Form 10-Q
period 2017-09-30
Chubb Ltd
filed 2017-11-01
CIK 896159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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
YES ☐                                                NO  ☑
The number of registrant’s Common Shares (CHF 24.15 par value) outstanding as of October 20, 2017 was 464,221,986.

CHUBB LIMITED
INDEX TO FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (Unaudited)
Chubb Limited and Subsidiaries

	September 30	December 31
(in millions of U.S. dollars, except share and per share data)	2017	2016
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost – $82,254 and $79,536)	$83,686	$80,115
(includes hybrid financial instruments of nil and $2)
Fixed maturities held to maturity, at amortized cost (fair value – $10,365 and $10,670)	10,160	10,644
Equity securities, at fair value (cost – $723 and $706)	910	814
Short-term investments, at fair value and amortized cost	2,991	3,002
Other investments (cost – $4,429 and $4,270)	4,677	4,519
Total investments	102,424	99,094
Cash	1,088	985
Securities lending collateral	1,757	1,092
Accrued investment income	911	918
Insurance and reinsurance balances receivable	9,551	8,970
Reinsurance recoverable on losses and loss expenses	14,799	13,577
Reinsurance recoverable on policy benefits	193	182
Deferred policy acquisition costs	4,691	4,314
Value of business acquired	339	355
Goodwill	15,707	15,332
Other intangible assets	6,558	6,763
Prepaid reinsurance premiums	2,506	2,448
Investments in partially-owned insurance companies	652	666
Other assets	6,402	5,090
Total assets	$167,578	$159,786
Liabilities
Unpaid losses and loss expenses	$64,153	$60,540
Unearned premiums	15,456	14,779
Future policy benefits	5,307	5,036
Insurance and reinsurance balances payable	5,827	5,637
Securities lending payable	1,757	1,093
Accounts payable, accrued expenses, and other liabilities	9,173	8,617
Deferred tax liabilities	1,139	988
Repurchase agreements	1,408	1,403
Short-term debt	1,020	500
Long-term debt	11,559	12,610
Trust preferred securities	308	308
Total liabilities	117,107	111,511
Commitments and contingencies
Shareholders’ equity
Common Shares (CHF 24.15 par value; 479,783,864 shares issued; 464,158,519 and 465,968,716 shares outstanding)	11,121	11,121
Common Shares in treasury (15,625,345 and 13,815,148 shares)	(1,877)	(1,480)
Additional paid-in capital	14,217	15,335
Retained earnings	25,941	23,613
Accumulated other comprehensive income (loss) (AOCI)	1,069	(314)
Total shareholders’ equity	50,471	48,275
Total liabilities and shareholders’ equity	$167,578	$159,786
See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars, except per share data)	2017	2016	2017	2016
Revenues
Net premiums written	$7,902	$7,573	$22,193	$21,207
Decrease (increase) in unearned premiums	(95)	115	(377)	483
Net premiums earned	7,807	7,688	21,816	21,690
Net investment income	813	739	2,328	2,121
Net realized gains (losses):
Other-than-temporary impairment (OTTI) losses gross	(8)	(12)	(36)	(99)
Portion of OTTI losses recognized in other comprehensive income (OCI)	—	—	1	8
Net OTTI losses recognized in income	(8)	(12)	(35)	(91)
Net realized gains (losses) excluding OTTI losses	(2)	112	119	(419)
Total net realized gains (losses) (includes $10, $33, $27, and $(117) reclassified from AOCI)	(10)	100	84	(510)
Total revenues	8,610	8,527	24,228	23,301
Expenses
Losses and loss expenses	6,247	4,269	14,182	12,197
Policy benefits	169	155	500	427
Policy acquisition costs	1,488	1,514	4,334	4,487
Administrative expenses	714	772	2,096	2,373
Interest expense	150	152	451	451
Other (income) expense	(118)	(91)	(333)	(92)
Amortization of purchased intangibles	65	4	194	16
Chubb integration expenses	50	115	233	361
Total expenses	8,765	6,890	21,657	20,220
Income (loss) before income tax	(155)	1,637	2,571	3,081
Income tax expense (benefit) (includes nil, $11, $3 and $16 on reclassified unrealized gains and losses)	(85)	277	243	556
Net income (loss)	$(70)	$1,360	$2,328	$2,525
Other comprehensive income
Unrealized appreciation	$153	$247	$919	$2,099
Reclassification adjustment for net realized (gains) losses included in net income (loss)	(10)	(33)	(27)	117
	143	214	892	2,216
Change in:
Cumulative foreign currency translation adjustment	665	(124)	901	269
Postretirement benefit liability adjustment	(63)	5	(118)	8
Other comprehensive income, before income tax	745	95	1,675	2,493
Income tax expense related to OCI items	(46)	(79)	(292)	(561)
Other comprehensive income	699	16	1,383	1,932
Comprehensive income	$629	$1,376	$3,711	$4,457
Earnings (loss) per share
Basic earnings (loss) per share	$(0.15)	$2.90	$4.98	$5.48
Diluted earnings (loss) per share	$(0.15)	$2.88	$4.94	$5.44
See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
Chubb Limited and Subsidiaries

	Nine Months Ended
	September 30
(in millions of U.S. dollars)	2017	2016
Common Shares
Balance – beginning of period	$11,121	$7,833
Shares issued for Chubb Corp acquisition	—	3,288
Balance – end of period	11,121	11,121
Common Shares in treasury
Balance – beginning of period	(1,480)	(1,922)
Common Shares repurchased	(707)	—
Net shares redeemed under employee share-based compensation plans	310	372
Balance – end of period	(1,877)	(1,550)
Additional paid-in capital
Balance – beginning of period	15,335	4,481
Shares issued for Chubb Corp acquisition	—	11,916
Equity awards assumed in Chubb Corp acquisition	—	323
Net shares redeemed under employee share-based compensation plans	(311)	(365)
Exercise of stock options	(43)	(44)
Share-based compensation expense and other	223	250
Funding of dividends declared to Retained earnings	(987)	(960)
Balance – end of period	14,217	15,601
Retained earnings
Balance – beginning of period	23,613	19,478
Net income	2,328	2,525
Funding of dividends declared from Additional paid-in capital	987	960
Dividends declared on Common Shares	(987)	(960)
Balance – end of period	25,941	22,003
Accumulated other comprehensive income
Net unrealized appreciation on investments
Balance – beginning of period	1,058	874
Change in period, before reclassification from AOCI, net of income tax expense of $(310) and $(559)	609	1,540
Amounts reclassified from AOCI, net of income tax benefit of $3 and $16	(24)	133
Change in period, net of income tax expense of $(307) and $(543)	585	1,673
Balance – end of period	1,643	2,547
Cumulative foreign currency translation adjustment
Balance – beginning of period	(1,663)	(1,539)
Change in period, net of income tax expense of $(14) and $(18)	887	251
Balance – end of period	(776)	(1,288)
Postretirement benefit liability adjustment
Balance – beginning of period	291	(70)
Change in period, net of income tax benefit of $29 and nil	(89)	8
Balance – end of period	202	(62)
Accumulated other comprehensive income	1,069	1,197
Total shareholders’ equity	$50,471	$48,372
See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Chubb Limited and Subsidiaries

	Nine Months Ended September 30
(in millions of U.S. dollars)	2017	2016
Cash flows from operating activities
Net income	$2,328	$2,525
Adjustments to reconcile net income to net cash flows from operating activities
Net realized (gains) losses	(84)	510
Amortization of premiums/discounts on fixed maturities	526	558
Amortization of UPR related to the Chubb Corp acquisition	—	1,415
Deferred income taxes	(151)	(13)
Unpaid losses and loss expenses	2,789	916
Unearned premiums	340	(547)
Future policy benefits	186	129
Insurance and reinsurance balances payable	247	149
Accounts payable, accrued expenses, and other liabilities	(828)	(109)
Income taxes payable	(262)	308
Insurance and reinsurance balances receivable	(339)	(201)
Reinsurance recoverable on losses and loss expenses	(976)	(241)
Reinsurance recoverable on policy benefits	(10)	(6)
Deferred policy acquisition costs	(256)	(1,316)
Prepaid reinsurance premiums	(14)	33
Other	(85)	(273)
Net cash flows from operating activities	3,411	3,837
Cash flows from investing activities
Purchases of fixed maturities available for sale	(18,478)	(23,837)
Purchases of fixed maturities held to maturity	(262)	(189)
Purchases of equity securities	(125)	(100)
Sales of fixed maturities available for sale	9,215	13,863
Sales of equity securities	152	963
Maturities and redemptions of fixed maturities available for sale	7,699	6,936
Maturities and redemptions of fixed maturities held to maturity	644	627
Net change in short-term investments	44	11,866
Net derivative instruments settlements	(170)	(181)
Acquisition of subsidiaries (net of cash acquired of nil and $71)	—	(14,248)
Other	(62)	26
Net cash flows used for investing activities	(1,343)	(4,274)
Cash flows from financing activities
Dividends paid on Common Shares	(978)	(851)
Common Shares repurchased	(707)	—
Repayment of long-term debt	(500)	—
Proceeds from issuance of repurchase agreements	1,798	1,457
Repayment of repurchase agreements	(1,793)	(1,455)
Proceeds from share-based compensation plans	109	117
Policyholder contract deposits	312	473
Policyholder contract withdrawals	(211)	(247)
Other	—	(4)
Net cash flows used for financing activities	(1,970)	(510)
Effect of foreign currency rate changes on cash and cash equivalents	5	42
Net increase (decrease) in cash	103	(905)
Cash – beginning of period	985	1,775
Cash – end of period	$1,088	$870
Supplemental cash flow information
Taxes paid	$652	$360
Interest paid	$404	$390
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

b) Goodwill
During the nine months ended September 30, 2017, Goodwill increased $375 million, primarily reflecting the impact of foreign exchange.

c) Debt
In February 2017, Chubb INA Holdings Inc.’s $500 million of 5.7 percent senior notes matured and were fully paid. In 2017, we reclassified $300 million of the 5.8 percent senior notes ($300 million par value due to mature in March 2018), $616 million of the 5.75 percent senior notes ($600 million par value due to mature in May 2018), and $104 million of the 6.6 percent senior notes ($100 million par value due to mature in August 2018), from Long-term debt to Short-term debt in the Consolidated balance sheets.

Effective April 15, 2017, the interest rate on our $1.0 billion of unsecured junior subordinated capital securities converted to a floating rate, equal to the three-month LIBOR plus 2.25 percentage points. Previously, these capital securities carried interest at a rate of 6.375 percent. The current interest rate, at the time of this filing, on these securities is 3.61 percent. The scheduled maturity date for these securities is April 15, 2037.

d) Accounting guidance adopted in 2017

Stock Compensation
Effective January 2017, we prospectively adopted new guidance on stock compensation which requires recognition of the excess tax benefits or deficiencies of share-based compensation awards to employees through net income rather than through additional paid in capital. The calculation of the excess tax benefits or deficiencies is based on the difference between the market value of a stock award at the date of vesting, or at the time of exercise for a stock option, compared to the grant date fair value recognized as compensation expense in the Consolidated statements of operations. For the three and nine months ended September 30, 2017, the excess tax benefit recorded to Income tax expense in the Consolidated statement of operations was $14 million and $44 million, respectively. Additionally, the guidance allowed for an election to account for forfeitures related to share-based payments either as they occur or through an estimation method. We elected to retain our current accounting for compensation expense using a forfeiture estimation process.

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

The following table provides supplemental unaudited pro forma consolidated information for the three and nine months ended September 30, 2016, as if Chubb Corp had been acquired as of January 1, 2015. The unaudited pro forma consolidated financial statements are presented solely for informational purposes and are not necessarily indicative of the consolidated results of operations that might have been achieved had the transaction been completed as of the date indicated, nor are they meant to be indicative of any anticipated consolidated future results of operations that the combined company will experience after the transaction.

Three Months Ended		Nine Months Ended
(in millions of U.S. dollars, except per share data)	September 30, 2016	September 30, 2016
Total revenues	$8,521	$23,758
Net income	$1,345	$2,591
Earnings per share
Basic earnings per share	$2.87	$5.54
Diluted earnings per share	$2.85	$5.50

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

3. Investments

a) Fixed maturities

September 30, 2017	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	OTTI Recognized in AOCI
(in millions of U.S. dollars)
Available for sale
U.S. Treasury and agency	$3,571	$38	$(27)	$3,582	$—
Foreign	22,516	690	(107)	23,099	(2)
Corporate securities	24,555	754	(83)	25,226	(4)
Mortgage-backed securities	15,369	157	(115)	15,411	(1)
States, municipalities, and political subdivisions	16,243	172	(47)	16,368	—
	$82,254	$1,811	$(379)	$83,686	$(7)
Held to maturity
U.S. Treasury and agency	$611	$13	$(3)	$621	$—
Foreign	616	28	—	644	—
Corporate securities	2,531	63	(5)	2,589	—
Mortgage-backed securities	1,223	35	—	1,258	—
States, municipalities, and political subdivisions	5,179	77	(3)	5,253	—
	$10,160	$216	$(11)	$10,365	$—

December 31, 2016	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	OTTI Recognized in AOCI
(in millions of U.S. dollars)
Available for sale
U.S. Treasury and agency	$2,883	$32	$(45)	$2,870	$—
Foreign	20,929	636	(125)	21,440	(5)
Corporate securities	23,736	580	(167)	24,149	(8)
Mortgage-backed securities	14,066	135	(194)	14,007	(1)
States, municipalities, and political subdivisions	17,922	72	(345)	17,649	—
	$79,536	$1,455	$(876)	$80,115	$(14)
Held to maturity
U.S. Treasury and agency	$655	$9	$(3)	$661	$—
Foreign	640	28	(1)	667	—
Corporate securities	2,771	50	(26)	2,795	—
Mortgage-backed securities	1,393	35	—	1,428	—
States, municipalities, and political subdivisions	5,185	26	(92)	5,119	—
	$10,644	$148	$(122)	$10,670	$—

As discussed in Note 3 c), if a credit loss is incurred on an impaired fixed maturity, an OTTI is considered to have occurred and the portion of the impairment not related to credit losses (non-credit OTTI) is recognized in OCI. Included in the “OTTI Recognized in AOCI” columns above are the cumulative amounts of non-credit OTTI recognized in OCI adjusted for subsequent sales, maturities, and redemptions. OTTI recognized in AOCI does not include the impact of subsequent changes in fair value of the related securities. In periods subsequent to a recognition of OTTI in OCI, changes in the fair value of the related fixed maturities are reflected in Net unrealized appreciation on investments in the Consolidated statements of shareholders’ equity. For the three and nine months ended September 30, 2017, $1 million of net unrealized appreciation and $2 million of net unrealized depreciation, respectively, related to such securities is included in OCI. For the three and nine months ended September 30, 2016, $13 million and $57 million, respectively, of net unrealized appreciation related to such securities is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

included in OCI. At September 30, 2017 and December 31, 2016, AOCI included cumulative net unrealized appreciation of $7 million and $10 million, respectively, related to securities remaining in the investment portfolio for which a non-credit OTTI was recognized.

Mortgage-backed securities (MBS) issued by U.S. government agencies are combined with all other to be announced mortgage-backed securities (TBAs) held (refer to Note 6 c) (iv)) and are included in the category, “Mortgage-backed securities”. Approximately 82 percent and 81 percent of the total mortgage-backed securities at September 30, 2017 and December 31, 2016, respectively, are represented by investments in U.S. government agency bonds. The remainder of the mortgage exposure consists of collateralized mortgage obligations and non-government mortgage-backed securities, the majority of which provide a planned structure for principal and interest payments and carry a rating of AAA by the major credit rating agencies.

The following table presents fixed maturities by contractual maturity:

		September 30		December 31
		2017		2016
(in millions of U.S. dollars)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
Due in 1 year or less	$3,532	$3,556	$3,892	$3,913
Due after 1 year through 5 years	24,918	25,397	24,027	24,429
Due after 5 years through 10 years	28,009	28,488	27,262	27,379
Due after 10 years	10,426	10,834	10,289	10,387
	66,885	68,275	65,470	66,108
Mortgage-backed securities	15,369	15,411	14,066	14,007
	$82,254	$83,686	$79,536	$80,115
Held to maturity
Due in 1 year or less	$822	$828	$430	$435
Due after 1 year through 5 years	2,479	2,524	2,646	2,691
Due after 5 years through 10 years	2,821	2,866	2,969	2,944
Due after 10 years	2,815	2,889	3,206	3,172
	8,937	9,107	9,251	9,242
Mortgage-backed securities	1,223	1,258	1,393	1,428
	$10,160	$10,365	$10,644	$10,670

Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

b) Equity securities

	September 30	December 31
(in millions of U.S. dollars)	2017	2016
Cost	$723	$706
Gross unrealized appreciation	195	129
Gross unrealized depreciation	(8)	(21)
Fair value	$910	$814

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

For the three and nine months ended September 30, 2017, credit losses recognized in Net income for corporate securities were $3 million and $5 million, respectively. For the three and nine months ended September 30, 2016, credit losses recognized in Net income for corporate securities were $4 million and $28 million, respectively.

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

For the three and nine months ended September 30, 2017, there were no credit losses recognized in Net income for mortgage-backed securities. For the three and nine months ended September 30, 2016, there were $1 million in credit losses recognized in Net income for mortgage-backed securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents the Net realized gains (losses) and the losses included in Net realized gains (losses) and OCI as a result of conditions which caused us to conclude the decline in fair value of certain investments was “other-than-temporary”:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2017	2016	2017	2016
Fixed maturities:
OTTI on fixed maturities, gross	$(5)	$(7)	$(16)	$(85)
OTTI on fixed maturities recognized in OCI (pre-tax)	—	—	1	8
OTTI on fixed maturities, net	(5)	(7)	(15)	(77)
Gross realized gains excluding OTTI	30	47	109	149
Gross realized losses excluding OTTI	(19)	(13)	(77)	(228)
Total fixed maturities	6	27	17	(156)
Equity securities:
OTTI on equity securities	(1)	(1)	(9)	(7)
Gross realized gains excluding OTTI	6	19	21	63
Gross realized losses excluding OTTI	(1)	(12)	(2)	(17)
Total equity securities	4	6	10	39
OTTI on other investments	(2)	(4)	(11)	(7)
Foreign exchange gains	15	29	10	46
Investment and embedded derivative instruments	(14)	1	(24)	(85)
Fair value adjustments on insurance derivative	54	89	265	(270)
S&P put options and futures	(57)	(45)	(169)	(88)
Other derivative instruments	(5)	3	(4)	1
Other	(11)	(6)	(10)	10
Net realized gains (losses)	$(10)	$100	$84	$(510)

The following table presents a roll-forward of pre-tax credit losses related to fixed maturities for which a portion of OTTI was recognized in OCI:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2017	2016	2017	2016
Balance of credit losses related to securities still held – beginning of period	$29	$51	$35	$53
Additions where no OTTI was previously recorded	2	4	3	16
Additions where an OTTI was previously recorded	1	1	2	13
Reductions for securities sold during the period	(7)	(11)	(15)	(37)
Balance of credit losses related to securities still held – end of period	$25	$45	$25	$45

d) Gross unrealized loss
At September 30, 2017, there were 7,455 fixed maturities out of a total of 30,933 fixed maturities in an unrealized loss position. The largest single unrealized loss in the fixed maturities was $7 million. There were 59 equity securities out of a total of 317 equity securities in an unrealized loss position. The largest single unrealized loss in the equity securities was $1 million. Fixed maturities in an unrealized loss position at September 30, 2017, comprised both investment grade and below investment grade securities for which fair value declined primarily due to widening credit spreads since the date of purchase.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following tables present, for all securities in an unrealized loss position (including securities on loan), the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	0 – 12 Months		Over 12 Months		Total
September 30, 2017	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. Treasury and agency	$1,763	$(13)	$656	$(17)	$2,419	$(30)
Foreign	5,353	(85)	894	(22)	6,247	(107)
Corporate securities	3,373	(48)	788	(40)	4,161	(88)
Mortgage-backed securities	6,946	(96)	749	(19)	7,695	(115)
States, municipalities, and political subdivisions	4,548	(28)	839	(22)	5,387	(50)
Total fixed maturities	21,983	(270)	3,926	(120)	25,909	(390)
Equity securities	103	(8)	—	—	103	(8)
Other investments	157	(9)	—	—	157	(9)
Total	$22,243	$(287)	$3,926	$(120)	$26,169	$(407)

	0 – 12 Months		Over 12 Months		Total
December 31, 2016	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. Treasury and agency	$2,216	$(48)	$—	$—	$2,216	$(48)
Foreign	5,918	(99)	386	(27)	6,304	(126)
Corporate securities	7,021	(149)	641	(44)	7,662	(193)
Mortgage-backed securities	8,638	(189)	234	(5)	8,872	(194)
States, municipalities, and political subdivisions	19,448	(435)	49	(2)	19,497	(437)
Total fixed maturities	43,241	(920)	1,310	(78)	44,551	(998)
Equity securities	199	(21)	—	—	199	(21)
Other investments	201	(18)	—	—	201	(18)
Total	$43,641	$(959)	$1,310	$(78)	$44,951	$(1,037)

e) Restricted assets
Chubb is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutory regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. Chubb is also required to restrict assets pledged under repurchase agreements, which represent Chubb's agreement to sell securities and repurchase them at a future date for a predetermined price. We also use trust funds in certain large reinsurance transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit (LOC) requirements. We also have investments in segregated portfolios primarily to provide collateral or guarantees for LOC and derivative transactions. Included in restricted assets at September 30, 2017 and December 31, 2016 are investments, primarily fixed maturities, totaling $22.8 billion and $20.1 billion, respectively, and cash of $105 million and $103 million, respectively.
The following table presents the components of restricted assets:

	September 30	December 31
(in millions of U.S. dollars)	2017	2016
Trust funds	$16,391	$13,880
Deposits with U.S. regulatory authorities	2,361	2,203
Deposits with non-U.S. regulatory authorities	2,294	2,191
Assets pledged under repurchase agreements	1,441	1,461
Other pledged assets	377	435
	$22,864	$20,170

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

The effect of changes in key market factors on assumed lapse and annuitization rates reflect emerging trends using data available from cedants. For treaties with limited experience, rates are established in line with data received from other ceding companies adjusted, as appropriate, with industry estimates. The model and related assumptions are regularly re-evaluated by management and enhanced, as appropriate, based upon additional experience obtained related to policyholder behavior and availability of updated information such as market conditions, market participant assumptions, and demographics of in-force annuities. Because of the significant use of unobservable inputs including policyholder behavior, GLB reinsurance is classified within Level 3. During the nine months ended September 30, 2017, we updated aspects of our valuation model relating to interest rates. This resulted in a decrease to the fair value of GLB liabilities generating a realized gain of approximately $94 million. During the nine months ended September 30, 2017, there were no other material changes to actuarial or behavioral assumptions. For detailed information on our lapse and annuitization rate assumptions, refer to Note 4 to the Consolidated Financial Statements of our 2016 Form 10-K.

Financial instruments measured at fair value on a recurring basis, by valuation hierarchy

September 30, 2017	Level 1	Level 2	Level 3	Total
(in millions of U.S. dollars)
Assets:
Fixed maturities available for sale
U.S. Treasury and agency	$2,941	$641	$—	$3,582
Foreign	—	23,009	90	23,099
Corporate securities	—	24,307	919	25,226
Mortgage-backed securities	—	15,367	44	15,411
States, municipalities, and political subdivisions	—	16,368	—	16,368
	2,941	79,692	1,053	83,686
Equity securities	858	—	52	910
Short-term investments	1,804	1,187	—	2,991
Other investments (1)	446	292	252	990
Securities lending collateral	—	1,757	—	1,757
Investment derivative instruments	15	—	—	15
Separate account assets	2,414	100	—	2,514
Total assets measured at fair value (1)	$8,478	$83,028	$1,357	$92,863
Liabilities:
Investment derivative instruments	$37	$—	$—	$37
Other derivative instruments	25	—	2	27
GLB (2)	—	—	303	303
Total liabilities measured at fair value	$62	$—	$305	$367

(1)
Excluded from the table above are partially-owned investments, investment funds, and limited partnerships of $3,669 million and other investments of $18 million at September 30, 2017 measured using NAV as a practical expedient.

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

There were no transfers of financial instruments between Level 1 and Level 2 for the three and nine months ended September 30, 2017 and 2016.

Fair value of alternative investments
Alternative investments include investment funds, limited partnerships, and partially-owned investment companies measured at fair value using NAV as a practical expedient. The following table presents, by investment category, the expected liquidation period, fair value, and maximum future funding commitments of alternative investments:

			September 30		December 31
	Expected Liquidation Period of Underlying Assets		2017		2016
(in millions of U.S. dollars)		Fair Value	Maximum Future Funding Commitments	Fair Value	Maximum Future Funding Commitments
Financial	5 to 9 Years	$566	$367	$548	$428
Real Assets	3 to 7 Years	635	148	536	230
Distressed	5 to 9 Years	327	157	485	179
Private Credit	3 to 7 Years	216	329	236	259
Traditional	3 to 9 Years	1,643	729	1,550	930
Vintage	1 to 2 Years	18	—	21	14
Investment funds	Not Applicable	264	—	251	—
		$3,669	$1,730	$3,627	$2,040

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

(in millions of U.S. dollars, except for percentages)	Fair Value		Valuation Technique	Significant Unobservable Inputs	Ranges
	September 30, 2017	December 31, 2016
GLB (1)	$303	$559	Actuarial model	Lapse rate	3% – 34%
				Annuitization rate	0% – 78%

(1)	Discussion of the most significant inputs used in the fair value measurement of GLB and the sensitivity of those assumptions is included within Note 4 a) Guaranteed living benefits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following tables present a reconciliation of the beginning and ending balances of financial instruments measured at fair value using significant unobservable inputs (Level 3):

	Assets						Liabilities
Three Months Ended	Available-for-Sale Debt Securities			Equity securities	Short-term investments	Other investments	Other derivative instruments	GLB(1)
September 30, 2017	Foreign	Corporate securities	MBS
(in millions of U.S. dollars)
Balance – beginning of period	$85	$747	$45	$39	$7	$243	$2	$357
Transfers into Level 3	—	111	—	—	—	—	—	—
Transfers out of Level 3	(3)	(26)	—	—	—	—	—	—
Change in Net Unrealized Gains (Losses) included in OCI	1	(1)	—	—	—	—	—	—
Net Realized Gains/Losses	—	—	—	1	—	—	—	(54)
Purchases	24	169	7	17	1	15	—	—
Sales	(14)	(24)	—	(5)	—	—	—	—
Settlements	(3)	(57)	(8)	—	(8)	(6)	—	—
Balance – end of period	$90	$919	$44	$52	$—	$252	$2	$303
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$—	$—	$—	$—	$—	$—	$—	$(54)

(1)
Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as Future policy benefits in the Consolidated balance sheets. The liability for GLB reinsurance was $635 million at September 30, 2017, and $684 million at June 30, 2017, which includes a fair value derivative adjustment of $303 million and $357 million, respectively.

	Assets							Liabilities
Three Months Ended	Available-for-Sale Debt Securities			Equity securities	Short-term investments	Other investments	Other derivative instruments	GLB(1)
September 30, 2016	Foreign	Corporate securities	MBS
(in millions of U.S. dollars)
Balance – beginning of period	$87	$281	$49	$37	$50	$216	$10	$971
Transfers into Level 3	—	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—	—
Change in Net Unrealized Gains (Losses) included in OCI	(1)	6	—	3	—	4	—	—
Net Realized Gains/Losses	—	(4)	—	—	—	—	—	(88)
Purchases	20	348	—	—	12	8	—	—
Sales	(2)	(18)	(3)	(3)	—	—	—	—
Settlements	(1)	(7)	—	—	—	(5)	(2)	—
Balance – end of period	$103	$606	$46	$37	$62	$223	$8	$883
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$—	$(4)	$—	$—	$—	$—	$—	$(88)

(1)
Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as Future policy benefits in the Consolidated balance sheets. The liability for GLB reinsurance was $1.2 billion at September 30, 2016, and $1.3 billion at June 30, 2016, which includes a fair value derivative adjustment of $883 million and $971 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	Assets						Liabilities
Nine Months Ended	Available-for-Sale Debt Securities			Equity securities	Short-term investments	Other investments	Other derivative instruments	GLB(1)
September 30, 2017	Foreign	Corporate securities	MBS
(in millions of U.S. dollars)
Balance – beginning of period	$74	$681	$45	$41	$25	$225	$13	$559
Transfers into Level 3	—	168	—	—	—	—	—	9
Transfers out of Level 3	(3)	(93)	—	—	—	—	(9)	—
Change in Net Unrealized Gains (Losses) included in OCI	3	(9)	—	1	—	3	—	—
Net Realized Gains/Losses	1	(1)	—	1	—	—	(2)	(265)
Purchases	57	390	8	23	15	39	—	—
Sales	(36)	(79)	(1)	(14)	—	—	—	—
Settlements	(6)	(138)	(8)	—	(40)	(15)	—	—
Balance – end of period	$90	$919	$44	$52	$—	$252	$2	$303
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$—	$—	$—	$—	$—	$—	$(2)	$(265)

(1)
Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as Future policy benefits in the Consolidated balance sheets. The liability for GLB reinsurance was $635 million at September 30, 2017, and $853 million at December 31, 2016, which includes a fair value derivative adjustment of $303 million and $559 million, respectively.

	Assets							Liabilities
Nine Months Ended	Available-for-Sale Debt Securities			Equity securities	Short-term investments	Other investments	Other derivative instruments	GLB(1)
September 30, 2016	Foreign	Corporate securities	MBS
(in millions of U.S. dollars)
Balance – beginning of period	$57	$174	$53	$16	$—	$212	$6	$609
Transfers into Level 3	9	18	—	—	—	—	—	—
Transfers out of Level 3	(2)	—	—	—	—	—	—	—
Change in Net Unrealized Gains (Losses) included in OCI	8	17	—	2	—	4	—	—
Net Realized Gains/Losses	(6)	(12)	—	1	—	—	2	274
Purchases (2)	52	472	1	23	62	22	2	—
Sales	(10)	(48)	(8)	(5)	—	—	—	—
Settlements	(5)	(15)	—	—	—	(15)	(2)	—
Balance – end of period	$103	$606	$46	$37	$62	$223	$8	$883
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$(5)	$(11)	$—	$—	$—	$—	$2	$274

(1)
Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as Future policy benefits in the Consolidated balance sheets. The liability for GLB reinsurance was $1.2 billion at September 30, 2016, and $888 million at December 31, 2015, which includes a fair value derivative adjustment of $883 million and $609 million, respectively.

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

The following tables present fair value, by valuation hierarchy, and carrying value of the financial instruments not measured at fair value:

September 30, 2017	Fair Value				Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities held to maturity
U.S. Treasury and agency	$563	$58	$—	$621	$611
Foreign	—	644	—	644	616
Corporate securities	—	2,578	11	2,589	2,531
Mortgage-backed securities	—	1,258	—	1,258	1,223
States, municipalities, and political subdivisions	—	5,253	—	5,253	5,179
Total assets	$563	$9,791	$11	$10,365	$10,160
Liabilities:
Repurchase agreements	$—	$1,408	$—	$1,408	$1,408
Short-term debt	—	1,025	—	1,025	1,020
Long-term debt	—	12,273	—	12,273	11,559
Trust preferred securities	—	467	—	467	308
Total liabilities	$—	$15,173	$—	$15,173	$14,295

December 31, 2016	Fair Value				Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities held to maturity
U.S. Treasury and agency	$555	$106	$—	$661	$655
Foreign	—	667	—	667	640
Corporate securities	—	2,782	13	2,795	2,771
Mortgage-backed securities	—	1,428	—	1,428	1,393
States, municipalities, and political subdivisions	—	5,119	—	5,119	5,185
Total assets	$555	$10,102	$13	$10,670	$10,644
Liabilities:
Repurchase agreements	$—	$1,403	$—	$1,403	$1,403
Short-term debt	—	503	—	503	500
Long-term debt	—	12,998	—	12,998	12,610
Trust preferred securities	—	456	—	456	308
Total liabilities	$—	$15,360	$—	$15,360	$14,821

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

5. Unpaid losses and loss expenses

The following table presents a reconciliation of beginning and ending Unpaid losses and loss expenses:

	Nine Months Ended September 30
(in millions of U.S. dollars)	2017	2016
Gross unpaid losses and loss expenses – beginning of period	$60,540	$37,303
Reinsurance recoverable on unpaid losses (1)	(12,708)	(10,741)
Net unpaid losses and loss expenses – beginning of period	47,832	26,562
Acquisition of subsidiaries	—	21,402
Total	47,832	47,964
Net losses and loss expenses incurred in respect of losses occurring in:
Current year	14,963	13,169
Prior years (2)	(781)	(972)
Total	14,182	12,197
Net losses and loss expenses paid in respect of losses occurring in:
Current year	3,937	3,865
Prior years	8,389	7,470
Total	12,326	11,335
Foreign currency revaluation and other	596	(155)
Net unpaid losses and loss expenses – end of period	50,283	48,671
Reinsurance recoverable on unpaid losses (1)	13,870	12,676
Gross unpaid losses and loss expenses – end of period	$64,153	$61,347
(1) Net of provision for uncollectible reinsurance.
(2) Relates to prior period loss reserve development only and excludes prior period development related to reinstatement premiums, expense adjustments, and earned premiums totaling $110 million and $75 million for the nine months ended September 30, 2017 and 2016, respectively.

The increase in gross and net unpaid losses and loss expenses in 2017 primarily reflects the significant catastrophe events during the third quarter of 2017, principally from hurricanes Harvey, Irma and Maria and the earthquakes in Mexico.

Prior Period Development
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

Long-tail lines include lines such as workers' compensation, general liability, and professional liability; while short-tail lines include lines such as most property lines, energy, personal accident, and agriculture. During the third quarter of 2017, we determined that the classification of loss development for certain businesses, previously grouped within the short-tail discussion below, would be more appropriately classified as long-tail to better align with the classification of these businesses within our loss development tables in the 2016 Form 10-K. We also determined that the loss development for certain other businesses should be reclassified from long-tail to short-tail. We updated our 2016 and year-to-date 2017 discussions below to conform to the current period presentation. These changes to the previously disclosed amount have no impact to our financial condition and results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

North America Commercial P&C Insurance

2017
For the three months ended September 30, 2017, net favorable PPD was $236 million, which was the net result of several underlying favorable and adverse movements, and was driven by the following principal changes:

•	Net favorable development of $242 million in long-tail business, primarily from:

•
Favorable development of $140 million in commercial excess and umbrella portfolios primarily in accident years 2011 and prior driven by lower paid and reported loss activity relative to prior expectations as well as an increase in weighting towards experience-based methods;

•
Favorable development of $44 million in workers' compensation business mainly impacting accident years 2013 and prior, driven by lower than expected paid and reported loss activity, and revisions to development patterns used in our loss projection methods for select portfolios; and

•
Net favorable development of $28 million on several large multi-line prospective deals primarily impacting the 2012 and 2013 accident years, due to lower than expected reported loss activity. These structured deals typically cover large clients for multiple product lines and with varying loss limitations; this development is net of premium adjustments of $26 million tied to the loss performance of the particular deals.

•	Net adverse development of $6 million in short-tail business across a number of accident years, none of which were significant individually or in the aggregate.

For the nine months ended September 30, 2017, net favorable PPD was $546 million, which was the net result of several underlying favorable and adverse movements, and was driven by the following principal changes:

•	Net favorable development of $431 million in long-tail business, primarily from:

•
Net favorable development of $99 million in our workers’ compensation businesses (excluding excess compensation) with favorable development of $37 million in the 2016 accident year related to our annual assessment of multi-claimant events including industrial accidents. Consistent with prior years, we reviewed these potential exposures after the close of the accident year to allow for late reporting or identification of significant losses. Net favorable development of $62 million was principally due to lower than expected loss experience and revision to development patterns used in our loss projection methods, mainly impacting accident years 2013 and prior, and partly offset by smaller adverse development in the more recent prior accident years;

•
Net favorable development of $213 million in our commercial excess and umbrella portfolios, primarily in accident years 2011 and prior, driven by lower than expected reported loss activity, and an increase in weighting towards experience-based methods;

•
Favorable development of $27 million in our commercial-multi peril (CMP) and monoline general liability lines, driven by favorable paid and reported loss activity relative to prior expectations, principally in accident years 2008 through 2013;

•
Net favorable development of $30 million in our professional Errors and Omissions (E&O) portfolios, primarily in the 2012 and 2013 accident years, arising from lower than expected reported loss activity, partially offset by claim-specific adverse development; and

•	Favorable development of $28 million in large multi-line accounts due primarily to the same factors experienced for the three months ended September 30, 2017.

•	Net favorable development of $115 million in short-tail business, primarily from:

•	Net favorable development of $45 million in our credit-related business, primarily due to lower than expected claims severity in the 2015 accident year;

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

•	Favorable development of $43 million in property lines, primarily in our commercial property portfolios, driven by lower than expected loss emergence in the 2014 and 2016 accident years; and

•	Net favorable development of $19 million in our accident & health (A&H) business, primarily due to lower than expected loss emergence in the 2015 and 2016 accident years.

2016
For the three months ended September 30, 2016, net favorable PPD was $187 million, which was the net result of several underlying favorable and adverse movements, and was driven by the following principal changes:

•
Net favorable development of $167 million in long-tail business, primarily from favorable development of $127 million in our commercial excess and umbrella portfolios, impacting the 2010 and prior accident years, driven by continued lower than expected reported loss activity and an increase in weighting towards experience-based methods; and

•
Net favorable development of $20 million in short-tail business, principally from our property portfolios, primarily impacting the 2014 and 2015 accident years, resulting from lower than expected loss emergence.

For the nine months ended September 30, 2016, net favorable PPD was $533 million, which was the net result of several underlying favorable and adverse movements, and was driven by the following principal changes:

•	Net favorable development of $473 million in long-tail business, primarily from:

•
Favorable development of $272 million in our commercial excess and umbrella portfolios, primarily in accident years 2010 and prior, driven by lower than expected reported loss activity and an increase in weighting towards experience-based methods; in general, the severity of claims has been less than expected;

•
Net favorable development of $134 million in our workers’ compensation lines, including excess lines, with favorable development of $40 million in the 2015 accident year related to our annual assessment of multi-claimant events including industrial accidents. Favorable development of $91 million in accident years 2012 and prior was principally due to lower than expected loss experience and revision to the basis for selecting development patterns used in our loss projection methods;

•
Favorable development of $69 million in our professional E&O portfolios, primarily impacting the 2012 and prior accident years and arising from both lower than expected reported loss activity and re-assessments of remaining claim-specific liabilities for the older accident years;

•
Net favorable development of $20 million in our primary general and package liability lines from favorable development due to lower than expected reported and paid activity, principally in accident years 2007 through 2014; and

•
Net favorable development of $60 million in short-tail business, primarily from net favorable development of $46 million in our property portfolios, primarily impacting the 2014 and 2015 accident years, resulting from lower than expected loss emergence.

North America Personal P&C Insurance

2017
For the three months ended September 30, 2017, net adverse PPD was $32 million, which was the net result of several underlying favorable and adverse movements, and was driven by the following principal changes:

•	Net adverse development of $98 million in our homeowners lines, primarily impacting the 2016 accident year, due to higher than expected loss severity; and

•
Net favorable development of $58 million in our personal excess lines primarily impacting the 2014 accident year, due to lower than expected loss experience and an increase weighting towards experience-based methods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

For the nine months ended September 30, 2017, net adverse PPD was $66 million, including adverse development of $105 million in our homeowners lines and favorable development of $58 million in our personal excess lines as described above.

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

North America Agricultural Insurance

2017
For the three months ended September 30, 2017, net favorable PPD was $4 million across a number of accident years, none of which were significant individually or in the aggregate.

For the nine months ended September 30, 2017, net favorable PPD was $83 million. The majority of the claim development relates to our Multiple Peril Crop Insurance (MPCI) business and is favorable due to better than expected crop yield results in certain states at the prior year-end period (i.e., 2017 results based on crop yield results at year-end 2016).

2016
For the three months ended September 30, 2016, net favorable PPD was $11 million across a number of accident years, none of which were significant individually or in the aggregate.

For the nine months ended September 30, 2016, net favorable PPD was $52 million. Actual claim development in the first quarter of 2016 for the 2015 crop year for MPCI business was favorable due to better than expected crop yield results in certain states at year-end 2015.

Overseas General Insurance

2017
For the three months ended September 30, 2017, net favorable PPD was $108 million, which was the net result of several underlying favorable and adverse movements, and was driven by the following principal changes:

•	Net favorable development of $109 million in long-tail business, primarily from:

•
Net favorable development of $40 million in casualty lines, with favorable development of $69 million in accident years 2013 and prior, resulting from lower than expected loss emergence, partially offset by adverse development of $29 million in accident years 2014 through 2016, primarily due to large loss experience in U.K. excess lines and wholesale business; and

•
Net favorable development of $34 million in financial lines, with favorable development of $124 million in accident years 2013 and prior, resulting from lower than expected loss emergence including favorable development on specific, litigated claims, and adverse development of $90 million in accident years 2014 through 2016, primarily due to large loss experience in specific Directors and Officers (D&O) portfolios in the U.K., Continental Europe, and Australia and Financial Institutions lines in the U.K. and Continental Europe.

For the nine months ended September 30, 2017, net favorable PPD was $184 million, which was the net result of several underlying favorable and adverse movements, and was driven by the following principal changes:

•	Net favorable development of $78 million in long-tail business, primarily from:

•	Favorable development of $34 million in financial lines, driven by the same factors as experienced for the three months ended September 30, 2017 as described above; and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

•
Net favorable development of $9 million in casualty lines, driven by the same factors as experienced for the three months ended September 30, 2017, as described above, partially offset by adverse development of $32 million driven by a change in the discount rate in the U.K. (Ogden rate) impacting the 2016 and prior accident years.

•	Net favorable development of $106 million in short-tail business, primarily from:

•
Favorable development of $43 million in technical and energy lines, primarily from favorable loss emergence in accident years 2014 through 2016 primarily in offshore and power generation where experience has been better than expected;

•
Favorable development of $37 million in property and marine (excluding technical lines), primarily in accident years 2013 through 2015, driven mainly by favorable U.K. and Continental Europe loss emergence, including favorable claim-specific loss settlements; and

•	Favorable development of $20 million in A&H lines, primarily from favorable loss emergence in Asia Pacific and Continental Europe in accident years 2014 through 2016.

2016
For the three months ended September 30, 2016, net favorable PPD was $223 million, which was the net result of several underlying favorable and adverse movements, and was driven by the following principal changes:

•	Net favorable development of $234 million in long-tail business, primarily from:

•
Net favorable development of $167 million, primarily in casualty and financial lines, with favorable development of $261 million in accident years 2012 and prior, resulting from lower than expected loss emergence, and adverse development of $94 million in accident years 2013 to 2015, primarily due to large loss experience in our D&O portfolio in Asia and financial lines in Europe;

•	Favorable development of $28 million in aviation lines, impacting accident years 2012 and prior due to lower than expected loss emergence and case-specific reserve reductions; and

•
Favorable development of $25 million on an individual legacy liability case reserve take-down. This release follows a legal analysis completed in the third quarter of 2016, based on court opinion in the quarter and discussions with defense counsel, which concluded that these reserves were no longer required.

•	Adverse development of $11 million in short-tail business, none of which was significant individually or in the aggregate.

For the nine months ended September 30, 2016, net favorable PPD was $338 million, which was the net result of several underlying favorable and adverse movements, and was driven by the following principal changes:

•	Net favorable development of $235 million in long-tail business due primarily to the same factors experienced for the three months ended September 30, 2016.

•	Net favorable development of $103 million in short-tail business primarily from:

•	Net favorable development of $66 million in property (including technical lines), primarily from favorable Continental Europe loss emergence in accident years 2012 through 2014;

•
Favorable development of $35 million in energy lines, primarily from a claims review of catastrophe impacts on underwriting years 2004 through 2008, as well as favorable loss emergence in accident years 2010 through 2014, primarily in offshore where experience on multi-year construction accounts has been better than expected; and

Global Reinsurance

2017
For the three months ended September 30, 2017, net favorable PPD was $41 million, which was the net result of several underlying favorable and adverse movements, and was driven by net favorable development of $29 million in our professional

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

liability and medical malpractice lines primarily from treaty years 2013 and prior, principally resulting from lower than expected loss emergence in the U.S. portfolio.

For the nine months ended September 30, 2017, net favorable PPD was $64 million, which was the net result of several underlying favorable and adverse movements, and was driven by the following principal changes:

•	Net favorable development of $67 million on long-tail lines of business, primarily from:

•
Favorable development of $66 million in our casualty, professional liability and medical malpractice lines, primarily driven by the same factors as experienced for the three months ended September 30, 2017 as described above; and

•
Net adverse development of $10 million in our motor and excess liability lines, primarily due to adverse development of $9 million driven by a change in the discount rate in the U.K. (Ogden rate) primarily impacting the 2015 and prior treaty years.

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

Corporate

2017
For the three months ended September 30, 2017, adverse development was $87 million, driven principally by development of $77 million in environmental liabilities and $9 million for unallocated loss adjustment expenses due to run-off operating expenses paid and incurred in the respective periods, impacting the 1995 and prior accident years. The development in environmental liabilities was due to case specific settlements and both higher than expected remediation expense and defense costs. These higher costs impacted both large modeled accounts as well as smaller accounts.

For the nine months ended September 30, 2017, adverse development was $140 million, driven principally by development of environmental liabilities as described above, $35 million of development on run-off non-A&E casualty exposures due to higher than expected loss activity, and $28 million of unallocated loss adjustment expenses due to run-off operating expenses paid and incurred in the respective period.

2016
For the three months ended September 30, 2016, adverse development was $62 million, and was driven principally by development of $52 million in environmental liabilities and $10 million for unallocated loss adjustment expenses due to run-off operating expenses paid and incurred in the respective periods, impacting the 1995 and prior accident years. The development in environmental liabilities was due to case specific settlements and both higher than expected remediation expense and defense costs. These higher costs impacted both large modeled accounts as well as smaller accounts.

For the nine months ended September 30, 2016, adverse development was $84 million, and was driven principally by development of environmental liabilities as described above and $27 million of unallocated loss adjustment expenses due to run-off operating expenses paid and incurred in the respective period.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents the balance sheet locations, fair values of derivative instruments in an asset or (liability) position, and notional values/payment provisions of our derivative instruments:

			September 30, 2017			December 31, 2016
	Consolidated Balance Sheet Location	Fair Value		Notional Value/ Payment Provision	Fair Value		Notional Value/ Payment Provision
(in millions of U.S. dollars)		Derivative Asset	Derivative (Liability)		Derivative Asset	Derivative (Liability)
Investment and embedded derivative instruments:
Foreign currency forward contracts	OA / (AP)	$8	$(31)	$2,035	$25	$(50)	$2,220
Cross-currency swaps	OA / (AP)	—	—	45	—	—	95
Options/Futures contracts on notes and bonds	OA / (AP)	7	(6)	1,437	6	(4)	2,344
Convertible securities (1)	FM AFS / ES	—	—	4	2	—	7
		$15	$(37)	$3,521	$33	$(54)	$4,666
Other derivative instruments:
Futures contracts on equities (2)	OA / (AP)	$—	$(25)	$1,455	$1	$—	$1,316
Other	OA / (AP)	—	(2)	259	2	(13)	214
		$—	$(27)	$1,714	$3	$(13)	$1,530
GLB (3)	(AP) / (FPB)	$—	$(635)	$1,138	$—	$(853)	$1,264

(1)	Includes fair value of embedded derivatives.

(2)	Related to GMDB and GLB blocks of business.

(3)
Includes both future policy benefits reserves and fair value derivative adjustment. Note that the payment provision related to GLB is the net amount at risk. The concept of a notional value does not apply to the GLB reinsurance contracts.

At September 30, 2017 and December 31, 2016, derivative liabilities of $41 million and $10 million, respectively, included in the table above were subject to a master netting agreement. The remaining derivatives included in the table above were not subject to a master netting agreement.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents the carrying value of collateral held under securities lending agreements by investment category and remaining contractual maturity of the underlying agreements:

	Remaining contractual maturity
	September 30	December 31
	2017	2016
(in millions of U.S. dollars)	Overnight and Continuous
Collateral held under securities lending agreements:
Cash	$1,109	$423
U.S. Treasury and agency	38	54
Foreign	491	578
Corporate securities	—	37
Mortgage-backed securities	46	—
Equity securities	73	—
	$1,757	$1,092
Gross amount of recognized liability for securities lending payable	$1,757	$1,093
Difference (1)	$—	$(1)

(1)
The carrying value of the securities lending collateral held is $1 million lower than the securities lending payable at December 31, 2016 due to accrued interest recorded in the securities lending payable.

At September 30, 2017 and December 31, 2016, our repurchase agreement obligations of $1,408 million and $1,403 million, respectively, were fully collateralized. In contrast to securities lending programs, the use of cash received is not restricted for the repurchase obligations. The fair value of the underlying securities sold remains in Fixed maturities available for sale and Equity securities and the repurchase agreement obligation is recorded in Repurchase agreements in the Consolidated balance sheets.

The following table presents the carrying value of collateral pledged under repurchase agreements by investment category and remaining contractual maturity of the underlying agreements:

	Remaining contractual maturity
	September 30, 2017			December 31, 2016
	Up to 30 Days	Greater than 90 Days	Total	Up to 30 Days	Greater than 90 Days	Total
(in millions of U.S. dollars)
Collateral pledged under repurchase agreements:
Cash	$—	$—	$—	$—	$1	$1
U.S. Treasury and agency	231	9	240	230	10	240
Mortgage-backed securities	343	858	1,201	339	881	1,220
	$574	$867	$1,441	$569	$892	$1,461
Gross amount of recognized liabilities for repurchase agreements			$1,408			$1,403
Difference (1)			$33			$58

(1)	Per the repurchase agreements, the amount of collateral posted is required to exceed the amount of gross liability.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents net realized gains (losses) related to derivative instrument activity in the Consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2017	2016	2017	2016
Investment and embedded derivative instruments:
Foreign currency forward contracts	$(7)	$(10)	$—	$(30)
All other futures contracts and options	(8)	8	(25)	(63)
Convertible securities (1)	1	3	1	8
Total investment and embedded derivative instruments	$(14)	$1	$(24)	$(85)
GLB and other derivative instruments:
GLB (2)	$54	$89	$265	$(270)
Futures contracts on equities (3)	(57)	(45)	(169)	(88)
Other	(5)	3	(4)	1
Total GLB and other derivative instruments	$(8)	$47	$92	$(357)
	$(22)	$48	$68	$(442)

(1)	Includes embedded derivatives.

(2)	Excludes foreign exchange gains (losses) related to GLB.

(3)	Related to GMDB and GLB blocks of business.

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

d) Fixed maturities
At September 30, 2017, we have commitments to purchase fixed income securities of $932 million over the next several years.

e) Other investments
At September 30, 2017, included in Other investments in the Consolidated balance sheets are investments in limited partnerships and partially-owned investment companies with a carrying value of $3.4 billion. In connection with these investments, we have commitments that may require funding of up to $1.7 billion over the next several years.

In October 2017, we entered into a new limited partnership arrangement which may require funding of up to $2.5 billion over the next five years.

f) Taxation
At September 30, 2017, $14 million of unrecognized tax benefits remain outstanding. It is reasonably possible that over the next twelve months, the amount of unrecognized tax benefits may change resulting from the re-evaluation of unrecognized tax benefits arising from examinations of taxing authorities and the closing of tax statute limitations. With few exceptions, Chubb is no longer subject to state and local or non-U.S. income tax examinations for years before 2010.

g) Letters of credit
On October 25, 2017, we replaced our $1.5 billion letter of credit/revolver facility that was set to expire in November 2017 with an amended and restated credit facility that provides for up to $1.0 billion of availability, all of which may be used for the issuance of letters of credit and for revolving loans.  We have the ability to increase the capacity under our existing credit facility

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

to $2.0 billion under certain conditions, but any such increase would not raise the sub-limit for revolving loans above $1.0 billion. The letter of credit facility required that we maintain certain financial covenants, all of which we met at September 30, 2017 and at the time of renewal.

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

7. Shareholders’ equity

All of Chubb’s Common Shares are authorized under Swiss corporate law. Though the par value of Common Shares is stated in Swiss francs, Chubb continues to use U.S. dollars as its reporting currency for preparing consolidated financial statements. Under Swiss corporate law, dividends, including distributions through a reduction in par value (par value reduction) or from legal reserves, must be stated in Swiss francs though dividend payments are made by Chubb in U.S. dollars. At September 30, 2017, our Common Shares had a par value of CHF 24.15 per share.

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

The following table presents dividend distributions per Common Share in Swiss francs (CHF) and U.S. dollars (USD):

	Three Months Ended				Nine Months Ended
	September 30				September 30
	2017		2016		2017		2016
	CHF	USD	CHF	USD	CHF	USD	CHF	USD
Total dividend distributions per common share	0.68	$0.71	0.67	$0.69	2.06	$2.11	2.01	$2.05

Common Shares in treasury are used principally for issuance upon the exercise of employee stock options, grants of restricted stock, and purchases under the Employee Stock Purchase Plan (ESPP). At September 30, 2017, 15,625,345 Common Shares remain in treasury after net shares redeemed under employee share-based compensation plans.

Chubb Limited securities repurchase authorization
There was no share repurchase program from January 2016 through October 2016. In November 2016, the Board authorized a share repurchase program of $1.0 billion of Chubb's Common Shares through December 31, 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Repurchases of Chubb's Common Shares conducted in a series of open market transactions from January 1, 2017 through October 31, 2017 under the Board authorization are as follows:

(in millions of U.S. dollars, except share data)	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017	October 1, 2017 through October 31, 2017

Number of shares repurchased	1,615,383	5,033,013	25,000
Cost of shares repurchased	$232	$707	$4
Repurchase authorization remaining at end of period	$293	$293	$289

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
Chubb Limited and Subsidiaries

9. Postretirement benefits

The components of net pension and other postretirement benefit costs (benefits) reflected in Net income in the Consolidated statements of operations were as follows:

	Three Months Ended September 30
	Pension Benefits			Other Postretirement Benefits
	U.S. Plans	Non-U.S. Plans	Total	U.S. Plans	Non-U.S. Plans	Total
(in millions of U.S. dollars)
2017
Service cost	$15	$6	$21	$—	$—	$—
Interest cost	27	6	33	1	1	2
Expected return on plan assets	(47)	(11)	(58)	(2)	—	(2)
Amortization of net actuarial loss	—	1	1	—	—	—
Amortization of prior service cost	—	—	—	(22)	—	(22)
Curtailments	—	—	—	(32)	—	(32)
Net periodic (benefit) cost	$(5)	$2	$(3)	$(55)	$1	$(54)
2016
Service cost	$20	$6	$26	$4	$—	$4
Interest cost	26	8	34	4	—	4
Expected return on plan assets	(42)	(10)	(52)	(3)	—	(3)
Amortization of net actuarial loss	—	—	—	—	—	—
Curtailments	(4)	—	(4)	—	—	—
Settlements	(1)	—	(1)	—	—	—
Net periodic (benefit) cost	$(1)	$4	$3	$5	$—	$5

	Nine Months Ended September 30
	Pension Benefits			Other Postretirement Benefits
	U.S. Plans	Non-U.S. Plans	Total	U.S. Plans	Non-U.S. Plans	Total
(in millions of U.S. dollars)
2017
Service cost	$47	$14	$61	$1	$1	$2
Interest cost	79	20	99	2	1	3
Expected return on plan assets	(142)	(31)	(173)	(4)	—	(4)
Amortization of net actuarial loss	—	2	2	—	—	—
Amortization of prior service cost	—	—	—	(68)	—	(68)
Curtailments	—	(8)	(8)	(32)	—	(32)
Net periodic (benefit) cost	$(16)	$(3)	$(19)	$(101)	$2	$(99)
2016
Service cost	$57	$15	$72	$8	$1	$9
Interest cost	80	24	104	13	—	13
Expected return on plan assets	(121)	(30)	(151)	(7)	—	(7)
Amortization of net actuarial loss	—	2	2	—	—	—
Curtailments	(4)	—	(4)	—	—	—
Settlements	(1)	—	(1)	—	—	—
Net periodic cost	$11	$11	$22	$14	$1	$15

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

For segment reporting purposes, certain items are presented in a different manner below than in the consolidated financial statements. Management uses underwriting income as the main measures of segment performance. Chubb calculates underwriting income by subtracting Losses and loss expenses, Policy benefits, Policy acquisition costs, and Administrative expenses from Net premiums earned. To calculate segment income, include Net investment income, Other (income) expense, and Amortization of purchased intangibles. For the North America Agricultural Insurance segment, management includes gains and losses on crop derivatives as a component of underwriting income. For example, for the three months ended September 30, 2017, underwriting income in our North America Agricultural Insurance segment was $86 million. This amount includes $5 million of realized losses related to crop derivatives which are reported in Net realized gains (losses) in the Corporate column below.

For the Life Insurance segment, management includes Net investment income and (Gains) losses from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP as components of Life Insurance underwriting income. For example, for the three months ended September 30, 2017, Life Insurance underwriting income of $70 million includes Net investment income of $78 million and gains from fair value changes in separate account assets of $24 million. The gains from fair value changes in separate account assets are reported in Other (income) expense in the table below.

The following tables present the Statement of Operations by segment:

	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Chubb Consolidated
For the Three Months Ended
September 30, 2017
(in millions of U.S. dollars)
Net premiums written	$3,089	$1,194	$926	$1,963	$191	$539	$—	$7,902
Net premiums earned	3,016	1,117	898	2,064	185	527	—	7,807
Losses and loss expenses	2,580	1,062	759	1,281	295	181	89	6,247
Policy benefits	—	—	—	—	—	169	—	169
Policy acquisition costs	469	226	49	569	43	132	—	1,488
Administrative expenses	256	61	(1)	246	11	77	64	714
Underwriting income (loss)	(289)	(232)	91	(32)	(164)	(32)	(153)	(811)
Net investment income (loss)	497	57	6	164	80	78	(69)	813
Other (income) expense	(4)	1	—	(10)	(3)	(19)	(83)	(118)
Amortization expense of purchased intangibles	—	4	8	11	—	1	41	65
Segment income (loss)	$212	$(180)	$89	$131	$(81)	$64	$(180)	$55
Net realized gains (losses) including OTTI							(10)	(10)
Interest expense							150	150
Chubb integration expenses							50	50
Income tax benefit							(85)	(85)
Net loss							$(305)	$(70)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Chubb Consolidated
For the Three Months Ended
September 30, 2016
(in millions of U.S. dollars)
Net premiums written	$3,110	$1,011	$849	$1,940	$131	$532	$—	$7,573
Net premiums earned	3,086	1,081	819	2,034	156	512	—	7,688
Losses and loss expenses	1,863	594	683	843	49	174	63	4,269
Policy benefits	—	—	—	—	—	155	—	155
Policy acquisition costs	522	229	48	546	42	127	—	1,514
Administrative expenses	275	89	1	261	12	77	57	772
Underwriting income (loss)	426	169	87	384	53	(21)	(120)	978
Net investment income (loss)	477	53	5	152	67	71	(86)	739
Other (income) expense	3	2	—	(6)	—	(20)	(70)	(91)
Amortization expense (benefit) of purchased intangibles	—	4	7	12	—	1	(20)	4
Segment income (loss)	$900	$216	$85	$530	$120	$69	$(116)	$1,804
Net realized gains (losses) including OTTI							100	100
Interest expense							152	152
Chubb integration expenses							115	115
Income tax expense							277	277
Net income (loss)							$(560)	$1,360

	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Chubb Consolidated
For the Nine Months Ended
September 30, 2017
(in millions of U.S. dollars)
Net premiums written	$9,035	$3,433	$1,390	$6,169	$580	$1,586	$—	$22,193
Net premiums earned	9,156	3,296	1,256	6,018	542	1,548	—	21,816
Losses and loss expenses	6,376	2,378	976	3,316	435	556	145	14,182
Policy benefits	—	—	—	—	—	500	—	500
Policy acquisition costs	1,420	673	75	1,653	137	376	—	4,334
Administrative expenses	728	192	(4)	734	33	226	187	2,096
Underwriting income (loss)	632	53	209	315	(63)	(110)	(332)	704
Net investment income (loss)	1,465	168	18	460	207	230	(220)	2,328
Other (income) expense	(4)	3	1	(14)	(2)	(60)	(257)	(333)
Amortization expense of purchased intangibles	—	12	22	33	—	2	125	194
Segment income (loss)	$2,101	$206	$204	$756	$146	$178	$(420)	$3,171
Net realized gains (losses) including OTTI							84	84
Interest expense							451	451
Chubb integration expenses							233	233
Income tax expense							243	243
Net income (loss)							$(1,263)	$2,328

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Chubb Consolidated
For the Nine Months Ended
September 30, 2016
(in millions of U.S. dollars)
Net premiums written	$8,657	$3,113	$1,288	$6,012	$562	$1,575	$—	$21,207
Net premiums earned	9,130	3,245	1,169	6,082	543	1,521	—	21,690
Losses and loss expenses	5,581	1,916	937	2,953	225	498	87	12,197
Policy benefits	—	—	—	—	—	427	—	427
Policy acquisition costs	1,549	747	77	1,586	142	386	—	4,487
Administrative expenses	840	275	(1)	801	40	226	192	2,373
Underwriting income (loss)	1,160	307	156	742	136	(16)	(279)	2,206
Net investment income (loss)	1,371	155	15	445	199	207	(271)	2,121
Other (income) expense	(6)	6	—	(16)	(3)	(14)	(59)	(92)
Amortization expense (benefit) of purchased intangibles	—	16	22	36	—	2	(60)	16
Segment income (loss)	$2,537	$440	$149	$1,167	$338	$203	$(431)	$4,403
Net realized gains (losses) including OTTI							(510)	(510)
Interest expense							451	451
Chubb integration expenses							361	361
Income tax expense							556	556
Net income (loss)							$(2,309)	$2,525
Underwriting assets are reviewed in total by management for purposes of decision-making. Other than Unpaid losses and loss expenses, Reinsurance recoverables, Goodwill and Other intangible assets, Chubb does not allocate assets to its segments.

11. Earnings per share

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars, except share and per share data)	2017	2016	2017	2016
Numerator:
Net income (loss)	$(70)	$1,360	$2,328	$2,525
Denominator:
Denominator for basic earnings per share:
Weighted-average shares outstanding	466,370,784	468,021,093	467,658,334	460,631,794
Denominator for diluted earnings per share:
Share-based compensation plans	—	3,375,269	3,961,572	3,439,017
Weighted-average shares outstanding and assumed conversions	466,370,784	471,396,362	471,619,906	464,070,811
Basic earnings (loss) per share	$(0.15)	$2.90	$4.98	$5.48
Diluted earnings (loss) per share	$(0.15)	$2.88	$4.94	$5.44
Potential anti-dilutive share conversions	2,045,829	1,306,710	1,673,777	1,635,337

Excluded from weighted-average shares outstanding and assumed conversions is the impact of securities that would have been anti-dilutive during the respective periods. In addition, for the three months ended September 30, 2017, weighted-average shares outstanding used in calculating diluted loss per share excludes the effect of dilutive securities of 3,820,673 shares. In periods where a net loss is recognized, inclusion of incremental dilution is antidilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

12. Information provided in connection with outstanding debt of subsidiaries

The following tables present condensed consolidating financial information at September 30, 2017 and December 31, 2016, and for the three and nine months ended September 30, 2017 and 2016 for Chubb Limited (Parent Guarantor) and Chubb INA Holdings Inc. (Subsidiary Issuer). The Subsidiary Issuer is an indirect 100 percent-owned subsidiary of the Parent Guarantor. The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer. Condensed consolidating financial information of the Parent Guarantor and Subsidiary Issuer are presented on the equity method of accounting. The revenues and expenses and cash flows of the subsidiaries of the Subsidiary Issuer are presented in the Other Chubb Limited Subsidiaries column on a combined basis.

Condensed Consolidating Balance Sheet at September 30, 2017

(in millions of U.S. dollars)	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
Assets
Investments	$—	$169	$102,255	$—	$102,424
Cash (1)	1	—	1,174	(87)	1,088
Insurance and reinsurance balances receivable	—	—	11,076	(1,525)	9,551
Reinsurance recoverable on losses and loss expenses	—	—	27,007	(12,208)	14,799
Reinsurance recoverable on policy benefits	—	—	1,232	(1,039)	193
Value of business acquired	—	—	339	—	339
Goodwill and other intangible assets	—	—	22,265	—	22,265
Investments in subsidiaries	40,936	50,926	—	(91,862)	—
Due from subsidiaries and affiliates, net	9,913	—	—	(9,913)	—
Other assets	61	276	20,699	(4,117)	16,919
Total assets	$50,911	$51,371	$186,047	$(120,751)	$167,578
Liabilities
Unpaid losses and loss expenses	$—	$—	$75,688	$(11,535)	$64,153
Unearned premiums	—	—	19,150	(3,694)	15,456
Future policy benefits	—	—	6,346	(1,039)	5,307
Due to subsidiaries and affiliates, net	—	9,697	216	(9,913)	—
Affiliated notional cash pooling programs (1)	85	2	—	(87)	—
Repurchase agreements	—	—	1,408	—	1,408
Short-term debt	—	1,020	—	—	1,020
Long-term debt	—	11,548	11	—	11,559
Trust preferred securities	—	308	—	—	308
Other liabilities	355	1,685	18,477	(2,621)	17,896
Total liabilities	440	24,260	121,296	(28,889)	117,107
Total shareholders’ equity	50,471	27,111	64,751	(91,862)	50,471
Total liabilities and shareholders’ equity	$50,911	$51,371	$186,047	$(120,751)	$167,578

(1)
Chubb maintains two notional multicurrency cash pools (Pools) with a third-party bank. Various Chubb entities participate in one or the other of the Pools, pursuant to which credit and debit balances in individual Chubb accounts are translated daily into a single currency and pooled on a notional basis. Individual Chubb entities are permitted to overdraw on their individual accounts provided the overall Pool balances do not fall below zero. At September 30, 2017, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Condensed Consolidating Statements of Operations and Comprehensive Income

For the Three Months Ended September 30, 2017	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$—	$7,902	$—	$7,902
Net premiums earned	—	—	7,807	—	7,807
Net investment income	1	3	809	—	813
Equity in earnings of subsidiaries	(127)	212	—	(85)	—
Net realized gains (losses) including OTTI	—	(8)	(2)	—	(10)
Losses and loss expenses	—	—	6,247	—	6,247
Policy benefits	—	—	169	—	169
Policy acquisition costs and administrative expenses	20	16	2,166	—	2,202
Interest (income) expense	(84)	208	26	—	150
Other (income) expense	(5)	9	(122)	—	(118)
Amortization of purchased intangibles	—	—	65	—	65
Chubb integration expenses	7	1	42	—	50
Income tax expense (benefit)	6	(89)	(2)	—	(85)
Net income (loss)	$(70)	$62	$23	$(85)	$(70)
Comprehensive income	$629	$748	$724	$(1,472)	$629

Condensed Consolidating Statements of Operations and Comprehensive Income

For the Three Months Ended September 30, 2016	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$—	$7,573	$—	$7,573
Net premiums earned	—	—	7,688	—	7,688
Net investment income	1	2	736	—	739
Equity in earnings of subsidiaries	1,292	748	—	(2,040)	—
Net realized gains (losses) including OTTI	—	(2)	102	—	100
Losses and loss expenses	—	—	4,269	—	4,269
Policy benefits	—	—	155	—	155
Policy acquisition costs and administrative expenses	15	12	2,259	—	2,286
Interest (income) expense	(93)	233	12	—	152
Other (income) expense	(7)	6	(90)	—	(91)
Amortization of purchased intangibles	—	—	4	—	4
Chubb integration expenses	12	16	87	—	115
Income tax expense (benefit)	6	(136)	407	—	277
Net income	$1,360	$617	$1,423	$(2,040)	$1,360
Comprehensive income	$1,376	$627	$1,439	$(2,066)	$1,376

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Condensed Consolidating Statements of Operations and Comprehensive Income

For the Nine Months Ended September 30, 2017	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$—	$22,193	$—	$22,193
Net premiums earned	—	—	21,816	—	21,816
Net investment income	3	10	2,315	—	2,328
Equity in earnings of subsidiaries	2,153	1,578	—	(3,731)	—
Net realized gains (losses) including OTTI	(2)	(22)	108	—	84
Losses and loss expenses	—	—	14,182	—	14,182
Policy benefits	—	—	500	—	500
Policy acquisition costs and administrative expenses	56	28	6,346	—	6,430
Interest (income) expense	(252)	641	62	—	451
Other (income) expense	(7)	34	(360)	—	(333)
Amortization of purchased intangibles	—	—	194	—	194
Chubb integration expenses	13	54	166	—	233
Income tax expense (benefit)	16	(288)	515	—	243
Net income	$2,328	$1,097	$2,634	$(3,731)	$2,328
Comprehensive income	$3,711	$2,459	$4,018	$(6,477)	$3,711

Condensed Consolidating Statements of Operations and Comprehensive Income

For the Nine Months Ended September 30, 2016	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$—	$21,207	$—	$21,207
Net premiums earned	—	—	21,690	—	21,690
Net investment income	3	9	2,109	—	2,121
Equity in earnings of subsidiaries	2,331	1,803	—	(4,134)	—
Net realized gains (losses) including OTTI	(1)	(3)	(506)	—	(510)
Losses and loss expenses	—	—	12,197	—	12,197
Policy benefits	—	—	427	—	427
Policy acquisition costs and administrative expenses	48	144	6,668	—	6,860
Interest (income) expense	(266)	681	36	—	451
Other (income) expense	(20)	26	(98)	—	(92)
Amortization of purchased intangibles	—	—	16	—	16
Chubb integration expenses	29	56	276	—	361
Income tax expense (benefit)	17	(323)	862	—	556
Net income	$2,525	$1,225	$2,909	$(4,134)	$2,525
Comprehensive income	$4,457	$2,687	$4,841	$(7,528)	$4,457

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2017	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
(in millions of U.S. dollars)
Net cash flows from operating activities	$639	$1,472	$3,341	$(2,041)	$3,411
Cash flows from investing activities
Purchases of fixed maturities available for sale	—	(9)	(18,469)	—	(18,478)
Purchases of fixed maturities held to maturity	—	—	(262)	—	(262)
Purchases of equity securities	—	—	(125)	—	(125)
Sales of fixed maturities available for sale	—	99	9,116	—	9,215
Sales of equity securities	—	—	152	—	152
Maturities and redemptions of fixed maturities available for sale	—	22	7,677	—	7,699
Maturities and redemptions of fixed maturities held to maturity	—	—	644	—	644
Net change in short-term investments	—	197	(153)	—	44
Net derivative instruments settlements	—	(13)	(157)	—	(170)
Other	—	6	(68)	—	(62)
Net cash flows from (used for) investing activities	—	302	(1,645)	—	(1,343)
Cash flows from financing activities
Dividends paid on Common Shares	(978)	—	—	—	(978)
Common Shares repurchased	—	—	(707)	—	(707)
Repayment of long-term debt	—	(500)	—	—	(500)
Proceeds from issuance of repurchase agreements	—	—	1,798	—	1,798
Repayment of repurchase agreements	—	—	(1,793)	—	(1,793)
Proceeds from share-based compensation plans	—	—	109	—	109
Dividend to parent company	—	—	(2,041)	2,041	—
Advances (to) from affiliates	617	(658)	41	—	—
Net payments to affiliated notional cash pooling programs(1)	(278)	(617)	—	895	—
Policyholder contract deposits	—	—	312	—	312
Policyholder contract withdrawals	—	—	(211)	—	(211)
Net cash flows used for financing activities	(639)	(1,775)	(2,492)	2,936	(1,970)
Effect of foreign currency rate changes on cash and cash equivalents	—	—	5	—	5
Net increase (decrease) in cash	—	(1)	(791)	895	103
Cash – beginning of period(1)	1	1	1,965	(982)	985
Cash – end of period(1)	$1	$—	$1,174	$(87)	$1,088

(1)
Chubb maintains two notional multicurrency cash pools (Pools) with a third-party bank. Various Chubb entities participate in one or the other of the Pools, pursuant to which credit and debit balances in individual Chubb accounts are translated daily into a single currency and pooled on a notional basis. Individual Chubb entities are permitted to overdraw on their individual accounts provided the overall Pool balances do not fall below zero. At September 30, 2017 and December 31, 2016, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2016	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
(in millions of U.S. dollars)
Net cash flows from operating activities	$3,399	$3,892	$3,918	$(7,372)	$3,837
Cash flows from investing activities
Purchases of fixed maturities available for sale	—	(154)	(23,683)	—	(23,837)
Purchases of fixed maturities held to maturity	—	—	(189)	—	(189)
Purchases of equity securities	—	—	(100)	—	(100)
Sales of fixed maturities available for sale	—	66	13,797	—	13,863
Sales of equity securities	—	—	963	—	963
Maturities and redemptions of fixed maturities available for sale	—	59	6,877	—	6,936
Maturities and redemptions of fixed maturities held to maturity	—	—	627	—	627
Net change in short-term investments	—	7,627	4,239	—	11,866
Net derivative instruments settlements	—	(10)	(171)	—	(181)
Acquisition of subsidiaries (net of cash acquired of $71)	—	(14,282)	34	—	(14,248)
Capital contribution	(2,330)	(20)	(2,330)	4,680	—
Other	—	(3)	29	—	26
Net cash flows from (used for) investing activities	(2,330)	(6,717)	93	4,680	(4,274)
Cash flows from financing activities
Dividends paid on Common Shares	(851)	—	—	—	(851)
Proceeds from issuance of repurchase agreements	—	—	1,457	—	1,457
Repayment of repurchase agreements	—	—	(1,455)	—	(1,455)
Proceeds from share-based compensation plans, including windfall tax benefits	—	—	117	—	117
Dividend to parent company	—	—	(7,372)	7,372	—
Advances (to) from affiliates	(258)	219	39	—	—
Capital contribution	—	2,330	2,350	(4,680)	—
Net proceeds from (payments to) affiliated notional cash pooling programs(1)	45	280	—	(325)	—
Policyholder contract deposits	—	—	473	—	473
Policyholder contract withdrawals	—	—	(247)	—	(247)
Other	—	(4)	—	—	(4)
Net cash flows from (used for) financing activities	(1,064)	2,825	(4,638)	2,367	(510)
Effect of foreign currency rate changes on cash and cash equivalents	—	—	42	—	42
Net increase (decrease) in cash	5	—	(585)	(325)	(905)
Cash – beginning of period(1)	1	2	2,743	(971)	1,775
Cash – end of period(1)	$6	$2	$2,158	$(1,296)	$870

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations, financial condition, and liquidity and capital resources as of and for the three and nine months ended September 30, 2017.

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

Overview
Chubb Limited is the Swiss-incorporated holding company of the Chubb Group of Companies. Chubb Limited, which is headquartered in Zurich, Switzerland, and its direct and indirect subsidiaries (collectively, the Chubb Group of Companies, Chubb, we, us, or our) are a global insurance and reinsurance organization, serving the needs of a diverse group of clients worldwide. At September 30, 2017, we had total assets of $168 billion and shareholders’ equity of $50 billion. Chubb was incorporated in 1985 at which time it opened its first business office in Bermuda and continues to maintain operations in Bermuda.

We operate through six business segments: North America Commercial P&C Insurance, North America Personal P&C Insurance, North America Agricultural Insurance, Overseas General Insurance, Global Reinsurance, and Life Insurance. For more information on our segments refer to “Segment Information” under Item 1 in our 2016 Form 10-K.

Financial Highlights for the Three Months Ended September 30, 2017

•	Net loss was $(70) million compared with net income of $1,360 million in the prior year period.

•	Total company and P&C net premiums written were $7.9 billion and $7.4 billion, respectively, up 4.3 percent and 4.6 percent.

•
Total pre-tax and after-tax catastrophe losses were $1,893 million (26.0 percentage points of the combined ratio) and $1,525 million, respectively, compared with $144 million (2.0 percentage points of the combined ratio) and $107 million, respectively, last year. Pre-tax catastrophe losses, net of reinsurance and including reinstatement premiums, included $650 million, $891 million, and $220 million from Hurricanes Harvey, Irma, and Maria, respectively, $25 million from the earthquakes in Mexico, and $107 million from other catastrophe losses.

•
Since the acquisition of Chubb Corp, we have entered into new reinsurance agreements with third-party reinsurers for certain legacy Chubb Corp business, and have taken other merger-related underwriting actions, including exiting certain types of business that do not meet our underwriting standards or adhere to our risk diversification strategy. Together, these items adversely impacted P&C net premiums written growth by $87 million in the quarter. In addition, net premiums written growth was favorably impacted by $128 million from a one-time unearned premium reserve (UPR) transfer in 2016 which reduced net premiums written in the prior year. Excluding these items, P&C net premiums written were up 4.0 percent in constant dollars.

•
P&C combined ratio was 110.8 percent compared with 86.0 percent in the prior year period. P&C current accident year combined ratio excluding catastrophe losses was 88.5 percent compared with 88.9 percent, last year.

•
Total pre-tax and after-tax favorable prior period development was $270 million (3.7 percentage points of the combined ratio) and $206 million, respectively, compared with $349 million (4.9 percentage points of the combined ratio) and $252 million, respectively, last year.

•
Net investment income was $813 million compared with $739 million in the prior year period. Excluding the amortization of the fair value adjustment on acquired invested assets of Chubb Corp, net investment income was $893 million, compared with $830 million, up 7.5 percent.

•	Share repurchases totaled $232 million, or approximately 1.6 million shares, during the quarter, and $707 million, or 5.0 million shares, through September 30, 2017.

Consolidated Operating Results – Three and Nine Months Ended September 30, 2017 and 2016

	Three Months Ended			Nine Months Ended
	September 30		% Change	September 30		% Change
(in millions of U.S. dollars, except for percentages)	2017	2016	Q-17 vs. Q-16	2017	2016	YTD-17 vs. YTD-16
Net premiums written (1)	$7,902	$7,573	4.3%	$22,193	$21,207	4.7%
Net premiums earned (1)	7,807	7,688	1.5%	21,816	21,690	0.6%
Net investment income	813	739	9.8%	2,328	2,121	9.7%
Net realized gains (losses)	(10)	100	NM	84	(510)	NM
Total revenues	8,610	8,527	1.0%	24,228	23,301	4.0%
Losses and loss expenses	6,247	4,269	46.3%	14,182	12,197	16.3%
Policy benefits	169	155	9.0%	500	427	17.1%
Policy acquisition costs	1,488	1,514	(1.7)%	4,334	4,487	(3.4)%
Administrative expenses	714	772	(7.5)%	2,096	2,373	(11.7)%
Interest expense	150	152	(1.3)%	451	451	—
Other (income) expense	(118)	(91)	29.7%	(333)	(92)	262.0%
Amortization of purchased intangibles	65	4	NM	194	16	NM
Chubb integration expenses	50	115	(56.5)%	233	361	(35.5)%
Total expenses	8,765	6,890	27.2%	21,657	20,220	7.1%
Income (loss) before income tax	(155)	1,637	NM	2,571	3,081	(16.6)%
Income tax expense (benefit)	(85)	277	NM	243	556	(56.3)%
Net income (loss)	$(70)	$1,360	NM	$2,328	$2,525	(7.8)%
NM – not meaningful

(1)
On a constant-dollar basis for the three and nine months ended September 30, 2017, net premiums written increased $331 million, or 4.3 percent, and $1,052 million, or 5.0 percent, respectively, and net premiums earned increased $109 million and $154 million, respectively. Amounts are calculated by translating prior period results using the same local currency exchange rates as the comparable current period.

Net Premiums Written
Net premiums written reflect the premiums we retain after purchasing reinsurance protection. Consolidated net premiums written increased $329 million and $986 million for the three and nine months ended September 30, 2017 reflecting growth across most segments. In addition, net premiums written for the nine months ended September 30, 2017 increased due to the timing of the Chubb Corp acquisition in the prior year, which excluded approximately $855 million of production generated prior to the Chubb Corp acquisition close on January 14, 2016 (14-day stub period). On a comparative basis, which includes the 14-day stub period, net premiums written increased $131 million. Merger-related underwriting actions of $96 million and $505 million for the three and nine months ended September 30, 2017, respectively, partially offset this growth. Merger-related underwriting actions include the cancellation of certain portfolios or lines of business that do not meet our underwriting standards and the purchase of additional reinsurance.

•
Net premiums written in our North America Commercial P&C Insurance segment decreased $21 million for the three months ended September 30, 2017 primarily due to merger-related underwriting actions ($57 million). Excluding these actions, net premiums written increased $36 million, primarily due to growth in our Major Accounts Risk Management and Wholesale businesses and in our Commercial Insurance workers’ compensation and casualty lines, which was partially offset by declines in our property and select components of our financial lines businesses due to competitive market conditions. Net premiums written increased $378 million for the nine months ended September 30, 2017 primarily reflecting the 14-day stub period ($519 million). On a comparative basis, which includes the 14-day stub period, net premiums written decreased $141 million driven by merger-related underwriting actions ($225 million). Excluding these items, net premiums written increased $84 million, or 0.9 percent, primarily due to the same factors driving the increase in the three months ended September 30, 2017 as described above.

•
Net premiums written in our North America Personal P&C Insurance segment increased $183 million and $320 million for the three and nine months ended September 30, 2017, respectively, reflecting growth across most lines and a non-recurring unearned premium reserves (UPR) transfer in 2016 which decreased net premiums written in the prior year ($128 million). Net premiums written also increased due to the non-renewal of a quota share treaty in 2017 covering the acquired Fireman's Fund homeowners and automobile businesses ($45 million) as well as strong renewal in our complementary products lines, particularly in automobile. In addition, the increase in net premiums written for the nine months ended September 30, 2017 reflected the favorable impact of the 14-day stub period ($100 million), offset by the purchase of additional reinsurance ($126 million).

•
Net premiums written in our North America Agricultural Insurance segment increased $77 million and $102 million for the three and nine months ended September 30, 2017, respectively, primarily due to increased MPCI production related to the current crop year.

•
Net premiums written in our Overseas General Insurance segment increased $23 million, or $22 million on a constant-dollar basis, for the three months ended September 30, 2017, as growth in personal lines business, primarily from new automobile business written in Latin America, and property and casualty (P&C) lines, primarily in Asia and Europe, were offset by merger-related underwriting actions ($30 million) and reinstatement premiums related to catastrophe events in the quarter ($9 million). Net premiums written increased $157 million, or $218 million on a constant-dollar basis, for the nine months ended September 30, 2017, primarily reflecting the 14-day stub period ($215 million). On a comparative constant-dollar basis, which includes the 14-day stub period, net premiums written increased $3 million for the nine months ended September 30, 2017 reflecting merger-related underwriting actions ($111 million) and the impact of a merger-related accounting policy adjustment in the fourth quarter of 2016 to align the timing of premium recognition ($73 million). Excluding these items, net premiums written increased $187 million on a constant-dollar basis, due to growth in personal lines and P&C lines.

•
Net premiums written in our Global Reinsurance segment increased $60 million and $18 million for the three and nine months ended September 30, 2017, respectively, primarily due to higher catastrophe reinstatement premiums ($37 million) and a new treaty written in the quarter ($14 million). In addition, the prior year included a reduction in treaty premium estimates ($10 million) that lowered net premiums written. The increase for the nine months ended September 30, 2017 also reflected the favorable impact of the 14-day stub period ($20 million), partially offset by an unfavorable impact from merger-related underwriting actions of $10 million and declining rates and increasing competition.

•
Net premiums written in our Life Insurance segment increased $7 million and $11 million for the three and nine months ended September 30, 2017, respectively, due to growth in our Combined Insurance supplemental A&H program business and our Asian international life operations. This growth was partially offset by planned declines in our Latin American operations, reflecting merger-related underwriting actions of $9 million and $33 million for the three and nine months ended September 30, 2017, respectively, and in our run-off life reinsurance business.

Line of Business
The following tables present a breakdown of consolidated net premiums written by line of business for the periods indicated:

				Three Months Ended
					September 30
(in millions of U.S. dollars, except for percentages)	2017	2016	% Change Q-17 vs. Q-16	C$ (1) 2016	C$ (1) % Change Q-17 vs. Q-16	Impact of Merger Actions & UPR transfer (2)	C$ (1) % Change ex Merger Actions & UPR transfer Q-17 vs. Q-16
Commercial multiple peril (3)	$233	$228	2.2%	$228	2.2%	0.4%	1.8%
Commercial casualty	992	966	2.7%	967	2.6%	(2.3)%	4.9%
Workers' compensation	470	471	(0.2)%	471	(0.2)%	(4.7)%	4.5%
Professional liability	906	947	(4.3)%	944	(4.0)%	0.4%	(4.4)%
Surety	158	158	—	157	0.6%	—	0.6%
Property and other short-tail lines	888	905	(1.9)%	905	(1.9)%	(1.5)%	(0.4)%
International other casualty	237	239	(0.8)%	240	(1.3)%	—	(1.3)%
Total Commercial P&C	3,884	3,914	(0.8)%	3,912	(0.7)%	(1.3)%	0.6%

Agriculture	926	849	9.0%	849	9.0%	—	9.0%

Personal automobile - North America	204	188	8.5%	188	8.5%	—	8.5%
Personal automobile - International	195	154	26.6%	153	27.5%	(3.2)%	30.7%
Personal homeowners	877	712	23.2%	712	23.2%	18.8%	4.4%
Personal other	355	367	(3.3)%	370	(4.1)%	(4.6)%	0.5%
Total Personal lines	1,631	1,421	14.8%	1,423	14.6%	8.0%	6.6%
Total Property and Casualty lines	6,441	6,184	4.2%	6,184	4.2%	1.0%	3.2%

Global A&H lines (4)	1,014	990	2.4%	990	2.4%	(1.3)%	3.7%
Reinsurance lines	191	131	47.1%	129	47.9%	—	47.9%
Life	256	268	(4.5)%	268	(4.5)%	(3.4)%	(1.1)%
Total consolidated	$7,902	$7,573	4.3%	$7,571	4.4%	0.5%	3.9%

(1)	On a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency exchange rates as the comparable current period.

(2)	Reflects the impact to growth of merger-related underwriting actions and a one-time unearned premium reserve (UPR) transfer that reduced net premiums written in the prior year.

(3)	Commercial multiple peril represents retail package business (property and general liability)

(4)
For purposes of this schedule only, A&H results from our Combined North America and International businesses, normally included in the Life Insurance and Overseas General Insurance segments, respectively, as well as the A&H results of our North America Commercial P&C segment, are included in Global A&H lines above.

				Nine Months Ended
					September 30
(in millions of U.S. dollars, except for percentages)	2017	2016	% Change YTD-17 vs. YTD-16	C$ (1) 2016 including stub period	C$ (1) % Change YTD-17 vs. YTD-16 including stub period	Impact of Merger Actions, UPR transfer, and accounting policy alignment (2)	C$ (1) % Change ex Merger Actions, UPR transfer, and accounting policy alignment YTD-17 vs. YTD 16
Commercial multiple peril (3)	$661	$596	10.9%	$676	(2.2)%	(0.6)%	(1.6)%
Commercial casualty	2,680	2,502	7.1%	2,620	2.3%	(3.0)%	5.3%
Workers' compensation	1,536	1,467	4.7%	1,605	(4.3)%	(3.9)%	(0.4)%
Professional liability	2,600	2,552	1.9%	2,674	(2.8)%	(1.3)%	(1.5)%
Surety	461	441	4.5%	448	2.9%	(0.7)%	3.6%
Property and other short-tail lines	2,974	2,935	1.3%	3,062	(2.9)%	(3.3)%	0.4%
International other casualty	801	771	3.9%	804	(0.4)%	(2.4)%	2.0%
Total Commercial P&C	11,713	11,264	4.0%	11,889	(1.5)%	(2.5)%	1.0%

Agriculture	1,390	1,288	7.9%	1,288	7.9%	—	7.9%

Personal automobile - North America	578	520	11.2%	534	8.2%	—	8.2%
Personal automobile - International	569	499	14.0%	490	16.1%	(1.0)%	17.1%
Personal homeowners	2,499	2,281	9.6%	2,348	6.4%	0.4%	6.0%
Personal other	1,080	1,048	3.1%	1,082	(0.2)%	(6.7)%	6.5%
Total Personal lines	4,726	4,348	8.7%	4,454	6.1%	(1.5)%	7.6%
Total Property and Casualty lines	17,829	16,900	5.5%	17,631	1.1%	(2.1)%	3.2%

Global A&H lines (4)	3,033	2,955	2.6%	2,995	1.3%	(1.1)%	2.4%
Reinsurance lines	580	562	3.3%	574	0.9%	(1.7)%	2.6%
Life	751	790	(4.9)%	796	(5.7)%	(4.2)%	(1.5)%
Total consolidated	$22,193	$21,207	4.7%	$21,996	0.9%	(2.0)%	2.9%

(1)	On a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency exchange rates as the comparable current period.

(2)
Reflects the impact to growth of merger-related underwriting actions, a one-time unearned premium reserve (UPR) transfer that reduced net premiums written in the prior year, and accounting policy alignment, including the 14-day stub period.

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

Net Premiums Earned
Net premiums earned for short-duration contracts, typically P&C contracts, generally reflect the portion of net premiums written that were recorded as revenues for the period as the exposure periods expire. Net premiums earned for long-duration contracts, typically traditional life contracts, generally are recognized as earned when due from policyholders. Net premiums earned increased $119 million, or $109 million on a constant-dollar basis, for the three months ended September 30, 2017 due to the same factors driving the increase in net premiums written as described above.

Net premiums earned increased $126 million, or $154 million on a constant-dollar basis, for the nine months ended September 30, 2017. The prior year excluded approximately $391 million of premiums earned in the 14-day stub period. On a comparative constant-dollar basis, which includes the 14-day stub period, net premiums earned decreased $237 million for the nine months ended September 30, 2017 as growth was more than offset by merger-related underwriting actions.

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

The following table presents the components of the combined ratio:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
Loss and loss expense ratio	83.4%	57.0%	67.3%	58.0%
Policy acquisition cost ratio	18.6%	19.3%	19.5%	20.3%
Administrative expense ratio	8.8%	9.7%	9.2%	10.7%
Combined Ratio	110.8%	86.0%	96.0%	89.0%
The following table presents pre-tax catastrophe losses and pre-tax favorable prior period development net of related reinstatement premiums:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S dollars)	2017	2016	2017	2016
Catastrophe losses, pre-tax (1)	$1,915	$144	$2,321	$798
Favorable prior period development net of related reinstatement premiums, pre-tax	$270	$349	$671	$897

(1)
Excludes reinstatement premiums of $22 million for the three and nine months ended September 30, 2017, respectively, and reinstatement premiums of nil and $6 million for the three and nine months ended September 30, 2016, respectively.

The following table presents the break out of catastrophe losses for the three months ended September 30, 2017, by segment, both gross and net of reinsurance as well as reinstatement premiums (RIPs) collected (expensed).

	Catastrophe Loss Charge by Event
	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Total excluding RIPs	RIPs collected (expensed)	Total including RIPs
Three Months Ended
September 30, 2017
(in millions of U.S. dollars)
Gross losses
Hurricane Harvey	$547	$250	$1	$140	$50	$988
Hurricane Irma	618	214	2	120	325	1,279
Hurricane Maria	—	—	—	500	59	559
Mexico Earthquakes	—	—	—	40	—	40
Other	38	44	2	24	10	118
Total	$1,203	$508	$5	$824	$444	$2,984
Net losses
Hurricane Harvey	$366	$200	$1	$40	$48	$655	$5	$650
Hurricane Irma	464	206	2	90	159	921	30	891
Hurricane Maria	—	—	—	152	55	207	(13)	220
Mexico Earthquakes	—	—	—	25	—	25	—	25
Other	38	42	2	19	6	107	—	107
Total	$868	$448	$5	$326	$268	$1,915
Reinstatement premium collected (expensed)	$(3)	$(3)	$—	$(9)	$37		$22
Total before income tax	$871	$451	$5	$335	$231			$1,893
Income tax benefit								368
Total after income tax								$1,525

The above table represents initial catastrophe losses estimated based on modeled information, underwriter analysis, preliminary assessments, and an analysis of exposed limits within each region. These estimates, as well as the allocation of these losses by segment, may change as additional information emerges. At this time there is the potential that approximately $20 million of net catastrophe losses associated with Hurricane Maria may be re-allocated from Overseas General Insurance segment to North America Commercial P&C Insurance segment as further claims detail are reported. There would be no impact to consolidated net losses from such a re-allocation. Catastrophe losses through September 30, 2017 also included Cyclone Debbie in Australia, flooding in Latin America, and severe weather-related events in the U.S. Catastrophe losses through September 30, 2016 included severe weather-related events in the U.S. and Europe, a wildfire in Canada, and an earthquake in Ecuador.

During October 2017, wildfires erupted across several California counties in the U.S. At this time, there are uncertainties surrounding the numbers of claims and scope of damage for this named catastrophe. Therefore, we are unable at this time to estimate the potential losses from California wildfires.

The following tables present the calculation of combined ratio, as reported, to combined ratio, adjusted for catastrophe losses (CATs) and PPD:

		North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Corporate	P&C
For the Three Months Ended
September 30, 2017
(in millions of U.S. dollars)
Numerator
Losses and loss expenses
Losses and loss expenses	A	$2,580	$1,062	$764	$1,281	$295	$89	$6,071
Catastrophe losses		(868)	(448)	(5)	(326)	(268)	—	(1,915)
PPD and related adjustments - favorable (unfavorable)
PPD, net of related adjustments		236	(32)	4	108	41	(87)	270
Reinstatement premiums (collected) expensed on PPD		39	—	—	—	3	—	42
Expense adjustments		6	—	—	—	—	—	6
PPD - gross of related adjustments		281	(32)	4	108	44	(87)	318
Loss and loss expense ex CATs and PPD	B	$1,993	$582	$763	$1,063	$71	$2	$4,474
Policy acquisition costs and administrative expenses
Policy acquisition costs and administrative expenses	C	$725	$287	$48	$815	$54	$64	$1,993
Expense adjustments		(6)	—	—	—	—	—	(6)
Policy acquisition costs and administrative expenses, adjusted	D	$719	$287	$48	$815	$54	$64	$1,987

Denominator
Net premiums earned	E	$3,016	$1,117	$898	$2,064	$185		$7,280
Reinstatement premiums (collected) expensed on catastrophe losses		3	3	—	9	(37)		(22)
Net earned premium adjustments on PPD		39	—	—	—	3		42
Net premiums earned excluding adjustments	F	$3,058	$1,120	$898	$2,073	$151		$7,300
Combined ratio
Losses and loss expense ratio	A/E	85.5%	95.1%	85.1%	62.1%	158.2%		83.4%
Policy acquisition costs and administrative expense ratio	C/E	24.1%	25.7%	5.3%	39.5%	29.2%		27.4%
Combined ratio		109.6%	120.8%	90.4%	101.6%	187.4%		110.8%
Combined ratio, adjusted for CATs and PPD
Loss and loss expense ratio, adjusted	B/F	65.2%	51.9%	84.9%	51.3%	46.5%		61.3%
Policy acquisition costs and administrative expense ratio, adjusted	D/F	23.5%	25.6%	5.4%	39.3%	35.7%		27.2%
Combined ratio, adjusted for CATs and PPD		88.7%	77.5%	90.3%	90.6%	82.2%		88.5%
Note: The ratios above are calculated using whole U.S. dollars. Accordingly, calculations using rounded amounts may differ. Letters A, B, C, D, E, and F included in the table are references for calculating the ratios above.

		North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Corporate	P&C
For the Nine Months Ended
September 30, 2017
(in millions of U.S. dollars)
Numerator
Losses and loss expenses
Losses and loss expenses	A	$6,376	$2,378	$983	$3,316	$435	$145	$13,633
Catastrophe losses		(1,053)	(593)	(18)	(386)	(271)	—	(2,321)
PPD and related adjustments - favorable (unfavorable)
PPD, net of related adjustments		546	(66)	83	184	64	(140)	671
Reinstatement premiums (collected) expensed on PPD		42	—	61	—	(4)	—	99
Expense adjustments		6	—	(4)	—	—	—	2
PPD reinstatement premiums		9	—	—	—	—	—	9
PPD - gross of related adjustments		603	(66)	140	184	60	(140)	781
Loss and loss expense ex CATs and PPD	B	$5,926	$1,719	$1,105	$3,114	$224	$5	$12,093
Policy acquisition costs and administrative expenses
Policy acquisition costs and administrative expenses	C	$2,148	$865	$71	$2,387	$170	$187	$5,828
Expense adjustment		(6)	—	4	—	—	—	(2)
Policy acquisition costs and administrative expenses, adjusted	D	$2,142	$865	$75	$2,387	$170	$187	$5,826

Denominator
Net premiums earned	E	$9,156	$3,296	$1,256	$6,018	$542		$20,268
Reinstatement premiums (collected) expensed on catastrophe losses		3	3	—	9	(37)		(22)
Net earned premium adjustments on PPD		42	—	61	—	(4)		99
PPD reinstatement premiums		9	—	—	—	—		9
Net premiums earned excluding adjustments	F	$9,210	$3,299	$1,317	$6,027	$501		$20,354
Combined ratio
Losses and loss expense ratio	A/E	69.6%	72.2%	78.3%	55.1%	80.1%		67.3%
Policy acquisition costs and administrative expense ratio	C/E	23.5%	26.2%	5.6%	39.7%	31.4%		28.7%
Combined ratio		93.1%	98.4%	83.9%	94.8%	111.5%		96.0%
Combined ratio, adjusted for CATs and PPD
Loss and loss expense ratio, adjusted	B/F	64.3%	52.1%	83.9%	51.7%	44.6%		59.4%
Policy acquisition costs and administrative expense ratio, adjusted	D/F	23.3%	26.2%	5.7%	39.6%	34.0%		28.6%
Combined ratio, adjusted for CATs and PPD		87.6%	78.3%	89.6%	91.3%	78.6%		88.0%
Note: The ratios above are calculated using whole U.S. dollars. Accordingly, calculations using rounded amounts may differ. Letters A, B, C, D, E, and F included in the table are references for calculating the ratios above.

Prior period development arises from changes to loss estimates recognized in the current year that relate to loss events that occurred in previous calendar years and excludes the effect of losses from the development of earned premium from previous accident years. The favorable prior period development was $270 million for the three months ended September 30, 2017 compared to $349 million in the prior year, a decline of $79 million, pre-tax. This is primarily due to a higher legacy environmental liability charge in 2017 of $25 million and a release of an individual legacy liability case reserve of $25 million in 2016. In addition, the nine months ended September 30, 2017 included a charge of $41 million, reflecting the change in the discount rate in the U.K. (Ogden rate).

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
Loss and loss expense ratio	83.4%	57.0%	67.3%	58.0%
Catastrophe losses	(26.1)%	(2.0)%	(11.4)%	(3.9)%
Prior period development net of related reinstatement premiums	4.0%	5.0%	3.5%	4.6%
Loss and loss expense ratio, adjusted	61.3%	60.0%	59.4%	58.7%

The adjusted loss and loss expense ratio increased 1.3 percentage points and 0.7 percentage points for the three and nine months ended September 30, 2017, respectively, primarily due to the following:

•
Higher non-catastrophe large losses in property lines and mix of business in our Major Accounts division in our North America Commercial P&C Insurance segment, driven by growth in casualty lines which have a higher loss ratio and declines in property lines which have a lower loss ratio (0.6 percentage points and 0.4 percentage points, respectively);

•	Higher non-catastrophe large losses in our North America Personal P&C Insurance segment (0.4 percentage points and 0.3 percentage points, respectively);

•
An updated allocation that more appropriately classified certain claims-related expenses as loss adjustment expenses (previously reported as administrative expenses). This updated allocation increased loss adjustment expenses (0.4 percentage points and 0.3 percentage points, respectively), with an offsetting decrease to administrative expenses;

•
Partially offset by integration-related claims handling expense savings realized of $28 million (0.4 percentage points) and $82 million (0.4 percentage points) for the three and nine months ended September 30, 2017, respectively.

Policy acquisition costs consist of commissions, premium taxes, and certain underwriting costs directly related to the successful acquisition of a new or renewal insurance contract. Our policy acquisition cost ratio decreased 0.7 percentage points and 0.8 percentage points, respectively, for the three and nine months ended September 30, 2017, compared to the prior year periods, which included a net unfavorable impact of purchase accounting adjustments related to the Chubb Corp acquisition (0.5 percentage points and 0.8 percentage points). The decrease for the three and nine months ended September 30, 2017 was also due to integration-related expense savings realized (0.1 percentage points and 0.2 percentage points, respectively).

Our administrative expense ratio decreased 0.9 percentage point and 1.5 percentage points for the three and nine months ended September 30, 2017, primarily due to integration-related expense savings realized as a result of the Chubb Corp acquisition of $61 million (0.8 percentage points) and $211 million (1.0 percentage point), respectively, lower employee benefit-related expenses (0.7 percentage points and 0.6 percentage points, respectively), and the updated loss expenses and administrative expenses allocation as noted above (0.4 percentage points and 0.3 percentage points, respectively), partially offset by the impact of merit-based salary increases, inflation, and increased spending to support growth.

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

For the three and nine months ended September 30, 2017, Policy benefits were $169 million and $500 million, respectively, which included losses of $24 million and $70 million related to separate account liabilities, respectively. For the three and nine months ended September 30, 2016, policy benefits were $155 million and $427 million, respectively, which included losses of $22 million related to separate account liabilities for both periods. The increases in Policy benefits for the three and nine months ended September 30, 2017 included the adverse impact of updating our long-term benefit ratio in our variable annuity business in the fourth quarter of 2016 ($15 million and $48 million).

Refer to the Corporate results section below for information on Net investment income, Interest expense, and Income tax expense.

Integration-Related Savings
The following tables present consolidated integration-related savings realized by segment and income statement line item:

	Three Months Ended September 30
	North America Commercial P&C Insurance	North America Personal P&C Insurance	Overseas General Insurance	Global Reinsurance	Corporate	Total P&C	Life Insurance	Consolidated
2017
(in millions of U.S. dollars)
Losses and loss expenses	$24	$8	$13	$—	$—	$45	$—	$45
Policy acquisition costs	11	5	8	—	—	24	—	24
Administrative expenses	44	16	52	—	18	130	1	131
Net investment income	—	—	—	—	1	1	—	1
Total	$79	$29	$73	$—	$19	$200	$1	$201
2016
Losses and loss expenses	$10	$4	$3	$—	$—	$17	$—	$17
Policy acquisition costs	7	3	4	—	—	14	—	14
Administrative expenses	27	10	23	—	10	70	—	70
Net investment income	—	—	—	—	1	1	—	1
Total	$44	$17	$30	$—	$11	$102	$—	$102
Incremental Change
Losses and loss expenses	$14	$4	$10	$—	$—	$28	$—	$28
Policy acquisition costs	4	2	4	—	—	10	—	10
Administrative expenses	17	6	29	—	8	60	1	61
Net investment income	—	—	—	—	—	—	—	—
Total	$35	$12	$43	$—	$8	$98	$1	$99

	Nine Months Ended September 30
	North America Commercial P&C Insurance	North America Personal P&C Insurance	Overseas General Insurance	Global Reinsurance	Corporate	Total P&C	Life Insurance	Consolidated
2017
(in millions of U.S. dollars)
Losses and loss expenses	$61	$23	$33	$—	$—	$117	$—	$117
Policy acquisition costs	28	9	18	—	—	55	—	55
Administrative expenses	122	48	132	1	50	353	2	355
Net investment income	1	1	—	—	1	3	—	3
Total	$212	$81	$183	$1	$51	$528	$2	$530
2016
Losses and loss expenses	$19	$10	$6	$—	$—	$35	$—	$35
Policy acquisition costs	11	3	6	—	—	20	—	20
Administrative expenses	59	25	40	—	20	144	—	144
Net investment income	1	1	—	—	1	3	—	3
Total	$90	$39	$52	$—	$21	$202	$—	$202
Incremental Change
Losses and loss expenses	$42	$13	$27	$—	$—	$82	$—	$82
Policy acquisition costs	17	6	12	—	—	35	—	35
Administrative expenses	63	23	92	1	30	209	2	211
Net investment income	—	—	—	—	—	—	—	—
Total	$122	$42	$131	$1	$30	$326	$2	$328

Annualized and realized integration-related savings are expected to be $875 million and $845 million, respectively, by the end of 2018. The difference between annualized savings and realized savings reflects the additional amount that will be realized in future periods. The timing of realizing savings is dependent on the period in which the action is executed.

Prior Period Development
The following table summarizes (favorable) and adverse prior period development (PPD) by segment. Long-tail lines include lines such as workers' compensation, general liability, and professional liability; while short-tail lines include lines such as most property lines, energy, personal accident, and agriculture. During the third quarter of 2017, we determined that the classification of loss development for certain businesses, previously grouped within the short-tail column in the table below, would be more appropriately grouped within the long-tail column to better align with the classification of these businesses within our loss development tables in the 2016 Form 10-K. We also determined that the loss development for certain other businesses should be reclassified from long-tail to short-tail. We updated our 2016 and year-to-date 2017 amounts below to conform to the current period presentation. As a result, we have reclassified net favorable development into long-tail from short-tail as follows: $8 million for year-to-date 2017, $96 million for the third quarter of 2016, and $90 million for year-to-date 2016. These changes to the previously disclosed amount have no impact to our financial condition and results of operations.

	Three Months Ended September 30			Nine Months Ended September 30
(in millions of U.S. dollars)	Long-tail	Short-tail	Total	Long-tail	Short-tail	Total
2017
North America Commercial P&C Insurance	$(242)	$6	$(236)	$(431)	$(115)	$(546)
North America Personal P&C Insurance	—	32	32	—	66	66
North America Agricultural Insurance	—	(4)	(4)	—	(83)	(83)
Overseas General Insurance	(109)	1	(108)	(78)	(106)	(184)
Global Reinsurance	(41)	—	(41)	(67)	3	(64)
Corporate	87	—	87	140	—	140
Total	$(305)	$35	$(270)	$(436)	$(235)	$(671)
2016
North America Commercial P&C Insurance	$(167)	$(20)	$(187)	$(473)	$(60)	$(533)
North America Personal P&C Insurance	—	38	38	—	20	20
North America Agricultural Insurance	—	(11)	(11)	—	(52)	(52)
Overseas General Insurance	(234)	11	(223)	(235)	(103)	(338)
Global Reinsurance	(28)	—	(28)	(78)	—	(78)
Corporate	62	—	62	84	—	84
Total	$(367)	$18	$(349)	$(702)	$(195)	$(897)

For a discussion of significant prior period movements by segment, refer to Note 5 to the Consolidated Financial Statements.

Segment Operating Results – Three and Nine Months Ended September 30, 2017 and 2016

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

	Three Months Ended				Nine Months Ended
	September 30		% Change		September 30		% Change
(in millions of U.S. dollars, except for percentages)	2017	2016	Q-17 vs. Q-16		2017	2016	YTD-17 vs. YTD-16
Net premiums written	$3,089	$3,110	(0.6)%		$9,035	$8,657	4.4%
Net premiums earned	3,016	3,086	(2.3)%		9,156	9,130	0.3%
Losses and loss expenses	2,580	1,863	38.5%		6,376	5,581	14.2%
Policy acquisition costs	469	522	(10.2)%		1,420	1,549	(8.3)%
Administrative expenses	256	275	(6.9)%		728	840	(13.3)%
Underwriting income (loss)	(289)	426	NM		632	1,160	(45.5)%
Net investment income	497	477	4.2%		1,465	1,371	6.9%
Other (income) expense	(4)	3	NM		(4)	(6)	(33.3)%
Segment income	$212	$900	(76.4)%		$2,101	$2,537	(17.2)%
Loss and loss expense ratio	85.5%	60.4%	25.1	pts	69.6%	61.1%	8.5	pts
Policy acquisition cost ratio	15.5%	16.9%	(1.4)	pts	15.5%	17.0%	(1.5)	pts
Administrative expense ratio	8.6%	8.9%	(0.3)	pts	8.0%	9.2%	(1.2)	pts
Combined ratio	109.6%	86.2%	23.4	pts	93.1%	87.3%	5.8	pts
NM – not meaningful

Premiums
Net premiums written decreased $21 million for the three months ended September 30, 2017 primarily due to merger-related underwriting actions ($57 million). Excluding these actions, net premiums written increased $36 million, primarily due to growth in our Major Accounts Risk Management and Wholesale businesses and in our Commercial Insurance workers' compensation and casualty lines, which was partially offset by declines in our property and select components of our financial lines businesses due to competitive market conditions.

Net premiums written increased $378 million for the nine months ended September 30, 2017 due to the timing of the Chubb Corp acquisition in the prior year which excluded approximately $519 million of production generated prior to the acquisition close on January 14, 2016 (14-day stub period). On a comparative basis, which includes the 14-day stub period, net premiums written decreased $141 million driven by merger-related underwriting actions ($225 million). Excluding these items, net premiums written increased $84 million, or 0.9 percent, primarily due to the same factors driving the increase in the three months ended September 30, 2017 as described above.

Net premiums earned decreased $70 million and increased $26 million for the three and nine months ended September 30, 2017, respectively, due to the factors described above. For the nine months ended September 30, 2017, this unfavorable impact was partially offset by growth as well as the favorable impact of the 14-day stub period as described above.

Combined Ratio
The following table presents pre-tax catastrophe losses and pre-tax favorable prior period development net of related reinstatement premiums:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2017	2016	2017	2016
Catastrophe losses, pre-tax	$868	$90	$1,053	$331
Favorable prior period development net of related reinstatement premiums, pre-tax	$236	$187	$546	$533

Catastrophe losses through September 30, 2017 and 2016 were primarily from the following events:

•	2017: Hurricane Irma, Hurricane Harvey, and severe weather-related events in the U.S.

•	2016: Severe weather-related events in the U.S. and a wildfire in Canada.
The following table presents the impact of catastrophe losses and prior period reserve development net of related reinstatement premiums on our loss and loss expense ratio:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
Loss and loss expense ratio	85.5%	60.4%	69.6%	61.1%
Catastrophe losses	(28.8)%	(2.8)%	(11.5)%	(3.6)%
Prior period development net of related reinstatement premiums	8.5%	6.2%	6.2%	6.0%
Loss and loss expense ratio, adjusted	65.2%	63.8%	64.3%	63.5%

The adjusted loss and loss expense ratio increased 1.4 percentage points and 0.8 percentage points for the three and nine months ended September 30, 2017, respectively, primarily due to higher non-catastrophe large losses in property lines and mix of business in our Major Accounts division, driven by growth in casualty lines which have a higher loss ratio and declines in property lines which have a lower loss ratio, as well as an updated allocation that more appropriately classified certain claims-related expenses as loss adjustment expenses (previously reported as administrative expenses). This updated allocation increased loss adjustment expenses (0.6 percentage points for both the three and nine months ended September 30, 2017) with an offsetting decrease to administrative expenses. This increase was partially offset by integration-related expense savings realized of $14 million (0.4 percentage points) and $42 million (0.5 percentage points), respectively.

The policy acquisition cost ratio decreased 1.4 percentage points and 1.5 percentage points for the three and nine months ended September 30, 2017, respectively, compared to prior year periods which included the net unfavorable impact of initial year purchase accounting adjustments related to the Chubb Corp acquisition (0.9 percentage points and 1.3 percentage points, respectively). Excluding this item, the policy acquisition cost ratio decreased 0.5 percentage points and 0.2 percentage points for the three and nine months ended September 30, 2017, respectively, primarily due to the change in the mix of business and integration-related expense savings realized of $4 million (0.1 percentage points) and $17 million (0.1 percentage points, respectively.

The administrative expense ratio decreased 0.3 percentage points and 1.2 percentage points for the three and nine months ended September 30, 2017, respectively. These declines reflect integration-related expense savings realized of $17 million (0.5 percentage points) and $63 million (0.7 percentage points) for the three and nine months ended September 30, 2017, respectively, lower employee benefit-related expenses of $39 million (1.2 percentage points) and $94 million (1.0 percentage point), respectively, and the updated loss expenses and administrative expenses allocation as noted above (0.6 percentage points for both periods), partially offset by the impact of merit-based salary increases, inflation, and increased spending to support growth.

North America Personal P&C Insurance

The North America Personal P&C Insurance segment comprises operations that provide high net worth personal lines products, including homeowners and complementary products such as valuable articles, excess liability, automobile, and recreational marine insurance and services in the U.S. and Canada.

	Three Months Ended				Nine Months Ended
	September 30		% Change		September 30		% Change
(in millions of U.S. dollars, except for percentages)	2017	2016	Q-17 vs. Q-16		2017	2016	YTD-17 vs. YTD-16
Net premiums written	$1,194	$1,011	18.0%		$3,433	$3,113	10.3%
Net premiums earned	1,117	1,081	3.4%		3,296	3,245	1.6%
Losses and loss expenses	1,062	594	78.8%		2,378	1,916	24.1%
Policy acquisition costs	226	229	(1.3)%		673	747	(9.9)%
Administrative expenses	61	89	(31.5)%		192	275	(30.2)%
Underwriting income (loss)	(232)	169	NM		53	307	(82.7)%
Net investment income	57	53	7.5%		168	155	8.4%
Other (income) expense	1	2	(50.0)%		3	6	(50.0)%
Amortization of purchased intangibles	4	4	—		12	16	(25.0)%
Segment income (loss)	$(180)	$216	NM		$206	$440	(53.2)%
Loss and loss expense ratio	95.1%	54.9%	40.2	pts	72.2%	59.1%	13.1	pts
Policy acquisition cost ratio	20.2%	21.2%	(1.0)	pts	20.4%	23.0%	(2.6)	pts
Administrative expense ratio	5.5%	8.3%	(2.8)	pts	5.8%	8.4%	(2.6)	pts
Combined ratio	120.8%	84.4%	36.4	pts	98.4%	90.5%	7.9	pts
NM – not meaningful
Premiums
Net premiums written increased $183 million for the three months ended September 30, 2017 primarily reflecting a non-recurring unearned premium reserves (UPR) transfer in 2016 which decreased net premiums written in the prior year ($128 million). Net premiums written also increased due to the non-renewal of a quota share treaty in 2017 covering the acquired Fireman's Fund homeowners and automobile businesses ($45 million) as well as strong renewal in our complementary products lines, particularly in automobile.

Net premiums written increased $320 million for the nine months ended September 30, 2017, due to the timing of the Chubb Corp acquisition as well as the items described above. The prior year excluded approximately $100 million of production generated prior to the Chubb Corp acquisition (14-day stub period). On a comparative basis, which includes the 14-day stub period, net premiums written increased $220 million reflecting growth across most lines, partially offset by the purchase of additional reinsurance ($126 million) primarily for our homeowners and large limit valuable articles business written in the northeast United States.

Net premiums earned increased $36 million and $51 million for the three and nine months ended September 30, 2017, respectively, primarily due to the factors described above.

Combined Ratio
The following table presents pre-tax catastrophe losses and pre-tax favorable prior period development:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2017	2016	2017	2016
Catastrophe losses, pre-tax	$448	$22	$593	$275
Favorable (unfavorable) prior period development, pre-tax	$(32)	$(38)	$(66)	$(20)

Catastrophe losses through September 30, 2017 and 2016 were primarily from the following events:

•	2017: Hurricane Harvey, Hurricane Irma, and severe weather-related events in the U.S.

•	2016: Severe weather-related events in the U.S.
The following table presents the impact of catastrophe losses and prior period reserve development on our loss and loss expense ratio:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
Loss and loss expense ratio	95.1%	54.9%	72.2%	59.1%
Catastrophe losses	(40.3)%	(2.1)%	(18.0)%	(8.4)%
Prior period development	(2.9)%	(3.5)%	(2.1)%	(0.7)%
Loss and loss expense ratio, adjusted	51.9%	49.3%	52.1%	50.0%

The adjusted loss and loss expense ratio increased 2.6 percentage points and 2.1 percentage points for the three and nine months ended September 30, 2017, respectively, primarily due to higher non-catastrophe large losses (2.8 percentage points and 2.1 percentage points, respectively), as well as an updated allocation that more appropriately classified certain claims-related expenses as loss adjustment expenses (previously reported as administrative expenses). This updated allocation increased loss adjustment expenses (0.6 percentage points and 0.5 percentage points for the three and nine months ended September 30, 2017, respectively), with an offsetting decrease to administrative expenses. This increase was partially offset by integration-related claims handling expense savings realized of $4 million (0.4 percentage points) and $13 million (0.4 percentage points) for the three and nine months ended September 30, 2017, respectively.

The policy acquisition cost ratio decreased 1.0 percentage point and 2.6 percentage points for the three and nine months ended September 30, 2017, respectively, compared to the prior year periods which included the net unfavorable impact from purchase accounting adjustments (1.6 percentage points and 2.4 percentage points, respectively) related to the Chubb Corp acquisition. Excluding these adjustments, the policy acquisition cost ratio increased 0.6 points and decreased 0.2 points for the three and nine months ended September 30, 2017, respectively. The increase for the three month period was primarily due to the non-renewal of the Fireman's Fund quota share treaty which had a higher acquisition cost ratio, partially offset by integration-related expense savings realized of $2 million (0.1 percentage points).

The administrative expense ratio decreased 2.8 percentage points and 2.6 percentage points for the three and nine months ended September 30, 2017, respectively, due to integration-related expense savings realized of $6 million (0.6 percentage points) and $23 million (0.7 percentage points), respectively, lower employee benefit-related expenses of $15 million (1.4 percentage points) and $37 million (1.2 percentage point), respectively, and the updated loss expenses and administrative expenses allocation as noted above (0.6 percentage points and 0.5 percentage points for the three and nine months ended September 30, 2017, respectively).

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

	Three Months Ended				Nine Months Ended
	September 30		% Change		September 30		% Change
(in millions of U.S. dollars, except for percentages)	2017	2016	Q-17 vs. Q-16		2017	2016	YTD-17 vs. YTD-16
Net premiums written	$926	$849	9.0%		$1,390	$1,288	7.9%
Net premiums earned	898	819	9.6%		1,256	1,169	7.4%
Losses and loss expenses (1)	764	680	12.4%		983	936	5.0%
Policy acquisition costs	49	48	2.1%		75	77	(2.6)%
Administrative expenses	(1)	1	NM		(4)	(1)	300.0%
Underwriting income	86	90	(4.4)%		202	157	28.7%
Net investment income	6	5	20.0%		18	15	20.0%
Other (income) expense	—	—	NM		1	—	NM
Amortization of purchased intangibles	8	7	14.3%		22	22	—
Segment income	$84	$88	(4.5)%		$197	$150	31.3%
Loss and loss expense ratio	85.1%	83.0%	2.1	pts	78.3%	80.1%	(1.8)	pts
Policy acquisition cost ratio	5.4%	5.9%	(0.5)	pts	6.0%	6.6%	(0.6)	pts
Administrative expense ratio	(0.1)	—	(0.1)	pts	(0.4)%	(0.1)%	(0.3)	pts
Combined ratio	90.4%	88.9%	1.5	pts	83.9%	86.6%	(2.7)	pts
NM – not meaningful

(1)
Losses on crop derivatives were $5 million $7 million for the three and nine months ended September 30, 2017, respectively, compared with gains on crop derivatives of $3 million and $1 million for the prior year periods, respectively. These gains (losses) are included in Net realized gains (losses) in our Consolidated statements of operations but are classified to Losses and loss expenses for purposes of presenting North America Agricultural Insurance underwriting income.

Premiums
Net premiums written increased $77 million and $102 million for the three and nine months ended September 30, 2017, respectively, primarily due to increased MPCI production related to the current crop year.

Net premiums earned increased $79 million and $87 million for the three and nine months ended September 30, 2017, respectively, due to the factors described above.

Combined Ratio
The following table presents pre-tax catastrophe losses and pre-tax favorable prior period development:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2017	2016	2017	2016
Catastrophe losses, pre-tax	$5	$1	$18	$17
Favorable prior period development, pre-tax	$4	$11	$83	$52
Catastrophe losses through September 30, 2017 and 2016 were primarily from our farm, ranch, and specialty P&C businesses.

For the three and nine months ended September 30, 2017, net favorable prior period development was $4 million and $83 million, respectively. For the nine months ended September 30, 2017, the prior period development amount included $140 million of favorable incurred losses and $4 million of lower acquisition costs due to lower than expected MPCI losses for the 2016 crop year, partially offset by a $61 million decrease in net premiums earned related to the MPCI profit and loss calculation formula. For the three and nine months ended September 30, 2016, net favorable prior period development was $11 million and $52 million, respectively. For the nine months ended September 30, 2016, the prior period development amount included $85 million of favorable incurred losses due to lower than expected MPCI losses for the 2015 crop year, partially offset by a $48 million of unfavorable decrease in net premiums earned related to the government's crop insurance profit and loss calculation formula. Also, included in prior period development but not impacting the loss and loss expense ratio was a $4 million favorable benefit of ceded profit share commissions earned from third-party reinsurers.
The following table presents the impact of catastrophe losses and prior period reserve development on our loss and loss expense ratio:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
Loss and loss expense ratio	85.1%	83.0%	78.3%	80.1%
Catastrophe losses	(0.5)%	(0.1)%	(1.4)%	(1.4)%
Prior period development	0.3%	1.3%	7.0%	4.7%
Loss and loss expense ratio, adjusted	84.9%	84.2%	83.9%	83.4%

The adjusted loss and loss expense ratio increased 0.7 percentage points and 0.5 percentage points for the three and nine months ended September 30, 2017, respectively.

The policy acquisition cost ratio decreased 0.5 percentage points for the three months ended September 30, 2017 primarily due to increases in net earned premiums earned as described above. For the nine months ended September 30, 2017, the policy acquisition ratio decreased 0.6 percentage point primarily due to lower direct commissions in the current year. The administrative expense ratio remained relatively flat for the three months ended September 30, 2017. For the nine months ended September 30, 2017, the administrative expense ratio decreased 0.3 percentage points primarily due to higher Administrative and Operating (A&O) reimbursements.

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

	Three Months Ended				Nine Months Ended
	September 30		% Change		September 30		% Change
(in millions of U.S. dollars, except for percentages)	2017	2016	Q-17 vs. Q-16		2017	2016	YTD-17 vs. YTD-16
Net premiums written (1)	$1,963	$1,940	1.2%		$6,169	$6,012	2.6%
Net premiums earned	2,064	2,034	1.4%		6,018	6,082	(1.1)%
Losses and loss expenses	1,281	843	52.0%		3,316	2,953	12.3%
Policy acquisition costs	569	546	4.2%		1,653	1,586	4.2%
Administrative expenses	246	261	(5.7)%		734	801	(8.4)%
Underwriting income (loss) (2)	(32)	384	NM		315	742	(57.5)%
Net investment income	164	152	7.9%		460	445	3.4%
Other (income) expense	(10)	(6)	66.7%		(14)	(16)	(12.5)%
Amortization of purchased intangibles	11	12	(8.3)%		33	36	(8.3)%
Segment income	$131	$530	(75.3)%		$756	$1,167	(35.2)%
Loss and loss expense ratio	62.1%	41.5%	20.6	pts	55.1%	48.6%	6.5	pts
Policy acquisition cost ratio	27.6%	26.8%	0.8	pts	27.5%	26.1%	1.4	pts
Administrative expense ratio	11.9%	12.9%	(1.0)	pts	12.2%	13.1%	(0.9)	pts
Combined ratio	101.6%	81.2%	20.4	pts	94.8%	87.8%	7.0	pts

(1)
For the three and nine months ended September 30, 2017, net premiums written increased $22 million and $218 million, or 1.2 percent and 3.7 percent, respectively, on a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency exchange rates as the comparable current period.

(2)
For the three and nine months ended September 30, 2017, underwriting income decreased $425 million and $436 million, or 108.1 percent and 58.1 percent, respectively, on a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency exchange rates as the comparable current period.

Premiums
Net premiums written increased $23 million, or $22 million on a constant-dollar basis, for the three months ended September 30, 2017, driven by growth in personal lines business, primarily from new automobile business written in Latin America, as well as growth across most property and casualty (P&C) lines, primarily in Asia and Europe. Merger-related underwriting actions ($30 million) and reinstatement premiums related to catastrophe events in the quarter ($9 million) partially offset this growth.

Net premiums written increased $157 million, or $218 million on a constant-dollar basis, for the nine months ended September 30, 2017, due to the timing of the Chubb Corp acquisition which excluded approximately $215 million of production in the prior year generated prior to the acquisition close on January 14, 2016 (14-day stub period). This increase was partially offset by merger-related underwriting actions ($111 million) and the impact of a merger-related accounting policy adjustment in the fourth quarter of 2016 to align the timing of premium recognition ($73 million). Excluding these items, net premiums written increased $187 million on a constant-dollar basis, due to growth in personal lines and P&C lines, as described above.

Net premiums earned increased $30 million, or $19 million on a constant-dollar basis, for the three months ended September 30, 2017, primarily due to growth in personal lines and P&C lines as noted above. Net premiums earned decreased $64 million, or $34 million on a constant-dollar basis, for the nine months ended September 30, 2017, primarily due to a higher mix of multi-year policies written in the current year in comparison to the growth in net premiums written, as well as from the merger-related underwriting actions described above. This decrease was partially offset by growth in the quarter and from the favorable impact of the 14-day stub period, as noted above.

Overseas General Insurance conducts business internationally and in most major foreign currencies. The following tables present a regional breakdown of Overseas General Insurance net premiums written:

	Three Months Ended September 30					% Change
(in millions of U.S. dollars, except for percentages)	2017	2017 % of Total	2016	2016 % of Total	C$ (1) 2016	Q-17 vs. Q-16	C$ (1)Q-17 vs. Q-16
Region
Europe	$691	35%	$712	37%	$706	(2.9)%	(2.1)%
Latin America	514	26%	470	24%	480	9.4%	7.1%
Asia	681	35%	663	34%	659	2.7%	3.3%
Other (2)	77	4%	95	5%	96	(18.9)%	(19.8)%
Net premiums written	$1,963	100%	$1,940	100%	$1,941	1.2%	1.2%
(1) On a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency exchange rates as the comparable current period.
(2) Combined International, Eurasia and Africa region, and other international.

	Nine Months Ended September 30					% Change
(in millions of U.S. dollars, except for percentages)	2017	2017 % of Total	2016	2016 % of Total	C$ (1) 2016	YTD-17 vs. YTD-16	C$ (1)YTD-17 vs. YTD-16
Region
Europe	$2,447	40%	$2,418	40%	$2,317	1.2%	5.6%
Latin America	1,519	25%	1,435	24%	1,472	5.9%	3.2%
Asia	1,931	31%	1,874	31%	1,882	3.0%	2.6%
Other (2)	272	4%	285	5%	280	(4.6)%	(2.9)%
Net premiums written	$6,169	100%	$6,012	100%	$5,951	2.6%	3.7%
(1) On a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency exchange rates as the comparable current period.
(2) Combined International, Eurasia and Africa region, and other international.

Combined Ratio
The following table presents pre-tax catastrophe losses and pre-tax favorable prior period development:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions of U.S. dollars)	2017	2016	2017	2016
Catastrophe losses, pre-tax	$326	$20	$386	$111
Favorable prior period development, pre-tax	$108	$223	$184	$338

Catastrophe losses through September 30, 2017 and 2016 were primarily from the following events:

•	2017: Hurricane Maria, Hurricane Harvey, Hurricane Irma, Earthquakes in Mexico, Cyclone Debbie in Australia, and flooding in Latin America

•	2016: Severe weather related events in Europe, an earthquake in Ecuador, and flooding in the U.K.

Favorable prior period development included a charge of $32 million in the first quarter of 2017, reflecting the change in the discount rate in the U.K. (Ogden rate) which impacted our casualty lines. Refer to Note 5 to the Consolidated Financial Statements for additional information.

The following table presents the impact of catastrophe losses and prior period reserve development on our loss and loss expense ratio:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
Loss and loss expense ratio	62.1%	41.5%	55.1%	48.6%
Catastrophe losses	(16.0)%	(1.1)%	(6.5)%	(1.9)%
Prior period development	5.2%	11.0%	3.1%	5.6%
Loss and loss expense ratio, adjusted	51.3%	51.4%	51.7%	52.3%

The adjusted loss and loss expense ratio remained relatively flat and decreased 0.6 percentage points for the three and nine months ended September 30, 2017, respectively. The decrease for the nine months was primarily due to a change in the mix of business towards products and regions that have a lower loss ratio and a higher acquisition cost ratio (0.5 percentage points) and integration-related claims handling expense savings realized of $27 million (0.4 percentage points).
The policy acquisition cost ratio increased 0.8 percentage points and 1.4 percentage points for the three and nine months ended September 30, 2017, respectively, compared to the prior year periods, which included the net favorable impact of initial year purchase accounting adjustments related to the Chubb Corp acquisition (0.2 percentage points and 0.4 percentage points, respectively). Excluding this item, the policy acquisition cost ratio increased 0.6 percentage points and 1.0 percentage points for the three and nine months ended September 30, 2017, respectively, primarily due to a change in the mix of business towards products and regions within personal lines which have a higher acquisition cost ratio and a lower loss ratio (0.3 percentage point and 0.5 percentage points). In addition, the adverse impact of aligning accounting policy after the Chubb Corp acquisition in the prior year increased the policy acquisition ratio by 0.2 percentage points for both the three and nine months ended September 30, 2017. These increases were partially offset by integration-related expense savings realized of $4 million (0.2 percentage points) and $12 million (0.2 percentage points) for the three and nine months ended September 30, 2017, respectively.

The administrative expense ratio decreased 1.0 percentage point and 0.9 percentage points for the three and nine months ended September 30, 2017, respectively, primarily due to integration-related expense savings realized of $29 million (1.4 percentage points) and $92 million (1.4 percentage points), respectively. This decrease was partially offset by the impact of merit-based salary increases, inflation, and increased spending to support growth initiatives.

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

	Three Months Ended				Nine Months Ended
	September 30		% Change		September 30		% Change
(in millions of U.S. dollars, except for percentages)	2017	2016	Q-17 vs. Q-16		2017	2016	YTD-17 vs. YTD-16
Net premiums written	$191	$131	47.1%		$580	$562	3.3%
Net premiums earned	185	156	20.4%		542	543	—
Losses and loss expenses	295	49	NM		435	225	93.3%
Policy acquisition costs	43	42	2.4%		137	142	(3.5)%
Administrative expenses	11	12	(8.3)%		33	40	(17.5)%
Underwriting income (loss)	(164)	53	NM		(63)	136	NM
Net investment income	80	67	19.4%		207	199	4.0%
Other (income) expense	(3)	—	NM		(2)	(3)	(33.3)%
Segment income (loss)	$(81)	$120	NM		$146	$338	(56.8)%
Loss and loss expense ratio	158.2%	31.3%	126.9	pts	80.1%	41.5%	38.6	pts
Policy acquisition cost ratio	23.4%	27.1%	(3.7)	pts	25.3%	26.3%	(1.0)	pts
Administrative expense ratio	5.8%	7.9%	(2.1)	pts	6.1%	7.2%	(1.1)	pts
Combined ratio	187.4%	66.3%	121.1	pts	111.5%	75.0%	36.5	pts
NM - not meaningful

Premiums
Net premiums written increased $60 million for the three months ended September 30, 2017, primarily due to higher catastrophe reinstatement premiums ($37 million) and a new treaty written in the quarter ($14 million). In addition, the prior year included a reduction in treaty premium estimates ($10 million) that lowered net premiums written. The increase of $18 million in net premiums written for the nine months ended September 30, 2017 was also due to the timing of the Chubb Corp acquisition which excluded approximately $20 million of production generated prior to the Chubb Corp acquisition close on January 14, 2016 (14-day stub period), partially offset by an unfavorable impact from merger-related underwriting actions of $10 million and declining rates and increasing competition.

Net premiums earned increased $29 million and remained relatively flat for the three and nine months ended September 30, 2017, respectively, primarily due to the factors described above.
Combined Ratio
The following table presents pre-tax catastrophe losses and pre-tax favorable prior period development net of related reinstatement premiums:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S dollars)	2017	2016	2017	2016
Catastrophe losses gross of related reinstatement premiums, pre-tax	$268	$11	$271	$64
Favorable prior period development net of related reinstatement premiums, pre-tax	$41	$28	$64	$78

Catastrophe losses through September 30, 2017 and 2016 were primarily from the following events:

•	2017: Hurricane Irma, Hurricane Maria, Hurricane Harvey, and severe weather related events in the U.S.

•	2016: Fort McMurray wildfire and severe weather-related events in Europe, the U.S. and Canada

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

The following table presents the impact of catastrophe losses and prior period reserve development net of related reinstatement premiums on our loss and loss expense ratio:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
Loss and loss expense ratio	158.2%	31.3%	80.1%	41.5%
Catastrophe losses and related reinstatement premiums	(139.9)%	(7.2)%	(47.6)%	(11.6)%
Prior period development net of related reinstatement premiums (1)	28.2%	20.1%	12.1%	15.4%
Loss and loss expense ratio, adjusted	46.5%	44.2%	44.6%	45.3%
(1) Reinstatement premiums expensed (collected) on prior period development - pre-tax	$3	$5	$(4)	$5

The adjusted loss and loss expense ratio increased 2.3 percentage points for the three months ended September 30, 2017, compared to the prior year due to a change in the mix of business in the U.S. to casualty lines which have a higher loss ratio from property lines which have a lower loss ratio. However, this increase was more than offset for the year, reflecting a change in the mix of business in 2017 towards products that have a lower loss ratio, resulting in a decrease in the adjusted loss and loss expense ratio of 0.7 percentage points for the nine months ended September 30, 2017.

The policy acquisition cost ratio decreased 3.7 percentage points and 1.0 percentage point for the three and nine months ended September 30, 2017, respectively, primarily due to a change in the mix of business towards regions and products that have lower acquisition cost ratios, and primarily due to favorable catastrophe reinstatement premiums, which were fully earned in the three months ended September 30, 2017.

The administrative expense ratio decreased 2.1 percentage points and 1.1 percentage points for the three and nine months ended September 30, 2017, respectively, primarily reflecting expense reductions implemented to align our cost structure with our premium base and integration-related expense savings realized, coupled with higher net premiums earned due to catastrophe reinstatement premiums.

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

	Three Months Ended			Nine Months Ended
	September 30		% Change	September 30		% Change
(in millions of U.S. dollars, except for percentages)	2017	2016	Q-17 vs. Q-16	2017	2016	YTD-17 vs. YTD-16
Net premiums written	$539	$532	1.1%	$1,586	$1,575	0.6%
Net premiums earned	527	512	2.8%	1,548	1,521	1.8%
Losses and loss expenses	181	174	4.0%	556	498	11.6%
Policy benefits (1)	169	155	9.0%	500	427	17.1%
(Gains) losses from fair value changes in separate account assets (1)	(24)	(22)	9.1%	(70)	(22)	218.2%
Policy acquisition costs	132	127	3.9%	376	386	(2.6)%
Administrative expenses	77	77	—	226	226	—
Net investment income	78	71	9.9%	230	207	11.1%
Life Insurance underwriting income	70	72	(2.8)%	190	213	(10.8)%
Other (income) expense (1)	5	2	150.0%	10	8	25.0%
Amortization of purchased intangibles	1	1	—	2	2	—
Segment income	$64	$69	(7.2)%	$178	$203	(12.3)%
NM - not meaningful

(1)
(Gains) losses from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP have been reclassified from Other income (expense) for purposes of presenting Life Insurance underwriting income. The offsetting movement in the separate account liabilities is included in Policy benefits.

Premiums
Net premiums written increased $7 million and $11 million for the three and nine months ended September 30, 2017, respectively, due to growth in our Combined Insurance supplemental A&H program business and our Asian international life operations. This growth was partially offset by planned declines in our Latin American operations, reflecting merger-related underwriting actions of $9 million and $33 million for the three and nine months ended September 30, 2017, respectively, and in our life reinsurance business, which continues to decline as no new business is currently being written.
Deposits
The following table presents deposits collected on universal life and investment contracts:

	Three Months Ended					Nine Months Ended
	September 30			% Change		September 30			% Change
(in millions of U.S. dollars, except for percentages)	2017	2016	C$ (1) 2016	Q-17 vs. Q-16	C$ (1) Q-17 vs. Q-16	2017	2016	C$ (1) 2016	YTD-17 vs. YTD-16	C$ (1) YTD-17 vs. YTD-16
Deposits collected on Universal life and investment contracts	$422	$273	$279	54.6%	51.4%	$1,048	$748	$767	40.1%	36.7%
(1) On a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency exchange rates as the comparable current period.

Deposits collected on universal life and investment contracts (life deposits) are not reflected as revenues in our Consolidated statements of operations in accordance with GAAP.  New life deposits are an important component of production, and although they do not significantly affect current period income from operations, they are key to our efforts to grow our business. Life deposits collected increased for the three and nine months ended September 30, 2017, due to growth in Taiwan, partially offset by a decline in Korea.

Life Insurance underwriting income
Life Insurance underwriting income decreased $2 million and $23 million for the three and nine months ended September 30, 2017, respectively, due to the adverse impact of updating our long-term benefit ratio in our variable annuity business in the fourth quarter of 2016 ($15 million and $48 million for the three and nine months ended September 30, 2017, respectively). These decreases were partially offset by increases in underwriting income in our international life operations, reflecting improved margins and higher net investment income.

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

	Three Months Ended			Nine Months Ended
	September 30		% Change	September 30		% Change
(in millions of U.S. dollars, except for percentages)	2017	2016	Q-17 vs. Q-16	2017	2016	YTD-16 vs. YTD-15
Losses and loss expenses	$89	$63	41.3%	$145	$87	66.7%
Administrative expenses	64	57	12.3%	187	192	(2.6)%
Underwriting loss	153	120	27.5%	332	279	19.0%
Net investment income (loss)	(69)	(86)	(19.8)%	(220)	(271)	(18.8)%
Interest expense	150	152	(1.3)%	451	451	—
Net realized gains (losses)	(5)	97	NM	91	(511)	NM
Other (income) expense	(83)	(70)	18.6%	(257)	(59)	335.6%
Amortization expense (benefit) of purchased intangibles	41	(20)	NM	125	(60)	NM
Chubb integration expenses	50	115	(56.5)%	233	361	(35.5)%
Income tax expense (benefit)	(85)	277	NM	243	556	(56.3)%
Net loss	$(300)	$(563)	(46.7)%	$(1,256)	$(2,310)	(45.6)%
NM - not meaningful

Losses and loss expenses in both years were primarily due to unfavorable prior period development related to Brandywine environmental exposures, as well as unallocated loss adjustment expenses of the A&E claim operations. Refer to the Prior Period Development section for further information.

Administrative expenses increased $7 million for the three months ended September 30, 2017 reflecting in-part merit-based salary increases. For the nine months ended September 30, 2017, administrative expenses decreased $5 million reflecting integration-related expense savings and lower post-retirement benefit expenses.

Net investment income for the three and nine months ended September 30, 2017 included amortization of $80 million and $256 million, respectively, related to the fair value adjustment on invested assets related to the Chubb Corp acquisition. Net investment income for the three and nine months ended September 30, 2016 included amortization of $91 million and $292 million, respectively, related to the fair value adjustment on invested assets related to the Chubb Corp acquisition. Excluding the fair value adjustment amortization, net investment income increased by $6 million and $15 million for the three and nine months ended September 30, 2017, respectively, primarily due to a higher overall invested asset base.

Interest expense decreased $2 million for the three months ended September 30, 2017 primarily due to the conversion of the interest rate on our $1.0 billion of unsecured junior subordinated capital securities to a floating rate, equal to the three-month LIBOR plus 2.25 percentage points ($7 million) and the retirement of the $500 million of 5.7% senior debt that matured in February 2017 ($7 million). These decreases were partially offset by higher interest expense related to our notional cash pool in the quarter and letter of credit fees ($11 million). For the nine months ended September 30, 2017, interest expense remained flat as the decrease noted above was offset by the timing of the Chubb Corp acquisition in the prior year which excluded approximately $8 million of interest expense prior to the Chubb Corp acquisition close on January 14, 2016.

For the three and nine months ended September 30, 2017, net realized gains (losses) of $(5) million and $91 million , respectively, included foreign exchange gains of $15 million and $10 million and losses on the investment portfolio of $(7) million and $(8) million, respectively. In addition, the three and nine months ended September 30, 2017, included gains associated with a net decrease in the fair value of GLB liabilities of $54 million and $265 million, respectively. The decrease in the fair value of GLB liabilities was primarily due to the impact of updating aspects of our valuation model relating to interest rates and higher global equity market levels. In addition, we maintain positions in derivative instruments that decrease in fair value when the S&P 500 index increases. During the three and nine months ended September 30, 2017, we experienced realized losses of $57 million and $169 million, respectively, related to these derivative instruments.

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

For the three and nine months ended September 30, 2017, Other (income) expense recognized in Corporate was $(83) million and $(257) million, respectively, compared to $(70) million and $(59) million in the prior year, respectively, comprised of:

•
Other (income) in 2017 of $(89) million and $(284) million, respectively, from our share of net realized gains from partially-owned investment companies, compared to realized gains in 2016 of $(72) million and $(65) million, respectively, primarily reflecting the change in market value of these investments.

•
Other expense in 2017 of $6 million and $27 million, respectively, compared to other expense in 2016 of $2 million and $6 million, respectively. The higher expense in 2017 was primarily due to an increase in capital taxes resulting from a higher equity base after the Chubb Corp acquisition.

Refer to the Other Income and Expense Items section for further information.

Amortization expense of purchased intangibles increased $61 million and $185 million for the three and nine months ended September 30, 2017, respectively, primarily reflecting the increase in intangible amortization expense related to agency distribution relationships and renewal rights and lower amortization benefit from the fair value adjustment of Unpaid losses and loss expenses acquired as part of the Chubb Corp acquisition. Refer to the Amortization of purchased intangibles and Other amortization section for further information.

Chubb integration expenses
The following table presents the components of Chubb integration expenses:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S dollars)	2017	2016	2017	2016
Personnel-related expenses	$25	$37	$140	$153
Leases and real estate termination costs	—	21	22	34
Consulting fees	6	13	20	37
Rebranding	7	12	13	33
Advisor fees	—	—	—	38
Other	12	32	38	66
Totals	$50	$115	$233	$361

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

For the three months ended September 30, 2017 and 2016, our effective rate was 54.7 percent and 17.0 percent, respectively. The change in the effective income tax rate for the three month period was primarily due to the impact of the operating loss during the current year period. The rate was also driven by a reduction of income tax expense due to the adoption of the new stock based compensation guidance in January 2017 (see Note 1 for additional information on the adoption of this guidance) as well as the recognition of a tax benefit associated with the finalization of the 2016 tax return.

For the nine months ended September 30, 2017 and 2016, our effective tax rate was 9.4 percent and 18.1 percent, respectively. The decrease in the effective income tax rate was due to the impact of the operating loss during the third quarter of 2017 as well as realized gains being generated in lower taxing jurisdictions in the current year compared to realized losses generated in lower taxing jurisdictions in the prior year. The decrease was also driven by a reduction on income tax expenses due to the adoption of the new stock compensation guidance in January 2017 (see Note 1 for additional information on the adoption of this guidance). Additionally, the decrease was also driven by a reduction to income tax expense of approximately $25 million in the current year primarily related to an accounting election we made relating the treatment of certain, discrete investments that resulted in the release of the associated tax liability.

The lower tax rates attributed to our foreign operations primarily reflect the lower corporate tax rates that prevail outside of the U.S. During the nine months ended September 30, 2017, approximately 63 percent of our total pre-tax income was tax effected based on these lower rates compared with 51 percent for the nine months ended September 30, 2016. The significant lower taxing jurisdictions outside of the U.S. include the U.K., Switzerland, and Bermuda with effective federal income tax rates in those countries of 19.25 percent, 7.83 percent, and 0.0 percent, respectively.

Other Income and Expense Items

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2017	2016	2017	2016
Equity in net (income) loss of partially-owned entities	$(103)	$(79)	$(302)	$(95)
(Gains) losses from fair value changes in separate account assets (1)	(24)	(22)	(70)	(22)
Federal excise and capital taxes	6	2	24	8
Other	3	8	15	17
Other (income) expense	$(118)	$(91)	$(333)	$(92)

(1)	Related to (gains) losses from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP.

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

Amortization of purchased intangibles and Other amortization

Amortization expense related to purchased intangibles was $65 million and $194 million for the three and nine months ended September 30, 2017, respectively, compared with $4 million and $16 million, respectively, in the prior year periods. The increase in amortization expense of purchased intangibles primarily reflects higher intangible amortization expense related to agency distribution relationships and renewal rights and lower amortization benefit from the fair value adjustment on Unpaid losses and loss expenses.

The following table presents, as of September 30, 2017, the estimated pre-tax amortization expense (benefit) of purchased intangibles, at current foreign currency exchange rates, for the fourth quarter of 2017 and the next five years:

	Associated with the Chubb Corp Acquisition
For the Years Ending December 31 (in millions of U.S. dollars)	Agency distribution relationships and renewal rights	Internally developed technology	Fair value adjustment on Unpaid losses and loss expenses	Total (1)	Other intangible assets (2)	Total Amortization of purchased intangibles
Fourth quarter of 2017	$74	$8	$(41)	$41	$21	$62
2018	327	32	(103)	256	85	341
2019	284	—	(63)	221	72	293
2020	242	—	(36)	206	63	269
2021	219	—	(20)	199	55	254
2022	199	—	(15)	184	51	235
Total	$1,345	$40	$(278)	$1,107	$347	$1,454

(1)	Recorded in Corporate.

(2)	Recorded in applicable segment(s) that acquired the intangible assets.

Reduction of deferred tax liability associated with intangible assets related to the Chubb Corp acquisition
The following table presents, as of September 30, 2017, the expected reduction of the deferred tax liability associated with intangible assets related to the Chubb Corp acquisition (which reduces as agency distribution relationships and renewal rights and internally developed technology amortize), at current foreign currency exchange rates, for the fourth quarter of 2017 and the next five years. For example, for the fourth quarter of 2017, the expected reduction to deferred tax liability of $29 million associated with intangible assets in the table below is calculated by applying the 35 percent expected tax rate against the sum of the estimated amortization of $82 million, comprising agency distribution relationships and renewal rights of $74 million, and internally developed technology of $8 million. At September 30, 2017, the remaining deferred tax liability associated with these intangibles was $1,991 million.

For the Years Ending December 31 (in millions of U.S. dollars)	Reduction of deferred tax liability associated with intangible assets related to the Chubb Corp acquisition
Fourth quarter of 2017	$29
2018	126
2019	99
2020	85
2021	77
2022	70
Total	$486

Amortization of the fair value adjustment on acquired invested assets and assumed long-term debt
The following table presents at September 30, 2017, the expected amortization expense of the fair value adjustment on acquired invested assets, at current foreign currency exchange rates, and the expected amortization benefit from the amortization of the fair value adjustment on assumed long-term debt for the fourth quarter of 2017 and the next five years as follows:

	Amortization (expense) benefit of the fair value adjustment on
For the Years Ending December 31 (in millions of U.S. dollars)	Acquired invested assets (1)	Assumed long-term debt (2)
Fourth quarter of 2017	$(78)	$12
2018	(305)	31
2019	(245)	19
2020	(205)	19
2021	(120)	19
2022	—	19
Total	$(953)	$119

(1)	Recorded as a reduction to Net investment income in the Consolidated statements of operations.

(2)	Recorded as a reduction to Interest expense in the Consolidated statements of operations.

The estimate of amortization expense of the fair value adjustment on acquired invested assets could vary materially based on current market conditions, bond calls, overall duration of the acquired investment portfolio, and foreign exchange.

Net Investment Income

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2017	2016	2017	2016
Fixed maturities	$748	$715	$2,219	$2,044
Short-term investments	34	24	91	69
Equity securities	8	10	30	31
Other investments	63	28	106	81
Gross investment income (1)	853	777	2,446	2,225
Investment expenses	(40)	(38)	(118)	(104)
Net investment income (1)	$813	$739	$2,328	$2,121
(1) Includes amortization expense related to fair value adjustment of acquired invested assets related to the Chubb Corp acquisition	$(80)	$(91)	$(256)	$(292)

Net investment income is influenced by a number of factors including the amounts and timing of inward and outward cash flows, the level of interest rates, and changes in overall asset allocation. Net investment income increased 9.8 percent and 9.7 percent for the three and nine months ended September 30, 2017, respectively, compared with the prior year periods. The increase for the three and nine months ended September 30, 2017 was primarily due to higher income from private equity income distributions that included a $44 million final distribution from a co-investment with one of our private equity fund partners and higher overall invested asset base. Additionally, prior year excluded $45 million of Net investment income generated prior to the Chubb Corp acquisition close on January 14, 2016.

Our average yield on invested assets for the three and nine months ended September 30, 2017 was 3.5 percent and 3.4 percent, respectively, and 3.4 percent for both the prior year periods, which is primarily driven by the yield on our fixed maturities. This compares to the average market yield, which represents the weighted average yield to maturity of our fixed income portfolio based on market prices of the holdings throughout the period, of 2.7 percent and 2.2 percent at September 30, 2017 and 2016, respectively.

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

The following table presents our net realized and unrealized gains (losses):

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
(in millions of U.S. dollars)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact
Fixed maturities	$6	$134	$140	$27	$195	$222
Fixed income derivatives	(14)	—	(14)	1	—	1
Public equity	4	36	40	6	23	29
Private equity	(3)	(27)	(30)	(13)	(4)	(17)
Total investment portfolio (1)	(7)	143	136	21	214	235
Variable annuity reinsurance derivative transactions, net of applicable hedges	(3)	—	(3)	44	—	44
Other derivatives	(5)	—	(5)	3	—	3
Foreign exchange	15	665	680	29	(124)	(95)
Other	(10)	(63)	(73)	3	5	8
Net gains (losses) before tax	$(10)	$745	$735	$100	$95	$195

(1)
For the three months ended September 30, 2017, other-than-temporary impairments in Net realized gains (losses) included $5 million for fixed maturities, $1 million for public equity, and $2 million for private equity. For the three months ended September 30, 2016, other-than-temporary impairments in Net realized gains (losses) included $7 million for fixed maturities, $1 million for public equity, and $4 million for private equity.

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
(in millions of U.S. dollars)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact
Fixed maturities	$17	$813	$830	$(156)	$2,237	$2,081
Fixed income derivatives	(24)	—	(24)	(85)	—	(85)
Public equity	10	79	89	39	52	91
Private equity	(11)	—	(11)	3	(73)	(70)
Total investment portfolio (1)	(8)	892	884	(199)	2,216	2,017
Variable annuity reinsurance derivative transactions, net of applicable hedges	96	—	96	(358)	—	(358)
Other derivatives	(4)	—	(4)	1	—	1
Foreign exchange	10	901	911	46	269	315
Other	(10)	(118)	(128)	—	8	8
Net gains (losses) before tax	$84	$1,675	$1,759	$(510)	$2,493	$1,983

(1)
For the nine months ended September 30, 2017, other-than-temporary impairments in Net realized gains (losses) included $15 million for fixed maturities, $9 million for public equity, and $11 million for private equity. For the nine months ended September 30, 2016, other-than-temporary impairments in Net realized gains (losses) included $77 million for fixed maturities, $7 million for public equity, and $7 million for private equity.

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

The average duration of our fixed income securities, including the effect of options and swaps, was 4.2 years at both September 30, 2017 and December 31, 2016. We estimate that a 100 basis point (bps) increase in interest rates would reduce the valuation of our fixed income portfolio by approximately $4.1 billion at September 30, 2017.

The following table shows the fair value and cost/amortized cost of our invested assets:

	September 30, 2017		December 31, 2016
(in millions of U.S. dollars)	Fair Value	Cost/ Amortized Cost	Fair Value	Cost/ Amortized Cost
Fixed maturities available for sale	$83,686	$82,254	$80,115	$79,536
Fixed maturities held to maturity	10,365	10,160	10,670	10,644
Short-term investments	2,991	2,991	3,002	3,002
	97,042	95,405	93,787	93,182
Equity securities	910	723	814	706
Other investments	4,677	4,429	4,519	4,270
Total investments	$102,629	$100,557	$99,120	$98,158

The fair value of our total investments increased $3.5 billion during the nine months ended September 30, 2017, primarily due to the investing of operating cash flows, unrealized appreciation, and the favorable impact of foreign exchange, partially offset by the payment of dividends on our Common Shares, repurchases of our Common Shares, and the repayment of our $500 million senior notes that matured in February 2017.
The following tables present the market value of our fixed maturities and short-term investments at September 30, 2017 and December 31, 2016. The first table lists investments according to type and second according to S&P credit rating:

	September 30, 2017		December 31, 2016
(in millions of U.S. dollars, except for percentages)	Market Value	% of Total	Market Value	% of Total
Treasury	$3,607	4%	$2,832	3%
Agency	596	1%	699	1%
Corporate and asset-backed securities	27,815	29%	26,944	29%
Mortgage-backed securities	16,669	17%	15,435	16%
Municipal	21,621	22%	22,768	24%
Non-U.S.	23,743	24%	22,107	24%
Short-term investments	2,991	3%	3,002	3%
Total	$97,042	100%	$93,787	100%
AAA	$15,411	16%	$15,746	17%
AA	36,947	38%	36,235	39%
A	18,427	19%	17,519	19%
BBB	12,862	13%	12,237	13%
BB	7,421	8%	6,993	7%
B	5,694	6%	4,814	5%
Other	280	—%	243	—%
Total	$97,042	100%	$93,787	100%

Corporate and asset-backed securities
The following table presents our 10 largest global exposures to corporate bonds by market value at September 30, 2017:

(in millions of U.S. dollars)	Market Value
Wells Fargo & Co	$594
JP Morgan Chase & Co	509
Anheuser-Busch InBev NV	447
Goldman Sachs Group Inc	440
AT&T Inc	408
General Electric Co	397
Verizon Communications Inc	372
Citigroup Inc	345
Morgan Stanley	343
Bank of America Corp	331

Mortgage-backed securities

	S&P Credit Rating					Market Value	Amortized Cost
September 30, 2017 (in millions of U.S. dollars)	AAA	AA	A	BBB	BB and below	Total	Total
Agency residential mortgage-backed (RMBS)	$—	$13,744	$—	$—	$—	$13,744	$13,691
Non-agency RMBS	2	4	58	4	27	95	93
Commercial mortgage-backed	2,817	13	—	—	—	2,830	2,808
Total mortgage-backed securities	$2,819	$13,761	$58	$4	$27	$16,669	$16,592

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

Non-U.S.
Our exposure to the Euro results primarily from Chubb European Group Limited which is headquartered in London and offers a broad range of coverages throughout the European Union, Central, and Eastern Europe. Chubb primarily invests in Euro denominated investments to support its local currency insurance obligations and required capital levels. Chubb’s local currency investment portfolios have strict contractual investment guidelines requiring managers to maintain a high quality and diversified portfolio to both sector and individual issuers. Investment portfolios are monitored daily to ensure investment manager compliance with portfolio guidelines.

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
The following table summarizes the market value and amortized cost of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. government securities at September 30, 2017:

(in millions of U.S. dollars)	Market Value	Amortized Cost
United Kingdom	$1,494	$1,462
Republic of Korea	1,045	959
Canada	973	987
Federative Republic of Brazil	848	828
Province of Ontario	675	680
United Mexican States	556	555
Province of Quebec	545	544
Kingdom of Thailand	517	486
Federal Republic of Germany	423	414
French Republic	345	323
Other Non-U.S. Government Securities (1)	4,651	4,548
Total	$12,072	$11,786

(1)	There are no investments in Portugal, Ireland, Italy, Greece or Spain.

The following table summarizes the market value and amortized cost of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. corporate securities at September 30, 2017:

(in millions of U.S. dollars)	Market Value	Amortized Cost
United Kingdom	$2,074	$1,988
Canada	1,474	1,457
United States (1)	958	931
France	837	808
Australia	793	778
Netherlands	728	706
Germany	610	593
Switzerland	357	345
Japan	323	321
China	321	316
Other Non-U.S. Corporate Securities	3,196	3,103
Total	$11,671	$11,346
(1) The countries that are listed in the non-U.S. corporate fixed income portfolio above represent the ultimate parent company's country of risk. Non-U.S. corporate securities could be issued by foreign subsidiaries of U.S. corporations.

Below-investment grade corporate fixed income portfolio
Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss from default by the borrower is greater with below-investment grade securities. Below-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than investment grade issuers. At September 30, 2017, our corporate fixed income investment portfolio included below-investment grade and non-rated securities which, in total, comprised approximately 12 percent of our fixed income portfolio. Our below-investment grade and non-rated portfolio includes over 1,100 issuers, with the greatest single exposure being $161 million.

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

Critical Accounting Estimates
As of September 30, 2017, there were no material changes to our critical accounting estimates. For a full discussion of our critical accounting estimates, refer to Item 7 in our 2016 Form 10-K.

Reinsurance recoverable on ceded reinsurance

	September 30	December 31
(in millions of U.S. dollars)	2017	2016
Reinsurance recoverable on unpaid losses and loss expenses (1)	$13,870	$12,708
Reinsurance recoverable on paid losses and loss expenses (1)	929	869
Reinsurance recoverable on losses and loss expenses (1)	$14,799	$13,577
Reinsurance recoverable on policy benefits (1)	$193	$182

(1)	Net of provision for uncollectible reinsurance

We evaluate the financial condition of our reinsurers and potential reinsurers on a regular basis and also monitor concentrations of credit risk with reinsurers. The provision for uncollectible reinsurance is required principally due to the potential failure of reinsurers to indemnify us, primarily because of disputes under reinsurance contracts and insolvencies. The provision for uncollectible reinsurance is based on a default analysis applied to gross reinsurance recoverables, net of approximately $3.4 billion and $3.3 billion of collateral at September 30, 2017 and December 31, 2016, respectively. The increase in reinsurance recoverable on losses and loss expenses was primarily due to catastrophe losses related to Hurricane Harvey, Hurricane Irma, and Hurricane Maria.

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

The following table presents a roll-forward of our unpaid losses and loss expenses:

(in millions of U.S. dollars)	Gross Losses	Reinsurance Recoverable (1)	Net Losses
Balance at December 31, 2016	$60,540	$12,708	$47,832
Losses and loss expenses incurred	18,178	3,996	14,182
Losses and loss expenses paid	(15,393)	(3,066)	(12,327)
Foreign currency revaluation and other	828	232	596
Balance at September 30, 2017	$64,153	$13,870	$50,283

(1)	Net of provision for uncollectible reinsurance

The estimate of the liabilities includes provisions for claims that have been reported but are unpaid at the balance sheet date (case reserves) and for obligations on claims that have been incurred but not reported (IBNR) at the balance sheet date. IBNR may also include provisions to account for the possibility that reported claims may settle for amounts that differ from the established case reserves. Loss reserves also include an estimate of expenses associated with processing and settling unpaid claims (loss expenses). The increase in unpaid losses and loss expenses in 2017 primarily reflects the significant catastrophe events during the third quarter of 2017, principally from hurricanes Harvey, Irma and Maria and the earthquakes in Mexico.

Asbestos and Environmental (A&E)
During the three months ended September 30, 2017, an internal review was conducted to evaluate the adequacy of environmental liabilities. As a result of the internal review, we increased environmental gross reserves for Brandywine managed operations by $186 million while the net loss reserves increased by $77 million. A&E reserves are included in Corporate. Refer to our 2016 Form 10-K for further information on our A&E exposures.

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

Catastrophe management
We actively monitor our catastrophe risk accumulation around the world. The table below presents our modeled annual aggregate pre-tax probable maximum loss (PML), net of reinsurance, for 100-year and 250-year return periods for U.S. hurricane and California earthquake at September 30, 2017 and 2016. The table also presents Chubb’s corresponding share of pre-tax industry PMLs for each of the return periods for U.S. hurricane and California earthquake. For example, according to the model, for the 1-in-100 return period scenario, there is a one percent chance that our losses incurred in any year from U.S. hurricane events could be in excess of $2,859 million (or 5.7 percent of our total shareholders’ equity at September 30, 2017). We estimate that at such hypothetical loss levels, Chubb’s share of the aggregate industry PML would be approximately 2.0 percent.

	Modeled Annual Aggregate Net PML
	U.S. Hurricane				California Earthquake
	September 30			September 30	September 30			September 30
	2017			2016	2017			2016
(in millions of U.S. dollars, except for percentages)	Chubb	% of Total Shareholders’ Equity	% of Industry	Chubb	Chubb	% of Total Shareholders’ Equity	% of Industry	Chubb
1-in-100	$2,859	5.7%	2.0%	$2,964	$1,463	2.9%	3.8%	$1,475
1-in-250	$4,872	9.7%	2.5%	$5,049	$1,921	3.8%	3.2%	$1,948

The above modeled loss information at September 30, 2017 reflects our in-force portfolio at July 1, 2017. The September 30, 2017 modeled loss information reflects the April 1, 2017 reinsurance program (see Natural Catastrophe Property Reinsurance Program section below) as well as inuring reinsurance protection coverages.

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
(a)  Ultimate retention will depend upon the nature of the loss and the interplay between the underlying per risk programs and certain other catastrophe programs purchased by individual business units. These other catastrophe programs have the potential to reduce our effective retention below the stated levels. For example, we have a treaty in place, effective May 1, 2017, that covers 30 percent of our international catastrophe losses between $100 million and $175 million.  This reinsurance coverage reduced our liability in international commercial and personal property and casualty insurance business related to hurricane Maria to $152 million and is presumed exhausted after hurricane Maria, with no reinstatements available.

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

Liquidity
We anticipate that positive cash flows from operations (underwriting activities and investment income) should be sufficient to cover cash outflows under most loss scenarios for the near term. In addition to cash from operations, routine sales of investments, and financing arrangements, we have agreements with a third-party bank provider which implemented two international multi-currency notional cash pooling programs to enhance cash management efficiency during periods of short-term timing mismatches between expected inflows and outflows of cash by currency. The programs allow us to optimize investment income by avoiding portfolio disruption. Should the need arise, we generally have access to capital markets and an available letter of credit/revolver facility.  On October 25, 2017, we replaced our $1.5 billion letter of credit/revolver facility that was set to expire in November 2017 with an amended and restated credit facility that provides for up to $1.0 billion of availability, all of which may be used for the issuance of letters of credit and for revolving loans. We have the ability to increase the capacity under our existing credit facility to $2.0 billion under certain conditions, but any such increase would not raise the sub-limit for revolving loans above $1.0 billion.  Our prior facility required that we maintain certain financial covenants, all of which we met at September 30, 2017.  At September 30, 2017, our LOC usage was $236 million.

Our access to funds under an existing credit facility is dependent on the ability of the banks that are a party to the facility to meet their funding commitments. Our existing credit facility has a remaining term expiring in October 2022 and requires that we maintain:

(i) a minimum consolidated net worth of not less than $34.985 billion; and
(ii) a ratio of consolidated total debt (excluding trust preferred securities and mezzanine capital to the extent not exceeding 15 percent of total capitalization) to total capitalization of not greater than 0.35 to 1.

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

The payment of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction, as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies. During the nine months ended September 30, 2017, we were able to meet all of our obligations, including the payments of dividends on our Common Shares, with our net cash flows.

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions as well as the subsidiary’s financial condition are paramount to the dividend decision. Chubb Limited received dividends of $450 million and $875 million from its Bermuda subsidiaries during the nine months ended September 30, 2017 and 2016, respectively. Chubb Limited received dividends of $5.0 billion from its Bermuda subsidiaries in 2015, of which $2.7 billion were paid in 2015, while the remaining $2.3 billion were paid during the first quarter of 2016. These dividends were used to finance a portion of the Chubb Corp acquisition by making capital contributions to Chubb INA and Chubb Group Holdings, both subsidiaries of Chubb Limited.

The payment of any dividends from CGM or its subsidiaries is subject to applicable U.K. insurance laws and regulations. In addition, the release of funds by Syndicate 2488 to subsidiaries of CGM is subject to regulations promulgated by the Society of Lloyd’s. The U.S. insurance subsidiaries of Chubb INA Holdings Inc. (Chubb INA) may pay dividends, without prior regulatory approval, subject to restrictions set out in state law of the subsidiary’s domicile (or, if applicable, commercial domicile). Chubb INA’s international subsidiaries are also subject to insurance laws and regulations particular to the countries in which the subsidiaries operate. These laws and regulations sometimes include restrictions that limit the amount of dividends payable without prior approval of regulatory insurance authorities. Chubb Limited received no dividends from CGM or Chubb INA during the nine months ended September 30, 2017 and 2016. Debt issued by Chubb INA is serviced by statutorily permissible distributions by Chubb INA’s insurance subsidiaries to Chubb INA as well as other group resources. Chubb INA received dividends of $1.6 billion and $1.2 billion from its subsidiaries during the nine months ended September 30, 2017 and 2016, respectively.

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

Cash Flows
Our sources of liquidity include cash from operations, routine sales of investments, and financing arrangements. The following is a discussion of our cash flows for the nine months ended September 30, 2017 and 2016.

Operating cash flows were $3.4 billion in the nine months ended September 30, 2017, compared to $3.8 billion in the prior year period. The decrease in operating cash flow was due to higher taxes paid of $292 million in 2017, reflecting the timing of required estimated tax payments and balances due on prior years. Additionally, 2016 tax payments were lower, reflecting the benefit from overpayments of taxes in 2015. Higher claims paid in 2017 compared to the prior year also reduced operating cash flow.

Cash used for investing was $1.3 billion in the nine months ended September 30, 2017, compared to $4.3 billion in the prior year period. The prior year included $14.3 billion for the purchase of Chubb Corp, which was largely funded by sales in our investment portfolio, including net proceeds in short-term investments. Cash used for financing was $1,970 million in the nine months ended September 30, 2017, compared to $510 million in the prior year period. The current year included $500 million of repayments of long-term debt and $707 million of share repurchases. In addition, dividends paid in the current year were $978 million compared to $851 million in the prior year reflecting our higher outstanding share count following the Chubb Corp acquisition. The dividends paid in January 2016 were based on shareholders of record at December 31, 2015, which was prior to the issuance of 137 million shares in connection with the closing of the Chubb Corp acquisition on January 14, 2016.

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

In the current low interest rate environment, we use repurchase agreements as a low-cost funding alternative. At September 30, 2017, there were $1.4 billion in repurchase agreements outstanding with various maturities over the next 8 months.

Capital Resources
Capital resources consist of funds deployed or available to be deployed to support our business operations.

	September 30	December 31
(in millions of U.S. dollars, except for ratios)	2017	2016
Short-term debt	$1,020	$500
Long-term debt	11,559	12,610
Total financial debt	12,579	13,110
Trust preferred securities	308	308
Total shareholders’ equity	50,471	48,275
Total capitalization	$63,358	$61,693
Ratio of financial debt to total capitalization	19.9%	21.3%
Ratio of financial debt plus trust preferred securities to total capitalization	20.4%	21.8%
Repurchase agreements are excluded from the table above and are disclosed separately from short-term debt in the Consolidated balance sheets. The repurchase agreements are collateralized borrowings where we maintain the right and ability to redeem the collateral on short notice, unlike short-term debt which comprises the current maturities of our long-term debt instruments.

As part of the Chubb Corp acquisition on January 14, 2016, we assumed Chubb Corp's senior and subordinated debt obligations, totaling $3.3 billion par value (fair valued at $3.8 billion at the acquisition date), which is guaranteed by Chubb Limited. Included in the debt obligations are junior subordinated capital securities of $1.0 billion. Prior to April 15, 2017, these securities carried a fixed interest rate of 6.375 percent. Effective April 15, 2017, these securities bear interest at a rate equal to the three-month LIBOR plus 2.25 percentage points. The current interest rate at the time of this filing on these securities is 3.61 percent. The scheduled maturity date for these securities is April 15, 2037.

In February 2017, Chubb INA Holdings Inc.’s $500 million of 5.7 percent senior notes matured and were fully paid. In 2017, we reclassified $300 million of the 5.8 percent senior notes ($300 million par value due to mature in March 2018), $616 million of the 5.75 percent senior notes ($600 million par value due to mature in May 2018), and $104 million of the 6.6 percent senior notes ($100 million par value due to mature in August 2018) from Long-term debt to Short-term debt in the Consolidated balance sheets.

For the nine months ended September 30, 2017, we repurchased $707 million of Common Shares in a series of open market transactions under the Board of Directors (Board) share repurchase authorization. For the period October 1 through October 31, 2017, we repurchased 25,000 Common Shares for a total of $4 million in a series of open market transactions. At October 31, 2017, $289 million in share repurchase authorization remained through December 31, 2017. At September 30, 2017, there were 15,625,345 Common Shares in treasury with a weighted average cost of $120.16 per share.

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

The following table represents dividends paid per Common Share to shareholders of record on each of the following dates:

Shareholders of record as of:	Dividends paid as of:
December 30, 2016	January 20, 2017	$0.69 (CHF 0.69)
March 31, 2017	April 21, 2017	$0.69 (CHF 0.69)
June 30, 2017	July 21, 2017	$0.71 (CHF 0.69)
September 29, 2017	October 20, 2017	$0.71 (CHF 0.68)

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

The tables below are estimates of the sensitivities to instantaneous changes in economic inputs (e.g., equity shock, interest rate shock etc.) or actuarial assumptions at September 30, 2017 of the FVL and of the fair value of specific derivative instruments held (hedge value) to partially offset the risk in the variable annuity guarantee reinsurance portfolio. The following assumptions should be considered when using the below tables:

•	No changes to the benefit ratio used to establish benefit reserves at September 30, 2017

•	Equity shocks impact all global equity markets equally

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

•	The hedge sensitivity is from September 30, 2017 market levels.

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

•
In addition, the tables below do not reflect the expected quarterly run rate of net income generated by the variable annuity guarantee reinsurance portfolio if markets remain unchanged during the period. All else equal, if markets remain unchanged during the period, the Gross FVL will increase, resulting in a realized loss. The realized loss occurs primarily because, during the period, we will collect premium on the full population while only 74 percent of that population has become eligible to annuitize and generate a claim (since approximately 26 percent of policies are not eligible to annuitize until after September 30, 2017). This increases the Gross FVL because future premiums are lower by the amount collected in the quarter, and also because future claims are discounted for a shorter period. We refer to this increase in Gross FVL as “timing effect”. The unfavorable impact of timing effect on our Gross FVL in a quarter is not reflected in the sensitivity tables below. For this reason, when using the tables below to estimate the sensitivity of Gross FVL in the fourth quarter to various changes, it is necessary to assume an additional $5 million to $45 million increase in Gross FVL and realized losses. However, the impact to Net income is substantially mitigated because the majority of this realized loss is offset by the positive quarterly run rate of Life underwriting income generated by the variable annuity guarantee reinsurance portfolio if markets remain unchanged during the period. Note that both the timing effect and the quarterly run rate of Life underwriting income change over time as the book ages.

	Interest Rate Shock	Worldwide Equity Shock
	(in millions of U.S. dollars)	+10%	Flat	-10%	-20%	-30%	-40%
+100 bps	(Increase)/decrease in Gross FVL	$298	$208	$48	$(183)	$(469)	$(809)
	Increase/(decrease) in hedge value	(148)	—	148	296	444	592
	Increase/(decrease) in net income	$150	$208	$196	$113	$(25)	$(217)
Flat	(Increase)/decrease in Gross FVL	$169	$—	$(218)	$(492)	$(821)	$(1,201)
	Increase/(decrease) in hedge value	(148)	—	148	296	444	592
	Increase/(decrease) in net income	$21	$—	$(70)	$(196)	$(377)	$(609)
-100 bps	(Increase)/decrease in Gross FVL	$(93)	$(304)	$(562)	$(876)	$(1,240)	$(1,645)
	Increase/(decrease) in hedge value	(148)	—	148	296	444	592
	Increase/(decrease) in net income	$(241)	$(304)	$(414)	$(580)	$(796)	$(1,053)

	Sensitivities to Other Economic Variables	AA-rated Credit Spreads		Interest Rate Volatility		Equity Volatility
	(in millions of U.S. dollars)	+100 bps	-100 bps	+2%	-2%	+2%	-2%
	(Increase)/decrease in Gross FVL	$69	$(79)	$—	$—	$(10)	$9
	Increase/(decrease) in hedge value	—	—	—	—	—	—
	Increase/(decrease) in net income	$69	$(79)	$—	$—	$(10)	$9

	Sensitivities to Actuarial Assumptions			Mortality
	(in millions of U.S. dollars)			+20%	+10%	-10%	-20%
	(Increase)/decrease in Gross FVL			$28	$14	$(14)	$(29)
	Increase/(decrease) in hedge value			—	—	—	—
	Increase/(decrease) in net income			$28	$14	$(14)	$(29)

				Lapses
	(in millions of U.S. dollars)			+50%	+25%	-25%	-50%
	(Increase)/decrease in Gross FVL			$100	$54	$(60)	$(128)
	Increase/(decrease) in hedge value			—	—	—	—
	Increase/(decrease) in net income			$100	$54	$(60)	$(128)

				Annuitization
	(in millions of U.S. dollars)			+50%	+25%	-25%	-50%
	(Increase)/decrease in Gross FVL			$(396)	$(214)	$208	$388
	Increase/(decrease) in hedge value			—	—	—	—
	Increase/(decrease) in net income			$(396)	$(214)	$208	$388

ITEM 4. Controls and Procedures
Chubb’s management, with the participation of Chubb’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Chubb’s disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as of September 30, 2017. Based upon that evaluation, Chubb’s Chief Executive Officer and Chief Financial Officer concluded that Chubb’s disclosure controls and procedures are effective in allowing information required to be disclosed in reports filed under the Securities and Exchange Act of 1934 to be recorded, processed, summarized, and reported within time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to Chubb’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
In 2016, Chubb completed the acquisition of The Chubb Corporation. During the three months ended September 30, 2017, we continued to integrate the information technology environments of the two companies. There were no other changes to Chubb's internal controls over financial reporting during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, Chubb's internal controls over financial reporting.
PART II OTHER INFORMATION

ITEM 1. Legal Proceedings
The information required with respect to this item is included in Note 6 h) to the Consolidated Financial Statements which is hereby incorporated by reference.

ITEM 1A. Risk Factors
Refer to "Risk Factors" under Item 1A of Part I of our 2016 Form 10-K. There have been no material changes to the risk factors disclosed in Item 1A of Part I of our 2016 Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

Issuer’s Repurchases of Equity Securities
The following table provides information with respect to purchases by Chubb of its Common Shares during the three months ended September 30, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan (3)
July 1 through July 31	486,800	$144.12	476,657	$457	million
August 1 through August 31	844,268	$144.88	833,726	$336	million
September 1 through September 30	474,581	$140.98	305,000	$293	million
Total	1,805,649	$143.65	1,615,383

(1)
This column represents open market share repurchases and the surrender to Chubb of Common Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and the exercising of options by employees.

(2) The aggregate value of shares repurchased in the three months ended September 30, 2017 as part of the publicly announced plan was $232 million.
(3) Refer to Note 7 to the Consolidated Financial Statements for more information on the Chubb Limited securities repurchase authorization. For the period October 1, 2017 through October 31, 2017, we repurchased 25,000 Common Shares for a total of $4 million in a series of open market transactions. At October 31, 2017, $289 million in share repurchase authorization remained through December 31, 2017.

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

101.1
The following financial information from Chubb Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2017, and December 31, 2016; (ii) Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2017 and 2016; (iii) Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2017 and 2016; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016; and (v) Notes to Consolidated Financial Statements
					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHUBB LIMITED
(Registrant)

November 1, 2017	/s/ Evan G. Greenberg
Evan G. Greenberg
Chairman, President and Chief Executive Officer

November 1, 2017	/s/ Philip V. Bancroft
Philip V. Bancroft
Executive Vice President and Chief Financial Officer