Form 10-K
period 2017-12-31
Chubb Ltd
filed 2018-02-23
CIK 896159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The aggregate market value of voting stock held by non-affiliates as of June 30, 2017 (the last business day of the registrant's most recently completed second fiscal quarter), was approximately $67 billion. For the purposes of this computation, shares held by directors and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.
As of February 12, 2018 there were 464,091,254 Common Shares par value CHF 24.15 of the registrant outstanding.

Documents Incorporated by Reference
Certain portions of the registrant's definitive proxy statement relating to its 2018 Annual General Meeting of Shareholders are incorporated by reference into Part III of this report.

CHUBB LIMITED INDEX TO 10-K

PART I

ITEM 1. Business

General

Chubb Limited is the Swiss-incorporated holding company of the Chubb Group of Companies. Chubb Limited, which is headquartered in Zurich, Switzerland, and its direct and indirect subsidiaries (collectively, the Chubb Group of Companies, Chubb, we, us, or our) are a global insurance and reinsurance organization, serving the needs of a diverse group of clients worldwide. At December 31, 2017, we had total assets of $167 billion and shareholders’ equity of $51 billion. Chubb was incorporated in 1985 at which time it opened its first business office in Bermuda and continues to maintain operations in Bermuda. We have grown our business through increased premium volume, expansion of product offerings and geographic reach, and the acquisition of other companies, including The Chubb Corporation (Chubb Corp), to become a global property and casualty (P&C) leader.

With operations in 54 countries and territories, Chubb provides commercial and personal property and casualty insurance, personal accident and supplemental health insurance (A&H), reinsurance, and life insurance to a diverse group of clients. We offer commercial insurance products and service offerings such as risk management programs, loss control, and engineering and complex claims management. We provide specialized insurance products ranging from Directors & Officers (D&O) and professional liability to various specialty-casualty and umbrella and excess casualty lines to niche areas such as aviation and energy. We also offer personal lines insurance coverage including homeowners, automobile, valuables, umbrella liability, and recreational marine products. In addition, we supply personal accident, supplemental health, and life insurance to individuals in select countries.

We serve multinational corporations, mid-size and small businesses with property and casualty insurance and risk engineering services; affluent and high net worth individuals with substantial assets to protect; individuals purchasing life, personal accident, supplemental health, homeowners, automobile, and specialty personal insurance coverage; companies and affinity groups providing or offering accident and health insurance programs and life insurance to their employees or members; and insurers managing exposures with reinsurance coverage.

At December 31, 2017, we employed approximately 31,000 people. We believe that employee relations are satisfactory.

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

Competition
Competition in the insurance and reinsurance marketplace is substantial. We compete on an international and regional basis with major U.S., Bermuda, European, and other international insurers and reinsurers and with underwriting syndicates, some of which have greater financial, technological, marketing, distribution and management resources than we do. In addition, capital market participants have created alternative products that are intended to compete with reinsurance products. We also compete with new companies and existing companies that move into the insurance and reinsurance markets. Competitors include other stock companies, mutual companies, alternative risk sharing groups (such as group captives and catastrophe pools), and other underwriting organizations. Competitors sell through various distribution channels and business models, across a broad array of product lines, and with a high level of variation regarding geographic, marketing, and customer segmentation. We compete for business not only on the basis of price but also on the basis of availability of coverage desired by customers and quality of service. Our ability to compete is dependent on a number of factors, particularly our ability to maintain the appropriate financial strength ratings as assigned by independent rating agencies and effectively utilize new technology in our business. Our broad market capabilities in personal, commercial, specialty, and A&H lines made available by our underwriting expertise, business infrastructure, and global presence, define our competitive advantage. Our strong balance sheet is attractive to businesses, and our strong capital position and global platform affords us opportunities for growth not available to smaller, less diversified insurance companies. Refer to “Segment Information” for competitive environment by segment.

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

Segment Information
Chubb operates through six business segments: North America Commercial P&C Insurance, North America Personal P&C Insurance, North America Agricultural Insurance, Overseas General Insurance, Global Reinsurance, and Life Insurance. The following table presents net premiums earned (NPE) by segment:

Years Ended December 31 (in millions of U.S. dollars, except for percentages)	2017 Net Premiums Earned	% of Total	2016 Net Premiums Earned	% of Total	2015 Net Premiums Earned	% of Total
North America Commercial P&C Insurance	$12,191	42%	$12,217	43%	$5,634	33%
North America Personal P&C Insurance	4,399	15%	4,319	15%	948	5%
North America Agricultural Insurance	1,508	6%	1,316	5%	1,364	8%
Overseas General Insurance	8,131	28%	8,132	28%	6,471	38%
Global Reinsurance	704	2%	710	2%	849	5%
Life Insurance	2,101	7%	2,055	7%	1,947	11%
Total	$29,034	100%	$28,749	100%	$17,213	100%

The results of operations of Chubb Corp are included from the acquisition date forward (i.e., after January 14, 2016). Additional financial information about our segments, including net premiums earned by geographic region, is included in
Note 15 to the Consolidated Financial Statements.

North America Commercial P&C Insurance (42 percent of 2017 Consolidated NPE)

Overview
The North America Commercial P&C Insurance segment comprises operations that provide P&C insurance and services to large, middle market, and small commercial businesses in the U.S., Canada, and Bermuda. This segment includes:

•	Major Accounts, a retail division focused on large institutional organizations and corporate companies

•	Commercial Insurance, which includes the retail division focused on middle market customers and small businesses

•	Westchester and Chubb Bermuda, our wholesale and specialty divisions

Products and Distribution
Major Accounts provides a broad array of traditional and specialty P&C, A&H, and risk management products and services to large U.S. and Canadian-based institutional organizations and corporate companies. Major Accounts distributes its insurance products primarily through a limited number of retail brokers. In addition to using brokers, certain products are also distributed through general agents, independent agents, managing general agents (MGA), managing general underwriters, alliances, affinity groups, and direct marketing operations. Products and services offered include property, professional liability, cyber risk, excess casualty, commercial marine, surety, environmental, construction, medical risk, inland marine, A&H coverages, as well as claims and risk management products and services.

The Major Accounts operations, which represented approximately 40 percent of North America Commercial P&C Insurance’s net premiums earned in 2017, are organized into the following distinct business units, each offering specialized products and services targeted at specific markets:

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

•
Accident & Health (A&H) products include employee benefit plans, occupational accident, student accident, and worldwide travel accident and global medical programs. With respect to products that include supplemental medical and hospital indemnity coverages, we typically pay fixed amounts for claims and are therefore insulated from rising healthcare costs. Accident & Health also provides specialty personal lines products, including credit card enhancement programs (identity theft, rental car collision damage waiver, trip travel, and purchase protection benefits) distributed through affinity groups.

•	Financial Lines provides management liability and professional liability (D&O and E&O) and cyber risk products to public companies as well as to private and not for profit organizations.

•	Casualty Risk provides coverages including umbrella and excess liability, environmental risk, and casualty programs for commercial construction related projects for companies and institutions.

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

The Commercial Insurance operations, which include Small Commercial, represented approximately 40 percent of North America Commercial P&C Insurance’s net premiums earned in 2017. Commercial Insurance provides a broad range of P&C, professional lines, and Accident & Health products targeted to U.S and Canadian-based middle market customers in a variety of industries with annual revenues generally greater than $10 million, while the Small Commercial operations provide a broad range of property and casualty, workers' compensation, small commercial management and professional liability for small businesses based in the U.S., targeted to customers with annual revenues up to $10 million.

•
Commercial Insurance products and services offered include traditional property and casualty lines of business, including Package which combines property and general liability, workers' compensation, automobile, umbrella; financial lines of business, including professional liability, management liability and cyber risk coverage; and other lines including environmental, accident & health, international coverages, and product recall. Commercial Insurance distributes its insurance products through a North American network of independent retail agents, regional brokers, multinational and digital brokers. Generally, our customers purchase insurance through a single retail agent or broker, do not employ a risk management department and do not retain significant risk through self-insured retentions. The majority of our customers purchase a Package or Portfolio product.

•
Small Commercial Insurance products and services offered include property and casualty lines of business, including a business owner policy which contains property and general liability, financial lines, including professional liability, management liability, and cyber risk, workers’ compensation, automobile liability, and international coverages. Products are generally offered through a North American network of retail agents and brokers.

Wholesale and Specialty P&C, which represented approximately 20 percent of North America Commercial P&C Insurance’s net premiums earned in 2017, comprises Westchester and Chubb Bermuda. Westchester serves the market for business risks that tend to be hard to place or not easily covered by traditional policies due to unique or complex exposures. Products offered include wholesale excess and surplus lines property, casualty, environmental, professional liability, inland marine, and product recall coverages in the U.S., Canada, and Bermuda.

Chubb Bermuda provides commercial insurance products on an excess basis including excess liability, D&O, professional liability, property, and political risk, the latter being written by Sovereign Risk Insurance Ltd., a wholly-owned managing agent. Chubb Bermuda focuses on Fortune 1000 companies and targets risks that are generally low in frequency and high in severity. Chubb Bermuda offers its products primarily through the Bermuda offices of major, internationally recognized insurance brokers.

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

North America Personal P&C Insurance (15 percent of 2017 Consolidated NPE)

Overview
The North America Personal P&C Insurance segment includes the business written by Chubb Personal Risk Services division, which comprises Chubb high net worth personal lines business and ACE Private Risk Services, with operations in the U.S. and Canada. This segment provides affluent and high net worth individuals and families with homeowners, automobile and collector cars, valuable articles (including fine arts), personal and excess liability, travel insurance, and recreational marine insurance and services. Our homeowners business, including valuable articles, represented 69 percent of North America Personal P&C Insurance’s net premiums earned in 2017.

Products and Distribution
Chubb Personal Risk Services offers comprehensive personal insurance products and services to meet the evolving needs of high net worth families and individuals. Our seamless customer experience and superior coverage protect not only our clients’ most valuable possessions, but also their standard of living. Our target customers consist of high net worth consumers with insurance needs that typically extend beyond what mass market carriers can offer. These coverages are offered solely through independent regional agents and brokers.

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

North America Agricultural Insurance (6 percent of 2017 Consolidated NPE)

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

Overseas General Insurance (28 percent of 2017 Consolidated NPE)

Overview
The Overseas General Insurance segment comprises Chubb International and Chubb Global Markets (CGM). CGM, our London-based international specialty and excess and surplus lines business, includes Lloyd's of London (Lloyd's) Syndicate 2488, a wholly-owned Chubb syndicate supported by funds at Lloyd’s provided by Chubb Corporate Members. Syndicate 2488 has an underwriting capacity of £405 million for the Lloyd’s 2018 year of account. The syndicate is managed by Chubb’s Lloyd’s managing agency, ACE Underwriting Agencies Limited.

Products and Distribution
Chubb International maintains a presence in every major insurance market in the world and is organized geographically along product lines as follows: Europe, Asia Pacific, Eurasia and Africa, Far East, and Latin America. Products offered include P&C, A&H, specialty coverages, and personal lines insurance products and services. Chubb International's P&C business is generally written, on both a direct and assumed basis, through major international, regional, and local brokers and agents. Certain European branded products are also offered via a digital-commerce platform, Chubb Online, that allows brokers to quote, bind, and issue specialty policies online. Property insurance products include traditional commercial fire coverage as well as energy industry-related, marine, construction, and other technical coverages. Principal casualty products are commercial primary and excess casualty, environmental, and general liability. A&H and other consumer lines products are distributed through brokers, agents, direct marketing programs, and sponsor relationships. The A&H operations primarily offer personal accident and supplemental medical coverages including accidental death, business/holiday travel, specified disease, disability, medical and hospital indemnity, and income protection. We are not in the primary healthcare business. With respect to our supplemental medical and hospital indemnity products, we typically pay fixed amounts for claims and are therefore largely insulated from the direct impact of rising healthcare costs. Chubb International specialty coverages include D&O, professional indemnity, energy, aviation, political risk, and specialty personal lines products. Chubb International's personal lines operations provide specialty products and services designed to meet the needs of specific target markets and include property damage, automobile, homeowners, and personal liability.

CGM offers products through its parallel distribution network via two legal entities, Chubb European Group Limited (CEGL) and Chubb Underwriting Agencies Limited, managing agent of Syndicate 2488. CGM uses the syndicate to underwrite P&C business on a global basis through Lloyd's worldwide licenses. CGM uses CEGL to underwrite similar classes of business through its network of U.K. and European licenses, and in the U.S. where it is eligible to write excess and surplus lines business. Factors influencing the decision to place business with the syndicate or CEGL include licensing eligibilities, capitalization requirements, and client/broker preference. All business underwritten by CGM is accessed through registered brokers. The main lines of business include aviation, property, energy, professional lines, marine, financial lines, political risk, and A&H.

Competitive Environment
Chubb International's primary competitors include U.S.-based companies with global operations, as well as non-U.S. global carriers and indigenous companies in regional and local markets. For the A&H lines of business, locally based competitors also include financial institutions and bank owned insurance subsidiaries. Our international operations have the distinct advantage of being part of one of the few international insurance groups with a global network of licensed companies able to write policies on a locally admitted basis. The principal competitive factors that affect the international operations are underwriting expertise and pricing, relative operating efficiency, product differentiation, producer relations, and the quality of policyholder services. A competitive strength of our international operations is our global network and breadth of insurance programs, which assist individuals and business organizations to meet their risk management objectives, while also giving us the advantage of accessing local technical expertise, accomplishing a spread of risk, and offering a global network to service multinational accounts.

CGM is one of the preeminent international specialty insurers in London and is an established lead underwriter on a significant portion of the risks it underwrites for all lines of business. This leadership position allows CGM to set the policy terms and conditions of many of the policies written. All lines of business face competition, depending on the business class, from Lloyd's syndicates, the London market, and other major international insurers and reinsurers. Competition for international risks is also seen from domestic insurers in the country of origin of the insured. CGM differentiates itself from competitors through long standing experience in its product lines, its multiple insurance entities (Syndicate 2488 and CEGL), and the quality of its underwriting and claims service.

Global Reinsurance (2 percent of 2017 Consolidated NPE)

Overview
The Global Reinsurance segment represents Chubb's reinsurance operations comprising Chubb Tempest Re Bermuda, Chubb Tempest Re USA, Chubb Tempest Re International, and Chubb Tempest Re Canada. Global Reinsurance markets reinsurance products worldwide under the Chubb Tempest Re brand name and provides solutions for small to mid-sized clients and multinational ceding companies. Global Re offers a broad array of traditional and non-traditional (e.g., loss portfolio transfer) property and casualty products.

Products and Distribution
Global Reinsurance services clients globally through its major units. Major international brokers submit business to one or more of these units' underwriting teams who have built strong relationships with both key brokers and clients by providing a responsive, client-focused approach to risk assessment and pricing.

Chubb Tempest Re Bermuda principally provides property catastrophe reinsurance globally to insurers of commercial and personal property. Property catastrophe reinsurance is on an occurrence or aggregate basis and protects a ceding company against an accumulation of losses covered by its issued insurance policies, arising from a common event or occurrence. Chubb Tempest Re Bermuda underwrites reinsurance principally on an excess of loss basis, meaning that its exposure only arises after the ceding company's accumulated losses have exceeded the attachment point of the reinsurance policy. Chubb Tempest Re Bermuda also writes other types of reinsurance on a limited basis for selected clients. Examples include proportional property where the reinsurer shares a proportional part of the premiums and losses of the ceding company, together with casualty (catastrophe workers' compensation) and specialty lines (assumed retrocessional catastrophe business and terrorism). Chubb Tempest Re Bermuda's business is produced through reinsurance intermediaries.

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

Chubb Tempest Re International provides traditional and specialty P&C reinsurance to insurance companies worldwide, with emphasis on non-U.S. and Canadian risks. Chubb Tempest Re International writes all lines of traditional and specialty reinsurance including property risk and property catastrophe, casualty, marine, aviation, and specialty through our London- and Zurich-based divisions. The London-based divisions of Chubb Tempest Re International focus on the development of business sourced through London market brokers and, accordingly, write a diverse book of international business using Syndicate 2488 and CEGL. The Zurich-based division focuses on providing reinsurance to continental European insurers via continental European brokers while also serving Asian and Latin American markets. Chubb Tempest Re International also includes our Shanghai, China office which provides reinsurance coverage for Chinese-based risks. Chubb Tempest Re International underwrites reinsurance on both a proportional and excess of loss basis.

Chubb Tempest Re Canada offers a full array of traditional and specialty P&C, and reinsurance to the Canadian market, including casualty, property risk and property catastrophe, surety, and crop hail. Chubb Tempest Re Canada provides coverage through its Canadian company platform and also offers clients access to Syndicate 2488. Chubb Tempest Re Canada underwrites reinsurance on both a proportional and excess of loss basis.

Competitive Environment
The Global Reinsurance segment competes worldwide with major U.S. and non-U.S. reinsurers as well as reinsurance departments of numerous multi-line insurance organizations. In addition, capital markets participants have developed alternative capital sources intended to compete with traditional reinsurance. Additionally, government sponsored or backed catastrophe funds can affect demand for reinsurance. Global Reinsurance is considered a lead reinsurer and is typically involved in the negotiation and quotation of the terms and conditions of the majority of the contracts in which it participates. Global Reinsurance competes effectively in P&C markets worldwide because of its strong capital position, analytical capabilities and quality customer service, the leading role it plays in setting the terms, pricing, and conditions in negotiating contracts, and its customized approach to risk selection. The key competitors in our markets vary by geographic region and product line. An advantage of our international platform is that we are able to change our mix of business in response to changes in competitive conditions in the territories in which we operate. Our geographic reach is also sought by multinational ceding companies since all of our offices, with the exception of Bermuda, provide local reinsurance license capabilities which benefit our clients in dealing with country regulators.

Life Insurance (7 percent of 2017 Consolidated NPE)

Overview
The Life segment comprises Chubb's international life operations (Chubb Life), Chubb Tempest Life Re (Chubb Life Re), and the North American supplemental A&H and life business of Combined Insurance.

Products and Distribution
Chubb Life provides individual life and group benefit insurance primarily in developing markets, including Hong Kong, Indonesia, South Korea, Taiwan, Thailand, Vietnam, and Egypt; also throughout Latin America; selectively in Europe; and in China through a non-consolidated joint venture insurance company. Chubb Life offers a broad portfolio of protection and savings products including whole life, endowment plans, individual term life, group term life, medical and health, personal accident, credit life, universal life, and unit linked contracts. The policies written by Chubb Life generally provide funds to beneficiaries of insureds after death and/or protection and/or savings benefits while the contract owner is living. Chubb Life sells to consumers through a variety of distribution channels including captive and independent agencies, bancassurance, worksite marketing, retailers, brokers, and direct to consumer marketing. We continue to expand Chubb Life with a focus on opportunities in developing markets that we believe will result in strong and sustainable operating profits as well as a favorable return on capital commitments over time. Our dedicated captive agency distribution channel, whereby agents sell Chubb Life products exclusively, enables us to maintain direct contact with the individual consumer, promote quality sales practices, and exercise greater control over the future of the business. We have developed a substantial sales force of agents principally located in our Asia-Pacific countries. Chubb also maintains approximately 36 percent direct and indirect ownership interest in Huatai Life Insurance Co., Ltd. (Huatai Life), which commenced operations in 2005 and has since grown to become one of the larger life insurance foreign joint ventures in China. Huatai Life offers a broad portfolio of insurance products through a variety of distribution channels including approximately 373 licensed sales locations in 17 Chinese provinces.

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

Corporate

Overview
Corporate results primarily include results of all run-off asbestos and environmental (A&E) exposures, the results of our run-off Brandywine business, the results of Westchester specialty operations for 1996 and prior years, certain other run-off exposures, and income and expenses not attributable to reportable segments and the results of our non-insurance companies. The run-off operations do not actively sell insurance products, but are responsible for the management of existing policies and settlement of related claims.

Our exposure to A&E claims principally arises out of liabilities acquired when we purchased Westchester Specialty in 1998, CIGNA’s P&C business in 1999, and Chubb Corp A&E claims in 2016. The A&E liabilities principally relate to claims arising from bodily-injury claims related to asbestos products and remediation costs associated with hazardous waste sites.

Underwriting
Chubb is an underwriting company and we strive to emphasize quality of underwriting rather than volume of business or market share. Our underwriting strategy is to manage risk by employing consistent, disciplined pricing and risk selection. This, coupled with writing a number of less cyclical product lines, has helped us develop flexibility and stability of our business, and has allowed us to maintain a profitable book of business throughout market cycles. Clearly defined underwriting authorities, standards, and guidelines coupled with a strong underwriting audit function are in place in each of our local operations and global profit centers. Global product boards ensure consistency of approach and the establishment of best practices throughout the world. Our priority is to help ensure adherence to criteria for risk selection by maintaining high levels of experience and expertise in our underwriting staff. In addition, we employ a business review structure that helps ensure control of risk quality and appropriate use of policy limits and terms and conditions. Underwriting discipline is at the heart of our operating philosophy.

Actuaries in each region work closely with the underwriting teams to provide additional expertise in the underwriting process. We use internal and external data together with sophisticated analytical, catastrophe loss and risk modeling techniques to ensure an appropriate understanding of risk, including diversification and correlation effects, across different product lines and territories. This is intended to help to ensure that losses are contained within our risk tolerance and appetite for individual product lines, businesses, and Chubb as a whole. Our use of such tools and data also reflects an understanding of their inherent limitations and uncertainties. We also purchase protection from third parties, including, but not limited to, reinsurance as a tool to diversify risk and limit the net loss potential of catastrophes and large or unusually hazardous risks. For additional information refer to "Risk Factors" under Item 1A, “Reinsurance Protection”, below, “Catastrophe Management” and “Natural Catastrophe Property Reinsurance Program”, under Item 7, and Note 5 to the Consolidated Financial Statements, under Item 8.

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

Unpaid Losses and Loss Expenses
We establish reserves for unpaid losses and loss expenses, which are estimates of future payments on reported and unreported claims for losses and related expenses, with respect to insured events that have occurred. These reserves are recorded in Unpaid losses and loss expenses in the Consolidated balance sheets. The process of establishing loss and loss expense reserves for P&C claims can be complex and is subject to considerable uncertainty as it requires the use of informed estimates and judgments based on circumstances known at the date of accrual. These estimates and judgments are based on numerous factors, and may be revised as additional experience and other data become available and are reviewed, as new or improved methodologies are developed, or as laws change. Internal actuaries regularly analyze the levels of loss and loss expense reserves, taking into consideration factors that may impact the ultimate settlement value of the unpaid losses and loss expenses. These analyses could result in future changes in the estimates of loss and loss expense reserves or reinsurance recoverables and any such changes would be reflected in our results of operations in the period in which the estimates are changed. Losses and loss expenses are charged to income as incurred. The reserve for unpaid losses and loss expenses represents the estimated ultimate losses and loss expenses less paid losses and loss expenses, and comprises case reserves and incurred but not reported (IBNR) reserves. With the exception of certain structured settlements, for which the timing and amount of future claim payments are reliably determinable, and certain reserves for unsettled claims that are discounted in statutory filings, our loss reserves are not discounted for the time value of money. In connection with such structured settlements and certain reserves for unsettled claims, we carried net discounted reserves of $77 million at December 31, 2017.

For each product line, management, after consultation with internal actuaries, develops a “best estimate” of the ultimate settlement value of the unpaid losses and loss expenses that it believes provides a reasonable estimate of the required reserve. We evaluate our estimates of reserves quarterly in light of developing information. While we are unable at this time to determine whether additional reserves may be necessary in the future, we believe that our reserves for unpaid losses and loss expenses are adequate at December 31, 2017. Future additions to reserves, if needed, could have a material adverse effect on our financial condition, results of operations, and cash flows. For additional information refer to “Critical Accounting Estimates – Unpaid losses and loss expenses”, under Item 7, and Note 7 to the Consolidated Financial Statements, under Item 8.

Investments
Our objective is to maximize investment income and total return while ensuring an appropriate level of liquidity, and investment quality, and diversification. As such, Chubb's investment portfolio is invested primarily in investment-grade fixed-income securities as measured by the major rating agencies. We do not allow leverage in our investment portfolio.

The critical aspects of the investment process are controlled by Chubb Asset Management, an indirect wholly-owned subsidiary of Chubb. These aspects include asset allocation, portfolio and guideline design, risk management, and oversight of external asset managers. In this regard, Chubb Asset Management:

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

Chubb Asset Management determines the investment portfolio's allowable, targeted asset allocation and ranges for each of the segments. These asset allocation targets are derived from sophisticated asset and liability modeling that measures correlated histories of returns and volatility of returns. Allowable investment classes are further refined through analysis of our operating environment including expected volatility of cash flows, potential impact on our capital position, and regulatory and rating agency considerations.

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

For additional information regarding the investment portfolio, including breakdowns of the sector and maturity distributions, refer to Note 3 to the Consolidated Financial Statements under Item 8.

Regulation
Our insurance and reinsurance subsidiaries conduct business globally, including in all 50 states of the United States and the District of Columbia. Our business is subject to varying degrees of regulation and supervision in each of the jurisdictions in which our insurance and reinsurance subsidiaries are domiciled and on a group basis. The laws and regulations of the jurisdictions in which our insurance and reinsurance subsidiaries are domiciled require among other things that these subsidiaries maintain minimum levels of statutory capital, surplus, and liquidity, meet solvency standards, and submit to periodic examinations of their financial condition. The complex regulatory environments in which Chubb operates are subject to change and are regularly monitored.

Group Supervision
In September 2012, the Pennsylvania Insurance Department (Department), in consultation with other insurance regulatory bodies that oversee Chubb's insurance activities, convened the first Chubb Supervisory College (College). Regulators from approximately 15 jurisdictions worldwide were invited to participate in the College, the purpose of which was to initiate establishment of, and to clarify the membership, participation, functionality, and ongoing activities in, the College with respect to group-wide supervision of Chubb. Representatives from approximately ten jurisdictions attended the College in Philadelphia, Pennsylvania, during which the supervisors reviewed, without adverse comment, information on Chubb. On October 19, 2012, the Department, in cooperation with the other supervisory college regulators, published a notice of its determination that it is the appropriate group-wide supervisor for Chubb.

Since September 2012, the College has convened bi-annually in person; and in July 2017, the College convened its first interim College teleconference. During these meetings, the College reviewed, without adverse comment, information on Chubb. The next in-person College is scheduled for September 2018 in Philadelphia, Pennsylvania.

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

U.S. Operations
Our U.S. insurance subsidiaries are subject to extensive regulation and supervision by the states in which they do business. The laws of the various states establish departments of insurance with broad authority to regulate, among other things: the standards of solvency that must be met and maintained, the licensing of insurers and their producers, approval of policy forms and rates, the nature of and limitations on investments, restrictions on the size of the risks which may be insured under a single policy, deposits of securities for the benefit of policyholders, requirements for the acceptability of reinsurers, periodic examinations of the affairs of insurance companies, the form and content of reports of financial condition required to be filed, and the adequacy of reserves for unearned premiums, losses, and other exposures.

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

We are subject to numerous U.S. federal and state laws governing the protection of personal and confidential information of our clients or employees. These laws and regulations are increasing in complexity, and the requirements are extensive and detailed. Several states, including New York and Connecticut, require us to certify our compliance with their data protection laws.

On March 1, 2017, we became subject to the New York Department of Financial Services’ Cybersecurity Regulation (the NYDFS Cybersecurity Regulation) which mandates detailed cybersecurity standards for all institutions, including insurance entities, authorized by the NYDFS to operate in New York. Among the requirements are the maintenance of a cybersecurity program with governance controls, risk-based minimum data security standards for technology systems, cyber breach preparedness and response requirements, including reporting obligations, vendor oversight, training, and program record keeping and certification obligations. Because our North America systems are integrated our companies domiciled in other states may also be impacted by this requirement.

Additionally, on October 24, 2017, the National Association of Insurance Commissioners (NAIC) adopted an Insurance Data Security Model Law, which would require licensed insurance entities to comply with detailed information security requirements. The NAIC model law is similar in many respects to the NYDFS Cybersecurity Regulation.

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

Bermuda domiciled subsidiaries must prepare and file with the BMA, audited annual statutory financial statements and audited annual financial statements prepared in accordance with accounting principles generally accepted in the U.S. (GAAP), International Financial Reporting Standards (IFRS), or any such other generally accepted accounting principles as the BMA may recognize. These audited financial statements are made public by the BMA. The Insurance Act prescribes rules for the preparation and content of the statutory financial statements that require Bermuda domiciled subsidiaries to give detailed information and analyses regarding premiums, claims, reinsurance, and investments. In addition, commencing with the 2016 financial year end filing, the Bermuda domiciled subsidiaries are required to prepare and publish a Financial Condition Report (FCR). The FCR provides details of measures governing the business operations, corporate governance framework, solvency and financial performance. The FCR must be filed with the BMA and requires Bermuda insurance companies to make the FCR publicly available.

Effective January 1, 2016, Bermuda implemented a new solvency and risk management regime which has been deemed equivalent to the EU’s Solvency II regime. Bermuda statutory reporting rules have been amended to introduce an economic balance sheet (EBS) framework. The Bermuda domiciled subsidiaries submitted their first annual filings under the EBS framework in April 2017.

Bermuda’s regulatory regime provides a risk-based capital model, termed the Bermuda Solvency Capital Requirement (BSCR), as a tool to assist the BMA both in measuring risk and in determining appropriate levels of capitalization. The BSCR employs a standard mathematical model that correlates the risk underwritten by Bermuda insurers to their capital. The BSCR framework applies a standard measurement format to the risk associated with an insurer's assets, liabilities, and premiums, including a formula to take into account catastrophe risk exposure.

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

On March 29, 2017, the UK government gave notice to the European Union (EU), under Article 50(2) of the Treaty on EU, of the UK’s intention to withdraw from the EU. The UK is currently in the process of negotiating a withdrawal agreement. If the UK leaves the EU as expected in March 2019, we intend to locate our EU headquarters in France. The decision to choose France as the headquarters for our Continental European operations is contingent upon receiving all necessary regulatory and other governmental approvals, which might not be obtained in a timely manner or at all.

The EU’s General Data Protection Regulation (GDPR) comes into effect on May 25, 2018, and requires businesses operating in the EU or foreign business offering goods and services to or monitoring the behavior of customers in the EU, to comply with onerous accountability obligations and significantly enhanced conditions to processing personal data. For example, the GDPR has more rigorous rules for obtaining consent on the use of personal data and more stringent guidelines to demonstrate compliance. The GDPR also has specific requirements regarding the transfer of data out of the EU, including only transfers to countries deemed to have adequate data protection laws.

The EU’s executive body, the European Commission, implemented a new capital adequacy and risk management regulations for the European insurance industry, known as Solvency II, which aims to establish a revised set of EU-wide capital requirements and risk management standards that replaced the Solvency I requirements. The Solvency II requirements were effective January 1, 2016 for our European operations. Our capital management strategies, results of operations, and financial condition were not materially affected by the Solvency II requirements.

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

•
Risk Modeling: develop and use various data-sets, analytical tools, metrics and processes (including economic capital models and advanced analytics) that help business and corporate leaders make informed underwriting, portfolio management and risk management decisions within a consistent risk/reward framework;

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

Tax Matters
Refer to “Risk Factors”, under Item 1A and Note 1 o) and Note 8 to the Consolidated Financial Statements, under Item 8.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position
Evan G. Greenberg	63	Chairman, President, Chief Executive Officer, and Director
John W. Keogh	53	Executive Vice Chairman and Chief Operating Officer
Philip V. Bancroft	58	Executive Vice President and Chief Financial Officer
John J. Lupica	52	Vice Chairman; President, North America Major Accounts & Specialty Insurance
Joseph F. Wayland	60	Executive Vice President and General Counsel
Sean Ringsted	54	Executive Vice President, Chief Digital Officer, and Chief Risk Officer
Timothy A. Boroughs	68	Executive Vice President and Chief Investment Officer
Paul J. Krump	58	Executive Vice President; President, North America Commercial and Personal Insurance
Juan C. Andrade	52	Executive Vice President; President, Overseas General Insurance

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

ITEM 1A. Risk Factors
Factors that could have a material impact on our results of operations or financial condition are outlined below. Additional risks not presently known to us or that we currently deem insignificant may also impair our business or results of operations as they become known or as facts and circumstances change. Any of the risks described below could result in a material adverse effect on our results of operations or financial condition.

Insurance

Our results of operations or financial condition could be adversely affected by the occurrence of natural and man-made disasters.
We have substantial exposure to losses resulting from natural disasters, man-made catastrophes such as terrorism or cyber-attack, and other catastrophic events, including pandemics. This could impact a variety of our businesses, including our commercial and personal lines, and life and accident and health (A&H) products. Catastrophes can be caused by various events, including hurricanes, typhoons, earthquakes, hailstorms, drought, explosions, severe winter weather, fires, war, acts of terrorism, nuclear accidents, political instability, and other natural or man-made disasters, including a global or other wide-impact pandemic or a significant cyber-attack. 2017 witnessed a particularly significant set of catastrophes, principally in the form of Hurricanes Harvey, Irma and Maria; the Mexican earthquakes; and the California wildfires. The incidence and severity of catastrophes are inherently unpredictable and our losses from catastrophes could be substantial. In addition, climate conditions may be changing, primarily through changes in global temperatures, which may increase the frequency and severity of natural catastrophes and the resulting losses in the future. We cannot predict the impact that changing climate conditions, if any, may have on our results of operations or our financial condition. Additionally, we cannot predict how legal, regulatory and/or social responses to concerns around global climate change may impact our business. The occurrence of claims from catastrophic events could result in substantial volatility in our results of operations or financial condition for any fiscal quarter or year. The historical incidence for events such as earthquakes, pandemics and cyber-attacks is infrequent and may not be representative of contemporary exposures and risks. As an example, increases in the values and concentrations of insured property may increase the severity of these occurrences in the future. Although we attempt to manage our exposure to such events through the use of underwriting controls, risk models, and the purchase of third-party reinsurance, catastrophic events are inherently unpredictable and the actual nature of such events when they occur could be more frequent or severe than contemplated in our pricing and risk management expectations. As a result, the occurrence of one or more catastrophic events could have an adverse effect on our results of operations and financial condition.

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

Actuarial staff in each of our segments regularly evaluates the levels of loss reserves. Any such evaluation could result in future changes in estimates of losses or reinsurance recoverables and would be reflected in our results of operations in the period in which the estimates are changed. Losses and loss expenses are charged to income as incurred. During the loss settlement period, which can be many years in duration for some of our lines of business, additional facts regarding individual claims and trends often will become known which may result in a change in overall reserves. In addition, application of statistical and actuarial methods may require the adjustment of overall reserves upward or downward from time to time.

Included in our loss reserves are liabilities for latent claims such as asbestos and environmental (A&E), which are principally related to claims arising from remediation costs associated with hazardous waste sites and bodily-injury claims related to exposure to asbestos products and environmental hazards. At December 31, 2017, gross A&E liabilities represented approximately 3.5 percent of our loss reserves. The estimation of these liabilities is subject to many complex variables including: the current legal environment; specific settlements that may be used as precedents to settle future claims; assumptions regarding trends with respect to claim severity and the frequency of higher severity claims; assumptions regarding the ability to allocate liability among defendants (including bankruptcy trusts) and other insurers; the ability of a claimant to bring a claim in a state in which it has no residency or exposure; the ability of a policyholder to claim the right to non-products coverage; whether high-level excess policies have the potential to be accessed given the policyholder's claim trends and liability situation; payments to unimpaired claimants; and the potential liability of peripheral defendants. Accordingly, the ultimate settlement of losses, arising from either latent or non-latent causes, may be significantly greater or less than the loss and loss expense reserves held at the balance sheet date. In particular the amount and timing of the settlement of our P&C liabilities are not determinate and our actual payments could be higher than contemplated in our loss reserves owing to the impact of insurance, judicial decisions, and/or social inflation. If our loss reserves are determined to be inadequate, we may be required to increase loss reserves at the time of the determination and our net income and capital may be reduced.

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

There is no guarantee our desired amounts of reinsurance or retrocessional reinsurance will be available in the marketplace in the future. In addition to capacity risk, the remaining capacity may not be on terms we deem appropriate or acceptable or with companies with whom we want to do business. Finally, we face some degree of counterparty risk whenever we purchase reinsurance or retrocessional reinsurance. Consequently, the insolvency of these counterparties, or the inability, or unwillingness of any of our present or future reinsurers to make timely payments to us under the terms of our reinsurance or retrocessional agreements could have an adverse effect on us. At December 31, 2017, we had $15.2 billion of reinsurance recoverables, net of reserves for uncollectible recoverables.

Certain active Chubb companies are primarily liable for A&E and other exposures they have reinsured to our inactive run-off company Century Indemnity Company (Century). At December 31, 2017, the aggregate reinsurance balances ceded by our active subsidiaries to Century were approximately $1.4 billion. Should Century's loss reserves experience adverse development in the future and should Century be placed into rehabilitation or liquidation, the reinsurance recoverables due from Century to its affiliates would be payable only after the payment in full of third party expenses and liabilities, including administrative expenses and direct policy liabilities. Thus, the intercompany reinsurance recoverables would be at risk to the extent of the shortage of assets remaining to pay these recoverables. While we believe the intercompany reinsurance recoverables from Century are not impaired at this time, we cannot assure that adverse development with respect to Century's loss reserves, if manifested, will not result in Century's insolvency, which could result in our recognizing a loss to the extent of any uncollectible reinsurance from Century. This could have an adverse effect on our results of operations and financial condition.

Our net income may be volatile because certain products sold by our Life Insurance business expose us to reserve and fair value liability changes that are directly affected by market and other factors and assumptions.
Our pricing, establishment of reserves for future policy benefits and valuation of life insurance and annuity products, including reinsurance programs, are based upon various assumptions, including but not limited to equity market changes, interest rates, mortality rates, morbidity rates, and policyholder behavior. The process of establishing reserves for future policy benefits relies on our ability to accurately estimate insured events that have not yet occurred but that are expected to occur in future periods.  Significant deviations in actual experience from assumptions used for pricing and for reserves for future policy benefits could have an adverse effect on the profitability of our products and our business.

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

As stated, our fixed income portfolio is primarily invested in high quality, investment-grade securities. However, a smaller portion of the portfolio, approximately 13 percent at December 31, 2017, is invested in below investment-grade securities. These securities, which pay a higher rate of interest, also have a higher degree of credit or default risk and may also be less liquid in times of economic weakness or market disruptions. While we have put in place procedures to monitor the credit risk and liquidity of our invested assets, it is possible that, in periods of economic weakness (such as recession), we may experience credit or default losses in our portfolio, which could adversely affect our results of operations and financial condition.

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

A decline in our financial strength ratings could affect our standing among distribution partners and customers and cause our premiums and earnings to decrease. A decline in our debt ratings could increase our borrowing costs and impact our ability to access capital markets.
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
Our reporting currency is the U.S. dollar. In general, we match assets and liabilities in local currencies. Where possible, capital levels in local currencies are limited to satisfy minimum regulatory requirements and to support local insurance operations. The principal currencies creating foreign exchange risk are the British pound sterling, the euro, the Mexican peso, the Brazilian real, the Korean won, the Canadian dollar, the Japanese yen, the Thai baht, the Australian dollar, and the Hong Kong dollar. At December 31, 2017, approximately 27.7 percent of our net assets were denominated in foreign currencies. We may experience losses resulting from fluctuations in the values of non-U.S. currencies, which could adversely impact our results of operations and financial condition.

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

Regulators in countries where we have operations are working with the International Association of Insurance Supervisors (IAIS) to consider changes to insurance company supervision, including with respect to group supervision and solvency requirements. The IAIS has developed a Common Framework for the Supervision of Internationally Active Insurance Groups (ComFrame) which is focused on the effective group-wide supervision of international active insurance groups (IAIGs), such as Chubb. As part of ComFrame, the IAIS has announced plans to develop an international capital standard for insurance groups. The details of ComFrame including this global capital standard and its applicability to Chubb are uncertain at this time. In addition, Chubb businesses across the EU are subject to Solvency II, a capital and risk management regime and our Bermuda businesses are subject to an equivalent of the EU's Solvency II regime. Also applicable to Chubb businesses are the requirements of the Swiss Financial Market Supervisory Authority (FINMA) whose regulations include Swiss Solvency Tests. There are also Risk Based Capital (RBC) requirements in the U.S. which are also subject to revision in response to global developments. While it is not certain how or if these actions will impact Chubb, we do not currently expect that our capital management strategies, results of operations and financial condition will be materially affected by these regulatory changes.

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

Evolving privacy and data security regulations could adversely affect our business.
We are subject to numerous U.S. federal and state laws and non-U.S. regulations governing the protection of personal and confidential information of our clients or employees, including in relation to medical records, credit card data and financial information. These laws and regulations are increasing in complexity and number, change frequently and sometimes conflict.

We are subject to the New York Department of Financial Services’ Cybersecurity Regulation (the NYDFS Cybersecurity Regulation) which mandates detailed cybersecurity standards for all institutions, including insurance entities, authorized by the NYDFS to operate in New York. Among the requirements are the maintenance of a cybersecurity program with governance controls, risk-based minimum data security standards for technology systems, cyber breach preparedness and response requirements, including reporting obligations, vendor oversight, training, and program record keeping and certification obligations. The NYDFS Cybersecurity Regulation has increased our compliance costs and could increase the risk of noncompliance and subject us to regulatory enforcement actions and penalties, as well as reputation risk.

Additionally, on October 24, 2017, the National Association of Insurance Commissioners (NAIC) adopted an Insurance Data Security Model Law, which would require licensed insurance entities to comply with detailed information security requirements. The NAIC model law is similar in many respects to the NYDFS Cybersecurity Regulation. It is not yet known whether or not, and to what extent, states legislatures or insurance regulators where we operate will enact the Insurance Data Security Model Law in whole or in part, or in a modified form. Such enactments, especially if inconsistent between states or with existing laws and regulations could raise compliance costs or increase the risk of noncompliance, with the attendant risk of being subject to regulatory enforcement actions and penalties, as well as reputational harm. Any such events could potentially have an adverse impact on our business, financial condition or results of operations.

We operate in a number of countries outside of the U.S. whose laws may in some cases be more stringent than the requirements in the U.S. For example, European Union (EU) member countries have specific requirements relating to cross-border transfers of personal information to certain jurisdictions, including to the U.S. In addition, some countries provide stronger individual rights and have stricter consumer notice and/or consent requirements for the collection, use or sharing of personal information and more stringent requirements relating to organizations’ privacy programs. Moreover, international privacy and data security regulations may become more complex and have greater consequences.

May 25, 2018 is the date on which enforcement begins for the General Data Protection Regulation (the “GDPR”) that was adopted by the EU in 2016 as a comprehensive regulation for all EU member states. All of our business units (regardless of whether they are located in the EU) may be subject to the GDPR when personal data is processed in relation to the offer of goods and services to individuals within the EU. Our compliance with GDPR will require preparation, expenditures, and ongoing compliance efforts. Further, as the GDPR has not yet come into effect, enforcement priorities and interpretation of certain provisions are still unclear. Under the GDPR there are penalties for non-compliance which could result in a material fine for certain activities of up to 4 percent of a firm’s global annual revenue per violation. Our failure to comply with GDPR and other countries’ privacy or data security-related laws, rules or regulations could result in significant penalties imposed by regulators, which could have an adverse effect on our business, financial condition and results of operations.

Political uncertainty in the United Kingdom and the European Union may lead to volatility and/or have an adverse effect on our business, our liquidity and financial condition, and our stock price.
On June 23, 2016, the United Kingdom (UK) voted in a national referendum to withdraw from the European Union (EU). On March 29, 2017, the UK government gave notice to the EU, under Article 50(2) of the Treaty on EU, of the UK’s intention to withdraw from the EU. The UK is currently in the process of negotiating a withdrawal agreement with the EU. However, a withdrawal agreement may not be concluded and ratified within the time limit specified in Article 50(3), in which case the UK may be required to withdraw from the EU without a withdrawal agreement being in force.

The possible exit of the UK (or any other country) from the EU, or prolonged periods of uncertainty relating to such a possibility could result in significant macroeconomic deterioration including, but not limited to, decreases in global stock exchange indices, increased foreign exchange volatility (in particular a further weakening of the pound sterling and euro against other leading currencies), decreased GDP in the UK, and a downgrade of the UK’s sovereign credit rating. In addition, these events could push the UK, Eurozone, and/or United States into an economic recession any of which, were they to occur, would further destabilize the global financial markets and could have a material adverse effect on our business, financial condition, and results of operations. We have significant operations in the UK and other EU member states. If the UK leaves the EU as expected in March 2019, we intend to relocate our EU headquarters in France. The decision to choose France as the headquarters for our Continental European operations is contingent upon receiving all necessary regulatory and other governmental approvals, which might not be obtained in a timely manner or at all. Paris is the principal office for our Continental European operations. We have a significant investment there in both financial and human resources, as well as a large portfolio of commercial and consumer insurance business throughout France. Following the withdrawal of the UK from the EU, Chubb will continue to have a substantial presence in London in addition to its offices and operations across the UK and EU.

The rules governing the EU Single Market (which is made up of the 27 other EU member states and to some extent, Iceland, Liechtenstein, and Norway (together, the European Economic Area or EEA)) require local risks to be underwritten by a local authorized insurer, an EEA authorized insurer or a non-local insurer with the benefit of an EU “passport”. As such, UK insurers, including us, are currently able to underwrite risks from the UK into EEA member states via a “passport”. The UK government has announced that it will not be seeking membership of the EU Single Market during the withdrawal negotiations. However, there can be no assurance that there will be any agreement between the UK and the EU by the date on which the UK withdraws from the EU, by the end of any transitional period, or at all. In addition, any such free trade agreement may not maintain the passporting rights of UK insurers nor deem relevant UK regulations to be equivalent to those of the EU. In the event that, following the UK’s withdrawal from the EU, UK insurers are unable to access the EU Single Market via a passporting arrangement, a regulatory equivalence regime or other similar arrangement, such insurers may not be able to underwrite risks into EEA member states except through local branches incorporated in the EEA. Such branches might require local authorization, regulatory and prudential supervision, and capital to be deposited. Although we have commenced implementation of plans to ensure we would have a locally authorized insurer in the UK as well as an EEA authorized insurer able to underwrite risks in EEA/EU member states via a "passport", any change to the terms of the UK’s access to the EU Single Market following the withdrawal of the UK from the EU could still have a material adverse effect on our business, financial condition, and results of operations.

In addition, Lloyd’s currently benefits from EU Single Market passporting arrangements, which allow its syndicates and coverholders (i.e., only those authorized by our managing agency to enter into a contract but only in accordance with specified terms) to write business in EEA member states. Although Lloyd's has announced steps it will take to maintain its passporting rights within the EU, if it is not successful in maintaining those rights, our ability to write business in the EEA through Lloyd’s syndicates and coverholders could have a material adverse effect on our business, financial condition, and results of operations.

Our worldwide operations, particularly in developing nations, expose us to global geopolitical developments that could have an adverse effect on our business, liquidity, results of operations, and financial condition.
With operations in 54 countries and territories, we provide insurance and reinsurance products and services to a diverse group of clients worldwide, including operations in various developing nations. Both current and future foreign operations could be adversely affected by unfavorable geopolitical developments including law changes, tax changes, changes in trade policies, changes to visa or immigration policies, regulatory restrictions, government leadership changes, political events and upheaval, sociopolitical instability, and nationalization of our operations without compensation. Adverse activity in any one country could negatively impact operations, increase our loss exposure under certain of our insurance products, and could, otherwise, have an adverse effect on our business, liquidity, results of operations, and financial condition depending on the magnitude of the events and our net financial exposure at that time in that country.

A failure in our operational systems or infrastructure or those of third parties, including due to security breaches or cyber-attacks, could disrupt business, damage our reputation, and cause losses.
Our operations rely on the secure processing, storage, and transmission of confidential and other information and assets, including in our computer systems and networks and those of third-party service providers. Our business depends on effective information security and systems and the integrity and timeliness of the data our information systems use to run our business. Our ability to adequately price products and services, to establish reserves, to provide effective, efficient and secure service to our customers, to value our investments and to timely and accurately report our financial results also depends significantly on the integrity and availability of the data we maintain, including that within our information systems, as well as data in and assets held through third-party service providers and systems. In an effort to ensure the integrity of such data, we implement new security measures and systems, including the use of confidential intellectual property, and improve or upgrade our existing security measures and systems on a continuing basis. The instances of major cyber incidents have continued to expand in recent years, as exemplified by the 2017 "Petya" and “WannaCry” ransomware attacks. Although we have implemented administrative and technical controls and take protective actions to reduce the risk of cyber incidents and to protect our information technology and assets, and although we additionally endeavor to modify such procedures as circumstances warrant and negotiate agreements with third-party providers to protect our assets, such measures may be insufficient to prevent unauthorized access, computer viruses, malware or other malicious code or cyber-attack, catastrophic events, system failures and disruptions (including in relation to new security measures and systems), employee errors or malfeasance, third party (including outsourced service providers) errors or malfeasance, loss of assets and other events that could have security consequences (each, a Security Event). In some cases, such events may not be immediately detected. As the breadth and complexity of our security infrastructure continues to grow, the potential risk of a Security Event increases. Like other global companies, we have from time to time experienced Security Events, none of which had, individually or in the aggregate, an adverse impact on our business, results of operations, or financial condition. If additional Security Events occur, these events may jeopardize Chubb's or its clients' or counterparties' confidential and other information processed and stored within Chubb, and transmitted through its computer systems and networks, or otherwise cause interruptions, delays, or malfunctions in Chubb's, its clients', its counterparties', or third parties' operations, or result in data loss or loss of assets which could result in significant losses, reputational damage or an adverse effect on our operations and critical business functions. Chubb may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures and to pursue recovery of lost data or assets and we may be subject to litigation and financial losses that are either not insured against or not fully covered by insurance maintained.

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

Strategic

The continually changing landscape, including competition, technology and products, existing and new market entrants could reduce our margins and adversely impact our business and results of operations.
Insurance and reinsurance markets are highly competitive. We compete on an international and regional basis with major U.S., Bermuda, European, and other international insurers and reinsurers and with underwriting syndicates, some of which have greater financial, technological, marketing, distribution and management resources than we do. In addition, capital market participants have created alternative products that are intended to compete with reinsurance products. We also compete with new companies and existing companies that move into the insurance and reinsurance markets. If competition, or technological or other changes to the insurance markets in which we operate, limits our ability to retain existing business or write new business at adequate rates or on appropriate terms, our business and results of operations could be materially and adversely affected. Increased competition could also result in fewer submissions, lower premium rates, and less favorable policy terms and conditions, which could reduce our profit margins and adversely impact our net income and shareholders' equity.

Recent technological advancements in the insurance industry and information technology industry present new and fast-evolving competitive risks as participants seek to increase transaction speeds, lower costs and create new opportunities. Advancements in technology are occurring in underwriting, claims, distribution and operations at a pace that may quicken, including as companies increase use of data analytics and technology as part of their business strategy. We will be at a competitive disadvantage if, over time, our competitors are more effective than us in their utilization of technology and evolving data analytics. If we do not anticipate or keep pace with these technological and other changes impacting the insurance industry, it could also limit our ability to compete in desired markets.

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

We could be adversely affected by certain features of the 2017 U.S. tax reform legislation.
New tax legislation known as the Tax Cuts and Jobs Act (2017 Tax Act) became law in the U.S. on December 22, 2017. In addition to reducing the U.S. corporate income tax rate from 35 percent to 21 percent, it fundamentally changed many elements of the pre-2017 Tax Act U.S. tax law and introduced several new concepts to tax multinational corporations such as us. Among the most notable new rules are the Base Erosion and Anti-Abuse Tax (commonly called BEAT), which generally applies to payments by U.S. taxpayers to non-U.S. affiliates, and the Global Intangible Low Taxed Income (GILTI) addition to Subpart F income, which for insurance groups potentially expands U.S. taxation on the earnings of foreign subsidiaries. The 2017 Tax Act also includes a one-time reduced-rate transition tax in 2017 on previously untaxed post-1986 earnings of foreign subsidiaries of U.S. corporations. The 2017 Tax Act, which is generally effective for 2018, is a complex law with many significant new provisions and it will be a while before the IRS/Treasury provides meaningful guidance on its application. Thus, there are many uncertainties relating to its ultimate application and effects on our company.

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
As of December 31, 2017, the par value of our Common Shares is CHF 24.15 per share. Under Swiss law, we generally may not issue registered shares below their par value. In the event there is a need to raise common equity capital at a time when the trading price of our registered shares is below our par value, we will need to obtain approval of our shareholders to decrease the par value of our registered shares. We cannot assure that we would be able to obtain such shareholder approval. Furthermore, obtaining shareholder approval would require filing a preliminary proxy statement with the SEC and convening a meeting of shareholders which would delay any capital raising plans. Furthermore, any reduction in par value would decrease our ability to pay dividends as a repayment of share capital which is not subject to Swiss withholding tax. See “Shareholders may be subject to Swiss withholding taxes on the payment of dividends” for additional information.

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
Under certain circumstances, a U.S. person who owns or is deemed to own 10 percent or more of the voting power or value of a foreign corporation that is a “controlled foreign corporation” (CFC) (a foreign corporation in which 10 percent U.S. shareholders own or are deemed to own more than 50 percent of the voting power or value of the stock of a foreign corporation or more than 25 percent of certain foreign insurance corporations) for any period during a taxable year must include in gross income for U.S. federal income tax purposes such "10 percent U.S. Shareholder's" pro rata share of the CFC's "subpart F income". We believe that because of the dispersion of our share ownership it is unlikely that any U.S. person who acquires shares of Chubb Limited directly or indirectly through one or more foreign entities should be required to include any subpart F income in income under the CFC rules of U.S. tax law.

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
If Chubb Limited is considered a PFIC for U.S. federal income tax purposes, a U.S. person who holds Chubb Limited shares will be subject to adverse U.S. federal income tax consequences in which case their investment could be adversely affected. In addition, if Chubb Limited were considered a PFIC, upon the death of any U.S. individual owning shares, such individual's heirs or estate would not be entitled to a "step-up" in the basis of the shares which might otherwise be available under U.S. federal income tax laws. We believe that we are not, have not been, and currently do not expect to become, a PFIC for U.S. federal income tax purposes. We cannot assure, however, that we will not be deemed a PFIC by the IRS. Recently enacted U.S. federal tax law and proposed regulations previously issued by the IRS contain objective and subjective standards regarding the application of the PFIC provisions to an insurance company. Final regulations or pronouncements interpreting or clarifying these rules may be forthcoming. We cannot predict what impact, if any, such guidance would have on an investor that is subject to U.S. federal income taxation.

Changes in tax law could adversely affect an investment in us and our securities.
New U.S. federal tax law was recently enacted containing significant changes. Portions of the new law address certain previously perceived tax advantages of domestic companies (including insurance companies) that have affiliates with legal domiciles outside the U.S. The new law is complex and lacks developed administrative guidance; thus, the full impact to us, or our investors, is currently unclear. This new law or future tax law changes, administrative guidance, or U.S. court decisions regarding tax law could have an adverse impact on us or our investors.

Similarly, jurisdictions outside the U.S. in which we do business could enact tax legislation in the future that could have an adverse impact on us or our investors. For example, Switzerland is currently pursuing the implementation of corporate tax reform measures. The first effort was rejected by a public vote; however a revised corporate tax reform measure is expected. The next tax reform version could adversely affect us or our investors.

Risks Relating to The Chubb Corporation Acquisition (Chubb Corp Acquisition)

We may fail to realize all of the anticipated benefits of the Chubb Corp Acquisition.
The integration of Chubb Corp may not be as successful as we anticipate. The success of the Chubb Corp acquisition will depend, in part, on our ability to realize the anticipated benefits of cross-selling and other revenue-related benefits from combining our businesses. Some of the assumptions that we have made, such as the achievement of revenue synergies, premium growth and underwriting profitability, among other factors, may differ from expectations.

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

Quarterly Stock Information
The following table sets forth the high and low closing sales prices of our Common Shares per fiscal quarter, as reported on the New York Stock Exchange Composite Tape, and cash dividends on Common Shares:

	2017				2016
			Dividends				Dividends
Quarter Ended	High	Low	USD	CHF	High	Low	USD	CHF
March 31	$140.38	$128.48	$0.69	0.69	$122.47	$108.00	$0.67	0.66
June 30	$147.58	$135.48	$0.71	0.69	$130.71	$117.19	$0.69	0.68
September 30	$149.87	$134.88	$0.71	0.68	$130.32	$124.28	$0.69	0.67
December 31	$155.19	$144.70	$0.71	0.70	$133.32	$121.88	$0.69	0.69

We have paid dividends each quarter since we became a public company in 1993. Following Chubb's redomestication to Switzerland, our dividends have been distributed primarily by way of a par value reduction. However, our annual dividends were paid by way of a distribution from capital contribution reserves (Additional paid-in capital) through the transfer of dividends from Additional paid-in capital to Retained earnings (free reserves) as approved by our shareholders in 2017 and 2016.

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

The last reported sale price of the Common Shares on the New York Stock Exchange Composite Tape on February 12, 2018 was $144.61.

The number of record holders of Common Shares as of February 12, 2018 was 8,466. This is not the actual number of beneficial owners of Chubb's Common Shares since most of our shareholders hold their shares through a stockbroker, bank or other nominee rather than directly in their own names.

Refer to Part III, Item 12 for information relating to compensation plans under which equity securities are authorized for issuance.

Issuer's Repurchases of Equity Securities for the Three Months Ended December 31, 2017

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plan(3)
October 1 through October 31	28,046	$150.78	25,000	$289	million
November 1 through November 30	257,154	$149.01	253,599	$251	million
December 1 through December 31	556,632	$146.69	555,000	$170	million	(4)
Total	841,832	$147.54	833,599

(1)
This column includes activity related to the surrender to Chubb of common shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and the exercising of options by employees.

(2)	The aggregate value of shares purchased in the three months ended December 31, 2017 as part of the publicly announced plan was $123 million.

(3)	In November 2016, our Board authorized $1.0 billion of share repurchases through December 31, 2017.

(4)
Refer to Note 11 to the Consolidated Financial Statements for more information on the Chubb Limited securities repurchase authorization. In December 2017, our Board authorized the repurchase of up to $1.0 billion of Chubb’s Common Shares through December 31, 2018.

Performance Graph
Set forth below is a line graph comparing the dollar change in the cumulative total shareholder return on Chubb's Common Shares from December 31, 2012, through December 31, 2017, as compared to the cumulative total return of the Standard & Poor's 500 Stock Index and the cumulative total return of the Standard & Poor's Property-Casualty Insurance Index. The cumulative total shareholder return is a concept used to compare the performance of a company's stock over time and is the ratio of the stock price change plus the cumulative amount of dividends over the specified time period (assuming dividend reinvestment), to the stock price at the beginning of the time period. The chart depicts the value on December 31, 2013, 2014, 2015, 2016, and 2017, of a $100 investment made on December 31, 2012, with all dividends reinvested.

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Chubb Limited	$100	$132	$151	$157	$182	$205
S&P 500 Index	$100	$132	$151	$153	$171	$208
S&P 500 P&C Index	$100	$138	$160	$175	$203	$248

ITEM 6. Selected Financial Data

On January 14, 2016, we completed the acquisition of the Chubb Corporation (Chubb Corp). The results of operations of Chubb Corp are included in our results from the acquisition date forward (i.e., after January 14, 2016 and only in the 2016 and 2017 columns) within the table below. Refer to Note 2 to the Consolidated Financial Statements for additional information on the acquisition.

(in millions, except per share data and percentages)	2017	2016	2015	2014	2013
Operations data:
Net premiums earned – excluding Life Insurance segment	$26,933	$26,694	$15,266	$15,464	$14,708
Net premiums earned – Life Insurance segment	2,101	2,055	1,947	1,962	1,905
Total net premiums earned	29,034	28,749	17,213	17,426	16,613
Net investment income	3,125	2,865	2,194	2,252	2,144
Losses and loss expenses	18,454	16,052	9,484	9,649	9,348
Policy benefits	676	588	543	517	515
Policy acquisition costs and administrative expenses	8,614	8,985	5,211	5,320	4,870
Net income	3,861	4,135	2,834	2,853	3,758
Weighted-average shares outstanding – diluted	471	466	329	339	344
Diluted earnings per share	$8.19	$8.87	$8.62	$8.42	$10.92
Balance sheet data (at end of period):
Total investments	$102,444	$99,094	$66,251	$62,904	$60,928
Total assets	167,022	159,786	102,306	98,223	94,487
Net unpaid losses and loss expenses	49,165	47,832	26,562	27,008	26,831
Net future policy benefits	5,137	4,854	4,620	4,537	4,397
Long-term debt	11,556	12,610	9,389	3,334	3,786
Trust preferred securities	308	308	307	307	307
Total liabilities	115,850	111,511	73,171	68,636	65,662
Shareholders' equity	51,172	48,275	29,135	29,587	28,825
Book value per share	$110.32	$103.60	$89.77	$90.02	$84.83
Selected data:
Loss and loss expense ratio (1)	65.8%	57.7%	58.1%	58.7%	59.6%
Underwriting and administrative expense ratio (2)	28.9%	30.6%	29.2%	29.4%	28.4%
Combined ratio (3)	94.7%	88.3%	87.3%	88.1%	88.0%
Cash dividends per share (4)	$2.82	$2.74	$2.66	$2.70	$2.02

(1)
The Loss and loss expense ratio is calculated by dividing losses and loss expenses, excluding the Life Insurance segment, by Net premiums earned – excluding Life Insurance segment. Losses and loss expenses for the Life Insurance segment were $739 million, $663 million, $601 million, $589 million, and $582 million for the years ended December 31, 2017, 2016, 2015, 2014, and 2013, respectively.

(2)
The Underwriting and administrative expense ratio is calculated by dividing the policy acquisition costs and administrative expenses, excluding the Life Insurance segment, by Net premiums earned – excluding Life Insurance segment. Policy acquisition costs and administrative expenses for the Life Insurance segment were $833 million, $816 million, $767 million, $763 million, and $701 million for the years ended December 31, 2017, 2016, 2015, 2014, and 2013, respectively.

(3)	The combined ratio is the sum of Loss and loss expense ratio and the Underwriting and administrative expense ratio.

(4)	Cash dividends per share in 2014 include a $0.12 per share increase related to the fourth quarter 2013, approved by our shareholders on January 10, 2014.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations, financial condition, and liquidity and capital resources as of and for the year ended December 31, 2017. This discussion should be read in conjunction with the consolidated financial statements and related Notes, under Item 8 of this Form 10-K.

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

We have grown our business through increased premium volume, expansion of product offerings and geographic reach, and acquisitions of other companies. Acquisitions in 2016 and 2015 are as follows:

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

We are organized along a profit center structure by line of business and territory that does not necessarily correspond to corporate legal entities. Profit centers can access various legal entities subject to licensing and other regulatory rules. Profit centers are expected to generate underwriting income and appropriate risk-adjusted returns. Our corporate structure has facilitated the development of management talent by giving each profit center's senior management team the necessary autonomy within underwriting authorities to make operating decisions and create products and coverages needed by its target customer base. We are focused on delivering underwriting profit by only writing policies which we believe adequately compensate us for the risk we accept.

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

Combined legacy ACE and legacy Chubb Corp results ("comparative basis")

We discuss financial measures on a "comparative basis" for the 2016 and 2015 periods throughout the Management's Discussion and Analysis section. We believe these measures provide visibility into our results, allow for comparability to our historical results and are consistent with how management evaluates results. We define our results discussed on a "comparative basis" as follows:

2016 "comparative basis" results: The combined company results do not include the impact of the unearned premium reserves intangible amortization and the elimination of the historical policy acquisition costs as a result of purchase accounting related to the Chubb Corp acquisition. The combined company results for the year ended December 31, 2016 are inclusive of the first 14 days of January 2016 (the Chubb Corp acquisition closed January 14, 2016).

2015 "comparative basis" results: Legacy ACE plus legacy Chubb Corp historical results after accounting policy alignment adjustments, including reclassifying certain legacy Chubb Corp corporate expenses to administrative expenses and redefining legacy Chubb Corp segment underwriting income by allocating the amortization of deferred policy acquisition costs to each segment.  2015 "comparative basis" results exclude purchase accounting adjustments related to the Chubb Corp acquisition.

A reconciliation of "comparative basis" results as defined above is provided under the Non-GAAP Reconciliation section starting on page 74.

Financial Highlights for the Year Ended December 31, 2017

•
Net income was $3,861 million compared with $4,135 million last year. Net income in 2017 was adversely impacted by significant catastrophe losses in the year of $2,171 million after-tax and favorably impacted by a provisional tax benefit of $450 million, related to the 2017 U.S. Tax Cuts and Jobs Act (2017 Tax Act). Net income included a one-time contribution of $50 million ($32.5 million after-tax) to the Chubb Charitable Foundation.

•	Total company and P&C net premiums written were $29.2 billion and $27.1 billion, respectively, up 3.9 percent and 4.2 percent, respectively.

•
Total pre-tax and after-tax catastrophe losses, including reinstatement premiums, were $2,746 million (10.2 percentage points of the combined ratio) and $2,171 million, respectively, compared with $1,060 million (4.0 percentage points of the combined ratio) and $844 million, respectively, in 2016. Pre-tax catastrophe losses, net of reinsurance and including reinstatement premiums, included $650 million, $880 million, and $201 million from Hurricanes Harvey, Irma, and Maria, respectively, $277 million and $157 million from the northern and southern California wildfires, respectively, and $556 million from other catastrophe losses, principally U.S. weather-related events.

•
Since the acquisition of Chubb Corp, we have entered into new reinsurance agreements with third-party reinsurers for certain legacy Chubb Corp business and have taken other merger-related underwriting actions, including exiting certain types of business that do not meet our underwriting standards or adhere to our risk diversification strategy. Together, these items adversely impacted P&C net premiums written growth by $545 million. Accounting policy alignment also adversely impacted P&C net premiums written growth by $126 million. In addition, net premiums written growth in 2016 was adversely impacted from a one-time unearned premium reserve (UPR) transfer in 2016 which reduced net premiums written by $128 million in the prior year.

•	P&C combined ratio was 94.7 percent compared with 88.7 percent in 2016. P&C current accident year combined ratio excluding catastrophe losses was 87.6 percent compared with 89.0 percent in 2016.

•
Total pre-tax and after-tax favorable prior period development was $829 million (3.1 percentage points of the combined ratio) and $634 million, respectively, compared with $1,135 million pre-tax (4.3 percentage points of the combined ratio) and $898 million after-tax in 2016.

•
Net investment income was $3,125 million compared with $2,865 million in 2016. Excluding the amortization of the fair value adjustment on acquired invested assets of Chubb Corp, net investment income was $3,457 million, compared with $3,258 million in 2016, up 6.1 percent.

•	Share repurchases totaled $830 million, or approximately 5.9 million shares for the year.

Outlook
In 2017, we produced net income per share of $8.19 and book value per share growth of 6.5 percent, despite large natural catastrophe events in the year, including Hurricanes Harvey, Irma, and Maria in the U.S and Caribbean, large earthquakes in Mexico, and multiple large wildfires in California. We had strong net premiums written of $29.2 billion, up nearly 4 percent. We are optimistic about our growth prospects for 2018 given strengthening economies in the U.S. and globally, an improving pricing environment, and because our merger-related underwriting actions and their impact on revenue growth are largely behind us. In particular, we expect our commercial P&C business to continue to grow and benefit from improving pricing conditions in a number of our businesses globally in 2018. We also expect growth to improve in our U.S. middle market and small commercial business, and expect good growth in this area outside the U.S. as well. We also expect good growth in our global A&H and personal lines business from investments we are making in marketing and technology to provide a more digital experience for customers and business partners. One of our strategic focus areas is to transform ourselves to thrive in a digital age. We expect this to significantly enhance our competitive profile and contribute revenue growth and efficiencies in the medium and longer term.
We also expect to benefit from both a lower U.S. corporate tax rate as a result of the 2017 Tax Act and the additional insurance exposure growth that will accompany a growing economy.
There are a number of factors that impact the variability in investment income. Nevertheless, excluding the amortization of the fair value adjustment on acquired invested assets, we expect quarterly investment income to be in the range of $865 million to $875 million, and expect it to improve as the year progresses.
Our distribution agreement with Singapore’s DBS Bank, the largest banking group in Southeast Asia, and our strategic cooperation agreement with China’s PICC Property & Casualty Company, both announced in 2017, are investments that we believe will further expand our global growth potential. At the heart of the distribution agreement with DBS Bank is our joint ability to market and service insurance digitally to millions of DBS customers, both consumers and businesses, in Asia Pacific countries. The strategic cooperation agreement with PICC is an opportunity to support the insurance needs of PICC and its customers, some of the largest enterprises in China.

We achieved annualized run rate integration-related savings of $875 million by the end of 2017, ahead of schedule and above initial projections. Through 2017 we have realized $766 million of savings, of which 63 percent favorably impacted administrative expenses. The expected incremental realized savings in 2018 is more highly weighted to claims expense savings than the administrative expense savings experienced to date. While incremental savings are expected to benefit us in 2018, these savings will be partially offset by increased spending to support growth, including our continued investment in marketing, technology and digitization, and strategic partnerships, such as those mentioned above.

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

Unpaid losses and loss expenses
As an insurance and reinsurance company, we are required by applicable laws and regulations and GAAP to establish loss and loss expense reserves for the estimated unpaid portion of the ultimate liability for losses and loss expenses under the terms of our policies and agreements with our insured and reinsured customers. At December 31, 2017, our gross unpaid loss and loss expense reserves were $63.2 billion and our net unpaid loss and loss expense reserves were $49.2 billion. With the exception of certain structured settlements, for which the timing and amount of future claim payments are reliably determinable, and certain reserves for unsettled claims that are discounted in statutory filings, our loss reserves are not discounted for the time value of money. In connection with such structured settlements and certain reserves for unsettled claims, we carried net discounted reserves of $77 million and $88 million at December 31, 2017 and 2016, respectively.

The following table presents a roll-forward of our unpaid losses and loss expenses:

	December 31, 2017			December 31, 2016
(in millions of U.S. dollars)	Gross Losses	Reinsurance Recoverable (1)	Net Losses	Gross Losses	Reinsurance Recoverable (1)	Net Losses
Balance, beginning of year	$60,540	$12,708	$47,832	$37,303	$10,741	$26,562
Losses and loss expenses incurred	23,933	5,479	18,454	20,195	4,143	16,052
Losses and loss expenses paid	(21,812)	(4,364)	(17,448)	(19,436)	(3,721)	(15,715)
Other (including foreign exchange translation)	518	191	327	(445)	24	(469)
Losses and loss expenses acquired	—	—	—	22,923	1,521	21,402
Balance, end of year	$63,179	$14,014	$49,165	$60,540	$12,708	$47,832

(1)	Net of provision for uncollectible reinsurance.

The estimate of the liabilities includes provisions for claims that have been reported but are unpaid at the balance sheet date (case reserves) and for obligations on claims that have been incurred but not reported (IBNR) at the balance sheet date. IBNR may also include provisions to account for the possibility that reported claims may settle for amounts that differ from the established case reserves. Loss reserves also include an estimate of expenses associated with processing and settling unpaid claims (loss expenses). Our loss reserves comprise approximately 78 percent casualty-related business, which typically encompasses long-tail risks, and other risks where a high degree of judgment is required.

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

Case reserves for those claims reported by insureds or ceding companies to us prior to the balance sheet date and where we have sufficient information are determined by our claims personnel as appropriate based on the circumstances of the claim(s), standard claim handling practices, and professional judgment. Furthermore, for our Brandywine run-off operations and our assumed reinsurance operation, Global Reinsurance, we may adjust the case reserves as notified by the ceding company if the judgment of our respective claims department differs from that of the cedant.

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

Determining management's best estimate
Our recorded reserves represent management's best estimate of the provision for unpaid claims as of the balance sheet date, and establishing them involves a process that includes collaboration with various relevant parties in the company. For information on our reserving process, refer to Note 7 to the Consolidated Financial Statements.

Sensitivity to underlying assumptions
While we believe that our reserve for unpaid losses and loss expenses at December 31, 2017, is adequate, new information or emerging trends that differ from our assumptions may lead to future development of losses and loss expenses that is significantly greater or less than the recorded reserve, which could have a material effect on future operating results. As noted previously, our best estimate of required loss reserves for most portfolios is judgmentally selected for each origin year after considering the results from a number of reserving methods and is not a purely mechanical process. Therefore, it is difficult to convey, in a simple and quantitative manner, the impact that a change to a single assumption will have on our best estimate. In the examples below, we attempt to give an indication of the potential impact by isolating a single change for a specific reserving method that would be pertinent in establishing the best estimate for the product line described. We consider each of the following sensitivity analyses to represent a reasonably likely deviation in the underlying assumption.

North America Commercial P&C Insurance
Given the long reporting and paid development patterns for workers' compensation business, the development factors used to project actual current losses to ultimate losses for our current exposure require considerable judgment that could be material to consolidated loss and loss expense reserves. Specifically, adjusting ground up ultimate losses by a one percent change in the tail factor (i.e., 1.04 changed to either 1.05 or 1.03) would cause a change of approximately $658 million, either positive or negative, for the projected net loss and loss expense reserves. This represents an impact of about 8.3 percent relative to recorded net loss and loss expense reserves of approximately $7.9 billion.

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

North America Personal P&C Insurance
Due to the relatively short-tailed nature of many of the coverages involved (e.g., homeowners property damage), most of the incurred losses in Personal Lines are resolved within a few years of occurrence. As shown in our loss triangle disclosure, the vast majority (over 95 percent) of Personal Lines net ultimate losses and allocated loss adjustment expenses are typically paid within five years of the accident date and over 80 percent within two years. Even though there are significant reserves associated with some liability exposures such as personal excess/umbrella liability, our incurred loss triangle also shows a roughly consistent pattern of only relatively minor movements in incurred estimates over time by accident year especially after twenty four months of maturity. While the liability exposures are subject to additional uncertainties from more protracted resolution times, the main drivers of volatility in the Personal Lines business are relatively short-term in nature and relate to things like natural catastrophes, non-catastrophe weather events, man-made risks, and individual large loss volatility from other fortuitous claim events.

North America Agricultural Insurance
Approximately 69 percent of the reserves for this segment are from the crop related lines, which all have short payout patterns, with the majority of the liabilities expected to be resolved in the ensuing twelve months. Claim reserves for our Multiple Peril Crop Insurance (MPCI) product are set on a case-by-case basis and our aggregate exposure is subject to state level risk sharing formulae as well as third-party reinsurance. The majority of the development risk arises out of the accuracy of case reserve estimates and the time needed for final crop conditions to be assessed. We do not view our Agriculture reserves as substantially influenced by the general assumptions and risks underlying more typical P&C reserve estimates.

Overseas General Insurance
Certain long-tail lines, such as casualty and professional lines, are particularly susceptible to changes in loss trend and claim inflation. Heightened perceptions of tort and settlement awards around the world can increase the demand for these products as well as contributing to the uncertainty in the reserving estimates. Our reserving methods rely on loss development patterns estimated from historical data and while we attempt to adjust such factors for known changes in the current tort environment, it is possible that such factors may not entirely reflect all recent trends in tort environments. For example, when applying the reported loss development method, the lengthening of our selected loss development patterns by six months would increase reserve estimates on long-tail casualty and professional lines for accident years 2015 and prior by approximately $484 million. This represents an impact of 13.7 percent relative to recorded net loss and loss expense reserves of approximately $3.5 billion.

Global Reinsurance
Typically, there is inherent uncertainty around the length of paid and reported development patterns, especially for certain casualty lines such as excess workers' compensation or general liability, which may take decades to fully develop. This uncertainty is accentuated by the need to supplement client development patterns with industry development patterns due to the sometimes low statistical credibility of the data. The underlying source and selection of the final development patterns can thus have a significant impact on the selected ultimate net losses and loss expenses. For example, a 20 percent shortening or lengthening of the development patterns used for U.S. long-tail lines would cause the loss reserve estimate derived by the reported Bornhuetter-Ferguson method for these lines to change by approximately $458 million. This represents an impact of 52 percent relative to recorded net loss and loss expense reserves of approximately $888 million.

Assumed reinsurance
At December 31, 2017, net unpaid losses and loss expenses for the Global Reinsurance segment aggregated to $1.7 billion, consisting of $843 million of case reserves and $870 million of IBNR. In comparison, at December 31, 2016, net unpaid losses and loss expenses for the Global Reinsurance segment aggregated to $1.7 billion, consisting of $760 million of case reserves and $978 million of IBNR.

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

On occasion, there will be differences between our carried loss reserves and unearned premium reserves and the amount of loss reserves and unearned premium reserves reported by the ceding companies. This is due to the fact that we receive consistent and timely information from ceding companies only with respect to case reserves. For IBNR, we use historical experience and other statistical information, depending on the type of business, to estimate the ultimate loss. We estimate our unearned premium reserve by applying estimated earning patterns to net premiums written for each treaty based upon that treaty's coverage basis (i.e., risks attaching or losses occurring). At December 31, 2017, the case reserves reported to us by our ceding companies were $827 million, compared with the $843 million we recorded.  Our policy is to post additional case reserves in addition to the amounts reported by our cedants when our evaluation of the ultimate value of a reported claim is different than the evaluation of that claim by our cedant.

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

The following table summarizes reinsurance recoverables and the provision for uncollectible reinsurance for each type of recoverable balance at December 31, 2017:

	Gross Reinsurance Recoverables on Losses and Loss Expenses	Recoverables (net of Usable Collateral)
			Provision for Uncollectible Reinsurance (1)
(in millions of U.S. dollars)
Type
Reinsurers with credit ratings	$11,442	$10,097	$166
Reinsurers not rated	426	190	59
Reinsurers under supervision and insolvent reinsurers	100	97	41
Captives	2,199	258	18
Other - structured settlements and pools	1,188	992	37
Total	$15,355	$11,634	$321
(1) The provision for uncollectible reinsurance is based on a default analysis applied to gross reinsurance recoverables, net of approximately $3.7 billion and $3.3 billion of collateral at December 31, 2017 and 2016, respectively.

At December 31, 2017, the use of different assumptions within our approach could have a material effect on the provision for uncollectible reinsurance. To the extent the creditworthiness of our reinsurers were to deteriorate due to an adverse event affecting the reinsurance industry, such as a large number of major catastrophes, actual uncollectible amounts could be significantly greater than our provision for uncollectible reinsurance. Such an event could have a material adverse effect on our financial condition, results of operations, and our liquidity. Given the various considerations used to estimate our uncollectible provision, we cannot precisely quantify the effect a specific industry event may have on the provision for uncollectible reinsurance. However, based on the composition (particularly the average credit quality) of the reinsurance recoverable balance at December 31, 2017, we estimate that a ratings downgrade of one notch for all rated reinsurers (i.e., from A to A- or A- to BBB+) could increase our provision for uncollectible reinsurance by approximately $64 million or approximately 0.4 percent of the gross reinsurance recoverable balance, assuming no other changes relevant to the calculation. While a ratings downgrade would result in an increase in our provision for uncollectible reinsurance and a charge to earnings in that period, a downgrade in and of itself does not imply that we will be unable to collect all of the ceded reinsurance recoverable from the reinsurers in question. Refer to Note 5 to the Consolidated Financial Statements for additional information.

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

Deferred taxes
At December 31, 2017, our net deferred tax liability was $699 million. Many of our insurance businesses operate in income tax-paying jurisdictions. Our deferred tax assets and liabilities primarily result from temporary differences between the amounts recorded in our consolidated financial statements and the tax basis of our assets and liabilities. We determine deferred tax assets and liabilities separately for each tax-paying component (an individual entity or group of entities that is consolidated for tax purposes) in each tax jurisdiction. The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carryback or carryforward periods under the tax law in the applicable tax jurisdiction. There may be changes in tax laws in a number of countries where we transact business that impact our tax balances. For example, the recently enacted 2017 Tax Act in the U.S. required us to reassess our deferred tax balances, principally to reflect the reduction of the corporate tax rate from 35 percent to 21 percent. We have adjusted our deferred tax balances in the fourth quarter of 2017 based on our best estimate and understanding of the new tax legislation. However, the 2017 Tax Act is a complex law with many new provisions. Until additional guidance is issued, there are many uncertainties relating to its ultimate application. Refer to Note 8 to the Consolidated Financial Statements for additional information.

At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized. The valuation allowance is based on all available information including projections of future taxable income from each tax-paying component in each tax jurisdiction, principally derived from business plans and available tax planning strategies. Projections of future taxable income incorporate several assumptions of future business and operations that are apt to differ from actual experience. If our assumptions and estimates that resulted in our forecast of future taxable income for each tax-paying component prove to be incorrect, an additional valuation allowance could become necessary, which could have a material adverse effect on our financial condition, results of operations, and liquidity. At December 31, 2017, the valuation allowance of $99 million reflects management's assessment that it is more likely than not that a portion of the deferred tax asset will not be realized due to the potential inability to utilize foreign tax credits in the U.S. and the inability of certain foreign subsidiaries to generate sufficient taxable income.

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

Determination of GLB and Guaranteed minimum death benefits (GMDB) benefit reserves
Management established benefit reserves based on a long-term benefit ratio (or loss ratio) calculated using assumptions reflecting management’s best estimate of the future short-term and long-term performance of the variable annuity line of business. Despite the long-term nature of the risk, the benefit ratio calculation is impacted by short-term market movements that may be judged by management to be transient. Management regularly examines both qualitative and quantitative analysis, including a review of the differential between the benefit ratio used at the most recent valuation date and the benefit ratio calculated on subsequent dates. Management regularly evaluates its estimates and uses judgment to determine the extent to which assumptions underlying the benefit ratio calculation should be adjusted. For the year ended December 31, 2017, management determined that no change to the benefit ratio was warranted.

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

A second layer of risk management is the structure of the reinsurance contracts. All VA guarantee reinsurance contracts include some form of annual or aggregate claim limit(s). For example, for 65 percent of the GMDB portfolio (based on guaranteed value), there is an annual claim limit of 2 percent of account value. The different categories of claim limits are as follows:

Reinsurance program covering	% of total guaranteed value (GV)	% of GV that has additional reinsurance coverage	Additional terms
GMDB with an annual claim limit of 2% of account value (AV)	65% of total GMDB	2% for GLB	N/A
GMDB with annual claim limits that are a function of underlying GV (varies from 0.4% to 2.0% of GV)	30% of total GMDB	80% for GLB	• 50% of GV subject to annual claim deductibles(1) of 0.1% to 0.2% of GV • 30% of GV subject to an aggregate claim limit of approximately $275 million
GMDB and GMAB	5% of total GLB 5% of total GMDB	N/A
• Programs are quota-share (QS) agreements
with QS % decreasing as ratio of AV to GV
decreases:
— QS 100% for ratios between 100% - 75%
— QS 60% for ratios between 75% - 45%
— QS 30% for ratios less than 45%
• 5% of GV subject to a per policy claim
deductible of 8.8% of GV for GMAB only(1)

GMIB with annual claim limits that are a function of underlying GV (typically 10% of GV)	65% of total GLB	45% for GMDB
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

A third layer of risk management is the hedging strategy which looks to mitigate both long-term economic loss over time as well as dampen income statement volatility. We owned financial market instruments as part of the hedging strategy with a fair value (liability) asset of $(21) million and $1 million at December 31, 2017 and 2016, respectively. The instruments are substantially collateralized by our counterparties, on a daily basis.

We also limit the aggregate amount of variable annuity reinsurance guarantee risk we are willing to assume. The last substantive transactions were quoted in late 2007. The aggregate number of policyholders is currently decreasing through policyholder withdrawals, annuitizations, and deaths at a rate of 5 percent to 15 percent per annum.

Note that GLB claims cannot occur for any reinsured policy until it has reached the end of its “waiting period”. As shown in the table below, 80 percent of the policies we reinsure reached the end of their “waiting periods” in 2017 and prior.

Year of first payment eligibility	Percent of living benefit account values
2017 and prior	80%
2018	10%
2019	3%
2020	1%
2021	2%
2022 and after	4%
Total	100%

The following table presents the historical cash flows under these policies for the periods indicated. The amounts represent accrued past premium received and claims paid, split by benefit type.

(in millions of U.S. dollars)	2017			2016			2015
	GMDB	GLB	Total	GMDB	GLB	Total	GMDB	GLB	Total
Premium received	$49	$110	$159	$55	$118	$173	$61	$121	$182
Less paid claims	31	54	85	42	39	81	28	16	44
Net cash received	$18	$56	$74	$13	$79	$92	$33	$105	$138

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

Goodwill impairment assessment
Goodwill, which represents the excess of acquisition cost over the estimated fair value of net assets acquired, was $15.5 billion and $15.3 billion at December 31, 2017 and 2016, respectively. Goodwill is assigned to applicable reporting units of acquired entities at the time of acquisition. Our reporting units are the same as our reportable segments. For goodwill balances by reporting units, refer to Note 6 to the Consolidated Financial Statements.

Goodwill is not amortized but is subject to a periodic evaluation for impairment at least annually, or earlier if there are any indications of possible impairment. Impairment is tested at the reporting unit level. The impairment evaluation first uses a qualitative assessment to determine whether it is more likely than not (i.e., more than a 50 percent probability) that the fair value of a reporting unit is greater than its carrying amount. If a reporting unit fails this qualitative assessment, a single quantitative analysis is used to measure and record the amount of the impairment.

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
Based on our impairment testing for 2017, we determined no impairment was required and none of our reporting units were at risk for impairment.

Consolidated Operating Results – Years Ended December 31, 2017, 2016, and 2015

				% Change
(in millions of U.S. dollars, except for percentages)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Net premiums written (1)	$29,244	$28,145	$17,713	3.9%	58.9%
Net premiums earned (1)	29,034	28,749	17,213	1.0%	67.0%
Net investment income	3,125	2,865	2,194	9.1%	30.6%
Net realized gains (losses)	84	(145)	(420)	NM	(65.5)%
Total revenues	32,243	31,469	18,987	2.5%	65.7%
Losses and loss expenses	18,454	16,052	9,484	15.0%	69.3%
Policy benefits	676	588	543	15.0%	8.3%
Policy acquisition costs	5,781	5,904	2,941	(2.1)%	100.7%
Administrative expenses	2,833	3,081	2,270	(8.0)%	35.7%
Interest expense	607	605	300	0.3%	101.7%
Other (income) expense	(400)	(222)	(51)	80.2%	335.3%
Amortization of purchased intangibles	260	19	171	NM	(88.9)%
Chubb integration expenses	310	492	33	(37.0)%	NM
Total expenses	28,521	26,519	15,691	7.5%	69.0%
Income before income tax	3,722	4,950	3,296	(24.8)%	50.2%
Income tax expense (benefit)	(139)	815	462	NM	76.4%
Net income	$3,861	$4,135	$2,834	(6.6)%	45.9%
NM – not meaningful

(1)
On a constant-dollar basis for the years ended December 31, 2017 and 2016, net premiums written increased $1.1 billion, or 3.9 percent, and $10.8 billion, or 62.3 percent, respectively, and net premiums earned increased $232 million, or 0.8 percent, and $11.9 billion, or 70.3 percent, respectively. Amounts are calculated by translating prior period results using the same local currency rates as the comparable current period.

Net Premiums Written
2017 vs. 2016
Net premiums written reflect the premiums we retain after purchasing reinsurance protection. Consolidated net premiums written increased $1.1 billion in 2017, reflecting growth across most segments. The increase is also due to the timing of the Chubb Corp acquisition in the prior year, which excluded approximately $855 million of production generated prior to the Chubb Corp acquisition close on January 14, 2016 (14-day stub period). On a comparative basis, which includes the 14-day stub period, net premiums written increased $244 million. This increase in premiums was partially offset by merger-related actions of $582 million. Merger-related actions include the cancellation of certain portfolios or lines of business that do not meet our underwriting standards and the purchase of additional reinsurance due to the acquisition of Chubb Corp.

•
Net premiums written in our North America Commercial P&C Insurance segment increased $288 million in 2017. On a comparative basis, which includes the 14-day stub period ($519 million), net premiums written decreased $231 million driven by merger-related actions ($278 million). Excluding these items, net premiums written increased $47 million, or 0.4 percent, as growth, primarily in our risk management and casualty business was offset by declines in property and select components of our financial lines businesses due to competitive market conditions.

•
Net premiums written in our North America Personal P&C Insurance segment increased $380 million in 2017. On a comparative basis, which includes the 14-day stub period ($100 million), net premiums written increased $280 million reflecting both growth across most lines as well as the non-renewal of a quota share treaty in 2017 covering the acquired Fireman's Fund homeowners and automobile businesses ($189 million).

•
Net premiums written in our North America Agricultural Insurance segment increased $188 million in 2017, primarily due to an increase in MPCI production and growth in our Agriculture P&C products. The increase in MPCI premium was driven in part by higher policy count and the year-over-year impact of our update to the MPCI margin estimate which resulted in a smaller cession to the U.S. government in 2016. Under the government's crop insurance profit and loss calculation formulas, we retained more premiums in 2017 as losses were higher compared to 2016.

•
Net premiums written in our Overseas General Insurance segment increased $217 million in 2017, or $220 million on a constant-dollar basis. Excluding the favorable impact of the 14-day stub period ($215 million), unfavorable impact of merger-related accounting policy adjustments in 2016 to align the timing of premium recognition ($126 million) and merger-related actions ($131 million), net premiums written increased $262 million on a constant-dollar basis, driven by growth in personal lines business, primarily from new automobile business written in Latin America, as well as growth across most property and casualty (P&C) lines, primarily in Asia and Latin America.

•
Net premiums written in our Global Reinsurance segment increased $9 million in 2017 primarily due to a $30 million increase in catastrophe reinstatement premiums and the favorable impact of the 14-day stub period ($20 million). These increases were negatively impacted by merger-related actions of $10 million, declining rates and increasing competition.

•
Net premiums written in our Life Insurance segment increased $17 million in 2017 due to growth in our Asian international life operations and Combined Insurance supplemental A&H program business. This growth was partially offset by planned declines in our Latin American operations, reflecting merger-related actions of $37 million, and in our life reinsurance business, which continues to decline as no new business is currently being written.

2016 vs. 2015
Consolidated net premiums written increased $10.4 billion in 2016, primarily due to the Chubb Corp acquisition, which added about $10.8 billion of growth to premiums. This increase in premiums was partially offset by the adverse impact of foreign exchange of $367 million. On a constant-dollar basis, as if legacy ACE and legacy Chubb were one company in 2015 and since the beginning of 2016 (comparative basis), net premiums written decreased $843 million in 2016, primarily driven by merger-related actions ($650 million), including the purchase of additional reinsurance. See below for additional items impacting net premiums written.

•
Net premiums written in our North America Commercial P&C Insurance segment increased $6,025 million in 2016. On a comparative basis, net premiums written decreased $355 million in 2016, principally due to merger-related actions ($241 million). In addition, net premiums decreased due to lower new business written, driven by competitive market conditions and rate declines.

•
Net premiums written in our North America Personal P&C Insurance segment increased $2,961 million in 2016. On a comparative basis, excluding the impact of a number of risk management related actions ($525 million), net premiums written were up 1.3 percent in 2016 due to growth in our high net worth homeowners and auto lines.

•
Net premiums written in our Overseas General Insurance segment increased $1,490 million in 2016, and increased $95 million, on a comparative constant-dollar basis, primarily driven by growth in personal lines, property and casualty lines (P&C), and A&H lines. This increase was partially offset by declines in our business written by Chubb Global Markets and by merger-related actions ($119 million).

•
Net premiums written in our Life Insurance segment increased $126 million in 2016 and increased $32 million on a comparative basis. Growth in our international life operations and in our Combined Insurance Supplemental A&H program business was partially offset by the adverse effect of foreign exchange. Our life reinsurance business continues to decline as there is no new life reinsurance business currently being written. On a constant-dollar basis, production, which includes deposits collected on universal life and investment contracts of $1,006 million in 2016 and $997 million in 2015, increased 6.0 percent.

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

•
Net premiums written in our Global Reinsurance segment decreased $152 million in 2016 and decreased $161 million on a comparative basis, as we maintained underwriting discipline in an environment of declining rates and increasing competition. In addition, the decline in premiums reflects increased cessions of $17 million due to the purchase of additional property catastrophe reinsurance coverage in 2016.

Line of Business
The following table presents a breakdown of consolidated net premiums written by line of business for the years indicated:

						% Change
(in millions of U.S. dollars, except for percentages)	2017	2016	2015	C$(1) 2016	C$ (1) 2017 vs. 2016	C$ (1) % Change ex Merger actions 2017 vs. 2016
Commercial multiple peril (2)	$879	$815	$—	$816	7.7%	8.2%
Commercial casualty	3,638	3,433	2,171	3,434	5.9%	8.5%
Workers' compensation	2,067	2,006	901	2,006	3.0%	7.1%
Professional liability	3,491	3,544	1,516	3,541	(1.4)%	0.1%
Surety	627	584	323	585	7.2%	8.1%
Property and other short-tail lines	3,866	3,856	2,884	3,859	0.2%	3.2%
International other casualty	1,092	1,038	755	1,019	7.2%	9.8%
Total Commercial P&C	15,660	15,276	8,550	15,260	2.6%	5.1%

Agriculture	1,516	1,328	1,346	1,328	14.2%	14.2%

Personal automobile - North America	775	698	219	700	10.7%	10.7%
Personal automobile - International	788	674	700	671	17.4%	18.6%
Personal homeowners	3,302	3,053	937	3,057	8.0%	7.6%
Personal other	1,441	1,399	606	1,402	2.8%	9.3%
Total Personal lines	6,306	5,824	2,462	5,830	8.2%	9.6%
Total Property and Casualty lines	23,482	22,428	12,358	22,418	4.7%	6.8%
Other Lines
Global A&H (3)	4,056	3,970	3,548	3,990	1.7%	3.3%
Reinsurance	685	676	828	670	2.2%	3.7%
Life	1,021	1,071	979	1,077	(5.2)%	(1.8)%
Total consolidated	$29,244	$28,145	$17,713	$28,155	3.9%	5.9%

(1)	On a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency rates as the comparable current period.

(2)	Commercial multiple peril represents retail package business (property and general liability).

(3)
For purposes of this schedule only, A&H results from our Combined North America and International businesses, normally included in the Life Insurance and Overseas General Insurance segments, respectively, as well as the A&H results of our North America Commercial P&C segment, are included in the Global A&H line item above.

On a constant-dollar basis, total consolidated net premiums written, excluding merger actions, increased 5.9 percent in 2017 due to the following:

•
Total commercial P&C net premiums written, excluding merger actions, increased 5.1 percent in 2017 due to growth in our risk management and casualty business as well as growth in Asia and Latin America.

•
Total personal lines net premiums written, excluding merger actions, increased 9.6 percent in 2017 primarily due to new automobile business written in Latin America and the non-renewal of a quota share treaty in 2017.

•
Global A&H lines, excluding merger actions, increased 3.3 percent in 2017 due to growth in North America, Latin America and Asia, as well as in our Combined Insurance Supplemental A&H program business.

•
Reinsurance lines, excluding merger actions, increased 3.7 percent in 2017 primarily due to increased catastrophe reinstatement premiums, partially offset by declining rates and increasing competition.

Net Premiums Earned
2017 vs. 2016
Net premiums earned for short-duration contracts, typically P&C contracts, generally reflect the portion of net premiums written that were recorded as revenues for the period as the exposure periods expire. Net premiums earned for long-duration contracts, typically traditional life contracts, generally are recognized as earned when due from policyholders. Net premiums earned increased $285 million, or $232 million on a constant-dollar basis in 2017, primarily due to the same factors driving the increase in net premiums written as described above.

The prior year excluded approximately $391 million of premiums earned in the 14-day stub period. On a comparative constant-dollar basis, which includes the 14-day stub period, net premiums earned decreased $159 million as growth was more than offset by merger-related actions.

2016 vs. 2015
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

The following table presents the components of the combined ratio:

	2017	2016	2015
Loss and loss expense ratio	65.8%	57.7%	58.1%
Policy acquisition cost ratio	19.5%	20.2%	16.1%
Administrative expense ratio	9.4%	10.4%	13.1%
Combined ratio	94.7%	88.3%	87.3%
The following table presents pre-tax catastrophe losses and pre-tax favorable prior period development, net of related reinstatement premiums:

(in millions of U.S dollars)	2017	2016	2015
Catastrophe losses, pre-tax	$2,753	$1,067	$321
Favorable prior period development net of related reinstatement premiums, pre-tax	$829	$1,135	$546

We generally define catastrophe loss events consistent with the definition of the Property Claims Service (PCS) for events in the U.S. and Canada. PCS defines a catastrophe as an event that causes damage of $25 million or more in insured property losses and affects a significant number of insureds. For events outside of the U.S. and Canada, we generally use a similar definition. The following table presents the break out of catastrophe losses for the twelve months ended December 31, 2017, by segment, net of reinsurance as well as reinstatement premiums (RIPs) collected (expensed):

	Catastrophe Loss Charge by Event
	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Total excluding RIPs	RIPs collected (expensed)	Total including RIPs

(in millions of U.S. dollars)
Net losses
N. California wildfires	$61	$151	$—	$2	$42	$256	$(21)	$277
S. California wildfires	23	134	—	—	—	157	—	157
Hurricane Harvey	391	175	1	40	48	655	5	650
Hurricane Irma	464	206	2	79	159	910	30	880
Hurricane Maria	50	—	—	89	55	194	(7)	201
Mexico Earthquakes	—	—	—	25	—	25	—	25
Other	231	205	15	96	9	556	—	556
Total	$1,220	$871	$18	$331	$313	$2,753
Reinstatement premium collected (expensed)	(4)	(22)	—	(4)	37		7
Total before income tax	$1,224	$893	$18	$335	$276			$2,746
Catastrophe losses through December 31, 2016 included severe weather-related events in the U.S., including Hurricane Matthew, severe weather-related events in Europe, a wildfire in Canada, and earthquakes in Ecuador and New Zealand. Catastrophe losses through December 31, 2015 included severe weather-related events in the U.S. and Asia, a chemical storage facility explosion in Tianjin, China, a hailstorm in Australia, and flooding and an earthquake in Chile.

Prior period development (PPD) arises from changes to loss estimates recognized in the current year that relate to loss events that occurred in previous calendar years and excludes the effect of losses from the development of earned premium from previous accident years. Favorable prior period development was $829 million in 2017 compared to $1,135 million in the prior year, a decline of $306 million, pre-tax primarily reflecting favorable prior accident year loss activity, though at a reduced level from 2016. In addition, 2017 included higher adverse development related to asbestos, environmental, and other run-off liabilities compared to the prior year. Refer to the Prior Period Development section in Note 7 to the Consolidated Financial Statements for additional information.

The loss ratio numerator includes losses and loss expenses adjusted to exclude catastrophe losses and PPD. The loss ratio denominator includes net premiums earned adjusted to exclude the amount of reinstatement premiums (expensed) collected. Reinstatement premiums are additional fully-earned, prorated premiums payable to reinsurers to restore coverage that has been reduced by reinsurance loss payments. In periods where there are adjustments on loss sensitive policies, these adjustments are excluded from PPD and net premiums earned when calculating this ratio. We believe that excluding the impact of catastrophe losses and PPD provides a better evaluation of our underwriting performance and enhances the understanding of the trends in our property & casualty business that may be obscured by these items.

The following table presents the current accident year loss and loss expense ratio, excluding catastrophe losses and related reinstatement premiums ("CAY loss ratio excluding catastrophe losses"):

	2017	2016	2015
Loss and loss expense ratio	65.8%	57.7%	58.1%
Catastrophe losses and related reinstatement premiums	(10.2)%	(4.0)%	(2.1)%
Prior period development net of related reinstatement premiums	3.2%	4.3%	3.6%
Current accident year loss and loss expense ratio excluding catastrophe losses	58.8%	58.0%	59.6%

2017 vs. 2016
The CAY loss ratio excluding catastrophe losses increased 0.8 percentage points in 2017, primarily due to the following:

•
Higher non-catastrophe large losses in property lines and mix of business in our Major Accounts division in our North America Commercial P&C Insurance segment, driven by growth in casualty lines which have a higher loss ratio and declines in property lines which have a lower loss ratio (0.4 percentage points);

•	Higher non-catastrophe large losses in our North America Personal P&C Insurance segment (0.2 percentage point);

•
An updated allocation that more appropriately classified certain claims-related expenses as loss adjustment expenses (previously reported as administrative expenses). This updated allocation increased loss adjustment expenses (0.4 percentage points), with an offsetting decrease to administrative expenses;

•	Partially offset by integration-related claims handling expense savings realized of $128 million (0.5 percentage points).

Policy acquisition costs consist of commissions, premium taxes, and certain underwriting costs directly related to the successful acquisition of a new or renewal insurance contract. Our policy acquisition cost ratio decreased 0.7 percentage points in 2017, compared to the prior year period, which included a net unfavorable impact of purchase accounting adjustments related to the Chubb Corp acquisition (0.7 percentage points). The decrease was also due to integration-related expense savings realized (0.2 percentage points),which was offset by a change in the mix of business, principally in our Overseas General Insurance segment, and the non-renewal of the Fireman's Fund quota share treaty.

Our administrative expense ratio decreased 1.0 percentage point in 2017, primarily due to integration-related expense savings realized as a result of the Chubb Corp acquisition of $262 million (1.0 percentage point), lower employee benefit-related expenses (0.7 percentage points), and the updated loss expenses and administrative expenses allocation as noted above (0.4 percentage points), partially offset by the impact of merit-based salary increases, inflation, and increased spending to support growth.

2016 vs. 2015
The CAY loss ratio excluding catastrophe losses decreased 1.6 percentage points in 2016, primarily due to the net favorable impact of the Chubb Corp acquisition which experienced a relatively lower loss ratio in our North America P&C businesses but experienced a higher loss ratio in our international business. The current year also included claims handling expense savings realized in connection with the integration of Chubb Corp of $60 million (0.2 percentage points).

On a comparative basis, the CAY loss ratio excluding catastrophe losses decreased 0.1 percentage points in 2016.

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

On a comparative basis, the policy acquisition cost ratio increased 0.3 percentage points in 2016, primarily due to the impact of the Fireman’s Fund acquisition in 2015 which favorably impacted the prior year ratio by 0.4 percentage points.

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

On a comparative basis, our administrative expense ratio decreased 0.5 percentage points in 2016, primarily due to cost savings realized as a result of the Chubb Corp acquisition and the one-time pension curtailment benefit, as discussed above, partially offset by increased spending to support growth initiatives.

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

Policy benefits were $676 million, $588 million and $543 million in 2017, 2016 and 2015, respectively, which included separate account liabilities losses (gains) of $97 million, $11 million and $(19) million, respectively. The offsetting movements of these liabilities are recorded in Other income (expense) on the Consolidated statement of operations. Excluding the separate account gains and losses, Policy benefits were $579 million in 2017, compared with $577 million and $562 million in 2016 and 2015, respectively.

Refer to the Corporate results section below for information on Net investment income, Interest expense, and Income tax expense.

Integration-Related Savings
Integration-related savings realized were $152 million, $177 million, $201 million, and $236 million for the first, second, third, and fourth quarters of 2017, respectively. Integration-related savings of $236 million in the fourth quarter of 2017 included savings realized of $71 million in Losses and loss expenses, $32 million in Policy acquisition costs, $130 million in Administrative expenses, and $3 million in Net investment income.

The following table presents consolidated integration-related savings realized by segment and income statement line item:

	Years Ended December 31
	North America Commercial P&C Insurance	North America Personal P&C Insurance	Overseas General Insurance	Global Reinsurance	Corporate	Total P&C	Life Insurance	Consolidated
2017
(in millions of U.S. dollars)
Losses and loss expenses	$102	$37	$49	$—	$—	$188	$—	$188
Policy acquisition costs	40	13	34	—	—	87	—	87
Administrative expenses	169	67	182	2	59	479	6	485
Net investment income	3	2	—	—	1	6	—	6
Total	$314	$119	$265	$2	$60	$760	$6	$766
2016
Losses and loss expenses	$34	$15	$11	$—	$—	$60	$—	$60
Policy acquisition costs	19	6	12	—	—	37	—	37
Administrative expenses	91	38	66	1	25	221	2	223
Net investment income	2	2	—	—	1	5	—	5
Total	$146	$61	$89	$1	$26	$323	$2	$325
Incremental Change
Losses and loss expenses	$68	$22	$38	$—	$—	$128	$—	$128
Policy acquisition costs	21	7	22	—	—	50	—	50
Administrative expenses	78	29	116	1	34	258	4	262
Net investment income	1	—	—	—	—	1	—	1
Total	$168	$58	$176	$1	$34	$437	$4	$441

Segment Operating Results – Years Ended December 31, 2017, 2016, and 2015

We operate through six business segments: North America Commercial P&C Insurance, North America Personal P&C Insurance, North America Agricultural Insurance, Overseas General Insurance, Global Reinsurance, and Life Insurance. In addition, the results of all run-off asbestos and environmental (A&E) exposures, the results of our run-off Brandywine business, the results of Westchester specialty operations for 1996 and prior years, and certain other run-off exposures are presented within Corporate.

North America Commercial P&C Insurance

The North America Commercial P&C Insurance segment comprises operations that provide property and casualty (P&C) insurance and services to large, middle market, and small commercial businesses in the U.S., Canada, and Bermuda. This segment includes our North America Major Accounts and Specialty Insurance division (principally large corporate accounts and wholesale business), and the North America Commercial Insurance division (principally middle market and small commercial accounts).

				% Change
(in millions of U.S. dollars, except for percentages)	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
Net premiums written	$12,028	$11,740	$5,715	2.5%		105.4%
Net premiums earned	12,191	12,217	5,634	(0.2)%		116.9%
Losses and loss expenses	8,287	7,439	3,661	11.4%		103.2%
Policy acquisition costs	1,873	2,023	531	(7.4)%		281.0%
Administrative expenses	981	1,125	621	(12.8)%		81.2%
Underwriting income	1,050	1,630	821	(35.6)%		98.5%
Net investment income	1,961	1,860	1,032	5.4%		80.2%
Other (income) expense	1	(2)	(7)	NM		(71.4)%
Segment income	$3,010	$3,492	$1,860	(13.8)%		87.7%
Loss and loss expense ratio	68.0%	60.9%	65.0%	7.1	pts	(4.1)	pts
Policy acquisition cost ratio	15.4%	16.6%	9.4%	(1.2)	pts	7.2	pts
Administrative expense ratio	8.0%	9.2%	11.0%	(1.2)	pts	(1.8)	pts
Combined ratio	91.4%	86.7%	85.4%	4.7	pts	1.3	pts
NM – not meaningful

Premiums
2017 vs. 2016
Net premiums written increased $288 million in 2017 due to the timing of the Chubb Corp acquisition in 2016. Approximately $519 million of production was generated prior to the acquisition close on January 14, 2016 (14-day stub period). On a comparative basis, which includes the 14-day stub period, net premiums written, excluding merger-related actions of $278 million, increased $47 million, or 0.4 percent, as growth, primarily in our risk management and casualty business was offset by declines in property and select components of our financial lines businesses due to competitive market conditions.

Net premiums earned decreased $26 million in 2017. On a comparative basis, which includes the 14-day stub period ($208 million), net premiums earned decreased $234 million driven primarily by merger-related actions.

2016 vs. 2015
Net premiums written increased $6,025 million in 2016 primarily due to the Chubb Corp acquisition which added about $5.9 billion in premiums to this segment.

On a comparative basis (refer to non-GAAP section), net premiums written declined $355 million in 2016, principally reflecting merger-related actions ($241 million) which decreased premiums, and lower new business written, driven by competitive market conditions and rate declines, particularly in our property and financial lines. Partially offsetting the decline was growth in our global risk management and workers' compensation lines reflecting new business and strong renewal retention.

Net premiums earned increased $6,583 million in 2016 primarily due to the Chubb Corp acquisition which added about $6.5 billion in earned premiums. On a comparative basis, net premiums earned decreased $59 million primarily due to the same factors driving the decrease in net premiums written as described above, partially offset by the earning in of prior year premium growth.

Combined Ratio
The following table presents pre-tax catastrophe losses and pre-tax favorable prior period development net of related reinstatement premiums:

(in millions of U.S. dollars)	2017	2016	2015
Catastrophe losses, pre-tax	$1,220	$448	$85
Favorable prior period development net of related reinstatement premiums, pre-tax	$746	$778	$264

Catastrophe losses were primarily from the following events:

•	2017: Hurricane Irma, Hurricane Harvey, Hurricane Maria and severe weather-related events in the U.S., including California wildfires

•	2016: severe weather-related events in the U.S., including Hurricane Matthew, and a wildfire in Canada

•	2015: severe-weather related events in the U.S., a Mexican hurricane, and civil unrest in Baltimore, Maryland

The following table presents the current accident year loss and loss expense ratio, excluding catastrophe losses and related reinstatement premiums ("CAY loss ratio excluding catastrophe losses"):

	2017	2016	2015
Loss and loss expense ratio	68.0%	60.9%	65.0%
Catastrophe losses and related reinstatement premiums	(10.0)%	(3.7)%	(1.5)%
Prior period development net of related reinstatement premiums	6.3%	6.5%	4.7%
Current accident year loss and loss expense ratio excluding catastrophe losses	64.3%	63.7%	68.2%

2017 vs. 2016
The CAY loss ratio excluding catastrophe losses increased 0.6 percentage points for 2017, primarily due to mix of business in our Major Accounts division, driven by growth in casualty lines which have a higher loss ratio and declines in property lines which have a lower loss ratio, as well as an updated allocation that more appropriately classified certain claims-related expenses as loss adjustment expenses (previously reported as administrative expenses). This updated allocation increased loss adjustment expenses (0.6 percentage points for 2017) with an offsetting decrease to administrative expenses. This increase was partially offset by integration-related expense savings realized of $68 million (0.5 percentage points).

The policy acquisition cost ratio decreased 1.2 percentage points in 2017, compared to the prior year which included the net unfavorable impact of initial year purchase accounting adjustments related to the Chubb Corp acquisition (1.1 percentage points). Excluding this item, the policy acquisition cost ratio decreased 0.1 percentage points primarily due to integration-related expense savings realized of $21 million.

The administrative expense ratio decreased 1.2 percentage points in 2017 primarily reflecting integration-related expense savings realized of $78 million (0.7 percentage points), lower employee benefit-related expenses of $107 million (0.9 percentage points), and the updated loss expenses and administrative expenses allocation as noted above (0.6 percentage points for 2017), partially offset by the impact of merit-based salary increases, inflation, and increased spending to support growth.
2016 vs. 2015
The CAY loss ratio excluding catastrophe losses decreased 4.5 percentage points in 2016, primarily due to the addition of the Chubb Corp business, which experienced a lower loss ratio. On a comparative basis, CAY loss ratio excluding catastrophe losses increased 0.8 percentage points in 2016, primarily due to lower non-catastrophe losses in the prior year, partially offset by integration related claims handling expense savings realized of $34 million (0.3 percentage points).

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

The normal impact of initial year purchase accounting adjustments related to the Chubb Corp acquisition includes a fair value adjustment for the unearned premiums at the date of the purchase. This adjustment is then amortized into policy acquisition costs. Partially offsetting this is a favorable impact related to the recognition of the acquired unearned premiums without having to recognize the associated policy acquisition costs. The net impact of these purchase accounting adjustments was an increase to policy acquisition costs of $130 million (1.1 percentage points) in 2016, which did not recur in 2017. In addition, the reclassification described above resulted in a $129 million (1.1 percentage points of the ratio) increase to policy acquisition costs in 2016 with an offsetting decrease to administrative expenses.

On a comparative basis, which excludes purchase accounting adjustments, the policy acquisition cost ratio decreased 0.4 percentage points in 2016, primarily due to integration related savings realized as described above.
The administrative expense ratio decreased 1.8 percentage points in 2016 due to the $129 million reclassification noted above which decreased the administrative expense ratio by 1.1 percentage points, and the inclusion of the Chubb Corp businesses which carried a lower administrative expense ratio, partially offset by increased spending to support growth.
On a comparative basis, the administrative expense ratio decreased 0.2 percentage points in 2016, as cost savings realized of $91 million (0.7 percentage points) were partially offset by increased spending to support growth.

North America Personal P&C Insurance
The North America Personal P&C Insurance segment comprises operations that provide high net worth personal lines products, including homeowners and complementary products such as valuable articles, excess liability, automobile, and recreational marine insurance and services in the U.S. and Canada.

				% Change
(in millions of U.S. dollars, except for percentages)	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
Net premiums written	$4,533	$4,153	$1,192	9.1%		248.4%
Net premiums earned	4,399	4,319	948	1.9%		355.5%
Losses and loss expenses	3,265	2,558	590	27.6%		333.6%
Policy acquisition costs	899	966	69	(6.9)%		NM
Administrative expenses	264	363	123	(27.3)%		195.1%
Underwriting income (loss)	(29)	432	166	NM		160.2%
Net investment income	226	207	25	9.2%		NM
Other (income) expense	4	6	2	(33.3)%		200.0%
Amortization of purchased intangibles	16	19	78	(15.8)%		(75.6)%
Segment income	$177	$614	$111	(71.2)%		453.2%
Loss and loss expense ratio	74.2%	59.2%	62.3%	15.0	pts	(3.1)	pts
Policy acquisition cost ratio	20.4%	22.4%	7.3%	(2.0)	pts	15.1	pts
Administrative expense ratio	6.1%	8.4%	13.0%	(2.3)	pts	(4.6)	pts
Combined ratio	100.7%	90.0%	82.6%	10.7	pts	7.4	pts
NM – not meaningful

Premiums
2017 vs. 2016
Net premiums written increased $380 million in 2017. On a comparative basis, which includes the 14-day stub period ($100 million), net premiums written increased $280 million reflecting both growth across most lines as well as the non-renewal of a quota share treaty in 2017 covering the acquired Fireman's Fund homeowners and automobile businesses ($189 million).

Net premiums earned increased $80 million, primarily due to the factors described above.

2016 vs. 2015
Net premiums written increased $2,961 million in 2016. On a comparative basis, excluding the impact of a number of risk management related actions ($525 million), net premiums written were up 1.3 percent in 2016 due to growth in our high net worth homeowners and auto lines.
Net premiums earned increased $3,371 million in 2016 primarily due to the Chubb Corp acquisition. On a comparative basis, net premiums earned decreased slightly in 2016.

Combined Ratio
The following table presents pre-tax catastrophe losses and pre-tax unfavorable prior period development:

(in millions of U.S. dollars)	2017	2016	2015
Catastrophe losses, pre-tax	$871	$326	$63
Unfavorable prior period development net of related reinstatement premiums, pre-tax	$(69)	$(27)	$(25)

Catastrophe losses were primarily from the following events:

•	2017: Hurricane Harvey, Hurricane Irma, and severe weather-related events in the U.S., including California wildfires

•	2016: severe weather-related events in the U.S., including Hurricane Matthew

•	2015: severe weather-related events in the U.S., including the California wildfires

The following table presents the current accident year loss and loss expense ratio, excluding catastrophe losses and related reinstatement premiums ("CAY loss ratio excluding catastrophe losses"):

	2017	2016	2015
Loss and loss expense ratio	74.2%	59.2%	62.3%
Catastrophe losses and related reinstatement premiums	(20.1)%	(7.5)%	(6.7)%
Prior period development net of related reinstatement premiums	(1.5)%	(0.7)%	(2.7)%
Current accident year loss and loss expense ratio excluding catastrophe losses	52.6%	51.0%	52.9%

2017 vs. 2016
The CAY loss ratio excluding catastrophe losses increased 1.6 percentage points in 2017, primarily due to higher non-catastrophe large losses (1.2 percentage points), as well as an updated allocation that more appropriately classified certain claims-related expenses as loss adjustment expenses (previously reported as administrative expenses). This updated allocation increased loss adjustment expenses (0.5 percentage points), with an offsetting decrease to administrative expenses. This increase was partially offset by integration-related claims handling expense savings realized of $22 million (0.5 percentage points).

The policy acquisition cost ratio decreased 2.0 percentage points in 2017 compared to the prior year which included the net unfavorable impact from purchase accounting adjustments (1.9 percentage points) related to the Chubb Corp acquisition. Excluding this adjustment, the policy acquisition cost ratio remained flat as the increase related to the non-renewal of the Fireman's Fund quota share treaty which had a higher ceded acquisition cost ratio was offset by integration-related expense savings realized of $7 million (0.2 percentage points).

The administrative expense ratio decreased 2.3 percentage points in 2017, due to integration-related expense savings realized of $29 million (0.7 percentage points), lower employee benefit-related expenses of $42 million (0.9 percentage points), and the updated loss expenses and administrative expenses allocation as noted above (0.5 percentage points).

2016 vs. 2015
The CAY loss ratio excluding catastrophe losses decreased 1.9 percentage points in 2016 primarily due to the addition of the Chubb Corp business, which experienced a lower loss ratio. On a comparative basis, CAY loss ratio excluding catastrophe losses decreased 0.8 percentage points reflecting lower non-catastrophe weather related losses and integration related claims handling expense savings of $15 million (0.3 percentage points).

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

On a comparative basis, which excludes purchase accounting adjustments related to the Chubb Corp acquisition, the policy acquisition cost ratio increased 0.9 percentage points in 2016, primarily due to our Fireman's Fund acquisition in the prior year which favorably impacted the prior year policy acquisition cost ratio by $100 million (2.2 percentage points). This increase was partially offset by the favorable impact of the ceded commission benefits related to the additional reinsurance purchased in 2016.

The administrative expense ratio decreased 4.6 percentage points in 2016, primarily due to the Chubb Corp acquisition which carried a lower administrative expense ratio.

On a comparative basis, the administrative expense ratio remained flat as cost savings realized as a result of the Chubb Corp acquisition of $38 million (0.9 percentage points) were offset by increased spending to support growth.

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

				% Change
(in millions of U.S. dollars, except for percentages)	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
Net premiums written	$1,516	$1,328	$1,346	14.2%		(1.3)%
Net premiums earned	1,508	1,316	1,364	14.6%		(3.6)%
Losses and loss expenses (1)	1,043	898	1,097	16.1%		(18.1)%
Policy acquisition costs	81	83	69	(2.4)%		20.3%
Administrative expenses	(8)	(6)	1	33.3%		NM
Underwriting income	392	341	197	15.0%		73.1%
Net investment income	25	20	23	25.0%		(13.0)%
Other (income) expense	2	1	1	100.0%		—
Amortization of purchased intangibles	29	29	30	—		(3.3)%
Segment income	$386	$331	$189	16.6%		75.1%
Loss and loss expense ratio	69.2%	68.3%	80.4%	0.9	pts	(12.1)	pts
Policy acquisition cost ratio	5.4%	6.3%	5.1%	(0.9)	pts	1.2	pts
Administrative expense ratio	(0.6)%	(0.5)%	—	(0.1)	pts	(0.5)	pts
Combined ratio	74.0%	74.1%	85.5%	(0.1)	pts	(11.4)	pts
NM – not meaningful

(1)
Gains (losses) on crop derivatives were $(7) million, $(5) million, and $(9) million in 2017, 2016, and 2015, respectively. These gains (losses) are included in Net realized gains (losses) in our Consolidated statements of operations but are reclassified to Losses and loss expenses for purposes of presenting North America Agricultural Insurance underwriting income.

Premiums
2017 vs 2016
Net premiums written increased $188 million in 2017, primarily due to an increase in MPCI production and growth in our Agriculture P&C products. The increase in MPCI premium was driven in part by higher policy count and the year over year impact of our update to the MPCI margin estimate which resulted in a smaller cession to the U.S. government. Under the government's crop insurance profit and loss calculation formulas, we retained more premiums in 2017 as losses were higher compared to 2016.

Net premiums earned increased $192 million in 2017, due to the factors described above.

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

Underwriting income increased $144 million in 2016 primarily due to the favorable revision to the 2016 crop year margin estimate reflecting a combination of better than average yields and less than expected movement in price between base price and harvest price this year.

Combined Ratio
The following table presents pre-tax catastrophe losses and pre-tax favorable prior period development net of related reinstatement premiums:

(in millions of U.S. dollars)	2017	2016	2015
Catastrophe losses, pre-tax	$18	$19	$9
Favorable prior period development net of related reinstatement premiums, pre-tax	$119	$72	$45

Catastrophe losses in 2017, 2016, and 2015 were primarily from our farm, ranch and specialty P&C business. Net favorable prior period development was $119 million, $72 million, and $45 million in 2017, 2016, and 2015, respectively. For 2017, the prior period development amount included $174 million of favorable incurred losses and $11 million of lower acquisition costs due to lower than expected MPCI losses for the 2016 crop year, partially offset by a $66 million decrease in net premiums earned related to the MPCI profit and loss calculation formula. For 2016, the prior period development amount included $99 million of favorable incurred losses due to lower than expected MPCI losses for the 2015 crop year, partially offset by $52 million of unfavorable decrease in net premiums earned related to the government’s crop insurance profit and loss calculation formulas. Also included in prior period development, but not impacting the loss and loss expense ratio was a $12 million favorable benefit of ceded profit share commissions earned from third-party reinsurers.

The following table presents the current accident year loss and loss expense ratio, excluding catastrophe losses and related reinstatement premiums ("CAY loss ratio excluding catastrophe losses"):

	2017	2016	2015
Loss and loss expense ratio	69.2%	68.3%	80.4%
Catastrophe losses and related reinstatement premiums	(1.2)%	(1.5)%	(0.7)%
Prior period development net of related reinstatement premiums	8.2%	5.6%	3.1%
Current accident year loss and loss expense ratio excluding catastrophe losses	76.2%	72.4%	82.8%

2017 vs 2016
The CAY loss ratio excluding catastrophe losses increased 3.8 percentage points in 2017 reflecting the revision to the 2017 crop year margin estimate as discussed above.

The policy acquisition cost ratio decreased 0.9 percentage point in 2017, primarily due to lower direct commissions in the current year and an increase in MPCI net premiums earned.

The administrative expense ratio remained relatively flat in 2017.

2016 vs 2015
The CAY loss ratio excluding catastrophe losses decreased 10.4 percentage points in 2016 reflecting the revision to the 2016 crop year margin estimate as discussed above.

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

Overseas General Insurance

Overseas General Insurance segment comprises Chubb International and Chubb Global Markets (CGM). Chubb International comprises our commercial P&C traditional and specialty lines serving large corporations, middle market and small customers, A&H and traditional and specialty personal lines business serving local territories outside the U.S., Bermuda, and Canada. CGM, our London-based international commercial P&C excess and surplus lines business, includes Lloyd's of London (Lloyd's) Syndicate 2488. Chubb provides funds at Lloyd's to support underwriting by Syndicate 2488 which is managed by Chubb Underwriting Agencies Limited.

				% Change
(in millions of U.S. dollars, except for percentages)	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
Net premiums written (1)	$8,341	$8,124	$6,634	2.7%		22.5%
Net premiums earned	8,131	8,132	6,471	—		25.7%
Losses and loss expenses	4,281	4,005	3,052	6.9%		31.2%
Policy acquisition costs	2,221	2,136	1,581	4.0%		35.1%
Administrative expenses	982	1,057	997	(7.1)%		6.0%
Underwriting income (2)	647	934	841	(30.7)%		11.1%
Net investment income	610	600	534	1.7%		12.4%
Other (income) expense	(4)	(11)	(17)	(63.6)%		(35.3)%
Amortization of purchased intangibles	45	48	61	(6.3)%		(21.3)%
Segment income	$1,216	$1,497	$1,331	(18.8)%		12.5%
Loss and loss expense ratio	52.6%	49.3%	47.2%	3.3	pts.	2.1	pts.
Policy acquisition cost ratio	27.3%	26.3%	24.4%	1.0	pt.	1.9	pts.
Administrative expense ratio	12.1%	12.9%	15.4%	(0.8)	pts.	(2.5)	pts.
Combined ratio	92.0%	88.5%	87.0%	3.5	pts.	1.5	pts.

(1)
On a constant-dollar basis, for the years ended December 31, 2017 and 2016, net premiums written increased $220 million, or 2.7 percent, and increased $1,792 million, or 28.3 percent, respectively. Amounts are calculated by translating prior period results using the same local currency rates as the comparable current period.

(2)
On a constant-dollar basis, for the years ended December 31, 2017 and 2016, underwriting income decreased $310 million, or 32.3 percent, and increased $115 million or 14.1 percent, respectively. Amounts are calculated by translating prior period results using the same local currency rates as the comparable current period.

Premiums
2017 vs. 2016
Net premiums written increased $217 million in 2017, or $220 million on constant-dollar basis. Excluding the favorable impact of the 14-day stub period ($215 million), adverse impact of merger-related accounting policy adjustments in 2016 to align the timing of premium recognition ($126 million) and merger-related actions ($131 million), net premiums written increased $262 million on a constant-dollar basis, driven by growth in personal lines business, primarily from new automobile business written in Latin America, as well as growth across most property and casualty (P&C) lines, primarily in Asia and Latin America.
Net premiums earned remained flat in 2017, and decreased $31 million on a constant-dollar basis, primarily due to a higher mix of multi-year policies written in the current year in comparison to the growth in net premiums written, as well as from the merger-related actions described above. These decreases were partially offset by the favorable impact of the 14-day stub period, as noted above.

2016 vs. 2015
Net premiums written increased $1,490 million in 2016, primarily due to the impact of the Chubb Corp acquisition, which added about $1.5 billion of growth in premiums. This increase was partially offset by the adverse impact of foreign exchange which decreased premiums by $302 million in 2016.

In 2016, net premiums written increased $95 million, on a constant-dollar comparative basis, primarily driven by growth in personal lines, property and casualty lines (P&C), and A&H lines, partially offset by declines in our business written by Chubb Global Markets. Personal lines and P&C growth was primarily in Europe and Asia. Growth in personal lines was negatively impacted by our decision to exit the legacy Chubb Brazilian high net worth automobile business due to competitive market conditions. Growth in P&C was partially offset by declines in Latin America, reflecting economic conditions. A&H lines growth was driven by new business, primarily in Latin America and Asia. Additionally, growth was partially offset by merger-related actions ($119 million).
Net premiums earned increased $1,661 million in 2016, and increased $81 million on a constant-dollar comparative basis, primarily due to the same factors driving the movements in net premiums written as described above.
Overseas General Insurance conducts business internationally and in most major foreign currencies. The following tables present a regional breakdown of Overseas General Insurance net premiums written:

					% Change
(in millions of U.S. dollars, except for percentages)	2017	2016	2015	C$ (1) 2016	2017 vs. 2016	C$ (1) 2017 vs. 2016	2016 vs. 2015
Region
Europe	$3,281	$3,227	$2,508	$3,162	1.7%	3.8%	28.7%
Latin America	2,108	1,992	1,767	2,044	5.8%	3.1%	12.7%
Asia	2,596	2,537	1,963	2,549	2.3%	1.8%	29.2%
Other (2)	356	368	396	366	(3.3)%	(2.7)%	(7.1)%
Net premiums written	$8,341	$8,124	$6,634	$8,121	2.7%	2.7%	22.5%
	2017 % of Total	2016 % of Total	2015 % of total
Region
Europe	40%	40%	38%
Latin America	25%	25%	27%
Asia	31%	31%	30%
Other (2)	4%	4%	5%
Net premiums written	100%	100%	100%
(1) On a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency rates as the comparable current period.
(2) Comprises Combined International, Eurasia and Africa region, and other international.

Combined Ratio
The following table presents pre-tax catastrophe losses and pre-tax favorable prior period development net of related reinstatement premiums:

(in millions of U.S. dollars)	2017	2016	2015
Catastrophe losses, pre-tax	$331	$183	$142
Favorable prior period development net of related reinstatement premiums, pre-tax	$252	$423	$343

Catastrophe losses were primarily from the following events:

•	2017: Hurricane Maria, Hurricane Harvey, Hurricane Irma, Earthquakes in Mexico, Cyclone Debbie in Australia, and flooding in Latin America

•	2016: severe weather related events in Europe, earthquakes in Ecuador and New Zealand, and flooding in the U.K.

•	2015: a chemical storage facility explosion in Tianjin, China, a hailstorm in Australia, flooding and an earthquake in Chile, and severe storms in the U.K. and Asia

The following table presents the current accident year loss and loss expense ratio, excluding catastrophe losses and related reinstatement premiums ("CAY loss ratio excluding catastrophe losses"):

	2017	2016	2015.
Loss and loss expense ratio	52.6%	49.3%	47.2%
Catastrophe losses and related reinstatement premiums	(4.0)%	(2.3)%	(2.2)%
Prior period development net of related reinstatement premiums	3.1%	5.2%	5.3%
Current accident year loss and loss expense ratio excluding catastrophe losses	51.7%	52.2%	50.3%

2017 vs. 2016
The CAY loss ratio excluding catastrophe losses decreased 0.5 percentage points in 2017, primarily due to a change in the mix of business (0.5 percentage points) towards products and regions that have a lower loss ratio and a higher acquisition cost ratio and integration-related claims handling expense savings realized of $38 million (0.5 percentage points), partially offset by a higher non-catastrophe large losses in the current year (0.2 percentage points).
The policy acquisition cost ratio increased 1.0 percentage point in 2017, compared to the prior year periods, which included the net favorable impact of initial year purchase accounting adjustments related to the Chubb Corp acquisition (0.3 percentage points). Excluding this item, the policy acquisition cost ratio increased 0.7 percentage points for the twelve months ended December 31, 2017, primarily due to a change in the mix of business (0.4 percentage points) towards products and regions within personal lines which have a higher acquisition cost ratio and a lower loss ratio. In addition, the adverse impact of aligning accounting policy after the Chubb Corp acquisition in the prior year increased the policy acquisition ratio by 0.2 percentage points. These increases were partially offset by integration-related expense savings realized of $22 million (0.3 percentage points).
The administrative expense ratio decreased 0.8 percentage points in 2017, primarily due to integration-related expense savings realized of $116 million (1.4 percentage points). This decrease was partially offset by the impact of merit-based salary increases, inflation, and increased spending to support growth initiatives.

2016 vs. 2015
The CAY loss ratio excluding catastrophe losses increased 1.9 percentage points in 2016, primarily due to the Chubb Corp acquisition which experienced a higher loss ratio.

On a comparative basis (refer to non-GAAP section), the CAY loss ratio excluding catastrophe losses increased 0.5 percentage points in 2016, primarily due to a lower level of short-tail large losses in the prior year.
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
On a comparative basis, which excludes purchase accounting adjustments related to the Chubb Corp acquisition, the policy acquisition cost ratio increased 0.8 percentage points in 2016, due to a shift in the mix of business away from E&S lines, which carry a lower acquisition cost ratio, towards more personal lines products which carry a higher acquisition cost ratio.
The administrative expense ratio decreased 2.5 percentage points in 2016, due to the $144 million (1.8 percentage points) reclassification noted above, and cost savings realized as a result of the Chubb Corp acquisition of $66 million (0.8 percentage points).
On a comparative basis, the administrative expense ratio decreased 1.0 percentage points in 2016, primarily due to cost savings realized as a result of the Chubb Corp acquisition as noted above.

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

				% Change
(in millions of U.S. dollars, except for percentages)	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
Net premiums written	$685	$676	$828	1.4%		(18.4)%
Net premiums earned	704	710	849	(0.7)%		(16.5)%
Losses and loss expenses	561	325	290	72.6%		12.1%
Policy acquisition costs	177	187	214	(5.3)%		(12.6)%
Administrative expenses	44	52	49	(15.4)%		6.1%
Underwriting income (loss)	(78)	146	296	NM		(50.7)%
Net investment income	273	263	300	3.8%		(12.3)%
Other (income) expense	(1)	(4)	(6)	(75.0)%		(33.3)%
Segment income	$196	$413	$602	(52.5)%		(31.4)%
Loss and loss expense ratio	79.8%	45.7%	34.2%	34.1	pts.	11.5	pts.
Policy acquisition cost ratio	25.1%	26.3%	25.2%	(1.2)	pts.	1.1	pts.
Administrative expense ratio	6.3%	7.5%	5.8%	(1.2)	pts.	1.7	pts.
Combined ratio	111.2%	79.5%	65.2%	31.7	pts.	14.3	pts.
NM – not meaningful

Premiums
2017 vs. 2016
Net premiums written increased $9 million in 2017 primarily due to a $30 million increase in catastrophe reinstatement premiums and the timing of the Chubb Corp acquisition which excluded approximately $20 million of production generated prior to the Chubb Corp acquisition close on January 14, 2016 (14-day stub period). These increases were negatively impacted by merger-related actions of $10 million, declining rates and increasing competition.

Net premiums earned were about flat in 2017, which is approximately in line with the modest increase in net premiums written.

2016 vs. 2015
Net premiums written decreased $152 million in 2016 as we maintained underwriting discipline in an environment of declining rates and increasing competition. In addition, the decline in premiums reflects increased cessions of $17 million due to the purchase of additional property catastrophe reinsurance in 2016. On a comparative basis (refer to non-GAAP section), net premiums written declined $161 million in 2016 due to the same factors as described above.

Net premiums earned decreased $139 million in 2016 and $165 million on a comparative basis, primarily due to the same factors driving the decrease in net premiums written as described above.

Combined Ratio
The following table presents pre-tax catastrophe losses and pre-tax favorable prior period development net of related reinstatement premiums:

(in millions of U.S dollars)	2017	2016	2015
Catastrophe losses, pre-tax (1)	$313	$91	$22
Favorable prior period development net of related reinstatement premiums, pre-tax (2)	$59	$78	$119
(1) Excludes catastrophe reinstatement premiums collected - pre-tax	$37	$7	$1
(2) Excludes reinstatement premiums (collected) expensed on prior period development - pre-tax	$(4)	$5	$4

Catastrophe losses were primarily from the following events:

•	2017: Hurricane Irma, Hurricane Maria, Hurricane Harvey, Northern California Wildfires, and severe weather related events in the U.S.

•	2016: Fort McMurray wildfire, Hurricane Matthew, and severe weather-related events in Europe, the U.S. and Canada

•	2015: severe weather-related events in the U.S.

The following table presents the current accident year loss and loss expense ratio, excluding catastrophe losses and related reinstatement premiums ("CAY loss ratio excluding catastrophe losses"):

	2017	2016	2015
Loss and loss expense ratio	79.8%	45.7%	34.2%
Catastrophe losses and related reinstatement premiums	(42.4)%	(12.5)%	(2.6)%
Prior period development net of related reinstatement premiums	8.6%	11.8%	14.3%
Current accident year loss and loss expense ratio excluding catastrophe losses	46.0%	45.0%	45.9%

2017 vs. 2016
The CAY loss ratio excluding catastrophe losses increased 1.0 percentage point in 2017 mainly due to an increase in the loss ratio on our U.S. property business.

The policy acquisition cost ratio decreased 1.2 percentage points in 2017 primarily due to higher net earned premiums from fully earned catastrophe reinstatement premiums, partially offset by lower profit commissions receivable on our outbound retrocessional treaties.

The administrative expense ratio decreased 1.2 percentage points in 2017 primarily reflecting expense reductions implemented to align our cost structure with our premium base and integration-related expense savings realized.

2016 vs. 2015
The CAY loss ratio excluding catastrophe losses decreased 0.9 percentage points in 2016 primarily due to a change in the mix of business towards products that have a lower loss ratio. On a comparative basis, the CAY loss ratio excluding catastrophe losses decreased 1.7 percentage points in 2016 due to the change in the mix of business as described above.

The policy acquisition cost ratio increased 1.1 percentage points in 2016 primarily due to a change in the mix of business towards regions and products that have higher acquisition cost ratios, partially offset by the impact of the Chubb Corp acquisition which carries a lower acquisition cost ratio. On a comparative basis, the policy acquisition cost ratio increased 1.9 percentage points in 2016, primarily due to the change in the mix of business as described above.

The administrative expense ratio increased 1.7 percentage points in 2016 primarily due to decreases in net premiums earned and the inclusion of the Chubb Corp business. On a comparative basis, the administrative expense ratio increased 1.2 percentage points in 2016 primarily due to decreases in net premiums earned outpacing the decline in administrative expenses.

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

				% Change
(in millions of U.S. dollars, except for percentages)	2017	2016	2015	2017 vs. 2016	2016 vs 2015
Net premiums written	$2,141	$2,124	$1,998	0.8%	6.3%
Net premiums earned	2,101	2,055	1,947	2.2%	5.6%
Losses and loss expenses	739	663	601	11.5%	10.3%
Policy benefits (1)	676	588	543	15.0%	8.3%
(Gains) losses from fair value changes in separate account assets (1)	(97)	(11)	19	NM	NM
Policy acquisition costs	530	509	476	4.1%	6.9%
Administrative expenses	303	307	291	(1.3)%	5.5%
Net investment income	313	283	265	10.6%	6.8%
Life Insurance underwriting income	263	282	282	(6.7)%	—
Other (income) expense (1)	13	16	4	(18.8)%	300.0%
Amortization of purchased intangibles	2	3	2	(33.3)%	50.0%
Segment income	$248	$263	$276	(5.7)%	(4.7)%
NM – not meaningful

(1)
(Gains) losses from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP have been reclassified from Other income (expense) for purposes of presenting Life Insurance underwriting income. The offsetting movement in the separate account liabilities is included in Policy benefits.

Premiums
2017 vs. 2016
Net premiums written increased $17 million in 2017, due to growth in our Asian international life operations and Combined Insurance supplemental A&H program business. This growth was partially offset by planned declines in our Latin American operations, reflecting merger-related actions of $37 million, and in our life reinsurance business, which continues to decline as no new business is currently being written.

2016 vs. 2015
Net premiums written increased $126 million in 2016, primarily reflecting the impact of the Chubb Corp acquisition, which added $64 million of growth to premiums. In addition, growth in our international life operations, primarily in Asia, and in our Combined Insurance supplemental A&H program business contributed to the increase. The adverse effect of foreign exchange impacted growth in net premiums written by $41 million in 2016. Our life reinsurance business continues to decline as there is no new life reinsurance business currently being written. On a comparative basis, net premiums written increased $32 million in 2016 due to the same factors as described above.

Deposits
The following table presents deposits collected on universal life and investment contracts:

				% Change
(in millions of U.S. dollars, except for percentages)	2017	2016	2015	2017 vs. 2016	C$ (1) 2017 vs. 2016	2016 vs. 2015
Deposits collected on universal life and investment contracts	$1,436	$1,006	$1,015	42.7%	39.4%	(0.9)%
(1) On a constant-dollar basis.  Amounts are calculated by translating prior period results using the same local currency rates as the comparable current period.

Deposits collected on universal life and investment contracts (life deposits) are not reflected as revenues in our Consolidated statements of operations in accordance with GAAP. New life deposits are an important component of production, and although they do not significantly affect current period income from operations they are key to our efforts to grow our business. Life deposits collected increased in 2017 due to growth in Taiwan, partially offset by a decline in Korea. Foreign exchange favorably impacted growth by $25 million in 2017.

Life deposits collected decreased slightly in 2016 due to a decline in Korea, partially offset by growth in other Asian markets, primarily in Hong Kong, Vietnam, and Taiwan. Foreign exchange adversely impacted growth by $18 million in 2016.

Life Insurance underwriting income
Life Insurance underwriting income decreased $19 million in 2017 compared to 2016 primarily due to the adverse impact of updating our long-term benefit ratio in our variable annuity business in 2016 ($48 million). This decrease was partially offset by higher net investment income as well as improved margins in our international life operations and growth in our Combined North America operations.

Life Insurance underwriting income remained flat in 2016 compared to 2015 due to the adverse impact of updating our long-term benefit ratio in the fourth quarter of 2016 as described above ($17 million), which was offset by unfavorable loss reserve development in the prior year in our Combined Insurance supplemental A&H program business.

Corporate

Corporate results primarily include the results of our non-insurance companies, income and expenses not attributable to reportable segments and loss and loss expenses of asbestos and environmental (A&E) liabilities.

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

				% Change
(in millions of U.S. dollars, except for percentages)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Losses and loss expenses	$285	$169	$202	68.6%	(16.3)%
Policy acquisition costs	—	—	1	—	NM
Administrative expenses	267	183	188	45.9%	(2.7)%
Underwriting loss	552	352	391	56.8%	(10.0)%
Net investment income (loss)	(283)	(368)	15	(23.1)%	NM
Interest expense	607	605	300	0.3%	101.7%
Adjusted net realized gains (losses)	91	(140)	(411)	NM	(65.9)%
Other (income) expense	(318)	(217)	(47)	46.5%	361.7%
Amortization expense (benefit) of purchased intangibles	168	(80)	—	NM	NM
Chubb integration expenses	310	492	33	(37.0)%	NM
Income tax expense (benefit)	(139)	815	462	NM	76.4%
Net corporate loss	$(1,372)	$(2,475)	$(1,535)	(44.6)%	61.2%
NM – not meaningful

Losses and loss expenses in 2017, 2016, and 2015 were primarily due to unfavorable prior period development related to Brandywine asbestos and environmental exposures and related unallocated loss adjustment expenses. Refer to Note 7 of the Consolidated Financial Statements for further information. Additionally, during the fourth quarter of 2016, we amended several of our U.S. retirement programs as part of a harmonization effort that moved us towards a more unified retirement savings approach. This resulted in a one-time pension curtailment benefit of $113 million, $23 million of which was related to claims staff and was therefore recorded in losses and loss expenses in the above table. Refer to Note 13 to the Consolidated Financial Statements for further discussion of the pension curtailment.

Administrative expenses were higher by $84 million in 2017 compared to 2016 which included the one-time pension curtailment benefit in 2016 discussed above, of which $90 million reduced administrative expenses last year. This increase was partially offset by integration-related expense savings ($34 million) and lower post-retirement benefit expenses ($7 million).

Administrative expenses were lower by $5 million in 2016 compared to 2015 primarily due to the one-time pension curtailment benefit in 2016, offset by the addition of Chubb Corp expenses from the Chubb Corp acquisition of $69 million. On a comparative basis, administrative expenses decreased $131 million, primarily due to the one-time pension curtailment benefit and cost savings of $25 million realized as a result of the Chubb Corp acquisition.

Net investment income for the years ended December 31, 2017 and 2016 included amortization of $332 million and $393 million, respectively, related to the fair value adjustment on invested assets related to the Chubb Corp acquisition. Excluding the fair value adjustment amortization, net investment income increased by $24 million and $10 million at December 31, 2017 and 2016, respectively, primarily due to a higher overall invested asset base. Refer to the Net Investment Income section for a discussion on consolidated Net investment income.

Interest expense increased $2 million in 2017 primarily due to the timing of the Chubb Corp acquisition in the prior year which excluded approximately $8 million of interest expense incurred prior to the Chubb Corp acquisition close on January 14, 2016 and higher interest expense related to our notional cash pool ($30 million) and repurchase agreements ($6 million) in 2017. These increases were partially offset by the conversion of the interest rate on our $1.0 billion of unsecured junior subordinated capital securities to a floating rate, equal to the three-month LIBOR plus 2.25 percentage points ($17 million) and the retirement of the $500 million of 5.7% senior debt that matured in February 2017 ($25 million). Interest expense increased $305 million in 2016 primarily driven by the $5.3 billion senior notes issued in November 2015, as well as the $3.3 billion par value of debt assumed in connection with the Chubb Corp acquisition.

During 2017, net realized gains of $91 million were primarily associated with a net decrease in the fair value of GLB liabilities of $364 million. The decrease was primarily due to higher global equity market levels and annual changes in our assumptions for interest rates and assumptions on policyholder behavior. These impacts were partially offset by the unfavorable impact of discounting future claims for one less year. The net gains associated with the valuation of GLB liabilities were partially offset by realized losses on our investment portfolio of $37 million. Refer to Note 4 of the Consolidated Financial Statements for further information regarding the fair value of GLB liabilities.

During 2016, net realized losses of $140 million were primarily associated with net losses on our investment portfolio of $156 million, partially offset by realized gains associated with a net decrease in the fair value of GLB liabilities of $50 million. The decrease was primarily due to higher global equity market levels and the impact of updating our assumptions on policyholder behavior, partially offset by the unfavorable impact of discounting future claims for one less year.

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

As part of our loss mitigation strategy for our GLB exposures, we maintain positions in derivative instruments that decrease in fair value when the S&P 500 index increases. During the years ended December 31, 2017, 2016, and 2015, we experienced realized losses of $261 million, $136 million, and $10 million, respectively, related to these derivative instruments. For further discussion of the remaining Net realized gains and (losses), refer to the Net Realized and Unrealized Gains (Losses) section.

For the year ended December 31, 2017, Other income recognized in Corporate was $318 million, compared to $217 million and $47 million in the years ended December 31, 2016 and 2015, respectively, comprised of:

•	Other income in 2017 of $406 million, compared to $227 million, and $67 million in 2016 and 2015, respectively, from our share of net realized gains from partially-owned investment companies.

•
Other expense in 2017 of $88 million, compared to $10 million and $20 million in 2016 and 2015, respectively. The higher expense in 2017 was primarily due to a $50 million charitable contribution to The Chubb Charitable Foundation and an increase in capital taxes resulting from a higher equity base after the Chubb Corp acquisition.

Amortization expense of purchased intangibles increased $248 million for the year ended December 31, 2017, primarily reflecting the increase in intangible amortization expense related to agency distribution relationships and renewal rights as well as lower amortization benefit from the fair value adjustment of Unpaid losses and loss expenses acquired as part of the Chubb Corp acquisition. Refer to the Amortization of purchased intangibles and Other amortization section for further information.

Chubb integration expenses
The following table presents the components of Chubb integration expenses:

(in millions of U.S dollars)	2017	2016	2015
Personnel-related expenses	$168	$181	$—
Consulting fees	64	125	16
Leases and real estate termination costs	26	58	—
Legal fees	—	—	6
System integration costs	—	—	5
Advisor fees	—	38	—
Other	52	90	6
Totals	$310	$492	$33

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

In 2017, 2016, and 2015, our effective income tax rate was (3.7) percent, 16.5 percent, and 14.0 percent, respectively. The effective income tax rate in 2017 included the favorable transition income tax benefit of $450 million, representing our best estimate of the impact of the 2017 Tax Act. This benefit was recorded in the fourth quarter of 2017, the period when the legislation was enacted. In addition, the income tax benefit in 2017 reflects the significant catastrophe losses in the year. Refer to Note 8 to the Consolidated Financial Statements for additional information on the 2017 Tax Act. The increase in the effective income tax rate in 2016 compared to 2015 was primarily due to realized losses being generated in lower taxing jurisdictions and realized gains being generated in higher taxing jurisdictions in 2016, compared to net realized losses in both higher and lower taxing jurisdictions in 2015. Additionally, a higher percentage of profit excluding realized gains and losses were generated in higher taxing jurisdictions in 2016, largely driven by earnings generated as a result of the Chubb Corp acquisition.

The lower tax rates attributed to our foreign operations primarily reflect the lower corporate tax rates that have prevailed outside of the U.S. prior to the U.S. tax reform. During 2017, approximately 62 percent of our total pre-tax income was tax effected based on these lower rates compared with 54 percent and 69 percent in 2016 and 2015, respectively. The significant lower taxing jurisdictions outside of the U.S. include the U.K., Switzerland, and Bermuda with federal income tax rates in those countries of 19.0 percent, 7.83 percent, and 0.0 percent, respectively.

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

The P&C combined ratio is a non-GAAP financial measure and includes the impact of realized gains and losses on crop derivatives. These derivatives were purchased to provide economic benefit, in a manner similar to reinsurance protection, in the event that a significant decline in commodity pricing will impact underwriting results. We view gains and losses on these derivatives as part of the results of our underwriting operations. The P&C combined ratio also excludes the one-time pension curtailment benefit recognized in 2016. Current accident year (CAY) P&C combined ratio excluding catastrophe losses excludes the impact of catastrophe losses and PPD. We believe this measure provides a better evaluation of our underwriting performance and enhances the understanding of the trends in our property and casualty business that may be obscured by these items.

The following table presents the calculation of combined ratio, as reported, to combined ratio, adjusted for catastrophe losses (CATs) and PPD:

		North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Corporate	Total P&C
For the Twelve Months Ended
December 31, 2017
(in millions of U.S. dollars except for ratios)
Numerator
Losses and loss expenses
Losses and loss expenses	A	$8,287	$3,265	$1,043	$4,281	$561	$285	$17,722
Catastrophe losses		(1,220)	(871)	(18)	(331)	(313)	—	(2,753)
PPD and related adjustments
PPD, net of related adjustments - favorable (unfavorable)		746	(69)	119	252	59	(278)	829
Net earned premium adjustments on PPD - unfavorable (favorable)		42	—	66	—	(4)	—	104
Expense adjustments - unfavorable (favorable)		6	—	(11)	—	—	—	(5)
Reinstatement premiums expensed on PPD		9	—		—	—	—	9
PPD - gross of related adjustments - favorable (unfavorable)		803	(69)	174	252	55	(278)	937
CAY Loss and loss expense ex CATs	B	$7,870	$2,325	$1,199	$4,202	$303	$7	$15,906
Policy acquisition costs and administrative expenses
Policy acquisition costs and administrative expenses	C	$2,854	$1,163	$73	$3,203	$221	$267	$7,781
Expense adjustments - favorable (unfavorable)		(6)	—	11	—	—	—	5
Policy acquisition costs and administrative expenses, adjusted	D	$2,848	$1,163	$84	$3,203	$221	$267	$7,786
Denominator
Net premiums earned	E	$12,191	$4,399	$1,508	$8,131	$704		$26,933
Reinstatement premiums (collected) expensed on catastrophe losses		4	22	—	4	(37)		(7)
Net earned premium adjustments on PPD - unfavorable (favorable)		42	—	66	—	(4)		104
Reinstatement premiums expensed on PPD		9	—	—	—	—		9
Net premiums earned excluding adjustments	F	$12,246	$4,421	$1,574	$8,135	$663		$27,039
Combined ratio
Losses and loss expense ratio	A/E	68.0%	74.2%	69.2%	52.6%	79.8%		65.8%
Policy acquisition costs and administrative expense ratio	C/E	23.4%	26.5%	4.8%	39.4%	31.4%		28.9%
Combined ratio		91.4%	100.7%	74.0%	92.0%	111.2%		94.7%
CAY Combined ratio, adjusted for CATs
Loss and loss expense ratio, adjusted	B/F	64.3%	52.6%	76.2%	51.7%	46.0%		58.8%
Policy acquisition costs and administrative expense ratio, adjusted	D/F	23.2%	26.3%	5.3%	39.3%	33.2%		28.8%
CAY Combined ratio, adjusted for CATs		87.5%	78.9%	81.5%	91.0%	79.2%		87.6%
Note: The ratios above are calculated using whole U.S. dollars. Accordingly, calculations using rounded amounts may differ. Letters A, B, C, D, E, and F included in the table are references for calculating the ratios above.

"Comparative basis" measures presented throughout this section are prepared exclusive of the impact of the unearned premium reserves intangible amortization and the elimination of the historical policy acquisition costs as a result of purchase accounting related to the Chubb Corp acquisition in order to present the underlying profitability of our insurance business for the entire relevant periods. We believe this measure provides visibility into our results, allows for comparability to our historical results and is consistent with how management evaluates results. We have discussed our results on a "Comparative basis" for 2016 and 2015, defined below:

2016 "Comparative basis" results: The combined company results do not include the impact of the unearned premium reserves intangible amortization and the elimination of the historical policy acquisition costs as a result of purchase accounting related to the Chubb Corp acquisition. The combined company results for the year ended December 31, 2016 are inclusive of the first 14 days of January 2016 (the Chubb Corp acquisition closed January 14, 2016).

2015 "Comparative basis" results: Legacy ACE plus legacy Chubb Corp historical results after accounting policy alignment adjustments, including reclassifying certain legacy Chubb Corp corporate expenses to administrative expenses and redefining legacy Chubb Corp segment underwriting income by allocating the amortization of deferred policy acquisition costs to each segment. 2015 "Comparative basis" results exclude purchase accounting adjustments.

The following tables present a reconciliation of 2016 "Comparative basis" results to 2016 results, as well as 2015 "Comparative basis" results to 2015 results and pro forma results as calculated in accordance with SEC Article 11:

(in millions of U.S. dollars, except percentages)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Consolidated
Net premiums written
2016
Net premiums written	$11,740	$4,153	$1,328	$8,124	$676	$2,124	$28,145
14 day stub period	519	100	—	215	20	1	855
2016 Comparative basis	$12,259	$4,253	$1,328	$8,339	$696	$2,125	$29,000
2015 Comparative basis
Net premiums written	$5,715	$1,192	$1,346	$6,634	$828	$1,998	$17,713
Legacy Chubb	6,899	3,570	—	2,099	29	36	12,633
Accounting policy alignment	—	—	—	18	—	59	77
2015 Comparative basis (1)	$12,614	$4,762	$1,346	$8,751	$857	$2,093	$30,423
Constant-dollar 2015 Comparative basis	$12,605	$4,756	$1,346	$8,244	$843	$2,049	$29,843
Constant-dollar change Comparative basis	$(346)	$(503)	$(18)	$95	$(147)	$76	$(843)
Constant-dollar percent change Comparative basis	(2.8)%	(10.6)%	(1.3)%	1.2%	(17.5)%	3.7%	(2.8)%
Net premiums earned
2016
Net premiums earned	$12,217	$4,319	$1,316	$8,132	$710	$2,055	$28,749
14 day stub period	208	110	—	71	—	2	391
2016 Comparative basis	$12,425	$4,429	$1,316	$8,203	$710	$2,057	$29,140
2015 Comparative basis
Net premiums earned	$5,634	$948	$1,364	$6,471	$849	$1,947	$17,213
Legacy Chubb	6,850	3,506	—	2,096	26	40	12,518
Accounting policy alignment	—	—	—	(1)	—	56	55
2015 Comparative basis (1)	$12,484	$4,454	$1,364	$8,566	$875	$2,043	$29,786
Constant-dollar 2015 Comparative basis	$12,471	$4,454	$1,364	$8,122	$863	$2,001	$29,275
Constant-dollar change Comparative basis	$(46)	$(25)	$(48)	$81	$(153)	$56	$(135)
Constant-dollar percent change Comparative basis	(0.4)%	(0.6)%	(3.6)%	1.0%	(17.9)%	2.8%	(0.5)%
(1) Comparative basis amounts for premium are calculated on the same basis as SEC pro forma.

(in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Corporate	Total P&C
Loss and loss expenses
2016
Loss and loss expenses	$7,439	$2,558	$893	$4,005	$325	$169	$15,389
14 day stub period	127	53	—	42	—	—	222
(Gain) loss on crop derivatives	—	—	5	—	—	—	5
Pension curtailment benefit	—	—	—	—	—	23	23
2016 Comparative basis	$7,566	$2,611	$898	$4,047	$325	$192	$15,639
2015
Loss and loss expenses	$3,661	$590	$1,088	$3,052	$290	$202	$8,883
Legacy Chubb	3,681	2,079	—	1,064	5	105	6,934
(Gain) loss on crop derivatives	—	—	9	—	—	—	9
Accounting policy alignments	—	—	—	4	—	(14)	(10)
2015 Comparative basis (1)	$7,342	$2,669	$1,097	$4,120	$295	$293	$15,816
Policy acquisition costs
2016
Policy acquisition costs	$2,023	$966	$83	$2,136	$187	$—	$5,395
Amortization of acquired UPR intangible asset	(859)	(492)	—	(208)	—	—	(1,559)
Elimination of deferred acquisition cost benefit	729	406	—	238	—	—	1,373
14 day stub period	33	14	—	13	—	—	60
2016 Comparative basis	$1,926	$894	$83	$2,179	$187	$—	$5,269
2015
Policy acquisition costs	$531	$69	$69	$1,581	$214	$1	$2,465
Legacy Chubb	1,321	774	—	491	—	—	2,586
Accounting policy alignment	128	15	—	138	—	—	281
2015 Comparative basis	$1,980	$858	$69	$2,210	$214	$1	$5,332
Amortization of acquired UPR intangible asset	855	490	—	205	—	—	1,550
Elimination of deferred acquisition cost benefit	(709)	(406)	—	(169)	—	—	(1,284)
2015 SEC pro forma	$2,126	$942	$69	$2,246	$214	$1	$5,598
Administrative expenses
2016
Administrative expenses	$1,125	$363	$(6)	$1,057	$52	$183	$2,774
Pension curtailment benefit	—	—	—	—	—	90	90
14 day stub period	35	13	—	12	—	3	63
2016 Comparative basis	$1,160	$376	$(6)	$1,069	$52	$276	$2,927
2015
Administrative expenses	$621	$123	$1	$997	$49	$188	$1,979
Legacy Chubb	694	271	—	343	6	45	1,359
Accounting policy alignment	(128)	(15)	—	(142)	—	84	(201)
2015 Comparative basis (1)	$1,187	$379	$1	$1,198	$55	$317	$3,137
(Favorable) unfavorable PPD, pre-tax
2015
(Favorable) unfavorable PPD, pre-tax	$(264)	$25	$(45)	$(343)	$(119)	$200	$(546)
Legacy Chubb	(519)	(43)	—	(134)	(19)	91	(624)
2015 Comparative basis (1)	$(783)	$(18)	$(45)	$(477)	$(138)	$291	$(1,170)
Catastrophe losses, pre-tax
2015
Catastrophe losses, pre-tax	$85	$63	$9	$142	$22	$—	$321
Legacy Chubb	183	320	—	20	4	—	527
2015 Comparative basis (1)	$268	$383	$9	$162	$26	$—	$848
(1) Comparative basis amounts for Loss and loss expenses, Administrative expenses, Prior period development and Catastrophe losses are calculated on the same basis as SEC pro forma.

Net Investment Income

(in millions of U.S. dollars)	2017	2016	2015
Fixed maturities	$2,987	$2,779	$2,157
Short-term investments	131	93	49
Equity securities	38	36	16
Other investments	133	98	86
Gross investment income (1)	3,289	3,006	2,308
Investment expenses	(164)	(141)	(114)
Net investment income (1)	$3,125	$2,865	$2,194
(1) Includes amortization expense related to fair value adjustment of acquired invested assets related to the Chub Corp acquisition	$(332)	$(393)	$—

Net investment income is influenced by a number of factors including the amounts and timing of inward and outward cash flows, the level of interest rates, and changes in overall asset allocation. Net investment income increased 9.1 percent in 2017 compared with 2016 primarily reflecting higher private equity income distributions that included a $44 million final distribution from a co-investment with one of our private equity fund partners and a higher overall invested asset base. Additionally, the current year's amortization expense related to the fair value adjustment of acquired invested assets is $61 million less than prior year. Net investment income increased 30.6 percent in 2016 compared with 2015 primarily due to the Chubb Corp acquisition which added $1.2 billion of net investment income, partially offset by the unfavorable impact of liquidating investments to fund the acquisition, and the unfavorable impact of amortizing the purchase accounting fair value adjustment to investments at the date of acquisition of $393 million.

Our yield on average invested assets was 3.5 percent in 2017 and 3.4 percent and 3.5 percent in 2016 and 2015, respectively, which is primarily driven by the yield on our fixed maturities. This compares to the average market yield, which represents the weighted average yield to maturity of our fixed income portfolio based on market prices of the holdings throughout the period, of 2.8 percent for 2017 and 2.4 percent and 2.8 percent in 2016 and 2015, respectively.

The following table shows the yield on average invested assets:

(in millions of U.S. dollars, except for percentages)	2017	2016	2015
Average invested assets	$99,675	$96,656	$63,252
Net investment income	$3,125	$2,865	$2,194
Yield on average invested assets (1)	3.5%	3.4%	3.5%

(1)
Excludes $332 million and $393 million of amortization on the purchase accounting fair value adjustment of acquired invested assets related to the Chubb Corp acquisition in 2017 and 2016, respectively.

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
The effect of market movements on our available for sale investment portfolio impacts Net income (through Net realized gains (losses)) when securities are sold or when we record an Other-than-temporary impairment (OTTI) charge in Net income. For a discussion related to how we assess OTTI for all of our investments, including credit-related OTTI, and the related impact on Net income, refer to Note 3 d) to the Consolidated Financial Statements. Additionally, Net income is impacted through the reporting of changes in the fair value of derivatives, including financial futures, options, swaps, and GLB reinsurance. Changes in unrealized appreciation and depreciation on available for sale securities resulting from the revaluation of securities held, changes in cumulative foreign currency translation adjustment, and unrealized postretirement benefit obligations liability adjustment, are reported as separate components of Accumulated other comprehensive income in Shareholders’ equity in the Consolidated balance sheets.

The following table presents our net realized and unrealized gains (losses):

	Year Ended December 31, 2017			Year Ended December 31, 2016
(in millions of U.S. dollars)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact
Fixed maturities	$(31)	$537	$506	$(163)	$83	$(80)
Fixed income derivatives	(11)	—	(11)	(33)	—	(33)
Public equity	16	88	104	44	52	96
Private equity	(11)	8	(3)	(4)	(49)	(53)
Total investment portfolio (1)	(37)	633	596	(156)	86	(70)
Variable annuity reinsurance derivative transactions, net of applicable hedges	103	—	103	(83)	—	(83)
Other derivatives	(5)	—	(5)	(10)	—	(10)
Foreign exchange	36	471	507	118	(154)	(36)
Other	(13)	(16)	(29)	(14)	543	529
Net gains (losses) before tax	$84	$1,088	$1,172	$(145)	$475	$330

(1)
For the year ended December 31, 2017, other-than-temporary impairments in Net realized gains (losses) include $23 million for fixed maturities, $10 million for public equity, and $12 million for private equity. For the year ended December 31, 2016, other-than-temporary impairments in Net realized gains (losses) include $81 million for fixed maturities, $8 million for public equity, and $14 million for private equity.

Amortization of purchased intangibles and Other amortization

Amortization expense related to purchased intangibles amounted to $260 million, $19 million, and $171 million for the years ended December 31, 2017, 2016, and 2015, respectively. Amortization expense of purchased intangibles was low in 2016 reflecting the favorable impact of the amortization benefit from the fair value adjustment on acquired Unpaid losses and loss expenses. This benefit was lower in 2017 and will be comparatively lower in 2018. As a result, the amortization of purchased intangibles is expected to increase to $338 million in 2018 as presented in the table below.

Amortization expense in 2018 is expected to be $338 million as shown in the table below, or approximately $85 million each quarter.

The following table presents, as of December 31, 2017, the estimated pre-tax amortization expense (benefit) of purchased intangibles, at current foreign currency exchange rates, for the next five years:

	Associated with the Chubb Corp Acquisition
For the Years Ending December 31 (in millions of U.S. dollars)	Agency distribution relationships and renewal rights	Internally developed technology	Fair value adjustment on Unpaid losses and loss expense	Total (1)	Other intangible assets (2)	Total Amortization of purchased intangibles
2018	$325	$32	$(102)	$255	$83	$338
2019	282	—	(63)	219	75	294
2020	241	—	(36)	205	67	272
2021	218	—	(20)	198	61	259
2022	198	—	(14)	184	57	241
Total	$1,264	$32	$(235)	$1,061	$343	$1,404
(1) Recorded in Corporate.
(2) Recorded in applicable segment(s) that acquired the intangible assets.

Reduction of deferred tax liability associated with intangible assets related to Other intangible assets (excluding the fair value adjustment on Unpaid losses and loss expense)
At December 31, 2017, the deferred tax liability associated with the Other intangibles assets (excluding the fair value adjustment on Unpaid losses and loss expenses) was $1,433 million.

The following table presents, as of December 31, 2017, the expected reduction to the deferred tax liability associated with Other intangible assets (which reduces as agency distribution relationships and renewal rights, internally developed technology, and other intangible assets amortize), at current foreign currency exchange rates for the next five years:

For the Years Ending December 31 (in millions of U.S. dollars)	Reduction to deferred tax liability associated with intangible assets
2018	$97
2019	79
2020	68
2021	61
2022	56
Total	$361

Amortization of the fair value adjustment on acquired invested assets and assumed long-term debt
The following table presents at December 31, 2017, the expected amortization expense of the fair value adjustment on acquired invested assets, at current foreign currency exchange rates, and the expected amortization benefit from the amortization of the fair value adjustment on assumed long-term debt for the next five years as follows:

	Amortization (expense) benefit of the fair value adjustment on
For the Years Ending December 31 (in millions of U.S. dollars)	Acquired invested assets (1)	Assumed long-term debt (2)
2018	$(300)	$31
2019	(270)	19
2020	(250)	19
2021	(38)	19
2022	—	19
Total	$(858)	$107
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

Interest Expense

Interest expense in 2017 of $607 million was comprised of interest expense on our debt obligations ($560 million) which included $8 million of amortization of debt issuance costs, interest expense on notional pools ($56 million), fees on collateral, and repurchase agreements and credit facility usage ($40 million). This expense was offset by the amortization of the fair value of debt related to the Chubb Corp acquisition ($49 million). Interest expense in 2016 was comparable at $605 million.

For 2018, interest expense on our existing debt obligations is expected to be $513 million, which includes $8 million of amortization of debt issuance costs. This estimate excludes interest expense expected to be incurred in 2018 relating to our notional pools, fees on collateral, repurchase agreements and credit facilities, as interest expense in these arrangements are based on usage and could fluctuate from prior years. This estimated interest expense also excludes $31 million of expected amortization of fair value of debt related to the Chubb Corp acquisition.

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

The average duration of our fixed income securities, including the effect of options and swaps, was 4.2 years at both December 31, 2017 and 2016. We estimate that a 100 basis point (bps) increase in interest rates would reduce the valuation of our fixed income portfolio by approximately $4.1 billion at December 31, 2017.

The following table shows the fair value and cost/amortized cost of our invested assets:

	December 31, 2017		December 31, 2016
(in millions of U.S. dollars)	Fair Value	Cost/ Amortized Cost	Fair Value	Cost/ Amortized Cost
Fixed maturities available for sale	$78,939	$77,835	$80,115	$79,536
Fixed maturities held to maturity	14,474	14,335	10,670	10,644
Short-term investments	3,561	3,561	3,002	3,002
	96,974	95,731	93,787	93,182
Equity securities	937	737	814	706
Other investments	4,672	4,417	4,519	4,270
Total investments	$102,583	$100,885	$99,120	$98,158

The fair value of our total investments increased $3.5 billion during the year ended December 31, 2017, primarily due to the investing of operating cash flows, unrealized appreciation, and the favorable impact of foreign exchange, partially offset by the payment of dividends on our Common Shares, repurchases of our Common Shares, and the repayment of $500 million senior notes that matured in February 2017.

The following tables present the market value of our fixed maturities and short-term investments at December 31, 2017 and 2016. The first table lists investments according to type and the second according to S&P credit rating:

	December 31, 2017		December 31, 2016
(in millions of U.S. dollars, except for percentages)	Market Value	% of Total	Market Value	% of Total
Treasury	$4,049	4%	$2,832	3%
Agency	564	1%	699	1%
Corporate and asset-backed securities	27,215	28%	26,944	29%
Mortgage-backed securities	18,032	19%	15,435	16%
Municipal	20,766	21%	22,768	24%
Non-U.S.	22,787	23%	22,107	24%
Short-term investments	3,561	4%	3,002	3%
Total	$96,974	100%	$93,787	100%
AAA	$15,512	16%	$15,746	17%
AA	37,407	39%	36,235	39%
A	18,369	19%	17,519	19%
BBB	12,377	13%	12,237	13%
BB	7,941	8%	6,993	7%
B	5,135	5%	4,814	5%
Other	233	—	243	—
Total	$96,974	100%	$93,787	100%

Corporate and asset-backed securities
The following table presents our 10 largest global exposures to corporate bonds by market value at December 31, 2017:

(in millions of U.S. dollars)	Market Value
Wells Fargo & Co	$579
JP Morgan Chase & Co	465
Anheuser-Busch InBev NV	439
Goldman Sachs Group Inc	437
AT&T Inc	406
General Electric Co	376
Verizon Communications Inc	345
Morgan Stanley	335
Bank of America Corp	320
Citigroup Inc	312

Mortgage-backed securities

	S&P Credit Rating					Market Value	Amortized Cost
December 31, 2017 (in millions of U.S. dollars)	AAA	AA	A	BBB	BB and below	Total	Total
Agency residential mortgage-backed (RMBS)	$—	$14,876	$—	$—	$—	$14,876	$14,857
Non-agency RMBS	11	10	72	16	26	135	133
Commercial mortgage-backed	2,858	118	45	—	—	3,021	3,013
Total mortgage-backed securities	$2,869	$15,004	$117	$16	$26	$18,032	$18,003

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

The following table summarizes the market value and amortized cost of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. government securities at December 31, 2017:

(in millions of U.S. dollars)	Market Value	Amortized Cost
United Kingdom	$1,387	$1,364
Republic of Korea	1,056	978
Canada	933	944
Federative Republic of Brazil	741	730
Province of Ontario	646	647
United Mexican States	536	544
Province of Quebec	507	507
Kingdom of Thailand	462	431
Federal Republic of Germany	424	419
French Republic	326	313
Other Non-U.S. Government Securities (1)	4,497	4,385
Total	$11,515	$11,262
(1) There are no investments in Portugal, Ireland, Italy, Greece or Spain.

The following table summarizes the market value and amortized cost of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. corporate securities at December 31, 2017:

(in millions of U.S. dollars)	Market Value	Amortized Cost
United Kingdom	$1,979	$1,904
Canada	1,413	1,396
United States (1)	960	939
France	829	804
Netherlands	773	754
Australia	758	743
Germany	561	545
Switzerland	356	345
Japan	319	320
China	312	308
Other Non-U.S. Corporate Securities	3,012	2,932
Total	$11,272	$10,990
(1) The countries that are listed in the non-U.S. corporate fixed income portfolio above represent the ultimate parent company's country of risk. Non-U.S. corporate securities could be issued by foreign subsidiaries of U.S. corporations.

Below-investment grade corporate fixed income portfolio
Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss from default by the borrower is greater with below-investment grade securities. Below-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than investment grade issuers. At December 31, 2017, our corporate fixed income investment portfolio included below-investment grade and non-rated securities which, in total, comprised approximately 12 percent of our fixed income portfolio. Our below-investment grade and non-rated portfolio includes over 1,100 issuers, with the greatest single exposure being $152 million.

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

Environmental claims present exposure for remediation and defense costs associated with the contamination of property as a result of pollution.

The following table presents count information for asbestos claims by causative agent and environmental claims by account, for direct policies only:

	Asbestos (by causative agent)		Environmental (by account)
	2017	2016	2017	2016
Open at beginning of year	1,766	1,145	1,395	1,011
Newly reported	106	81	81	76
Closed or otherwise disposed	123	23	138	18
Acquired	—	563	—	326
Open at end of year	1,749	1,766	1,338	1,395
Closed or otherwise disposed claims were significantly higher in 2017 due to a review of pending cases completed in 2017. Survival ratios are calculated by dividing the asbestos or environmental loss and allocated loss adjustment expense (ALAE) reserves by the average asbestos or environmental loss and ALAE payments for the three most recent calendar years (3-year survival ratio). The 3-year survival ratios for gross and net Asbestos loss and ALAE reserves were 4.5 years and 5.2 years, respectively. The 3-year survival ratios for gross and net Environmental loss and ALAE reserves were 4.3 years and 4.4 years, respectively. The survival ratios provide only a very rough depiction of reserves and are significantly impacted by a number of factors such as aggressive settlement practices, variations in gross to ceded relationships within the asbestos or environmental claims, and levels of coverage provided. We, therefore, urge caution in using these very simplistic ratios to gauge reserve adequacy.

Catastrophe Management

We actively monitor and manage our catastrophe risk accumulation around the world. The table below presents our modeled pre-tax estimates of natural catastrophe probable maximum loss (PML), net of reinsurance, for Worldwide, U.S. hurricane and California earthquake events as of December 31, 2017. For example, according to the model, for the 1-in-100 return period scenario, there is a one percent chance that our losses incurred in any year from U.S. hurricane events could be in excess of $2,889 million (or 5.6 percent of our total shareholders’ equity at December 31, 2017).

	Modeled Net PML
	Worldwide (1)		U.S. Hurricane		California Earthquake
	Annual Aggregate		Annual Aggregate		Single Occurrence
(in millions of U.S. dollars, except for percentages)	Chubb	% of Total Shareholders’ Equity	Chubb	% of Total Shareholders’ Equity	Chubb	% of Total Shareholders’ Equity
1-in-10	$2,033	4.0%	$1,166	2.3%	$366	0.7%
1-in-100	$4,450	8.7%	$2,889	5.6%	$1,395	2.7%
1-in-250	$7,267	14.2%	$5,144	10.1%	$1,495	2.9%
(1) Worldwide losses are comprised of losses arising only from hurricanes, typhoons, convective storms and earthquakes and do not include “non-modeled” perils such as wildfire and flood.

The above modeled loss information at December 31, 2017 reflects our in-force portfolio at October 1, 2017. The December 31, 2017 modeled loss information reflects the April 1, 2017 reinsurance program (see Natural Catastrophe Property Reinsurance Program section) as well as inuring reinsurance protection coverages. Included in the loss estimates for hurricane and earthquake are estimates for losses arising from storm-surge and fire-following perils respectively.

The above estimates of Chubb’s loss profile are inherently uncertain owing to key assumptions. First, while the use of third-party catastrophe modeling packages to simulate potential hurricane and earthquake losses is prevalent within the insurance industry, the models are reliant upon significant meteorology, seismology, and engineering assumptions to estimate catastrophe losses. In particular, modeled catastrophe events are not always a representation of actual events and ensuing additional loss potential. Second, there is no universal standard in the preparation of insured data for use in the models, the running of the modeling software and interpretation of loss output. These loss estimates do not represent our potential maximum exposures and it is highly likely that our actual incurred losses would vary materially from the modeled estimates.

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

To further ensure the sufficiency of funds to settle unforeseen claims, we hold certain invested assets in cash and short-term investments. In addition, for certain insurance, reinsurance, or deposit contracts that tend to have relatively large and reasonably predictable cash outflows, we attempt to establish dedicated portfolios of assets that are duration-matched with the related liabilities. With respect to the duration of our overall investment portfolio, we manage asset durations to both maximize return given current market conditions and provide sufficient liquidity to cover future loss payments. All things being equal, in a low interest rate environment, the overall duration of our fixed maturities tends to be shorter and in a high interest rate environment, such duration tends to be longer. At December 31, 2017, the average duration of our fixed maturities (4.2 years) is less than the average expected duration of our insurance liabilities (4.3 years).

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

The payment of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction, as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies. During 2017, we were able to meet all of our obligations, including the payments of dividends on our Common Shares, with our net cash flows.

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions as well as the subsidiary's financial condition are paramount to the dividend decision. Chubb Limited received dividends of $450 million and $1.0 billion from its Bermuda subsidiaries in 2017 and 2016, respectively.

The payment of any dividends from CGM or its subsidiaries is subject to applicable U.K. insurance laws and regulations.  In addition, the release of funds by Syndicate 2488 to subsidiaries of CGM is subject to regulations promulgated by the Society of Lloyd's. Chubb Limited received no dividends from CGM in 2017 and 2016.

The U.S. insurance subsidiaries of Chubb INA may pay dividends, without prior regulatory approval, subject to restrictions set out in state law of the subsidiary's domicile (or, if applicable, commercial domicile). Chubb INA's international subsidiaries are also subject to insurance laws and regulations particular to the countries in which the subsidiaries operate. These laws and regulations sometimes include restrictions that limit the amount of dividends payable without prior approval of regulatory insurance authorities. Chubb Limited received no dividends from Chubb INA in 2017 and 2016. Debt issued by Chubb INA is serviced by statutorily permissible distributions by Chubb INA's insurance subsidiaries to Chubb INA as well as other group resources. Chubb INA received dividends of $2.1 billion and $1.8 billion from its subsidiaries in 2017 and 2016, respectively. At December 31, 2017, the amount of dividends available to be paid to Chubb INA in 2018 from its subsidiaries without prior approval of insurance regulatory authorities totals $3.3 billion.

Chubb INA received $1.0 billion in capital contributions from Chubb Limited and $4.2 billion from Chubb Group Holdings during 2016. Chubb INA did not receive any capital contributions in 2017.

Cash Flows
Our insurance and reinsurance operations provide liquidity in that premiums are received in advance, sometimes substantially in advance, of the time claims are paid. Generally, cash flows are affected by claim payments that, due to the nature of our operations, may comprise large loss payments on a limited number of claims and which can fluctuate significantly from period to period. The irregular timing of these loss payments can create significant variations in cash flows from operations between periods. Refer to “Contractual Obligations and Commitments” for our estimate of future claim payments by period. Sources of liquidity include cash from operations, routine sales of investments, and financing arrangements. The following is a discussion of our cash flows for 2017, 2016, and 2015.

Operating cash flows reflect Net income for each period, adjusted for non-cash items and changes in working capital.

Operating cash flows were $4.5 billion in 2017, compared to $5.3 billion and $3.9 billion in 2016 and 2015, respectively. Operating cash flow was lower in 2017 compared to 2016 principally reflecting higher claims paid, principally due to the significant catastrophe losses in the year. The increase in operating cash flows of $1.4 billion in 2016 compared to 2015 was primarily due to cash flow contributions from legacy Chubb Corp operations, partially offset by integration expenses paid, higher interest paid on long-term debt, and higher taxes paid.

Cash used for investing was $2.4 billion in 2017, compared to $5.3 billion and $6.3 billion in 2016 and 2015, respectively. Cash used for investing in 2017 was lower compared to 2016 which included cash paid for the purchase of Chubb Corp of $14.3 billion, largely funded by sales in our investment portfolio, including net proceeds in short-term investments. Cash used for investing in 2015 included an increase in short-term investments to fund the Chubb Corp acquisition.

Cash (used for) from financing was $(2.3) billion in 2017, compared to $(742) million in 2016, and $3.7 billion in 2015. Cash used for financing was higher by $1.6 billion in 2017 compared to 2016 principally reflecting $501 million of repayments of long-term debt and $801 million of share repurchases. Cash from financing in 2015 included $4.9 billion of net proceeds from the issuance of long-term debt (net of repayments) partially offset by $862 million of dividends paid on Common Shares and $758 million of share repurchases.

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

In the current low interest rate environment, we use repurchase agreements as a low-cost funding alternative. At December 31, 2017, there were $1.4 billion in repurchase agreements outstanding with various maturities over the next 7 months.

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

Capital Resources
Capital resources consist of funds deployed or available to be deployed to support our business operations.

	December 31	December 31
(in millions of U.S. dollars, except for percentages)	2017	2016
Short-term debt	$1,013	$500
Long-term debt	11,556	12,610
Total financial debt	12,569	13,110
Trust preferred securities	308	308
Total shareholders’ equity	51,172	48,275
Total capitalization	$64,049	$61,693
Ratio of financial debt to total capitalization	19.6%	21.3%
Ratio of financial debt plus trust preferred securities to total capitalization	20.1%	21.8%

Repurchase agreements are excluded from the table above and are disclosed separately from short-term debt in the Consolidated balance sheets. The repurchase agreements are collateralized borrowings where we maintain the right and ability to redeem the collateral on short notice, unlike short-term debt which comprises the current maturities of our long-term debt instruments.

Included in the debt obligations are junior subordinated capital securities of $1.0 billion. Prior to April 15, 2017, these securities carried a fixed interest rate of 6.375 percent. Effective April 15, 2017, these securities bear interest at a rate equal to the three-month LIBOR plus 2.25 percentage points. The current interest rate at the time of this filing on these securities is 3.97 percent. The scheduled maturity date for these securities is April 15, 2037.

We believe our financial strength provides us with the flexibility and capacity to obtain available funds externally through debt or equity financing on both a short-term and long-term basis. Our ability to access the capital markets is dependent on, among other things, market conditions and our perceived financial strength. We have accessed both the debt and equity markets from time to time. We generally maintain the ability to issue certain classes of debt and equity securities via an unlimited SEC shelf registration which is renewed every three years. This allows us capital market access for refinancing as well as for unforeseen or opportunistic capital needs. We have an unlimited shelf registration which allows us to issue certain classes of debt and equity. This shelf registration expires in October 2018.

Securities Repurchases
From time to time, we repurchase shares as part of our capital management program. Our Board of Directors has authorized share repurchase programs as follows:

•	$1.5 billion of Chubb Common Shares from January 1, 2015 through December 31, 2015

•	$1.0 billion of Chubb Common Shares from November 17, 2016 through December 31, 2017

•	$1.0 billion of Chubb Common Shares from January 1, 2018 through December 31, 2018.

Share repurchases may be made in the open market, in privately negotiated transactions, block trades, accelerated repurchases and/or through option or other forward transactions. In 2015, we repurchased $734 million of Common Shares in a series of open market transactions under the Board share repurchase authorization. There were no share repurchases in 2016. In 2017, we repurchased $830 million of Common Shares in a series of open market transactions under the Board share repurchase authorization.

Common Shares
Our Common Shares had a par value of CHF 24.15 each at December 31, 2017.

As of December 31, 2017, there were 15,950,685 Common Shares in treasury with a weighted average cost of $121.85 per share.

Under Swiss law, dividends must be stated in Swiss francs though dividend payments are made by Chubb in U.S. dollars.

At our May 2016 annual general meeting, our shareholders approved an annual dividend for the following year of up to $2.76 per share, which was paid in four quarterly installments of $0.69 per share at dates determined by the Board after the annual general meeting by way of a distribution from capital contribution reserves, transferred to free reserves for payment.

At our May 2017 annual general meeting, our shareholders approved an annual dividend for the following year of up to $2.84 per share, expected to be paid in four quarterly installments of $0.71 per share after the annual general meeting by way of distribution from capital contribution reserves, transferred to free reserves for payment. The Board will determine the record and payment dates at which the annual dividend may be paid until the date of the 2018 annual general meeting, and is authorized to abstain from distributing a dividend at its discretion. The first three quarterly installments each of $0.71 per share, have been distributed by the Board as expected.

Dividend distributions on Common Shares amounted to CHF 2.76 ($2.82) per share for the year ended December 31, 2017. Refer to Note 11 to the Consolidated Financial Statements for additional information on our dividends.

Contractual Obligations and Commitments

The following table presents our future payments due by period under contractual obligations at December 31, 2017:

	Payments Due By Period
			2019	2021
(in millions of U.S. dollars)	Total	2018	and 2020	and 2022	Thereafter
Payment amounts determinable from the respective contracts
Deposit liabilities (1)	$1,872	$20	$33	$46	$1,773
Purchase obligations (2)	641	209	290	142	—
Investments, including Limited Partnerships (3)	5,081	1,728	1,576	1,111	666
Operating leases	900	181	286	203	230
Repurchase agreements	1,408	1,408	—	—	—
Short-term debt	1,000	1,000	—	—	—
Long-term debt	11,260	—	1,810	1,000	8,450
Trust preferred securities	309	—	—	—	309
Interest on debt obligations (4)	7,044	516	926	851	4,751
Total obligations in which payment amounts are determinable from the respective contracts	29,515	5,062	4,921	3,353	16,179
Payment amounts not determinable from the respective contracts
Estimated gross loss payments under insurance and reinsurance contracts	63,202	17,139	17,559	8,859	19,645
Estimated payments for future policy benefits	19,939	943	1,786	1,595	15,615
Total contractual obligations and commitments	$112,656	$23,144	$24,266	$13,807	$51,439

(1)	Refer to Note 1 k) to the Consolidated Financial Statements.

(2)	Primarily comprises audit fees and agreements with vendors to purchase system software administration and maintenance services.

(3)	Funding commitment primarily related to limited partnerships. The timing of the payments of these commitments is uncertain and may differ from the estimated timing in the table.

(4)
Included in the debt obligations are junior subordinated capital securities of $1.0 billion, these securities bear interest at a rate equal to the three-month LIBOR plus 2.25 percentage points. For purposes of the above table, interest from January 1, 2018 through January 15, 2018, was calculated at a rate of 3.609 percent. Interest after January 15, 2018 is calculated using the three-month LIBOR rate as of January 12, 2018 plus 2.25 percentage points totaling 3.972 percent. The scheduled maturity date for these securities is April 15, 2037. Interest payments for the period from the scheduled maturity date through the final maturity date, March 29, 2067, would increase the contractual obligation by $1,207 million.

The above table excludes the following items:

•
Pension obligations: Minimum funding requirements for our pension obligations are immaterial. Subsequent funding commitments are apt to vary due to many factors and are difficult to estimate at this time. Refer to Note 13 to the Consolidated Financial Statements for additional information.

•
Liabilities for unrecognized tax benefits: The liability for unrecognized tax benefits, excluding interest, was $13 million at December 31, 2017. We recognize accruals for interest and penalties, if any, related to unrecognized tax benefits in Income tax expense in the Consolidated statements of operations. At December 31, 2017, we had $3 million in liabilities for income tax-related interest and penalties in our Consolidated balance sheets. We are unable to make a reasonably reliable estimate for the timing of cash settlement with respect to these liabilities. Refer to Note 8 to the Consolidated Financial Statements for additional information.

We have no other significant contractual obligations or commitments not reflected in the table above. We do not have any off-balance sheet arrangements that are reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Estimated gross loss payments under insurance and reinsurance contracts
We are obligated to pay claims under insurance and reinsurance contracts for specified loss events covered under those contracts. Such loss payments represent our most significant future payment obligation as a P&C insurance and reinsurance company. In contrast to other contractual obligations, cash payments are not determinable from the terms specified within the contract. For example, we do not ultimately make a payment to our counterparty for many insurance and reinsurance contracts (i.e., when a loss event has not occurred) and if a payment is to be made, the amount and timing cannot be determined from the contract. In the table above, we estimate payments by period relating to our gross liability for unpaid losses and loss expenses included in the Consolidated balance sheet at December 31, 2017, and do not take into account reinsurance recoverable. These estimated loss payments are inherently uncertain and the amount and timing of actual loss payments are likely to differ from these estimates and the differences could be material. Given the numerous factors and assumptions involved in both estimates of loss and loss expense reserves and related estimates as to the timing of future loss and loss expense payments in the table above, differences between actual and estimated loss payments will not necessarily indicate a commensurate change in ultimate loss estimates. The liability for Unpaid losses and loss expenses presented in our balance sheet is discounted for certain structured settlements for which the timing and amount of future claim payments are reliably determinable and certain reserves for unsettled claims that are discounted in statutory filings. Accordingly, the estimated amounts in the table exceed the liability for Unpaid losses and loss expenses presented in our balance sheet. Refer to Note 1 h) to the Consolidated Financial Statements for additional information.

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

On October 25, 2017, we entered into a credit facility that provides for up to $1.0 billion of availability, all of which may be used for the issuance of LOC and for revolving loans. We have the ability to increase the capacity to $2.0 billion under certain conditions, but any such increase would not raise the sub-limit for revolving loans above $1.0 billion. Our existing credit facility has a remaining term expiring in October 2022. At December 31, 2017, our LOC usage was $250 million.

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

The facility noted above requires that we maintain certain covenants, all of which have been met at December 31, 2017. These covenants include:

(i)	a minimum consolidated net worth of not less than $34.985 billion; and

(ii)	a ratio of consolidated debt to total capitalization of not greater than 0.35 to 1.

At December 31, 2017, (a) the minimum consolidated net worth requirement under the covenant described in (i) above was $34.985 billion and our actual consolidated net worth as calculated under that covenant was $50.6 billion and (b) our ratio of debt to total capitalization, as calculated under the covenant which excludes the fair value adjustment of debt acquired through the Chubb Corp acquisition, was 0.19 to 1, which is below the maximum debt to total capitalization ratio of 0.35 to 1 as described in (ii) above.

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

It is possible that, in the future, one or more of the rating agencies may reduce our existing ratings. If one or more of our ratings were downgraded, we could incur higher borrowing costs, and our ability to access the capital markets could be impacted. In addition, our insurance and reinsurance operations could be adversely impacted by a downgrade in our financial strength ratings, including a possible reduction in demand for our products in certain markets. Also, we have insurance and reinsurance contracts which contain rating triggers. In the event the S&P or A.M. Best financial strength ratings of Chubb fall, we may be faced with the cancellation of premium or be required to post collateral on our underlying obligation associated with this premium. We estimate that at December 31, 2017, a one-notch downgrade of our S&P or A.M. Best financial strength ratings would result in an immaterial loss of premium or requirement for collateral to be posted.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Market Sensitive Instruments and Risk Management
Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. We are exposed to potential losses from various market risks including changes in interest rates, equity prices, and foreign currency exchange rates. Further, through writing the GLB and GMDB products, we are exposed to volatility in the equity and credit markets, as well as interest rates. Our investment portfolio consists primarily of fixed income securities, denominated in both U.S. dollars and foreign currencies, which are sensitive to changes in interest rates and foreign currency exchange rates. The majority of our fixed income portfolio is classified as available for sale. The effect of market movements on our available for sale investment portfolio impacts Net income (through Net realized gains (losses)) when securities are sold or when we record an OTTI charge in Net income. Changes in interest rates and foreign currency exchange rates will have an immediate effect on Shareholders' equity and Comprehensive income and in certain instances, Net income. From time to time, we also use derivative instruments such as futures, options, swaps, and foreign currency forward contracts to manage the duration of our investment portfolio and foreign currency exposures and also to obtain exposure to a particular financial market. At December 31, 2017 and 2016, our notional exposure to derivative instruments was $4.8 billion and $6.2 billion, respectively. These instruments are recognized as assets or liabilities in our consolidated financial statements and are sensitive to changes in interest rates, foreign currency exchange rates, and equity security prices. As part of our investing activities, we from time to time purchase to be announced mortgage backed securities (TBAs). Changes in the fair value of TBAs are included in Net realized gains (losses) and therefore, have an immediate effect on both our Net income and Shareholders' equity.

We seek to mitigate market risk using a number of techniques, including maintaining and managing the assets and liabilities of our international operations consistent with the foreign currencies of the underlying insurance and reinsurance businesses, thereby limiting exchange rate risk to net assets denominated in foreign currencies.

The following is a discussion of our primary market risk exposures at December 31, 2017. Our policies to address these risks in 2017 were not materially different from 2016. We do not currently anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

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

The following table presents the impact at December 31, 2017 and 2016, on the fair value of our fixed income portfolio of a hypothetical increase in interest rates of 100 bps applied instantly across the U.S. yield curve (an immediate time horizon was used as this presents the worst case scenario):

(in billions of U.S. dollars, except for percentages)	2017	2016
Fair value of fixed income portfolio	$97.0	$93.8
Pre-tax impact of 100 bps increase in interest rates:
Decrease in dollars	$4.1	$3.9
As a percentage of total fixed income portfolio at fair value	4.2%	4.2%

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

The following table presents the impact at December 31, 2017 and 2016, on the fair value of our debt obligations of a hypothetical decrease in interest rates of 100 bps applied instantly across the U.S. yield curve (an immediate time horizon was used as this presents the worst case scenario):

(in millions of U.S. dollars, except for percentages)	2017	2016
Fair value of debt obligations, including repurchase agreements	$15,221	$15,360
Impact of 100 bps decrease in interest rates:
Increase in dollars	$1,144	$1,154
As a percentage of total debt obligations at fair value	7.5%	7.5%

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

The following table summarizes the net assets in non-U.S. currencies at December 31, 2017 and 2016:

		2017		2016	2017 vs. 2016 % change in exchange rate per USD
	Value of	Exchange rate	Value of	Exchange rate
(in millions of U.S. dollars, except for percentages)	Net Assets	per USD	Net Assets	per USD
British pound sterling (GBP)	$2,696	1.3513	$2,643	1.2340	9.5%
Canadian dollar (CAD)	2,289	0.7955	2,508	0.7440	6.9%
Euro (EUR)	1,846	1.2005	1,871	1.0517	14.1%
Brazilian real (BRL)	1,524	0.3019	1,194	0.3072	(1.7)%
Australian dollar (AUD)	1,283	0.7809	1,327	0.7208	8.3%
Mexican peso (MXN)	815	0.0509	687	0.0483	5.3%
Korean won (KRW) (x100)	674	0.0937	316	0.0829	13.0%
Thai baht (THB)	513	0.0307	429	0.0279	10.0%
Japanese yen (JPY)	465	0.0089	391	0.0086	3.1%
Hong Kong dollar (HKD)	400	0.1280	370	0.1289	(0.7)%
Other foreign currencies	1,644	various	1,191	various	NM
Value of net assets denominated in foreign currencies	$14,149		$12,927
As a percentage of total net assets	27.7%		26.8%
Pre-tax decrease to Shareholders' equity of a hypothetical 10 percent strengthening of the U.S. dollar	$1,285		$1,175
NM – not meaningful
(1) At December 31, 2017, net assets denominated in foreign currencies comprised approximately 41 percent tangible assets and 59 percent intangible assets, primarily goodwill.

Reinsurance of GMDB and GLB guarantees
Chubb views its variable annuity reinsurance business as having a similar risk profile to that of catastrophe reinsurance with the probability of long-term economic loss relatively small, at the time of pricing. Adverse changes in market factors and policyholder behavior will have an impact on both Life insurance underwriting income and net income. When evaluating these risks, we expect to be compensated for taking both the risk of a cumulative long-term economic net loss, as well as the short-term accounting variations caused by these market movements. Therefore, we evaluate this business in terms of its long-term economic risk and reward.

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

The tables below are estimates of the sensitivities to instantaneous changes in economic inputs (e.g., equity shock, interest rate shock etc.) or actuarial assumptions at December 31, 2017 of the FVL and of the fair value of specific derivative instruments held (hedge value) to partially offset the risk in the variable annuity guarantee reinsurance portfolio. The following assumptions should be considered when using the below tables:

•	No changes to the benefit ratio used to establish benefit reserves at December 31, 2017.

•	Equity shocks impact all global equity markets equally

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

•	The hedge sensitivity is from December 31, 2017 market levels.

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

•
In addition, the tables below do not reflect the expected quarterly run rate of net income generated by the variable annuity guarantee reinsurance portfolio if markets remain unchanged during the period. All else equal, if markets remain unchanged during the period, the Gross FVL will increase, resulting in a realized loss. The realized loss occurs primarily because, during the period, we will collect premium on the full population while 80 percent of that population has become eligible to annuitize and generate a claim (since approximately 20 percent of policies are not eligible to annuitize until after December 31, 2017). This increases the Gross FVL because future premiums are lower by the amount collected in the quarter, and also because future claims are discounted for a shorter period. We refer to this increase in Gross FVL as “timing effect”. The unfavorable impact of timing effect on our Gross FVL in a quarter is not reflected in the sensitivity tables below. For this reason, when using the tables below to estimate the sensitivity of Gross FVL in the first quarter 2018 to various changes, it is necessary to assume an additional $5 million to $45 million increase in Gross FVL and realized losses. However, the impact to Net income is substantially mitigated because the majority of this realized loss is offset by the positive quarterly run rate of Life insurance underwriting income generated by the variable annuity guarantee reinsurance portfolio if markets remain unchanged during the period. Note that both the timing effect and the quarterly run rate of Life insurance underwriting income change over time as the book ages.

	Interest Rate Shock	Worldwide Equity Shock
	(in millions of U.S. dollars)	+10%	Flat	-10%	-20%	-30%	-40%
+100 bps	(Increase)/decrease in Gross FVL	$228	$148	$29	$(160)	$(389)	$(656)
	Increase/(decrease) in hedge value	(157)	—	157	315	472	630
	Increase/(decrease) in net income	$71	$148	$186	$155	$83	$(26)
Flat	(Increase)/decrease in Gross FVL	$120	$—	$(180)	$(397)	$(658)	$(952)
	Increase/(decrease) in hedge value	(157)	—	157	315	472	630
	Increase/(decrease) in net income	$(37)	$—	$(23)	$(82)	$(186)	$(322)
-100 bps	(Increase)/decrease in Gross FVL	$(57)	$(232)	$(438)	$(683)	$(966)	$(1,277)
	Increase/(decrease) in hedge value	(157)	—	157	315	472	630
	Increase/(decrease) in net income	$(214)	$(232)	$(281)	$(368)	$(494)	$(647)

	Sensitivities to Other Economic Variables	AA-rated Credit Spreads		Interest Rate Volatility		Equity Volatility
	(in millions of U.S. dollars)	+100 bps	-100 bps	+2%	-2%	+2%	-2%
	(Increase)/decrease in Gross FVL	$58	$(65)	$—	$—	$(6)	$5
	Increase/(decrease) in hedge value	—	—	—	—	—	—
	Increase/(decrease) in net income	$58	$(65)	$—	$—	$(6)	$5

	Sensitivities to Actuarial Assumptions			Mortality
	(in millions of U.S. dollars)			+20%	+10%	-10%	-20%
	(Increase)/decrease in Gross FVL			$20	$10	$(10)	$(20)
	Increase/(decrease) in hedge value			—	—	—	—
	Increase/(decrease) in net income			$20	$10	$(10)	$(20)

				Lapses
	(in millions of U.S. dollars)			+50%	+25%	-25%	-50%
	(Increase)/decrease in Gross FVL			$77	$43	$(50)	$(106)
	Increase/(decrease) in hedge value			—	—	—	—
	Increase/(decrease) in net income			$77	$43	$(50)	$(106)

				Annuitization
	(in millions of U.S. dollars)			+50%	+25%	-25%	-50%
	(Increase)/decrease in Gross FVL			$(388)	$(207)	$171	$341
	Increase/(decrease) in hedge value			—	—	—	—
	Increase/(decrease) in net income			$(388)	$(207)	$171	$341

Variable Annuity Net Amount at Risk
All our VA reinsurance treaties include annual or aggregate claim limits and many include an aggregate deductible which limit the net amount at risk under these programs. The tables below present the net amount at risk at December 31, 2017 following an immediate change in equity market levels, assuming all global equity markets are impacted equally. For further information on the net amount at risk, refer to Note 5 c) to the Consolidated Financial Statements.

a) Reinsurance covering the GMDB risk only

	Equity Shock
(in millions of U.S. dollars)	+20%	Flat	-20%	-40%	-60%	-80%
GMDB net amount at risk	$308	$279	$478	$944	$994	$852
Claims at 100% immediate mortality	176	189	184	200	217	219

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

b) Reinsurance covering the GLB risk only

	Equity Shock
(in millions of U.S. dollars)	+20%	Flat	-20%	-40%	-60%	-80%
GLB net amount at risk	$420	$691	$1,215	$2,044	$2,620	$2,912

The treaty claim limits cause the net amount at risk to increase at a declining rate as equity markets fall.
c) Reinsurance covering both the GMDB and GLB risks on the same underlying policyholders

	Equity Shock
(in millions of U.S. dollars)	+20%	Flat	-20%	-40%	-60%	-80%
GMDB net amount at risk	$64	$81	$102	$119	$130	$136
GLB net amount at risk	255	392	624	989	1,398	1,748
Claims at 100% immediate mortality	18	18	22	75	142	180
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

ITEM 9A. Controls and Procedures
Chubb’s management, with the participation of Chubb’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Chubb’s disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as of December 31, 2017. Based upon that evaluation, Chubb’s Chief Executive Officer and Chief Financial Officer concluded that Chubb’s disclosure controls and procedures are effective in allowing information required to be disclosed in reports filed under the Securities and Exchange Act of 1934 to be recorded, processed, summarized, and reported within time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to Chubb’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In 2016, Chubb completed the acquisition of The Chubb Corporation. For the year ended December 31, 2017, we continued to integrate the information technology environments of the two companies.

There were no other changes to Chubb's internal controls over financial reporting for the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, Chubb's internal controls over financial reporting. Chubb's management report on internal control over financial reporting is included on page F-3 and PricewaterhouseCoopers LLP's audit report is included on page F-4.

ITEM 9B. Other Information

Disclosure of Certain Activities Under Section 13(r) of the Securities Exchange Act of 1934
Section 13(r) of the Securities Exchange Act of 1934, as amended, requires an issuer to disclose in its annual or quarterly reports whether it or an affiliate knowingly engaged in certain activities described in that section, including certain activities related to Iran during the period covered by the report.
Chubb, through certain of its non-U.S. subsidiaries, provides insurance and reinsurance coverage relating to marine risks for policyholders with global operations. As a result of the modification of U.S. and European sanctions on Iran in 2016, several marine policyholders have informed us that they are shipping cargo to and from Iran, including transporting crude oil, petrochemicals and refined petroleum products. As the activities of our insureds and reinsureds are permitted under applicable laws and regulations, including U. S. Department of Treasury General License H, Chubb intends for its non-U.S. subsidiaries to continue providing such coverage to its insureds and reinsureds to the extent permitted by applicable law. Since these policies insure multiple voyages and fleets containing multiple ships, we are unable to attribute gross revenues and net profits from such marine policies to these activities involving Iran.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information pertaining to this item is incorporated by reference to the sections entitled “Agenda Item 5 - Election of the Board of Directors”, “Corporate Governance - The Board of Directors - Director Nomination Process”, “Corporate Governance - The Committees of the Board - Audit Committee”, and “Corporate Governance - Did Our Officers and Directors Comply with Section 16(a) Beneficial Ownership Reporting in 2017?” of the definitive proxy statement for the 2018 Annual General Meeting of Shareholders which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A. Also incorporated herein by reference is the text under the caption “Executive Officers of the Registrant” appearing at the end of Part I Item 1 of the Annual Report on Form 10-K.

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

ITEM 11. Executive Compensation

This item is incorporated by reference to the sections entitled “Executive Compensation”, “Compensation Committee Report” and “Director Compensation” of the definitive proxy statement for the 2018 Annual General Meeting of Shareholders which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights (3)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	12,679,686	$99.09	19,517,763
Equity compensation plans not approved by security holders (2)	39,756

(1) These totals include securities available for future issuance under the following plans:
(i) Chubb Limited 2016 Long-Term Incentive Plan (LTIP). A total of 19,500,000 shares are authorized to be issued pursuant to awards made as options, stock appreciation rights, stock units, performance shares, performance units, restricted stock, and restricted stock units. The maximum number of shares that may be delivered to participants and their beneficiaries under the LTIP shall be equal to the sum of: (x) 19,500,000 shares of stock; and (y) any shares of stock that have not been delivered pursuant to the ACE LTIP (as defined in clause (ii) of this footnote (1) below) and remain available for grant pursuant to the ACE LTIP, including shares of stock represented by awards granted under the ACE LTIP that are forfeited, expire or are canceled after the effective date of the LTIP without delivery of shares of stock or which result in the forfeiture of the shares of stock back to the Company to the extent that such shares would have been added back to the reserve under the terms of the ACE LTIP. As of December 31, 2017, a total of 2,009,261 option awards and 348,792 restricted stock unit awards are outstanding, and 17,065,705 shares remain available for future issuance under this plan.

(ii) ACE Limited 2004 Long-Term Incentive Plan (ACE LTIP). As of December 31, 2017, a total of 8,255,720 option awards, 508,851 restricted stock unit awards and nil performance unit awards are outstanding. No additional grants will be made pursuant to the ACE LTIP.

(iii) The Chubb Corporation Long-Term Incentive Plan (2014) (Chubb Corp. LTIP). As of December 31, 2017, a total of 184,845 option awards, 755,504 restricted stock unit awards, 490,470 performance unit awards (representing 100% of the aggregate target in accordance with the Chubb Corp. merger agreement) and 165,999 deferred stock unit awards are outstanding. No additional grants will be made pursuant to the Chubb Corp. LTIP.

(iv) ESPP. A total of 6,500,000 shares have been authorized for purchase at a discount. As of December 31, 2017, 2,452,058 shares remain available for future issuance under this plan.

(2) These plans are the Chubb Corp. CCAP Excess Benefit Plan (CCAP Excess Benefit Plan) and the Chubb Corp. Deferred Compensation Plan for Directors, under which no Common Shares are available for future issuance other than with respect to outstanding rewards. The CCAP Excess Benefit Plan is a nonqualified, defined contribution plan and covers those participants in the Capital Accumulation Plan of The Chubb Corporation (CCAP) (Chubb Corp.’s legacy 401(k) plan) and Chubb Corp.’s legacy employee stock ownership plan (ESOP) whose total benefits under those plans are limited by certain provisions of the Internal Revenue Code. A participant in the CCAP Excess Benefit Plan is entitled to a benefit equaling the difference between the participant’s benefits under the CCAP and the ESOP, without considering the applicable limitations of the Code, and the participant’s actual benefits under such plans. A participant’s excess ESOP benefit is expressed as Common Shares. Payments under the CCAP Excess Benefit Plan are generally made: (i) for excess benefits related to the CCAP, in cash annually as soon as practical after the amount of excess benefit can be determined; and (ii) for excess benefits related to the ESOP, in Common Shares as soon as practicable after the participant’s termination of employment. Allocations under the ESOP ceased in 2004. Accordingly, other than dividends, no new contributions are made to the ESOP or the CCAP Excess Benefit Plan with respect to excess ESOP benefits.

(3) Weighted average exercise price excludes shares issuable under performance unit awards and restricted stock unit awards.

ITEM 13. Certain Relationships and Related Transactions and Director Independence

This item is incorporated by reference to the sections entitled “Corporate Governance - What Is Our Related Party Transactions Approval Policy and What Procedures Do We Use to Implement It?”, “Corporate Governance - What Related Party Transactions Do We Have?”, and “Corporate Governance - The Board of Directors - Director Independence” of the definitive proxy statement for the 2018 Annual General Meeting of Shareholders which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

ITEM 14. Principal Accounting Fees and Services

This item is incorporated by reference to the section entitled “Agenda Item 4 – Election of Auditors – 4.2 – Ratification of appointment of PricewaterhouseCoopers LLP (United States) as independent registered public accounting firm for purposes of U.S. securities law reporting” of the definitive proxy statement for the 2018 Annual General Meeting of Shareholders which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a)Financial Statements, Schedules, and Exhibits

Page
1.	Consolidated Financial Statements
–	Management's Responsibility for Financial Statements and Internal Control over Financial Reporting	F-3
–	Report of Independent Registered Public Accounting Firm	F-4
–	Consolidated Balance Sheets at December 31, 2017 and 2016	F-6
–	Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2017, 2016, and 2015	F-7
–	Consolidated Statements of Shareholders' Equity for the years ended December 31, 2017, 2016, and 2015	F-8
–	Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016, and 2015	F-9
–	Notes to Consolidated Financial Statements	F-10
2.	Financial Statement Schedules
–	Schedule I - Summary of Investments - Other Than Investments in Related Parties at December 31, 2017	F-110
–	Schedule II - Condensed Financial Information of Registrant (Parent Company Only) at December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015	F-111
–	Schedule IV - Supplemental Information Concerning Reinsurance for the years ended December 31, 2017, 2016 and 2015	F-114
–	Schedule VI - Supplementary Information Concerning Property and Casualty Operations as of and for the years ended December 31, 2017, 2016 and 2015	F-115

Other schedules have been omitted as they are not applicable to Chubb, or the required information has been included in the Consolidated Financial Statements and related notes.
3.	Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
2.1	Agreement and Plan of Merger, by and among ACE Limited, William Investment Holdings Corporation and The Chubb Corporation, dated as of June 30, 2015	8-K	2.1	July 7, 2015

3.1	Articles of Association of the Company, as amended and restated	8-K	3.1	May 20, 2016

3.2	Organizational Regulations of the Company as amended	8-K	3.1	November 21, 2016

4.1	Articles of Association of the Company, as amended and restated	8-K	4.1	May 20, 2016

4.2	Organizational Regulations of the Company as amended	8-K	3.1	November 21, 2016

4.3	Specimen share certificate representing Common Shares	8-K	4.3	July 18, 2008

4.4	Form of 2.6 percent Senior Notes due 2015	8-K	4.1	November 23, 2010

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
4.5	Indenture, dated March 15, 2002, between ACE Limited and Bank One Trust Company, N.A.	8-K	4.1	March 22, 2002

4.6	Senior Indenture, dated August 1, 1999, among ACE INA Holdings, Inc., ACE Limited and Bank of New York Mellon Trust Company, N.A. (as successor), as trustee	S-3 ASR	4.4	December 10, 2014

4.7	Indenture, dated November 30, 1999, among ACE INA Holdings, Inc. and Bank One Trust Company, N.A., as trustee	10-K	10.38	March 29, 2000

4.8	Indenture, dated December 1, 1999, among ACE INA Holdings, Inc., ACE Limited and Bank One Trust Company, National Association, as trustee	10-K	10.41	March 29, 2000

4.9	Amended and Restated Trust Agreement, dated March 31, 2000, among ACE INA Holdings, Inc., Bank One Trust Company, National Association, as property trustee, Bank One Delaware Inc., as Delaware trustee and the administrative trustees named therein	10-K	4.17	March 16, 2006

4.10	Common Securities Guarantee Agreement, dated March 31, 2000	10-K	4.18	March 16, 2006

4.11	Capital Securities Guarantee Agreement, dated March 31, 2000	10-K	4.19	March 16, 2006

4.12	Form of 2.70 percent Senior Notes due 2023	8-K	4.1	March 13, 2013

4.13	Form of 4.15 percent Senior Notes due 2043	8-K	4.2	March 13, 2013

4.14	First Supplemental Indenture dated as of March 13, 2013 to the Indenture dated as of August 1, 1999 among ACE INA Holdings, Inc., as Issuer, ACE Limited, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Successor Trustee	8-K	4.3	March 13, 2013

4.15	Form of 3.35 percent Senior Notes due 2024	8-K	4.1	May 27, 2014

4.16	Form of 3.150 percent Senior Notes due 2025	8-K	4.1	March 16, 2015

4.17	Form of 2.30 percent Senior Notes due 2020	8-K	4.1	November 3, 2015

4.18	Form of 2.875 percent Senior Notes due 2022	8-K	4.2	November 3, 2015

4.19	Form of 3.35 percent Senior Notes due 2026	8-K	4.3	November 3, 2015

4.20	Form of 4.35 percent Senior Notes due 2045	8-K	4.4	November 3, 2015

4.21	First Supplemental Indenture to the Chubb Corp Senior Indenture dated as of January 15, 2016 to the Indenture dated as of October 25, 1989 among ACE INA Holdings, Inc., as Successor Issuer, ACE Limited, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	4.1	January 15, 2016

4.22	Second Supplemental Indenture to the Chubb Corp Junior Subordinated Indenture dated as of January 15, 2016 to the Indenture dated as of March 29, 2007 among ACE INA Holdings, Inc., as Successor Issuer, ACE Limited, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	4.2	January 15, 2016

4.23	Chubb Corp Senior Indenture (incorporated by reference to Exhibit 4(a) to Chubb Corp's Registration Statement on Form S-3 filed on October 27, 1989) (File No. 33-31796)	S-3	4(a)	October 27, 1989

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith

4.24	Chubb Corp Junior Subordinated Indenture (incorporated by reference to Exhibit 4.1 to Chubb Corp's Current Report on Form 8-K filed on March 30, 2007) (File No. 001-08661)	8-K	4.1	March 30, 2007

4.25	First Supplemental Indenture to the Chubb Corp Junior Subordinated Indenture dated as of March 29, 2007 between the Chubb Corporation and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to Chubb Corp's Current Report on Form 8-K filed on March 30, 2007) (File No. 001-08661)	8-K	4.2	March 30, 2007

4.26	Form of 5.75 percent Chubb Corp Senior Notes due 2018 (incorporated by reference to Exhibit 4.1 to Chubb Corp's Current Report on Form 8-K filed on May 6, 2008) (File No. 001-08661)	8-K	4.1	May 6, 2008

4.27	Form of 6.60 percent Chubb Corp Debentures due 2018 (incorporated by reference to Exhibit 4(a) to Chubb Corp's Registration Statement on Form S-3 filed on October 27, 1989) (File No. 33-31796)	S-3	4(a)	October 27, 1989

4.28	Form of 6.80 percent Chubb Corp Debentures due 2031 (incorporated by reference to Exhibit 4(a) to Chubb Corp's Registration Statement on Form S-3 filed on October 27, 1989) (File No. 33-31796)	S-3	4(a)	October 27, 1989

4.29	Form of 6.00 percent Chubb Corp Senior Notes due 2037 (incorporated by reference to Exhibit 4.1 to Chubb Corp's Current Report on Form 8-K filed on May 11, 2007) (File No. 001-08661)	8-K	4.1	May 11, 2007

4.30	Form of 6.50 percent Chubb Corp Senior Notes due 2038 (incorporated by reference to Exhibit 4.2 to Chubb Corp's Current Report on Form 8-K filed on May 6, 2008) (File No. 001-08661)	8-K	4.2	May 6, 2008

4.31	Form of debenture for the 6.375 percent Chubb Corp DISCs (incorporated by reference to Exhibit 4.3 to Chubb Corp's Current Report on Form 8-K filed on March 30, 2007) (File No. 001-08661)	8-K	4.3	March 30, 2007

4.32	Procedures regarding the registration of shareholders in the share register of Chubb Limited	10-K	4.32	February 28, 2017

10.1*	Form of Indemnification Agreement between the Company and the directors of the Company, dated August 13, 2015	10-K	10.1	February 26, 2016

10.2	Credit Agreement for $1,000,000,000 Senior Unsecured Letter of Credit Facility, dated as of November 6, 2012, among ACE Limited, and certain subsidiaries and Wells Fargo Bank, National Association as Administrative Agent, the Swingline Bank and an Issuing Bank	10-K	10.13	February 28, 2013

10.3*	Employment Terms dated October 29, 2001, between ACE Limited and Evan Greenberg	10-K	10.64	March 27, 2003

10.4*	Employment Terms dated November 2, 2001, between ACE Limited and Philip V. Bancroft	10-K	10.65	March 27, 2003

10.5*	Executive Severance Agreement between ACE Limited and Philip Bancroft, effective January 2, 2002	10-Q	10.1	May 10, 2004

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
10.6*	Letter Regarding Executive Severance between ACE Limited and Philip V. Bancroft	10-K	10.17	February 25, 2011

10.7*	Employment Terms dated April 10, 2006, between ACE and John Keogh	10-K	10.29	February 29, 2008

10.8*	Executive Severance Agreement between ACE and John Keogh	10-K	10.30	February 29, 2008

10.9*	ACE Limited Executive Severance Plan as amended effective May 18, 2011	10-K	10.21	February 24, 2012

10.10*	Form of employment agreement between the Company (or subsidiaries of the Company) and executive officers of the Company to allocate a percentage of aggregate salary to the Company (or subsidiaries of the Company)	8-K	10.1	July 16, 2008

10.11*	Description of Executive Officer Cash Compensation for 2011	10-Q	10.1	November 3, 2011

10.12*	Outside Directors Compensation Parameters	10-K	10.12	February 28, 2017

10.13*	ACE Limited Annual Performance Incentive Plan	S-1	10.13	January 21, 1993

10.14*	ACE Limited Elective Deferred Compensation Plan (as amended and restated effective January 1, 2005)	10-K	10.24	March 16, 2006

10.15*	ACE USA Officer Deferred Compensation Plan (as amended through January 1, 2001)	10-K	10.25	March 16, 2006

10.16*	ACE USA Officer Deferred Compensation Plan (as amended and restated effective January 1, 2011)	10-Q	10.7	October 30, 2013

10.17*	ACE USA Officer Deferred Compensation Plan (as amended and restated effective January 1, 2009)	10-K	10.36	February 27, 2009

10.18*	First Amendment to the Amended and Restated ACE USA Officers Deferred Compensation Plan	10-K	10.28	February 25, 2010

10.19*	Form of Swiss Mandatory Retirement Benefit Agreement (for Swiss-employed named executive officers)	10-Q	10.2	May 7, 2010

10.20*	ACE Limited Supplemental Retirement Plan (as amended and restated effective July 1, 2001)	10-Q	10.1	November 14, 2001

10.21*	ACE Limited Supplemental Retirement Plan (as amended and restated effective January 1, 2011)	10-Q	10.6	October 30, 2013

10.22*	Amendments to the ACE Limited Supplemental Retirement Plan and the ACE Limited Elective Deferred Compensation Plan	10-K	10.38	February 29, 2008

10.23*	ACE Limited Elective Deferred Compensation Plan (as amended and restated effective January 1, 2009)	10-K	10.39	February 27, 2009

10.24*	ACE Limited Elective Deferred Compensation Plan (as amended and restated effective January 1, 2011)	10-Q	10.5	October 30, 2013

10.25*	Deferred Compensation Plan amendments, effective January 1, 2009	10-K	10.40	February 27, 2009

10.26*	Amendment to the ACE Limited Supplemental Retirement Plan	10-K	10.39	February 29, 2008

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
10.27*	Amendment and restated ACE Limited Supplemental Retirement Plan, effective January 1, 2009	10-K	10.42	February 27, 2009

10.28*	ACE USA Supplemental Employee Retirement Savings Plan (see exhibit 10.6 to Form 10-Q filed with the SEC on May 15, 2000)	10-Q	10.6	May 15, 2000

10.29*	ACE USA Supplemental Employee Retirement Savings Plan (as amended through the Second Amendment)	10-K	10.30	March 1, 2007

10.30*	ACE USA Supplemental Employee Retirement Savings Plan (as amended through the Third Amendment)	10-K	10.31	March 1, 2007

10.31*	ACE USA Supplemental Employee Retirement Savings Plan (as amended and restated)	10-K	10.46	February 27, 2009

10.32*	First Amendment to the Amended and Restated ACE USA Supplemental Employee Retirement Savings Plan	10-K	10.39	February 25, 2010

10.33*	The ACE Limited 1995 Outside Directors Plan (as amended through the Seventh Amendment)	10-Q	10.1	August 14, 2003

10.34*	ACE Limited 1998 Long-Term Incentive Plan (as amended through the Fourth Amendment)	10-K	10.34	March 1, 2007

10.35*	ACE Limited 2004 Long-Term Incentive Plan (as amended through the Fifth Amendment)	8-K	10	May 21, 2010

10.36*	ACE Limited 2004 Long-Term Incentive Plan (as amended through the Sixth Amendment)	8-K	10.1	May 20, 2013

10.37*	ACE Limited Rules of the Approved U.K. Stock Option Program (see exhibit 10.2 to Form 10-Q filed with the SEC on February 13, 1998)	10-Q	10.2	February 13, 1998

10.38*	Form of Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-K	10.54	February 27, 2009

10.39*	Form of Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-K	10.55	February 27, 2009

10.40*	Director Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.1	November 9, 2009

10.41*	Form of Restricted Stock Unit Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.1	May 8, 2008

10.42*	Form of Restricted Stock Unit Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.2	May 8, 2008

10.43*	Form of Restricted Stock Unit Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-K	10.60	February 27, 2009

10.44*	Form of Restricted Stock Unit Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.2	October 30, 2013

10.45*	Form of Restricted Stock Unit Award Terms under the ACE Limited 2004 Long-Term Incentive Plan for Chief Executive Officer, Chief Financial Officer and the General Counsel	10-K	10.56	February 28, 2014

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
10.46*	Form of Incentive Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	8-K	10.4	September 13, 2004

10.47*	Form of Incentive Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.4	May 8, 2008

10.48*	Form of Incentive Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-K	10.63	February 27, 2009

10.49*	Form of Incentive Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.3	October 30, 2013

10.50*	Form of Non-Qualified Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	8-K	10.5	September 13, 2004

10.51*	Form of Non-Qualified Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.3	May 8, 2008

10.52*	Form of Non-Qualified Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.4	October 30, 2013

10.53*	Form of Performance Based Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan, as updated through May 4, 2006	10-Q	10.3	May 5, 2006

10.54*	Revised Form of Performance Based Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.2	November 8, 2006

10.55*	Revised Form of Performance Based Restricted Stock Award Terms under The ACE Limited 2004 Long-Term Incentive Plan	10-K	10.65	February 25, 2011

10.56*	Form of Performance Based Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-K	10.67	February 28, 2014

10.57*	Form of Performance Based Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan for Chief Executive Officer, Chief Financial Officer and the General Counsel	10-K	10.68	February 28, 2014

10.58*	Form of Restricted Stock Unit Award Terms (for outside directors) under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.2	November 7, 2007

10.59*	Form of Restricted Stock Unit Award Terms (for outside directors) under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.2	August 7, 2009

10.60*	Form of Incentive Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan for Messrs. Greenberg and Cusumano	10-Q	10.1	August 4, 2011

10.61*	Form of Non-Qualified Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan for Messrs. Greenberg and Cusumano	10-Q	10.2	August 4, 2011

10.62*	Form of Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan for Messrs. Greenberg and Cusumano	10-Q	10.3	August 4, 2011

10.63*	ACE Limited Employee Stock Purchase Plan, as amended	8-K	10.1	May 22, 2012

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
10.64*	Form of Performance Based Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan for Messrs. Greenberg and Cusumano	10-K	10.72	February 24, 2012

10.65*	Separation and Release Agreement between the Company and Robert Cusumano, dated July 24, 2013	10-Q	10.8	October 30, 2013

10.66*	Form of Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan for Swiss Executive Management	10-K	10.68	February 27, 2015

10.67*	Form of Performance Based Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan for Swiss Executive Management	10-K	10.69	February 27, 2015

10.68*	Form of Restricted Stock Unit Award Terms under the ACE Limited 2004 Long-Term Incentive Plan for Swiss Executive Management	10-K	10.70	February 27, 2015

10.69*	Form of Incentive Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan for Swiss Executive Management	10-K	10.71	February 27, 2015

10.70*	Form of Non-Qualified Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan for Swiss Executive Management	10-K	10.72	February 27, 2015

10.71*	Form of Executive Management Non-Competition Agreement	8-K	10.1	May 22, 2015

10.72	Commitment Increase Agreement to increase the credit capacity under the Credit Agreement originally entered into on November 6, 2012 to $1,500,000,000 under the Senior Unsecured Letter of Credit Facility, dated as of December 11, 2015, among ACE Limited, and certain subsidiaries, and Wells Fargo Bank, National Association as Administrative Agent, the Swingline Bank and an Issuing Bank	10-K	10.72	February 26, 2016

10.73*	Form of Performance Based Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-K	10.73	February 26, 2016

10.74*	Form of Performance Based Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan for Special Award for Messrs. Greenberg and Keogh	10-K	10.74	February 26, 2016

10.75*	Chubb Limited 2016 Long-Term Incentive Plan	S-8	4.4	May 26, 2016

10.76*	Form of Incentive Stock Option Terms under the Chubb Limited 2016 Long-Term Incentive Plan	10-Q	10.2	August 5, 2016

10.77*	Form of Restricted Stock Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan	10-Q	10.3	August 5, 2016

10.78*	Form of Restricted Stock Unit Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan	10-Q	10.4	August 5, 2016

10.79*	Form of Non-Qualified Stock Option Terms under the Chubb Limited 2016 Long-Term Incentive Plan	10-Q	10.5	August 5, 2016

10.80*	Form of Incentive Stock Option Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Swiss Executive Management	10-Q	10.6	August 5, 2016

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
10.81*	Form of Restricted Stock Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Swiss Executive Management	10-Q	10.7	August 5, 2016

10.82*	Form of Restricted Stock Unit Award Terms under the Chubb Limited 206 Long-Term Incentive Plan for Swiss Executive Management	10-Q	10.8	August 5, 2016

10.83*	Form of Non-Qualified Stock Option Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Swiss Executive Management	10-Q	10.9	August 5, 2016

10.84*	Form of Performance Based Restricted Stock Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Swiss Executive Management	10-K	10.84	February 28, 2017

10.85*	Form of Performance Based Restricted Stock Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan	10-K	10.85	February 28, 2017

10.86*	Chubb Limited Employee Stock Purchase Plan, as amended and restated	S-8	4.4	May 25, 2017

10.87*	Director Restricted Stock Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan	10-Q	10.1	August 3, 2017

10.88
Amended and Restated Credit Agreement for $1,000,000 Senior Unsecured Letter of Credit Facility, dated as of October 25, 2017, among Chubb Limited, and certain subsidiaries and Wells Fargo Bank, National Association as Administrative Agent, the Swingline Bank and an Issuing Bank
					X

10.89*	Form of Incentive Stock Option Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Executive Officers				X

10.90*	Form of Restricted Stock Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Executive Officers				X

10.91*	Form of Performance Based Restricted Stock Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Executive Officers				X

10.92*	Form of Non-Qualified Stock Option Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Executive Officers				X

10.93*	Form of Restricted Stock Unit Award Terms under the Chubb Limited 2016 Long-Term Plan for Executive Officers				X

10.94*	Form of Incentive Stock Option Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Swiss Executive Management				X

10.95*	Form of Non-Qualified Stock Option Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Swiss Executive Management				X

10.96*	Form of Restricted Stock Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Swiss Executive Management				X
10.97*	Form of Restricted Stock Unit Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Swiss Executive Management				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
10.98*	Form of Performance Based Restricted Stock Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Swiss Executive Management				X

10.99*	Chubb Limited Clawback Policy				X

12.1	Ratio of earnings to fixed charges				X

18.1	Preferability Letter of Independent Registered Public Accounting Firm	10-Q	18.1	October 29, 2014

21.1	Subsidiaries of the Company				X

23.1	Consent of Independent Registered Public Accounting Firm				X

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

101
The following financial information from Chubb Limited's Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL: (i)  Consolidated Balance Sheets at December 31, 2017 and 2016; (ii) Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2017, 2016, and 2015; (iii) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2017, 2016, and 2015; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016, and 2015; and (v) Notes to the Consolidated Financial Statements
X

* Management contract, compensatory plan or arrangement

ITEM 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHUBB LIMITED

By:	/s/ Philip V. Bancroft
Philip V. Bancroft Executive Vice President and Chief Financial Officer

February 23, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Evan G. Greenberg	Chairman, President, Chief Executive Officer, and Director	February 23, 2018
Evan G. Greenberg

/s/ Philip V. Bancroft	Executive Vice President and Chief Financial Officer	February 23, 2018
Philip V. Bancroft	(Principal Financial Officer)

/s/ Paul B. Medini	Chief Accounting Officer	February 23, 2018
Paul B. Medini	(Principal Accounting Officer)

/s/ Michael G. Atieh	Director	February 23, 2018
Michael G. Atieh

/s/ Sheila P. Burke	Director	February 23, 2018
Sheila P. Burke

/s/ James I. Cash	Director	February 23, 2018
James I. Cash

/s/ Mary A. Cirillo	Director	February 23, 2018
Mary A. Cirillo

/s/ Michael P. Connors	Director	February 23, 2018
Michael P. Connors

Signature	Title	Date

/s/ John Edwardson	Director	February 23, 2018
John Edwardson

/s/ Robert M. Hernandez	Director	February 23, 2018
Robert M. Hernandez

/s/ Leo F. Mullin	Director	February 23, 2018
Leo F. Mullin

/s/ Kimberly Ross	Director	February 23, 2018
Kimberly Ross

/s/ Robert Scully	Director	February 23, 2018
Robert Scully

/s/ Eugene B. Shanks, Jr.	Director	February 23, 2018
Eugene B. Shanks, Jr.

/s/ Theodore E. Shasta	Director	February 23, 2018
Theodore E. Shasta

/s/ David Sidwell	Director	February 23, 2018
David Sidwell

/s/ Olivier Steimer	Director	February 23, 2018
Olivier Steimer

/s/ James M. Zimmerman	Director	February 23, 2018
James M. Zimmerman

CHUBB LIMITED AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

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

As of December 31, 2017, management has evaluated the effectiveness of Chubb's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, we have concluded that Chubb's internal control over financial reporting was effective as of December 31, 2017.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements of Chubb included in this Annual Report, has issued a report on the effectiveness of Chubb's internal controls over financial reporting as of December 31, 2017. The report, which expresses an unqualified opinion on the effectiveness of Chubb's internal control over financial reporting as of December 31, 2017, is included in this Item under “Report of Independent Registered Public Accounting Firm” and follows this statement.

/s/ Evan G. Greenberg	/s/ Philip V. Bancroft
Evan G. Greenberg	Philip V. Bancroft
Chairman, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Chubb Limited

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Chubb Limited and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Responsibility for Financial Statements and Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 23, 2018

We have served as the Company’s auditor since 1985, which includes periods before the Company became subject to SEC reporting requirements.

CONSOLIDATED BALANCE SHEETS
Chubb Limited and Subsidiaries

	December 31	December 31
(in millions of U.S. dollars, except share and per share data)	2017	2016
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost – $77,835 and $79,536)	$78,939	$80,115
(includes hybrid financial instruments of $5 and $2)
Fixed maturities held to maturity, at amortized cost (fair value – $14,474 and $10,670)	14,335	10,644
Equity securities, at fair value (cost – $737 and $706)	937	814
Short-term investments, at fair value and amortized cost	3,561	3,002
Other investments (cost – $4,417 and $4,270)	4,672	4,519
Total investments	102,444	99,094
Cash	728	985
Securities lending collateral	1,737	1,092
Accrued investment income	909	918
Insurance and reinsurance balances receivable	9,334	8,970
Reinsurance recoverable on losses and loss expenses	15,034	13,577
Reinsurance recoverable on policy benefits	184	182
Deferred policy acquisition costs	4,723	4,314
Value of business acquired	326	355
Goodwill	15,541	15,332
Other intangible assets	6,513	6,763
Prepaid reinsurance premiums	2,529	2,448
Investments in partially-owned insurance companies	662	666
Other assets	6,358	5,090
Total assets	$167,022	$159,786
Liabilities
Unpaid losses and loss expenses	$63,179	$60,540
Unearned premiums	15,216	14,779
Future policy benefits	5,321	5,036
Insurance and reinsurance balances payable	5,868	5,637
Securities lending payable	1,737	1,093
Accounts payable, accrued expenses, and other liabilities	9,545	8,617
Deferred tax liabilities	699	988
Repurchase agreements	1,408	1,403
Short-term debt	1,013	500
Long-term debt	11,556	12,610
Trust preferred securities	308	308
Total liabilities	115,850	111,511
Commitments and contingencies
Shareholders’ equity
Common Shares (CHF 24.15 par value; 479,783,864 shares issued; 463,833,179 and 465,968,716 shares outstanding)	11,121	11,121
Common Shares in treasury (15,950,685 and 13,815,148 shares)	(1,944)	(1,480)
Additional paid-in capital	13,978	15,335
Retained earnings	27,474	23,613
Accumulated other comprehensive income (loss) (AOCI)	543	(314)
Total shareholders’ equity	51,172	48,275
Total liabilities and shareholders’ equity	$167,022	$159,786
See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Chubb Limited and Subsidiaries

For the years ended December 31, 2017, 2016 and 2015
(in millions of U.S. dollars, except per share data)	2017	2016	2015
Revenues
Net premiums written	$29,244	$28,145	$17,713
(Increase) decrease in unearned premiums	(210)	604	(500)
Net premiums earned	29,034	28,749	17,213
Net investment income	3,125	2,865	2,194
Net realized gains (losses):
Other-than-temporary impairment (OTTI) losses gross	(46)	(111)	(151)
Portion of OTTI losses recognized in other comprehensive income (OCI)	1	8	39
Net OTTI losses recognized in income	(45)	(103)	(112)
Net realized gains (losses) excluding OTTI losses	129	(42)	(308)
Total net realized gains (losses) (includes $(15), $(119), and $(151) reclassified from AOCI)	84	(145)	(420)
Total revenues	32,243	31,469	18,987
Expenses
Losses and loss expenses	18,454	16,052	9,484
Policy benefits	676	588	543
Policy acquisition costs	5,781	5,904	2,941
Administrative expenses	2,833	3,081	2,270
Interest expense	607	605	300
Other (income) expense	(400)	(222)	(51)
Amortization of purchased intangibles	260	19	171
Chubb integration expenses	310	492	33
Total expenses	28,521	26,519	15,691
Income before income tax	3,722	4,950	3,296
Income tax expense (benefit) (includes $(13), $28, and $(2) on reclassified unrealized gains and losses)	(139)	815	462
Net income	$3,861	$4,135	$2,834
Other comprehensive income (loss)
Unrealized appreciation (depreciation)	$618	$(35)	$(1,280)
Reclassification adjustment for net realized (gains) losses included in net income	15	119	151
	633	84	(1,129)
Change in:
Cumulative foreign currency translation adjustment	471	(154)	(958)
Postretirement benefit liability adjustment	(16)	545	15
Other comprehensive income (loss), before income tax	1,088	475	(2,072)
Income tax (expense) benefit related to OCI items	(231)	(54)	146
Other comprehensive income (loss)	857	421	(1,926)
Comprehensive income	$4,718	$4,556	$908
Earnings per share
Basic earnings per share	$8.26	$8.94	$8.71
Diluted earnings per share	$8.19	$8.87	$8.62
See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Chubb Limited and Subsidiaries

For the years ended December 31, 2017, 2016 and 2015
(in millions of U.S. dollars)	2017	2016	2015
Common Shares
Balance – beginning of year	$11,121	$7,833	$8,055
Shares issued for Chubb Corp acquisition	—	3,288	—
Dividends declared on Common Shares – par value reduction	—	—	(222)
Balance – end of year	11,121	11,121	7,833
Common Shares in treasury
Balance – beginning of year	(1,480)	(1,922)	(1,448)
Common Shares repurchased	(830)	—	(734)
Net shares redeemed under employee share-based compensation plans	366	442	260
Balance – end of year	(1,944)	(1,480)	(1,922)
Additional paid-in capital
Balance – beginning of year	15,335	4,481	5,145
Shares issued for Chubb Corp acquisition	—	11,916	—
Equity awards assumed in Chubb Corp acquisition	—	323	—
Net shares redeemed under employee share-based compensation plans	(313)	(382)	(160)
Exercise of stock options	(58)	(64)	(61)
Share-based compensation expense and other	331	313	184
Funding of dividends declared to Retained earnings	(1,317)	(1,284)	(653)
Tax benefit on share-based compensation expense	—	32	26
Balance – end of year	13,978	15,335	4,481
Retained earnings
Balance – beginning of year	23,613	19,478	16,644
Net income	3,861	4,135	2,834
Funding of dividends declared from Additional paid-in capital	1,317	1,284	653
Dividends declared on Common Shares	(1,317)	(1,284)	(653)
Balance – end of year	27,474	23,613	19,478
Accumulated other comprehensive income (loss)
Net unrealized appreciation on investments
Balance – beginning of year	1,058	874	1,851
Change in year, before reclassification from AOCI, net of income tax benefit (expense) of $(228), $72, and $154	390	37	(1,126)
Amounts reclassified from AOCI, net of income tax benefit (expense) of $(13), $28, and $(2)	2	147	149
Change in year, net of income tax benefit (expense) of $(241), $100, and $152	392	184	(977)
Balance – end of year	1,450	1,058	874
Cumulative foreign currency translation adjustment
Balance – beginning of year	(1,663)	(1,539)	(581)
Change in year, net of income tax benefit of $5, $30, and nil	476	(124)	(958)
Balance – end of year	(1,187)	(1,663)	(1,539)
Postretirement benefit liability adjustment
Balance – beginning of year	291	(70)	(79)
Change in year, net of income tax benefit (expense) of $5, $(184), and $(6)	(11)	361	9
Balance – end of year	280	291	(70)
Accumulated other comprehensive income (loss)	543	(314)	(735)
Total shareholders’ equity	$51,172	$48,275	$29,135

See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
Chubb Limited and Subsidiaries

For the years ended December 31, 2017, 2016, and 2015
(in millions of U.S. dollars)	2017	2016	2015
Cash flows from operating activities
Net income	$3,861	$4,135	$2,834
Adjustments to reconcile net income to net cash flows from operating activities
Net realized (gains) losses	(84)	145	420
Amortization of premiums/discounts on fixed maturities	694	737	158
Amortization of UPR related to the Chubb Corp acquisition and other intangibles	260	1,578	171
Deferred income taxes	(527)	96	113
Unpaid losses and loss expenses	2,137	332	(375)
Unearned premiums	264	(680)	335
Future policy benefits	217	188	216
Insurance and reinsurance balances payable	271	848	268
Accounts payable, accrued expenses, and other liabilities	(517)	(97)	179
Income taxes payable	(365)	147	(148)
Insurance and reinsurance balances receivable	(243)	(616)	(53)
Reinsurance recoverable on losses and loss expenses	(1,248)	(365)	218
Reinsurance recoverable on policy benefits	—	7	33
Deferred policy acquisition costs	(317)	(1,449)	(435)
Prepaid reinsurance premiums	(82)	18	(212)
Other	182	268	142
Net cash flows from operating activities	4,503	5,292	3,864
Cash flows from investing activities
Purchases of fixed maturities available for sale	(25,720)	(30,759)	(16,040)
Purchases of to be announced mortgage-backed securities	(27)	(56)	(31)
Purchases of fixed maturities held to maturity	(352)	(282)	(62)
Purchases of equity securities	(173)	(146)	(158)
Sales of fixed maturities available for sale	13,228	16,621	10,783
Sales of to be announced mortgage-backed securities	27	56	31
Sales of equity securities	187	1,000	183
Maturities and redemptions of fixed maturities available for sale	10,425	9,349	6,567
Maturities and redemptions of fixed maturities held to maturity	879	958	669
Net change in short-term investments	(537)	12,350	(8,216)
Net derivative instruments settlements	(265)	(168)	(21)
Acquisition of subsidiaries (net of cash acquired of $nil, $71, and $629)	—	(14,248)	264
Other	(114)	10	(263)
Net cash flows used for investing activities	(2,442)	(5,315)	(6,294)
Cash flows from financing activities
Dividends paid on Common Shares	(1,308)	(1,173)	(862)
Common Shares repurchased	(801)	—	(758)
Proceeds from issuance of long-term debt	—	—	6,090
Proceeds from issuance of repurchase agreements	2,353	2,310	2,029
Repayment of long-term debt	(501)	—	(1,150)
Repayment of repurchase agreements	(2,348)	(2,311)	(2,027)
Proceeds from share-based compensation plans	151	167	131
Policyholder contract deposits	442	522	503
Policyholder contract withdrawals	(307)	(253)	(221)
Other	—	(4)	(40)
Net cash flows (used for) from financing activities	(2,319)	(742)	3,695
Effect of foreign currency rate changes on cash and cash equivalents	1	(25)	(145)
Net (decrease) increase in cash	(257)	(790)	1,120
Cash – beginning of year	985	1,775	655
Cash – end of year	$728	$985	$1,775
Supplemental cash flow information
Taxes paid	$736	$662	$469
Interest paid	$644	$642	$259
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

For P&C insurance and reinsurance products, premiums written are primarily earned on a pro-rata basis over the policy terms to which they relate. Unearned premiums represent the portion of premiums written applicable to the unexpired portion of the policies in force. For retrospectively-rated policies, written premiums are adjusted to reflect expected ultimate premiums consistent with changes to incurred losses, or other measures of exposure as stated in the policy, and earned over the policy coverage period. For retrospectively-rated multi-year policies, premiums recognized in the current period are computed using a with-and-without method as the difference between the ceding enterprise's total contract costs before and after the experience under the contract at the reporting date. Accordingly, for retrospectively-rated multi-year policies, additional premiums are generally written and earned when losses are incurred.

Mandatory reinstatement premiums assessed on reinsurance policies are earned in the period of the loss event that gave rise to the reinstatement premiums. All remaining unearned premiums are recognized over the remaining coverage period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

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

Advertising costs are expensed as incurred except for direct-response campaigns that qualify for cost deferral, principally related to long-duration A&H business produced by the Overseas General Insurance segment, which are deferred and recognized as a component of Policy acquisition costs. For individual direct-response marketing campaigns that we can demonstrate have specifically resulted in incremental sales to customers and such sales have probable future economic benefits, incremental costs directly related to the marketing campaigns are capitalized as Deferred policy acquisition costs. Deferred policy acquisition costs, including deferred marketing costs, are reviewed regularly for recoverability from future income, including investment income, and amortized in proportion to premium revenue recognized, primarily over a ten-year period, the expected economic future benefit period based upon the same assumptions used in estimating the liability for future policy benefits. The expected future benefit period is evaluated periodically based on historical results and adjusted prospectively. The amount of deferred marketing costs reported in Deferred policy acquisition costs in the Consolidated balance sheets was $271 million and $256 million at December 31, 2017 and 2016, respectively. Amortization expense for deferred marketing costs was $116 million, $92 million, and $78 million for the years ended December 31, 2017, 2016, and 2015, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

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

The value of reinsurance business assumed of $18 million and $20 million at December 31, 2017 and 2016, respectively, included in Other assets in the accompanying Consolidated balance sheets, represents the excess of estimated ultimate value of the liabilities assumed under retroactive reinsurance contracts over consideration received. The value of reinsurance business assumed is amortized and recorded to Losses and loss expenses based on the payment pattern of the losses assumed and ranges between 9 and 40 years. The unamortized value is reviewed regularly to determine if it is recoverable based upon the terms of the contract, estimated losses and loss expenses, and anticipated investment income. Unrecoverable amounts are expensed in the period identified.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

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

Net investment income includes interest and dividend income and amortization of fixed maturity market premiums and discounts and is net of investment management and custody fees. In addition, net investment income includes the amortization of the fair value adjustment related to the acquired invested assets of Chubb Corp. An adjustment of $1,652 million related to the fair value of Chubb Corp’s fixed maturities securities was recorded (fair value adjustment) at the date of acquisition. At December 31, 2017, the remaining balance of this fair value adjustment was $858 million which is expected to amortize over the next four years; however, the estimate could vary materially based on current market conditions, bond calls, and the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

duration of the acquired investment portfolio. In addition, sales of these acquired fixed maturities would also reduce the fair value adjustment balance. For mortgage-backed securities, and any other holdings for which there is a prepayment risk, prepayment assumptions are evaluated and revised as necessary. Any adjustments required due to the resultant change in effective yields and maturities are recognized prospectively. Prepayment fees or call premiums that are only payable when a security is called prior to its maturity are earned when received and reflected in Net investment income.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

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

Except for net loss and loss expense reserves of $36 million net of discount, held at December 31, 2017, representing certain structured settlements for which the timing and amount of future claim payments are reliably determinable and $41 million, net of discount, of certain reserves for unsettled claims that are discounted in statutory filings, Chubb does not discount its P&C loss reserves. This compares with reserves of $38 million for certain structured settlements and $50 million of certain reserves for unsettled claims at December 31, 2016. Structured settlements represent contracts purchased from life insurance companies primarily to settle workers' compensation claims, where payments to the claimant by the life insurance company are expected to be made in the form of an annuity. Chubb retains the liability to the claimant in the event that the life insurance company fails to pay. At December 31, 2017, the liability due to claimants was $586 million, net of discount, and reinsurance recoverables due from the life insurance companies was $550 million, net of discount. For structured settlement contracts where payments are guaranteed regardless of claimant life expectancy, the amounts recoverable from the life insurance companies at December 31, 2017 are included in Other assets in the Consolidated balance sheets, as they do not meet the requirements for reinsurance accounting.

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

Also included in Unpaid losses and loss expenses is a fair value adjustment of $309 million at December 31, 2017 related to Chubb Corp’s historical unpaid losses and loss expenses. The estimated fair value consists of the present value of the expected net unpaid loss and loss adjustment expense payments adjusted for an estimated risk margin. The estimated cash flows are discounted at a risk free rate. The estimated risk margin varies based on the inherent risks associated with each type of reserve. The fair value is amortized through Amortization of purchased intangibles on the consolidated statements of operations over a range of 5 to 17 years, based on the estimated payout patterns of unpaid loss and loss expenses at the acquisition date.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

i) Future policy benefits
The valuation of long-duration contract reserves requires management to make estimates and assumptions regarding expenses, mortality, persistency, and investment yields. Estimates are primarily based on historical experience and information provided by ceding companies and include a margin for adverse deviation. Interest rates used in calculating reserves range from less than 1.0 percent to 8.0 percent at both December 31, 2017 and 2016. Actual results could differ materially from these estimates. Management monitors actual experience and where circumstances warrant, will revise assumptions and the related reserve estimates. Revisions are recorded in the period they are determined.

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

Under reinsurance programs covering GLBs, we assume the risk of guaranteed minimum income benefits (GMIB) and guaranteed minimum accumulation benefits (GMAB) associated with variable annuity contracts. The GMIB risk is triggered if, at the time the contract holder elects to convert the accumulated account value to a periodic payment stream (annuitize), the accumulated account value is not sufficient to provide a guaranteed minimum level of monthly income. The GMAB risk is triggered if, at contract maturity, the contract holder's account value is less than a guaranteed minimum value. Our GLB reinsurance products meet the definition of a derivative for accounting purposes and are carried at fair value with changes in fair value recognized in income. Refer to Notes 5 c) and 10 a) for additional information.

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

Interest income on deposit assets, representing the consideration received or to be received in excess of cash payments related to the deposit contract, is earned based on an effective yield calculation. The calculation of the effective yield is based on the amount and timing of actual cash flows at the balance sheet date and the estimated amount and timing of future cash flows. The effective yield is recalculated periodically to reflect revised estimates of cash flows. When a change in the actual or estimated cash flows occurs, the resulting change to the carrying amount of the deposit asset is reported as income or expense. Deposit assets of $89 million and $93 million at December 31, 2017 and 2016, respectively, are reflected in Other assets in the Consolidated balance sheets and the accretion of deposit assets related to interest pursuant to the effective yield calculation is reflected in Net investment income in the Consolidated statements of operations.

Deposit liabilities include reinsurance deposit liabilities of $100 million and $108 million and contract holder deposit funds of $1.8 billion and $1.5 billion at December 31, 2017 and 2016, respectively. Deposit liabilities are reflected in Accounts

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

payable, accrued expenses, and other liabilities in the Consolidated balance sheets. At contract inception, the deposit liability equals net cash received. An accretion rate is established based on actuarial estimates whereby the deposit liability is increased to the estimated amount payable over the contract term. The deposit accretion rate is the rate of return required to fund expected future payment obligations. We periodically reassess the estimated ultimate liability and related expected rate of return. Changes to the deposit liability are generally reflected through Interest expense to reflect the cumulative effect of the period the contract has been in force, and by an adjustment to the future accretion rate of the liability over the remaining estimated contract term.

The liability for contract holder deposit funds equals accumulated policy account values, which consist of the deposit payments plus credited interest less withdrawals and amounts assessed through the end of the period.

l) Property and Equipment
Property and equipment used in operations, including certain costs incurred to develop or obtain computer software for internal use, are capitalized and carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Property and equipment are included in Other assets in the Consolidated balance sheets and totaled $1.3 billion and $1.2 billion at December 31, 2017 and 2016, respectively.

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

n) Administrative expenses
Administrative expenses generally include all operating costs other than policy acquisition costs. The North America Commercial P&C Insurance segment manages and uses an in-house third-party claims administrator, ESIS Inc. (ESIS). ESIS performs claims management and risk control services for domestic and international organizations that self-insure P&C exposures as well as internal P&C exposures. The net operating results of ESIS are included within Administrative expenses in the Consolidated statements of operations and were $38 million, $32 million, and $30 million for the years ended December 31, 2017, 2016, and 2015, respectively.

o) Income taxes
Income taxes have been recorded related to those operations subject to income taxes. Deferred tax assets and liabilities result from temporary differences between the amounts recorded in the Consolidated financial statements and the tax basis of our assets and liabilities. The effect on deferred tax assets and liabilities of a change in tax law or rates is recognized in income in the period that includes the enactment date. For example, we recorded a net reduction in our deferred tax balances reflecting the impact of the Tax Cuts and Jobs Act (2017 Tax Act) in the fourth quarter of 2017, the period when the legislation was enacted. Refer to Note 8 for additional information. A valuation allowance against deferred tax assets is recorded if it is more likely than not that all, or some portion, of the benefits related to deferred tax assets will not be realized. The valuation allowance assessment considers tax planning strategies, where applicable.

We recognize uncertain tax positions deemed more likely than not of being sustained upon examination. Recognized income tax positions are measured at the largest amount that has a greater than 50 percent likelihood of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

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

r) Derivatives
Chubb recognizes all derivatives at fair value in the Consolidated balance sheets and participates in derivative instruments in two principal ways:

(i) To sell protection to customers as an insurance or reinsurance contract that meets the definition of a derivative for accounting purposes. For 2017 and 2016, the reinsurance of GLBs was our primary product falling into this category; and
(ii) To mitigate financial risks, principally arising from investment holdings, products sold, or assets and liabilities held in foreign currencies. For these instruments, changes in assets or liabilities measured at fair value are recorded as realized gains or losses in the Consolidated statements of operations.

We did not designate any derivatives as accounting hedges during 2017, 2016, or 2015.

s) Share-based compensation
Chubb measures and records compensation cost for all share-based payment awards at grant-date fair value. Compensation costs are recognized for share-based payment awards with only service conditions that have graded vesting schedules on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award were, in substance, multiple awards. Refer to Note 12 for additional information.

t) Chubb integration expenses
Direct costs related to the Chubb Corp acquisition were expensed as incurred. Chubb integration expenses were $310 million and $492 million for the years ended December 31, 2017 and 2016, respectively, and include all internal and external costs directly related to the integration activities of the Chubb Corp acquisition, consisting primarily of personnel-related expenses, including severance and employee retention and relocation; lease termination costs; and consulting fees. Chubb integration expenses were $33 million for the year ended December 31, 2015, consisting primarily of personnel-related expenses; consulting fees; and advisor fees.

u) New accounting pronouncements
Adopted in 2017
Stock Compensation
Effective January 2017, we prospectively adopted new guidance on stock compensation which requires recognition of the excess tax benefits or deficiencies of share-based compensation awards to employees through net income rather than through additional paid in capital. The calculation of the excess tax benefits or deficiencies is based on the difference between the market value of a stock award at the date of vesting, or at the time of exercise for a stock option, compared to the grant date fair value recognized as compensation expense in the Consolidated statements of operations. For the year ended December 31, 2017, the excess tax benefit recorded to Income tax expense in the Consolidated statement of operations was $48 million. Additionally, the guidance allowed for an election to account for forfeitures related to share-based payments either as they occur or through an estimation method. We elected to retain our current accounting for compensation expense using a forfeiture estimation process.

Income Tax Accounting Implications of the Tax Cuts and Jobs Act
The Tax Cuts and Jobs Act (2017 Tax Act) was signed into legislation in December 2017. Among other things, the 2017 Tax Act reduces the U.S. federal income tax rate to 21 percent from 35 percent effective in 2018, institutes a dividends received deduction for foreign earnings with a related tax for the deemed repatriation of unremitted foreign earnings and creates a new base erosion anti-abuse tax (BEAT) which is a new U.S. minimum tax.

The Securities and Exchange Commission issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which provides guidance for the application of the 2017 Tax Act. The income tax guidance allows for the transition impact of the 2017 Tax Act to be recorded as 1) complete with all accounting implications identified, 2) provisional based on a reasonable estimate, or 3) not recorded as no reasonable estimate was determinable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

We recorded a $450 million income tax transition benefit in the fourth quarter of 2017 on a provisional basis. This income tax benefit principally reflects our best estimate of the impact of the reduced U.S. corporate tax rate and other provisions of the 2017 Tax Act. Refer to Note 8 for additional information.

Adopted in 2018
Revenue from Contracts with Customers
In May 2014, the FASB issued an accounting standard that supersedes most existing revenue recognition guidance. The standard excludes from its scope the accounting for insurance contracts, leases, financial instruments, and certain other agreements that are governed under other GAAP guidance, but could affect the revenue recognition for certain of our claims management and risk control services. The updated guidance requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services. This guidance was effective for us on January 1, 2018. The adoption of this guidance did not have a material impact on our financial condition or results of operations given that the majority of our business is outside the scope of this guidance.

Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued guidance that affects the recognition, measurement, presentation, and disclosure of financial instruments. The guidance requires equity investments to be measured at fair value with changes in fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The standard was effective for us in the first quarter of 2018 and required recognition of a cumulative effect adjustment at adoption to beginning retained earnings. As a result, in the first quarter of 2018, we reduced other comprehensive income by $455 million, representing the unrealized appreciation on our equity investments, other than those accounted for under the equity method, with an offsetting increase in retained earnings. All subsequent changes in fair value will be recognized within realized gains (losses) on the consolidated statement of operations.

Statement of Cash Flows
In August 2016, the FASB issued guidance clarifying the classification of certain cash receipts and cash payments within the statement of cash flows, including distributions received from equity method investments. The guidance requires entities to make an accounting policy election to present cash flows received either in operating cash flows or investing cash flows based on cumulative equity-method earnings or on the nature of the distributions. We adopted this guidance effective January 1, 2018 and elected to retain our current presentation of cash receipts and cash payments based on the nature of the distributions.

Goodwill Impairment
In January 2017, the FASB issued updated guidance on goodwill impairment testing that eliminates Step 2 of the goodwill impairment test requiring entities to calculate the implied fair value of goodwill through a hypothetical purchase price allocation. Under the updated guidance, impairment will now be recognized as the amount by which a reporting unit’s carrying value exceeds its fair value. Although the standard would have been effective for us in the first quarter of 2020 on a prospective basis, we adopted this guidance early effective January 1, 2018, as permitted. The adoption of this guidance did not have an impact on our financial condition or results of operations.

Accounting guidance not yet adopted
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB issued guidance that allows the reclassification from accumulated other comprehensive loss to retained earnings for stranded tax effects resulting from the newly enacted corporate tax rate. Because the adjustment of deferred taxes due to the reduction of the corporate tax rate is required to be included in net income, the tax effects of items within accumulated other comprehensive income (referred to as stranded tax effects) do not reflect the appropriate tax rates. The amount of the reclassification will be the difference between the 35 percent historical U.S. corporate tax rate and the newly enacted 21 percent U.S. corporate tax rate. This guidance is effective for us in the first quarter of 2019 with early adoption permitted.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Premium Amortization on Purchased Callable Debt Securities
In March 2017, the FASB issued guidance on the amortization period for purchased callable debt securities held at a premium. The guidance requires the premium to be amortized to the earliest call date. Under current guidance, premiums generally are amortized over the contracted life of the security. This guidance is effective for us in the first quarter of 2019 on a modified retrospective basis through a cumulative effect adjustment to beginning retained earnings. Early adoption is permitted. Securities held at a discount do not require an accounting change. Based on our best estimate at the time of this filing, the cumulative effect adjustment at the time of adoption would be approximately $30 million pre-tax.

Lease Accounting
In February 2016, the FASB issued accounting guidance requiring leases with lease terms of more than 12 months to recognize a right of use asset and a corresponding lease liability on the balance sheets. This accounting guidance is effective for us in the first quarter of 2019 on a modified retrospective basis with early adoption permitted. In January 2018, the FASB issued a proposed update that provides an alternative transition method of adoption, permitting the recognition of a cumulative-effect adjustment to retained earnings on the date of adoption. The adoption of the guidance is not expected to have a material impact on our financial condition or results of operations. We expect that the most significant impact will be the recognition of a right of use asset and a corresponding lease liability for our real estate leases.

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

2. Acquisitions

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

We believe the Chubb Corp acquisition is highly complementary to our existing business lines, distribution channels, customer segments, and underwriting skills. Chubb Corp has a substantial presence in the U.S. with a broad variety of coverages serving large corporate and upper middle market accounts, middle market and small commercial accounts, and personal lines. Together we are one of the largest commercial insurers in the U.S. Internationally, where legacy ACE is a truly global insurer with

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

extensive presence in 54 countries and territories, Chubb Corp's operations in 25 markets added to our presence and capabilities and positioned us to better pursue important market opportunities globally. The combined company is a leader in a number of global specialty and traditional products such as professional lines, risk management, workers' compensation, accident and health (A&H), and other property and general casualty lines.
The table below details the purchase consideration and allocation of assets acquired and liabilities assumed:

(in millions of U.S. dollars, except per share data)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The purchase price allocation to intangible assets recorded in connection with the Chubb Corp acquisition and their related useful lives are as follows:

(in millions of U.S. dollars)	Purchase price Allocation at January 14, 2016	Estimated useful life
Definite life
Unearned premium reserves (UPR) intangible asset	$1,550	1 year
Agency distribution relationships and renewal rights	3,150	24 years
Internally developed technology	95	3 years
Indefinite life
Trademarks	2,800	Indefinite
Licenses	50	Indefinite
Syndicate capacity	10	Indefinite
Total identified intangible assets	$7,655

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
Total revenues and net income were lower for the year ended December 31, 2016, compared to the prior year, primarily reflecting merger-related actions in 2016, which lowered net premiums earned.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

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

3. Investments

a) Transfers of securities
During December 2017, we transferred securities, considered essential holdings in a diversified portfolio, with a total fair value of $4.3 billion from Fixed maturities available for sale to Fixed maturities held to maturity. These securities, which we have the intent and ability to hold to maturity, were transferred given the growth in our investment portfolio over the last several years, as well as continued efforts to manage the diversification of our global portfolio. The net unrealized appreciation at the date of the transfer continues to be reported in the carrying value of the transferred investments and is amortized through OCI over the remaining life of the securities using the effective interest method in a manner consistent with the amortization of any premium or discount. This transfer represents a non-cash transaction and does not impact the Consolidated statements of cash flows.

b) Fixed maturities

December 31, 2017	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	OTTI Recognized in AOCI
(in millions of U.S. dollars)
Available for sale
U.S. Treasury and agency	$3,701	$32	$(35)	$3,698	$—
Foreign	20,514	622	(106)	21,030	(1)
Corporate securities	23,453	638	(95)	23,996	(4)
Mortgage-backed securities	15,279	111	(100)	15,290	(1)
States, municipalities, and political subdivisions	14,888	125	(88)	14,925	—
	$77,835	$1,528	$(424)	$78,939	$(6)
Held to maturity
U.S. Treasury and agency	$908	$12	$(5)	$915	$—
Foreign	1,738	27	(8)	1,757	—
Corporate securities	3,159	67	(7)	3,219	—
Mortgage-backed securities	2,724	23	(5)	2,742	—
States, municipalities, and political subdivisions	5,806	50	(15)	5,841	—
	$14,335	$179	$(40)	$14,474	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

December 31, 2016	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	OTTI Recognized in AOCI
(in millions of U.S. dollars)
Available for sale
U.S. Treasury and agency	$2,883	$32	$(45)	$2,870	$—
Foreign	20,929	636	(125)	21,440	(5)
Corporate securities	23,736	580	(167)	24,149	(8)
Mortgage-backed securities	14,066	135	(194)	14,007	(1)
States, municipalities, and political subdivisions	17,922	72	(345)	17,649	—
	$79,536	$1,455	$(876)	$80,115	$(14)
Held to maturity
U.S. Treasury and agency	$655	$9	$(3)	$661	$—
Foreign	640	28	(1)	667	—
Corporate securities	2,771	50	(26)	2,795	—
Mortgage-backed securities	1,393	35	—	1,428	—
States, municipalities, and political subdivisions	5,185	26	(92)	5,119	—
	$10,644	$148	$(122)	$10,670	$—

As discussed in Note 3 d), if a credit loss is incurred on an impaired fixed maturity, an OTTI is considered to have occurred and the portion of the impairment not related to credit losses (non-credit OTTI) is recognized in OCI. Included in the “OTTI Recognized in AOCI” columns above are the cumulative amounts of non-credit OTTI recognized in OCI adjusted for subsequent sales, maturities, and redemptions. OTTI recognized in AOCI does not include the impact of subsequent changes in fair value of the related securities. In periods subsequent to a recognition of OTTI in OCI, changes in the fair value of the related fixed maturities are reflected in Net unrealized appreciation on investments in the Consolidated statements of shareholders' equity. For the years ended December 31, 2017 and 2016, $2 million of net unrealized depreciation and $62 million of net unrealized appreciation, respectively, related to such securities is included in OCI. At December 31, 2017 and 2016, AOCI included cumulative net unrealized appreciation of $7 million and $10 million, respectively, related to securities remaining in the investment portfolio for which a non-credit OTTI was recognized.

Mortgage-backed securities (MBS) issued by U.S. government agencies are combined with all other to be announced mortgage derivatives held (refer to Note 10 c) (iv)) and are included in the category, “Mortgage-backed securities”. Approximately 83 percent and 81 percent of the total mortgage-backed securities at December 31, 2017 and 2016, respectively, are represented by investments in U.S. government agency bonds. The remainder of the mortgage exposure consists of collateralized mortgage obligations and non-government mortgage-backed securities, the majority of which provide a planned structure for principal and interest payments and carry a rating of AAA by the major credit rating agencies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following table presents fixed maturities by contractual maturity:

	December 31		December 31
		2017		2016
(in millions of U.S. dollars)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
Due in 1 year or less	$3,164	$3,182	$3,892	$3,913
Due after 1 year through 5 years	24,749	25,068	24,027	24,429
Due after 5 years through 10 years	25,388	25,704	27,262	27,379
Due after 10 years	9,255	9,695	10,289	10,387
	62,556	63,649	65,470	66,108
Mortgage-backed securities	15,279	15,290	14,066	14,007
	$77,835	$78,939	$79,536	$80,115
Held to maturity
Due in 1 year or less	$743	$746	$430	$435
Due after 1 year through 5 years	2,669	2,688	2,646	2,691
Due after 5 years through 10 years	4,744	4,756	2,969	2,944
Due after 10 years	3,455	3,542	3,206	3,172
	11,611	11,732	9,251	9,242
Mortgage-backed securities	2,724	2,742	1,393	1,428
	$14,335	$14,474	$10,644	$10,670
Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

c) Equity securities

	December 31	December 31
(in millions of U.S. dollars)	2017	2016
Cost	$737	$706
Gross unrealized appreciation	212	129
Gross unrealized depreciation	(12)	(21)
Fair value	$937	$814
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
Chubb Limited and Subsidiaries

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

U.S. Treasury and agency obligations (including agency mortgage-backed securities); foreign government obligations; and states, municipalities, and political subdivisions obligations
U.S. Treasury and agency obligations (including agency mortgage-backed securities); foreign government obligations; and states, municipalities, and political subdivisions obligations represent $311 million of gross unrealized loss at December 31, 2017. These securities were evaluated for credit loss primarily using qualitative assessments of the likelihood of credit loss considering credit rating of the issuers and level of credit enhancement, if any. We concluded that the high level of creditworthiness of the issuers coupled with credit enhancement, where applicable, supports recognizing no credit loss in Net income.

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

The following table presents default assumptions by Moody's rating category (historical mean default rate provided for comparison):

Moody's Rating Category	1-in-100 Year Default Rate	Historical Mean Default Rate
Investment Grade:
Aaa-Baa	0.0-1.3%	0.0-0.3%
Below Investment Grade:
Ba	4.8%	1.0%
B	12.1%	3.2%
Caa-C	36.8%	10.5%

Application of the methodology and assumptions described above resulted in credit losses recognized in Net income for corporate securities of $5 million, $30 million, and $50 million for the years ended December 31, 2017, 2016, and 2015, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

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

For the years ended December 31, 2017 and 2015, there were no credit losses recognized in Net income for mortgage-backed securities. For the year ended December 31, 2016, there was $1 million of credit losses recognized in Net income for mortgage-backed securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following table presents the Net realized gains (losses) and the losses included in Net realized gains (losses) and OCI as a result of conditions which caused us to conclude the decline in fair value of certain investments was “other-than-temporary” and the change in net unrealized appreciation (depreciation) of investments:

	Year Ended December 31
(in millions of U.S. dollars)	2017	2016	2015
Fixed maturities:
OTTI on fixed maturities, gross	$(24)	$(89)	$(142)
OTTI on fixed maturities recognized in OCI (pre-tax)	1	8	39
OTTI on fixed maturities, net	(23)	(81)	(103)
Gross realized gains excluding OTTI	149	183	158
Gross realized losses excluding OTTI	(157)	(265)	(235)
Total fixed maturities	(31)	(163)	(180)
Equity securities:
OTTI on equity securities	(10)	(8)	(7)
Gross realized gains excluding OTTI	28	65	47
Gross realized losses excluding OTTI	(2)	(13)	(11)
Total equity securities	16	44	29
OTTI on other investments	(12)	(14)	(2)
Foreign exchange gains (losses)	36	118	(80)
Investment and embedded derivative instruments	(11)	(33)	32
Fair value adjustments on insurance derivative	364	53	(203)
S&P put options and futures	(261)	(136)	(10)
Other derivative instruments	(5)	(10)	(12)
Other	(12)	(4)	6
Net realized gains (losses)	84	(145)	(420)
Change in net unrealized appreciation (depreciation) on investments:
Fixed maturities available for sale	519	142	(1,119)
Fixed maturities held to maturity	18	(59)	43
Equity securities	88	52	(17)
Other	8	(51)	(36)
Income tax (expense) benefit	(241)	100	152
Change in net unrealized appreciation (depreciation) on investments	392	184	(977)
Total net realized gains (losses) and change in net unrealized appreciation (depreciation) on investments	$476	$39	$(1,397)

The following table presents a roll-forward of pre-tax credit losses related to fixed maturities for which a portion of OTTI was recognized in OCI:

	Year Ended December 31
(in millions of U.S. dollars)	2017	2016	2015
Balance of credit losses related to securities still held – beginning of year	$35	$53	$28
Additions where no OTTI was previously recorded	4	17	41
Additions where an OTTI was previously recorded	2	14	9
Reductions for securities sold during the period	(19)	(49)	(25)
Balance of credit losses related to securities still held – end of year	$22	$35	$53

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

e) Other investments

		December 31		December 31
		2017		2016
(in millions of U.S. dollars)	Fair Value	Cost	Fair Value	Cost
Investment funds	$270	$123	$251	$126
Limited partnerships	549	441	730	607
Partially-owned investment companies	2,803	2,803	2,645	2,645
Life insurance policies	305	305	248	248
Policy loans	244	244	209	209
Trading securities	333	333	296	295
Other	168	168	140	140
Total	$4,672	$4,417	$4,519	$4,270

Investment funds include one highly diversified fund investment as well as several direct funds that employ a variety of investment styles such as long/short equity and arbitrage/distressed. Included in limited partnerships and partially-owned investment companies are 138 individual limited partnerships covering a broad range of investment strategies including large cap buyouts, specialist buyouts, growth capital, distressed, mezzanine, real estate, and co-investments. The underlying portfolio consists of various public and private debt and equity securities of publicly traded and privately held companies and real estate assets. The underlying investments across various partnerships, geographies, industries, asset types, and investment strategies provide risk diversification within the limited partnership portfolio and the overall investment portfolio. Trading securities comprise $333 million of mutual funds supported by assets that do not qualify for separate account reporting under GAAP at December 31, 2017 compared with $271 million at December 31, 2016. There were no trading securities held in rabbi trusts at December 31, 2017, compared with $14 million of equity securities and $11 million of fixed maturities at December 31, 2016.

f) Investments in partially-owned insurance companies
The following table presents Investments in partially-owned insurance companies:

	December 31, 2017			December 31, 2016
(in millions of U.S. dollars, except for percentages)	Carrying Value	Issued Share Capital	Ownership Percentage	Carrying Value	Issued Share Capital	Ownership Percentage	Domicile
Huatai Group	$438	$616	20%	$447	$624	20%	China
Huatai Life Insurance Company	105	495	20%	99	428	20%	China
Freisenbruch-Meyer	9	—	40%	8	5	40%	Bermuda
Chubb Arabia Cooperative Insurance Company	15	27	30%	13	27	30%	Saudi Arabia
Russian Reinsurance Company	2	4	23%	2	4	23%	Russia
ABR Reinsurance Ltd.	93	800	11%	97	800	11%	Bermuda
Total	$662	$1,942		$666	$1,888
Huatai Group and Huatai Life Insurance Company provide a range of P&C, life, and investment products.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

g) Gross unrealized loss
At December 31, 2017, there were 9,828 fixed maturities out of a total of 30,932 fixed maturities in an unrealized loss position. The largest single unrealized loss in the fixed maturities was $7 million. There were 82 equity securities out of a total of 328 equity securities in an unrealized loss position. The largest single unrealized loss in the equity securities was $3 million. Fixed maturities in an unrealized loss position at December 31, 2017, comprised both investment grade and below investment grade securities for which fair value declined primarily due to widening credit spreads since the date of purchase.

The following tables present, for all securities in an unrealized loss position (including securities on loan), the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	0 – 12 Months		Over 12 Months		Total
December 31, 2017	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. Treasury and agency	$2,172	$(14)	$1,249	$(26)	$3,421	$(40)
Foreign	5,657	(65)	1,693	(49)	7,350	(114)
Corporate securities	5,210	(56)	1,332	(46)	6,542	(102)
Mortgage-backed securities	6,194	(31)	3,209	(74)	9,403	(105)
States, municipalities, and political subdivisions	9,259	(71)	1,402	(32)	10,661	(103)
Total fixed maturities	28,492	(237)	8,885	(227)	37,377	(464)
Equity securities	115	(12)	—	—	115	(12)
Other investments	78	(8)	—	—	78	(8)
Total	$28,685	$(257)	$8,885	$(227)	$37,570	$(484)

	0 – 12 Months		Over 12 Months		Total
December 31, 2016	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. Treasury and agency	$2,216	$(48)	$—	$—	$2,216	$(48)
Foreign	5,918	(99)	386	(27)	6,304	(126)
Corporate securities	7,021	(149)	641	(44)	7,662	(193)
Mortgage-backed securities	8,638	(189)	234	(5)	8,872	(194)
States, municipalities, and political subdivisions	19,448	(435)	49	(2)	19,497	(437)
Total fixed maturities	43,241	(920)	1,310	(78)	44,551	(998)
Equity securities	199	(21)	—	—	199	(21)
Other investments	201	(18)	—	—	201	(18)
Total	$43,641	$(959)	$1,310	$(78)	$44,951	$(1,037)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

h) Net investment income

	Year Ended December 31
(in millions of U.S. dollars)	2017	2016	2015
Fixed maturities	$2,987	$2,779	$2,157
Short-term investments	131	93	49
Equity securities	38	36	16
Other investments	133	98	86
Gross investment income (1)	3,289	3,006	2,308
Investment expenses	(164)	(141)	(114)
Net investment income (1)	$3,125	$2,865	$2,194
(1) Includes amortization expense related to fair value adjustment of acquired invested assets related to the Chubb Corp acquisition	$(332)	$(393)	$—
i) Restricted assets
Chubb is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutory regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. Chubb is also required to restrict assets pledged under repurchase agreements. We also use trust funds in certain large reinsurance transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit (LOC) requirements. We also have investments in segregated portfolios primarily to provide collateral or guarantees for LOC and derivative transactions. Included in restricted assets at December 31, 2017 and 2016, are investments, primarily fixed maturities, totaling $23.3 billion and $20.1 billion, and cash of $123 million and $103 million, respectively.
The following table presents the components of restricted assets:

	December 31	December 31
(in millions of U.S. dollars)	2017	2016
Trust funds	$17,011	$13,880
Deposits with U.S. regulatory authorities	2,345	2,203
Deposits with non-U.S. regulatory authorities	2,250	2,191
Assets pledged under repurchase agreements	1,434	1,461
Other pledged assets	414	435
	$23,454	$20,170

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

Other derivative instruments
We generally maintain positions in other derivative instruments including exchange-traded equity futures contracts and option contracts designed to limit exposure to a severe equity market decline, which would cause an increase in expected claims and, therefore, an increase in reserves for our guaranteed minimum death benefits (GMDB) and guaranteed living benefits (GLB) reinsurance business. Our position in exchange-traded equity futures contracts is classified within Level 1. At December 31, 2017, we held no positions in option contracts on equity market indices. The fair value of the majority of the remaining positions in other derivative instruments is based on significant observable inputs including equity security and interest rate indices. Accordingly, these are classified within Level 2. Other derivative instruments based on unobservable inputs are classified within Level 3. Other derivative instruments are recorded in either Other assets or Accounts payable, accrued expenses, and other liabilities in the Consolidated balance sheets.

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

The level of annuitization assumptions at December 31, 2017 are as follows:

% of total GMIB guaranteed value	Year of GMIB eligibility	Maximum annuitization rate(s) (per year)	Maximum annuitization rates based on
67%	First year	2% - 52%	Actual Experience
	Subsequent years	1% - 100%
3%	First year	N/A	N/A (1)
	Subsequent years	12%, 100%	Weighted average(2)
30%	First year	25%, 56%	Weighted average(2)
	Subsequent years	12%, 36%
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

In the fourth quarter of 2017, we completed a review of policyholder behavior related to annuitizations, partial withdrawals, lapses, and mortality for our variable annuity reinsurance business.

•
As annuitization experience continued to emerge, we refined our annuitization assumptions including age-based behavior, which generally lowered the annuitization rate. The change in annuitization assumptions decreased the fair value of GLB liabilities and generated a realized gain of approximately $117 million.

•
Reinsured policies allow for policyholders to make periodic withdrawals from their account values without lapsing the policy. The partial withdrawal results in a reduction to the associated guaranteed value that is either equal or proportional to the amount of the reduction in account value. Based on continued emerging experience, we refined our assumptions

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

around the types of partial withdrawals according to their impact on guaranteed value. This resulted in an increase to the fair value of GLB liabilities generating a realized loss of approximately $43 million.

•
As lapse experience continued to emerge, we further refined our assumptions which resulted in a net increase to the fair value of GLB liabilities generating a realized loss of approximately $9 million.

•
We studied mortality experience for our variable annuity business for the first time this year and subsequently refined our mortality assumptions. The updated mortality rates increased the fair value of GLB liabilities generating a realized loss of approximately $25 million.

In addition to the updates described above, we updated aspects of our valuation model relating to interest rates during the year ended December 31, 2017. This resulted in a decrease to the fair value of GLB liabilities generating a realized gain of approximately $94 million.
During the year ended December 31, 2017, we also made minor technical refinements to the internal valuation model which resulted in no material impact on the financial statements.
Financial instruments measured at fair value on a recurring basis, by valuation hierarchy

December 31, 2017	Level 1	Level 2	Level 3	Total
(in millions of U.S. dollars)
Assets:
Fixed maturities available for sale
U.S. Treasury and agency	$3,129	$569	$—	$3,698
Foreign	—	20,937	93	21,030
Corporate securities	—	22,959	1,037	23,996
Mortgage-backed securities	—	15,212	78	15,290
States, municipalities, and political subdivisions	—	14,925	—	14,925
	3,129	74,602	1,208	78,939
Equity securities	893	—	44	937
Short-term investments	2,309	1,252	—	3,561
Other investments (1)	466	305	263	1,034
Securities lending collateral	—	1,737	—	1,737
Investment derivative instruments	18	—	—	18
Other derivative instruments	1	—	—	1
Separate account assets	2,635	99	—	2,734
Total assets measured at fair value (1)	$9,451	$77,995	$1,515	$88,961
Liabilities:
Investment derivative instruments	$30	$—	$—	$30
Other derivative instruments	21	—	2	23
GLB (2)	—	—	204	204
Total liabilities measured at fair value	$51	$—	$206	$257

(1)
Excluded from the table above are partially-owned investments, investment funds, and limited partnerships of $3,623 million and other investments of $15 million at December 31, 2017 measured using NAV as a practical expedient.

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

There were no transfers of financial instruments between Level 1 and Level 2 for the years ended December 31, 2017, 2016, and 2015.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following table presents, by investment category, the expected liquidation period, fair value, and maximum future funding commitments of alternative investments:

		December 31		December 31
		2017		2016
(in millions of U.S. dollars)	Expected Liquidation Period of Underlying Assets	Fair Value	Maximum Future Funding Commitments	Fair Value	Maximum Future Funding Commitments
Financial	5 to 9 Years	$540	$330	$548	$428
Real Assets	3 to 7 Years	651	114	536	230
Distressed	3 to 7 Years	289	141	485	179
Private Credit	3 to 7 Years	187	327	236	259
Traditional	3 to 15 Years	1,656	3,149	1,550	930
Vintage	1 to 2 Years	30	—	21	14
Investment funds	Not Applicable	270	—	251	—
		$3,623	$4,061	$3,627	$2,040

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

Investment Category	Consists of investments in private equity funds:
Financial	targeting financial services companies such as financial institutions and insurance services worldwide
Real Assets	targeting investments related to hard physical assets such as real estate, infrastructure, and natural resources
Distressed	targeting distressed corporate debt/credit and equity opportunities in the U.S.
Private Credit	targeting privately originated corporate debt investments including senior secured loans and subordinated bonds
Traditional	employing traditional private equity investment strategies such as buyout and growth equity globally
Vintage	made before 2002 or where the funds’ commitment periods had already expired

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

(in millions of U.S. dollars, except for percentages)	Fair Value at December 31, 2017	Valuation Technique	Significant Unobservable Inputs	Ranges
GLB(1)	$204	Actuarial model	Lapse rate	3% – 33%
			Annuitization rate	0% – 100%

(1)	Discussion of the most significant inputs used in the fair value measurement of GLB and the sensitivity of those assumptions is included within Note 4 a) Guaranteed living benefits.
The following tables present a reconciliation of the beginning and ending balances of financial instruments measured at fair value using significant unobservable inputs (Level 3):

						Assets		Liabilities
	Available-for-Sale Debt Securities			Equity securities	Short-term investments	Other investments	Other derivative instruments	GLB(2)
Year Ended December 31, 2017	Foreign	Corporate securities (1)	MBS
(in millions of U.S. dollars)
Balance, beginning of year	$74	$681	$45	$41	$25	$225	$13	$559
Transfers into Level 3	—	231	50	—	—	—	—	9
Transfers out of Level 3	(3)	(93)	—	—	—	—	(9)	—
Change in Net Unrealized Gains (Losses) included in OCI	3	(12)	—	(1)	—	6	—	—
Net Realized Gains/Losses	—	—	—	2	—	—	(2)	(364)
Purchases	84	521	8	24	16	56	—	—
Sales	(59)	(111)	(1)	(22)	—	—	—	—
Settlements	(6)	(180)	(24)	—	(41)	(24)	—	—
Balance, end of year	$93	$1,037	$78	$44	$—	$263	$2	$204
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$(1)	$(2)	$—	$(1)	$—	$—	$(2)	$(364)

(1)	Transfers into and Purchases in Level 3 primarily consist of privately-placed fixed income securities.

(2)
Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as Future policy benefits in the Consolidated balance sheets. Refer to Note 5 c) for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

									Liabilities
	Available-for-Sale Debt Securities			Equity securities	Short-term investments	Other investments		Other derivative instruments	GLB(1)
Year Ended December 31, 2016	Foreign	Corporate securities	MBS
(in millions of U.S. dollars)
Balance, beginning of year	$57	$174	$53	$16	$—	$212	—	$6	$609
Transfers into Level 3	9	53	—	—	—	—	—	—	—
Transfers out of Level 3	(24)	(10)	—	—	(50)	—		—	—
Change in Net Unrealized Gains (Losses) included in OCI	1	15	(1)	2	—	(2)		—	—
Net Realized Gains/Losses	(6)	(13)	—	1	—	1		5	(50)
Purchases (2)	70	566	1	27	75	33		2	—
Sales	(17)	(59)	(8)	(5)	—	—		—	—
Settlements	(16)	(45)	—	—	—	(19)		—	—
Balance, end of year	$74	$681	$45	$41	$25	$225		$13	$559
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$(5)	$(11)	$—	$—	$—	$1		$5	$(50)

(1)
Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as Future policy benefits in the Consolidated balance sheets. The liability for GLB reinsurance was $853 million at December 31, 2016 and $888 million at December 31, 2015, which includes a fair value derivative adjustment of $559 million and $609 million, respectively.

(2) Includes acquired invested assets as a result of the Chubb Corp acquisition.

	Assets					Liabilities
	Available-for-Sale Debt Securities					Other derivative instruments	GLB(1)
Year Ended December 31, 2015	Foreign	Corporate securities	MBS	Equity securities	Other investments
(in millions of U.S. dollars)
Balance, beginning of year	$22	$187	$15	$2	$204	$4	$406
Transfers into Level 3	34	16	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—
Change in Net Unrealized Gains (Losses) included in OCI	(2)	(1)	—	3	(6)	—	—
Net Realized Gains/Losses	(1)	(4)	—	(2)	—	2	203
Purchases	15	52	41	13	33	—	—
Sales	(3)	(28)	(2)	—	—	—	—
Settlements	(8)	(48)	(1)		(19)	—
Balance, end of year	$57	$174	$53	$16	$212	$6	$609
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$(1)	$(2)	$—	$(2)	$—	$2	$203

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

The following tables present fair value, by valuation hierarchy, and carrying value of the financial instruments not measured at fair value:

December 31, 2017	Fair Value				Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities held to maturity
U.S. Treasury and agency	$857	$58	$—	$915	$908
Foreign	—	1,757	—	1,757	1,738
Corporate securities	—	3,184	35	3,219	3,159
Mortgage-backed securities	—	2,742	—	2,742	2,724
States, municipalities, and political subdivisions	—	5,841	—	5,841	5,806
Total assets	$857	$13,582	$35	$14,474	$14,335
Liabilities:
Repurchase agreements	$—	$1,408	$—	$1,408	$1,408
Short-term debt	—	1,013	—	1,013	1,013
Long-term debt	—	12,332	—	12,332	11,556
Trust preferred securities	—	468	—	468	308
Total liabilities	$—	$15,221	$—	$15,221	$14,285

December 31, 2016	Fair Value				Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities held to maturity
U.S. Treasury and agency	$555	$106	$—	$661	$655
Foreign	—	667	—	667	640
Corporate securities	—	2,782	13	2,795	2,771
Mortgage-backed securities	—	1,428	—	1,428	1,393
States, municipalities, and political subdivisions	—	5,119	—	5,119	5,185
Total assets	$555	$10,102	$13	$10,670	$10,644
Liabilities:
Repurchase agreements	$—	$1,403	$—	$1,403	$1,403
Short-term debt	—	503	—	503	500
Long-term debt	—	12,998	—	12,998	12,610
Trust preferred securities	—	456	—	456	308
Total liabilities	$—	$15,360	$—	$15,360	$14,821

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

	Year Ended December 31
(in millions of U.S. dollars)	2017	2016	2015
Premiums written
Direct	$33,137	$31,543	$19,879
Assumed	3,239	3,440	3,932
Ceded	(7,132)	(6,838)	(6,098)
Net	$29,244	$28,145	$17,713
Premiums earned
Direct	$32,782	$31,811	$19,355
Assumed	3,332	3,744	3,676
Ceded	(7,080)	(6,806)	(5,818)
Net	$29,034	$28,749	$17,213

Ceded losses and loss expenses incurred were $5.5 billion, $4.1 billion, and $3.1 billion for the years ended December 31, 2017, 2016, and 2015, respectively.

b) Reinsurance recoverable on ceded reinsurance

	December 31	December 31
(in millions of U.S. dollars)	2017	2016
Reinsurance recoverable on unpaid losses and loss expenses (1)	$14,014	$12,708
Reinsurance recoverable on paid losses and loss expenses (1)	1,020	869
Reinsurance recoverable on losses and loss expenses (1)	$15,034	$13,577
Reinsurance recoverable on policy benefits (1)	$184	$182

(1)	Net of a provision for uncollectible reinsurance.

The increase in reinsurance recoverable on loss and loss expenses was principally related to the California wildfires and other catastrophe losses in 2017.

We evaluate the financial condition of our reinsurers and potential reinsurers on a regular basis and also monitor concentrations of credit risk with reinsurers. The provision for uncollectible reinsurance is required principally due to the potential failure of reinsurers to indemnify Chubb, primarily because of disputes under reinsurance contracts and insolvencies. We have established provisions for amounts estimated to be uncollectible. At December 31, 2017 and 2016, the provision for uncollectible reinsurance was $321 million and $300 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following tables present a listing, at December 31, 2017, of the categories of Chubb's reinsurers:

December 31, 2017	Gross Reinsurance Recoverable on Loss and Loss Expenses	Provision for Uncollectible Reinsurance	% of Gross Reinsurance Recoverable
(in millions of U.S. dollars, except for percentages)
Categories
Largest reinsurers	$5,190	$59	1.1%
Other reinsurers rated A- or better	5,898	58	1.0%
Other reinsurers with ratings lower than A- or not rated	681	75	11.0%
Pools	577	15	2.6%
Structured settlements	550	16	2.9%
Captives	2,199	18	0.8%
Other	260	80	30.8%
Total	$15,355	$321	2.1%

Largest Reinsurers
Berkshire Hathaway Insurance Group	Lloyd's of London	Swiss Re Group
HDI Group (Hannover Re)	Munich Re Group

Categories of Chubb's reinsurers	Comprises:
Largest reinsurers	• All groups of reinsurers or captives where the gross recoverable exceeds one percent of Chubb's total shareholders' equity.
Other reinsurers rated A- or better	• All reinsurers rated A- or better that were not included in the largest reinsurer category.
Other reinsurers rated lower than A- or not rated	• All reinsurers rated lower than A- or not rated that were not included in the largest reinsurer category.
Pools	• Related to Chubb's voluntary pool participation and Chubb's mandatory pool participation required by law in certain states.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

c) Assumed life reinsurance programs involving minimum benefit guarantees under variable annuity contracts
The following table presents income and expenses relating to GMDB and GLB reinsurance. GLBs include GMIBs as well as some GMABs originating in Japan.

	Year Ended December 31
(in millions of U.S. dollars)	2017	2016	2015
GMDB
Net premiums earned	$49	$55	$61
Policy benefits and other reserve adjustments	$40	$45	$34
GLB
Net premiums earned	$110	$118	$121
Policy benefits and other reserve adjustments	105	52	45
Net realized gains (losses)	363	48	(203)
Gain (loss) recognized in Net income	$368	$114	$(127)
Net cash received and other	65	79	98
Net decrease (increase) in liability	$303	$35	$(225)

Net realized gains (losses) in the table above include gains (losses) related to foreign exchange and fair value adjustments on insurance derivatives and exclude gains (losses) on S&P put options and futures used to partially offset the risk in the GLB reinsurance portfolio. Refer to Note 10 for additional information.
At December 31, 2017 and 2016, the reported liability for GMDB reinsurance was $129 million and $120 million, respectively. At December 31, 2017 and 2016, the reported liability for GLB reinsurance was $550 million and $853 million, respectively, which includes a fair value derivative adjustment of $204 million and $559 million, respectively. Reported liabilities for both GMDB and GLB reinsurance are determined using internal valuation models. Such valuations require considerable judgment and are subject to significant uncertainty. The valuation of these products is subject to fluctuations arising from, among other factors, changes in interest rates, changes in equity markets, changes in credit markets, changes in the allocation of the investments underlying annuitants’ account values, and assumptions regarding future policyholder behavior. These models and the related assumptions are regularly reviewed by management and enhanced, as appropriate, based upon improvements in modeling assumptions and availability of updated information, such as market conditions and demographics of in-force annuities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Variable Annuity Net Amount at Risk
The net amount at risk is defined as the present value of future claim payments assuming policy account values and guaranteed values are fixed at the valuation date (December 31, 2017 and 2016, respectively) and reinsurance coverage ends at the earlier of the maturity of the underlying variable annuity policy or the reinsurance treaty. In addition, the following assumptions were used:

(in millions of U.S. dollars, except for percentages)		Net amount at risk
Reinsurance covering		December 31, 2017	December 31, 2016	2017 Future claims discount rate	Other assumptions	Total claims at 100% mortality at December 31, 2017(1)
GMDB Risk Only		$279	$341	4.00% - 4.50%	No lapses or withdrawals	$189
					Mortality according to 100% of the Annuity 2000 mortality table
GLB Risk Only		$691	$800	4.25% - 4.75%	No deaths, lapses or withdrawals	N/A
					Annuitization at a frequency most disadvantageous to Chubb(2)
					Claim calculated using interest rates in line with rates used to calculate reserve
Both Risks: (3)	GMDB	$81	$88	4.25% - 4.75%	No lapses or withdrawals	$18
					Mortality according to 100% of the Annuity 2000 mortality table
	GLB	$392	$464	4.25% - 4.75%	Annuitization at a frequency most disadvantageous to Chubb(2)	N/A
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

6. Goodwill and Other intangible assets

At December 31, 2017 and 2016, Goodwill was $15.5 billion and $15.3 billion, respectively, and Other intangible assets were $6.5 billion and $6.8 billion, respectively.

a) Goodwill
The following table presents a roll-forward of Goodwill by segment:

(in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Chubb Consolidated
Balance at December 31, 2015	$1,203	$196	$134	$2,078	$365	$820	$4,796
Acquisition of Chubb Corp	5,714	2,025	—	2,775	—	—	10,514
Foreign exchange revaluation and other	44	14	—	(36)	—	—	22
Balance at December 31, 2016	$6,961	$2,235	$134	$4,817	$365	$820	$15,332
Foreign exchange revaluation and other	15	5	—	187	—	2	209
Balance at December 31, 2017	$6,976	$2,240	$134	$5,004	$365	$822	$15,541

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

b) Other intangible assets
The majority of the Other intangible assets balance at December 31, 2017 relates to the Chubb Corp acquisition and comprised of $3.5 billion that are subject to amortization, principally Agency distribution relationships and renewal rights, and $3.0 billion that are not subject to amortization, principally trademarks.  This compares to $3.8 billion and $3.0 billion at December 31, 2016, respectively.

Amortization of purchased intangibles
Amortization expense related to purchased intangibles amounted to $260 million, $19 million, and $171 million for the years ended December 31, 2017, 2016, and 2015, respectively. The increase in amortization expense of purchased intangibles primarily reflects higher intangible amortization expense related to agency distribution relationships and renewal rights and lower amortization benefit from the fair value adjustment on Unpaid losses and loss expenses, both related to the Chubb Corp acquisition.

The following table presents, as of December 31, 2017, the expected estimated pre-tax amortization expense (benefit) of purchased intangibles, at current foreign currency exchange rates, for the next five years:

	Associated with the Chubb Corp Acquisition
For the Year Ending December 31 (in millions of U.S. dollars)	Agency distribution relationships and renewal rights	Internally developed technology	Fair value adjustment on Unpaid losses and loss expense (1)	Total	Other intangible assets	Total Amortization of purchased intangibles
2018	$325	$32	$(102)	$255	$83	$338
2019	282	—	(63)	219	75	294
2020	241	—	(36)	205	67	272
2021	218	—	(20)	198	61	259
2022	198	—	(14)	184	57	241
Total	$1,264	$32	$(235)	$1,061	$343	$1,404

(1)
In connection with the Chubb Corp acquisition, we recorded an increase to Unpaid losses and loss expenses acquired to adjust the carrying value of Chubb Corp's historical unpaid losses and loss expenses to fair value as of the acquisition date. This fair value adjustment amortizes through Amortization of purchased intangibles on the Consolidated statements of operations over a range of 5 to 17 years. The balance of the fair value adjustment on Unpaid losses and loss expense at December 31, 2017 was $309 million. Refer to Note 1(h) for additional information.

c) VOBA
The following table presents a roll-forward of VOBA:

(in millions of U.S. dollars)	2017	2016	2015
Balance, beginning of year	$355	$395	$466
Amortization of VOBA (1)	(35)	(41)	(42)
Foreign exchange revaluation	6	1	(29)
Balance, end of year	$326	$355	$395

(1)	Recognized in Policy acquisition costs in the Consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following table presents, as of December 31, 2017, the expected estimated pre-tax amortization expense related to VOBA for the next five years:

For the Year Ending December 31	VOBA
(in millions of U.S. dollars)
2018	$32
2019	27
2020	25
2021	22
2022	20
Total	$126

7. Unpaid losses and loss expenses

Chubb establishes reserves for the estimated unpaid ultimate liability for losses and loss expenses under the terms of its policies and agreements. Reserves include estimates for both claims that have been reported and for IBNR claims, and include estimates of expenses associated with processing and settling these claims. Reserves are recorded in Unpaid losses and loss expenses in the consolidated balance sheets. While we believe that our reserves for unpaid losses and loss expenses at December 31, 2017 are adequate, new information or trends may lead to future developments in incurred loss and loss expenses significantly greater or less than the reserves provided. Any such revisions could result in future changes in estimates of losses or reinsurance recoverable and would be reflected in our results of operations in the period in which the estimates are changed.
The following table presents a reconciliation of Unpaid losses and loss expenses:

	Year Ended December 31
(in millions of U.S. dollars)	2017	2016	2015
Gross unpaid losses and loss expenses, beginning of year	$60,540	$37,303	$38,315
Reinsurance recoverable on unpaid losses (1)	(12,708)	(10,741)	(11,307)
Net unpaid losses and loss expenses, beginning of year	47,832	26,562	27,008
Acquisition of subsidiaries	—	21,402	417
Total	47,832	47,964	27,425
Net losses and loss expenses incurred in respect of losses occurring in:
Current year	19,391	17,256	10,030
Prior years (2)	(937)	(1,204)	(546)
Total	18,454	16,052	9,484
Net losses and loss expenses paid in respect of losses occurring in:
Current year	6,575	5,899	4,053
Prior years	10,873	9,816	5,612
Total	17,448	15,715	9,665
Foreign currency revaluation and other	327	(469)	(682)
Net unpaid losses and loss expenses, end of year	49,165	47,832	26,562
Reinsurance recoverable on unpaid losses (1)	14,014	12,708	10,741
Gross unpaid losses and loss expenses, end of year	$63,179	$60,540	$37,303
(1) Net of provision for uncollectible reinsurance.
(2) Relates to prior period loss reserve development only and excludes prior period development related to reinstatement premiums, expense adjustments, and earned premiums totaling $108 million, $69 million, and nil, for 2017, 2016, and 2015, respectively.

The increase in gross and net unpaid losses and loss expenses in 2017 primarily reflects the significant catastrophe events, principally from California wildfires, hurricanes Harvey, Irma, and Maria and the earthquakes in Mexico. The increase in gross

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

and net unpaid losses and loss expenses in 2016 reflects the acquisition of Chubb Corp.

The loss development tables under section c) below, present Chubb’s historical incurred and paid claims development by broad product line through December 31, 2017, net of reinsurance, as well as the cumulative number of reported claims, IBNR balances, and other supplementary information.

The following table presents a reconciliation of the loss development tables to the liability for unpaid losses and loss expenses in the consolidated balance sheet:

Reconciliation of Reserve Balances to Liability for Unpaid Loss and Loss Expenses
(in millions of U.S. dollars)	December 31, 2017
Presented in the loss development tables:
North America Commercial P&C Insurance — Workers' Compensation	$8,873
North America Commercial P&C Insurance — Liability	16,631
North America Commercial P&C Insurance — Other Casualty	1,789
North America Commercial P&C Insurance — Non-Casualty	2,398
North America Personal P&C Insurance	2,421
Overseas General Insurance — Casualty	6,026
Overseas General Insurance — Non-Casualty	2,549
Global Reinsurance — Casualty	1,340
Global Reinsurance — Non-Casualty	371
Excluded from the loss development tables:
Other	4,302
Net unpaid loss and allocated loss adjustment expense	46,700
Ceded unpaid loss and allocated loss adjustment expense:
North America Commercial P&C Insurance — Workers' Compensation	$1,737
North America Commercial P&C Insurance — Liability	4,133
North America Commercial P&C Insurance — Other Casualty	813
North America Commercial P&C Insurance — Non-Casualty	1,336
North America Personal P&C Insurance	503
Overseas General Insurance — Casualty	2,550
Overseas General Insurance — Non-Casualty	1,269
Global Reinsurance — Casualty	76
Global Reinsurance — Non-Casualty	142
Other	1,628
Ceded unpaid loss and allocated loss adjustment expense	14,187
Unpaid loss and loss expense on other than short-duration contracts (1)	810
Unpaid unallocated loss adjustment expenses	1,482
Unpaid losses and loss expenses	$63,179
(1) Primarily includes the claims reserve of our international A&H business and Life Insurance segment reserves.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Business excluded from the loss development tables
“Other” shown in the reconciliation table above comprises businesses excluded from the loss development tables below:

•	North America Agricultural Insurance segment business, which is short-tailed with the majority of the liabilities expected to be resolved in the ensuing twelve months;

•
Corporate segment business, which includes run-off liabilities such as asbestos and environmental and other mass tort exposures and which impact accident years older than those shown in the exhibits below;

•	Life Insurance segment business, which is generally written using long-duration contracts; and

•	Certain subsets of our business due to data limitations or unsuitability to the development table presentation, including:

◦
We underwrite loss portfolio transfers at various times; by convention, all premium and losses associated with these transactions are recorded to the policy period of the transaction, even though the accident dates of the claims covered may be a decade or more in the past. We also underwrite certain high attachment, high limit, multiple-line and excess of aggregate coverages for large commercial clients. Changes in incurred loss and cash flow patterns are volatile and sufficiently different from those of typical insureds. This category includes the loss portfolio transfer of Fireman’s Fund personal lines run-off liabilities and Alternative Risk Solutions business within the North America Commercial P&C segment;

◦	2015 and prior paid history on a subset of previously acquired international businesses, within the Overseas General Insurance segment, due to limitations on the data prior to the acquisition;

◦	Reinsurance recoverable bad debt;

◦	Purchase accounting adjustments related to unpaid losses and loss expenses for Chubb Corp.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

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

Short-tail business
Short-tail business generally describes product lines for which losses are typically known and paid shortly after the loss actually occurs. This would include, for example, most property, personal accident, and automobile physical damage policies that we write. Due to the short reporting and development pattern for these product lines, the uncertainty associated with our estimate of ultimate losses for any particular accident period diminishes relatively quickly as actual loss experience emerges. We typically assign credibility to methods that incorporate actual loss emergence, such as the paid and reported loss development and Bornhuetter-Ferguson methods, sooner than would be the case for long-tail lines at a similar stage of development for a given origin year. The reserving process for short-tail losses arising from catastrophic events typically involves an assessment by the claims department, in conjunction with underwriters and actuaries, of our exposure and estimated losses immediately following

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

an event and then subsequent revisions of the estimated losses as our insureds provide updated actual loss information.

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

c) Loss Development Tables
The tables were designed to present business with similar risk characteristics which exhibit like development patterns and generally similar trends, in order to provide insight into the nature, amount, timing and uncertainty of cash flows related to our claims liabilities.

Each table follows a similar format and reflects the following:

•	The incurred loss triangle includes both reported case reserves and IBNR liabilities.

•
Both the incurred and paid loss triangles include allocated loss adjustment expense (i.e., defense and investigative costs particular to individual claims) but exclude unallocated loss adjustment expense (i.e., the costs associated with internal claims staff and third-party administrators).

•	The amounts in both triangles for the years ended December 31, 2008, to December 31, 2016 and average historical claim duration as of December 31, 2017, are presented as supplementary information.

•	All data presented in the triangles is net of reinsurance recoverables.

•	The IBNR reserves shown to the right of each incurred loss development exhibit reflect the net IBNR recorded as of December 31, 2017.

•
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

Historical dollar amounts are presented in this footnote on a constant-currency basis, which is achieved by assuming constant foreign exchange rates for all periods in the loss triangles, translating prior period amounts using the same local currency

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

exchange rates as the current year end. The impact of this conversion is to show the change between periods exclusive of the effect of fluctuations in exchange rates, which would otherwise distort the change in incurred loss and cash flow patterns shown. The change in incurred loss shown will differ from other U.S. GAAP disclosures of incurred prior period reserve development amounts, which include the effect of fluctuations in exchanges rates.

We provided guidance above on key assumptions that should be considered when reviewing this disclosure and information relating to how loss reserve estimates are developed. We believe the information provided in the “Loss Development Tables” section of the disclosure is of limited use for independent analysis or application of standard actuarial estimations.

Cumulative Number of Reported Claims
Reported claim counts, on a cumulative basis, are provided to the far right of each paid loss development table. We generally consider a reported claim to be one claim per coverage per claimant. We exclude claims closed without payment. Use of the presented claim counts in analysis of company experience has significant limitations, including:

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

Reported claim counts include open claims which have case reserves and exclude claims that have been incurred but not reported. As such the reported claims are consistent with reported losses, which can be calculated by subtracting incurred but not reported losses from incurred losses. Reported claim counts are inconsistent with losses in the incurred loss triangle, which include incurred but not reported losses, and are also inconsistent with losses in the paid loss triangle, which exclude case reserves.

North America Commercial P&C Insurance — Workers' Compensation — Long-tail
During the year ended December 31, 2017, we refined our loss development groupings based on the similarity of loss payout characteristics. The new groupings were applied consistently to all years presented.

This product line has a substantial geographic spread and a broad mix across industries. Types of coverage include risk management business predominantly with high deductible policies, loss sensitive business (i.e., retrospectively-rated policies), business fronted for captives, as well as excess and primary guaranteed cost coverages.

The triangle below shows all loss and allocated expense development for the workers' compensation product line. In our prior period development disclosure, we exclude any loss development where there is a directly related premium adjustment. For workers' compensation, changes in the exposure base due to payroll audits will drive changes in ultimate losses. In addition, we record involuntary pool assumptions (premiums and losses) on a lagged basis. Both of these items will influence the development in the triangle, particularly the first prior accident year, and are included in the reconciliation table presented on page F-65.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

North America Commercial P&C Insurance — Workers' Compensation — Long-tail (continued)
Net Incurred Loss and Allocated Loss Adjustment Expenses
	Years Ended December 31										December 31 2017
(in millions of U.S. dollars)			Unaudited								Net IBNR Reserves
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2017
2008	$1,084	$1,042	$1,043	$1,037	$1,036	$1,010	$1,009	$1,004	$986	$993	$214
2009		1,029	998	997	990	980	977	966	972	965	233
2010			1,049	1,037	1,050	1,065	1,064	1,052	1,028	1,020	262
2011				1,037	1,030	1,046	1,049	1,053	1,022	1,012	294
2012					1,050	1,011	1,030	1,040	1,011	989	326
2013						1,109	1,108	1,122	1,127	1,085	368
2014							1,207	1,201	1,217	1,214	553
2015								1,282	1,259	1,271	631
2016									1,367	1,367	806
2017										1,411	1,080
Total										$11,327

Net Cumulative Paid Loss and Allocated Loss Adjustment Expenses
	Years Ended December 31										December 31 2017
(in millions of U.S. dollars)			Unaudited								Reported Claims (in thousands)
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2017
2008	$124	$275	$371	$439	$503	$546	$578	$607	$632	$651	333
2009		107	258	348	416	475	519	550	597	617	282
2010			123	300	411	493	551	592	617	641	304
2011				119	294	411	484	533	567	595	287
2012					111	271	365	436	486	532	288
2013						107	286	422	506	553	300
2014							113	295	410	484	337
2015								116	301	418	339
2016									122	326	310
2017										120	307
Total										$4,937

Net Liabilities for Loss and Allocated Loss Adjustment Expenses
(in millions of U.S. dollars)	December 31, 2017
Accident years prior to 2008	$2,483
All Accident years	$8,873

Supplementary Information: (Favorable)/ Adverse Prior Period Development
(in millions of U.S. dollars)	December 31, 2017
Accident years prior to 2008	$(35)
All Accident years	$(108)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

North America Commercial P&C Insurance — Workers' Compensation — Long-tail (continued)
Supplementary Information: Average Annual Percentage Payout of Net Incurred Claims by Age, as of December 31, 2017
Age in Years	1	2	3	4	5	6	7	8	9	10
Percentage	10%	16%	10%	7%	5%	4%	3%	3%	2%	2%

North America Commercial P&C Insurance — Liability — Long-tail
During the year ended December 31, 2017, we refined our loss development groupings based on the similarity of loss payout characteristics. The new groupings were applied consistently to all years presented.

This line consists of primary and excess liability exposures, including medical liability, and professional lines, including directors and officers (D&O) liability, errors and omissions (E&O) liability, employment practices liability (EPL), fidelity bonds, and fiduciary liability.

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

This line includes management and professional liability products provided to a wide variety of clients, from national accounts to small firms along with private and not-for-profit organizations, distributed through brokers, agents, wholesalers and MGAs. Many of these coverages, particularly D&O and E&O, are typically written on a claims-made form. While most of the coverages are underwritten on a primary basis, there are significant amounts of excess exposure with large policy limits.

Net Incurred Loss and Allocated Loss Adjustment Expenses
	Years Ended December 31										December 31 2017
(in millions of U.S. dollars)			Unaudited								Net IBNR Reserves
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2017
2008	$3,792	$3,823	$3,812	$3,791	$3,652	$3,412	$3,352	$3,278	$3,174	$3,157	$245
2009		3,798	3,783	3,770	3,743	3,642	3,392	3,316	3,244	3,103	250
2010			3,578	3,583	3,601	3,559	3,419	3,250	3,128	3,107	423
2011				3,500	3,585	3,629	3,664	3,593	3,498	3,383	589
2012					3,552	3,628	3,613	3,564	3,524	3,426	856
2013						3,546	3,541	3,542	3,532	3,430	1,090
2014							3,535	3,585	3,674	3,717	1,526
2015								3,559	3,708	3,818	1,941
2016									3,533	3,594	2,381
2017										3,386	2,994
Total										$34,121

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

North America Commercial P&C Insurance — Liability — Long-tail (continued)
Net Cumulative Paid Loss and Allocated Loss Adjustment Expenses
	Years Ended December 31										December 31 2017
(in millions of U.S. dollars)			Unaudited								Reported Claims (in thousands)
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2017
2008	$147	$580	$1,110	$1,643	$1,992	$2,323	$2,558	$2,657	$2,753	$2,836	21
2009		135	587	1,160	1,672	2,019	2,357	2,545	2,678	2,730	21
2010			126	611	1,108	1,559	1,893	2,259	2,426	2,527	20
2011				160	652	1,209	1,805	2,214	2,476	2,659	20
2012					166	656	1,172	1,680	2,092	2,326	20
2013						130	548	1,192	1,597	2,007	20
2014							164	679	1,250	1,804	21
2015								138	605	1,206	23
2016									171	663	24
2017										161	19
Total										$18,919

Net Liabilities for Loss and Allocated Loss Adjustment Expenses
(in millions of U.S. dollars)	December 31, 2017
Accident years prior to 2008	$1,429
All Accident years	$16,631

Supplementary Information: (Favorable)/ Adverse Prior Period Development
(in millions of U.S. dollars)	December 31, 2017
Accident years prior to 2008	$(154)
All Accident years	$(434)

Supplementary Information: Average Annual Percentage Payout of Net Incurred Claims by Age, as of December 31, 2017
Age in Years	1	2	3	4	5	6	7	8	9	10
Percentage	4%	14%	17%	15%	12%	9%	6%	4%	2%	3%

North America Commercial P&C Insurance — Other Casualty — Long-tail
During the year ended December 31, 2017, we refined our loss development groupings based on the similarity of loss payout characteristics. The new groupings were applied consistently to all years presented.

This product line consists of the remaining commercial casualty coverages such as automobile liability and aviation. There is also a small portion of commercial multi-peril (CMP) business in accident years 2014 and prior. The paid and reported data are impacted by some catastrophe loss activity primarily on the CMP exposures just noted.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

North America Commercial P&C Insurance — Other-Casualty — Long-tail (continued)
Net Incurred Loss and Allocated Loss Adjustment Expenses
	Years Ended December 31										December 31 2017
(in millions of U.S. dollars)			Unaudited								Net IBNR Reserves
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2017
2008	$693	$733	$700	$661	$644	$647	$643	$646	$641	$637	$13
2009		594	584	550	531	488	454	447	445	441	2
2010			610	604	598	543	503	475	477	489	33
2011				577	586	578	545	530	521	513	33
2012					632	604	575	559	518	517	27
2013						526	530	522	515	468	60
2014							592	581	579	594	147
2015								486	469	501	191
2016									503	494	249
2017										531	387
Total										$5,185

Net Cumulative Paid Loss and Allocated Loss Adjustment Expenses
	Years Ended December 31										December 31 2017
(in millions of U.S. dollars)			Unaudited								Reported Claims (in thousands)
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2017
2008	$144	$342	$446	$520	$566	$591	$602	$610	$618	$617	20
2009		70	206	287	337	374	402	414	423	428	15
2010			97	236	322	364	392	434	444	449	15
2011				86	235	341	400	437	461	466	16
2012					69	223	319	386	435	470	16
2013						69	197	271	348	385	18
2014							80	220	317	391	17
2015								47	137	215	15
2016									52	146	15
2017										66	13
Total										$3,633

Net Liabilities for Loss and Allocated Loss Adjustment Expenses
(in millions of U.S. dollars)	December 31, 2017
Accident years prior to 2008	$237
All Accident years	$1,789

Supplementary Information: (Favorable)/ Adverse Prior Period Development
(in millions of U.S. dollars)	December 31, 2017
Accident years prior to 2008	$14
All Accident years	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

North America Commercial P&C Insurance — Other-Casualty — Long-tail (continued)
Supplementary Information: Average Annual Percentage Payout of Net Incurred Claims by Age, as of December 31, 2017
Age in Years	1	2	3	4	5	6	7	8	9	10
Percentage	15%	26%	17%	12%	8%	6%	2%	1%	1%	—%

North America Commercial P&C Insurance — Non-Casualty — Short-tail
During the year ended December 31, 2017, we refined our loss development groupings based on the similarity of loss payout characteristics. The new groupings were applied consistently to all years presented.

This product line represents first party commercial product lines that are short-tailed in nature, such as property, inland marine, ocean marine, surety and A&H. There is a wide diversity of products, primary and excess coverages, and policy sizes. During this ten-year period, this product line was also impacted by natural catastrophes mainly in the 2008, 2012, and 2017 accident years.

Net Incurred Loss and Allocated Loss Adjustment Expenses
	Years Ended December 31										December 31 2017
(in millions of U.S. dollars)			Unaudited								Net IBNR Reserves
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2017
2008	$1,999	$1,941	$1,916	$1,901	$1,890	$1,881	$1,877	$1,865	$1,863	$1,859	$5
2009		1,310	1,307	1,251	1,222	1,205	1,198	1,198	1,195	1,194	9
2010			1,507	1,543	1,466	1,430	1,428	1,420	1,416	1,410	9
2011				1,963	1,938	1,881	1,859	1,839	1,843	1,838	15
2012					2,034	1,918	1,884	1,866	1,861	1,848	11
2013						1,434	1,424	1,337	1,360	1,340	18
2014							1,647	1,663	1,581	1,561	29
2015								1,737	1,746	1,650	83
2016									1,911	1,888	168
2017										2,641	1,089
Total										$17,229

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

North America Commercial P&C Insurance — Non-Casualty — Short-tail (continued)
Net Cumulative Paid Loss and Allocated Loss Adjustment Expenses
	Years Ended December 31										December 31 2017
(in millions of U.S. dollars)			Unaudited								Reported Claims (in thousands)
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2017
2008	$965	$1,622	$1,744	$1,794	$1,823	$1,832	$1,838	$1,847	$1,848	$1,851	999
2009		620	1,035	1,125	1,149	1,163	1,171	1,179	1,181	1,181	1,125
2010			724	1,223	1,323	1,359	1,384	1,393	1,396	1,397	1,059
2011				939	1,573	1,718	1,777	1,787	1,811	1,816	1,053
2012					715	1,577	1,698	1,766	1,795	1,822	1,037
2013						651	1,138	1,237	1,285	1,311	1,074
2014							820	1,373	1,484	1,505	1,102
2015								726	1,343	1,488	1,173
2016									846	1,504	1,293
2017										979	1,175
Total										$14,854

Net Liabilities for Loss and Allocated Loss Adjustment Expenses
(in millions of U.S. dollars)	December 31, 2017
Accident years prior to 2008	$23
All Accident years	$2,398

Supplementary Information: (Favorable)/ Adverse Prior Period Development
(in millions of U.S. dollars)	December 31, 2017
Accident years prior to 2008	$—
All Accident years	$(188)

Supplementary Information: Average Annual Percentage Payout of Net Incurred Claims by Age, as of December 31, 2017
Age in Years	1	2	3	4	5	6	7	8	9	10
Percentage	46%	37%	7%	3%	1%	1%	—%	—%	—%	—%

North America Personal P&C Insurance — Short-tail
Chubb provides personal lines coverages for high-net-worth individuals and families in North America including homeowners, automobile, valuable articles (including fine art), umbrella liability, and recreational marine insurance offered through independent regional agents and brokers. A portfolio acquired from Fireman’s Fund is presented on a prospective basis beginning in May of accident year 2015. Reserves associated with prior accident periods were acquired through a loss portfolio transfer, which does not allow for a retrospective presentation. During this ten-year period, this segment was also impacted by natural catastrophes, mainly in 2008, 2012, and 2017 accident years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

North America Personal P&C Insurance — Short-tail (continued)
Net Incurred Loss and Allocated Loss Adjustment Expenses
	Years Ended December 31										December 31 2017
(in millions of U.S. dollars)			Unaudited								Net IBNR Reserves
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2017
2008	$1,779	$1,779	$1,749	$1,724	$1,695	$1,677	$1,670	$1,661	$1,661	$1,659	$5
2009		1,611	1,598	1,568	1,554	1,545	1,538	1,538	1,534	1,533	7
2010			1,870	1,878	1,855	1,838	1,834	1,830	1,825	1,822	9
2011				2,208	2,210	2,185	2,173	2,164	2,160	2,159	13
2012					2,185	2,183	2,183	2,191	2,185	2,186	9
2013						1,860	1,888	1,896	1,899	1,924	41
2014							2,205	2,206	2,192	2,145	29
2015								2,494	2,549	2,560	126
2016									2,439	2,542	248
2017										3,034	725
Total										$21,564

Net Cumulative Paid Loss and Allocated Loss Adjustment Expenses
	Years Ended December 31										December 31 2017
(in millions of U.S. dollars)			Unaudited								Reported Claims (in thousands)
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2017
2008	$975	$1,409	$1,521	$1,586	$1,622	$1,638	$1,644	$1,647	$1,651	$1,651	139
2009		887	1,236	1,347	1,439	1,486	1,503	1,513	1,521	1,523	125
2010			1,153	1,522	1,670	1,729	1,772	1,793	1,805	1,811	149
2011				1,360	1,835	1,971	2,051	2,105	2,129	2,138	168
2012					1,176	1,806	1,957	2,063	2,117	2,149	173
2013						1,043	1,504	1,687	1,786	1,843	126
2014							1,310	1,764	1,925	2,034	135
2015								1,499	2,083	2,270	139
2016									1,453	2,051	140
2017										1,698	123
Total										$19,168

Net Liabilities for Loss and Allocated Loss Adjustment Expenses
(in millions of U.S. dollars)	December 31, 2017
Accident years prior to 2008	$25
All Accident years	$2,421

Supplementary Information: (Favorable)/ Adverse Prior Period Development
(in millions of U.S. dollars)	December 31, 2017
Accident years prior to 2008	$(10)
All Accident years	$76

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

North America Personal P&C Insurance — Short-tail (continued)
Supplementary Information: Average Annual Percentage Payout of Net Incurred Claims by Age, as of December 31, 2017
Age in Years	1	2	3	4	5	6	7	8	9	10
Percentage	58%	24%	7%	5%	3%	1%	1%	—%	—%	—%

Overseas General Insurance — Casualty — Long-tail
During the year ended December 31, 2017, we refined our loss development groupings based on the similarity of loss payout characteristics. The new groupings were applied consistently to all years presented.

This product line is comprised of D&O liability, E&O liability, financial institutions (including crime/fidelity coverages), and non-U.S. general liability as well as aviation and political risk. Exposures are located around the world, including Europe, Latin America, and Asia. Approximately 40 percent of Chubb International’s business is generated by European accounts.
There is some U.S. exposure in Casualty from multinational accounts. The financial lines coverages are typically written on a claims-made form, while general liability coverages are typically on an occurrence basis and comprised of a mix of primary and excess businesses.

Net Incurred Loss and Allocated Loss Adjustment Expenses
	Years Ended December 31										December 31 2017
(in millions of U.S. dollars)			Unaudited								Net IBNR Reserves
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2017
2008	$1,220	$1,334	$1,423	$1,444	$1,453	$1,408	$1,336	$1,315	$1,330	$1,281	$81
2009		1,284	1,425	1,474	1,485	1,482	1,365	1,257	1,256	1,202	76
2010			1,231	1,311	1,358	1,430	1,365	1,312	1,183	1,178	97
2011				1,272	1,277	1,270	1,262	1,176	1,109	1,094	157
2012					1,311	1,281	1,348	1,367	1,363	1,345	279
2013						1,289	1,284	1,284	1,330	1,270	314
2014							1,295	1,366	1,377	1,388	506
2015								1,223	1,324	1,353	542
2016									1,227	1,333	749
2017										1,229	968
Total										$12,673

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Overseas General Insurance — Casualty — Long-tail (continued)
Net Cumulative Paid Loss and Allocated Loss Adjustment Expenses
	Years Ended December 31										December 31 2017
(in millions of U.S. dollars)			Unaudited								Reported Claims (in thousands)
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2017
2008	$121	$306	$472	$642	$790	$895	$971	$1,029	$1,083	$1,116	39
2009		123	341	524	667	763	824	896	993	1,020	39
2010			109	277	481	629	740	831	883	938	41
2011				91	250	400	534	638	719	795	42
2012					77	254	443	598	714	856	42
2013						90	272	432	584	727	42
2014							117	299	481	614	43
2015								92	296	504	45
2016									127	328	45
2017										99	34
Total										$6,997

Net Liabilities for Loss and Allocated Loss Adjustment Expenses
(in millions of U.S. dollars)	December 31, 2017
Accident years prior to 2008	$350
All Accident years	$6,026

Supplementary Information: (Favorable)/ Adverse Prior Period Development
(in millions of U.S. dollars)	December 31, 2017
Accident years prior to 2008	$(13)
All Accident years	$(68)

Supplementary Information: Average Annual Percentage Payout of Net Incurred Claims by Age, as of December 31, 2017
Age in Years	1	2	3	4	5	6	7	8	9	10
Percentage	8%	15%	14%	12%	10%	8%	6%	6%	3%	3%

Overseas General Insurance — Non-Casualty — Short-tail
During the year ended December 31, 2017, we refined our loss development groupings based on the similarity of loss payout characteristics. The new groupings were applied consistently to all years presented. In addition, the Overseas General segment disclosure has been enhanced to include some previously excluded international business as data became available. This includes historical experience for most acquisitions. The added business is principally Non-Casualty; personal automobile, property and surety lines in Latin America and Asia Pacific regions.

This product line is comprised of commercial fire, marine (predominantly cargo), surety, personal automobile (in Latin America, Asia Pacific and Japan), personal cell phones, personal residential (including high net worth), energy and construction. Latin America and Europe each make up about 35 percent of the Chubb International non-casualty book. In general, these lines have relatively stable payment and reporting patterns although they are impacted by natural catastrophes mainly in the 2008, 2010, 2011, and 2017 accident years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Overseas General Insurance — Non-Casualty — Short-tail (continued)
Net Incurred Loss and Allocated Loss Adjustment Expenses
	Years Ended December 31										December 31 2017
(in millions of U.S. dollars)			Unaudited								Net IBNR Reserves
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2017
2008	$1,609	$1,608	$1,563	$1,547	$1,553	$1,527	$1,524	$1,519	$1,508	$1,504	$25
2009		1,564	1,534	1,446	1,415	1,395	1,377	1,377	1,366	1,366	3
2010			1,713	1,734	1,705	1,693	1,687	1,673	1,660	1,643	13
2011				1,950	2,035	1,978	1,939	1,920	1,908	1,901	7
2012					1,775	1,764	1,723	1,667	1,661	1,650	34
2013						1,868	1,859	1,787	1,739	1,730	62
2014							1,975	2,048	1,985	1,959	72
2015								2,111	2,243	2,195	157
2016									2,164	2,148	19
2017										2,349	307
Total										$18,445

Net Cumulative Paid Loss and Allocated Loss Adjustment Expenses
	Years Ended December 31										December 31 2017
(in millions of U.S. dollars)			Unaudited								Reported Claims (in thousands)
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2017
2008	$646	$1,218	$1,360	$1,428	$1,451	$1,461	$1,469	$1,477	$1,477	$1,484	539
2009		602	1,095	1,233	1,300	1,324	1,335	1,341	1,344	1,343	518
2010			698	1,276	1,480	1,543	1,583	1,596	1,603	1,604	561
2011				793	1,520	1,728	1,786	1,817	1,832	1,841	579
2012					716	1,284	1,479	1,539	1,562	1,572	600
2013						738	1,340	1,541	1,574	1,612	622
2014							800	1,497	1,715	1,782	594
2015								901	1,638	1,873	627
2016									1,083	1,752	637
2017										1,098	616
Total										$15,961

Net Liabilities for Loss and Allocated Loss Adjustment Expenses
(in millions of U.S. dollars)	December 31, 2017
Accident years prior to 2008	$65
All Accident years	$2,549

Supplementary Information: (Favorable)/ Adverse Prior Period Development
(in millions of U.S. dollars)	December 31, 2017
Accident years prior to 2008	$(3)
All Accident years	$(141)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Overseas General Insurance — Non-Casualty — Short-tail (continued)
Supplementary Information: Average Annual Percentage Payout of Net Incurred Claims by Age, as of December 31, 2017
Age in Years	1	2	3	4	5	6	7	8	9	10
Percentage	44%	35%	11%	4%	2%	1%	—%	—%	—%	—%

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

Global Reinsurance — Casualty — Long-tail
During the year ended December 31, 2017, we refined our loss development groupings based on the similarity of loss payout characteristics. The new groupings were applied consistently to all years presented.

This product line includes proportional and excess coverages in general, automobile liability, professional liability, medical malpractice, workers' compensation and aviation, with exposures located around the world. In general, reinsurance exhibits less stable development patterns than primary business. In particular general casualty reinsurance and excess coverages are long-tailed and can be very volatile.

Net Incurred Loss and Allocated Loss Adjustment Expenses
	Years Ended December 31										December 31 2017
(in millions of U.S. dollars)			Unaudited								Net IBNR Reserves
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2017
2008	$399	$420	$439	$431	$428	$407	$408	$404	$401	$399	$48
2009		319	351	363	370	366	347	331	320	316	24
2010			401	421	432	443	432	426	416	402	55
2011				409	416	431	434	429	419	415	45
2012					387	383	391	394	379	372	23
2013						321	327	330	330	331	41
2014							333	334	340	343	46
2015								285	289	300	47
2016									224	228	63
2017										214	121
Total										$3,320

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Global Reinsurance — Casualty — Long-tail (continued)
Net Cumulative Paid Loss and Allocated Loss Adjustment Expenses
	Years Ended December 31										December 31 2017
(in millions of U.S. dollars)			Unaudited								Reported Claims (in thousands)
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2017
2008	$33	$77	$131	$176	$220	$253	$277	$295	$305	$315	1.209
2009		34	79	116	154	187	209	227	241	256	0.868
2010			56	125	179	221	249	274	292	307	0.795
2011				70	146	195	236	267	291	311	0.660
2012					77	167	222	261	292	308	0.472
2013						65	143	186	222	242	0.337
2014							92	185	218	249	0.400
2015								90	159	191	0.304
2016									57	113	0.258
2017										47	0.088
Total										$2,339

Net Liabilities for Loss and Allocated Loss Adjustment Expenses
(in millions of U.S. dollars)	December 31, 2017
Accident years prior to 2008	$359
All Accident years	$1,340

Supplementary Information: (Favorable)/ Adverse Prior Period Development
(in millions of U.S. dollars)	December 31, 2017
Accident years prior to 2008	$(60)
All Accident years	$(72)

Supplementary Information: Average Annual Percentage Payout of Net Incurred Claims by Age, as of December 31, 2017
Age in Years	1	2	3	4	5	6	7	8	9	10
Percentage	19%	20%	12%	11%	8%	6%	5%	4%	4%	3%
Global Reinsurance — Non-Casualty — Short-tail
During the year ended December 31, 2017, we refined our loss development groupings based on the similarity of loss payout characteristics. The new groupings were applied consistently to all years presented.

This product line includes property, property catastrophe, marine, credit/surety, A&H and energy. This product line is impacted by natural catastrophes, particularly in the 2008, 2011 and 2017 years. Of the non-catastrophe book, the mixture of business varies by year with approximately 72 percent of loss on proportional treaties in Treaty Year 2008 and after. This percentage has increased over time with the proportion being approximately 60 percent from 2008 to 2012 growing to an average of 84 percent from 2013 to 2017, with the remainder being written on an excess of loss basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Global Reinsurance — Non-Casualty — Short-tail (continued)
Net Incurred Loss and Allocated Loss Adjustment Expenses								Years Ended December 31			December 31 2017
(in millions of U.S. dollars)			Unaudited								Net IBNR Reserves
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2017
2008	$316	$310	$301	$292	$286	$286	$287	$284	$285	$286	$2
2009		141	172	152	150	144	141	139	139	139	3
2010			200	235	224	218	222	224	225	225	5
2011				274	275	272	262	263	264	264	1
2012					232	210	200	191	189	187	2
2013						163	160	149	143	144	5
2014							163	179	179	182	9
2015								146	154	161	8
2016									182	188	17
2017										396	82
Total										$2,172

Net Cumulative Paid Loss and Allocated Loss Adjustment Expenses								Years Ended December 31			December 31 2017
(in millions of U.S. dollars)			Unaudited								Reported Claims (in thousands)
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2017
2008	$79	$177	$228	$260	$274	$276	$278	$280	$280	$280	0.179
2009		52	106	122	129	132	134	134	134	134	0.114
2010			56	162	188	200	205	216	214	217	0.101
2011				85	176	207	232	251	255	258	0.128
2012					44	129	156	166	172	177	0.113
2013						46	103	121	131	133	0.119
2014							65	128	151	162	0.100
2015								56	103	132	0.110
2016									57	132	0.168
2017										191	0.205
Total										$1,816

Net Liabilities for Loss and Allocated Loss Adjustment Expenses
(in millions of U.S. dollars)	December 31, 2017
Accident years prior to 2008	$15
All Accident years	$371

Supplementary Information: (Favorable)/ Adverse Prior Period Development
(in millions of U.S. dollars)	December 31, 2017
Accident years prior to 2008	$—
All Accident years	$16

Supplementary Information: Average Annual Percentage Payout of Net Incurred Claims by Age, as of December 31, 2017
Age in Years	1	2	3	4	5	6	7	8	9	10
Percentage	34%	38%	14%	7%	4%	2%	—%	1%	—%	—%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Prior Period Development — Supplementary Information
The following table presents a reconciliation of the loss development triangles above to prior period development:

	Components of PPD
Year Ended December 31, 2017 (in millions of U.S. dollars)	2008 - 2016 accident years (implied PPD per loss triangles)	Accident years prior to 2008	Other (1)		PPD on loss reserves	RIPs, Expense adjustments, and earned premiums	Total
(favorable)/unfavorable
North America Commercial P&C Insurance
Long-tail	$(367)	$(175)	$(76)		$(618)	$56	$(562)
Short-tail	(188)	—	3		(185)	1	(184)
	(555)	(175)	(73)	(2)	(803)	57	(746)
North America Personal P&C Insurance (Short-tail)	86	(10)	(7)		69	—	69
Overseas General Insurance
Long-tail	(55)	(13)	(3)		(71)	—	(71)
Short-tail	(138)	(3)	(40)		(181)	—	(181)
	(193)	(16)	(43)	(3)	(252)	—	(252)
Global Reinsurance
Long-tail	(12)	(60)	1		(71)	3	(68)
Short-tail	16	—	—		16	(7)	9
	4	(60)	1		(55)	(4)	(59)
Subtotal	$(658)	$(261)	$(122)		$(1,041)	$53	$(988)
North America Agricultural Insurance (Short-tail)					$(174)	$55	$(119)
Corporate (Long-tail)					278	—	278
Consolidated PPD					$(937)	$108	$(829)
(1) Other includes the impact of foreign exchange.
(2) Includes favorable development of $55 million related to our Alternative Risk Solutions business; the remaining difference relates to a number of other items, none of which are individually material.
(3) Includes favorable development of $35 million related to International A&H business, the remaining difference relates to a number of other items, none of which are individually material.

Prior Period Development
The following table summarizes (favorable) and adverse prior period development (PPD) by segment. Long-tail lines include lines such as workers' compensation, general liability, and professional liability; while short-tail lines include lines such as most property lines, energy, personal accident, and agriculture. In 2017, we determined that the loss development classification for certain businesses, previously grouped within the short-tail column in the table below, would be more appropriately grouped within the long-tail column to better align with the classification of these businesses within our loss development triangles. We also determined that the loss development for certain other businesses should be reclassified from long-tail to short-tail. We updated our 2016 and 2015 amounts below to conform to the current year presentation and reclassified $101 million and $46 million, respectively, of net favorable development into long-tail from short-tail. These changes to the previously disclosed amounts have no impact to our financial condition and results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Years Ended December 31 (in millions of U.S. dollars, except for percentages)	Long-tail	Short-tail	Total	% of beginning net unpaid reserves (1)
2017
North America Commercial P&C Insurance	$(562)	$(184)	$(746)	1.6%
North America Personal P&C Insurance	—	69	69	0.1%
North America Agricultural Insurance	—	(119)	(119)	0.2%
Overseas General Insurance	(71)	(181)	(252)	0.5%
Global Reinsurance	(68)	9	(59)	0.1%
Corporate	278	—	278	0.6%
Total	$(423)	$(406)	$(829)	1.7%
2016
North America Commercial P&C Insurance	$(693)	$(85)	$(778)	1.6%
North America Personal P&C Insurance	—	27	27	0.1%
North America Agricultural Insurance	—	(72)	(72)	0.2%
Overseas General Insurance	(236)	(187)	(423)	0.9%
Global Reinsurance	(77)	(1)	(78)	0.2%
Corporate	189	—	189	0.4%
Total	$(817)	$(318)	$(1,135)	2.4%
2015
North America Commercial P&C Insurance	$(162)	$(102)	$(264)	1.0%
North America Personal P&C Insurance	—	25	25	0.1%
North America Agricultural Insurance	—	(45)	(45)	0.1%
Overseas General Insurance	(192)	(151)	(343)	1.3%
Global Reinsurance	(109)	(10)	(119)	0.4%
Corporate	200	—	200	0.7%
Total	$(263)	$(283)	$(546)	2.0%
(1) Calculated based on the beginning of period consolidated net unpaid losses and loss expenses. For 2016, the percent of beginning net unpaid reserves is calculated inclusive of the net unpaid losses and loss expenses acquired in the Chubb Corp acquisition of $21.4 billion.

North America Commercial P&C Insurance
2017
North America Commercial P&C Insurance experienced net favorable PPD of $746 million, which was the net result of several underlying favorable and adverse movements, and was driven by the following principal changes:

•	Net favorable development of $562 million in long-tail business, primarily from:

•
Net favorable development of $184 million in our commercial excess and umbrella portfolios, primarily in accident years 2011 and prior, driven by lower than expected case activity and an increase in weighting towards experience-based methods. Large loss activity in accident year 2015 led to adverse development in that year, partially offsetting the favorable development in the older years;

•
Net favorable development of $181 million in our management liability portfolios, favorably impacting accident years 2012 and prior where paid and reported loss activity was lower than expected, partially offset by adverse development in accident years 2014 through 2016, mostly as a result of higher severity claim costs compared to prior expectations in certain lines or coverages;

•
Net favorable development of $123 million in our workers’ compensation businesses (including excess workers' compensation) with favorable development of $57 million in the 2016 accident year related to our annual assessment of multi-claimant events including industrial accidents. Consistent with prior years, we reviewed these potential exposures after the close of the accident year to allow for late reporting or identification of significant losses. Net favorable development of $65 million was principally due to lower than expected loss experience and updates to development patterns used in our loss projection methods, mainly impacting accident years 2013 and prior, and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

partially offset by smaller adverse development in the more recent prior accident years;

•
Net favorable development of $32 million in our professional Errors and Omissions (E&O) portfolios, primarily in the 2012 and 2013 accident years, arising from lower than expected reported loss activity, partially offset by claim-specific adverse development in other years;

•
Net favorable development of $28 million on several large multi-line prospective deals primarily impacting the 2012 and 2013 accident years, due to lower than expected reported loss activity. These structured deals typically cover large clients for multiple product lines and with varying loss limitations; this development is net of premium adjustments of $26 million tied to the loss performance of the particular deals;

•
Net favorable development of $21 million in our political risk portfolio, primarily impacting the 2013 accident year, principally due to reported experience below expectations and an increase in weighting towards experience-based methods; and

•	Net adverse development of $21 million in our auto liability lines, primarily in the 2012 through 2015 accident years, driven by higher than expected paid and reported experience.

•	Net favorable development of $184 million in short-tail business, primarily from:

•	Net favorable development of $98 million in our property and inland marine portfolios, impacting the 2012 through 2016 accident years, resulting from lower than expected loss emergence;

•	Net favorable development of $45 million in our surety business, primarily due to lower than expected claims severity in the 2015 accident year; and

•	Net favorable development of $20 million in our accident & health (A&H) business, primarily due to lower than expected loss emergence in the 2015 and 2016 accident years.

2016
North America Commercial P&C Insurance experienced net favorable PPD of $778 million, which was the net result of several underlying favorable and adverse movements, and was driven by the following principal changes:

•	Net favorable development of $693 million in long-tail business, primarily from:

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

•	Net favorable development of $21 million in our political risk business, mainly due to favorable claim emergence in the 2012 accident year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

•
Net favorable development of $85 million in short-tail business, primarily from our property and inland marine portfolios, impacting the 2014 and 2015 accident years, resulting from lower than expected loss emergence.

2015
North America Commercial P&C Insurance experienced net favorable PPD of $264 million, representing 1.0 percent of the beginning consolidated net unpaid losses and loss expense reserves.

North America Personal P&C Insurance
2017
North America Personal P&C Insurance incurred net adverse PPD of $69 million, which was the net result of several underlying favorable and adverse movements, and was driven by the following principal changes:

•	Net adverse development of $105 million in our homeowners lines, primarily impacting the 2013 and 2016 accident years, due to higher than expected loss severity; and

•
Net favorable development of $58 million in our personal excess lines primarily impacting the 2014 accident year, due to lower than expected loss experience and an increased weighting towards experience-based methods.

2016
North America Personal P&C Insurance incurred net adverse PPD of $27 million, in our homeowners and umbrella lines due to higher than expected loss emergence. Average loss severities were higher than expected, and to a lesser degree, reinsurance and other recoveries were lower than expected.

2015
North America Personal P&C Insurance incurred net adverse PPD of $25 million, representing 0.1 percent of the beginning consolidated net unpaid losses and loss expense reserves.

North America Agricultural Insurance
North America Agricultural Insurance experienced net favorable development of $119 million, $72 million, and $45 million in 2017, 2016, and 2015, respectively. Actual claim development relates to our Multiple Peril Crop Insurance (MPCI) business and is favorable due to better than expected crop yield results in certain states at the prior year-end period (i.e., 2017 results based on crop yield results at year-end 2016).

Overseas General Insurance
2017
Overseas General Insurance experienced net favorable PPD of $252 million, which was the net result of several underlying favorable and adverse movements, and was driven by the following principal changes:

•	Net favorable development of $71 million in long-tail business, primarily from:

•
Net favorable development of $34 million in financial lines, with favorable development of $124 million in accident years 2013 and prior, resulting from lower than expected loss emergence including favorable development on specific, litigated claims, partially offset by adverse development of $90 million in accident years 2014 through 2016, primarily due to large loss experience in specific Directors and Officers (D&O) portfolios within the U.K., Continental Europe, and Australia and Financial Institutions lines in the U.K. and Continental Europe; and

•
Net favorable development of $10 million in casualty lines, with favorable development of $69 million in accident years 2013 and prior, resulting from lower than expected loss emergence, partially offset by adverse development of $32 million driven by a change in the discount rate in the U.K. (Ogden rate) impacting the 2016 and prior accident years and adverse development of $27 million in accident years 2014 to 2016, primarily due to large loss experience in U.K. excess lines and wholesale business.

•	Net favorable development of $181 million in short-tail business, primarily from:

•	Net favorable development of $48 million in A&H lines, primarily from favorable loss emergence in Asia Pacific and Continental Europe in accident years 2014 through 2016;

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

•
Net favorable development of $43 million in technical and energy lines, primarily from favorable loss emergence in accident years 2014 through 2016 primarily in offshore and power generation where experience has been better than expected;

•
Favorable development of $42 million in marine, primarily in accident years 2015 and 2016, driven mainly by favorable cargo loss emergence, including favorable claim-specific loss settlements and recoveries; and

•
Favorable development of $25 million in property (excluding technical lines), primarily in accident years 2013 through 2015, driven mainly by favorable loss emergence, including claim-specific loss settlements in all regions except Asia Pacific, partially offset by adverse Asia Pacific large loss experience in accident year 2016.

2016
Overseas General Insurance experienced net favorable PPD of $423 million, which was the net result of several underlying favorable and adverse movements, and was driven by the following principal changes:

•	Net favorable development of $236 million in long-tail business, primarily from:

•
Net favorable development of $177 million, primarily in casualty and financial lines, with favorable development of $266 million in accident years 2012 and prior, resulting from lower than expected loss emergence, and adverse development of $89 million in accident years 2013 to 2015, primarily due to large loss experience in our D&O portfolio in Asia and financial lines in Europe;

•	Favorable development of $28 million in aviation lines due to lower than expected loss emergence and case-specific reserve reductions impacting accident years 2012 and prior; and

•
Favorable development of $25 million on an individual legacy liability case reserve take-down. This release follows a legal analysis completed in 2016, based on court opinion in the year and discussions with defense counsel, which concluded that these reserves were no longer required.

•	Net favorable development of $187 million in short-tail business, primarily from:

•	Favorable development of $97 million in property (including technical lines), primarily from favorable Continental Europe loss emergence in accident years 2012 through 2014;

•
Favorable development of $43 million in energy lines, driven by favorable loss emergence in accident years 2010 through 2014, primarily in offshore where experience on multi-year construction accounts has been better than expected, as well as a claims review of catastrophe impacts on underwriting years 2004 through 2008; and

•
Favorable development of $28 million in accident & health (A&H) lines related to development of claim reserves, due to lower than expected loss emergence, primarily in Asia Pacific and Continental Europe in accident years 2013 through 2015.

2015
Overseas General Insurance experienced net favorable PPD of $343 million, representing 1.3 percent of the beginning consolidated net unpaid losses and loss expense reserves.

Global Reinsurance
2017
Global Reinsurance experienced net favorable PPD of $59 million, which was the net result of several underlying favorable and adverse movements, and was driven by the following principal changes:

•	Net favorable development of $68 million on long-tail lines of business, primarily from:

•
Net favorable development of $67 million in our casualty (excluding motor), professional liability, and medical malpractice lines, primarily from treaty years 2013 and prior, principally resulting from lower than expected loss emergence in the U.S. portfolios; and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

•
Net adverse development of $10 million in our motor and excess liability lines, primarily due to adverse development of $9 million driven by a change in the discount rate in the U.K. (Ogden rate) primarily impacting the 2015 and prior treaty years.

•	Net adverse development of $9 million in our short-tail business, none of which was significant individually or in the aggregate.

2016
Global Reinsurance experienced net favorable PPD of $78 million, which was the net result of several underlying favorable and adverse movements, and was driven by the following principal changes:

•	Net favorable development of $42 million in casualty lines primarily impacting treaty years 2011 and prior, principally resulting from lower than expected loss emergence; and

•	Net favorable development of $30 million in professional liability lines primarily impacting treaty years 2011 and prior due to lower than expected loss emergence.

2015
Global Reinsurance experienced net favorable PPD of $119 million, representing 0.4 percent of the beginning consolidated net unpaid losses and loss expense reserves.

Corporate
2017
Corporate incurred adverse development of $278 million in long-tail lines, driven by the following principal changes:

•
Adverse development of $239 million in asbestos, environmental, and other run-off liabilities, driven primarily by resolution of a limited number of direct cases, increases in severity trends, somewhat greater than expected defense spending and increases in reported claims for certain assumed reinsurance portfolios; and

•	Adverse development of $39 million on unallocated loss adjustment expenses due to run-off operating expenses paid and incurred in 2017.

2016
Corporate incurred adverse development of $189 million in long-tail lines, driven by the following principal changes:

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

2015
Corporate incurred adverse PPD of $200 million, representing 0.7 percent of the beginning consolidated net unpaid losses and loss expense reserves.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Asbestos and environmental (A&E)

Chubb's exposure to A&E claims principally arises out of liabilities acquired when it purchased Westchester Specialty in 1998, CIGNA's P&C business in 1999, and Chubb Corp in 2016. The following table presents a roll-forward of consolidated A&E loss reserves including allocated loss expense reserves for A&E exposures, and the provision for uncollectible paid and unpaid reinsurance recoverables:

	Asbestos		Environmental		Total
(in millions of U.S. dollars)	Gross	Net	Gross	Net	Gross	Net
Balance at December 31, 2016	$1,726	$1,119	$577	$490	$2,303	$1,609
Incurred activity	228	104	199	113	427	217	(1)
Paid activity	(333)	(172)	(169)	(127)	(502)	(299)
Balance at December 31, 2017	$1,621	$1,051	$607	$476	$2,228	$1,527
(1) Excludes unallocated loss expenses and the net activity reflects third-party reinsurance other than the aggregate excess of loss reinsurance provided by National Indemnity Company (NICO) to Westchester Specialty (see Westchester Specialty section below).

The A&E net loss reserves including allocated loss expense reserves and provision for uncollectible reinsurance at December 31, 2017 and 2016 shown in the table above is comprised of:

	December 31
(in millions of U.S. dollars)	2017	2016
Brandywine operations	$849	$760
Westchester Specialty	113	112
Chubb Corp	486	657
Other, mainly Overseas General Insurance	79	80
Total	$1,527	$1,609

The incurred activity of $217 million in 2017 and $164 million in 2016 were primarily the result of our annual internal, ground-up review of A&E liabilities.

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

The U.S.-based Chubb INA companies assumed two contractual obligations in respect of the Brandywine operations in connection with the Restructuring: a surplus maintenance obligation in the form of the excess of loss (XOL) agreement and a dividend retention fund obligation.

XOL Agreement
In 1996, in connection with the Restructuring, a Chubb INA insurance subsidiary provided reinsurance coverage to Century in the amount of $800 million under an Aggregate Excess of Loss Reinsurance Agreement (XOL Agreement), triggerable if the statutory capital and surplus of Century falls below $25 million or if Century lacks liquid assets with which to pay claims as they become due.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Dividend Retention Fund
INA Financial Corporation established and funded a dividend retention fund (the Dividend Retention Fund) consisting of $50 million plus investment earnings. The full balance of the Dividend Retention Fund was contributed to Century as of December 31, 2002. Under the Restructuring Order, while any obligation to maintain the Dividend Retention Fund is in effect, to the extent dividends are paid by INA Holdings Corporation to its parent, INA Financial Corporation, and to the extent INA Financial Corporation then pays such dividends to INA Corporation, a portion of those dividends must be withheld to replenish the principal of the Dividend Retention Fund to $50 million. During 2011 and 2010, $35 million and $15 million, respectively, were withheld from such dividends and deposited into the Dividend Retention Fund as a result of dividends paid up to the INA Corporation. Pursuant to a 2011 amendment to the Restructuring Order, capital contributions from the Dividend Retention Fund to Century are not required until the XOL Agreement has less than $200 million of capacity remaining on an incurred basis for statutory reporting purposes. The amount of the capital contribution shall be the lesser of the amount necessary to restore the XOL Agreement remaining capacity to $200 million or the Dividend Retention Fund balance. In 2017, the Pennsylvania Department of Insurance approved a capital contribution of $49 million from the Dividend Retention Fund to Century in order to restore the XOL capacity to $200 million. The Dividend Retention Fund may not be terminated without prior written approval from the Pennsylvania Insurance Commissioner.

Effective December 31, 2004, Chubb INA contributed $100 million to Century in exchange for a surplus note. After giving effect to the contribution and issuance of the surplus note, the statutory surplus of Century at December 31, 2017 was $25 million and $672 million in statutory-basis losses have been ceded to the XOL Agreement on an inception-to-date basis. Century reports the amount ceded under the XOL Agreement in accordance with statutory accounting principles, which differ from GAAP by, among other things, allowing Century to discount its liabilities, including certain asbestos related and environmental pollution liabilities and Century's reinsurance payable to active companies. For GAAP reporting purposes, intercompany reinsurance recoverables related to the XOL are eliminated upon consolidation.

While Chubb believes it has no legal obligation to fund Century losses above the XOL limit of coverage, Chubb's consolidated results would nevertheless continue to include any losses above the limit of coverage for so long as the Brandywine companies remain consolidated subsidiaries of Chubb.

Certain active Chubb companies are primarily liable for asbestos, environmental, and other exposures that they have reinsured to Century. Accordingly, if Century were to become insolvent and placed into rehabilitation or liquidation, some or all of the recoverables due to these active Chubb companies from Century could become uncollectible. At December 31, 2017 and 2016, the aggregate reinsurance recoverables owed by Century to certain active Chubb companies were approximately $1.4 billion and $1.2 billion, respectively. Chubb believes the active company intercompany reinsurance recoverables, which relate to direct liabilities payable over many years, are not impaired. At both December 31, 2017 and 2016, Century's carried gross reserves (including reserves assumed from the active Chubb companies) were $2.0 billion. Should Century's loss reserves experience adverse development in the future and should Century be placed into rehabilitation or liquidation, the reinsurance recoverables due from Century to certain active Chubb companies would be payable only after the payment in full of certain expenses and liabilities, including administrative expenses and direct policy liabilities. Thus, the intercompany reinsurance recoverables would be at risk to the extent of the shortage of assets remaining to pay these recoverables.

Westchester Specialty – impact of NICO contracts on Chubb’s run-off entities

As part of the Westchester Specialty acquisition in 1998, NICO provided a 75 percent pro-rata share of $1.0 billion of reinsurance protection on losses and loss adjustment expenses incurred on or before December 31, 1996, in excess of a retention of $721 million. At December 31, 2017, the remaining unused incurred limit under the Westchester NICO agreement was $409 million.

8. Taxation

Under current Swiss law, a resident company is subject to income tax at the federal, cantonal, and communal levels that is levied on net worldwide income. Income attributable to permanent establishments or real estate located abroad is excluded from the Swiss tax base. Chubb Limited is a holding company and, therefore, is exempt from cantonal and communal income tax. As a result, Chubb Limited is subject to Swiss income tax only at the federal level. Furthermore, participation relief (i.e., tax relief) is granted to Chubb Limited at the federal level for qualifying dividend income and capital gains related to the sale of qualifying participations (i.e., subsidiaries). It is expected that the participation relief will result in a full exemption of participation income from federal income tax. Chubb Limited is subject to an annual cantonal and communal capital tax on the taxable equity of Chubb Limited in Switzerland.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

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

Income from Chubb's operations at Lloyd's is subject to United Kingdom (U.K.) corporation taxes. Lloyd's is required to pay U.S. income tax on U.S. connected income (U.S. income) written by Lloyd's syndicates. Lloyd's has a closing agreement with the Internal Revenue Service (IRS) whereby the amount of tax due on this business is calculated by Lloyd's and remitted directly to the IRS. These amounts are then charged to the accounts of Chubb's Corporate Members in proportion to their participation in the relevant syndicates. Chubb's Corporate Members are subject to this arrangement but, as U.K. domiciled companies, will receive U.K. corporation tax credits for any U.S. income tax incurred up to the value of the equivalent U.K. corporation income tax charge on the U.S. income.

Chubb Group Holdings and its respective subsidiaries are subject to income taxes imposed by U.S. authorities and file a consolidated U.S. tax return. As part of the Chubb Corp acquisition, immediately following the merger, Chubb Corp merged with and into Chubb INA Holdings Inc., and therefore, joined the Chubb Group Holdings consolidated return. Should Chubb Group Holdings pay a dividend to Chubb Limited, withholding taxes would apply. Currently, however, no withholding taxes are accrued with respect to such un-remitted earnings as management has no intention of remitting these earnings. Similarly, no taxes have been provided on the un-remitted earnings of certain foreign subsidiaries (Hong Kong and Korea life companies) as management has no intention of remitting these earnings. The cumulative amount that would be subject to withholding tax, if distributed, as well as the determination of the associated tax liability are not practicable to compute; however, such amount would be material to Chubb. Certain international operations of Chubb are also subject to income taxes imposed by the jurisdictions in which they operate.

Chubb's domestic operations are in Switzerland, the jurisdiction where we are legally organized, incorporated, and registered.

The following table presents pre-tax income and the related provision for income taxes:

	Year Ended December 31
(in millions of U.S. dollars)	2017	2016	2015
Pre-tax income:
Switzerland	$527	$766	$469
Outside Switzerland	3,195	4,184	2,827
Total pre-tax income	$3,722	$4,950	$3,296
Provision for income taxes
Current tax expense:
Switzerland	$46	$97	$38
Outside Switzerland	313	727	266
Total current tax expense	359	824	304
Deferred tax expense (benefit):
Switzerland	2	(27)	4
Outside Switzerland	(500)	18	154
Total deferred tax expense (benefit)	(498)	(9)	158
Provision for income taxes	$(139)	$815	$462

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The most significant jurisdictions contributing to the overall taxation of Chubb are calculated using the following rates in 2017: Switzerland 7.83 percent, Bermuda 0.0 percent, U.S. 35.0 percent, and U.K. 19.0 percent. Effective January 1, 2018, the U.S. corporate rate was reduced to 21 percent.

The following table presents a reconciliation of the difference between the provision for income taxes and the expected tax provision at the Swiss statutory income tax rate:

	Year Ended December 31
(in millions of U.S. dollars)	2017	2016	2015
Expected tax provision at Swiss statutory tax rate	$291	$388	$258
Permanent differences:
Taxes on earnings subject to rate other than Swiss statutory rate	263	582	193
Tax-exempt interest and dividends received deduction, net of proration	(199)	(200)	(32)
Net withholding taxes	30	20	35
Excess tax benefit on share-based compensation	(48)	—	—
Impact of 2017 Tax Act	(450)	—	—
Corporate owned life insurance	(37)	—	—
Other	11	25	8
Total provision for income taxes	$(139)	$815	$462

The following table presents the components of net deferred tax assets and liabilities:

	December 31	December 31
(in millions of U.S. dollars)	2017	2016
Deferred tax assets:
Loss reserve discount	$715	$1,269
Unearned premiums reserve	231	498
Foreign tax credits	340	2,115
Provision for uncollectible balances	45	72
Loss carry-forwards	90	92
Debt related amounts	77	219
Compensation related amounts	260	449
Cumulative translation adjustments	30	59
Other, net	70	69
Total deferred tax assets	1,858	4,842
Deferred tax liabilities:
Deferred policy acquisition costs	635	842
Other intangible assets, including VOBA	1,437	2,352
Un-remitted foreign earnings	66	2,001
Investments	53	406
Unrealized appreciation on investments	184	60
Depreciation	83	91
Total deferred tax liabilities	2,458	5,752
Valuation allowance	99	78
Net deferred tax assets (liabilities)	$(699)	$(988)

The 2017 Tax Act, enacted on December 22, 2017, among other things, reduces the U.S. federal income tax rate to 21 percent from 35 percent effective in 2018. We have not completed our assessment of the effects of the 2017 Tax Act; however, we have made our best estimate of those effects based on our current understanding of the provisions in the Act. Accordingly, we recorded

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

a $450 million income tax transition benefit in the fourth quarter of 2017 on a provisional basis, principally reflecting the reduction in the U.S. corporate tax rate from 35 percent to 21 percent. This is comprised of a $743 million reduction in the deferred tax liabilities principally related to certain intangible assets, a $371 million reduction in net deferred tax assets related to other net assets, and a net benefit of $78 million related to the impact of excess foreign tax credits generated by the deemed repatriation rules and the impact of the reduced rate on our foreign branches. We have computed these amounts based on the best available information and our understanding of the 2017 Tax Act.

As we complete our analysis of the 2017 Tax Act, collect and prepare necessary data and interpret any additional guidance issued by the IRS, the Treasury Department and other standard setting agencies, we may make adjustments to the provisional amounts. Those adjustments may materially impact our provision for income taxes in the period in which the adjustments are made.

The valuation allowance of $99 million at December 31, 2017, and $78 million at December 31, 2016, reflects management's assessment, based on available information, that it is more likely than not that a portion of the deferred tax assets will not be realized due to the potential inability to utilize foreign tax credits in the U.S. and the inability of certain foreign subsidiaries to generate sufficient taxable income. Adjustments to the valuation allowance are made when there is a change in management's assessment of the amount of deferred tax assets that are realizable.

At December 31, 2017, Chubb has net operating loss carry-forwards of $329 million which, if unused, will expire starting in 2018, and a foreign tax credit carry-forward in the amount of $340 million which, if unused, will expire in the years 2022 through 2027.

The following table presents a reconciliation of the beginning and ending amount of gross unrecognized tax benefits:

	December 31	December 31
(in millions of U.S. dollars)	2017	2016
Balance, beginning of year	$17	$16
Additions based on tax positions related to the current year	3	3
Additions based on tax positions related to prior years (1)	—	2
Reductions for tax positions of prior years	(4)	(4)
Reductions for the lapse of the applicable statutes of limitations	(3)	—
Balance, end of year	$13	$17
(1) Assumed in connection with the Chubb Corp acquisition in 2016.

At December 31, 2017 and 2016, the total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, were $13 million and $17 million, respectively.

Chubb recognizes accruals for interest and penalties, if any, related to unrecognized tax benefits in income tax expense in the Consolidated statements of operations. For the years ended December 31, 2017, 2016, and 2015, tax-related interest expense (income) and penalties reported in the Consolidated statements of operations was $1 million for each of the three years. At December 31, 2017 and 2016, liabilities for tax-related interest and penalties in our Consolidated balance sheets were $3 million and $4 million, respectively.

In September 2016, the IRS completed its examination of Chubb Group Holdings’ (formerly ACE Group Holdings) federal tax returns for the 2010-2012 tax years. No material adjustments resulted from this examination. During 2017, the IRS commenced its field examination of Chubb Group Holdings federal income tax returns for 2014 and 2015 and Chubb Corp’s federal tax return for 2014 which were still ongoing at December 31, 2017. It is reasonably possible that over the next twelve months, the amount of unrecognized tax benefits may change resulting from the re-evaluation of unrecognized tax benefits arising from examinations of taxing authorities and the closing of tax statutes of limitations. With few exceptions, Chubb is no longer subject to state and local and non-U.S. income tax examinations for years before 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

9. Debt

	December 31	December 31
(in millions of U.S. dollars)	2017	2016	Early Redemption Option
Repurchase agreements (weighted average interest rate of 1.5% in 2017 and 0.8% in 2016)	$1,408	$1,403	None
Short-term debt
Chubb INA senior notes:
$500 million 5.7% due February 2017	$—	$500	Make-whole premium plus 0.20%
$300 million 5.8% due March 2018	300	—	Make-whole premium plus 0.35%
$600 million 5.75% due May 2018	610	—	Make-whole premium plus 0.30%
$100 million 6.6% due August 2018	103	—	None
Total short-term debt	$1,013	$500
Long-term debt
Chubb INA senior notes:
$300 million 5.8% due March 2018	$—	$300	Make-whole premium plus 0.35%
$600 million 5.75% due May 2018	—	635	Make-whole premium plus 0.30%
$100 million 6.6% due August 2018	—	107	None
$500 million 5.9% due June 2019	499	498	Make-whole premium plus 0.40%
$1,300 million 2.3% due November 2020	1,296	1,294	Make-whole premium plus 0.15%
$1,000 million 2.875% due November 2022	995	994	Make-whole premium plus 0.20%
$475 million 2.7% due March 2023	472	471	Make-whole premium plus 0.10%
$700 million 3.35% due May 2024	695	695	Make-whole premium plus 0.15%
$800 million 3.15% due March 2025	795	794	Make-whole premium plus 0.15%
$1,500 million 3.35% due May 2026	1,489	1,488	Make-whole premium plus 0.20%
$100 million 8.875% due August 2029	100	100	None
$200 million 6.8% due November 2031	254	257	Make-whole premium plus 0.25%
$300 million 6.7% due May 2036	297	297	Make-whole premium plus 0.20%
$800 million 6.0% due May 2037	971	980	Make-whole premium plus 0.20%
$600 million 6.5% due May 2038	768	776	Make-whole premium plus 0.30%
$475 million 4.15% due March 2043	469	469	Make-whole premium plus 0.15%
$1,500 million 4.35% due November 2045	1,482	1,482	Make-whole premium plus 0.25%
Chubb INA $1,000 million 6.375% capital securities due March 2067(1)	964	962	Make-whole premium plus 0.25%-0.50%
Other long-term debt (2.75% to 7.1% due December 2019 to September 2020)	10	11	None
Total long-term debt	$11,556	$12,610
Trust preferred securities
Chubb INA capital securities due April 2030	$308	$308	Redemption prices(2)

(1)	6.375% interest rate through April 14, 2017; interest rate equal to three-month LIBOR rate plus 2.25% thereafter. The current interest rate at the time of this filing is 3.97%.

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

b) Short-term debt
Short-term debt comprises the current maturities of our long-term debt instruments described below. These short-term debt instruments were reclassified from long-term debt during 2017 and are reflected in the table above.

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

We have outstanding $1.0 billion of unsecured junior subordinated capital securities at December 31, 2017, which were assumed by Chubb INA in connection with the Chubb Corp acquisition. Effective April 15, 2017, the interest rate on our $1.0 billion of unsecured junior subordinated capital securities converted to a floating rate, equal to the three-month LIBOR plus 2.25 percentage points. Previously, these capital securities carried interest at a rate of 6.375 percent. The current interest rate at the time of this filing on these securities is 3.97 percent. The scheduled maturity date for these securities is April 15, 2037.

In August 2017, Chubb eliminated the Replacement Capital Covenant (RCC) associated with these capital securities which benefited the holders of the 6.8 percent debentures due November 2031. The RCC was eliminated through a consent solicitation process whereby the holders of the 6.8 percent debentures agreed to waive their rights under the RCC in exchange for a nominal fee. Chubb received the requisite number of consents required to eliminate the RCC and as a result, the RCC was terminated in August 2017.

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
Chubb Limited and Subsidiaries

10. Commitments, contingencies, and guarantees

a) Derivative instruments
Foreign currency management
As a global company, Chubb entities transact business in multiple currencies. Our policy is to generally match assets, liabilities, and required capital for each individual jurisdiction in local currency, which would include the use of derivatives discussed below. We do not hedge our net asset non-U.S. dollar capital positions; however, we do consider economic hedging for planned cross border transactions.

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

The following table presents the balance sheet locations, fair values of derivative instruments in an asset or (liability) position, and notional values/payment provisions of our derivative instruments:

		December 31, 2017			December 31, 2016
	Consolidated Balance Sheet Location	Fair Value		Notional Value/ Payment Provision	Fair Value		Notional Value/ Payment Provision
		Derivative Asset	Derivative (Liability)		Derivative Asset	Derivative (Liability)
(in millions of U.S. dollars)
Investment and embedded derivative instruments:
Foreign currency forward contracts	OA / (AP)	$14	$(27)	$2,064	$25	$(50)	$2,220
Cross-currency swaps	OA / (AP)	—	—	45	—	—	95
Options/Futures contracts on notes and bonds	OA / (AP)	4	(3)	1,007	6	(4)	2,344
Convertible securities (1)	FM AFS/ES	5	—	6	2	—	7
		$23	$(30)	$3,122	$33	$(54)	$4,666
Other derivative instruments:
Futures contracts on equities (2)	OA / (AP)	$—	$(21)	$1,553	$1	$—	$1,316
Other	OA / (AP)	1	(2)	75	2	(13)	214
		$1	$(23)	$1,628	$3	$(13)	$1,530
GLB (3)	(AP) / (FPB)	$—	$(550)	$1,083	$—	$(853)	$1,264

(1)	Includes fair value of embedded derivatives.

(2)	Related to GMDB and GLB blocks of business.

(3)
Includes both future policy benefits reserves and fair value derivative adjustment. Refer to Note 5 c) for additional information. Note that the payment provision related to GLB is the net amount at risk. The concept of a notional value does not apply to the GLB reinsurance contracts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

At December 31, 2017 and 2016, derivative liabilities of $24 million and $10 million, respectively, included in the table above were subject to a master netting agreement. The remaining derivatives included in the table above were not subject to a master netting agreement.

b) Secured borrowings
Chubb participates in a securities lending program operated by a third-party banking institution whereby certain assets are loaned to qualified borrowers and from which we earn an incremental return. At December 31, 2017 and 2016, our securities lending collateral was $1,737 million and $1,092 million, respectively, and our securities lending payable, reflecting our obligation to return the collateral plus interest, was $1,737 million and $1,093 million, respectively. The securities lending collateral can only be drawn down by Chubb in the event that the institution borrowing the securities is in default under the lending agreement. An indemnification agreement with the lending agent protects us in the event a borrower becomes insolvent or fails to return any of the securities on loan. The collateral is recorded in Securities lending collateral and the liability is recorded in Securities lending payable in the Consolidated balance sheets.

The following table presents the carrying value of collateral held under securities lending agreements by investment category and remaining contractual maturity of the underlying agreements:

	Remaining contractual maturity
	December 31 2017	December 31 2016
(in millions of U.S. dollars)	Overnight and Continuous
Collateral held under securities lending agreements:
Cash	$828	$423
U.S. Treasury and agency	36	54
Foreign	712	578
Corporate securities	—	37
Mortgage-backed securities	74	—
Equity securities	87	—
	$1,737	$1,092
Gross amount of recognized liability for securities lending payable	$1,737	$1,093
Difference (1)	$—	$(1)

(1)
The carrying value of the securities lending collateral held is $1 million lower than the securities lending payable at December 31, 2016 due to accrued interest recorded in the securities lending payable.

At December 31, 2017 and 2016, our repurchase agreement obligations of $1,408 million and $1,403 million, respectively, were fully collateralized. In contrast to securities lending programs, the use of cash received is not restricted for the repurchase obligations. The fair value of the underlying securities sold remains in Fixed maturities available for sale, and the repurchase agreement obligation is recorded in Repurchase agreements in the Consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following table presents the carrying value of collateral pledged under repurchase agreements by investment category and remaining contractual maturity of the underlying agreements:

	Remaining contractual maturity
	December 31, 2017			December 31, 2016
	Up to 30 Days	Greater than 90 Days		Up to 30 Days	Greater than 90 Days	Total
(in millions of U.S. dollars)			Total
Collateral pledged under repurchase agreements:
Cash	$—	$—	$—	$—	$1	$1
U.S. Treasury and agency	9	230	239	230	10	240
Mortgage-backed securities	369	826	1,195	339	881	1,220
	$378	$1,056	$1,434	$569	$892	$1,461
Gross amount of recognized liabilities for repurchase agreements			$1,408			$1,403
Difference (1)			$26			$58

(1)	Per the repurchase agreements, the amount of collateral posted is required to exceed the amount of gross liability.

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
The following table presents net realized gains (losses) related to derivative instrument activity in the Consolidated statements of operations:

	Year Ended December 31
(in millions of U.S. dollars)	2017	2016	2015
Investment and embedded derivative instruments:
Foreign currency forward contracts	$9	$(31)	$31
All other futures contracts and options	(21)	(10)	9
Convertible securities (1)	1	8	(8)
Total investment and embedded derivative instruments	$(11)	$(33)	$32
GLB and other derivative instruments:
GLB (2)	$364	$53	$(203)
Futures contracts on equities (3)	(261)	(136)	(8)
Other	(5)	(10)	(14)
Total GLB and other derivative instruments	$98	$(93)	$(225)
	$87	$(126)	$(193)

(1)	Includes embedded derivatives.

(2)	Excludes foreign exchange gains (losses) related to GLB.

(3)	Related to GMDB and GLB blocks of business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

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

d) Concentrations of credit risk
Our investment portfolio is managed following prudent standards of diversification. Specific provisions limit the allowable holdings of a single issue and issuer. We believe that there are no significant concentrations of credit risk associated with our investments. Our three largest exposures by issuer at December 31, 2017, were Wells Fargo & Co., JP Morgan Chase & Co., and Anheuser-Busch InBev NV. Our largest exposure by industry at December 31, 2017 was financial services.

We market our insurance and reinsurance worldwide primarily through insurance and reinsurance brokers. We assume a degree of credit risk associated with brokers with whom we transact business. No broker or one insured accounted for more than 10 percent of gross written premium for the years ended December 31, 2017, 2016, and 2015.

e) Fixed maturities
At December 31, 2017, we have commitments to purchase fixed income securities of $1,020 million over the next several years.

f) Other investments
At December 31, 2017, included in Other investments in the Consolidated balance sheet are investments in limited partnerships and partially-owned investment companies with a carrying value of $3.4 billion. In connection with these investments, we have commitments that may require funding of up to $4.1 billion over the next several years.

g) Letters of credit
On October 25, 2017, we replaced our $1.5 billion letter of credit/revolver facility that was set to expire in November 2017 with an amended and restated credit facility that provides for up to $1.0 billion of availability, all of which may be used for the issuance of letters of credit and for revolving loans.  We have the ability to increase the capacity under our existing credit facility to $2.0 billion under certain conditions, but any such increase would not raise the sub-limit for revolving loans above $1.0 billion. The letter of credit facility required that we maintain certain financial covenants, all of which we met at December 31, 2017. At December 31, 2017, outstanding LOCs issued under this facility were $250 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

i) Lease commitments
We lease office space and equipment under operating leases which expire at various dates through 2033. Rent expense was $211 million, $209 million, and $126 million for the years ended December 31, 2017, 2016, and 2015, respectively. Future minimum lease payments under the leases are expected to be as follows:

For the years ending December 31
(in millions of U.S. dollars)
2018	$181
2019	153
2020	133
2021	114
2022	89
Thereafter	230
Total minimum future lease commitments	$900

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

Dividend approval
At our May 2016 and 2015 annual general meetings, our shareholders approved an annual dividend for the following year of up to $2.76 and $2.68 per share, respectively, which was paid in four quarterly installments of $0.69 per share and $0.67 per share, respectively, at dates determined by the Board of Directors (Board) after the annual general meeting by way of a distribution from capital contribution reserves, transferred to free reserves for payment.

At our May 2017 annual general meeting, our shareholders approved an annual dividend for the following year of up to $2.84 per share, expected to be paid in four quarterly installments of $0.71 per share after the annual general meeting by way of distribution from capital contribution reserves, transferred to free reserves for payment. The Board will determine the record and payment dates at which the annual dividend may be paid until the date of the 2018 annual general meeting, and is authorized to abstain from distributing a dividend at its discretion. The first three quarterly installments each of $0.71 per share, have been distributed by the Board as expected.

Dividend distributions
Under Swiss corporate law, dividends, including distributions through a reduction in par value (par value reduction), must be stated in Swiss francs though dividend payments are made by Chubb in U.S. dollars. Dividend distributions following Chubb's redomestication to Switzerland have generally been made by way of par value reduction (under the methods approved by our shareholders at our annual general meetings) and had the effect of reducing par value per Common Share each time a dividend was distributed. We may also issue dividends without subjecting them to withholding tax by way of distributions from capital contribution reserves and payment out of free reserves. We employed this method of dividends for the annual dividends approved in May 2015, 2016 and 2017 as noted above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following table presents dividend distributions per Common Share in Swiss francs (CHF) and U.S. dollars (USD):

	Year Ended December 31
		2017		2016		2015
	CHF	USD	CHF	USD	CHF	USD
Dividends - par value reduction	—	$—	—	$—	0.62	$0.65
Dividends - distributed from capital contribution reserves	2.76	2.82	2.70	2.74	1.94	2.01
Total dividend distributions per common share	2.76	$2.82	2.70	$2.74	2.56	$2.66

b) Shares issued, outstanding, authorized, and conditional

	Year Ended December 31
	2017	2016	2015
Shares issued, beginning of year	479,783,864	342,832,412	342,832,412
Shares issued for Chubb Corp acquisition	—	136,951,452	—
Shares issued, end of year	479,783,864	479,783,864	342,832,412
Common Shares in treasury, end of year (at cost)	(15,950,685)	(13,815,148)	(18,268,971)
Shares issued and outstanding, end of year	463,833,179	465,968,716	324,563,441

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

Authorized share capital for general purposes
The Board has shareholder-approved authority as set forth in the Articles of Association to increase for general purposes Chubb's share capital from time to time until May 19, 2018, by the issuance of up to 200,000,000 fully paid up Common Shares, with a par value equal to the par value of Chubb's Common Shares as set forth in the Articles of Association at the time of any such issuance. Chubb intends to seek shareholder approval at its 2018 annual general meeting for a new pool of authorized share capital for general purposes to replace the existing 200,000,000 share pool when it expires.

Conditional share capital for bonds and similar debt instruments
Chubb's share capital may be increased through the issuance of a maximum of 33,000,000 fully paid up Common Shares (with a par value of CHF 24.15 as of December 31, 2017) through the exercise of conversion and/or option or warrant rights granted in connection with bonds, notes, or similar instruments, issued or to be issued by Chubb, including convertible debt instruments.

Conditional share capital for employee benefit plans
Chubb's share capital may be increased through the issuance of a maximum of 25,410,929 fully paid up Common Shares (with a par value of CHF 24.15 as of December 31, 2017) in connection with the exercise of option rights granted to any employee of Chubb, and any consultant, director, or other person providing services to Chubb.

c) Chubb Limited securities repurchases
From time to time, we repurchase shares as part of our capital management program and to partially offset potential dilution from the exercise of stock options and the granting of restricted stock under share-based compensation plans. Our Board of Directors has authorized share repurchase programs as follows:

•	$1.5 billion of Chubb Common Shares from January 1, 2015 through December 31, 2015

•	$1.0 billion of Chubb Common Shares from November 17, 2016 through December 31, 2017

•	$1.0 billion of Chubb Common Shares from January 1, 2018 through December 31, 2018

Share repurchases may be in the open market, in privately negotiated transactions, block trades, accelerated repurchases and/or through option or other forward transactions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following table presents repurchases of Chubb's Common Shares conducted in a series of open market transactions under the Board authorizations:

	Year Ended December 31
(in millions of U.S. dollars, except share data)	2017	2016	2015
Number of shares repurchased	5,866,612	—	6,677,663
Cost of shares repurchased	$830	$—	$734

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

In connection with the Chubb Corp acquisition in 2016, we assumed outstanding equity awards consisting of service-based restricted stock units, performance-based restricted stock units, and stock options issued by Chubb Corp to employees and directors with a fair value of $525 million, of which $323 million is attributed to purchase consideration for the acquisition. These awards were generally granted with a 3-year vesting period, and the stock options generally have a 10-year term.

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

Chubb principally issues restricted stock grants and stock options on a graded vesting schedule. Chubb recognizes compensation cost for restricted stock and stock option grants with only service conditions that have a graded vesting schedule on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards. We incorporate an estimate of future forfeitures (6.5 percent assumption used for grants made in 2017, 2016, and 2015) in determining compensation cost for both grants of restricted stock and stock options.

Chubb generally grants restricted stock and restricted stock units with a 4-year vesting period, which vest in equal annual installments over the respective vesting period. The restricted stock is granted at market close price on the day of grant. Each restricted stock unit represents our obligation to deliver to the holder one Common Share upon vesting.

Under the 2016 LTIP, 19,500,000 Common Shares were authorized to be issued, in addition to any shares that have not been delivered pursuant to the 2004 LTIP and remain available for grant pursuant to the 2004 LTIP, including any shares covered by awards granted under the 2004 LTIP that are forfeited, expire or are canceled after the effective date of the 2016 LTIP without delivery of shares or which result in the forfeiture of the shares back to Chubb. At December 31, 2017, a total of 17,065,705 shares remain available for future issuance under the 2016 LTIP, which includes shares canceled or forfeited from the 2004 LTIP, in addition to common shares that were previously registered and authorized to be issued.

In May 2017, our shareholders approved an increase of 2,000,000 shares authorized to be issued under the Employee Stock Purchase Plan (ESPP), bringing the total shares authorized to 6,500,000 shares.  At December 31, 2017, a total of 2,452,058 shares remain available for issuance under the ESPP.

Chubb generally issues Common Shares for the exercise of stock options, restricted stock, and purchases under the ESPP from un-issued reserved shares (conditional share capital) and Common Shares in treasury.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following table presents pre-tax and after-tax share-based compensation expense:

	Year Ended December 31
(in millions of U.S. dollars)	2017	2016	2015
Stock options and shares issued under ESPP:
Pre-tax	$41	$33	$31
After-tax (1)	$26	$20	$21
Restricted stock:
Pre-tax	$259	$268	$143
After-tax	$151	$167	$84

(1)
Excludes windfall tax benefit for share-based compensation recognized as a direct adjustment to Additional paid-in capital of $32 million and $26 million for the years ended December 31, 2016 and 2015, respectively. Due to the adoption of new accounting guidance, windfall tax benefits for share-based compensation beginning in 2017 are recognized through Net income rather than Additional paid-in capital. The excess tax benefit recorded to Income tax expense in the Consolidated statement of operations was $48 million for the year ended December 31, 2017.

Unrecognized compensation expense related to the unvested portion of Chubb's employee share-based awards was $345 million at December 31, 2017, and is expected to be recognized over a weighted-average period of approximately 1 year.

Stock options
Both incentive and non-qualified stock options are principally granted at an option price per share equal to the grant date fair value of Chubb's Common Shares. Stock options are generally granted with a 3-year vesting period and a 10-year term. Stock options vest in equal annual installments over the respective vesting period, which is also the requisite service period.

Chubb's 2017 share-based compensation expense includes a portion of the cost related to the 2014 through 2017 stock option grants. Stock option fair value was estimated on the grant date using the Black-Scholes option-pricing model that uses the weighted-average assumptions noted below:

	Year Ended December 31
	2017	2016	2015
Dividend yield	2.0%	2.3%	2.3%
Expected volatility	19.7%	23.2%	21.0%
Risk-free interest rate	2.0%	1.3%	1.7%
Expected life	5.8 years	5.6 years	5.8 years

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following table presents a roll-forward of Chubb's stock options:

(Intrinsic Value in millions of U.S. dollars)	Number of Options	Weighted-Average Exercise Price	Weighted-Average Fair Value	Total Intrinsic Value
Options outstanding, December 31, 2014	9,623,986	$69.06
Granted	1,892,641	$114.78	$18.49
Exercised	(1,457,580)	$60.88		$72
Forfeited	(205,551)	$100.25
Options outstanding, December 31, 2015	9,853,496	$78.40
Assumed in Chubb Corp Acquisition	339,896	$77.83	$36.07
Granted	1,929,616	$118.39	$21.52
Exercised	(1,728,949)	$66.65		$99
Forfeited	(213,339)	$110.01
Options outstanding, December 31, 2016	10,180,720	$87.29
Granted	2,079,522	$139.00	$22.97
Exercised	(1,632,629)	$73.53		$111
Forfeited	(194,297)	$119.44
Options outstanding, December 31, 2017	10,433,316	$99.20		$490
Options exercisable, December 31, 2017	6,675,491	$82.59		$424

The weighted-average remaining contractual term was 6.2 years for stock options outstanding and 4.8 years for stock options exercisable at December 31, 2017. Cash received from the exercise of stock options for the year ended December 31, 2017 was $133 million.

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

Chubb also grants restricted stock awards to non-management directors which vest at the following year's annual general meeting. The restricted stock is granted at market close price on the grant date. Each restricted stock unit represents our obligation to deliver to the holder one Common Share upon vesting. Chubb's 2017 share-based compensation expense includes a portion of the cost related to the restricted stock granted in the years 2013 through 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following table presents a roll-forward of our restricted stock awards. Included in the roll-forward below are 22,013 restricted stock awards, 23,812 restricted stock awards, and 24,945 restricted stock awards that were granted to non-management directors during the years ended December 31, 2017, 2016, and 2015, respectively:

	Service-based Restricted Stock Awards and Restricted Stock Units		Performance-based Restricted Stock Awards and Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested restricted stock, December 31, 2014	3,837,097	$83.60	378,690	$90.87
Granted	1,417,965	$114.37	326,860	$113.29
Vested	(1,341,358)	$80.05	(110,340)	$98.70
Forfeited	(424,535)	$87.36	—	$—
Unvested restricted stock, December 31, 2015	3,489,169	$97.01	595,210	$101.73
Assumed in Chubb Corp Acquisition	3,706,639	$111.02	—	$—
Granted	1,622,065	$118.70	517,507	$118.96
Vested	(2,592,622)	$100.87	(181,548)	$102.43
Forfeited	(420,125)	$109.42	—	$—
Unvested restricted stock, December 31, 2016	5,805,126	$109.39	931,169	$111.17
Granted	1,707,094	$139.18	267,282	$138.90
Vested	(2,646,084)	$107.73	(222,954)	$113.30
Forfeited	(156,694)	$114.54	—	$—
Unvested restricted stock, December 31, 2017	4,709,422	$121.16	975,497	$118.28
Prior to 2009, legacy ACE granted restricted stock units with a 1-year vesting period to non-management directors. Delivery of Common Shares on account of these restricted stock units to non-management directors is deferred until after the date of the non-management directors' termination from the Board. Legacy Chubb Corp historically allowed directors and certain key employees of Chubb Corp and its subsidiaries to defer a portion of their compensation earned with respect to services performed in the form of deferred stock units. In addition, legacy Chubb Corp provides supplemental retirement benefits for certain employees through its Defined Contribution Excess Benefit Plan in the form of deferred shares of stock. The minimum vesting period under these legacy Chubb Corp deferred plans is 1-year and the maximum is 3-years. Employees and directors had the option to elect to receive their awards at a future specified date or upon their termination of service with Chubb. At December 31, 2017, there were 279,986 deferred restricted stock units.

ESPP
The ESPP gives participating employees the right to purchase Common Shares through payroll deductions during consecutive subscription periods at a purchase price of 85 percent of the fair value of a Common Share on the exercise date (Purchase Price). Annual purchases by participants are limited to the number of whole shares that can be purchased by an amount equal to ten percent of the participant's compensation or $25,000, whichever is less. The ESPP has two six-month subscription periods each year, the first of which runs between January 1 and June 30 and the second of which runs between July 1 and December 31. Legacy Chubb Corp employees were eligible to participate in the ESPP beginning in the July 1 to December 31 subscription period of 2016. The amounts collected from participants during a subscription period are used on the exercise date to purchase full shares of Common Shares. An exercise date is generally the last trading day of a subscription period. The number of shares purchased is equal to the total amount, at the exercise date, collected from the participants through payroll deductions for that subscription period, divided by the Purchase Price, rounded down to the next full share. Participants may withdraw from an offering before the exercise date and obtain a refund of amounts withheld through payroll deductions. Pursuant to the provisions of the ESPP, during the years ended December 31, 2017, 2016, and 2015, employees paid $34 million, $24 million, and $18 million to purchase 271,185 shares, 211,492 shares, and 197,442 shares, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

13. Postretirement benefits

Chubb provides postretirement benefits to eligible employees and their dependents through various defined contribution plans and defined benefit plans sponsored by Chubb. With the acquisition, Chubb assumed the outstanding pension and other postretirement benefit plan obligations of Chubb Corp, which consisted of several non-contributory defined benefit pension plans covering substantially all its employees, and several other postretirement benefit plans to retired employees. After the acquisition, Chubb also sponsors the defined contribution plans covering Chubb Corp employees.

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

Under the Chubb Corp plans, prior to 2001, benefits were generally based on an employee’s years of service and average compensation during the last five years of employment. Effective January 1, 2001, the formula for providing pension benefits was changed from the final average pay formula to a cash balance formula. Under the cash balance formula, a notional account is established for each employee, which is credited semi-annually with an amount equal to a percentage of eligible compensation based on age and years of service plus interest based on the account balance. Chubb Corp employees hired prior to 2001 will generally be eligible to receive vested benefits based on the higher of the final average pay or cash balance formulas.

Other postretirement benefit plans
We also assumed Chubb Corp other postretirement benefit plans, principally healthcare and life insurance, to retired employees, their beneficiaries, and covered dependents. Healthcare coverage is contributory. Retiree contributions vary based upon retiree’s age, type of coverage, and years of service requirements. Life insurance coverage is non-contributory. Chubb funds a portion of the healthcare benefits obligation where such funding can be accomplished on a tax-effective basis. Benefits are paid as covered expenses are incurred.

Amendments to U.S. Qualified and Excess Pension Plans and U.S. Retiree Healthcare Plan
On October 31, 2016, we harmonized and amended several of our U.S. retirement programs to create a unified retirement savings program. In 2020, we will transition from a traditional defined benefit pension program that had been in effect for certain employees to a defined contribution program. Additionally, after 2025, we plan to eliminate a subsidized U.S. retiree healthcare and life insurance plan that had been in place for certain employees. Both amendments required a remeasurement of the plan assets and benefit obligations with updated assumptions, including discount rates and the expected return on assets.

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

•
The amendment of the retiree healthcare plan resulted in a reduction in the obligation of $383 million, of which $410 million will be amortized as a reduction to expense over the next 4.5 years as it relates to benefits already accrued.  During the fourth quarter of 2016 and for the year ended 2017, $15 million and $89 million, respectively, was amortized as a reduction to expense. Additionally, during 2017, the number of involuntary departures due to the Chubb integration met our established threshold for recognition in income.  As a result, we recognized $39 million of accelerated amortization. At December 31, 2017, the remaining curtailment benefit balance was $267 million which will be amortized as a reduction to expense over the next 3.5 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Obligations and funded status
The funded status of the pension and other postretirement benefit plans as well as the amounts recognized in Accumulated other comprehensive income at December 31, 2017 and 2016 was as follows:

	Pension Benefits				Other Postretirement Benefits
	2017		2016		2017	2016
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
(in millions of U.S. dollars)
Benefit obligation, beginning of year	$3,035	$1,025	$10	$559	$165	$16
Acquisition of Chubb Corp	—	—	3,153	372	—	506
Service cost	63	17	75	18	2	10
Interest cost	105	27	103	30	4	17
Actuarial loss (gain)	232	(4)	131	204	(2)	36
Benefits paid	(132)	(28)	(79)	(22)	(14)	(11)
Amendments	—	—	—	(9)	(23)	(410)
Curtailments	—	(32)	(259)	(7)	2	—
Settlements	(18)	(8)	(99)	(7)	—	—
Foreign currency revaluation and other	—	80	—	(113)	3	1
Benefit obligation, end of year	$3,285	$1,077	$3,035	$1,025	$137	$165
Plan assets at fair value, beginning of year	$2,765	$962	$9	$564	$159	$—
Acquisition of Chubb Corp	—	—	2,473	315	—	138
Actual return on plan assets	441	100	359	168	6	29
Employer contributions	53	63	98	67	6	3
Benefits paid	(132)	(28)	(79)	(22)	(14)	(11)
Settlements	(18)	(8)	(95)	(7)	—	—
Foreign currency revaluation and other	—	83	—	(123)	—	—
Plan assets at fair value, end of year	$3,109	$1,172	$2,765	$962	$157	$159
Funded status at end of year	$(176)	$95	$(270)	$(63)	$20	$(6)
Amounts recognized in Accumulated other comprehensive income, not yet recognized in net periodic cost (benefit):
Net actuarial loss (gain)	$(227)	$82	$(207)	$156	$12	$17
Prior service cost (benefit)	—	6	—	(2)	(288)	(395)
Total	$(227)	$88	$(207)	$154	$(276)	$(378)

The accumulated benefit obligation for the pension benefit plans was $4.3 billion and $3.8 billion at December 31, 2017 and 2016, respectively. The accumulated benefit obligation is the present value of pension benefits earned as of the measurement date based on employee service and compensation prior to that date. It differs from the pension benefit obligation in the table above in that the accumulated benefit obligation includes no assumptions regarding future compensation levels.

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

At December 31, 2017, we estimate that we will contribute $28 million to the pension plans and $2 million to the other postretirement benefits plan in 2018. The estimate is subject to change due to contribution decisions that are affected by various factors including our liquidity, market performance and management discretion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The weighted-average assumptions used to determine the projected benefit obligation were as follows:

	Pension Benefits
	U.S. Plans	Non-U.S. Plans	Other Postretirement Benefits

December 31, 2017
Discount rate	3.59%	2.76%	2.77%
Rate of compensation increase	4.00%	3.46%	N/A
December 31, 2016
Discount rate	4.14%	2.83%	2.97%
Rate of compensation increase	4.00%	3.57%	N/A

The components of net pension and other postretirement benefit costs reflected in Net income and other changes in plan assets and benefit obligations recognized in other comprehensive income were as follows:

	Pension Benefits						Other Postretirement Benefits
	U.S. Plans			Non-U.S. Plans
Year Ended December 31	2017	2016	2015	2017	2016	2015	2017	2016	2015
(in millions of U.S. dollars)
Costs reflected in Net income:
Service cost	$63	$75	$—	$17	$18	$6	$2	$10	$1
Interest cost	105	103	—	27	30	21	4	17	—
Expected return on plan assets	(189)	(165)	—	(42)	(39)	(29)	(5)	(8)	—
Amortization of net actuarial loss (gain)	—	—	—	3	2	2	—	(1)	(1)
Amortization of prior service cost	—	—	—	—	(1)	—	(89)	(15)	—
Curtailments	—	(117)	—	(27)	—	—	(37)	—	—
Settlements	—	(2)	—	—	1	1	—	—	—
Net periodic (benefit) cost	$(21)	$(106)	$—	$(22)	$11	$1	$(125)	$3	$—
Changes in plan assets and benefit obligations recognized in other comprehensive income
Net actuarial loss (gain)	$(21)	$(326)	$—	$(57)	$49	$(16)	$(3)	$17	$—
Prior service cost (benefit)	—	—	—	—	(8)	1	(23)	(395)	—
Amortization of net actuarial loss	—	—	—	(3)	—	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	—	89	—	—
Curtailments	—	117	—	(6)	—	—	39	—	—
Settlements	1	2	—	—	(1)	—	—	—	—
Total (increase) decrease in other comprehensive income	$(20)	$(207)	$—	$(66)	$40	$(15)	$102	$(378)	$—

The estimated net actuarial loss that will be amortized from AOCI into net periodic benefit costs in Net income for Non-U.S. pension plans during 2018 is $1 million. The estimated net prior service credit that will be amortized from AOCI into net periodic benefit cost in Net income during 2018 for U.S. other postretirement benefit plans is $80 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The weighted-average assumptions used to determine the net periodic pension and other postretirement benefit costs were as follows:

	Pension Benefits
	U.S. Plans	Non-U.S. Plans	Other Postretirement Benefits
Year Ended December 31
2017
Discount rate in effect for determining service cost	4.20%	3.55%	2.84%
Discount rate in effect for determining interest cost	3.53%	2.61%	2.44%
Rate of compensation increase	4.00%	3.57%	N/A
Expected long-term rate of return on plan assets	7.00%	4.23%	3.00%
2016
Discount rate in effect for determining service cost	4.38%	3.85%	4.32%
Discount rate in effect for determining interest cost	3.59%	3.44%	4.02%
Rate of compensation increase	4.00%	3.33%	N/A
Expected long-term rate of return on plan assets	7.00%	4.79%	6.34%
2015
Discount rate	NM	3.51%	NM
Rate of compensation increase	NM	3.09%	NM
Expected long-term rate of return on plan assets	NM	4.81%	NM
NM – not meaningful

The weighted-average healthcare cost trend rate assumptions used to measure the expected cost of healthcare benefits were as follows:

	U.S. Plans			Non-U.S. Plans
	2017	2016	2015	2017	2016
Healthcare cost trend rate	7.01%	7.28%	6.50%	6.61%	6.61%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%	4.50%	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2038	2038	2026	2029	2029
The healthcare cost trend rate assumption has a significant effect on the amount of the accumulated other postretirement benefit obligation and the net other postretirement benefit cost reported. To illustrate, a one percent increase in the trend rate for each year would increase the accumulated other postretirement benefit obligation at December 31, 2017 by approximately $8 million and the aggregate of the service and interest cost components of net other postretirement benefit cost for the year ended December 31, 2017 by approximately $1 million. A one percent decrease in the trend rate for each year would decrease the accumulated other postretirement benefit obligation at December 31, 2017 by approximately $7 million and the aggregate of the service and interest cost components of net other postretirement benefit cost for the year ended December 31, 2017 by approximately $1 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Plan Assets
The long term objective of the pension plan is to provide sufficient funding to cover expected benefit obligations, while assuming a prudent level of portfolio risk. The assets of the pension plan are invested, either directly or through pooled funds, in a diversified portfolio of predominately equity securities and fixed maturities. We seek to obtain a rate of return that over time equals or exceeds the returns of the broad markets in which the plan assets are invested. The target allocation of plan assets is 55 percent to 65 percent invested in equity securities (including certain other investments measured using NAV), with the remainder primarily invested in fixed maturities. We rebalance our pension assets to the target allocation as market conditions permit. We determined the expected long term rate of return assumption for each asset class based on an analysis of the historical returns and the expectations for future returns. The expected long term rate of return for the portfolio is a weighted aggregation of the expected returns for each asset class.
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

December 31, 2017	Pension Benefits
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
U.S. Plans:
Short-term investments	$9	$52	$—	$61
U.S. Treasury and agency	446	79	—	525
Foreign and corporate bonds	—	692	—	692
Equity securities	1,154	—	—	1,154
Total U.S. Plan assets (1)	$1,609	$823	$—	$2,432
Non-U.S. Plans:
Short-term investments	$5	$—	$—	$5
Foreign and corporate bonds	—	456	—	456
Equity securities	122	492	—	614
Total Non-U.S. Plan assets (1)	$127	$948	$—	$1,075

(1)	Excluded from the table above are $677 million and $95 million of other investments measured using NAV as a practical expedient related to the U.S. Plans and non-U.S. Plans respectively.

December 31, 2016	Pension Benefits
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
U.S. Plans:
Short-term investments	$—	$43	$—	$43
U.S. Treasury and agency	206	112	—	318
Foreign and corporate bonds	—	482	5	487
Equity securities	728	—	—	728
Derivative instruments	3	—	—	3
Total U.S. Plan assets (1)	$937	$637	$5	$1,579
Non-U.S. Plans:
Short-term investments	$2	$—	$—	$2
Foreign and corporate bonds	—	435	—	435
Equity securities	100	412	—	512
Total Non-U.S. Plan assets (1)	$102	$847	$—	$949

(1)	Excluded from the table above are $1.2 billion and $13 million of other investments measured using NAV as a practical expedient related to the U.S. Plans and Non-U.S. Plans, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

We had other postretirement benefit plan assets of $157 million and $159 million at December 31, 2017 and 2016, respectively, all of which are held in equity securities and categorized as Level 1.

Assets classified within Level 3 were nil and $5 million at December 31, 2017 and 2016, respectively, and the change in the balance during the years ended December 31, 2017 and 2016 was insignificant.

Benefit payments were $200 million and $213 million for the years ended December 31, 2017 and 2016, respectively. Expected future payments are as follows:

	Pension
For the years ending December 31	U.S. Plans	Non-U.S. Plans	Other Postretirement Benefits
(in millions of U.S. dollars)
2018	$129	$23	$17
2019	141	25	19
2020	148	29	20
2021	155	28	23
2022	163	27	25
2023-2027	881	159	44

Defined contribution plans (including 401(k))
Under these plans, employees' contributions may be supplemented by Chubb matching contributions based on the level of employee contribution. These contributions are invested at the election of each employee in one or more of several investment portfolios offered by a third-party investment advisor. Expenses for these plans totaled $166 million, $150 million, and $117 million for the years ended December 31, 2017, 2016, and 2015, respectively.

14. Other (income) expense

	Year Ended December 31
(in millions of U.S. dollars)	2017	2016	2015
Equity in net (income) loss of partially-owned entities	$(418)	$(264)	$(113)
(Gains) losses from fair value changes in separate account assets (1)	(97)	(11)	19
One-time contribution to the Chubb Charitable Foundation	50	—	—
Federal excise and capital taxes	35	19	19
Other	30	34	24
Other (income) expense	$(400)	$(222)	$(51)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

15. Segment information

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

•
The North America Commercial P&C Insurance segment includes the business written by Chubb divisions that provide property and casualty (P&C) insurance and services to large, middle market and small commercial businesses in the U.S., Canada, and Bermuda. This segment includes our retail divisions: Major Accounts, Commercial Insurance, including Small Commercial Insurance; and our wholesale and specialty divisions: Westchester and Chubb Bermuda. These divisions write a variety of coverages, including traditional commercial property, marine, general casualty, workers’ compensation, package policies, and risk management; specialty categories such as professional lines, marine, construction, environmental, medical, cyber risk, and excess casualty; as well as group accident and health (A&H) insurance.

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

•
The Overseas General Insurance segment includes the business written by two Chubb divisions that provide P&C insurance and services in the 51 countries and territories outside of North America where the company operates. Chubb International provides commercial P&C, A&H and traditional and specialty personal lines for large corporations, middle markets and small customers through retail brokers, agents and other channels locally around the world. Chubb Global Markets (CGM) provides commercial P&C excess and surplus lines and A&H through wholesale brokers in the London market and through Lloyd’s. These divisions write a variety of coverages, including traditional commercial P&C, specialty categories such as financial lines, marine, energy, aviation, political risk and construction risk, as well as group A&H and traditional and specialty personal lines.

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

Corporate primarily includes the results of all run-off asbestos and environmental (A&E) exposures, our run-off Brandywine business, and our Westchester specialty operations for 1996 and prior years, and certain other run-off exposures. In addition, Corporate includes the results of our non-insurance companies including Chubb Limited, Chubb Group Management and Holdings Ltd., and Chubb INA Holdings Inc. Our exposure to A&E claims principally arises out of liabilities acquired when we purchased Westchester Specialty in 1998, CIGNA’s P&C business in 1999, and the Chubb Corp run-off business in 2016.

In addition, revenue and expenses managed at the corporate level, including realized gains and losses, interest expense, the non-operating income of our partially-owned entities, and income taxes are reported within Corporate. Chubb integration expenses and other merger-related expenses (both included in Chubb integration expenses in the Consolidated statements of operations), and the one-time benefit recorded in 2016 related to the harmonization of our U.S. pension plans, are also reported within Corporate. Chubb integration expenses are one-time costs that are directly attributable to the achievement of the annualized savings, including employee severance, third-party consulting fees, and systems integration expenses. Other merger-related expenses are one-time costs directly attributable to the merger, including rebranding, employee retention costs and other professional and legal fees related to the Chubb Corp acquisition. These items will not be allocated to the segment level as they are one-time in nature and are not related to the ongoing business activities of the segment. The Chief Executive Officer does not manage segment results or allocate resources to segments when considering these costs and they are therefore

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

excluded from our definition of segment income. Therefore, segment income will only include underwriting income, net investment income, and other operating income and expense items such as each segment's share of the operating income (loss) related to partially-owned entities and miscellaneous income and expense items for which the segments are held accountable. Segment income also includes amortization of purchased intangibles related to business combination intangible assets acquired by the segment and other purchase accounting related intangible assets, including agency relationships, renewal rights, and client lists. The amortization of intangible assets purchased as part of the Chubb Corp acquisition is considered a Corporate cost as these are incurred by the overall company. We determined that this definition of segment income is appropriate and aligns with how the business is managed. As we progress through the integration and refine our processes as our business continues to evolve, we will evaluate and may further refine our segments and segment income measures.

For segment reporting purposes, certain items are presented in a different manner below than in the consolidated financial statements. Management uses underwriting income as the main measures of segment performance. Chubb calculates underwriting income by subtracting Losses and loss expenses, Policy benefits, Policy acquisition costs, and Administrative expenses from Net premiums earned. To calculate segment income, include Net investment income, Other (income) expense, and Amortization of purchased intangibles. For the North America Agricultural Insurance segment, management includes gains and losses on crop derivatives as a component of underwriting income. For example, for the year ended December 31, 2017, underwriting income in our North America Agricultural Insurance segment was $392 million. This amount includes $7 million of realized losses related to crop derivatives which are reported in Net realized gains (losses) in the Corporate column below.

For the Life Insurance segment, management includes Net investment income and (Gains) losses from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP as components of Life Insurance underwriting income. For example, for the year ended December 31, 2017, Life Insurance underwriting income of $263 million includes Net investment income of $313 million and gains from fair value changes in separate account assets of $97 million. The gains from fair value changes in separate account assets are reported in Other (income) expense in the table below.

The following tables present the Statement of Operations by segment:

For the Year Ended December 31, 2017 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Chubb Consolidated
Net premiums written	$12,028	$4,533	$1,516	$8,341	$685	$2,141	$—	$29,244
Net premiums earned	12,191	4,399	1,508	8,131	704	2,101	—	29,034
Losses and loss expenses	8,287	3,265	1,036	4,281	561	739	285	18,454
Policy benefits	—	—	—	—	—	676	—	676
Policy acquisition costs	1,873	899	81	2,221	177	530	—	5,781
Administrative expenses	981	264	(8)	982	44	303	267	2,833
Underwriting income (loss)	1,050	(29)	399	647	(78)	(147)	(552)	1,290
Net investment income	1,961	226	25	610	273	313	(283)	3,125
Other (income) expense	1	4	2	(4)	(1)	(84)	(318)	(400)
Amortization expense of purchased intangibles	—	16	29	45	—	2	168	260
Segment income (loss)	3,010	177	393	1,216	196	248	(685)	4,555
Net realized gains (losses) including OTTI							84	84
Interest expense							607	607
Chubb integration expenses							310	310
Income tax benefit							(139)	(139)
Net income (loss)							$(1,379)	$3,861

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

For the Year Ended December 31, 2016 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Chubb Consolidated
Net premiums written	$11,740	$4,153	$1,328	$8,124	$676	$2,124	$—	$28,145
Net premiums earned	12,217	4,319	1,316	8,132	710	2,055	—	28,749
Losses and loss expenses	7,439	2,558	893	4,005	325	663	169	16,052
Policy benefits	—	—	—	—	—	588	—	588
Policy acquisition costs	2,023	966	83	2,136	187	509	—	5,904
Administrative expenses	1,125	363	(6)	1,057	52	307	183	3,081
Underwriting income (loss)	1,630	432	346	934	146	(12)	(352)	3,124
Net investment income	1,860	207	20	600	263	283	(368)	2,865
Other (income) expense	(2)	6	1	(11)	(4)	5	(217)	(222)
Amortization expense (benefit) of purchased intangibles	—	19	29	48	—	3	(80)	19
Segment income (loss)	3,492	614	336	1,497	413	263	(423)	6,192
Net realized gains (losses) including OTTI							(145)	(145)
Interest expense							605	605
Chubb integration expense							492	492
Income tax expense							815	815
Net income (loss)							$(2,480)	$4,135

For the Year Ended December 31, 2015 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Chubb Consolidated
Net premiums written	$5,715	$1,192	$1,346	$6,634	$828	$1,998	$—	$17,713
Net premiums earned	5,634	948	1,364	6,471	849	1,947	—	17,213
Losses and loss expenses	3,661	590	1,088	3,052	290	601	202	9,484
Policy benefits	—	—	—	—	—	543	—	543
Policy acquisition costs	531	69	69	1,581	214	476	1	2,941
Administrative expenses	621	123	1	997	49	291	188	2,270
Underwriting income (loss)	821	166	206	841	296	36	(391)	1,975
Net investment income	1,032	25	23	534	300	265	15	2,194
Other (income) expense	(7)	2	1	(17)	(6)	23	(47)	(51)
Amortization expense of purchased intangibles	—	78	30	61	—	2	—	171
Segment income (loss)	1,860	111	198	1,331	602	276	(329)	4,049
Net realized gains (losses) including OTTI							(420)	(420)
Interest expense							300	300
Chubb Integration Expense							33	33
Income tax expense							462	462
Net income (loss)							$(1,544)	$2,834
Underwriting assets are reviewed in total by management for purposes of decision-making. Other than Unpaid losses and loss expenses, Reinsurance recoverables, Goodwill and Other intangible assets, Chubb does not allocate assets to its segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following table presents net premiums earned for each segment by line of business:

	For the Year Ended December 31
(in millions of U.S. dollars)	2017	2016	2015
North America Commercial P&C Insurance
Property & other short-tail lines	$1,899	$1,963	$1,040
Casualty & all other	9,554	9,552	4,175
A&H	738	702	419
Total North America Commercial P&C Insurance	12,191	12,217	5,634
North America Personal P&C Insurance
Personal automobile	742	699	186
Personal homeowners	3,014	3,007	579
Personal other	643	613	183
Total North America Personal P&C Insurance	4,399	4,319	948
North America Agricultural Insurance	1,508	1,316	1,364
Overseas General Insurance
Property & other short-tail lines	2,076	2,133	1,833
Casualty & all other	2,266	2,177	1,361
Personal lines	1,609	1,626	1,211
A&H	2,180	2,196	2,066
Total Overseas General Insurance	8,131	8,132	6,471
Global Reinsurance
Property & other short-tail lines	132	118	155
Property catastrophe	198	185	219
Casualty & all other	374	407	475
Total Global Reinsurance	704	710	849
Life Insurance
Life	980	1,002	931
A&H	1,121	1,053	1,016
Total Life Insurance	2,101	2,055	1,947
Total net premiums earned	$29,034	$28,749	$17,213

The following table presents net premiums earned by geographic region. Allocations have been made on the basis of location of risk:

	North America	Europe (1)	Asia Pacific / Far East	Latin America
2017	70%	11%	12%	7%
2016	70%	12%	11%	7%
2015	60%	15%	15%	10%

(1) Europe includes Eurasia and Africa region.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

16. Earnings per share

	Year Ended December 31
(in millions of U.S. dollars, except share and per share data)	2017	2016	2015
Numerator:
Net income	$3,861	$4,135	$2,834
Denominator:
Denominator for basic earnings per share:
Weighted-average shares outstanding	467,145,716	462,519,789	325,589,361
Denominator for diluted earnings per share:
Share-based compensation plans	4,051,185	3,429,610	3,246,017
Weighted-average shares outstanding and assumed conversions	471,196,901	465,949,399	328,835,378
Basic earnings per share	$8.26	$8.94	$8.71
Diluted earnings per share	$8.19	$8.87	$8.62
Potential anti-dilutive share conversions	1,776,025	1,206,828	1,601,668

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

Transactions generated under these agreements were as follows:

	Year Ended December 31
(in millions of U.S. dollars)	2017	2016	2015
Gross premiums written	$464	$658	$305
Ceded premiums written	$175	$208	$78
Commissions paid	$101	$145	$60
Commissions received	$37	$56	$19
Losses and loss expenses incurred	$438	$313	$137
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Reinsurance recoverable on losses and loss expenses due from Starr was $557 million and $412 million as of December 31, 2017 and 2016, respectively, and the amount of ceded reinsurance premium payable included in Insurance and reinsurance balances payable in the consolidated balance sheet was $44 million and $72 million, respectively.

ABR Re
We own 11.3 percent of the common equity of ABR Reinsurance Capital Holdings Ltd. and warrants to acquire 0.5 percent of additional equity. ABR Reinsurance Capital Holdings Ltd., is the parent company of ABR Reinsurance Ltd. (ABR Re), an independent reinsurance company. Through long-term arrangements, Chubb will be the sole source of reinsurance risks ceded to ABR Re, and BlackRock, Inc. will be ABR Re’s exclusive investment management service provider. As an investor, Chubb is expected to benefit from underwriting profit generated by ABR Re’s reinsuring a wide range of Chubb’s primary insurance business and the income and capital appreciation BlackRock, Inc. seeks to deliver through its investment management services. In addition, Chubb has entered into an arrangement with BlackRock, Inc. under which both Chubb and BlackRock, Inc. will be entitled to an equal share of the aggregate amount of certain fees, including underwriting and investment management performance related fees, in connection with their respective reinsurance and investment management arrangements with ABR Re.

ABR Re is a variable interest entity; however, Chubb is not the primary beneficiary and does not consolidate ABR Re because Chubb does not have the power to control and direct ABR Re’s most significant activities, including investing and underwriting. Our minority ownership interest is accounted for under the equity method of accounting. Chubb cedes premiums to ABR Re and recognizes the associated commissions. At December 31, 2017 and 2016, Chubb ceded reinsurance premiums of $342 million and $288 million, respectively, and recognized ceded commissions of $94 million and $66 million, respectively. At December 31, 2017 and 2016, the amount of Reinsurance recoverable on losses and loss expenses was $365 million and $148 million, respectively, and the amount of ceded reinsurance premium payable included in Insurance and reinsurance balances payable in our Consolidated balance sheets was $51 million and $53 million, respectively.

18. Statutory financial information

Our subsidiaries file financial statements prepared in accordance with statutory accounting practices prescribed or permitted by insurance regulators. Statutory accounting differs from GAAP in the reporting of certain reinsurance contracts, investments, subsidiaries, acquisition expenses, fixed assets, deferred income taxes, and certain other items. Some jurisdictions impose complex regulatory requirements on insurance companies while other jurisdictions impose fewer requirements. In some jurisdictions, we must obtain licenses issued by governmental authorities to conduct local insurance business. These licenses may be subject to reserves and minimum capital and solvency tests. Jurisdictions may impose fines, censure, and/or criminal sanctions for violation of regulatory requirements. The 2017 amounts below are based on estimates.

Chubb's insurance and reinsurance subsidiaries are subject to insurance laws and regulations in the jurisdictions in which they operate. These regulations include restrictions that limit the amount of dividends or other distributions, such as loans or cash advances, available to shareholders without prior approval of the local insurance regulatory authorities. The amount of dividends available to be paid in 2018 without prior approval totals $5.8 billion.

The statutory capital and surplus of our insurance subsidiaries met regulatory requirements for 2017, 2016, and 2015. The minimum amounts of statutory capital and surplus necessary to satisfy regulatory requirements was $23.9 billion and $22.2 billion for December 31, 2017 and 2016, respectively. These minimum regulatory capital requirements were significantly lower than the corresponding amounts required by the rating agencies which review Chubb’s insurance and reinsurance subsidiaries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following tables present the combined statutory capital and surplus and statutory net income (loss) of our Property and casualty and Life subsidiaries:

	December 31
(in millions of U.S. dollars)	2017	2016
Statutory capital and surplus
Property and casualty	$40,498	$38,734
Life	$1,507	$1,225

	Year Ended December 31
(in millions of U.S. dollars)	2017	2016	2015
Statutory net income (loss)
Property and casualty	$8,123	$6,903	$2,712
Life	$74	$55	$(148)

Several insurance subsidiaries follow accounting practices prescribed or permitted by the jurisdiction of domicile that differ from the applicable local statutory practice. The application of prescribed or permitted accounting practices does not have a material impact on Chubb's statutory surplus and income. As prescribed by the Restructuring discussed previously in Note 7, certain of our U.S. subsidiaries discount certain A&E liabilities, which increased statutory capital and surplus by approximately $169 million and $155 million at December 31, 2017 and 2016, respectively.
Federal Insurance Company (Federal), a direct subsidiary of Chubb INA Holdings Inc., has a permitted practice granted by the Indiana Department of Insurance that relates to its investments in foreign subsidiaries and affiliates. Under Statement of Statutory Accounting Principles No. 97, Investments in Subsidiary, Controlled and Affiliated Entities, A Replacement of SSAP No. 88, in order for a reporting entity to admit its investments in foreign subsidiaries and affiliates, audited financial statements of the subsidiary or affiliate must be obtained to support the carrying value. Such financial statements must be prepared in accordance with U.S. GAAP, or alternatively, in accordance with the local statutory requirements in the subsidiary’s or affiliate’s country of domicile, with an audited footnote reconciliation of net income and shareholder’s equity as reported to a U.S. GAAP basis. With the explicit permission of the Indiana Department of Insurance, Federal obtains audited financial statements for its admitted foreign subsidiaries and affiliates, which had an aggregate carrying value of $156 million and $308 million at December 31, 2017 and 2016, respectively, prepared in accordance with their respective local statutory requirements and supplemented with a separate unaudited reconciliation of shareholder’s equity as reported to a U.S. GAAP basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

19. Information provided in connection with outstanding debt of subsidiaries

The following tables present condensed consolidating financial information at December 31, 2017 and December 31, 2016, and for the years ended December 31, 2017, 2016, and 2015 for Chubb Limited (Parent Guarantor) and Chubb INA Holdings Inc. (Subsidiary Issuer). The Subsidiary Issuer is an indirect 100 percent-owned subsidiary of the Parent Guarantor. The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer. Condensed consolidating financial information of the Parent Guarantor and Subsidiary Issuer are presented on the equity method of accounting. The revenues and expenses and cash flows of the subsidiaries of the Subsidiary Issuer are presented in the Other Chubb Limited Subsidiaries column on a combined basis.

Condensed Consolidating Balance Sheet at December 31, 2017

(in millions of U.S. dollars)	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
Assets
Investments	$—	$168	$102,276	$—	$102,444
Cash(1)	3	1	839	(115)	728
Insurance and reinsurance balances receivable	—	—	10,820	(1,486)	9,334
Reinsurance recoverable on losses and loss expenses	—	—	27,514	(12,480)	15,034
Reinsurance recoverable on policy benefits	—	—	1,194	(1,010)	184
Value of business acquired	—	—	326	—	326
Goodwill and other intangible assets	—	—	22,054	—	22,054
Investments in subsidiaries	41,909	51,165	—	(93,074)	—
Due from subsidiaries and affiliates, net	9,639	—	—	(9,639)	—
Other assets	3	287	20,701	(4,073)	16,918
Total assets	$51,554	$51,621	$185,724	$(121,877)	$167,022
Liabilities
Unpaid losses and loss expenses	$—	$—	$74,767	$(11,588)	$63,179
Unearned premiums	—	—	18,875	(3,659)	15,216
Future policy benefits	—	—	6,331	(1,010)	5,321
Due to subsidiaries and affiliates, net	—	9,432	207	(9,639)	—
Affiliated notional cash pooling programs(1)	—	115	—	(115)	—
Repurchase agreements	—	—	1,408	—	1,408
Short-term debt	—	1,013	—	—	1,013
Long-term debt	—	11,546	10	—	11,556
Trust preferred securities	—	308	—	—	308
Other liabilities	382	1,411	18,848	(2,792)	17,849
Total liabilities	382	23,825	120,446	(28,803)	115,850
Total shareholders’ equity	51,172	27,796	65,278	(93,074)	51,172
Total liabilities and shareholders’ equity	$51,554	$51,621	$185,724	$(121,877)	$167,022
(1) Chubb maintains two notional multicurrency cash pools (Pools) with a third-party bank. Refer to Note 1 f) for additional information. At December 31, 2017, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Condensed Consolidating Statements of Operations and Comprehensive Income

For the Year Ended December 31, 2017	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$—	$29,244	$—	$29,244
Net premiums earned	—	—	29,034	—	29,034
Net investment income	4	14	3,107	—	3,125
Equity in earnings of subsidiaries	3,640	2,424	—	(6,064)	—
Net realized gains (losses) including OTTI	—	(25)	109	—	84
Losses and loss expenses	—	—	18,454	—	18,454
Policy benefits	—	—	676	—	676
Policy acquisition costs and administrative expenses	75	40	8,499	—	8,614
Interest (income) expense	(332)	847	92	—	607
Other (income) expense	(12)	93	(481)	—	(400)
Amortization of purchased intangibles	—	—	260	—	260
Chubb integration expenses	32	69	209	—	310
Income tax expense (benefit)	20	(742)	583	—	(139)
Net income	$3,861	$2,106	$3,958	$(6,064)	$3,861
Comprehensive income	$4,718	$3,075	$4,430	$(7,505)	$4,718
Condensed Consolidating Statements of Operations and Comprehensive Income

For the Year Ended December 31, 2016	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$—	$28,145	$—	$28,145
Net premiums earned	—	—	28,749	—	28,749
Net investment income	3	11	2,851	—	2,865
Equity in earnings of subsidiaries	3,901	2,555	—	(6,456)	—
Net realized gains (losses) including OTTI	—	3	(148)	—	(145)
Losses and loss expenses	—	—	16,052	—	16,052
Policy benefits	—	—	588	—	588
Policy acquisition costs and administrative expenses	64	82	8,839	—	8,985
Interest (income) expense	(353)	908	50	—	605
Other (income) expense	(25)	35	(232)	—	(222)
Amortization of purchased intangibles	—	—	19	—	19
Chubb integration expenses	62	126	304	—	492
Income tax expense (benefit)	21	(416)	1,210	—	815
Net income	$4,135	$1,834	$4,622	$(6,456)	$4,135
Comprehensive income	$4,556	$2,001	$5,045	$(7,046)	$4,556

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

For the Year Ended December 31, 2015	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$—	$17,713	$—	$17,713
Net premiums earned	—	—	17,213	—	17,213
Net investment income	3	4	2,187	—	2,194
Equity in earnings of subsidiaries	2,673	1,038	—	(3,711)	—
Net realized gains (losses) including OTTI	—	(9)	(411)	—	(420)
Losses and loss expenses	—	—	9,484	—	9,484
Policy benefits	—	—	543	—	543
Policy acquisition costs and administrative expenses	63	28	5,120	—	5,211
Interest (income) expense	(32)	302	30	—	300
Other (income) expense	(208)	(4)	161	—	(51)
Amortization of purchased intangibles	—	—	171	—	171
Chubb Integration Expense	3	29	1	—	33
Income tax expense (benefit)	16	(349)	795	—	462
Net income	$2,834	$1,027	$2,684	$(3,711)	$2,834
Comprehensive income (loss)	$908	$(192)	$757	$(565)	$908

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2017	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
(in millions of U.S. dollars)
Net cash flows from operating activities	$781	$1,648	$4,598	$(2,524)	$4,503
Cash flows from investing activities
Purchases of fixed maturities available for sale	—	(9)	(25,738)	—	(25,747)
Purchases of fixed maturities held to maturity	—	—	(352)	—	(352)
Purchases of equity securities	—	—	(173)	—	(173)
Sales of fixed maturities available for sale	—	99	13,156	—	13,255
Sales of equity securities	—	—	187	—	187
Maturities and redemptions of fixed maturities available for sale	—	29	10,396	—	10,425
Maturities and redemptions of fixed maturities held to maturity	—	—	879	—	879
Net change in short-term investments	—	189	(726)	—	(537)
Net derivative instruments settlements	—	(15)	(250)	—	(265)
Other	—	(10)	(104)	—	(114)
Net cash flows (used for) from investing activities	—	283	(2,725)	—	(2,442)
Cash flows from financing activities
Dividends paid on Common Shares	(1,308)	—	—	—	(1,308)
Common Shares repurchased	—	—	(801)	—	(801)
Proceeds from issuance of repurchase agreements	—	—	2,353	—	2,353
Repayment of long-term debt	—	(500)	(1)	—	(501)
Repayment of repurchase agreements	—	—	(2,348)	—	(2,348)
Proceeds from share-based compensation plans	—	—	151	—	151
Advances (to) from affiliates	892	(927)	35	—	—
Dividends to parent company	—	—	(2,524)	2,524	—
Net payments to affiliated notional cash pooling programs(1)	(363)	(504)	—	867	—
Policyholder contract deposits	—	—	442	—	442
Policyholder contract withdrawals	—	—	(307)	—	(307)
Net cash flows used for financing activities	(779)	(1,931)	(3,000)	3,391	(2,319)
Effect of foreign currency rate changes on cash and cash equivalents	—	—	1	—	1
Net increase (decrease) in cash	2	—	(1,126)	867	(257)
Cash – beginning of year(1)	1	1	1,965	(982)	985
Cash – end of year(1)	$3	$1	$839	$(115)	$728

(1)
Chubb maintains two notional multi-currency cash pools (Pools) with a third-party bank. Refer to Note 1 f) for additional information. At December 31, 2017 and 2016, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2016	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
(in millions of U.S. dollars)
Net cash flows from operating activities	$3,618	$4,305	$5,536	$(8,167)	$5,292
Cash flows from investing activities
Purchases of fixed maturities available for sale	—	(156)	(30,659)	—	(30,815)
Purchases of fixed maturities held to maturity	—	—	(282)	—	(282)
Purchases of equity securities	—	—	(146)	—	(146)
Sales of fixed maturities available for sale	—	66	16,611	—	16,677
Sales of equity securities	—	—	1,000	—	1,000
Maturities and redemptions of fixed maturities available for sale	—	66	9,283	—	9,349
Maturities and redemptions of fixed maturities held to maturity	—	—	958	—	958
Net change in short-term investments	—	7,943	4,407	—	12,350
Net derivative instruments settlements	—	(9)	(159)	—	(168)
Acquisition of subsidiaries (net of cash acquired of $71)	—	(14,282)	34	—	(14,248)
Capital contribution	(2,330)	(215)	(2,330)	4,875	—
Other	—	(3)	13	—	10
Net cash flows used for investing activities	(2,330)	(6,590)	(1,270)	4,875	(5,315)
Cash flows from financing activities
Dividends paid on Common Shares	(1,173)	—	—	—	(1,173)
Proceeds from issuance of repurchase agreements	—	—	2,310	—	2,310
Repayment of repurchase agreements	—	—	(2,311)	—	(2,311)
Proceeds from share-based compensation plans	—	—	167	—	167
Advances (to) from affiliates	404	(572)	168	—	—
Dividends to parent company	—	—	(8,167)	8,167	—
Capital contribution	—	2,330	2,545	(4,875)	—
Net proceeds from (payments to) affiliated notional cash pooling programs(1)	(519)	530	—	(11)	—
Policyholder contract deposits	—	—	522	—	522
Policyholder contract withdrawals	—	—	(253)	—	(253)
Other	—	(4)	—	—	(4)
Net cash flows (used for) from financing activities	(1,288)	2,284	(5,019)	3,281	(742)
Effect of foreign currency rate changes on cash and cash equivalents	—	—	(25)	—	(25)
Net decrease in cash	—	(1)	(778)	(11)	(790)
Cash – beginning of year(1)	1	2	2,743	(971)	1,775
Cash – end of year(1)	$1	$1	$1,965	$(982)	$985

(1)
Chubb maintains two notional multi-currency cash pools (Pools) with a third-party bank. Refer to Note 1 f) for additional information. At December 31, 2016 and 2015, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2015	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
(in millions of U.S. dollars)
Net cash flows from operating activities	$3,125	$682	$3,836	$(3,779)	$3,864
Cash flows from investing activities
Purchases of fixed maturities available for sale	—	—	(16,053)	(18)	(16,071)
Purchases of fixed maturities held to maturity	—	—	(62)	—	(62)
Purchases of equity securities	—	—	(158)	—	(158)
Sales of fixed maturities available for sale	—	—	10,814	—	10,814
Sales of equity securities	—	—	183	—	183
Maturities and redemptions of fixed maturities available for sale	—	—	6,567	—	6,567
Maturities and redemptions of fixed maturities held to maturity	—	—	669	—	669
Net change in short-term investments	—	(7,588)	(628)	—	(8,216)
Net derivative instruments settlements	—	(9)	(12)	—	(21)
Acquisition of subsidiaries (net of cash acquired of $629)	—	—	264	—	264
Capital contribution	(2,670)	(625)	(2,791)	6,086	—
Other	—	(25)	(256)	18	(263)
Net cash flows used for investing activities	(2,670)	(8,247)	(1,463)	6,086	(6,294)
Cash flows from financing activities
Dividends paid on Common Shares	(862)	—	—	—	(862)
Common Shares repurchased	—	—	(758)	—	(758)
Proceeds from issuance of long-term debt	—	6,090	—	—	6,090
Proceeds from issuance of repurchase agreements	—	—	2,029	—	2,029
Repayment of long-term debt	—	(1,150)	—	—	(1,150)
Repayment of repurchase agreements	—	—	(2,027)	—	(2,027)
Proceeds from share-based compensation plans	—	—	131	—	131
Advances (to) from affiliates	(228)	95	133	—	—
Dividends to parent company	—	—	(3,779)	3,779	—
Capital contribution	—	2,791	3,295	(6,086)	—
Net proceeds from (payments to) affiliated notional cash pooling programs(1)	636	(220)	—	(416)	—
Policyholder contract deposits	—	—	503	—	503
Policyholder contract withdrawals	—	—	(221)	—	(221)
Other	—	(40)	—	—	(40)
Net cash flows (used for) from financing activities	(454)	7,566	(694)	(2,723)	3,695
Effect of foreign currency rate changes on cash and cash equivalents	—	—	(145)	—	(145)
Net increase in cash	1	1	1,534	(416)	1,120
Cash – beginning of year(1)	—	1	1,209	(555)	655
Cash – end of year(1)	$1	$2	$2,743	$(971)	$1,775

(1)
Chubb maintains two notional multi-currency cash pools (Pools) with a third-party bank. Refer to Note 1 f) for additional information. At December 31, 2015 and 2014, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

20. Condensed unaudited quarterly financial data

	Three Months Ended
	March 31	June 30	September 30	December 31
(in millions of U.S. dollars, except per share data)	2017	2017	2017	2017
Net premiums earned	$6,772	$7,237	$7,807	$7,218
Net investment income	745	770	813	797
Net realized gains (losses) including OTTI	(7)	101	(10)	—
Total revenues	$7,510	$8,108	$8,610	$8,015
Losses and loss expenses	$3,789	$4,146	$6,247	$4,272
Policy benefits	$168	$163	$169	$176
Net income (loss)	$1,093	$1,305	$(70)	$1,533
Basic earnings (loss) per share	$2.33	$2.79	$(0.15)	$3.29
Diluted earnings (loss) per share	$2.31	$2.77	$(0.15)	$3.27

Net income for the three months ended September 30, 2017 included after-tax catastrophe losses of $1.5 billion. Net income for the three months ended December 31, 2017 included a one-time income tax transition benefit of $450 million related to the 2017 Tax Act. Refer to Note 8 for additional information.

	Three Months Ended
	March 31	June 30	September 30	December 31
(in millions of U.S. dollars, except per share data)	2016	2016	2016	2016
Net premiums earned	$6,597	$7,405	$7,688	$7,059
Net investment income	674	708	739	744
Net realized gains (losses) including OTTI	(394)	(216)	100	365
Total revenues	$6,877	$7,897	$8,527	$8,168
Losses and loss expenses	$3,674	$4,254	$4,269	$3,855
Policy benefits	$126	$146	$155	$161
Net income	$439	$726	$1,360	$1,610
Basic earnings per share	$0.98	$1.55	$2.90	$3.44
Diluted earnings per share	$0.97	$1.54	$2.88	$3.41

SCHEDULE I
Chubb Limited and Subsidiaries

SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2017 (in millions of U.S. dollars)	Cost or Amortized Cost	Fair Value	Amount at Which Shown in the Balance Sheet
Fixed maturities available for sale
U.S. Treasury and agency	$3,701	$3,698	$3,698
Foreign	20,514	21,030	21,030
Corporate securities	23,453	23,996	23,996
Mortgage-backed securities	15,279	15,290	15,290
States, municipalities, and political subdivisions	14,888	14,925	14,925
Total fixed maturities available for sale	77,835	78,939	78,939
Fixed maturities held to maturity
U.S. Treasury and agency	908	915	908
Foreign	1,738	1,757	1,738
Corporate securities	3,159	3,219	3,159
Mortgage-backed securities	2,724	2,742	2,724
States, municipalities, and political subdivisions	5,806	5,841	5,806
Total fixed maturities held to maturity	14,335	14,474	14,335
Equity securities
Industrial, miscellaneous, and all other	737	937	937
Short-term investments	3,561	3,561	3,561
Other investments (1)	4,331	4,586	4,586
Total investments - other than investments in related parties	$100,799	$102,497	$102,358
(1) Excludes $86 million of related party investments.

SCHEDULE II
Chubb Limited and Subsidiaries

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS (Parent Company Only)

	December 31	December 31
(in millions of U.S. dollars)	2017	2016
Assets
Investments in subsidiaries and affiliates on equity basis	$41,909	$38,408
Short-term investments	—	2
Other investments, at cost	—	25
Total investments	41,909	38,435
Cash	3	1
Due from subsidiaries and affiliates, net	9,639	10,482
Other assets	3	3
Total assets	$51,554	$48,921
Liabilities
Affiliated notional cash pooling programs(1)	$—	$363
Accounts payable, accrued expenses, and other liabilities	382	283
Total liabilities	382	646
Shareholders' equity
Common Shares	11,121	11,121
Common Shares in treasury	(1,944)	(1,480)
Additional paid-in capital	13,978	15,335
Retained earnings	27,474	23,613
Accumulated other comprehensive income (loss)	543	(314)
Total shareholders' equity	51,172	48,275
Total liabilities and shareholders' equity	$51,554	$48,921

(1) Chubb maintains two notional multicurrency cash pools (Pools) with a third-party bank. Refer to Note 1 f) for additional information.
The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II (continued)
Chubb Limited and Subsidiaries

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF OPERATIONS (Parent Company Only)

	Year Ended December 31
(in millions of U.S. dollars)	2017	2016	2015
Revenues
Investment income, including interest income	$336	$356	$35
Equity in net income of subsidiaries and affiliates	3,640	3,901	2,673
	3,976	4,257	2,708
Expenses
Administrative and other (income) expense	63	39	(145)
Chubb integration expenses	32	62	3
Income tax expense	20	21	16
	115	122	(126)
Net income	$3,861	$4,135	$2,834
Comprehensive income	$4,718	$4,556	$908

The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II (continued)
Chubb Limited and Subsidiaries

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS (Parent Company Only)

	Year Ended December 31
(in millions of U.S. dollars)	2017	2016	2015
Net cash flows from operating activities(1)	$781	$3,618	$3,125
Cash flows from investing activities
Capital contribution	—	(2,330)	(2,670)
Net cash flows used for investing activities	—	(2,330)	(2,670)
Cash flows from financing activities
Dividends paid on Common Shares	(1,308)	(1,173)	(862)
Advances (to) from affiliates	892	404	(228)
Net proceeds from (payments to) affiliated notional cash pooling programs(2)	(363)	(519)	636
Net cash flows used for financing activities	(779)	(1,288)	(454)
Net increase in cash	2	—	1
Cash – beginning of year	1	1	—
Cash – end of year	$3	$1	$1

(1) Includes cash dividends received from subsidiaries of $450 million, $3.4 billion, and $2.9 billion in 2017, 2016, and 2015, respectively.
(2) Chubb maintains two notional multicurrency cash pools (Pools) with a third-party bank. Refer to Note 1 f) for additional information.
The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE IV
Chubb Limited and Subsidiaries

SUPPLEMENTAL INFORMATION CONCERNING REINSURANCE

Premiums Earned
For the years ended December 31, 2017, 2016, and 2015 (in millions of U.S. dollars, except for percentages)	Direct Amount	Ceded To Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
2017
Property and Casualty	$27,774	$6,650	$2,891	$24,015	12%
Accident and Health	4,167	349	221	4,039	5%
Life	841	81	220	980	22%
Total	$32,782	$7,080	$3,332	$29,034	11%
2016
Property and Casualty	$26,919	$6,407	$3,284	$23,796	14%
Accident and Health	4,047	315	219	3,951	6%
Life	845	84	241	1,002	24%
Total	$31,811	$6,806	$3,744	$28,749	13%
2015
Property and Casualty	$14,895	$5,373	$3,259	$12,781	25%
Accident and Health	3,684	351	168	3,501	5%
Life	776	94	249	931	27%
Total	$19,355	$5,818	$3,676	$17,213	21%

SCHEDULE VI
Chubb Limited and Subsidiaries

SUPPLEMENTARY INFORMATION CONCERNING PROPERTY AND CASUALTY OPERATIONS

As of and for the years ended December 31, 2017, 2016, and 2015 (in millions of U.S. dollars)
	Deferred Policy Acquisition Costs	Net Reserves for Unpaid Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Net Losses and Loss Expenses Incurred Related to		Amortization of Deferred Policy Acquisition Costs	Net Paid Losses and Loss Expenses	Net Premiums Written
						Current Year	Prior Year
2017	$3,805	$49,165	$15,216	$28,054	$2,890	$19,391	$(937)	$5,519	$17,448	$28,225
2016	$3,537	$47,832	$14,779	$27,747	$2,656	$17,256	$(1,204)	$5,654	$15,715	$27,074
2015	$2,219	$26,562	$8,439	$16,282	$2,007	$10,030	$(546)	$2,692	$9,665	$16,734