Form 10-Q
period 2018-03-31
Chubb Ltd
filed 2018-05-02
CIK 896159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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
YES ☐                                                NO  ☑
The number of registrant’s Common Shares (CHF 24.15 par value) outstanding as of April 19, 2018 was 465,802,115.

CHUBB LIMITED
INDEX TO FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements
CONSOLIDATED BALANCE SHEETS (Unaudited)
Chubb Limited and Subsidiaries

	March 31	December 31
(in millions of U.S. dollars, except share and per share data)	2018	2017
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost – $79,208 and $77,835)	$79,111	$78,939
(includes hybrid financial instruments of $7 and $5)
Fixed maturities held to maturity, at amortized cost (fair value – $14,122 and $14,474)	14,253	14,335
Equity securities, at fair value (cost – $948 and $737)	948	937
Short-term investments, at fair value and amortized cost	2,874	3,561
Other investments (cost – $4,919 and $4,417)	4,919	4,672
Total investments	102,105	102,444
Cash	1,988	728
Restricted cash	125	123
Securities lending collateral	2,039	1,737
Accrued investment income	895	909
Insurance and reinsurance balances receivable	9,570	9,334
Reinsurance recoverable on losses and loss expenses	14,982	15,034
Reinsurance recoverable on policy benefits	181	184
Deferred policy acquisition costs	4,843	4,723
Value of business acquired	321	326
Goodwill	15,686	15,541
Other intangible assets	6,437	6,513
Prepaid reinsurance premiums	2,600	2,529
Investments in partially-owned insurance companies	664	662
Other assets	6,345	6,235
Total assets	$168,781	$167,022
Liabilities
Unpaid losses and loss expenses	$63,139	$63,179
Unearned premiums	15,495	15,216
Future policy benefits	5,412	5,321
Insurance and reinsurance balances payable	6,148	5,868
Securities lending payable	2,039	1,737
Accounts payable, accrued expenses, and other liabilities	8,618	9,545
Deferred tax liabilities	468	699
Repurchase agreements	1,412	1,408
Short-term debt	1,669	1,013
Long-term debt	12,786	11,556
Trust preferred securities	308	308
Total liabilities	117,494	115,850
Commitments and contingencies
Shareholders’ equity
Common Shares (CHF 24.15 par value; 479,783,864 shares issued; 465,831,486 and 463,833,179 shares outstanding)	11,121	11,121
Common Shares in treasury (13,952,378 and 15,950,685 shares)	(1,727)	(1,944)
Additional paid-in capital	13,430	13,978
Retained earnings	28,965	27,474
Accumulated other comprehensive income (loss) (AOCI)	(502)	543
Total shareholders’ equity	51,287	51,172
Total liabilities and shareholders’ equity	$168,781	$167,022
See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended
	March 31
(in millions of U.S. dollars, except per share data)	2018	2017
Revenues
Net premiums written	$7,104	$6,710
(Increase) decrease in unearned premiums	(77)	62
Net premiums earned	7,027	6,772
Net investment income	806	745
Net realized gains (losses):
Other-than-temporary impairment (OTTI) losses gross	(1)	(19)
Portion of OTTI losses recognized in other comprehensive income (OCI)	—	—
Net OTTI losses recognized in income	(1)	(19)
Net realized gains (losses) excluding OTTI losses	(1)	12
Total net realized gains (losses) (includes $(23) and $(8) reclassified from AOCI)	(2)	(7)
Total revenues	7,831	7,510
Expenses
Losses and loss expenses	4,102	3,789
Policy benefits	151	168
Policy acquisition costs	1,464	1,397
Administrative expenses	692	676
Interest expense	157	154
Other (income) expense	(47)	(70)
Amortization of purchased intangibles	85	64
Chubb integration expenses	10	111
Total expenses	6,614	6,289
Income before income tax	1,217	1,221
Income tax expense (benefit) (includes $(3) and $(6) on reclassified unrealized losses)	135	128
Net income	$1,082	$1,093
Other comprehensive income (loss)
Unrealized appreciation (depreciation)	$(1,234)	$307
Reclassification adjustment for net realized losses included in net income	23	8
	(1,211)	315
Change in:
Cumulative foreign currency translation adjustment	397	134
Postretirement benefit liability adjustment	(23)	(20)
Other comprehensive income (loss), before income tax	(837)	429
Income tax (expense) benefit related to OCI items	208	(115)
Other comprehensive income (loss)	(629)	314
Comprehensive income	$453	$1,407
Earnings per share
Basic earnings per share	$2.32	$2.33
Diluted earnings per share	$2.30	$2.31
See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2018	2017
Common Shares
Balance – beginning and end of period	$11,121	$11,121
Common Shares in treasury
Balance – beginning of period	(1,944)	(1,480)
Common Shares repurchased	—	(140)
Net shares redeemed under employee share-based compensation plans	217	222
Balance – end of period	(1,727)	(1,398)
Additional paid-in capital
Balance – beginning of period	13,978	15,335
Net shares redeemed under employee share-based compensation plans	(262)	(260)
Exercise of stock options	(16)	(21)
Share-based compensation expense	62	65
Funding of dividends declared to Retained earnings	(332)	(324)
Balance – end of period	13,430	14,795
Retained earnings
Balance – beginning of period	27,474	23,613
Cumulative effect of adoption of accounting guidance (refer to Note 1)	409	—
Balance – beginning of period, as adjusted	27,883	23,613
Net income	1,082	1,093
Funding of dividends declared from Additional paid-in capital	332	324
Dividends declared on Common Shares	(332)	(324)
Balance – end of period	28,965	24,706
Accumulated other comprehensive income
Net unrealized appreciation on investments
Balance – beginning of period	1,450	1,058
Cumulative effect of adoption of accounting guidance (refer to Note 1)	(416)	—
Balance – beginning of period, as adjusted	1,034	1,058
Change in period, before reclassification from AOCI, net of income tax benefit (expense) of $226 and $(102)	(1,008)	205
Amounts reclassified from AOCI, net of income tax expense of $(3) and $(6)	20	2
Change in period, net of income tax benefit (expense) of $223 and $(108)	(988)	207
Balance – end of period	46	1,265
Cumulative foreign currency translation adjustment
Balance – beginning of period	(1,187)	(1,663)
Change in period, net of income tax expense of $(19) and $(3)	378	131
Balance – end of period	(809)	(1,532)
Postretirement benefit liability adjustment
Balance – beginning of period	280	291
Change in period, net of income tax benefit (expense) of $4 and $(4)	(19)	(24)
Balance – end of period	261	267
Accumulated other comprehensive income (loss)	(502)	—
Total shareholders’ equity	$51,287	$49,224
See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended March 31
(in millions of U.S. dollars)	2018	2017
Cash flows from operating activities
Net income	$1,082	$1,093
Adjustments to reconcile net income to net cash flows from operating activities
Net realized (gains) losses	2	7
Amortization of premiums/discounts on fixed maturities	155	184
Amortization of purchased intangibles	85	64
Deferred income taxes	(2)	(127)
Unpaid losses and loss expenses	(420)	(154)
Unearned premiums	111	17
Future policy benefits	58	40
Insurance and reinsurance balances payable	250	252
Accounts payable, accrued expenses, and other liabilities	(724)	(491)
Income taxes payable	88	191
Insurance and reinsurance balances receivable	(174)	30
Reinsurance recoverable on losses and loss expenses	138	(122)
Reinsurance recoverable on policy benefits	3	(5)
Deferred policy acquisition costs	(75)	(59)
Prepaid reinsurance premiums	(42)	(81)
Other	16	174
Net cash flows from operating activities	551	1,013
Cash flows from investing activities
Purchases of fixed maturities available for sale	(5,972)	(6,250)
Purchases of fixed maturities held to maturity	(162)	(157)
Purchases of equity securities	(55)	(37)
Sales of fixed maturities available for sale	2,562	3,395
Sales of equity securities	40	46
Maturities and redemptions of fixed maturities available for sale	1,865	2,543
Maturities and redemptions of fixed maturities held to maturity	255	240
Net change in short-term investments	731	232
Net derivative instruments settlements	39	(89)
Private equity contributions	(353)	(198)
Private equity distributions	201	315
Other	(32)	(106)
Net cash flows used for investing activities	(881)	(66)
Cash flows from financing activities
Dividends paid on Common Shares	(330)	(324)
Common Shares repurchased	(29)	(128)
Proceeds from issuance of long-term debt	2,175	—
Repayment of long-term debt	(300)	(500)
Proceeds from issuance of repurchase agreements	408	753
Repayment of repurchase agreements	(404)	(752)
Proceeds from share-based compensation plans	34	42
Policyholder contract deposits	118	109
Policyholder contract withdrawals	(105)	(58)
Net cash flows from (used for) financing activities	1,567	(858)
Effect of foreign currency rate changes on cash and restricted cash	25	(17)
Net increase in cash and restricted cash	1,262	72
Cash and restricted cash – beginning of period	851	1,088
Cash and restricted cash – end of period	$2,113	$1,160
Supplemental cash flow information
Taxes paid	$93	$54
Interest paid	$82	$75
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

The results of operations and cash flows for any interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2017 Form 10-K.

b) Restricted cash
Effective January 1, 2018, we retrospectively adopted guidance on "Restricted Cash" that clarified the presentation of restricted cash on the consolidated statement of cash flows. As a result, we revised the statement of cash flows for the three months ended March 31, 2017 to include restricted cash in the beginning and ending cash balances. In addition, we reclassified $123 million of Restricted cash from Other assets to a separate line in the balance sheet as of December 31, 2017.

Restricted cash in the consolidated balance sheets represents amounts held for the benefit of third parties and is legally or contractually restricted as to withdrawal or usage. Amounts include deposits with U.S. and non-U.S. regulatory authorities, trust funds set up for the benefit of ceding companies, and amounts pledged as collateral to meet financing arrangements.

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that total to the amounts shown in the consolidated statements of cash flows:

	March 31	December 31
(in millions of U.S. dollars)	2018	2017
Cash	$1,988	$728
Restricted cash	125	123
Total cash and restricted cash shown in the consolidated statements of cash flows	$2,113	$851

c) Goodwill
During the three months ended March 31, 2018, Goodwill increased $145 million, primarily reflecting the impact of foreign exchange.

d) Accounting guidance adopted in 2018
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities
Effective January 2018, we adopted new accounting guidance on "Recognition and Measurement of Financial Assets and Financial Liabilities" on a modified-retrospective basis. The guidance requires equity investments, other than those accounted for under the equity method of accounting, to be measured at fair value with changes in fair value recognized through net income. The guidance impacts our public equities and cost-method private equities. As a result, we recorded a cumulative-effect adjustment to increase beginning Retained earnings by $416 million after tax ($454 million pre-tax), representing the unrealized appreciation on our equity investments with an offsetting adjustment to decrease Accumulated other comprehensive income. All subsequent changes in fair value of our equity investments are recognized within realized gains (losses) on the consolidated statement of operations. Prior period amounts have not been adjusted and continue to be reported in accordance with the previous accounting guidance.

Income Taxes
Effective January 2018, we adopted new accounting guidance on “Intra-Entity Transfers of Assets Other Than Inventory” on a modified-retrospective basis. Under the new guidance, we will no longer defer taxes on intra-company asset transfers and will recognize income tax expense (benefit) immediately through the income statement. As a result, we recorded a cumulative-effect adjustment to decrease beginning Retained earnings by $7 million representing the removal of the deferred tax asset for previous intra-company asset transfer transactions not yet recognized through earnings.

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

In December 2017, we recorded a $450 million income tax transition benefit on a provisional basis under SAB 118. There were no changes to this estimate for the current period as we continue to analyze the impact of the 2017 Tax Act.

Refer to the 2017 Form 10-K for information on other accounting guidance not yet adopted.

2. Investments

a) Fixed maturities

March 31, 2018	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	OTTI Recognized in AOCI
(in millions of U.S. dollars)
Available for sale
U.S. Treasury and agency	$3,893	$22	$(77)	$3,838	$—
Foreign	21,705	513	(187)	22,031	—
Corporate securities	23,509	332	(274)	23,567	(4)
Mortgage-backed securities	16,116	53	(349)	15,820	(1)
States, municipalities, and political subdivisions	13,985	61	(191)	13,855	—
	$79,208	$981	$(1,078)	$79,111	$(5)
Held to maturity
U.S. Treasury and agency	$1,037	$9	$(14)	$1,032	$—
Foreign	1,754	17	(20)	1,751	—
Corporate securities	3,026	26	(55)	2,997	—
Mortgage-backed securities	2,681	11	(45)	2,647	—
States, municipalities, and political subdivisions	5,755	18	(78)	5,695	—
	$14,253	$81	$(212)	$14,122	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

December 31, 2017	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	OTTI Recognized in AOCI
(in millions of U.S. dollars)
Available for sale
U.S. Treasury and agency	$3,701	$32	$(35)	$3,698	$—
Foreign	20,514	622	(106)	21,030	(1)
Corporate securities	23,453	638	(95)	23,996	(4)
Mortgage-backed securities	15,279	111	(100)	15,290	(1)
States, municipalities, and political subdivisions	14,888	125	(88)	14,925	—
	$77,835	$1,528	$(424)	$78,939	$(6)
Held to maturity
U.S. Treasury and agency	$908	$12	$(5)	$915	$—
Foreign	1,738	27	(8)	1,757	—
Corporate securities	3,159	67	(7)	3,219	—
Mortgage-backed securities	2,724	23	(5)	2,742	—
States, municipalities, and political subdivisions	5,806	50	(15)	5,841	—
	$14,335	$179	$(40)	$14,474	$—

As discussed in Note 2 b), if a credit loss is incurred on an impaired fixed maturity, an OTTI is considered to have occurred and the portion of the impairment not related to credit losses (non-credit OTTI) is recognized in OCI. Included in the “OTTI Recognized in AOCI” columns above are the cumulative amounts of non-credit OTTI recognized in OCI adjusted for subsequent sales, maturities, and redemptions. OTTI recognized in AOCI does not include the impact of subsequent changes in fair value of the related securities. In periods subsequent to a recognition of OTTI in OCI, changes in the fair value of the related fixed maturities are reflected in Net unrealized appreciation on investments in the Consolidated statements of shareholders’ equity. For the three months ended March 31, 2018 and 2017, $4 million and nil, respectively, of net unrealized depreciation related to such securities is included in OCI. At March 31, 2018 and December 31, 2017, AOCI included cumulative net unrealized appreciation of $3 million and $7 million, respectively, related to securities remaining in the investment portfolio for which a non-credit OTTI was recognized.

Mortgage-backed securities (MBS) issued by U.S. government agencies are combined with all other to be announced mortgage-backed securities (TBAs) held (refer to Note 6 c) (iv)) and are included in the category, “Mortgage-backed securities”. Approximately 82 percent and 83 percent of the total mortgage-backed securities at March 31, 2018 and December 31, 2017, respectively, are represented by investments in U.S. government agency bonds. The remainder of the mortgage exposure consists of collateralized mortgage obligations and non-government mortgage-backed securities, the majority of which provide a planned structure for principal and interest payments and carry a rating of AAA by the major credit rating agencies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents fixed maturities by contractual maturity:

		March 31		December 31
		2018		2017
(in millions of U.S. dollars)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
Due in 1 year or less	$3,735	$3,746	$3,164	$3,182
Due after 1 year through 5 years	25,140	25,251	24,749	25,068
Due after 5 years through 10 years	25,243	25,097	25,388	25,704
Due after 10 years	8,974	9,197	9,255	9,695
	63,092	63,291	62,556	63,649
Mortgage-backed securities	16,116	15,820	15,279	15,290
	$79,208	$79,111	$77,835	$78,939
Held to maturity
Due in 1 year or less	$838	$840	$743	$746
Due after 1 year through 5 years	2,684	2,678	2,669	2,688
Due after 5 years through 10 years	4,713	4,635	4,744	4,756
Due after 10 years	3,337	3,322	3,455	3,542
	11,572	11,475	11,611	11,732
Mortgage-backed securities	2,681	2,647	2,724	2,742
	$14,253	$14,122	$14,335	$14,474

Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

b) Net realized gains (losses)
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

Each quarter, securities in an unrealized loss position (impaired securities), including fixed maturities and securities lending collateral are reviewed to identify impaired securities to be specifically evaluated for a potential OTTI. Refer to the 2017 Form 10-K for information on our evaluation of OTTI for all non-fixed maturities prior to our adoption of new accounting guidance on financial instruments, effective January 1, 2018.

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

Corporate securities
Projected cash flows for corporate securities (principally senior unsecured bonds) are driven primarily by assumptions regarding probability of default and also the timing and amount of recoveries associated with defaults. Chubb developed projected cash

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

flows for corporate securities using market observable data, issuer-specific information, and credit ratings. We use historical default data by Moody’s Investors Service (Moody’s) rating category to calculate a 1-in-100 year probability of default, which results in a default assumption in excess of the historical mean default rate. Consistent with management's approach, Chubb assumed a 32 percent recovery rate (the par value of a defaulted security that will be recovered) across all rating categories rather than using Moody's historical mean recovery rate of 42 percent. We believe that use of a default assumption in excess of the historical mean is conservative.

For the three months ended March 31, 2018 and 2017, credit losses recognized in Net income for corporate securities were nil and $1 million, respectively.

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

For the three months ended March 31, 2018 and 2017, there were no credit losses recognized in Net income for mortgage-backed securities.
The following table presents the components of Net realized gains (losses):

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2018	2017
Fixed maturities:
OTTI on fixed maturities, gross	$(1)	$(6)
OTTI on fixed maturities recognized in OCI (pre-tax)	—	—
OTTI on fixed maturities, net	(1)	(6)
Gross realized gains excluding OTTI	66	34
Gross realized losses excluding OTTI	(88)	(40)
Total fixed maturities	(23)	(12)
Equity securities:
OTTI on equity securities	—	(5)
Gross realized gains excluding OTTI	10	9
Gross realized losses excluding OTTI	(21)	—
Total equity securities	(11)	4
OTTI on other investments	—	(8)
Other investments	29	—
Foreign exchange losses	(77)	(19)
Investment and embedded derivative instruments	17	6
Fair value adjustments on insurance derivative	38	93
S&P put options and futures	22	(74)
Other derivative instruments	2	2
Other	1	1
Net realized gains (losses)	$(2)	$(7)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents a roll-forward of pre-tax credit losses related to fixed maturities for which a portion of OTTI was recognized in OCI:

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2018	2017
Balance of credit losses related to securities still held – beginning of period	$22	$35
Additions where no OTTI was previously recorded	—	—
Additions where an OTTI was previously recorded	—	1
Reductions for securities sold during the period	(7)	(4)
Balance of credit losses related to securities still held – end of period	$15	$32

c) Equity securities and Other investments
Effective January 1, 2018, we adopted new accounting guidance that requires any changes in fair value of equity securities and other investments that are accounted for under the cost-method to be recognized immediately in realized gains and losses in net income. As a result, beginning on January 1, 2018, realized gains and losses from these investments include both sales of securities and unrealized gains and losses as follows:

	Three Months Ended
	March 31, 2018
(in millions of U.S. dollars)	Equity Securities	Other Investments
Net gains (losses) recognized during the period	$(11)	$29
Less: Net gains (losses) recognized from sales of securities	10	—
Unrealized gains (losses) recognized for securities still held at reporting date	$(21)	$29

At December 31, 2017, the cost, gross unrealized appreciation, gross unrealized depreciation, and fair value of equity securities was $737 million, $212 million, $12 million, and $937 million, respectively. At December 31, 2017, the net unrealized appreciation (depreciation) was recorded within accumulated other comprehensive income on the balance sheet.

d) Gross unrealized loss
At March 31, 2018, there were 15,699 fixed maturities out of a total of 31,179 fixed maturities in an unrealized loss position. The largest single unrealized loss in the fixed maturities was $10 million. Fixed maturities in an unrealized loss position at March 31, 2018, comprised both investment grade and below investment grade securities for which fair value declined primarily due to widening credit spreads since the date of purchase.

The following tables present, for all securities in an unrealized loss position (including securities on loan), the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	0 – 12 Months		Over 12 Months		Total
March 31, 2018	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. Treasury and agency	$2,869	$(55)	$1,314	$(36)	$4,183	$(91)
Foreign	8,715	(155)	1,643	(52)	10,358	(207)
Corporate securities	12,355	(260)	1,501	(69)	13,856	(329)
Mortgage-backed securities	12,313	(257)	3,033	(137)	15,346	(394)
States, municipalities, and political subdivisions	15,030	(218)	1,343	(51)	16,373	(269)
Total fixed maturities	$51,282	$(945)	$8,834	$(345)	$60,116	$(1,290)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	0 – 12 Months		Over 12 Months		Total
December 31, 2017	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. Treasury and agency	$2,172	$(14)	$1,249	$(26)	$3,421	$(40)
Foreign	5,657	(65)	1,693	(49)	7,350	(114)
Corporate securities	5,210	(56)	1,332	(46)	6,542	(102)
Mortgage-backed securities	6,194	(31)	3,209	(74)	9,403	(105)
States, municipalities, and political subdivisions	9,259	(71)	1,402	(32)	10,661	(103)
Total fixed maturities	28,492	(237)	8,885	(227)	37,377	(464)
Equity securities	115	(12)	—	—	115	(12)
Other investments	78	(8)	—	—	78	(8)
Total	$28,685	$(257)	$8,885	$(227)	$37,570	$(484)

e) Restricted assets
Chubb is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutory regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. Chubb is also required to restrict assets pledged under repurchase agreements, which represent Chubb's agreement to sell securities and repurchase them at a future date for a predetermined price. We also use trust funds in certain large reinsurance transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit (LOC) requirements. We also have investments in segregated portfolios primarily to provide collateral or guarantees for LOC and derivative transactions. Included in restricted assets at March 31, 2018 and December 31, 2017 are investments, primarily fixed maturities, totaling $23.6 billion and $23.3 billion, respectively, and cash of $125 million and $123 million, respectively.
The following table presents the components of restricted assets:

	March 31	December 31
(in millions of U.S. dollars)	2018	2017
Trust funds	$17,029	$17,011
Deposits with U.S. regulatory authorities	2,463	2,345
Deposits with non-U.S. regulatory authorities	2,290	2,250
Assets pledged under repurchase agreements	1,460	1,434
Other pledged assets	433	414
	$23,675	$23,454
3. Fair value measurements

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

The effect of changes in key market factors on assumed lapse and annuitization rates reflect emerging trends using data available from cedants. For treaties with limited experience, rates are established in line with data received from other ceding companies adjusted, as appropriate, with industry estimates. The model and related assumptions are regularly re-evaluated by management and enhanced, as appropriate, based upon additional experience obtained related to policyholder behavior and availability of updated information such as market conditions, market participant assumptions, and demographics of in-force annuities. Because of the significant use of unobservable inputs including policyholder behavior, GLB reinsurance is classified

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

within Level 3. For the three months ended March 31, 2018 and 2017, no material technical refinements were made to the model. For detailed information on our lapse and annuitization rate assumptions, refer to Note 4 to the Consolidated Financial Statements of our 2017 Form 10-K.

Financial instruments measured at fair value on a recurring basis, by valuation hierarchy

March 31, 2018	Level 1	Level 2	Level 3	Total
(in millions of U.S. dollars)
Assets:
Fixed maturities available for sale
U.S. Treasury and agency	$3,094	$744	$—	$3,838
Foreign	—	21,855	176	22,031
Corporate securities	—	22,494	1,073	23,567
Mortgage-backed securities	—	15,737	83	15,820
States, municipalities, and political subdivisions	—	13,855	—	13,855
	3,094	74,685	1,332	79,111
Equity securities	884	—	64	948
Short-term investments	1,735	1,127	12	2,874
Other investments (1)	451	318	270	1,039
Securities lending collateral	—	2,039	—	2,039
Investment derivative instruments	25	—	—	25
Other derivative instruments	78	—	—	78
Separate account assets	2,774	100	—	2,874
Total assets measured at fair value (1)	$9,041	$78,269	$1,678	$88,988
Liabilities:
Investment derivative instruments	$29	$—	$—	$29
Other derivative instruments	—	—	2	2
GLB (2)	—	—	167	167
Total liabilities measured at fair value	$29	$—	$169	$198

(1)
Excluded from the table above are partially-owned investments, investment funds, and limited partnerships of $3,866 million and other investments of $14 million at March 31, 2018 measured using NAV as a practical expedient.

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

There were no transfers of financial instruments between Level 1 and Level 2 for both the three months ended March 31, 2018 and 2017.

Fair value of alternative investments
Alternative investments include investment funds, limited partnerships, and partially-owned investment companies measured at fair value using NAV as a practical expedient. The following table presents, by investment category, the expected liquidation period, fair value, and maximum future funding commitments of alternative investments:

			March 31		December 31
	Expected Liquidation Period of Underlying Assets		2018		2017
(in millions of U.S. dollars)		Fair Value	Maximum Future Funding Commitments	Fair Value	Maximum Future Funding Commitments
Financial	5 to 9 Years	$538	$327	$540	$330
Real Assets	3 to 7 Years	656	210	651	114
Distressed	3 to 7 Years	295	131	289	141
Private Credit	3 to 7 Years	173	320	187	327
Traditional	3 to 15 Years	1,901	2,858	1,656	3,149
Vintage	1 to 2 Years	27	—	30	—
Investment funds	Not Applicable	276	—	270	—
		$3,866	$3,846	$3,623	$4,061

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

(in millions of U.S. dollars, except for percentages)	Fair Value		Valuation Technique	Significant Unobservable Inputs	Ranges
	March 31, 2018	December 31, 2017
GLB (1)	$167	$204	Actuarial model	Lapse rate	3% – 33%
				Annuitization rate	0% – 100%

(1)	Discussion of the most significant inputs used in the fair value measurement of GLB and the sensitivity of those assumptions is included within Note 3 a) Guaranteed living benefits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following tables present a reconciliation of the beginning and ending balances of financial instruments measured at fair value using significant unobservable inputs (Level 3):

	Assets						Liabilities
Three Months Ended	Available-for-Sale Debt Securities			Equity securities	Short-term investments	Other investments	Other derivative instruments	GLB (2)
March 31, 2018	Foreign	Corporate securities (1)	MBS
(in millions of U.S. dollars)
Balance – beginning of period	$93	$1,037	$78	$44	$—	$263	$2	$204
Transfers into Level 3	7	—	1	—	5	—	—	—
Transfers out of Level 3	—	(10)	—	—	—	—	—	—
Change in Net Unrealized Gains (Losses) included in OCI, including Foreign Exchange	9	(3)	—	1	—	2	—	—
Net Realized Gains/Losses	—	—	—	2	—	—	—	(37)
Purchases	87	139	4	17	8	14	—	—
Sales	(19)	(51)	—	—	—	—	—	—
Settlements	(1)	(39)	—	—	(1)	(9)	—	—
Balance – end of period	$176	$1,073	$83	$64	$12	$270	$2	$167
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$—	$—	$—	$—	$—	$—	$—	$(37)

(1)	Purchases in Level 3 primarily consist of privately-placed fixed income securities.

(2)
Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as Future policy benefits in the Consolidated balance sheets. The liability for GLB reinsurance was $529 million at March 31, 2018, and $550 million at December 31, 2017, which includes a fair value derivative adjustment of $167 million and $204 million, respectively.

	Assets							Liabilities
Three Months Ended	Available-for-Sale Debt Securities			Equity securities	Short-term investments	Other investments	Other derivative instruments	GLB (1)
March 31, 2017	Foreign	Corporate securities	MBS
(in millions of U.S. dollars)
Balance – beginning of period	$74	$681	$45	$41	$25	$225	$13	$559
Transfers into Level 3	—	29	—	—	—	—	—	—
Transfers out of Level 3	—	(54)	—	—	—	—	—	—
Change in Net Unrealized Gains (Losses) included in OCI	(1)	(8)	—	—	—	4	—	—
Net Realized Gains/Losses	(1)	(1)	—	—	—	—	(2)	(93)
Purchases	14	156	1	—	7	8	—	—
Sales	(3)	(27)	(1)	—	—	—	—	—
Settlements	(3)	(39)	—	—	(11)	(4)	—	—
Balance – end of period	$80	$737	$45	$41	$21	$233	$11	$466
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$—	$—	$—	$—	$—	$—	$(2)	$(93)

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

Refer to the 2017 Form 10-K for information on the fair value methods and assumptions for investments in partially-owned insurance companies, short-term and long-term debt, repurchase agreements, and trust-preferred securities.

The following tables present fair value, by valuation hierarchy, and carrying value of the financial instruments not measured at fair value:

March 31, 2018	Fair Value				Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities held to maturity
U.S. Treasury and agency	$977	$55	$—	$1,032	$1,037
Foreign	—	1,751	—	1,751	1,754
Corporate securities	—	2,964	33	2,997	3,026
Mortgage-backed securities	—	2,647	—	2,647	2,681
States, municipalities, and political subdivisions	—	5,695	—	5,695	5,755
Total assets	$977	$13,112	$33	$14,122	$14,253
Liabilities:
Repurchase agreements	$—	$1,412	$—	$1,412	$1,412
Short-term debt	—	1,704	—	1,704	1,669
Long-term debt	—	13,023	—	13,023	12,786
Trust preferred securities	—	466	—	466	308
Total liabilities	$—	$16,605	$—	$16,605	$16,175

December 31, 2017	Fair Value				Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities held to maturity
U.S. Treasury and agency	$857	$58	$—	$915	$908
Foreign	—	1,757	—	1,757	1,738
Corporate securities	—	3,184	35	3,219	3,159
Mortgage-backed securities	—	2,742	—	2,742	2,724
States, municipalities, and political subdivisions	—	5,841	—	5,841	5,806
Total assets	$857	$13,582	$35	$14,474	$14,335
Liabilities:
Repurchase agreements	$—	$1,408	$—	$1,408	$1,408
Short-term debt	—	1,013	—	1,013	1,013
Long-term debt	—	12,332	—	12,332	11,556
Trust preferred securities	—	468	—	468	308
Total liabilities	$—	$15,221	$—	$15,221	$14,285

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

4. Unpaid losses and loss expenses

The following table presents a reconciliation of beginning and ending Unpaid losses and loss expenses:

	Three Months Ended March 31
(in millions of U.S. dollars)	2018	2017
Gross unpaid losses and loss expenses – beginning of period	$63,179	$60,540
Reinsurance recoverable on unpaid losses - beginning of period (1)	(14,014)	(12,708)
Net unpaid losses and loss expenses – beginning of period	49,165	47,832
Net losses and loss expenses incurred in respect of losses occurring in:
Current year	4,358	4,078
Prior years (2)	(256)	(289)
Total	4,102	3,789
Net losses and loss expenses paid in respect of losses occurring in:
Current year	809	798
Prior years	3,433	3,109
Total	4,242	3,907
Foreign currency revaluation and other	292	54
Net unpaid losses and loss expenses – end of period	49,317	47,768
Reinsurance recoverable on unpaid losses (3)	13,822	12,811
Gross unpaid losses and loss expenses – end of period	$63,139	$60,579

(1)	Net of provision for uncollectible reinsurance of $321 million and $300 million at December 31, 2017 and 2016, respectively.

(2)
Relates to prior period loss reserve development only and excludes prior period development related to reinstatement premiums, expense adjustments, and earned premiums totaling $47 million and $58 million for the three months ended March 31, 2018 and 2017, respectively.

(3)	Net of provision for uncollectible reinsurance of $320 million and $334 million at March 31, 2018 and 2017, respectively.

The increase in net unpaid losses and loss expenses from December 31, 2017 reflects the impact of catastrophic events in the quarter and foreign exchange movement, offset by favorable prior period development and catastrophe payments related to the 2017 catastrophic events.

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

Long-tail lines include lines such as workers' compensation, general liability, and professional liability; while short-tail lines include lines such as most property lines, energy, personal accident, and agriculture. During the third quarter of 2017, we determined that the loss development classification for certain businesses, previously grouped within the short-tail column in the table below, would be more appropriately grouped within the long-tail column to better align with the classification of these businesses within our loss development triangles in our Form 10-K. We also determined that the loss development for certain other businesses should be reclassified from long-tail to short-tail. We updated the 2017 North America Commercial P&C Insurance segment amounts below to conform to the current period presentation and reclassified $5 million of net favorable development into short-tail from long-tail. These changes to the previously disclosed amounts have no impact to our financial condition and results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended March 31
(in millions of U.S. dollars)	Long-tail	Short-tail	Total
2018
North America Commercial P&C Insurance	$8	$(109)	$(101)
North America Personal P&C Insurance	—	(6)	(6)
North America Agricultural Insurance	—	(76)	(76)
Overseas General Insurance	—	(22)	(22)
Global Reinsurance	—	(14)	(14)
Corporate	10	—	10
Total	$18	$(227)	$(209)
2017
North America Commercial P&C Insurance	$(94)	$(85)	$(179)
North America Personal P&C Insurance	—	(3)	(3)
North America Agricultural Insurance	—	(79)	(79)
Overseas General Insurance	32	(20)	12
Global Reinsurance	8	—	8
Corporate	10	—	10
Total	$(44)	$(187)	$(231)

North America Commercial P&C Insurance
2018
For the three months ended March 31, 2018, net favorable PPD was $101 million, which was the net result of several underlying favorable and adverse movements, and was driven by the following principal changes:

•	Net adverse development of $8 million in long-tail business, primarily from:

•
Net favorable development of $29 million in commercial excess and umbrella portfolios, driven by the 2012 and prior accident years where the cumulative emergence over time has been less than expected overall and an increase in weighting towards experience-based methods, partly offset by several large settlements; additionally there was adverse claim activity in the 2014 and 2015 accident years which led to reserve strengthening in those years;

•	Net favorable development of $3 million on several lines of business due to favorable claim development on the 2017 natural catastrophes; and

•
Net adverse development of $40 million, mainly in 2015, 2016 and some older accident years, partially offset by favorable development in other periods, particularly in the 2014 accident year. This net adverse development consisted of several underlying favorable and adverse movements by portfolio, principally including $16 million of adverse development in wholesale general liability lines.

•	Net favorable development of $109 million in short-tail business, primarily from:

•	Net favorable development of $75 million in commercial property and marine businesses due to favorable claim development on the 2017 natural catastrophes; and

•
Net favorable development of $34 million, principally including $19 million in surety business. The remainder was due to several underlying favorable and adverse movements, none of which were significant individually or in the aggregate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

2017
For the three months ended March 31, 2017, net favorable PPD was $179 million, which was the net result of several underlying favorable and adverse movements, and was driven by the following principal changes:

•	Net favorable development of $94 million in long-tail business, primarily from:

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

•	Net favorable development of $85 million in short-tail business, primarily from:

•	Net favorable development of $45 million in our surety business, primarily due to lower than expected claims severity in the 2015 accident year; and

•	Net favorable development of $24 million in accident & health (A&H) lines, primarily due to lower than expected loss emergence in the 2015 and 2016 accident years.

North America Personal P&C Insurance
2018
For the three months ended March 31, 2018, net favorable PPD was $6 million and was driven by claim development on the 2017 natural catastrophes.

2017
For the three months ended March 31, 2017, net favorable PPD was $3 million, which was the net result of several underlying favorable and adverse movements, none of which were significant individually or in the aggregate.

North America Agricultural Insurance
For the three months ended March 31, 2018 and 2017, net favorable PPD was $76 million and $79 million, respectively. Actual claim development relates to our Multiple Peril Crop Insurance (MPCI) business and is favorable due to better than expected crop yield results in certain states at the prior year-end period (i.e., 2018 results based on crop yield results at year-end 2017).

Overseas General Insurance
2018
For the three months ended March 31, 2018, net favorable PPD was $22 million, which was primarily driven by $12 million of claim development on the 2017 natural catastrophes.

2017
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

Global Reinsurance
2018
For the three months ended March 31, 2018, net favorable PPD was $14 million, which was primarily driven by $10 million of claim development on the 2017 natural catastrophes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

2017
For the three months ended March 31, 2017, net adverse PPD was $8 million, which was primarily due to adverse development of $9 million in long-tail motor and excess liability lines, driven by a change in the discount rate in the U.K. (Ogden rate) impacting the 2015 and prior accident years.

Corporate
For the three months ended March 31, 2018 and 2017, adverse development was $10 million for both periods, related to unallocated loss adjustment expenses due to run-off operating expenses paid and incurred.

5. Debt

In March 2018, Chubb INA Holdings Inc. (Chubb INA) issued €900 million ($1.1 billion based on the foreign exchange rate at the date of issuance) of 1.55 percent Euro denominated senior notes due March 2028 and €900 million ($1.1 billion based on the foreign exchange rate at the date of issuance) of 2.5 percent Euro denominated senior notes due March 2038. These senior notes are redeemable at any time at Chubb INA's option subject to a “make-whole” premium (the present value of the remaining principal and interest discounted at the applicable comparable government bond rate plus 0.15 percent for the senior notes due 2028 and 0.25 percent for the senior notes due 2038). The notes are also redeemable at par plus accrued and unpaid interest in the event of certain changes in tax law. These notes do not have the benefit of any sinking fund. These senior unsecured notes are guaranteed on a senior basis by Chubb and they rank equally with all of Chubb's other senior obligations. They also contain customary limitations on lien provisions as well as customary events of default provisions which, if breached, could result in the accelerated maturity of such senior debt.

Chubb INA's $300 million of 5.8 percent senior notes due March 2018 were paid upon maturity.

In March 2018, we reclassified $964 million of the 6.375 percent unsecured junior subordinated capital securities ($1.0 billion par value with the final maturity date of March 2067) from long-term to short-term debt in the Consolidated balance sheets given our intention to redeem these securities on April 6, 2018, prior to the maturity date. Subsequently, the $1.0 billion capital securities were redeemed on April 6, 2018.

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

The following table presents the balance sheet locations, fair values of derivative instruments in an asset or (liability) position, and notional values/payment provisions of our derivative instruments:

			March 31, 2018			December 31, 2017
	Consolidated Balance Sheet Location	Fair Value		Notional Value/ Payment Provision	Fair Value		Notional Value/ Payment Provision
(in millions of U.S. dollars)		Derivative Asset	Derivative (Liability)		Derivative Asset	Derivative (Liability)
Investment and embedded derivative instruments:
Foreign currency forward contracts	OA / (AP)	$19	$(17)	$2,125	$14	$(27)	$2,064
Cross-currency swaps	OA / (AP)	—	—	45	—	—	45
Options/Futures contracts on notes and bonds	OA / (AP)	6	(12)	1,093	4	(3)	1,007
Convertible securities (1)	FM AFS / ES	7	—	8	5	—	6
		$32	$(29)	$3,271	$23	$(30)	$3,122
Other derivative instruments:
Futures contracts on equities (2)	OA / (AP)	$71	$—	$1,625	$—	$(21)	$1,553
Other	OA / (AP)	7	(2)	326	1	(2)	75
		$78	$(2)	$1,951	$1	$(23)	$1,628
GLB (3)	(AP) / (FPB)	$—	$(529)	$1,175	$—	$(550)	$1,083

(1)	Includes fair value of embedded derivatives.

(2)	Related to GMDB and GLB blocks of business.

(3)
Includes both future policy benefits reserves and fair value derivative adjustment. Note that the payment provision related to GLB is the net amount at risk. The concept of a notional value does not apply to the GLB reinsurance contracts.

At March 31, 2018 and December 31, 2017, derivative assets of $79 million and derivative liabilities of $24 million, respectively, included in the table above were subject to a master netting agreement. The remaining derivatives included in the table above were not subject to a master netting agreement.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents the carrying value of collateral held under securities lending agreements by investment category and remaining contractual maturity of the underlying agreements:

	Remaining contractual maturity
	March 31	December 31
	2018	2017
(in millions of U.S. dollars)	Overnight and Continuous
Collateral held under securities lending agreements:
Cash	$826	$828
U.S. Treasury and agency	40	36
Foreign	869	712
Corporate securities	8	—
Mortgage-backed securities	59	74
Equity securities	237	87
	$2,039	$1,737
Gross amount of recognized liability for securities lending payable	$2,039	$1,737

At March 31, 2018 and December 31, 2017, our repurchase agreement obligations of $1,412 million and $1,408 million, respectively, were fully collateralized. In contrast to securities lending programs, the use of cash received is not restricted for the repurchase obligations. The fair value of the underlying securities sold remains in Fixed maturities available for sale and the repurchase agreement obligation is recorded in Repurchase agreements in the Consolidated balance sheets.

The following table presents the carrying value of collateral pledged under repurchase agreements by investment category and remaining contractual maturity of the underlying agreements:

	Remaining contractual maturity
	March 31, 2018			December 31, 2017
	30-90 Days	Greater than 90 Days	Total	Up to 30 Days	Greater than 90 Days	Total
(in millions of U.S. dollars)
Collateral pledged under repurchase agreements:
U.S. Treasury and agency	$—	$243	$243	$9	$230	$239
Mortgage-backed securities	486	731	1,217	369	826	1,195
	$486	$974	$1,460	$378	$1,056	$1,434
Gross amount of recognized liabilities for repurchase agreements			$1,412			$1,408
Difference (1)			$48			$26

(1)	Per the repurchase agreements, the amount of collateral posted is required to exceed the amount of gross liability.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents net realized gains (losses) related to derivative instrument activity in the Consolidated statements of operations:

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2018	2017
Investment and embedded derivative instruments:
Foreign currency forward contracts	$4	$14
All other futures contracts and options	13	(8)
Total investment and embedded derivative instruments	$17	$6
GLB and other derivative instruments:
GLB (1)	$38	$93
Futures contracts on equities (2)	22	(74)
Other	2	2
Total GLB and other derivative instruments	$62	$21
	$79	$27

(1)	Excludes foreign exchange gains (losses) related to GLB.

(2)	Related to GMDB and GLB blocks of business.

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

d) Fixed maturities
At March 31, 2018, we have commitments to purchase fixed income securities of $1,139 million over the next several years.

e) Other investments
At March 31, 2018, included in Other investments in the Consolidated balance sheets are investments in limited partnerships and partially-owned investment companies with a carrying value of $3.6 billion. In connection with these investments, we have commitments that may require funding of up to $3.8 billion over the next several years.

f) Taxation
At March 31, 2018, $14 million of unrecognized tax benefits remain outstanding. It is reasonably possible that over the next twelve months, the amount of unrecognized tax benefits may change resulting from the re-evaluation of unrecognized tax benefits arising from examinations of taxing authorities and the closing of tax statute limitations. With few exceptions, Chubb is no longer subject to state and local or non-U.S. income tax examinations for years before 2010.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

7. Shareholders’ equity

All of Chubb’s Common Shares are authorized under Swiss corporate law. Though the par value of Common Shares is stated in Swiss francs, Chubb continues to use U.S. dollars as its reporting currency for preparing consolidated financial statements. Under Swiss corporate law, dividends, including distributions through a reduction in par value (par value reduction) or from legal reserves, must be stated in Swiss francs though dividend payments are made by Chubb in U.S. dollars. At March 31, 2018, our Common Shares had a par value of CHF 24.15 per share.

At our May 2017 and 2016 annual general meetings, our shareholders approved an annual dividend for the following year of up to $2.84 per share and $2.76 per share, respectively, which was paid in four quarterly installments of $0.71 per share and$0.69 per share, respectively, at dates determined by the Board of Directors (Board) after the annual general meetings by way of a distribution from capital contribution reserves, transferred to free reserves for payment.

Dividend distributions per Common Share for the three months ended March 31, 2018 and 2017 were $0.71 (CHF 0.66) and $0.69 (CHF 0.69), per Common Share, respectively.

Common Shares in treasury are used principally for issuance upon the exercise of employee stock options, grants of restricted stock, and purchases under the Employee Stock Purchase Plan (ESPP). At March 31, 2018, 13,952,378 Common Shares remain in treasury after net shares redeemed under employee share-based compensation plans.

Chubb Limited securities repurchase authorization
In November 2016, the Board authorized a share repurchase program of $1.0 billion of Chubb's Common Shares through December 31, 2017. In December 2017, the Board authorized a share repurchase program of $1.0 billion of Chubb's Common Shares from January 1, 2018 through December 31, 2018.

The following table presents repurchases of Chubb's Common Shares conducted in a series of open market transactions under the Board authorizations:

	Three Months Ended March 31
(in millions of U.S. dollars, except share data)	2018	2017
Number of shares repurchased	—	1,036,064
Cost of shares repurchased	$—	$140
Repurchase authorization remaining at end of period	$1,000	$860

8. Share-based compensation

The Chubb Limited 2016 Long-Term Incentive Plan (the 2016 LTIP) permits grants of both incentive and non-qualified stock options principally at an option price per share equal to the grant date fair value of Chubb's Common Shares. Stock options are generally granted with a 3-year vesting period and a 10-year term. Stock options typically vest in equal annual installments over the vesting period, which is also the requisite service period. On February 22, 2018, Chubb granted 1,841,329 stock options with a weighted-average grant date fair value of $29.71 each. The fair value of the options issued is estimated on the grant date using the Black-Scholes option pricing model.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The 2016 LTIP also permits grants of service-based restricted stock and restricted stock units as well as performance-based restricted stock awards. Chubb generally grants service-based restricted stock and restricted stock units with a 4-year vesting period, based on a graded vesting schedule. Beginning in 2017, the performance-based stock awards granted comprise target awards which have 3-year cliff vesting provisions based on tangible book value (shareholders' equity less goodwill and intangible assets, net of tax) per share growth and P&C combined ratio compared to a defined group of peer companies. Premium performance-based stock awards are earned only if tangible book value per share growth and the P&C combined ratio over the cumulative 3-year period after the grant of the associated target awards exceed a higher threshold compared to our peer group, with an additional vesting provision based on total shareholder return compared to our peer group. The restricted stock is granted at market close price on the grant date. On February 22, 2018, Chubb granted 973,624 service-based restricted stock awards, 301,024 service-based restricted stock units, and 180,065 performance-based stock awards to employees and officers with a grant date fair value of $143.07 each. Each restricted stock unit represents our obligation to deliver to the holder one Common Share upon vesting.

9. Postretirement benefits

The components of net pension and other postretirement benefit costs (benefits) reflected in Net income in the Consolidated statements of operations were as follows:

	Pension Benefits				Other Postretirement Benefits
	2018		2017		2018	2017
Three Months Ended March 31	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
(in millions of U.S. dollars)
Service cost	$14	$3	$16	$4	$—	$—
Interest cost	26	7	26	7	1	1
Expected return on plan assets	(53)	(13)	(47)	(10)	(1)	(1)
Amortization of prior service cost	—	—	—	—	(21)	(23)
Net periodic (benefit) cost	$(13)	$(3)	$(5)	$1	$(21)	$(23)

10. Segment information

Chubb operates through six business segments: North America Commercial P&C Insurance, North America Personal P&C Insurance, North America Agricultural Insurance, Overseas General Insurance, Global Reinsurance, and Life Insurance.

Corporate results primarily include income and expenses not attributable to reportable segments and loss and loss expenses of asbestos and environmental (A&E) liabilities.

For segment reporting purposes, certain items are presented in a different manner below than in the consolidated financial statements. Management uses underwriting income (loss) as the main measures of segment performance. Chubb calculates underwriting income (loss) by subtracting Losses and loss expenses, Policy benefits, Policy acquisition costs, and Administrative expenses from Net premiums earned. To calculate Segment income, include Net investment income, Other (income) expense, and Amortization of purchased intangibles. For the North America Agricultural Insurance segment, management includes gains and losses on crop derivatives as a component of underwriting income (loss). For example, for the three months ended March 31, 2018, underwriting income in our North America Agricultural Insurance segment was $102 million. This amount includes $2 million of realized gains related to crop derivatives which are reported in Net realized gains (losses) in the Corporate column below.

For the Life Insurance segment, management includes Net investment income and (Gains) losses from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP as components of Life Insurance underwriting income. For example, for the three months ended March 31, 2018, Life Insurance underwriting income of $67 million includes Net investment income of $83 million and gains from fair value changes in separate account assets of $6 million. The gains from fair value changes in separate account assets are reported in Other (income) expense in the table below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following tables present the Statement of Operations by segment:

	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Chubb Consolidated
For the Three Months Ended
March 31, 2018
(in millions of U.S. dollars)
Net premiums written	$2,812	$1,048	$108	$2,384	$193	$559	$—	$7,104
Net premiums earned	3,029	1,140	43	2,107	168	540	—	7,027
Losses and loss expenses	1,908	886	(53)	1,078	67	205	11	4,102
Policy benefits	—	—	—	—	—	151	—	151
Policy acquisition costs	472	237	(1)	588	40	128	—	1,464
Administrative expenses	231	65	(3)	239	10	78	72	692
Underwriting income (loss)	418	(48)	100	202	51	(22)	(83)	618
Net investment income (loss)	503	59	7	151	64	83	(61)	806
Other (income) expense	(6)	—	—	7	(7)	(4)	(37)	(47)
Amortization expense of purchased intangibles	—	3	7	10	—	1	64	85
Segment income (loss)	$927	$8	$100	$336	$122	$64	$(171)	$1,386
Net realized gains (losses) including OTTI							(2)	(2)
Interest expense							157	157
Chubb integration expenses							10	10
Income tax expense							135	135
Net income (loss)							$(475)	$1,082

	North America Commercial P&C Insurance (1)	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance (1)	Global Reinsurance	Life Insurance	Corporate	Chubb Consolidated
For the Three Months Ended
March 31, 2017
(in millions of U.S. dollars)
Net premiums written	$2,730	$984	$61	$2,212	$199	$524	$—	$6,710
Net premiums earned	3,041	1,086	14	1,936	189	506	—	6,772
Losses and loss expenses	1,860	633	(73)	1,071	94	193	11	3,789
Policy benefits	—	—	—	—	—	168	—	168
Policy acquisition costs	487	217	(1)	529	51	114	—	1,397
Administrative expenses	231	65	(5)	245	10	72	58	676
Underwriting income (loss)	463	171	93	91	34	(41)	(69)	742
Net investment income (loss)	478	55	6	148	62	75	(79)	745
Other (income) expense	4	1	—	(1)	—	(29)	(45)	(70)
Amortization expense of purchased intangibles	—	3	7	11	—	1	42	64
Segment income (loss)	$937	$222	$92	$229	$96	$62	$(145)	$1,493
Net realized gains (losses) including OTTI							(7)	(7)
Interest expense							154	154
Chubb integration expenses							111	111
Income tax expense							128	128
Net income (loss)							$(545)	$1,093
(1) The 2017 net premiums written amount was revised to reflect the transfer of certain multinational accounts ($12 million) from the North America Commercial P&C Insurance segment to the Overseas General Insurance segment to better align the reporting with the management of these businesses in 2018. There is no impact on a consolidated basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Underwriting assets are reviewed in total by management for purposes of decision-making. Other than Unpaid losses and loss expenses, Reinsurance recoverables, Goodwill and Other intangible assets, Chubb does not allocate assets to its segments.

11. Earnings per share

	Three Months Ended
	March 31
(in millions of U.S. dollars, except share and per share data)	2018	2017
Numerator:
Net income	$1,082	$1,093
Denominator:
Denominator for basic earnings per share:
Weighted-average shares outstanding	465,703,240	468,903,086
Denominator for diluted earnings per share:
Share-based compensation plans	3,770,351	3,828,604
Weighted-average shares outstanding and assumed conversions	469,473,591	472,731,690
Basic earnings per share	$2.32	$2.33
Diluted earnings per share	$2.30	$2.31
Potential anti-dilutive share conversions	2,116,188	969,654

Excluded from weighted-average shares outstanding and assumed conversions is the impact of securities that would have been anti-dilutive during the respective periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

12. Information provided in connection with outstanding debt of subsidiaries

The following tables present condensed consolidating financial information at March 31, 2018 and December 31, 2017, and for the three months ended March 31, 2018 and 2017 for Chubb Limited (Parent Guarantor) and Chubb INA Holdings Inc. (Subsidiary Issuer). The Subsidiary Issuer is an indirect 100 percent-owned subsidiary of the Parent Guarantor. The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer. Condensed consolidating financial information of the Parent Guarantor and Subsidiary Issuer are presented on the equity method of accounting. The revenues and expenses and cash flows of the subsidiaries of the Subsidiary Issuer are presented in the Other Chubb Limited Subsidiaries column on a combined basis.

Condensed Consolidating Balance Sheet at March 31, 2018

(in millions of U.S. dollars)	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
Assets
Investments	$—	$186	$101,919	$—	$102,105
Cash (1)	1	864	1,523	(400)	1,988
Restricted cash	—	—	125	—	125
Insurance and reinsurance balances receivable	—	—	10,308	(738)	9,570
Reinsurance recoverable on losses and loss expenses	—	—	26,093	(11,111)	14,982
Reinsurance recoverable on policy benefits	—	—	1,181	(1,000)	181
Value of business acquired	—	—	321	—	321
Goodwill and other intangible assets	—	—	22,123	—	22,123
Investments in subsidiaries	43,032	51,930	—	(94,962)	—
Due from subsidiaries and affiliates, net	8,980	—	251	(9,231)	—
Other assets	4	386	18,459	(1,463)	17,386
Total assets	$52,017	$53,366	$182,303	$(118,905)	$168,781
Liabilities
Unpaid losses and loss expenses	$—	$—	$74,299	$(11,160)	$63,139
Unearned premiums	—	—	16,563	(1,068)	15,495
Future policy benefits	—	—	6,412	(1,000)	5,412
Due to subsidiaries and affiliates, net	—	9,231	—	(9,231)	—
Affiliated notional cash pooling programs (1)	400	—	—	(400)	—
Repurchase agreements	—	—	1,412	—	1,412
Short-term debt	—	1,669	—	—	1,669
Long-term debt	—	12,775	11	—	12,786
Trust preferred securities	—	308	—	—	308
Other liabilities	330	1,537	16,490	(1,084)	17,273
Total liabilities	730	25,520	115,187	(23,943)	117,494
Total shareholders’ equity	51,287	27,846	67,116	(94,962)	51,287
Total liabilities and shareholders’ equity	$52,017	$53,366	$182,303	$(118,905)	$168,781

(1)
Chubb maintains two notional multicurrency cash pools (Pools) with a third-party bank. Various Chubb entities participate in one or the other of the Pools, pursuant to which credit and debit balances in individual Chubb accounts are translated daily into a single currency and pooled on a notional basis. Individual Chubb entities are permitted to overdraw on their individual accounts provided the overall Pool balances do not fall below zero. At March 31, 2018, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Condensed Consolidating Balance Sheet at December 31, 2017

(in millions of U.S. dollars)	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
Assets
Investments	$—	$168	$102,276	$—	$102,444
Cash (1)	3	1	839	(115)	728
Restricted cash	—	—	123	—	123
Insurance and reinsurance balances receivable	—	—	10,820	(1,486)	9,334
Reinsurance recoverable on losses and loss expenses	—	—	27,514	(12,480)	15,034
Reinsurance recoverable on policy benefits	—	—	1,194	(1,010)	184
Value of business acquired	—	—	326	—	326
Goodwill and other intangible assets	—	—	22,054	—	22,054
Investments in subsidiaries	41,909	51,165	—	(93,074)	—
Due from subsidiaries and affiliates, net	9,639	—	—	(9,639)	—
Other assets	3	287	20,578	(4,073)	16,795
Total assets	$51,554	$51,621	$185,724	$(121,877)	$167,022
Liabilities
Unpaid losses and loss expenses	$—	$—	$74,767	$(11,588)	$63,179
Unearned premiums	—	—	18,875	(3,659)	15,216
Future policy benefits	—	—	6,331	(1,010)	5,321
Due to subsidiaries and affiliates, net	—	9,432	207	(9,639)	—
Affiliated notional cash pooling programs (1)	—	115	—	(115)	—
Repurchase agreements	—	—	1,408	—	1,408
Short-term debt	—	1,013	—	—	1,013
Long-term debt	—	11,546	10	—	11,556
Trust preferred securities	—	308	—	—	308
Other liabilities	382	1,411	18,848	(2,792)	17,849
Total liabilities	382	23,825	120,446	(28,803)	115,850
Total shareholders’ equity	51,172	27,796	65,278	(93,074)	51,172
Total liabilities and shareholders’ equity	$51,554	$51,621	$185,724	$(121,877)	$167,022

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Condensed Consolidating Statements of Operations and Comprehensive Income

For the Three Months Ended March 31, 2018	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$—	$7,104	$—	$7,104
Net premiums earned	—	—	7,027	—	7,027
Net investment income	2	4	800	—	806
Equity in earnings of subsidiaries	1,022	885	—	(1,907)	—
Net realized gains (losses) including OTTI	(2)	(24)	24	—	(2)
Losses and loss expenses	—	—	4,102	—	4,102
Policy benefits	—	—	151	—	151
Policy acquisition costs and administrative expenses	18	22	2,116	—	2,156
Interest (income) expense	(80)	209	28	—	157
Other (income) expense	(5)	8	(50)	—	(47)
Amortization of purchased intangibles	—	—	85	—	85
Chubb integration expenses	2	1	7	—	10
Income tax expense (benefit)	5	(59)	189	—	135
Net income	$1,082	$684	$1,223	$(1,907)	$1,082
Comprehensive income	$453	$216	$614	$(830)	$453

Condensed Consolidating Statements of Operations and Comprehensive Income

For the Three Months Ended March 31, 2017	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$—	$6,710	$—	$6,710
Net premiums earned	—	—	6,772	—	6,772
Net investment income	—	3	742	—	745
Equity in earnings of subsidiaries	1,027	701	—	(1,728)	—
Net realized gains (losses) including OTTI	—	(13)	6	—	(7)
Losses and loss expenses	—	—	3,789	—	3,789
Policy benefits	—	—	168	—	168
Policy acquisition costs and administrative expenses	18	14	2,041	—	2,073
Interest (income) expense	(84)	221	17	—	154
Other (income) expense	(6)	15	(79)	—	(70)
Amortization of purchased intangibles	—	—	64	—	64
Chubb integration expenses	—	49	62	—	111
Income tax expense (benefit)	6	(112)	234	—	128
Net income	$1,093	$504	$1,224	$(1,728)	$1,093
Comprehensive income	$1,407	$791	$1,538	$(2,329)	$1,407

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2018	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
(in millions of U.S. dollars)
Net cash flows from operating activities	$24	$2,727	$800	$(3,000)	$551
Cash flows from investing activities
Purchases of fixed maturities available for sale	—	(8)	(5,964)	—	(5,972)
Purchases of fixed maturities held to maturity	—	—	(162)	—	(162)
Purchases of equity securities	—	—	(55)	—	(55)
Sales of fixed maturities available for sale	—	—	2,562	—	2,562
Sales of equity securities	—	—	40	—	40
Maturities and redemptions of fixed maturities available for sale	—	3	1,862	—	1,865
Maturities and redemptions of fixed maturities held to maturity	—	—	255	—	255
Net change in short-term investments	—	(14)	745	—	731
Net derivative instruments settlements	—	(7)	46	—	39
Private equity contributions	—	—	(353)	—	(353)
Private equity distributions	—	—	201	—	201
Capital contribution	(750)	(3,500)	—	4,250	—
Other	—	(3)	(29)	—	(32)
Net cash flows used for investing activities	(750)	(3,529)	(852)	4,250	(881)
Cash flows from financing activities
Dividends paid on Common Shares	(330)	—	—	—	(330)
Common Shares repurchased	—	—	(29)	—	(29)
Proceeds from issuance of long-term debt	—	2,175	—	—	2,175
Repayment of long-term debt	—	(300)	—	—	(300)
Proceeds from issuance of repurchase agreements	—	—	408	—	408
Repayment of repurchase agreements	—	—	(404)	—	(404)
Proceeds from share-based compensation plans	—	—	34	—	34
Dividend to parent company	—	—	(3,000)	3,000	—
Advances (to) from affiliates	656	(95)	(561)	—	—
Capital contribution	—	—	4,250	(4,250)	—
Net proceeds from (payments to) affiliated notional cash pooling programs(1)	400	(115)	—	(285)	—
Policyholder contract deposits	—	—	118	—	118
Policyholder contract withdrawals	—	—	(105)	—	(105)
Net cash flows from financing activities	726	1,665	711	(1,535)	1,567
Effect of foreign currency rate changes on cash and restricted cash	(2)	—	27	—	25
Net increase (decrease) in cash and restricted cash	(2)	863	686	(285)	1,262
Cash and restricted cash – beginning of period(1)	3	1	962	(115)	851
Cash and restricted cash – end of period(1)	$1	$864	$1,648	$(400)	$2,113

(1)
Chubb maintains two notional multicurrency cash pools (Pools) with a third-party bank. Various Chubb entities participate in one or the other of the Pools, pursuant to which credit and debit balances in individual Chubb accounts are translated daily into a single currency and pooled on a notional basis. Individual Chubb entities are permitted to overdraw on their individual accounts provided the overall Pool balances do not fall below zero. At March 31, 2018 and December 31, 2017, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2017	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
(in millions of U.S. dollars)
Net cash flows from (used for) operating activities	$584	$(156)	$1,081	$(496)	$1,013
Cash flows from investing activities
Purchases of fixed maturities available for sale	—	(4)	(6,246)	—	(6,250)
Purchases of fixed maturities held to maturity	—	—	(157)	—	(157)
Purchases of equity securities	—	—	(37)	—	(37)
Sales of fixed maturities available for sale	—	—	3,395	—	3,395
Sales of equity securities	—	—	46	—	46
Maturities and redemptions of fixed maturities available for sale	—	7	2,536	—	2,543
Maturities and redemptions of fixed maturities held to maturity	—	—	240	—	240
Net change in short-term investments	—	173	59	—	232
Net derivative instruments settlements	—	(2)	(87)	—	(89)
Private equity contributions	—	—	(198)	—	(198)
Private equity distributions	—	—	315	—	315
Other	—	—	(106)	—	(106)
Net cash flows from (used for) investing activities	—	174	(240)	—	(66)
Cash flows from financing activities
Dividends paid on Common Shares	(324)	—	—	—	(324)
Common Shares repurchased	—	—	(128)	—	(128)
Proceeds from issuance of repurchase agreements	—	—	753	—	753
Repayment of long-term debt	—	(500)	—	—	(500)
Repayment of repurchase agreements	—	—	(752)	—	(752)
Proceeds from share-based compensation plans	—	—	42	—	42
Dividend to parent company	—	—	(496)	496	—
Advances (to) from affiliates	108	(171)	63	—	—
Net proceeds from (payments to) affiliated notional cash pooling programs(1)	(363)	653	—	(290)	—
Policyholder contract deposits	—	—	109	—	109
Policyholder contract withdrawals	—	—	(58)	—	(58)
Net cash flows used for financing activities	(579)	(18)	(467)	206	(858)
Effect of foreign currency rate changes on cash and restricted cash	—	—	(17)	—	(17)
Net increase in cash and restricted cash	5	—	357	(290)	72
Cash and restricted cash – beginning of period(1)	1	1	2,068	(982)	1,088
Cash and restricted cash – end of period(1)	$6	$1	$2,425	$(1,272)	$1,160

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations, financial condition, and liquidity and capital resources as of and for the three months ended March 31, 2018.

All comparisons in this discussion are to the corresponding prior year period unless otherwise indicated.

Our results of operations and cash flows for any interim period are not necessarily indicative of our results for the full year. This discussion should be read in conjunction with our consolidated financial statements and related notes and our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017 (2017 Form 10-K).

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

•	the ability of our company to increase use of data analytics and technology as part of our business strategy and adapt to new technologies; and

•	management’s response to these factors and actual events (including, but not limited to, those described above).
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

Overview
Chubb Limited is the Swiss-incorporated holding company of the Chubb Group of Companies. Chubb Limited, which is headquartered in Zurich, Switzerland, and its direct and indirect subsidiaries (collectively, the Chubb Group of Companies, Chubb, we, us, or our) are a global insurance and reinsurance organization, serving the needs of a diverse group of clients worldwide. At March 31, 2018, we had total assets of $169 billion and shareholders’ equity of $51 billion. Chubb was incorporated in 1985 at which time it opened its first business office in Bermuda and continues to maintain operations in Bermuda. We operate through six business segments: North America Commercial P&C Insurance, North America Personal P&C Insurance, North America Agricultural Insurance, Overseas General Insurance, Global Reinsurance, and Life Insurance. For more information on our segments refer to “Segment Information” under Item 1 in our 2017 Form 10-K.

Financial Highlights for the Three Months Ended March 31, 2018

•	Net income was $1,082 million compared with $1,093 million in the prior year period.

•	Total company and P&C net premiums written were $7.1 billion and $6.5 billion, respectively, up 5.9 percent and 5.8 percent.

•
Total pre-tax and after-tax catastrophe losses were $380 million (5.8 percentage points of the combined ratio) and $303 million, respectively, compared with $206 million (3.3 percentage points of the combined ratio) and $164 million, respectively, last year.

•	P&C combined ratio was 90.1 percent compared with 87.5 percent prior year. P&C current accident year combined ratio excluding catastrophe losses was 87.6 percent compared with 88.0 percent prior year.

•
Total pre-tax and after-tax favorable prior period development were $209 million (3.3 percentage points of the combined ratio) and $166 million, respectively, compared with $231 million (3.8 percentage points of the combined ratio) and $155 million, respectively, last year.

•
Net investment income was $806 million compared with $745 million in the prior year period. Excluding the amortization of the fair value adjustment on acquired invested assets of The Chubb Corporation (Chubb Corp), net investment income was $877 million, compared with $836 million, up 4.9 percent.

Consolidated Operating Results – Three Months Ended March 31, 2018 and 2017

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2018	2017	Q-18 vs. Q-17
Net premiums written (1)	$7,104	$6,710	5.9%
Net premiums earned (1)	7,027	6,772	3.8%
Net investment income	806	745	8.2%
Net realized gains (losses)	(2)	(7)	(71.4)%
Total revenues	7,831	7,510	4.3%
Losses and loss expenses	4,102	3,789	8.3%
Policy benefits	151	168	(10.1)%
Policy acquisition costs	1,464	1,397	4.8%
Administrative expenses	692	676	2.4%
Interest expense	157	154	1.9%
Other (income) expense	(47)	(70)	(32.9)%
Amortization of purchased intangibles	85	64	32.8%
Chubb integration expenses	10	111	(91.0)%
Total expenses	6,614	6,289	5.2%
Income before income tax	1,217	1,221	(0.3)%
Income tax expense	135	128	5.5%
Net income	$1,082	$1,093	(1.1)%
(1) On a constant-dollar basis for the three months ended March 31, 2018, net premiums written increased $239 million, or 3.5 percent, and net premiums earned increased $129 million, or 1.9 percent. Amounts are calculated by translating prior period results using the same local currency exchange rates as the comparable current period.

Line of Business
The following table presents a breakdown of consolidated net premiums written by line of business for the period indicated:

				Three Months Ended
				March 31
(in millions of U.S. dollars, except for percentages)	2018	2017	% Change Q-18 vs. Q-17	C$ (1) 2017	C$ (1) % Change Q-18 vs. Q-17
Commercial multiple peril (2)	$201	$201	—	$201	—
Commercial casualty	1,145	1,049	9.2%	1,071	6.9%
Workers' compensation	624	588	6.1%	588	6.1%
Professional liability	773	763	1.3%	807	(4.2)%
Surety	161	150	7.3%	153	5.2%
Property and other short-tail lines	1,040	1,044	(0.4)%	1,053	(1.2)%
Total Commercial P&C	3,944	3,795	3.9%	3,873	1.8%

Agriculture	108	61	76.2%	61	76.2%

Personal automobile - North America	184	165	11.5%	166	10.8%
Personal automobile - International	214	186	15.1%	198	8.1%
Personal homeowners	738	697	5.9%	699	5.6%
Personal other	387	362	6.9%	378	2.4%
Total Personal lines	1,523	1,410	8.0%	1,441	5.7%
Total Property and Casualty lines	5,575	5,266	5.9%	5,375	3.7%

Global A&H lines (3)	1,072	994	7.8%	1,029	4.2%
Reinsurance lines	193	199	(3.0)%	203	(4.8)%
Life	264	251	5.2%	258	2.3%
Total consolidated	$7,104	$6,710	5.9%	$6,865	3.5%

(1)	On a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency exchange rates as the comparable current period.

(2)	Commercial multiple peril represents retail package business (property and general liability)

(3)
For purposes of this schedule only, A&H results from our Combined North America and International businesses, normally included in the Life Insurance and Overseas General Insurance segments, respectively, as well as the A&H results of our North America Commercial P&C segment, are included in Global A&H lines above.

Net Premiums Written
Net premiums written reflect the premiums we retain after purchasing reinsurance protection. Consolidated net premiums written increased $394 million for the three months ended March 31, 2018 reflecting growth across most segments.

•
Net premiums written in our North America Commercial P&C Insurance segment increased $82 million for the three months ended March 31, 2018 primarily due to growth in our retail casualty and risk management businesses reflecting strong new business increases in both our large corporate and middle market accounts, and growth in our retail workers' compensation business due to stronger retention. In addition, our commercial segment experienced positive rate increases across a number of lines in both our Major account and middle market businesses. These increases were partially offset by planned portfolio management in certain of our retail and wholesale brokerage financial lines, and in our program business.

•
Net premiums written in our North America Personal P&C Insurance segment increased $64 million for the three months ended March 31, 2018, primarily due to growth in homeowners and complementary products such as automobiles and valuables ($26 million) and the non-renewal of a quota share reinsurance treaty in the second quarter of 2017 covering the acquired Fireman's Fund homeowners and automobile businesses ($38 million).

•
Net premiums written in our North America Agricultural Insurance segment increased $47 million for the three months ended March 31, 2018, primarily due to an increase in MPCI premium which was driven by new business and the year-over-year impact of the premium sharing formulas under the U.S. government. Under the MPCI profit and loss calculation, we cede more premiums to the government during profitable years. In the prior year, the program was more profitable which resulted in higher cessions compared to the first quarter of 2018.

•
Net premiums written in our Overseas General Insurance segment increased $172 million, or $33 million on a constant-dollar basis, for the three months ended March 31, 2018, driven by growth in personal lines and accident and health (A&H) lines in Asia and Latin America. In addition, P&C lines growth was primarily in small commercial property and general casualty lines reflecting new business principally in Asia, and in middle market driven by new business and rate increases. This growth was partially offset by declines in large account business.

•
Net premiums written in our Global Reinsurance segment decreased $6 million for the three months ended March 31, 2018, as the prior year included a $7 million favorable non-recurring reinstatement premium adjustment related to prior period loss development. Net premiums written increased $1 million excluding the non-recurring adjustment.

•
Net premiums written in our Life Insurance segment increased $35 million for the three months ended March 31, 2018, primarily due to growth in our Asian international life operations and Combined Insurance supplemental A&H program business. This growth was offset somewhat by our life reinsurance business, which continues to decline as no new life reinsurance business is currently being written.

Net Premiums Earned
Net premiums earned for short-duration contracts, typically P&C contracts, generally reflect the portion of net premiums written that were recorded as revenues for the period as the exposure periods expire. Net premiums earned for long-duration contracts, typically traditional life contracts, generally are recognized as earned when due from policyholders. Net premiums earned increased $255 million, or $129 million on a constant-dollar basis, for the three months ended March 31, 2018 due to the same factors driving the increase in net premiums written as described above.

P&C Combined Ratio
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

The following table presents the components of the P&C combined ratio:

	Three Months Ended
	March 31
	2018	2017
Loss and loss expense ratio	60.0%	57.4%
Policy acquisition cost ratio	20.6%	20.5%
Administrative expense ratio	9.5%	9.6%
P&C Combined Ratio	90.1%	87.5%

The loss and loss expense ratio increased 2.6 percentage points for the three months ended March 31, 2018, due to higher catastrophe losses and lower favorable prior period development. Refer to the current accident year loss and loss expense ratio discussion below for more information.

Policy acquisition costs consist of commissions, premium taxes, and certain underwriting costs directly related to the successful acquisition of a new or renewal insurance contract. Our policy acquisition cost ratio remained relatively flat for the three months ended March 31, 2018.

Our administrative expense ratio remained relatively flat for the three months ended March 31, 2018.

The following table presents pre-tax catastrophe losses and pre-tax prior period development, net of related reinstatement premiums:

	Three Months Ended
	March 31
(in millions of U.S dollars)	2018	2017
Catastrophe losses, pre-tax	$380	$206
Favorable prior period development net of related reinstatement premiums, pre-tax	$209	$231

We generally define catastrophe loss events consistent with the definition of the Property Claims Service (PCS) for events in the U.S. and Canada. PCS defines a catastrophe as an event that causes damage of $25 million or more in insured property losses and affects a significant number of insureds. For events outside of the U.S. and Canada, we generally use a similar definition.

	Catastrophe Loss Charge by Event
	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Total Consolidated
Three Months Ended
March 31, 2018
(in millions of U.S. dollars)
Gross losses
Northeast winter storms	$57	$171	$1	$—	$2	$231
California mudslides	4	177	—	1	—	182
Other	24	31	—	21	—	76
Total	$85	$379	$1	$22	$2	$489
Net losses
Northeast winter storms	$53	$139	$1	$—	$2	$195
California mudslides	4	120	—	1	—	125
Other	21	25	—	14	—	60
Total	$78	$284	$1	$15	$2	$380
Reinstatement premiums	—	—	—	—	—	—
Total before income tax	$78	$284	$1	$15	$2	$380
Income tax benefit						$77
Total after income tax						$303

Prior period development (PPD) arises from changes to loss estimates recognized in the current year that relate to loss events that occurred in previous calendar years and excludes the effect of losses from the development of earned premium from previous accident years. Favorable prior period development was $209 million for the three months ended March 31, 2018 compared to $231 million in the prior year. The favorable prior period development for the three months ended March 31, 2018, included $106 million related to the 2017 catastrophic events. Refer to the Prior Period Development section in Note 4 to the Consolidated Financial Statements for additional information.

Current Accident Year (CAY) Loss Ratio excluding CATs and CAY P&C Combined Ratio excluding CATs
For these measures, the numerator includes losses and loss expenses adjusted to exclude CATs and PPD. In addition, the denominator includes net premiums earned adjusted to exclude the amount of reinstatement premiums (expensed) collected. Reinstatement premiums are additional fully earned, prorated premiums payable to reinsurers to restore coverage that has been reduced by reinsurance loss payments.

The following table presents the CAY loss and loss expense ratio, excluding CATs and related reinstatement premiums (CAY loss ratio excluding CATs):

	Three Months Ended
	March 31
	2018	2017
Loss and loss expense ratio	60.0%	57.4%
Catastrophe losses and related reinstatement premiums	(5.8)%	(3.3)%
Prior period development net of related reinstatement premiums	3.5%	4.0%
CAY loss ratio excluding catastrophe losses	57.7%	58.1%

The CAY loss ratio excluding CATs decreased 0.4 percentage points for the three months ended March 31, 2018, primarily due to the following:

•	A change in the mix of business in our Overseas General Insurance segment towards countries that have a lower loss ratio and a higher acquisition cost ratio (0.2 percentage points);

•	Integration-related claims handling expense savings realized (0.2 percentage points);

•	Partially offset by non-catastrophe weather related (i.e., wind and water) and fire related large losses in our North America Personal P&C Insurance segment (0.2 percentage points).

The following table presents the CAY P&C combined ratio excluding CATs:

	Three Months Ended
	March 31
	2018	2017
CAY Loss and loss expense ratio ex CATs	57.7%	58.1%
CAY Policy acquisition cost ratio ex CATs	20.5%	20.3%
CAY Administrative expense ratio ex CATs	9.4%	9.6%
CAY P&C combined ratio ex CATs	87.6%	88.0%

P&C Combined Ratio with a Normal Level of CATs and CAY P&C Combined Ratio with a Normal Level of CATs
These measures include the level of CATs that we expected. Refer to the Non-GAAP Reconciliation section for the definition and determination of “normal level of CATs.” We believe that these measures are meaningful and provide a better indication of our underwriting performance as the portion of CATs intended to be covered by the premiums over time is retained in the calculation. These measures more appropriately align the numerator with a normal level of CATs to the denominator which includes the net earned premium on policies with exposures to that business.

The CAY P&C combined ratio with a normal level of CATs measure is further adjusted to exclude the impact of prior period development. We believe it is useful to exclude PPD as these unexpected loss developments on historical reserves are not indicative of our underlying performance when looking at the current accident year results.

	Three Months Ended
	March 31
	2018	2017
P&C Combined Ratio	90.1%	87.5%
Less: CATs above normal level	2.7%	0.1%
P&C combined ratio with a normal level of CATs	87.4%	87.4%
Less: Prior period development net of related reinstatement premiums	(3.3)%	(3.8)%
CAY P&C Combined ratio with a normal level of CATs	90.7%	91.2%

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

For the three months ended March 31, 2018 and 2017, Policy benefits were $151 million and $168 million, respectively, which included separate account liability losses of $6 million and $30 million, respectively. Excluding the separate account losses, Policy Benefits were $145 million and $138 million for the three months ended March 31, 2018 and 2017, respectively.

Refer to the respective sections for a discussion of Net investment income, Interest expense, Other (income) expense, Net realized gains and losses, Amortization of purchased intangibles, and Income tax expense.

Segment Operating Results – Three Months Ended March 31, 2018 and 2017

We operate through six business segments: North America Commercial P&C Insurance, North America Personal P&C Insurance, North America Agricultural Insurance, Overseas General Insurance, Global Reinsurance, and Life Insurance. For more information on our segments refer to “Segment Information” under Item 1 in our 2017 Form 10-K.

Corporate results primarily include income and expenses not attributable to reportable segments and loss and loss expenses of asbestos and environmental (A&E) liabilities and certain other run-off exposures.

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

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2018	2017	Q-18 vs. Q-17
Net premiums written (1)	$2,812	$2,730	3.0%
Net premiums earned	3,029	3,041	(0.4)%
Losses and loss expenses	1,908	1,860	2.6%
Policy acquisition costs	472	487	(3.1)%
Administrative expenses	231	231	—
Underwriting income	418	463	(9.7)%
Net investment income	503	478	5.2%
Other (income) expense	(6)	4	NM
Segment income	$927	$937	(1.1)%
Loss and loss expense ratio	63.0%	61.2%	1.8	pts
Policy acquisition cost ratio	15.6%	16.0%	(0.4)	pts
Administrative expense ratio	7.6%	7.6%	—	pts
Combined ratio	86.2%	84.8%	1.4	pts
NM – not meaningful
(1) The 2017 net premiums written amount was revised to reflect the transfer of certain multinational accounts ($12 million) to the Overseas General Insurance segment to better align the reporting with the management of these businesses in 2018. There is no impact on a consolidated basis.

Premiums
Net premiums written increased $82 million for the three months ended March 31, 2018, primarily due to growth in our retail casualty and risk management businesses reflecting strong new business increases in both our large corporate and middle market accounts, and growth in our retail workers' compensation business due to stronger retention. In addition, our commercial segment experienced positive rate increases across a number of lines in both our Major account and middle market businesses. These increases were partially offset by planned portfolio management in certain of our retail and wholesale brokerage financial lines, and in our program business.

Net premiums earned decreased $12 million for the three months ended March 31, 2018 despite the increase in net premiums written, primarily due to the impact of the 2017 additional reinsurance and merger-related actions ($66 million). The net premiums written growth in the quarter also had a minimal impact to net premiums earned in the current quarter.

Combined Ratio
The loss and loss expense ratio increased 1.8 percentage points for the three months ended March 31, 2018, due to lower favorable prior period development, partially offset by lower catastrophe losses. Refer to the current accident year loss and loss expense ratio discussion below for more information.

The policy acquisition cost ratio decreased 0.4 percentage points for the three months ended March 31, 2018, primarily due to increased cessions under certain reinsurance agreements that resulted in higher ceded acquisition costs benefit than in the prior year.

The administrative expense ratio was flat for the three months ended March 31, 2018, as merit-based salary and inflationary increases were offset by integration-related expense savings realized.

The following table presents pre-tax catastrophe losses and pre-tax prior period development net of related reinstatement premiums:

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2018	2017
Catastrophe losses, pre-tax	$78	$83
Favorable prior period development net of related reinstatement premiums, pre-tax	$101	$179

Catastrophe losses through March 31, 2018 and 2017 were primarily from severe weather-related events in the U.S.
The following table presents the current accident year loss and loss expense ratio, excluding catastrophe losses and related reinstatement premiums (CAY loss ratio excluding catastrophe losses):

	Three Months Ended
	March 31
	2018	2017
Loss and loss expense ratio	63.0%	61.2%
Catastrophe losses and related reinstatement premiums	(2.6)%	(2.8)%
Prior period development net of related reinstatement premiums	3.6%	6.0%
CAY loss ratio excluding catastrophe losses	64.0%	64.4%

The CAY loss ratio excluding catastrophe losses decreased 0.4 percentage points for the three months ended March 31, 2018, primarily due to integration-related claims handling expense savings realized.

North America Personal P&C Insurance

The North America Personal P&C Insurance segment comprises operations that provide high net worth personal lines products, including homeowners and complementary products such as valuable articles, excess liability, automobile, and recreational marine insurance and services in the U.S. and Canada.

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2018	2017	Q-18 vs. Q-17
Net premiums written	$1,048	$984	6.5%
Net premiums earned	1,140	1,086	5.1%
Losses and loss expenses	886	633	40.0%
Policy acquisition costs	237	217	9.2%
Administrative expenses	65	65	—
Underwriting income (loss)	(48)	171	NM
Net investment income	59	55	7.3%
Other (income) expense	—	1	NM
Amortization of purchased intangibles	3	3	—
Segment income	$8	$222	(96.4)%
Loss and loss expense ratio	77.7%	58.3%	19.4	pts
Policy acquisition cost ratio	20.8%	20.0%	0.8	pts
Administrative expense ratio	5.7%	5.9%	(0.2)	pts
Combined ratio	104.2%	84.2%	20.0	pts
NM – not meaningful
Premiums
Net premiums written increased $64 million for the three months ended March 31, 2018, primarily due to growth in homeowners and complementary products such as automobiles and valuables ($26 million) and the non-renewal of a quota share reinsurance treaty in the second quarter of 2017 covering the acquired Fireman's Fund homeowners and automobile businesses ($38 million).

Net premiums earned increased $54 million for the three months ended March 31, 2018, primarily due to the factors described above.

Combined Ratio
The loss and loss expense ratio increased 19.4 percentage points for the three months ended March 31, 2018, due to higher catastrophe losses, partially offset by higher favorable prior period development. Refer to the current accident year loss and loss expense ratio discussion below for more information.

The policy acquisition cost ratio increased 0.8 percentage points for the three months ended March 31, 2018, primarily due to the non-renewal of the Fireman's Fund quota share treaty which had a higher ceding commission.

The administrative expense ratio decreased 0.2 percentage points for the three months ended March 31, 2018, primarily due to integration-related expense savings realized, partially offset by merit-based salary and inflationary increases.

The following table presents pre-tax catastrophe losses and pre-tax prior period development net of related reinstatement premiums:

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2018	2017
Catastrophe losses, pre-tax	$284	$68
Favorable prior period development net of related reinstatement premiums, pre-tax	$6	$3

Catastrophe losses through March 31, 2018 were primarily from California mudslides and Northeast winter storms. Catastrophe losses through March 31, 2017 were primarily from severe weather-related events in the U.S.
The following table presents the current accident year loss and loss expense ratio, excluding catastrophe losses and related reinstatement premiums (CAY loss ratio excluding catastrophe losses):

	Three Months Ended
	March 31
	2018	2017
Loss and loss expense ratio	77.7%	58.3%
Catastrophe losses and related reinstatement premiums	(24.9)%	(6.2)%
Prior period development net of related reinstatement premiums	0.5%	0.3%
CAY loss ratio excluding catastrophe losses	53.3%	52.4%

The CAY loss ratio excluding catastrophe losses increased 0.9 percentage points for the three months ended March 31, 2018, primarily due to a combination of non-catastrophe weather related (i.e., wind and water) and fire related large losses (1.3 percentage points), which were partially offset by integration-related claims handling expense savings realized.

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

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2018	2017	Q-18 vs. Q-17
Net premiums written	$108	$61	76.2%
Net premiums earned	43	14	214.2%
Losses and loss expenses (1)	(55)	(73)	(24.7)%
Policy acquisition costs	(1)	(1)	—
Administrative expenses	(3)	(5)	(40.0)%
Underwriting income	102	93	9.7%
Net investment income	7	6	16.7%
Amortization of purchased intangibles	7	7	—
Segment income	$102	$92	10.9%
Loss and loss expense ratio	(127.6)%	(539.4)%	411.8	pts
Policy acquisition cost ratio	(3.1)%	(4.2)%	1.1	pts
Administrative expense ratio	(7.6)%	(34.9)%	27.3	pts
Combined ratio	(138.3)%	(578.5)%	440.2	pts

(1)
Gains (losses) on crop derivatives were $2 million and nil for the three months ended March 31, 2018 and 2017, respectively. These gains (losses) are included in Net realized gains (losses) in our Consolidated statements of operations but are reclassified to Losses and loss expenses for purposes of presenting North America Agricultural Insurance underwriting income.

Premiums
Net premiums written increased $47 million for the three months ended March 31, 2018, primarily due to an increase in MPCI premium which was driven in part by higher new business and the year-over-year impact of the premium sharing formulas under the U.S. government. Under the MPCI profit and loss calculation, we cede additional premiums to the government during profitable years. In the prior year, the program was more profitable which resulted in higher cessions compared to the first quarter of 2018.

Net premiums earned increased $29 million for the three months ended March 31, 2018, due to the factors described above.

Combined Ratio
The loss and loss expense ratio increased 411.8 percentage points for the three months ended March 31, 2018, due to lower favorable prior period development, partially offset by lower catastrophe losses. Refer to the current accident year loss and loss expense ratio discussion below for more information.

The policy acquisition cost ratio increased 1.1 percentage points for the three months ended March 31, 2018, primarily due to higher MPCI direct commissions related to the 2017 crop year.

The administrative expense ratio was negative in the period, however, increased 27.3 percentage points for the three months ended March 31, 2018, primarily due to the year-over-year impact of the Administrative and Operating (A&O) reimbursements on the MPCI business we recorded under the government program. The current year reimbursement was less than the prior year reimbursement.

The following table presents pre-tax catastrophe losses and pre-tax prior period development net of related reinstatement premiums:

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2018	2017
Catastrophe losses, pre-tax	$1	$5
Favorable prior period development net of related reinstatement premiums, pre-tax	$76	$79

Catastrophe losses through March 31, 2018 and 2017 were primarily from our farm, ranch, and specialty P&C businesses.

For the three months ended March 31, 2018, net favorable prior period development was $76 million which included $112 million of favorable incurred losses and $4 million of lower acquisition costs due to lower than expected MPCI losses for the 2017 crop year, partially offset by a $40 million decrease in net premiums earned related to the MPCI profit and loss calculation formula. For the three months ended March 31, 2017, net favorable prior period development was $79 million, which included $135 million of favorable incurred losses and $5 million lower acquisition costs due to lower than expected MPCI losses for the 2016 crop year, partially offset by a $61 million decrease in net premiums earned related to the MPCI profit and loss calculation formula.
The following table presents the current accident year loss and loss expense ratio, excluding catastrophe losses and related reinstatement premiums (CAY loss ratio excluding catastrophe losses):

	Three Months Ended
	March 31
	2018	2017
Loss and loss expense ratio	(127.6)%	(539.4)%
Catastrophe losses and related reinstatement premiums	(1.5)%	(39.5)%
Prior period development net of related reinstatement premiums	198.0%	654.7%
CAY loss ratio excluding catastrophe losses	68.9%	75.8%

The CAY loss ratio excluding catastrophe losses decreased 6.9 percentage points for the three months ended March 31, 2018, primarily due to the current quarter gain on our crop derivatives and improved underlying losses in the current year.

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

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2018	2017	Q-18 vs. Q-17
Net premiums written (1)	$2,384	$2,212	7.8%
Net premiums earned	2,107	1,936	8.8%
Losses and loss expenses	1,078	1,071	0.7%
Policy acquisition costs	588	529	11.2%
Administrative expenses	239	245	(2.4)%
Underwriting income (2)	202	91	122.0%
Net investment income	151	148	2.0%
Other (income) expense	7	(1)	NM
Amortization of purchased intangibles	10	11	(9.1)%
Segment income	$336	$229	46.7%
Loss and loss expense ratio	51.1%	55.3%	(4.2)	pts
Policy acquisition cost ratio	27.9%	27.3%	0.6	pts
Administrative expense ratio	11.4%	12.7%	(1.3)	pts
Combined ratio	90.4%	95.3%	(4.9)	pts
NM - not meaningful

(1)
On a constant-dollar basis, for the three months ended March 31, 2018, net premiums written increased $33 million, or 1.4 percent. Amounts are calculated by translating prior period results using the same local currency rates as the comparable current period. The 2017 net premiums written amount was revised to reflect the transfer of certain multinational accounts ($12 million) from the North America Commercial P&C Insurance segment to better align the reporting with the management of these businesses in 2018. There is no impact on a consolidated basis.

(2)
On a constant-dollar basis, for the three months ended March 31, 2018, underwriting income increased $99 million, or 96.8 percent. Amounts are calculated by translating prior period results using the same local currency rates as the comparable current period.

Premiums
Net premiums written increased $172 million, or $33 million on a constant-dollar basis, for the three months ended March 31, 2018, driven by growth in personal lines and accident and health (A&H) lines in Asia and Latin America. In addition, P&C lines growth was primarily in small commercial property and general casualty lines reflecting new business principally in Asia, and in middle market driven by new business and rate increases. This growth was partially offset by declines in large account business.

Net premiums earned increased $171 million, or $62 million on a constant-dollar basis, for the three months ended March 31, 2018, due to the factors described above.

Overseas General Insurance conducts business internationally and in most major foreign currencies. The following table presents a regional breakdown of Overseas General Insurance net premiums written:

	Three Months Ended March 31					% Change
(in millions of U.S. dollars, except for percentages)	2018	2018 % of Total	2017	2017 % of Total	C$ (1) 2017	Q-18 vs. Q-17	C$ (1) Q-18 vs. Q-17
Region
Europe	$1,110	47%	$1,030	47%	$1,128	7.8%	(1.6)%
Latin America	528	22%	497	22%	507	6.2%	4.1%
Asia	657	28%	577	26%	604	13.9%	8.8%
Other (2)	89	3%	108	5%	112	(17.6)%	(20.5)%
Net premiums written	$2,384	100%	$2,212	100%	$2,351	7.8%	1.4%
(1) On a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency exchange rates as the comparable current period.
(2) Combined International, Eurasia and Africa region, and other international. The 2017 net premiums written as reported and constant-dollar amounts were revised to reflect the transfer of certain multinational accounts ($12 million) from the North America Commercial P&C Insurance segment to better align the reporting with the management of these businesses in 2018. There is no impact on a consolidated basis.

Combined Ratio
The loss and loss expense ratio decreased 4.2 percentage points for the three months ended March 31, 2018, due to lower catastrophe losses and favorable prior period development in the current year compared to unfavorable prior period development in the prior year. Refer to the current accident year loss and loss expense ratio discussion below for more information.
The policy acquisition cost ratio increased 0.6 percentage points for the three months ended March 31, 2018, primarily due to a change in the mix of business towards countries that have a lower loss ratio and a higher acquisition cost ratio (0.5 percentage points), and the reduced benefit of lower cede commissions (0.1 percentage points).

The administrative expense ratio decreased 1.3 percentage points for the three months ended March 31, 2018, primarily due to integration-related expense savings realized (0.5 percentage points), lower employee benefit related expenses (0.4 percentage points) and the favorable impact of higher net premiums earned in the current quarter, partially offset by the impact of increased spending to support growth initiatives.

The following table presents pre-tax catastrophe losses and pre-tax prior period development net of related reinstatement premiums:

	Three Months Ended March 31
(in millions of U.S. dollars)	2018	2017
Catastrophe losses, pre-tax	$15	$50
Favorable (unfavorable) prior period development net of related reinstatement premiums, pre-tax	$22	$(12)

Catastrophe losses through March 31, 2018 and 2017 were primarily from the following events:

•	2018: Severe weather-related events in Europe

•	2017: Cyclone Debbie in Australia

The following table presents the current accident year loss and loss expense ratio, excluding catastrophe losses and related reinstatement premiums (CAY loss ratio excluding catastrophe losses):

	Three Months Ended
	March 31
	2018	2017
Loss and loss expense ratio	51.1%	55.3%
Catastrophe losses and related reinstatement premiums	(0.7)%	(2.6)%
Prior period development net of related reinstatement premiums	1.0%	(0.6)%
CAY loss ratio excluding catastrophe losses	51.4%	52.1%

The CAY loss ratio excluding catastrophe losses decreased 0.7 percentage points for the three months ended March 31, 2018, primarily due to a change in the mix of business towards countries that have a lower loss ratio and a higher acquisition cost ratio (0.9 percentage points) and integration-related claims handling expense savings realized (0.1 percentage points).

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

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2018	2017	Q-18 vs. Q-17
Net premiums written	$193	$199	(3.0)%
Net premiums earned	168	189	(11.0)%
Losses and loss expenses	67	94	(28.7)%
Policy acquisition costs	40	51	(21.6)%
Administrative expenses	10	10	—
Underwriting income	51	34	50.0%
Net investment income	64	62	3.2%
Other (income) expense	(7)	—	NM
Segment income	$122	$96	27.1%
Loss and loss expense ratio	40.1%	49.6%	(9.5)	pts
Policy acquisition cost ratio	23.6%	26.8%	(3.2)	pts
Administrative expense ratio	5.8%	5.7%	0.1	pts
Combined ratio	69.5%	82.1%	(12.6)	pts
NM - not meaningful

Premiums
Net premiums written decreased $6 million for the three months ended March 31, 2018, as the prior year included a $7 million favorable non-recurring reinstatement premium adjustment related to prior period loss development. Net premiums written increased $1 million excluding the non-recurring adjustment as new business written was approximately offset by lower renewals.

Net premiums earned decreased $21 million for the three months ended March 31, 2018, primarily due to the factors described above as well as $13 million of short-term treaties earned in the prior year that were written in 2016 and 2017.
Combined Ratio
The loss and loss expense ratio decreased 9.5 percentage points for the three months ended March 31, 2018, due to favorable prior period development in the current year compared to unfavorable prior period development in the prior year, partially offset by catastrophe losses in the current year. Refer to the current accident year loss and loss expense ratio discussion below for more information.

The policy acquisition cost ratio decreased 3.2 percentage points for the three months ended March 31, 2018, primarily due to a shift in the mix of business towards more casualty business which generally has a higher loss ratio and lower acquisition cost ratio.

The administrative expense ratio was relatively flat for the three months ended March 31, 2018.

The following table presents pre-tax catastrophe losses and pre-tax prior period development net of related reinstatement premiums:

	Three Months Ended
	March 31
(in millions of U.S dollars)	2018	2017
Catastrophe losses, pre-tax	$2	$—
Favorable (unfavorable) prior period development net of related reinstatement premiums, pre-tax (1)	$14	$(8)
(1) Favorable (unfavorable) reinstatement premiums receivable on prior period development - pre-tax	$(1)	$7

Catastrophe losses through March 31, 2018 were from severe weather-related events in the U.S.

The following table presents the current accident year loss and loss expense ratio, excluding catastrophe losses and related reinstatement premiums (CAY loss ratio excluding catastrophe losses):

	Three Months Ended
	March 31
	2018	2017
Loss and loss expense ratio	40.1%	49.6%
Catastrophe losses and related reinstatement premiums	(1.2)%	—
Prior period development net of related reinstatement premiums	8.8%	(6.4)%
CAY loss ratio excluding catastrophe losses	47.7%	43.2%

The CAY loss ratio excluding catastrophe losses increased 4.5 percentage points for the three months ended March 31, 2018, due to a shift in the mix of business towards more casualty business which generally has a higher loss ratio and lower acquisition cost ratio.

Life Insurance

The Life Insurance segment comprises Chubb's international life operations, Chubb Tempest Life Re (Chubb Life Re), and the North American supplemental A&H and life business of Combined Insurance. We assess the performance of our life business based on Life Insurance underwriting income, which includes Net investment income and (Gains) losses from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP.

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2018	2017	Q-18 vs. Q-17
Net premiums written	$559	$524	6.7%
Net premiums earned	540	506	6.8%
Losses and loss expenses	205	193	6.2%
Policy benefits (1)	151	168	(10.1)%
(Gains) losses from fair value changes in separate account assets (1)	(6)	(30)	(80.0)%
Policy acquisition costs	128	114	12.3%
Administrative expenses	78	72	8.3%
Net investment income	83	75	10.7%
Life Insurance underwriting income	67	64	4.7%
Other (income) expense (1)	2	1	100.0%
Amortization of purchased intangibles	1	1	—
Segment income	$64	$62	3.2%

(1)
(Gains) losses from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP have been reclassified from Other income (expense) for purposes of presenting Life Insurance underwriting income. The offsetting movement in the separate account liabilities is included in Policy benefits.

Premiums
Net premiums written increased $35 million for the three months ended March 31, 2018, primarily due to growth in our Asian international life operations and Combined Insurance supplemental A&H program business. This growth was offset by our life reinsurance business, which continues to decline as no new life reinsurance business is currently being written.
Deposits
The following table presents deposits collected on universal life and investment contracts:

	Three Months Ended
	March 31			% Change
(in millions of U.S. dollars, except for percentages)	2018	2017	C$ (1) 2017	Q-18 vs. Q-17	C$ (1) Q-18 vs. Q-17
Deposits collected on Universal life and investment contracts	$379	$310	$324	22.0%	16.9%
(1) On a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency exchange rates as the comparable current period.

Deposits collected on universal life and investment contracts (life deposits) are not reflected as revenues in our Consolidated statements of operations in accordance with GAAP. New life deposits are an important component of production, and although they do not significantly affect current period income from operations, they are key to our efforts to grow our business. Life deposits collected increased for the three ended March 31, 2018, due to growth in Taiwan, Korea, and Vietnam.

Life Insurance underwriting income
Life Insurance underwriting income increased $3 million for the three months ended March 31, 2018, primarily due to an increase in net investment income.

Corporate

Corporate results primarily include income and expenses not attributable to reportable segments and loss and loss expenses of asbestos and environmental (A&E) liabilities.

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2018	2017	Q-18 vs. Q-17
Losses and loss expenses	$11	$11	—
Administrative expenses	72	58	24.1%
Underwriting loss	83	69	20.3%
Net investment income (loss)	(61)	(79)	(22.8)%
Interest expense	157	154	1.9%
Net realized gains (losses)	(4)	(7)	(42.9)%
Other (income) expense	(37)	(45)	(17.8)%
Amortization expense of purchased intangibles	64	42	52.4%
Chubb integration expenses	10	111	(91.0)%
Income tax expense	135	128	5.5%
Net loss	$(477)	$(545)	(12.5)%

Losses and loss expenses in both years were primarily related to unallocated loss adjustment expenses of the A&E claim operations.

Administrative expenses increased $14 million for the three months ended March 31, 2018 from higher global advertising expense and increased spending to support growth.

Chubb integration expenses are one-time in nature and are not related to the on-going business activities of the segments. The Chief Executive Officer does not manage segment results or allocate resources to segments when considering these costs and they are therefore excluded from our definition of segment income. Chubb integration expenses were $10 million and $111 million for the three months ended March 31, 2018 and 2017, respectively, and principally consisted of personnel-related expenses ($5 million and $81 million, respectively).

Refer to the respective sections for a discussion of Net investment income, Interest expense, Other (income) expense, Net realized gains and losses, Amortization of purchased intangibles, and Income tax expense.

Effective Income Tax Rate

Our effective income tax rate, which we calculate as income tax expense divided by income before income tax, is dependent upon the mix of earnings from different jurisdictions with various tax rates. A change in the geographic mix of earnings would change the effective income tax rate.

For the three months ended March 31, 2018 and 2017, our effective rate was 11.1 percent and 10.5 percent, respectively. The effective income tax rate of 11.1 percent in the current year was higher compared to the prior year primarily from a lower tax benefit due to a reduction in integration expenses. This increase was offset by the favorable impact of the reduced U.S. corporate income tax rate that resulted from the passage of the Tax Cuts and Jobs Act and a higher tax benefit from higher catastrophe losses in the U.S. in the current year.

The 10.5 percent effective tax rate in the prior year included a benefit of $50 million, comprised of a non-recurring reduction to income tax expense related to an accounting election for certain discrete investments that resulted in the release of the associated deferred tax liability ($25 million) and the adoption of stock compensation guidance related to excess tax benefits of $25 million.

The lower tax rates attributed to our foreign operations primarily reflect the lower corporate tax rates that prevail outside of the U.S. During the three months ended March 31, 2018, approximately 63 percent of our total pre-tax income was tax effected based on these lower rates compared with 57 percent for the three months ended March 31, 2017. The significant lower taxing jurisdictions outside of the U.S. include the U.K., Switzerland, and Bermuda with effective federal income tax rates in those countries of 19.0 percent, 7.83 percent, and 0.0 percent, respectively.

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

CAY P&C combined ratio excluding the impact of catastrophe losses (CATs) and prior period development (PPD) is a non-GAAP financial measure. The combined ratio numerator includes adjusted losses and loss expenses, policy acquisition costs, and administrative expenses. The denominator includes net premiums earned adjusted to exclude the amount of reinstatement premiums (expensed) collected. In periods where there are adjustments on loss sensitive policies, these adjustments are excluded from PPD and net earned premiums when calculating the ratios. We exclude catastrophe losses as they are not predictable as to timing and amount and PPD as these unexpected loss developments on historical reserves are not indicative of our current underwriting performance. We believe that excluding the impact of CATs and PPD provides a better evaluation of our underwriting performance and enhances the understanding of the trends in our property & casualty business that may be obscured by these items. This measure is commonly reported among our peers and allows for comparison to other property & casualty insurance companies.

The P&C combined ratio with a normal level of CATs and the CAY P&C combined ratio with a normal level of CATs are non-GAAP financial measures which include a level of CATs that we expected. A normal level of CATs is determined based on various factors, including historical experience, seasonal patterns, and consideration of both modeled CATs (e.g., windstorm and earthquake) as well as non-modeled CATs (e.g., wildfires, floods and freeze). For the three months ended March 31, 2018 and 2017, based on these and other factors, the normal level of CATs that we expected was $205 million and $201 million, respectively, resulting in an excess level of CATs of $175 million and $5 million, respectively. We believe that these measures are meaningful and provide a better indication of our underwriting performance as the portion of CATs intended to be covered by the premiums over time is retained in the calculation. These measures more appropriately align the numerator with a normal level of CATs to the denominator which includes the net earned premium on policies with exposures to that business. The CAY P&C combined ratio with a normal level of CATs excludes PPD as these unexpected loss developments on historical reserves are not indicative of our current underwriting performance when looking at the current accident year results. See page 45 for a reconciliation to the most directly comparable GAAP measures.

The following tables present the calculation of combined ratio, as reported, to P&C combined ratio, adjusted for catastrophe losses (CATs) and PPD:

		North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Corporate	Total P&C
Three Months Ended
March 31, 2018
(in millions of U.S. dollars except for ratios)
Numerator
Losses and loss expenses
Losses and loss expenses		$1,908	$886	$(53)	$1,078	$67	$11	$3,897
Realized (gains) losses on crop derivatives		—	—	(2)	—	—	—	(2)
Adjusted losses and loss expenses	A	$1,908	$886	$(55)	$1,078	$67	$11	$3,895
Catastrophe losses		(78)	(284)	(1)	(15)	(2)	—	(380)
PPD and related adjustments
PPD, net of related adjustments - favorable (unfavorable)		101	6	76	22	14	(10)	209
Net earned premium adjustments on PPD - unfavorable (favorable)		—	—	40	—	1	—	41
Expense adjustments - unfavorable (favorable)		6	—	(4)	—	—	—	2
PPD reinstatement premiums		4	—	—	—	—	—	4
PPD - gross of related adjustments - favorable (unfavorable)		111	6	112	22	15	(10)	256
Loss and loss expense ex CATs and PPD	B	$1,941	$608	$56	$1,085	$80	$1	$3,771
Policy acquisition costs and administrative expenses
Policy acquisition costs and administrative expenses	C	$703	$302	$(4)	$827	$50	$72	$1,950
Expense adjustments - favorable (unfavorable)		(6)	—	4	—	—	—	(2)
Policy acquisition costs and administrative expenses, adjusted	D	$697	$302	$—	$827	$50	$72	$1,948
Denominator
Net premiums earned	E	$3,029	$1,140	$43	$2,107	$168		$6,487
Net earned premium adjustments on PPD - unfavorable (favorable)		—	—	40	—	1		41
Reinstatement premiums expensed on PPD		4	—	—	—	—		4
Net premiums earned excluding adjustments	F	$3,033	$1,140	$83	$2,107	$169		$6,532
P&C Combined ratio
Losses and loss expense ratio	A/E	63.0%	77.7%	(127.6)%	51.1%	40.1%		60.0%
Policy acquisition costs and administrative expense ratio	C/E	23.2%	26.5%	(10.7)%	39.3%	29.4%		30.1%
P&C Combined ratio		86.2%	104.2%	(138.3)%	90.4%	69.5%		90.1%
CAY P&C Combined ratio - ex CATs
Loss and loss expense ratio, adjusted	B/F	64.0%	53.3%	68.9%	51.4%	47.7%		57.7%
Policy acquisition costs and administrative expense ratio, adjusted	D/F	23.0%	26.4%	(1.2)%	39.3%	29.3%		29.9%
CAY P&C Combined ratio - ex CATs		87.0%	79.7%	67.7%	90.7%	77.0%		87.6%
Combined ratio
Combined ratio								90.1%
Add: impact of gains and losses on crop derivatives								—
P&C Combined ratio								90.1%
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
Three Months Ended
March 31, 2017
(in millions of U.S. dollars except for ratios)
Numerator
Losses and loss expenses
Losses and loss expenses		$1,860	$633	$(73)	$1,071	$94	$11	$3,596
Realized (gains) losses on crop derivatives		—	—	—	—	—	—	—
Adjusted losses and loss expenses	A	$1,860	$633	$(73)	$1,071	$94	$11	$3,596
Catastrophe losses		(83)	(68)	(5)	(50)	—	—	(206)
PPD and related adjustments
PPD, net of related adjustments - favorable (unfavorable)		179	3	79	(12)	(8)	(10)	231
Net earned premium adjustments on PPD - unfavorable (favorable)		—	—	61	—	(7)	—	54
Expense adjustments - unfavorable (favorable)		—	—	(5)	—	—	—	(5)
PPD reinstatement premiums		9	—	—	—	—	—	9
PPD - gross of related adjustments - favorable (unfavorable)		188	3	135	(12)	(15)	(10)	289
Loss and loss expense ex CATs and PPD	B	$1,965	$568	$57	$1,009	$79	$1	$3,679
Policy acquisition costs and administrative expenses
Policy acquisition costs and administrative expenses	C	$718	$282	$(6)	$774	$61	$58	$1,887
Expense adjustments - favorable (unfavorable)		—	—	5	—	—	—	5
Policy acquisition costs and administrative expenses, adjusted	D	$718	$282	$(1)	$774	$61	$58	$1,892
Denominator
Net premiums earned	E	$3,041	$1,086	$14	$1,936	$189		$6,266
Net earned premium adjustments on PPD - unfavorable (favorable)		—	—	61	—	(7)		54
Reinstatement premiums expensed on PPD		9	—	—	—	—		9
Net premiums earned excluding adjustments	F	$3,050	$1,086	$75	$1,936	$182		$6,329
P&C Combined ratio
Losses and loss expense ratio	A/E	61.2%	58.3%	(539.4)%	55.3%	49.6%		57.4%
Policy acquisition costs and administrative expense ratio	C/E	23.6%	25.9%	(39.1)%	40.0%	32.5%		30.1%
P&C Combined ratio		84.8%	84.2%	(578.5)%	95.3%	82.1%		87.5%
CAY P&C Combined ratio - ex CATs
Loss and loss expense ratio, adjusted	B/F	64.4%	52.4%	75.8%	52.1%	43.2%		58.1%
Policy acquisition costs and administrative expense ratio, adjusted	D/F	23.5%	25.9%	(1.2)%	40.0%	33.8%		29.9%
CAY P&C Combined ratio - ex CATs		87.9%	78.3%	74.6%	92.1%	77.0%		88.0%
Combined ratio
Combined ratio								87.5%
Add: impact of gains and losses on crop derivatives								—
P&C Combined ratio								87.5%
Note: The ratios above are calculated using whole U.S. dollars. Accordingly, calculations using rounded amounts may differ. Letters A, B, C, D, E, and F included in the table are references for calculating the ratios above.

Other Income and Expense Items

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2018	2017
Equity in net (income) loss of partially-owned entities	$(59)	$(53)
(Gains) losses from fair value changes in separate account assets (1)	(6)	(30)
Federal excise and capital taxes	3	3
Other	15	10
Other (income) expense	$(47)	$(70)

(1)	Related to (gains) losses from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP.

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

Amortization of purchased intangibles and Other amortization

Amortization expense related to purchased intangibles was $85 million for the three months ended March 31, 2018, compared with $64 million in the prior year period. The increase in amortization expense of purchased intangibles reflects higher intangible amortization expense related to agency distribution relationships and renewal rights and lower amortization benefit from the fair value adjustment on Unpaid losses and loss expenses.

Amortization expense for the remainder of 2018 is expected to be $252 million, or $84 million each quarter.

The following table presents, as of March 31, 2018, the estimated pre-tax amortization expense (benefit) of purchased intangibles, at current foreign currency exchange rates, for the second through fourth quarters of 2018 and the next five years:

	Associated with the Chubb Corp Acquisition
For the Years Ending December 31 (in millions of U.S. dollars)	Agency distribution relationships and renewal rights	Internally developed technology	Fair value adjustment on Unpaid losses and loss expenses	Total (1)	Other intangible assets (2)	Total Amortization of purchased intangibles
Second quarter of 2018	$82	$8	$(26)	$64	$20	$84
Third quarter of 2018	82	8	(26)	64	20	84
Fourth quarter of 2018	82	8	(26)	64	20	84
2019	284	—	(63)	221	75	296
2020	242	—	(36)	206	70	276
2021	218	—	(20)	198	64	262
2022	198	—	(14)	184	57	241
2023	179	—	(7)	172	52	224
Total	$1,367	$24	$(218)	$1,173	$378	$1,551

(1)	Recorded in Corporate.

(2)	Recorded in applicable segment(s) that acquired the intangible assets.

Reduction of deferred tax liability associated with intangible assets related to Other intangible assets (excluding the fair value adjustment on Unpaid losses and loss expense)
At March 31, 2018, the deferred tax liability associated with Other intangible assets (excluding the fair value adjustment on Unpaid losses and loss expense) was $1,417 million.

The following table presents, as of March 31, 2018, the expected reduction of the deferred tax liability associated with Other intangible assets (which reduces as agency distribution relationships and renewal rights, internally developed technology, and other intangible assets amortize), at current foreign currency exchange rates, for the second through fourth quarters of 2018 and for the next five years:

For the Years Ending December 31 (in millions of U.S. dollars)	Reduction to deferred tax liability associated with intangible assets
Second quarter of 2018	$24
Third quarter of 2018	24
Fourth quarter of 2018	24
2019	79
2020	69
2021	62
2022	56
2023	51
Total	$389

Amortization of the fair value adjustment on acquired invested assets and assumed long-term debt
The following table presents at March 31, 2018, the expected amortization expense of the fair value adjustment on acquired invested assets, at current foreign currency exchange rates, and the expected amortization benefit from the amortization of the fair value adjustment on assumed long-term debt for the second through fourth quarters of 2018 and for the next five years:

	Amortization (expense) benefit of the fair value adjustment on
For the Years Ending December 31 (in millions of U.S. dollars)	Acquired invested assets (1)	Assumed long-term debt (2)
Second quarter of 2018	$(65)	$9
Third quarter of 2018	(62)	6
Fourth quarter of 2018	(60)	5
2019	(220)	21
2020	(190)	21
2021	(160)	21
2022	(17)	21
2023	—	21
Total	$(774)	$125

(1)	Recorded as a reduction to Net investment income in the Consolidated statements of operations.

(2)	Recorded as a reduction to Interest expense in the Consolidated statements of operations.

The estimate of amortization expense of the fair value adjustment on acquired invested assets could vary materially based on current market conditions, bond calls, overall duration of the acquired investment portfolio, and foreign exchange.

Interest Expense

The following table presents the estimated interest expense for the remainder of 2018 based on our existing debt obligations as well as fees based on our expected usage of certain facilities including letters of credit, collateral fees, and repurchase agreements.

		Estimated Interest Expense
	First quarter	Second quarter	Third quarter	Fourth quarter	Full Year
(in millions of U.S. dollars)	2018	2018	2018	2018	2018
Fixed interest expense based on outstanding debt	$140	$131	$126	$125	$522
Variable interest expense based on expected usage	29	35	37	39	140
Adjusted interest expense	$169	$166	$163	$164	$662
Amortization of the fair value of debt related to the Chubb Corp acquisition	(12)	(9)	(6)	(5)	(32)
Total interest expense, including amortization of the fair value of debt	$157	$157	$157	$159	$630

The estimated fixed interest expense, at current foreign currency exchange rates, is based on outstanding debt obligations during the period:

•	We redeemed the $1.0 billion unsecured junior subordinated capital securities on April 6, 2018. No interest expense was considered for this debt after April 6, 2018.

•	We plan to redeem the $600 million 5.75 percent senior note on May 15, 2018. No interest expense was considered for this debt after May 15, 2018.

•	We plan to redeem the $100 million 6.6 percent senior note on August 15, 2018. No interest expense was considered for this debt after August 15, 2018.

The estimated variable interest expense is based on expected usage and may fluctuate. These interest expenses include: notional pools interest expense and fees on collateral, repurchase agreements and credit facilities.

Net Investment Income

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2018	2017
Fixed maturities	$772	$730
Short-term investments	48	26
Equity securities	8	9
Other investments	19	19
Gross investment income (1)	847	784
Investment expenses	(41)	(39)
Net investment income (1)	$806	$745
(1) Includes amortization expense related to fair value adjustment of acquired invested assets related to the Chubb Corp acquisition	$(71)	$(91)

Net investment income is influenced by a number of factors including the amounts and timing of inward and outward cash flows, the level of interest rates, and changes in overall asset allocation. Net investment income increased 8.2 percent for the three months ended March 31, 2018, compared with the prior year period. The increase for the three months ended March 31, 2018 was primarily due to a higher average invested asset base and higher earnings on short-term investments.

Our average yield on invested assets for both the three months ended March 31, 2018 and 2017 was 3.4 percent, which is primarily driven by the yield on our fixed maturities. This compares to the average market yield, which represents the weighted average yield to maturity of our fixed income portfolio based on market prices of the holdings throughout the period, of 3.3 percent and 2.8 percent at March 31, 2018 and 2017, respectively.

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

The effect of market movements on our fixed maturities portfolio impacts Net income (through Net realized gains (losses)) when securities are sold or when we record an Other-than-temporary impairment (OTTI) charge in Net income. For a further discussion related to how we assess OTTI for our fixed maturities, including credit-related OTTI, and the related impact on Net income, refer to Note 2 b) to the Consolidated Financial Statements. Effective January 1, 2018, we adopted new accounting guidance that requires the effect of changes in fair value of equity securities and cost-method private equity securities to be recognized immediately in net income (through realized gains (losses)). Additionally, Net income is impacted through the reporting of changes in the fair value of derivatives, including financial futures, options, swaps, and GLB reinsurance. Changes in unrealized appreciation and depreciation on available for sale securities, resulting from the revaluation of securities held, changes in cumulative foreign currency translation adjustment, and unrealized postretirement benefit liability adjustment, are reported as separate components of Accumulated other comprehensive income in Shareholders’ equity in the Consolidated balance sheets.

The following table presents our net realized and unrealized gains (losses):

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
(in millions of U.S. dollars)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact
Fixed maturities	$(23)	$(1,211)	$(1,234)	$(12)	$256	$244
Fixed income derivatives	17	—	17	6	—	6
Public equity	10	—	10	4	28	32
Private equity	—	—	—	(8)	31	23
Mark-to-market on public and private equity	8	—	8	—	—	—
Total investment portfolio (1)	12	(1,211)	(1,199)	(10)	315	305
Variable annuity reinsurance derivative transactions, net of applicable hedges	60	—	60	19	—	19
Other derivatives	2	—	2	2	—	2
Foreign exchange	(77)	397	320	(19)	134	115
Other	1	(23)	(22)	1	(20)	(19)
Net gains (losses) before tax	$(2)	$(837)	$(839)	$(7)	$429	$422

(1)
For the three months ended March 31, 2018, other-than-temporary impairments in Net realized gains (losses) included $1 million for fixed maturities. For the three months ended March 31, 2017, other-than-temporary impairments in Net realized gains (losses) included $6 million for fixed maturities, $5 million for public equity, and $8 million for private equity.

The variable annuity reinsurance derivative transactions resulted in realized gains of $60 million for the three months ended March 31, 2018, reflecting a net decrease in the fair value of GLB liabilities of $38 million, primarily due to rising interest rates, partially offset by lower equity market levels. In addition, we maintain positions in derivative instruments that decrease in fair value when the S&P 500 index increases. There were realized gains of $22 million related to these derivative instruments.

The variable annuity reinsurance derivative transactions resulted in realized gains of $19 million for the three months ended March 31, 2017, reflecting a net decrease in the fair value of GLB liabilities of $93 million, primarily due to higher global equity market levels. In addition, we maintain positions in derivative instruments that decrease in fair value when the S&P 500 index increases. There were realized losses of $74 million related to these derivative instruments.

Investments

Our investment portfolio is invested primarily in publicly traded, investment grade, fixed income securities with an average credit quality of A/Aa as rated by the independent investment rating services Standard and Poor’s (S&P)/Moody’s Investors Service (Moody’s). The portfolio is externally managed by independent, professional investment managers and is broadly diversified across geographies, sectors, and issuers. Other investments principally comprise direct investments, investment funds, and limited partnerships. We hold no collateralized debt obligations in our investment portfolio, and we provide no credit default protection. We have long-standing global credit limits for our entire portfolio across the organization. Exposures are aggregated, monitored, and actively managed by our Global Credit Committee, comprising senior executives, including our Chief Financial Officer, our Chief Risk Officer, our Chief Investment Officer, and our Treasurer. We also have well-established, strict contractual investment rules requiring managers to maintain highly diversified exposures to individual issuers and closely monitor investment manager compliance with portfolio guidelines.

The average duration of our fixed income securities, including the effect of options and swaps, was 4.3 years and 4.2 years at March 31, 2018 and December 31, 2017, respectively. We estimate that a 100 basis point (bps) increase in interest rates would reduce the valuation of our fixed income portfolio by approximately $4.1 billion at March 31, 2018.

The following table shows the fair value and cost/amortized cost of our invested assets:

	March 31, 2018		December 31, 2017
(in millions of U.S. dollars)	Fair Value	Cost/ Amortized Cost	Fair Value	Cost/ Amortized Cost
Fixed maturities available for sale	$79,111	$79,208	$78,939	$77,835
Fixed maturities held to maturity	14,122	14,253	14,474	14,335
Short-term investments	2,874	2,874	3,561	3,561
	96,107	96,335	96,974	95,731
Equity securities (1)	948	948	937	737
Other investments (1)	4,919	4,919	4,672	4,417
Total investments	$101,974	$102,202	$102,583	$100,885

(1)
Effective Q1 2018, we adopted new accounting guidance that requires any changes in fair value of equity securities and other investments that are accounted for under the cost-method to be recognized immediately in net income. Therefore, the amortized cost of these investments is equal to their fair value at March 31, 2018.

The fair value of our total investments decreased $609 million during the three months ended March 31, 2018, primarily due to unrealized depreciation, the payment of dividends on our Common Shares, and the repayment of $300 million of senior notes that matured in March 2018. This decrease was partially offset by the investing of net proceeds from the debt issuance, the investing of operating cash flows, and the favorable impact of foreign exchange in the current year.

The following tables present the market value of our fixed maturities and short-term investments at March 31, 2018 and December 31, 2017. The first table lists investments according to type and second according to S&P credit rating:

	March 31, 2018		December 31, 2017
(in millions of U.S. dollars, except for percentages)	Market Value	% of Total	Market Value	% of Total
Treasury	$4,277	4%	$4,049	4%
Agency	593	1%	564	1%
Corporate and asset-backed securities	26,564	28%	27,215	28%
Mortgage-backed securities	18,467	19%	18,032	19%
Municipal	19,550	20%	20,766	21%
Non-U.S.	23,782	25%	22,787	23%
Short-term investments	2,874	3%	3,561	4%
Total	$96,107	100%	$96,974	100%
AAA	$14,723	15%	$15,512	16%
AA	37,322	39%	37,407	39%
A	18,306	19%	18,369	19%
BBB	12,616	13%	12,377	13%
BB	7,710	8%	7,941	8%
B	5,235	6%	5,135	5%
Other	195	—%	233	—
Total	$96,107	100%	$96,974	100%

Corporate and asset-backed securities
The following table presents our 10 largest global exposures to corporate bonds by market value at March 31, 2018:

(in millions of U.S. dollars)	Market Value
Wells Fargo & Co	$542
JP Morgan Chase & Co	417
Goldman Sachs Group Inc	410
AT&T Inc	399
Anheuser-Busch InBev NV	354
Bank of America Corp	340
Verizon Communications Inc	338
General Electric Co	334
Morgan Stanley	328
HSBC Holdings Plc	307

Mortgage-backed securities

	S&P Credit Rating					Market Value	Amortized Cost
March 31, 2018 (in millions of U.S. dollars)	AAA	AA	A	BBB	BB and below	Total	Total
Agency residential mortgage-backed (RMBS)	$—	$15,176	$—	$—	$—	$15,176	$15,459
Non-agency RMBS	28	27	85	29	24	193	193
Commercial mortgage-backed	2,809	203	86	—	—	3,098	3,145
Total mortgage-backed securities	$2,837	$15,406	$171	$29	$24	$18,467	$18,797

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
The following table summarizes the market value and amortized cost of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. government securities at March 31, 2018:

(in millions of U.S. dollars)	Market Value	Amortized Cost
United Kingdom	$1,392	$1,381
Republic of Korea	1,071	1,005
Canada	988	1,001
Federative Republic of Brazil	812	794
Province of Ontario	639	644
United Mexican States	579	585
Province of Quebec	510	514
Federal Republic of Germany	494	488
Kingdom of Thailand	488	459
French Republic	343	325
Other Non-U.S. Government Securities (1)	4,542	4,443
Total	$11,858	$11,639

(1)	There are no investments in Portugal, Ireland, Italy, Greece or Spain.

The following table summarizes the market value and amortized cost of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. corporate securities at March 31, 2018:

(in millions of U.S. dollars)	Market Value	Amortized Cost
United Kingdom	$2,064	$2,027
Canada	1,454	1,455
United States (1)	998	1,000
France	911	899
Australia	828	818
Netherlands	664	656
Germany	549	536
Japan	424	425
Switzerland	410	407
China	310	310
Other Non-U.S. Corporate Securities	3,312	3,284
Total	$11,924	$11,817
(1) The countries that are listed in the non-U.S. corporate fixed income portfolio above represent the ultimate parent company's country of risk. Non-U.S. corporate securities could be issued by foreign subsidiaries of U.S. corporations.

Below-investment grade corporate fixed income portfolio
Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss from default by the borrower is greater with below-investment grade securities. Below-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than investment grade issuers. At March 31, 2018, our corporate fixed income investment portfolio included below-investment grade and non-rated securities which, in total, comprised approximately 12 percent of our fixed income portfolio. Our below-investment grade and non-rated portfolio includes over 1,200 issuers, with the greatest single exposure being $144 million.

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

Critical Accounting Estimates
As of March 31, 2018, there were no material changes to our critical accounting estimates. For a full discussion of our critical accounting estimates, refer to Item 7 in our 2017 Form 10-K.

Reinsurance recoverable on ceded reinsurance

	March 31	December 31
(in millions of U.S. dollars)	2018	2017
Reinsurance recoverable on unpaid losses and loss expenses (1)	$13,822	$14,014
Reinsurance recoverable on paid losses and loss expenses (1)	1,160	1,020
Reinsurance recoverable on losses and loss expenses (1)	$14,982	$15,034
Reinsurance recoverable on policy benefits (1)	$181	$184

(1)	Net of provision for uncollectible reinsurance.

We evaluate the financial condition of our reinsurers and potential reinsurers on a regular basis and also monitor concentrations of credit risk with reinsurers. The provision for uncollectible reinsurance is required principally due to the potential failure of reinsurers to indemnify us, primarily because of disputes under reinsurance contracts and insolvencies. The provision for uncollectible reinsurance is based on a default analysis applied to gross reinsurance recoverables, net of approximately $3.7 billion of collateral at both March 31, 2018 and December 31, 2017.

The decrease in reinsurance recoverable on losses and loss expenses was primarily due to collections on catastrophe losses related to the 2017 catastrophic events, partially offset by additional reinsurance recoverable related to catastrophe losses during the first quarter of 2018, and foreign currency movement.

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

The following table presents a roll-forward of our unpaid losses and loss expenses:

(in millions of U.S. dollars)	Gross Losses	Reinsurance Recoverable (1)	Net Losses
Balance at December 31, 2017	$63,179	$14,014	$49,165
Losses and loss expenses incurred	5,028	926	4,102
Losses and loss expenses paid	(5,448)	(1,206)	(4,242)
Foreign currency revaluation and other	380	88	292
Balance at March 31, 2018	$63,139	$13,822	$49,317

(1)	Net of provision for uncollectible reinsurance of $320 million and $321 million at March 31, 2018 and December 31, 2017, respectively.

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

Refer to Note 4 to the Consolidated Financial Statements for a discussion on the changes in the loss reserves.

Asbestos and Environmental (A&E)
There was no significant A&E reserve activity during the three months ended March 31, 2018. A&E reserves are included in Corporate. Refer to our 2017 Form 10-K for further information on our A&E exposures.

Fair value measurements
Accounting guidance defines fair value as the price to sell an asset or transfer a liability (an exit price) in an orderly transaction between market participants and establishes a three-level valuation hierarchy based on the reliability of the inputs. The fair value hierarchy gives the highest priority to quoted prices in active markets (Level 1 inputs) and the lowest priority to unobservable data (Level 3 inputs). Level 2 includes inputs, other than quoted prices within Level 1, that are observable for assets or liabilities either directly or indirectly. Refer to Note 3 to the Consolidated Financial Statements for information on our fair value measurements.

Catastrophe management
We actively monitor and manage our catastrophe risk accumulation around the world. The table below presents our modeled pre-tax estimates of natural catastrophe probable maximum loss (PML), net of reinsurance, for Worldwide, U.S. hurricane and California earthquake events as of March 31, 2018. For example, according to the model, for the 1-in-100 return period scenario, there is a one percent chance that our losses incurred in any year from U.S. hurricane events could be in excess of $2,853 million (or 5.6 percent of our total shareholders’ equity at March 31, 2018).

	Modeled Net PML
	Worldwide (1)		U.S. Hurricane		California Earthquake
	Annual Aggregate		Annual Aggregate		Single Occurrence
(in millions of U.S. dollars, except for percentages)	Chubb	% of Total Shareholders’ Equity	Chubb	% of Total Shareholders’ Equity	Chubb	% of Total Shareholders’ Equity
1-in-10	$1,938	3.8%	$1,127	2.2%	$143	0.3%
1-in-100	$4,035	7.9%	$2,853	5.6%	$1,387	2.7%
1-in-250	$6,526	12.7%	$5,130	10.0%	$1,522	3.0%
(1) Worldwide losses are comprised of losses arising only from hurricanes, typhoons, convective storms and earthquakes and do not include “non-modeled” perils such as wildfire and flood.

The above modeled loss information at March 31, 2018 reflects our in-force portfolio at January 1, 2018. The March 31, 2018 modeled loss information reflects the April 1, 2018 reinsurance program (see Natural Catastrophe Property Reinsurance Program section) as well as inuring reinsurance protection coverages. Included in the loss estimates for hurricane and earthquake are estimates for losses arising from storm-surge and fire-following perils, respectively.

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

Chubb renewed its Global Property Catastrophe Reinsurance Program for our North American and International operations effective April 1, 2018 through March 31, 2019, with no significant change in coverage from the expiring program. The program consists of three layers in excess of losses retained by Chubb. In addition, Chubb also renewed its terrorism coverage (excluding nuclear, biological, chemical and radiation coverage, with an inclusion of coverage for biological and chemical coverage for personal lines) for the United States from April 1, 2018 through March 31, 2019 with the same limits and retention and percentage placed except that the majority of terrorism coverage is on an aggregate basis above our retentions without a reinstatement.

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

Chubb also has a property catastrophe bond in place (assumed as part of the Chubb Corp acquisition) that offers additional natural catastrophe protection for certain parts of the portfolio. The geographic scope of this coverage is from Virginia through Maine. The East Lane VI 2015 bond currently provides $250 million of coverage as part of a $430 million layer in excess of $2,014 million retention through March 13, 2020.

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

Liquidity
We anticipate that positive cash flows from operations (underwriting activities and investment income) should be sufficient to cover cash outflows under most loss scenarios for the near term. In addition to cash from operations, routine sales of investments, and financing arrangements, we have agreements with a third-party bank provider which implemented two international multi-currency notional cash pooling programs to enhance cash management efficiency during periods of short-term timing mismatches between expected inflows and outflows of cash by currency. The programs allow us to optimize investment income by avoiding portfolio disruption. Should the need arise, we generally have access to capital markets and an available $1.0 billion letter of credit/revolver facility. At March 31, 2018, our LOC usage was $305 million. Our access to funds under an existing credit facility is dependent on the ability of the banks that are a party to the facility to meet their funding commitments. Our existing credit facility has a remaining term expiring in October 2022 and requires that we maintain certain financial covenants, all of which we met at March 31, 2018. Should our existing credit provider experience financial difficulty, we may be required to replace credit sources, possibly in a difficult market. If we cannot obtain adequate capital or sources of credit on favorable terms, on a timely basis, or at all, our business, operating results, and financial condition could be adversely affected. To date, we have not experienced difficulty accessing our credit facility. Refer to "Credit Facilities" in our 2017 10-K for additional information.

The payment of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction, as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies. During the three months ended March 31, 2018, we were able to meet all of our obligations, including the payments of dividends on our Common Shares, with our net cash flows.

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions as well as the subsidiary’s financial condition are paramount to the dividend decision. Chubb Limited received dividends of nil and $450 million from its Bermuda subsidiaries during the three months ended March 31, 2018 and 2017, respectively.

The payment of any dividends from CGM or its subsidiaries is subject to applicable U.K. insurance laws and regulations. In addition, the release of funds by Syndicate 2488 to subsidiaries of CGM is subject to regulations promulgated by the Society of Lloyd’s. The U.S. insurance subsidiaries of Chubb INA Holdings Inc. (Chubb INA) may pay dividends, without prior regulatory approval, subject to restrictions set out in state law of the subsidiary’s domicile (or, if applicable, commercial domicile). Chubb INA’s international subsidiaries are also subject to insurance laws and regulations particular to the countries in which the subsidiaries operate. These laws and regulations sometimes include restrictions that limit the amount of dividends payable without prior approval of regulatory insurance authorities. Chubb Limited received no dividends from CGM or Chubb INA during the three months ended March 31, 2018 and 2017. Debt issued by Chubb INA is serviced by statutorily permissible distributions by Chubb INA’s insurance subsidiaries to Chubb INA as well as other group resources. Chubb INA received dividends of $3.0 billion and $46 million from its subsidiaries during the three months ended March 31, 2018 and 2017, respectively.

Cash Flows
Our sources of liquidity include cash from operations, routine sales of investments, and financing arrangements. The following is a discussion of our cash flows for the three months ended March 31, 2018 and 2017.

Operating cash flows were $551 million in the three months ended March 31, 2018, compared to $1.0 billion in the prior year period. The decrease in operating cash flow was due to higher net claims paid in the current year, principally reflecting the catastrophe loss payments related to the 2017 catastrophe events.

Cash used for investing was $881 million in the three months ended March 31, 2018, compared to $66 million in the prior year period. Cash from financing was $1.6 billion in the three months ended March 31, 2018, compared to cash used for financing of $858 million in the prior year period. The current year included $1.9 billion of net proceeds from the issuance of long-term debt (net of repayments) partially offset by $330 million of dividends paid on Common Shares.

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

In the current low interest rate environment, we use repurchase agreements as a low-cost funding alternative. At March 31, 2018, there were $1.4 billion in repurchase agreements outstanding with various maturities over the next 7 months.

Capital Resources
Capital resources consist of funds deployed or available to be deployed to support our business operations.

	March 31	December 31
(in millions of U.S. dollars, except for ratios)	2018	2017
Short-term debt	$1,669	$1,013
Long-term debt	12,786	11,556
Total financial debt	14,455	12,569
Trust preferred securities	308	308
Total shareholders’ equity	51,287	51,172
Total capitalization	$66,050	$64,049
Ratio of financial debt to total capitalization	21.9%	19.6%
Ratio of financial debt plus trust preferred securities to total capitalization	22.4%	20.1%

Repurchase agreements are excluded from the table above and are disclosed separately from short-term debt in the Consolidated balance sheets. The repurchase agreements are collateralized borrowings where we maintain the right and ability to redeem the collateral on short notice, unlike short-term debt which comprises the current maturities of our long-term debt instruments.

Chubb INA Holdings Inc.’s (Chubb INA) $300 million of 5.8 percent senior notes due March 2018 were paid upon maturity. In addition, Chubb INA issued €900 million of 1.55 percent Euro denominated senior notes due March 2028 and €900 million of 2.5 percent Euro denominated senior notes due March 2038 (totaling $2.2 billion based on the foreign exchange rate at the date of issuance).

On April 6, 2018, Chubb INA redeemed $1.0 billion of 6.375 percent unsecured junior subordinated capital securities. Refer to Note 5 to the Consolidated Financial Statements for additional details about the debt issued and debt redeemed.

In December 2017, our Board of Directors (Board) authorized the repurchase of up to $1.0 billion of Chubb's Common Shares from January 1, 2018 through December 31, 2018. There were no shares repurchases for the three months ended March 31,

2018. At March 31, 2018, there were 13,952,378 Common Shares in treasury with a weighted average cost of $123.80 per share.

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

At our May 2017 annual general meeting, our shareholders approved an annual dividend for the following year of up to $2.84 per share, or CHF 2.78 per share, calculated using the USD/CHF exchange rate as published in the Wall Street Journal on May 18, 2017, which was paid in four quarterly installments of $0.71 per share after the general meeting by way of a distribution from capital contribution reserves, transferred to free reserves for payment. The Board will determine the record and payment dates at which the annual dividend may be paid until the date of the 2018 annual general meeting, and is authorized to abstain from distributing a dividend at their discretion. The annual dividend approved in May 2017 represented an $0.08 per share increase ($0.02 per quarter) over the prior year dividend.

The following table represents dividends paid per Common Share to shareholders of record on each of the following dates:

Shareholders of record as of:	Dividends paid as of:
December 29, 2017	January 19, 2018	$0.71 (CHF 0.70)
March 29, 2018	April 20, 2018	$0.71 (CHF 0.66)

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Refer to Item 7A included in our 2017 Form 10-K.

Foreign currency management
As a global company, Chubb entities transact business in multiple currencies. Our policy is to generally match assets, liabilities and required capital for each individual jurisdiction in local currency, which would include the use of derivatives. We do not hedge our net asset non-U.S. dollar capital positions; however, we do consider hedging for planned cross border transactions. For an estimated impact of foreign currency movement on our net assets denominated in non-U.S. currencies, refer to Item 7A in our 2017 Form 10-K.  This information will be updated and disclosed in interim filings if our net assets in non-U.S. currencies change materially from the December 31, 2017 balances disclosed in the 2017 Form 10-K.

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

The tables below are estimates of the sensitivities to instantaneous changes in economic inputs (e.g., equity shock, interest rate shock etc.) or actuarial assumptions at March 31, 2018 of the FVL and of the fair value of specific derivative instruments held

(hedge value) to partially offset the risk in the variable annuity guarantee reinsurance portfolio. The following assumptions should be considered when using the below tables:

•	No changes to the benefit ratio used to establish benefit reserves at March 31, 2018.

•	Equity shocks impact all global equity markets equally

•	Our liabilities are sensitive to global equity markets in the following proportions: 75 percent—85 percent U.S. equity, 15 percent—25 percent international equity.

•	Our current hedge portfolio is sensitive to global equity markets in the following proportions: 100 percent U.S. equity.

•	We would suggest using the S&P 500 index as a proxy for U.S. equity, and the MSCI EAFE index as a proxy for international equity.

•	Interest rate shocks assume a parallel shift in the U.S. yield curve

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

•	The hedge sensitivity is from March 31, 2018 market levels.

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

•
In addition, the tables below do not reflect the expected quarterly run rate of net income generated by the variable annuity guarantee reinsurance portfolio if markets remain unchanged during the period. All else equal, if markets remain unchanged during the period, the Gross FVL will increase, resulting in a realized loss. The realized loss occurs primarily because, during the period, we will collect premium on the full population while 85 percent of that population has become eligible to annuitize and generate a claim (since approximately 15 percent of policies are not eligible to annuitize until after March 31, 2018). This increases the Gross FVL because future premiums are lower by the amount collected in the quarter, and also because future claims are discounted for a shorter period. We refer to this increase in Gross FVL as “timing effect”. The unfavorable impact of timing effect on our Gross FVL in a quarter is not reflected in the sensitivity tables below. For this reason, when using the tables below to estimate the sensitivity of Gross FVL in the second quarter to various changes, it is necessary to assume an additional $5 million to $45 million increase in Gross FVL and realized losses. However, the impact to Net income is substantially mitigated because the majority of this realized loss is offset by the positive quarterly run rate of Life insurance underwriting income generated by the variable annuity guarantee reinsurance portfolio if markets remain unchanged during the period. Note that both the timing effect and the quarterly run rate of Life insurance underwriting income change over time as the book ages.

	Interest Rate Shock	Worldwide Equity Shock
	(in millions of U.S. dollars)	+10%	Flat	-10%	-20%	-30%	-40%
+100 bps	(Increase)/decrease in Gross FVL	$216	$141	$24	$(150)	$(357)	$(598)
	Increase/(decrease) in hedge value	(155)	—	155	311	466	622
	Increase/(decrease) in net income	$61	$141	$179	$161	$109	$24
Flat	(Increase)/decrease in Gross FVL	$116	$—	$(169)	$(370)	$(606)	$(873)
	Increase/(decrease) in hedge value	(155)	—	155	311	466	622
	Increase/(decrease) in net income	$(39)	$—	$(14)	$(59)	$(140)	$(251)
-100 bps	(Increase)/decrease in Gross FVL	$(51)	$(216)	$(410)	$(639)	$(900)	$(1,186)
	Increase/(decrease) in hedge value	(155)	—	155	311	466	622
	Increase/(decrease) in net income	$(206)	$(216)	$(255)	$(328)	$(434)	$(564)

	Sensitivities to Other Economic Variables	AA-rated Credit Spreads		Interest Rate Volatility		Equity Volatility
	(in millions of U.S. dollars)	+100 bps	-100 bps	+2%	-2%	+2%	-2%
	(Increase)/decrease in Gross FVL	$53	$(59)	$—	$—	$(9)	$9
	Increase/(decrease) in hedge value	—	—	—	—	—	—
	Increase/(decrease) in net income	$53	$(59)	$—	$—	$(9)	$9

	Sensitivities to Actuarial Assumptions			Mortality
	(in millions of U.S. dollars)			+20%	+10%	-10%	-20%
	(Increase)/decrease in Gross FVL			$18	$9	$(9)	$(19)
	Increase/(decrease) in hedge value			—	—	—	—
	Increase/(decrease) in net income			$18	$9	$(9)	$(19)

				Lapses
	(in millions of U.S. dollars)			+50%	+25%	-25%	-50%
	(Increase)/decrease in Gross FVL			$70	$40	$(45)	$(96)
	Increase/(decrease) in hedge value			—	—	—	—
	Increase/(decrease) in net income			$70	$40	$(45)	$(96)

				Annuitization
	(in millions of U.S. dollars)			+50%	+25%	-25%	-50%
	(Increase)/decrease in Gross FVL			$(375)	$(199)	$167	$331
	Increase/(decrease) in hedge value			—	—	—	—
	Increase/(decrease) in net income			$(375)	$(199)	$167	$331

ITEM 4. Controls and Procedures
Chubb’s management, with the participation of Chubb’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Chubb’s disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as of March 31, 2018. Based upon that evaluation, Chubb’s Chief Executive Officer and Chief Financial Officer concluded that Chubb’s disclosure controls and procedures are effective in allowing information required to be disclosed in reports filed under the Securities and Exchange Act of 1934 to be recorded, processed, summarized, and reported within time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to Chubb’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
In 2016, Chubb completed the acquisition of The Chubb Corporation. During the three months ended March 31, 2018, we continued to integrate the information technology environments of the two companies.
There were no other changes to Chubb's internal controls over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, Chubb's internal controls over financial reporting.
PART II OTHER INFORMATION

ITEM 1. Legal Proceedings
The information required with respect to this item is included in Note 6 g) to the Consolidated Financial Statements which is hereby incorporated by reference.

ITEM 1A. Risk Factors
Refer to "Risk Factors" under Item 1A of Part I of our 2017 Form 10-K. There have been no material changes to the risk factors disclosed in Item 1A of Part I of our 2017 Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

Issuer’s Repurchases of Equity Securities
The following table provides information with respect to purchases by Chubb of its Common Shares during the three months ended March 31, 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan (2)
January 1 through January 31	13,936	$142.88	—	$1.0	billion
February 1 through February 28	466,953	$144.88	—	$1.0	billion
March 1 through March 31	169,990	$146.61	—	$1.0	billion
Total	650,879	$145.29	—

(1)
This column includes activity related to the surrender to Chubb of Common Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and the exercising of options by employees.

(2) Refer to Note 7 to the Consolidated Financial Statements for more information on the Chubb Limited securities repurchase authorization. In December 2017, our Board authorized the repurchase of up to $1.0 billion of Chubb's Common Shares from January 1, 2018 through December 31, 2018.

ITEM 5. Other Information

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

ITEM 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
3.1	Articles of Association of the Company, as amended	8-K	3.1	May 20, 2016

3.2	Organizational Regulations of the Company, as amended	8-K	3.1	November 21, 2016

4.1	Articles of Association of the Company, as amended	8-K	4.1	May 20, 2016

4.2	Organizational Regulations of the Company, as amended	8-K	3.1	November 21, 2016

4.3	Form of Officer's Certificate related to the 1.550% Senior Notes due 2028 and 2.500% Senior Notes due 2038	8-K	4.1	March 6, 2018

4.4	Form of Global Note for the 1.550% Senior Notes due 2028	8-K	4.2	March 6, 2018

4.5	Form of Global Note for the 2.500% Senior Notes due 2038	8-K	4.3	March 6, 2018

10.1*	Form of Incentive Stock Option Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Executive Officers	10-K	10.89	February 23, 2018

10.2*	Form of Restricted Stock Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Executive Officers	10-K	10.90	February 23, 2018

10.3*	Form of Performance Based Restricted Stock Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Executive Officers	10-K	10.91	February 23, 2018

10.4*	Form of Non-Qualified Stock Option Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Executive Officers	10-K	10.92	February 23, 2018

10.5*	Form of Restricted Stock Unit Award Terms under the Chubb Limited 2016 Long-Term Plan for Executive Officers	10-K	10.93	February 23, 2018

10.6*	Form of Incentive Stock Option Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Swiss Executive Management	10-K	10.94	February 23, 2018

10.7*	Form of Non-Qualified Stock Option Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Swiss Executive Management	10-K	10.95	February 23, 2018

10.8*	Form of Restricted Stock Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Swiss Executive Management	10-K	10.96	February 23, 2018

10.9*	Form of Restricted Stock Unit Award Terms under the Chubb Limited 2016 Long-Term Incentive plan for Swiss Executive Management	10-K	10.97	February 23, 2018

10.10*	Form of Performance Based Restricted Stock Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Swiss Executive Management	10-K	10.98	February 23, 2018

10.11*	Chubb Limited Clawback Policy	10-K	10.99	February 23, 2018

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

101.1
The following financial information from Chubb Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2018, and December 31, 2017; (ii) Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2018 and 2017; (iii) Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2018 and 2017; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017; and (v) Notes to Consolidated Financial Statements
					X
* Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHUBB LIMITED
(Registrant)

May 2, 2018	/s/ Evan G. Greenberg
Evan G. Greenberg
Chairman, President and Chief Executive Officer

May 2, 2018	/s/ Philip V. Bancroft
Philip V. Bancroft
Executive Vice President and Chief Financial Officer