Form 10-K
period 2018-12-31
Chubb Ltd
filed 2019-02-28
CIK 896159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The aggregate market value of voting stock held by non-affiliates as of June 29, 2018 (the last business day of the registrant's most recently completed second fiscal quarter), was approximately $59 billion. For the purposes of this computation, shares held by directors and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.
As of February 14, 2019 there were 458,380,937 Common Shares par value CHF 24.15 of the registrant outstanding.

Documents Incorporated by Reference
Certain portions of the registrant's definitive proxy statement relating to its 2019 Annual General Meeting of Shareholders are incorporated by reference into Part III of this report.

CHUBB LIMITED INDEX TO 10-K

PART I

ITEM 1. Business

General

Chubb Limited is the Swiss-incorporated holding company of the Chubb Group of Companies. Chubb Limited, which is headquartered in Zurich, Switzerland, and its direct and indirect subsidiaries (collectively, the Chubb Group of Companies, Chubb, we, us, or our) are a global insurance and reinsurance organization, serving the needs of a diverse group of clients worldwide. At December 31, 2018, we had total assets of $168 billion and shareholders’ equity of $50 billion. Chubb was incorporated in 1985 at which time it opened its first business office in Bermuda and continues to maintain operations in Bermuda. We have grown our business through increased premium volume, expansion of product offerings and geographic reach, and the acquisition of other companies, including The Chubb Corporation (Chubb Corp), to become a global property and casualty (P&C) leader.

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

At December 31, 2018, we employed approximately 32,700 people. We believe that employee relations are satisfactory.

We make available free of charge through our website (investors.chubb.com, under Financials) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, if any, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they have been electronically filed with or furnished to the U.S. Securities and Exchange Commission (SEC). Also available through our website (under Investor Relations / Corporate Governance) are our Corporate Governance Guidelines, Code of Conduct, and Charters for the Committees of our Board of Directors (the Board). Printed documents are available by contacting our Investor Relations Department (Telephone: +1 (212) 827-4445, E-mail: investorrelations@chubb.com).

We also use our website as a means of disclosing material, non-public information and for complying with our disclosure obligations under SEC Regulation FD (Fair Disclosure). Accordingly, investors should monitor the Investor Relations portion of our website, in addition to following our press releases, SEC filings, and public conference calls and webcasts. The information contained on, or that may be accessed through, our website is not incorporated by reference into, and is not a part of, this report. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file with the SEC.

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

The insurance industry is changing rapidly. Our ability to compete is dependent on a number of factors, particularly our ability to maintain the appropriate financial strength ratings as assigned by independent rating agencies and effectively utilize new technology in our business. Our broad market capabilities in personal, commercial, specialty, and A&H lines made available by our underwriting expertise, business infrastructure, and global presence, help define our competitive advantage. Our strong balance sheet is attractive to businesses, and our strong capital position and global platform affords us opportunities for growth not available to smaller, less diversified insurance companies. Refer to “Segment Information” for competitive environment by segment.

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

Segment Information
Chubb operates through six business segments: North America Commercial P&C Insurance, North America Personal P&C Insurance, North America Agricultural Insurance, Overseas General Insurance, Global Reinsurance, and Life Insurance. The following table presents net premiums earned (NPE) by segment:

Years Ended December 31 (in millions of U.S. dollars, except for percentages)	2018 Net Premiums Earned	% of Total	2017 Net Premiums Earned	% of Total	2016 Net Premiums Earned	% of Total
North America Commercial P&C Insurance	$12,402	42%	$12,191	42%	$12,217	43%
North America Personal P&C Insurance	4,593	15%	4,399	15%	4,319	15%
North America Agricultural Insurance	1,569	5%	1,508	6%	1,316	5%
Overseas General Insurance	8,612	29%	8,131	28%	8,132	28%
Global Reinsurance	670	2%	704	2%	710	2%
Life Insurance	2,218	7%	2,101	7%	2,055	7%
Total	$30,064	100%	$29,034	100%	$28,749	100%

The results of operations of Chubb Corp are included from the acquisition date forward (i.e., after January 14, 2016). Additional financial information about our segments, including net premiums earned by geographic region, is included in
Note 14 to the Consolidated Financial Statements.

North America Commercial P&C Insurance (42 percent of 2018 Consolidated NPE)

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

The Major Accounts operations, which represented approximately 40 percent of North America Commercial P&C Insurance’s net premiums earned in 2018, are organized into the following distinct business units, each offering specialized products and services targeted at specific markets:

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

•	Property provides products and services including primary, quota share and excess all-risk insurance, risk management programs and services, commercial, inland marine, and aerospace products.

•
Casualty Risk provides coverages including umbrella and excess liability, environmental risk, casualty programs for commercial construction related projects for companies and institutions, and medical risk specialty liability products for the healthcare industry.

•	Surety offers a wide variety of surety products and specializes in underwriting both commercial and contract bonds and has the capacity for bond issuance on an international basis.

•
Accident & Health (A&H) products include employee benefit plans, occupational accident, student accident, and worldwide travel accident and global medical programs. With respect to products that include supplemental medical and hospital indemnity coverages, we typically pay fixed amounts for claims and are therefore insulated from rising healthcare costs. A&H also provides specialty personal lines products, including credit card enhancement programs (identity theft, rental car collision damage waiver, trip travel, and purchase protection benefits) distributed through affinity groups.

•
Financial Lines provides management liability and professional liability (D&O and E&O), transactional risk and cyber risk products to public companies as well as to private and not for profit organizations.

•
ESIS Inc. (ESIS) is an in-house third-party claims administrator that performs claims management and risk control services for domestic and international organizations as well as for the North America Commercial P&C Insurance segment. ESIS services include comprehensive medical managed care; integrated disability services; pre-loss control and risk management; health, safety and environmental consulting; salvage and subrogation; and healthcare recovery services. The net results for ESIS are included in North America Commercial P&C Insurance’s administrative expenses.

The Commercial Insurance operations, which include Small Commercial, represented approximately 40 percent of North America Commercial P&C Insurance’s net premiums earned in 2018. Commercial Insurance provides a broad range of P&C, professional lines, and A&H products targeted to U.S and Canadian-based middle market customers in a variety of industries with annual revenues generally greater than $30 million, while the Small Commercial operations provide a broad range of property and casualty, workers' compensation, small commercial management and professional liability for small businesses based in the U.S., targeted to customers with annual revenues up to $30 million.

•
Commercial Insurance products and services offered include traditional property and casualty lines of business, including Package, which combines property and general liability, workers' compensation, automobile, umbrella; financial lines of business, including professional liability, management liability and cyber risk coverage; and other lines including environmental, A&H, and international coverages. Commercial Insurance distributes its insurance products through a North American network of independent retail agents, regional brokers, and multinational and digital brokers. Generally, our customers purchase insurance through a single retail agent or broker, do not employ a risk management department, and do not retain significant risk through self-insured retentions. The majority of our customers purchase a Package product or a Portfolio product, which is a collection of insurance offerings designed to cover various needs.

•
Small Commercial Insurance products and services offered include property and casualty lines of business, including a business owner policy which contains property and general liability; financial lines, including professional liability, management liability, cyber risk; and other lines including workers’ compensation, automobile liability, and international coverages. Products are generally offered through a North American network of independent agents and brokers, as well as eTraditional, which are digital platforms where we electronically quote, bind, and issue for agents and brokers. An example of this is our North America Small Commercial Marketplace.

Wholesale and Specialty, which represented approximately 20 percent of North America Commercial P&C Insurance’s net premiums earned in 2018, comprises Westchester and Chubb Bermuda.

•
Westchester serves the market for business risks that tend to be hard to place or not easily covered by traditional policies due to unique or complex exposures. Products offered include wholesale excess and surplus lines property, casualty, environmental, professional liability, inland marine, and product recall coverages in the U.S., Canada, and Bermuda.

•
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

The Commercial Insurance and Small Commercial Insurance operations compete against numerous insurance companies ranging from large national carriers to small and mid-size insurers who provide specialty coverages and standard P&C products. Recent competitive developments include the growth of new digital-based distribution models.

Westchester competes against a number of large, national carriers as well as regional competitors and other entities offering risk alternatives such as self-insured retentions and captive programs. Chubb Bermuda competes against international commercial carriers writing business on an excess of loss basis.

North America Personal P&C Insurance (15 percent of 2018 Consolidated NPE)

Overview
The North America Personal P&C Insurance segment includes the business written by Chubb Personal Risk Services division, which includes high net worth personal lines business, with operations in the U.S. and Canada. This segment provides affluent and high net worth individuals and families with homeowners, automobile and collector cars, valuable articles (including fine arts), personal and excess liability, travel insurance, and recreational marine insurance and services. Our homeowners business, including valuable articles, represented 68 percent of North America Personal P&C Insurance’s net premiums earned in 2018.

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

Competitive Environment
Chubb Personal Risk Services competes against insurance companies of varying sizes that sell personal lines products through various distribution channels, including retail agents as well as online distribution channels. We achieve a competitive advantage through our ability to address the specific needs of high net worth families and individuals, to provide superior service to our customers, and to develop and deploy digital production and processes.

North America Agricultural Insurance (5 percent of 2018 Consolidated NPE)

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

Products and Distribution
Rain and Hail provides comprehensive MPCI and crop-hail insurance coverages.

•
MPCI is federally subsidized crop protection from numerous causes of loss, including drought, excessive moisture, freeze, disease and more. The MPCI program is offered in conjunction with the U.S. Department of Agriculture. MPCI products include revenue protection (defined as providing both commodity price and yield coverages), yield protection, margin protection, prevented planting coverage and replant coverage. For additional information on our MPCI program, refer to “Crop Insurance” under Item 7.

•
Crop-Hail coverage provides crop protection from damage caused by hail and/or fire, with options in some markets for other perils such as wind or theft. Coverage is provided on an acre-by-acre basis and is available in the U.S. and in some parts of Canada. Crop-Hail can be used in conjunction with MPCI or other comprehensive coverages to offset the deductible and provide protection up to the actual cash value of the crop.

Chubb Agribusiness comprises Commercial Agribusiness and Farm and Ranch Agribusiness.

•
Commercial Agribusiness offers specialty P&C coverages for commercial companies that manufacture, process and distribute agricultural products. Commercial products and services include property, general liability for premises/operations and product liability, commercial automobile, workers' compensation, employment practices liability coverage, built-in coverage for premises pollution, cyber and information security, and product withdrawal.

•
Farm and Ranch Agribusiness offers an extensive line of coverages for farming operations from Hobby/Gentleman farms to complex corporate farms and equine services including personal use, boarding, and training. Coverages include farm and ranch structures, machinery and other equipment, automobile and other vehicle coverages, and livestock.

Competitive Environment
Rain and Hail primarily operates in a federally regulated program where all approved providers offer the same product forms and rates through independent and/or captive agents. We seek a competitive advantage through our ability to provide superior service to our customers, including the development of digital solutions. Chubb Agribusiness competes against both national and regional competitors offering specialty P&C insurance coverages to companies that manufacture, process, and distribute agricultural products.

Overseas General Insurance (29 percent of 2018 Consolidated NPE)

Overview
The Overseas General Insurance segment comprises Chubb International and Chubb Global Markets (CGM). CGM, our London-based international specialty and excess and surplus lines business, includes Lloyd's of London (Lloyd's) Syndicate 2488, a wholly-owned Chubb syndicate supported by funds at Lloyd’s provided by Chubb Corporate Members. Syndicate 2488 has an underwriting capacity of £405 million for the Lloyd’s 2019 account year. The syndicate is managed by Chubb’s Lloyd’s managing agency, Chubb Underwriting Agencies Limited.

Products and Distribution
Chubb International maintains a presence in every major insurance market in the world and is organized geographically along product lines as follows: Europe, Asia Pacific, Eurasia and Africa, Far East, and Latin America. Products offered include P&C, A&H, specialty coverages, and personal lines insurance products and services. Chubb International's P&C business is generally written, on both a direct and assumed basis, through major international, regional, and local brokers and agents. Certain European branded products are also offered via an eTraditional digital-commerce platform, Chubb Online, that allows brokers to quote, bind, and issue specialty policies online, and Asia Pacific utilizes similar eTraditional platforms to quote, bind, and issue policies. Property insurance products include traditional commercial fire coverage as well as energy industry-related, marine, construction, and other technical coverages. Principal casualty products are commercial primary and excess casualty, environmental, and general liability. A&H and other consumer lines products are distributed through brokers, agents, direct marketing programs, including thousands of telemarketers, and sponsor relationships. The A&H operations primarily offer personal accident and supplemental medical coverages including accidental death, business/holiday travel, specified disease, disability, medical and hospital indemnity, and income protection. We are not in the primary healthcare business. With respect to our supplemental medical and hospital indemnity products, we typically pay fixed amounts for claims and are therefore largely insulated from the direct impact of rising healthcare costs. Chubb International specialty coverages include D&O, professional indemnity, energy, aviation, political risk, and specialty personal lines products. Chubb International's personal lines operations provide specialty products and services designed to meet the needs of specific target markets and include property damage, automobile, homeowners, and personal liability.

CGM offers products through its parallel distribution network via two legal entities, Chubb European Group SE (CEG) and Chubb Underwriting Agencies Limited, managing agent of Syndicate 2488. CGM uses the syndicate to underwrite P&C business on a global basis through Lloyd's worldwide licenses. CGM uses CEG to underwrite similar classes of business through its network of U.K. and European licenses, and in the U.S. where it is eligible to write excess and surplus lines business. Factors influencing the decision to place business with the syndicate or CEG include licensing eligibilities, capitalization requirements, and client/broker preference. All business underwritten by CGM is accessed through registered brokers. The main lines of business include aviation, property, energy, professional lines, marine, financial lines, political risk, and A&H.

Competitive Environment
Chubb International's primary competitors include U.S.-based companies with global operations, as well as non-U.S. global carriers and indigenous companies in regional and local markets. For the A&H lines of business, locally based competitors also include financial institutions and bank owned insurance subsidiaries. Our international operations have the distinct advantage of being part of one of the few international insurance groups with a global network of licensed companies able to write policies on a locally admitted basis. The principal competitive factors that affect the international operations are underwriting expertise and pricing, relative operating efficiency, product differentiation, producer relations, and the quality of policyholder services. A competitive strength of our international operations is our global network and breadth of insurance programs, which assist individuals and business organizations to meet their risk management objectives, while also having a significant presence in all of the countries in which we operate, giving us the advantage of accessing local technical expertise and regulatory environments, understanding local markets and culture, accomplishing a spread of risk, and offering a global network to service multinational accounts.

CGM is one of the preeminent international specialty insurers in London and is an established lead underwriter on a significant portion of the risks it underwrites for all lines of business. This leadership position allows CGM to set the policy terms and conditions of many of the policies written. All lines of business face competition, depending on the business class, from Lloyd's syndicates, the London market, and other major international insurers and reinsurers. Competition for international risks is also seen from domestic insurers in the country of origin of the insured. CGM differentiates itself from competitors through long standing experience in its product lines, its multiple insurance entities (Syndicate 2488 and CEG), and the quality of its underwriting and claims service.

Global Reinsurance (2 percent of 2018 Consolidated NPE)

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

Chubb Tempest Re International provides traditional and specialty P&C reinsurance to insurance companies worldwide, with emphasis on non-U.S. and Canadian risks. Chubb Tempest Re International writes all lines of traditional and specialty reinsurance including property risk and property catastrophe, casualty, marine, aviation, and specialty through our London- and Zurich-based offices. The London-based office of Chubb Tempest Re International focuses on the development of business sourced through London market brokers. The Zurich-based office focuses on providing reinsurance to continental European insurers via continental European brokers while also serving Asian and Latin American markets. The London- and Zurich-based offices write a diverse book of international business using Syndicate 2488, CEG, and CISL. Chubb Tempest Re International underwrites reinsurance on both a proportional and excess of loss basis.

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

Life Insurance (7 percent of 2018 Consolidated NPE)

Overview
The Life segment comprises Chubb's international life operations (Chubb Life), Chubb Tempest Life Re (Chubb Life Re), and the North American supplemental A&H and life business of Combined Insurance.

Products and Distribution
Chubb Life provides individual life and group benefit insurance primarily in developing markets, including Hong Kong, Indonesia, South Korea, Taiwan, Thailand, Vietnam, and Egypt; also throughout Latin America; selectively in Europe; and in China through a non-consolidated joint venture insurance company. Chubb Life offers a broad portfolio of protection and savings products including whole life, endowment plans, individual term life, group term life, medical and health, personal accident, credit life, universal life, Group Employee benefits, unit linked contracts, and credit protection insurance for automobile, motorcycle and home loans. The policies written by Chubb Life generally provide funds to beneficiaries of insureds after death and/or protection and/or savings benefits while the contract owner is living. Chubb Life sells to consumers through a variety of distribution channels including captive and independent agencies, bancassurance, worksite marketing, retailers, brokers, telemarketing, mobilassurance, and direct to consumer marketing. We continue to expand Chubb Life with a focus on opportunities in developing markets that we believe will result in strong and sustainable operating profits as well as a favorable return on capital commitments over time. Our dedicated captive agency distribution channel, whereby agents sell Chubb Life products exclusively, enables us to maintain direct contact with the individual consumer, promote quality sales practices, and exercise greater control over the future of the business. We have developed a substantial sales force of agents principally located in our Asia-Pacific countries. Chubb also maintains approximately 36 percent direct and indirect ownership interest in Huatai Life Insurance Co., Ltd. (Huatai Life), which commenced operations in 2005 and has since grown to become one of the larger life insurance foreign joint ventures in China. Huatai Life offers a broad portfolio of insurance products through a variety of distribution channels including approximately 450 licensed sales locations in 19 Chinese provinces.

Chubb Life Re's core business is a Bermuda-based operation which provides reinsurance to primary life insurers, focusing on guarantees included in certain variable annuity products and also on more traditional mortality reinsurance protection. Chubb Life Re's U.S.-based traditional life reinsurance operation was discontinued for new business in January 2010. Since 2007, Chubb Life Re has not quoted on new opportunities in the variable annuity reinsurance marketplace and our focus has been on managing the current portfolio of risk, both in the aggregate and on a contract basis. This business is managed with a long-term perspective and short-term earnings volatility is expected.

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

Actuaries in each region work closely with the underwriting teams to provide additional expertise in the underwriting process. We use internal and external data together with sophisticated analytical, catastrophe loss and risk modeling techniques to ensure an appropriate understanding of risk, including diversification and correlation effects, across different product lines and territories. We recognize that climate changes and weather patterns are integral to our underwriting process and we continually adjust our process to address these changes. This is intended to help to ensure that losses are contained within our risk tolerance and appetite for individual product lines, businesses, and Chubb as a whole. Our use of such tools and data also reflects an understanding of their inherent limitations and uncertainties.

We also purchase protection from third parties, including, but not limited to, reinsurance as a tool to diversify risk and limit the net loss potential of catastrophes and large or unusually hazardous risks. For additional information refer to "Risk Factors" under Item 1A, “Reinsurance Protection”, below, “Catastrophe Management” and “Natural Catastrophe Property Reinsurance Program”, under Item 7, and Note 4 to the Consolidated Financial Statements, under Item 8.

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

In general, we seek to place our reinsurance with highly rated companies with which we have a strong trading relationship. For additional information refer to “Catastrophe Management” and “Natural Catastrophe Property Reinsurance Program” under Item 7, and Note 4 to the Consolidated Financial Statements, under Item 8.

Unpaid Losses and Loss Expenses
We establish reserves for unpaid losses and loss expenses, which are estimates of future payments on reported and unreported claims for losses and related expenses, with respect to insured events that have occurred. These reserves are recorded in Unpaid losses and loss expenses in the Consolidated balance sheets. The process of establishing loss and loss expense reserves for P&C claims can be complex and is subject to considerable uncertainty as it requires the use of informed estimates and judgments based on circumstances known at the date of accrual. These estimates and judgments are based on numerous factors, and may be revised as additional experience and other data become available and are reviewed, as new or improved methodologies are developed, or as laws change. Internal actuaries regularly analyze the levels of loss and loss expense reserves, taking into consideration factors that may impact the ultimate settlement value of the unpaid losses and loss expenses. These analyses could result in future changes in the estimates of loss and loss expense reserves or reinsurance recoverables and any such changes would be reflected in our results of operations in the period in which the estimates are changed. Losses and loss expenses are charged to income as incurred. The reserve for unpaid losses and loss expenses represents the estimated ultimate losses and loss expenses less paid losses and loss expenses, and comprises case reserves and incurred but not reported (IBNR) reserves. With the exception of certain structured settlements, for which the timing and amount of future claim payments are reliably determinable, and certain reserves for unsettled claims that are discounted in statutory filings, our loss reserves are not discounted for the time value of money. In connection with such structured settlements and certain reserves for unsettled claims, we carried net discounted reserves of $73 million at December 31, 2018.

For each product line, management, after consultation with internal actuaries, develops a “best estimate” of the ultimate settlement value of the unpaid losses and loss expenses that it believes provides a reasonable estimate of the required reserve. We evaluate our estimates of reserves quarterly in light of developing information. While we are unable at this time to determine whether additional reserves may be necessary in the future, we believe that our reserves for unpaid losses and loss expenses are adequate at December 31, 2018. Future additions to reserves, if needed, could have a material adverse effect on our financial condition, results of operations, and cash flows. For additional information refer to “Critical Accounting Estimates – Unpaid losses and loss expenses”, under Item 7, and Note 6 to the Consolidated Financial Statements, under Item 8.

Investments
Our objective is to maximize investment income and total return while ensuring an appropriate level of liquidity, investment quality, and diversification. As such, Chubb's investment portfolio is invested primarily in investment-grade fixed-income securities as measured by the major rating agencies. We do not allow leverage in our investment portfolio.

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

For additional information regarding the investment portfolio, including breakdowns of the sector and maturity distributions, refer to Note 2 to the Consolidated Financial Statements under Item 8.

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

Group Supervision
In 2012, the Pennsylvania Insurance Department (Department), in consultation with other insurance regulatory bodies that oversee Chubb's insurance activities, convened the first Chubb Supervisory College (College). Regulators from approximately ten jurisdictions attended the College in Philadelphia, Pennsylvania, during which the supervisors reviewed information on Chubb. The Department, in cooperation with the other supervisory college regulators, published a notice of its determination that it is the appropriate group-wide supervisor for Chubb.

Since 2012, the College has convened bi-annually in-person, with the most recent in-person College held in Philadelphia in September 2018. In July 2017, the College convened its first interim College teleconference and the next such interim College teleconference is tentatively scheduled for July 2019. During these meetings, the College reviewed extensive information about Chubb's businesses, without material adverse comment.

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

We are also required to file an annual report with the Department, reflecting our internal assessment of material risks associated with our current business plan and the sufficiency of our capital resources to support those risks.

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

Additionally, on October 24, 2017, the NAIC adopted an Insurance Data Security Model Law, which require licensed insurance entities to comply with detailed information security requirements. The NAIC model law is similar in many respects to the NYDFS Cybersecurity Regulation.

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

Bermuda domiciled subsidiaries must prepare and file with the BMA, audited annual statutory financial statements and audited annual financial statements prepared in accordance with accounting principles generally accepted in the U.S. (GAAP), International Financial Reporting Standards (IFRS), or any such other generally accepted accounting principles as the BMA may recognize. These audited financial statements are made public by the BMA. The Insurance Act prescribes rules for the preparation and content of the statutory financial statements that require Bermuda domiciled subsidiaries to give detailed information and analyses regarding premiums, claims, reinsurance, and investments. In addition, the Bermuda domiciled subsidiaries are required to prepare and publish a Financial Condition Report (FCR). The FCR provides details of measures governing the business operations, corporate governance framework, solvency and financial performance. The FCR must be filed with the BMA and requires Bermuda insurance companies to make the FCR publicly available.

Effective January 1, 2016, Bermuda implemented a new solvency and risk management regime which has been deemed equivalent to the European Union's (EU) Solvency II regime. Bermuda statutory reporting rules have been amended to introduce an economic balance sheet (EBS) framework. The Bermuda domiciled subsidiaries submitted their first annual filings under the EBS framework in April 2017.

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

In order to minimize the risk of a shortfall in capital arising from an unexpected adverse deviation and in moving towards the implementation of a risk based capital approach, the BMA has established a threshold capital level, (termed the Target Capital Level (TCL)), set at 120 percent of ECR, that serves as an early warning tool for the BMA. Failure to maintain statutory capital at least equal to the TCL would likely result in increased BMA regulatory oversight.

Under the Insurance Act, Chubb's Bermuda domiciled subsidiaries are prohibited from declaring or paying any dividends of more than 25 percent of total statutory capital and surplus, as shown in its previous financial year unconsolidated statutory balance sheet, unless at least seven days before payment of the dividends, it files with the BMA an affidavit that it will continue to meet its required solvency margins. Furthermore, Bermuda domiciled subsidiaries may only declare and pay a dividend from retained earnings and a dividend or distribution from contributed surplus if it has no reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due, or if the realizable value of its assets would be less than the aggregate of its liabilities and its issued share capital and share premium accounts.

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

On June 23, 2016, the United Kingdom (UK) voted in a national referendum to withdraw from the EU. In anticipation of the UK leaving the EU, effective January 1, 2019, we have redomiciled our European headquarters to France. Paris is the principal office for our Continental European operations. We have a significant investment there in both financial and human resources, as well as a large portfolio of commercial and consumer insurance business throughout France. Following the anticipated withdrawal of the UK from the EU, Chubb will continue to have a substantial presence in London in addition to its offices and operations across the UK and EU.

The EU’s General Data Protection Regulation (GDPR) came into effect on May 25, 2018, and requires businesses operating in the EU or foreign business offering goods and services to or monitoring the behavior of customers in the EU, to comply with onerous accountability obligations and significantly enhanced conditions to processing personal data. For example, the GDPR has more rigorous rules for obtaining consent on the use of personal data and more stringent guidelines to demonstrate compliance. The GDPR also has specific requirements regarding the transfer of data out of the EU, including only transfers to countries deemed to have adequate data protection laws.

The EU’s executive body, the European Commission, implemented new capital adequacy and risk management regulations for the European insurance industry, known as Solvency II, which aims to establish a revised set of EU-wide capital requirements and risk management standards that replaced the Solvency I requirements. The Solvency II requirements were effective January 1, 2016 for our European operations. Our capital management strategies, results of operations, and financial condition were not materially affected by the Solvency II requirements.

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

•
Risk Modeling: develop and use various data-sets, analytical tools, metrics and processes (including economic capital models and advanced analytics, including catastrophe models to quantify natural catastrophe risk for product pricing, risk management, capital allocation and to simulate and estimate hurricane losses) that help business and corporate leaders make informed underwriting, portfolio management and risk management decisions within a consistent risk/reward framework;

•	Governance:

◦	establish and coordinate risk guidelines that reflect the corporate appetite for risk;

◦	monitor exposure accumulations relative to established guidelines; and

◦
ensure effective internal risk management communication up to management and the Board, (including our Risk & Finance Committee and our Nominating & Governance Committee), down to the various business units and legal entities, and across the firm; and

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

Tax Matters
Refer to “Risk Factors”, under Item 1A and Note 1 o) and Note 7 to the Consolidated Financial Statements, under Item 8.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position
Evan G. Greenberg	64	Chairman, President, Chief Executive Officer, and Director
John W. Keogh	54	Executive Vice Chairman and Chief Operating Officer
Philip V. Bancroft	59	Executive Vice President and Chief Financial Officer
John J. Lupica	53	Vice Chairman; President, North America Major Accounts & Specialty Insurance
Joseph F. Wayland	61	Executive Vice President and General Counsel
Sean Ringsted	56	Executive Vice President, Chief Digital Officer, and Chief Risk Officer
Timothy A. Boroughs	69	Executive Vice President and Chief Investment Officer
Paul J. Krump	59	Executive Vice President; President, North America Commercial and Personal Insurance
Juan C. Andrade	53	Executive Vice President; President, Overseas General Insurance

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
We have substantial exposure to losses resulting from natural disasters, man-made catastrophes such as terrorism or cyber-attack, and other catastrophic events, including pandemics. This could impact a variety of our businesses, including our commercial and personal lines, and life and accident and health (A&H) products. Catastrophes can be caused by various events, including hurricanes, typhoons, earthquakes, hailstorms, droughts, explosions, severe winter weather, fires, war, acts of terrorism, nuclear accidents, political instability, and other natural or man-made disasters, including a global or other wide-impact pandemic or a significant cyber-attack. The last several years saw a particularly significant set of catastrophes, principally in the form of Hurricanes Harvey, Irma, Maria, Florence, and Michael; the global cyber-attacks known as WannaCry and Petya; and significant California wildfires. The incidence and severity of catastrophes are inherently unpredictable and our losses from catastrophes could be substantial. In addition, climate change and resulting changes in global temperatures, weather patterns, and sea levels may both increase the frequency and severity of natural catastrophes and the resulting losses in the future and impact our risk modeling assumptions. We cannot predict the impact that changing climate conditions, if any, may have on our results of operations or our financial condition. Additionally, we cannot predict how legal, regulatory and/or social responses to concerns around global climate change may impact our business. The occurrence of claims from catastrophic events could result in substantial volatility in our results of operations or financial condition for any fiscal quarter or year. The historical incidence for events such as earthquakes, pandemics and cyber-attacks is infrequent and may not be representative of contemporary exposures and risks. As an example, increases in the values and concentrations of insured property may increase the severity of these occurrences in the future. Although we attempt to manage our exposure to such events through the use of underwriting controls, risk models, and the purchase of third-party reinsurance, catastrophic events are inherently unpredictable and the actual nature of such events when they occur could be more frequent or severe than contemplated in our pricing and risk management expectations. As a result, the occurrence of one or more catastrophic events could have an adverse effect on our results of operations and financial condition.

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

Included in our loss reserves are liabilities for latent claims such as asbestos and environmental (A&E), which are principally related to claims arising from remediation costs associated with hazardous waste sites and bodily-injury claims related to exposure to asbestos products and environmental hazards. At December 31, 2018, gross A&E liabilities represented approximately 3.4 percent of our loss reserves. The estimation of these liabilities is subject to many complex variables including: the current legal environment; specific settlements that may be used as precedents to settle future claims; assumptions regarding trends with respect to claim severity and the frequency of higher severity claims; assumptions regarding the ability to allocate liability among defendants (including bankruptcy trusts) and other insurers; the ability of a claimant to bring a claim in a state in which it has no residency or exposure; the ability of a policyholder to claim the right to non-products coverage; whether high-level excess policies have the potential to be accessed given the policyholder's claim trends and liability situation; payments to unimpaired claimants; and the potential liability of peripheral defendants. Accordingly, the ultimate settlement of losses, arising from either latent or non-latent causes, may be significantly greater or less than the loss and loss expense reserves held at the balance sheet date. In particular the amount and timing of the settlement of our P&C liabilities are uncertain and our actual payments could be higher than contemplated in our loss reserves owing to the impact of insurance, judicial decisions, and/or social inflation. If our loss reserves are determined to be inadequate, we may be required to increase loss reserves at the time of the determination and our net income and capital may be reduced.

The effects of emerging claim and coverage issues on our business are uncertain.
As industry practices and legislative, regulatory, judicial, social, financial, technological and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the frequency and severity of claims. In some instances, these changes may not become apparent until after we have issued insurance or reinsurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance or reinsurance contracts may not be known for many years after issuance.

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

There is no guarantee our desired amounts of reinsurance or retrocessional reinsurance will be available in the marketplace in the future. In addition to capacity risk, the remaining capacity may not be on terms we deem appropriate or acceptable or with companies with whom we want to do business. Finally, we face some degree of counterparty risk whenever we purchase reinsurance or retrocessional reinsurance. Consequently, the insolvency of these counterparties, or the inability, or unwillingness of any of our present or future reinsurers to make timely payments to us under the terms of our reinsurance or retrocessional agreements could have an adverse effect on us. At December 31, 2018, we had $16.2 billion of reinsurance recoverables, net of reserves for uncollectible recoverables.

Certain active Chubb companies are primarily liable for A&E and other exposures they have reinsured to our inactive run-off company Century Indemnity Company (Century). At December 31, 2018, the aggregate reinsurance balances ceded by our active subsidiaries to Century were approximately $1.5 billion. Should Century's loss reserves experience adverse development in the future and should Century be placed into rehabilitation or liquidation, the reinsurance recoverables due from Century to its affiliates would be payable only after the payment in full of third party expenses and liabilities, including administrative expenses and direct policy liabilities. Thus, the intercompany reinsurance recoverables would be at risk to the extent of the shortage of assets remaining to pay these recoverables. While we believe the intercompany reinsurance recoverables from Century are not impaired at this time, we cannot assure that adverse development with respect to Century's loss reserves, if manifested, will not result in Century's insolvency, which could result in our recognizing a loss to the extent of any uncollectible reinsurance from Century. This could have an adverse effect on our results of operations and financial condition.

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

Under reinsurance programs covering variable annuity guarantees, we assumed the risk of guaranteed minimum death benefits (GMDB) and guaranteed living benefits (GLB), principally guaranteed minimum income benefits (GMIB), associated with variable annuity contracts. We ceased writing this business in 2007. Our net income is directly impacted by changes in the reserves calculated in connection with the reinsurance of GMDB and GLB liabilities. In addition, our net income is directly impacted by the change in the fair value of the GLB liability. Reported liabilities for both GMDB and GLB reinsurance are determined using internal valuation models which require considerable judgment and are subject to significant uncertainty. Refer to the “Critical Accounting Estimates – Guaranteed living benefits (GLB) derivatives” under Item 7 and “Quantitative and Qualitative Disclosures about Market Risk – Reinsurance of GMDB and GLB guarantees” under Item 7A for additional information on the assumptions used in this program. We view our variable annuity reinsurance business as having a similar risk profile to that of catastrophe reinsurance, with the probability of long-term economic loss relatively small at the time of pricing. Adverse changes in market factors and policyholder behavior will have an impact on both Life Insurance underwriting income and consolidated net income.

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

In accordance with industry practice, we generally pay amounts owed on claims to brokers who, in turn, remit these amounts to the insured or ceding insurer. Although the law is unsettled and depends upon the facts and circumstances of the particular case, in some jurisdictions, if a broker fails to make such a payment, we might remain liable to the insured or ceding insurer for the deficiency. Conversely, in certain jurisdictions, if a broker does not remit premiums paid for these policies over to us, these premiums might be considered to have been paid and the insured or ceding insurer will no longer be liable to us for those amounts, whether or not we have actually received the premiums from the broker. Consequently, we assume a degree of credit risk associated with a broker with whom we transact business. However, due to the unsettled and fact-specific nature of the law, we are unable to quantify our exposure to this risk. To date, we have not experienced any material losses related to this credit risk.

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

Since we depend on a few distribution and bancassurance partners for a large portion of our revenues, loss of business provided by any one of them could adversely affect us.
We market our insurance and reinsurance worldwide primarily through independent insurance agents, insurance and reinsurance brokers, and bancassurance relationships. Accordingly, our business is dependent on the willingness of these agents and brokers to recommend our products to their customers, who may also promote and distribute the products of our competitors. Deterioration in relationships with our agent and broker distribution network or their increased promotion and distribution of our competitors' products could adversely affect our ability to sell our products. Loss of all or a substantial portion of the business provided by one or more of these agents and brokers could have an adverse effect on our business.

Financial

Our investment performance may affect our financial results and our ability to conduct business.
Our investment assets are invested by professional investment management firms under the direction of our management team in accordance with investment guidelines approved by the Risk & Finance Committee of the Board of Directors. Although our investment guidelines stress diversification of risks and conservation of principal and liquidity, our investments are subject to market risks and risks inherent in individual securities. Interest rates are highly sensitive to many factors, including inflation, monetary and fiscal policies, and domestic and international political conditions. Given the risk that London Interbank Offered Rate (LIBOR) may no longer be available, we are monitoring industry efforts via our external investment managers to transition away from LIBOR by the end of 2021. The volatility of our losses may force us to liquidate securities, which may cause us to incur capital losses. Realized and unrealized losses in our investment portfolio would reduce our book value, and if significant, can affect our ability to conduct business.

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

As stated, our fixed income portfolio is primarily invested in high quality, investment-grade securities. However, a smaller portion of the portfolio, approximately 15 percent at December 31, 2018, is invested in below investment-grade securities. These securities, which pay a higher rate of interest, also have a higher degree of credit or default risk and may also be less liquid in times of economic weakness or market disruptions. While we have put in place procedures to monitor the credit risk and liquidity of our invested assets, it is possible that, in periods of economic weakness (such as recession), we may experience credit or default losses in our portfolio, which could adversely affect our results of operations and financial condition.

As a part of our ongoing analysis of our investment portfolio, we are required to assess whether the debt and equity securities we hold for which we have recorded an unrealized loss have been “other-than-temporarily impaired” under GAAP, which implies an inability to recover the full economic benefits of these securities. Refer to Note 2 to the Consolidated Financial Statements for additional information. This analysis requires a high degree of judgment and requires us to make certain assessments about the potential for recovery of the assets we hold. Declines in relevant stock and other financial markets, and other factors impacting the value of our investments, could result in impairments and could adversely affect our net income and other financial results.

We may require additional capital or financing sources in the future, which may not be available or may be available only on unfavorable terms.
Our future capital and financing requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses, as well as our investment performance and capital expenditure obligations, including with respect to acquisitions. We may need to raise additional funds through financings or access funds through existing or new credit facilities or through short-term repurchase agreements. We also from time to time seek to refinance debt or credit as amounts become due or commitments expire. Any equity or debt financing or refinancing, if available at all, may be on terms that are not favorable to us. In the case of equity financings, dilution to our shareholders could result, and in any case, such securities may have rights, preferences, and privileges that are senior to those of our Common Shares. Our access to funds under existing credit facilities is dependent on the ability of the banks that are parties to the facilities to meet their funding commitments. Under Swiss law we would be prohibited from selling shares in an equity financing at a purchase price below our then-current par value. If we cannot obtain adequate capital or sources of credit on favorable terms, or at all, we could be forced to use assets otherwise available for our business operations, and our business, results of operations, and financial condition could be adversely affected.

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
The consequences of adverse global or regional market and economic conditions may affect (among other aspects of our business) the demand for and claims made under our products, the ability of customers, counterparties, and others to establish or maintain their relationships with us, our ability to access and efficiently use internal and external capital resources, the availability of reinsurance protection, the risks we assume under reinsurance programs covering variable annuity guarantees, and our investment performance. The increasing impact of climate change could affect our cost of claims, loss ratios, and financial results. Volatility in the U.S. and other securities markets may adversely affect our stock price.

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
Chubb Limited is a holding company that owns shares of its operating insurance and reinsurance subsidiaries and does not itself have any significant operations or liquid assets. Dividends and other permitted distributions from our insurance subsidiaries are a primary source of funds to meet ongoing cash requirements, including any future debt service payments and other expenses, and to pay dividends to our shareholders. Some of our insurance subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. The inability of our insurance subsidiaries to pay dividends (or other intercompany amounts due, such as intercompany debt obligations) in an amount sufficient to enable us to meet our cash requirements at the holding company level could have an adverse effect on our operations and our ability to pay dividends to our shareholders and/or meet our debt service obligations.

Our operating results and shareholders' equity may be adversely affected by currency fluctuations.
Our reporting currency is the U.S. dollar. In general, we match assets and liabilities in local currencies. Where possible, capital levels in local currencies are limited to satisfy minimum regulatory requirements and to support local insurance operations. The principal currencies creating foreign exchange risk are the British pound sterling, the euro, the Mexican peso, the Brazilian real, the Korean won, the Canadian dollar, the Japanese yen, the Thai baht, the Australian dollar, and the Hong Kong dollar. At December 31, 2018, approximately 20.7 percent of our net assets were denominated in foreign currencies. We may experience losses resulting from fluctuations in the values of non-U.S. currencies, which could adversely impact our results of operations and financial condition.

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
We are subject to numerous U.S. federal and state laws and non-U.S. regulations governing the protection of personal and confidential information of our clients and employees, including in relation to medical records, credit card data and financial information. These laws and regulations are increasing in complexity and number, change frequently and sometimes conflict.

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

Additionally, on October 24, 2017, the National Association of Insurance Commissioners (NAIC) adopted an Insurance Data Security Model Law, which requires licensed insurance entities to comply with detailed information security requirements. The NAIC model law is similar in many respects to the NYDFS Cybersecurity Regulation and has been adopted by a few states and is under consideration by others. It is not yet known whether or not, and to what extent, states legislatures or insurance regulators where we operate will enact the Insurance Data Security Model Law in whole or in part, or in a modified form. Such enactments, especially if inconsistent between states or with existing laws and regulations could raise compliance costs or increase the risk of noncompliance, with the attendant risk of being subject to regulatory enforcement actions and penalties, as well as reputational harm. Any such events could potentially have an adverse impact on our business, financial condition or results of operations.

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

The EU General Data Protection Regulation (the “GDPR”), which became effective on May 25, 2018, is a comprehensive regulation applying across all EU member states. All of our business units (regardless of whether they are located in the EU) may be subject to the GDPR when personal data is processed in relation to the offer of goods and services to individuals within the EU. Our compliance with GDPR requires preparation, expenditures, and ongoing compliance efforts. Further, enforcement priorities and interpretation of certain of the GDPR's provisions are still unclear. Under the GDPR there are penalties for noncompliance which could result in a material fine for certain activities of up to 4 percent of a firm’s global annual revenue per violation. Our failure to comply with GDPR and other countries’ privacy or data security-related laws, rules or regulations could result in significant penalties imposed by regulators, which could have an adverse effect on our business, financial condition and results of operations.

Significant other comprehensive privacy laws have been enacted by other countries, most notably the California Consumer Privacy Act (CCPA) and Brazil’s Lei Geral de Protecao de Dados, which may affect our use of data and could affect our operations and subject us to fines and actions for noncompliance. In the U.S., there are ongoing discussions regarding a National Privacy Law. New laws similar to the GDPR are expected to be enacted in coming years in additional countries in which we operate.

Political uncertainty in the United Kingdom and the European Union may lead to volatility and/or have an adverse effect on our business, our liquidity and financial condition, and our stock price.
On June 23, 2016, the United Kingdom (U.K.) voted in a national referendum to withdraw from the European Union (EU). On March 29, 2017, the U.K. government gave notice to the EU, under Article 50(2) of the Treaty on EU, of the U.K.’s intention to withdraw from the EU.

The expected exit of the U.K. from the EU, or prolonged periods of uncertainty relating to such a possibility could result in significant macroeconomic deterioration including, but not limited to, decreases in global stock exchange indices, increased foreign exchange volatility (in particular a further weakening of the pound sterling and euro against other leading currencies), decreased GDP in the U.K., and a downgrade of the U.K.’s sovereign credit rating. In addition, these events if sufficiently extreme could push the U.K., Eurozone, and/or United States into an economic recession any of which, were they to occur, would further destabilize the global financial markets and could have a material adverse effect on our business, financial condition, and results of operations. We have significant operations in the U.K. and other EU member states. In anticipation of the U.K. leaving the EU as expected in 2019, effective January 1, 2019, we have redomiciled our European headquarters to France. Paris is the principal office for our Continental European operations. We have a significant investment there in both financial and human resources, as well as a large portfolio of commercial and consumer insurance business throughout France.

Following the withdrawal of the U.K. from the EU, Chubb will continue to have a substantial presence in London in addition to its offices and operations across the U.K. and EU.

The rules governing the EU Single Market (which is made up of the 27 other EU member states and to some extent, Iceland, Liechtenstein, and Norway (together, the European Economic Area or EEA)) require local risks to be underwritten by a local authorized insurer, an EEA authorized insurer or a non-local insurer with the benefit of an EU “passport”. As such, U.K. insurers (as well as EEA insurers operating as passported branches in the U.K., such as our French companies Chubb European Group SE and ACE Europe Life SE), are currently able to underwrite risks from the U.K. into EEA member states via a “passport”. If the withdrawal agreement in its current form is entered into, the U.K. will withdraw from the EU Single Market, in which case our passporting rights would be lost. In addition, there can be no assurance that there will be any agreement between the U.K. and the EU by the date on which the U.K. withdraws from the EU, by the end of any transitional period, or at all. In particular, the terms of the U.K.'s exit from the EU and the framework for future discussions on the terms of the U.K.'s relationship with the EU is subject to approval by the U.K. Parliament, which may not be given. As such, there is a possibility that the withdrawal agreement will not be approved by the U.K. Parliament, and that the U.K. will withdraw from the EU without any withdrawal agreement. In addition, any free trade agreement that is subsequently concluded between the U.K. and the EU may not maintain the passporting rights of U.K. insurers nor deem relevant U.K. regulations to be equivalent to those of the EU. In the event that, following the U.K.’s withdrawal from the EU, U.K. insurers are unable to access the EU Single Market via a passporting arrangement, a regulatory equivalence regime or other similar arrangement, such insurers may not be able to underwrite risks into EEA member states except through local branches incorporated in the EEA. Such branches might require local authorization, regulatory and prudential supervision, and capital to be deposited. As an EEA authorized insurer, Chubb will be able to continue to underwrite local risks across the EU Single Market. On July 24, 2018, the U.K. government legislated the Temporary Permissions Regime which allows U.K. branches of EEA authorized insurers to continue underwriting U.K. insurance business if the U.K. leaves the EU on March 29, 2019 without a withdrawal agreement, while the insurer seeks local authorization from the U.K. regulator, which might require local capital to be deposited. We have commenced implementation of plans to ensure that following the date of the U.K.'s exit from the EU, our French companies, Chubb European Group SE and ACE Europe Life SE, will be able to underwrite risks across the EEA via a "passport", and the U.K. branches of these companies will have the benefit of the U.K.'s Temporary Permissions Regime, allowing them to continue to carry on insurance business in the U.K. for the period of up to three years following the date of the U.K.'s exit from the EU or until the relevant entity obtains branch authorization from the Prudential Regulatory Authority. However, any change to the terms of the U.K.’s access to the EU Single Market following the withdrawal of the U.K. from the EU could still have a material adverse effect on our business, financial condition, and results of operations.

Chubb underwrites P&C business on a global basis through Lloyd's of London (Lloyd's). Effective January 1, 2019, Lloyd's launched the Lloyd's Insurance Company which enables Lloyd's to continue to write insurance and reinsurance in EEA member states through an alternative entity in its group located in Brussels, following the U.K.'s withdrawal from the EU. Lloyd's has announced its intention to transfer all existing EEA business from the U.K. entity to the Lloyd's Insurance Company through a regulatory process called a Part VII transfer.

Our worldwide operations, particularly in developing nations, expose us to global geopolitical developments that could have an adverse effect on our business, liquidity, results of operations, and financial condition.
With operations in 54 countries and territories, we provide insurance and reinsurance products and services to a diverse group of clients worldwide, including operations in various developing nations. Both current and future foreign operations could be adversely affected by unfavorable geopolitical developments including law changes; tax changes; changes in trade policies; changes to visa or immigration policies; regulatory restrictions; government leadership changes; political events and upheaval; sociopolitical instability; social, political or economic instability resulting from climate change; and nationalization of our operations without compensation. Adverse activity in any one country could negatively impact operations, increase our loss exposure under certain of our insurance products, and could, otherwise, have an adverse effect on our business, liquidity, results of operations, and financial condition depending on the magnitude of the events and our net financial exposure at that time in that country.

A failure in our operational systems or infrastructure or those of third parties, including due to security breaches or cyber-attacks, could disrupt business, damage our reputation, and cause losses.
Our operations rely on the secure processing, storage, and transmission of confidential and other information and assets, including in our computer systems and networks and those of third-party service providers. Our business depends on effective information security and systems and the integrity and timeliness of the data our information systems use to run our business. Our ability to adequately price products and services, to establish reserves, to provide effective, efficient and secure service to our customers, to value our investments and to timely and accurately report our financial results also depends significantly on the integrity and availability of the data we maintain, including that within our information systems, as well as data in and assets held through third-party service providers and systems. In an effort to ensure the integrity of such data, we implement new security measures and systems, including the use of confidential intellectual property, and improve or upgrade our existing security measures and systems on a continuing basis. The instances of major cyber incidents have continued to expand in recent years, as exemplified by the 2017 "Petya" and “WannaCry” ransomware attacks. Although we have implemented administrative and technical controls and have taken protective actions to reduce the risk of cyber incidents and to protect our information technology and assets, and although we additionally endeavor to modify such procedures as circumstances warrant and negotiate agreements with third-party providers to protect our assets, such measures may be insufficient to prevent unauthorized access, computer viruses, malware or other malicious code or cyber-attack, business compromise attacks, catastrophic events, system failures and disruptions (including in relation to new security measures and systems), employee errors or malfeasance, third party (including outsourced service providers) errors or malfeasance, loss of assets and other events that could have security consequences (each, a Security Event). In some cases, such events may not be immediately detected. As the breadth and complexity of our security infrastructure continues to grow, the potential risk of a Security Event increases. Like other global companies, we have from time to time experienced Security Events, none of which had, individually or in the aggregate, an adverse impact on our business, results of operations, or financial condition. If additional Security Events occur, these events may jeopardize Chubb's or its clients' or counterparties' confidential and other information processed and stored within Chubb, and transmitted through its computer systems and networks, or otherwise cause interruptions, delays, or malfunctions in Chubb's, its clients', its counterparties', or third parties' operations, or result in data loss or loss of assets which could result in significant losses, reputational damage or an adverse effect on our operations and critical business functions. Chubb may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures and to pursue recovery of lost data or assets and we may be subject to litigation and financial losses that are either not insured against or not fully covered by insurance maintained.

The regulatory environment surrounding information security and privacy is increasingly demanding. We are subject to numerous U.S. federal and state laws and regulations in jurisdictions outside the U.S. governing the protection of personal and confidential information of our clients or employees, including in relation to medical records, credit card data and financial information. These laws and regulations are increasing in complexity and number, change frequently and sometimes conflict. Evolving cyber and data privacy laws and regulations and resulting changes to our business practices may affect our businesses and revenue sources. If any person, including any of our employees or those with whom we share such information, negligently disregards or intentionally breaches our established controls with respect to our client data, or otherwise mismanages or misappropriates that data, we could be subject to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions.

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
We use various modeling techniques (e.g., scenarios, predictive, stochastic and/or forecasting) and data analytics to analyze and estimate exposures, loss trends and other risks associated with our assets and liabilities. We use the modeled outputs and related analyses to assist us in decision-making (e.g., underwriting, pricing, claims, reserving, reinsurance, and catastrophe risk) and to maintain competitive advantage. The modeled outputs and related analyses are subject to various assumptions, uncertainties, model errors and the inherent limitations of any statistical analysis, including the use of historical internal and industry data. In addition, the modeled outputs and related analyses may from time to time contain inaccuracies, perhaps in material respects, including as a result of inaccurate inputs or applications thereof. Climate change may make modeled outcomes less certain or produce new, non-modeled risks. Consequently, actual results may differ materially from our modeled results. If, based upon these models or other factors, we misprice our products or underestimate the frequency and/or severity of loss events, or overestimate the risks we are exposed to, new business growth and retention of our existing business may be adversely affected which could have an adverse effect on our results of operations and financial condition.

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
Acquisitions involve numerous operational, strategic, financial, accounting, legal, tax, and other risks; potential liabilities associated with the acquired businesses; and uncertainties related to design, operation and integration of acquired businesses’ internal controls over financial reporting. Difficulties in integrating an acquired company, along with its personnel, may result in the acquired company performing differently than we expected, in operational challenges or in our failure to realize anticipated expense-related efficiencies. Our existing businesses could also be negatively impacted by acquisitions. In addition, goodwill and intangible assets recorded in connection with insurance company acquisitions may be impaired if premium growth, underwriting profitability, agency retention and policy persistency, among other factors, differ from expectations.

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
New tax legislation known as the Tax Cuts and Jobs Act (2017 Tax Act) became law in the U.S. on December 22, 2017. In addition to reducing the U.S. corporate income tax rate from 35 percent to 21 percent, it fundamentally changed many elements of the pre-2017 Tax Act U.S. tax law and introduced several new concepts to tax multinational corporations such as us. Among the most notable new rules are the Base Erosion and Anti-Abuse Tax (commonly called BEAT), which may apply as a result of payments by U.S. taxpayers to non-U.S. affiliates, and the Global Intangible Low Taxed Income (GILTI) addition to Subpart F income, which for insurance groups potentially expands U.S. taxation on the earnings of foreign subsidiaries. The 2017 Tax Act also includes a one-time reduced-rate transition tax in 2017 on previously untaxed post-1986 earnings of foreign subsidiaries of U.S. corporations. The 2017 Tax Act, which is generally effective for 2018, is a complex law with many significant new provisions. During 2018, the IRS/Treasury issued notices and proposed regulations to assist taxpayers in understanding and implementing the new provisions. There may be changes between this guidance and final regulations to be issued in 2019. Thus, there are many uncertainties relating to its ultimate application and effects on our company.

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
Our dividends are generally subject to a Swiss withholding tax at a rate of 35 percent; however, payment of a dividend in the form of a par value reduction or qualifying capital contribution reserves reduction is not subject to Swiss withholding tax. We have previously obtained shareholder approval for dividends to be paid in such form. We currently intend to recommend to shareholders that they annually approve the payment of dividends in such form but we cannot assure that our shareholders will continue to approve a reduction in such form each year or that we will be able to meet the other legal requirements for a reduction in par value, or that Swiss withholding tax rules will not be changed in the future. We estimate we would be able to pay dividends in such form, and thus exempt from Swiss withholding tax until 2028–2033. This range may vary depending upon changes in annual dividends, special dividends, certain share repurchases, fluctuations in U.S. dollar/Swiss franc exchange rates, changes in par value or qualifying capital contribution reserves or changes or new interpretations to Swiss corporate or tax law or regulations.

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
The 2017 Tax Act contained significant changes to the taxation of multinational corporations. As the U.S. Treasury department continues to develop implementing regulations and guidance, the full impact of the Act is uncertain. The 2017 Tax Act, future tax law changes, administrative guidance, or U.S. court decisions regarding tax law could have an adverse impact on us or our investors.

Similarly, jurisdictions outside the U.S. in which we do business could enact tax legislation in the future that could have an adverse impact on us or our investors. For example, Switzerland is currently revising its corporate tax laws and pursuing the implementation of corporate tax reform measures. The first effort was rejected by a public vote; however a revised corporate tax reform measure is scheduled for a public vote on May 19, 2019. The potential impact on us of Swiss tax reform will depend on the specific provisions adopted.

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

ITEM 3. Legal Proceedings
The information required with respect to Item 3 is included in Note 9 h) to the Consolidated Financial Statements, which is hereby incorporated herein by reference.

ITEM 4. Mine Safety Disclosures
Item not applicable.

PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

Our Common Shares have been listed on the New York Stock Exchange since March 25, 1993, with a current par value of CHF 24.15 per share. The trading symbol for our Common Shares is "CB."

We have paid dividends each quarter since we became a public company in 1993. Our annual dividends are paid by way of a distribution from capital contribution reserves (Additional paid-in capital) through the transfer of dividends from Additional paid-in capital to Retained earnings (free reserves) as approved by our shareholders in 2018 and 2017.

Chubb Limited is a holding company whose principal sources of income are investment income and dividends from its operating subsidiaries. The ability of the operating subsidiaries to pay dividends to us and our ability to pay dividends to our shareholders are each subject to legal and regulatory restrictions. The recommendation and payment of future dividends will be based on the determination of the Board of Directors (Board) and will be dependent upon shareholder approval, profits and financial requirements of Chubb and other factors, including legal restrictions on the payment of dividends and other such factors as the Board deems relevant. Refer to Part I, Item 1A and Part II, Item 7 for additional information.

The number of record holders of Common Shares as of February 14, 2019 was 7,440. This is not the actual number of beneficial owners of Chubb's Common Shares since most of our shareholders hold their shares through a stockbroker, bank or other nominee rather than directly in their own names.

Refer to Part III, Item 12 for information relating to compensation plans under which equity securities are authorized for issuance.

Issuer's Repurchases of Equity Securities for the Three Months Ended December 31, 2018

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans(3)
October 1 through October 31	853,823	$125.70	850,000	$190	million
November 1 through November 30	681,561	$129.75	675,000	$102	million
December 1 through December 31	1,106,982	$127.71	968,873	$1.48	billion	(4)
Total	2,642,366	$127.59	2,493,873

(1)
This represents open market share repurchases and the surrender to Chubb of Common Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and the exercising of options by employees.

(2)	The aggregate value of shares purchased in the three months ended December 31, 2018 as part of the publicly announced plans was $318 million.

(3)
Refer to Note 10 to the Consolidated Financial Statements for more information on the Chubb Limited securities repurchase authorizations. In December 2017, our Board authorized the repurchase of up to $1.0 billion of Chubb’s Common Shares from January 1, 2018 through December 31, 2018. In December 2018, our Board authorized the repurchase of up to $1.5 billion of Chubb’s Common Shares from December 1, 2018 through December 31, 2019. This authorization replaced the previous authorization made by the Board that was fully utilized. For the period January 1, 2019 through February 27, 2019, we repurchased 1,328,754 Common Shares for a total of $174 million in a series of open market transactions. As of February 27, 2019, $1.30 billion in share repurchase authorization remained through December 31, 2019.

(4)
The $1.0 billion December 2017 Board authorization remained effective through December 31, 2018, and was fully utilized before the $1.5 billion December 1, 2018 to December 31, 2019 authorization began being utilized.

Performance Graph
Set forth below is a line graph comparing the dollar change in the cumulative total shareholder return on Chubb's Common Shares from December 31, 2013, through December 31, 2018, as compared to the cumulative total return of the Standard & Poor's 500 Stock Index and the cumulative total return of the Standard & Poor's Property-Casualty Insurance Index. The cumulative total shareholder return is a concept used to compare the performance of a company's stock over time and is the ratio of the stock price change plus the cumulative amount of dividends over the specified time period (assuming dividend reinvestment), to the stock price at the beginning of the time period. The chart depicts the value on December 31, 2014, 2015, 2016, 2017, and 2018, of a $100 investment made on December 31, 2013, with all dividends reinvested.

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Chubb Limited	$100	$114	$119	$138	$156	$141
S&P 500 Index	$100	$114	$115	$129	$157	$150
S&P 500 P&C Index	$100	$116	$127	$147	$180	$171

ITEM 6. Selected Financial Data

On January 14, 2016, we completed the acquisition of the Chubb Corporation (Chubb Corp). The results of operations of Chubb Corp are included in our results from the acquisition date forward (i.e., after January 14, 2016 and only in the 2016, 2017, and 2018 columns) within the table below.

(in millions, except per share data and ratios)	2018	2017	2016	2015	2014
Operations data:
Net premiums earned – excluding Life Insurance segment	$27,846	$26,933	$26,694	$15,266	$15,464
Net premiums earned – Life Insurance segment	2,218	2,101	2,055	1,947	1,962
Total net premiums earned	30,064	29,034	28,749	17,213	17,426
Net investment income	3,305	3,125	2,865	2,194	2,252
Losses and loss expenses	18,067	18,454	16,052	9,484	9,649
Policy benefits	590	676	588	543	517
Policy acquisition costs and administrative expenses	8,798	8,614	8,985	5,211	5,320
Net income	3,962	3,861	4,135	2,834	2,853
Weighted-average shares outstanding – diluted	467	471	466	329	339
Diluted earnings per share	$8.49	$8.19	$8.87	$8.62	$8.42
Balance sheet data (at end of period):
Total investments	$100,968	$102,444	$99,094	$66,251	$62,904
Total assets	167,771	167,022	159,786	102,306	98,223
Net unpaid losses and loss expenses	48,271	49,165	47,832	26,562	27,008
Net future policy benefits	5,304	5,137	4,854	4,620	4,537
Long-term debt	12,087	11,556	12,610	9,389	3,334
Trust preferred securities	308	308	308	307	307
Total liabilities	117,459	115,850	111,511	73,171	68,636
Shareholders' equity	50,312	51,172	48,275	29,135	29,587
Book value per share	$109.56	$110.32	$103.60	$89.77	$90.02
Selected data:
Loss and loss expense ratio (1)	62.1%	65.8%	57.7%	58.1%	58.7%
Underwriting and administrative expense ratio (2)	28.5%	28.9%	30.6%	29.2%	29.4%
Combined ratio (3)	90.6%	94.7%	88.3%	87.3%	88.1%
Cash dividends per share (4)	$2.90	$2.82	$2.74	$2.66	$2.70

(1)
The Loss and loss expense ratio is calculated by dividing losses and loss expenses, excluding the Life Insurance segment, by Net premiums earned – excluding Life Insurance segment. Losses and loss expenses for the Life Insurance segment were $766 million, $739 million, $663 million, $601 million, and $589 million for the years ended December 31, 2018, 2017, 2016, 2015, and 2014, respectively.

(2)
The Underwriting and administrative expense ratio is calculated by dividing the policy acquisition costs and administrative expenses, excluding the Life Insurance segment, by Net premiums earned – excluding Life Insurance segment. Policy acquisition costs and administrative expenses for the Life Insurance segment were $867 million, $833 million, $816 million, $767 million, and $763 million for the years ended December 31, 2018, 2017, 2016, 2015, and 2014, respectively.

(3)	The combined ratio is the sum of Loss and loss expense ratio and the Underwriting and administrative expense ratio.

(4)	Cash dividends per share in 2014 include a $0.12 per share increase related to the fourth quarter 2013, approved by our shareholders on January 10, 2014.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations, financial condition, and liquidity and capital resources as of and for the year ended December 31, 2018. This discussion should be read in conjunction with the consolidated financial statements and related Notes, under Item 8 of this Form 10-K.

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

Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Any written or oral statements made by us or on our behalf may include forward-looking statements that reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks, uncertainties, and other factors that could, should potential events occur, cause actual results to differ materially from such statements. These risks, uncertainties, and other factors, which are described in more detail under Part I, Item 1A, under Risk Factors, starting on page 19 and elsewhere herein and in other documents we file with the U.S. Securities and Exchange Commission (SEC), include but are not limited to:

•
losses arising out of natural or man-made catastrophes such as hurricanes, typhoons, earthquakes, floods, climate change (including effects on weather patterns; greenhouse gases; sea, land and air temperatures; sea levels; and rain and snow), nuclear accidents, or terrorism which could be affected by:

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

•	the effects of data privacy or cyber laws or regulation on our current or future business;

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

We have grown our business through increased premium volume, expansion of product offerings and geographic reach, and acquisitions of other companies. On January 14, 2016, we acquired The Chubb Corporation (Chubb Corp) which impacted all segments excluding North America Agricultural Insurance. The consolidated financial statements include results of acquired businesses from the acquisition dates.

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

Financial Highlights for the Year Ended December 31, 2018

•	Net income was $3,962 million compared with $3,861 million in 2017, which included a tax benefit of $25 million and $450 million, respectively, related to the 2017 U.S. Tax Cuts and Jobs Act.

•	Total company and P&C net premiums written were $30.6 billion and $28.3 billion, respectively, up 4.6 percent and 4.4 percent, respectively.

•
P&C combined ratio was 90.6 percent compared with 94.7 percent in 2017. P&C current accident year combined ratio excluding catastrophe losses was 88.0 percent compared with 87.6 percent in 2017, reflecting high loss activity in our North America property lines and elevated homeowners loss activity.

•
Total pre-tax and after-tax catastrophe losses, including reinstatement premiums, were $1,626 million (5.9 percentage points of the combined ratio) and $1,354 million, respectively, compared with $2,746 million (10.2 percentage points of the combined ratio) and $2,171 million, respectively, in 2017.

•
Total pre-tax and after-tax favorable prior period development were $896 million (3.3 percentage points of the combined ratio) and $706 million, respectively, compared with $829 million (3.1 percentage points of the combined ratio) and $634 million, respectively, in 2017.

•	Operating cash flow was $5,480 million compared with $4,503 million in 2017. Refer to the Liquidity section for additional information on our cash flows.

•	Net investment income was $3,305 million compared with $3,125 million in 2017.

•	Share repurchases totaled $1,021 million, or approximately 7.7 million shares for the year.

Outlook
We completed 2018 with net income per share of $8.49, up 3.7 percent from 2017, and strong net premiums written of $30.6 billion, up 4.6 percent. We are optimistic about the year ahead. We have good momentum as we execute on business initiatives across the globe and take advantage of an improving pricing and underwriting environment.

There are a number of factors that impact the variability in investment income, including interest rates and private equity distributions. Nevertheless, we expect our quarterly net investment income in 2019 to be in the range of $825 million to $835 million, including the expected amortization of the fair value adjustment on acquired invested assets, at current exchange rates, of approximately $55 million per quarter. Excluding the amortization of the fair value adjustment on acquired invested assets, we expect quarterly adjusted net investment income in 2019 to be in the range of $880 million to $890 million. The estimate of amortization expense of the fair value adjustment on acquired invested assets could vary materially based on current market conditions, bond calls, overall duration of the acquired investment portfolio, and foreign exchange.

Critical Accounting Estimates
Our consolidated financial statements include amounts that, either by their nature or due to requirements of generally accepted accounting principles in the U.S. (GAAP), are determined using best estimates and assumptions. While we believe that the amounts included in our consolidated financial statements reflect our best judgment, actual amounts could ultimately materially differ from those currently presented. We believe the items that require the most subjective and complex estimates are:

•	unpaid loss and loss expense reserves, including long-tail asbestos and environmental (A&E) reserves;

•	future policy benefits reserves;

•	the valuation of value of business acquired (VOBA) and amortization of deferred policy acquisition costs and VOBA;

•	the assessment of risk transfer for certain structured insurance and reinsurance contracts;

•	reinsurance recoverable, including a provision for uncollectible reinsurance;

•	the valuation of our investment portfolio and assessment of other-than-temporary impairments (OTTI);

•	the valuation of deferred income taxes;

•	the valuation of derivative instruments related to guaranteed living benefits (GLB); and

•	the assessment of goodwill for impairment.

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

Unpaid losses and loss expenses
As an insurance and reinsurance company, we are required by applicable laws and regulations and GAAP to establish loss and loss expense reserves for the estimated unpaid portion of the ultimate liability for losses and loss expenses under the terms of our policies and agreements with our insured and reinsured customers. At December 31, 2018, our gross unpaid loss and loss expense reserves were $63.0 billion and our net unpaid loss and loss expense reserves were $48.3 billion. With the exception of certain structured settlements, for which the timing and amount of future claim payments are reliably determinable, and certain reserves for unsettled claims that are discounted in statutory filings, our loss reserves are not discounted for the time value of money. In connection with such structured settlements and certain reserves for unsettled claims, we carried net discounted reserves of $73 million and $77 million at December 31, 2018 and 2017, respectively.

The following table presents a roll-forward of our unpaid losses and loss expenses:

	December 31, 2018			December 31, 2017
(in millions of U.S. dollars)	Gross Losses	Reinsurance Recoverable (1)	Net Losses	Gross Losses	Reinsurance Recoverable (1)	Net Losses
Balance, beginning of year	$63,179	$14,014	$49,165	$60,540	$12,708	$47,832
Losses and loss expenses incurred	23,645	5,578	18,067	23,933	5,479	18,454
Losses and loss expenses paid	(23,079)	(4,739)	(18,340)	(21,812)	(4,364)	(17,448)
Other (including foreign exchange translation)	(785)	(164)	(621)	518	191	327
Balance, end of year	$62,960	$14,689	$48,271	$63,179	$14,014	$49,165

(1)	Net of provision for uncollectible reinsurance.

The estimate of the liabilities includes provisions for claims that have been reported but are unpaid at the balance sheet date (case reserves) and for obligations on claims that have been incurred but not reported (IBNR) at the balance sheet date. IBNR may also include provisions to account for the possibility that reported claims may settle for amounts that differ from the established case reserves. Loss reserves also include an estimate of expenses associated with processing and settling unpaid claims (loss expenses). Our loss reserves comprise approximately 80 percent casualty-related business, which typically encompasses long-tail risks, and other risks where a high degree of judgment is required.

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

Determining management's best estimate
Our recorded reserves represent management's best estimate of the provision for unpaid claims as of the balance sheet date, and establishing them involves a process that includes collaboration with various relevant parties in the company. For information on our reserving process, refer to Note 6 to the Consolidated Financial Statements.

Sensitivity to underlying assumptions
While we believe that our reserve for unpaid losses and loss expenses at December 31, 2018, is adequate, new information or emerging trends that differ from our assumptions may lead to future development of losses and loss expenses that is significantly greater or less than the recorded reserve, which could have a material effect on future operating results. As noted previously, our best estimate of required loss reserves for most portfolios is judgmentally selected for each origin year after considering the results from a number of reserving methods and is not a purely mechanical process. Therefore, it is difficult to convey, in a simple and quantitative manner, the impact that a change to a single assumption will have on our best estimate. In the examples below, we attempt to give an indication of the potential impact by isolating a single change for a specific reserving method that would be pertinent in establishing the best estimate for the product line described. We consider each of the following sensitivity analyses to represent a reasonably likely deviation in the underlying assumption.

North America Commercial P&C Insurance
Given the long reporting and paid development patterns for workers' compensation business, the development factors used to project actual current losses to ultimate losses for our current exposure require considerable judgment that could be material to consolidated loss and loss expense reserves. Specifically, adjusting ground up ultimate losses by a one percent change in the tail factor (i.e., 1.04 changed to either 1.05 or 1.03) would cause a change of approximately $790 million, either positive or negative, for the projected net loss and loss expense reserves. This represents an impact of about 8.6 percent relative to recorded net loss and loss expense reserves of approximately $9.2 billion.

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

North America Agricultural Insurance
Approximately 74 percent of the reserves for this segment are from the crop related lines, which all have short payout patterns, with the majority of the liabilities expected to be resolved in the ensuing twelve months. Claim reserves for our Multiple Peril Crop Insurance (MPCI) product are set on a case-by-case basis and our aggregate exposure is subject to state level risk sharing formulae as well as third-party reinsurance. The majority of the development risk arises out of the accuracy of case reserve estimates and the time needed for final crop conditions to be assessed. We do not view our Agriculture reserves as substantially influenced by the general assumptions and risks underlying more typical P&C reserve estimates.

Overseas General Insurance
Certain long-tail lines, such as casualty and professional lines, are particularly susceptible to changes in loss trend and claim inflation. Heightened perceptions of tort and settlement awards around the world can increase the demand for these products as well as contributing to the uncertainty in the reserving estimates. Our reserving methods rely on loss development patterns estimated from historical data and while we attempt to adjust such factors for known changes in the current tort environment, it is possible that such factors may not entirely reflect all recent trends in tort environments. For example, when applying the reported loss development method, the lengthening of our selected loss development patterns by six months would increase reserve estimates on long-tail casualty and professional lines for accident years 2016 and prior by approximately $490 million. This represents an impact of 14.2 percent relative to recorded net loss and loss expense reserves of approximately $3.5 billion.

Global Reinsurance
Typically, there is inherent uncertainty around the length of paid and reported development patterns, especially for certain casualty lines such as excess workers' compensation or general liability, which may take decades to fully develop. This uncertainty is accentuated by the need to supplement client development patterns with industry development patterns due to the sometimes low statistical credibility of the data. The underlying source and selection of the final development patterns can thus have a significant impact on the selected ultimate net losses and loss expenses. For example, a 20 percent shortening or lengthening of the development patterns used for U.S. long-tail lines would cause the loss reserve estimate derived by the reported Bornhuetter-Ferguson method for these lines to change by approximately $380 million. This represents an impact of 51 percent relative to recorded net loss and loss expense reserves of approximately $750 million.

Assumed reinsurance
At December 31, 2018, net unpaid losses and loss expenses for the Global Reinsurance segment aggregated to $1.6 billion, consisting of $807 million of case reserves and $807 million of IBNR. In comparison, at December 31, 2017, net unpaid losses and loss expenses for the Global Reinsurance segment aggregated to $1.7 billion, consisting of $843 million of case reserves and $870 million of IBNR.

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

On occasion, there will be differences between our carried loss reserves and unearned premium reserves and the amount of loss reserves and unearned premium reserves reported by the ceding companies. This is due to the fact that we receive consistent and timely information from ceding companies only with respect to case reserves. For IBNR, we use historical experience and other statistical information, depending on the type of business, to estimate the ultimate loss. We estimate our unearned premium reserve by applying estimated earning patterns to net premiums written for each treaty based upon that treaty's coverage basis (i.e., risks attaching or losses occurring). At December 31, 2018, the case reserves reported to us by our ceding companies were $795 million, compared with the $807 million we recorded.  Our policy is to post additional case reserves in addition to the amounts reported by our cedants when our evaluation of the ultimate value of a reported claim is different than the evaluation of that claim by our cedant.

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

For additional information refer to the “Asbestos and Environmental (A&E)” section and to Note 6 to the Consolidated Financial Statements.

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

The following table summarizes reinsurance recoverables and the provision for uncollectible reinsurance for each type of recoverable balance at December 31, 2018:

	Gross Reinsurance Recoverables on Losses and Loss Expenses	Recoverables (net of Usable Collateral)
			Provision for Uncollectible Reinsurance (1)
(in millions of U.S. dollars)
Type
Reinsurers with credit ratings	$12,185	$10,597	$164
Reinsurers not rated	314	178	64
Reinsurers under supervision and insolvent reinsurers	87	84	37
Captives	2,590	383	16
Other - structured settlements and pools	1,140	1,132	42
Total	$16,316	$12,374	$323

(1)	The provision for uncollectible reinsurance is based on a default analysis applied to gross reinsurance recoverables, net of approximately $3.9 billion of collateral at December 31, 2018.

At December 31, 2018, the use of different assumptions within our approach could have a material effect on the provision for uncollectible reinsurance. To the extent the creditworthiness of our reinsurers were to deteriorate due to an adverse event affecting the reinsurance industry, such as a large number of major catastrophes, actual uncollectible amounts could be significantly greater than our provision for uncollectible reinsurance. Such an event could have a material adverse effect on our financial condition, results of operations, and our liquidity. Given the various considerations used to estimate our uncollectible provision, we cannot precisely quantify the effect a specific industry event may have on the provision for uncollectible reinsurance. However, based on the composition (particularly the average credit quality) of the reinsurance recoverable balance at December 31, 2018, we estimate that a ratings downgrade of one notch for all rated reinsurers (e.g., from A to A- or A- to BBB+) could increase our provision for uncollectible reinsurance by approximately $68 million or approximately 0.4 percent of the gross reinsurance recoverable balance, assuming no other changes relevant to the calculation. While a ratings downgrade would result in an increase in our provision for uncollectible reinsurance and a charge to earnings in that period, a downgrade in and of itself does not imply that we will be unable to collect all of the ceded reinsurance recoverable from the reinsurers in question. Refer to Note 4 to the Consolidated Financial Statements for additional information.

Fair value measurements
Accounting guidance defines fair value as the price to sell an asset or transfer a liability (an exit price) in an orderly transaction between market participants and establishes a three-level valuation hierarchy based on the reliability of the inputs. The fair value hierarchy gives the highest priority to quoted prices in active markets (Level 1 inputs) and the lowest priority to unobservable data (Level 3 inputs). Level 2 includes inputs, other than quoted prices within Level 1, that are observable for assets or liabilities either directly or indirectly. Refer to Note 3 and Note 12 to the Consolidated Financial Statements for information on our fair value measurements.

Other-than-temporary impairments (OTTI)
Each quarter, we review securities in an unrealized loss position (impaired securities), including fixed maturities and securities lending collateral to identify impaired securities to be specifically evaluated for a potential OTTI. Because our investment portfolio is the largest component of consolidated assets, OTTI could be material to our financial condition and results of operations. Refer to Note 2 c) to the Consolidated Financial Statements for a description of the OTTI process.

Deferred income taxes
At December 31, 2018, our net deferred tax liability was $304 million. Our deferred tax assets and liabilities primarily result from temporary differences between the amounts recorded in our consolidated financial statements and the tax basis of our assets and liabilities. We determine deferred tax assets and liabilities separately for each tax-paying component (an individual entity or group of entities that is consolidated for tax purposes) in each tax jurisdiction. The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carryback or carryforward periods under the tax law in the applicable tax jurisdiction. There may be changes in tax laws in a number of countries where we transact business that impact our deferred tax assets and liabilities.

At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized. The determination of the need for a valuation allowance is based on all available information including projections of future taxable income, principally derived from business plans and where appropriate available tax planning strategies. Projections of future taxable income incorporate assumptions of future business and operations that are apt to differ from actual experience. If our assumptions and estimates that resulted in our forecast of future taxable income prove to be incorrect, an additional valuation allowance could become necessary, which could have a material adverse effect on our financial condition, results of operations, and liquidity. At December 31, 2018, the valuation allowance of $79 million reflects management's assessment that it is more likely than not that a portion of the deferred tax assets will not be realized due to the inability of certain foreign subsidiaries to generate sufficient taxable income.

Assumed reinsurance programs involving minimum benefit guarantees under variable annuity contracts
Chubb reinsures various death and living benefit guarantees associated with variable annuities issued primarily in the United States. We ceased writing this business in 2007. Guarantees which are payable on death are referred to as guaranteed minimum death benefits (GMDB). Guarantees on living benefits (GLB) consist mainly of guaranteed minimum income benefits (GMIB). For further description of this product and related accounting treatment, refer to Note 1 j) to the Consolidated Financial Statements.

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

Determination of GLB and Guaranteed minimum death benefits (GMDB) benefit reserves
Management established benefit reserves based on a long-term benefit ratio (or loss ratio) calculated using assumptions reflecting management’s best estimate of the future short-term and long-term performance of the variable annuity line of business. Despite the long-term nature of the risk, the benefit ratio calculation is impacted by short-term market movements that may be judged by management to be transient. Management regularly examines both qualitative and quantitative analysis, including a review of the differential between the benefit ratio used at the most recent valuation date and the benefit ratio calculated on subsequent dates. Management regularly evaluates its estimates and uses judgment to determine the extent to which assumptions underlying the benefit ratio calculation should be adjusted. For the year ended December 31, 2018, management determined that no change to the benefit ratio was warranted.

For further information on the estimates and assumptions used in determining the fair value of GLB reinsurance, refer to Note 3 to the Consolidated Financial Statements. For a sensitivity discussion of the effect of changes in interest rates, equity indices, and other assumptions on the fair value of GLBs, and the estimated resulting impact on our net income, refer to Item 7A.

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

A second layer of risk management is the structure of the reinsurance contracts. All VA guarantee reinsurance contracts include some form of annual or aggregate claim limit(s) primarily designed to reduce our exposure to severe equity market and/or interest rate declines (which would cause an increase in expected claims).

A third layer of risk management is the hedging strategy which looks to mitigate both long-term economic loss over time as well as dampen income statement volatility. We owned financial market instruments as part of the hedging strategy with a fair value asset (liability) of $23 million and $(21) million at December 31, 2018 and 2017, respectively. The instruments are substantially collateralized on a daily basis.

We also limit the aggregate amount of variable annuity reinsurance guarantee risk we are willing to assume. The last substantive transactions were quoted in late 2007. The aggregate number of policyholders is currently decreasing through policyholder withdrawals, annuitizations, and deaths at a rate of 5 percent to 15 percent per annum.

Note that GLB claims cannot occur for any reinsured policy until it has reached the end of its “waiting period”. As shown in the table below, 90 percent of the policies we reinsure reached the end of their “waiting periods” in 2018 and prior.

Year of first payment eligibility	Percent of living benefit account values
2018 and prior	90%
2019	3%
2020	1%
2021	2%
2022	—%
2023 and after	4%
Total	100%

The following table presents the historical cash flows under these policies for the periods indicated. The amounts represent accrued past premium received and claims paid, split by benefit type.

(in millions of U.S. dollars)	2018			2017			2016
	GMDB	GLB	Total	GMDB	GLB	Total	GMDB	GLB	Total
Premium received	$47	$96	$143	$49	$110	$159	$55	$118	$173
Less paid claims	32	49	81	31	54	85	42	39	81
Net cash received	$15	$47	$62	$18	$56	$74	$13	$79	$92

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

Goodwill impairment assessment
Goodwill, which represents the excess of acquisition cost over the estimated fair value of net assets acquired, was $15.3 billion and $15.5 billion at December 31, 2018 and 2017, respectively. Goodwill is assigned to applicable reporting units of acquired entities at the time of acquisition. Our reporting units are the same as our reportable segments. For goodwill balances by reporting units, refer to Note 5 to the Consolidated Financial Statements.

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

If our assumptions and estimates made in assessing the fair value of acquired entities change, we could be required to write-down the carrying value of goodwill which could be material to our results of operations in the period the charge is taken. Based on our impairment testing for 2018, we determined no impairment was required and none of our reporting units was at risk for impairment.

Consolidated Operating Results – Years Ended December 31, 2018, 2017, and 2016

				% Change
(in millions of U.S. dollars, except for percentages)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Net premiums written (1)	$30,579	$29,244	$28,145	4.6%	3.9%
Net premiums earned (1)	30,064	29,034	28,749	3.5%	1.0%
Net investment income	3,305	3,125	2,865	5.8%	9.1%
Net realized gains (losses)	(652)	84	(145)	NM	NM
Total revenues	32,717	32,243	31,469	1.5%	2.5%
Losses and loss expenses	18,067	18,454	16,052	(2.1)%	15.0%
Policy benefits	590	676	588	(12.7)%	15.0%
Policy acquisition costs	5,912	5,781	5,904	2.3%	(2.1)%
Administrative expenses	2,886	2,833	3,081	1.9%	(8.0)%
Interest expense	641	607	605	5.6%	0.3%
Other (income) expense	(434)	(400)	(222)	8.5%	80.2%
Amortization of purchased intangibles	339	260	19	30.4%	NM
Chubb integration expenses	59	310	492	(81.0)%	(37.0)%
Total expenses	28,060	28,521	26,519	(1.6)%	7.5%
Income before income tax	4,657	3,722	4,950	25.1%	(24.8)%
Income tax expense (benefit)	695	(139)	815	NM	NM
Net income	$3,962	$3,861	$4,135	2.6%	(6.6)%
NM – not meaningful

(1)
On a constant-dollar basis for the years ended December 31, 2018 and 2017, net premiums written increased $1.2 billion, or 4.1 percent, and $1.1 billion, or 3.9 percent, respectively, and net premiums earned increased $912 million, or 3.1 percent, and $232 million, or 0.8 percent, respectively. Amounts are calculated by translating prior period results using the same local currency rates as the comparable current period.

Net Premiums Written
2018 vs. 2017
Net premiums written reflect the premiums we retain after purchasing reinsurance protection. Consolidated net premiums written increased $1.3 billion in 2018, or $1.2 billion (4.1 percent) on a constant-dollar basis, reflecting growth across most segments.

•
Net premiums written in our North America Commercial P&C Insurance segment increased $466 million, or 3.9 percent in 2018 reflecting positive rate increases, new business written, and strong renewals across a number of lines. Retail casualty and risk management, A&H, retail property, and continued growth in our small commercial business represented $339 million of the $466 million increase. In addition, the year-over-year increase in large structured transactions was $195 million. This growth was partially offset by merger-related underwriting actions of $123 million and premium reductions from planned portfolio management in our retail and wholesale brokerage financial lines ($62 million).

•
Net premiums written in our North America Personal P&C Insurance segment increased $141 million, or 3.1 percent for 2018, primarily due to strong retention and new business growth in homeowners and complementary products such as automobiles and valuables. In addition, the non-renewal of a quota share treaty in the second quarter of 2017 covering the acquired Fireman's Fund homeowners and automobile businesses added $47 million of additional net premiums written in 2018. These increases were partially offset by the addition of California to the homeowners quota share reinsurance treaty, effective October 1, 2018 ($47 million), which included a non-recurring unearned premium reserves (UPR) transfer of $32 million.

•
Net premiums written in our North America Agricultural Insurance segment increased $61 million, or 4.0 percent in 2018, primarily due to growth in our MPCI business and growth in our Chubb Agribusiness. The growth in MPCI premium was driven by policy count growth and the year-over-year impact of the premium sharing formulas under the U.S. government. Under the MPCI profit and loss calculation, we cede additional premiums to the government during profitable years. In the prior year, the program was more profitable which resulted in higher cessions compared to 2018. The increase was partially offset by lower volatility factors, which are a component of the policy pricing that measures the likelihood the commodity price will fluctuate over the crop year and reduces the premium we charge.

•
Net premiums written in our Overseas General Insurance segment increased $552 million in 2018, or $448 million (5.3 percent) on a constant-dollar basis, reflecting growth across most regions and lines of business. P&C lines growth ($235 million) was across all regions, principally in small commercial property and general casualty lines reflecting new business, and in middle market driven by new business and rate increases. Personal lines growth ($134 million) was principally in our automobile line in Mexico driven by new business, as well as in our specialty lines in Asia. A&H lines growth ($79 million) was principally in Asia driven by new business.

•
Net premiums written in our Global Reinsurance segment decreased $14 million in 2018, or $22 million (3.3 percent) on a constant-dollar basis, primarily due to higher reinstatement premiums collected in the prior year principally relating to the 2017 natural catastrophes ($15 million year-over-year decrease) and lower renewals, which is reflective of competitive market conditions primarily in catastrophe and catastrophe exposed lines of business, partially offset by new business written in the casualty line of business.

•
Net premiums written in our Life Insurance segment increased $129 million in 2018, or $123 million (5.7 percent) on a constant-dollar basis, primarily due to growth in our North American Combined Insurance supplemental A&H program business ($73 million), and Asian and Latin American international life operations ($58 million), partially offset by our life reinsurance business ($8 million), which continues to decline as no new life reinsurance business is being written.

2017 vs. 2016
We discuss financial measures on a "comparative basis" for 2016 throughout the Management's Discussion and Analysis section, which exclude the impact of the unearned premium reserves intangible amortization and the elimination of the historical policy acquisition costs as a result of purchase accounting related to the Chubb Corp acquisition. The combined company (combined legacy ACE and legacy Chubb) results for the year ended December 31, 2016 are inclusive of the first 14 days of January 2016 (the Chubb Corp acquisition was completed on January 14, 2016). We believe these measures provide visibility into our results, allow for comparability to our historical results and are consistent with how management evaluates results. A reconciliation of "comparative basis" results as defined above is provided under the Non-GAAP Reconciliation section starting on page 73.

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

•
Net premiums written in our North America Commercial P&C Insurance segment increased $279 million in 2017. On a comparative basis, which includes the 14-day stub period ($519 million), net premiums written decreased $240 million driven by merger-related actions ($278 million). Excluding these items, net premiums written increased $38 million (0.3 percent) as growth, primarily in our risk management and casualty business was offset by declines in property and select components of our financial lines businesses due to competitive market conditions.

•
Net premiums written in our North America Personal P&C Insurance segment increased $380 million in 2017. On a comparative basis, which includes the 14-day stub period ($100 million), net premiums written increased $280 million reflecting both growth across most lines as well as the non-renewal of a quota share treaty in 2017 covering the acquired Fireman's Fund homeowners and automobile businesses ($189 million). In addition, the prior year included a non-recurring unearned premium reserves (UPR) transfer ($128 million) related to the July 1, 2016 purchase of reinsurance for our homeowners and large limit valuable articles business written in the northeast United States which decreased net premiums written in the prior year. This reinsurance impacted 2017 growth ($126 million) as we had a full year of coverage in 2017 but only a partial year of coverage in 2016.

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

•
Net premiums written in our Overseas General Insurance segment increased $226 million in 2017, or $229 million (2.8 percent) on a constant-dollar basis. Excluding the favorable impact of the 14-day stub period ($215 million), unfavorable impact of merger-related accounting policy adjustments in 2016 to align the timing of premium recognition ($126 million)

and merger-related actions ($131 million), net premiums written increased $271 million on a constant-dollar basis, driven by growth in personal lines business, primarily from new automobile business written in Latin America, as well as growth     across most property and casualty (P&C) lines, primarily in Asia and Latin America.

•
Net premiums written in our Global Reinsurance segment increased $9 million in 2017, or $14 million (2.2 percent) on a constant-dollar basis, primarily due to a $30 million increase in catastrophe reinstatement premiums and the favorable impact of the 14-day stub period ($20 million). These increases were negatively impacted by merger-related actions of $10 million, declining rates and increasing competition.

•
Net premiums written in our Life Insurance segment increased $17 million in 2017, or $8 million (0.3 percent) on a constant-dollar basis, due to growth in our Asian international life operations and Combined Insurance supplemental A&H program business. This growth was partially offset by planned declines in our Latin American operations, reflecting merger-related actions of $37 million, and in our life reinsurance business, which continues to decline as no new business is currently being written.

Net Premiums Written By Line of Business

					% Change
(in millions of U.S. dollars, except for percentages)	2018	2017	2016	C$ (1) 2017	C$ (1) 2018 vs. 2017
Commercial casualty	$5,156	$4,721	$4,462	$4,749	8.6%
Workers' compensation	2,150	2,067	2,006	2,067	4.0%
Professional liability	3,527	3,547	3,574	3,571	(1.2)%
Surety	635	627	584	619	2.7%
Commercial multiple peril (2)	911	879	815	879	3.8%
Property and other short-tail lines	4,007	3,819	3,835	3,850	4.1%
Total Commercial P&C (3)	16,386	15,660	15,276	15,735	4.1%

Agriculture	1,577	1,516	1,328	1,516	4.0%

Personal automobile - North America	831	775	698	777	7.0%
Personal automobile - International	864	788	674	786	9.9%
Personal homeowners	3,391	3,302	3,053	3,304	2.6%
Personal other	1,508	1,441	1,399	1,455	3.7%
Total Personal lines	6,594	6,306	5,824	6,322	4.3%
Total Property and Casualty lines	24,557	23,482	22,428	23,573	4.2%

Global A&H lines (4)	4,277	4,056	3,970	4,078	4.9%
Reinsurance lines	671	685	676	693	(3.3)%
Life	1,074	1,021	1,071	1,025	4.9%
Total consolidated	$30,579	$29,244	$28,145	$29,369	4.1%

(1)	On a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency rates as the comparable current period.

(2)	Commercial multiple peril represents retail package business (property and general liability).

(3)
2017 and 2016 included a reclassification between Commercial casualty, Professional liability, and Property and other short-tail lines to better align reporting with the current year presentation. There is no impact to total Commercial P&C.

(4)
For purposes of this schedule only, A&H results from our Combined North America and International businesses, normally included in the Life Insurance and Overseas General Insurance segments, respectively, as well as the A&H results of our North America Commercial P&C segment, are included in the Global A&H line item above.

The increase in net premiums written in 2018 reflects growth across most lines of business from positive rate increases, new business and strong renewals, partially offset by planned merger-related underwriting actions related to the Chubb Corp acquisition of $138 million. The year-over-year increase in large structured transactions written contributed $195 million to the increase in commercial casualty business in 2018. The increase in commercial casualty was partially offset by planned merger-related underwriting actions. On a constant dollar basis, professional liability was adversely impacted by planned portfolio management. The growth in workers' compensation was partially offset by planned merger-related underwriting actions. Growth in Surety lines was due to new business in North America and Latin America. Property and other short-tail lines grew internationally due to new business and strong renewals. Our personal lines net premiums written increased due to new business in our automobile line in Mexico, new business growth in homeowners and complementary products, and the non-renewal of a quota share treaty in 2017, partially offset by the addition of California to the homeowners quota share treaty effective October 1, 2018. For additional information on net premiums written, refer to the segment results discussions.

Net Premiums Earned
2018 vs. 2017
Net premiums earned for short-duration contracts, typically P&C contracts, generally reflect the portion of net premiums written that were recorded as revenues for the period as the exposure periods expire. Net premiums earned for long-duration contracts, typically traditional life contracts, generally are recognized as earned when due from policyholders. Net premiums earned increased $1.0 billion, or $912 million on a constant-dollar basis in 2018, primarily due to the same factors driving the increase in net premiums written as described above. Net premiums earned were favorably impacted by the year-over-year increase in large structured transactions ($163 million), a number of which were earned immediately when written. These retroactive transactions will not impact premiums earned in 2019 as they were fully earned in 2018.

2017 vs. 2016
Net premiums earned increased $285 million, or $232 million on a constant-dollar basis in 2017, primarily due to the same factors driving the increase in net premiums written as described above.

Approximately $391 million of premiums earned in the 14-day stub period were excluded from 2016. On a comparative constant-dollar basis, which includes the 14-day stub period, net premiums earned decreased $159 million as growth was more than offset by merger-related actions.

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

	2018	2017	2016
Loss and loss expense ratio	62.1%	65.8%	57.7%
Policy acquisition cost ratio	19.2%	19.5%	20.2%
Administrative expense ratio	9.3%	9.4%	10.4%
P&C Combined ratio	90.6%	94.7%	88.3%

2018 vs. 2017
The loss and loss expense ratio decreased 3.7 percentage points in 2018 principally due to the following:

•	Lower catastrophe losses (4.3 percentage points);

•	Integration-related claims handling expense savings ($64 million or 0.2 percentage points);

•
Partially offset by increased frequency and severity of homeowners losses in our North America Personal P&C Insurance segment, primarily non-catastrophe water related events and large fire losses which are trending above our expectations (0.5 percentage points), and higher non-catastrophe large losses in our North America Commercial P&C Insurance segment (0.1 percentage points).

Policy acquisition costs consist of commissions, premium taxes, and certain underwriting costs directly related to the successful acquisition of a new or renewal insurance contract. Our policy acquisition cost ratio decreased 0.3 percentage points in 2018 principally due to increased cessions under certain reinsurance agreements that resulted in higher ceded acquisition costs benefits than in the prior year.

Our administrative expense ratio remained relatively flat in 2018 where merit and inflation costs were offset by cost savings initiatives.

2017 vs. 2016
The loss and loss expense ratio increased 8.1 percentage points in 2017 due to the following:

•	Higher catastrophe losses and lower favorable PPD (together 7.3 percentage points);

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

Catastrophe Losses and Prior Period Development

(in millions of U.S dollars)	2018	2017	2016
Catastrophe losses excluding reinstatement premiums, pre-tax	$1,622	$2,753	$1,067
Favorable prior period development net of related adjustments, pre-tax	$896	$829	$1,135

We generally define catastrophe loss events consistent with the definition of the Property Claims Service (PCS) for events in the U.S. and Canada. PCS defines a catastrophe as an event that causes damage of $25 million or more in insured property losses and affects a significant number of insureds. For events outside of the U.S. and Canada, we generally use a similar definition.

The following table presents catastrophe losses and reinstatement premiums (RIPs) collected (expensed) in 2018:

	Catastrophe Loss Charge by Event
	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Total excluding RIPs	RIPs collected (expensed)	Total including RIPs

(in millions of U.S. dollars)
Net losses
Hurricane Michael	$187	$16	$6	$6	$85	$300	$15	$285
U.S. flooding, hail, tornadoes, and wind events (1)	162	157	7	—	6	332	—	332
Northeast winter storms	43	117	—	—	5	165	—	165
California wildfires	51	61	1	1	58	172	(23)	195
Hurricane Florence	109	29	7	15	14	174	1	173
California mudslides	4	120	—	1	—	125	—	125
Colorado rain and hail storm	7	65	—	1	—	73	—	73
International weather-related events	—	—	—	182	31	213	2	211
Other	16	46	—	—	6	68	1	67
Total	$579	$611	$21	$206	$205	$1,622
RIPs collected (expensed)	—	(26)	—	—	22		(4)
Total before income tax	$579	$637	$21	$206	$183			$1,626
Income tax benefit								272
Total after income tax								$1,354

(1)	This grouping comprised of 34 separate events, principally impacting the southern and northeastern regions of the U.S.

The following table presents catastrophe losses and reinstatement premiums (RIPs) collected (expensed) in 2017:

	Catastrophe Loss Charge by Event
	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Total excluding RIPs	RIPs collected (expensed)	Total including RIPs

(in millions of U.S. dollars)
Net losses
N. California wildfires	$61	$151	$—	$2	$42	$256	$(21)	$277
S. California wildfires	23	134	—	—	—	157	—	157
Hurricane Harvey	391	175	1	40	48	655	5	650
Hurricane Irma	464	206	2	79	159	910	30	880
Hurricane Maria	50	—	—	89	55	194	(7)	201
Mexico Earthquakes	—	—	—	25	—	25	—	25
Other	231	205	15	96	9	556	—	556
Total	$1,220	$871	$18	$331	$313	$2,753
RIPs collected (expensed)	(4)	(22)	—	(4)	37		7
Total before income tax	$1,224	$893	$18	$335	$276			$2,746
Income tax benefit								575
Total after income tax								$2,171
The above tables represent catastrophe loss estimates for events that occurred in the related calendar year only. Changes in catastrophe loss estimates in the current calendar year that relate to loss events that occurred in previous calendar years are considered prior period development and are excluded from the table above.

Prior period development (PPD) arises from changes to loss estimates recognized in the current year that relate to loss events that occurred in previous calendar years and excludes the effect of losses from the development of earned premium from previous accident years.

Net favorable prior period development for the year ended 2018 was $896 million, which included favorable reinsurance settlements of $205 million related to legacy run-off exposures, $197 million favorable development related to the 2017 catastrophe events, and favorable development of $110 million in our crop insurance business. There were $216 million of adverse development related to legacy run-off exposures, principally asbestos and environmental liabilities. The remaining favorable development of $600 million comprised 82 percent long-tail lines, principally for the 2014 and prior accident years, and 18 percent short-tail lines.

Net favorable prior period development for the year ended 2017 was $829 million, which included favorable development of $119 million in our crop insurance business. There was $239 million of adverse development related to legacy run-off exposures, principally asbestos and environmental liabilities, and $41 million driven by a change in the discount rate in the U.K. (Ogden rate). The remaining favorable development of $990 million comprised 71 percent long-tail lines, principally for the 2013 and prior accident years, and 29 percent short-tail lines.

Refer to the Prior Period Development section in Note 6 to the Consolidated Financial Statements for additional information.

Current Accident Year (CAY) Loss Ratio Excluding Catastrophe Losses
For these measures, the numerator includes losses and loss expenses adjusted to exclude CATs and PPD. In addition, the denominator is adjusted to exclude net premiums earned adjustments on PPD and reinstatement premiums on CATs and PPD. Reinstatement premiums are additional premiums paid on certain reinsurance agreements in order to reinstate coverage that had been exhausted by catastrophe loss occurrences. The reinstatement premium amount is typically a pro rata portion of the original ceded premium paid based on how much of the reinsurance limit had been exhausted.

	2018	2017	2016
Loss and loss expense ratio	62.1%	65.8%	57.7%
Catastrophe losses and related adjustments	(5.8)%	(10.2)%	(4.0)%
Prior period development net of related adjustments	3.3%	3.2%	4.3%
CAY loss ratio excluding catastrophe losses	59.6%	58.8%	58.0%

2018 vs. 2017
The CAY loss ratio excluding catastrophe losses increased 0.8 percentage points in 2018 principally due to the following:

•	Increased frequency and severity of homeowners losses in our North America Personal P&C Insurance segment, primarily non-catastrophe water related events and large fire losses (0.6 percentage points);

•	Higher non-catastrophe large losses in our North America Commercial P&C Insurance segment (0.2 percentage points);

•	Partially offset by integration-related claims handling expense savings realized ($64 million or 0.2 percentage points).

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

•	Higher non-catastrophe large losses in our North America Personal P&C Insurance segment (0.2 percentage points);

•
An updated allocation that more appropriately classified certain claims-related expenses as loss adjustment expenses (previously reported as administrative expenses). This updated allocation increased loss adjustment expenses (0.4 percentage points), with an offsetting decrease to administrative expenses;

•	Partially offset by integration-related claims handling expense savings realized of $128 million (0.5 percentage points).

CAY P&C Combined Ratio excluding Catastrophe Losses

	2018	2017	2016
CAY Loss and loss expense ratio ex CATs	59.6%	58.8%	58.1%
CAY Policy acquisition cost ratio ex CATs	19.2%	19.4%	20.2%
CAY Administrative expense ratio ex CATs	9.2%	9.4%	10.7%
CAY P&C combined ratio ex CATs	88.0%	87.6%	89.0%

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

	2018	2017	2016
P&C Combined Ratio	90.6%	94.7%	88.7%
CATs above an expected level	(2.5)%	(6.8)%	(0.1)%
P&C combined ratio with an expected level of CATs	88.1%	87.9%	88.6%
Prior period development net of related adjustments	3.3%	3.1%	4.3%
CAY P&C Combined ratio with an expected level of CATs	91.4%	91.0%	92.9%

Policy benefits
Policy benefits represent losses on contracts classified as long-duration and generally include accident and supplemental health products, term and whole life products, endowment products, and annuities. Refer to the Life segment operating results section for further discussion.

Policy benefits were $590 million, $676 million and $588 million in 2018, 2017 and 2016, respectively, which included separate account liabilities (gains) losses of $(38) million, $97 million and $11 million, respectively. The offsetting movements of these liabilities are recorded in Other (income) expense on the Consolidated statements of operations. Excluding the separate account gains and losses, Policy benefits were $628 million in 2018, compared with $579 million and $577 million in 2017 and 2016, respectively.

Refer to the respective sections that follow for a discussion of Net investment income, Interest expense, Other (income) expense, Net realized gains and losses, Amortization of purchased intangibles, and Income tax expense.

Segment Operating Results – Years Ended December 31, 2018, 2017, and 2016

We operate through six business segments: North America Commercial P&C Insurance, North America Personal P&C Insurance, North America Agricultural Insurance, Overseas General Insurance, Global Reinsurance, and Life Insurance. In addition, the results of our run-off Brandywine business, including all run-off asbestos and environmental (A&E) exposures, and the results of Westchester specialty operations for 1996 and prior years are presented within Corporate.

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

				% Change
(in millions of U.S. dollars, except for percentages)	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
Net premiums written	$12,485	$12,019	$11,740	3.9%		2.4%
Net premiums earned	12,402	12,191	12,217	1.7%		(0.2)%
Losses and loss expenses	8,000	8,287	7,439	(3.5)%		11.4%
Policy acquisition costs	1,829	1,873	2,023	(2.3)%		(7.4)%
Administrative expenses	966	981	1,125	(1.5)%		(12.8)%
Underwriting income	1,607	1,050	1,630	53.0%		(35.6)%
Net investment income	2,033	1,961	1,860	3.7%		5.4%
Other (income) expense	(25)	1	(2)	NM		NM
Segment income	$3,665	$3,010	$3,492	21.8%		(13.8)%
Loss and loss expense ratio	64.5%	68.0%	60.9%	(3.5)	pts	7.1	pts
Policy acquisition cost ratio	14.7%	15.4%	16.6%	(0.7)	pts	(1.2)	pts
Administrative expense ratio	7.8%	8.0%	9.2%	(0.2)	pts	(1.2)	pts
Combined ratio	87.0%	91.4%	86.7%	(4.4)	pts	4.7	pts
NM – not meaningful

Premiums
2018 vs. 2017
Net premiums written increased $466 million, or 3.9 percent in 2018 reflecting positive rate increases, new business written, and strong renewals across a number of lines. Retail casualty and risk management, A&H, retail property, and continued growth in our small commercial business represented $339 million of the $466 million increase. In addition, the year-over-year increase in large structured transactions was $195 million. This growth was partially offset by merger-related underwriting actions of $123 million and premium reductions from planned portfolio management in our retail and wholesale brokerage financial lines ($62 million).

Net premiums earned increased $211 million, or 1.7 percent in 2018 principally reflecting the net premiums written increases described above and the year-over-year increase in large structured transactions ($163 million), a number of which were earned immediately when written as they were retroactive covers.

2017 vs. 2016
Net premiums written increased $279 million in 2017 due to the timing of the Chubb Corp acquisition in 2016. Approximately $519 million of production was generated prior to the acquisition close on January 14, 2016 (14-day stub period). On a comparative basis, which includes the 14-day stub period, net premiums written, excluding merger-related actions of $278 million, increased $38 million, or 0.3 percent, as growth, primarily in our risk management and casualty business was offset by declines in property and select components of our financial lines businesses due to competitive market conditions.

Net premiums earned decreased $26 million in 2017. On a comparative basis, which includes the 14-day stub period ($208 million), net premiums earned decreased $234 million driven primarily by merger-related actions.

Combined Ratio
2018 vs. 2017
The loss and loss expense ratio decreased 3.5 percentage points in 2018, primarily due to lower catastrophe losses and integration-related claims handling expense savings realized, partially offset by lower favorable prior period development, higher non-catastrophe losses (0.4 percentage points), and a less favorable adjustment to our claims handling reserve in the current year relative to 2017.

The policy acquisition cost ratio decreased 0.7 percentage points in 2018, due to increased cessions under certain reinsurance agreements that resulted in higher ceded acquisition costs benefits than in the prior year.

The administrative expense ratio decreased 0.2 percentage points in 2018, primarily due to integration-related expense savings realized, higher net profit from our third party claims administration business, ESIS, and the net favorable impact of one-time expense accrual releases.

2017 vs. 2016
The loss and loss expense ratio increased 7.1 percentage points in 2017, primarily due to higher catastrophe losses, partially offset by lower favorable prior period development. Additionally, the increase was related to mix of business in our Major Accounts division, driven by growth in casualty lines which have a higher loss ratio and declines in property lines which have a lower loss ratio, as well as an updated allocation that more appropriately classified certain claims-related expenses as loss adjustment expenses (previously reported as administrative expenses). This updated allocation increased loss adjustment expenses (0.6 percentage points for 2017) with an offsetting decrease to administrative expenses. This increase was partially offset by integration-related expense savings realized of $68 million (0.5 percentage points).

The policy acquisition cost ratio decreased 1.2 percentage points in 2017, compared to 2016 which included the net unfavorable impact of initial year purchase accounting adjustments related to the Chubb Corp acquisition (1.1 percentage points). Excluding this item, the policy acquisition cost ratio decreased 0.1 percentage points primarily due to integration-related expense savings realized of $21 million.

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

Catastrophe Losses and Prior Period Development

(in millions of U.S. dollars)	2018	2017	2016
Catastrophe losses excluding reinstatement premiums, pre-tax	$579	$1,220	$448
Favorable prior period development net of related adjustments, pre-tax	$610	$746	$778

Catastrophe losses were primarily from the following events (refer to the table on page 56):

•	2018: Hurricanes Florence and Michael, and severe weather-related events in the U.S., including California wildfires

•	2017: Hurricanes Harvey, Irma and Maria and severe weather-related events in the U.S., including California wildfires

•	2016: severe weather-related events in the U.S., including Hurricane Matthew, and a wildfire in Canada

CAY Loss Ratio Excluding Catastrophe Losses

	2018	2017	2016
Loss and loss expense ratio	64.5%	68.0%	60.9%
Catastrophe losses and related adjustments	(4.7)%	(10.0)%	(3.7)%
Prior period development net of related adjustments	5.1%	6.3%	6.5%
CAY loss ratio excluding catastrophe losses	64.9%	64.3%	63.7%

2018 vs. 2017
The CAY loss ratio excluding catastrophe losses increased 0.6 percentage points for 2018, due to higher year-over-year large loss activity and a less favorable adjustment to our claims handling reserve in the current year relative to 2017, partially offset by integration-related claims handling expense savings realized.

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

				% Change
(in millions of U.S. dollars, except for percentages)	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
Net premiums written	$4,674	$4,533	$4,153	3.1%		9.1%
Net premiums earned	4,593	4,399	4,319	4.4%		1.9%
Losses and loss expenses	3,229	3,265	2,558	(1.1)%		27.6%
Policy acquisition costs	939	899	966	4.4%		(6.9)%
Administrative expenses	269	264	363	1.9%		(27.3)%
Underwriting income (loss)	156	(29)	432	NM		NM
Net investment income	236	226	207	4.4%		9.2%
Other (income) expense	1	4	6	(75.0)%		(33.3)%
Amortization of purchased intangibles	13	16	19	(18.8)%		(15.8)%
Segment income	$378	$177	$614	113.6%		(71.2)%
Loss and loss expense ratio	70.3%	74.2%	59.2%	(3.9)	pts	15.0	pts
Policy acquisition cost ratio	20.4%	20.4%	22.4%	—	pts	(2.0)	pts
Administrative expense ratio	5.9%	6.1%	8.4%	(0.2)	pts	(2.3)	pts
Combined ratio	96.6%	100.7%	90.0%	(4.1)	pts	10.7	pts
NM – not meaningful

Premiums
2018 vs. 2017
Net premiums written increased $141 million, or 3.1 percent for 2018, primarily due to strong retention and new business growth in homeowners and complementary products such as automobiles and valuables. In addition, the non-renewal of a quota share treaty in the second quarter of 2017 covering the acquired Fireman's Fund homeowners and automobile businesses added $47 million of additional net premiums written in 2018. These increases were partially offset by the addition of California to the homeowners quota share reinsurance treaty, effective October 1, 2018 ($47 million), which included a non-recurring unearned premium reserves (UPR) transfer of $32 million.

Net premiums earned increased $194 million, or 4.4 percent for 2018, primarily due to the factors described above.

2017 vs. 2016
Net premiums written increased $380 million in 2017. On a comparative basis, which includes the 14-day stub period ($100 million), net premiums written increased $280 million reflecting both growth across most lines as well as the non-renewal of a quota share treaty in 2017 covering the acquired Fireman's Fund homeowners and automobile businesses ($189 million). In addition, the prior year included a non-recurring unearned premium reserves (UPR) transfer ($128 million) related to the July 1, 2016 purchase of reinsurance for our homeowners and large limit valuable articles business written in the northeast United States which decreased net premiums written in the prior year. This reinsurance impacted 2017 growth ($126 million) as we had a full year of coverage in 2017 but only a partial year of coverage in 2016.

Net premiums earned increased $80 million, primarily due to the factors described above.

Combined Ratio
2018 vs. 2017
The loss and loss expense ratio decreased 3.9 percentage points in 2018, primarily due to lower catastrophe losses (6.5 percentage points), lower unfavorable prior period development (0.6 percentage points), and integration-related claims handling expense savings realized. These decreases were offset by increased frequency and severity of homeowners losses primarily non-catastrophe water related events and large fire losses which are trending above our expectations (3.3 percentage points).

The policy acquisition cost ratio remained flat in 2018. The administrative expense ratio decreased 0.2 percentage points in 2018, primarily due to integration-related expense savings realized that exceeded normal merit and inflation.

2017 vs. 2016
The loss and loss expense ratio increased 15.0 percentage points in 2017, primarily due to higher catastrophe (12.6 percentage points) and non-catastrophe large losses (1.2 percentage points), as well as an updated allocation that more appropriately classified certain claims-related expenses as loss adjustment expenses (previously reported as administrative expenses). This updated allocation increased loss adjustment expenses (0.5 percentage points), with an offsetting decrease to administrative expenses. This increase was partially offset by integration-related claims handling expense savings realized of $22 million (0.5 percentage points).

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

Catastrophe Losses and Prior Period Development

(in millions of U.S. dollars)	2018	2017	2016
Catastrophe losses excluding reinstatement premiums, pre-tax	$611	$871	$326
Unfavorable prior period development net of related adjustments, pre-tax	$(41)	$(69)	$(27)

Catastrophe losses were primarily from the following events (refer to the table on page 56):

•	2018: Colorado rain and hailstorms, Hurricanes Florence and Michael, California mudslides, and other severe weather-related events in the U.S. including California wildfires

•	2017: Hurricanes Harvey and Irma and severe weather-related events in the U.S., including California wildfires

•	2016: severe weather-related events in the U.S., including Hurricane Matthew

CAY Loss Ratio Excluding Catastrophe Losses

	2018	2017	2016
Loss and loss expense ratio	70.3%	74.2%	59.2%
Catastrophe losses and related adjustments	(13.6)%	(20.1)%	(7.5)%
Prior period development net of related adjustments	(0.9)%	(1.5)%	(0.7)%
CAY loss ratio excluding catastrophe losses	55.8%	52.6%	51.0%

2018 vs. 2017
The CAY loss ratio excluding catastrophe losses increased 3.2 percentage points in 2018, due to increased frequency and severity of homeowners losses primarily non-catastrophe water related events and large fire losses.

2017 vs. 2016
The CAY loss ratio excluding catastrophe losses increased 1.6 percentage points in 2017 primarily due to higher non-catastrophe large losses (1.2 percentage points), as well as an updated allocation that more appropriately classified certain claims-related expenses as loss adjustment expenses (previously reported as administrative expenses). This updated allocation increased loss adjustment expenses (0.5 percentage points), with an offsetting decrease to administrative expenses. This increase was partially offset by integration-related claims handling expense savings realized of $22 million (0.5 percentage points).

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

				% Change
(in millions of U.S. dollars, except for percentages)	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
Net premiums written	$1,577	$1,516	$1,328	4.0%		14.2%
Net premiums earned	1,569	1,508	1,316	4.1%		14.6%
Losses and loss expenses (1)	1,114	1,043	898	6.8%		16.1%
Policy acquisition costs	79	81	83	(2.5)%		(2.4)%
Administrative expenses	(9)	(8)	(6)	12.5%		33.3%
Underwriting income	385	392	341	(1.8)%		15.0%
Net investment income	28	25	20	12.0%		25.0%
Other (income) expense	2	2	1	—		100.0%
Amortization of purchased intangibles	28	29	29	(3.4)%		—
Segment income	$383	$386	$331	(0.8)%		16.6%
Loss and loss expense ratio	71.0%	69.2%	68.3%	1.8	pts	0.9	pts
Policy acquisition cost ratio	5.0%	5.4%	6.3%	(0.4)	pts	(0.9)	pts
Administrative expense ratio	(0.5)%	(0.6)%	(0.5)%	0.1	pts	(0.1)	pts
Combined ratio	75.5%	74.0%	74.1%	1.5	pts	(0.1)	pts

(1)
Gains (losses) on crop derivatives were $(3) million, $(7) million, and $(5) million in 2018, 2017, and 2016, respectively. These gains (losses) are included in Net realized gains (losses) in our Consolidated statements of operations but are reclassified to Losses and loss expenses for purposes of presenting North America Agricultural Insurance underwriting income.

Premiums
2018 vs. 2017
Net premiums written increased $61 million, or 4.0 percent in 2018, primarily due to growth in our MPCI business and growth in our Chubb Agribusiness. The growth in MPCI premium was driven by policy count growth and the year-over-year impact of the premium sharing formulas under the U.S. government. Under the MPCI profit and loss calculation, we cede additional premiums to the government during profitable years. In the prior year, the program was more profitable which resulted in higher cessions compared to 2018. The increase was partially offset by lower volatility factors, which are a component of the policy pricing that measures the likelihood the commodity price will fluctuate over the crop year and reduces the premium we charge.

Net premiums earned increased $61 million, or 4.1 percent in 2018, due to the factors described above.

2017 vs. 2016
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

Combined Ratio
2018 vs. 2017
The loss and loss expense ratio increased 1.8 percentage points in 2018 due to higher catastrophe losses and lower favorable prior period development.

The policy acquisition cost ratio decreased 0.4 percentage points in 2018 due to lower MPCI reinsurance cessions in the current year.

The administrative expense ratio remained relatively flat in 2018.

2017 vs. 2016
The loss and loss expense ratio increased 0.9 percentage points in 2017 reflecting the revision to the 2017 crop year margin estimate as discussed above. In addition, the increase was partially offset by higher favorable prior period development.

The policy acquisition cost ratio decreased 0.9 percentage point in 2017, primarily due to lower direct commissions in the current year and an increase in MPCI net premiums earned.

The administrative expense ratio remained relatively flat in 2017.

Catastrophe Losses and Prior Period Development

(in millions of U.S. dollars)	2018	2017	2016
Catastrophe losses excluding reinstatement premiums, pre-tax	$21	$18	$19
Favorable prior period development net of related adjustments, pre-tax	$110	$119	$72

Catastrophe losses in 2018, 2017, and 2016 were primarily weather-related events in our farm, ranch and specialty P&C business. Refer to the table on page 56.

Net favorable prior period development was $110 million, $119 million, and $72 million in 2018, 2017, and 2016, respectively. For 2018, the prior period development amount included $140 million of favorable incurred losses and $10 million of lower acquisition costs due to lower than expected MPCI losses for the 2017 crop year, partially offset by a $40 million decrease in net premiums earned related to the MPCI profit and loss calculation formula. For 2017, the prior period development amount included $174 million of favorable incurred losses and $11 million of lower acquisition costs due to lower than expected MPCI losses for the 2016 crop year, partially offset by a $66 million decrease in net premiums earned related to the MPCI profit and loss calculation formula.

CAY Loss Ratio Excluding Catastrophe Losses

	2018	2017	2016
Loss and loss expense ratio	71.0%	69.2%	68.3%
Catastrophe losses and related adjustments	(1.3)%	(1.2)%	(1.5)%
Prior period development net of related adjustments	7.0%	8.2%	5.6%
CAY loss ratio excluding catastrophe losses	76.7%	76.2%	72.4%

2018 vs. 2017
The CAY loss ratio excluding catastrophe losses increased 0.5 percentage points in 2018, primarily due to a less favorable crop margin in the current year versus 2017, partially offset by lower underlying losses in our Chubb Agribusiness unit.

2017 vs. 2016
The CAY loss ratio excluding catastrophe losses increased 3.8 percentage points in 2017 reflecting the revision to the 2017 crop year margin estimate as discussed above.

Overseas General Insurance

Overseas General Insurance segment comprises Chubb International and Chubb Global Markets (CGM). Chubb International comprises our international commercial P&C traditional and specialty lines serving large corporations, middle market and small customers; A&H and traditional and specialty personal lines business serving local territories outside the U.S., Bermuda, and Canada. CGM, our London-based international commercial P&C excess and surplus lines business, includes Lloyd's of London (Lloyd's) Syndicate 2488. Chubb provides funds at Lloyd's to support underwriting by Syndicate 2488 which is managed by Chubb Underwriting Agencies Limited.

				% Change
(in millions of U.S. dollars, except for percentages)	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
Net premiums written (1)	$8,902	$8,350	$8,124	6.6%		2.8%
Net premiums earned	8,612	8,131	8,132	5.9%		—
Losses and loss expenses	4,429	4,281	4,005	3.5%		6.9%
Policy acquisition costs	2,346	2,221	2,136	5.6%		4.0%
Administrative expenses	1,014	982	1,057	3.3%		(7.1)%
Underwriting income (2)	823	647	934	27.2%		(30.7)%
Net investment income	619	610	600	1.5%		1.7%
Other (income) expense	—	(4)	(11)	NM		(63.6)%
Amortization of purchased intangibles	41	45	48	(8.9)%		(6.3)%
Segment income	$1,401	$1,216	$1,497	15.2%		(18.8)%
Loss and loss expense ratio	51.4%	52.6%	49.3%	(1.2)	pts	3.3	pts
Policy acquisition cost ratio	27.2%	27.3%	26.3%	(0.1)	pts	1.0	pt
Administrative expense ratio	11.8%	12.1%	12.9%	(0.3)	pts	(0.8)	pts
Combined ratio	90.4%	92.0%	88.5%	(1.6)	pts	3.5	pts
NM – not meaningful

(1)
On a constant-dollar basis, for the years ended December 31, 2018 and 2017, net premiums written increased $448 million, or 5.3 percent, and increased $229 million, or 2.8 percent, respectively. Amounts are calculated by translating prior period results using the same local currency rates as the comparable current period.

(2)
On a constant-dollar basis, for the years ended December 31, 2018 and 2017, underwriting income increased $159 million, or 24.1 percent, and decreased $310 million or 32.3 percent, respectively. Amounts are calculated by translating prior period results using the same local currency rates as the comparable current period.

Premiums
2018 vs. 2017
Net premiums written increased $552 million in 2018, or $448 million (5.3 percent) on a constant-dollar basis, reflecting growth across most regions and lines of business. P&C lines growth ($235 million) was across all regions, principally in small commercial property and general casualty lines reflecting new business, and in middle market driven by new business and rate increases. Personal lines growth ($134 million) was principally in our automobile line in Mexico driven by new business, as well as in our specialty lines in Asia. A&H lines growth ($79 million) was principally in Asia driven by new business.

Net premiums earned increased $481 million in 2018, or $384 million (4.7 percent) on a constant-dollar basis, due to the factors described above.

2017 vs. 2016
Net premiums written increased $226 million in 2017, or $229 million (2.8 percent) on constant-dollar basis. Excluding the favorable impact of the 14-day stub period ($215 million), adverse impact of merger-related accounting policy adjustments in 2016 to align the timing of premium recognition ($126 million) and merger-related actions ($131 million), net premiums written increased $271 million on a constant-dollar basis, driven by growth in personal lines business, primarily from new automobile business written in Latin America, as well as growth across most P&C lines, primarily in Asia and Latin America.
Net premiums earned remained flat in 2017, and decreased $31 million on a constant-dollar basis, primarily due to a higher mix of multi-year policies written in the current year in comparison to the growth in net premiums written, as well as from the merger-related actions described above. These decreases were partially offset by the favorable impact of the 14-day stub period, as noted above.

Net Premiums Written by Region

					% Change
(in millions of U.S. dollars, except for percentages)	2018	2017	2016	C$ (1) 2017	2018 vs. 2017	C$ (1) 2018 vs. 2017	2017 vs. 2016
Region
Europe	$3,508	$3,281	$3,227	$3,440	6.9%	2.0%	1.7%
Latin America	2,181	2,108	1,992	2,012	3.5%	8.4%	5.8%
Asia	2,884	2,596	2,537	2,635	11.1%	9.4%	2.3%
Other (2)	329	365	368	367	(9.9)%	(10.4)%	(0.8)%
Net premiums written	$8,902	$8,350	$8,124	$8,454	6.6%	5.3%	2.8%
	2018 % of Total	2017 % of Total	2016 % of Total
Region
Europe	39%	40%	40%
Latin America	25%	25%	25%
Asia	32%	31%	31%
Other (2)	4%	4%	4%
Net premiums written	100%	100%	100%

(1)	On a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency rates as the comparable current period.

(2)	Comprises Combined International, Eurasia and Africa region, and other international.

Combined Ratio
2018 vs. 2017
The loss and loss expense ratio decreased 1.2 percentage points in 2018, reflecting lower catastrophe losses (1.6 percentage points) and a change in the mix of business towards consumer and property and casualty lines in countries that have a lower loss ratio and a higher acquisition cost ratio (0.3 percentage points), partially offset by lower favorable prior period development in the current year (0.6 percentage points).

The policy acquisition cost ratio was relatively flat in 2018.

The administrative expense ratio decreased 0.3 percentage points in 2018, primarily driven by integration-expense savings realized (0.3 percentage points).

2017 vs. 2016
The loss and loss expense ratio increased 3.3 percentage points in 2017, reflecting higher catastrophe losses and higher non-catastrophe large losses in the current year (0.2 percentage points), partially offset by a change in the mix of business (0.5 percentage points) towards products and regions that have a lower loss ratio and a higher acquisition cost ratio, integration-related claims handling expense savings realized of $38 million (0.5 percentage points) and lower favorable prior period development in the current year (2.1 percentage points).
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

Catastrophe Losses and Prior Period Development

(in millions of U.S. dollars)	2018	2017	2016
Catastrophe losses excluding reinstatement premiums, pre-tax	$206	$331	$183
Favorable prior period development net of related adjustments, pre-tax	$212	$252	$423

Catastrophe losses were primarily from the following events (refer to the table on page 56):

•	2018: Typhoons Jebi, Mangkhut and Trami; Hurricane Florence and storms in Australia

•	2017: Hurricanes Harvey, Irma and Maria; Earthquakes in Mexico, Cyclone Debbie in Australia, and flooding in Latin America

•	2016: severe weather-related events in Europe, earthquakes in Ecuador and New Zealand, and flooding in the U.K.

CAY Loss Ratio Excluding Catastrophe Losses

	2018	2017	2016
Loss and loss expense ratio	51.4%	52.6%	49.3%
Catastrophe losses and related adjustments	(2.4)%	(4.0)%	(2.3)%
Prior period development net of related adjustments	2.5%	3.1%	5.2%
CAY loss ratio excluding catastrophe losses	51.5%	51.7%	52.2%

2018 vs. 2017
The CAY loss ratio excluding catastrophe losses decreased 0.2 percentage points in 2018 primarily due to a change in the mix of business towards consumer and property and casualty lines in countries that have a lower loss ratio and a higher acquisition cost ratio (0.3 percentage points).

2017 vs. 2016
The CAY loss ratio excluding catastrophe losses decreased 0.5 percentage points in 2017 due to a mix of business (0.5 percentage points) towards products and regions that have a lower loss ratio and a higher acquisition cost ratio and integration-related claims handling expense savings realized of $38 million (0.5 percentage points), partially offset by higher non-catastrophe large losses in the current year (0.2 percentage points).

Effective January 1, 2019, we have redomiciled our European headquarters to France, with Paris being the principal office for our Continental European operations. We have a significant investment in France in both financial and human resources, as well as a large portfolio of commercial and consumer insurance business throughout the country. Following the anticipated withdrawal of the UK from the EU, we will continue to have a substantial presence in London in addition to its offices and operations across the UK and EU. Our primary aim is to ensure a seamless transition and to offer certainty and continuity of service for all our customers and business partners, regardless of location or the final outcome of the Brexit negotiations. Total costs incurred in 2018 related to our relocation of European insurance companies, and other Brexit related costs, were $11 million, and the expected costs for 2019 are projected to be immaterial.

Global Reinsurance

The Global Reinsurance segment represents our reinsurance operations comprising Chubb Tempest Re Bermuda, Chubb Tempest Re USA, Chubb Tempest Re International, and Chubb Tempest Re Canada. Global Reinsurance markets its reinsurance products worldwide primarily through reinsurance brokers under the Chubb Tempest Re brand name and provides a broad range of traditional reinsurance coverage to a diverse array of primary P&C companies.

				% Change
(in millions of U.S. dollars, except for percentages)	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
Net premiums written	$671	$685	$676	(2.1)%		1.4%
Net premiums earned	670	704	710	(4.9)%		(0.7)%
Losses and loss expenses	479	561	325	(14.7)%		72.6%
Policy acquisition costs	162	177	187	(8.4)%		(5.3)%
Administrative expenses	41	44	52	(8.4)%		(15.4)%
Underwriting income (loss)	(12)	(78)	146	84.8%		NM
Net investment income	257	273	263	(6.1)%		3.8%
Other (income) expense	(32)	(1)	(4)	NM		(75.0)%
Segment income	$277	$196	$413	41.3%		(52.5)%
Loss and loss expense ratio	71.6%	79.8%	45.7%	(8.2)	pts	34.1	pts
Policy acquisition cost ratio	24.2%	25.1%	26.3%	(0.9)	pts	(1.2)	pts
Administrative expense ratio	6.0%	6.3%	7.5%	(0.3)	pts	(1.2)	pts
Combined ratio	101.8%	111.2%	79.5%	(9.4)	pts	31.7	pts
NM – not meaningful

Premiums
2018 vs. 2017
Net premiums written decreased $14 million in 2018, or $22 million (3.3 percent) on a constant-dollar basis, primarily due to higher reinstatement premiums collected in the prior year principally relating to the 2017 natural catastrophes ($15 million year-over-year decrease) and lower renewals, which is reflective of competitive market conditions primarily in catastrophe and catastrophe exposed lines of business, partially offset by new business written in the casualty line of business.

Net premiums earned decreased $34 million in 2018, or $42 million (6.0 percent) on a constant-dollar basis, reflecting the decrease in net premiums written. The decrease was also due to $14 million of short-term treaties (less than one year in duration) earned in the prior year that were written in 2016 and 2017.
2017 vs. 2016
Net premiums written increased $9 million in 2017, or $14 million (2.2 percent) on a constant-dollar basis, primarily due to a $30 million increase in catastrophe reinstatement premiums and the timing of the Chubb Corp acquisition which excluded approximately $20 million of production generated prior to the Chubb Corp acquisition close on January 14, 2016 (14-day stub period). These increases were negatively impacted by merger-related actions of $10 million, declining rates and increasing competition.

Net premiums earned were about flat in 2017, which is approximately in line with the modest increase in net premiums written.

Combined Ratio
2018 vs. 2017
The loss and loss expense ratio decreased 8.2 percentage points in 2018 principally due to lower catastrophe losses partially offset by lower favorable prior period development and a shift in the mix of business from property catastrophe business towards casualty business, which generally has a higher loss ratio.

The policy acquisition cost ratio decreased 0.9 percentage points in 2018 primarily due to lower acquisition expenses from proportional business sold.

The administrative expense ratio decreased 0.3 percentage points in 2018 primarily due to continued expense management.

2017 vs. 2016
The loss and loss expense ratio increased 34.1 percentage points in 2017 primarily due to higher catastrophe losses and an increase in the loss ratio on our U.S. property business, partially offset by lower favorable prior period development.

The policy acquisition cost ratio decreased 1.2 percentage points in 2017 primarily due to higher net premiums earned from fully earned catastrophe reinstatement premiums, partially offset by lower profit commissions receivable on our outbound retrocessional treaties.

The administrative expense ratio decreased 1.2 percentage points in 2017 primarily reflecting expense reductions implemented to align our cost structure with our premium base and integration-related expense savings realized.

Catastrophe Losses and Prior Period Development

(in millions of U.S dollars)	2018	2017	2016
Catastrophe losses, pre-tax (1)	$205	$313	$91
Favorable prior period development net of related adjustments, pre-tax (2)	$50	$59	$78
(1) Excludes catastrophe reinstatement premiums collected - pre-tax	$22	$37	$7
(2) Net favorable (unfavorable) reinstatement premiums receivable, net of acquisition expenses, on prior period development - pre-tax	$(7)	$4	$(7)

Catastrophe losses were primarily from the following events (refer to table on page 56):

•	2018: Hurricanes Florence and Michael; Typhoons Jebi and Trami; Windstorm Friederike, California Wildfires, and severe weather-related events in the U.S., Canada and Japan

•	2017: Hurricanes Harvey, Irma and Maria; Northern California Wildfires, and severe weather-related events in the U.S.

•	2016: Fort McMurray wildfire, Hurricane Matthew, and severe weather-related events in Europe, the U.S. and Canada

CAY Loss Ratio Excluding Catastrophe Losses

	2018	2017	2016
Loss and loss expense ratio	71.6%	79.8%	45.7%
Catastrophe losses and related adjustments	(29.2)%	(42.4)%	(12.5)%
Prior period development net of related adjustments	8.1%	8.6%	11.8%
CAY loss ratio excluding catastrophe losses	50.5%	46.0%	45.0%

2018 vs. 2017
The CAY loss ratio excluding catastrophe losses increased 4.5 percentage points primarily due to a shift in the mix of business from property catastrophe business towards casualty business which generally has a higher loss ratio and higher losses in our U.S. property lines.

2017 vs. 2016
The CAY loss ratio excluding catastrophe losses increased 1.0 percentage point due to an increase in the loss ratio on our U.S. property business.

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

				% Change
(in millions of U.S. dollars, except for percentages)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Net premiums written	$2,270	$2,141	$2,124	6.1%	0.8%
Net premiums earned	2,218	2,101	2,055	5.6%	2.2%
Losses and loss expenses	766	739	663	3.7%	11.5%
Policy benefits (1)	590	676	588	(12.7)%	15.0%
(Gains) losses from fair value changes in separate account assets (1)	38	(97)	(11)	NM	NM
Policy acquisition costs	557	530	509	5.1%	4.1%
Administrative expenses	310	303	307	2.3%	(1.3)%
Net investment income	341	313	283	8.9%	10.6%
Life Insurance underwriting income	298	263	282	13.3%	(6.7)%
Other (income) expense (1)	(12)	13	16	NM	(18.8)%
Amortization of purchased intangibles	2	2	3	—	(33.3)%
Segment income	$308	$248	$263	24.2%	(5.7)%
NM – not meaningful

(1)
(Gains) losses from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP have been reclassified from Other income (expense) for purposes of presenting Life Insurance underwriting income. The offsetting movement in the separate account liabilities is included in Policy benefits.

Premiums
2018 vs. 2017
Net premiums written increased $129 million in 2018, or $123 million (5.7 percent) on a constant-dollar basis, primarily due to growth in our North American Combined Insurance supplemental A&H program business ($73 million), and Asian and Latin American international life operations ($58 million), partially offset by our life reinsurance business, which continues to decline as no new life reinsurance business is being written ($8 million).

2017 vs. 2016
Net premiums written increased $17 million in 2017, or $8 million (0.3 percent) on a constant-dollar basis, due to growth in our Asian international life operations and Combined Insurance supplemental A&H program business. This growth was partially offset by planned declines in our Latin American operations, reflecting merger-related actions of $37 million, and in our life reinsurance business, which continues to decline as no new business is being written.

Deposits
The following table presents deposits collected on universal life and investment contracts:

				% Change
(in millions of U.S. dollars, except for percentages)	2018	2017	2016	2018 vs. 2017	C$ (1) 2018 vs. 2017	2017 vs. 2016
Deposits collected on universal life and investment contracts	$1,538	$1,436	$1,006	7.1%	6.0%	42.7%

(1)	On a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency rates as the comparable current period.

Deposits collected on universal life and investment contracts (life deposits) are not reflected as revenues in our Consolidated statements of operations in accordance with GAAP. New life deposits are an important component of production, and although they do not significantly affect current period income from operations they are key to our efforts to grow our business. Life deposits collected increased in 2018 due to growth in Korea, Taiwan, and Vietnam. Foreign exchange favorably impacted growth by $14 million in 2018.

Life deposits collected increased in 2017 due to growth in Taiwan, partially offset by a decline in Korea. Foreign exchange favorably impacted growth by $25 million in 2017.

Life Insurance underwriting income
Life Insurance underwriting income increased $35 million in 2018 compared to 2017 primarily due to an increase in net investment income as well as growth as described above.

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

Our exposure to A&E claims principally arises out of liabilities acquired when we purchased Westchester Specialty in 1998, CIGNA’s P&C business in 1999, and legacy Chubb Corp A&E claims in 2016. Corporate staff expenses and net investment income of Chubb Limited, including the amortization of the fair value adjustment on acquired invested assets and debt, interest expense, amortization of purchased intangibles related to the Chubb Corp acquisition, Chubb integration expenses and other merger related expenses and the one-time pension curtailment benefit related to the harmonization of our U.S. pension plans are reported within Corporate.

				% Change
(in millions of U.S. dollars, except for percentages)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Losses and loss expenses	$53	$285	$169	(81.4)%	68.6%
Administrative expenses	295	267	183	10.5%	45.9%
Underwriting loss	348	552	352	(37.0)%	56.8%
Net investment income (loss)	(209)	(283)	(368)	(26.1)%	(23.1)%
Interest expense	641	607	605	5.6%	0.3%
Adjusted net realized gains (losses)	(649)	91	(140)	NM	NM
Other (income) expense	(406)	(318)	(217)	27.7%	46.5%
Amortization expense (benefit) of purchased intangibles	255	168	(80)	51.8%	NM
Chubb integration expenses	59	310	492	(81.0)%	(37.0)%
Income tax expense (benefit)	695	(139)	815	NM	NM
Net loss	$(2,450)	$(1,372)	$(2,475)	78.6%	(44.6)%
NM – not meaningful

Losses and loss expenses decreased $232 million in 2018 primarily due to lower adverse development related to Brandywine asbestos and environmental exposures of $134 million compared to $170 million in the prior year as well as favorable reinsurance settlements in the current year of $205 million. Refer to Note 6 of the Consolidated Financial Statements for further information.

Losses and loss expenses increased $116 million in 2017 primarily due to higher adverse development related to Brandywine asbestos and environmental exposures. Additionally, during the fourth quarter of 2016, we amended several of our U.S. retirement programs as part of a harmonization effort that moved us towards a more unified retirement savings approach. This resulted in a one-time pension curtailment benefit of $113 million, $23 million of which was related to claims staff and was therefore recorded in losses and loss expenses in the above table. Refer to Note 12 to the Consolidated Financial Statements for further discussion of the pension curtailment.

Administrative expenses were higher by $28 million in 2018 compared to 2017, primarily due to increased spending to support overall company growth and higher global advertising expenses.

Administrative expenses were higher by $84 million in 2017 compared to 2016 which included the one-time pension curtailment benefit in 2016 discussed above, of which $90 million reduced administrative expenses in 2016. This increase was partially offset by integration-related expense savings ($34 million) and lower post-retirement benefit expenses ($7 million).

Chubb integration expenses are one-time in nature and are not related to the on-going business activities of the segments. The Chief Executive Officer does not manage segment results or allocate resources to segments when considering these costs and they are therefore excluded from our definition of segment income. Chubb integration expenses for 2018 were $59 million, compared to $310 million and $492 million for 2017 and 2016, respectively. These expenses principally consisted of personnel-related expenses and rebranding ($18 million and $14 million, respectively) in 2018, and personnel-related expenses ($168 million and $181 million) and Consulting fees ($64 million and $125 million) in 2017 and 2016, respectively.

Refer to the respective sections that follow for a discussion of Net investment income, Interest expense, Other (income) expense, Net realized gains and losses, Amortization of purchased intangibles, and Income tax expense.

Effective income tax rate
Our effective income tax rate reflects a mix of income or losses in jurisdictions with a wide range of tax rates, permanent differences between US GAAP and local tax laws, and the timing of recording discrete items. A change in the geographic mix of earnings could impact our effective tax rate.

In 2018, 2017, and 2016, our effective income tax rate was 14.9 percent, (3.7) percent, and 16.5 percent, respectively. The effective income tax rate in 2018 was favorably impacted by the reduced U.S. Federal income tax rate resulting from the passage of the Tax Cuts and Jobs Act (2017 Tax Act) and an increase to the provisional benefit recorded related to the impact of the 2017 Tax Act. The effective income tax rate in 2017 included the favorable income tax benefit of $450 million, which represented our best estimate of the impact of the 2017 Tax Act. In addition, the income tax benefit in 2017 reflected the significant catastrophe losses in the year. Refer to Note 7 to the Consolidated Financial Statements for additional information on the 2017 Tax Act.

The 2017 Tax Act included provisions for Global Intangible Low-Taxed Income (GILTI) under which taxes may be imposed on income of foreign subsidiaries and for a Base Erosion and Anti-Abuse Tax (BEAT) under which taxes may be imposed on certain payments to affiliated foreign companies. There remain substantial uncertainties in the interpretation of BEAT and GILTI and the formal guidance issued to date is still in proposed form. Finalization of the proposed guidance, and changes to the interpretations and assumptions of these provisions may impact amounts recorded with respect to the international provisions of the 2017 Tax Act, which may be material in the period the adjustment is recorded.

Our effective income tax rate reflects the lower corporate tax rates that prevailed outside the United States on income attributed to certain foreign operations, including 7.83 percent in Switzerland, 0.0 percent in Bermuda, and 19.0 percent in the U.K. During 2018, approximately 51 percent of our total pre-tax income was tax effected based on these lower rates compared with 62 percent and 54 percent in 2017 and 2016, respectively.

Non-GAAP Reconciliation

In presenting our results, we included and discussed certain non-GAAP measures. These non-GAAP measures, which may be defined differently by other companies, are important for an understanding of our overall results of operations and financial condition. However, they should not be viewed as a substitute for measures determined in accordance with generally accepted accounting principles (GAAP).

We provide financial measures, including net premiums written, net premiums earned, and underwriting income on a constant-dollar basis. We believe it is useful to evaluate the trends in these measures exclusive of the effect of fluctuations in exchange rates between the U.S. dollar and the currencies in which our international business is transacted, as these exchange rates could fluctuate significantly between periods and distort the analysis of trends. The impact is determined by assuming constant foreign exchange rates between periods by translating prior period results using the same local currency exchange rates as the comparable current period.

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

CAY P&C combined ratio excluding catastrophe losses (CATs) is a non-GAAP financial measure which excludes CATs and prior period development (PPD). We exclude CATs as they are not predictable as to timing and amount and PPD as these unexpected loss developments on historical reserves are not indicative of our current underwriting performance. The combined ratio numerator is adjusted to exclude net premiums earned adjustments on PPD, prior period expense adjustments and reinstatement premiums on PPD, and the denominator is adjusted to exclude net premiums earned adjustments on PPD and reinstatement premiums on CATs and PPD. In periods where there are adjustments on loss sensitive policies, these adjustments are excluded from PPD and net premiums earned when calculating the ratios. We believe this measure provides a better evaluation of our underwriting performance and enhances the understanding of the trends in our P&C business that may be obscured by these items. This measure is commonly reported among our peer companies and allows for a better comparison.

Reinstatement premiums are additional premiums paid on certain reinsurance agreements in order to reinstate coverage that had been exhausted by loss occurrences. The reinstatement premium amount is typically a pro rata portion of the original ceded premium paid based on how much of the reinsurance limit had been exhausted.

Net premiums earned adjustments within PPD are adjustments to the initial premium earned on retrospectively rated policies based on actual claim experience that develops after the policy period ends. The premium adjustments correlate to the prior period loss development on these same policies and are fully earned in the period the adjustments are recorded.

Prior period expense adjustments typically relate to either profit commission reserves or policyholder dividend reserves based on actual claim experience that develops after the policy period ends. The expense adjustments correlate to the prior period loss development on these same policies.

P&C combined ratio with expected level of CATs and CAY P&C combined ratio with expected level of CATs are non-GAAP financial measures which excludes CATs above or below managements' view of typical CATs for that period. An expected level of CATs is determined based on various factors, including historical experience, seasonal patterns, and consideration of both modeled CATs (e.g., windstorm and earthquake) as well as non-modeled CATs (e.g., wildfires, floods and freeze). For the years ended December 31, 2018 and 2017, based on these and other factors, the expected level of CATs was $937 million and $908 million, respectively, resulting in CATs above expected level of $689 million and $1,838 million, respectively. We believe that these measures are meaningful and provide a better indication of our underwriting performance as the portion of CATs intended to be covered by the premiums over time is retained in the calculation. These measures more appropriately align the numerator with an expected level of CATs to the denominator which includes the net premiums earned on policies with exposures to that business. The CAY P&C combined ratio with an expected level of CATs excludes PPD as these unexpected loss developments on historical reserves are not indicative of our current underwriting performance.

The following tables present the calculation of combined ratio, as reported for each segment to P&C combined ratio, adjusted for catastrophe losses (CATs) and PPD:

		North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Corporate	Total P&C
For the Year Ended
December 31, 2018
(in millions of U.S. dollars except for ratios)
Numerator
Losses and loss expenses
Losses and loss expenses		$8,000	$3,229	$1,111	$4,429	$479	$53	$17,301
Realized (gains) losses on crop derivatives		—	—	3	—	—	—	3
Adjusted losses and loss expenses	A	$8,000	$3,229	$1,114	$4,429	$479	$53	$17,304
Catastrophe losses		(579)	(611)	(21)	(206)	(205)	—	(1,622)
PPD and related adjustments
PPD, net of related adjustments - favorable (unfavorable)		610	(41)	110	212	50	(45)	896
Net premiums earned adjustments on PPD - unfavorable (favorable)		29	—	40	—	8	—	77
Expense adjustments - unfavorable (favorable)		7	—	(10)	—	(1)	—	(4)
PPD reinstatement premiums - unfavorable (favorable)		7	1	—	4	—	—	12
PPD - gross of related adjustments - favorable (unfavorable)		653	(40)	140	216	57	(45)	981
CAY loss and loss expense ex CATs	B	$8,074	$2,578	$1,233	$4,439	$331	$8	$16,663
Policy acquisition costs and administrative expenses
Policy acquisition costs and administrative expenses	C	$2,795	$1,208	$70	$3,360	$203	$295	$7,931
Expense adjustments - favorable (unfavorable)		(7)	—	10	—	1	—	4
Policy acquisition costs and administrative expenses, adjusted	D	$2,788	$1,208	$80	$3,360	$204	$295	$7,935
Denominator
Net premiums earned	E	$12,402	$4,593	$1,569	$8,612	$670		$27,846
Reinstatement premiums (collected) expensed on catastrophe losses		—	26	—	—	(22)		4
Net premiums earned adjustments on PPD - unfavorable (favorable)		29	—	40	—	8		77
PPD reinstatement premiums - unfavorable (favorable)		7	1	—	4	—		12
Net premiums earned excluding adjustments	F	$12,438	$4,620	$1,609	$8,616	$656		$27,939
P&C Combined ratio
Losses and loss expense ratio	A/E	64.5%	70.3%	71.0%	51.4%	71.6%		62.1%
Policy acquisition cost and administrative expense ratio	C/E	22.5%	26.3%	4.5%	39.0%	30.2%		28.5%
P&C Combined ratio		87.0%	96.6%	75.5%	90.4%	101.8%		90.6%
CAY P&C Combined ratio ex CATs
Loss and loss expense ratio, adjusted	B/F	64.9%	55.8%	76.7%	51.5%	50.5%		59.6%
Policy acquisition cost and administrative expense ratio, adjusted	D/F	22.4%	26.1%	4.9%	39.0%	31.1%		28.4%
CAY P&C Combined ratio ex CATs		87.3%	81.9%	81.6%	90.5%	81.6%		88.0%
Combined ratio
Combined ratio								90.6%
Add: impact of gains and losses on crop derivatives								—
P&C Combined ratio								90.6%
Note: The ratios above are calculated using whole U.S. dollars. Accordingly, calculations using rounded amounts may differ. Letters A, B, C, D, E and F included in the table are references for calculating the ratios above.

		North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Corporate	Total P&C
For the Year Ended
December 31, 2017
(in millions of U.S. dollars except for ratios)
Numerator
Losses and loss expenses
Losses and loss expenses		$8,287	$3,265	$1,036	$4,281	$561	$285	$17,715
Realized (gains) losses on crop derivatives		—	—	7	—	—	—	7
Adjusted losses and loss expenses	A	$8,287	$3,265	$1,043	$4,281	$561	$285	$17,722
Catastrophe losses		(1,220)	(871)	(18)	(331)	(313)	—	(2,753)
PPD and related adjustments
PPD, net of related adjustments - favorable (unfavorable)		746	(69)	119	252	59	(278)	829
Net premiums earned adjustments on PPD - unfavorable (favorable)		42	—	66	—	(4)	—	104
Expense adjustments - unfavorable (favorable)		6	—	(11)	—	—	—	(5)
PPD reinstatement premiums - unfavorable (favorable)		9	—	—	—	—	—	9
PPD - gross of related adjustments - favorable (unfavorable)		803	(69)	174	252	55	(278)	937
CAY loss and loss expense ex CATs	B	$7,870	$2,325	$1,199	$4,202	$303	$7	$15,906
Policy acquisition costs and administrative expenses
Policy acquisition costs and administrative expenses	C	$2,854	$1,163	$73	$3,203	$221	$267	$7,781
Expense adjustments - favorable (unfavorable)		(6)	—	11	—	—	—	5
Policy acquisition costs and administrative expenses, adjusted	D	$2,848	$1,163	$84	$3,203	$221	$267	$7,786
Denominator
Net premiums earned	E	$12,191	$4,399	$1,508	$8,131	$704		$26,933
Reinstatement premiums (collected) expensed on catastrophe losses		4	22	—	4	(37)		(7)
Net premiums earned adjustments on PPD - unfavorable (favorable)		42	—	66	—	(4)		104
PPD reinstatement premiums - unfavorable (favorable)		9	—	—	—	—		9
Net premiums earned excluding adjustments	F	$12,246	$4,421	$1,574	$8,135	$663		$27,039
P&C Combined ratio
Losses and loss expense ratio	A/E	68.0%	74.2%	69.2%	52.6%	79.8%		65.8%
Policy acquisition cost and administrative expense ratio	C/E	23.4%	26.5%	4.8%	39.4%	31.4%		28.9%
P&C Combined ratio		91.4%	100.7%	74.0%	92.0%	111.2%		94.7%
CAY P&C Combined ratio ex CATs
Loss and loss expense ratio, adjusted	B/F	64.3%	52.6%	76.2%	51.7%	46.0%		58.8%
Policy acquisition cost and administrative expense ratio, adjusted	D/F	23.2%	26.3%	5.3%	39.3%	33.2%		28.8%
CAY P&C Combined ratio ex CATs		87.5%	78.9%	81.5%	91.0%	79.2%		87.6%
Combined ratio
Combined ratio								94.7%
Add: impact of gains and losses on crop derivatives								—
P&C Combined ratio								94.7%
Note: The ratios above are calculated using whole U.S. dollars. Accordingly, calculations using rounded amounts may differ. Letters A, B, C, D, E and F included in the table are references for calculating the ratios above.

Adjusted interest expense and adjusted net investment income are non-GAAP financial measures which exclude amortization of the fair value adjustment on assumed long-term debt and acquired invested assets, respectively, related to the Chubb Corp acquisition due to the size and complexity of this acquisition. Refer to the Interest Expense section for a reconciliation of interest expense to adjusted interest expense.

The following table presents a reconciliation of the 2019 quarterly expected net investment income range to the 2019 quarterly expected adjusted net investment income range:

(in millions of U.S. dollars)	2019 Per Quarter
Expected net investment income range, pre-tax	$825 to $835
Expected amortization expense of the fair value adjustment on acquired invested assets, pre-tax	$55
Expected adjusted net investment income range, pre-tax	$880 to $890
"2016 Comparative basis" is the combined legacy ACE and legacy Chubb Corp results, excluding the impact of the unearned premium reserves intangible amortization and the elimination of the historical policy acquisition costs as a result of purchase accounting related to the Chubb Corp acquisition in order to present the underlying profitability of our insurance business for the entire relevant periods. The combined company results for the year ended December 31, 2016 are inclusive of the first 14 days of January 2016 (the Chubb Corp acquisition was completed on January 14, 2016). We believe this measure provides visibility into our results, allows for comparability to our historical results and is consistent with how management evaluates results. The following tables present a reconciliation of 2016 actual results to "2016 Comparative basis":

(in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Consolidated
Net premiums written
2016 Net premiums written	$11,740	$4,153	$1,328	$8,124	$676	$2,124	$28,145
14 day stub period	519	100	—	215	20	1	855
2016 Comparative basis	$12,259	$4,253	$1,328	$8,339	$696	$2,125	$29,000
Net premiums earned
2016 Net premiums earned	$12,217	$4,319	$1,316	$8,132	$710	$2,055	$28,749
14 day stub period	208	110	—	71	—	2	391
2016 Comparative basis	$12,425	$4,429	$1,316	$8,203	$710	$2,057	$29,140

(in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Corporate	Total P&C
Loss and loss expenses
2016 Loss and loss expenses	$7,439	$2,558	$893	$4,005	$325	$169	$15,389
14 day stub period	127	53	—	42	—	—	222
(Gain) loss on crop derivatives	—	—	5	—	—	—	5
Pension curtailment benefit	—	—	—	—	—	23	23
2016 Comparative basis	$7,566	$2,611	$898	$4,047	$325	$192	$15,639
Policy acquisition costs
2016 Policy acquisition costs	$2,023	$966	$83	$2,136	$187	$—	$5,395
Amortization of acquired UPR intangible asset	(859)	(492)	—	(208)	—	—	(1,559)
Elimination of deferred acquisition cost benefit	729	406	—	238	—	—	1,373
14 day stub period	33	14	—	13	—	—	60
2016 Comparative basis	$1,926	$894	$83	$2,179	$187	$—	$5,269
Administrative expenses
2016 Administrative expenses	$1,125	$363	$(6)	$1,057	$52	$183	$2,774
Pension curtailment benefit	—	—	—	—	—	90	90
14 day stub period	35	13	—	12	—	3	63
2016 Comparative basis	$1,160	$376	$(6)	$1,069	$52	$276	$2,927

Net Investment Income

(in millions of U.S. dollars, except for percentages)	2018	2017	2016
Average invested assets	$101,453	$99,675	$96,656
Net investment income (1)	$3,305	$3,125	$2,865
Yield on average invested assets	3.3%	3.1%	3.0%
Market yield on fixed maturities	3.7%	2.9%	2.8%

(1)
Includes $248 million, $332 million and $393 million of amortization expense related to the fair value adjustment of acquired invested assets related to the Chubb Corp acquisition in 2018, 2017 and 2016, respectively.

Net investment income is influenced by a number of factors including the amounts and timing of inward and outward cash flows, the level of interest rates, and changes in overall asset allocation. Net investment income increased 5.8 percent in 2018 compared with 2017, primarily due to higher reinvestment rates offset by lower private equity distributions. Net investment income increased 9.1 percent in 2017 compared with 2016, primarily reflecting higher private equity distributions that included a $44 million final distribution from a co-investment with one of our private equity fund partners and a higher overall invested asset base. Refer to Note 2 g) to the Consolidated Financial Statements for additional information.

Net Realized and Unrealized Gains (Losses)

We take a long-term view with our investment strategy, and our investment managers manage our investment portfolio to maximize total return within certain specific guidelines designed to minimize risk. The majority of our investment portfolio is available for sale and reported at fair value. Our held to maturity investment portfolio is reported at amortized cost. The effect of market movements on our fixed maturities portfolio impacts Net income (through Net realized gains (losses)) when securities are sold or when we record an Other-than-temporary impairment (OTTI) charge. For a further discussion related to how we assess OTTI for our fixed maturities, including credit-related OTTI, and the related impact on Net income, refer to Note 2 c) to the Consolidated Financial Statements. Effective January 1, 2018, we adopted new accounting guidance that requires the effect of changes in fair value of equity securities and cost-method private equity securities to be recognized immediately in Net income (through realized gains (losses)). Additionally, Net income is impacted through the reporting of changes in the fair value of derivatives, including financial futures, options, swaps, and GLB reinsurance. Changes in unrealized appreciation and depreciation on available for sale securities resulting from the revaluation of securities held, changes in cumulative foreign currency translation adjustment, and unrealized postretirement benefit obligations liability adjustment, are reported as separate components of Accumulated other comprehensive income (loss) in Shareholders’ equity in the Consolidated balance sheets.

	Year Ended December 31
	2018			2017			2016
(in millions of U.S. dollars)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)
Fixed maturities	$(302)	$(1,996)	$(2,298)	$(31)	$537	$506	$(163)
Fixed income and equity derivatives	(75)	—	(75)	(11)	—	(11)	(33)
Public equity	70	—	70	16	88	104	44
Private equity	121	—	121	(11)	8	(3)	(4)
Mark-to-market on public and private equity	(255)	—	(255)	—	—	—	—
Total investment portfolio	(441)	(1,996)	(2,437)	(37)	633	596	(156)
Variable annuity reinsurance derivative transactions, net of applicable hedges	(252)	—	(252)	103	—	103	(83)
Other derivatives	(3)	—	(3)	(5)	—	(5)	(10)
Foreign exchange	131	(802)	(671)	36	471	507	118
Other	(87)	(321)	(408)	(13)	(16)	(29)	(14)
Net gains (losses), pre-tax	$(652)	$(3,119)	$(3,771)	$84	$1,088	$1,172	$(145)

For the year ended December 31, 2018, other-than-temporary impairments in Net realized gains (losses) include $49 million for fixed maturities. For the year ended December 31, 2017, other-than-temporary impairments in Net realized gains (losses) include $23 million for fixed maturities, $10 million for public equity, and $12 million for private equity. For the year ended December 31, 2016, other-than-temporary impairments in Net realized gains (losses) include $81 million for fixed maturities, $8 million for public equity, and $14 million for private equity.

The unrealized loss in fixed maturities of $2.0 billion, pre-tax, is principally driven by rising interest rates. Other net realized gains (losses) for the year ended December 31, 2018, included a $36 million loss from the extinguishment of debt as discussed in Note 8 to the Consolidated Financial Statements, a $24 million loss related to lease impairments, and a $23 million loss related to the impairment of fixed assets.
The variable annuity reinsurance derivative transactions resulted in realized gains (losses), due to the (increase) decrease in the fair value of GLB liabilities of $(248) million, $364 million, and $50 million for the years ended December 31, 2018, 2017, and 2016, respectively. The realized losses in 2018 reflected an increase in the fair value of GLB liabilities due to lower global equity market levels, the impact of discounting future claims for one less year and changes made to our valuation model relating to policyholder behavior. The realized gains in 2017 and 2016 reflected a decrease in the fair value of GLB liabilities due to higher global equity market levels and changes in assumptions on policyholder behavior, partially offset by the unfavorable impact of discounting future claims for one less year. Additionally, the realized gain in 2017 was also due to changes in interest rates assumptions.

As part of our loss mitigation strategy for our GLB exposures, we maintain positions in derivative instruments that decrease in fair value when the S&P 500 index increases. During the years ended December 31, 2018, 2017, and 2016, we experienced realized losses of $(4) million, $(261) million, and $(136) million, respectively, related to these derivative instruments.

Amortization of purchased intangibles and Other amortization

Amortization expense related to purchased intangibles were $339 million, $260 million, and $19 million for the years ended December 31, 2018, 2017, and 2016, respectively. The increase in amortization expense of purchased intangibles in 2018 and 2017 compared to 2016, primarily reflects a lower amortization benefit from the fair value adjustment on acquired Unpaid losses and loss expenses related to the Chubb Corp acquisition. The amortization of purchased intangibles is expected to be an expense of $298 million, or approximately $75 million each quarter, in 2019. Refer to Note 5 to the Consolidated Financial Statements under Item 8.

Reduction of deferred tax liability associated with intangible assets related to Other intangible assets (excluding the fair value adjustment on Unpaid losses and loss expense)
At December 31, 2018, the deferred tax liability associated with the Other intangible assets (excluding the fair value adjustment on Unpaid losses and loss expenses) was $1,360 million.

The following table presents, as of December 31, 2018, the expected reduction to the deferred tax liability associated with Other intangible assets (which reduces as agency distribution relationships and renewal rights, and other intangible assets amortize), at current foreign currency exchange rates for the next five years:

For the Years Ending December 31 (in millions of U.S. dollars)	Reduction to deferred tax liability associated with intangible assets
2019	$80
2020	70
2021	63
2022	57
2023	53
Total	$323

Amortization of the fair value adjustment on acquired invested assets and assumed long-term debt
The following table presents at December 31, 2018, the expected amortization expense of the fair value adjustment on acquired invested assets, at current foreign currency exchange rates, and the expected amortization benefit from the amortization of the fair value adjustment on assumed long-term debt for the next five years as follows:

For the Years Ending December 31 (in millions of U.S. dollars)	Acquired invested assets (1)	Assumed long-term debt (2)
2019	$(225)	$21
2020	(200)	21
2021	(95)	21
2022	—	21
2023	—	21
Total	$(520)	$105

(1)	Recorded as a reduction to Net investment income in the Consolidated statements of operations.

(2)	Recorded as a reduction to Interest expense in the Consolidated statements of operations.

The estimate of amortization expense of the fair value adjustment on acquired invested assets could vary materially based on current market conditions, bond calls, overall duration of the acquired investment portfolio, and foreign exchange.

Interest Expense

The following table presents our pre-tax interest expense for the years ended December 31, 2018 and 2017. Also presented below is our estimated pre-tax interest expense for the year ended December 31, 2019 based on our existing debt obligations and fees based on our expected usage of certain facilities.

			Estimated Interest Expense			Actual Interest Expense
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year	Full Year	Full Year
(in millions of U.S. dollars)	2019	2019	2019	2019	2019	2018	2017
Fixed interest expense based on outstanding debt	$124	$123	$116	$117	$480	$520	$560
Variable interest expense based on expected usage	22	25	26	27	100	154	96
Adjusted interest expense	$146	$148	$142	$144	$580	$674	$656
Amortization of the fair value of debt assumed in the Chubb Corp acquisition	(5)	(5)	(5)	(6)	(21)	(33)	(49)
Total interest expense, including amortization of the fair value of debt	$141	$143	$137	$138	$559	$641	$607

Estimated 2019 fixed interest expense assumes that the $500 million 5.9 percent senior note, due June 15, 2019, matured and was fully paid. Estimated variable interest expense is based on expected usage and current interest rates and may fluctuate.

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

The average duration of our fixed income securities, including the effect of options and swaps, was 3.7 years and 4.2 years at December 31, 2018 and 2017, respectively. We estimate that a 100 basis point (bps) increase in interest rates would reduce the valuation of our fixed income portfolio by approximately $3.5 billion at December 31, 2018.

The following table shows the fair value and cost/amortized cost of our invested assets:

	December 31, 2018		December 31, 2017
(in millions of U.S. dollars)	Fair Value	Cost/ Amortized Cost	Fair Value	Cost/ Amortized Cost
Fixed maturities available for sale	$78,470	$79,323	$78,939	$77,835
Fixed maturities held to maturity	13,259	13,435	14,474	14,335
Short-term investments	3,016	3,016	3,561	3,561
	94,745	95,774	96,974	95,731
Equity securities(1)	770	770	937	737
Other investments(1)	5,277	5,277	4,672	4,417
Total investments	$100,792	$101,821	$102,583	$100,885

(1)
Effective Q1 2018, we adopted new accounting guidance that requires any changes in fair value of equity securities and other investments that are accounted for under the cost-method to be recognized immediately in net income. Therefore, the amortized cost of these investments is equal to their fair value at December 31, 2018.

The fair value of our total investments decreased $1.8 billion during the year ended December 31, 2018, primarily due to unrealized depreciation driven by rising interest rates, the payment of dividends on our Common Shares, share repurchases, and unfavorable foreign currency movement. This decrease was partially offset by the investing of operating cash flows and the investing of net proceeds from the debt issuance, net of debt repayment.

The following tables present the market value of our fixed maturities and short-term investments at December 31, 2018 and 2017. The first table lists investments according to type and the second according to S&P credit rating:

	December 31, 2018		December 31, 2017
(in millions of U.S. dollars, except for percentages)	Market Value	% of Total	Market Value	% of Total
Treasury	$4,799	5%	$4,049	4%
Agency	528	1%	564	1%
Corporate and asset-backed securities	29,091	31%	27,215	28%
Mortgage-backed securities	18,026	19%	18,032	19%
Municipal	16,327	17%	20,766	21%
Non-U.S.	22,958	24%	22,787	23%
Short-term investments	3,016	3%	3,561	4%
Total	$94,745	100%	$96,974	100%
AAA	$14,571	15%	$15,512	16%
AA	36,715	39%	37,407	39%
A	17,253	18%	18,369	19%
BBB	12,035	13%	12,377	13%
BB	8,363	9%	7,941	8%
B	5,596	6%	5,135	5%
Other	212	—	233	—
Total	$94,745	100%	$96,974	100%

Corporate and asset-backed securities
The following table presents our 10 largest global exposures to corporate bonds by market value at December 31, 2018:

(in millions of U.S. dollars)	Market Value
Wells Fargo & Co	$557
Bank of America Corp	465
JP Morgan Chase & Co	443
Comcast Corp	365
Goldman Sachs Group Inc	351
AT&T Inc	340
HSBC Holdings Plc	339
Anheuser-Busch InBev NV	337
Verizon Communications Inc	331
Morgan Stanley	292

Mortgage-backed securities

	S&P Credit Rating					Market Value	Amortized Cost
December 31, 2018 (in millions of U.S. dollars)	AAA	AA	A	BBB	BB and below	Total	Total
Agency residential mortgage-backed (RMBS)	$—	$14,686	$—	$—	$—	$14,686	$14,896
Non-agency RMBS	26	48	68	27	20	189	189
Commercial mortgage-backed	2,809	243	99	—	—	3,151	3,197
Total mortgage-backed securities	$2,835	$14,977	$167	$27	$20	$18,026	$18,282

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

Non-U.S.
Our exposure to the Euro results primarily from Chubb European Group SE which is headquartered in France and offers a broad range of coverages throughout the European Union, Central, and Eastern Europe. Chubb primarily invests in Euro denominated investments to support its local currency insurance obligations and required capital levels. Chubb’s local currency investment portfolios have strict contractual investment guidelines requiring managers to maintain a high quality and diversified portfolio to both sector and individual issuers. Investment portfolios are monitored daily to ensure investment manager compliance with portfolio guidelines.

Our non-U.S. investment grade fixed income portfolios are currency-matched with the insurance liabilities of our non-U.S. operations. The average credit quality of our non-U.S. fixed income securities is A and 50 percent of our holdings are rated AAA or guaranteed by governments or quasi-government agencies. Within the context of these investment portfolios, our government and corporate bond holdings are highly diversified across industries and geographies. Issuer limits are based on credit rating (AA—two percent, A—one percent, BBB—0.5 percent of the total portfolio) and are monitored daily via an internal compliance system. We manage our indirect exposure using the same credit rating based investment approach. Accordingly, we do not believe our indirect exposure is material.

The following table summarizes the market value and amortized cost of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. government securities at December 31, 2018:

(in millions of U.S. dollars)	Market Value	Amortized Cost
United Kingdom	$1,064	$1,053
Republic of Korea	1,055	950
Canada	831	837
Federative Republic of Brazil	707	700
Province of Ontario	644	648
Province of Quebec	502	504
United Mexican States	487	502
Kingdom of Thailand	460	439
Commonwealth of Australia	308	289
Federal Republic of Germany	304	295
Other Non-U.S. Government Securities (1)	4,319	4,306
Total	$10,681	$10,523

(1)	There are no investments in Portugal, Ireland, Italy, Greece or Spain.

The following table summarizes the market value and amortized cost of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. corporate securities at December 31, 2018:

(in millions of U.S. dollars)	Market Value	Amortized Cost
United Kingdom	$1,924	$1,936
Canada	1,479	1,506
United States (1)	1,141	1,176
France	1,014	1,018
Australia	823	817
Netherlands	671	674
Germany	525	524
Japan	484	486
Switzerland	469	474
China	373	374
Other Non-U.S. Corporate Securities	3,374	3,411
Total	$12,277	$12,396

(1)
The countries that are listed in the non-U.S. corporate fixed income portfolio above represent the ultimate parent company's country of risk. Non-U.S. corporate securities could be issued by foreign subsidiaries of U.S. corporations.

Below-investment grade corporate fixed income portfolio
Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss from default by the borrower is greater with below-investment grade securities. Below-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than investment grade issuers. At December 31, 2018, our corporate fixed income investment portfolio included below-investment grade and non-rated securities which, in total, comprised approximately 13 percent of our fixed income portfolio. Our below-investment grade and non-rated portfolio includes over 1,200 issuers, with the greatest single exposure being $128 million.

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

Environmental claims present exposure for remediation and defense costs associated with the contamination of property as a result of pollution.

The following table presents count information for asbestos claims by causative agent and environmental claims by account, for direct policies only:

	Asbestos (by causative agent)		Environmental (by account)
	2018	2017 (1)	2018	2017 (1)
Open at beginning of year	1,789	1,822	1,349	1,419
Newly reported/reopened	188	166	149	133
Closed or otherwise disposed	139	199	137	203
Open at end of year	1,838	1,789	1,361	1,349
(1) 2017 was revised to conform to current year presentation.

Survival ratios are calculated by dividing the asbestos or environmental loss and allocated loss adjustment expense (ALAE) reserves by the average asbestos or environmental loss and ALAE payments for the three most recent calendar years (3-year survival ratio). The 3-year survival ratios for gross and net Asbestos loss and ALAE reserves were 4.4 years and 4.9 years, respectively. The 3-year survival ratios for gross and net Environmental loss and ALAE reserves were 5.4 years and 17.6 years, respectively. The net 3-year survival ratios were impacted by favorable reinsurance settlements in 2018. Excluding the settlements, the 3-year survival ratio for net Asbestos loss and ALAE reserves and net Environmental loss and ALAE reserves were 4.7 years and 5.7 years, respectively. Refer to the PPD section in Note 6 to the consolidated financial statements for additional information on the settlements. The survival ratios provide only a very rough depiction of reserves and are significantly impacted by a number of factors such as aggressive settlement practices, variations in gross to ceded relationships within the asbestos or environmental claims, and levels of coverage provided. We, therefore, urge caution in using these very simplistic ratios to gauge reserve adequacy.

Catastrophe Management

We actively monitor and manage our catastrophe risk accumulation around the world such as setting risk limits based on probable maximum loss (PML) and purchasing catastrophe reinsurance. The table below presents our modeled pre-tax estimates of natural catastrophe PML, net of reinsurance, at December 31, 2018, for Worldwide, U.S. hurricane and California earthquake events, based on our in-force portfolio at October 1, 2018 and reflecting the April 1, 2018 reinsurance program (see Natural Catastrophe Property Reinsurance Program section) as well as inuring reinsurance protection coverages. According to the model, for the 1-in-100 return period scenario, there is a one percent chance that our annual aggregate losses incurred in any year from U.S. hurricane events could be in excess of $2,730 million (or 5.4 percent of our total shareholders’ equity at December 31, 2018).

	Modeled Net Probable Maximum Loss (PML)
	Worldwide (1)		U.S. Hurricane (2)		California Earthquake (3)
	Annual Aggregate		Annual Aggregate		Single Occurrence
(in millions of U.S. dollars, except for percentages)	Chubb	% of Total Shareholders’ Equity	Chubb	% of Total Shareholders’ Equity	Chubb	% of Total Shareholders’ Equity
1-in-10	$1,884	3.7%	$1,078	2.1%	$128	0.3%
1-in-100	$3,880	7.7%	$2,730	5.4%	$1,361	2.7%
1-in-250	$6,195	12.3%	$4,830	9.6%	$1,493	3.0%

(1)	Worldwide losses are comprised of losses arising only from hurricanes, typhoons, convective storms and earthquakes and do not include “non-modeled” perils such as wildfire and flood.

(2)	U.S. Hurricane losses include losses from wind and storm-surge and exclude rainfall.

(3)	California earthquakes include fire-following perils.

The above estimates of Chubb’s loss profile are inherently uncertain for many reasons, including the following:

•
While the use of third-party catastrophe modeling packages to simulate potential hurricane and earthquake losses is prevalent within the insurance industry, the models are reliant upon significant meteorology, seismology, and engineering assumptions to estimate catastrophe losses. In particular, modeled catastrophe events are not always a representation of actual events and ensuing additional loss potential;

•
There is no universal standard in the preparation of insured data for use in the models, the running of the modeling software and interpretation of loss output. These loss estimates do not represent our potential maximum exposures and it is highly likely that our actual incurred losses would vary materially from the modeled estimates; and

•	The potential effects of climate change add to modeling complexity.

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

Chubb renewed its Global Property Catastrophe Reinsurance Program for our North American and International operations effective April 1, 2018 through March 31, 2019, with no significant change in coverage from the expiring program. The program consists of three layers in excess of losses retained by Chubb on a per occurrence basis. In addition, Chubb also renewed its terrorism coverage (excluding nuclear, biological, chemical and radiation coverage, with an inclusion of coverage for biological and chemical coverage for personal lines) for the United States from April 1, 2018 through March 31, 2019 with the same limits and retention and percentage placed except that the majority of terrorism coverage is on an aggregate basis above our retentions without a reinstatement.

Natural Catastrophe Property Reinsurance Program
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

(a)
Ultimate retention will depend upon the nature of the loss and the interplay between the underlying per risk programs and certain other catastrophe programs purchased by individual business units. These other catastrophe programs have the potential to reduce our effective retention below the stated levels. We added California to our Northeast homeowners quota share treaty effective October 1, 2018, which favorably impacted our net liabilities from events in California, such as the wildfires.

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

Chubb also has a property catastrophe bond in place that offers additional natural catastrophe protection for certain parts of the portfolio. The geographic scope of this coverage is from Virginia through Maine. The East Lane VI 2015 bond currently provides $250 million of coverage as part of a $430 million layer in excess of $2,014 million retention through March 13, 2020.

Political Risk and Credit Insurance

Political risk insurance is a specialized coverage that provides clients with protection against unexpected, catastrophic political or macroeconomic events, primarily in emerging markets. We participate in this market through our wholly-owned subsidiary Sovereign Risk Insurance Ltd. (Sovereign), and through a unit of our London-based CGM operation. Chubb is one of the world's leading underwriters of political risk and credit insurance, has a global portfolio spread across more than 150 countries and is also a member of the Berne Union. Our clients include financial institutions, national export credit agencies, leading multilateral agencies, private equity firms and multinational corporations. CGM writes political risk and credit insurance business out of underwriting offices in London, United Kingdom; Hamburg, Germany; Sao Paulo, Brazil; Singapore; Tokyo, Japan; and in the U.S. in the following locations: Chicago, Illinois; New York, New York; and Los Angeles, California.

Our political risk insurance provides protection to commercial lenders against defaults on cross border loans, insulates investors against equity losses, and protects exporters against defaults on contracts. Commercial lenders, our largest client segment, are covered for missed scheduled loan repayments due to acts of confiscation, expropriation or nationalization by the host government, currency inconvertibility or exchange transfer restrictions, or war or other acts of political violence. In addition, in the case of loans to government-owned entities or loans that have a government guarantee, political risk policies cover scheduled payments against risks of non-payment or non-honoring of government guarantees. Private equity investors and corporations receive similar coverage to that of lenders, except their equity is protected against financial losses, inability to repatriate dividends, and physical damage to their operations caused by covered events. Our export contracts protection provides coverage for both exporters and their financing banks against the risk of contract frustration due to government actions, including non-payment by governmental entities.

CGM's credit insurance businesses cover losses due to insolvency, protracted default, and political risk perils including export and license cancellation. Our credit insurance product provides coverage to larger companies that have sophisticated credit risk management systems, with exposure to multiple customers and that have the ability to self-insure losses up to a certain level through excess of loss coverage. It also provides coverage to trade finance banks, exporters, and trading companies, with exposure to trade-related financing instruments. CGM also has limited capacity for Specialist Credit insurance products which provide coverage for project finance and working capital loans for large corporations and banks.

We have implemented structural features in our policies in order to control potential losses within the political risk and credit insurance businesses. These include basic loss sharing features that include co-insurance and deductibles, and in the case of trade credit, the use of non-qualifying losses that drop smaller exposures deemed too difficult to assess. Ultimate loss severity is also limited by using waiting periods to enable the insurer and insured to agree on recovery strategies, and the subrogation of the rights of the lender/exporter to the insurer following a claim. We have the option to pay claims over the original loan payment schedule, rather than in a lump sum in order to provide insureds and the insurer additional time to remedy problems and work towards full recoveries. It is important to note that political risk and credit policies are named peril conditional contracts, not financial guarantees, and claims are only paid after conditions and warranties are fulfilled. Political risk and credit insurance do not cover currency devaluations, bond defaults, movements in overseas equity markets, transactions deemed illegal, situations where corruption or misrepresentation has occurred, or debt that is not legally enforceable. In addition to assessing and mitigating potential exposure on a policy-by-policy basis, we also have specific risk management measures in place to manage overall exposure and risk. These measures include placing country, credit, and individual transaction limits based on country risk and credit ratings, combined single loss limits on multi-country policies, the use of reinsurance protection as well as quarterly modeling and stress-testing of the portfolio. We have a dedicated Country and Credit Risk management team that are responsible for the portfolio.

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

The MPCI program, offered in conjunction with the U.S. Department of Agriculture’s Risk Management Agency (RMA), is a federal subsidized insurance program that covers revenue shortfalls or production losses due to natural causes such as drought, excessive moisture, hail, wind, freeze, insects, and disease. These Revenue Products are defined as providing both commodity price and yield coverages. Policies are available for various crops in different areas of the U.S. and generally have deductibles generally ranging from 10 percent to 50 percent of the insured's risk. The USDA's Risk Management Agency (RMA) sets the policy terms and conditions, rates and forms, and is also responsible for setting compliance standards. As a participant in the MPCI program, we report all details of policies to the RMA and are party to a Standard Reinsurance Agreement (SRA). The SRA sets out the relationship between private insurance companies and the Federal Crop Insurance Corporation (FCIC) concerning the terms and conditions regarding the risks each will bear including the pro-rata and state stop-loss provisions, which allows companies to limit the exposure of any one state or group of states on their underwriting results. In addition to the pro-rata and excess of loss reinsurance protections inherent in the SRA, we also purchase third-party proportional and stop-loss reinsurance for our MPCI business to reduce our exposure. We may also enter into crop derivative contracts to further manage our risk exposure.

Each year the RMA issues a final SRA for the subsequent reinsurance year (i.e., the 2019 SRA covers the 2019 reinsurance year from July 1, 2018 through June 30, 2019). There were no significant changes in the terms and conditions to the 2019 SRA and therefore, the new SRA does not impact Chubb's outlook on the crop program relative to 2019.

We recognize net premiums written as soon as estimable on our MPCI business, which is generally when we receive acreage reports from the policyholders on the various crops throughout the U.S. This allows us to best determine the premium associated with the liability that is being planted. The MPCI program has specific timeframes as to when producers must report acreage to us and in certain cases, the reporting occurs after the close of the respective reinsurance year. Once the net premium written has been recorded, the premium is then earned over the growing season for the crops. A majority of the crops that are covered in the program are typically subject to the SRA in effect at the beginning of the year. Given the major crops covered in the program, we typically see a substantial written and earned premium impact in the second and third quarters.

The pricing of MPCI premium is determined using a number of factors including commodity prices and related volatility (i.e., both impact the amount of premium we can charge to the policyholder). For example, in most states, the pricing for the MPCI Revenue Product for corn (i.e., insurance coverage for lower than expected crop revenue in a given season) includes a factor based on the average commodity price in February. If corn commodity prices are higher in February, compared to the February price in the prior year, and all other factors are the same, the increase in price will increase the corn premium year-over-year. Pricing is also impacted by volatility factors, which measure the likelihood commodity prices will fluctuate over the crop year. For example, if volatility is set at a higher rate compared to the prior year, and all other factors are the same, the premium charged to the policyholder will be higher year-over-year for the same level of coverage.

Losses incurred on the MPCI business are determined using both commodity price and crop yield. With respect to commodity price, there are two important periods on a large portion of the business: The month of February when the initial premium base is set, and the month of October when the final harvest price is set. If the price declines from February to October, with yield remaining at normal levels, the policyholder may be eligible to recover on the policy. However, in most cases there are deductibles on these policies, therefore, the impact of a decline in price would have to exceed the deductible before a policyholder would be eligible to recover.

We evaluate our MPCI business at an aggregate level and the combination of all of our insured crops (both winter and summer) go into our underwriting gain or loss estimate in any given year. Typically, we do not have enough information on the harvest prices or crop yield outputs to quantify the preliminary estimated impact to our underwriting results until the fourth quarter.

Our crop-hail program is a private offering. Premium is earned on the crop-hail program over the coverage period of the policy. Given the very short nature of the growing season, most crop-hail business is typically written in the second and third quarters and the recognition of earned premium is also more heavily concentrated during this timeframe. We use industry data to develop our own rates and forms for the coverage offered. The policy primarily protects farmers against yield reduction caused by hail and/or fire, and related costs such as transit to storage. We offer various deductibles to allow the grower to partially self-insure for a reduced premium cost. We limit our crop-hail exposures through the use of township liability limits and third-party reinsurance on our net retained hail business.

Liquidity
Liquidity is a measure of a company's ability to generate cash flows sufficient to meet short-term and long-term cash requirements. As a holding company, Chubb Limited possesses assets that consist primarily of the stock of its subsidiaries and other investments. In addition to net investment income, Chubb Limited's cash flows depend primarily on dividends or other statutorily permissible payments. Historically, these dividends and other payments have come primarily from Chubb's Bermuda-based operating subsidiaries, which we refer to as our Bermuda subsidiaries. Our consolidated sources of funds consist primarily of net premiums written, fees, net investment income, and proceeds from sales and maturities of investments. Funds are used at our various companies primarily to pay claims, operating expenses, and dividends; to service debt; to purchase investments; and to fund acquisitions.

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

To further ensure the sufficiency of funds to settle unforeseen claims, we hold certain invested assets in cash and short-term investments. In addition, for certain insurance, reinsurance, or deposit contracts that tend to have relatively large and reasonably predictable cash outflows, we attempt to establish dedicated portfolios of assets that are duration-matched with the related liabilities. With respect to the duration of our overall investment portfolio, we manage asset durations to both maximize return given current market conditions and provide sufficient liquidity to cover future loss payments. At December 31, 2018, the average duration of our fixed maturities (3.7 years) is less than the average expected duration of our insurance liabilities (4.1 years).

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

The payment of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction, as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies. During 2018, we were able to meet all of our obligations, including the payments of dividends on our Common Shares, with our net cash flows.

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions as well as the subsidiary's financial condition are paramount to the dividend decision. Chubb Limited received dividends of $75 million and $450 million from its Bermuda subsidiaries in 2018 and 2017, respectively.

The payment of any dividends from CGM or its subsidiaries is subject to applicable U.K. insurance laws and regulations.  In addition, the release of funds by Syndicate 2488 to subsidiaries of CGM is subject to regulations promulgated by the Society of Lloyd's. Chubb Limited received no dividends from CGM in 2018 and 2017.

The U.S. insurance subsidiaries of Chubb INA may pay dividends, without prior regulatory approval, subject to restrictions set out in state law of the subsidiary's domicile (or, if applicable, commercial domicile). Chubb INA's international subsidiaries are also subject to insurance laws and regulations particular to the countries in which the subsidiaries operate. These laws and regulations sometimes include restrictions that limit the amount of dividends payable without prior approval of regulatory insurance authorities. Chubb Limited received no dividends from Chubb INA in 2018 and 2017. Debt issued by Chubb INA is serviced by statutorily permissible distributions by Chubb INA's insurance subsidiaries to Chubb INA as well as other group resources. Chubb INA received dividends of $5.2 billion and $2.1 billion from its subsidiaries in 2018 and 2017, respectively. At December 31, 2018, the amount of dividends available to be paid to Chubb INA in 2019 from its subsidiaries without prior approval of insurance regulatory authorities totals $3.5 billion.

Cash Flows
Our insurance and reinsurance operations provide liquidity in that premiums are received in advance, sometimes substantially in advance, of the time claims are paid. Generally, cash flows are affected by claim payments that, due to the nature of our operations, may comprise large loss payments on a limited number of claims and which can fluctuate significantly from period to period. The irregular timing of these loss payments can create significant variations in cash flows from operations between periods. Refer to “Contractual Obligations and Commitments” for our estimate of future claim payments by period. Sources of liquidity include cash from operations, routine sales of investments, and financing arrangements. The following is a discussion of our cash flows for 2018, 2017, and 2016.

Operating cash flows reflect Net income for each period, adjusted for non-cash items and changes in working capital.

Operating cash flows were $5.5 billion in 2018, compared to $4.5 billion and $5.3 billion in 2017 and 2016, respectively. Operating cash flow was higher in 2018 compared to 2017, primarily due to higher premiums collected, net of higher catastrophe loss payments related to the 2017 catastrophe events, and lower taxes paid. The decrease in operating cash flows of $789 million in 2017 compared to 2016 was principally due to higher claims paid, related to the significant catastrophe losses during 2017.

Cash used for investing was $2.9 billion in 2018, compared to $2.4 billion and $5.3 billion in 2017 and 2016, respectively. The current year included higher net private equity contributions, net of distributions received, of $793 million. Cash used for investing in 2017 was lower compared to 2016 which included cash paid for the purchase of Chubb Corp of $14.3 billion, largely funded by sales in our investment portfolio, including net proceeds in short-term investments.

Cash used for financing was $2.0 billion in 2018, compared to $2.3 billion in 2017, and $742 million in 2016. Cash used for financing was lower by $328 million in 2018 compared to 2017. The current year included net proceeds from the issuance of long-term debt (net of repayments) of $170 million compared to the prior year which had repayments of $501 million. Cash used for financing in 2017, which included $801 million of share repurchases and $501 million of repayments of long-term debt, was higher compared to 2016, which did not have share repurchases or debt repayments.

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

We use repurchase agreements as a low-cost funding alternative. At December 31, 2018, there were $1.4 billion in repurchase agreements outstanding with various maturities over the next seven months.

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

Capital Resources
Capital resources consist of funds deployed or available to be deployed to support our business operations.

	December 31	December 31
(in millions of U.S. dollars, except for percentages)	2018	2017
Short-term debt	$509	$1,013
Long-term debt	12,087	11,556
Total financial debt	12,596	12,569
Trust preferred securities	308	308
Total shareholders’ equity	50,312	51,172
Total capitalization	$63,216	$64,049
Ratio of financial debt to total capitalization	19.9%	19.6%
Ratio of financial debt plus trust preferred securities to total capitalization	20.4%	20.1%

Repurchase agreements are excluded from the table above and are disclosed separately from short-term debt in the Consolidated balance sheets. The repurchase agreements are collateralized borrowings where we maintain the right and ability to redeem the collateral on short notice, unlike short-term debt which comprises the current maturities of our long-term debt instruments.

In April 2018, we redeemed $1.0 billion of 6.375 percent unsecured junior subordinated capital securities with the final maturity date of March 2067. With the redemption of the capital securities, we no longer have exposures related to our debt obligations that are tied to the London Interbank Offered Rates (LIBOR).  Related to certain of our investment portfolio, we are monitoring industry efforts via our external investment managers to establish alternatives and transition away from LIBOR by the end of 2021. Refer to Note 8 to the Consolidated Financial Statements for details about the debt issued and debt redeemed.

We believe our financial strength provides us with the flexibility and capacity to obtain available funds externally through debt or equity financing on both a short-term and long-term basis. Our ability to access the capital markets is dependent on, among other things, market conditions and our perceived financial strength. We have accessed both the debt and equity markets from time to time. We generally maintain the ability to issue certain classes of debt and equity securities via an unlimited Securities and Exchange Commission (SEC) shelf registration which is renewed every three years. This allows us capital market access for refinancing as well as for unforeseen or opportunistic capital needs. In October 2018, we filed an unlimited shelf registration which allows us to issue certain classes of debt and equity. This shelf registration expires in October 2021.

Securities Repurchases
From time to time, we repurchase shares as part of our capital management program. Our Board of Directors (Board) has authorized share repurchase programs as follows:

•	$1.0 billion of Chubb Common Shares from November 17, 2016 through December 31, 2017

•	$1.0 billion of Chubb Common Shares from January 1, 2018 through December 31, 2018

•	$1.5 billion of Chubb Common Shares from December 1, 2018 through December 31, 2019

Share repurchases may be made in the open market, in privately negotiated transactions, block trades, accelerated repurchases and/or through option or other forward transactions. There were no share repurchases in 2016. In 2017 and 2018, we repurchased $830 million and $1.02 billion, respectively, of Common Shares in a series of open market transactions under the Board share repurchase authorizations. The $1.0 billion Board authorization approved in December 2017 remained effective through December 31, 2018, and was fully utilized before the $1.5 billion December 1, 2018 to December 31, 2019 authorization began being utilized. For the period January 1 through February 27, 2019, we repurchased 1,328,754 Common Shares for a total of $174 million in a series of open market transactions. At February 27, 2019, $1.30 billion in share repurchase authorization remained through December 31, 2019.

Common Shares
Our Common Shares had a par value of CHF 24.15 each at December 31, 2018.

As of December 31, 2018, there were 20,580,486 Common Shares in treasury with a weighted average cost of $127.19 per share.

Under Swiss law, dividends must be stated in Swiss francs though dividend payments are made by Chubb in U.S. dollars.

At our May 2017 annual general meeting, our shareholders approved an annual dividend for the following year of up to $2.84 per share, which was paid in four quarterly installments of $0.71 per share at dates determined by the Board after the annual general meeting by way of a distribution from capital contribution reserves, transferred to free reserves for payment.

At our May 2018 annual general meeting, our shareholders approved an annual dividend for the following year of up to $2.92 per share, expected to be paid in four quarterly installments of $0.73 per share after the annual general meeting by way of distribution from capital contribution reserves, transferred to free reserves for payment. The Board will determine the record and payment dates at which the annual dividend may be paid until the date of the 2019 annual general meeting, and is authorized to abstain from distributing a dividend at its discretion. The first three quarterly installments each of $0.73 per share, have been distributed by the Board as expected.

Dividend distributions on Common Shares amounted to CHF 2.84 ($2.90) per share for the year ended December 31, 2018. Refer to Note 10 to the Consolidated Financial Statements for additional information on our dividends.

Contractual Obligations and Commitments

The following table presents our future payments due by period under contractual obligations at December 31, 2018:

	Payments Due By Period
			2020	2022
(in millions of U.S. dollars)	Total	2019	and 2021	and 2023	Thereafter
Payment amounts determinable from the respective contracts
Deposit liabilities (1)	$1,937	$20	$35	$61	$1,821
Purchase obligations (2)	510	177	269	64	—
Investments, including Limited Partnerships (3)	4,416	1,493	1,208	734	981
Operating leases	820	173	277	186	184
Repurchase agreements	1,418	1,418	—	—	—
Short-term debt	509	509	—	—	—
Long-term debt (4)	11,788	—	1,301	1,475	9,012
Trust preferred securities	309	—	—	—	309
Interest on debt obligations (4)	6,450	473	882	817	4,278
Total obligations in which payment amounts are determinable from the respective contracts	28,157	4,263	3,972	3,337	16,585
Payment amounts not determinable from the respective contracts
Estimated gross loss payments under insurance and reinsurance contracts	62,982	17,798	17,524	8,728	18,932
Estimated payments for future policy benefits	20,592	963	1,875	1,632	16,122
Total contractual obligations and commitments	$111,731	$23,024	$23,371	$13,697	$51,639

(1)	Refer to Note 1 k) to the Consolidated Financial Statements.

(2)	Primarily comprises audit fees and agreements with vendors to purchase system software administration and maintenance services.

(3)	Funding commitment primarily related to limited partnerships. The timing of the payments of these commitments is uncertain and may differ from the estimated timing in the table.

(4)
Included in debt obligations are €900 million ($1.0 billion calculated using the Euro balance sheet rate as of December 31, 2018) of 1.55 percent Euro denominated senior notes due March 2028 and €900 million ($1.0 billion calculated using the Euro balance sheet rate as of December 31, 2018) of 2.50 percent Euro denominated senior notes due March 2038. Incepted on March 7, 2018, these senior notes are subject to foreign exchange fluctuations on interest expense and principal.

The above table excludes the following items:

•
Pension obligations: Minimum funding requirements for our pension obligations are immaterial. Subsequent funding commitments are apt to vary due to many factors and are difficult to estimate at this time. Refer to Note 12 to the Consolidated Financial Statements for additional information.

•
Liabilities for unrecognized tax benefits: The liability for unrecognized tax benefits, excluding interest, was $14 million at December 31, 2018. We record accruals for interest and penalties, if any, related to unrecognized tax benefits in Income Tax expense in the Consolidated statements of operations. At December 31, 2018, we had accrued $3 million in liabilities for income tax-related interest and penalties in our Consolidated balance sheets. We are unable to make a reasonably reliable estimate for the timing of cash settlement with respect to these liabilities. Refer to Note 7 to the Consolidated Financial Statements for additional information.

We have no other significant contractual obligations or commitments not reflected in the table above. We do not have any off-balance sheet arrangements that are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Estimated gross loss payments under insurance and reinsurance contracts
We are obligated to pay claims under insurance and reinsurance contracts for specified loss events covered under those contracts. Such loss payments represent our most significant future payment obligation as a P&C insurance and reinsurance company. In contrast to other contractual obligations, cash payments are not determinable from the terms specified within the contract. For example, we do not ultimately make a payment to our counterparty for many insurance and reinsurance contracts (i.e., when a loss event has not occurred) and if a payment is to be made, the amount and timing cannot be determined from the contract. In the table above, we estimate payments by period relating to our gross liability for unpaid losses and loss expenses included in the Consolidated balance sheet at December 31, 2018, and do not take into account reinsurance recoverable. These estimated loss payments are inherently uncertain and the amount and timing of actual loss payments are likely to differ from these estimates and the differences could be material. Given the numerous factors and assumptions involved in both estimates of loss and loss expense reserves and related estimates as to the timing of future loss and loss expense payments in the table above, differences between actual and estimated loss payments will not necessarily indicate a commensurate change in ultimate loss estimates. The liability for Unpaid losses and loss expenses presented in our balance sheet is discounted for certain structured settlements for which the timing and amount of future claim payments are reliably determinable and certain reserves for unsettled claims that are discounted in statutory filings. Accordingly, the estimated amounts in the table exceed the liability for Unpaid losses and loss expenses presented in our balance sheet. Refer to Note 1 h) to the Consolidated Financial Statements for additional information.

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

On October 25, 2017, we entered into a credit facility that provides for up to $1.0 billion of availability, all of which may be used for the issuance of LOC and for revolving loans. We have the ability to increase the capacity to $2.0 billion under certain conditions, but any such increase would not raise the sub-limit for revolving loans above $1.0 billion. Our existing credit facility has a remaining term expiring in October 2022. At December 31, 2018, our LOC usage was $398 million.

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

The facility noted above requires that we maintain certain covenants, all of which have been met at December 31, 2018. These covenants include:

(i)	a minimum consolidated net worth of not less than $34.985 billion; and

(ii)	a ratio of consolidated debt to total capitalization of not greater than 0.35 to 1.

At December 31, 2018, (a) the minimum consolidated net worth requirement under the covenant described in (i) above was $34.985 billion and our actual consolidated net worth as calculated under that covenant was $52.8 billion and (b) our ratio of debt to total capitalization, as calculated under the covenant which excludes the fair value adjustment of debt acquired through the Chubb Corp acquisition, was 0.20 to 1, which is below the maximum debt to total capitalization ratio of 0.35 to 1 as described in (ii) above.

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

Credit ratings assess a company's ability to make timely payments of principal and interest on its debt. It is possible that, in the future, one or more of the rating agencies may reduce our existing ratings. If one or more of our ratings were downgraded, we could incur higher borrowing costs, and our ability to access the capital markets could be impacted. In addition, our insurance and reinsurance operations could be adversely impacted by a downgrade in our financial strength ratings, including a possible reduction in demand for our products in certain markets. Also, we have insurance and reinsurance contracts which contain rating triggers. In the event the S&P or A.M. Best financial strength ratings of Chubb fall, we may be faced with the cancellation of premium or be required to post collateral on our underlying obligation associated with this premium. We estimate that at December 31, 2018, a one-notch downgrade of our S&P or A.M. Best financial strength ratings would result in an immaterial loss of premium or requirement for collateral to be posted.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Market Sensitive Instruments and Risk Management
Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. We are exposed to potential losses from various market risks including changes in interest rates, equity prices, and foreign currency exchange rates. Further, through writing the GLB and GMDB products, we are exposed to volatility in the equity and credit markets, as well as interest rates. Our investment portfolio consists primarily of fixed income securities, denominated in both U.S. dollars and foreign currencies, which are sensitive to changes in interest rates and foreign currency exchange rates. The majority of our fixed income portfolio is classified as available for sale. The effect of market movements on our available for sale investment portfolio impacts Net income (through Net realized gains (losses)) when securities are sold or when we record an OTTI charge in Net income. Changes in interest rates and foreign currency exchange rates will have an immediate effect on Shareholders' equity and Comprehensive income and in certain instances, Net income. From time to time, we also use derivative instruments such as futures, options, swaps, and foreign currency forward contracts to manage the duration of our investment portfolio and foreign currency exposures and also to obtain exposure to a particular financial market. At December 31, 2018 and 2017, our notional exposure to derivative instruments was $9.1 billion and $4.8 billion, respectively. These instruments are recognized as assets or liabilities in our consolidated financial statements and are sensitive to changes in interest rates, foreign currency exchange rates, and equity security prices. As part of our investing activities, we purchase to be announced mortgage backed securities (TBAs). Changes in the fair value of TBAs are included in Net realized gains (losses) and therefore, have an immediate effect on both our Net income and Shareholders' equity.

We seek to mitigate market risk using a number of techniques, including maintaining and managing the assets and liabilities of our international operations consistent with the foreign currencies of the underlying insurance and reinsurance businesses, thereby limiting exchange rate risk to net assets denominated in foreign currencies.

The following is a discussion of our primary market risk exposures at December 31, 2018. Our policies to address these risks in 2018 were not materially different from 2017. We do not currently anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

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

The following table presents the impact at December 31, 2018 and 2017, on the fair value of our fixed income portfolio of a hypothetical increase in interest rates of 100 bps applied instantly across the U.S. yield curve (an immediate time horizon was used as this presents the worst case scenario):

(in billions of U.S. dollars, except for percentages)	2018	2017
Fair value of fixed income portfolio	$94.7	$97.0
Pre-tax impact of 100 bps increase in interest rates:
Decrease in dollars	$3.5	$4.1
As a percentage of total fixed income portfolio at fair value	3.7%	4.2%

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

The following table presents the impact at December 31, 2018 and 2017, on the fair value of our debt obligations of a hypothetical decrease in interest rates of 100 bps applied instantly across the U.S. yield curve (an immediate time horizon was used as this presents the worst case scenario):

(in millions of U.S. dollars, except for percentages)	2018	2017
Fair value of debt obligations, including repurchase agreements	$14,524	$15,221
Pre-tax impact of 100 bps decrease in interest rates:
Increase in dollars	$1,201	$1,144
As a percentage of total debt obligations at fair value	8.3%	7.5%

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

The following table summarizes the net assets in non-U.S. currencies at December 31, 2018 and 2017:

		2018		2017	2018 vs. 2017 % change in exchange rate per USD
(in millions of U.S. dollars, except for percentages)	Value of Net Assets	Exchange rate per USD	Value of Net Assets	Exchange rate per USD
Canadian dollar (CAD)	$2,114	0.7333	$2,289	0.7955	(7.8)%
British pound sterling (GBP)	1,901	1.2754	2,696	1.3513	(5.6)%
Euro (EUR)	1,896	1.1467	1,846	1.2005	(4.5)%
Australian dollar (AUD)	1,149	0.7049	1,283	0.7809	(9.7)%
Brazilian real (BRL)	938	0.2577	1,524	0.3019	(14.6)%
Mexican peso (MXN)	729	0.0509	815	0.0509	—
Korean won (KRW) (x100)	726	0.0900	674	0.0937	(3.9)%
Thai baht (THB)	459	0.0309	513	0.0307	0.7%
Hong Kong dollar (HKD)	362	0.1277	400	0.1280	(0.2)%
Japanese yen (JPY)	343	0.0091	465	0.0089	2.2%
Euro denominated debt (1)	(2,016)	1.1467
Other foreign currencies	1,791	various	1,644	various	NM
Value of net assets denominated in foreign currencies (2)	$10,392		$14,149
As a percentage of total net assets	20.7%		27.7%
Pre-tax decrease to Shareholders' equity of a hypothetical 10 percent strengthening of the U.S. dollar	$945		$1,285
NM – not meaningful

(1)	Refer to Note 8 to the Consolidated Financial Statements for additional information.

(2)	At December 31, 2018, net assets denominated in foreign currencies comprised approximately 22 percent tangible assets and 78 percent intangible assets, primarily goodwill.

Effective July 1, 2018, Argentina was designated as a highly inflationary economy and therefore we changed the functional currency for our Argentine operations from the Argentine Peso to the U.S. dollar. Our net assets denominated in the Argentine Peso represent less than 0.1 percent of consolidated shareholders’ equity. Therefore, this change in the functional currency of our Argentine operations did not have a material impact on our financial condition or results of operations.

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

Net income is directly impacted by changes in benefit reserves calculated in connection with reinsurance of variable annuity guarantees. In addition, net income is directly impacted by changes in the fair value of the GLB liability (FVL), which is classified as a derivative for accounting purposes. The FVL established for a GLB reinsurance contract represents the difference between the fair value of the contract and the benefit reserves. Benefit reserves and FVL calculations are directly affected by market factors, including equity levels, interest rate levels, credit risk, and implied volatilities, as well as policyholder behaviors, such as annuitization and lapse rates, and policyholder mortality.

The tables below are estimates of the sensitivities to instantaneous changes in economic inputs (e.g., equity shock, interest rate shock, etc.) or actuarial assumptions at December 31, 2018 of the FVL and of the fair value of specific derivative instruments held (hedge value) to partially offset the risk in the variable annuity guarantee reinsurance portfolio. The following assumptions should be considered when using the below tables:

•	No changes to the benefit ratio used to establish benefit reserves at December 31, 2018.

•	Equity shocks impact all global equity markets equally

•	Our liabilities are sensitive to global equity markets in the following proportions: 75 percent—85 percent U.S. equity, and 15 percent—25 percent international equity.

•	Our current hedge portfolio is sensitive only to U.S. equity markets.

•	We would suggest using the S&P 500 index as a proxy for U.S. equity, and the MSCI EAFE index as a proxy for international equity.

•	Interest rate shocks assume a parallel shift in the U.S. yield curve

•
Our liabilities are also sensitive to global interest rates at various points on the yield curve, mainly the U.S. Treasury curve in the following proportions: up to 10 percent short-term rates (maturing in less than 5 years), 25 percent—35 percent medium-term rates (maturing between 5 years and 10 years, inclusive), and 55 percent—65 percent long-term rates (maturing beyond 10 years).

•
A change in AA-rated credit spreads impacts the rate used to discount cash flows in the fair value model. AA-rated credit spreads are a proxy for both our own credit spreads and the credit spreads of the ceding insurers.

•	The hedge sensitivity is from December 31, 2018 market levels.

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

•
In addition, the tables below do not reflect the expected quarterly run rate of net income generated by the variable annuity guarantee reinsurance portfolio if markets remain unchanged during the period. All else equal, if markets remain unchanged during the period, the Gross FVL will increase, resulting in a realized loss. The Gross FVL increases primarily because future premiums are lower by the amount collected in the quarter, and also because future claims are discounted for a shorter period. We refer to this increase in Gross FVL as “timing effect”. The unfavorable impact of timing effect on our Gross FVL in a quarter is not reflected in the sensitivity tables below. For this reason, when using the tables below to estimate the sensitivity of Gross FVL in the first quarter 2019 to various changes, it is necessary to assume an additional $5 million to $45 million increase in Gross FVL and realized losses. The impact to Net income is partially mitigated because this realized loss is partially offset by the positive quarterly run rate of Life insurance underwriting income generated by the variable annuity guarantee reinsurance portfolio if markets remain unchanged during the period. Note that both the timing effect and the quarterly run rate of Life insurance underwriting income change over time as the book ages.

Interest Rate Shock		Worldwide Equity Shock
(in millions of U.S. dollars)		+10%	Flat	-10%	-20%	-30%	-40%
+100 bps	(Increase)/decrease in Gross FVL	$326	$196	$47	$(124)	$(317)	$(527)
	Increase/(decrease) in hedge value	(48)	—	48	97	145	194
	Increase/(decrease) in net income	$278	$196	$95	$(27)	$(172)	$(333)
Flat	(Increase)/decrease in Gross FVL	$149	$—	$(170)	$(364)	$(578)	$(804)
	Increase/(decrease) in hedge value	(48)	—	48	97	145	194
	Increase/(decrease) in net income	$101	$—	$(122)	$(267)	$(433)	$(610)
-100 bps	(Increase)/decrease in Gross FVL	$(77)	$(245)	$(435)	$(646)	$(873)	$(1,105)
	Increase/(decrease) in hedge value	(48)	—	48	97	145	194
	Increase/(decrease) in net income	$(125)	$(245)	$(387)	$(549)	$(728)	$(911)

Sensitivities to Other Economic Variables		AA-rated Credit Spreads		Interest Rate Volatility		Equity Volatility
(in millions of U.S. dollars)		+100 bps	-100 bps	+2%	-2%	+2%	-2%
(Increase)/decrease in Gross FVL		$70	$(78)	$—	$—	$(8)	$7

Sensitivities to Actuarial Assumptions				Mortality
(in millions of U.S. dollars)				+20%	+10%	-10%	-20%
(Increase)/decrease in Gross FVL				$18	$9	$(9)	$(19)

				Lapses
(in millions of U.S. dollars)				+50%	+25%	-25%	-50%
(Increase)/decrease in Gross FVL				$95	$50	$(54)	$(113)

				Annuitization
(in millions of U.S. dollars)				+50%	+25%	-25%	-50%
(Increase)/decrease in Gross FVL				$(498)	$(264)	$300	$548

Variable Annuity Net Amount at Risk
All our VA reinsurance treaties include annual or aggregate claim limits and many include an aggregate deductible which limit the net amount at risk under these programs. The tables below present the net amount at risk at December 31, 2018 following an immediate change in equity market levels, assuming all global equity markets are impacted equally. For further information on the net amount at risk, refer to Note 4 c) to the Consolidated Financial Statements.

a) Reinsurance covering the GMDB risk only

	Equity Shock
(in millions of U.S. dollars)	+20%	Flat	-20%	-40%	-60%	-80%
GMDB net amount at risk	$275	$408	$772	$923	$868	$736
Claims at 100% immediate mortality	174	177	168	152	136	122

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

b) Reinsurance covering the GLB risk only

	Equity Shock
(in millions of U.S. dollars)	+20%	Flat	-20%	-40%	-60%	-80%
GLB net amount at risk	$794	$1,233	$1,952	$2,672	$3,083	$3,388

The treaty claim limits cause the net amount at risk to increase at a declining rate as equity markets fall.
c) Reinsurance covering both the GMDB and GLB risks on the same underlying policyholders

	Equity Shock
(in millions of U.S. dollars)	+20%	Flat	-20%	-40%	-60%	-80%
GMDB net amount at risk	$87	$103	$117	$126	$131	$132
GLB net amount at risk	381	517	689	878	1,069	1,195
Claims at 100% immediate mortality	17	18	18	18	18	18
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

ITEM 9A. Controls and Procedures
Chubb’s management, with the participation of Chubb’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Chubb’s disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as of December 31, 2018. Based upon that evaluation, Chubb’s Chief Executive Officer and Chief Financial Officer concluded that Chubb’s disclosure controls and procedures are effective in allowing information required to be disclosed in reports filed under the Securities Exchange Act of 1934 to be recorded, processed, summarized, and reported within time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to Chubb’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In 2016, Chubb completed the acquisition of The Chubb Corporation. For the year ended December 31, 2018, we continued to integrate the information technology environments of the two companies.

There were no other changes to Chubb's internal controls over financial reporting for the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, Chubb's internal controls over financial reporting. Chubb's management report on internal control over financial reporting is included on page F-3 and PricewaterhouseCoopers LLP's audit report is included on page F-4.

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
PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information pertaining to this item is incorporated by reference to the sections entitled “Agenda Item 5 - Election of the Board of Directors”, “Corporate Governance - The Board of Directors - Director Nomination Process”, “Corporate Governance - The Committees of the Board - Audit Committee”, and “Corporate Governance - Did Our Officers and Directors Comply with Section 16(a) Beneficial Ownership Reporting in 2018?” of the definitive proxy statement for the 2019 Annual General Meeting of Shareholders which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A. Also incorporated herein by reference is the text under the caption “Executive Officers of the Registrant” appearing at the end of Part I Item 1 of the Annual Report on Form 10-K.

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

ITEM 11. Executive Compensation

This item is incorporated by reference to the sections entitled “Executive Compensation”, “Compensation Committee Report” and “Director Compensation” of the definitive proxy statement for the 2019 Annual General Meeting of Shareholders which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights (3)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	11,965,165	$108.26	16,205,809
Equity compensation plans not approved by security holders (2)	34,521

(1) These totals include securities available for future issuance under the following plans:
(i) Chubb Limited 2016 Long-Term Incentive Plan (LTIP). A total of 19,500,000 shares are authorized to be issued pursuant to awards made as options, stock appreciation rights, stock units, performance shares, performance units, restricted stock, and restricted stock units. The maximum number of shares that may be delivered to participants and their beneficiaries under the LTIP shall be equal to the sum of: (x) 19,500,000 shares of stock; and (y) any shares of stock that have not been delivered pursuant to the ACE LTIP (as defined in clause (ii) of this footnote (1) below) and remain available for grant pursuant to the ACE LTIP, including shares of stock represented by awards granted under the ACE LTIP that are forfeited, expire or are canceled after the effective date of the LTIP without delivery of shares of stock or which result in the forfeiture of the shares of stock back to the Company to the extent that such shares would have been added back to the reserve under the terms of the ACE LTIP. As of December 31, 2018, a total of 3,340,842 option awards and 481,357 restricted stock unit awards are outstanding, and 14,100,867 shares remain available for future issuance under this plan.

(ii) ACE Limited 2004 Long-Term Incentive Plan (ACE LTIP). As of December 31, 2018, a total of 7,159,680 option awards and 210,121 restricted stock unit awards are outstanding. No additional grants will be made pursuant to the ACE LTIP.

(iii) The Chubb Corporation Long-Term Incentive Plan (2014) (Chubb Corp. LTIP). As of December 31, 2018, a total of 506,778 option awards, 72,077 restricted stock unit awards, nil performance unit awards (representing 100% of the aggregate target in accordance with the Chubb Corp. merger agreement) and 151,171 deferred stock unit awards are outstanding. No additional grants will be made pursuant to the Chubb Corp. LTIP.

(iv) ESPP. A total of 6,500,000 shares have been authorized for purchase at a discount. As of December 31, 2018, 2,104,942 shares remain available for future issuance under this plan.

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

ITEM 13. Certain Relationships and Related Transactions and Director Independence

This item is incorporated by reference to the sections entitled “Corporate Governance - What Is Our Related Party Transactions Approval Policy And What Procedures Do We Use To Implement It?”, “Corporate Governance - What Related Party Transactions Do We Have?”, and “Corporate Governance - The Board of Directors - Director Independence” of the definitive proxy statement for the 2019 Annual General Meeting of Shareholders which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

ITEM 14. Principal Accounting Fees and Services

This item is incorporated by reference to the section entitled “Agenda Item 4 – Election of Auditors – 4.2 – Ratification of appointment of PricewaterhouseCoopers LLP (United States) as independent registered public accounting firm for purposes of U.S. securities law reporting” of the definitive proxy statement for the 2019 Annual General Meeting of Shareholders which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a)Financial Statements, Schedules, and Exhibits

Page
1.	Consolidated Financial Statements
–	Management's Responsibility for Financial Statements and Internal Control over Financial Reporting	F-3
–	Report of Independent Registered Public Accounting Firm	F-4
–	Consolidated Balance Sheets at December 31, 2018 and 2017	F-6
–	Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2018, 2017, and 2016	F-7
–	Consolidated Statements of Shareholders' Equity for the years ended December 31, 2018, 2017, and 2016	F-8
–	Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017, and 2016	F-9
–	Notes to Consolidated Financial Statements	F-10
2.	Financial Statement Schedules
–	Schedule I - Summary of Investments - Other Than Investments in Related Parties at December 31, 2018	F-107
–	Schedule II - Condensed Financial Information of Registrant (Parent Company Only) at December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017, and 2016	F-108
–	Schedule IV - Supplemental Information Concerning Reinsurance for the years ended December 31, 2018, 2017, and 2016	F-111
–	Schedule VI - Supplementary Information Concerning Property and Casualty Operations as of and for the years ended December 31, 2018, 2017, and 2016	F-112

Other schedules have been omitted as they are not applicable to Chubb, or the required information has been included in the Consolidated Financial Statements and related notes.
3.	Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
2.1	Agreement and Plan of Merger, by and among ACE Limited, William Investment Holdings Corporation and The Chubb Corporation, dated as of June 30, 2015	8-K	2.1	July 7, 2015

3.1	Articles of Association of the Company, as amended and restated	8-K	3.1	May 18, 2018

3.2	Organizational Regulations of the Company as amended	8-K	3.1	November 21, 2016

4.1	Articles of Association of the Company, as amended and restated	8-K	4.1	May 18, 2018

4.2	Organizational Regulations of the Company as amended	8-K	3.1	November 21, 2016

4.3	Specimen share certificate representing Common Shares	8-K	4.3	July 18, 2008

4.4	Form of 2.6 percent Senior Notes due 2015	8-K	4.1	November 23, 2010

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
4.5	Indenture, dated March 15, 2002, between ACE Limited and Bank One Trust Company, N.A.	8-K	4.1	March 22, 2002

4.6	Senior Indenture, dated August 1, 1999, among ACE INA Holdings, Inc., ACE Limited and Bank of New York Mellon Trust Company, N.A. (as successor), as trustee	S-3 ASR	4.4	December 10, 2014

4.7	Indenture, dated November 30, 1999, among ACE INA Holdings, Inc. and Bank One Trust Company, N.A., as trustee	10-K	10.38	March 29, 2000

4.8	Indenture, dated December 1, 1999, among ACE INA Holdings, Inc., ACE Limited and Bank One Trust Company, National Association, as trustee	10-K	10.41	March 29, 2000

4.9	Amended and Restated Trust Agreement, dated March 31, 2000, among ACE INA Holdings, Inc., Bank One Trust Company, National Association, as property trustee, Bank One Delaware Inc., as Delaware trustee and the administrative trustees named therein	10-K	4.17	March 16, 2006

4.10	Common Securities Guarantee Agreement, dated March 31, 2000	10-K	4.18	March 16, 2006

4.11	Capital Securities Guarantee Agreement, dated March 31, 2000	10-K	4.19	March 16, 2006

4.12	Form of 2.70 percent Senior Notes due 2023	8-K	4.1	March 13, 2013

4.13	Form of 4.15 percent Senior Notes due 2043	8-K	4.2	March 13, 2013

4.14	First Supplemental Indenture dated as of March 13, 2013 to the Indenture dated as of August 1, 1999 among ACE INA Holdings, Inc., as Issuer, ACE Limited, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Successor Trustee	8-K	4.3	March 13, 2013

4.15	Form of 3.35 percent Senior Notes due 2024	8-K	4.1	May 27, 2014

4.16	Form of 3.150 percent Senior Notes due 2025	8-K	4.1	March 16, 2015

4.17	Form of 2.30 percent Senior Notes due 2020	8-K	4.1	November 3, 2015

4.18	Form of 2.875 percent Senior Notes due 2022	8-K	4.2	November 3, 2015

4.19	Form of 3.35 percent Senior Notes due 2026	8-K	4.3	November 3, 2015

4.20	Form of 4.35 percent Senior Notes due 2045	8-K	4.4	November 3, 2015

4.21	First Supplemental Indenture to the Chubb Corp Senior Indenture dated as of January 15, 2016 to the Indenture dated as of October 25, 1989 among ACE INA Holdings, Inc., as Successor Issuer, ACE Limited, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	4.1	January 15, 2016

4.22	Second Supplemental Indenture to the Chubb Corp Junior Subordinated Indenture dated as of January 15, 2016 to the Indenture dated as of March 29, 2007 among ACE INA Holdings, Inc., as Successor Issuer, ACE Limited, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	4.2	January 15, 2016

4.23	Chubb Corp Senior Indenture (incorporated by reference to Exhibit 4(a) to Chubb Corp's Registration Statement on Form S-3 filed on October 27, 1989) (File No. 33-31796)	S-3	4(a)	October 27, 1989

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith

4.24	Chubb Corp Junior Subordinated Indenture (incorporated by reference to Exhibit 4.1 to Chubb Corp's Current Report on Form 8-K filed on March 30, 2007) (File No. 001-08661)	8-K	4.1	March 30, 2007

4.25	First Supplemental Indenture to the Chubb Corp Junior Subordinated Indenture dated as of March 29, 2007 between the Chubb Corporation and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to Chubb Corp's Current Report on Form 8-K filed on March 30, 2007) (File No. 001-08661)	8-K	4.2	March 30, 2007

4.26	Form of 5.75 percent Chubb Corp Senior Notes due 2018 (incorporated by reference to Exhibit 4.1 to Chubb Corp's Current Report on Form 8-K filed on May 6, 2008) (File No. 001-08661)	8-K	4.1	May 6, 2008

4.27	Form of 6.60 percent Chubb Corp Debentures due 2018 (incorporated by reference to Exhibit 4(a) to Chubb Corp's Registration Statement on Form S-3 filed on October 27, 1989) (File No. 33-31796)	S-3	4(a)	October 27, 1989

4.28	Form of 6.80 percent Chubb Corp Debentures due 2031 (incorporated by reference to Exhibit 4(a) to Chubb Corp's Registration Statement on Form S-3 filed on October 27, 1989) (File No. 33-31796)	S-3	4(a)	October 27, 1989

4.29	Form of 6.00 percent Chubb Corp Senior Notes due 2037 (incorporated by reference to Exhibit 4.1 to Chubb Corp's Current Report on Form 8-K filed on May 11, 2007) (File No. 001-08661)	8-K	4.1	May 11, 2007

4.30	Form of 6.50 percent Chubb Corp Senior Notes due 2038 (incorporated by reference to Exhibit 4.2 to Chubb Corp's Current Report on Form 8-K filed on May 6, 2008) (File No. 001-08661)	8-K	4.2	May 6, 2008

4.31	Form of debenture for the 6.375 percent Chubb Corp DISCs (incorporated by reference to Exhibit 4.3 to Chubb Corp's Current Report on Form 8-K filed on March 30, 2007) (File No. 001-08661)	8-K	4.3	March 30, 2007

4.32	Procedures regarding the registration of shareholders in the share register of Chubb Limited	10-K	4.32	February 28, 2017

4.33	Form of Officer's Certificate related to the 1.550% Senior Notes due 2028 and 2.500% Senior Notes due 2038	8-K	4.1	March 6, 2018

4.34	Form of Global Note for the 1.550% Senior Notes due 2028	8-K	4.2	March 6, 2018

4.35	Form of Global Note for the 2.500% Senior Notes due 2038	8-K	4.3	March 6, 2018

10.1*	Form of Indemnification Agreement between the Company and the directors of the Company, dated August 13, 2015	10-K	10.1	February 26, 2016

10.2	Credit Agreement for $1,000,000,000 Senior Unsecured Letter of Credit Facility, dated as of November 6, 2012, among ACE Limited, and certain subsidiaries and Wells Fargo Bank, National Association as Administrative Agent, the Swingline Bank and an Issuing Bank	10-K	10.13	February 28, 2013

10.3*	Employment Terms dated October 29, 2001, between ACE Limited and Evan Greenberg	10-K	10.64	March 27, 2003

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
10.4*	Employment Terms dated November 2, 2001, between ACE Limited and Philip V. Bancroft	10-K	10.65	March 27, 2003

10.5*	Executive Severance Agreement between ACE Limited and Philip Bancroft, effective January 2, 2002	10-Q	10.1	May 10, 2004

10.6*	Letter Regarding Executive Severance between ACE Limited and Philip V. Bancroft	10-K	10.17	February 25, 2011

10.7*	Employment Terms dated April 10, 2006, between ACE and John Keogh	10-K	10.29	February 29, 2008

10.8*	Executive Severance Agreement between ACE and John Keogh	10-K	10.30	February 29, 2008

10.9*	ACE Limited Executive Severance Plan as amended effective May 18, 2011	10-K	10.21	February 24, 2012

10.10*	Form of employment agreement between the Company (or subsidiaries of the Company) and executive officers of the Company to allocate a percentage of aggregate salary to the Company (or subsidiaries of the Company)	8-K	10.1	July 16, 2008

10.11*	Description of Executive Officer Cash Compensation for 2011	10-Q	10.1	November 3, 2011

10.12*	Outside Directors Compensation Parameters				X

10.13*	ACE Limited Annual Performance Incentive Plan	S-1	10.13	January 21, 1993

10.14*	ACE Limited Elective Deferred Compensation Plan (as amended and restated effective January 1, 2005)	10-K	10.24	March 16, 2006

10.15*	ACE USA Officer Deferred Compensation Plan (as amended through January 1, 2001)	10-K	10.25	March 16, 2006

10.16*	ACE USA Officer Deferred Compensation Plan (as amended and restated effective January 1, 2011)	10-Q	10.7	October 30, 2013

10.17*	ACE USA Officer Deferred Compensation Plan (as amended and restated effective January 1, 2009)	10-K	10.36	February 27, 2009

10.18*	First Amendment to the Amended and Restated ACE USA Officers Deferred Compensation Plan	10-K	10.28	February 25, 2010

10.19*	Form of Swiss Mandatory Retirement Benefit Agreement (for Swiss-employed named executive officers)	10-Q	10.2	May 7, 2010

10.20*	ACE Limited Supplemental Retirement Plan (as amended and restated effective July 1, 2001)	10-Q	10.1	November 14, 2001

10.21*	ACE Limited Supplemental Retirement Plan (as amended and restated effective January 1, 2011)	10-Q	10.6	October 30, 2013

10.22*	Amendments to the ACE Limited Supplemental Retirement Plan and the ACE Limited Elective Deferred Compensation Plan	10-K	10.38	February 29, 2008

10.23*	ACE Limited Elective Deferred Compensation Plan (as amended and restated effective January 1, 2009)	10-K	10.39	February 27, 2009

10.24*	ACE Limited Elective Deferred Compensation Plan (as amended and restated effective January 1, 2011)	10-Q	10.5	October 30, 2013

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
10.25*	Deferred Compensation Plan amendments, effective January 1, 2009	10-K	10.40	February 27, 2009

10.26*	Amendment to the ACE Limited Supplemental Retirement Plan	10-K	10.39	February 29, 2008

10.27*	Amendment and restated ACE Limited Supplemental Retirement Plan, effective January 1, 2009	10-K	10.42	February 27, 2009

10.28*	ACE USA Supplemental Employee Retirement Savings Plan (see exhibit 10.6 to Form 10-Q filed with the SEC on May 15, 2000)	10-Q	10.6	May 15, 2000

10.29*	ACE USA Supplemental Employee Retirement Savings Plan (as amended through the Second Amendment)	10-K	10.30	March 1, 2007

10.30*	ACE USA Supplemental Employee Retirement Savings Plan (as amended through the Third Amendment)	10-K	10.31	March 1, 2007

10.31*	ACE USA Supplemental Employee Retirement Savings Plan (as amended and restated)	10-K	10.46	February 27, 2009

10.32*	First Amendment to the Amended and Restated ACE USA Supplemental Employee Retirement Savings Plan	10-K	10.39	February 25, 2010

10.33*	The ACE Limited 1995 Outside Directors Plan (as amended through the Seventh Amendment)	10-Q	10.1	August 14, 2003

10.34*	ACE Limited 1998 Long-Term Incentive Plan (as amended through the Fourth Amendment)	10-K	10.34	March 1, 2007

10.35*	ACE Limited 2004 Long-Term Incentive Plan (as amended through the Fifth Amendment)	8-K	10	May 21, 2010

10.36*	ACE Limited 2004 Long-Term Incentive Plan (as amended through the Sixth Amendment)	8-K	10.1	May 20, 2013

10.37*	ACE Limited Rules of the Approved U.K. Stock Option Program (see exhibit 10.2 to Form 10-Q filed with the SEC on February 13, 1998)	10-Q	10.2	February 13, 1998

10.38*	Form of Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-K	10.54	February 27, 2009

10.39*	Form of Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-K	10.55	February 27, 2009

10.40*	Director Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.1	November 9, 2009

10.41*	Form of Restricted Stock Unit Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.1	May 8, 2008

10.42*	Form of Restricted Stock Unit Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.2	May 8, 2008

10.43*	Form of Restricted Stock Unit Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-K	10.60	February 27, 2009

10.44*	Form of Restricted Stock Unit Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.2	October 30, 2013

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith

10.45*	Form of Restricted Stock Unit Award Terms under the ACE Limited 2004 Long-Term Incentive Plan for Chief Executive Officer, Chief Financial Officer and the General Counsel	10-K	10.56	February 28, 2014

10.46*	Form of Incentive Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	8-K	10.4	September 13, 2004

10.47*	Form of Incentive Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.4	May 8, 2008

10.48*	Form of Incentive Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-K	10.63	February 27, 2009

10.49*	Form of Incentive Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.3	October 30, 2013

10.50*	Form of Non-Qualified Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	8-K	10.5	September 13, 2004

10.51*	Form of Non-Qualified Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.3	May 8, 2008

10.52*	Form of Non-Qualified Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.4	October 30, 2013

10.53*	Form of Performance Based Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan, as updated through May 4, 2006	10-Q	10.3	May 5, 2006

10.54*	Revised Form of Performance Based Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.2	November 8, 2006

10.55*	Revised Form of Performance Based Restricted Stock Award Terms under The ACE Limited 2004 Long-Term Incentive Plan	10-K	10.65	February 25, 2011

10.56*	Form of Performance Based Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-K	10.67	February 28, 2014

10.57*	Form of Performance Based Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan for Chief Executive Officer, Chief Financial Officer and the General Counsel	10-K	10.68	February 28, 2014

10.58*	Form of Restricted Stock Unit Award Terms (for outside directors) under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.2	November 7, 2007

10.59*	Form of Restricted Stock Unit Award Terms (for outside directors) under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.2	August 7, 2009

10.60*	Form of Incentive Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan for Messrs. Greenberg and Cusumano	10-Q	10.1	August 4, 2011

10.61*	Form of Non-Qualified Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan for Messrs. Greenberg and Cusumano	10-Q	10.2	August 4, 2011

10.62*	Form of Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan for Messrs. Greenberg and Cusumano	10-Q	10.3	August 4, 2011

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
10.63*	ACE Limited Employee Stock Purchase Plan, as amended	8-K	10.1	May 22, 2012

10.64*	Form of Performance Based Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan for Messrs. Greenberg and Cusumano	10-K	10.72	February 24, 2012

10.65*	Separation and Release Agreement between the Company and Robert Cusumano, dated July 24, 2013	10-Q	10.8	October 30, 2013

10.66*	Form of Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan for Swiss Executive Management	10-K	10.68	February 27, 2015

10.67*	Form of Performance Based Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan for Swiss Executive Management	10-K	10.69	February 27, 2015

10.68*	Form of Restricted Stock Unit Award Terms under the ACE Limited 2004 Long-Term Incentive Plan for Swiss Executive Management	10-K	10.70	February 27, 2015

10.69*	Form of Incentive Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan for Swiss Executive Management	10-K	10.71	February 27, 2015

10.70*	Form of Non-Qualified Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan for Swiss Executive Management	10-K	10.72	February 27, 2015

10.71*	Form of Executive Management Non-Competition Agreement	8-K	10.1	May 22, 2015

10.72	Commitment Increase Agreement to increase the credit capacity under the Credit Agreement originally entered into on November 6, 2012 to $1,500,000,000 under the Senior Unsecured Letter of Credit Facility, dated as of December 11, 2015, among ACE Limited, and certain subsidiaries, and Wells Fargo Bank, National Association as Administrative Agent, the Swingline Bank and an Issuing Bank	10-K	10.72	February 26, 2016

10.73*	Form of Performance Based Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-K	10.73	February 26, 2016

10.74*	Form of Performance Based Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan for Special Award for Messrs. Greenberg and Keogh	10-K	10.74	February 26, 2016

10.75*	Chubb Limited 2016 Long-Term Incentive Plan	S-8	4.4	May 26, 2016

10.76*	Form of Incentive Stock Option Terms under the Chubb Limited 2016 Long-Term Incentive Plan	10-Q	10.2	August 5, 2016

10.77*	Form of Restricted Stock Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan	10-Q	10.3	August 5, 2016

10.78*	Form of Restricted Stock Unit Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan	10-Q	10.4	August 5, 2016

10.79*	Form of Non-Qualified Stock Option Terms under the Chubb Limited 2016 Long-Term Incentive Plan	10-Q	10.5	August 5, 2016

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
10.80*	Form of Incentive Stock Option Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Swiss Executive Management	10-Q	10.6	August 5, 2016

10.81*	Form of Restricted Stock Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Swiss Executive Management	10-Q	10.7	August 5, 2016

10.82*	Form of Restricted Stock Unit Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Swiss Executive Management	10-Q	10.8	August 5, 2016

10.83*	Form of Non-Qualified Stock Option Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Swiss Executive Management	10-Q	10.9	August 5, 2016

10.84*	Form of Performance Based Restricted Stock Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Swiss Executive Management	10-K	10.84	February 28, 2017

10.85*	Form of Performance Based Restricted Stock Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan	10-K	10.85	February 28, 2017

10.86*	Chubb Limited Employee Stock Purchase Plan, as amended and restated	S-8	4.4	May 25, 2017

10.87*	Director Restricted Stock Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan	10-Q	10.1	August 3, 2017

10.88	Amended and Restated Credit Agreement for $1,000,000 Senior Unsecured Letter of Credit Facility, dated as of October 25, 2017, among Chubb Limited, and certain subsidiaries and Wells Fargo Bank, National Association as Administrative Agent, the Swingline Bank and an Issuing Bank	10-K	10.88	February 23, 2018

10.89*	Form of Incentive Stock Option Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Executive Officers	10-K	10.89	February 23, 2018

10.90*	Form of Restricted Stock Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Executive Officers	10-K	10.90	February 23, 2018

10.91*	Form of Performance Based Restricted Stock Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Executive Officers	10-K	10.91	February 23, 2018

10.92*	Form of Non-Qualified Stock Option Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Executive Officers	10-K	10.92	February 23, 2018

10.93*	Form of Restricted Stock Unit Award Terms under the Chubb Limited 2016 Long-Term Plan for Executive Officers	10-K	10.93	February 23, 2018

10.94*	Form of Incentive Stock Option Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Swiss Executive Management	10-K	10.94	February 23, 2018

10.95*	Form of Non-Qualified Stock Option Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Swiss Executive Management	10-K	10.95	February 23, 2018

10.96*	Form of Restricted Stock Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Swiss Executive Management	10-K	10.96	February 23, 2018

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
10.97*	Form of Restricted Stock Unit Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Swiss Executive Management	10-K	10.97	February 23, 2018

10.98*	Form of Performance Based Restricted Stock Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Swiss Executive Management	10-K	10.98	February 23, 2018

10.99*	Chubb Limited Clawback Policy	10-K	10.99	February 23, 2018

21.1	Subsidiaries of the Company				X

23.1	Consent of Independent Registered Public Accounting Firm				X

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

101
The following financial information from Chubb Limited's Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL: (i)  Consolidated Balance Sheets at December 31, 2018 and 2017; (ii) Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2018, 2017, and 2016; (iii) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2018, 2017, and 2016; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017, and 2016; and (v) Notes to the Consolidated Financial Statements
X

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

February 28, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Evan G. Greenberg	Chairman, President, Chief Executive Officer, and Director	February 28, 2019
Evan G. Greenberg

/s/ Philip V. Bancroft	Executive Vice President and Chief Financial Officer	February 28, 2019
Philip V. Bancroft	(Principal Financial Officer)

/s/ Paul B. Medini	Chief Accounting Officer	February 28, 2019
Paul B. Medini	(Principal Accounting Officer)

/s/ Michael G. Atieh	Director	February 28, 2019
Michael G. Atieh

/s/ Sheila P. Burke	Director	February 28, 2019
Sheila P. Burke

/s/ James I. Cash	Director	February 28, 2019
James I. Cash

/s/ Mary A. Cirillo	Director	February 28, 2019
Mary A. Cirillo

/s/ Michael P. Connors	Director	February 28, 2019
Michael P. Connors

Signature	Title	Date

/s/ John Edwardson	Director	February 28, 2019
John Edwardson

/s/ Robert M. Hernandez	Director	February 28, 2019
Robert M. Hernandez

/s/ Kimberly Ross	Director	February 28, 2019
Kimberly Ross

/s/ Robert Scully	Director	February 28, 2019
Robert Scully

/s/ Eugene B. Shanks, Jr.	Director	February 28, 2019
Eugene B. Shanks, Jr.

/s/ Theodore E. Shasta	Director	February 28, 2019
Theodore E. Shasta

/s/ David Sidwell	Director	February 28, 2019
David Sidwell

/s/ Olivier Steimer	Director	February 28, 2019
Olivier Steimer

/s/ James M. Zimmerman	Director	February 28, 2019
James M. Zimmerman

CHUBB LIMITED AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

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

The consolidated financial statements have been audited by an independent registered public accounting firm, PricewaterhouseCoopers LLP, which has been given access to all financial records and related data, including minutes of all meetings of the Board and committees of the Board. Chubb believes that all representations made to our independent registered public accountants during their audits were valid and appropriate.

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

As of December 31, 2018, management has evaluated the effectiveness of Chubb's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, we have concluded that Chubb's internal control over financial reporting was effective as of December 31, 2018.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements of Chubb included in this Annual Report, has issued a report on the effectiveness of Chubb's internal controls over financial reporting as of December 31, 2018. The report, which expresses an unqualified opinion on the effectiveness of Chubb's internal control over financial reporting as of December 31, 2018, is included in this Item under “Report of Independent Registered Public Accounting Firm” and follows this statement.

/s/ Evan G. Greenberg	/s/ Philip V. Bancroft
Evan G. Greenberg	Philip V. Bancroft
Chairman, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Chubb Limited

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Chubb Limited and its subsidiaries (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Responsibility for Financial Statements and Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Philadelphia, PA
February 28, 2019

We have served as the Company’s auditor since 1985, which includes periods before the Company became subject to SEC reporting requirements.

CONSOLIDATED BALANCE SHEETS
Chubb Limited and Subsidiaries

	December 31	December 31
(in millions of U.S. dollars, except share and per share data)	2018	2017
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost – $79,323 and $77,835) (includes hybrid financial instruments of $9 and $5)	$78,470	$78,939
Fixed maturities held to maturity, at amortized cost (fair value – $13,259 and $14,474)	13,435	14,335
Equity securities, at fair value (cost – $770 and $737)	770	937
Short-term investments, at fair value and amortized cost	3,016	3,561
Other investments (cost – $5,277 and $4,417)	5,277	4,672
Total investments	100,968	102,444
Cash	1,247	728
Restricted cash	93	123
Securities lending collateral	1,926	1,737
Accrued investment income	883	909
Insurance and reinsurance balances receivable	10,075	9,334
Reinsurance recoverable on losses and loss expenses	15,993	15,034
Reinsurance recoverable on policy benefits	202	184
Deferred policy acquisition costs	4,922	4,723
Value of business acquired	295	326
Goodwill	15,271	15,541
Other intangible assets	6,143	6,513
Prepaid reinsurance premiums	2,544	2,529
Investments in partially-owned insurance companies	678	662
Other assets	6,531	6,235
Total assets	$167,771	$167,022
Liabilities
Unpaid losses and loss expenses	$62,960	$63,179
Unearned premiums	15,532	15,216
Future policy benefits	5,506	5,321
Insurance and reinsurance balances payable	6,437	5,868
Securities lending payable	1,926	1,737
Accounts payable, accrued expenses, and other liabilities	10,472	9,545
Deferred tax liabilities	304	699
Repurchase agreements	1,418	1,408
Short-term debt	509	1,013
Long-term debt	12,087	11,556
Trust preferred securities	308	308
Total liabilities	117,459	115,850
Commitments and contingencies
Shareholders’ equity
Common Shares (CHF 24.15 par value; 479,783,864 shares issued; 459,203,378 and 463,833,179 shares outstanding)	11,121	11,121
Common Shares in treasury (20,580,486 and 15,950,685 shares)	(2,618)	(1,944)
Additional paid-in capital	12,557	13,978
Retained earnings	31,700	27,474
Accumulated other comprehensive income (loss) (AOCI)	(2,448)	543
Total shareholders’ equity	50,312	51,172
Total liabilities and shareholders’ equity	$167,771	$167,022
See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Chubb Limited and Subsidiaries

For the years ended December 31, 2018, 2017, and 2016
(in millions of U.S. dollars, except per share data)	2018	2017	2016
Revenues
Net premiums written	$30,579	$29,244	$28,145
(Increase) decrease in unearned premiums	(515)	(210)	604
Net premiums earned	30,064	29,034	28,749
Net investment income	3,305	3,125	2,865
Net realized gains (losses):
Other-than-temporary impairment (OTTI) losses gross	(52)	(46)	(111)
Portion of OTTI losses recognized in other comprehensive income (OCI)	3	1	8
Net OTTI losses recognized in income	(49)	(45)	(103)
Net realized gains (losses) excluding OTTI losses	(603)	129	(42)
Total net realized gains (losses) (includes $(302), $(15), and $(119) reclassified from AOCI)	(652)	84	(145)
Total revenues	32,717	32,243	31,469
Expenses
Losses and loss expenses	18,067	18,454	16,052
Policy benefits	590	676	588
Policy acquisition costs	5,912	5,781	5,904
Administrative expenses	2,886	2,833	3,081
Interest expense	641	607	605
Other (income) expense	(434)	(400)	(222)
Amortization of purchased intangibles	339	260	19
Chubb integration expenses	59	310	492
Total expenses	28,060	28,521	26,519
Income before income tax	4,657	3,722	4,950
Income tax expense (benefit) (includes $(41), $(13), and $28 on reclassified unrealized gains and losses)	695	(139)	815
Net income	$3,962	$3,861	$4,135
Other comprehensive income (loss)
Unrealized appreciation (depreciation)	$(2,298)	$618	$(35)
Reclassification adjustment for net realized (gains) losses included in net income	302	15	119
	(1,996)	633	84
Change in:
Cumulative foreign currency translation adjustment	(802)	471	(154)
Postretirement benefit liability adjustment	(321)	(16)	545
Other comprehensive income (loss), before income tax	(3,119)	1,088	475
Income tax (expense) benefit related to OCI items	399	(231)	(54)
Other comprehensive income (loss)	(2,720)	857	421
Comprehensive income	$1,242	$4,718	$4,556
Earnings per share
Basic earnings per share	$8.55	$8.26	$8.94
Diluted earnings per share	$8.49	$8.19	$8.87
See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Chubb Limited and Subsidiaries

For the years ended December 31, 2018, 2017, and 2016
(in millions of U.S. dollars)	2018	2017	2016
Common Shares
Balance – beginning of year	$11,121	$11,121	$7,833
Shares issued for Chubb Corp acquisition	—	—	3,288
Balance – end of year	11,121	11,121	11,121
Common Shares in treasury
Balance – beginning of year	(1,944)	(1,480)	(1,922)
Common Shares repurchased	(1,021)	(830)	—
Net shares redeemed under employee share-based compensation plans	347	366	442
Balance – end of year	(2,618)	(1,944)	(1,480)
Additional paid-in capital
Balance – beginning of year	13,978	15,335	4,481
Shares issued for Chubb Corp acquisition	—	—	11,916
Equity awards assumed in Chubb Corp acquisition	—	—	323
Net shares redeemed under employee share-based compensation plans	(313)	(313)	(382)
Exercise of stock options	(49)	(58)	(64)
Share-based compensation expense	285	331	313
Funding of dividends declared to Retained earnings	(1,344)	(1,317)	(1,284)
Tax benefit on share-based compensation expense	—	—	32
Balance – end of year	12,557	13,978	15,335
Retained earnings
Balance – beginning of year	27,474	23,613	19,478
Cumulative effect of adoption of accounting standards (refer to Note 1)	264	—	—
Balance – beginning of year, as adjusted	27,738	23,613	19,478
Net income	3,962	3,861	4,135
Funding of dividends declared from Additional paid-in capital	1,344	1,317	1,284
Dividends declared on Common Shares	(1,344)	(1,317)	(1,284)
Balance – end of year	31,700	27,474	23,613
Accumulated other comprehensive income (loss)
Net unrealized appreciation on investments
Balance – beginning of year	1,450	1,058	874
Cumulative effect of adoption of accounting standards (refer to Note 1)	(296)	—	—
Balance – beginning of year, as adjusted	1,154	1,058	874
Change in year, before reclassification from AOCI, net of income tax benefit (expense) of $338, $(228), and $72	(1,960)	390	37
Amounts reclassified from AOCI, net of income tax benefit (expense) of $(41), $(13), and $28	261	2	147
Change in year, net of income tax benefit (expense) of $297, $(241), and $100	(1,699)	392	184
Balance – end of year	(545)	1,450	1,058
Cumulative foreign currency translation adjustment
Balance – beginning of year	(1,187)	(1,663)	(1,539)
Cumulative effect of adoption of accounting standards (refer to Note 1)	(22)	—	—
Balance – beginning of year, as adjusted	(1,209)	(1,663)	(1,539)
Change in year, net of income tax benefit of $35, $5, and $30	(767)	476	(124)
Balance – end of year	(1,976)	(1,187)	(1,663)
Postretirement benefit liability adjustment
Balance – beginning of year	280	291	(70)
Cumulative effect of adoption of accounting standards (refer to Note 1)	47	—	—
Balance – beginning of year, as adjusted	327	291	(70)
Change in year, net of income tax benefit (expense) of $67, $5, and $(184)	(254)	(11)	361
Balance – end of year	73	280	291
Accumulated other comprehensive income (loss)	(2,448)	543	(314)
Total shareholders’ equity	$50,312	$51,172	$48,275

See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
Chubb Limited and Subsidiaries

For the years ended December 31, 2018, 2017, and 2016
(in millions of U.S. dollars)	2018	2017	2016
Cash flows from operating activities
Net income	$3,962	$3,861	$4,135
Adjustments to reconcile net income to net cash flows from operating activities
Net realized (gains) losses	652	(84)	145
Amortization of premiums/discounts on fixed maturities	592	694	737
Amortization of purchased intangibles	339	260	1,578
Deferred income taxes	16	(527)	96
Unpaid losses and loss expenses	570	2,137	332
Unearned premiums	654	264	(680)
Future policy benefits	235	217	188
Insurance and reinsurance balances payable	722	271	848
Accounts payable, accrued expenses, and other liabilities	375	(517)	(97)
Income taxes payable	161	(365)	147
Insurance and reinsurance balances receivable	(981)	(243)	(616)
Reinsurance recoverable	(1,165)	(1,248)	(358)
Deferred policy acquisition costs	(301)	(317)	(1,449)
Other	(351)	100	286
Net cash flows from operating activities	5,480	4,503	5,292
Cash flows from investing activities
Purchases of fixed maturities available for sale	(24,700)	(25,720)	(30,759)
Purchases of to be announced mortgage-backed securities	(35)	(27)	(56)
Purchases of fixed maturities held to maturity	(456)	(352)	(282)
Purchases of equity securities	(207)	(173)	(146)
Sales of fixed maturities available for sale	14,001	13,228	16,621
Sales of to be announced mortgage-backed securities	29	27	56
Sales of equity securities	315	187	1,000
Maturities and redemptions of fixed maturities available for sale	7,352	10,425	9,349
Maturities and redemptions of fixed maturities held to maturity	1,124	879	958
Net change in short-term investments	516	(537)	12,350
Net derivative instruments settlements	16	(265)	(168)
Private equity contributions	(1,337)	(648)	(553)
Private equity distributions	980	1,084	958
Acquisition of subsidiaries (net of cash acquired of nil, nil, and $71)	—	—	(14,248)
Other	(533)	(530)	(402)
Net cash flows used for investing activities	(2,935)	(2,422)	(5,322)
Cash flows from financing activities
Dividends paid on Common Shares	(1,337)	(1,308)	(1,173)
Common Shares repurchased	(1,044)	(801)	—
Proceeds from issuance of long-term debt	2,171	—	—
Proceeds from issuance of repurchase agreements	2,029	2,353	2,310
Repayment of long-term debt	(2,001)	(501)	—
Repayment of repurchase agreements	(2,019)	(2,348)	(2,311)
Proceeds from share-based compensation plans	115	151	167
Policyholder contract deposits	453	442	522
Policyholder contract withdrawals	(358)	(307)	(253)
Other	—	—	(4)
Net cash flows used for financing activities	(1,991)	(2,319)	(742)
Effect of foreign currency rate changes on cash and restricted cash	(65)	1	(25)
Net increase (decrease) in cash and restricted cash	489	(237)	(797)
Cash and restricted cash – beginning of year	851	1,088	1,885
Cash and restricted cash – end of year	$1,340	$851	$1,088
Supplemental cash flow information
Taxes paid	$503	$736	$662
Interest paid	$621	$644	$642
See accompanying notes to the consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Chubb Limited and Subsidiaries

1. Summary of significant accounting policies

a) Basis of presentation

Chubb Limited is a holding company incorporated in Zurich, Switzerland. Chubb Limited, through its subsidiaries, provides a broad range of insurance and reinsurance products to insureds worldwide. Our results are reported through the following business segments: North America Commercial P&C Insurance, North America Personal P&C Insurance, North America Agricultural Insurance, Overseas General Insurance, Global Reinsurance, and Life Insurance. Refer to Note 14 for additional information.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Amounts included in the Consolidated financial statements reflect our best estimates and assumptions; actual amounts could differ materially from these estimates. Chubb's principal estimates include:

•	unpaid loss and loss expense reserves, including long-tail asbestos and environmental (A&E) reserves;

•	future policy benefits reserves;

•	amortization of deferred policy acquisition costs and value of business acquired (VOBA);

•	reinsurance recoverable, including a provision for uncollectible reinsurance;

•	the assessment of risk transfer for certain structured insurance and reinsurance contracts;

•	the valuation of the investment portfolio and assessment of other than temporary impairment (OTTI);

•	the valuation of deferred income taxes;

•	the valuation of derivative instruments related to guaranteed living benefits (GLB);

•	the valuation and amortization of purchased intangibles; and

•	the assessment of goodwill for impairment.

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

Retroactive loss portfolio transfer (LPT) contracts in which the insured loss events occurred prior to contract inception are evaluated to determine whether they meet criteria for reinsurance accounting. If reinsurance accounting is appropriate, written premiums are fully earned and corresponding losses and loss expenses recognized at contract inception. These contracts can cause significant variances in gross premiums written, net premiums written, net premiums earned, and net incurred losses in the years in which they are written. Reinsurance contracts sold not meeting the criteria for reinsurance accounting are recorded using the deposit method as described below in Note 1 k).

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

Advertising costs are expensed as incurred except for direct-response campaigns that qualify for cost deferral, principally related to long-duration A&H business produced by the Overseas General Insurance segment, which are deferred and recognized as a component of Policy acquisition costs. For individual direct-response marketing campaigns that we can demonstrate have specifically resulted in incremental sales to customers and such sales have probable future economic benefits, incremental costs directly related to the marketing campaigns are capitalized as Deferred policy acquisition costs. Deferred policy acquisition costs, including deferred marketing costs, are reviewed regularly for recoverability from future income, including investment income, and amortized in proportion to premium revenue recognized, primarily over a ten-year period, the expected economic future benefit period based upon the same assumptions used in estimating the liability for future policy benefits. The expected future benefit period is evaluated periodically based on historical results and adjusted prospectively. The amount of deferred marketing costs reported in Deferred policy acquisition costs in the Consolidated balance sheets was $255 million and $271 million at December 31, 2018 and 2017, respectively. Amortization expense for deferred marketing costs was $114 million, $116 million, and $92 million for the years ended December 31, 2018, 2017, and 2016, respectively.

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

The value of reinsurance business assumed of $14 million and $18 million at December 31, 2018 and 2017, respectively, included in Other assets in the accompanying Consolidated balance sheets, represents the excess of estimated ultimate value of the liabilities assumed under retroactive reinsurance contracts over consideration received. The value of reinsurance business assumed is amortized and recorded to Losses and loss expenses based on the payment pattern of the losses assumed and ranges between 9 and 40 years. The unamortized value is reviewed regularly to determine if it is recoverable based upon the terms of the contract, estimated losses and loss expenses, and anticipated investment income. Unrecoverable amounts are expensed in the period identified.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

e) Investments
Fixed maturities, equity securities, and short-term investments
Fixed maturities are classified as either available for sale or held to maturity.

•	Available for sale (AFS) portfolio is reported at fair value with changes in fair value recorded as a separate component of AOCI in Shareholders' equity.

•	Held to maturity (HTM) portfolio includes securities for which we have the ability and intent to hold to maturity or redemption and is reported at amortized cost.

Equity securities are reported at fair value with changes in fair value recorded in net realized gains (losses) on the Consolidated statement of operations. Prior to January 1, 2018, changes in fair value were recorded as a separate component of AOCI in Shareholders' equity.
Short-term investments comprise securities due to mature within one year of the date of purchase and are recorded at fair value which typically approximates cost.

Interest, dividend income, amortization of fixed maturity market premiums and discounts related to these securities are recorded in Net investment income, net of investment management and custody fees, in the Consolidated statement of operations.

In addition, net investment income includes the amortization of the fair value adjustment related to the acquired invested assets of The Chubb Corporation (Chubb Corp). An adjustment of $1,652 million related to the fair value of Chubb Corp’s fixed maturities securities was recorded (fair value adjustment) at the date of acquisition. At December 31, 2018, the remaining balance of this fair value adjustment was $520 million which is expected to amortize over the next three years; however, the estimate could vary materially based on current market conditions, bond calls, and the duration of the acquired investment portfolio. In addition, sales of these acquired fixed maturities would also reduce the fair value adjustment balance. For mortgage-backed securities and any other holdings for which there is a prepayment risk, prepayment assumptions are evaluated and revised as necessary. Any adjustments required due to the resultant change in effective yields and maturities are recognized prospectively. Prepayment fees or call premiums that are only payable when a security is called prior to its maturity are earned when received and reflected in Net investment income.

We regularly review our fixed maturities for other than temporary impairment (OTTI). Refer to Note 2 for additional information. With respect to fixed maturities where the decline in value is determined to be temporary and is not written down, a subsequent decision may be made to sell that security and realize a loss. Subsequent decisions on fixed maturities sales are the result of changing or unforeseen facts and circumstances (i.e., arising from a large insured loss such as a catastrophe), deterioration of the creditworthiness of the issuer or its industry, or changes in regulatory requirements. We believe that subsequent decisions to sell such securities are consistent with the classification of the majority of the portfolio as available for sale.

Other investments
Other investments principally comprise investment funds, limited partnerships, partially-owned investment companies, life insurance policies, policy loans, and non-qualified separate account assets.

Investment funds and limited partnerships
Investment funds, limited partnerships, and all other investments over which Chubb cannot exercise significant influence are accounted for as follows. Generally, we own less than three percent of the investee’s shares.

•	Income and expenses from these funds are reported within Net investment income.

•
These funds are carried at net asset value, which approximates fair value with changes in fair value recorded in net realized gains (losses) on the Consolidated statement of operations. Refer to Note 3 for a further discussion on net asset value. Prior to January 1, 2018, changes in fair value were recorded as a separate component of AOCI in Shareholders' equity.

•	As a result of the timing of the receipt of valuation data from the investment managers, these investments are generally reported on a three-month lag.

•	Sales of these investments are reported within Net realized gains (losses).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Partially-owned investment companies
Partially-owned investment companies where our ownership interest is in excess of three percent are accounted for under the equity method because Chubb exerts significant influence. These investments apply investment company accounting to determine operating results, and Chubb retains the investment company accounting in applying the equity method.

•	This means that investment income, realized gains or losses, and unrealized gains or losses are included in the portion of equity earnings reflected in Other (income) expense.

•	As a result of the timing of the receipt of valuation data from the investment managers, these investments are generally reported on a three-month lag.

Other

•	Policy loans are carried at outstanding balance and interest income is reflected in Net investment income.

•	Life insurance policies are carried at policy cash surrender value and income is reflected in Other (income) expense.

•
Non-qualified separate account assets are supported by assets that do not qualify for separate accounting reporting under GAAP. The underlying securities are recorded on a trade date basis and carried at fair value. Unrealized gains and losses on non-qualified separate account assets are reflected in Other (income) expense.

Investments in partially-owned insurance companies
Investments in partially-owned insurance companies primarily represent direct investments in which Chubb has significant influence and as such, meet the requirements for equity accounting. We report our share of the net income or loss of the partially-owned insurance companies in Other (income) expense.

Derivative instruments
Chubb recognizes all derivatives at fair value in the Consolidated balance sheets in either Accounts payable, accrued expenses, and other liabilities or Other assets. Changes in fair value are included in Net realized gains (losses) in the Consolidated statements of operations. We did not designate any derivatives as accounting hedges during 2018, 2017, or 2016. We participate in derivative instruments in two principal ways:

(i) To sell protection to customers as an insurance or reinsurance contract that meets the definition of a derivative for accounting purposes. The reinsurance of GLBs was our primary product falling into this category; and
(ii) To mitigate financial risks and manage certain investment portfolio risks and exposures, including assets and liabilities held in foreign currencies. We use derivative instruments including futures, options, swaps, and foreign currency. Refer to Note 9 for additional information.

Securities lending program
Chubb participates in a securities lending program operated by a third-party banking institution whereby certain assets are loaned to qualified borrowers and from which we earn an incremental return which is recorded within Net investment income in the Consolidated statement of operations.

Borrowers provide collateral, in the form of either cash or approved securities, at a minimum of 102 percent of the fair value of the loaned securities. Each security loan is deemed to be an overnight transaction. Cash collateral is invested in a collateral pool which is managed by the banking institution. The collateral pool is subject to written investment guidelines with key objectives which include the safeguard of principal and adequate liquidity to meet anticipated redemptions. The fair value of the loaned securities is monitored on a daily basis, with additional collateral obtained or refunded as the fair value of the loaned securities changes. The collateral is held by the third-party banking institution, and the collateral can only be accessed in the event that the institution borrowing the securities is in default under the lending agreement. As a result of these restrictions, we consider our securities lending activities to be non-cash investing and financing activities. An indemnification agreement with the lending agent protects us in the event a borrower becomes insolvent or fails to return any of the securities on loan.

The fair value of the securities on loan is included in fixed maturities and equity securities in the Consolidated balance sheets. The securities lending collateral is reported as a separate line in the Consolidated balance sheets with a related liability reflecting our obligation to return the collateral plus interest.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Repurchase agreements
Similar to securities lending arrangements, securities sold under repurchase agreements, whereby Chubb sells securities and repurchases them at a future date for a predetermined price, are accounted for as collateralized investments and borrowings and are recorded at the contractual repurchase amounts plus accrued interest. Assets to be repurchased are the same or substantially the same as the assets transferred, and the transferor, through right of substitution, maintains the right and ability to redeem the collateral on short notice. The fair value of the underlying securities is included in fixed maturities and equity securities. In contrast to securities lending programs, the use of cash received is not restricted. We report the obligation to return the cash as Repurchase agreements in the Consolidated balance sheets and record the fees under these repurchase agreements within Interest expense on the Consolidated statement of operations.

Refer to Note 3 for a discussion on the determination of fair value for Chubb's various investment securities.

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

Restricted cash
Restricted cash in the Consolidated balance sheets represents amounts held for the benefit of third parties and is legally or contractually restricted as to withdrawal or usage. Amounts include deposits with U.S. and non-U.S. regulatory authorities, trust funds set up for the benefit of ceding companies, and amounts pledged as collateral to meet financing arrangements.

Effective January 1, 2018, we retrospectively adopted guidance on "Restricted Cash" that clarified the presentation of restricted cash on the Consolidated statement of cash flows. As a result, we revised the Consolidated statement of cash flows for the years ended December 31, 2017 and 2016 to include restricted cash in the beginning and ending cash balances. In addition, we reclassified $123 million of Restricted cash from Other assets to a separate line in the Consolidated balance sheets as of December 31, 2017.

The following table provides a reconciliation of cash and restricted cash reported within the Consolidated balance sheets that total to the amounts shown in the Consolidated statements of cash flows:

	December 31
(in millions of U.S. dollars)	2018	2017	2016
Cash	$1,247	$728	$985
Restricted cash	93	123	103
Total cash and restricted cash shown in the Consolidated statements of cash flows	$1,340	$851	$1,088

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

Except for net loss and loss expense reserves of $33 million, net of discount, held at December 31, 2018, representing certain structured settlements for which the timing and amount of future claim payments are reliably determinable and $40 million, net of discount, of certain reserves for unsettled claims that are discounted in statutory filings, Chubb does not discount its P&C loss reserves. This compares with reserves of $36 million for certain structured settlements and $41 million of certain reserves for unsettled claims at December 31, 2017. Structured settlements represent contracts purchased from life insurance companies primarily to settle workers' compensation claims, where payments to the claimant by the life insurance company are expected to be made in the form of an annuity. Chubb retains the liability to the claimant in the event that the life insurance company fails to pay. At December 31, 2018, the liability due to claimants was $581 million, net of discount, and reinsurance recoverables due from the life insurance companies was $548 million, net of discount. For structured settlement contracts where payments are guaranteed regardless of claimant life expectancy, the amounts recoverable from the life insurance companies at December 31, 2018 are included in Other assets in the Consolidated balance sheets, as they do not meet the requirements for reinsurance accounting.

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

Also included in Unpaid losses and loss expenses is the fair value adjustment of $207 million and $309 million at December 31, 2018 and December 31, 2017, respectively, related to Chubb Corp’s historical unpaid losses and loss expenses. The estimated fair value consists of the present value of the expected net unpaid loss and loss adjustment expense payments adjusted for an estimated risk margin. The estimated cash flows are discounted at a risk free rate. The estimated risk margin varies based on the inherent risks associated with each type of reserve. The fair value is amortized through Amortization of purchased intangibles on the consolidated statements of operations through the year 2032, based on the estimated payout patterns of unpaid loss and loss expenses at the acquisition date.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

i) Future policy benefits
The valuation of long-duration contract reserves requires management to make estimates and assumptions regarding expenses, mortality, persistency, and investment yields. Estimates are primarily based on historical experience and information provided by ceding companies and include a margin for adverse deviation. Interest rates used in calculating reserves range from less than 1.0 percent to 11.0 percent and less than 1.0 percent to 8.0 percent at December 31, 2018 and 2017, respectively. Actual results could differ materially from these estimates. Management monitors actual experience and where circumstances warrant, will revise assumptions and the related reserve estimates. Revisions are recorded in the period they are determined.

Certain of our long-duration contracts are supported by assets that do not qualify for separate account reporting under GAAP. These assets are classified as non-qualified separate account assets and reported in Other investments and the offsetting liabilities are reported in Future policy benefits in the Consolidated balance sheets. Changes in the fair value of separate account assets that do not qualify for separate account reporting under GAAP are reported in Other income (expense) and the offsetting movements in the liabilities are included in Policy benefits in the Consolidated statements of operations.

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

Under reinsurance programs covering GLBs, we assume the risk of guaranteed minimum income benefits (GMIB) associated with variable annuity contracts. The GMIB risk is triggered if, at the time the contract holder elects to convert the accumulated account value to a periodic payment stream (annuitize), the accumulated account value is not sufficient to provide a guaranteed minimum level of monthly income. We also assume the risk of guaranteed minimum accumulation benefits (GMAB). However, at December 31, 2018, the risks related to our GMAB programs are minimal given that the majority of these policies are no longer in force. Our GLB reinsurance products meet the definition of a derivative for accounting purposes and are carried at fair value with changes in fair value recognized in Realized gains (losses) in the Consolidated statement of operations. Refer to Notes 4 c) and 9 a) for additional information.

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

Interest income on deposit assets, representing the consideration received or to be received in excess of cash payments related to the deposit contract, is earned based on an effective yield calculation. The calculation of the effective yield is based on the amount and timing of actual cash flows at the balance sheet date and the estimated amount and timing of future cash flows. The effective yield is recalculated periodically to reflect revised estimates of cash flows. When a change in the actual or estimated cash flows occurs, the resulting change to the carrying amount of the deposit asset is reported as income or expense. Deposit assets of $97 million and $89 million at December 31, 2018 and 2017, respectively, are reflected in Other assets in the Consolidated balance sheets and the accretion of deposit assets related to interest pursuant to the effective yield calculation is reflected in Net investment income in the Consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Deposit liabilities include reinsurance deposit liabilities of $97 million and $100 million and contract holder deposit funds of $1.8 billion at both December 31, 2018 and 2017. Deposit liabilities are reflected in Accounts payable, accrued expenses, and other liabilities in the Consolidated balance sheets. At contract inception, the deposit liability equals net cash received. An accretion rate is established based on actuarial estimates whereby the deposit liability is increased to the estimated amount payable over the contract term. The deposit accretion rate is the rate of return required to fund expected future payment obligations. We periodically reassess the estimated ultimate liability and related expected rate of return. Changes to the deposit liability are generally reflected through Interest expense to reflect the cumulative effect of the period the contract has been in force, and by an adjustment to the future accretion rate of the liability over the remaining estimated contract term.

The liability for contract holder deposit funds equals accumulated policy account values, which consist of the deposit payments plus credited interest less withdrawals and amounts assessed through the end of the period.

l) Property and Equipment
Property and equipment used in operations are capitalized and carried at cost less accumulated depreciation and are reported within Other assets in the Consolidated balance sheets. At December 31, 2018, property and equipment totaled $1.7 billion, consisting principally of capitalized software costs of $970 million incurred to develop or obtain computer software for internal use and company-owned facilities of $277 million. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. For capitalized software, the estimated useful life is generally three to five years, but can be as long as 15 years and for company-owned facilities the estimated useful life is 39 years. At December 31, 2017, property and equipment totaled $1.3 billion.

m) Foreign currency remeasurement and translation
The functional currency for each of our foreign operations is generally the currency of the local operating environment. Transactions in currencies other than a foreign operation's functional currency are remeasured into the functional currency, and the resulting foreign exchange gains and losses are reflected in Net realized gains (losses) in the Consolidated statements of operations. Functional currency assets and liabilities are translated into the reporting currency, U.S. dollars, using period end exchange rates and the related translation adjustments are recorded as a separate component of AOCI in Shareholders' equity. Functional statement of operations amounts expressed in functional currencies are translated using average exchange rates.

n) Administrative expenses
Administrative expenses generally include all operating costs other than policy acquisition costs. The North America Commercial P&C Insurance segment manages and uses an in-house third-party claims administrator, ESIS Inc. (ESIS). ESIS performs claims management and risk control services for domestic and international organizations that self-insure P&C exposures as well as internal P&C exposures. The net operating results of ESIS are included within Administrative expenses in the Consolidated statements of operations and were $49 million, $38 million, and $32 million for the years ended December 31, 2018, 2017, and 2016, respectively.

o) Income taxes
Income taxes have been recorded related to those operations subject to income tax. Deferred tax assets and liabilities result from temporary differences between the amounts recorded in the consolidated financial statements and the tax basis of our assets and liabilities. The effect on deferred tax assets and liabilities of a change in tax law or rates is recognized in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded if it is more likely than not that all, or some portion, of the benefits related to these deferred tax assets will not be realized. The valuation allowance assessment considers tax planning strategies, where appropriate.

We recognize uncertain tax positions deemed more likely than not of being sustained upon examination. Recognized income tax positions are measured at the largest amount that has a greater than 50 percent likelihood of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

p) Earnings per share
Basic earnings per share is calculated using the weighted-average shares outstanding, including participating securities with non-forfeitable rights to dividends such as unvested restricted stock. All potentially dilutive securities, including stock options are excluded from the basic earnings per share calculation. In calculating diluted earnings per share, the weighted-average shares outstanding is increased to include all potentially dilutive securities. Basic and diluted earnings per share are calculated by dividing net income by the applicable weighted-average number of shares outstanding during the year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

q) Cash flow information
Premiums received and losses paid associated with the GLB reinsurance products, which as discussed previously, meet the definition of a derivative instrument for accounting purposes, are included within Cash flows from operating activities. Cash flows, such as settlements and collateral requirements, associated with GLB and all other derivative instruments, are included on a net basis within Cash flows from investing activities. Purchases, sales, and maturities of short-term investments are recorded on a net basis within Cash flows from investing activities.

r) Share-based compensation
Chubb measures and records compensation cost for all share-based payment awards at grant-date fair value. Compensation costs are recognized for vesting of share-based payment awards with only service conditions on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award were, in substance, multiple awards. For retirement-eligible participants, compensation costs for certain share-based payment awards are recognized immediately at the date of grant. Refer to Note 11 for additional information.

s) Chubb integration expenses
Direct costs related to the Chubb Corp acquisition were expensed as incurred. Chubb integration expenses were $59 million, $310 million, and $492 million for the years ended December 31, 2018, 2017 and 2016, respectively, and include all internal and external costs directly related to the integration activities of the Chubb Corp acquisition. These expenses principally consisted of personnel-related expenses, consulting fees, and rebranding.

t) New accounting pronouncements
Adopted in 2018
Revenue from Contracts with Customers
Effective January 2018, we adopted new accounting guidance on "Revenue from Contracts with Customers" on a prospective basis. The standard excludes from its scope the accounting for insurance contracts, leases, financial instruments, and certain other agreements that are governed under other GAAP guidance, but could affect the revenue recognition for certain of our claims management and risk control services. The updated guidance requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services. The adoption of this guidance did not have a material impact on our financial condition or results of operations given that the majority of our business is outside the scope of this guidance.

Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities
Effective January 2018, we adopted new accounting guidance on "Recognition and Measurement of Financial Assets and Financial Liabilities" on a modified-retrospective basis. The guidance requires equity investments, other than those accounted for under the equity method of accounting, to be measured at fair value with changes in fair value recognized through net income. The guidance impacts our public equities and cost-method private equities. As a result, we recorded a cumulative-effect adjustment to increase beginning Retained earnings by $417 million after tax ($454 million pre-tax), representing the unrealized appreciation on our equity investments as of December 31, 2017 with an offsetting adjustment to decrease beginning Accumulated other comprehensive income. All subsequent changes in fair value of our equity investments are recognized within realized gains (losses) on the Consolidated statement of operations. Prior period amounts have not been adjusted and continue to be reported in accordance with the previous accounting guidance.

Income Tax Accounting Implications of the Tax Cuts and Jobs Act
The Tax Cuts and Jobs Act (2017 Tax Act) was enacted in December 2017. Among other things, the 2017 Tax Act reduced the U.S. Federal income tax rate to 21 percent from 35 percent effective in 2018, and instituted a dividends received deduction for foreign earnings with a related tax for the deemed repatriation of unremitted foreign earnings. The 2017 Tax Act also included provisions for Global Intangible Low-Taxed Income (GILTI) under which taxes may be imposed on income of foreign subsidiaries, and for a Base Erosion and Anti-Abuse Tax (BEAT) under which taxes may be imposed on certain payments to affiliated foreign companies.

The Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (SAB 118), Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which provided guidance for the application of the 2017 Tax Act and allowed companies up to one year to complete their accounting. In connection with the 2017 Tax Act, we recorded a $450 million income tax provisional benefit in the fourth quarter of 2017. In 2018, we recorded an additional benefit of $25 million as a measurement period adjustment, resulting in a final transition benefit of $475 million. This change reflected the favorable impact of changes to certain tax only accounting methods offset by updates to provisional amounts recorded related to foreign

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

tax credits and withholding taxes as a result of additional guidance issued during 2018. Refer to Note 7 for additional information.

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB issued guidance that allows the optional reclassification from Accumulated other comprehensive income (AOCI) to Retained earnings of the stranded tax effects resulting from the 2017 Tax Act for all items accounted for in AOCI. We adopted the standard in 2018 and elected to reclassify $146 million of stranded tax effects from beginning AOCI to beginning Retained earnings. The stranded tax effects included $121 million of tax expense related to Net unrealized appreciation of investments, $47 million of tax expense related to Postretirement benefit liability, and a tax benefit of $22 million related to Cumulative foreign currency translation losses as of December 31, 2017.

Intra-Entity Transfers of Assets Other than Inventory
Effective January 2018, we adopted new accounting guidance on “Intra-Entity Transfers of Assets Other Than Inventory” on a modified-retrospective basis. Under the new guidance, we will no longer defer taxes on intra-company asset transfers and will recognize any related income tax expense (benefit) immediately through the Consolidated statement of operations. As a result, we recorded a cumulative-effect adjustment to decrease beginning Retained earnings by $7 million, representing the removal of the deferred tax assets for previous intra-company asset transfer transactions not yet recognized through earnings.

Changes to the Disclosure Requirements for Fair Value Measurements
In August 2018, the FASB issued amendments to modify the disclosure requirements on fair value measurements. The amendments allow for the removal of (1) the amount and reasons for transfer between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for transfers between levels; and (3) the valuation processes for Level 3 fair value measurements. This update also requires the expanded discussion on unobservable inputs that are significant to the fair value measurement. We have early adopted the amendments that allow the removal of certain disclosures and deferred the adoption of the additional disclosure until the effective date in the first quarter of 2020, as permitted. The guidance changes disclosure only and did not have an impact on our financial condition or results of operations.

Changes to the Disclosure Requirements for Defined Benefit Plans
In August 2018, the FASB issued amendments to allow for the removal and addition of various disclosure requirements related to defined benefit pension or other postretirement plans. We elected to early adopt this guidance in the fourth quarter of 2018, as permitted. The guidance changes disclosures only and did not have an impact on our financial condition or results of operations.

Adopted in 2019
Premium Amortization on Purchased Callable Debt Securities
In March 2017, the FASB issued guidance on the amortization period for purchased callable debt securities held at a premium. The guidance requires the premium to be amortized to the earliest call date. Under current guidance, premiums generally are amortized over the contracted life of the security. We adopted this guidance on January 1, 2019 on a modified retrospective basis through a cumulative effect adjustment which decreased beginning retained earnings by approximately $15 million pre-tax, or $11 million after-tax. Securities held at a discount do not require an accounting change.

Lease Accounting
In February 2016, the FASB issued accounting guidance requiring leases with lease terms of more than 12 months to recognize a right of use asset and a corresponding lease liability on the balance sheets. We adopted this guidance on January 1, 2019 on a modified retrospective basis and recognized a right of use asset and a corresponding lease liability for our real estate leases of approximately $800 million. The adoption of this guidance did not have a material effect on our results of operations, financial condition or liquidity.

Accounting guidance not yet adopted
Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued guidance on the accounting for credit losses of financial instruments that are measured at amortized cost, including held to maturity securities and reinsurance recoverables, by applying an approach based on the current expected credit losses (CECL). The estimate of expected credit losses should consider historical information, current information, as well as reasonable and supportable forecasts, including estimates of prepayments. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset in order to present the net carrying value at the amount expected to be collected on the financial asset on the Consolidated balance sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

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

The standard is effective for us in the first quarter of 2020 with early adoption permitted. We will be able to assess the effect of adopting this guidance on our financial condition and results of operations closer to the date of adoption.

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

2. Investments

a) Fixed maturities

December 31, 2018	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	OTTI Recognized in AOCI
(in millions of U.S. dollars)
Available for sale
U.S. Treasury and agency	$4,158	$30	$(43)	$4,145	$—
Foreign	21,370	395	(349)	21,416	—
Corporate securities	27,183	150	(750)	26,583	(6)
Mortgage-backed securities	15,758	66	(284)	15,540	(1)
States, municipalities, and political subdivisions	10,854	49	(117)	10,786	—
	$79,323	$690	$(1,543)	$78,470	$(7)
Held to maturity
U.S. Treasury and agency	$1,185	$8	$(11)	$1,182	$—
Foreign	1,549	11	(18)	1,542	—
Corporate securities	2,601	11	(104)	2,508	—
Mortgage-backed securities	2,524	5	(43)	2,486	—
States, municipalities, and political subdivisions	5,576	16	(51)	5,541	—
	$13,435	$51	$(227)	$13,259	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

December 31, 2017	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	OTTI Recognized in AOCI
(in millions of U.S. dollars)
Available for sale
U.S. Treasury and agency	$3,701	$32	$(35)	$3,698	$—
Foreign	20,514	622	(106)	21,030	(1)
Corporate securities	23,453	638	(95)	23,996	(4)
Mortgage-backed securities	15,279	111	(100)	15,290	(1)
States, municipalities, and political subdivisions	14,888	125	(88)	14,925	—
	$77,835	$1,528	$(424)	$78,939	$(6)
Held to maturity
U.S. Treasury and agency	$908	$12	$(5)	$915	$—
Foreign	1,738	27	(8)	1,757	—
Corporate securities	3,159	67	(7)	3,219	—
Mortgage-backed securities	2,724	23	(5)	2,742	—
States, municipalities, and political subdivisions	5,806	50	(15)	5,841	—
	$14,335	$179	$(40)	$14,474	$—

As discussed in Note 2 c), if a credit loss is incurred on an impaired fixed maturity, an OTTI is considered to have occurred and the portion of the impairment not related to credit losses (non-credit OTTI) is recognized in OCI. Included in the “OTTI Recognized in AOCI” columns above are the cumulative amounts of non-credit OTTI recognized in OCI adjusted for subsequent sales, maturities, and redemptions. OTTI recognized in AOCI does not include the impact of subsequent changes in fair value of the related securities. In periods subsequent to a recognition of OTTI in OCI, changes in the fair value of the related fixed maturities are reflected in Net unrealized appreciation on investments in the Consolidated statements of shareholders' equity. For the years ended December 31, 2018 and 2017, net unrealized depreciation of $4 million and $2 million, respectively, related to such securities are included in OCI. At December 31, 2018 and 2017, AOCI included cumulative net unrealized appreciation of $1 million and $7 million, respectively, related to securities remaining in the investment portfolio for which a non-credit OTTI was recognized.

Mortgage-backed securities (MBS) issued by U.S. government agencies are combined with all other to be announced mortgage-backed securities held (refer to Note 9 b) (iv)) and are included in the category, “Mortgage-backed securities”. Approximately 81 percent and 83 percent of the total mortgage-backed securities at December 31, 2018 and 2017, respectively, are represented by investments in U.S. government agency bonds. The remainder of the mortgage exposure consists of collateralized mortgage obligations and non-government mortgage-backed securities, the majority of which provide a planned structure for principal and interest payments and carry a rating of AAA by the major credit rating agencies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following table presents fixed maturities by contractual maturity:

	December 31		December 31
		2018		2017
(in millions of U.S. dollars)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
Due in 1 year or less	$3,569	$3,568	$3,164	$3,182
Due after 1 year through 5 years	27,134	27,005	24,749	25,068
Due after 5 years through 10 years	24,095	23,543	25,388	25,704
Due after 10 years	8,767	8,814	9,255	9,695
	63,565	62,930	62,556	63,649
Mortgage-backed securities	15,758	15,540	15,279	15,290
	$79,323	$78,470	$77,835	$78,939
Held to maturity
Due in 1 year or less	$536	$537	$743	$746
Due after 1 year through 5 years	3,122	3,106	2,669	2,688
Due after 5 years through 10 years	4,468	4,407	4,744	4,756
Due after 10 years	2,785	2,723	3,455	3,542
	10,911	10,773	11,611	11,732
Mortgage-backed securities	2,524	2,486	2,724	2,742
	$13,435	$13,259	$14,335	$14,474
Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

b) Equity securities and Other investments
Effective January 1, 2018, we adopted new accounting guidance that requires any changes in fair value of equity securities and other investments that are accounted for under the cost-method to be recognized immediately in realized gains and losses in net income. As a result, beginning on January 1, 2018, realized gains and losses from these investments include both sales of securities and unrealized gains and losses as follows:

	Year Ended December 31, 2018
(in millions of U.S. dollars)	Equity Securities	Other Investments	Total
Net losses recognized during the period	$(59)	$(5)	$(64)
Less: Net gains recognized from sales of securities	70	121	191
Unrealized losses recognized for securities still held at reporting date	$(129)	$(126)	$(255)

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

U.S. Treasury and agency obligations (including agency mortgage-backed securities); foreign government obligations; and states, municipalities, and political subdivisions obligations
U.S. Treasury and agency obligations (including agency mortgage-backed securities); foreign government obligations; and states, municipalities, and political subdivisions obligations represent $630 million of gross unrealized loss at December 31, 2018. These securities were evaluated for credit loss primarily using qualitative assessments of the likelihood of credit loss considering credit rating of the issuers and level of credit enhancement, if any. We concluded that the high level of creditworthiness of the issuers coupled with credit enhancement, where applicable, supports recognizing no credit loss in Net income.

Corporate securities
Projected cash flows for corporate securities (principally senior unsecured bonds) are driven primarily by assumptions regarding probability of default and also the timing and amount of recoveries associated with defaults. Chubb developed projected cash flows for corporate securities using market observable data, issuer-specific information, and credit ratings. We use historical default data by Moody’s Investors Service (Moody’s) rating category to calculate a 1-in-100 year probability of default, which results in a default assumption in excess of the historical mean default rate. Consistent with management's approach, Chubb assumed a 32 percent recovery rate (the par value of a defaulted security that will be recovered) across all rating categories, rather than using Moody's historical mean recovery rate of 42 percent. We believe that use of a default assumption, in excess of the historical mean is conservative.

The following table presents default assumptions by Moody's rating category (historical mean default rate provided for comparison):

Moody's Rating Category	1-in-100 Year Default Rate	Historical Mean Default Rate
Investment Grade:
Aaa-Baa	0.0 - 1.3%	0.0 - 0.3%
Below Investment Grade:
Ba	4.8%	1.0%
B	12.0%	3.2%
Caa-C	36.6%	10.5%

Application of the methodology and assumptions described above resulted in credit losses recognized in Net income for corporate securities of $25 million, $5 million, and $30 million for the years ended December 31, 2018, 2017, and 2016, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

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

For the years ended December 31, 2018 and 2017, there were no credit losses recognized in Net income for mortgage-backed securities. For the year ended December 31, 2016, there was $1 million of credit losses recognized in Net income for mortgage-backed securities.
The following table presents the components of Net realized gains (losses) and the change in net unrealized appreciation (depreciation) of investments:

	Year Ended December 31
(in millions of U.S. dollars)	2018	2017	2016
Fixed maturities:
OTTI on fixed maturities, gross	$(52)	$(24)	$(89)
OTTI on fixed maturities recognized in OCI (pre-tax)	3	1	8
OTTI on fixed maturities, net	(49)	(23)	(81)
Gross realized gains excluding OTTI	334	149	183
Gross realized losses excluding OTTI	(587)	(157)	(265)
Total fixed maturities	(302)	(31)	(163)
Equity securities:
OTTI on equity securities	—	(10)	(8)
Gross realized gains excluding OTTI	74	28	65
Gross realized losses excluding OTTI	(133)	(2)	(13)
Total equity securities	(59)	16	44
OTTI on other investments	—	(12)	(14)
Other investments	(5)	—	—
Foreign exchange gains	131	36	118
Investment and embedded derivative instruments	(75)	(11)	(33)
Fair value adjustments on insurance derivative	(248)	364	53
S&P put options and futures	(4)	(261)	(136)
Other derivative instruments	(3)	(5)	(10)
Other	(87)	(12)	(4)
Net realized gains (losses) (pre-tax)	$(652)	$84	$(145)

Change in net unrealized appreciation (depreciation) on investments (pre-tax):
Fixed maturities available for sale	$(1,958)	$519	$142
Fixed maturities held to maturity	(38)	18	(59)
Equity securities	—	88	52
Other	—	8	(51)
Income tax (expense) benefit	297	(241)	100
Change in net unrealized appreciation (depreciation) on investments (after-tax)	$(1,699)	$392	$184

Other net realized gains (losses) for the year ended December 31, 2018, included a $36 million loss from the extinguishment of debt as discussed in Note 8 to the Consolidated Financial Statements, a $24 million loss related to lease impairments, and a $23 million loss related to the impairment of fixed assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following table presents a roll-forward of pre-tax credit losses related to fixed maturities for which a portion of OTTI was recognized in OCI:

	Year Ended December 31
(in millions of U.S. dollars)	2018	2017	2016
Balance of credit losses related to securities still held – beginning of year	$22	$35	$53
Additions where no OTTI was previously recorded	20	4	17
Additions where an OTTI was previously recorded	5	2	14
Reductions for securities sold during the period	(13)	(19)	(49)
Balance of credit losses related to securities still held – end of year	$34	$22	$35
d) Other investments

		December 31		December 31
		2018		2017
(in millions of U.S. dollars)	Fair Value	Cost	Fair Value	Cost
Partially-owned investment companies	$3,623	$3,623	$2,803	$2,803
Limited partnerships	538	538	549	441
Investment funds	83	83	270	123
Other
Life insurance policies	304	304	305	305
Policy loans	243	243	244	244
Non-qualified separate account assets	252	252	333	333
Other	234	234	168	168
Total	$5,277	$5,277	$4,672	$4,417

Included in limited partnerships and partially-owned investment companies are 145 individual limited partnerships covering a broad range of investment strategies including large cap buyouts, specialist buyouts, growth capital, distressed, mezzanine, real estate, and co-investments. The underlying portfolio consists of various public and private debt and equity securities of publicly traded and privately held companies and real estate assets. The underlying investments across various partnerships, geographies, industries, asset types, and investment strategies provide risk diversification within the limited partnership portfolio and the overall investment portfolio. Investment funds include one highly diversified fund investment as well as several direct funds that employ a variety of investment styles such as long/short equity and arbitrage/distressed. Non-qualified separate account assets are comprised of mutual funds, supported by assets that do not qualify for separate account reporting under GAAP.

During 2018, we converted a $28 million loan into additional ownership interest in an investment classified within Other in the table above. This was a non-cash transaction and therefore excluded from our Consolidated statements of cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

e) Investments in partially-owned insurance companies
The following table presents Investments in partially-owned insurance companies:

	December 31, 2018			December 31, 2017
(in millions of U.S. dollars, except for percentages)	Carrying Value	Issued Share Capital	Ownership Percentage	Carrying Value	Issued Share Capital	Ownership Percentage	Domicile
Huatai Group	$452	$587	20%	$438	$616	20%	China
Huatai Life Insurance Company	106	472	20%	105	495	20%	China
Freisenbruch-Meyer	9	—	40%	9	—	40%	Bermuda
Chubb Arabia Cooperative Insurance Company	18	27	30%	15	27	30%	Saudi Arabia
Russian Reinsurance Company	2	4	23%	2	4	23%	Russia
ABR Reinsurance Ltd.	91	774	12%	93	800	11%	Bermuda
Total	$678	$1,864		$662	$1,942
Huatai Group and Huatai Life Insurance Company provide a range of P&C, life, and investment products.

f) Gross unrealized loss
At December 31, 2018, there were 19,606 fixed maturities out of a total of 31,054 fixed maturities in an unrealized loss position. The largest single unrealized loss in the fixed maturities was $10 million. Fixed maturities in an unrealized loss position at December 31, 2018, comprised both investment grade and below investment grade securities for which fair value declined primarily due to widening credit spreads since the date of purchase.

The following tables present, for all securities in an unrealized loss position (including securities on loan), the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	0 – 12 Months		Over 12 Months		Total
December 31, 2018	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. Treasury and agency	$523	$(4)	$2,859	$(50)	$3,382	$(54)
Foreign	6,764	(208)	5,349	(159)	12,113	(367)
Corporate securities	16,538	(599)	4,873	(255)	21,411	(854)
Mortgage-backed securities	6,103	(98)	6,913	(229)	13,016	(327)
States, municipalities, and political subdivisions	5,024	(44)	7,768	(124)	12,792	(168)
Total fixed maturities	$34,952	$(953)	$27,762	$(817)	$62,714	$(1,770)

	0 – 12 Months		Over 12 Months		Total
December 31, 2017	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. Treasury and agency	$2,172	$(14)	$1,249	$(26)	$3,421	$(40)
Foreign	5,657	(65)	1,693	(49)	7,350	(114)
Corporate securities	5,210	(56)	1,332	(46)	6,542	(102)
Mortgage-backed securities	6,194	(31)	3,209	(74)	9,403	(105)
States, municipalities, and political subdivisions	9,259	(71)	1,402	(32)	10,661	(103)
Total fixed maturities	28,492	(237)	8,885	(227)	37,377	(464)
Equity securities	115	(12)	—	—	115	(12)
Other investments	78	(8)	—	—	78	(8)
Total	$28,685	$(257)	$8,885	$(227)	$37,570	$(484)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

g) Net investment income

	Year Ended December 31
(in millions of U.S. dollars)	2018	2017	2016
Fixed maturities	$3,128	$2,987	$2,779
Short-term investments	90	56	58
Other interest income	118	75	35
Equity securities	33	38	36
Other investments	104	133	98
Gross investment income (1)	3,473	3,289	3,006
Investment expenses	(168)	(164)	(141)
Net investment income (1)	$3,305	$3,125	$2,865
(1) Includes amortization expense related to fair value adjustment of acquired invested assets related to the Chub Corp acquisition	$(248)	$(332)	$(393)
h) Restricted assets
Chubb is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutory regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. Chubb is also required to restrict assets pledged under repurchase agreements, which represent Chubb's agreement to sell securities and repurchase them at a future date for a predetermined price. We use trust funds in certain large reinsurance transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit (LOC) requirements. We have investments in segregated portfolios primarily to provide collateral or guarantees for LOC and derivative transactions. Included in restricted assets at December 31, 2018 and 2017, are investments, primarily fixed maturities, totaling $21.0 billion and $23.3 billion, and cash of $93 million and $123 million, respectively.
The following table presents the components of restricted assets:

	December 31	December 31
(in millions of U.S. dollars)	2018	2017
Trust funds	$13,988	$17,011
Deposits with U.S. regulatory authorities	2,405	2,345
Deposits with non-U.S. regulatory authorities	2,531	2,250
Assets pledged under repurchase agreements	1,468	1,434
Other pledged assets	692	414
Total	$21,084	$23,454

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Short-term investments
Short-term investments, which comprise securities due to mature within one year of the date of purchase that are traded in active markets, are classified within Level 1 as fair values are based on quoted market prices. Securities such as commercial paper and discount notes are classified within Level 2 because these securities are typically not actively traded due to their approaching maturity, and as such, their cost approximates fair value. Short-term investments for which pricing is unobservable are classified within Level 3.

Other investments
Fair values for the majority of Other investments including investments in partially-owned investment companies, investment funds, and limited partnerships are based on their respective net asset values or equivalent (NAV) and are excluded from the fair value hierarchy table below. Certain of our long-duration contracts are supported by assets that do not qualify for separate account reporting under GAAP. These assets comprise mutual funds, classified within Level 1 in the valuation hierarchy on the same basis as other equity securities traded in active markets. Other investments also include equity securities, classified within Level 1 and fixed maturities, classified within Level 2, held in rabbi trusts maintained by Chubb for deferred compensation and supplemental retirement plans and are classified within the valuation hierarchy on the same basis as other equity securities and fixed maturities. Other investments for which pricing is unobservable are classified within Level 3.

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

Other derivative instruments
We maintain positions in exchange-traded equity futures contracts designed to limit exposure to a severe equity market decline, which would cause an increase in expected claims and, therefore, an increase in reserves for our guaranteed minimum death benefits (GMDB) and guaranteed living benefits (GLB) reinsurance business. Our positions in exchange-traded equity futures contracts are classified within Level 1. The fair value of the majority of the remaining positions in other derivative instruments is based on significant observable inputs including equity security and interest rate indices. Accordingly, these are classified within Level 2. Other derivative instruments based on unobservable inputs are classified within Level 3. Other derivative instruments are recorded in either Other assets or Accounts payable, accrued expenses, and other liabilities in the Consolidated balance sheets.

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

A lapse rate is the percentage of in-force policies surrendered in a given calendar year. All else equal, as lapse rates increase, ultimate claim payments will decrease. In general, the base lapse function assumes low lapse rates (ranging from about 3 percent to 9 percent per annum) during the surrender charge period of the GMIB contract, followed by a “spike” lapse rate (ranging from about 9 percent to 33 percent per annum) in the year immediately following the surrender charge period, and then reverting to an ultimate lapse rate (generally around 10 percent per annum), typically over a 2-year period. This base rate is adjusted downward for policies with more valuable guarantees (policies with guaranteed values far in excess of their account values) by multiplying the base lapse rate by a factor ranging from 15 percent to 75 percent. Partial withdrawals and the impact of older policyholders with tax-qualified contracts (due to required minimum distributions) are also reflected in our modeling.

The GMIB annuitization rate is the percentage of policies for which the policyholder will elect to annuitize using the guaranteed benefit provided under the GMIB. All else equal, as GMIB annuitization rates increase, ultimate claim payments will increase, subject to treaty claim limits. All GMIB reinsurance treaties include claim limits to protect Chubb in the event that actual annuitization behavior is significantly higher than expected. In general, Chubb assumes that GMIB annuitization rates will be higher for policies with more valuable guarantees (policies with guaranteed values far in excess of their account values). Chubb also assumes that GMIB annuitization rates increase as policyholders get older. In addition, we also assume that GMIB annuitization rates are higher in the first year immediately following the waiting period (the first year the policies are eligible to annuitize using the GMIB) in comparison to all subsequent years. We do not yet have fully credible annuitization experience for all clients.

The level of annuitization assumptions at December 31, 2018 are as follows:

% of total GMIB guaranteed value	Policyholder age	Maximum annuitization rate(s) (per year)
19%	Under 65 years old	1% - 21%
81%	Over 65 years old	3% - 42%

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

In the fourth quarter of 2018, we completed a review of policyholder behavior related to annuitizations, partial withdrawals, lapses, and mortality for our variable annuity reinsurance business.

•
As annuitization experience continued to emerge, we refined our annuitization assumptions including age-based behavior. The change in annuitization assumptions had an insignificant impact on the fair value of GLB liabilities.

•
We also refined our lapse assumptions based on additional emerging experience, with a focus on underlying policies eligible for annuitization. These refinements resulted in a net increase to the fair value of GLB liabilities generating a realized loss of approximately $20 million.

•
Reinsured policies allow for policyholders to make periodic withdrawals from their account values without lapsing the policy. The partial withdrawal results in a reduction to the associated guaranteed value that is either equal or proportional to the amount of the reduction in account value. We further refined our assumptions around the types of partial withdrawals according to their impact on guaranteed value. This resulted in an increase to the fair value of GLB liabilities generating a realized loss of approximately $11 million.

•
After having performed a mortality study for the first time in 2017, we performed a second study this year and enhanced our analysis by increasing the weight given to emerging experience, which resulted in lower mortality assumptions. The updated mortality rates increased the fair value of GLB liabilities generating a realized loss of approximately $28 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

During the year ended December 31, 2018, we also made minor model refinements to the internal valuation model which resulted in no material impact on income.
Financial instruments measured at fair value on a recurring basis, by valuation hierarchy

December 31, 2018	Level 1	Level 2	Level 3	Total
(in millions of U.S. dollars)
Assets:
Fixed maturities available for sale
U.S. Treasury and agency	$3,400	$745	$—	$4,145
Foreign	—	21,071	345	21,416
Corporate securities	—	25,284	1,299	26,583
Mortgage-backed securities	—	15,479	61	15,540
States, municipalities, and political subdivisions	—	10,786	—	10,786
	3,400	73,365	1,705	78,470
Equity securities	713	—	57	770
Short-term investments	1,575	1,440	1	3,016
Other investments (1)	381	303	11	695
Securities lending collateral	—	1,926	—	1,926
Investment derivative instruments	28	—	—	28
Other derivative instruments	25	—	—	25
Separate account assets	2,686	137	—	2,823
Total assets measured at fair value (1)	$8,808	$77,171	$1,774	$87,753
Liabilities:
Investment derivative instruments	$38	$115	$—	$153
GLB (2)	—	—	452	452
Total liabilities measured at fair value	$38	$115	$452	$605

(1)
Excluded from the table above are partially-owned investments, investment funds, and limited partnerships of $4,244 million and other investments of $95 million at December 31, 2018 measured using NAV as a practical expedient.

(2)
Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as Future policy benefits in the Consolidated balance sheets. Refer to Note 4 c) for additional information.

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

(2)
Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as Future policy benefits in the Consolidated balance sheets. Refer to Note 4 c) for additional information.

Fair value of alternative investments
Alternative investments include investment funds, limited partnerships, and partially-owned investment companies measured at fair value using NAV as a practical expedient. The following table presents, by investment category, the expected liquidation period, fair value, and maximum future funding commitments of alternative investments:

		December 31		December 31
		2018		2017
(in millions of U.S. dollars)	Expected Liquidation Period of Underlying Assets	Fair Value	Maximum Future Funding Commitments	Fair Value	Maximum Future Funding Commitments
Financial	2 to 9 Years	$596	$193	$540	$330
Real Assets	2 to 11 Years	704	362	651	114
Distressed	2 to 7 Years	296	105	289	141
Private Credit	3 to 8 Years	147	310	187	327
Traditional	2 to 14 Years	2,362	2,735	1,656	3,149
Vintage	1 to 2 Years	56	—	30	—
Investment funds	Not Applicable	83	—	270	—
		$4,244	$3,705	$3,623	$4,061

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Investment Category	Consists of investments in private equity funds:
Financial	targeting financial services companies, such as financial institutions and insurance services worldwide
Real Assets	targeting investments related to hard physical assets, such as real estate, infrastructure, and natural resources
Distressed	targeting distressed corporate debt/credit and equity opportunities in the U.S.
Private Credit	targeting privately originated corporate debt investments, including senior secured loans and subordinated bonds
Traditional	employing traditional private equity investment strategies such as buyout and growth equity globally
Vintage	made before 2002 or where the funds’ commitment periods have already expired

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

(in millions of U.S. dollars, except for percentages)	Fair Value at December 31, 2018	Valuation Technique	Significant Unobservable Inputs	Ranges
GLB(1)	$452	Actuarial model	Lapse rate	3% – 32%
			Annuitization rate	0% – 42%

(1)	Discussion of the most significant inputs used in the fair value measurement of GLB and the sensitivity of those assumptions is included within Note 3 a) Guaranteed living benefits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following tables present a reconciliation of the beginning and ending balances of financial instruments measured at fair value using significant unobservable inputs (Level 3):

						Assets		Liabilities
	Available-for-Sale Debt Securities			Equity securities	Short-term investments	Other investments	Other derivative instruments	GLB (1)
Year Ended December 31, 2018	Foreign	Corporate securities	MBS
(in millions of U.S. dollars)
Balance, beginning of year	$93	$1,037	$78	$44	$—	$263	$2	$204
Transfers into Level 3	13	24	1	—	5	—	—	—
Transfers out of Level 3	(2)	(31)	(3)	—	—	(252)	—	—
Change in Net Unrealized Gains/Losses included in OCI	(12)	(4)	—	(2)	—	(2)	—	—
Net Realized Gains/Losses	(3)	(5)	—	6	—	1	(2)	248
Purchases	334	672	5	37	9	50	—	—
Sales	(69)	(164)	—	(28)	—	—	—	—
Settlements	(9)	(230)	(20)	—	(13)	(49)	—	—
Balance, end of year	$345	$1,299	$61	$57	$1	$11	$—	$452
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$(1)	$(7)	$—	$(1)	$—	$1	$—	$248

(1)
Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as Future policy benefits in the Consolidated balance sheets. Refer to Note 4 c) for additional information.

	Assets							Liabilities
	Available-for-Sale Debt Securities			Equity securities	Short-term investments	Other investments	Other derivative instruments	GLB (2)
Year Ended December 31, 2017	Foreign	Corporate securities (1)	MBS
(in millions of U.S. dollars)
Balance, beginning of year	$74	$681	$45	$41	$25	$225	$13	$559
Transfers into Level 3	—	231	50	—	—	—	—	9
Transfers out of Level 3	(3)	(93)	—	—	—	—	(9)	—
Change in Net Unrealized Gains/Losses included in OCI	3	(12)	—	(1)	—	6	—	—
Net Realized Gains/Losses	—	—	—	2	—	—	(2)	(364)
Purchases	84	521	8	24	16	56	—	—
Sales	(59)	(111)	(1)	(22)	—	—	—	—
Settlements	(6)	(180)	(24)	—	(41)	(24)	—	—
Balance, end of year	$93	$1,037	$78	$44	$—	$263	$2	$204
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$(1)	$(2)	$—	$(1)	$—	$—	$(2)	$(364)

(1)	Transfers into and Purchases in Level 3 primarily consist of privately-placed fixed income securities.

(2)
Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as Future policy benefits in the Consolidated balance sheets. The liability for GLB reinsurance was $550 million at December 31, 2017 and $853 million at December 31, 2016, which includes a fair value derivative adjustment of $204 million and $559 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

	Assets						Liabilities
	Available-for-Sale Debt Securities				Short-term investments		Other derivative instruments	GLB(1)
Year Ended December 31, 2016	Foreign	Corporate securities	MBS	Equity securities		Other investments
(in millions of U.S. dollars)
Balance, beginning of year	$57	$174	$53	$16	$—	$212	$6	$609
Transfers into Level 3	9	53	—	—	—	—	—	—
Transfers out of Level 3	(24)	(10)	—	—	(50)	—	—	—
Change in Net Unrealized Gains/Losses included in OCI	1	15	(1)	2	—	(2)	—	—
Net Realized Gains/Losses	(6)	(13)	—	1	—	1	5	(50)
Purchases (2)	70	566	1	27	75	33	2	—
Sales	(17)	(59)	(8)	(5)	—	—	—	—
Settlements	(16)	(45)	—	—	—	(19)	—	—
Balance, end of year	$74	$681	$45	$41	$25	$225	$13	$559
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$(5)	$(11)	$—	$—	$—	$1	$5	$(50)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following tables present fair value, by valuation hierarchy, and carrying value of the financial instruments not measured at fair value:

December 31, 2018	Fair Value				Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities held to maturity
U.S. Treasury and agency	$1,128	$54	$—	$1,182	$1,185
Foreign	—	1,542	—	1,542	1,549
Corporate securities	—	2,477	31	2,508	2,601
Mortgage-backed securities	—	2,486	—	2,486	2,524
States, municipalities, and political subdivisions	—	5,541	—	5,541	5,576
Total assets	$1,128	$12,100	$31	$13,259	$13,435
Liabilities:
Repurchase agreements	$—	$1,418	$—	$1,418	$1,418
Short-term debt	—	516	—	516	509
Long-term debt	—	12,181	—	12,181	12,087
Trust preferred securities	—	409	—	409	308
Total liabilities	$—	$14,524	$—	$14,524	$14,322

December 31, 2017	Fair Value				Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities held to maturity
U.S. Treasury and agency	$857	$58	$—	$915	$908
Foreign	—	1,757	—	1,757	1,738
Corporate securities	—	3,184	35	3,219	3,159
Mortgage-backed securities	—	2,742	—	2,742	2,724
States, municipalities, and political subdivisions	—	5,841	—	5,841	5,806
Total assets	$857	$13,582	$35	$14,474	$14,335
Liabilities:
Repurchase agreements	$—	$1,408	$—	$1,408	$1,408
Short-term debt	—	1,013	—	1,013	1,013
Long-term debt	—	12,332	—	12,332	11,556
Trust preferred securities	—	468	—	468	308
Total liabilities	$—	$15,221	$—	$15,221	$14,285

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

4. Reinsurance

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

	Year Ended December 31
(in millions of U.S. dollars)	2018	2017	2016
Premiums written
Direct	$34,782	$33,137	$31,543
Assumed	3,186	3,239	3,440
Ceded	(7,389)	(7,132)	(6,838)
Net	$30,579	$29,244	$28,145
Premiums earned
Direct	$34,108	$32,782	$31,811
Assumed	3,175	3,332	3,744
Ceded	(7,219)	(7,080)	(6,806)
Net	$30,064	$29,034	$28,749

Ceded losses and loss expenses incurred were $5.6 billion, $5.5 billion, and $4.1 billion for the years ended December 31, 2018, 2017, and 2016, respectively.

b) Reinsurance recoverable on ceded reinsurance

	December 31, 2018		December 31, 2017
(in millions of U.S. dollars)	Net Reinsurance Recoverable (1)	Provision for Uncollectible	Net Reinsurance Recoverable (1)	Provision for Uncollectible
Reinsurance recoverable on unpaid losses and loss expenses	$14,689	$251	$14,014	$247
Reinsurance recoverable on paid losses and loss expenses	1,304	72	1,020	74
Reinsurance recoverable on losses and loss expenses	$15,993	$323	$15,034	$321
Reinsurance recoverable on policy benefits	$202	$4	$184	$4

(1)	Net of provision for uncollectible reinsurance.

The increase in reinsurance recoverable on loss and loss expenses was principally related to an increase in catastrophe loss recoveries and favorable reinsurance settlements that were not collected as of December 31, 2018.

We evaluate the financial condition of our reinsurers and potential reinsurers on a regular basis and also monitor concentrations of credit risk with reinsurers. The provision for uncollectible reinsurance is required principally due to the potential failure of reinsurers to indemnify Chubb, primarily because of disputes under reinsurance contracts and insolvencies. We have established provisions for amounts estimated to be uncollectible on both unpaid and paid losses as well as future policy benefits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following tables present a listing, at December 31, 2018, of the categories of Chubb's reinsurers:

December 31, 2018	Gross Reinsurance Recoverable on Loss and Loss Expenses	Provision for Uncollectible Reinsurance	% of Gross Reinsurance Recoverable
(in millions of U.S. dollars, except for percentages)
Categories
Largest reinsurers	$6,578	$70	1.1%
Other reinsurers rated A- or better	5,339	63	1.2%
Other reinsurers with ratings lower than A- or not rated	558	68	12.2%
Pools	429	16	3.7%
Structured settlements	548	18	3.3%
Captives	2,590	16	0.6%
Other	274	72	26.3%
Total	$16,316	$323	2.0%

Largest Reinsurers
ABR Reinsurance Capital Holdings	HDI Group (Hannover Re)	Munich Re Group	Swiss Re Group
Berkshire Hathaway Insurance Group	Lloyd's of London	Starr International Group

Categories of Chubb's reinsurers	Comprises:
Largest reinsurers	• All groups of reinsurers or captives where the gross recoverable exceeds one percent of Chubb's total shareholders' equity.
Other reinsurers rated A- or better	• All reinsurers rated A- or better that were not included in the largest reinsurer category.
Other reinsurers rated lower than A- or not rated	• All reinsurers rated lower than A- or not rated that were not included in the largest reinsurer category.
Pools	• Related to Chubb's voluntary pool participation and Chubb's mandatory pool participation required by law in certain states.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

c) Assumed life reinsurance programs involving minimum benefit guarantees under variable annuity contracts
The following table presents income and expenses relating to GMDB and GLB reinsurance. GLBs include GMIBs.

	Year Ended December 31
(in millions of U.S. dollars)	2018	2017	2016
GMDB
Net premiums earned	$47	$49	$55
Policy benefits and other reserve adjustments	$20	$40	$45
GLB
Net premiums earned	$96	$110	$118
Policy benefits and other reserve adjustments	110	105	52
Net realized gains (losses)	(250)	363	48
Gain (loss) recognized in Net income	$(264)	$368	$114
Net cash received and other	47	65	79
Net decrease (increase) in liability	$(311)	$303	$35

Net realized gains (losses) in the table above include gains (losses) related to foreign exchange and fair value adjustments on insurance derivatives and exclude gains (losses) on S&P futures used to partially offset the risk in the GLB reinsurance portfolio. Refer to Note 9 for additional information.
At December 31, 2018 and 2017, the reported liability for GMDB reinsurance was $117 million and $129 million, respectively. At December 31, 2018 and 2017, the reported liability for GLB reinsurance was $861 million and $550 million, respectively, which includes a fair value derivative adjustment of $452 million and $204 million, respectively. Reported liabilities for both GMDB and GLB reinsurance are determined using internal valuation models. Such valuations require considerable judgment and are subject to significant uncertainty. The valuation of these products is subject to fluctuations arising from, among other factors, changes in interest rates, changes in equity markets, changes in credit markets, changes in the allocation of the investments underlying annuitants’ account values, and assumptions regarding future policyholder behavior. These models and the related assumptions are regularly reviewed by management and enhanced, as appropriate, based upon improvements in modeling assumptions and availability of updated information, such as market conditions and demographics of in-force annuities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Variable Annuity Net Amount at Risk
The net amount at risk is defined as the present value of future claim payments assuming policy account values and guaranteed values are fixed at the valuation date (December 31, 2018 and 2017, respectively) and reinsurance coverage ends at the earlier of the maturity of the underlying variable annuity policy or the reinsurance treaty. In addition, the following assumptions were used:

(in millions of U.S. dollars, except for percentages)		Net amount at risk
Reinsurance covering		December 31 2018	December 31 2017	2018 Future claims discount rate	Other assumptions	Total claims at 100% mortality at December 31, 2018(1)
GMDB Risk Only		$408	$279	3.3% - 3.5%	No lapses or withdrawals	$177
					Mortality according to 100% of the Annuity 2000 mortality table
GLB Risk Only		$1,233	$691	4.0% - 4.3%	No deaths, lapses or withdrawals	N/A
					Annuitization at a frequency most disadvantageous to Chubb(2)
					Claim calculated using interest rates in line with rates used to calculate reserve
Both Risks: (3)	GMDB	$103	$81	4.0% - 4.3%	No lapses or withdrawals	$18
					Mortality according to 100% of the Annuity 2000 mortality table
	GLB	$517	$392	4.0% - 4.3%	Annuitization at a frequency most disadvantageous to Chubb(2)	N/A
					Claim calculated using interest rates in line with rates used to calculate reserve

(1)	Takes into account all applicable reinsurance treaty claim limits.

(2)	Annuitization at a level that maximizes claims taking into account the treaty limits.

(3)	Covering both the GMDB and GLB risks on the same underlying policyholders.

The average attained age of all policyholders for all risk categories above, weighted by the guaranteed value of each reinsured policy, is approximately 71 years.

5. Goodwill and Other intangible assets

At December 31, 2018 and 2017, Goodwill was $15.3 billion and $15.5 billion, respectively, and Other intangible assets were $6.1 billion and $6.5 billion, respectively.

a) Goodwill
The following table presents a roll-forward of Goodwill by segment:

(in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Chubb Consolidated
Balance at December 31, 2016	$6,961	$2,235	$134	$4,817	$365	$820	$15,332
Foreign exchange revaluation and other	15	5	—	187	—	2	209
Balance at December 31, 2017	$6,976	$2,240	$134	$5,004	$365	$822	$15,541
Foreign exchange revaluation and other	(30)	(10)	—	(234)	6	(2)	(270)
Balance at December 31, 2018	$6,946	$2,230	$134	$4,770	$371	$820	$15,271

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

b) Other intangible assets
The majority of the Other intangible assets balance at December 31, 2018 relates to the Chubb Corp acquisition and comprised of $3.2 billion that are subject to amortization, principally Agency distribution relationships and renewal rights, and $2.9 billion that are not subject to amortization, principally trademarks. This compares to $3.5 billion and $3.0 billion at December 31, 2017, respectively.

Amortization of purchased intangibles
Amortization expense related to purchased intangibles were $339 million, $260 million, and $19 million for the years ended December 31, 2018, 2017, and 2016, respectively. The increase in amortization expense of purchased intangibles in 2018 and 2017 compared to 2016, primarily reflects a lower amortization benefit from the fair value adjustment on acquired Unpaid losses and loss expenses related to the Chubb Corp acquisition.

The following table presents, as of December 31, 2018, the expected estimated pre-tax amortization expense (benefit) of purchased intangibles, at current foreign currency exchange rates, for the next five years:

	Associated with the Chubb Corp Acquisition
For the Year Ending December 31 (in millions of U.S. dollars)	Agency distribution relationships and renewal rights	Fair value adjustment on Unpaid losses and loss expense (1)	Total	Other intangible assets	Total Amortization of purchased intangibles
2019	$280	$(62)	$218	$80	$298
2020	239	(35)	204	76	280
2021	216	(20)	196	70	266
2022	196	(14)	182	64	246
2023	177	(7)	170	62	232
Total	$1,108	$(138)	$970	$352	$1,322

(1)
In connection with the Chubb Corp acquisition, we recorded an increase to Unpaid losses and loss expenses acquired to adjust the carrying value of Chubb Corp's historical Unpaid losses and loss expenses to fair value as of the acquisition date. This fair value adjustment amortizes through Amortization of purchased intangibles on the Consolidated statements of operations through the year 2032. The balance of the fair value adjustment on Unpaid losses and loss expense was $207 million and $309 million at December 31, 2018 and 2017, respectively. Refer to Note 1(h) for additional information.

c) VOBA
The following table presents a roll-forward of VOBA:

(in millions of U.S. dollars)	2018	2017	2016
Balance, beginning of year	$326	$355	$395
Amortization of VOBA (1)	(25)	(35)	(41)
Foreign exchange revaluation	(6)	6	1
Balance, end of year	$295	$326	$355

(1)	Recognized in Policy acquisition costs in the Consolidated statements of operations.

The following table presents, as of December 31, 2018, the expected estimated pre-tax amortization expense related to VOBA for the next five years:

For the Year Ending December 31	VOBA
(in millions of U.S. dollars)
2019	$26
2020	24
2021	22
2022	20
2023	18
Total	$110

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

6. Unpaid losses and loss expenses

Chubb establishes reserves for the estimated unpaid ultimate liability for losses and loss expenses under the terms of its policies and agreements. Reserves include estimates for both claims that have been reported and for IBNR claims, and include estimates of expenses associated with processing and settling these claims. Reserves are recorded in Unpaid losses and loss expenses in the consolidated balance sheets. While we believe that our reserves for unpaid losses and loss expenses at December 31, 2018 are adequate, new information or trends may lead to future developments in incurred loss and loss expenses significantly greater or less than the reserves provided. Any such revisions could result in future changes in estimates of losses or reinsurance recoverable and would be reflected in our results of operations in the period in which the estimates are changed.
The following table presents a reconciliation of beginning and ending Unpaid losses and loss expenses:

	Year Ended December 31
(in millions of U.S. dollars)	2018	2017	2016
Gross unpaid losses and loss expenses, beginning of year	$63,179	$60,540	$37,303
Reinsurance recoverable on unpaid losses (1)	(14,014)	(12,708)	(10,741)
Net unpaid losses and loss expenses, beginning of year	49,165	47,832	26,562
Acquisition of subsidiaries	—	—	21,402
Total	49,165	47,832	47,964
Net losses and loss expenses incurred in respect of losses occurring in:
Current year	19,048	19,391	17,256
Prior years (2)	(981)	(937)	(1,204)
Total	18,067	18,454	16,052
Net losses and loss expenses paid in respect of losses occurring in:
Current year	7,544	6,575	5,899
Prior years	10,796	10,873	9,816
Total	18,340	17,448	15,715
Foreign currency revaluation and other	(621)	327	(469)
Net unpaid losses and loss expenses, end of year	48,271	49,165	47,832
Reinsurance recoverable on unpaid losses (1)	14,689	14,014	12,708
Gross unpaid losses and loss expenses, end of year	$62,960	$63,179	$60,540

(1)	Net of provision for uncollectible reinsurance.

(2)
Relates to prior period loss reserve development only and excludes prior period development related to reinstatement premiums, expense adjustments and earned premiums totaling $85 million, $108 million and $69 million for 2018, 2017, and 2016, respectively.

The decrease in gross and net unpaid losses and loss expenses in 2018 was primarily driven by payments related to the 2017 catastrophic events, favorable prior period development and foreign exchange movement, partially offset by catastrophic events in 2018.

The increase in gross and net unpaid losses and loss expenses in 2017 primarily reflects the significant catastrophic events, principally from California wildfires, hurricanes Harvey, Irma, and Maria and the earthquakes in Mexico.

The loss development tables under section c) below, present Chubb’s historical incurred and paid claims development by broad product line through December 31, 2018, net of reinsurance, as well as the cumulative number of reported claims, IBNR balances, and other supplementary information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following table presents a reconciliation of the loss development tables to the liability for unpaid losses and loss expenses in the consolidated balance sheet:

Reconciliation of Reserve Balances to Liability for Unpaid Loss and Loss Expenses
(in millions of U.S. dollars)	December 31, 2018
Presented in the loss development tables:
North America Commercial P&C Insurance — Workers' Compensation	$9,183
North America Commercial P&C Insurance — Liability	16,485
North America Commercial P&C Insurance — Other Casualty	1,884
North America Commercial P&C Insurance — Non-Casualty	1,871
North America Personal P&C Insurance	2,319
Overseas General Insurance — Casualty	5,833
Overseas General Insurance — Non-Casualty	2,265
Global Reinsurance — Casualty	1,218
Global Reinsurance — Non-Casualty	390
Excluded from the loss development tables:
Other	4,399
Net unpaid loss and allocated loss adjustment expense	45,847
Ceded unpaid loss and allocated loss adjustment expense:
North America Commercial P&C Insurance — Workers' Compensation	$1,766
North America Commercial P&C Insurance — Liability	4,812
North America Commercial P&C Insurance — Other Casualty	544
North America Commercial P&C Insurance — Non-Casualty	1,531
North America Personal P&C Insurance	895
Overseas General Insurance — Casualty	2,070
Overseas General Insurance — Non-Casualty	1,208
Global Reinsurance — Casualty	58
Global Reinsurance — Non-Casualty	99
Other	1,874
Ceded unpaid loss and allocated loss adjustment expense	14,857
Unpaid loss and loss expense on other than short-duration contracts (1)	831
Unpaid unallocated loss adjustment expenses	1,425
Unpaid losses and loss expenses	$62,960

(1)	Primarily includes the claims reserve of our International A&H business and Life Insurance segment reserves.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

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

•	The amounts in both triangles for the years ended December 31, 2009, to December 31, 2017 and average historical claim duration as of December 31, 2018, are presented as supplementary information.

•	All data presented in the triangles is net of reinsurance recoverables.

•	The IBNR reserves shown to the right of each incurred loss development exhibit reflect the net IBNR recorded as of December 31, 2018.

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

Historical dollar amounts are presented in this footnote on a constant-dollar basis, which is achieved by assuming constant foreign exchange rates for all periods in the loss triangles, translating prior period amounts using the same local currency exchange rates as the current year end. The impact of this conversion is to show the change between periods exclusive of the effect of fluctuations in exchange rates, which would otherwise distort the change in incurred loss and cash flow patterns

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

shown. The change in incurred loss shown will differ from other GAAP disclosures of incurred prior period reserve development amounts, which include the effect of fluctuations in exchanges rates.

We provided guidance above on key assumptions that should be considered when reviewing this disclosure and information relating to how loss reserve estimates are developed. We believe the information provided in the “Loss Development Tables” section of the disclosure is of limited use for independent analysis or application of standard actuarial estimations.

In 2018, we further refined prior year information in our loss development triangles to better align results by line of business and accident year. The most significant refinement is a reclassification of $63 million from North America Commercial P&C Insurance - Liability - Long-tail to North America Commercial P&C Insurance - Non-Casualty - Short tail.

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

The triangle below shows all loss and allocated expense development for the workers' compensation product line. In our prior period development disclosure, we exclude any loss development where there is a directly related premium adjustment. For workers' compensation, changes in the exposure base due to payroll audits will drive changes in ultimate losses. In addition, we record involuntary pool assumptions (premiums and losses) on a lagged basis. Both of these items will influence the development in the triangle, particularly the first prior accident year, and are included in the reconciliation table presented on page F-61.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

North America Commercial P&C Insurance — Workers' Compensation — Long-tail (continued)
Net Incurred Loss and Allocated Loss Adjustment Expenses
	Years Ended December 31										December 31 2018
(in millions of U.S. dollars)			Unaudited								Net IBNR Reserves
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	2018
2009	$1,029	$998	$997	$990	$980	$977	$966	$972	$965	$964	$218
2010		1,049	1,037	1,050	1,065	1,064	1,052	1,028	1,020	1,018	248
2011			1,037	1,030	1,046	1,049	1,053	1,022	1,012	1,008	271
2012				1,050	1,011	1,030	1,040	1,011	989	986	292
2013					1,109	1,108	1,122	1,127	1,086	1,073	358
2014						1,207	1,201	1,217	1,215	1,163	465
2015							1,282	1,259	1,276	1,279	594
2016								1,366	1,361	1,383	743
2017									1,412	1,380	831
2018										1,359	995
Total										$11,613

Net Cumulative Paid Loss and Allocated Loss Adjustment Expenses
	Years Ended December 31										December 31 2018
(in millions of U.S. dollars)			Unaudited								Reported Claims (in thousands)
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	2018
2009	$107	$258	$348	$416	$475	$519	$550	$597	$617	$633	282
2010		123	300	411	493	551	592	617	641	666	303
2011			119	294	411	484	533	567	595	616	286
2012				111	271	365	436	486	532	574	287
2013					107	286	422	506	553	587	299
2014						113	295	410	484	532	336
2015							116	301	418	501	334
2016								122	326	452	304
2017									120	313	338
2018										130	321
Total										$5,004

Net Liabilities for Loss and Allocated Loss Adjustment Expenses
(in millions of U.S. dollars)	December 31, 2018
Accident years prior to 2009	$2,574
All Accident years	$9,183

Supplementary Information: (Favorable)/ Adverse Prior Period Development
(in millions of U.S. dollars)	December 31, 2018
Accident years prior to 2009	$(73)
All Accident years	$(155)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

North America Commercial P&C Insurance — Workers' Compensation — Long-tail (continued)
Supplementary Information: Average Annual Percentage Payout of Net Incurred Claims by Age, as of December 31, 2018
Age in Years	1	2	3	4	5	6	7	8	9	10
Percentage	10%	16%	10%	7%	5%	4%	3%	3%	2%	2%

North America Commercial P&C Insurance — Liability — Long-tail
This line consists of primary and excess liability exposures, including medical liability and professional lines, including directors and officers (D&O) liability, errors and omissions (E&O) liability, employment practices liability (EPL), fidelity bonds, and fiduciary liability.

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

Net Incurred Loss and Allocated Loss Adjustment Expenses
	Years Ended December 31										December 31 2018
(in millions of U.S. dollars)			Unaudited								Net IBNR Reserves
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	2018
2009	$3,791	$3,777	$3,764	$3,737	$3,636	$3,386	$3,309	$3,237	$3,096	$3,082	$221
2010		3,571	3,576	3,594	3,554	3,413	3,245	3,123	3,103	2,991	234
2011			3,494	3,579	3,623	3,658	3,588	3,492	3,377	3,309	473
2012				3,546	3,622	3,606	3,557	3,517	3,419	3,323	626
2013					3,541	3,536	3,536	3,526	3,423	3,209	748
2014						3,529	3,580	3,668	3,711	3,649	1,148
2015							3,553	3,702	3,812	3,968	1,570
2016								3,528	3,589	3,686	1,726
2017									3,317	3,492	2,442
2018										3,369	2,950
Total										$34,078

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

North America Commercial P&C Insurance — Liability — Long-tail (continued)
Net Cumulative Paid Loss and Allocated Loss Adjustment Expenses
	Years Ended December 31										December 31 2018
(in millions of U.S. dollars)			Unaudited								Reported Claims (in thousands)
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	2018
2009	$134	$587	$1,159	$1,670	$2,017	$2,354	$2,541	$2,673	$2,725	$2,766	20
2010		126	611	1,107	1,557	1,891	2,257	2,423	2,523	2,658	19
2011			160	651	1,207	1,802	2,211	2,473	2,655	2,736	20
2012				166	654	1,170	1,677	2,089	2,322	2,497	20
2013					129	547	1,190	1,594	2,004	2,229	19
2014						164	679	1,249	1,802	2,200	19
2015							138	604	1,204	1,853	21
2016								171	662	1,335	21
2017									161	616	21
2018										189	24
Total										$19,079

Net Liabilities for Loss and Allocated Loss Adjustment Expenses
(in millions of U.S. dollars)	December 31, 2018
Accident years prior to 2009	$1,486
All Accident years	$16,485

Supplementary Information: (Favorable)/ Adverse Prior Period Development
(in millions of U.S. dollars)	December 31, 2018
Accident years prior to 2009	$(3)
All Accident years	$(141)

Supplementary Information: Average Annual Percentage Payout of Net Incurred Claims by Age, as of December 31, 2018
Age in Years	1	2	3	4	5	6	7	8	9	10
Percentage	5%	14%	17%	16%	12%	9%	6%	3%	3%	1%

North America Commercial P&C Insurance — Other Casualty — Long-tail
This product line consists of the remaining commercial casualty coverages such as automobile liability and aviation. There is also a small portion of commercial multi-peril (CMP) business in accident years 2014 and prior. The paid and reported data are impacted by some catastrophe loss activity primarily on the CMP exposures just noted.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

North America Commercial P&C Insurance — Other-Casualty — Long-tail (continued)
Net Incurred Loss and Allocated Loss Adjustment Expenses
	Years Ended December 31										December 31 2018
(in millions of U.S. dollars)			Unaudited								Net IBNR Reserves
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	2018
2009	$599	$589	$555	$535	$492	$458	$452	$450	$445	$452	$12
2010		613	607	600	545	506	478	480	492	483	8
2011			580	589	580	548	532	524	516	510	17
2012				633	605	576	560	519	518	508	17
2013					526	530	522	515	468	461	27
2014						594	582	580	596	554	68
2015							486	469	501	514	148
2016								503	501	527	196
2017									531	565	265
2018										535	383
Total										$5,109

Net Cumulative Paid Loss and Allocated Loss Adjustment Expenses
	Years Ended December 31										December 31 2018
(in millions of U.S. dollars)			Unaudited								Reported Claims (in thousands)
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	2018
2009	$70	$206	$287	$336	$373	$401	$413	$422	$427	$431	15
2010		97	236	321	363	392	433	443	448	452	15
2011			86	235	341	400	436	460	465	479	16
2012				69	222	319	386	435	470	486	16
2013					68	196	270	348	385	411	18
2014						80	220	317	391	454	17
2015							47	137	214	304	15
2016								52	145	246	15
2017									66	175	16
2018										74	14
Total										$3,512

Net Liabilities for Loss and Allocated Loss Adjustment Expenses
(in millions of U.S. dollars)	December 31, 2018
Accident years prior to 2009	$287
All Accident years	$1,884

Supplementary Information: (Favorable)/ Adverse Prior Period Development
(in millions of U.S. dollars)	December 31, 2018
Accident years prior to 2009	$14
All Accident years	$20

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

North America Commercial P&C Insurance — Other-Casualty — Long-tail (continued)
Supplementary Information: Average Annual Percentage Payout of Net Incurred Claims by Age, as of December 31, 2018
Age in Years	1	2	3	4	5	6	7	8	9	10
Percentage	14%	25%	18%	13%	8%	6%	2%	2%	1%	1%

North America Commercial P&C Insurance — Non-Casualty — Short-tail
This product line represents first party commercial product lines that are short-tailed in nature, such as property, inland marine, ocean marine, surety and A&H. There is a wide diversity of products, primary and excess coverages, and policy sizes. During this ten-year period, this product line was also impacted by natural catastrophes mainly in the 2012, 2017, and 2018 accident years.

Net Incurred Loss and Allocated Loss Adjustment Expenses
	Years Ended December 31										December 31 2018
(in millions of U.S. dollars)			Unaudited								Net IBNR Reserves
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	2018
2009	$1,302	$1,298	$1,243	$1,213	$1,196	$1,189	$1,189	$1,186	$1,185	$1,183	$1
2010		1,500	1,535	1,459	1,423	1,421	1,413	1,409	1,403	1,393	—
2011			1,956	1,930	1,873	1,852	1,831	1,835	1,831	1,831	11
2012				2,029	1,911	1,878	1,860	1,854	1,842	1,840	10
2013					1,428	1,418	1,331	1,354	1,335	1,334	13
2014						1,640	1,656	1,574	1,554	1,544	20
2015							1,732	1,741	1,646	1,634	39
2016								1,906	1,885	1,795	68
2017									2,700	2,604	207
2018										2,048	474
Total										$17,206

Net Cumulative Paid Loss and Allocated Loss Adjustment Expenses
	Years Ended December 31										December 31 2018
(in millions of U.S. dollars)			Unaudited								Reported Claims (in thousands)
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	2018
2009	$618	$1,032	$1,122	$1,146	$1,160	$1,168	$1,176	$1,178	$1,178	$1,178	1,124
2010		722	1,221	1,319	1,356	1,381	1,389	1,393	1,393	1,390	1,058
2011			938	1,570	1,714	1,773	1,783	1,807	1,812	1,817	1,052
2012				713	1,573	1,694	1,762	1,790	1,817	1,812	1,036
2013					648	1,134	1,233	1,280	1,306	1,319	1,073
2014						817	1,369	1,479	1,501	1,527	1,101
2015							725	1,340	1,485	1,553	1,170
2016								844	1,500	1,651	1,291
2017									977	2,084	1,372
2018										1,026	1,326
Total										$15,357

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

North America Commercial P&C Insurance — Non-Casualty — Short-tail (continued)
Net Liabilities for Loss and Allocated Loss Adjustment Expenses
(in millions of U.S. dollars)	December 31, 2018
Accident years prior to 2009	$22
All Accident years	$1,871

Supplementary Information: (Favorable)/ Adverse Prior Period Development
(in millions of U.S. dollars)	December 31, 2018
Accident years prior to 2009	$(1)
All Accident years	$(224)

Supplementary Information: Average Annual Percentage Payout of Net Incurred Claims by Age, as of December 31, 2018
Age in Years	1	2	3	4	5	6	7	8	9	10
Percentage	47%	38%	8%	3%	1%	1%	—%	—%	—%	—%

North America Personal P&C Insurance — Short-tail
Chubb provides personal lines coverages for high-net-worth individuals and families in North America including homeowners, automobile, valuable articles (including fine art), umbrella liability, and recreational marine insurance offered through independent regional agents and brokers. A portfolio acquired from Fireman’s Fund is presented on a prospective basis beginning in May of accident year 2015. Reserves associated with prior accident periods were acquired through a loss portfolio transfer, which does not allow for a retrospective presentation. During this ten-year period, this segment was also impacted by natural catastrophes, mainly in 2012, 2017 and 2018 accident years.

Net Incurred Loss and Allocated Loss Adjustment Expenses
	Years Ended December 31										December 31 2018
(in millions of U.S. dollars)			Unaudited								Net IBNR Reserves
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	2018
2009	$1,606	$1,593	$1,563	$1,549	$1,541	$1,534	$1,534	$1,530	$1,529	$1,527	$5
2010		1,866	1,875	1,852	1,834	1,830	1,827	1,821	1,819	1,820	8
2011			2,203	2,205	2,181	2,169	2,160	2,156	2,155	2,154	9
2012				2,181	2,179	2,179	2,187	2,182	2,182	2,185	10
2013					1,851	1,879	1,887	1,890	1,915	1,927	16
2014						2,199	2,201	2,187	2,140	2,154	35
2015							2,489	2,544	2,555	2,538	48
2016								2,434	2,530	2,539	190
2017									3,029	3,064	291
2018										3,003	428 (1)
Total										$22,911

(1)	At December 31, 2018, ceded reinsurance recoveries on aggregate catastrophe treaties of approximately $200 million on reported losses have been reflected as a reduction to net IBNR.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

North America Personal P&C Insurance — Short-tail (continued)
Net Cumulative Paid Loss and Allocated Loss Adjustment Expenses
	Years Ended December 31											December 31 2018
(in millions of U.S. dollars)			Unaudited									Reported Claims (in thousands)
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018		2018
2009	$884	$1,233	$1,343	$1,435	$1,482	$1,499	$1,509	$1,517	$1,519	$1,520		125
2010		1,151	1,519	1,667	1,726	1,768	1,790	1,801	1,807	1,809		149
2011			1,357	1,831	1,968	2,048	2,101	2,125	2,134	2,141		168
2012				1,174	1,803	1,954	2,059	2,113	2,146	2,160		173
2013					1,038	1,496	1,679	1,778	1,834	1,876		126
2014						1,307	1,760	1,921	2,029	2,074		135
2015							1,495	2,079	2,266	2,386		139
2016								1,450	2,047	2,206		140
2017									1,694	2,515		144
2018										1,923	(1)	129
Total										$20,610

(1)	At December 31, 2018, ceded reinsurance recoveries on aggregate catastrophe treaties of approximately $200 million on reported losses have been reflected as a reduction to net IBNR.

Net Liabilities for Loss and Allocated Loss Adjustment Expenses
(in millions of U.S. dollars)	December 31, 2018
Accident years prior to 2009	$18
All Accident years	$2,319

Supplementary Information: (Favorable)/ Adverse Prior Period Development
(in millions of U.S. dollars)	December 31, 2018
Accident years prior to 2009	$(7)
All Accident years	$47

Supplementary Information: Average Annual Percentage Payout of Net Incurred Claims by Age, as of December 31, 2018
Age in Years	1	2	3	4	5	6	7	8	9	10
Percentage	59%	24%	7%	5%	3%	1%	1%	—%	—%	—%

Overseas General Insurance — Casualty — Long-tail
This product line is comprised of D&O liability, E&O liability, financial institutions (including crime/fidelity coverages), and non-U.S. general liability as well as aviation and political risk. Exposures are located around the world, including Europe, Latin America, and Asia. Approximately 45 percent of Chubb Overseas General business is generated by European accounts, exclusive of Lloyd's market. There is some U.S. exposure in Casualty from multinational accounts and in financial lines for Lloyd's market. The financial lines coverages are typically written on a claims-made form, while general liability coverages are typically on an occurrence basis and comprised of a mix of primary and excess businesses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Overseas General Insurance — Casualty — Long-tail (continued)
Net Incurred Loss and Allocated Loss Adjustment Expenses
	Years Ended December 31										December 31 2018
(in millions of U.S. dollars)			Unaudited								Net IBNR Reserves
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	2018
2009	$1,231	$1,367	$1,414	$1,421	$1,422	$1,309	$1,205	$1,204	$1,152	$1,138	$29
2010		1,180	1,259	1,304	1,375	1,312	1,260	1,138	1,134	1,139	83
2011			1,210	1,216	1,209	1,199	1,116	1,052	1,038	988	62
2012				1,252	1,220	1,283	1,301	1,297	1,278	1,258	166
2013					1,247	1,243	1,240	1,283	1,227	1,192	221
2014						1,248	1,318	1,327	1,337	1,253	333
2015							1,170	1,267	1,293	1,314	387
2016								1,179	1,278	1,345	555
2017									1,186	1,287	676
2018										1,287	989
Total										$12,201

Net Cumulative Paid Loss and Allocated Loss Adjustment Expenses
	Years Ended December 31										December 31 2018
(in millions of U.S. dollars)			Unaudited								Reported Claims (in thousands)
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	2018
2009	$117	$327	$502	$641	$733	$791	$861	$952	$978	$1,007	38
2010		102	264	461	603	709	797	847	899	942	40
2011			87	239	382	511	610	688	760	811	41
2012				73	244	424	572	683	818	888	43
2013					85	260	414	559	695	796	44
2014						112	287	462	591	704	44
2015							86	282	482	659	46
2016								123	316	521	46
2017									96	314	44
2018										109	32
Total										$6,751

Net Liabilities for Loss and Allocated Loss Adjustment Expenses
(in millions of U.S. dollars)	December 31, 2018
Accident years prior to 2009	$383
All Accident years	$5,833

Supplementary Information: (Favorable)/ Adverse Prior Period Development
(in millions of U.S. dollars)	December 31, 2018
Accident years prior to 2009	$(55)
All Accident years	$(64)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Overseas General Insurance — Casualty — Long-tail (continued)
Supplementary Information: Average Annual Percentage Payout of Net Incurred Claims by Age, as of December 31, 2018
Age in Years	1	2	3	4	5	6	7	8	9	10
Percentage	8%	15%	15%	12%	9%	8%	6%	6%	3%	3%

Overseas General Insurance — Non-Casualty — Short-tail
This product line is comprised of commercial fire, marine (predominantly cargo), surety, personal automobile (in Latin America, Asia Pacific and Japan), personal cell phones, personal residential (including high net worth), energy and construction. In general, these lines have relatively stable payment and reporting patterns although they are impacted by natural catastrophes mainly in the 2010, 2011, 2017, and 2018 accident years. Latin America and Europe each make up about 30 percent of the Chubb Overseas General non-casualty book.

Net Incurred Loss and Allocated Loss Adjustment Expenses
	Years Ended December 31										December 31 2018
(in millions of U.S. dollars)			Unaudited								Net IBNR Reserves
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	2018
2009	$1,492	$1,464	$1,380	$1,350	$1,331	$1,313	$1,313	$1,302	$1,301	$1,303	$—
2010		1,638	1,660	1,635	1,623	1,617	1,603	1,590	1,573	1,575	13
2011			1,861	1,951	1,894	1,855	1,838	1,826	1,818	1,808	2
2012				1,694	1,683	1,644	1,590	1,583	1,572	1,557	15
2013					1,780	1,773	1,705	1,659	1,649	1,619	42
2014						1,868	1,938	1,879	1,852	1,814	29
2015							1,992	2,117	2,071	2,036	63
2016								2,032	2,009	1,998	24
2017									2,199	2,236	29
2018										2,161	437
Total										$18,107

Net Cumulative Paid Loss and Allocated Loss Adjustment Expenses
	Years Ended December 31										December 31 2018
(in millions of U.S. dollars)			Unaudited								Reported Claims (in thousands)
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	2018
2009	$572	$1,043	$1,177	$1,241	$1,265	$1,275	$1,281	$1,284	$1,283	$1,287	516
2010		664	1,218	1,415	1,477	1,515	1,528	1,534	1,535	1,541	560
2011			753	1,453	1,654	1,709	1,739	1,754	1,762	1,766	578
2012				676	1,220	1,407	1,465	1,488	1,497	1,509	599
2013					695	1,271	1,464	1,495	1,531	1,550	620
2014						755	1,421	1,630	1,693	1,724	591
2015							850	1,548	1,772	1,853	621
2016								1,016	1,654	1,851	619
2017									1,040	1,822	659
2018										987	627
Total										$15,890

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Overseas General Insurance — Non-Casualty — Short-tail (continued)
Net Liabilities for Loss and Allocated Loss Adjustment Expenses
(in millions of U.S. dollars)	December 31, 2018
Accident years prior to 2009	$48
All Accident years	$2,265

Supplementary Information: (Favorable)/ Adverse Prior Period Development
(in millions of U.S. dollars)	December 31, 2018
Accident years prior to 2009	$(11)
All Accident years	$(109)

Supplementary Information: Average Annual Percentage Payout of Net Incurred Claims by Age, as of December 31, 2018
Age in Years	1	2	3	4	5	6	7	8	9	10
Percentage	44%	35%	11%	4%	2%	1%	1%	—%	—%	—%

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

Net Incurred Loss and Allocated Loss Adjustment Expenses
	Years Ended December 31										December 31 2018
(in millions of U.S. dollars)			Unaudited								Net IBNR Reserves
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	2018
2009	$316	$348	$360	$367	$363	$344	$328	$318	$313	$303	$11
2010		398	418	429	440	429	423	413	399	386	39
2011			404	411	426	430	425	416	412	406	34
2012				383	380	388	391	376	369	368	15
2013					318	324	327	327	328	321	30
2014						330	331	336	339	341	36
2015							281	286	296	297	30
2016								219	223	231	38
2017									210	211	65
2018										239	139
Total										$3,103

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Global Reinsurance — Casualty — Long-tail (continued)
Net Cumulative Paid Loss and Allocated Loss Adjustment Expenses
	Years Ended December 31										December 31 2018
(in millions of U.S. dollars)			Unaudited								Reported Claims (in thousands)
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	2018
2009	$34	$79	$116	$154	$187	$208	$226	$239	$255	$262	0.864
2010		56	124	179	220	249	273	291	306	314	0.796
2011			70	145	195	235	266	290	310	323	0.668
2012				76	166	220	259	290	306	321	0.464
2013					64	142	185	221	240	258	0.342
2014						91	183	216	247	263	0.389
2015							89	157	190	215	0.316
2016								57	111	141	0.324
2017									46	99	0.401
2018										40	0.196
Total										$2,236

Net Liabilities for Loss and Allocated Loss Adjustment Expenses
(in millions of U.S. dollars)	December 31, 2018
Accident years prior to 2009	$351
All Accident years	$1,218

Supplementary Information: (Favorable)/ Adverse Prior Period Development
(in millions of U.S. dollars)	December 31, 2018
Accident years prior to 2009	$(48)
All Accident years	$(73)

Supplementary Information: Average Annual Percentage Payout of Net Incurred Claims by Age, as of December 31, 2018
Age in Years	1	2	3	4	5	6	7	8	9	10
Percentage	20%	22%	13%	10%	7%	6%	5%	4%	3%	3%

Global Reinsurance — Non-Casualty — Short-tail
This product line includes property, property catastrophe, marine, credit/surety, A&H and energy. This product line is impacted by natural catastrophes, particularly in the 2011, 2017 and 2018 accident years. Of the non-catastrophe book, the mixture of business varies by year with approximately 69 percent of loss on proportional treaties in treaty year 2009 and after. This percentage has increased over time with the proportion being approximately 54 percent for treaty years 2009 to 2012 growing to an average of 80 percent for treaty years 2013 to 2018, with the remainder being written on an excess of loss basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Global Reinsurance — Non-Casualty — Short-tail (continued)
Net Incurred Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31			December 31 2018
(in millions of U.S. dollars)			Unaudited								Net IBNR Reserves
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	2018
2009	$139	$170	$150	$149	$142	$140	$138	$138	$138	$137	$3
2010		197	232	221	215	219	221	222	223	222	6
2011			271	272	270	260	261	262	261	261	2
2012				230	210	200	190	189	187	184	1
2013					160	158	146	141	142	140	1
2014						162	178	178	181	180	6
2015							145	153	160	160	8
2016								179	185	187	13
2017									396	422	32
2018										283	93
Total										$2,176

Net Cumulative Paid Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31			December 31 2018
(in millions of U.S. dollars)			Unaudited								Reported Claims (in thousands)
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	2018
2009	$52	$105	$121	$128	$130	$132	$133	$133	$133	$133	0.113
2010		56	160	186	197	203	213	211	214	214	0.102
2011			85	174	205	230	248	253	255	257	0.131
2012				44	129	155	165	171	176	179	0.112
2013					46	102	119	129	132	134	0.119
2014						64	128	151	161	167	0.100
2015							56	103	132	142	0.114
2016								56	130	157	0.177
2017									191	322	0.290
2018										94	0.151
Total										$1,799

Net Liabilities for Loss and Allocated Loss Adjustment Expenses
(in millions of U.S. dollars)	December 31, 2018
Accident years prior to 2009	$13
All Accident years	$390

Supplementary Information: (Favorable)/ Adverse Prior Period Development
(in millions of U.S. dollars)	December 31, 2018
Accident years prior to 2009	$(2)
All Accident years	$18

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Global Reinsurance — Non-Casualty — Short-tail (continued)
Supplementary Information: Average Annual Percentage Payout of Net Incurred Claims by Age, as of December 31, 2018
Age in Years	1	2	3	4	5	6	7	8	9	10
Percentage	34%	37%	13%	7%	4%	3%	1%	1%	—%	—%
Prior Period Development — Supplementary Information
The following table presents a reconciliation of the loss development triangles above to prior period development:

	Components of PPD
Year Ended December 31, 2018 (in millions of U.S. dollars) (favorable)/unfavorable	2009 - 2017 accident years (implied PPD per loss triangles)	Accident years prior to 2009	Other (1)		PPD on loss reserves	RIPs, Expense adjustments, and earned premiums	Total
North America Commercial P&C Insurance
Long-tail	$(214)	$(62)	$(149)		$(425)	$30	$(395)
Short-tail	(223)	(1)	(4)		(228)	13	(215)
	(437)	(63)	(153)	(2)	(653)	43	(610)
North America Personal P&C Insurance (Short-tail)	54	(7)	(7)		40	1	41
Overseas General Insurance
Long-tail	(9)	(55)	(3)		(67)	—	(67)
Short-tail	(98)	(11)	(40)		(149)	4	(145)
	(107)	(66)	(43)	(3)	(216)	4	(212)
Global Reinsurance
Long-tail	(25)	(48)	(1)		(74)	5	(69)
Short-tail	20	(2)	(1)		17	2	19
	(5)	(50)	(2)		(57)	7	(50)
Subtotal	$(495)	$(186)	$(205)		$(886)	$55	$(831)
North America Agricultural Insurance (Short-tail)					$(140)	$30	$(110)
Corporate (Long-tail)					45	—	45
Consolidated PPD					$(981)	$85	$(896)

(1)	Other includes the impact of foreign exchange.

(2)
Includes favorable development of $81 million related to our Alternative Risk Solutions business (U.S. and Bermuda) and an adjustment to exclude $42 million in unfavorable development in the workers' compensation line associated with an increase in exposure for which additional premiums were collected; the remaining difference relates to a number of other items, none of which are individually material.

(3)	Includes favorable development of $31 million related to International A&H business; the remaining difference relates to a number of other items, none of which are individually material.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following table summarizes (favorable) and adverse prior period development (PPD) by segment.

Years Ended December 31 (in millions of U.S. dollars, except for percentages)	Long-tail	Short-tail	Total	% of beginning net unpaid reserves (1)
2018
North America Commercial P&C Insurance	$(395)	$(215)	$(610)	1.2%
North America Personal P&C Insurance	—	41	41	0.1%
North America Agricultural Insurance	—	(110)	(110)	0.2%
Overseas General Insurance	(67)	(145)	(212)	0.4%
Global Reinsurance	(69)	19	(50)	0.1%
Corporate	45	—	45	0.1%
Total	$(486)	$(410)	$(896)	1.8%
2017
North America Commercial P&C Insurance	$(562)	$(184)	$(746)	1.6%
North America Personal P&C Insurance	—	69	69	0.1%
North America Agricultural Insurance	—	(119)	(119)	0.2%
Overseas General Insurance	(71)	(181)	(252)	0.5%
Global Reinsurance	(68)	9	(59)	0.1%
Corporate	278	—	278	0.6%
Total	$(423)	$(406)	$(829)	1.7%
2016
North America Commercial P&C Insurance	$(693)	$(85)	$(778)	1.6%
North America Personal P&C Insurance	—	27	27	0.1%
North America Agricultural Insurance	—	(72)	(72)	0.2%
Overseas General Insurance	(236)	(187)	(423)	0.9%
Global Reinsurance	(77)	(1)	(78)	0.2%
Corporate	189	—	189	0.4%
Total	$(817)	$(318)	$(1,135)	2.4%

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

North America Commercial P&C Insurance
2018
North America Commercial P&C Insurance experienced net favorable PPD of $610 million, which was the net result of several underlying favorable and adverse movements, and was driven by the following principal changes:

•	Net favorable development of $395 million in long-tail business, primarily from:

•
Net favorable development of $199 million in our management liability portfolios, favorably impacting accident years 2013 and prior where paid and reported loss activity was lower than expected, partially offset by adverse development in the 2014 through 2017 accident years, mostly as a result of higher severity claim costs compared to prior expectations in certain lines or coverages, particularly in our Directors and Officers (D&O) portfolio;

•
Net favorable development of $194 million in workers’ compensation lines with favorable development of $56 million in the 2017 accident year mainly related to our annual assessment of multi-claimant events including industrial accidents. Consistent with prior years, we reviewed these potential exposures after the close of the accident year to allow for late reporting or identification of significant losses. The net remaining favorable development of $138 million was principally due to lower than expected loss experience, mainly impacting accident years 2014 and prior;

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

•
Net favorable development of $100 million in our commercial excess and umbrella portfolios, primarily in accident years 2012 and prior. This was driven by lower than expected reported loss activity, and an increase in weighting towards experience-based methods, partly offset by higher than expected claim activity in the 2014, 2015 and 2017 accident years which led to reserve strengthening in those years;

•	Favorable development of $33 million in a runoff professional liability portfolio, impacting accident years 2002 and prior, owing mainly to the favorable disposition of a specific claim;

•	Net favorable development of $28 million in our foreign casualty lines, primarily impacting accident years 2014 and prior, driven by reported loss activity that was generally lower than expected;

•
Favorable development of $23 million in our political risk and trade credit portfolios, mainly impacting the 2014 accident year, primarily due to favorable reported experience and an increased in weighting towards experience-based methods;

•	Net favorable development of $3 million on several lines of business due to favorable claim development on the 2017 natural catastrophes;

•
Net adverse development of $91 million in our medical portfolios, mainly impacting accident years 2015, 2016 and 2017. The increase was driven by a combination of several large claims and generally higher than expected paid and reported case incurred activity; and

•
Net adverse development of $109 million, mainly in our automobile liability, commercial-multi peril (CMP) liability, products and general liability lines, driven by adverse paid and reported loss activity relative to prior expectations in accident years 2015 through 2017, partly offset by favorable emergence in older accident years.

•	Net favorable development of $215 million in short-tail business, primarily from:

•
Net favorable development of $155 million in our commercial property and marine businesses due to favorable claim development, including $129 million net favorable development on the 2017 natural catastrophes; and

•
Net favorable development of $60 million in other short-tail business, including $19 million in surety and also including several smaller net favorable movements from lower than expected case activity in other classes, such as accident and commercial automobile physical damage, none of which were significant individually or in the aggregate.

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

•
Net favorable development of $123 million in our workers’ compensation businesses (including excess workers' compensation) with favorable development of $57 million in the 2016 accident year related to our annual assessment of multi-claimant events including industrial accidents. Consistent with prior years, we reviewed these potential exposures after the close of the accident year to allow for late reporting or identification of significant losses. Net favorable development of $65 million was principally due to lower than expected loss experience and updates to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

development patterns used in our loss projection methods, mainly impacting accident years 2013 and prior, and partially offset by smaller adverse development in the more recent prior accident years;

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

2016
North America Commercial P&C Insurance experienced net favorable PPD of $778 million, representing 1.6 percent of the beginning consolidated net unpaid losses and loss expense reserves.

North America Personal P&C Insurance
2018
North America Personal P&C Insurance incurred net adverse PPD of $41 million, which was the net result of several underlying favorable and adverse movements, and was driven by the following principal changes:

•
Net adverse development of $63 million in our homeowners and valuables lines, primarily impacting the 2017 accident year. Overall, non-catastrophe losses were $136 million higher than expected, partially offset by favorable claim development of $73 million on the 2017 natural catastrophes. The higher than expected non-catastrophe homeowners losses were primarily severity driven and included water-related claims, large fire losses, and non-catastrophe weather claims;

•
Net favorable development of $24 million in our personal excess lines primarily impacting the 2015 accident year, due to lower than expected loss emergence and an increase in weighting towards experience-based methods; and

•	Favorable development of $10 million from claim development on the 2017 natural catastrophes from other personal lines.

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

2016
North America Personal P&C Insurance incurred net adverse PPD of $27 million, representing 0.1 percent of the beginning consolidated net unpaid losses and loss expense reserves.

North America Agricultural Insurance
North America Agricultural Insurance experienced net favorable PPD of $110 million, $119 million, and $72 million in 2018, 2017, and 2016, respectively. Actual claim development relates to our Multiple Peril Crop Insurance business and was favorable due to better than expected crop yield results in certain states at the prior year-end period (i.e., 2018 results based on crop yield results at year-end 2017). 2018 also included $1 million of favorable claim development on the 2017 natural catastrophes.

Overseas General Insurance
2018
Overseas General Insurance experienced net favorable PPD of $212 million, which was the net result of several underlying favorable and adverse movements, and was driven by the following principal changes:

•	Net favorable development of $67 million in long-tail business, primarily from:

•
Net favorable development of $70 million in casualty lines, with net favorable development of $107 million in accident years 2014 and prior, resulting from lower than expected loss emergence across primary and excess lines, partially offset by adverse development of $38 million in accident years 2015 through 2017, primarily due to large loss experience in U.K. excess lines and wholesale business;

•	Favorable development of $32 million, primarily including $12 million in political risks, $10 million in aviation and $10 million in environmental; and

•
Net adverse development of $38 million in financial lines, with net favorable development of $93 million in accident years 2014 and prior, resulting from lower than expected loss emergence including favorable development due to specific large claim reductions in Asia financial institutions including wholesale bankers D&O and bankers professional indemnity, and adverse development of $131 million in accident years 2015 through 2017, primarily due to adverse large loss experience in specific D&O and financial institutions portfolios in Australia, Continental Europe and the U.K.

•	Net favorable development of $145 million in short-tail business, primarily from:

•
Net favorable development of $99 million in property and marine (excluding technical lines), primarily in accident years 2013 through 2016, driven mainly by favorable loss emergence across all regions, including favorable claim-specific loss settlements and salvage/subrogation recoveries;

•
Net favorable development of $33 million in A&H, primarily in accident years 2015 through 2017, driven by favorable development across Asia Pacific direct marketing and Continental Europe corporate lines; and

•	Adverse development of $1 million from claim development on the 2017 natural catastrophes.

2017
Overseas General Insurance experienced net favorable PPD of $252 million, which was the net result of several underlying favorable and adverse movements, and was driven by the following principal changes:

•	Net favorable development of $71 million in long-tail business, primarily from:

•
Net favorable development of $34 million in financial lines, with favorable development of $124 million in accident years 2013 and prior, resulting from lower than expected loss emergence including favorable development on specific, litigated claims, partially offset by adverse development of $90 million in accident years 2014 through 2016, primarily due to large loss experience in specific D&O portfolios within the U.K., Continental Europe, and Australia and Financial Institutions lines in the U.K. and Continental Europe; and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

•
Net favorable development of $10 million in casualty lines, with favorable development of $69 million in accident years 2013 and prior, resulting from lower than expected loss emergence, partially offset by adverse development of $32 million driven by a change in the discount rate in the U.K. (Ogden rate) impacting the 2016 and prior accident years and adverse development of $27 million in accident years 2014 to 2016, primarily due to large loss experience in U.K. excess lines and wholesale business.

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

2016
Overseas General Insurance experienced net favorable PPD of $423 million, representing 0.9 percent of the beginning consolidated net unpaid losses and loss expense reserves.

Global Reinsurance
2018
Global Reinsurance experienced net favorable PPD of $50 million, which was the net result of several underlying favorable and adverse movements, and was driven by the following principal changes:

•
Net favorable development of $69 million in long-tail business, primarily in our casualty, professional liability, medical malpractice, and workers' compensation lines primarily from treaty years 2013 and prior principally resulting from lower than expected loss emergence; and

•	Net adverse development of $19 million in short-tail business, which included $18 million of net adverse claim development on the 2017 natural catastrophes.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

2016
Global Reinsurance experienced net favorable PPD of $78 million, representing 0.2 percent of the beginning consolidated net unpaid losses and loss expense reserves.

Corporate
2018
Corporate incurred adverse development of $45 million in long-tail lines, driven by the following principal changes:

•
Adverse development of $216 million in run-off liabilities, driven primarily by increased exposure on a limited number of direct asbestos claims and environmental sites, somewhat greater than expected defense cost spending and increases in reported claims and settlements with respect to molestation exposures;

•	Adverse development of $35 million on unallocated loss adjustment expenses due to run-off operating expenses paid and incurred in 2018; and

•	Favorable development of $205 million as a result of the settlements of certain previously disputed reinsurance balances.

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

2016
Corporate incurred adverse PPD of $189 million, representing 0.4 percent of the beginning consolidated net unpaid losses and loss expense reserves.

Asbestos and environmental (A&E)
Chubb's exposure to A&E claims principally arises out of liabilities acquired when it purchased Westchester Specialty in 1998, CIGNA's P&C business in 1999, and Chubb Corp in 2016. The following table presents a roll-forward of consolidated A&E loss reserves including allocated loss expense reserves for A&E exposures, and the provision for uncollectible paid and unpaid reinsurance recoverables:

	Asbestos		Environmental		Total
(in millions of U.S. dollars)	Gross	Net	Gross	Net	Gross	Net
Balance at December 31, 2017	$1,621	$1,051	$607	$476	$2,228	$1,527
Incurred activity	136	75	101	(97)	237	(22)	(1)
Paid activity	(265)	(162)	(83)	104	(348)	(58)
Balance at December 31, 2018	$1,492	$964	$625	$483	$2,117	$1,447

(1)
Excludes unallocated loss expenses and the net activity reflects third-party reinsurance other than the aggregate excess of loss reinsurance provided by National Indemnity Company (NICO) to Westchester Specialty (see Westchester Specialty section below).

The positive development of $22 million in 2018 principally reflects favorable reinsurance settlements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The A&E net loss reserves including allocated loss expense reserves and provision for uncollectible reinsurance at December 31, 2018 and 2017 shown in the table above is comprised of:

	December 31
(in millions of U.S. dollars)	2018	2017
Brandywine operations	$807	$849
Westchester Specialty	120	113
Chubb Corp	442	486
Other, mainly Overseas General Insurance	78	79
Total	$1,447	$1,527

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

Dividend Retention Fund
INA Financial Corporation established and funded a dividend retention fund (the Dividend Retention Fund) consisting of $50 million plus investment earnings. The full balance of the Dividend Retention Fund was contributed to Century as of December 31, 2002. Under the Restructuring Order, while any obligation to maintain the Dividend Retention Fund is in effect, to the extent dividends are paid by INA Holdings Corporation to its parent, INA Financial Corporation, and to the extent INA Financial Corporation then pays such dividends to INA Corporation, a portion of those dividends must be withheld to replenish the principal of the Dividend Retention Fund to $50 million. During 2018, 2011 and 2010, $50 million, $35 million and $15 million, respectively, were withheld from such dividends and deposited into the Dividend Retention Fund as a result of dividends paid up to the INA Corporation. Pursuant to a 2011 amendment to the Restructuring Order, capital contributions from the Dividend Retention Fund to Century are not required until the XOL Agreement has less than $200 million of capacity remaining on an incurred basis for statutory reporting purposes. The amount of the capital contribution shall be the lesser of the amount necessary to restore the XOL Agreement remaining capacity to $200 million or the Dividend Retention Fund balance. In 2018 and 2017, the Pennsylvania Department of Insurance approved a capital contribution of $39 million and $49 million, respectively, from the Dividend Retention Fund to Century in order to restore the XOL capacity to $200 million. The Dividend Retention Fund may not be terminated without prior written approval from the Pennsylvania Insurance Commissioner.

Effective December 31, 2004, Chubb INA contributed $100 million to Century in exchange for a surplus note. After giving effect to the contribution and issuance of the surplus note, the statutory surplus of Century at December 31, 2018 was $25 million and $634 million in statutory-basis losses have been ceded to the XOL Agreement on an inception-to-date basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

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

Certain active Chubb companies are primarily liable for asbestos, environmental, and other exposures that they have reinsured to Century. Accordingly, if Century were to become insolvent and placed into rehabilitation or liquidation, some or all of the recoverables due to these active Chubb companies from Century could become uncollectible. At December 31, 2018 and 2017, the aggregate reinsurance recoverables owed by Century to certain active Chubb companies were approximately $1.5 billion and $1.4 billion, on an undiscounted basis, respectively. Chubb believes the active company intercompany reinsurance recoverables, which relate to direct liabilities payable over many years, are not impaired. At December 31, 2018 and 2017, Century's carried gross reserves (including reserves assumed from the active Chubb companies) were $2.0 billion. Should Century's loss reserves experience adverse development in the future and should Century be placed into rehabilitation or liquidation, the reinsurance recoverables due from Century to certain active Chubb companies would be payable only after the payment in full of certain expenses and liabilities, including administrative expenses and direct policy liabilities. Thus, the intercompany reinsurance recoverables would be at risk to the extent of the shortage of assets remaining to pay these recoverables.

Westchester Specialty – impact of NICO contracts on Chubb’s run-off entities

As part of the Westchester Specialty acquisition in 1998, NICO provided a 75 percent pro-rata share of $1.0 billion of reinsurance protection on losses and loss adjustment expenses incurred on or before December 31, 1996, in excess of a retention of $721 million. At December 31, 2018, the remaining unused incurred limit under the Westchester NICO agreement was $395 million.

7. Taxation

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Chubb Group Holdings and its respective subsidiaries are subject to income taxes imposed by U.S. authorities and file a consolidated U.S. Federal income tax return. Should Chubb Group Holdings pay a dividend to Chubb Limited, withholding taxes would apply. Currently, however, no withholding taxes are accrued with respect to such un-remitted earnings as management has no intention of remitting these earnings. Similarly, no taxes have been provided on the un-remitted earnings of certain foreign subsidiaries (Hong Kong and Korea life companies) as management has no intention of remitting these earnings. The cumulative amount that would be subject to withholding tax, if distributed, as well as the determination of the associated tax liability are not practicable to compute; however, such amount would be material. Certain international operations of Chubb are also subject to income taxes imposed by the jurisdictions in which they operate.

Chubb's domestic operations are in Switzerland, the jurisdiction where we are legally organized, incorporated, and registered.

The following table presents pre-tax income and the related provision for income taxes:

	Year Ended December 31
(in millions of U.S. dollars)	2018	2017	2016
Pre-tax income:
Switzerland	$950	$527	$766
Outside Switzerland	3,707	3,195	4,184
Total pre-tax income	$4,657	$3,722	$4,950
Provision for income taxes
Current tax expense:
Switzerland	$89	$46	$97
Outside Switzerland	563	313	727
Total current tax expense	652	359	824
Deferred tax expense (benefit):
Switzerland	3	2	(27)
Outside Switzerland	40	(500)	18
Total deferred tax expense (benefit)	43	(498)	(9)
Provision for income taxes	$695	$(139)	$815

The most significant jurisdictions contributing to the overall taxation of Chubb are calculated using the following rates in 2018: Switzerland 7.83 percent, Bermuda 0.0 percent, U.S. 21.0 percent, and U.K. 19.0 percent.

The following table presents a reconciliation of the difference between the provision for income taxes and the expected tax provision at the Swiss statutory income tax rate:

	Year Ended December 31
(in millions of U.S. dollars)	2018	2017	2016
Expected tax provision at Swiss statutory tax rate	$365	$291	$388
Permanent differences:
Taxes on earnings subject to rate other than Swiss statutory rate	372	263	582
Tax-exempt interest and dividends received deduction, net of proration	(75)	(199)	(200)
Net withholding taxes	33	30	20
Excess tax benefit on share-based compensation	(19)	(48)	—
Impact of 2017 Tax Act	(25)	(450)	—
Corporate owned life insurance	2	(37)	—
Other	42	11	25
Provision for income taxes	$695	$(139)	$815

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following table presents the components of net deferred tax assets and liabilities:

	December 31	December 31
(in millions of U.S. dollars)	2018	2017
Deferred tax assets:
Loss reserve discount	$584	$715
Unearned premiums reserve	471	231
Foreign tax credits	262	340
Provision for uncollectible balances	37	45
Loss carry-forwards	137	90
Debt related amounts	71	77
Compensation related amounts	263	260
Cumulative translation adjustments	43	30
Unrealized depreciation on investments	102	—
Other, net	95	70
Total deferred tax assets	2,065	1,858
Deferred tax liabilities:
Deferred policy acquisition costs	621	635
Other intangible assets, including VOBA	1,440	1,437
Un-remitted foreign earnings	47	66
Investments	59	53
Unrealized appreciation on investments	—	184
Depreciation	123	83
Total deferred tax liabilities	2,290	2,458
Valuation allowance	79	99
Net deferred tax liabilities	$(304)	$(699)

The 2017 Tax Act, enacted in December 2017, among other things, reduced the U.S. Federal income tax rate from 35 percent to 21 percent effective in 2018. In the fourth quarter of 2017, we recorded a $450 million income tax benefit on a provisional basis, and an additional $25 million in 2018, principally reflecting this reduction in the U.S. corporate tax rate from 35 percent to 21 percent. Our final $475 million income tax benefit was comprised of a $743 million reduction in the deferred tax liabilities principally related to certain intangible assets, a $250 million reduction in net deferred tax assets related to other net assets, a net charge of $18 million related to the impact of excess foreign tax credits, withholding taxes associated with unremitted earnings and the impact of the reduced rate on our foreign branches. The 2018 change reflected the favorable impact of changes to certain tax only accounting methods offset by updates to provisional amounts recorded related to foreign tax credits and withholding taxes as a result of additional guidance issued during 2018.

The 2017 Tax Act also included provisions for Global Intangible Low-Taxed Income (GILTI) under which taxes may be imposed on income of foreign subsidiaries and for a Base Erosion and Anti-Abuse Tax (BEAT) under which taxes may be imposed on certain payments to affiliated foreign companies. We have evaluated the accounting policy election required with regard to the BEAT and GILTI provisions, and have concluded we will treat both as a period cost. As a result, we have recorded no related deferred taxes.

The valuation allowance of $79 million at December 31, 2018, and $99 million at December 31, 2017, reflects management's assessment, based on available information, that it is more likely than not that a portion of the deferred tax assets will not be realized due to the inability of certain foreign subsidiaries to generate sufficient taxable income. Adjustments to the valuation allowance are made when there is a change in management's assessment of the amount of deferred tax assets that are realizable.

At December 31, 2018, Chubb has net operating loss carry-forwards of $491 million which, if unused, will expire starting in 2019, and a foreign tax credit carry-forward in the amount of $262 million which, if unused, will expire starting in 2025.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following table presents a reconciliation of the beginning and ending amount of gross unrecognized tax benefits:

	December 31	December 31
(in millions of U.S. dollars)	2018	2017
Balance, beginning of year	$13	$17
Additions based on tax positions related to the current year	1	3
Additions based on tax positions related to prior years	—	—
Reductions for tax positions of prior years	—	(4)
Reductions for the lapse of the applicable statutes of limitations	—	(3)
Balance, end of year	$14	$13

At December 31, 2018 and 2017, the total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, were $14 million and $13 million, respectively.

Chubb recognizes accruals for interest and penalties, if any, related to unrecognized tax benefits in income tax expense in the Consolidated statements of operations. Tax-related interest expense (income) and penalties reported in the Consolidated statements of operations were immaterial for December 31, 2018, 2017, and 2016. Liabilities for tax-related interest and penalties in our Consolidated balance sheets were $3 million at both December 31, 2018 and 2017.

In September 2016, the IRS completed its examination of Chubb Group Holdings’ (formerly ACE Group Holdings) U.S. Federal income tax returns for the 2010-2012 tax years. No material adjustments resulted from this examination. During 2017, the IRS commenced its field examination of Chubb Group Holdings U.S. Federal income tax returns for 2014 and 2015 and Chubb Corp’s U.S. Federal income tax return for 2014 all of which were still ongoing at December 31, 2018. As a multinational company, we also have examinations under way in several foreign jurisdictions. It is reasonably possible that over the next twelve months, that the amount of unrecognized tax benefits may change resulting from the re-evaluation of unrecognized tax benefits arising from examinations by taxing authorities and the lapsing of statutes of limitations. With few exceptions, Chubb is no longer subject to income tax examinations for years before 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

8. Debt

	December 31	December 31
(in millions of U.S. dollars)	2018	2017	Early Redemption Option
Repurchase agreements (weighted average interest rate of 2.5% in 2018 and 1.5% in 2017)	$1,418	$1,408	None
Short-term debt
Chubb INA senior notes:
$300 million 5.8% due March 2018	$—	$300	Make-whole premium plus 0.35%
$600 million 5.75% due May 2018	—	610	Make-whole premium plus 0.30%
$100 million 6.6% due August 2018	—	103	None
$500 million 5.9% due June 2019	500	—	Make-whole premium plus 0.40%
Other short-term debt (7.1% due December 2019)	9	—	None
Total short-term debt	$509	$1,013
Long-term debt
Chubb INA senior notes:
$500 million 5.9% due June 2019	$—	$499	Make-whole premium plus 0.40%
$1,300 million 2.3% due November 2020	1,297	1,296	Make-whole premium plus 0.15%
$1,000 million 2.875% due November 2022	996	995	Make-whole premium plus 0.20%
$475 million 2.7% due March 2023	473	472	Make-whole premium plus 0.10%
$700 million 3.35% due May 2024	696	695	Make-whole premium plus 0.15%
$800 million 3.15% due March 2025	796	795	Make-whole premium plus 0.15%
$1,500 million 3.35% due May 2026	1,491	1,489	Make-whole premium plus 0.20%
€900 million 1.55% due March 2028	1,008	—	Make-whole premium plus 0.15%
$100 million 8.875% due August 2029	100	100	None
$200 million 6.8% due November 2031	250	254	Make-whole premium plus 0.25%
$300 million 6.7% due May 2036	297	297	Make-whole premium plus 0.20%
$800 million 6.0% due May 2037	962	971	Make-whole premium plus 0.20%
€900 million 2.5% due March 2038	1,008	—	Make-whole premium plus 0.25%
$600 million 6.5% due May 2038	759	768	Make-whole premium plus 0.30%
$475 million 4.15% due March 2043	470	469	Make-whole premium plus 0.15%
$1,500 million 4.35% due November 2045	1,483	1,482	Make-whole premium plus 0.25%
Chubb INA $1,000 million 6.375% capital securities due March 2067(1)	—	964	Make-whole premium plus 0.25%-0.50%
Other long-term debt (2.75% to 7.1% due December 2019 to September 2020)	1	10	None
Total long-term debt	$12,087	$11,556
Trust preferred securities
Chubb INA capital securities due April 2030	$308	$308	Redemption prices(2)

(1)	6.375% interest rate through April 14, 2017; interest rate equal to three-month LIBOR rate plus 2.25% thereafter.

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

b) Short-term debt
Short-term debt comprises the current maturities of our long-term debt instruments described below. These short-term debt instruments were reclassified from long-term debt during 2018 and are reflected in the table above. Chubb INA Holdings Inc.'s (Chubb INA) $300 million of 5.8 percent senior notes due March 2018, $600 million of 5.75 percent senior notes due May 2018, and $100 million of 6.6 percent senior notes due August 2018 were paid upon maturity.

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

In March 2018, Chubb INA issued €900 million ($1.1 billion based on the foreign exchange rate at the date of issuance) of 1.55 percent Euro denominated senior notes due March 2028 and €900 million ($1.1 billion based on the foreign exchange rate at the date of issuance) of 2.5 percent Euro denominated senior notes due March 2038. These senior notes are redeemable at any time at Chubb INA's option subject to a “make-whole” premium (the present value of the remaining principal and interest discounted at the applicable comparable government bond rate plus 0.15 percent for the senior notes due 2028 and 0.25 percent for the senior notes due 2038). The notes are also redeemable at par plus accrued and unpaid interest in the event of certain changes in tax law. These notes do not have the benefit of any sinking fund. These senior unsecured notes are guaranteed on a senior basis by Chubb and they rank equally with all of Chubb's other senior obligations. They also contain customary limitations on lien provisions as well as customary events of default provisions which, if breached, could result in the accelerated maturity of such senior debt.

During April 2018, we redeemed $1.0 billion of 6.375 percent unsecured junior subordinated capital securities with the final maturity date of March 2067 and recorded a loss of $36 million from the extinguishment of debt, which is included in Net realized gains (losses) in the Consolidated statement of operations.

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
Chubb Limited and Subsidiaries

9. Commitments, contingencies, and guarantees

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

Derivative instruments employed
Chubb maintains positions in derivative instruments such as futures, options, swaps, and foreign currency forward contracts for which the primary purposes are to manage duration and foreign currency exposure, yield enhancement, or to obtain an exposure to a particular financial market. Chubb also maintains positions in convertible securities that contain embedded derivatives. Investment derivative instruments are recorded in either Other assets (OA) or Accounts payable, accrued expenses, and other liabilities (AP), convertible bonds are recorded in Fixed maturities available for sale (FM AFS), and convertible equity securities are recorded in Equity securities (ES) in the Consolidated balance sheets. These are the most numerous and frequent derivative transactions. In addition, Chubb purchases to be announced mortgage-backed securities (TBAs) as part of its investing activities.

Under reinsurance programs covering GLBs, Chubb assumes the risk of GLBs, (principally GMIB) associated with variable annuity contracts. The GMIB risk is triggered if, at the time the contract holder elects to convert the accumulated account value to a periodic payment stream (annuitize), the accumulated account value is not sufficient to provide a guaranteed minimum level of monthly income. The GLB reinsurance product meets the definition of a derivative instrument. Benefit reserves in respect of GLBs are classified as Future policy benefits (FPB) while the fair value derivative adjustment is classified within AP. Chubb also generally maintains positions in exchange-traded equity futures contracts on equity market indices to limit equity exposure in the GMDB and GLB books of business. All derivative instruments are carried at fair value with changes in fair value recorded in Net realized gains (losses) in the Consolidated statements of operations. None of the derivative instruments are designated as hedges for accounting purposes. The following table presents the balance sheet locations, fair values of derivative instruments in an asset or (liability) position, and notional values/payment provisions of our derivative instruments:

		December 31, 2018			December 31, 2017
	Consolidated Balance Sheet Location	Fair Value		Notional Value/ Payment Provision	Fair Value		Notional Value/ Payment Provision
		Derivative Asset	Derivative (Liability)		Derivative Asset	Derivative (Liability)
(in millions of U.S. dollars)
Investment and embedded derivative instruments:
Foreign currency forward contracts	OA / (AP)	$15	$(19)	$2,185	$14	$(27)	$2,064
Cross-currency swaps	OA / (AP)	—	—	45	—	—	45
Interest rate swaps	OA / (AP)	—	(115)	5,250	—	—	—
Options/Futures contracts on notes, bonds, and equities	OA / (AP)	13	(19)	1,046	4	(3)	1,007
Convertible securities (1)	FM AFS / ES	9	—	11	5	—	6
TBAs	FM AFS	6	—	6	—	—	—
		$43	$(153)	$8,543	$23	$(30)	$3,122
Other derivative instruments:
Futures contracts on equities (2)	OA / (AP)	$23	$—	$507	$—	$(21)	$1,553
Other	OA / (AP)	2	—	74	1	(2)	75
		$25	$—	$581	$1	$(23)	$1,628
GLB (3)	(AP) / (FPB)	$—	$(861)	$1,750	$—	$(550)	$1,083

(1)	Includes fair value of embedded derivatives.

(2)	Related to GMDB and GLB blocks of business.

(3)
Includes both future policy benefits reserves and fair value derivative adjustment. Refer to Note 4 c) for additional information. Note that the payment provision related to GLB is the net amount at risk. The concept of a notional value does not apply to the GLB reinsurance contracts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

At December 31, 2018 and 2017, derivative liabilities of $95 million and $24 million, respectively, included in the table above were subject to a master netting agreement. The remaining derivatives included in the table above were not subject to a master netting agreement.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

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

The following table presents the carrying value of collateral held under securities lending agreements by investment category and remaining contractual maturity of the underlying agreements:

	Remaining contractual maturity
	December 31, 2018	December 31, 2017
(in millions of U.S. dollars)	Overnight and Continuous
Collateral held under securities lending agreements:
Cash	$756	$828
U.S. Treasury and agency	64	36
Foreign	795	712
Corporate securities	15	—
Mortgage-backed securities	45	74
Equity securities	251	87
	$1,926	$1,737
Gross amount of recognized liability for securities lending payable	$1,926	$1,737
At December 31, 2018 and 2017, our repurchase agreement obligations of $1,418 million and $1,408 million, respectively, were fully collateralized. In contrast to securities lending programs, the use of cash received is not restricted for the repurchase

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

obligations. The fair value of the underlying securities sold remains in Fixed maturities available for sale, and the repurchase agreement obligation is recorded in Repurchase agreements in the Consolidated balance sheets.
The following table presents the carrying value of collateral pledged under repurchase agreements by investment category and remaining contractual maturity of the underlying agreements:

	Remaining contractual maturity
	December 31, 2018			December 31, 2017
	30-90 Days	Greater than 90 Days		Up to 30 Days	Greater than 90 Days	Total
(in millions of U.S. dollars)			Total
Collateral pledged under repurchase agreements:
U.S. Treasury and agency	$—	$259	$259	$9	$230	$239
Mortgage-backed securities	496	713	1,209	369	826	1,195
	$496	$972	$1,468	$378	$1,056	$1,434
Gross amount of recognized liabilities for repurchase agreements			$1,418			$1,408
Difference (1)			$50			$26

(1)	Per the repurchase agreements, the amount of collateral posted is required to exceed the amount of gross liability.

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

The following table presents net realized gains (losses) related to derivative instrument activity in the Consolidated statements of operations:

	Year Ended December 31
(in millions of U.S. dollars)	2018	2017	2016
Investment and embedded derivative instruments:
Foreign currency forward contracts	$3	$9	$(31)
Interest rate swaps	(115)	—	—
All other futures contracts, options, and equities	39	(21)	(10)
Convertible securities (1)	(2)	1	8
Total investment and embedded derivative instruments	$(75)	$(11)	$(33)
GLB and other derivative instruments:
GLB (2)	$(248)	$364	$53
Futures contracts on equities (3)	(4)	(261)	(136)
Other	(3)	(5)	(10)
Total GLB and other derivative instruments	$(255)	$98	$(93)
	$(330)	$87	$(126)

(1)	Includes embedded derivatives.

(2)	Excludes foreign exchange gains (losses) related to GLB.

(3)	Related to GMDB and GLB blocks of business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

d) Concentrations of credit risk
Our investment portfolio is managed following prudent standards of diversification. Specific provisions limit the allowable holdings of a single issue and issuer. We believe that there are no significant concentrations of credit risk associated with our investments. Our three largest corporate exposures by issuer at December 31, 2018, were Wells Fargo & Co., Bank of America Corp, and JP Morgan Chase & Co. Our largest exposure by industry at December 31, 2018 was financial services.

We market our insurance and reinsurance worldwide primarily through insurance and reinsurance brokers. We assume a degree of credit risk associated with brokers with whom we transact business. For the year ended December 31, 2018, approximately 10 percent of our gross premiums written was generated from or placed by Marsh & McLennan Companies, Inc. This entity is a large, well-established company, and there are no indications that it is financially troubled at December 31, 2018. No broker or one insured accounted for more than 10 percent of our gross premiums written for the years ended December 31, 2017 and 2016.

e) Fixed maturities
At December 31, 2018, we have commitments to purchase fixed income securities of $711 million over the next several years.

f) Other investments
At December 31, 2018, included in Other investments in the Consolidated balance sheet are investments in limited partnerships and partially-owned investment companies with a carrying value of $4.2 billion. In connection with these investments, we have commitments that may require funding of up to $3.7 billion over the next several years.

g) Letters of credit
On October 25, 2017, we entered into a credit facility that provides for up to $1.0 billion of availability, all of which may be used for the issuance of letters of credit and for revolving loans.  We have the ability to increase the capacity under our existing credit facility to $2.0 billion under certain conditions, but any such increase would not raise the sub-limit for revolving loans above $1.0 billion. Our existing credit facility has a remaining term expiring in October 2022. At December 31, 2018, our LOC usage was $398 million.

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

i) Lease commitments
We lease office space and equipment under operating leases which expire at various dates through 2033. Rent expense was $169 million, $211 million, and $209 million for the years ended December 31, 2018, 2017, and 2016, respectively. Future minimum lease payments under the leases are expected to be as follows:

For the years ending December 31
(in millions of U.S. dollars)
2019	$173
2020	151
2021	126
2022	100
2023	86
Thereafter	184
Total minimum future lease commitments	$820

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

10. Shareholders’ equity

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

Dividend approval
At our May 2017 and 2016 annual general meetings, our shareholders approved an annual dividend for the following year of up to $2.84 and $2.76 per share, respectively, which was paid in four quarterly installments of $0.71 per share and $0.69 per share, respectively, at dates determined by the Board of Directors (Board) after the annual general meeting by way of a distribution from capital contribution reserves, transferred to free reserves for payment.

At our May 2018 annual general meeting, our shareholders approved an annual dividend for the following year of up to $2.92 per share, expected to be paid in four quarterly installments of $0.73 per share after the annual general meeting by way of distribution from capital contribution reserves, transferred to free reserves for payment. The Board will determine the record and payment dates at which the annual dividend may be paid until the date of the 2019 annual general meeting, and is authorized to abstain from distributing a dividend at its discretion. The first three quarterly installments each of $0.73 per share, have been distributed by the Board as expected.

Dividend distributions
Under Swiss corporate law, dividends must be stated in Swiss francs though dividend payments are made by Chubb in U.S. dollars. We issue dividends without subjecting them to withholding tax by way of distributions from capital contribution reserves and payment out of free reserves.

The following table presents dividend distributions per Common Share in Swiss francs (CHF) and U.S. dollars (USD):

	Year Ended December 31
		2018		2017		2016
	CHF	USD	CHF	USD	CHF	USD
Total dividend distributions per common share	2.84	$2.90	2.76	$2.82	2.70	$2.74

b) Shares issued, outstanding, authorized, and conditional

	Year Ended December 31
	2018	2017	2016
Shares issued, beginning of year	479,783,864	479,783,864	342,832,412
Shares issued for Chubb Corp acquisition	—	—	136,951,452
Shares issued, end of year	479,783,864	479,783,864	479,783,864
Common Shares in treasury, end of year (at cost)	(20,580,486)	(15,950,685)	(13,815,148)
Shares issued and outstanding, end of year	459,203,378	463,833,179	465,968,716

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

Authorized share capital for general purposes
The Board has shareholder-approved authority as set forth in the Articles of Association to increase for general purposes Chubb's share capital from time to time until May 17, 2020, by the issuance of up to 200,000,000 fully paid up Common Shares, with a par value equal to the par value of Chubb's Common Shares as set forth in the Articles of Association at the time of any such issuance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Conditional share capital for bonds and similar debt instruments
Chubb's share capital may be increased through the issuance of a maximum of 33,000,000 fully paid up Common Shares (with a par value of CHF 24.15 as of December 31, 2018) through the exercise of conversion and/or option or warrant rights granted in connection with bonds, notes, or similar instruments, issued or to be issued by Chubb, including convertible debt instruments.

Conditional share capital for employee benefit plans
Chubb's share capital may be increased through the issuance of a maximum of 25,410,929 fully paid up Common Shares (with a par value of CHF 24.15 as of December 31, 2018) in connection with the exercise of option rights granted to any employee of Chubb, and any consultant, director, or other person providing services to Chubb.

c) Chubb Limited securities repurchases
From time to time, we repurchase shares as part of our capital management program and to partially offset potential dilution from the exercise of stock options and the granting of restricted stock under share-based compensation plans. Our Board of Directors has authorized share repurchase programs as follows:

•	$1.0 billion of Chubb Common Shares from November 17, 2016 through December 31, 2017

•	$1.0 billion of Chubb Common Shares from January 1, 2018 through December 31, 2018

•	$1.5 billion of Chubb Common Shares from December 1, 2018 through December 31, 2019

Share repurchases may be in the open market, in privately negotiated transactions, block trades, accelerated repurchases and/or through option or other forward transactions.

The following table presents repurchases of Chubb's Common Shares conducted in a series of open market transactions under the Board authorizations:

	Year Ended December 31			January 1, 2019 through
(in millions of U.S. dollars, except share data)	2018	2017	2016	February 27, 2019
Number of shares repurchased	7,719,035	5,866,612	—	1,328,754
Cost of shares repurchased	$1,021	$830	$—	$174

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

11. Share-based compensation

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Chubb principally issues restricted stock grants and stock options on a graded vesting schedule, with equal percentages of the award subject to vesting over a number of years (typically three or four). Chubb recognizes compensation cost for vesting of restricted stock and stock option grants with only service conditions on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award were, in-substance, multiple awards. We incorporate an estimate of future forfeitures in determining compensation cost for both grants of restricted stock and stock options.

Under the 2016 LTIP, 19,500,000 Common Shares are authorized to be issued. This is in addition to any shares that have not been delivered pursuant to the 2004 LTIP and remain available for grant pursuant to the 2004 LTIP and includes any shares covered by awards granted under the 2004 LTIP that have forfeited, expired or canceled after the effective date of the 2016 LTIP. At December 31, 2018, a total of 14,100,867 shares remain available for future issuance under the 2016 LTIP, which includes shares canceled or forfeited from the 2004 LTIP, in addition to common shares that were previously registered and authorized to be issued.

Under the Employee Stock Purchase Plan (ESPP), 6,500,000 shares are authorized to be issued.  At December 31, 2018, a total of 2,104,942 shares remain available for issuance under the ESPP.

Chubb generally issues Common Shares for the exercise of stock options, restricted stock, and purchases under the ESPP from un-issued reserved shares (conditional share capital) and Common Shares in treasury.

The following table presents pre-tax and after-tax share-based compensation expense:

	Year Ended December 31
(in millions of U.S. dollars)	2018	2017	2016
Stock options and shares issued under ESPP:
Pre-tax	$50	$41	$33
After-tax (1)	$40	$26	$20
Restricted stock:
Pre-tax	$235	$259	$268
After-tax	$178	$151	$167

(1)
Excludes windfall tax benefit for share-based compensation recognized as a direct adjustment to Additional paid-in capital of $32 million for the year ended December 31, 2016. Beginning in 2017, windfall tax benefits for share-based compensation are recognized through Net income rather than Additional paid-in capital. The excess tax benefit recorded to Income tax expense in the Consolidated statement of operations was $19 million and $48 million for the years ended December 31, 2018 and 2017, respectively.

Unrecognized compensation expense related to the unvested portion of Chubb's employee share-based awards of restricted stock, restricted stock units, and stock options was $458 million at December 31, 2018 and is expected to be recognized over a weighted-average period of approximately 1 year.

Stock options
Both incentive and non-qualified stock options are principally granted at an option price per share equal to the grant date fair value of Chubb's Common Shares. Stock options are generally granted with a 3-year vesting period and a 10-year term. Stock options vest in equal annual installments over the respective vesting period, which is also the requisite service period.

Chubb's 2018 share-based compensation expense includes a portion of the cost related to the 2015 through 2018 stock option grants. Stock option fair value was estimated on the grant date using the Black-Scholes option-pricing model that uses the weighted-average assumptions noted below:

	Year Ended December 31
	2018	2017	2016
Dividend yield	2.0%	2.0%	2.3%
Expected volatility	23.2%	19.7%	23.2%
Risk-free interest rate	2.7%	2.0%	1.3%
Expected life	5.7 years	5.8 years	5.6 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

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

The following table presents a roll-forward of Chubb's stock options:

(Intrinsic Value in millions of U.S. dollars)	Number of Options	Weighted-Average Exercise Price	Weighted-Average Fair Value	Total Intrinsic Value
Options outstanding, December 31, 2015	9,853,496	$78.40
Assumed in Chubb Corp Acquisition	339,896	$77.83	$36.07
Granted	1,929,616	$118.39	$21.52
Exercised	(1,728,949)	$66.65		$99
Forfeited	(213,339)	$110.01
Options outstanding, December 31, 2016	10,180,720	$87.29
Granted	2,079,522	$139.00	$22.97
Exercised	(1,632,629)	$73.53		$111
Forfeited	(194,297)	$119.44
Options outstanding, December 31, 2017	10,433,316	$99.20
Granted	1,842,690	$143.07	$29.71
Exercised	(1,065,384)	$73.57		$71
Forfeited	(202,900)	$133.92
Options outstanding, December 31, 2018	11,007,722	$108.25		$274
Options exercisable, December 31, 2018	7,405,354	$93.88		$268

The weighted-average remaining contractual term was 6.0 years for stock options outstanding and 4.8 years for stock options exercisable at December 31, 2018. Cash received from the exercise of stock options for the year ended December 31, 2018 was $78 million.

Restricted stock and restricted stock units
Grants of restricted stock and restricted stock units awarded under both the 2004 LTIP and 2016 LTIP typically have a 4-year vesting period, subject to vesting as to one-quarter of the award each anniversary of grant. Restricted stock and restricted stock units are granted at market close price on the day of grant. Each restricted stock unit represents our obligation to deliver to the holder one Common Share upon vesting.

In addition, Chubb grants performance-based restricted stock to certain executives that vest based on certain performance criteria as compared to a defined group of peer companies. Performance-based stock awards comprise target awards and premium awards that cliff vest at the end of a 3-year performance period based on both our tangible book value (shareholders' equity less goodwill and intangible assets, net of tax) per share growth and P&C combined ratio compared to our peer group. Premium awards are subject to an additional vesting provision based on total shareholder return (TSR) compared to our peer group. Shares representing target awards and premium awards are issued when the awards are approved and are subject to forfeiture, if applicable performance criteria are not met at the end of the 3-year performance period. Prior to January 2017, performance-based restricted stock awards had a 4-year vesting period with the potential to vest as to a portion each year, and excluded the P&C combined ratio and TSR additional vesting criteria.

Chubb also grants restricted stock awards to non-management directors which vest at the following year's annual general meeting.

Chubb's 2018 share-based compensation expense includes a portion of the cost related to the restricted stock granted in the years 2014 through 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following table presents a roll-forward of our restricted stock awards. Included in the roll-forward below are 20,784 restricted stock awards, 22,013 restricted stock awards, and 23,812 restricted stock awards that were granted to non-management directors during the years ended December 31, 2018, 2017, and 2016, respectively:

	Service-based Restricted Stock Awards and Restricted Stock Units		Performance-based Restricted Stock Awards and Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested restricted stock, December 31, 2015	3,489,169	$97.01	595,210	$101.73
Assumed in Chubb Corp Acquisition	3,706,639	$111.02	—	$—
Granted	1,622,065	$118.70	517,507	$118.96
Vested	(2,592,622)	$100.87	(181,548)	$102.43
Forfeited	(420,125)	$109.42	—	$—
Unvested restricted stock, December 31, 2016	5,805,126	$109.39	931,169	$111.17
Granted	1,707,094	$139.18	267,282	$138.90
Vested	(2,646,084)	$107.73	(222,954)	$113.30
Forfeited	(156,694)	$114.54	—	$—
Unvested restricted stock, December 31, 2017	4,709,442	$121.16	975,497	$118.28
Granted	1,326,979	$142.76	180,065	$143.07
Vested	(2,545,090)	$114.83	(244,332)	$103.03
Forfeited	(196,482)	$131.06	—	$—
Unvested restricted stock, December 31, 2018	3,294,849	$134.17	911,230	$127.27

Prior to 2009, legacy ACE granted restricted stock units with a 1-year vesting period to non-management directors. Delivery of Common Shares on account of these restricted stock units to non-management directors is deferred until after the date of the non-management directors' termination from the Board. Legacy Chubb Corp historically allowed directors and certain key employees of Chubb Corp and its subsidiaries to defer a portion of their compensation earned with respect to services performed in the form of deferred stock units. In addition, legacy Chubb Corp provided supplemental retirement benefits for certain employees through its Defined Contribution Excess Benefit Plan in the form of deferred shares of stock. The minimum vesting period under these legacy Chubb Corp deferred plans was 1-year and the maximum was 3-years. Employees and directors had the option to elect to receive their awards at a future specified date or upon their termination of service with Chubb. At December 31, 2018, there were 251,843 deferred restricted stock units.

ESPP
The ESPP gives participating employees the right to purchase Common Shares through payroll deductions during consecutive subscription periods at a purchase price of 85 percent of the fair value of a Common Share on the exercise date (Purchase Price). Annual purchases by participants are limited to the number of whole shares that can be purchased by an amount equal to ten percent of the participant's compensation or $25,000, whichever is less. The ESPP has two six-month subscription periods each year, the first of which runs between January 1 and June 30 and the second of which runs between July 1 and December 31. Legacy Chubb Corp employees were eligible to participate in the ESPP beginning in the July 1 to December 31 subscription period of 2016. The amounts collected from participants during a subscription period are used on the exercise date to purchase full shares of Common Shares. An exercise date is generally the last trading day of a subscription period. The number of shares purchased is equal to the total amount, at the exercise date, collected from the participants through payroll deductions for that subscription period, divided by the Purchase Price, rounded down to the next full share. Participants may withdraw from an offering before the exercise date and obtain a refund of amounts withheld through payroll deductions. Pursuant to the provisions of the ESPP, during the years ended December 31, 2018, 2017, and 2016, employees paid $37 million, $34 million, and $24 million to purchase 347,116 shares, 271,185 shares, and 211,492 shares, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

12. Postretirement benefits

Chubb provides postretirement benefits to eligible employees and their dependents through various defined benefit pension plans, other postretirement benefit plans, and defined contribution plans sponsored by Chubb.

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

Other postretirement benefit plans
Our assumption of Chubb Corp's other postretirement benefit plans, principally healthcare and life insurance, covers retired employees, their beneficiaries, and covered dependents. Healthcare coverage is contributory. Retiree contributions vary based upon the retiree’s age, type of coverage, and years of service requirements. Life insurance coverage is non-contributory. Chubb funds a portion of the healthcare benefits obligation where such funding can be accomplished on a tax-effective basis. Benefits are paid as covered expenses are incurred.

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

•
The amendment of the retiree healthcare plan resulted in a reduction in the obligation of $383 million, of which $410 million will be amortized as a reduction to expense through 2021 as it relates to benefits already accrued. For the years ended December 31, 2018, 2017, and 2016, $80 million, $89 million, and $15 million, respectively, were amortized as a reduction to expense. Additionally, during 2017, the number of involuntary departures due to the Chubb integration met our established threshold for recognition in income. As a result, for the years ended December 31, 2018 and 2017, we recognized $3 million and $39 million, respectively, of accelerated amortization. At December 31, 2018, the remaining curtailment benefit balance was $184 million which will be amortized as a reduction to expense over the next 2.5 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Obligations and funded status
The funded status of the pension and other postretirement benefit plans as well as the amounts recognized in Accumulated other comprehensive income at December 31, 2018 and 2017 was as follows:

	Pension Benefit Plans				Other Postretirement Benefit Plans
	2018		2017		2018	2017
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
(in millions of U.S. dollars)
Benefit obligation, beginning of year	$3,285	$1,077	$3,035	$1,025	$137	$165
Service cost	57	12	63	17	1	2
Interest cost	105	27	105	27	3	4
Actuarial loss (gain)	(214)	(71)	232	(4)	(20)	(2)
Benefits paid	(108)	(26)	(132)	(28)	(15)	(14)
Amendments	—	4	—	—	—	(23)
Curtailments	—	—	—	(32)	—	2
Settlements	(33)	(27)	(18)	(8)	—	—
Foreign currency revaluation and other	—	(54)	—	80	7	3
Benefit obligation, end of year	$3,092	$942	$3,285	$1,077	$113	$137
Plan assets at fair value, beginning of year	$3,109	$1,172	$2,765	$962	$157	$159
Actual return on plan assets	(218)	(63)	441	100	1	6
Employer contributions	34	14	53	63	—	6
Benefits paid	(108)	(26)	(132)	(28)	(15)	(14)
Settlements	(33)	(27)	(18)	(8)	—	—
Foreign currency revaluation and other	—	(62)	—	83	—	—
Plan assets at fair value, end of year	$2,784	$1,008	$3,109	$1,172	$143	$157
Funded status at end of year	$(308)	$66	$(176)	$95	$30	$20
Amounts recognized in Accumulated other comprehensive income, not yet recognized in net periodic cost (benefit):
Net actuarial loss (gain)	$(15)	$112	$(227)	$82	$—	$12
Prior service cost (benefit)	—	9	—	6	(200)	(288)
Total	$(15)	$121	$(227)	$88	$(200)	$(276)

For the U.S. pension plans, the $214 million actuarial gain experienced in 2018 was principally driven by the increase in the discount rate from 2017 that was used to determine the projected benefit obligation at December 31, 2018. The $232 million actuarial loss experienced in 2017 was largely driven by the decrease in the discount rate from 2016 that was used to determine the projected benefit obligation at December 31, 2017.
The accumulated benefit obligation for the pension benefit plans was $4.0 billion and $4.3 billion at December 31, 2018 and 2017, respectively. The accumulated benefit obligation is the present value of pension benefits earned as of the measurement date based on employee service and compensation prior to that date. It differs from the pension (projected) benefit obligation in the table above in that the accumulated benefit obligation includes no assumptions regarding future compensation levels.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following table provides information on pension plans where the benefit obligation is in excess of plan assets at December 31, 2018 and 2017:

	2018		2017
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
(in millions of U.S. dollars)
Plans with projected benefit obligation in excess of plan assets:
Projected benefit obligation	$3,092	$222	$3,285	$216
Fair value of plan assets	2,784	170	3,109	166
Net funded status	$(308)	$(52)	$(176)	$(50)
Plans with accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	$3,066	$115	$3,223	$152
Fair value of plan assets	$2,784	$86	$3,109	$123
For other postretirement benefit plans with an accumulated benefit obligation in excess of plan assets, the accumulated benefit obligation was $23 million and $21 million at December 31, 2018 and 2017, respectively. These plans have no plan assets.

At December 31, 2018, we estimate that we will contribute $22 million to the pension plans and $1 million to the other postretirement benefits plan in 2019. The estimate is subject to change due to contribution decisions that are affected by various factors including our liquidity, market performance and management discretion.

The weighted-average assumptions used to determine the projected benefit obligation were as follows:

	Pension Benefit Plans
	U.S. Plans	Non-U.S. Plans	Other Postretirement Benefit Plans

December 31, 2018
Discount rate	4.20%	3.10%	3.78%
Rate of compensation increase	4.00%	3.37%	N/A
Interest crediting rate	4.10%
December 31, 2017
Discount rate	3.59%	2.76%	2.77%
Rate of compensation increase	4.00%	3.46%	N/A
Interest crediting rate	4.10%

The projected benefit cash flows were discounted using the corresponding spot rates derived from a yield curve, which resulted in a single discount rate that would produce the same liability at the respective measurement dates. The same process was applied to service cost cash flows to determine the discount rate associated with the service cost. In general, the discount rates for the non-U.S. plans were developed using a similar methodology by using country-specific yield curves.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The components of net pension and other postretirement benefit costs reflected in Net income and other changes in plan assets and benefit obligations recognized in other comprehensive income were as follows:

	Pension Benefit Plans						Other Postretirement Benefit Plans
	U.S. Plans			Non-U.S. Plans
Year Ended December 31	2018	2017	2016	2018	2017	2016	2018	2017	2016
(in millions of U.S. dollars)
Costs reflected in Net income:
Service cost	$57	$63	$75	$12	$17	$18	$1	$2	$10
Non-service cost:
Interest cost	105	105	103	27	27	30	3	4	17
Expected return on plan assets	(212)	(189)	(165)	(50)	(42)	(39)	(5)	(5)	(8)
Amortization of net actuarial loss (gain)	—	—	—	1	3	2	—	—	(1)
Amortization of prior service cost	—	—	—	—	—	(1)	(85)	(89)	(15)
Curtailments	—	—	(117)	—	(27)	—	(2)	(37)	—
Settlements	2	—	(2)	3	—	1	—	—	—
Total non-service (benefit) cost	(105)	(84)	(181)	(19)	(39)	(7)	(89)	(127)	(7)
Net periodic (benefit) cost	$(48)	$(21)	$(106)	$(7)	$(22)	$11	$(88)	$(125)	$3
Changes in plan assets and benefit obligations recognized in other comprehensive income
Net actuarial loss (gain)	$214	$(21)	$(326)	$34	$(57)	$49	$(11)	$(3)	$17
Prior service cost (benefit)	—	—	—	3	—	(8)	—	(23)	(395)
Amortization of net actuarial loss	—	—	—	(1)	(3)	—	(1)	—	—
Amortization of prior service cost	—	—	—	—	—	—	85	89	—
Curtailments	—	—	117	—	(6)	—	3	39	—
Settlements	(2)	1	2	(3)	—	(1)	—	—	—
Total decrease (increase) in other comprehensive income	$212	$(20)	$(207)	$33	$(66)	$40	$76	$102	$(378)

The service and non-service cost components of net periodic (benefit) cost reflected in the Consolidated statements of operations were as follows:

	Pension Benefit Plans			Other Postretirement Benefit Plans
Year Ended December 31	2018	2017	2016	2018	2017	2016
(in millions of U.S. dollars)
Service Cost:
Losses and loss expenses	$7	$7	$8	$—	$—	$—
Administrative expenses	62	73	85	1	2	10
Total service cost	69	80	93	1	2	10
Non-Service Cost:
Losses and loss expenses	(10)	(8)	(18)	(9)	(13)	—
Administrative expenses	(114)	(115)	(170)	(80)	(114)	(7)
Total non-service (benefit) cost	(124)	(123)	(188)	(89)	(127)	(7)
Net periodic (benefit) cost	$(55)	$(43)	$(95)	$(88)	$(125)	$3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The weighted-average assumptions used to determine the net periodic pension and other postretirement benefit costs were as follows:

	Pension Benefit Plans
	U.S. Plans	Non-U.S. Plans	Other Postretirement Benefit Plans
Year Ended December 31
2018
Discount rate in effect for determining service cost	3.62%	3.97%	2.84%
Discount rate in effect for determining interest cost	3.27%	2.55%	2.62%
Rate of compensation increase	4.00%	3.46%	N/A
Expected long-term rate of return on plan assets	7.00%	4.32%	2.59%
Interest crediting rate	4.10%
2017
Discount rate in effect for determining service cost	4.20%	3.55%	2.84%
Discount rate in effect for determining interest cost	3.53%	2.61%	2.44%
Rate of compensation increase	4.00%	3.57%	N/A
Expected long-term rate of return on plan assets	7.00%	4.23%	3.00%
Interest crediting rate	4.10%
2016
Discount rate in effect for determining service cost	4.38%	3.85%	4.32%
Discount rate in effect for determining interest cost	3.59%	3.44%	4.02%
Rate of compensation increase	4.00%	3.33%	N/A
Expected long-term rate of return on plan assets	7.00%	4.79%	6.34%
Interest crediting rate	4.10%

The weighted-average healthcare cost trend rate assumptions used to measure the expected cost of healthcare benefits were as follows:

	U.S. Plans			Non-U.S. Plans
	2018	2017	2016	2018	2017	2016
Healthcare cost trend rate	6.68%	7.01%	7.28%	6.29%	6.61%	6.61%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2038	2038	2038	2029	2029	2029

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following tables present the fair values of the pension plan assets, by valuation hierarchy. For additional information on how we classify these assets within the valuation hierarchy, refer to Note 3 to the Consolidated financial statements.

December 31, 2018	Pension Benefit Plans
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
U.S. Plans:
Short-term investments	$10	$74	$—	$84
U.S. Treasury and agency	433	82	—	515
Foreign and corporate bonds	—	641	—	641
Equity securities	1,050	—	—	1,050
Total U.S. Plan assets (1)	$1,493	$797	$—	$2,290
Non-U.S. Plans:
Short-term investments	$7	$—	$—	$7
Foreign and corporate bonds	—	418	—	418
Equity securities	103	371	—	474
Total Non-U.S. Plan assets (1)	$110	$789	$—	$899

(1)	Excluded from the table above are $494 million and $109 million of other investments measured using NAV as a practical expedient related to the U.S. Plans and Non-U.S. Plans, respectively.

December 31, 2017	Pension Benefit Plans
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
U.S. Plans:
Short-term investments	$9	$52	$—	$61
U.S. Treasury and agency	446	79	—	525
Foreign and corporate bonds	—	692	—	692
Equity securities	1,154	—	—	1,154
Total U.S. Plan assets (1)	$1,609	$823	$—	$2,432
Non-U.S. Plans:
Short-term investments	$5	$—	$—	$5
Foreign and corporate bonds	—	456	—	456
Equity securities	122	492	—	614
Total Non-U.S. Plan assets (1)	$127	$948	$—	$1,075

(1)	Excluded from the table above are $677 million and $95 million of other investments measured using NAV as a practical expedient related to the U.S. Plans and Non-U.S. Plans, respectively.

We had other postretirement benefit plan assets of $143 million and $157 million at December 31, 2018 and 2017, respectively, all of which are held in equity securities and categorized as Level 1.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Benefit payments were $209 million and $200 million for the years ended December 31, 2018 and 2017, respectively. Expected future payments are as follows:

	Pension Benefit Plans		Other Postretirement Benefit Plans
For the years ending December 31	U.S. Plans	Non-U.S. Plans
(in millions of U.S. dollars)
2019	$140	$26	$18
2020	148	28	19
2021	155	27	21
2022	162	26	22
2023	168	28	18
2024-2028	909	155	19

Defined contribution plans (including 401(k))
Under these plans, employees' contributions may be supplemented by Chubb matching contributions based on the level of employee contribution. These contributions are invested at the election of each employee in one or more of several investment portfolios offered by a third-party investment advisor. Expenses for these plans totaled $171 million, $166 million, and $150 million for the years ended December 31, 2018, 2017, and 2016, respectively.

13. Other (income) expense

	Year Ended December 31
(in millions of U.S. dollars)	2018	2017	2016
Equity in net (income) loss of partially-owned entities	$(514)	$(418)	$(264)
(Gains) losses from fair value changes in separate account assets (1)	38	(97)	(11)
One-time contribution to the Chubb Charitable Foundation	—	50	—
Federal excise and capital taxes	12	35	19
Other	30	30	34
Other (income) expense	$(434)	$(400)	$(222)

(1)	Related to (gains) losses from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP.

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

14. Segment information

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

•
The North America Commercial P&C Insurance segment includes the business written by Chubb divisions that provide property and casualty (P&C) insurance and services to large, middle market and small commercial businesses in the U.S., Canada, and Bermuda. This segment includes our retail divisions: Major Accounts, Commercial Insurance, including Small Commercial Insurance; and our wholesale and specialty divisions: Westchester and Chubb Bermuda. These divisions write a variety of coverages, including traditional commercial property, marine, general casualty, workers’ compensation, package policies, and risk management; specialty categories such as professional lines, marine, construction, environmental, medical, cyber risk, surety, and excess casualty; as well as group accident and health (A&H) insurance.

•
The North America Personal P&C Insurance segment includes the business written by Chubb Personal Risk Services division, which includes high net worth personal lines business, with operations in the U.S. and Canada. This segment provides affluent and high net worth individuals and families with homeowners, automobile and collector cars, valuable articles (including fine arts), personal and excess liability, travel insurance, and recreational marine insurance and services.

•
The North America Agricultural Insurance segment includes the business written by Rain and Hail Insurance Service, Inc. in the U.S. and Canada, which provides comprehensive multiple peril crop insurance (MPCI) and crop-hail insurance, and Chubb Agribusiness, which offers farm and ranch property as well as specialty P&C coverages, including commercial agriculture products.

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

In addition, revenue and expenses managed at the corporate level, including realized gains and losses, interest expense, the non-operating income of our partially-owned entities, and income taxes are reported within Corporate. Chubb integration expenses and other merger-related expenses (both included in Chubb integration expenses in the Consolidated statements of operations), and the one-time benefit recorded in 2016 related to the harmonization of our U.S. pension plans, are also reported within Corporate. Chubb integration expenses are one-time costs that are directly attributable to the achievement of the annualized savings, including employee severance, third-party consulting fees, and systems integration expenses. Other merger-related expenses are one-time costs directly attributable to the merger, including rebranding, employee retention costs and other professional and legal fees related to the Chubb Corp acquisition. These items will not be allocated to the segment level as they are one-time in nature and are not related to the ongoing business activities of the segment. The Chief Executive Officer does not manage segment results or allocate resources to segments when considering these costs and they are therefore

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

excluded from our definition of segment income. Therefore, segment income will only include underwriting income, net investment income, and other operating income and expense items such as each segment's share of the operating income (loss) related to partially-owned entities and miscellaneous income and expense items for which the segments are held accountable. Segment income also includes amortization of purchased intangibles related to business combination intangible assets acquired by the segment and other purchase accounting related intangible assets, including agency relationships, renewal rights, and client lists. The amortization of intangible assets purchased as part of the Chubb Corp acquisition is considered a Corporate cost as these are incurred by the overall company. We determined that this definition of segment income is appropriate and aligns with how the business is managed. We continue to evaluate our segments as our business continues to evolve and may further refine our segments and segment income measures.

For segment reporting purposes, certain items are presented in a different manner below than in the consolidated financial statements. Management uses underwriting income as the main measures of segment performance. Chubb calculates underwriting income by subtracting Losses and loss expenses, Policy benefits, Policy acquisition costs, and Administrative expenses from Net premiums earned. To calculate segment income, include Net investment income, Other (income) expense, and Amortization of purchased intangibles. For the North America Agricultural Insurance segment, management includes gains and losses on crop derivatives as a component of underwriting income. For example, for the year ended December 31, 2018, underwriting income in our North America Agricultural Insurance segment was $385 million. This amount includes $3 million of realized losses related to crop derivatives which are reported in Net realized gains (losses) in the Corporate column below.

For the Life Insurance segment, management includes Net investment income and (Gains) losses from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP as components of Life Insurance underwriting income. For example, for the year ended December 31, 2018, Life Insurance underwriting income of $298 million includes Net investment income of $341 million and losses from fair value changes in separate account assets of $38 million. The losses from fair value changes in separate account assets are reported in Other (income) expense in the table below.

The following tables present the Statement of Operations by segment:

For the Year Ended December 31, 2018 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Chubb Consolidated
Net premiums written	$12,485	$4,674	$1,577	$8,902	$671	$2,270	$—	$30,579
Net premiums earned	12,402	4,593	1,569	8,612	670	2,218	—	30,064
Losses and loss expenses	8,000	3,229	1,111	4,429	479	766	53	18,067
Policy benefits	—	—	—	—	—	590	—	590
Policy acquisition costs	1,829	939	79	2,346	162	557	—	5,912
Administrative expenses	966	269	(9)	1,014	41	310	295	2,886
Underwriting income (loss)	1,607	156	388	823	(12)	(5)	(348)	2,609
Net investment income (loss)	2,033	236	28	619	257	341	(209)	3,305
Other (income) expense	(25)	1	2	—	(32)	26	(406)	(434)
Amortization expense of purchased intangibles	—	13	28	41	—	2	255	339
Segment income (loss)	$3,665	$378	$386	$1,401	$277	$308	$(406)	$6,009
Net realized gains (losses) including OTTI							(652)	(652)
Interest expense							641	641
Chubb integration expenses							59	59
Income tax expense							695	695
Net income (loss)							$(2,453)	$3,962

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

For the Year Ended December 31, 2017 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Chubb Consolidated
Net premiums written	$12,019	$4,533	$1,516	$8,350	$685	$2,141	$—	$29,244
Net premiums earned	12,191	4,399	1,508	8,131	704	2,101	—	29,034
Losses and loss expenses	8,287	3,265	1,036	4,281	561	739	285	18,454
Policy benefits	—	—	—	—	—	676	—	676
Policy acquisition costs	1,873	899	81	2,221	177	530	—	5,781
Administrative expenses	981	264	(8)	982	44	303	267	2,833
Underwriting income (loss)	1,050	(29)	399	647	(78)	(147)	(552)	1,290
Net investment income (loss)	1,961	226	25	610	273	313	(283)	3,125
Other (income) expense	1	4	2	(4)	(1)	(84)	(318)	(400)
Amortization expense of purchased intangibles	—	16	29	45	—	2	168	260
Segment income (loss)	$3,010	$177	$393	$1,216	$196	$248	$(685)	$4,555
Net realized gains (losses) including OTTI							84	84
Interest expense							607	607
Chubb integration expense							310	310
Income tax benefit							(139)	(139)
Net income (loss)							$(1,379)	$3,861

For the Year Ended December 31, 2016 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Chubb Consolidated
Net premiums written	$11,740	$4,153	$1,328	$8,124	$676	$2,124	$—	$28,145
Net premiums earned	12,217	4,319	1,316	8,132	710	2,055	—	28,749
Losses and loss expenses	7,439	2,558	893	4,005	325	663	169	16,052
Policy benefits	—	—	—	—	—	588	—	588
Policy acquisition costs	2,023	966	83	2,136	187	509	—	5,904
Administrative expenses	1,125	363	(6)	1,057	52	307	183	3,081
Underwriting income (loss)	1,630	432	346	934	146	(12)	(352)	3,124
Net investment income (loss)	1,860	207	20	600	263	283	(368)	2,865
Other (income) expense	(2)	6	1	(11)	(4)	5	(217)	(222)
Amortization expense (benefit) of purchased intangibles	—	19	29	48	—	3	(80)	19
Segment income (loss)	$3,492	$614	$336	$1,497	$413	$263	$(423)	$6,192
Net realized gains (losses) including OTTI							(145)	(145)
Interest expense							605	605
Chubb Integration Expense							492	492
Income tax expense							815	815
Net income (loss)							$(2,480)	$4,135
Underwriting assets are reviewed in total by management for purposes of decision-making. Other than Unpaid losses and loss expenses, Reinsurance recoverables, Goodwill and Other intangible assets, Chubb does not allocate assets to its segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following table presents net premiums earned for each segment by line of business:

	For the Year Ended December 31
(in millions of U.S. dollars)	2018	2017	2016
North America Commercial P&C Insurance
Property & other short-tail lines	$1,861	$1,899	$1,963
Casualty & all other	9,773	9,554	9,552
A&H	768	738	702
Total North America Commercial P&C Insurance	12,402	12,191	12,217
North America Personal P&C Insurance
Personal automobile	803	742	699
Personal homeowners	3,127	3,014	3,007
Personal other	663	643	613
Total North America Personal P&C Insurance	4,593	4,399	4,319
North America Agricultural Insurance	1,569	1,508	1,316
Overseas General Insurance
Property & other short-tail lines	2,134	2,076	2,133
Casualty & all other	2,429	2,266	2,177
Personal lines	1,784	1,609	1,626
A&H	2,265	2,180	2,196
Total Overseas General Insurance	8,612	8,131	8,132
Global Reinsurance
Property & other short-tail lines	123	132	118
Property catastrophe	170	198	185
Casualty & all other	377	374	407
Total Global Reinsurance	670	704	710
Life Insurance
Life	1,022	980	1,002
A&H	1,196	1,121	1,053
Total Life Insurance	2,218	2,101	2,055
Total net premiums earned	$30,064	$29,034	$28,749

The following table presents net premiums earned by geographic region. Allocations have been made on the basis of location of risk:

	North America	Europe (1)	Asia Pacific / Far East	Latin America
2018	70%	11%	12%	7%
2017	70%	11%	12%	7%
2016	70%	12%	11%	7%

(1)	Europe includes Eurasia and Africa regions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

15. Earnings per share

	Year Ended December 31
(in millions of U.S. dollars, except share and per share data)	2018	2017	2016
Numerator:
Net income	$3,962	$3,861	$4,135
Denominator:
Denominator for basic earnings per share:
Weighted-average shares outstanding	463,629,203	467,145,716	462,519,789
Denominator for diluted earnings per share:
Share-based compensation plans	3,173,145	4,051,185	3,429,610
Weighted-average shares outstanding and assumed conversions	466,802,348	471,196,901	465,949,399
Basic earnings per share	$8.55	$8.26	$8.94
Diluted earnings per share	$8.49	$8.19	$8.87
Potential anti-dilutive share conversions	3,543,188	1,776,025	1,206,828

Excluded from weighted-average shares outstanding and assumed conversions is the impact of securities that would have been anti-dilutive during the respective years.

16. Related party transactions

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

Certain agency agreements also contain a profit-sharing arrangement based on loss ratios, triggered if Starr underwrites a minimum of $20 million of annual program business net premiums written on our behalf. No profit share commission has been payable yet under this arrangement. Another agency agreement contains a profit-sharing arrangement based on the earned premiums for the business underwritten by Starr (excluding workers’ compensation) and the reinsurance recoveries associated with excess of loss reinsurance agreements placed by Starr for the business underwritten. No profit share commission under this arrangement has been payable yet. Transactions generated under Starr agreements were as follows:

	Year Ended December 31
(in millions of U.S. dollars)	2018	2017	2016
Consolidated statement of operations
Gross premiums written	$411	$464	$658
Ceded premiums written	$188	$175	$208
Commissions paid	$84	$101	$145
Commissions received	$42	$37	$56
Losses and loss expenses incurred	$188	$438	$313
Consolidated balance sheets
Reinsurance recoverable on losses and loss expenses	$514	$557
Ceded reinsurance premium payable	$75	$44

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

ABR Re
We own 11.7 percent of the common equity of ABR Reinsurance Capital Holdings Ltd. and warrants to acquire 0.5 percent of additional equity. ABR Reinsurance Capital Holdings Ltd., is the parent company of ABR Reinsurance Ltd. (ABR Re), an independent reinsurance company. Through long-term arrangements, Chubb will be the sole source of reinsurance risks ceded to ABR Re, and BlackRock, Inc. will be ABR Re’s exclusive investment management service provider. As an investor, Chubb is expected to benefit from underwriting profit generated by ABR Re’s reinsuring a wide range of Chubb’s primary insurance business and the income and capital appreciation BlackRock, Inc. seeks to deliver through its investment management services. In addition, Chubb has entered into an arrangement with BlackRock, Inc. under which both Chubb and BlackRock, Inc. will be entitled to an equal share of the aggregate amount of certain fees, including underwriting and investment management performance related fees, in connection with their respective reinsurance and investment management arrangements with ABR Re.

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

Transactions generated under ABR Re agreements were as follows:

	Year Ended December 31
(in millions of U.S. dollars)	2018	2017	2016
Consolidated statement of operations
Ceded premiums written	$329	$342	$288
Commissions received	$96	$94	$66
Consolidated balance sheets
Reinsurance recoverable on losses and loss expenses	$557	$365
Ceded reinsurance premium payable	$47	$51

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

17. Statutory financial information

Our subsidiaries file financial statements prepared in accordance with statutory accounting practices prescribed or permitted by insurance regulators. Statutory accounting differs from GAAP in the reporting of certain reinsurance contracts, investments, subsidiaries, acquisition expenses, fixed assets, deferred income taxes, and certain other items. Some jurisdictions impose complex regulatory requirements on insurance companies while other jurisdictions impose fewer requirements. In some jurisdictions, we must obtain licenses issued by governmental authorities to conduct local insurance business. These licenses may be subject to reserves and minimum capital and solvency tests. Jurisdictions may impose fines, censure, and/or criminal sanctions for violation of regulatory requirements. The 2018 amounts below are based on estimates.

Chubb's insurance and reinsurance subsidiaries are subject to insurance laws and regulations in the jurisdictions in which they operate. These regulations include restrictions that limit the amount of dividends or other distributions, such as loans or cash advances, available to shareholders without prior approval of the local insurance regulatory authorities. The amount of dividends available to be paid in 2019 without prior approval totals $6.1 billion.

The statutory capital and surplus of our insurance subsidiaries met regulatory requirements for 2018, 2017, and 2016. The minimum amounts of statutory capital and surplus necessary to satisfy regulatory requirements was $25.9 billion and $23.9 billion for December 31, 2018 and 2017, respectively. These minimum regulatory capital requirements were significantly lower than the corresponding amounts required by the rating agencies which review Chubb’s insurance and reinsurance subsidiaries.

The following tables present the combined statutory capital and surplus and statutory net income (loss) of our Property and casualty and Life subsidiaries:

	December 31
(in millions of U.S. dollars)	2018	2017
Statutory capital and surplus
Property and casualty	$40,985	$39,927
Life	$1,310	$1,515

	Year Ended December 31
(in millions of U.S. dollars)	2018	2017	2016
Statutory net income (loss)
Property and casualty	$7,499	$8,178	$6,903
Life	$(111)	$49	$55

Several insurance subsidiaries follow accounting practices prescribed or permitted by the jurisdiction of domicile that differ from the applicable local statutory practice. The application of prescribed or permitted accounting practices does not have a material impact on Chubb's statutory surplus and income. As prescribed by the Restructuring discussed previously in Note 6, certain of our U.S. subsidiaries discount certain A&E liabilities, which increased statutory capital and surplus by approximately $160 million and $169 million at December 31, 2018 and 2017, respectively.

Federal Insurance Company (Federal), a direct subsidiary of Chubb INA Holdings Inc., has a permitted practice granted by the Indiana Department of Insurance that relates to its investments in foreign subsidiaries and affiliates. Under Statement of Statutory Accounting Principles No. 97, Investments in Subsidiary, Controlled and Affiliated Entities, A Replacement of SSAP No. 88, in order for a reporting entity to admit its investments in foreign subsidiaries and affiliates, audited financial statements of the subsidiary or affiliate must be obtained to support the carrying value. Such financial statements must be prepared in accordance with U.S. GAAP, or alternatively, in accordance with the local statutory requirements in the subsidiary’s or affiliate’s country of domicile, with an audited footnote reconciliation of net income and shareholder’s equity as reported to a U.S. GAAP basis. With the explicit permission of the Indiana Department of Insurance, Federal obtains audited financial statements for its admitted foreign subsidiaries and affiliates, which had an aggregate carrying value of approximately $183 million and $156 million at December 31, 2018 and 2017, respectively, prepared in accordance with their respective local statutory requirements and supplemented with a separate unaudited reconciliation of shareholder’s equity as reported to a U.S. GAAP basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

18. Information provided in connection with outstanding debt of subsidiaries

The following tables present condensed consolidating financial information at December 31, 2018 and December 31, 2017, and for the years ended December 31, 2018, 2017, and 2016 for Chubb Limited (Parent Guarantor) and Chubb INA Holdings Inc. (Subsidiary Issuer). The Subsidiary Issuer is an indirect 100 percent-owned subsidiary of the Parent Guarantor. The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer. Condensed consolidating financial information of the Parent Guarantor and Subsidiary Issuer are presented on the equity method of accounting. The revenues and expenses and cash flows of the subsidiaries of the Subsidiary Issuer are presented in the Other Chubb Limited Subsidiaries column on a combined basis.

Condensed Consolidating Balance Sheet at December 31, 2018

(in millions of U.S. dollars)	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
Assets
Investments	$—	$214	$100,754	$—	$100,968
Cash (1)	1	2	1,896	(652)	1,247
Restricted Cash	—	—	93	—	93
Insurance and reinsurance balances receivable	—	—	11,861	(1,786)	10,075
Reinsurance recoverable on losses and loss expenses	—	—	26,422	(10,429)	15,993
Reinsurance recoverable on policy benefits	—	—	306	(104)	202
Value of business acquired	—	—	295	—	295
Goodwill and other intangible assets	—	—	21,414	—	21,414
Investments in subsidiaries	43,531	50,209	—	(93,740)	—
Due from subsidiaries and affiliates, net	7,074	—	598	(7,672)	—
Other assets	3	1,007	18,102	(1,628)	17,484
Total assets	$50,609	$51,432	$181,741	$(116,011)	$167,771
Liabilities
Unpaid losses and loss expenses	$—	$—	$72,857	$(9,897)	$62,960
Unearned premiums	—	—	16,611	(1,079)	15,532
Future policy benefits	—	—	5,610	(104)	5,506
Due to subsidiaries and affiliates, net	—	7,672	—	(7,672)	—
Affiliated notional cash pooling programs(1)	35	617	—	(652)	—
Repurchase agreements	—	—	1,418	—	1,418
Short-term debt	—	500	9	—	509
Long-term debt	—	12,086	1	—	12,087
Trust preferred securities	—	308	—	—	308
Other liabilities	262	2,545	19,199	(2,867)	19,139
Total liabilities	297	23,728	115,705	(22,271)	117,459
Total shareholders’ equity	50,312	27,704	66,036	(93,740)	50,312
Total liabilities and shareholders’ equity	$50,609	$51,432	$181,741	$(116,011)	$167,771

(1)
Chubb maintains two notional multicurrency cash pools (Pools) with a third-party bank. Refer to Note 1 f) for additional information. At December 31, 2018, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

For the Year Ended December 31, 2018	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$—	$30,579	$—	$30,579
Net premiums earned	—	—	30,064	—	30,064
Net investment income	6	13	3,286	—	3,305
Equity in earnings of subsidiaries	3,753	2,578	—	(6,331)	—
Net realized gains (losses) including OTTI	—	117	(769)	—	(652)
Losses and loss expenses	—	—	18,067	—	18,067
Policy benefits	—	—	590	—	590
Policy acquisition costs and administrative expenses	87	(58)	8,769	—	8,798
Interest (income) expense	(299)	806	134	—	641
Other (income) expense	(24)	26	(436)	—	(434)
Amortization of purchased intangibles	—	—	339	—	339
Chubb integration expenses	14	1	44	—	59
Income tax expense (benefit)	19	(148)	824	—	695
Net income	$3,962	$2,081	$4,250	$(6,331)	$3,962
Comprehensive income (loss)	$1,242	$(27)	$1,808	$(1,781)	$1,242
Condensed Consolidating Statements of Operations and Comprehensive Income

For the Year Ended December 31, 2017	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$—	$29,244	$—	$29,244
Net premiums earned	—	—	29,034	—	29,034
Net investment income	4	14	3,107	—	3,125
Equity in earnings of subsidiaries	3,640	2,424	—	(6,064)	—
Net realized gains (losses) including OTTI	—	(25)	109	—	84
Losses and loss expenses	—	—	18,454	—	18,454
Policy benefits	—	—	676	—	676
Policy acquisition costs and administrative expenses	75	40	8,499	—	8,614
Interest (income) expense	(332)	847	92	—	607
Other (income) expense	(12)	93	(481)	—	(400)
Amortization of purchased intangibles	—	—	260	—	260
Chubb integration expenses	32	69	209	—	310
Income tax expense (benefit)	20	(742)	583	—	(139)
Net income	$3,861	$2,106	$3,958	$(6,064)	$3,861
Comprehensive income	$4,718	$3,075	$4,430	$(7,505)	$4,718

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Condensed Consolidating Statements of Operations and Comprehensive Income

For the Year Ended December 31, 2016	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$—	$28,145	$—	$28,145
Net premiums earned	—	—	28,749	—	28,749
Net investment income	3	11	2,851	—	2,865
Equity in earnings of subsidiaries	3,901	2,555	—	(6,456)	—
Net realized gains (losses) including OTTI	—	3	(148)	—	(145)
Losses and loss expenses	—	—	16,052	—	16,052
Policy benefits	—	—	588	—	588
Policy acquisition costs and administrative expenses	64	82	8,839	—	8,985
Interest (income) expense	(353)	908	50	—	605
Other (income) expense	(25)	35	(232)	—	(222)
Amortization of purchased intangibles	—	—	19	—	19
Chubb integration expenses	62	126	304	—	492
Income tax expense (benefit)	21	(416)	1,210	—	815
Net income	$4,135	$1,834	$4,622	$(6,456)	$4,135
Comprehensive income	$4,556	$2,001	$5,045	$(7,046)	$4,556

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2018	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations		Chubb Limited Consolidated
(in millions of U.S. dollars)
Net cash flows from operating activities	$256	$4,654	$5,878	$(5,308)		$5,480
Cash flows from investing activities
Purchases of fixed maturities available for sale	—	(38)	(24,697)	—		(24,735)
Purchases of fixed maturities held to maturity	—	—	(456)	—		(456)
Purchases of equity securities	—	—	(207)	—		(207)
Sales of fixed maturities available for sale	—	11	14,019	—		14,030
Sales of equity securities	—	—	315	—		315
Maturities and redemptions of fixed maturities available for sale	—	17	7,335	—		7,352
Maturities and redemptions of fixed maturities held to maturity	—	—	1,124	—		1,124
Net change in short-term investments	—	3	513	—		516
Net derivative instruments settlements	—	(7)	23	—		16
Private equity contribution	—	—	(1,337)	—		(1,337)
Private equity distribution	—	—	980	—		980
Capital contribution	(1,475)	(3,550)	—	5,025		—
Other	—	(18)	(515)	—		(533)
Net cash flows used for investing activities	(1,475)	(3,582)	(2,903)	5,025		(2,935)
Cash flows from financing activities
Dividends paid on Common Shares	(1,337)	—	—	—		(1,337)
Common Shares repurchased	—	—	(1,044)	—		(1,044)
Proceeds from issuance of long-term debt	—	2,171	—	—	—	2,171
Proceeds from issuance of repurchase agreements	—	—	2,029	—		2,029
Repayment of long-term debt	—	(2,000)	(1)	—		(2,001)
Repayment of repurchase agreements	—	—	(2,019)	—		(2,019)
Proceeds from share-based compensation plans	—	—	115	—		115
Advances (to) from affiliates	2,519	(1,744)	(775)	—		—
Dividends to parent company	—	—	(5,308)	5,308		—
Capital contribution	—	—	5,025	(5,025)		—
Net payments to affiliated notional cash pooling programs(1)	35	502	—	(537)		—
Policyholder contract deposits	—	—	453	—		453
Policyholder contract withdrawals	—	—	(358)	—		(358)
Net cash flows from (used for) financing activities	1,217	(1,071)	(1,883)	(254)		(1,991)
Effect of foreign currency rate changes on cash and restricted cash	—	—	(65)	—		(65)
Net increase (decrease) in cash and restricted cash	(2)	1	1,027	(537)		489
Cash and restricted cash – beginning of year(1)	3	1	962	(115)		851
Cash and restricted cash – end of year(1)	$1	$2	$1,989	$(652)		$1,340

(1)
Chubb maintains two notional multi-currency cash pools (Pools) with a third-party bank. Refer to Note 1 f) for additional information. At December 31, 2018 and 2017, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2017	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
(in millions of U.S. dollars)
Net cash flows from operating activities	$781	$1,648	$4,598	$(2,524)	$4,503
Cash flows from investing activities
Purchases of fixed maturities available for sale	—	(9)	(25,738)	—	(25,747)
Purchases of fixed maturities held to maturity	—	—	(352)	—	(352)
Purchases of equity securities	—	—	(173)	—	(173)
Sales of fixed maturities available for sale	—	99	13,156	—	13,255
Sales of equity securities	—	—	187	—	187
Maturities and redemptions of fixed maturities available for sale	—	29	10,396	—	10,425
Maturities and redemptions of fixed maturities held to maturity	—	—	879	—	879
Net change in short-term investments	—	189	(726)	—	(537)
Net derivative instruments settlements	—	(15)	(250)	—	(265)
Private equity contributions	—	—	(648)	—	(648)
Private equity distributions	—	—	1,084	—	1,084
Other	—	(10)	(520)	—	(530)
Net cash flows from (used for) investing activities	—	283	(2,705)	—	(2,422)
Cash flows from financing activities
Dividends paid on Common Shares	(1,308)	—	—	—	(1,308)
Common Shares repurchased	—	—	(801)	—	(801)
Proceeds from issuance of long-term debt	—	—	—	—	—
Proceeds from issuance of repurchase agreements	—	—	2,353	—	2,353
Repayment of long-term debt	—	(500)	(1)	—	(501)
Repayment of repurchase agreements	—	—	(2,348)	—	(2,348)
Proceeds from share-based compensation plans	—	—	151	—	151
Advances (to) from affiliates	892	(927)	35	—	—
Dividends to parent company	—	—	(2,524)	2,524	—
Net payments to affiliated notional cash pooling programs(1)	(363)	(504)	—	867	—
Policyholder contract deposits	—	—	442	—	442
Policyholder contract withdrawals	—	—	(307)	—	(307)
Net cash flows used for financing activities	(779)	(1,931)	(3,000)	3,391	(2,319)
Effect of foreign currency rate changes on cash and restricted cash	—	—	1	—	1
Net increase (decrease) in cash and restricted cash	2	—	(1,106)	867	(237)
Cash and restricted cash – beginning of year(1)	1	1	2,068	(982)	1,088
Cash and restricted cash – end of year(1)	$3	$1	$962	$(115)	$851

(1)
Chubb maintains two notional multi-currency cash pools (Pools) with a third-party bank. Refer to Note 1 f) for additional information. At December 31, 2017 and 2016, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2016	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
(in millions of U.S. dollars)
Net cash flows from operating activities	$3,618	$4,305	$5,536	$(8,167)	$5,292
Cash flows from investing activities
Purchases of fixed maturities available for sale	—	(156)	(30,659)	—	(30,815)
Purchases of fixed maturities held to maturity	—	—	(282)	—	(282)
Purchases of equity securities	—	—	(146)	—	(146)
Sales of fixed maturities available for sale	—	66	16,611	—	16,677
Sales of equity securities	—	—	1,000	—	1,000
Maturities and redemptions of fixed maturities available for sale	—	66	9,283	—	9,349
Maturities and redemptions of fixed maturities held to maturity	—	—	958	—	958
Net change in short-term investments	—	7,943	4,407	—	12,350
Net derivative instruments settlements	—	(9)	(159)	—	(168)
Private equity contributions	—	—	(553)	—	(553)
Private equity distributions	—	—	958	—	958
Acquisition of subsidiaries (net of cash acquired of $71)	—	(14,282)	34	—	(14,248)
Capital contribution	(2,330)	(215)	(2,330)	4,875	—
Other	—	(3)	(399)	—	(402)
Net cash flows used for investing activities	(2,330)	(6,590)	(1,277)	4,875	(5,322)
Cash flows from financing activities
Dividends paid on Common Shares	(1,173)	—	—	—	(1,173)
Proceeds from issuance of repurchase agreements	—	—	2,310	—	2,310
Repayment of repurchase agreements	—	—	(2,311)	—	(2,311)
Proceeds from share-based compensation plans	—	—	167	—	167
Advances (to) from affiliates	404	(572)	168	—	—
Dividends to parent company	—	—	(8,167)	8,167	—
Capital contribution	—	2,330	2,545	(4,875)	—
Net proceeds from (payments to) affiliated notional cash pooling programs(1)	(519)	530	—	(11)	—
Policyholder contract deposits	—	—	522	—	522
Policyholder contract withdrawals	—	—	(253)	—	(253)
Other	—	(4)	—	—	(4)
Net cash flows (used for) from financing activities	(1,288)	2,284	(5,019)	3,281	(742)
Effect of foreign currency rate changes on cash and restricted cash	—	—	(25)	—	(25)
Net increase (decrease) in cash and restricted cash	—	(1)	(785)	(11)	(797)
Cash and restricted cash – beginning of year(1)	1	2	2,853	(971)	1,885
Cash and restricted cash – end of year(1)	$1	$1	$2,068	$(982)	$1,088

(1)
Chubb maintains two notional multi-currency cash pools (Pools) with a third-party bank. Refer to Note 1 f) for additional information. At December 31, 2016 and 2015, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

19. Condensed unaudited quarterly financial data

	Three Months Ended
	March 31	June 30	September 30	December 31
(in millions of U.S. dollars, except per share data)	2018	2018	2018	2018
Net premiums earned	$7,027	$7,664	$7,908	$7,465
Net investment income	806	828	823	848
Net realized gains (losses) including OTTI	(2)	18	19	(687)
Total revenues	$7,831	$8,510	$8,750	$7,626
Losses and loss expenses	$4,102	$4,487	$4,868	$4,610
Policy benefits	$151	$150	$127	$162
Net income	$1,082	$1,294	$1,231	$355
Basic earnings per share	$2.32	$2.78	$2.66	$0.77
Diluted earnings per share	$2.30	$2.76	$2.64	$0.76

Net income for the three months ended December 31, 2018 included after-tax catastrophe losses of $506 million.

	Three Months Ended
	March 31	June 30	September 30	December 31
(in millions of U.S. dollars, except per share data)	2017	2017	2017	2017
Net premiums earned	$6,772	$7,237	$7,807	$7,218
Net investment income	745	770	813	797
Net realized gains (losses) including OTTI	(7)	101	(10)	—
Total revenues	$7,510	$8,108	$8,610	$8,015
Losses and loss expenses	$3,789	$4,146	$6,247	$4,272
Policy benefits	$168	$163	$169	$176
Net income (loss)	$1,093	$1,305	$(70)	$1,533
Basic earnings (loss) per share	$2.33	$2.79	$(0.15)	$3.29
Diluted earnings (loss) per share	$2.31	$2.77	$(0.15)	$3.27

Net income for the three months ended September 30, 2017 included after-tax catastrophe losses of $1.5 billion. Net income for the three months ended December 31, 2017 included a one-time income tax transition benefit of $450 million related to the 2017 Tax Act. Refer to Note 7 for additional information.

SCHEDULE I
Chubb Limited and Subsidiaries

SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2018 (in millions of U.S. dollars)	Cost or Amortized Cost	Fair Value	Amount at Which Shown in the Balance Sheet
Fixed maturities available for sale
U.S. Treasury and agency	$4,158	$4,145	$4,145
Foreign	21,370	21,416	21,416
Corporate securities	27,183	26,583	26,583
Mortgage-backed securities	15,758	15,540	15,540
States, municipalities, and political subdivisions	10,854	10,786	10,786
Total fixed maturities available for sale	79,323	78,470	78,470
Fixed maturities held to maturity
U.S. Treasury and agency	1,185	1,182	1,185
Foreign	1,549	1,542	1,549
Corporate securities	2,601	2,508	2,601
Mortgage-backed securities	2,524	2,486	2,524
States, municipalities, and political subdivisions	5,576	5,541	5,576
Total fixed maturities held to maturity	13,435	13,259	13,435
Equity securities
Industrial, miscellaneous, and all other	770	770	770
Short-term investments	3,016	3,016	3,016
Other investments (1)	5,153	5,153	5,153
Total investments - other than investments in related parties	$101,697	$100,668	$100,844

(1)	Excludes $124 million of related party investments.

SCHEDULE II
Chubb Limited and Subsidiaries

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS (Parent Company Only)

	December 31	December 31
(in millions of U.S. dollars)	2018	2017
Assets
Investments in subsidiaries and affiliates on equity basis	$43,531	$41,909
Total investments	43,531	41,909
Cash	1	3
Due from subsidiaries and affiliates, net	7,074	9,639
Other assets	3	3
Total assets	$50,609	$51,554
Liabilities
Affiliated notional cash pooling programs (1)	$35	$—
Accounts payable, accrued expenses, and other liabilities	262	382
Total liabilities	297	382
Shareholders' equity
Common Shares	11,121	11,121
Common Shares in treasury	(2,618)	(1,944)
Additional paid-in capital	12,557	13,978
Retained earnings	31,700	27,474
Accumulated other comprehensive income (loss)	(2,448)	543
Total shareholders' equity	50,312	51,172
Total liabilities and shareholders' equity	$50,609	$51,554

(1)	Chubb maintains two notional multicurrency cash pools (Pools) with a third-party bank. Refer to Note 1 f) for additional information.
The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II (continued)
Chubb Limited and Subsidiaries

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF OPERATIONS (Parent Company Only)

	Year Ended December 31
(in millions of U.S. dollars)	2018	2017	2016
Revenues
Investment income, including interest income	$305	$336	$356
Equity in net income of subsidiaries and affiliates	3,753	3,640	3,901
	4,058	3,976	4,257
Expenses
Administrative and other (income) expense	63	63	39
Chubb integration expenses	14	32	62
Income tax expense	19	20	21
	96	115	122
Net income	$3,962	$3,861	$4,135
Comprehensive income	$1,242	$4,718	$4,556
The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II (continued)
Chubb Limited and Subsidiaries

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS (Parent Company Only)

	Year Ended December 31
(in millions of U.S. dollars)	2018	2017	2016
Net cash flows from operating activities (1)	$256	$781	$3,618
Cash flows from investing activities
Capital contribution	(1,475)	—	(2,330)
Net cash flows used for investing activities	(1,475)	—	(2,330)
Cash flows from financing activities
Dividends paid on Common Shares	(1,337)	(1,308)	(1,173)
Advances from affiliates	2,519	892	404
Net proceeds from (payments to) affiliated notional cash pooling programs (2)	35	(363)	(519)
Net cash flows from (used for) financing activities	1,217	(779)	(1,288)
Net increase (decrease) in cash and restricted cash	(2)	2	—
Cash and restricted cash – beginning of year	3	1	1
Cash and restricted cash – end of year	$1	$3	$1

(1)	Includes cash dividends received from subsidiaries of $75 million, $450 million, and $3.4 billion in 2018, 2017, and 2016, respectively.

(2)	Chubb maintains two notional multicurrency cash pools (Pools) with a third-party bank. Refer to Note 1 f) for additional information.
The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE IV
Chubb Limited and Subsidiaries

SUPPLEMENTAL INFORMATION CONCERNING REINSURANCE

Premiums Earned
For the years ended December 31, 2018, 2017, and 2016 (in millions of U.S. dollars, except for percentages)	Direct Amount	Ceded To Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
2018
Property and Casualty	$28,793	$6,792	$2,812	$24,813	11%
Accident and Health	4,409	342	162	4,229	4%
Life	906	85	201	1,022	20%
Total	$34,108	$7,219	$3,175	$30,064	11%
2017
Property and Casualty	$27,774	$6,650	$2,891	$24,015	12%
Accident and Health	4,167	349	221	4,039	5%
Life	841	81	220	980	22%
Total	$32,782	$7,080	$3,332	$29,034	11%
2016
Property and Casualty	$26,919	$6,407	$3,284	$23,796	14%
Accident and Health	4,047	315	219	3,951	6%
Life	845	84	241	1,002	24%
Total	$31,811	$6,806	$3,744	$28,749	13%

SCHEDULE VI
Chubb Limited and Subsidiaries

SUPPLEMENTARY INFORMATION CONCERNING PROPERTY AND CASUALTY OPERATIONS

As of and for the years ended December 31, 2018, 2017, and 2016 (in millions of U.S. dollars)
	Deferred Policy Acquisition Costs	Net Reserves for Unpaid Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Net Losses and Loss Expenses Incurred Related to		Amortization of Deferred Policy Acquisition Costs	Net Paid Losses and Loss Expenses	Net Premiums Written
						Current Year	Prior Year
2018	$3,926	$48,271	$15,532	$29,042	$3,047	$19,048	$(981)	$5,630	$18,340	$29,505
2017	$3,805	$49,165	$15,216	$28,054	$2,890	$19,391	$(937)	$5,519	$17,448	$28,225
2016	$3,537	$47,832	$14,779	$27,747	$2,656	$17,256	$(1,204)	$5,654	$15,715	$27,074