Form 10-Q
period 2019-03-31
Chubb Ltd
filed 2019-05-02
CIK 896159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐                                                NO  ☑

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, par value CHF 24.15 per share	CB	New York Stock Exchange

The number of registrant’s Common Shares (CHF 24.15 par value) outstanding as of April 18, 2019 was 457,870,731.

CHUBB LIMITED
INDEX TO FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements
CONSOLIDATED BALANCE SHEETS (Unaudited)
Chubb Limited and Subsidiaries

	March 31	December 31
(in millions of U.S. dollars, except share and per share data)	2019	2018
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost – $79,624 and $79,323) (includes hybrid financial instruments of $8 and $9)	$80,663	$78,470
Fixed maturities held to maturity, at amortized cost (fair value – $13,240 and $13,259)	13,136	13,435
Equity securities, at fair value and cost	821	770
Short-term investments, at fair value and amortized cost	3,078	3,016
Other investments, at fair value and cost	5,562	5,277
Total investments	103,260	100,968
Cash	1,271	1,247
Restricted cash	122	93
Securities lending collateral	1,861	1,926
Accrued investment income	870	883
Insurance and reinsurance balances receivable	9,826	10,075
Reinsurance recoverable on losses and loss expenses	16,137	15,993
Reinsurance recoverable on policy benefits	203	202
Deferred policy acquisition costs	5,008	4,922
Value of business acquired	289	295
Goodwill	15,328	15,271
Other intangible assets	6,091	6,143
Prepaid reinsurance premiums	2,698	2,544
Investments in partially-owned insurance companies	708	678
Other assets	7,675	6,531
Total assets	$171,347	$167,771
Liabilities
Unpaid losses and loss expenses	$63,143	$62,960
Unearned premiums	15,909	15,532
Future policy benefits	5,552	5,506
Insurance and reinsurance balances payable	6,469	6,437
Securities lending payable	1,861	1,926
Accounts payable, accrued expenses, and other liabilities	11,210	10,472
Deferred tax liabilities	541	304
Repurchase agreements	1,419	1,418
Short-term debt	509	509
Long-term debt	12,071	12,087
Trust preferred securities	308	308
Total liabilities	118,992	117,459
Commitments and contingencies
Shareholders’ equity
Common Shares (CHF 24.15 par value; 479,783,864 shares issued; 458,179,205 and 459,203,378 shares outstanding)	11,121	11,121
Common Shares in treasury (21,604,659 and 20,580,486 shares)	(2,775)	(2,618)
Additional paid-in capital	12,051	12,557
Retained earnings	32,728	31,700
Accumulated other comprehensive income (loss) (AOCI)	(770)	(2,448)
Total shareholders’ equity	52,355	50,312
Total liabilities and shareholders’ equity	$171,347	$167,771
See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended
	March 31
(in millions of U.S. dollars, except per share data)	2019	2018
Revenues
Net premiums written	$7,313	$7,104
Increase in unearned premiums	(176)	(77)
Net premiums earned	7,137	7,027
Net investment income	836	806
Net realized gains (losses):
Other-than-temporary impairment (OTTI) losses gross	(13)	(1)
Portion of OTTI losses recognized in other comprehensive income (OCI)	—	—
Net OTTI losses recognized in income	(13)	(1)
Net realized gains (losses) excluding OTTI losses	(84)	(1)
Total net realized gains (losses) (includes $(44) and $(23) reclassified from AOCI)	(97)	(2)
Total revenues	7,876	7,831
Expenses
Losses and loss expenses	4,098	4,102
Policy benefits	196	151
Policy acquisition costs	1,464	1,464
Administrative expenses	710	692
Interest expense	140	157
Other (income) expense	(39)	(47)
Amortization of purchased intangibles	76	85
Chubb integration expenses	3	10
Total expenses	6,648	6,614
Income before income tax	1,228	1,217
Income tax expense (benefit) (includes $(6) and $(3) on reclassified unrealized losses)	188	135
Net income	$1,040	$1,082
Other comprehensive income (loss)
Unrealized appreciation (depreciation)	$1,845	$(1,234)
Reclassification adjustment for net realized (gains) losses included in net income	44	23
	1,889	(1,211)
Change in:
Cumulative foreign currency translation adjustment	147	397
Postretirement benefit liability adjustment	(27)	(23)
Other comprehensive income (loss), before income tax	2,009	(837)
Income tax (expense) benefit related to OCI items	(331)	208
Other comprehensive income (loss)	1,678	(629)
Comprehensive income	$2,718	$453
Earnings per share
Basic earnings per share	$2.27	$2.32
Diluted earnings per share	$2.25	$2.30
See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2019	2018
Common Shares
Balance – beginning and end of period	$11,121	$11,121
Common Shares in treasury
Balance – beginning of period	(2,618)	(1,944)
Common Shares repurchased	(367)	—
Net shares redeemed under employee share-based compensation plans	210	217
Balance – end of period	(2,775)	(1,727)
Additional paid-in capital
Balance – beginning of period	12,557	13,978
Net shares redeemed under employee share-based compensation plans	(191)	(262)
Exercise of stock options	(34)	(16)
Share-based compensation expense	54	62
Funding of dividends declared to Retained earnings	(335)	(332)
Balance – end of period	12,051	13,430
Retained earnings
Balance – beginning of period	31,700	27,474
Cumulative effect of adoption of accounting guidance (refer to Note 1)	(12)	409
Balance – beginning of period, as adjusted	31,688	27,883
Net income	1,040	1,082
Funding of dividends declared from Additional paid-in capital	335	332
Dividends declared on Common Shares	(335)	(332)
Balance – end of period	32,728	28,965
Accumulated other comprehensive income (loss)
Net unrealized appreciation on investments
Balance – beginning of period	(545)	1,450
Cumulative effect of adoption of accounting guidance	—	(416)
Balance – beginning of period, as adjusted	(545)	1,034
Change in period, before reclassification from AOCI, net of income tax benefit (expense) of $(324) and $226	1,521	(1,008)
Amounts reclassified from AOCI, net of income tax expense of $(6) and $(3)	38	20
Change in period, net of income tax benefit (expense) of $(330) and $223	1,559	(988)
Balance – end of period	1,014	46
Cumulative foreign currency translation adjustment
Balance – beginning of period	(1,976)	(1,187)
Change in period, net of income tax expense of $(7) and $(19)	140	378
Balance – end of period	(1,836)	(809)
Postretirement benefit liability adjustment
Balance – beginning of period	73	280
Change in period, net of income tax benefit of $6 and $4	(21)	(19)
Balance – end of period	52	261
Accumulated other comprehensive income (loss)	(770)	(502)
Total shareholders’ equity	$52,355	$51,287
See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended March 31
(in millions of U.S. dollars)	2019	2018
Cash flows from operating activities
Net income	$1,040	$1,082
Adjustments to reconcile net income to net cash flows from operating activities
Net realized (gains) losses	97	2
Amortization of premiums/discounts on fixed maturities	118	155
Amortization of purchased intangibles	76	85
Deferred income taxes	(76)	(2)
Unpaid losses and loss expenses	62	(420)
Unearned premiums	274	111
Future policy benefits	41	58
Insurance and reinsurance balances payable	13	250
Accounts payable, accrued expenses, and other liabilities	(502)	(724)
Income taxes payable	266	88
Insurance and reinsurance balances receivable	278	(174)
Reinsurance recoverable	(97)	141
Deferred policy acquisition costs	(63)	(75)
Other	(205)	(26)
Net cash flows from operating activities	1,322	551
Cash flows from investing activities
Purchases of fixed maturities available for sale	(5,561)	(5,972)
Purchases of fixed maturities held to maturity	(1)	(162)
Purchases of equity securities	(49)	(55)
Sales of fixed maturities available for sale	3,287	2,562
Sales of to be announced mortgage-backed securities	6	—
Sales of equity securities	60	40
Maturities and redemptions of fixed maturities available for sale	1,831	1,865
Maturities and redemptions of fixed maturities held to maturity	280	255
Net change in short-term investments	(39)	731
Net derivative instruments settlements	(358)	39
Private equity contributions	(410)	(353)
Private equity distributions	368	201
Other	(87)	(32)
Net cash flows used for investing activities	(673)	(881)
Cash flows from financing activities
Dividends paid on Common Shares	(336)	(330)
Common Shares repurchased	(367)	(29)
Proceeds from issuance of long-term debt	—	2,175
Repayment of long-term debt	—	(300)
Proceeds from issuance of repurchase agreements	471	408
Repayment of repurchase agreements	(470)	(404)
Proceeds from share-based compensation plans	35	34
Policyholder contract deposits	115	118
Policyholder contract withdrawals	(78)	(105)
Net cash flows (used for) from financing activities	(630)	1,567
Effect of foreign currency rate changes on cash and restricted cash	34	25
Net increase in cash and restricted cash	53	1,262
Cash and restricted cash – beginning of period	1,340	851
Cash and restricted cash – end of period	$1,393	$2,113
Supplemental cash flow information
Taxes paid	$14	$93
Interest paid	$85	$82
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

The results of operations and cash flows for any interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2018 Form 10-K.

b) Restricted cash
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

The following table provides a reconciliation of cash and restricted cash reported within the Consolidated balance sheets that total to the amounts shown in the Consolidated statements of cash flows:

	March 31	December 31
(in millions of U.S. dollars)	2019	2018
Cash	$1,271	$1,247
Restricted cash	122	93
Total cash and restricted cash shown in the Consolidated statements of cash flows	$1,393	$1,340

c) Goodwill
During the three months ended March 31, 2019, Goodwill increased $57 million, primarily reflecting the impact of foreign exchange.

d) Accounting guidance adopted in 2019
Premium Amortization on Purchased Callable Debt Securities
Effective January 1, 2019, we adopted new accounting guidance on "Premium Amortization on Purchased Callable Debt Securities" for bonds held at a premium on a modified retrospective basis. The guidance requires the premium to be amortized to the earliest call date. As a result, we recorded a cumulative effect adjustment to decrease beginning retained earnings by $12 million after-tax ($15 million pre-tax). Securities held at a discount did not require an accounting change.

Lease Accounting
Effective for the quarter ended March 31, 2019, we adopted new lease accounting guidance and elected to utilize a modified retrospective approach which allowed us to initially apply the new lease standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings for 2019, with no adjustment to prior periods presented. The cumulative effect adjustment to the opening balance of retained earnings was zero. Our leases consist principally of real estate operating leases that are amortized on a straight-line basis over the term of the lease. The adoption of the updated guidance resulted in our recognizing a right-of-use asset of $608 million, which was recorded within Other assets, and a lease liability of $653 million, which was recorded within Accounts payable, accrued expenses, and other liabilities on the Consolidated balance sheet as well as de-recognizing the liability for deferred rent that was required under the previous guidance. The adoption of the new guidance did not have a material effect on our results of operations, financial condition or liquidity.

Refer to the 2018 Form 10-K for information on accounting guidance not yet adopted.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

2. Investments

a) Fixed maturities

March 31, 2019	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	OTTI Recognized in AOCI
(in millions of U.S. dollars)
Available for sale
U.S. Treasury and agency	$3,760	$50	$(19)	$3,791	$—
Foreign	21,796	658	(112)	22,342	—
Corporate securities	27,519	476	(170)	27,825	(5)
Mortgage-backed securities	16,369	173	(112)	16,430	(1)
States, municipalities, and political subdivisions	10,180	123	(28)	10,275	—
	$79,624	$1,480	$(441)	$80,663	$(6)
Held to maturity
U.S. Treasury and agency	$1,144	$11	$(3)	$1,152	$—
Foreign	1,503	34	(3)	1,534	—
Corporate securities	2,543	30	(34)	2,539	—
Mortgage-backed securities	2,484	16	(6)	2,494	—
States, municipalities, and political subdivisions	5,462	67	(8)	5,521	—
	$13,136	$158	$(54)	$13,240	$—

December 31, 2018	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	OTTI Recognized in AOCI
(in millions of U.S. dollars)
Available for sale
U.S. Treasury and agency	$4,158	$30	$(43)	$4,145	$—
Foreign	21,370	395	(349)	21,416	—
Corporate securities	27,183	150	(750)	26,583	(6)
Mortgage-backed securities	15,758	66	(284)	15,540	(1)
States, municipalities, and political subdivisions	10,854	49	(117)	10,786	—
	$79,323	$690	$(1,543)	$78,470	$(7)
Held to maturity
U.S. Treasury and agency	$1,185	$8	$(11)	$1,182	$—
Foreign	1,549	11	(18)	1,542	—
Corporate securities	2,601	11	(104)	2,508	—
Mortgage-backed securities	2,524	5	(43)	2,486	—
States, municipalities, and political subdivisions	5,576	16	(51)	5,541	—
	$13,435	$51	$(227)	$13,259	$—

As discussed in Note 2 b), if a credit loss is incurred on an impaired fixed maturity, an OTTI is considered to have occurred and the portion of the impairment not related to credit losses (non-credit OTTI) is recognized in OCI. Included in the “OTTI Recognized in AOCI” columns above are the cumulative amounts of non-credit OTTI recognized in OCI adjusted for subsequent sales, maturities, and redemptions. OTTI recognized in AOCI does not include the impact of subsequent changes in fair value of the related securities. In periods subsequent to a recognition of OTTI in OCI, changes in the fair value of the related fixed maturities are reflected in Net unrealized appreciation on investments in the Consolidated statements of shareholders’ equity. For the three months ended March 31, 2019 and 2018, $9 million of net unrealized appreciation and $4 million of net unrealized depreciation, respectively, related to such securities are included in OCI. At March 31, 2019 and December 31,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

2018, AOCI included cumulative net unrealized appreciation of $3 million and $1 million, respectively, related to securities remaining in the investment portfolio for which a non-credit OTTI was recognized.

Mortgage-backed securities (MBS) issued by U.S. government agencies are combined with all other to be announced mortgage-backed securities (TBAs) held (refer to Note 5 b) (iv)) and are included in the category, “Mortgage-backed securities”. Approximately 82 percent and 81 percent of the total mortgage-backed securities at March 31, 2019 and December 31, 2018, respectively, are represented by investments in U.S. government agency bonds. The remainder of the mortgage exposure consists of collateralized mortgage obligations and non-government mortgage-backed securities, the majority of which provide a planned structure for principal and interest payments and carry a rating of AAA by the major credit rating agencies.

The following table presents fixed maturities by contractual maturity:

		March 31		December 31
		2019		2018
(in millions of U.S. dollars)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
Due in 1 year or less	$3,776	$3,785	$3,569	$3,568
Due after 1 year through 5 years	27,308	27,593	27,134	27,005
Due after 5 years through 10 years	23,367	23,690	24,095	23,543
Due after 10 years	8,804	9,165	8,767	8,814
	63,255	64,233	63,565	62,930
Mortgage-backed securities	16,369	16,430	15,758	15,540
	$79,624	$80,663	$79,323	$78,470
Held to maturity
Due in 1 year or less	$614	$616	$536	$537
Due after 1 year through 5 years	3,111	3,125	3,122	3,106
Due after 5 years through 10 years	4,246	4,287	4,468	4,407
Due after 10 years	2,681	2,718	2,785	2,723
	10,652	10,746	10,911	10,773
Mortgage-backed securities	2,484	2,494	2,524	2,486
	$13,136	$13,240	$13,435	$13,259

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

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

For the three months ended March 31, 2019 and 2018, credit losses recognized in Net income for corporate securities were $6 million and nil, respectively.

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

For the three months ended March 31, 2019 and 2018, there were no credit losses recognized in Net income for mortgage-backed securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents the components of Net realized gains (losses):

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2019	2018
Fixed maturities:
OTTI on fixed maturities, gross and net	$(13)	$(1)
Gross realized gains excluding OTTI	27	66
Gross realized losses excluding OTTI	(58)	(88)
Total fixed maturities	(44)	(23)
Equity securities:
Gross realized gains excluding OTTI	64	10
Gross realized losses excluding OTTI	(6)	(21)
Total equity securities	58	(11)
Other investments	(44)	29
Foreign exchange gains (losses)	13	(77)
Investment and embedded derivative instruments	(130)	17
Fair value adjustments on insurance derivative	114	38
S&P futures	(63)	22
Other derivative instruments	(1)	2
Other	—	1
Net realized gains (losses) (pre-tax)	$(97)	$(2)

The following table presents a roll-forward of pre-tax credit losses related to fixed maturities for which a portion of OTTI was recognized in OCI:

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2019	2018
Balance of credit losses related to securities still held – beginning of period	$34	$22
Additions where no OTTI was previously recorded	6	—
Reductions for securities sold during the period	(8)	(7)
Balance of credit losses related to securities still held – end of period	$32	$15

c) Equity securities and Other investments
The following table presents realized gains and losses from equity securities and other investments, including both sales of securities and unrealized gains and losses from changes in fair value:

				Three Months Ended
				March 31
	2019			2018
(in millions of U.S. dollars)	Equity Securities	Other Investments	Total	Equity Securities	Other Investments	Total
Net gains (losses) recognized during the period	$58	$(44)	$14	$(11)	$29	$18
Less: Net gains (losses) recognized from sales of securities	1	(2)	(1)	10	—	10
Unrealized gains (losses) recognized for securities still held at reporting date	$57	$(42)	$15	$(21)	$29	$8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

d) Gross unrealized loss
At March 31, 2019, there were 10,095 fixed maturities out of a total of 30,335 fixed maturities in an unrealized loss position. The largest single unrealized loss in the fixed maturities was $6 million. Fixed maturities in an unrealized loss position at March 31, 2019, comprised both investment grade and below investment grade securities for which fair value declined primarily due to widening credit spreads since the date of purchase.

The following tables present, for all securities in an unrealized loss position (including securities on loan), the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	0 – 12 Months		Over 12 Months		Total
March 31, 2019	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. Treasury and agency	$68	$—	$2,298	$(22)	$2,366	$(22)
Foreign	1,346	(26)	4,228	(89)	5,574	(115)
Corporate securities	3,649	(62)	6,206	(142)	9,855	(204)
Mortgage-backed securities	388	(1)	8,974	(117)	9,362	(118)
States, municipalities, and political subdivisions	93	—	4,867	(36)	4,960	(36)
Total fixed maturities	$5,544	$(89)	$26,573	$(406)	$32,117	$(495)

	0 – 12 Months		Over 12 Months		Total
December 31, 2018	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. Treasury and agency	$523	$(4)	$2,859	$(50)	$3,382	$(54)
Foreign	6,764	(208)	5,349	(159)	12,113	(367)
Corporate securities	16,538	(599)	4,873	(255)	21,411	(854)
Mortgage-backed securities	6,103	(98)	6,913	(229)	13,016	(327)
States, municipalities, and political subdivisions	5,024	(44)	7,768	(124)	12,792	(168)
Total fixed maturities	$34,952	$(953)	$27,762	$(817)	$62,714	$(1,770)

e) Restricted assets
Chubb is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutory regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. Chubb is also required to restrict assets pledged under repurchase agreements, which represent Chubb's agreement to sell securities and repurchase them at a future date for a predetermined price. We use trust funds in certain large reinsurance transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit (LOC) requirements. We have investments in segregated portfolios primarily to provide collateral or guarantees for LOC and derivative transactions. Included in restricted assets at March 31, 2019 and December 31, 2018 are investments, primarily fixed maturities, totaling $22.0 billion and $21.0 billion, respectively, and cash of $122 million and $93 million, respectively.
The following table presents the components of restricted assets:

	March 31	December 31
(in millions of U.S. dollars)	2019	2018
Trust funds	$13,943	$13,988
Deposits with U.S. regulatory authorities	2,904	2,405
Deposits with non-U.S. regulatory authorities	2,851	2,531
Assets pledged under repurchase agreements	1,478	1,468
Other pledged assets	942	692
Total	$22,118	$21,084

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

approaching maturity and, as such, their cost approximates fair value. Short-term investments for which pricing is unobservable are classified within Level 3.

Other investments
Fair values for the majority of Other investments including investments in partially-owned investment companies, investment funds, and limited partnerships are based on their respective net asset values or equivalent (NAV) and are excluded from the fair value hierarchy table below. Certain of our long-duration contracts are supported by assets that do not qualify for separate account reporting under GAAP. These assets comprise mutual funds classified within Level 1 in the valuation hierarchy on the same basis as other equity securities traded in active markets. Other investments also include equity securities classified within Level 1, and fixed maturities, classified within Level 2, held in rabbi trusts maintained by Chubb for deferred compensation plans and supplemental retirement plans and are classified within the valuation hierarchy on the same basis as other equity securities and fixed maturities. Other investments for which pricing is unobservable are classified within Level 3.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

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

The effect of changes in key market factors on assumed lapse and annuitization rates reflect emerging trends using data available from cedants. For treaties with limited experience, rates are established in line with data received from other ceding companies adjusted, as appropriate, with industry estimates. The model and related assumptions are regularly re-evaluated by management and enhanced, as appropriate, based upon additional experience obtained related to policyholder behavior and availability of updated information such as market conditions, market participant assumptions, and demographics of in-force annuities. Because of the significant use of unobservable inputs including policyholder behavior, GLB reinsurance is classified within Level 3. For the three months ended March 31, 2019 and 2018, no material technical refinements were made to the model. For detailed information on our lapse and annuitization rate assumptions, refer to Note 3 to the Consolidated Financial Statements of our 2018 Form 10-K.

Financial instruments measured at fair value on a recurring basis, by valuation hierarchy

March 31, 2019	Level 1	Level 2	Level 3	Total
(in millions of U.S. dollars)
Assets:
Fixed maturities available for sale
U.S. Treasury and agency	$3,168	$623	$—	$3,791
Foreign	—	21,982	360	22,342
Corporate securities	—	26,483	1,342	27,825
Mortgage-backed securities	—	16,352	78	16,430
States, municipalities, and political subdivisions	—	10,275	—	10,275
	3,168	75,715	1,780	80,663
Equity securities	766	—	55	821
Short-term investments	1,785	1,293	—	3,078
Other investments (1)	411	342	11	764
Securities lending collateral	—	1,861	—	1,861
Investment derivative instruments	15	—	—	15
Other derivative instruments	7	—	—	7
Separate account assets	2,991	139	—	3,130
Total assets measured at fair value (1)	$9,143	$79,350	$1,846	$90,339
Liabilities:
Investment derivative instruments	$52	$195	$—	$247
Other derivative instruments	12	—	—	12
GLB (2)	—	—	338	338
Total liabilities measured at fair value	$64	$195	$338	$597

(1)
Excluded from the table above are partially-owned investments, investment funds, and limited partnerships of $4,464 million and other investments of $91 million at March 31, 2019 measured using NAV as a practical expedient.

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

			March 31		December 31
	Expected Liquidation Period of Underlying Assets		2019		2018
(in millions of U.S. dollars)		Fair Value	Maximum Future Funding Commitments	Fair Value	Maximum Future Funding Commitments
Financial	2 to 9 Years	$591	$188	$596	$193
Real Assets	2 to 11 Years	762	449	704	362
Distressed	2 to 7 Years	263	98	296	105
Private Credit	3 to 8 Years	134	291	147	310
Traditional	2 to 14 Years	2,331	2,573	2,362	2,735
Vintage	1 to 2 Years	125	43	56	—
Investment funds	Not Applicable	258	—	83	—
		$4,464	$3,642	$4,244	$3,705

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Investment Category:	Consists of investments in private equity funds:
Financial	targeting financial services companies, such as financial institutions and insurance services worldwide
Real Assets	targeting investments related to hard, physical assets, such as real estate, infrastructure and natural resources
Distressed	targeting distressed corporate debt/credit and equity opportunities in the U.S.
Private Credit	targeting privately originated corporate debt investments, including senior secured loans and subordinated bonds
Traditional	employing traditional private equity investment strategies, such as buyout and growth equity globally
Vintage	funds where the initial fund term has expired

Investment funds
Chubb’s investment funds employ various investment strategies, such as long/short equity and arbitrage/distressed. Included in this category are investments for which Chubb has the option to redeem at agreed upon value as described in each investment fund’s subscription agreement. Depending on the terms of the various subscription agreements, investment fund investments may be redeemed monthly, quarterly, semi-annually, or annually. If Chubb wishes to redeem an investment fund investment, it must first determine if the investment fund is still in a lock-up period (a time when Chubb cannot redeem its investment so that the investment fund manager has time to build the portfolio). If the investment fund is no longer in its lock-up period, Chubb must then notify the investment fund manager of its intention to redeem by the notification date prescribed by the subscription agreement. Subsequent to notification, the investment fund can redeem Chubb’s investment within several months of the notification. Notice periods for redemption of the investment funds range between 5 and 120 days. Chubb can redeem its investment funds without consent from the investment fund managers.

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

(in millions of U.S. dollars, except for percentages)	Fair Value		Valuation Technique	Significant Unobservable Inputs	Ranges
	March 31, 2019	December 31, 2018
GLB (1)	$338	$452	Actuarial model	Lapse rate	3% – 32%
				Annuitization rate	0% – 42%

(1)	Discussion of the most significant inputs used in the fair value measurement of GLB and the sensitivity of those assumptions is included within Note 3 a) Guaranteed living benefits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following tables present a reconciliation of the beginning and ending balances of financial instruments measured at fair value using significant unobservable inputs (Level 3):

	Assets						Liabilities
Three Months Ended	Available-for-Sale Debt Securities			Equity securities	Short-term investments	Other investments	GLB (1)
March 31, 2019	Foreign	Corporate securities	MBS
(in millions of U.S. dollars)
Balance – beginning of period	$345	$1,299	$61	$57	$1	$11	$452
Transfers into Level 3	3	5	—	—	—	—	—
Transfers out of Level 3	(15)	—	—	—	—	—	—
Change in Net Unrealized Gains (Losses) included in OCI, including foreign exchange	6	4	—	1	—	—	—
Net Realized Gains/Losses	(1)	1	—	(2)	—	—	(114)
Purchases	53	128	18	9	—	—	—
Sales	(5)	(37)	—	(10)	—	—	—
Settlements	(26)	(58)	(1)	—	(1)	—	—
Balance – end of period	$360	$1,342	$78	$55	$—	$11	$338
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$—	$—	$—	$(1)	$—	$—	$(114)

(1)
Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as Future policy benefits in the Consolidated balance sheets. The liability for GLB reinsurance was $741 million at March 31, 2019, and $861 million at December 31, 2018, which includes a fair value derivative adjustment of $338 million and 452 million, respectively.

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

Refer to the 2018 Form 10-K for information on the fair value methods and assumptions for investments in partially-owned insurance companies, short-term and long-term debt, repurchase agreements, and trust-preferred securities.

The following tables present fair value, by valuation hierarchy, and carrying value of the financial instruments not measured at fair value:

March 31, 2019	Fair Value				Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities held to maturity
U.S. Treasury and agency	$1,098	$54	$—	$1,152	$1,144
Foreign	—	1,534	—	1,534	1,503
Corporate securities	—	2,509	30	2,539	2,543
Mortgage-backed securities	—	2,494	—	2,494	2,484
States, municipalities, and political subdivisions	—	5,521	—	5,521	5,462
Total assets	$1,098	$12,112	$30	$13,240	$13,136
Liabilities:
Repurchase agreements	$—	$1,419	$—	$1,419	$1,419
Short-term debt	—	512	—	512	509
Long-term debt	—	12,719	—	12,719	12,071
Trust preferred securities	—	425	—	425	308
Total liabilities	$—	$15,075	$—	$15,075	$14,307

December 31, 2018	Fair Value				Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities held to maturity
U.S. Treasury and agency	$1,128	$54	$—	$1,182	$1,185
Foreign	—	1,542	—	1,542	1,549
Corporate securities	—	2,477	31	2,508	2,601
Mortgage-backed securities	—	2,486	—	2,486	2,524
States, municipalities, and political subdivisions	—	5,541	—	5,541	5,576
Total assets	$1,128	$12,100	$31	$13,259	$13,435
Liabilities:
Repurchase agreements	$—	$1,418	$—	$1,418	$1,418
Short-term debt	—	516	—	516	509
Long-term debt	—	12,181	—	12,181	12,087
Trust preferred securities	—	409	—	409	308
Total liabilities	$—	$14,524	$—	$14,524	$14,322

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

4. Unpaid losses and loss expenses

The following table presents a reconciliation of beginning and ending Unpaid losses and loss expenses:

	Three Months Ended March 31
(in millions of U.S. dollars)	2019	2018
Gross unpaid losses and loss expenses – beginning of period	$62,960	$63,179
Reinsurance recoverable on unpaid losses - beginning of period (1)	(14,689)	(14,014)
Net unpaid losses and loss expenses – beginning of period	48,271	49,165
Net losses and loss expenses incurred in respect of losses occurring in:
Current year	4,326	4,358
Prior years (2)	(228)	(256)
Total	4,098	4,102
Net losses and loss expenses paid in respect of losses occurring in:
Current year	785	809
Prior years	3,234	3,433
Total	4,019	4,242
Foreign currency revaluation and other	86	292
Net unpaid losses and loss expenses – end of period	48,436	49,317
Reinsurance recoverable on unpaid losses (1)	14,707	13,822
Gross unpaid losses and loss expenses – end of period	$63,143	$63,139

(1)	Net of provision for uncollectible reinsurance.

(2)
Relates to prior period loss reserve development only and excludes prior period development related to reinstatement premiums, expense adjustments and earned premiums totaling $24 million and $47 million for the three months ended March 31, 2019 and 2018, respectively.

Gross and net unpaid losses and loss expenses increased slightly in the quarter as the underlying reserve increase of $557 million was mostly offset by the favorable impact of prior period development and catastrophic and crop insurance payments in the quarter.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table summarizes (favorable) and adverse PPD by segment.

	Three Months Ended March 31
(in millions of U.S. dollars)	Long-tail	Short-tail	Total
2019
North America Commercial P&C Insurance	$(65)	$(66)	$(131)
North America Personal P&C Insurance	—	(10)	(10)
North America Agricultural Insurance	—	(61)	(61)
Overseas General Insurance	—	(4)	(4)
Global Reinsurance	(1)	(7)	(8)
Corporate	10	—	10
Total	$(56)	$(148)	$(204)
2018
North America Commercial P&C Insurance	$8	$(109)	$(101)
North America Personal P&C Insurance	—	(6)	(6)
North America Agricultural Insurance	—	(76)	(76)
Overseas General Insurance	—	(22)	(22)
Global Reinsurance	—	(14)	(14)
Corporate	10	—	10
Total	$18	$(227)	$(209)

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

North America Commercial P&C Insurance
2019
For the three months ended March 31, 2019, net favorable PPD was $131 million, which was the net result of several underlying favorable and adverse movements, and was driven by the following principal changes:

•	Net favorable development of $65 million in long-tail business, primarily from:

•
Net favorable development of $57 million in professional liability (errors & omissions and cyber), mainly in the 2015 and prior accident years where case activity was less than expected, partially offset by adverse development in the 2016 accident year, which was driven by several large adverse claim developments;

•
Net favorable development of $31 million in commercial excess and umbrella portfolios, driven by the 2013 and prior accident years, where case emergence was less than expected and greater weight was given to experience-based methods; this was partially offset by higher than expected claim activity in the 2015, 2016, and 2018 accident years which led to reserve strengthening in those years;

•
Net favorable development of $30 million in our construction workers' compensation lines, impacting accident years 2015 and prior, and was driven by both lower than expected reported development and related favorable updates to development patterns used in our loss projection methods;

•
Net adverse development of $50 million from the aggregation of general liability and automobile liability coverages within construction and wholesale portfolios, mainly impacting the 2013 through 2018 accident years, and largely the result of higher than expected reported loss development; and

•	The remaining $3 million of adverse development was due to several underlying favorable and adverse movements, none of which were significant individually or in the aggregate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

•	Net favorable development of $66 million in short-tail business, primarily from:

•	Net favorable development of $49 million in surety business, mainly in the 2017 accident year, driven by lower than expected reported loss activity; and

•
Net favorable development of $17 million was due to several underlying favorable and adverse movements, mainly driven by favorable development in A&H lines, primarily in accident years 2015 through 2017.

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

North America Personal P&C Insurance
2019
For the three months ended March 31, 2019, net favorable PPD was $10 million in homeowners and valuables reflecting favorable claim development of $132 million on the 2017 and 2018 natural catastrophes mostly offset by adverse development of $122 million for the 2018 accident year, due to elevated non-catastrophe activity.

2018
For the three months ended March 31, 2018, net favorable PPD was $6 million, and was driven by claim development on the 2017 natural catastrophes.

North America Agricultural Insurance
For the three months ended March 31, 2019 and 2018, net favorable PPD was $61 million and $76 million, respectively. Actual claim development relates to our Multiple Peril Crop Insurance (MPCI) business and is favorable due to better than expected crop yield results in certain states at the prior year-end period (i.e., 2019 results based on crop yield results at year-end 2018).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Overseas General Insurance
2019
For the three months ended March 31, 2019, net favorable PPD was $4 million, comprising of $3 million of adverse claim development on the 2018 natural catastrophes, and $7 million of favorable development, which was the net result of several underlying favorable and adverse movements, none of which were significant individually or in the aggregate.

2018
For the three months ended March 31, 2018, net favorable PPD was $22 million, which was primarily driven by $12 million of claim development on the 2017 natural catastrophes.

Global Reinsurance
2019
For the three months ended March 31, 2019, net favorable PPD was $8 million, which was the net result of several underlying favorable and adverse movements, and was driven by the following principal changes:

•	Net favorable development of $7 million in short-tail business, primarily from:

•	Favorable development of $12 million, principally driven by marine, energy and surety business primarily from a favorable court ruling on an open claim; and

•	Adverse development of $5 million in property catastrophe lines related to the 2018 natural catastrophes.

2018
For the three months ended March 31, 2018, net favorable PPD was $14 million, which was primarily driven by $10 million of claim development on the 2017 natural catastrophes.

Corporate
For the three months ended March 31, 2019 and 2018, adverse development was $10 million for both periods, principally related to unallocated loss adjustment expenses due to run-off operating expenses paid and incurred.

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

The following table presents the balance sheet locations, fair values of derivative instruments in an asset or (liability) position, and notional values/payment provisions of our derivative instruments:

			March 31, 2019			December 31, 2018
	Consolidated Balance Sheet Location	Fair Value		Notional Value/ Payment Provision	Fair Value		Notional Value/ Payment Provision
(in millions of U.S. dollars)		Derivative Asset	Derivative (Liability)		Derivative Asset	Derivative (Liability)
Investment and embedded derivative instruments:
Foreign currency forward contracts	OA / (AP)	$9	$(28)	$2,559	$15	$(19)	$2,185
Cross-currency swaps	OA / (AP)	—	—	45	—	—	45
Interest rate swaps	OA / (AP)	—	(195)	5,250	—	(115)	5,250
Options/Futures contracts on notes, bonds, and equities	OA / (AP)	6	(24)	1,080	13	(19)	1,046
Convertible securities (1)	FM AFS / ES	8	—	9	9	—	11
TBAs	FM AFS	—	—	—	6	—	6
		$23	$(247)	$8,943	$43	$(153)	$8,543
Other derivative instruments:
Futures contracts on equities (2)	OA / (AP)	$—	$(12)	$537	$23	$—	$507
Other	OA / (AP)	7	—	184	2	—	74
		$7	$(12)	$721	$25	$—	$581
GLB (3)	(AP) / (FPB)	$—	$(741)	$1,458	$—	$(861)	$1,750

(1)	Includes fair value of embedded derivatives.

(2)	Related to GMDB and GLB blocks of business.

(3)
Includes both future policy benefits reserves and fair value derivative adjustment. Note that the payment provision related to GLB is the net amount at risk. The concept of a notional value does not apply to the GLB reinsurance contracts.

At March 31, 2019 and December 31, 2018, derivative liabilities of $234 million and $95 million, respectively, included in the table above were subject to a master netting agreement. The remaining derivatives included in the table above were not subject to a master netting agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents net realized gains (losses) related to derivative instrument activity in the Consolidated statements of operations:

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2019	2018
Investment and embedded derivative instruments:
Foreign currency forward contracts	$(15)	$4
Interest rate swaps	(80)	—
All other futures contracts, options, and equities	(36)	13
Convertible securities (1)	1	—
Total investment and embedded derivative instruments	$(130)	$17
GLB and other derivative instruments:
GLB (2)	$114	$38
Futures contracts on equities (3)	(63)	22
Other	(1)	2
Total GLB and other derivative instruments	$50	$62
	$(80)	$79

(1)	Includes embedded derivatives.

(2)	Excludes foreign exchange gains (losses) related to GLB.

(3)	Related to GMDB and GLB blocks of business.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents the carrying value of collateral held under securities lending agreements by investment category and remaining contractual maturity of the underlying agreements:

	Remaining contractual maturity
	March 31	December 31
	2019	2018
(in millions of U.S. dollars)	Overnight and Continuous
Collateral held under securities lending agreements:
Cash	$846	$756
U.S. Treasury and agency	60	64
Foreign	655	795
Corporate securities	29	15
Mortgage-backed securities	47	45
Equity securities	224	251
	$1,861	$1,926
Gross amount of recognized liability for securities lending payable	$1,861	$1,926

At March 31, 2019 and December 31, 2018, our repurchase agreement obligations of $1,419 million and $1,418 million, respectively, were fully collateralized. In contrast to securities lending programs, the use of cash received is not restricted for the repurchase obligations. The fair value of the underlying securities sold remains in Fixed maturities available for sale and the repurchase agreement obligation is recorded in Repurchase agreements in the Consolidated balance sheets.

The following table presents the carrying value of collateral pledged under repurchase agreements by investment category and remaining contractual maturity of the underlying agreements:

	Remaining contractual maturity
	March 31, 2019			December 31, 2018
	Up to 30 Days	Greater than 90 Days	Total	30-90 Days	Greater than 90 Days	Total
(in millions of U.S. dollars)
Collateral pledged under repurchase agreements:
U.S. Treasury and agency	$255	$9	$264	$—	$259	$259
Mortgage-backed securities	330	884	1,214	496	713	1,209
	$585	$893	$1,478	$496	$972	$1,468
Gross amount of recognized liabilities for repurchase agreements			$1,419			$1,418
Difference (1)			$59			$50

(1)	Per the repurchase agreements, the amount of collateral posted is required to exceed the amount of gross liability.

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

d) Fixed maturities
At March 31, 2019, we have commitments to purchase fixed income securities of $792 million over the next several years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

e) Other investments
At March 31, 2019, included in Other investments in the Consolidated balance sheets are investments in limited partnerships and partially-owned investment companies with a carrying value of $4.2 billion. In connection with these investments, we have commitments that may require funding of up to $3.6 billion over the next several years.

f) Income Taxes
At March 31, 2019, $14 million of unrecognized tax benefits remain outstanding. It is reasonably possible that over the next twelve months, that the amount of unrecognized tax benefits may change resulting from the re-evaluation of unrecognized tax benefits arising from examinations by taxing authorities and the lapses of statutes of limitations. With few exceptions, Chubb is no longer subject to income tax examinations for years before 2010.

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

6. Shareholders’ equity

All of Chubb’s Common Shares are authorized under Swiss corporate law. Though the par value of Common Shares is stated in Swiss francs, Chubb continues to use U.S. dollars as its reporting currency for preparing consolidated financial statements. Under Swiss corporate law, dividends, including distributions through a reduction in par value (par value reduction) or from legal reserves, must be stated in Swiss francs though dividend payments are made by Chubb in U.S. dollars. At March 31, 2019, our Common Shares had a par value of CHF 24.15 per share.

At our May 2018 and 2017 annual general meetings, our shareholders approved an annual dividend for the following year of up to $2.92 per share and $2.84 per share, respectively, which was paid in four quarterly installments of $0.73 per share and $0.71 per share, respectively, at dates determined by the Board of Directors (Board) after the annual general meetings by way of a distribution from capital contribution reserves, transferred to free reserves for payment.

Dividend distributions per Common Share for the three months ended March 31, 2019 and 2018 were $0.73 (CHF 0.72) and $0.71 (CHF 0.66), respectively.

Common Shares in treasury are used principally for issuance upon the exercise of employee stock options, grants of restricted stock, and purchases under the Employee Stock Purchase Plan (ESPP). At March 31, 2019, 21,604,659 Common Shares remain in treasury after net shares redeemed under employee share-based compensation plans.

Chubb Limited securities repurchase authorization
In December 2017, the Board authorized a share repurchase program of $1.0 billion of Chubb's Common Shares from January 1, 2018 through December 31, 2018. In December 2018, our Board authorized the repurchase of up to $1.5 billion of Chubb's Common Shares from December 1, 2018 through December 31, 2019.

The following table presents repurchases of Chubb's Common Shares conducted in a series of open market transactions under the Board authorizations:

	Three Months Ended March 31		April 1, 2019 through May 1, 2019
(in millions of U.S. dollars, except share data)	2019	2018
Number of shares repurchased	2,753,754	—	550,000
Cost of shares repurchased	$367	$—	$77
Repurchase authorization remaining at end of period	$1,112	$1,000	$1,035

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

7. Share-based compensation

The Chubb Limited 2016 Long-Term Incentive Plan (the 2016 LTIP) permits grants of both incentive and non-qualified stock options principally at an option price per share equal to the grant date fair value of Chubb's Common Shares. Stock options are generally granted with a 3-year vesting period and a 10-year term. Stock options typically vest in equal annual installments over the respective vesting period, which is also the requisite service period. On February 28, 2019, Chubb granted 2,073,712 stock options with a weighted-average grant date fair value of $18.79 each. The fair value of the options issued is estimated on the grant date using the Black-Scholes option pricing model.

The 2016 LTIP also permits grants of service-based restricted stock and restricted stock units as well as performance-based restricted stock awards. Chubb generally grants service-based restricted stock and restricted stock units with a 4-year vesting period, based on a graded vesting schedule. Beginning in 2017, the performance-based restricted stock awards granted comprise target awards and premium awards that cliff vest at the end of a 3-year performance period based on both tangible book value (shareholders' equity less goodwill and intangible assets, net of tax) per share growth and P&C combined ratio compared to a defined group of peer companies. Premium awards are subject to an additional vesting provision based on total shareholder return compared to our peer group. The restricted stock is granted at market close price on the grant date. On February 28, 2019, Chubb granted 1,078,247 service-based restricted stock awards, 357,463 service-based restricted stock units, and 212,059 performance-based stock awards to employees and officers with a grant date fair value of $133.90 each. Each restricted stock unit represents our obligation to deliver to the holder one Common Share upon vesting.

8. Postretirement benefits

The components of net pension and other postretirement benefit costs (benefits) reflected in Net income in the Consolidated statements of operations were as follows:

	Pension Benefit Plans				Other Postretirement Benefit Plans
	2019		2018		2019	2018
Three Months Ended March 31	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
(in millions of U.S. dollars)
Service cost	$12	$3	$14	$3	$—	$—
Non-service cost:
Interest cost	30	7	26	7	1	1
Expected return on plan assets	(47)	(11)	(53)	(13)	(1)	(1)
Amortization of prior service cost	—	—	—	—	(20)	(21)
Total non-service (benefit) cost	(17)	(4)	(27)	(6)	(20)	(21)
Net periodic (benefit) cost	$(5)	$(1)	$(13)	$(3)	$(20)	$(21)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The service and non-service cost components of net periodic (benefit) cost reflected in the Consolidated statements of operations were as follows:

	Pension Benefit Plans		Other Postretirement Benefit Plans
Three Months Ended March 31	2019	2018	2019	2018
(in millions of U.S. dollars)
Service Cost:
Losses and loss expenses	$2	$2	$—	$—
Administrative expenses	13	15	—	—
Total service cost	15	17	—	—
Non-service Cost:
Losses and loss expenses	(2)	(3)	(2)	(1)
Administrative expenses	(19)	(30)	(18)	(20)
Total non-service (benefit) cost	(21)	(33)	(20)	(21)
Net periodic (benefit) cost	$(6)	$(16)	$(20)	$(21)

9. Segment information

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

For segment reporting purposes, certain items are presented in a different manner below than in the consolidated financial statements. Management uses underwriting income (loss) as the main measures of segment performance. Chubb calculates underwriting income (loss) by subtracting Losses and loss expenses, Policy benefits, Policy acquisition costs, and Administrative expenses from Net premiums earned. To calculate Segment income (loss), include Net investment income (loss), Other (income) expense, and Amortization of purchased intangibles. For the North America Agricultural Insurance segment, management includes gains and losses on crop derivatives as a component of underwriting income (loss). For example, for the three months ended March 31, 2019, underwriting income in our North America Agricultural Insurance segment was $73 million. This amount includes $1 million of realized losses related to crop derivatives which are reported in Net realized gains (losses) in the Corporate column below.

For the Life Insurance segment, management includes Net investment income and (Gains) losses from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP as components of Life Insurance underwriting income. For example, for the three months ended March 31, 2019, Life Insurance underwriting income of $75 million includes Net investment income of $89 million and gains from fair value changes in separate account assets of $30 million. The gains from fair value changes in separate account assets are reported in Other (income) expense in the table below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following tables present the Statement of Operations by segment:

For the Three Months Ended March 31, 2019 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Chubb Consolidated

Net premiums written	$2,951	$1,056	$130	$2,395	$202	$579	$—	$7,313
Net premiums earned	3,085	1,154	55	2,114	168	561	—	7,137
Losses and loss expenses	1,973	757	(27)	1,106	76	202	11	4,098
Policy benefits	—	—	—	—	—	196	—	196
Policy acquisition costs	459	231	7	596	43	128	—	1,464
Administrative expenses	240	68	1	249	10	79	63	710
Underwriting income (loss)	413	98	74	163	39	(44)	(74)	669
Net investment income (loss)	510	64	10	144	56	89	(37)	836
Other (income) expense	(5)	—	—	4	(9)	(40)	11	(39)
Amortization expense of purchased intangibles	—	3	7	11	—	—	55	76
Segment income (loss)	$928	$159	$77	$292	$104	$85	$(177)	$1,468
Net realized gains (losses) including OTTI							(97)	(97)
Interest expense							140	140
Chubb integration expenses							3	3
Income tax expense							188	188
Net income (loss)							$(605)	$1,040

For the Three Months Ended March 31, 2018 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Chubb Consolidated

Net premiums written	$2,812	$1,048	$108	$2,384	$193	$559	$—	$7,104
Net premiums earned	3,029	1,140	43	2,107	168	540	—	7,027
Losses and loss expenses	1,908	886	(53)	1,078	67	205	11	4,102
Policy benefits	—	—	—	—	—	151	—	151
Policy acquisition costs	472	237	(1)	588	40	128	—	1,464
Administrative expenses	231	65	(3)	239	10	78	72	692
Underwriting income (loss)	418	(48)	100	202	51	(22)	(83)	618
Net investment income (loss)	503	59	7	151	64	83	(61)	806
Other (income) expense	(6)	—	—	7	(7)	(4)	(37)	(47)
Amortization expense of purchased intangibles	—	3	7	10	—	1	64	85
Segment income (loss)	$927	$8	$100	$336	$122	$64	$(171)	$1,386
Net realized gains (losses) including OTTI							(2)	(2)
Interest expense							157	157
Chubb integration expenses							10	10
Income tax expense							135	135
Net income (loss)							$(475)	$1,082

Underwriting assets are reviewed in total by management for purposes of decision-making. Other than Unpaid losses and loss expenses, Reinsurance recoverables, Goodwill and Other intangible assets, Chubb does not allocate assets to its segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

10. Earnings per share

	Three Months Ended
	March 31
(in millions of U.S. dollars, except share and per share data)	2019	2018
Numerator:
Net income	$1,040	$1,082
Denominator:
Denominator for basic earnings per share:
Weighted-average shares outstanding	458,805,185	465,703,240
Denominator for diluted earnings per share:
Share-based compensation plans	2,731,755	3,770,351
Weighted-average shares outstanding and assumed conversions	461,536,940	469,473,591
Basic earnings per share	$2.27	$2.32
Diluted earnings per share	$2.25	$2.30
Potential anti-dilutive share conversions	4,343,204	2,116,188

Excluded from weighted-average shares outstanding and assumed conversions is the impact of securities that would have been anti-dilutive during the respective periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

11. Information provided in connection with outstanding debt of subsidiaries

The following tables present condensed consolidating financial information at March 31, 2019 and December 31, 2018, and for the three months ended March 31, 2019 and 2018 for Chubb Limited (Parent Guarantor) and Chubb INA Holdings Inc. (Subsidiary Issuer). The Subsidiary Issuer is an indirect 100 percent-owned subsidiary of the Parent Guarantor. The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer. Condensed consolidating financial information of the Parent Guarantor and Subsidiary Issuer are presented on the equity method of accounting. The revenues and expenses and cash flows of the subsidiaries of the Subsidiary Issuer are presented in the Other Chubb Limited Subsidiaries column on a combined basis.

Condensed Consolidating Balance Sheet at March 31, 2019

(in millions of U.S. dollars)	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
Assets
Investments	$—	$229	$103,031	$—	$103,260
Cash (1)	2	71	2,220	(1,022)	1,271
Restricted cash	—	—	122	—	122
Insurance and reinsurance balances receivable	—	—	11,491	(1,665)	9,826
Reinsurance recoverable on losses and loss expenses	—	—	26,232	(10,095)	16,137
Reinsurance recoverable on policy benefits	—	—	306	(103)	203
Value of business acquired	—	—	289	—	289
Goodwill and other intangible assets	—	—	21,419	—	21,419
Investments in subsidiaries	45,648	51,996	—	(97,644)	—
Due from subsidiaries and affiliates, net	7,358	—	616	(7,974)	—
Other assets	9	488	20,170	(1,847)	18,820
Total assets	$53,017	$52,784	$185,896	$(120,350)	$171,347
Liabilities
Unpaid losses and loss expenses	$—	$—	$72,998	$(9,855)	$63,143
Unearned premiums	—	—	17,039	(1,130)	15,909
Future policy benefits	—	—	5,655	(103)	5,552
Due to subsidiaries and affiliates, net	—	7,974	—	(7,974)	—
Affiliated notional cash pooling programs (1)	331	691	—	(1,022)	—
Repurchase agreements	—	—	1,419	—	1,419
Short-term debt	—	500	9	—	509
Long-term debt	—	12,070	1	—	12,071
Trust preferred securities	—	308	—	—	308
Other liabilities	331	1,894	20,478	(2,622)	20,081
Total liabilities	662	23,437	117,599	(22,706)	118,992
Total shareholders’ equity	52,355	29,347	68,297	(97,644)	52,355
Total liabilities and shareholders’ equity	$53,017	$52,784	$185,896	$(120,350)	$171,347

(1)
Chubb maintains two notional multicurrency cash pools (Pools) with a third-party bank. Various Chubb entities participate in one or the other of the Pools, pursuant to which credit and debit balances in individual Chubb accounts are translated daily into a single currency and pooled on a notional basis. Individual Chubb entities are permitted to overdraw on their individual accounts provided the overall Pool balances do not fall below zero. At March 31, 2019, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Condensed Consolidating Balance Sheet at December 31, 2018

(in millions of U.S. dollars)	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
Assets
Investments	$—	$214	$100,754	$—	$100,968
Cash (1)	1	2	1,896	(652)	1,247
Restricted cash	—	—	93	—	93
Insurance and reinsurance balances receivable	—	—	11,861	(1,786)	10,075
Reinsurance recoverable on losses and loss expenses	—	—	26,422	(10,429)	15,993
Reinsurance recoverable on policy benefits	—	—	306	(104)	202
Value of business acquired	—	—	295	—	295
Goodwill and other intangible assets	—	—	21,414	—	21,414
Investments in subsidiaries	43,531	50,209	—	(93,740)	—
Due from subsidiaries and affiliates, net	7,074	—	598	(7,672)	—
Other assets	3	1,007	18,102	(1,628)	17,484
Total assets	$50,609	$51,432	$181,741	$(116,011)	$167,771
Liabilities
Unpaid losses and loss expenses	$—	$—	$72,857	$(9,897)	$62,960
Unearned premiums	—	—	16,611	(1,079)	15,532
Future policy benefits	—	—	5,610	(104)	5,506
Due to subsidiaries and affiliates, net	—	7,672	—	(7,672)	—
Affiliated notional cash pooling programs (1)	35	617	—	(652)	—
Repurchase agreements	—	—	1,418	—	1,418
Short-term debt	—	500	9	—	509
Long-term debt	—	12,086	1	—	12,087
Trust preferred securities	—	308	—	—	308
Other liabilities	262	2,545	19,199	(2,867)	19,139
Total liabilities	297	23,728	115,705	(22,271)	117,459
Total shareholders’ equity	50,312	27,704	66,036	(93,740)	50,312
Total liabilities and shareholders’ equity	$50,609	$51,432	$181,741	$(116,011)	$167,771

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Condensed Consolidating Statements of Operations and Comprehensive Income

For the Three Months Ended March 31, 2019	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$—	$7,313	$—	$7,313
Net premiums earned	—	—	7,137	—	7,137
Net investment income	1	(4)	839	—	836
Equity in earnings of subsidiaries	990	759	—	(1,749)	—
Net realized gains (losses) including OTTI	1	(13)	(85)	—	(97)
Losses and loss expenses	—	—	4,098	—	4,098
Policy benefits	—	—	196	—	196
Policy acquisition costs and administrative expenses	20	(15)	2,169	—	2,174
Interest (income) expense	(66)	185	21	—	140
Other (income) expense	(6)	3	(36)	—	(39)
Amortization of purchased intangibles	—	—	76	—	76
Chubb integration expenses	—	2	1	—	3
Income tax expense (benefit)	4	(42)	226	—	188
Net income	$1,040	$609	$1,140	$(1,749)	$1,040
Comprehensive income	$2,718	$1,941	$2,788	$(4,729)	$2,718

Condensed Consolidating Statements of Operations and Comprehensive Income

For the Three Months Ended March 31, 2018	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$—	$7,104	$—	$7,104
Net premiums earned	—	—	7,027	—	7,027
Net investment income	2	4	800	—	806
Equity in earnings of subsidiaries	1,022	885	—	(1,907)	—
Net realized gains (losses) including OTTI	(2)	(24)	24	—	(2)
Losses and loss expenses	—	—	4,102	—	4,102
Policy benefits	—	—	151	—	151
Policy acquisition costs and administrative expenses	18	22	2,116	—	2,156
Interest (income) expense	(80)	209	28	—	157
Other (income) expense	(5)	8	(50)	—	(47)
Amortization of purchased intangibles	—	—	85	—	85
Chubb integration expenses	2	1	7	—	10
Income tax expense (benefit)	5	(59)	189	—	135
Net income	$1,082	$684	$1,223	$(1,907)	$1,082
Comprehensive income	$453	$216	$614	$(830)	$453

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2019	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
(in millions of U.S. dollars)
Net cash flows from (used for) operating activities	$307	$(163)	$1,378	$(200)	$1,322
Cash flows from investing activities
Purchases of fixed maturities available for sale	—	(3)	(5,558)	—	(5,561)
Purchases of fixed maturities held to maturity	—	—	(1)	—	(1)
Purchases of equity securities	—	—	(49)	—	(49)
Sales of fixed maturities available for sale	—	—	3,293	—	3,293
Sales of equity securities	—	—	60	—	60
Maturities and redemptions of fixed maturities available for sale	—	6	1,825	—	1,831
Maturities and redemptions of fixed maturities held to maturity	—	—	280	—	280
Net change in short-term investments	—	(3)	(36)	—	(39)
Net derivative instruments settlements	—	(28)	(330)	—	(358)
Private equity contributions	—	—	(410)	—	(410)
Private equity distributions	—	—	368	—	368
Capital contribution	—	(110)	—	110	—
Other	—	(12)	(75)	—	(87)
Net cash flows used for investing activities	—	(150)	(633)	110	(673)
Cash flows from financing activities
Dividends paid on Common Shares	(336)	—	—	—	(336)
Common Shares repurchased	—	—	(367)	—	(367)
Proceeds from issuance of repurchase agreements	—	—	471	—	471
Repayment of repurchase agreements	—	—	(470)	—	(470)
Proceeds from share-based compensation plans	—	—	35	—	35
Dividend to parent company	—	—	(200)	200	—
Advances (to) from affiliates	(266)	308	(42)	—	—
Capital contribution	—	—	110	(110)	—
Net proceeds from affiliated notional cash pooling programs (1)	296	74	—	(370)	—
Policyholder contract deposits	—	—	115	—	115
Policyholder contract withdrawals	—	—	(78)	—	(78)
Net cash flows from (used for) financing activities	(306)	382	(426)	(280)	(630)
Effect of foreign currency rate changes on cash and restricted cash	—	—	34	—	34
Net increase in cash and restricted cash	1	69	353	(370)	53
Cash and restricted cash – beginning of period (1)	1	2	1,989	(652)	1,340
Cash and restricted cash – end of period (1)	$2	$71	$2,342	$(1,022)	$1,393

(1)
Chubb maintains two notional multicurrency cash pools (Pools) with a third-party bank. Various Chubb entities participate in one or the other of the Pools, pursuant to which credit and debit balances in individual Chubb accounts are translated daily into a single currency and pooled on a notional basis. Individual Chubb entities are permitted to overdraw on their individual accounts provided the overall Pool balances do not fall below zero. At March 31, 2019 and December 31, 2018, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2018	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
(in millions of U.S. dollars)
Net cash flows from operating activities	$24	$2,727	$800	$(3,000)	$551
Cash flows from investing activities
Purchases of fixed maturities available for sale	—	(8)	(5,964)	—	(5,972)
Purchases of fixed maturities held to maturity	—	—	(162)	—	(162)
Purchases of equity securities	—	—	(55)	—	(55)
Sales of fixed maturities available for sale	—	—	2,562	—	2,562
Sales of equity securities	—	—	40	—	40
Maturities and redemptions of fixed maturities available for sale	—	3	1,862	—	1,865
Maturities and redemptions of fixed maturities held to maturity	—	—	255	—	255
Net change in short-term investments	—	(14)	745	—	731
Net derivative instruments settlements	—	(7)	46	—	39
Private equity contributions	—	—	(353)	—	(353)
Private equity distributions	—	—	201	—	201
Capital contribution	(750)	(3,500)	—	4,250	—
Other	—	(3)	(29)	—	(32)
Net cash flows used for investing activities	(750)	(3,529)	(852)	4,250	(881)
Cash flows from financing activities
Dividends paid on Common Shares	(330)	—	—	—	(330)
Common Shares repurchased	—	—	(29)	—	(29)
Proceeds from issuance of long-term debt	—	2,175	—	—	2,175
Repayment of long-term debt	—	(300)	—	—	(300)
Proceeds from issuance of repurchase agreements	—	—	408	—	408
Repayment of repurchase agreements	—	—	(404)	—	(404)
Proceeds from share-based compensation plans	—	—	34	—	34
Dividend to parent company	—	—	(3,000)	3,000	—
Advances (to) from affiliates	656	(95)	(561)	—	—
Capital contribution	—	—	4,250	(4,250)	—
Net proceeds from (payments to) affiliated notional cash pooling programs (1)	400	(115)	—	(285)	—
Policyholder contract deposits	—	—	118	—	118
Policyholder contract withdrawals	—	—	(105)	—	(105)
Net cash flows from financing activities	726	1,665	711	(1,535)	1,567
Effect of foreign currency rate changes on cash and restricted cash	(2)	—	27	—	25
Net increase (decrease) in cash and restricted cash	(2)	863	686	(285)	1,262
Cash and restricted cash – beginning of period (1)	3	1	962	(115)	851
Cash and restricted cash – end of period (1)	$1	$864	$1,648	$(400)	$2,113

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations, financial condition, and liquidity and capital resources as of and for the three months ended March 31, 2019.

All comparisons in this discussion are to the corresponding prior year period unless otherwise indicated. All dollar amounts are rounded. However, percent changes and ratios are calculated using whole dollars. Accordingly, calculations using rounded dollars may differ.

Our results of operations and cash flows for any interim period are not necessarily indicative of our results for the full year. This discussion should be read in conjunction with our consolidated financial statements and related notes and our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2018 (2018 Form 10-K).

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

Overview
Chubb Limited is the Swiss-incorporated holding company of the Chubb Group of Companies. Chubb Limited, which is headquartered in Zurich, Switzerland, and its direct and indirect subsidiaries (collectively, the Chubb Group of Companies, Chubb, we, us, or our) are a global insurance and reinsurance organization, serving the needs of a diverse group of clients worldwide. At March 31, 2019, we had total assets of $171 billion and shareholders’ equity of $52 billion. Chubb was incorporated in 1985 at which time it opened its first business office in Bermuda and continues to maintain operations in Bermuda. We operate through six business segments: North America Commercial P&C Insurance, North America Personal P&C Insurance, North America Agricultural Insurance, Overseas General Insurance, Global Reinsurance, and Life Insurance. For more information on our segments refer to “Segment Information” under Item 1 in our 2018 Form 10-K.

Financial Highlights for the Three Months Ended March 31, 2019

•	Net income was $1,040 million compared with $1,082 million in the prior year period.

•	Total company and P&C net premiums written were $7.3 billion and $6.7 billion, respectively, both up 2.9 percent, or 5.1 percent on a constant-dollar basis.

•
P&C combined ratio was 89.2 percent compared with 90.1 percent in the prior year period. P&C current accident year combined ratio excluding catastrophe losses was 88.5 percent compared with 87.6 percent in the prior year period.

•
Total pre-tax and after-tax catastrophe losses were $250 million (3.8 percentage points of the combined ratio) and $201 million, respectively, compared with $380 million (5.8 percentage points of the combined ratio) and $303 million, respectively, in the prior year period.

•
Total pre-tax and after-tax favorable prior period development were $204 million (3.1 percentage points of the combined ratio) and $161 million, respectively, compared with $209 million (3.3 percentage points of the combined ratio) and $166 million, respectively, in the prior year period.

•	Operating cash flow was $1,322 million compared with $551 million in the prior year period. Refer to the Liquidity section for additional information on our cash flows.

•	Net investment income was $836 million compared with $806 million in the prior year period.

•	Share repurchases totaled $367 million, or approximately 2.8 million shares, during the quarter.

Consolidated Operating Results – Three Months Ended March 31, 2019 and 2018

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2019	2018	Q-19 vs. Q-18
Net premiums written (1)	$7,313	$7,104	2.9%
Net premiums earned (1)	7,137	7,027	1.6%
Net investment income	836	806	3.7%
Net realized gains (losses)	(97)	(2)	NM
Total revenues	7,876	7,831	0.6%
Losses and loss expenses	4,098	4,102	(0.1)%
Policy benefits	196	151	29.8%
Policy acquisition costs	1,464	1,464	—
Administrative expenses	710	692	2.5%
Interest expense	140	157	(10.8)%
Other (income) expense	(39)	(47)	(17.8)%
Amortization of purchased intangibles	76	85	(10.2)%
Chubb integration expenses	3	10	(69.3)%
Total expenses	6,648	6,614	0.5%
Income before income tax	1,228	1,217	0.9%
Income tax expense	188	135	39.4%
Net income	$1,040	$1,082	(3.9)%
NM – not meaningful

(1)
On a constant-dollar basis for the three months ended March 31, 2019, net premiums written increased $353 million, or 5.1 percent, and net premiums earned increased $251 million, or 3.6 percent. Amounts are calculated by translating prior period results using the same local currency exchange rates as the comparable current period.

Net Premiums Written
Net premiums written reflect the premiums we retain after purchasing reinsurance protection. For the three months ended March 31, 2019 consolidated net premiums written increased $209 million, or $353 million (5.1 percent), on a constant-dollar basis, reflecting growth across all segments.

•
Net premiums written in our North America Commercial P&C Insurance segment increased $139 million, or 5.0 percent, for the three months ended March 31, 2019, reflecting positive rate increases, new business written, and strong renewals across many retail lines, particularly in casualty, financial lines, A&H, package, and property, as well as growth in our wholesale and high excess Bermuda lines and in our small commercial businesses.

•
Net premiums written in our North America Personal P&C Insurance segment increased $8 million, or 0.8 percent, for the three months ended March 31, 2019, due to strong retention and rate increases primarily in our homeowners and personal excess products, partially offset by higher cessions due to the homeowners quota share reinsurance treaty which was effective October 1, 2018.

•
Net premiums written in our North America Agricultural Insurance segment increased $22 million, or 19.9 percent, for the three months ended March 31, 2019, primarily due to growth in Chubb Agribusiness and the year-over-year increase in MPCI premiums reflecting less premiums returned to the U.S government under the premium-sharing formulas. Under the MPCI profit and loss calculation, we cede additional premiums to the government during profitable years. In the prior year, the program was more profitable which resulted in higher cessions compared to the first quarter of 2019.

•
Net premiums written in our Overseas General Insurance segment increased $11 million, or $136 million (6.0 percent) on a constant-dollar basis, for the three months ended March 31, 2019, reflecting growth across all regions and lines of business. P&C lines growth was principally due to new business in small commercial property and general casualty lines, middle market, and excess and surplus lines. Personal lines growth was driven by new business. Accident and health (A&H) lines growth was principally in Asia and Latin America driven by new business.

•
Net premiums written in our Global Reinsurance segment increased $9 million, or $12 million (6.4 percent) on a constant-dollar basis, for the three months ended March 31, 2019, primarily due to new business written in marine and property lines, and the timing of homeowners business, which was previously written mainly in the third quarter of 2018. This increase was partially offset by lower net renewals primarily in the motor line, which were reflective of competitive market conditions and higher ceded retrocessions principally in property catastrophe lines mainly due to timing.

•
Net premiums written in our Life Insurance segment increased $20 million, or $29 million (5.2 percent) on a constant-dollar basis, for the three months ended March 31, 2019, primarily reflecting growth in our North American Combined Insurance supplemental A&H program and Asian and Latin American international life operations, partially offset by our life reinsurance business, which continues to decline as no new life reinsurance business is currently being written.

Net Premiums Written By Line of Business

	Three Months Ended
				March 31
(in millions of U.S. dollars, except for percentages)	2019	2018	% Change Q-19 vs. Q-18	C$ (1) 2018	C$ (1) % Change Q-19 vs. Q-18
Commercial casualty	$1,200	$1,101	8.9%	$1,087	10.4%
Workers' compensation	593	622	(4.6)%	622	(4.6)%
Professional liability	786	773	1.7%	761	3.4%
Surety	152	161	(5.4)%	156	(2.5)%
Commercial multiple peril (2)	219	200	9.0%	200	9.0%
Property and other short-tail lines	1,157	1,087	6.6%	1,058	9.4%
Total Commercial P&C (3)	4,107	3,944	4.2%	3,884	5.7%

Agriculture	130	108	19.9%	108	19.9%

Personal automobile	421	398	6.0%	391	7.9%
Personal homeowners	743	738	0.6%	735	1.1%
Personal other	368	387	(4.9)%	372	(1.0)%
Total Personal lines	1,532	1,523	0.6%	1,498	2.3%
Total Property and Casualty lines	5,769	5,575	3.5%	5,490	5.1%

Global A&H lines (4)	1,073	1,072	0.1%	1,022	5.0%
Reinsurance lines	202	193	4.4%	190	6.4%
Life	269	264	1.6%	258	4.1%
Total consolidated	$7,313	$7,104	2.9%	$6,960	5.1%

(1)	On a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency exchange rates as the comparable current period.

(2)	Commercial multiple peril represents retail package business (property and general liability).

(3)
March 31, 2018 includes a reclassification of $44 million from Commercial casualty, $2 million from Workers' compensation, and $1 million from Commercial multiple peril to Property and other short-tail lines to better align the reporting with current year. There is no impact to total Commercial P&C.

(4)
For purposes of this schedule only, A&H results from our Combined North America and International businesses, normally included in the Life Insurance and Overseas General Insurance segments, respectively, as well as the A&H results of our North America Commercial P&C segment, are included in Global A&H lines above.

The increase in net premiums written for the three months ended March 31, 2019, reflects growth across most lines of business from positive rate increases, new business and strong renewals. The increase in commercial casualty and professional liability business was due to new business in North America, Europe, and Asia. Workers' compensation was adversely impacted by competitive market conditions. Commercial multiple peril increased due to new business and strong renewals. Property and other short-tail lines increased due to growth in North America major accounts and internationally due to new business and strong renewals. Our personal lines increased in North America due to strong retention and rate increases in homeowners and personal excess products. Personal lines growth in North America was partially offset by higher cessions due to the homeowners quota share reinsurance treaty which was effective October 1, 2018. Global A&H lines increased due to growth in our North American Combined Insurance supplemental A&H program. For additional information on net premiums written, refer to the segment results discussions.

Net Premiums Earned
Net premiums earned for short-duration contracts, typically P&C contracts, generally reflect the portion of net premiums written that were recorded as revenues for the period as the exposure periods expire. Net premiums earned for long-duration contracts, typically traditional life contracts, generally are recognized as earned when due from policyholders. For the three months ended March 31, 2019, net premiums earned increased $110 million, or $251 million (3.6 percent) on a constant-dollar basis, reflecting the growth in net premiums written as described above. Net premiums earned benefited from $57 million of net premiums written in the quarter principally related to large structured transactions and audit and retrospective premium adjustments that were fully earned when written, compared to $54 million in the prior year.

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

	Three Months Ended
	March 31
	2019	2018
Loss and loss expense ratio	59.3%	60.0%
Policy acquisition cost ratio	20.3%	20.6%
Administrative expense ratio	9.6%	9.5%
P&C Combined ratio	89.2%	90.1%

The loss and loss expense ratio decreased 0.7 percentage points for the three months ended March 31, 2019, due to the following:

•	Lower catastrophe losses partially offset by lower favorable PPD (net 1.6 percentage points);

•	Offset by an increase in the underlying loss ratio, reflecting earned rate changes modestly below loss trends.

Policy acquisition costs consist of commissions, premium taxes, and certain underwriting costs directly related to the successful acquisition of new or renewal insurance contracts. Our policy acquisition cost ratio decreased 0.3 percentage points for the three months ended March 31, 2019, primarily due to a supplemental commission adjustment in the current year which decreased the policy acquisition cost ratio along with higher net premiums earned as described above.

Our administrative expense ratio remained relatively flat for the three months ended March 31, 2019.

Catastrophe Losses and Prior Period Development
Catastrophe losses exclude reinstatement premiums which are additional premiums paid on certain reinsurance agreements in order to reinstate coverage that had been exhausted by loss occurrences. The reinstatement premium amount is typically a pro rata portion of the original ceded premium paid based on how much of the reinsurance limit had been exhausted. Prior period development is net of related adjustments which typically relate to either profit commission reserves or policyholder dividend reserves based on actual claim experience that develops after the policy period ends. The expense adjustments correlate to the prior period loss development on these same policies. Refer to the Non-GAAP Reconciliation section for further information on reinstatement premiums on catastrophe losses and adjustments to prior period development.

	Three Months Ended
	March 31
(in millions of U.S dollars)	2019	2018
Catastrophe losses	$250	$380
Favorable prior period development	$204	$209
We generally define catastrophe loss events consistent with the definition of the Property Claims Service (PCS) for events in the U.S. and Canada. PCS defines a catastrophe as an event that causes damage of $25 million or more in insured property losses and affects a significant number of insureds. For events outside of the U.S. and Canada, we generally use a similar definition.
The following tables present catastrophe losses, including reinstatement premiums (RIPs), for the three months ended March 31, 2019 and 2018:

	Catastrophe Loss Charge by Event
	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Total Consolidated including RIPs
Three Months Ended
March 31, 2019
(in millions of U.S. dollars)
Net losses
Winter-related storms	$70	$119	$2	$—	$—	$191
U.S. flooding, hail, tornadoes, and wind events	24	10	—	—	—	34
Australia storms	—	—	—	21	—	21
Other	—	—	—	4	—	4
Total before income tax	$94	$129	$2	$25	$—	$250
Income tax benefit						49
Total after income tax						$201

	Catastrophe Loss Charge by Event
	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Total Consolidated including RIPs
Three Months Ended
March 31, 2018
(in millions of U.S. dollars)
Net losses
Northeast winter storms	$53	$139	$1	$—	$2	$195
California mudslides	4	120	—	1	—	125
Other	21	25	—	14	—	60
Total before income tax	$78	$284	$1	$15	$2	$380
Income tax benefit						77
Total after income tax						$303
Prior period development (PPD) arises from changes to loss estimates recognized in the current year that relate to loss events that occurred in previous calendar years and excludes the effect of losses from the development of earned premium from previous accident years. Refer to the Prior Period Development section in Note 4 to the Consolidated Financial Statements for additional information.
Pre-tax net favorable prior period development for the three months ended March 31, 2019 was $204 million, including $61 million favorable development related to the 2018 crop year loss estimates, $124 million favorable development related to the 2017 and 2018 catastrophe events, principally in homeowners, and adverse development of $122 million principally in homeowners due to elevated non-catastrophe activity. The remaining favorable development of $141 million is split approximately 60 percent from short-tail lines and 40 percent from long-tail lines, primarily from accident years 2014 and prior.

Pre-tax net favorable prior period development for the three months ended March 31, 2018 was $209 million, which included favorable development of $106 million related to 2017 catastrophe events and $76 million related to the 2017 crop year loss estimates.

Current Accident Year (CAY) Loss Ratio excluding CATs and CAY P&C Combined Ratio excluding CATs
For these measures, the numerator includes losses and loss expenses adjusted to exclude CATs and PPD. In addition, the denominator is adjusted to exclude net premiums earned adjustments on PPD and reinstatement premiums on CATs and PPD.

	Three Months Ended
	March 31
	2019	2018
Loss and loss expense ratio	59.3%	60.0%
Catastrophe losses	(3.8)%	(5.8)%
Prior period development	3.1%	3.5%
CAY loss ratio excluding catastrophe losses	58.6%	57.7%

The CAY loss ratio excluding CATs increased 0.9 percentage points for the three months ended March 31, 2019, due to an increase in the underlying loss ratio, reflecting earned rate changes modestly below loss trends.

CAY P&C Combined Ratio excluding Catastrophe Losses

	Three Months Ended
	March 31
	2019	2018
CAY Loss and loss expense ratio ex CATs	58.6%	57.7%
CAY Policy acquisition cost ratio ex CATs	20.3%	20.5%
CAY Administrative expense ratio ex CATs	9.6%	9.4%
CAY P&C combined ratio ex CATs	88.5%	87.6%
Adverse impact of CATs above an expected level on combined ratio	0.6%	2.7%

Refer to the Non-GAAP Reconciliation section for the definition of “expected level of CATs.”

Policy benefits
Policy benefits represent losses on contracts classified as long-duration and generally include accident and supplemental health products, term and whole life products, endowment products, and annuities. Refer to the Life Insurance segment operating results section for further discussion.

For the three months ended March 31, 2019 and 2018, Policy benefits were $196 million and $151 million, respectively, which included separate account losses of $30 million and $6 million, respectively, related to separate account liabilities.

Refer to the respective sections for a discussion of Net investment income, Interest expense, Other (income) expense, Net realized gains and losses, Amortization of purchased intangibles, and Income tax expense.

Segment Operating Results – Three Months Ended March 31, 2019 and 2018
We operate through six business segments: North America Commercial P&C Insurance, North America Personal P&C Insurance, North America Agricultural Insurance, Overseas General Insurance, Global Reinsurance, and Life Insurance. For more information on our segments refer to “Segment Information” under Item 1 in our 2018 Form 10-K.

Corporate results primarily include the results of our non-insurance companies, income and expenses not attributable to reportable segments and loss and loss expenses of asbestos and environmental (A&E) liabilities.

North America Commercial P&C Insurance

The North America Commercial P&C Insurance segment comprises operations that provide property and casualty (P&C) insurance and services to large, middle market, and small commercial businesses in the U.S., Canada, and Bermuda. This segment includes our North America Major Accounts and Specialty Insurance division (large corporate accounts and wholesale business), and the North America Commercial Insurance division (principally middle market and small commercial accounts).

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2019	2018	Q-19 vs. Q-18
Net premiums written	$2,951	$2,812	5.0%
Net premiums earned	3,085	3,029	1.9%
Losses and loss expenses	1,973	1,908	3.4%
Policy acquisition costs	459	472	(2.8)%
Administrative expenses	240	231	4.1%
Underwriting income	413	418	(1.1)%
Net investment income	510	503	1.1%
Other (income) expense	(5)	(6)	(5.4)%
Segment income	$928	$927	0.1%
Loss and loss expense ratio	63.9%	63.0%	0.9	pts
Policy acquisition cost ratio	14.9%	15.6%	(0.7)	pts
Administrative expense ratio	7.8%	7.6%	0.2	pts
Combined ratio	86.6%	86.2%	0.4	pts

Premiums
Net premiums written increased $139 million, or 5.0 percent, for the three months ended March 31, 2019, reflecting positive rate increases, new business written, and strong renewals across many retail lines, particularly in casualty, financial lines, A&H, package, and property, as well as growth in our wholesale and high excess Bermuda lines and in our small commercial businesses.

Net premiums earned increased $56 million, or 1.9 percent, for the three months ended March 31, 2019 due to net premiums written growth described above. Net premiums earned benefited from $57 million of net premiums written in the quarter principally related to large structured transactions and audit and retrospective premium adjustments that were fully earned when written, compared to $54 million in the prior year.

Combined Ratio
The loss and loss expense ratio increased 0.9 percentage points for the three months ended March 31, 2019, primarily due to an increase in the underlying loss ratio, reflecting earned rate changes modestly below loss trends and higher catastrophe losses partially offset by higher favorable prior period development.

The policy acquisition cost ratio decreased 0.7 percentage points for the three months ended March 31, 2019, primarily due to a change in mix of business towards lower acquisition cost ratio lines and increased cessions under certain reinsurance agreements that resulted in higher ceded acquisition costs benefit than in prior year.

The administrative expense ratio increased 0.2 percentage points for the three months ended March 31, 2019, primarily due to higher employee-related expenses, including merit-based salary and inflationary increases.

Catastrophe Losses and Prior Period Development

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2019	2018
Catastrophe losses	$94	$78
Favorable prior period development	$131	$101

Catastrophe losses through March 31, 2019 and 2018 were primarily from the following events (refer to table on page 45):

•	2019: Winter-related storms and other severe weather-related events in the U.S.

•	2018: Severe weather-related events in the U.S.

Refer to the prior period development discussion in Footnote 4 to the Consolidated Financial Statements for additional information.
CAY Loss Ratio excluding Catastrophe Losses

	Three Months Ended
	March 31
	2019	2018
Loss and loss expense ratio	63.9%	63.0%
Catastrophe losses	(3.0)%	(2.6)%
Prior period development	4.1%	3.6%
CAY loss ratio excluding catastrophe losses	65.0%	64.0%

The CAY loss ratio excluding catastrophe losses increased 1.0 percentage point for the three months ended March 31, 2019, primarily due to an increase in the underlying loss ratio, reflecting earned rate changes modestly below loss trends.

North America Personal P&C Insurance

The North America Personal P&C Insurance segment comprises operations that provide high net worth personal lines products, including homeowners and complementary products such as valuable articles, excess liability, automobile, and recreational marine insurance and services in the U.S. and Canada.

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2019	2018	Q-19 vs. Q-18
Net premiums written	$1,056	$1,048	0.8%
Net premiums earned	1,154	1,140	1.2%
Losses and loss expenses	757	886	(14.6)%
Policy acquisition costs	231	237	(2.3)%
Administrative expenses	68	65	4.5%
Underwriting income (loss)	98	(48)	NM
Net investment income	64	59	8.7%
Other (income) expense	—	—	NM
Amortization of purchased intangibles	3	3	—
Segment income	$159	$8	NM
Loss and loss expense ratio	65.5%	77.7%	(12.2)	pts
Policy acquisition cost ratio	20.1%	20.8%	(0.7)	pts
Administrative expense ratio	5.9%	5.7%	0.2	pts
Combined ratio	91.5%	104.2%	(12.7)	pts
NM – not meaningful

Premiums
Net premiums written increased $8 million, or 0.8 percent, for the three months ended March 31, 2019, due to strong retention and rate increases primarily in our homeowners and personal excess products, partially offset by higher cessions due to the homeowners quota share reinsurance treaty which was effective October 1, 2018.

Net premiums earned increased $14 million, or 1.2 percent, for the three months ended March 31, 2019, reflecting the earning in of premiums written in the prior year and the factors described above.

Combined Ratio
The loss and loss expense ratio decreased 12.2 percentage points for the three months ended March 31, 2019, primarily due to lower catastrophe losses and higher favorable prior period development (together 14.0 percentage points), partially offset by an increase in the underlying loss ratio, reflecting an ongoing re-evaluation of non-catastrophe loss activity.

The policy acquisition cost ratio decreased 0.7 percentage points for the three months ended March 31, 2019, primarily due to a supplemental commission adjustment in the current year which decreased the policy acquisition cost ratio.

The administrative expense ratio increased 0.2 percentage points for the three months ended March 31, 2019, primarily due to higher employee-related expenses, including merit-based salary and inflationary increases.

Catastrophe losses and Prior Period Development

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2019	2018
Catastrophe losses	$129	$284
Favorable prior period development	$10	$6

Catastrophe losses through March 31, 2019 and 2018 were primarily from the following events (refer to table on page 45):

•	2019: Winter-related storms and other severe weather-related events in the U.S.

•	2018: California mudslides and Northeast winter storms.

Refer to the prior period development discussion in Footnote 4 to the Consolidated Financial Statements for additional information.
CAY Loss Ratio excluding Catastrophe Losses

	Three Months Ended
	March 31
	2019	2018
Loss and loss expense ratio	65.5%	77.7%
Catastrophe losses	(11.2)%	(24.9)%
Prior period development	0.8%	0.5%
CAY loss ratio excluding catastrophe losses	55.1%	53.3%

The CAY loss ratio excluding catastrophe losses increased 1.8 percentage points for the three months ended March 31, 2019, primarily due to an increase in the underlying loss ratio, reflecting an ongoing re-evaluation of non-catastrophe loss activity.

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

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2019	2018	Q-19 vs. Q-18
Net premiums written	$130	$108	19.9%
Net premiums earned	55	43	27.4%
Losses and loss expenses (1)	(26)	(55)	(51.8)%
Policy acquisition costs	7	(1)	NM
Administrative expenses	1	(3)	NM
Underwriting income	73	102	(28.6)%
Net investment income	10	7	47.0%
Amortization of purchased intangibles	7	7	—
Segment income	$76	$102	(25.6)%
Loss and loss expense ratio	(48.3)%	(127.6)%	79.3	pts
Policy acquisition cost ratio	12.1%	(3.1)%	15.2	pts
Administrative expense ratio	2.6%	(7.6)%	10.2	pts
Combined ratio	(33.6)%	(138.3)%	104.7	pts
NM – not meaningful

(1)
Gains (losses) on crop derivatives were $(1) million and $2 million for the three months ended March 31, 2019 and 2018, respectively. These gains (losses) are included in Net realized gains (losses) in our Consolidated statements of operations but are reclassified to Losses and loss expenses for purposes of presenting North America Agricultural Insurance underwriting income.

Premiums
Net premiums written increased $22 million, or 19.9 percent, for the three months ended March 31, 2019, primarily due to growth in Chubb Agribusiness and the year-over-year increase in MPCI premiums reflecting less premiums returned to the U.S government under the premium-sharing formulas. Under the MPCI profit and loss calculation, we cede additional premiums to the government during profitable years. In the prior year, the program was more profitable which resulted in higher cessions compared to the first quarter of 2019.

Net premiums earned increased $12 million, or 27.4 percent, for the three months ended March 31, 2019, due to the factors described above.

Combined Ratio
The loss and loss expense ratio increased 79.3 percentage points for the three months ended March 31, 2019, primarily due to lower favorable prior period development and higher catastrophe losses, as well as current quarter loss on our crop derivatives compared to a crop derivative gain in the prior year.

The policy acquisition cost ratio increased 15.2 percentage points for the three months ended March 31, 2019, primarily due to reinsurance ceded commission adjustment in the prior year that benefited acquisition expenses and the year-over-year impact of premiums returned to the U.S. government under the premium-sharing formulas.

The administrative expense ratio increased 10.2 percentage points for the three months ended March 31, 2019, primarily due to a reduction in the current year Administrative and Operating (A&O) reimbursements on the MPCI business we recorded under the government program. The current year reimbursement was less than the prior year reimbursement. In addition, the administrative expense ratio was higher due to merit-based salary increases.

Catastrophe Losses and Prior Period Development

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2019	2018
Catastrophe losses	$2	$1
Favorable prior period development	$61	$76

Catastrophe losses through March 31, 2019 and 2018 were primarily from our farm, ranch, and specialty P&C businesses.

Refer to the prior period development discussion in Footnote 4 to the Consolidated Financial Statements for additional information.

For the three months ended March 31, 2019, net favorable prior period development was $61 million which included $90 million of favorable incurred losses and $3 million of lower acquisition costs due to lower than expected MPCI losses for the 2018 crop year, partially offset by a $32 million decrease in net premiums earned related to the MPCI profit and loss calculation formula. For the three months ended March 31, 2018, net favorable prior period development was $76 million which included $112 million of favorable incurred losses and $4 million of lower acquisition costs due to lower than expected MPCI losses for the 2017 crop year, partially offset by a $40 million decrease in net premiums earned related to the MPCI profit and loss calculation formula.
CAY Loss Ratio excluding Catastrophe Losses

	Three Months Ended
	March 31
	2019	2018
Loss and loss expense ratio	(48.3)%	(127.6)%
Catastrophe losses	(4.1)%	(1.5)%
Prior period development	123.5%	198.0%
CAY loss ratio excluding catastrophe losses	71.1%	68.9%

The CAY loss ratio excluding catastrophe losses increased 2.2 percentage points for the three months ended March 31, 2019, primarily due to the loss on our crop derivatives compared to a crop derivative gain in the prior year.

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

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2019	2018	Q-19 vs. Q-18
Net premiums written (1)	$2,395	$2,384	0.4%
Net premiums earned	2,114	2,107	0.3%
Losses and loss expenses	1,106	1,078	2.6%
Policy acquisition costs	596	588	1.4%
Administrative expenses	249	239	3.8%
Underwriting income (1)	163	202	(19.4)%
Net investment income	144	151	(4.4)%
Other (income) expense	4	7	(44.4)%
Amortization of purchased intangibles	11	10	11.2%
Segment income	$292	$336	(13.1)%
Loss and loss expense ratio	52.3%	51.1%	1.2	pts
Policy acquisition cost ratio	28.2%	27.9%	0.3	pts
Administrative expense ratio	11.8%	11.4%	0.4	pts
Combined ratio	92.3%	90.4%	1.9	pts

(1)
On a constant-dollar basis, for the three months ended March 31, 2019, net premiums written increased $136 million, or 6.0 percent, and underwriting income decreased $21 million, or 11.6 percent. Amounts are calculated by translating prior period results using the same local currency rates as the comparable current period.

Premiums
For the three months ended March 31, 2019, net premiums written increased $11 million, or $136 million (6.0 percent) on a constant-dollar basis, reflecting growth across all regions and lines of business. P&C lines growth was principally due to new business in small commercial property and general casualty lines, middle market, and excess and surplus lines. Personal lines growth was driven by new business. Accident and health (A&H) lines growth was principally in Asia and Latin America driven by new business.

For the three months ended March 31, 2019, net premiums earned increased $7 million, or $126 million (6.3 percent) on a constant-dollar basis, reflecting the increase in net premiums written.

Net Premiums Written by Region

	Three Months Ended March 31					% Change
(in millions of U.S. dollars, except for percentages)	2019	2019 % of Total	2018	2018 % of Total	C$ (1) 2018	Q-19 vs. Q-18	C$ (1) Q-19 vs. Q-18
Region
Europe	$1,106	46%	$1,110	47%	$1,062	(0.4)%	4.2%
Latin America	533	22%	528	22%	472	1.0%	12.8%
Asia	669	28%	657	28%	640	1.7%	4.5%
Other (2)	87	4%	89	3%	85	(1.9)%	3.0%
Net premiums written	$2,395	100%	$2,384	100%	$2,259	0.4%	6.0%

(1)	On a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency exchange rates as the comparable current period.

(2)	Comprises Combined International, Eurasia and Africa region, and other international.

Combined Ratio
The loss and loss expense ratio increased 1.2 percentage points for the three months ended March 31, 2019, primarily due to higher catastrophe losses and lower favorable prior period development.

The policy acquisition cost ratio increased 0.3 percentage points for the three months ended March 31, 2019, primarily due to higher deferrable underwriting costs resulting from the successful acquisition of business.

The administrative expense ratio increased 0.4 percentage points for the three months ended March 31, 2019, primarily driven by higher employee merit and benefit-related expenses and increased spending to support growth, partially offset by higher deferrable underwriting costs as noted above.

Catastrophe Losses and Prior Period Development

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2019	2018
Catastrophe losses	$25	$15
Favorable prior period development	$4	$22

Catastrophe losses through March 31, 2019 and 2018 were primarily from the following events (refer to table on page 45):

•	2019: Storms in Australia and other international weather-related events

•	2018: Severe weather-related events in Europe

Refer to the prior period development discussion in Footnote 4 to the Consolidated Financial Statements for additional information.

CAY Loss Ratio excluding Catastrophe Losses

	Three Months Ended
	March 31
	2019	2018
Loss and loss expense ratio	52.3%	51.1%
Catastrophe losses	(1.2)%	(0.7)%
Prior period development	0.2%	1.0%
CAY loss ratio excluding catastrophe losses	51.3%	51.4%

The CAY loss ratio excluding catastrophe losses remained relatively flat for the three months ended March 31, 2019.

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

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2019	2018	Q-19 vs. Q-18
Net premiums written	$202	$193	4.4%
Net premiums earned	168	168	0.1%
Losses and loss expenses	76	67	14.0%
Policy acquisition costs	43	40	7.5%
Administrative expenses	10	10	(1.8)%
Underwriting income	39	51	(23.6)%
Net investment income	56	64	(11.3)%
Other (income) expense	(9)	(7)	19.5%
Segment income	$104	$122	(14.7)%
Loss and loss expense ratio	45.7%	40.1%	5.6	pts
Policy acquisition cost ratio	25.4%	23.6%	1.8	pts
Administrative expense ratio	5.7%	5.8%	(0.1)	pts
Combined ratio	76.8%	69.5%	7.3	pts

Premiums
For the three months ended March 31, 2019, net premiums written increased $9 million, or $12 million (6.4 percent) on a constant-dollar basis, primarily due to new business written in marine and property lines, and the timing of homeowners business, which was previously written mainly in the third quarter of 2018. This increase was partially offset by lower net renewals primarily in the motor line, which were reflective of competitive market conditions and higher ceded retrocessions principally in property catastrophe lines mainly due to timing.

For the three months ended March 31, 2019, net premiums earned remained flat or increased $4 million (2.6 percent) on a constant-dollar basis, reflecting the increase in net premiums written.
Combined Ratio
The loss and loss expense ratio increased 5.6 percentage points for the three months ended March 31, 2019, principally due to lower favorable prior period development and a change in mix of business reflecting proportionally lower premiums earned from property catastrophe business, which has a low loss ratio. Lower catastrophe losses partially offset the increase.

The policy acquisition cost ratio increased 1.8 percentage points for the three months ended March 31, 2019, primarily due to a change in mix of business reflecting proportionally lower premiums earned from property catastrophe business and increased excess of loss ceded retrocessions, for which we receive no cede commission benefit. In addition, the prior year benefited from a reduction in policy acquisition costs on treaties with adjustable commission features.

The administrative expense ratio remained relatively flat for the three months ended March 31, 2019.

Catastrophe Losses and Prior Period Development

	Three Months Ended
	March 31
(in millions of U.S dollars)	2019	2018
Catastrophe losses	$—	$2
Favorable prior period development	$8	$14

Refer to the prior period development discussion in Footnote 4 to the Consolidated Financial Statements for additional information.

CAY Loss Ratio excluding Catastrophe Losses

	Three Months Ended
	March 31
	2019	2018
Loss and loss expense ratio	45.7%	40.1%
Catastrophe losses	—	(1.2)%
Prior period development	4.8%	8.8%
CAY loss ratio excluding catastrophe losses	50.5%	47.7%

The CAY loss ratio excluding catastrophe losses increased 2.8 percentage points for the three months ended March 31, 2019, primarily due to a change in mix of business reflecting proportionally lower premiums earned from property catastrophe business.

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

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2019	2018	Q-19 vs. Q-18
Net premiums written	$579	$559	3.5%
Net premiums earned	561	540	3.9%
Losses and loss expenses	202	205	(1.5)%
Policy benefits (1)	196	151	29.8%
(Gains) losses from fair value changes in separate account assets (1)	(30)	(6)	389.7%
Policy acquisition costs	128	128	0.1%
Administrative expenses	79	78	0.2%
Net investment income	89	83	8.3%
Life Insurance underwriting income	75	67	14.5%
Other (income) expense (1)	(10)	2	NM
Amortization of purchased intangibles	—	1	NM
Segment income	$85	$64	33.9%
NM – not meaningful

(1)
(Gains) losses from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP have been reclassified from Other (income) expense for purposes of presenting Life Insurance underwriting income. The offsetting movement in the separate account liabilities is included in Policy benefits.

Premiums
For the three months ended March 31, 2019, net premiums written increased $20 million, or $29 million (5.2 percent) on a constant-dollar basis, primarily reflecting growth in our North American Combined Insurance supplemental A&H program and Asian and Latin American international life operations, partially offset by our life reinsurance business, which continues to decline as no new life reinsurance business is currently being written.
Deposits
The following table presents deposits collected on universal life and investment contracts:

	Three Months Ended
	March 31			% Change
(in millions of U.S. dollars, except for percentages)	2019	2018	C$ (1) 2018	Q-19 vs. Q-18	C$ (1) Q-19 vs. Q-18
Deposits collected on Universal life and investment contracts	$321	$379	$366	(15.1)%	(12.3)%

(1)	On a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency exchange rates as the comparable current period.

Deposits collected on universal life and investment contracts (life deposits) are not reflected as revenues in our Consolidated statements of operations in accordance with GAAP. New life deposits are an important component of production, and although they do not significantly affect current period income from operations, they are key to our efforts to grow our business. Life deposits collected decreased for the three months ended March 31, 2019, primarily due to a decline in Taiwan driven by competitive market conditions, partially offset by growth in Hong Kong and Vietnam.

Life Insurance underwriting income and Segment income
Life Insurance underwriting income increased $8 million for the three months ended March 31, 2019, principally reflecting growth as described above, and an increase in net investment income. Additionally, the increase in segment income was also due to our share of net income from our partially-owned life insurance entities of $12 million, including a one-time favorable adjustment of $7 million.

Corporate

Corporate results primarily include the results of our non-insurance companies, income and expenses not attributable to reportable segments and loss and loss expenses of asbestos and environmental (A&E) liabilities.

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2019	2018	Q-19 vs. Q-18
Losses and loss expenses	$11	$11	—
Administrative expenses	63	72	(12.0)%
Underwriting loss	74	83	(10.8)%
Net investment income (loss)	(37)	(61)	(37.9)%
Interest expense	140	157	(10.8)%
Net realized gains (losses)	(96)	(4)	NM
Other (income) expense	11	(37)	NM
Amortization expense of purchased intangibles	55	64	(14.5)%
Chubb integration expenses	3	10	(69.3)%
Income tax expense	188	135	39.4%
Net loss	$(604)	$(477)	26.9%
NM - not meaningful

Losses and loss expenses in both years were primarily related to unallocated loss adjustment expenses of the A&E claim operations.

Administrative expenses decreased $9 million for the three months ended March 31, 2019, primarily due to lower employee incentive compensation costs.

Chubb integration expenses are one-time in nature and are not related to the on-going business activities of the segments. The Chief Executive Officer does not manage segment results or allocate resources to segments when considering these costs and they are therefore excluded from our definition of segment income. Chubb integration expenses were $3 million and $10 million for the three months ended March 31, 2019 and 2018, respectively, and principally consisted of personnel-related expenses.

Refer to the respective sections for a discussion of Net investment income, Interest expense, Other (income) expense, Net realized gains and losses, Amortization of purchased intangibles, and Income tax expense.

Effective Income Tax Rate
Our effective income tax rate reflects a mix of income or losses in jurisdictions with a wide range of tax rates, permanent differences between US GAAP and local tax laws, and the timing of recording discrete items. A change in the geographic mix of earnings could impact our effective tax rate. For the three months ended March 31, 2019 and 2018, our effective income tax rate was 15.3 percent and 11.1 percent, respectively. The effective income tax rate of 15.3 percent in the current year was higher compared to the prior year primarily due to a higher percentage of income generated in higher taxing jurisdictions, a higher percentage of realized losses generated in lower taxing jurisdictions, lower amounts of tax-exempt income and a decrease in discrete tax benefits associated with stock-based compensation.

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

We provide financial measures, including net premiums written, net premiums earned, and underwriting income on a constant-dollar basis. We believe it is useful to evaluate the trends in our results exclusive of the effect of fluctuations in exchange rates between the U.S. dollar and the currencies in which our international business is transacted, as these exchange rates could fluctuate significantly between periods and distort the analysis of trends. The impact is determined by assuming constant foreign exchange rates between periods by translating prior period results using the same local currency exchange rates as the comparable current period.

P&C performance metrics comprise consolidated operating results (including Corporate) and exclude the operating results of the Life Insurance segment. We believe that these measures are useful and meaningful to investors as they are used by management to assess the company’s P&C operations which are the most economically similar. We exclude the Life Insurance segment because the results of this business do not always correlate with the results of our P&C operations.

P&C combined ratio is the sum of the loss and loss expense ratio, acquisition cost ratio and the administrative expense ratio excluding the life business and including the realized gains and losses on the crop derivatives. These derivatives were purchased to provide economic benefit, in a manner similar to reinsurance protection, in the event that a significant decline in commodity pricing impacts underwriting results. We view gains and losses on these derivatives as part of the results of our underwriting operations.

CAY P&C combined ratio excluding catastrophe losses (CATs) excludes CATs and prior period development (PPD) from the P&C combined ratio. We exclude CATs as they are not predictable as to timing and amount and PPD as these unexpected loss developments on historical reserves are not indicative of our current underwriting performance. The combined ratio numerator is adjusted to exclude CATs, net premiums earned adjustments on PPD, prior period expense adjustments and reinstatement premiums on PPD, and the denominator is adjusted to exclude net premiums earned adjustments on PPD and reinstatement premiums on CATs and PPD. In periods where there are adjustments on loss sensitive policies, these adjustments are excluded from PPD and net premiums earned when calculating the ratios. We believe this measure provides a better evaluation of our underwriting performance and enhances the understanding of the trends in our P&C business that may be obscured by these items. This measure is commonly reported among our peer companies and allows for a better comparison.

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

Prior period expense adjustments typically relate to adjustable commission reserves or policyholder dividend reserves based on actual claim experience that develops after the policy period ends. The expense adjustments correlate to the prior period loss development on these same policies.

For this disclosure purpose, the normalized level of CATs, or expected level of CATs, is not intended to represent a probability weighted expectation for the company but rather to represent management’s view of what might be more typical for a given period, based on various factors, including historical experience, seasonal patterns, and consideration of both modeled CATs (e.g., windstorm and earthquake) as well as non-modeled CATs (e.g., wildfires, floods and freeze). For the three months ended March 31, 2019 and 2018, based on these and other factors, the expected level of pre-tax CATs was $206 million and $205 million, respectively, resulting in CATs above expected level of $44 million and $175 million, respectively.

The following tables present the calculation of combined ratio, as reported for each segment to P&C combined ratio, adjusted for catastrophe losses (CATs) and PPD:

		North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Corporate	Total P&C
Three Months Ended
March 31, 2019
(in millions of U.S. dollars except for ratios)
Numerator
Losses and loss expenses
Losses and loss expenses		$1,973	$757	$(27)	$1,106	$76	$11	$3,896
Realized (gains) losses on crop derivatives		—	—	1	—	—	—	1
Adjusted losses and loss expenses	A	$1,973	$757	$(26)	$1,106	$76	$11	$3,897
Catastrophe losses		(94)	(129)	(2)	(25)	—	—	(250)
PPD and related adjustments
PPD, net of related adjustments - favorable (unfavorable)		131	10	61	4	8	(10)	204
Net premiums earned adjustments on PPD - unfavorable (favorable)		2	—	32	—	—	—	34
Expense adjustments - unfavorable (favorable)		(4)	—	(3)	—	—	—	(7)
PPD reinstatement premiums - unfavorable (favorable)		—	(3)	—	—	—	—	(3)
PPD - gross of related adjustments - favorable (unfavorable)		129	7	90	4	8	(10)	228
CAY loss and loss expense ex CATs	B	$2,008	$635	$62	$1,085	$84	$1	$3,875
Policy acquisition costs and administrative expenses
Policy acquisition costs and administrative expenses	C	$699	$299	$8	$845	$53	$63	$1,967
Expense adjustments - favorable (unfavorable)		4	—	3	—	—	—	7
Policy acquisition costs and administrative expenses, adjusted	D	$703	$299	$11	$845	$53	$63	$1,974
Denominator
Net premiums earned	E	$3,085	$1,154	$55	$2,114	$168		$6,576
Net premiums earned adjustments on PPD - unfavorable (favorable)		2	—	32	—	—		34
PPD reinstatement premiums - unfavorable (favorable)		—	(3)	—	—	—		(3)
Net premiums earned excluding adjustments	F	$3,087	$1,151	$87	$2,114	$168		$6,607
P&C Combined ratio
Loss and loss expense ratio	A/E	63.9%	65.5%	(48.3)%	52.3%	45.7%		59.3%
Policy acquisition costs and administrative expense ratio	C/E	22.7%	26.0%	14.7%	40.0%	31.1%		29.9%
P&C Combined ratio		86.6%	91.5%	(33.6)%	92.3%	76.8%		89.2%
CAY P&C Combined ratio ex CATs
Loss and loss expense ratio, adjusted	B/F	65.0%	55.1%	71.1%	51.3%	50.5%		58.6%
Policy acquisition costs and administrative expense ratio, adjusted	D/F	22.8%	26.0%	12.8%	40.0%	31.0%		29.9%
CAY P&C Combined ratio ex CATs		87.8%	81.1%	83.9%	91.3%	81.5%		88.5%
Combined ratio
Combined ratio								89.2%
Add: impact of gains and losses on crop derivatives								—
P&C Combined ratio								89.2%
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
Three Months Ended
March 31, 2018
(in millions of U.S. dollars except for ratios)
Numerator
Losses and loss expenses
Losses and loss expenses		$1,908	$886	$(53)	$1,078	$67	$11	$3,897
Realized (gains) losses on crop derivatives		—	—	(2)	—	—	—	(2)
Adjusted losses and loss expenses	A	$1,908	$886	$(55)	$1,078	$67	$11	$3,895
Catastrophe losses		(78)	(284)	(1)	(15)	(2)	—	(380)
PPD and related adjustments
PPD, net of related adjustments - favorable (unfavorable)		101	6	76	22	14	(10)	209
Net premiums earned adjustments on PPD - unfavorable (favorable)		—	—	40	—	1	—	41
Expense adjustments - unfavorable (favorable)		6	—	(4)	—	—	—	2
PPD reinstatement premiums - unfavorable (favorable)		4	—	—	—	—	—	4
PPD - gross of related adjustments - favorable (unfavorable)		111	6	112	22	15	(10)	256
CAY loss and loss expense ex CATs	B	$1,941	$608	$56	$1,085	$80	$1	$3,771
Policy acquisition costs and administrative expenses
Policy acquisition costs and administrative expenses	C	$703	$302	$(4)	$827	$50	$72	$1,950
Expense adjustments - favorable (unfavorable)		(6)	—	4	—	—	—	(2)
Policy acquisition costs and administrative expenses, adjusted	D	$697	$302	$—	$827	$50	$72	$1,948
Denominator
Net premiums earned	E	$3,029	$1,140	$43	$2,107	$168		$6,487
Net premiums earned adjustments on PPD - unfavorable (favorable)		—	—	40	—	1		41
PPD reinstatement premiums - unfavorable (favorable)		4	—	—	—	—		4
Net premiums earned excluding adjustments	F	$3,033	$1,140	$83	$2,107	$169		$6,532
P&C Combined ratio
Loss and loss expense ratio	A/E	63.0%	77.7%	(127.6)%	51.1%	40.1%		60.0%
Policy acquisition costs and administrative expense ratio	C/E	23.2%	26.5%	(10.7)%	39.3%	29.4%		30.1%
P&C Combined ratio		86.2%	104.2%	(138.3)%	90.4%	69.5%		90.1%
CAY P&C Combined ratio ex CATs
Loss and loss expense ratio, adjusted	B/F	64.0%	53.3%	68.9%	51.4%	47.7%		57.7%
Policy acquisition costs and administrative expense ratio, adjusted	D/F	23.0%	26.4%	(1.2)%	39.3%	29.3%		29.9%
CAY P&C Combined ratio ex CATs		87.0%	79.7%	67.7%	90.7%	77.0%		87.6%
Combined ratio
Combined ratio								90.1%
Add: impact of gains and losses on crop derivatives								—
P&C Combined ratio								90.1%
Note: The ratios above are calculated using whole U.S. dollars. Accordingly, calculations using rounded amounts may differ. Letters A, B, C, D, E, and F included in the table are references for calculating the ratios above.

Other Income and Expense

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2019	2018
Equity in net (income) loss of partially-owned entities	$(22)	$(59)
(Gains) losses from fair value changes in separate account assets (1)	(30)	(6)
Federal excise and capital taxes	6	3
Other	7	15
Other (income) expense	$(39)	$(47)

(1)	Related to (gains) losses from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP.

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

Amortization of purchased intangibles and Other amortization
Amortization expense related to purchased intangibles was $76 million for the three months ended March 31, 2019, compared with $85 million in the prior year period. The decrease in amortization expense of purchased intangibles reflects lower intangible amortization expense related to agency distribution relationships and renewal rights and no expense related to internally developed software, which was fully amortized in 2018, partially offset by a lower amortization benefit from the fair value adjustment on unpaid losses and loss expenses.

Amortization expense for the remainder of 2019 is expected to be $228 million, or $76 million each quarter.

The following table presents, as of March 31, 2019, the estimated pre-tax amortization expense (benefit) of purchased intangibles, at current foreign currency exchange rates, for the second through fourth quarters of 2019 and the next five years:

	Associated with the Chubb Corp Acquisition
For the Years Ending December 31 (in millions of U.S. dollars)	Agency distribution relationships and renewal rights	Fair value adjustment on Unpaid losses and loss expenses	Total (1)	Other intangible assets (2)	Total Amortization of purchased intangibles
Second quarter of 2019	$70	$(15)	$55	$21	$76
Third quarter of 2019	70	(15)	55	21	76
Fourth quarter of 2019	70	(15)	55	21	76
2020	239	(35)	204	83	287
2021	216	(20)	196	75	271
2022	196	(15)	181	70	251
2023	178	(7)	171	66	237
2024	160	(6)	154	60	214
Total	$1,199	$(128)	$1,071	$417	$1,488

(1)	Recorded in Corporate.

(2)	Recorded in applicable segment(s) that acquired the intangible assets.

Reduction of deferred tax liability associated with intangible assets related to Other intangible assets (excluding the fair value adjustment on Unpaid losses and loss expense)
At March 31, 2019, the deferred tax liability associated with Other intangible assets (excluding the fair value adjustment on Unpaid losses and loss expense) was $1,349 million.

The following table presents, as of March 31, 2019, the expected reduction of the deferred tax liability associated with Other intangible assets (which reduces as agency distribution relationships and renewal rights and other intangible assets amortize), at current foreign currency exchange rates, for the second through fourth quarters of 2019 and for the next five years:

For the Years Ending December 31 (in millions of U.S. dollars)	Reduction to deferred tax liability associated with intangible assets
Second quarter of 2019	$20
Third quarter of 2019	20
Fourth quarter of 2019	20
2020	71
2021	64
2022	59
2023	54
2024	49
Total	$357

Amortization of the fair value adjustment on acquired invested assets and assumed long-term debt
The following table presents at March 31, 2019, the expected amortization expense of the fair value adjustment on acquired invested assets, at current foreign currency exchange rates, and the expected amortization benefit from the amortization of the fair value adjustment on assumed long-term debt for the second through fourth quarters of 2019 and for the next five years:

	Amortization (expense) benefit of the fair value adjustment on
For the Years Ending December 31 (in millions of U.S. dollars)	Acquired invested assets (1)	Assumed long-term debt (2)
Second quarter of 2019	$(45)	$5
Third quarter of 2019	(42)	5
Fourth quarter of 2019	(40)	6
2020	(150)	21
2021	(135)	21
2022	(53)	21
2023	—	21
2024	—	21
Total	$(465)	$121

(1)	Recorded as a reduction to Net investment income in the Consolidated statements of operations.

(2)	Recorded as a reduction to Interest expense in the Consolidated statements of operations.

The estimate of amortization expense of the fair value adjustment on acquired invested assets could vary materially based on current market conditions, bond calls, overall duration of the acquired investment portfolio, and foreign exchange.

Interest Expense
The following table presents the estimated interest expense for the remainder of 2019 based on our existing debt obligations as well as fees based on our expected usage of certain facilities including letters of credit, collateral fees, and repurchase agreements.

Our estimated fixed interest expense, at current foreign currency exchange rates, is based on outstanding debt obligations during the period. We plan to redeem the $500 million 5.9 percent senior note on June 15, 2019, therefore, no interest expense is included after the date of redemption.

Our estimated variable interest expense is based on expected usage and interest rates and may fluctuate. These interest expenses include: fees on collateral, repurchase agreements, and credit facilities.

				Estimated Interest Expense
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
(in millions of U.S. dollars)	2019	2019	2019	2019	2019
Fixed interest expense based on outstanding debt	$124	$122	$116	$117	$479
Variable interest expense based on expected usage	21	24	25	26	96
Adjusted interest expense	$145	$146	$141	$143	$575
Amortization of the fair value of debt related to the Chubb Corp acquisition	(5)	(5)	(5)	(6)	(21)
Total interest expense, including amortization of the fair value of debt	$140	$141	$136	$137	$554

				Actual Interest Expense
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
(in millions of U.S. dollars)	2018	2018	2018	2018	2018
Fixed interest expense based on outstanding debt	$140	$131	$125	$124	$520
Variable interest expense	29	46	45	34	154
Adjusted interest expense	$169	$177	$170	$158	$674
Amortization of the fair value of debt related to the Chubb Corp acquisition	(12)	(10)	(6)	(5)	(33)
Total interest expense, including amortization of the fair value of debt	$157	$167	$164	$153	$641

Net Investment Income

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2019	2018
Fixed maturities (1)	$820	$772
Short-term investments	24	20
Other interest income (2)	6	28
Equity securities	7	8
Other investments	22	19
Gross investment income	879	847
Investment expenses	(43)	(41)
Net investment income	$836	$806
(1) Includes amortization expense related to fair value adjustment on acquired invested assets related to the Chubb Corp acquisition	$(46)	$(71)

(2)
Other interest income includes interest earned from operating cash held outside the investment portfolio and also cash held in our global multi-currency notional cash pooling programs. Other interest income fluctuates based on changing interest rates and cash balances.

Net investment income is influenced by a number of factors including the amounts and timing of inward and outward cash flows, the level of interest rates, and changes in overall asset allocation. Net investment income increased 3.7 percent for the three months ended March 31, 2019, compared with the prior year period. The increase was primarily due to higher average invested assets and reinvestment rates on new and reinvested assets, partially offset by a reduction in the usage of notional cash pooling programs and unfavorable foreign exchange across all markets.

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

The effect of market movements on our fixed maturities portfolio impacts Net income (through Net realized gains (losses)) when securities are sold or when we record an Other-than-temporary impairment (OTTI) charge. For a further discussion related to how we assess OTTI for our fixed maturities, including credit-related OTTI, and the related impact on Net income, refer to Note 2 b) to the Consolidated Financial Statements. Additionally, Net income is impacted through the reporting of changes in the fair value of equity securities and private equity securities where we own less than three percent and derivatives, including financial futures, options, swaps, and GLB reinsurance. Changes in unrealized appreciation and depreciation on available for sale securities, resulting from the revaluation of securities held, changes in cumulative foreign currency translation adjustment, and unrealized postretirement benefit liability adjustment, are reported as separate components of Accumulated other comprehensive income (loss) in Shareholders’ equity in the Consolidated balance sheets.

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
(in millions of U.S. dollars)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact
Fixed maturities	$(44)	$1,889	$1,845	$(23)	$(1,211)	$(1,234)
Fixed income and equity derivatives	(130)	—	(130)	17	—	17
Public equity	1	—	1	10	—	10
Private equity	(2)	—	(2)	—	—	—
Mark-to-market on public and private equity	15	—	15	8	—	8
Total investment portfolio (1)	(160)	1,889	1,729	12	(1,211)	(1,199)
Variable annuity reinsurance derivative transactions, net of applicable hedges	51	—	51	60	—	60
Other derivatives	(1)	—	(1)	2	—	2
Foreign exchange	13	147	160	(77)	397	320
Other	—	(27)	(27)	1	(23)	(22)
Net gains (losses), pre-tax	$(97)	$2,009	$1,912	$(2)	$(837)	$(839)

(1)
For the three months ended March 31, 2019, other-than-temporary impairments in Net realized gains (losses) included $13 million for fixed maturities. For the three months ended March 31, 2018, other-than-temporary impairments in Net realized gains (losses) included $1 million for fixed maturities.

The variable annuity reinsurance derivative transactions resulted in realized gains of $51 million for the three months ended March 31, 2019, reflecting a net decrease in the fair value of GLB liabilities of $114 million. The decrease in the fair value of GLB liabilities was primarily due to higher global equity market levels, partially offset by lower interest rates. In addition, we maintain positions in derivative instruments that decrease in fair value when the S&P 500 index increases. There were realized losses of $63 million related to these derivative instruments.

The variable annuity reinsurance derivative transactions resulted in realized gains of $60 million for the three months ended March 31, 2018, reflecting a net decrease in the fair value of GLB liabilities of $38 million. The decrease in the fair value of GLB liabilities was primarily due to rising interest rates, partially offset by lower equity market levels. In addition, we maintain positions in derivative instruments that decrease in fair value when the S&P 500 index increases. There were realized gains of $22 million related to these derivative instruments.

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

The average duration of our fixed income securities, including the effect of options and swaps, was 3.6 years and 3.7 years at March 31, 2019 and December 31, 2018, respectively. We estimate that a 100 basis point (bps) increase in interest rates would reduce the valuation of our fixed income portfolio by approximately $3.5 billion at March 31, 2019.

The following table shows the fair value and cost/amortized cost of our invested assets:

	March 31, 2019		December 31, 2018
(in millions of U.S. dollars)	Fair Value	Cost/ Amortized Cost	Fair Value	Cost/ Amortized Cost
Fixed maturities available for sale	$80,663	$79,624	$78,470	$79,323
Fixed maturities held to maturity	13,240	13,136	13,259	13,435
Short-term investments	3,078	3,078	3,016	3,016
	96,981	95,838	94,745	95,774
Equity securities	821	821	770	770
Other investments	5,562	5,562	5,277	5,277
Total investments	$103,364	$102,221	$100,792	$101,821

The fair value of our total investments increased $2.6 billion during the three months ended March 31, 2019, primarily due to unrealized appreciation driven by declining interest rates and the investing of operating cash flows. This increase was partially offset by the payment of dividends on our Common Shares and share repurchases.

The following tables present the market value of our fixed maturities and short-term investments at March 31, 2019 and December 31, 2018. The first table lists investments according to type and second according to S&P credit rating:

	March 31, 2019		December 31, 2018
(in millions of U.S. dollars, except for percentages)	Market Value	% of Total	Market Value	% of Total
Treasury	$4,551	5%	$4,799	5%
Agency	392	—	528	1%
Corporate and asset-backed securities	30,364	31%	29,091	31%
Mortgage-backed securities	18,924	20%	18,026	19%
Municipal	15,796	16%	16,327	17%
Non-U.S.	23,876	25%	22,958	24%
Short-term investments	3,078	3%	3,016	3%
Total	$96,981	100%	$94,745	100%
AAA	$14,917	16%	$14,571	15%
AA	37,023	38%	36,715	39%
A	17,867	19%	17,253	18%
BBB	11,961	12%	12,035	13%
BB	8,807	9%	8,363	9%
B	6,148	6%	5,596	6%
Other	258	—	212	—
Total	$96,981	100%	$94,745	100%

Corporate and asset-backed securities
The following table presents our 10 largest global exposures to corporate bonds by market value at March 31, 2019:

(in millions of U.S. dollars)	Market Value
Wells Fargo & Co	$578
Bank of America Corp	518
JP Morgan Chase & Co	479
Comcast Corp	380
HSBC Holdings Plc	354
Verizon Communications Inc	336
Anheuser-Busch InBev NV	334
Citigroup Inc	327
AT&T Inc	316
Morgan Stanley	302

Mortgage-backed securities

	S&P Credit Rating					Market Value	Amortized Cost
March 31, 2019 (in millions of U.S. dollars)	AAA	AA	A	BBB	BB and below	Total	Total
Agency residential mortgage-backed (RMBS)	$—	$15,505	$—	$—	$—	$15,505	$15,442
Non-agency RMBS	25	47	69	27	20	188	187
Commercial mortgage-backed	2,877	249	105	—	—	3,231	3,224
Total mortgage-backed securities	$2,902	$15,801	$174	$27	$20	$18,924	$18,853

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

Our non-U.S. investment grade fixed income portfolios are currency-matched with the insurance liabilities of our non-U.S. operations. The average credit quality of our non-U.S. fixed income securities is A and 51 percent of our holdings are rated AAA or guaranteed by governments or quasi-government agencies. Within the context of these investment portfolios, our government and corporate bond holdings are highly diversified across industries and geographies. Issuer limits are based on credit rating (AA—two percent, A—one percent, BBB—0.5 percent of the total portfolio) and are monitored daily via an internal compliance system. We manage our indirect exposure using the same credit rating based investment approach. Accordingly, we do not believe our indirect exposure is material.
The following table summarizes the market value and amortized cost of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. government securities at March 31, 2019:

(in millions of U.S. dollars)	Market Value	Amortized Cost
United Kingdom	$1,138	$1,115
Republic of Korea	1,088	975
Canada	841	833
Federative Republic of Brazil	763	747
Province of Ontario	668	658
United Mexican States	563	567
Kingdom of Thailand	506	480
Province of Quebec	490	482
Commonwealth of Australia	324	292
Federal Republic of Germany	308	292
Other Non-U.S. Government Securities (1)	4,541	4,421
Total	$11,230	$10,862

(1)	There are no investments in Portugal, Ireland, Italy, Greece or Spain.

The following table summarizes the market value and amortized cost of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. corporate securities at March 31, 2019:

(in millions of U.S. dollars)	Market Value	Amortized Cost
United Kingdom	$1,995	$1,953
Canada	1,545	1,527
United States (1)	1,184	1,170
France	957	933
Australia	833	814
Netherlands	679	667
Germany	534	521
Japan	519	515
Switzerland	460	452
China	375	369
Other Non-U.S. Corporate Securities	3,565	3,516
Total	$12,646	$12,437

(1)
The countries that are listed in the non-U.S. corporate fixed income portfolio above represent the ultimate parent company's country of risk. Non-U.S. corporate securities could be issued by foreign subsidiaries of U.S. corporations.

Below-investment grade corporate fixed income portfolio
Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss from default by the borrower is greater with below-investment grade securities. Below-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than investment grade issuers. At March 31, 2019, our corporate fixed income investment portfolio included below-investment grade and non-rated securities which, in total, comprised approximately 14 percent of our fixed income portfolio. Our below-investment grade and non-rated portfolio includes over 1,200 issuers, with the greatest single exposure being $147 million.

We manage high-yield bonds as a distinct and separate asset class from investment grade bonds. The allocation to high-yield bonds is explicitly set by internal management and is targeted to securities in the upper tier of credit quality (BB/B). Our minimum rating for initial purchase is BB/B. Eleven external investment managers are responsible for high-yield security selection and portfolio construction. Our high-yield managers have a conservative approach to credit selection and very low historical default experience. Holdings are highly diversified across industries and generally subject to a 1.5 percent issuer limit as a percentage of high-yield allocation. We monitor position limits daily through an internal compliance system. Derivative and structured securities (e.g., credit default swaps and collateralized loan obligations) are not permitted in the high-yield portfolio.

Critical Accounting Estimates
As of March 31, 2019, there were no material changes to our critical accounting estimates. For a full discussion of our critical accounting estimates, refer to Item 7 in our 2018 Form 10-K.

Reinsurance recoverable on ceded reinsurance

	March 31, 2019		December 31, 2018
(in millions of U.S. dollars)	Net Reinsurance Recoverable (1)	Provision for Uncollectible	Net Reinsurance Recoverable (1)	Provision for Uncollectible
Reinsurance recoverable on unpaid losses and loss expenses	$14,707	$248	$14,689	$251
Reinsurance recoverable on paid losses and loss expenses	1,430	75	1,304	72
Reinsurance recoverable on losses and loss expenses	$16,137	$323	$15,993	$323
Reinsurance recoverable on policy benefits	$203	$4	$202	$4

(1)	Net of provision for uncollectible reinsurance.

The increase in reinsurance recoverable on losses and loss expenses was primarily due to additional reinsurance recoverables related to catastrophe losses in 2019 and prior period development, partially offset by collections on catastrophe losses and crop activity.

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

The following table presents a roll-forward of our unpaid losses and loss expenses:

(in millions of U.S. dollars)	Gross Losses	Reinsurance Recoverable (1)	Net Losses
Balance at December 31, 2018	$62,960	$14,689	$48,271
Losses and loss expenses incurred	5,261	1,163	4,098
Losses and loss expenses paid	(5,197)	(1,178)	(4,019)
Foreign currency revaluation and other	119	33	86
Balance at March 31, 2019	$63,143	$14,707	$48,436

(1)	Net of provision for uncollectible reinsurance.

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

Asbestos and Environmental (A&E)
There was no significant A&E reserve activity during the three months ended March 31, 2019. A&E reserves are included in Corporate. Refer to our 2018 Form 10-K for further information on our A&E exposures.

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

Catastrophe management
We actively monitor and manage our catastrophe risk accumulation around the world such as setting risk limits based on probable maximum loss (PML) and purchasing catastrophe reinsurance. The table below presents our modeled pre-tax estimates of natural catastrophe PML, net of reinsurance, at March 31, 2019, for Worldwide, U.S. hurricane and California earthquake events, based on our in-force portfolio at January 1, 2019 and reflecting the April 1, 2019 reinsurance program (see Natural Catastrophe Property Reinsurance Program section) as well as inuring reinsurance protection coverages. According to the model, for the 1-in-100 return period scenario, there is a one percent chance that our annual aggregate losses incurred in any year from U.S. hurricane events could be in excess of $2,659 million (or 5.1 percent of our total shareholders’ equity at March 31, 2019).

	Modeled Net Probable Maximum Loss (PML)
	Worldwide (1)		U.S. Hurricane (2)		California Earthquake (3)
	Annual Aggregate		Annual Aggregate		Single Occurrence
(in millions of U.S. dollars, except for percentages)	Chubb	% of Total Shareholders’ Equity	Chubb	% of Total Shareholders’ Equity	Chubb	% of Total Shareholders’ Equity
1-in-10	$1,848	3.5%	$1,065	2.0%	$127	0.2%
1-in-100	$3,787	7.2%	$2,659	5.1%	$1,339	2.6%
1-in-250	$6,145	11.7%	$4,779	9.1%	$1,519	2.9%

(1)	Worldwide losses are comprised of losses arising only from hurricanes, typhoons, convective storms and earthquakes and do not include “non-modeled” perils such as wildfire and flood.

(2)	U.S. Hurricane losses include losses from wind and storm-surge and exclude rainfall.

(3)	California earthquakes include fire-following perils.

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

Chubb renewed its Global Property Catastrophe Reinsurance Program for our North American and International operations effective April 1, 2019 through March 31, 2020, with modest enhancements in coverage from the expiring program. The program consists of three layers in excess of losses retained by Chubb on a per occurrence basis. In addition, Chubb also renewed its terrorism coverage (excluding nuclear, biological, chemical and radiation coverage, with an inclusion of coverage for biological and chemical coverage for personal lines) for the United States from April 1, 2019 through March 31, 2020 with the same limits and retention and percentage placed except that the majority of terrorism coverage is on an aggregate basis above our retentions without a reinstatement.

Loss Location	Layer of Loss	Comments	Notes
United States (excluding Alaska and Hawaii)	$0 million – $1.0 billion	Losses retained by Chubb	(a)
United States (excluding Alaska and Hawaii)	$1.0 billion – $1.2 billion	All natural perils and terrorism	(b)
United States (excluding Alaska and Hawaii)	$1.2 billion – $2.2 billion	All natural perils and terrorism	(c)
United States (excluding Alaska and Hawaii)	$2.2 billion – $3.5 billion	All natural perils and terrorism	(d)
International (including Alaska and Hawaii)	$0 million – $175 million	Losses retained by Chubb	(a)
International (including Alaska and Hawaii)	$175 million – $1.175 billion	All natural perils and terrorism	(c)
Alaska, Hawaii, and Canada	$1.175 billion – $2.475 billion	All natural perils and terrorism	(d)

(a)
Ultimate retention will depend upon the nature of the loss and the interplay between the underlying per risk programs and certain other catastrophe programs purchased by individual business units. These other catastrophe programs have the potential to reduce our effective retention below the stated levels.

(b)	These coverages are partially placed with Reinsurers.

(c)	These coverages are both part of the same Second layer within the Global Catastrophe Program and are fully placed with Reinsurers.

(d)	These coverages are both part of the same Third layer within the Global Catastrophe Program and are fully placed with Reinsurers.

Chubb also has a property catastrophe bond in place that offers additional natural catastrophe protection for certain parts of the portfolio. The geographic scope of this coverage is from Virginia through Maine. The East Lane VI 2015 bond currently provides $250 million of coverage as part of a $427 million layer in excess of $2.0 billion retention through March 13, 2020.

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

Liquidity
We anticipate that positive cash flows from operations (underwriting activities and investment income) should be sufficient to cover cash outflows under most loss scenarios for the near term. In addition to cash from operations, routine sales of investments, and financing arrangements, we have agreements with a third-party bank provider which implemented two international multi-currency notional cash pooling programs to enhance cash management efficiency during periods of short-term timing mismatches between expected inflows and outflows of cash by currency. The programs allow us to optimize investment income by avoiding portfolio disruption. Should the need arise, we generally have access to capital markets and an available $1.0 billion letter of credit/revolver facility. We have the ability to increase the capacity to $2.0 billion under certain conditions, but any such increase would not raise the sub-limit for revolving loans above $1.0 billion. At March 31, 2019, our LOC usage was $669 million. Our access to funds under an existing credit facility is dependent on the ability of the banks that are a party to the facility to meet their funding commitments. Our existing credit facility has a remaining term expiring in October 2022 and requires that we maintain certain financial covenants, all of which we met at March 31, 2019. Should our existing credit provider experience financial difficulty, we may be required to replace credit sources, possibly in a difficult market. If we cannot obtain adequate capital or sources of credit on favorable terms, on a timely basis, or at all, our business, operating results, and financial condition could be adversely affected. To date, we have not experienced difficulty accessing our credit facility. Refer to "Credit Facilities" in our 2018 10-K for additional information.

The payment of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction, as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies. During the three months ended March 31, 2019, we were able to meet all of our obligations, including the payments of dividends on our Common Shares, with our net cash flows.

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions as well as the subsidiary’s financial condition are paramount to the dividend decision. Chubb Limited received dividends of $200 million and nil from its Bermuda subsidiaries during the three months ended March 31, 2019 and 2018, respectively.

The payment of any dividends from CGM or its subsidiaries is subject to applicable U.K. insurance laws and regulations. In addition, the release of funds by Syndicate 2488 to subsidiaries of CGM is subject to regulations promulgated by the Society of Lloyd’s. The U.S. insurance subsidiaries of Chubb INA Holdings Inc. (Chubb INA) may pay dividends, without prior regulatory approval, subject to restrictions set out in state law of the subsidiary’s domicile (or, if applicable, commercial domicile). Chubb INA’s international subsidiaries are also subject to insurance laws and regulations particular to the countries in which the subsidiaries operate. These laws and regulations sometimes include restrictions that limit the amount of dividends payable without prior approval of regulatory insurance authorities. Chubb Limited received no dividends from CGM or Chubb INA during the three months ended March 31, 2019 and 2018. Debt issued by Chubb INA is serviced by statutorily permissible distributions by Chubb INA’s insurance subsidiaries to Chubb INA as well as other group resources. Chubb INA received dividends of nil and $3.0 billion from its subsidiaries during the three months ended March 31, 2019 and 2018, respectively.

Cash Flows
Our sources of liquidity include cash from operations, routine sales of investments, and financing arrangements. The following is a discussion of our cash flows for the three months ended March 31, 2019 and 2018.

Operating cash flows were $1.3 billion in the three months ended March 31, 2019, compared to $551 million in the prior year period. The prior year had higher net claims paid, principally reflecting the catastrophe loss payments related to the 2017 catastrophe events. In addition, there were lower taxes paid in 2019, reflecting the benefit of a refund claim for overpayments of taxes from prior years.

Cash used for investing was $673 million in the three months ended March 31, 2019, compared to $881 million in the prior year period. Cash used for financing was $630 million in the three months ended March 31, 2019, compared to cash from financing of $1.6 billion in the prior year period. The current year included $367 million of share repurchases and $336 million of dividends paid on Common Shares. The prior year included $1.9 billion of net proceeds from the issuance of long-term debt (net of repayments) partially offset by $330 million of dividends paid on Common Shares.

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

We use repurchase agreements as a funding alternative. At March 31, 2019, there were $1.4 billion in repurchase agreements outstanding with various maturities over the next 8 months.

Capital Resources
Capital resources consist of funds deployed or available to be deployed to support our business operations.

	March 31	December 31
(in millions of U.S. dollars, except for ratios)	2019	2018
Short-term debt	$509	$509
Long-term debt	12,071	12,087
Total financial debt	12,580	12,596
Trust preferred securities	308	308
Total shareholders’ equity	52,355	50,312
Total capitalization	$65,243	$63,216
Ratio of financial debt to total capitalization	19.3%	19.9%
Ratio of financial debt plus trust preferred securities to total capitalization	19.8%	20.4%

Repurchase agreements are excluded from the table above and are disclosed separately from short-term debt in the Consolidated balance sheets. The repurchase agreements are collateralized borrowings where we maintain the right and ability to redeem the collateral on short notice, unlike short-term debt which comprises the current maturities of our long-term debt instruments.

For the three months ended March 31, 2019, we repurchased $367 million of Common Shares in a series of open market transactions under the Board of Directors (Board) share repurchase authorization. At March 31, 2019, there were 21,604,659 Common Shares in treasury with a weighted average cost of $128.46 per share. For the period April 1 through May 1, 2019, we repurchased 550,000 Common Shares for a total of $77 million in a series of open market transactions. At May 1, 2019, $1.0 billion in share repurchase authorization remained through December 31, 2019.

We generally maintain the ability to issue certain classes of debt and equity securities via an unlimited Securities and Exchange Commission (SEC) shelf registration which is renewed every three years. This allows us capital market access for refinancing as well as for unforeseen or opportunistic capital needs.

Dividends
We have paid dividends each quarter since we became a public company in 1993. Under Swiss law, dividends must be stated in Swiss francs though dividend payments are made by Chubb in U.S. dollars. Refer to Note 6 to the Consolidated Financial Statements for a discussion of our dividend methodology.

At our May 2018 annual general meeting, our shareholders approved an annual dividend for the following year of up to $2.92 per share, or CHF 2.92 per share, calculated using the USD/CHF exchange rate as published in the Wall Street Journal on May 17, 2018, which was paid in four quarterly installments of $0.73 per share after the general meeting by way of a distribution from capital contribution reserves, transferred to free reserves for payment. The Board determines the record and payment dates at which the annual dividend may be paid until the date of the 2019 annual general meeting, and is authorized to abstain from distributing a dividend at its discretion. The annual dividend approved in May 2018 represented an $0.08 per share increase ($0.02 per quarter) over the prior year dividend.

The following table represents dividends paid per Common Share to shareholders of record on each of the following dates:

Shareholders of record as of:	Dividends paid as of:
December 21, 2018	January 11, 2019	$0.73 (CHF 0.73)
March 22, 2019	April 12, 2019	$0.73 (CHF 0.72)

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Refer to Item 7A included in our 2018 Form 10-K.

Foreign currency management
As a global company, Chubb entities transact business in multiple currencies. Our policy is to generally match assets, liabilities and required capital for each individual jurisdiction in local currency, which would include the use of derivatives. We do not hedge our net asset non-U.S. dollar capital positions. We occasionally engage in hedging activity for planned cross border transactions. For an estimated impact of foreign currency movement on our net assets denominated in non-U.S. currencies, refer to Item 7A in our 2018 Form 10-K. This information will be updated and disclosed in interim filings if our net assets in non-U.S. currencies change materially from the December 31, 2018 balances disclosed in the 2018 Form 10-K.

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

The tables below are estimates of the sensitivities to instantaneous changes in economic inputs (e.g., equity shock, interest rate shock etc.) or actuarial assumptions at March 31, 2019 of the FVL and of the fair value of specific derivative instruments held (hedge value) to partially offset the risk in the variable annuity guarantee reinsurance portfolio. The following assumptions should be considered when using the below tables:

•	No changes to the benefit ratio used to establish benefit reserves at March 31, 2019.

•	Equity shocks impact all global equity markets equally

•	Our liabilities are sensitive to global equity markets in the following proportions: 75 percent—85 percent U.S. equity, and 15 percent—25 percent international equity.

•	Our current hedge portfolio is sensitive only to U.S. equity markets.

•	We would suggest using the S&P 500 index as a proxy for U.S. equity, and the MSCI EAFE index as a proxy for international equity.

•	Interest rate shocks assume a parallel shift in the U.S. yield curve

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

•	The hedge sensitivity is from March 31, 2019 market levels and only applicable to the equity and interest rate sensitivities table below.

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

	Sensitivities to equity and interest rate movements
	(in millions of U.S. dollars)	Worldwide Equity Shock
	Interest Rate Shock	+10%	Flat	-10%	-20%	-30%	-40%
+100 bps	(Increase)/decrease in Gross FVL	$302	$184	$34	$(140)	$(343)	$(571)
	Increase/(decrease) in hedge value	(55)	—	55	110	165	220
	Increase/(decrease) in net income	$247	$184	$89	$(30)	$(178)	$(351)
Flat	(Increase)/decrease in Gross FVL	$147	$—	$(171)	$(370)	$(597)	$(846)
	Increase/(decrease) in hedge value	(55)	—	55	110	165	220
	Increase/(decrease) in net income	$92	$—	$(116)	$(260)	$(432)	$(626)
-100 bps	(Increase)/decrease in Gross FVL	$(59)	$(226)	$(419)	$(639)	$(884)	$(1,143)
	Increase/(decrease) in hedge value	(55)	—	55	110	165	220
	Increase/(decrease) in net income	$(114)	$(226)	$(364)	$(529)	$(719)	$(923)

	Sensitivities to Other Economic Variables	AA-rated Credit Spreads		Interest Rate Volatility		Equity Volatility
	(in millions of U.S. dollars)	+100 bps	-100 bps	+2%	-2%	+2%	-2%
	(Increase)/decrease in Gross FVL	$64	$(71)	$—	$—	$(9)	$8
	Increase/(decrease) in net income	$64	$(71)	$—	$—	$(9)	$8

	Sensitivities to Actuarial Assumptions			Mortality
	(in millions of U.S. dollars)			+20%	+10%	-10%	-20%
	(Increase)/decrease in Gross FVL			$17	$9	$(9)	$(18)
	Increase/(decrease) in net income			$17	$9	$(9)	$(18)

				Lapses
	(in millions of U.S. dollars)			+50%	+25%	-25%	-50%
	(Increase)/decrease in Gross FVL			$84	$44	$(48)	$(101)
	Increase/(decrease) in net income			$84	$44	$(48)	$(101)

				Annuitization
	(in millions of U.S. dollars)			+50%	+25%	-25%	-50%
	(Increase)/decrease in Gross FVL			$(467)	$(247)	$273	$476
	Increase/(decrease) in net income			$(467)	$(247)	$273	$476

ITEM 4. Controls and Procedures
Chubb’s management, with the participation of Chubb’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Chubb’s disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as of March 31, 2019. Based upon that evaluation, Chubb’s Chief Executive Officer and Chief Financial Officer concluded that Chubb’s disclosure controls and procedures are effective in allowing information required to be disclosed in reports filed under the Securities Exchange Act of 1934 to be recorded, processed, summarized, and reported within time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to Chubb’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
On January 14, 2016, Chubb completed the acquisition of The Chubb Corporation. During the three months ended March 31, 2019, we continued to integrate the information technology environments of the two companies.
There were no other changes to Chubb's internal controls over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, Chubb's internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings
The information required with respect to this item is included in Note 5 g) to the Consolidated Financial Statements which is hereby incorporated by reference.

ITEM 1A. Risk Factors
Refer to "Risk Factors" under Item 1A of Part I of our 2018 Form 10-K. There have been no material changes to the risk factors disclosed in Item 1A of Part I of our 2018 Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

Issuer’s Repurchases of Equity Securities
The following table provides information with respect to purchases by Chubb of its Common Shares during the three months ended March 31, 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan (3)
January 1 through January 31	378,763	$129.25	373,129	$1.43	billion
February 1 through February 28	1,389,224	$132.65	1,005,625	$1.30	billion
March 1 through March 31	1,380,440	$135.46	1,375,000	$1.11	billion
Total	3,148,427	$133.47	2,753,754

(1)
This column represents open market share repurchases and the surrender to Chubb of Common Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and the exercising of options by employees.

(2)	The aggregate value of shares repurchased in the three months ended March 31, 2019 as part of the publicly announced plan was $367 million.

(3)
Refer to Note 6 to the Consolidated Financial Statements for more information on the Chubb Limited securities repurchase authorization. In December 2018, our Board authorized the repurchase of up to $1.5 billion of Chubb's Common Shares from December 1, 2018 through December 31, 2019. For the period April 1, 2019 through May 1, 2019, we repurchased 550,000 Common Shares for a total of $77 million in a series of open market transactions. At May 1, 2019, $1.0 billion in share repurchase authorization remained through December 31, 2019.

ITEM 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
3.1	Articles of Association of the Company, as amended	8-K	3.1	May 18, 2018

3.2	Organizational Regulations of the Company, as amended	8-K	3.1	November 21, 2016

4.1	Articles of Association of the Company, as amended	8-K	4.1	May 18, 2018

4.2	Organizational Regulations of the Company, as amended	8-K	3.1	November 21, 2016

10.1*	Outside Directors Compensation Parameters	10-K	10.12	February 28, 2019

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

101.1
The following financial information from Chubb Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2019, and December 31, 2018; (ii) Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2019 and 2018; (iii) Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2019 and 2018; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018; and (v) Notes to Consolidated Financial Statements
					X

* Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHUBB LIMITED
(Registrant)

May 2, 2019	/s/ Evan G. Greenberg
Evan G. Greenberg
Chairman, President and Chief Executive Officer

May 2, 2019	/s/ Philip V. Bancroft
Philip V. Bancroft
Executive Vice President and Chief Financial Officer