Form 10-Q
period 2019-09-30
Chubb Ltd
filed 2019-10-31
CIK 896159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019
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
Yes  ☐                                               No  ☑
The number of registrant’s Common Shares (CHF 24.15 par value) outstanding as of October 17, 2019 was 453,202,305.

CHUBB LIMITED
INDEX TO FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements
CONSOLIDATED BALANCE SHEETS (Unaudited)
Chubb Limited and Subsidiaries

	September 30	December 31
(in millions of U.S. dollars, except share and per share data)	2019	2018
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost – $82,036 and $79,323) (includes hybrid financial instruments of $5 and $9)	$85,044	$78,470
Fixed maturities held to maturity, at amortized cost (fair value – $13,096 and $13,259)	12,622	13,435
Equity securities, at fair value and cost	722	770
Short-term investments, at fair value (amortized cost – $2,838 and $3,016)	2,835	3,016
Other investments, at fair value and cost	5,955	5,277
Total investments	107,178	100,968
Cash	1,478	1,247
Restricted cash	111	93
Securities lending collateral	962	1,926
Accrued investment income	857	883
Insurance and reinsurance balances receivable	10,403	10,075
Reinsurance recoverable on losses and loss expenses	15,527	15,993
Reinsurance recoverable on policy benefits	199	202
Deferred policy acquisition costs	5,148	4,922
Value of business acquired	274	295
Goodwill	15,230	15,271
Other intangible assets	6,148	6,143
Prepaid reinsurance premiums	2,691	2,544
Investments in partially-owned insurance companies	1,064	678
Other assets	7,878	6,531
Total assets	$175,148	$167,771
Liabilities
Unpaid losses and loss expenses	$63,012	$62,960
Unearned premiums	16,571	15,532
Future policy benefits	5,738	5,506
Insurance and reinsurance balances payable	6,341	6,437
Securities lending payable	962	1,926
Accounts payable, accrued expenses, and other liabilities	12,167	10,472
Deferred tax liabilities	766	304
Repurchase agreements	1,416	1,418
Short-term debt	10	509
Long-term debt	13,285	12,087
Trust preferred securities	308	308
Total liabilities	120,576	117,459
Commitments and contingencies
Shareholders’ equity
Common Shares (CHF 24.15 par value; 479,783,864 shares issued; 453,533,642 and 459,203,378 shares outstanding)	11,121	11,121
Common Shares in treasury (26,250,222 and 20,580,486 shares)	(3,504)	(2,618)
Additional paid-in capital	11,465	12,557
Retained earnings	34,969	31,700
Accumulated other comprehensive income (loss) (AOCI)	521	(2,448)
Total shareholders’ equity	54,572	50,312
Total liabilities and shareholders’ equity	$175,148	$167,771
See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars, except per share data)	2019	2018	2019	2018
Revenues
Net premiums written	$8,622	$8,110	$24,278	$23,229
Increase in unearned premiums	(295)	(202)	(923)	(630)
Net premiums earned	8,327	7,908	23,355	22,599
Net investment income	873	823	2,568	2,457
Net realized gains (losses):
Other-than-temporary impairment (OTTI) losses gross	(54)	(14)	(81)	(19)
Portion of OTTI losses recognized in other comprehensive income (OCI)	30	3	31	3
Net OTTI losses recognized in income	(24)	(11)	(50)	(16)
Net realized gains (losses) excluding OTTI losses	(131)	30	(425)	51
Total net realized gains (losses) (includes $(11), $(38), $(43) and $(142) reclassified from AOCI)	(155)	19	(475)	35
Total revenues	9,045	8,750	25,448	25,091
Expenses
Losses and loss expenses	5,052	4,868	13,865	13,457
Policy benefits	158	127	515	428
Policy acquisition costs	1,603	1,504	4,611	4,432
Administrative expenses	752	719	2,220	2,158
Interest expense	138	164	418	488
Other (income) expense	(57)	(145)	(326)	(307)
Amortization of purchased intangibles	76	83	229	253
Chubb integration expenses	2	16	9	39
Total expenses	7,724	7,336	21,541	20,948
Income before income tax	1,321	1,414	3,907	4,143
Income tax expense (benefit) (includes nil, $(4), $(2) and $(19) on reclassified unrealized gains and losses)	230	183	626	536
Net income	$1,091	$1,231	$3,281	$3,607
Other comprehensive income (loss)
Unrealized appreciation (depreciation)	$694	$(251)	$3,791	$(2,063)
Reclassification adjustment for net realized (gains) losses included in net income	11	38	43	142
	705	(213)	3,834	(1,921)
Change in:
Cumulative foreign currency translation adjustment	(193)	(482)	(143)	(659)
Postretirement benefit liability adjustment	(17)	(21)	(62)	(61)
Other comprehensive income (loss), before income tax	495	(716)	3,629	(2,641)
Income tax (expense) benefit related to OCI items	(113)	77	(660)	356
Other comprehensive income (loss)	382	(639)	2,969	(2,285)
Comprehensive income	$1,473	$592	$6,250	$1,322
Earnings per share
Basic earnings per share	$2.40	$2.66	$7.18	$7.76
Diluted earnings per share	$2.38	$2.64	$7.13	$7.71
See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2019	2018	2019	2018
Common Shares
Balance – beginning and end of period	$11,121	$11,121	$11,121	$11,121
Common Shares in treasury
Balance – beginning of period	(3,093)	(2,040)	(2,618)	(1,944)
Common Shares repurchased	(478)	(379)	(1,221)	(703)
Net shares redeemed under employee share-based compensation plans	67	47	335	275
Balance – end of period	(3,504)	(2,372)	(3,504)	(2,372)
Additional paid-in capital
Balance – beginning of period	11,757	13,150	12,557	13,978
Net shares redeemed under employee share-based compensation plans	6	—	(184)	(261)
Exercise of stock options	(17)	(23)	(65)	(42)
Share-based compensation expense	60	63	177	186
Funding of dividends declared to Retained earnings	(341)	(337)	(1,020)	(1,008)
Balance – end of period	11,465	12,853	11,465	12,853
Retained earnings
Balance – beginning of period	33,878	30,260	31,700	27,474
Cumulative effect of adoption of accounting guidance (refer to Note 1)	—	—	(12)	410
Balance – beginning of period, as adjusted	33,878	30,260	31,688	27,884
Net income	1,091	1,231	3,281	3,607
Funding of dividends declared from Additional paid-in capital	341	337	1,020	1,008
Dividends declared on Common Shares	(341)	(337)	(1,020)	(1,008)
Balance – end of period	34,969	31,491	34,969	31,491
Accumulated other comprehensive income (loss)
Net unrealized appreciation on investments
Balance – beginning of period	2,033	(390)	(545)	1,450
Cumulative effect of adoption of accounting guidance	—	—	—	(417)
Balance – beginning of period, as adjusted	2,033	(390)	(545)	1,033
Change in period, before reclassification from AOCI, net of income tax benefit (expense) of $(125), $58, $(674) and $358	569	(193)	3,117	(1,705)
Amounts reclassified from AOCI, net of income tax benefit (expense) of nil, $(4), $(2) and $(19)	11	34	41	123
Change in period, net of income tax benefit (expense) of $(125), $54, $(676) and $339	580	(159)	3,158	(1,582)
Balance – end of period	2,613	(549)	2,613	(549)
Cumulative foreign currency translation adjustment
Balance – beginning of period	(1,931)	(1,379)	(1,976)	(1,187)
Change in period, net of income tax benefit of $8, $20, $3 and $5	(185)	(462)	(140)	(654)
Balance – end of period	(2,116)	(1,841)	(2,116)	(1,841)
Postretirement benefit liability adjustment
Balance – beginning of period	37	249	73	280
Change in period, net of income tax benefit of $4, $3, $13 and $12	(13)	(18)	(49)	(49)
Balance – end of period	24	231	24	231
Accumulated other comprehensive income (loss)	521	(2,159)	521	(2,159)
Total shareholders’ equity	$54,572	$50,934	$54,572	$50,934
See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Chubb Limited and Subsidiaries

	Nine Months Ended September 30
(in millions of U.S. dollars)	2019	2018
Cash flows from operating activities
Net income	$3,281	$3,607
Adjustments to reconcile net income to net cash flows from operating activities
Net realized (gains) losses	475	(35)
Amortization of premiums/discounts on fixed maturities	294	454
Amortization of purchased intangibles	229	253
Deferred income taxes	(178)	46
Unpaid losses and loss expenses	277	436
Unearned premiums	1,061	779
Future policy benefits	148	170
Insurance and reinsurance balances payable	(114)	574
Accounts payable, accrued expenses, and other liabilities	(6)	(172)
Income taxes payable	83	182
Insurance and reinsurance balances receivable	(371)	(1,074)
Reinsurance recoverable	426	(219)
Deferred policy acquisition costs	(266)	(270)
Other	(426)	(834)
Net cash flows from operating activities	4,913	3,897
Cash flows from investing activities
Purchases of fixed maturities available for sale	(19,778)	(16,788)
Purchases of fixed maturities held to maturity	(143)	(380)
Purchases of equity securities	(466)	(148)
Sales of fixed maturities available for sale	10,430	9,041
Sales of to be announced mortgage-backed securities	6	—
Sales of equity securities	577	247
Maturities and redemptions of fixed maturities available for sale	6,390	5,482
Maturities and redemptions of fixed maturities held to maturity	814	1,001
Net change in short-term investments	202	64
Net derivative instruments settlements	(647)	(46)
Private equity contributions	(1,093)	(1,112)
Private equity distributions	973	743
Other	(826)	(231)
Net cash flows used for investing activities	(3,561)	(2,127)
Cash flows from financing activities
Dividends paid on Common Shares	(1,014)	(1,001)
Common Shares repurchased	(1,203)	(732)
Proceeds from issuance of long-term debt	1,286	2,171
Repayment of long-term debt	(501)	(2,001)
Proceeds from issuance of repurchase agreements	2,394	1,572
Repayment of repurchase agreements	(2,396)	(1,566)
Proceeds from share-based compensation plans	155	86
Policyholder contract deposits	376	269
Policyholder contract withdrawals	(221)	(222)
Net cash flows used for financing activities	(1,124)	(1,424)
Effect of foreign currency rate changes on cash and restricted cash	21	(40)
Net increase in cash and restricted cash	249	306
Cash and restricted cash – beginning of period	1,340	851
Cash and restricted cash – end of period	$1,589	$1,157
Supplemental cash flow information
Taxes paid	$733	$313
Interest paid	$327	$403
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

The following table provides a reconciliation of cash and restricted cash reported within the Consolidated balance sheets that total to the amounts shown in the Consolidated statements of cash flows:

	September 30	December 31
(in millions of U.S. dollars)	2019	2018
Cash	$1,478	$1,247
Restricted cash	111	93
Total cash and restricted cash shown in the Consolidated statements of cash flows	$1,589	$1,340

c) Goodwill
During the nine months ended September 30, 2019, Goodwill decreased $41 million, primarily reflecting the impact of foreign exchange.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

2. Investments

a) Fixed maturities

September 30, 2019	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	OTTI Recognized in AOCI
(in millions of U.S. dollars)
Available for sale
U.S. Treasury and agency	$3,438	$133	$(1)	$3,570	$—
Foreign	21,974	1,171	(68)	23,077	(27)
Corporate securities	30,344	1,131	(108)	31,367	(5)
Mortgage-backed securities	18,457	570	(13)	19,014	—
States, municipalities, and political subdivisions	7,823	205	(12)	8,016	—
	$82,036	$3,210	$(202)	$85,044	$(32)
Held to maturity
U.S. Treasury and agency	$1,234	$36	$—	$1,270	$—
Foreign	1,401	85	(1)	1,485	—
Corporate securities	2,391	127	(4)	2,514	—
Mortgage-backed securities	2,391	83	—	2,474	—
States, municipalities, and political subdivisions	5,205	149	(1)	5,353	—
	$12,622	$480	$(6)	$13,096	$—

December 31, 2018	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	OTTI Recognized in AOCI
(in millions of U.S. dollars)
Available for sale
U.S. Treasury and agency	$4,158	$30	$(43)	$4,145	$—
Foreign	21,370	395	(349)	21,416	—
Corporate securities	27,183	150	(750)	26,583	(6)
Mortgage-backed securities	15,758	66	(284)	15,540	(1)
States, municipalities, and political subdivisions	10,854	49	(117)	10,786	—
	$79,323	$690	$(1,543)	$78,470	$(7)
Held to maturity
U.S. Treasury and agency	$1,185	$8	$(11)	$1,182	$—
Foreign	1,549	11	(18)	1,542	—
Corporate securities	2,601	11	(104)	2,508	—
Mortgage-backed securities	2,524	5	(43)	2,486	—
States, municipalities, and political subdivisions	5,576	16	(51)	5,541	—
	$13,435	$51	$(227)	$13,259	$—

As discussed in Note 2 b), if a credit loss is incurred on an impaired fixed maturity, an OTTI is considered to have occurred and the portion of the impairment not related to credit losses (non-credit OTTI) is recognized in OCI. Included in the “OTTI Recognized in AOCI” columns above are the cumulative amounts of non-credit OTTI recognized in OCI adjusted for subsequent sales, maturities, and redemptions. OTTI recognized in AOCI does not include the impact of subsequent changes in fair value of the related securities. In periods subsequent to a recognition of OTTI in OCI, changes in the fair value of the related fixed maturities are reflected in Net unrealized appreciation on investments in the Consolidated statements of shareholders’ equity. For the three and nine months ended September 30, 2019, $21 million and $5 million, respectively, of net unrealized depreciation related to such securities are included in OCI. For the three and nine months ended September 30, 2018,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

$2 million and $6 million, respectively, of net unrealized depreciation related to such securities is included in OCI. At September 30, 2019 and December 31, 2018, AOCI included cumulative net unrealized depreciation of $26 million and net unrealized appreciation of $1 million, respectively, related to securities remaining in the investment portfolio for which a non-credit OTTI was recognized.

Mortgage-backed securities (MBS) issued by U.S. government agencies are combined with all other to be announced mortgage-backed securities (TBAs) held (refer to Note 6 b) (iv)) and are included in the category, “Mortgage-backed securities”. Approximately 83 percent and 81 percent of the total mortgage-backed securities at September 30, 2019 and December 31, 2018, respectively, are represented by investments in U.S. government agency bonds. The remainder of the mortgage exposure consists of collateralized mortgage obligations and non-government mortgage-backed securities, the majority of which provide a planned structure for principal and interest payments and carry a rating of AAA by the major credit rating agencies.

The following table presents fixed maturities by contractual maturity:

		September 30		December 31
		2019		2018
(in millions of U.S. dollars)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
Due in 1 year or less	$3,869	$3,889	$3,569	$3,568
Due after 1 year through 5 years	27,168	27,728	27,134	27,005
Due after 5 years through 10 years	23,368	24,309	24,095	23,543
Due after 10 years	9,174	10,104	8,767	8,814
	63,579	66,030	63,565	62,930
Mortgage-backed securities	18,457	19,014	15,758	15,540
	$82,036	$85,044	$79,323	$78,470
Held to maturity
Due in 1 year or less	$487	$490	$536	$537
Due after 1 year through 5 years	3,567	3,629	3,122	3,106
Due after 5 years through 10 years	3,822	3,959	4,468	4,407
Due after 10 years	2,355	2,544	2,785	2,723
	10,231	10,622	10,911	10,773
Mortgage-backed securities	2,391	2,474	2,524	2,486
	$12,622	$13,096	$13,435	$13,259

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

Corporate and foreign securities
Projected cash flows for corporate and foreign securities (principally senior unsecured bonds) are driven primarily by assumptions regarding probability of default and also the timing and amount of recoveries associated with defaults. Chubb developed projected cash flows for corporate and foreign securities using market observable data, issuer-specific information, and credit ratings. We use historical default data by Moody’s Investors Service (Moody’s) rating category to calculate a 1-in-100 year probability of default, which results in a default assumption in excess of the historical mean default rate. Consistent with management's approach, Chubb assumed a 32 percent recovery rate (the par value of a defaulted security that will be recovered) across all rating categories rather than using Moody's historical mean recovery rate of 42 percent. We believe that use of a default assumption in excess of the historical mean is conservative.

For the three and nine months ended September 30, 2019, credit losses recognized in Net income for corporate and foreign securities were $18 million and $32 million, respectively. For the three and nine months ended September 30, 2018, credit losses recognized in Net income for corporate and foreign securities were $8 million and $9 million, respectively.

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

For the three and nine months ended September 30, 2019 and 2018, there were no credit losses recognized in Net income for mortgage-backed securities.

The following table presents the components of Net realized gains (losses):

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2019	2018	2019	2018
Fixed maturities:
OTTI on fixed maturities, gross	$(54)	$(14)	$(81)	$(19)
OTTI on fixed maturities recognized in OCI (pre-tax)	30	3	31	3
OTTI on fixed maturities, net	(24)	(11)	(50)	(16)
Gross realized gains excluding OTTI	70	64	153	229
Gross realized losses excluding OTTI	(57)	(91)	(146)	(355)
Total fixed maturities	(11)	(38)	(43)	(142)
Equity securities	3	35	66	22
Other investments	(4)	5	(18)	23
Foreign exchange gains	84	39	86	102
Investment and embedded derivative instruments	(97)	37	(408)	78
Fair value adjustments on insurance derivative	(106)	54	(57)	133
S&P futures	(6)	(100)	(89)	(122)
Other derivative instruments	(14)	(8)	(8)	2
Other	(4)	(5)	(4)	(61)
Net realized gains (losses) (pre-tax)	$(155)	$19	$(475)	$35

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Other net realized gains (losses) for the nine months ended September 30, 2018 included a $36 million loss from the extinguishment of debt related to the redemption of the $1.0 billion 6.375 percent unsecured junior subordinated capital securities and a $22 million loss related to lease impairments.

The following table presents a roll-forward of pre-tax credit losses related to fixed maturities for which a portion of OTTI was recognized in OCI:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2019	2018	2019	2018
Balance of credit losses related to securities still held – beginning of period	$30	$16	$34	$22
Additions where no OTTI was previously recorded	17	6	28	7
Additions where an OTTI was previously recorded	1	2	4	2
Reductions for securities sold during the period	(8)	(3)	(26)	(10)
Balance of credit losses related to securities still held – end of period	$40	$21	$40	$21

c) Equity securities and Other investments
The following table presents realized gains and losses from equity securities and other investments, including both sales of securities and unrealized gains and losses from changes in fair value:

				Three Months Ended
				September 30
	2019			2018
(in millions of U.S. dollars)	Equity Securities	Other Investments	Total	Equity Securities	Other Investments	Total
Net gains (losses) recognized during the period	$3	$(4)	$(1)	$35	$5	$40
Less: Net gains (losses) recognized from sales of securities	24	(2)	22	48	—	48
Unrealized gains (losses) recognized for securities still held at reporting date	$(21)	$(2)	$(23)	$(13)	$5	$(8)

				Nine Months Ended
				September 30
	2019			2018
(in millions of U.S. dollars)	Equity Securities	Other Investments	Total	Equity Securities	Other Investments	Total
Net gains (losses) recognized during the period	$66	$(18)	$48	$22	$23	$45
Less: Net gains (losses) recognized from sales of securities	57	(4)	53	63	—	63
Unrealized gains (losses) recognized for securities still held at reporting date	$9	$(14)	$(5)	$(41)	$23	$(18)

d) Gross unrealized loss
At September 30, 2019, there were 4,231 fixed maturities out of a total of 31,075 fixed maturities in an unrealized loss position. The largest single unrealized loss in the fixed maturities was $7 million. Fixed maturities in an unrealized loss position at September 30, 2019, comprised both investment grade and below investment grade securities for which fair value declined primarily due to widening credit spreads since the date of purchase.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following tables present, for all securities in an unrealized loss position (including securities on loan), the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	0 – 12 Months		Over 12 Months		Total
September 30, 2019	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. Treasury and agency	$144	$—	$531	$(1)	$675	$(1)
Foreign	1,077	(23)	1,014	(46)	2,091	(69)
Corporate securities	2,600	(62)	1,095	(50)	3,695	(112)
Mortgage-backed securities	640	(2)	1,228	(11)	1,868	(13)
States, municipalities, and political subdivisions	650	(1)	371	(12)	1,021	(13)
Total fixed maturities	$5,111	$(88)	$4,239	$(120)	$9,350	$(208)

	0 – 12 Months		Over 12 Months		Total
December 31, 2018	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. Treasury and agency	$523	$(4)	$2,859	$(50)	$3,382	$(54)
Foreign	6,764	(208)	5,349	(159)	12,113	(367)
Corporate securities	16,538	(599)	4,873	(255)	21,411	(854)
Mortgage-backed securities	6,103	(98)	6,913	(229)	13,016	(327)
States, municipalities, and political subdivisions	5,024	(44)	7,768	(124)	12,792	(168)
Total fixed maturities	$34,952	$(953)	$27,762	$(817)	$62,714	$(1,770)

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

f) Restricted assets
Chubb is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutory regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. Chubb is also required to restrict assets pledged under repurchase agreements, which represent Chubb's agreement to sell securities and repurchase them at a future date for a predetermined price. We use trust funds in certain large reinsurance transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit (LOC) requirements. We have investments in segregated portfolios primarily to provide collateral or guarantees for LOC and derivative transactions. Included in restricted assets at September 30, 2019 and December 31, 2018 are investments, primarily fixed maturities, totaling $21.3 billion and $21.0 billion, respectively, and cash of $111 million and $93 million, respectively.
The following table presents the components of restricted assets:

	September 30	December 31
(in millions of U.S. dollars)	2019	2018
Trust funds	$14,325	$13,988
Deposits with U.S. regulatory authorities	2,476	2,405
Deposits with non-U.S. regulatory authorities	2,706	2,531
Assets pledged under repurchase agreements	1,474	1,468
Other pledged assets	447	692
Total	$21,428	$21,084

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

The effect of changes in key market factors on assumed lapse and annuitization rates reflect emerging trends using data available from cedants. For treaties with limited experience, rates are established in line with data received from other ceding companies adjusted, as appropriate, with industry estimates. The model and related assumptions are regularly re-evaluated by management and enhanced, as appropriate, based upon additional experience obtained related to policyholder behavior and availability of updated information such as market conditions, market participant assumptions, and demographics of in-force annuities. Because of the significant use of unobservable inputs including policyholder behavior, GLB reinsurance is classified within Level 3. For the three and nine months ended September 30, 2019 and 2018, no material technical refinements were made to the model. For detailed information on our lapse and annuitization rate assumptions, refer to Note 3 to the Consolidated Financial Statements of our 2018 Form 10-K.

Financial instruments measured at fair value on a recurring basis, by valuation hierarchy

September 30, 2019	Level 1	Level 2	Level 3	Total
(in millions of U.S. dollars)
Assets:
Fixed maturities available for sale
U.S. Treasury and agency	$2,893	$677	$—	$3,570
Foreign	—	22,684	393	23,077
Corporate securities	—	29,917	1,450	31,367
Mortgage-backed securities	—	18,937	77	19,014
States, municipalities, and political subdivisions	—	8,016	—	8,016
	2,893	80,231	1,920	85,044
Equity securities	662	4	56	722
Short-term investments	1,483	1,346	6	2,835
Other investments (1)	392	353	10	755
Securities lending collateral	—	962	—	962
Investment derivative instruments	22	—	—	22
Other derivative instruments	7	—	—	7
Separate account assets	3,140	147	—	3,287
Total assets measured at fair value (1)	$8,599	$83,043	$1,992	$93,634
Liabilities:
Investment derivative instruments	$63	$—	$—	$63
GLB (2)	—	—	509	509
Total liabilities measured at fair value	$63	$—	$509	$572

(1)
Excluded from the table above are partially-owned investments, investment funds, and limited partnerships of $4,871 million and other investments of $88 million at September 30, 2019 measured using NAV as a practical expedient.

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

			September 30		December 31
	Expected Liquidation Period of Underlying Assets		2019		2018
(in millions of U.S. dollars)		Fair Value	Maximum Future Funding Commitments	Fair Value	Maximum Future Funding Commitments
Financial	2 to 10 Years	$568	$360	$596	$193
Real Assets	2 to 11 Years	771	497	704	362
Distressed	2 to 7 Years	264	89	296	105
Private Credit	3 to 8 Years	109	271	147	310
Traditional	2 to 14 Years	2,767	2,224	2,362	2,735
Vintage	1 to 2 Years	134	37	56	—
Investment funds	Not Applicable	258	—	83	—
		$4,871	$3,478	$4,244	$3,705

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

(in millions of U.S. dollars, except for percentages)	Fair Value		Valuation Technique	Significant Unobservable Inputs	Ranges
	September 30, 2019	December 31, 2018
GLB (1)	$509	$452	Actuarial model	Lapse rate	3% – 32%
				Annuitization rate	0% – 42%

(1)	Discussion of the most significant inputs used in the fair value measurement of GLB and the sensitivity of those assumptions is included within Note 3 a) Guaranteed living benefits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following tables present a reconciliation of the beginning and ending balances of financial instruments measured at fair value using significant unobservable inputs (Level 3):

	Assets						Liabilities
Three Months Ended	Available-for-Sale Debt Securities			Equity securities	Short-term investments	Other investments	GLB (1)
September 30, 2019	Foreign	Corporate securities	MBS
(in millions of U.S. dollars)
Balance – beginning of period	$371	$1,359	$76	$56	$4	$11	$403
Transfers into Level 3	—	1	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—
Change in Net Unrealized Gains (Losses) included in OCI, including foreign exchange	(8)	(4)	—	(1)	—	—	—
Net Realized Gains/Losses	—	—	—	(1)	—	—	106
Purchases	68	176	1	5	2	—	—
Sales	(35)	(18)	—	(3)	—	—	—
Settlements	(3)	(64)	—	—	—	(1)	—
Balance – end of period	$393	$1,450	$77	$56	$6	$10	$509
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$—	$—	$—	$(1)	$—	$—	$106

(1)
Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as Future policy benefits in the Consolidated balance sheets. The liability for GLB reinsurance was $935 million at September 30, 2019, and $815 million at June 30, 2019, which includes a fair value derivative adjustment of $509 million and $403 million, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	Assets						Liabilities
Nine Months Ended	Available-for-Sale Debt Securities			Equity securities	Short-term investments	Other investments	GLB (1)
September 30, 2019	Foreign	Corporate securities	MBS
(in millions of U.S. dollars)
Balance – beginning of period	$345	$1,299	$61	$57	$1	$11	$452
Transfers into Level 3	3	16	—	—	—	—	—
Transfers out of Level 3	(15)	—	—	—	—	—	—
Change in Net Unrealized Gains (Losses) included in OCI, including foreign exchange	(2)	1	—	1	—	—	—
Net Realized Gains/Losses	(1)	—	—	(4)	—	—	57
Purchases	164	425	19	19	6	—	—
Sales	(54)	(91)	(1)	(17)	—	—	—
Settlements	(47)	(200)	(2)	—	(1)	(1)	—
Balance – end of period	$393	$1,450	$77	$56	$6	$10	$509
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$—	$(1)	$—	$(3)	$—	$—	$57

(1)
Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as Future policy benefits in the Consolidated balance sheets. The liability for GLB reinsurance was $935 million at September 30, 2019, and $861 million at December 31, 2018, which includes a fair value derivative adjustment of $509 million and $452 million, respectively.

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

The following tables present fair value, by valuation hierarchy, and carrying value of the financial instruments not measured at fair value:

September 30, 2019	Fair Value				Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities held to maturity
U.S. Treasury and agency	$1,213	$57	$—	$1,270	$1,234
Foreign	—	1,485	—	1,485	1,401
Corporate securities	—	2,482	32	2,514	2,391
Mortgage-backed securities	—	2,474	—	2,474	2,391
States, municipalities, and political subdivisions	—	5,353	—	5,353	5,205
Total assets	$1,213	$11,851	$32	$13,096	$12,622
Liabilities:
Repurchase agreements	$—	$1,416	$—	$1,416	$1,416
Short-term debt	—	10	—	10	10
Long-term debt	—	14,901	—	14,901	13,285
Trust preferred securities	—	457	—	457	308
Total liabilities	$—	$16,784	$—	$16,784	$15,019

December 31, 2018	Fair Value				Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities held to maturity
U.S. Treasury and agency	$1,128	$54	$—	$1,182	$1,185
Foreign	—	1,542	—	1,542	1,549
Corporate securities	—	2,477	31	2,508	2,601
Mortgage-backed securities	—	2,486	—	2,486	2,524
States, municipalities, and political subdivisions	—	5,541	—	5,541	5,576
Total assets	$1,128	$12,100	$31	$13,259	$13,435
Liabilities:
Repurchase agreements	$—	$1,418	$—	$1,418	$1,418
Short-term debt	—	516	—	516	509
Long-term debt	—	12,181	—	12,181	12,087
Trust preferred securities	—	409	—	409	308
Total liabilities	$—	$14,524	$—	$14,524	$14,322

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

4. Unpaid losses and loss expenses

The following table presents a reconciliation of beginning and ending Unpaid losses and loss expenses:

	Nine Months Ended September 30
(in millions of U.S. dollars)	2019	2018
Gross unpaid losses and loss expenses – beginning of period	$62,960	$63,179
Reinsurance recoverable on unpaid losses - beginning of period (1)	(14,689)	(14,014)
Net unpaid losses and loss expenses – beginning of period	48,271	49,165
Net losses and loss expenses incurred in respect of losses occurring in:
Current year	14,484	14,186
Prior years (2)	(619)	(729)
Total	13,865	13,457
Net losses and loss expenses paid in respect of losses occurring in:
Current year	4,920	4,522
Prior years	8,374	8,596
Total	13,294	13,118
Foreign currency revaluation and other	(162)	(440)
Net unpaid losses and loss expenses – end of period	48,680	49,064
Reinsurance recoverable on unpaid losses (1)	14,332	13,965
Gross unpaid losses and loss expenses – end of period	$63,012	$63,029

(1)	Net of provision for uncollectible reinsurance.

(2)
Relates to prior period loss reserve development only and excludes prior period development related to reinstatement premiums, expense adjustments and earned premiums totaling $60 million and $86 million for the nine months ended September 30, 2019 and 2018, respectively.

Gross and net unpaid losses and loss expenses increased $52 million and $409 million, respectively, for the nine months ended September 30, 2019, reflecting an increase in the underlying reserves, partially offset by favorable prior period development and payments related to catastrophic events.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table summarizes (favorable) and adverse PPD by segment.

	Three Months Ended September 30			Nine Months Ended September 30
(in millions of U.S. dollars)	Long-tail	Short-tail	Total	Long-tail	Short-tail	Total
2019
North America Commercial P&C Insurance	$(197)	$88	$(109)	$(468)	$43	$(425)
North America Personal P&C Insurance	—	(62)	(62)	—	(88)	(88)
North America Agricultural Insurance	—	18	18	—	(43)	(43)
Overseas General Insurance	(66)	41	(25)	(66)	17	(49)
Global Reinsurance	(25)	—	(25)	(59)	26	(33)
Corporate	36	—	36	79	—	79
Total	$(252)	$85	$(167)	$(514)	$(45)	$(559)
2018
North America Commercial P&C Insurance	$(170)	$(46)	$(216)	$(266)	$(206)	$(472)
North America Personal P&C Insurance	—	58	58	—	59	59
North America Agricultural Insurance	—	(1)	(1)	—	(77)	(77)
Overseas General Insurance	(49)	(23)	(72)	(51)	(115)	(166)
Global Reinsurance	(39)	15	(24)	(69)	15	(54)
Corporate	12	—	12	67	—	67
Total	$(246)	$3	$(243)	$(319)	$(324)	$(643)

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

North America Commercial P&C Insurance
2019
For the three months ended September 30, 2019, net favorable PPD was $109 million, which was the net result of several underlying favorable and adverse movements, and was driven by the following principal changes:

•	Net favorable development of $197 million in long-tail business, primarily from:

•
Net favorable development of $94 million in workers' compensation business mainly impacting accident years 2015 and prior, driven by lower than expected paid and reported loss activity, and related improvements in loss development factors;

•	Net favorable development of $39 million in our foreign casualty business, impacting accident years 2015 and prior, driven by reported loss activity that was generally lower than expected;

•
Net favorable development of $36 million on large multi-line prospective deals in the 2015 and prior accident years, due to lower than expected reported loss activity. These structured deals typically cover large clients for multiple product lines and with varying loss limitations; this development is net of premium returns of $34 million tied to the loss performance of the particular deals; and

•
Net favorable development of $32 million in U.S. commercial excess and umbrella portfolios, mainly in accident years 2013 and prior, driven by lower paid and reported loss activity relative to prior expectations as well as an increase in weighting towards experience-based methods, partly offset by modestly adverse development in more recent accident years, mainly in 2018, due to higher than expected large loss activity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

•	Net adverse development of $88 million in short-tail business, primarily in our property and marine portfolios from:

•
Net adverse development excluding catastrophes of $116 million, with adverse development of $154 million across our retail, wholesale, and program distribution channels in accident year 2018, primarily due to a higher than expected severity of non-catastrophe claims, partly offset by favorable development of $38 million in 2017 and prior accident years on non-catastrophe claims; and

•
Net favorable catastrophe development of $27 million. There was $41 million of favorable development on the 2017 and 2018 natural catastrophes, mostly in 2017, partly offset by some adverse development on older catastrophe events.

For the nine months ended September 30, 2019, net favorable PPD was $425 million, which was the net result of several underlying favorable and adverse movements, and was driven by the following principal changes:

•	Net favorable development of $468 million in long-tail business, primarily from:

•
Net favorable development of $294 million in our workers’ compensation lines. This included favorable development of $61 million related to our annual assessment of multi-claimant events including industrial accidents, in the 2018 accident year. Consistent with prior years, we reviewed these potential exposures after the close of the accident year to allow for late reporting or identification of significant losses. This development in accident year 2018 was partially offset by some higher than expected activity from other claims and from involuntary pools. The remaining overall favorable development was mainly in accident years 2015 and prior, generally driven by lower than expected loss experience and related updates to loss development factors;

•
Net favorable development of $63 million in U.S. commercial excess and umbrella portfolios due to the same factors experienced for the three months ended September 30, 2019, as described above with a similar result of favorable development in older accident years, partly offset by some adverse development in several of the more recent prior accident years which led to reserve strengthening in those years;

•
Net favorable development of $53 million in professional liability (errors & omissions and cyber), mainly in the 2015 and prior accident years where case activity was less than expected, partially offset by adverse development in the 2016 accident year, which was driven by several large adverse claim developments;

•	Net favorable development of $39 million in our foreign casualty business due to the same factors experienced for the three months ended September 30, 2019, as described above;

•	Net favorable development of $36 million on large multi-line prospective deals due to the same factors experienced for the three months ended September 30, 2019, as described above; and

•	Net adverse development of $31 million in automobile liability, driven by adverse paid and reported loss experience mainly in accident years 2014 through 2018.

•
Net adverse development of $43 million in short-tail business due to the same factors experienced for the three months ended September 30, 2019, as described above, which was partly offset by favorable development of $49 million in surety business, mainly in the 2017 accident year, driven by lower than expected reported loss activity.

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

North America Personal P&C Insurance
2019
For the three months ended September 30, 2019, net favorable PPD was $62 million, which was the net result of several underlying favorable and adverse movements, and was driven by the following principal changes:

•
Net favorable development of $36 million in our homeowners lines, including valuables, mainly in accident year 2018. Non-catastrophe loss emergence was generally lower than expected in recent accident years. Losses arising from accident year 2017 natural catastrophes developed adversely; however, this was mostly offset by favorable development on the 2018 catastrophe events; and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

•
Net favorable development of $26 million in our personal excess lines primarily impacting the 2016 accident year, due to lower than expected loss emergence and an increase in weighting towards experience-based methods, partly offset by adverse emergence in accident year 2015.

For the nine months ended September 30, 2019, net favorable PPD was $88 million, which was the net result of several underlying favorable and adverse movements, and was driven by the following principal changes:

•	Net favorable claim development of $132 million on the 2017 and 2018 natural catastrophes for all lines;

•	Net favorable development of $26 million in our personal excess lines due to the same factors experienced for the three months ended September 30, 2019, as described above;

•	Net favorable development of $16 million, which was the net result of several underlying favorable and adverse movements predominantly in the automobile and recreational marine lines; and

•	Net adverse development of $82 million in our homeowners lines, including valuables, arising from non-catastrophe loss emergence, mainly in the 2018 accident year.

2018
For the three months ended September 30, 2018, net adverse PPD was $58 million, which was the net result of several underlying favorable and adverse movements, and was driven by the following principal changes:

•
Net adverse development of $80 million in our homeowners and valuables lines, primarily impacting the 2017 accident year. Overall, non-catastrophe losses were $137 million higher than expected, partially offset by favorable claim development of $57 million on the 2017 natural catastrophes. The higher than expected non-catastrophe homeowners losses were primarily severity driven and included water related claims, large fire losses, and non-catastrophe weather claims; and

•
Net favorable development of $24 million in our personal excess lines primarily impacting the 2015 accident year, due to lower than expected loss emergence and an increase in weighting towards experience-based methods.

For the nine months ended September 30, 2018, net adverse PPD was $59 million, primarily due to the same factors as experienced for the three months ended September 30, 2018 as described above, including $68 million of favorable claim development on the 2017 natural catastrophes.

North America Agricultural Insurance
2019
For the three months ended September 30, 2019, net adverse PPD was $18 million, mainly impacting accident year 2018, across multiple product lines in our Farm and Commercial Agriculture businesses.

For the nine months ended September 30, 2019, net favorable PPD was $43 million, which is the net of the adverse activity noted above and favorable claim development in our Multiple Peril Crop Insurance (MPCI) business, which was due to better than expected crop yield results in certain states at the prior year-end period (i.e., 2019 results based on crop yield results at year-end 2018).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Overseas General Insurance
2019
For the three months ended September 30, 2019, net favorable PPD was $25 million, which was the net result of several underlying favorable and adverse movements, and was driven by the following principal changes:

•	Net favorable development of $66 million in long-tail business, primarily from:

•
Net favorable development of $101 million in casualty lines, including favorable development of $123 million in accident years 2015 and prior, due to lower than expected loss emergence mainly across primary lines in Continental Europe, U.K., and Asia Pacific, partially offset by adverse development of $22 million in accident years 2016 through 2018, primarily due to adverse attritional and large loss experience in Continental Europe; and

•
Net adverse development of $50 million in financial lines, with favorable development of $75 million in accident years 2015 and prior, due to lower than expected loss emergence across most regions in Directors and Officers (D&O) and Professional Indemnity, which was more than offset by adverse development of $125 million in accident years 2016 through 2018, primarily due to adverse large loss experience in D&O in the U.K. and Asia Pacific.

•
Net adverse development of $41 million in short-tail business, primarily due to net adverse development of $27 million in Surety, driven by adverse large loss experience across Continental Europe and Latin America in accident years 2017 and 2018.

For the nine months ended September 30, 2019, net favorable PPD was $49 million, which was the net result of several underlying favorable and adverse movements, and was driven by the following principal changes:

•	Net favorable development of $66 million in long-tail lines due to the same factors experienced for the three months ended September 30, 2019 described above; and

•	Net adverse development of $17 million in short-tail lines.

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

•	Favorable development of $8 million from claim development on the 2017 natural catastrophes; and

•	Net favorable development of $57 million, primarily including $17 million in personal business, $17 million in surety,$16 million in A&H business, and $13 million in energy lines.

Global Reinsurance
2019
For the three months ended September 30, 2019, net favorable PPD was $25 million, in long-tail business, primarily from professional liability, medical malpractice, and workers' compensation lines primarily from treaty years 2013 and prior principally due to lower than expected loss emergence.

For the nine months ended September 30, 2019, net favorable PPD was $33 million, which was the net result of several underlying favorable and adverse movements, and was driven by the following principal changes:

•
Net favorable development of $59 million in long-tail business, primarily in our casualty, professional liability, medical malpractice, and workers’ compensation lines primarily from treaty years 2013 and prior principally due to lower than expected loss emergence; and

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Corporate
2019
For the three months ended September 30, 2019, net adverse development was $36 million, driven principally by adverse development in environmental liabilities of $27 million due to case specific settlements and higher than expected remediation expense and defense costs, generally impacting larger modeled accounts. The net adverse development also included charges relating to unallocated loss adjustment expenses due to run-off operating expenses of $9 million.

For the nine months ended September 30, 2019, net adverse development was $79 million, driven principally by adverse development on non A&E run-off casualty exposures, including workers' compensation, and by the adverse development in environmental liabilities as described above. The net adverse development also included charges relating to unallocated loss adjustment expenses due to run-off operating expenses of $28 million.

2018
For the three months ended September 30, 2018, net adverse development was $12 million, driven principally by adverse development in environmental liabilities of $54 million due to case specific settlements and higher than expected remediation expense and defense costs, generally impacting larger modeled accounts. This adverse development was partially offset by a favorable adjustment in our estimate of reinsurance recoverables.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

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

The following table presents the balance sheet locations, fair values of derivative instruments in an asset or (liability) position, and notional values/payment provisions of our derivative instruments:

			September 30, 2019			December 31, 2018
	Consolidated Balance Sheet Location	Fair Value		Notional Value/ Payment Provision	Fair Value		Notional Value/ Payment Provision
(in millions of U.S. dollars)		Derivative Asset	Derivative (Liability)		Derivative Asset	Derivative (Liability)
Investment and embedded derivative instruments:
Foreign currency forward contracts	OA / (AP)	$10	$(59)	$2,888	$15	$(19)	$2,185
Cross-currency swaps	OA / (AP)	—	—	—	—	—	45
Interest rate swaps	OA / (AP)	—	—	—	—	(115)	5,250
Options/Futures contracts on notes, bonds, and equities	OA / (AP)	12	(4)	853	13	(19)	1,046
Convertible securities (1)	FM AFS / ES	5	—	8	9	—	11
TBAs	FM AFS	—	—	—	6	—	6
		$27	$(63)	$3,749	$43	$(153)	$8,543
Other derivative instruments:
Futures contracts on equities (2)	OA / (AP)	$6	$—	$582	$23	$—	$507
Other	OA / (AP)	1	—	207	2	—	74
		$7	$—	$789	$25	$—	$581
GLB (3)	(AP) / (FPB)	$—	$(935)	$1,729	$—	$(861)	$1,750

(1)	Includes fair value of embedded derivatives.

(2)	Related to GMDB and GLB blocks of business.

(3)
Includes both future policy benefits reserves of $426 million and $409 million and fair value derivative adjustment of $509 million and $452 million at September 30, 2019 and December 31, 2018, respectively. Note that the payment provision related to GLB is the net amount at risk. The concept of a notional value does not apply to the GLB reinsurance contracts.

At September 30, 2019 and December 31, 2018, derivative liabilities of $30 million and $95 million, respectively, included in the table above were subject to a master netting agreement. The remaining derivatives included in the table above were not subject to a master netting agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents net realized gains (losses) related to derivative instrument activity in the Consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2019	2018	2019	2018
Investment and embedded derivative instruments:
Foreign currency forward contracts	$(20)	$(2)	$(57)	$5
Interest rate swaps	(55)	26	(270)	26
All other futures contracts, options, and equities	(22)	13	(83)	47
Convertible securities (1)	—	—	2	—
Total investment and embedded derivative instruments	$(97)	$37	$(408)	$78
GLB and other derivative instruments:
GLB (2)	$(106)	$54	$(57)	$133
Futures contracts on equities (3)	(6)	(100)	(89)	(122)
Other	(14)	(8)	(8)	2
Total GLB and other derivative instruments	$(126)	$(54)	$(154)	$13
	$(223)	$(17)	$(562)	$91

(1)	Includes embedded derivatives.

(2)	Excludes foreign exchange gains (losses) related to GLB.

(3)	Related to GMDB and GLB books of business.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents the carrying value of collateral held under securities lending agreements by investment category and remaining contractual maturity of the underlying agreements:

	Remaining contractual maturity
	September 30	December 31
	2019	2018
(in millions of U.S. dollars)	Overnight and Continuous
Collateral held under securities lending agreements:
Cash	$562	$756
U.S. Treasury and agency	70	64
Foreign	249	795
Corporate securities	17	15
Mortgage-backed securities	18	45
Equity securities	46	251
	$962	$1,926
Gross amount of recognized liability for securities lending payable	$962	$1,926

At September 30, 2019 and December 31, 2018, our repurchase agreement obligations of $1,416 million and $1,418 million, respectively, were fully collateralized. In contrast to securities lending programs, the use of cash received is not restricted for the repurchase obligations. The fair value of the underlying securities sold remains in Fixed maturities available for sale and the repurchase agreement obligation is recorded in Repurchase agreements in the Consolidated balance sheets.

The following table presents the carrying value of collateral pledged under repurchase agreements by investment category and remaining contractual maturity of the underlying agreements:

	Remaining contractual maturity
	September 30, 2019			December 31, 2018
	30-90 Days	Greater than 90 Days	Total	30-90 Days	Greater than 90 Days	Total
(in millions of U.S. dollars)
Collateral pledged under repurchase agreements:
U.S. Treasury and agency	$—	$107	$107	$—	$259	$259
Mortgage-backed securities	488	879	1,367	496	713	1,209
	$488	$986	$1,474	$496	$972	$1,468
Gross amount of recognized liabilities for repurchase agreements			$1,416			$1,418
Difference (1)			$58			$50

(1)	Per the repurchase agreements, the amount of collateral posted is required to exceed the amount of gross liability.

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

d) Fixed maturities
At September 30, 2019, we have commitments to purchase fixed income securities of $799 million over the next several years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

e) Other investments
At September 30, 2019, included in Other investments in the Consolidated balance sheets are investments in limited partnerships and partially-owned investment companies with a carrying value of $4.6 billion. In connection with these investments, we have commitments that may require funding of up to $3.5 billion over the next several years.

f) Income Taxes
At September 30, 2019, $13 million of unrecognized tax benefits remain outstanding. It is reasonably possible that over the next twelve months, that the amount of unrecognized tax benefits may change resulting from the re-evaluation of unrecognized tax benefits arising from examinations by taxing authorities and the lapses of statutes of limitations. With few exceptions, Chubb is no longer subject to income tax examinations for years before 2010.

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

h) Leases
At September 30, 2019, the right-of-use asset was $577 million recorded within Other assets, and the lease liability was $617 million, which was recorded within Accounts payable, accrued expenses, and other liabilities on the Consolidated balance sheet. These leases consist principally of real estate operating leases that are amortized on a straight-line basis over the term of the lease.

7. Shareholders’ equity

All of Chubb’s Common Shares are authorized under Swiss corporate law. Though the par value of Common Shares is stated in Swiss francs, Chubb continues to use U.S. dollars as its reporting currency for preparing consolidated financial statements. Under Swiss corporate law, dividends, including distributions through a reduction in par value (par value reduction) or from legal reserves, must be stated in Swiss francs though dividend payments are made by Chubb in U.S. dollars. At September 30, 2019, our Common Shares had a par value of CHF 24.15 per share.

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

The following table presents dividend distributions per Common Share in Swiss francs (CHF) and U.S. dollars (USD):

	Three Months Ended				Nine Months Ended
	September 30				September 30
	2019		2018		2019		2018
	CHF	USD	CHF	USD	CHF	USD	CHF	USD
Total dividend distributions per common share	0.73	$0.75	0.72	$0.73	2.20	$2.23	2.11	$2.17

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Common Shares in treasury are used principally for issuance upon the exercise of employee stock options, grants of restricted stock, and purchases under the Employee Stock Purchase Plan (ESPP). At September 30, 2019, 26,250,222 Common Shares remain in treasury after net shares redeemed under employee share-based compensation plans.

Chubb Limited securities repurchase authorization
In December 2017, the Board authorized a share repurchase program of $1.0 billion of Chubb's Common Shares from January 1, 2018 through December 31, 2018. In December 2018, the Board authorized the repurchase of up to $1.5 billion of Chubb's Common Shares from December 1, 2018 through December 31, 2019.

The following table presents repurchases of Chubb's Common Shares conducted in a series of open market transactions under the Board authorizations:

	Three Months Ended September 30		Nine Months Ended September 30		October 1, 2019 through October 30, 2019
(in millions of U.S. dollars, except share data)	2019	2018	2019	2018
Number of shares repurchased	3,079,618	2,781,307	8,417,838	5,225,162	700,900
Cost of shares repurchased	$478	$379	$1,221	$703	$108
Repurchase authorization remaining at end of period	$258	$297	$258	$297	$150

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

9. Postretirement benefits

The components of net pension and other postretirement benefit costs (benefits) reflected in Net income in the Consolidated statements of operations were as follows:

	Pension Benefit Plans				Other Postretirement Benefit Plans
	2019		2018		2019	2018
Three Months Ended September 30	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
(in millions of U.S. dollars)
Service cost	$12	$3	$14	$3	$—	$1
Non-service cost:
Interest cost	30	6	26	6	1	1
Expected return on plan assets	(47)	(11)	(53)	(12)	(1)	(2)
Amortization of net actuarial loss	—	1	—	1	—	—
Amortization of prior service cost	—	—	—	—	(20)	(21)
Curtailments	—	—	—	—	—	(1)
Settlements	1	—	—	—	—	—
Total non-service (benefit) cost	(16)	(4)	(27)	(5)	(20)	(23)
Net periodic (benefit) cost	$(4)	$(1)	$(13)	$(2)	$(20)	$(22)

	Pension Benefit Plans				Other Postretirement Benefit Plans
	2019		2018		2019	2018
Nine Months Ended September 30	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
(in millions of U.S. dollars)
Service cost	$37	$8	$43	$9	$—	$1
Non-service cost:
Interest cost	89	20	79	20	3	3
Expected return on plan assets	(142)	(33)	(159)	(38)	(3)	(4)
Amortization of net actuarial loss	—	2	—	1	—	—
Amortization of prior service cost	—	—	—	—	(60)	(64)
Curtailments	—	—	—	—	—	(2)
Settlements	1	—	1	—	—	—
Total non-service (benefit) cost	(52)	(11)	(79)	(17)	(60)	(67)
Net periodic (benefit) cost	$(15)	$(3)	$(36)	$(8)	$(60)	$(66)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The service and non-service cost components of net periodic (benefit) cost reflected in the Consolidated statements of operations were as follows:

	Pension Benefit Plans		Other Postretirement Benefit Plans
Three Months Ended September 30	2019	2018	2019	2018
(in millions of U.S. dollars)
Service Cost:
Losses and loss expenses	$2	$2	$—	$—
Administrative expenses	13	15	—	1
Total service cost	15	17	—	1
Non-service Cost:
Losses and loss expenses	(1)	(3)	(2)	(3)
Administrative expenses	(19)	(29)	(18)	(20)
Total non-service (benefit) cost	(20)	(32)	(20)	(23)
Net periodic (benefit) cost	$(5)	$(15)	$(20)	$(22)

	Pension Benefit Plans		Other Postretirement Benefit Plans
Nine Months Ended September 30	2019	2018	2019	2018
(in millions of U.S. dollars)
Service Cost:
Losses and loss expenses	$5	$5	$—	$—
Administrative expenses	40	47	—	1
Total service cost	45	52	—	1
Non-service Cost:
Losses and loss expenses	(5)	(8)	(6)	(7)
Administrative expenses	(58)	(88)	(54)	(60)
Total non-service (benefit) cost	(63)	(96)	(60)	(67)
Net periodic (benefit) cost	$(18)	$(44)	$(60)	$(66)

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

For segment reporting purposes, certain items are presented in a different manner below than in the consolidated financial statements. Management uses underwriting income (loss) as the main measures of segment performance. Chubb calculates underwriting income (loss) by subtracting Losses and loss expenses, Policy benefits, Policy acquisition costs, and Administrative expenses from Net premiums earned. To calculate Segment income (loss), include Net investment income (loss), Other (income) expense, and Amortization of purchased intangibles. For the North America Agricultural Insurance segment, management includes gains and losses on crop derivatives as a component of underwriting income (loss). For example, for the three months ended September 30, 2019, underwriting income in our North America Agricultural Insurance segment was $1 million. This amount includes $14 million of realized losses related to crop derivatives which are reported in Net realized gains (losses) in the Corporate column below.

For the Life Insurance segment, management includes Net investment income and (Gains) losses from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP as components of Life Insurance

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

underwriting income. For example, for the three months ended September 30, 2019, Life Insurance underwriting income of $79 million includes Net investment income of $92 million and losses from fair value changes in separate account assets of $7 million. The losses from fair value changes in separate account assets are reported in Other (income) expense in the table below.

The following tables present the Statement of Operations by segment:

For the Three Months Ended September 30, 2019 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Chubb Consolidated

Net premiums written	$3,452	$1,251	$938	$2,228	$141	$612	$—	$8,622
Net premiums earned	3,185	1,187	941	2,256	160	598	—	8,327
Losses and loss expenses	2,051	674	866	1,154	79	190	38	5,052
Policy benefits	—	—	—	—	—	158	—	158
Policy acquisition costs	459	240	56	630	42	176	—	1,603
Administrative expenses	256	72	4	257	9	80	74	752
Underwriting income (loss)	419	201	15	215	30	(6)	(112)	762
Net investment income (loss)	532	66	8	148	55	92	(28)	873
Other (income) expense	(1)	1	—	3	(16)	(10)	(34)	(57)
Amortization expense of purchased intangibles	—	3	7	11	—	1	54	76
Segment income (loss)	$952	$263	$16	$349	$101	$95	$(160)	$1,616
Net realized gains (losses) including OTTI							(155)	(155)
Interest expense							138	138
Chubb integration expenses							2	2
Income tax expense							230	230
Net income (loss)							$(685)	$1,091

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

For the Three Months Ended September 30, 2018 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Chubb Consolidated

Net premiums written	$3,199	$1,218	$884	$2,081	$164	$564	$—	$8,110
Net premiums earned	3,019	1,167	857	2,157	157	551	—	7,908
Losses and loss expenses	1,881	860	719	1,114	86	195	13	4,868
Policy benefits	—	—	—	—	—	127	—	127
Policy acquisition costs	458	236	49	582	40	139	—	1,504
Administrative expenses	251	69	2	252	10	77	58	719
Underwriting income (loss)	429	2	87	209	21	13	(71)	690
Net investment income (loss)	503	59	7	155	63	85	(49)	823
Other (income) expense	(1)	—	—	(7)	(13)	20	(144)	(145)
Amortization expense of purchased intangibles	—	4	7	8	—	—	64	83
Segment income (loss)	$933	$57	$87	$363	$97	$78	$(40)	$1,575
Net realized gains (losses) including OTTI							19	19
Interest expense							164	164
Chubb integration expenses							16	16
Income tax expense							183	183
Net income (loss)							$(384)	$1,231

For the Nine Months Ended September 30, 2019 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Chubb Consolidated

Net premiums written	$9,937	$3,616	$1,534	$6,881	$540	$1,770	$—	$24,278
Net premiums earned	9,660	3,509	1,374	6,595	487	1,730	—	23,355
Losses and loss expenses	6,238	2,178	1,155	3,385	245	581	83	13,865
Policy benefits	—	—	—	—	—	515	—	515
Policy acquisition costs	1,377	708	90	1,855	127	454	—	4,611
Administrative expenses	755	211	9	771	26	237	211	2,220
Underwriting income (loss)	1,290	412	120	584	89	(57)	(294)	2,144
Net investment income (loss)	1,563	194	22	443	166	278	(98)	2,568
Other (income) expense	(4)	2	1	10	(40)	(57)	(238)	(326)
Amortization expense of purchased intangibles	—	9	21	34	—	2	163	229
Segment income (loss)	$2,857	$595	$120	$983	$295	$276	$(317)	$4,809
Net realized gains (losses) including OTTI							(475)	(475)
Interest expense							418	418
Chubb integration expenses							9	9
Income tax expense							626	626
Net income (loss)							$(1,845)	$3,281

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

For the Nine Months Ended September 30, 2018 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Chubb Consolidated

Net premiums written	$9,342	$3,601	$1,380	$6,664	$554	$1,688	$—	$23,229
Net premiums earned	9,325	3,463	1,251	6,425	492	1,643	—	22,599
Losses and loss expenses	5,873	2,474	955	3,263	236	584	72	13,457
Policy benefits	—	—	—	—	—	428	—	428
Policy acquisition costs	1,378	701	74	1,754	120	405	—	4,432
Administrative expenses	735	202	—	757	29	235	200	2,158
Underwriting income (loss)	1,339	86	222	651	107	(9)	(272)	2,124
Net investment income (loss)	1,516	177	20	461	192	253	(162)	2,457
Other (income) expense	(20)	1	1	(12)	(26)	24	(275)	(307)
Amortization expense of purchased intangibles	—	10	21	29	—	1	192	253
Segment income (loss)	$2,875	$252	$220	$1,095	$325	$219	$(351)	$4,635
Net realized gains (losses) including OTTI							35	35
Interest expense							488	488
Chubb integration expenses							39	39
Income tax expense							536	536
Net income (loss)							$(1,379)	$3,607

Underwriting assets are reviewed in total by management for purposes of decision-making. Other than Unpaid losses and loss expenses, Reinsurance recoverables, Goodwill and Other intangible assets, Chubb does not allocate assets to its segments.

11. Earnings per share

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars, except share and per share data)	2019	2018	2019	2018
Numerator:
Net income	$1,091	$1,231	$3,281	$3,607
Denominator:
Denominator for basic earnings per share:
Weighted-average shares outstanding	454,975,143	462,981,973	456,987,560	464,644,013
Denominator for diluted earnings per share:
Share-based compensation plans	3,175,226	3,034,525	2,937,026	3,360,511
Weighted-average shares outstanding and assumed conversions	458,150,369	466,016,498	459,924,586	468,004,524
Basic earnings per share	$2.40	$2.66	$7.18	$7.76
Diluted earnings per share	$2.38	$2.64	$7.13	$7.71
Potential anti-dilutive share conversions	575,039	3,763,844	3,874,310	3,467,000

Excluded from weighted-average shares outstanding and assumed conversions is the impact of securities that would have been anti-dilutive during the respective periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

12. Information provided in connection with outstanding debt of subsidiaries

The following tables present condensed consolidating financial information at September 30, 2019 and December 31, 2018, and for the three and nine months ended September 30, 2019 and 2018 for Chubb Limited (Parent Guarantor) and Chubb INA Holdings Inc. (Subsidiary Issuer). The Subsidiary Issuer is an indirect 100 percent-owned subsidiary of the Parent Guarantor. The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer. Condensed consolidating financial information of the Parent Guarantor and Subsidiary Issuer are presented on the equity method of accounting. The revenues and expenses and cash flows of the subsidiaries of the Subsidiary Issuer are presented in the Other Chubb Limited Subsidiaries column on a combined basis.

Condensed Consolidating Balance Sheet at September 30, 2019

(in millions of U.S. dollars)	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
Assets
Investments	$—	$227	$106,951	$—	$107,178
Cash (1)	2	—	2,706	(1,230)	1,478
Restricted cash	—	—	111	—	111
Insurance and reinsurance balances receivable	—	—	12,519	(2,116)	10,403
Reinsurance recoverable on losses and loss expenses	—	—	25,284	(9,757)	15,527
Reinsurance recoverable on policy benefits	—	—	293	(94)	199
Value of business acquired	—	—	274	—	274
Goodwill and other intangible assets	—	—	21,378	—	21,378
Investments in subsidiaries	49,471	53,381	—	(102,852)	—
Due from subsidiaries and affiliates, net	6,068	—	—	(6,068)	—
Other assets	7	486	20,011	(1,904)	18,600
Total assets	$55,548	$54,094	$189,527	$(124,021)	$175,148
Liabilities
Unpaid losses and loss expenses	$—	$—	$72,389	$(9,377)	$63,012
Unearned premiums	—	—	17,767	(1,196)	16,571
Future policy benefits	—	—	5,832	(94)	5,738
Due to subsidiaries and affiliates, net	—	5,953	115	(6,068)	—
Affiliated notional cash pooling programs (1)	628	602	—	(1,230)	—
Repurchase agreements	—	—	1,416	—	1,416
Short-term debt	—	—	10	—	10
Long-term debt	—	13,285	—	—	13,285
Trust preferred securities	—	308	—	—	308
Other liabilities	348	1,814	21,278	(3,204)	20,236
Total liabilities	976	21,962	118,807	(21,169)	120,576
Total shareholders’ equity	54,572	32,132	70,720	(102,852)	54,572
Total liabilities and shareholders’ equity	$55,548	$54,094	$189,527	$(124,021)	$175,148

(1)
Chubb maintains two notional multicurrency cash pools (Pools) with a third-party bank. Various Chubb entities participate in one or the other of the Pools, pursuant to which credit and debit balances in individual Chubb accounts are translated daily into a single currency and pooled on a notional basis. Individual Chubb entities are permitted to overdraw on their individual accounts provided the overall Pool balances do not fall below zero. At September 30, 2019, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Condensed Consolidating Statements of Operations and Comprehensive Income

For the Three Months Ended September 30, 2019	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$—	$8,622	$—	$8,622
Net premiums earned	—	—	8,327	—	8,327
Net investment income	1	(3)	875	—	873
Equity in earnings of subsidiaries	1,053	824	—	(1,877)	—
Net realized gains (losses) including OTTI	(4)	68	(219)	—	(155)
Losses and loss expenses	—	—	5,052	—	5,052
Policy benefits	—	—	158	—	158
Policy acquisition costs and administrative expenses	22	(5)	2,338	—	2,355
Interest (income) expense	(59)	171	26	—	138
Other (income) expense	(7)	(3)	(47)	—	(57)
Amortization of purchased intangibles	—	—	76	—	76
Chubb integration expenses	—	—	2	—	2
Income tax expense (benefit)	3	(33)	260	—	230
Net income	$1,091	$759	$1,118	$(1,877)	$1,091
Comprehensive income	$1,473	$1,138	$1,517	$(2,655)	$1,473

Condensed Consolidating Statements of Operations and Comprehensive Income

For the Three Months Ended September 30, 2018	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$—	$8,110	$—	$8,110
Net premiums earned	—	—	7,908	—	7,908
Net investment income	2	3	818	—	823
Equity in earnings of subsidiaries	1,177	709	—	(1,886)	—
Net realized gains (losses) including OTTI	(1)	18	2	—	19
Losses and loss expenses	—	—	4,868	—	4,868
Policy benefits	—	—	127	—	127
Policy acquisition costs and administrative expenses	23	(90)	2,290	—	2,223
Interest (income) expense	(75)	203	36	—	164
Other (income) expense	(9)	12	(148)	—	(145)
Amortization of purchased intangibles	—	—	83	—	83
Chubb integration expenses	3	1	12	—	16
Income tax expense (benefit)	5	(24)	202	—	183
Net income	$1,231	$628	$1,258	$(1,886)	$1,231
Comprehensive income	$592	$47	$640	$(687)	$592

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Condensed Consolidating Statements of Operations and Comprehensive Income

For the Nine Months Ended September 30, 2019	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$—	$24,278	$—	$24,278
Net premiums earned	—	—	23,355	—	23,355
Net investment income	3	(13)	2,578	—	2,568
Equity in earnings of subsidiaries	3,147	2,345	—	(5,492)	—
Net realized gains (losses) including OTTI	1	34	(510)	—	(475)
Losses and loss expenses	—	—	13,865	—	13,865
Policy benefits	—	—	515	—	515
Policy acquisition costs and administrative expenses	64	(25)	6,792	—	6,831
Interest (income) expense	(187)	536	69	—	418
Other (income) expense	(19)	1	(308)	—	(326)
Amortization of purchased intangibles	—	—	229	—	229
Chubb integration expenses	—	2	7	—	9
Income tax expense (benefit)	12	(120)	734	—	626
Net income	$3,281	$1,972	$3,520	$(5,492)	$3,281
Comprehensive income	$6,250	$4,476	$6,486	$(10,962)	$6,250

Condensed Consolidating Statements of Operations and Comprehensive Income

For the Nine Months Ended September 30, 2018	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$—	$23,229	$—	$23,229
Net premiums earned	—	—	22,599	—	22,599
Net investment income	5	12	2,440	—	2,457
Equity in earnings of subsidiaries	3,440	2,048	—	(5,488)	—
Net realized gains (losses) including OTTI	(1)	67	(31)	—	35
Losses and loss expenses	—	—	13,457	—	13,457
Policy benefits	—	—	428	—	428
Policy acquisition costs and administrative expenses	64	(49)	6,575	—	6,590
Interest (income) expense	(231)	616	103	—	488
Other (income) expense	(18)	28	(317)	—	(307)
Amortization of purchased intangibles	—	—	253	—	253
Chubb integration expenses	7	2	30	—	39
Income tax expense (benefit)	15	(119)	640	—	536
Net income	$3,607	$1,649	$3,839	$(5,488)	$3,607
Comprehensive income (loss)	$1,322	$(199)	$1,606	$(1,407)	$1,322

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2019	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
(in millions of U.S. dollars)
Net cash flows from operating activities	$421	$1,118	$5,234	$(1,860)	$4,913
Cash flows from investing activities
Purchases of fixed maturities available for sale	—	(16)	(19,762)	—	(19,778)
Purchases of fixed maturities held to maturity	—	—	(143)	—	(143)
Purchases of equity securities	—	—	(466)	—	(466)
Sales of fixed maturities available for sale	—	1	10,435	—	10,436
Sales of equity securities	—	—	577	—	577
Maturities and redemptions of fixed maturities available for sale	—	18	6,372	—	6,390
Maturities and redemptions of fixed maturities held to maturity	—	—	814	—	814
Net change in short-term investments	—	(5)	207	—	202
Net derivative instruments settlements	—	(55)	(592)	—	(647)
Private equity contributions	—	—	(1,093)	—	(1,093)
Private equity distributions	—	—	973	—	973
Capital contribution	(1,000)	(110)	—	1,110	—
Other	—	(10)	(816)	—	(826)
Net cash flows used for investing activities	(1,000)	(177)	(3,494)	1,110	(3,561)
Cash flows from financing activities
Dividends paid on Common Shares	(1,014)	—	—	—	(1,014)
Common Shares repurchased	—	—	(1,203)	—	(1,203)
Proceeds from issuance of long-term debt	—	1,286	—	—	1,286
Repayment of long-term debt	—	(500)	(1)	—	(501)
Proceeds from issuance of repurchase agreements	—	—	2,394	—	2,394
Repayment of repurchase agreements	—	—	(2,396)	—	(2,396)
Proceeds from share-based compensation plans	—	—	155	—	155
Dividend to parent company	—	—	(1,860)	1,860	—
Advances (to) from affiliates	996	(1,715)	719	—	—
Capital contribution	—	—	1,110	(1,110)	—
Net proceeds from (payments to) affiliated notional cash pooling programs (1)	593	(15)	—	(578)	—
Policyholder contract deposits	—	—	376	—	376
Policyholder contract withdrawals	—	—	(221)	—	(221)
Net cash flows from (used for) financing activities	575	(944)	(927)	172	(1,124)
Effect of foreign currency rate changes on cash and restricted cash	5	1	15	—	21
Net increase (decrease) in cash and restricted cash	1	(2)	828	(578)	249
Cash and restricted cash – beginning of period (1)	1	2	1,989	(652)	1,340
Cash and restricted cash – end of period (1)	$2	$—	$2,817	$(1,230)	$1,589

(1)
Chubb maintains two notional multicurrency cash pools (Pools) with a third-party bank. Various Chubb entities participate in one or the other of the Pools, pursuant to which credit and debit balances in individual Chubb accounts are translated daily into a single currency and pooled on a notional basis. Individual Chubb entities are permitted to overdraw on their individual accounts provided the overall Pool balances do not fall below zero. At September 30, 2019 and December 31, 2018, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2018	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
(in millions of U.S. dollars)
Net cash flows from operating activities	$237	$4,701	$3,797	$(4,838)	$3,897
Cash flows from investing activities
Purchases of fixed maturities available for sale	—	(30)	(16,758)	—	(16,788)
Purchases of fixed maturities held to maturity	—	—	(380)	—	(380)
Purchases of equity securities	—	—	(148)	—	(148)
Sales of fixed maturities available for sale	—	6	9,035	—	9,041
Sales of equity securities	—	—	247	—	247
Maturities and redemptions of fixed maturities available for sale	—	15	5,467	—	5,482
Maturities and redemptions of fixed maturities held to maturity	—	—	1,001	—	1,001
Net change in short-term investments	—	6	58	—	64
Net derivative instruments settlements	—	(7)	(39)	—	(46)
Private equity contributions	—	—	(1,112)	—	(1,112)
Private equity distributions	—	—	743	—	743
Capital contribution	(1,125)	(3,500)	—	4,625	—
Other	—	(18)	(213)	—	(231)
Net cash flows used for investing activities	(1,125)	(3,528)	(2,099)	4,625	(2,127)
Cash flows from financing activities
Dividends paid on Common Shares	(1,001)	—	—	—	(1,001)
Common Shares repurchased	—	—	(732)	—	(732)
Proceeds from issuance of long-term debt	—	2,171	—	—	2,171
Repayment of long-term debt	—	(2,000)	(1)	—	(2,001)
Proceeds from issuance of repurchase agreements	—	—	1,572	—	1,572
Repayment of repurchase agreements	—	—	(1,566)	—	(1,566)
Proceeds from share-based compensation plans	—	—	86	—	86
Dividend to parent company	—	—	(4,838)	4,838	—
Advances (to) from affiliates	1,722	(1,310)	(412)	—	—
Capital contribution	—	—	4,625	(4,625)	—
Net proceeds from affiliated notional cash pooling programs (1)	165	(34)	—	(131)	—
Policyholder contract deposits	—	—	269	—	269
Policyholder contract withdrawals	—	—	(222)	—	(222)
Net cash flows from (used for) financing activities	886	(1,173)	(1,219)	82	(1,424)
Effect of foreign currency rate changes on cash and restricted cash	(1)	—	(39)	—	(40)
Net increase (decrease) in cash and restricted cash	(3)	—	440	(131)	306
Cash and restricted cash – beginning of period (1)	3	1	962	(115)	851
Cash and restricted cash – end of period (1)	$—	$1	$1,402	$(246)	$1,157

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations, financial condition, and liquidity and capital resources as of and for the three and nine months ended September 30, 2019.

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

Overview
Chubb Limited is the Swiss-incorporated holding company of the Chubb Group of Companies. Chubb Limited, which is headquartered in Zurich, Switzerland, and its direct and indirect subsidiaries (collectively, the Chubb Group of Companies, Chubb, we, us, or our) are a global insurance and reinsurance organization, serving the needs of a diverse group of clients worldwide. At September 30, 2019, we had total assets of $175 billion and shareholders’ equity of $55 billion. Chubb was incorporated in 1985 at which time it opened its first business office in Bermuda and continues to maintain operations in Bermuda. We operate through six business segments: North America Commercial P&C Insurance, North America Personal P&C Insurance, North America Agricultural Insurance, Overseas General Insurance, Global Reinsurance, and Life Insurance. For more information on our segments refer to “Segment Information” under Item 1 in our 2018 Form 10-K.

Financial Highlights for the Three Months Ended September 30, 2019

•	Net income was $1,091 million compared with $1,231 million in the prior year period.

•
Consolidated and P&C net premiums written were $8.6 billion and $8.0 billion, respectively, up 6.3 percent and 6.2 percent, respectively, or 7.3 percent and 7.2 percent, respectively, on a constant-dollar basis.

•
Combined ratio was 90.0 percent compared with 90.8 percent in the prior year period. P&C combined ratio was 90.2 percent compared with 90.9 percent in the prior year period. P&C current accident year combined ratio excluding catastrophe losses was 89.5 percent compared with 88.2 percent in the prior year period.

•
Total pre-tax and after-tax catastrophe losses were $232 million (3.0 percentage points of the combined ratio) and $191 million, respectively, compared with $450 million (6.1 percentage points of the combined ratio) and $372 million, respectively, in the prior year period. In addition, North America Agricultural Insurance underwriting income of $1 million compared with $79 million in the prior year period was adversely impacted by weather conditions in our crop insurance business.

•
Total pre-tax and after-tax favorable prior period development were $167 million (2.3 percentage points of the combined ratio) and $112 million, respectively, compared with $243 million (3.4 percentage points of the combined ratio) and $180 million, respectively, in the prior year period.

•	Operating cash flow was $2,205 million compared with $1,700 million in the prior year period. Refer to the Liquidity section for additional information on our cash flows.

•	Net investment income was $873 million compared with $823 million in the prior year period.

•	Share repurchases totaled $478 million, or approximately 3.1 million shares, during the quarter, and $1.2 billion, or approximately 8.4 million shares, through September 30, 2019.

Consolidated Operating Results – Three and Nine Months Ended September 30, 2019 and 2018

	Three Months Ended			Nine Months Ended
	September 30		% Change	September 30		% Change
(in millions of U.S. dollars, except for percentages)	2019	2018	Q-19 vs. Q-18	2019	2018	YTD-19 vs. YTD-18
Net premiums written (1)	$8,622	$8,110	6.3%	$24,278	$23,229	4.5%
Net premiums earned (1)	8,327	7,908	5.3%	23,355	22,599	3.3%
Net investment income	873	823	6.0%	2,568	2,457	4.5%
Net realized gains (losses)	(155)	19	NM	(475)	35	NM
Total revenues	9,045	8,750	3.4%	25,448	25,091	1.4%
Losses and loss expenses	5,052	4,868	3.8%	13,865	13,457	3.0%
Policy benefits	158	127	23.7%	515	428	20.2%
Policy acquisition costs	1,603	1,504	6.7%	4,611	4,432	4.1%
Administrative expenses	752	719	4.7%	2,220	2,158	2.9%
Interest expense	138	164	(16.1)%	418	488	(14.5)%
Other (income) expense	(57)	(145)	(61.0)%	(326)	(307)	6.0%
Amortization of purchased intangibles	76	83	(9.3)%	229	253	(9.7)%
Chubb integration expenses	2	16	(89.9)%	9	39	(76.9)%
Total expenses	7,724	7,336	5.3%	21,541	20,948	2.8%
Income before income tax	1,321	1,414	(6.6)%	3,907	4,143	(5.7)%
Income tax expense	230	183	25.8%	626	536	16.8%
Net income	$1,091	$1,231	(11.4)%	$3,281	$3,607	(9.1)%
NM – not meaningful

(1)
On a constant-dollar basis for the three and nine months ended September 30, 2019, net premiums written increased $589 million, or 7.3 percent, and $1,409 million, or 6.2 percent, respectively, and net premiums earned increased $495 million, or 6.3 percent, and $1,115 million, or 5.0 percent, respectively. Amounts are calculated by translating prior period results using the same local currency exchange rates as the comparable current period.

Net Premiums Written
Net premiums written reflect the premiums we retain after purchasing reinsurance protection. For the three and nine months ended September 30, 2019 consolidated net premiums written increased $512 million and $1,049 million, or $589 million and $1,409 million on a constant-dollar basis, respectively, reflecting growth across most segments.

•
Net premiums written in our North America Commercial P&C Insurance segment increased $253 million and $595 million for the three and nine months ended September 30, 2019, respectively, reflecting positive rate increases and new business written across most retail lines, including property, financial lines, excess casualty, global casualty, package and A&H, as well as in our wholesale and high excess Bermuda lines, and in our small commercial businesses.

•
Net premiums written in our North America Personal P&C Insurance segment increased $33 million and $15 million for the three and nine months ended September 30, 2019, respectively, due to strong retention and rate increases, across most lines, partially offset by higher cessions in the current year related to the homeowners quota share reinsurance treaty effective October 1, 2018. In addition, the nine months ended September 30, 2018 benefited from a change we made to harmonize premium registration cut-off between our legacy registration systems.

•
Net premiums written in our North America Agricultural Insurance segment increased $54 million and $154 million for the three and nine months ended September 30, 2019, respectively, primarily due to an increase in MPCI premium reflecting higher retention, the non-renewal of a quota-share treaty effective with the current crop year, and an increase in current year production.

•
Net premiums written in our Overseas General Insurance segment increased $147 million and $217 million, or $215 million and $528 million on a constant-dollar basis, for the three and nine months ended September 30, 2019, respectively, reflecting growth across all regions and most lines of business. P&C lines growth was across all regions and was principally due to positive rate increases and new business in property, casualty, and financial lines. Personal lines growth was driven by new business principally in Latin America and Europe. Accident and health (A&H) lines growth was principally in Asia and Latin America driven by new business.

•
Net premiums written in our Global Reinsurance segment decreased $23 million, or $21 million on a constant-dollar basis, for the three months ended September 30, 2019, primarily due to the timing of a large treaty, renewed in the first quarter of 2019, which was previously written mainly in the third quarter of 2018, partially offset by an increase in new business writings. For the nine months ended September 30, 2019, net premiums written decreased $14 million, or $6 million on a constant-dollar basis, due to an increase in ceded retrocessions as well as reductions in the International motor line, offset by an increase in new business written in property and marine lines.

•
Net premiums written in our Life Insurance segment increased $48 million and $82 million, or $51 million and $103 million on a constant-dollar basis, for the three and nine months ended September 30, 2019, respectively, primarily reflecting growth in our Asian and Latin American international life operations and North American Combined Insurance supplemental A&H program, partially offset by our life reinsurance business, which continues to decline as no new life reinsurance business is currently being written.

Net Premiums Written By Line of Business

	Three Months Ended					Nine Months Ended
				September 30					September 30
(in millions of U.S. dollars, except for percentages)	2019	2018	% Change Q-19 vs. Q-18	C$ (1) 2018	C$ (1) % Change Q-19 vs. Q-18	2019	2018	% Change YTD-19 vs. YTD-18	C$ (1) 2018	C$ (1) % Change YTD-19 vs. YTD-18
Commercial casualty	$1,508	$1,408	7.1%	$1,397	7.9%	$4,180	$3,911	6.9%	$3,870	8.0%
Workers' compensation	462	439	5.3%	439	5.3%	1,537	1,515	1.5%	1,515	1.5%
Professional liability	981	921	6.5%	910	7.8%	2,676	2,583	3.6%	2,544	5.2%
Surety	168	159	5.9%	157	7.2%	476	481	(0.9)%	470	1.4%
Commercial multiple peril (2)	252	236	7.0%	236	7.0%	725	679	6.7%	679	6.7%
Property and other short-tail lines	1,067	911	17.1%	893	19.4%	3,410	3,070	11.1%	2,997	13.8%
Total Commercial P&C (3)	4,438	4,074	9.0%	4,032	10.1%	13,004	12,239	6.3%	12,075	7.7%

Agriculture	938	884	6.2%	884	6.2%	1,534	1,380	11.2%	1,380	11.2%

Personal automobile	444	419	5.9%	418	5.9%	1,338	1,273	5.2%	1,259	6.2%
Personal homeowners	935	895	4.5%	895	4.5%	2,646	2,615	1.2%	2,607	1.5%
Personal other	372	362	2.5%	351	5.9%	1,123	1,138	(1.3)%	1,095	2.6%
Total Personal lines	1,751	1,676	4.4%	1,664	5.2%	5,107	5,026	1.6%	4,961	2.9%
Total Property and Casualty lines	7,127	6,634	7.4%	6,580	8.3%	19,645	18,645	5.4%	18,416	6.7%

Global A&H lines (4)	1,052	1,048	0.4%	1,029	2.3%	3,255	3,236	0.6%	3,128	4.1%
Reinsurance lines	141	164	(14.0)%	162	(12.8)%	540	554	(2.5)%	546	(1.1)%
Life	302	264	14.4%	262	15.5%	838	794	5.4%	779	7.6%
Total consolidated	$8,622	$8,110	6.3%	$8,033	7.3%	$24,278	$23,229	4.5%	$22,869	6.2%

(1)	On a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency exchange rates as the comparable current period.

(2)	Commercial multiple peril represents retail package business (property and general liability).

(3)
The three months ended September 30, 2018 included a reclassification of $52 million from Workers’ compensation to Commercial casualty to better align the reporting with current year. The nine months ended September 30, 2018 included a reclassification of $56 million from Workers’ compensation and $1 million from Commercial multiple peril to Commercial casualty ($48 million) and Property and other short-tail lines ($9 million) to better align the reporting with current year. There is no impact to total Commercial P&C.

(4)
For purposes of this schedule only, A&H results from our Combined North America and International businesses, normally included in the Life Insurance and Overseas General Insurance segments, respectively, as well as the A&H results of our North America Commercial P&C segment, are included in Global A&H lines above.

The increase in net premiums written for the three and nine months ended September 30, 2019, reflects growth across most lines of business from positive rate increases and new business. The growth in commercial casualty was due to new business in North America. In addition, commercial casualty grew internationally due to positive rate increases and new business. Growth in workers’ compensation was due to new business in North America. The increase in professional liability was due to growth in North America and new business and positive rate increases in Australia. Surety and Commercial multiple peril increased due to new business in North America. Property and other short-tail lines increased due to growth in North America. In addition, property and other short-tail lines increased in Australia and Europe, primarily due to new business. Our personal lines increased due to strong retention and rate increases in North America and new business principally in Latin America and Europe. The increase in personal lines was partially offset by higher cessions in the current year related to the homeowners quota share reinsurance treaty effective October 1, 2018. Global A&H lines increased due to growth in our North American Combined Insurance supplemental A&H program, along with new business in Asia and Latin America. The increase in Life was primarily driven by growth in our Asian and Latin American international life operations. For additional information on net premiums written, refer to the segment results discussions.

Net Premiums Earned
Net premiums earned for short-duration contracts, typically P&C contracts, generally reflect the portion of net premiums written that was recorded as revenues for the period as the exposure periods expire. Net premiums earned for long-duration contracts, typically traditional life contracts, generally are recognized as earned when due from policyholders. For the three and nine months ended September 30, 2019, net premiums earned increased $419 million and $756 million, or $495 million and $1,115 million on a constant-dollar basis, respectively, reflecting the growth in net premiums written described above, including the impact of premiums that were fully earned when written (e.g., large structured transactions and audit and retrospective premium adjustments).

P&C Combined Ratio
In evaluating our segments excluding Life Insurance financial performance, we use the P&C combined ratio, the loss and loss expense ratio, the policy acquisition cost ratio, and the administrative expense ratio. We calculate these ratios by dividing the respective expense amounts by net premiums earned. We do not calculate these ratios for the Life Insurance segment as we do not use these measures to monitor or manage that segment. The P&C combined ratio is determined by adding the loss and loss expense ratio, the policy acquisition cost ratio, and the administrative expense ratio. A P&C combined ratio under 100 percent indicates underwriting income, and a combined ratio exceeding 100 percent indicates underwriting loss.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2019	2018	2019	2018
Loss and loss expense ratio	63.1%	63.6%	61.5%	61.4%
Policy acquisition cost ratio	18.4%	18.6%	19.2%	19.2%
Administrative expense ratio	8.7%	8.7%	9.2%	9.2%
P&C Combined ratio	90.2%	90.9%	89.9%	89.8%

The loss and loss expense ratio decreased 0.5 percentage points for the three months ended September 30, 2019 principally due to lower catastrophe losses, partially offset by lower favorable prior period development. In addition, the prior year loss ratio was elevated principally due to increased frequency and severity, primarily from non-catastrophe water and fire losses in our homeowners business. Offsetting these items was the adverse impact of the downward revision in the 2019 crop year margin estimate, higher than expected commercial property losses, and earned price changes modestly below loss trends primarily in long-tail lines.

Policy acquisition costs consist of commissions, premium taxes, and certain underwriting costs directly related to the successful acquisition of new or renewal insurance contracts. Our policy acquisition cost ratio decreased 0.2 percentage points for the three months ended September 30, 2019 principally due to increased ceding commissions received from higher cessions under certain reinsurance agreements.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S dollars)	2019	2018	2019	2018
Catastrophe losses (1)	$234	$454	$759	$1,045
Favorable prior period development	$167	$243	$559	$643

(1)	Excludes catastrophe reinstatement premiums
Catastrophe losses through September 30, 2019 and 2018 were primarily from the following events:

•	2019: Hurricane Dorian and severe weather-related events in the U.S., including winter-related storms, and storms in Australia.

•	2018: Hurricane Florence and severe weather-related events in the U.S., including California mudslides and Northeast winter storms.

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

Pre-tax net favorable PPD for the three months ended September 30, 2019 was $167 million, including $27 million adverse development related to legacy environmental exposures. The remaining favorable development of $194 million comprises $279 million favorable development from long-tail lines, principally from accident years 2015 and prior, and adverse development of $85 million in short-tail lines principally from non-catastrophe large losses in commercial property lines.

Pre-tax net favorable PPD for the nine months ended September 30, 2019 was $559 million, including $51 million adverse development related to our run-off non-A&E casualty exposures and environmental liabilities. The remaining favorable development of $610 million comprises $565 million favorable development from long-tail lines, principally from accident years 2015 and prior, and favorable development of $45 million in short-tail lines. For detailed information on PPD for each segment by product line and accident year, refer to the Prior Period Development section in Note 4 to the Consolidated Financial Statements.

Pre-tax net favorable PPD for the three months ended September 30, 2018 was $243 million, which included $80 million of net adverse development related to homeowners and valuables, where losses trended higher than expected, and $54 million of adverse development related to environmental liabilities. The remaining favorable development of $377 million comprised 80 percent long-tail lines, principally for the 2014 and prior accident years, and 20 percent short-tail lines, principally related to the 2017 catastrophe events.

Pre-tax net favorable PPD for the nine months ended September 30, 2018 of $643 million, was evenly split between long-tail lines, principally for the 2014 and prior accident years, and short-tail lines, principally related to the 2017 catastrophe events.

Current Accident Year (CAY) Loss Ratio excluding CATs and CAY P&C Combined Ratio excluding CATs
The following table presents the impact of catastrophe losses and prior period development on our loss and loss expense ratio. Refer to the Non-GAAP Reconciliation section for additional information.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2019	2018	2019	2018
Loss and loss expense ratio	63.1%	63.6%	61.5%	61.4%
Catastrophe losses	(3.0)%	(6.1)%	(3.5)%	(5.0)%
Prior period development	2.3%	3.6%	2.6%	3.3%
CAY loss ratio excluding catastrophe losses	62.4%	61.1%	60.6%	59.7%

The CAY loss ratio excluding CATs increased 1.3 percentage points and 0.9 percentage points for the three and nine months ended September 30, 2019, respectively, primarily due to the downward revision in the 2019 crop year margin estimate, higher than expected commercial property losses, and earned price changes modestly below loss trends primarily in long-tail lines, partially offset by the adverse impact of elevated homeowners losses in the prior year.

CAY P&C Combined Ratio excluding Catastrophe Losses

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2019	2018	2019	2018
CAY Loss and loss expense ratio ex CATs	62.4%	61.1%	60.6%	59.7%
CAY Policy acquisition cost ratio ex CATs	18.4%	18.4%	19.2%	19.1%
CAY Administrative expense ratio ex CATs	8.7%	8.7%	9.2%	9.2%
CAY P&C combined ratio ex CATs	89.5%	88.2%	89.0%	88.0%

Policy benefits
Policy benefits represent losses on contracts classified as long-duration and generally include accident and supplemental health products, term and whole life products, endowment products, and annuities.

Policy benefits were $158 million and $515 million for the three and nine months ended September 30, 2019, respectively, compared with $127 million and $428 million, respectively, in the prior year periods. Refer to the Life Insurance segment operating results section for further discussion.

Refer to the respective sections for a discussion of Net investment income, Interest expense, Other (income) expense, Net realized gains and losses, Amortization of purchased intangibles, and Income tax expense.

Segment Operating Results – Three and Nine Months Ended September 30, 2019 and 2018
We operate through six business segments: North America Commercial P&C Insurance, North America Personal P&C Insurance, North America Agricultural Insurance, Overseas General Insurance, Global Reinsurance, and Life Insurance. For more information on our segments refer to “Segment Information” under Item 1 in our 2018 Form 10-K.

For segment reporting purposes, certain items are presented in a different manner than in the consolidated financial statements. Management uses underwriting income (loss) as the main measures of segment performance. For the North America Agricultural Insurance segment, management includes gains and losses on crop derivatives as a component of adjusted losses and loss expenses within underwriting income. For the Life Insurance segment, management includes the gains and losses on separate account assets that do not qualify for separate account reporting under GAAP as a component of Life Insurance underwriting income.

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

	Three Months Ended				Nine Months Ended
	September 30		% Change		September 30		% Change
(in millions of U.S. dollars, except for percentages)	2019	2018	Q-19 vs. Q-18		2019	2018	YTD-19 vs. YTD-18
Net premiums written	$3,452	$3,199	7.9%		$9,937	$9,342	6.4%
Net premiums earned	3,185	3,019	5.5%		9,660	9,325	3.6%
Losses and loss expenses	2,051	1,881	9.0%		6,238	5,873	6.2%
Policy acquisition costs	459	458	0.1%		1,377	1,378	(0.1)%
Administrative expenses	256	251	2.2%		755	735	2.7%
Underwriting income	419	429	(2.3)%		1,290	1,339	(3.6)%
Net investment income	532	503	5.7%		1,563	1,516	3.1%
Other (income) expense	(1)	(1)	—		(4)	(20)	(78.5)%
Segment income	$952	$933	1.9%		$2,857	$2,875	(0.6)%
Loss and loss expense ratio	64.4%	62.3%	2.1	pts	64.6%	63.0%	1.6	pts
Policy acquisition cost ratio	14.4%	15.2%	(0.8)	pts	14.2%	14.7%	(0.5)	pts
Administrative expense ratio	8.1%	8.3%	(0.2)	pts	7.8%	7.9%	(0.1)	pts
Combined ratio	86.9%	85.8%	1.1	pts	86.6%	85.6%	1.0	pt

Premiums
Net premiums written increased $253 million, or 7.9 percent, and $595 million, or 6.4 percent, for the three and nine months ended September 30, 2019, respectively, reflecting positive rate increases and new business written across most retail lines, including property, financial lines, excess casualty, global casualty, package and A&H, as well as in our wholesale and high excess Bermuda lines, and in our small commercial businesses.

Net premiums earned increased $166 million, or 5.5 percent, and $335 million, or 3.6 percent, for the three and nine months ended September 30, 2019, respectively, due to the growth in net premiums written described above. The table below shows the impact of large structured transactions as well as other transactions that are fully earned when written (e.g., audit and retrospective premium adjustments).

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2019	2018	2019	2018
Net premiums written and earned in the same period	$39	$(8)	$386	$334

Combined Ratio
The loss and loss expense ratio increased 2.1 percentage points and 1.6 percentage points for the three and nine months ended September 30, 2019, respectively, primarily due to lower favorable prior period development and reflecting higher than expected commercial property losses and earned price changes modestly below loss trends primarily in long-tail lines, partially offset by lower catastrophe losses.

The policy acquisition cost ratio decreased 0.8 percentage points and 0.5 percentage points for the three and nine months ended September 30, 2019, respectively, primarily due to a change in mix of business towards lower acquisition cost ratio lines and increased ceding commissions received from higher cessions under certain reinsurance agreements.

Catastrophe Losses and Prior Period Development

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2019	2018	2019	2018
Catastrophe losses	$88	$196	$319	$347
Favorable prior period development	$109	$216	$425	$472

Catastrophe losses through September 30, 2019 and 2018 were primarily from the following events:

•	2019: Winter-related storms and other severe weather-related events in the U.S., Hurricane Dorian and Tropical Storm Imelda

•	2018: Hurricane Florence and severe weather-related events in the U.S.

Refer to the prior period development discussion in Note 4 to the Consolidated Financial Statements for additional information.
CAY Loss Ratio excluding Catastrophe Losses

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2019	2018	2019	2018
Loss and loss expense ratio	64.4%	62.3%	64.6%	63.0%
Catastrophe losses	(2.8)%	(6.5)%	(3.3)%	(3.7)%
Prior period development	3.9%	7.7%	4.5%	5.2%
CAY loss ratio excluding catastrophe losses	65.5%	63.5%	65.8%	64.5%

The CAY loss ratio excluding catastrophe losses increased 2.0 percentage points and 1.3 percentage points for the three and nine months ended September 30, 2019, respectively, primarily due to higher than expected commercial property losses and earned price changes modestly below loss trends primarily in long-tail lines.

North America Personal P&C Insurance

The North America Personal P&C Insurance segment comprises operations that provide high net worth personal lines products, including homeowners and complementary products such as valuable articles, excess liability, automobile, and recreational marine insurance and services in the U.S. and Canada.

	Three Months Ended				Nine Months Ended
	September 30		% Change		September 30		% Change
(in millions of U.S. dollars, except for percentages)	2019	2018	Q-19 vs. Q-18		2019	2018	YTD-19 vs. YTD-18
Net premiums written	$1,251	$1,218	2.7%		$3,616	$3,601	0.4%
Net premiums earned	1,187	1,167	1.7%		3,509	3,463	1.3%
Losses and loss expenses	674	860	(21.6)%		2,178	2,474	(11.9)%
Policy acquisition costs	240	236	1.6%		708	701	1.0%
Administrative expenses	72	69	3.8%		211	202	4.5%
Underwriting income	201	2	NM		412	86	378.5%
Net investment income	66	59	13.1%		194	177	9.7%
Other (income) expense	1	—	NM		2	1	51.5%
Amortization of purchased intangibles	3	4	(11.1)%		9	10	(11.1)%
Segment income	$263	$57	362.9%		$595	$252	136.4%
Loss and loss expense ratio	56.9%	73.7%	(16.8)	pts	62.1%	71.5%	(9.4)	pts
Policy acquisition cost ratio	20.2%	20.2%	—		20.2%	20.2%	—
Administrative expense ratio	6.0%	5.9%	0.1	pts	6.0%	5.8%	0.2	pts
Combined ratio	83.1%	99.8%	(16.7)	pts	88.3%	97.5%	(9.2)	pts
NM – not meaningful
Premiums
Net premiums written increased $33 million, or 2.7 percent, and $15 million, or 0.4 percent, for the three and nine months ended September 30, 2019, respectively, due to strong retention and rate increases, across most lines, partially offset by higher cessions in the current year related to the homeowners quota share reinsurance treaty effective October 1, 2018. In addition, the nine months ended September 30, 2018 benefited from a change we made to harmonize premium registration cut-off between our legacy registration systems.

Net premiums earned increased $20 million, or 1.7 percent, and $46 million, or 1.3 percent, for the three and nine months ended September 30, 2019, respectively, reflecting the growth in net premiums written described above.

Combined Ratio
The loss and loss expense ratio decreased 16.8 percentage points and 9.4 percentage points for the three and nine months ended September 30, 2019, respectively, primarily due to lower catastrophe losses and favorable prior period development in the current year compared to unfavorable prior period development in the prior year periods. Additionally, the prior year loss ratio was elevated principally due to increased frequency and severity, primarily non-catastrophe water and fire losses in our homeowners business. The decrease in the loss ratio for the nine months ended September 30, 2019 was partially offset by an increase in the underlying loss ratio, reflecting a re-evaluation of non-catastrophe loss activity.

Catastrophe Losses and Prior Period Development

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2019	2018	2019	2018
Catastrophe losses	$83	$136	$329	$521
Favorable (unfavorable) prior period development	$62	$(58)	$88	$(59)

Catastrophe losses through September 30, 2019 and 2018 were primarily from the following events:

•	2019: Winter-related storms and other severe weather-related events in the U.S. and Hurricane Dorian

•	2018: Colorado rain and hailstorms, Hurricane Florence, California mudslides, Northeast winter storms, and other severe weather-related events in the U.S.

Refer to the prior period development discussion in Note 4 to the Consolidated Financial Statements for additional information.
CAY Loss Ratio excluding Catastrophe Losses

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2019	2018	2019	2018
Loss and loss expense ratio	56.9%	73.7%	62.1%	71.5%
Catastrophe losses	(7.0)%	(11.6)%	(9.4)%	(15.1)%
Prior period development	5.2%	(5.0)%	2.5%	(1.7)%
CAY loss ratio excluding catastrophe losses	55.1%	57.1%	55.2%	54.7%

The CAY loss ratio excluding catastrophe losses decreased 2.0 percentage points for the three months ended September 30, 2019. The prior year loss ratio was elevated, principally due to increased frequency and severity, primarily non-catastrophe water and fire losses in our homeowners business. The CAY loss ratio excluding catastrophe losses increased 0.5 percentage points for the nine months ended September 30, 2019 due to an increase in the underlying loss ratio, reflecting a re-evaluation of non-catastrophe loss activity.

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

	Three Months Ended				Nine Months Ended
	September 30		% Change		September 30		% Change
(in millions of U.S. dollars, except for percentages)	2019	2018	Q-19 vs. Q-18		2019	2018	YTD-19 vs. YTD-18
Net premiums written	$938	$884	6.2%		$1,534	$1,380	11.2%
Net premiums earned	941	857	9.8%		1,374	1,251	9.8%
Adjusted losses and loss expenses (1)	880	727	21.0%		1,163	953	22.0%
Policy acquisition costs	56	49	14.7%		90	74	22.3%
Administrative expenses	4	2	214.0%		9	—	NM
Underwriting income	1	79	(98.8)%		112	224	(50.3)%
Net investment income	8	7	19.8%		22	20	7.3%
Other (income) expense	—	—	—		1	1	—
Amortization of purchased intangibles	7	7	—		21	21	—
Segment income	$2	$79	(97.6)%		$112	$222	(49.7)%
Loss and loss expense ratio	93.5%	84.9%	8.6	pts	84.7%	76.2%	8.5	pts
Policy acquisition cost ratio	6.0%	5.7%	0.3	pts	6.6%	5.9%	0.7	pts
Administrative expense ratio	0.4%	0.1%	0.3	pts	0.6%	—	0.6	pts
Combined ratio	99.9%	90.7%	9.2	pts	91.9%	82.1%	9.8	pts
NM – not meaningful

(1)
Includes gains (losses) on crop derivatives of $(14) million and $(8) million for the three and nine months ended September 30, 2019, respectively, and $(8) million and $2 million in 2018, respectively.

Premiums
Net premiums written increased $54 million, or 6.2 percent, and $154 million, or 11.2 percent for the three and nine months ended September 30, 2019, respectively, primarily due to an increase in MPCI premium reflecting higher retention, the non-renewal of a quota-share treaty effective with the current crop year, and an increase in current year production.

Net premiums earned increased $84 million, or 9.8 percent, and $123 million, or 9.8 percent, for the three and nine months ended September 30, 2019, respectively, reflecting the growth in net premiums written described above.

Combined Ratio
The loss and loss expense ratio increased 8.6 percentage points and 8.5 percentage points for the three and nine months ended September 30, 2019, respectively, principally due to the downward revision in the 2019 crop year margin estimate reflecting the adverse impact of weather conditions, which resulted in a reduction to crop insurance underwriting income. Unfavorable prior period development in the current quarter related to our Agribusiness and lower favorable prior period development in the current year also adversely impacted the loss ratio.

The policy acquisition cost ratio increased 0.3 percentage points and 0.7 percentage points for the three and nine months ended September 30, 2019, respectively, primarily due to reinsurance ceded commission earned in the prior year that benefited acquisition expenses.

The administrative expense ratio increased 0.3 percentage points and 0.6 percentage points for the three and nine months ended September 30, 2019, respectively, primarily due to normal operating expense and inflationary increases and a reduction in the current year Administrative and Operating (A&O) reimbursements on the MPCI business we earned under the government program.

Catastrophe Losses and Prior Period Development

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2019	2018	2019	2018
Catastrophe losses	$3	$8	$7	$11
Favorable (unfavorable) prior period development	$(18)	$1	$43	$77

Catastrophe losses through September 30, 2019 and 2018 were primarily from severe weather-related events in the U.S. in our farm, ranch, and specialty P&C businesses.

Refer to the prior period development discussion in Note 4 to the Consolidated Financial Statements for additional information.

For the three months ended September 30, 2019, net unfavorable prior period development was $18 million. For the nine months ended September 30, 2019, net favorable prior period development was $43 million which included $72 million of favorable incurred losses and $3 million of lower acquisition costs due to lower than expected MPCI losses for the 2018 crop year, partially offset by a $32 million decrease in net premiums earned related to the MPCI profit and loss calculation formula. For the three months ended September 30, 2018, net favorable prior period development was $1 million. For the nine months ended September 30, 2018, net favorable prior period development was $77 million which included $113 million of favorable incurred losses and $4 million of lower acquisition costs due to lower than expected MPCI losses for the 2017 crop year, partially offset by a $40 million decrease in net premiums earned related to the MPCI profit and loss calculation formula.

CAY Loss Ratio excluding Catastrophe Losses

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2019	2018	2019	2018
Loss and loss expense ratio	93.5%	84.9%	84.7%	76.2%
Catastrophe losses	(0.3)%	(0.9)%	(0.5)%	(0.9)%
Prior period development	(1.9)%	0.1%	3.2%	6.5%
CAY loss ratio excluding catastrophe losses	91.3%	84.1%	87.4%	81.8%

The CAY loss ratio excluding catastrophe losses increased 7.2 percentage points and 5.6 percentage points for the three and nine months ended September 30, 2019, respectively, principally due to the downward revision in the 2019 crop year margin estimate reflecting the adverse impact of weather conditions.

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

	Three Months Ended				Nine Months Ended
	September 30		% Change		September 30		% Change
(in millions of U.S. dollars, except for percentages)	2019	2018	Q-19 vs. Q-18		2019	2018	YTD-19 vs. YTD-18
Net premiums written	$2,228	$2,081	7.1%		$6,881	$6,664	3.3%
Net premiums written - constant dollars (1)			10.7%				8.3%
Net premiums earned	2,256	2,157	4.6%		6,595	6,425	2.6%
Losses and loss expenses	1,154	1,114	3.6%		3,385	3,263	3.7%
Policy acquisition costs	630	582	8.5%		1,855	1,754	5.8%
Administrative expenses	257	252	1.5%		771	757	1.8%
Underwriting income	215	209	3.1%		584	651	(10.3)%
Underwriting income - constant dollars (1)			9.3%				(2.9)%
Net investment income	148	155	(4.9)%		443	461	(4.0)%
Other (income) expense	3	(7)	NM		10	(12)	NM
Amortization of purchased intangibles	11	8	17.9%		34	29	14.2%
Segment income	$349	$363	(3.7)%		$983	$1,095	(10.2)%
Loss and loss expense ratio	51.1%	51.7%	(0.6)	pts	51.3%	50.8%	0.5	pts
Policy acquisition cost ratio	28.0%	26.9%	1.1	pts	28.1%	27.3%	0.8	pts
Administrative expense ratio	11.4%	11.7%	(0.3)	pts	11.7%	11.8%	(0.1)	pts
Combined ratio	90.5%	90.3%	0.2	pts	91.1%	89.9%	1.2	pts
NM – not meaningful

Net Premiums Written by Region
(in millions of U.S. dollars, except for percentages)	2019	2019 % of Total	2018	2018 % of Total	C$ (1) 2018	2019 vs. 2018	C$ (1) 2019 vs. 2018
Region
	Three months ended September 30					Q-19 vs. Q-18 % Change
Europe	$782	35%	$727	35%	$701	7.6%	11.6%
Latin America	551	25%	519	25%	502	6.0%	9.8%
Asia	798	36%	755	36%	733	5.8%	8.9%
Other (2)	97	4%	80	4%	77	21.8%	25.9%
Net premiums written	$2,228	100%	$2,081	100%	$2,013	7.1%	10.7%
	Nine months ended September 30					YTD-19 vs. YTD-18 % Change
Europe	$2,698	39%	$2,641	40%	$2,520	2.2%	7.1%
Latin America	1,657	24%	1,597	24%	1,491	3.7%	11.1%
Asia	2,259	33%	2,176	33%	2,103	3.8%	7.5%
Other (2)	267	4%	250	3%	239	6.8%	11.5%
Net premiums written	$6,881	100%	$6,664	100%	$6,353	3.3%	8.3%

(1)	On a constant-dollar basis, amounts are calculated by translating prior period results using the same local currency exchange rates as the comparable current period.

(2)	Comprises Combined International, Eurasia and Africa region, and other international.

Premiums
Net premiums written increased $147 million and $217 million, or $215 million (10.7 percent) and $528 million (8.3 percent) on a constant-dollar basis for the three and nine months ended September 30, 2019, respectively, reflecting growth across all regions and most lines of business. P&C lines growth was across all regions and was principally due to positive rate increases and new business in property, casualty, and financial lines. Personal lines growth was driven by new business principally in Latin America and Europe. Accident and health (A&H) lines growth was principally in Asia and Latin America driven by new business.

Net premiums earned increased $99 million and $170 million, or $168 million (8.0 percent) and $481 million (7.9 percent) on a constant-dollar basis for the three and nine months ended September 30, 2019, respectively, reflecting the increase in net premiums written.

Combined Ratio
The loss and loss expense ratio decreased 0.6 percentage points for the three months ended September 30, 2019 primarily due to earned price changes modestly above loss trends and a change in mix of business towards products and regions that have a lower loss and loss expense ratio and a higher policy acquisition cost ratio, as well as lower catastrophe losses which was partially offset by lower favorable prior period development. The loss and loss expense ratio increased 0.5 percentage points for the nine months ended September 30, 2019 due to lower favorable prior period development, partially offset by lower catastrophe losses as well as the same factors driving the decrease for the three months ended September 30, 2019 as noted above.

The policy acquisition cost ratio increased 1.1 percentage points and 0.8 percentage points for the three and nine months ended September 30, 2019, respectively, due to a change in mix of business towards products and regions that have a higher policy acquisition cost ratio and lower loss and loss expense ratio as noted above and higher underwriting costs resulting from the successful acquisition of business.

The administrative expense ratio decreased 0.3 percentage points and 0.1 percentage points for the three and nine months ended September 30, 2019, respectively, primarily driven by higher underwriting costs as noted above.

Catastrophe Losses and Prior Period Development

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2019	2018	2019	2018
Catastrophe losses	$35	$80	$69	$121
Favorable prior period development	$25	$72	$49	$166

Catastrophe losses through September 30, 2019 and 2018 were primarily from the following events:

•	2019: Typhoon Faxai, Hurricane Dorian, storms in Australia, and other international weather-related events

•	2018: Typhoons Jebi and Mangkhut and Hurricane Florence

Refer to the prior period development discussion in Note 4 to the Consolidated Financial Statements for additional information.

CAY Loss Ratio excluding Catastrophe Losses

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2019	2018	2019	2018
Loss and loss expense ratio	51.1%	51.7%	51.3%	50.8%
Catastrophe losses	(1.5)%	(3.8)%	(1.0)%	(1.9)%
Prior period development	1.1%	3.4%	0.7%	2.6%
CAY loss ratio excluding catastrophe losses	50.7%	51.3%	51.0%	51.5%

The CAY loss ratio excluding catastrophe losses decreased 0.6 percentage points and 0.5 percentage points for the three and nine months ended September 30, 2019, respectively, primarily due to earned price changes modestly above loss trends and a change in mix of business towards products and regions that have a lower loss and loss expense ratio and a higher policy acquisition cost ratio.

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

	Three Months Ended				Nine Months Ended
	September 30		% Change		September 30		% Change
(in millions of U.S. dollars, except for percentages)	2019	2018	Q-19 vs. Q-18		2019	2018	YTD-19 vs. YTD-18
Net premiums written	$141	$164	(14.0)%		$540	$554	(2.5)%
Net premiums earned	160	157	1.9%		487	492	(1.1)%
Losses and loss expenses	79	86	(8.0)%		245	236	3.7%
Policy acquisition costs	42	40	5.8%		127	120	6.3%
Administrative expenses	9	10	(17.7)%		26	29	(12.8)%
Underwriting income	30	21	44.9%		89	107	(16.6)%
Net investment income	55	63	(12.9)%		166	192	(13.3)%
Other (income) expense	(16)	(13)	25.9%		(40)	(26)	52.6%
Segment income	$101	$97	4.6%		$295	$325	(9.1)%
Loss and loss expense ratio	49.6%	55.0%	(5.4)	pts	50.3%	48.0%	2.3	pts
Policy acquisition cost ratio	26.2%	25.2%	1.0	pt	26.1%	24.3%	1.8	pts
Administrative expense ratio	5.3%	6.5%	(1.2)	pts	5.3%	6.0%	(0.7)	pts
Combined ratio	81.1%	86.7%	(5.6)	pts	81.7%	78.3%	3.4	pts

Premiums
Net premiums written decreased $23 million, or $21 million (12.8 percent) on a constant-dollar basis, for the three months ended September 30, 2019, primarily due to the timing of a large treaty, renewed in the first quarter of 2019, which was previously written mainly in the third quarter of 2018, partially offset by an increase in new business writings. For the nine months ended September 30, 2019, net premiums written decreased $14 million, or $6 million (1.1 percent) on a constant-dollar basis, due to an increase in ceded retrocessions as well as reductions in the International motor line, offset by an increase in new business written in property and marine lines.

Net premiums earned increased $3 million, or $5 million (3.1 percent) on a constant-dollar basis, for the three months ended September 30, 2019 principally reflecting an increase in new business writings. For the nine months ended September 30, 2019, net premiums earned decreased $5 million, but increased $3 million (0.7 percent) on a constant-dollar basis, reflecting new business writings in 2018 and 2019.
Combined Ratio
The loss and loss expense ratio decreased 5.4 percentage points for the three months ended September 30, 2019 primarily due to lower catastrophe losses and favorable loss experience in property and motor lines. The loss and loss expense ratio increased 2.3 percentage points for the nine months ended September 30, 2019 primarily due to lower favorable prior period development, partially offset by lower catastrophe losses and favorable loss experience in property and motor lines. In addition, the increase for the nine months ended September 30, 2019 was also driven by proportionally less premiums earned from property catastrophe business, which has a lower loss ratio.

The policy acquisition cost ratio increased 1.0 percentage point and 1.8 percentage points for the three and nine months ended September 30, 2019, respectively, primarily due to higher profit commissions paid on property and motor lines treaties with adjustable commission features, partially offset by favorable commission benefits on increased ceded retrocessions.

The administrative expense ratio decreased 1.2 percentage points and 0.7 percentage points for the three and nine months ended September 30, 2019, respectively, primarily driven by lower variable costs.

Catastrophe Losses and Prior Period Development

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S dollars)	2019	2018	2019	2018
Catastrophe losses (1)	$25	$34	$35	$45
Favorable prior period development	$25	$24	$33	$54

(1)	Excludes catastrophe reinstatement premiums

Catastrophe losses through September 30, 2019 and 2018 were primarily from the following events:

•	2019: Hurricane Dorian and various U.S. and Japanese severe weather-related events

•	2018: Hurricane Florence, Typhoon Jebi, Windstorm Friederike, and other various U.S., Canada, and Japanese severe weather-related events

Refer to the prior period development discussion in Note 4 to the Consolidated Financial Statements for additional information.

CAY Loss Ratio excluding Catastrophe Losses

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2019	2018	2019	2018
Loss and loss expense ratio	49.6%	55.0%	50.3%	48.0%
Catastrophe losses	(15.4)%	(20.6)%	(7.0)%	(8.7)%
Prior period development	15.7%	16.8%	6.7%	11.3%
CAY loss ratio excluding catastrophe losses	49.9%	51.2%	50.0%	50.6%

The CAY loss ratio excluding catastrophe losses decreased 1.3 percentage points and 0.6 percentage points for the three and nine months ended September 30, 2019, respectively, due to favorable loss experience in property and motor lines. The decrease for the nine months ended September 30, 2019 was partially offset by proportionally less premiums earned from property catastrophe business, which has a lower loss ratio.

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

	Three Months Ended			Nine Months Ended
	September 30		% Change	September 30		% Change
(in millions of U.S. dollars, except for percentages)	2019	2018	Q-19 vs. Q-18	2019	2018	YTD-19 vs. YTD-18
Net premiums written	$612	$564	8.5%	$1,770	$1,688	4.8%
Net premiums earned	598	551	8.7%	1,730	1,643	5.3%
Losses and loss expenses	190	195	(2.0)%	581	584	(0.5)%
Policy benefits (1)	158	127	23.2%	515	428	20.2%
(Gains) losses from fair value changes in separate account assets (1)	7	14	(46.3)%	(20)	18	NM
Policy acquisition costs	176	139	27.2%	454	405	12.2%
Administrative expenses	80	77	3.8%	237	235	1.0%
Net investment income	92	85	7.8%	278	253	10.0%
Life Insurance underwriting income	79	84	(6.8)%	241	226	6.4%
Other (income) expense (1)	(17)	6	NM	(37)	6	NM
Amortization of purchased intangibles	1	—	NM	2	1	24.7%
Segment income	$95	$78	20.9%	$276	$219	25.9%
NM – not meaningful

(1)
(Gains) losses from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP have been reclassified from Other (income) expense for purposes of presenting Life Insurance underwriting income. The offsetting movement in the separate account liabilities is included in Policy benefits.

Premiums
Net premiums written increased $48 million and $82 million, or $51 million (9.1 percent) and $103 million (6.2 percent) on a constant-dollar basis, for the three and nine months ended September 30, 2019, respectively, primarily reflecting growth in our Asian and Latin American international life operations and North American Combined Insurance supplemental A&H program, partially offset by our life reinsurance business, which continues to decline as no new life reinsurance business is currently being written.
Deposits
The following table presents deposits collected on universal life and investment contracts:

	Three Months Ended					Nine Months Ended
	September 30			% Change		September 30			% Change
(in millions of U.S. dollars, except for percentages)	2019	2018	C$ (1) 2018	Q-19 vs. Q-18	C$ (1) Q-19 vs. Q-18	2019	2018	C$ (1) 2018	Y-19 vs. Y-18	C$ (1) Y-19 vs. Y-18
Deposits collected on Universal life and investment contracts	$369	$392	$381	(5.9)%	(3.0)%	$1,059	$1,163	$1,124	(9.0)%	(5.8)%

(1)	On a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency exchange rates as the comparable current period.

Deposits collected on universal life and investment contracts (life deposits) are not reflected as revenues in our Consolidated statements of operations in accordance with GAAP. New life deposits are an important component of production, and although they do not significantly affect current period income from operations, they are key to our efforts to grow our business. Life deposits collected decreased for both the three and nine months ended September 30, 2019 primarily due to a decline in Taiwan driven by competitive market conditions, partially offset by growth in Vietnam.

Life Insurance underwriting income and Segment income
Life Insurance underwriting income decreased $5 million for the three months ended September 30, 2019 as the prior year benefited from a favorable reserve development of $8 million. Life Insurance underwriting income increased $15 million for the nine months ended September 30, 2019, principally reflecting an increase in net investment income, partially offset by a favorable reserve development in the prior year. Additionally, segment income benefited from other income of $17 million and $37 million, for the three and nine months ended September 30, 2019, respectively, principally due to our share of net income from Huatai Life, our partially-owned life insurance entity in China.

Corporate

Corporate results primarily include the results of our non-insurance companies, income and expenses not attributable to reportable segments and loss and loss expenses of asbestos and environmental (A&E) liabilities and certain other non-A&E run-off exposures.

	Three Months Ended			Nine Months Ended
	September 30		% Change	September 30		% Change
(in millions of U.S. dollars, except for percentages)	2019	2018	Q-19 vs. Q-18	2019	2018	YTD-19 vs. YTD-18
Losses and loss expenses	$38	$13	184.6%	$83	$72	14.9%
Administrative expenses	74	58	31.5%	211	200	6.2%
Underwriting loss	112	71	59.1%	294	272	8.1%
Net investment income (loss)	(28)	(49)	(42.9)%	(98)	(162)	(40.1)%
Interest expense	138	164	(16.1)%	418	488	(14.5)%
Net realized gains (losses)	(141)	27	NM	(467)	33	NM
Other (income) expense	(34)	(144)	(75.6)%	(238)	(275)	(13.4)%
Amortization of purchased intangibles	54	64	(14.2)%	163	192	(14.3)%
Chubb integration expenses	2	16	(89.9)%	9	39	(76.9)%
Income tax expense	230	183	25.8%	626	536	16.8%
Net loss	$(671)	$(376)	78.7%	$(1,837)	$(1,381)	33.1%
NM - not meaningful

Losses and loss expenses for the three months ended September 30, 2019 and 2018 were primarily from adverse development relating to our Brandywine environmental exposures and unallocated loss adjustment expenses of the A&E claims operations. In addition, the prior year included a favorable adjustment in our estimate of reinsurance recoverables. Losses and loss expenses for the nine months ended September 30, 2019 and 2018 also included charges in the second quarter for our non-A&E run-off casualty exposures, including workers' compensation.

Administrative expenses increased $16 million and $11 million for the three and nine months ended September 30, 2019, respectively, primarily due to higher global advertising expenses.

Chubb integration expenses are one-time in nature and are not related to the on-going business activities of the segments. The Chief Executive Officer does not manage segment results or allocate resources to segments when considering these costs and they are therefore excluded from our definition of segment income. Chubb integration expenses in 2019 principally consisted of small residual items related to the Chubb acquisition, and Chubb integration expenses in 2018 principally consisted of personnel-related expenses and rebranding.

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

For the three and nine months ended September 30, 2019, our effective income tax rate was 17.4 percent and 16.0 percent, respectively, compared to 12.9 percent, in both prior year periods. The effective income tax rates in the current year were higher compared to the prior year periods primarily due to a higher percentage of income generated in higher tax jurisdictions, a higher percentage of realized losses generated in lower tax jurisdictions and lower amounts of tax-exempt income.

In a referendum held on May 19, 2019, the Swiss voters affirmed the Federal Act on Tax Reform (Swiss tax reform). The reform was enacted on August 6, 2019. The majority of the measures associated with this reform will be effective on January 1, 2020. While we are still reviewing the impact, we do not expect these reforms to have a material impact on our effective tax rate, financial condition, or results of operations.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars, except for percentage points)	2019	2018	2019	2018
Actual level of CATs - pre-tax	$232	$450	$757	$1,041
Less: Expected level of CATs - pre-tax	336	342	783	772
CATs above (below) expected level - pre-tax	$(104)	$108	$(26)	$269
Adverse (favorable) impact of CATs above (below) an expected level on combined ratio	(1.3)%	1.5%	(0.1)%	1.4%

The following tables present the calculation of combined ratio, as reported for each segment to P&C combined ratio, adjusted for catastrophe losses (CATs) and PPD:

		North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Corporate	Total P&C
Three Months Ended
September 30, 2019
(in millions of U.S. dollars except for ratios)
Numerator
Losses and loss expenses
Losses and loss expenses		$2,051	$674	$866	$1,154	$79	$38	$4,862
Realized (gains) losses on crop derivatives		—	—	14	—	—	—	14
Adjusted losses and loss expenses	A	$2,051	$674	$880	$1,154	$79	$38	$4,876
CATs (excludes reinstatement premiums)		(88)	(83)	(3)	(35)	(25)	—	(234)
PPD and related adjustments
PPD, net of related adjustments - favorable (unfavorable)		109	62	(18)	25	25	(36)	167
Net premiums earned adjustments on PPD - unfavorable (favorable)		39	—	—	—	1	—	40
Expense adjustments - unfavorable (favorable)		3	—	—	—	(1)	—	2
PPD reinstatement premiums - unfavorable (favorable)		(1)	(1)	—	1	—	—	(1)
PPD - gross of related adjustments - favorable (unfavorable)		150	61	(18)	26	25	(36)	208
CAY loss and loss expense ex CATs	B	$2,113	$652	$859	$1,145	$79	$2	$4,850
Policy acquisition costs and administrative expenses
Policy acquisition costs and administrative expenses	C	$715	$312	$60	$887	$51	$74	$2,099
Expense adjustments - favorable (unfavorable)		(3)	—	—	—	1	—	(2)
Policy acquisition costs and administrative expenses, adjusted	D	$712	$312	$60	$887	$52	$74	$2,097
Denominator
Net premiums earned	E	$3,185	$1,187	$941	$2,256	$160		$7,729
Reinstatement premiums (collected) expensed on catastrophe losses		—	—	—	—	(2)		(2)
Net premiums earned adjustments on PPD - unfavorable (favorable)		39	—	—	—	1		40
PPD reinstatement premiums - unfavorable (favorable)		(1)	(1)	—	1	—		(1)
Net premiums earned excluding adjustments	F	$3,223	$1,186	$941	$2,257	$159		$7,766
P&C Combined ratio
Loss and loss expense ratio	A/E	64.4%	56.9%	93.5%	51.1%	49.6%		63.1%
Policy acquisition cost and administrative expense ratio	C/E	22.5%	26.2%	6.4%	39.4%	31.5%		27.1%
P&C Combined ratio		86.9%	83.1%	99.9%	90.5%	81.1%		90.2%
CAY P&C Combined ratio ex CATs
Loss and loss expense ratio, adjusted	B/F	65.5%	55.1%	91.3%	50.7%	49.9%		62.4%
Policy acquisition cost and administrative expense ratio, adjusted	D/F	22.1%	26.2%	6.4%	39.3%	32.2%		27.1%
CAY P&C Combined ratio ex CATs		87.6%	81.3%	97.7%	90.0%	82.1%		89.5%
Combined ratio
Combined ratio								90.0%
Add: impact of gains and losses on crop derivatives								0.2%
P&C Combined ratio								90.2%
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
Three Months Ended
September 30, 2018
(in millions of U.S. dollars except for ratios)
Numerator
Losses and loss expenses
Losses and loss expenses		$1,881	$860	$719	$1,114	$86	$13	$4,673
Realized (gains) losses on crop derivatives		—	—	8	—	—	—	8
Adjusted losses and loss expenses	A	$1,881	$860	$727	$1,114	$86	$13	$4,681
CATs (excludes reinstatement premiums)		(196)	(136)	(8)	(80)	(34)	—	(454)
PPD and related adjustments
PPD, net of related adjustments - favorable (unfavorable)		216	(58)	1	72	24	(12)	243
Net premiums earned adjustments on PPD - unfavorable (favorable)		40	—	—	—	4	—	44
Expense adjustments - unfavorable (favorable)		1	—	—	—	—	—	1
PPD reinstatement premiums - unfavorable (favorable)		1	1	—	2	—	—	4
PPD - gross of related adjustments - favorable (unfavorable)		258	(57)	1	74	28	(12)	292
CAY loss and loss expense ex CATs	B	$1,943	$667	$720	$1,108	$80	$1	$4,519
Policy acquisition costs and administrative expenses
Policy acquisition costs and administrative expenses	C	$709	$305	$51	$834	$50	$58	$2,007
Expense adjustments - favorable (unfavorable)		(1)	—	—	—	—	—	(1)
Policy acquisition costs and administrative expenses, adjusted	D	$708	$305	$51	$834	$50	$58	$2,006
Denominator
Net premiums earned	E	$3,019	$1,167	$857	$2,157	$157		$7,357
Reinstatement premiums (collected) expensed on catastrophe losses		—	—	—	—	(4)		(4)
Net premiums earned adjustments on PPD - unfavorable (favorable)		40	—	—	—	4		44
PPD reinstatement premiums - unfavorable (favorable)		1	1	—	2	—		4
Net premiums earned excluding adjustments	F	$3,060	$1,168	$857	$2,159	$157		$7,401
P&C Combined ratio
Loss and loss expense ratio	A/E	62.3%	73.7%	84.9%	51.7%	55.0%		63.6%
Policy acquisition cost and administrative expense ratio	C/E	23.5%	26.1%	5.8%	38.6%	31.7%		27.3%
P&C Combined ratio		85.8%	99.8%	90.7%	90.3%	86.7%		90.9%
CAY P&C Combined ratio ex CATs
Loss and loss expense ratio, adjusted	B/F	63.5%	57.1%	84.1%	51.3%	51.2%		61.1%
Policy acquisition cost and administrative expense ratio, adjusted	D/F	23.2%	26.1%	5.8%	38.7%	31.6%		27.1%
CAY P&C Combined ratio ex CATs		86.7%	83.2%	89.9%	90.0%	82.8%		88.2%
Combined ratio
Combined ratio								90.8%
Add: impact of gains and losses on crop derivatives								0.1%
P&C Combined ratio								90.9%
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
Nine Months Ended
September 30, 2019
(in millions of U.S. dollars except for ratios)
Numerator
Losses and loss expenses
Losses and loss expenses		$6,238	$2,178	$1,155	$3,385	$245	$83	$13,284
Realized (gains) losses on crop derivatives		—	—	8	—	—	—	8
Adjusted losses and loss expenses	A	$6,238	$2,178	$1,163	$3,385	$245	$83	$13,292
CATs (excludes reinstatement premiums)		(319)	(329)	(7)	(69)	(35)	—	(759)
PPD and related adjustments
PPD, net of related adjustments - favorable (unfavorable)		425	88	43	49	33	(79)	559
Net premiums earned adjustments on PPD - unfavorable (favorable)		38	—	32	—	1	—	71
Expense adjustments - unfavorable (favorable)		(3)	—	(3)	—	(1)	—	(7)
PPD reinstatement premiums - unfavorable (favorable)		(1)	(4)	—	1	—	—	(4)
PPD - gross of related adjustments - favorable (unfavorable)		459	84	72	50	33	(79)	619
CAY loss and loss expense ex CATs	B	$6,378	$1,933	$1,228	$3,366	$243	$4	$13,152
Policy acquisition costs and administrative expenses
Policy acquisition costs and administrative expenses	C	$2,132	$919	$99	$2,626	$153	$211	$6,140
Expense adjustments - favorable (unfavorable)		3	—	3	—	1	—	7
Policy acquisition costs and administrative expenses, adjusted	D	$2,135	$919	$102	$2,626	$154	$211	$6,147
Denominator
Net premiums earned	E	$9,660	$3,509	$1,374	$6,595	$487		$21,625
Reinstatement premiums (collected) expensed on catastrophe losses		—	—	—	—	(2)		(2)
Net premiums earned adjustments on PPD - unfavorable (favorable)		38	—	32	—	1		71
PPD reinstatement premiums - unfavorable (favorable)		(1)	(4)	—	1	—		(4)
Net premiums earned excluding adjustments	F	$9,697	$3,505	$1,406	$6,596	$486		$21,690
P&C Combined ratio
Loss and loss expense ratio	A/E	64.6%	62.1%	84.7%	51.3%	50.3%		61.5%
Policy acquisition cost and administrative expense ratio	C/E	22.0%	26.2%	7.2%	39.8%	31.4%		28.4%
P&C Combined ratio		86.6%	88.3%	91.9%	91.1%	81.7%		89.9%
CAY P&C Combined ratio ex CATs
Loss and loss expense ratio, adjusted	B/F	65.8%	55.2%	87.4%	51.0%	50.0%		60.6%
Policy acquisition cost and administrative expense ratio, adjusted	D/F	22.0%	26.2%	7.2%	39.8%	31.7%		28.4%
CAY P&C Combined ratio ex CATs		87.8%	81.4%	94.6%	90.8%	81.7%		89.0%
Combined ratio
Combined ratio								89.9%
Add: impact of gains and losses on crop derivatives								—
P&C Combined ratio								89.9%
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
Nine Months Ended
September 30, 2018
(in millions of U.S. dollars except for ratios)
Numerator
Losses and loss expenses
Losses and loss expenses		$5,873	$2,474	$955	$3,263	$236	$72	$12,873
Realized (gains) losses on crop derivatives		—	—	(2)	—	—	—	(2)
Adjusted losses and loss expenses	A	$5,873	$2,474	$953	$3,263	$236	$72	$12,871
CATs (excludes reinstatement premiums)		(347)	(521)	(11)	(121)	(45)	—	(1,045)
PPD and related adjustments
PPD, net of related adjustments - favorable (unfavorable)		472	(59)	77	166	54	(67)	643
Net premiums earned adjustments on PPD - unfavorable (favorable)		29	—	40	—	7	—	76
Expense adjustments - unfavorable (favorable)		7	—	(4)	—	(1)	—	2
PPD reinstatement premiums - unfavorable (favorable)		5	1	—	2	—	—	8
PPD - gross of related adjustments - favorable (unfavorable)		513	(58)	113	168	60	(67)	729
CAY loss and loss expense ex CATs	B	$6,039	$1,895	$1,055	$3,310	$251	$5	$12,555
Policy acquisition costs and administrative expenses
Policy acquisition costs and administrative expenses	C	$2,113	$903	$74	$2,511	$149	$200	$5,950
Expense adjustments - favorable (unfavorable)		(7)	—	4	—	1	—	(2)
Policy acquisition costs and administrative expenses, adjusted	D	$2,106	$903	$78	$2,511	$150	$200	$5,948
Denominator
Net premiums earned	E	$9,325	$3,463	$1,251	$6,425	$492		$20,956
Reinstatement premiums (collected) expensed on catastrophe losses		—	—	—	—	(4)		(4)
Net premiums earned adjustments on PPD - unfavorable (favorable)		29	—	40	—	7		76
PPD reinstatement premiums - unfavorable (favorable)		5	1	—	2	—		8
Net premiums earned excluding adjustments	F	$9,359	$3,464	$1,291	$6,427	$495		$21,036
P&C Combined ratio
Loss and loss expense ratio	A/E	63.0%	71.5%	76.2%	50.8%	48.0%		61.4%
Policy acquisition cost and administrative expense ratio	C/E	22.6%	26.0%	5.9%	39.1%	30.3%		28.4%
P&C Combined ratio		85.6%	97.5%	82.1%	89.9%	78.3%		89.8%
CAY P&C Combined ratio ex CATs
Loss and loss expense ratio, adjusted	B/F	64.5%	54.7%	81.8%	51.5%	50.6%		59.7%
Policy acquisition cost and administrative expense ratio, adjusted	D/F	22.5%	26.1%	6.0%	39.1%	30.5%		28.3%
CAY P&C Combined ratio ex CATs		87.0%	80.8%	87.8%	90.6%	81.1%		88.0%
Combined ratio
Combined ratio								89.8%
Add: impact of gains and losses on crop derivatives								—
P&C Combined ratio								89.8%
Note: The ratios above are calculated using whole U.S. dollars. Accordingly, calculations using rounded amounts may differ. Letters A, B, C, D, E, and F included in the table are references for calculating the ratios above.

Other Income and Expense

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2019	2018	2019	2018
Equity in net (income) loss of partially-owned entities	$(81)	$(178)	$(353)	$(354)
(Gains) losses from fair value changes in separate account assets (1)	7	14	(20)	18
Federal excise and capital taxes	5	7	17	14
Other	12	12	30	15
Other (income) expense	$(57)	$(145)	$(326)	$(307)

(1)	Related to (gains) losses from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP.

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

Amortization of purchased intangibles and Other amortization
Amortization expense related to purchased intangibles was $76 million and $229 million for the three and nine months ended September 30, 2019, respectively, compared with $83 million and $253 million, respectively, in the prior year periods. The decrease in amortization expense of purchased intangibles reflects lower intangible amortization expense related to agency distribution relationships and renewal rights and no expense related to internally developed software, which was fully amortized in 2018, partially offset by a lower amortization benefit from the fair value adjustment on unpaid losses and loss expenses.

The following table presents, as of September 30, 2019, the estimated pre-tax amortization expense (benefit) of purchased intangibles, at current foreign currency exchange rates, for the fourth quarter of 2019 and the next five years:

	Associated with the Chubb Corp Acquisition
For the Years Ending December 31 (in millions of U.S. dollars)	Agency distribution relationships and renewal rights	Fair value adjustment on Unpaid losses and loss expenses	Total (1)	Other intangible assets (2)	Total Amortization of purchased intangibles
Fourth quarter of 2019	$70	$(15)	$55	$21	$76
2020	238	(35)	203	86	289
2021	215	(20)	195	85	280
2022	196	(15)	181	94	275
2023	177	(6)	171	92	263
2024	159	(5)	154	86	240
Total	$1,055	$(96)	$959	$464	$1,423

(1)	Recorded in Corporate.

(2)	Recorded in applicable segment(s) that acquired the intangible assets.

Reduction of deferred tax liability associated with intangible assets related to Other intangible assets (excluding the fair value adjustment on Unpaid losses and loss expense)
At September 30, 2019, the deferred tax liability associated with Other intangible assets (excluding the fair value adjustment on Unpaid losses and loss expense) was $1,368 million.

The following table presents, as of September 30, 2019, the expected reduction of the deferred tax liability associated with Other intangible assets (which reduces as agency distribution relationships and renewal rights and other intangible assets amortize), at current foreign currency exchange rates, for the fourth quarter of 2019 and for the next five years:

For the Years Ending December 31 (in millions of U.S. dollars)	Reduction to deferred tax liability associated with intangible assets
Fourth quarter of 2019	$20
2020	72
2021	67
2022	65
2023	60
2024	55
Total	$339

Amortization of the fair value adjustment on acquired invested assets and assumed long-term debt
The following table presents at September 30, 2019, the expected amortization expense of the fair value adjustment on acquired invested assets, at current foreign currency exchange rates, and the expected amortization benefit from the amortization of the fair value adjustment on assumed long-term debt for the fourth quarter of 2019 and for the next five years:

	Amortization (expense) benefit of the fair value adjustment on
For the Years Ending December 31 (in millions of U.S. dollars)	Acquired invested assets (1)	Assumed long-term debt (2)
Fourth quarter of 2019	$(35)	$6
2020	(135)	21
2021	(105)	21
2022	(92)	21
2023	—	21
2024	—	21
Total	$(367)	$111

(1)	Recorded as a reduction to Net investment income in the Consolidated statements of operations.

(2)	Recorded as a reduction to Interest expense in the Consolidated statements of operations.

The estimate of amortization expense of the fair value adjustment on acquired invested assets could vary materially based on current market conditions, bond calls, overall duration of the acquired investment portfolio, and foreign exchange.

Interest Expense
The following table presents the estimated interest expense for the fourth quarter of 2019 based on our existing debt obligations as well as fees based on our expected usage of certain facilities including letters of credit, collateral fees, and repurchase agreements.

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

				Estimated Interest Expense
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
(in millions of U.S. dollars)	2019	2019	2019	2019	2019
Fixed interest expense based on outstanding debt	$124	$123	$120	$120	$487
Variable interest expense based on expected usage	21	22	23	19	85
Adjusted interest expense	$145	$145	$143	$139	$572
Amortization of the fair value of debt related to the Chubb Corp acquisition	(5)	(5)	(5)	(6)	(21)
Total interest expense, including amortization of the fair value of debt	$140	$140	$138	$133	$551

				Actual Interest Expense
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
(in millions of U.S. dollars)	2018	2018	2018	2018	2018
Fixed interest expense based on outstanding debt	$140	$131	$125	$124	$520
Variable interest expense	29	46	45	34	154
Adjusted interest expense	$169	$177	$170	$158	$674
Amortization of the fair value of debt related to the Chubb Corp acquisition	(12)	(10)	(6)	(5)	(33)
Total interest expense, including amortization of the fair value of debt	$157	$167	$164	$153	$641

Net Investment Income

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2019	2018	2019	2018
Fixed maturities (1)	$862	$779	$2,533	$2,329
Short-term investments	21	26	67	66
Other interest income (2)	7	32	19	98
Equity securities	6	7	22	26
Other investments	20	21	57	64
Gross investment income	916	865	2,698	2,583
Investment expenses	(43)	(42)	(130)	(126)
Net investment income	$873	$823	$2,568	$2,457
(1) Includes amortization expense related to fair value adjustment on acquired invested assets related to the Chubb Corp acquisition	$(37)	$(60)	$(126)	$(193)
(2) Other interest income includes interest earned from operating cash held outside the investment portfolio and also cash held in our global multi-currency notional cash pooling programs. Other interest income fluctuates based on changing interest rates and cash balances.

Net investment income is influenced by a number of factors including the amounts and timing of inward and outward cash flows, the level of interest rates, and changes in overall asset allocation. Net investment income increased 6.0 percent and 4.5 percent for the three and nine months ended September 30, 2019, respectively, compared with the prior year periods. The increase was primarily due to higher average invested assets, partially offset by a reduction in the usage of notional cash pooling programs and unfavorable foreign exchange.

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

	Three Months Ended			Nine Months Ended
	March 31	June 30	September 30	September 30
(in millions of U.S. dollars)	2019	2019	2019	2019
Total mark-to-market on private equity, pre-tax	$(47)	$240	$34	$227

	Three Months Ended				Year Ended
	March 31	June 30	September 30	December 31	December 31
(in millions of U.S. dollars)	2018	2018	2018	2018	2018
Total mark-to-market on private equity, pre-tax	$74	$86	$157	$(19)	$298

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

The following table presents our net realized and unrealized gains (losses):

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
(in millions of U.S. dollars)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact
Fixed maturities	$(11)	$705	$694	$(38)	$(213)	$(251)
Fixed income and equity derivatives	(97)	—	(97)	37	—	37
Public equity	24	—	24	48	—	48
Mark-to-market on public equity	(21)	—	(21)	(13)	—	(13)
Private equity	(2)	—	(2)	—	—	—
Mark-to-market on private equity (1)	(2)	—	(2)	5	—	5
Total investment portfolio (2)	(109)	705	596	39	(213)	(174)
Variable annuity reinsurance derivative transactions, net of applicable hedges	(112)	—	(112)	(46)	—	(46)
Other derivatives	(14)	—	(14)	(8)	—	(8)
Foreign exchange	84	(193)	(109)	39	(482)	(443)
Other	(4)	(17)	(21)	(5)	(21)	(26)
Net gains (losses), pre-tax	$(155)	$495	$340	$19	$(716)	$(697)

(1)	Represents mark-to-market movements for private equity investments where we own less than three percent.

(2)	For the three months ended September 30, 2019 and 2018, other-than-temporary impairments in Net realized gains (losses) included $24 million and $11 million, respectively, for fixed maturities.

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
(in millions of U.S. dollars)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact
Fixed maturities	$(43)	$3,834	$3,791	$(142)	$(1,921)	$(2,063)
Fixed income and equity derivatives	(408)	—	(408)	78	—	78
Public equity	57	—	57	63	—	63
Mark-to-market on public equity	9	—	9	(41)	—	(41)
Private equity	(4)	—	(4)	—	—	—
Mark-to-market on private equity (1)	(14)	—	(14)	23	—	23
Total investment portfolio (2)	(403)	3,834	3,431	(19)	(1,921)	(1,940)
Variable annuity reinsurance derivative transactions, net of applicable hedges	(146)	—	(146)	11	—	11
Other derivatives	(8)	—	(8)	2	—	2
Foreign exchange	86	(143)	(57)	102	(659)	(557)
Other	(4)	(62)	(66)	(61)	(61)	(122)
Net gains (losses), pre-tax	$(475)	$3,629	$3,154	$35	$(2,641)	$(2,606)

(1)	Represents mark-to-market movements for private equity investments where we own less than three percent.

(2)	For the nine months ended September 30, 2019 and 2018, other-than-temporary impairments in Net realized gains (losses) included $50 million and $16 million, respectively, for fixed maturities.

The variable annuity reinsurance derivative transactions resulted in realized losses of $112 million and $146 million for the three and nine months ended September 30, 2019, respectively, reflecting a net increase in the fair value of GLB liabilities of $106 million and $57 million, respectively. The net increase in the fair value of GLB liabilities was principally due to lower interest rates. In addition, we maintain positions in derivative instruments that decrease in fair value when the S&P 500 index increases. There were realized losses of $6 million and $89 million for the three and nine months ended September 30, 2019, respectively, related to other derivative instruments.

The variable annuity reinsurance derivative transactions resulted in realized gains (losses) of $(46) million and $11 million for the three and nine months ended September 30, 2018, respectively, reflecting a net decrease in the fair value of GLB liabilities of $54 million and $133 million, respectively. The decrease in the fair value of GLB liabilities was primarily due to rising interest rates and higher equity market levels. In addition, we maintain positions in derivative instruments that decrease in fair value when the S&P 500 index increases. There were realized losses of $100 million and $122 million for the three and nine months ended September 30, 2018, respectively, related to other derivative instruments.

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

The average duration of our fixed income securities, including the effect of options and swaps, was 3.8 years and 3.7 years at September 30, 2019 and December 31, 2018, respectively. We estimate that a 100 basis point (bps) increase in interest rates would reduce the valuation of our fixed income portfolio by approximately $3.8 billion at September 30, 2019.

The following table shows the fair value and cost/amortized cost of our invested assets:

	September 30, 2019		December 31, 2018
(in millions of U.S. dollars)	Fair Value	Cost/ Amortized Cost	Fair Value	Cost/ Amortized Cost
Fixed maturities available for sale	$85,044	$82,036	$78,470	$79,323
Fixed maturities held to maturity	13,096	12,622	13,259	13,435
Short-term investments	2,835	2,838	3,016	3,016
	100,975	97,496	94,745	95,774
Equity securities	722	722	770	770
Other investments	5,955	5,955	5,277	5,277
Total investments	$107,652	$104,173	$100,792	$101,821

The fair value of our total investments increased $6.9 billion during the nine months ended September 30, 2019, primarily due to unrealized appreciation driven by declining interest rates, the investing of operating cash flows and the investing of net proceeds from the debt issuance. This increase was partially offset by the payment of dividends on our Common Shares and share repurchases.

The following tables present the market value of our fixed maturities and short-term investments at September 30, 2019 and December 31, 2018. The first table lists investments according to type and second according to S&P credit rating:

	September 30, 2019		December 31, 2018
(in millions of U.S. dollars, except for percentages)	Market Value	% of Total	Market Value	% of Total
Treasury / Agency	$4,840	5%	$5,327	6%
Corporate and asset-backed	33,881	34%	29,091	31%
Mortgage-backed	21,488	21%	18,026	19%
Municipal	13,369	13%	16,327	17%
Non-U.S.	24,562	24%	22,958	24%
Short-term investments	2,835	3%	3,016	3%
Total	$100,975	100%	$94,745	100%
AAA	$14,696	15%	$14,571	15%
AA	37,752	37%	36,715	39%
A	18,977	19%	17,253	18%
BBB	13,228	13%	12,035	13%
BB	9,317	9%	8,363	9%
B	6,739	7%	5,596	6%
Other	266	—	212	—
Total	$100,975	100%	$94,745	100%

Corporate and asset-backed securities
The following table presents our 10 largest global exposures to corporate bonds by market value at September 30, 2019:

(in millions of U.S. dollars)	Market Value
Wells Fargo & Co	$630
JP Morgan Chase & Co	576
Bank of America Corp	558
Comcast Corp	459
HSBC Holdings Plc	385
AT&T Inc	384
Verizon Communications Inc	378
Citigroup Inc	359
Morgan Stanley	337
Goldman Sachs Group Inc	337

Mortgage-backed securities

	S&P Credit Rating					Market Value	Amortized Cost
September 30, 2019 (in millions of U.S. dollars)	AAA	AA	A	BBB	BB and below	Total	Total
Agency residential mortgage-backed (RMBS)	$191	$17,606	$—	$—	$—	$17,797	$17,257
Non-agency RMBS	132	48	74	17	11	282	280
Commercial mortgage-backed	3,031	247	125	6	—	3,409	3,311
Total mortgage-backed securities	$3,354	$17,901	$199	$23	$11	$21,488	$20,848

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
The following table summarizes the market value and amortized cost of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. government securities at September 30, 2019:

(in millions of U.S. dollars)	Market Value	Amortized Cost
Republic of Korea	$1,056	$926
United Kingdom	893	860
Canada	848	833
Federative Republic of Brazil	732	709
Kingdom of Thailand	644	544
Province of Ontario	632	616
United Mexican States	551	538
Province of Quebec	496	480
Commonwealth of Australia	356	301
French Republic	312	268
Other Non-U.S. Government Securities (1)	4,851	4,628
Total	$11,371	$10,703

(1)	There are no investments in Portugal, Ireland, Italy, Greece or Spain.

The following table summarizes the market value and amortized cost of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. corporate securities at September 30, 2019:

(in millions of U.S. dollars)	Market Value	Amortized Cost
United Kingdom	$2,148	$2,061
Canada	1,690	1,642
United States (1)	1,144	1,101
France	1,048	998
Australia	826	788
Netherlands	654	624
Japan	580	568
Germany	539	514
Switzerland	485	463
China	355	344
Other Non-U.S. Corporate Securities	3,722	3,569
Total	$13,191	$12,672

(1)
The countries that are listed in the non-U.S. corporate fixed income portfolio above represent the ultimate parent company's country of risk. Non-U.S. corporate securities could be issued by foreign subsidiaries of U.S. corporations.

Below-investment grade corporate fixed income portfolio
Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss from default by the borrower is greater with below-investment grade securities. Below-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than investment grade issuers. At September 30, 2019, our corporate fixed income investment portfolio included below-investment grade and non-rated securities which, in total, comprised approximately 14 percent of our fixed income portfolio. Our below-investment grade and non-rated portfolio includes over 1,200 issuers, with the greatest single exposure being $154 million.

We manage high-yield bonds as a distinct and separate asset class from investment grade bonds. The allocation to high-yield bonds is explicitly set by internal management and is targeted to securities in the upper tier of credit quality (BB/B). Our minimum rating for initial purchase is BB/B. Twelve external investment managers are responsible for high-yield security selection and portfolio construction. Our high-yield managers have a conservative approach to credit selection and very low historical default experience. Holdings are highly diversified across industries and generally subject to a 1.5 percent issuer limit as a percentage of high-yield allocation. We monitor position limits daily through an internal compliance system. Derivative and structured securities (e.g., credit default swaps and collateralized loan obligations) are not permitted in the high-yield portfolio.

Critical Accounting Estimates
As of September 30, 2019, there were no material changes to our critical accounting estimates. For a full discussion of our critical accounting estimates, refer to Item 7 in our 2018 Form 10-K.

Reinsurance recoverable on ceded reinsurance

	September 30, 2019		December 31, 2018
(in millions of U.S. dollars)	Net Reinsurance Recoverable (1)	Provision for Uncollectible	Net Reinsurance Recoverable (1)	Provision for Uncollectible
Reinsurance recoverable on unpaid losses and loss expenses	$14,332	$250	$14,689	$251
Reinsurance recoverable on paid losses and loss expenses	1,195	70	1,304	72
Reinsurance recoverable on losses and loss expenses	$15,527	$320	$15,993	$323
Reinsurance recoverable on policy benefits	$199	$4	$202	$4

(1)	Net of provision for uncollectible reinsurance.

The decrease in reinsurance recoverable on losses and loss expenses was primarily due to collections on catastrophe losses and collections related to favorable reinsurance settlements in the second quarter.

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

The following table presents a roll-forward of our unpaid losses and loss expenses:

(in millions of U.S. dollars)	Gross Losses	Reinsurance Recoverable (1)	Net Losses
Balance at December 31, 2018	$62,960	$14,689	$48,271
Losses and loss expenses incurred	17,802	3,937	13,865
Losses and loss expenses paid	(17,529)	(4,235)	(13,294)
Foreign currency revaluation and other	(221)	(59)	(162)
Balance at September 30, 2019	$63,012	$14,332	$48,680

(1)	Net of provision for uncollectible reinsurance.

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

Asbestos and Environmental (A&E)
During the three months ended September 30, 2019, we increased environmental net loss reserves for Brandywine managed operations by $27 million. A&E reserves are included in Corporate. Refer to our 2018 Form 10-K for further information on our A&E exposures.

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

Catastrophe management
We actively monitor and manage our catastrophe risk accumulation around the world such as setting risk limits based on probable maximum loss (PML) and purchasing catastrophe reinsurance. The table below presents our modeled pre-tax estimates of natural catastrophe PML, net of reinsurance, at September 30, 2019, for Worldwide, U.S. hurricane and California earthquake events, based on our in-force portfolio at July 1, 2019 and reflecting the April 1, 2019 reinsurance program (see Natural Catastrophe Property Reinsurance Program section) as well as inuring reinsurance protection coverages. According to the model, for the 1-in-100 return period scenario, there is a one percent chance that our annual aggregate losses incurred in any year from U.S. hurricane events could be in excess of $2,671 million (or 4.9 percent of our total shareholders’ equity at September 30, 2019).

	Modeled Net Probable Maximum Loss (PML)
	Worldwide (1)		U.S. Hurricane (2)		California Earthquake (3)
	Annual Aggregate		Annual Aggregate		Single Occurrence
(in millions of U.S. dollars, except for percentages)	Chubb	% of Total Shareholders’ Equity	Chubb	% of Total Shareholders’ Equity	Chubb	% of Total Shareholders’ Equity
1-in-10	$1,866	3.4%	$1,076	2.0%	$127	0.2%
1-in-100	$3,772	6.9%	$2,671	4.9%	$1,340	2.5%
1-in-250	$6,140	11.3%	$4,681	8.6%	$1,521	2.8%

(1)	Worldwide losses are comprised of losses arising only from hurricanes, typhoons, convective storms and earthquakes and do not include “non-modeled” perils such as wildfire and flood.

(2)	U.S. Hurricane losses include losses from wind and storm-surge and exclude rainfall.

(3)	California earthquakes include fire-following perils.

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

Liquidity
We anticipate that positive cash flows from operations (underwriting activities and investment income) should be sufficient to cover cash outflows under most loss scenarios for the near term. In addition to cash from operations, routine sales of investments, and financing arrangements, we have agreements with a third-party bank provider which implemented two international multi-currency notional cash pooling programs to enhance cash management efficiency during periods of short-term timing mismatches between expected inflows and outflows of cash by currency. The programs allow us to optimize investment income by avoiding portfolio disruption. Should the need arise, we generally have access to capital markets and an available $1.0 billion letter of credit/revolver facility. We have the ability to increase the capacity to $2.0 billion under certain conditions, but any such increase would not raise the sub-limit for revolving loans above $1.0 billion. At September 30, 2019, our letter of credit usage was $421 million. Our access to funds under an existing credit facility is dependent on the ability of the banks that are a party to the facility to meet their funding commitments. Our existing credit facility has a remaining term expiring in October 2022 and requires that we maintain certain financial covenants, all of which we met at September 30, 2019. Should our existing credit provider experience financial difficulty, we may be required to replace credit sources, possibly in a difficult market. If we cannot obtain adequate capital or sources of credit on favorable terms, on a timely basis, or at all, our business, operating results, and financial condition could be adversely affected. To date, we have not experienced difficulty accessing our credit facility. Refer to "Credit Facilities" in our 2018 10-K for additional information.

The payment of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction, as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies. During the nine months ended September 30, 2019, we were able to meet all of our obligations, including the payments of dividends on our Common Shares, with our net cash flows.

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions as well as the subsidiary’s financial condition are paramount to the dividend decision. Chubb Limited received dividends of $200 million and $75 million from its Bermuda subsidiaries during the nine months ended September 30, 2019 and 2018, respectively.

The payment of any dividends from CGM or its subsidiaries is subject to applicable U.K. insurance laws and regulations. In addition, the release of funds by Syndicate 2488 to subsidiaries of CGM is subject to regulations promulgated by the Society of Lloyd’s. The U.S. insurance subsidiaries of Chubb INA Holdings Inc. (Chubb INA) may pay dividends, without prior regulatory approval, subject to restrictions set out in state law of the subsidiary’s domicile (or, if applicable, commercial domicile). Chubb INA’s international subsidiaries are also subject to insurance laws and regulations particular to the countries in which the subsidiaries operate. These laws and regulations sometimes include restrictions that limit the amount of dividends payable without prior approval of regulatory insurance authorities. Chubb Limited received no dividends from CGM or Chubb INA during the nine months ended September 30, 2019 and 2018. Debt issued by Chubb INA is serviced by statutorily permissible distributions by Chubb INA’s insurance subsidiaries to Chubb INA as well as other group resources. Chubb INA received dividends of $1.7 billion and $4.8 billion from its subsidiaries during the nine months ended September 30, 2019 and 2018, respectively.

Cash Flows
Our sources of liquidity include cash from operations, routine sales of investments, and financing arrangements. The following is a discussion of our cash flows for the nine months ended September 30, 2019 and 2018.

Operating cash flows were $4.9 billion in the nine months ended September 30, 2019, compared to $3.9 billion in the prior year period. The $1.0 billion increase reflected both higher underwriting cash flow and a benefit of approximately $350 million from the deferral of crop insurance premiums remittance as allowed by the Federal Crop Insurance Corporation (FCIC) until the fourth quarter. This payment typically occurs in the third quarter. The increase in operating cash flow was offset by higher taxes paid, principally due to timing of tax payments.

Cash used for investing was $3.6 billion in the nine months ended September 30, 2019, compared to $2.1 billion in the prior year period. The current year included the purchase of an additional 6.2 percent ownership interest in Huatai Insurance Group Company Limited for $329 million and the purchase of other intangible assets for $245 million. Cash used for financing was $1.1 billion in the nine months ended September 30, 2019, compared to $1.4 billion in the prior year period. The current year included $1.2 billion of share repurchases and $1.0 billion of dividends paid on Common Shares, partially offset by $785 million of net proceeds from the issuance of long-term debt (net of repayments). The prior year included $732 million of share repurchases and $1.0 billion of dividends paid on Common Shares, partially offset by $170 million of net proceeds from the issuance of long-term debt (net of repayments).

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

We use repurchase agreements as a funding alternative. At September 30, 2019, there were $1.4 billion in repurchase agreements outstanding with various maturities over the next six months.

Capital Resources
Capital resources consist of funds deployed or available to be deployed to support our business operations.

	September 30	December 31
(in millions of U.S. dollars, except for ratios)	2019	2018
Short-term debt	$10	$509
Long-term debt	13,285	12,087
Total financial debt	13,295	12,596
Trust preferred securities	308	308
Total shareholders’ equity	54,572	50,312
Total capitalization	$68,175	$63,216
Ratio of financial debt to total capitalization	19.5%	19.9%
Ratio of financial debt plus trust preferred securities to total capitalization	20.0%	20.4%

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

For the nine months ended September 30, 2019, we repurchased $1.2 billion of Common Shares in a series of open market transactions under the Board of Directors (Board) share repurchase authorization. At September 30, 2019, there were 26,250,222 Common Shares in treasury with a weighted average cost of $133.47 per share. For the period October 1 through October 30, 2019, we repurchased 700,900 Common Shares for a total of $108 million in a series of open market transactions. At October 30, 2019, $150 million in share repurchase authorization remained through December 31, 2019.

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

The following table represents dividends paid per Common Share to shareholders of record on each of the following dates:

Shareholders of record as of:	Dividends paid as of:
December 21, 2018	January 11, 2019	$0.73 (CHF 0.73)
March 22, 2019	April 12, 2019	$0.73 (CHF 0.72)
June 21, 2019	July 12, 2019	$0.75 (CHF 0.75)
September 20, 2019	October 11, 2019	$0.75 (CHF 0.73)

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

The tables below are estimates of the sensitivities to instantaneous changes in economic inputs (e.g., equity shock, interest rate shock etc.) or actuarial assumptions at September 30, 2019 of the FVL and of the fair value of specific derivative instruments held (hedge value) to partially offset the risk in the variable annuity guarantee reinsurance portfolio. The following assumptions should be considered when using the below tables:

•	No changes to the benefit ratio used to establish benefit reserves at September 30, 2019.

•	Equity shocks impact all global equity markets equally

•	Our liabilities are sensitive to global equity markets in the following proportions: 75 percent—85 percent U.S. equity, and 15 percent—25 percent international equity.

•	Our current hedge portfolio is sensitive only to U.S. equity markets.

•	We would suggest using the S&P 500 index as a proxy for U.S. equity, and the MSCI EAFE index as a proxy for international equity.

•	Interest rate shocks assume a parallel shift in the U.S. yield curve

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

•	The hedge sensitivity is from September 30, 2019 market levels and only applicable to the equity and interest rate sensitivities table below.

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

	Sensitivities to equity and interest rate movements
	(in millions of U.S. dollars)	Worldwide Equity Shock
	Interest Rate Shock	+10%	Flat	-10%	-20%	-30%	-40%
+100 bps	(Increase)/decrease in Gross FVL	$353	$216	$57	$(128)	$(338)	$(568)
	Increase/(decrease) in hedge value	(58)	—	58	115	173	231
	Increase/(decrease) in net income	$295	$216	$115	$(13)	$(165)	$(337)
Flat	(Increase)/decrease in Gross FVL	$157	$—	$(180)	$(386)	$(614)	$(856)
	Increase/(decrease) in hedge value	(58)	—	58	115	173	231
	Increase/(decrease) in net income	$99	$—	$(122)	$(271)	$(441)	$(625)
-100 bps	(Increase)/decrease in Gross FVL	$(77)	$(248)	$(442)	$(658)	$(891)	$(1,130)
	Increase/(decrease) in hedge value	(58)	—	58	115	173	231
	Increase/(decrease) in net income	$(135)	$(248)	$(384)	$(543)	$(718)	$(899)

	Sensitivities to Other Economic Variables	AA-rated Credit Spreads		Interest Rate Volatility		Equity Volatility
	(in millions of U.S. dollars)	+100 bps	-100 bps	+2%	-2%	+2%	-2%
	(Increase)/decrease in Gross FVL	$74	$(82)	$—	$—	$(8)	$7
	Increase/(decrease) in net income	$74	$(82)	$—	$—	$(8)	$7

	Sensitivities to Actuarial Assumptions			Mortality
	(in millions of U.S. dollars)			+20%	+10%	-10%	-20%
	(Increase)/decrease in Gross FVL			$20	$10	$(10)	$(20)
	Increase/(decrease) in net income			$20	$10	$(10)	$(20)

				Lapses
	(in millions of U.S. dollars)			+50%	+25%	-25%	-50%
	(Increase)/decrease in Gross FVL			$102	$53	$(58)	$(122)
	Increase/(decrease) in net income			$102	$53	$(58)	$(122)

				Annuitization
	(in millions of U.S. dollars)			+50%	+25%	-25%	-50%
	(Increase)/decrease in Gross FVL			$(534)	$(283)	$319	$602
	Increase/(decrease) in net income			$(534)	$(283)	$319	$602

ITEM 4. Controls and Procedures
Chubb’s management, with the participation of Chubb’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Chubb’s disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as of September 30, 2019. Based upon that evaluation, Chubb’s Chief Executive Officer and Chief Financial Officer concluded that Chubb’s disclosure controls and procedures are effective in allowing information required to be disclosed in reports filed under the Securities Exchange Act of 1934 to be recorded, processed, summarized, and reported within time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to Chubb’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
On January 14, 2016, Chubb completed the acquisition of The Chubb Corporation. For the three months ended September 30, 2019, we continued to integrate the information technology environments of the two companies.
There were no other changes to Chubb's internal controls over financial reporting for the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, Chubb's internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings
The information required with respect to this item is included in Note 6 g) to the Consolidated Financial Statements which is hereby incorporated by reference.

ITEM 1A. Risk Factors
The following supplements the risk factors that could have a material impact on our results of operations or financial condition as described under "Risk Factors" in Item 1A of Part I of our 2018 Form 10-K.

The effects of emerging coverage issues with our business are uncertain.
As industry practices and legislative, regulatory, judicial, social, financial, technological and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the frequency and severity of claims. In some instances, these changes may not become apparent until after we have issued insurance or reinsurance contracts that are affected by the changes. For example, recently enacted "reviver" legislation in certain states does allow civil claims relating to molestation and abuse to be asserted against policyholders that would otherwise be barred by statutes of limitations. As a result, the full extent of liability under our insurance may not be known for many years after issuance.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

Issuer’s Repurchases of Equity Securities
The following table provides information with respect to purchases by Chubb of its Common Shares during the three months ended September 30, 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan (3)
July 1 through July 31	792,334	$150.49	790,417	$617	million
August 1 through August 31	1,279,697	$154.63	1,270,000	$420	million
September 1 through September 30	1,019,878	$159.43	1,019,201	$258	million
Total	3,091,909	$155.15	3,079,618

(1)
This column represents open market share repurchases and the surrender to Chubb of Common Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and the exercising of options by employees.

(2)	The aggregate value of shares repurchased in the three months ended September 30, 2019 as part of the publicly announced plan was $478 million.

(3)
Refer to Note 7 to the Consolidated Financial Statements for more information on the Chubb Limited securities repurchase authorization. In December 2018, the Board authorized the repurchase of up to $1.5 billion of Chubb's Common Shares from December 1, 2018 through December 31, 2019. For the period October 1, 2019 through October 30, 2019, we repurchased 700,900 Common Shares for a total of $108 million in a series of open market transactions. At October 30, 2019, $150 million in share repurchase authorization remained through December 31, 2019.

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

101.1
The following financial information from Chubb Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in Inline XBRL:
(i) Consolidated Balance Sheets at September 30, 2019, and December 31, 2018; (ii) Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2019 and 2018; (iii) Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2019 and 2018; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018; and (v) Notes to Consolidated Financial Statements
					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHUBB LIMITED
(Registrant)

October 31, 2019	/s/ Evan G. Greenberg
Evan G. Greenberg
Chairman, President and Chief Executive Officer

October 31, 2019	/s/ Philip V. Bancroft
Philip V. Bancroft
Executive Vice President and Chief Financial Officer