Form 10-Q
period 2020-03-31
Chubb Ltd
filed 2020-04-29
CIK 896159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2020
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
Yes  ☐                                               No  ☑
The number of registrant’s Common Shares (CHF 24.15 par value) outstanding as of April 17, 2020 was 451,357,210.

CHUBB LIMITED
INDEX TO FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements
CONSOLIDATED BALANCE SHEETS (Unaudited)
Chubb Limited and Subsidiaries

	March 31	December 31
(in millions of U.S. dollars, except share and per share data)	2020	2019
Assets
Investments
Fixed maturities available for sale, at fair value, net of valuation allowance - $176 at March 31, 2020 (amortized cost – $80,959 and $82,580)	$81,530	$85,488
Fixed maturities held to maturity, at amortized cost, net of valuation allowance - $45 at March 31, 2020 (fair value – $12,471 and $13,005)	12,025	12,581
Equity securities, at fair value	2,068	812
Short-term investments, at fair value (amortized cost - $3,582 and $4,291)	3,586	4,291
Other investments, at fair value	6,075	6,062
Total investments	105,284	109,234
Cash	1,512	1,537
Restricted cash	146	109
Securities lending collateral	1,342	994
Accrued investment income	839	867
Insurance and reinsurance balances receivable	10,058	10,357
Reinsurance recoverable on losses and loss expenses, net of valuation allowance - $305 and $316	14,898	15,181
Reinsurance recoverable on policy benefits	196	197
Deferred policy acquisition costs	5,162	5,242
Value of business acquired	289	306
Goodwill	14,971	15,296
Other intangible assets	5,902	6,063
Prepaid reinsurance premiums	2,570	2,647
Investments in partially-owned insurance companies	1,346	1,332
Other assets	8,612	7,581
Total assets	$173,127	$176,943
Liabilities
Unpaid losses and loss expenses	$62,214	$62,690
Unearned premiums	16,459	16,771
Future policy benefits	5,776	5,814
Insurance and reinsurance balances payable	6,084	6,184
Securities lending payable	1,342	994
Accounts payable, accrued expenses, and other liabilities	12,055	11,773
Deferred tax liabilities	474	804
Repurchase agreements	1,408	1,416
Short-term debt	1,300	1,299
Long-term debt	13,510	13,559
Trust preferred securities	308	308
Total liabilities	120,930	121,612
Commitments and contingencies (refer to Note 7)
Shareholders’ equity
Common Shares (CHF 24.15 par value; 479,783,864 shares issued; 451,367,782 and 451,971,567 shares outstanding)	11,121	11,121
Common Shares in treasury (28,416,082 and 27,812,297 shares)	(3,872)	(3,754)
Additional paid-in capital	10,710	11,203
Retained earnings	36,331	36,142
Accumulated other comprehensive income (loss) (AOCI)	(2,093)	619
Total shareholders’ equity	52,197	55,331
Total liabilities and shareholders’ equity	$173,127	$176,943
See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended
	March 31
(in millions of U.S. dollars, except per share data)	2020	2019
Revenues
Net premiums written	$7,977	$7,313
Increase in unearned premiums	(183)	(176)
Net premiums earned	7,794	7,137
Net investment income	861	836
Net realized gains (losses):
Other-than-temporary impairment (OTTI) losses gross	—	(13)
Portion of OTTI losses recognized in other comprehensive income (OCI)	—	—
Net OTTI losses recognized in income	—	(13)
Net realized gains (losses) excluding OTTI losses	—	(84)
Net realized gains (losses) (includes $(319) and $(44) reclassified from AOCI)	(958)	(97)
Total revenues	7,697	7,876
Expenses
Losses and loss expenses	4,485	4,098
Policy benefits	129	196
Policy acquisition costs	1,615	1,464
Administrative expenses	741	710
Interest expense	132	140
Other (income) expense	55	(39)
Amortization of purchased intangibles	73	76
Chubb integration expenses	—	3
Total expenses	7,230	6,648
Income before income tax	467	1,228
Income tax expense (benefit) (includes $(40) and $(6) on reclassified unrealized gains and losses)	215	188
Net income	$252	$1,040
Other comprehensive income (loss)
Unrealized appreciation (depreciation)	$(2,479)	$1,845
Reclassification adjustment for net realized (gains) losses included in net income	319	44
	(2,160)	1,889
Change in:
Cumulative foreign currency translation adjustment	(859)	147
Postretirement benefit liability adjustment	(14)	(27)
Other comprehensive income (loss), before income tax	(3,033)	2,009
Income tax (expense) benefit related to OCI items	321	(331)
Other comprehensive income (loss)	(2,712)	1,678
Comprehensive income (loss)	$(2,460)	$2,718
Earnings per share
Basic earnings per share	$0.56	$2.27
Diluted earnings per share	$0.55	$2.25
See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2020	2019
Common Shares
Balance – beginning and end of period	$11,121	$11,121
Common Shares in treasury
Balance – beginning of period	(3,754)	(2,618)
Common Shares repurchased	(326)	(367)
Net shares issued under employee share-based compensation plans	208	210
Balance – end of period	(3,872)	(2,775)
Additional paid-in capital
Balance – beginning of period	11,203	12,557
Net shares issued under employee share-based compensation plans	(196)	(191)
Exercise of stock options	(26)	(34)
Share-based compensation expense	69	54
Funding of dividends declared to Retained earnings	(340)	(335)
Balance – end of period	10,710	12,051
Retained earnings
Balance – beginning of period	36,142	31,700
Cumulative effect of adoption of accounting guidance (refer to Note 1)	(63)	(12)
Balance – beginning of period, as adjusted	36,079	31,688
Net income	252	1,040
Funding of dividends declared from Additional paid-in capital	340	335
Dividends declared on Common Shares	(340)	(335)
Balance – end of period	36,331	32,728
Accumulated other comprehensive income (loss)
Net unrealized appreciation (depreciation) on investments
Balance – beginning of period	2,543	(545)
Change in period, before reclassification from AOCI, net of income tax (expense) benefit of $324 and $(324)	(2,155)	1,521
Amounts reclassified from AOCI, net of income tax expense of $(40) and $(6)	279	38
Change in period, net of income tax (expense) benefit of $284 and $(330)	(1,876)	1,559
Balance – end of period	667	1,014
Cumulative foreign currency translation adjustment
Balance – beginning of period	(1,939)	(1,976)
Change in period, net of income tax (expense) benefit of $34 and $(7)	(825)	140
Balance – end of period	(2,764)	(1,836)
Postretirement benefit liability adjustment
Balance – beginning of period	15	73
Change in period, net of income tax benefit of $3 and $6	(11)	(21)
Balance – end of period	4	52
Accumulated other comprehensive income (loss)	(2,093)	(770)
Total shareholders’ equity	$52,197	$52,355
See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended March 31
(in millions of U.S. dollars)	2020	2019
Cash flows from operating activities
Net income	$252	$1,040
Adjustments to reconcile net income to net cash flows from operating activities
Net realized (gains) losses	958	97
Amortization of premiums/discounts on fixed maturities	87	118
Amortization of purchased intangibles	73	76
Deferred income taxes	(13)	(76)
Unpaid losses and loss expenses	228	62
Unearned premiums	192	274
Future policy benefits	31	41
Insurance and reinsurance balances payable	2	13
Accounts payable, accrued expenses, and other liabilities	(392)	(502)
Income taxes payable	109	266
Insurance and reinsurance balances receivable	(6)	278
Reinsurance recoverable	116	(97)
Deferred policy acquisition costs	(65)	(63)
Other	140	(205)
Net cash flows from operating activities	1,712	1,322
Cash flows from investing activities
Purchases of fixed maturities available for sale	(6,474)	(5,561)
Purchases of fixed maturities held to maturity	(6)	(1)
Purchases of equity securities	(1,380)	(49)
Sales of fixed maturities available for sale	4,687	3,287
Sales of to be announced mortgage-backed securities	—	6
Sales of equity securities	131	60
Maturities and redemptions of fixed maturities available for sale	2,756	1,831
Maturities and redemptions of fixed maturities held to maturity	440	280
Net change in short-term investments	552	(39)
Net derivative instruments settlements	109	(358)
Private equity contributions	(361)	(410)
Private equity distributions	211	368
Deposit paid on share acquisition	(1,550)	—
Other	(125)	(87)
Net cash flows used for investing activities	(1,010)	(673)
Cash flows from financing activities
Dividends paid on Common Shares	(339)	(336)
Common Shares repurchased	(323)	(367)
Proceeds from issuance of repurchase agreements	952	471
Repayment of repurchase agreements	(952)	(470)
Proceeds from share-based compensation plans	47	35
Policyholder contract deposits	135	115
Policyholder contract withdrawals	(162)	(78)
Other	(3)	—
Net cash flows used for financing activities	(645)	(630)
Effect of foreign currency rate changes on cash and restricted cash	(45)	34
Net increase in cash and restricted cash	12	53
Cash and restricted cash – beginning of period	1,646	1,340
Cash and restricted cash – end of period	$1,658	$1,393
Supplemental cash flow information
Taxes paid	$107	$14
Interest paid	$91	$85
See accompanying notes to the consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Chubb Limited and Subsidiaries

1. General

a) Basis of presentation
Chubb Limited is a holding company incorporated in Zurich, Switzerland. Chubb Limited, through its subsidiaries, provides a broad range of insurance and reinsurance products to insureds worldwide. Our results are reported through the following business segments: North America Commercial P&C Insurance, North America Personal P&C Insurance, North America Agricultural Insurance, Overseas General Insurance, Global Reinsurance, and Life Insurance. Refer to Note 11 for additional information.

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

The results of operations and cash flows for any interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2019 Form 10-K.

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

The following table provides a reconciliation of cash and restricted cash reported within the Consolidated balance sheets that total to the amounts shown in the Consolidated statements of cash flows:

	March 31	December 31
(in millions of U.S. dollars)	2020	2019
Cash	$1,512	$1,537
Restricted cash	146	109
Total cash and restricted cash shown in the Consolidated statements of cash flows	$1,658	$1,646

c) Goodwill
During the three months ended March 31, 2020, Goodwill decreased $325 million, primarily reflecting the impact of foreign exchange.

d) Accounting guidance adopted in 2020
Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments
Effective January 1, 2020, we adopted, on a modified retrospective basis, new guidance on the accounting for credit losses of financial instruments that are measured at amortized cost, including held to maturity securities, and reinsurance recoverables, by applying an approach based on the current expected credit losses (CECL). The estimate of expected credit losses considers historical information, current information, as well as reasonable and supportable forecasts, including estimates of prepayments. In addition, the guidance also replaced the current available for sale (AFS) security other-than-temporary impairment model by requiring an estimate of the expected credit loss (ECL) only when the fair value is below the amortized cost of the asset. The length of time the fair value of an AFS security has been below its amortized cost no longer impacts the determination of whether a potential credit loss exists. The AFS security model also requires the use of a valuation allowance as compared to the previous practice of writing down the asset.

During the first quarter of 2020, we established a valuation allowance for credit losses and recognized a cumulative effect adjustment and decreased beginning retained earnings by $69 million pre-tax, or $63 million after-tax. We also adopted the required disclosures within Note 3 Investments and Note 5 Reinsurance. Results for reporting periods prior to January 1, 2020 are presented in accordance with the previous guidance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Accounting guidance not yet adopted
Effects of Reference Rate Reform on Financial Reporting
In March 2020, the FASB issued guidance which provides optional expedients and exceptions for applying GAAP to investments, derivatives, or other transactions that reference the London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued because of reference rate reform. Along with the optional expedients, the amendments include a general principle that permits an entity to consider contract modifications due to reference reform to be an event that does not require contract re-measurement at the modification date or reassessment of a previous accounting determination. Additionally, a company may make a one-time election to sell, transfer, or both sell and transfer debt securities classified as held to maturity that reference a rate affected by reference rate reform and that were classified as held to maturity before January 1, 2020. This standard may be elected over time through December 31, 2022 as reference rate reform activities occur. We are currently assessing the effect of adopting this guidance on our financial condition and results of operations.

Refer to the 2019 Form 10-K for information on additional accounting guidance not yet adopted.

2. Acquisitions

Huatai Group
Chubb maintains a direct investment in Huatai Insurance Group Company Limited (Huatai Group). Huatai Group is the parent company of, and owns 100 percent of, Huatai Property & Casualty Insurance Co., Ltd. (Huatai P&C) and approximately 80 percent of Huatai Life Insurance Co., Ltd. (Huatai Life). As of March 31, 2020 Chubb's aggregate ownership interest in Huatai Group was 30.9 percent. Chubb applies the equity method of accounting to its investment in Huatai Group by recording its share of net income or loss in Other (income) expense in the Consolidated statements of operations.
In 2019, Chubb entered into agreements to acquire an additional 22.4 percent ownership in Huatai Group for approximately $1.55 billion through two separate purchases, a 15.3 percent ownership interest for approximately $1.1 billion and a 7.1 percent ownership interest for approximately $493 million. These purchases are contingent upon Chinese insurance regulatory approval and other important conditions that are expected to be completed by the end of 2021. The purchase of the 7.1 percent ownership stake is also contingent upon the receipt of Chinese insurance regulatory approval of the 15.3 percent purchase.
In connection with these purchase agreements, in January 2020, we paid collateralized deposits totaling $1.55 billion to the selling shareholders. This transaction was recorded to Other assets on the Consolidated balance sheet and within investing activities on the Consolidated statement of cash flows.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

3. Investments

a) Fixed maturities
Effective January 1, 2020, we adopted new accounting guidance that requires a valuation allowance for credit losses to be established for fixed maturity securities classified as held to maturity (HTM) or available for sale (AFS). For information on accounting policies applicable to periods prior to January 1, 2020, refer to the 2019 Form 10-K.

March 31, 2020	Amortized Cost	Valuation Allowance	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
(in millions of U.S. dollars)
Available for sale
U.S. Treasury and agency	$2,773	$—	$240	$—	$3,013
Foreign	22,615	(44)	850	(577)	22,844
Corporate securities	31,530	(132)	644	(1,374)	30,668
Mortgage-backed securities	17,073	—	864	(52)	17,885
States, municipalities, and political subdivisions	6,968	—	169	(17)	7,120
	$80,959	$(176)	$2,767	$(2,020)	$81,530
	Amortized Cost	Valuation Allowance	Net Carrying Value	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value

Held to maturity
U.S. Treasury and agency	$1,208	$—	$1,208	$75	$—	$1,283
Foreign	1,294	(7)	1,287	63	(7)	1,343
Corporate securities	2,272	(36)	2,236	113	(27)	2,322
Mortgage-backed securities	2,266	(1)	2,265	106	(4)	2,367
States, municipalities, and political subdivisions	5,030	(1)	5,029	130	(3)	5,156
	$12,070	$(45)	$12,025	$487	$(41)	$12,471

December 31, 2019	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	OTTI Recognized in AOCI
(in millions of U.S. dollars)
Available for sale
U.S. Treasury and agency	$3,188	$96	$(1)	$3,283	$—
Foreign	22,670	1,099	(62)	23,707	(25)
Corporate securities	30,689	1,180	(78)	31,791	(5)
Mortgage-backed securities	18,712	494	(14)	19,192	—
States, municipalities, and political subdivisions	7,321	205	(11)	7,515	—
	$82,580	$3,074	$(166)	$85,488	$(30)
Held to maturity
U.S. Treasury and agency	$1,318	$29	$—	$1,347	$—
Foreign	1,423	62	—	1,485	—
Corporate securities	2,349	121	(2)	2,468	—
Mortgage-backed securities	2,331	65	—	2,396	—
States, municipalities, and political subdivisions	5,160	150	(1)	5,309	—
	$12,581	$427	$(3)	$13,005	$—

Management evaluates CECL for all HTM securities each quarter. U.S. Treasury and agency securities and U.S. government agency mortgage-backed securities are assumed to have no risk of non-payment and therefore are excluded from the CECL evaluation. The remaining HTM securities are evaluated for potential credit loss on a collective pool basis. We elected to pool

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

HTM securities by 1) external credit rating and 2) time to maturity (duration). These characteristics are the most representative of similar risk characteristics within our portfolio. Chubb will pool HTM securities and calculate an expected credit loss for each pool using Moody’s corporate bond default average, corporate bond recovery rate, and an economic cycle multiplier. The multiplier is based on the leading economic index and will adjust the average default frequency for a forward-looking economic outlook. Prior to the adoption of this guidance, HTM securities were evaluated individually for other-than-temporary impairment.

Management monitors the credit quality of HTM securities through the review of external credit ratings on a quarterly basis. The following table presents the amortized cost of our HTM securities according to S&P rating:

	March 31, 2020
(in millions of U.S. dollars)	Amortized cost	% of Total
AAA	$2,642	22%
AA	6,608	55%
A	2,371	20%
BBB	422	3%
BB	21	—%
Other	6	—%
Total	$12,070	100%

Management evaluates expected credit losses (ECL) for AFS securities when fair value is below amortized cost. AFS securities are evaluated for potential credit loss on an individual security level but the evaluation may use assumptions consistent with expectations of credit losses for a group of similar securities. If management has the intent to sell or will be required to sell the security before recovery, the entire impairment loss will be recorded through income to net realized gains and losses. If management does not have the intent to sell or will not be required to sell the security before recovery, an allowance for credit losses is established and the portion of loss that relates to credit losses is recorded in income to Net realized gains (losses) and the portion of loss that relates to non-credit loss is recorded in Other comprehensive income.

Examples of criteria that are collectively evaluated to determine if a credit loss has occurred include the following:

•	The extent to which the fair value is less than amortized cost;

•	Adverse conditions related to the security, industry, or geographic area;

•	Downgrades in the security's credit rating by a rating agency; and

•	Failure of the issuer to make scheduled principal or interest payments

AFS securities that meet any one of the criteria included above will be subject to a discounted cash flow analysis by comparing the present value of expected future cash flows with the amortized cost basis. If the present value of expected future cash flows is less than the amortized cost, a credit loss exists and an allowance for credit losses will be recognized. If the present value of expected future cash flows is equal to or greater than the amortized cost basis, management will conclude an expected credit loss does not exist.

We elected to not measure an allowance for accrued investment income as uncollectible balances are written off in a timely manner, typically 30 to 45 days after uncollected balances are due.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents fixed maturities by contractual maturity:

		March 31		December 31
		2020		2019
(in millions of U.S. dollars)	Net Carrying Value	Fair Value	Amortized Cost	Fair Value
Available for sale
Due in 1 year or less	$3,816	$3,816	$3,951	$3,973
Due after 1 year through 5 years	25,837	25,837	27,142	27,720
Due after 5 years through 10 years	23,712	23,712	23,901	24,874
Due after 10 years	10,280	10,280	8,874	9,729
	63,645	63,645	63,868	66,296
Mortgage-backed securities	17,885	17,885	18,712	19,192
	$81,530	$81,530	$82,580	$85,488
Held to maturity
Due in 1 year or less	$614	$620	$478	$479
Due after 1 year through 5 years	3,695	3,775	3,869	3,940
Due after 5 years through 10 years	3,383	3,479	3,756	3,883
Due after 10 years	2,068	2,230	2,147	2,307
	9,760	10,104	10,250	10,609
Mortgage-backed securities	2,265	2,367	2,331	2,396
	$12,025	$12,471	$12,581	$13,005

Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

b) Gross unrealized loss
Fixed maturities in an unrealized loss position at March 31, 2020 comprised both investment grade and below investment grade securities for which fair value declined primarily due to widening credit spreads since the date of purchase.

The following table presents, for AFS fixed maturities in an unrealized loss position (including securities on loan) that are not deemed to have credit losses, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	0 – 12 Months		Over 12 Months		Total
March 31, 2020	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
Foreign	$6,534	$(376)	$132	$(21)	$6,666	$(397)
Corporate securities	13,492	(858)	448	(51)	13,940	(909)
Mortgage-backed securities	914	(48)	36	(4)	950	(52)
States, municipalities, and political subdivisions	637	(6)	130	(11)	767	(17)
Total AFS fixed maturities	$21,577	$(1,288)	$746	$(87)	$22,323	$(1,375)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents, for all securities in an unrealized loss position (including securities on loan), the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

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

c) Net realized gains (losses)

Management reviews credit losses and the valuation allowance for expected credit losses each quarter. When all or a portion of a fixed maturity security is identified to be uncollectible and written off, the valuation allowance for expected credit losses is reduced by the same amount. In general, a security is considered uncollectible no later than when all efforts to collect contractual cash flows have been exhausted. Below are considerations for when a security may be deemed uncollectible:

•	We have sufficient information to determine that the issuer of the security is insolvent;

•	We receive notice that the issuer of the security has filed for bankruptcy, and the collectability is expected to be adversely impacted by the bankruptcy;

•	The issuer of a security has violated multiple debt covenants;

•	Amounts have been past due for a specified period of time with no response from the issuer;

•	A significant deterioration in the value of the collateral has occurred;

•	We have received correspondence from the issuer of the security indicating that it doesn’t intend to pay the contractual principal and interest.

Projected cash flows are driven primarily by assumptions regarding probability of default and also the timing and amount of recoveries associated with defaults. Chubb developed the projected cash flows using market data, issuer-specific information, and credit ratings. In combination with contractual cash flows and the use of historical default and recovery data by Moody’s Investors Service (Moody’s) rating category we generate expected cash flows using the average cumulative issuer-weighted global default rates by letter rating.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents the components of Net realized gains (losses):

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2020	2019
Fixed maturities:
OTTI on fixed maturities, gross and net	$—	$(13)
Gross realized gains excluding OTTI	77	27
Gross realized losses excluding OTTI	(125)	(58)
Provision for expected credit losses	(150)	—
Impairment (1)	(121)	—
Total fixed maturities	$(319)	$(44)
Equity securities	(29)	58
Other investments	5	(44)
Foreign exchange gains (losses)	(68)	13
Investment and embedded derivative instruments	15	(130)
Fair value adjustments on insurance derivative	(685)	114
S&P futures	125	(63)
Other derivative instruments	(2)	(1)
Net realized gains (losses) (pre-tax)	$(958)	$(97)

(1)	Related to our intent to sell certain securities.

Realized gains and losses from Equity securities and Other investments from the table above include sales of securities and unrealized gains and losses from fair value changes as follows:

				Three Months Ended
				March 31
	2020			2019
(in millions of U.S. dollars)	Equity Securities	Other Investments	Total	Equity Securities	Other Investments	Total
Net gains (losses) recognized during the period	$(29)	$5	$(24)	$58	$(44)	$14
Less: Net gains (losses) recognized from sales of securities	(24)	—	(24)	1	(2)	(1)
Unrealized gains (losses) recognized for securities still held at reporting date	$(5)	$5	$—	$57	$(42)	$15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents a roll-forward of valuation allowance for expected credit losses on fixed maturities:

Three Months Ended
March 31
(in millions of U.S. dollars)	2020
Available for sale
Valuation allowance for expected credit losses - beginning of period	$—
Impact of adoption of new accounting guidance	25
Provision for expected credit loss	149
Initial allowance for purchased securities with credit deterioration	2
Valuation allowance for expected credit losses - end of period	$176
Held to maturity
Valuation allowance for expected credit losses - beginning of period	$—
Impact of adoption of new accounting guidance	44
Provision for expected credit loss	1
Valuation allowance for expected credit losses - end of period	$45

Alternative investments
Alternative investments include partially-owned investment companies, investment funds, and limited partnerships measured at fair value using their respective net asset values or equivalent (NAV) as a practical expedient. The following table presents, by investment category, the expected liquidation period, fair value, and maximum future funding commitments of alternative investments:

			March 31		December 31
	Expected Liquidation Period of Underlying Assets		2020		2019
(in millions of U.S. dollars)		Fair Value	Maximum Future Funding Commitments	Fair Value	Maximum Future Funding Commitments
Financial	2 to 10 Years	$590	$325	$611	$329
Real Assets	2 to 11 Years	721	414	712	422
Distressed	2 to 7 Years	262	67	263	80
Private Credit	3 to 8 Years	106	272	104	272
Traditional	2 to 14 Years	3,045	1,868	2,844	2,160
Vintage	1 to 2 Years	103	—	116	—
Investment funds	Not Applicable	264	—	271	—
		$5,091	$2,946	$4,921	$3,263

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

d) Restricted assets
Chubb is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutory regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. Chubb is also required to restrict assets pledged under repurchase agreements, which represent Chubb's agreement to sell securities and repurchase them at a future date for a predetermined price. We use trust funds in certain large reinsurance transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit (LOC) requirements. We have investments in segregated portfolios primarily to provide collateral or guarantees for LOC and derivative transactions. Included in restricted assets at March 31, 2020 and December 31, 2019 are investments, primarily fixed maturities, totaling $20.9 billion and $21.0 billion, respectively, and cash of $146 million and $109 million, respectively.
The following table presents the components of restricted assets:

	March 31	December 31
(in millions of U.S. dollars)	2020	2019
Trust funds	$13,974	$14,004
Deposits with U.S. regulatory authorities	2,424	2,466
Deposits with non-U.S. regulatory authorities	2,669	2,709
Assets pledged under repurchase agreements	1,492	1,464
Other pledged assets	496	490
Total	$21,055	$21,133

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Financial instruments measured at fair value on a recurring basis, by valuation hierarchy

March 31, 2020	Level 1	Level 2	Level 3	Total
(in millions of U.S. dollars)
Assets:
Fixed maturities available for sale
U.S. Treasury and agency	$2,400	$613	$—	$3,013
Foreign	—	22,379	465	22,844
Corporate securities	—	29,166	1,502	30,668
Mortgage-backed securities	—	17,825	60	17,885
States, municipalities, and political subdivisions	—	7,120	—	7,120
	2,400	77,103	2,027	81,530
Equity securities	2,001	—	67	2,068
Short-term investments	2,165	1,420	1	3,586
Other investments (1)	285	335	10	630
Securities lending collateral	—	1,342	—	1,342
Investment derivative instruments	64	—	—	64
Other derivative instruments	2	—	—	2
Separate account assets	2,778	130	—	2,908
Total assets measured at fair value (1)	$9,695	$80,330	$2,105	$92,130
Liabilities:
Investment derivative instruments	$141	$—	$—	$141
GLB (2)	—	—	1,141	1,141
Total liabilities measured at fair value	$141	$—	$1,141	$1,282

(1)
Excluded from the table above are partially-owned investments, investment funds, and limited partnerships of $5,091 million, policy loans of $228 million and other investments of $126 million at March 31, 2020 measured using NAV as a practical expedient.

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

(in millions of U.S. dollars, except for percentages)	Fair Value		Valuation Technique	Significant Unobservable Inputs	Ranges	Weighted Average (1)
	March 31, 2020	December 31, 2019
GLB (1)	$1,141	$456	Actuarial model	Lapse rate	3% – 34%	4.3%
				Annuitization rate	0% – 52%	4.6%

(1)	The weighted average lapse and annuitization rates are determined by weighting each treaty's rates by the GLB contracts fair value.

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

The effect of changes in key market factors on assumed lapse and annuitization rates reflect emerging trends using data available from cedants. For treaties with limited experience, rates are established in line with data received from other ceding companies adjusted, as appropriate, with industry estimates. The model and related assumptions are regularly re-evaluated by management and enhanced, as appropriate, based upon additional experience obtained related to policyholder behavior and availability of updated information such as market conditions, market participant assumptions, and demographics of in-force annuities. For the three months ended March 31, 2020 and 2019, no material refinements were made to the model. For detailed information on our lapse and annuitization rate assumptions, refer to Note 4 to the Consolidated Financial Statements of our 2019 Form 10-K.

The following tables present a reconciliation of the beginning and ending balances of financial instruments measured at fair value using significant unobservable inputs (Level 3):

	Assets						Liabilities
Three Months Ended	Available-for-Sale Debt Securities			Equity securities	Short-term investments	Other investments	GLB (1)
March 31, 2020	Foreign	Corporate securities	MBS
(in millions of U.S. dollars)
Balance – beginning of period	$449	$1,451	$60	$69	$6	$10	$456
Transfers into Level 3	—	91	—	—	—	—	—
Transfers out of Level 3	(3)	(1)	—	—	—	—	—
Change in Net Unrealized Gains (Losses) in OCI	(14)	(45)	—	1	—	—	—
Net Realized Gains/Losses	(2)	(13)	—	(2)	—	—	685
Purchases	82	139	—	3	1	—	—
Sales	(46)	(19)	—	(4)	—	—	—
Settlements	(1)	(101)	—	—	(6)	—	—
Balance – end of period	$465	$1,502	$60	$67	$1	$10	$1,141
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$—	$(14)	$—	$(2)	$—	$—	$685
Change in Net Unrealized Gains/Losses included in OCI at the Balance sheet date	$(15)	$(44)	$—	$—	$—	$—	$—

(1)
Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as Future policy benefits in the Consolidated balance sheets. The liability for GLB reinsurance was $1,591 million at March 31, 2020, and $897 million at December 31, 2019, which includes a fair value derivative adjustment of $1,141 million and $456 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	Assets						Liabilities
Three Months Ended	Available-for-Sale Debt Securities			Equity securities	Short-term investments	Other investments	GLB (1)
March 31, 2019	Foreign	Corporate securities	MBS
(in millions of U.S. dollars)
Balance – beginning of period	$345	$1,299	$61	$57	$1	$11	$452
Transfers into Level 3	3	5	—	—	—	—	—
Transfers out of Level 3	(15)	—	—	—	—	—	—
Change in Net Unrealized Gains/Losses in OCI, including foreign exchange	6	4	—	1	—	—	—
Net Realized Gains/Losses	(1)	1	—	(2)	—	—	(114)
Purchases	53	128	18	9	—	—	—
Sales	(5)	(37)	—	(10)	—	—	—
Settlements	(26)	(58)	(1)	—	(1)	—	—
Balance – end of period	$360	$1,342	$78	$55	$—	$11	$338
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$—	$—	$—	$(1)	$—	$—	$(114)

(1)
Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as Future policy benefits in the Consolidated balance sheets. The liability for GLB reinsurance was $741 million at March 31, 2019, and $861 million at December 31, 2018, which includes a fair value derivative adjustment of $338 million and $452 million, respectively.

b) Financial instruments disclosed, but not measured, at fair value
Chubb uses various financial instruments in the normal course of its business. Our insurance contracts are excluded from fair value of financial instruments accounting guidance, and therefore, are not included in the amounts discussed below.

The carrying values of cash, other assets, other liabilities, and other financial instruments not included below approximated their fair values. Refer to the 2019 Form 10-K for information on the fair value methods and assumptions for investments in partially-owned insurance companies, short-term and long-term debt, repurchase agreements, and trust-preferred securities.

The following tables present fair value, by valuation hierarchy, and carrying value of the financial instruments not measured at fair value:

March 31, 2020	Fair Value				Net Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities held to maturity
U.S. Treasury and agency	$1,227	$56	$—	$1,283	$1,208
Foreign	—	1,343	—	1,343	1,287
Corporate securities	—	2,294	28	2,322	2,236
Mortgage-backed securities	—	2,367	—	2,367	2,265
States, municipalities, and political subdivisions	—	5,156	—	5,156	5,029
Total assets	$1,227	$11,216	$28	$12,471	$12,025
Liabilities:
Repurchase agreements	$—	$1,408	$—	$1,408	$1,408
Short-term debt	—	1,300	—	1,300	1,300
Long-term debt	—	14,353	—	14,353	13,510
Trust preferred securities	—	406	—	406	308
Total liabilities	$—	$17,467	$—	$17,467	$16,526

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

December 31, 2019	Fair Value				Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities held to maturity
U.S. Treasury and agency	$1,292	$55	$—	$1,347	$1,318
Foreign	—	1,485	—	1,485	1,423
Corporate securities	—	2,436	32	2,468	2,349
Mortgage-backed securities	—	2,396	—	2,396	2,331
States, municipalities, and political subdivisions	—	5,309	—	5,309	5,160
Total assets	$1,292	$11,681	$32	$13,005	$12,581
Liabilities:
Repurchase agreements	$—	$1,416	$—	$1,416	$1,416
Short-term debt	—	1,307	—	1,307	1,299
Long-term debt	—	15,048	—	15,048	13,559
Trust preferred securities	—	467	—	467	308
Total liabilities	$—	$18,238	$—	$18,238	$16,582

5. Reinsurance

Management evaluates the need for a valuation allowance for uncollectible reinsurance recoverable using current and historical factors, and forecasts each quarter. These factors include a review of active and run-off lines of business, review of reinsurer financial strength ratings, and review of our largest reinsurers. The evaluation of the valuation allowance includes several judgments including certain aspects of the allocation of reinsurance recoverable on incurred but not reported (IBNR) claims by reinsurer and a default analysis to estimate uncollectible reinsurance. The primary components of the default analysis are reinsurance recoverable balances by reinsurer, net of collateral, and default factors used to determine the portion of a reinsurer's balance deemed uncollectible. Default factors require considerable judgment and are determined using principally the current financial strength rating, or rating equivalent, of each reinsurer. Changes in the valuation allowance for uncollectible reinsurance recoverables are recorded in Losses and loss expenses in the Consolidated statements of operations. For additional information, refer to Note 1 d) to the Consolidated Financial Statements of our 2019 Form 10-K.

The evaluation of the valuation allowance at December 31, 2019 was consistent with the new accounting guidance adopted January 1, 2020, therefore, there was no material change to the valuation allowance upon adoption.
The following table presents a roll-forward of valuation allowance for uncollectible reinsurance related to Reinsurance recoverable on loss and loss expenses:

Three Months Ended
March 31
(in millions of U.S. dollars)	2020
Reinsurance recoverable
Valuation allowance for uncollectible reinsurance - beginning of period	$316
Provision for uncollectible reinsurance	2
Write-offs charged against the valuation allowance	(13)
Valuation allowance for uncollectible reinsurance - end of period	$305

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

6. Unpaid losses and loss expenses

The following table presents a reconciliation of beginning and ending Unpaid losses and loss expenses:

	Three Months Ended March 31
(in millions of U.S. dollars)	2020	2019
Gross unpaid losses and loss expenses – beginning of period	$62,690	$62,960
Reinsurance recoverable on unpaid losses - beginning of period (1)	(14,181)	(14,689)
Net unpaid losses and loss expenses – beginning of period	48,509	48,271
Net losses and loss expenses incurred in respect of losses occurring in:
Current year	4,605	4,326
Prior years (2)	(120)	(228)
Total	4,485	4,098
Net losses and loss expenses paid in respect of losses occurring in:
Current year	920	785
Prior years	3,335	3,234
Total	4,255	4,019
Foreign currency revaluation and other	(565)	86
Net unpaid losses and loss expenses – end of period	48,174	48,436
Reinsurance recoverable on unpaid losses (1)	14,040	14,707
Gross unpaid losses and loss expenses – end of period	$62,214	$63,143

(1)	Net of valuation allowance for uncollectible reinsurance.

(2)
Relates to prior period loss reserve development only and excludes prior period development related to reinstatement premiums, expense adjustments and earned premiums totaling $2 million and $24 million for the three months ended March 31, 2020 and 2019, respectively.

Gross and net unpaid losses and loss expenses decreased $476 million and $335 million, respectively for the three months ended March 31, 2020, reflecting favorable foreign exchange movement, partially offset by an increase in underlying reserves.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table summarizes (favorable) and adverse PPD by segment.

	Three Months Ended March 31
(in millions of U.S. dollars)	Long-tail	Short-tail	Total
2020
North America Commercial P&C Insurance	$(43)	$(62)	$(105)
North America Personal P&C Insurance	—	1	1
North America Agricultural Insurance	—	(14)	(14)
Overseas General Insurance	—	(4)	(4)
Global Reinsurance	—	(7)	(7)
Corporate	11	—	11
Total	$(32)	$(86)	$(118)
2019
North America Commercial P&C Insurance	$(65)	$(66)	$(131)
North America Personal P&C Insurance	—	(10)	(10)
North America Agricultural Insurance	—	(61)	(61)
Overseas General Insurance	—	(4)	(4)
Global Reinsurance	(1)	(7)	(8)
Corporate	10	—	10
Total	$(56)	$(148)	$(204)

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

North America Commercial P&C Insurance
2020
For the three months ended March 31, 2020, net favorable PPD was $105 million, which was the net result of several underlying favorable and adverse movements, and was driven by the following principal changes:

•	Net favorable development of $43 million in long-tail business, primarily from:

•	Net favorable development of $66 million in professional liability (errors & omissions and cyber), driven by accident years 2016 and prior, which saw lower than expected emergence;

•
Net favorable development of $43 million in voluntary environmental lines, driven by accident years 2016 and prior, which saw lower than expected emergence and a favorable revision to loss development patterns;

•
Net favorable development of $28 million in construction workers’ compensation, mainly seen in accident years 2016 and prior, which saw lower than expected reported loss emergence and a favorable revision to loss development patterns;

•
Net adverse development of $49 million in excess and umbrella portfolios, with accident years 2015 through 2019 experiencing higher than expected reported development, partially offset by lower than expected emergence in accident years 2014 and prior;

•	Net adverse development of $23 million in wholesale general liability coverages, driven by higher than expected reported loss emergence in accident years 2014 through 2019; and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

•	Net favorable development of $62 million in short-tail business, primarily from:

•	Net favorable development of $36 million, in accident & health, mainly in accident years 2018 and 2019, driven by lower than expected paid loss emergence; and

•	Net favorable development of $31 million in surety, driven by accident year 2018, where loss emergence was lower than expected.

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

•
Net adverse development of $50 million from the aggregation of general liability and automobile liability coverages within construction and wholesale portfolios, mainly impacting the 2013 through 2018 accident years, and largely the result of higher than expected reported loss development; and

•
Net favorable development of $66 million in short-tail business, primarily from net favorable development of $49 million in surety business, mainly in the 2017 accident year, driven by lower than expected reported loss activity.

North America Agricultural Insurance
For the three months ended March 31, 2020 and 2019, net favorable PPD was related to our Multiple Peril Crop Insurance (MPCI) business and was $14 million, related to the 2019 crop year, and $61 million, related to the 2018 crop year, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

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

The following table presents the balance sheet locations, fair values of derivative instruments in an asset or (liability) position, and notional values/payment provisions of our derivative instruments:

			March 31, 2020			December 31, 2019
	Consolidated Balance Sheet Location	Fair Value		Notional Value/ Payment Provision	Fair Value		Notional Value/ Payment Provision
(in millions of U.S. dollars)		Derivative Asset	Derivative (Liability)		Derivative Asset	Derivative (Liability)
Investment and embedded derivative instruments:
Foreign currency forward contracts	OA / (AP)	$32	$(109)	$2,639	$11	$(78)	$2,579
Options/Futures contracts on notes, bonds, and equities	OA / (AP)	15	(32)	1,116	13	(15)	1,615
Convertible securities (1)	FM AFS / ES	4	—	5	4	—	5
		$51	$(141)	$3,760	$28	$(93)	$4,199
Other derivative instruments:
Futures contracts on equities (2)	OA / (AP)	$17	$—	$514	$—	$(13)	$613
Other	OA / (AP)	2	—	103	2	—	63
		$19	$—	$617	$2	$(13)	$676
GLB (3)	(AP) / (FPB)	$—	$(1,591)	$2,680	$—	$(897)	$1,510

(1)	Includes fair value of embedded derivatives.

(2)	Related to GMDB and GLB book of business.

(3)
Includes both future policy benefits reserves of $450 million and $441 million and fair value derivative adjustment of $1,141 million and $456 million at March 31, 2020 and December 31, 2019, respectively. Note that the payment provision related to GLB is the net amount at risk. The concept of a notional value does not apply to the GLB reinsurance contracts.

At March 31, 2020 and December 31, 2019, derivative liabilities of $67 million and $75 million, respectively, included in the table above were subject to a master netting agreement. The remaining derivatives included in the table above were not subject to a master netting agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents net realized gains (losses) related to derivative instrument activity in the Consolidated statements of operations:

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2020	2019
Investment and embedded derivative instruments:
Foreign currency forward contracts	$43	$(15)
Interest rate swaps	—	(80)
All other futures contracts, options, and equities	(27)	(36)
Convertible securities (1)	(1)	1
Total investment and embedded derivative instruments	$15	$(130)
GLB and other derivative instruments:
GLB (2)	$(685)	$114
Futures contracts on equities (3)	125	(63)
Other	(2)	(1)
Total GLB and other derivative instruments	$(562)	$50
	$(547)	$(80)

(1)	Includes embedded derivatives.

(2)	Excludes foreign exchange gains (losses) related to GLB.

(3)	Related to GMDB and GLB book of business.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents the carrying value of collateral held under securities lending agreements by investment category and remaining contractual maturity of the underlying agreements:

	Remaining contractual maturity
	March 31, 2020	December 31, 2019
(in millions of U.S. dollars)	Overnight and Continuous
Collateral held under securities lending agreements:
Cash	$675	$346
U.S. Treasury and agency	15	6
Foreign	609	595
Corporate securities	3	5
Mortgage-backed securities	17	18
Equity securities	23	24
	$1,342	$994
Gross amount of recognized liability for securities lending payable	$1,342	$994

At March 31, 2020 and December 31, 2019, our repurchase agreement obligations of $1,408 million and $1,416 million, respectively, were fully collateralized. In contrast to securities lending programs, the use of cash received is not restricted for the repurchase obligations. The fair value of the underlying securities sold remains in Fixed maturities available for sale and the repurchase agreement obligation is recorded in Repurchase agreements in the Consolidated balance sheets.

The following table presents the carrying value of collateral pledged under repurchase agreements by investment category and remaining contractual maturity of the underlying agreements:

	Remaining contractual maturity
	March 31, 2020				December 31, 2019
	30-90 Days	Greater than 90 Days	Total	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
(in millions of U.S. dollars)
Collateral pledged under repurchase agreements:
Cash	$—	$1	$1	$2	$—	$—	$2
U.S. Treasury and agency	—	105	105	107	—	—	107
Mortgage-backed securities	499	887	1,386	399	476	480	1,355
	$499	$993	$1,492	$508	$476	$480	$1,464
Gross amount of recognized liabilities for repurchase agreements			$1,408				$1,416
Difference (1)			$84				$48

(1)	Per the repurchase agreements, the amount of collateral posted is required to exceed the amount of gross liability.

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

d) Fixed maturities
At March 31, 2020, we have commitments to purchase fixed income securities of $757 million over the next several years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

e) Other investments
At March 31, 2020, included in Other investments in the Consolidated balance sheet are investments in limited partnerships and partially-owned investment companies with a carrying value of $4.8 billion. In connection with these investments, we have commitments that may require funding of up to $2.9 billion over the next several years.

f) Income taxes
At March 31, 2020, $48 million of unrecognized tax benefits remain outstanding. It is reasonably possible that over the next twelve months, that the amount of unrecognized tax benefits may change resulting from the re-evaluation of unrecognized tax benefits arising from examinations by taxing authorities and the lapses of statutes of limitations. With few exceptions, Chubb is no longer subject to income tax examinations for years before 2010.

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

h) Leases
At March 31, 2020 and December 31, 2019, the right-of-use asset was $509 million and $551 million, respectively, and is recorded within Other assets on the Consolidated balance sheets. At March 31, 2020 and December 31, 2019, the lease liability was $563 million and $603 million, respectively, and is recorded within Accounts payable, accrued expenses, and other liabilities on the Consolidated balance sheets. These leases consist principally of real estate operating leases that are amortized on a straight-line basis over the term of the lease.

8. Shareholders’ equity

All of Chubb’s Common Shares are authorized under Swiss corporate law. Though the par value of Common Shares is stated in Swiss francs, Chubb continues to use U.S. dollars as its reporting currency for preparing consolidated financial statements. Under Swiss corporate law, dividends, including distributions through a reduction in par value (par value reduction) or from legal reserves, must be stated in Swiss francs though dividend payments are made by Chubb in U.S. dollars. At March 31, 2020, our Common Shares had a par value of CHF 24.15 per share.

At our May 2019 and 2018 annual general meetings, our shareholders approved annual dividends for the following year of up to $3.00 per share and $2.92 per share, respectively, which were paid in four quarterly installments of $0.75 per share and $0.73 per share, respectively, at dates determined by the Board of Directors (Board) after the annual general meetings by way of a distribution from capital contribution reserves, transferred to free reserves for payment.

Dividend distributions per Common Share for the three months ended March 31, 2020 and 2019 were $0.75 (CHF 0.72) and $0.73 (CHF 0.72), respectively.

Common Shares in treasury are used principally for issuance upon the exercise of employee stock options, grants of restricted stock, and purchases under the Employee Stock Purchase Plan (ESPP). At March 31, 2020, 28,416,082 Common Shares remain in treasury after net shares redeemed under employee share-based compensation plans.

Chubb Limited securities repurchase authorizations
In December 2018, the Board authorized the repurchase of up to $1.5 billion of Chubb's Common Shares from December 1, 2018 through December 31, 2019. In November 2019, the Board authorized the repurchase of up to $1.5 billion of Chubb's Common Shares from November 21, 2019 through December 31, 2020. On April 22, 2020, we announced that given the current economic environment and to preserve capital for both risk and opportunity, we had suspended share repurchases until further notice. We did not engage in any share repurchase activity during April 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents repurchases of Chubb's Common Shares conducted in a series of open market transactions under the Board authorizations:

	Three Months Ended March 31
(in millions of U.S. dollars, except share data)	2020	2019
Number of shares repurchased	2,266,150	2,753,754
Cost of shares repurchased	$326	$367
Repurchase authorization remaining at end of period	$1,124	$1,112

9. Share-based compensation

The Chubb Limited 2016 Long-Term Incentive Plan (the 2016 LTIP) permits grants of both incentive and non-qualified stock options principally at an option price per share equal to the grant date fair value of Chubb's Common Shares. Stock options are generally granted with a 3-year vesting period and a 10-year term. Stock options typically vest in equal annual installments over the respective vesting period, which is also the requisite service period. On February 27, 2020, Chubb granted 1,957,505 stock options with a weighted-average grant date fair value of $19.89 each. The fair value of the options issued is estimated on the grant date using the Black-Scholes option pricing model.

The 2016 LTIP also permits grants of service-based restricted stock and restricted stock units as well as performance-based restricted stock awards. Chubb generally grants service-based restricted stock and restricted stock units with a 4-year vesting period, based on a graded vesting schedule. Beginning in 2017, the performance-based restricted stock awards granted comprise target awards and premium awards that cliff vest at the end of a 3-year performance period based on both tangible book value (shareholders' equity less goodwill and intangible assets, net of tax) per share growth and P&C combined ratio compared to a defined group of peer companies. Premium awards are subject to an additional vesting provision based on total shareholder return compared to our peer group. The restricted stock is granted at market close price on the grant date. On February 27, 2020, Chubb granted 1,002,341 service-based restricted stock awards, 344,501 service-based restricted stock units, and 203,533 performance-based stock awards to employees and officers with a grant date fair value of $150.11 each. Each restricted stock unit represents our obligation to deliver to the holder one Common Share upon vesting.

10. Postretirement benefits

The components of net pension and other postretirement benefit costs (benefits) reflected in Net income in the Consolidated statements of operations were as follows:

	Pension Benefit Plans				Other Postretirement Benefit Plans
	2020		2019		2020	2019
Three Months Ended March 31	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
(in millions of U.S. dollars)
Service cost	$—	$1	$12	$3	$—	$—
Non-service cost:
Interest cost	25	6	30	7	1	1
Expected return on plan assets	(56)	(10)	(47)	(11)	(1)	(1)
Amortization of prior service cost	—	—	—	—	(20)	(20)
Settlements	1	—	—	—	—	—
Total non-service (benefit) cost	(30)	(4)	(17)	(4)	(20)	(20)
Net periodic (benefit) cost	$(30)	$(3)	$(5)	$(1)	$(20)	$(20)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The line items in which the service and non-service cost components of net periodic (benefit) cost are included in the Consolidated statements of operations were as follows:

	Pension Benefit Plans		Other Postretirement Benefit Plans
Three Months Ended March 31	2020	2019	2020	2019
(in millions of U.S. dollars)
Service cost:
Losses and loss expenses	$—	$2	$—	$—
Administrative expenses	1	13	—	—
Total service cost	1	15	—	—
Non-service cost:
Losses and loss expenses	(3)	(2)	(2)	(2)
Administrative expenses	(31)	(19)	(18)	(18)
Total non-service (benefit) cost	(34)	(21)	(20)	(20)
Net periodic (benefit) cost	$(33)	$(6)	$(20)	$(20)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

11. Segment information

Chubb operates through six business segments: North America Commercial P&C Insurance, North America Personal P&C Insurance, North America Agricultural Insurance, Overseas General Insurance, Global Reinsurance, and Life Insurance.

Corporate results primarily include income and expenses not attributable to reportable segments and losses and loss expenses of asbestos and environmental (A&E) liabilities and certain other non-A&E run-off exposures.

For segment reporting purposes, certain items are presented in a different manner below than in the consolidated financial statements. Management uses underwriting income (loss) as the main measure of segment performance. Chubb calculates underwriting income (loss) by subtracting Losses and loss expenses, Policy benefits, Policy acquisition costs, and Administrative expenses from Net premiums earned. To calculate Segment income (loss), include Net investment income (loss), Other (income) expense, and Amortization expense of purchased intangibles. For the North America Agricultural Insurance segment, management includes gains and losses on crop derivatives as a component of underwriting income (loss). For example, for the three months ended March 31, 2020, underwriting income in our North America Agricultural Insurance segment was $14 million. This amount includes $2 million of realized losses related to crop derivatives which are reported in Net realized gains (losses) in the Corporate column below.

For the Life Insurance segment, management includes Net investment income (loss) and (Gains) losses from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP as components of Life Insurance underwriting income (loss). For example, for the three months ended March 31, 2020, Life Insurance underwriting income of $83 million includes Net investment income of $95 million and losses from fair value changes in separate account assets of $56 million. The losses from fair value changes in separate account assets are reported in Other (income) expense in the table below.

The following tables present the Statement of Operations by segment:

For the Three Months Ended March 31, 2020 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Chubb Consolidated

Net premiums written	$3,252	$1,107	$157	$2,598	$218	$645	$—	$7,977
Net premiums earned	3,376	1,200	94	2,307	186	631	—	7,794
Losses and loss expenses	2,181	683	63	1,258	87	202	11	4,485
Policy benefits	—	—	—	—	—	129	—	129
Policy acquisition costs	492	245	11	642	45	180	—	1,615
Administrative expenses	259	68	4	258	10	76	66	741
Underwriting income (loss)	444	204	16	149	44	44	(77)	824
Net investment income (loss)	516	66	9	145	54	95	(24)	861
Other (income) expense	(3)	2	—	4	(15)	44	23	55
Amortization expense of purchased intangibles	—	3	7	12	—	1	50	73
Segment income (loss)	$963	$265	$18	$278	$113	$94	$(174)	$1,557
Net realized gains (losses)							(958)	(958)
Interest expense							132	132
Income tax expense							215	215
Net income (loss)							$(1,479)	$252

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

For the Three Months Ended March 31, 2019 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Chubb Consolidated

Net premiums written	$2,951	$1,056	$130	$2,395	$202	$579	$—	$7,313
Net premiums earned	3,085	1,154	55	2,114	168	561	—	7,137
Losses and loss expenses	1,973	757	(27)	1,106	76	202	11	4,098
Policy benefits	—	—	—	—	—	196	—	196
Policy acquisition costs	459	231	7	596	43	128	—	1,464
Administrative expenses	240	68	1	249	10	79	63	710
Underwriting income (loss)	413	98	74	163	39	(44)	(74)	669
Net investment income (loss)	510	64	10	144	56	89	(37)	836
Other (income) expense	(5)	—	—	4	(9)	(40)	11	(39)
Amortization expense of purchased intangibles	—	3	7	11	—	—	55	76
Segment income (loss)	$928	$159	$77	$292	$104	$85	$(177)	$1,468
Net realized gains (losses) including OTTI							(97)	(97)
Interest expense							140	140
Chubb integration expenses							3	3
Income tax expense							188	188
Net income (loss)							$(605)	$1,040

Underwriting assets are reviewed in total by management for purposes of decision-making. Other than Unpaid losses and loss expenses, Reinsurance recoverables, Goodwill and Other intangible assets, Chubb does not allocate assets to its segments.
12. Earnings per share

	Three Months Ended
	March 31
(in millions of U.S. dollars, except share and per share data)	2020	2019
Numerator:
Net income	$252	$1,040
Denominator:
Denominator for basic earnings per share:
Weighted-average shares outstanding	451,868,658	458,805,185
Denominator for diluted earnings per share:
Share-based compensation plans	2,651,610	2,731,755
Weighted-average shares outstanding and assumed conversions	454,520,268	461,536,940
Basic earnings per share	$0.56	$2.27
Diluted earnings per share	$0.55	$2.25
Potential anti-dilutive share conversions	3,154,406	4,343,204

Excluded from weighted-average shares outstanding and assumed conversions is the impact of securities that would have been anti-dilutive during the respective periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

13. Information provided in connection with outstanding debt of subsidiaries

The following tables present condensed consolidating financial information at March 31, 2020 and December 31, 2019, and for the three months ended March 31, 2020 and 2019 for Chubb Limited (Parent Guarantor) and Chubb INA Holdings Inc. (Subsidiary Issuer). The Subsidiary Issuer is an indirect 100 percent-owned subsidiary of the Parent Guarantor. The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer. Condensed consolidating financial information of the Parent Guarantor and Subsidiary Issuer are presented on the equity method of accounting. The revenues and expenses and cash flows of the subsidiaries of the Subsidiary Issuer are presented in the Other Chubb Limited Subsidiaries column on a combined basis.

Condensed Consolidating Balance Sheet at March 31, 2020

(in millions of U.S. dollars)	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
Assets
Investments	$—	$229	$105,055	$—	$105,284
Cash (1)	10	49	2,193	(740)	1,512
Restricted cash	—	—	146	—	146
Insurance and reinsurance balances receivable	—	—	12,727	(2,669)	10,058
Reinsurance recoverable on losses and loss expenses	—	—	24,293	(9,395)	14,898
Reinsurance recoverable on policy benefits	—	—	288	(92)	196
Value of business acquired	—	—	289	—	289
Goodwill and other intangible assets	—	—	20,873	—	20,873
Investments in subsidiaries	49,573	50,731	—	(100,304)	—
Due from subsidiaries and affiliates, net	3,695	—	—	(3,695)	—
Other assets	6	340	21,345	(1,820)	19,871
Total assets	$53,284	$51,349	$187,209	$(118,715)	$173,127
Liabilities
Unpaid losses and loss expenses	$—	$—	$71,283	$(9,069)	$62,214
Unearned premiums	—	—	17,652	(1,193)	16,459
Future policy benefits	—	—	5,868	(92)	5,776
Due to subsidiaries and affiliates, net	—	3,338	357	(3,695)	—
Affiliated notional cash pooling programs (1)	740	—	—	(740)	—
Repurchase agreements	—	—	1,408	—	1,408
Short-term debt	—	1,299	1	—	1,300
Long-term debt	—	13,510	—	—	13,510
Trust preferred securities	—	308	—	—	308
Other liabilities	347	1,595	21,635	(3,622)	19,955
Total liabilities	1,087	20,050	118,204	(18,411)	120,930
Total shareholders’ equity	52,197	31,299	69,005	(100,304)	52,197
Total liabilities and shareholders’ equity	$53,284	$51,349	$187,209	$(118,715)	$173,127

(1)
Chubb maintains two notional multicurrency cash pools (Pools) with a third-party bank. Various Chubb entities participate in one or the other of the Pools, pursuant to which credit and debit balances in individual Chubb accounts are translated daily into a single currency and pooled on a notional basis. Individual Chubb entities are permitted to overdraw on their individual accounts provided the overall Pool balances do not fall below zero. At March 31, 2020, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Condensed Consolidating Balance Sheet at December 31, 2019

(in millions of U.S. dollars)	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
Assets
Investments	$—	$1,013	$108,221	$—	$109,234
Cash (1)	2	442	1,093	—	1,537
Restricted cash	—	—	109	—	109
Insurance and reinsurance balances receivable	—	—	12,920	(2,563)	10,357
Reinsurance recoverable on losses and loss expenses	—	—	24,780	(9,599)	15,181
Reinsurance recoverable on policy benefits	—	—	292	(95)	197
Value of business acquired	—	—	306	—	306
Goodwill and other intangible assets	—	—	21,359	—	21,359
Investments in subsidiaries	50,853	52,076	—	(102,929)	—
Due from subsidiaries and affiliates, net	4,776	—	—	(4,776)	—
Other assets	12	408	20,072	(1,829)	18,663
Total assets	$55,643	$53,939	$189,152	$(121,791)	$176,943
Liabilities
Unpaid losses and loss expenses	$—	$—	$71,916	$(9,226)	$62,690
Unearned premiums	—	—	17,978	(1,207)	16,771
Future policy benefits	—	—	5,909	(95)	5,814
Due to subsidiaries and affiliates, net	—	4,446	330	(4,776)	—
Repurchase agreements	—	—	1,416	—	1,416
Short-term debt	—	1,298	1	—	1,299
Long-term debt	—	13,559	—	—	13,559
Trust preferred securities	—	308	—	—	308
Other liabilities	312	1,649	21,352	(3,558)	19,755
Total liabilities	312	21,260	118,902	(18,862)	121,612
Total shareholders’ equity	55,331	32,679	70,250	(102,929)	55,331
Total liabilities and shareholders’ equity	$55,643	$53,939	$189,152	$(121,791)	$176,943

(1)	Chubb maintains two notional multicurrency cash pools (Pools) with a third-party bank. Refer to the 2019 Form 10-K for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

For the Three Months Ended March 31, 2020	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$—	$7,977	$—	$7,977
Net premiums earned	—	—	7,794	—	7,794
Net investment income	(2)	4	859	—	861
Equity in earnings of subsidiaries	256	593	—	(849)	—
Net realized gains (losses)	(21)	113	(1,050)	—	(958)
Losses and loss expenses	—	—	4,485	—	4,485
Policy benefits	—	—	129	—	129
Policy acquisition costs and administrative expenses	24	(38)	2,370	—	2,356
Interest (income) expense	(34)	148	18	—	132
Other (income) expense	(9)	8	56	—	55
Amortization of purchased intangibles	—	—	73	—	73
Income tax expense	—	7	208	—	215
Net income	$252	$585	$264	$(849)	$252
Comprehensive income (loss)	$(2,460)	$(1,200)	$(2,418)	$3,618	$(2,460)

Condensed Consolidating Statements of Operations and Comprehensive Income

For the Three Months Ended March 31, 2019	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$—	$7,313	$—	$7,313
Net premiums earned	—	—	7,137	—	7,137
Net investment income	1	(4)	839	—	836
Equity in earnings of subsidiaries	990	759	—	(1,749)	—
Net realized gains (losses) including OTTI	1	(13)	(85)	—	(97)
Losses and loss expenses	—	—	4,098	—	4,098
Policy benefits	—	—	196	—	196
Policy acquisition costs and administrative expenses	20	(15)	2,169	—	2,174
Interest (income) expense	(66)	185	21	—	140
Other (income) expense	(6)	3	(36)	—	(39)
Amortization of purchased intangibles	—	—	76	—	76
Chubb integration expenses	—	2	1	—	3
Income tax expense (benefit)	4	(42)	226	—	188
Net income	$1,040	$609	$1,140	$(1,749)	$1,040
Comprehensive income	$2,718	$1,941	$2,788	$(4,729)	$2,718

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2020	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
(in millions of U.S. dollars)
Net cash flows from (used for) operating activities	$65	$(148)	$1,795	$—	$1,712
Cash flows from investing activities
Purchases of fixed maturities available for sale	—	(11)	(6,463)	—	(6,474)
Purchases of fixed maturities held to maturity	—	—	(6)	—	(6)
Purchases of equity securities	—	—	(1,380)	—	(1,380)
Sales of fixed maturities available for sale	—	—	4,687	—	4,687
Sales of equity securities	—	—	131	—	131
Maturities and redemptions of fixed maturities available for sale	—	15	2,741	—	2,756
Maturities and redemptions of fixed maturities held to maturity	—	—	440	—	440
Net change in short-term investments	—	781	(229)	—	552
Net derivative instruments settlements	—	78	31	—	109
Private equity contributions	—	—	(361)	—	(361)
Private equity distributions	—	—	211	—	211
Deposit paid on share acquisition	—	—	(1,550)	—	(1,550)
Capital contribution	(1,200)	—	—	1,200	—
Other	—	(3)	(122)	—	(125)
Net cash flows from (used for) investing activities	(1,200)	860	(1,870)	1,200	(1,010)
Cash flows from financing activities
Dividends paid on Common Shares	(339)	—	—	—	(339)
Common Shares repurchased	(323)	—	—	—	(323)
Proceeds from issuance of repurchase agreements	—	—	952	—	952
Repayment of repurchase agreements	—	—	(952)	—	(952)
Proceeds from share-based compensation plans	—	—	47	—	47
Dividend to parent company	—	—	—	—	—
Advances (to) from affiliates	1,066	(1,102)	36	—	—
Capital contribution	—	—	1,200	(1,200)	—
Net proceeds from (payments to) affiliated notional cash pooling programs (1)	740	—	—	(740)	—
Policyholder contract deposits	—	—	135	—	135
Policyholder contract withdrawals	—	—	(162)	—	(162)
Other	—	(3)	—		(3)
Net cash flows from (used for) financing activities	1,144	(1,105)	1,256	(1,940)	(645)
Effect of foreign currency rate changes on cash and restricted cash	(1)	—	(44)	—	(45)
Net increase (decrease) in cash and restricted cash	8	(393)	1,137	(740)	12
Cash and restricted cash – beginning of period (1)	2	442	1,202	—	1,646
Cash and restricted cash – end of period (1)	$10	$49	$2,339	$(740)	$1,658

(1)
Chubb maintains two notional multicurrency cash pools (Pools) with a third-party bank. Various Chubb entities participate in one or the other of the Pools, pursuant to which credit and debit balances in individual Chubb accounts are translated daily into a single currency and pooled on a notional basis. Individual Chubb entities are permitted to overdraw on their individual accounts provided the overall Pool balances do not fall below zero. At March 31, 2020 and December 31, 2019, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2019	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
(in millions of U.S. dollars)
Net cash flows from (used for) operating activities	$307	$(163)	$1,378	$(200)	$1,322
Cash flows from investing activities
Purchases of fixed maturities available for sale	—	(3)	(5,558)	—	(5,561)
Purchases of fixed maturities held to maturity	—	—	(1)	—	(1)
Purchases of equity securities	—	—	(49)	—	(49)
Sales of fixed maturities available for sale	—	—	3,293	—	3,293
Sales of equity securities	—	—	60	—	60
Maturities and redemptions of fixed maturities available for sale	—	6	1,825	—	1,831
Maturities and redemptions of fixed maturities held to maturity	—	—	280	—	280
Net change in short-term investments	—	(3)	(36)	—	(39)
Net derivative instruments settlements	—	(28)	(330)	—	(358)
Private equity contributions	—	—	(410)	—	(410)
Private equity distributions	—	—	368	—	368
Capital contribution	—	(110)	—	110	—
Other	—	(12)	(75)	—	(87)
Net cash flows used for investing activities	—	(150)	(633)	110	(673)
Cash flows from financing activities
Dividends paid on Common Shares	(336)	—	—	—	(336)
Common Shares repurchased	—	—	(367)	—	(367)
Proceeds from issuance of repurchase agreements	—	—	471	—	471
Repayment of repurchase agreements	—	—	(470)	—	(470)
Proceeds from share-based compensation plans	—	—	35	—	35
Dividend to parent company	—	—	(200)	200	—
Advances (to) from affiliates	(266)	308	(42)	—	—
Capital contribution	—	—	110	(110)	—
Net proceeds from affiliated notional cash pooling programs (1)	296	74	—	(370)	—
Policyholder contract deposits	—	—	115	—	115
Policyholder contract withdrawals	—	—	(78)	—	(78)
Net cash flows from (used for) financing activities	(306)	382	(426)	(280)	(630)
Effect of foreign currency rate changes on cash and restricted cash	—	—	34	—	34
Net increase (decrease) in cash and restricted cash	1	69	353	(370)	53
Cash and restricted cash – beginning of period (1)	1	2	1,989	(652)	1,340
Cash and restricted cash – end of period (1)	$2	$71	$2,342	$(1,022)	$1,393

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations, financial condition, and liquidity and capital resources as of and for the three months ended March 31, 2020.

All comparisons in this discussion are to the corresponding prior year period unless otherwise indicated. All dollar amounts are rounded. However, percent changes and ratios are calculated using whole dollars. Accordingly, calculations using rounded dollars may differ.

Our results of operations and cash flows for any interim period are not necessarily indicative of our results for the full year. This discussion should be read in conjunction with our consolidated financial statements and related notes and our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2019 (2019 Form 10-K).

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

Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Any written or oral statements made by us or on our behalf may include forward-looking statements that reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks, uncertainties, and other factors that could, should potential events occur, cause actual results to differ materially from such statements. These risks, uncertainties, and other factors, which are described in more detail elsewhere herein and in other documents we file with the U.S. Securities and Exchange Commission (SEC), include but are not limited to:

•
losses arising out of natural or man-made catastrophes such as hurricanes, typhoons, earthquakes, floods, climate change (including effects on weather patterns; greenhouse gases; sea, land and air temperatures; sea levels; and rain and snow), nuclear accidents, pandemics (including COVID-19), or terrorism which could be affected by:

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

•	infection rates and severity of pandemics, including COVID-19, and their effects on our business operations and claims activity, and any adverse impact to our insureds, brokers, agents, and employees;

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

Overview
Chubb Limited is the Swiss-incorporated holding company of the Chubb Group of Companies. Chubb Limited, which is headquartered in Zurich, Switzerland, and its direct and indirect subsidiaries (collectively, the Chubb Group of Companies, Chubb, we, us, or our) are a global insurance and reinsurance organization, serving the needs of a diverse group of clients worldwide. At March 31, 2020, we had total assets of $173 billion and shareholders’ equity of $52 billion. Chubb was incorporated in 1985 at which time it opened its first business office in Bermuda and continues to maintain operations in Bermuda. We operate through six business segments: North America Commercial P&C Insurance, North America Personal P&C Insurance, North America Agricultural Insurance, Overseas General Insurance, Global Reinsurance, and Life Insurance. For more information on our segments refer to “Segment Information” under Item 1 in our 2019 Form 10-K.

Financial Highlights for the Three Months Ended March 31, 2020

•
Net income was $252 million compared with $1,040 million in the prior year. Net income in the current year included after-tax realized losses of $940 million, compared with $92 million prior year. Realized losses in the quarter was impacted by financial market volatility in the credit, equity and foreign exchange markets, reflecting the economic downturn resulting from COVID-19 global pandemic.

•
Realized losses in the current year comprised principally of a $560 million mark-to-market loss on the variable annuity reinsurance portfolio, net of a $125 million gain on applicable derivative hedges, compared to a gain of $51 million prior year, net of a $63 million loss on applicable derivative hedges. On our investment portfolio, we recorded an additional $150 million pre-tax, or $129 million after-tax, related to expected credit losses and $121 million pre-tax, or $103 million after-tax, of impairment related to our intent to sell certain securities.

•
Consolidated and P&C net premiums written were $8.0 billion and $7.3 billion, respectively, up 9.1 percent and 8.9 percent, respectively, or 9.5 percent and 9.3 percent, respectively, on a constant-dollar basis.

•
P&C combined ratio was 89.1 percent compared with 89.2 percent in the prior year period. P&C current accident year combined ratio excluding catastrophe losses was 87.5 percent compared with 88.5 percent in the prior year period.

•
Total pre-tax and after-tax catastrophe losses were $237 million (3.3 percentage points of the combined ratio) and $199 million, respectively, compared with $250 million (3.8 percentage points of the combined ratio) and $201 million, respectively, in the prior year period. Pre-tax catastrophe losses included $13 million related to the COVID-19 global pandemic, which will be tracked as a separate ongoing catastrophe event.

•
Total pre-tax and after-tax favorable prior period development were $118 million (1.7 percentage points of the combined ratio) and $94 million, respectively, compared with $204 million (3.1 percentage points of the combined ratio) and $161 million, respectively, in the prior year period. Pre-tax prior period development included a $14 million benefit from North America Agricultural Insurance related to the 2019 crop year, compared with $61 million in the prior year related to the 2018 crop year.

•	Operating cash flow was $1,712 million compared with $1,322 million in the prior year period. Refer to the Liquidity section for additional information on our cash flows.

•	Net investment income was $861 million compared with $836 million in the prior year period.

•
Shareholders' equity was adversely impacted by total net realized and unrealized losses of $3.7 billion, including $2.2 billion in the investment portfolio, unfavorable foreign exchange of $896 million, and $560 million in the variable annuity reinsurance portfolio.

•
Share repurchases totaled $326 million, or approximately 2.3 million shares, during the quarter, at an average purchase price of $143.67 per share. On April 22, 2020, we announced that given the current economic environment and to preserve capital for both risk and opportunity, we had suspended share repurchases until further notice. We did not engage in any share repurchase activity during April 2020.

Outlook

During the first quarter of 2020, worldwide social and economic activity became severely impacted by the spread and threat of COVID-19. We have taken actions to minimize risk to our employees, including restricting travel and instituting extensive work-from-home protocols. This leveraged our existing operational contingency plans at every level of the organization which ensured business process and control continuity. These actions have helped prevent major disruption to our clients and operations.

While there was no significant impact on our premiums and losses in the first quarter relating to the COVID-19 global pandemic, we anticipate that this global catastrophe event will have a meaningful impact on revenue as well as net income in the second quarter and potentially future quarters as a result of an increase in insurance claims due to both the pandemic and recessionary economic conditions. With regards to claims, we expect an increase in claims relating to various property and casualty lines. Given the expected nature and impact on our business of COVID-19 related matters, we have elected to treat it as a catastrophe. With regards to investments, our investment portfolio incurred significant valuation adjustments as spreads widened and perceived risks elevated; this was reflected in first quarter financial results and we expect there will be continued volatility for the remainder of the year.

Additionally, within our Life Insurance Segment, our international operations and the North American supplemental A&H and life business of Combined Insurance will be impacted by restrictions on our sales force to personally meet with clients and write new business. We expect this activity to negatively affect written premiums until government restrictions are lifted.

Consolidated Operating Results – Three Months Ended March 31, 2020 and 2019

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2020	2019	Q-20 vs. Q-19
Net premiums written	$7,977	$7,313	9.1%
Net premiums earned	7,794	7,137	9.2%
Net investment income	861	836	3.1%
Net realized gains (losses)	(958)	(97)	NM
Total revenues	7,697	7,876	(2.3)%
Losses and loss expenses	4,485	4,098	9.4%
Policy benefits	129	196	(34.4)%
Policy acquisition costs	1,615	1,464	10.3%
Administrative expenses	741	710	4.3%
Interest expense	132	140	(5.3)%
Other (income) expense	55	(39)	NM
Amortization of purchased intangibles	73	76	(4.0)%
Chubb integration expenses	—	3	NM
Total expenses	7,230	6,648	8.7%
Income before income tax	467	1,228	(62.0)%
Income tax expense	215	188	14.4%
Net income	$252	$1,040	(75.8)%
Net premiums written - constant dollars (1)			9.5%
Net premiums earned - constant dollars (1)			9.6%
NM – not meaningful

(1)	On a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency exchange rates as the comparable current period.

Net Premiums Written
Net premiums written reflect the premiums we retain after purchasing reinsurance protection. For the three months ended March 31, 2020 consolidated net premiums written increased $664 million, or $689 million on a constant-dollar basis, reflecting growth across all segments.

•
Net premiums written in our North America Commercial P&C Insurance segment increased $301 million, or 10.2 percent, for the three months ended March 31, 2020, reflecting positive rate increases, renewal retention and new business written across most retail lines, including property, financial lines, large risk casualty, excess casualty, and commercial multiple peril, as well as in our wholesale and small commercial businesses.

•
Net premiums written in our North America Personal P&C Insurance segment increased $51 million, or 4.8 percent, for the three months ended March 31, 2020, due to strong new business written and rate increases across all lines.

•
Net premiums written in our North America Agricultural Insurance segment increased $27 million, or 21.2 percent, for the three months ended March 31, 2020, primarily due to the year-over-year increase in MPCI premiums reflecting less premiums returned to the U.S. government under the premium-sharing formulas. Under the MPCI premium-sharing formulas, we retained more premiums on the 2019 crop year due to higher than expected losses for that year. Net premiums written in the first quarter 2019 was lower due to higher cessions to the U.S. government reflecting the more profitable 2018 crop year. Excluding the increase in MPCI premiums as a result of the premium sharing formulas, net premiums written increased slightly driven by growth in our Chubb Agribusiness unit.

•
Net premiums written in our Overseas General Insurance segment increased $203 million, or $231 million on a constant-dollar basis, for the three months ended March 31, 2020, reflecting growth across all regions and lines of business. P&C lines growth was across all regions and due to new business, retention, and positive rate increases. Personal lines growth was driven by new business written, principally in Latin America and Europe. Accident and health (A&H) lines increased slightly due to new business in Latin America, offset by a decline in Asia, primarily driven by a decline in travel insurance as a result of COVID-19, and the termination of a contract in Thailand.

•
Net premiums written in our Global Reinsurance segment increased $16 million, or $15 million on a constant-dollar basis, for the three months ended March 31, 2020, primarily due to new business written in casualty lines and unfavorable premium adjustments in the prior year, offset by lower property renewals and increased ceded retrocessions.

•
Net premiums written in our Life Insurance segment increased $66 million, or $65 million on a constant-dollar basis, primarily reflecting growth in Latin America, principally driven by our expanded presence in Chile, and Asian international life operations, partially offset by a decline in our North America Combined Insurance business.

Net Premiums Written By Line of Business

	Three Months Ended
				March 31
(in millions of U.S. dollars, except for percentages)	2020	2019	% Change Q-20 vs. Q-19	C$ (1) 2019	C$ (1) % Change Q-20 vs. Q-19
Commercial casualty	$1,341	$1,200	11.8%	$1,198	11.9%
Workers' compensation	586	593	(1.3)%	593	(1.3)%
Professional liability	912	786	15.9%	783	16.5%
Surety	150	152	(1.5)%	151	(0.8)%
Commercial multiple peril (2)	241	219	10.1%	219	10.1%
Property and other short-tail lines	1,334	1,157	15.3%	1,144	16.6%
Total Commercial P&C	4,564	4,107	11.1%	4,088	11.6%

Agriculture	157	130	21.2%	130	21.2%

Personal automobile	441	421	4.8%	428	3.1%
Personal homeowners	773	743	4.0%	743	4.0%
Personal other	418	368	13.7%	363	15.2%
Total Personal lines	1,632	1,532	6.5%	1,534	6.4%
Total Property and Casualty lines	6,353	5,769	10.1%	5,752	10.4%

Global A&H lines (3)	1,067	1,073	(0.6)%	1,064	0.3%
Reinsurance lines	218	202	8.4%	203	7.9%
Life	339	269	26.1%	269	26.1%
Total consolidated	$7,977	$7,313	9.1%	$7,288	9.5%

(1)	On a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency exchange rates as the comparable current period.

(2)	Commercial multiple peril represents retail package business (property and general liability).

(3)
For purposes of this schedule only, A&H results from our Combined North America and International businesses, normally included in the Life Insurance and Overseas General Insurance segments, respectively, as well as the A&H results of our North America Commercial P&C segment, are included in Global A&H lines above.

The increase in net premiums written for the three months ended March 31, 2020 reflects growth across most lines of business.

•
The growth in commercial casualty was due to new business and positive rate increases in North America. In addition, commercial casualty grew internationally due to retention increases and new business across Europe, as well as new business in Latin America.

•	Workers' compensation was adversely impacted by competitive market conditions in North America.

•	The increase in professional liability was due to new business and positive rate increases across all regions.

•	Surety decreased in North America and was partially offset by increases internationally.

•	Commercial multiple peril increased due to higher renewal retention in North America.

•	Property and other short-tail lines increased due to new business and positive rate increases in North America, Europe and Latin America.

•	Personal lines increased due to new business and positive rate increases in North America. Personal lines also increased due to growth in Latin America and Europe.

•
Global A&H lines increased slightly on a constant-dollar basis due to new business in Latin America, offset by declines in Asia, principally from the unfavorable impact of the COVID-19 pandemic, and in our North American Combined Insurance supplemental A&H program.

•	The increase in Life was primarily driven by growth in Latin America, principally driven by our expanded presence in Chile, and Asian international life operations.
For additional information on net premiums written, refer to the segment results discussions.

Net Premiums Earned
Net premiums earned for short-duration contracts, typically P&C contracts, generally reflect the portion of net premiums written that was recorded as revenues for the period as the exposure periods expire. Net premiums earned for long-duration contracts, typically traditional life contracts, generally are recognized as earned when due from policyholders. For the three months ended March 31, 2020, net premiums earned increased $657 million or $680 million on a constant-dollar basis, reflecting the growth in net premiums written described above, including the impact of premiums that were fully earned when written (e.g., large structured transactions and audit and retrospective premium adjustments).

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

	Three Months Ended
	March 31
	2020	2019
Loss and loss expense ratio	59.8%	59.3%
Policy acquisition cost ratio	20.0%	20.3%
Administrative expense ratio	9.3%	9.6%
P&C Combined ratio	89.1%	89.2%

The loss and loss expense ratio increased 0.5 percentage points for the three months ended March 31, 2020, principally due to lower favorable prior period development, partially offset by lower catastrophe losses.

The policy acquisition cost ratio decreased 0.3 percentage points for the three months ended March 31, 2020, due to a change in mix of business towards products and regions that have a lower policy acquisition cost ratio.

The administrative expense ratio decreased 0.3 percentage points for the three months ended March 31, 2020, primarily driven by the favorable impact of higher net premiums earned in the current quarter.

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

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2020	2019
Catastrophe losses (excludes reinstatement premiums)	$237	$250
Favorable prior period development	$118	$204

Catastrophe losses through March 31, 2020 and 2019 were primarily from the following events:

•
2020: Global weather-related events of $224 million (including Tornado in Nashville, Tennessee and other severe weather-related events in the U.S., storms in Australia, Australia wildfires, and other international weather-related events); and COVID-19 pandemic claims of $13 million.

•	2019: Winter-related storms; U.S. flooding, hail, tornadoes and wind events; and storms in Australia.

Favorable prior period development was $118 million for the three months ended March 31, 2020, with 28 percent in long-tail lines, principally from accident years 2016 and prior, and 72 percent in short-tail lines. Favorable development in the current year included a $14 million benefit from crop insurance compared with $61 million in the prior year. This reduction in benefit reflected the challenging 2019 crop year conditions. Refer to the prior period development discussion in Footnote 6 to the Consolidated Financial Statements for additional information.

We generally define catastrophe loss events consistent with the definition of the Property Claims Service (PCS) for events in the U.S. and Canada. PCS defines a catastrophe as an event that causes damage of $25 million or more in insured losses and affects a significant number of insureds. For events outside of the U.S. and Canada, we generally use a similar definition. We also define losses from certain pandemics, such as COVID-19, as a catastrophe loss.

Current Accident Year (CAY) Loss Ratio excluding CATs and CAY P&C Combined Ratio excluding CATs
The following table presents the impact of catastrophe losses and prior period development on our loss and loss expense ratio. Refer to the Non-GAAP Reconciliation section for additional information.

	Three Months Ended
	March 31
	2020	2019
Loss and loss expense ratio	59.8%	59.3%
Catastrophe losses	(3.3)%	(3.8)%
Prior period development	1.7%	3.1%
CAY loss ratio excluding catastrophe losses	58.2%	58.6%

CAY P&C Combined Ratio excluding Catastrophe Losses

	Three Months Ended
	March 31
	2020	2019
CAY Loss and loss expense ratio ex CATs	58.2%	58.6%
CAY Policy acquisition cost ratio ex CATs	20.0%	20.3%
CAY Administrative expense ratio ex CATs	9.3%	9.6%
CAY P&C combined ratio ex CATs	87.5%	88.5%

Policy benefits
Policy benefits represent losses on contracts classified as long-duration and generally include accident and supplemental health products, term and whole life products, endowment products, and annuities. Refer to the Life Insurance segment operating results section for further discussion.

For the three months ended March 31, 2020 and 2019, Policy benefits were $129 million, and $196 million, respectively, which included separate account liabilities (gains) losses of $(56) million and $30 million, respectively. The offsetting movements of these liabilities are recorded in Other (income) expense on the Consolidated statements of operations. Excluding the separate account gains and losses, Policy benefits were $185 million and $166 million for the three months ended March 31, 2020 and 2019, respectively, reflecting growth in new business as described above and our expanded presence in Chile.

Refer to the respective sections for a discussion of Net investment income, Other (income) expense, Net realized gains and losses, Amortization of purchased intangibles, and Income tax expense.

Segment Operating Results – Three Months Ended March 31, 2020 and 2019
We operate through six business segments: North America Commercial P&C Insurance, North America Personal P&C Insurance, North America Agricultural Insurance, Overseas General Insurance, Global Reinsurance, and Life Insurance. For more information on our segments refer to “Segment Information” under Item 1 in our 2019 Form 10-K.

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

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2020	2019	Q-20 vs. Q-19
Net premiums written	$3,252	$2,951	10.2%
Net premiums earned	3,376	3,085	9.4%
Losses and loss expenses	2,181	1,973	10.6%
Policy acquisition costs	492	459	7.1%
Administrative expenses	259	240	7.4%
Underwriting income	444	413	7.6%
Net investment income	516	510	1.3%
Other (income) expense	(3)	(5)	(42.7)%
Segment income	$963	$928	3.8%
Loss and loss expense ratio	64.6%	63.9%	0.7	pts
Policy acquisition cost ratio	14.6%	14.9%	(0.3)	pts
Administrative expense ratio	7.6%	7.8%	(0.2)	pts
Combined ratio	86.8%	86.6%	0.2	pts

Premiums
Net premiums written increased $301 million, or 10.2 percent, for the three months ended March 31, 2020, reflecting positive rate increases, renewal retention and new business written across most retail lines, including property, financial lines, large risk casualty, excess casualty, and commercial multiple peril, as well as in our wholesale and small commercial businesses.

Net premiums earned increased $291 million, or 9.4 percent, for the three months ended March 31, 2020, reflecting the growth in net premiums written described above. The table below shows the impact of large structured transactions as well as other transactions that are fully earned when written (e.g., audit and retrospective premium adjustments).

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2020	2019
Net premiums fully earned when written	$67	$57

Combined Ratio
The loss and loss expense ratio increased 0.7 percentage points for the three months ended March 31, 2020, primarily due to lower favorable prior period development and higher catastrophe losses.

The policy acquisition cost ratio decreased 0.3 percentage points for the three months ended March 31, 2020, primarily due to a change in mix of business towards lower acquisition cost ratio lines and increased cessions under certain reinsurance agreements that resulted in higher ceded acquisition costs benefit than in prior year.

Catastrophe Losses and Prior Period Development

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2020	2019
Catastrophe losses (excludes reinstatement premiums)	$118	$94
Favorable prior period development	$105	$131

Catastrophe losses through March 31, 2020 and 2019 were primarily from the following events:

•	2020: Nashville, Tennessee tornado and other severe weather-related events in the U.S.

•	2019: Winter-related storms and other severe weather-related events in the U.S.

Refer to the prior period development discussion in Note 6 to the Consolidated Financial Statements for additional information.
CAY Loss Ratio excluding Catastrophe Losses

	Three Months Ended
	March 31
	2020	2019
Loss and loss expense ratio	64.6%	63.9%
Catastrophe losses	(3.5)%	(3.0)%
Prior period development	3.1%	4.1%
CAY loss ratio excluding catastrophe losses	64.2%	65.0%

The CAY loss ratio excluding catastrophe losses decreased 0.8 percentage points for the three months ended March 31, 2020, primarily due to the favorable impact of higher net premiums earned in the current quarter.

North America Personal P&C Insurance

The North America Personal P&C Insurance segment comprises operations that provide high net worth personal lines products, including homeowners and complementary products such as valuable articles, excess liability, automobile, and recreational marine insurance and services in the U.S. and Canada.

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2020	2019	Q-20 vs. Q-19
Net premiums written	$1,107	$1,056	4.8%
Net premiums earned	1,200	1,154	3.9%
Losses and loss expenses	683	757	(9.7)%
Policy acquisition costs	245	231	5.8%
Administrative expenses	68	68	—
Underwriting income	204	98	106.6%
Net investment income	66	64	3.8%
Other (income) expense	2	—	NM
Amortization of purchased intangibles	3	3	—
Segment income	$265	$159	66.5%
Loss and loss expense ratio	57.0%	65.5%	(8.5)	pts
Policy acquisition cost ratio	20.4%	20.1%	0.3	pts
Administrative expense ratio	5.6%	5.9%	(0.3)	pts
Combined ratio	83.0%	91.5%	(8.5)	pts
NM – not meaningful
Premiums
Net premiums written increased $51 million, or 4.8 percent, for the three months ended March 31, 2020, due to strong new business written and rate increases across all lines.

Net premiums earned increased $46 million, or 3.9 percent, for the three months ended March 31, 2020, reflecting the growth in net premiums written described above.

Combined Ratio
The loss and loss expense ratio decreased 8.5 percentage points for the three months ended March 31, 2020, primarily due to lower catastrophe losses, partially offset by modest unfavorable prior period development in the current year compared to favorable prior period development in the prior year.

The policy acquisition cost ratio increased 0.3 percentage points for the three months ended March 31, 2020, primarily due to a one-time benefit in the prior year.

The administrative expense ratio decreased 0.3 percentage points for the three months ended March 31, 2020, primarily due to the favorable impact of higher net premiums earned in the current quarter.

Catastrophe Losses and Prior Period Development

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2020	2019
Catastrophe losses (excludes reinstatement premiums)	$21	$129
Favorable (unfavorable) prior period development	$(1)	$10

Catastrophe losses through March 31, 2020 and 2019 were primarily from the following events:

•	2020: Severe weather-related events in the U.S.

•	2019: Winter-related storms and other severe weather-related events in the U.S.

Refer to the prior period development discussion in Note 6 to the Consolidated Financial Statements for additional information.
CAY Loss Ratio excluding Catastrophe Losses

	Three Months Ended
	March 31
	2020	2019
Loss and loss expense ratio	57.0%	65.5%
Catastrophe losses	(1.8)%	(11.2)%
Prior period development	(0.1)%	0.8%
CAY loss ratio excluding catastrophe losses	55.1%	55.1%

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

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2020	2019	Q-20 vs. Q-19
Net premiums written	$157	$130	21.2%
Net premiums earned	94	55	71.8%
Adjusted losses and loss expenses	65	(26)	NM
Policy acquisition costs	11	7	57.3%
Administrative expenses	4	1	173.8%
Underwriting income	14	73	(80.5)%
Net investment income	9	10	(6.7)%
Amortization of purchased intangibles	7	7	—
Segment income	$16	$76	(78.5)%
Loss and loss expense ratio	69.6%	(48.3)%	117.9	pts
Policy acquisition cost ratio	11.1%	12.1%	(1.0)	pts
Administrative expense ratio	4.1%	2.6%	1.5	pts
Combined ratio	84.8%	(33.6)%	118.4	pts
NM – not meaningful

Premiums
Net premiums written increased $27 million, or 21.2 percent, for the three months ended March 31, 2020, primarily due to the year-over-year increase in MPCI premiums reflecting less premiums returned to the U.S. government under the premium-sharing formulas. Under the MPCI premium-sharing formulas, we retained more premiums on the 2019 crop year due to higher than expected losses for that year. Net premiums written in the first quarter 2019 was lower due to higher cessions to the U.S. government reflecting the more profitable 2018 crop year. Excluding the increase in MPCI premiums as a result of the premium sharing formulas, net premiums written increased slightly driven by growth in our Chubb Agribusiness unit.

Net premiums earned increased $39 million, or 71.8 percent, for the three months ended March 31, 2020, reflecting the growth in net premiums written described above.

Combined Ratio
The loss and loss expense ratio was 69.6 percent for the three months ended March 31, 2020, compared to (48.3) percent for the three months ended March 31, 2019. The increase in the loss and loss expense ratio was primarily due to lower favorable prior period development, higher catastrophe losses, higher underlying losses in our Chubb Agribusiness unit and the year-over-year impact of crop derivative losses.

The policy acquisition cost ratio decreased 1.0 percentage point for the three months ended March 31, 2020, primarily due to the year-over-year impact of higher earned premium retention as a result of the premium sharing formula under the U.S. government, which does not impact acquisition costs.

The administrative expense ratio increased 1.5 percentage points for the three months ended March 31, 2020, primarily due to normal operating expense and inflationary increases and a reduction in the current year Administrative and Operating (A&O) reimbursements on the MPCI business we earned under the government program.

Catastrophe Losses and Prior Period Development

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2020	2019
Catastrophe losses (excludes reinstatement premiums)	$8	$2
Favorable prior period development	$14	$61

Catastrophe losses through March 31, 2020 and 2019 were primarily from severe weather-related events in the U.S. in our farm, ranch, and specialty P&C businesses.

Refer to the prior period development discussion in Note 6 to the Consolidated Financial Statements for additional information.

For the three months ended March 31, 2020, net favorable prior period development was $14 million which included $17 million of favorable incurred losses due to lower than expected MPCI losses for the 2019 crop year, partially offset by a $3 million decrease in net premiums earned related to the MPCI profit and loss calculation formula. For the three months ended March 31, 2019, net favorable prior period development was $61 million which included $90 million of favorable incurred losses and $3 million of lower acquisition costs due to lower than expected MPCI losses for the 2018 crop year, partially offset by a $32 million decrease in net premiums earned related to the MPCI profit and loss calculation formula.
CAY Loss Ratio excluding Catastrophe Losses

	Three Months Ended
	March 31
	2020	2019
Loss and loss expense ratio	69.6%	(48.3)%
Catastrophe losses	(8.9)%	(4.1)%
Prior period development	15.5%	123.5%
CAY loss ratio excluding catastrophe losses	76.2%	71.1%

The CAY loss ratio excluding catastrophe losses increased 5.1 percentage points for the three months ended March 31, 2020, principally due to higher underlying losses of $3 million, or 2.8 percentage points, in our Chubb Agribusiness unit and $2 million, or 1.7 percentage points, related to the year-over-year impact of crop derivative losses.

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

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2020	2019	Q-20 vs. Q-19
Net premiums written	$2,598	$2,395	8.5%
Net premiums earned	2,307	2,114	9.2%
Losses and loss expenses	1,258	1,106	13.7%
Policy acquisition costs	642	596	7.7%
Administrative expenses	258	249	3.8%
Underwriting income	149	163	(8.2)%
Net investment income	145	144	0.2%
Other (income) expense	4	4	—
Amortization of purchased intangibles	12	11	5.0%
Segment income	$278	$292	(4.7)%
Net premiums written - constant dollars (1)			9.7%
Net premiums earned - constant dollars (1)			10.5%
Underwriting income - constant dollars (1)			(7.1)%
Loss and loss expense ratio	54.5%	52.3%	2.2	pts
Policy acquisition cost ratio	27.8%	28.2%	(0.4)	pts
Administrative expense ratio	11.2%	11.8%	(0.6)	pts
Combined ratio	93.5%	92.3%	1.2	pts

Net Premiums Written by Region	Three months ended March 31
(in millions of U.S. dollars, except for percentages)	2020	2020 % of Total	2019	2019 % of Total	C$ (1) 2019	Q-20 vs. Q-19	C$ (1) Q-20 vs. Q-19
Region
Europe	$1,228	47%	$1,106	46%	$1,095	11.1%	12.2%
Latin America	583	22%	533	22%	522	9.4%	11.7%
Asia	688	27%	669	28%	663	2.9%	3.7%
Other (2)	99	4%	87	4%	87	12.6%	13.4%
Net premiums written	$2,598	100%	$2,395	100%	$2,367	8.5%	9.7%

(1)	On a constant-dollar basis, amounts are calculated by translating prior period results using the same local currency exchange rates as the comparable current period.

(2)	Comprises Combined International, Eurasia and Africa region, and other international.

Premiums
Net premiums written increased $203 million, or $231 million on a constant-dollar basis, for the three months ended March 31, 2020, reflecting growth across all regions and lines of business. P&C lines growth was across all regions and due to new business, retention, and positive rate increases. Personal lines growth was driven by new business written, principally in Latin America and Europe. Accident and health (A&H) lines increased slightly due to new business in Latin America, offset by a decline in Asia, primarily driven by a decline in travel insurance as a result of COVID-19, and the termination of a contract in Thailand.

Net premiums earned increased $193 million, or $220 million on a constant-dollar basis, for the three months ended March 31, 2020, reflecting the increase in net premiums written.

Combined Ratio
The loss and loss expense ratio increased 2.2 percentage points for the three months ended March 31, 2020, primarily due to higher catastrophe losses.

The policy acquisition cost ratio decreased 0.4 percentage points for the three months ended March 31, 2020, due to a change in mix of business towards products and regions that have a lower policy acquisition cost ratio.

The administrative expense ratio decreased 0.6 percentage points for the three months ended March 31, 2020, primarily driven by the favorable impact of higher net premiums earned in the current quarter.

Catastrophe Losses and Prior Period Development

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2020	2019
Catastrophe losses (excludes reinstatement premiums)	$90	$25
Favorable prior period development	$4	$4

Catastrophe losses through March 31, 2020 and 2019 were primarily from the following events:

•	2020: Storms in Australia, Australia wildfires, and other international weather-related events; and COVID-19 pandemic claims of $13 million.

•	2019: Storms in Australia and other international weather-related events

Refer to the prior period development discussion in Note 6 to the Consolidated Financial Statements for additional information.

CAY Loss Ratio excluding Catastrophe Losses

	Three Months Ended
	March 31
	2020	2019
Loss and loss expense ratio	54.5%	52.3%
Catastrophe losses	(3.8)%	(1.2)%
Prior period development	0.1%	0.2%
CAY loss ratio excluding catastrophe losses	50.8%	51.3%

The CAY loss ratio excluding catastrophe losses decreased 0.5 percentage points for the three months ended March 31, 2020, due to a change in mix of business towards products and regions that have a lower loss and loss expense ratio.

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

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2020	2019	Q-20 vs. Q-19
Net premiums written	$218	$202	8.4%
Net premiums earned	186	168	10.4%
Losses and loss expenses	87	76	12.3%
Policy acquisition costs	45	43	6.5%
Administrative expenses	10	10	—
Underwriting income	44	39	13.8%
Net investment income	54	56	(5.0)%
Other (income) expense	(15)	(9)	71.2%
Segment income	$113	$104	8.3%
Net premiums written - constant dollars (1)			7.9%
Net premiums earned - constant dollars (1)			10.2%
Underwriting income - constant dollars (1)			14.9%
Loss and loss expense ratio	46.5%	45.7%	0.8	pts
Policy acquisition cost ratio	24.5%	25.4%	(0.9)	pts
Administrative expense ratio	5.1%	5.7%	(0.6)	pts
Combined ratio	76.1%	76.8%	(0.7)	pts

(1)	On a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency rates as the comparable current period.

Premiums
Net premiums written increased $16 million, or $15 million on a constant-dollar basis, for the three months ended March 31, 2020 primarily due to new business written in casualty lines and unfavorable premium adjustments in the prior year, offset by lower property renewals and increased ceded retrocessions.

Net premiums earned increased $18 million, or $17 million on a constant-dollar basis, for the three months ended March 31, 2020 principally reflecting the increase in net premiums written described above.
Combined Ratio
The loss and loss expense ratio increased 0.8 percentage points for the three months ended March 31, 2020, mainly from lower favorable prior period development.

The policy acquisition cost ratio decreased 0.9 percentage points for the three months ended March 31, 2020, primarily due to favorable commission benefits on increased ceded retrocessions and favorable change in mix of business.

The administrative expense ratio decreased 0.6 percentage points for the three months ended March 31, 2020, primarily driven by the favorable impact of higher net premiums earned in the current quarter.

Catastrophe Losses and Prior Period Development

	Three Months Ended
	March 31
(in millions of U.S dollars)	2020	2019
Catastrophe losses (excludes reinstatement premiums)	$—	$—
Favorable prior period development	$7	$8

Refer to the prior period development discussion in Note 6 to the Consolidated Financial Statements for additional information.

CAY Loss Ratio excluding Catastrophe Losses

	Three Months Ended
	March 31
	2020	2019
Loss and loss expense ratio	46.5%	45.7%
Catastrophe losses	—	—
Prior period development	3.9%	4.8%
CAY loss ratio excluding catastrophe losses	50.4%	50.5%

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

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2020	2019	Q-20 vs. Q-19
Net premiums written	$645	$579	11.4%
Net premiums earned	631	561	12.6%
Losses and loss expenses	202	202	—
Adjusted policy benefits	185	166	11.4%
Policy acquisition costs	180	128	40.8%
Administrative expenses	76	79	(3.1)%
Net investment income	95	89	6.4%
Life Insurance underwriting income	83	75	9.6%
Other (income) expense	(12)	(10)	23.9%
Amortization of purchased intangibles	1	—	94.6%
Segment income	$94	$85	10.6%
Net premiums written - constant dollars (1)			11.3%
Net premiums earned - constant dollars (1)			12.5%
Life Insurance underwriting income - constant dollars (1)			9.2%

(1)	On a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency rates as the comparable current period.

Premiums
For the three months ended March 31, 2020, net premiums written increased $66 million, or $65 million on a constant-dollar basis, primarily reflecting growth in Latin America, principally driven by our expanded presence in Chile, and Asian international life operations, partially offset by a decline in our North America Combined Insurance business.
Deposits
The following table presents deposits collected on universal life and investment contracts:

	Three Months Ended
	March 31			% Change
(in millions of U.S. dollars, except for percentages)	2020	2019	C$ (1) 2019	Q-20 vs. Q-19	C$ (1) Q-20 vs. Q-19
Deposits collected on Universal life and investment contracts	$443	$321	$325	37.9%	36.7%

(1)	On a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency exchange rates as the comparable current period.

Deposits collected on universal life and investment contracts (life deposits) are not reflected as revenues in our Consolidated statements of operations in accordance with GAAP. New life deposits are an important component of production, and although they do not significantly affect current period income from operations, they are key to our efforts to grow our business. Life deposits collected increased for the three months ended March 31, 2020 primarily due to growth in Taiwan.

Life Insurance underwriting income and Segment income
Life Insurance underwriting income increased $8 million for the three months ended March 31, 2020 due to higher net investment income. Segment income for the three months ended March 31, 2020 included $4 million from our operations in Chile. Additionally, segment income included other income of $12 million and $10 million for the three months ended March 31, 2020 and 2019, respectively, principally due to our share of net income from Huatai Life, our partially-owned life insurance entity in China.

Corporate

Corporate results primarily include the results of our non-insurance companies, income and expenses not attributable to reportable segments and loss and loss expenses of asbestos and environmental (A&E) liabilities and certain other non-A&E run-off exposures.

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2020	2019	Q-20 vs. Q-19
Losses and loss expenses	$11	$11	0.4%
Administrative expenses	66	63	5.5%
Underwriting loss	77	74	5.0%
Net investment income (loss)	(24)	(37)	(37.4)%
Interest expense	132	140	(5.3)%
Net realized gains (losses)	(956)	(96)	NM
Other (income) expense	23	11	104.1%
Amortization of purchased intangibles	50	55	(7.0)%
Chubb integration expenses	—	3	NM
Income tax expense	215	188	14.4%
Net loss	$(1,477)	$(604)	144.6%
NM - not meaningful

Losses and loss expenses in both years were primarily related to unallocated loss adjustment expenses of the A&E claim operations.

Administrative expenses increased $3 million for the three months ended March 31, 2020 primarily due to higher global advertising expenses.

Refer to the respective sections for a discussion of Net investment income, Net realized gains and losses, Other (income) expense, Amortization of purchased intangibles, and Income tax expense.

Net Realized and Unrealized Gains (Losses)
We take a long-term view with our investment strategy, and our investment managers manage our investment portfolio to maximize total return within certain specific guidelines designed to minimize risk. The majority of our investment portfolio is available for sale and reported at fair value. Our held to maturity investment portfolio is reported at amortized cost, net of valuation allowance.

The effect of market movements on our fixed maturities portfolio impacts Net income (through Net realized gains (losses)) when securities are sold, when we write down an asset because we intend to sell the security, or when we record a change to the allowance for expected credit losses. For a further discussion related to how we assess the allowance for expected credit losses and the related impact on Net income, refer to Note 3 c) to the Consolidated Financial Statements. Additionally, Net income is impacted through the reporting of changes in the fair value of equity securities and private equity securities where we own less than three percent and derivatives, including financial futures, options, swaps, and GLB reinsurance. Changes in unrealized appreciation and depreciation on available for sale securities, resulting from the revaluation of securities held, changes in cumulative foreign currency translation adjustment, and unrealized postretirement benefit liability adjustment, are reported as separate components of Accumulated other comprehensive income (loss) in Shareholders’ equity in the Consolidated balance sheets.

The following table presents our net realized and unrealized gains (losses):

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
(in millions of U.S. dollars)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact
Fixed maturities	$(319)	$(2,160)	$(2,479)	$(44)	$1,889	$1,845
Fixed income and equity derivatives	15	—	15	(130)	—	(130)
Public equity
Sales	(24)	—	(24)	1	—	1
Mark-to-market	(5)	—	(5)	57	—	57
Private equity (less than 3 percent ownership)
Sales	—	—	—	(2)	—	(2)
Mark-to-market	5	—	5	(42)	—	(42)
Total investment portfolio	(328)	(2,160)	(2,488)	(160)	1,889	1,729
Variable annuity reinsurance derivative transactions, net of applicable hedges	(560)	—	(560)	51	—	51
Other derivatives	(2)	—	(2)	(1)	—	(1)
Foreign exchange	(68)	(859)	(927)	13	147	160
Other	—	(14)	(14)	—	(27)	(27)
Net gains (losses), pre-tax	$(958)	$(3,033)	$(3,991)	$(97)	$2,009	$1,912

Pre-tax net losses of $3,991 million for the three months ended March 31, 2020 reflected the financial market volatility in the credit, equity and foreign exchange markets, driven by the impact of the COVID-19 global pandemic. The $2,488 million loss in our investment portfolio was principally a result of the widening credit spreads, including a $150 million realized loss related to expected credit losses of certain securities and $121 million of impairments for securities we intend to sell subsequent to March 31, 2020. The $927 million foreign exchange loss reflected the strengthening of the U.S. dollar against most major currencies. The $560 million realized loss in our variable annuity reinsurance portfolio was principally driven by lower global equities levels, as discussed below.

The variable annuity reinsurance derivative transactions resulted in realized losses of $560 million for the three months ended March 31, 2020, reflecting a net increase in the fair value of GLB liabilities of $685 million. The net increase in the fair value of GLB liabilities was principally due to lower global equity market levels. In addition, we maintain positions in derivative instruments that decrease in fair value when the S&P 500 index increases. There were realized gains of $125 million for the three months ended March 31, 2020, related to these derivative instruments.

The variable annuity reinsurance derivative transactions resulted in realized gains of $51 million for the three months ended March 31, 2019, reflecting a net decrease in the fair value of GLB liabilities of $114 million. The decrease in the fair value of GLB liabilities was primarily due to higher global equity market levels, partially offset by lower interest rates. In addition, we maintain positions in derivative instruments that decrease in fair value when the S&P 500 index increases. There were realized losses of $63 million for the three months ended March 31, 2019, related to these derivative instruments.

Effective Income Tax Rate
Our effective income tax rate reflects a mix of income or losses in jurisdictions with a wide range of tax rates, permanent differences between US GAAP and local tax laws, and the timing of recording discrete items. A change in the geographic mix of earnings could impact our effective tax rate.

For the three months ended March 31, 2020, our effective income tax rate was 46.0 percent compared to 15.3 percent, in the prior year period. The effective income tax rate in the current year was higher compared to the prior year period primarily due to a higher percentage of realized losses generated in lower tax jurisdictions and discrete tax expense on employee benefit programs.

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

The following table presents a reconciliation of Policy benefits to Adjusted policy benefits:

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2020	2019
Policy benefits	$129	$196
Add: (Gains) losses from fair value changes in separate account assets	56	(30)
Adjusted policy benefits	$185	$166

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

P&C combined ratio is the sum of the loss and loss expense ratio, policy acquisition cost ratio and the administrative expense ratio excluding the life business and including the realized gains and losses on the crop derivatives. These derivatives were purchased to provide economic benefit, in a manner similar to reinsurance protection, in the event that a significant decline in commodity pricing impacts underwriting results. We view gains and losses on these derivatives as part of the results of our underwriting operations.

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

	Three Months Ended
	March 31
(in millions of U.S. dollars, except for percentage points)	2020	2019
Actual level of CATs - pre-tax	$237	$250
Less: Expected level of CATs - pre-tax	224	206
CATs above expected level - pre-tax	$13	$44
Adverse impact of CATs above an expected level on combined ratio	0.2%	0.6%

The following tables present the calculation of combined ratio, as reported for each segment to P&C combined ratio, adjusted for catastrophe losses (CATs) and PPD:

		North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Corporate	Total P&C
Three Months Ended
March 31, 2020
(in millions of U.S. dollars except for ratios)
Numerator
Losses and loss expenses
Losses and loss expenses		$2,181	$683	$63	$1,258	$87	$11	$4,283
Realized (gains) losses on crop derivatives		—	—	2	—	—	—	2
Adjusted losses and loss expenses	A	$2,181	$683	$65	$1,258	$87	$11	$4,285
Catastrophe losses and related adjustments
Catastrophe losses, net of related adjustments		(118)	(21)	(8)	(90)	—	—	(237)
Reinstatement premiums collected (expensed) on catastrophe losses		—	—	—	—	—	—	—
Catastrophe losses, gross of related adjustments		(118)	(21)	(8)	(90)	—	—	(237)
PPD and related adjustments
PPD, net of related adjustments - favorable (unfavorable)		105	(1)	14	4	7	(11)	118
Net premiums earned adjustments on PPD - unfavorable (favorable)		—	—	3	—	—	—	3
Expense adjustments - unfavorable (favorable)		(1)	—	—	—	—	—	(1)
PPD, gross of related adjustments - favorable (unfavorable)		104	(1)	17	4	7	(11)	120
CAY loss and loss expense ex CATs	B	$2,167	$661	$74	$1,172	$94	$—	$4,168
Policy acquisition costs and administrative expenses
Policy acquisition costs and administrative expenses	C	$751	$313	$15	$900	$55	$66	$2,100
Expense adjustments - favorable (unfavorable)		1	—	—	—	—	—	1
Policy acquisition costs and administrative expenses, adjusted	D	$752	$313	$15	$900	$55	$66	$2,101
Denominator
Net premiums earned	E	$3,376	$1,200	$94	$2,307	$186		$7,163
Net premiums earned adjustments on PPD - unfavorable (favorable)		—	—	3	—	—		3
Net premiums earned excluding adjustments	F	$3,376	$1,200	$97	$2,307	$186		$7,166
P&C Combined ratio
Loss and loss expense ratio	A/E	64.6%	57.0%	69.6%	54.5%	46.5%		59.8%
Policy acquisition cost and administrative expense ratio	C/E	22.2%	26.0%	15.2%	39.0%	29.6%		29.3%
P&C Combined ratio		86.8%	83.0%	84.8%	93.5%	76.1%		89.1%
CAY P&C Combined ratio ex CATs
Loss and loss expense ratio, adjusted	B/F	64.2%	55.1%	76.2%	50.8%	50.4%		58.2%
Policy acquisition cost and administrative expense ratio, adjusted	D/F	22.3%	26.1%	14.7%	39.0%	29.6%		29.3%
CAY P&C Combined ratio ex CATs		86.5%	81.2%	90.9%	89.8%	80.0%		87.5%
Combined ratio
Combined ratio								89.1%
Add: impact of gains and losses on crop derivatives								—
P&C Combined ratio								89.1%
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
Three Months Ended
March 31, 2019
(in millions of U.S. dollars except for ratios)
Numerator
Losses and loss expenses
Losses and loss expenses		$1,973	$757	$(27)	$1,106	$76	$11	$3,896
Realized (gains) losses on crop derivatives		—	—	1	—	—	—	1
Adjusted losses and loss expenses	A	$1,973	$757	$(26)	$1,106	$76	$11	$3,897
Catastrophe losses and related adjustments
Catastrophe losses, net of related adjustments		(94)	(129)	(2)	(25)	—	—	(250)
Reinstatement premiums collected (expensed) on catastrophe losses		—	—	—	—	—	—	—
Catastrophe losses, gross of related adjustments		(94)	(129)	(2)	(25)	—	—	(250)
PPD and related adjustments
PPD, net of related adjustments - favorable (unfavorable)		131	10	61	4	8	(10)	204
Net premiums earned adjustments on PPD - unfavorable (favorable)		2	—	32	—	—	—	34
Expense adjustments - unfavorable (favorable)		(4)	—	(3)	—	—	—	(7)
PPD reinstatement premiums - unfavorable (favorable)		—	(3)	—	—	—	—	(3)
PPD, gross of related adjustments - favorable (unfavorable)		129	7	90	4	8	(10)	228
CAY loss and loss expense ex CATs	B	$2,008	$635	$62	$1,085	$84	$1	$3,875
Policy acquisition costs and administrative expenses
Policy acquisition costs and administrative expenses	C	$699	$299	$8	$845	$53	$63	$1,967
Expense adjustments - favorable (unfavorable)		4	—	3	—	—	—	7
Policy acquisition costs and administrative expenses, adjusted	D	$703	$299	$11	$845	$53	$63	$1,974
Denominator
Net premiums earned	E	$3,085	$1,154	$55	$2,114	$168		$6,576
Net premiums earned adjustments on PPD - unfavorable (favorable)		2	—	32	—	—		34
PPD reinstatement premiums - unfavorable (favorable)		—	(3)	—	—	—		(3)
Net premiums earned excluding adjustments	F	$3,087	$1,151	$87	$2,114	$168		$6,607
P&C Combined ratio
Loss and loss expense ratio	A/E	63.9%	65.5%	(48.3)%	52.3%	45.7%		59.3%
Policy acquisition cost and administrative expense ratio	C/E	22.7%	26.0%	14.7%	40.0%	31.1%		29.9%
P&C Combined ratio		86.6%	91.5%	(33.6)%	92.3%	76.8%		89.2%
CAY P&C Combined ratio ex CATs
Loss and loss expense ratio, adjusted	B/F	65.0%	55.1%	71.1%	51.3%	50.5%		58.6%
Policy acquisition cost and administrative expense ratio, adjusted	D/F	22.8%	26.0%	12.8%	40.0%	31.0%		29.9%
CAY P&C Combined ratio ex CATs		87.8%	81.1%	83.9%	91.3%	81.5%		88.5%
Combined ratio
Combined ratio								89.2%
Add: impact of gains and losses on crop derivatives								—
P&C Combined ratio								89.2%
Note: The ratios above are calculated using whole U.S. dollars. Accordingly, calculations using rounded amounts may differ. Letters A, B, C, D, E, and F included in the table are references for calculating the ratios above.

Other Income and Expense

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2020	2019
Equity in net income of partially-owned entities (1)	$29	$22
Gains (losses) from fair value changes in separate account assets (2)	(56)	30
Federal excise and capital taxes	(6)	(6)
Other	(22)	(7)
Total	$(55)	$39

(1)
Equity in net income of partially-owned entities includes $18 million and $11 million attributable to our investments in Huatai (Huatai Group, Huatai P&C, and Huatai Life) for the three months ended March 31, 2020 and 2019, respectively

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

Amortization of purchased intangibles and Other amortization
Amortization expense related to purchased intangibles was $73 million and $76 million for the three months ended March 31, 2020 and 2019, respectively, and principally relates to the Chubb Corp acquisition. The decrease in amortization expense of purchased intangibles reflects lower intangible amortization expense related to agency distribution relationships and renewal rights.

Amortization expense for the remainder of 2020 is expected to be $213 million, or $71 million each quarter.

The following table presents, as of March 31, 2020, the estimated pre-tax amortization expense (benefit) of purchased intangibles, at current foreign currency exchange rates, for the second through fourth quarters of 2020 and the next five years:

	Associated with the Chubb Corp Acquisition
For the Years Ending December 31 (in millions of U.S. dollars)	Agency distribution relationships and renewal rights	Fair value adjustment on Unpaid losses and loss expenses	Total (1)	Other intangible assets (2)	Total Amortization of purchased intangibles
Second quarter of 2020	$59	$(9)	$50	$21	$71
Third quarter of 2020	59	(9)	50	21	71
Fourth quarter of 2020	59	(9)	50	21	71
2021	215	(20)	195	82	277
2022	196	(14)	182	92	274
2023	177	(6)	171	90	261
2024	159	(5)	154	85	239
2025	144	(5)	139	83	222
Total	$1,068	$(77)	$991	$495	$1,486

(1)	Recorded in Corporate.

(2)	Recorded in applicable segment(s) that acquired the intangible assets.

Reduction of deferred tax liability associated with intangible assets related to Other intangible assets (excluding the fair value adjustment on Unpaid losses and loss expense)
At March 31, 2020, the deferred tax liability associated with Other intangible assets (excluding the fair value adjustment on Unpaid losses and loss expense) was $1,304 million.

The following table presents, as of March 31, 2020, the expected reduction of the deferred tax liability associated with Other intangible assets (which reduces as agency distribution relationships and renewal rights and other intangible assets amortize), at current foreign currency exchange rates, for the second through fourth quarters of 2020 and for the next five years:

For the Years Ending December 31 (in millions of U.S. dollars)	Reduction to deferred tax liability associated with intangible assets
Second quarter of 2020	$18
Third quarter of 2020	18
Fourth quarter of 2020	17
2021	66
2022	64
2023	59
2024	54
2025	49
Total	$345

Amortization of the fair value adjustment on acquired invested assets and assumed long-term debt
The following table presents at March 31, 2020, the expected amortization expense of the fair value adjustment on acquired invested assets, at current foreign currency exchange rates, and the expected amortization benefit from the amortization of the fair value adjustment on assumed long-term debt for the second through fourth quarters of 2020 and for the next five years:

	Amortization (expense) benefit of the fair value adjustment on
For the Years Ending December 31 (in millions of U.S. dollars)	Acquired invested assets (1)	Assumed long-term debt (2)
Second quarter of 2020	$(32)	$5
Third quarter of 2020	(30)	5
Fourth quarter of 2020	(28)	6
2021	(110)	21
2022	(96)	21
2023	—	21
2024	—	21
2025	—	21
Total	$(296)	$121

(1)	Recorded as a reduction to Net investment income in the Consolidated statements of operations.

(2)	Recorded as a reduction to Interest expense in the Consolidated statements of operations.

The estimate of amortization expense of the fair value adjustment on acquired invested assets could vary materially based on current market conditions, bond calls, overall duration of the acquired investment portfolio, and foreign exchange.

Net Investment Income

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2020	2019
Fixed maturities (1)	$851	$820
Short-term investments	17	24
Other interest income	9	6
Equity securities	9	7
Other investments	20	22
Gross investment income	906	879
Investment expenses	(45)	(43)
Net investment income	$861	$836
(1) Includes amortization expense related to fair value adjustment on acquired invested assets related to the Chubb Corp acquisition	$(32)	$(46)

Net investment income is influenced by a number of factors including the amounts and timing of inward and outward cash flows, the level of interest rates, and changes in overall asset allocation. Net investment income increased 3.1 percent for the three months ended March 31, 2020 primarily due to higher average invested assets, partially offset by lower reinvestment rates on new and reinvested assets and lower private equity distributions.

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

	Three Months Ended March 31
(in millions of U.S. dollars)	2020	2019
Total mark-to-market on private equity, pre-tax	$(7)	$(47)

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

The average duration of our fixed income securities, including the effect of options and swaps, was 3.9 years and 3.8 years at March 31, 2020 and December 31, 2019, respectively. We estimate that a 100 basis point (bps) increase in interest rates would reduce the valuation of our fixed income portfolio by approximately $3.8 billion at March 31, 2020.
We established credit loss valuation allowances as a result of our adoption of guidance on Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (CECL) on January 1, 2020. During the first quarter of 2020, worldwide social and economic activity became severely impacted by the spread and threat of COVID-19. Credit allowances increased by $150 million, principally in our Available for sale portfolio, for the three months ended March 31, 2020. The adverse impact to our credit allowances were mitigated despite the significant economic downturn primarily due to the overall high credit quality of the portfolio, as noted above, and the stabilization of the valuation of investment grade securities due to measures announced by the U.S. Federal Reserve, including programs to support corporate and asset backed securities.
The following table shows the fair value and cost/amortized cost, net of valuation allowance, of our invested assets:

	March 31, 2020		December 31, 2019
(in millions of U.S. dollars)	Fair Value	Cost/ Amortized Cost, Net	Fair Value	Cost/ Amortized Cost
Fixed maturities available for sale	$81,530	$80,783	$85,488	$82,580
Fixed maturities held to maturity	12,471	12,025	13,005	12,581
Short-term investments	3,586	3,582	4,291	4,291
	97,587	96,390	102,784	99,452
Equity securities	2,068	2,068	812	812
Other investments	6,075	6,075	6,062	6,062
Total investments	$105,730	$104,533	$109,658	$106,326
The fair value of our total investments decreased $3.9 billion during the three months ended March 31, 2020, primarily due to unrealized depreciation, the payment of collateralized deposits for the purchase of additional ownership in Huatai Group and unfavorable foreign exchange movement. This decrease was partially offset by the investing of operating cash flows.
The following tables present the market value of our fixed maturities and short-term investments at March 31, 2020 and December 31, 2019. The first table lists investments according to type and second according to S&P credit rating:

	March 31, 2020		December 31, 2019
(in millions of U.S. dollars, except for percentages)	Market Value	% of Total	Market Value	% of Total
Treasury / Agency	$4,296	4%	$4,630	5%
Corporate and asset-backed	32,990	33%	34,259	33%
Mortgage-backed	20,252	21%	21,588	21%
Municipal	12,276	13%	12,824	12%
Non-U.S.	24,187	25%	25,192	25%
Short-term investments	3,586	4%	4,291	4%
Total	$97,587	100%	$102,784	100%
AAA	$14,578	15%	$15,714	15%
AA	35,442	36%	37,504	37%
A	18,378	19%	19,236	19%
BBB	13,618	14%	13,650	13%
BB	8,661	9%	9,474	9%
B	6,487	7%	6,897	7%
Other	423	—	309	—
Total	$97,587	100%	$102,784	100%

Corporate and asset-backed securities
The following table presents our 10 largest global exposures to corporate bonds by market value at March 31, 2020:

(in millions of U.S. dollars)	Market Value
Wells Fargo & Co	$670
Bank of America Corp	614
JP Morgan Chase & Co	560
Comcast Corp	452
Morgan Stanley	417
AT&T Inc	388
Verizon Communications Inc	387
HSBC Holdings Plc	381
Citigroup Inc	378
Goldman Sachs Group Inc	360

Mortgage-backed securities

The following table shows the market value and amortized cost, net of valuation allowance, of our mortgage-backed securities:

	S&P Credit Rating					Market Value	Amortized Cost, Net
March 31, 2020 (in millions of U.S. dollars)	AAA	AA	A	BBB	BB and below	Total	Total
Agency residential mortgage-backed (RMBS)	$130	$16,541	$—	$—	$—	$16,671	$15,749
Non-agency RMBS	167	38	72	11	9	297	304
Commercial mortgage-backed	2,887	263	128	6	—	3,284	3,285
Total mortgage-backed securities	$3,184	$16,842	$200	$17	$9	$20,252	$19,338

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

Our non-U.S. investment grade fixed income portfolios are currency-matched with the insurance liabilities of our non-U.S. operations. The average credit quality of our non-U.S. fixed income securities is A and 48 percent of our holdings are rated AAA or guaranteed by governments or quasi-government agencies. Within the context of these investment portfolios, our government and corporate bond holdings are highly diversified across industries and geographies. Issuer limits are based on credit rating (AA—two percent, A—one percent, BBB—0.5 percent of the total portfolio) and are monitored daily via an internal compliance system. We manage our indirect exposure using the same credit rating based investment approach. Accordingly, we do not believe our indirect exposure is material.

The following table summarizes the market value and amortized cost, net of valuation allowance, of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. government securities at March 31, 2020:

(in millions of U.S. dollars)	Market Value	Amortized Cost,Net
Republic of Korea	$1,040	$923
United Kingdom	854	820
Canada	808	774
Province of Ontario	630	604
Kingdom of Thailand	575	500
Federative Republic of Brazil	515	501
Province of Quebec	496	469
United Mexican States	427	422
Socialist Republic of Vietnam	371	269
Commonwealth of Australia	357	306
Other Non-U.S. Government Securities	4,796	4,777
Total	$10,869	$10,365
The following table summarizes the market value and amortized cost, net of valuation allowance, of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. corporate securities at March 31, 2020:

(in millions of U.S. dollars)	Market Value	Amortized Cost, Net
United Kingdom	$2,169	$2,174
Canada	1,665	1,690
France	1,110	1,112
United States (1)	1,023	1,074
Australia	738	719
Netherlands	622	614
Japan	601	599
Germany	517	519
Switzerland	510	511
China	411	410
Other Non-U.S. Corporate Securities	3,952	4,071
Total	$13,318	$13,493

(1)
The countries that are listed in the non-U.S. corporate fixed income portfolio above represent the ultimate parent company's country of risk. Non-U.S. corporate securities could be issued by foreign subsidiaries of U.S. corporations.

Below-investment grade corporate fixed income portfolio
Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss from default by the borrower is greater with below-investment grade securities. Below-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than investment grade issuers. At March 31, 2020, our corporate fixed income investment portfolio included below-investment grade and non-rated securities which, in total, comprised approximately 14 percent of our fixed income portfolio. Our below-investment grade and non-rated portfolio includes over 1,300 issuers, with the greatest single exposure being $150 million.

We manage high-yield bonds as a distinct and separate asset class from investment grade bonds. The allocation to high-yield bonds is explicitly set by internal management and is targeted to securities in the upper tier of credit quality (BB/B). Our minimum rating for initial purchase is BB/B. Thirteen external investment managers are responsible for high-yield security selection and portfolio construction. Our high-yield managers have a conservative approach to credit selection and very low historical default experience. Holdings are highly diversified across industries and generally subject to a 1.5 percent issuer limit as a percentage of high-yield allocation. We monitor position limits daily through an internal compliance system. Derivative and structured securities (e.g., credit default swaps and collateralized loan obligations) are not permitted in the high-yield portfolio.

Critical Accounting Estimates
As of March 31, 2020, there were no material changes to our critical accounting estimates. For a full discussion of our critical accounting estimates, refer to Item 7 in our 2019 Form 10-K.

Reinsurance recoverable on ceded reinsurance

	March 31, 2020		December 31, 2019
(in millions of U.S. dollars)	Net Reinsurance Recoverable (1)	Valuation allowance	Net Reinsurance Recoverable (1)	Valuation allowance
Reinsurance recoverable on unpaid losses and loss expenses	$14,040	$238	$14,181	$240
Reinsurance recoverable on paid losses and loss expenses	858	67	1,000	76
Reinsurance recoverable on losses and loss expenses	$14,898	$305	$15,181	$316
Reinsurance recoverable on policy benefits	$196	$4	$197	$4

(1)	Net of valuation allowance for uncollectible reinsurance.
The decrease in reinsurance recoverable on losses and loss expenses was primarily due to foreign currency movement and crop activity.

We evaluate the financial condition of our reinsurers and potential reinsurers on a regular basis and also monitor concentrations of credit risk with reinsurers. The valuation allowance for uncollectible reinsurance is required principally due to the potential failure of reinsurers to indemnify Chubb, primarily because of disputes under reinsurance contracts and insolvencies. We have established a valuation allowance for amounts estimated to be uncollectible on both unpaid and paid losses as well as future policy benefits.

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

The following table presents a roll-forward of our unpaid losses and loss expenses:

(in millions of U.S. dollars)	Gross Losses	Reinsurance Recoverable (1)	Net Losses
Balance at December 31, 2019	$62,690	$14,181	$48,509
Losses and loss expenses incurred	5,569	1,084	4,485
Losses and loss expenses paid	(5,345)	(1,090)	(4,255)
Other (including foreign exchange translation)	(700)	(135)	(565)
Balance at March 31, 2020	$62,214	$14,040	$48,174

(1)	Net of valuation allowance for uncollectible reinsurance.

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

Refer to Note 6 to the Consolidated Financial Statements for a discussion on the changes in the loss reserves.

Asbestos and Environmental (A&E)
There was no significant A&E reserve activity during the three months ended March 31, 2020. A&E reserves are included in Corporate. Refer to our 2019 Form 10-K for further information on our A&E exposures.

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

Catastrophe management
We actively monitor and manage our catastrophe risk accumulation around the world such as setting risk limits based on probable maximum loss (PML) and purchasing catastrophe reinsurance. The table below presents our modeled pre-tax estimates of natural catastrophe PML, net of reinsurance, at March 31, 2020, for Worldwide, U.S. hurricane and California earthquake events, based on our in-force portfolio at January 1, 2020 and reflecting the April 1, 2020 reinsurance program (see Natural Catastrophe Property Reinsurance Program section) as well as inuring reinsurance protection coverages. According to the model, for the 1-in-100 return period scenario, there is a one percent chance that our pre-tax annual aggregate losses incurred in any year from U.S. hurricane events could be in excess of $2,668 million (or 5.1 percent of our total shareholders’ equity at March 31, 2020). These estimates assume that reinsurance recoverable is fully collectible.

	Modeled Net Probable Maximum Loss (PML) Pre-tax
	Worldwide (1)		U.S. Hurricane (2)		California Earthquake (3)
	Annual Aggregate		Annual Aggregate		Single Occurrence
(in millions of U.S. dollars, except for percentages)	Chubb	% of Total Shareholders’ Equity	Chubb	% of Total Shareholders’ Equity	Chubb	% of Total Shareholders’ Equity
1-in-10	$1,850	3.5%	$1,073	2.1%	$130	0.2%
1-in-100	$3,821	7.3%	$2,668	5.1%	$1,317	2.5%
1-in-250	$6,332	12.1%	$4,808	9.2%	$1,497	2.9%

(1)	Worldwide losses are comprised of losses arising only from hurricanes, typhoons, convective storms and earthquakes and do not include “non-modeled” perils such as wildfire and flood.

(2)	U.S. Hurricane losses include losses from wind and storm-surge and exclude rainfall.

(3)	California earthquakes include fire-following perils.

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

Chubb renewed its Global Property Catastrophe Reinsurance Program for our North American and International operations effective April 1, 2020 through March 31, 2021, with no material changes in coverage from the expiring program. The program consists of three layers in excess of losses retained by Chubb on a per occurrence basis. In addition, Chubb also renewed its terrorism coverage (excluding nuclear, biological, chemical and radiation coverage, with an inclusion of coverage for biological and chemical coverage for personal lines) for the United States from April 1, 2020 through March 31, 2021 with the same limits and retention and percentage placed except that the majority of terrorism coverage is on an aggregate basis above our retentions without a reinstatement.

Loss Location	Layer of Loss	Comments	Notes
United States (excluding Alaska and Hawaii)	$0 million – $1.0 billion	Losses retained by Chubb	(a)
United States (excluding Alaska and Hawaii)	$1.0 billion – $1.15 billion	All natural perils and terrorism	(b)
United States (excluding Alaska and Hawaii)	$1.15 billion – $2.15 billion	All natural perils and terrorism	(c)
United States (excluding Alaska and Hawaii)	$2.15 billion – $3.5 billion	All natural perils and terrorism	(d)
International (including Alaska and Hawaii)	$0 million – $175 million	Losses retained by Chubb	(a)
International (including Alaska and Hawaii)	$175 million – $1.175 billion	All natural perils and terrorism	(c)
Alaska, Hawaii, and Canada	$1.175 billion – $2.525 billion	All natural perils and terrorism	(d)

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

Liquidity
We anticipate that positive cash flows from operations (underwriting activities and investment income) should be sufficient to cover cash outflows under most loss scenarios for the near term. In addition to cash from operations, routine sales of investments, and financing arrangements, we have agreements with a third-party bank provider which implemented two international multi-currency notional cash pooling programs to enhance cash management efficiency during periods of short-term timing mismatches between expected inflows and outflows of cash by currency. The programs allow us to optimize investment income by avoiding portfolio disruption. Should the need arise, we generally have access to capital markets and an available $1.0 billion Chubb Group letter of credit/revolver facility (Group Credit Facility). We have the ability to increase this capacity to $2.0 billion under certain conditions, but any such increase would not raise the sub-limit for revolving loans above $1.0 billion. At March 31, 2020, our letters of credit usage under this Group Credit Facility was $289 million. Our access to funds under this Group Credit Facility is dependent on the ability of the banks that are a party to the facility to meet their funding commitments. This Group Credit Facility has a remaining term expiring in October 2022 and requires that we maintain certain financial covenants, all of which we met at March 31, 2020. Should the existing credit provider on the Group Credit Facility experience financial difficulty, we may be required to replace credit sources, possibly in a difficult market. If we cannot obtain adequate capital or sources of credit on favorable terms, on a timely basis, or at all, our business, operating results, and financial condition could be adversely affected. To date, we have not experienced difficulty accessing our Group Credit Facility. During March 2020, outside of this Group Credit Facility, we took actions to increase our letter of credit/revolver capacity to $3.1 billion. Subsequently in April 2020, our letters of credit usage increased to $2.0 billion, of which $1.3 billion relates to our variable annuity reinsurance program. This additional collateral is required to support the increase in our liability, driven by the fair value liability adjustment in our variable annuity program from lower global equity markets as a result of the economic impact of COVID-19. We believe that this negative fair value adjustment in the quarter is fundamentally transient and is required because the variable annuity program is accounted for as a derivative for accounting purposes, and therefore, will fluctuate with market conditions. Refer to "Credit Facilities" in our 2019 10-K for additional information.

The payment of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction, as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies. During the three months ended March 31, 2020, we were able to meet all our obligations, including the payments of dividends on our Common Shares, with our net cash flows.

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions as well as the subsidiary’s financial condition are paramount to the dividend decision. Chubb Limited received dividends of nil and $200 million from its Bermuda subsidiaries during the three months ended March 31, 2020 and 2019, respectively.

The payment of any dividends from CGM or its subsidiaries is subject to applicable U.K. insurance laws and regulations. In addition, the release of funds by Syndicate 2488 to subsidiaries of CGM is subject to regulations promulgated by the Society of Lloyd’s. The U.S. insurance subsidiaries of Chubb INA Holdings Inc. (Chubb INA) may pay dividends, without prior regulatory approval, subject to restrictions set out in state law of the subsidiary’s domicile (or, if applicable, commercial domicile). Chubb INA’s international subsidiaries are also subject to insurance laws and regulations particular to the countries in which the subsidiaries operate. These laws and regulations sometimes include restrictions that limit the amount of dividends payable without prior approval of regulatory insurance authorities. Chubb Limited received no dividends from CGM or Chubb INA during the three months ended March 31, 2020 and 2019. Debt issued by Chubb INA is serviced by statutorily permissible distributions by Chubb INA’s insurance subsidiaries to Chubb INA as well as other group resources. Chubb INA received no dividends from its subsidiaries during the three months ended March 31, 2020 and 2019, respectively.

Cash Flows
Our sources of liquidity include cash from operations, routine sales of investments, and financing arrangements. The following is a discussion of our cash flows for the three months ended March 31, 2020 and 2019.

Operating cash flows were $1.7 billion in the three months ended March 31, 2020, compared to $1.3 billion in the prior year period, an increase of $390 million, principally reflecting higher underwriting income, partially due to lower catastrophe loss payments.

Cash used for investing was $1.0 billion in the three months ended March 31, 2020, compared to $0.7 billion in the prior year period. The current year included a $1.55 billion deposit for the purchase of an additional 22.4 percent ownership in Huatai

Group. In addition, the current year had net proceeds of $263 million from sale of investments and derivative settlements, compared to cash used of $505 million for net investments purchased and derivative settlements in the prior year.

Cash used for financing was $645 million in the three months ended March 31, 2020, compared to $630 million in the prior year period and was principally comprised of share repurchases and dividends paid on Common Shares.

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

We use repurchase agreements as a funding alternative. At March 31, 2020, there were $1.4 billion in repurchase agreements outstanding with various maturities over the next nine months.

Capital Resources
Capital resources consist of funds deployed or available to be deployed to support our business operations.

	March 31	December 31
(in millions of U.S. dollars, except for ratios)	2020	2019
Short-term debt	$1,300	$1,299
Long-term debt	13,510	13,559
Total financial debt	14,810	14,858
Trust preferred securities	308	308
Total shareholders’ equity	52,197	55,331
Total capitalization	$67,315	$70,497
Ratio of financial debt to total capitalization	22.0%	21.1%
Ratio of financial debt plus trust preferred securities to total capitalization	22.5%	21.5%

Repurchase agreements are excluded from the table above and are disclosed separately from short-term debt in the Consolidated balance sheets. The repurchase agreements are collateralized borrowings where we maintain the right and ability to redeem the collateral on short notice, unlike short-term debt which comprises the current maturities of our long-term debt instruments.

For the three months ended March 31, 2020, we repurchased $326 million of Common Shares in a series of open market transactions under the Board of Directors (Board) share repurchase authorization. At March 31, 2020, there were 28,416,082 Common Shares in treasury with a weighted average cost of $136.25 per share, and $1.12 billion in share repurchase authorization remained through December 31, 2020. On April 22, 2020, we announced that given the current economic environment and to preserve capital for both risk and opportunity, we had suspended share repurchases until further notice. We did not engage in any share repurchase activity during April 2020.

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

At our May 2019 annual general meeting, our shareholders approved an annual dividend for the following year of up to $3.00 per share, or CHF 3.00 per share, calculated using the USD/CHF exchange rate as published in the Wall Street Journal on May 16, 2019, which was paid in four quarterly installments of $0.75 per share after the general meeting by way of a distribution from capital contribution reserves, transferred to free reserves for payment. The Board determines the record and payment dates at which the annual dividend may be paid until the date of the 2020 annual general meeting, and is authorized to abstain from distributing a dividend at its discretion. The annual dividend approved in May 2019 represented an $0.08 per share increase ($0.02 per quarter) over the prior year dividend.

The following table represents dividends paid per Common Share to shareholders of record on each of the following dates:

Shareholders of record as of:	Dividends paid as of:
December 20, 2019	January 10, 2020	$0.75 (CHF 0.74)
March 20, 2020	April 10, 2020	$0.75 (CHF 0.72)

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Refer to Item 7A included in our 2019 Form 10-K.

Foreign currency management
As a global company, Chubb entities transact business in multiple currencies. Our policy is to generally match assets, liabilities and required capital for each individual jurisdiction in local currency, which would include the use of derivatives. We do not hedge our net asset non-U.S. dollar capital positions. We occasionally engage in hedging activity for planned cross border transactions. For an estimated impact of foreign currency movement on our net assets denominated in non-U.S. currencies, refer to Item 7A in our 2019 Form 10-K. This information will be updated and disclosed in interim filings if our net assets in non-
U.S. currencies change materially from the December 31, 2019 balances disclosed in the 2019 Form 10-K.

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

The tables below are estimates of the sensitivities to instantaneous changes in economic inputs (e.g., equity shock, interest rate shock etc.) or actuarial assumptions at March 31, 2020 of the FVL and of the fair value of specific derivative instruments held (hedge value) to partially offset the risk in the variable annuity guarantee reinsurance portfolio. The following assumptions should be considered when using the below tables:

•	No changes to the benefit ratio used to establish benefit reserves at March 31, 2020.

•	Equity shocks impact all global equity markets equally

•	Our liabilities are sensitive to global equity markets in the following proportions: 75 percent—85 percent U.S. equity, and 15 percent—25 percent international equity.

•	Our current hedge portfolio is sensitive only to U.S. equity markets.

•	We would suggest using the S&P 500 index as a proxy for U.S. equity, and the MSCI EAFE index as a proxy for international equity.

•	Interest rate shocks assume a parallel shift in the U.S. yield curve

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

•	The hedge sensitivity is from March 31, 2020 market levels and only applicable to the equity and interest rate sensitivities table below.

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

•
In addition, the tables below do not reflect the expected quarterly run rate of net income generated by the variable annuity guarantee reinsurance portfolio if markets remain unchanged during the period. All else equal, if markets remain unchanged during the period, the Gross FVL will increase, resulting in a realized loss. This realized loss occurs primarily because the guarantees provided in the underlying contracts continue to become more valuable even when markets remain unchanged. We refer to this increase in Gross FVL as “timing effect”. The unfavorable impact of timing effect on our Gross FVL in a quarter is not reflected in the sensitivity tables below. For this reason, when using the tables below to estimate the sensitivity of Gross FVL in the second quarter of 2020 to various changes, it is necessary to assume an additional $5 million to $45 million increase in Gross FVL and realized losses. The impact to Net income is partially mitigated because this realized loss is partially offset by the positive quarterly run rate of Life Insurance underwriting income generated by the variable annuity guarantee reinsurance portfolio if markets remain unchanged during the period. Note that both the timing effect and the quarterly run rate of Life Insurance underwriting income change over time as the book ages.

	Sensitivities to equity and interest rate movements
	(in millions of U.S. dollars)	Worldwide Equity Shock
	Interest Rate Shock	+10%	Flat	-10%	-20%	-30%	-40%
+100 bps	(Increase)/decrease in Gross FVL	$445	$277	$92	$(110)	$(325)	$(549)
	Increase/(decrease) in hedge value	(50)	—	50	99	149	199
	Increase/(decrease) in net income	$395	$277	$142	$(11)	$(176)	$(350)
Flat	(Increase)/decrease in Gross FVL	$180	$—	$(195)	$(404)	$(621)	$(848)
	Increase/(decrease) in hedge value	(50)	—	50	99	149	199
	Increase/(decrease) in net income	$130	$—	$(145)	$(305)	$(472)	$(649)
-100 bps	(Increase)/decrease in Gross FVL	$(82)	$(271)	$(476)	$(692)	$(916)	$(1,153)
	Increase/(decrease) in hedge value	(50)	—	50	99	149	199
	Increase/(decrease) in net income	$(132)	$(271)	$(426)	$(593)	$(767)	$(954)

	Sensitivities to Other Economic Variables	AA-rated Credit Spreads		Interest Rate Volatility		Equity Volatility
	(in millions of U.S. dollars)	+100 bps	-100 bps	+2%	-2%	+2%	-2%
	(Increase)/decrease in Gross FVL	$98	$(107)	$(1)	$1	$(2)	$2
	Increase/(decrease) in net income	$98	$(107)	$(1)	$1	$(2)	$2

	Sensitivities to Actuarial Assumptions			Mortality
	(in millions of U.S. dollars)			+20%	+10%	-10%	-20%
	(Increase)/decrease in Gross FVL			$24	$12	$(12)	$(24)
	Increase/(decrease) in net income			$24	$12	$(12)	$(24)

				Lapses
	(in millions of U.S. dollars)			+50%	+25%	-25%	-50%
	(Increase)/decrease in Gross FVL			$144	$75	$(80)	$(166)
	Increase/(decrease) in net income			$144	$75	$(80)	$(166)

				Annuitization
	(in millions of U.S. dollars)			+50%	+25%	-25%	-50%
	(Increase)/decrease in Gross FVL			$(678)	$(362)	$418	$899
	Increase/(decrease) in net income			$(678)	$(362)	$418	$899

Variable Annuity Net Amount at Risk
All our VA reinsurance treaties include annual or aggregate claim limits and many include an aggregate deductible which limit the net amount at risk under these programs. The tables below present the net amount at risk at March 31, 2020 following an immediate change in equity market levels, assuming all global equity markets are impacted equally.

a) Reinsurance covering the GMDB risk only

	Equity Shock
(in millions of U.S. dollars)	+20%	Flat	-20%	-40%	-60%	-80%
GMDB net amount at risk	$265	$454	$764	$844	$774	$656
Claims at 100% immediate mortality	183	178	166	151	136	123

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

b) Reinsurance covering the GLB risk only

	Equity Shock
(in millions of U.S. dollars)	+20%	Flat	-20%	-40%	-60%	-80%
GLB net amount at risk	$1,601	$2,058	$2,523	$2,916	$3,208	$3,432

The treaty claim limits cause the net amount at risk to increase at a declining rate as equity markets fall.
c) Reinsurance covering both the GMDB and GLB risks on the same underlying policyholders

	Equity Shock
(in millions of U.S. dollars)	+20%	Flat	-20%	-40%	-60%	-80%
GMDB net amount at risk	$52	$61	$70	$79	$86	$93
GLB net amount at risk	504	622	750	877	1,000	1,014
Claims at 100% immediate mortality	35	35	35	35	34	35
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

ITEM 4. Controls and Procedures
Chubb’s management, with the participation of Chubb’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Chubb’s disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as of March 31, 2020. Based upon that evaluation, Chubb’s Chief Executive Officer and Chief Financial Officer concluded that Chubb’s disclosure controls and procedures are effective in allowing information required to be disclosed in reports filed under the Securities Exchange Act of 1934 to be recorded, processed, summarized, and reported within time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to Chubb’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
On January 14, 2016, Chubb completed the acquisition of The Chubb Corporation. For the three months ended March 31, 2020, we continued to integrate the information technology environments of the two companies.
There were no other changes to Chubb's internal controls over financial reporting for the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, Chubb's internal controls over financial reporting.

ITEM 1. Legal Proceedings
The information required with respect to this item is included in Note 7 g) to the Consolidated Financial Statements, which is hereby incorporated herein by reference.

ITEM 1A. Risk Factors
The following supplements the risk factors that could have a material impact on our results of operations or financial condition as described under "Risk Factors" in Item 1A of Part I of our 2019 Form 10-K.

COVID-19, the Effects of Global Actions Taken to Contain its Spread, and its Economic and Societal Impact Could Adversely Impact Our Businesses, Assets and Financial Performance.
COVID-19, (the “virus”, or the “pandemic”) is causing significant disruption to public health, the global economy, financial markets, and commercial, social and community activity generally. The pandemic will have a significant effect on our company’s business operations and current and future financial performance. We may experience higher levels of loss and claims activity in certain lines of business and our premiums written and earned could also be adversely affected by a suppression of global commercial activity that results in a reduction in insurable assets and other exposure. Financial conditions resulting from the virus may also have a negative effect on the value and quality of the assets we hold within our portfolio of invested assets, thereby adversely affecting our investment income and increasing our credit and related risk. Certain lines of our business, such as our variable annuity life reinsurance business, may require additional forms of collateral in the event of a decline in the securities and benchmarks to which those repayment mechanisms are linked.

Governmental, Regulatory and Judicial Actions in Response to the COVID-19 Pandemic May Adversely Affect Our Financial Performance and Our Ability to Conduct Our Businesses as We Have Historically.
Insurance and financial regulators may attempt to impose new obligations on insurers in connection with the pandemic that could materially affect our business or profitability, including any retroactive change to the terms of existing insurance contracts that generally exclude business interruption losses arising from pandemic. While we cannot be certain of ultimate judicial outcomes, we believe that any retroactive attempt to rewrite the terms of existing contracts would be unconstitutional.
In addition, there is a risk that novel litigation theories, in conjunction with a diverse range of potential jury and judicial venues across many jurisdictions, could give rise to unforeseen pandemic related liability.

The Disruption and Other Effects Caused by COVID-19 Could Adversely Impact the Efficiency and Productivity of Our Business Operations, Which Could Increase our Expenses and Adversely Affect our Financial Performance and Results.
To protect our employees and in response to the global and regional restrictions on interpersonal contact and travel because of the COVID-19 pandemic, much of our work force is working remotely, placing increased demands on our IT systems. While we have continued to conduct our business effectively, there is no assurance that our ability to continue to function in this new environment will not be adversely affected by an extended period of limited access to our physical facilities or by other developments such as an extended disruption in the telecommunications and internet infrastructure that support our remote work capability.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

Issuer’s Repurchases of Equity Securities
The following table provides information with respect to purchases by Chubb of its Common Shares during the three months ended March 31, 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan (3)
January 1 through January 31	262,066	$152.53	259,200	$1.41	billion
February 1 through February 29	1,281,153	$158.42	892,200	$1.27	billion
March 1 through March 31	1,116,179	$129.33	1,114,750	$1.12	billion
Total	2,659,398	$145.63	2,266,150

(1)
This column represents open market share repurchases and the surrender to Chubb of Common Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and the exercising of options by employees.

(2)	The aggregate value of shares repurchased in the three months ended March 31, 2020 as part of the publicly announced plan was $326 million.

(3)
Refer to Note 8 to the Consolidated Financial Statements for more information on the Chubb Limited securities repurchase authorization. In November 2019, the Board authorized the repurchase of up to $1.5 billion of Chubb's Common Shares from November 21, 2019 through December 31, 2020. On April 22, 2020, we announced that given the current economic environment and to preserve capital for both risk and opportunity, we had suspended share repurchases until further notice. We did not engage in any share repurchase activity during April 2020.

ITEM 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
3.1	Articles of Association of the Company, as amended	8-K	3.1	May 18, 2018

3.2	Organizational Regulations of the Company, as amended	8-K	3.1	November 21, 2016

4.1	Articles of Association of the Company, as amended	8-K	4.1	May 18, 2018

4.2	Organizational Regulations of the Company, as amended	8-K	3.1	November 21, 2016

10.1*	Outside Directors Compensation Parameters	10-K	10.11	February 27, 2020

10.2	Form of Performance Based Restricted Stock Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Executive Officers				X

10.3	Form of Performance Based Restricted Stock Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Swiss Executive Management				X

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

101.1
The following financial information from Chubb Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in Inline XBRL:
(i) Consolidated Balance Sheets at March 31, 2020, and December 31, 2019; (ii) Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2020 and 2019; (iii) Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2020 and 2019; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019; and (v) Notes to Consolidated Financial Statements
					X

104.1	The Cover Page Interactive Data File formatted in Inline XBRL (The cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101.1)

* Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHUBB LIMITED
(Registrant)

April 29, 2020	/s/ Evan G. Greenberg
Evan G. Greenberg
Chairman, President and Chief Executive Officer

April 29, 2020	/s/ Philip V. Bancroft
Philip V. Bancroft
Executive Vice President and Chief Financial Officer