Form 10-Q
period 2020-06-30
Chubb Ltd
filed 2020-07-31
CIK 896159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2020
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
Yes  ☐                                               No  ☑
The number of registrant’s Common Shares (CHF 24.15 par value) outstanding as of July 17, 2020 was 451,365,891.

CHUBB LIMITED
INDEX TO FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements
CONSOLIDATED BALANCE SHEETS (Unaudited)
Chubb Limited and Subsidiaries

	June 30	December 31
(in millions of U.S. dollars, except share and per share data)	2020	2019
Assets
Investments
Fixed maturities available for sale, at fair value, net of valuation allowance - $69 at June 30, 2020 (amortized cost – $82,740 and $82,580)	$86,712	$85,488
Fixed maturities held to maturity, at amortized cost, net of valuation allowance - $51 at June 30, 2020 (fair value – $12,620 and $13,005)	11,845	12,581
Equity securities, at fair value	2,394	812
Short-term investments, at fair value, net of valuation allowance - $2 at June 30, 2020 (amortized cost - $4,004 and $4,291)	4,003	4,291
Other investments, at fair value	5,923	6,062
Total investments	110,877	109,234
Cash	1,557	1,537
Restricted cash	152	109
Securities lending collateral	1,832	994
Accrued investment income	845	867
Insurance and reinsurance balances receivable	10,853	10,357
Reinsurance recoverable on losses and loss expenses, net of valuation allowance - $303 and $316	15,207	15,181
Reinsurance recoverable on policy benefits	197	197
Deferred policy acquisition costs	5,243	5,242
Value of business acquired	290	306
Goodwill	15,184	15,296
Other intangible assets	5,909	6,063
Prepaid reinsurance premiums	2,725	2,647
Investments in partially-owned insurance companies	1,364	1,332
Other assets	9,239	7,581
Total assets	$181,474	$176,943
Liabilities
Unpaid losses and loss expenses	$65,699	$62,690
Unearned premiums	17,081	16,771
Future policy benefits	5,895	5,814
Insurance and reinsurance balances payable	6,249	6,184
Securities lending payable	1,832	994
Accounts payable, accrued expenses, and other liabilities	12,589	11,773
Deferred tax liabilities	696	804
Repurchase agreements	1,409	1,416
Short-term debt	1,300	1,299
Long-term debt	13,656	13,559
Trust preferred securities	308	308
Total liabilities	126,714	121,612
Commitments and contingencies (refer to Note 7)
Shareholders’ equity
Common Shares (CHF 24.15 par value; 479,783,864 shares issued; 451,360,023 and 451,971,567 shares outstanding)	11,121	11,121
Common Shares in treasury (28,423,841 and 27,812,297 shares)	(3,866)	(3,754)
Additional paid-in capital	10,416	11,203
Retained earnings	35,991	36,142
Accumulated other comprehensive income (AOCI)	1,098	619
Total shareholders’ equity	54,760	55,331
Total liabilities and shareholders’ equity	$181,474	$176,943
See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars, except per share data)	2020	2019	2020	2019
Revenues
Net premiums written	$8,355	$8,343	$16,332	$15,656
Increase in unearned premiums	(227)	(452)	(410)	(628)
Net premiums earned	8,128	7,891	15,922	15,028
Net investment income	827	859	1,688	1,695
Net realized gains (losses):
Other-than-temporary impairment (OTTI) losses gross	—	(14)	—	(27)
Portion of OTTI losses recognized in other comprehensive income (OCI)	—	1	—	1
Net OTTI losses recognized in income	—	(13)	—	(26)
Net realized gains (losses) excluding OTTI losses	—	(210)	—	(294)
Net realized gains (losses) (includes $(33), $12, $(352), and $(32) reclassified from AOCI)	30	(223)	(928)	(320)
Total revenues	8,985	8,527	16,682	16,403
Expenses
Losses and loss expenses	6,577	4,715	11,062	8,813
Policy benefits	223	161	352	357
Policy acquisition costs	1,593	1,544	3,208	3,008
Administrative expenses	727	758	1,468	1,468
Interest expense	128	140	260	280
Other (income) expense	58	(230)	113	(269)
Amortization of purchased intangibles	72	77	145	153
Chubb integration expenses	—	4	—	7
Total expenses	9,378	7,169	16,608	13,817
Income (loss) before income tax	(393)	1,358	74	2,586
Income tax expense (benefit) (includes $(2), $4, $(42), and $(2) on reclassified unrealized gains and losses)	(62)	208	153	396
Net income (loss)	$(331)	$1,150	$(79)	$2,190
Other comprehensive income
Unrealized appreciation (depreciation)	$3,248	$1,252	$769	$3,097
Reclassification adjustment for net realized (gains) losses included in net income (loss)	33	(12)	352	32
	3,281	1,240	1,121	3,129
Change in:
Cumulative foreign currency translation adjustment	445	(97)	(414)	50
Postretirement benefit liability adjustment	(22)	(18)	(36)	(45)
Other comprehensive income, before income tax	3,704	1,125	671	3,134
Income tax (expense) benefit related to OCI items	(513)	(216)	(192)	(547)
Other comprehensive income	3,191	909	479	2,587
Comprehensive income	$2,860	$2,059	$400	$4,777
Earnings per share
Basic earnings (loss) per share	$(0.73)	$2.52	$(0.17)	$4.78
Diluted earnings (loss) per share	$(0.73)	$2.50	$(0.17)	$4.75
See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2020	2019	2020	2019
Common Shares
Balance – beginning and end of period	$11,121	$11,121	$11,121	$11,121
Common Shares in treasury
Balance – beginning of period	(3,872)	(2,775)	(3,754)	(2,618)
Common Shares repurchased	—	(376)	(326)	(743)
Net shares issued under employee share-based compensation plans	6	58	214	268
Balance – end of period	(3,866)	(3,093)	(3,866)	(3,093)
Additional paid-in capital
Balance – beginning of period	10,710	12,051	11,203	12,557
Net shares issued under employee share-based compensation plans	7	1	(189)	(190)
Exercise of stock options	(3)	(14)	(29)	(48)
Share-based compensation expense	55	63	124	117
Funding of dividends declared to Retained earnings	(353)	(344)	(693)	(679)
Balance – end of period	10,416	11,757	10,416	11,757
Retained earnings
Balance – beginning of period	36,322	32,728	36,142	31,700
Cumulative effect of adoption of accounting guidance (refer to Note 1)	—	—	(72)	(12)
Balance – beginning of period, as adjusted	36,322	32,728	36,070	31,688
Net income (loss)	(331)	1,150	(79)	2,190
Funding of dividends declared from Additional paid-in capital	353	344	693	679
Dividends declared on Common Shares	(353)	(344)	(693)	(679)
Balance – end of period	35,991	33,878	35,991	33,878
Accumulated other comprehensive income
Net unrealized appreciation (depreciation) on investments
Balance – beginning of period	667	1,014	2,543	(545)
Change in period, before reclassification from AOCI, net of income tax expense of $(522), $(225), $(198) and $(549)	2,726	1,027	571	2,548
Amounts reclassified from AOCI, net of income tax (expense) benefit of $(2), $4, $(42) and $(2)	31	(8)	310	30
Change in period, net of income tax expense of $(524), $(221), $(240) and $(551)	2,757	1,019	881	2,578
Balance – end of period	3,424	2,033	3,424	2,033
Cumulative foreign currency translation adjustment
Balance – beginning of period	(2,764)	(1,836)	(1,939)	(1,976)
Change in period, net of income tax (expense) benefit of $6, $2, $40 and $(5)	451	(95)	(374)	45
Balance – end of period	(2,313)	(1,931)	(2,313)	(1,931)
Postretirement benefit liability adjustment
Balance – beginning of period	4	52	15	73
Change in period, net of income tax benefit of $5, $3, $8 and $9	(17)	(15)	(28)	(36)
Balance – end of period	(13)	37	(13)	37
Accumulated other comprehensive income	1,098	139	1,098	139
Total shareholders’ equity	$54,760	$53,802	$54,760	$53,802
See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Chubb Limited and Subsidiaries

	Six Months Ended June 30
(in millions of U.S. dollars)	2020	2019
Cash flows from operating activities
Net income (loss)	$(79)	$2,190
Adjustments to reconcile net income to net cash flows from operating activities
Net realized (gains) losses	928	320
Amortization of premiums/discounts on fixed maturities	192	209
Amortization of purchased intangibles	145	153
Deferred income taxes	(302)	(133)
Unpaid losses and loss expenses	3,172	240
Unearned premiums	538	808
Future policy benefits	87	101
Insurance and reinsurance balances payable	118	(94)
Accounts payable, accrued expenses, and other liabilities	(304)	(357)
Income taxes payable	2	16
Insurance and reinsurance balances receivable	(645)	(843)
Reinsurance recoverable	(71)	565
Deferred policy acquisition costs	(62)	(194)
Other	(22)	(273)
Net cash flows from operating activities	3,697	2,708
Cash flows from investing activities
Purchases of fixed maturities available for sale	(13,058)	(12,566)
Purchases of fixed maturities held to maturity	(42)	(73)
Purchases of equity securities	(2,824)	(147)
Sales of fixed maturities available for sale	7,734	7,832
Sales of to be announced mortgage-backed securities	—	6
Sales of equity securities	1,353	266
Maturities and redemptions of fixed maturities available for sale	5,220	3,963
Maturities and redemptions of fixed maturities held to maturity	642	598
Net change in short-term investments	173	(763)
Net derivative instruments settlements	(18)	(536)
Private equity contributions	(546)	(920)
Private equity distributions	443	780
Deposit paid on share acquisition	(1,550)	—
Other	(221)	(727)
Net cash flows used for investing activities	(2,694)	(2,287)
Cash flows from financing activities
Dividends paid on Common Shares	(678)	(671)
Common Shares repurchased	(333)	(741)
Proceeds from issuance of long-term debt	—	1,289
Repayment of long-term debt	—	(500)
Proceeds from issuance of repurchase agreements	1,402	1,984
Repayment of repurchase agreements	(1,402)	(1,986)
Proceeds from share-based compensation plans	74	95
Policyholder contract deposits	215	237
Policyholder contract withdrawals	(173)	(138)
Other	(3)	—
Net cash flows used for financing activities	(898)	(431)
Effect of foreign currency rate changes on cash and restricted cash	(42)	38
Net increase in cash and restricted cash	63	28
Cash and restricted cash – beginning of period	1,646	1,340
Cash and restricted cash – end of period	$1,709	$1,368
Supplemental cash flow information
Taxes paid	$442	$522
Interest paid	$286	$286
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

The following table provides a reconciliation of cash and restricted cash reported within the Consolidated balance sheets that total to the amounts shown in the Consolidated statements of cash flows:

	June 30	December 31
(in millions of U.S. dollars)	2020	2019
Cash	$1,557	$1,537
Restricted cash	152	109
Total cash and restricted cash shown in the Consolidated statements of cash flows	$1,709	$1,646

c) Goodwill
During the six months ended June 30, 2020, Goodwill decreased $112 million, primarily reflecting the impact of foreign exchange.

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

In 2020, we recognized a cumulative effect adjustment and decreased beginning retained earnings by $79 million pre-tax, or $72 million after-tax, principally related to the valuation allowance for credit losses. We also adopted the required disclosures within Note 3 Investments and Note 5 Reinsurance. Results for reporting periods prior to January 1, 2020 are presented in accordance with the previous guidance.

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

Targeted Improvements to the Accounting for Long-Duration Contracts
In August 2018, the FASB issued guidance to improve the existing recognition, measurement, presentation, and disclosure requirements for long-duration contracts issued by an insurance entity. The amendments in this update require more frequent updating of assumptions and a standardized discount rate for the future policy benefit liability, a requirement to use the fair value measurement model for policies with market risk benefits, simplified amortization of deferred acquisition costs, and enhanced disclosures. This standard will be effective in the first quarter of 2022 with early adoption permitted. However, in July 2020, the FASB proposed to defer the adoption date by one year, therefore, if the guidance is amended, this standard will be effective for us in the first quarter of 2023. We are currently assessing the effect of adopting this guidance on our financial condition and results of operations. We will be better able to quantify the effect of adopting this standard as we progress in our implementation process and draw nearer to the date of adoption.

Refer to the 2019 Form 10-K for information on additional accounting guidance not yet adopted.

2. Acquisitions

Huatai Group
Chubb maintains a direct investment in Huatai Insurance Group Company Limited (Huatai Group). Huatai Group is the parent company of, and owns 100 percent of, Huatai Property & Casualty Insurance Co., Ltd. (Huatai P&C) and approximately 80 percent of Huatai Life Insurance Co., Ltd. (Huatai Life). As of June 30, 2020 Chubb's aggregate ownership interest in Huatai Group was 30.9 percent. Chubb applies the equity method of accounting to its investment in Huatai Group by recording its share of net income or loss in Other (income) expense in the Consolidated statements of operations.
In 2019, Chubb entered into agreements to acquire an additional 22.4 percent ownership in Huatai Group for approximately $1.55 billion through two separate purchases, a 15.3 percent ownership interest for approximately $1.1 billion and a 7.1 percent ownership interest for approximately $493 million. On July 13, 2020, we acquired the 15.3 percent ownership interest. The purchase of the additional 7.1 percent ownership interest is contingent upon important conditions that are expected to be completed by the end of 2021.

In connection with these purchase agreements, in January 2020, we paid collateralized deposits totaling $1.55 billion to the selling shareholders. This transaction was recorded to Other assets on the Consolidated balance sheet and within investing activities on the Consolidated statement of cash flows.
Upon completion of the 7.1 percent purchase, which will result in majority ownership of Huatai Group, Chubb is expected to obtain control of Huatai Group, Huatai P&C and Huatai Life. At that time, Chubb is expected to apply consolidation accounting and discontinue the application of the equity method of accounting.

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

June 30, 2020	Amortized Cost	Valuation Allowance	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
(in millions of U.S. dollars)
Available for sale
U.S. Treasury / Agency	$2,636	$—	$239	$—	$2,875
Non-U.S.	23,370	(17)	1,420	(166)	24,607
Corporate and asset-backed securities	32,721	(52)	1,658	(410)	33,917
Mortgage-backed securities	17,165	—	1,051	(18)	18,198
Municipal	6,848	—	270	(3)	7,115
	$82,740	$(69)	$4,638	$(597)	$86,712
	Amortized Cost	Valuation Allowance	Net Carrying Value	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value

Held to maturity
U.S. Treasury / Agency	$1,242	$—	$1,242	$73	$—	$1,315
Non-U.S.	1,278	(8)	1,270	102	(2)	1,370
Corporate and asset-backed securities	2,232	(41)	2,191	247	(10)	2,428
Mortgage-backed securities	2,189	(1)	2,188	146	(3)	2,331
Municipal	4,955	(1)	4,954	223	(1)	5,176
	$11,896	$(51)	$11,845	$791	$(16)	$12,620

December 31, 2019	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	OTTI Recognized in AOCI
(in millions of U.S. dollars)
Available for sale
U.S. Treasury / Agency	$3,188	$96	$(1)	$3,283	$—
Non-U.S.	22,670	1,099	(62)	23,707	(25)
Corporate and asset-backed securities	30,689	1,180	(78)	31,791	(5)
Mortgage-backed securities	18,712	494	(14)	19,192	—
Municipal	7,321	205	(11)	7,515	—
	$82,580	$3,074	$(166)	$85,488	$(30)
Held to maturity
U.S. Treasury / Agency	$1,318	$29	$—	$1,347	$—
Non-U.S.	1,423	62	—	1,485	—
Corporate and asset-backed securities	2,349	121	(2)	2,468	—
Mortgage-backed securities	2,331	65	—	2,396	—
Municipal	5,160	150	(1)	5,309	—
	$12,581	$427	$(3)	$13,005	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Management evaluates CECL for all HTM securities each quarter. U.S. Treasury and agency securities and U.S. government agency mortgage-backed securities are assumed to have no risk of non-payment and therefore are excluded from the CECL evaluation. The remaining HTM securities are evaluated for potential credit loss on a collective pool basis. We elected to pool HTM securities by 1) external credit rating and 2) time to maturity (duration). These characteristics are the most representative of similar risk characteristics within our portfolio. Chubb will pool HTM securities and calculate an expected credit loss for each pool using Moody’s corporate bond default average, corporate bond recovery rate, and an economic cycle multiplier. The multiplier is based on the leading economic index and will adjust the average default frequency for a forward-looking economic outlook. Prior to the adoption of this guidance, HTM securities were evaluated individually for other-than-temporary impairment (OTTI).

Management monitors the credit quality of HTM securities through the review of external credit ratings on a quarterly basis. The following table presents the amortized cost of our HTM securities according to S&P rating:

June 30, 2020
(in millions of U.S. dollars)	Amortized cost	% of Total
AAA	$2,583	22%
AA	6,397	54%
A	2,302	19%
BBB	591	5%
BB	21	—%
Other	2	—%
Total	$11,896	100%

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

Examples of criteria that are collectively evaluated to determine if a credit loss has occurred include the following:
•The extent to which the fair value is less than amortized cost;
•Adverse conditions related to the security, industry, or geographic area;
•Downgrades in the security's credit rating by a rating agency; and
•Failure of the issuer to make scheduled principal or interest payments

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents fixed maturities by contractual maturity:

		June 30		December 31
		2020		2019
(in millions of U.S. dollars)	Net Carrying Value	Fair Value	Amortized Cost	Fair Value
Available for sale
Due in 1 year or less	$4,487	$4,487	$3,951	$3,973
Due after 1 year through 5 years	26,867	26,867	27,142	27,720
Due after 5 years through 10 years	25,465	25,465	23,901	24,874
Due after 10 years	11,695	11,695	8,874	9,729
	68,514	68,514	63,868	66,296
Mortgage-backed securities	18,198	18,198	18,712	19,192
	$86,712	$86,712	$82,580	$85,488
Held to maturity
Due in 1 year or less	$890	$902	$478	$479
Due after 1 year through 5 years	3,505	3,662	3,869	3,940
Due after 5 years through 10 years	3,328	3,516	3,756	3,883
Due after 10 years	1,934	2,209	2,147	2,307
	9,657	10,289	10,250	10,609
Mortgage-backed securities	2,188	2,331	2,331	2,396
	$11,845	$12,620	$12,581	$13,005

Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

b) Gross unrealized loss
Fixed maturities in an unrealized loss position at June 30, 2020 comprised both investment grade and below investment grade securities for which fair value declined primarily due to widening credit spreads since the date of purchase.

The following table presents, for AFS fixed maturities in an unrealized loss position (including securities on loan) that are not deemed to have credit losses, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	0 – 12 Months		Over 12 Months		Total
June 30, 2020	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
Non-U.S.	$3,172	$(117)	$105	$(22)	$3,277	$(139)
Corporate and asset-backed securities	7,985	(295)	551	(35)	8,536	(330)
Mortgage-backed securities	953	(13)	27	(2)	980	(15)
Municipal	95	(1)	65	(2)	160	(3)
Total AFS fixed maturities	$12,205	$(426)	$748	$(61)	$12,953	$(487)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents, for all securities in an unrealized loss position (including securities on loan), the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	0 – 12 Months		Over 12 Months		Total
December 31, 2019	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. Treasury / Agency	$234	$(1)	$339	$—	$573	$(1)
Non-U.S.	1,846	(34)	802	(28)	2,648	(62)
Corporate and asset-backed securities	2,121	(40)	988	(40)	3,109	(80)
Mortgage-backed securities	1,174	(6)	932	(8)	2,106	(14)
Municipal	188	—	276	(12)	464	(12)
Total fixed maturities	$5,563	$(81)	$3,337	$(88)	$8,900	$(169)

c) Net realized gains (losses)

Management reviews credit losses and the valuation allowance for expected credit losses each quarter. When all or a portion of a fixed maturity security is identified to be uncollectible and written off, the valuation allowance for expected credit losses is reduced by the same amount. In general, a security is considered uncollectible no later than when all efforts to collect contractual cash flows have been exhausted. Below are considerations for when a security may be deemed uncollectible:

•We have sufficient information to determine that the issuer of the security is insolvent;
•We receive notice that the issuer of the security has filed for bankruptcy, and the collectability is expected to be adversely impacted by the bankruptcy;
•The issuer of a security has violated multiple debt covenants;
•Amounts have been past due for a specified period of time with no response from the issuer;
•A significant deterioration in the value of the collateral has occurred;
•We have received correspondence from the issuer of the security indicating that it doesn’t intend to pay the contractual principal and interest.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents the components of Net realized gains (losses):

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2020	2019	2020	2019
Fixed maturities:
OTTI on fixed maturities, gross	$—	$(14)	$—	$(27)
OTTI on fixed maturities recognized in OCI (pre-tax)	—	1	—	1
OTTI on fixed maturities, net	—	(13)	—	(26)
Gross realized gains excluding OTTI	68	56	145	83
Gross realized losses excluding OTTI	(174)	(31)	(299)	(89)
Provision for expected credit losses	104	—	(46)	—
Impairment (1)	(31)	—	(152)	—
Total fixed maturities	$(33)	$12	$(352)	$(32)
Equity securities	148	5	119	63
Other investments	(107)	30	(102)	(14)
Foreign exchange gains (losses)	(61)	(11)	(129)	2
Investment and embedded derivative instruments	14	(181)	29	(311)
Fair value adjustments on insurance derivative	213	(65)	(472)	49
S&P futures	(103)	(20)	22	(83)
Other derivative instruments	(1)	7	(3)	6
Other	(40)	—	(40)	—
Net realized gains (losses) (pre-tax)	$30	$(223)	$(928)	$(320)
(1)Relates to certain securities we intended to sell and securities written to market entering default.

Realized gains and losses from Equity securities and Other investments from the table above include sales of securities and unrealized gains and losses from fair value changes as follows:

				Three Months Ended
				June 30
	2020			2019
(in millions of U.S. dollars)	Equity Securities	Other Investments	Total	Equity Securities	Other Investments	Total
Net gains (losses) recognized during the period	$148	$(107)	$41	$5	$30	$35
Less: Net gains (losses) recognized from sales of securities	187	—	187	32	—	32
Unrealized gains (losses) recognized for securities still held at reporting date	$(39)	$(107)	$(146)	$(27)	$30	$3

				Six Months Ended
				June 30
	2020			2019
(in millions of U.S. dollars)	Equity Securities	Other Investments	Total	Equity Securities	Other Investments	Total
Net gains (losses) recognized during the period	$119	$(102)	$17	$63	$(14)	$49
Less: Net gains (losses) recognized from sales of securities	163	—	163	33	(2)	31
Unrealized gains (losses) recognized for securities still held at reporting date	$(44)	$(102)	$(146)	$30	$(12)	$18

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents a roll-forward of valuation allowance for expected credit losses on fixed maturities:

	Three Months Ended	Six Months Ended
	June 30	June 30
(in millions of U.S. dollars)	2020	2020
Available for sale
Valuation allowance for expected credit losses - beginning of period	$176	$—
Impact of adoption of new accounting guidance	—	25
Provision for expected credit loss	29	178
Initial allowance for purchased securities with credit deterioration	3	5
Write-offs charged against the expected credit loss	(5)	(5)
Recovery of expected credit loss	(134)	(134)
Valuation allowance for expected credit losses - end of period	$69	$69
Held to maturity
Valuation allowance for expected credit losses - beginning of period	$45	$—
Impact of adoption of new accounting guidance	—	44
Provision for expected credit loss	6	7
Valuation allowance for expected credit losses - end of period	$51	$51

Purchased Credit Deterioration (PCD) Securities
During the six months ended June 30, 2020, we purchased $107 million of securities with credit deterioration, categorized as available for sale, and assessed an allowance for credit losses of $5 million at acquisition. These PCD securities had a par value at acquisition of $143 million.

Alternative investments
Alternative investments include partially-owned investment companies, investment funds, and limited partnerships measured at fair value using their respective net asset values or equivalent (NAV) as a practical expedient. The following table presents, by investment category, the expected liquidation period, fair value, and maximum future funding commitments of alternative investments:

			June 30		December 31
	Expected Liquidation Period of Underlying Assets		2020		2019
(in millions of U.S. dollars)		Fair Value	Maximum Future Funding Commitments	Fair Value	Maximum Future Funding Commitments
Financial	2 to 10 Years	$521	$309	$611	$329
Real Assets	2 to 11 Years	674	749	712	422
Distressed	2 to 8 Years	220	158	263	80
Private Credit	3 to 8 Years	81	272	104	272
Traditional	2 to 14 Years	3,039	1,852	2,844	2,160
Vintage	1 to 2 Years	90	—	116	—
Investment funds	Not Applicable	228	—	271	—
		$4,853	$3,340	$4,921	$3,263

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

Investment funds employ various investment strategies, such as long/short equity and arbitrage/distressed. Included in this category are investments for which Chubb has the option to redeem at agreed upon value as described in each investment fund’s subscription agreement. Depending on the terms of the various subscription agreements, investment fund investments may be redeemed monthly, quarterly, semi-annually, or annually. If Chubb wishes to redeem an investment fund investment, it must first determine if the investment fund is still in a lock-up period (a time when Chubb cannot redeem its investment so that the investment fund manager has time to build the portfolio). If the investment fund is no longer in its lock-up period, Chubb must then notify the investment fund manager of its intention to redeem by the notification date prescribed by the subscription agreement. Subsequent to notification, the investment fund can redeem Chubb’s investment within several months of the notification. Notice periods for redemption of the investment funds range up to 270 days. Chubb can redeem its investment funds without consent from the investment fund managers.

d) Restricted assets
Chubb is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutory regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. Chubb is also required to restrict assets pledged under repurchase agreements, which represent Chubb's agreement to sell securities and repurchase them at a future date for a predetermined price. We use trust funds in certain large reinsurance transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit (LOC) requirements. We have investments in segregated portfolios primarily to provide collateral or guarantees for LOC and derivative transactions. Included in restricted assets at June 30, 2020 and December 31, 2019 are investments, primarily fixed maturities, totaling $19.6 billion and $21.0 billion, respectively, and cash of $152 million and $109 million, respectively.
The following table presents the components of restricted assets:

	June 30	December 31
(in millions of U.S. dollars)	2020	2019
Trust funds	$12,522	$14,004
Deposits with U.S. regulatory authorities	2,424	2,466
Deposits with non-U.S. regulatory authorities	2,807	2,709
Assets pledged under repurchase agreements	1,460	1,464
Other pledged assets	523	490
Total	$19,736	$21,133

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

The three levels of the hierarchy are as follows:

•Level 1 – Unadjusted quoted prices for identical assets or liabilities in active markets;
•Level 2 – Includes, among other items, inputs other than quoted prices that are observable for the asset or liability such as interest rates and yield curves, quoted prices for similar assets and liabilities in active markets, and quoted prices for identical or similar assets and liabilities in markets that are not active; and
•Level 3 – Inputs that are unobservable and reflect management’s judgments about assumptions that market participants would use in pricing an asset or liability.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Financial instruments measured at fair value on a recurring basis, by valuation hierarchy

June 30, 2020	Level 1	Level 2	Level 3	Total
(in millions of U.S. dollars)
Assets:
Fixed maturities available for sale
U.S. Treasury / Agency	$2,316	$559	$—	$2,875
Non-U.S.	—	24,138	469	24,607
Corporate and asset-backed securities	—	32,548	1,369	33,917
Mortgage-backed securities	—	18,138	60	18,198
Municipal	—	7,115	—	7,115
	2,316	82,498	1,898	86,712
Equity securities	2,329	1	64	2,394
Short-term investments	2,707	1,294	2	4,003
Other investments (1)	361	383	10	754
Securities lending collateral	—	1,832	—	1,832
Investment derivative instruments	19	—	—	19
Other derivative instruments	1	—	—	1
Separate account assets	3,394	132	—	3,526
Total assets measured at fair value (1)	$11,127	$86,140	$1,974	$99,241
Liabilities:
Investment derivative instruments	$96	$—	$—	$96
GLB (2)	—	—	928	928
Total liabilities measured at fair value	$96	$—	$928	$1,024
(1)Excluded from the table above are partially-owned investments, investment funds, and limited partnerships of $4,853 million, policy loans of $226 million and other investments of $90 million at June 30, 2020 measured using NAV as a practical expedient.
(2)Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as Future policy benefits in the Consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

December 31, 2019	Level 1	Level 2	Level 3	Total
(in millions of U.S. dollars)
Assets:
Fixed maturities available for sale
U.S. Treasury / Agency	$2,664	$619	$—	$3,283
Non-U.S.	—	23,258	449	23,707
Corporate and asset-backed securities	—	30,340	1,451	31,791
Mortgage-backed securities	—	19,132	60	19,192
Municipal	—	7,515	—	7,515
	2,664	80,864	1,960	85,488
Equity securities	728	15	69	812
Short-term investments	2,803	1,482	6	4,291
Other investments (1)	412	377	10	799
Securities lending collateral	—	994	—	994
Investment derivative instruments	24	—	—	24
Other derivative instruments	2	—	—	2
Separate account assets	3,437	136	—	3,573
Total assets measured at fair value (1)	$10,070	$83,868	$2,045	$95,983
Liabilities:
Investment derivative instruments	$93	$—	$—	$93
Other derivative instruments	13	—	—	13
GLB (2)	—	—	456	456
Total liabilities measured at fair value	$106	$—	$456	$562
(1)Excluded from the table above are partially-owned investments, investment funds, and limited partnerships of $4,921 million and other investments of $95 million at December 31, 2019 measured using NAV as a practical expedient.
(2)Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as Future policy benefits in the Consolidated balance sheets.

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

(in millions of U.S. dollars, except for percentages)	Fair Value		Valuation Technique	Significant Unobservable Inputs	Ranges	Weighted Average (1)
	June 30, 2020	December 31, 2019
GLB (1)	$928	$456	Actuarial model	Lapse rate	3% – 34%	4.6%
				Annuitization rate	0% – 52%	4.1%
(1)The weighted average lapse and annuitization rates are determined by weighting each treaty's rates by the GLB contracts fair value.

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

The effect of changes in key market factors on assumed lapse and annuitization rates reflect emerging trends using data available from cedants. For treaties with limited experience, rates are established in line with data received from other ceding companies adjusted, as appropriate, with industry estimates. The model and related assumptions are regularly re-evaluated by management and enhanced, as appropriate, based upon additional experience obtained related to policyholder behavior and availability of updated information such as market conditions, market participant assumptions, and demographics of in-force annuities. For the three and six months ended June 30, 2020 and 2019, no material refinements were made to the model. For detailed information on our lapse and annuitization rate assumptions, refer to Note 4 to the Consolidated Financial Statements of our 2019 Form 10-K.

The following tables present a reconciliation of the beginning and ending balances of financial instruments measured at fair value using significant unobservable inputs (Level 3):

	Assets						Liabilities
Three Months Ended June 30, 2020 (in millions of U.S. dollars)	Available-for-Sale Debt Securities			Equity securities	Short-term investments	Other investments	GLB (1)
	Non-U.S.	Corporate and asset-backed securities	MBS

Balance – beginning of period	$465	$1,502	$60	$67	$1	$10	$1,141
Transfers out of Level 3	(13)	(71)	—	—	—	—	—
Change in Net Unrealized Gains (Losses) in OCI	(6)	1	—	(1)	—	—	—
Net Realized Gains/Losses	(1)	(13)	—	(1)	—	—	(213)
Purchases	67	83	—	8	1	—	—
Sales	(16)	(48)	—	(9)	—	—	—
Settlements	(27)	(85)	—	—	—	—	—
Balance – end of period	$469	$1,369	$60	$64	$2	$10	$928
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$—	$5	$—	$1	$—	$—	$(213)
Change in Net Unrealized Gains/Losses included in OCI at the Balance sheet date	$(5)	$7	$—	$—	$—	$—	$—
(1)Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as Future policy benefits in the Consolidated balance sheets. The liability for GLB reinsurance was $1,372 million at June 30, 2020, and $1,591 million at March 31, 2020, which includes a fair value derivative adjustment of $928 million and $1,141 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	Assets						Liabilities
Three Months Ended June 30, 2019 (in millions of U.S. dollars)	Available-for-Sale Debt Securities			Equity securities	Short-term investments	Other investments	GLB (1)
	Non-U.S.	Corporate and asset-backed securities	MBS

Balance – beginning of period	$360	$1,342	$78	$55	$—	$11	$338
Transfers into Level 3	—	10	—	—	—	—	—
Change in Net Unrealized Gains/Losses in OCI, including foreign exchange	—	1	—	1	—	—	—
Net Realized Gains/Losses	—	(1)	—	(1)	—	—	65
Purchases	43	121	—	5	4	—	—
Sales	(14)	(36)	(1)	(4)	—	—	—
Settlements	(18)	(78)	(1)	—	—	—	—
Balance – end of period	$371	$1,359	$76	$56	$4	$11	$403
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$—	$(1)	$—	$(1)	$—	$—	$65
(1)Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as Future policy benefits in the Consolidated balance sheets. The liability for GLB reinsurance was $815 million at June 30, 2019, and $741 million at March 31, 2019, which includes a fair value derivative adjustment of $403 million and $338 million, respectively.

	Assets						Liabilities
	Available-for-Sale Debt Securities			Equity securities	Short-term investments	Other investments	GLB (1)
Six Months Ended June 30, 2020 (in millions of U.S. dollars)	Non-U.S.	Corporate and asset-backed securities	MBS

Balance – beginning of period	$449	$1,451	$60	$69	$6	$10	$456
Transfers into Level 3	—	91	—	—	—	—	—
Transfers out of Level 3	(16)	(72)	—	—	—	—	—
Change in Net Unrealized Gains (Losses) in OCI, including foreign exchange	(20)	(44)	—	—	—	—	—
Net Realized Gains/Losses	(3)	(26)	—	(3)	—	—	472
Purchases	149	222	—	11	2	—	—
Sales	(62)	(67)	—	(13)	—	—	—
Settlements	(28)	(186)	—	—	(6)	—	—
Balance – end of period	$469	$1,369	$60	$64	$2	$10	$928
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$—	$(9)	$—	$(1)	$—	$—	$472
Change in Net Unrealized Gains/Losses included in OCI at the Balance sheet date	$(20)	$(37)	$—	$—	$—	$—	$—
(1)Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as Future policy benefits in the Consolidated balance sheets. The liability for GLB reinsurance was $1,372 million at June 30, 2020, and $897 million at December 31, 2019, which includes a fair value derivative adjustment of $928 million and $456 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	Assets						Liabilities
	Available-for-Sale Debt Securities			Equity securities	Short-term investments	Other investments	GLB (1)
Six Months Ended June 30, 2019 (in millions of U.S. dollars)	Non-U.S.	Corporate and asset-backed securities	MBS

Balance – beginning of period	$345	$1,299	$61	$57	$1	$11	$452
Transfers into Level 3	3	15	—	—	—	—	—
Transfers out of Level 3	(15)	—	—	—	—	—	—
Change in Net Unrealized Gains/Losses in OCI, including foreign exchange	6	5	—	2	—	—	—
Net Realized Gains/Losses	(1)	—	—	(3)	—	—	(49)
Purchases	96	249	18	14	4	—	—
Sales	(19)	(73)	(1)	(14)	—	—	—
Settlements	(44)	(136)	(2)	—	(1)	—	—
Balance – end of period	$371	$1,359	$76	$56	$4	$11	$403
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$—	$(1)	$—	$(2)	$—	$—	$(49)
(1)Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as Future policy benefits in the Consolidated balance sheets. The liability for GLB reinsurance was $815 million at June 30, 2019, and $861 million at December 31, 2018, which includes a fair value derivative adjustment of $403 million and $452 million, respectively.

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

The following tables present fair value, by valuation hierarchy, and carrying value of the financial instruments not measured at fair value:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

June 30, 2020	Fair Value				Net Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities held to maturity
U.S. Treasury / Agency	$1,257	$58	$—	$1,315	$1,242
Non-U.S.	—	1,370	—	1,370	1,270
Corporate and asset-backed securities	—	2,428	—	2,428	2,191
Mortgage-backed securities	—	2,331	—	2,331	2,188
Municipal	—	5,176	—	5,176	4,954
Total assets	$1,257	$11,363	$—	$12,620	$11,845
Liabilities:
Repurchase agreements	$—	$1,409	$—	$1,409	$1,409
Short-term debt	—	1,309	—	1,309	1,300
Long-term debt	—	15,650	—	15,650	13,656
Trust preferred securities	—	453	—	453	308
Total liabilities	$—	$18,821	$—	$18,821	$16,673

December 31, 2019	Fair Value				Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities held to maturity
U.S. Treasury / Agency	$1,292	$55	$—	$1,347	$1,318
Non-U.S.	—	1,485	—	1,485	1,423
Corporate and asset-backed securities	—	2,436	32	2,468	2,349
Mortgage-backed securities	—	2,396	—	2,396	2,331
Municipal	—	5,309	—	5,309	5,160
Total assets	$1,292	$11,681	$32	$13,005	$12,581
Liabilities:
Repurchase agreements	$—	$1,416	$—	$1,416	$1,416
Short-term debt	—	1,307	—	1,307	1,299
Long-term debt	—	15,048	—	15,048	13,559
Trust preferred securities	—	467	—	467	308
Total liabilities	$—	$18,238	$—	$18,238	$16,582
5. Reinsurance

Reinsurance recoverable on ceded reinsurance

	June 30, 2020		December 31, 2019
(in millions of U.S. dollars)	Net Reinsurance Recoverable (1)	Valuation allowance	Net Reinsurance Recoverable (1)	Valuation allowance
Reinsurance recoverable on unpaid losses and loss expenses	$14,361	$240	$14,181	$240
Reinsurance recoverable on paid losses and loss expenses	846	63	1,000	76
Reinsurance recoverable on losses and loss expenses	$15,207	$303	$15,181	$316
Reinsurance recoverable on policy benefits	$197	$4	$197	$4
(1)Net of valuation allowance for uncollectible reinsurance.

We evaluate the financial condition of our reinsurers and potential reinsurers on a regular basis and also monitor concentrations of credit risk with reinsurers. The valuation allowance for uncollectible reinsurance is required principally due to the potential failure of reinsurers to indemnify Chubb, primarily because of disputes under reinsurance contracts and insolvencies. We have

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

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
The following table presents a roll-forward of valuation allowance for uncollectible reinsurance related to Reinsurance recoverable on loss and loss expenses:

Six Months Ended
June 30
(in millions of U.S. dollars)	2020
Reinsurance recoverable
Valuation allowance for uncollectible reinsurance - beginning of period	$316
Provision for uncollectible reinsurance	5
Write-offs charged against the valuation allowance	(19)
Foreign exchange revaluation	1
Valuation allowance for uncollectible reinsurance - end of period	$303

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

6. Unpaid losses and loss expenses

The following table presents a reconciliation of beginning and ending Unpaid losses and loss expenses:

	Six Months Ended June 30
(in millions of U.S. dollars)	2020	2019
Gross unpaid losses and loss expenses – beginning of period	$62,690	$62,960
Reinsurance recoverable on unpaid losses - beginning of period (1)	(14,181)	(14,689)
Net unpaid losses and loss expenses – beginning of period	48,509	48,271
Net losses and loss expenses incurred in respect of losses occurring in:
Current year	11,111	9,224
Prior years (2)	(49)	(411)
Total	11,062	8,813
Net losses and loss expenses paid in respect of losses occurring in:
Current year	2,263	2,288
Prior years	5,842	5,823
Total	8,105	8,111
Foreign currency revaluation and other	(128)	(1)
Net unpaid losses and loss expenses – end of period	51,338	48,972
Reinsurance recoverable on unpaid losses (1)	14,361	14,233
Gross unpaid losses and loss expenses – end of period	$65,699	$63,205
(1) Net of valuation allowance for uncollectible reinsurance.
(2) Relates to prior period loss reserve development only and excludes prior period development related to reinstatement premiums, expense adjustments and earned premiums totaling $6 million and $19 million for the six months ended June 30, 2020 and 2019, respectively.

Gross and net unpaid losses and loss expenses increased $3,009 million and $2,829 million, respectively, for the six months ended June 30, 2020, driven by catastrophe losses incurred principally related to the COVID-19 pandemic and an increase in underlying reserves, partially offset by favorable foreign exchange movement.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table summarizes (favorable) and adverse PPD by segment.

	Three Months Ended June 30			Six Months Ended June 30
(in millions of U.S. dollars)	Long-tail	Short-tail	Total	Long-tail	Short-tail	Total
2020
North America Commercial P&C Insurance	$(141)	$(5)	$(146)	$(184)	$(67)	$(251)
North America Personal P&C Insurance	—	(1)	(1)	—	—	—
North America Agricultural Insurance	—	—	—	—	(14)	(14)
Overseas General Insurance	(1)	(35)	(36)	(1)	(39)	(40)
Global Reinsurance	(19)	3	(16)	(19)	(4)	(23)
Corporate	274	—	274	285	—	285
Total	$113	$(38)	$75	$81	$(124)	$(43)
2019
North America Commercial P&C Insurance	$(206)	$21	$(185)	$(271)	$(45)	$(316)
North America Personal P&C Insurance	—	(16)	(16)	—	(26)	(26)
North America Agricultural Insurance	—	—	—	—	(61)	(61)
Overseas General Insurance	—	(20)	(20)	—	(24)	(24)
Global Reinsurance	(33)	33	—	(34)	26	(8)
Corporate	33	—	33	43	—	43
Total	$(206)	$18	$(188)	$(262)	$(130)	$(392)

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

North America Commercial P&C Insurance
2020
For the three months ended June 30, 2020, net favorable PPD was $146 million, which was the net result of several underlying favorable and adverse movements, and was driven by the following principal changes:

•Net favorable development of $141 million in long-tail business, primarily from:

•Net favorable development of $152 million in our workers’ compensation lines. This included favorable development of $62 million related to our annual assessment of multi-claimant events including industrial accidents, in the 2019 accident year. Consistent with prior years, we reviewed these potential exposures after the close of the accident year to allow for late reporting or identification of significant losses. This development in accident year 2019 was partially offset by some higher than expected activity from other claims. The remaining overall favorable development was mainly in accident years 2015 and prior, driven by lower than expected loss experience and related updates to loss development factors;

•Net favorable development of $59 million in general liability portfolios, mainly driven by lower than expected paid and reported loss experience in accident years 2016 and prior, partly offset by some adverse emergence in accident years 2017 through 2019;

•Net adverse development of $75 million in commercial automobile liability, mainly in high deductible and excess portfolios, driven by adverse paid and reported loss experience and related updates to loss development factors, mainly in accident years 2015 through 2019; and

•Net adverse development of $5 million for U.S. child molestation claims, predominantly reviver statute-related.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

For the six months ended June 30, 2020, net favorable PPD was $251 million, which was the net result of several underlying favorable and adverse movements, and was driven by the following principal changes:

•Net favorable development of $184 million in long-tail business, primarily from:

•Net favorable development of $182 million in workers’ compensation lines, mainly due to the same factors experienced for the three months ended June 30, 2020, as described above;

•Net favorable development of $66 million in professional liability (errors & omissions and cyber), in accident years 2016 and prior, due to lower than expected emergence;

•Net favorable development of $43 million in voluntary environmental lines, in accident years 2016 and prior, due to lower than expected emergence and a favorable revision to loss development patterns;

•Net favorable development of $36 million in general liability coverages, mainly due to the same factors experienced for the three months ended June 30, 2020, as described above, as well as adverse wholesale general liability results, driven by higher than expected reported loss emergence in accident years 2014 through 2019;

•Net adverse development of $75 million in commercial automobile liability, due to the same factors experienced for the three months ended June 30, 2020, as described above;

•Net adverse development of $40 million in excess and umbrella portfolios, with accident years 2015 through 2019 experiencing higher than expected reported development, partially offset by lower than expected emergence in accident years 2014 and prior; and

•Net adverse development of $5 million for U.S. child molestation claims, predominantly reviver statute-related.

•Net favorable development of $67 million in short-tail business, primarily from:

•Net favorable development of $37 million, in accident & health, mainly in accident years 2018 and 2019, driven by lower than expected paid loss emergence; and

•Net favorable development of $31 million in surety, driven by accident year 2018, where loss emergence was lower than expected.

2019
For the three months ended June 30, 2019, net favorable PPD was $185 million, which was the net result of several underlying favorable and adverse movements, and was driven by the following principal changes:

•Net favorable development of $206 million in long-tail business, primarily from:

•Net favorable development of $163 million in our workers’ compensation lines. This included favorable development of $61 million related to our annual assessment of multi-claimant events including industrial accidents, in the 2018 accident year. Consistent with prior years, we reviewed these potential exposures after the close of the accident year to allow for late reporting or identification of significant losses. This development in accident year 2018 was partially offset by some higher than expected activity from other claims and from involuntary pools. The remaining overall favorable development was mainly in accident years 2014 and prior, driven by lower than expected loss experience and related updates to loss development factors;

•Net favorable development of $50 million in our general liability portfolios, mainly driven by lower than expected paid and reported loss experience in accident years 2015 and prior, partly offset by adverse developments in more recent accident years; and

•Net adverse development of $25 million in automobile liability, driven by adverse paid and reported loss experience mainly in accident years 2014 through 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

•Net adverse development of $21 million in short-tail business, which was the result of several adverse movements, in lines such as automobile physical damage and involuntary pools, none of which were significant individually or in the aggregate, mainly impacting accident year 2018.

For the six months ended June 30, 2019, net favorable PPD was $316 million, which was the net result of several underlying favorable and adverse movements, and was driven by the following principal changes:

•Net favorable development of $271 million in long-tail business, primarily from:

•Net favorable development of $200 million in our workers’ compensation lines, mainly due to the same factors experienced for the three months ended June 30, 2019, as described above;

•Net favorable development of $54 million in professional liability (errors & omissions and cyber), mainly in the 2015 and prior accident years where case activity was less than expected, partially offset by adverse development in the 2016 accident year, which was driven by several large adverse claim developments;

•Net favorable development of $31 million in commercial excess and umbrella portfolios, driven by the 2013 and prior accident years, where case emergence was less than expected and greater weight was given to experience-based methods; this was partially offset by higher than expected claim activity in the 2015, 2016, and 2018 accident years which led to reserve strengthening in those years; and

•Net adverse development of $31 million in automobile liability, mainly due to the same factors experienced for the three months ended June 30, 2019, as described above.

•Net favorable development of $45 million in short-tail business, primarily from favorable development of $49 million in surety business, mainly in the 2017 accident year, driven by lower than expected reported loss activity.

North America Agricultural Insurance
Prior period development in this segment mainly relates to our Multiple Peril Crop Insurance (MPCI) business and was favorable due to better than expected crop yield results in certain states at the prior year-end period (i.e., 2020 results based on 2019 crop year).

Overseas General Insurance
For the three and six months ended June 30, 2020, net favorable PPD was $36 million and $40 million, respectively, which was the net result of several underlying favorable and adverse movements, including $19 million and $22 million, respectively, in marine lines across all regions mainly in accident years 2017 and 2018 and favorable case-specific settlements in accident years 2014 and prior.

Global Reinsurance
For the three and six months ended June 30, 2020, net favorable PPD was $16 million and $23 million, respectively, which was the net result of several underlying favorable and adverse movements, none of which is significant individually or in the aggregate.

Corporate
2020
For the three and six months ended June 30, 2020, net adverse development was $274 million and $285 million, respectively, driven by adverse development of $254 million for U.S. child molestation claims, predominantly reviver statute-related. The remainder of the adverse development ($20 million and $31 million, respectively) was driven by increased claim costs on a limited number of non-A&E run-off casualty and workers’ compensation exposures, and charges relating to unallocated loss adjustment expenses due to run-off operating expenses.

2019
For the three and six months ended June 30, 2019, net adverse development was $33 million and $43 million, respectively, from the non A&E run-off casualty exposures, including workers' compensation, driven by increased claim costs and net adverse settlements on a limited number of claims and charges relating to unallocated loss adjustment expenses due to run-off operating expenses.

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

The following table presents the balance sheet locations, fair values of derivative instruments in an asset or (liability) position, and notional values/payment provisions of our derivative instruments:

			June 30, 2020			December 31, 2019
	Consolidated Balance Sheet Location	Fair Value		Notional Value/ Payment Provision	Fair Value		Notional Value/ Payment Provision
(in millions of U.S. dollars)		Derivative Asset	Derivative (Liability)		Derivative Asset	Derivative (Liability)
Investment and embedded derivative instruments:
Foreign currency forward contracts	OA / (AP)	$16	$(85)	$2,462	$11	$(78)	$2,579
Options/Futures contracts on notes, bonds, and equities	OA / (AP)	3	(11)	1,398	13	(15)	1,615
Convertible securities (1)	FM AFS / ES	8	—	10	4	—	5
		$27	$(96)	$3,870	$28	$(93)	$4,199
Other derivative instruments:
Futures contracts on equities (2)	OA / (AP)	$—	$—	$598	$—	$(13)	$613
Other	OA / (AP)	1	—	97	2	—	63
		$1	$—	$695	$2	$(13)	$676
GLB (3)	(AP) / (FPB)	$—	$(1,372)	$2,196	$—	$(897)	$1,510
(1)Includes fair value of embedded derivatives.
(2)Related to GMDB and GLB book of business.
(3)Includes both future policy benefits reserves of $444 million and $441 million and fair value derivative adjustment of $928 million and $456 million at June 30, 2020 and December 31, 2019, respectively. Note that the payment provision related to GLB is the net amount at risk. The concept of a notional value does not apply to the GLB reinsurance contracts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

At June 30, 2020 and December 31, 2019, derivative liabilities of $71 million and $75 million, respectively, included in the table above were subject to a master netting agreement. The remaining derivatives included in the table above were not subject to a master netting agreement.

The following table presents net realized gains (losses) related to derivative instrument activity in the Consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2020	2019	2020	2019
Investment and embedded derivative instruments:
Foreign currency forward contracts	$10	$(22)	$53	$(37)
Interest rate swaps	—	(135)	—	(215)
All other futures contracts, options, and equities	3	(25)	(24)	(61)
Convertible securities (1)	1	1	—	2
Total investment and embedded derivative instruments	$14	$(181)	$29	$(311)
GLB and other derivative instruments:
GLB (2)	$213	$(65)	$(472)	$49
Futures contracts on equities (3)	(103)	(20)	22	(83)
Other	(1)	7	(3)	6
Total GLB and other derivative instruments	$109	$(78)	$(453)	$(28)
	$123	$(259)	$(424)	$(339)
(1)Includes embedded derivatives.
(2)Excludes foreign exchange gains (losses) related to GLB.
(3)Related to GMDB and GLB book of business.

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

The following table presents the carrying value of collateral held under securities lending agreements by investment category and remaining contractual maturity of the underlying agreements:

	Remaining contractual maturity
	June 30, 2020	December 31, 2019
(in millions of U.S. dollars)	Overnight and Continuous
Collateral held under securities lending agreements:
Cash	$665	$346
U.S. Treasury / Agency	52	6
Non-U.S.	1,059	595
Corporate and asset-backed securities	20	5
Mortgage-backed securities	—	18
Equity securities	36	24
	$1,832	$994
Gross amount of recognized liability for securities lending payable	$1,832	$994

At June 30, 2020 and December 31, 2019, our repurchase agreement obligations of $1,409 million and $1,416 million, respectively, were fully collateralized. In contrast to securities lending programs, the use of cash received is not restricted for the repurchase obligations. The fair value of the underlying securities sold remains in Fixed maturities available for sale and the repurchase agreement obligation is recorded in Repurchase agreements in the Consolidated balance sheets.

The following table presents the carrying value of collateral pledged under repurchase agreements by investment category and remaining contractual maturity of the underlying agreements:

	Remaining contractual maturity
	June 30, 2020			December 31, 2019
	Greater than 90 Days	Total	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
(in millions of U.S. dollars)
Collateral pledged under repurchase agreements:
Cash	$1	$1	$2	$—	$—	$2
U.S. Treasury / Agency	109	109	107	—	—	107
Mortgage-backed securities	1,350	1,350	399	476	480	1,355
	$1,460	$1,460	$508	$476	$480	$1,464
Gross amount of recognized liabilities for repurchase agreements		$1,409				$1,416
Difference (1)		$51				$48
(1)Per the repurchase agreements, the amount of collateral posted is required to exceed the amount of gross liability.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

d) Fixed maturities
At June 30, 2020, we have commitments to purchase fixed income securities of $747 million over the next several years.

e) Other investments
At June 30, 2020, included in Other investments in the Consolidated balance sheet are investments in limited partnerships and partially-owned investment companies with a carrying value of $4.6 billion. In connection with these investments, we have commitments that may require funding of up to $3.3 billion over the next several years.

f) Income taxes
At June 30, 2020, $48 million of unrecognized tax benefits remain outstanding. It is reasonably possible that over the next twelve months, that the amount of unrecognized tax benefits may change resulting from the re-evaluation of unrecognized tax benefits arising from examinations by taxing authorities, settlements and the lapses of statutes of limitations. With few exceptions, Chubb is no longer subject to income tax examinations for years before 2010.

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

h) Leases
At June 30, 2020 and December 31, 2019, the right-of-use asset was $483 million and $551 million, respectively, and is recorded within Other assets on the Consolidated balance sheets. At June 30, 2020 and December 31, 2019, the lease liability was $531 million and $603 million, respectively, and is recorded within Accounts payable, accrued expenses, and other liabilities on the Consolidated balance sheets. These leases consist principally of real estate operating leases that are amortized on a straight-line basis over the term of the lease.

8. Shareholders’ equity

All of Chubb’s Common Shares are authorized under Swiss corporate law. Though the par value of Common Shares is stated in Swiss francs, Chubb continues to use U.S. dollars as its reporting currency for preparing consolidated financial statements. Under Swiss corporate law, dividends, including distributions through a reduction in par value (par value reduction) or from legal reserves, must be stated in Swiss francs though dividend payments are made by Chubb in U.S. dollars. At June 30, 2020, our Common Shares had a par value of CHF 24.15 per share.

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

At our May 2020 annual general meeting, our shareholders approved an annual dividend for the following year of up to $3.12 per share, expected to be paid in four quarterly installments of $0.78 per share after the general meeting by way of distribution from capital contribution reserves, transferred to free reserves for payment. The Board will determine the record and payment dates at which the annual dividend may be paid until the date of the 2021 annual general meeting, and is authorized to abstain from distributing a dividend at its discretion.

The following table presents dividend distributions per Common Share in Swiss francs (CHF) and U.S. dollars (USD):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended				Six Months Ended
	June 30				June 30
	2020		2019		2020		2019
	CHF	USD	CHF	USD	CHF	USD	CHF	USD
Total dividend distributions per common share	0.75	$0.78	0.75	$0.75	1.47	$1.53	1.47	$1.48

Common Shares in treasury are used principally for issuance upon the exercise of employee stock options, grants of restricted stock, and purchases under the Employee Stock Purchase Plan (ESPP). At June 30, 2020, 28,423,841 Common Shares remain in treasury after net shares redeemed under employee share-based compensation plans.

Chubb Limited securities repurchase authorizations
In December 2018, the Board authorized the repurchase of up to $1.5 billion of Chubb's Common Shares from December 1, 2018 through December 31, 2019. In November 2019, the Board authorized the repurchase of up to $1.5 billion of Chubb's Common Shares from November 21, 2019 through December 31, 2020. On April 22, 2020, we announced that given the current economic environment and to preserve capital for both risk and opportunity, we had suspended share repurchases. Share repurchases may be resumed at any time, at management's discretion. We did not engage in any share repurchase activity during the three months ended June 30, 2020.

The following table presents repurchases of Chubb's Common Shares conducted in a series of open market transactions under the Board authorizations:

	Three Months Ended		Six Months Ended
		June 30		June 30
(in millions of U.S. dollars, except share data)	2020	2019	2020	2019
Number of shares repurchased	—	2,584,466	2,266,150	5,338,220
Cost of shares repurchased	$—	$376	$326	$743
Repurchase authorization remaining at end of period	$1,124	$736	$1,124	$736
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

10. Postretirement benefits

The components of net pension and other postretirement benefit costs (benefits) reflected in Net income (loss) in the Consolidated statements of operations were as follows:

	Pension Benefit Plans				Other Postretirement Benefit Plans
	2020		2019		2020	2019
Three Months Ended June 30	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
(in millions of U.S. dollars)
Service cost	$—	$1	$13	$2	$—	$—
Non-service cost:
Interest cost	25	5	29	7	—	1
Expected return on plan assets	(56)	(11)	(48)	(11)	(1)	(1)
Amortization of net actuarial loss	—	1	—	1	—	—
Amortization of prior service cost	—	—	—	—	(20)	(20)
Settlements	1	—	—	—	—	—
Total non-service (benefit) cost	(30)	(5)	(19)	(3)	(21)	(20)
Net periodic (benefit) cost	$(30)	$(4)	$(6)	$(1)	$(21)	$(20)

	Pension Benefit Plans				Other Postretirement Benefit Plans
	2020		2019		2020	2019
Six Months Ended June 30	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
(in millions of U.S. dollars)
Service cost	$—	$2	$25	$5	$—	$—
Non-service cost:
Interest cost	50	11	59	14	1	2
Expected return on plan assets	(112)	(21)	(95)	(22)	(2)	(2)
Amortization of net actuarial loss	—	1	—	1	—	—
Amortization of prior service cost	—	—	—	—	(40)	(40)
Settlements	2	—	—	—	—	—
Total non-service (benefit) cost	(60)	(9)	(36)	(7)	(41)	(40)
Net periodic (benefit) cost	$(60)	$(7)	$(11)	$(2)	$(41)	$(40)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The line items in which the service and non-service cost components of net periodic (benefit) cost are included in the Consolidated statements of operations were as follows:

	Pension Benefit Plans		Other Postretirement Benefit Plans
Three Months Ended June 30	2020	2019	2020	2019
(in millions of U.S. dollars)
Service cost:
Losses and loss expenses	$—	$1	$—	$—
Administrative expenses	1	14	—	—
Total service cost	1	15	—	—
Non-service cost:
Losses and loss expenses	(3)	(2)	(2)	(2)
Administrative expenses	(32)	(20)	(19)	(18)
Total non-service (benefit) cost	(35)	(22)	(21)	(20)
Net periodic (benefit) cost	$(34)	$(7)	$(21)	$(20)

	Pension Benefit Plans		Other Postretirement Benefit Plans
Six Months Ended June 30	2020	2019	2020	2019
(in millions of U.S. dollars)
Service cost:
Losses and loss expenses	$—	$3	$—	$—
Administrative expenses	2	27	—	—
Total service cost	2	30	—	—
Non-service cost:
Losses and loss expenses	(6)	(4)	(4)	(4)
Administrative expenses	(63)	(39)	(37)	(36)
Total non-service (benefit) cost	(69)	(43)	(41)	(40)
Net periodic (benefit) cost	$(67)	$(13)	$(41)	$(40)

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

For segment reporting purposes, certain items are presented in a different manner below than in the consolidated financial statements. Management uses underwriting income (loss) as the main measure of segment performance. Chubb calculates underwriting income (loss) by subtracting Losses and loss expenses, Policy benefits, Policy acquisition costs, and Administrative expenses from Net premiums earned. To calculate Segment income (loss), include Net investment income (loss), Other (income) expense, and Amortization expense of purchased intangibles. For the North America Agricultural Insurance segment, management includes gains and losses on crop derivatives as a component of underwriting income (loss). For example, for the three months ended June 30, 2020, underwriting income in our North America Agricultural Insurance segment was $31 million. This amount includes $1 million of realized losses related to crop derivatives which are reported in Net realized gains (losses) in the Corporate column below.

For the Life Insurance segment, management includes Net investment income (loss) and (Gains) losses from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP as components of Life Insurance underwriting income (loss). For example, for the three months ended June 30, 2020, Life Insurance underwriting income of $71 million includes Net investment income of $95 million and gains from fair value changes in separate account assets of $40 million. The gains from fair value changes in separate account assets are reported in Other (income) expense in the table below.

The following tables present the Statement of Operations by segment:

For the Three Months Ended June 30, 2020 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Chubb Consolidated

Net premiums written	$3,720	$1,327	$461	$2,021	$207	$619	$—	$8,355
Net premiums earned	3,595	1,192	376	2,194	163	608	—	8,128
Losses and loss expenses	3,498	762	312	1,485	73	171	276	6,577
Policy benefits	—	—	—	—	—	223	—	223
Policy acquisition costs	471	231	29	624	42	196	—	1,593
Administrative expenses	249	66	3	241	9	82	77	727
Underwriting income (loss)	(623)	133	32	(156)	39	(64)	(353)	(992)
Net investment income (loss)	507	65	7	124	51	95	(22)	827
Other (income) expense	4	1	1	8	(8)	(57)	109	58
Amortization expense of purchased intangibles	—	3	6	11	—	1	51	72
Segment income (loss)	$(120)	$194	$32	$(51)	$98	$87	$(535)	$(295)
Net realized gains (losses)							30	30
Interest expense							128	128
Income tax benefit							(62)	(62)
Net loss							$(571)	$(331)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

For the Three Months Ended June 30, 2019 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Chubb Consolidated

Net premiums written	$3,534	$1,309	$466	$2,258	$197	$579	$—	$8,343
Net premiums earned	3,390	1,168	378	2,225	159	571	—	7,891
Losses and loss expenses	2,214	747	316	1,125	90	189	34	4,715
Policy benefits	—	—	—	—	—	161	—	161
Policy acquisition costs	459	237	27	629	42	150	—	1,544
Administrative expenses	259	71	4	265	7	78	74	758
Underwriting income (loss)	458	113	31	206	20	(7)	(108)	713
Net investment income (loss)	521	64	4	151	55	97	(33)	859
Other (income) expense	2	1	1	3	(15)	(7)	(215)	(230)
Amortization expense of purchased intangibles	—	3	7	12	—	1	54	77
Segment income	$977	$173	$27	$342	$90	$96	$20	$1,725
Net realized gains (losses) including OTTI							(223)	(223)
Interest expense							140	140
Chubb integration expenses							4	4
Income tax expense							208	208
Net income (loss)							$(555)	$1,150

For the Six Months Ended June 30, 2020 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Chubb Consolidated

Net premiums written	$6,972	$2,434	$618	$4,619	$425	$1,264	$—	$16,332
Net premiums earned	6,971	2,392	470	4,501	349	1,239	—	15,922
Losses and loss expenses	5,679	1,445	375	2,743	160	373	287	11,062
Policy benefits	—	—	—	—	—	352	—	352
Policy acquisition costs	963	476	40	1,266	87	376	—	3,208
Administrative expenses	508	134	7	499	19	158	143	1,468
Underwriting income (loss)	(179)	337	48	(7)	83	(20)	(430)	(168)
Net investment income (loss)	1,023	131	16	269	105	190	(46)	1,688
Other (income) expense	1	3	1	12	(23)	(13)	132	113
Amortization expense of purchased intangibles	—	6	13	23	—	2	101	145
Segment income (loss)	$843	$459	$50	$227	$211	$181	$(709)	$1,262
Net realized gains (losses)							(928)	(928)
Interest expense							260	260
Income tax expense							153	153
Net loss							$(2,050)	$(79)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

For the Six Months Ended June 30, 2019 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Chubb Consolidated

Net premiums written	$6,485	$2,365	$596	$4,653	$399	$1,158	$—	$15,656
Net premiums earned	6,475	2,322	433	4,339	327	1,132	—	15,028
Losses and loss expenses	4,187	1,504	289	2,231	166	391	45	8,813
Policy benefits	—	—	—	—	—	357	—	357
Policy acquisition costs	918	468	34	1,225	85	278	—	3,008
Administrative expenses	499	139	5	514	17	157	137	1,468
Underwriting income (loss)	871	211	105	369	59	(51)	(182)	1,382
Net investment income (loss)	1,031	128	14	295	111	186	(70)	1,695
Other (income) expense	(3)	1	1	7	(24)	(47)	(204)	(269)
Amortization expense of purchased intangibles	—	6	14	23	—	1	109	153
Segment income (loss)	$1,905	$332	$104	$634	$194	$181	$(157)	$3,193
Net realized gains (losses) including OTTI							(320)	(320)
Interest expense							280	280
Chubb integration expenses							7	7
Income tax expense							396	396
Net income (loss)							$(1,160)	$2,190

Underwriting assets are reviewed in total by management for purposes of decision-making. Other than Unpaid losses and loss expenses, Reinsurance recoverables, Goodwill and Other intangible assets, Chubb does not allocate assets to its segments.

12. Earnings per share

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars, except share and per share data)	2020	2019	2020	2019
Numerator:
Net income (loss)	$(331)	$1,150	$(79)	$2,190
Denominator:
Denominator for basic earnings per share:
Weighted-average shares outstanding	451,402,807	457,224,455	451,635,733	458,010,447
Denominator for diluted earnings per share:
Share-based compensation plans (1)	—	2,945,237	—	2,863,109
Weighted-average shares outstanding and assumed conversions	451,402,807	460,169,692	451,635,733	460,873,556
Basic earnings (loss) per share	$(0.73)	$2.52	$(0.17)	$4.78
Diluted earnings (loss) per share	$(0.73)	$2.50	$(0.17)	$4.75
Potential anti-dilutive share conversions	8,378,447	2,660,925	6,583,319	5,037,959
(1)For the three and six months ended June 30, 2020, weighted-average shares outstanding used in calculating diluted loss per share excludes the effect of dilutive securities of 1,395,951 and 2,044,144 shares, respectively. In periods where a net loss is recognized, inclusion of incremental dilution is antidilutive.

Excluded from weighted-average shares outstanding and assumed conversions is the impact of securities that would have been anti-dilutive during the respective periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

13. Information provided in connection with outstanding debt of subsidiaries

The following tables present condensed consolidating financial information at June 30, 2020 and December 31, 2019, and for the three and six months ended June 30, 2020 and 2019 for Chubb Limited (Parent Guarantor) and Chubb INA Holdings Inc. (Subsidiary Issuer). The Subsidiary Issuer is an indirect 100 percent-owned subsidiary of the Parent Guarantor. The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer. Condensed consolidating financial information of the Parent Guarantor and Subsidiary Issuer are presented on the equity method of accounting. The revenues and expenses and cash flows of the subsidiaries of the Subsidiary Issuer are presented in the Other Chubb Limited Subsidiaries column on a combined basis.

Condensed Consolidating Balance Sheet at June 30, 2020

(in millions of U.S. dollars)	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
Assets
Investments	$—	$195	$110,682	$—	$110,877
Cash (1)	1	—	2,624	(1,068)	1,557
Restricted cash	—	—	152	—	152
Insurance and reinsurance balances receivable	—	—	13,637	(2,784)	10,853
Reinsurance recoverable on losses and loss expenses	—	—	24,804	(9,597)	15,207
Reinsurance recoverable on policy benefits	—	—	292	(95)	197
Value of business acquired	—	—	290	—	290
Goodwill and other intangible assets	—	—	21,093	—	21,093
Investments in subsidiaries	52,339	52,752	—	(105,091)	—
Due from subsidiaries and affiliates, net	3,636	—	—	(3,636)	—
Other assets	8	336	22,858	(1,954)	21,248
Total assets	$55,984	$53,283	$196,432	$(124,225)	$181,474
Liabilities
Unpaid losses and loss expenses	$—	$—	$75,013	$(9,314)	$65,699
Unearned premiums	—	—	18,301	(1,220)	17,081
Future policy benefits	—	—	5,990	(95)	5,895
Due to subsidiaries and affiliates, net	—	3,365	271	(3,636)	—
Affiliated notional cash pooling programs (1)	882	186	—	(1,068)	—
Repurchase agreements	—	—	1,409	—	1,409
Short-term debt	—	1,300	—	—	1,300
Long-term debt	—	13,656	—	—	13,656
Trust preferred securities	—	308	—	—	308
Other liabilities	342	1,415	23,410	(3,801)	21,366
Total liabilities	1,224	20,230	124,394	(19,134)	126,714
Total shareholders’ equity	54,760	33,053	72,038	(105,091)	54,760
Total liabilities and shareholders’ equity	$55,984	$53,283	$196,432	$(124,225)	$181,474
(1)Chubb maintains two notional multicurrency cash pools (Pools) with a third-party bank. Various Chubb entities participate in one or the other of the Pools, pursuant to which credit and debit balances in individual Chubb accounts are translated daily into a single currency and pooled on a notional basis. Individual Chubb entities are permitted to overdraw on their individual accounts provided the overall Pool balances do not fall below zero. At June 30, 2020, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

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
(1)Chubb maintains two notional multicurrency cash pools (Pools) with a third-party bank. Refer to the 2019 Form 10-K for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

For the Three Months Ended June 30, 2020	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$—	$8,355	$—	$8,355
Net premiums earned	—	—	8,128	—	8,128
Net investment income	—	1	826	—	827
Equity in earnings of subsidiaries	(366)	(271)	—	637	—
Net realized gains (losses)	23	(192)	199	—	30
Losses and loss expenses	—	—	6,577	—	6,577
Policy benefits	—	—	223	—	223
Policy acquisition costs and administrative expenses	21	(30)	2,329	—	2,320
Interest (income) expense	(35)	149	14	—	128
Other (income) expense	(8)	(5)	71	—	58
Amortization of purchased intangibles	—	—	72	—	72
Income tax expense (benefit)	10	(66)	(6)	—	(62)
Net loss	$(331)	$(510)	$(127)	$637	$(331)
Comprehensive income	$2,860	$1,872	$3,078	$(4,950)	$2,860

Condensed Consolidating Statements of Operations and Comprehensive Income

For the Three Months Ended June 30, 2019	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$—	$8,343	$—	$8,343
Net premiums earned	—	—	7,891	—	7,891
Net investment income	1	(6)	864	—	859
Equity in earnings of subsidiaries	1,104	762	—	(1,866)	—
Net realized gains (losses) including OTTI	4	(21)	(206)	—	(223)
Losses and loss expenses	—	—	4,715	—	4,715
Policy benefits	—	—	161	—	161
Policy acquisition costs and administrative expenses	22	(5)	2,285	—	2,302
Interest (income) expense	(62)	180	22	—	140
Other (income) expense	(6)	1	(225)	—	(230)
Amortization of purchased intangibles	—	—	77	—	77
Chubb integration expenses	—	—	4	—	4
Income tax expense (benefit)	5	(45)	248	—	208
Net income	$1,150	$604	$1,262	$(1,866)	$1,150
Comprehensive income	$2,059	$1,397	$2,181	$(3,578)	$2,059

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Condensed Consolidating Statements of Operations and Comprehensive Income

For the Six Months Ended June 30, 2020	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$—	$16,332	$—	$16,332
Net premiums earned	—	—	15,922	—	15,922
Net investment income	(2)	5	1,685	—	1,688
Equity in earnings of subsidiaries	(110)	322	—	(212)	—
Net realized gains (losses)	2	(79)	(851)	—	(928)
Losses and loss expenses	—	—	11,062	—	11,062
Policy benefits	—	—	352	—	352
Policy acquisition costs and administrative expenses	45	(68)	4,699	—	4,676
Interest (income) expense	(69)	297	32	—	260
Other (income) expense	(17)	3	127	—	113
Amortization of purchased intangibles	—	—	145	—	145
Income tax expense (benefit)	10	(59)	202	—	153
Net income (loss)	$(79)	$75	$137	$(212)	$(79)
Comprehensive income	$400	$672	$660	$(1,332)	$400

Condensed Consolidating Statements of Operations and Comprehensive Income

For the Six Months Ended June 30, 2019	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$—	$15,656	$—	$15,656
Net premiums earned	—	—	15,028	—	15,028
Net investment income	2	(10)	1,703	—	1,695
Equity in earnings of subsidiaries	2,094	1,521	—	(3,615)	—
Net realized gains (losses) including OTTI	5	(34)	(291)	—	(320)
Losses and loss expenses	—	—	8,813	—	8,813
Policy benefits	—	—	357	—	357
Policy acquisition costs and administrative expenses	42	(20)	4,454	—	4,476
Interest (income) expense	(128)	365	43	—	280
Other (income) expense	(12)	4	(261)	—	(269)
Amortization of purchased intangibles	—	—	153	—	153
Chubb integration expenses	—	2	5	—	7
Income tax expense (benefit)	9	(87)	474	—	396
Net income	$2,190	$1,213	$2,402	$(3,615)	$2,190
Comprehensive income	$4,777	$3,338	$4,969	$(8,307)	$4,777

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2020	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
(in millions of U.S. dollars)
Net cash flows from (used for) operating activities	$181	$(307)	$3,933	$(110)	$3,697
Cash flows from investing activities
Purchases of fixed maturities available for sale	—	(13)	(13,045)	—	(13,058)
Purchases of fixed maturities held to maturity	—	—	(42)	—	(42)
Purchases of equity securities	—	—	(2,824)	—	(2,824)
Sales of fixed maturities available for sale	—	7	7,727	—	7,734
Sales of equity securities	—	—	1,353	—	1,353
Maturities and redemptions of fixed maturities available for sale	—	29	5,191	—	5,220
Maturities and redemptions of fixed maturities held to maturity	—	—	642	—	642
Net change in short-term investments	—	761	(588)	—	173
Net derivative instruments settlements	—	69	(87)	—	(18)
Private equity contributions	—	—	(546)	—	(546)
Private equity distributions	—	—	443	—	443
Deposit paid on share acquisition	—	—	(1,550)	—	(1,550)
Capital contribution	(1,200)	—	—	1,200	—
Other	(1)	(3)	(217)	—	(221)
Net cash flows from (used for) investing activities	(1,201)	850	(3,543)	1,200	(2,694)
Cash flows from financing activities
Dividends paid on Common Shares	(678)	—	—	—	(678)
Common Shares repurchased	(333)	—	—	—	(333)
Proceeds from issuance of repurchase agreements	—	—	1,402	—	1,402
Repayment of repurchase agreements	—	—	(1,402)	—	(1,402)
Proceeds from share-based compensation plans	—	—	74	—	74
Dividend to parent company	—	—	(110)	110	—
Advances (to) from affiliates	1,149	(1,168)	19	—	—
Capital contribution	—	—	1,200	(1,200)	—
Net proceeds from (payments to) affiliated notional cash pooling programs (1)	882	186	—	(1,068)	—
Policyholder contract deposits	—	—	215	—	215
Policyholder contract withdrawals	—	—	(173)	—	(173)
Other	—	(3)	—	—	(3)
Net cash flows from (used for) financing activities	1,020	(985)	1,225	(2,158)	(898)
Effect of foreign currency rate changes on cash and restricted cash	(1)	—	(41)	—	(42)
Net increase (decrease) in cash and restricted cash	(1)	(442)	1,574	(1,068)	63
Cash and restricted cash – beginning of period (1)	2	442	1,202	—	1,646
Cash and restricted cash – end of period (1)	$1	$—	$2,776	$(1,068)	$1,709
(1)Chubb maintains two notional multicurrency cash pools (Pools) with a third-party bank. Various Chubb entities participate in one or the other of the Pools, pursuant to which credit and debit balances in individual Chubb accounts are translated daily into a single currency and pooled on a notional basis. Individual Chubb entities are permitted to overdraw on their individual accounts provided the overall Pool balances do not fall below zero. At June 30, 2020 and December 31, 2019, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2019	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
(in millions of U.S. dollars)
Net cash flows from operating activities	$323	$1,302	$2,943	$(1,860)	$2,708
Cash flows from investing activities
Purchases of fixed maturities available for sale	—	(5)	(12,561)	—	(12,566)
Purchases of fixed maturities held to maturity	—	—	(73)	—	(73)
Purchases of equity securities	—	—	(147)	—	(147)
Sales of fixed maturities available for sale	—	—	7,838	—	7,838
Sales of equity securities	—	—	266	—	266
Maturities and redemptions of fixed maturities available for sale	—	16	3,947	—	3,963
Maturities and redemptions of fixed maturities held to maturity	—	—	598	—	598
Net change in short-term investments	—	(11)	(752)	—	(763)
Net derivative instruments settlements	—	(35)	(501)	—	(536)
Private equity contributions	—	—	(920)	—	(920)
Private equity distributions	—	—	780	—	780
Capital contribution	(600)	(110)	—	710	—
Other	—	(12)	(715)	—	(727)
Net cash flows used for investing activities	(600)	(157)	(2,240)	710	(2,287)
Cash flows from financing activities
Dividends paid on Common Shares	(671)	—	—	—	(671)
Common Shares repurchased	—	—	(741)	—	(741)
Proceeds from issuance of long-term debt	—	1,289	—	—	1,289
Repayment of long-term debt	—	(500)	—	—	(500)
Proceeds from issuance of repurchase agreements	—	—	1,984	—	1,984
Repayment of repurchase agreements	—	—	(1,986)	—	(1,986)
Proceeds from share-based compensation plans	—	—	95	—	95
Dividend to parent company	—	—	(1,860)	1,860	—
Advances (to) from affiliates	801	(1,498)	697	—	—
Capital contribution	—	—	710	(710)	—
Net proceeds from (payments to) affiliated notional cash pooling programs (1)	142	(437)	—	295	—
Policyholder contract deposits	—	—	237	—	237
Policyholder contract withdrawals	—	—	(138)	—	(138)
Other	—	—	—	—	—
Net cash flows from (used for) financing activities	272	(1,146)	(1,002)	1,445	(431)
Effect of foreign currency rate changes on cash and restricted cash	5	—	33	—	38
Net increase (decrease) in cash and restricted cash	—	(1)	(266)	295	28
Cash and restricted cash – beginning of period (1)	1	2	1,989	(652)	1,340
Cash and restricted cash – end of period (1)	$1	$1	$1,723	$(357)	$1,368
(1)Chubb maintains two notional multicurrency cash pools (Pools) with a third-party bank. Various Chubb entities participate in one or the other of the Pools, pursuant to which credit and debit balances in individual Chubb accounts are translated daily into a single currency and pooled on a notional basis. Individual Chubb entities are permitted to overdraw on their individual accounts provided the overall Pool balances do not fall below zero. At June 30, 2019 and December 31, 2018, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of our results of operations, financial condition, and liquidity and capital resources as of and for the three and six months ended June 30, 2020.

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

Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Any written or oral statements made by us or on our behalf may include forward-looking statements that reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks, uncertainties, and other factors that could, should potential events occur, cause actual results to differ materially from such statements. These risks, uncertainties, and other factors, which are described in more detail elsewhere herein and in other documents we file with the U.S. Securities and Exchange Commission (SEC), include but are not limited to:
•losses arising out of natural or man-made catastrophes such as hurricanes, typhoons, earthquakes, floods, climate change (including effects on weather patterns; greenhouse gases; sea, land and air temperatures; sea levels; and rain and snow), nuclear accidents, pandemics (including COVID-19), or terrorism which could be affected by:
•the number of insureds and ceding companies affected;
•the amount and timing of losses actually incurred and reported by insureds;
•the impact of these losses on our reinsurers and the amount and timing of reinsurance recoverable actually received;
•the cost of building materials and labor to reconstruct properties or to perform environmental remediation following a catastrophic event; and
•complex coverage and regulatory issues such as whether losses occurred from storm surge or flooding and related lawsuits;
•actions that rating agencies may take from time to time, such as financial strength or credit ratings downgrades or placing these ratings on credit watch negative or the equivalent;
•the ability to collect reinsurance recoverable, credit developments of reinsurers, and any delays with respect thereto and changes in the cost, quality, or availability of reinsurance;
•actual loss experience from insured or reinsured events and the timing of claim payments;
•actual claims may exceed our best estimate of ultimate insurance losses incurred through June 30, 2020 resulting directly from the COVID-19 pandemic and consequent economic crises; our COVID-19 related reserve at June 30, 2020 could change including as a result of, among other things, the impact of legislative or regulatory actions taken in response to COVID-19;
•the continued impact of COVID-19 and related risks, including from shelter-in-place orders, unemployment, and the financial market volatility, could continue to adversely impact our results, including premiums written and investment income;
•the uncertainties of the loss-reserving and claims-settlement processes, including the difficulties associated with assessing environmental damage and asbestos-related latent injuries, the impact of aggregate-policy-coverage limits, the impact of bankruptcy protection sought by various asbestos producers and other related businesses, and the timing of loss payments;
•changes to our assessment as to whether it is more likely than not that we will be required to sell, or have the intent to sell, available for sale fixed maturity investments before their anticipated recovery;
•infection rates and severity of pandemics, including COVID-19, and their effects on our business operations and claims activity, and any adverse impact to our insureds, brokers, agents, and employees;
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
•general economic and business conditions resulting from volatility in the stock and credit markets and the depth and duration of potential recession;
•global political conditions, the occurrence of any terrorist attacks, including any nuclear, radiological, biological, or chemical events, or the outbreak and effects of war, and possible business disruption or economic contraction that may result from such events;
•the potential impact of the United Kingdom’s vote to withdraw from the European Union, including political, regulatory, social, and economic uncertainty and market and exchange rate volatility;

•judicial decisions and rulings, new theories of liability, legal tactics, and settlement terms;
•the effects of public company bankruptcies and/or accounting restatements, as well as disclosures by and investigations of public companies relating to possible accounting irregularities, and other corporate governance issues, including the effects of such events on:
•the capital markets;
•the markets for directors and officers (D&O) and errors and omissions (E&O) insurance; and
•claims and litigation arising out of such disclosures or practices by other companies;
•uncertainties relating to governmental, legislative and regulatory policies, developments, actions, investigations, and treaties, which, among other things, could subject us to insurance regulation or taxation in additional jurisdictions or affect our current operations;
•the effects of data privacy or cyber laws or regulation on our current or future business;
•the actual amount of new and renewal business, market acceptance of our products, and risks associated with the introduction of new products and services and entering new markets, including regulatory constraints on exit strategies;
•the competitive environment in which we operate, including trends in pricing or in policy terms and conditions, which may differ from our projections and changes in market conditions that could render our business strategies ineffective or obsolete;
•acquisitions made by us performing differently than expected, our failure to realize anticipated expense-related efficiencies or growth from acquisitions, the impact of acquisitions on our pre-existing organization, or announced acquisitions not closing;
•risks and uncertainties relating to our planned purchases of additional interests in Huatai Insurance Group Company Limited (Huatai Group), including our ability to receive Chinese insurance regulatory approval and complete the purchases;
•risks associated with being a Swiss corporation, including reduced flexibility with respect to certain aspects of capital management and the potential for additional regulatory burdens;
•the potential impact from government-mandated insurance coverage for acts of terrorism;
•the availability of borrowings and letters of credit under our credit facilities;
•the adequacy of collateral supporting funded high deductible programs;
•changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers;
•material differences between actual and expected assessments for guaranty funds and mandatory pooling arrangements;
•the effects of investigations into market practices in the property and casualty (P&C) industry;
•changing rates of inflation and other economic conditions, for example, recession;
•the amount of dividends received from subsidiaries;
•loss of the services of any of our executive officers without suitable replacements being recruited in a reasonable time frame;
•the ability of our technology resources, including information systems and security, to perform as anticipated such as with respect to preventing material information technology failures or third-party infiltrations or hacking resulting in consequences adverse to Chubb or its customers or partners;
•the ability of our company to increase use of data analytics and technology as part of our business strategy and adapt to new technologies; and
•management’s response to these factors and actual events (including, but not limited to, those described above).
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

Overview
Chubb Limited is the Swiss-incorporated holding company of the Chubb Group of Companies. Chubb Limited, which is headquartered in Zurich, Switzerland, and its direct and indirect subsidiaries (collectively, the Chubb Group of Companies, Chubb, we, us, or our) are a global insurance and reinsurance organization, serving the needs of a diverse group of clients worldwide. At June 30, 2020, we had total assets of $181 billion and shareholders’ equity of $55 billion. Chubb was incorporated in 1985 at which time it opened its first business office in Bermuda and continues to maintain operations in Bermuda. We operate through six business segments: North America Commercial P&C Insurance, North America Personal P&C Insurance, North America Agricultural Insurance, Overseas General Insurance, Global Reinsurance, and Life Insurance. For more information on our segments refer to “Segment Information” under Item 1 in our 2019 Form 10-K.

Financial Highlights for the Three Months Ended June 30, 2020
•The COVID-19 global pandemic and related economic conditions adversely impacted our results of operations and growth this quarter, including:
◦Net premiums written in the quarter were reduced by adjustments on in-force policies of $160 million in the North America Commercial P&C Insurance and $24 million in the Overseas General Insurance segments, principally impacting our workers’ compensation and commercial casualty lines. In addition, there were automobile return premiums of $7 million in the North America Personal P&C Insurance segment. These items reduced consolidated and P&C net premiums written growth by 2.3 and 2.5 percentage points, respectively.

◦Net catastrophe losses included a COVID-19 charge of $1,365 million pre-tax, with $723 million in short-tail lines, and $642 million in long-tail lines. The short-tail losses were generated primarily from entertainment and commercial property-related business interruption, surety, and accident and health (A&H) products including travel insurance products. The long-tail losses were related to liability insurance products (directors and officers, employment practices, professional liability, etc.), workers’ compensation, political risk and trade credits. Substantially all of the charges for liability and credit-related insurance products are included in the incurred but not reported reserves. These COVID-19 losses added 18.2 percentage points to the P&C combined ratio.

◦Net investment income was adversely impacted by lower reinvestment rates on new and reinvested assets, and lower rates on floating rate obligations.

◦Net loss was $(331) million and included $1,157 million after tax of COVID-19 losses.
•Pre-tax net catastrophe losses included $1,365 million related to COVID-19 global pandemic described above, $312 million of natural catastrophe losses, primarily attributable to severe weather-related events in the U.S., as well as civil unrest-related losses in the U.S. of $130 million.

•Total pre-tax and after-tax unfavorable prior period development were $75 million (1.0 percentage point of the combined ratio) and $52 million, respectively, compared with favorable prior period development of $188 million (2.6 percentage points of the combined ratio) and $152 million, respectively, in the prior year period. The current quarter included $259 million pre-tax, or $205 million after tax, for U.S. child molestation claims, predominantly reviver statute-related.

•Consolidated net premiums written were $8.4 billion, up 0.1 percent, or 1.9 percent in constant dollars. P&C net premiums written were $7.7 billion, down 0.4 percent, or up 1.4 percent in constant dollars. Excluding the impact of COVID-19, P&C net premiums written were up 3.9 percent in constant dollars. This comprises 9.1 percent positive growth globally in commercial P&C lines and 6.3 percent negative growth in consumer lines, which includes A&H, travel and personal lines.

•The P&C combined ratio was 112.3% compared with 90.1% prior year, including catastrophe losses of 23.9 percentage points compared with 3.8 percentage points prior year. The P&C current accident year combined ratio excluding catastrophe losses was 87.4% compared with 88.9% prior year.

•Operating cash flow was $1,985 million compared with $1,386 million in the prior year period. Refer to the Liquidity section for additional information on our cash flows.

Outlook
During the quarter, we recognized a pre-tax COVID-19 charge of $1.4 billion, representing our best estimate of the ultimate insurance losses incurred through June 30, 2020 that are directly attributable to the pandemic and the related economic crises. The use of historical experience and current activity resulted in our best estimate of losses we believe have been incurred as of June 30, 2020. Actual claims and other legislative and other economic factors, including changes in our regulatory environment, could change this estimate in future quarters.

Additionally, the contraction in the economy resulted in the recognition of a charge of $191 million in net premiums written from lower exposure and return premiums. The current economic environment, including a decline in interest rates among other things, also adversely impacted our net investment income for the quarter. The economic contraction may continue to have an impact in future quarters.

Consolidated Operating Results – Three and Six Months Ended June 30, 2020 and 2019

	Three Months Ended			Six Months Ended
	June 30		% Change	June 30		% Change
(in millions of U.S. dollars, except for percentages)	2020	2019	Q-20 vs. Q-19	2020	2019	YTD-20 vs. YTD-19
Net premiums written	$8,355	$8,343	0.1%	$16,332	$15,656	4.3%
Net premiums earned	8,128	7,891	3.0%	15,922	15,028	5.9%
Net investment income	827	859	(3.8)%	1,688	1,695	(0.4)%
Net realized gains (losses)	30	(223)	NM	(928)	(320)	190.2%
Total revenues	8,985	8,527	5.4%	16,682	16,403	1.7%
Losses and loss expenses	6,577	4,715	39.5%	11,062	8,813	25.5%
Policy benefits	223	161	38.7%	352	357	(1.5)%
Policy acquisition costs	1,593	1,544	3.2%	3,208	3,008	6.6%
Administrative expenses	727	758	(4.0)%	1,468	1,468	—
Interest expense	128	140	(8.8)%	260	280	(7.0)%
Other (income) expense	58	(230)	NM	113	(269)	NM
Amortization of purchased intangibles	72	77	(6.6)%	145	153	(5.3)%
Chubb integration expenses	—	4	NM	—	7	NM
Total expenses	9,378	7,169	30.8%	16,608	13,817	20.2%
Income (loss) before income tax	(393)	1,358	NM	74	2,586	(97.1)%
Income tax expense (benefit)	(62)	208	NM	153	396	(61.4)%
Net income (loss)	$(331)	$1,150	NM	$(79)	$2,190	NM
Net premiums written - constant dollars (1)			1.9%			5.5%
NM – not meaningful
(1)  On a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency exchange rates as the comparable current period.

Net Premiums Written
Net premiums written reflect the premiums we retain after purchasing reinsurance protection. For the three and six months ended June 30, 2020, consolidated net premiums written increased $12 million and $676 million, or $155 million and $844 million, respectively, on a constant-dollar basis, reflecting growth across most segments. The growth in net premiums written was depressed by economic contraction resulting from the COVID-19 pandemic including $184 million of exposure adjustments on in-force policies and $7 million of premium returned to insureds.

•Net premiums written in our North America Commercial P&C Insurance segment increased $186 million, or 5.3 percent, and $487 million, or 7.5 percent, for the three and six months ended June 30, 2020, respectively. Growth in net premiums written reflected positive rate increases, strong renewal retention and new business written across a number of retail and wholesale lines, including property, financial lines, excess casualty, and commercial multiple peril. Net premiums written also benefited from new business written in large risk casualty, which included a year-over-year increase of $68 million and $82 million in large structured transactions written for the three and six months ended June 30, 2020, respectively. The growth in net premiums written described above was depressed by economic contraction resulting from the COVID-19 pandemic, including $160 million of exposure adjustments on in-force policies, which reduced net premiums written by 4.5 percentage points and 2.5 percentage points for the three and six months ended June 30, 2020, respectively, and lower renewal exposures and new business market limitations that impacted several lines of business, including A&H, surety, large corporate accounts, entertainment, hospitality, retail, and construction.

•Net premiums written in our North America Personal P&C Insurance segment increased $18 million, or 1.4 percent, and $69 million, or 2.9 percent, for the three and six months ended June 30, 2020, respectively, primarily due to rate increases and high account retention across most lines. This growth was partially offset by $7 million in automobile premium returned to insureds as a result of reduced exposure related to the conditions caused by the COVID-19 pandemic, which impacted growth by 0.6 percentage points and 0.5 percentage points, respectively.

•Net premiums written in our North America Agricultural Insurance segment decreased $5 million, or 1.1 percent, for the three months ended June 30, 2020 primarily due to MPCI premiums reflecting lower rates that were impacted by year-over-year commodity price declines, partially offset by growth in our Chubb Agribusiness unit. Net premiums written increased $22 million, or 3.8 percent, for the six months ended June 30, 2020 due to the year-over-year increase in MPCI premiums reflecting less premiums returned to the U.S. government under the premium-sharing formulas and the factors noted above. Under the MPCI premium-sharing formulas, we retained more premiums on the 2019 crop year due to higher than expected losses for that year. Net premiums written in the first half of 2019 was lower due to higher cessions to the U.S. government reflecting the more profitable 2018 crop year.

•Net premiums written in our Overseas General Insurance segment decreased $237 million, or $109 million on a constant dollar basis, for the three months ended June 30, 2020, due to the impact of the COVID-19 pandemic which negatively impacted several lines, mainly in personal lines and A&H, resulting from less travel volume and lower exposures. Net premiums written were depressed by economic contraction resulting from the COVID-19 pandemic including $24 million of exposure adjustments on in-force policies and a lower percentage of net premiums written in Latin America. For the six months ended June 30, 2020, net premiums written decreased $34 million, or increased $122 million on a constant dollar basis, as the decrease during the quarter was offset by P&C lines growth due to new business, retention, and positive rate increases.

•Net premiums written in our Global Reinsurance segment increased $10 million and $26 million, or $11 million and $26 million on a constant-dollar basis, for the three and six months ended June 30, 2020, respectively, primarily due to positive rate increases in catastrophe lines and new business written in casualty lines, partially offset by increased ceded retrocessions. In addition, the prior year had unfavorable premium adjustments which lowered premium in 2019.

•Net premiums written in our Life Insurance segment increased $40 million and $106 million, or $49 million and $114 million on a constant-dollar basis, for the three and six months ended June 30, 2020, respectively, primarily reflecting growth in Latin America, principally driven by our expanded presence in Chile, and Asian international life operations, partially offset by a decline in our North America Combined Insurance business.

Net Premiums Written By Line of Business

	Three Months Ended					Six Months Ended
				June 30					June 30
(in millions of U.S. dollars, except for percentages)	2020	2019	% Change Q-20 vs. Q-19	C$ (1) 2019	C$ (1) % Change Q-20 vs. Q-19	2020	2019	% Change YTD-20 vs. YTD-19	C$ (1) 2019	C$ (1) % Change YTD-20 vs. YTD-19
Commercial casualty	$1,478	$1,472	0.4%	$1,461	1.2%	$2,819	$2,672	5.5%	$2,659	6.0%
Workers' compensation (2)	467	482	(3.1)%	482	(3.1)%	1,053	1,075	(2.1)%	1,075	(2.1)%
Professional liability	997	909	9.7%	895	11.4%	1,909	1,695	12.6%	1,678	13.7%
Surety	117	156	(25.2)%	149	(21.5)%	267	308	(13.5)%	300	(11.0)%
Commercial multiple peril (3)	267	254	5.3%	254	5.3%	508	473	7.5%	473	7.5%
Property and other short-tail lines	1,344	1,186	13.4%	1,160	16.0%	2,678	2,343	14.3%	2,304	16.3%
Total Commercial P&C	4,670	4,459	4.7%	4,401	6.2%	9,234	8,566	7.8%	8,489	8.8%

Agriculture	461	466	(1.1)%	466	(1.1)%	618	596	3.8%	596	3.8%

Personal automobile	353	473	(25.3)%	440	(19.7)%	794	894	(11.2)%	868	(8.5)%
Personal homeowners	980	968	1.3%	963	1.7%	1,753	1,711	2.5%	1,706	2.7%
Personal other	402	383	4.8%	374	7.6%	820	751	9.2%	737	11.3%
Total Personal lines	1,735	1,824	(4.9)%	1,777	(2.3)%	3,367	3,356	0.4%	3,311	1.7%
Total Property and Casualty lines	6,866	6,749	1.7%	6,644	3.4%	13,219	12,518	5.6%	12,396	6.6%

Global A&H lines (4)	951	1,130	(15.9)%	1,099	(13.5)%	2,018	2,203	(8.4)%	2,163	(6.7)%
Reinsurance lines	207	197	4.6%	196	4.9%	425	399	6.5%	399	6.4%
Life	331	267	24.2%	261	27.0%	670	536	25.1%	530	26.5%
Total consolidated	$8,355	$8,343	0.1%	$8,200	1.9%	$16,332	$15,656	4.3%	$15,488	5.5%
(1)On a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency exchange rates as the comparable current period.
(2)The three and six months ended June 30, 2020 includes $116 million related to a structured transaction written in the quarter, that covers previously incurred losses. This contributed 23.9% to the second quarter growth.
(3)Commercial multiple peril represents retail package business (property and general liability).
(4)For purposes of this schedule only, A&H results from our Combined North America and International businesses, normally included in the Life Insurance and Overseas General Insurance segments, respectively, as well as the A&H results of our North America Commercial P&C segment, are included in Global A&H lines above.

The increase in net premiums written for the three and six months ended June 30, 2020 reflects growth across most lines of business, partially offset by the adverse impact of the economic contraction resulting from the COVID-19 pandemic.
•The growth in commercial casualty was due to new business, positive rate increases, and the year-over-year increase in large structured transactions in North America, as well as growth in Asia, partially offset by the adverse impact of the COVID-19 pandemic, including $58 million of exposure adjustments on in-force policies which depressed growth by 4.0 percentage points and 2.2 percentage points, respectively.
•Workers' compensation was adversely impacted by market conditions and by the adverse impact of the economic contraction resulting from COVID-19 pandemic, including $121 million of exposure adjustments on in-force policies which depressed growth by 25.1 percentage points and 11.3 percentage points, respectively.
•The increase in professional liability was due to new business and positive rate increases primarily in North America and Europe.
•Surety decreased primarily in North America as well as Latin America due to the COVID-19 pandemic.
•Commercial multiple peril increased due to new business, higher renewal retention, and positive rate increases in North America, partially offset by the adverse impact of the economic contraction resulting from the COVID-19 pandemic, including $5 million of exposure adjustments on in-force policies which depressed growth by 2.0 percentage points and 1.1 percentage points, respectively.
•Property and other short-tail lines increased due to new business and positive rate increases primarily in North America and Europe.

•Personal lines decreased for the three months ended June 30, 2020 primarily due to the impact of the COVID-19 pandemic, which caused declines in automobile business in Latin America, as well as automobile premium returned to insureds as a result of reduced exposure in North America. The decrease was partially offset by positive rate increases in North America and growth in Europe, which contributed to the increase for the six months ended June 30, 2020.
•Global A&H lines decreased due to declines in Asia and Latin America, principally from less travel volume due to COVID-19 pandemic, and in our North American Combined Insurance supplemental A&H program.
•The increase in Life was primarily driven by growth in Latin America, principally driven by our expanded presence in Chile, and Asian international life operations.
For additional information on net premiums written, refer to the segment results discussions.

Net Premiums Earned
Net premiums earned for short-duration contracts, typically P&C contracts, generally reflect the portion of net premiums written that was recorded as revenues for the period as the exposure periods expire. Net premiums earned for long-duration contracts, typically traditional life contracts, generally are recognized as earned when due from policyholders. For the three and six months ended June 30, 2020, net premiums earned increased $237 million and $894 million, reflecting the growth in net premiums written described above, including the impact of premiums that were fully earned when written (e.g., large structured transactions and audit and retrospective premium adjustments). On a constant-dollar basis, for the three and six months ended June 30, 2020, net premiums earned increased $374 million and $1,054 million, respectively.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2020	2019	2020	2019
Loss and loss expense ratio	85.2%	61.7%	72.8%	60.6%
Policy acquisition cost ratio	18.5%	19.1%	19.3%	19.6%
Administrative expense ratio	8.6%	9.3%	8.9%	9.4%
P&C Combined ratio	112.3%	90.1%	101.0%	89.6%

The loss and loss expense ratio increased 23.5 percentage points and 12.2 percentage points for the three and six months ended June 30, 2020, respectively, principally due to higher catastrophe losses primarily related to COVID-19 pandemic claims of $1,349 million. In addition, the quarter-to-date period increased due to unfavorable prior period development in the current year quarter compared to favorable prior period development in the prior year quarter, while the year-to-date period increased due to lower favorable prior period development.

The policy acquisition cost ratio decreased 0.6 percentage points and 0.3 percentage points for the three and six months ended June 30, 2020, respectively, primarily due to a change in mix of business towards lower acquisition cost ratio lines and the favorable impact of structured transactions of 0.2 percentage points and 0.1 percentage points, respectively, that generated minimal acquisition costs.

The administrative expense ratio decreased 0.7 percentage points and 0.5 percentage points for the three and six months ended June 30, 2020, respectively, primarily due to lower business expenses, including travel-related costs, due to strong expense management control during the COVID-19 pandemic and the favorable impact of higher net premiums earned.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2020	2019	2020	2019
Catastrophe losses (excludes reinstatement premiums) (1)	$1,787	$275	$2,024	$525
(Unfavorable) Favorable prior period development	$(75)	$188	$43	$392
(1) Three and six months ended June 30, 2020 excludes reinstatement premiums of $20 million.

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

	Catastrophe Loss Charge by Event
Three Months Ended	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Total excluding RIPs	RIPs expensed	Total including RIPs
June 30, 2020
(in millions of U.S. dollars)
Net losses
COVID-19	$973	$—	$—	$360	$10	$6	$1,349	$(16)	$1,365
U.S. Flooding, Hail, Tornadoes and Wind Events	179	109	6	2	3	—	299	(4)	303
Civil unrest	118	—	—	12	—	—	130	—	130
Other	—	—	—	9	—	—	9	—	9
Total	$1,270	$109	$6	$383	$13	$6	$1,787
RIPs expensed	(3)	(1)	—	(16)	—	—		(20)
Total before income tax	$1,273	$110	$6	$399	$13	$6			$1,807
Income tax benefit									297
Total after income tax									$1,510

Catastrophe losses through June 30, 2019 were primarily due to severe weather-related events in the U.S., including winter-related storms, and storms in Australia.

Pre-tax net adverse prior period development for the three months ended June 30, 2020 was $75 million, including adverse development of $259 million for U.S. child molestation claims, predominantly reviver statute-related. Excluding the adverse development, we had favorable development of $184 million split approximately 79 percent long-tail lines, principally from accident years 2016 and prior, and 21 percent short-tail lines.

Pre-tax net favorable prior period development for the six months ended June 30, 2020 was $43 million, including adverse development of $259 million for U.S. child molestation claims as noted above. Excluding the adverse development, we had favorable development of $302 million split approximately 59 percent long-tail lines, principally from accident years 2016 and prior, and 41 percent short-tail lines.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2020	2019	2020	2019
Loss and loss expense ratio	85.2%	61.7%	72.8%	60.6%
Catastrophe losses	(23.9)%	(3.8)%	(13.8)%	(3.8)%
Prior period development	(0.9)%	2.6%	0.3%	2.8%
CAY loss ratio excluding catastrophe losses	60.4%	60.5%	59.3%	59.6%

The CAY loss ratio excluding CATs decreased 0.1 percentage points and 0.3 percentage points for the three and six months ended June 30, 2020, respectively, primarily due to a decrease in the underlying loss ratio from earned price changes modestly above loss trends, offset by the year-over-year increase in structured transactions of 0.4 percentage points and 0.2 percentage points, respectively.

CAY P&C Combined Ratio excluding Catastrophe Losses

	Three Months Ended		Six Months Ended
	June 30		June 30
	2020	2019	2020	2019
CAY Loss and loss expense ratio ex CATs	60.4%	60.5%	59.3%	59.6%
CAY Policy acquisition cost ratio ex CATs	18.4%	19.1%	19.3%	19.6%
CAY Administrative expense ratio ex CATs	8.6%	9.3%	8.9%	9.5%
CAY P&C combined ratio ex CATs	87.4%	88.9%	87.5%	88.7%

Policy benefits
Policy benefits represent losses on contracts classified as long-duration and generally include accident and supplemental health products, term and whole life products, endowment products, and annuities. Refer to the Life Insurance segment operating results section for further discussion.

For the three months ended June 30, 2020 and 2019, Policy benefits were $223 million, and $161 million, respectively, which included separate account liabilities (gains) losses of $40 million and $(3) million, respectively. The offsetting movements of these liabilities are recorded in Other (income) expense on the Consolidated statements of operations. Excluding the separate account gains and losses, Policy benefits were $183 million and $164 million for the three months ended June 30, 2020 and 2019, respectively, reflecting growth in new business as described above and our expanded presence in Chile.

For the six months ended June 30, 2020 and 2019, Policy benefits were $352 million, and $357 million, respectively, which included separate account liabilities (gains) losses of $(16) million and $27 million, respectively. The offsetting movements of these liabilities are recorded in Other (income) expense on the Consolidated statements of operations. Excluding the separate account gains and losses, Policy benefits were $368 million and $330 million for the six months ended June 30, 2020 and 2019, respectively, reflecting growth in new business as described above and our expanded presence in Chile.

Refer to the respective sections for a discussion of Net investment income, Other (income) expense, Net realized gains and losses, Amortization of purchased intangibles, and Income tax expense.

Segment Operating Results – Three and Six Months Ended June 30, 2020 and 2019
We operate through six business segments: North America Commercial P&C Insurance, North America Personal P&C Insurance, North America Agricultural Insurance, Overseas General Insurance, Global Reinsurance, and Life Insurance. For more information on our segments refer to “Segment Information” under Item 1 in our 2019 Form 10-K.

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

	Three Months Ended				Six Months Ended
	June 30		% Change		June 30		% Change
(in millions of U.S. dollars, except for percentages)	2020	2019	Q-20 vs. Q-19		2020	2019	YTD-20 vs. YTD-19
Net premiums written	$3,720	$3,534	5.3%		$6,972	$6,485	7.5%
Net premiums earned	3,595	3,390	6.1%		6,971	6,475	7.7%
Losses and loss expenses	3,498	2,214	58.0%		5,679	4,187	35.6%
Policy acquisition costs	471	459	2.6%		963	918	4.9%
Administrative expenses	249	259	(3.3)%		508	499	1.9%
Underwriting income (loss)	(623)	458	NM		(179)	871	NM
Net investment income	507	521	(2.9)%		1,023	1,031	(0.8)%
Other (income) expense	4	2	47.3%		1	(3)	NM
Segment income (loss)	$(120)	$977	NM		$843	$1,905	(55.8)%
Loss and loss expense ratio	97.3%	65.3%	32.0	pts	81.5%	64.7%	16.8	pts
Policy acquisition cost ratio	13.1%	13.6%	(0.5)	pts	13.8%	14.1%	(0.3)	pts
Administrative expense ratio	6.9%	7.6%	(0.7)	pts	7.3%	7.7%	(0.4)	pts
Combined ratio	117.3%	86.5%	30.8	pts	102.6%	86.5%	16.1	pts
NM – not meaningful

Premiums
Net premiums written increased $186 million, or 5.3 percent, and $487 million, or 7.5 percent, for the three and six months ended June 30, 2020, respectively. Growth in net premiums written reflected positive rate increases, strong renewal retention and new business written across a number of retail and wholesale lines, including property, financial lines, excess casualty, and commercial multiple peril. Net premiums written also benefited from new business written in large risk casualty, which included a year-over-year increase of $68 million and $82 million in large structured transactions written for the three and six months ended June 30, 2020, respectively. The growth in net premiums written described above was depressed by economic contraction resulting from the COVID-19 pandemic, including $160 million of exposure adjustments on in-force policies, which reduced net premiums written by 4.5 percentage points and 2.5 percentage points for the three and six months ended June 30, 2020, respectively, and lower renewal exposures and new business market limitations that impacted several lines of business, including A&H, surety, large corporate accounts, entertainment, hospitality, retail, and construction.

Net premiums earned increased $205 million, or 6.1 percent, and $496 million, or 7.7 percent, for the three and six months ended June 30, 2020, respectively, reflecting the growth in net premiums written, partially offset by $95 million of exposure adjustments on in-force policies from the COVID-19 pandemic described above.

The table below shows the impact of large structured transactions as well as other transactions that are fully earned when written (e.g., audit and retrospective premium adjustments).

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2020	2019	2020	2019
Net premiums fully earned when written	$316	$290	$383	$347
Combined Ratio
The loss and loss expense ratio increased 32.0 percentage points and 16.8 percentage points for the three and six months ended June 30, 2020, respectively, primarily due to higher catastrophe losses, including losses related to COVID-19 pandemic claims, civil unrest in the U.S., and higher natural catastrophes. These items were partially offset by a decrease in the underlying loss ratio from earned price changes modestly above loss trends.

The policy acquisition cost ratio decreased 0.5 percentage points and 0.3 percentage points for the three and six months ended June 30, 2020, respectively, primarily due to a change in mix of business towards lower acquisition cost ratio lines and the favorable impact of the year-over-year increase in structured transactions of 0.4 percentage points and 0.2 percentage points, respectively, that generated minimal acquisition costs.

The administrative expense ratio decreased 0.7 percentage points and 0.4 percentage points for the three and six months ended June 30, 2020, respectively, due to lower business expenses, including travel-related costs, due to strong expense management control during the COVID-19 pandemic. Lower employee benefit-related expenses and the year-over-year increase in structured transactions of 0.1 percentage points for both periods, added to the decrease. This decrease is partially offset by lower net profit from our third-party claims administration business, ESIS, and normal inflationary increases.
Catastrophe Losses and Prior Period Development

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2020	2019	2020	2019
Catastrophe losses (excludes reinstatement premiums)	$1,270	$137	$1,388	$231
Favorable prior period development	$146	$185	$251	$316

Catastrophe losses through June 30, 2020 and 2019 were primarily from the following events:
•2020: COVID-19 pandemic claims of $973 million, civil unrest in the U.S. of $118 million, and natural catastrophes including Nashville, Tennessee tornado and other severe weather-related events in the U.S.
•2019: Winter-related storms and other severe weather-related events in the U.S.

Refer to the prior period development discussion in Note 6 to the Consolidated Financial Statements for additional information.
CAY Loss Ratio excluding Catastrophe Losses

	Three Months Ended		Six Months Ended
	June 30		June 30
	2020	2019	2020	2019
Loss and loss expense ratio	97.3%	65.3%	81.5%	64.7%
Catastrophe losses	(35.4)%	(4.0)%	(20.0)%	(3.6)%
Prior period development	4.2%	5.4%	3.7%	4.8%
CAY loss ratio excluding catastrophe losses	66.1%	66.7%	65.2%	65.9%

The CAY loss ratio excluding catastrophe losses decreased 0.6 percentage points and 0.7 percentage points for the three and six months ended June 30, 2020, respectively, primarily due to a decrease in the underlying loss ratio from earned price changes modestly above loss trends. This decrease was partially offset by the year-over-year increase in large structured transactions which adversely impacted the current year loss ratio by 0.7 percentage points and 0.4 percentage points, respectively.

North America Personal P&C Insurance

The North America Personal P&C Insurance segment comprises operations that provide high net worth personal lines products, including homeowners and complementary products such as valuable articles, excess liability, automobile, and recreational marine insurance and services in the U.S. and Canada.

	Three Months Ended				Six Months Ended
	June 30		% Change		June 30		% Change
(in millions of U.S. dollars, except for percentages)	2020	2019	Q-20 vs. Q-19		2020	2019	YTD-20 vs. YTD-19
Net premiums written	$1,327	$1,309	1.4%		$2,434	$2,365	2.9%
Net premiums earned	1,192	1,168	2.1%		2,392	2,322	3.0%
Losses and loss expenses	762	747	1.8%		1,445	1,504	(4.0)%
Policy acquisition costs	231	237	(2.2)%		476	468	1.7%
Administrative expenses	66	71	(6.8)%		134	139	(3.7)%
Underwriting income	133	113	18.5%		337	211	59.6%
Net investment income	65	64	1.3%		131	128	2.5%
Other (income) expense	1	1	—		3	1	253.5%
Amortization of purchased intangibles	3	3	—		6	6	—
Segment income	$194	$173	12.3%		$459	$332	38.3%
Loss and loss expense ratio	63.8%	64.0%	(0.2)	pts	60.4%	64.7%	(4.3)	pts
Policy acquisition cost ratio	19.4%	20.2%	(0.8)	pts	19.9%	20.2%	(0.3)	pts
Administrative expense ratio	5.6%	6.1%	(0.5)	pts	5.6%	6.0%	(0.4)	pts
Combined ratio	88.8%	90.3%	(1.5)	pts	85.9%	90.9%	(5.0)	pts
Premiums
Net premiums written increased $18 million, or 1.4 percent, and $69 million, or 2.9 percent, for the three and six months ended June 30, 2020, respectively, primarily due to rate increases and high account retention across most lines. This growth was partially offset by $7 million in automobile premium returned to insureds as a result of reduced exposure related to the conditions caused by the COVID-19 pandemic, which impacted growth by 0.6 percentage points and 0.5 percentage points, respectively.

Net premiums earned increased $24 million, or 2.1 percent, and $70 million, or 3.0 percent, for the three and six months ended June 30, 2020, respectively, reflecting the growth in net premiums written described above.

Combined Ratio
The loss and loss expense ratio decreased 0.2 percentage points and 4.3 percentage points for the three and six months ended June 30, 2020, respectively, primarily due to lower catastrophe losses and a decrease in the underlying loss ratio driven by earned price changes modestly above loss trends, partially offset by lower favorable prior period development.

The policy acquisition cost ratio decreased 0.8 percentage points for the three months ended June 30, 2020 primarily due to a favorable commission accrual adjustment in the current year. In 2019, a similar favorable accrual adjustment was recorded in the first quarter. Therefore, on a year-to-date basis, the policy acquisition cost ratio modestly decreased 0.3 percentage points.

The administrative expense ratio decreased 0.5 percentage points and 0.4 percentage points for the three and six months ended June 30, 2020, respectively, primarily due to lower business expenses, including travel-related costs, due to strong expense management control during the COVID-19 pandemic, and lower employee benefit-related expenses, partially offset by normal inflationary increases.

Catastrophe Losses and Prior Period Development

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2020	2019	2020	2019
Catastrophe losses (excludes reinstatement premiums)	$109	$117	$130	$246
Favorable prior period development	$1	$16	$—	$26
Catastrophe losses through June 30, 2020 and 2019 were primarily from the following events:
•2020: Severe weather-related events in the U.S.
•2019: Winter-related storms and other severe weather-related events in the U.S.

Refer to the prior period development discussion in Note 6 to the Consolidated Financial Statements for additional information.
CAY Loss Ratio excluding Catastrophe Losses

	Three Months Ended		Six Months Ended
	June 30		June 30
	2020	2019	2020	2019
Loss and loss expense ratio	63.8%	64.0%	60.4%	64.7%
Catastrophe losses	(9.2)%	(10.1)%	(5.5)%	(10.6)%
Prior period development	0.1%	1.4%	—	1.1%
CAY loss ratio excluding catastrophe losses	54.7%	55.3%	54.9%	55.2%

The CAY loss ratio excluding catastrophe losses decreased 0.6 percentage points and 0.3 percentage points for the three and six months ended June 30, 2020, respectively, primarily due to a decrease in the underlying loss ratio driven by earned price changes modestly above loss trends.

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

	Three Months Ended				Six Months Ended
	June 30		% Change		June 30		% Change
(in millions of U.S. dollars, except for percentages)	2020	2019	Q-20 vs. Q-19		2020	2019	YTD-20 vs. YTD-19
Net premiums written	$461	$466	(1.1)%		$618	$596	3.8%
Net premiums earned	376	378	(0.5)%		470	433	8.6%
Adjusted losses and loss expenses	313	309	0.9%		378	283	33.3%
Policy acquisition costs	29	27	6.7%		40	34	16.5%
Administrative expenses	3	4	4.9%		7	5	55.8%
Underwriting income	31	38	(17.9)%		45	111	(59.2)%
Net investment income	7	4	78.6%		16	14	17.8%
Other (income) expense	1	1	—		1	1	—
Amortization of purchased intangibles	6	7	(1.5)%		13	14	(2.1)%
Segment income	$31	$34	(9.3)%		$47	$110	(57.0)%
Loss and loss expense ratio	83.1%	81.9%	1.2	pts	80.4%	65.5%	14.9	pts
Policy acquisition cost ratio	7.8%	7.3%	0.5	pts	8.5%	7.9%	0.6	pts
Administrative expense ratio	0.9%	0.9%	—	pts	1.5%	1.1%	0.4	pts
Combined ratio	91.8%	90.1%	1.7	pts	90.4%	74.5%	15.9	pts

Premiums
Net premiums written decreased $5 million, or 1.1 percent, for the three months ended June 30, 2020 primarily due to MPCI premiums reflecting lower rates that were impacted by year-over-year commodity price declines, partially offset by growth in our Chubb Agribusiness unit. Net premiums written increased $22 million, or 3.8 percent, for the six months ended June 30, 2020 due to the year-over-year increase in MPCI premiums reflecting less premiums returned to the U.S. government under the premium-sharing formulas and the factors noted above. Under the MPCI premium-sharing formulas, we retained more premiums on the 2019 crop year due to higher than expected losses for that year. Net premiums written in the first half of 2019 was lower due to higher cessions to the U.S. government reflecting the more profitable 2018 crop year.

Net premiums earned decreased $2 million, or 0.5 percent, for the three months ended June 30, 2020. For the six months ended June 30, 2020, net premiums earned increased $37 million, or 8.6 percent, reflecting the growth in net premiums written described above.

Combined Ratio
The loss and loss expense ratio increased 1.2 percentage points for the three months ended June 30, 2020 primarily due to higher catastrophe losses and higher underlying losses in our Chubb Agribusiness unit, and the year-over-year impact of crop derivative losses, partially offset by lower MPCI underwriting losses in the current year. For the six months ended June 30, 2020, the loss and loss expense ratio increased 14.9 percentage points primarily due to our MPCI business, reflecting lower favorable prior period development and the year-over-year impact of crop derivative losses, which were partially offset by lower MPCI underwriting losses in the current year; as well as in our Chubb Agribusiness unit reflecting higher catastrophe losses and higher underlying losses.

The policy acquisition cost ratio increased 0.5 percentage points for the three months ended June 30, 2020 primarily due to a modest shift in the mix of business towards our Agribusiness unit that has a higher policy acquisition cost ratio. The policy acquisition cost ratio increased 0.6 percentage points for the six months ended June 30, 2020 primarily due to the year-over-year impact of higher earned premium retention as a result of the premium sharing formula under the U.S. government, which does not impact acquisition costs.

The administrative expense ratio increased 0.4 percentage points for the six months ended June 30, 2020 primarily due to normal operating expense and inflationary increases and a reduction in the current year Administrative and Operating (A&O) reimbursements related to the MPCI business we earned under the government program.
Catastrophe Losses and Prior Period Development

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2020	2019	2020	2019
Catastrophe losses (excludes reinstatement premiums)	$6	$2	$14	$4
Favorable prior period development	$—	$—	$14	$61

Catastrophe losses through June 30, 2020 and 2019 were primarily from severe weather-related events in the U.S. in our farm, ranch, and specialty P&C businesses.

Refer to the prior period development discussion in Note 6 to the Consolidated Financial Statements for additional information.

There was no prior period development for the three months ended June 30, 2020 and 2019. For the six months ended June 30, 2020, net favorable prior period development was $14 million which included $17 million of favorable incurred losses due to lower than expected MPCI losses for the 2019 crop year, partially offset by a $3 million decrease in net premiums earned related to the MPCI profit and loss calculation formula. For the six months ended June 30, 2019, net favorable prior period development was $61 million which included $90 million of favorable incurred losses and $3 million of lower acquisition costs due to lower than expected MPCI losses for the 2018 crop year, partially offset by a $32 million decrease in net premiums earned related to the MPCI profit and loss calculation formula.
CAY Loss Ratio excluding Catastrophe Losses

	Three Months Ended		Six Months Ended
	June 30		June 30
	2020	2019	2020	2019
Loss and loss expense ratio	83.1%	81.9%	80.4%	65.5%
Catastrophe losses	(1.6)%	(0.5)%	(3.0)%	(0.9)%
Prior period development	—	—	3.0%	14.9%
CAY loss ratio excluding catastrophe losses	81.5%	81.4%	80.4%	79.5%

The CAY loss ratio excluding catastrophe losses increased 0.9 percentage points for the six months ended June 30, 2020 principally due to higher underlying losses in our Chubb Agribusiness unit and the year-over-year impact of crop derivative losses, partially offset by lower MPCI underwriting losses in the current year.

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

	Three Months Ended				Six Months Ended
	June 30		% Change		June 30		% Change
(in millions of U.S. dollars, except for percentages)	2020	2019	Q-20 vs. Q-19		2020	2019	YTD-20 vs. YTD-19
Net premiums written	$2,021	$2,258	(10.5)%		$4,619	$4,653	(0.7)%
Net premiums earned	2,194	2,225	(1.5)%		4,501	4,339	3.7%
Losses and loss expenses	1,485	1,125	31.9%		2,743	2,231	22.9%
Policy acquisition costs	624	629	(0.9)%		1,266	1,225	3.3%
Administrative expenses	241	265	(9.3)%		499	514	(3.0)%
Underwriting income (loss)	(156)	206	NM		(7)	369	NM
Net investment income	124	151	(17.2)%		269	295	(8.7)%
Other (income) expense	8	3	196.6%		12	7	84.6%
Amortization of purchased intangibles	11	12	(10.4)%		23	23	—
Segment income (loss)	$(51)	$342	NM		$227	$634	(64.1)%
Net premiums written - constant dollars (1)			(5.1)%				2.7%
Loss and loss expense ratio	67.7%	50.6%	17.1	pts	61.0%	51.4%	9.6	pts
Policy acquisition cost ratio	28.4%	28.3%	0.1	pts	28.1%	28.2%	(0.1)	pts
Administrative expense ratio	11.0%	11.9%	(0.9)	pts	11.1%	11.9%	(0.8)	pts
Combined ratio	107.1%	90.8%	16.3	pts	100.2%	91.5%	8.7	pts
NM - not meaningful

Net Premiums Written by Region	Three months ended June 30
(in millions of U.S. dollars, except for percentages)	2020	2020 % of Total	2019	2019 % of Total	C$ (1) 2019	Q-20 vs. Q-19	C$ (1) Q-20 vs. Q-19
Region
Europe	$851	42%	$810	36%	$790	5.0%	7.7%
Latin America	389	19%	573	25%	490	(32.2)%	(20.8)%
Asia	721	36%	792	35%	770	(9.0)%	(6.3)%
Other (2)	60	3%	83	4%	80	(27.1)%	(24.6)%
Net premiums written	$2,021	100%	$2,258	100%	$2,130	(10.5)%	(5.1)%

	Six months ended June 30
(in millions of U.S. dollars, except for percentages)	2020	2020 % of Total	2019	2019 % of Total	C$ (1) 2019	Y-20 vs. Y-19	C$ (1) Y-20 vs. Y-19
Region
Europe	$2,079	45%	$1,916	41%	$1,885	8.5%	10.3%
Latin America	972	21%	1,106	24%	1,012	(12.1)%	(4.0)%
Asia	1,409	31%	1,461	31%	1,433	(3.6)%	(1.7)%
Other (2)	159	3%	170	4%	167	(6.6)%	(4.8)%
Net premiums written	$4,619	100%	$4,653	100%	$4,497	(0.7)%	2.7%
(1) On a constant-dollar basis, amounts are calculated by translating prior period results using the same local currency exchange rates as the comparable current period.
(2) Comprises Combined International, Eurasia and Africa region, and other international.

Premiums
For the three months ended June 30, 2020, net premiums written decreased $237 million, or $109 million on a constant dollar basis, due to the impact of the COVID-19 pandemic which negatively impacted several lines, mainly in personal lines and A&H, resulting from less travel volume and lower exposures. Net premiums written were depressed by economic contraction resulting from the COVID-19 pandemic including $24 million of exposure adjustments on in-force policies and a lower percentage of net premiums written in Latin America. For the six months ended June 30, 2020, net premiums written decreased $34 million, or increased $122 million on a constant dollar basis, as the decrease during the quarter was offset by P&C lines growth due to new business, retention, and positive rate increases.

For the three and six months ended June 30, 2020 net premiums earned decreased $31 million, and increased $162 million, respectively. On a constant dollar basis, net premiums earned increased $89 million and $309 million, respectively, reflecting higher net premiums written in prior periods along with the increase premiums written for the six months ended June 30, 2020 as described above.

Combined Ratio
The loss and loss expense ratio increased 17.1 percentage points and 9.6 percentage points for the three and six months ended June 30, 2020, respectively, primarily due to higher catastrophe losses, primarily related to the COVID-19 pandemic, along with lower premiums earned from A&H lines in Latin America and Asia, which carry a higher margin. These increases were partially offset by higher favorable prior period development.

The administrative expense ratio decreased 0.9 percentage points and 0.8 percentage points for the three and six months ended June 30, 2020, respectively, primarily driven by lower employee-related expenses and travel expenses due to strong expense management and controls during the COVID-19 pandemic. Additionally, the six months ended June 30, 2020 decreased due to the favorable impact of higher net premiums earned in the current year.

Catastrophe Losses and Prior Period Development

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2020	2019	2020	2019
Catastrophe losses (excludes reinstatement premiums)	$383	$9	$473	$34
Favorable prior period development	$36	$20	$40	$24

Catastrophe losses through June 30, 2020 and 2019 were primarily from the following events:
•2020: COVID-19 pandemic claims of $373 million, storms in Australia, Australia wildfires, and other international weather-related events
•2019: Storms in Australia and other international weather-related events

Refer to the prior period development discussion in Note 6 to the Consolidated Financial Statements for additional information.

CAY Loss Ratio excluding Catastrophe Losses

	Three Months Ended		Six Months Ended
	June 30		June 30
	2020	2019	2020	2019
Loss and loss expense ratio	67.7%	50.6%	61.0%	51.4%
Catastrophe losses	(17.8)%	(0.4)%	(10.7)%	(0.8)%
Prior period development	1.7%	0.9%	0.9%	0.6%
CAY loss ratio excluding catastrophe losses	51.6%	51.1%	51.2%	51.2%

The CAY loss ratio excluding catastrophe losses increased 0.5 percentage points for the three months ended June 30, 2020 due to lower premiums earned from A&H lines in Latin America and Asia, which carry a higher margin.

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

	Three Months Ended				Six Months Ended
	June 30		% Change		June 30		% Change
(in millions of U.S. dollars, except for percentages)	2020	2019	Q-20 vs. Q-19		2020	2019	YTD-20 vs. YTD-19
Net premiums written	$207	$197	4.6%		$425	$399	6.5%
Net premiums earned	163	159	2.9%		349	327	6.8%
Losses and loss expenses	73	90	(16.2)%		160	166	(3.0)%
Policy acquisition costs	42	42	(2.3)%		87	85	2.1%
Administrative expenses	9	7	17.7%		19	17	7.7%
Underwriting income	39	20	95.5%		83	59	41.0%
Net investment income	51	55	(6.2)%		105	111	(5.6)%
Other (income) expense	(8)	(15)	(43.3)%		(23)	(24)	(2.2)%
Segment income	$98	$90	9.6%		$211	$194	8.9%
Net premiums written - constant dollars (1)			4.9%				6.4%
Loss and loss expense ratio	45.5%	55.9%	(10.4)	pts	46.0%	50.6%	(4.6)	pts
Policy acquisition cost ratio	25.5%	26.9%	(1.4)	pts	25.0%	26.1%	(1.1)	pts
Administrative expense ratio	5.6%	4.9%	0.7	pts	5.3%	5.4%	(0.1)	pts
Combined ratio	76.6%	87.7%	(11.1)	pts	76.3%	82.1%	(5.8)	pts
(1) On a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency rates as the comparable current period.

Premiums
For the three and six months ended June 30, 2020 net premiums written increased $10 million and $26 million, respectively, or $11 million and $26 million on a constant-dollar basis, respectively, primarily due to positive rate increases in catastrophe lines and new business written in casualty lines, partially offset by increased ceded retrocessions. In addition, the prior year had unfavorable premium adjustments which lowered premium in 2019.

For the three and six months ended June 30, 2020 net premiums earned increased $4 million and $22 million, respectively, or $6 million and $23 million on a constant-dollar basis, principally reflecting the increase in net premiums written described above.
Combined Ratio
The loss and loss expense ratio decreased 10.4 percentage points and 4.6 percentage points for the three and six months ended June 30, 2020, respectively, primarily from higher favorable prior period development.

The policy acquisition cost ratio decreased 1.4 percentage points and 1.1 percentage points for the three and six months ended June 30, 2020, respectively, primarily due to favorable commission benefits on increased ceded retrocessions.

Catastrophe Losses and Prior Period Development

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S dollars)	2020	2019	2020	2019
Catastrophe losses (excludes reinstatement premiums)	$13	$10	$13	$10
Favorable prior period development	$16	$—	$23	$8

Catastrophe losses through June 30, 2020 and 2019 were primarily from the following events:
•2020: COVID-19 pandemic claims of $10 million and severe weather-related events in the U.S.
•2019: Severe weather-related events in the U.S.

Refer to the prior period development discussion in Note 6 to the Consolidated Financial Statements for additional information.

CAY Loss Ratio excluding Catastrophe Losses

	Three Months Ended		Six Months Ended
	June 30		June 30
	2020	2019	2020	2019
Loss and loss expense ratio	45.5%	55.9%	46.0%	50.6%
Catastrophe losses	(7.9)%	(6.2)%	(3.7)%	(3.0)%
Prior period development	9.2%	—	6.4%	2.5%
CAY loss ratio excluding catastrophe losses	46.8%	49.7%	48.7%	50.1%

The CAY loss ratio excluding catastrophe losses decreased 2.9 percentage points and 1.4 percentage points for the three and six months ended June 30, 2020, respectively, primarily from a change in mix of business towards catastrophe lines which have a higher margin.

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

	Three Months Ended			Six Months Ended
	June 30		% Change	June 30		% Change
(in millions of U.S. dollars, except for percentages)	2020	2019	Q-20 vs. Q-19	2020	2019	YTD-20 vs. YTD-19
Net premiums written	$619	$579	7.0%	$1,264	$1,158	9.2%
Net premiums earned	608	571	6.5%	1,239	1,132	9.5%
Losses and loss expenses	171	189	(9.6)%	373	391	(4.6)%
Adjusted policy benefits	183	164	12.0%	368	330	11.8%
Policy acquisition costs	196	150	30.9%	376	278	35.4%
Administrative expenses	82	78	4.4%	158	157	0.7%
Net investment income	95	97	(1.4)%	190	186	2.4%
Life Insurance underwriting income	71	87	(18.5)%	154	162	(5.3)%
Other (income) expense	(17)	(10)	63.8%	(29)	(20)	45.3%
Amortization of purchased intangibles	1	1	—	2	1	97.9%
Segment income	$87	$96	(9.8)%	$181	$181	—
Net premiums written - constant dollars (1)			8.5%			9.9%
(1)On a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency rates as the comparable current period.

Premiums
For the three and six months ended June 30, 2020, net premiums written increased $40 million and $106 million, respectively or $49 million and $114 million on a constant-dollar basis, primarily reflecting growth in Latin America, principally driven by our expanded presence in Chile, and Asian international life operations, partially offset by a decline in our North America Combined Insurance business.
Deposits
The following table presents deposits collected on universal life and investment contracts:

	Three Months Ended					Six Months Ended
	June 30			% Change		June 30			% Change
(in millions of U.S. dollars, except for percentages)	2020	2019	C$ (1) 2019	Q-20 vs. Q-19	C$ (1) Q-20 vs. Q-19	2020	2019	C$ (1) 2019	Y-20 vs. Y-19	C$ (1) Y-20 vs. Y-19
Deposits collected on Universal life and investment contracts	$309	$369	$372	(16.1)%	(16.9)%	$752	$690	$697	9.1%	8.0%
(1) On a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency exchange rates as the comparable current period.

Deposits collected on universal life and investment contracts (life deposits) are not reflected as revenues in our Consolidated statements of operations in accordance with GAAP. New life deposits are an important component of production, and although they do not significantly affect current period income from operations, they are key to our efforts to grow our business. Life deposits collected decreased for the three months ended June 30, 2020 due to a decline in Taiwan driven by temporary bank branch closures because of the COVID-19 pandemic and competitive market conditions. Life deposits collected increased for the six months ended June 30, 2020 as growth in Taiwan during the first quarter more than offset the decline in the second quarter.

Life Insurance underwriting income and Segment income
Life Insurance underwriting income decreased $16 million and $8 million for the three and six months ended June 30, 2020, respectively, primarily due to the impact of COVID-19 related catastrophe losses of $6 million and a decrease in underwriting income in our variable annuity business, which continues to decline as no new life reinsurance business is currently being written. Additionally, segment income included other income of $17 million and $29 million for the three and six months ended June 30, 2020, respectively, principally due to our share of net income from Huatai Life, our partially-owned life insurance entity in China.

Corporate

Corporate results primarily include the results of our non-insurance companies, income and expenses not attributable to reportable segments and loss and loss expenses of asbestos and environmental (A&E) liabilities and certain other non-A&E run-off exposures.

	Three Months Ended			Six Months Ended
	June 30		% Change	June 30		% Change
(in millions of U.S. dollars, except for percentages)	2020	2019	Q-20 vs. Q-19	2020	2019	YTD-20 vs. YTD-19
Losses and loss expenses	$276	$34	NM	$287	$45	NM
Administrative expenses	77	74	3.6%	143	137	4.5%
Underwriting loss	353	108	228.6%	430	182	136.8%
Net investment income (loss)	(22)	(33)	(29.1)%	(46)	(70)	(33.6)%
Interest expense	128	140	(8.8)%	260	280	(7.0)%
Net realized gains (losses)	31	(230)	NM	(925)	(326)	183.4%
Other (income) expense	109	(215)	NM	132	(204)	NM
Amortization of purchased intangibles	51	54	(7.5)%	101	109	(7.2)%
Chubb integration expenses	—	4	(100.0)%	—	7	(100.0)%
Income tax expense (benefit)	(62)	208	NM	153	396	(61.4)%
Net loss	$(570)	$(562)	1.4%	$(2,047)	$(1,166)	75.6%
NM - not meaningful

Losses and loss expenses increased $242 million for both the three and six months ended June 30, 2020 reflecting unfavorable prior period development in the current quarter for U.S. child molestation claims, predominantly reviver statute-related. Losses in 2019 were primarily from unfavorable development related to non-A&E run-off casualty exposures, including workers' compensation, as well as unallocated loss adjustment expenses of the A&E claim operations.

Administrative expenses increased $3 million and $6 million for the three and six months ended June 30, 2020, respectively, primarily due to the impact of the COVID-19 pandemic and higher legal expenses.

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
The following table presents our net realized and unrealized gains (losses):

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
(in millions of U.S. dollars)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact
Fixed maturities	$(33)	$3,281	$3,248	$12	$1,240	$1,252
Fixed income and equity derivatives	14	—	14	(181)	—	(181)
Public equity
Sales	187	—	187	32	—	32
Mark-to-market	(39)	—	(39)	(27)	—	(27)
Private equity (less than 3 percent ownership)
Mark-to-market	(107)	—	(107)	30	—	30
Total investment portfolio	22	3,281	3,303	(134)	1,240	1,106
Variable annuity reinsurance derivative transactions, net of applicable hedges	110	—	110	(85)	—	(85)
Other derivatives	(1)	—	(1)	7	—	7
Foreign exchange	(61)	445	384	(11)	(97)	(108)
Other	(40)	(22)	(62)	—	(18)	(18)
Net gains (losses), pre-tax	$30	$3,704	$3,734	$(223)	$1,125	$902

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
(in millions of U.S. dollars)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact
Fixed maturities	$(352)	$1,121	$769	$(32)	$3,129	$3,097
Fixed income and equity derivatives	29	—	29	(311)	—	(311)
Public equity
Sales	163	—	163	33	—	33
Mark-to-market	(44)	—	(44)	30	—	30
Private equity (less than 3 percent ownership)
Sales	—	—	—	(2)	—	(2)
Mark-to-market	(102)	—	(102)	(12)	—	(12)
Total investment portfolio	(306)	1,121	815	(294)	3,129	2,835
Variable annuity reinsurance derivative transactions, net of applicable hedges	(450)	—	(450)	(34)	—	(34)
Other derivatives	(3)	—	(3)	6	—	6
Foreign exchange	(129)	(414)	(543)	2	50	52
Other	(40)	(36)	(76)	—	(45)	(45)
Net gains (losses), pre-tax	$(928)	$671	$(257)	$(320)	$3,134	$2,814

Pre-tax net losses of $257 million for the six months ended June 30, 2020 reflected the financial market volatility in the credit, equity and foreign exchange markets, driven by the impact of the COVID-19 global pandemic. The $815 million gain in our investment portfolio was principally a result of a decline in interest rates and a narrowing of credit spreads in the second quarter, partially offset by a $46 million realized loss related to expected credit losses of certain securities and $152 million of impairments for securities we intended to sell, and securities written to market entering default. The $543 million foreign exchange loss reflected the strengthening of the U.S. dollar against most major currencies. The $450 million realized loss in our variable annuity reinsurance portfolio was principally driven by lower interest rates and lower global equities markets, as discussed below.

The variable annuity reinsurance derivative transactions consist of changes in the fair value of GLB liabilities and gain or losses on other derivative instruments we maintain that decrease in fair value when the S&P 500 index increases. The variable annuity reinsurance derivative transactions resulted in realized gains of $110 million for the three months ended June 30, 2020 reflecting a net decrease in the fair value of the GLB liabilities of $213 million due to higher global equity markets, partially offset by a net realized loss of $103 million related to these other derivatives. For the six months ended June 30, 2020, the variable annuity reinsurance derivative transactions resulted in realized losses of $450 million reflecting a net increase in the fair value of the GLB liabilities of $472 million due to lower interest rates and lower global equity markets, partially offset by a net realized gain of $22 million related to these other derivatives.

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

Our effective tax rate (ETR) for the three and six months ended June 30, 2020, was impacted by the high level of catastrophe losses, principally COVID-19, which resulted in an ETR for our tax benefit of 15.8 percent for the quarter and a year-to-date ETR on our tax expense of 206.8 percent. In addition the ETR for the six months ended June 30, 2020 was impacted by a higher percentage of realized losses generated in lower tax jurisdictions. This compares to an ETR on our tax expense of 15.3 percent in both the prior year periods.

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

The following table presents a reconciliation of Policy benefits to Adjusted policy benefits:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2020	2019	2020	2019
Policy benefits	$223	$161	$352	$357
Add: (Gains) losses from fair value changes in separate account assets	(40)	3	16	(27)
Adjusted policy benefits	$183	$164	$368	$330

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

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars, except for percentage points)	2020	2019	2020	2019
Actual level of CATs - pre-tax	$1,807	$275	$2,044	$525
Less: Expected level of CATs - pre-tax	284	241	508	447
CATs above expected level - pre-tax	$1,523	$34	$1,536	$78
Adverse impact of CATs above an expected level on combined ratio	20.1%	0.5%	10.4%	0.6%

The following tables present the calculation of combined ratio, as reported for each segment to P&C combined ratio, adjusted for catastrophe losses (CATs) and PPD:

		North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Corporate	Total P&C
Three Months Ended
June 30, 2020
(in millions of U.S. dollars except for ratios)
Numerator
Losses and loss expenses
Losses and loss expenses		$3,498	$762	$312	$1,485	$73	$276	$6,406
Realized (gains) losses on crop derivatives		—	—	1	—	—	—	1
Adjusted losses and loss expenses	A	$3,498	$762	$313	$1,485	$73	$276	$6,407
Catastrophe losses and related adjustments
Catastrophe losses, net of related adjustments		(1,273)	(110)	(6)	(399)	(13)	—	(1,801)
Reinstatement premiums collected (expensed) on catastrophe losses		(3)	(1)	—	(16)	—	—	(20)
Catastrophe losses, gross of related adjustments		(1,270)	(109)	(6)	(383)	(13)	—	(1,781)
PPD and related adjustments
PPD, net of related adjustments - favorable (unfavorable)		146	1	—	36	16	(274)	(75)
Net premiums earned adjustments on PPD - unfavorable (favorable)		4	—	—	—	—	—	4
Expense adjustments - unfavorable (favorable)		1	—	—	—	—	—	1
PPD reinstatement premiums - unfavorable (favorable)		—	—	—	—	(1)	—	(1)
PPD, gross of related adjustments - favorable (unfavorable)		151	1	—	36	15	(274)	(71)
CAY loss and loss expense ex CATs	B	$2,379	$654	$307	$1,138	$75	$2	$4,555
Policy acquisition costs and administrative expenses
Policy acquisition costs and administrative expenses	C	$720	$297	$32	$865	$51	$77	$2,042
Expense adjustments - favorable (unfavorable)		(1)	—	—	—	—	—	(1)
Policy acquisition costs and administrative expenses, adjusted	D	$719	$297	$32	$865	$51	$77	$2,041
Denominator
Net premiums earned	E	$3,595	$1,192	$376	$2,194	$163		$7,520
Reinstatement premiums (collected) expensed on catastrophe losses		3	1	—	16	—		20
Net premiums earned adjustments on PPD - unfavorable (favorable)		4	—	—	—	—		4
PPD reinstatement premiums - unfavorable (favorable)		—	—	—	—	(1)		(1)
Net premiums earned excluding adjustments	F	$3,602	$1,193	$376	$2,210	$162		$7,543
P&C Combined ratio
Loss and loss expense ratio	A/E	97.3%	63.8%	83.1%	67.7%	45.5%		85.2%
Policy acquisition cost and administrative expense ratio	C/E	20.0%	25.0%	8.7%	39.4%	31.1%		27.1%
P&C Combined ratio		117.3%	88.8%	91.8%	107.1%	76.6%		112.3%
CAY P&C Combined ratio ex CATs
Loss and loss expense ratio, adjusted	B/F	66.1%	54.7%	81.5%	51.6%	46.8%		60.4%
Policy acquisition cost and administrative expense ratio, adjusted	D/F	19.9%	24.9%	8.7%	39.1%	31.4%		27.0%
CAY P&C Combined ratio ex CATs		86.0%	79.6%	90.2%	90.7%	78.2%		87.4%
Combined ratio
Combined ratio								112.3%
Add: impact of gains and losses on crop derivatives								—
P&C Combined ratio								112.3%
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
Three Months Ended
June 30, 2019
(in millions of U.S. dollars except for ratios)
Numerator
Losses and loss expenses
Losses and loss expenses		$2,214	$747	$316	$1,125	$90	$34	$4,526
Realized (gains) losses on crop derivatives		—	—	(7)	—	—	—	(7)
Adjusted losses and loss expenses	A	$2,214	$747	$309	$1,125	$90	$34	$4,519
Catastrophe losses and related adjustments
Catastrophe losses, net of related adjustments		(137)	(117)	(2)	(9)	(10)	—	(275)
Reinstatement premiums collected (expensed) on catastrophe losses		—	—	—	—	—	—	—
Catastrophe losses, gross of related adjustments		(137)	(117)	(2)	(9)	(10)	—	(275)
PPD and related adjustments
PPD, net of related adjustments - favorable (unfavorable)		185	16	—	20	—	(33)	188
Net premiums earned adjustments on PPD - unfavorable (favorable)		(3)	—	—	—	—	—	(3)
Expense adjustments - unfavorable (favorable)		(2)	—	—	—	—	—	(2)
PPD, gross of related adjustments - favorable (unfavorable)		180	16	—	20	—	(33)	183
CAY loss and loss expense ex CATs	B	$2,257	$646	$307	$1,136	$80	$1	$4,427
Policy acquisition costs and administrative expenses
Policy acquisition costs and administrative expenses	C	$718	$308	$31	$894	$49	$74	$2,074
Expense adjustments - favorable (unfavorable)		2	—	—	—	—	—	2
Policy acquisition costs and administrative expenses, adjusted	D	$720	$308	$31	$894	$49	$74	$2,076
Denominator
Net premiums earned	E	$3,390	$1,168	$378	$2,225	$159		$7,320
Net premiums earned adjustments on PPD - unfavorable (favorable)		(3)	—	—	—	—		(3)
Net premiums earned excluding adjustments	F	$3,387	$1,168	$378	$2,225	$159		$7,317
P&C Combined ratio
Loss and loss expense ratio	A/E	65.3%	64.0%	81.9%	50.6%	55.9%		61.7%
Policy acquisition cost and administrative expense ratio	C/E	21.2%	26.3%	8.2%	40.2%	31.8%		28.4%
P&C Combined ratio		86.5%	90.3%	90.1%	90.8%	87.7%		90.1%
CAY P&C Combined ratio ex CATs
Loss and loss expense ratio, adjusted	B/F	66.7%	55.3%	81.4%	51.1%	49.7%		60.5%
Policy acquisition cost and administrative expense ratio, adjusted	D/F	21.2%	26.4%	8.2%	40.1%	32.0%		28.4%
CAY P&C Combined ratio ex CATs		87.9%	81.7%	89.6%	91.2%	81.7%		88.9%
Combined ratio
Combined ratio								90.2%
Add: impact of gains and losses on crop derivatives								(0.1)%
P&C Combined ratio								90.1%
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
Six Months Ended
June 30, 2020
(in millions of U.S. dollars except for ratios)
Numerator
Losses and loss expenses
Losses and loss expenses		$5,679	$1,445	$375	$2,743	$160	$287	$10,689
Realized (gains) losses on crop derivatives		—	—	3	—	—	—	3
Adjusted losses and loss expenses	A	$5,679	$1,445	$378	$2,743	$160	$287	$10,692
Catastrophe losses and related adjustments
Catastrophe losses, net of related adjustments		(1,391)	(131)	(14)	(489)	(13)	—	(2,038)
Reinstatement premiums collected (expensed) on catastrophe losses		(3)	(1)	—	(16)	—	—	(20)
Catastrophe losses, gross of related adjustments		(1,388)	(130)	(14)	(473)	(13)	—	(2,018)
PPD and related adjustments
PPD, net of related adjustments - favorable (unfavorable)		251	—	14	40	23	(285)	43
Net premiums earned adjustments on PPD - unfavorable (favorable)		4	—	3	—	—	—	7
PPD reinstatement premiums - unfavorable (favorable)		—	—	—	—	(1)	—	(1)
PPD, gross of related adjustments - favorable (unfavorable)		255	—	17	40	22	(285)	49
CAY loss and loss expense ex CATs	B	$4,546	$1,315	$381	$2,310	$169	$2	$8,723
Policy acquisition costs and administrative expenses
Policy acquisition costs and administrative expenses	C	$1,471	$610	$47	$1,765	$106	$143	$4,142
Expense adjustments - favorable (unfavorable)		—	—	—	—	—	—	—
Policy acquisition costs and administrative expenses, adjusted	D	$1,471	$610	$47	$1,765	$106	$143	$4,142
Denominator
Net premiums earned	E	$6,971	$2,392	$470	$4,501	$349		$14,683
Reinstatement premiums (collected) expensed on catastrophe losses		3	1	—	16	—		20
Net premiums earned adjustments on PPD - unfavorable (favorable)		4	—	3	—	—		7
PPD reinstatement premiums - unfavorable (favorable)		—	—	—	—	(1)		(1)
Net premiums earned excluding adjustments	F	$6,978	$2,393	$473	$4,517	$348		$14,709
P&C Combined ratio
Loss and loss expense ratio	A/E	81.5%	60.4%	80.4%	61.0%	46.0%		72.8%
Policy acquisition cost and administrative expense ratio	C/E	21.1%	25.5%	10.0%	39.2%	30.3%		28.2%
P&C Combined ratio		102.6%	85.9%	90.4%	100.2%	76.3%		101.0%
CAY P&C Combined ratio ex CATs
Loss and loss expense ratio, adjusted	B/F	65.2%	54.9%	80.4%	51.2%	48.7%		59.3%
Policy acquisition cost and administrative expense ratio, adjusted	D/F	21.0%	25.5%	10.0%	39.0%	30.5%		28.2%
CAY P&C Combined ratio ex CATs		86.2%	80.4%	90.4%	90.2%	79.2%		87.5%
Combined ratio
Combined ratio								101.0%
Add: impact of gains and losses on crop derivatives								—
P&C Combined ratio								101.0%
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
Six Months Ended
June 30, 2019
(in millions of U.S. dollars except for ratios)
Numerator
Losses and loss expenses
Losses and loss expenses		$4,187	$1,504	$289	$2,231	$166	$45	$8,422
Realized (gains) losses on crop derivatives		—	—	(6)	—	—	—	(6)
Adjusted losses and loss expenses	A	$4,187	$1,504	$283	$2,231	$166	$45	$8,416
Catastrophe losses and related adjustments
Catastrophe losses, net of related adjustments		(231)	(246)	(4)	(34)	(10)	—	(525)
Reinstatement premiums collected (expensed) on catastrophe losses		—	—	—	—	—	—	—
Catastrophe losses, gross of related adjustments		(231)	(246)	(4)	(34)	(10)	—	(525)
PPD and related adjustments
PPD, net of related adjustments - favorable (unfavorable)		316	26	61	24	8	(43)	392
Net premiums earned adjustments on PPD - unfavorable (favorable)		(1)	—	32	—	—	—	31
Expense adjustments - unfavorable (favorable)		(6)	—	(3)	—	—	—	(9)
PPD reinstatement premiums - unfavorable (favorable)		—	(3)	—	—	—	—	(3)
PPD, gross of related adjustments - favorable (unfavorable)		309	23	90	24	8	(43)	411
CAY loss and loss expense ex CATs	B	$4,265	$1,281	$369	$2,221	$164	$2	$8,302
Policy acquisition costs and administrative expenses
Policy acquisition costs and administrative expenses	C	$1,417	$607	$39	$1,739	$102	$137	$4,041
Expense adjustments - favorable (unfavorable)		6	—	3	—	—	—	9
Policy acquisition costs and administrative expenses, adjusted	D	$1,423	$607	$42	$1,739	$102	$137	$4,050
Denominator
Net premiums earned	E	$6,475	$2,322	$433	$4,339	$327		$13,896
Net premiums earned adjustments on PPD - unfavorable (favorable)		(1)	—	32	—	—		31
PPD reinstatement premiums - unfavorable (favorable)		—	(3)	—	—	—		(3)
Net premiums earned excluding adjustments	F	$6,474	$2,319	$465	$4,339	$327		$13,924
P&C Combined ratio
Loss and loss expense ratio	A/E	64.7%	64.7%	65.5%	51.4%	50.6%		60.6%
Policy acquisition cost and administrative expense ratio	C/E	21.8%	26.2%	9.0%	40.1%	31.5%		29.0%
P&C Combined ratio		86.5%	90.9%	74.5%	91.5%	82.1%		89.6%
CAY P&C Combined ratio ex CATs
Loss and loss expense ratio, adjusted	B/F	65.9%	55.2%	79.5%	51.2%	50.1%		59.6%
Policy acquisition cost and administrative expense ratio, adjusted	D/F	21.9%	26.2%	9.0%	40.1%	31.5%		29.1%
CAY P&C Combined ratio ex CATs		87.8%	81.4%	88.5%	91.3%	81.6%		88.7%
Combined ratio
Combined ratio								89.6%
Add: impact of gains and losses on crop derivatives								—
P&C Combined ratio								89.6%
Note: The ratios above are calculated using whole U.S. dollars. Accordingly, calculations using rounded amounts may differ. Letters A, B, C, D, E, and F included in the table are references for calculating the ratios above.

Other Income and Expense

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2020	2019	2020	2019
Equity in net income (loss) of partially-owned entities (1)	$(73)	$250	$(44)	$272
Gains (losses) from fair value changes in separate account assets (2)	40	(3)	(16)	27
Federal excise and capital taxes	(6)	(6)	(12)	(12)
Other	(19)	(11)	(41)	(18)
Total	$(58)	$230	$(113)	$269
(1)  Equity in net income (loss) of partially-owned entities includes $31 million and $49 million attributable to our investments in Huatai (Huatai Group, Huatai P&C, and Huatai Life) for the three and six months ended June 30, 2020, respectively, compared to $18 million and $29 million, respectively, for the prior year periods.
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

Amortization of purchased intangibles and Other amortization
Amortization expense related to purchased intangibles was $72 million and $145 million for the three and six months ended June 30, 2020, respectively, compared with $77 million and $153 million, respectively, in the prior year periods and principally relates to the Chubb Corp acquisition. The decrease in amortization expense of purchased intangibles reflects lower intangible amortization expense related to agency distribution relationships and renewal rights.

Amortization expense for the remainder of 2020 is expected to be $144 million, or $72 million each quarter.

The following table presents, as of June 30, 2020, the estimated pre-tax amortization expense (benefit) of purchased intangibles, at current foreign currency exchange rates, for the third and fourth quarters of 2020 and the next five years:

	Associated with the Chubb Corp Acquisition
For the Years Ending December 31 (in millions of U.S. dollars)	Agency distribution relationships and renewal rights	Fair value adjustment on Unpaid losses and loss expenses	Total (1)	Other intangible assets (2)	Total Amortization of purchased intangibles
Third quarter of 2020	$59	$(9)	$50	$22	$72
Fourth quarter of 2020	59	(9)	50	22	72
2021	214	(20)	194	86	280
2022	195	(14)	181	98	279
2023	176	(6)	170	92	262
2024	158	(5)	153	86	239
2025	144	(5)	139	85	224
Total	$1,005	$(68)	$937	$491	$1,428
(1)Recorded in Corporate.
(2)Recorded in applicable segment(s) that acquired the intangible assets.

Reduction of deferred tax liability associated with intangible assets related to Other intangible assets (excluding the fair value adjustment on Unpaid losses and loss expense)
At June 30, 2020, the deferred tax liability associated with Other intangible assets (excluding the fair value adjustment on Unpaid losses and loss expense) was $1,310 million.

The following table presents, as of June 30, 2020, the expected reduction of the deferred tax liability associated with Other intangible assets (which reduces as agency distribution relationships and renewal rights and other intangible assets amortize), at current foreign currency exchange rates, for the third and fourth quarters of 2020 and for the next five years:

For the Years Ending December 31 (in millions of U.S. dollars)	Reduction to deferred tax liability associated with intangible assets
Third quarter of 2020	$18
Fourth quarter of 2020	18
2021	67
2022	65
2023	60
2024	54
2025	50
Total	$332

Amortization of the fair value adjustment on acquired invested assets and assumed long-term debt
The following table presents at June 30, 2020, the expected amortization expense of the fair value adjustment on acquired invested assets, at current foreign currency exchange rates, and the expected amortization benefit from the amortization of the fair value adjustment on assumed long-term debt for the third and fourth quarters of 2020 and for the next five years:

	Amortization (expense) benefit of the fair value adjustment on
For the Years Ending December 31 (in millions of U.S. dollars)	Acquired invested assets (1)	Assumed long-term debt (2)
Third quarter of 2020	$(30)	$5
Fourth quarter of 2020	(30)	6
2021	(110)	21
2022	(96)	21
2023	—	21
2024	—	21
2025	—	21
Total	$(266)	$116
(1)Recorded as a reduction to Net investment income in the Consolidated statements of operations.
(2)Recorded as a reduction to Interest expense in the Consolidated statements of operations.

The estimate of amortization expense of the fair value adjustment on acquired invested assets could vary materially based on current market conditions, bond calls, overall duration of the acquired investment portfolio, and foreign exchange.

Net Investment Income

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2020	2019	2020	2019
Fixed maturities (1)	$810	$851	$1,661	$1,671
Short-term investments	11	22	28	46
Other interest income	3	6	12	12
Equity securities	24	9	33	16
Other investments	21	15	41	37
Gross investment income	869	903	1,775	1,782
Investment expenses	(42)	(44)	(87)	(87)
Net investment income	$827	$859	$1,688	$1,695
(1) Includes amortization expense related to fair value adjustment on acquired invested assets related to the Chubb Corp acquisition	$(30)	$(43)	$(62)	$(89)

Net investment income is influenced by a number of factors including the amounts and timing of inward and outward cash flows, the level of interest rates, and changes in overall asset allocation. Net investment income decreased 3.8 percent and 0.4 percent for the three and six months ended June 30, 2020, respectively, primarily due to lower reinvestment rates on new and reinvested assets, lower rates on floating rate obligations, and foreign exchange. The decrease for the six months ended June 30, 2020 was partially offset by higher average invested assets.

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

	Three Months Ended June 30		Six Months Ended June30
(in millions of U.S. dollars)	2020	2019	2020	2019
Total mark-to-market gain (loss) on private equity, pre-tax	$(200)	$240	$(207)	$193

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

The average duration of our fixed income securities, including the effect of options and swaps, was 4.0 years and 3.8 years at June 30, 2020 and December 31, 2019, respectively. We estimate that a 100 basis point (bps) increase in interest rates would reduce the valuation of our fixed income portfolio by approximately $4.1 billion at June 30, 2020.

We established credit loss valuation allowances as a result of our adoption of guidance on Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (CECL) on January 1, 2020 and established a valuation allowance of

$69 million. The COVID-19 global pandemic and related economic conditions adversely impacted our investment portfolio and resulted in an increase in our valuation allowance. This adverse impact was mitigated by the overall high credit quality of the portfolio and the stabilization of the valuation of investment grade securities due to measures announced by the U.S. Federal Reserve, including programs to support corporate and asset backed securities. Overall, the valuation allowance increased by $53 million for the six months ended June 30, 2020. Refer to Note 3 to the Consolidated Financial Statements for additional information on expected credit losses.

The following table shows the fair value and cost/amortized cost, net of valuation allowance, of our invested assets:

	June 30, 2020		December 31, 2019
(in millions of U.S. dollars)	Fair Value	Cost/ Amortized Cost, Net	Fair Value	Cost/ Amortized Cost
Fixed maturities available for sale	$86,712	$82,671	$85,488	$82,580
Fixed maturities held to maturity	12,620	11,845	13,005	12,581
Short-term investments	4,003	4,002	4,291	4,291
	103,335	98,518	102,784	99,452
Equity securities	2,394	2,394	812	812
Other investments	5,923	5,923	6,062	6,062
Total investments	$111,652	$106,835	$109,658	$106,326
The fair value of our total investments increased $2.0 billion during the six months ended June 30, 2020, primarily due to the investing of operating cash flows and unrealized appreciation. This increase was partially offset by the payment of collateralized deposits for the purchase of additional ownership in Huatai Group and unfavorable foreign exchange movement.

The following tables present the fair value of our fixed maturities and short-term investments at June 30, 2020 and December 31, 2019. The first table lists investments according to type and second according to S&P credit rating:

	June 30, 2020		December 31, 2019
(in millions of U.S. dollars, except for percentages)	Fair Value	% of Total	Fair Value	% of Total
U.S. Treasury / Agency	$4,190	4%	$4,630	5%
Corporate and asset-backed securities	36,345	35%	34,259	33%
Mortgage-backed securities	20,529	20%	21,588	21%
Municipal	12,291	12%	12,824	12%
Non-U.S.	25,977	25%	25,192	25%
Short-term investments	4,003	4%	4,291	4%
Total	$103,335	100%	$102,784	100%
AAA	$15,411	15%	$15,714	15%
AA	35,600	35%	37,504	37%
A	19,703	19%	19,236	19%
BBB	15,690	15%	13,650	13%
BB	9,302	9%	9,474	9%
B	7,124	7%	6,897	7%
Other	505	—	309	—
Total	$103,335	100%	$102,784	100%

Corporate and asset-backed securities
The following table presents our 10 largest global exposures to corporate bonds by fair value at June 30, 2020:

(in millions of U.S. dollars)	Fair Value
Wells Fargo & Co	$765
Bank of America Corp	656
JP Morgan Chase & Co	639
Comcast Corp	485
Morgan Stanley	451
Citigroup Inc	440
HSBC Holdings Plc	406
Verizon Communications Inc	393
AT&T Inc	378
Goldman Sachs Group Inc	351

Mortgage-backed securities

The following table shows the fair value and amortized cost, net of valuation allowance, of our mortgage-backed securities:

	S&P Credit Rating					Fair Value	Amortized Cost, Net
June 30, 2020 (in millions of U.S. dollars)	AAA	AA	A	BBB	BB and below	Total	Total
Agency residential mortgage-backed (RMBS)	$127	$16,748	$—	$—	$—	$16,875	$15,825
Non-agency RMBS	155	34	73	13	9	284	283
Commercial mortgage-backed	2,935	287	135	11	2	3,370	3,245
Total mortgage-backed securities	$3,217	$17,069	$208	$24	$11	$20,529	$19,353

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

The following table summarizes the fair value and amortized cost, net of valuation allowance, of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. government securities at June 30, 2020:

(in millions of U.S. dollars)	Fair Value	Amortized Cost, Net
Republic of Korea	$1,082	$954
Canada	876	831
United Kingdom	872	832
Province of Ontario	659	618
Kingdom of Thailand	616	527
Federative Republic of Brazil	569	550
Province of Quebec	525	487
United Mexican States	431	411
Commonwealth of Australia	402	351
Socialist Republic of Vietnam	373	264
Other Non-U.S. Government Securities	5,335	5,076
Total	$11,740	$10,901
The following table summarizes the fair value and amortized cost, net of valuation allowance, of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. corporate securities at June 30, 2020:

(in millions of U.S. dollars)	Fair Value	Amortized Cost, Net
United Kingdom	$2,265	$2,171
Canada	1,807	1,739
France	1,149	1,097
United States (1)	1,047	1,026
Australia	875	834
Netherlands	625	595
Japan	606	583
Germany	538	518
Switzerland	536	498
China	430	412
Other Non-U.S. Corporate Securities	4,359	4,249
Total	$14,237	$13,722
(1) The countries that are listed in the non-U.S. corporate fixed income portfolio above represent the ultimate parent company's country of risk. Non-U.S. corporate securities could be issued by foreign subsidiaries of U.S. corporations.

Below-investment grade corporate fixed income portfolio
Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss from default by the borrower is greater with below-investment grade securities. Below-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than investment grade issuers. At June 30, 2020, our corporate fixed income investment portfolio included below-investment grade and non-rated securities which, in total, comprised approximately 14 percent of our fixed income portfolio. Our below-investment grade and non-rated portfolio includes over 1,300 issuers, with the greatest single exposure being $162 million.

We manage high-yield bonds as a distinct and separate asset class from investment grade bonds. The allocation to high-yield bonds is explicitly set by internal management and is targeted to securities in the upper tier of credit quality (BB/B). Our minimum rating for initial purchase is BB/B. Fourteen external investment managers are responsible for high-yield security selection and portfolio construction. Our high-yield managers have a conservative approach to credit selection and very low historical default experience. Holdings are highly diversified across industries and generally subject to a 1.5 percent issuer limit as a percentage of high-yield allocation. We monitor position limits daily through an internal compliance system. Derivative and structured securities (e.g., credit default swaps and collateralized loan obligations) are not permitted in the high-yield portfolio.

Critical Accounting Estimates
As of June 30, 2020, there were no material changes to our critical accounting estimates. For a full discussion of our critical accounting estimates, refer to Item 7 in our 2019 Form 10-K.

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

The following table presents a roll-forward of our unpaid losses and loss expenses:

(in millions of U.S. dollars)	Gross Losses	Reinsurance Recoverable (1)	Net Losses
Balance at December 31, 2019	$62,690	$14,181	$48,509
Losses and loss expenses incurred	13,394	2,332	11,062
Losses and loss expenses paid	(10,219)	(2,114)	(8,105)
Other (including foreign exchange translation)	(166)	(38)	(128)
Balance at June 30, 2020	$65,699	$14,361	$51,338
(1)Net of valuation allowance for uncollectible reinsurance.

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

Asbestos and Environmental (A&E)
There was no significant A&E reserve activity during the three and six months ended June 30, 2020. A&E reserves are included in Corporate. Refer to our 2019 Form 10-K for further information on our A&E exposures.

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

Catastrophe management
We actively monitor and manage our catastrophe risk accumulation around the world such as setting risk limits based on probable maximum loss (PML) and purchasing catastrophe reinsurance. The table below presents our modeled pre-tax estimates of natural catastrophe PML, net of reinsurance, at June 30, 2020, for Worldwide, U.S. hurricane and California earthquake events, based on our in-force portfolio at April 1, 2020 and reflecting the April 1, 2020 reinsurance program (see Natural Catastrophe Property Reinsurance Program section) as well as inuring reinsurance protection coverages. According to the model, for the 1-in-100 return period scenario, there is a one percent chance that our pre-tax annual aggregate losses incurred in any year from U.S. hurricane events could be in excess of $2,694 million (or 4.9 percent of our total shareholders’ equity at June 30, 2020). These estimates assume that reinsurance recoverable is fully collectible.

	Modeled Net Probable Maximum Loss (PML) Pre-tax
	Worldwide (1)		U.S. Hurricane (2)		California Earthquake (3)
	Annual Aggregate		Annual Aggregate		Single Occurrence
(in millions of U.S. dollars, except for percentages)	Chubb	% of Total Shareholders’ Equity	Chubb	% of Total Shareholders’ Equity	Chubb	% of Total Shareholders’ Equity
1-in-10	$1,858	3.4%	$1,084	2.0%	$133	0.2%
1-in-100	$3,866	7.1%	$2,694	4.9%	$1,306	2.4%
1-in-250	$6,439	11.8%	$4,869	8.9%	$1,485	2.7%
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

The above estimates of Chubb’s loss profile are inherently uncertain for many reasons, including the following:
•While the use of third-party catastrophe modeling packages to simulate potential hurricane and earthquake losses is prevalent within the insurance industry, the models are reliant upon significant meteorology, seismology, and engineering assumptions to estimate catastrophe losses. In particular, modeled catastrophe events are not always a representation of actual events and ensuing additional loss potential;
•There is no universal standard in the preparation of insured data for use in the models, the running of the modeling software and interpretation of loss output. These loss estimates do not represent our potential maximum exposures and it is highly likely that our actual incurred losses would vary materially from the modeled estimates; and
•The potential effects of climate change add to modeling complexity.

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

Liquidity
We anticipate that positive cash flows from operations (underwriting activities and investment income) should be sufficient to cover cash outflows under most loss scenarios for the near term. In addition to cash from operations, routine sales of investments, and financing arrangements, we have agreements with a third-party bank provider which implemented two international multi-currency notional cash pooling programs to enhance cash management efficiency during periods of short-term timing mismatches between expected inflows and outflows of cash by currency. The programs allow us to optimize investment income by avoiding portfolio disruption. Should the need arise, we generally have access to capital markets and to credit facilities with letter of credit capacity of $4.0 billion with a sub-limit of $1.9 billion for revolving credit. At June 30, 2020, our usage under these facilities was $2.0 billion in letters of credit. Our access to credit under these facilities is dependent on the ability of the banks that are a party to the facilities to meet their funding commitments. The facilities require that we maintain certain financial covenants, all of which we met at June 30, 2020. Should the existing credit providers on these facilities experience financial difficulty, we may be required to replace credit sources, possibly in a difficult market. If we cannot obtain adequate capital or sources of credit on favorable terms, on a timely basis, or at all, our business, operating results, and financial condition could be adversely affected. To date, we have not experienced difficulty accessing our credit facilities.

The payment of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction, as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies. During the six months ended June 30, 2020, we were able to meet all our obligations, including the payments of dividends on our Common Shares, with our net cash flows.

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions as well as the subsidiary’s financial condition are paramount to the dividend decision. Chubb Limited received dividends of nil and $200 million from its Bermuda subsidiaries during the six months ended June 30, 2020 and 2019, respectively. Chubb Limited also received dividends of $844 million from a Swiss subsidiary during the six months ended June 30, 2020.

The payment of any dividends from CGM or its subsidiaries is subject to applicable U.K. insurance laws and regulations. In addition, the release of funds by Syndicate 2488 to subsidiaries of CGM is subject to regulations promulgated by the Society of Lloyd’s. The U.S. insurance subsidiaries of Chubb INA Holdings Inc. (Chubb INA) may pay dividends, without prior regulatory approval, subject to restrictions set out in state law of the subsidiary’s domicile (or, if applicable, commercial domicile). Chubb INA’s international subsidiaries are also subject to insurance laws and regulations particular to the countries in which the subsidiaries operate. These laws and regulations sometimes include restrictions that limit the amount of dividends payable without prior approval of regulatory insurance authorities. Chubb Limited received no dividends from CGM or Chubb INA during the six months ended June 30, 2020 and 2019. Debt issued by Chubb INA is serviced by statutorily permissible distributions by Chubb INA’s insurance subsidiaries to Chubb INA as well as other group resources. Chubb INA received dividends of nil and $1.7 billion from its subsidiaries during the six months ended June 30, 2020 and 2019, respectively.

Cash Flows
Our sources of liquidity include cash from operations, routine sales of investments, and financing arrangements. The following is a discussion of our cash flows for the six months ended June 30, 2020 and 2019.

Operating cash flows were $3.7 billion in the six months ended June 30, 2020, compared to $2.7 billion in the prior year period, an increase of $989 million, principally reflecting higher underwriting cash flows primarily due to higher premiums collected.
Cash used for investing was $2.7 billion in the six months ended June 30, 2020, compared to $2.3 billion in the prior year period. The current year included a $1.55 billion deposit for the purchase of an additional 22.4 percent ownership in Huatai Group, while the prior year included the purchase of an additional 6.2 percent ownership interest in Huatai Group for $329 million. In addition, the current year had cash used of $993 million for net investments purchased, excluding short-term, and derivative settlements, compared to cash used of $657 million in the prior year.
Cash used for financing was $898 million in the six months ended June 30, 2020, compared to $431 million in the prior year period and was principally comprised of share repurchases and dividends paid on Common Shares. Share repurchases were

$408 million lower in the current year due to the suspension of share repurchases in April 2020. In addition, the prior year included $789 million of net proceeds from the issuance of long-term debt (net of repayments).

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

We use repurchase agreements as a funding alternative. At June 30, 2020, there were $1.4 billion in repurchase agreements outstanding with various maturities over the next eight months.

Capital Resources
Capital resources consist of funds deployed or available to be deployed to support our business operations.

	June 30	December 31
(in millions of U.S. dollars, except for ratios)	2020	2019
Short-term debt	$1,300	$1,299
Long-term debt	13,656	13,559
Total financial debt	14,956	14,858
Trust preferred securities	308	308
Total shareholders’ equity	54,760	55,331
Total capitalization	$70,024	$70,497
Ratio of financial debt to total capitalization	21.4%	21.1%
Ratio of financial debt plus trust preferred securities to total capitalization	21.8%	21.5%

Repurchase agreements are excluded from the table above and are disclosed separately from short-term debt in the Consolidated balance sheets. The repurchase agreements are collateralized borrowings where we maintain the right and ability to redeem the collateral on short notice, unlike short-term debt which comprises the current maturities of our long-term debt instruments.

For the six months ended June 30, 2020, we repurchased $326 million of Common Shares in a series of open market transactions under the Board of Directors (Board) share repurchase authorization. At June 30, 2020, there were 28,423,841 Common Shares in treasury with a weighted average cost of $136.01 per share, and $1.12 billion in share repurchase authorization remained through December 31, 2020. On April 22, 2020, we announced that given the current economic environment and to preserve capital for both risk and opportunity, we had suspended share repurchases. Share repurchases may be resumed at any time, at management's discretion. We did not engage in any share repurchase activity during the three months ended June 30, 2020.

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

At our May 2020 annual general meeting, our shareholders approved an annual dividend for the following year of up to $3.12 per share, or CHF 3.01 per share, calculated using the USD/CHF exchange rate as published in the Wall Street Journal on May 20, 2020, expected to be paid in four quarterly installments of $0.78 per share after the general meeting by way of a distribution from capital contribution reserves, transferred to free reserves for payment. The Board determines the record and payment dates at which the annual dividend may be paid until the date of the 2021 annual general meeting, and is authorized to abstain from distributing a dividend at its discretion. The annual dividend approved in May 2020 represented an $0.12 per share increase ($0.03 per quarter) over the prior year dividend.

The following table represents dividends paid per Common Share to shareholders of record on each of the following dates:

Shareholders of record as of:	Dividends paid as of:
December 20, 2019	January 10, 2020	$0.75 (CHF 0.74)
March 20, 2020	April 10, 2020	$0.75 (CHF 0.72)
June 19, 2020	July 10, 2020	$0.78 (CHF 0.75)

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

The tables below are estimates of the sensitivities to instantaneous changes in economic inputs (e.g., equity shock, interest rate shock etc.) or actuarial assumptions at June 30, 2020 of the FVL and of the fair value of specific derivative instruments held (hedge value) to partially offset the risk in the variable annuity guarantee reinsurance portfolio. The following assumptions should be considered when using the below tables:

•No changes to the benefit ratio used to establish benefit reserves at June 30, 2020.

•Equity shocks impact all global equity markets equally
•Our liabilities are sensitive to global equity markets in the following proportions: 75 percent—85 percent U.S. equity, and 15 percent—25 percent international equity.
•Our current hedge portfolio is sensitive only to U.S. equity markets.
•We would suggest using the S&P 500 index as a proxy for U.S. equity, and the MSCI EAFE index as a proxy for international equity.

•Interest rate shocks assume a parallel shift in the U.S. yield curve
•Our liabilities are also sensitive to global interest rates at various points on the yield curve, mainly the U.S. Treasury curve in the following proportions: 5 percent—15 percent short-term rates (maturing in less than 5 years), 25 percent—35 percent medium-term rates (maturing between 5 years and 10 years, inclusive), and 55 percent—65 percent long-term rates (maturing beyond 10 years).
•A change in AA-rated credit spreads impacts the rate used to discount cash flows in the fair value model. AA-rated credit spreads are a proxy for both our own credit spreads and the credit spreads of the ceding insurers.

•The hedge sensitivity is from June 30, 2020 market levels and only applicable to the equity and interest rate sensitivities table below.

•The sensitivities are not directly additive because changes in one factor will affect the sensitivity to changes in other factors. The sensitivities do not scale linearly and may be proportionally greater for larger movements in the market factors. The sensitivities may also vary due to foreign exchange rate fluctuations. The calculation of the FVL is based on internal models that include assumptions regarding future policyholder behavior, including lapse, annuitization, and asset allocation. These assumptions impact both the absolute level of the FVL as well as the sensitivities to changes in market factors shown below. Actual sensitivity of our net income may differ from those disclosed in the tables below due to differences between short-term market movements and management judgment regarding the long-term assumptions implicit in our benefit ratios.

•In addition, the tables below do not reflect the expected quarterly run rate of net income generated by the variable annuity guarantee reinsurance portfolio if markets remain unchanged during the period. All else equal, if markets remain unchanged during the period, the Gross FVL will increase, resulting in a realized loss. This realized loss occurs primarily because the guarantees provided in the underlying contracts continue to become more valuable even when markets remain unchanged. We refer to this increase in Gross FVL as “timing effect”. The unfavorable impact of timing effect on our Gross FVL in a quarter is not reflected in the sensitivity tables below. For this reason, when using the tables below to estimate the sensitivity of Gross FVL in the third quarter of 2020 to various changes, it is necessary to assume an additional $5 million to $45 million increase in Gross FVL and realized losses. The impact to Net income is partially mitigated because this realized loss is partially offset by the positive quarterly run rate of Life Insurance underwriting income generated by the variable annuity guarantee reinsurance portfolio if markets remain unchanged during the period. Note that both the timing effect and the quarterly run rate of Life Insurance underwriting income change over time as the book ages.

	Sensitivities to equity and interest rate movements
	(in millions of U.S. dollars)	Worldwide Equity Shock
	Interest Rate Shock	+10%	Flat	-10%	-20%	-30%	-40%
+100 bps	(Increase)/decrease in Gross FVL	$404	$252	$78	$(117)	$(334)	$(571)
	Increase/(decrease) in hedge value	(60)	—	60	120	179	239
	Increase/(decrease) in net income	$344	$252	$138	$3	$(155)	$(332)
Flat	(Increase)/decrease in Gross FVL	$166	$—	$(187)	$(394)	$(622)	$(862)
	Increase/(decrease) in hedge value	(60)	—	60	120	179	239
	Increase/(decrease) in net income	$106	$—	$(127)	$(274)	$(443)	$(623)
-100 bps	(Increase)/decrease in Gross FVL	$(49)	$(227)	$(424)	$(644)	$(879)	$(1,133)
	Increase/(decrease) in hedge value	(60)	—	60	120	179	239
	Increase/(decrease) in net income	$(109)	$(227)	$(364)	$(524)	$(700)	$(894)

	Sensitivities to Other Economic Variables	AA-rated Credit Spreads		Interest Rate Volatility		Equity Volatility
	(in millions of U.S. dollars)	+100 bps	-100 bps	+2%	-2%	+2%	-2%
	(Increase)/decrease in Gross FVL	$90	$(99)	$—	$—	$(7)	$7
	Increase/(decrease) in net income	$90	$(99)	$—	$—	$(7)	$7

	Sensitivities to Actuarial Assumptions			Mortality
	(in millions of U.S. dollars)			+20%	+10%	-10%	-20%
	(Increase)/decrease in Gross FVL			$22	$11	$(11)	$(22)
	Increase/(decrease) in net income			$22	$11	$(11)	$(22)

				Lapses
	(in millions of U.S. dollars)			+50%	+25%	-25%	-50%
	(Increase)/decrease in Gross FVL			$134	$70	$(75)	$(157)
	Increase/(decrease) in net income			$134	$70	$(75)	$(157)

				Annuitization
	(in millions of U.S. dollars)			+50%	+25%	-25%	-50%
	(Increase)/decrease in Gross FVL			$(621)	$(331)	$382	$817
	Increase/(decrease) in net income			$(621)	$(331)	$382	$817

Variable Annuity Net Amount at Risk
All our VA reinsurance treaties include annual or aggregate claim limits and many include an aggregate deductible which limit the net amount at risk under these programs. The tables below present the net amount at risk at June 30, 2020 following an immediate change in equity market levels, assuming all global equity markets are impacted equally.

a) Reinsurance covering the GMDB risk only

	Equity Shock
(in millions of U.S. dollars)	+20%	Flat	-20%	-40%	-60%	-80%
GMDB net amount at risk	$262	$277	$520	$808	$781	$657
Claims at 100% immediate mortality	164	182	173	158	141	125

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

b) Reinsurance covering the GLB risk only

	Equity Shock
(in millions of U.S. dollars)	+20%	Flat	-20%	-40%	-60%	-80%
GLB net amount at risk	$1,192	$1,678	$2,211	$2,714	$3,091	$3,375

The treaty claim limits cause the net amount at risk to increase at a declining rate as equity markets fall.
c) Reinsurance covering both the GMDB and GLB risks on the same underlying policyholders

	Equity Shock
(in millions of U.S. dollars)	+20%	Flat	-20%	-40%	-60%	-80%
GMDB net amount at risk	$45	$53	$64	$75	$84	$92
GLB net amount at risk	402	518	656	806	956	1,004
Claims at 100% immediate mortality	35	34	34	34	34	34
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

ITEM 4. Controls and Procedures
Chubb’s management, with the participation of Chubb’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Chubb’s disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as of June 30, 2020. Based upon that evaluation, Chubb’s Chief Executive Officer and Chief Financial Officer concluded that Chubb’s disclosure controls and procedures are effective in allowing information required to be disclosed in reports filed under the Securities Exchange Act of 1934 to be recorded, processed, summarized, and reported within time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to Chubb’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
On January 14, 2016, Chubb completed the acquisition of The Chubb Corporation. For the three months ended June 30, 2020, we continued to integrate the information technology environments of the two companies.
There were no other changes to Chubb's internal controls over financial reporting for the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, Chubb's internal controls over financial reporting.

ITEM 1. Legal Proceedings
The information required with respect to this item is included in Note 7 g) to the Consolidated Financial Statements, which is hereby incorporated herein by reference.

ITEM 1A. Risk Factors
There have been no material changes to the risk factors described under "Risk Factors" under Item 1A of Part I of our 2019 Form 10-K and "Risk Factors" under Item 1A of Part II of our Form 10-Q for the quarterly period ended March 31, 2020.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

Issuer’s Repurchases of Equity Securities
The following table provides information with respect to purchases by Chubb of its Common Shares during the three months ended June 30, 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan (2)
April 1 through April 30	2,345	$126.16	—	$1.12	billion
May 1 through May 31	233,075	$102.09	—	$1.12	billion
June 1 through June 30	2,152	$126.73	—	$1.12	billion
Total	237,572	$102.55	—
(1)This column represents open market share repurchases and the surrender to Chubb of Common Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and the exercising of options by employees. We did not engage in any share repurchase activity during the three months ended June 30, 2020.
(2)Refer to Note 8 to the Consolidated Financial Statements for more information on the Chubb Limited securities repurchase authorization. In November 2019, the Board authorized the repurchase of up to $1.5 billion of Chubb's Common Shares from November 21, 2019 through December 31, 2020. On April 22, 2020, we announced that given the current economic environment and to preserve capital for both risk and opportunity, we had suspended share repurchases. Share repurchases may be resumed at any time, at management's discretion. We did not engage in any share repurchase activity during the three months ended June 30, 2020.

ITEM 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
3.1	Articles of Association of the Company, as amended	8-K	3.1	May 20, 2020

3.2	Organizational Regulations of the Company, as amended	8-K	3.1	November 21, 2016

4.1	Articles of Association of the Company, as amended	8-K	4.1	May 20, 2020

4.2	Organizational Regulations of the Company, as amended	8-K	3.1	November 21, 2016

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

101.1	The following financial information from Chubb Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in Inline XBRL:
	(i) Consolidated Balance Sheets at June 30, 2020, and December 31, 2019; (ii) Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2020 and 2019; (iii) Consolidated Statements of Shareholders’ Equity for the three and six months ended June 30, 2020 and 2019; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019; and (v) Notes to Consolidated Financial Statements				X

104.1	The Cover Page Interactive Data File formatted in Inline XBRL (The cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101.1)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHUBB LIMITED
(Registrant)

July 31, 2020	/s/ Evan G. Greenberg
Evan G. Greenberg
Chairman, President and Chief Executive Officer

July 31, 2020	/s/ Philip V. Bancroft
Philip V. Bancroft
Executive Vice President and Chief Financial Officer