Form 10-Q
period 2020-09-30
Chubb Ltd
filed 2020-10-30
CIK 896159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2020
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
Yes  ☐                                               No  ☑
The number of registrant’s Common Shares (CHF 24.15 par value) outstanding as of October 16, 2020 was 451,370,518.

CHUBB LIMITED
INDEX TO FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements
CONSOLIDATED BALANCE SHEETS (Unaudited)
Chubb Limited and Subsidiaries

	September 30	December 31
(in millions of U.S. dollars, except share and per share data)	2020	2019
Assets
Investments
Fixed maturities available for sale, at fair value, net of valuation allowance - $34 at September 30, 2020 (amortized cost – $85,201 and $82,580)	$89,852	$85,488
Fixed maturities held to maturity, at amortized cost, net of valuation allowance - $45 at September 30, 2020 (fair value – $12,473 and $13,005)	11,651	12,581
Equity securities, at fair value	3,088	812
Short-term investments, at fair value (amortized cost – $4,662 and $4,291)	4,660	4,291
Other investments, at fair value	6,796	6,062
Total investments	116,047	109,234
Cash	1,707	1,537
Restricted cash	166	109
Securities lending collateral	1,851	994
Accrued investment income	862	867
Insurance and reinsurance balances receivable	10,588	10,357
Reinsurance recoverable on losses and loss expenses, net of valuation allowance – $320 and $316	15,670	15,181
Reinsurance recoverable on policy benefits	203	197
Deferred policy acquisition costs	5,275	5,242
Value of business acquired	286	306
Goodwill	15,254	15,296
Other intangible assets	5,849	6,063
Prepaid reinsurance premiums	2,760	2,647
Investments in partially-owned insurance companies	2,534	1,332
Other assets	8,734	7,581
Total assets	$187,786	$176,943
Liabilities
Unpaid losses and loss expenses	$67,905	$62,690
Unearned premiums	17,502	16,771
Future policy benefits	5,955	5,814
Insurance and reinsurance balances payable	6,420	6,184
Securities lending payable	1,851	994
Accounts payable, accrued expenses, and other liabilities	13,074	11,773
Deferred tax liabilities	815	804
Repurchase agreements	1,413	1,416
Short-term debt	1,300	1,299
Long-term debt	14,830	13,559
Trust preferred securities	308	308
Total liabilities	131,373	121,612
Commitments and contingencies (refer to Note 8)
Shareholders’ equity
Common Shares (CHF 24.15 par value; 477,605,264 and 479,783,864 shares issued; 451,376,194 and 451,971,567 shares outstanding)	11,064	11,121
Common Shares in treasury (26,229,070 and 27,812,297 shares)	(3,541)	(3,754)
Additional paid-in capital	10,115	11,203
Retained earnings	36,919	36,142
Accumulated other comprehensive income (AOCI)	1,856	619
Total shareholders’ equity	56,413	55,331
Total liabilities and shareholders’ equity	$187,786	$176,943
See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars, except per share data)	2020	2019	2020	2019
Revenues
Net premiums written	$9,078	$8,622	$25,410	$24,278
Increase in unearned premiums	(313)	(295)	(723)	(923)
Net premiums earned	8,765	8,327	24,687	23,355
Net investment income	840	873	2,528	2,568
Net realized gains (losses):
Other-than-temporary impairment (OTTI) losses gross	—	(54)	—	(81)
Portion of OTTI losses recognized in other comprehensive income (OCI)	—	30	—	31
Net OTTI losses recognized in income	—	(24)	—	(50)
Net realized gains (losses) excluding OTTI losses	(141)	(131)	(1,069)	(425)
Total net realized gains (losses) (includes $49, $(11), $(303), and $(43) reclassified from AOCI)	(141)	(155)	(1,069)	(475)
Total revenues	9,464	9,045	26,146	25,448
Expenses
Losses and loss expenses	5,835	5,052	16,897	13,865
Policy benefits	198	158	550	515
Policy acquisition costs	1,645	1,603	4,853	4,611
Administrative expenses	733	752	2,201	2,220
Interest expense	130	138	390	418
Other (income) expense	(485)	(57)	(372)	(326)
Amortization of purchased intangibles	72	76	217	229
Chubb integration expenses	—	2	—	9
Total expenses	8,128	7,724	24,736	21,541
Income before income tax	1,336	1,321	1,410	3,907
Income tax expense (includes $7, nil, $(35), and $(2) on reclassified unrealized gains and losses)	142	230	295	626
Net income	$1,194	$1,091	$1,115	$3,281
Other comprehensive income
Unrealized appreciation	$687	$694	$1,456	$3,791
Reclassification adjustment for net realized (gains) losses included in net income	(49)	11	303	43
	638	705	1,759	3,834
Change in:
Cumulative foreign currency translation adjustment	246	(193)	(168)	(143)
Postretirement benefit liability adjustment	(23)	(17)	(59)	(62)
Other comprehensive income, before income tax	861	495	1,532	3,629
Income tax expense related to OCI items	(103)	(113)	(295)	(660)
Other comprehensive income	758	382	1,237	2,969
Comprehensive income	$1,952	$1,473	$2,352	$6,250
Earnings per share
Basic earnings per share	$2.64	$2.40	$2.47	$7.18
Diluted earnings per share	$2.63	$2.38	$2.46	$7.13
See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2020	2019	2020	2019
Common Shares
Balance – beginning of period	$11,121	$11,121	$11,121	$11,121
Cancellation of treasury shares	(57)	—	(57)	—
Balance – end of period	11,064	11,121	11,064	11,121
Common Shares in treasury
Balance – beginning of period	(3,866)	(3,093)	(3,754)	(2,618)
Common Shares repurchased	—	(478)	(326)	(1,221)
Cancellation of treasury shares	323	—	323	—
Net shares issued under employee share-based compensation plans	2	67	216	335
Balance – end of period	(3,541)	(3,504)	(3,541)	(3,504)
Additional paid-in capital
Balance – beginning of period	10,416	11,757	11,203	12,557
Net shares issued under employee share-based compensation plans	(6)	6	(195)	(184)
Exercise of stock options	(1)	(17)	(30)	(65)
Share-based compensation expense	59	60	183	177
Funding of dividends declared to Retained earnings	(353)	(341)	(1,046)	(1,020)
Balance – end of period	10,115	11,465	10,115	11,465
Retained earnings
Balance – beginning of period	35,991	33,878	36,142	31,700
Cumulative effect of adoption of accounting guidance (refer to Note 1)	—	—	(72)	(12)
Balance – beginning of period, as adjusted	35,991	33,878	36,070	31,688
Net income	1,194	1,091	1,115	3,281
Cancellation of treasury shares	(266)	—	(266)	—
Funding of dividends declared from Additional paid-in capital	353	341	1,046	1,020
Dividends declared on Common Shares	(353)	(341)	(1,046)	(1,020)
Balance – end of period	36,919	34,969	36,919	34,969
Accumulated other comprehensive income
Net unrealized appreciation (depreciation) on investments
Balance – beginning of period	3,424	2,033	2,543	(545)
Change in period, before reclassification from AOCI, net of income tax expense of $(102), $(125), $(300) and $(674)	585	569	1,156	3,117
Amounts reclassified from AOCI, net of income tax (expense) benefit of $7, nil, $(35) and $(2)	(42)	11	268	41
Change in period, net of income tax expense of $(95), $(125), $(335) and $(676)	543	580	1,424	3,158
Balance – end of period	3,967	2,613	3,967	2,613
Cumulative foreign currency translation adjustment
Balance – beginning of period	(2,313)	(1,931)	(1,939)	(1,976)
Change in period, net of income tax (expense) benefit of $(13), $8, $27 and $3	233	(185)	(141)	(140)
Balance – end of period	(2,080)	(2,116)	(2,080)	(2,116)
Postretirement benefit liability adjustment
Balance – beginning of period	(13)	37	15	73
Change in period, net of income tax benefit of $5, $4, $13 and $13	(18)	(13)	(46)	(49)
Balance – end of period	(31)	24	(31)	24
Accumulated other comprehensive income	1,856	521	1,856	521
Total shareholders’ equity	$56,413	$54,572	$56,413	$54,572
See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Chubb Limited and Subsidiaries

	Nine Months Ended September 30
(in millions of U.S. dollars)	2020	2019
Cash flows from operating activities
Net income	$1,115	$3,281
Adjustments to reconcile net income to net cash flows from operating activities
Net realized (gains) losses	1,069	475
Amortization of premiums/discounts on fixed maturities	280	294
Amortization of purchased intangibles	217	229
Deferred income taxes	(287)	(178)
Unpaid losses and loss expenses	5,112	277
Unearned premiums	881	1,061
Future policy benefits	138	148
Insurance and reinsurance balances payable	280	(114)
Accounts payable, accrued expenses, and other liabilities	190	(6)
Income taxes payable	(95)	83
Insurance and reinsurance balances receivable	(324)	(371)
Reinsurance recoverable	(496)	426
Deferred policy acquisition costs	(77)	(266)
Other	(762)	(426)
Net cash flows from operating activities	7,241	4,913
Cash flows from investing activities
Purchases of fixed maturities available for sale	(20,793)	(19,778)
Purchases of fixed maturities held to maturity	(42)	(143)
Purchases of equity securities	(3,622)	(466)
Sales of fixed maturities available for sale	9,537	10,430
Sales of to be announced mortgage-backed securities	—	6
Sales of equity securities	1,526	577
Maturities and redemptions of fixed maturities available for sale	8,709	6,390
Maturities and redemptions of fixed maturities held to maturity	841	814
Net change in short-term investments	(434)	202
Net derivative instruments settlements	(74)	(647)
Private equity contributions	(1,056)	(1,093)
Private equity distributions	588	973
Net deposit paid on share acquisition	(503)	—
Payment for Huatai Group interest	(1,054)	(329)
Other	(352)	(497)
Net cash flows used for investing activities	(6,729)	(3,561)
Cash flows from financing activities
Dividends paid on Common Shares	(1,035)	(1,014)
Common Shares repurchased	(333)	(1,203)
Proceeds from issuance of long-term debt	988	1,286
Repayment of long-term debt	—	(501)
Proceeds from issuance of repurchase agreements	1,402	2,394
Repayment of repurchase agreements	(1,402)	(2,396)
Proceeds from share-based compensation plans	77	155
Policyholder contract deposits	322	376
Policyholder contract withdrawals	(253)	(221)
Net cash flows used for financing activities	(234)	(1,124)
Effect of foreign currency rate changes on cash and restricted cash	(51)	21
Net increase in cash and restricted cash	227	249
Cash and restricted cash – beginning of period	1,646	1,340
Cash and restricted cash – end of period	$1,873	$1,589
Supplemental cash flow information
Taxes paid	$668	$733
Interest paid	$323	$327
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

The following table provides a reconciliation of cash and restricted cash reported within the Consolidated balance sheets that total to the amounts shown in the Consolidated statements of cash flows:

	September 30	December 31
(in millions of U.S. dollars)	2020	2019
Cash	$1,707	$1,537
Restricted cash	166	109
Total cash and restricted cash shown in the Consolidated statements of cash flows	$1,873	$1,646

c) Goodwill
During the nine months ended September 30, 2020, Goodwill decreased $42 million, primarily reflecting the impact of foreign exchange.

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

Targeted Improvements to the Accounting for Long-Duration Contracts
In August 2018, the FASB issued guidance to improve the existing recognition, measurement, presentation, and disclosure requirements for long-duration contracts issued by an insurance entity. The amendments in this update require more frequent updating of assumptions and a standardized discount rate for the future policy benefit liability, a requirement to use the fair value measurement model for policies with market risk benefits, simplified amortization of deferred acquisition costs, and enhanced disclosures. This standard will be effective in the first quarter of 2023 with early adoption permitted. We are currently assessing the effect of adopting this guidance on our financial condition and results of operations. We will be better able to quantify the effect of adopting this standard as we progress in our implementation process and draw nearer to the date of adoption.

Refer to the 2019 Form 10-K for information on additional accounting guidance not yet adopted.

2. Acquisitions

Huatai Group
Chubb maintains a direct investment in Huatai Insurance Group Company Limited (Huatai Group). Huatai Group is the parent company of, and owns 100 percent of, Huatai Property & Casualty Insurance Co., Ltd. (Huatai P&C) and approximately 80 percent of Huatai Life Insurance Co., Ltd. (Huatai Life) (collectively, Huatai).
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

In connection with these purchase agreements, in January 2020, we paid collateralized deposits totaling $1.55 billion to the selling shareholders. Transactions relating to the deposits are recorded within investing activities on the Consolidated statement of cash flows.

As of September 30, 2020, Chubb's aggregate ownership interest in Huatai Group was 46.2 percent. Chubb applies the equity method of accounting to its investment in Huatai Group by recording its share of net income or loss in Other (income) expense in the Consolidated statements of operations. At September 30, 2020, the total carrying value of our investment in Huatai was approximately $2.4 billion, including approximately $1.3 billion attributable to goodwill.

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

September 30, 2020	Amortized Cost	Valuation Allowance	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
(in millions of U.S. dollars)
Available for sale
U.S. Treasury / Agency	$2,564	$—	$227	$—	$2,791
Non-U.S.	23,858	(9)	1,548	(115)	25,282
Corporate and asset-backed securities	33,661	(25)	1,895	(233)	35,298
Mortgage-backed securities	18,272	—	1,078	(13)	19,337
Municipal	6,846	—	302	(4)	7,144
	$85,201	$(34)	$5,050	$(365)	$89,852
	Amortized Cost	Valuation Allowance	Net Carrying Value	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value

Held to maturity
U.S. Treasury / Agency	$1,240	$—	$1,240	$69	$—	$1,309
Non-U.S.	1,273	(7)	1,266	109	(1)	1,374
Corporate and asset-backed securities	2,204	(36)	2,168	252	(6)	2,414
Mortgage-backed securities	2,104	(1)	2,103	152	(2)	2,253
Municipal	4,875	(1)	4,874	249	—	5,123
	$11,696	$(45)	$11,651	$831	$(9)	$12,473

December 31, 2019	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	OTTI Recognized in AOCI
(in millions of U.S. dollars)
Available for sale
U.S. Treasury / Agency	$3,188	$96	$(1)	$3,283	$—
Non-U.S.	22,670	1,099	(62)	23,707	(25)
Corporate and asset-backed securities	30,689	1,180	(78)	31,791	(5)
Mortgage-backed securities	18,712	494	(14)	19,192	—
Municipal	7,321	205	(11)	7,515	—
	$82,580	$3,074	$(166)	$85,488	$(30)
Held to maturity
U.S. Treasury / Agency	$1,318	$29	$—	$1,347	$—
Non-U.S.	1,423	62	—	1,485	—
Corporate and asset-backed securities	2,349	121	(2)	2,468	—
Mortgage-backed securities	2,331	65	—	2,396	—
Municipal	5,160	150	(1)	5,309	—
	$12,581	$427	$(3)	$13,005	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Management evaluates CECL for all HTM securities each quarter. U.S. Treasury and agency securities and U.S. government agency mortgage-backed securities are assumed to have no risk of non-payment and therefore are excluded from the CECL evaluation. The remaining HTM securities are evaluated for potential credit loss on a collective pool basis. We elected to pool HTM securities by 1) external credit rating and 2) time to maturity (duration). These characteristics are the most representative of similar risk characteristics within our portfolio. Chubb pools HTM securities and calculates an expected credit loss for each pool using Moody’s corporate bond default average, corporate bond recovery rate, and an economic cycle multiplier. The multiplier is based on the leading economic index and adjusts the average default frequency for a forward-looking economic outlook. Prior to the adoption of this guidance, HTM securities were evaluated individually for other-than-temporary impairment (OTTI).

Management monitors the credit quality of HTM securities through the review of external credit ratings on a quarterly basis. The following table presents the amortized cost of our HTM securities according to S&P rating:

September 30, 2020
(in millions of U.S. dollars)	Amortized cost	% of Total
AAA	$2,542	22%
AA	6,239	53%
A	2,072	18%
BBB	821	7%
BB	21	—%
Other	1	—%
Total	$11,696	100%

Management evaluates expected credit losses (ECL) for AFS securities when fair value is below amortized cost. AFS securities are evaluated for potential credit loss on an individual security level but the evaluation may use assumptions consistent with expectations of credit losses for a group of similar securities. If management has the intent to sell or is required to sell the security before recovery, the entire impairment loss will be recorded through income to Net realized gains (losses). If management does not have the intent to sell or is not required to sell the security before recovery, an allowance for credit losses is established and the portion of loss that relates to credit losses is recorded in income to Net realized gains (losses) and the portion of loss that relates to non-credit loss is recorded in Other comprehensive income.

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

AFS securities that meet any one of the criteria included above are subject to a discounted cash flow analysis by comparing the present value of expected future cash flows with the amortized cost basis. If the present value of expected future cash flows is less than the amortized cost, a credit loss exists and an allowance for credit losses is then recognized. If the present value of expected future cash flows is equal to or greater than the amortized cost basis, management will conclude an expected credit loss does not exist.

We elected to not measure an allowance for accrued investment income as uncollectible balances are written off in a timely manner, typically 30 to 45 days after uncollected balances are due.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents fixed maturities by contractual maturity:

		September 30		December 31
		2020		2019
(in millions of U.S. dollars)	Net Carrying Value	Fair Value	Amortized Cost	Fair Value
Available for sale
Due in 1 year or less	$4,703	$4,703	$3,951	$3,973
Due after 1 year through 5 years	26,319	26,319	27,142	27,720
Due after 5 years through 10 years	26,456	26,456	23,901	24,874
Due after 10 years	13,037	13,037	8,874	9,729
	70,515	70,515	63,868	66,296
Mortgage-backed securities	19,337	19,337	18,712	19,192
	$89,852	$89,852	$82,580	$85,488
Held to maturity
Due in 1 year or less	$1,045	$1,056	$478	$479
Due after 1 year through 5 years	3,501	3,667	3,869	3,940
Due after 5 years through 10 years	3,119	3,315	3,756	3,883
Due after 10 years	1,883	2,182	2,147	2,307
	9,548	10,220	10,250	10,609
Mortgage-backed securities	2,103	2,253	2,331	2,396
	$11,651	$12,473	$12,581	$13,005

Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

b) Gross unrealized loss
Fixed maturities in an unrealized loss position at September 30, 2020 comprised both investment grade and below investment grade securities for which fair value declined primarily due to widening credit spreads since the date of purchase.

The following table presents, for AFS fixed maturities in an unrealized loss position (including securities on loan) that are not deemed to have credit losses, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	0 – 12 Months		Over 12 Months		Total
September 30, 2020	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
Non-U.S.	$2,848	$(89)	$122	$(14)	$2,970	$(103)
Corporate and asset-backed securities	6,149	(145)	721	(41)	6,870	(186)
Mortgage-backed securities	1,481	(11)	26	(2)	1,507	(13)
Municipal	190	(2)	54	(2)	244	(4)
Total AFS fixed maturities	$10,668	$(247)	$923	$(59)	$11,591	$(306)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents the components of Net realized gains (losses):

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2020	2019	2020	2019
Fixed maturities:
OTTI on fixed maturities, gross	$—	$(54)	$—	$(81)
OTTI on fixed maturities recognized in OCI (pre-tax)	—	30	—	31
OTTI on fixed maturities, net	—	(24)	—	(50)
Gross realized gains excluding OTTI	50	70	195	153
Gross realized losses excluding OTTI	(32)	(57)	(331)	(146)
Provision for expected credit losses	42	—	(4)	—
Impairment (1)	(11)	—	(163)	—
Total fixed maturities	49	(11)	(303)	(43)
Equity securities	—	3	119	66
Other investments	31	(4)	(71)	(18)
Foreign exchange gains (losses)	(222)	84	(351)	86
Investment and embedded derivative instruments	9	(97)	38	(408)
Fair value adjustments on insurance derivative	46	(106)	(426)	(57)
S&P futures	(52)	(6)	(30)	(89)
Other derivative instruments	1	(14)	(2)	(8)
Other	(3)	(4)	(43)	(4)
Net realized gains (losses) (pre-tax)	$(141)	$(155)	$(1,069)	$(475)
(1)Relates to certain securities we intended to sell and securities written to market entering default.

Realized gains and losses from Equity securities and Other investments from the table above include sales of securities and unrealized gains and losses from fair value changes as follows:

				Three Months Ended
				September 30
	2020			2019
(in millions of U.S. dollars)	Equity Securities	Other Investments	Total	Equity Securities	Other Investments	Total
Net gains (losses) recognized during the period	$—	$31	$31	$3	$(4)	$(1)
Less: Net gains (losses) recognized from sales of securities	34	—	34	24	(2)	22
Unrealized gains (losses) recognized for securities still held at reporting date	$(34)	$31	$(3)	$(21)	$(2)	$(23)

				Nine Months Ended
				September 30
	2020			2019
(in millions of U.S. dollars)	Equity Securities	Other Investments	Total	Equity Securities	Other Investments	Total
Net gains (losses) recognized during the period	$119	$(71)	$48	$66	$(18)	$48
Less: Net gains (losses) recognized from sales of securities	197	—	197	57	(4)	53
Unrealized gains (losses) recognized for securities still held at reporting date	$(78)	$(71)	$(149)	$9	$(14)	$(5)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents a roll-forward of valuation allowance for expected credit losses on fixed maturities:

	Three Months Ended	Nine Months Ended
	September 30	September 30
(in millions of U.S. dollars)	2020	2020
Available for sale
Valuation allowance for expected credit losses - beginning of period	$69	$—
Impact of adoption of new accounting guidance	—	25
Provision for expected credit loss	5	183
Initial allowance for purchased securities with credit deterioration	—	5
Write-offs charged against the expected credit loss	—	(5)
Recovery of expected credit loss	(40)	(174)
Valuation allowance for expected credit losses - end of period	$34	$34
Held to maturity
Valuation allowance for expected credit losses - beginning of period	$51	$—
Impact of adoption of new accounting guidance	—	44
Provision for expected credit loss	2	9
Recoveries of amounts previously written off	(8)	(8)
Valuation allowance for expected credit losses - end of period	$45	$45

Purchased Credit Deterioration (PCD) Securities
During the nine months ended September 30, 2020, we purchased $108 million of securities with credit deterioration, categorized as available for sale, and assessed an allowance for credit losses of $5 million at acquisition. These PCD securities had a par value at acquisition of $144 million.

Alternative investments
Alternative investments include partially-owned investment companies, investment funds, and limited partnerships measured at fair value using their respective net asset values or equivalent (NAV) as a practical expedient. The following table presents, by investment category, the expected liquidation period, fair value, and maximum future funding commitments of alternative investments:

			September 30		December 31
	Expected Liquidation Period of Underlying Assets		2020		2019
(in millions of U.S. dollars)		Fair Value	Maximum Future Funding Commitments	Fair Value	Maximum Future Funding Commitments
Financial	2 to 10 Years	$579	$293	$611	$329
Real Assets	2 to 11 Years	724	704	712	422
Distressed	2 to 8 Years	252	573	263	80
Private Credit	3 to 8 Years	86	272	104	272
Traditional	2 to 14 Years	3,727	1,455	2,844	2,160
Vintage	1 to 2 Years	83	—	116	—
Investment funds	Not Applicable	243	—	271	—
		$5,694	$3,297	$4,921	$3,263

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

d) Restricted assets
Chubb is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutory regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. Chubb is also required to restrict assets pledged under repurchase agreements, which represent Chubb's agreement to sell securities and repurchase them at a future date for a predetermined price. We use trust funds in certain large reinsurance transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit (LOC) requirements. We have investments in segregated portfolios primarily to provide collateral or guarantees for LOC and derivative transactions. Included in restricted assets at September 30, 2020 and December 31, 2019 are investments, primarily fixed maturities, totaling $20.0 billion and $21.0 billion, respectively, and cash of $166 million and $109 million, respectively.
The following table presents the components of restricted assets:

	September 30	December 31
(in millions of U.S. dollars)	2020	2019
Trust funds	$12,746	$14,004
Deposits with U.S. regulatory authorities	2,448	2,466
Deposits with non-U.S. regulatory authorities	2,957	2,709
Assets pledged under repurchase agreements	1,433	1,464
Other pledged assets	577	490
Total	$20,161	$21,133

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Financial instruments measured at fair value on a recurring basis, by valuation hierarchy

September 30, 2020	Level 1	Level 2	Level 3	Total
(in millions of U.S. dollars)
Assets:
Fixed maturities available for sale
U.S. Treasury / Agency	$2,264	$527	$—	$2,791
Non-U.S.	—	24,788	494	25,282
Corporate and asset-backed securities	—	33,853	1,445	35,298
Mortgage-backed securities	—	19,276	61	19,337
Municipal	—	7,144	—	7,144
	2,264	85,588	2,000	89,852
Equity securities	3,022	—	66	3,088
Short-term investments	3,270	1,383	7	4,660
Other investments (1)	374	403	10	787
Securities lending collateral	—	1,851	—	1,851
Investment derivative instruments	24	—	—	24
Other derivative instruments	3	—	—	3
Separate account assets	3,535	123	—	3,658
Total assets measured at fair value (1)	$12,492	$89,348	$2,083	$103,923
Liabilities:
Investment derivative instruments	$77	$—	$—	$77
GLB (2)	—	—	882	882
Total liabilities measured at fair value	$77	$—	$882	$959
(1)Excluded from the table above are partially-owned investments, investment funds, and limited partnerships of $5,694 million, policy loans of $225 million and other investments of $90 million at September 30, 2020 measured using NAV as a practical expedient.
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

(in millions of U.S. dollars, except for percentages)	Fair Value		Valuation Technique	Significant Unobservable Inputs	Ranges	Weighted Average (1)
	September 30, 2020	December 31, 2019
GLB (1)	$882	$456	Actuarial model	Lapse rate	3% – 34%	4.7%
				Annuitization rate	0% – 52%	4.0%
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

The effect of changes in key market factors on assumed lapse and annuitization rates reflect emerging trends using data available from cedants. For treaties with limited experience, rates are established in line with data received from other ceding companies adjusted, as appropriate, with industry estimates. The model and related assumptions are regularly re-evaluated by management and enhanced, as appropriate, based upon additional experience obtained related to policyholder behavior and availability of updated information such as market conditions, market participant assumptions, and demographics of in-force annuities. For the three and nine months ended September 30, 2020 and 2019, no material refinements were made to the model. For detailed information on our lapse and annuitization rate assumptions, refer to Note 4 to the Consolidated Financial Statements of our 2019 Form 10-K.

The following tables present a reconciliation of the beginning and ending balances of financial instruments measured at fair value using significant unobservable inputs (Level 3):

	Assets						Liabilities
Three Months Ended September 30, 2020 (in millions of U.S. dollars)	Available-for-Sale Debt Securities			Equity securities	Short-term investments	Other investments	GLB (1)
	Non-U.S.	Corporate and asset-backed securities	MBS

Balance – beginning of period	$469	$1,369	$60	$64	$2	$10	$928
Transfers into Level 3	—	1	—	—	—	—	—
Transfers out of Level 3	—	(1)	—	—	—	—	—
Change in Net Unrealized Gains (Losses) in OCI	21	13	—	—	(1)	—	—
Net Realized Gains/Losses	1	3	—	2	—	—	(46)
Purchases	41	194	2	3	7	—	—
Sales	(19)	(80)	—	(3)	—	—	—
Settlements	(19)	(54)	(1)	—	(1)	—	—
Balance – end of period	$494	$1,445	$61	$66	$7	$10	$882
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$—	$3	$—	$2	$—	$—	$(46)
Change in Net Unrealized Gains/Losses included in OCI at the Balance sheet date	$20	$12	$—	$—	$(1)	$—	$—
(1)Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as Future policy benefits in the Consolidated balance sheets. The liability for GLB reinsurance was $1,318 million at September 30, 2020, and $1,372 million at June 30, 2020, which includes a fair value derivative adjustment of $882 million and $928 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	Assets						Liabilities
Three Months Ended September 30, 2019 (in millions of U.S. dollars)	Available-for-Sale Debt Securities			Equity securities	Short-term investments	Other investments	GLB (1)
	Non-U.S.	Corporate and asset-backed securities	MBS

Balance – beginning of period	$371	$1,359	$76	$56	$4	$11	$403
Transfers into Level 3	—	1	—	—	—	—	—
Change in Net Unrealized Gains/Losses in OCI, including foreign exchange	(8)	(4)	—	(1)	—	—	—
Net Realized Gains/Losses	—	—	—	(1)	—	—	106
Purchases	68	176	1	5	2	—	—
Sales	(35)	(18)	—	(3)	—	—	—
Settlements	(3)	(64)	—	—	—	(1)	—
Balance – end of period	$393	$1,450	$77	$56	$6	$10	$509
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$—	$—	$—	$(1)	$—	$—	$106
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

	Assets						Liabilities
	Available-for-Sale Debt Securities			Equity securities	Short-term investments	Other investments	GLB (1)
Nine Months Ended September 30, 2020 (in millions of U.S. dollars)	Non-U.S.	Corporate and asset-backed securities	MBS

Balance – beginning of period	$449	$1,451	$60	$69	$6	$10	$456
Transfers into Level 3	—	92	—	—	—	—	—
Transfers out of Level 3	(16)	(73)	—	—	—	—	—
Change in Net Unrealized Gains (Losses) in OCI, including foreign exchange	1	(31)	—	—	(1)	—	—
Net Realized Gains/Losses	(2)	(23)	—	(1)	—	—	426
Purchases	190	416	2	14	9	—	—
Sales	(81)	(147)	—	(16)	—	—	—
Settlements	(47)	(240)	(1)	—	(7)	—	—
Balance – end of period	$494	$1,445	$61	$66	$7	$10	$882
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$—	$(6)	$—	$1	$—	$—	$426
Change in Net Unrealized Gains/Losses included in OCI at the Balance sheet date	$—	$(25)	$—	$—	$(1)	$—	$—
(1)Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as Future policy benefits in the Consolidated balance sheets. The liability for GLB reinsurance was $1,318 million at September 30, 2020, and $897 million at December 31, 2019, which includes a fair value derivative adjustment of $882 million and $456 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	Assets						Liabilities
	Available-for-Sale Debt Securities			Equity securities	Short-term investments	Other investments	GLB (1)
Nine Months Ended September 30, 2019 (in millions of U.S. dollars)	Non-U.S.	Corporate and asset-backed securities	MBS

Balance – beginning of period	$345	$1,299	$61	$57	$1	$11	$452
Transfers into Level 3	3	16	—	—	—	—	—
Transfers out of Level 3	(15)	—	—	—	—	—	—
Change in Net Unrealized Gains/Losses in OCI, including foreign exchange	(2)	1	—	1	—	—	—
Net Realized Gains/Losses	(1)	—	—	(4)	—	—	57
Purchases	164	425	19	19	6	—	—
Sales	(54)	(91)	(1)	(17)	—	—	—
Settlements	(47)	(200)	(2)	—	(1)	(1)	—
Balance – end of period	$393	$1,450	$77	$56	$6	$10	$509
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$—	$(1)	$—	$(3)	$—	$—	$57
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following tables present fair value, by valuation hierarchy, and carrying value of the financial instruments not measured at fair value:

September 30, 2020	Fair Value				Net Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities held to maturity
U.S. Treasury / Agency	$1,251	$58	$—	$1,309	$1,240
Non-U.S.	—	1,374	—	1,374	1,266
Corporate and asset-backed securities	—	2,414	—	2,414	2,168
Mortgage-backed securities	—	2,253	—	2,253	2,103
Municipal	—	5,123	—	5,123	4,874
Total assets	$1,251	$11,222	$—	$12,473	$11,651
Liabilities:
Repurchase agreements	$—	$1,413	$—	$1,413	$1,413
Short-term debt	—	1,302	—	1,302	1,300
Long-term debt	—	16,995	—	16,995	14,830
Trust preferred securities	—	462	—	462	308
Total liabilities	$—	$20,172	$—	$20,172	$17,851

December 31, 2019	Fair Value				Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities held to maturity
U.S. Treasury / Agency	$1,292	$55	$—	$1,347	$1,318
Non-U.S.	—	1,485	—	1,485	1,423
Corporate and asset-backed securities	—	2,436	32	2,468	2,349
Mortgage-backed securities	—	2,396	—	2,396	2,331
Municipal	—	5,309	—	5,309	5,160
Total assets	$1,292	$11,681	$32	$13,005	$12,581
Liabilities:
Repurchase agreements	$—	$1,416	$—	$1,416	$1,416
Short-term debt	—	1,307	—	1,307	1,299
Long-term debt	—	15,048	—	15,048	13,559
Trust preferred securities	—	467	—	467	308
Total liabilities	$—	$18,238	$—	$18,238	$16,582

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

5. Reinsurance

Reinsurance recoverable on ceded reinsurance

	September 30, 2020		December 31, 2019
(in millions of U.S. dollars)	Net Reinsurance Recoverable (1)	Valuation allowance	Net Reinsurance Recoverable (1)	Valuation allowance
Reinsurance recoverable on unpaid losses and loss expenses	$14,767	$255	$14,181	$240
Reinsurance recoverable on paid losses and loss expenses	903	65	1,000	76
Reinsurance recoverable on losses and loss expenses	$15,670	$320	$15,181	$316
Reinsurance recoverable on policy benefits	$203	$4	$197	$4
(1)Net of valuation allowance for uncollectible reinsurance.

The increase in reinsurance recoverable on losses and loss expenses was primarily due to catastrophe losses.

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
The following table presents a roll-forward of valuation allowance for uncollectible reinsurance related to Reinsurance recoverable on loss and loss expenses:

Nine Months Ended
September 30
(in millions of U.S. dollars)	2020
Reinsurance recoverable
Valuation allowance for uncollectible reinsurance - beginning of period	$316
Provision for uncollectible reinsurance	21
Write-offs charged against the valuation allowance	(19)
Foreign exchange revaluation	2
Valuation allowance for uncollectible reinsurance - end of period	$320

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

6. Unpaid losses and loss expenses

The following table presents a reconciliation of beginning and ending Unpaid losses and loss expenses:

	Nine Months Ended September 30
(in millions of U.S. dollars)	2020	2019
Gross unpaid losses and loss expenses – beginning of period	$62,690	$62,960
Reinsurance recoverable on unpaid losses - beginning of period (1)	(14,181)	(14,689)
Net unpaid losses and loss expenses – beginning of period	48,509	48,271
Net losses and loss expenses incurred in respect of losses occurring in:
Current year	17,109	14,484
Prior years (2)	(212)	(619)
Total	16,897	13,865
Net losses and loss expenses paid in respect of losses occurring in:
Current year	4,766	4,920
Prior years	7,597	8,374
Total	12,363	13,294
Foreign currency revaluation and other	95	(162)
Net unpaid losses and loss expenses – end of period	53,138	48,680
Reinsurance recoverable on unpaid losses (1)	14,767	14,332
Gross unpaid losses and loss expenses – end of period	$67,905	$63,012
(1)    Net of valuation allowance for uncollectible reinsurance.
(2)    Relates to prior period loss reserve development only and excludes prior period development related to reinstatement premiums, expense adjustments and earned premiums totaling $23 million and $60 million for the nine months ended September 30, 2020 and 2019, respectively.

Gross and net unpaid losses and loss expenses increased $5,215 million and $4,629 million, respectively, for the nine months ended September 30, 2020, driven by catastrophe losses incurred, an increase in underlying exposure due to premium growth, and reduced payment activity due to the economic slowdown related to the COVID-19 pandemic.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table summarizes (favorable) and adverse PPD by segment.

	Three Months Ended September 30			Nine Months Ended September 30
(in millions of U.S. dollars)	Long-tail	Short-tail	Total	Long-tail	Short-tail	Total
2020
North America Commercial P&C Insurance	$(255)	$55	$(200)	$(439)	$(12)	$(451)
North America Personal P&C Insurance	—	48	48	—	48	48
North America Agricultural Insurance	—	18	18	—	4	4
Overseas General Insurance	(71)	11	(60)	(72)	(28)	(100)
Global Reinsurance	(6)	—	(6)	(25)	(4)	(29)
Corporate	54	—	54	339	—	339
Total	$(278)	$132	$(146)	$(197)	$8	$(189)
2019
North America Commercial P&C Insurance	$(197)	$88	$(109)	$(468)	$43	$(425)
North America Personal P&C Insurance	—	(62)	(62)	—	(88)	(88)
North America Agricultural Insurance	—	18	18	—	(43)	(43)
Overseas General Insurance	(66)	41	(25)	(66)	17	(49)
Global Reinsurance	(25)	—	(25)	(59)	26	(33)
Corporate	36	—	36	79	—	79
Total	$(252)	$85	$(167)	$(514)	$(45)	$(559)

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

North America Commercial P&C Insurance
2020
For the three months ended September 30, 2020, net favorable PPD was $200 million, which was the net result of several underlying favorable and adverse movements, and was driven by the following principal changes:

•Net favorable development of $255 million in long-tail business, primarily from:

•Net favorable development of $155 million in workers' compensation business mainly impacting accident years 2016 and prior, driven by lower than expected paid and reported loss activity, and related updates to loss development factors, partly offset by adverse development in accident year 2019;

•Net favorable development of $47 million in commercial excess and umbrella portfolios, driven by accident years 2014 and prior, and accident year 2019. The 2014 and prior development was a function of lower than expected paid and reported loss activity. The development on the 2019 accident year relates to three large policies covering specific perils, which expired in the quarter, with no covered events occurring;

•Net favorable development of $41 million on large multi-line prospective deals in the 2016 and prior accident years, due to lower than expected reported loss activity. These structured deals typically cover large clients for multiple product lines and with varying loss limitations; this development is net of premium returns of $26 million tied to the loss performance of the particular deals;

•Net favorable development of $40 million in our foreign casualty business, mainly in accident year 2016, due to lower than expected reported loss activity, partly offset by a large loss in accident year 2017; and

•Net adverse development of $29 million in assumed general liability and excess lines mainly in accident years 2016 and prior due to higher than expected reported loss activity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

•Net adverse development of $55 million in short-tail business, primarily from:

•Net adverse development of $35 million in our property portfolios, due to adverse non-catastrophe loss development mainly in accident year 2019, partially offset by favorable catastrophe-driven loss experience; and

•Net adverse development of $21 million in our marine portfolios, mainly impacting the 2019 accident year, driven by higher than expected non-catastrophe loss development.

For the nine months ended September 30, 2020, net favorable PPD was $451 million, which was the net result of several underlying favorable and adverse movements, and was driven by the following principal changes:

•Net favorable development of $439 million in long-tail business, primarily from:

•Net favorable development of $337 million in our workers’ compensation lines. This included favorable development of $62 million related to our annual assessment of multi-claimant events including industrial accidents, in the 2019 accident year. Consistent with prior years, we reviewed these potential exposures after the close of the accident year to allow for late reporting or identification of significant losses. This favorable development in accident year 2019 was partially offset by some higher than expected activity from other claims. The remaining overall favorable development was mainly in accident years 2016 and prior, driven by lower than expected loss experience and related updates to loss development factors;

•Net favorable development of $66 million in professional liability (errors & omissions and cyber risk), driven by accident years 2016 and prior, which experienced lower than expected loss emergence;

•Net favorable development of $43 million in voluntary environmental lines, in accident years 2016 and prior, due to lower than expected emergence and a related updates to loss development factors;

•Net favorable development of $41 million on large multi-line prospective deals due to the same factors experienced for the three months ended September 30, 2020, as described above;

•Net favorable development of $40 million in our foreign casualty businesses due to the same factors experienced for the three months ended September 30, 2020, as described above;

•Net adverse development of $75 million in commercial automobile liability, mainly in high deductible and excess portfolios, driven by adverse paid and reported loss experience and related updates to loss development factors, mainly in accident years 2015 through 2019; and

•Net adverse development of $5 million for U.S. child molestation claims, predominantly reviver statute-related.

•Net favorable development of $12 million in short-tail business due to the same factors experienced for the three months ended September 30, 2020, as described above, which was offset by:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

•Net favorable development of $197 million in long-tail business, primarily from:

•Net favorable development of $94 million in workers' compensation business mainly impacting accident years 2015 and prior, driven by lower than expected paid and reported loss activity, and related improvements in loss development factors;

•Net favorable development of $39 million in our foreign casualty business, impacting accident years 2015 and prior, driven by reported loss activity that was generally lower than expected;

•Net favorable development of $36 million on large multi-line prospective deals in the 2015 and prior accident years, due to lower than expected reported loss activity. These structured deals typically cover large clients for multiple product lines and with varying loss limitations; this development is net of premium returns of $34 million tied to the loss performance of the particular deals; and

•Net favorable development of $32 million in U.S. commercial excess and umbrella portfolios, mainly in accident years 2013 and prior, driven by lower paid and reported loss activity relative to prior expectations as well as an increase in weighting towards experience-based methods, partly offset by modestly adverse development in more recent accident years, mainly in 2018, due to higher than expected large loss activity.

•Net adverse development of $88 million in short-tail business, primarily in our property and marine portfolios from:

•Net adverse development excluding catastrophes of $116 million, with adverse development of $154 million across our retail, wholesale, and program distribution channels in accident year 2018, primarily due to a higher than expected severity of non-catastrophe claims, partly offset by favorable development of $38 million in 2017 and prior accident years on non-catastrophe claims; and

•Net favorable catastrophe development of $27 million. There was $41 million of favorable development on the 2017 and 2018 natural catastrophes, mostly in 2017, partly offset by some adverse development on older catastrophe events.

For the nine months ended September 30, 2019, net favorable PPD was $425 million, which was the net result of several underlying favorable and adverse movements, and was driven by the following principal changes:

•Net favorable development of $468 million in long-tail business, primarily from:

•Net favorable development of $294 million in our workers’ compensation lines. This included favorable development of $61 million related to our annual assessment of multi-claimant events including industrial accidents, in the 2018 accident year. Consistent with prior years, we reviewed these potential exposures after the close of the accident year to allow for late reporting or identification of significant losses. This development in accident year 2018 was partially offset by some higher than expected activity from other claims and from involuntary pools. The remaining overall favorable development was mainly in accident years 2015 and prior, generally driven by lower than expected loss experience and related updates to loss development factors;

•Net favorable development of $63 million in U.S. commercial excess and umbrella portfolios due to the same factors experienced for the three months ended September 30, 2019, as described above with a similar result of favorable development in older accident years, partly offset by some adverse development in several of the more recent prior accident years which led to reserve strengthening in those years;

•Net favorable development of $53 million in professional liability (errors & omissions and cyber), mainly in the 2015 and prior accident years where case activity was less than expected, partially offset by adverse development in the 2016 accident year, which was driven by several large adverse claim developments;

•Net favorable development of $39 million in our foreign casualty business due to the same factors experienced for the three months ended September 30, 2019, as described above;

•Net favorable development of $36 million on large multi-line prospective deals due to the same factors experienced for the three months ended September 30, 2019, as described above; and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

•Net adverse development of $31 million in automobile liability, driven by adverse paid and reported loss experience mainly in accident years 2014 through 2018.

•Net adverse development of $43 million in short-tail business due to the same factors experienced for the three months ended September 30, 2019, as described above, which was partly offset by favorable development of $49 million in surety business, mainly in the 2017 accident year, driven by lower than expected reported loss activity.

North America Personal P&C Insurance
2020
For the three and nine months ended September 30, 2020, net adverse PPD was $48 million, which was the net result of several underlying favorable and adverse movements, and was driven by the following principal changes:

•Net adverse development of $69 million in our homeowners lines, including valuables, mainly in accident years 2017 through 2019 due to higher than expected non-catastrophe loss emergence and adverse development arising from natural catastrophes in accident years 2017 and 2018; and

•Net favorable development of $22 million in our personal excess lines, driven by favorable development mainly in the 2017 accident year, partly offset by adverse development in accident year 2019.

2019
For the three months ended September 30, 2019, net favorable PPD was $62 million, which was the net result of several underlying favorable and adverse movements, and was driven by the following principal changes:

•Net favorable development of $36 million in our homeowners lines, including valuables, mainly in accident year 2018. Non-catastrophe loss emergence was generally lower than expected in recent accident years. Losses arising from accident year 2017 natural catastrophes developed adversely; however, this was mostly offset by favorable development on the 2018 catastrophe events; and

•Net favorable development of $26 million in our personal excess lines primarily impacting the 2016 accident year, due to lower than expected loss emergence and an increase in weighting towards experience-based methods, partly offset by adverse emergence in accident year 2015.

For the nine months ended September 30, 2019, net favorable PPD was $88 million, which was the net result of several underlying favorable and adverse movements, and was driven by the following principal changes:

•Net favorable claim development of $132 million on the 2017 and 2018 natural catastrophes for all lines;

•Net favorable development of $26 million in our personal excess lines due to the same factors experienced for the three months ended September 30, 2019, as described above; and

•Net adverse development of $82 million in our homeowners lines, including valuables, arising from non-catastrophe loss emergence, mainly in the 2018 accident year.

North America Agricultural Insurance
2020
For the three and nine months ended September 30, 2020, net adverse PPD was $18 million and $4 million, respectively.

2019
For the three months ended September 30, 2019, net adverse PPD was $18 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Overseas General Insurance
2020
For the three months ended September 30, 2020, net favorable PPD was $60 million, which was the net result of several underlying favorable and adverse movements, and was driven by the following principal changes:

•Net favorable development of $71 million in long-tail business, primarily from:

•Net favorable development of $94 million in casualty lines, including favorable development of $143 million in accident years 2016 and prior, due to lower than expected loss emergence across primary and excess lines in Continental Europe, U.K., and Asia Pacific, partially offset by adverse development of $49 million in accident years 2017 through 2019, primarily due to adverse large loss experience in the U.K. and Asia Pacific;

•Net favorable development of $22 million in political risks, driven by benign loss experience in 2018 and 2019; and

•Net adverse development of $57 million in financial lines, with adverse development of $125 million in accident years 2016 through 2019, primarily due to adverse large loss experience in Directors and Officers (D&O) in the U.K. and Asia Pacific. This was partially offset by favorable development of $68 million in accident years 2015 and prior, primarily from favorable case-specific settlements within Continental Europe and Asia Pacific financial institutions.

For the nine months ended September 30, 2020, net favorable PPD was $100 million, which was the net result of several underlying favorable and adverse movements and was driven by the following principal changes:

•Net favorable development of $72 million in long-tail lines due to the same factors experienced for the three months ended September 30, 2020 described above; and

•Net favorable development of $28 million in short-tail business, including $22 million in marine lines across all regions mainly in accident years 2017 and 2018.

2019
For the three months ended September 30, 2019, net favorable PPD was $25 million, which was the net result of several underlying favorable and adverse movements, and was driven by the following principal changes:

•Net favorable development of $66 million in long-tail business, primarily from:

•Net favorable development of $101 million in casualty lines, including favorable development of $123 million in accident years 2015 and prior, due to lower than expected loss emergence mainly across primary lines in Continental Europe, U.K., and Asia Pacific, partially offset by adverse development of $22 million in accident years 2016 through 2018, primarily due to adverse attritional and large loss experience in Continental Europe; and

•Net adverse development of $50 million in financial lines, with favorable development of $75 million in accident years 2015 and prior, due to lower than expected loss emergence across most regions in D&O and Professional Indemnity, which was more than offset by adverse development of $125 million in accident years 2016 through 2018, primarily due to adverse large loss experience in D&O in the U.K. and Asia Pacific.

•Net adverse development of $41 million in short-tail business, primarily due to net adverse development of $27 million in Surety, driven by adverse large loss experience across Continental Europe and Latin America in accident years 2017 and 2018.

For the nine months ended September 30, 2019, net favorable PPD was $49 million, which was the net result of several underlying favorable and adverse movements, and was driven by net favorable development of $66 million in long-tail lines due to the same factors experienced for the three months ended September 30, 2019 described above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Global Reinsurance
2020
For the three and nine months ended September 30, 2020, net favorable PPD was $6 million and $29 million, respectively, which was the net result of several underlying favorable and adverse movements, none of which is significant individually or in the aggregate.

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

For the nine months ended September 30, 2019, net favorable PPD was $33 million, which was the net result of several underlying favorable and adverse movements, and was driven by the following principal changes:

•Net favorable development of $59 million in long-tail business, primarily in our casualty, professional liability, medical malpractice, and workers’ compensation lines primarily from treaty years 2013 and prior principally due to lower than expected loss emergence; and

•Net adverse development of $26 million in short-tail business, which included $37 million of adverse development primarily on 2017 and 2018 natural catastrophe events.

Corporate
2020
For the three months ended September 30, 2020, net adverse development was $54 million, driven principally by development in environmental liabilities of $35 million due to certain case specific incurred activity.

For the nine months ended September 30, 2020 net adverse development was $339 million, driven by adverse development of $254 million for U.S. child molestation claims, predominantly reviver statute-related, as well as the adverse development noted above regarding environmental liabilities. The remainder of the adverse development was driven by increased claim costs on a limited number of non-A&E run-off casualty and workers’ compensation exposures, and charges relating to unallocated loss adjustment expenses due to run-off operating expenses.

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

7. Debt

On September 17, 2020, Chubb INA Holdings Inc. (Chubb INA) issued $1 billion of 1.375 percent senior notes due September 2030. These senior notes are redeemable at any time at Chubb INA's option subject to a “make-whole” premium (the present value of the remaining principal and interest discounted at the applicable comparable government bond rate plus 0.15 percent). The notes are also redeemable at par plus accrued and unpaid interest in the event of certain changes in tax law. These notes do not have the benefit of any sinking fund. These senior unsecured notes are guaranteed on a senior basis by Chubb and they rank equally with all of Chubb's other senior obligations. They also contain customary limitations on lien provisions as well as customary events of default provisions which, if breached, could result in the accelerated maturity of such senior debt.

8. Commitments, contingencies, and guarantees

a) Derivative instruments
Foreign currency management
As a global company, Chubb entities transact business in multiple currencies. Our policy is to generally match assets, liabilities,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

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

The following table presents the balance sheet locations, fair values of derivative instruments in an asset or (liability) position, and notional values/payment provisions of our derivative instruments:

			September 30, 2020			December 31, 2019
	Consolidated Balance Sheet Location	Fair Value		Notional Value/ Payment Provision	Fair Value		Notional Value/ Payment Provision
(in millions of U.S. dollars)		Derivative Asset	Derivative (Liability)		Derivative Asset	Derivative (Liability)
Investment and embedded derivative instruments:
Foreign currency forward contracts	OA / (AP)	$12	$(73)	$2,550	$11	$(78)	$2,579
Options/Futures contracts on notes, bonds, and equities	OA / (AP)	12	(3)	1,457	13	(15)	1,615
Convertible securities (1)	FM AFS / ES	9	—	11	4	—	5
		$33	$(76)	$4,018	$28	$(93)	$4,199
Other derivative instruments:
Futures contracts on equities (2)	OA / (AP)	$—	$(1)	$648	$—	$(13)	$613
Other	OA / (AP)	3	—	113	2	—	63
		$3	$(1)	$761	$2	$(13)	$676
GLB (3)	(AP) / (FPB)	$—	$(1,318)	$2,071	$—	$(897)	$1,510
(1)Includes fair value of embedded derivatives.
(2)Related to GMDB and GLB book of business.
(3)Includes both future policy benefits reserves of $436 million and $441 million and fair value derivative adjustment of $882 million and $456 million at September 30, 2020 and December 31, 2019, respectively. Note that the payment provision related to GLB is the net amount at risk. The concept of a notional value does not apply to the GLB reinsurance contracts.

At September 30, 2020 and December 31, 2019, net derivative liabilities of $45 million and $75 million, respectively, included in the table above were subject to a master netting agreement. The remaining derivatives included in the table above were not subject to a master netting agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents net realized gains (losses) related to derivative instrument activity in the Consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2020	2019	2020	2019
Investment and embedded derivative instruments:
Foreign currency forward contracts	$—	$(20)	$53	$(57)
Interest rate swaps	—	(55)	—	(270)
All other futures contracts, options, and equities	9	(22)	(15)	(83)
Convertible securities (1)	—	—	—	2
Total investment and embedded derivative instruments	$9	$(97)	$38	$(408)
GLB and other derivative instruments:
GLB (2)	$46	$(106)	$(426)	$(57)
Futures contracts on equities (3)	(52)	(6)	(30)	(89)
Other	1	(14)	(2)	(8)
Total GLB and other derivative instruments	$(5)	$(126)	$(458)	$(154)
	$4	$(223)	$(420)	$(562)
(1)Includes embedded derivatives.
(2)Excludes foreign exchange gains (losses) related to GLB.
(3)Related to GMDB and GLB book of business.

b) Derivative instrument objectives
(i) Foreign currency exposure management
A foreign currency forward contract (forward) is an agreement between participants to exchange specific currencies at a future date. Chubb uses forwards to minimize the effect of fluctuating foreign currencies as discussed above.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents the carrying value of collateral held under securities lending agreements by investment category and remaining contractual maturity of the underlying agreements:

	Remaining contractual maturity
	September 30, 2020	December 31, 2019
(in millions of U.S. dollars)	Overnight and Continuous
Collateral held under securities lending agreements:
Cash	$615	$346
U.S. Treasury / Agency	101	6
Non-U.S.	1,047	595
Corporate and asset-backed securities	44	5
Mortgage-backed securities	—	18
Equity securities	44	24
	$1,851	$994
Gross amount of recognized liability for securities lending payable	$1,851	$994

At September 30, 2020 and December 31, 2019, our repurchase agreement obligations of $1,413 million and $1,416 million, respectively, were fully collateralized. In contrast to securities lending programs, the use of cash received is not restricted for the repurchase obligations. The fair value of the underlying securities sold remains in Fixed maturities available for sale and the repurchase agreement obligation is recorded in Repurchase agreements in the Consolidated balance sheets.

The following table presents the carrying value of collateral pledged under repurchase agreements by investment category and remaining contractual maturity of the underlying agreements:

	Remaining contractual maturity
	September 30, 2020					December 31, 2019
	Up to 30 Days	30-90 Days	Greater than 90 Days	Total	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
(in millions of U.S. dollars)
Collateral pledged under repurchase agreements:
Cash	$4	$—	$—	$4	$2	$—	$—	$2
U.S. Treasury / Agency	4	—	102	106	107	—	—	107
Mortgage-backed securities	390	462	471	1,323	399	476	480	1,355
	$398	$462	$573	$1,433	$508	$476	$480	$1,464
Gross amount of recognized liabilities for repurchase agreements				$1,413				$1,416
Difference (1)				$20				$48
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

d) Fixed maturities
At September 30, 2020, we have commitments to purchase fixed income securities of $695 million over the next several years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

e) Other investments
At September 30, 2020 included in Other investments in the Consolidated balance sheet are investments in limited partnerships and partially-owned investment companies with a carrying value of $5.5 billion. In connection with these investments, we have commitments that may require funding of up to $3.3 billion over the next several years. At December 31, 2019, these investments had a carrying value of $4.7 billion with a commitment that may require funding of up to $3.3 billion.

f) Income taxes
At September 30, 2020, $50 million of unrecognized tax benefits remain outstanding. It is reasonably possible that over the next twelve months, that the amount of unrecognized tax benefits may change resulting from the re-evaluation of unrecognized tax benefits arising from examinations by taxing authorities, settlements and the lapses of statutes of limitations. The IRS commenced its field examination of Chubb’s federal income tax returns for tax years 2016, 2017, and 2018 during July 2020. With few exceptions, Chubb is no longer subject to income tax examinations for years before 2010.

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

h) Leases
At September 30, 2020 and December 31, 2019, the right-of-use asset was $470 million and $551 million, respectively, and is recorded within Other assets on the Consolidated balance sheets. At September 30, 2020 and December 31, 2019, the lease liability was $517 million and $603 million, respectively, and is recorded within Accounts payable, accrued expenses, and other liabilities on the Consolidated balance sheets. These leases consist principally of real estate operating leases that are amortized on a straight-line basis over the term of the lease.

9. Shareholders’ equity

All of Chubb’s Common Shares are authorized under Swiss corporate law. Though the par value of Common Shares is stated in Swiss francs, Chubb continues to use U.S. dollars as its reporting currency for preparing consolidated financial statements. Under Swiss corporate law, dividends, including distributions through a reduction in par value (par value reduction) or from legal reserves, must be stated in Swiss francs though dividend payments are made by Chubb in U.S. dollars. At September 30, 2020, our Common Shares had a par value of CHF 24.15 per share.

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

The following table presents dividend distributions per Common Share in Swiss francs (CHF) and U.S. dollars (USD):

	Three Months Ended				Nine Months Ended
	September 30				September 30
	2020		2019		2020		2019
	CHF	USD	CHF	USD	CHF	USD	CHF	USD
Total dividend distributions per common share	0.71	$0.78	0.73	$0.75	2.18	$2.31	2.20	$2.23

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Common Shares in treasury are used principally for issuance upon the exercise of employee stock options, grants of restricted stock, and purchases under the Employee Stock Purchase Plan (ESPP). At our May 2020 annual general meeting, our shareholders approved the cancellation of 2,178,600 shares purchased under our share repurchase program during the period beginning September 23, 2019 and ending December 31, 2019. The capital reduction by cancellation of shares was subject to publication requirements and a two-month waiting period in accordance with Swiss law and became effective August 3, 2020. At September 30, 2020, 26,229,070 Common Shares remain in treasury after share repurchases, share cancellations, and 1,670,777 net shares issued under employee share-based compensation plans.

Chubb Limited securities repurchase authorizations
In December 2018, the Board authorized the repurchase of up to $1.5 billion of Chubb's Common Shares from December 1, 2018 through December 31, 2019. In November 2019, the Board authorized the repurchase of up to $1.5 billion of Chubb's Common Shares from November 21, 2019 through December 31, 2020. We suspended share repurchase activity during the second and third quarters of 2020, given the economic environment. Subsequently, we resumed share repurchases on October 29, 2020 as disclosed below.

The following table presents repurchases of Chubb's Common Shares conducted in a series of open market transactions under the Board authorizations:

	Three Months Ended		Nine Months Ended		October 1, 2020 through October 29, 2020
		September 30		September 30
(in millions of U.S. dollars, except share data)	2020	2019	2020	2019
Number of shares repurchased	—	3,079,618	2,266,150	8,417,838	52,500
Cost of shares repurchased	$—	$478	$326	$1,221	$7
Repurchase authorization remaining at end of period	$1,124	$258	$1,124	$258	$1,117
10. Share-based compensation

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

11. Postretirement benefits

The components of net pension and other postretirement benefit costs (benefits) reflected in Net income in the Consolidated statements of operations were as follows:

	Pension Benefit Plans				Other Postretirement Benefit Plans
	2020		2019		2020	2019
Three Months Ended September 30	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
(in millions of U.S. dollars)
Service cost	$—	$1	$12	$3	$—	$—
Non-service cost:
Interest cost	24	6	30	6	1	1
Expected return on plan assets	(56)	(11)	(47)	(11)	(1)	(1)
Amortization of net actuarial loss	—	—	—	1	—	—
Amortization of prior service cost	—	1	—	—	(20)	(20)
Settlements	1	—	1	—	—	—
Total non-service (benefit) cost	(31)	(4)	(16)	(4)	(20)	(20)
Net periodic (benefit) cost	$(31)	$(3)	$(4)	$(1)	$(20)	$(20)

	Pension Benefit Plans				Other Postretirement Benefit Plans
	2020		2019		2020	2019
Nine Months Ended September 30	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
(in millions of U.S. dollars)
Service cost	$—	$3	$37	$8	$—	$—
Non-service cost:
Interest cost	74	17	89	20	2	3
Expected return on plan assets	(168)	(32)	(142)	(33)	(3)	(3)
Amortization of net actuarial loss	—	1	—	2	—	—
Amortization of prior service cost	—	1	—	—	(60)	(60)
Settlements	3	—	1	—	—	—
Total non-service (benefit) cost	(91)	(13)	(52)	(11)	(61)	(60)
Net periodic (benefit) cost	$(91)	$(10)	$(15)	$(3)	$(61)	$(60)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The line items in which the service and non-service cost components of net periodic (benefit) cost are included in the Consolidated statements of operations were as follows:

	Pension Benefit Plans		Other Postretirement Benefit Plans
Three Months Ended September 30	2020	2019	2020	2019
(in millions of U.S. dollars)
Service cost:
Losses and loss expenses	$—	$2	$—	$—
Administrative expenses	1	13	—	—
Total service cost	1	15	—	—
Non-service cost:
Losses and loss expenses	(3)	(1)	(2)	(2)
Administrative expenses	(32)	(19)	(18)	(18)
Total non-service (benefit) cost	(35)	(20)	(20)	(20)
Net periodic (benefit) cost	$(34)	$(5)	$(20)	$(20)

	Pension Benefit Plans		Other Postretirement Benefit Plans
Nine Months Ended September 30	2020	2019	2020	2019
(in millions of U.S. dollars)
Service cost:
Losses and loss expenses	$—	$5	$—	$—
Administrative expenses	3	40	—	—
Total service cost	3	45	—	—
Non-service cost:
Losses and loss expenses	(9)	(5)	(6)	(6)
Administrative expenses	(95)	(58)	(55)	(54)
Total non-service (benefit) cost	(104)	(63)	(61)	(60)
Net periodic (benefit) cost	$(101)	$(18)	$(61)	$(60)

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

Management uses underwriting income (loss) as the main measure of segment performance. Chubb calculates underwriting income (loss) by subtracting Losses and loss expenses, Policy benefits, Policy acquisition costs, and Administrative expenses from Net premiums earned. To calculate Segment income (loss), include Net investment income (loss), Other (income) expense, and Amortization expense of purchased intangibles. Certain items are presented in a different manner for segment reporting purposes than in the consolidated financial statements. These items are reconciled to the consolidated presentation in the Segment measure reclass column below. These items include:

•Losses and loss expenses include realized gains and losses on crop derivatives. These derivatives were purchased to provide economic benefit, in a manner similar to reinsurance protection, in the event that a significant decline in commodity pricing impacts underwriting results. We view gains and losses on these derivatives as part of the results of our underwriting operations, and therefore realized gains (losses) from these derivatives are reclassified to losses and loss expenses.

•Policy benefits include gains and losses from fair value changes in separate account assets, as well as the offsetting movement in separate account liabilities. The gains and losses from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP have been reclassified from Other (income) expense. We view gains and losses from fair value changes in both separate account assets and liabilities as part of the results of our underwriting operations, and therefore these gains and losses are reclassified to policy benefits.

•Net investment income includes investment income reclassified from Other (income) expense related to partially-owned investment companies (private equity partnerships) where our ownership interest is in excess of three percent. We view investment income from these equity-method private equity partnerships as net investment income.

The following tables present the Statement of Operations by segment:

For the Three Months Ended September 30, 2020 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Segment Measure Reclass	Chubb Consolidated
Net premiums written	$3,778	$1,285	$986	$2,238	$181	$610	$—	$—	$9,078
Net premiums earned	3,456	1,231	971	2,337	171	599	—	—	8,765
Losses and loss expenses	2,444	961	845	1,192	154	183	55	1	5,835
Policy benefits	—	—	—	—	—	174	—	24	198
Policy acquisition costs	489	248	56	637	40	175	—	—	1,645
Administrative expenses	243	65	5	260	9	80	71	—	733
Underwriting income (loss)	280	(43)	65	248	(32)	(13)	(126)	(25)	354
Net investment income (loss)	510	64	7	130	85	95	(19)	(32)	840
Other (income) expense	7	1	—	1	—	(23)	(415)	(56)	(485)
Amortization expense of purchased intangibles	—	2	7	10	—	1	52	—	72
Segment income	$783	$18	$65	$367	$53	$104	$218	$(1)	$1,607
Net realized gains (losses)							(142)	1	(141)
Interest expense							130	—	130
Income tax expense							142	—	142
Net income (loss)							$(196)	$—	$1,194

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

For the Three Months Ended September 30, 2019 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Segment Measure Reclass	Chubb Consolidated

Net premiums written	$3,452	$1,251	$938	$2,228	$141	$612	$—	$—	$8,622
Net premiums earned	3,185	1,187	941	2,256	160	598	—	—	8,327
Losses and loss expenses	2,051	674	880	1,154	79	190	38	(14)	5,052
Policy benefits	—	—	—	—	—	165	—	(7)	158
Policy acquisition costs	459	240	56	630	42	176	—	—	1,603
Administrative expenses	256	72	4	257	9	80	74	—	752
Underwriting income (loss)	419	201	1	215	30	(13)	(112)	21	762
Net investment income (loss)	538	66	8	147	71	92	(28)	(21)	873
Other (income) expense	5	1	—	2	—	(17)	(34)	(14)	(57)
Amortization expense of purchased intangibles	—	3	7	11	—	1	54	—	76
Segment income (loss)	$952	$263	$2	$349	$101	$95	$(160)	$14	$1,616
Net realized gains (losses) including OTTI							(141)	(14)	(155)
Interest expense							138	—	138
Chubb integration expenses							2	—	2
Income tax expense							230	—	230
Net income (loss)							$(671)	$—	$1,091

For the Nine Months Ended September 30, 2020 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Segment Measure Reclass	Chubb Consolidated

Net premiums written	$10,750	$3,719	$1,604	$6,857	$606	$1,874	$—	$—	$25,410
Net premiums earned	10,427	3,623	1,441	6,838	520	1,838	—	—	24,687
Losses and loss expenses	8,123	2,406	1,223	3,935	314	556	342	(2)	16,897
Policy benefits	—	—	—	—	—	542	—	8	550
Policy acquisition costs	1,452	724	96	1,903	127	551	—	—	4,853
Administrative expenses	751	199	12	759	28	238	214	—	2,201
Underwriting income (loss)	101	294	110	241	51	(49)	(556)	(6)	186
Net investment income (loss)	1,544	195	23	396	214	285	(65)	(64)	2,528
Other (income) expense	19	4	1	10	1	(52)	(283)	(72)	(372)
Amortization expense of purchased intangibles	—	8	20	33	—	3	153	—	217
Segment income (loss)	$1,626	$477	$112	$594	$264	$285	$(491)	$2	$2,869
Net realized gains (losses)							(1,067)	(2)	(1,069)
Interest expense							390	—	390
Income tax expense							295	—	295
Net income (loss)							$(2,243)	$—	$1,115

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

For the Nine Months Ended September 30, 2019 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Segment Measure Reclass	Chubb Consolidated

Net premiums written	$9,937	$3,616	$1,534	$6,881	$540	$1,770	$—	$—	$24,278
Net premiums earned	9,660	3,509	1,374	6,595	487	1,730	—	—	23,355
Losses and loss expenses	6,238	2,178	1,163	3,385	245	581	83	(8)	13,865
Policy benefits	—	—	—	—	—	495	—	20	515
Policy acquisition costs	1,377	708	90	1,855	127	454	—	—	4,611
Administrative expenses	755	211	9	771	26	237	211	—	2,220
Underwriting income (loss)	1,290	412	112	584	89	(37)	(294)	(12)	2,144
Net investment income (loss)	1,584	194	22	444	206	278	(98)	(62)	2,568
Other (income) expense	17	2	1	11	—	(37)	(238)	(82)	(326)
Amortization expense of purchased intangibles	—	9	21	34	—	2	163	—	229
Segment income (loss)	$2,857	$595	$112	$983	$295	$276	$(317)	$8	$4,809
Net realized gains (losses) including OTTI							(467)	(8)	(475)
Interest expense							418	—	418
Chubb integration expenses							9	—	9
Income tax expense							626	—	626
Net income (loss)							$(1,837)	$—	$3,281

Underwriting assets are reviewed in total by management for purposes of decision-making. Other than Unpaid losses and loss expenses, Reinsurance recoverables, Goodwill and Other intangible assets, Chubb does not allocate assets to its segments.

13. Earnings per share

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars, except share and per share data)	2020	2019	2020	2019
Numerator:
Net income	$1,194	$1,091	$1,115	$3,281
Denominator:
Denominator for basic earnings per share:
Weighted-average shares outstanding	451,794,046	454,975,143	451,683,093	456,987,560
Denominator for diluted earnings per share:
Share-based compensation plans	1,471,434	3,175,226	1,894,699	2,937,026
Weighted-average shares outstanding and assumed conversions	453,265,480	458,150,369	453,577,792	459,924,586
Basic earnings per share	$2.64	$2.40	$2.47	$7.18
Diluted earnings per share	$2.63	$2.38	$2.46	$7.13
Potential anti-dilutive share conversions	7,053,316	575,039	6,767,727	3,874,310

Excluded from weighted-average shares outstanding and assumed conversions is the impact of securities that would have been anti-dilutive during the respective periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

14. Information provided in connection with outstanding debt of subsidiaries

The following tables present condensed consolidating financial information at September 30, 2020 and December 31, 2019, and for the three and nine months ended September 30, 2020 and 2019 for Chubb Limited (Parent Guarantor) and Chubb INA Holdings Inc. (Subsidiary Issuer). The Subsidiary Issuer is an indirect 100 percent-owned subsidiary of the Parent Guarantor. The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer. Condensed consolidating financial information of the Parent Guarantor and Subsidiary Issuer are presented on the equity method of accounting. The revenues and expenses and cash flows of the subsidiaries of the Subsidiary Issuer are presented in the Other Chubb Limited Subsidiaries column on a combined basis.

Condensed Consolidating Balance Sheet at September 30, 2020

(in millions of U.S. dollars)	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
Assets
Investments	$—	$724	$115,323	$—	$116,047
Cash (1)	31	—	1,799	(123)	1,707
Restricted cash	—	—	166	—	166
Insurance and reinsurance balances receivable	—	—	13,684	(3,096)	10,588
Reinsurance recoverable on losses and loss expenses	—	—	25,482	(9,812)	15,670
Reinsurance recoverable on policy benefits	—	—	298	(95)	203
Value of business acquired	—	—	286	—	286
Goodwill and other intangible assets	—	—	21,103	—	21,103
Investments in subsidiaries	53,715	54,125	—	(107,840)	—
Due from subsidiaries and affiliates, net	2,991	—	171	(3,162)	—
Other assets	8	391	23,459	(1,842)	22,016
Total assets	$56,745	$55,240	$201,771	$(125,970)	$187,786
Liabilities
Unpaid losses and loss expenses	$—	$—	$77,467	$(9,562)	$67,905
Unearned premiums	—	—	18,695	(1,193)	17,502
Future policy benefits	—	—	6,050	(95)	5,955
Due to subsidiaries and affiliates, net	—	3,162	—	(3,162)	—
Affiliated notional cash pooling programs (1)	—	123	—	(123)	—
Repurchase agreements	—	—	1,413	—	1,413
Short-term debt	—	1,300	—	—	1,300
Long-term debt	—	14,830	—	—	14,830
Trust preferred securities	—	308	—	—	308
Other liabilities	332	1,374	24,449	(3,995)	22,160
Total liabilities	332	21,097	128,074	(18,130)	131,373
Total shareholders’ equity	56,413	34,143	73,697	(107,840)	56,413
Total liabilities and shareholders’ equity	$56,745	$55,240	$201,771	$(125,970)	$187,786
(1)Chubb maintains two notional multicurrency cash pools (Pools) with a third-party bank. Various Chubb entities participate in one or the other of the Pools, pursuant to which credit and debit balances in individual Chubb accounts are translated daily into a single currency and pooled on a notional basis. Individual Chubb entities are permitted to overdraw on their individual accounts provided the overall Pool balances do not fall below zero. At September 30, 2020, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

For the Three Months Ended September 30, 2020	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$—	$9,078	$—	$9,078
Net premiums earned	—	—	8,765	—	8,765
Net investment income	—	1	839	—	840
Equity in earnings of subsidiaries	1,174	516	—	(1,690)	—
Net realized gains (losses)	3	(192)	48	—	(141)
Losses and loss expenses	—	—	5,835	—	5,835
Policy benefits	—	—	198	—	198
Policy acquisition costs and administrative expenses	21	(33)	2,390	—	2,378
Interest (income) expense	(34)	151	13	—	130
Other (income) expense	(10)	(2)	(473)	—	(485)
Amortization of purchased intangibles	—	—	72	—	72
Income tax expense (benefit)	6	(66)	202	—	142
Net income	$1,194	$275	$1,415	$(1,690)	$1,194
Comprehensive income	$1,952	$812	$2,180	$(2,992)	$1,952

Condensed Consolidating Statements of Operations and Comprehensive Income

For the Three Months Ended September 30, 2019	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$—	$8,622	$—	$8,622
Net premiums earned	—	—	8,327	—	8,327
Net investment income	1	(3)	875	—	873
Equity in earnings of subsidiaries	1,053	824	—	(1,877)	—
Net realized gains (losses) including OTTI	(4)	68	(219)	—	(155)
Losses and loss expenses	—	—	5,052	—	5,052
Policy benefits	—	—	158	—	158
Policy acquisition costs and administrative expenses	22	(5)	2,338	—	2,355
Interest (income) expense	(59)	171	26	—	138
Other (income) expense	(7)	(3)	(47)	—	(57)
Amortization of purchased intangibles	—	—	76	—	76
Chubb integration expenses	—	—	2	—	2
Income tax expense (benefit)	3	(33)	260	—	230
Net income	$1,091	$759	$1,118	$(1,877)	$1,091
Comprehensive income	$1,473	$1,138	$1,517	$(2,655)	$1,473

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Condensed Consolidating Statements of Operations and Comprehensive Income

For the Nine Months Ended September 30, 2020	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$—	$25,410	$—	$25,410
Net premiums earned	—	—	24,687	—	24,687
Net investment income	(2)	6	2,524	—	2,528
Equity in earnings of subsidiaries	1,064	838	—	(1,902)	—
Net realized gains (losses)	5	(271)	(803)	—	(1,069)
Losses and loss expenses	—	—	16,897	—	16,897
Policy benefits	—	—	550	—	550
Policy acquisition costs and administrative expenses	66	(101)	7,089	—	7,054
Interest (income) expense	(103)	448	45	—	390
Other (income) expense	(27)	1	(346)	—	(372)
Amortization of purchased intangibles	—	—	217	—	217
Income tax expense (benefit)	16	(125)	404	—	295
Net income	$1,115	$350	$1,552	$(1,902)	$1,115
Comprehensive income	$2,352	$1,484	$2,840	$(4,324)	$2,352

Condensed Consolidating Statements of Operations and Comprehensive Income

For the Nine Months Ended September 30, 2019	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$—	$24,278	$—	$24,278
Net premiums earned	—	—	23,355	—	23,355
Net investment income	3	(13)	2,578	—	2,568
Equity in earnings of subsidiaries	3,147	2,345	—	(5,492)	—
Net realized gains (losses) including OTTI	1	34	(510)	—	(475)
Losses and loss expenses	—	—	13,865	—	13,865
Policy benefits	—	—	515	—	515
Policy acquisition costs and administrative expenses	64	(25)	6,792	—	6,831
Interest (income) expense	(187)	536	69	—	418
Other (income) expense	(19)	1	(308)	—	(326)
Amortization of purchased intangibles	—	—	229	—	229
Chubb integration expenses	—	2	7	—	9
Income tax expense (benefit)	12	(120)	734	—	626
Net income	$3,281	$1,972	$3,520	$(5,492)	$3,281
Comprehensive income	$6,250	$4,476	$6,486	$(10,962)	$6,250

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2020	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
(in millions of U.S. dollars)
Net cash flows from (used for) operating activities	$980	$(363)	$7,714	$(1,090)	$7,241
Cash flows from investing activities
Purchases of fixed maturities available for sale	—	(38)	(20,755)	—	(20,793)
Purchases of fixed maturities held to maturity	—	—	(42)	—	(42)
Purchases of equity securities	—	—	(3,622)	—	(3,622)
Sales of fixed maturities available for sale	—	9	9,528	—	9,537
Sales of equity securities	—	—	1,526	—	1,526
Maturities and redemptions of fixed maturities available for sale	—	35	8,674	—	8,709
Maturities and redemptions of fixed maturities held to maturity	—	—	841	—	841
Net change in short-term investments	—	256	(690)	—	(434)
Net derivative instruments settlements	—	66	(140)	—	(74)
Private equity contributions	—	—	(1,056)	—	(1,056)
Private equity distributions	—	—	588	—	588
Net deposit paid on share acquisition	—	—	(503)	—	(503)
Payment for Huatai Group interest	—	—	(1,054)	—	(1,054)
Capital contribution	(1,200)	—	—	1,200	—
Other	(2)	(3)	(347)	—	(352)
Net cash flows from (used for) investing activities	(1,202)	325	(7,052)	1,200	(6,729)
Cash flows from financing activities
Dividends paid on Common Shares	(1,035)	—	—	—	(1,035)
Common Shares repurchased	(333)	—	—	—	(333)
Proceeds from issuance of long-term debt	—	988	—	—	988
Proceeds from issuance of repurchase agreements	—	—	1,402	—	1,402
Repayment of repurchase agreements	—	—	(1,402)	—	(1,402)
Proceeds from share-based compensation plans	—	—	77	—	77
Dividend to parent company	—	—	(1,090)	1,090	—
Advances (to) from affiliates	1,621	(1,511)	(110)	—	—
Capital contribution	—	—	1,200	(1,200)	—
Net proceeds from (payments to) affiliated notional cash pooling programs (1)	—	123	—	(123)	—
Policyholder contract deposits	—	—	322	—	322
Policyholder contract withdrawals	—	—	(253)	—	(253)
Net cash flows from (used for) financing activities	253	(400)	146	(233)	(234)
Effect of foreign currency rate changes on cash and restricted cash	(2)	(4)	(45)	—	(51)
Net increase (decrease) in cash and restricted cash	29	(442)	763	(123)	227
Cash and restricted cash – beginning of period (1)	2	442	1,202	—	1,646
Cash and restricted cash – end of period (1)	$31	$—	$1,965	$(123)	$1,873
(1)Chubb maintains two notional multicurrency cash pools (Pools) with a third-party bank. Various Chubb entities participate in one or the other of the Pools, pursuant to which credit and debit balances in individual Chubb accounts are translated daily into a single currency and pooled on a notional basis. Individual Chubb entities are permitted to overdraw on their individual accounts provided the overall Pool balances do not fall below zero. At September 30, 2020 and December 31, 2019, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2019	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
(in millions of U.S. dollars)
Net cash flows from operating activities	$421	$1,118	$5,234	$(1,860)	$4,913
Cash flows from investing activities
Purchases of fixed maturities available for sale	—	(16)	(19,762)	—	(19,778)
Purchases of fixed maturities held to maturity	—	—	(143)	—	(143)
Purchases of equity securities	—	—	(466)	—	(466)
Sales of fixed maturities available for sale	—	1	10,435	—	10,436
Sales of equity securities	—	—	577	—	577
Maturities and redemptions of fixed maturities available for sale	—	18	6,372	—	6,390
Maturities and redemptions of fixed maturities held to maturity	—	—	814	—	814
Net change in short-term investments	—	(5)	207	—	202
Net derivative instruments settlements	—	(55)	(592)	—	(647)
Private equity contributions	—	—	(1,093)	—	(1,093)
Private equity distributions	—	—	973	—	973
Payment for Huatai Group interest	—	—	(329)	—	(329)
Capital contribution	(1,000)	(110)	—	1,110	—
Other	—	(10)	(487)	—	(497)
Net cash flows used for investing activities	(1,000)	(177)	(3,494)	1,110	(3,561)
Cash flows from financing activities
Dividends paid on Common Shares	(1,014)	—	—	—	(1,014)
Common Shares repurchased	—	—	(1,203)	—	(1,203)
Proceeds from issuance of long-term debt	—	1,286	—	—	1,286
Repayment of long-term debt	—	(500)	(1)	—	(501)
Proceeds from issuance of repurchase agreements	—	—	2,394	—	2,394
Repayment of repurchase agreements	—	—	(2,396)	—	(2,396)
Proceeds from share-based compensation plans	—	—	155	—	155
Dividend to parent company	—	—	(1,860)	1,860	—
Advances (to) from affiliates	996	(1,715)	719	—	—
Capital contribution	—	—	1,110	(1,110)	—
Net proceeds from (payments to) affiliated notional cash pooling programs (1)	593	(15)	—	(578)	—
Policyholder contract deposits	—	—	376	—	376
Policyholder contract withdrawals	—	—	(221)	—	(221)
Net cash flows from (used for) financing activities	575	(944)	(927)	172	(1,124)
Effect of foreign currency rate changes on cash and restricted cash	5	1	15	—	21
Net increase (decrease) in cash and restricted cash	1	(2)	828	(578)	249
Cash and restricted cash – beginning of period (1)	1	2	1,989	(652)	1,340
Cash and restricted cash – end of period (1)	$2	$—	$2,817	$(1,230)	$1,589
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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of our results of operations, financial condition, and liquidity and capital resources as of and for the three and nine months ended September 30, 2020.

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
•actual claims may exceed our best estimate of ultimate insurance losses incurred through September 30, 2020 resulting directly from the COVID-19 pandemic and consequent economic crises; our COVID-19 related reserve at September 30, 2020 could change including as a result of, among other things, the impact of legislative or regulatory actions taken in response to COVID-19;
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

Overview
Chubb Limited is the Swiss-incorporated holding company of the Chubb Group of Companies. Chubb Limited, which is headquartered in Zurich, Switzerland, and its direct and indirect subsidiaries (collectively, the Chubb Group of Companies, Chubb, we, us, or our) are a global insurance and reinsurance organization, serving the needs of a diverse group of clients worldwide. At September 30, 2020, we had total assets of $188 billion and shareholders’ equity of $56 billion. Chubb was incorporated in 1985 at which time it opened its first business office in Bermuda and continues to maintain operations in Bermuda. We operate through six business segments: North America Commercial P&C Insurance, North America Personal P&C Insurance, North America Agricultural Insurance, Overseas General Insurance, Global Reinsurance, and Life Insurance. For more information on our segments refer to “Segment Information” under Item 1 in our 2019 Form 10-K.

Financial Highlights for the Three Months Ended September 30, 2020
•Net income was $1,194 million compared with $1,091 million in the prior year period.

•Pre-tax net catastrophe losses were $925 million, primarily attributable to severe weather-related events globally and wildfires. There were no changes to the previously reported aggregate COVID-19 losses from June 30, 2020.

•Total pre-tax and after-tax favorable prior period development were $146 million (1.8 percentage points of the combined ratio) and $126 million, respectively, compared with prior period development of $167 million (2.3 percentage points of the combined ratio) and $112 million, respectively, in the prior year period.

•Consolidated net premiums written were $9.1 billion, up 5.3 percent, or 6.0 percent in constant dollars. P&C net premiums written were $8.5 billion, up 5.7 percent, or up 6.4 percent in constant dollars. On a constant-dollar basis, P&C growth comprises 10.8 percent positive growth globally in commercial P&C lines and 3.3 percent negative growth in consumer lines, which includes A&H, travel and personal lines.

•The P&C combined ratio was 95.2 percent compared with 90.2 percent in the prior year, including catastrophe losses of 11.3 percentage points compared with 3.0 percentage points prior year. The P&C current accident year combined ratio excluding catastrophe losses was 85.7 percent compared with 89.5 percent prior year.

•Operating cash flow was $3,544 million compared with $2,205 million in the prior year period. Refer to the Liquidity section for additional information on our cash flows.

Consolidated Operating Results – Three and Nine Months Ended September 30, 2020 and 2019

	Three Months Ended			Nine Months Ended
	September 30		% Change	September 30		% Change
(in millions of U.S. dollars, except for percentages)	2020	2019	Q-20 vs. Q-19	2020	2019	YTD-20 vs. YTD-19
Net premiums written	$9,078	$8,622	5.3%	$25,410	$24,278	4.7%
Net premiums earned	8,765	8,327	5.3%	24,687	23,355	5.7%
Net investment income	840	873	(3.8)%	2,528	2,568	(1.6)%
Net realized gains (losses)	(141)	(155)	(8.8)%	(1,069)	(475)	125.1%
Total revenues	9,464	9,045	4.6%	26,146	25,448	2.7%
Losses and loss expenses	5,835	5,052	15.5%	16,897	13,865	21.9%
Policy benefits	198	158	25.7%	550	515	6.9%
Policy acquisition costs	1,645	1,603	2.6%	4,853	4,611	5.2%
Administrative expenses	733	752	(2.6)%	2,201	2,220	(0.9)%
Interest expense	130	138	(5.5)%	390	418	(6.5)%
Other (income) expense	(485)	(57)	NM	(372)	(326)	14.2%
Amortization of purchased intangibles	72	76	(4.4)%	217	229	(5.0)%
Chubb integration expenses	—	2	NM	—	9	NM
Total expenses	8,128	7,724	5.2%	24,736	21,541	14.8%
Income before income tax	1,336	1,321	1.2%	1,410	3,907	(63.9)%
Income tax expense	142	230	(38.0)%	295	626	(52.8)%
Net income	$1,194	$1,091	9.4%	$1,115	$3,281	(66.0)%
Net premiums written - constant dollars (1)			6.0%			5.6%
NM – not meaningful
(1)     On a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency exchange rates as the comparable current period.

Net Premiums Written
Net premiums written reflect the premiums we retain after purchasing reinsurance protection. For the three and nine months ended September 30, 2020, consolidated net premiums written increased $456 million and $1,132 million, or $512 million and $1,356 million, respectively, on a constant-dollar basis reflecting growth across all segments. The adverse impact of COVID-19 partially offset growth in 2020 due to economic contraction and market limitations resulting in lower exposures in commercial P&C and in personal lines, primarily in personal automobile, and a decrease in global A&H lines due to less travel volume.

•Net premiums written in our North America Commercial P&C Insurance segment increased $326 million, or 9.4 percent, and $813 million, or 8.2 percent, for the three and nine months ended September 30, 2020, respectively. Growth in net premiums written reflected positive rate increases, strong renewal retention and new business written across a number of retail and wholesale lines, including property, financial lines, excess casualty, and commercial multiple peril. Net premiums written for the nine months ended September 30, 2020 also benefited from new business written in large risk casualty, including a year-over-year increase in large structured transactions written. The growth in net premiums written described above was depressed by economic contraction resulting from the COVID-19 pandemic including $160 million of exposure adjustments on in-force policies recognized in the second quarter of 2020, and lower renewal exposures and new business market limitations that impacted several lines of business, including A&H, surety, large corporate accounts, entertainment, hospitality, retail, and construction.

•Net premiums written in our North America Personal P&C Insurance segment increased $34 million, or 2.8 percent, and $103 million, or 2.9 percent, for the three and nine months ended September 30, 2020, respectively, primarily due to rate increases and strong account retention across most lines. In addition, net premiums written also increased due to the favorable year-over-year impact in reinstatement premiums of $7 million and $4 million for the three and nine months ended September 30, 2020. Growth for the three and nine months ended September 30, 2020 was partially offset by $4 million and $11 million, respectively, in lower automobile premiums as a result of reduced exposures related to the conditions caused by the COVID-19 pandemic.

•Net premiums written in our North America Agricultural Insurance segment increased $48 million, or 5.0 percent, for the three months ended September 30, 2020, primarily due to an increase in MPCI premiums, driven by new policy growth, higher reported acreage from policyholders and favorable change in the mix of crops planted, and growth in our Chubb Agribusiness unit. Net premiums written increased $70 million, or 4.5 percent, for the nine months ended September 30, 2020 due to the year-over-year increase in MPCI premiums reflecting less premiums returned to the U.S. government under the premium-sharing formulas as well as the items noted above, partially offset by lower rates resulting from year-over-year commodity price declines. Under the MPCI premium-sharing formulas, we retained more premiums on the 2019 crop year due to higher than expected losses for that year. Net premiums written in the first nine months of 2019 was lower due to higher cessions to the U.S. government reflecting the more profitable 2018 crop year.

•Net premiums written in our Overseas General Insurance segment increased $10 million and decreased $24 million, or increased $61 million and $183 million on a constant-dollar basis, for the three and nine months ended September 30, 2020, respectively, due to growth in commercial P&C lines across all regions resulting from new business, retention, and positive rate increases, partially offset by the impact of the COVID-19 pandemic which negatively impacted several lines, mainly in consumer personal lines in Latin America and A&H in Asia, resulting from less travel volume and lower exposures. In addition, for the nine months ended September 30, 2020, the growth in net premiums written was partially offset by $24 million of exposure adjustments on in-force policies due to economic contraction resulting from the COVID-19 pandemic.

•Net premiums written in our Global Reinsurance segment increased $40 million and $66 million, for the three and nine months ended September 30, 2020, respectively, primarily driven by new business in casualty lines, rate increases in property catastrophe lines and reinstatement premiums on catastrophe losses, partially offset by an increase in retrocessions. In addition, the prior year had unfavorable premium adjustments which lowered premium in 2019.

•Net premiums written in our Life Insurance segment decreased $2 million, or increased $1 million on a constant-dollar basis, for the three months ended September 30, 2020, primarily due to growth in Latin America international life operations, principally driven by our expanded presence in Chile, offset by declines in North America Combined Insurance business including the adverse impact of the COVID-19 pandemic. For the nine months ended September 30, 2020, net premiums written increased $104 million, or $115 million on a constant-dollar basis, primarily reflecting growth in Latin America, and Asian international life operations, partially offset by a decline in our North America Combined Insurance business.

Net Premiums Written By Line of Business

	Three Months Ended					Nine Months Ended
				September 30					September 30
(in millions of U.S. dollars, except for percentages)	2020	2019	% Change Q-20 vs. Q-19	C$ (1) 2019	C$ (1) % Change Q-20 vs. Q-19	2020	2019	% Change YTD-20 vs. YTD-19	C$ (1) 2019	C$ (1) % Change YTD-20 vs. YTD-19
Commercial casualty	$1,722	$1,508	14.2%	$1,506	14.3%	$4,541	$4,180	8.6%	$4,165	9.0%
Workers' compensation	432	462	(6.4)%	462	(6.4)%	1,485	1,537	(3.4)%	1,537	(3.4)%
Professional liability	1,103	981	12.5%	981	12.5%	3,012	2,676	12.6%	2,659	13.3%
Surety	127	168	(24.0)%	162	(21.4)%	394	476	(17.2)%	462	(14.7)%
Commercial multiple peril (2)	270	252	7.0%	252	7.0%	778	725	7.3%	725	7.3%
Property and other short-tail lines	1,270	1,067	19.0%	1,055	20.3%	3,948	3,410	15.8%	3,359	17.5%
Total Commercial P&C	4,924	4,438	11.0%	4,418	11.5%	14,158	13,004	8.9%	12,907	9.7%

Agriculture	986	938	5.0%	938	5.0%	1,604	1,534	4.5%	1,534	4.5%

Personal automobile	380	444	(14.5)%	421	(9.9)%	1,174	1,338	(12.2)%	1,289	(8.9)%
Personal homeowners	955	935	2.1%	931	2.6%	2,708	2,646	2.3%	2,637	2.7%
Personal other	417	372	12.2%	372	11.8%	1,237	1,123	10.2%	1,109	11.5%
Total Personal lines	1,752	1,751	0.1%	1,724	1.5%	5,119	5,107	0.2%	5,035	1.6%
Total Property and Casualty lines	7,662	7,127	7.5%	7,080	8.2%	20,881	19,645	6.3%	19,476	7.2%

Global A&H lines (3)	913	1,052	(13.2)%	1,043	(12.4)%	2,931	3,255	(10.0)%	3,206	(8.6)%
Reinsurance lines	181	141	28.4%	143	27.2%	606	540	12.2%	542	11.9%
Life	322	302	6.6%	300	7.5%	992	838	18.4%	830	19.6%
Total consolidated	$9,078	$8,622	5.3%	$8,566	6.0%	$25,410	$24,278	4.7%	$24,054	5.6%
(1)On a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency exchange rates as the comparable current period.
(2)Commercial multiple peril represents retail package business (property and general liability).
(3)For purposes of this schedule only, A&H results from our Combined North America and International businesses, normally included in the Life Insurance and Overseas General Insurance segments, respectively, as well as the A&H results of our North America Commercial P&C segment, are included in Global A&H lines above.

The increase in net premiums written for the three and nine months ended September 30, 2020 reflects growth across most lines of business, partially offset by the adverse impact of the economic contraction resulting from the COVID-19 pandemic.
•The growth in commercial casualty was due to new business, positive rate increases and growth in Asia and Europe, partially offset by the adverse impact of the COVID-19 pandemic, including $58 million of exposure adjustments on in-force policies which depressed growth by 1.4 percentage points for the nine months ended September 30, 2020. The nine months ended September 30, 2020 also benefited from the year-over-year increase in large structured transactions in North America.
•Workers' compensation was adversely impacted by market conditions and by the adverse impact of the economic contraction resulting from COVID-19 pandemic. For the nine months ended September 30, 2020, the decrease included $121 million of exposure adjustments on in-force policies which depressed growth by 7.9 percentage points.
•The increase in professional liability was due to new business and positive rate increases primarily in North America and Europe.
•Surety decreased in North America and Latin America due to market conditions and the adverse impact of the economic contraction resulting from the COVID-19 pandemic.
•Commercial multiple peril increased due to higher renewal retention and positive rate increases in North America. For the nine months ended September 30, 2020, the increase was partially offset by the adverse impact of the economic contraction resulting from the COVID-19 pandemic, including $5 million of exposure adjustments on in-force policies which depressed growth by 0.8 percentage points.
•Property and other short-tail lines increased due to new business and positive rate increases primarily in North America and Europe.

•Personal lines increased on a constant-dollar basis primarily due to rate increases and strong retention in North America, as well as growth in Europe. In addition, North America benefited from the favorable year-over-year impact in reinstatement premiums. The increase was partially offset by the impact of the COVID-19 pandemic, which caused declines in automobile and homeowners business in Latin America.
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

Net Premiums Earned
Net premiums earned for short-duration contracts, typically P&C contracts, generally reflect the portion of net premiums written that was recorded as revenues for the period as the exposure periods expire. Net premiums earned for long-duration contracts, typically traditional life contracts, generally are recognized as earned when due from policyholders. For the three and nine months ended September 30, 2020, net premiums earned increased $438 million and $1,332 million, reflecting the growth in net premiums written described above, including the impact of premiums that were fully earned when written (e.g., large structured transactions and audit and retrospective premium adjustments). On a constant-dollar basis, for the three and nine months ended September 30, 2020, net premiums earned increased $488 million and $1,542 million, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019
Loss and loss expense ratio	69.2%	63.1%	71.5%	61.5%
Policy acquisition cost ratio	18.0%	18.4%	18.8%	19.2%
Administrative expense ratio	8.0%	8.7%	8.6%	9.2%
P&C Combined ratio	95.2%	90.2%	98.9%	89.9%

The loss and loss expense ratio increased 6.1 percentage points and 10.0 percentage points for the three and nine months ended September 30, 2020, respectively, primarily due to higher catastrophe losses and lower prior period development, partially offset by a decrease in the underlying loss ratio reflecting earned rate increases outpacing loss cost trends, better underlying claims experience, as well as lower projected crop losses in the current year. Included in catastrophe losses for the nine months ended September 30, 2020 were losses related to COVID-19 pandemic claims.

The policy acquisition cost ratio decreased 0.4 percentage points for both the three and nine months ended September 30, 2020 primarily due to a shift in mix of business towards lines that have a lower acquisition cost ratio.

The administrative expense ratio decreased 0.7 percentage points and 0.6 percentage points for the three and nine months ended September 30, 2020, respectively, primarily due to lower business expenses from continued expense management control, including during the COVID-19 pandemic, and the favorable impact of higher net premiums earned.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2020	2019	2020	2019
Catastrophe losses (excludes reinstatement premiums) (1)	$932	$234	$2,950	$759
Favorable prior period development	$146	$167	$189	$559
(1) Three and nine months ended September 30, 2020 excludes reinstatement premiums collected (expensed) of $7 million and $(13) million, respectively.

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

	Catastrophe Loss Charge by Event
Three Months Ended	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Total excluding RIPs	RIPs collected	Total including RIPs
September 30, 2020
(in millions of U.S. dollars)
Net Losses
U.S. Hurricanes/Tropical storms	$318	$117	$1	$51	$47	$534	$4	$530
U.S. wildfires	30	80	—	—	—	110	—	110
Midwest derecho	53	34	8	—	1	96	—	96
International weather-related events	1	3	—	28	—	32	—	32
Other events	14	23	1	2	—	40	—	40
IBNR	35	32	—	—	—	67	—	67
Q1 and Q2 Development	(4)	16	—	14	27	53	3	50
Total	$447	$305	$10	$95	$75	$932
RIPs collected	—	—	—	—	7		7
Total before income tax	$447	$305	$10	$95	$68			$925
Income tax benefit								128
Total after income tax								$797

In addition to the table above, catastrophe losses through September 30, 2020 included COVID-19 pandemic of $1,378 million, severe weather-related events in the U.S. and internationally, and civil unrest-related losses in the U.S.

Catastrophe losses through September 30, 2019 were primarily due to Hurricane Dorian and severe weather-related events in the U.S., including winter-related storms, and storms in Australia.

Pre-tax net favorable prior period development for the three months ended September 30, 2020 was $146 million, including $35 million adverse development related to legacy environmental exposures. The remaining favorable development of $181 million comprises $312 million of favorable development from long-tail lines, principally from accident years 2016 and prior, and adverse development of $131 million in short-tail lines.

Pre-tax net favorable prior period development for the nine months ended September 30, 2020 was $189 million, including adverse development of $259 million for U.S. child molestation claims, predominately reviver statute-related and $35 million adverse development related to legacy environmental exposures. The remaining favorable development of $483 million principally comprises favorable development from long-tail lines, principally from accident years 2016 and prior.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019
Loss and loss expense ratio	69.2%	63.1%	71.5%	61.5%
Catastrophe losses	(11.3)%	(3.0)%	(12.9)%	(3.5)%
Prior period development	1.8%	2.3%	0.8%	2.6%
CAY loss ratio excluding catastrophe losses	59.7%	62.4%	59.4%	60.6%

The CAY loss ratio excluding CATs decreased 2.7 percentage points and 1.2 percentage points for the three and nine months ended September 30, 2020, respectively, primarily due to a decrease in the underlying loss ratio reflecting earned rate increases outpacing loss cost trends and better underlying claims experience as well as lower projected crop losses in the current year.

CAY P&C Combined Ratio excluding Catastrophe Losses

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019
CAY Loss and loss expense ratio ex CATs	59.7%	62.4%	59.4%	60.6%
CAY Policy acquisition cost ratio ex CATs	18.0%	18.4%	18.8%	19.2%
CAY Administrative expense ratio ex CATs	8.0%	8.7%	8.6%	9.2%
CAY P&C combined ratio ex CATs	85.7%	89.5%	86.8%	89.0%

Policy benefits
Policy benefits represent losses on contracts classified as long-duration and generally include accident and supplemental health products, term and whole life products, endowment products, and annuities. Refer to the Life Insurance segment operating results section for further discussion.

For the three months ended September 30, 2020 and 2019, Policy benefits were $198 million, and $158 million, respectively, which included separate account liabilities (gains) losses of $24 million and $(7) million, respectively. The offsetting movements of these liabilities are recorded in Other (income) expense on the Consolidated statements of operations. Excluding the separate account gains and losses, Policy benefits were $174 million and $165 million for the three months ended September 30, 2020 and 2019, respectively, reflecting our expanded presence in Chile.

For the nine months ended September 30, 2020 and 2019, Policy benefits were $550 million, and $515 million, respectively, which included separate account liabilities (gains) losses of $8 million and $20 million, respectively. The offsetting movements of these liabilities are recorded in Other (income) expense on the Consolidated statements of operations. Excluding the separate account gains and losses, Policy benefits were $542 million and $495 million for the nine months ended September 30, 2020 and 2019, respectively, reflecting growth in new business as described above and our expanded presence in Chile.

Refer to the respective sections for a discussion of Net investment income, Other (income) expense, Net realized gains and losses, Amortization of purchased intangibles, and Income tax expense.

Segment Operating Results – Three and Nine Months Ended September 30, 2020 and 2019
We operate through six business segments: North America Commercial P&C Insurance, North America Personal P&C Insurance, North America Agricultural Insurance, Overseas General Insurance, Global Reinsurance, and Life Insurance. For more information on our segments refer to “Segment Information” under Item 1 in our 2019 Form 10-K.

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

	Three Months Ended				Nine Months Ended
	September 30		% Change		September 30		% Change
(in millions of U.S. dollars, except for percentages)	2020	2019	Q-20 vs. Q-19		2020	2019	YTD-20 vs. YTD-19
Net premiums written	$3,778	$3,452	9.4%		$10,750	$9,937	8.2%
Net premiums earned	3,456	3,185	8.5%		10,427	9,660	7.9%
Losses and loss expenses	2,444	2,051	19.2%		8,123	6,238	30.2%
Policy acquisition costs	489	459	6.6%		1,452	1,377	5.5%
Administrative expenses	243	256	(5.2)%		751	755	(0.5)%
Underwriting income	280	419	(33.3)%		101	1,290	(92.2)%
Net investment income	510	538	(4.9)%		1,544	1,584	(2.5)%
Other (income) expense	7	5	55.7%		19	17	12.3%
Segment income	$783	$952	(17.7)%		$1,626	$2,857	(43.1)%
Loss and loss expense ratio	70.7%	64.4%	6.3	pts	77.9%	64.6%	13.3	pts
Policy acquisition cost ratio	14.2%	14.4%	(0.2)	pts	13.9%	14.2%	(0.3)	pts
Administrative expense ratio	7.0%	8.1%	(1.1)	pts	7.2%	7.8%	(0.6)	pts
Combined ratio	91.9%	86.9%	5.0	pts	99.0%	86.6%	12.4	pts

Premiums
Net premiums written increased $326 million, or 9.4 percent, and $813 million, or 8.2 percent, for the three and nine months ended September 30, 2020, respectively. Growth in net premiums written reflected positive rate increases, strong renewal retention and new business written across a number of retail and wholesale lines, including property, financial lines, excess casualty, and commercial multiple peril. Net premiums written for the nine months ended September 30, 2020 also benefited from new business written in large risk casualty, including a year-over-year increase in large structured transactions written.

The growth in net premiums written described above was depressed by economic contraction resulting from the COVID-19 pandemic including $160 million of exposure adjustments on in-force policies recognized in the second quarter of 2020, and lower renewal exposures and new business market limitations that impacted several lines of business, including A&H, surety, large corporate accounts, entertainment, hospitality, retail, and construction.

Net premiums earned increased $271 million, or 8.5 percent, and $767 million, or 7.9 percent, for the three and nine months ended September 30, 2020, respectively, reflecting the growth in net premiums written. Growth for the three and nine months ended September 30, 2020 was adversely impacted by the impact of the COVID-19 pandemic, including $39 million and $134 million, respectively, of exposure adjustments on in-force policies written in the second quarter of 2020.

Combined Ratio
The loss and loss expense ratio increased 6.3 percentage points and 13.3 percentage points for the three and nine months ended September 30, 2020, respectively, primarily due to higher catastrophe losses, partially offset by higher favorable prior period development and a decrease in the underlying loss ratio reflecting earned rate increases outpacing loss cost trends. In addition, the higher catastrophe losses for the nine months ended September 30, 2020 included losses related to COVID-19 pandemic claims.

The administrative expense ratio decreased 1.1 percentage points and 0.6 percentage points for the three and nine months ended September 30, 2020, respectively, primarily due to lower business expenses from continued expense management control, including during the COVID-19 pandemic. These decreases were partially offset by lower net profit from our third-party claims administration business, ESIS, and normal inflationary increases.

Catastrophe Losses and Prior Period Development

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2020	2019	2020	2019
Catastrophe losses (excludes reinstatement premiums)	$447	$88	$1,835	$319
Favorable prior period development	$200	$109	$451	$425

Catastrophe losses through September 30, 2020 and 2019 were primarily from the following events:
•2020: COVID-19 pandemic of $973 million, civil unrest in the U.S., and natural catastrophes including Nashville, Tennessee tornado, Hurricane Laura, Hurricane Sally, Tropical Storm Isaias, Midwest derecho, U.S. wildfires, and other severe weather-related events in the U.S.
•2019: Winter-related storms and other severe weather-related events in the U.S., Hurricane Dorian and Tropical Storm Imelda

Refer to the prior period development discussion in Note 6 to the Consolidated Financial Statements for additional information.
CAY Loss Ratio excluding Catastrophe Losses

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019
Loss and loss expense ratio	70.7%	64.4%	77.9%	64.6%
Catastrophe losses	(12.9)%	(2.8)%	(17.6)%	(3.3)%
Prior period development	6.0%	3.9%	4.4%	4.5%
CAY loss ratio excluding catastrophe losses	63.8%	65.5%	64.7%	65.8%

The CAY loss ratio excluding catastrophe losses decreased 1.7 percentage points and 1.1 percentage points for the three and nine months ended September 30, 2020, respectively, primarily due to a decrease in the underlying loss ratio reflecting earned rate increases outpacing loss cost trends.

North America Personal P&C Insurance

The North America Personal P&C Insurance segment comprises operations that provide high net worth personal lines products, including homeowners and complementary products such as valuable articles, excess liability, automobile, and recreational marine insurance and services in the U.S. and Canada.

	Three Months Ended				Nine Months Ended
	September 30		% Change		September 30		% Change
(in millions of U.S. dollars, except for percentages)	2020	2019	Q-20 vs. Q-19		2020	2019	YTD-20 vs. YTD-19
Net premiums written	$1,285	$1,251	2.8%		$3,719	$3,616	2.9%
Net premiums earned	1,231	1,187	3.8%		3,623	3,509	3.3%
Losses and loss expenses	961	674	42.5%		2,406	2,178	10.4%
Policy acquisition costs	248	240	3.5%		724	708	2.3%
Administrative expenses	65	72	(8.8)%		199	211	(5.4)%
Underwriting income (loss)	(43)	201	NM		294	412	(28.7)%
Net investment income	64	66	(2.1)%		195	194	1.0%
Other (income) expense	1	1	—		4	2	118.1%
Amortization of purchased intangibles	2	3	(5.0)%		8	9	(5.0)%
Segment income	$18	$263	(93.4)%		$477	$595	(19.9)%
Loss and loss expense ratio	78.1%	56.9%	21.2	pts	66.4%	62.1%	4.3	pts
Policy acquisition cost ratio	20.1%	20.2%	(0.1)	pts	20.0%	20.2%	(0.2)	pts
Administrative expense ratio	5.3%	6.0%	(0.7)	pts	5.5%	6.0%	(0.5)	pts
Combined ratio	103.5%	83.1%	20.4	pts	91.9%	88.3%	3.6	pts
NM – not meaningful

Premiums
Net premiums written increased $34 million, or 2.8 percent, and $103 million, or 2.9 percent, for the three and nine months ended September 30, 2020, respectively, primarily due to rate increases and strong account retention across most lines. In addition, net premiums written also increased due to the favorable year-over-year impact in reinstatement premiums of $7 million and $4 million for the three and nine months ended September 30, 2020, respectively. Growth for the three and nine months ended September 30, 2020 was partially offset by $4 million and $11 million, respectively, in lower automobile premiums as a result of reduced exposures related to the conditions caused by the COVID-19 pandemic.

Net premiums earned increased $44 million, or 3.8 percent, and $114 million, or 3.3 percent, for the three and nine months ended September 30, 2020, respectively, reflecting the growth in net premiums written described above.

Combined Ratio
The loss and loss expense ratio increased 21.2 percentage points and 4.3 percentage points for the three and nine months ended September 30, 2020, respectively, primarily due to higher catastrophe losses and unfavorable prior period development in the current year compared to favorable prior period development in the prior year, partially offset by a decrease in the underlying loss ratio reflecting better underlying claims experience.

The policy acquisition cost ratio was relatively flat for the three months ended September 30, 2020. The policy acquisition cost ratio decreased 0.2 percentage points for the nine months ended September 30, 2020 primarily due to a lower year-over-year amount of supplemental commissions.

The administrative expense ratio decreased 0.7 percentage points and 0.5 percentage points for the three and nine months ended September 30, 2020, respectively, primarily due to lower employee benefit-related expenses and lower business expenses from continued expense management control, including during the COVID-19 pandemic, partially offset by normal inflationary increases.

Catastrophe Losses and Prior Period Development

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2020	2019	2020	2019
Catastrophe losses (excludes reinstatement premiums)	$305	$83	$435	$329
Favorable (unfavorable) prior period development	$(48)	$62	$(48)	$88
Catastrophe losses through September 30, 2020 and 2019 were primarily from the following events:
•2020: U.S. wildfires, Tropical Storm Isaias, Midwest derecho, Hurricane Sally, Hurricane Laura, and other severe weather-related events in the U.S.
•2019: Winter-related storms and other severe weather-related events in the U.S. and Hurricane Dorian

Refer to the prior period development discussion in Note 6 to the Consolidated Financial Statements for additional information.
CAY Loss Ratio excluding Catastrophe Losses

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019
Loss and loss expense ratio	78.1%	56.9%	66.4%	62.1%
Catastrophe losses	(24.7)%	(7.0)%	(12.0)%	(9.4)%
Prior period development	(4.2)%	5.2%	(1.4)%	2.5%
CAY loss ratio excluding catastrophe losses	49.2%	55.1%	53.0%	55.2%

The CAY loss ratio excluding catastrophe losses decreased 5.9 percentage points and 2.2 percentage points for the three and nine months ended September 30, 2020, respectively, primarily due to a decrease in the underlying loss ratio reflecting better underlying claims experience.

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

	Three Months Ended				Nine Months Ended
	September 30		% Change		September 30		% Change
(in millions of U.S. dollars, except for percentages)	2020	2019	Q-20 vs. Q-19		2020	2019	YTD-20 vs. YTD-19
Net premiums written	$986	$938	5.0%		$1,604	$1,534	4.5%
Net premiums earned	971	941	3.2%		1,441	1,374	4.9%
Losses and loss expenses	845	880	(3.9)%		1,223	1,163	5.2%
Policy acquisition costs	56	56	—		96	90	6.2%
Administrative expenses	5	4	6.9%		12	9	33.3%
Underwriting income	65	1	NM		110	112	(1.1)%
Net investment income	7	8	(15.2)%		23	22	5.5%
Other (income) expense	—	—	—		1	1	—
Amortization of purchased intangibles	7	7	—		20	21	(2.1)%
Segment income	$65	$2	NM		$112	$112	0.6%
Loss and loss expense ratio	87.1%	93.5%	(6.4)	pts	84.9%	84.7%	0.2	pts
Policy acquisition cost ratio	5.8%	6.0%	(0.2)	pts	6.6%	6.6%	—	pts
Administrative expense ratio	0.4%	0.4%	—	pts	0.8%	0.6%	0.2	pts
Combined ratio	93.3%	99.9%	(6.6)	pts	92.3%	91.9%	0.4	pts
NM – not meaningful

Premiums
Net premiums written increased $48 million, or 5.0 percent, for the three months ended September 30, 2020 primarily due to an increase in MPCI premiums, driven by new policy growth, higher reported acreage from policyholders and a favorable change in the mix of crops planted, and growth in our Chubb Agribusiness unit. Net premiums written increased $70 million, or 4.5 percent, for the nine months ended September 30, 2020 due to the year-over-year increase in MPCI premiums reflecting less premiums returned to the U.S. government under the premium-sharing formulas as well as the items noted above, partially offset by lower rates resulting from year-over-year commodity price declines. Under the MPCI premium-sharing formulas, we retained more premiums on the 2019 crop year due to higher than expected losses for that year. Net premiums written in the first nine months of 2019 was lower due to higher cessions to the U.S. government reflecting the more profitable 2018 crop year.

Net premiums earned increased $30 million, or 3.2 percent, and $67 million, or 4.9 percent, respectively, for the three and nine months ended September 30, 2020, reflecting the growth in net premiums written described above.

Combined Ratio
The loss and loss expense ratio decreased 6.4 percentage points for the three months ended September 30, 2020 primarily due to lower projected crop losses in the current year and the favorable year-over-year impact of our crop derivatives, partially offset by higher underlying losses in our Chubb Agribusiness unit. Additionally, the prior year included the adverse impact of weather conditions. The loss and loss expense ratio increased 0.2 percentage points for the nine months ended September 30, 2020 primarily due to our MPCI business, reflecting unfavorable prior period development, which were partially offset by lower crop losses in the current year and the favorable year-over-year impact of our crop derivatives; as well as in our Chubb Agribusiness unit, reflecting higher catastrophe losses, and in our Rain and Hail business, due to higher underlying losses.

The policy acquisition cost ratio decreased 0.2 percentage points for the three months ended September 30, 2020 primarily due to the favorable impact of higher net premiums earned in the current year. The policy acquisition cost ratio was flat for the nine months ended September 30, 2020.

The administrative expense ratio was flat for the three months ended September 30, 2020. The administrative expense ratio increased 0.2 percentage points for the nine months ended September 30, 2020 primarily due to normal operating expense and inflationary increases and a reduction in the current year Administrative and Operating (A&O) reimbursements related to the MPCI business we earned under the government program.

Catastrophe Losses and Prior Period Development

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2020	2019	2020	2019
Catastrophe losses (excludes reinstatement premiums)	$10	$3	$24	$7
Favorable (unfavorable) prior period development	$(18)	$(18)	$(4)	$43

Catastrophe losses through September 30, 2020 were primarily from the Midwest derecho and other severe weather-related events in the U.S. in our farm, ranch, and specialty P&C businesses. Catastrophe losses through September 30, 2019 were primarily from severe weather-related events in the U.S. in our farm, ranch, and specialty P&C businesses.

Refer to the prior period development discussion in Note 6 to the Consolidated Financial Statements for additional information.

For the three months ended September 30, 2020, net unfavorable prior period development was $18 million. For the nine months ended September 30, 2020, net unfavorable prior period development was $4 million which included $1 million of incurred losses due to higher than expected MPCI losses for the 2019 crop year and a $3 million decrease in net premiums earned related to the MPCI profit and loss calculation formula. For the three months ended September 30, 2019, net unfavorable prior period development was $18 million. For the nine months ended September 30, 2019, net favorable prior period development was $43 million which included $72 million of favorable incurred losses and $3 million of lower acquisition costs due to lower than expected MPCI losses for the 2018 crop year, partially offset by a $32 million decrease in net premiums earned related to the MPCI profit and loss calculation formula.
CAY Loss Ratio excluding Catastrophe Losses

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019
Loss and loss expense ratio	87.1%	93.5%	84.9%	84.7%
Catastrophe losses	(1.0)%	(0.3)%	(1.7)%	(0.5)%
Prior period development	(1.9)%	(1.9)%	(0.2)%	3.2%
CAY loss ratio excluding catastrophe losses	84.2%	91.3%	83.0%	87.4%

The CAY loss ratio excluding catastrophe losses decreased 7.1 percentage points and 4.4 percentage points for the three and nine months ended September 30, 2020, respectively, principally due to lower projected crop losses in the current year and the favorable year-over-year impact of our crop derivatives, partially offset by higher underlying losses in our Rain and Hail business.

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

	Three Months Ended				Nine Months Ended
	September 30		% Change		September 30		% Change
(in millions of U.S. dollars, except for percentages)	2020	2019	Q-20 vs. Q-19		2020	2019	YTD-20 vs. YTD-19
Net premiums written	$2,238	$2,228	0.5%		$6,857	$6,881	(0.3)%
Net premiums earned	2,337	2,256	3.6%		6,838	6,595	3.7%
Losses and loss expenses	1,192	1,154	3.4%		3,935	3,385	16.3%
Policy acquisition costs	637	630	1.2%		1,903	1,855	2.6%
Administrative expenses	260	257	1.2%		759	771	(1.6)%
Underwriting income	248	215	15.2%		241	584	(58.8)%
Net investment income	130	147	(11.5)%		396	444	(10.7)%
Other (income) expense	1	2	(70.4)%		10	11	(10.5)%
Amortization of purchased intangibles	10	11	—		33	34	(1.9)%
Segment income	$367	$349	5.1%		$594	$983	(39.6)%
Net premiums written - constant dollars (1)			2.8%				2.7%
Loss and loss expense ratio	51.0%	51.1%	(0.1)	pts	57.6%	51.3%	6.3	pts
Policy acquisition cost ratio	27.3%	28.0%	(0.7)	pts	27.8%	28.1%	(0.3)	pts
Administrative expense ratio	11.1%	11.4%	(0.3)	pts	11.1%	11.7%	(0.6)	pts
Combined ratio	89.4%	90.5%	(1.1)	pts	96.5%	91.1%	5.4	pts

Net Premiums Written by Region	Three months ended September 30
(in millions of U.S. dollars, except for percentages)	2020	2020 % of Total	2019	2019 % of Total	C$ (1) 2019	Q-20 vs. Q-19	C$ (1) Q-20 vs. Q-19
Region
Europe	$915	41%	$782	35%	$793	17.1%	15.5%
Latin America	442	20%	551	25%	484	(19.7)%	(8.7)%
Asia	794	35%	798	36%	804	(0.5)%	(1.2)%
Other (2)	87	4%	97	4%	96	(10.3)%	(9.7)%
Net premiums written	$2,238	100%	$2,228	100%	$2,177	0.5%	2.8%

	Nine months ended September 30
(in millions of U.S. dollars, except for percentages)	2020	2020 % of Total	2019	2019 % of Total	C$ (1) 2019	Y-20 vs. Y-19	C$ (1) Y-20 vs. Y-19
Region
Europe	$2,994	44%	$2,698	39%	$2,678	11.0%	11.8%
Latin America	1,414	21%	1,657	24%	1,496	(14.6)%	(5.5)%
Asia	2,203	32%	2,259	33%	2,237	(2.5)%	(1.5)%
Other (2)	246	3%	267	4%	263	(8.0)%	(6.6)%
Net premiums written	$6,857	100%	$6,881	100%	$6,674	(0.3)%	2.7%
(1)    On a constant-dollar basis, amounts are calculated by translating prior period results using the same local currency exchange rates as the comparable current period.
(2)    Comprises Combined International, Eurasia and Africa region, and other international.

Premiums
Net premiums written increased $10 million and decreased $24 million, or increased $61 million and $183 million on a constant-dollar basis, for the three and nine months ended September 30, 2020, respectively, due to growth in commercial P&C lines across all regions resulting from new business, retention, and positive rate increases, partially offset by the impact of the COVID-19 pandemic which negatively impacted several lines, mainly in consumer personal lines in Latin America and A&H in Asia, resulting from less travel volume and lower exposures. In addition, for the nine months ended September 30, 2020, the growth in net premiums written was partially offset by $24 million of exposure adjustments on in-force policies due to economic contraction resulting from the COVID-19 pandemic.

For the three and nine months ended September 30, 2020 net premiums earned increased $81 million and $243 million, or $127 million and $436 million on a constant-dollar basis, respectively, reflecting higher net premiums written in prior periods.

Combined Ratio
The loss and loss expense ratio was relatively flat for the three months ended September 30, 2020. The loss and loss expense ratio increased 6.3 percentage points for the nine months ended September 30, 2020 primarily due to higher catastrophe losses, primarily related to the COVID-19 pandemic, along with lower premiums earned from A&H lines in Latin America and Asia, which have a lower loss ratio. These increases were partially offset by higher favorable prior period development.

The policy acquisition cost ratio decreased 0.7 percentage points and 0.3 percentage points for the three and nine months ended September 30, 2020, respectively, primarily due to a shift in mix of business from A&H lines towards P&C lines, which have a lower acquisition cost ratio.

The administrative expense ratio decreased 0.3 percentage points and 0.6 percentage points for the three and nine months ended September 30, 2020, respectively, primarily due to lower business expenses from continued expense management control, including during the COVID-19 pandemic, and the favorable impact of higher net premiums earned in the current year.

Catastrophe Losses and Prior Period Development

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2020	2019	2020	2019
Catastrophe losses (excludes reinstatement premiums)	$95	$35	$568	$69
Favorable prior period development	$60	$25	$100	$49

Catastrophe losses through September 30, 2020 and 2019 were primarily from the following events:
•2020: COVID-19 pandemic of $373 million, storms in Australia, Australia wildfires, Hurricane Laura, Hurricane Sally, Tropical Storm Isaias, and other weather-related events
•2019: Typhoon Faxai, Hurricane Dorian, storms in Australia, and other international weather-related events

Refer to the prior period development discussion in Note 6 to the Consolidated Financial Statements for additional information.

CAY Loss Ratio excluding Catastrophe Losses

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019
Loss and loss expense ratio	51.0%	51.1%	57.6%	51.3%
Catastrophe losses	(4.1)%	(1.5)%	(8.5)%	(1.0)%
Prior period development	2.6%	1.1%	1.5%	0.7%
CAY loss ratio excluding catastrophe losses	49.5%	50.7%	50.6%	51.0%
The CAY loss ratio excluding catastrophe losses decreased 1.2 percentage points and 0.4 percentage points for the three and nine months ended September 30, 2020, respectively, primarily due to a decrease in the underlying loss ratio from earned rate changes modestly above loss trends and a benefit from lower current accident year losses resulting from a decrease in exposures due to the COVID-19 pandemic, partially offset by lower premiums earned from A&H lines in Latin America and Asia, which have a lower loss ratio.

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

	Three Months Ended				Nine Months Ended
	September 30		% Change		September 30		% Change
(in millions of U.S. dollars, except for percentages)	2020	2019	Q-20 vs. Q-19		2020	2019	YTD-20 vs. YTD-19
Net premiums written	$181	$141	28.4%		$606	$540	12.2%
Net premiums earned	171	160	6.7%		520	487	6.8%
Losses and loss expenses	154	79	92.6%		314	245	28.0%
Policy acquisition costs	40	42	(3.9)%		127	127	—
Administrative expenses	9	9	—		28	26	6.6%
Underwriting income (loss)	(32)	30	NM		51	89	(42.2)%
Net investment income	85	71	18.5%		214	206	3.3%
Other (income) expense	—	—	—		1	—	NM
Segment income	$53	$101	(48.2)%		$264	$295	(10.7)%
Net premiums written - constant dollars (1)			27.2%				11.9%
Loss and loss expense ratio	89.6%	49.6%	40.0	pts	60.3%	50.3%	10.0	pts
Policy acquisition cost ratio	23.5%	26.2%	(2.7)	pts	24.5%	26.1%	(1.6)	pts
Administrative expense ratio	5.2%	5.3%	(0.1)	pts	5.3%	5.3%	—	pts
Combined ratio	118.3%	81.1%	37.2	pts	90.1%	81.7%	8.4	pts

NM – not meaningful
(1) On a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency rates as the comparable current period.

Premiums
For the three and nine months ended September 30, 2020 net premiums written increased $40 million and $66 million, respectively, primarily driven by new business in casualty lines, rate increases in property catastrophe lines and reinstatement premiums on catastrophe losses, partially offset by an increase in retrocessions. In addition, the prior year had unfavorable premium adjustments which lowered premium in 2019.

For the three and nine months ended September 30, 2020 net premiums earned increased $11 million and $33 million, respectively, principally reflecting the increase in net premiums written described above.
Combined Ratio
The loss and loss expense ratio increased 40.0 percentage points and 10.0 percentage points for the three and nine months ended September 30, 2020, respectively, primarily due to higher catastrophe losses and lower favorable prior period development, partially offset by a shift in mix of business towards lines which have a lower loss ratio.

The policy acquisition cost ratio decreased 2.7 percentage points and 1.6 percentage points for the three and nine months ended September 30, 2020, respectively, primarily due to lower profit commissions paid and a shift in mix of business towards lines which have lower acquisition costs.

Catastrophe Losses and Prior Period Development

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S dollars)	2020	2019	2020	2019
Catastrophe losses (excludes reinstatement premiums)	$75	$25	$88	$35
Favorable prior period development	$6	$25	$29	$33

Catastrophe losses through September 30, 2020 and 2019 were primarily from the following events:
•2020: COVID-19 pandemic claims of $10 million, Hurricane Laura, Hurricane Sally, Tropical Storm Isaias, and other severe weather-related events in Canada and the U.S.
•2019: Hurricane Dorian and various U.S. and Japanese severe weather-related events

Refer to the prior period development discussion in Note 6 to the Consolidated Financial Statements for additional information.

CAY Loss Ratio excluding Catastrophe Losses

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019
Loss and loss expense ratio	89.6%	49.6%	60.3%	50.3%
Catastrophe losses	(42.0)%	(15.4)%	(16.3)%	(7.0)%
Prior period development	2.1%	15.7%	5.0%	6.7%
CAY loss ratio excluding catastrophe losses	49.7%	49.9%	49.0%	50.0%

The CAY loss ratio excluding catastrophe losses decreased 0.2 percentage points and 1.0 percentage points for the three and nine months ended September 30, 2020, respectively, primarily from a shift in mix of business towards catastrophe lines which have a lower loss ratio.

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

	Three Months Ended			Nine Months Ended
	September 30		% Change	September 30		% Change
(in millions of U.S. dollars, except for percentages)	2020	2019	Q-20 vs. Q-19	2020	2019	YTD-20 vs. YTD-19
Net premiums written	$610	$612	(0.4)%	$1,874	$1,770	5.9%
Net premiums earned	599	598	—	1,838	1,730	6.2%
Losses and loss expenses	183	190	4.7%	556	581	(4.6)%
Policy benefits	174	165	6.1%	542	495	9.9%
Policy acquisition costs	175	176	(1.3)%	551	454	21.2%
Administrative expenses	80	80	—	238	237	0.5%
Net investment income	95	92	3.3%	285	278	2.7%
Life Insurance underwriting income	82	79	5.4%	236	241	(1.8)%
Other (income) expense	(23)	(17)	34.9%	(52)	(37)	40.7%
Amortization of purchased intangibles	1	1	—	3	2	50.0%
Segment income	$104	$95	10.0%	$285	$276	3.3%
Net premiums written - constant dollars (1)			0.2%			6.5%
(1)On a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency rates as the comparable current period.

Premiums
For the three months ended September 30, 2020, net premiums written decreased $2 million, and increased $1 million on a constant-dollar basis, primarily due to growth in our international life operations of 9.4 percent, principally in Latin America driven by our expanded presence in Chile. The growth in international life operations was offset by declines in North America Combined Insurance business of 6.9 percent, including the adverse impact of the COVID-19 pandemic. For the nine months ended September 30, 2020, net premiums written increased $104 million, or $115 million on a constant-dollar basis, primarily reflecting growth in international life operations of 22.4 percent, principally in Latin America and Asia, partially offset by a decline in our North America Combined Insurance business of 5.2 percent.

Deposits
The following table presents deposits collected on universal life and investment contracts:

	Three Months Ended					Nine Months Ended
	September 30			% Change		September 30			% Change
(in millions of U.S. dollars, except for percentages)	2020	2019	C$ (1) 2019	Q-20 vs. Q-19	C$ (1) Q-20 vs. Q-19	2020	2019	C$ (1) 2019	Y-20 vs. Y-19	C$ (1) Y-20 vs. Y-19
Deposits collected on Universal life and investment contracts	$363	$369	$384	(1.8)%	(5.7)%	$1,115	$1,059	$1,081	5.3%	3.2%
(1)    On a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency exchange rates as the comparable current period.

Deposits collected on universal life and investment contracts (life deposits) are not reflected as revenues in our Consolidated statements of operations in accordance with GAAP. New life deposits are an important component of production, and although they do not significantly affect current period income from operations, they are key to our efforts to grow our business. Life deposits collected decreased for the three months ended September 30, 2020 due to competitive market conditions and the impact of the COVID-19 pandemic. Life deposits collected increased for the nine months ended September 30, 2020 as growth in Taiwan during the first quarter more than offset declines in the second and third quarters.

Life Insurance underwriting income and Segment income
Life Insurance underwriting income increased $3 million for the three months ended September 30, 2020 primarily due to higher net investment income. Life Insurance underwriting income decreased $5 million for the nine months ended September 30, 2020 primarily due to the impact of COVID-19 related catastrophe losses and a decrease in underwriting income in our variable annuity business, which continues to decline as no new life reinsurance business is currently being written. Additionally, segment income included other income of $23 million and $52 million for the three and nine months ended September 30, 2020, respectively, principally due to our share of net income from Huatai Life, our partially-owned life insurance entity in China.

Corporate

Corporate results primarily include the results of our non-insurance companies, income and expenses not attributable to reportable segments and loss and loss expenses of asbestos and environmental (A&E) liabilities and certain other non-A&E run-off exposures.

	Three Months Ended			Nine Months Ended
	September 30		% Change	September 30		% Change
(in millions of U.S. dollars, except for percentages)	2020	2019	Q-20 vs. Q-19	2020	2019	YTD-20 vs. YTD-19
Losses and loss expenses	$55	$38	47.1%	$342	$83	NM
Administrative expenses	71	74	(5.1)%	214	211	1.1%
Underwriting loss	126	112	12.2%	556	294	89.2%
Net investment income (loss)	(19)	(28)	(30.2)%	(65)	(98)	(32.6)%
Interest expense	130	138	(5.5)%	390	418	(6.5)%
Net realized gains (losses)	(142)	(141)	0.9%	(1,067)	(467)	128.2%
Other (income) expense	(415)	(34)	NM	(283)	(238)	18.9%
Amortization of purchased intangibles	52	54	(6.6)%	153	163	(7.0)%
Chubb integration expenses	—	2	NM	—	9	NM
Income tax expense	142	230	(38.0)%	295	626	(52.8)%
Net loss	$(196)	$(671)	(70.9)%	$(2,243)	$(1,837)	22.1%
NM - not meaningful

Losses and loss expenses for the three months ended September 30, 2020 and 2019 were primarily from adverse development relating to our Brandywine environmental exposures of $35 million and $27 million, respectively, and unallocated loss adjustment expenses of the A&E claims operations. Losses and loss expenses for the nine months ended September 30, 2020 also included unfavorable prior period development of $254 million for U.S. child molestation claims, predominantly reviver statute-related, while the prior year-to-date period also included charges for our non-A&E run-off casualty exposures, including workers' compensation.

Administrative expenses decreased $3 million for the three months ended September 30, 2020 primarily due to lower advertising expenses and lower travel-related costs. Administrative expenses increased $3 million for the nine months ended September 30, 2020 primarily due to the impact of the COVID-19 pandemic and higher legal expenses.

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

The effect of market movements on our fixed maturities portfolio impacts Net income (through Net realized gains (losses)) when securities are sold, when we write down an asset because we intend to sell the security, or when we record a change to the allowance for expected credit losses. For a further discussion related to how we assess the allowance for expected credit losses and the related impact on Net income, refer to Note 3 c) to the Consolidated Financial Statements. Additionally, Net income is impacted through the reporting of changes in the fair value of equity securities, private equity securities where we own less than three percent, and derivatives, including financial futures, options, swaps, and GLB reinsurance. Changes in unrealized appreciation and depreciation on available for sale securities, resulting from the revaluation of securities held, changes in cumulative foreign currency translation adjustment, and unrealized postretirement benefit liability adjustment, are reported as separate components of Accumulated other comprehensive income (loss) in Shareholders’ equity in the Consolidated balance sheets.
The following table presents our net realized and unrealized gains (losses):

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
(in millions of U.S. dollars)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact
Fixed maturities	$49	$638	$687	$(11)	$705	$694
Fixed income and equity derivatives	9	—	9	(97)	—	(97)
Public equity
Sales	34	—	34	24	—	24
Mark-to-market	(34)	—	(34)	(21)	—	(21)
Private equity (less than 3 percent ownership)
Sales	—	—	—	(2)	—	(2)
Mark-to-market	31	—	31	(2)	—	(2)
Total investment portfolio	89	638	727	(109)	705	596
Variable annuity reinsurance derivative transactions, net of applicable hedges	(6)	—	(6)	(112)	—	(112)
Other derivatives	1	—	1	(14)	—	(14)
Foreign exchange	(222)	246	24	84	(193)	(109)
Other	(3)	(23)	(26)	(4)	(17)	(21)
Net gains (losses), pre-tax	$(141)	$861	$720	$(155)	$495	$340

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
(in millions of U.S. dollars)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact
Fixed maturities	$(303)	$1,759	$1,456	$(43)	$3,834	$3,791
Fixed income and equity derivatives	38	—	38	(408)	—	(408)
Public equity
Sales	197	—	197	57	—	57
Mark-to-market	(78)	—	(78)	9	—	9
Private equity (less than 3 percent ownership)
Sales	—	—	—	(4)	—	(4)
Mark-to-market	(71)	—	(71)	(14)	—	(14)
Total investment portfolio	(217)	1,759	1,542	(403)	3,834	3,431
Variable annuity reinsurance derivative transactions, net of applicable hedges	(456)	—	(456)	(146)	—	(146)
Other derivatives	(2)	—	(2)	(8)	—	(8)
Foreign exchange	(351)	(168)	(519)	86	(143)	(57)
Other	(43)	(59)	(102)	(4)	(62)	(66)
Net gains (losses), pre-tax	$(1,069)	$1,532	$463	$(475)	$3,629	$3,154

Pre-tax net gains of $463 million for the nine months ended September 30, 2020 reflected the financial market volatility in the credit, equity and foreign exchange markets, driven by the impact of the COVID-19 global pandemic. The $1,542 million gain in our investment portfolio was principally a result of a decline in interest rates, partially offset by $163 million of impairments for securities we intended to sell, and securities written to market entering default. The $519 million foreign exchange loss reflected the strengthening of the U.S. dollar against most major currencies. The $456 million realized loss in our variable annuity reinsurance portfolio was principally driven by lower interest rates and lower global equities markets, as discussed below.

The variable annuity reinsurance derivative transactions consist of changes in the fair value of GLB liabilities and gain or losses on other derivative instruments we maintain that decrease in fair value when the S&P 500 index increases. The variable annuity reinsurance derivative transactions resulted in realized losses of $6 million for the three months ended September 30, 2020 reflecting a net decrease in the fair value of the GLB liabilities of $46 million due to higher equity markets, particularly in the U.S., and a net realized loss of $52 million related to these other derivatives. For the nine months ended September 30, 2020, the variable annuity reinsurance derivative transactions resulted in realized losses of $456 million reflecting a net increase in the fair value of the GLB liabilities of $426 million due to lower interest rates and lower international equity markets and a net realized loss of $30 million related to these other derivatives.

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

Our effective tax rate for the three and nine months ended September 30, 2020 was 10.7 percent and 20.9 percent, respectively. The effective tax rate for each period was impacted by realized gains and realized losses, respectively, generated in lower tax jurisdictions. In addition, the effective tax rate for the nine months ended September 30, 2020 was impacted by the high level of catastrophe losses, principally related to COVID-19. This compares to an effective tax rate on our tax expense of 17.4 percent and 16.0 percent for the three and nine months ended September 30, 2019, respectively.

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

Book value per common share, is shareholders’ equity divided by the shares outstanding. Tangible book value per common share, is shareholders’ equity less goodwill and other intangible assets, net of tax, divided by the shares outstanding. We believe that goodwill and other intangible assets are not indicative of our underlying insurance results or trends and make book value comparisons to less acquisitive peer companies less meaningful. The calculation of tangible book value per share does not consider the embedded goodwill attributable to our investments in partially-owned insurance companies until we attain majority ownership and consolidate.

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
Three Months Ended
September 30, 2020
(in millions of U.S. dollars except for ratios)
Numerator
Losses and loss expenses	A	$2,444	$961	$845	$1,192	$154	$55	$5,651
Catastrophe losses and related adjustments
Catastrophe losses, net of related adjustments		(447)	(305)	(10)	(95)	(68)	—	(925)
Reinstatement premiums collected (expensed) on catastrophe losses		—	—	—	—	7	—	7
Catastrophe losses, gross of related adjustments		(447)	(305)	(10)	(95)	(75)	—	(932)
PPD and related adjustments
PPD, net of related adjustments - favorable (unfavorable)		200	(48)	(18)	60	6	(54)	146
Net premiums earned adjustments on PPD - unfavorable (favorable)		28	—	—	—	—	—	28
Expense adjustments - unfavorable (favorable)		(1)	—	—	—	(2)	—	(3)
PPD reinstatement premiums - unfavorable (favorable)		—	(8)	—	—	—	—	(8)
PPD, gross of related adjustments - favorable (unfavorable)		227	(56)	(18)	60	4	(54)	163
CAY loss and loss expense ex CATs	B	$2,224	$600	$817	$1,157	$83	$1	$4,882
Policy acquisition costs and administrative expenses
Policy acquisition costs and administrative expenses	C	$732	$313	$61	$897	$49	$71	$2,123
Expense adjustments - favorable (unfavorable)		1	—	—	—	2	—	3
Policy acquisition costs and administrative expenses, adjusted	D	$733	$313	$61	$897	$51	$71	$2,126
Denominator
Net premiums earned	E	$3,456	$1,231	$971	$2,337	$171		$8,166
Reinstatement premiums (collected) expensed on catastrophe losses		—	—	—	—	(7)		(7)
Net premiums earned adjustments on PPD - unfavorable (favorable)		28	—	—	—	—		28
PPD reinstatement premiums - unfavorable (favorable)		—	(8)	—	—	—		(8)
Net premiums earned excluding adjustments	F	$3,484	$1,223	$971	$2,337	$164		$8,179
P&C Combined ratio
Loss and loss expense ratio	A/E	70.7%	78.1%	87.1%	51.0%	89.6%		69.2%
Policy acquisition cost and administrative expense ratio	C/E	21.2%	25.4%	6.2%	38.4%	28.7%		26.0%
P&C Combined ratio		91.9%	103.5%	93.3%	89.4%	118.3%		95.2%
CAY P&C Combined ratio ex CATs
Loss and loss expense ratio, adjusted	B/F	63.8%	49.2%	84.2%	49.5%	49.7%		59.7%
Policy acquisition cost and administrative expense ratio, adjusted	D/F	21.1%	25.6%	6.2%	38.4%	31.1%		26.0%
CAY P&C Combined ratio ex CATs		84.9%	74.8%	90.4%	87.9%	80.8%		85.7%
Combined ratio
Combined ratio								95.2%
Add: impact of gains and losses on crop derivatives								—
P&C Combined ratio								95.2%
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
Three Months Ended
September 30, 2019
(in millions of U.S. dollars except for ratios)
Numerator
Losses and loss expenses		$2,051	$674	$880	$1,154	$79	$38	$4,876
Catastrophe losses and related adjustments
Catastrophe losses, net of related adjustments		(88)	(83)	(3)	(35)	(23)	—	(232)
Reinstatement premiums collected (expensed) on catastrophe losses		—	—	—	—	2	—	2
Catastrophe losses, gross of related adjustments		(88)	(83)	(3)	(35)	(25)	—	(234)
PPD and related adjustments
PPD, net of related adjustments - favorable (unfavorable)		109	62	(18)	25	25	(36)	167
Net premiums earned adjustments on PPD - unfavorable (favorable)		39	—	—	—	1	—	40
Expense adjustments - unfavorable (favorable)		3	—	—	—	(1)	—	2
PPD reinstatement premiums - unfavorable (favorable)		(1)	(1)	—	1	—	—	(1)
PPD, gross of related adjustments - favorable (unfavorable)		150	61	(18)	26	25	(36)	208
CAY loss and loss expense ex CATs	B	$2,113	$652	$859	$1,145	$79	$2	$4,850
Policy acquisition costs and administrative expenses
Policy acquisition costs and administrative expenses	C	$715	$312	$60	$887	$51	$74	$2,099
Expense adjustments - favorable (unfavorable)		(3)	—	—	—	1	—	(2)
Policy acquisition costs and administrative expenses, adjusted	D	$712	$312	$60	$887	$52	$74	$2,097
Denominator
Net premiums earned	E	$3,185	$1,187	$941	$2,256	$160		$7,729
Reinstatement premiums (collected) expensed on catastrophe losses		—	—	—	—	(2)		(2)
Net premiums earned adjustments on PPD - unfavorable (favorable)		39	—	—	—	1		40
PPD reinstatement premiums - unfavorable (favorable)		(1)	(1)	—	1	—		(1)
Net premiums earned excluding adjustments	F	$3,223	$1,186	$941	$2,257	$159		$7,766
P&C Combined ratio
Loss and loss expense ratio	A/E	64.4%	56.9%	93.5%	51.1%	49.6%		63.1%
Policy acquisition cost and administrative expense ratio	C/E	22.5%	26.2%	6.4%	39.4%	31.5%		27.1%
P&C Combined ratio		86.9%	83.1%	99.9%	90.5%	81.1%		90.2%
CAY P&C Combined ratio ex CATs
Loss and loss expense ratio, adjusted	B/F	65.5%	55.1%	91.3%	50.7%	49.9%		62.4%
Policy acquisition cost and administrative expense ratio, adjusted	D/F	22.1%	26.2%	6.4%	39.3%	32.2%		27.1%
CAY P&C Combined ratio ex CATs		87.6%	81.3%	97.7%	90.0%	82.1%		89.5%
Combined ratio
Combined ratio								90.0%
Add: impact of gains and losses on crop derivatives								0.2%
P&C Combined ratio								90.2%
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
Nine Months Ended
September 30, 2020
(in millions of U.S. dollars except for ratios)
Numerator
Losses and loss expenses	A	$8,123	$2,406	$1,223	$3,935	$314	$342	$16,343
Catastrophe losses and related adjustments
Catastrophe losses, net of related adjustments		(1,838)	(436)	(24)	(584)	(81)	—	(2,963)
Reinstatement premiums collected (expensed) on catastrophe losses		(3)	(1)	—	(16)	7	—	(13)
Catastrophe losses, gross of related adjustments		(1,835)	(435)	(24)	(568)	(88)	—	(2,950)
PPD and related adjustments
PPD, net of related adjustments - favorable (unfavorable)		451	(48)	(4)	100	29	(339)	189
Net premiums earned adjustments on PPD - unfavorable (favorable)		32	—	3	—	—	—	35
Expense adjustments - unfavorable (favorable)		(1)	—	—	—	(2)	—	(3)
PPD reinstatement premiums - unfavorable (favorable)		—	(8)	—	—	(1)	—	(9)
PPD, gross of related adjustments - favorable (unfavorable)		482	(56)	(1)	100	26	(339)	212
CAY loss and loss expense ex CATs	B	$6,770	$1,915	$1,198	$3,467	$252	$3	$13,605
Policy acquisition costs and administrative expenses
Policy acquisition costs and administrative expenses	C	$2,203	$923	$108	$2,662	$155	$214	$6,265
Expense adjustments - favorable (unfavorable)		1	—	—	—	2	—	3
Policy acquisition costs and administrative expenses, adjusted	D	$2,204	$923	$108	$2,662	$157	$214	$6,268
Denominator
Net premiums earned	E	$10,427	$3,623	$1,441	$6,838	$520		$22,849
Reinstatement premiums (collected) expensed on catastrophe losses		3	1	—	16	(7)		13
Net premiums earned adjustments on PPD - unfavorable (favorable)		32	—	3	—	—		35
PPD reinstatement premiums - unfavorable (favorable)		—	(8)	—	—	(1)		(9)
Net premiums earned excluding adjustments	F	$10,462	$3,616	$1,444	$6,854	$512		$22,888
P&C Combined ratio
Loss and loss expense ratio	A/E	77.9%	66.4%	84.9%	57.6%	60.3%		71.5%
Policy acquisition cost and administrative expense ratio	C/E	21.1%	25.5%	7.4%	38.9%	29.8%		27.4%
P&C Combined ratio		99.0%	91.9%	92.3%	96.5%	90.1%		98.9%
CAY P&C Combined ratio ex CATs
Loss and loss expense ratio, adjusted	B/F	64.7%	53.0%	83.0%	50.6%	49.0%		59.4%
Policy acquisition cost and administrative expense ratio, adjusted	D/F	21.1%	25.5%	7.4%	38.8%	30.7%		27.4%
CAY P&C Combined ratio ex CATs		85.8%	78.5%	90.4%	89.4%	79.7%		86.8%
Combined ratio
Combined ratio								98.9%
Add: impact of gains and losses on crop derivatives								—
P&C Combined ratio								98.9%
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
Nine Months Ended
September 30, 2019
(in millions of U.S. dollars except for ratios)
Numerator
Losses and loss expenses	A	$6,238	$2,178	$1,163	$3,385	$245	$83	$13,292
Catastrophe losses and related adjustments
Catastrophe losses, net of related adjustments		(319)	(329)	(7)	(69)	(33)	—	(757)
Reinstatement premiums collected (expensed) on catastrophe losses		—	—	—	—	2	—	2
Catastrophe losses, gross of related adjustments		(319)	(329)	(7)	(69)	(35)	—	(759)
PPD and related adjustments
PPD, net of related adjustments - favorable (unfavorable)		425	88	43	49	33	(79)	559
Net premiums earned adjustments on PPD - unfavorable (favorable)		38	—	32	—	1	—	71
Expense adjustments - unfavorable (favorable)		(3)	—	(3)	—	(1)	—	(7)
PPD reinstatement premiums - unfavorable (favorable)		(1)	(4)	—	1	—	—	(4)
PPD, gross of related adjustments - favorable (unfavorable)		459	84	72	50	33	(79)	619
CAY loss and loss expense ex CATs	B	$6,378	$1,933	$1,228	$3,366	$243	$4	$13,152
Policy acquisition costs and administrative expenses
Policy acquisition costs and administrative expenses	C	$2,132	$919	$99	$2,626	$153	$211	$6,140
Expense adjustments - favorable (unfavorable)		3	—	3	—	1	—	7
Policy acquisition costs and administrative expenses, adjusted	D	$2,135	$919	$102	$2,626	$154	$211	$6,147
Denominator
Net premiums earned	E	$9,660	$3,509	$1,374	$6,595	$487		$21,625
Reinstatement premiums (collected) expensed on catastrophe losses		—	—	—	—	(2)		(2)
Net premiums earned adjustments on PPD - unfavorable (favorable)		38	—	32	—	1		71
PPD reinstatement premiums - unfavorable (favorable)		(1)	(4)	—	1	—		(4)
Net premiums earned excluding adjustments	F	$9,697	$3,505	$1,406	$6,596	$486		$21,690
P&C Combined ratio
Loss and loss expense ratio	A/E	64.6%	62.1%	84.7%	51.3%	50.3%		61.5%
Policy acquisition cost and administrative expense ratio	C/E	22.0%	26.2%	7.2%	39.8%	31.4%		28.4%
P&C Combined ratio		86.6%	88.3%	91.9%	91.1%	81.7%		89.9%
CAY P&C Combined ratio ex CATs
Loss and loss expense ratio, adjusted	B/F	65.8%	55.2%	87.4%	51.0%	50.0%		60.6%
Policy acquisition cost and administrative expense ratio, adjusted	D/F	22.0%	26.2%	7.2%	39.8%	31.7%		28.4%
CAY P&C Combined ratio ex CATs		87.8%	81.4%	94.6%	90.8%	81.7%		89.0%
Combined ratio
Combined ratio								89.9%
Add: impact of gains and losses on crop derivatives								—
P&C Combined ratio								89.9%
Note: The ratios above are calculated using whole U.S. dollars. Accordingly, calculations using rounded amounts may differ. Letters A, B, C, D, E, and F included in the table are references for calculating the ratios above.

Other Income and Expense

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2020	2019	2020	2019
Equity in net income (loss) of partially-owned entities (1)	$479	$81	$435	$353
Gains (losses) from fair value changes in separate account assets (2)	24	(7)	8	20
Federal excise and capital taxes	(4)	(5)	(16)	(17)
Other	(14)	(12)	(55)	(30)
Total	$485	$57	$372	$326
(1)     Equity in net income (loss) of partially-owned entities includes $37 million and $86 million attributable to our investments in Huatai (Huatai Group, Huatai P&C, and Huatai Life) for the three and nine months ended September 30, 2020, respectively, compared to $30 million and $59 million, respectively, for the prior year periods.
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

Amortization of purchased intangibles and Other amortization
Amortization expense related to purchased intangibles was $72 million and $217 million for the three and nine months ended September 30, 2020, respectively, compared with $76 million and $229 million, respectively, in the prior year periods and principally relates to the Chubb Corp acquisition. The decrease in amortization expense of purchased intangibles reflects lower intangible amortization expense related to agency distribution relationships and renewal rights.

The following table presents, as of September 30, 2020, the estimated pre-tax amortization expense (benefit) of purchased intangibles, at current foreign currency exchange rates, for the fourth quarter of 2020 and the next five years:

	Associated with the Chubb Corp Acquisition
For the Years Ending December 31 (in millions of U.S. dollars)	Agency distribution relationships and renewal rights	Fair value adjustment on Unpaid losses and loss expenses	Total (1)	Other intangible assets (2)	Total Amortization of purchased intangibles
Fourth quarter of 2020	$60	$(9)	$51	$22	$73
2021	216	(20)	196	86	282
2022	196	(14)	182	98	280
2023	177	(7)	170	93	263
2024	160	(5)	155	87	242
2025	144	(6)	138	86	224
Total	$953	$(61)	$892	$472	$1,364
(1)Recorded in Corporate.
(2)Recorded in applicable segment(s) that acquired the intangible assets.

Reduction of deferred tax liability associated with intangible assets related to Other intangible assets (excluding the fair value adjustment on Unpaid losses and loss expense)
At September 30, 2020, the deferred tax liability associated with Other intangible assets (excluding the fair value adjustment on Unpaid losses and loss expense) was $1,301 million.

The following table presents, as of September 30, 2020, the expected reduction of the deferred tax liability associated with Other intangible assets (which reduces as agency distribution relationships and renewal rights and other intangible assets amortize), at current foreign currency exchange rates, for the fourth quarter of 2020 and for the next five years:

For the Years Ending December 31 (in millions of U.S. dollars)	Reduction to deferred tax liability associated with intangible assets
Fourth quarter of 2020	$18
2021	67
2022	65
2023	60
2024	55
2025	51
Total	$316

Amortization of the fair value adjustment on acquired invested assets and assumed long-term debt
The following table presents at September 30, 2020, the expected amortization expense of the fair value adjustment on acquired invested assets, at current foreign currency exchange rates, and the expected amortization benefit from the amortization of the fair value adjustment on assumed long-term debt for the fourth quarter of 2020 and for the next five years:

	Amortization (expense) benefit of the fair value adjustment on
For the Years Ending December 31 (in millions of U.S. dollars)	Acquired invested assets (1)	Assumed long-term debt (2)
Fourth quarter of 2020	$(30)	$6
2021	(110)	21
2022	(99)	21
2023	—	21
2024	—	21
2025	—	21
Total	$(239)	$111
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

Net Investment Income

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2020	2019	2020	2019
Fixed maturities (1)	$826	$862	$2,487	$2,533
Short-term investments	11	21	39	67
Other interest income	4	7	16	19
Equity securities	24	6	57	22
Other investments	18	20	59	57
Gross investment income	883	916	2,658	2,698
Investment expenses	(43)	(43)	(130)	(130)
Net investment income	$840	$873	$2,528	$2,568
(1) Includes amortization expense related to fair value adjustment on acquired invested assets related to the Chubb Corp acquisition	$(28)	$(37)	$(90)	$(126)

Net investment income is influenced by a number of factors including the amounts and timing of inward and outward cash flows, the level of interest rates, and changes in overall asset allocation. Net investment income decreased 3.8 percent and 1.6 percent for the three and nine months ended September 30, 2020, respectively, primarily due to lower reinvestment rates on new and reinvested assets, partially offset by higher average invested assets.

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

	Three Months Ended September 30		Nine Months Ended September 30
(in millions of U.S. dollars)	2020	2019	2020	2019
Total mark-to-market gain on private equity, pre-tax	$436	$34	$229	$227

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

The average duration of our fixed income securities, including the effect of options and swaps, was 4.0 years and 3.8 years at September 30, 2020 and December 31, 2019, respectively. We estimate that a 100 basis point (bps) increase in interest rates would reduce the valuation of our fixed income portfolio by approximately $4.3 billion at September 30, 2020.

We established credit loss valuation allowances as a result of our adoption of guidance on Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (CECL) on January 1, 2020 and established a valuation allowance of $69 million. The COVID-19 global pandemic and related economic conditions adversely impacted our investment portfolio and resulted in an increase in our valuation allowance. This adverse impact was mitigated by the overall high credit quality of the portfolio and the stabilization of the valuation of investment grade securities due to measures announced by the U.S. Federal Reserve, including programs to support corporate and asset backed securities. Overall, the valuation allowance increased by $10 million for the nine months ended September 30, 2020. Refer to Note 3 to the Consolidated Financial Statements for additional information on expected credit losses.

The following table shows the fair value and cost/amortized cost, net of valuation allowance, of our invested assets:

	September 30, 2020		December 31, 2019
(in millions of U.S. dollars)	Fair Value	Cost/ Amortized Cost, Net	Fair Value	Cost/ Amortized Cost
Fixed maturities available for sale	$89,852	$85,167	$85,488	$82,580
Fixed maturities held to maturity	12,473	11,651	13,005	12,581
Short-term investments	4,660	4,662	4,291	4,291
	106,985	101,480	102,784	99,452
Equity securities	3,088	3,088	812	812
Other investments	6,796	6,796	6,062	6,062
Total investments	$116,869	$111,364	$109,658	$106,326
The fair value of our total investments increased $7.2 billion during the nine months ended September 30, 2020, primarily due to the investing of operating cash flow, unrealized appreciation and the investing of debt issuance proceeds. This increase was partially offset by the payment of collateralized deposits for the purchase of additional ownership in Huatai Group.

The following tables present the fair value of our fixed maturities and short-term investments at September 30, 2020 and December 31, 2019. The first table lists investments according to type and second according to S&P credit rating:

	September 30, 2020		December 31, 2019
(in millions of U.S. dollars, except for percentages)	Fair Value	% of Total	Fair Value	% of Total
U.S. Treasury / Agency	$4,100	4%	$4,630	5%
Corporate and asset-backed securities	37,712	35%	34,259	33%
Mortgage-backed securities	21,590	20%	21,588	21%
Municipal	12,267	12%	12,824	12%
Non-U.S.	26,656	25%	25,192	25%
Short-term investments	4,660	4%	4,291	4%
Total	$106,985	100%	$102,784	100%
AAA	$16,177	15%	$15,714	15%
AA	36,759	34%	37,504	37%
A	19,359	18%	19,236	19%
BBB	17,009	16%	13,650	13%
BB	9,609	9%	9,474	9%
B	7,466	7%	6,897	7%
Other	606	1%	309	—
Total	$106,985	100%	$102,784	100%

Corporate and asset-backed securities
The following table presents our 10 largest global exposures to corporate bonds by fair value at September 30, 2020:

(in millions of U.S. dollars)	Fair Value
Wells Fargo & Co	$762
Bank of America Corp	670
JP Morgan Chase & Co	658
Comcast Corp	511
Morgan Stanley	459
Citigroup Inc	441
Verizon Communications Inc	430
AT&T Inc	393
Goldman Sachs Group Inc	377
HSBC Holdings Plc	376

Mortgage-backed securities

The following table shows the fair value and amortized cost, net of valuation allowance, of our mortgage-backed securities:

	S&P Credit Rating					Fair Value	Amortized Cost, Net
September 30, 2020 (in millions of U.S. dollars)	AAA	AA	A	BBB	BB and below	Total	Total
Agency residential mortgage-backed (RMBS)	$127	$17,765	$—	$—	$—	$17,892	$16,845
Non-agency RMBS	147	43	78	16	10	294	290
Commercial mortgage-backed securities	2,949	303	137	13	2	3,404	3,240
Total mortgage-backed securities	$3,223	$18,111	$215	$29	$12	$21,590	$20,375

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

The following table summarizes the fair value and amortized cost, net of valuation allowance, of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. government securities at September 30, 2020:

(in millions of U.S. dollars)	Fair Value	Amortized Cost, Net
Republic of Korea	$1,058	$935
Canada	942	896
United Kingdom	905	868
Province of Ontario	681	637
Kingdom of Thailand	612	528
Province of Quebec	539	501
Federative Republic of Brazil	512	502
Commonwealth of Australia	454	397
United Mexican States	453	434
Socialist Republic of Vietnam	380	264
Other Non-U.S. Government Securities	5,486	5,188
Total	$12,022	$11,150
The following table summarizes the fair value and amortized cost, net of valuation allowance, of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. corporate securities at September 30, 2020:

(in millions of U.S. dollars)	Fair Value	Amortized Cost, Net
United Kingdom	$2,288	$2,179
Canada	1,833	1,744
France	1,189	1,126
United States (1)	1,155	1,114
Australia	887	839
Netherlands	617	580
Japan	581	557
Switzerland	566	527
Germany	536	511
China	443	424
Other Non-U.S. Corporate Securities	4,539	4,364
Total	$14,634	$13,965
(1)    The countries that are listed in the non-U.S. corporate fixed income portfolio above represent the ultimate parent company's country of risk. Non-U.S. corporate securities could be issued by foreign subsidiaries of U.S. corporations.

Below-investment grade corporate fixed income portfolio
Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss from default by the borrower is greater with below-investment grade securities. Below-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than investment grade issuers. At September 30, 2020, our corporate fixed income investment portfolio included below-investment grade and non-rated securities which, in total, comprised approximately 15 percent of our fixed income portfolio. Our below-investment grade and non-rated portfolio includes over 1,400 issuers, with the greatest single exposure being $162 million.

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

Critical Accounting Estimates
As of September 30, 2020, there were no material changes to our critical accounting estimates. For a full discussion of our critical accounting estimates, refer to Item 7 in our 2019 Form 10-K.

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

The following table presents a roll-forward of our unpaid losses and loss expenses:

(in millions of U.S. dollars)	Gross Losses	Reinsurance Recoverable (1)	Net Losses
Balance at December 31, 2019	$62,690	$14,181	$48,509
Losses and loss expenses incurred	20,682	3,785	16,897
Losses and loss expenses paid	(15,561)	(3,198)	(12,363)
Other (including foreign exchange translation)	94	(1)	95
Balance at September 30, 2020	$67,905	$14,767	$53,138
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

Asbestos and Environmental (A&E)
During the three months ended September 30, 2020, we increased environmental net loss reserves for Brandywine managed operations by $35 million. A&E reserves are included in Corporate. Refer to our 2019 Form 10-K for further information on our A&E exposures.

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

Catastrophe management
We actively monitor and manage our catastrophe risk accumulation around the world such as setting risk limits based on probable maximum loss (PML) and purchasing catastrophe reinsurance. The table below presents our modeled pre-tax estimates of natural catastrophe PML, net of reinsurance, at September 30, 2020, for Worldwide, U.S. hurricane and California earthquake events, based on our in-force portfolio at July 1, 2020 and reflecting the April 1, 2020 reinsurance program (see Natural Catastrophe Property Reinsurance Program section) as well as inuring reinsurance protection coverages. According to the model, for the 1-in-100 return period scenario, there is a one percent chance that our pre-tax annual aggregate losses incurred in any year from U.S. hurricane events could be in excess of $2,720 million (or 4.8 percent of our total shareholders’ equity at September 30, 2020). These estimates assume that reinsurance recoverable is fully collectible.

	Modeled Net Probable Maximum Loss (PML) Pre-tax
	Worldwide (1)		U.S. Hurricane (2)		California Earthquake (3)
	Annual Aggregate		Annual Aggregate		Single Occurrence
(in millions of U.S. dollars, except for percentages)	Chubb	% of Total Shareholders’ Equity	Chubb	% of Total Shareholders’ Equity	Chubb	% of Total Shareholders’ Equity
1-in-10	$1,880	3.3%	$1,096	1.9%	$141	0.2%
1-in-100	$3,963	7.0%	$2,720	4.8%	$1,306	2.3%
1-in-250	$6,577	11.7%	$4,929	8.7%	$1,478	2.6%
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

Liquidity
We anticipate that positive cash flows from operations (underwriting activities and investment income) should be sufficient to cover cash outflows under most loss scenarios for the near term. In addition to cash from operations, routine sales of investments, and financing arrangements, we have agreements with a third-party bank provider which implemented two international multi-currency notional cash pooling programs to enhance cash management efficiency during periods of short-term timing mismatches between expected inflows and outflows of cash by currency. The programs allow us to optimize investment income by avoiding portfolio disruption. Should the need arise, we generally have access to capital markets and to credit facilities with letter of credit capacity of $4.0 billion with a sub-limit of $1.9 billion for revolving credit. At September 30, 2020, our usage under these facilities was $1.7 billion in letters of credit. Our access to credit under these facilities is dependent on the ability of the banks that are a party to the facilities to meet their funding commitments. The facilities require that we maintain certain financial covenants, all of which we met at September 30, 2020. Should the existing credit providers on these facilities experience financial difficulty, we may be required to replace credit sources, possibly in a difficult market. If we cannot obtain adequate capital or sources of credit on favorable terms, on a timely basis, or at all, our business, operating results, and financial condition could be adversely affected. To date, we have not experienced difficulty accessing our credit facilities.

The payment of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction, as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies. During the nine months ended September 30, 2020, we were able to meet all our obligations, including the payments of dividends on our Common Shares, with our net cash flows.

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions as well as the subsidiary’s financial condition are paramount to the dividend decision. Chubb Limited received dividends of $800 million and $200 million from its Bermuda subsidiaries during the nine months ended September 30, 2020 and 2019, respectively. Chubb Limited also received non-cash dividends of $844 million and nil from a Swiss subsidiary during the nine months ended September 30, 2020 and 2019, respectively.

The payment of any dividends from CGM or its subsidiaries is subject to applicable U.K. insurance laws and regulations. In addition, the release of funds by Syndicate 2488 to subsidiaries of CGM is subject to regulations promulgated by the Society of Lloyd’s. The U.S. insurance subsidiaries of Chubb INA Holdings Inc. (Chubb INA) may pay dividends, without prior regulatory approval, subject to restrictions set out in state law of the subsidiary’s domicile (or, if applicable, commercial domicile). Chubb INA’s international subsidiaries are also subject to insurance laws and regulations particular to the countries in which the subsidiaries operate. These laws and regulations sometimes include restrictions that limit the amount of dividends payable without prior approval of regulatory insurance authorities. Chubb Limited received no dividends from CGM or Chubb INA during the nine months ended September 30, 2020 and 2019. Debt issued by Chubb INA is serviced by statutorily permissible distributions by Chubb INA’s insurance subsidiaries to Chubb INA as well as other group resources. Chubb INA received dividends of $180 million and $1.7 billion from its subsidiaries during the nine months ended September 30, 2020 and 2019, respectively.

Cash Flows
Our sources of liquidity include cash from operations, routine sales of investments, and financing arrangements. The following is a discussion of our cash flows for the nine months ended September 30, 2020 and 2019.

Operating cash flows were $7.2 billion in the nine months ended September 30, 2020, compared to $4.9 billion in the prior year period, an increase of $2.3 billion, principally reflecting higher premiums collected and reduced payment activity due to the economic slowdown related to COVID-19 pandemic.

Cash used for investing was $6.7 billion in the nine months ended September 30, 2020, compared to $3.6 billion in the prior year period. The current year included a payment of $1,054 million and a deposit, net of return, of approximately $500 million for the purchase of an additional 22.4 percent ownership in Huatai Group, while the prior year included the purchase of an additional 6.2 percent ownership interest in Huatai Group for $329 million. Refer to Note 2 to the Consolidated Financial Statements for additional information. In addition, the current year had cash used of $4.3 billion for net investments purchased, excluding derivative settlements, compared to cash used of $2.0 billion in the prior year.

Cash used for financing was $234 million in the nine months ended September 30, 2020, compared to $1.1 billion in the prior year period, a decrease of $890 million principally from fewer share repurchases in the current year due to the suspension of share repurchases in April 2020. Refer to Note 9 to the Consolidated Financial Statements for additional information on share repurchases.

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

We use repurchase agreements as a funding alternative. At September 30, 2020, there were $1.4 billion in repurchase agreements outstanding with various maturities over the next five months.

Capital Resources
Capital resources consist of funds deployed or available to be deployed to support our business operations.

	September 30	December 31
(in millions of U.S. dollars, except for ratios)	2020	2019
Short-term debt	$1,300	$1,299
Long-term debt	14,830	13,559
Total financial debt	16,130	14,858
Trust preferred securities	308	308
Total shareholders’ equity	56,413	55,331
Total capitalization	$72,851	$70,497
Ratio of financial debt to total capitalization	22.1%	21.1%
Ratio of financial debt plus trust preferred securities to total capitalization	22.5%	21.5%

Repurchase agreements are excluded from the table above and are disclosed separately from short-term debt in the Consolidated balance sheets. The repurchase agreements are collateralized borrowings where we maintain the right and ability to redeem the collateral on short notice, unlike short-term debt which comprises the current maturities of our long-term debt instruments.

In September 2020, Chubb INA Holdings Inc. (Chubb INA) issued $1.0 billion of 1.375 percent senior notes due September 2030. At September 30, 2020 and December 31, 2019, total debt included $2.3 billion and $1.3 billion, respectively, of senior notes issued to provide proceeds to retire existing debt coming due in November 2022 and November 2020, respectively. These prefundings had the effect of increasing the leverage ratios at September 30, 2020 and December 31, 2019 by 2.5 percentage points and 1.4 percentage points, respectively. Refer to Note 7 to the Consolidated Financial Statements for additional details about the debt issued.

For the nine months ended September 30, 2020, we repurchased $326 million of Common Shares in a series of open market transactions under the Board of Directors (Board) share repurchase authorization. At September 30, 2020, there were 26,229,070 Common Shares in treasury with a weighted average cost of $135.00 per share, and $1.12 billion in share repurchase authorization remained through December 31, 2020. We suspended share repurchase activity during the second and third quarters of 2020, given the economic environment. Subsequently, we resumed share repurchases, and on October 29, 2020, we repurchased 52,500 Common Shares for a total of $7 million in a series of open market transactions. At October 29, 2020, $1.12 billion in share repurchase authorization remained through December 31, 2020.

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

The following table represents dividends paid per Common Share to shareholders of record on each of the following dates:

Shareholders of record as of:	Dividends paid as of:
December 20, 2019	January 10, 2020	$0.75 (CHF 0.74)
March 20, 2020	April 10, 2020	$0.75 (CHF 0.72)
June 19, 2020	July 10, 2020	$0.78 (CHF 0.75)
September 18, 2020	October 9, 2020	$0.78 (CHF 0.71)

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

The tables below are estimates of the sensitivities to instantaneous changes in economic inputs (e.g., equity shock, interest rate shock etc.) or actuarial assumptions at September 30, 2020 of the FVL and of the fair value of specific derivative instruments held (hedge value) to partially offset the risk in the variable annuity guarantee reinsurance portfolio. The following assumptions should be considered when using the below tables:

•No changes to the benefit ratio used to establish benefit reserves at September 30, 2020.

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

•The hedge sensitivity is from September 30, 2020 market levels and only applicable to the equity and interest rate sensitivities table below.

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

•In addition, the tables below do not reflect the expected quarterly run rate of net income generated by the variable annuity guarantee reinsurance portfolio if markets remain unchanged during the period. All else equal, if markets remain unchanged during the period, the Gross FVL will increase, resulting in a realized loss. This realized loss occurs primarily because the guarantees provided in the underlying contracts continue to become more valuable even when markets remain unchanged. We refer to this increase in Gross FVL as “timing effect”. The unfavorable impact of timing effect on our Gross FVL in a quarter is not reflected in the sensitivity tables below. For this reason, when using the tables below to estimate the sensitivity of Gross FVL in the fourth quarter of 2020 to various changes, it is necessary to assume an additional $5 million to $45 million increase in Gross FVL and realized losses. The impact to Net income is partially mitigated because this realized loss is partially offset by the positive quarterly run rate of Life Insurance underwriting income generated by the variable annuity guarantee reinsurance portfolio if markets remain unchanged during the period. Note that both the timing effect and the quarterly run rate of Life Insurance underwriting income change over time as the book ages.

	Sensitivities to equity and interest rate movements
	(in millions of U.S. dollars)	Worldwide Equity Shock
	Interest Rate Shock	+10%	Flat	-10%	-20%	-30%	-40%
+100 bps	(Increase)/decrease in Gross FVL	$386	$243	$80	$(105)	$(313)	$(545)
	Increase/(decrease) in hedge value	(65)	—	65	130	195	259
	Increase/(decrease) in net income	$321	$243	$145	$25	$(118)	$(286)
Flat	(Increase)/decrease in Gross FVL	$157	$—	$(177)	$(375)	$(596)	$(834)
	Increase/(decrease) in hedge value	(65)	—	65	130	195	259
	Increase/(decrease) in net income	$92	$—	$(112)	$(245)	$(401)	$(575)
-100 bps	(Increase)/decrease in Gross FVL	$(52)	$(220)	$(406)	$(618)	$(847)	$(1,097)
	Increase/(decrease) in hedge value	(65)	—	65	130	195	259
	Increase/(decrease) in net income	$(117)	$(220)	$(341)	$(488)	$(652)	$(838)

	Sensitivities to Other Economic Variables	AA-rated Credit Spreads		Interest Rate Volatility		Equity Volatility
	(in millions of U.S. dollars)	+100 bps	-100 bps	+2%	-2%	+2%	-2%
	(Increase)/decrease in Gross FVL	$87	$(96)	$(1)	$1	$(9)	$9
	Increase/(decrease) in net income	$87	$(96)	$(1)	$1	$(9)	$9

	Sensitivities to Actuarial Assumptions			Mortality
	(in millions of U.S. dollars)			+20%	+10%	-10%	-20%
	(Increase)/decrease in Gross FVL			$21	$11	$(11)	$(22)
	Increase/(decrease) in net income			$21	$11	$(11)	$(22)

				Lapses
	(in millions of U.S. dollars)			+50%	+25%	-25%	-50%
	(Increase)/decrease in Gross FVL			$131	$68	$(73)	$(153)
	Increase/(decrease) in net income			$131	$68	$(73)	$(153)

				Annuitization
	(in millions of U.S. dollars)			+50%	+25%	-25%	-50%
	(Increase)/decrease in Gross FVL			$(606)	$(322)	$372	$794
	Increase/(decrease) in net income			$(606)	$(322)	$372	$794

Variable Annuity Net Amount at Risk
All our VA reinsurance treaties include annual or aggregate claim limits and many include an aggregate deductible which limit the net amount at risk under these programs. The tables below present the net amount at risk at September 30, 2020 following an immediate change in equity market levels, assuming all global equity markets are impacted equally.

a) Reinsurance covering the GMDB risk only

	Equity Shock
(in millions of U.S. dollars)	+20%	Flat	-20%	-40%	-60%	-80%
GMDB net amount at risk	$265	$272	$479	$801	$803	$678
Claims at 100% immediate mortality	161	186	174	159	142	125

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

b) Reinsurance covering the GLB risk only

	Equity Shock
(in millions of U.S. dollars)	+20%	Flat	-20%	-40%	-60%	-80%
GLB net amount at risk	$1,119	$1,581	$2,099	$2,616	$3,022	$3,324

The treaty claim limits cause the net amount at risk to increase at a declining rate as equity markets fall.
c) Reinsurance covering both the GMDB and GLB risks on the same underlying policyholders

	Equity Shock
(in millions of U.S. dollars)	+20%	Flat	-20%	-40%	-60%	-80%
GMDB net amount at risk	$43	$51	$62	$73	$83	$91
GLB net amount at risk	381	490	626	775	926	993
Claims at 100% immediate mortality	35	34	34	34	34	34
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

ITEM 4. Controls and Procedures
Chubb’s management, with the participation of Chubb’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Chubb’s disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as of September 30, 2020. Based upon that evaluation, Chubb’s Chief Executive Officer and Chief Financial Officer concluded that Chubb’s disclosure controls and procedures are effective in allowing information required to be disclosed in reports filed under the Securities Exchange Act of 1934 to be recorded, processed, summarized, and reported within time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to Chubb’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in Chubb's internal controls over financial reporting during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, Chubb's internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings
The information required with respect to this item is included in Note 8 g) to the Consolidated Financial Statements, which is hereby incorporated herein by reference.

ITEM 1A. Risk Factors
There have been no material changes to the risk factors described under "Risk Factors" under Item 1A of Part I of our 2019 Form 10-K and "Risk Factors" under Item 1A of Part II of our Form 10-Q for the quarterly period ended March 31, 2020.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

Issuer’s Repurchases of Equity Securities
The following table provides information with respect to purchases by Chubb of its Common Shares during the three months ended September 30, 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan (2)
July 1 through July 31	2,259	$126.65	—	$1.12	billion
August 1 through August 31	2,649	$127.23	—	$1.12	billion
September 1 through September 30	1,070	$125.09	—	$1.12	billion
Total	5,978	$126.63	—
(1)This column represents open market share repurchases and the surrender to Chubb of Common Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and the exercising of options by employees. We did not engage in any share repurchase activity during the three months ended September 30, 2020.
(2)Refer to Note 9 to the Consolidated Financial Statements for more information on the Chubb Limited securities repurchase authorization. In November 2019, the Board authorized the repurchase of up to $1.5 billion of Chubb's Common Shares from November 21, 2019 through December 31, 2020. We suspended share repurchase activity during the second and third quarters of 2020, given the economic environment. Subsequently, we resumed share repurchases, and on October 29, 2020, we repurchased 52,500 Common Shares for a total of $7 million in a series of open market transactions. At October 29, 2020, $1.12 billion in share repurchase authorization remained through December 31, 2020.

ITEM 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
3.1	Articles of Association of the Company, as amended	8-K	3.1	August 4, 2020

3.2	Organizational Regulations of the Company, as amended	8-K	3.1	November 21, 2016

4.1	Articles of Association of the Company, as amended	8-K	4.1	August 4, 2020

4.2	Organizational Regulations of the Company, as amended	8-K	3.1	November 21, 2016

4.3	Form of Officer's Certificate related to the 1.375% Senior Notes due 2030	8-K	4.1	September 17, 2020

4.4	Form of Global Note for the 1.375% Senior Notes due 2030	8-K	4.2	September 17, 2020

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

101.1	The following financial information from Chubb Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in Inline XBRL:
	(i) Consolidated Balance Sheets at September 30, 2020, and December 31, 2019; (ii) Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2020 and 2019; (iii) Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2020 and 2019; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019; and (v) Notes to Consolidated Financial Statements				X

104.1	The Cover Page Interactive Data File formatted in Inline XBRL (The cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101.1)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHUBB LIMITED
(Registrant)

October 30, 2020	/s/ Evan G. Greenberg
Evan G. Greenberg
Chairman, President and Chief Executive Officer

October 30, 2020	/s/ Philip V. Bancroft
Philip V. Bancroft
Executive Vice President and Chief Financial Officer