Form 10-K
period 2020-12-31
Chubb Ltd
filed 2021-02-25
CIK 896159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates as of June 30, 2020 (the last business day of the registrant's most recently completed second fiscal quarter), was approximately $57 billion. For the purposes of this computation, shares held by directors and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.
As of February 11, 2021, there were 450,224,906 Common Shares par value CHF 24.15 of the registrant outstanding.

Documents Incorporated by Reference
Certain portions of the registrant's definitive proxy statement relating to its 2021 Annual General Meeting of Shareholders are incorporated by reference into Part III of this report.

CHUBB LIMITED INDEX TO 10-K

PART I

ITEM 1. Business

General
Chubb Limited is the Swiss-incorporated holding company of the Chubb Group of Companies. Chubb Limited, which is headquartered in Zurich, Switzerland, and its direct and indirect subsidiaries (collectively, the Chubb Group of Companies, Chubb, we, us, or our) are a global insurance and reinsurance organization, serving the needs of a diverse group of clients worldwide. At December 31, 2020, we had total assets of $191 billion and shareholders’ equity of $59 billion. Chubb was incorporated in 1985 at which time it opened its first business office in Bermuda and continues to maintain operations in Bermuda. We have grown our business through increased premium volume, expansion of product offerings and geographic reach, and the acquisition of other companies to become a global property and casualty (P&C) leader.

During 2020, we completed the purchase of an additional 16.2 percent ownership interest in Huatai Insurance Group Co., Ltd. (Huatai Group) bringing our aggregate ownership interest from 30.9 percent to 47.1 percent as of December 31, 2020. On December 30, 2019, we acquired Banchile Seguros de Vida, an insurance company providing both life and property and casualty coverages in Chile. The results of Huatai Group and Banchile Seguros de Vida are included in the Overseas General Insurance and Life Insurance segments as appropriate, determined by the type of policy written. Refer to Note 2 to the Consolidated Financial Statements for additional information.

With operations in 54 countries and territories, Chubb provides commercial and personal property and casualty insurance, personal accident and supplemental health insurance (A&H), reinsurance, and life insurance to a diverse group of clients. We provide commercial insurance products and service offerings such as risk management programs, loss control, and engineering and complex claims management. We provide specialized insurance products ranging from Directors & Officers (D&O) and professional liability to various specialty-casualty and umbrella and excess casualty lines to niche areas such as aviation and energy. We also offer personal lines insurance coverage including homeowners, automobile, valuables, umbrella liability, and recreational marine products. In addition, we supply personal accident, supplemental health, and life insurance to individuals in select countries.

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

Human Capital Management
Our employees are critical to our mission to protect the present and build a better future, by providing our customers with the security from risk that allows people and businesses to grow and prosper. To accomplish this mission, we seek to attract and retain the very best insurance professionals and to provide an inclusive and supportive culture that allows all of our employees to reach their full potential as we deliver insurance solutions and claims service for individuals, families and businesses of all sizes. Our highly collaborative, inclusive approach helps us drive better business outcomes. We track and report internally on key talent metrics including employee demographics, critical role succession planning, diversity data, and employee retention and engagement. This information is regularly reported to senior management as well as the Chubb Board of Directors. At December 31, 2020, we employed approximately 31,000 people in 54 countries and territories around the world, including 53 percent in North America, 12 percent in Europe, Eurasia and Africa, 19 percent in Asia, and 16 percent in Latin America. We believe that employee relations are good.

Diversity and inclusion
Diversity and inclusion are integral to Chubb’s culture. We recognize our responsibility to provide opportunity within our own organization, where we aim to foster a diverse and inclusive meritocracy. Our extensive efforts in this area include mentorships, affinity groups, diversity awareness training, and education, open dialogue on race and racism, management development programs, and considering a diverse pool of candidates in recruiting and promotion.

Examples of initiatives include Business Roundtables (our employee affinity groups) and Regional Inclusion Councils, which promote dynamic networking across the business and engage hundreds of employees in constructive dialogue. These circles of support focus on employee onboarding, development and retention and help us build stronger relationships with, and gain deeper insights into, our varied customer and distribution partner communities. Other programs include Chubb Start, which supports the continuous professional development of women who are early in their careers, and Chubb Signatures, a global and regional lecture series for successful senior women, diverse men and inclusion champions to share their unique backgrounds, experiences and hard-earned lessons in business. In addition, we remain attuned to demographic shifts within our workforce and society to evaluate and update employee policies, procedures and systems that reflect this commitment. We depend on our culture of leadership accountability to continue progress in diversity and inclusion at Chubb.

Attraction, Development, and Retention
The foundation to Chubb’s long-term success is our disciplined approach to attracting, developing and retaining the next generation of insurance professional and leaders. We strive to be an inclusive meritocracy, where all employees regardless of race, gender or background can thrive. Learning and professional development are central to the Chubb culture, and we are committed to providing opportunities to evolve professionally. Our talent development efforts are for all employee levels and we expect our employees to own and drive their development by availing themselves of the structured and unstructured learning we offer, including on-the-job training, through personal interaction and involvement, or via online and classroom learning. Chubb has made substantial investments for a robust technical and leadership development environment and, where appropriate, fills open positions with internal sourcing of talent.

Compensation and Benefits
Chubb is committed to delivering competitive compensation and benefits to its employees worldwide as a means to attract and retain a highly qualified, experienced, talented and motivated workforce. We vary and adjust our offerings to support the human resources requirements of our business in markets around the world in which we operate. Additionally, we structure our compensation programs for leaders to include a mix of short- and long-term awards, with a focus on linking pay to Chubb's performance and the enhancement of shareholder value over the medium- and long-term.

Segment Information
Chubb operates through six business segments: North America Commercial P&C Insurance, North America Personal P&C Insurance, North America Agricultural Insurance, Overseas General Insurance, Global Reinsurance, and Life Insurance. In 2020, consolidated net premiums earned was $33.1 billion. Additional financial information about our segments, including net premiums earned by geographic region, is included in Note 15 to the Consolidated Financial Statements.

North America Commercial P&C Insurance (42 percent of 2020 Consolidated NPE)

Overview
The North America Commercial P&C Insurance segment comprises operations that provide P&C insurance and services to large, middle market, and small commercial businesses in the U.S., Canada, and Bermuda. This segment includes:
•Major Accounts, the retail division focused on large institutional organizations and corporate companies
•Commercial Insurance, which includes the retail division focused on middle market customers and small businesses
•Westchester and Chubb Bermuda, our wholesale and specialty divisions

Products and Distribution
Major Accounts provides a broad array of commercial lines of products and services, including traditional and specialty P&C, and risk management, as well as consumer A&H products to large U.S. and Canadian-based institutional organizations and corporate companies. Major Accounts distributes its insurance products primarily through a limited number of retail brokers. In addition to using brokers, certain products are also distributed through general agents, independent agents, managing general agents (MGA), managing general underwriters, alliances, affinity groups, and direct marketing operations. Products and services offered include property, professional liability, cyber risk, excess casualty, workers’ compensation, general liability, automobile liability, commercial marine, surety, environmental, construction, medical risk, inland marine, A&H coverages, as well as claims and risk management products and services.

The Major Accounts operations, which represented approximately 41 percent of North America Commercial P&C Insurance’s net premiums earned in 2020, are organized into the following distinct business units, each offering specialized products and services targeted at specific markets:
•Chubb Global Casualty offers a range of customized risk management primary casualty products designed to help large insureds, including national accounts, and managing risk for workers’ compensation, general liability and automobile liability coverages as well as offering casualty insurance solutions for commercial real estate. Chubb Global Casualty also provides products which insure specific global operating risks of U.S.-based multinational companies and include deductible programs, captive programs, and paid or incurred loss retrospective plans. Within Chubb Global Casualty, Chubb Alternative Risk Solutions Group underwrites contractual indemnification policies which provides prospective coverage for loss events within the insured’s policy retention levels and underwrites assumed loss portfolio transfer (LPT) contracts in which insured loss events have occurred prior to the inception of the contract.
•Property provides products and services including primary, quota share and excess all-risk insurance, risk management programs and services, commercial, inland marine, and aerospace products.
•Casualty Risk provides coverages including umbrella and excess liability, environmental risk, casualty programs for commercial construction related projects for companies and institutions, and medical risk specialty liability products for the healthcare industry.
•Surety offers a wide variety of surety products and specializes in underwriting both commercial and contract bonds and has the capacity for bond issuance on an international basis.
•Accident & Health (A&H) products include employee benefit plans, occupational accident, student accident, and worldwide travel accident and global medical programs. With respect to products that include supplemental medical and hospital indemnity coverages, we typically pay fixed amounts for claims and are therefore insulated from rising healthcare costs. A&H also provides specialty personal lines products, including credit card enhancement programs (identity theft, rental car collision damage waiver, trip travel, and purchase protection benefits) distributed through affinity groups.
•Financial Lines provides management liability and professional liability (D&O and E&O), transactional risk and cyber risk products to public companies as well as to private and not for profit organizations.
•ESIS Inc. (ESIS) is an in-house third-party claims administrator that performs claims management and risk control services for domestic and international organizations as well as for the North America Commercial P&C Insurance segment. ESIS services include comprehensive medical managed care; integrated disability services; pre-loss control and risk management; health, safety and environmental consulting; salvage and subrogation; and healthcare recovery services. The net results for ESIS are included in North America Commercial P&C Insurance’s administrative expenses.

The Commercial Insurance operations, which include Small Commercial, represented approximately 40 percent of North America Commercial P&C Insurance’s net premiums earned in 2020. Commercial Insurance provides a broad range of P&C, financial lines, and A&H products targeted to U.S and Canadian-based middle market customers in a variety of industries, while the Small Commercial operations provide a broad range of property and casualty, workers' compensation, small commercial management and professional liability for small businesses based in the U.S.
•Commercial Insurance products and services offered include traditional property and casualty lines of business, including Package, which combines property and general liability, workers' compensation, automobile, umbrella; financial lines of business, including professional liability, management liability and cyber risk coverage; and other lines including environmental, A&H, and international coverages. Commercial Insurance distributes its insurance products through a North American network of independent retail agents, and regional, multinational and digital brokers. Generally, our customers purchase insurance through a single retail agent or broker, do not employ a risk management department, and do not retain significant risk through self-insured retentions. The majority of our customers purchase a Package product or a portfolio of products, which is a collection of insurance offerings designed to cover various needs.
•Small Commercial Insurance products and services offered include property and casualty lines of business, including a business owner policy which contains property and general liability; financial lines, including professional liability, management liability, cyber risk; and other lines including workers’ compensation, automobile liability, and international coverages. Products are generally offered through a North American network of independent agents and brokers, as well as eTraditional, which are digital platforms where we electronically quote, bind, and issue for agents and brokers. An example of this is the Chubb Marketplace.

Wholesale and Specialty, which represented approximately 19 percent of North America Commercial P&C Insurance’s net premiums earned in 2020, comprises Westchester and Chubb Bermuda.
•Westchester serves the market for business risks that tend to be hard to place or not easily covered by traditional policies due to unique or complex exposures and provides specialty products for property, casualty, environmental, professional liability, inland marine, product recall, small business, binding and program coverages in the U.S., Canada, and Bermuda. Products are offered through the wholesale distribution channel.
•Chubb Bermuda provides commercial insurance products on an excess basis including excess liability, D&O, professional liability, property, and political risk, the latter being written by Sovereign Risk Insurance Ltd., a wholly-owned managing agent. Chubb Bermuda focuses on Fortune 1000 companies and targets risks that are generally low in frequency and high in severity. Products are offered primarily through the Bermuda offices of major, internationally recognized insurance brokers.

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
North America Personal P&C Insurance (15 percent of 2020 Consolidated NPE)

Overview
The North America Personal P&C Insurance segment includes the business written by Chubb Personal Risk Services division, which includes high net worth personal lines business, with operations in the U.S. and Canada. This segment provides affluent and high net worth individuals and families with homeowners, automobile and collector cars, valuable articles (including fine arts), personal and excess liability, travel insurance, and recreational marine insurance and services. Our homeowners business, including valuable articles, represented 68 percent of North America Personal P&C Insurance’s net premiums earned in 2020.

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
North America Agricultural Insurance (6 percent of 2020 Consolidated NPE)

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

•MPCI is federally subsidized crop protection from numerous causes of loss, including drought, excessive moisture, freeze, disease and more. The MPCI program is offered in conjunction with the U.S. Department of Agriculture. MPCI products include revenue protection (defined as providing both commodity price and yield coverages), yield protection, margin protection, prevented planting coverage and replant coverage. For additional information on our MPCI program, refer to “Crop Insurance” under Item 7.
•Crop-Hail coverage provides crop protection from damage caused by hail and/or fire, with options in some markets for other perils such as wind or theft. Coverage is provided on an acre-by-acre basis and is available in the U.S. and in some parts of Canada. Crop-Hail can be used in conjunction with MPCI or other comprehensive coverages to offset the deductible and provide protection up to the actual cash value of the crop.

Chubb Agribusiness comprises Commercial Agribusiness and Farm and Ranch Agribusiness.

•Commercial Agribusiness offers specialty P&C coverages for commercial companies that manufacture, process and distribute agricultural products. Commercial products and services include property, general liability for premises/operations and product liability, commercial automobile, workers' compensation, employment practices liability coverage, built-in coverage for premises pollution, cyber and information security, and product withdrawal.

•Farm and Ranch Agribusiness offers an extensive line of coverages for farming operations from Hobby/Gentleman farms to complex corporate farms and equine services including personal use, boarding, and training. Coverages include farm and ranch structures, machinery and other equipment, automobile and other vehicle coverages, and livestock.

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

Overseas General Insurance (28 percent of 2020 Consolidated NPE)

Overview
The Overseas General Insurance segment comprises Chubb International and Chubb Global Markets (CGM). CGM, our London-based international specialty and excess and surplus lines business, includes Lloyd's of London (Lloyd's) Syndicate 2488, a wholly-owned Chubb syndicate supported by funds at Lloyd’s provided by Chubb Corporate Members. Syndicate 2488 has an underwriting capacity of £550 million for the Lloyd’s 2021 account year. The syndicate is managed by Chubb’s Lloyd’s managing agency, Chubb Underwriting Agencies Limited.

Products and Distribution
Chubb International maintains a presence in every major insurance market in the world and is organized geographically along product lines as follows: Europe, Asia Pacific and Far East, Eurasia and Africa, and Latin America. Products offered include commercial P&C lines, including specialty coverages and services, and consumer lines, including A&H and personal lines insurance products. Chubb International's P&C business is generally written, on both a direct and assumed basis, through major international, regional, and local brokers and agents. Certain branded products are also offered via digital-commerce platforms, allowing agents and brokers to quote, bind, and issue policies at their convenience. Property insurance products include traditional commercial fire coverage, as well as energy industry-related, marine, construction, and other technical coverages. Principal casualty products are commercial primary and excess casualty, environmental, and general liability. A&H and other consumer lines products are distributed through brokers, agents, direct marketing programs, including thousands of telemarketers, and sponsor relationships. The A&H operations primarily offer personal accident and supplemental medical coverages including accidental death, business/holiday travel, specified disease, disability, medical and hospital indemnity, and income protection. We are not in the primary healthcare business. With respect to our supplemental medical and hospital indemnity products, we typically pay fixed amounts for claims and are therefore largely insulated from the direct impact of rising healthcare costs. Chubb International specialty coverages include D&O, professional indemnity, cyber, surety, aviation, political risk, and specialty personal lines products. Chubb International personal lines operations provide a wide range of consumer lines products to meet the needs of specific target markets around the world. Products include high net worth homes, traditional homeowners, automobile, and specialty products that cover smart phones, spectacles and personal cyber risk.

Chubb International’s presence in China also includes its 47.1 percent ownership interest in Huatai Group. Huatai Group wholly owns Huatai Property & Casualty Insurance Co., Ltd. (Huatai P&C). Therefore, Chubb owns an approximately 47.1 percent indirect ownership interest in Huatai P&C, which provides a range of commercial and personal P&C products in China, including property, professional liability, product liability, employer liability, business interruption, marine cargo, personal accident and specialty risk. These products are marketed through a variety of distribution channels including over 200 licensed sales locations in 28 Chinese provinces. Chubb is in the process of increasing its ownership interest in Huatai Group.

CGM offers products through its parallel distribution network via two legal entities, Chubb European Group SE (CEG) and Chubb Underwriting Agencies Limited, managing agent of Syndicate 2488. CGM uses the Syndicate to underwrite P&C business on a global basis through Lloyd's worldwide licenses. CGM uses CEG to underwrite similar classes of business through its network of U.K. and European licenses, and in the U.S. where it is eligible to write excess and surplus lines business. Factors influencing the decision to place business with the Syndicate or CEG include licensing eligibilities, capitalization requirements, and client/broker preference. All business underwritten by CGM is accessed through registered brokers. The main lines of business include aviation, property, energy, professional lines, marine, financial lines, and political risk.

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
Global Reinsurance (2 percent of 2020 Consolidated NPE)

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

Products and Distribution
Global Reinsurance services clients globally through its major units. Major international brokers submit business to one or more of these units' underwriting teams who have built strong relationships with both key brokers and clients by providing a responsive, client-focused approach to risk assessment and pricing. Global Reinsurance’s diversified portfolio is produced through reinsurance intermediaries.

Chubb Tempest Re Bermuda principally provides property catastrophe reinsurance to insurers of commercial and personal property. Property catastrophe reinsurance is on an occurrence or aggregate basis and protects a ceding company against an accumulation of losses covered by its issued insurance policies, arising from a common event or occurrence. Chubb Tempest Re Bermuda underwrites reinsurance principally on an excess of loss basis, meaning that its exposure only arises after the ceding company's accumulated losses have exceeded the attachment point of the reinsurance policy. Chubb Tempest Re Bermuda also writes other types of reinsurance on a limited basis for selected clients.

Chubb Tempest Re USA writes all lines of traditional and specialty P&C reinsurance for the North American market, principally on a treaty basis, with a focus on writing property and casualty reinsurance. Chubb Tempest Re USA underwrites reinsurance on both a proportional and excess of loss basis.

Chubb Tempest Re International provides traditional and specialty P&C reinsurance to insurance companies worldwide, with emphasis on non-U.S. and non-Canadian risks. Chubb Tempest Re International writes all lines of traditional and specialty reinsurance including property, property catastrophe, casualty, marine, and specialty through our London- and Zurich-based offices. Chubb Tempest Re International underwrites reinsurance on both a proportional and excess of loss basis.

Chubb Tempest Re Canada offers a full array of traditional and specialty P&C, and reinsurance to the Canadian market, including casualty, property, property catastrophe, surety, and crop hail. Chubb Tempest Re Canada provides coverage through its Canadian company platform. Chubb Tempest Re Canada underwrites reinsurance on both a proportional and excess of loss basis.

Competitive Environment
The Global Reinsurance segment competes worldwide with major U.S. and non-U.S. reinsurers as well as reinsurance departments of numerous multi-line insurance organizations. In addition, capital markets participants have developed alternative capital sources intended to compete with traditional reinsurance. Additionally, government sponsored or backed catastrophe funds can affect demand for reinsurance. Global Reinsurance is typically involved in the negotiation and quotation of the terms and conditions of the majority of the contracts in which it participates. Global Reinsurance competes effectively in P&C markets worldwide because of Chubb's strong capital position, analytical capabilities, experienced underwriting team and quality customer service. The key competitors in our markets vary by geographic region and product line. An advantage of our international platform is that we can change our mix of business in response to changes in competitive conditions in the territories in which we operate. Our geographic reach is also sought by multinational ceding companies since our offices, except for Bermuda, provide local reinsurance license capabilities which benefit our clients in dealing with country regulators.

Life Insurance (7 percent of 2020 Consolidated NPE)

Overview
The Life Insurance segment comprises Chubb's international life operations (Chubb Life), Chubb Tempest Life Re (Chubb Life Re), and the North American supplemental A&H and life business of Combined Insurance.

Products and Distribution
Chubb Life provides individual life and group benefit insurance primarily in Asia, including Hong Kong, Indonesia, South Korea, Taiwan, Thailand, Vietnam, and Myanmar; throughout Latin America; selectively in Europe; Egypt; and in China through our direct and indirect investments in Huatai Group and Huatai Life Insurance Co., Ltd. (Huatai Life). Chubb Life offers a broad portfolio of protection and savings products including whole life, endowment plans, individual term life, group term life, medical and health, personal accident, credit life, universal life, Group Employee benefits, unit linked contracts, and credit protection insurance for automobile, motorcycle and home loans. The policies written by Chubb Life generally provide funds to beneficiaries of insureds after death and/or protection and/or savings benefits while the contract owner is living. Chubb Life sells to consumers through a variety of distribution channels including captive and independent agencies, bancassurance, worksite marketing, retailers, brokers, telemarketing, mobilassurance, and direct to consumer marketing. We continue to expand Chubb Life with a focus on opportunities in developing markets that we believe will result in strong and sustainable operating profits as well as a favorable return on capital commitments over time. Our dedicated captive agency distribution channel, whereby agents sell Chubb Life products exclusively, enables us to maintain direct contact with the individual consumer, promote quality sales practices, and exercise greater control over the future of the business. We have developed a substantial sales force of agents principally located in our Asia-Pacific countries. As of December 31, 2020, Chubb had a 57.5 percent direct and indirect ownership interest in Huatai Life, comprising a 20 percent direct ownership interest as well as a 37.5 percent indirect ownership interest through Huatai Group, the parent company of Huatai Life. Huatai Life commenced operations in 2005 and has since grown to become one of the larger life insurance foreign joint ventures in China. Huatai Life offers a broad portfolio of insurance products including whole life, universal life, medical and health, personal accident and disability. These products are marketed through a variety of distribution channels including approximately 454 licensed sales locations in 20 Chinese provinces. Chubb is in the process of increasing its ownership interest in Huatai Group. We also have an indirect investment in Huatai Asset Management, a third-party investment management firm, through our direct ownership in Huatai Group.

Chubb Life Re's core business is a Bermuda-based operation which provides reinsurance to primary life insurers, focusing on guarantees included in certain variable annuity products and also on more traditional mortality reinsurance protection. Chubb Life Re's U.S.-based traditional life reinsurance operation was discontinued for new business in January 2010. Since 2007, Chubb Life Re has not quoted on new opportunities in the variable annuity reinsurance marketplace and our focus has been on managing the current portfolio of risk, both in the aggregate and on a contract basis. This business is managed with a long-term perspective and short-term net income volatility is expected.

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

Actuaries in each region work closely with the underwriting teams to provide additional expertise in the underwriting process. We use internal and external data together with sophisticated analytical, catastrophe loss and risk modeling techniques to ensure an appropriate understanding of risk, including diversification and correlation effects, across different product lines and territories. We recognize that climate changes and weather patterns are integral to our underwriting process and we continually adjust our process to address these changes. This is intended to help ensure that exposures are priced appropriately and resulting losses are contained within our risk tolerance and appetite for individual product lines, businesses, and Chubb as a whole. Our use of such tools and data also reflects an understanding of their inherent limitations and uncertainties.

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

Unpaid Losses and Loss Expenses
We establish reserves for unpaid losses and loss expenses, which are estimates of future payments on reported and unreported claims for losses and related expenses, with respect to insured events that have occurred. These reserves are recorded in Unpaid losses and loss expenses in the Consolidated balance sheets. The process of establishing loss and loss expense reserves for P&C claims can be complex and is subject to considerable uncertainty as it requires the use of informed estimates and judgments based on circumstances known at the date of accrual. These estimates and judgments are based on numerous factors, and may be revised as additional experience and other data become available and are reviewed, as new or improved methodologies are developed, or as laws change. Internal actuaries regularly analyze the levels of loss and loss expense reserves, taking into consideration factors that may impact the ultimate settlement value of the unpaid losses and loss expenses. These analyses could result in future changes in the estimates of loss and loss expense reserves or reinsurance recoverables and any such changes would be reflected in our results of operations in the period in which the estimates are changed. Losses and loss expenses are charged to income as incurred. The reserve for unpaid losses and loss expenses represents the estimated ultimate losses and loss expenses less paid losses and loss expenses, and comprises case reserves and incurred but not reported (IBNR) reserves. With the exception of certain structured settlements, for which the timing and amount of future claim payments are reliably determinable, and certain reserves for unsettled claims, our loss reserves are not discounted for the time value of money. In connection with such structured settlements and certain reserves for unsettled claims, we carried net discounted reserves of $68 million at December 31, 2020.

For each product line, management, after consultation with internal actuaries, develops a “best estimate” of the ultimate settlement value of the unpaid losses and loss expenses that it believes provides a reasonable estimate of the required reserve. We evaluate our estimates of reserves quarterly in light of developing information. While we are unable at this time to determine whether additional reserves may be necessary in the future, we believe that our reserves for unpaid losses and loss expenses are adequate at December 31, 2020. Future additions to reserves, if needed, could have a material adverse effect on our financial condition, results of operations, and cash flows. For additional information refer to “Critical Accounting Estimates – Unpaid losses and loss expenses”, under Item 7, and Note 7 to the Consolidated Financial Statements, under Item 8.

Investments
Our objective is to maximize investment income and total return while ensuring an appropriate level of liquidity, investment quality, and diversification. As such, Chubb's investment portfolio is invested primarily in investment-grade fixed-income securities as measured by the major rating agencies. We do not allow leverage in our investment portfolio. The critical aspects of the investment process are controlled by Chubb Asset Management, an indirect wholly-owned subsidiary of Chubb. These aspects include asset allocation, portfolio and guideline design, risk management, and oversight of external asset managers. In this regard, Chubb Asset Management:

•conducts formal asset allocation modeling for each of the Chubb subsidiaries, providing formal recommendations for the portfolio's structure;
•establishes recommended investment guidelines that are appropriate to the prescribed asset allocation targets;
•provides the analysis, evaluation, and selection of our external investment advisors;
•establishes and develops investment-related analytics to enhance portfolio engineering and risk control;
•monitors and aggregates the correlated risk of the overall investment portfolio; and
•provides governance over the investment process for each of our operating companies to ensure consistency of approach and adherence to investment guidelines.

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

The Board has established a Risk & Finance Committee which helps execute the Board's supervisory responsibilities pertaining to enterprise risk management including investment risk. Under the overall supervision of the Risk & Finance Committee, Chubb's governance over investment management is rigorous and ongoing. Among its responsibilities, the Risk & Finance Committee of the Board:

•reviews and approves asset allocation targets and investment policy to ensure that it is consistent with our overall goals, strategies, and objectives;
•reviews and approves investment guidelines to ensure that appropriate levels of portfolio liquidity, credit quality, diversification, and volatility are maintained; and
•systematically reviews the portfolio's exposures including any potential violations of investment guidelines.

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

Regulation
Our insurance and reinsurance subsidiaries conduct business globally, including in all 50 states of the United States, the District of Columbia and all U.S. Territories. Our business is subject to varying degrees of regulation and supervision in each of the jurisdictions in which our insurance and reinsurance subsidiaries are domiciled and on a group basis. The laws and regulations of the jurisdictions in which our insurance and reinsurance subsidiaries are domiciled require among other things that these subsidiaries maintain minimum levels of statutory capital, surplus, and liquidity, meet solvency standards, and submit to periodic examinations of their financial condition. The complex regulatory environments in which Chubb operates are subject to change and are regularly monitored.

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

Since 2012, the College has convened bi-annually primarily in-person, with the most recent College convened in September 2020, albeit virtually. In July 2017, the College convened its first interim regulators-only College teleconference, with the most recent teleconference held in September 2019. During these meetings, the College reviewed extensive information about Chubb, without material adverse comment. Given the virtual nature of the September 2020 College, another in-person College is tentatively scheduled for September 2021 in Philadelphia, Pennsylvania.

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

All states have enacted legislation that regulates insurance holding companies. This legislation provides that each U.S. insurance company in the insurance holding company system (system) is required to register with the insurance department of its state of domicile and furnish information concerning the operations of companies within the system that may materially affect the operations, management, or financial condition of our U.S. insurers. We are required to file an annual enterprise risk report with the Department, identifying the material risks within our system that could pose enterprise risk to our U.S. insurers. All transactions within a system must be fair and equitable. Notice to the insurance departments is required prior to the consummation of transactions affecting the ownership or control of an insurer and of certain material transactions between an insurer and an entity in its system. In addition, certain transactions may not be consummated without the department's prior approval.

We are also required to file annually with the Department a disclosure report that identifies our corporate governance practices and a report reflecting our internal assessment of material risks associated with our current business plan and the sufficiency of our capital resources to support those risks.

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

Additionally, the NAIC adopted an Insurance Data Security Model Law, which requires licensed insurance entities to comply with detailed information security requirements. The NAIC model law is similar in many respects to the NYDFS Cybersecurity Regulation.

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

Bermuda domiciled subsidiaries must prepare and file with the BMA, audited annual statutory financial statements and audited annual financial statements prepared in accordance with accounting principles generally accepted in the U.S. (GAAP), International Financial Reporting Standards (IFRS), or any such other generally accepted accounting principles as the BMA may recognize. The GAAP audited financial statements are made public by the BMA. The Insurance Act prescribes rules for the preparation and content of the statutory financial statements that require Bermuda domiciled subsidiaries to give detailed information and analyses regarding premiums, claims, reinsurance, and investments. In addition, each year, the Bermuda domiciled insurers are required to file with the BMA a capital and solvency return along with an annual statutory financial return. The prescribed form of capital and solvency return is comprised of the BMA’s risk based capital model, termed the Bermuda Solvency Capital Requirement (BSCR) or an approved internal capital model in lieu thereof; a statutory economic balance sheet; the approved actuary’s opinion; and several prescribed schedules. The BSCR is a tool to assist the BMA both in measuring risk and in determining appropriate levels of capitalization. The BSCR employs a standard mathematical model that correlates the risk underwritten by Bermuda insurers to their capital. The BSCR framework applies a standard measurement format to the risk associated with an insurer's assets, liabilities, and premiums, including a formula to take into account catastrophe risk exposure.

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

Under the BMA’s powers to set standards on public disclosure under the Insurance Act, the Bermuda domiciled subsidiaries are required to prepare and publish a Financial Condition Report (FCR). The FCR provides details of measures governing the business operations, corporate governance framework, solvency and financial performance. The FCR must be filed with the BMA and requires Bermuda insurance companies to make the FCR publicly available.

Under the Insurance Act, Chubb's Bermuda domiciled subsidiaries are prohibited from declaring or paying any dividends of more than 25 percent of total statutory capital and surplus, as shown in its previous financial year statutory balance sheet, unless at least seven days before payment of the dividends, it files with the BMA an affidavit signed by at least two directors of the relevant Chubb Bermuda domiciled subsidiary (one of whom must be a director resident in Bermuda) and by the relevant Chubb Bermuda domiciled subsidiary’s principal representative, that it will continue to meet its required solvency margins. Furthermore, Bermuda domiciled subsidiaries may only declare and pay a dividend from retained earnings and a dividend or distribution from contributed surplus if it has no reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due, or if the realizable value of its assets would be less than the aggregate of its liabilities.

In addition, Chubb's Bermuda domiciled subsidiaries must obtain the BMA's prior approval before reducing total statutory capital, as shown in its previous financial year's financial statements, by 15 percent or more.

Other International Operations
The extent of insurance regulation varies significantly among the countries in which non-U.S. Chubb operations conduct business. While each country imposes licensing, solvency, auditing, and financial reporting requirements, the type and extent of the requirements differ substantially. For example:
•in some countries, insurers are required to prepare and file monthly and/or quarterly financial reports, and in others, only annual reports;
•some regulators require intermediaries to be involved in the sale of insurance products, whereas other regulators permit direct sales contact between the insurer and the customer;
•the extent of restrictions imposed upon an insurer's use of local and offshore reinsurance vary;
•policy form filing and rate regulation vary by country;
•the frequency of contact and periodic on-site examinations by insurance authorities differ by country; and
•regulatory requirements relating to insurer dividend policies vary by country.

Significant variations can also be found in the size, structure, and resources of the local regulatory departments that oversee insurance activities. Certain regulators prefer close relationships with all subject insurers and others operate a risk-based approach.

Chubb operates in some countries through subsidiaries and in some countries through branches of subsidiaries. Local capital requirements applicable to a subsidiary generally include its branches. Certain Chubb companies are jointly owned with local companies to comply with legal requirements for local ownership. Other legal requirements include discretionary licensing procedures, compulsory cessions of reinsurance, local retention of funds and records, data privacy and protection program requirements such as the General Data Protection Regulation (GDPR), and foreign exchange controls. Chubb's international companies are also subject to multinational application of certain U.S. laws.

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
Our global ERM framework is broadly multi-disciplinary and its strategic objectives include:

•External Risks: identify, analyze, quantify, and where possible, mitigate significant external risks that could materially hamper the financial condition of Chubb and/or the achievement of corporate business objectives over the next 36 months;
•Exposure Accumulations: identify and quantify the accumulation of exposure to individual counterparties, products or industry sectors, particularly those that materially extend across or correlate between business units or divisions and/or the balance sheet;
•Risk Modeling: develop and use various data-sets, analytical tools, metrics and processes (such as economic capital models and advanced analytics, including catastrophe models to quantify natural catastrophe risk for product pricing, risk management, capital allocation and to simulate and estimate hurricane losses) that help business and corporate leaders make informed underwriting, portfolio management and risk management decisions within a consistent risk/reward framework;
•Governance:
◦establish and coordinate risk guidelines that reflect the corporate appetite for risk;
◦monitor exposure accumulations relative to established guidelines; and
◦ensure effective internal risk management communication up to management and the Board, (including our Risk & Finance Committee and our Nominating & Governance Committee), down to the various business units and legal entities, and across the firm; and
•Disclosure: develop protocols and processes for risk-related disclosure internally as well as externally to rating agencies, regulators, shareholders and analysts.

Chubb Group's Risk and Underwriting Committee (RUC) reports to and assists the Chief Executive Officer in the oversight and review of the ERM framework which covers the processes and guidelines used to manage the entire landscape of insurance, financial, strategic, and operational risks. The RUC is chaired by Chubb Group’s Chief Risk Officer. The RUC meets at least monthly, and is comprised of Chubb Group's most senior executives which, in addition to the Chair, includes the Chief Executive Officer, the President and Chief Operating Officer, Chief Financial Officer, Chief Investment Officer, Chief Actuary, Chief Claims Officer, General Counsel, President – North America Commercial and Personal Insurance, President – North America Major Accounts and Specialty Insurance, President – Overseas General Insurance, and Chief Underwriting Officer.

The RUC is assisted in its activities by Chubb's Enterprise Risk Unit (ERU) and Product Boards. The ERU is responsible for the collation and analysis of risk insight in two key areas. The first relates to external information that provides insight to the RUC on existing or emerging risks that might significantly impact Chubb's key objectives while the second involves internal risk aggregations arising from Chubb's business writings and other activities such as investments and operations. The ERU is independent of the operating units and reports to our Chief Risk Officer. The Product Boards exist to provide oversight for products that we offer globally. A Product Board currently exists for each of Chubb's major product areas. Each Product Board is responsible for ensuring consistency in underwriting and pricing standards, identification of emerging issues, and guidelines for relevant accumulations.

Chubb's Chief Risk Officer also reports to the Board's Risk & Finance Committee, which helps execute the Board's supervisory responsibilities pertaining to ERM. The role of the Risk & Finance Committee includes evaluation of the integrity and effectiveness of our ERM procedures, systems, and information; governance on major policy decisions pertaining to risk aggregation and minimization; and assessment of our major decisions and preparedness levels pertaining to perceived material risks. The Audit Committee meets with the Risk & Finance Committee at least annually in order to exercise its duties under New York Stock Exchange Rules.
Others within the overall ERM structure contribute toward accomplishing Chubb's ERM objectives, including regional management, Corporate Underwriting, Internal Audit, Compliance, external consultants, and managers of our internal control processes and procedures.

Tax Matters
Refer to “Risk Factors”, under Item 1A and Note 1 o) and Note 8 to the Consolidated Financial Statements, under Item 8.

Information about our Executive Officers

Name	Age	Position
Evan G. Greenberg	66	Chairman, Chief Executive Officer, and Director
John W. Keogh	56	President and Chief Operating Officer
Philip V. Bancroft	61	Executive Vice President and Chief Financial Officer
John J. Lupica	55	Vice Chairman; President, North America Insurance
Joseph F. Wayland	63	Executive Vice President and General Counsel
Sean Ringsted	58	Executive Vice President, Chief Digital Officer, and Chief Risk Officer
Timothy A. Boroughs	71	Executive Vice President and Chief Investment Officer
Paul J. Krump	61	Vice Chairman, Global Underwriting and Claims
Juan Luis Ortega	46	Executive Vice President; President, Overseas General Insurance

Evan G. Greenberg has been a director of Chubb Limited since August 2002. Mr. Greenberg was elected Chairman of the Board of Directors in May 2007. Mr. Greenberg was appointed to the position of President and Chief Executive Officer of Chubb Limited in May 2004, and in June 2003, was appointed President and Chief Operating Officer of Chubb Limited. Mr. Greenberg was appointed to the position of Chief Executive Officer of Chubb Overseas General in April 2002. He joined Chubb as Vice Chairman, Chubb Limited, and Chief Executive Officer of Chubb Tempest Re in November 2001. Prior to joining Chubb, Mr. Greenberg was most recently President and Chief Operating Officer of American International Group (AIG), a position he held from 1997 until 2000. Mr. Greenberg was a director of The Coca-Cola Company from February 2011 until October 2016.

John W. Keogh was appointed President of Chubb in December 2020, and has served as Chief Operating Officer since July 2011. Mr. Keogh joined Chubb in 2006 as Chairman, Insurance – Overseas General. Mr. Keogh was appointed Vice Chairman in 2010 and Executive Vice Chairman in 2015. Before joining Chubb, Mr. Keogh held a range of positions with increasing responsibility during a 20-year career with American International Group (AIG), including Senior Vice President, Domestic General Insurance, and President and Chief Executive Officer of National Union Fire Insurance Company of Pittsburgh, an AIG member company. He began his insurance career as an underwriter with AIG in 1986.

Philip V. Bancroft was appointed Chief Financial Officer of Chubb Limited in January 2002. For nearly 20 years, Mr. Bancroft worked for PricewaterhouseCoopers LLP. Prior to joining Chubb, he served as partner-in-charge of the New York Regional Insurance Practice. Mr. Bancroft had been a partner with PricewaterhouseCoopers LLP for ten years. Mr. Bancroft plans to retire on July 1, 2021.

John J. Lupica was appointed President, North America Insurance in September 2020, and has served as Vice Chairman of Chubb Limited and Chubb Group Holdings since November 2013. Prior to his current role, Mr. Lupica served as President, North America Major Accounts and Specialty Insurance since January 2016. Mr. Lupica was appointed Chairman, Insurance - North America, in July 2011. Mr. Lupica had been Chief Operating Officer, Insurance - North America, since 2010 and President of ACE USA since 2006. He also previously served as Division President of U.S. Professional Risk business and U.S. Regional Operations. Mr. Lupica joined Chubb as Executive Vice President of Professional Risk in 2000. Prior to joining Chubb, he served as Senior Vice President for Munich-American Risk Partners, Inc. He also held various management positions at AIG.

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

Paul J. Krump was appointed Vice Chairman, Global Underwriting and Claims in September 2020. Prior to his current role, Mr. Krump served as Executive Vice President, Chubb Group and President North America Commercial and Personal Insurance since January 2016. Before Chubb Limited’s January 2016 acquisition of The Chubb Corporation, Mr. Krump was Chief Operating Officer of The Chubb Corporation, responsible for the company’s Commercial, Specialty, Personal and Accident & Health insurance lines; Claims; Global Field Operations; Information Technology; Human Resources; Communications; and External Affairs. Mr. Krump joined The Chubb Corporation in 1982 as a commercial underwriting trainee in the Minneapolis office. He held numerous headquarters and field positions in the United States and Europe, including President of Personal Lines and Claims and President of Commercial and Specialty Lines.
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

COVID-19 pandemic, the effects of global actions taken to contain its spread, and its economic and societal impact could adversely impact our businesses, invested assets, financial condition, and results of operations.
COVID-19 pandemic (the “virus” or the “pandemic”) is causing significant disruption to public health, the global economy, financial markets, and commercial, social and community activity generally. The pandemic has had a significant effect on our company’s business operations and, depending on the course of the pandemic and government responses, may have a significant effect on current and future financial results. We may experience higher levels of loss and, claims activity in certain lines of business in excess of losses we have already recognized, and our premiums could also be adversely affected by any further suppression of global commercial activity that results in a reduction in insurable assets and other exposure. Financial conditions resulting from the pandemic may also have a negative effect on the value and quality of our portfolio of invested assets, thereby adversely affecting our investment returns and increasing our credit and related risk. Certain lines of our business, such as our variable annuity life reinsurance business, may require additional forms of collateral in the event of a decline in the securities and benchmarks to which those repayment mechanisms are linked.

To protect our employees and in response to the global and regional restrictions on interpersonal contact and travel because of the pandemic, much of our work force may be working remotely, either for extended periods or intermittently, in response to changing health and regulatory conditions, placing increased demands on our IT systems. While we have continued to conduct our business effectively throughout the pandemic, there is no assurance that our ability to continue to function in this environment will not be adversely affected by an extended disruption in the telecommunications and internet infrastructures that support our remote work capability.

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

Included in our loss reserves are liabilities for latent claims such as asbestos and environmental (A&E), which are principally related to claims arising from remediation costs associated with hazardous waste sites and bodily-injury claims related to exposure to asbestos products and environmental hazards. At December 31, 2020, gross A&E liabilities represented approximately 2.8 percent of our gross loss reserves. The estimation of these liabilities is subject to many complex variables including: the current legal environment; specific settlements that may be used as precedents to settle future claims; assumptions regarding trends with respect to claim severity and the frequency of higher severity claims; assumptions regarding the ability to allocate liability among defendants (including bankruptcy trusts) and other insurers; the ability of a claimant to bring a claim in a state in which it has no residency or exposure; the ability of a policyholder to claim the right to non-products coverage; whether high-level excess policies have the potential to be accessed given the policyholder's claim trends and liability situation; payments to unimpaired claimants; and the potential liability of peripheral defendants. Accordingly, the ultimate settlement of losses, arising from either latent or non-latent causes, may be significantly greater or less than the loss and loss expense reserves held at the balance sheet date. In addition, the amount and timing of the settlement of our P&C liabilities are uncertain and our actual payments could be higher than contemplated in our loss reserves owing to the impact of insurance, judicial decisions, and/or social inflation. If our loss reserves are determined to be inadequate, we may be required to increase loss reserves at the time of the determination and our net income and capital may be reduced.

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

There is no guarantee our desired amounts of reinsurance or retrocessional reinsurance will be available in the marketplace in the future. In addition to capacity risk, the remaining capacity may not be on terms we deem appropriate or acceptable or with companies with whom we want to do business. Finally, we face some degree of counterparty risk whenever we purchase reinsurance or retrocessional reinsurance. Consequently, the insolvency of these counterparties, or the inability, or unwillingness of any of our present or future reinsurers to make timely payments to us under the terms of our reinsurance or retrocessional agreements could have an adverse effect on us. At December 31, 2020, we had $15.8 billion of reinsurance recoverables, net of reserves for uncollectible recoverables.

Certain active Chubb companies are primarily liable for A&E and other exposures they have reinsured to our inactive run-off company Century Indemnity Company (Century). At December 31, 2020, the aggregate reinsurance balances ceded by our active subsidiaries to Century were approximately $1.6 billion. Should Century's loss reserves experience adverse development in the future and should Century be placed into rehabilitation or liquidation, the reinsurance recoverables due from Century to its affiliates would be payable only after the payment in full of third-party expenses and liabilities, including administrative expenses and direct policy liabilities. Thus, the intercompany reinsurance recoverables would be at risk to the extent of the shortage of assets remaining to pay these recoverables. While we believe the intercompany reinsurance recoverables from Century are not impaired at this time, we cannot assure that adverse development with respect to Century's loss reserves, if manifested, will not result in Century's insolvency, which could result in our recognizing a loss to the extent of any uncollectible reinsurance from Century. This could have an adverse effect on our results of operations and financial condition.

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

Under reinsurance programs covering variable annuity guarantees, we assumed the risk of guaranteed minimum death benefits (GMDB) and guaranteed living benefits (GLB), principally guaranteed minimum income benefits (GMIB), associated with variable annuity contracts. We ceased writing this business in 2007. Our net income is directly impacted by the change in the reserve calculated in connection with the reinsurance of GMDB liability and by the change in the fair value of the GLB liability. Reported liabilities for both GMDB and GLB reinsurance are determined using internal valuation models which require considerable judgment and are subject to significant uncertainty. Additionally, the fair value of GLB liabilities is impacted by market conditions. Refer to the “Critical Accounting Estimates – Guaranteed living benefits (GLB) derivatives” under Item 7 and “Quantitative and Qualitative Disclosures about Market Risk – Reinsurance of GMDB and GLB guarantees” under Item 7A for additional information on the assumptions used in this program. We view our variable annuity reinsurance business as having a similar risk profile to that of catastrophe reinsurance, with the probability of long-term economic loss relatively small at the time of pricing. Adverse changes in market factors and policyholder behavior will have an impact on both Life Insurance underwriting income and consolidated net income.

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
We have exposure to counterparties through a variety of commercial transactions and arrangements, including reinsurance transactions; agreements with banks, hedge funds and other investment vehicles; and derivative transactions, that expose us to credit risk in the event our counterparty fails to perform its obligations. This includes exposure to financial institutions in the form of secured and unsecured debt instruments and equity securities. Moreover, a deposit paid in connection with our agreement to acquire additional shares of Huatai Group exposes us to risk if the transaction is not completed.

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
Our investment assets are invested by professional investment management firms under the direction of our management team in accordance with investment guidelines approved by the Risk & Finance Committee of the Board of Directors. Although our investment guidelines stress diversification of risks and conservation of principal and liquidity, our investments are subject to market risks and risks inherent in individual securities. Our investment performance is highly sensitive to many factors, including interest rates, inflation, monetary and fiscal policies, and domestic and international political conditions. The volatility of our losses may force us to liquidate securities, which may cause us to incur capital losses. Realized and unrealized losses in our investment portfolio would reduce our book value, and if significant, can affect our ability to conduct business.

Volatility in interest rates could impact the performance of our investment portfolio which could have an adverse effect on our investment income and operating results. Although we take measures to manage the risks of investing in a changing interest rate environment, we may not be able to effectively mitigate interest rate sensitivity. Our mitigation efforts include maintaining a high-quality portfolio of primarily fixed income investments with a relatively short duration to reduce the effect of interest rate changes on book value. A significant increase in interest rates would generally have an adverse effect on our book value. Our life insurance investments typically focus on longer duration bonds to better match the obligations of this business. For the life insurance business, policyholder behavior may be influenced by changing interest rate conditions and require a re-balancing of duration to effectively manage our asset/liability position.

As stated, our fixed income portfolio is primarily invested in high quality, investment-grade securities. However, a smaller portion of the portfolio, approximately 18 percent at December 31, 2020, is invested in below investment-grade securities. These securities, which pay a higher rate of interest, also have a higher degree of credit or default risk and may also be less liquid in times of economic weakness or market disruptions. While we have put in place procedures to monitor the credit risk and liquidity of our invested assets, it is possible that, in periods of economic weakness (such as recession), we may experience credit or default losses in our portfolio, which could adversely affect our results of operations and financial condition.

As a part of our ongoing analysis of our investment portfolio, we are required to assess current expected credit losses for all held-to-maturity securities and evaluate expected credit losses for available-for-sale securities when fair value is below amortized cost, which considers reasonable and supportable forecasts of future economic conditions in addition to information about past events and current conditions. This analysis requires a high degree of judgment. Financial assets with similar risk characteristics and relevant historical loss information are included in the development of an estimate of expected lifetime losses. Declines in relevant stock and other financial markets and other factors impacting the value of our investments could result in an adverse effect on our net income and other financial results.

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
Our reporting currency is the U.S. dollar. In general, we match assets and liabilities in local currencies. Where possible, capital levels in local currencies are limited to satisfy minimum regulatory requirements and to support local insurance operations. The principal currencies creating foreign exchange risk are the euro, British pound, Canadian dollar, Chinese yuan, Australian dollar, Mexican peso, Brazilian real, Korean won, Japanese yen, Thai baht, and Hong Kong dollar. At December 31, 2020, approximately 21.4 percent of our net assets were denominated in foreign currencies. We may experience losses resulting from fluctuations in the values of non-U.S. currencies, which could adversely impact our results of operations and financial condition.

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

Regulators in countries where we have operations continue to work with the International Association of Insurance Supervisors (IAIS) to consider changes to insurance company supervision, including with respect to group supervision and solvency requirements. The IAIS has developed a Common Framework for the Supervision of Internationally Active Insurance Groups (ComFrame), which is focused on the effective group-wide supervision of international active insurance groups (IAIGs), such as Chubb. As part of ComFrame, the IAIS is developing an international capital standard for such IAIGs. The details of this global capital standard and its applicability to Chubb are evolving and uncertain at this time. In addition, Chubb businesses across the EU are subject to Solvency II, a capital and risk management regime, and our Bermuda businesses are subject to an equivalent of the EU's Solvency II regime. Also applicable to Chubb businesses are the requirements of the Swiss Financial Market Supervisory Authority (FINMA) whose regulations include Swiss Solvency Tests. There are also Risk Based Capital (RBC) requirements in the U.S. which are also subject to revision in response to global developments. The impact to Chubb of these developments remains uncertain, although currently we do not expect that our capital management strategies, results of operations and financial condition will be materially affected by these regulatory changes.

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

Additionally, the National Association of Insurance Commissioners (NAIC) adopted an Insurance Data Security Model Law, which requires licensed insurance entities to comply with detailed information security requirements. A number of states have enacted it into law, and it is not yet known whether or not, and to what extent, additional states will enact it. Such enactments, especially if inconsistent between states or with existing laws and regulations could raise compliance costs or increase the risk of noncompliance, with the attendant risk of being subject to regulatory enforcement actions and penalties, as well as reputational harm.

The EU General Data Protection Regulation (the “GDPR”) is a comprehensive regulation applying across all EU member states. All our business units (regardless of whether they are located in the EU) may be subject to the GDPR when personal data is processed in relation to the offer of goods and services to individuals within the EU. Our failure to comply with GDPR and other countries’ privacy or data security-related laws, rules or regulations could result in significant penalties imposed by regulators, which could have an adverse effect on our business, financial condition and results of operations.

Significant other comprehensive privacy laws have been enacted by other jurisdictions, most notably the California Consumer Privacy Act (CCPA), the California Privacy Rights Act (CPRA), and Brazil’s Lei Geral de Protecao de Dados (LGPD), which may affect our use of data and could affect our operations and subject us to fines and actions for noncompliance. In the U.S., several other states are considering similar legislation, and there are ongoing discussions regarding a National Privacy Law. New laws similar to the GDPR and the CCPA are expected to be enacted in coming years in various countries and jurisdictions in which we operate.

Economic uncertainty in either or both of the United Kingdom ("U.K.") and the European Union ("EU"), and/or operational uncertainty between them, may have an adverse effect on our business, our liquidity and financial condition, and our stock price.
The U.K. ceased to be a member of the EU on January 31, 2020 ("Brexit"). Economic relations between the U.K. and the EU are now governed by a Trade and Cooperation Agreement which is limited in scope to primarily the trade of goods, transport, energy links and fishing. Uncertainties remain relating to certain aspects of the U.K.'s future economic, trading and legal relationships with the EU and with other countries, including with respect to financial services industries such as ours. Moreover, free movement of persons, services and capital between the U.K. and the EU ended on January 1, 2021, which has meant the loss to U.K./EU service sectors of the automatic right to offer such services across the EU and U.K. The overall macroeconomic impact of Brexit - an impact which inevitably affects the volume of business we transact in Europe - is not yet clear. Throughout both the EU and U.K., we have significant investments in both financial and human resources, as well as a large portfolio of commercial and consumer insurance business. On an operational level, we have already redomiciled our primary European carriers from the U.K. to France although we will continue to have a substantial presence in London and elsewhere in the U.K.

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
Tax legislation known as the Tax Cuts and Jobs Act (2017 Tax Act) was enacted in the U.S. on December 22, 2017. In addition to reducing the U.S. corporate income tax rate from 35 percent to 21 percent, it fundamentally changed many elements of the pre-2017 Tax Act U.S. tax law and introduced several new concepts to tax multinational corporations such as us. Among the most notable new rules are the Base Erosion and Anti-Abuse Tax (commonly called BEAT), which may apply as a result of payments by U.S. taxpayers to non-U.S. affiliates, and the Global Intangible Low Taxed Income (GILTI) addition to Subpart F income, which for insurance groups potentially expands U.S. taxation on the earnings of foreign subsidiaries. The 2017 Tax Act also included a one-time reduced-rate transition tax in 2017 on previously untaxed post-1986 earnings of foreign subsidiaries of U.S. corporations. The 2017 Tax Act, which was generally effective in 2018, is a complex law with many significant new provisions. Since enactment, the IRS and U.S. Treasury Department have continued to issue rulings, notices, and proposed and final regulations to assist taxpayers in understanding and implementing the new provisions. Some of this guidance remains subject to comment or in proposed form; thus, there are many uncertainties relating to its ultimate application and effects on our company.

The Biden Administration and several members of the U.S. Congress have suggested enacting legislation intended to modify aspects of the 2017 Tax Act. This legislation may include increases to the corporate income tax rate, as well as modifications to the GILTI provisions. It is possible that such legislation or other legislation could be enacted in the future and could have an adverse impact on us or our shareholders.

The Organization for Economic Cooperation and Development (OECD) and the European Union (EU) are considering measures that might change long standing tax principles that could increase our taxes.
The OECD has published a framework for taxation that in many respects is different than long standing international tax principles. This framework is a proposal that we expect to develop further in 2021 as it is designed by the OECD Secretariat. This framework is an alternative to digital services taxes that several countries have enacted or are considering. These changes could redefine what income is taxed in which country and institute a global minimum tax. These proposals may be completed sometime in 2021 or later which could be adopted by OECD countries in 2022 or later years. As countries unilaterally amend their tax laws to adopt certain parts of the OECD framework, this may increase the company’s income taxes and cause uncertainties related to our income taxes.

The OECD also published an action plan several years ago to address base erosion and profit shifting (BEPS) impacting its member countries and other jurisdictions. It is possible that jurisdictions in which we do business could continue to react to the BEPS initiative or their own concerns by enacting tax legislation that could adversely affect us or our shareholders.

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
Swiss law allows our shareholders to authorize share capital which can be issued by the Board of Directors without shareholder approval, but this authorization must be renewed by the shareholders every two years. Swiss law also does not provide as much flexibility in the various terms that can attach to different classes of stock as permitted in other jurisdictions. Swiss law also reserves for approval by shareholders many corporate actions over which the Board of Directors had authority prior to our re-domestication to Switzerland. For example, dividends must be approved by shareholders. While we do not believe that Swiss law requirements relating to our capital management will have an adverse effect on Chubb, we cannot assure that situations will not arise where such flexibility would have provided substantial benefits to our shareholders.

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

Chubb has been advised by its Swiss counsel that there is doubt as to whether the courts in Switzerland would enforce:
•judgments of U.S. courts based upon the civil liability provisions of the U.S. federal securities laws obtained in actions against it or its directors and officers, who reside outside the U.S.; or
•original actions brought in Switzerland against these persons or Chubb predicated solely upon U.S. federal securities laws.

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
Our dividends are generally subject to a Swiss withholding tax at a rate of 35 percent; however, payment of a dividend in the form of a par value reduction or qualifying capital contribution reserve reduction is not subject to Swiss withholding tax. We have previously obtained shareholder approval for dividends to be paid in such form. It is our practice to recommend to shareholders that they annually approve the payment of dividends in such form but we cannot assure that our shareholders will continue to approve a reduction in such form each year or that we will be able to meet the other legal requirements for a reduction in par value, or that Swiss withholding tax rules will not be changed in the future. We estimate we would be able to pay dividends in such form, and thus exempt from Swiss withholding tax until 2028–2033. This range may vary depending upon changes in annual dividends, special dividends, certain share repurchases, fluctuations in U.S. dollar/Swiss franc exchange rate, changes in par value or qualifying capital contribution reserves or changes or new interpretations to Swiss corporate or tax law or regulations.

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
If Chubb Limited is considered a PFIC for U.S. federal income tax purposes, a U.S. person who holds Chubb Limited shares will be subject to adverse U.S. federal income tax consequences in which case their investment could be adversely affected. In addition, if Chubb Limited were considered a PFIC, upon the death of any U.S. individual owning shares, such individual's heirs or estate would not be entitled to a "step-up" in the basis of the shares which might otherwise be available under U.S. federal income tax laws. We believe that we are not, have not been, and currently do not expect to become, a PFIC for U.S. federal income tax purposes. We cannot assure, however, that we will not be deemed a PFIC by the IRS. Recently enacted U.S. federal tax law and recent final and proposed regulations issued by the IRS and U.S. Treasury Department contain new rules that may affect the application of the PFIC provisions to an insurance company. The final regulations are effective for tax years beginning after January 15, 2021 and would not apply to us until 2022. Any shareholder electing to apply certain provisions of the newly finalized or proposed PFIC regulations prior to the effective date could be adversely affected by an investment in us. Shareholders are advised to consult their tax advisors.

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

PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Shares have been listed on the New York Stock Exchange since March 25, 1993, with a current par value of CHF 24.15 per share. The trading symbol for our Common Shares is "CB".

We have paid dividends each quarter since we became a public company in 1993. In 2020 and 2019, our annual dividends were paid by way of a distribution from capital contribution reserves (Additional paid-in capital) through the transfer of dividends from Additional paid-in capital to Retained earnings (free reserves) as approved by our shareholders.

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

The number of record holders of Common Shares as of February 11, 2021 was 6,598. This is not the actual number of beneficial owners of Chubb's Common Shares since most of our shareholders hold their shares through a stockbroker, bank or other nominee rather than directly in their own names.

Refer to Part III, Item 12 for information relating to compensation plans under which equity securities are authorized for issuance.

Issuer's Repurchases of Equity Securities for the Three Months Ended December 31, 2020

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans (3)
October 1 through October 31	144,550	$131.11	140,000	$1.11	billion
November 1 through November 30	886,702	$143.52	883,000	$2.48	billion
December 1 through December 31	296,858	$152.73	295,000	$1.50	billion
Total	1,328,110	$144.23	1,318,000
(1)This column represents open market share repurchases and the surrender to Chubb of Common Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and to cover the cost of the exercise of options by employees through stock swaps.
(2)The aggregate value of shares purchased in the three months ended December 31, 2020 as part of the publicly announced plan was $190 million.
(3)In November 2020, the Board authorized the repurchase of up to $1.5 billion of Chubb's Common Shares from November 19, 2020 through December 31, 2021. Subsequently, in February 2021, the Board approved an increase to the November 2020 share repurchase program of $1.0 billion to a total of $2.5 billion, effective through December 31, 2021. The $1.5 billion November 2019 Board authorization remained effective through December 31, 2020. Repurchases through December 31, 2020 were made under this authorization. For the period January 1, 2021 through February 24, 2021, we repurchased 1,971,000 Common Shares for a total of $327 million in a series of open market transactions under the share repurchase program authorized in November 2020. As of February 24, 2021, $2.17 billion in share repurchase authorization remained through December 31, 2021. Refer to Note 11 to the Consolidated Financial Statements for more information on the Chubb Limited securities repurchase authorizations.

Performance Graph
Set forth below is a line graph comparing the dollar change in the cumulative total shareholder return on Chubb's Common Shares from December 31, 2015, through December 31, 2020, as compared to the cumulative total return of the Standard & Poor's 500 Stock Index and the cumulative total return of the Standard & Poor's Property-Casualty Insurance Index. The cumulative total shareholder return is a concept used to compare the performance of a company's stock over time and is the ratio of the stock price change plus the cumulative amount of dividends over the specified time period (assuming dividend reinvestment), to the stock price at the beginning of the time period. The chart depicts the value on December 31, 2016, 2017, 2018, 2019, and 2020, of a $100 investment made on December 31, 2015, with all dividends reinvested.

$250
$200
$150
$100
$50
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Chubb
S&P 500 Index
S&P 500 P&C Index

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Chubb Limited	$100	$116	$130	$118	$145	$147
S&P 500 Index	$100	$112	$136	$130	$171	$203
S&P 500 P&C Index	$100	$116	$142	$135	$170	$182

ITEM 6. Selected Financial Data

Not required.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition and results of operations for the years ended December 31, 2020 and 2019 and comparisons between 2020 and 2019. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes, under Item 8 of this Form 10-K. Comparisons between 2019 and 2018 have been omitted from this Form 10-K, but can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Form 10-K for the year ended December 31, 2019.

All comparisons in this discussion are to the corresponding prior year unless otherwise indicated. All dollar amounts are rounded. However, percent changes and ratios are calculated using whole dollars. Accordingly, calculations using rounded dollars may differ.

Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Any written or oral statements made by us or on our behalf may include forward-looking statements that reflect our current views with respect to future events and financial performance. The words “believe,” “anticipate,” “estimate,” “project,” “should,” “plan,” “expect,” “intend,” “hope,” “feel,” “foresee,” “will likely result,” “will continue,” and variations thereof and similar expressions, identify forward-looking statements. These forward-looking statements are subject to certain risks, uncertainties, and other factors that could, should potential events occur, cause actual results to differ materially from such statements. These risks, uncertainties, and other factors, which are described in more detail under Part I, Item 1A, under Risk Factors, and elsewhere herein and in other documents we file with the U.S. Securities and Exchange Commission (SEC), include but are not limited to:

•actual amount of new and renewal business, premium rates, underwriting margins, market acceptance of our products, and risks associated with the introduction of new products and services and entering new markets; the competitive environment in which we operate, including trends in pricing or in policy terms and conditions, which may differ from our projections and changes in market conditions that could render our business strategies ineffective or obsolete;
•losses arising out of natural or man-made catastrophes; actual loss experience from insured or reinsured events and the timing of claim payments; the uncertainties of the loss-reserving and claims-settlement processes, including the difficulties associated with assessing environmental damage and asbestos-related latent injuries, the impact of aggregate-policy-coverage limits, the impact of bankruptcy protection sought by various asbestos producers and other related businesses, and the timing of loss payments;
•infection rates and severity of COVID-19 and related risks, and their effects on our business operations and claims activity, and any adverse impact to our insureds, brokers, agents, and employees; actual claims may exceed our best estimate of ultimate insurance losses incurred through December 31, 2020 which could change including as a result of, among other things, the impact of legislative or regulatory actions taken in response to COVID-19;
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
•uncertainties relating to governmental, legislative and regulatory policies, developments, actions, investigations, and treaties; judicial decisions and rulings, new theories of liability, legal tactics, and settlement terms; the effects of data privacy or cyber laws or regulation; global political conditions and possible business disruption or economic contraction that may result from such events;
•developments in global financial markets, including changes in interest rates, stock markets, and other financial markets; increased government involvement or intervention in the financial services industry; the cost and availability of financing, and foreign currency exchange rate fluctuations; changing rates of inflation; and other general economic and business conditions, including the depth and duration of potential recession;
•the availability of borrowings and letters of credit under our credit facilities; the adequacy of collateral supporting funded high deductible programs; the amount of dividends received from subsidiaries;
•changes to our assessment as to whether it is more likely than not that we will be required to sell, or have the intent to sell, available for sale fixed maturity investments before their anticipated recovery;
•actions that rating agencies may take from time to time, such as financial strength or credit ratings downgrades or placing these ratings on credit watch negative or the equivalent;
•the effects of public company bankruptcies and accounting restatements, as well as disclosures by and investigations of public companies relating to possible accounting irregularities, and other corporate governance issues;
•acquisitions made performing differently than expected, our failure to realize anticipated expense-related efficiencies or growth from acquisitions, the impact of acquisitions on our pre-existing organization, or announced acquisitions not closing; risks and uncertainties relating to our planned purchases of additional interests in Huatai Insurance Group Co., Ltd. (Huatai Group), including our ability to receive Chinese insurance regulatory approval and complete the purchases;
•risks associated with being a Swiss corporation, including reduced flexibility with respect to certain aspects of capital management and the potential for additional regulatory burdens; share repurchase plans and share cancellations;
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

We have grown our business through increased premium volume, expansion of product offerings and geographic reach, and acquisitions of other companies. Refer to Note 2 to the Consolidated Financial Statements for our most recent acquisitions.

Our product and geographic diversification differentiate us from the vast majority of our competitors and has been a source of stability during periods of industry volatility. Our long-term business strategy focuses on sustained growth in book value achieved through a combination of underwriting and investment income. By doing so, we provide value to our clients and shareholders through use of our substantial capital base in the insurance and reinsurance markets.

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

Our insurance and reinsurance operations generate gross revenues from two principal sources: premiums and investment income. Cash flow is generated from premiums collected and investment income received less paid losses and loss expenses, policy acquisition costs, and administrative expenses. Invested assets are substantially held in liquid, investment grade fixed income securities of relatively short duration. Claims payments in any short-term period are highly unpredictable due to the random nature of loss events and the timing of claims awards or settlements. The value of investments held to pay future claims is subject to market forces such as the level of interest rates, stock market volatility, and credit events such as corporate defaults. The actual cost of claims is also volatile based on loss trends, inflation rates, court awards, and catastrophes. We believe that our cash balance, our highly liquid investments, credit facilities, and reinsurance protection provide sufficient liquidity to meet unforeseen claim demands that might occur in the year ahead. Refer to “Liquidity” and “Capital Resources” for additional information    .

Financial Highlights for the Year Ended December 31, 2020
•Net income was $3.5 billion compared with $4.5 billion in 2019, including after-tax catastrophe losses of $2.8 billion compared with $966 million in 2019.
•The COVID-19 global pandemic and related economic conditions adversely impacted our results of operations and growth in 2020, including:
◦Net catastrophe losses included a COVID-19 charge of $1,396 million pre-tax ($1,193 million after-tax), generated primarily from entertainment and commercial property-related business interruption, liability insurance products, and workers’ compensation. These COVID-19 losses added 4.5 percentage points to the P&C combined ratio.
◦Net premiums written in consumer lines globally declined by 1.9 percent, or 0.9 percent on a constant-dollar basis, principally reflecting the impact of COVID-19. A&H lines experienced negative growth globally and were down 10.6 percent for the year. Partially offsetting the decline was our U.S. high net worth personal lines business, which grew 2.8 percent in 2020.
•Net premiums written were $33.8 billion, up 4.8 percent, or 5.5 percent on a constant-dollar basis with 9.3 percent growth in commercial lines and a decline of 0.9 percent in consumer lines. Refer to page 49 for more detail.
•Net premiums earned were $33.1 billion, up 5.8 percent, or 6.5 percent on a constant-dollar basis with growth in commercial lines of 8.9 percent and consumer lines of 2.5 percent.
•P&C combined ratio was 96.1 percent compared with 90.6 percent in 2019. P&C current accident year combined ratio excluding catastrophe losses was 86.7 percent compared with 89.2 percent in 2019.
•Total pre-tax and after-tax catastrophe losses, including reinstatement premiums, were $3.3 billion and $2.8 billion, respectively, compared with $1.2 billion and $966 million, respectively, in 2019. Refer to the Consolidated Operating Results section for additional information on our catastrophe losses.
•Total pre-tax and after-tax favorable prior period development were $395 million (1.2 percentage points of the combined ratio) and $357 million, respectively, compared with $792 million (2.7 percentage points of the combined ratio) and $624 million, respectively, in 2019.
•Operating cash flow was $9.8 billion compared with $6.3 billion in 2019, an increase of $3.4 billion primarily due to higher premiums collected and reduced payment activity due to the economic slowdown related to COVID-19 pandemic. Refer to the Liquidity section for additional information on our cash flows.
•Net investment income was $3,375 million compared with $3,426 million in 2019.
•Share repurchases totaled $516 million, or approximately 3.6 million shares for the year, at an average purchase price of $143.91 per share.
•Shareholders’ equity increased 7.4 percent during the year, principally reflecting strong underlying growth and realized and unrealized gains in our investment portfolio.
Outlook

Our premium growth in 2020 reflected increases in commercial P&C lines globally from new business, positive rate increases and higher renewal retention. This growth was tempered by decreases in consumer lines, primarily from outside North America, reflecting the adverse impact of the economic contraction resulting from the COVID-19 pandemic.

Looking forward, we are off to a good start to the year in the first quarter with both growth and the level of commercial P&C rate increases resembling the underwriting conditions of the fourth quarter. We expect the current market condition to continue which will allow us to continue to grow revenue and expand underwriting margins in our commercial lines. For consumer lines, growth globally in the fourth quarter of 2020 continued to be impacted by the pandemic's effects on consumer-related activities. Our international personal lines business and our global A&H business together shrank eight percent. We expect growth to return in these businesses as the year progresses.

In 2019, Chubb entered into agreements to acquire an additional 22.4 percent ownership interest in Huatai Group through two separate purchases. The first purchase, which was for a 15.3 percent interest, was completed in July 2020. We expect that the second purchase, which was for a 7.1 percent interest, will be completed in the future, contingent upon important conditions. Separately, in November 2020, we completed the purchase of an incremental 0.9 percent ownership interest in Huatai Group, bringing Chubb’s aggregate ownership interest to 47.1 percent as of December 31, 2020. We continue to apply equity method accounting until we complete the 7.1 percent purchase, which will result in majority ownership at which point we expect to apply consolidation accounting.

Critical Accounting Estimates
Our Consolidated Financial Statements include amounts that, either by their nature or due to requirements of generally accepted accounting principles in the U.S. (GAAP), are determined using best estimates and assumptions. While we believe that the amounts included in our Consolidated Financial Statements reflect our best judgment, actual amounts could ultimately materially differ from those currently presented. We believe the items that require the most subjective and complex estimates are:

•unpaid loss and loss expense reserves, including long-tail asbestos and environmental (A&E) reserves and non-A&E casualty exposures;
•future policy benefits reserves;
•the valuation of value of business acquired (VOBA) and amortization of deferred policy acquisition costs and VOBA;
•the assessment of risk transfer for certain structured insurance and reinsurance contracts;
•reinsurance recoverable, including a valuation allowance for uncollectible reinsurance;
•the valuation of our investment portfolio and assessment of valuation allowance for expected credit losses;
•the valuation of deferred income taxes;
•the valuation of derivative instruments related to guaranteed living benefits (GLB); and
•the assessment of goodwill for impairment.

We believe our accounting policies for these items are of critical importance to our Consolidated Financial Statements. The following discussion provides more information regarding the estimates and assumptions required to arrive at these amounts and should be read in conjunction with the sections entitled: Prior Period Development, Asbestos and Environmental (A&E), Reinsurance Recoverable on Ceded Reinsurance, Investments, and Net Realized and Unrealized Gains (Losses).

Unpaid losses and loss expenses
As an insurance and reinsurance company, we are required by applicable laws and regulations and GAAP to establish loss and loss expense reserves for the estimated unpaid portion of the ultimate liability for losses and loss expenses under the terms of our policies and agreements with our insured and reinsured customers. At December 31, 2020, our gross unpaid loss and loss expense reserves were $67.8 billion and our net unpaid loss and loss expense reserves were $53.2 billion. With the exception of certain structured settlements, for which the timing and amount of future claim payments are reliably determinable, and certain reserves for unsettled claims, our loss reserves are not discounted for the time value of money. In connection with such structured settlements and certain reserves for unsettled claims, we carried net discounted reserves of $68 million and $74 million at December 31, 2020 and 2019, respectively.

The following table presents a roll-forward of our unpaid losses and loss expenses:

	December 31, 2020			December 31, 2019
(in millions of U.S. dollars)	Gross Losses	Reinsurance Recoverable(1)	Net Losses	Gross Losses	Reinsurance Recoverable(1)	Net Losses
Balance, beginning of year	$62,690	$14,181	$48,509	$62,960	$14,689	$48,271
Losses and loss expenses incurred	26,711	5,001	21,710	23,657	4,927	18,730
Losses and loss expenses paid	(22,053)	(4,619)	(17,434)	(23,911)	(5,438)	(18,473)
Other (including foreign exchange translation)	463	84	379	(16)	3	(19)
Balance, end of year	$67,811	$14,647	$53,164	$62,690	$14,181	$48,509
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

Sensitivity to underlying assumptions
While we believe that our reserve for unpaid losses and loss expenses at December 31, 2020, is adequate, new information or emerging trends that differ from our assumptions may lead to future development of losses and loss expenses that is significantly greater or less than the recorded reserve, which could have a material effect on future operating results. As noted previously, our best estimate of required loss reserves for most portfolios is judgmentally selected for each origin year after considering the results from a number of reserving methods and is not a purely mechanical process. Therefore, it is difficult to convey, in a simple and quantitative manner, the impact that a change to a single assumption will have on our best estimate. In the examples below, we attempt to give an indication of the potential impact by isolating a single change for a specific reserving method that would be pertinent in establishing the best estimate for the product line described. We consider each of the following sensitivity analyses to represent a reasonably likely deviation in the underlying assumption.

North America Commercial P&C Insurance - Workers' Compensation
Given the long reporting and paid development patterns for workers' compensation business, the development factors used to project actual current losses to ultimate losses for our current exposure require considerable judgment that could be material to consolidated loss and loss expense reserves. Specifically, adjusting ground up ultimate losses by a one percentage point change in the tail factor (i.e., 1.04 changed to either 1.05 or 1.03) would cause a change of approximately $910 million, either positive or negative, for the projected net loss and loss expense reserves. This represents an impact of about 9.5 percent relative to recorded net loss and loss expense reserves of approximately $9.6 billion.

North America Commercial P&C Insurance – Liability
As is the case for Workers’ Compensation above, given the long reporting and paid development patterns, the development factors used to project actual current losses to ultimate losses for our current exposure require considerable judgment that could be material to consolidated loss and loss expense reserves. Specifically, for our main U.S. Excess/Umbrella portfolios, a five percentage point change in the tail factor (e.g., 1.10 changed to either 1.15 or 1.05) would cause a change of approximately $546 million, either positive or negative, for the projected net loss and loss expense reserves. This represents an impact of about 19.7 percent relative to recorded net loss and loss expense reserves of approximately $2.8 billion for these portfolios.

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

North America Personal P&C Insurance
Due to the relatively short-tailed nature of many of the coverages involved (e.g., homeowners property damage), most of the incurred losses in Personal Lines are resolved within a few years of occurrence. As shown in our loss triangle disclosure, the vast majority (approximately 95 percent) of Personal Lines net ultimate losses and allocated loss adjustment expenses are typically paid within five years of the accident date and over 80 percent within two years. Even though there are significant reserves associated with some liability exposures such as personal excess/umbrella liability, our incurred loss triangle also shows a roughly consistent pattern of only relatively minor movements in incurred estimates over time by accident year especially after twenty-four months of maturity. While the liability exposures are subject to additional uncertainties from more protracted resolution times, the main drivers of volatility in the Personal Lines business are relatively short-term in nature and relate to things like natural catastrophes, non-catastrophe weather events, man-made risks, and individual large loss volatility from other fortuitous claim events.

North America Agricultural Insurance
Approximately 59 percent of the reserves for this segment are from the crop related lines, which all have short payout patterns, with the majority of the liabilities expected to be resolved in the ensuing twelve months. Claim reserves for our Multiple Peril Crop Insurance (MPCI) product are set on a case-by-case basis and our aggregate exposure is subject to state level risk sharing formulae as well as third-party reinsurance. The majority of the development risk arises out of the accuracy of case reserve estimates and the time needed for final crop conditions to be assessed. We do not view our Agriculture reserves as substantially influenced by the general assumptions and risks underlying more typical P&C reserve estimates.

Overseas General Insurance
Certain long-tail lines, such as casualty and professional lines, are particularly susceptible to changes in loss trend and claim inflation. Heightened perceptions of tort and settlement awards around the world can increase the demand for these products as well as contributing to the uncertainty in the reserving estimates. Our reserving methods rely on loss development patterns estimated from historical data and while we attempt to adjust such factors for known changes in the current tort environment, it is possible that such factors may not entirely reflect all recent trends in tort environments. For example, when applying the reported loss development method, the lengthening of our selected loss development patterns by six months would increase reserve estimates on long-tail casualty and professional lines for accident years 2018 and prior by approximately $590 million. This represents an impact of 15.4 percent relative to recorded net loss and loss expense reserves of approximately $3.8 billion.

Global Reinsurance
At December 31, 2020, net unpaid losses and loss expenses for the Global Reinsurance segment aggregated to $1.5 billion, consisting of $772 million of case reserves and $740 million of IBNR. In comparison, at December 31, 2019, net unpaid losses and loss expenses for the Global Reinsurance segment aggregated to $1.4 billion, consisting of $769 million of case reserves and $664 million of IBNR.

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

For our casualty reinsurance business, we generally rely on ceding companies to report claims and then use that data as a key input to estimate unpaid losses and loss expenses. Due to the reliance on claims information reported by ceding companies, as well as other factors, the estimation of unpaid losses and loss expenses for assumed reinsurance includes certain risks and uncertainties that are unique relative to our direct insurance business. These include, but are not necessarily limited to, the following:

•The reported claims information could be inaccurate;
•Typically, a lag exists between the reporting of a loss event to a ceding company and its reporting to us as a reinsurance claim. The use of a broker to transmit financial information from a ceding company to us increases the reporting lag. Because most of our reinsurance business is produced by brokers, ceding companies generally first submit claim and other financial information to brokers, who then report the proportionate share of such information to each reinsurer of a particular treaty. The reporting lag generally results in a longer period of time between the date a claim is incurred and the date a claim is reported compared with direct insurance operations. Therefore, the risk of delayed recognition of loss reserve development is higher for assumed reinsurance than for direct insurance lines; and
•The historical claims data for a particular reinsurance contract can be limited relative to our insurance business in that there may be less historical information available. Further, for certain coverages or products, such as excess of loss contracts, there may be relatively few expected claims in a particular year so the actual number of claims may be susceptible to significant variability. In such cases, the actuary often relies on industry data from several recognized sources.

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

On occasion, there will be differences between our carried loss reserves and unearned premium reserves and the amount of loss reserves and unearned premium reserves reported by the ceding companies. This is due to the fact that we receive consistent and timely information from ceding companies only with respect to case reserves. For IBNR, we use historical experience and other statistical information, depending on the type of business, to estimate the ultimate loss. We estimate our unearned premium reserve by applying estimated earning patterns to net premiums written for each treaty based upon that treaty's coverage basis (i.e., risks attaching or losses occurring). At December 31, 2020, the case reserves, net of retrocessions, reported to us by our ceding companies were $762 million, compared with the $772 million we recorded.  Our policy is to post additional case reserves in addition to the amounts reported by our cedants when our evaluation of the ultimate value of a reported claim is different than the evaluation of that claim by our cedant.

Typically, there is inherent uncertainty around the length of paid and reported development patterns, especially for certain casualty lines such as excess workers' compensation or general liability, which may take decades to fully develop. This uncertainty is accentuated by the need to supplement client development patterns with industry development patterns due to the sometimes low statistical credibility of the data. The underlying source and selection of the final development patterns can thus have a significant impact on the selected ultimate net losses and loss expenses. For example, a 20 percent shortening or lengthening of the development patterns used for U.S. long-tail lines would cause the loss reserve estimate derived by the reported Bornhuetter-Ferguson method for these lines to change by approximately $245 million. This represents an impact of 37 percent relative to recorded net loss and loss expense reserves of approximately $655 million.

Corporate
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

Future policy benefits reserves
We issue contracts in our Overseas General Insurance and Life Insurance segments that are classified as long-duration. These contracts generally include accident and supplemental health products, term and whole life products, endowment products, and annuities. In accordance with GAAP, we establish reserves for contracts determined to be long-duration based on approved actuarial methods that include assumptions related to expenses, mortality, morbidity, persistency and investment yields. For traditional long-duration contracts, these assumptions also include a provision for adverse deviation (PAD), and are “locked in” at the inception of the contract, meaning we use our original assumptions throughout the life of the policy and do not subsequently modify them unless we deem the reserves to be inadequate; while for non-traditional long-duration contracts, the assumptions do not include a PAD and are unlocked at each reporting date. The future policy benefits reserves balance is regularly evaluated for a premium deficiency. If experience is less favorable than assumptions, additional liabilities may be required, resulting in a charge to policyholder benefits and claims.

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

Reinsurance recoverable
Reinsurance recoverable includes balances due to us from reinsurance companies for paid and unpaid losses and loss expenses and is presented net of a valuation allowance for uncollectible reinsurance. The valuation allowance for uncollectible reinsurance is determined based upon a review of the financial condition of the reinsurers and other factors. Ceded reinsurance contracts do not relieve our primary obligation to our policyholders. Consequently, an exposure exists with respect to reinsurance recoverable to the extent that any reinsurer is unable or unwilling to meet its obligations or disputes the liabilities assumed under the reinsurance contracts. We determine the reinsurance recoverable on unpaid losses and loss expenses using actuarial estimates as well as a determination of our ability to cede unpaid losses and loss expenses under existing reinsurance contracts.

The recognition of a reinsurance recoverable asset requires two key judgments. The first judgment involves our estimation based on the amount of gross reserves and the percentage of that amount which may be ceded to reinsurers. Ceded IBNR, which is a major component of the reinsurance recoverable on unpaid losses and loss expenses, is generally developed as part of our loss reserving process and, consequently, its estimation is subject to similar risks and uncertainties as the estimation of gross IBNR (refer to “Critical Accounting Estimates – Unpaid losses and loss expenses”). The second judgment involves our estimate of the amount of the reinsurance recoverable balance that we may ultimately be unable to recover from reinsurers due to insolvency, contractual dispute, or for other reasons. Estimated uncollectible amounts are reflected in a valuation allowance that reduces the reinsurance recoverable asset and, in turn, shareholders' equity. Changes in the valuation allowance for uncollectible reinsurance are reflected in net income.

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

To estimate the valuation allowance for uncollectible reinsurance, the reinsurance recoverable must first be determined for each reinsurer. This determination is based on a process rather than an estimate, although an element of judgment must be applied. As part of the process, ceded IBNR is allocated to reinsurance contracts because ceded IBNR is not generally calculated on a contract by contract basis. The allocations are generally based on premiums ceded under reinsurance contracts, adjusted for actual loss experience and historical relationships between gross and ceded losses. If actual premium and loss experience vary materially from historical experience, the allocation of reinsurance recoverable by reinsurer will be reviewed and may change. While such change is unlikely to result in a large percentage change in the valuation allowance for uncollectible reinsurance, it could, nevertheless, have a material effect on our net income in the period recorded.

Generally, we use a default analysis to estimate uncollectible reinsurance. The primary components of the default analysis are reinsurance recoverable balances by reinsurer, net of collateral, and forward looking default factors used to estimate the probability that the reinsurer may be unable to meet its future obligations in full. In 2020, we adopted new guidance on the accounting for expected credit losses of reinsurance recoverable. For additional information, refer to Note 1 s) to the Consolidated Financial Statements under Item 8. The definition of collateral for this purpose requires some judgment and is generally limited to assets held in a Chubb-only beneficiary trust, letters of credit, and liabilities held by us with the same legal entity for which we believe there is a right of offset. We do not currently include multi-beneficiary trusts. However, we have several reinsurers that have established multi-beneficiary trusts for which certain of our companies are beneficiaries. The determination of the default factor is principally based on the financial strength rating of the reinsurer and a corresponding default factor applicable to the financial strength rating. Default factors require considerable judgment and are determined using the current financial strength rating, or rating equivalent, of each reinsurer as well as other key considerations and assumptions. Significant considerations and assumptions include, but are not necessarily limited to, the following:

•For reinsurers that maintain a financial strength rating from a major rating agency, and for which recoverable balances are considered representative of the larger population (i.e., default probabilities are consistent with similarly rated reinsurers and payment durations conform to averages), the judgment exercised by management to determine the valuation allowance for uncollectible reinsurance of each reinsurer is typically limited because the financial rating is based on a published source and the default factor we apply is based on a historical default factor of a major rating agency applicable to the particular rating class. Default factors applied for financial ratings of AAA, AA, A, BBB, BB, B, and CCC, are 0.8 percent, 1.2 percent, 1.7 percent, 4.9 percent, 19.6 percent, 34.0 percent, and 62.2 percent, respectively. Because our model is predicated on the historical default factors of a major rating agency, we do not generally consider alternative factors. However, when a recoverable is expected to be paid in a brief period of time by a highly-rated reinsurer, such as certain property catastrophe claims, a default factor may not be applied;
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
•For balances recoverable from reinsurers that are either insolvent or under regulatory supervision, we establish a default factor and resulting valuation allowance for uncollectible reinsurance based on specific facts and circumstances surrounding each company. Upon initial notification of an insolvency, we generally recognize expense for a substantial portion of all balances outstanding, net of collateral, through a combination of write-offs of recoverable balances and increases to the valuation allowance for uncollectible reinsurance. When regulatory action is taken on a reinsurer, we generally recognize a default factor by estimating an expected recovery on all balances outstanding, net of collateral. When sufficient credible information becomes available, we adjust the valuation allowance for uncollectible reinsurance by establishing a default factor pursuant to information received; and
•For captives and other recoverables, management determines the valuation allowance for uncollectible reinsurance based on the specific facts and circumstances.

The following table summarizes reinsurance recoverables and the valuation allowance for uncollectible reinsurance for each type of recoverable balance at December 31, 2020:

	Gross Reinsurance Recoverables on Losses and Loss Expenses	Recoverables (net of Usable Collateral)
			Valuation Allowance for Uncollectible Reinsurance (1)
(in millions of U.S. dollars)
Type
Reinsurers with credit ratings	$12,479	$10,814	$179
Reinsurers not rated	290	154	57
Reinsurers under supervision and insolvent reinsurers	64	60	35
Captives	2,107	372	11
Other - structured settlements and pools	966	965	32
Total	$15,906	$12,365	$314
(1)     The valuation allowance for uncollectible reinsurance is based on a default analysis applied to gross reinsurance recoverables, net of approximately $3.5 billion of collateral at December 31, 2020.

At December 31, 2020, the use of different assumptions within our approach could have a material effect on the valuation allowance for uncollectible reinsurance. To the extent the creditworthiness of our reinsurers was to deteriorate due to an adverse event affecting the reinsurance industry, such as a large number of major catastrophes, actual uncollectible amounts could be significantly greater than our valuation allowance for uncollectible reinsurance. Such an event could have a material adverse effect on our financial condition, results of operations, and our liquidity. Given the various considerations used to estimate our uncollectible valuation allowance, we cannot precisely quantify the effect a specific industry event may have on the valuation allowance for uncollectible reinsurance. However, based on the composition (particularly the average credit quality) of the reinsurance recoverable balance at December 31, 2020, we estimate that a ratings downgrade of one notch for all rated reinsurers (e.g., from A to A- or A- to BBB+) could increase our valuation allowance for uncollectible reinsurance by approximately $81 million or approximately 0.5 percent of the gross reinsurance recoverable balance, assuming no other changes relevant to the calculation. While a ratings downgrade would result in an increase in our valuation allowance for uncollectible reinsurance and a charge to earnings in that period, a downgrade in and of itself does not imply that we will be unable to collect all of the ceded reinsurance recoverable from the reinsurers in question. Refer to Note 5 to the Consolidated Financial Statements for additional information.

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

Assessment of investment portfolio credit losses
Each quarter, we evaluate current expected credit losses (CECL) for fixed maturity securities classified as held to maturity and expected credit losses (ECL) for fixed maturity securities classified as available for sale. Because our investment portfolio is the largest component of consolidated assets, CECL and ECL could be material to our financial condition and results of operations. Refer to Notes 1 e) and 3 to the Consolidated Financial Statements for more information.

Deferred income taxes
At December 31, 2020, our net deferred tax liability was $892 million. Our deferred tax assets and liabilities primarily result from temporary differences between the amounts recorded in our Consolidated Financial Statements and the tax basis of our assets and liabilities. We determine deferred tax assets and liabilities separately for each tax-paying component (an individual entity or group of entities that is consolidated for tax purposes) in each tax jurisdiction. The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carryback or carryforward periods under the tax law in the applicable tax jurisdiction. There may be changes in tax laws in a number of countries where we transact business that impact our deferred tax assets and liabilities.

At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized. The determination of the need for a valuation allowance is based on all available information including projections of future taxable income, principally derived from business plans and where appropriate available tax planning strategies. Projections of future taxable income incorporate assumptions of future business and operations that are apt to differ from actual experience. If our assumptions and estimates that resulted in our forecast of future taxable income prove to be incorrect, an additional valuation allowance could become necessary, which could have a material adverse effect on our financial condition, results of operations, and liquidity. At December 31, 2020, the valuation allowance of $83 million reflects management's assessment that it is more likely than not that a portion of the deferred tax assets will not be realized due to the inability of certain subsidiaries to generate sufficient taxable income.

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

Determination of GMDB benefit reserves
Management established benefit reserves based on a long-term benefit ratio (or loss ratio) calculated using assumptions reflecting management’s best estimate of the future performance of the GMDB variable annuity line of business. Despite the long-term nature of the risk, the benefit ratio calculation is impacted by short-term market movements that may be judged by management to be transient. Management regularly examines both qualitative and quantitative analysis, including a review of the differential between the benefit ratio used at the most recent valuation date and the benefit ratio calculated on subsequent dates. Management regularly evaluates its estimates and uses judgment to determine the extent to which assumptions underlying the benefit ratio calculation should be adjusted. For the year ended December 31, 2020, management determined that no change to the benefit ratio was warranted.

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

A second layer of risk management is the structure of the reinsurance contracts. All VA guarantee reinsurance contracts include some form of annual or aggregate claim limit(s) primarily designed to reduce our exposure to severe equity market and interest rate declines (which would cause an increase in expected claims).

A third layer of risk management is the hedging strategy which looks to mitigate both long-term economic loss over time as well as dampen income statement volatility. We owned financial market instruments as part of the hedging strategy with a fair value liability of $17 million and $13 million at December 31, 2020 and 2019, respectively. The instruments are substantially collateralized on a daily basis.

We also limit the aggregate amount of variable annuity reinsurance guarantee risk we are willing to assume. The last substantive transactions were quoted in late 2007. The aggregate number of policyholders is currently decreasing through policyholder withdrawals, annuitizations, and deaths at a rate of 5 percent to 15 percent per annum.

Note that GLB claims cannot occur for any reinsured policy until it has reached the end of its “waiting period”. As of December 31, 2020, 93 percent of the policies we reinsure reached the end of their “waiting periods”.

Collateral
Chubb maintains collateral, including letters of credit (LOC), on behalf of most of its clients in the form of qualified assets in trust or letters of credit, typically in an amount sufficient for the client to obtain statutory reserve credit for the reinsurance. The timing of the calculation and amount of the collateral varies by client according to the particulars of the reinsurance treaty and the statutory reserve guidelines of the client's domicile. Refer to "Credit Facilities" for a discussion of the LOC related to our variable annuity program.

Goodwill impairment assessment
Goodwill, which represents the excess of acquisition cost over the estimated fair value of net assets acquired, was $15.4 billion and $15.3 billion at December 31, 2020 and 2019, respectively. Goodwill is assigned to applicable reporting units of acquired entities at the time of acquisition. Our reporting units are the same as our reportable segments. For goodwill balances by reporting units, refer to Note 6 to the Consolidated Financial Statements.

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

In assessing the fair value of a reporting unit, we make assumptions and estimates about the profitability attributable to our reporting units, including:
•short-term and long-term growth rates; and
•estimated cost of equity and changes in long-term risk-free interest rates.

If our assumptions and estimates made in assessing the fair value of acquired entities change, we could be required to write-down the carrying value of goodwill which could be material to our results of operations in the period the charge is taken. Based on our impairment testing for 2020, we determined no impairment was required and none of our reporting units was at risk for impairment.

Consolidated Operating Results – Years Ended December 31, 2020, 2019, and 2018

				% Change
(in millions of U.S. dollars, except for percentages)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Net premiums written	$33,820	$32,275	$30,579	4.8%	5.5%
Net premiums written - constant dollars (1)				5.5%	7.0%
Net premiums earned	33,117	31,290	30,064	5.8%	4.1%
Net investment income	3,375	3,426	3,305	(1.5)%	3.6%
Net realized gains (losses)	(498)	(530)	(652)	(6.1)%	(18.8)%
Total revenues	35,994	34,186	32,717	5.3%	4.5%
Losses and loss expenses	21,710	18,730	18,067	15.9%	3.7%
Policy benefits	784	740	590	5.9%	25.5%
Policy acquisition costs	6,547	6,153	5,912	6.4%	4.1%
Administrative expenses	2,979	3,030	2,886	(1.7)%	5.0%
Interest expense	516	552	641	(6.4)%	(13.9)%
Other (income) expense	(994)	(596)	(434)	66.8%	37.2%
Amortization of purchased intangibles	290	305	339	(4.9)%	(10.2)%
Chubb integration expenses	—	23	59	NM	(61.7)%
Total expenses	31,832	28,937	28,060	10.0%	3.1%
Income before income tax	4,162	5,249	4,657	(20.7)%	12.7%
Income tax expense	629	795	695	(20.8)%	14.3%
Net income	$3,533	$4,454	$3,962	(20.7)%	12.4%
NM – not meaningful
(1)On a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency exchange rates as the comparable current period.

Net Premiums Written				% Change
(in millions of U.S. dollars, except for percentages)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018	C$ 2020 vs. 2019
Commercial casualty	$6,177	$5,654	$5,204	9.2%	8.7%	9.3%
Workers' compensation	2,015	2,098	2,094	(4.0)%	0.1%	(4.0)%
Professional liability	4,201	3,697	3,527	13.6%	4.8%	14.0%
Surety	531	639	635	(16.9)%	0.6%	(14.5)%
Commercial multiple peril (1)	1,047	983	910	6.6%	8.0%	6.6%
Property and other short-tail lines	5,231	4,468	4,016	17.1%	11.3%	18.3%
Total Commercial P&C	19,202	17,539	16,386	9.5%	7.0%	10.0%

Agriculture	1,846	1,810	1,577	2.0%	14.8%	2.0%

Personal automobile	1,550	1,786	1,695	(13.2)%	5.4%	(10.0)%
Personal homeowners	3,627	3,513	3,391	3.2%	3.6%	3.5%
Personal other	1,656	1,514	1,508	9.4%	0.3%	9.8%
Total Personal lines	6,833	6,813	6,594	0.3%	3.3%	1.5%
Total Property and Casualty lines	27,881	26,162	24,557	6.6%	6.5%	7.2%

Global A&H lines (2)	3,859	4,315	4,277	(10.6)%	0.9%	(9.7)%
Reinsurance lines	731	649	671	12.6%	(3.2)%	12.1%
Life	1,349	1,149	1,074	17.4%	7.0%	18.4%
Total consolidated	$33,820	$32,275	$30,579	4.8%	5.5%	5.5%
(1)Commercial multiple peril represents retail package business (property and general liability).
(2)For purposes of this schedule only, A&H results from our Combined North America and International businesses, normally included in the Life Insurance and Overseas General Insurance segments, respectively, as well as the A&H results of our North America Commercial P&C segment, are included in Global A&H lines above.

The increase in net premiums written in 2020 principally reflects positive growth in commercial P&C lines globally, partially offset by negative growth in consumer P&C lines primarily from outside North America. The increase in net premiums written principally reflected new business, positive rate increases and higher renewal retention. This growth was tempered by the adverse impact of the economic contraction resulting from the COVID-19 pandemic, principally in consumer P&C lines.
•The growth in commercial casualty was due to new business, positive rate increases and growth in North America, Asia and Europe, partially offset by the adverse impact of the COVID-19 pandemic, including $58 million of exposure adjustments on in-force policies which depressed growth by 1.1 percentage points.
•Workers' compensation was adversely impacted by market conditions and by the adverse impact of the economic contraction resulting from the COVID-19 pandemic. The decrease included $121 million of exposure adjustments on in-force policies which depressed growth by 5.8 percentage points.
•The increase in professional liability was due to new business and positive rate increases primarily in North America, Asia and Europe.
•Surety decreased in North America and Latin America due to market conditions and the adverse impact of the economic contraction resulting from the COVID-19 pandemic.
•Commercial multiple peril increased due to strong renewal retention and positive rate increases in North America. The increase was partially offset by the adverse impact of the economic contraction resulting from the COVID-19 pandemic.
•Property and other short-tail lines increased due to new business and positive rate increases primarily in North America and Europe.
•Personal lines increased primarily due to positive rate increases and strong renewal retention in homeowners business in North America, as well as growth in Europe. In addition, North America benefited from the favorable year-over-year impact of reinstatement premiums. The increase was partially offset by the impact of the COVID-19 pandemic, which caused declines in automobile business in Latin America and North America.
•Global A&H lines decreased in all regions, principally from less travel volume due to the COVID-19 pandemic.
•The increase in Life was primarily driven by growth in Latin America, principally driven by our expanded presence in Chile, and in the Asian international life operations.
For additional information on net premiums written, refer to the segment results discussions.

Net Premiums Earned
Net premiums earned for short-duration contracts, typically P&C contracts, generally reflect the portion of net premiums written that were recorded as revenues for the period as the exposure periods expire. Net premiums earned for long-duration contracts, typically traditional life contracts, generally are recognized as earned when due from policyholders. Net premiums earned increased $1.8 billion, or $2.0 billion on a constant-dollar basis in 2020, comprising 8.9 percent positive growth in commercial P&C lines and 2.5 percent positive growth in consumer lines on a constant-dollar basis.

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

	Catastrophe Loss Charge by Event For Full Year 2020
	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Total excluding RIPs	RIPs collected (expensed)	Total including RIPs

(in millions of U.S. dollars)
Net losses
COVID-19	$925	$—	$—	$421	$10	$24	$1,380	$(16)	$1,396
U.S. hurricanes/tropical storms	429	132	1	79	86	—	727	7	720
U.S. flooding, hail, tornadoes, and wind events	295	191	25	9	11	—	531	(3)	534
U.S. wildfires	61	162	1	5	1	—	230	—	230
Civil unrest	111	2	—	17	—	—	130	—	130
International weather-related events	3	6	—	67	15	—	91	2	89
Midwest derecho	37	38	8	—	1	—	84	—	84
Australia storms	—	—	—	66	—	—	66	—	66
Other	7	2	—	26	(1)	—	34	—	34
Total	$1,868	$533	$35	$690	$123	$24	$3,273
RIPs collected (expensed)	(3)	(1)	(1)	(15)	10	—		(10)
Total before income tax	$1,871	$534	$36	$705	$113	$24			$3,283
Income tax benefit									506
Total after income tax									$2,777

	Catastrophe Loss Charge by Event For Full Year 2019
	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Total excluding RIPs	RIPs collected (expensed)	Total including RIPs

(in millions of U.S. dollars)
Net losses
U.S. flooding, hail, tornadoes, and wind events	$220	$202	$7	$—	$9	$438	$—	$438
Tornado in Dallas, Texas	55	145	—	—	2	202	(11)	213
Winter-related storms	74	110	1	6	2	193	—	193
Hurricane Dorian	26	30	—	10	8	74	1	73
California wildfires	11	45	—	—	—	56	—	56
Typhoon Hagibis	—	—	—	20	17	37	1	36
Civil unrest in Hong Kong and Chile	—	—	—	33	—	33	(4)	37
International weather-related events	1	2	—	30	—	33	—	33
Other	34	9	—	53	13	109	1	108
Total	$421	$543	$8	$152	$51	$1,175
RIPs collected (expensed)	—	(11)	—	(4)	3		(12)
Total before income tax	$421	$554	$8	$156	$48			$1,187
Income tax benefit								221
Total after income tax								$966

	Catastrophe Loss Charge by Event For Full Year 2018
	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Total excluding RIPs	RIPs collected (expensed)	Total including RIPs

(in millions of U.S. dollars)
Net losses
Hurricane Michael	$187	$16	$6	$6	$85	$300	$15	$285
U.S. flooding, hail, tornadoes, and wind events (1)	162	157	7	—	6	332	—	332
Northeast winter storms	43	117	—	—	5	165	—	165
California wildfires	51	61	1	1	58	172	(23)	195
Hurricane Florence	109	29	7	15	14	174	1	173
California mudslides	4	120	—	1	—	125	—	125
Colorado rain and hail storm	7	65	—	1	—	73	—	73
International weather-related events	—	—	—	182	31	213	2	211
Other	16	46	—	—	6	68	1	67
Total	$579	$611	$21	$206	$205	$1,622
RIPs collected (expensed)	—	(26)	—	—	22		(4)
Total before income tax	$579	$637	$21	$206	$183			$1,626
Income tax benefit								272
Total after income tax								$1,354
(1)This grouping comprised of 34 separate events, principally impacting the southern and northeastern regions of the U.S.

Prior Period Development

(in millions of U.S. dollars)	2020	2019	2018
Favorable prior period development	$395	$792	$896

Prior period development (PPD) arises from changes to loss estimates recognized in the current year that relate to loss events that occurred in previous calendar years and excludes the effect of losses from the development of earned premium from previous accident years.

Pre-tax net favorable prior period development for the year ended 2020 was $395 million, which included adverse development of $259 million for U.S. child molestation claims, predominately reviver statute-related, and $106 million adverse development related to legacy asbestos and environmental liabilities. The remaining favorable development of $760 million principally comprises 89 percent long-tail lines, principally from accident years 2016 and prior, and 11 percent short-tail lines.

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

	2020	2019	2018
Loss and loss expense ratio
CAY loss ratio excluding catastrophe losses	59.2%	60.8%	59.6%
Catastrophe losses	10.6%	4.1%	5.8%
Favorable prior period development	(1.3)%	(2.8)%	(3.3)%
Loss and loss expense ratio	68.5%	62.1%	62.1%
Policy acquisition cost ratio	18.9%	19.1%	19.2%
Administrative expense ratio	8.7%	9.4%	9.3%
P&C Combined ratio	96.1%	90.6%	90.6%
The loss and loss expense ratio increased 6.4 percentage points in 2020 principally due to higher catastrophe losses and lower favorable prior period development.

The CAY loss ratio excluding catastrophe losses decreased 1.6 percentage points in 2020 principally due to a decrease in the underlying loss ratio reflecting earned rate increases exceeding loss cost trends, better underlying claims experience, and a more average crop loss year in 2020.

Policy acquisition costs consist of commissions, premium taxes, and certain underwriting costs directly related to the successful acquisition of a new or renewal insurance contract. The policy acquisition cost ratio decreased 0.2 percentage points in 2020 due to a change in the mix of business, including less premiums earned from A&H lines that have a lower acquisition cost ratio, reflecting the impact of the COVID-19 pandemic.

The administrative expense ratio decreased 0.7 percentage points in 2020 primarily due to lower business expenses from continued expense management control, including during the COVID-19 pandemic, lower employee benefit-related expenses and the favorable impact of higher net premiums earned.

Policy benefits
Policy benefits represent losses on contracts classified as long-duration and generally include accident and supplemental health products, term and whole life products, endowment products, and annuities. Refer to the Life Insurance segment operating results section for further discussion.

Policy benefits were $784 million, $740 million and $590 million in 2020, 2019 and 2018, respectively, which included separate account liabilities (gains) losses of $58 million, $44 million and $(38) million, respectively. The offsetting movements of these liabilities are recorded in Other (income) expense on the Consolidated statements of operations. Excluding the separate account gains and losses, Policy benefits were $726 million in 2020 compared with $696 million, principally from new business from our expanded presence in Chile and growth in Asia.

Refer to the respective sections that follow for a discussion of Net investment income, Other (income) expense, Net realized gains (losses), Amortization of purchased intangibles, and Income tax expense.

Segment Operating Results – Years Ended December 31, 2020, 2019, and 2018

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
North America Commercial P&C Insurance

The North America Commercial P&C Insurance segment comprises operations that provide property and casualty (P&C) and accident & health (A&H) insurance and services to large, middle market, and small commercial businesses in the U.S., Canada, and Bermuda. This segment includes our North America Major Accounts and Specialty Insurance division (large corporate accounts and wholesale business), and the North America Commercial Insurance division (principally middle market and small commercial accounts).

				% Change
(in millions of U.S. dollars, except for percentages)	2020	2019	2018	2020 vs. 2019		2019 vs. 2018
Net premiums written	$14,474	$13,375	$12,485	8.2%		7.1%
Net premiums earned	13,964	12,922	12,402	8.1%		4.2%
Losses and loss expenses	10,129	8,206	8,000	23.4%		2.6%
Policy acquisition costs	1,942	1,831	1,829	6.1%		0.2%
Administrative expenses	1,006	1,028	966	(2.2)%		6.4%
Underwriting income	887	1,857	1,607	(52.2)%		15.5%
Net investment income	2,061	2,109	2,061	(2.3)%		2.3%
Other (income) expense	23	24	3	(4.2)%		NM
Segment income	$2,925	$3,942	$3,665	(25.8)%		7.5%
Loss and loss expense ratio:
CAY loss ratio excluding catastrophe losses	64.2%	65.3%	64.9%	(1.1)	pts	0.4	pts
Catastrophe losses	13.4%	3.3%	4.7%	10.1	pts	(1.4)	pts
Prior period development	(5.1)%	(5.1)%	(5.1)%	—	pts	—	pts
Loss and loss expense ratio	72.5%	63.5%	64.5%	9.0	pts	(1.0)	pt
Policy acquisition cost ratio	14.0%	14.2%	14.7%	(0.2)	pts	(0.5)	pts
Administrative expense ratio	7.2%	7.9%	7.8%	(0.7)	pts	0.1	pts
Combined ratio	93.7%	85.6%	87.0%	8.1	pts	(1.4)	pts
NM – not meaningful

Catastrophe Losses and Prior Period Development

(in millions of U.S. dollars)	2020	2019	2018
Catastrophe losses (excludes reinstatement premiums)	$1,868	$421	$579
Favorable prior period development	$702	$649	$610
Refer to the tables on pages 50 - 51 for detail of catastrophe losses and Note 7 to the Consolidated Financial Statements for detail on prior period development.

Premiums
Net premiums written increased $1,099 million, or 8.2 percent in 2020, comprising positive growth of 9.6 percent in commercial P&C lines and negative growth of 13.8 percent in consumer lines. The growth in commercial P&C lines reflects positive rate increases, strong renewal retention and new business written across a number of retail and wholesale lines, including property, financial lines, excess casualty, large risk casualty, and commercial multiple peril. Net premiums written in 2020 was depressed by economic contraction resulting from the COVID-19 pandemic including $160 million of exposure adjustments on in-force policies, and lower renewal exposures and new business market limitations that impacted several lines of business, including A&H, surety, entertainment, hospitality, retail, and construction.

Net premiums earned increased $1,042 million, or 8.1 percent in 2020, due to the growth in net premiums written described above. The increase in net premiums earned was adversely impacted by the COVID-19 pandemic, including $154 million of exposure adjustments on in-force policies in 2020.

Combined Ratio
The loss and loss expense ratio increased 9.0 percentage points in 2020 due principally to higher catastrophe losses, including losses related to COVID-19 pandemic claims. The CAY loss ratio excluding catastrophe losses decreased 1.1 percentage points in 2020 primarily due to margin improvements coming from earned rate exceeding loss cost trends.

The administrative expense ratio decreased 0.7 percentage points in 2020 primarily due to lower business expenses from continued expense management control, including during the COVID-19 pandemic, lower employee benefit-related expenses, and the favorable impact of higher net premiums earned.

North America Personal P&C Insurance
The North America Personal P&C Insurance segment comprises operations that provide high net worth personal lines products, including homeowners and complementary products such as valuable articles, excess liability, automobile, and recreational marine insurance and services in the U.S. and Canada.

				% Change
(in millions of U.S. dollars, except for percentages)	2020	2019	2018	2020 vs. 2019		2019 vs. 2018
Net premiums written	$4,920	$4,787	$4,674	2.8%		2.4%
Net premiums earned	4,866	4,694	4,593	3.7%		2.2%
Losses and loss expenses	3,187	3,043	3,229	4.7%		(5.8)%
Policy acquisition costs	974	948	939	2.7%		1.0%
Administrative expenses	270	286	269	(5.4)%		6.0%
Underwriting income	435	417	156	4.6%		167.2%
Net investment income	260	258	236	0.5%		9.2%
Other (income) expense	5	3	1	75.8%		117.1%
Amortization of purchased intangibles	11	12	13	(5.0)%		(11.1)%
Segment income	$679	$660	$378	2.8%		74.7%
Loss and loss expense ratio:
CAY loss ratio excluding catastrophe losses	53.1%	55.1%	55.8%	(2.0)	pts	(0.7)	pts
Catastrophe losses	11.0%	11.6%	13.6%	(0.6)	pts	(2.0)	pts
Prior period development	1.4%	(1.9)%	0.9%	3.3	pts	(2.8)	pts
Loss and loss expense ratio	65.5%	64.8%	70.3%	0.7	pts	(5.5)	pts
Policy acquisition cost ratio	20.0%	20.2%	20.4%	(0.2)	pts	(0.2)	pts
Administrative expense ratio	5.6%	6.1%	5.9%	(0.5)	pts	0.2	pts
Combined ratio	91.1%	91.1%	96.6%	—	pts	(5.5)	pts
Catastrophe Losses and Prior Period Development

(in millions of U.S. dollars)	2020	2019	2018
Catastrophe losses (excludes reinstatement premiums)	$533	$543	$611
Favorable (unfavorable) prior period development	$(63)	$95	$(41)
Refer to the tables on pages 50 - 51 for detail of catastrophe losses and Note 7 to the Consolidated Financial Statements for detail on prior period development.

Premiums
Net premiums written increased $133 million, or 2.8 percent for 2020, primarily due to rate increases and strong account retention across most lines. In addition, net premiums written also increased due to the favorable year-over-year impact of reinstatement premiums of $24 million. Growth was partially offset by $29 million in lower automobile premiums as a result of reduced exposures related to the conditions caused by the COVID-19 pandemic.

Net premiums earned increased $172 million, or 3.7 percent for 2020, reflecting the growth in net premiums written described above.

Combined Ratio
The loss and loss expense ratio increased 0.7 percentage points in 2020, primarily due to unfavorable prior period development in the current year compared to favorable prior period development in the prior year. The CAY loss ratio excluding catastrophe losses decreased 2.0 percentage points in 2020 due to better underlying claims experience reflecting indirect COVID-19 benefits and lower than expected claims frequency of weather and water losses in our homeowners line.

The administrative expense ratio decreased 0.5 percentage points in 2020 primarily due to lower employee benefit-related expenses and lower business expenses from continued expense management control, including during the COVID-19 pandemic, partially offset by normal inflationary increases.

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

				% Change
(in millions of U.S. dollars, except for percentages)	2020	2019	2018	2020 vs. 2019		2019 vs. 2018
Net premiums written	$1,846	$1,810	$1,577	2.0%		14.8%
Net premiums earned	1,822	1,795	1,569	1.5%		14.4%
Losses and loss expenses	1,544	1,616	1,114	(4.5)%		45.1%
Policy acquisition costs	123	84	79	45.7%		6.8%
Administrative expenses	9	6	(9)	67.2%		NM
Underwriting income	146	89	385	65.3%		(77.0)%
Net investment income	30	30	28	—		5.0%
Other (income) expense	1	1	2	—		(33.6)%
Amortization of purchased intangibles	27	28	28	(2.1)%		(2.0)%
Segment income	$148	$90	$383	65.1%		(76.6)%
Loss and loss expense ratio:
CAY loss ratio excluding catastrophe losses	83.7%	93.5%	76.7%	(9.8)	pts	16.8	pts
Catastrophe losses	2.0%	0.5%	1.3%	1.5	pts	(0.8)	pts
Prior period development	(1.0)%	(3.9)%	(7.0)%	2.9	pts	3.1	pts
Loss and loss expense ratio	84.7%	90.1%	71.0%	(5.4)	pts	19.1	pts
Policy acquisition cost ratio	6.8%	4.7%	5.0%	2.1	pts	(0.3)	pts
Administrative expense ratio	0.5%	0.3%	(0.5)%	0.2	pts	0.8	pts
Combined ratio	92.0%	95.1%	75.5%	(3.1)	pts	19.6	pts
NM – not meaningful

Catastrophe Losses and Prior Period Development

(in millions of U.S. dollars)	2020	2019	2018
Catastrophe losses (excludes reinstatement premiums)	$35	$8	$21
Favorable prior period development	$10	$80	$110
Refer to the tables on pages 50 - 51 for detail of catastrophe losses and Note 7 to the Consolidated Financial Statements for detail on prior period development.

For 2020, prior period development included $19 million of favorable incurred losses, partially offset by $6 million of higher acquisition costs due to lower than expected MPCI losses for the 2019 crop year and a $3 million decrease in net premiums earned related to the MPCI profit and loss calculation formula. For 2019, prior period development included $103 million of favorable incurred losses and $13 million of lower acquisition costs due to lower than expected MPCI losses for the 2018 crop year, partially offset by a $36 million decrease in net premiums earned related to the MPCI profit and loss calculation formula.

Premiums
Net premiums written increased $36 million, or 2.0 percent in 2020, primarily due to growth in our Chubb Agribusiness unit, principally farm and specialty P&C, partly offset by a decrease in MPCI premiums. Net premiums earned increased $27 million, or 1.5 percent in 2020 reflecting the growth in net premiums written described above.

Combined Ratio
The loss and loss expense ratio decreased 5.4 percentage points in 2020, reflecting a more average crop loss year in 2020. In addition, the current year had lower underlying losses in our Chubb Agribusiness unit, partially offset by lower favorable prior period development. The CAY loss ratio excluding catastrophe losses decreased 9.8 percentage points in 2020 reflecting the factors described above.

The policy acquisition cost ratio increased 2.1 percentage points in 2020, primarily due to higher agent profit sharing commission in the current year as a result of higher underwriting margin.

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

				% Change
(in millions of U.S. dollars, except for percentages)	2020	2019	2018	2020 vs. 2019		2019 vs. 2018
Net premiums written	$9,335	$9,262	$8,902	0.8%		4.0%
Net premiums written - constant dollars				2.9%		8.4%
Net premiums earned	9,285	8,882	8,612	4.5%		3.1%
Losses and loss expenses	5,255	4,606	4,429	14.1%		4.0%
Policy acquisition costs	2,568	2,501	2,346	2.7%		6.6%
Administrative expenses	1,034	1,033	1,014	0.1%		1.9%
Underwriting income	428	742	823	(42.4)%		(9.8)%
Net investment income	534	588	622	(9.2)%		(5.3)%
Other (income) expense	13	12	3	4.5%		NM
Amortization of purchased intangibles	45	45	41	—		8.3%
Segment income	$904	$1,273	$1,401	(29.0)%		(9.2)%
Loss and loss expense ratio:
CAY loss ratio excluding catastrophe losses	50.7%	51.2%	51.5%	(0.5)	pts	(0.3)	pts
Catastrophe losses	7.5%	1.8%	2.4%	5.7	pts	(0.6)	pts
Prior period development	(1.6)%	(1.1)%	(2.5)%	(0.5)	pts	1.4	pts
Loss and loss expense ratio	56.6%	51.9%	51.4%	4.7	pts	0.5	pts
Policy acquisition cost ratio	27.7%	28.1%	27.2%	(0.4)	pts	0.9	pts
Administrative expense ratio	11.1%	11.6%	11.8%	(0.5)	pts	(0.2)	pts
Combined ratio	95.4%	91.6%	90.4%	3.8	pts	1.2	pts
NM – not meaningful

Catastrophe Losses and Prior Period Development

(in millions of U.S. dollars)	2020	2019	2018
Catastrophe losses (excludes reinstatement premiums)	$690	$152	$206
Favorable prior period development	$150	$92	$212
Refer to the tables on pages 50 - 51 for detail of catastrophe losses and Note 7 to the Consolidated Financial Statements for detail on prior period development.

Net Premiums Written by Region					% Change
(in millions of U.S. dollars, except for percentages)	2020	2019	2018	C$ 2019	2020 vs. 2019	C$ 2020 vs. 2019	2019 vs. 2018
Region
Europe	$4,099	$3,631	$3,508	$3,655	12.9%	12.1%	3.5%
Latin America	1,928	2,277	2,181	2,066	(15.3)%	(6.7)%	4.4%
Asia	2,965	3,021	2,884	3,022	(1.9)%	(1.9)%	4.7%
Other (1)	343	333	329	329	3.2%	4.2%	1.1%
Net premiums written	$9,335	$9,262	$8,902	$9,072	0.8%	2.9%	4.0%

	2020 % of Total	2019 % of Total	2018 % of Total
Region
Europe	43%	38%	39%
Latin America	21%	25%	25%
Asia	32%	33%	32%
Other (1)	4%	4%	4%
Net premiums written	100%	100%	100%
(1)     Comprises Combined International, Eurasia and Africa region, and other international.
Premiums
Net premiums written increased $73 million in 2020, or $263 million on a constant-dollar basis, reflecting growth in commercial P&C lines of 10.8 percent across all regions resulting from new business, retention, and positive rate increases, partially offset by a decline in consumer lines of 6.4 percent. Net premiums written in 2020 were depressed by economic contraction resulting from the COVID-19 pandemic including $24 million of exposure adjustments on in-force policies, and lower premiums in several lines, mainly in consumer lines in Latin America, primarily automobile, and A&H in Asia, resulting from less travel volume and lower exposures.

Net premiums earned increased $403 million in 2020, or $575 million on a constant-dollar basis, reflecting the increase in net premiums written as described above and in 2019.

Combined Ratio
The loss and loss expense ratio increased 4.7 percentage points in 2020 due to higher catastrophe losses, primarily related to the COVID-19 pandemic. The CAY loss ratio excluding catastrophe losses decreased 0.5 percentage points in 2020 primarily due to a decrease in the underlying loss ratio from earned rate changes modestly above loss cost trends and a benefit from lower current accident year losses resulting from a decrease in exposures due to the COVID-19 pandemic, partially offset by lower premiums earned from A&H lines in Latin America and Asia, which have a lower loss ratio.

The policy acquisition cost ratio decreased 0.4 percentage points in 2020 primarily due to a change in the mix of business, including less premiums earned from A&H lines that have a lower acquisition cost ratio, reflecting the impact of the COVID-19 pandemic.

The administrative expense ratio decreased 0.5 percentage points in 2020 primarily due to lower business expenses from continued expense management control, including during the COVID-19 pandemic, and the favorable impact of higher net premiums earned in the current year.

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

				% Change
(in millions of U.S. dollars, except for percentages)	2020	2019	2018	2020 vs. 2019		2019 vs. 2018
Net premiums written	$731	$649	$671	12.6%		(3.2)%
Net premiums written - constant dollars				12.1%		(1.7)%
Net premiums earned	698	654	670	6.7%		(2.3)%
Losses and loss expenses	435	352	479	23.5%		(26.5)%
Policy acquisition costs	174	169	162	3.0%		4.2%
Administrative expenses	37	35	41	5.2%		(12.7)%
Underwriting income (loss)	52	98	(12)	(46.8)%		NM
Net investment income	307	279	289	10.1%		(3.7)%
Other (income) expense	2	1	—	NM		NM
Segment income	$357	$376	$277	(5.0)%		35.7%
Loss and loss expense ratio:
CAY loss ratio excluding catastrophe losses	49.1%	50.6%	50.5%	(1.5)	pts	0.1	pts
Catastrophe losses	17.0%	7.6%	29.2%	9.4	pts	(21.6)	pts
Prior period development	(3.8)%	(4.3)%	(8.1)%	0.5	pts	3.8	pts
Loss and loss expense ratio	62.3%	53.9%	71.6%	8.4	pts	(17.7)	pts
Policy acquisition cost ratio	24.9%	25.7%	24.2%	(0.8)	pts	1.5	pts
Administrative expense ratio	5.3%	5.4%	6.0%	(0.1)	pts	(0.6)	pts
Combined ratio	92.5%	85.0%	101.8%	7.5	pts	(16.8)	pts
NM – not meaningful

Catastrophe Losses and Prior Period Development

(in millions of U.S dollars)	2020	2019	2018
Catastrophe losses (excludes reinstatement premiums)	$123	$51	$205
Favorable prior period development	$29	$29	$50
Refer to the tables on pages 50 - 51 for detail of catastrophe losses and Note 7 to the Consolidated Financial Statements for detail on prior period development.

Premiums
Net premiums written increased $82 million in 2020 primarily from new business in casualty lines, rate increases in property catastrophe lines and favorable premium adjustments. Net premiums earned increased $44 million in 2020 reflecting the increase in net premiums written described above.

Combined Ratio
The loss and loss expense ratio increased 8.4 percentage points in 2020 primarily due to higher catastrophe losses.

The CAY loss ratio excluding catastrophe losses decreased 1.5 percentage points in 2020 primarily from a shift in mix of business towards catastrophe lines which have a lower loss ratio.

The policy acquisition cost ratio decreased 0.8 percentage points in 2020 primarily due to a shift in mix of business towards lines which have lower acquisition costs and favorable expense adjustments on prior period development.

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

				% Change
(in millions of U.S. dollars, except for percentages)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Net premiums written	$2,514	$2,392	$2,270	5.1%	5.3%
Net premiums written - constant dollars				5.6%	6.4%
Net premiums earned	2,482	2,343	2,218	5.9%	5.6%
Losses and loss expenses	724	757	766	(4.4)%	(1.1)%
Policy benefits	726	696	628	4.3%	10.8%
Policy acquisition costs	766	620	557	23.6%	11.2%
Administrative expenses	320	323	310	(1.0)%	4.5%
Net investment income	385	373	341	3.3%	9.2%
Life Insurance underwriting income	331	320	298	3.6%	6.9%
Other (income) expense	(74)	(48)	(12)	53.1%	NM
Amortization of purchased intangibles	4	2	2	100.0%	—
Segment income	$401	$366	$308	9.8%	18.6%
NM – not meaningful

Premiums
Net premiums written increased $122 million in 2020, or $134 million on a constant-dollar basis, primarily reflecting growth in our international life operations of 23.4 percent, principally driven by our expanded presence in Chile and growth in Asia, partially offset by a decline in our North America Combined Insurance business of 6.1 percent.

Deposits
The following table presents deposits collected on universal life and investment contracts:

				% Change
(in millions of U.S. dollars, except for percentages)	2020	2019	2018	2020 vs. 2019	C$ 2020 vs. 2019	2019 vs. 2018
Deposits collected on universal life and investment contracts	$1,559	$1,463	$1,538	6.5%	3.7%	(4.9)%

Deposits collected on universal life and investment contracts (life deposits) are not reflected as revenues in our Consolidated statements of operations in accordance with GAAP. New life deposits are an important component of production, and although they do not significantly affect current period income from operations, they are key to our efforts to grow our business. Life deposits collected increased $96 million, or $56 million on a constant-dollar basis, in 2020, due to growth in Taiwan that more than offset the declines in other Asian markets, principally Hong Kong and Korea, as a result of competitive market conditions and the impact of the COVID-19 pandemic.

Life Insurance underwriting income and Segment income
Life Insurance underwriting income increased $11 million in 2020, primarily due to a favorable reserve development in the current year which more than offset COVID-19 related losses of $24 million. Segment income increased $35 million primarily due to higher life insurance underwriting income and $26 million of higher other income, principally due to our share of net income from our investment in Huatai Life, our partially-owned life insurance entity in China.

Corporate

Corporate results primarily include the results of our non-insurance companies, income and expenses not attributable to reportable segments and loss and loss expenses of asbestos and environmental (A&E) liabilities and certain other non-A&E run-off exposures.

				% Change
(in millions of U.S. dollars, except for percentages)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Losses and loss expenses	$435	$158	$53	176.4%	203.0%
Administrative expenses	303	319	295	(5.0)%	8.1%
Underwriting loss	738	477	348	54.8%	36.6%
Net investment income (loss)	(87)	(125)	(209)	(30.8)%	(40.5)%
Interest expense	516	552	641	(6.4)%	(13.9)%
Net realized gains (losses)	(499)	(522)	(649)	(4.6)%	(19.7)%
Other (income) expense	(791)	(459)	(406)	72.7%	12.6%
Amortization of purchased intangibles	203	218	255	(6.9)%	(14.3)%
Chubb integration expenses	—	23	59	NM	(61.7)%
Income tax expense	629	795	695	(20.8)%	14.4%
Net loss	$(1,881)	$(2,253)	$(2,450)	(16.5)%	(8.1)%
NM – not meaningful
Losses and loss expenses were primarily from adverse development relating to our Brandywine asbestos and environmental exposures, non-A&E run-off casualty exposure, including workers' compensation, and unallocated loss adjustment expenses of the A&E claims operations. Losses and loss expenses in 2020 included unfavorable prior period development of $254 million for U.S. child molestation claims, predominantly reviver statute-related. Refer to Note 7 of the Consolidated Financial Statements for further information.

Administrative expenses decreased $16 million in 2020, primarily due to lower employee benefit-related expenses, and lower travel-related costs relating to the COVID-19 pandemic.

Refer to the respective sections that follow for a discussion of Net realized gains (losses), Net investment income, Other (income) expense, Amortization of purchased intangibles, and Income tax expense.

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

The effect of market movements on our fixed maturities portfolio impacts Net income (through Net realized gains (losses)) when securities are sold, when we write down an asset, or when we record a change to the valuation allowance for expected credit losses. For a further discussion related to how we assess the valuation allowance for expected credit losses and the related impact on Net income, refer to Note 1 e) to the Consolidated Financial Statements. Additionally, Net income is impacted through the reporting of changes in the fair value of equity securities, private equity funds where we own less than three percent, and derivatives, including financial futures, options, swaps, and GLB reinsurance. Changes in unrealized appreciation and depreciation on available for sale securities, resulting from the revaluation of securities held, changes in cumulative foreign currency translation adjustment, and unrealized postretirement benefit obligations liability adjustment, are reported as separate components of Accumulated other comprehensive income in Shareholders’ equity in the Consolidated balance sheets.

The following table presents our net realized and unrealized gains (losses):

	Year Ended December 31
	2020			2019			2018
(in millions of U.S. dollars)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)
Fixed maturities	$(281)	$2,604	$2,323	$(31)	$3,738	$3,707	$(302)
Fixed income and equity derivatives	81	—	81	(435)	—	(435)	(75)
Public equity
Sales	455	—	455	58	—	58	70
Mark-to-market	131	—	131	46	—	46	(129)
Private equity (less than 3 percent ownership)
Sales	—	—	—	(5)	—	(5)	121
Mark-to-market	(32)	—	(32)	(15)	—	(15)	(126)
Total investment portfolio	354	2,604	2,958	(382)	3,738	3,356	(441)
Variable annuity reinsurance derivative transactions, net of applicable hedges	(310)	—	(310)	(142)	—	(142)	(252)
Other derivatives	1	—	1	(8)	—	(8)	(3)
Foreign exchange	(483)	306	(177)	7	13	20	131
Other (1)	(60)	(244)	(304)	(5)	(79)	(84)	(87)
Net gains (losses), pre-tax	$(498)	$2,666	$2,168	$(530)	$3,672	$3,142	$(652)
(1)     Net unrealized gains (losses) includes our postretirement programs of $(232) million, $(76) million, and $(321) million for the years ended December 31, 2020, 2019, and 2018, respectively.

The $2,958 million gain in our investment portfolio was principally a result of narrowing of credit spreads in our corporate bond portfolio and a decline in interest rates, partially offset by $170 million of impairments for securities we intended to sell, and securities written to market entering default.

The realized losses relating to the variable annuity reinsurance derivative transactions in 2020 and 2019 reflected an increase in the fair value of GLB liabilities due to lower interest rates and changes made to our valuation model relating to policyholder behavior, partially offset by higher global equity markets. Included in the realized loss are derivative instruments that decrease in fair value when the S&P 500 index increases. During the years ended December 31, 2020 and 2019, we experienced realized losses of $108 million and $138 million respectively, related to these derivative instruments.

Effective income tax rate
Our effective income tax rate was 15.1 percent in both 2020 and 2019 and 14.9 percent in 2018. Our effective income tax rate reflects a mix of income or losses in jurisdictions with a wide range of tax rates, permanent differences between U.S. GAAP and local tax laws, and the impact of discrete items. A change in the geographic mix of earnings could impact our effective tax rate. The effective income tax rate in 2020 was impacted by the higher level of catastrophe losses, principally COVID-19, and lower realized losses compared to the prior year.

The 2017 Tax Cuts and Jobs Act (2017 Tax Act) included provisions for Global Intangible Low-Taxed Income (GILTI) under which taxes may be imposed on income of U.S.-owned foreign subsidiaries and for a Base Erosion and Anti-Abuse Tax (BEAT) under which our U.S. companies could be subject to additional tax as a result, among other things, of certain payments to affiliated non-U.S. companies. There remain substantial uncertainties in the interpretation of GILTI and BEAT and portions of the formal guidance issued to date are still in part in proposed form. Finalization of the proposed guidance, and changes to the interpretations and assumptions related to these provisions may impact amounts recorded with respect to the international provisions of the 2017 Tax Act, which may be material in the period the adjustment is recorded. Refer to Note 8 to the Consolidated Financial Statements for additional information.

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
For the Year Ended
December 31, 2020
(in millions of U.S. dollars except for ratios)
Numerator
Losses and loss expenses	A	$10,129	$3,187	$1,544	$5,255	$435	$435	$20,985
Catastrophe losses and related adjustments
Catastrophe losses, net of related adjustments		(1,871)	(534)	(36)	(705)	(113)	—	(3,259)
Reinstatement premiums collected (expensed) on catastrophe losses		(3)	(1)	(1)	(15)	10	—	(10)
Catastrophe losses, gross of related adjustments		(1,868)	(533)	(35)	(690)	(123)	—	(3,249)
PPD and related adjustments
PPD, net of related adjustments - favorable (unfavorable)		702	(63)	10	150	29	(433)	395
Net premiums earned adjustments on PPD - unfavorable (favorable)		32	—	3	—	—	—	35
Expense adjustments - unfavorable (favorable)		(1)	—	6	—	(2)	—	3
PPD reinstatement premiums - unfavorable (favorable)		—	(18)	—	—	(1)	—	(19)
PPD, gross of related adjustments - favorable (unfavorable)		733	(81)	19	150	26	(433)	414
CAY loss and loss expense ex CATs	B	$8,994	$2,573	$1,528	$4,715	$338	$2	$18,150
Policy acquisition costs and administrative expenses
Policy acquisition costs and administrative expenses	C	$2,948	$1,244	$132	$3,602	$211	$303	$8,440
Expense adjustments - favorable (unfavorable)		1	—	(6)	—	2	—	(3)
Policy acquisition costs and administrative expenses, adjusted	D	$2,949	$1,244	$126	$3,602	$213	$303	$8,437
Denominator
Net premiums earned	E	$13,964	$4,866	$1,822	$9,285	$698		$30,635
Reinstatement premiums (collected) expensed on catastrophe losses		3	1	1	15	(10)		10
Net premiums earned adjustments on PPD - unfavorable (favorable)		32	—	3	—	—		35
PPD reinstatement premiums - unfavorable (favorable)		—	(18)	—	—	(1)		(19)
Net premiums earned excluding adjustments	F	$13,999	$4,849	$1,826	$9,300	$687		$30,661
P&C Combined ratio
Loss and loss expense ratio	A/E	72.5%	65.5%	84.7%	56.6%	62.3%		68.5%
Policy acquisition cost and administrative expense ratio	C/E	21.2%	25.6%	7.3%	38.8%	30.2%		27.6%
P&C Combined ratio		93.7%	91.1%	92.0%	95.4%	92.5%		96.1%
CAY P&C Combined ratio ex CATs
Loss and loss expense ratio, adjusted	B/F	64.2%	53.1%	83.7%	50.7%	49.1%		59.2%
Policy acquisition cost and administrative expense ratio, adjusted	D/F	21.1%	25.6%	6.8%	38.7%	31.0%		27.5%
CAY P&C Combined ratio ex CATs		85.3%	78.7%	90.5%	89.4%	80.1%		86.7%
Combined ratio
Combined ratio								96.1%
Add: impact of gains and losses on crop derivatives								—
P&C Combined ratio								96.1%
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
For the Year Ended
December 31, 2019
(in millions of U.S. dollars except for ratios)
Numerator
Losses and loss expenses	A	$8,206	$3,043	$1,616	$4,606	$352	$158	$17,981
Catastrophe losses and related adjustments
Catastrophe losses, net of related adjustments		(421)	(554)	(8)	(156)	(48)	—	(1,187)
Reinstatement premiums collected (expensed) on catastrophe losses		—	(11)	—	(4)	3	—	(12)
Catastrophe losses, gross of related adjustments		(421)	(543)	(8)	(152)	(51)	—	(1,175)
PPD and related adjustments
PPD, net of related adjustments - favorable (unfavorable)		649	95	80	92	29	(153)	792
Net premiums earned adjustments on PPD - unfavorable (favorable)		38	—	36	—	1	—	75
Expense adjustments - unfavorable (favorable)		(3)	—	(13)	—	(1)	—	(17)
PPD reinstatement premiums - unfavorable (favorable)		(1)	(4)	—	1	(1)	—	(5)
PPD, gross of related adjustments - favorable (unfavorable)		683	91	103	93	28	(153)	845
CAY loss and loss expense ex CATs	B	$8,468	$2,591	$1,711	$4,547	$329	$5	$17,651
Policy acquisition costs and administrative expenses
Policy acquisition costs and administrative expenses	C	$2,859	$1,234	$90	$3,534	$204	$319	$8,240
Expense adjustments - favorable (unfavorable)		3	—	13	—	1	—	17
Policy acquisition costs and administrative expenses, adjusted	D	$2,862	$1,234	$103	$3,534	$205	$319	$8,257
Denominator
Net premiums earned	E	$12,922	$4,694	$1,795	$8,882	$654		$28,947
Reinstatement premiums (collected) expensed on catastrophe losses		—	11	—	4	(3)		12
Net premiums earned adjustments on PPD - unfavorable (favorable)		38	—	36	—	1		75
PPD reinstatement premiums - unfavorable (favorable)		(1)	(4)	—	1	(1)		(5)
Net premiums earned excluding adjustments	F	$12,959	$4,701	$1,831	$8,887	$651		$29,029
P&C Combined ratio
Loss and loss expense ratio	A/E	63.5%	64.8%	90.1%	51.9%	53.9%		62.1%
Policy acquisition cost and administrative expense ratio	C/E	22.1%	26.3%	5.0%	39.7%	31.1%		28.5%
P&C Combined ratio		85.6%	91.1%	95.1%	91.6%	85.0%		90.6%
CAY P&C Combined ratio ex CATs
Loss and loss expense ratio, adjusted	B/F	65.3%	55.1%	93.5%	51.2%	50.6%		60.8%
Policy acquisition cost and administrative expense ratio, adjusted	D/F	22.1%	26.3%	5.6%	39.7%	31.5%		28.4%
CAY P&C Combined ratio ex CATs		87.4%	81.4%	99.1%	90.9%	82.1%		89.2%
Combined ratio
Combined ratio								90.6%
Add: impact of gains and losses on crop derivatives								—
P&C Combined ratio								90.6%
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

Net Investment Income

(in millions of U.S. dollars, except for percentages)	2020	2019	2018
Average invested assets	$109,766	$104,074	$101,453
Net investment income (1)	$3,375	$3,426	$3,305
Yield on average invested assets	3.1%	3.3%	3.3%
Market yield on fixed maturities	1.7%	2.7%	3.7%
(1)Includes $116 million, $161 million and $248 million of amortization expense related to the fair value adjustment of acquired invested assets related to the Chubb Corp acquisition in 2020, 2019 and 2018, respectively.

Net investment income is influenced by a number of factors including the amounts and timing of inward and outward cash flows, the level of interest rates, and changes in overall asset allocation. Net investment income decreased 1.5 percent in 2020 compared with 2019, primarily due to lower reinvestment rates on new and reinvested assets, partially offset by higher average invested assets, higher dividends on public equities, and an increase in income from corporate bonds called before maturity. Refer to Note 1 e) to the Consolidated Financial Statements for additional information.

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

(in millions of U.S. dollars)	2020	2019	2018
Total mark-to-market gain on private equity, pre-tax	$714	$449	$298

Amortization of Purchased Intangibles and Other Amortization

Amortization expense related to purchased intangibles was $290 million, $305 million, and $339 million for the years ended December 31, 2020, 2019, and 2018, respectively, and principally relates to the Chubb Corp acquisition. The amortization of purchased intangibles expense in 2021 is expected to be $286 million, or approximately $72 million each quarter. Refer to Note 6 to the Consolidated Financial Statements under Item 8 for more information.

Reduction of deferred tax liability associated with intangible assets related to Other intangible assets (excluding the fair value adjustment on Unpaid losses and loss expense)
At December 31, 2020, the deferred tax liability associated with the Other intangible assets (excluding the fair value adjustment on Unpaid losses and loss expenses) was $1,295 million.

The following table presents at December 31, 2020, the expected reduction to the deferred tax liability associated with Other intangible assets (which reduces as agency distribution relationships and renewal rights, and other intangible assets amortize), at current foreign currency exchange rates for the next five years:

For the Years Ending December 31 (in millions of U.S. dollars)	Reduction to deferred tax liability associated with intangible assets
2021	$68
2022	67
2023	61
2024	56
2025	52
Total	$304

Amortization of the fair value adjustment on acquired invested assets and assumed long-term debt
The following table presents at December 31, 2020, the expected amortization expense of the fair value adjustment on acquired invested assets, at current foreign currency exchange rates, and the expected amortization benefit from the fair value adjustment on assumed long-term debt for the next five years:

	Amortization (expense) benefit of the fair value adjustment on
For the Years Ending December 31 (in millions of U.S. dollars)	Acquired invested assets (1)	Assumed long-term debt (2)
2021	$(110)	$21
2022	(103)	21
2023	—	21
2024	—	21
2025	—	21
Total	$(213)	$105
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

The average duration of our fixed income securities, including the effect of options and swaps, was 4.0 years and 3.8 years at December 31, 2020 and 2019, respectively. We estimate that a 100 basis point (bps) increase in interest rates would reduce the valuation of our fixed income portfolio by approximately $4.3 billion at December 31, 2020.

We established credit loss valuation allowances as a result of our adoption of guidance on Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (CECL) on January 1, 2020. The COVID-19 global pandemic and related economic conditions adversely impacted our investment portfolio in the first half of the year. This adverse impact was mitigated by the overall high credit quality of the portfolio and the stabilization of the valuation of securities due to measures announced by the U.S. Federal Reserve, including programs to support corporate and asset backed securities. Overall, the valuation allowance decreased in 2020. Refer to Notes 1 and 3 to the Consolidated Financial Statements for additional information on expected credit losses.

The following table shows the fair value and cost/amortized cost, net of valuation allowance, of our invested assets:

	December 31, 2020		December 31, 2019
(in millions of U.S. dollars)	Fair Value	Cost/ Amortized Cost, Net	Fair Value	Cost/ Amortized Cost
Fixed maturities available for sale	$90,699	$85,168	$85,488	$82,580
Fixed maturities held to maturity	12,510	11,653	13,005	12,581
Short-term investments	4,345	4,349	4,291	4,291
	107,554	101,170	102,784	99,452
Equity securities	4,027	4,027	812	812
Other investments	7,945	7,945	6,062	6,062
Total investments	$119,526	$113,142	$109,658	$106,326

The fair value of our total investments increased $9.9 billion during the year ended December 31, 2020, primarily due to the investing of operating cash flow and unrealized appreciation. This increase was partially offset by the payment of $1.6 billion, including collateralized deposits, to acquire additional ownership interest in Huatai Group, the payments of dividends on our Common Shares, and share repurchases.

The following tables present the fair value of our fixed maturities and short-term investments at December 31, 2020 and 2019. The first table lists investments according to type and the second according to S&P credit rating:

	December 31, 2020		December 31, 2019
(in millions of U.S. dollars, except for percentages)	Fair Value	% of Total	Fair Value	% of Total
U.S. Treasury / Agency	$4,122	4%	$4,630	5%
Corporate and asset-backed securities	38,769	36%	34,259	33%
Mortgage-backed securities	20,616	19%	21,588	21%
Municipal	11,943	11%	12,824	12%
Non-U.S.	27,759	26%	25,192	25%
Short-term investments	4,345	4%	4,291	4%
Total	$107,554	100%	$102,784	100%
AAA	$15,622	15%	$15,714	15%
AA	36,125	33%	37,504	37%
A	19,712	18%	19,236	19%
BBB	17,542	16%	13,650	13%
BB	9,699	9%	9,474	9%
B	8,267	8%	6,897	7%
Other	587	1%	309	—
Total	$107,554	100%	$102,784	100%

Corporate and asset-backed securities
The following table presents our 10 largest global exposures to corporate bonds by fair value at December 31, 2020:

(in millions of U.S. dollars)	Fair Value
Wells Fargo & Co	$764
Bank of America Corp	689
JP Morgan Chase & Co	646
Comcast Corp	528
Morgan Stanley	466
Citigroup Inc	443
Verizon Communications Inc	418
AT&T Inc	415
Goldman Sachs Group Inc	405
HSBC Holdings Plc	387

Mortgage-backed securities

The following table shows the fair value and amortized cost, net of valuation allowance, of our mortgage-backed securities:

	S&P Credit Rating					Fair Value	Amortized Cost, Net
December 31, 2020 (in millions of U.S. dollars)	AAA	AA	A	BBB	BB and below	Total	Total
Agency residential mortgage-backed (RMBS)	$126	$16,886	$—	$—	$—	$17,012	$16,032
Non-agency RMBS	123	39	84	20	10	276	272
Commercial mortgage-backed securities	2,878	284	151	12	3	3,328	3,151
Total mortgage-backed securities	$3,127	$17,209	$235	$32	$13	$20,616	$19,455

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

The following table summarizes the fair value and amortized cost, net of valuation allowance, of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. government securities at December 31, 2020:

(in millions of U.S. dollars)	Fair Value	Amortized Cost, Net
Republic of Korea	$1,085	$976
Canada	992	950
United Kingdom	907	870
Province of Ontario	728	686
Kingdom of Thailand	637	544
United Mexican States	558	534
Province of Quebec	530	493
Federative Republic of Brazil	509	496
Commonwealth of Australia	471	423
Socialist Republic of Vietnam	394	267
Other Non-U.S. Government Securities	5,744	5,335
Total	$12,555	$11,574
The following table summarizes the fair value and amortized cost, net of valuation allowance, of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. corporate securities at December 31, 2020:

(in millions of U.S. dollars)	Fair Value	Amortized Cost, Net
United Kingdom	$2,422	$2,274
Canada	1,834	1,723
United States (1)	1,240	1,172
France	1,183	1,109
Australia	916	857
Netherlands	634	593
Germany	625	589
Japan	602	576
Switzerland	560	514
China	459	435
Other Non-U.S. Corporate Securities	4,729	4,460
Total	$15,204	$14,302
(1)     The countries that are listed in the non-U.S. corporate fixed income portfolio above represent the ultimate parent company's country of risk. Non-U.S. corporate securities could be issued by foreign subsidiaries of U.S. corporations.

Below-investment grade corporate fixed income portfolio
Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss from default by the borrower is greater with below-investment grade securities. Below-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than investment grade issuers. At December 31, 2020, our corporate fixed income investment portfolio included below-investment grade and non-rated securities which, in total, comprised approximately 15 percent of our fixed income portfolio. Our below-investment grade and non-rated portfolio includes over 1,400 issuers, with the greatest single exposure being $176 million.

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

Environmental claims present exposure for remediation and defense costs associated with the contamination of property as a result of pollution.

The following table presents count information for asbestos claims by causative agent and environmental claims by account, for direct policies only:

	Asbestos (by causative agent)		Environmental (by account)
	2020	2019	2020	2019
Open at beginning of year	1,724	1,838	1,217	1,361
Newly reported/reopened	192	173	130	140
Closed or otherwise disposed	193	287	113	284
Open at end of year	1,723	1,724	1,234	1,217

Survival ratios are calculated by dividing the asbestos or environmental loss and allocated loss adjustment expense (ALAE) reserves by the average asbestos or environmental loss and ALAE payments for the three most recent calendar years (3-year survival ratio). The 3-year survival ratios for gross and net Asbestos loss and ALAE reserves were 5.9 years and 6.3 years, respectively. The 3-year survival ratios for gross and net Environmental loss and ALAE reserves were 4.9 years and 25.5 years, respectively. The net 3-year survival ratios were impacted by favorable reinsurance settlements in 2018. Excluding the settlements, the 3-year survival ratio for net Asbestos loss and ALAE reserves and net Environmental loss and ALAE reserves were 6.0 years and 5.2 years, respectively. The survival ratios provide only a very rough depiction of reserves and are significantly impacted by a number of factors such as aggressive settlement practices, variations in gross to ceded relationships within the asbestos or environmental claims, and levels of coverage provided. Therefore, we urge caution in using these very simplistic ratios to gauge reserve adequacy.

Catastrophe Management

We actively monitor and manage our catastrophe risk accumulation around the world, including setting risk limits based on probable maximum loss (PML) and purchasing catastrophe reinsurance. The table below presents our modeled pre-tax estimates of natural catastrophe PML, net of reinsurance, at December 31, 2020, for Worldwide, U.S. hurricane and California earthquake events, based on our in-force portfolio at October 1, 2020 and reflecting the April 1, 2020 reinsurance program (see Natural Catastrophe Property Reinsurance Program section) as well as inuring reinsurance protection coverages. According to the model, for the 1-in-100 return period scenario, there is a one percent chance that our pre-tax annual aggregate losses incurred in any year from U.S. hurricane events could be in excess of $2,725 million (or 4.6 percent of our total shareholders’ equity at December 31, 2020). These estimates assume that reinsurance recoverable is fully collectible.

	Modeled Net Probable Maximum Loss (PML) Pre-tax
	Worldwide (1)		U.S. Hurricane (2)		California Earthquake (3)
	Annual Aggregate		Annual Aggregate		Single Occurrence
(in millions of U.S. dollars, except for percentages)	Chubb	% of Total Shareholders’ Equity	Chubb	% of Total Shareholders’ Equity	Chubb	% of Total Shareholders’ Equity
1-in-10	$1,880	3.2%	$1,099	1.8%	$142	0.2%
1-in-100	$3,982	6.7%	$2,725	4.6%	$1,302	2.2%
1-in-250	$6,604	11.1%	$4,918	8.3%	$1,475	2.5%
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
•The potential effects of climate change add to modeling complexity; and
•Changing climate conditions could impact our exposure to natural catastrophe risks, including U.S. hurricane. Published studies by leading government, academic and professional organizations predict an increase in the expected annual frequency of Atlantic-basin hurricanes and sea level rise through the end of the century over observed historical averages. These studies contemplate expected multi-decadal impacts of climate change on sea surface temperatures, sea levels and other factors contributing to the frequency and intensity of hurricanes. Based on preliminary stress tests conducted against the Chubb portfolio, the impacts of climate change are not expected to materially impact our reported U.S. hurricane PML over the next 12 months. These tests reflect current exposures only and excludes potential mitigating factors, such as changes to building codes, public or private risk mitigation, regulation and public policy.

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

Political Risk and Credit Insurance
Political risk insurance is a specialized coverage that provides clients with protection against unexpected, catastrophic political or macroeconomic events, primarily in emerging markets. We participate in this market through our Bermuda based wholly-owned subsidiary Sovereign Risk Insurance Ltd. (Sovereign), and through a unit of our London-based CGM operation. Chubb is one of the world's leading underwriters of political risk and credit insurance, has a global portfolio spread across more than 150 countries and is also a member of The Berne Union. Our clients include financial institutions, national export credit agencies, leading multilateral agencies, private equity firms and multinational corporations. CGM writes political risk and credit insurance business out of underwriting offices in London, United Kingdom; Hamburg, Germany; Sao Paulo, Brazil; Singapore; Tokyo, Japan; and in the U.S. in the following locations: Chicago, New York, Los Angeles and Washington, D.C.

Our political risk insurance products provide protection to commercial lenders against defaults on cross border loans, covers investors against equity losses, and protects exporters against defaults on contracts. Commercial lenders, our largest client segment, are covered for missed scheduled loan repayments due to acts of confiscation, expropriation or nationalization by the host government, currency inconvertibility or exchange transfer restrictions, or war or other acts of political violence. In addition, in the case of loans to government-owned entities or loans that have a government guarantee, political risk policies cover scheduled payments against risks of non-payment or non-honoring of government guarantees. Private equity investors and corporations cover their equity investments against financial losses, such as expropriatory events, inability to repatriate dividends, and physical damage to their operations caused by covered political risk events. Our export contracts product provides coverage for both exporters and their financing banks against the risk of contract frustration due to government actions, including non-payment by governmental entities.

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

We have implemented structural features in our policies in order to control potential losses within the political risk and credit insurance businesses. These include basic loss sharing features such as co-insurance and deductibles, and in the case of trade credit, the use of non-qualifying losses that drop smaller exposures deemed too difficult to assess. Ultimate loss severity is also limited by using waiting periods to enable the insurer and insured to mitigate losses and to agree on recovery strategies if a claim does materialize. We have the option to pay claims over the original loan repayment schedule, rather than in a lump sum, in order to provide insureds and the insurer additional time to remedy problems and work towards full recoveries. It is important to note that political risk and credit policies are named peril conditional insurance contracts, not financial guarantees, and claims are only paid after conditions and warranties are fulfilled. Political risk and credit insurance policies do not cover currency devaluations, bond defaults, movements in overseas equity markets, transactions deemed illegal, situations where corruption or misrepresentation has occurred, or debt that is not legally enforceable. In addition to assessing and mitigating potential exposure on a policy-by-policy basis, we also have specific risk management measures in place to manage overall exposure and risk. These measures include placing country, credit, and individual transaction limits based on country risk and credit ratings, combined single loss limits on multi-country policies, the use of quota share and excess of loss reinsurance protection as well as quarterly modeling and stress-testing of the portfolio. We have a dedicated Country and Credit Risk management team that are responsible for the portfolio.

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

Each year the RMA issues a final SRA for the subsequent reinsurance year (i.e., the 2021 SRA covers the 2021 reinsurance year from July 1, 2020 through June 30, 2021). There were no significant changes in the terms and conditions from the 2020 SRA and therefore, the new SRA does not impact Chubb's outlook on the crop program relative to 2021.

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

To further ensure the sufficiency of funds to settle unforeseen claims, we hold certain invested assets in cash and short-term investments. In addition, for certain insurance, reinsurance, or deposit contracts that tend to have relatively large and reasonably predictable cash outflows, we attempt to establish dedicated portfolios of assets that are duration-matched with the related liabilities. With respect to the duration of our overall investment portfolio, we manage asset durations to both maximize return given current market conditions and provide sufficient liquidity to cover future loss payments. At December 31, 2020, the average duration of our fixed maturities (4.0 years) is less than the average expected duration of our insurance liabilities (4.7 years).

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

The payment of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction, as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies. During 2020, we were able to meet all our obligations, including the payments of dividends on our Common Shares, with our net cash flows.

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions as well as the subsidiary's financial condition are paramount to the dividend decision. Chubb Limited received dividends of $1.9 billion and $200 million from its Bermuda subsidiaries in 2020 and 2019, respectively. Chubb Limited also received cash dividends of $110 million and non-cash dividends of $734 million from a Swiss subsidiary in 2020. There were no dividends received in 2019.

The payment of any dividends from CGM or its subsidiaries is subject to applicable U.K. insurance laws and regulations.  In addition, the release of funds by Syndicate 2488 to subsidiaries of CGM is subject to regulations promulgated by the Society of Lloyd's. Chubb Limited received no dividends from CGM in 2020 and 2019.

The U.S. insurance subsidiaries of Chubb INA Holdings Inc. (Chubb INA) may pay dividends, without prior regulatory approval, subject to restrictions set out in state law of the subsidiary's domicile (or, if applicable, commercial domicile). Chubb INA's international subsidiaries are also subject to insurance laws and regulations particular to the countries in which the subsidiaries operate. These laws and regulations sometimes include restrictions that limit the amount of dividends payable without prior approval of regulatory insurance authorities. Chubb Limited received no dividends from Chubb INA in 2020 and 2019. Debt issued by Chubb INA is serviced by statutorily permissible distributions by Chubb INA's insurance subsidiaries to Chubb INA as well as other group resources. Chubb INA received dividends of $1.2 billion and $3.7 billion from its subsidiaries in 2020 and 2019, respectively. At December 31, 2020, the amount of dividends available to be paid to Chubb INA in 2021 from its subsidiaries without prior approval of insurance regulatory authorities totals $2.7 billion.

Cash Flows
Our insurance and reinsurance operations provide liquidity in that premiums are received in advance, sometimes substantially in advance, of the time claims are paid. Generally, cash flows are affected by claim payments that, due to the nature of our operations, may comprise large loss payments on a limited number of claims and which can fluctuate significantly from period to period. The irregular timing of these loss payments can create significant variations in cash flows from operations between periods. Refer to “Contractual Obligations and Commitments” for our estimate of future claim payments by period. Sources of liquidity include cash from operations, routine sales of investments, and financing arrangements. The following is a discussion of our cash flows for 2020, 2019, and 2018.

Operating cash flows reflect Net income for each period, adjusted for non-cash items and changes in working capital.

Operating cash flows were $9.8 billion in 2020, compared to $6.3 billion and $5.5 billion in 2019 and 2018, respectively. Operating cash flow increased $3.5 billion in 2020 compared to 2019, principally reflecting higher premiums collected and reduced payment activity due to the economic slowdown related to COVID-19 pandemic.

Cash used for investing was $7.5 billion in 2020, compared to $5.9 billion and $2.9 billion in 2019 and 2018, respectively. The current year included payment, including a deposit, of $1.6 billion for the purchase of an additional 16.2 percent ownership in Huatai Group. This compares to the prior year purchase of an additional 10.9 percent ownership interest in Huatai Group for $580 million. Refer to Note 2 to the Consolidated Financial Statements for additional information. In addition, the current year included higher private equity contributions, net of distributions received, of $1.1 billion.

Cash used for financing was $2.1 billion in 2020, compared to $151 million and $2.0 billion in 2019 and 2018, respectively. Cash used for financing was higher by $1.9 billion in 2020 compared to 2019 primarily due to lower net proceeds from the issuance of long-term debt (net of repayments) of $2.6 billion, partially offset by fewer shares repurchased in the current year. Refer to Note 11 to the Consolidated Financial Statements for additional information on share repurchases.

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

We use repurchase agreements as a low-cost funding alternative. At December 31, 2020, there were $1.4 billion in repurchase agreements outstanding with various maturities over the next eight months.

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

Capital Resources

Capital resources consist of funds deployed or available to be deployed to support our business operations.

	December 31	December 31
(in millions of U.S. dollars, except for percentages)	2020	2019
Short-term debt	$—	$1,299
Long-term debt	14,948	13,559
Total financial debt	14,948	14,858
Trust preferred securities	308	308
Total shareholders’ equity	59,441	55,331
Total capitalization	$74,697	$70,497
Ratio of financial debt to total capitalization	20.0%	21.1%
Ratio of financial debt plus trust preferred securities to total capitalization	20.4%	21.5%

Repurchase agreements are excluded from the table above and are disclosed separately from short-term debt in the Consolidated balance sheets. The repurchase agreements are collateralized borrowings where we maintain the right and ability to redeem the collateral on short notice, unlike short-term debt which comprises the current maturities of our long-term debt instruments.

On September 17, 2020, Chubb INA issued $1.0 billion of 1.375 percent senior notes due September 2030. Chubb INA's $1.3 billion of 2.3 percent senior notes due November 2020 was paid upon maturity. Refer to Note 9 to the Consolidated Financial Statements for details about the debt issued and debt redeemed.

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

Securities Repurchases
From time to time, we repurchase shares as part of our capital management program. The Board of Directors (Board) has authorized share repurchase programs as follows:

•$1.0 billion of Chubb Common Shares from January 1, 2018 through December 31, 2018
•$1.5 billion of Chubb Common Shares from December 1, 2018 through December 31, 2019
•$1.5 billion of Chubb Common Shares from November 21, 2019 through December 31, 2020
•$1.5 billion of Chubb Common Shares from November 19, 2020 through December 31, 2021

Subsequently, in February 2021, the Board approved an increase to the November 2020 share repurchase program of $1.0 billion to a total of $2.5 billion, effective through December 31, 2021.

Share repurchases may be made in the open market, in privately negotiated transactions, block trades, accelerated repurchases and/or through option or other forward transactions. In 2020, 2019, and 2018 we repurchased $516 million, $1.53 billion, and $1.02 billion, respectively, of Common Shares in a series of open market transactions under the Board share repurchase authorizations. On April 22, 2020, we suspended share repurchases, given the economic environment and to preserve capital for both risk and opportunity. Subsequently we announced and then resumed share repurchases on October 29, 2020. The $1.5 billion November 2019 authorization remained effective through December 31, 2020. Repurchases through December 31, 2020 were made under this authorization. For the period January 1 through February 24, 2021, we repurchased 1,971,000 Common Shares for a total of $327 million in a series of open market transactions under the share repurchase program authorized in November 2020. At February 24, 2021, $2.17 billion in share repurchase authorization remained through December 31, 2021.

Common Shares
Our Common Shares had a par value of CHF 24.15 each at December 31, 2020.

As of December 31, 2020, there were 26,872,639 Common Shares in treasury with a weighted average cost of $135.58 per share.

Under Swiss law, dividends must be stated in Swiss francs though dividend payments are made by Chubb in U.S. dollars.

At our May 2019 annual general meeting, our shareholders approved an annual dividend for the following year of up to $3.00 per share, which was paid in four quarterly installments of $0.75 per share at dates determined by the Board after the annual general meeting by way of distribution from capital contribution reserves, transferred to free reserves for payment.

At our May 2020 annual general meeting, our shareholders approved an annual dividend for the following year of up to $3.12 per share, expected to be paid in four quarterly installments of $0.78 per share after the annual general meeting by way of distribution from capital contribution reserves, transferred to free reserves for payment. The Board will determine the record and payment dates at which the annual dividend may be paid until the date of the 2021 annual general meeting, and is authorized to abstain from distributing a dividend at its discretion. The first three quarterly installments each of $0.78 per share, have been distributed by the Board as expected.

Dividend distributions on Common Shares amounted to CHF 2.89 ($3.09) per share for the year ended December 31, 2020. Refer to Note 11 to the Consolidated Financial Statements for additional information on our dividends.

Contractual Obligations and Commitments

The following table presents our future payments due by period under contractual obligations at December 31, 2020:

	Payments Due By Period
			2022	2024
(in millions of U.S. dollars)	Total	2021	and 2023	and 2025	Thereafter
Payment amounts determinable from the respective contracts
Deposit liabilities (1)	$2,323	$34	$104	$148	$2,037
Purchase obligations (2)	470	240	230	—	—
Investments, including Limited Partnerships (3)	3,805	1,429	1,713	459	204
Operating leases	550	150	219	106	75
Repurchase agreements	1,405	1,405	—	—	—
Long-term debt (4)	14,705	—	1,475	2,346	10,884
Trust preferred securities	309	—	—	—	309
Interest on debt obligations (4)	5,925	468	902	804	3,751
Total obligations in which payment amounts are determinable from the respective contracts	29,492	3,726	4,643	3,863	17,260
Payment amounts not determinable from the respective contracts
Estimated gross loss payments under insurance and reinsurance contracts	67,851	19,587	18,599	9,439	20,226
Estimated payments for future policy benefits and GLB	22,006	1,034	2,183	1,653	17,136
Total contractual obligations and commitments	$119,349	$24,347	$25,425	$14,955	$54,622
(1)Refer to Note 1 k) to the Consolidated Financial Statements.
(2)Primarily comprises agreements with vendors to purchase system software administration and maintenance services, and audit fees.
(3)Funding commitment primarily related to limited partnerships. The timing of the payments of these commitments is uncertain and may differ from the estimated timing in the table.
(4)Subject to foreign exchange fluctuations on interest expense and principal.

The contractual obligations and commitments table excludes the following items:

•Pension obligations: Minimum funding requirements for our pension obligations are immaterial. Subsequent funding commitments are apt to vary due to many factors and are difficult to estimate at this time. Refer to Note 13 to the Consolidated Financial Statements for additional information.
•Liabilities for unrecognized tax benefits: The liability for unrecognized tax benefits, excluding interest and offsetting tax credits, was $76 million at December 31, 2020. At December 31, 2020, we had accrued $16 million in liabilities for income tax-related interest and penalties in our Consolidated balance sheet. Other than settlement of a liability in January 2021 for $23 million, including interest, we are unable to make a reliable estimate for the timing of cash settlement of these liabilities. Refer to Note 8 to the Consolidated Financial Statements for additional information.

We have no other significant contractual obligations or commitments not reflected in the table above. We do not have any off-balance sheet arrangements that are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Estimated gross loss payments under insurance and reinsurance contracts
We are obligated to pay claims under insurance and reinsurance contracts for specified loss events covered under those contracts. Such loss payments represent our most significant future payment obligation as a P&C insurance and reinsurance company. In contrast to other contractual obligations, cash payments are not determinable from the terms specified within the contract. For example, we do not ultimately make a payment to our counterparty for many insurance and reinsurance contracts (i.e., when a loss event has not occurred) and if a payment is to be made, the amount and timing cannot be determined from the contract. In the table above, we estimate payments by period relating to our gross liability for unpaid losses and loss expenses included in the Consolidated balance sheet at December 31, 2020, and do not take into account reinsurance recoverable. These estimated loss payments are inherently uncertain and the amount and timing of actual loss payments are likely to differ from these estimates and the differences could be material. Given the numerous factors and assumptions involved in both estimates of loss and loss expense reserves and related estimates as to the timing of future loss and loss expense payments in the table above, differences between actual and estimated loss payments will not necessarily indicate a commensurate change in ultimate loss estimates. The liability for Unpaid losses and loss expenses presented in our balance sheet is discounted for certain structured settlements, for which the timing and amount of future claim payments are reliably determinable, and certain reserves for unsettled claims. Our loss reserves are not discounted for the time value of money. Accordingly, the estimated amounts in the table exceed the liability for Unpaid losses and loss expenses presented in our balance sheet. Refer to Note 1 h) to the Consolidated Financial Statements for additional information.

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

Should the need arise, we generally have access to capital markets and to credit facilities with letter of credit capacity of $4.0 billion with a sub-limit of $1.9 billion for revolving credit. At December 31, 2020, our usage under these facilities was $1.7 billion in LOCs, of which $1.1 billion related to our variable annuity reinsurance program. Our access to credit under these facilities is dependent on the ability of the banks that are a party to the facilities to meet their funding commitments. Should the existing credit providers on these facilities experience financial difficulty, we may be required to replace credit sources, possibly in a difficult market. If we cannot obtain adequate capital or sources of credit on favorable terms, on a timely basis, or at all, our business, operating results, and financial condition could be adversely affected. To date, we have not experienced difficulty accessing our credit facilities or establishing additional facilities when needed.

In the event we are required to provide alternative security to clients, the security could take the form of additional insurance trusts supported by our investment portfolio or funds withheld using our cash resources. The value of LOCs required is driven by, among other things, statutory liabilities reported by variable annuity guarantee reinsurance clients, loss development of existing reserves, the payment pattern of such reserves, the expansion of business, and loss experience of such business.

The facilities noted above require that we maintain certain financial covenants, all of which have been met at December 31, 2020. These covenants include:

(i)a minimum consolidated net worth of not less than $34.985 billion; and
(ii)a ratio of consolidated debt to total capitalization of not greater than 0.35 to 1.

At December 31, 2020, (a) the minimum consolidated net worth requirement under the covenant described in (i) above was $34.985 billion and our actual consolidated net worth as calculated under that covenant was $56.6 billion and (b) our ratio of debt to total capitalization, as calculated under the covenant which excludes the fair value adjustment of debt acquired through the Chubb Corp acquisition, was 0.20 to 1, which is below the maximum debt to total capitalization ratio of 0.35 to 1 as described in (ii) above.

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

Credit ratings assess a company's ability to make timely payments of principal and interest on its debt. It is possible that, in the future, one or more of the rating agencies may reduce our existing ratings. If one or more of our ratings were downgraded, we could incur higher borrowing costs, and our ability to access the capital markets could be impacted. In addition, our insurance and reinsurance operations could be adversely impacted by a downgrade in our financial strength ratings, including a possible reduction in demand for our products in certain markets. Also, we have insurance and reinsurance contracts which contain rating triggers. In the event the S&P or A.M. Best financial strength ratings of Chubb fall, we may be faced with the cancellation of premium or be required to post collateral on our underlying obligation associated with this premium. We estimate that at December 31, 2020, a one-notch downgrade of our S&P or A.M. Best financial strength ratings would result in an immaterial loss of premium or requirement for collateral to be posted.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Market Sensitive Instruments and Risk Management
Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. We are exposed to potential losses from various market risks including changes in interest rates, equity prices, and foreign currency exchange rates. Further, through writing the GLB and GMDB products, we are exposed to volatility in the equity and credit markets, as well as interest rates. Our investment portfolio consists primarily of fixed income securities, denominated in both U.S. dollars and foreign currencies, which are sensitive to changes in interest rates and foreign currency exchange rates. The majority of our fixed income portfolio is classified as available for sale. The effect of market movements on our fixed maturities portfolio impacts Net income (through Net realized gains (losses)) when securities are sold, when we write down an asset, or when we record a change to the allowance for expected credit losses. Changes in interest rates and foreign currency exchange rates will have an immediate effect on Shareholders' equity and Comprehensive income and in certain instances, Net income. From time to time, we also use derivative instruments such as futures, options, swaps, and foreign currency forward contracts to manage the duration of our investment portfolio and foreign currency exposures and also to obtain exposure to a particular financial market. At December 31, 2020 and 2019, our notional exposure to derivative instruments was $5.3 billion and $4.9 billion, respectively. These instruments are recognized as assets or liabilities in our Consolidated Financial Statements and are sensitive to changes in interest rates, foreign currency exchange rates, and equity security prices. As part of our investing activities, from time to time we purchase to be announced mortgage backed securities (TBAs). Changes in the fair value of TBAs are included in Net realized gains (losses) and therefore, have an immediate effect on both our Net income and Shareholders' equity.

We seek to mitigate market risk using a number of techniques, including maintaining and managing the assets and liabilities of our international operations consistent with the foreign currencies of the underlying insurance and reinsurance businesses, thereby limiting exchange rate risk to net assets denominated in foreign currencies.

The following is a discussion of our primary market risk exposures at December 31, 2020. Our policies to address these risks in 2020 were not materially different from 2019. We do not currently anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

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

The following table presents the impact at December 31, 2020 and 2019, on the fair value of our fixed income portfolio of a hypothetical increase in interest rates of 100 bps applied instantly across the U.S. yield curve (an immediate time horizon was used as this presents the worst case scenario):

(in billions of U.S. dollars, except for percentages)	2020	2019
Fair value of fixed income portfolio	$107.6	$102.8
Pre-tax impact of 100 bps increase in interest rates:
Decrease in dollars	$4.3	$3.9
As a percentage of total fixed income portfolio at fair value	4.0%	3.8%

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

The following table presents the impact at December 31, 2020 and 2019, on the fair value of our debt obligations of a hypothetical decrease in interest rates of 100 bps applied instantly across the U.S. yield curve (an immediate time horizon was used as this presents the worst case scenario):

(in millions of U.S. dollars, except for percentages)	2020	2019
Fair value of debt obligations, including repurchase agreements	$19,365	$18,238
Pre-tax impact of 100 bps decrease in interest rates:
Increase in dollars	$1,673	$1,570
As a percentage of total debt obligations at fair value	8.6%	8.6%

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

The following table summarizes the net assets (liabilities) in non-U.S. currencies at December 31, 2020 and 2019:

		2020		2019	2020 vs. 2019 % change in exchange rate per USD
(in millions of U.S. dollars, except for percentages)	Value of net assets (liabilities)	Exchange rate per USD	Value of net assets (liabilities)	Exchange rate per USD
Chinese yuan renminbi (CNY)	$2,853	0.1532	$1,539	0.1436	6.7%
Canadian dollar (CAD)	2,613	0.7858	2,220	0.7698	2.1%
British pound sterling (GBP)	2,492	1.3670	2,024	1.3257	3.1%
Australian dollar (AUD)	1,347	0.7694	1,100	0.7021	9.6%
Mexican peso (MXN)	877	0.0502	942	0.0528	(5.0)%
Korean won (KRW) (x100)	781	0.0920	788	0.0865	6.4%
Brazilian real (BRL)	747	0.1926	990	0.2485	(22.5)%
Japanese yen (JPY)	617	0.0097	432	0.0092	5.2%
Thai baht (THB)	565	0.0334	606	0.0337	(0.8)%
Euro (EUR) (1)	(3,162)	1.2216	(3,129)	1.1213	8.9%
Other foreign currencies	3,016	various	2,845	various	NM
Value of net assets denominated in foreign currencies (2)	$12,746		$10,357
As a percentage of total net assets	21.4%		18.7%
Pre-tax decrease to Shareholders' equity of a hypothetical 10 percent strengthening of the USD	$1,159		$942
NM – not meaningful
(1)     Comprised Euro denominated debt of $5.2 billion, partially offset by net assets of $2.1 billion at December 31, 2020 and Euro denominated debt of $4.8 billion, partially offset by net assets of $1.7 billion at December 31, 2019.
(2)     At December 31, 2020, net assets denominated in foreign currencies comprised approximately 46 percent goodwill and other intangible assets.

Reinsurance of GMDB and GLB guarantees
Chubb views its variable annuity reinsurance business as having a similar risk profile to that of catastrophe reinsurance with the probability of long-term economic loss relatively small, at the time of pricing. Adverse changes in market factors and policyholder behavior will have an impact on both realized gains (losses) and net income for GLB and both Life Insurance underwriting income and net income for GMDB. When evaluating these risks, we expect to be compensated for taking both the risk of a cumulative long-term economic net loss, as well as the short-term accounting variations caused by these market movements. Therefore, we evaluate this business in terms of its long-term economic risk and reward.

For the GMDB reinsurance business, net income is directly impacted by changes in future policy benefit reserves. For the GLB reinsurance business, net income is directly impacted by changes in the fair value of the GLB liability (FVL), which is classified as a derivative for accounting purposes. The FVL calculation is directly affected by market factors, including equity levels, interest rate levels, credit risk, and implied volatilities, as well as policyholder behaviors, such as annuitization and lapse rates, and policyholder mortality.

The tables below are estimates of the sensitivities to instantaneous changes in economic inputs (e.g., equity shock, interest rate shock, etc.) or actuarial assumptions at December 31, 2020 of the FVL and of the fair value of specific derivative instruments held (hedge value) to partially offset the risk in the variable annuity guarantee reinsurance portfolio. The following assumptions should be considered when using the below tables:
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
•Interest rate shocks assume a parallel shift in the U.S. yield curve
•Our liabilities are also sensitive to global interest rates at various points on the yield curve, mainly the U.S. Treasury curve in the following proportions: 5 percent—15 percent short-term rates (maturing in less than 5 years), 15 percent—25 percent medium-term rates (maturing between 5 years and 10 years, inclusive), and 65 percent—75 percent long-term rates (maturing beyond 10 years).
•A change in AA-rated credit spreads impacts the rate used to discount cash flows in the fair value model. AA-rated credit spreads are a proxy for both our own credit spreads and the credit spreads of the ceding insurers.
•The hedge sensitivity is from December 31, 2020 market levels and only applicable to the equity and interest rate sensitivities table below.
•The sensitivities are not directly additive because changes in one factor will affect the sensitivity to changes in other factors. The sensitivities do not scale linearly and may be proportionally greater for larger movements in the market factors. The sensitivities may also vary due to foreign exchange rate fluctuations. The calculation of the FVL is based on internal models that include assumptions regarding future policyholder behavior, including lapse, annuitization, and asset allocation. These assumptions impact both the absolute level of the FVL as well as the sensitivities to changes in market factors shown below. Actual sensitivity of our net income may differ from those disclosed in the tables below due to fluctuations in short-term market movements.
•In addition, the tables below do not reflect the expected quarterly run rate of net income generated by the variable annuity guarantee reinsurance portfolio if markets remain unchanged during the period. All else equal, if markets remain unchanged during the period, the FVL will increase, resulting in a realized loss. This realized loss occurs primarily because the guarantees provided in the underlying contracts continue to become more valuable even when markets remain unchanged. We refer to this increase in FVL as “timing effect”. The unfavorable impact of timing effect on our FVL in a quarter is not reflected in the sensitivity tables below. For this reason, when using the tables below to estimate the sensitivity of FVL in the first quarter 2021 to various changes, it is necessary to assume an additional $5 million to $45 million increase in FVL and realized losses. Note that both the timing effect and the quarterly run rate impact to net income change over time as the book ages.

	Sensitivities to equity and interest rate movements
	(in millions of U.S. dollars)	Worldwide Equity Shock
	Interest Rate Shock	+10%	Flat	-10%	-20%	-30%	-40%
+100 bps	(Increase)/decrease in FVL	$416	$277	$113	$(81)	$(315)	$(603)
	Increase/(decrease) in hedge value	(73)	—	73	145	218	290
	Increase/(decrease) in net income	$343	$277	$186	$64	$(97)	$(313)
Flat	(Increase)/decrease in FVL	$160	$—	$(188)	$(408)	$(672)	$(995)
	Increase/(decrease) in hedge value	(73)	—	73	145	218	290
	Increase/(decrease) in net income	$87	$—	$(115)	$(263)	$(454)	$(705)
-100 bps	(Increase)/decrease in FVL	$(111)	$(291)	$(501)	$(749)	$(1,050)	$(1,412)
	Increase/(decrease) in hedge value	(73)	—	73	145	218	290
	Increase/(decrease) in net income	$(184)	$(291)	$(428)	$(604)	$(832)	$(1,122)

	Sensitivities to Other Economic Variables	AA-rated Credit Spreads		Interest Rate Volatility		Equity Volatility
	(in millions of U.S. dollars)	+100 bps	-100 bps	+2%	-2%	+2%	-2%
	(Increase)/decrease in FVL	$86	$(97)	$—	$—	$(13)	$13
	Increase/(decrease) in net income	$86	$(97)	$—	$—	$(13)	$13

	Sensitivities to Actuarial Assumptions			Mortality
	(in millions of U.S. dollars)			+20%	+10%	-10%	-20%
	(Increase)/decrease in FVL			$24	$12	$(12)	$(25)
	Increase/(decrease) in net income			$24	$12	$(12)	$(25)

				Lapses
	(in millions of U.S. dollars)			+50%	+25%	-25%	-50%
	(Increase)/decrease in FVL			$139	$73	$(81)	$(170)
	Increase/(decrease) in net income			$139	$73	$(81)	$(170)

				Annuitization
	(in millions of U.S. dollars)			+50%	+25%	-25%	-50%
	(Increase)/decrease in FVL			$(492)	$(263)	$302	$636
	Increase/(decrease) in net income			$(492)	$(263)	$302	$636

Variable Annuity Net Amount at Risk
All our VA reinsurance treaties include annual or aggregate claim limits and many include an aggregate deductible which limit the net amount at risk under these programs. The tables below present the net amount at risk at December 31, 2020 following an immediate change in equity market levels, assuming all global equity markets are impacted equally.

a) Reinsurance covering the GMDB risk only

	Equity Shock
(in millions of U.S. dollars)	+20%	Flat	-20%	-40%	-60%	-80%
GMDB net amount at risk	$272	$257	$328	$699	$815	$703
Claims at 100% immediate mortality	157	166	179	166	147	128

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

b) Reinsurance covering the GLB risk only

	Equity Shock
(in millions of U.S. dollars)	+20%	Flat	-20%	-40%	-60%	-80%
GLB net amount at risk	$871	$1,249	$1,811	$2,415	$2,906	$3,266

The treaty claim limits cause the net amount at risk to increase at a declining rate as equity markets fall.
c) Reinsurance covering both the GMDB and GLB risks on the same underlying policyholders

	Equity Shock
(in millions of U.S. dollars)	+20%	Flat	-20%	-40%	-60%	-80%
GMDB net amount at risk	$37	$45	$55	$67	$79	$89
GLB net amount at risk	309	409	542	704	873	982
Claims at 100% immediate mortality	36	35	35	35	35	35
The treaty limits control the increase in the GMDB net amount at risk as equity markets fall. The GMDB net amount at risk continues to increase as equity markets fall because most of these reinsurance treaties do not have annual claim limits calculated as a percentage of the underlying account value. The treaty limits cause the GLB net amount at risk to increase at a declining rate as equity markets fall.

ITEM 8. Financial Statements and Supplementary Data

The financial statements and supplementary data are included in this Form 10-K commencing on page F-1.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Chubb’s management, with the participation of Chubb’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Chubb’s disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as of December 31, 2020. Based upon that evaluation, Chubb’s Chief Executive Officer and Chief Financial Officer concluded that Chubb’s disclosure controls and procedures are effective in allowing information required to be disclosed in reports filed under the Securities Exchange Act of 1934 to be recorded, processed, summarized, and reported within time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to Chubb’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in Chubb's internal controls over financial reporting during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, Chubb's internal controls over financial reporting. Chubb's management report on internal control over financial reporting is included on page F-3 and PricewaterhouseCoopers LLP's audit report is included on pages F-4, F-5, and F-6.

ITEM 9B. Other Information

Item not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information pertaining to this item is incorporated by reference to the sections entitled “Agenda Item 5 - Election of the Board of Directors”, “Corporate Governance - The Board of Directors - Director Nomination Process”, and “Corporate Governance - The Committees of the Board - Audit Committee” of the definitive proxy statement for the 2021 Annual General Meeting of Shareholders which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A. Also incorporated herein by reference is the text under the caption “Information about our Executive Officers” appearing at the end of Part I Item 1 of the Annual Report on Form 10-K.

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

ITEM 11. Executive Compensation

This item is incorporated by reference to the sections entitled “Executive Compensation”, “Compensation Committee Report” and “Director Compensation” of the definitive proxy statement for the 2021 Annual General Meeting of Shareholders which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This item is incorporated by reference to the sections entitled "Information About Our Share Ownership" and "Agenda Item 9 - Approval of the Chubb Limited 2016 Long-Term Incentive Plan, as Amended and Restated - Explanation - Authorized Securities under Equity Compensation Plans" of the definitive proxy statement for the 2021 Annual General Meeting of Shareholders, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

ITEM 13. Certain Relationships and Related Transactions and Director Independence

This item is incorporated by reference to the sections entitled “Corporate Governance - What Is Our Related Party Transactions Approval Policy And What Procedures Do We Use To Implement It?”, “Corporate Governance - What Related Party Transactions Do We Have?”, and “Corporate Governance - The Board of Directors - Director Independence” of the definitive proxy statement for the 2021 Annual General Meeting of Shareholders which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

ITEM 14. Principal Accounting Fees and Services

This item is incorporated by reference to the section entitled “Agenda Item 4 – Election of Auditors – 4.2 – Ratification of appointment of PricewaterhouseCoopers LLP (United States) as independent registered public accounting firm for purposes of U.S. securities law reporting” of the definitive proxy statement for the 2021 Annual General Meeting of Shareholders which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a)Financial Statements, Schedules, and Exhibits

Page
1.	Consolidated Financial Statements
–	Management's Responsibility for Financial Statements and Internal Control over Financial Reporting	F-3
–	Report of Independent Registered Public Accounting Firm	F-4
–	Consolidated Balance Sheets at December 31, 2020 and 2019	F-7
–	Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2020, 2019, and 2018	F-8
–	Consolidated Statements of Shareholders' Equity for the years ended December 31, 2020, 2019, and 2018	F-9
–	Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019, and 2018	F-10
–	Notes to Consolidated Financial Statements	F-11
2.	Financial Statement Schedules
–	Schedule I - Summary of Investments - Other Than Investments in Related Parties at December 31, 2020	F-104
–	Schedule II - Condensed Financial Information of Registrant (Parent Company Only) at December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019, and 2018	F-105
–	Schedule IV - Supplemental Information Concerning Reinsurance for the years ended December 31, 2020, 2019, and 2018	F-107
–	Schedule VI - Supplementary Information Concerning Property and Casualty Operations as of and for the years ended December 31, 2020, 2019, and 2018	F-108

Other schedules have been omitted as they are not applicable to Chubb, or the required information has been included in the Consolidated Financial Statements and related notes.
3.	Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
3.1	Articles of Association of the Company, as amended and restated	8-K	3.1	August 4, 2020

3.2	Organizational Regulations of the Company as amended	8-K	3.1	November 21, 2016

4.1	Articles of Association of the Company, as amended and restated	8-K	4.1	August 4, 2020

4.2	Organizational Regulations of the Company as amended	8-K	3.1	November 21, 2016

4.3	Specimen share certificate representing Common Shares	8-K	4.3	July 18, 2008

4.4	Indenture, dated March 15, 2002, between ACE Limited and Bank One Trust Company, N.A.	8-K	4.1	March 22, 2002

4.5	Senior Indenture, dated August 1, 1999, among ACE INA Holdings, Inc., ACE Limited and Bank of New York Mellon Trust Company, N.A. (as successor), as trustee	S-3 ASR	4.4	December 10, 2014

4.6	Indenture, dated November 30, 1999, among ACE INA Holdings, Inc. and Bank One Trust Company, N.A., as trustee	10-K	10.38	March 29, 2000

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
4.7	Indenture, dated December 1, 1999, among ACE INA Holdings, Inc., ACE Limited and Bank One Trust Company, National Association, as trustee	10-K	10.41	March 29, 2000

4.8	Amended and Restated Trust Agreement, dated March 31, 2000, among ACE INA Holdings, Inc., Bank One Trust Company, National Association, as property trustee, Bank One Delaware Inc., as Delaware trustee and the administrative trustees named therein	10-K	4.17	March 16, 2006

4.9	Common Securities Guarantee Agreement, dated March 31, 2000	10-K	4.18	March 16, 2006

4.10	Capital Securities Guarantee Agreement, dated March 31, 2000	10-K	4.19	March 16, 2006

4.11	Form of 2.70 percent Senior Notes due 2023	8-K	4.1	March 13, 2013

4.12	Form of 4.15 percent Senior Notes due 2043	8-K	4.2	March 13, 2013

4.13	First Supplemental Indenture dated as of March 13, 2013 to the Indenture dated as of August 1, 1999 among ACE INA Holdings, Inc., as Issuer, ACE Limited, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Successor Trustee	8-K	4.3	March 13, 2013

4.14	Form of 3.35 percent Senior Notes due 2024	8-K	4.1	May 27, 2014

4.15	Form of 3.150 percent Senior Notes due 2025	8-K	4.1	March 16, 2015

4.16	Form of 2.875 percent Senior Notes due 2022	8-K	4.2	November 3, 2015

4.17	Form of 3.35 percent Senior Notes due 2026	8-K	4.3	November 3, 2015

4.18	Form of 4.35 percent Senior Notes due 2045	8-K	4.4	November 3, 2015

4.19	First Supplemental Indenture to the Chubb Corp Senior Indenture dated as of January 15, 2016 to the Indenture dated as of October 25, 1989 among ACE INA Holdings, Inc., as Successor Issuer, ACE Limited, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	4.1	January 15, 2016

4.20	Second Supplemental Indenture to the Chubb Corp Junior Subordinated Indenture dated as of January 15, 2016 to the Indenture dated as of March 29, 2007 among ACE INA Holdings, Inc., as Successor Issuer, ACE Limited, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	4.2	January 15, 2016

4.21	Chubb Corp Senior Indenture (incorporated by reference to Exhibit 4(a) to Chubb Corp's Registration Statement on Form S-3 filed on October 27, 1989) (File No. 33-31796)	S-3	4(a)	October 27, 1989

4.22	Chubb Corp Junior Subordinated Indenture (incorporated by reference to Exhibit 4.1 to Chubb Corp's Current Report on Form 8-K filed on March 30, 2007) (File No. 001-08661)	8-K	4.1	March 30, 2007

4.23	First Supplemental Indenture to the Chubb Corp Junior Subordinated Indenture dated as of March 29, 2007 between the Chubb Corporation and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to Chubb Corp's Current Report on Form 8-K filed on March 30, 2007) (File No. 001-08661)	8-K	4.2	March 30, 2007

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
4.24	Form of 6.80 percent Chubb Corp Debentures due 2031 (incorporated by reference to Exhibit 4(a) to Chubb Corp's Registration Statement on Form S-3 filed on October 27, 1989) (File No. 33-31796)	S-3	4(a)	October 27, 1989

4.25	Form of 6.00 percent Chubb Corp Senior Notes due 2037 (incorporated by reference to Exhibit 4.1 to Chubb Corp's Current Report on Form 8-K filed on May 11, 2007) (File No. 001-08661)	8-K	4.1	May 11, 2007

4.26	Form of 6.50 percent Chubb Corp Senior Notes due 2038 (incorporated by reference to Exhibit 4.2 to Chubb Corp's Current Report on Form 8-K filed on May 6, 2008) (File No. 001-08661)	8-K	4.2	May 6, 2008

4.27	Form of debenture for the 6.375 percent Chubb Corp DISCs (incorporated by reference to Exhibit 4.3 to Chubb Corp's Current Report on Form 8-K filed on March 30, 2007) (File No. 001-08661)	8-K	4.3	March 30, 2007

4.28	Procedures regarding the registration of shareholders in the share register of Chubb Limited	10-K	4.32	February 28, 2017

4.29	Form of Officer's Certificate related to the 1.550% Senior Notes due 2028 and 2.500% Senior Notes due 2038	8-K	4.1	March 6, 2018

4.30	Form of Global Note for the 1.550% Senior Notes due 2028	8-K	4.2	March 6, 2018

4.31	Form of Global Note for the 2.500% Senior Notes due 2038	8-K	4.3	March 6, 2018

4.32	Form of Officer's Certificate related to the 0.875% Senior Notes due 2027 and 1.400% Senior Notes due 2031	8-K	4.1	June 17, 2019

4.33	Form of Global Note for the 0.875% Senior Notes due 2027	8-K	4.2	June 17, 2019

4.34	Form of Global Note for the 1.400% Senior Notes due 2031	8-K	4.3	June 17, 2019

4.35	Form of Officer’s Certificate related to the 0.300% Senior Notes due 2024 and 0.875% Senior Notes due 2029	8-K	4.1	December 5, 2019

4.36	Form of Global Note for the 0.300% Senior Notes due 2024	8-K	4.2	December 5, 2019

4.37	Form of Global Note for the 0.875% Senior Notes due 2029	8-K	4.3	December 5, 2019

4.38	Form of Officer's Certificate related to the 1.375% Senior Notes due 2030	8-K	4.1	September 17, 2020

4.39	Form of Global Note for the 1.375% Senior Notes due 2030	8-K	4.2	September 17, 2020

4.40	Description of the Registrant's Securities				X

10.1*	Form of Indemnification Agreement between the Company and the directors of the Company, dated August 13, 2015	10-K	10.1	February 26, 2016

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
10.2	Credit Agreement for $1,000,000,000 Senior Unsecured Letter of Credit Facility, dated as of November 6, 2012, among ACE Limited, and certain subsidiaries and Wells Fargo Bank, National Association as Administrative Agent, the Swingline Bank and an Issuing Bank	10-K	10.13	February 28, 2013

10.3*	Employment Terms dated October 29, 2001, between ACE Limited and Evan Greenberg	10-K	10.64	March 27, 2003

10.4*	Employment Terms dated November 2, 2001, between ACE Limited and Philip V. Bancroft	10-K	10.65	March 27, 2003

10.5*	Executive Severance Agreement between ACE Limited and Philip Bancroft, effective January 2, 2002	10-Q	10.1	May 10, 2004

10.6*	Letter Regarding Executive Severance between ACE Limited and Philip V. Bancroft	10-K	10.17	February 25, 2011

10.7*	Employment Terms dated April 10, 2006, between ACE and John Keogh	10-K	10.29	February 29, 2008

10.8*	Executive Severance Agreement between ACE and John Keogh	10-K	10.30	February 29, 2008

10.9*	ACE Limited Executive Severance Plan as amended effective May 18, 2011	10-K	10.21	February 24, 2012

10.10*	Form of employment agreement between the Company (or subsidiaries of the Company) and executive officers of the Company to allocate a percentage of aggregate salary to the Company (or subsidiaries of the Company)	8-K	10.1	July 16, 2008

10.11*	Outside Directors Compensation Parameters	10-K	10.11	February 27, 2020

10.12*	ACE Limited Elective Deferred Compensation Plan (as amended and restated effective January 1, 2005)	10-K	10.24	March 16, 2006

10.13*	ACE USA Officer Deferred Compensation Plan (as amended through January 1, 2001)	10-K	10.25	March 16, 2006

10.14*	ACE USA Officer Deferred Compensation Plan (as amended and restated effective January 1, 2011)	10-Q	10.7	October 30, 2013

10.15*	ACE USA Officer Deferred Compensation Plan (as amended and restated effective January 1, 2009)	10-K	10.36	February 27, 2009

10.16*	First Amendment to the Amended and Restated ACE USA Officers Deferred Compensation Plan	10-K	10.28	February 25, 2010

10.17*	Form of Swiss Mandatory Retirement Benefit Agreement (for Swiss-employed named executive officers)	10-Q	10.2	May 7, 2010

10.18*	ACE Limited Supplemental Retirement Plan (as amended and restated effective July 1, 2001)	10-Q	10.1	November 14, 2001

10.19*	ACE Limited Supplemental Retirement Plan (as amended and restated effective January 1, 2011)	10-Q	10.6	October 30, 2013

10.20*	Amendments to the ACE Limited Supplemental Retirement Plan and the ACE Limited Elective Deferred Compensation Plan	10-K	10.38	February 29, 2008

10.21*	ACE Limited Elective Deferred Compensation Plan (as amended and restated effective January 1, 2009)	10-K	10.39	February 27, 2009

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith

10.22*	ACE Limited Elective Deferred Compensation Plan (as amended and restated effective January 1, 2011)	10-Q	10.5	October 30, 2013

10.23*	Deferred Compensation Plan amendments, effective January 1, 2009	10-K	10.40	February 27, 2009

10.24*	Amendment to the ACE Limited Supplemental Retirement Plan	10-K	10.39	February 29, 2008

10.25*	Amendment and restated ACE Limited Supplemental Retirement Plan, effective January 1, 2009	10-K	10.42	February 27, 2009

10.26*	ACE USA Supplemental Employee Retirement Savings Plan (see exhibit 10.6 to Form 10-Q filed with the SEC on May 15, 2000)	10-Q	10.6	May 15, 2000

10.27*	ACE USA Supplemental Employee Retirement Savings Plan (as amended through the Second Amendment)	10-K	10.30	March 1, 2007

10.28*	ACE USA Supplemental Employee Retirement Savings Plan (as amended through the Third Amendment)	10-K	10.31	March 1, 2007

10.29*	ACE USA Supplemental Employee Retirement Savings Plan (as amended and restated)	10-K	10.46	February 27, 2009

10.30*	First Amendment to the Amended and Restated ACE USA Supplemental Employee Retirement Savings Plan	10-K	10.39	February 25, 2010

10.31*	The ACE Limited 1995 Outside Directors Plan (as amended through the Seventh Amendment)	10-Q	10.1	August 14, 2003

10.32*	ACE Limited 2004 Long-Term Incentive Plan (as amended through the Fifth Amendment)	8-K	10	May 21, 2010

10.33*	ACE Limited 2004 Long-Term Incentive Plan (as amended through the Sixth Amendment)	8-K	10.1	May 20, 2013

10.34*	ACE Limited Rules of the Approved U.K. Stock Option Program (see exhibit 10.2 to Form 10-Q filed with the SEC on February 13, 1998)	10-Q	10.2	February 13, 1998

10.35*	Director Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.1	November 9, 2009

10.36*	Form of Incentive Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	8-K	10.4	September 13, 2004

10.37*	Form of Incentive Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.4	May 8, 2008

10.38*	Form of Incentive Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-K	10.63	February 27, 2009

10.39*	Form of Incentive Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.3	October 30, 2013

10.40*	Form of Non-Qualified Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	8-K	10.5	September 13, 2004

10.41*	Form of Non-Qualified Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.3	May 8, 2008

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
10.42*	Form of Non-Qualified Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.4	October 30, 2013

10.43*	Form of Restricted Stock Unit Award Terms (for outside directors) under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.2	November 7, 2007

10.44*	Form of Restricted Stock Unit Award Terms (for outside directors) under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.2	August 7, 2009

10.45*	Form of Incentive Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan for Messrs. Greenberg and Cusumano	10-Q	10.1	August 4, 2011

10.46*	Form of Non-Qualified Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan for Messrs. Greenberg and Cusumano	10-Q	10.2	August 4, 2011

10.47*	ACE Limited Employee Stock Purchase Plan, as amended	8-K	10.1	May 22, 2012

10.48*	Form of Incentive Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan for Swiss Executive Management	10-K	10.71	February 27, 2015

10.49*	Form of Non-Qualified Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan for Swiss Executive Management	10-K	10.72	February 27, 2015

10.50*	Form of Executive Management Non-Competition Agreement	8-K	10.1	May 22, 2015

10.51	Commitment Increase Agreement to increase the credit capacity under the Credit Agreement originally entered into on November 6, 2012 to $1,500,000,000 under the Senior Unsecured Letter of Credit Facility, dated as of December 11, 2015, among ACE Limited, and certain subsidiaries, and Wells Fargo Bank, National Association as Administrative Agent, the Swingline Bank and an Issuing Bank	10-K	10.72	February 26, 2016

10.52*	Chubb Limited 2016 Long-Term Incentive Plan	S-8	4.4	May 26, 2016

10.53*	Form of Incentive Stock Option Terms under the Chubb Limited 2016 Long-Term Incentive Plan	10-Q	10.2	August 5, 2016

10.54*	Form of Restricted Stock Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan	10-Q	10.3	August 5, 2016

10.55*	Form of Restricted Stock Unit Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan	10-Q	10.4	August 5, 2016

10.56*	Form of Non-Qualified Stock Option Terms under the Chubb Limited 2016 Long-Term Incentive Plan	10-Q	10.5	August 5, 2016

10.57*	Form of Incentive Stock Option Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Swiss Executive Management	10-Q	10.6	August 5, 2016

10.58*	Form of Restricted Stock Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Swiss Executive Management	10-Q	10.7	August 5, 2016

10.59*	Form of Restricted Stock Unit Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Swiss Executive Management	10-Q	10.8	August 5, 2016

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
10.60*	Form of Non-Qualified Stock Option Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Swiss Executive Management	10-Q	10.9	August 5, 2016

10.61*	Chubb Limited Employee Stock Purchase Plan, as amended and restated	S-8	4.4	May 25, 2017

10.62*	Director Restricted Stock Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan	10-Q	10.1	August 3, 2017

10.63	Amended and Restated Credit Agreement for $1,000,000 Senior Unsecured Letter of Credit Facility, dated as of October 25, 2017, among Chubb Limited, and certain subsidiaries and Wells Fargo Bank, National Association as Administrative Agent, the Swingline Bank and an Issuing Bank	10-K	10.88	February 23, 2018

10.64*	Form of Incentive Stock Option Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Executive Officers	10-K	10.89	February 23, 2018

10.65*	Form of Restricted Stock Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Executive Officers	10-K	10.90	February 23, 2018

10.66*	Form of Non-Qualified Stock Option Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Executive Officers	10-K	10.92	February 23, 2018

10.67*	Form of Restricted Stock Unit Award Terms under the Chubb Limited 2016 Long-Term Plan for Executive Officers	10-K	10.93	February 23, 2018

10.68*	Form of Incentive Stock Option Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Swiss Executive Management	10-K	10.94	February 23, 2018

10.69*	Form of Non-Qualified Stock Option Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Swiss Executive Management	10-K	10.95	February 23, 2018

10.70*	Form of Restricted Stock Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Swiss Executive Management	10-K	10.96	February 23, 2018

10.71*	Form of Restricted Stock Unit Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Swiss Executive Management	10-K	10.97	February 23, 2018

10.72*	Chubb Limited Clawback Policy	10-K	10.99	February 23, 2018

10.73*	The Chubb Corporation Key Employee Deferred Compensation Plan (2005)	8-K	10.9	March 9, 2005

10.74*	Amendment One to The Chubb Corporation Key Employee Deferred Compensation Plan (2005)	8-K	10.1	September 12, 2005

10.75*	Amendment No. 2 to The Chubb Corporation Key Employee Deferred Compensation Plan (2005)	10-K	10.20	March 2, 2009

10.76*	Amendment No. 3 to The Chubb Corporation Key Employee Deferred Compensation Plan (2005)	10-K	10.32	February 28, 2013

10.77*	Pension Excess Benefit Plan of The Chubb Corporation				X

10.78*	Amendment No. 2 to the Pension Excess Benefit Plan of The Chubb Corporation				X

10.79*	Amendment No. 3 to the Pension Excess Benefit Plan of The Chubb Corporation				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
10.80*	Amendment No. 4 to the Pension Excess Benefit Plan of The Chubb Corporation				X

10.81*	Amendments to the Chubb U.S. Supplemental Employee Retirement Plan, the Chubb U.S. Deferred Compensation Plan, and Pension Excess Benefit Plan of The Chubb Corporation				X

10.82*	Form of Performance Based Restricted Stock Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Swiss Executive Management				X

10.83*	Form of Performance Based Restricted Stock Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Executive Officers				X

21.1	Subsidiaries of the Company				X

22.1	Guaranteed Securities				X

23.1	Consent of Independent Registered Public Accounting Firm				X

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

101	The following financial information from Chubb Limited's Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets at December 31, 2020 and 2019; (ii) Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2020, 2019, and 2018; (iii) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2020, 2019, and 2018; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019, and 2018; and (v) Notes to the Consolidated Financial Statements				X

104	The Cover Page Interactive Data File formatted in Inline XBRL (The cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101)

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

February 25, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Evan G. Greenberg	Chairman, Chief Executive Officer, and Director	February 25, 2021
Evan G. Greenberg

/s/ Philip V. Bancroft	Executive Vice President and Chief Financial Officer	February 25, 2021
Philip V. Bancroft	(Principal Financial Officer)

/s/ Annmarie T. Hagan	Chief Accounting Officer	February 25, 2021
Annmarie T. Hagan	(Principal Accounting Officer)

/s/ Michael G. Atieh	Director	February 25, 2021
Michael G. Atieh

/s/ Sheila P. Burke	Director	February 25, 2021
Sheila P. Burke

/s/ James I. Cash	Director	February 25, 2021
James I. Cash

/s/ Mary A. Cirillo	Director	February 25, 2021
Mary A. Cirillo

/s/ Michael P. Connors	Director	February 25, 2021
Michael P. Connors

Signature	Title	Date

/s/ John A. Edwardson	Director	February 25, 2021
John A. Edwardson

/s/ Robert J. Hugin	Director	February 25, 2021
Robert J. Hugin

/s/ Robert W. Scully	Director	February 25, 2021
Robert W. Scully

/s/ Eugene B. Shanks, Jr.	Director	February 25, 2021
Eugene B. Shanks, Jr.

/s/ Theodore E. Shasta	Director	February 25, 2021
Theodore E. Shasta

/s/ David H. Sidwell	Director	February 25, 2021
David H. Sidwell

/s/ Olivier Steimer	Director	February 25, 2021
Olivier Steimer

/s/ Frances F. Townsend	Director	February 25, 2021
Frances F. Townsend

CHUBB LIMITED AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

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

As of December 31, 2020, management has evaluated the effectiveness of Chubb's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, we have concluded that Chubb's internal control over financial reporting was effective as of December 31, 2020.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements of Chubb included in this Annual Report, has issued a report on the effectiveness of Chubb's internal controls over financial reporting as of December 31, 2020. The report, which expresses an unqualified opinion on the effectiveness of Chubb's internal control over financial reporting as of December 31, 2020, is included in this Item under “Report of Independent Registered Public Accounting Firm” and follows this statement.

/s/ Evan G. Greenberg	/s/ Philip V. Bancroft
Evan G. Greenberg	Philip V. Bancroft
Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Chubb Limited

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Chubb Limited and its subsidiaries (the "Company") as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Unpaid Losses and Loss Expenses, Net of Reinsurance

As described in Note 7 to the consolidated financial statements, as of December 31, 2020, the Company’s liability for unpaid losses and loss expenses, net of reinsurance, was approximately $53 billion. The majority of the Company’s net unpaid losses and loss expenses arise from the Company’s long-tail casualty business (such as general liability and professional liability), U.S. sourced workers’ compensation, asbestos-related, environmental pollution and other exposures with high estimation uncertainty. The process of establishing loss reserves requires the use of estimates and judgments based on circumstances underlying the insured loss at the date of accrual. The judgments involved in projecting the ultimate losses include the use and interpretation of various standard actuarial reserving methods that place reliance on the extrapolation of actual historical data, loss development patterns, industry data, and other benchmarks as appropriate. The reserves for the various product lines each require different qualitative and quantitative assumptions and judgments, including changes in business mix or volume, changes in ceded reinsurance structures, changes in claims handling practices, reported and projected loss trends, inflation, the legal environment, and the terms and conditions of the contracts sold to the Company’s insured parties.

The principal considerations for our determination that performing procedures relating to the valuation of unpaid losses and loss expenses, net of reinsurance, from the long-tail and other exposures as described above, is a critical audit matter are (i) the significant judgment by management in determining the reserve liability, which in turn led to a high degree of auditor subjectivity and judgment in performing procedures relating to the valuation; (ii) the significant audit effort and judgment in evaluating the audit evidence relating to the actuarial reserving methods and assumptions related to extrapolation of actual historical data, loss development patterns, industry data, other benchmarks, and the impact of qualitative and quantitative subjective factors; and (iii) the audit effort included the involvement of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

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

Valuation of Level 3 Investments in the Valuation Hierarchy

As described in Note 4 to the consolidated financial statements, as of December 31, 2020, the Company had total assets measured at fair value of approximately $106 billion, of which approximately $2 billion were categorized as level 3 in the valuation hierarchy.  The level 3 investments are measured at fair value using inputs that are unobservable and reflect management’s judgments about assumptions that market participants would use in pricing or, for certain of the investments, management obtains and evaluates a single broker quote, which is typically from a market maker. As described by management, the valuation is more subjective when markets are less liquid due to the lack of market based inputs (i.e., stale pricing), which may increase the potential that an investment's estimated fair value is not reflective of the price at which an

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

actual transaction would occur.

The principal considerations for our determination that performing procedures relating to the valuation of level 3 investments in the valuation hierarchy is a critical audit matter are (i) the significant judgment by management in determining the fair value of these investments as they are measured using inputs that are unobservable and are likely to be priced using models or inputs other than quoted prices, which in turn led to a high degree of auditor subjectivity and judgment in performing procedures relating to the estimate; and (ii) the audit effort included the involvement of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of the controls relating to the valuation of level 3 investments. These procedures also included, among others, obtaining pricing from sources other than those used by management for a sample of securities and comparing management’s estimate to the prices independently obtained, and the involvement of professionals with specialized skill and knowledge to assist in developing an independent range of prices for a sample of securities and comparing management’s estimate to the independently developed ranges.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Philadelphia, PA
February 25, 2021
We have served as the Company’s auditor since 1985, which includes periods before the Company became subject to SEC reporting requirements.

CONSOLIDATED BALANCE SHEETS
Chubb Limited and Subsidiaries

	December 31	December 31
(in millions of U.S. dollars, except share and per share data)	2020	2019
Assets
Investments
Fixed maturities available for sale, at fair value, net of valuation allowance - $20 at December 31, 2020 (amortized cost – $85,188 and $82,580)	$90,699	$85,488
Fixed maturities held to maturity, at amortized cost, net of valuation allowance - $44 at December 31, 2020 (fair value – $12,510 and $13,005)	11,653	12,581
Equity securities, at fair value	4,027	812
Short-term investments, at fair value (amortized cost - $4,349 and $4,291)	4,345	4,291
Other investments, at fair value	7,945	6,062
Total investments	118,669	109,234
Cash	1,747	1,537
Restricted cash	89	109
Securities lending collateral	1,844	994
Accrued investment income	867	867
Insurance and reinsurance balances receivable, net of valuation allowance - $44 and $44	10,480	10,357
Reinsurance recoverable on losses and loss expenses, net of valuation allowance - $314 and $316	15,592	15,181
Reinsurance recoverable on policy benefits	206	197
Deferred policy acquisition costs	5,402	5,242
Value of business acquired	263	306
Goodwill	15,400	15,296
Other intangible assets	5,811	6,063
Prepaid reinsurance premiums	2,769	2,647
Investments in partially-owned insurance companies	2,813	1,332
Other assets	8,822	7,581
Total assets	$190,774	$176,943
Liabilities
Unpaid losses and loss expenses	$67,811	$62,690
Unearned premiums	17,652	16,771
Future policy benefits	5,713	5,373
Insurance and reinsurance balances payable	6,708	6,184
Securities lending payable	1,844	994
Accounts payable, accrued expenses, and other liabilities	14,052	12,214
Deferred tax liabilities	892	804
Repurchase agreements	1,405	1,416
Short-term debt	—	1,299
Long-term debt	14,948	13,559
Trust preferred securities	308	308
Total liabilities	131,333	121,612
Commitments and contingencies (refer to Note 10)
Shareholders’ equity
Common Shares (CHF 24.15 par value; 477,605,264 and 479,783,864 shares issued; 450,732,625 and 451,971,567 shares outstanding)	11,064	11,121
Common Shares in treasury (26,872,639 and 27,812,297 shares)	(3,644)	(3,754)
Additional paid-in capital	9,815	11,203
Retained earnings	39,337	36,142
Accumulated other comprehensive income (AOCI)	2,869	619
Total shareholders’ equity	59,441	55,331
Total liabilities and shareholders’ equity	$190,774	$176,943
See accompanying notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Chubb Limited and Subsidiaries

For the years ended December 31, 2020, 2019, and 2018
(in millions of U.S. dollars, except per share data)	2020	2019	2018
Revenues
Net premiums written	$33,820	$32,275	$30,579
Increase in unearned premiums	(703)	(985)	(515)
Net premiums earned	33,117	31,290	30,064
Net investment income	3,375	3,426	3,305
Net realized gains (losses):
Other-than-temporary impairment (OTTI) losses gross	—	(90)	(52)
Portion of OTTI losses recognized in other comprehensive income (OCI)	—	32	3
Net OTTI losses recognized in income	—	(58)	(49)
Net realized gains (losses) excluding OTTI losses	(498)	(472)	(603)
Total net realized gains (losses) (includes $(281), $(31), and $(302) reclassified from AOCI)	(498)	(530)	(652)
Total revenues	35,994	34,186	32,717
Expenses
Losses and loss expenses	21,710	18,730	18,067
Policy benefits	784	740	590
Policy acquisition costs	6,547	6,153	5,912
Administrative expenses	2,979	3,030	2,886
Interest expense	516	552	641
Other (income) expense	(994)	(596)	(434)
Amortization of purchased intangibles	290	305	339
Chubb integration expenses	—	23	59
Total expenses	31,832	28,937	28,060
Income before income tax	4,162	5,249	4,657
Income tax expense (includes benefit of $(36), nil, and $(41) on unrealized gains and losses reclassified from AOCI)	629	795	695
Net income	$3,533	$4,454	$3,962
Other comprehensive income (loss)
Unrealized appreciation (depreciation)	$2,311	$3,704	$(2,298)
Reclassification adjustment for net realized (gains) losses included in net income	281	31	302
	2,592	3,735	(1,996)
Change in:
Cumulative foreign currency translation adjustment	306	13	(802)
Postretirement benefit liability adjustment	(232)	(76)	(321)
Other comprehensive income (loss), before income tax	2,666	3,672	(3,119)
Income tax (expense) benefit related to OCI items	(416)	(605)	399
Other comprehensive income (loss)	2,250	3,067	(2,720)
Comprehensive income	$5,783	$7,521	$1,242
Earnings per share
Basic earnings per share	$7.82	$9.77	$8.55
Diluted earnings per share	$7.79	$9.71	$8.49
See accompanying notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Chubb Limited and Subsidiaries

For the years ended December 31, 2020, 2019, and 2018
(in millions of U.S. dollars)	2020	2019	2018
Common Shares
Balance – beginning of year	$11,121	$11,121	$11,121
Cancellation of treasury shares	(57)	—	—
Balance – end of year	11,064	11,121	11,121
Common Shares in treasury
Balance – beginning of year	(3,754)	(2,618)	(1,944)
Common Shares repurchased	(516)	(1,531)	(1,021)
Cancellation of treasury shares	323	—	—
Net shares issued under employee share-based compensation plans	303	395	347
Balance – end of year	(3,644)	(3,754)	(2,618)
Additional paid-in capital
Balance – beginning of year	11,203	12,557	13,978
Net shares issued under employee share-based compensation plans	(195)	(178)	(313)
Exercise of stock options	(50)	(82)	(49)
Share-based compensation expense	255	266	285
Funding of dividends declared to Retained earnings	(1,398)	(1,360)	(1,344)
Balance – end of year	9,815	11,203	12,557
Retained earnings
Balance – beginning of year	36,142	31,700	27,474
Cumulative effect of adoption of accounting standards (refer to Note 1)	(72)	(12)	264
Balance – beginning of year, as adjusted	36,070	31,688	27,738
Net income	3,533	4,454	3,962
Cancellation of treasury shares	(266)	—	—
Funding of dividends declared from Additional paid-in capital	1,398	1,360	1,344
Dividends declared on Common Shares	(1,398)	(1,360)	(1,344)
Balance – end of year	39,337	36,142	31,700
Accumulated other comprehensive income (loss)
Net unrealized appreciation (depreciation) on investments
Balance – beginning of year	2,543	(545)	1,450
Cumulative effect of adoption of accounting standards	—	—	(296)
Balance – beginning of year, as adjusted	2,543	(545)	1,154
Change in year, before reclassification from AOCI, net of income tax (expense) benefit of $(426), $(647), and $338	1,885	3,057	(1,960)
Amounts reclassified from AOCI, net of income tax (expense) of $(36), nil, and $(41)	245	31	261
Change in year, net of income tax (expense) benefit of $(462), $(647), and $297	2,130	3,088	(1,699)
Balance – end of year	4,673	2,543	(545)
Cumulative foreign currency translation adjustment
Balance – beginning of year	(1,939)	(1,976)	(1,187)
Cumulative effect of adoption of accounting standards	—	—	(22)
Balance – beginning of year, as adjusted	(1,939)	(1,976)	(1,209)
Change in year, net of income tax (expense) benefit of $(4), $24, and $35	302	37	(767)
Balance – end of year	(1,637)	(1,939)	(1,976)
Postretirement benefit liability adjustment
Balance – beginning of year	15	73	280
Cumulative effect of adoption of accounting standards	—	—	47
Balance – beginning of year, as adjusted	15	73	327
Change in year, net of income tax benefit of $50, $18, and $67	(182)	(58)	(254)
Balance – end of year	(167)	15	73
Accumulated other comprehensive income (loss)	2,869	619	(2,448)
Total shareholders’ equity	$59,441	$55,331	$50,312
See accompanying notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
Chubb Limited and Subsidiaries

For the years ended December 31, 2020, 2019, and 2018
(in millions of U.S. dollars)	2020	2019	2018
Cash flows from operating activities
Net income	$3,533	$4,454	$3,962
Adjustments to reconcile net income to net cash flows from operating activities
Net realized (gains) losses	498	530	652
Amortization of premiums/discounts on fixed maturities	367	395	592
Amortization of purchased intangibles	290	305	339
Deferred income taxes	(333)	(97)	16
Unpaid losses and loss expenses	4,664	(257)	570
Unearned premiums	846	1,051	654
Future policy benefits	236	215	235
Insurance and reinsurance balances payable	535	(302)	722
Accounts payable, accrued expenses, and other liabilities	(98)	(207)	375
Income taxes payable	46	(7)	161
Insurance and reinsurance balances receivable	(114)	(270)	(981)
Reinsurance recoverable	(336)	838	(1,165)
Deferred policy acquisition costs	(89)	(344)	(301)
Other	(260)	38	(351)
Net cash flows from operating activities	9,785	6,342	5,480
Cash flows from investing activities
Purchases of fixed maturities available for sale	(26,298)	(25,846)	(24,700)
Purchases of to be announced mortgage-backed securities	—	—	(35)
Purchases of fixed maturities held to maturity	(202)	(229)	(456)
Purchases of equity securities	(6,419)	(531)	(207)
Sales of fixed maturities available for sale	11,377	13,110	14,001
Sales of to be announced mortgage-backed securities	—	6	29
Sales of equity securities	3,880	611	315
Maturities and redemptions of fixed maturities available for sale	12,450	9,039	7,352
Maturities and redemptions of fixed maturities held to maturity	995	946	1,124
Net change in short-term investments	(81)	(1,117)	516
Net derivative instruments settlements	(113)	(703)	16
Private equity contributions	(1,924)	(1,315)	(1,337)
Private equity distributions	907	1,390	980
Acquisition of subsidiaries (net of cash acquired of nil, $45, nil)	—	(29)	—
Payment, including deposit, for Huatai Group interest	(1,623)	(580)	—
Other	(470)	(657)	(533)
Net cash flows used for investing activities	(7,521)	(5,905)	(2,935)
Cash flows from financing activities
Dividends paid on Common Shares	(1,388)	(1,354)	(1,337)
Common Shares repurchased	(523)	(1,530)	(1,044)
Proceeds from issuance of long-term debt	988	2,828	2,171
Proceeds from issuance of repurchase agreements	2,354	2,817	2,029
Repayment of long-term debt	(1,301)	(510)	(2,001)
Repayment of repurchase agreements	(2,354)	(2,817)	(2,019)
Proceeds from share-based compensation plans	145	204	115
Policyholder contract deposits and other	470	514	453
Policyholder contract withdrawals and other	(386)	(303)	(358)
Other	(87)	—	—
Net cash flows used for financing activities	(2,082)	(151)	(1,991)
Effect of foreign currency rate changes on cash and restricted cash	8	20	(65)
Net increase in cash and restricted cash	190	306	489
Cash and restricted cash – beginning of year	1,646	1,340	851
Cash and restricted cash – end of year	$1,836	$1,646	$1,340
Supplemental cash flow information
Taxes paid	$902	$912	$503
Interest paid	$524	$512	$621
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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Amounts included in the Consolidated Financial Statements reflect our best estimates and assumptions; actual amounts could differ materially from these estimates. Chubb's principal estimates include:
•unpaid loss and loss expense reserves, including long-tail asbestos and environmental (A&E) reserves and non-A&E casualty exposures;
•future policy benefits reserves;
•amortization of deferred policy acquisition costs and value of business acquired (VOBA);
•reinsurance recoverable, including a valuation allowance for uncollectible reinsurance;
•the assessment of risk transfer for certain structured insurance and reinsurance contracts;
•the valuation of the investment portfolio and assessment of valuation allowance for expected credit losses;
•the valuation of deferred income taxes;
•the valuation of derivative instruments related to guaranteed living benefits (GLB);
•the valuation and amortization of purchased intangibles; and
•the assessment of goodwill for impairment.

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
Advertising costs are expensed as incurred except for direct-response campaigns that qualify for cost deferral, principally related to long-duration A&H business produced by the Overseas General Insurance segment, which are deferred and recognized as a component of Policy acquisition costs. For individual direct-response marketing campaigns that we can demonstrate have specifically resulted in incremental sales to customers and such sales have probable future economic benefits, incremental costs directly related to the marketing campaigns are capitalized as Deferred policy acquisition costs. Deferred policy acquisition costs, including deferred marketing costs, are reviewed regularly for recoverability from future income, including investment income, and amortized in proportion to premium revenue recognized, primarily over a ten-year period, the expected economic future benefit period based upon the same assumptions used in estimating the liability for future policy benefits. The expected future benefit period is evaluated periodically based on historical results and adjusted prospectively. The amount of deferred marketing costs reported in Deferred policy acquisition costs in the Consolidated balance sheets was $226 million and $246 million at December 31, 2020 and 2019, respectively. Amortization expense for deferred marketing costs was $99 million, $109 million, and $114 million for the years ended December 31, 2020, 2019, and 2018, respectively.

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

Reinsurance recoverable is presented net of a valuation allowance for uncollectible reinsurance determined based upon a review of the financial condition of reinsurers and other factors. The valuation allowance for uncollectible reinsurance is based on an estimate of the reinsurance recoverable balance that will ultimately be unrecoverable due to reinsurer insolvency, a contractual dispute, or any other reason. The valuation of this allowance includes several judgments including certain aspects of the allocation of reinsurance recoverable on IBNR claims by reinsurer and a default analysis to estimate uncollectible reinsurance. The primary components of the default analysis are reinsurance recoverable balances by reinsurer, net of collateral, and default factors used to determine the portion of a reinsurer's balance deemed uncollectible. The definition of collateral for this purpose requires some judgment and is generally limited to assets held in a Chubb-only beneficiary trust, letters of credit, and liabilities held with the same legal entity for which Chubb believes there is a contractual right of offset. The determination of the default factor is principally based on the financial strength rating of the reinsurer. Default factors require considerable judgment and are determined using the current financial strength rating, or rating equivalent, of each reinsurer as well as other key considerations and assumptions. Changes in the valuation allowance for uncollectible reinsurance recoverables are recorded in Losses and loss expenses in the Consolidated statements of operations. Our methodology to calculate the valuation allowance was consistent with the new expected credit loss guidance adopted on January 1, 2020. Therefore, there was no change to the valuation allowance upon adoption. The more significant considerations include, but are not necessarily limited to, the following:
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
•For balances recoverable from reinsurers that are either insolvent or under regulatory supervision, we establish a default factor and resulting valuation allowance for uncollectible reinsurance based on reinsurer-specific facts and circumstances. Upon initial notification of an insolvency, we generally recognize an expense for a substantial portion of all balances outstanding, net of collateral, through a combination of write-offs of recoverable balances and increases to the valuation allowance for uncollectible reinsurance. When regulatory action is taken on a reinsurer, we generally recognize a default factor by estimating an expected recovery on all balances outstanding, net of collateral. When sufficient credible information becomes available, we adjust the valuation allowance for uncollectible reinsurance by establishing a default factor pursuant to information received; and
•For other recoverables, management determines the valuation allowance for uncollectible reinsurance based on the specific facts and circumstances.

The methods used to determine the reinsurance recoverable balance and related valuation allowance for uncollectible reinsurance are regularly reviewed and updated, and any resulting adjustments are reflected in earnings in the period identified.

The methods used to determine the valuation allowance for uncollectible high deductible recoverable amounts and valuation allowance for insurance and reinsurance balances receivable are similar to the processes used to determine the valuation allowance for uncollectible reinsurance recoverable. For information on high deductible policies, refer to section h) Unpaid losses and loss expenses, below.

Prepaid reinsurance premiums represent the portion of premiums ceded to reinsurers applicable to the unexpired coverage terms of the reinsurance contracts in-force.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The value of reinsurance business assumed is the deferred gain or loss related to loss portfolio transfers assumed and is calculated as the difference between the estimated ultimate value of the liabilities assumed under retroactive reinsurance contracts over consideration received. The gain or loss is amortized and recorded to Losses and loss expenses based on the payment pattern of the losses assumed. The unamortized value is reviewed regularly to determine if it is recoverable based upon the terms of the contract, estimated losses and loss expenses, and anticipated investment income. Unrecoverable amounts are expensed in the period identified. The value of reinsurance business assumed at December 31, 2020 and 2019 were immaterial.

e) Investments
Fixed maturities, equity securities, and short-term investments
Fixed maturities are classified as either available for sale or held to maturity.
•Available for sale (AFS) portfolio is reported at fair value, net of a valuation allowance for credit losses, with changes in fair value recorded as a separate component of AOCI in Shareholders' equity.
•Held to maturity (HTM) portfolio includes securities for which we have the ability and intent to hold to maturity or redemption and is reported at amortized cost, net of a valuation allowance for credit losses.

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

In addition, net investment income includes the amortization of the fair value adjustment related to the acquired invested assets of The Chubb Corporation (Chubb Corp). An adjustment of $1,652 million related to the fair value of Chubb Corp’s fixed maturities securities was recorded (fair value adjustment) at the date of acquisition. At December 31, 2020, the remaining balance of this fair value adjustment was $213 million which is expected to amortize over the next two years; however, the estimate could vary materially based on current market conditions, bond calls, and the duration of the acquired investment portfolio. In addition, sales of these acquired fixed maturities would also reduce the fair value adjustment balance. For mortgage-backed securities and any other holdings for which there is a prepayment risk, prepayment assumptions are evaluated and revised as necessary. Any adjustments required due to the resultant change in effective yields and maturities are recognized prospectively. Prepayment fees or call premiums that are only payable when a security is called prior to its maturity are earned when received and reflected in Net investment income.

Valuation allowance for fixed income securities
Management evaluates current expected credit losses (CECL) for all HTM securities each quarter. U.S. treasury and agency securities and U.S. government agency mortgage-backed securities are assumed to have no risk of non-payment and therefore are excluded from the CECL evaluation. The remaining HTM securities are evaluated for potential credit loss on a collective pool basis. We elected to pool HTM securities by 1) external credit rating and 2) time to maturity (duration). These characteristics are the most representative of similar risk characteristics within our portfolio. Chubb pools HTM securities and calculates an expected credit loss for each pool using Moody’s corporate bond default average, corporate bond recovery rate, and an economic cycle multiplier. The multiplier is based on the leading economic index and will adjust the average default frequency for a forward-looking economic outlook. Management monitors the credit quality of HTM securities through the review of external credit ratings on a quarterly basis.

Management evaluates expected credit losses (ECL) for AFS securities when fair value is below amortized cost. AFS securities are evaluated for potential credit loss on an individual security level but the evaluation may use assumptions consistent with expectations of credit losses for a group of similar securities. If management has the intent to sell or will be required to sell the security before recovery, the entire impairment loss will be recorded through income to net realized gains and losses. If management does not have the intent to sell or will not be required to sell the security before recovery, an allowance for credit losses is established and is recorded through income to net realized gains and losses, and the non-credit loss portion is recorded through other comprehensive income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

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

AFS securities that meet any one of the criteria included above will be subject to a discounted cash flow analysis by comparing the present value of expected future cash flows with the amortized cost basis. Projected cash flows are driven primarily by assumptions regarding probability of default and the timing and amount of recoveries associated with defaults. Chubb developed the projected cash flows using market data, issuer-specific information, and credit ratings. In combination with contractual cash flows and the use of historical default and recovery data by Moody's Investors Service (Moody's) rating category we generate expected cash flows using the average cumulative issuer-weighted global default rates by letter rating.

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
Prior to January 1, 2020, fixed income securities were evaluated individually for other-than-temporary impairment (OTTI) and a realized loss was recognized once certain criteria were met.

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
•Income and expenses from these funds are reported within Net investment income.
•These funds are carried at net asset value, which approximates fair value with changes in fair value recorded in net realized gains (losses) on the Consolidated statement of operations. Refer to Note 4 for a further discussion on net asset value.
•As a result of the timing of the receipt of valuation data from the investment managers, these investments are generally reported on a three-month lag.
•Sales of these investments are reported within Net realized gains (losses).

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
•This means that investment income, realized gains or losses, and unrealized gains or losses are included in the portion of equity earnings reflected in Other (income) expense.
•As a result of the timing of the receipt of valuation data from the investment managers, these investments are generally reported on a three-month lag.
Other
•Policy loans are carried at outstanding balance and interest income is reflected in Net investment income.
•Life insurance policies are carried at policy cash surrender value and income is reflected in Other (income) expense.
•Non-qualified separate account assets are supported by assets that do not qualify for separate accounting reporting under GAAP. The underlying securities are recorded on a trade date basis and carried at fair value. Unrealized gains and losses on non-qualified separate account assets are reflected in Other (income) expense.

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

Derivative instruments
Chubb recognizes all derivatives at fair value in the Consolidated balance sheets in either Accounts payable, accrued expenses, and other liabilities or Other assets. Changes in fair value are included in Net realized gains (losses) in the Consolidated statements of operations. We did not designate any derivatives as accounting hedges. We participate in derivative instruments in two principal ways:

(i) To sell protection to customers as an insurance or reinsurance contract that meets the definition of a derivative for accounting purposes. This category principally comprised our GLB contracts; and
(ii) To mitigate financial risks and manage certain investment portfolio risks and exposures, including assets and liabilities held in foreign currencies. We use derivative instruments including futures, options, swaps, and foreign currency forward contracts. Refer to Note 10 for additional information.

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

The following table provides a reconciliation of cash and restricted cash reported within the Consolidated balance sheets that total to the amounts shown in the Consolidated statements of cash flows:

	December 31
(in millions of U.S. dollars)	2020	2019	2018
Cash	$1,747	$1,537	$1,247
Restricted cash	89	109	93
Total cash and restricted cash shown in the Consolidated statements of cash flows	$1,836	$1,646	$1,340

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

Indefinite lived intangible assets are not subject to amortization. Finite lived intangible assets are amortized over their useful lives, generally with an average original useful life of 25 years. Intangible assets are regularly reviewed for indicators of impairment. Impairment is recognized if the carrying amount is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and fair value.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

This liability includes a provision for both reported claims (case reserves) and incurred but not reported claims (IBNR reserves). IBNR reserve estimates are generally calculated by first projecting the ultimate cost of all losses that have occurred (expected losses), and then subtracting paid losses, case reserves, and loss expenses. The methods of determining such estimates and establishing the resulting liability are reviewed regularly and any adjustments are reflected in income in the period in which they become known. Future developments may result in losses and loss expenses materially greater or less than recorded amounts.

Except for net unpaid loss and loss expense reserves of $26 million, net of discount, held at December 31, 2020, representing certain structured settlements for which the timing and amount of future claim payments are reliably determinable and $42 million, net of discount, of certain reserves for unsettled claims, Chubb does not discount its P&C loss reserves. This compares with reserves of $31 million for certain structured settlements and $43 million of certain reserves for unsettled claims at December 31, 2019. Structured settlements represent contracts purchased from life insurance companies primarily to settle workers' compensation claims, where payments to the claimant by the life insurance company are expected to be made in the form of an annuity. Chubb retains the liability to the claimant in the event that the life insurance company fails to pay. At December 31, 2020, the liability due to claimants was $548 million, net of discount, and reinsurance recoverables due from the life insurance companies was $522 million, net of discount. For structured settlement contracts where payments are guaranteed regardless of claimant life expectancy, the amounts recoverable from the life insurance companies at December 31, 2020 are included in Other assets in the Consolidated balance sheets, as they do not meet the requirements for reinsurance accounting.

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

Also included in Unpaid losses and loss expenses is the fair value adjustment of $110 million and $145 million at December 31, 2020 and 2019, respectively, related to Chubb Corp’s historical unpaid losses and loss expenses. The estimated fair value consists of the present value of the expected net unpaid loss and loss adjustment expense payments adjusted for an estimated risk margin. The estimated cash flows are discounted at a risk free rate. The estimated risk margin varies based on the inherent risks associated with each type of reserve. The fair value is amortized through Amortization of purchased intangibles on the consolidated statements of operations through the year 2032, based on the estimated payout patterns of unpaid loss and loss expenses at the acquisition date.

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

i) Future policy benefits
The valuation of long-duration contract reserves requires management to make estimates and assumptions regarding expenses, mortality, persistency, and investment yields. Estimates are primarily based on historical experience and include a margin for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

adverse deviation. Interest rates used in calculating reserves range from less than 1.0 percent to 9.0 percent at December 31, 2020 compared to less than 1.0 percent to 11.0 percent at December 31, 2019. Actual results could differ materially from these estimates. Management monitors actual experience and where circumstances warrant, will revise assumptions and the related reserve estimates. Revisions are recorded in the period they are determined.

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

Under reinsurance programs covering GLBs, we assume the risk of guaranteed minimum income benefits (GMIB) associated with variable annuity contracts. The GMIB risk is triggered if, at the time the contract holder elects to convert the accumulated account value to a periodic payment stream (annuitize), the accumulated account value is not sufficient to provide a guaranteed minimum level of monthly income. Our GLB reinsurance products meet the definition of a derivative for accounting purposes and are carried at fair value with changes in fair value recognized in Realized gains (losses) in the Consolidated statement of operations. Refer to Note 10 a) for additional information.

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

Interest income on deposit assets, representing the consideration received or to be received in excess of cash payments related to the deposit contract, is earned based on an effective yield calculation. The calculation of the effective yield is based on the amount and timing of actual cash flows at the balance sheet date and the estimated amount and timing of future cash flows. The effective yield is recalculated periodically to reflect revised estimates of cash flows. When a change in the actual or estimated cash flows occurs, the resulting change to the carrying amount of the deposit asset is reported as income or expense. Deposit assets of $107 million and $93 million at December 31, 2020 and 2019, respectively, are reflected in Other assets in the Consolidated balance sheets and the accretion of deposit assets related to interest pursuant to the effective yield calculation is reflected in Net investment income in the Consolidated statements of operations.

Deposit liabilities include reinsurance deposit liabilities of $86 million and $88 million and contract holder deposit funds of $2.2 billion and $2.0 billion at December 31, 2020 and 2019, respectively. Deposit liabilities are reflected in Accounts payable, accrued expenses, and other liabilities in the Consolidated balance sheets. At contract inception, the deposit liability equals net cash received. An accretion rate is established based on actuarial estimates whereby the deposit liability is increased to the estimated amount payable over the contract term. The deposit accretion rate is the rate of return required to fund expected future payment obligations. We periodically reassess the estimated ultimate liability and related expected rate of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

return. Changes to the deposit liability are generally reflected through Interest expense to reflect the cumulative effect of the period the contract has been in force, and by an adjustment to the future accretion rate of the liability over the remaining estimated contract term.

The liability for contract holder deposit funds equals accumulated policy account values, which consist of the deposit payments plus credited interest less withdrawals and amounts assessed through the end of the period.

l) Property and Equipment
Property and equipment used in operations are capitalized and carried at cost less accumulated depreciation and are reported within Other assets in the Consolidated balance sheets. At December 31, 2020, property and equipment totaled $2.0 billion, consisting principally of capitalized software costs of $1.3 billion incurred to develop or obtain computer software for internal use and company-owned facilities of $260 million. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. For capitalized software, the estimated useful life is generally three to five years, but can be as long as 15 years and for company-owned facilities the estimated useful life is 40 years. At December 31, 2019, property and equipment totaled $1.9 billion.

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

n) Administrative expenses
Administrative expenses generally include all operating costs other than policy acquisition costs. The North America Commercial P&C Insurance segment manages and uses an in-house third-party claims administrator, ESIS Inc. (ESIS). ESIS performs claims management and risk control services for domestic and international organizations that self-insure P&C exposures as well as internal P&C exposures. The net operating income of ESIS is included within Administrative expenses in the Consolidated statements of operations and were $18 million, $47 million, and $49 million for the years ended December 31, 2020, 2019, and 2018, respectively.

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

We recognize uncertain tax positions that are determined to be more likely than not of being sustained upon examination. Recognized income tax positions are measured at the largest amount that has a greater than 50 percent likelihood of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

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

q) Share-based compensation
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

r) Chubb integration expenses
Direct costs related to the Chubb Corp acquisition were expensed as incurred. Chubb integration expenses were nil, $23 million, and $59 million for the years ended December 31, 2020, 2019 and 2018, respectively, and include all internal and external costs directly related to the integration activities of the Chubb Corp acquisition. These expenses principally consisted of personnel-related expenses, consulting fees, and rebranding.

s) New accounting pronouncements
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

Adopted in 2021
Income Taxes - Simplifying the Accounting for Income Taxes
Effective January 1, 2021, we adopted guidance which is intended to simplify the accounting for income taxes by removing several exceptions contained in existing guidance and amending other guidance. The adoption of the new guidance did not have a material effect on our results of operations or financial condition.

Accounting guidance not yet adopted
Effects of Reference Rate Reform on Financial Reporting
In March 2020, the FASB issued guidance which provides optional expedients and exceptions for applying GAAP to investments, derivatives, or other transactions that reference the London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued because of reference rate reform. Along with the optional expedients, the amendments include a general principle that permits an entity to consider contract modifications due to reference reform to be an event that does not require contract re-measurement at the modification date or reassessment of a previous accounting determination. Additionally, a company may make a one-time election to sell, transfer, or both sell and transfer debt securities classified as held to maturity that reference a rate affected by reference rate reform and that were classified as held to maturity before January 1, 2020. This standard may be elected over time through December 31, 2022 as reference rate reform activities occur. Our exposure to LIBOR is limited and, accordingly, we do not expect reference rate reform to have a material impact on our Consolidated Financial Statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

2. Acquisitions

Huatai Group
Chubb maintains a direct investment in Huatai Insurance Group Co., Ltd. (Huatai Group). Huatai Group is the parent company of, and owns 100 percent of, Huatai Property & Casualty Insurance Co., Ltd. (Huatai P&C), approximately 80 percent of Huatai Life Insurance Co., Ltd. (Huatai Life), and approximately 82 percent of Huatai Asset Management Co., Ltd. (collectively, Huatai). Huatai Group's insurance operations have more than 600 branches and 11 million customers in China.

In 2019, Chubb entered into agreements to acquire an additional 22.4 percent ownership in Huatai Group through two separate purchases, a 15.3 percent ownership interest for approximately $1.1 billion and a 7.1 percent ownership interest for approximately $493 million. On July 13, 2020, we completed the 15.3 percent purchase. The purchase of the additional 7.1 percent ownership interest is contingent upon important conditions.

In connection with these purchase agreements, we paid $1.6 billion, including a collateralized deposit for the 7.1 percent tranche, in 2020. These transactions are recorded within investing activities on the Consolidated statement of cash flows.

Separately, in November 2020, we completed the purchase of an incremental 0.9 percent ownership interest in Huatai Group for approximately $65 million.

As of December 31, 2020, Chubb's aggregate ownership interest in Huatai Group was approximately 47.1 percent. Chubb applies the equity method of accounting to its investment in Huatai Group by recording its share of net income or loss in Other (income) expense in the Consolidated statements of operations. Refer to Note 14 for additional information. The Consolidated statements of operations include the equity income from the additional ownership interests as of each respective closing date.
Upon completion of the 7.1 percent purchase, which will result in majority ownership of Huatai Group, Chubb is expected to obtain control of Huatai. At that time, Chubb is expected to apply consolidation accounting and discontinue the application of the equity method of accounting.

Prior year acquisition
Banchile Seguros de Vida
On December 30, 2019, we acquired Banchile Seguros de Vida, an insurance company providing both life and property and casualty coverages in Chile, for $74 million in cash. The results of this acquisition are included in the Overseas General Insurance and Life Insurance segments as appropriate, determined by the type of policy written.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

3. Investments

a) Fixed maturities
Effective January 1, 2020, we adopted new accounting guidance that requires a valuation allowance for credit losses to be established for fixed maturity securities classified as held to maturity (HTM) or available for sale (AFS).

December 31, 2020	Amortized Cost	Valuation Allowance	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
(in millions of U.S. dollars)
Available for sale
U.S. Treasury / Agency	$2,471	$—	$199	$—	$2,670
Non-U.S.	24,594	(6)	1,808	(42)	26,354
Corporate and asset-backed securities	34,095	(14)	2,322	(72)	36,331
Mortgage-backed securities	17,456	—	1,022	(8)	18,470
Municipal	6,572	—	304	(2)	6,874
	$85,188	$(20)	$5,655	$(124)	$90,699
	Amortized Cost	Valuation Allowance	Net Carrying Value	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
Held to maturity
U.S. Treasury / Agency	$1,392	$—	$1,392	$60	$—	$1,452
Non-U.S.	1,295	(7)	1,288	118	(1)	1,405
Corporate and asset-backed securities	2,185	(35)	2,150	288	—	2,438
Mortgage-backed securities	2,000	(1)	1,999	148	(1)	2,146
Municipal	4,825	(1)	4,824	245	—	5,069
	$11,697	$(44)	$11,653	$859	$(2)	$12,510

December 31, 2019	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	OTTI Recognized in AOCI
(in millions of U.S. dollars)
Available for sale
U.S. Treasury / Agency	$3,188	$96	$(1)	$3,283	$—
Non-U.S.	22,670	1,099	(62)	23,707	(25)
Corporate and asset-backed securities	30,689	1,180	(78)	31,791	(5)
Mortgage-backed securities	18,712	494	(14)	19,192	—
Municipal	7,321	205	(11)	7,515	—
	$82,580	$3,074	$(166)	$85,488	$(30)
Held to maturity
U.S. Treasury / Agency	$1,318	$29	$—	$1,347	$—
Non-U.S.	1,423	62	—	1,485	—
Corporate and asset-backed securities	2,349	121	(2)	2,468	—
Mortgage-backed securities	2,331	65	—	2,396	—
Municipal	5,160	150	(1)	5,309	—
	$12,581	$427	$(3)	$13,005	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following table presents the amortized cost of our HTM securities according to S&P rating:

December 31, 2020
(in millions of U.S. dollars)	Amortized cost	% of Total
AAA	$2,511	22%
AA	6,193	53%
A	2,138	18%
BBB	826	7%
BB	28	—%
Other	1	—%
Total	$11,697	100%

The following table presents fixed maturities by contractual maturity:

	December 31		December 31
		2020		2019
(in millions of U.S. dollars)	Net Carrying Value	Fair Value	Amortized Cost	Fair Value
Available for sale
Due in 1 year or less	$4,760	$4,760	$3,951	$3,973
Due after 1 year through 5 years	26,227	26,227	27,142	27,720
Due after 5 years through 10 years	27,232	27,232	23,901	24,874
Due after 10 years	14,010	14,010	8,874	9,729
	72,229	72,229	63,868	66,296
Mortgage-backed securities	18,470	18,470	18,712	19,192
	$90,699	$90,699	$82,580	$85,488
Held to maturity
Due in 1 year or less	$1,231	$1,240	$478	$479
Due after 1 year through 5 years	3,592	3,760	3,869	3,940
Due after 5 years through 10 years	3,029	3,228	3,756	3,883
Due after 10 years	1,802	2,136	2,147	2,307
	9,654	10,364	10,250	10,609
Mortgage-backed securities	1,999	2,146	2,331	2,396
	$11,653	$12,510	$12,581	$13,005

Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

b) Gross unrealized loss
Fixed maturities in an unrealized loss position at December 31, 2020, comprised both investment grade and below investment grade securities for which fair value declined primarily due to widening credit spreads since the date of purchase.

The following table presents, for AFS fixed maturities in an unrealized loss position (including securities on loan) that are not deemed to have credit losses, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	0 – 12 Months		Over 12 Months		Total
December 31, 2020	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
Non-U.S.	$1,628	$(35)	$114	$(5)	$1,742	$(40)
Corporate and asset-backed securities	2,212	(33)	593	(14)	2,805	(47)
Mortgage-backed securities	875	(6)	35	(2)	910	(8)
Municipal	40	(1)	16	(1)	56	(2)
Total AFS fixed maturities	$4,755	$(75)	$758	$(22)	$5,513	$(97)

The following table presents, for all securities in an unrealized loss position (including securities on loan), the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	0 – 12 Months		Over 12 Months		Total
December 31, 2019	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. Treasury / Agency	$234	$(1)	$339	$—	$573	$(1)
Non-U.S.	1,846	(34)	802	(28)	2,648	(62)
Corporate and asset-backed securities	2,121	(40)	988	(40)	3,109	(80)
Mortgage-backed securities	1,174	(6)	932	(8)	2,106	(14)
Municipal	188	—	276	(12)	464	(12)
Total fixed maturities	$5,563	$(81)	$3,337	$(88)	$8,900	$(169)

c) Net realized gains (losses)
The following table presents a roll-forward of pre-tax credit losses related to fixed maturities for which a portion of OTTI was recognized in OCI:

	Year Ended December 31
(in millions of U.S. dollars)	2019	2018
Balance of credit losses related to securities still held – beginning of year	$34	$22
Additions where no OTTI was previously recorded	33	20
Additions where an OTTI was previously recorded	4	5
Reductions for securities sold during the period	(41)	(13)
Balance of credit losses related to securities still held – end of year	$30	$34

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following table presents the components of Net realized gains (losses) and the change in net unrealized appreciation (depreciation) of investments:

	Year Ended December 31
(in millions of U.S. dollars)	2020	2019	2018
Fixed maturities:
OTTI on fixed maturities, gross	$—	$(90)	$(52)
OTTI on fixed maturities recognized in OCI (pre-tax)	—	32	3
OTTI on fixed maturities, net	—	(58)	(49)
Gross realized gains excluding OTTI	244	203	334
Gross realized losses excluding OTTI	(366)	(176)	(587)
Recovery of expected credit losses	11	—	—
Impairment (1)	(170)	—	—
Total fixed maturities	(281)	(31)	(302)
Equity securities	586	104	(59)
Other investments	(32)	(20)	(5)
Foreign exchange gains (losses)	(483)	7	131
Investment and embedded derivative instruments	81	(435)	(75)
Fair value adjustments on insurance derivative	(202)	(4)	(248)
S&P futures	(108)	(138)	(4)
Other derivative instruments	1	(8)	(3)
Other	(60)	(5)	(87)
Net realized gains (losses) (pre-tax)	$(498)	$(530)	$(652)

Change in net unrealized appreciation (depreciation) on investments (pre-tax):
Fixed maturities available for sale	$2,628	$3,769	$(1,958)
Fixed maturities held to maturity	(24)	(31)	(38)
Other	(12)	(3)	—
Income tax (expense) benefit	(462)	(647)	297
Change in net unrealized appreciation (depreciation) on investments (after-tax)	$2,130	$3,088	$(1,699)
(1)Relates to certain securities we intended to sell and securities written to market entering default.

Realized gains and losses from Equity securities and Other investments from the table above include sales of securities and unrealized gains and losses from fair value changes as follows:

	Year Ended December 31, 2020			Year Ended December 31, 2019			Year Ended December 31, 2018
(in millions of U.S. dollars)	Equity Securities	Other Investments	Total	Equity Securities	Other Investments	Total	Equity Securities	Other Investments	Total
Net gains (losses) recognized during the period	$586	$(32)	$554	$104	$(20)	$84	$(59)	$(5)	$(64)
Less: Net gains (losses) recognized from sales of securities	455	—	455	58	(5)	53	70	121	191
Unrealized gains (losses) recognized for securities still held at reporting date	$131	$(32)	$99	$46	$(15)	$31	$(129)	$(126)	$(255)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following table presents a roll-forward of valuation allowance for expected credit losses on fixed maturities:

Year Ended
December 31
(in millions of U.S. dollars)	2020
Available for sale
Valuation allowance for expected credit losses - beginning of period	$—
Impact of adoption of new accounting guidance	25
Provision for expected credit loss	188
Initial allowance for purchased securities with credit deterioration	5
Write-offs charged against the expected credit loss	(5)
Recovery of expected credit loss	(193)
Valuation allowance for expected credit losses - end of period	$20
Held to maturity
Valuation allowance for expected credit losses - beginning of period	$—
Impact of adoption of new accounting guidance	44
Provision for expected credit loss	9
Recovery of expected credit loss	(9)
Valuation allowance for expected credit losses - end of period	$44

Purchased Credit Deterioration (PCD) Securities
During the year ended December 31, 2020, we purchased $108 million of securities with credit deterioration, categorized as available for sale, and assessed an allowance for expected credit losses of $5 million at acquisition. These PCD securities had a par value at acquisition of $144 million.
d) Other investments

	December 31
(in millions of U.S. dollars)	2020	2019
Alternative investments:
Partially-owned investment companies	$5,969	$4,142
Limited partnerships	547	508
Investment funds	254	271
Alternative investments	6,770	4,921
Life insurance policies	438	377
Policy loans	233	247
Non-qualified separate account assets (1)	316	283
Other	188	234
Total	$7,945	$6,062
(1)Non-qualified separate account assets are comprised of mutual funds, supported by assets that do not qualify for separate account reporting under GAAP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Alternative investments
Alternative investments include partially-owned investment companies, investment funds, and limited partnerships measured at fair value using net asset value (NAV) as a practical expedient. The following table presents, by investment category, the expected liquidation period, fair value, and maximum future funding commitments of alternative investments:

		December 31		December 31
		2020		2019
(in millions of U.S. dollars)	Expected Liquidation Period of Underlying Assets	Fair Value	Maximum Future Funding Commitments	Fair Value	Maximum Future Funding Commitments
Financial	2 to 10 Years	$673	$237	$611	$329
Real Assets	2 to 11 Years	805	598	712	422
Distressed	2 to 8 Years	358	970	263	80
Private Credit	3 to 8 Years	88	270	104	272
Traditional	2 to 14 Years	4,519	1,125	2,844	2,160
Vintage	1 to 2 Years	73	—	116	—
Investment funds	Not Applicable	254	—	271	—
		$6,770	$3,200	$4,921	$3,263

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

Included in partially-owned investment companies and limited partnerships are 130 individual limited partnerships covering a broad range of investment strategies including large cap buyouts, specialist buyouts, growth capital, distressed, mezzanine, real estate, and co-investments. The underlying portfolio consists of various public and private debt and equity securities of publicly traded and privately held companies and real estate assets. The underlying investments across various partnerships, geographies, industries, asset types, and investment strategies provide risk diversification within the limited partnership portfolio and the overall investment portfolio.

Investment funds employ various investment strategies such as long/short equity and arbitrage/distressed. Included in this category are investments for which Chubb has the option to redeem at agreed upon value as described in each investment fund’s subscription agreement. Depending on the terms of the various subscription agreements, investment fund investments may be redeemed monthly, quarterly, semi-annually, or annually. If Chubb wishes to redeem an investment fund investment, it must first determine if the investment fund is still in a lock-up period (a time when Chubb cannot redeem its investment so that the investment fund manager has time to build the portfolio). If the investment fund is no longer in its lock-up period, Chubb must then notify the investment fund manager of its intention to redeem by the notification date prescribed by the subscription agreement. Subsequent to notification, the investment fund can redeem Chubb’s investment within several months of the notification. Notice periods for redemption of the investment funds are up to 270 days. Chubb can redeem its investment funds without consent from the investment fund managers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

e) Investments in partially-owned insurance companies
The following table presents Investments in partially-owned insurance companies:

	December 31, 2020			December 31, 2019
(in millions of U.S. dollars, except for percentages)	Carrying Value	Goodwill	Direct Ownership Percentage	Carrying Value	Goodwill	Direct Ownership Percentage	Domicile
Huatai Group	$2,461	$1,313	47%	$1,053	$460	31%	China
Huatai Life Insurance Company	201	69	20%	147	64	20%	China
Freisenbruch-Meyer	10	3	40%	10	3	40%	Bermuda
Chubb Arabia Cooperative Insurance Company	23	—	30%	20	—	30%	Saudi Arabia
Russian Reinsurance Company	4	—	23%	2	—	23%	Russia
ABR Reinsurance Ltd.	114	—	16%	100	—	12%	Bermuda
Total	$2,813	$1,385		$1,332	$527

Chubb’s aggregate direct and indirect ownership in Huatai Life is approximately 57.5 percent, comprising 20 percent direct and 37.5 percent indirect ownership interest.

The table above excludes the 7.1 percent of additional ownership commitment in Huatai Group that is contingent upon important conditions. Refer to Note 2 for additional information.
f) Net investment income

	Year Ended December 31
(in millions of U.S. dollars)	2020	2019	2018
Fixed maturities (1)	$3,321	$3,385	$3,128
Short-term investments	48	84	90
Other interest income	19	25	118
Equity securities	81	26	33
Other investments	82	78	104
Gross investment income (1)	3,551	3,598	3,473
Investment expenses	(176)	(172)	(168)
Net investment income (1)	$3,375	$3,426	$3,305
(1) Includes amortization expense related to fair value adjustment of acquired invested assets related to the Chubb Corp acquisition	$(116)	$(161)	$(248)

g) Restricted assets
Chubb is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutory regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. Chubb is also required to restrict assets pledged under repurchase agreements, which represent Chubb's agreement to sell securities and repurchase them at a future date for a predetermined price. We use trust funds in certain large reinsurance transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit (LOC) requirements. We have investments in segregated portfolios primarily to provide collateral or guarantees for LOC and derivative transactions. Included in restricted assets are investments, primarily fixed maturities, totaling $19.6 billion and $21.0 billion, and cash of $89 million and $109 million, at December 31, 2020 and 2019, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following table presents the components of restricted assets:

	December 31	December 31
(in millions of U.S. dollars)	2020	2019
Trust funds	$12,305	$14,004
Deposits with U.S. regulatory authorities	2,438	2,466
Deposits with non-U.S. regulatory authorities	2,905	2,709
Assets pledged under repurchase agreements	1,462	1,464
Other pledged assets	584	490
Total	$19,694	$21,133
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

Fixed maturities
We use pricing services to estimate fair value measurements for the majority of our fixed maturities. The pricing services use market quotations for fixed maturities that have quoted prices in active markets; such securities are classified within Level 1. For fixed maturities other than U.S. Treasury securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements using their pricing applications or pricing models, which include available relevant market information, benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. Additional valuation factors that can be taken into account are nominal spreads, dollar basis, and liquidity adjustments. The pricing services evaluate each asset class based on relevant market and credit information, perceived market movements, and sector news. The market inputs used in the pricing evaluation, listed in the approximate order of priority include: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, and industry and economic events. The extent of the use of each input is dependent on the asset class and the market conditions. Given the asset class, the priority of the use of inputs may change, or some market inputs may not be relevant. Additionally, fixed maturities valuation is more subjective when markets are less liquid due to the lack of market based inputs (i.e., stale pricing) and may require the use of models to be priced. The lack of market based inputs may increase the potential that an investment's estimated fair value is not reflective of the price at which an actual transaction would occur. The overwhelming majority of fixed maturities are classified within Level 2 because the most significant inputs used in the pricing techniques are observable. For a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

small number of fixed maturities, we obtain a single broker quote (typically from a market maker). Due to the disclaimers on the quotes that indicate that the price is indicative only, we include these fair value estimates in Level 3.

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

Other derivative instruments
We maintain positions in exchange-traded equity futures contracts designed to limit exposure to a severe equity market decline, which would cause an increase in expected claims and, therefore, an increase in future policy benefit reserves for our guaranteed minimum death benefits (GMDB) and an increase in the fair value liability for our guaranteed living benefits (GLB) reinsurance business. Our positions in exchange-traded equity futures contracts are classified within Level 1. The fair value of the majority of the remaining positions in other derivative instruments is based on significant observable inputs including equity security and interest rate indices. Accordingly, these are classified within Level 2. Other derivative instruments based on unobservable inputs are classified within Level 3. Other derivative instruments are recorded in either Other assets or Accounts payable, accrued expenses, and other liabilities in the Consolidated balance sheets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Guaranteed living benefits
The GLB arises from life reinsurance programs covering living benefit guarantees whereby we assume the risk of guaranteed minimum income benefits (GMIB) associated with variable annuity contracts. GLB’s are recorded in Accounts payable, accrued expenses, and other liabilities in the Consolidated balance sheets. Prior to 2020, a portion of the GLB liability that represented expected losses allocated to premiums received was recorded as incurred losses within Future policy benefits, with changes in these estimates recorded in Future policy benefits. We reclassified $441 million, $409 million, and $346 million of GLB liability as of December 31, 2019, 2018, and 2017, respectively, to Accounts payable, accrued expenses, and other liabilities in the Consolidated balance sheets to conform with the new presentation. For GLB reinsurance, Chubb estimates fair value using an internal valuation model which includes current market information and estimates of policyholder behavior. All of the treaties contain claim limits, which are factored into the valuation model. The fair value depends on a number of factors, including interest rates, equity markets, credit risk, current account value, market volatility, expected annuitization rates and other policyholder behavior, and changes in policyholder mortality. Because of the significant use of unobservable inputs including policyholder behavior, GLB reinsurance is classified within Level 3.

Financial instruments measured at fair value on a recurring basis, by valuation hierarchy

December 31, 2020	Level 1	Level 2	Level 3	Total
(in millions of U.S. dollars)
Assets:
Fixed maturities available for sale
U.S. Treasury / Agency	$2,148	$522	$—	$2,670
Non-U.S.	—	25,808	546	26,354
Corporate and asset-backed securities	—	34,758	1,573	36,331
Mortgage-backed securities	—	18,410	60	18,470
Municipal	—	6,874	—	6,874
	2,148	86,372	2,179	90,699
Equity securities	3,954	—	73	4,027
Short-term investments	2,866	1,474	5	4,345
Other investments (1)	434	438	10	882
Securities lending collateral	—	1,844	—	1,844
Investment derivative instruments	35	—	—	35
Separate account assets	4,264	124	—	4,388
Total assets measured at fair value (1)	$13,701	$90,252	$2,267	$106,220
Liabilities:
Investment derivative instruments	$52	$—	$—	$52
Other derivative instruments	17	—	—	17
GLB (2)	—	—	1,089	1,089
Total liabilities measured at fair value	$69	$—	$1,089	$1,158
(1)Excluded from the table above are partially-owned investments, investment funds, and limited partnerships of $6,770 million, policy loans of $233 million and other investments of $60 million at December 31, 2020 measured using NAV as a practical expedient.
(2)Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

December 31, 2019	Level 1	Level 2	Level 3	Total
(in millions of U.S. dollars)
Assets:
Fixed maturities available for sale
U.S. Treasury / Agency	$2,664	$619	$—	$3,283
Non-U.S.	—	23,258	449	23,707
Corporate and asset-backed securities	—	30,340	1,451	31,791
Mortgage-backed securities	—	19,132	60	19,192
Municipal	—	7,515	—	7,515
	2,664	80,864	1,960	85,488
Equity securities	728	15	69	812
Short-term investments	2,803	1,482	6	4,291
Other investments (1)	412	377	10	799
Securities lending collateral	—	994	—	994
Investment derivative instruments	24	—	—	24
Other derivative instruments	2	—	—	2
Separate account assets	3,437	136	—	3,573
Total assets measured at fair value (1)	$10,070	$83,868	$2,045	$95,983
Liabilities:
Investment derivative instruments	$93	$—	$—	$93
Other derivative instruments	13	—	—	13
GLB (2)	—	—	897	897
Total liabilities measured at fair value	$106	$—	$897	$1,003
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

(in millions of U.S. dollars, except for percentages)	Fair Value at December 31 2020	Valuation Technique	Significant Unobservable Inputs	Ranges	Weighted Average (1)
GLB (1)	$1,089	Actuarial model	Lapse rate	3% - 34%	4.7%
			Annuitization rate	0% - 100%	3.6%
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
The effect of changes in key market factors on assumed lapse and annuitization rates reflect emerging trends using data available from cedants. For treaties with limited experience, rates are established in line with data received from other ceding companies adjusted, as appropriate, with industry estimates. The model and related assumptions are regularly re-evaluated by management and enhanced, as appropriate, based upon additional experience obtained related to policyholder behavior and availability of updated information such as market conditions, market participant assumptions, and demographics of in-force annuities. In the fourth quarter of 2020, we completed a review of policyholder behavior related to annuitizations, partial withdrawals, lapses, and mortality for our variable annuity reinsurance business. As a result, we refined our policyholder behavior assumptions (mainly those relating to annuitizations and partial withdrawals), which had an insignificant impact on net income. During the year ended December 31, 2020, we also made routine model refinements to the internal valuation model which had an insignificant impact on net income.
The following tables present a reconciliation of the beginning and ending balances of financial instruments measured at fair value using significant unobservable inputs (Level 3):

						Assets	Liabilities
	Available-for-Sale Debt Securities			Equity securities	Short-term investments	Other investments	GLB (1)
Year Ended December 31, 2020	Non-U.S.	Corporate and asset-backed securities	MBS
(in millions of U.S. dollars)
Balance, beginning of year	$449	$1,451	$60	$69	$6	$10	$897
Transfers into Level 3	—	134	—	—	—	—	—
Transfers out of Level 3	(16)	(73)	(1)	(3)	—	—	—
Change in Net Unrealized Gains/Losses in OCI	19	(8)	—	—	—	—	—
Net Realized Gains/Losses	(1)	(30)	—	1	(1)	—	202
Purchases	274	708	2	23	14	—	—
Sales	(122)	(186)	—	(17)	(2)	—	—
Settlements	(57)	(423)	(1)	—	(12)	—	—
Other	—	—	—	—	—	—	(10)
Balance, end of year	$546	$1,573	$60	$73	$5	$10	$1,089
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$—	$(5)	$—	$4	$—	$—	$202
Change in Net Unrealized Gains/Losses included in OCI at the Balance Sheet Date	$16	$(6)	$—	$—	$—	$—	$—
(1)Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

	Assets						Liabilities
	Available-for-Sale Debt Securities			Equity securities	Short-term investments	Other investments	GLB (1)
Year Ended December 31, 2019	Non-U.S.	Corporate and asset-backed securities	MBS
(in millions of U.S. dollars)
Balance, beginning of year	$345	$1,299	$61	$57	$1	$11	$861
Transfers into Level 3	11	23	—	—	—	—	—
Transfers out of Level 3	(24)	(38)	(16)	—	—	—	—
Change in Net Unrealized Gains/Losses in OCI	13	(2)	—	1	—	—	—
Net Realized Gains/Losses	(1)	(4)	—	(2)	—	—	4
Purchases	228	577	19	34	6	—	—
Sales	(70)	(125)	(1)	(21)	—	—	—
Settlements	(53)	(279)	(3)	—	(1)	(1)	—
Other	—	—	—	—	—	—	32
Balance, end of year	$449	$1,451	$60	$69	$6	$10	$897
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$—	$(2)	$—	$(3)	$—	$—	$4
Change in Net Unrealized Gains/Losses included in OCI at the Balance Sheet Date	$7	$(8)	$—	$—	$—	$—	$—
(1)Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value.

	Assets						Liabilities
	Available-for-Sale Debt Securities				Short-term investments		Other derivative instruments	GLB (1)
Year Ended December 31, 2018	Non-U.S.	Corporate and asset-backed securities	MBS	Equity securities		Other investments
(in millions of U.S. dollars)
Balance, beginning of year	$93	$1,037	$78	$44	$—	$263	$2	$550
Transfers into Level 3	13	24	1	—	5	—	—	—
Transfers out of Level 3	(2)	(31)	(3)	—	—	(252)	—	—
Change in Net Unrealized Gains/Losses in OCI	(12)	(4)	—	(2)	—	(2)	—	—
Net Realized Gains/Losses	(3)	(5)	—	6	—	1	(2)	248
Purchases	334	672	5	37	9	50	—	—
Sales	(69)	(164)	—	(28)	—	—	—	—
Settlements	(9)	(230)	(20)	—	(13)	(49)	—	—
Other	—	—	—	—	—	—	—	63
Balance, end of year	$345	$1,299	$61	$57	$1	$11	$—	$861
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$(1)	$(7)	$—	$(1)	$—	$1	$—	$248
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

The following tables present fair value, by valuation hierarchy, and carrying value of the financial instruments not measured at fair value:

December 31, 2020	Fair Value				Net Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities held to maturity
U.S. Treasury / Agency	$1,395	$57	$—	$1,452	$1,392
Non-U.S.	—	1,405	—	1,405	1,288
Corporate and asset-backed securities	—	2,438	—	2,438	2,150
Mortgage-backed securities	—	2,146	—	2,146	1,999
Municipal	—	5,069	—	5,069	4,824
Total assets	$1,395	$11,115	$—	$12,510	$11,653
Liabilities:
Repurchase agreements	$—	$1,405	$—	$1,405	$1,405
Short-term debt	—	—	—	—	—
Long-term debt	—	17,487	—	17,487	14,948
Trust preferred securities	—	473	—	473	308
Total liabilities	$—	$19,365	$—	$19,365	$16,661

December 31, 2019	Fair Value				Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities held to maturity
U.S. Treasury / Agency	$1,292	$55	$—	$1,347	$1,318
Non-U.S.	—	1,485	—	1,485	1,423
Corporate and asset-backed securities	—	2,436	32	2,468	2,349
Mortgage-backed securities	—	2,396	—	2,396	2,331
Municipal	—	5,309	—	5,309	5,160
Total assets	$1,292	$11,681	$32	$13,005	$12,581
Liabilities:
Repurchase agreements	$—	$1,416	$—	$1,416	$1,416
Short-term debt	—	1,307	—	1,307	1,299
Long-term debt	—	15,048	—	15,048	13,559
Trust preferred securities	—	467	—	467	308
Total liabilities	$—	$18,238	$—	$18,238	$16,582

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

	Year Ended December 31
(in millions of U.S. dollars)	2020	2019	2018
Premiums written
Direct	$37,749	$36,848	$34,782
Assumed	3,512	3,276	3,186
Ceded	(7,441)	(7,849)	(7,389)
Net	$33,820	$32,275	$30,579
Premiums earned
Direct	$37,037	$35,876	$34,108
Assumed	3,323	3,107	3,175
Ceded	(7,243)	(7,693)	(7,219)
Net	$33,117	$31,290	$30,064
Ceded losses and loss expenses incurred were $5.0 billion, $4.9 billion, and $5.6 billion for the years ended December 31, 2020, 2019, and 2018, respectively.

b) Reinsurance recoverable on ceded reinsurance

	December 31, 2020		December 31, 2019
(in millions of U.S. dollars)	Net Reinsurance Recoverable (1)	Valuation allowance	Net Reinsurance Recoverable (1)	Valuation allowance
Reinsurance recoverable on unpaid losses and loss expenses	$14,647	$257	$14,181	$240
Reinsurance recoverable on paid losses and loss expenses	945	57	1,000	76
Reinsurance recoverable on losses and loss expenses	$15,592	$314	$15,181	$316
Reinsurance recoverable on policy benefits	$206	$5	$197	$4
(1)     Net of valuation allowance for uncollectible reinsurance.

The increase in reinsurance recoverable on losses and loss expenses in 2020 was primarily due to catastrophe losses, partially offset by crop activity and prior period development.

We evaluate the financial condition of our reinsurers and potential reinsurers on a regular basis and also monitor concentrations of credit risk with reinsurers. The valuation allowance for uncollectible reinsurance is required principally due to the potential failure of reinsurers to indemnify Chubb, primarily because of disputes under reinsurance contracts and insolvencies. We have established a valuation allowance for amounts estimated to be uncollectible on both unpaid and paid losses as well as future policy benefits. Refer to Note 1 d) for a discussion of the valuation allowance methodology.

The following table presents a roll-forward of valuation allowance for uncollectible reinsurance related to Reinsurance recoverable on loss and loss expenses:

(in millions of U.S. dollars)	Year Ended December 31, 2020
Valuation allowance for uncollectible reinsurance - beginning of period	$316
Provision for uncollectible reinsurance	21
Write-offs charged against the valuation allowance	(25)
Foreign exchange revaluation	2
Valuation allowance for uncollectible reinsurance - end of period	$314

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following tables present a listing, at December 31, 2020, of the categories of Chubb's reinsurers:

December 31, 2020	Gross Reinsurance Recoverable on Loss and Loss Expenses	Valuation allowance for Uncollectible Reinsurance	% of Gross Reinsurance Recoverable
(in millions of U.S. dollars, except for percentages)
Categories
Largest reinsurers	$7,267	$88	1.2%
Other reinsurers rated A- or better	4,901	58	1.2%
Other reinsurers rated lower than A- or not rated	466	64	13.7%
Pools	366	14	3.8%
Structured settlements	521	11	2.1%
Captives	2,107	11	0.5%
Other	278	68	24.5%
Total	$15,906	$314	2.0%

Largest Reinsurers
ABR Reinsurance Capital Holdings	HDI Group (Hannover Re)	Munich Re Group	Swiss Re Group
Berkshire Hathaway Insurance Group	Lloyd's of London	Partner Re Group

Categories of Chubb's reinsurers	Comprises:
Largest reinsurers	• All groups of reinsurers or captives where the gross recoverable exceeds one percent of Chubb's total shareholders' equity.
Other reinsurers rated A- or better	• All reinsurers rated A- or better that were not included in the largest reinsurer category.
Other reinsurers rated lower than A- or not rated	• All reinsurers rated lower than A- or not rated that were not included in the largest reinsurer category.
Pools	• Related to Chubb's voluntary pool participation and Chubb's mandatory pool participation required by law in certain states.
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

The valuation allowance for uncollectible reinsurance is principally based on an analysis of the credit quality of the reinsurer and collateral balances. We establish the valuation allowance for uncollectible reinsurance for the Other category based on a case-by-case analysis of individual situations including the merits of the underlying matter, credit and collateral analysis, and consideration.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

6. Goodwill and Other intangible assets

Goodwill
The following table presents a roll-forward of Goodwill by segment:

(in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Chubb Consolidated
Balance at December 31, 2018	$6,946	$2,230	$134	$4,770	$371	$820	$15,271
Foreign exchange revaluation and other	9	4	—	15	—	(3)	25
Balance at December 31, 2019	$6,955	$2,234	$134	$4,785	$371	$817	$15,296
Acquisition of Banchile Seguros de Vida	—	—	—	16	—	28	44
Foreign exchange revaluation and other	17	6	—	35	—	2	60
Balance at December 31, 2020	$6,972	$2,240	$134	$4,836	$371	$847	$15,400

Other intangible assets
Other intangible assets at December 31, 2020 and 2019 were $5,811 million and $6,063 million, respectively, principally acquired from the Chubb Corp acquisition. Other intangible assets in 2020 and 2019 comprised $2,846 million and $3,114 million, respectively, that are subject to amortization, principally agency distribution relationships and renewal rights, and $2,965 million and $2,949 million, respectively, that are not subject to amortization, principally trademarks. Amortization expense related to purchased intangibles was $290 million, $305 million, and $339 million for the years ended December 31, 2020, 2019, and 2018, principally related to agency distribution relationships and renewal rights.

The following table presents, as of December 31, 2020, the expected estimated pre-tax amortization expense (benefit) of purchased intangibles, at current foreign currency exchange rates, for the next five years:

	Associated with the Chubb Corp Acquisition
For the Years Ending December 31 (in millions of U.S. dollars)	Agency distribution relationships and renewal rights	Fair value adjustment on Unpaid losses and loss expense (1)	Total	Other intangible assets	Total Amortization of purchased intangibles
2021	$217	$(20)	$197	$89	$286
2022	197	(14)	183	101	284
2023	178	(7)	171	96	267
2024	160	(6)	154	90	244
2025	145	(6)	139	89	228
Total	$897	$(53)	$844	$465	$1,309
(1)In connection with the Chubb Corp acquisition, we recorded an increase to Unpaid losses and loss expenses acquired to adjust the carrying value of Chubb Corp's historical Unpaid losses and loss expenses to fair value as of the acquisition date. This fair value adjustment amortizes through Amortization of purchased intangibles on the Consolidated statements of operations through the year 2032. The balance of the fair value adjustment on Unpaid losses and loss expense was $110 million and $145 million at December 31, 2020 and 2019, respectively. Refer to Note 1(h) for additional information.

VOBA
The following table presents a roll-forward of VOBA:

(in millions of U.S. dollars)	2020	2019	2018
Balance, beginning of year	$306	$295	$326
Amortization of VOBA (1)	(27)	(24)	(25)
Foreign exchange revaluation and other	(16)	35	(6)
Balance, end of year	$263	$306	$295
(1)Recognized in Policy acquisition costs in the Consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following table presents, as of December 31, 2020, the expected estimated pre-tax amortization expense related to VOBA for the next five years at current foreign exchange rates:

For the Years Ending December 31	VOBA
(in millions of U.S. dollars)
2021	$22
2022	21
2023	19
2024	17
2025	16
Total	$95

7. Unpaid losses and loss expenses

Chubb establishes reserves for the estimated unpaid ultimate liability for losses and loss expenses under the terms of its policies and agreements. Reserves include estimates for both claims that have been reported and for IBNR claims, and include estimates of expenses associated with processing and settling these claims. Reserves are recorded in Unpaid losses and loss expenses in the consolidated balance sheets. While we believe that our reserves for unpaid losses and loss expenses at December 31, 2020 are adequate, new information or trends may lead to future developments in incurred loss and loss expenses significantly greater or less than the reserves provided. Any such revisions could result in future changes in estimates of losses or reinsurance recoverable and would be reflected in our results of operations in the period in which the estimates are changed.
The following table presents a reconciliation of beginning and ending Unpaid losses and loss expenses:

	Year Ended December 31
(in millions of U.S. dollars)	2020	2019	2018
Gross unpaid losses and loss expenses, beginning of year	$62,690	$62,960	$63,179
Reinsurance recoverable on unpaid losses (1)	(14,181)	(14,689)	(14,014)
Net unpaid losses and loss expenses, beginning of year	48,509	48,271	49,165
Net losses and loss expenses incurred in respect of losses occurring in:
Current year	22,124	19,575	19,048
Prior years (2)	(414)	(845)	(981)
Total	21,710	18,730	18,067
Net losses and loss expenses paid in respect of losses occurring in:
Current year	7,782	7,894	7,544
Prior years	9,652	10,579	10,796
Total	17,434	18,473	18,340
Foreign currency revaluation and other	379	(19)	(621)
Net unpaid losses and loss expenses, end of year	53,164	48,509	48,271
Reinsurance recoverable on unpaid losses (1)	14,647	14,181	14,689
Gross unpaid losses and loss expenses, end of year	$67,811	$62,690	$62,960
(1)     Net of valuation allowance for uncollectible reinsurance.
(2)    Relates to prior period loss reserve development only and excludes prior period development related to reinstatement premiums, expense adjustments and earned premiums totaling $19 million, $53 million, and $85 million for 2020, 2019, and 2018, respectively.

The increase in gross and net unpaid losses and loss expense in 2020 was driven by catastrophe losses incurred, principally from the COVID-19 pandemic. The increase in net unpaid losses and loss expense in 2019 reflected an increase in underlying reserves, offset by favorable prior period development and payments related to catastrophic events.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The loss development tables under section c) below, present Chubb’s historical incurred and paid claims development by broad product line through December 31, 2020, net of reinsurance, as well as the cumulative number of reported claims, IBNR balances, and other supplementary information.

The following table presents a reconciliation of the loss development tables to the liability for unpaid losses and loss expenses in the consolidated balance sheet:

Reconciliation of Reserve Balances to Liability for Unpaid Loss and Loss Expenses
(in millions of U.S. dollars)	December 31, 2020
Presented in the loss development tables:
North America Commercial P&C Insurance — Workers' Compensation	$9,600
North America Commercial P&C Insurance — Liability	17,441
North America Commercial P&C Insurance — Other Casualty	2,124
North America Commercial P&C Insurance — Non-Casualty	2,491
North America Personal P&C Insurance	3,025
Overseas General Insurance — Casualty	6,832
Overseas General Insurance — Non-Casualty	2,725
Global Reinsurance — Casualty	1,200
Global Reinsurance — Non-Casualty	312
Excluded from the loss development tables:
Other	4,742
Net unpaid loss and allocated loss adjustment expense	50,492
Ceded unpaid loss and allocated loss adjustment expense:
North America Commercial P&C Insurance — Workers' Compensation	$1,461
North America Commercial P&C Insurance — Liability	5,743
North America Commercial P&C Insurance — Other Casualty	564
North America Commercial P&C Insurance — Non-Casualty	1,380
North America Personal P&C Insurance	141
Overseas General Insurance — Casualty	2,426
Overseas General Insurance — Non-Casualty	1,686
Global Reinsurance — Casualty	29
Global Reinsurance — Non-Casualty	104
Other	1,153
Ceded unpaid loss and allocated loss adjustment expense	14,687
Unpaid loss and loss expense on other than short-duration contracts (1)	1,109
Unpaid unallocated loss adjustment expenses	1,523
Unpaid losses and loss expenses	$67,811
(1)     Primarily includes the claims reserve of our International A&H business and Life Insurance segment reserves.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Business excluded from the loss development tables
“Other” shown in the reconciliation table comprises businesses excluded from the loss development tables:
•North America Agricultural Insurance segment business, which is short-tailed with the majority of the liabilities expected to be resolved in the ensuing twelve months;
•Corporate, which includes run-off liabilities such as asbestos and environmental and other mass tort exposures and which impact accident years older than those shown in the loss development tables below;
•Life Insurance segment business, which is generally written using long-duration contracts; and
•Certain subsets of our business due to data limitations or unsuitability to the loss development table presentation, including:
◦We underwrite loss portfolio transfers at various times; by convention, all premium and losses associated with these transactions are recorded to the policy period of the transaction, even though the accident dates of the claims covered may be a decade or more in the past. We also underwrite certain high attachment, high limit, multiple-line and excess of aggregate coverages for large commercial clients. Changes in incurred loss and cash flow patterns are volatile and sufficiently different from those of typical insureds. This category includes the loss portfolio transfer of Fireman’s Fund personal lines run-off liabilities and Alternative Risk Solutions business within the North America Commercial P&C Insurance segment;
◦2015 and prior paid history on a subset of previously acquired international businesses, within the Overseas General Insurance segment, due to limitations on the data prior to the acquisition;
◦Reinsurance recoverable bad debt; and
◦Purchase accounting adjustments related to unpaid losses and loss expenses for Chubb Corp.

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

This estimate is based on a combination of exposure and experience-based actuarial methods (described below) and other considerations such as claims reviews, reinsurance recovery assumptions and/or input from other knowledgeable parties such as underwriting. Exposure-based methods are most commonly used on relatively immature origin years (i.e., the year in which the losses were incurred — “accident year” or “report year”), while experience-based methods provide a view based on the projection of loss experience that has emerged as of the valuation date. Greater reliance is placed upon experience-based methods as the pool of emerging loss experience grows and where it is deemed sufficiently credible and reliable as the basis for the estimate. In comparing the held reserve for any given origin year to the actuarial projections, judgment is required as to the credibility, uncertainty and inherent limitations of applying actuarial techniques to historical data to project future loss experience. Examples of factors that impact such judgments include, but are not limited to, the following:

•nature and complexity of underlying coverage provided and net limits of exposure provided;
•segmentation of data to provide sufficient homogeneity and credibility for loss projection methods;
•extent of credible internal historical loss data and reliance upon industry information as required;
•historical variability of actual loss emergence compared with expected loss emergence;
•reported and projected loss trends;
•extent of emerged loss experience relative to the remaining expected period of loss emergence;
•rate monitor information for new and renewal business;
•changes in claims handling practice;
•inflation;
•the legal environment;
•facts and circumstances of large claims;
•terms and conditions of the contracts sold to our insured parties;
•impact of applicable reinsurance recoveries; and
•nature and extent of underlying assumptions.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Short-tail business
Short-tail business generally describes product lines for which losses are typically known and paid shortly after the loss occurs. This would include, for example, most property, personal accident, and automobile physical damage policies that we write. Due to the short reporting and development pattern for these product lines, the uncertainty associated with our estimate of ultimate losses for any particular accident period diminishes relatively quickly as actual loss experience emerges. We typically assign credibility to methods that incorporate actual loss emergence, such as the paid and reported loss development and Bornhuetter-Ferguson methods, sooner than would be the case for long-tail lines at a similar stage of development for a given origin year. The reserving process for short-tail losses arising from catastrophic events typically involves an assessment by the claims department, in conjunction with underwriters and actuaries, of our exposure and estimated losses immediately following an event and then subsequent revisions of the estimated losses as our insureds provide updated actual loss information.

Long-tail business
Long-tail business describes lines of business for which specific losses may not be known/reported for some period and for which claims can take significant time to settle/close. This includes most casualty lines such as general liability, D&O, and workers' compensation. There are various factors contributing to the uncertainty and volatility of long-tail business. Among these are:
•The nature and complexity of underlying coverage provided and net limits of exposure provided;
•Our historical loss data and experience is sometimes too immature and lacking in credibility to rely upon for reserving purposes. Where this is the case, in our reserve analysis we may utilize industry loss ratios or industry benchmark development patterns that we believe reflect the nature and coverage of the underwritten business and its future development, where available. For such product lines, actual loss experience may differ from industry loss statistics as well as loss experience for previous underwriting years;
•The difficulty in estimating loss trends, claims inflation (e.g., medical and judicial) and underlying economic conditions;
•The need for professional judgment to estimate loss development patterns beyond that represented by historical data using supplemental internal or industry data, extrapolation, or a blend of both;
•The need to address shifts in business mix or volume over time when applying historical paid and reported loss development patterns from older origin years to more recent origin years. For example, changes over time in the processes and procedures for establishing case reserves can distort reported loss development patterns or changes in ceded reinsurance structures by origin year can alter the development of paid and reported losses;
•Loss reserve analyses typically require loss or other data be grouped by common characteristics in some manner. If data from two combined lines of business exhibit different characteristics, such as loss payment patterns, the credibility of the reserve estimate could be affected. Additionally, since casualty lines of business can have significant intricacies in the terms and conditions afforded to the insured, there is an inherent risk as to the homogeneity of the underlying data used in performing reserve analyses; and
•The applicability of the price change data used to estimate ultimate loss ratios for most recent origin years.

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

Each table follows a similar format and reflects the following:
•The incurred loss triangle includes both reported case reserves and IBNR liabilities.
•Both the incurred and paid loss triangles include allocated loss adjustment expense (i.e., defense and investigative costs particular to individual claims) but exclude unallocated loss adjustment expense (i.e., the costs associated with internal claims staff and third-party administrators).
•The amounts in both triangles for the years ended December 31, 2011 to December 31, 2019 and average historical claim duration as of December 31, 2020, are presented as supplementary information.
•All data presented in the triangles is net of reinsurance recoverables.
•The IBNR reserves shown to the right of each incurred loss development exhibit reflect the net IBNR recorded as of December 31, 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

•The tables are presented retrospectively with respect to acquisitions where these are material and doing so is practicable. Most notably, the Chubb Corp acquisition is presented retrospectively. The unaudited consolidated data is presented solely for informational purposes and is not necessarily indicative of the consolidated data that might have been observed had the transactions been completed prior to the date indicated.

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

Cumulative Number of Reported Claims
Reported claim counts, on a cumulative basis, are provided to the far right of each incurred loss development table. In our North America segments, we generally consider a reported claim to be one claim per coverage per claimant. For our North America segments, we refined our claim count methodology in 2020 for our U.S. operations. For workers' compensation, we moved from including losses below the deductible in our reported claims to excluding them. This reduction in reported claims aligns claim counts to the portion of the claims to which Chubb has incurred losses, which we view as a more meaningful presentation. For non-casualty, personal and liability, we aligned our claim count methodology to reflect a reported claim per claimant, per coverage basis, and including all reported claims with either an indemnity or expense transaction. These changes resulted in fewer reported claims in non-casualty and additional reported claims in personal and liability. In our Overseas General Insurance segment, we generally consider a reported claim to be on a per occurrence basis. Global Reinsurance segment’s portfolio comprises a mix of proportional and non-proportional treaties. The proportional treaties are reported on a bulk basis and do not lend themselves to meaningful claim count data. As such, we do not provide claim count information for our Global Reinsurance segment.

We exclude claims closed without payment. Claims are counted on a direct basis without consideration of ceded reinsurance. Use of the presented claim counts in analysis of company experience has significant limitations, including:
•Claims for certain events and/or product lines, such as portions of our A&H business, are not reported on an individual basis, but rather in bulk and thus not available for inclusion in this disclosure.
•Each segment typically has a mixture of primary and excess experience which has shifted over time.
•Captive business, especially in Workers' Compensation and Liability, largely represents fronted business where our net exposure to loss is minimal; however, since the claim count is based on direct claims, there is a mismatch between direct claims and net loss dollars, the extent of which varies by accident year.

Reported claim counts include open claims which have case reserves but exclude claims that have been incurred but not reported. As such the reported claims are not consistent with the incurred losses in the triangle, which include incurred but not reported losses. One can calculate reported losses by subtracting incurred but not reported losses from incurred losses in the triangle. Reported claim counts are also inconsistent with losses in the paid loss triangle, since reported counts would include claims with case reserves but no payments to date.

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

The triangle below shows all loss and allocated expense development for the workers' compensation product line. In our prior period development disclosure, we exclude any loss development where there is a directly related premium adjustment. For workers' compensation, changes in the exposure base due to payroll audits will drive changes in ultimate losses. In addition, we record involuntary pool assumptions (premiums and losses) on a lagged basis. Both of these items will influence the development in the triangle, particularly the first prior accident year, and are included in the reconciliation table presented on page F-58.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

North America Commercial P&C Insurance — Workers' Compensation — Long-tail (continued)
Net Incurred Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31			As of December 31 2020
(in millions of U.S. dollars)			Unaudited								Net IBNR Reserves	Reported Claims (in thousands)
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$1,037	$1,030	$1,046	$1,049	$1,053	$1,022	$1,012	$1,009	$988	$973	$208	45
2012		1,050	1,011	1,030	1,040	1,011	989	986	977	953	234	44
2013			1,109	1,108	1,122	1,127	1,086	1,073	1,037	1,014	280	43
2014				1,207	1,201	1,217	1,215	1,163	1,100	1,073	347	45
2015					1,282	1,259	1,276	1,279	1,217	1,154	419	50
2016						1,367	1,361	1,383	1,378	1,269	530	51
2017							1,413	1,380	1,399	1,393	723	50
2018								1,359	1,361	1,379	709	51
2019									1,391	1,384	767	47
2020										1,367	1,086	24
Total										$11,959

Net Cumulative Paid Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31
(in millions of U.S. dollars)			Unaudited
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$119	$294	$411	$484	$533	$567	$595	$616	$640	$654
2012		111	271	365	436	486	532	574	592	612
2013			107	286	422	506	553	587	616	633
2014				113	295	410	484	532	566	599
2015					116	301	418	501	564	606
2016						122	326	452	529	584
2017							120	313	437	516
2018								130	329	451
2019									143	341
2020										111
Total										$5,107

Net Liabilities for Loss and Allocated Loss Adjustment Expenses
(in millions of U.S. dollars)	December 31, 2020
Accident years prior to 2011	$2,748
Accident years 2011 - 2020 from tables above	6,852
All Accident years	$9,600

Supplementary Information: (Favorable)/ Adverse Prior Period Development
(in millions of U.S. dollars)	December 31, 2020
Accident years prior to 2011	$(94)
Accident years 2011 - 2020 from tables above	(256)
All Accident years	$(350)

Supplementary Information: Average Annual Percentage Payout of Net Incurred Claims by Age, as of December 31, 2020 (Unaudited)
Age in Years	1	2	3	4	5	6	7	8	9	10
Percentage	10%	16%	10%	7%	5%	4%	3%	2%	2%	1%

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

Net Incurred Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31			As of December 31 2020
(in millions of U.S. dollars)			Unaudited								Net IBNR Reserves	Reported Claims (in thousands)
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$3,500	$3,586	$3,630	$3,665	$3,593	$3,498	$3,384	$3,316	$3,193	$3,143	$226	25
2012		3,552	3,628	3,613	3,565	3,524	3,426	3,331	3,235	3,235	353	25
2013			3,547	3,542	3,543	3,533	3,430	3,216	3,122	2,964	317	25
2014				3,535	3,586	3,674	3,717	3,656	3,470	3,346	572	25
2015					3,560	3,709	3,819	3,976	3,943	3,736	855	27
2016						3,534	3,595	3,692	3,805	3,799	962	27
2017							3,322	3,499	3,581	3,631	1,475	27
2018								3,375	3,494	3,696	1,737	28
2019									3,452	3,628	2,381	28
2020										4,098	3,695	24
Total										$35,276

Net Cumulative Paid Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31
(in millions of U.S. dollars)			Unaudited
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$160	$652	$1,209	$1,805	$2,214	$2,477	$2,659	$2,741	$2,827	$2,863
2012		166	656	1,172	1,680	2,092	2,326	2,502	2,619	2,688
2013			130	548	1,192	1,597	2,007	2,232	2,374	2,465
2014				164	679	1,250	1,804	2,202	2,442	2,584
2015					138	605	1,206	1,856	2,291	2,533
2016						171	663	1,336	1,975	2,334
2017							161	617	1,162	1,701
2018								190	754	1,303
2019									176	671
2020										152
Total										$19,294

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

North America Commercial P&C Insurance — Liability — Long-tail (continued)
Net Liabilities for Loss and Allocated Loss Adjustment Expenses
(in millions of U.S. dollars)	December 31, 2020
Accident years prior to 2011	$1,459
Accident years 2011 - 2020 from tables above	15,982
All Accident years	$17,441

Supplementary Information: (Favorable)/ Adverse Prior Period Development
(in millions of U.S. dollars)	December 31, 2020
Accident years prior to 2011	$(176)
Accident years 2011 - 2020 from tables above	(117)
All Accident years	$(293)

Supplementary Information: Average Annual Percentage Payout of Net Incurred Claims by Age, as of December 31, 2020 (Unaudited)
Age in Years	1	2	3	4	5	6	7	8	9	10
Percentage	5%	14%	17%	16%	12%	7%	5%	3%	2%	1%

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

Net Incurred Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31			As of December 31 2020
(in millions of U.S. dollars)			Unaudited								Net IBNR Reserves	Reported Claims (in thousands)
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$581	$590	$581	$549	$533	$525	$517	$511	$513	$503	$13	16
2012		634	606	577	561	520	519	509	507	505	2	16
2013			527	531	523	516	469	462	462	458	21	18
2014				595	583	581	597	555	539	539	25	17
2015					487	470	502	515	458	455	35	15
2016						504	502	527	524	481	61	16
2017							532	566	577	616	118	17
2018								536	564	575	198	17
2019									606	637	284	16
2020										646	517	9
Total										$5,415

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

North America Commercial P&C Insurance — Other-Casualty — Long-tail (continued)
Net Cumulative Paid Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31
(in millions of U.S. dollars)			Unaudited
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$86	$235	$341	$400	$437	$461	$466	$480	$486	$486
2012		69	223	320	387	435	470	487	493	502
2013			69	197	271	348	385	411	419	426
2014				80	220	318	391	455	474	501
2015					47	137	215	305	371	395
2016						52	146	246	323	374
2017							66	175	313	381
2018								74	169	270
2019									70	190
2020										53
Total										$3,578

Net Liabilities for Loss and Allocated Loss Adjustment Expenses
(in millions of U.S. dollars)	December 31, 2020
Accident years prior to 2011	$287
Accident years 2011 - 2020 from tables above	1,837
All Accident years	$2,124

Supplementary Information: (Favorable)/ Adverse Prior Period Development
(in millions of U.S. dollars)	December 31, 2020
Accident years prior to 2011	$23
Accident years 2011 - 2020 from tables above	19
All Accident years	$42

Supplementary Information: Average Annual Percentage Payout of Net Incurred Claims by Age, as of December 31, 2020 (Unaudited)
Age in Years	1	2	3	4	5	6	7	8	9	10
Percentage	12%	23%	19%	14%	10%	5%	3%	2%	1%	—%

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

Net Incurred Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31			As of December 31 2020
(in millions of U.S. dollars)			Unaudited								Net IBNR Reserves	Reported Claims (in thousands)
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$1,960	$1,934	$1,877	$1,856	$1,835	$1,840	$1,835	$1,835	$1,835	$1,833	$4	416
2012		2,033	1,916	1,883	1,864	1,859	1,847	1,844	1,850	1,844	(8)	426
2013			1,434	1,424	1,337	1,360	1,340	1,340	1,338	1,344	7	455
2014				1,643	1,661	1,579	1,559	1,549	1,550	1,558	10	483
2015					1,736	1,745	1,650	1,638	1,605	1,589	(1)	545
2016						1,911	1,890	1,799	1,782	1,818	32	650
2017							2,704	2,608	2,505	2,522	51	763
2018								2,053	2,240	2,175	71	901
2019									2,052	2,037	166	1,036
2020										3,150	1,061	927
Total										$19,870

Net Cumulative Paid Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31
(in millions of U.S. dollars)			Unaudited
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$939	$1,574	$1,718	$1,777	$1,787	$1,811	$1,816	$1,821	$1,825	$1,830
2012		715	1,577	1,698	1,767	1,795	1,822	1,816	1,842	1,844
2013			651	1,138	1,238	1,285	1,311	1,324	1,333	1,335
2014				820	1,374	1,484	1,506	1,532	1,546	1,554
2015					727	1,343	1,488	1,556	1,572	1,574
2016						846	1,504	1,656	1,733	1,761
2017							979	2,087	2,303	2,394
2018								1,027	1,825	2,018
2019									1,030	1,677
2020										1,396
Total										$17,383

Net Liabilities for Loss and Allocated Loss Adjustment Expenses
(in millions of U.S. dollars)	December 31, 2020
Accident years prior to 2011	$4
Accident years 2011 - 2020 from tables above	2,487
All Accident years	$2,491

Supplementary Information: (Favorable)/ Adverse Prior Period Development
(in millions of U.S. dollars)	December 31, 2020
Accident years prior to 2011	$2
Accident years 2011 - 2020 from tables above	(37)
All Accident years	$(35)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

North America Commercial P&C Insurance — Non-Casualty — Short-tail (continued)
Supplementary Information: Average Annual Percentage Payout of Net Incurred Claims by Age, as of December 31, 2020 (Unaudited)
Age in Years	1	2	3	4	5	6	7	8	9	10
Percentage	46%	38%	8%	3%	1%	1%	—%	1%	—%	—%

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

Net Incurred Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31			As of December 31 2020
(in millions of U.S. dollars)			Unaudited								Net IBNR Reserves	Reported Claims (in thousands)
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$2,208	$2,210	$2,185	$2,173	$2,164	$2,161	$2,160	$2,158	$2,159	$2,157	$7	179
2012		2,185	2,183	2,183	2,191	2,186	2,186	2,189	2,194	2,190	18	188
2013			1,860	1,888	1,897	1,900	1,924	1,937	1,945	1,948	26	132
2014				2,205	2,206	2,192	2,146	2,160	2,147	2,141	14	144
2015					2,494	2,550	2,561	2,544	2,563	2,570	21	148
2016						2,440	2,535	2,545	2,482	2,471	45	154
2017							3,035	3,069	3,002	2,998	96	163
2018								3,010	3,037	3,103	244	169
2019									2,957	2,993	329	155
2020										2,931	1,119	100
Total										$25,502

Net Cumulative Paid Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31
(in millions of U.S. dollars)			Unaudited
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$1,360	$1,835	$1,972	$2,052	$2,105	$2,129	$2,139	$2,146	$2,148	$2,149
2012		1,177	1,806	1,957	2,063	2,117	2,149	2,164	2,163	2,165
2013			1,043	1,504	1,688	1,787	1,843	1,885	1,895	1,917
2014				1,310	1,765	1,926	2,035	2,080	2,106	2,116
2015					1,499	2,084	2,271	2,392	2,478	2,508
2016						1,453	2,052	2,211	2,314	2,370
2017							1,698	2,520	2,668	2,799
2018								1,926	2,549	2,706
2019									1,668	2,437
2020										1,334
Total										$22,501

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

North America Personal P&C Insurance — Short-tail (continued)
Net Liabilities for Loss and Allocated Loss Adjustment Expenses
(in millions of U.S. dollars)	December 31, 2020
Accident years prior to 2011	$24
Accident years 2011 - 2020 from tables above	3,001
All Accident years	$3,025

Supplementary Information: (Favorable)/ Adverse Prior Period Development
(in millions of U.S. dollars)	December 31, 2020
Accident years prior to 2011	$(1)
Accident years 2011 - 2020 from tables above	85
All Accident years	$84

Supplementary Information: Average Annual Percentage Payout of Net Incurred Claims by Age, as of December 31, 2020 (Unaudited)
Age in Years	1	2	3	4	5	6	7	8	9	10
Percentage	57%	24%	7%	5%	3%	1%	1%	—%	—%	—%

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

Net Incurred Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31			As of December 31 2020
(in millions of U.S. dollars)			Unaudited								Net IBNR Reserves	Reported Claims (in thousands)
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$1,255	$1,262	$1,254	$1,244	$1,158	$1,090	$1,079	$1,027	$1,023	$1,025	$31	37
2012		1,290	1,261	1,326	1,346	1,343	1,337	1,315	1,304	1,272	87	38
2013			1,281	1,279	1,276	1,322	1,276	1,242	1,182	1,148	86	39
2014				1,279	1,352	1,362	1,378	1,293	1,206	1,165	151	39
2015					1,196	1,296	1,328	1,351	1,326	1,265	199	41
2016						1,232	1,337	1,407	1,437	1,425	341	43
2017							1,227	1,332	1,381	1,433	384	43
2018								1,330	1,383	1,447	671	43
2019									1,409	1,480	809	40
2020										1,810	1,493	28
Total										$13,470

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Overseas General Insurance — Casualty — Long-tail (continued)
Net Cumulative Paid Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31
(in millions of U.S. dollars)			Unaudited
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$86	$243	$393	$528	$631	$713	$789	$842	$876	$901
2012		75	252	441	597	713	857	929	973	1,040
2013			85	267	428	579	725	829	899	952
2014				111	293	473	608	725	811	876
2015					86	287	497	679	802	884
2016						127	324	534	687	815
2017							98	323	535	702
2018								112	334	503
2019									126	341
2020										110
Total										$7,124

Net Liabilities for Loss and Allocated Loss Adjustment Expenses
(in millions of U.S. dollars)	December 31, 2020
Accident years prior to 2011	$486
Accident years 2011 - 2020 from tables above	6,346
All Accident years	$6,832

Supplementary Information: (Favorable)/ Adverse Prior Period Development
(in millions of U.S. dollars)	December 31, 2020
Accident years prior to 2011	$(59)
Accident years 2011 - 2020 from tables above	9
All Accident years	$(50)

Supplementary Information: Average Annual Percentage Payout of Net Incurred Claims by Age, as of December 31, 2020 (Unaudited)
Age in Years	1	2	3	4	5	6	7	8	9	10
Percentage	8%	15%	15%	12%	10%	8%	6%	4%	4%	3%

Overseas General Insurance — Non-Casualty — Short-tail
This product line is comprised of commercial fire, marine (predominantly cargo), surety, personal automobile (in Latin America, Asia Pacific and Japan), personal cell phones, personal residential (including high net worth), energy and construction. In general, these lines have relatively stable payment and reporting patterns although they are impacted by natural catastrophes mainly in the 2011, 2017, and 2018 accident years. Latin America and Europe each make up about 30 percent of the Chubb Overseas General non-casualty book.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Overseas General Insurance — Non-Casualty — Short-tail (continued)
Net Incurred Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31			As of December 31 2020
(in millions of U.S. dollars)			Unaudited								Net IBNR Reserves	Reported Claims (in thousands)
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$1,908	$1,995	$1,938	$1,898	$1,879	$1,867	$1,859	$1,849	$1,844	$1,843	$6	543
2012		1,712	1,702	1,661	1,605	1,599	1,590	1,575	1,570	1,562	13	555
2013			1,787	1,780	1,714	1,665	1,660	1,633	1,620	1,610	19	573
2014				1,863	1,932	1,875	1,864	1,828	1,817	1,810	7	548
2015					1,963	2,083	2,062	2,030	2,011	2,003	24	571
2016						2,070	2,071	2,058	2,036	2,040	22	581
2017							2,222	2,264	2,245	2,225	18	589
2018								2,186	2,276	2,237	48	624
2019									2,208	2,228	94	640
2020										2,571	804	518
Total										$20,129

Net Cumulative Paid Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31
(in millions of U.S. dollars)			Unaudited
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$765	$1,486	$1,694	$1,750	$1,780	$1,795	$1,804	$1,808	$1,807	$1,806
2012		679	1,237	1,425	1,485	1,508	1,518	1,530	1,532	1,532
2013			696	1,284	1,480	1,512	1,549	1,567	1,575	1,578
2014				758	1,438	1,651	1,715	1,746	1,759	1,774
2015					857	1,560	1,793	1,875	1,897	1,927
2016						1,013	1,679	1,881	1,954	1,981
2017							1,051	1,848	2,029	2,106
2018								1,006	1,753	1,962
2019									1,050	1,747
2020										1,085
Total										$17,498

(in millions of U.S. dollars)	December 31, 2020
Accident years prior to 2011	$94
Accident years 2011 - 2020 from tables above	2,631
All Accident years	$2,725

Supplementary Information: (Favorable)/ Adverse Prior Period Development
(in millions of U.S. dollars)	December 31, 2020
Accident years prior to 2011	$(8)
Accident years 2011 - 2020 from tables above	(69)
All Accident years	$(77)

Supplementary Information: Average Annual Percentage Payout of Net Incurred Claims by Age, as of December 31, 2020 (Unaudited)
Age in Years	1	2	3	4	5	6	7	8	9	10
Percentage	45%	35%	11%	3%	2%	1%	1%	—%	—%	—%

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

Global Reinsurance — Casualty — Long-tail
This product line includes proportional and excess coverages in general, automobile liability, professional liability, medical malpractice and workers' compensation, with exposures located around the world. In general, reinsurance exhibits less stable development patterns than primary business. In particular, general casualty reinsurance and excess coverages are long-tailed and can be very volatile.

Net Incurred Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31			As of December 31 2020
(in millions of U.S. dollars)			Unaudited								Net IBNR Reserves
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$408	$415	$430	$433	$428	$418	$415	$409	$402	$389	$15
2012		387	384	392	395	379	373	372	374	379	11
2013			321	327	330	331	332	324	317	311	13
2014				334	335	340	343	345	348	331	16
2015					285	290	300	301	309	306	22
2016						224	228	236	236	245	27
2017							215	217	221	218	28
2018								246	249	256	48
2019									239	248	90
2020										247	153
Total										$2,930

Net Cumulative Paid Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31
(in millions of U.S. dollars)			Unaudited
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$70	$146	$195	$236	$267	$292	$312	$325	$332	$338
2012		78	168	223	262	293	309	324	336	342
2013			65	143	186	222	242	260	269	272
2014				92	185	218	249	265	277	287
2015					90	159	192	217	233	250
2016						58	113	143	159	175
2017							47	100	122	140
2018								42	96	126
2019									40	90
2020										41
Total										$2,061

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Global Reinsurance — Casualty — Long-tail (continued)
Net Liabilities for Loss and Allocated Loss Adjustment Expenses
(in millions of U.S. dollars)	December 31, 2020
Accident years prior to 2011	$331
Accident years 2011 - 2020 from tables above	869
All Accident years	$1,200

Supplementary Information: (Favorable)/ Adverse Prior Period Development
(in millions of U.S. dollars)	December 31, 2020
Accident years prior to 2011	$(10)
Accident years 2011 - 2020 from tables above	(12)
All Accident years	$(22)

Supplementary Information: Average Annual Percentage Payout of Net Incurred Claims by Age, as of December 31, 2020 (Unaudited)
Age in Years	1	2	3	4	5	6	7	8	9	10
Percentage	21%	23%	12%	10%	7%	5%	4%	3%	2%	2%

Global Reinsurance — Non-Casualty — Short-tail
This product line includes property, property catastrophe, marine, credit/surety, A&H and energy. This product line is impacted by natural catastrophes, particularly in the 2011, 2017 and 2018 accident years. Of the non-catastrophe book, the mixture of business varies by year with approximately 77 percent of loss on proportional treaties in treaty year 2011 and after. This percentage has increased over time with the proportion being approximately 59 percent for treaty years 2011 to 2012 growing to an average of 82 percent for treaty years 2013 to 2020, with the remainder being written on an excess of loss basis.

Global Reinsurance — Non-Casualty — Short-tail (continued)
Net Incurred Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31			As of December 31 2020
(in millions of U.S. dollars)			Unaudited								Net IBNR Reserves
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$277	$279	$276	$266	$267	$268	$267	$268	$267	$269	$1
2012		233	211	202	192	191	188	186	186	184	1
2013			162	160	148	143	144	141	141	140	—
2014				167	182	183	186	184	183	182	3
2015					147	155	162	162	155	161	4
2016						184	189	192	194	190	5
2017							397	424	454	451	10
2018								288	300	303	(8)
2019									143	141	29
2020										212	110
Total										$2,233

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Global Reinsurance — Non-Casualty — Short-tail (continued)
Net Cumulative Paid Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31
(in millions of U.S. dollars)			Unaudited
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$87	$179	$210	$236	$254	$259	$262	$263	$264	$265
2012		45	130	157	167	173	178	180	181	180
2013			46	103	121	131	134	137	137	139
2014				66	131	154	165	171	173	175
2015					56	104	133	143	147	153
2016						57	133	161	172	178
2017							191	322	402	415
2018								94	258	277
2019									35	86
2020										63
Total										$1,931

Net Liabilities for Loss and Allocated Loss Adjustment Expenses
(in millions of U.S. dollars)	December 31, 2020
Accident years prior to 2011	$10
Accident years 2011 - 2020 from tables above	302
All Accident years	$312

Supplementary Information: (Favorable)/ Adverse Prior Period Development
(in millions of U.S. dollars)	December 31, 2020
Accident years prior to 2011	$—
Accident years 2011 - 2020 from tables above	(2)
All Accident years	$(2)

Supplementary Information: Average Annual Percentage Payout of Net Incurred Claims by Age, as of December 31, 2020 (Unaudited)
Age in Years	1	2	3	4	5	6	7	8	9	10
Percentage	33%	38%	14%	6%	4%	2%	1%	1%	—%	—%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Prior Period Development — Supplementary Information

The following table presents a reconciliation of the loss development triangles above to prior period development:

	Components of PPD
Year Ended December 31, 2020 (in millions of U.S. dollars) (favorable)/unfavorable	2011 - 2019 accident years (implied PPD per loss triangles)	Accident years prior to 2011	Other (1)		PPD on loss reserves	RIPs, Expense adjustments, and earned premiums		Total
North America Commercial P&C Insurance
Long-tail	$(354)	$(247)	$(102)		$(703)	$31		$(672)
Short-tail	(37)	2	5		(30)	—		(30)
	(391)	(245)	(97)	(2)	(733)	31	(3)	(702)
North America Personal P&C Insurance (Short-tail)	85	(1)	(3)		81	(18)		63
Overseas General Insurance
Long-tail	9	(59)	1		(49)	—		(49)
Short-tail	(69)	(8)	(24)		(101)	—		(101)
	(60)	(67)	(23)	(4)	(150)	—		(150)
Global Reinsurance
Long-tail	(12)	(10)	(1)		(23)	(2)		(25)
Short-tail	(2)	—	(1)		(3)	(1)		(4)
	(14)	(10)	(2)		(26)	(3)		(29)
Subtotal	$(380)	$(323)	$(125)		$(828)	$10		$(818)
North America Agricultural Insurance (Short-tail)					$(19)	$9		$(10)
Corporate (Long-tail)					433	—		433
Consolidated PPD					$(414)	$19		$(395)
(1)        Other includes the impact of foreign exchange.
(2)     Includes favorable development of $80 million related to our Alternative Risk Solutions business (U.S. and Bermuda) and an adjustment to exclude $15 million in unfavorable development in the workers' compensation line, associated with an increase in exposure for which additional premiums were collected; the remaining difference relates to a number of other items, none of which are individually material.
(3)     Includes premium returns associated with our Alternative Risk Solutions business, which is excluded from the triangles.
(4)     Includes favorable development of $22 million related to International A&H business; the remaining difference relates to a number of other items, none of which are individually material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Prior Period Development
Prior period development (PPD) arises from changes to loss estimates recognized in the current year that relate to loss events that occurred in previous calendar years and excludes the effect of losses from the development of earned premium from previous accident years. Long-tail lines include lines such as workers' compensation, general liability, and professional liability; while short-tail lines include lines such as most property lines, energy, personal accident, and agriculture. The following table summarizes (favorable) and adverse PPD by segment:

Years Ended December 31 (in millions of U.S. dollars, except for percentages)	Long-tail	Short-tail	Total	% of beginning net unpaid reserves (1)
2020
North America Commercial P&C Insurance	$(672)	$(30)	$(702)	1.4%
North America Personal P&C Insurance	—	63	63	0.1%
North America Agricultural Insurance	—	(10)	(10)	—%
Overseas General Insurance	(49)	(101)	(150)	0.3%
Global Reinsurance	(25)	(4)	(29)	0.1%
Corporate	433	—	433	0.9%
Total	$(313)	$(82)	$(395)	0.8%
2019
North America Commercial P&C Insurance	$(668)	$19	$(649)	1.3%
North America Personal P&C Insurance	—	(95)	(95)	0.2%
North America Agricultural Insurance	—	(80)	(80)	0.2%
Overseas General Insurance	(68)	(24)	(92)	0.2%
Global Reinsurance	(59)	30	(29)	0.1%
Corporate	153	—	153	0.3%
Total	$(642)	$(150)	$(792)	1.6%
2018
North America Commercial P&C Insurance	$(395)	$(215)	$(610)	1.2%
North America Personal P&C Insurance	—	41	41	0.1%
North America Agricultural Insurance	—	(110)	(110)	0.2%
Overseas General Insurance	(67)	(145)	(212)	0.4%
Global Reinsurance	(69)	19	(50)	0.1%
Corporate	45	—	45	0.1%
Total	$(486)	$(410)	$(896)	1.8%
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

North America Commercial P&C Insurance
2020
North America Commercial P&C Insurance experienced net favorable PPD of $702 million, which was the net result of several underlying favorable and adverse movements, and was driven by the following principal changes:
•Net favorable development of $672 million in long-tail business, primarily from:

•Net favorable development of $363 million in workers’ compensation lines. The majority of the favorable development related to accident years 2016 and prior, driven by lower than expected loss emergence and related updates to loss development factors. In addition, we experienced favorable development of $62 million related to our annual assessment of multi-claimant events, including industrial accidents, in the 2019 accident year. Consistent with prior

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

years, we reviewed these potential exposures after the close of the accident year to allow for late reporting or identification of significant losses. This favorable development in accident year 2019 was partially offset by some higher than expected activity from other claims;

•Net favorable development of $231 million in management liability portfolios, favorably impacting accident years 2015 and prior where paid and reported loss activity was lower than expected, partially offset by adverse development in the 2016 through 2019 accident years, mainly due to higher than expected claim severity in our Directors and Officers (D&O) portfolios;

•Net favorable development of $83 million in commercial excess and umbrella portfolios, mainly in accident years 2014 and prior, driven by lower paid and reported loss activity relative to prior expectations as well as an increase in weighting towards experience-based methods, partially offset by adverse development in more recent accident years, due to higher than expected loss activity;

•Net favorable development of $67 million in professional liability (errors & omissions and cyber risk), driven by accident years 2016 and prior, which experienced lower than expected loss emergence;

•Net favorable development of $43 million in voluntary environmental lines, in accident years 2016 and prior, due to lower than expected loss emergence and a related update to loss development factors;

•Net favorable development of $41 million on large multi-line prospective deals in the 2016 and prior accident years, due to lower than expected reported loss activity. These structured deals typically cover large clients for multiple product lines and with varying loss limitations; this development is net of premium returns of $26 million tied to the loss performance of the particular deals;

•Net favorable development of $40 million in foreign casualty businesses, mainly in accident year 2016, due to lower than expected reported loss activity, partially offset by adverse development on a large loss in accident year 2017;

•Net adverse development of $48 million in general liability coverages, driven by higher than expected reported loss activity in accident years 2017 through 2019, partially offset by favorable development in older accident years;

•Net adverse development of $64 million in medical liability businesses, mainly impacting accident years 2016 through 2019, primarily due to higher than expected reported loss emergence and associated changes to loss development factors and loss expectations; and

•Net adverse development of $77 million in commercial automobile liability, mainly in high deductible and excess portfolios, driven by adverse paid and reported loss emergence and related updates to loss development factors, mainly in accident years 2015 through 2019.

•Net favorable development of $30 million in short-tail business primarily from:

•Net favorable development of $37 million, in accident & health, mainly in accident years 2018 and 2019, driven by lower than expected paid loss emergence;

•Net favorable development of $31 million in surety businesses, driven by accident year 2018, where loss emergence was lower than expected; and

•Net adverse development of $21 million in our marine portfolios, mainly impacting the 2019 accident year, driven by higher than expected non-catastrophe loss development.

2019
North America Commercial P&C Insurance experienced net favorable PPD of $649 million, which was the net result of several underlying favorable and adverse movements, and was driven by the following principal changes:
•Net favorable development of $668 million in long-tail business, primarily from:

•Net favorable development of $303 million in workers’ compensation lines. This included favorable development of $61 million related to our annual assessment of multi-claimant events including industrial accidents, in the 2018 accident year. Consistent with prior years, we reviewed these potential exposures after the close of the accident year to allow for late reporting or identification of significant losses. This development in accident year 2018 was partially

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

offset by some higher than expected activity from other claims and from involuntary pools. The remaining overall favorable development was mainly in accident years 2015 and prior, generally driven by lower than expected loss experience and related updates to loss development factors;

•Net favorable development of $217 million in management liability portfolios, favorably impacting accident years 2015 and prior where paid and reported loss activity was lower than expected, partially offset by adverse development in the 2016 through 2018 accident years, mostly as a result of higher severity claim costs compared to prior expectations in certain lines or coverages, particularly in our Directors and Officers (D&O) portfolios;

•Net favorable development of $60 million in professional liability (errors & omissions and cyber), mainly in the 2015 and prior accident years where case activity was less than expected, partially offset by adverse development in the 2016 accident year, which was driven by several large adverse claim developments;

•Net favorable development of $41 million in commercial excess and umbrella portfolios, mainly in accident years 2013 and prior driven by lower paid and reported loss activity relative to prior expectations as well as an increase in weighting towards experience-based methods, partly offset by modestly adverse development in more recent accident years, mainly in 2017 and 2018, due to higher than expected large loss activity;

•Net favorable development of $39 million in foreign casualty business, impacting accident years 2015 and prior, driven by reported loss activity that was generally lower than expected;

•Net favorable development of $36 million on large multi-line prospective deals in the 2015 and prior accident years, due to lower than expected reported loss activity. These structured deals typically cover large clients for multiple product lines and with varying loss limitations; this development is net of premium returns of $34 million tied to the loss performance of the particular deals;

•Net favorable development of $24 million in medical and life sciences businesses, mainly impacting accident years 2015 and prior, primarily due to favorable reported experience and an increase in weighting towards experience-based methods;

•Favorable development of $23 million in political risk and trade credit portfolios, mainly impacting the 2015 accident year, primarily due to favorable reported experience and an increase in weighting towards experience-based methods;

•Net adverse development of $26 million mainly in products and general liability portfolios, including adverse movements within construction, partly offset by commercial-multi peril (CMP) liability, with older accident years generally experiencing favorable run-off, while more recent accident years developing adversely; and

•Net adverse development of $38 million in automobile liability, driven by adverse paid and reported loss experience mainly in accident years 2014 through 2018.

•Net adverse development of $19 million in short-tail business, primarily from:

•Net adverse development, excluding catastrophes, of $108 million in property and marine portfolios with adverse development of $152 million across our retail, wholesale, and program distribution channels in accident year 2018, primarily due to a higher than expected severity of non-catastrophe claims, partly offset by favorable development of $44 million in 2017 and prior accident years on non-catastrophe claims;

•Net favorable catastrophe development in property and marine portfolios of $36 million. There was $41 million of favorable development on the 2017 and 2018 natural catastrophes, mostly in 2017, partly offset by some adverse development on older catastrophe events; and

•Favorable development of $49 million in surety businesses, mainly in accident year 2017, driven by lower than expected reported loss activity.

2018
North America Commercial P&C Insurance experienced net favorable PPD of $610 million, representing 1.2 percent of the beginning consolidated net unpaid losses and loss expense reserves.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

North America Personal P&C Insurance
2020
North America Personal P&C Insurance incurred net adverse PPD of $63 million, which was the net result of several underlying favorable and adverse movements, and was driven by the following principal changes:

•Net adverse development of $84 million in the homeowners product line, including valuables, mainly in accident years 2017 through 2019 due to higher than expected non-catastrophe loss emergence and adverse development arising from natural catastrophes in accident years 2017 and 2018; and

•Net favorable development of $22 million in the personal excess line, driven by favorable development mainly in the 2017 accident year, partially offset by adverse development in accident year 2019.

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

2018
North America Personal P&C Insurance incurred net adverse PPD of $41 million, representing 0.1 percent of the beginning consolidated net unpaid losses and loss expense reserves.

North America Agricultural Insurance
North America Agricultural Insurance experienced net favorable PPD of $10 million, $80 million, and $110 million in 2020, 2019, and 2018, respectively. Actual claim development mainly relates to our Multiple Peril Crop Insurance business and was favorable due to better than expected crop yield results in certain states at the prior year-end period (i.e., 2020 results based on crop yield results at year-end 2019).

Overseas General Insurance
2020
Overseas General Insurance experienced net favorable PPD of $150 million which was the net result of several underlying favorable and adverse movements, and was driven by the following principal changes:

•Net favorable development of $49 million in long-tail business, primarily from:

•Net favorable development of $94 million in casualty lines, including favorable development of $143 million in accident years 2016 and prior, due to lower than expected loss emergence across primary and excess lines in Continental Europe, U.K., and Asia Pacific, partially offset by adverse development of $49 million in accident years 2017 through 2019, primarily due to adverse large loss experience in U.K. and Asia Pacific;

•Net favorable development of $22 million in political risk, driven by lower than expected loss emergence in accident years 2018 and 2019; and

•Net adverse development of $80 million in financial lines, with favorable development of $61 million in accident years 2015 and prior, primarily from favorable case-specific settlements within Continental Europe and Asia Pacific financial institutions, which was more than offset by adverse development of $141 million in accident years 2016 through 2019, primarily due to adverse large loss experience in D&O portfolios in the U.K. and Asia Pacific.

•Net favorable development of $101 million in short-tail business, primarily from:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

•Net favorable development of $69 million in marine, driven by favorable loss emergence and claim-specific loss settlements across all regions in accident years 2012 through 2019; and

•Net favorable development of $21 million in A&H, driven by favorable development across Continental Europe, U.K. and Latin America primarily in accident years 2018 and 2019.

2019
Overseas General Insurance experienced net favorable PPD of $92 million, which was the net result of several underlying favorable and adverse movements, and was driven by the following principal changes:

•Net favorable development of $68 million in long-tail business, primarily from:

•Net favorable development of $101 million in casualty lines, including favorable development of $123 million in accident years 2015 and prior, due to lower than expected loss emergence mainly across primary lines in Continental Europe, U.K., and Asia Pacific, partially offset by adverse development of $22 million in accident years 2016 through 2018, primarily due to adverse attritional and large loss experience in Continental Europe; and

•Net adverse development of $52 million in financial lines, including adverse development of $127 million in accident years 2016 through 2018, primarily due to adverse large loss experience in D&O in the U.K. and Asia Pacific, offset by favorable development of $75 million in accident years 2015 and prior, due to lower than expected loss emergence across most regions in D&O and Professional Indemnity.

•Net favorable of $24 million in short-tail business, primarily from:

•Net favorable development of $45 million in A&H, driven by favorable development across Continental Europe, Latin America and Asia Pacific primarily in accident years 2017 and 2018;

•Net favorable development of $36 million in marine, driven by favorable loss emergence and claim-specific loss settlements across most regions and several accident years, including favorable liability emergence and litigation settlements in accident years 2016 and prior;

•Net adverse development of $23 million in construction, driven by adverse large loss experience in accident year 2018 for U.K. and Asia Pacific; and

•Net adverse development of $27 million in Surety, driven by adverse large loss experience across Continental Europe and Latin America in accident years 2017 and 2018.

2018
Overseas General Insurance experienced net favorable PPD of $212 million, representing 0.4 percent of the beginning consolidated net unpaid losses and loss expense reserves.

Global Reinsurance
2020
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

2019
Global Reinsurance experienced net favorable PPD of $29 million, which was the net result of several underlying favorable and adverse movements, and was driven by the following principal changes:

•Net favorable development of $59 million in long-tail business, primarily in our auto, casualty, professional liability, medical malpractice, and workers’ compensation lines primarily from treaty years 2013 and prior principally due to lower than expected loss emergence; and

•Net adverse development of $30 million in short-tail business, which included $44 million of adverse development on 2017 and 2018 natural catastrophe events.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

2018
Global Reinsurance experienced net favorable PPD of $50 million, representing 0.1 percent of the beginning consolidated net unpaid losses and loss expense reserves.

Corporate
2020
Corporate incurred adverse development of $433 million in long-tail lines, driven by the following principal changes:

•Adverse development of $254 million for U.S. child molestation claims, predominantly reviver statute-related;

•Adverse development of $106 million associated with asbestos and environmental liabilities, generally attributable to certain case specific incurred activity and higher than expected indemnity, expenses and defense costs on a limited number of accounts;

•Adverse development of $38 million on unallocated loss adjustment expenses due to run-off operating expenses paid and incurred in 2020 and $27 million from an increase in the provision for uncollectible reinsurance.
2019
Corporate incurred adverse development of $153 million in long-tail lines, driven by the following principal changes:

•Adverse development of $116 million driven principally by adverse development in asbestos and environmental liabilities due to the emergence of a limited number of excess accounts and somewhat greater than expected defense and indemnity costs (generally impacting larger modeled accounts); and

•Adverse development of $37 million on unallocated loss adjustment expenses due to run-off operating expenses paid and incurred in 2019.

2018
Corporate incurred adverse PPD of $45 million, representing 0.1 percent of the beginning consolidated net unpaid losses and loss expense reserves.

Asbestos and environmental (A&E)
Chubb's exposure to A&E claims principally arises out of liabilities acquired when it purchased Westchester Specialty in 1998, CIGNA's P&C business in 1999, and Chubb Corp in 2016. The following table presents a roll-forward of consolidated A&E loss reserves including allocated loss expense reserves for A&E exposures, and the valuation allowance for uncollectible paid and unpaid reinsurance recoverables:

	Asbestos		Environmental		Total
(in millions of U.S. dollars)	Gross	Net	Gross	Net	Gross	Net
Balance at December 31, 2017	$1,621	$1,051	$607	$476	$2,228	$1,527
Incurred activity	136	75	101	(97)	237	(22)	(1)
Paid activity	(265)	(162)	(83)	104	(348)	(58)
Balance at December 31, 2018	1,492	964	625	483	2,117	1,447
Incurred activity	129	70	46	28	175	98	(1)
Paid activity	(162)	(118)	(142)	(101)	(304)	(219)
Balance at December 31, 2019	1,459	916	529	410	1,988	1,326
Incurred activity	150	90	79	41	229	131	(1)
Paid activity	(258)	(133)	(91)	(72)	(349)	(205)
Balance at December 31, 2020	$1,351	$873	$517	$379	$1,868	$1,252
(1)     Excludes unallocated loss expenses and the net activity reflects third-party reinsurance other than the aggregate excess of loss reinsurance provided by National Indemnity Company (NICO) to Westchester Specialty (see Westchester Specialty section below).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The A&E net loss reserves including allocated loss expense reserves and valuation allowance for uncollectible reinsurance at December 31, 2020 and 2019 shown in the table above is comprised of:

	December 31
(in millions of U.S. dollars)	2020	2019
Brandywine operations	$736	$754
Westchester Specialty	103	117
Chubb Corp	333	381
Other, mainly Overseas General Insurance	80	74
Total	$1,252	$1,326

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

Dividend Retention Fund
INA Financial Corporation established and funded a dividend retention fund (the Dividend Retention Fund) consisting of $50 million plus investment earnings. The full balance of the Dividend Retention Fund was contributed to Century as of December 31, 2002. Under the Restructuring Order, while any obligation to maintain the Dividend Retention Fund is in effect, to the extent dividends are paid by INA Holdings Corporation to its parent, INA Financial Corporation, and to the extent INA Financial Corporation then pays such dividends to INA Corporation, a portion of those dividends must be withheld to replenish the principal of the Dividend Retention Fund to $50 million. During 2020, 2019, 2018, 2011 and 2010, $250 million, $90 million, $50 million, $35 million and $15 million, respectively, were withheld from such dividends and deposited into the Dividend Retention Fund as a result of dividends paid up to the INA Corporation. Pursuant to a 2011 amendment to the Restructuring Order, capital contributions from the Dividend Retention Fund to Century are not required until the XOL Agreement has less than $200 million of capacity remaining on an incurred basis for statutory reporting purposes. The amount of the required capital contribution shall be the lesser of the amount necessary to restore the XOL Agreement remaining capacity to $200 million or the Dividend Retention Fund balance. In 2020 and 2019, capital contributions of $302 million and $64 million were made, respectively, from the Dividend Retention Fund to Century. The Dividend Retention Fund may not be terminated without prior written approval from the Pennsylvania Insurance Commissioner.

Effective December 31, 2004, Chubb INA contributed $100 million to Century in exchange for a surplus note. After giving effect to the contribution and issuance of the surplus note, the statutory surplus of Century at December 31, 2020 was $25 million and $573 million in statutory-basis losses have been ceded to the XOL Agreement on an inception-to-date basis. Century reports the amount ceded under the XOL Agreement in accordance with statutory accounting principles, which differ from GAAP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

by, among other things, allowing Century to discount its liabilities, including certain asbestos related and environmental pollution liabilities and Century's reinsurance payable to active companies. For GAAP reporting purposes, intercompany reinsurance recoverables related to the XOL are eliminated upon consolidation.

While Chubb believes it has no legal obligation to fund Century losses above the XOL limit of coverage, Chubb's consolidated results would nevertheless continue to include any losses above the limit of coverage for so long as the Brandywine companies remain consolidated subsidiaries of Chubb.

Certain active Chubb companies are primarily liable for asbestos, environmental, and other exposures that they have reinsured to Century. Accordingly, if Century were to become insolvent and placed into rehabilitation or liquidation, some or all of the recoverables due to these active Chubb companies from Century could become uncollectible. At December 31, 2020 and 2019, the aggregate reinsurance recoverables owed by Century to certain active Chubb companies were approximately $1.6 billion and $1.5 billion, respectively, on an undiscounted basis. Chubb believes the active company intercompany reinsurance recoverables, which relate to direct liabilities payable over many years, are not impaired. At December 31, 2020 and 2019, Century's carried gross reserves (including reserves assumed from the active Chubb companies) were $2.1 billion and $1.8 billion, respectively. Should Century's loss reserves experience adverse development in the future and should Century be placed into rehabilitation or liquidation, the reinsurance recoverables due from Century to certain active Chubb companies would be payable only after the payment in full of certain expenses and liabilities, including administrative expenses and direct policy liabilities. Thus, the intercompany reinsurance recoverables would be at risk to the extent of the shortage of assets remaining to pay these recoverables.

Westchester Specialty – impact of NICO contracts on Chubb’s run-off entities

As part of the Westchester Specialty acquisition in 1998, NICO provided a 75 percent pro-rata share of $1.0 billion of reinsurance protection on losses and loss adjustment expenses incurred on or before December 31, 1996, in excess of a retention of $721 million. At December 31, 2020, the remaining unused incurred limit under the Westchester NICO agreement was $372 million.

8. Taxation

Under Swiss law through December 31, 2020, a resident company is subject to income tax at the federal, cantonal, and communal levels that is levied on net worldwide income. Income attributable to permanent establishments or real estate located abroad is excluded from the Swiss tax base. Furthermore, participation relief (i.e., tax relief) is granted to Chubb Limited at the federal, cantonal, and communal level for qualifying dividend income and capital gains related to the sale of qualifying participations (i.e., subsidiaries). Chubb Limited is subject to an annual cantonal and communal capital tax on the taxable equity of Chubb Limited in Switzerland.

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

Income from Chubb's operations at Lloyd's is subject to United Kingdom (U.K.) corporation income taxes. Lloyd's is required to pay U.S. income tax on U.S. connected income written by Lloyd's syndicates. Lloyd's has a closing agreement with the Internal Revenue Service (IRS) whereby the amount of tax due on this business is calculated by Lloyd's and remitted directly to the IRS. These amounts are then charged to the accounts of Chubb's Corporate Members in proportion to their participation in the relevant syndicates. Chubb's Corporate Members are subject to this arrangement but, as U.K. domiciled companies, will receive U.K. corporation tax credits for any U.S. income tax incurred up to the value of the equivalent U.K. corporation income tax charge on this income.

Chubb Group Holdings and its respective subsidiaries are subject to income taxes imposed by U.S. authorities and file a consolidated U.S. Federal income tax return. Should Chubb Group Holdings pay a dividend to Chubb Limited, withholding taxes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

would apply. Currently, however, no withholding taxes are accrued with respect to such un-remitted earnings as management has no intention of remitting these earnings. Similarly, no taxes have been provided on the un-remitted earnings of certain foreign subsidiaries (Hong Kong and Korea life insurance companies) as management has no intention of remitting these earnings. The cumulative amount that would be subject to withholding tax, if distributed, as well as the determination of the associated tax liability are not practicable to compute; however, such amount would be material.

Certain international operations of Chubb are also subject to income taxes imposed by the jurisdictions in which they operate.

Chubb's domestic operations are in Switzerland, the jurisdiction where we are legally organized, incorporated, and registered. As a result of Swiss tax reform legislation effective in 2020, the Swiss tax rate increased from 7.83 percent in years 2018 and 2019 to 21.2 percent in 2020.

The following table presents pre-tax income and the related provision for income taxes:

	Year Ended December 31
(in millions of U.S. dollars)	2020	2019	2018
Pre-tax income:
Switzerland	$350	$440	$950
Outside Switzerland	3,812	4,809	3,707
Total pre-tax income	$4,162	$5,249	$4,657
Provision for income taxes
Current tax expense:
Switzerland	$52	$29	$89
Outside Switzerland	876	879	563
Total current tax expense	928	908	652
Deferred tax expense (benefit):
Switzerland	2	11	3
Outside Switzerland	(301)	(124)	40
Total deferred tax expense (benefit)	(299)	(113)	43
Provision for income taxes	$629	$795	$695

The most significant jurisdictions contributing to the overall taxation of Chubb are calculated using the following rates in 2020: Switzerland 21.2 percent, U.S. 21.0 percent, U.K. 19.0 percent, and Bermuda 0.0 percent.

The following table presents a reconciliation of the difference between the provision for income taxes and the expected tax provision at the Swiss statutory income tax rate:

	Year Ended December 31
(in millions of U.S. dollars)	2020	2019	2018
Expected tax provision at Swiss statutory tax rate	$880	$411	$365
Permanent differences:
Taxes on earnings subject to rate other than Swiss statutory rate	(337)	376	372
Tax-exempt interest and dividends received deduction, net of proration	(41)	(49)	(75)
Net withholding taxes	67	40	33
Share-based compensation	(10)	(12)	(19)
Impact of 2017 Tax Act	—	—	(25)
Other	70	29	44
Provision for income taxes	$629	$795	$695

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following table presents the components of net deferred tax assets and liabilities:

	December 31	December 31
(in millions of U.S. dollars)	2020	2019
Deferred tax assets:
Loss reserve discount	$884	$826
Unearned premiums reserve	496	519
Foreign tax credits	222	247
Provision for uncollectible balances	46	37
Loss carry-forwards	123	143
Debt related amounts	69	74
Compensation related amounts	281	261
Cumulative translation adjustments	120	33
Investments	75	—
Lease liability	121	140
Total deferred tax assets	2,437	2,280
Deferred tax liabilities:
Deferred policy acquisition costs	522	588
Other intangible assets, including VOBA	1,425	1,468
Un-remitted foreign earnings	77	73
Investments	—	40
Unrealized appreciation on investments	957	470
Depreciation	123	157
Lease right-of-use asset	111	129
Other, net	31	45
Total deferred tax liabilities	3,246	2,970
Valuation allowance	83	114
Net deferred tax liabilities	$(892)	$(804)

The valuation allowance of $83 million and $114 million at December 31, 2020 and 2019, respectively, reflects management's assessment, based on available information, that it is more likely than not that a portion of the deferred tax assets will not be realized due to the inability of certain non-U.S. subsidiaries to generate sufficient taxable income. Adjustments to the valuation allowance are made when there is a change in management's assessment of the amount of deferred tax assets that are realizable.

At December 31, 2020, Chubb has net operating loss carry-forwards of $407 million which, if unused, will expire starting in 2021, and a foreign tax credit carry-forward in the amount of $222 million which, if unused, will expire starting in 2026.

The following table presents a reconciliation of the beginning and ending amount of gross unrecognized tax benefits:

	December 31	December 31
(in millions of U.S. dollars)	2020	2019
Balance, beginning of year	$47	$14
Additions based on tax positions related to the current year	5	12
Additions based on tax positions related to prior years	24	23
Reductions for the lapse of the applicable statutes of limitations	—	(2)
Balance, end of year	$76	$47

At December 31, 2020 and 2019, the gross unrecognized tax benefits of $76 million and $47 million, respectively, can be reduced by $31 million and $19 million, respectively, associated with foreign tax credits. The net amounts of $45 million and $28 million at December 31, 2020 and 2019, respectively, if recognized, would favorably affect the effective tax rate. We

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

made a settlement of a liability in January 2021 for $23 million, including interest. It is reasonably possible that over the next twelve months, that the amount of unrecognized tax benefits may change further resulting from the re-evaluation of unrecognized tax benefits arising from examinations by taxing authorities and the lapses of statutes of limitations.

Chubb recognizes accruals for interest and penalties, if any, related to unrecognized tax benefits in income tax expense in the Consolidated statements of operations. Tax-related interest expense and penalties reported in the Consolidated statements of operations were $8 million at December 31, 2020, $5 million at December 31, 2019, and were immaterial for 2018. Liabilities for tax-related interest and penalties in our Consolidated balance sheets were $16 million and $8 million at December 31, 2020 and 2019, respectively.

In March 2017, the IRS commenced its field examination of Chubb Group Holdings’ U.S. Federal income tax returns for 2014 and 2015. The Chubb Group Holdings examination for 2014 and 2015 tax years is still ongoing with no material adjustments proposed to date. In July 2020, the IRS commenced its field examination of Chubb Group Holdings' U.S. Federal income tax returns for 2016, 2017 and 2018. As a multinational company, we also have examinations under way in several foreign jurisdictions. With few exceptions, Chubb is no longer subject to income tax examinations for years prior to 2010.

The following table summarizes tax years open for examination by major income tax jurisdiction:

At December 31, 2020
Australia	2014	-	2020
Canada	2012	-	2020
France	2018	-	2020
Germany	2015	-	2020
Italy	2010	-	2020
Mexico	2014	-	2020
Spain	2012	-	2020
Switzerland	2016	-	2020
United Kingdom	2015	-	2020
United States	2014	-	2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

9. Debt

	December 31	December 31
(in millions of U.S. dollars)	2020	2019	Early Redemption Option
Repurchase agreements (weighted average interest rate of 0.3% in 2020 and 2.2% in 2019)	$1,405	$1,416	None
Short-term debt
Chubb INA:
$1,300 million 2.3% due November 2020	$—	$1,298	Make-whole premium plus 15 bps
Other short-term debt 2.75% due September 2020	—	1	None
Total short-term debt	$—	$1,299
Long-term debt
Chubb INA:
$1,000 million 2.875% senior notes due November 2022	$998	$997	Make-whole premium plus 20 bps
$475 million 2.7% senior notes due March 2023	474	473	Make-whole premium plus 10 bps
$700 million 3.35% senior notes due May 2024	698	697	Make-whole premium plus 15 bps
€700 million 0.3% senior notes due December 2024	841	776	Make-whole premium plus 15 bps
$800 million 3.15% senior notes due March 2025	797	796	Make-whole premium plus 15 bps
$1,500 million 3.35% senior notes due May 2026	1,493	1,492	Make-whole premium plus 20 bps
€575 million 0.875% senior notes due June 2027	691	635	Make-whole premium plus 20 bps
€900 million 1.55% senior notes due March 2028	1,079	993	Make-whole premium plus 15 bps
$100 million 8.875% debentures due August 2029	100	100	None
€700 million 0.875% senior notes due December 2029	840	775	Make-whole premium plus 20 bps
$1,000 million 1.375% senior notes due September 2030	991	—	Make-whole premium plus 15 bps
€575 million 1.4% senior notes due June 2031	687	633	Make-whole premium plus 25 bps
$200 million 6.8% debentures due November 2031	242	246	Make-whole premium plus 25 bps
$300 million 6.7% senior notes due May 2036	298	297	Make-whole premium plus 20 bps
$800 million 6.0% senior notes due May 2037	945	953	Make-whole premium plus 20 bps
€900 million 2.5% senior notes due March 2038	1,077	992	Make-whole premium plus 25 bps
$600 million 6.5% senior notes due May 2038	743	751	Make-whole premium plus 30 bps
$475 million 4.15% senior notes due March 2043	470	470	Make-whole premium plus 15 bps
$1,500 million 4.35% senior notes due November 2045	1,484	1,483	Make-whole premium plus 25 bps
Total long-term debt	$14,948	$13,559
Trust preferred securities
Chubb INA capital securities due April 2030	$308	$308	Redemption prices(1)
(1)Redemption prices are equal to accrued and unpaid interest to the redemption date plus the greater of (i) 100 percent of the principal amount thereof, or (ii) sum of present value of scheduled payments of principal and interest on the capital securities from the redemption date to April 1, 2030.

a) Repurchase agreements
Chubb has executed repurchase agreements with certain counterparties under which Chubb agreed to sell securities and repurchase them at a future date for a predetermined price.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

b) Short-term debt
Short-term debt comprises the current maturities of our long-term debt instruments described below. These short-term debt instruments were reclassified from long-term debt and are reflected in the table above. Chubb INA Holdings Inc.'s (Chubb INA) $1,300 million of 2.3 percent senior notes due November 2020 was paid upon maturity.

c) Long-term debt
The $100 million of 8.875 percent debentures due August 2029 do not have an early redemption option. The remaining Chubb INA senior notes and debentures, including the $1,000 million of 1.375 percent senior notes issued September 2020, and capital securities are redeemable at any time at Chubb INA's option subject to the provisions described in the table above. A "make-whole" premium is the present value of the remaining principal and interest discounted at the applicable U.S. Treasury rate. These debt securities are also redeemable at par plus accrued and unpaid interest in the event of certain changes in tax law.

The senior notes and debentures do not have the benefit of any sinking fund and are guaranteed on a senior basis by Chubb Limited and they rank equally with all of Chubb's other senior obligations. They also contain customary limitations on lien provisions as well as customary events of default provisions which, if breached, could result in the accelerated maturity of such senior debt.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Under reinsurance programs covering GLBs, Chubb assumes the risk of GLBs, principally GMIB, associated with variable annuity contracts. The GMIB risk is triggered if, at the time the contract holder elects to convert the accumulated account value to a periodic payment stream (annuitize), the accumulated account value is not sufficient to provide a guaranteed minimum level of monthly income. The GLB reinsurance product meets the definition of a derivative instrument and is classified within AP. Chubb also generally maintains positions in exchange-traded equity futures contracts on equity market indices to limit equity exposure in the GMDB and GLB book of business. All derivative instruments are carried at fair value with changes in fair value recorded in Net realized gains (losses) in the Consolidated statements of operations. None of the derivative instruments are designated as hedges for accounting purposes. The following table presents the balance sheet locations, fair values of derivative instruments in an asset or (liability) position, and notional values/payment provisions of our derivative instruments:

		December 31, 2020			December 31, 2019
	Consolidated Balance Sheet Location	Fair Value		Notional Value/ Payment Provision	Fair Value		Notional Value/ Payment Provision
		Derivative Asset	Derivative (Liability)		Derivative Asset	Derivative (Liability)
(in millions of U.S. dollars)
Investment and embedded derivative instruments:
Foreign currency forward contracts	OA / (AP)	$22	$(49)	$2,807	$11	$(78)	$2,579
Options/Futures contracts on notes, bonds, and equities	OA / (AP)	13	(3)	1,749	13	(15)	1,615
Convertible securities (1)	FM AFS / ES	9	—	11	4	—	5
		$44	$(52)	$4,567	$28	$(93)	$4,199
Other derivative instruments:
Futures contracts on equities (2)	OA / (AP)	$—	$(17)	$709	$—	$(13)	$613
Other	OA / (AP)	—	—	16	2	—	63
		$—	$(17)	$725	$2	$(13)	$676
GLB (3)	(AP)	$—	$(1,089)	$1,658	$—	$(897)	$1,510
(1)Includes fair value of embedded derivatives.
(2)Related to GMDB and GLB book of business.
(3)Note that the payment provision related to GLB is the net amount at risk. The concept of a notional value does not apply to the GLB reinsurance contracts.

At December 31, 2020 and 2019, net derivative liabilities of $30 million and $75 million, respectively, included in the table above were subject to a master netting agreement. The remaining derivatives included in the table above were not subject to a master netting agreement.

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

Exchange-traded equity futures contracts are used to limit exposure to a severe equity market decline, which would cause an increase in expected claims and therefore, an increase in future policy benefit reserves for GMDB and an increase in the fair value liability for GLB reinsurance business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

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

(v) GLB
Under the GLB program, as the assuming entity, Chubb is obligated to provide coverage until the expiration or maturity of the underlying deferred annuity contracts or the expiry of the reinsurance treaty. The GLB is accounted for as a derivative and is recorded at fair value. Fair value represents management’s estimate of an exit price and thus, includes a risk margin. We may recognize a realized loss for other changes in fair value due to adverse changes in the capital markets (e.g., declining interest rates and/or declining U.S. and/or international equity markets) and changes in actual or estimated future policyholder behavior (e.g., increased annuitization or decreased lapse rates) although we expect the business to be profitable.

To mitigate adverse changes in the capital markets, we maintain positions in exchange-traded equity futures contracts, as noted under section "(ii) Futures" above. These futures increase in fair value when the S&P 500 index decreases (and decrease in fair

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

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

	Remaining contractual maturity
	December 31, 2020	December 31, 2019
(in millions of U.S. dollars)	Overnight and Continuous
Collateral held under securities lending agreements:
Cash	$551	$346
U.S. Treasury / Agency	148	6
Non-U.S.	1,032	595
Corporate and asset-backed securities	30	5
Mortgage-backed securities	4	18
Equity securities	79	24
	$1,844	$994
Gross amount of recognized liability for securities lending payable	$1,844	$994
At December 31, 2020 and 2019, our repurchase agreement obligations of $1,405 million and $1,416 million, respectively, were fully collateralized. In contrast to securities lending programs, the use of cash received is not restricted for the repurchase obligations. The fair value of the underlying securities sold remains in Fixed maturities available for sale, and the repurchase agreement obligation is recorded in Repurchase agreements in the Consolidated balance sheets.
The following table presents the carrying value of collateral pledged under repurchase agreements by investment category and remaining contractual maturity of the underlying agreements:

	Remaining contractual maturity
	December 31, 2020				December 31, 2019
	30-90 Days	Greater than 90 Days		Up to 30 Days	30-90 Days	Greater than 90 Days	Total
(in millions of U.S. dollars)			Total
Collateral pledged under repurchase agreements:
Cash	$—	$4	$4	$2	$—	$—	$2
U.S. Treasury / Agency	—	106	106	107	—	—	107
Mortgage-backed securities	481	871	1,352	399	476	480	1,355
	$481	$981	$1,462	$508	$476	$480	$1,464
Gross amount of recognized liabilities for repurchase agreements			$1,405				$1,416
Difference (1)			$57				$48
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

increased regulatory and capital constraints. Should this condition occur, Chubb may seek alternative borrowing sources or reduce borrowings. Additionally, increased margins and collateral requirements due to market conditions would increase our restricted assets as we are required to provide additional collateral to support the transaction.

The following table presents net realized gains (losses) related to derivative instrument activity in the Consolidated statements of operations:

	Year Ended December 31
(in millions of U.S. dollars)	2020	2019	2018
Investment and embedded derivative instruments:
Foreign currency forward contracts	$65	$(79)	$3
Interest rate swaps	—	(270)	(115)
All other futures contracts, options, and equities	16	(88)	39
Convertible securities (1)	—	2	(2)
Total investment and embedded derivative instruments	$81	$(435)	$(75)
GLB and other derivative instruments:
GLB	$(202)	$(4)	$(248)
Futures contracts on equities (2)	(108)	(138)	(4)
Other	1	(8)	(3)
Total GLB and other derivative instruments	$(309)	$(150)	$(255)
	$(228)	$(585)	$(330)
(1)Includes embedded derivatives.
(2)Related to GMDB and GLB book of business.

d) Concentrations of credit risk
Our investment portfolio is managed following prudent standards of diversification. Specific provisions limit the allowable holdings of a single issue and issuer. We believe that there are no significant concentrations of credit risk associated with our investments. Our three largest corporate exposures by issuer at December 31, 2020, were Wells Fargo & Co., Bank of America Corp, and JP Morgan Chase & Co. Our largest exposure by industry at December 31, 2020 was financial services.

We market our insurance and reinsurance worldwide primarily through insurance and reinsurance brokers. We assume a degree of credit risk associated with brokers with whom we transact business. For the years ended December 31, 2020, 2019 and 2018, approximately 12 percent, 12 percent, and 10 percent, respectively, of our gross premiums written was generated from or placed by Marsh & McLennan Companies, Inc. This entity is a large, well-established company, and there are no indications that it is financially troubled at December 31, 2020. No other broker or one insured accounted for more than 10 percent of our gross premiums written for these years.

e) Fixed maturities
At December 31, 2020, we have commitments to purchase fixed income securities of $605 million over the next several years.

f) Other investments
At December 31, 2020, included in Other investments in the Consolidated balance sheet are investments in limited partnerships and partially-owned investment companies with a carrying value of $6.5 billion. In connection with these investments, we have commitments that may require funding of up to $3.2 billion over the next several years. At December 31, 2019, these investments had a carrying value of $4.7 billion with a commitment that may require funding of up to $3.3 billion.

g) Letters of credit
We have access to capital markets and to credit facilities with letter of credit capacity of $4.0 billion with a sub-limit of $1.9 billion for revolving credit. Our existing credit facilities have remaining terms expiring through October 2022. At December 31, 2020, our LOC usage was $1.7 billion.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

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

i) Lease commitments
At December 31, 2020 and 2019, the right-of-use asset was $473 million and $551 million, respectively, recorded within Other assets on the Consolidated balance sheets, and the lease liability was $517 million and $603 million, respectively, which was recorded within Accounts payable, accrued expenses, and other liabilities on the Consolidated balance sheets. These leases consist principally of real estate operating leases that are amortized on a straight-line basis over the term of the lease, which expire at various dates. As of December 31, 2020, the weighted average remaining lease term and weighted average discount rate for the operating leases was 4.9 years and 2.6 percent, respectively. Rent expense was $152 million, $171 million, and $169 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Future minimum lease payments under the operating leases are expected to be as follows:

For the years ending December 31
(in millions of U.S. dollars)
Undiscounted cash flows:
2021	$150
2022	123
2023	96
2024	68
2025	38
Thereafter	75
Total undiscounted lease payments	$550
Less: Present value adjustment	33
Net lease liabilities reported as of December 31, 2020	$517

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

At our May 2020 annual general meeting, our shareholders approved an annual dividend for the following year of up to $3.12 per share, expected to be paid in four quarterly installments of $0.78 per share after the annual general meeting by way of distribution from capital contribution reserves, transferred to free reserves for payment. The Board will determine the record and payment dates at which the annual dividend may be paid until the date of the 2021 annual general meeting, and is authorized to abstain from distributing a dividend at its discretion. The first three quarterly installments each of $0.78 per share, have been distributed by the Board as expected.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Dividend distributions
Under Swiss corporate law, dividends must be stated in Swiss francs though dividend payments are made by Chubb in U.S. dollars. We issue dividends without subjecting them to withholding tax by way of distributions from capital contribution reserves and payment out of free reserves.

The following table presents dividend distributions per Common Share in Swiss francs (CHF) and U.S. dollars (USD):

	Year Ended December 31
		2020		2019		2018
	CHF	USD	CHF	USD	CHF	USD
Total dividend distributions per common share	2.89	$3.09	2.94	$2.98	2.84	$2.90

b) Shares issued, outstanding, authorized, and conditional

	Year Ended December 31
	2020	2019	2018
Common Shares authorized and issued, beginning of year	479,783,864	479,783,864	479,783,864
Cancellation of treasury shares	(2,178,600)	—	—
Common Shares authorized and issued, end of year	477,605,264	479,783,864	479,783,864
Common Shares in treasury, beginning of year (at cost)	(27,812,297)	(20,580,486)	(15,950,685)
Net shares issued under employee share-based compensation plans	2,345,208	3,210,427	3,089,234
Shares repurchased	(3,584,150)	(10,442,238)	(7,719,035)
Cancellation of treasury shares	2,178,600	—	—
Common Shares in treasury, end of year (at cost)	(26,872,639)	(27,812,297)	(20,580,486)
Common Shares outstanding, end of year	450,732,625	451,971,567	459,203,378

Increases in Common Shares in treasury are due to open market repurchases of Common Shares and the surrender of Common Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock and the forfeiture of unvested restricted stock. Decreases in Common Shares in treasury are principally due to grants of restricted stock, exercises of stock options, purchases under the Employee Stock Purchase Plan (ESPP), and share cancellations. At our May 2020 annual general meeting, our shareholders approved the cancellation of 2,178,600 shares purchased under our share repurchase program during the period beginning September 23, 2019 and ending December 31, 2019. The capital reduction by cancellation of shares was subject to publication requirements and a two-month waiting period in accordance with Swiss law and became effective August 3, 2020.

Authorized share capital for general purposes under Swiss law
In accordance with Swiss law, the Board has shareholder-approved authority as set forth in the Articles of Association to increase Chubb's share capital from time to time until May 20, 2022, by the issuance for general purposes of up to 200,000,000 fully paid up Common Shares, with a par value equal to the par value of Chubb's Common Shares as set forth in the Articles of Association at the time of any such issuance. Any such increases would be subject to Swiss rules and procedure.

Conditional share capital for bonds and similar debt instruments
Chubb's share capital may be increased through the issuance of a maximum of 33,000,000 fully paid up Common Shares (with a par value of CHF 24.15 as of December 31, 2020) through the exercise of conversion and/or option or warrant rights granted in connection with bonds, notes, or similar instruments, issued or to be issued by Chubb, including convertible debt instruments.

Conditional share capital for employee benefit plans
Chubb's share capital may be increased through the issuance of a maximum of 25,410,929 fully paid up Common Shares (with a par value of CHF 24.15 as of December 31, 2020) in connection with the exercise of option rights granted to any employee of Chubb, director or other person providing services to Chubb.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

c) Chubb Limited securities repurchases
From time to time, we repurchase shares as part of our capital management program and to partially offset potential dilution from the exercise of stock options and the granting of restricted stock under share-based compensation plans. The Board has authorized share repurchase programs as follows:

•$1.0 billion of Chubb Common Shares from January 1, 2018 through December 31, 2018
•$1.5 billion of Chubb Common Shares from December 1, 2018 through December 31, 2019
•$1.5 billion of Chubb Common Shares from November 21, 2019 through December 31, 2020
•$1.5 billion of Chubb Common Shares from November 19, 2020 through December 31, 2021

Subsequently, in February 2021, the Board approved an increase to the November 2020 share repurchase program of $1.0 billion to a total of $2.5 billion, effective through December 31, 2021.

Share repurchases may be in the open market, in privately negotiated transactions, block trades, accelerated repurchases and through option or other forward transactions.

The following table presents repurchases of Chubb's Common Shares conducted in a series of open market transactions under the Board authorizations:

	Year Ended December 31			January 1, 2021 through
(in millions of U.S. dollars, except share data)	2020	2019	2018	February 24, 2021
Number of shares repurchased	3,584,150	10,442,238	7,719,035	1,971,000
Cost of shares repurchased (1)	$516	$1,531	$1,021	$327
(1)On April 22, 2020, we suspended share repurchases, given the economic environment and to preserve capital for both risk and opportunity. Subsequently, we announced and then resumed share repurchases on October 29, 2020.

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

In addition, Chubb grants performance-based restricted stock to certain executives that vest based on certain performance criteria as compared to a defined group of peer companies. Performance-based stock awards comprise target awards and premium awards that cliff vest at the end of a 3-year performance period based on both our tangible book value (shareholders' equity less goodwill and intangible assets, net of tax) per share growth and P&C combined ratio compared to our peer group. Premium awards are subject to an additional vesting provision based on total shareholder return (TSR) compared to our peer

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

group. Shares representing target awards and premium awards are issued when the awards are approved and are subject to forfeiture if applicable performance criteria are not met at the end of the 3-year performance period. Prior to January 2017, performance-based restricted stock awards had a 4-year vesting period with the potential to vest as to a portion each year, and excluded the P&C combined ratio and TSR additional vesting criteria.

Under the 2016 LTIP, 19,500,000 Common Shares are authorized to be issued. This is in addition to any shares that have not been delivered pursuant to the 2004 LTIP and remain available for grant pursuant to the 2004 LTIP and includes any shares covered by awards granted under the 2004 LTIP that have forfeited, expired or canceled after the effective date of the 2016 LTIP. At December 31, 2020, a total of 7,576,239 shares remain available for future issuance under the 2016 LTIP, which includes shares canceled or forfeited from the 2004 LTIP, in addition to common shares that were previously registered and authorized to be issued.

Under the Employee Stock Purchase Plan (ESPP), 6,500,000 shares are authorized to be issued.  At December 31, 2020, a total of 1,402,017 shares remain available for issuance under the ESPP.

Chubb generally issues Common Shares for the exercise of stock options, restricted stock, and purchases under the ESPP from Common Shares in treasury.

The following table presents pre-tax and after-tax share-based compensation expense:

	Year Ended December 31
(in millions of U.S. dollars)	2020	2019	2018
Stock options and shares issued under ESPP:
Pre-tax	$45	$42	$50
After-tax (1)	$38	$39	$40
Restricted stock:
Pre-tax	$210	$224	$235
After-tax (1)	$164	$180	$178
(1)The windfall tax benefit recorded to Income tax expense in the Consolidated statement of operations was $10 million, $12 million, and $19 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Unrecognized compensation expense related to the unvested portion of Chubb's employee share-based awards of restricted stock, restricted stock units, and stock options was $199 million at December 31, 2020 and is expected to be recognized over a weighted-average period of approximately 1 year.

Stock options
Both incentive and non-qualified stock options are principally granted at an option price per share equal to the grant date fair value of Chubb's Common Shares. Stock options are generally granted with a 3-year vesting period and a 10-year term. Stock options vest in equal annual installments over the respective vesting period, which is also the requisite service period.

Chubb's 2020 share-based compensation expense includes a portion of the cost related to the 2017 through 2020 stock option grants. Stock option fair value was estimated on the grant date using the Black-Scholes option-pricing model that uses the weighted-average assumptions noted below:

	Year Ended December 31
	2020	2019	2018
Dividend yield	2.1%	2.2%	2.0%
Expected volatility	18.0%	16.0%	23.2%
Risk-free interest rate	1.2%	2.6%	2.7%
Expected life	5.7 years	5.7 years	5.7 years

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time from grant to exercise date) is estimated using the historical exercise behavior of employees. For years 2020 and 2019, expected volatility is calculated as a blend of (a) historical volatility based on daily closing prices over a period equal to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

the expected life assumption and (b) implied volatility derived from Chubb's publicly traded options. For year 2018, expected volatility was calculated as a blend of (a) historical volatility based on daily closing prices over a period equal to the expected life assumption, (b) long-term historical volatility based on daily closing prices over the period from Chubb's initial public trading date through the most recent quarter, and (c) implied volatility derived from Chubb's publicly traded options.

The following table presents a roll-forward of Chubb's stock options:

(Intrinsic Value in millions of U.S. dollars)	Number of Options	Weighted-Average Exercise Price	Weighted-Average Fair Value	Total Intrinsic Value
Options outstanding, December 31, 2017	10,433,316	$99.20
Granted	1,842,690	$143.07	$29.71
Exercised	(1,065,384)	$73.57		$71
Forfeited and expired	(202,900)	$133.92
Options outstanding, December 31, 2018	11,007,722	$108.25
Granted	2,073,940	$133.90	$18.76
Exercised	(1,944,604)	$84.13		$122
Forfeited and expired	(251,801)	$136.87
Options outstanding, December 31, 2019	10,885,257	$116.79
Granted	1,958,279	$150.10	$19.89
Exercised	(1,158,633)	$86.90		$76
Forfeited and expired	(206,720)	$138.77
Options outstanding, December 31, 2020	11,478,183	$125.09		$331
Options exercisable, December 31, 2020	7,792,343	$116.35		$293

The weighted-average remaining contractual term was 6.0 years for stock options outstanding and 4.8 years for stock options exercisable at December 31, 2020. Cash received from the exercise of stock options for the year ended December 31, 2020 was $100 million.

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

Chubb's 2020 share-based compensation expense includes a portion of the cost related to the restricted stock granted in the years 2016 through 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following table presents a roll-forward of our restricted stock awards. Included in the roll-forward below are 27,679 restricted stock awards, 19,019 restricted stock awards, and 20,784 restricted stock awards that were granted to non-management directors during the years ended December 31, 2020, 2019, and 2018, respectively:

	Service-based Restricted Stock Awards and Restricted Stock Units		Performance-based Restricted Stock Awards and Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested restricted stock, December 31, 2017	4,709,442	$121.16	975,497	$118.28
Granted	1,326,979	$142.76	180,065	$143.07
Vested	(2,545,090)	$114.83	(244,332)	$103.03
Forfeited	(196,482)	$131.06	—	$—
Unvested restricted stock, December 31, 2018	3,294,849	$134.17	911,230	$127.27
Granted	1,492,900	$134.38	212,059	$133.90
Vested	(1,292,864)	$129.18	(196,640)	$115.62
Forfeited	(200,875)	$135.98	(50,437)	$132.36
Unvested restricted stock, December 31, 2019	3,294,010	$136.20	876,212	$131.16
Granted	1,425,667	$148.56	186,291	$151.14
Vested	(1,304,308)	$134.02	(490,185)	$125.66
Forfeited	(152,074)	$140.72	—	$—
Unvested restricted stock, December 31, 2020	3,263,295	$142.32	572,318	$142.38

Prior to 2009, legacy ACE granted restricted stock units with a 1-year vesting period to non-management directors. Delivery of Common Shares on account of these restricted stock units to non-management directors is deferred until after the date of the non-management directors' termination from the Board. Legacy Chubb Corp historically allowed directors and certain key employees of Chubb Corp and its subsidiaries to defer a portion of their compensation earned with respect to services performed in the form of deferred stock units. In addition, legacy Chubb Corp provided supplemental retirement benefits for certain employees through its Defined Contribution Excess Benefit Plan in the form of deferred shares of stock. The minimum vesting period under these legacy Chubb Corp deferred plans was 1-year and the maximum was 3-years. Employees and directors had the option to elect to receive their awards at a future specified date or upon their termination of service with Chubb. At December 31, 2020, there were 166,624 deferred restricted stock units.

ESPP
The ESPP gives participating employees the right to purchase Common Shares through payroll deductions during consecutive subscription periods at a purchase price of 85 percent of the fair value of a Common Share on the exercise date (Purchase Price). Annual purchases by participants are limited to the number of whole shares that can be purchased by an amount equal to ten percent of the participant's compensation or $25,000, whichever is less. The ESPP has two six-month subscription periods each year, the first of which runs between January 1 and June 30 and the second of which runs between July 1 and December 31. The amounts collected from participants during a subscription period are used on the exercise date to purchase full shares of Common Shares. An exercise date is generally the last trading day of a subscription period. The number of shares purchased is equal to the total amount, at the exercise date, collected from the participants through payroll deductions for that subscription period, divided by the Purchase Price, rounded down to the next full share. Participants may withdraw from an offering before the exercise date and obtain a refund of amounts withheld through payroll deductions. Pursuant to the provisions of the ESPP, during the years ended December 31, 2020, 2019, and 2018, employees paid $45 million, $41 million, and $37 million to purchase 383,751 shares, 321,800 shares, and 347,116 shares, respectively.

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
Defined contribution plans (including 401(k))
Under these plans, employees' contributions may be supplemented by Chubb matching contributions based on the level of employee contribution. These contributions are invested at the election of each employee in one or more of several investment portfolios offered by a third-party investment advisor. Expenses for these plans totaled $211 million, $171 million, and $171 million for the years ended December 31, 2020, 2019, and 2018, respectively.

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

Amendments to U.S. qualified and excess pension plans and U.S. retiree healthcare plan
On October 31, 2016, we harmonized and amended several of our U.S. retirement programs to create a unified retirement savings program. In 2020, we transitioned from a traditional defined benefit pension program that had been in effect for certain employees to a defined contribution program. Additionally, after 2025, we plan to eliminate a subsidized U.S. retiree healthcare and life insurance plan that had been in place for certain employees. Both amendments required a remeasurement of the plan assets and benefit obligations with updated assumptions, including discount rates and the expected return on assets. The amendment of the retiree healthcare plan resulted in a reduction in the obligation of $383 million, of which $410 million will be amortized as a reduction to expense through 2021 as it relates to benefits already accrued. For the years ended December 31, 2020, 2019, and 2018, $79 million, $79 million, and $80 million, respectively, were amortized as a reduction to expense. At December 31, 2020, the remaining curtailment benefit balance was $26 million which will be amortized as a reduction to expense through June 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Obligations and funded status
The funded status of the pension and other postretirement benefit plans as well as the amounts recognized in Accumulated other comprehensive income at December 31, 2020 and 2019 was as follows:

	Pension Benefit Plans				Other Postretirement Benefit Plans
	2020		2019		2020	2019
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
(in millions of U.S. dollars)
Benefit obligation, beginning of year	$3,569	$1,042	$3,092	$942	$103	$113
Service cost	—	4	49	11	1	—
Interest cost	99	22	118	27	2	4
Actuarial loss (gain)	441	135	443	124	1	3
Benefits paid	(127)	(31)	(121)	(39)	(20)	(17)
Curtailments	—	(2)	—	(4)	—	—
Settlements	(15)	—	(12)	(61)	—	—
Foreign currency revaluation and other	—	29	—	42	(1)	—
Benefit obligation, end of year	$3,967	$1,199	$3,569	$1,042	$86	$103
Plan assets at fair value, beginning of year	$3,301	$1,141	$2,784	$1,008	$152	$143
Actual return on plan assets	563	126	636	169	6	9
Employer contributions	17	19	14	16	1	—
Benefits paid	(127)	(31)	(121)	(39)	(39)	—
Settlements	(15)	—	(12)	(61)	—	—
Foreign currency revaluation and other	—	29	—	48	—	—
Plan assets at fair value, end of year	$3,739	$1,284	$3,301	$1,141	$120	$152
Funded status at end of year	$(228)	$85	$(268)	$99	$34	$49
Amounts recognized in Accumulated other comprehensive income, not yet recognized in net periodic cost (benefit):
Net actuarial loss (gain)	$78	$163	$(21)	$110	$(5)	$(3)
Prior service cost (benefit)	—	9	—	10	(31)	(114)
Total	$78	$172	$(21)	$120	$(36)	$(117)

For the U.S. pension plans, the $441 million and $443 million actuarial loss experienced in 2020 and 2019, respectively, was principally driven by the decrease in the discount rate from the respective prior year.
The accumulated benefit obligation for the pension benefit plans was $5.1 billion and $4.6 billion at December 31, 2020 and 2019, respectively. The accumulated benefit obligation is the present value of pension benefits earned as of the measurement date based on employee service and compensation prior to that date. It differs from the pension (projected) benefit obligation in the table above in that the accumulated benefit obligation includes no assumptions regarding future compensation levels.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following table provides information on pension plans where the benefit obligation is in excess of plan assets at December 31, 2020 and 2019:

	2020		2019
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
(in millions of U.S. dollars)
Plans with projected benefit obligation in excess of plan assets:
Projected benefit obligation	$3,967	$629	$3,569	$236
Fair value of plan assets	3,739	568	3,301	175
Net funded status	$(228)	$(61)	$(268)	$(61)
Plans with accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	$3,967	$593	$3,569	$173
Fair value of plan assets	$3,739	$565	$3,301	$140

For other postretirement benefit plans with an accumulated benefit obligation in excess of plan assets, the accumulated benefit obligation was $23 million and $25 million at December 31, 2020 and 2019, respectively. These plans have no plan assets.

At December 31, 2020, we estimate that we will contribute $20 million to the pension plans and $1 million to the other postretirement benefits plan in 2021. The estimate is subject to change due to contribution decisions that are affected by various factors including our liquidity, market performance and management discretion.

At December 31, 2020, our estimated expected future benefit payments are as follows:

	Pension Benefit Plans		Other Postretirement Benefit Plans
For the years ending December 31	U.S. Plans	Non-U.S. Plans
(in millions of U.S. dollars)
2021	$159	$30	$19
2022	166	28	20
2023	171	30	16
2024	175	32	12
2025	180	32	7
2026-2030	947	185	5

The weighted-average assumptions used to determine the projected benefit obligation were as follows:

	Pension Benefit Plans
	U.S. Plans	Non-U.S. Plans	Other Postretirement Benefit Plans

December 31, 2020
Discount rate	2.32%	1.80%	1.36%
Rate of compensation increase (1)	N/A	3.24%	N/A
Interest crediting rate	4.10%
December 31, 2019
Discount rate	3.20%	2.39%	2.70%
Rate of compensation increase (1)	N/A	3.26%	N/A
Interest crediting rate	4.10%
(1) For the U.S. Pension Plans, benefit accruals were frozen as of December 31, 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

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

The components of net pension and other postretirement benefit costs reflected in Net income and other changes in plan assets and benefit obligations recognized in other comprehensive income were as follows:

	Pension Benefit Plans						Other Postretirement Benefit Plans
	U.S. Plans			Non-U.S. Plans
Year Ended December 31	2020	2019	2018	2020	2019	2018	2020	2019	2018
(in millions of U.S. dollars)
Costs reflected in Net income:
Service cost	$—	$49	$57	$4	$11	$12	$1	$—	$1
Non-service cost:
Interest cost	99	118	105	22	27	27	2	4	3
Expected return on plan assets	(224)	(189)	(212)	(41)	(45)	(50)	(5)	(4)	(5)
Amortization of net actuarial loss	—	—	—	2	3	1	—	—	—
Amortization of prior service cost	—	—	—	—	—	—	(83)	(84)	(85)
Curtailments	—	—	—	(1)	(1)	—	—	—	(2)
Settlements	3	2	2	—	1	3	—	—	—
Total non-service benefit	(122)	(69)	(105)	(18)	(15)	(19)	(86)	(84)	(89)
Net periodic benefit	$(122)	$(20)	$(48)	$(14)	$(4)	$(7)	$(85)	$(84)	$(88)
Changes in plan assets and benefit obligations recognized in other comprehensive income
Net actuarial loss (gain)	$102	$(4)	$214	$56	$6	$34	$(2)	$(2)	$(11)
Prior service cost (benefit)	—	—	—	—	1	3	—	—	—
Amortization of net actuarial loss	—	—	—	(2)	(3)	(1)	—	—	(1)
Amortization of prior service cost	—	—	—	(1)	—	—	83	84	85
Curtailments	—	—	—	(1)	(3)	—	—	—	3
Settlements	(3)	(2)	(2)	—	(1)	(3)	—	—	—
Total decrease (increase) in other comprehensive income	$99	$(6)	$212	$52	$—	$33	$81	$82	$76

The line items in which the service and non-service cost components of net periodic (benefit) cost are included in the Consolidated statements of operations were as follows:

	Pension Benefit Plans			Other Postretirement Benefit Plans
Year Ended December 31	2020	2019	2018	2020	2019	2018
(in millions of U.S. dollars)
Service cost:
Losses and loss expenses	$—	$6	$7	$—	$—	$—
Administrative expenses	4	54	62	1	—	1
Total service cost	4	60	69	1	—	1
Non-service cost:
Losses and loss expenses	(12)	(7)	(10)	(9)	(8)	(9)
Administrative expenses	(128)	(77)	(114)	(77)	(76)	(80)
Total non-service benefit	(140)	(84)	(124)	(86)	(84)	(89)
Net periodic benefit	$(136)	$(24)	$(55)	$(85)	$(84)	$(88)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The weighted-average assumptions used to determine the net periodic pension and other postretirement benefit costs were as follows:

	Pension Benefit Plans
	U.S. Plans	Non-U.S. Plans	Other Postretirement Benefit Plans
Year Ended December 31
2020
Discount rate in effect for determining service cost	N/A	6.04%	3.00%
Discount rate in effect for determining interest cost	2.85%	2.24%	2.64%
Rate of compensation increase	N/A	3.26%	N/A
Expected long-term rate of return on plan assets	7.00%	3.83%	3.00%
Interest crediting rate	4.10%	N/A	N/A
2019
Discount rate in effect for determining service cost	4.23%	4.48%	4.04%
Discount rate in effect for determining interest cost	3.94%	2.88%	3.69%
Rate of compensation increase	4.00%	3.37%	N/A
Expected long-term rate of return on plan assets	7.00%	4.40%	3.00%
Interest crediting rate	4.10%	N/A	N/A
2018
Discount rate in effect for determining service cost	3.62%	3.97%	2.84%
Discount rate in effect for determining interest cost	3.27%	2.55%	2.62%
Rate of compensation increase	4.00%	3.46%	N/A
Expected long-term rate of return on plan assets	7.00%	4.32%	2.59%
Interest crediting rate	4.10%	N/A	N/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The weighted-average healthcare cost trend rate assumptions used to measure the expected cost of healthcare benefits were as follows:

	U.S. Plans			Non-U.S. Plans
	2020	2019	2018	2020	2019	2018
Healthcare cost trend rate	5.96%	6.32%	6.68%	5.04%	5.24%	6.29%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%	4.50%	4.00%	4.00%	4.50%
Year that the rate reaches the ultimate trend rate	2038	2038	2038	2040	2040	2029

Plan Assets
The long term objective of the pension plan is to provide sufficient funding to cover expected benefit obligations, while assuming a prudent level of portfolio risk. The assets of the pension plan are invested, either directly or through pooled funds, in a diversified portfolio of predominately equity securities and fixed maturities. We seek to obtain a rate of return that over time equals or exceeds the returns of the broad markets in which the plan assets are invested. The target allocation of U.S. plan assets is 55 percent to 65 percent invested in equity securities (including certain other investments measured using NAV), with the remainder primarily invested in fixed maturities. The target allocation of non-U.S. plans varies by country, but the plan assets are principally invested in fixed maturities. We rebalance our pension assets to the target allocation as market conditions permit. We determined the expected long term rate of return assumption for each asset class based on an analysis of the historical returns and the expectations for future returns. The expected long term rate of return for the portfolio is a weighted aggregation of the expected returns for each asset class.

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

December 31, 2020	Pension Benefit Plans
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
U.S. Plans:
Short-term investments	$59	$—	$—	$59
U.S. Treasury / Agency	250	186	—	436
Non-U.S. and corporate bonds	—	793	—	793
Municipal	—	2	—	2
Equity securities	1,818	—	—	1,818
Total U.S. Plan assets (1)	$2,127	$981	$—	$3,108
Non-U.S. Plans:
Short-term investments	$5	$—	$—	$5
Non-U.S. and corporate bonds	—	609	—	609
Equity securities	127	388	—	515
Total Non-U.S. Plan assets (1)	$132	$997	$—	$1,129
(1)Excluded from the table above are $543 million and $147 million of other investments related to the U.S. Plans and Non-U.S. Plans, respectively, limited partnerships of $74 million and $8 million in U.S. Plans and Non-U.S. Plans, respectively, measured using NAV as a practical expedient, and $14 million in cash related to the U.S. Plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

December 31, 2019	Pension Benefit Plans
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
U.S. Plans:
Short-term investments	$18	$37	$—	$55
U.S. Treasury / Agency	466	134	—	600
Non-U.S. and corporate bonds	—	749	—	749
Municipal	—	2	—	2
Equity securities	1,467	—	—	1,467
Total U.S. Plan assets (1)	$1,951	$922	$—	$2,873
Non-U.S. Plans:
Short-term investments	$2	$—	$—	$2
Non-U.S. and corporate bonds	—	598	—	598
Equity securities	112	318	—	430
Total Non-U.S. Plan assets (1)	$114	$916	$—	$1,030
(1)Excluded from the table above are $428 million and $107 million of other investments related to the U.S. Plans and Non-U.S. Plans, respectively, and limited partnerships of $4 million in Non-U.S. Plans, measured using NAV as a practical expedient.

The other postretirement benefit plan had $120 million and $152 million of other investments measured using NAV as a practical expedient at December 31, 2020 and 2019, respectively.

14. Other income and expense

	Year Ended December 31
(in millions of U.S. dollars)	2020	2019	2018
Equity in net income of partially-owned entities (1)	$1,019	$617	$514
Gains (losses) from fair value changes in separate account assets (2)	58	44	(38)
Federal excise and capital taxes	(22)	(23)	(12)
Other	(61)	(42)	(30)
Total	$994	$596	$434
(1)     Equity in net income of partially-owned entities includes $167 million, $74 million, and $43 million attributable to our investments in Huatai (Huatai Group, Huatai P&C, and Huatai Life) for the years ended December 31, 2020, 2019, and 2018, respectively.
(2)     Related to gains (losses) from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP.

Other income and expense includes equity in net income of partially-owned entities, which includes our share of net income or loss, both underlying operating income and mark-to-market movement, related to partially-owned investment companies (private equity) and partially-owned insurance companies. Also included in Other income and expense are gains (losses) from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP. The offsetting movement in the separate account liabilities is included in Policy benefits in the Consolidated statements of operations. Certain federal excise and capital taxes incurred as a result of capital management initiatives are included in Other income and expense as these are considered capital transactions and are excluded from underwriting results.

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

•The North America Commercial P&C Insurance segment provides both commercial and consumer P&C products and services. This segment includes the business written by Chubb divisions that provide property and casualty (P&C) insurance and services to large, middle market and small commercial businesses in the U.S., Canada, and Bermuda. This segment includes our retail divisions: Major Accounts, Commercial Insurance, including Small Commercial Insurance; and our

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

wholesale and specialty divisions: Westchester and Chubb Bermuda. These divisions write a variety of coverages, including property, casualty, workers’ compensation, package policies, risk management, financial lines, marine, construction, environmental, medical risk, cyber risk, surety, and excess casualty; as well as group accident and health (A&H) insurance.

•The North America Personal P&C Insurance segment includes the business written by Chubb Personal Risk Services division, which includes high net worth personal lines business, with operations in the U.S. and Canada. This segment provides affluent and high net worth individuals and families with homeowners, automobile and collector cars, valuable articles (including fine arts), personal and excess liability, travel insurance, and recreational marine insurance and services.

•The North America Agricultural Insurance segment includes the business written by Rain and Hail Insurance Service, Inc. in the U.S. and Canada, which provides comprehensive multiple peril crop insurance (MPCI) and crop-hail insurance, and Chubb Agribusiness, which offers farm and ranch property as well as specialty P&C coverages, including commercial agriculture products.

•The Overseas General Insurance segment includes the business written by two Chubb divisions that provides both commercial and consumer P&C insurance and services in the 51 countries and territories outside of North America where the company operates. Chubb International provides commercial P&C, A&H and traditional and specialty personal lines for large corporations, middle markets and small customers through retail brokers, agents and other channels locally around the world. Chubb Global Markets (CGM) provides commercial P&C excess and surplus lines and A&H through wholesale brokers in the London market and through Lloyd’s. These divisions write a variety of coverages, including traditional commercial P&C, specialty categories such as financial lines, marine, energy, aviation, political risk and construction, as well as group A&H and traditional and specialty personal lines.

•The Global Reinsurance segment includes the reinsurance business written by Chubb Tempest Re, comprising Chubb Tempest Re Bermuda, Chubb Tempest Re USA, Chubb Tempest Re International, and Chubb Tempest Re Canada. Chubb Tempest Re provides a broad range of traditional and specialty reinsurance coverages to a diverse array of primary P&C companies, including small, mid-sized, and multinational ceding companies.

•The Life Insurance segment includes international life operations written by Chubb Life and Chubb Tempest Life Re, and the North American supplemental A&H and life business of Combined Insurance.

Corporate primarily includes the results of all run-off asbestos and environmental (A&E) exposures, run-off Brandywine business, Westchester specialty operations for 1996 and prior years, and certain other non-A&E run-off exposures. In addition, Corporate includes the results of our non-insurance companies including Chubb Limited, Chubb Group Management and Holdings Ltd., and Chubb INA Holdings Inc. Our exposure to A&E claims principally arises out of liabilities acquired when we purchased Westchester Specialty in 1998, CIGNA’s P&C business in 1999, and The Chubb Corporation (Chubb Corp) in 2016.

In addition, revenue and expenses managed at the corporate level, including realized gains and losses, interest expense, the non-operating income of our partially-owned entities, Chubb integration expenses and income taxes are reported within Corporate. In addition, the amortization expense of purchased intangibles, amortization of the fair value adjustment on acquired invested assets and assumed long-term debt as part of the Chubb Corp acquisition are considered Corporate costs as these are incurred by the overall company. The Chief Executive Officer does not manage segment results or allocate resources to segments when considering these costs and they are therefore excluded from our definition of segment income (loss).

Management uses underwriting income (loss) as the basis for segment performance. Chubb calculates underwriting income (loss) by subtracting Losses and loss expenses, Policy benefits, Policy acquisition costs, and Administrative expenses from Net premiums earned. Segment income (loss) includes underwriting income (loss), net investment income (loss), and other operating income and expense items such as each segment's share of the operating income (loss) related to partially-owned insurance companies and miscellaneous income and expense items for which the segments are held accountable. Our main measure of segment performance is Segment income (loss), which also includes amortization of purchased intangibles acquired by the segment. We determined that this definition of segment income (loss) is appropriate and aligns with how the business is managed. We continue to evaluate our segments as our business continues to evolve and may further refine our segments and segment income (loss) measures. To calculate Segment income (loss), include Net investment income (loss), Other (income) expense, and Amortization expense of purchased intangibles. Certain items are presented in a different manner for segment reporting purposes than in the Consolidated Financial Statements. These items are reconciled to the consolidated presentation in the Segment measure reclass column below and include:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

•Losses and loss expenses include realized gains and losses on crop derivatives. These derivatives were purchased to provide economic benefit, in a manner similar to reinsurance protection, in the event that a significant decline in commodity pricing impacts underwriting results. We view gains and losses on these derivatives as part of the results of our underwriting operations, and therefore, realized gains (losses) from these derivatives are reclassified to losses and loss expenses.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following tables present the Statement of Operations by segment:

For the Year Ended December 31, 2020 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Segment Measure Reclass	Chubb Consolidated
Net premiums written	$14,474	$4,920	$1,846	$9,335	$731	$2,514	$—	$—	$33,820
Net premiums earned	13,964	4,866	1,822	9,285	698	2,482	—	—	33,117
Losses and loss expenses	10,129	3,187	1,544	5,255	435	724	435	1	21,710
Policy benefits	—	—	—	—	—	726	—	58	784
Policy acquisition costs	1,942	974	123	2,568	174	766	—	—	6,547
Administrative expenses	1,006	270	9	1,034	37	320	303	—	2,979
Underwriting income (loss)	887	435	146	428	52	(54)	(738)	(59)	1,097
Net investment income (loss)	2,061	260	30	534	307	385	(87)	(115)	3,375
Other (income) expense	23	5	1	13	2	(74)	(791)	(173)	(994)
Amortization expense of purchased intangibles	—	11	27	45	—	4	203	—	290
Segment income (loss)	$2,925	$679	$148	$904	$357	$401	$(237)	$(1)	$5,176
Net realized gains (losses)							(499)	1	(498)
Interest expense							516	—	516
Income tax expense							629	—	629
Net income (loss)							$(1,881)	$—	$3,533

For the Year Ended December 31, 2019 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Segment Measure Reclass	Chubb Consolidated
Net premiums written	$13,375	$4,787	$1,810	$9,262	$649	$2,392	$—	$—	$32,275
Net premiums earned	12,922	4,694	1,795	8,882	654	2,343	—	—	31,290
Losses and loss expenses	8,206	3,043	1,616	4,606	352	757	158	(8)	18,730
Policy benefits	—	—	—	—	—	696	—	44	740
Policy acquisition costs	1,831	948	84	2,501	169	620	—	—	6,153
Administrative expenses	1,028	286	6	1,033	35	323	319	—	3,030
Underwriting income (loss)	1,857	417	89	742	98	(53)	(477)	(36)	2,637
Net investment income (loss)	2,109	258	30	588	279	373	(125)	(86)	3,426
Other (income) expense	24	3	1	12	1	(48)	(459)	(130)	(596)
Amortization expense of purchased intangibles	—	12	28	45	—	2	218	—	305
Segment income (loss)	$3,942	$660	$90	$1,273	$376	$366	$(361)	$8	$6,354
Net realized gains (losses) including OTTI							(522)	(8)	(530)
Interest expense							552	—	552
Chubb integration expenses							23	—	23
Income tax expense							795	—	795
Net income (loss)							$(2,253)	$—	$4,454

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

For the Year Ended December 31, 2018 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Segment Measure Reclass	Chubb Consolidated
Net premiums written	$12,485	$4,674	$1,577	$8,902	$671	$2,270	$—	$—	$30,579
Net premiums earned	12,402	4,593	1,569	8,612	670	2,218	—	—	30,064
Losses and loss expenses	8,000	3,229	1,114	4,429	479	766	53	(3)	18,067
Policy benefits	—	—	—	—	—	628	—	(38)	590
Policy acquisition costs	1,829	939	79	2,346	162	557	—	—	5,912
Administrative expenses	966	269	(9)	1,014	41	310	295	—	2,886
Underwriting income (loss)	1,607	156	385	823	(12)	(43)	(348)	41	2,609
Net investment income (loss)	2,061	236	28	622	289	341	(209)	(63)	3,305
Other (income) expense	3	1	2	3	—	(12)	(406)	(25)	(434)
Amortization expense of purchased intangibles	—	13	28	41	—	2	255	—	339
Segment income (loss)	$3,665	$378	$383	$1,401	$277	$308	$(406)	$3	$6,009
Net realized gains (losses) including OTTI							(649)	(3)	(652)
Interest expense							641	—	641
Chubb integration expenses							59	—	59
Income tax expense							695	—	695
Net income (loss)							$(2,450)	$—	$3,962
Underwriting assets are reviewed in total by management for purposes of decision-making. Other than Unpaid losses and loss expenses, Future policy benefits, Reinsurance recoverables, Goodwill and Other intangible assets, Chubb does not allocate assets to its segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following table presents net premiums earned for each segment by line of business:

	For the Year Ended December 31
(in millions of U.S. dollars)	2020	2019	2018
North America Commercial P&C Insurance
Property & other short-tail lines	$2,423	$1,987	$1,861
Casualty & all other	10,812	10,136	9,773
A&H	729	799	768
Total North America Commercial P&C Insurance	13,964	12,922	12,402
North America Personal P&C Insurance
Personal automobile	822	829	803
Personal homeowners	3,327	3,183	3,127
Personal other	717	682	663
Total North America Personal P&C Insurance	4,866	4,694	4,593
North America Agricultural Insurance	1,822	1,795	1,569
Overseas General Insurance
Property & other short-tail lines	2,468	2,244	2,134
Casualty & all other	2,738	2,494	2,429
Personal lines	1,981	1,896	1,784
A&H	2,098	2,248	2,265
Total Overseas General Insurance	9,285	8,882	8,612
Global Reinsurance
Property	104	131	123
Property catastrophe	173	142	170
Casualty & all other	421	381	377
Total Global Reinsurance	698	654	670
Life Insurance
Life	1,317	1,101	1,022
A&H	1,165	1,242	1,196
Total Life Insurance	2,482	2,343	2,218
Total net premiums earned	$33,117	$31,290	$30,064

The following table presents net premiums earned by geographic region. Allocations have been made on the basis of location of risk:

	North America	Europe (1)	Asia Pacific / Far East	Latin America
2020	70%	11%	12%	7%
2019	70%	11%	12%	7%
2018	70%	11%	12%	7%
(1)     Europe includes Eurasia and Africa regions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

16. Earnings per share

	Year Ended December 31
(in millions of U.S. dollars, except share and per share data)	2020	2019	2018
Numerator:
Net income	$3,533	$4,454	$3,962
Denominator:
Denominator for basic earnings per share:
Weighted-average shares outstanding	451,602,820	455,910,463	463,629,203
Denominator for diluted earnings per share:
Share-based compensation plans	1,838,692	3,004,200	3,173,145
Weighted-average shares outstanding and assumed conversions	453,441,512	458,914,663	466,802,348
Basic earnings per share	$7.82	$9.77	$8.55
Diluted earnings per share	$7.79	$9.71	$8.49
Potential anti-dilutive share conversions	6,811,966	2,410,337	3,543,188

Excluded from weighted-average shares outstanding and assumed conversions is the impact of securities that would have been anti-dilutive during the respective years.

17. Related party transactions

Starr Indemnity & Liability Company and its affiliates (collectively, Starr)
We have a number of agency and reinsurance agreements with Starr, the Chairman of which is related to a member of our senior management team. The Board has reviewed and approved our arrangements with Starr. We have agency, claims services and underwriting services agreements with various Starr subsidiaries. Under the agency agreement, we secure the ability to sell our insurance policies through Starr as one of our non-exclusive agents for writing policies, contracts, binders, or agreements of insurance or reinsurance. Under the claims services agreements, Starr adjusts the claims under policies and arranges for third party treaty and facultative agreements covering such policies. Under the underwriting services agreements, Starr underwrites insurance policies on our behalf and we agree to reinsure such policies to Starr under quota share reinsurance agreements.

The agency agreement also contains a profit-sharing arrangement based on loss ratios, triggered if Starr underwrites a minimum of $20 million of annual program business net premiums written on our behalf. No profit share commission has been payable yet under this arrangement. Transactions generated under Starr agreements were as follows:

	Year Ended December 31
(in millions of U.S. dollars)	2020	2019	2018
Consolidated statement of operations
Gross premiums written	$507	$394	$411
Ceded premiums written	$253	$207	$188
Commissions paid	$97	$77	$84
Commissions received	$59	$46	$42
Losses and loss expenses	$170	$185	$188
Consolidated balance sheets
Reinsurance recoverable on losses and loss expenses	$432	$440
Ceded reinsurance premium payable	$80	$56

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

ABR Re
We own 15.6 percent of the common equity of ABR Reinsurance Capital Holdings Ltd. and warrants to acquire 0.5 percent of additional equity. ABR Reinsurance Capital Holdings Ltd., is the parent company of ABR Reinsurance Ltd. (ABR Re), an independent reinsurance company. Through long-term arrangements, Chubb will be the sole source of reinsurance risks ceded to ABR Re, and BlackRock, Inc. will be ABR Re’s exclusive investment management service provider. As an investor, Chubb is expected to benefit from underwriting profit generated by ABR Re’s reinsuring a wide range of Chubb’s primary insurance business and the income and capital appreciation BlackRock, Inc. seeks to deliver through its investment management services. In addition, Chubb has entered into an arrangement with BlackRock, Inc. under which both Chubb and BlackRock, Inc. will be entitled to an equal share of the aggregate amount of certain fees, including underwriting and investment management performance related fees, in connection with their respective reinsurance and investment management arrangements with ABR Re.

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

Transactions generated under ABR Re agreements were as follows:

	Year Ended December 31
(in millions of U.S. dollars)	2020	2019	2018
Consolidated statement of operations
Ceded premiums written	$350	$321	$329
Commissions received	$100	$92	$96
Consolidated balance sheets
Reinsurance recoverable on losses and loss expenses	$806	$674
Ceded reinsurance premium payable	$67	$62

18. Statutory financial information

Our subsidiaries file financial statements prepared in accordance with statutory accounting practices prescribed or permitted by insurance regulators. Statutory accounting differs from GAAP in the reporting of certain reinsurance contracts, investments, subsidiaries, acquisition expenses, fixed assets, deferred income taxes, and certain other items. Some jurisdictions impose complex regulatory requirements on insurance companies while other jurisdictions impose fewer requirements. In some jurisdictions, we must obtain licenses issued by governmental authorities to conduct local insurance business. These licenses may be subject to reserves and minimum capital and solvency tests. Jurisdictions may impose fines, censure, and/or criminal sanctions for violation of regulatory requirements. The 2020 amounts below are based on estimates.

Chubb's insurance and reinsurance subsidiaries are subject to insurance laws and regulations in the jurisdictions in which they operate. These regulations include restrictions that limit the amount of dividends or other distributions, such as loans or cash advances, available to shareholders without prior approval of the local insurance regulatory authorities. The amount of dividends available to be paid in 2021 without prior approval totals $6.4 billion.

The statutory capital and surplus of our insurance subsidiaries met regulatory requirements for 2020, 2019, and 2018. The minimum amounts of statutory capital and surplus necessary to satisfy regulatory requirements was $29.4 billion and $26.7 billion for December 31, 2020 and 2019, respectively. These minimum regulatory capital requirements were significantly lower than the corresponding amounts required by the rating agencies which review Chubb’s insurance and reinsurance subsidiaries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following tables present the combined statutory capital and surplus and statutory net income (loss) of our Property and casualty and Life subsidiaries:

	December 31
(in millions of U.S. dollars)	2020	2019
Statutory capital and surplus
Property and casualty	$45,964	$43,077
Life	$1,641	$1,573

	Year Ended December 31
(in millions of U.S. dollars)	2020	2019	2018
Statutory net income (loss)
Property and casualty	$4,294	$6,046	$7,521
Life	$(247)	$(210)	$(102)

Several insurance subsidiaries follow accounting practices prescribed or permitted by the jurisdiction of domicile that differ from the applicable local statutory practice. The application of prescribed or permitted accounting practices does not have a material impact on Chubb's statutory surplus and income. As prescribed by the Restructuring discussed previously in Note 7, certain of our U.S. subsidiaries discount certain A&E liabilities, which increased statutory capital and surplus by approximately $140 million and $147 million at December 31, 2020 and 2019, respectively.

Federal Insurance Company (Federal), a direct subsidiary of Chubb INA Holdings Inc., has a permitted practice granted by the Indiana Department of Insurance that relates to its investments in foreign subsidiaries and affiliates. Under Statement of Statutory Accounting Principles No. 97, Investments in Subsidiary, Controlled and Affiliated Entities, in order for a reporting entity to admit its investments in foreign subsidiaries and affiliates, audited financial statements of the subsidiary or affiliate must be obtained to support the carrying value. Such financial statements must be prepared in accordance with U.S. GAAP, or alternatively, in accordance with the local statutory requirements in the subsidiary’s or affiliate’s country of domicile, with an audited footnote reconciliation of net income and shareholder’s equity as reported to a U.S. GAAP basis. With the explicit permission of the Indiana Department of Insurance, Federal obtains audited financial statements for its admitted foreign subsidiaries and affiliates, which had an aggregate carrying value of approximately $55 million and $54 million at December 31, 2020 and 2019, respectively, prepared in accordance with their respective local statutory requirements and supplemented with a separate unaudited reconciliation of shareholder’s equity as reported to a U.S. GAAP basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

19. Information provided in connection with outstanding debt of subsidiaries

The following tables present condensed consolidating financial information at December 31, 2020 and 2019, and for the years ended December 31, 2020, 2019, and 2018 for Chubb Limited (Parent Guarantor) and Chubb INA Holdings Inc. (Subsidiary Issuer). The Subsidiary Issuer is an indirect 100 percent-owned subsidiary of the Parent Guarantor. The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer. Condensed consolidating financial information of the Parent Guarantor and Subsidiary Issuer are presented on the equity method of accounting. The revenues and expenses and cash flows of the subsidiaries of the Subsidiary Issuer are presented in the Other Chubb Limited Subsidiaries column on a combined basis.

Condensed Consolidating Balance Sheet at December 31, 2020

(in millions of U.S. dollars)	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
Assets
Investments	$—	$197	$118,472	$—	$118,669
Cash (1)	84	1	1,934	(272)	1,747
Restricted Cash	—	—	89	—	89
Insurance and reinsurance balances receivable	—	—	13,926	(3,446)	10,480
Reinsurance recoverable on losses and loss expenses	—	—	25,217	(9,625)	15,592
Reinsurance recoverable on policy benefits	—	—	299	(93)	206
Value of business acquired	—	—	263	—	263
Goodwill and other intangible assets	—	—	21,211	—	21,211
Investments in subsidiaries	56,148	55,231	—	(111,379)	—
Due from subsidiaries and affiliates, net	3,522	—	171	(3,693)	—
Other assets	10	463	23,921	(1,877)	22,517
Total assets	$59,764	$55,892	$205,503	$(130,385)	$190,774
Liabilities
Unpaid losses and loss expenses	$—	$—	$77,180	$(9,369)	$67,811
Unearned premiums	—	—	18,853	(1,201)	17,652
Future policy benefits	—	—	5,806	(93)	5,713
Due to subsidiaries and affiliates, net	—	3,008	685	(3,693)	—
Affiliated notional cash pooling programs(1)	—	272	—	(272)	—
Repurchase agreements	—	—	1,405	—	1,405
Long-term debt	—	14,948	—	—	14,948
Trust preferred securities	—	308	—	—	308
Other liabilities	323	1,418	26,133	(4,378)	23,496
Total liabilities	323	19,954	130,062	(19,006)	131,333
Total shareholders’ equity	59,441	35,938	75,441	(111,379)	59,441
Total liabilities and shareholders’ equity	$59,764	$55,892	$205,503	$(130,385)	$190,774
(1)     Chubb maintains two notional multicurrency cash pools (Pools) with a third-party bank. Refer to Note 1 f) for additional information. At December 31, 2020, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Condensed Consolidating Balance Sheet at December 31, 2019

(in millions of U.S. dollars)	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
Assets
Investments	$—	$1,013	$108,221	$—	$109,234
Cash (1)	2	442	1,093	—	1,537
Restricted Cash	—	—	109	—	109
Insurance and reinsurance balances receivable	—	—	12,920	(2,563)	10,357
Reinsurance recoverable on losses and loss expenses	—	—	24,780	(9,599)	15,181
Reinsurance recoverable on policy benefits	—	—	292	(95)	197
Value of business acquired	—	—	306	—	306
Goodwill and other intangible assets	—	—	21,359	—	21,359
Investments in subsidiaries	50,853	52,076	—	(102,929)	—
Due from subsidiaries and affiliates, net	4,776	—	—	(4,776)	—
Other assets	12	408	20,072	(1,829)	18,663
Total assets	$55,643	$53,939	$189,152	$(121,791)	$176,943
Liabilities
Unpaid losses and loss expenses	$—	$—	$71,916	$(9,226)	$62,690
Unearned premiums	—	—	17,978	(1,207)	16,771
Future policy benefits	—	—	5,468	(95)	5,373
Due to subsidiaries and affiliates, net	—	4,446	330	(4,776)	—
Repurchase agreements	—	—	1,416	—	1,416
Short-term debt	—	1,298	1	—	1,299
Long-term debt	—	13,559	—	—	13,559
Trust preferred securities	—	308	—	—	308
Other liabilities	312	1,649	21,793	(3,558)	20,196
Total liabilities	312	21,260	118,902	(18,862)	121,612
Total shareholders’ equity	55,331	32,679	70,250	(102,929)	55,331
Total liabilities and shareholders’ equity	$55,643	$53,939	$189,152	$(121,791)	$176,943
(1)Chubb maintains two notional multicurrency cash pools (Pools) with a third-party bank. Refer to Note 1 f) for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Condensed Consolidating Statements of Operations and Comprehensive Income

For the Year Ended December 31, 2020	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$—	$33,820	$—	$33,820
Net premiums earned	—	—	33,117	—	33,117
Net investment income	(1)	6	3,370	—	3,375
Equity in earnings of subsidiaries	3,457	2,052	—	(5,509)	—
Net realized gains (losses)	20	(397)	(121)	—	(498)
Losses and loss expenses	—	—	21,710	—	21,710
Policy benefits	—	—	784	—	784
Policy acquisition costs and administrative expenses	94	(130)	9,562	—	9,526
Interest (income) expense	(136)	596	56	—	516
Other (income) expense	(39)	(24)	(931)	—	(994)
Amortization of purchased intangibles	—	—	290	—	290
Income tax expense (benefit)	24	(181)	786	—	629
Net income	$3,533	$1,400	$4,109	$(5,509)	$3,533
Comprehensive income	$5,783	$3,236	$6,512	$(9,748)	$5,783

Condensed Consolidating Statements of Operations and Comprehensive Income

For the Year Ended December 31, 2019	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$—	$32,275	$—	$32,275
Net premiums earned	—	—	31,290	—	31,290
Net investment income	1	(15)	3,440	—	3,426
Equity in earnings of subsidiaries	4,307	3,022	—	(7,329)	—
Net realized gains (losses) including OTTI	(17)	(31)	(482)	—	(530)
Losses and loss expenses	—	—	18,730	—	18,730
Policy benefits	—	—	740	—	740
Policy acquisition costs and administrative expenses	92	(26)	9,117	—	9,183
Interest (income) expense	(243)	705	90	—	552
Other (income) expense	(27)	6	(575)	—	(596)
Amortization of purchased intangibles	—	—	305	—	305
Chubb integration expenses	1	2	20	—	23
Income tax expense (benefit)	14	(175)	956	—	795
Net income	$4,454	$2,464	$4,865	$(7,329)	$4,454
Comprehensive income	$7,521	$4,988	$7,922	$(12,910)	$7,521

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

For the Year Ended December 31, 2018	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$—	$30,579	$—	$30,579
Net premiums earned	—	—	30,064	—	30,064
Net investment income	6	13	3,286	—	3,305
Equity in earnings of subsidiaries	3,753	2,578	—	(6,331)	—
Net realized gains (losses) including OTTI	—	117	(769)	—	(652)
Losses and loss expenses	—	—	18,067	—	18,067
Policy benefits	—	—	590	—	590
Policy acquisition costs and administrative expenses	87	(58)	8,769	—	8,798
Interest (income) expense	(299)	806	134	—	641
Other (income) expense	(24)	26	(436)	—	(434)
Amortization of purchased intangibles	—	—	339	—	339
Chubb integration expenses	14	1	44	—	59
Income tax expense (benefit)	19	(148)	824	—	695
Net income	$3,962	$2,081	$4,250	$(6,331)	$3,962
Comprehensive income (loss)	$1,242	$(27)	$1,808	$(1,781)	$1,242

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2020	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
(in millions of U.S. dollars)
Net cash flows from operating activities	$1,933	$274	$10,788	$(3,210)	$9,785
Cash flows from investing activities
Purchases of fixed maturities available for sale	—	(49)	(26,249)	—	(26,298)
Purchases of fixed maturities held to maturity	—	—	(202)	—	(202)
Purchases of equity securities	—	—	(6,419)	—	(6,419)
Sales of fixed maturities available for sale	—	9	11,368	—	11,377
Sales of equity securities	—	—	3,880	—	3,880
Maturities and redemptions of fixed maturities available for sale	—	50	12,400	—	12,450
Maturities and redemptions of fixed maturities held to maturity	—	—	995	—	995
Net change in short-term investments	—	772	(853)	—	(81)
Net derivative instruments settlements	—	55	(168)	—	(113)
Private equity contributions	—	—	(1,924)	—	(1,924)
Private equity distributions	—	—	907	—	907
Payment, including deposit, for Huatai Group interest	—	—	(1,623)	—	(1,623)
Capital contribution	(1,200)	(72)	—	1,272	—
Other	(2)	4	(472)	—	(470)
Net cash flows from (used for) investing activities	(1,202)	769	(8,360)	1,272	(7,521)
Cash flows from financing activities
Dividends paid on Common Shares	(1,388)	—	—	—	(1,388)
Common Shares repurchased	(523)	—	—	—	(523)
Proceeds from issuance of long-term debt	—	988	—	—	988
Proceeds from issuance of repurchase agreements	—	—	2,354	—	2,354
Repayment of long-term debt	—	(1,301)	—	—	(1,301)
Repayment of repurchase agreements	—	—	(2,354)	—	(2,354)
Proceeds from share-based compensation plans	—	—	145	—	145
Advances (to) from affiliates	1,265	(1,438)	173	—	—
Dividends to parent company	—	—	(3,210)	3,210	—
Capital contribution	—	—	1,272	(1,272)	—
Net proceeds from affiliated notional cash pooling programs(1)	—	272	—	(272)	—
Policyholder contract deposits and other	—	—	470	—	470
Policyholder contract withdrawals and other	—	—	(386)	—	(386)
Other	—	—	(87)	—	(87)
Net cash flows used for financing activities	(646)	(1,479)	(1,623)	1,666	(2,082)
Effect of foreign currency rate changes on cash and restricted cash	(3)	(5)	16	—	8
Net increase (decrease) in cash and restricted cash	82	(441)	821	(272)	190
Cash and restricted cash – beginning of year (1)	2	442	1,202	—	1,646
Cash and restricted cash – end of year (1)	$84	$1	$2,023	$(272)	$1,836
(1)Chubb maintains two notional multi-currency cash pools (Pools) with a third-party bank. Refer to Note 1 f) for additional information. At December 31, 2020, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2019	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
(in millions of U.S. dollars)
Net cash flows from operating activities	$412	$2,926	$6,878	$(3,874)	$6,342
Cash flows from investing activities
Purchases of fixed maturities available for sale	—	(21)	(25,825)	—	(25,846)
Purchases of fixed maturities held to maturity	—	—	(229)	—	(229)
Purchases of equity securities	—	—	(531)	—	(531)
Sales of fixed maturities available for sale	—	1	13,115	—	13,116
Sales of equity securities	—	—	611	—	611
Maturities and redemptions of fixed maturities available for sale	—	41	8,998	—	9,039
Maturities and redemptions of fixed maturities held to maturity	—	—	946	—	946
Net change in short-term investments	—	(808)	(309)	—	(1,117)
Net derivative instruments settlements	—	(74)	(629)	—	(703)
Private equity contributions	—	—	(1,315)	—	(1,315)
Private equity distributions	—	—	1,390	—	1,390
Capital contribution	(1,000)	(110)	—	1,110	—
Acquisition of subsidiaries (net of cash acquired of $45)	—	—	(29)	—	(29)
Payment, including deposit, for Huatai Group interest	—	—	(580)	—	(580)
Other	—	(4)	(653)	—	(657)
Net cash flows used for investing activities	(1,000)	(975)	(5,040)	1,110	(5,905)
Cash flows from financing activities
Dividends paid on Common Shares	(1,354)	—	—	—	(1,354)
Common Shares repurchased	(327)	—	(1,203)	—	(1,530)
Proceeds from issuance of long-term debt	—	2,828	—	—	2,828
Proceeds from issuance of repurchase agreements	—	—	2,817	—	2,817
Repayment of long-term debt	—	(500)	(10)	—	(510)
Repayment of repurchase agreements	—	—	(2,817)	—	(2,817)
Proceeds from share-based compensation plans	—	—	204	—	204
Advances (to) from affiliates	2,301	(3,223)	922	—	—
Dividends to parent company	—	—	(3,874)	3,874	—
Capital contribution	—	—	1,110	(1,110)	—
Net proceeds payments to affiliated notional cash pooling programs(1)	(35)	(617)	—	652	—
Policyholder contract deposits	—	—	514	—	514
Policyholder contract withdrawals	—	—	(303)	—	(303)
Net cash flows from (used for) financing activities	585	(1,512)	(2,640)	3,416	(151)
Effect of foreign currency rate changes on cash and restricted cash	4	1	15	—	20
Net increase (decrease) in cash and restricted cash	1	440	(787)	652	306
Cash and restricted cash – beginning of year (1)	1	2	1,989	(652)	1,340
Cash and restricted cash – end of year (1)	$2	$442	$1,202	$—	$1,646
(1)Chubb maintains two notional multi-currency cash pools (Pools) with a third-party bank. Refer to Note 1 f) for additional information. At December 31, 2018, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

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
(1)Chubb maintains two notional multi-currency cash pools (Pools) with a third-party bank. Refer to Note 1 f) for additional information. At December 31, 2018 and 2017, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

SCHEDULE I
Chubb Limited and Subsidiaries

SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2020 (in millions of U.S. dollars)	Cost or Amortized Cost, Net (1)	Fair Value	Amount at Which Shown in the Balance Sheet
Fixed maturities available for sale
U.S. Treasury / Agency	$2,471	$2,670	$2,670
Non-U.S.	24,588	26,354	26,354
Corporate and asset-backed securities	34,081	36,331	36,331
Mortgage-backed securities	17,456	18,470	18,470
Municipal	6,572	6,874	6,874
Total fixed maturities available for sale	85,168	90,699	90,699
Fixed maturities held to maturity
U.S. Treasury / Agency	1,392	1,452	1,392
Non-U.S.	1,288	1,405	1,288
Corporate and asset-backed securities	2,150	2,438	2,150
Mortgage-backed securities	1,999	2,146	1,999
Municipal	4,824	5,069	4,824
Total fixed maturities held to maturity	11,653	12,510	11,653
Equity securities
Industrial, miscellaneous, and all other	4,027	4,027	4,027
Short-term investments	4,349	4,345	4,345
Other investments (2)	7,826	7,826	7,826
Total investments - other than investments in related parties	$113,023	$119,407	$118,550
(1)     Net of valuation allowance for expected credit losses.
(2)     Excludes $119 million of related party investments.

SCHEDULE II
Chubb Limited and Subsidiaries

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS (Parent Company Only)

	December 31	December 31
(in millions of U.S. dollars)	2020	2019
Assets
Investments in subsidiaries and affiliates on equity basis	$56,148	$50,853
Total investments	56,148	50,853
Cash	84	2
Due from subsidiaries and affiliates, net	3,522	4,776
Other assets	10	12
Total assets	$59,764	$55,643
Liabilities
Accounts payable, accrued expenses, and other liabilities	$323	$312
Total liabilities	323	312
Shareholders' equity
Common Shares	11,064	11,121
Common Shares in treasury	(3,644)	(3,754)
Additional paid-in capital	9,815	11,203
Retained earnings	39,337	36,142
Accumulated other comprehensive income	2,869	619
Total shareholders' equity	59,441	55,331
Total liabilities and shareholders' equity	$59,764	$55,643
The condensed financial information should be read in conjunction with the Consolidated Financial Statements and notes thereto.

SCHEDULE II (continued)
Chubb Limited and Subsidiaries

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF OPERATIONS (Parent Company Only)

	Year Ended December 31
(in millions of U.S. dollars)	2020	2019	2018
Revenues
Investment income (1)	$155	$227	$305
Equity in net income of subsidiaries and affiliates	3,457	4,307	3,753
	3,612	4,534	4,058
Expenses
Administrative and other (income) expense	55	65	63
Chubb integration expenses	—	1	14
Income tax expense	24	14	19
	79	80	96
Net income	$3,533	$4,454	$3,962
Comprehensive income	$5,783	$7,521	$1,242
(1)Includes net investment income, interest income, and net realized gains (losses).
The condensed financial information should be read in conjunction with the Consolidated Financial Statements and notes thereto.

STATEMENTS OF CASH FLOWS (Parent Company Only)

	Year Ended December 31
(in millions of U.S. dollars)	2020	2019	2018
Net cash flows from operating activities (1)	$1,933	$412	$256
Cash flows from investing activities
Capital contribution	(1,200)	(1,000)	(1,475)
Other	(2)	—	—
Net cash flows used for investing activities	(1,202)	(1,000)	(1,475)
Cash flows from financing activities
Dividends paid on Common Shares	(1,388)	(1,354)	(1,337)
Common Shares repurchased	(523)	(327)	—
Advances from affiliates	1,265	2,301	2,519
Net proceeds from (payments to) affiliated notional cash pooling programs (2)	—	(35)	35
Net cash flows from (used for) financing activities	(646)	585	1,217
Effect of foreign currency rate changes on cash and restricted cash	(3)	4	—
Net increase (decrease) in cash and restricted cash	82	1	(2)
Cash and restricted cash – beginning of year	2	1	3
Cash and restricted cash – end of year	$84	$2	$1
(1) Includes cash dividends received from subsidiaries of $2.0 billion, $200 million, and $75 million in 2020, 2019, and 2018, respectively.
(2) Chubb maintains two notional multicurrency cash pools (Pools) with a third-party bank. Refer to Note 1 f) for additional information.
The condensed financial information should be read in conjunction with the Consolidated Financial Statements and notes thereto.

SCHEDULE IV
Chubb Limited and Subsidiaries
SUPPLEMENTAL INFORMATION CONCERNING REINSURANCE

Premiums Earned
For the years ended December 31, 2020, 2019, and 2018 (in millions of U.S. dollars, except for percentages)	Direct Amount	Ceded To Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
2020
Property and Casualty	$31,546	$6,782	$3,044	$27,808	11%
Accident and Health	4,249	368	111	3,992	3%
Life	1,242	93	168	1,317	13%
Total	$37,037	$7,243	$3,323	$33,117	10%
2019
Property and Casualty	$30,339	$7,236	$2,797	$25,900	11%
Accident and Health	4,546	376	119	4,289	3%
Life	991	81	191	1,101	17%
Total	$35,876	$7,693	$3,107	$31,290	10%
2018
Property and Casualty	$28,793	$6,792	$2,812	$24,813	11%
Accident and Health	4,409	342	162	4,229	4%
Life	906	85	201	1,022	20%
Total	$34,108	$7,219	$3,175	$30,064	11%

SCHEDULE VI
Chubb Limited and Subsidiaries
SUPPLEMENTARY INFORMATION CONCERNING PROPERTY AND CASUALTY OPERATIONS

As of and for the years ended December 31, 2020, 2019, and 2018 (in millions of U.S. dollars)
	Deferred Policy Acquisition Costs	Net Reserves for Unpaid Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Net Losses and Loss Expenses Incurred Related to		Amortization of Deferred Policy Acquisition Costs	Net Paid Losses and Loss Expenses	Net Premiums Written
						Current Year	Prior Year
2020	$4,244	$53,164	$17,652	$31,800	$3,074	$22,124	$(414)	$6,076	$17,434	$32,471
2019	$4,161	$48,509	$16,771	$30,189	$3,141	$19,575	$(845)	$5,831	$18,473	$31,126
2018	$3,926	$48,271	$15,532	$29,042	$3,047	$19,048	$(981)	$5,630	$18,340	$29,505