Form 10-Q
period 2021-03-31
Chubb Ltd
filed 2021-04-30
CIK 896159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021
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
Yes  ☐                                               No  ☑
The number of registrant’s Common Shares (CHF 24.15 par value) outstanding as of April 16, 2021 was 449,690,575.

CHUBB LIMITED
INDEX TO FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements
CONSOLIDATED BALANCE SHEETS (Unaudited)
Chubb Limited and Subsidiaries

	March 31	December 31
(in millions of U.S. dollars, except share and per share data)	2021	2020
Assets
Investments
Fixed maturities available for sale, at fair value, net of valuation allowance - $15 and $20 (amortized cost – $87,873 and $85,188)	$91,071	$90,699
Fixed maturities held to maturity, at amortized cost, net of valuation allowance - $43 and $44 (fair value – $11,752 and $12,510)	11,132	11,653
Equity securities, at fair value	4,405	4,027
Short-term investments, at fair value (amortized cost – $3,736 and $4,349)	3,735	4,345
Other investments, at fair value	8,636	7,945
Total investments	118,979	118,669
Cash	1,684	1,747
Restricted cash	157	89
Securities lending collateral	2,076	1,844
Accrued investment income	857	867
Insurance and reinsurance balances receivable, net of valuation allowance - $43 and $44	10,573	10,480
Reinsurance recoverable on losses and loss expenses, net of valuation allowance - $317 and $314	15,914	15,592
Reinsurance recoverable on policy benefits	202	206
Deferred policy acquisition costs	5,443	5,402
Value of business acquired	258	263
Goodwill	15,412	15,400
Other intangible assets	5,749	5,811
Prepaid reinsurance premiums	2,835	2,769
Investments in partially-owned insurance companies	2,871	2,813
Other assets	8,967	8,822
Total assets	$191,977	$190,774
Liabilities
Unpaid losses and loss expenses	$69,255	$67,811
Unearned premiums	18,040	17,652
Future policy benefits	5,839	5,713
Insurance and reinsurance balances payable	6,566	6,708
Securities lending payable	2,076	1,844
Accounts payable, accrued expenses, and other liabilities	14,051	14,052
Deferred tax liabilities	482	892
Repurchase agreements	1,405	1,405
Long-term debt	14,879	14,948
Trust preferred securities	308	308
Total liabilities	132,901	131,333
Commitments and contingencies (refer to Note 7)
Shareholders’ equity
Common Shares (CHF 24.15 par value; 477,605,264 shares issued; 449,676,959 and 450,732,625 shares outstanding)	11,064	11,064
Common Shares in treasury (27,928,305 and 26,872,639 shares)	(3,901)	(3,644)
Additional paid-in capital	9,318	9,815
Retained earnings	41,637	39,337
Accumulated other comprehensive income (AOCI)	958	2,869
Total shareholders’ equity	59,076	59,441
Total liabilities and shareholders’ equity	$191,977	$190,774
See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended
	March 31
(in millions of U.S. dollars, except per share data)	2021	2020
Revenues
Net premiums written	$8,662	$7,977
Increase in unearned premiums	(441)	(183)
Net premiums earned	8,221	7,794
Net investment income	863	861
Net realized gains (losses) (includes $24 and $(319) reclassified from AOCI)	887	(958)
Total revenues	9,971	7,697
Expenses
Losses and loss expenses	5,053	4,485
Policy benefits	167	129
Policy acquisition costs	1,665	1,615
Administrative expenses	744	741
Interest expense	122	132
Other (income) expense	(490)	55
Amortization of purchased intangibles	72	73
Total expenses	7,333	7,230
Income before income tax	2,638	467
Income tax expense (benefit) (includes $4 and $(40) on unrealized gains and losses reclassified from AOCI)	338	215
Net income	$2,300	$252
Other comprehensive income (loss)
Unrealized depreciation	$(2,293)	$(2,479)
Reclassification adjustment for net realized (gains) losses included in net income	(24)	319
	(2,317)	(2,160)
Change in:
Cumulative foreign currency translation adjustment	22	(859)
Postretirement benefit liability adjustment	(28)	(14)
Other comprehensive loss, before income tax	(2,323)	(3,033)
Income tax benefit related to OCI items	412	321
Other comprehensive loss	(1,911)	(2,712)
Comprehensive income (loss)	$389	$(2,460)
Earnings per share
Basic earnings per share	$5.10	$0.56
Diluted earnings per share	$5.07	$0.55
See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2021	2020
Common Shares
Balance – beginning and end of period	$11,064	$11,121
Common Shares in treasury
Balance – beginning of period	(3,644)	(3,754)
Common Shares repurchased	(519)	(326)
Net shares issued under employee share-based compensation plans	262	208
Balance – end of period	(3,901)	(3,872)
Additional paid-in capital
Balance – beginning of period	9,815	11,203
Net shares issued under employee share-based compensation plans	(187)	(196)
Exercise of stock options	(24)	(26)
Share-based compensation expense	66	69
Funding of dividends declared to Retained earnings	(352)	(340)
Balance – end of period	9,318	10,710
Retained earnings
Balance – beginning of period	39,337	36,142
Cumulative effect of adoption of accounting guidance	—	(63)
Balance – beginning of period, as adjusted	39,337	36,079
Net income	2,300	252
Funding of dividends declared from Additional paid-in capital	352	340
Dividends declared on Common Shares	(352)	(340)
Balance – end of period	41,637	36,331
Accumulated other comprehensive income (loss)
Net unrealized appreciation (depreciation) on investments
Balance – beginning of period	4,673	2,543
Change in period, before reclassification from AOCI, net of income tax benefit of $401 and $324	(1,892)	(2,155)
Amounts reclassified from AOCI, net of income tax (expense) benefit of $4 and $(40)	(20)	279
Change in period, net of income tax benefit of $405 and $284	(1,912)	(1,876)
Balance – end of period	2,761	667
Cumulative foreign currency translation adjustment
Balance – beginning of period	(1,637)	(1,939)
Change in period, net of income tax benefit of $2 and $34	24	(825)
Balance – end of period	(1,613)	(2,764)
Postretirement benefit liability adjustment
Balance – beginning of period	(167)	15
Change in period, net of income tax benefit of $5 and $3	(23)	(11)
Balance – end of period	(190)	4
Accumulated other comprehensive income (loss)	958	(2,093)
Total shareholders’ equity	$59,076	$52,197
See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2021	2020
Cash flows from operating activities
Net income	$2,300	$252
Adjustments to reconcile net income to net cash flows from operating activities
Net realized (gains) losses	(887)	958
Amortization of premiums/discounts on fixed maturities	76	87
Amortization of purchased intangibles	72	73
Deferred income taxes	—	(13)
Unpaid losses and loss expenses	1,368	228
Unearned premiums	503	192
Future policy benefits	47	31
Insurance and reinsurance balances payable	(36)	2
Accounts payable, accrued expenses, and other liabilities	(663)	(392)
Income taxes payable	101	109
Insurance and reinsurance balances receivable	(209)	(6)
Reinsurance recoverable	(290)	116
Deferred policy acquisition costs	(81)	(65)
Other	(196)	140
Net cash flows from operating activities	2,105	1,712
Cash flows from investing activities
Purchases of fixed maturities available for sale	(7,738)	(6,474)
Purchases of fixed maturities held to maturity	(102)	(6)
Purchases of equity securities	(351)	(1,380)
Sales of fixed maturities available for sale	1,343	4,687
Sales of equity securities	351	131
Maturities and redemptions of fixed maturities available for sale	4,289	2,756
Maturities and redemptions of fixed maturities held to maturity	604	440
Net change in short-term investments	595	552
Net derivative instruments settlements	87	109
Private equity contributions	(427)	(361)
Private equity distributions	206	211
Payment, including deposit, for Huatai Group interest	(65)	(1,550)
Other	(44)	(125)
Net cash flows used for investing activities	(1,252)	(1,010)
Cash flows from financing activities
Dividends paid on Common Shares	(352)	(339)
Common Shares repurchased	(519)	(323)
Proceeds from issuance of repurchase agreements	450	952
Repayment of repurchase agreements	(450)	(952)
Proceeds from share-based compensation plans	115	47
Policyholder contract deposits and other	133	135
Policyholder contract withdrawals and other	(124)	(162)
Other	(65)	(3)
Net cash flows used for financing activities	(812)	(645)
Effect of foreign currency rate changes on cash and restricted cash	(36)	(45)
Net increase in cash and restricted cash	5	12
Cash and restricted cash – beginning of period	1,836	1,646
Cash and restricted cash – end of period	$1,841	$1,658
Supplemental cash flow information
Taxes paid	$236	$107
Interest paid	$90	$91
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

The results of operations and cash flows for any interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2020 Form 10-K.

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

The following table provides a reconciliation of cash and restricted cash reported within the Consolidated balance sheets that total to the amounts shown in the Consolidated statements of cash flows:

	March 31	December 31
(in millions of U.S. dollars)	2021	2020
Cash	$1,684	$1,747
Restricted cash	157	89
Total cash and restricted cash shown in the Consolidated statements of cash flows	$1,841	$1,836

c) Goodwill
During the three months ended March 31, 2021, Goodwill increased $12 million, primarily reflecting the impact of foreign exchange.

d) Accounting guidance not yet adopted
Targeted Improvements to the Accounting for Long-Duration Contracts
In August 2018, the FASB issued guidance to improve the existing recognition, measurement, presentation, and disclosure requirements for long-duration contracts issued by an insurance entity. The amendments in this update require more frequent updating of assumptions and a standardized discount rate for the future policy benefit liability, a requirement to use the fair value measurement model for policies with market risk benefits, simplified amortization of deferred acquisition costs, and enhanced disclosures. This standard will be effective in the first quarter of 2023 with early adoption permitted. We are currently assessing the effect of adopting this guidance on our financial condition and results of operations. We will be better able to quantify the effect of adopting this standard as we progress in our implementation process and draw nearer to the date of adoption.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

2. Acquisitions

Huatai Group
Chubb maintains a direct investment in Huatai Insurance Group Co., Ltd. (Huatai Group). Huatai Group is the parent company of, and owns 100 percent of, Huatai Property & Casualty Insurance Co., Ltd. (Huatai P&C), approximately 80 percent of Huatai Life Insurance Co., Ltd. (Huatai Life), and approximately 82 percent of Huatai Asset Management Co., Ltd. (collectively, Huatai). Huatai Group's insurance operations have more than 600 branches and 17 million customers in China. In November 2020, we completed the purchase of an incremental 0.9 percent ownership interest in Huatai Group for approximately $65 million, which was paid in January 2021.

As of March 31, 2021, Chubb's aggregate ownership interest in Huatai Group was approximately 47.1 percent. Chubb applies the equity method of accounting to its investment in Huatai Group by recording its share of net income or loss in Other (income) expense in the Consolidated statements of operations. In 2019, Chubb entered into an agreement to acquire an additional 7.1 percent ownership interest in Huatai Group. The purchase of the additional 7.1 percent ownership interest is contingent upon important conditions. Upon completion of the 7.1 percent purchase, Chubb is expected to obtain majority ownership of Huatai Group and control of Huatai. At that time, Chubb is expected to apply consolidation accounting and discontinue the application of the equity method of accounting.

3. Investments

a) Fixed maturities

March 31, 2021	Amortized Cost	Valuation Allowance	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
(in millions of U.S. dollars)
Available for sale
U.S. Treasury / Agency	$2,413	$—	$121	$(7)	$2,527
Non-U.S.	25,147	(6)	1,214	(189)	26,166
Corporate and asset-backed securities	35,224	(9)	1,474	(289)	36,400
Mortgage-backed securities	18,788	—	738	(89)	19,437
Municipal	6,301	—	254	(14)	6,541
	$87,873	$(15)	$3,801	$(588)	$91,071
	Amortized Cost	Valuation Allowance	Net Carrying Value	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value

Held to maturity
U.S. Treasury / Agency	$1,158	$—	$1,158	$39	$—	$1,197
Non-U.S.	1,276	(6)	1,270	82	(1)	1,351
Corporate and asset-backed securities	2,163	(35)	2,128	183	—	2,311
Mortgage-backed securities	1,888	(1)	1,887	110	—	1,997
Municipal	4,690	(1)	4,689	207	—	4,896
	$11,175	$(43)	$11,132	$621	$(1)	$11,752

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

December 31, 2020	Amortized Cost	Valuation Allowance	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
(in millions of U.S. dollars)
Available for sale
U.S. Treasury / Agency	$2,471	$—	$199	$—	$2,670
Non-U.S.	24,594	(6)	1,808	(42)	26,354
Corporate and asset-backed securities	34,095	(14)	2,322	(72)	36,331
Mortgage-backed securities	17,456	—	1,022	(8)	18,470
Municipal	6,572	—	304	(2)	6,874
	$85,188	$(20)	$5,655	$(124)	$90,699
	Amortized Cost	Valuation Allowance	Net Carrying Value	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value

Held to maturity
U.S. Treasury / Agency	$1,392	$—	$1,392	$60	$—	$1,452
Non-U.S.	1,295	(7)	1,288	118	(1)	1,405
Corporate and asset-backed securities	2,185	(35)	2,150	288	—	2,438
Mortgage-backed securities	2,000	(1)	1,999	148	(1)	2,146
Municipal	4,825	(1)	4,824	245	—	5,069
	$11,697	$(44)	$11,653	$859	$(2)	$12,510

The following table presents the amortized cost of our HTM securities according to S&P rating:

	March 31, 2021		December 31, 2020
(in millions of U.S. dollars, except for percentages)	Amortized cost	% of Total	Amortized cost	% of Total
AAA	$2,404	22%	$2,511	22%
AA	5,815	52%	6,193	53%
A	2,109	19%	2,138	18%
BBB	818	7%	826	7%
BB	28	—%	28	—%
Other	1	—%	1	—%
Total	$11,175	100%	$11,697	100%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents fixed maturities by contractual maturity:

		March 31		December 31
		2021		2020
(in millions of U.S. dollars)	Net Carrying Value	Fair Value	Net Carrying Value	Fair Value
Available for sale
Due in 1 year or less	$4,767	$4,767	$4,760	$4,760
Due after 1 year through 5 years	26,100	26,100	26,227	26,227
Due after 5 years through 10 years	27,394	27,394	27,232	27,232
Due after 10 years	13,373	13,373	14,010	14,010
	71,634	71,634	72,229	72,229
Mortgage-backed securities	19,437	19,437	18,470	18,470
	$91,071	$91,071	$90,699	$90,699
Held to maturity
Due in 1 year or less	$1,099	$1,109	$1,231	$1,240
Due after 1 year through 5 years	3,471	3,613	3,592	3,760
Due after 5 years through 10 years	2,918	3,072	3,029	3,228
Due after 10 years	1,757	1,961	1,802	2,136
	9,245	9,755	9,654	10,364
Mortgage-backed securities	1,887	1,997	1,999	2,146
	$11,132	$11,752	$11,653	$12,510

Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

b) Gross unrealized loss
Fixed maturities in an unrealized loss position at March 31, 2021 comprised both investment grade and below investment grade securities for which fair value declined primarily due to widening credit spreads since the date of purchase.

The following tables present, for AFS fixed maturities in an unrealized loss position (including securities on loan) that are not deemed to have expected credit losses, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	0 – 12 Months		Over 12 Months		Total
March 31, 2021	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. Treasury / Agency	$220	$(7)	$—	$—	$220	$(7)
Non-U.S.	4,775	(161)	381	(19)	5,156	(180)
Corporate and asset-backed securities	6,753	(254)	737	(19)	7,490	(273)
Mortgage-backed securities	5,470	(87)	62	(2)	5,532	(89)
Municipal	367	(13)	14	(1)	381	(14)
Total AFS fixed maturities	$17,585	$(522)	$1,194	$(41)	$18,779	$(563)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	0 – 12 Months		Over 12 Months		Total
December 31, 2020	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
Non-U.S.	$1,628	$(35)	$114	$(5)	$1,742	$(40)
Corporate and asset-backed securities	2,212	(33)	593	(14)	2,805	(47)
Mortgage-backed securities	875	(6)	35	(2)	910	(8)
Municipal	40	(1)	16	(1)	56	(2)
Total AFS fixed maturities	$4,755	$(75)	$758	$(22)	$5,513	$(97)

c) Net realized gains (losses)

The following table presents the components of Net realized gains (losses):

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2021	2020
Fixed maturities:
Gross realized gains	$37	$77
Gross realized losses	(19)	(125)
Net (provision for) recovery of expected credit losses	6	(150)
Impairment (1)	—	(121)
Total fixed maturities	$24	$(319)
Equity securities	367	(29)
Other investments	38	5
Foreign exchange gains (losses)	76	(68)
Investment and embedded derivative instruments	109	15
Fair value adjustments on insurance derivative	319	(685)
S&P futures	(44)	125
Other derivative instruments	(1)	(2)
Other	(1)	—
Net realized gains (losses) (pre-tax)	$887	$(958)
(1)Relates to certain securities we intended to sell and securities written to market entering default.

Realized gains and losses from Equity securities and Other investments from the table above include sales of securities and unrealized gains and losses from fair value changes as follows:

				Three Months Ended
				March 31
	2021			2020
(in millions of U.S. dollars)	Equity Securities	Other Investments	Total	Equity Securities	Other Investments	Total
Net gains (losses) recognized during the period	$367	$38	$405	$(29)	$5	$(24)
Less: Net gains (losses) recognized from sales of securities	45	—	45	(24)	—	(24)
Unrealized gains (losses) recognized for securities still held at reporting date	$322	$38	$360	$(5)	$5	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents a roll-forward of valuation allowance for expected credit losses on fixed maturities:

	Three Months Ended
		March 31
(in millions of U.S. dollars)	2021	2020
Available for sale
Valuation allowance for expected credit losses - beginning of period	$20	$—
Impact of adoption of new accounting guidance	—	25
Provision for expected credit loss	4	149
Initial allowance for purchased securities with credit deterioration	—	2
Recovery of expected credit loss	(9)	—
Valuation allowance for expected credit losses - end of period	$15	$176
Held to maturity
Valuation allowance for expected credit losses - beginning of period	$44	$—
Impact of adoption of new accounting guidance	—	44
Provision for expected credit loss	—	1
Recovery of expected credit loss	(1)	—
Valuation allowance for expected credit losses - end of period	$43	$45

d) Alternative investments
Alternative investments include partially-owned investment companies, investment funds, and limited partnerships measured at fair value using net asset value (NAV) as a practical expedient. The following table presents, by investment category, the expected liquidation period, fair value, and maximum future funding commitments of alternative investments:

			March 31		December 31
	Expected Liquidation Period of Underlying Assets		2021		2020
(in millions of U.S. dollars)		Fair Value	Maximum Future Funding Commitments	Fair Value	Maximum Future Funding Commitments
Financial	2 to 10 Years	$710	$270	$673	$237
Real Assets	2 to 11 Years	942	621	805	598
Distressed	2 to 8 Years	481	864	358	970
Private Credit	3 to 8 Years	86	276	88	270
Traditional	2 to 14 Years	4,912	1,039	4,519	1,125
Vintage	1 to 2 Years	72	—	73	—
Investment funds	Not Applicable	254	—	254	—
		$7,457	$3,070	$6,770	$3,200

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

e) Restricted assets
Chubb is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutory regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. Chubb is also required to restrict assets pledged under repurchase agreements, which represent Chubb's agreement to sell securities and repurchase them at a future date for a predetermined price. We use trust funds in certain large reinsurance transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit (LOC) requirements. We have investments in segregated portfolios primarily to provide collateral or guarantees for LOC and derivative transactions. Included in restricted assets at March 31, 2021 and December 31, 2020 are investments, primarily fixed maturities, totaling $20.8 billion and $19.6 billion, respectively, and cash of $157 million and $89 million, respectively.
The following table presents the components of restricted assets:

	March 31	December 31
(in millions of U.S. dollars)	2021	2020
Trust funds	$13,553	$12,305
Deposits with U.S. regulatory authorities	2,424	2,438
Deposits with non-U.S. regulatory authorities	2,917	2,905
Assets pledged under repurchase agreements	1,458	1,462
Other pledged assets	638	584
Total	$20,990	$19,694

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Financial instruments measured at fair value on a recurring basis, by valuation hierarchy

March 31, 2021	Level 1	Level 2	Level 3	Total
(in millions of U.S. dollars)
Assets:
Fixed maturities available for sale
U.S. Treasury / Agency	$2,044	$483	$—	$2,527
Non-U.S.	—	25,516	650	26,166
Corporate and asset-backed securities	—	34,788	1,612	36,400
Mortgage-backed securities	—	19,386	51	19,437
Municipal	—	6,541	—	6,541
	2,044	86,714	2,313	91,071
Equity securities	4,330	—	75	4,405
Short-term investments	2,279	1,455	1	3,735
Other investments (1)	421	446	10	877
Securities lending collateral	—	2,076	—	2,076
Investment derivative instruments	69	—	—	69
Other derivative instruments	2	—	—	2
Separate account assets	4,493	115	—	4,608
Total assets measured at fair value (1)	$13,638	$90,806	$2,399	$106,843
Liabilities:
Investment derivative instruments	$79	$—	$—	$79
Other derivative instruments	7	—	—	7
GLB (2)	—	—	760	760
Total liabilities measured at fair value	$86	$—	$760	$846
(1)Excluded from the table above are partially-owned investments, investment funds, and limited partnerships of $7,457 million, policy loans of $232 million and other investments of $70 million at March 31, 2021 measured using NAV as a practical expedient.
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

(in millions of U.S. dollars, except for percentages)	Fair Value		Valuation Technique	Significant Unobservable Inputs	Ranges	Weighted Average (1)
	March 31, 2021	December 31, 2020
GLB (1)	$760	$1,089	Actuarial model	Lapse rate	3% – 34%	4.6%
				Annuitization rate	0% – 100%	3.4%
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The effect of changes in key market factors on assumed lapse and annuitization rates reflect emerging trends using data available from cedants. For treaties with limited experience, rates are established in line with data received from other ceding companies adjusted, as appropriate, with industry estimates. The model and related assumptions are regularly re-evaluated by management and enhanced, as appropriate, based upon additional experience obtained related to policyholder behavior and availability of updated information such as market conditions, market participant assumptions, and demographics of in-force annuities. For the three months ended March 31, 2021 and 2020, no material refinements were made to the model. For detailed information on our lapse and annuitization rate assumptions, refer to Note 4 to the Consolidated Financial Statements of our 2020 Form 10-K.

The following tables present a reconciliation of the beginning and ending balances of financial instruments measured at fair value using significant unobservable inputs (Level 3):

	Assets						Liabilities
Three Months Ended March 31, 2021 (in millions of U.S. dollars)	Available-for-Sale Debt Securities			Equity securities	Short-term investments	Other investments	GLB (1)
	Non-U.S.	Corporate and asset- backed securities	Mortgage-backed securities

Balance, beginning of period	$546	$1,573	$60	$73	$5	$10	$1,089
Transfers into Level 3	—	17	—	—	—	—	—
Change in Net Unrealized Gains/Losses in OCI	8	6	—	—	—	—	—
Net Realized Gains/Losses	—	(3)	—	2	—	—	(319)
Purchases	121	169	—	3	1	—	—
Sales	(7)	(25)	—	(3)	—	—	—
Settlements	(18)	(125)	(9)	—	(5)	—	—
Other	—	—	—	—	—	—	(10)
Balance, end of period	$650	$1,612	$51	$75	$1	$10	$760
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$—	$(3)	$—	$2	$—	$—	$(319)
Change in Net Unrealized Gains/Losses included in OCI at the Balance sheet date	$10	$11	$—	$—	$—	$—	$—
(1)Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	Assets						Liabilities
Three Months Ended March 31, 2020 (in millions of U.S. dollars)	Available-for-Sale Debt Securities			Equity securities	Short-term investments	Other investments	GLB (1)
	Non-U.S.	Corporate and asset- backed securities	Mortgage-backed securities

Balance, beginning of period	$449	$1,451	$60	$69	$6	$10	$897
Transfers into Level 3	—	91	—	—	—	—	—
Transfers out of Level 3	(3)	(1)	—	—	—	—	—
Change in Net Unrealized Gains/ Losses in OCI	(14)	(45)	—	1	—	—	—
Net Realized Gains/Losses	(2)	(13)	—	(2)	—	—	685
Purchases	82	139	—	3	1	—	—
Sales	(46)	(19)	—	(4)	—	—	—
Settlements	(1)	(101)	—	—	(6)	—	—
Other	—	—	—	—	—	—	9
Balance, end of period	$465	$1,502	$60	$67	$1	$10	$1,591
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$—	$(14)	$—	$(2)	$—	$—	$685
Change in Net Unrealized Gains/Losses included in OCI at the Balance sheet date	$(15)	$(44)	$—	$—	$—	$—	$—
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

The carrying values of cash, other assets, other liabilities, and other financial instruments not included below approximated their fair values. Refer to the 2020 Form 10-K for information on the fair value methods and assumptions for investments in partially-owned insurance companies, short-term and long-term debt, repurchase agreements, and trust-preferred securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following tables present fair value, by valuation hierarchy, and carrying value of the financial instruments not measured at fair value:

March 31, 2021	Fair Value				Net Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities held to maturity
U.S. Treasury / Agency	$1,144	$53	$—	$1,197	$1,158
Non-U.S.	—	1,351	—	1,351	1,270
Corporate and asset-backed securities	—	2,311	—	2,311	2,128
Mortgage-backed securities	—	1,997	—	1,997	1,887
Municipal	—	4,896	—	4,896	4,689
Total assets	$1,144	$10,608	$—	$11,752	$11,132
Liabilities:
Repurchase agreements	$—	$1,405	$—	$1,405	$1,405
Long-term debt	—	16,408	—	16,408	14,879
Trust preferred securities	—	470	—	470	308
Total liabilities	$—	$18,283	$—	$18,283	$16,592

December 31, 2020	Fair Value				Net Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities held to maturity
U.S. Treasury / Agency	$1,395	$57	$—	$1,452	$1,392
Non-U.S.	—	1,405	—	1,405	1,288
Corporate and asset-backed securities	—	2,438	—	2,438	2,150
Mortgage-backed securities	—	2,146	—	2,146	1,999
Municipal	—	5,069	—	5,069	4,824
Total assets	$1,395	$11,115	$—	$12,510	$11,653
Liabilities:
Repurchase agreements	$—	$1,405	$—	$1,405	$1,405
Long-term debt	—	17,487	—	17,487	14,948
Trust preferred securities	—	473	—	473	308
Total liabilities	$—	$19,365	$—	$19,365	$16,661

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

5. Reinsurance

Reinsurance recoverable on ceded reinsurance

	March 31, 2021		December 31, 2020
(in millions of U.S. dollars)	Net Reinsurance Recoverable (1)	Valuation allowance	Net Reinsurance Recoverable (1)	Valuation allowance
Reinsurance recoverable on unpaid losses and loss expenses	$14,860	$258	$14,647	$257
Reinsurance recoverable on paid losses and loss expenses	1,054	59	945	57
Reinsurance recoverable on losses and loss expenses	$15,914	$317	$15,592	$314
Reinsurance recoverable on policy benefits	$202	$4	$206	$5
(1)Net of valuation allowance for uncollectible reinsurance.

The increase in reinsurance recoverable on losses and loss expenses was primarily due to unfavorable prior period development in certain lines and catastrophe losses in the quarter.

The following table presents a roll-forward of valuation allowance for uncollectible reinsurance related to Reinsurance recoverable on loss and loss expenses:

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2021	2020
Valuation allowance for uncollectible reinsurance - beginning of period	$314	$316
Provision for uncollectible reinsurance	3	2
Write-offs charged against the valuation allowance	—	(13)
Valuation allowance for uncollectible reinsurance - end of period	$317	$305
For additional information, refer to Note 1 d) to the Consolidated Financial Statements of our 2020 Form 10-K.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

6. Unpaid losses and loss expenses

The following table presents a reconciliation of beginning and ending Unpaid losses and loss expenses:

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2021	2020
Gross unpaid losses and loss expenses – beginning of period	$67,811	$62,690
Reinsurance recoverable on unpaid losses – beginning of period (1)	(14,647)	(14,181)
Net unpaid losses and loss expenses – beginning of period	53,164	48,509
Net losses and loss expenses incurred in respect of losses occurring in:
Current year	5,249	4,605
Prior years (2)	(196)	(120)
Total	5,053	4,485
Net losses and loss expenses paid in respect of losses occurring in:
Current year	732	920
Prior years	3,161	3,335
Total	3,893	4,255
Foreign currency revaluation and other	71	(565)
Net unpaid losses and loss expenses – end of period	54,395	48,174
Reinsurance recoverable on unpaid losses (1)	14,860	14,040
Gross unpaid losses and loss expenses – end of period	$69,255	$62,214
(1)    Net of valuation allowance for uncollectible reinsurance.
(2)    Relates to prior period loss reserve development only and excludes prior period development related to reinstatement premiums, expense adjustments and earned premiums totaling $4 million and $2 million for the three months ended March 31, 2021 and 2020, respectively.

Gross and net unpaid losses and loss expenses increased $1,444 million and $1,231 million, respectively, for the three months ended March 31, 2021, reflecting an increase in underlying exposure due to premium growth and catastrophe losses incurred, partially offset by favorable prior period development.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table summarizes (favorable) and adverse PPD by segment.

	Three Months Ended March 31
(in millions of U.S. dollars)	Long-tail	Short-tail	Total
2021
North America Commercial P&C Insurance	$(46)	$(81)	$(127)
North America Personal P&C Insurance	—	(40)	(40)
North America Agricultural Insurance	—	(2)	(2)
Overseas General Insurance	—	(25)	(25)
Global Reinsurance	—	(7)	(7)
Corporate	9	—	9
Total	$(37)	$(155)	$(192)
2020
North America Commercial P&C Insurance	$(43)	$(62)	$(105)
North America Personal P&C Insurance	—	1	1
North America Agricultural Insurance	—	(14)	(14)
Overseas General Insurance	—	(4)	(4)
Global Reinsurance	—	(7)	(7)
Corporate	11	—	11
Total	$(32)	$(86)	$(118)

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

North America Commercial P&C Insurance
2021
For the three months ended March 31, 2021, net favorable PPD was $127 million, which was the net result of several underlying favorable and adverse movements, and was driven by the following principal changes:

•Net favorable development of $46 million in long-tail business, primarily from:

•Net favorable development of $51 million in professional liability (errors & omissions and third-party cyber risk), driven by accident years 2016 and 2017, which saw lower than expected loss emergence, partly offset by higher than expected development in accident year 2019;

•Net favorable development of $35 million in voluntary environmental lines, driven by accident years 2017 and prior, which saw lower than expected loss emergence, partly offset by higher than expected development in accident year 2019; and

•Net adverse development of $57 million in excess and umbrella portfolios, with accident years 2015 through 2019 continuing to experience higher than expected loss development, partly offset by favorable development in accident years 2014 and prior.

•Net favorable development of $81 million in short-tail business, primarily from:

•Net favorable development of $49 million in surety, mainly in accident years 2018 and 2019, driven by lower than expected loss emergence;

•Net favorable development of $48 million in accident & health, driven by accident years 2019 and 2020, where loss emergence was lower than expected;

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

•Net favorable development of $25 million in property and marine coverages in accident year 2020, driven by lower than expected non-catastrophe loss development; and

•Net adverse development of $41 million in first-party cyber risk, driven by accident years 2019 and 2020, which experienced higher than expected loss development as well as heightened frequency and severity.

2020
For the three months ended March 31, 2020, net favorable PPD was $105 million, which was the net result of several underlying favorable and adverse movements, and was driven by the following principal changes:

•Net favorable development of $43 million in long-tail business, primarily from:

•Net favorable development of $66 million in professional liability (errors & omissions and third-party cyber risk), driven by accident years 2016 and prior, which saw lower than expected emergence;

•Net favorable development of $43 million in voluntary environmental lines, driven by accident years 2016 and prior, which saw lower than expected emergence and a favorable revision to loss development patterns;

•Net favorable development of $28 million in construction workers’ compensation, mainly in accident years 2016 and prior, which saw lower than expected reported loss emergence and a favorable revision to loss development patterns;

•Net adverse development of $49 million in excess and umbrella portfolios, with accident years 2015 through 2019 experiencing higher than expected reported development, partially offset by lower than expected emergence in accident years 2014 and prior; and

•Net adverse development of $23 million in wholesale general liability coverages, driven by higher than expected reported loss emergence in accident years 2014 through 2019.

•Net favorable development of $62 million in short-tail business, primarily from:

•Net favorable development of $36 million, in accident & health, mainly in accident years 2018 and 2019, driven by lower than expected paid loss emergence; and

•Net favorable development of $31 million in surety, driven by accident year 2018, where loss emergence was lower than expected.

North America Personal P&C Insurance
2021
For the three months ended March 31, 2021, net favorable PPD was $40 million, driven by accident year 2020, which experienced better than expected non-catastrophe loss development in homeowners and valuables.

Overseas General Insurance
2021
For the three months ended March 31, 2021, net favorable PPD was $25 million, which reflects favorable loss experience across several lines, mainly in accident year 2020, none of which were significant individually or in the aggregate.

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

The following table presents the balance sheet locations, fair values of derivative instruments in an asset or (liability) position, and notional values/payment provisions of our derivative instruments:

			March 31, 2021			December 31, 2020
	Consolidated Balance Sheet Location	Fair Value		Notional Value/ Payment Provision	Fair Value		Notional Value/ Payment Provision
(in millions of U.S. dollars)		Derivative Asset	Derivative (Liability)		Derivative Asset	Derivative (Liability)
Investment and embedded derivative instruments:
Foreign currency forward contracts	OA / (AP)	$21	$(69)	$3,657	$22	$(49)	$2,807
Options/Futures contracts on notes, bonds, and equities	OA / (AP)	48	(10)	2,063	13	(3)	1,749
Convertible securities (1)	FM AFS / ES	11	—	13	9	—	11
		$80	$(79)	$5,733	$44	$(52)	$4,567
Other derivative instruments:
Futures contracts on equities (2)	OA / (AP)	$—	$(7)	$761	$—	$(17)	$709
Other	OA / (AP)	2	—	52	—	—	16
		$2	$(7)	$813	$—	$(17)	$725
GLB (3)	(AP)	$—	$(760)	$1,506	$—	$(1,089)	$1,658
(1)Includes fair value of embedded derivatives.
(2)Related to GMDB and GLB book of business.
(3)Note that the payment provision related to GLB is the net amount at risk. The concept of a notional value does not apply to the GLB reinsurance contracts.

At March 31, 2021 and December 31, 2020, net derivative liabilities of $12 million and $30 million, respectively, included in the table above were subject to a master netting agreement. The remaining derivatives included in the table above were not subject to a master netting agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents net realized gains (losses) related to derivative instrument activity in the Consolidated statements of operations:

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2021	2020
Investment and embedded derivative instruments:
Foreign currency forward contracts	$(16)	$43
All other futures contracts, options, and equities	125	(27)
Convertible securities (1)	—	(1)
Total investment and embedded derivative instruments	$109	$15
GLB and other derivative instruments:
GLB	$319	$(685)
Futures contracts on equities (2)	(44)	125
Other	(1)	(2)
Total GLB and other derivative instruments	$274	$(562)
	$383	$(547)
(1)Includes embedded derivatives.
(2)Related to GMDB and GLB book of business.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents the carrying value of collateral held under securities lending agreements by investment category and remaining contractual maturity of the underlying agreements:

	Remaining contractual maturity
	March 31, 2021	December 31, 2020
(in millions of U.S. dollars)	Overnight and Continuous
Collateral held under securities lending agreements:
Cash	$732	$551
U.S. Treasury / Agency	116	148
Non-U.S.	1,068	1,032
Corporate and asset-backed securities	21	30
Mortgage-backed securities	1	4
Equity securities	138	79
	$2,076	$1,844
Gross amount of recognized liability for securities lending payable	$2,076	$1,844

At March 31, 2021 and December 31, 2020, our repurchase agreement obligations of $1,405 million were fully collateralized. In contrast to securities lending programs, the use of cash received is not restricted for the repurchase obligations. The fair value of the underlying securities sold remains in Fixed maturities available for sale, and the repurchase agreement obligation is recorded in Repurchase agreements in the Consolidated balance sheets.

The following table presents the carrying value of collateral pledged under repurchase agreements by investment category and remaining contractual maturity of the underlying agreements:

	Remaining contractual maturity
	March 31, 2021			December 31, 2020
	30-90 Days	Greater than 90 Days	Total	30-90 Days	Greater than 90 Days	Total
(in millions of U.S. dollars)
Collateral pledged under repurchase agreements:
Cash	$—	$10	$10	$—	$4	$4
U.S. Treasury / Agency	102	4	106	—	106	106
Mortgage-backed securities	—	1,342	1,342	481	871	1,352
	$102	$1,356	$1,458	$481	$981	$1,462
Gross amount of recognized liabilities for repurchase agreements			$1,405			$1,405
Difference (1)			$53			$57
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

d) Fixed maturities
At March 31, 2021, we have commitments to purchase fixed income securities of $591 million over the next several years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

e) Other investments
At March 31, 2021, included in Other investments in the Consolidated balance sheet are investments in limited partnerships and partially-owned investment companies with a carrying value of $7.2 billion. In connection with these investments, we have commitments that may require funding of up to $3.1 billion over the next several years. At December 31, 2020, these investments had a carrying value of $6.5 billion with a commitment that may require funding of up to $3.2 billion.

f) Income taxes
At March 31, 2021, $62 million of unrecognized tax benefits remain outstanding. It is reasonably possible that over the next twelve months, that the amount of unrecognized tax benefits may change resulting from the re-evaluation of unrecognized tax benefits arising from examinations by taxing authorities, settlements and the lapses of statutes of limitations. With few exceptions, Chubb is no longer subject to income tax examinations for years before 2012.

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

h) Leases
At March 31, 2021 and December 31, 2020, the right-of-use asset was $448 million and $473 million, respectively, recorded within Other assets on the Consolidated balance sheets and the lease liability was $490 million and $517 million, respectively, which was recorded within Accounts payable, accrued expenses, and other liabilities on the Consolidated balance sheets. These leases consist principally of real estate operating leases that are amortized on a straight-line basis over the term of the lease, which expire at various dates.

8. Shareholders’ equity

All of Chubb’s Common Shares are authorized under Swiss corporate law. Though the par value of Common Shares is stated in Swiss francs, Chubb continues to use U.S. dollars as its reporting currency for preparing the Consolidated Financial statements. Under Swiss corporate law, dividends, including distributions through a reduction in par value (par value reduction) or from legal reserves, must be stated in Swiss francs though dividend payments are made by Chubb in U.S. dollars. At March 31, 2021, our Common Shares had a par value of CHF 24.15 per share.

At our May 2020 and 2019 annual general meetings, our shareholders approved annual dividends for the following year of up to $3.12 per share and $3.00 per share, respectively, which were paid in four quarterly installments of $0.78 per share and $0.75 per share, respectively, at dates determined by the Board of Directors (Board) after the annual general meetings by way of a distribution from capital contribution reserves, transferred to free reserves for payment.

Dividend distributions per Common Share for the three months ended March 31, 2021 and 2020 were $0.78 (CHF 0.70) and $0.75 (CHF 0.72), respectively.

Increases in Common Shares in treasury are due to open market repurchases of Common Shares and the surrender of Common Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock and the forfeiture of unvested restricted stock. Decreases in Common Shares in treasury are principally due to grants of restricted stock, exercises of stock options, purchases under the Employee Stock Purchase Plan (ESPP), and share cancellations. At March 31, 2021, 27,928,305 Common Shares remain in treasury after share repurchases and 2,054,334 net shares issued under employee share-based compensation plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Chubb Limited securities repurchase authorizations
In November 2019, the Board authorized the repurchase of up to $1.5 billion of Chubb's Common Shares from November 21, 2019 through December 31, 2020. In November 2020, the Board authorized the repurchase of up to $1.5 billion of Chubb's Common Shares from November 19, 2020 through December 31, 2021. The $1.5 billion November 2019 Board authorization remained effective through December 31, 2020. Repurchases through December 31, 2020 were made under this authorization. In February 2021, the Board approved an increase to the November 2020 share repurchase program of $1.0 billion to a total of $2.5 billion, effective through December 31, 2021.

The following table presents repurchases of Chubb's Common Shares conducted in a series of open market transactions under the Board authorizations:

	Three Months Ended		April 1, 2021 through April 29, 2021
		March 31
(in millions of U.S. dollars, except share data)	2021	2020
Number of shares repurchased	3,110,000	2,266,150	450,000
Cost of shares repurchased	$519	$326	$76
Repurchase authorization remaining at end of period	$1,982	$1,124	$1,906
9. Share-based compensation

The Chubb Limited 2016 Long-Term Incentive Plan (the 2016 LTIP) permits grants of both incentive and non-qualified stock options principally at an option price per share equal to the grant date fair value of Chubb's Common Shares. Stock options are generally granted with a 3-year vesting period and a 10-year term. Stock options typically vest in equal annual installments over the respective vesting period, which is also the requisite service period. On February 25, 2021, Chubb granted 1,790,056 stock options with a weighted-average grant date fair value of $33.05 each. The fair value of the options issued is estimated on the grant date using the Black-Scholes option pricing model.

The 2016 LTIP also permits grants of service-based restricted stock and restricted stock units as well as performance-based restricted stock awards. Chubb generally grants service-based restricted stock and restricted stock units with a 4-year vesting period, based on a graded vesting schedule. Beginning in 2017, the performance-based restricted stock awards granted comprise target awards and premium awards that cliff vest at the end of a 3-year performance period based on both tangible book value (shareholders' equity less goodwill and intangible assets, net of tax) per share growth and P&C combined ratio compared to a defined group of peer companies. Premium awards are subject to an additional vesting provision based on total shareholder return compared to our peer group. The restricted stock is granted at market close price on the grant date. On February 25, 2021, Chubb granted 848,762 service-based restricted stock awards, 324,142 service-based restricted stock units, and 284,766 performance-based stock awards to employees and officers with a grant date fair value of $164.94 each. Each restricted stock unit represents our obligation to deliver to the holder one Common Share upon vesting.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

10. Postretirement benefits

The components of net pension and other postretirement benefit costs (benefits) reflected in Net income in the Consolidated statements of operations were as follows:

	Pension Benefit Plans				Other Postretirement Benefit Plans
	2021		2020		2021	2020
Three Months Ended March 31	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
(in millions of U.S. dollars)
Service cost	$—	$1	$—	$1	$—	$—
Non-service cost (benefit):
Interest cost	18	5	25	6	—	1
Expected return on plan assets	(64)	(11)	(56)	(10)	—	(1)
Amortization of net actuarial loss	—	1	—	—	—	—
Amortization of prior service cost	—	—	—	—	(20)	(20)
Settlements	—	—	1	—	—	—
Total non-service cost (benefit)	(46)	(5)	(30)	(4)	(20)	(20)
Net periodic benefit cost (benefit)	$(46)	$(4)	$(30)	$(3)	$(20)	$(20)
The line items in which the service cost and non-service cost (benefit) components of net periodic benefit cost (benefit) are included in the Consolidated statements of operations were as follows:

	Pension Benefit Plans		Other Postretirement Benefit Plans
Three Months Ended March 31	2021	2020	2021	2020
(in millions of U.S. dollars)
Service cost:
Losses and loss expenses	$—	$—	$—	$—
Administrative expenses	1	1	—	—
Total service cost	1	1	—	—
Non-service cost (benefit):
Losses and loss expenses	(5)	(3)	(2)	(2)
Administrative expenses	(46)	(31)	(18)	(18)
Total non-service cost (benefit)	(51)	(34)	(20)	(20)
Net periodic benefit cost (benefit)	$(50)	$(33)	$(20)	$(20)

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

Management uses underwriting income (loss) as the basis for segment performance. Chubb calculates underwriting income (loss) by subtracting Losses and loss expenses, Policy benefits, Policy acquisition costs, and Administrative expenses from Net premiums earned. Our main measure of segment performance is Segment income (loss), which also includes Net investment income (loss), Other (income) expense, and Amortization of purchased intangibles acquired by the segment. We determined that this definition of segment income (loss) is appropriate and aligns with how the business is managed. We continue to evaluate our segments as our business continues to evolve and may further refine our segments and segment income (loss) measures. Certain items are presented in a different manner for segment reporting purposes than in the Consolidated Financial Statements. These items are reconciled to the consolidated presentation in the Segment measure reclass column below and include:

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

The following tables present the Statement of Operations by segment:

For the Three Months Ended March 31, 2021 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Segment Measure Reclass	Chubb Consolidated
Net premiums written	$3,664	$1,098	$183	$2,890	$207	$620	$—	$—	$8,662
Net premiums earned	3,674	1,184	110	2,478	180	595	—	—	8,221
Losses and loss expenses	2,560	819	85	1,263	120	198	9	(1)	5,053
Policy benefits	—	—	—	—	—	163	—	4	167
Policy acquisition costs	514	247	12	668	45	179	—	—	1,665
Administrative expenses	254	60	3	266	8	82	71	—	744
Underwriting income (loss)	346	58	10	281	7	(27)	(80)	(3)	592
Net investment income (loss)	540	65	7	141	70	98	(17)	(41)	863
Other (income) expense	2	1	—	1	—	(34)	(415)	(45)	(490)
Amortization expense of purchased intangibles	—	3	7	12	—	1	49	—	72
Segment income	$884	$119	$10	$409	$77	$104	$269	$1	$1,873
Net realized gains (losses)							888	(1)	887
Interest expense							122	—	122
Income tax expense							338	—	338
Net income							$697	$—	$2,300

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

For the Three Months Ended March 31, 2020 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Segment Measure Reclass	Chubb Consolidated

Net premiums written	$3,252	$1,107	$157	$2,598	$218	$645	$—	$—	$7,977
Net premiums earned	3,376	1,200	94	2,307	186	631	—	—	7,794
Losses and loss expenses	2,181	683	65	1,258	87	202	11	(2)	4,485
Policy benefits	—	—	—	—	—	185	—	(56)	129
Policy acquisition costs	492	245	11	642	45	180	—	—	1,615
Administrative expenses	259	68	4	258	10	76	66	—	741
Underwriting income (loss)	444	204	14	149	44	(12)	(77)	58	824
Net investment income (loss)	525	66	9	145	69	95	(24)	(24)	861
Other (income) expense	6	2	—	4	—	(12)	23	32	55
Amortization expense of purchased intangibles	—	3	7	12	—	1	50	—	73
Segment income (loss)	$963	$265	$16	$278	$113	$94	$(174)	$2	$1,557
Net realized gains (losses)							(956)	(2)	(958)
Interest expense							132	—	132
Income tax expense							215	—	215
Net income (loss)							$(1,477)	$—	$252

Underwriting assets are reviewed in total by management for purposes of decision-making. Other than Unpaid losses and loss expenses, Future policy benefits, Reinsurance recoverables, Goodwill and Other intangible assets, Chubb does not allocate assets to its segments.

12. Earnings per share

	Three Months Ended
	March 31
(in millions of U.S. dollars, except share and per share data)	2021	2020
Numerator:
Net income	$2,300	$252
Denominator:
Denominator for basic earnings per share:
Weighted-average shares outstanding	450,539,568	451,868,658
Denominator for diluted earnings per share:
Share-based compensation plans	2,795,971	2,651,610
Weighted-average shares outstanding and assumed conversions	453,335,539	454,520,268
Basic earnings per share	$5.10	$0.56
Diluted earnings per share	$5.07	$0.55
Potential anti-dilutive share conversions	1,952,612	3,154,406

Excluded from weighted-average shares outstanding and assumed conversions is the impact of securities that would have been anti-dilutive during the respective periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

13. Information provided in connection with outstanding debt of subsidiaries

Chubb INA Holdings Inc. (Subsidiary Issuer) is an indirect 100 percent-owned and consolidated subsidiary of Chubb Limited (Parent Guarantor). The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer. Certain information included relates to our compliance with our debt covenants.

The following table presents the condensed balance sheets of Chubb Limited and Chubb INA Holdings Inc.:

	Chubb Limited (Parent Guarantor) (1)		Chubb INA Holdings Inc. (Subsidiary Issuer)
(in millions of U.S. dollars)	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Assets
Investments	$—	$—	$206	$197
Cash	23	84	1	1
Due from subsidiaries and affiliates, net	3,510	3,522	—	—
Other assets	8	10	415	463
Total assets	$3,541	$3,616	$622	$661
Liabilities
Due to subsidiaries and affiliates, net	$—	$—	$3,079	$3,008
Affiliated notional cash pooling programs	—	—	361	272
Long-term debt	—	—	14,879	14,948
Trust preferred securities	—	—	308	308
Other liabilities	337	323	1,281	1,418
Total liabilities	337	323	19,908	19,954
Total shareholders’ equity (2)	3,204	3,293	(19,286)	(19,293)
Total liabilities and shareholders’ equity	$3,541	$3,616	$622	$661
(1)Excludes investment in subsidiary issuer (presented separately).
(2)Total shareholders' equity of Parent Guarantor excludes $55.9 billion and $56.1 billion of investment in subsidiaries, including Subsidiary Issuer, at March 31, 2021 and December 31, 2020, respectively. Total shareholders' equity of Subsidiary Issuer excludes $54.5 billion and $55.2 billion of investment in subsidiaries at March 31, 2021 and December 31, 2020, respectively.

The following table presents the condensed statements of operations and comprehensive income of Chubb Limited and Chubb INA Holdings Inc.:

	Chubb Limited (Parent Guarantor) (1)		Chubb INA Holdings Inc. (Subsidiary Issuer)
Three Months Ended March 31	2021	2020	2021	2020
(in millions of U.S. dollars)
Net investment income (loss)	$1	$(2)	$1	$4
Net realized gains (loss)	13	(21)	67	113
Administrative expenses	22	24	(52)	(38)
Interest (income) expense	(34)	(34)	145	148
Other (income) expense	(13)	(9)	(5)	8
Income tax expense (benefit)	11	—	(22)	7
Net income (loss) (2)	$28	$(4)	$2	$(8)
Comprehensive income (loss)	$28	$(4)	$1	$(38)

(1)Excludes investment in subsidiary issuer (presented separately).
(2)Net income of Parent Guarantor excludes equity in earnings from investment in subsidiaries, including Subsidiary Issuer, of $2,272 million and $256 million for the three months ended March 31, 2021 and 2020, respectively. Net income of Subsidiary Issuer excludes equity in earnings from investment in subsidiaries of $1,031 million and $593 million for the three months ended March 31, 2021 and 2020, respectively.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of our results of operations, financial condition, and liquidity and capital resources as of and for the three months ended March 31, 2021.

All comparisons in this discussion are to the corresponding prior year period unless otherwise indicated. All dollar amounts are rounded. However, percent changes and ratios are calculated using whole dollars. Accordingly, calculations using rounded dollars may differ.

Our results of operations and cash flows for any interim period are not necessarily indicative of our results for the full year. This discussion should be read in conjunction with our consolidated financial statements and related notes and our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020 (2020 Form 10-K).

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
•infection rates and severity of COVID-19 and related risks, and their effects on our business operations and claims activity, and any adverse impact to our insureds, brokers, agents, and employees; actual claims may exceed our best estimate of ultimate insurance losses incurred through March 31, 2021 which could change including as a result of, among other things, the impact of legislative or regulatory actions taken in response to COVID-19;
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

Overview
Chubb Limited is the Swiss-incorporated holding company of the Chubb Group of Companies. Chubb Limited, which is headquartered in Zurich, Switzerland, and its direct and indirect subsidiaries (collectively, the Chubb Group of Companies, Chubb, we, us, or our) are a global insurance and reinsurance organization, serving the needs of a diverse group of clients worldwide. At March 31, 2021, we had total assets of $192 billion and shareholders’ equity of $59 billion. Chubb was incorporated in 1985 at which time it opened its first business office in Bermuda and continues to maintain operations in Bermuda. We operate through six business segments: North America Commercial P&C Insurance, North America Personal P&C Insurance, North America Agricultural Insurance, Overseas General Insurance, Global Reinsurance, and Life Insurance. For more information on our segments refer to “Segment Information” under Item 1 in our 2020 Form 10-K.

Financial Highlights for the Three Months Ended March 31, 2021
•Net income was $2.3 billion compared with $252 million in the prior year period.

•Total P&C pre-tax and after-tax catastrophe losses were $700 million (9.1 percentage points of the combined ratio) and $570 million, respectively, compared with $237 million (3.3 percentage points of the combined ratio) and $199 million, respectively, in the prior year period. The current quarter included $657 million of winter storm losses in the U.S.

•Total pre-tax and after-tax favorable prior period development were $192 million (2.5 percentage points of the combined ratio) and $156 million, respectively, compared with $118 million (1.7 percentage points of the combined ratio) and $94 million, respectively, in the prior year period.

•The P&C combined ratio was 91.8 percent compared with 89.1 percent in the prior year period. P&C current accident year combined ratio excluding catastrophe losses was 85.2 percent compared with 87.5 percent in the prior year period.

•Consolidated net premiums written were $8.7 billion, up 8.6 percent, or 7.0 percent in constant dollars. P&C net premiums written were $8.0 billion, up 9.7 percent, or up 8.1 percent in constant dollars, comprising 15.6 percent positive growth in commercial P&C lines and 2.5 percent negative growth in consumer lines.

•Consolidated net premiums earned were $8.2 billion, up 5.5 percent, or 4.2 percent in constant dollars. P&C net premiums earned increased 6.5 percent, comprising positive growth of 11.3 percent in commercial P&C lines and negative growth of 2.8 percent in consumer lines.

•Operating cash flow was $2,105 million compared with $1,712 million in the prior year period. Refer to the Liquidity section for additional information on our cash flows.

•Net investment income was $863 million compared with $861 million in the prior year period.

•Share repurchases totaled $519 million during the quarter at an average purchase price of $166.75 per share.

Consolidated Operating Results – Three Months Ended March 31, 2021 and 2020

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2021	2020	Q-21 vs. Q-20
Net premiums written	$8,662	$7,977	8.6%
Net premiums written - constant dollars (1)			7.0%
Net premiums earned	8,221	7,794	5.5%
Net investment income	863	861	0.2%
Net realized gains (losses)	887	(958)	NM
Total revenues	9,971	7,697	29.5%
Losses and loss expenses	5,053	4,485	12.7%
Policy benefits	167	129	29.3%
Policy acquisition costs	1,665	1,615	3.1%
Administrative expenses	744	741	0.4%
Interest expense	122	132	(7.6)%
Other (income) expense	(490)	55	NM
Amortization of purchased intangibles	72	73	(1.4)%
Total expenses	7,333	7,230	1.4%
Income before income tax	2,638	467	NM
Income tax expense	338	215	57.0%
Net income	$2,300	$252	NM
NM – not meaningful
(1)     On a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency exchange rates as the comparable current period.

Net Premiums Written	Three Months Ended March 31			% Change
(in millions of U.S. dollars, except for percentages)	2021	2020	Q-21 vs. Q-20	C$ Q-21 vs. Q-20
Commercial casualty	$1,649	$1,341	23.0%	21.4%
Workers' compensation	563	586	(4.0)%	(4.0)%
Professional liability	1,090	912	19.6%	17.4%
Surety	158	150	5.5%	7.8%
Commercial multiple peril (1)	263	241	9.4%	9.4%
Property and other short-tail lines	1,594	1,334	19.5%	16.1%
Total Commercial P&C lines	5,317	4,564	16.5%	14.8%

Agriculture	183	157	16.5%	16.5%

Personal automobile	387	441	(12.4)%	(10.6)%
Personal homeowners	775	773	0.3%	(0.1)%
Personal other	468	418	11.9%	8.1%
Total Personal lines	1,630	1,632	(0.1)%	(0.7)%
Total Property and Casualty lines	7,130	6,353	12.2%	10.9%

Global A&H lines (2)	982	1,067	(8.0)%	(10.4)%
Reinsurance lines	207	218	(5.1)%	(6.2)%
Life	343	339	1.3%	(0.1)%
Total consolidated	$8,662	$7,977	8.6%	7.0%
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

The increase in net premiums written for the three months ended March 31, 2021 reflects growth across most lines of business, partially offset by the adverse impact of the economic contraction resulting from the COVID-19 pandemic.
•The growth in commercial casualty was due to new business and positive rate increases across all regions.
•Workers' compensation experienced lower renewal business in North America reflecting reduced exposures primarily from the COVID-19 pandemic.
•The increase in professional liability was due to new business and positive rate increases primarily in North America and Europe.
•Commercial multiple peril increased due to higher renewal business and positive rate increases in North America.
•Property and other short-tail lines increased due to positive rate increases in Asia, North America and Europe, as well as new business in North America and Europe.
•Personal lines was unfavorably impacted by a decline in automobile lines in North America and Latin America reflecting reduced exposures from the impact of the COVID-19 pandemic and in homeowners lines from reinstatement premiums related to the 2021 winter storm losses in the U.S. Excluding the reinstatement premiums, personal lines increased globally reflecting strong renewal retention in homeowners and recreational marine lines, primarily in the U.S., and in specialty lines, primarily outside the U.S.
•Global A&H lines decreased due to declines in Asia and Latin America, principally from less travel volume due to the COVID-19 pandemic, and in our North American Combined Insurance supplemental A&H program.
•Life insurance reflects growth in our international life operations, principally from new business written in Taiwan, Vietnam and Chile, which was offset by the Chubb Life Re business that has no new business written.

For additional information on net premiums written, refer to the segment results discussions.

Net Premiums Earned
Net premiums earned for short-duration contracts, typically P&C contracts, generally reflect the portion of net premiums written that was recorded as revenues for the period as the exposure periods expire. Net premiums earned for long-duration contracts, typically traditional life contracts, generally are recognized as earned when due from policyholders. For the three months ended March 31, 2021, net premiums earned increased $427 million, or $330 million on a constant-dollar basis, comprising 10.1 percent positive growth in commercial P&C lines and 4.7 percent negative growth in consumer lines on a constant-dollar basis.

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

Prior period development includes adjustments relating to either profit commission reserves or policyholder dividend reserves based on actual claim experience that develops after the policy period ends. The expense adjustments correlate to the prior period loss development on these same policies. Refer to the Non-GAAP Reconciliation section for further information on reinstatement premiums on catastrophe losses and adjustments to prior period development.

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2021	2020
Catastrophe losses	$700	$237
Favorable prior period development	$192	$118

Catastrophe losses through March 31, 2021 and 2020 were primarily from the following events:
•2021: Winter storm losses in the U.S. and other severe weather-related events in the U.S. and internationally.
•2020: Global weather-related events of $224 million (including Tornado in Nashville, Tennessee and other severe weather-related events in the U.S., storms in Australia, Australia wildfires, and other international weather-related events); and COVID-19 pandemic claims of $13 million.

Prior period development (PPD) arises from changes to loss estimates recognized in the current year that relate to loss events that occurred in previous calendar years and excludes the effect of losses from the development of earned premium from previous accident years.

Pre-tax net favorable PPD for the three months ended March 31, 2021 was $192 million, with 19 percent in long-tail lines, principally from accident years 2017 and prior, and 81 percent in short-tail lines, primarily in accident and health, surety, and homeowners lines.

Pre-tax net favorable PPD for the three months ended March 31, 2020 was $118 million, with 28 percent in long-tail lines, principally from accident years 2016 and prior, and 72 percent in short-tail lines. Favorable development for the three months ended March 31, 2020 included a $14 million benefit from crop insurance.

Refer to the prior period development discussion in Footnote 6 to the Consolidated Financial Statements for additional information.

P&C Combined Ratio
In evaluating our segments excluding Life Insurance financial performance, we use the P&C combined ratio. We calculate this ratio by dividing the respective expense amounts by net premiums earned. We do not calculate this ratio for the Life Insurance segment as we do not use this measure to monitor or manage that segment. A P&C combined ratio under 100 percent indicates underwriting income, and a combined ratio exceeding 100 percent indicates underwriting loss.

	Three Months Ended
	March 31
	2021	2020
Loss and loss expense ratio
CAY loss ratio excluding catastrophe losses	57.2%	58.2%
Catastrophe losses	9.1%	3.3%
Prior period development	(2.6)%	(1.7)%
Loss and loss expense ratio	63.7%	59.8%
Policy acquisition cost ratio	19.5%	20.0%
Administrative expense ratio	8.6%	9.3%
P&C Combined ratio	91.8%	89.1%

The loss and loss expense ratio increased 3.9 percentage points for the three months ended March 31, 2021 due to higher catastrophe losses, partially offset by higher favorable prior period development.

The CAY loss ratio excluding catastrophe losses decreased 1.0 percentage point for the three months ended March 31, 2021 due to margin improvements coming from earned rate exceeding loss cost trends.

The policy acquisition cost ratio decreased 0.5 percentage points for the three months ended March 31, 2021 primarily due to a change in the mix of business, including less premiums earned from consumer A&H lines that have a higher acquisition cost ratio and higher premiums earned from commercial P&C lines that have a lower acquisition cost ratio.

The administrative expense ratio decreased 0.7 percentage points for the three months ended March 31, 2021 primarily due to lower expenses during the COVID-19 pandemic, reduced pension obligations reflecting favorable market conditions, and the favorable impact of higher net premiums earned.

Policy benefits
Policy benefits represent losses on contracts classified as long-duration and generally include accident and supplemental health products, term and whole life products, endowment products, and annuities. Refer to the Life Insurance segment operating results section for further discussion.

For the three months ended March 31, 2021 and 2020, Policy benefits were $167 million and $129 million, respectively, which included separate account liabilities (gains) losses of $4 million and $(56) million, respectively. The offsetting movements of these liabilities are recorded in Other (income) expense on the Consolidated statements of operations. Excluding the separate account gains and losses, Policy benefits were $163 million and $185 million for the three months ended March 31, 2021 and 2020, respectively, reflecting a decline in our North America Combined Insurance and Chubb Life Re business, partially offset by growth in International Life operations.

Refer to the respective sections that follow for a discussion of Net investment income, Other (income) expense, Net realized gains (losses), Amortization of purchased intangibles, and Income tax expense.

Segment Operating Results – Three Months Ended March 31, 2021 and 2020
We operate through six business segments: North America Commercial P&C Insurance, North America Personal P&C Insurance, North America Agricultural Insurance, Overseas General Insurance, Global Reinsurance, and Life Insurance. For more information on our segments refer to “Segment Information” under Item 1 in our 2020 Form 10-K.

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

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2021	2020	Q-21 vs. Q-20
Net premiums written	$3,664	$3,252	12.7%
Net premiums earned	3,674	3,376	8.8%
Losses and loss expenses	2,560	2,181	17.4%
Policy acquisition costs	514	492	4.4%
Administrative expenses	254	259	(1.5)%
Underwriting income	346	444	(22.1)%
Net investment income	540	525	2.9%
Other (income) expense	2	6	(52.2)%
Segment income	$884	$963	(8.3)%
Loss and loss expense ratio:
CAY loss ratio excluding catastrophe losses	63.4%	64.2%	(0.8)	pts
Catastrophe losses	9.9%	3.5%	6.4	pts
Prior period development	(3.6)%	(3.1)%	(0.5)	pts
Loss and loss expense ratio	69.7%	64.6%	5.1	pts
Policy acquisition cost ratio	14.0%	14.6%	(0.6)	pts
Administrative expense ratio	6.9%	7.6%	(0.7)	pts
Combined ratio	90.6%	86.8%	3.8	pts

Catastrophe Losses and Prior Period Development	Three Months Ended
	March 31
(in millions of U.S. dollars)	2021	2020
Catastrophe losses	$362	$118
Favorable prior period development	$127	$105

Catastrophe losses through March 31, 2021 and 2020 were primarily from the following events:
•2021: Winter storm losses and other severe weather-related events in the U.S.
•2020: Nashville, Tennessee tornado and other severe weather-related events in the U.S.

Refer to the prior period development discussion in Note 6 to the Consolidated Financial Statements for additional information.

Premiums
Net premiums written increased $412 million, or 12.7 percent, for the three months ended March 31, 2021 comprising positive growth of 14.7 percent in commercial P&C lines and negative growth of 18.5 percent in consumer lines. The growth in commercial P&C lines reflects positive rate increases, net of exposure declines, and growth in new business written across a number of retail and wholesale lines, including financial lines, property, excess casualty, and large risk casualty. This was partially offset by lower new business and exposure declines in A&H, impacting our consumer lines.

Net premiums earned increased $298 million, or 8.8 percent, for the three months ended March 31, 2021, reflecting the growth in net premiums written described above.

Combined Ratio
The loss and loss expense ratio increased 5.1 percentage points for the three months ended March 31, 2021, primarily due to higher catastrophe losses, partially offset by higher favorable prior period development. The CAY loss ratio excluding catastrophe losses decreased 0.8 percentage points for the three months ended March 31, 2021 primarily due to margin improvements coming from earned rate exceeding loss cost trends.

The policy acquisition cost ratio decreased 0.6 percentage points for the three months ended March 31, 2021 primarily due to a change in mix of business towards lines that have a lower acquisition cost ratio.

The administrative expense ratio decreased 0.7 percentage points for the three months ended March 31, 2021, primarily due to continued expense management and the shutdown associated with the COVID-19 pandemic, as well as reduced pension obligations reflecting favorable market conditions.

North America Personal P&C Insurance

The North America Personal P&C Insurance segment comprises operations that provide high net worth personal lines products, including homeowners and complementary products such as valuable articles, excess liability, automobile, and recreational marine insurance and services in the U.S. and Canada.

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2021	2020	Q-21 vs. Q-20
Net premiums written	$1,098	$1,107	(0.8)%
Net premiums earned	1,184	1,200	(1.3)%
Losses and loss expenses	819	683	19.8%
Policy acquisition costs	247	245	1.0%
Administrative expenses	60	68	(12.0)%
Underwriting income	58	204	(71.6)%
Net investment income	65	66	(2.4)%
Other (income) expense	1	2	(49.4)%
Amortization of purchased intangibles	3	3	—
Segment income	$119	$265	(55.2)%
Loss and loss expense ratio:
CAY loss ratio excluding catastrophe losses	53.2%	55.1%	(1.9)	pts
Catastrophe losses	19.3%	1.8%	17.5	pts
Prior period development	(3.3)%	0.1%	(3.4)	pts
Loss and loss expense ratio	69.2%	57.0%	12.2	pts
Policy acquisition cost ratio	20.9%	20.4%	0.5	pts
Administrative expense ratio	5.0%	5.6%	(0.6)	pts
Combined ratio	95.1%	83.0%	12.1	pts

Catastrophe Losses and Prior Period Development	Three Months Ended
	March 31
(in millions of U.S. dollars)	2021	2020
Catastrophe losses	$240	$21
Favorable (unfavorable) prior period development	$40	$(1)

Catastrophe losses through March 31, 2021 were primarily from winter storm losses and other severe weather-related events in the U.S.

Refer to the prior period development discussion in Note 6 to the Consolidated Financial Statements for additional information.

Premiums
Net premiums written decreased $9 million, or 0.8 percent, for the three months ended March 31, 2021, primarily due to the unfavorable impact of reinstatement premiums of $23 million related to 2021 winter storm losses and automobile return premiums as mandated by certain states due to the slowdown in miles driven as a result of the COVID-19 pandemic. This decrease was partially offset by strong renewal retention, principally in homeowners and recreational marine lines.

Net premiums earned decreased $16 million, or 1.3 percent, for the three months ended March 31, 2021, reflecting the decline in net premiums written described above.

Combined Ratio
The loss and loss expense ratio increased 12.2 percentage points for the three months ended March 31, 2021, primarily due to higher catastrophe losses, partially offset by favorable prior period development. The CAY loss ratio excluding catastrophe losses decreased 1.9 percentage points reflecting a favorable year-over-year loss ratio improvement in automobile, due to lower claim frequency, and in homeowners as earned rate exceeded loss cost trends.

The policy acquisition cost ratio increased 0.5 percentage points for the three months ended March 31, 2021, primarily due to the unfavorable impact of reinstatement premiums on net premiums earned.

The administrative expense ratio decreased 0.6 percentage points for the three months ended March 31, 2021, primarily due to continued expense management and the shutdown associated with the COVID-19 pandemic, as well as reduced pension obligations reflecting favorable market conditions.

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

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2021	2020	Q-21 vs. Q-20
Net premiums written	$183	$157	16.5%
Net premiums earned	110	94	16.7%
Losses and loss expenses	85	65	30.0%
Policy acquisition costs	12	11	12.4%
Administrative expenses	3	4	(23.8)%
Underwriting income	10	14	(30.2)%
Net investment income	7	9	(18.5)%
Amortization of purchased intangibles	7	7	—
Segment income	$10	$16	(36.0)%
Loss and loss expense ratio:
CAY loss ratio excluding catastrophe losses	71.2%	76.2%	(5.0)	pts
Catastrophe losses	7.4%	8.9%	(1.5)	pts
Prior period development	(1.1)%	(15.5)%	14.4	pts
Loss and loss expense ratio	77.5%	69.6%	7.9	pts
Policy acquisition cost ratio	10.7%	11.1%	(0.4)	pts
Administrative expense ratio	2.7%	4.1%	(1.4)	pts
Combined ratio	90.9%	84.8%	6.1	pts

Catastrophe Losses and Prior Period Development	Three Months Ended
	March 31
(in millions of U.S. dollars)	2021	2020
Catastrophe losses	$8	$8
Favorable prior period development	$2	$14
Catastrophe losses through March 31, 2021 and 2020 were primarily from severe weather-related events in the U.S. in Chubb Agribusiness.

Refer to the prior period development discussion in Note 6 to the Consolidated Financial Statements for additional information.

For the three months ended March 31, 2021, net favorable prior period development comprised a $2 million increase in net premiums earned related to the MPCI profit and loss calculation formula. For the three months ended March 31, 2020, net favorable prior period development was $14 million which included $17 million of favorable incurred losses due to lower than expected MPCI losses for the 2019 crop year, partially offset by a $3 million decrease in net premiums earned related to the MPCI profit and loss calculation formula.

Premiums
Net premiums written increased $26 million, or 16.5 percent, for the three months ended March 31, 2021, due to policy count growth and higher commodity prices in our MPCI business, and strong new business growth in Chubb Agribusiness.

Net premiums earned increased $16 million, or 16.7 percent, for the three months ended March 31, 2021, reflecting the growth in net premiums written described above.

Combined Ratio
The loss and loss expense ratio increased 7.9 percentage points for the three months ended March 31, 2021, primarily due to lower favorable prior period development. The CAY loss ratio excluding catastrophe losses decreased 5.0 percentage points due to higher premiums earned from Chubb Agribusiness, which has a lower loss ratio, the favorable year-over-year impact of our crop derivatives, and lower underlying losses in Chubb Agribusiness.

The policy acquisition cost ratio decreased 0.4 percentage points for the three months ended March 31, 2021, primarily due to the favorable impact of higher net premiums earned.

The administrative expense ratio decreased 1.4 percentage points for the three months ended March 31, 2021, primarily due to continued expense management and the shutdown associated with the COVID-19 pandemic and the favorable impact of higher net premiums earned.

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

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2021	2020	Q-21 vs. Q-20
Net premiums written	$2,890	$2,598	11.2%
Net premiums written - constant dollars			7.1%
Net premiums earned	2,478	2,307	7.4%
Losses and loss expenses	1,263	1,258	0.4%
Policy acquisition costs	668	642	4.1%
Administrative expenses	266	258	3.0%
Underwriting income	281	149	88.3%
Net investment income	141	145	(2.6)%
Other (income) expense	1	4	(78.8)%
Amortization of purchased intangibles	12	12	—
Segment income	$409	$278	47.0%
Loss and loss expense ratio:
CAY loss ratio excluding catastrophe losses	49.9%	50.8%	(0.9)	pts
Catastrophe losses	2.1%	3.8%	(1.7)	pts
Prior period development	(1.0)%	(0.1)%	(0.9)	pts
Loss and loss expense ratio	51.0%	54.5%	(3.5)	pts
Policy acquisition cost ratio	27.0%	27.8%	(0.8)	pts
Administrative expense ratio	10.7%	11.2%	(0.5)	pts
Combined ratio	88.7%	93.5%	(4.8)	pts

Catastrophe Losses and Prior Period Development

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2021	2020
Catastrophe losses	$50	$90
Favorable prior period development	$25	$4

Catastrophe losses through March 31, 2021 and 2020 were primarily from the following events:
•2021: Winter storm losses in the U.S. and International weather-related events
•2020: Storms in Australia, Australia wildfires, and other international weather-related events; and COVID-19 pandemic claims of $13 million.

Refer to the prior period development discussion in Note 6 to the Consolidated Financial Statements for additional information.

Net Premiums Written by Region	Three months ended March 31
(in millions of U.S. dollars, except for percentages)	2021	2021 % of Total	2020	2020 % of Total	C$ 2020	Q-21 vs. Q-20	C$ Q-21 vs. Q-20
Region
Europe	$1,516	52%	$1,228	47%	$1,313	23.4%	15.4%
Latin America	537	19%	583	22%	557	(8.0)%	(3.7)%
Asia	761	26%	688	27%	727	10.6%	4.6%
Other (1)	76	3%	99	4%	100	(22.5)%	(23.2)%
Net premiums written	$2,890	100%	$2,598	100%	$2,697	11.2%	7.1%
(1)    Comprises Combined International, Eurasia and Africa region, and other international.

Premiums
Net premiums written increased $292 million, or $193 million on a constant-dollar basis, for the three months ended March 31, 2021, reflecting growth in commercial P&C lines of 15.2 percent, primarily in Europe and Asia, most notably in casualty, resulting from new business and positive rate increases. Net premiums written also reflected a decline in consumer lines of 4.2 percent, primarily automobile in Latin America, and A&H in Asia, resulting from less travel volume and lower exposures, partially offset by personal lines growth in Europe, principally in specialty personal lines.

Net premiums earned increased $171 million, or $89 million on a constant-dollar basis, for the three months ended March 31, 2021, reflecting the increase in net premiums written described above.

Combined Ratio
The loss and loss expense ratio decreased 3.5 percentage points for the three months ended March 31, 2021, primarily due to lower catastrophe losses and higher favorable prior period development. The CAY loss ratio excluding catastrophe losses decreased 0.9 percentage points primarily due to margin improvements coming from earned rates exceeding loss cost trends and a benefit from lower current accident year losses resulting from a decrease in exposures due to the COVID-19 pandemic. The decrease was partially offset by lower premiums earned from A&H lines which have a lower loss ratio.

The policy acquisition cost ratio decreased 0.8 percentage points for the three months ended March 31, 2021, primarily due to a change in the mix of business, including less premiums earned from consumer A&H lines that have a higher acquisition cost ratio and higher premiums earned from commercial P&C lines that have a lower acquisition cost ratio.

The administrative expense ratio decreased 0.5 percentage points for the three months ended March 31, 2021, primarily due to the favorable impact of higher net premiums earned.

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

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2021	2020	Q-21 vs. Q-20
Net premiums written	$207	$218	(5.1)%
Net premiums written - constant dollars			(6.2)%
Net premiums earned	180	186	(3.3)%
Losses and loss expenses	120	87	39.2%
Policy acquisition costs	45	45	—
Administrative expenses	8	10	(14.8)%
Underwriting income	7	44	(85.3)%
Net investment income	70	69	2.0%
Segment income	$77	$113	(32.2)%
Loss and loss expense ratio:
CAY loss ratio excluding catastrophe losses	48.3%	50.4%	(2.1)	pts
Catastrophe losses	23.8%	—	23.8	pts
Prior period development	(5.2)%	(3.9)%	(1.3)	pts
Loss and loss expense ratio	66.9%	46.5%	20.4	pts
Policy acquisition cost ratio	24.9%	24.5%	0.4	pts
Administrative expense ratio	4.6%	5.1%	(0.5)	pts
Combined ratio	96.4%	76.1%	20.3	pts

Catastrophe Losses and Prior Period Development

	Three Months Ended
	March 31
(in millions of U.S dollars)	2021	2020
Catastrophe losses	$40	$—
Favorable prior period development	$7	$7

Catastrophe losses through March 31, 2021 were primarily from winter storm losses in the U.S.

Refer to the prior period development discussion in Note 6 to the Consolidated Financial Statements for additional information.

Premiums
More new business was written in the three months ended March 31, 2021 compared to the prior year. However, net premiums written decreased $11 million for the three months ended March 31, 2021, mainly from timing of premium recognition associated with a change in the mix of business. Some treaties written in the prior year, for which premiums were recognized at the effective date, were not renewed and were offset by new business, for which premiums are recognized over the treaty term.

For the three months ended March 31, 2021, net premiums earned decreased $6 million, reflecting the change in mix of business and the timing of premium recognition, as described above.

Combined Ratio
The loss and loss expense ratio increased 20.4 percentage points for the three months ended March 31, 2021, primarily due to higher catastrophe losses. The CAY loss ratio excluding catastrophe losses decreased by 2.1 percentage points primarily from a shift in mix of business towards lines which have a lower loss ratio.

The policy acquisition cost ratio increased 0.4 percentage points for the three months ended March 31, 2021, primarily due to higher commissions paid on proportional business.

The administrative expense ratio decreased 0.5 percentage points for the three months ended March 31, 2021, primarily due to lower employee benefit-related expenses.
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

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2021	2020	Q-21 vs. Q-20
Net premiums written	$620	$645	(3.8)%
Net premiums written - constant dollars			(4.7)%
Net premiums earned	595	631	(5.7)%
Losses and loss expenses	198	202	(1.7)%
Policy benefits	163	185	(12.3)%
Policy acquisition costs	179	180	(0.5)%
Administrative expenses	82	76	7.7%
Net investment income	98	95	3.3%
Life Insurance underwriting income	71	83	(14.3)%
Other (income) expense	(34)	(12)	190.3%
Amortization of purchased intangibles	1	1	—
Segment income	$104	$94	11.2%
Premiums
Net premiums written decreased $25 million, or $31 million on a constant-dollar basis for the three months ended March 31, 2021. This decrease reflects the adverse impact of the COVID-19 pandemic on our North America Combined Insurance business of 9.4 percent, and a decline in our Chubb Life Re business which continues to decline as no new life reinsurance business is currently being written. These decreases were partially offset by growth in our International Life operations of 9.8 percent, principally in Asia, from new business in Taiwan and Vietnam, and Chile.

Deposits
The following table presents deposits collected on universal life and investment contracts:

	Three Months Ended
	March 31			% Change
(in millions of U.S. dollars, except for percentages)	2021	2020	C$ 2020	Q-21 vs. Q-20	C$ Q-21 vs. Q-20
Deposits collected on Universal life and investment contracts	$551	$443	$470	24.4%	17.3%

Deposits collected on universal life and investment contracts (life deposits) are not reflected as revenues in our Consolidated statements of operations in accordance with GAAP. New life deposits are an important component of production, and although they do not significantly affect current period income from operations, they are key to our efforts to grow our business. Life deposits collected increased $108 million for the three months ended March 31, 2021, primarily due to growth in Taiwan.

Life Insurance underwriting income and Segment income
Life Insurance underwriting income decreased $12 million for the three months ended March 31, 2021, primarily due to a one-time employee related benefit of $7 million in the prior year. Segment income increased $10 million for the three months ended March 31, 2021, as the decline in life insurance underwriting income was offset by higher other income, principally due to our share of net income from our investment in Huatai, our partially-owned insurance entity in China.

Corporate

Corporate results primarily include the results of our non-insurance companies, income and expenses not attributable to reportable segments and loss and loss expenses of asbestos and environmental (A&E) liabilities and certain other non-A&E run-off exposures.

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2021	2020	Q-21 vs. Q-20
Losses and loss expenses	$9	$11	(22.9)%
Administrative expenses	71	66	5.2%
Underwriting loss	80	77	1.2%
Net investment income (loss)	(17)	(24)	(25.9)%
Interest expense	122	132	(7.6)%
Net realized gains (losses)	888	(956)	NM
Other (income) expense	(415)	23	NM
Amortization of purchased intangibles	49	50	(3.0)%
Income tax expense	338	215	57.0%
Net income (loss)	$697	$(1,477)	NM
NM - not meaningful

Administrative expenses increased $5 million for the three months ended March 31, 2021, primarily due to increased spending to support digital growth initiatives.

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

The effect of market movements on our fixed maturities portfolio impacts Net income (through Net realized gains (losses)) when securities are sold, when we write down an asset, or when we record a change to the valuation allowance for expected credit losses. For a further discussion related to how we assess the valuation allowance for expected credit losses and the related impact on Net income, refer to Note 1 e) to the Consolidated Financial Statements in our 2020 Form 10-K. Additionally, Net income is impacted through the reporting of changes in the fair value of equity securities, private equity funds where we own less than three percent, and derivatives, including financial futures, options, swaps, and GLB reinsurance. Changes in unrealized appreciation and depreciation on available for sale securities, resulting from the revaluation of securities held, changes in cumulative foreign currency translation adjustment, and unrealized postretirement benefit obligations liability adjustment, are reported as separate components of Accumulated other comprehensive income in Shareholders’ equity in the Consolidated balance sheets.
The following table presents our net realized and unrealized gains (losses):

	Three Months Ended March 31
	2021			2020
(in millions of U.S. dollars)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact
Fixed maturities	$24	$(2,317)	$(2,293)	$(319)	$(2,160)	$(2,479)
Fixed income and equity derivatives	109	—	109	15	—	15
Public equity
Sales	45	—	45	(24)	—	(24)
Mark-to-market	322	—	322	(5)	—	(5)
Private equity (less than 3 percent ownership)
Mark-to-market	38	—	38	5	—	5
Total investment portfolio	538	(2,317)	(1,779)	(328)	(2,160)	(2,488)
Variable annuity reinsurance derivative transactions, net of applicable hedges	275	—	275	(560)	—	(560)
Other derivatives	(1)	—	(1)	(2)	—	(2)
Foreign exchange	76	22	98	(68)	(859)	(927)
Other	(1)	(28)	(29)	—	(14)	(14)
Net gains (losses), pre-tax	$887	$(2,323)	$(1,436)	$(958)	$(3,033)	$(3,991)

The $1,779 million loss in our investment portfolio was principally a result of a rise in fixed income yields during the quarter, partially offset by positive global equity returns.

The variable annuity reinsurance derivative transactions consist of changes in the fair value of GLB liabilities and gain or losses on other derivative instruments we maintain that decrease in fair value when the S&P 500 index increases. The variable annuity reinsurance derivative transactions resulted in realized gains of $275 million for the three months ended March 31, 2021, reflecting a net decrease in the fair value of the GLB liabilities of $319 million due to higher interest rates and higher global equity markets, partially offset by a net realized loss of $44 million related to these other derivatives.

For the three months ended March 31, 2020, the variable annuity reinsurance derivative transactions resulted in realized losses of $560 million, reflecting a net increase in the fair value of GLB liabilities of $685 million and a net realized gain of $125 million related to these other derivative instruments. The net increase in the fair value of GLB liabilities was principally due to lower global equity market levels.

Effective Income Tax Rate
Our effective tax rate for the three months ended March 31, 2021 was 12.8 percent compared to 46.0 percent in the prior year period. Our effective income tax rate reflects a mix of income or losses in jurisdictions with a wide range of tax rates, permanent differences between U.S. GAAP and local tax laws, and the impact of discrete items. A change in the geographic mix of earnings could impact our effective tax rate. The effective tax rate in the current year was lower compared to the prior year primarily due to the impact of realized gains generated in lower tax jurisdictions and a higher discrete tax benefit on employee benefit programs compared to the prior year that had realized losses.

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
Three Months Ended
March 31, 2021
(in millions of U.S. dollars except for ratios)
Numerator
Losses and loss expenses	A	$2,560	$819	$85	$1,263	$120	$9	$4,856
Catastrophe losses and related adjustments
Catastrophe losses, net of related adjustments		(362)	(240)	(8)	(50)	(40)	—	(700)
Reinstatement premiums collected (expensed) on catastrophe losses		—	(23)	—	—	5	—	(18)
Catastrophe losses, gross of related adjustments		(362)	(217)	(8)	(50)	(45)	—	(682)
PPD and related adjustments
PPD, net of related adjustments - favorable (unfavorable)		127	40	2	25	7	(9)	192
Net premiums earned adjustments on PPD - unfavorable (favorable)		—	—	(2)	—	—	—	(2)
Expense adjustments - unfavorable (favorable)		3	—	—	—	—	—	3
PPD reinstatement premiums - unfavorable (favorable)		—	—	—	—	3	—	3
PPD, gross of related adjustments - favorable (unfavorable)		130	40	—	25	10	(9)	196
CAY loss and loss expense ex CATs	B	$2,328	$642	$77	$1,238	$85	$—	$4,370
Policy acquisition costs and administrative expenses
Policy acquisition costs and administrative expenses	C	$768	$307	$15	$934	$53	$71	$2,148
Expense adjustments - favorable (unfavorable)		(3)	—	—	—	—	—	(3)
Policy acquisition costs and administrative expenses, adjusted	D	$765	$307	$15	$934	$53	$71	$2,145
Denominator
Net premiums earned	E	$3,674	$1,184	$110	$2,478	$180		$7,626
Reinstatement premiums (collected) expensed on catastrophe losses		—	23	—	—	(5)		18
Net premiums earned adjustments on PPD - unfavorable (favorable)		—	—	(2)	—	—		(2)
PPD reinstatement premiums - unfavorable (favorable)		—	—	—	—	3		3
Net premiums earned excluding adjustments	F	$3,674	$1,207	$108	$2,478	$178		$7,645
P&C Combined ratio
Loss and loss expense ratio	A/E	69.7%	69.2%	77.5%	51.0%	66.9%		63.7%
Policy acquisition cost and administrative expense ratio	C/E	20.9%	25.9%	13.4%	37.7%	29.5%		28.1%
P&C Combined ratio		90.6%	95.1%	90.9%	88.7%	96.4%		91.8%
CAY P&C Combined ratio ex CATs
Loss and loss expense ratio, adjusted	B/F	63.4%	53.2%	71.2%	49.9%	48.3%		57.2%
Policy acquisition cost and administrative expense ratio, adjusted	D/F	20.8%	25.4%	13.5%	37.7%	29.7%		28.0%
CAY P&C Combined ratio ex CATs		84.2%	78.6%	84.7%	87.6%	78.0%		85.2%
Combined ratio
Combined ratio								91.8%
Add: impact of gains and losses on crop derivatives								—
P&C Combined ratio								91.8%
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

Other Income and Expense

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2021	2020
Equity in net income of partially-owned entities (1)	$497	$29
Gains (losses) from fair value changes in separate account assets (2)	4	(56)
Federal excise and capital taxes	(5)	(6)
Other	(6)	(22)
Total	$490	$(55)
(1)     Equity in net income of partially-owned entities includes $49 million and $18 million attributable to our investments in Huatai for the three months ended March 31, 2021 and 2020, respectively.
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

Amortization of purchased intangibles and Other amortization
Amortization expense of purchased intangibles was $72 million and $73 million for the three months ended March 31, 2021 and 2020, respectively, and principally relates to the Chubb Corp acquisition.

The following table presents, as of March 31, 2021, the estimated pre-tax amortization expense (benefit) of purchased intangibles, at current foreign currency exchange rates, for the second through fourth quarters of 2021 and the next five years:

	Associated with the Chubb Corp Acquisition
For the Years Ending December 31 (in millions of U.S. dollars)	Agency distribution relationships and renewal rights	Fair value adjustment on Unpaid losses and loss expenses	Total (1)	Other intangible assets (2)	Total Amortization of purchased intangibles
Second quarter of 2021	$54	$(5)	$49	$21	$70
Third quarter of 2021	54	(5)	49	23	72
Fourth quarter of 2021	54	(5)	49	23	72
2022	198	(14)	184	103	287
2023	179	(7)	172	97	269
2024	160	(6)	154	91	245
2025	145	(6)	139	89	228
2026	131	(6)	125	87	212
Total	$975	$(54)	$921	$534	$1,455
(1)Recorded in Corporate.
(2)Recorded in applicable segment(s) that acquired the intangible assets.

Reduction of deferred tax liability associated with intangible assets related to Other intangible assets (excluding the fair value adjustment on Unpaid losses and loss expense)
At March 31, 2021, the deferred tax liability associated with Other intangible assets (excluding the fair value adjustment on Unpaid losses and loss expense) was $1,280 million.

The following table presents, as of March 31, 2021, the expected reduction of the deferred tax liability associated with Other intangible assets (which reduces as agency distribution relationships and renewal rights, and other intangible assets amortize), at current foreign currency exchange rates, for the second through fourth quarters of 2021 and for the next five years:

For the Years Ending December 31 (in millions of U.S. dollars)	Reduction to deferred tax liability associated with intangible assets
Second quarter of 2021	$17
Third quarter of 2021	17
Fourth quarter of 2021	17
2022	67
2023	62
2024	56
2025	52
2026	48
Total	$336

Amortization of the fair value adjustment on acquired invested assets and assumed long-term debt
The following table presents at March 31, 2021, the expected amortization expense of the fair value adjustment on acquired invested assets, at current foreign currency exchange rates, and the expected amortization benefit from the fair value adjustment on assumed long-term debt for the second through fourth quarters of 2021 and for the next five years:

	Amortization (expense) benefit of the fair value adjustment on
For the Years Ending December 31 (in millions of U.S. dollars)	Acquired invested assets (1)	Assumed long-term debt (2)
Second quarter of 2021	$(30)	$5
Third quarter of 2021	(28)	5
Fourth quarter of 2021	(27)	6
2022	(103)	21
2023	—	21
2024	—	21
2025	—	21
2026	—	21
Total	$(188)	$121
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

Net Investment Income

	Three Months Ended March 31
(in millions of U.S. dollars)	2021	2020
Fixed maturities (1)	$840	$851
Short-term investments	9	17
Other interest income	2	9
Equity securities	36	9
Other investments	23	20
Gross investment income (1)	910	906
Investment expenses	(47)	(45)
Net investment income (1)	$863	$861
(1) Includes amortization expense related to fair value adjustment of acquired invested assets related to the Chubb Corp acquisition	$(26)	$(32)

Net investment income is influenced by a number of factors including the amounts and timing of inward and outward cash flows, the level of interest rates, and changes in overall asset allocation. Net investment income remained flat for the three months ended March 31, 2021 primarily as higher dividends on public equities were offset by lower interest received due to lower reinvestment rates on new and reinvested assets.

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

	Three Months Ended March 31
(in millions of U.S. dollars)	2021	2020
Total mark-to-market gain (loss) on private equity, pre-tax	$438	$(7)

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

The average duration of our fixed income securities, including the effect of options and swaps, was 4.3 years and 4.0 years at March 31, 2021 and December 31, 2020, respectively. We estimate that a 100 basis point (bps) increase in interest rates would reduce the valuation of our fixed income portfolio by approximately $4.6 billion at March 31, 2021.

The following table shows the fair value and cost/amortized cost, net of valuation allowance, of our invested assets:

	March 31, 2021		December 31, 2020
(in millions of U.S. dollars)	Fair Value	Cost/ Amortized Cost, Net	Fair Value	Cost/ Amortized Cost, Net
Fixed maturities available for sale	$91,071	$87,858	$90,699	$85,168
Fixed maturities held to maturity	11,752	11,132	12,510	11,653
Short-term investments	3,735	3,736	4,345	4,349
Fixed income securities	106,558	102,726	107,554	101,170
Equity securities	4,405	4,405	4,027	4,027
Other investments	8,636	8,636	7,945	7,945
Total investments	$119,599	$115,767	$119,526	$113,142

The fair value of our total investments increased $73 million during the three months ended March 31, 2021 due to strong operating cash flow, positive equity market returns, and favorable foreign currency movement. This increase was partially offset by unrealized losses on fixed maturities due to an increase in interest rates during the quarter, payment of dividends on our Common Shares, and share repurchases.

The following tables present the fair value of our fixed maturities and short-term investments at March 31, 2021 and December 31, 2020. The first table lists investments according to type and second according to S&P credit rating:

	March 31, 2021		December 31, 2020
(in millions of U.S. dollars, except for percentages)	Fair Value	% of Total	Fair Value	% of Total
U.S. Treasury / Agency	$3,724	3%	$4,122	4%
Corporate and asset-backed securities	38,711	36%	38,769	36%
Mortgage-backed securities	21,434	20%	20,616	19%
Municipal	11,437	11%	11,943	11%
Non-U.S.	27,517	26%	27,759	26%
Short-term investments	3,735	4%	4,345	4%
Total	$106,558	100%	$107,554	100%
AAA	$15,462	15%	$15,622	15%
AA	35,930	33%	36,125	33%
A	19,420	18%	19,712	18%
BBB	17,214	16%	17,542	16%
BB	9,308	9%	9,699	9%
B	8,646	8%	8,267	8%
Other	578	1%	587	1%
Total	$106,558	100%	$107,554	100%

Corporate and asset-backed securities
The following table presents our 10 largest global exposures to corporate bonds by fair value at March 31, 2021:

(in millions of U.S. dollars)	Fair Value
Wells Fargo & Co	$713
Bank of America Corp	646
JP Morgan Chase & Co	617
Verizon Communications Inc	532
Comcast Corp	508
Morgan Stanley	444
AT&T Inc	419
Citigroup Inc	412
Goldman Sachs Group Inc	394
HSBC Holdings Plc	367

Mortgage-backed securities
The following table shows the fair value and amortized cost, net of valuation allowance, of our mortgage-backed securities:

	S&P Credit Rating					Fair Value	Amortized Cost, Net
March 31, 2021 (in millions of U.S. dollars)	AAA	AA	A	BBB	BB and below	Total	Total
Agency residential mortgage-backed securities (RMBS)	$118	$17,668	$—	$—	$—	$17,786	$17,156
Non-agency RMBS	193	38	98	34	8	371	368
Commercial mortgage-backed securities	2,862	280	130	2	3	3,277	3,151
Total mortgage-backed securities	$3,173	$17,986	$228	$36	$11	$21,434	$20,675

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

The following table summarizes the fair value and amortized cost, net of valuation allowance, of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. government securities at March 31, 2021:

(in millions of U.S. dollars)	Fair Value	Amortized Cost, Net
Republic of Korea	$1,019	$941
Canada	1,019	1,001
United Kingdom	901	888
Province of Ontario	732	712
Kingdom of Thailand	593	543
United Mexican States	563	558
Province of Quebec	483	465
Federative Republic of Brazil	461	462
Commonwealth of Australia	461	447
Socialist Republic of Vietnam	407	279
Other Non-U.S. Government Securities	5,698	5,516
Total	$12,337	$11,812
The following table summarizes the fair value and amortized cost, net of valuation allowance, of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. corporate securities at March 31, 2021:

(in millions of U.S. dollars)	Fair Value	Amortized Cost, Net
United Kingdom	$2,474	$2,377
Canada	1,876	1,806
United States (1)	1,218	1,168
France	1,177	1,122
Australia	875	837
Japan	667	652
Germany	623	597
Netherlands	580	556
Switzerland	565	539
China	433	419
Other Non-U.S. Corporate Securities	4,692	4,526
Total	$15,180	$14,599
(1)    The countries that are listed in the non-U.S. corporate fixed income portfolio above represent the ultimate parent company's country of risk. Non-U.S. corporate securities could be issued by foreign subsidiaries of U.S. corporations.

Below-investment grade corporate fixed income portfolio
Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss from default by the borrower is greater with below-investment grade securities. Below-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than investment grade issuers. At March 31, 2021, our corporate fixed income investment portfolio included below-investment grade and non-rated securities which, in total, comprised approximately 15 percent of our fixed income portfolio. Our below-investment grade and non-rated portfolio includes over 1,500 issuers, with the greatest single exposure being $172 million.

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

Critical Accounting Estimates
As of March 31, 2021, there were no material changes to our critical accounting estimates. For a full discussion of our critical accounting estimates, refer to Item 7 in our 2020 Form 10-K.

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

The following table presents a roll-forward of our unpaid losses and loss expenses:

(in millions of U.S. dollars)	Gross Losses	Reinsurance Recoverable (1)	Net Losses
Balance at December 31, 2020	$67,811	$14,647	$53,164
Losses and loss expenses incurred	6,467	1,414	5,053
Losses and loss expenses paid	(5,100)	(1,207)	(3,893)
Other (including foreign exchange translation)	77	6	71
Balance at March 31, 2021	$69,255	$14,860	$54,395
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

Asbestos and Environmental (A&E)
There was no significant A&E reserve activity during the three months ended March 31, 2021. A&E reserves are included in Corporate. Refer to our 2020 Form 10-K for further information on our A&E exposures.

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

Catastrophe Management
We actively monitor and manage our catastrophe risk accumulation around the world, including setting risk limits based on probable maximum loss (PML) and purchasing catastrophe reinsurance. The table below presents our modeled pre-tax estimates of natural catastrophe PML, net of reinsurance, at March 31, 2021, for Worldwide, U.S. hurricane and California earthquake events, based on our in-force portfolio at January 1, 2021 and reflecting the April 1, 2021 reinsurance program (see Natural Catastrophe Property Reinsurance Program section) as well as inuring reinsurance protection coverages. According to the model, for the 1-in-100 return period scenario, there is a one percent chance that our pre-tax annual aggregate losses incurred in any year from U.S. hurricane events could be in excess of $2,707 million (or 4.6 percent of our total shareholders’ equity at March 31, 2021). These estimates assume that reinsurance recoverable is fully collectible.

	Modeled Net Probable Maximum Loss (PML) Pre-tax
	Worldwide (1)		U.S. Hurricane (2)		California Earthquake (3)
	Annual Aggregate		Annual Aggregate		Single Occurrence
(in millions of U.S. dollars, except for percentages)	Chubb	% of Total Shareholders’ Equity	Chubb	% of Total Shareholders’ Equity	Chubb	% of Total Shareholders’ Equity
1-in-10	$1,879	3.2%	$1,092	1.8%	$140	0.2%
1-in-100	$3,988	6.8%	$2,707	4.6%	$1,297	2.2%
1-in-250	$6,655	11.3%	$4,905	8.3%	$1,469	2.5%
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
•The potential effects of climate change add to modeling complexity; and
•Changing climate conditions could impact our exposure to natural catastrophe risks, including U.S. hurricane. Published studies by leading government, academic and professional organizations predict an increase in the expected annual frequency of Atlantic-basin hurricanes and sea level rise through the end of the century over observed historical averages. These studies contemplate expected multi-decadal impacts of climate change on sea surface temperatures, sea levels and other factors contributing to the frequency and intensity of hurricanes. Based on preliminary stress tests conducted against the Chubb portfolio, the impacts of climate change are not expected to materially impact our reported U.S. hurricane PML over the next 12 months. These tests reflect current exposures only and exclude potential mitigating factors, such as changes to building codes, public or private risk mitigation, regulation and public policy.

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

Chubb renewed its Global Property Catastrophe Reinsurance Program for our North American and International operations effective April 1, 2021 through March 31, 2022, with an additional $100 million of limit for international loss occurrences compared to the expiring program. The program consists of three layers in excess of losses retained by Chubb on a per occurrence basis. In addition, Chubb also renewed its terrorism coverage (excluding nuclear, biological, chemical and radiation coverage, with an inclusion of coverage for biological and chemical coverage for personal lines) for the United States from April 1, 2021 through March 31, 2022 with the same limits and retention and percentage placed except that the majority of terrorism coverage is on an aggregate basis above our retentions without a reinstatement.

Loss Location	Layer of Loss	Comments	Notes
United States (excluding Alaska and Hawaii)	$0 million – $1.0 billion	Losses retained by Chubb	(a)
United States (excluding Alaska and Hawaii)	$1.0 billion – $1.15 billion	All natural perils and terrorism	(b)
United States (excluding Alaska and Hawaii)	$1.15 billion – $2.25 billion	All natural perils and terrorism	(c)
United States (excluding Alaska and Hawaii)	$2.25 billion – $3.5 billion	All natural perils and terrorism	(d)
International (including Alaska and Hawaii)	$0 million – $175 million	Losses retained by Chubb	(a)
International (including Alaska and Hawaii)	$175 million – $1.275 billion	All natural perils and terrorism	(c)
Alaska, Hawaii, and Canada	$1.275 billion – $2.525 billion	All natural perils and terrorism	(d)
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

Liquidity
We anticipate that positive cash flows from operations (underwriting activities and investment income) should be sufficient to cover cash outflows under most loss scenarios for the near term. In addition to cash from operations, routine sales of investments, and financing arrangements, we have agreements with a third-party bank provider which implemented two international multi-currency notional cash pooling programs to enhance cash management efficiency during periods of short-term timing mismatches between expected inflows and outflows of cash by currency. The programs allow us to optimize investment income by avoiding portfolio disruption. Should the need arise, we generally have access to capital markets and to credit facilities with letter of credit capacity of $3.7 billion with a sub-limit of $1.9 billion for revolving credit. At March 31, 2021, our usage under these facilities was $1.4 billion in letters of credit. Our access to credit under these facilities is dependent on the ability of the banks that are a party to the facilities to meet their funding commitments. The facilities require that we maintain certain financial covenants, all of which we met at March 31, 2021. Should the existing credit providers on these facilities experience financial difficulty, we may be required to replace credit sources, possibly in a difficult market. If we cannot obtain adequate capital or sources of credit on favorable terms, on a timely basis, or at all, our business, operating results, and financial condition could be adversely affected. To date, we have not experienced difficulty accessing our credit facilities.

The payment of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction, as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies. During the three months ended March 31, 2021, we were able to meet all our obligations, including the payments of dividends on our Common Shares, with our net cash flows.

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions as well as the subsidiary’s financial condition are paramount to the dividend decision. Chubb Limited received dividends of $740 million and nil from its Bermuda subsidiaries during the three months ended March 31, 2021 and 2020, respectively.

The payment of any dividends from CGM or its subsidiaries is subject to applicable U.K. insurance laws and regulations. In addition, the release of funds by Syndicate 2488 to subsidiaries of CGM is subject to regulations promulgated by the Society of Lloyd’s. The U.S. insurance subsidiaries of Chubb INA Holdings Inc. (Chubb INA) may pay dividends, without prior regulatory approval, subject to restrictions set out in state law of the subsidiary’s domicile (or, if applicable, commercial domicile). Chubb INA’s international subsidiaries are also subject to insurance laws and regulations particular to the countries in which the subsidiaries operate. These laws and regulations sometimes include restrictions that limit the amount of dividends payable without prior approval of regulatory insurance authorities. Chubb Limited received no dividends from CGM or Chubb INA during the three months ended March 31, 2021 and 2020. Debt issued by Chubb INA is serviced by statutorily permissible distributions by Chubb INA’s insurance subsidiaries to Chubb INA as well as other group resources. Chubb INA received no dividends from its subsidiaries during the three months ended March 31, 2021 and 2020.

Cash Flows
Our sources of liquidity include cash from operations, routine sales of investments, and financing arrangements. The following is a discussion of our cash flows for the three months ended March 31, 2021 and 2020.

Operating cash flows were $2.1 billion in the three months ended March 31, 2021, compared to $1.7 billion in the prior year period, an increase of $393 million, principally reflecting higher premiums collected and reduced payment activity, partially offset by higher catastrophe loss payments.

Cash used for investing was $1.3 billion in the three months ended March 31, 2021, compared to $1.0 billion in the prior year period. Cash used in the current year related to net investments purchased, principally fixed maturities. Cash used in the prior year principally related to the incremental purchase of Huatai Group ownership interest of $1.6 billion, partially offset by net proceeds from sales of fixed maturities.

Cash used for financing was $812 million in the three months ended March 31, 2021, compared to $645 million in the prior year period, an increase of $167 million principally from more shares repurchased in the current year.

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

We use repurchase agreements as a low-cost funding alternative. At March 31, 2021, there were $1.4 billion in repurchase agreements outstanding with various maturities over the next eight months.

Capital Resources
Capital resources consist of funds deployed or available to be deployed to support our business operations.

	March 31	December 31
(in millions of U.S. dollars, except for ratios)	2021	2020
Long-term debt	$14,879	$14,948
Trust preferred securities	308	308
Total shareholders’ equity	59,076	59,441
Total capitalization	$74,263	$74,697
Ratio of financial debt to total capitalization	20.0%	20.0%
Ratio of financial debt plus trust preferred securities to total capitalization	20.4%	20.4%

Repurchase agreements are excluded from the table above and are disclosed separately from short-term debt in the Consolidated balance sheets. The repurchase agreements are collateralized borrowings where we maintain the right and ability to redeem the collateral on short notice, unlike short-term debt which comprises the current maturities of our long-term debt instruments.

For the three months ended March 31, 2021, we repurchased $519 million of Common Shares in a series of open market transactions under the Board of Directors (Board) share repurchase authorization. At March 31, 2021, there were 27,928,305 Common Shares in treasury with a weighted average cost of $139.68 per share, and $1.98 billion in share repurchase authorization remained through December 31, 2021. For the period April 1, 2021 through April 29, 2021, we repurchased 450,000 Common Shares for a total of $76 million in a series of open market transactions. At April 29, 2021, $1.91 billion in share repurchase authorization remained through December 31, 2021.

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

At our May 2020 annual general meeting, our shareholders approved an annual dividend for the following year of up to $3.12 per share, or CHF 3.01 per share, calculated using the USD/CHF exchange rate as published in the Wall Street Journal on May 20, 2020, expected to be paid in four quarterly installments of $0.78 per share after the general meeting by way of a distribution from capital contribution reserves, transferred to free reserves for payment. The Board determines the record and payment dates at which the annual dividend may be paid until the date of the 2021 annual general meeting, and is authorized to abstain from distributing a dividend at its discretion. The four quarterly installments each of $0.78 per share were distributed by the Board as expected. The annual dividend approved in May 2020 represented a $0.12 per share increase ($0.03 per quarter) over the prior year dividend.

The following table represents dividends paid per Common Share to shareholders of record on each of the following dates:

Shareholders of record as of:	Dividends paid as of:
December 18, 2020	January 8, 2021	$0.78 (CHF 0.71)
March 19, 2021	April 9, 2021	$0.78 (CHF 0.70)

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Refer to Item 7A included in our 2020 Form 10-K.

Foreign currency management
As a global company, Chubb entities transact business in multiple currencies. Our policy is to generally match assets, liabilities and required capital for each individual jurisdiction in local currency, which would include the use of derivatives. We do not hedge our net asset non-U.S. dollar capital positions. We occasionally engage in hedging activity for planned cross border transactions. For an estimated impact of foreign currency movement on our net assets denominated in non-U.S. currencies, refer to Item 7A in our 2020 Form 10-K. This information will be updated and disclosed in interim filings if our net assets in non-U.S. currencies change materially from the December 31, 2020 balances disclosed in the 2020 Form 10-K.

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

The tables below are estimates of the sensitivities to instantaneous changes in economic inputs (e.g., equity shock, interest rate shock etc.) or actuarial assumptions at March 31, 2021 of the FVL and of the fair value of specific derivative instruments held (hedge value) to partially offset the risk in the variable annuity guarantee reinsurance portfolio. The following assumptions should be considered when using the below tables:

•Equity shocks impact all global equity markets equally
•Our liabilities are sensitive to global equity markets in the following proportions: 80 percent—90 percent U.S. equity, and 10 percent—20 percent international equity.
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

•The hedge sensitivity is from March 31, 2021 market levels and only applicable to the equity and interest rate sensitivities table below.

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

•In addition, the tables below do not reflect the expected quarterly run rate of net income generated by the variable annuity guarantee reinsurance portfolio if markets remain unchanged during the period. All else equal, if markets remain unchanged during the period, the FVL will increase, resulting in a realized loss. This realized loss occurs primarily because the guarantees provided in the underlying contracts continue to become more valuable even when markets remain unchanged. We refer to this increase in FVL as “timing effect”. The unfavorable impact of timing effect on our FVL in a quarter is not reflected in the sensitivity tables below. For this reason, when using the tables below to estimate the sensitivity of FVL in the second quarter of 2021 to various changes, it is necessary to assume an additional $5 million to $45 million increase in FVL and realized losses. Note that both the timing effect and the quarterly run rate impact to net income change over time as the book ages.

	Sensitivities to equity and interest rate movements
	(in millions of U.S. dollars)	Worldwide Equity Shock
	Interest Rate Shock	+10%	Flat	-10%	-20%	-30%	-40%
+100 bps	(Increase)/decrease in FVL	$331	$225	$95	$(71)	$(275)	$(530)
	Increase/(decrease) in hedge value	(77)	—	77	154	230	307
	Increase/(decrease) in net income	$254	$225	$172	$83	$(45)	$(223)
Flat	(Increase)/decrease in FVL	$135	$—	$(164)	$(360)	$(598)	$(892)
	Increase/(decrease) in hedge value	(77)	—	77	154	230	307
	Increase/(decrease) in net income	$58	$—	$(87)	$(206)	$(368)	$(585)
-100 bps	(Increase)/decrease in FVL	$(102)	$(261)	$(450)	$(672)	$(943)	$(1,272)
	Increase/(decrease) in hedge value	(77)	—	77	154	230	307
	Increase/(decrease) in net income	$(179)	$(261)	$(373)	$(518)	$(713)	$(965)

	Sensitivities to Other Economic Variables	AA-rated Credit Spreads		Interest Rate Volatility		Equity Volatility
	(in millions of U.S. dollars)	+100 bps	-100 bps	+2%	-2%	+2%	-2%
	(Increase)/decrease in FVL	$60	$(68)	$(1)	$1	$(15)	$15
	Increase/(decrease) in net income	$60	$(68)	$(1)	$1	$(15)	$15

	Sensitivities to Actuarial Assumptions			Mortality
	(in millions of U.S. dollars)			+20%	+10%	-10%	-20%
	(Increase)/decrease in FVL			$18	$9	$(9)	$(18)
	Increase/(decrease) in net income			$18	$9	$(9)	$(18)

				Lapses
	(in millions of U.S. dollars)			+50%	+25%	-25%	-50%
	(Increase)/decrease in FVL			$86	$47	$(52)	$(110)
	Increase/(decrease) in net income			$86	$47	$(52)	$(110)

				Annuitization
	(in millions of U.S. dollars)			+50%	+25%	-25%	-50%
	(Increase)/decrease in FVL			$(393)	$(208)	$229	$463
	Increase/(decrease) in net income			$(393)	$(208)	$229	$463

Variable Annuity Net Amount at Risk
All our VA reinsurance treaties include annual or aggregate claim limits and many include an aggregate deductible which limit the net amount at risk under these programs. The tables below present the net amount at risk at March 31, 2021 following an immediate change in equity market levels, assuming all global equity markets are impacted equally.

a) Reinsurance covering the GMDB risk only

	Equity Shock
(in millions of U.S. dollars)	+20%	Flat	-20%	-40%	-60%	-80%
GMDB net amount at risk	$304	$287	$382	$782	$893	$760
Claims at 100% immediate mortality	156	165	177	166	148	128

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

b) Reinsurance covering the GLB risk only

	Equity Shock
(in millions of U.S. dollars)	+20%	Flat	-20%	-40%	-60%	-80%
GLB net amount at risk	$767	$1,094	$1,666	$2,419	$2,990	$3,373

The treaty claim limits cause the net amount at risk to increase at a declining rate as equity markets fall.
c) Reinsurance covering both the GMDB and GLB risks on the same underlying policyholders

	Equity Shock
(in millions of U.S. dollars)	+20%	Flat	-20%	-40%	-60%	-80%
GMDB net amount at risk	$39	$47	$58	$72	$86	$96
GLB net amount at risk	313	412	550	723	904	1,027
Claims at 100% immediate mortality	37	36	36	36	36	35
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

ITEM 4. Controls and Procedures
Chubb’s management, with the participation of Chubb’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Chubb’s disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as of March 31, 2021. Based upon that evaluation, Chubb’s Chief Executive Officer and Chief Financial Officer concluded that Chubb’s disclosure controls and procedures are effective in allowing information required to be disclosed in reports filed under the Securities Exchange Act of 1934 to be recorded, processed, summarized, and reported within time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to Chubb’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in Chubb's internal controls over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, Chubb's internal controls over financial reporting.

ITEM 1. Legal Proceedings
The information required with respect to this item is included in Note 7 g) to the Consolidated Financial Statements, which is hereby incorporated herein by reference.

ITEM 1A. Risk Factors
There have been no material changes to the risk factors described under "Risk Factors" under Item 1A of Part I of our 2020 Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

Issuer’s Repurchases of Equity Securities
The following table provides information with respect to purchases by Chubb of its Common Shares during the three months ended March 31, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan (3)
January 1 through January 31	2,503	$154.44	—	$2.50	billion
February 1 through February 28	2,390,214	$165.83	2,208,000	$2.14	billion
March 1 through March 31	1,116,522	$168.26	902,000	$1.98	billion
Total	3,509,239	$166.59	3,110,000
(1)This column represents open market share repurchases and the surrender to Chubb of Common Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and to cover the cost of the exercise of options by employees through stock swaps.
(2)The aggregate value of shares purchased in the three months ended March 31, 2021 as part of the publicly announced plan was $519 million.
(3)In November 2020, the Board authorized the repurchase of up to $1.5 billion of Chubb's Common Shares from November 19, 2020 through December 31, 2021. In February 2021, the Board approved an increase to the November 2020 share repurchase program of $1.0 billion to a total of $2.5 billion, effective through December 31, 2021. For the period April 1, 2021 through April 29, 2021, we repurchased 450,000 Common Shares for a total of $76 million in a series of open market transactions. At April 29, 2021, $1.91 billion in share repurchase authorization remained through December 31, 2021. Refer to Note 8 to the Consolidated Financial Statements for more information on the Chubb Limited securities repurchase authorization.

ITEM 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
3.1	Articles of Association of the Company, as amended	8-K	3.1	August 4, 2020

3.2	Organizational Regulations of the Company, as amended	8-K	3.1	November 21, 2016

4.1	Articles of Association of the Company, as amended	8-K	4.1	August 4, 2020

4.2	Organizational Regulations of the Company, as amended	8-K	3.1	November 21, 2016

10.1*	Form of Performance Based Restricted Stock Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Swiss Executive Management	10-K	10.82	February 25, 2021

10.2*	Form of Performance Based Restricted Stock Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Executive Officers	10-K	10.83	February 25, 2021

22.1	Guaranteed Securities	10-K	22.1	February 25, 2021

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

101.1	The following financial information from Chubb Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in Inline XBRL:
	(i) Consolidated Balance Sheets at March 31, 2021, and December 31, 2020; (ii) Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2021 and 2020; (iii) Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2021 and 2020; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020; and (v) Notes to Consolidated Financial Statements				X

104.1	The Cover Page Interactive Data File formatted in Inline XBRL (The cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101.1)

* Management contract, compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHUBB LIMITED
(Registrant)

April 30, 2021	/s/ Evan G. Greenberg
Evan G. Greenberg
Chairman and Chief Executive Officer

April 30, 2021	/s/ Philip V. Bancroft
Philip V. Bancroft
Executive Vice President and Chief Financial Officer