Form 10-Q
period 2021-06-30
Chubb Ltd
filed 2021-07-29
CIK 896159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021
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
Yes  ☐                                               No  ☑
The number of registrant’s Common Shares (CHF 24.15 par value) outstanding as of July 16, 2021 was 438,740,033.

CHUBB LIMITED
INDEX TO FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements
CONSOLIDATED BALANCE SHEETS (Unaudited)
Chubb Limited and Subsidiaries

	June 30	December 31
(in millions of U.S. dollars, except share and per share data)	2021	2020
Assets
Investments
Fixed maturities available for sale, at fair value, net of valuation allowance - $11 and $20 (amortized cost – $88,265 and $85,188)	$92,163	$90,699
Fixed maturities held to maturity, at amortized cost, net of valuation allowance - $37 and $44 (fair value – $11,343 and $12,510)	10,673	11,653
Equity securities, at fair value	4,607	4,027
Short-term investments, at fair value (amortized cost – $4,471 and $4,349)	4,470	4,345
Other investments, at fair value	9,457	7,945
Total investments	121,370	118,669
Cash	1,843	1,747
Restricted cash	155	89
Securities lending collateral	2,369	1,844
Accrued investment income	837	867
Insurance and reinsurance balances receivable, net of valuation allowance - $42 and $44	11,720	10,480
Reinsurance recoverable on losses and loss expenses, net of valuation allowance - $322 and $314	15,725	15,592
Reinsurance recoverable on policy benefits	203	206
Deferred policy acquisition costs	5,605	5,402
Value of business acquired	255	263
Goodwill	15,506	15,400
Other intangible assets	5,694	5,811
Prepaid reinsurance premiums	3,141	2,769
Investments in partially-owned insurance companies	2,983	2,813
Other assets	9,768	8,822
Total assets	$197,174	$190,774
Liabilities
Unpaid losses and loss expenses	$70,289	$67,811
Unearned premiums	19,167	17,652
Future policy benefits	5,930	5,713
Insurance and reinsurance balances payable	7,525	6,708
Securities lending payable	2,369	1,844
Accounts payable, accrued expenses, and other liabilities	14,584	14,052
Deferred tax liabilities	581	892
Repurchase agreements	1,405	1,405
Long-term debt	14,954	14,948
Trust preferred securities	308	308
Total liabilities	137,112	131,333
Commitments and contingencies (refer to Note 7)
Shareholders’ equity
Common Shares (CHF 24.15 par value; 477,605,264 shares issued; 438,717,213 and 450,732,625 shares outstanding)	11,064	11,064
Common Shares in treasury (38,888,051 and 26,872,639 shares)	(5,772)	(3,644)
Additional paid-in capital	9,046	9,815
Retained earnings	43,902	39,337
Accumulated other comprehensive income (AOCI)	1,822	2,869
Total shareholders’ equity	60,062	59,441
Total liabilities and shareholders’ equity	$197,174	$190,774
See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars, except per share data)	2021	2020	2021	2020
Revenues
Net premiums written	$9,546	$8,355	$18,208	$16,332
Increase in unearned premiums	(733)	(227)	(1,174)	(410)
Net premiums earned	8,813	8,128	17,034	15,922
Net investment income	884	827	1,747	1,688
Net realized gains (losses) (includes $12, $(33), $36, and $(352) reclassified from AOCI)	(33)	30	854	(928)
Total revenues	9,664	8,985	19,635	16,682
Expenses
Losses and loss expenses	5,006	6,577	10,059	11,062
Policy benefits	185	223	352	352
Policy acquisition costs	1,698	1,593	3,363	3,208
Administrative expenses	775	727	1,519	1,468
Interest expense	122	128	244	260
Other (income) expense	(777)	58	(1,267)	113
Amortization of purchased intangibles	73	72	145	145
Total expenses	7,082	9,378	14,415	16,608
Income (loss) before income tax	2,582	(393)	5,220	74
Income tax expense (benefit) (includes $(6), $(2), $(2), and $(42) on unrealized gains and losses reclassified from AOCI)	317	(62)	655	153
Net income (loss)	$2,265	$(331)	$4,565	$(79)
Other comprehensive income (loss)
Unrealized appreciation (depreciation)	$706	$3,248	$(1,587)	$769
Reclassification adjustment for net realized (gains) losses included in net income (loss)	(12)	33	(36)	352
	694	3,281	(1,623)	1,121
Change in:
Cumulative foreign currency translation adjustment	308	445	330	(414)
Postretirement benefit liability adjustment	(9)	(22)	(37)	(36)
Other comprehensive income (loss), before income tax	993	3,704	(1,330)	671
Income tax (expense) benefit related to OCI items	(129)	(513)	283	(192)
Other comprehensive income (loss)	864	3,191	(1,047)	479
Comprehensive income	$3,129	$2,860	$3,518	$400
Earnings per share
Basic earnings (loss) per share	$5.09	$(0.73)	$10.20	$(0.17)
Diluted earnings (loss) per share	$5.06	$(0.73)	$10.13	$(0.17)
See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2021	2020	2021	2020
Common Shares
Balance – beginning and end of period	$11,064	$11,121	$11,064	$11,121
Common Shares in treasury
Balance – beginning of period	(3,901)	(3,872)	(3,644)	(3,754)
Common Shares repurchased	(1,921)	—	(2,440)	(326)
Net shares issued under employee share-based compensation plans	50	6	312	214
Balance – end of period	(5,772)	(3,866)	(5,772)	(3,866)
Additional paid-in capital
Balance – beginning of period	9,318	10,710	9,815	11,203
Net shares issued under employee share-based compensation plans	5	7	(182)	(189)
Exercise of stock options	(6)	(3)	(30)	(29)
Share-based compensation expense	81	55	147	124
Funding of dividends declared to Retained earnings	(352)	(353)	(704)	(693)
Balance – end of period	9,046	10,416	9,046	10,416
Retained earnings
Balance – beginning of period	41,637	36,322	39,337	36,142
Cumulative effect of adoption of accounting guidance	—	—	—	(72)
Balance – beginning of period, as adjusted	41,637	36,322	39,337	36,070
Net income (loss)	2,265	(331)	4,565	(79)
Funding of dividends declared from Additional paid-in capital	352	353	704	693
Dividends declared on Common Shares	(352)	(353)	(704)	(693)
Balance – end of period	43,902	35,991	43,902	35,991
Accumulated other comprehensive income
Net unrealized appreciation (depreciation) on investments
Balance – beginning of period	2,761	667	4,673	2,543
Change in period, before reclassification from AOCI, net of income tax (expense) benefit of $(107), $(522), $294 and $(198)	599	2,726	(1,293)	571
Amounts reclassified from AOCI, net of income tax expense of $(6), $(2), $(2), $(42)	(18)	31	(38)	310
Change in period, net of income tax (expense) benefit of $(113), $(524), $292 and $(240)	581	2,757	(1,331)	881
Balance – end of period	3,342	3,424	3,342	3,424
Cumulative foreign currency translation adjustment
Balance – beginning of period	(1,613)	(2,764)	(1,637)	(1,939)
Change in period, net of income tax (expense) benefit of $(18), $6, $(16) and $40	290	451	314	(374)
Balance – end of period	(1,323)	(2,313)	(1,323)	(2,313)
Postretirement benefit liability adjustment
Balance – beginning of period	(190)	4	(167)	15
Change in period, net of income tax benefit of $2, $5, $7 and $8	(7)	(17)	(30)	(28)
Balance – end of period	(197)	(13)	(197)	(13)
Accumulated other comprehensive income	1,822	1,098	1,822	1,098
Total shareholders’ equity	$60,062	$54,760	$60,062	$54,760
See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Chubb Limited and Subsidiaries

	Six Months Ended
	June 30
(in millions of U.S. dollars)	2021	2020
Cash flows from operating activities
Net income (loss)	$4,565	$(79)
Adjustments to reconcile net income to net cash flows from operating activities
Net realized (gains) losses	(854)	928
Amortization of premiums/discounts on fixed maturities	147	192
Amortization of purchased intangibles	145	145
Deferred income taxes	(28)	(302)
Unpaid losses and loss expenses	2,165	3,172
Unearned premiums	1,533	538
Future policy benefits	110	87
Insurance and reinsurance balances payable	796	118
Accounts payable, accrued expenses, and other liabilities	(630)	(304)
Income taxes payable	50	2
Insurance and reinsurance balances receivable	(1,180)	(645)
Reinsurance recoverable	(47)	(71)
Deferred policy acquisition costs	(198)	(62)
Other	(1,347)	(22)
Net cash flows from operating activities	5,227	3,697
Cash flows from investing activities
Purchases of fixed maturities available for sale	(15,217)	(13,058)
Purchases of fixed maturities held to maturity	(211)	(42)
Purchases of equity securities	(642)	(2,824)
Sales of fixed maturities available for sale	3,469	7,734
Sales of equity securities	614	1,353
Maturities and redemptions of fixed maturities available for sale	9,410	5,220
Maturities and redemptions of fixed maturities held to maturity	1,163	642
Net change in short-term investments	(120)	173
Net derivative instruments settlements	(87)	(18)
Private equity contributions	(873)	(546)
Private equity distributions	640	443
Payment, including deposit, for Huatai Group interest	(65)	(1,550)
Other	(106)	(221)
Net cash flows used for investing activities	(2,025)	(2,694)
Cash flows from financing activities
Dividends paid on Common Shares	(703)	(678)
Common Shares repurchased	(2,440)	(333)
Proceeds from issuance of repurchase agreements	550	1,402
Repayment of repurchase agreements	(550)	(1,402)
Proceeds from share-based compensation plans	178	74
Policyholder contract deposits and other	268	215
Policyholder contract withdrawals and other	(245)	(173)
Other	(80)	(3)
Net cash flows used for financing activities	(3,022)	(898)
Effect of foreign currency rate changes on cash and restricted cash	(18)	(42)
Net increase in cash and restricted cash	162	63
Cash and restricted cash – beginning of period	1,836	1,646
Cash and restricted cash – end of period	$1,998	$1,709
Supplemental cash flow information
Taxes paid	$631	$442
Interest paid	$271	$286
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

The following table provides a reconciliation of cash and restricted cash reported within the Consolidated balance sheets that total to the amounts shown in the Consolidated statements of cash flows:

	June 30	December 31
(in millions of U.S. dollars)	2021	2020
Cash	$1,843	$1,747
Restricted cash	155	89
Total cash and restricted cash shown in the Consolidated statements of cash flows	$1,998	$1,836

c) Goodwill
During the six months ended June 30, 2021, Goodwill increased $106 million, reflecting the impact of foreign exchange.

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

As of June 30, 2021, Chubb's aggregate ownership interest in Huatai Group was approximately 47.1 percent. Chubb applies the equity method of accounting to its investment in Huatai Group by recording its share of net income or loss in Other (income) expense in the Consolidated statements of operations. In 2019, Chubb entered into an agreement to acquire an additional 7.1 percent ownership interest in Huatai Group. The purchase of the additional 7.1 percent ownership interest is contingent upon important conditions. Upon completion of the 7.1 percent purchase, Chubb is expected to obtain majority ownership of Huatai Group and control of Huatai. At that time, Chubb is expected to apply consolidation accounting and discontinue the application of the equity method of accounting.

3. Investments

a) Fixed maturities

June 30, 2021	Amortized Cost	Valuation Allowance	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
(in millions of U.S. dollars)
Available for sale
U.S. Treasury / Agency	$2,349	$—	$134	$(5)	$2,478
Non-U.S.	25,269	(5)	1,296	(148)	26,412
Corporate and asset-backed securities	35,916	(6)	1,779	(114)	37,575
Mortgage-backed securities	18,851	—	752	(50)	19,553
Municipal	5,880	—	267	(2)	6,145
	$88,265	$(11)	$4,228	$(319)	$92,163
	Amortized Cost	Valuation Allowance	Net Carrying Value	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value

Held to maturity
U.S. Treasury / Agency	$1,041	$—	$1,041	$41	$—	$1,082
Non-U.S.	1,285	(5)	1,280	86	—	1,366
Corporate and asset-backed securities	2,117	(30)	2,087	227	—	2,314
Mortgage-backed securities	1,782	(1)	1,781	111	—	1,892
Municipal	4,485	(1)	4,484	205	—	4,689
	$10,710	$(37)	$10,673	$670	$—	$11,343

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

December 31, 2020	Amortized Cost	Valuation Allowance	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
(in millions of U.S. dollars)
Available for sale
U.S. Treasury / Agency	$2,471	$—	$199	$—	$2,670
Non-U.S.	24,594	(6)	1,808	(42)	26,354
Corporate and asset-backed securities	34,095	(14)	2,322	(72)	36,331
Mortgage-backed securities	17,456	—	1,022	(8)	18,470
Municipal	6,572	—	304	(2)	6,874
	$85,188	$(20)	$5,655	$(124)	$90,699
	Amortized Cost	Valuation Allowance	Net Carrying Value	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value

Held to maturity
U.S. Treasury / Agency	$1,392	$—	$1,392	$60	$—	$1,452
Non-U.S.	1,295	(7)	1,288	118	(1)	1,405
Corporate and asset-backed securities	2,185	(35)	2,150	288	—	2,438
Mortgage-backed securities	2,000	(1)	1,999	148	(1)	2,146
Municipal	4,825	(1)	4,824	245	—	5,069
	$11,697	$(44)	$11,653	$859	$(2)	$12,510

The following table presents the amortized cost of our Held to Maturity (HTM) securities according to S&P rating:

	June 30, 2021		December 31, 2020
(in millions of U.S. dollars, except for percentages)	Amortized cost	% of Total	Amortized cost	% of Total
AAA	$2,268	21%	$2,511	22%
AA	5,544	52%	6,193	53%
A	2,027	19%	2,138	18%
BBB	842	8%	826	7%
BB	28	—%	28	—%
Other	1	—%	1	—%
Total	$10,710	100%	$11,697	100%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents fixed maturities by contractual maturity:

		June 30		December 31
		2021		2020
(in millions of U.S. dollars)	Net Carrying Value	Fair Value	Net Carrying Value	Fair Value
Available for sale
Due in 1 year or less	$4,536	$4,536	$4,760	$4,760
Due after 1 year through 5 years	26,142	26,142	26,227	26,227
Due after 5 years through 10 years	27,953	27,953	27,232	27,232
Due after 10 years	13,979	13,979	14,010	14,010
	72,610	72,610	72,229	72,229
Mortgage-backed securities	19,553	19,553	18,470	18,470
	$92,163	$92,163	$90,699	$90,699
Held to maturity
Due in 1 year or less	$880	$887	$1,231	$1,240
Due after 1 year through 5 years	3,579	3,716	3,592	3,760
Due after 5 years through 10 years	2,734	2,887	3,029	3,228
Due after 10 years	1,699	1,961	1,802	2,136
	8,892	9,451	9,654	10,364
Mortgage-backed securities	1,781	1,892	1,999	2,146
	$10,673	$11,343	$11,653	$12,510

Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

b) Gross unrealized loss
Fixed maturities in an unrealized loss position at June 30, 2021 comprised both investment grade and below investment grade securities for which fair value declined primarily due to widening credit spreads since the date of purchase.

The following tables present, for Available for Sale (AFS) fixed maturities in an unrealized loss position (including securities on loan) that are not deemed to have expected credit losses, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	0 – 12 Months		Over 12 Months		Total
June 30, 2021	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. Treasury / Agency	$203	$(5)	$—	$—	$203	$(5)
Non-U.S.	4,325	(122)	610	(21)	4,935	(143)
Corporate and asset-backed securities	4,940	(87)	589	(14)	5,529	(101)
Mortgage-backed securities	5,127	(49)	36	(1)	5,163	(50)
Municipal	90	(1)	8	(1)	98	(2)
Total AFS fixed maturities	$14,685	$(264)	$1,243	$(37)	$15,928	$(301)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	0 – 12 Months		Over 12 Months		Total
December 31, 2020	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
Non-U.S.	$1,628	$(35)	$114	$(5)	$1,742	$(40)
Corporate and asset-backed securities	2,212	(33)	593	(14)	2,805	(47)
Mortgage-backed securities	875	(6)	35	(2)	910	(8)
Municipal	40	(1)	16	(1)	56	(2)
Total AFS fixed maturities	$4,755	$(75)	$758	$(22)	$5,513	$(97)

c) Net realized gains (losses)
The following table presents the components of Net realized gains (losses):

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2021	2020	2021	2020
Fixed maturities:
Gross realized gains	$56	$68	$93	$145
Gross realized losses	(53)	(174)	(72)	(299)
Net (provision for) recovery of expected credit losses	10	104	16	(46)
Impairment (1)	(1)	(31)	(1)	(152)
Total fixed maturities	$12	$(33)	$36	$(352)
Equity securities	150	148	517	119
Other investments	62	(107)	100	(102)
Foreign exchange losses	(97)	(61)	(21)	(129)
Investment and embedded derivative instruments	(91)	14	18	29
Fair value adjustments on insurance derivative	(8)	213	311	(472)
S&P futures	(64)	(103)	(108)	22
Other derivative instruments	3	(1)	2	(3)
Other	—	(40)	(1)	(40)
Net realized gains (losses) (pre-tax)	$(33)	$30	$854	$(928)
(1)Relates to certain securities we intended to sell and securities written to market entering default.

Realized gains and losses from Equity securities and Other investments from the table above include sales of securities and unrealized gains and losses from fair value changes as follows:

				Three Months Ended
				June 30
	2021			2020
(in millions of U.S. dollars)	Equity Securities	Other Investments	Total	Equity Securities	Other Investments	Total
Net gains (losses) recognized during the period	$150	$62	$212	$148	$(107)	$41
Less: Net gains recognized from sales of securities	45	—	45	187	—	187
Unrealized gains (losses) recognized for securities still held at reporting date	$105	$62	$167	$(39)	$(107)	$(146)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

				Six Months Ended
				June 30
	2021			2020
(in millions of U.S. dollars)	Equity Securities	Other Investments	Total	Equity Securities	Other Investments	Total
Net gains (losses) recognized during the period	$517	$100	$617	$119	$(102)	$17
Less: Net gains recognized from sales of securities	90	—	90	163	—	163
Unrealized gains (losses) recognized for securities still held at reporting date	$427	$100	$527	$(44)	$(102)	$(146)

The following table presents a roll-forward of valuation allowance for expected credit losses on fixed maturities:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2021	2020	2021	2020
Available for sale
Valuation allowance for expected credit losses - beginning of period	$15	$176	$20	$—
Impact of adoption of new accounting guidance	—	—	—	25
Provision for expected credit loss	1	29	5	178
Initial allowance for purchased securities with credit deterioration	—	3	—	5
Write-offs charged against the expected credit loss	—	(5)	—	(5)
Recovery of expected credit loss	(5)	(134)	(14)	(134)
Valuation allowance for expected credit losses - end of period	$11	$69	$11	$69
Held to maturity
Valuation allowance for expected credit losses - beginning of period	$43	$45	$44	$—
Impact of adoption of new accounting guidance	—	—	—	44
Provision for expected credit loss	—	6	—	7
Recovery of expected credit loss	(6)	—	(7)	—
Valuation allowance for expected credit losses - end of period	$37	$51	$37	$51

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

d) Alternative investments
Alternative investments include partially-owned investment companies, investment funds, and limited partnerships measured at fair value using net asset value (NAV) as a practical expedient. The following table presents, by investment category, the expected liquidation period, fair value, and maximum future funding commitments of alternative investments:

			June 30		December 31
	Expected Liquidation Period of Underlying Assets		2021		2020
(in millions of U.S. dollars)		Fair Value	Maximum Future Funding Commitments	Fair Value	Maximum Future Funding Commitments
Financial	2 to 10 Years	$957	$350	$673	$237
Real Assets	2 to 11 Years	1,014	781	805	598
Distressed	2 to 8 Years	486	875	358	970
Private Credit	3 to 8 Years	87	276	88	270
Traditional	2 to 14 Years	5,365	5,679	4,519	1,125
Vintage	1 to 2 Years	70	—	73	—
Investment funds	Not Applicable	274	—	254	—
		$8,253	$7,961	$6,770	$3,200

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

e) Restricted assets
Chubb is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutory regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. Chubb is also required to restrict assets pledged under repurchase agreements, which represent Chubb's agreement to sell securities and repurchase them at a future date for a predetermined price. We use trust funds in certain large reinsurance transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit (LOC) requirements. We have investments in segregated portfolios primarily to provide collateral or guarantees for LOC and derivative transactions. Included in restricted assets at

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

June 30, 2021 and December 31, 2020 are investments, primarily fixed maturities, totaling $18.7 billion and $19.6 billion, respectively, and cash of $155 million and $89 million, respectively.
The following table presents the components of restricted assets:

	June 30	December 31
(in millions of U.S. dollars)	2021	2020
Trust funds	$11,545	$12,305
Deposits with U.S. regulatory authorities	2,431	2,438
Deposits with non-U.S. regulatory authorities	2,801	2,905
Assets pledged under repurchase agreements	1,465	1,462
Other pledged assets	605	584
Total	$18,847	$19,694

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

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

Financial instruments measured at fair value on a recurring basis, by valuation hierarchy

June 30, 2021	Level 1	Level 2	Level 3	Total
(in millions of U.S. dollars)
Assets:
Fixed maturities available for sale
U.S. Treasury / Agency	$1,975	$503	$—	$2,478
Non-U.S.	—	25,770	642	26,412
Corporate and asset-backed securities	—	35,887	1,688	37,575
Mortgage-backed securities	—	19,506	47	19,553
Municipal	—	6,145	—	6,145
	1,975	87,811	2,377	92,163
Equity securities	4,529	—	78	4,607
Short-term investments	3,132	1,335	3	4,470
Other investments (1)	417	470	10	897
Securities lending collateral	—	2,369	—	2,369
Investment derivative instruments	55	—	—	55
Other derivative instruments	10	—	—	10
Separate account assets	5,014	113	—	5,127
Total assets measured at fair value (1)	$15,132	$92,098	$2,468	$109,698
Liabilities:
Investment derivative instruments	$94	$—	$—	$94
Other derivative instruments	12	—	—	12
GLB (2)	—	—	760	760
Total liabilities measured at fair value	$106	$—	$760	$866
(1)Excluded from the table above are partially-owned investments, investment funds, and limited partnerships of $8,253 million, policy loans of $237 million and other investments of $70 million at June 30, 2021 measured using NAV as a practical expedient.
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

(in millions of U.S. dollars, except for percentages)	Fair Value		Valuation Technique	Significant Unobservable Inputs	Ranges	Weighted Average (1)
	June 30, 2021	December 31, 2020
GLB (1)	$760	$1,089	Actuarial model	Lapse rate	3% – 34%	4.7%
				Annuitization rate	0% – 100%	3.3%
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The effect of changes in key market factors on assumed lapse and annuitization rates reflect emerging trends using data available from cedants. For treaties with limited experience, rates are established in line with data received from other ceding companies adjusted, as appropriate, with industry estimates. The model and related assumptions are regularly re-evaluated by management and enhanced, as appropriate, based upon additional experience obtained related to policyholder behavior and availability of updated information such as market conditions, market participant assumptions, and demographics of in-force annuities. For the three and six months ended June 30, 2021 and 2020, no material refinements were made to the model. For detailed information on our lapse and annuitization rate assumptions, refer to Note 4 to the Consolidated Financial Statements of our 2020 Form 10-K.

The following tables present a reconciliation of the beginning and ending balances of financial instruments measured at fair value using significant unobservable inputs (Level 3):

	Assets						Liabilities
Three Months Ended June 30, 2021 (in millions of U.S. dollars)	Available-for-Sale Debt Securities			Equity securities	Short-term investments	Other investments	GLB (1)
	Non-U.S.	Corporate and asset- backed securities	Mortgage-backed securities

Balance, beginning of period	$650	$1,612	$51	$75	$1	$10	$760
Transfers into Level 3	—	29	—	—	—	—	—
Transfers out of Level 3	(10)	(3)	—	—	—	—	—
Change in Net Unrealized Gains/Losses in OCI	5	6	—	—	—	—	—
Net Realized Gains/Losses	3	6	—	5	—	—	8
Purchases	54	240	1	4	2	—	—
Sales	(9)	(50)	(1)	(6)	—	—	—
Settlements	(51)	(152)	(4)	—	—	—	—
Other	—	—	—	—	—	—	(8)
Balance, end of period	$642	$1,688	$47	$78	$3	$10	$760
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$—	$6	$—	$4	$—	$—	$8
Change in Net Unrealized Gains/Losses included in OCI at the Balance sheet date	$7	$6	$—	$—	$—	$—	$—
(1)Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	Assets						Liabilities
Three Months Ended June 30, 2020 (in millions of U.S. dollars)	Available-for-Sale Debt Securities			Equity securities	Short-term investments	Other investments	GLB (1)
	Non-U.S.	Corporate and asset- backed securities	Mortgage-backed securities

Balance, beginning of period	$465	$1,502	$60	$67	$1	$10	$1,591
Transfers out of Level 3	(13)	(71)	—	—	—	—	—
Change in Net Unrealized Gains/ Losses in OCI	(6)	1	—	(1)	—	—	—
Net Realized Gains/Losses	(1)	(13)	—	(1)	—	—	(213)
Purchases	67	83	—	8	1	—	—
Sales	(16)	(48)	—	(9)	—	—	—
Settlements	(27)	(85)	—	—	—	—	—
Other	—	—	—	—	—	—	(6)
Balance, end of period	$469	$1,369	$60	$64	$2	$10	$1,372
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$—	$5	$—	$1	$—	$—	$(213)
Change in Net Unrealized Gains/Losses included in OCI at the Balance sheet date	$(5)	$7	$—	$—	$—	$—	$—
(1)Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value.

	Assets						Liabilities
Six Months Ended June 30, 2021 (in millions of U.S. dollars)	Available-for-Sale Debt Securities			Equity securities	Short-term investments	Other investments	GLB (1)
	Non-U.S.	Corporate and asset- backed securities	Mortgage-backed securities

Balance, beginning of period	$546	$1,573	$60	$73	$5	$10	$1,089
Transfers into Level 3	—	46	—	—	—	—	—
Transfers out of Level 3	(10)	(3)	—	—	—	—	—
Change in Net Unrealized Gains/Losses in OCI	13	12	—	—	—	—	—
Net Realized Gains/Losses	3	3	—	7	—	—	(311)
Purchases	175	409	1	7	3	—	—
Sales	(16)	(75)	(1)	(9)	—	—	—
Settlements	(69)	(277)	(13)	—	(5)	—	—
Other	—	—	—	—	—	—	(18)
Balance, end of period	$642	$1,688	$47	$78	$3	$10	$760
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$—	$3	$—	$6	$—	$—	$(311)
Change in Net Unrealized Gains/Losses included in OCI at the Balance sheet date	$17	$17	$—	$—	$—	$—	$—
(1)Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	Assets						Liabilities
Six Months Ended June 30, 2020 (in millions of U.S. dollars)	Available-for-Sale Debt Securities			Equity securities	Short-term investments	Other investments	GLB (1)
	Non-U.S.	Corporate and asset- backed securities	Mortgage-backed securities

Balance, beginning of period	$449	$1,451	$60	$69	$6	$10	$897
Transfers into Level 3	—	91	—	—	—	—	—
Transfers out of Level 3	(16)	(72)	—	—	—	—	—
Change in Net Unrealized Gains/Losses in OCI	(20)	(44)	—	—	—	—	—
Net Realized Gains/Losses	(3)	(26)	—	(3)	—	—	472
Purchases	149	222	—	11	2	—	—
Sales	(62)	(67)	—	(13)	—	—	—
Settlements	(28)	(186)	—	—	(6)	—	—
Other	—	—	—	—	—	—	3
Balance, end of period	$469	$1,369	$60	$64	$2	$10	$1,372
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$—	$(9)	$—	$(1)	$—	$—	$472
Change in Net Unrealized Gains/Losses included in OCI at the Balance sheet date	$(20)	$(37)	$—	$—	$—	$—	$—
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following tables present fair value, by valuation hierarchy, and carrying value of the financial instruments not measured at fair value:

June 30, 2021	Fair Value				Net Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities held to maturity
U.S. Treasury / Agency	$1,029	$53	$—	$1,082	$1,041
Non-U.S.	—	1,366	—	1,366	1,280
Corporate and asset-backed securities	—	2,314	—	2,314	2,087
Mortgage-backed securities	—	1,892	—	1,892	1,781
Municipal	—	4,689	—	4,689	4,484
Total assets	$1,029	$10,314	$—	$11,343	$10,673
Liabilities:
Repurchase agreements	$—	$1,405	$—	$1,405	$1,405
Long-term debt	—	16,822	—	16,822	14,954
Trust preferred securities	—	467	—	467	308
Total liabilities	$—	$18,694	$—	$18,694	$16,667

December 31, 2020	Fair Value				Net Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities held to maturity
U.S. Treasury / Agency	$1,395	$57	$—	$1,452	$1,392
Non-U.S.	—	1,405	—	1,405	1,288
Corporate and asset-backed securities	—	2,438	—	2,438	2,150
Mortgage-backed securities	—	2,146	—	2,146	1,999
Municipal	—	5,069	—	5,069	4,824
Total assets	$1,395	$11,115	$—	$12,510	$11,653
Liabilities:
Repurchase agreements	$—	$1,405	$—	$1,405	$1,405
Long-term debt	—	17,487	—	17,487	14,948
Trust preferred securities	—	473	—	473	308
Total liabilities	$—	$19,365	$—	$19,365	$16,661
5. Reinsurance

Reinsurance recoverable on ceded reinsurance

	June 30, 2021		December 31, 2020
(in millions of U.S. dollars)	Net Reinsurance Recoverable (1)	Valuation allowance	Net Reinsurance Recoverable (1)	Valuation allowance
Reinsurance recoverable on unpaid losses and loss expenses	$14,721	$265	$14,647	$257
Reinsurance recoverable on paid losses and loss expenses	1,004	57	945	57
Reinsurance recoverable on losses and loss expenses	$15,725	$322	$15,592	$314
Reinsurance recoverable on policy benefits	$203	$4	$206	$5
(1)Net of valuation allowance for uncollectible reinsurance.

The increase in reinsurance recoverable on losses and loss expenses was primarily due to unfavorable prior period development in certain lines.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents a roll-forward of valuation allowance for uncollectible reinsurance related to Reinsurance recoverable on loss and loss expenses:

	Six Months Ended
	June 30
(in millions of U.S. dollars)	2021	2020
Valuation allowance for uncollectible reinsurance - beginning of period	$314	$316
Provision for uncollectible reinsurance	9	5
Write-offs charged against the valuation allowance	(1)	(19)
Foreign exchange revaluation	—	1
Valuation allowance for uncollectible reinsurance - end of period	$322	$303
For additional information, refer to Note 1 d) to the Consolidated Financial Statements of our 2020 Form 10-K.

6. Unpaid losses and loss expenses

The following table presents a reconciliation of beginning and ending Unpaid losses and loss expenses:

	Six Months Ended
	June 30
(in millions of U.S. dollars)	2021	2020
Gross unpaid losses and loss expenses – beginning of period	$67,811	$62,690
Reinsurance recoverable on unpaid losses – beginning of period (1)	(14,647)	(14,181)
Net unpaid losses and loss expenses – beginning of period	53,164	48,509
Net losses and loss expenses incurred in respect of losses occurring in:
Current year	10,546	11,111
Prior years (2)	(487)	(49)
Total	10,059	11,062
Net losses and loss expenses paid in respect of losses occurring in:
Current year	2,355	2,263
Prior years	5,531	5,842
Total	7,886	8,105
Foreign currency revaluation and other	231	(128)
Net unpaid losses and loss expenses – end of period	55,568	51,338
Reinsurance recoverable on unpaid losses (1)	14,721	14,361
Gross unpaid losses and loss expenses – end of period	$70,289	$65,699
(1)    Net of valuation allowance for uncollectible reinsurance.
(2)    Relates to prior period loss reserve development only and excludes prior period development related to reinstatement premiums, expense adjustments and earned premiums totaling $27 million and $6 million for the six months ended June 30, 2021 and 2020, respectively.

Gross and net unpaid losses and loss expenses increased $2,478 million and $2,404 million, respectively, for the six months ended June 30, 2021, reflecting an increase in underlying exposure due to premium growth partially offset by favorable prior period development.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
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

The following table summarizes (favorable) and adverse PPD by segment.

	Three Months Ended June 30			Six Months Ended June 30
(in millions of U.S. dollars)	Long-tail	Short-tail	Total	Long-tail	Short-tail	Total
2021
North America Commercial P&C Insurance	$(96)	$(60)	$(156)	$(142)	$(141)	$(283)
North America Personal P&C Insurance	—	(44)	(44)	—	(84)	(84)
North America Agricultural Insurance	—	—	—	—	(2)	(2)
Overseas General Insurance	5	(161)	(156)	5	(186)	(181)
Global Reinsurance	(22)	22	—	(22)	15	(7)
Corporate	88	—	88	97	—	97
Total	$(25)	$(243)	$(268)	$(62)	$(398)	$(460)
2020
North America Commercial P&C Insurance	$(141)	$(5)	$(146)	$(184)	$(67)	$(251)
North America Personal P&C Insurance	—	(1)	(1)	—	—	—
North America Agricultural Insurance	—	—	—	—	(14)	(14)
Overseas General Insurance	(1)	(35)	(36)	(1)	(39)	(40)
Global Reinsurance	(19)	3	(16)	(19)	(4)	(23)
Corporate	274	—	274	285	—	285
Total	$113	$(38)	$75	$81	$(124)	$(43)

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

North America Commercial P&C Insurance
2021
For the three months ended June 30, 2021, net favorable PPD was $156 million, which was the net result of several underlying favorable and adverse movements, and was driven by the following principal changes:

•Net favorable development of $96 million in long-tail business, primarily from:

•Net favorable development of $137 million in our workers’ compensation lines. This included favorable development of $36 million related to our annual assessment of multi-claimant events including industrial accidents, in the 2020 accident year. Consistent with prior years, we reviewed these potential exposures after the close of the accident year to allow for late reporting or identification of significant losses. The remaining overall favorable development was mainly in accident years 2016 and prior, driven by lower than expected loss experience and related updates to loss development factors;

•Net favorable development of $45 million in general liability portfolios, driven by lower than expected paid and reported case incurred activity in accident years 2017 and prior, partly offset by higher than expected reported case incurred activity in accident years 2018 and 2019;

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

•Net adverse development of $76 million in commercial automobile liability, driven by adverse reported loss experience, mainly impacting accident years 2017 and 2019; and

•Net adverse development of $27 million in high deductible general liability coverages, driven by higher than expected loss severities, mainly impacting accident years 2016 through 2020, partly offset by favorable loss development in older accident years.

•Net favorable development of $60 million in short-tail business, primarily from:

•Net favorable development of $41 million in surety, $35 million of which was due to lower than expected COVID-19 claim activity in accident year 2020; and

•The remaining favorable development is predominantly driven by automobile, which experienced lower than expected claim development related to physical damage coverages in the 2020 accident year.

For the six months ended June 30, 2021, net favorable PPD was $283 million, which was the net result of several underlying favorable and adverse movements, and was driven by the following principal changes:

•Net favorable development of $142 million in long-tail business, primarily from:

•Net favorable development of $158 million in workers’ compensation lines, mainly due to the same factors experienced for the three months ended June 30, 2021, as described above;

•Net favorable development of $51 million in professional liability (errors & omissions and cyber), driven by accident years 2016 and 2017, from lower than expected emergence, partly offset by higher than expected development in accident year 2019;

•Net favorable development of $40 million in voluntary environmental lines, driven by accident years 2017 and prior, from lower than expected emergence, partly offset by higher than expected development in accident year 2019;

•Net favorable development of $37 million in general liability portfolios, driven by lower than expected paid and reported case incurred activity in accident years 2017 and prior, partly offset by higher than expected reported case incurred activity in accident years 2018 and 2019;

•Net adverse development of $26 million in high deductible general liability coverages, as described above;

•Net adverse development of $43 million in excess and umbrella portfolios, with accident years 2016 through 2019 experiencing higher than expected reported development, partly offset by lower than expected emergence in accident years 2015 and prior; and

•Net adverse development of $74 million in commercial automobile liability, due to the same factors experienced for the three months ended June 30, 2021.

•Net favorable development of $141 million in short-tail business, primarily from:

•Net favorable development of $89 million in surety, mainly in accident years 2018 through 2020, driven by lower than expected loss emergence;

•Net favorable development of $46 million in accident & health, driven by accident years 2019 and 2020, where loss emergence was lower than expected;

•Net favorable development of $29 million in property and marine coverages in accident year 2020, driven by lower than expected loss development; and

•Net adverse development of $41 million in first-party cyber risk, driven by accident years 2019 and 2020, which experienced higher than expected loss development as well as heightened frequency and severity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

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

North America Personal P&C Insurance
2021
For the three months ended June 30, 2021, net favorable PPD was $44 million, driven by favorable development of $43 million in automobile, predominantly from better than expected frequency results in accident year 2020 for physical damage coverages. For the six months ended June 30, 2021 net favorable PPD was $84 million, driven by the $43 million in automobile described above along with better than expected non-catastrophe loss development in accident year 2020 for homeowners and valuables.

North America Agricultural Insurance
2020
Prior period development in this segment mainly relates to our Multiple Peril Crop Insurance (MPCI) business and was favorable due to better than expected crop yield results in certain states at the prior year-end period (i.e., 2020 results based on 2019 crop year).

Overseas General Insurance
2021
For the three months ended June 30, 2021, net favorable PPD was $156 million, which was the net result of several underlying favorable and adverse movements, and was driven by the following principal changes:

•Net favorable development of $161 million in short-tail business, primarily from:

•Net favorable development of $50 million, in property lines in accident years 2019 and 2020, including a $21 million favorable reduction in COVID-19 estimates in accident year 2020. The remaining favorable development was across most regions in accident years 2019 and 2020;

•Net favorable development of $49 million, in accident and health lines, mainly due to favorable loss development across all regions in accident years 2019 and 2020; and

•Net favorable development of $31 million in marine lines in accident years 2018 through 2020, driven by favorable loss development, specific claim reductions, and salvage and subrogation recoveries in Continental Europe and Asia Pacific.

For the six months ended June 30, 2021, net favorable PPD was $181 million, primarily from:

•Net favorable development of $186 million in short-tail business, primarily from:

•Net favorable development of $58 million in property lines, net favorable development of $55 million in accident and health lines, and net favorable development of $35 million in marine, due to the same factors experienced for the three months ended June 30, 2021.

2020
For the three and six months ended June 30, 2020, net favorable PPD was $36 million and $40 million, respectively, which was the net result of several underlying favorable and adverse movements, including $19 million and $22 million, respectively, in marine lines across all regions mainly in accident years 2017 and 2018, and favorable case-specific settlements in accident years 2014 and prior.

Global Reinsurance
2020
For the three and six months ended June 30, 2020, net favorable PPD was $16 million and $23 million, respectively, which was the net result of several underlying favorable and adverse movements, none of which is significant individually or in the aggregate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Corporate
2021
For the three and six months ended June 30, 2021, net adverse development was $88 million and $97 million, respectively, driven by adverse development of $68 million for molestation claims.The remainder of the adverse development was driven by increased claim costs on non-A&E runoff workers’ compensation exposures, and charges relating to run-off operating expenses incurred.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents the balance sheet locations, fair values of derivative instruments in an asset or (liability) position, and notional values/payment provisions of our derivative instruments:

			June 30, 2021			December 31, 2020
	Consolidated Balance Sheet Location	Fair Value		Notional Value/ Payment Provision	Fair Value		Notional Value/ Payment Provision
(in millions of U.S. dollars)		Derivative Asset	Derivative (Liability)		Derivative Asset	Derivative (Liability)
Investment and embedded derivative instruments:
Foreign currency forward contracts	OA / (AP)	$19	$(57)	$4,384	$22	$(49)	$2,807
Options/Futures contracts on notes, bonds, and equities	OA / (AP)	36	(37)	12,543	13	(3)	1,749
Convertible securities (1)	FM AFS / ES	12	—	13	9	—	11
		$67	$(94)	$16,940	$44	$(52)	$4,567
Other derivative instruments:
Futures contracts on equities (2)	OA / (AP)	$—	$(12)	$818	$—	$(17)	$709
Other	OA / (AP)	10	—	175	—	—	16
		$10	$(12)	$993	$—	$(17)	$725
GLB (3)	(AP)	$—	$(760)	$1,423	$—	$(1,089)	$1,658
(1)Includes fair value of embedded derivatives.
(2)Related to GMDB and GLB book of business.
(3)Note that the payment provision related to GLB is the net amount at risk. The concept of a notional value does not apply to the GLB reinsurance contracts.

At June 30, 2021 and December 31, 2020, net derivative liabilities of $37 million and $30 million, respectively, included in the table above were subject to a master netting agreement. The remaining derivatives included in the table above were not subject to a master netting agreement.

The following table presents net realized gains (losses) related to derivative instrument activity in the Consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2021	2020	2021	2020
Investment and embedded derivative instruments:
Foreign currency forward contracts	$(6)	$10	$(22)	$53
All other futures contracts, options, and equities	(86)	3	39	(24)
Convertible securities (1)	1	1	1	—
Total investment and embedded derivative instruments	$(91)	$14	$18	$29
GLB and other derivative instruments:
GLB	$(8)	$213	$311	$(472)
Futures contracts on equities (2)	(64)	(103)	(108)	22
Other	3	(1)	2	(3)
Total GLB and other derivative instruments	$(69)	$109	$205	$(453)
	$(160)	$123	$223	$(424)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

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

The following table presents the carrying value of collateral held under securities lending agreements by investment category and remaining contractual maturity of the underlying agreements:

	Remaining contractual maturity
	June 30, 2021	December 31, 2020
(in millions of U.S. dollars)	Overnight and Continuous
Collateral held under securities lending agreements:
Cash	$1,179	$551
U.S. Treasury / Agency	147	148
Non-U.S.	885	1,032
Corporate and asset-backed securities	9	30
Mortgage-backed securities	1	4
Equity securities	148	79
	$2,369	$1,844
Gross amount of recognized liability for securities lending payable	$2,369	$1,844

At June 30, 2021 and December 31, 2020, our repurchase agreement obligations of $1,405 million were fully collateralized. In contrast to securities lending programs, the use of cash received is not restricted for the repurchase obligations. The fair value of the underlying securities sold remains in Fixed maturities available for sale, and the repurchase agreement obligation is recorded in Repurchase agreements in the Consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents the carrying value of collateral pledged under repurchase agreements by investment category and remaining contractual maturity of the underlying agreements:

	Remaining contractual maturity
	June 30, 2021				December 31, 2020
	Up to 30 Days	30-90 Days	Greater than 90 Days	Total	30-90 Days	Greater than 90 Days	Total
(in millions of U.S. dollars)
Collateral pledged under repurchase agreements:
Cash	$16	$—	$—	$16	$—	$4	$4
U.S. Treasury / Agency	4	—	104	108	—	106	106
Mortgage-backed securities	367	488	486	1,341	481	871	1,352
	$387	$488	$590	$1,465	$481	$981	$1,462
Gross amount of recognized liabilities for repurchase agreements				$1,405			$1,405
Difference (1)				$60			$57
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

d) Fixed maturities
At June 30, 2021, we have commitments to purchase fixed income securities of $877 million over the next several years.

e) Other investments
At June 30, 2021, included in Other investments in the Consolidated balance sheet are investments in limited partnerships and partially-owned investment companies with a carrying value of $8.0 billion. In connection with these investments, we have commitments that may require funding of up to $8.0 billion over the next several years. At December 31, 2020, these investments had a carrying value of $6.5 billion with a commitment that may require funding of up to $3.2 billion.

f) Income taxes
At June 30, 2021, $60 million of unrecognized tax benefits remain outstanding. It is reasonably possible that over the next twelve months, that the amount of unrecognized tax benefits may change resulting from the re-evaluation of unrecognized tax benefits arising from examinations by taxing authorities, settlements and the lapses of statutes of limitations. With few exceptions, Chubb is no longer subject to income tax examinations for years before 2012.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

h) Leases
At June 30, 2021 and December 31, 2020, the right-of-use asset was $429 million and $473 million, respectively, recorded within Other assets on the Consolidated balance sheets and the lease liability was $468 million and $517 million, respectively, which was recorded within Accounts payable, accrued expenses, and other liabilities on the Consolidated balance sheets. These leases consist principally of real estate operating leases that are amortized on a straight-line basis over the term of the lease, which expire at various dates.

8. Shareholders’ equity

All of Chubb’s Common Shares are authorized under Swiss corporate law. Though the par value of Common Shares is stated in Swiss francs, Chubb continues to use U.S. dollars as its reporting currency for preparing the Consolidated Financial statements. Under Swiss corporate law, dividends, including distributions from legal reserves or through a reduction in par value (par value reduction), must be stated in Swiss francs though dividend payments are made by Chubb in U.S. dollars. At June 30, 2021, our Common Shares had a par value of CHF 24.15 per share.

At our May 2021 annual general meeting, our shareholders approved an annual dividend for the following year of up to $3.20 per share, expected to be paid in four quarterly installments of $0.80 per share after the general meeting by way of distribution from capital contribution reserves, transferred to free reserves for payment. The Board of Directors (Board) will determine the record and payment dates at which the annual dividend may be paid until the date of the 2022 annual general meeting, and is authorized to abstain from distributing a dividend at its discretion.

At our May 2020 and 2019 annual general meetings, our shareholders approved annual dividends for the following year of up to $3.12 per share and $3.00 per share, respectively, which were paid in four quarterly installments of $0.78 per share and $0.75 per share, respectively, at dates determined by the Board after the annual general meetings by way of a distribution from capital contribution reserves, transferred to free reserves for payment.

The following table presents dividend distributions per Common Share in Swiss francs (CHF) and U.S. dollars (USD):

	Three Months Ended				Six Months Ended
	June 30				June 30
	2021		2020		2021		2020
	CHF	USD	CHF	USD	CHF	USD	CHF	USD
Total dividend distributions per common share	0.71	$0.80	0.75	$0.78	1.41	$1.58	1.47	$1.53

Increases in Common Shares in treasury are due to open market repurchases of Common Shares and the surrender of Common Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock and the forfeiture of unvested restricted stock. Decreases in Common Shares in treasury are principally due to grants of restricted stock, exercises of stock options, purchases under the Employee Stock Purchase Plan (ESPP), and share cancellations. During the six months ended June 30, 2021, 14,465,400 shares were repurchased and 2,449,988 net shares were issued under employee share-based compensation plans. At June 30, 2021, 38,888,051 Common Shares remain in treasury.

Chubb Limited securities repurchase authorizations
The Board has authorized share repurchase programs as follows:

•$1.5 billion of Chubb Common Shares from November 21, 2019 through December 31, 2020
•$1.5 billion of Chubb Common Shares from November 19, 2020 through December 31, 2021

In February 2021, the Board approved an increase to the November 2020 share repurchase program of $1.0 billion to a total of $2.5 billion, effective through December 31, 2021. Subsequently, on July 19, 2021, the Board authorized a one-time incremental share repurchase program of up to $5.0 billion through June 30, 2022. The $2.5 billion share repurchase authorization will be used prior to the $5.0 billion share repurchase authorization.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents repurchases of Chubb's Common Shares conducted in a series of open market transactions under the Board authorizations:

	Three Months Ended		Six Months Ended		July 1, 2021 through July 28, 2021
		June 30		June 30
(in millions of U.S. dollars, except share data)	2021	2020	2021	2020
Number of shares repurchased	11,355,400	—	14,465,400	2,266,150	—
Cost of shares repurchased	$1,921	$—	$2,440	$326	$—
Repurchase authorization remaining at end of period	$65	$1,124	$65	$1,124	$5,065
9. Share-based compensation

The Chubb Limited 2016 Long-Term Incentive Plan (the 2016 LTIP) permits grants of both incentive and non-qualified stock options principally at an option price per share equal to the grant date fair value of Chubb's Common Shares. Stock options are generally granted with a 3-year vesting period and a 10-year term. Stock options typically vest in equal annual installments over the respective vesting period, which is also the requisite service period. On February 25, 2021, Chubb granted 1,790,057 stock options with a weighted-average grant date fair value of $33.05 each. The fair value of the options issued is estimated on the grant date using the Black-Scholes option pricing model.

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

In May 2021, our shareholders approved the Chubb Limited 2016 Long-Term Incentive Plan, as amended and restated (the Amended 2016 LTIP). Under the Amended 2016 LTIP, the number of Common Shares available for delivery increased by 13.4 million. This is in addition to any shares that remain available for delivery since the initial establishment of the 2016 LTIP, plus any shares covered by outstanding awards granted under the ACE Limited 2004 Long-Term Incentive Plan that are forfeited, expired or canceled after the effective date of the Amended 2016 LTIP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

10. Postretirement benefits

The components of net pension and other postretirement benefit costs (benefits) reflected in Net income (loss) in the Consolidated statements of operations were as follows:

	Pension Benefit Plans				Other Postretirement Benefit Plans
	2021		2020		2021	2020
Three Months Ended June 30	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
(in millions of U.S. dollars)
Service cost	$—	$1	$—	$1	$—	$—
Non-service cost (benefit):
Interest cost	17	4	25	5	—	—
Expected return on plan assets	(63)	(11)	(56)	(11)	—	(1)
Amortization of net actuarial loss	—	1	—	1	—	—
Amortization of prior service cost	—	—	—	—	(6)	(20)
Settlements	—	—	1	—	—	—
Total non-service cost (benefit)	(46)	(6)	(30)	(5)	(6)	(21)
Net periodic benefit cost (benefit)	$(46)	$(5)	$(30)	$(4)	$(6)	$(21)

	Pension Benefit Plans				Other Postretirement Benefit Plans
	2021		2020		2021	2020
Six Months Ended June 30	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
(in millions of U.S. dollars)
Service cost	$—	$2	$—	$2	$—	$—
Non-service cost (benefit):
Interest cost	35	9	50	11	—	1
Expected return on plan assets	(127)	(22)	(112)	(21)	—	(2)
Amortization of net actuarial loss	—	2	—	1	—	—
Amortization of prior service cost	—	—	—	—	(26)	(40)
Settlements	—	—	2	—	—	—
Total non-service cost (benefit)	(92)	(11)	(60)	(9)	(26)	(41)
Net periodic benefit cost (benefit)	$(92)	$(9)	$(60)	$(7)	$(26)	$(41)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The line items in which the service cost and non-service cost (benefit) components of net periodic benefit cost (benefit) are included in the Consolidated statements of operations were as follows:

	Pension Benefit Plans		Other Postretirement Benefit Plans
Three Months Ended June 30	2021	2020	2021	2020
(in millions of U.S. dollars)
Service cost:
Losses and loss expenses	$—	$—	$—	$—
Administrative expenses	1	1	—	—
Total service cost	1	1	—	—
Non-service cost (benefit):
Losses and loss expenses	(4)	(3)	(1)	(2)
Administrative expenses	(48)	(32)	(5)	(19)
Total non-service cost (benefit)	(52)	(35)	(6)	(21)
Net periodic benefit cost (benefit)	$(51)	$(34)	$(6)	$(21)

	Pension Benefit Plans		Other Postretirement Benefit Plans
Six Months Ended June 30	2021	2020	2021	2020
(in millions of U.S. dollars)
Service cost:
Losses and loss expenses	$—	$—	$—	$—
Administrative expenses	2	2	—	—
Total service cost	2	2	—	—
Non-service cost (benefit):
Losses and loss expenses	(9)	(6)	(3)	(4)
Administrative expenses	(94)	(63)	(23)	(37)
Total non-service cost (benefit)	(103)	(69)	(26)	(41)
Net periodic benefit cost (benefit)	$(101)	$(67)	$(26)	$(41)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

11. Other income and expense

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2021	2020	2021	2020
Equity in net income (loss) of partially-owned entities (1)	$774	$(73)	$1,271	$(44)
Gains (losses) from fair value changes in separate account assets (2)	15	40	19	(16)
Federal excise and capital taxes	(5)	(6)	(10)	(12)
Other	(7)	(19)	(13)	(41)
Total	$777	$(58)	$1,267	$(113)
(1)     Principally comprises our share of operating income and mark-to-market gains on private equities where we hold more than three percent. Also includes net income from our investment in Huatai of $49 million and $98 million for the three and six months ended June 30, 2021, respectively, compared to $31 million and $49 million, respectively, for the prior year periods.
(2)     Related to gains (losses) from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP.
Other income and expense includes equity in net income of partially-owned entities, which includes our share of net income or loss, both underlying operating income and mark-to-market movement, related to partially-owned investment companies (private equity) and partially-owned insurance companies. Also included in Other income and expense are gains (losses) from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP. The offsetting movement in the separate account liabilities is included in Policy benefits in the Consolidated statements of operations. Certain federal excise and capital taxes incurred as a result of capital management initiatives are included in Other income and expense as these are considered capital transactions and are excluded from underwriting results. Bad debt expense for uncollectible premiums is also included in Other income and expense.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following tables present the Statement of Operations by segment:

For the Three Months Ended June 30, 2021 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Segment Measure Reclass	Chubb Consolidated
Net premiums written	$4,285	$1,363	$512	$2,497	$274	$615	$—	$—	$9,546
Net premiums earned	3,803	1,224	410	2,579	192	605	—	—	8,813
Losses and loss expenses	2,426	676	331	1,186	110	185	89	3	5,006
Policy benefits	—	—	—	—	—	170	—	15	185
Policy acquisition costs	489	245	27	699	47	191	—	—	1,698
Administrative expenses	245	67	3	279	10	83	88	—	775
Underwriting income (loss)	643	236	49	415	25	(24)	(177)	(18)	1,149
Net investment income (loss)	535	64	8	149	81	101	(15)	(39)	884
Other (income) expense(1)	14	(5)	—	2	—	(26)	(708)	(54)	(777)
Amortization expense of purchased intangibles	—	3	6	13	—	1	50	—	73
Segment income	$1,164	$302	$51	$549	$106	$102	$466	$(3)	$2,737
Net realized gains (losses)							(36)	3	(33)
Interest expense							122	—	122
Income tax expense							317	—	317
Net income (loss)							$(9)	$—	$2,265
(1)Principally includes our share of operating income and market-to-market gains on private equities where we hold more than three percent. Refer to Note 11 for additional information.

For the Three Months Ended June 30, 2020 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Segment Measure Reclass	Chubb Consolidated

Net premiums written	$3,720	$1,327	$461	$2,021	$207	$619	$—	$—	$8,355
Net premiums earned	3,595	1,192	376	2,194	163	608	—	—	8,128
Losses and loss expenses	3,498	762	313	1,485	73	171	276	(1)	6,577
Policy benefits	—	—	—	—	—	183	—	40	223
Policy acquisition costs	471	231	29	624	42	196	—	—	1,593
Administrative expenses	249	66	3	241	9	82	77	—	727
Underwriting income (loss)	(623)	133	31	(156)	39	(24)	(353)	(39)	(992)
Net investment income (loss)	509	65	7	121	60	95	(22)	(8)	827
Other (income) expense	6	1	1	5	1	(17)	109	(48)	58
Amortization expense of purchased intangibles	—	3	6	11	—	1	51	—	72
Segment income (loss)	$(120)	$194	$31	$(51)	$98	$87	$(535)	$1	$(295)
Net realized gains (losses)							31	(1)	30
Interest expense							128	—	128
Income tax benefit							(62)	—	(62)
Net loss							$(570)	$—	$(331)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

For the Six Months Ended June 30, 2021 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Segment Measure Reclass	Chubb Consolidated
Net premiums written	$7,949	$2,461	$695	$5,387	$481	$1,235	$—	$—	$18,208
Net premiums earned	7,477	2,408	520	5,057	372	1,200	—	—	17,034
Losses and loss expenses	4,986	1,495	416	2,449	230	383	98	2	10,059
Policy benefits	—	—	—	—	—	333	—	19	352
Policy acquisition costs	1,003	492	39	1,367	92	370	—	—	3,363
Administrative expenses	499	127	6	545	18	165	159	—	1,519
Underwriting income (loss)	989	294	59	696	32	(51)	(257)	(21)	1,741
Net investment income (loss)	1,075	129	15	290	151	199	(32)	(80)	1,747
Other (income) expense	16	(4)	—	3	—	(60)	(1,123)	(99)	(1,267)
Amortization expense of purchased intangibles	—	6	13	25	—	2	99	—	145
Segment income	$2,048	$421	$61	$958	$183	$206	$735	$(2)	$4,610
Net realized gains (losses)							852	2	854
Interest expense							244	—	244
Income tax expense							655	—	655
Net income							$688	$—	$4,565

For the Six Months Ended June 30, 2020 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Segment Measure Reclass	Chubb Consolidated

Net premiums written	$6,972	$2,434	$618	$4,619	$425	$1,264	$—	$—	$16,332
Net premiums earned	6,971	2,392	470	4,501	349	1,239	—	—	15,922
Losses and loss expenses	5,679	1,445	378	2,743	160	373	287	(3)	11,062
Policy benefits	—	—	—	—	—	368	—	(16)	352
Policy acquisition costs	963	476	40	1,266	87	376	—	—	3,208
Administrative expenses	508	134	7	499	19	158	143	—	1,468
Underwriting income (loss)	(179)	337	45	(7)	83	(36)	(430)	19	(168)
Net investment income (loss)	1,034	131	16	266	129	190	(46)	(32)	1,688
Other (income) expense	12	3	1	9	1	(29)	132	(16)	113
Amortization expense of purchased intangibles	—	6	13	23	—	2	101	—	145
Segment income (loss)	$843	$459	$47	$227	$211	$181	$(709)	$3	$1,262
Net realized gains (losses)							(925)	(3)	(928)
Interest expense							260	—	260
Income tax expense							153	—	153
Net loss							$(2,047)	$—	$(79)

Underwriting assets are reviewed in total by management for purposes of decision-making. Other than Unpaid losses and loss expenses, Future policy benefits, Reinsurance recoverables, Goodwill and Other intangible assets, Chubb does not allocate assets to its segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

13. Earnings per share

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars, except share and per share data)	2021	2020	2021	2020
Numerator:
Net income (loss)	$2,265	$(331)	$4,565	$(79)
Denominator:
Denominator for basic earnings per share:
Weighted-average shares outstanding	445,094,678	451,402,807	447,802,079	451,635,733
Denominator for diluted earnings per share:
Share-based compensation plans (1)	2,857,242	—	2,900,440	—
Weighted-average shares outstanding and assumed conversions	447,951,920	451,402,807	450,702,519	451,635,733
Basic earnings (loss) per share	$5.09	$(0.73)	$10.20	$(0.17)
Diluted earnings (loss) per share	$5.06	$(0.73)	$10.13	$(0.17)
Potential anti-dilutive share conversions	1,777,555	8,378,447	1,879,882	6,583,319
(1)For the three and six months ended June 30, 2020, weighted-average shares outstanding used in calculating diluted loss per share excludes the effect of dilutive securities of 1,395,951 and 2,044,144 shares, respectively. In periods where a net loss is recognized, inclusion of incremental dilution is anti-dilutive.

Excluded from weighted-average shares outstanding and assumed conversions is the impact of securities that would have been anti-dilutive during the respective periods.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of our results of operations, financial condition, and liquidity and capital resources as of and for the three and six months ended June 30, 2021.

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
•infection rates and severity of COVID-19 and related risks, and their effects on our business operations and claims activity, and any adverse impact to our insureds, brokers, agents, and employees; actual claims may exceed our best estimate of ultimate insurance losses incurred through June 30, 2021 which could change including as a result of, among other things, the impact of legislative or regulatory actions taken in response to COVID-19;
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

Overview
Chubb Limited is the Swiss-incorporated holding company of the Chubb Group of Companies. Chubb Limited, which is headquartered in Zurich, Switzerland, and its direct and indirect subsidiaries (collectively, the Chubb Group of Companies, Chubb, we, us, or our) are a global insurance and reinsurance organization, serving the needs of a diverse group of clients worldwide. At June 30, 2021, we had total assets of $197 billion and shareholders’ equity of $60 billion. Chubb was incorporated in 1985 at which time it opened its first business office in Bermuda and continues to maintain operations in Bermuda. We operate through six business segments: North America Commercial P&C Insurance, North America Personal P&C Insurance, North America Agricultural Insurance, Overseas General Insurance, Global Reinsurance, and Life Insurance. For more information on our segments refer to “Segment Information” under Item 1 in our 2020 Form 10-K.

Consolidated Operating Results – Three and Six Months Ended June 30, 2021 and 2020

	Three Months Ended			Six Months Ended
	June 30		% Change	June 30		% Change
(in millions of U.S. dollars, except for percentages)	2021	2020	Q-21 vs. Q-20	2021	2020	YTD-21 vs. YTD-20
Net premiums written	$9,546	$8,355	14.3%	$18,208	$16,332	11.5%
Net premiums written - constant dollars (1)			11.5%			9.3%
Net premiums earned	8,813	8,128	8.4%	17,034	15,922	7.0%
Net investment income	884	827	7.0%	1,747	1,688	3.5%
Net realized gains (losses)	(33)	30	NM	854	(928)	NM
Total revenues	9,664	8,985	7.6%	19,635	16,682	17.7%
Losses and loss expenses	5,006	6,577	(23.9)%	10,059	11,062	(9.1)%
Policy benefits	185	223	(17.2)%	352	352	—
Policy acquisition costs	1,698	1,593	6.6%	3,363	3,208	4.8%
Administrative expenses	775	727	6.7%	1,519	1,468	3.5%
Interest expense	122	128	(4.9)%	244	260	(6.3)%
Other (income) expense	(777)	58	NM	(1,267)	113	NM
Amortization of purchased intangibles	73	72	1.1%	145	145	—
Total expenses	7,082	9,378	(24.5)%	14,415	16,608	(13.2)%
Income (loss) before income tax	2,582	(393)	NM	5,220	74	NM
Income tax expense (benefit)	317	(62)	NM	655	153	NM
Net income (loss)	$2,265	$(331)	NM	$4,565	$(79)	NM
NM – not meaningful
(1)     On a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency exchange rates as the comparable current period.

Financial Highlights for the Three Months Ended June 30, 2021

•Net income was $2.3 billion compared with a net loss of $331 million in the prior year period. Net income in the current quarter was driven by record underwriting results, record net investment income, and higher income related to our partially-owned companies. Both commercial P&C and consumer lines grew globally, reflecting positive rate increases which exceeded loss cost trend, strong retention and higher new business.

•Total pre-tax and after-tax catastrophe losses were $280 million (3.4 percentage points of the combined ratio) and $226 million, respectively, compared with $1.8 billion (23.9 percentage points of the combined ratio) and $1.5 billion, respectively, in the prior year period, which included $1,365 million of pre-tax losses, or $1,157 million after tax, related to COVID-19.

•Total pre-tax and after-tax favorable prior period development were $268 million (3.3 percentage points of the combined ratio) and $224 million, respectively, compared with unfavorable prior period development of $75 million (1.0 percentage point of the combined ratio) and $52 million, respectively, in the prior year period. The current quarter included a charge of $68 million pre-tax for molestation claims, compared to $259 million in the prior year.

•The P&C combined ratio was 85.5 percent compared with 112.3 percent in the prior year period. P&C current accident year combined ratio excluding catastrophe losses was 85.4 percent compared with 87.4 percent in the prior year period. The 2.0 percentage point decrease was substantially driven by improvement in the loss ratio.

•Consolidated net premiums written were $9.5 billion, up 14.3 percent, or 11.5 percent in constant dollars. P&C net premiums written were $8.9 billion, up 15.5 percent, or 12.7 percent in constant dollars, comprising positive growth in both commercial P&C lines and consumer lines of 19.9 percent and 5.6 percent, respectively. The increase is primarily due to new business and positive rate increases across most lines and regions. There were two items that also impacted growth including a $184 million reduction in premium due to exposure adjustments on in-force policies resulting from the COVID-19 pandemic in the prior year, which was more than offset by a year-over-year decrease in large structured transactions of $241 million. Excluding these items, P&C net premiums written increased 16.4 percent.

•Consolidated net premiums earned were $8.8 billion, up 8.4 percent, or 5.6 percent in constant dollars. P&C net premiums earned increased 9.1 percent, comprising positive growth in both commercial P&C lines and consumer lines of 11.6 percent and 3.8 percent, respectively. Net premiums earned increased due to the same reasons described above for net premiums written, including from the prior year COVID-19 exposure adjustments that depressed prior year growth by $103 million. Partially offsetting the overall growth is the year-over-year decrease in large structured transactions of $241 million, which are fully earned when written.

•Net investment income was $884 million compared with $827 million in the prior year period primarily due to higher income received from our private equity partnerships and increased dividends on public equities.

•Shareholders' equity increased by $986 million in the quarter, primarily reflecting net income of $2.3 billion and net unrealized gains on investments of $581 million after-tax. Partially offsetting the increase was total capital returned to shareholders in the quarter of $2.3 billion, including share repurchases of $1.9 billion, at an average purchase price of $169.19 per share, and dividends of $352 million. In July 2021, our Board of Directors approved a one-time incremental share repurchase program of up to $5.0 billion through June 30, 2022.

Net Premiums Written	Three Months Ended June 30			% Change	Six Months Ended June 30			% Change
(in millions of U.S. dollars, except for percentages)	2021	2020	Q-21 vs. Q-20	C$ Q-21 vs. Q-20	2021	2020	YTD-21 vs. YTD-20	C$ YTD-21 vs. YTD-20
Commercial casualty	$1,609	$1,478	8.9%	8.5%	$3,258	$2,819	15.6%	14.7%
Workers' compensation	546	467	17.0%	17.0%	1,109	1,053	5.3%	5.3%
Professional liability	1,263	997	26.7%	23.0%	2,353	1,909	23.3%	20.3%
Surety	138	117	18.5%	14.3%	296	267	11.2%	10.7%
Commercial multiple peril (1)	316	267	18.0%	18.0%	579	508	13.9%	13.9%
Property and other short-tail lines	1,740	1,344	29.5%	24.0%	3,334	2,678	24.5%	20.1%
Total Commercial P&C lines	5,612	4,670	20.2%	17.7%	10,929	9,234	18.4%	16.3%

Agriculture	512	461	11.0%	11.0%	695	618	12.4%	12.4%

Personal automobile	364	353	3.2%	(1.0)%	751	794	(5.5)%	(6.2)%
Personal homeowners	1,025	980	4.5%	3.5%	1,800	1,753	2.6%	1.9%
Personal other	464	402	15.5%	9.0%	932	820	13.6%	8.6%
Total Personal lines	1,853	1,735	6.8%	3.9%	3,483	3,367	3.4%	1.7%
Total Property and Casualty lines	7,977	6,866	16.2%	13.8%	15,107	13,219	14.3%	12.4%

Global A&H lines (2)	951	951	0.1%	(4.2)%	1,933	2,018	(4.2)%	(7.5)%
Reinsurance lines	274	207	32.4%	30.7%	481	425	13.1%	11.7%
Life	344	331	3.8%	(0.6)%	687	670	2.5%	(0.3)%
Total consolidated	$9,546	$8,355	14.3%	11.5%	$18,208	$16,332	11.5%	9.3%
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

The increase in net premiums written for the three and six months ended June 30, 2021 reflects growth across most lines of business.
•The growth in commercial casualty was due to new business and positive rate increases, primarily across North America and Europe. Additionally, the prior year included a $58 million reduction in premium due to exposure adjustments on in-force policies resulting from the COVID-19 pandemic. Partially offsetting growth is the year-over-year decrease in large structured transactions of $178 million. Excluding these items, commercial casualty increased 18.5 percent and 20.7 percent, for the three and six months ended June 30, 2021, respectively.
•Workers' compensation growth was due to a reduction in the prior year's premium of $121 million related to exposure adjustments on in-force policies resulting from the COVID-19 pandemic, partially offset by the year-over-year decrease in large structured transactions. Excluding these items, workers’ compensation increased slightly reflecting new business written in small commercial and large risk accounts.
•The increase in professional liability was due to new business and positive rate increases in North America, Asia and Europe.
•Commercial multiple peril increased due to higher new and renewal business in North America.
•Property and other short-tail lines increased due to positive rate increases in Asia, North America and Europe, as well as higher new business in North America and Europe.
•Personal lines increased globally primarily reflecting new business in homeowners lines in North America and Latin America and growth in specialty lines in Europe. Growth for the six months ended June 30, 2021 was partially offset by declines in automobile lines in North America and Latin America reflecting reduced exposures from the impact of the COVID-19 pandemic.
•Global A&H lines decreased due to declines in Asia and Latin America, principally from less travel volume, and in our North American Combined Insurance supplemental A&H program from the adverse impact of the COVID-19 pandemic on face-to-face and worksite sales.

•Growth in our international life operations, principally from new business written in Taiwan, Vietnam and Thailand was partially offset by declines in our life reinsurance business that has not written new business since 2007.
For additional information on net premiums written, refer to the segment results discussions.

Net Premiums Earned
Net premiums earned for short-duration contracts, typically P&C contracts, generally reflect the portion of net premiums written that was recorded as revenues for the period as the exposure periods expire. Net premiums earned for long-duration contracts, typically traditional life contracts, generally are recognized as earned when due from policyholders. For the three months ended June 30, 2021, net premiums earned increased $685 million, or 8.4 percent, comprising 11.6 percent positive growth in commercial P&C lines and 2.9 percent positive growth in consumer lines. For the six months ended June 30, 2021, net premiums earned increased $1,112 million or 7.0 percent, comprising 11.5 percent positive growth in commercial P&C lines and 0.3 percent negative growth in consumer lines. The growth in net premiums earned was adversely impacted by the year-over-year decrease in large structured transactions, which are fully earned when written, partially offset by the prior year COVID-19 exposure adjustments on in-force policies.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2021	2020	2021	2020
Catastrophe losses	$280	$1,807	$980	$2,044
Favorable (Unfavorable) prior period development	$268	$(75)	$460	$43

Catastrophe losses through June 30, 2021 and 2020 were primarily from the following events:
•2021: Winter storm losses in the U.S. and other severe weather-related events in the U.S. and internationally.
•2020: COVID-19 pandemic claims of $1,365 million, flooding, hail, tornadoes, and wind events in the U.S., and civil unrest in the U.S.

Prior period development (PPD) arises from changes to loss estimates recognized in the current year that relate to loss events that occurred in previous calendar years and excludes the effect of losses from the development of earned premium from previous accident years.

Pre-tax net favorable PPD for the three months ended June 30, 2021 was $268 million, including adverse development of $68 million for molestation claims. Excluding the adverse development, we had favorable development of $336 million with 28 percent in long-tail lines, principally from accident years 2017 and prior, and 72 percent in short-tail lines, primarily in accident and health, property, and surety lines.

Pre-tax net favorable PPD for the six months ended June 30, 2021 was $460 million, including adverse development of $68 million for molestation claims described above. Excluding the adverse development, we had favorable development of $528 million with 25 percent in long-tail lines, principally from accident years 2017 and prior, and 75 percent in short-tail lines, primarily in accident and health, property, and surety lines.

Pre-tax net adverse PPD for the three months ended June 30, 2020 was $75 million, including adverse development of $259 million for U.S. child molestation claims, predominantly reviver statute-related. Excluding the adverse development, we had favorable development of $184 million split approximately 79 percent long-tail lines, principally from accident years 2016 and prior, and 21 percent short-tail lines.

Pre-tax net favorable PPD for the six months ended June 30, 2020 was $43 million, including adverse development of $259 million for U.S. child molestation claims as noted above. Excluding the adverse development, we had favorable development of $302 million split approximately 59 percent long-tail lines, principally from accident years 2016 and prior, and 41 percent short-tail lines.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2021	2020	2021	2020
Loss and loss expense ratio
CAY loss ratio excluding catastrophe losses	58.6%	60.4%	57.9%	59.3%
Catastrophe losses	3.5%	23.9%	6.2%	13.8%
Prior period development	(3.4)%	0.9%	(3.0)%	(0.3)%
Loss and loss expense ratio	58.7%	85.2%	61.1%	72.8%
Policy acquisition cost ratio	18.4%	18.5%	18.9%	19.3%
Administrative expense ratio	8.4%	8.6%	8.6%	8.9%
P&C Combined ratio	85.5%	112.3%	88.6%	101.0%

The loss and loss expense ratio decreased 26.5 percentage points and 11.7 percentage points for the three and six months ended June 30, 2021, respectively, primarily due to lower catastrophe losses compared to the prior year which included significant losses related to the COVID-19 pandemic and higher favorable prior period development. The CAY loss ratio excluding catastrophe losses decreased 1.8 percentage points and 1.4 percentage points for the three and six months ended June 30, 2021, respectively, reflecting in part, underlying loss ratio improvement.

The policy acquisition cost ratio decreased 0.1 percentage points and 0.4 percentage points for the three and six months ended June 30, 2021, respectively, primarily due to a change in the mix of business, including less premiums earned from consumer A&H lines that have a higher acquisition cost ratio and higher premiums earned from commercial P&C lines that have a lower acquisition cost ratio.

The administrative expense ratio decreased 0.2 percentage points and 0.3 percentage points for the three and six months ended June 30, 2021, respectively, primarily due to the favorable impact of higher net premiums earned.

Policy benefits
Policy benefits represent losses on contracts classified as long-duration and generally include accident and supplemental health products, term and whole life products, endowment products, and annuities. Refer to the Life Insurance segment operating results section for further discussion.

For the three months ended June 30, 2021 and 2020, Policy benefits were $185 million and $223 million, respectively, which included separate account liabilities losses of $15 million and $40 million, respectively. The offsetting movements of these liabilities are recorded in Other (income) expense on the Consolidated statements of operations. Excluding the separate account gains and losses, Policy benefits were $170 million and $183 million for the three months ended June 30, 2021 and 2020, respectively, reflecting a decline in our Combined Insurance North America supplemental accident and health business and our life reinsurance business, partially offset by growth in our International Life operations.

For both the six months ended June 30, 2021 and 2020, Policy benefits were $352 million, which included separate account liabilities (gains) losses of $19 million and $(16) million, respectively. Excluding the separate account gains and losses, Policy benefits were $333 million and $368 million for the six months ended June 30, 2021 and 2020, respectively, reflecting a decline in our Combined Insurance North America supplemental accident and health business and our life reinsurance business, partially offset by growth in our International Life operations.

Refer to the respective sections that follow for a discussion of Net investment income, Other (income) expense, Net realized gains (losses), Amortization of purchased intangibles, and Income tax expense.

Segment Operating Results – Three and Six Months Ended June 30, 2021 and 2020
We operate through six business segments: North America Commercial P&C Insurance, North America Personal P&C Insurance, North America Agricultural Insurance, Overseas General Insurance, Global Reinsurance, and Life Insurance. For more information on our segments refer to “Segment Information” under Item 1 in our 2020 Form 10-K.

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

	Three Months Ended				Six Months Ended
	June 30		% Change		June 30		% Change
(in millions of U.S. dollars, except for percentages)	2021	2020	Q-21 vs. Q-20		2021	2020	YTD-21 vs. YTD-20
Net premiums written	$4,285	$3,720	15.2%		$7,949	$6,972	14.0%
Net premiums earned	3,803	3,595	5.8%		7,477	6,971	7.3%
Losses and loss expenses	2,426	3,498	(30.6)%		4,986	5,679	(12.2)%
Policy acquisition costs	489	471	3.8%		1,003	963	4.1%
Administrative expenses	245	249	(1.8)%		499	508	(1.7)%
Underwriting income (loss)	643	(623)	NM		989	(179)	NM
Net investment income	535	509	5.3%		1,075	1,034	4.1%
Other (income) expense	14	6	124.8%		16	12	39.4%
Segment income (loss)	$1,164	$(120)	NM		$2,048	$843	142.9%
Loss and loss expense ratio:
CAY loss ratio excluding catastrophe losses	63.7%	66.1%	(2.4)	pts	63.6%	65.2%	(1.6)	pts
Catastrophe losses	4.3%	35.4%	(31.1)	pts	7.0%	20.0%	(13.0)	pts
Prior period development	(4.2)%	(4.2)%	—	pts	(3.9)%	(3.7)%	(0.2)	pts
Loss and loss expense ratio	63.8%	97.3%	(33.5)	pts	66.7%	81.5%	(14.8)	pts
Policy acquisition cost ratio	12.9%	13.1%	(0.2)	pts	13.4%	13.8%	(0.4)	pts
Administrative expense ratio	6.4%	6.9%	(0.5)	pts	6.7%	7.3%	(0.6)	pts
Combined ratio	83.1%	117.3%	(34.2)	pts	86.8%	102.6%	(15.8)	pts
NM - not meaningful

Catastrophe Losses and Prior Period Development	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2021	2020	2021	2020
Catastrophe losses	$165	$1,273	$527	$1,391
Favorable prior period development	$156	$146	$283	$251

Catastrophe losses through June 30, 2021 and 2020 were primarily from the following events:
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

Premiums
Net premiums written increased $565 million, or 15.2 percent, and $977 million, or 14.0 percent, for the three and six months ended June 30, 2021, respectively, comprising:
•Commercial P&C lines: Positive growth of 16.3 percent and 15.6 percent, respectively, reflecting strong premium retention, positive rate increases, and growth in new business written across a number of retail and wholesale lines, including financial lines, property, excess casualty, and primary casualty. In addition, the prior year included a $160 million reduction in premium due to exposure adjustments on in-force policies resulting from the COVID-19 pandemic. Partially offsetting growth in premium is the year-over-year decrease in large structured transactions of $241 million. Adjusting for both these items, growth in the segment would have been 18.0 percent and 15.5 percent, for the three and six months ended June 30, 2021, respectively.
•Consumer lines: Negative growth of 8.9 percent and 14.1 percent, respectively, principally from exposure declines in A&H.

Net premiums earned increased $208 million, or 5.8 percent, and $506 million, or 7.3 percent for the three and six months ended June 30, 2021, respectively, reflecting the growth in net premiums written described above. In addition, the percentage growth for the three months ended June 30, 2021 was adversely impacted by the year-over-year decrease in large structured transactions described above, which are fully earned when written, partially offset by $95 million of exposure adjustments on in-force policies from the COVID-19 pandemic in the prior year, as described above. Adjusting for both these items, growth would have been 10.4 percent and 9.6 percent, respectively.

Combined Ratio
The loss and loss expense ratio decreased 33.5 percentage points and 14.8 percentage points for the three and six months ended June 30, 2021, respectively, primarily due to lower catastrophe losses compared to the prior year which included significant losses related to the COVID-19 pandemic. The CAY loss ratio excluding catastrophe losses decreased 2.4 percentage points and 1.6 percentage points for the three and six months ended June 30, 2021, respectively. About half of the margin improvement is coming from underlying loss ratio improvement, with the balance due to the favorable impact of lower year-over-year large structured transactions written and non-recurring unfavorable items in the quarter.

The policy acquisition cost ratio decreased 0.2 percentage points and 0.4 percentage points for the three and six months ended June 30, 2021, respectively, reflecting a change in mix of business towards lines that have a lower acquisition cost ratio and lower commissions, partly offset by the unfavorable impact of large structured transactions noted above.

The administrative expense ratio decreased 0.5 percentage points and 0.6 percentage points for the three and six months ended June 30, 2021, respectively, primarily due to higher net profit from our third-party claims administration business, ESIS, and the favorable impact of higher net premiums earned and continued expense management. The decrease was partially offset by the unfavorable impact of lower year-over-year large structured transactions written.

North America Personal P&C Insurance

The North America Personal P&C Insurance segment comprises operations that provide high net worth personal lines products, including homeowners and complementary products such as valuable articles, excess liability, automobile, and recreational marine insurance and services in the U.S. and Canada.

	Three Months Ended				Six Months Ended
	June 30		% Change		June 30		% Change
(in millions of U.S. dollars, except for percentages)	2021	2020	Q-21 vs. Q-20		2021	2020	YTD-21 vs. YTD-20
Net premiums written	$1,363	$1,327	2.6%		$2,461	$2,434	1.1%
Net premiums earned	1,224	1,192	2.7%		2,408	2,392	0.7%
Losses and loss expenses	676	762	(11.2)%		1,495	1,445	3.5%
Policy acquisition costs	245	231	6.0%		492	476	3.5%
Administrative expenses	67	66	1.4%		127	134	(5.4)%
Underwriting income	236	133	76.6%		294	337	(12.9)%
Net investment income	64	65	(0.1)%		129	131	(1.1)%
Other (income) expense	(5)	1	NM		(4)	3	NM
Amortization of purchased intangibles	3	3	—		6	6	—
Segment income	$302	$194	55.9%		$421	$459	(8.2)%
Loss and loss expense ratio:
CAY loss ratio excluding catastrophe losses	53.6%	54.7%	(1.1)	pts	53.4%	54.9%	(1.5)	pts
Catastrophe losses	5.3%	9.2%	(3.9)	pts	12.2%	5.5%	6.7	pts
Prior period development	(3.7)%	(0.1)%	(3.6)	pts	(3.5)%	—	(3.5)	pts
Loss and loss expense ratio	55.2%	63.8%	(8.6)	pts	62.1%	60.4%	1.7	pts
Policy acquisition cost ratio	20.0%	19.4%	0.6	pts	20.4%	19.9%	0.5	pts
Administrative expense ratio	5.5%	5.6%	(0.1)	pts	5.3%	5.6%	(0.3)	pts
Combined ratio	80.7%	88.8%	(8.1)	pts	87.8%	85.9%	1.9	pts
NM - not meaningful

Catastrophe Losses and Prior Period Development	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2021	2020	2021	2020
Catastrophe losses	$61	$110	$301	$131
Favorable prior period development	$44	$1	$84	$—

Catastrophe losses through June 30, 2021 and 2020 were primarily from the following events:
•2021: Winter storm losses and other severe weather-related events in the U.S.
•2020: Severe weather-related events in the U.S.

Refer to the prior period development discussion in Note 6 to the Consolidated Financial Statements for additional information.

Premiums
Net premiums written increased $36 million, or 2.6 percent, for the three months ended June 30, 2021, primarily driven by strong renewal retention, from both rate and exposure increases, and new business in homeowners. Partially offsetting the increase was wildfire exposure-related cancellations in parts of California. Net premiums written increased $27 million, or 1.1 percent, for the six months ended June 30, 2021, primarily driven by the factors described above, partially offset by the unfavorable impact of automobile return premiums and the unfavorable impact of reinstatement premiums related to 2021 winter storm losses.

Net premiums earned increased $32 million, or 2.7 percent, and $16 million, or 0.7 percent for the three and six months ended June 30, 2021, respectively, reflecting the growth in net premiums written described above.

Combined Ratio
The loss and loss expense ratio decreased 8.6 percentage points and increased 1.7 percentage points for the three and six months ended June 30, 2021, respectively, reflecting catastrophe losses and higher favorable prior period development. The CAY loss ratio excluding catastrophe losses decreased 1.1 percentage points and 1.5 percentage points for the three and six months ended June 30, 2021, respectively, due to lower claim frequency in automobile and in homeowners from underlying loss ratio improvement.

The policy acquisition cost ratio increased 0.6 percentage points and 0.5 percentage points for the three and six months ended June 30, 2021, respectively, primarily due to a favorable commission accrual adjustment in the prior year.

The administrative expense ratio decreased 0.1 percentage points and 0.3 percentage points for the three and six months ended June 30, 2021, respectively, primarily due to continued expense management.

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

	Three Months Ended				Six Months Ended
	June 30		% Change		June 30		% Change
(in millions of U.S. dollars, except for percentages)	2021	2020	Q-21 vs. Q-20		2021	2020	YTD-21 vs. YTD-20
Net premiums written	$512	$461	11.0%		$695	$618	12.4%
Net premiums earned	410	376	8.9%		520	470	10.5%
Losses and loss expenses	331	313	5.8%		416	378	10.0%
Policy acquisition costs	27	29	(7.1)%		39	40	(2.0)%
Administrative expenses	3	3	—		6	7	(21.3)%
Underwriting income	49	31	59.1%		59	45	30.8%
Net investment income	8	7	3.9%		15	16	(8.7)%
Other (income) expense	—	1	NM		—	1	NM
Amortization of purchased intangibles	6	6	—		13	13	—
Segment income	$51	$31	61.5%		$61	$47	27.9%
Loss and loss expense ratio:
CAY loss ratio excluding catastrophe losses	79.7%	81.5%	(1.8)	pts	77.9%	80.4%	(2.5)	pts
Catastrophe losses	1.0%	1.6%	(0.6)	pts	2.3%	3.0%	(0.7)	pts
Prior period development	—	—	—	pts	(0.2)%	(3.0)%	2.8	pts
Loss and loss expense ratio	80.7%	83.1%	(2.4)	pts	80.0%	80.4%	(0.4)	pts
Policy acquisition cost ratio	6.7%	7.8%	(1.1)	pts	7.6%	8.5%	(0.9)	pts
Administrative expense ratio	0.7%	0.9%	(0.2)	pts	1.1%	1.5%	(0.4)	pts
Combined ratio	88.1%	91.8%	(3.7)	pts	88.7%	90.4%	(1.7)	pts
NM - not meaningful

Catastrophe Losses and Prior Period Development	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2021	2020	2021	2020
Catastrophe losses	$4	$6	$12	$14
Favorable prior period development	$—	$—	$2	$14

Catastrophe losses through June 30, 2021 and 2020 were primarily from winter storm losses and other severe weather-related events in the U.S. in Chubb Agribusiness.

For the six months ended June 30, 2020, net favorable prior period development was $14 million which included $17 million of favorable incurred losses due to lower than expected MPCI losses for the 2019 crop year, partially offset by a $3 million decrease in net premiums earned related to the MPCI profit and loss calculation formula.

Premiums
Net premiums written increased $51 million, or 11.0 percent, and $77 million, or 12.4 percent for the three and six months ended June 30, 2021, respectively, due to policy count growth and a modest increase in commodity price for winter wheat in our MPCI business. In addition, our Chubb Agribusiness unit contributed to strong new business growth.

Net premiums earned increased $34 million, or 8.9 percent, and $50 million, or 10.5 percent for the three and six months ended June 30, 2021, respectively, reflecting the growth in net premiums written described above.

Combined Ratio
The loss and loss expense ratio decreased 2.4 percentage points and 0.4 percentage points for the three and six months ended June 30, 2021, respectively, primarily due to higher premiums earned from Chubb Agribusiness, which has a lower loss ratio, lower catastrophe losses, the favorable year-over-year impact of our crop derivative, and lower underlying losses in Chubb Agribusiness. The decrease in the loss ratio for the six months ended June 30, 2021 was mostly offset by lower favorable prior period development. The CAY loss ratio excluding catastrophe losses decreased 1.8 percentage points and 2.5 percentage points for the three and six months ended June 30, 2021, respectively, due to the factors noted above.

The policy acquisition cost ratio decreased 1.1 percentage points and 0.9 percentage point for the three and six months ended June 30, 2021, respectively, primarily due to a lower year-over-year amount of supplemental commissions in our Chubb Agribusiness unit.

The administrative expense ratio decreased 0.2 percentage points and 0.4 percentage points for the three and six months ended June 30, 2021, respectively, primarily due to the favorable impact of higher net premiums earned.

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

	Three Months Ended				Six Months Ended
	June 30		% Change		June 30		% Change
(in millions of U.S. dollars, except for percentages)	2021	2020	Q-21 vs. Q-20		2021	2020	YTD-21 vs. YTD-20
Net premiums written	$2,497	$2,021	23.6%		$5,387	$4,619	16.6%
Net premiums written - constant dollars			15.0%				10.6%
Net premiums earned	2,579	2,194	17.6%		5,057	4,501	12.4%
Losses and loss expenses	1,186	1,485	(20.1)%		2,449	2,743	(10.7)%
Policy acquisition costs	699	624	12.0%		1,367	1,266	8.0%
Administrative expenses	279	241	16.0%		545	499	9.3%
Underwriting income (loss)	415	(156)	NM		696	(7)	NM
Net investment income	149	121	22.2%		290	266	8.7%
Other (income) expense	2	5	(66.9)%		3	9	(72.0)%
Amortization of purchased intangibles	13	11	17.8%		25	23	11.8%
Segment income (loss)	$549	$(51)	NM		$958	$227	NM
Loss and loss expense ratio:
CAY loss ratio excluding catastrophe losses	50.6%	51.6%	(1.0)	pts	50.3%	51.2%	(0.9)	pts
Catastrophe losses	1.6%	17.8%	(16.2)	pts	1.8%	10.7%	(8.9)	pts
Prior period development	(6.2)%	(1.7)%	(4.5)	pts	(3.7)%	(0.9)%	(2.8)	pts
Loss and loss expense ratio	46.0%	67.7%	(21.7)	pts	48.4%	61.0%	(12.6)	pts
Policy acquisition cost ratio	27.1%	28.4%	(1.3)	pts	27.0%	28.1%	(1.1)	pts
Administrative expense ratio	10.8%	11.0%	(0.2)	pts	10.8%	11.1%	(0.3)	pts
Combined ratio	83.9%	107.1%	(23.2)	pts	86.2%	100.2%	(14.0)	pts
NM - not meaningful

Catastrophe Losses and Prior Period Development

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2021	2020	2021	2020
Catastrophe losses	$40	$399	$90	$489
Favorable prior period development	$156	$36	$181	$40

Catastrophe losses through June 30, 2021 and 2020 were primarily from the following events:
•2021: Winter storm losses in the U.S. and international weather-related events
•2020: COVID-19 pandemic claims of $373 million, storms in Australia, Australia wildfires, and other international weather-related events

Refer to the prior period development discussion in Note 6 to the Consolidated Financial Statements for additional information.

Net Premiums Written by Region	Three months ended June 30
(in millions of U.S. dollars, except for percentages)	2021	2021 % of Total	2020	2020 % of Total	C$ 2020	Q-21 vs. Q-20	C$ Q-21 vs. Q-20
Region
Europe, Middle East and Africa	$1,188	48%	$879	43%	$946	35.2%	25.6%
Latin America	451	18%	389	19%	418	16.3%	8.2%
Asia	825	33%	721	36%	774	14.4%	6.7%
Other (1)	33	1%	32	2%	35	1.9%	(6.5)%
Net premiums written	$2,497	100%	$2,021	100%	$2,173	23.6%	15.0%

	Six months ended June 30
(in millions of U.S. dollars, except for percentages)	2021	2021 % of Total	2020	2020 % of Total	C$ 2020	Y-21 vs. Y-20	C$ Y-21 vs. Y-20
Region
Europe, Middle East and Africa	$2,739	51%	$2,156	47%	$2,307	27.1%	18.7%
Latin America	988	18%	972	21%	975	1.7%	1.4%
Asia	1,586	30%	1,409	30%	1,501	12.5%	5.7%
Other (1)	74	1%	82	2%	87	(10.3)%	(15.5)%
Net premiums written	$5,387	100%	$4,619	100%	$4,870	16.6%	10.6%
(1)    Includes the international supplemental A&H business of Combined Insurance and other international operations.

Premiums
Net premiums written increased $476 million and $768 million, or $324 million and $517 million on a constant-dollar basis, for the three and six months ended June 30, 2021, respectively, comprising:
•Commercial P&C lines: Positive growth of 23.4 percent and 18.8 percent, respectively, across most regions and lines from new business and positive rate increases.
•Consumer lines: Positive growth of 4.6 percent for the three months ended June 30, 2021 across all regions and most lines, principally in specialty personal and homeowners lines. For the six months ended June 30, 2021, net premiums written in our consumer lines was relatively flat as growth in the second quarter noted above, was offset by declines in A&H in all regions, resulting from less travel volume and lower exposures, and in automobile lines in Latin America.

Net premiums earned increased $385 million and $556 million, or $216 million and $305 million on a constant-dollar basis, for the three and six months ended June 30, 2021, respectively, reflecting the increase in net premiums written described above.

Combined Ratio
The loss and loss expense ratio decreased 21.7 percentage points and 12.6 percentage points for the three and six months ended June 30, 2021, respectively, primarily due to lower catastrophe losses and higher favorable prior period development. The CAY loss ratio excluding catastrophe losses decreased 1.0 percentage points and 0.9 percentage points for the three and six months ended June 30, 2021, respectively, primarily due to margin improvements coming from underlying loss ratio improvement and lower losses in automobile lines in Latin America. The decrease was partially offset by lower premiums earned from A&H lines which have a lower loss ratio.

The policy acquisition cost ratio decreased 1.3 percentage points and 1.1 percentage points for the three and six months ended June 30, 2021, respectively, primarily due to a change in the mix of business, including less premiums earned from A&H lines that have a higher acquisition cost ratio and higher premiums earned from commercial P&C lines, that have a lower acquisition cost ratio.
The administrative expense ratio decreased 0.2 percentage points and 0.3 percentage points for the three and six months ended June 30, 2021, respectively, primarily due to the favorable impact of higher net premiums earned.

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

	Three Months Ended				Six Months Ended
	June 30		% Change		June 30		% Change
(in millions of U.S. dollars, except for percentages)	2021	2020	Q-21 vs. Q-20		2021	2020	YTD-21 vs. YTD-20
Net premiums written	$274	$207	32.4%		$481	$425	13.1%
Net premiums written - constant dollars			30.7%				11.7%
Net premiums earned	192	163	17.8%		372	349	6.6%
Losses and loss expenses	110	73	47.3%		230	160	43.0%
Policy acquisition costs	47	42	13.9%		92	87	5.8%
Administrative expenses	10	9	6.1%		18	19	(4.6)%
Underwriting income	25	39	(32.3)%		32	83	(60.8)%
Net investment income	81	60	33.4%		151	129	16.7%
Other (income) expense	—	1	NM		—	1	NM
Segment income	$106	$98	8.5%		$183	$211	(13.2)%
Loss and loss expense ratio:
CAY loss ratio excluding catastrophe losses	50.9%	46.8%	4.1	pts	49.6%	48.7%	0.9	pts
Catastrophe losses	5.2%	7.9%	(2.7)	pts	14.2%	3.7%	10.5	pts
Prior period development	0.7%	(9.2)%	9.9	pts	(2.1)%	(6.4)%	4.3	pts
Loss and loss expense ratio	56.8%	45.5%	11.3	pts	61.7%	46.0%	15.7	pts
Policy acquisition cost ratio	24.7%	25.5%	(0.8)	pts	24.8%	25.0%	(0.2)	pts
Administrative expense ratio	5.1%	5.6%	(0.5)	pts	4.8%	5.3%	(0.5)	pts
Combined ratio	86.6%	76.6%	10.0	pts	91.3%	76.3%	15.0	pts
NM - not meaningful

Catastrophe Losses and Prior Period Development

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S dollars)	2021	2020	2021	2020
Catastrophe losses	$10	$13	$50	$13
Favorable prior period development	$—	$16	$7	$23

Catastrophe losses through June 30, 2021 and 2020 were primarily from the following events:
•2021: Winter storm losses in the U.S.
•2020: COVID-19 pandemic claims of $10 million and severe weather-related events in the U.S.

Refer to the prior period development discussion in Note 6 to the Consolidated Financial Statements for additional information.

Premiums
Net premiums written increased $67 million and $56 million for the three and six months ended June 30, 2021, respectively, primarily from new business written, including a large treaty bound in the quarter, and positive rate increases in property, casualty, and financial lines.

Net premiums earned increased $29 million and $23 million, for the three and six months ended June 30, 2021, respectively, reflecting the increase in net premiums written described above.
Combined Ratio
The loss and loss expense ratio increased 11.3 percentage points for the three months ended June 30, 2021, primarily due to lower favorable prior period development. The loss and loss expense ratio increased 15.7 percentage points for the six months ended June 30, 2021, primarily due to higher catastrophe losses and lower favorable prior period development. The CAY loss ratio excluding catastrophe losses increased 4.1 percentage points and 0.9 percentage points for the three and six months ended June 30, 2021, respectively, primarily due to a shift in the mix of business towards lines which have a higher loss ratio.

The policy acquisition cost ratio decreased 0.8 percentage points and 0.2 percentage points for the three and six months ended June 30, 2021, respectively, primarily from a shift in mix of business towards lines that have lower acquisition costs.

The administrative expense ratio decreased 0.5 percentage points for both the three and six months ended June 30, 2021, primarily from the favorable impact of higher net premiums earned.
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

	Three Months Ended			Six Months Ended
	June 30		% Change	June 30		% Change
(in millions of U.S. dollars, except for percentages)	2021	2020	Q-21 vs. Q-20	2021	2020	YTD-21 vs. YTD-20
Net premiums written	$615	$619	(0.7)%	$1,235	$1,264	(2.3)%
Net premiums written - constant dollars			(4.0)%			(4.3)%
Net premiums earned	605	608	(0.4)%	1,200	1,239	(3.1)%
Losses and loss expenses	185	171	8.5%	383	373	3.0%
Policy benefits	170	183	(7.2)%	333	368	(9.8)%
Policy acquisition costs	191	196	(3.0)%	370	376	(1.8)%
Administrative expenses	83	82	2.3%	165	158	4.9%
Net investment income	101	95	6.5%	199	190	4.9%
Life Insurance underwriting income	77	71	8.6%	148	154	(3.8)%
Other (income) expense	(26)	(17)	45.8%	(60)	(29)	102.9%
Amortization of purchased intangibles	1	1	—	2	2	—
Segment income	$102	$87	16.1%	$206	$181	13.6%

Premiums
Net premiums written decreased $4 million and $29 million, or $25 million and $56 million on a constant-dollar basis for the three and six months ended June 30, 2021, respectively. For our International Life operations, net premiums written increased 11.6 percent and 10.7 percent for the three and six months ended June 30, 2021, respectively, principally in Asia, from new business in Taiwan, Vietnam and Thailand. This growth was more than offset by a decline in our North America Combined Insurance business of 5.9 percent and 7.7 percent for the three and six months ended June 30, 2021, respectively, due to the adverse impact of the COVID-19 pandemic on face-to-face and worksite sales. There was also a decline in our life reinsurance business which continues to decline as no new business is currently being written.

Deposits
The following table presents deposits collected on universal life and investment contracts:

	Three Months Ended					Six Months Ended
	June 30			% Change		June 30			% Change
(in millions of U.S. dollars, except for percentages)	2021	2020	C$ 2020	Q-21 vs. Q-20	C$ Q-21 vs. Q-20	2021	2020	C$ 2020	Y-21 vs. Y-20	C$ Y-21 vs. Y-20
Deposits collected on Universal life and investment contracts	$605	$309	$323	95.8%	86.9%	$1,156	$752	$794	53.7%	45.7%

Deposits collected on universal life and investment contracts (life deposits) are not reflected as revenues in our Consolidated statements of operations in accordance with GAAP. New life deposits are an important component of production, and although they do not significantly affect current period income from operations, they are key to our efforts to grow our business. Life deposits collected increased $296 million and $404 million for the three and six months ended June 30, 2021, respectively, primarily due to successful sales in broker and bank channels in Taiwan.

Life Insurance underwriting income and Segment income
Life Insurance underwriting income increased $6 million for the three months ended June 30, 2021, primarily due to higher net investment income. Life Insurance underwriting income decreased $6 million for the six months ended June 30, 2021, primarily due to a one-time employee related benefit of $7 million in the prior year. Segment income increased $15 million and $25 million for the three and six months ended June 30, 2021, respectively, primarily due to our share of net income from our investment in Huatai, our partially-owned insurance entity in China.

Corporate

Corporate results primarily include the results of our non-insurance companies, income and expenses not attributable to reportable segments and loss and loss expenses of asbestos and environmental (A&E) liabilities and certain other non-A&E run-off exposures.

	Three Months Ended			Six Months Ended
	June 30		% Change	June 30		% Change
(in millions of U.S. dollars, except for percentages)	2021	2020	Q-21 vs. Q-20	2021	2020	YTD-21 vs. YTD-20
Losses and loss expenses	$89	$276	(67.6)%	$98	$287	(65.9)%
Administrative expenses	88	77	15.8%	159	143	10.9%
Underwriting loss	177	353	(49.6)%	257	430	(40.3)%
Net investment income (loss)	(15)	(22)	(33.6)%	(32)	(46)	(29.7)%
Interest expense	122	128	(4.9)%	244	260	(6.3)%
Net realized gains (losses)	(36)	31	NM	852	(925)	NM
Other (income) expense	(708)	109	NM	(1,123)	132	NM
Amortization of purchased intangibles	50	51	(2.4)%	99	101	(2.7)%
Income tax expense (benefit)	317	(62)	NM	655	153	NM
Net income (loss)	$(9)	$(570)	NM	$688	$(2,047)	NM
NM - not meaningful

Losses and loss expenses primarily includes unfavorable prior period development for molestation claims.

Administrative expenses increased $11 million and $16 million for the three and six months ended June 30, 2021, respectively, primarily due to higher employee-related expenses. The increase for six months also includes increased spending to support digital growth initiatives.

Refer to the respective sections that follow for a discussion of Net realized gains (losses), Net investment income (loss), Amortization of purchased intangibles, and Income tax expense (benefit).

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
The following tables presents our net realized and unrealized gains (losses):

	Three Months Ended June 30
	2021			2020
(in millions of U.S. dollars)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact
Fixed maturities	$12	$694	$706	$(33)	$3,281	$3,248
Fixed income and equity derivatives	(91)	—	(91)	14	—	14
Public equity
Sales	45	—	45	187	—	187
Mark-to-market	105	—	105	(39)	—	(39)
Private equity (less than 3 percent ownership)
Mark-to-market	62	—	62	(107)	—	(107)
Total investment portfolio	133	694	827	22	3,281	3,303
Variable annuity reinsurance derivative transactions, net of applicable hedges	(72)	—	(72)	110	—	110
Other derivatives	3	—	3	(1)	—	(1)
Foreign exchange	(97)	308	211	(61)	445	384
Other	—	(9)	(9)	(40)	(22)	(62)
Net gains (losses), pre-tax	$(33)	$993	$960	$30	$3,704	$3,734

	Six Months Ended June 30
	2021			2020
(in millions of U.S. dollars)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact
Fixed maturities	$36	$(1,623)	$(1,587)	$(352)	$1,121	$769
Fixed income and equity derivatives	18	—	18	29	—	29
Public equity
Sales	90	—	90	163	—	163
Mark-to-market	427	—	427	(44)	—	(44)
Private equity (less than 3 percent ownership)
Mark-to-market	100	—	100	(102)	—	(102)
Total investment portfolio	671	(1,623)	(952)	(306)	1,121	815
Variable annuity reinsurance derivative transactions, net of applicable hedges	203	—	203	(450)	—	(450)
Other derivatives	2	—	2	(3)	—	(3)
Foreign exchange	(21)	330	309	(129)	(414)	(543)
Other	(1)	(37)	(38)	(40)	(36)	(76)
Net gains (losses), pre-tax	$854	$(1,330)	$(476)	$(928)	$671	$(257)

Pre-tax net gains of $827 million in our investment portfolio for the three months ended June 30, 2021 were principally the result of a decline in interest rates and positive equity returns. Pre-tax net losses of $952 million in our investment portfolio for the six months ended June 30, 2021 were principally the result of an increase in interest rates, partially offset by positive equity returns.

The variable annuity reinsurance derivative transactions consist of changes in the fair value of GLB liabilities and gains or losses on other derivative instruments we maintain that decrease in fair value when the S&P 500 index increases. The variable annuity reinsurance derivative transactions resulted in realized losses of $72 million for the three months ended June 30, 2021, reflecting principally a net realized loss of $64 million related to these other derivatives. The fair value of the GLB liabilities remained relatively flat for the three months ended June 30, 2021, as the impact of higher global equity markets was offset by lower interest rates. For the six months ended June 30, 2021, the variable annuity reinsurance derivative transactions resulted in realized gains of $203 million reflecting a net gain of $311 million principally related to a decrease in the fair value of the GLB liabilities due to higher interest rates and higher global equity markets, partially offset by a net realized loss of $108 million related to these other derivatives.

For the three months ended June 30, 2020, the variable annuity reinsurance derivative transactions resulted in realized gains of $110 million, reflecting a net decrease in the fair value of the GLB liabilities of $213 million due to higher global equity markets, partially offset by a net realized loss of $103 million related to these other derivatives. For the six months ended June 30, 2020, the variable annuity reinsurance derivative transactions resulted in realized losses of $450 million reflecting a net increase in the fair value of the GLB liabilities of $472 million due to lower interest rates and lower global equity markets, partially offset by a net realized gain of $22 million related to these other derivatives.

Effective Income Tax Rate
Our effective tax rate (ETR) reflects a mix of income or losses in jurisdictions with a wide range of tax rates, permanent differences between U.S. GAAP and local tax laws, and the impact of discrete items. A change in the geographic mix of earnings could impact our effective tax rate.

For the three and six months ended June 30, 2021 our ETR was 12.3 percent and 12.5 percent, respectively. The ETRs were impacted by a higher percentage of income generated in lower tax jurisdictions and discrete tax benefits compared to 15.8 percent and 206.8 percent for the three and six months ended June 30, 2020, respectively. In addition, the ETR for the prior period was impacted by the high level of catastrophe losses, principally COVID-19.

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
Three Months Ended
June 30, 2021
(in millions of U.S. dollars except for ratios)
Numerator
Losses and loss expenses	A	$2,426	$676	$331	$1,186	$110	$89	$4,818
Catastrophe losses and related adjustments
Catastrophe losses, net of related adjustments		(165)	(61)	(4)	(40)	(10)	—	(280)
Reinstatement premiums collected (expensed) on catastrophe losses		—	7	—	—	1	—	8
Catastrophe losses, gross of related adjustments		(165)	(68)	(4)	(40)	(11)	—	(288)
PPD and related adjustments
PPD, net of related adjustments - favorable (unfavorable)		156	44	—	156	—	(88)	268
Net premiums earned adjustments on PPD - unfavorable (favorable)		11	—	—	—	—	—	11
PPD reinstatement premiums - unfavorable (favorable)		6	1	—	7	(2)	—	12
PPD, gross of related adjustments - favorable (unfavorable)		173	45	—	163	(2)	(88)	291
CAY loss and loss expense ex CATs	B	$2,434	$653	$327	$1,309	$97	$1	$4,821
Policy acquisition costs and administrative expenses
Policy acquisition costs and administrative expenses	C	$734	$312	$30	$978	$57	$88	$2,199
Expense adjustments - favorable (unfavorable)		—	—	—	—	—	—	—
Policy acquisition costs and administrative expenses, adjusted	D	$734	$312	$30	$978	$57	$88	$2,199
Denominator
Net premiums earned	E	$3,803	$1,224	$410	$2,579	$192		$8,208
Reinstatement premiums (collected) expensed on catastrophe losses		—	(7)	—	—	(1)		(8)
Net premiums earned adjustments on PPD - unfavorable (favorable)		11	—	—	—	—		11
PPD reinstatement premiums - unfavorable (favorable)		6	1	—	7	(2)		12
Net premiums earned excluding adjustments	F	$3,820	$1,218	$410	$2,586	$189		$8,223
P&C Combined ratio
Loss and loss expense ratio	A/E	63.8%	55.2%	80.7%	46.0%	56.8%		58.7%
Policy acquisition cost and administrative expense ratio	C/E	19.3%	25.5%	7.4%	37.9%	29.8%		26.8%
P&C Combined ratio		83.1%	80.7%	88.1%	83.9%	86.6%		85.5%
CAY P&C Combined ratio ex CATs
Loss and loss expense ratio, adjusted	B/F	63.7%	53.6%	79.7%	50.6%	50.9%		58.6%
Policy acquisition cost and administrative expense ratio, adjusted	D/F	19.2%	25.6%	7.4%	37.8%	30.3%		26.8%
CAY P&C Combined ratio ex CATs		82.9%	79.2%	87.1%	88.4%	81.2%		85.4%
Combined ratio
Combined ratio								85.5%
Add: impact of gains and losses on crop derivatives								—
P&C Combined ratio								85.5%
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
Six Months Ended
June 30, 2021
(in millions of U.S. dollars except for ratios)
Numerator
Losses and loss expenses	A	$4,986	$1,495	$416	$2,449	$230	$98	$9,674
Catastrophe losses and related adjustments
Catastrophe losses, net of related adjustments		(527)	(301)	(12)	(90)	(50)	—	(980)
Reinstatement premiums collected (expensed) on catastrophe losses		—	(16)	—	—	6	—	(10)
Catastrophe losses, gross of related adjustments		(527)	(285)	(12)	(90)	(56)	—	(970)
PPD and related adjustments
PPD, net of related adjustments - favorable (unfavorable)		283	84	2	181	7	(97)	460
Net premiums earned adjustments on PPD - unfavorable (favorable)		11	—	(2)	—	—	—	9
Expense adjustments - unfavorable (favorable)		3	—	—	—	—	—	3
PPD reinstatement premiums - unfavorable (favorable)		6	1	—	7	1	—	15
PPD, gross of related adjustments - favorable (unfavorable)		303	85	—	188	8	(97)	487
CAY loss and loss expense ex CATs	B	$4,762	$1,295	$404	$2,547	$182	$1	$9,191
Policy acquisition costs and administrative expenses
Policy acquisition costs and administrative expenses	C	$1,502	$619	$45	$1,912	$110	$159	$4,347
Expense adjustments - favorable (unfavorable)		(3)	—	—	—	—	—	(3)
Policy acquisition costs and administrative expenses, adjusted	D	$1,499	$619	$45	$1,912	$110	$159	$4,344
Denominator
Net premiums earned	E	$7,477	$2,408	$520	$5,057	$372		$15,834
Reinstatement premiums (collected) expensed on catastrophe losses		—	16	—	—	(6)		10
Net premiums earned adjustments on PPD - unfavorable (favorable)		11	—	(2)	—	—		9
PPD reinstatement premiums - unfavorable (favorable)		6	1	—	7	1		15
Net premiums earned excluding adjustments	F	$7,494	$2,425	$518	$5,064	$367		$15,868
P&C Combined ratio
Loss and loss expense ratio	A/E	66.7%	62.1%	80.0%	48.4%	61.7%		61.1%
Policy acquisition cost and administrative expense ratio	C/E	20.1%	25.7%	8.7%	37.8%	29.6%		27.5%
P&C Combined ratio		86.8%	87.8%	88.7%	86.2%	91.3%		88.6%
CAY P&C Combined ratio ex CATs
Loss and loss expense ratio, adjusted	B/F	63.6%	53.4%	77.9%	50.3%	49.6%		57.9%
Policy acquisition cost and administrative expense ratio, adjusted	D/F	20.0%	25.5%	8.7%	37.8%	30.0%		27.4%
CAY P&C Combined ratio ex CATs		83.6%	78.9%	86.6%	88.1%	79.6%		85.3%
Combined ratio
Combined ratio								88.6%
Add: impact of gains and losses on crop derivatives								—
P&C Combined ratio								88.6%
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

Amortization of purchased intangibles and Other amortization
Amortization expense of purchased intangibles was $73 million and $145 million for the three and six months ended June 30, 2021, respectively, and principally relates to the Chubb Corp acquisition.

The following table presents, as of June 30, 2021, the estimated pre-tax amortization expense (benefit) of purchased intangibles, at current foreign currency exchange rates, for the third and fourth quarters of 2021 and the next five years:

	Associated with the Chubb Corp Acquisition
For the Years Ending December 31 (in millions of U.S. dollars)	Agency distribution relationships and renewal rights	Fair value adjustment on Unpaid losses and loss expenses	Total (1)	Other intangible assets (2)	Total Amortization of purchased intangibles
Third quarter of 2021	$54	$(5)	$49	$23	$72
Fourth quarter of 2021	54	(5)	49	23	72
2022	198	(15)	183	103	286
2023	179	(7)	172	97	269
2024	161	(6)	155	91	246
2025	145	(6)	139	90	229
2026	131	(5)	126	87	213
Total	$922	$(49)	$873	$514	$1,387
(1)Recorded in Corporate.
(2)Recorded in applicable segment(s) that acquired the intangible assets.

Reduction of deferred tax liability associated with intangible assets related to Other intangible assets (excluding the fair value adjustment on Unpaid losses and loss expense)
At June 30, 2021, the deferred tax liability associated with Other intangible assets (excluding the fair value adjustment on Unpaid losses and loss expense) was $1,270 million.

The following table presents, as of June 30, 2021, the expected reduction of the deferred tax liability associated with Other intangible assets (which reduces as agency distribution relationships and renewal rights, and other intangible assets amortize), at current foreign currency exchange rates, for the third and fourth quarters of 2021 and for the next five years:

For the Years Ending December 31 (in millions of U.S. dollars)	Reduction to deferred tax liability associated with intangible assets
Third quarter of 2021	$17
Fourth quarter of 2021	17
2022	67
2023	61
2024	56
2025	52
2026	49
Total	$319

Amortization of the fair value adjustment on acquired invested assets and assumed long-term debt
The following table presents at June 30, 2021, the expected amortization expense of the fair value adjustment on acquired invested assets, at current foreign currency exchange rates, and the expected amortization benefit from the fair value adjustment on assumed long-term debt for the third and fourth quarters of 2021 and for the next five years:

	Amortization (expense) benefit of the fair value adjustment on
For the Years Ending December 31 (in millions of U.S. dollars)	Acquired invested assets (1)	Assumed long-term debt (2)
Third quarter of 2021	$(25)	$5
Fourth quarter of 2021	(22)	6
2022	(117)	21
2023	—	21
2024	—	21
2025	—	21
2026	—	21
Total	$(164)	$116
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

Net Investment Income

	Three Months Ended June 30		Six Months Ended June 30
(in millions of U.S. dollars)	2021	2020	2021	2020
Fixed maturities (1)	$836	$810	$1,676	$1,661
Short-term investments	8	11	17	28
Other interest income	3	3	5	12
Equity securities	41	24	77	33
Other investments	43	21	66	41
Gross investment income (1)	931	869	1,841	1,775
Investment expenses	(47)	(42)	(94)	(87)
Net investment income (1)	$884	$827	$1,747	$1,688
(1) Includes amortization expense related to fair value adjustment of acquired invested assets related to the Chubb Corp acquisition	$(22)	$(30)	$(48)	$(62)

Net investment income is influenced by a number of factors including the amounts and timing of inward and outward cash flows, the level of interest rates, and changes in overall asset allocation. Net investment income increased 7.0 percent and 3.5 percent for the three and six months ended June 30, 2021, respectively, primarily due to higher income received from our private equity partnerships and increased dividends on public equities. Investment income for the year was tempered by lower reinvestment rates on new and reinvested assets.

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

	Three Months Ended June 30		Six Months Ended June 30
(in millions of U.S. dollars)	2021	2020	2021	2020
Total mark-to-market gain (loss) on private equity, pre-tax	$736	$(200)	$1,174	$(207)

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

The average duration of our fixed income securities, including the effect of options and swaps, was 4.2 years and 4.0 years at June 30, 2021 and December 31, 2020, respectively. We estimate that a 100 basis point (bps) increase in interest rates would reduce the valuation of our fixed income portfolio by approximately $4.5 billion at June 30, 2021.
The following table shows the fair value and cost/amortized cost, net of valuation allowance, of our invested assets:

	June 30, 2021		December 31, 2020
(in millions of U.S. dollars)	Fair Value	Cost/ Amortized Cost, Net	Fair Value	Cost/ Amortized Cost, Net
Fixed maturities available for sale	$92,163	$88,254	$90,699	$85,168
Fixed maturities held to maturity	11,343	10,673	12,510	11,653
Short-term investments	4,470	4,471	4,345	4,349
Fixed income securities	107,976	103,398	107,554	101,170
Equity securities	4,607	4,607	4,027	4,027
Other investments	9,457	9,457	7,945	7,945
Total investments	$122,040	$117,462	$119,526	$113,142

The fair value of our total investments increased $2.5 billion during the six months ended June 30, 2021 due to strong operating cash flow, positive equity market returns, and favorable foreign currency movement. This increase was partially offset by unrealized losses on fixed maturities, payment of dividends on our Common Shares, and share repurchases.

The following tables present the fair value of our fixed maturities and short-term investments at June 30, 2021 and December 31, 2020. The first table lists investments according to type and second according to S&P credit rating:

	June 30, 2021		December 31, 2020
(in millions of U.S. dollars, except for percentages)	Fair Value	% of Total	Fair Value	% of Total
U.S. Treasury / Agency	$3,560	3%	$4,122	4%
Corporate and asset-backed securities	39,889	37%	38,769	36%
Mortgage-backed securities	21,445	20%	20,616	19%
Municipal	10,834	10%	11,943	11%
Non-U.S.	27,778	26%	27,759	26%
Short-term investments	4,470	4%	4,345	4%
Total	$107,976	100%	$107,554	100%
AAA	$16,274	15%	$15,622	15%
AA	35,412	33%	36,125	33%
A	19,720	18%	19,712	18%
BBB	17,479	16%	17,542	16%
BB	9,495	9%	9,699	9%
B	9,004	8%	8,267	8%
Other	592	1%	587	1%
Total	$107,976	100%	$107,554	100%
Corporate and asset-backed securities
The following table presents our 10 largest global exposures to corporate bonds by fair value at June 30, 2021:

(in millions of U.S. dollars)	Fair Value
Wells Fargo & Co	$726
Bank of America Corp	657
JP Morgan Chase & Co	615
Comcast Corp	507
Verizon Communications Inc	489
Morgan Stanley	474
AT&T Inc	430
Citigroup Inc	419
HSBC Holdings Plc	393
Goldman Sachs Group Inc	379

Mortgage-backed securities
The following table shows the fair value and amortized cost, net of valuation allowance, of our mortgage-backed securities:

	S&P Credit Rating					Fair Value	Amortized Cost, Net
June 30, 2021 (in millions of U.S. dollars)	AAA	AA	A	BBB	BB and below	Total	Total
Agency residential mortgage-backed securities (RMBS)	$99	$17,605	$—	$—	$—	$17,704	$17,033
Non-agency RMBS	236	38	72	26	8	380	379
Commercial mortgage-backed securities	2,915	269	155	16	6	3,361	3,220
Total mortgage-backed securities	$3,250	$17,912	$227	$42	$14	$21,445	$20,632

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
The following table summarizes the fair value and amortized cost, net of valuation allowance, of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. government securities at June 30, 2021:

(in millions of U.S. dollars)	Fair Value	Amortized Cost, Net
Republic of Korea	$1,050	$977
Canada	1,035	1,015
United Kingdom	824	805
Province of Ontario	714	692
Kingdom of Thailand	632	577
United Mexican States	571	571
Federative Republic of Brazil	555	559
Province of Quebec	470	450
Commonwealth of Australia	437	409
Socialist Republic of Vietnam	426	294
Other Non-U.S. Government Securities	5,734	5,503
Total	$12,448	$11,852

The following table summarizes the fair value and amortized cost, net of valuation allowance, of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. corporate securities at June 30, 2021:

(in millions of U.S. dollars)	Fair Value	Amortized Cost, Net
United Kingdom	$2,558	$2,446
Canada	1,840	1,767
France	1,242	1,185
United States (1)	1,161	1,111
Australia	907	862
Japan	691	671
Germany	608	582
Switzerland	592	559
Netherlands	539	510
China	481	471
Other Non-U.S. Corporate Securities	4,711	4,528
Total	$15,330	$14,692
(1)    The countries that are listed in the non-U.S. corporate fixed income portfolio above represent the ultimate parent company's country of risk. Non-U.S. corporate securities could be issued by foreign subsidiaries of U.S. corporations.

Below-investment grade corporate fixed income portfolio
Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss from default by the borrower is greater with below-investment grade securities. Below-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than investment grade issuers. At June 30, 2021, our corporate fixed income investment portfolio included below-investment grade and non-rated securities which, in total, comprised approximately 15 percent of our fixed income portfolio. Our below-investment grade and non-rated portfolio includes over 1,500 issuers, with the greatest single exposure being $161 million.

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

Critical Accounting Estimates
As of June 30, 2021, there were no material changes to our critical accounting estimates. For a full discussion of our critical accounting estimates, refer to Item 7 in our 2020 Form 10-K.

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

The following table presents a roll-forward of our unpaid losses and loss expenses:

(in millions of U.S. dollars)	Gross Losses	Reinsurance Recoverable (1)	Net Losses
Balance at December 31, 2020	$67,811	$14,647	$53,164
Losses and loss expenses incurred	12,365	2,306	10,059
Losses and loss expenses paid	(10,200)	(2,314)	(7,886)
Other (including foreign exchange translation)	313	82	231
Balance at June 30, 2021	$70,289	$14,721	$55,568
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

Asbestos and Environmental (A&E)
There was no significant A&E reserve activity during the three and six months ended June 30, 2021. A&E reserves are included in Corporate. Refer to our 2020 Form 10-K for further information on our A&E exposures.

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

Catastrophe Management
We actively monitor and manage our catastrophe risk accumulation around the world, including setting risk limits based on probable maximum loss (PML) and purchasing catastrophe reinsurance. The table below presents our modeled pre-tax estimates of natural catastrophe PML, net of reinsurance, at June 30, 2021, for Worldwide, U.S. hurricane and California earthquake events, based on our in-force portfolio at April 1, 2021 and reflecting the April 1, 2021 reinsurance program (see Natural Catastrophe Property Reinsurance Program section) as well as inuring reinsurance protection coverages. According to the model, for the 1-in-100 return period scenario, there is a one percent chance that our pre-tax annual aggregate losses incurred in any year from U.S. hurricane events could be in excess of $2,759 million (or 4.6 percent of our total shareholders’ equity at June 30, 2021). These estimates assume that reinsurance recoverable is fully collectible.

	Modeled Net Probable Maximum Loss (PML) Pre-tax
	Worldwide (1)		U.S. Hurricane (2)		California Earthquake (3)
	Annual Aggregate		Annual Aggregate		Single Occurrence
(in millions of U.S. dollars, except for percentages)	Chubb	% of Total Shareholders’ Equity	Chubb	% of Total Shareholders’ Equity	Chubb	% of Total Shareholders’ Equity
1-in-10	$1,885	3.1%	$1,110	1.8%	$138	0.2%
1-in-100	$3,995	6.7%	$2,759	4.6%	$1,297	2.2%
1-in-250	$6,587	11.0%	$4,959	8.3%	$1,471	2.4%
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
•The potential effects of climate change add to modeling complexity; and
•Changing climate conditions could impact our exposure to natural catastrophe risks, including U.S. hurricane. Published studies by leading government, academic and professional organizations predict an increase in the expected annual frequency of Atlantic-basin hurricanes and sea level rise through the end of the century over observed historical averages. These studies contemplate expected multi-decadal impacts of climate change on sea surface temperatures, sea levels and other factors contributing to the frequency and intensity of hurricanes. Based on preliminary stress tests conducted against the Chubb portfolio at January 1, 2021, the impacts of climate change are not expected to materially impact our reported U.S. hurricane PML over the next 12 months. These tests reflect current exposures only and exclude potential mitigating factors, such as changes to building codes, public or private risk mitigation, regulation and public policy.

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

Liquidity
We anticipate that positive cash flows from operations (underwriting activities and investment income) should be sufficient to cover cash outflows under most loss scenarios for the near term. In addition to cash from operations, routine sales of investments, and financing arrangements, we have agreements with a third-party bank provider which implemented two international multi-currency notional cash pooling programs to enhance cash management efficiency during periods of short-term timing mismatches between expected inflows and outflows of cash by currency. The programs allow us to optimize investment income by avoiding portfolio disruption. Should the need arise, we generally have access to capital markets and to credit facilities with letter of credit capacity of $3.7 billion with a sub-limit of $1.9 billion for revolving credit. At June 30, 2021, our usage under these facilities was $1.4 billion in letters of credit. Our access to credit under these facilities is dependent on the ability of the banks that are a party to the facilities to meet their funding commitments. The facilities require that we maintain certain financial covenants, all of which we met at June 30, 2021. Should the existing credit providers on these facilities experience financial difficulty, we may be required to replace credit sources, possibly in a difficult market. If we cannot obtain adequate capital or sources of credit on favorable terms, on a timely basis, or at all, our business, operating results, and financial condition could be adversely affected. To date, we have not experienced difficulty accessing our credit facilities.

The payment of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction, as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies. During the six months ended June 30, 2021, we were able to meet all our obligations, including the payments of dividends on our Common Shares, with our net cash flows.

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions as well as the subsidiary’s financial condition are paramount to the dividend decision. Chubb Limited received dividends of $1.8 billion and nil from its Bermuda subsidiaries during the six months ended June 30, 2021 and 2020, respectively. Chubb Limited received cash dividends of $21 million and $110 million and non-cash dividends of $536 million and $734 million from a Swiss subsidiary during the six months ended June 30, 2021 and 2020, respectively.

The payment of any dividends from CGM or its subsidiaries is subject to applicable U.K. insurance laws and regulations. In addition, the release of funds by Syndicate 2488 to subsidiaries of CGM is subject to regulations promulgated by the Society of Lloyd’s. The U.S. insurance subsidiaries of Chubb INA Holdings Inc. (Chubb INA) may pay dividends, without prior regulatory approval, subject to restrictions set out in state law of the subsidiary’s domicile (or, if applicable, commercial domicile). Chubb INA’s international subsidiaries are also subject to insurance laws and regulations particular to the countries in which the subsidiaries operate. These laws and regulations sometimes include restrictions that limit the amount of dividends payable without prior approval of regulatory insurance authorities. Chubb Limited received no dividends from CGM or Chubb INA during the six months ended June 30, 2021 and 2020. Debt issued by Chubb INA is serviced by statutorily permissible distributions by Chubb INA’s insurance subsidiaries to Chubb INA as well as other group resources. Chubb INA received $470 million and nil from its subsidiaries during the six months ended June 30, 2021 and 2020, respectively.

Cash Flows
Our sources of liquidity include cash from operations, routine sales of investments, and financing arrangements. The following is a discussion of our cash flows for the six months ended June 30, 2021 and 2020.

Operating cash flows were $5.2 billion in the six months ended June 30, 2021, compared to $3.7 billion in the prior year period. The increase of $1.5 billion is due to higher premiums collected reflecting premium growth, principally in our commercial lines. Partially offsetting the increase are higher catastrophe loss payments and higher taxes paid.

Cash used for investing was $2.0 billion in the six months ended June 30, 2021, compared to $2.7 billion in the prior year period. Cash used for investing principally relates to net purchases of fixed maturities. In addition, the prior year included cash used for the incremental purchase of Huatai Group ownership interest of $1.6 billion.

Cash used for financing was $3.0 billion in the six months ended June 30, 2021, compared to $898 million in the prior year period, an increase of $2.1 billion principally from more shares repurchased in the current year.

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

We use repurchase agreements as a low-cost funding alternative. At June 30, 2021, there were $1.4 billion in repurchase agreements outstanding with various maturities over the next nine months.

Capital Resources
Capital resources consist of funds deployed or available to be deployed to support our business operations.

	June 30	December 31
(in millions of U.S. dollars, except for ratios)	2021	2020
Long-term debt	$14,954	$14,948
Trust preferred securities	308	308
Total shareholders’ equity	60,062	59,441
Total capitalization	$75,324	$74,697
Ratio of financial debt to total capitalization	19.9%	20.0%
Ratio of financial debt plus trust preferred securities to total capitalization	20.3%	20.4%

Repurchase agreements are excluded from the table above and are disclosed separately from short-term debt in the Consolidated balance sheets. The repurchase agreements are collateralized borrowings where we maintain the right and ability to redeem the collateral on short notice, unlike short-term debt which comprises the current maturities of our long-term debt instruments.

For the six months ended June 30, 2021, we repurchased $2.44 billion of Common Shares in a series of open market transactions under the Board of Directors (Board) share repurchase authorization. At June 30, 2021, there were 38,888,051 Common Shares in treasury with a weighted average cost of $148.42 per share, and $65 million in share repurchase authorization remained through December 31, 2021. Subsequently, on July 19, 2021, the Board authorized a one-time incremental share repurchase program of up to $5.0 billion through June 30, 2022. At July 28, 2021, $5.06 billion in share repurchase authorizations remained.

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

At our May 2021 annual general meeting, our shareholders approved an annual dividend for the following year of up to $3.20 per share, or CHF 2.87 per share, calculated using the USD/CHF exchange rate as published in the Wall Street Journal on May 20, 2021, expected to be paid in four quarterly installments of $0.80 per share after the general meeting by way of a distribution from capital contribution reserves, transferred to free reserves for payment. The Board determines the record and payment dates at which the annual dividend may be paid until the date of the 2022 annual general meeting, and is authorized to abstain from distributing a dividend at its discretion. The annual dividend approved in May 2021 represented a $0.08 per share increase ($0.02 per quarter) over the prior year dividend.

The following table represents dividends paid per Common Share to shareholders of record on each of the following dates:

Shareholders of record as of:	Dividends paid as of:
December 18, 2020	January 8, 2021	$0.78 (CHF 0.71)
March 19, 2021	April 9, 2021	$0.78 (CHF 0.70)
June 18, 2021	July 9, 2021	$0.80 (CHF 0.71)

Information provided in connection with outstanding debt of subsidiaries

Chubb INA Holdings Inc. (Subsidiary Issuer) is an indirect 100 percent-owned and consolidated subsidiary of Chubb Limited (Parent Guarantor). The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer.

The following table presents the condensed balance sheets of Chubb Limited and Chubb INA Holdings Inc., after elimination of investment in any non-guarantor subsidiary:

	Chubb Limited (Parent Guarantor)		Chubb INA Holdings Inc. (Subsidiary Issuer)
(in millions of U.S. dollars)	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Assets
Investments	$—	$—	$207	$197
Cash	1	84	1	1
Due from parent guarantor/subsidiary issuer, net	—	479	449	—
Due from subsidiaries that are not issuers or guarantors, net	3,067	3,043	—	—
Other assets	8	10	448	463
Total assets	$3,076	$3,616	$1,105	$661
Liabilities
Due to parent guarantor/subsidiary issuer, net	$449	$—	$—	$479
Due to subsidiaries that are not issuers or guarantors, net	—	—	2,712	2,529
Affiliated notional cash pooling programs	293	—	819	272
Long-term debt	—	—	14,954	14,948
Trust preferred securities	—	—	308	308
Other liabilities	309	323	1,296	1,418
Total liabilities	1,051	323	20,089	19,954
Total shareholders’ equity	2,025	3,293	(18,984)	(19,293)
Total liabilities and shareholders’ equity	$3,076	$3,616	$1,105	$661

The following table presents the condensed statements of operations and comprehensive income of Chubb Limited and Chubb INA Holdings Inc., excluding equity in earnings from non-guarantor subsidiaries:

Six Months Ended June 30, 2021	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)
(in millions of U.S. dollars)
Net investment income	$2	$1
Net realized gains (loss)	18	(13)
Administrative expenses	47	(78)
Interest (income) expense	(67)	289
Other (income) expense	(26)	(13)
Income tax expense (benefit)	17	(70)
Net income (loss)	$49	$(140)
Comprehensive income (loss)	$49	$(141)

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

The tables below are estimates of the sensitivities to instantaneous changes in economic inputs (e.g., equity shock, interest rate shock etc.) or actuarial assumptions at June 30, 2021 of the FVL and of the fair value of specific derivative instruments held (hedge value) to partially offset the risk in the variable annuity guarantee reinsurance portfolio. The following assumptions should be considered when using the below tables:

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

•The hedge sensitivity is from June 30, 2021 market levels and only applicable to the equity and interest rate sensitivities table below.

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

•In addition, the tables below do not reflect the expected quarterly run rate of net income generated by the variable annuity guarantee reinsurance portfolio if markets remain unchanged during the period. All else equal, if markets remain unchanged during the period, the FVL will increase, resulting in a realized loss. This realized loss occurs primarily because the guarantees provided in the underlying contracts continue to become more valuable even when markets remain unchanged. We refer to this increase in FVL as “timing effect”. The unfavorable impact of timing effect on our FVL in a quarter is not reflected in the sensitivity tables below. For this reason, when using the tables below to estimate the sensitivity of FVL in the third quarter of 2021 to various changes, it is necessary to assume an additional $5 million to $45 million increase in FVL and realized losses. Note that both the timing effect and the quarterly run rate impact to net income change over time as the book ages.

	Sensitivities to equity and interest rate movements
	(in millions of U.S. dollars)	Worldwide Equity Shock
	Interest Rate Shock	+10%	Flat	-10%	-20%	-30%	-40%
+100 bps	(Increase)/decrease in FVL	$329	$221	$91	$(77)	$(285)	$(548)
	Increase/(decrease) in hedge value	(83)	—	83	166	249	332
	Increase/(decrease) in net income	$246	$221	$174	$89	$(36)	$(216)
Flat	(Increase)/decrease in FVL	$132	$—	$(164)	$(360)	$(603)	$(904)
	Increase/(decrease) in hedge value	(83)	—	83	166	249	332
	Increase/(decrease) in net income	$49	$—	$(81)	$(194)	$(354)	$(572)
-100 bps	(Increase)/decrease in FVL	$(102)	$(261)	$(449)	$(673)	$(948)	$(1,286)
	Increase/(decrease) in hedge value	(83)	—	83	166	249	332
	Increase/(decrease) in net income	$(185)	$(261)	$(366)	$(507)	$(699)	$(954)

	Sensitivities to Other Economic Variables	AA-rated Credit Spreads		Interest Rate Volatility		Equity Volatility
	(in millions of U.S. dollars)	+100 bps	-100 bps	+2%	-2%	+2%	-2%
	(Increase)/decrease in FVL	$62	$(70)	$(1)	$1	$(15)	$14
	Increase/(decrease) in net income	$62	$(70)	$(1)	$1	$(15)	$14

	Sensitivities to Actuarial Assumptions			Mortality
	(in millions of U.S. dollars)			+20%	+10%	-10%	-20%
	(Increase)/decrease in FVL			$19	$9	$(9)	$(19)
	Increase/(decrease) in net income			$19	$9	$(9)	$(19)

				Lapses
	(in millions of U.S. dollars)			+50%	+25%	-25%	-50%
	(Increase)/decrease in FVL			$88	$48	$(55)	$(117)
	Increase/(decrease) in net income			$88	$48	$(55)	$(117)

				Annuitization
	(in millions of U.S. dollars)			+50%	+25%	-25%	-50%
	(Increase)/decrease in FVL			$(390)	$(207)	$224	$470
	Increase/(decrease) in net income			$(390)	$(207)	$224	$470

Variable Annuity Net Amount at Risk
All our VA reinsurance treaties include annual or aggregate claim limits and many include an aggregate deductible which limit the net amount at risk under these programs. The tables below present the net amount at risk at June 30, 2021 following an immediate change in equity market levels, assuming all global equity markets are impacted equally.

a) Reinsurance covering the GMDB risk only

	Equity Shock
(in millions of U.S. dollars)	+20%	Flat	-20%	-40%	-60%	-80%
GMDB net amount at risk	$299	$284	$406	$801	$899	$765
Claims at 100% immediate mortality	153	160	177	166	149	128

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

b) Reinsurance covering the GLB risk only

	Equity Shock
(in millions of U.S. dollars)	+20%	Flat	-20%	-40%	-60%	-80%
GLB net amount at risk	$743	$1,050	$1,607	$2,372	$2,949	$3,349

The treaty claim limits cause the net amount at risk to increase at a declining rate as equity markets fall.
c) Reinsurance covering both the GMDB and GLB risks on the same underlying policyholders

	Equity Shock
(in millions of U.S. dollars)	+20%	Flat	-20%	-40%	-60%	-80%
GMDB net amount at risk	$36	$44	$55	$70	$85	$96
GLB net amount at risk	282	373	504	679	868	1,011
Claims at 100% immediate mortality	37	36	35	35	35	35
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

ITEM 4. Controls and Procedures
Chubb’s management, with the participation of Chubb’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Chubb’s disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as of June 30, 2021. Based upon that evaluation, Chubb’s Chief Executive Officer and Chief Financial Officer concluded that Chubb’s disclosure controls and procedures are effective in allowing information required to be disclosed in reports filed under the Securities Exchange Act of 1934 to be recorded, processed, summarized, and reported within time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to Chubb’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in Chubb's internal controls over financial reporting during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, Chubb's internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings
The information required with respect to this item is included in Note 7 g) to the Consolidated Financial Statements, which is hereby incorporated herein by reference.

ITEM 1A. Risk Factors
There have been no material changes to the risk factors described under "Risk Factors" under Item 1A of Part I of our 2020 Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

Issuer’s Repurchases of Equity Securities
The following table provides information with respect to purchases by Chubb of its Common Shares during the three months ended June 30, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan (3)
April 1 through April 30	900,648	$170.84	900,000	$1.83	billion
May 1 through May 31	7,058,200	$169.20	6,970,400	$652	million
June 1 through June 30	3,487,236	$168.66	3,485,000	$65	million
Total	11,446,084	$169.16	11,355,400
(1)This column represents open market share repurchases and the surrender to Chubb of Common Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and to cover the cost of the exercise of options by employees through stock swaps.
(2)The aggregate value of shares purchased in the three months ended June 30, 2021 as part of the publicly announced plan was $1.92 billion.
(3)In November 2020, the Board authorized the repurchase of up to $1.5 billion of Chubb's Common Shares from November 19, 2020 through December 31, 2021. In February 2021, the Board approved an increase to the November 2020 share repurchase program of $1.0 billion to a total of $2.5 billion, effective through December 31, 2021. Subsequently, on July 19, 2021, the Board authorized a one-time incremental share repurchase program of up to $5.0 billion through June 30, 2022. The $2.5 billion share repurchase authorization will be used prior to the $5.0 billion share repurchase authorization. At July 28, 2021, $5.06 billion in share repurchase authorizations remained. Refer to Note 8 to the Consolidated Financial Statements for more information on the Chubb Limited securities repurchase authorizations.

ITEM 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
3.1	Articles of Association of the Company, as amended	8-K	3.1	August 4, 2020

3.2	Organizational Regulations of the Company, as amended	8-K	3.1	November 21, 2016

4.1	Articles of Association of the Company, as amended	8-K	4.1	August 4, 2020

4.2	Organizational Regulations of the Company, as amended	8-K	3.1	November 21, 2016

10.1*	Chubb Limited 2016 Long-Term Incentive Plan, as amended and restated	8-K	10.1	May 20, 2021

22.1	Guaranteed Securities	10-K	22.1	February 25, 2021

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

101.1	The following financial information from Chubb Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in Inline XBRL:
	(i) Consolidated Balance Sheets at June 30, 2021, and December 31, 2020; (ii) Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2021 and 2020; (iii) Consolidated Statements of Shareholders’ Equity for the three and six months ended June 30, 2021 and 2020; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020; and (v) Notes to Consolidated Financial Statements				X

104.1	The Cover Page Interactive Data File formatted in Inline XBRL (The cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101.1)

* Management contract, compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHUBB LIMITED
(Registrant)

July 29, 2021	/s/ Evan G. Greenberg
Evan G. Greenberg
Chairman and Chief Executive Officer

July 29, 2021	/s/ Peter C. Enns
Peter C. Enns
Executive Vice President and Chief Financial Officer