Form 10-Q
period 2021-09-30
Chubb Ltd
filed 2021-10-28
CIK 896159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021
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
Yes  ☐                                               No  ☑
The number of registrant’s Common Shares (CHF 24.15 par value) outstanding as of October 15, 2021 was 430,741,280.

CHUBB LIMITED
INDEX TO FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements
CONSOLIDATED BALANCE SHEETS (Unaudited)
Chubb Limited and Subsidiaries

	September 30	December 31
(in millions of U.S. dollars, except share and per share data)	2021	2020
Assets
Investments
Fixed maturities available for sale, at fair value, net of valuation allowance - $12 and $20 (amortized cost – $89,335 and $85,188)	$92,685	$90,699
Fixed maturities held to maturity, at amortized cost, net of valuation allowance - $35 and $44 (fair value – $11,119 and $12,510)	10,515	11,653
Equity securities, at fair value	4,557	4,027
Short-term investments, at fair value (amortized cost – $3,529 and $4,349)	3,529	4,345
Other investments, at fair value	10,843	7,945
Total investments	122,129	118,669
Cash	1,620	1,747
Restricted cash	176	89
Securities lending collateral	2,368	1,844
Accrued investment income	825	867
Insurance and reinsurance balances receivable, net of valuation allowance - $42 and $44	11,723	10,480
Reinsurance recoverable on losses and loss expenses, net of valuation allowance - $325 and $314	16,648	15,592
Reinsurance recoverable on policy benefits	206	206
Deferred policy acquisition costs	5,532	5,402
Value of business acquired	245	263
Goodwill	15,387	15,400
Other intangible assets	5,578	5,811
Prepaid reinsurance premiums	3,092	2,769
Investments in partially-owned insurance companies	3,006	2,813
Other assets	10,519	8,822
Total assets	$199,054	$190,774
Liabilities
Unpaid losses and loss expenses	$72,631	$67,811
Unearned premiums	19,519	17,652
Future policy benefits	5,890	5,713
Insurance and reinsurance balances payable	7,104	6,708
Securities lending payable	2,368	1,844
Accounts payable, accrued expenses, and other liabilities	15,470	14,052
Deferred tax liabilities	217	892
Repurchase agreements	1,406	1,405
Long-term debt	14,823	14,948
Trust preferred securities	308	308
Total liabilities	139,736	131,333
Commitments and contingencies (refer to Note 7)
Shareholders’ equity
Common Shares (CHF 24.15 par value; 474,021,114 and 477,605,264 shares issued; 430,876,252 and 450,732,625 shares outstanding)	10,985	11,064
Common Shares in treasury (43,144,862 and 26,872,639 shares)	(6,621)	(3,644)
Additional paid-in capital	8,752	9,815
Retained earnings	45,224	39,337
Accumulated other comprehensive income (AOCI)	978	2,869
Total shareholders’ equity	59,318	59,441
Total liabilities and shareholders’ equity	$199,054	$190,774
See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars, except per share data)	2021	2020	2021	2020
Revenues
Net premiums written	$10,510	$9,078	$28,718	$25,410
Increase in unearned premiums	(510)	(313)	(1,684)	(723)
Net premiums earned	10,000	8,765	27,034	24,687
Net investment income	866	840	2,613	2,528
Net realized gains (losses) (includes $(10), $49, $26, and $(303) reclassified from AOCI)	(21)	(141)	833	(1,069)
Total revenues	10,845	9,464	30,480	26,146
Expenses
Losses and loss expenses	6,629	5,835	16,688	16,897
Policy benefits	151	198	503	550
Policy acquisition costs	1,778	1,645	5,141	4,853
Administrative expenses	806	733	2,325	2,201
Interest expense	122	130	366	390
Other (income) expense	(763)	(485)	(2,030)	(372)
Amortization of purchased intangibles	71	72	216	217
Total expenses	8,794	8,128	23,209	24,736
Income before income tax	2,051	1,336	7,271	1,410
Income tax expense (includes $(3), $7, $(5), and $(35) on unrealized gains and losses reclassified from AOCI)	218	142	873	295
Net income	$1,833	$1,194	$6,398	$1,115
Other comprehensive income (loss)
Unrealized appreciation (depreciation)	$(564)	$687	$(2,151)	$1,456
Reclassification adjustment for net realized (gains) losses included in net income	10	(49)	(26)	303
	(554)	638	(2,177)	1,759
Change in:
Cumulative foreign currency translation adjustment	(414)	246	(84)	(168)
Postretirement benefit liability adjustment	4	(23)	(33)	(59)
Other comprehensive income (loss), before income tax	(964)	861	(2,294)	1,532
Income tax (expense) benefit related to OCI items	120	(103)	403	(295)
Other comprehensive income (loss)	(844)	758	(1,891)	1,237
Comprehensive income	$989	$1,952	$4,507	$2,352
Earnings per share
Basic earnings per share	$4.21	$2.64	$14.42	$2.47
Diluted earnings per share	$4.18	$2.63	$14.33	$2.46
See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2021	2020	2021	2020
Common Shares
Balance – beginning of period	$11,064	$11,121	$11,064	$11,121
Cancellation of treasury shares	(79)	(57)	(79)	(57)
Balance – end of period	10,985	11,064	10,985	11,064
Common Shares in treasury
Balance – beginning of period	(5,772)	(3,866)	(3,644)	(3,754)
Common Shares repurchased	(1,516)	—	(3,956)	(326)
Cancellation of treasury shares	590	323	590	323
Net shares issued under employee share-based compensation plans	77	2	389	216
Balance – end of period	(6,621)	(3,541)	(6,621)	(3,541)
Additional paid-in capital
Balance – beginning of period	9,046	10,416	9,815	11,203
Net shares issued under employee share-based compensation plans	(2)	(6)	(184)	(195)
Exercise of stock options	(15)	(1)	(45)	(30)
Share-based compensation expense	69	59	216	183
Funding of dividends declared to Retained earnings	(346)	(353)	(1,050)	(1,046)
Balance – end of period	8,752	10,115	8,752	10,115
Retained earnings
Balance – beginning of period	43,902	35,991	39,337	36,142
Cumulative effect of adoption of accounting guidance	—	—	—	(72)
Balance – beginning of period, as adjusted	43,902	35,991	39,337	36,070
Net income	1,833	1,194	6,398	1,115
Cancellation of treasury shares	(511)	(266)	(511)	(266)
Funding of dividends declared from Additional paid-in capital	346	353	1,050	1,046
Dividends declared on Common Shares	(346)	(353)	(1,050)	(1,046)
Balance – end of period	45,224	36,919	45,224	36,919
Accumulated other comprehensive income
Net unrealized appreciation (depreciation) on investments
Balance – beginning of period	3,342	3,424	4,673	2,543
Change in period, before reclassification from AOCI, net of income tax (expense) benefit of $101, $(102), $395 and $(300)	(463)	585	(1,756)	1,156
Amounts reclassified from AOCI, net of income tax (expense) benefit of $(3), $7, $(5), $(35)	7	(42)	(31)	268
Change in period, net of income tax (expense) benefit of $98, $(95), $390 and $(335)	(456)	543	(1,787)	1,424
Balance – end of period	2,886	3,967	2,886	3,967
Cumulative foreign currency translation adjustment
Balance – beginning of period	(1,323)	(2,313)	(1,637)	(1,939)
Change in period, net of income tax (expense) benefit of $23, $(13), $7 and $27	(391)	233	(77)	(141)
Balance – end of period	(1,714)	(2,080)	(1,714)	(2,080)
Postretirement benefit liability adjustment
Balance – beginning of period	(197)	(13)	(167)	15
Change in period, net of income tax (expense) benefit of $(1), $5, $6 and $13	3	(18)	(27)	(46)
Balance – end of period	(194)	(31)	(194)	(31)
Accumulated other comprehensive income	978	1,856	978	1,856
Total shareholders’ equity	$59,318	$56,413	$59,318	$56,413
See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Chubb Limited and Subsidiaries

	Nine Months Ended
	September 30
(in millions of U.S. dollars)	2021	2020
Cash flows from operating activities
Net income	$6,398	$1,115
Adjustments to reconcile net income to net cash flows from operating activities
Net realized (gains) losses	(833)	1,069
Amortization of premiums/discounts on fixed maturities	242	280
Amortization of purchased intangibles	216	217
Deferred income taxes	(268)	(287)
Unpaid losses and loss expenses	4,907	5,112
Unearned premiums	2,032	881
Future policy benefits	163	138
Insurance and reinsurance balances payable	408	280
Accounts payable, accrued expenses, and other liabilities	45	190
Income taxes payable	212	(95)
Insurance and reinsurance balances receivable	(1,257)	(324)
Reinsurance recoverable	(1,071)	(496)
Deferred policy acquisition costs	(208)	(77)
Other	(2,437)	(762)
Net cash flows from operating activities	8,549	7,241
Cash flows from investing activities
Purchases of fixed maturities available for sale	(23,028)	(20,793)
Purchases of fixed maturities held to maturity	(434)	(42)
Purchases of equity securities	(799)	(3,622)
Sales of fixed maturities available for sale	5,225	9,537
Sales of equity securities	750	1,526
Maturities and redemptions of fixed maturities available for sale	13,710	8,709
Maturities and redemptions of fixed maturities held to maturity	1,488	841
Net change in short-term investments	809	(434)
Net derivative instruments settlements	(66)	(74)
Private equity contributions	(1,872)	(1,056)
Private equity distributions	891	588
Payment, including deposit, for Huatai Group interest	(208)	(1,557)
Other	(217)	(352)
Net cash flows used for investing activities	(3,751)	(6,729)
Cash flows from financing activities
Dividends paid on Common Shares	(1,056)	(1,035)
Common Shares repurchased	(3,941)	(333)
Proceeds from issuance of long-term debt	—	988
Proceeds from issuance of repurchase agreements	1,405	1,402
Repayment of repurchase agreements	(1,405)	(1,402)
Proceeds from share-based compensation plans	239	77
Policyholder contract deposits and other	365	322
Policyholder contract withdrawals and other	(331)	(253)
Other	(81)	—
Net cash flows used for financing activities	(4,805)	(234)
Effect of foreign currency rate changes on cash and restricted cash	(33)	(51)
Net increase (decrease) in cash and restricted cash	(40)	227
Cash and restricted cash – beginning of period	1,836	1,646
Cash and restricted cash – end of period	$1,796	$1,873
Supplemental cash flow information
Taxes paid	$931	$668
Interest paid	$316	$323
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

The following table provides a reconciliation of cash and restricted cash reported within the Consolidated balance sheets that total to the amounts shown in the Consolidated statements of cash flows:

	September 30	December 31
(in millions of U.S. dollars)	2021	2020
Cash	$1,620	$1,747
Restricted cash	176	89
Total cash and restricted cash shown in the Consolidated statements of cash flows	$1,796	$1,836

c) Goodwill
During the nine months ended September 30, 2021, Goodwill decreased $13 million, reflecting the impact of foreign exchange.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

2. Acquisitions

Cigna’s Life and Accident and Health (A&H) Insurance Business in Asia-Pacific Markets
On October 7, 2021, we entered into a definitive agreement to acquire the life and non-life insurance companies that house the personal accident, supplemental health and life insurance business of Cigna in seven Asia-Pacific markets, including Korea, Taiwan, New Zealand, Thailand, Hong Kong and Indonesia and its interest in a joint venture in Turkey, for $5.75 billion in cash. The transaction is expected to be completed in 2022. The timing of completion is subject to required regulatory approvals and customary closing conditions.

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

As of September 30, 2021, Chubb's aggregate ownership interest in Huatai Group was approximately 47.1 percent. Chubb applies the equity method of accounting to its investment in Huatai Group by recording its share of net income or loss in Other (income) expense in the Consolidated statements of operations. In 2019, Chubb entered into an agreement to acquire an additional 7.1 percent ownership interest in Huatai Group. In July 2021, Chubb signed an agreement of intent to purchase an additional 6.4 percent ownership interest in Huatai Group. In connection with the agreement, Chubb paid a deposit of approximately $143 million. The purchase of the additional ownership interests is contingent upon important conditions. As Chubb’s ownership interest increases, we will continue to evaluate the appropriateness of consolidation accounting in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 810, Consolidation, and other applicable regulations.

3. Investments

a) Fixed maturities

September 30, 2021	Amortized Cost	Valuation Allowance	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
(in millions of U.S. dollars)
Available for sale
U.S. Treasury / Agency	$2,172	$—	$120	$(5)	$2,287
Non-U.S.	24,988	(6)	1,139	(194)	25,927
Corporate and asset-backed securities	37,283	(6)	1,596	(157)	38,716
Mortgage-backed securities	19,333	—	695	(65)	19,963
Municipal	5,559	—	236	(3)	5,792
	$89,335	$(12)	$3,786	$(424)	$92,685
	Amortized Cost	Valuation Allowance	Net Carrying Value	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value

Held to maturity
U.S. Treasury / Agency	$1,209	$—	$1,209	$38	$—	$1,247
Non-U.S.	1,259	(5)	1,254	76	—	1,330
Corporate and asset-backed securities	2,079	(28)	2,051	209	—	2,260
Mortgage-backed securities	1,771	(1)	1,770	99	(1)	1,868
Municipal	4,232	(1)	4,231	183	—	4,414
	$10,550	$(35)	$10,515	$605	$(1)	$11,119

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

December 31, 2020	Amortized Cost	Valuation Allowance	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
(in millions of U.S. dollars)
Available for sale
U.S. Treasury / Agency	$2,471	$—	$199	$—	$2,670
Non-U.S.	24,594	(6)	1,808	(42)	26,354
Corporate and asset-backed securities	34,095	(14)	2,322	(72)	36,331
Mortgage-backed securities	17,456	—	1,022	(8)	18,470
Municipal	6,572	—	304	(2)	6,874
	$85,188	$(20)	$5,655	$(124)	$90,699
	Amortized Cost	Valuation Allowance	Net Carrying Value	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value

Held to maturity
U.S. Treasury / Agency	$1,392	$—	$1,392	$60	$—	$1,452
Non-U.S.	1,295	(7)	1,288	118	(1)	1,405
Corporate and asset-backed securities	2,185	(35)	2,150	288	—	2,438
Mortgage-backed securities	2,000	(1)	1,999	148	(1)	2,146
Municipal	4,825	(1)	4,824	245	—	5,069
	$11,697	$(44)	$11,653	$859	$(2)	$12,510

The following table presents the amortized cost of our Held to Maturity (HTM) securities according to S&P rating:

	September 30, 2021		December 31, 2020
(in millions of U.S. dollars, except for percentages)	Amortized cost	% of Total	Amortized cost	% of Total
AAA	$2,216	21%	$2,511	22%
AA	5,479	52%	6,193	53%
A	2,011	19%	2,138	18%
BBB	815	8%	826	7%
BB	28	—%	28	—%
Other	1	—%	1	—%
Total	$10,550	100%	$11,697	100%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents fixed maturities by contractual maturity:

		September 30		December 31
		2021		2020
(in millions of U.S. dollars)	Net Carrying Value	Fair Value	Net Carrying Value	Fair Value
Available for sale
Due in 1 year or less	$4,568	$4,568	$4,760	$4,760
Due after 1 year through 5 years	25,747	25,747	26,227	26,227
Due after 5 years through 10 years	28,117	28,117	27,232	27,232
Due after 10 years	14,290	14,290	14,010	14,010
	72,722	72,722	72,229	72,229
Mortgage-backed securities	19,963	19,963	18,470	18,470
	$92,685	$92,685	$90,699	$90,699
Held to maturity
Due in 1 year or less	$947	$954	$1,231	$1,240
Due after 1 year through 5 years	3,666	3,792	3,592	3,760
Due after 5 years through 10 years	2,498	2,627	3,029	3,228
Due after 10 years	1,634	1,878	1,802	2,136
	8,745	9,251	9,654	10,364
Mortgage-backed securities	1,770	1,868	1,999	2,146
	$10,515	$11,119	$11,653	$12,510

Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

b) Gross unrealized loss
Fixed maturities in an unrealized loss position at September 30, 2021 comprised both investment grade and below investment grade securities for which fair value declined primarily due to widening credit spreads since the date of purchase.

The following tables present, for Available for Sale (AFS) fixed maturities in an unrealized loss position (including securities on loan) that are not deemed to have expected credit losses, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	0 – 12 Months		Over 12 Months		Total
September 30, 2021	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. Treasury / Agency	$231	$(5)	$—	$—	$231	$(5)
Non-U.S.	5,704	(147)	780	(40)	6,484	(187)
Corporate and asset-backed securities	6,686	(124)	662	(20)	7,348	(144)
Mortgage-backed securities	5,948	(61)	157	(4)	6,105	(65)
Municipal	239	(2)	8	(1)	247	(3)
Total AFS fixed maturities	$18,808	$(339)	$1,607	$(65)	$20,415	$(404)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	0 – 12 Months		Over 12 Months		Total
December 31, 2020	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
Non-U.S.	$1,628	$(35)	$114	$(5)	$1,742	$(40)
Corporate and asset-backed securities	2,212	(33)	593	(14)	2,805	(47)
Mortgage-backed securities	875	(6)	35	(2)	910	(8)
Municipal	40	(1)	16	(1)	56	(2)
Total AFS fixed maturities	$4,755	$(75)	$758	$(22)	$5,513	$(97)

c) Net realized gains (losses)
The following table presents the components of Net realized gains (losses):

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2021	2020	2021	2020
Fixed maturities:
Gross realized gains	$27	$50	$120	$195
Gross realized losses	(27)	(32)	(99)	(331)
Net (provision for) recovery of expected credit losses	1	42	17	(4)
Impairment (1)	(11)	(11)	(12)	(163)
Total fixed maturities	$(10)	$49	$26	$(303)
Equity securities	(42)	—	475	119
Other investments	11	31	111	(71)
Foreign exchange	106	(222)	85	(351)
Investment and embedded derivative instruments	(9)	9	9	38
Fair value adjustments on insurance derivative	(59)	46	252	(426)
S&P futures	(4)	(52)	(112)	(30)
Other derivative instruments	(10)	1	(8)	(2)
Other	(4)	(3)	(5)	(43)
Net realized gains (losses) (pre-tax)	$(21)	$(141)	$833	$(1,069)
(1)Relates to certain securities we intended to sell and securities written to market entering default.

Realized gains and losses from Equity securities and Other investments from the table above include sales of securities and unrealized gains and losses from fair value changes as follows:

				Three Months Ended
				September 30
	2021			2020
(in millions of U.S. dollars)	Equity Securities	Other Investments	Total	Equity Securities	Other Investments	Total
Net gains (losses) recognized during the period	$(42)	$11	$(31)	$—	$31	$31
Less: Net gains recognized from sales of securities	19	—	19	34	—	34
Unrealized gains (losses) recognized for securities still held at reporting date	$(61)	$11	$(50)	$(34)	$31	$(3)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

				Nine Months Ended
				September 30
	2021			2020
(in millions of U.S. dollars)	Equity Securities	Other Investments	Total	Equity Securities	Other Investments	Total
Net gains (losses) recognized during the period	$475	$111	$586	$119	$(71)	$48
Less: Net gains recognized from sales of securities	109	—	109	197	—	197
Unrealized gains (losses) recognized for securities still held at reporting date	$366	$111	$477	$(78)	$(71)	$(149)

The following table presents a roll-forward of valuation allowance for expected credit losses on fixed maturities:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2021	2020	2021	2020
Available for sale
Valuation allowance for expected credit losses - beginning of period	$11	$69	$20	$—
Impact of adoption of new accounting guidance	—	—	—	25
Provision for expected credit loss	3	5	8	183
Initial allowance for purchased securities with credit deterioration	—	—	—	5
Write-offs charged against the expected credit loss	—	—	—	(5)
Recovery of expected credit loss	(2)	(40)	(16)	(174)
Valuation allowance for expected credit losses - end of period	$12	$34	$12	$34
Held to maturity
Valuation allowance for expected credit losses - beginning of period	$37	$51	$44	$—
Impact of adoption of new accounting guidance	—	—	—	44
Provision for expected credit loss	—	2	—	9
Recovery of expected credit loss	(2)	(8)	(9)	(8)
Valuation allowance for expected credit losses - end of period	$35	$45	$35	$45

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

d) Alternative investments
Alternative investments include partially-owned investment companies, investment funds, and limited partnerships measured at fair value using net asset value (NAV) as a practical expedient. The following table presents, by investment category, the expected liquidation period, fair value, and maximum future funding commitments of alternative investments:

			September 30		December 31
	Expected Liquidation Period of Underlying Assets		2021		2020
(in millions of U.S. dollars)		Fair Value	Maximum Future Funding Commitments	Fair Value	Maximum Future Funding Commitments
Financial	2 to 10 Years	$1,064	$309	$673	$237
Real Assets	2 to 11 Years	1,092	772	805	598
Distressed	2 to 8 Years	568	813	358	970
Private Credit	3 to 8 Years	82	279	88	270
Traditional	2 to 14 Years	6,616	4,958	4,519	1,125
Vintage	1 to 2 Years	64	—	73	—
Investment funds	Not Applicable	282	—	254	—
		$9,768	$7,131	$6,770	$3,200

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

e) Restricted assets
Chubb is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutory regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. Chubb is also required to restrict assets pledged under repurchase agreements, which represent Chubb's agreement to sell securities and repurchase them at a future date for a predetermined price. We use trust funds in certain large reinsurance transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit (LOC) requirements. We have investments in segregated portfolios primarily to provide collateral or guarantees for LOC and derivative transactions. Included in restricted assets at

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

September 30, 2021 and December 31, 2020 are investments, primarily fixed maturities, totaling $18.82 billion and $19.61 billion, respectively, and cash of $176 million and $89 million, respectively.
The following table presents the components of restricted assets:

	September 30	December 31
(in millions of U.S. dollars)	2021	2020
Trust funds	$11,669	$12,305
Deposits with U.S. regulatory authorities	2,418	2,438
Deposits with non-U.S. regulatory authorities	2,858	2,905
Assets pledged under repurchase agreements	1,425	1,462
Other pledged assets	632	584
Total	$19,002	$19,694

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

Financial instruments measured at fair value on a recurring basis, by valuation hierarchy

September 30, 2021	Level 1	Level 2	Level 3	Total
(in millions of U.S. dollars)
Assets:
Fixed maturities available for sale
U.S. Treasury / Agency	$1,786	$501	$—	$2,287
Non-U.S.	—	25,267	660	25,927
Corporate and asset-backed securities	—	36,857	1,859	38,716
Mortgage-backed securities	—	19,910	53	19,963
Municipal	—	5,792	—	5,792
	1,786	88,327	2,572	92,685
Equity securities	4,478	—	79	4,557
Short-term investments	2,012	1,507	10	3,529
Other investments (1)	292	468	—	760
Securities lending collateral	—	2,368	—	2,368
Investment derivative instruments	97	—	—	97
Other derivative instruments	35	—	—	35
Separate account assets	5,225	105	—	5,330
Total assets measured at fair value (1)	$13,925	$92,775	$2,661	$109,361
Liabilities:
Investment derivative instruments	$111	$—	$—	$111
GLB (2)	—	—	818	818
Total liabilities measured at fair value	$111	$—	$818	$929
(1)Excluded from the table above are partially-owned investments, investment funds, and limited partnerships of $9,768 million, policy loans of $235 million and other investments of $80 million at September 30, 2021 measured using NAV as a practical expedient.
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

(in millions of U.S. dollars, except for percentages)	Fair Value		Valuation Technique	Significant Unobservable Inputs	Ranges	Weighted Average (1)
	September 30, 2021	December 31, 2020
GLB (1)	$818	$1,089	Actuarial model	Lapse rate	3% – 34%	4.6%
				Annuitization rate	0% – 100%	3.5%
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The effect of changes in key market factors on assumed lapse and annuitization rates reflect emerging trends using data available from cedants. For treaties with limited experience, rates are established in line with data received from other ceding companies adjusted, as appropriate, with industry estimates. The model and related assumptions are regularly re-evaluated by management and enhanced, as appropriate, based upon additional experience obtained related to policyholder behavior and availability of updated information such as market conditions, market participant assumptions, and demographics of in-force annuities. For the three and nine months ended September 30, 2021 and 2020, no material refinements were made to the model. For detailed information on our lapse and annuitization rate assumptions, refer to Note 4 to the Consolidated Financial Statements of our 2020 Form 10-K.

The following tables present a reconciliation of the beginning and ending balances of financial instruments measured at fair value using significant unobservable inputs (Level 3):

	Assets						Liabilities
Three Months Ended September 30, 2021 (in millions of U.S. dollars)	Available-for-Sale Debt Securities			Equity securities	Short-term investments	Other investments	GLB (1)
	Non-U.S.	Corporate and asset- backed securities	Mortgage-backed securities

Balance, beginning of period	$642	$1,688	$47	$78	$3	$10	$760
Transfers into Level 3	22	45	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	(10)	—
Change in Net Unrealized Gains/Losses in OCI	(15)	2	—	—	—	—	—
Net Realized Gains/Losses	(3)	—	—	1	—	—	59
Purchases	60	272	17	4	7	—	—
Sales	(19)	(13)	—	(4)	—	—	—
Settlements	(27)	(135)	(11)	—	—	—	—
Other	—	—	—	—	—	—	(1)
Balance, end of period	$660	$1,859	$53	$79	$10	$—	$818
Net Realized Gains/Losses Attributable to Changes in Fair Value at the balance sheet date	$—	$—	$—	$(1)	$—	$—	$59
Change in Net Unrealized Gains/Losses included in OCI at the balance sheet date	$(15)	$—	$—	$—	$—	$—	$—
(1)Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	Assets						Liabilities
Three Months Ended September 30, 2020 (in millions of U.S. dollars)	Available-for-Sale Debt Securities			Equity securities	Short-term investments	Other investments	GLB (1)
	Non-U.S.	Corporate and asset- backed securities	Mortgage-backed securities

Balance, beginning of period	$469	$1,369	$60	$64	$2	$10	$1,372
Transfers into Level 3	—	1	—	—	—	—	—
Transfers out of Level 3	—	(1)	—	—	—	—	—
Change in Net Unrealized Gains/Losses in OCI	21	13	—	—	(1)	—	—
Net Realized Gains/Losses	1	3	—	2	—	—	(46)
Purchases	41	194	2	3	7	—	—
Sales	(19)	(80)	—	(3)	—	—	—
Settlements	(19)	(54)	(1)	—	(1)	—	—
Other	—	—	—	—	—	—	(8)
Balance, end of period	$494	$1,445	$61	$66	$7	$10	$1,318
Net Realized Gains/Losses Attributable to Changes in Fair Value at the balance sheet date	$—	$3	$—	$2	$—	$—	$(46)
Change in Net Unrealized Gains/Losses included in OCI at the balance sheet date	$20	$12	$—	$—	$(1)	$—	$—
(1)Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	Assets						Liabilities
Nine Months Ended September 30, 2021 (in millions of U.S. dollars)	Available-for-Sale Debt Securities			Equity securities	Short-term investments	Other investments	GLB (1)
	Non-U.S.	Corporate and asset- backed securities	Mortgage-backed securities

Balance, beginning of period	$546	$1,573	$60	$73	$5	$10	$1,089
Transfers into Level 3	22	91	—	—	—	—	—
Transfers out of Level 3	(10)	(3)	—	—	—	(10)	—
Change in Net Unrealized Gains/Losses in OCI	(2)	14	—	—	—	—	—
Net Realized Gains/Losses	—	3	—	8	—	—	(252)
Purchases	235	681	18	11	10	—	—
Sales	(35)	(88)	(1)	(13)	—	—	—
Settlements	(96)	(412)	(24)	—	(5)	—	—
Other	—	—	—	—	—	—	(19)
Balance, end of period	$660	$1,859	$53	$79	$10	$—	$818
Net Realized Gains/Losses Attributable to Changes in Fair Value at the balance sheet date	$—	$3	$—	$5	$—	$—	$(252)
Change in Net Unrealized Gains/Losses included in OCI at the balance sheet date	$2	$17	$—	$—	$—	$—	$—
(1)Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	Assets						Liabilities
Nine Months Ended September 30, 2020 (in millions of U.S. dollars)	Available-for-Sale Debt Securities			Equity securities	Short-term investments	Other investments	GLB (1)
	Non-U.S.	Corporate and asset- backed securities	Mortgage-backed securities

Balance, beginning of period	$449	$1,451	$60	$69	$6	$10	$897
Transfers into Level 3	—	92	—	—	—	—	—
Transfers out of Level 3	(16)	(73)	—	—	—	—	—
Change in Net Unrealized Gains/Losses in OCI	1	(31)	—	—	(1)	—	—
Net Realized Gains/Losses	(2)	(23)	—	(1)	—	—	426
Purchases	190	416	2	14	9	—	—
Sales	(81)	(147)	—	(16)	—	—	—
Settlements	(47)	(240)	(1)	—	(7)	—	—
Other	—	—	—	—	—	—	(5)
Balance, end of period	$494	$1,445	$61	$66	$7	$10	$1,318
Net Realized Gains/Losses Attributable to Changes in Fair Value at the balance sheet date	$—	$(6)	$—	$1	$—	$—	$426
Change in Net Unrealized Gains/Losses included in OCI at the balance sheet date	$—	$(25)	$—	$—	$(1)	$—	$—
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following tables present fair value, by valuation hierarchy, and carrying value of the financial instruments not measured at fair value:

September 30, 2021	Fair Value				Net Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities held to maturity
U.S. Treasury / Agency	$1,195	$52	$—	$1,247	$1,209
Non-U.S.	—	1,330	—	1,330	1,254
Corporate and asset-backed securities	—	2,260	—	2,260	2,051
Mortgage-backed securities	—	1,868	—	1,868	1,770
Municipal	—	4,414	—	4,414	4,231
Total assets	$1,195	$9,924	$—	$11,119	$10,515
Liabilities:
Repurchase agreements	$—	$1,406	$—	$1,406	$1,406
Long-term debt	—	16,648	—	16,648	14,823
Trust preferred securities	—	465	—	465	308
Total liabilities	$—	$18,519	$—	$18,519	$16,537

December 31, 2020	Fair Value				Net Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities held to maturity
U.S. Treasury / Agency	$1,395	$57	$—	$1,452	$1,392
Non-U.S.	—	1,405	—	1,405	1,288
Corporate and asset-backed securities	—	2,438	—	2,438	2,150
Mortgage-backed securities	—	2,146	—	2,146	1,999
Municipal	—	5,069	—	5,069	4,824
Total assets	$1,395	$11,115	$—	$12,510	$11,653
Liabilities:
Repurchase agreements	$—	$1,405	$—	$1,405	$1,405
Long-term debt	—	17,487	—	17,487	14,948
Trust preferred securities	—	473	—	473	308
Total liabilities	$—	$19,365	$—	$19,365	$16,661
5. Reinsurance

Reinsurance recoverable on ceded reinsurance

	September 30, 2021		December 31, 2020
(in millions of U.S. dollars)	Net Reinsurance Recoverable (1)	Valuation allowance	Net Reinsurance Recoverable (1)	Valuation allowance
Reinsurance recoverable on unpaid losses and loss expenses	$15,550	$269	$14,647	$257
Reinsurance recoverable on paid losses and loss expenses	1,098	56	945	57
Reinsurance recoverable on losses and loss expenses	$16,648	$325	$15,592	$314
Reinsurance recoverable on policy benefits	$206	$4	$206	$5
(1)Net of valuation allowance for uncollectible reinsurance.

The increase in reinsurance recoverable on losses and loss expenses was primarily due to higher underlying ceded exposures due to premium growth, unfavorable prior period development in certain lines, crop activity, and catastrophe losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents a roll-forward of valuation allowance for uncollectible reinsurance related to Reinsurance recoverable on loss and loss expenses:

	Nine Months Ended
	September 30
(in millions of U.S. dollars)	2021	2020
Valuation allowance for uncollectible reinsurance - beginning of period	$314	$316
Provision for uncollectible reinsurance	16	21
Write-offs charged against the valuation allowance	(4)	(19)
Foreign exchange revaluation	(1)	2
Valuation allowance for uncollectible reinsurance - end of period	$325	$320
For additional information, refer to Note 1 d) to the Consolidated Financial Statements of our 2020 Form 10-K.

6. Unpaid losses and loss expenses

The following table presents a reconciliation of beginning and ending Unpaid losses and loss expenses:

	Nine Months Ended
	September 30
(in millions of U.S. dollars)	2021	2020
Gross unpaid losses and loss expenses – beginning of period	$67,811	$62,690
Reinsurance recoverable on unpaid losses – beginning of period (1)	(14,647)	(14,181)
Net unpaid losses and loss expenses – beginning of period	53,164	48,509
Net losses and loss expenses incurred in respect of losses occurring in:
Current year	17,556	17,109
Prior years (2)	(868)	(212)
Total	16,688	16,897
Net losses and loss expenses paid in respect of losses occurring in:
Current year	4,771	4,766
Prior years	7,922	7,597
Total	12,693	12,363
Foreign currency revaluation and other	(78)	95
Net unpaid losses and loss expenses – end of period	57,081	53,138
Reinsurance recoverable on unpaid losses (1)	15,550	14,767
Gross unpaid losses and loss expenses – end of period	$72,631	$67,905
(1)    Net of valuation allowance for uncollectible reinsurance.
(2)    Relates to prior period loss reserve development only and excludes prior period development related to reinstatement premiums, expense adjustments and earned premiums totaling $87 million and $23 million for the nine months ended September 30, 2021 and 2020, respectively.

Gross and net unpaid losses and loss expenses increased $4,820 million and $3,917 million, respectively, for the nine months ended September 30, 2021, driven by an increase in underlying exposure due to premium growth, crop activity, and net catastrophe losses incurred, partially offset by favorable prior period development.

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

The following table summarizes (favorable) and adverse PPD by segment.

	Three Months Ended September 30			Nine Months Ended September 30
(in millions of U.S. dollars)	Long-tail	Short-tail	Total	Long-tail	Short-tail	Total
2021
North America Commercial P&C Insurance	$(101)	$(56)	$(157)	$(243)	$(197)	$(440)
North America Personal P&C Insurance	—	(182)	(182)	—	(266)	(266)
North America Agricultural Insurance	—	7	7	—	5	5
Overseas General Insurance	(13)	(15)	(28)	(8)	(201)	(209)
Global Reinsurance	(4)	—	(4)	(26)	15	(11)
Corporate	43	—	43	140	—	140
Total	$(75)	$(246)	$(321)	$(137)	$(644)	$(781)
2020
North America Commercial P&C Insurance	$(255)	$55	$(200)	$(439)	$(12)	$(451)
North America Personal P&C Insurance	—	48	48	—	48	48
North America Agricultural Insurance	—	18	18	—	4	4
Overseas General Insurance	(71)	11	(60)	(72)	(28)	(100)
Global Reinsurance	(6)	—	(6)	(25)	(4)	(29)
Corporate	54	—	54	339	—	339
Total	$(278)	$132	$(146)	$(197)	$8	$(189)

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

North America Commercial P&C Insurance
2021
For the three months ended September 30, 2021, net favorable PPD was $157 million, which was the net result of several underlying favorable and adverse movements, and was driven by the following principal changes:

•Net favorable development of $101 million in long-tail business, primarily from:

•Net favorable development of $97 million in our workers' compensation business mainly impacting accident years 2016 and prior, driven by lower than expected loss experience, and related improvements in loss development factors;

•Net favorable development of $36 million on large multi-line prospective deals in the 2017 and prior accident years, due to lower than expected reported loss activity. These structured deals typically cover large clients for multiple product lines and with varying loss limitations; this development is net of premium returns of $46 million tied to the loss performance of the particular deals; and

•Net adverse development of $31 million in commercial excess and umbrella portfolios, mainly in accident years 2018 and 2019, driven by higher than expected reported loss activity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

•Net favorable development of $56 million in short-tail business, primarily from:

•Net favorable development of $54 million in our property and marine portfolios, mainly in accident years 2019 and 2020, which experienced lower than expected loss development on catastrophe and non-catastrophe losses.

For the nine months ended September 30, 2021, net favorable PPD was $440 million, which was the net result of several underlying favorable and adverse movements, and was driven by the following principal changes:

•Net favorable development of $243 million in long-tail business, primarily from:

•Net favorable development of $255 million in our workers’ compensation business. This included favorable development of $36 million related to our annual assessment of multi-claimant events including industrial accidents, in the 2020 accident year. Consistent with prior years, we reviewed these potential exposures after the close of the accident year to allow for late reporting or identification of significant losses. The remaining overall favorable development was mainly in accident years 2016 and prior, driven by lower than expected loss experience and related improvements to loss development factors;

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

•Net favorable development of $36 million on large multi-line prospective deals due to the same factors experienced for the three months ended September 30, 2021, as described above;

•Net adverse development of $26 million in high deductible general liability coverages, driven by higher than expected loss severities, mainly impacting accident years 2016 through 2020, partly offset by favorable loss development in older accident years;

•Net adverse development of $74 million in commercial automobile liability, driven by adverse reported loss experience, mainly impacting accident years 2017 and 2019; and

•Net adverse development of $74 million in commercial excess and umbrella portfolios, with accident years 2016 through 2019 experiencing higher than expected reported loss activity, partly offset by lower than expected emergence in accident years 2015 and prior.

•Net favorable development of $197 million in short-tail business, primarily from:

•Net favorable development of $89 million in surety, mainly in accident years 2018 through 2020, driven by lower than expected loss emergence;

•Net favorable development of $83 million in property and marine coverages mainly in accident years 2019 and 2020, driven by lower than expected loss development;

•Net favorable development of $46 million in accident and health, mainly in accident years 2019 and 2020, where loss emergence was lower than expected; and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

•Net adverse development of $41 million in first-party cyber risk, driven by accident years 2019 and 2020, which experienced higher than expected loss development as well as heightened frequency and severity.

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

For the nine months ended September 30, 2020, net favorable PPD was $451 million, which was the net result of several underlying favorable and adverse movements, and was driven by the following principal changes:

•Net favorable development of $439 million in long-tail business, primarily from:

•Net favorable development of $337 million in workers’ compensation lines. This included favorable development of $62 million related to our annual assessment of multi-claimant events including industrial accidents, in the 2019 accident year. Consistent with prior years, we reviewed these potential exposures after the close of the accident year to allow for late reporting or identification of significant losses. This favorable development in accident year 2019 was partially offset by some higher than expected activity from other claims. The remaining overall favorable development was mainly in accident years 2016 and prior, driven by lower than expected loss experience and related updates to loss development factors;

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

•Net favorable development of $12 million in short-tail business due to the same factors experienced for the three months ended September 30, 2020, as described above, which was offset by:

•Net favorable development of $37 million, in accident and health, mainly in accident years 2018 and 2019, driven by lower than expected paid loss emergence; and

•Net favorable development of $31 million in surety, driven by accident year 2018, where loss emergence was lower than expected.

North America Personal P&C Insurance
2021
For the three months ended September 30, 2021, net favorable PPD was $182 million, driven by favorable development of $176 million in homeowners, including valuables, mainly in accident year 2020, which experienced better than expected non-catastrophe loss development.

For the nine months ended September 30, 2021, net favorable PPD was $266 million, driven by favorable development of $216 million in homeowners, including valuables, due to the same factors experienced for the three months ended September 30, 2021 as described above and a favorable $43 million in automobile, predominantly from better than expected frequency results in accident year 2020 for physical damage coverages.

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

Overseas General Insurance
2021
For the three months ended September 30, 2021, net favorable PPD was $28 million, which was the net result of several underlying favorable and adverse movements, and was driven by the following principal changes:

•Net favorable development of $15 million in short-tail business, primarily from favorable claim development in surety in accident years 2018 through 2020.

•Net favorable development of $13 million in long-tail business, primarily from:

•Net favorable development of $72 million in casualty lines, including favorable development of $97 million in accident years 2017 and prior, due to lower than expected loss emergence across primary and excess lines in Continental Europe and U.K., partially offset by adverse development of $25 million in accident years 2018 through 2020, primarily due to higher than expected loss development and corresponding changes in loss development patterns on business in Asia Pacific;

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

•Net favorable development of $24 million in other long tail lines including Environmental and Political Risks, primarily in accident years 2017 and prior; and

•Net adverse development of $84 million in financial lines, with adverse development primarily in accident years 2011 through 2020 in Directors and Officers (D&O) on specific claims in Australia, and U.K., and adverse professional indemnity development, including medical malpractice, in various regions.

For the nine months ended September 30, 2021, net favorable PPD was $209 million, primarily from:

•Net favorable development of $201 million in short-tail business, primarily from:

•Net favorable development of $55 million in accident and health lines, mainly due to favorable loss development across all regions in accident years 2019 and 2020;

•Net favorable development of $54 million in property lines, in accident years 2019 and 2020, including a $21 million favorable reduction in COVID-19 estimates in accident year 2020. The remaining favorable development was across most regions in accident years 2019 and 2020; and

•Net favorable development of $35 million in marine lines in accident years 2018 through 2020, driven by favorable loss development, specific claim reductions, and salvage and subrogation recoveries in Continental Europe and Asia Pacific.

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

•Net favorable development of $22 million in political risks, driven by benign loss experience in 2018 and 2019; and

•Net adverse development of $57 million in financial lines, with adverse development of $125 million in accident years 2016 through 2019, primarily due to adverse large loss experience in D&O in the U.K. and Asia Pacific. This was partially offset by favorable development of $68 million in accident years 2015 and prior, primarily from favorable case-specific settlements within Continental Europe and Asia Pacific financial institutions.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Corporate
2021
For the three months ended September 30, 2021, net adverse development was $43 million, driven principally by development in environmental liabilities of $33 million due to certain case specific incurred activity.

For the nine months ended September 30, 2021, net adverse development was $140 million, driven by adverse development of $68 million for molestation claims, as well as the adverse development noted above regarding environmental liabilities. The remainder of the adverse development was driven by increased claim costs on non-A&E run-off workers’ compensation exposures, and charges relating to unallocated loss adjustment expenses incurred.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents the balance sheet locations, fair values of derivative instruments in an asset or (liability) position, and notional values/payment provisions of our derivative instruments:

			September 30, 2021			December 31, 2020
	Consolidated Balance Sheet Location	Fair Value		Notional Value/ Payment Provision	Fair Value		Notional Value/ Payment Provision
(in millions of U.S. dollars)		Derivative Asset	Derivative (Liability)		Derivative Asset	Derivative (Liability)
Investment and embedded derivative instruments:
Foreign currency forward contracts	OA / (AP)	$22	$(89)	$4,235	$22	$(49)	$2,807
Options/Futures contracts on notes, bonds, and equities	OA / (AP)	75	(22)	13,005	13	(3)	1,749
Convertible securities (1)	FM AFS / ES	12	—	13	9	—	11
		$109	$(111)	$17,253	$44	$(52)	$4,567
Other derivative instruments:
Futures contracts on equities (2)	OA / (AP)	$35	$—	$867	$—	$(17)	$709
Other	OA / (AP)	—	—	157	—	—	16
		$35	$—	$1,024	$—	$(17)	$725
GLB (3)	(AP)	$—	$(818)	$1,539	$—	$(1,089)	$1,658
(1)Includes fair value of embedded derivatives.
(2)Related to GMDB and GLB book of business.
(3)Note that the payment provision related to GLB is the net amount at risk. The concept of a notional value does not apply to the GLB reinsurance contracts.

At September 30, 2021 and December 31, 2020, net derivative assets of $22 million and net derivative liabilities of $30 million, respectively, included in the table above were subject to a master netting agreement. The remaining derivatives included in the table above were not subject to a master netting agreement.

The following table presents net realized gains (losses) related to derivative instrument activity in the Consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2021	2020	2021	2020
Investment and embedded derivative instruments:
Foreign currency forward contracts	$(15)	$—	$(37)	$53
All other futures contracts, options, and equities	6	9	45	(15)
Convertible securities (1)	—	—	1	—
Total investment and embedded derivative instruments	$(9)	$9	$9	$38
GLB and other derivative instruments:
GLB	$(59)	$46	$252	$(426)
Futures contracts on equities (2)	(4)	(52)	(112)	(30)
Other	(10)	1	(8)	(2)
Total GLB and other derivative instruments	$(73)	$(5)	$132	$(458)
	$(82)	$4	$141	$(420)
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

The following table presents the carrying value of collateral held under securities lending agreements by investment category and remaining contractual maturity of the underlying agreements:

	Remaining contractual maturity
	September 30, 2021	December 31, 2020
(in millions of U.S. dollars)	Overnight and Continuous
Collateral held under securities lending agreements:
Cash	$1,402	$551
U.S. Treasury / Agency	119	148
Non-U.S.	833	1,032
Corporate and asset-backed securities	11	30
Mortgage-backed securities	1	4
States, municipalities, and political subdivisions	1	—
Equity securities	1	79
	$2,368	$1,844
Gross amount of recognized liability for securities lending payable	$2,368	$1,844

At September 30, 2021 and December 31, 2020, our repurchase agreement obligations of $1,406 million and $1,405 million, respectively, were fully collateralized. In contrast to securities lending programs, the use of cash received is not restricted for the repurchase obligations. The fair value of the underlying securities sold remains in Fixed maturities available for sale, and the repurchase agreement obligation is recorded in Repurchase agreements in the Consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents the carrying value of collateral pledged under repurchase agreements by investment category and remaining contractual maturity of the underlying agreements:

	Remaining contractual maturity
	September 30, 2021			December 31, 2020
	30-90 Days	Greater than 90 Days	Total	30-90 Days	Greater than 90 Days	Total
(in millions of U.S. dollars)
Collateral pledged under repurchase agreements:
Cash	$—	$—	$—	$—	$4	$4
U.S. Treasury / Agency	—	104	104	—	106	106
Mortgage-backed securities	475	846	1,321	481	871	1,352
	$475	$950	$1,425	$481	$981	$1,462
Gross amount of recognized liabilities for repurchase agreements			$1,406			$1,405
Difference (1)			$19			$57
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

d) Fixed maturities
At September 30, 2021, we have commitments to purchase fixed income securities of $825 million over the next several years.

e) Other investments
At September 30, 2021, included in Other investments in the Consolidated balance sheet are investments in limited partnerships and partially-owned investment companies with a carrying value of $9.5 billion. In connection with these investments, we have commitments that may require funding of up to $7.1 billion over the next several years. At December 31, 2020, these investments had a carrying value of $6.5 billion with a commitment that may require funding of up to $3.2 billion.

f) Income taxes
At September 30, 2021, $62 million of unrecognized tax benefits remain outstanding. It is reasonably possible that over the next twelve months, that the amount of unrecognized tax benefits may change resulting from the re-evaluation of unrecognized tax benefits arising from examinations by taxing authorities, settlements and the lapses of statutes of limitations. With few exceptions, Chubb is no longer subject to income tax examinations for years before 2012.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

h) Leases
At September 30, 2021 and December 31, 2020, the right-of-use asset was $434 million and $473 million, respectively, recorded within Other assets on the Consolidated balance sheets and the lease liability was $472 million and $517 million, respectively, which was recorded within Accounts payable, accrued expenses, and other liabilities on the Consolidated balance sheets. These leases consist principally of real estate operating leases that are amortized on a straight-line basis over the term of the lease, which expire at various dates.

8. Shareholders’ equity

All of Chubb’s Common Shares are authorized under Swiss corporate law. Though the par value of Common Shares is stated in Swiss francs, Chubb continues to use U.S. dollars as its reporting currency for preparing the Consolidated Financial statements. Under Swiss corporate law, dividends, including distributions from legal reserves or through a reduction in par value (par value reduction), must be stated in Swiss francs though dividend payments are made by Chubb in U.S. dollars. At September 30, 2021, our Common Shares had a par value of CHF 24.15 per share.

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

The following table presents dividend distributions per Common Share in Swiss francs (CHF) and U.S. dollars (USD):

	Three Months Ended				Nine Months Ended
	September 30				September 30
	2021		2020		2021		2020
	CHF	USD	CHF	USD	CHF	USD	CHF	USD
Total dividend distributions per common share	0.73	$0.80	0.71	$0.78	2.14	$2.38	2.18	$2.31

Increases in Common Shares in treasury are due to open market repurchases of Common Shares and the surrender of Common Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock and the forfeiture of unvested restricted stock. Decreases in Common Shares in treasury are principally due to grants of restricted stock, exercises of stock options, purchases under the Employee Stock Purchase Plan (ESPP), and share cancellations. At our May 2021 annual general meeting, our shareholders approved the cancellation of 3,584,150 shares purchased under our share repurchase program during 2020. The capital reduction by cancellation of shares was subject to publication requirements and a two-month waiting period in accordance with Swiss law and became effective August 4, 2021. During the nine months ended September 30, 2021, 22,877,400 shares were repurchased, 3,584,150 shares were canceled, and 3,021,027 net shares were issued under employee share-based compensation plans. At September 30, 2021, 43,144,862 Common Shares remain in treasury.

Chubb Limited securities repurchase authorizations
The Board has authorized share repurchase programs as follows:

•$1.5 billion of Chubb Common Shares from November 21, 2019 through December 31, 2020
•$1.5 billion of Chubb Common Shares from November 19, 2020 through December 31, 2021

In February 2021, the Board approved an increase to the November 2020 share repurchase program of $1.0 billion to a total of $2.5 billion, effective through December 31, 2021. On July 19, 2021, the Board authorized a one-time incremental share repurchase program of up to $5.0 billion through June 30, 2022. The $2.5 billion share repurchase authorization was used prior to the $5.0 billion share repurchase authorization.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents repurchases of Chubb's Common Shares conducted in a series of open market transactions under the Board authorizations:

	Three Months Ended		Nine Months Ended		October 1, 2021 through October 27, 2021
		September 30		September 30
(in millions of U.S. dollars, except share data)	2021	2020	2021	2020
Number of shares repurchased	8,412,000	—	22,877,400	2,266,150	167,700
Cost of shares repurchased	$1,516	$—	$3,956	$326	$29
Repurchase authorization remaining at end of period	$3,551	$1,124	$3,551	$1,124	$3,522
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

10. Postretirement benefits

The components of net pension and other postretirement benefit costs (benefits) reflected in Net income in the Consolidated statements of operations were as follows:

	Pension Benefit Plans				Other Postretirement Benefit Plans
	2021		2020		2021	2020
Three Months Ended September 30	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
(in millions of U.S. dollars)
Service cost	$—	$1	$—	$1	$1	$—
Non-service cost (benefit):
Interest cost	18	5	24	6	1	1
Expected return on plan assets	(64)	(10)	(56)	(11)	(1)	(1)
Amortization of net actuarial loss	—	—	—	—	—	—
Amortization of prior service cost (1)	—	—	—	1	—	(20)
Settlements	1	—	1	—	—	—
Total non-service cost (benefit)	(45)	(5)	(31)	(4)	—	(20)
Net periodic benefit cost (benefit)	$(45)	$(4)	$(31)	$(3)	$1	$(20)
(1)     At June 30, 2021, the remaining prior service cost amortization related to the 2016 harmonization of our U.S. retirement program was fully amortized. Refer to Note 13 to the Consolidated Financial Statements of our 2020 Form 10-K for additional information.

	Pension Benefit Plans				Other Postretirement Benefit Plans
	2021		2020		2021	2020
Nine Months Ended September 30	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
(in millions of U.S. dollars)
Service cost	$—	$3	$—	$3	$1	$—
Non-service cost (benefit):
Interest cost	53	14	74	17	1	2
Expected return on plan assets	(191)	(32)	(168)	(32)	(1)	(3)
Amortization of net actuarial loss	—	2	—	1	—	—
Amortization of prior service cost	—	—	—	1	(26)	(60)
Settlements	1	—	3	—	—	—
Total non-service cost (benefit)	(137)	(16)	(91)	(13)	(26)	(61)
Net periodic benefit cost (benefit)	$(137)	$(13)	$(91)	$(10)	$(25)	$(61)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The line items in which the service cost and non-service cost (benefit) components of net periodic benefit cost (benefit) are included in the Consolidated statements of operations were as follows:

	Pension Benefit Plans		Other Postretirement Benefit Plans
Three Months Ended September 30	2021	2020	2021	2020
(in millions of U.S. dollars)
Service cost:
Losses and loss expenses	$—	$—	$—	$—
Administrative expenses	1	1	1	—
Total service cost	1	1	1	—
Non-service cost (benefit):
Losses and loss expenses	(5)	(3)	—	(2)
Administrative expenses	(45)	(32)	—	(18)
Total non-service cost (benefit)	(50)	(35)	—	(20)
Net periodic benefit cost (benefit)	$(49)	$(34)	$1	$(20)

	Pension Benefit Plans		Other Postretirement Benefit Plans
Nine Months Ended September 30	2021	2020	2021	2020
(in millions of U.S. dollars)
Service cost:
Losses and loss expenses	$—	$—	$—	$—
Administrative expenses	3	3	1	—
Total service cost	3	3	1	—
Non-service cost (benefit):
Losses and loss expenses	(14)	(9)	(3)	(6)
Administrative expenses	(139)	(95)	(23)	(55)
Total non-service cost (benefit)	(153)	(104)	(26)	(61)
Net periodic benefit cost (benefit)	$(150)	$(101)	$(25)	$(61)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

11. Other income and expense

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2021	2020	2021	2020
Equity in net income (loss) of partially-owned entities (1)	$802	$479	$2,073	$435
Gains (losses) from fair value changes in separate account assets (2)	(24)	24	(5)	8
Federal excise and capital taxes	(5)	(4)	(15)	(16)
Other	(10)	(14)	(23)	(55)
Total	$763	$485	$2,030	$372
(1)     Principally comprises our share of operating income and mark-to-market movement on private equities where we hold more than three percent. Also includes net income from our investment in Huatai of $40 million and $144 million for the three and nine months ended September 30, 2021, respectively, compared to $37 million and $86 million, respectively, for the prior year periods.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following tables present the Statement of Operations by segment:

For the Three Months Ended September 30, 2021 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Segment Measure Reclass	Chubb Consolidated
Net premiums written	$4,369	$1,300	$1,415	$2,596	$221	$609	$—	$—	$10,510
Net premiums earned	3,954	1,244	1,338	2,664	211	589	—	—	10,000
Losses and loss expenses	2,754	846	1,138	1,487	192	179	43	(10)	6,629
Policy benefits	—	—	—	—	—	175	—	(24)	151
Policy acquisition costs	537	254	61	703	55	168	—	—	1,778
Administrative expenses	273	73	4	266	9	82	99	—	806
Underwriting income (loss)	390	71	135	208	(45)	(15)	(142)	34	636
Net investment income (loss)	507	60	6	157	99	102	(10)	(55)	866
Other (income) expense(1)	8	1	—	—	—	(19)	(722)	(31)	(763)
Amortization expense of purchased intangibles	—	2	7	11	—	2	49	—	71
Segment income	$889	$128	$134	$354	$54	$104	$521	$10	$2,194
Net realized gains (losses)							(11)	(10)	(21)
Interest expense							122	—	122
Income tax expense							218	—	218
Net income							$170	$—	$1,833
(1)Principally includes our share of operating income and market-to-market gains on private equities where we hold more than three percent. Refer to Note 11 for additional information.

For the Three Months Ended September 30, 2020 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Segment Measure Reclass	Chubb Consolidated

Net premiums written	$3,778	$1,285	$986	$2,238	$181	$610	$—	$—	$9,078
Net premiums earned	3,456	1,231	971	2,337	171	599	—	—	8,765
Losses and loss expenses	2,444	961	845	1,192	154	183	55	1	5,835
Policy benefits	—	—	—	—	—	174	—	24	198
Policy acquisition costs	489	248	56	637	40	175	—	—	1,645
Administrative expenses	243	65	5	260	9	80	71	—	733
Underwriting income (loss)	280	(43)	65	248	(32)	(13)	(126)	(25)	354
Net investment income (loss)	510	64	7	130	85	95	(19)	(32)	840
Other (income) expense	7	1	—	1	—	(23)	(415)	(56)	(485)
Amortization expense of purchased intangibles	—	2	7	10	—	1	52	—	72
Segment income	$783	$18	$65	$367	$53	$104	$218	$(1)	$1,607
Net realized gains (losses)							(142)	1	(141)
Interest expense							130	—	130
Income tax expense							142	—	142
Net income (loss)							$(196)	$—	$1,194

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

For the Nine Months Ended September 30, 2021 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Segment Measure Reclass	Chubb Consolidated
Net premiums written	$12,318	$3,761	$2,110	$7,983	$702	$1,844	$—	$—	$28,718
Net premiums earned	11,431	3,652	1,858	7,721	583	1,789	—	—	27,034
Losses and loss expenses	7,740	2,341	1,554	3,936	422	562	141	(8)	16,688
Policy benefits	—	—	—	—	—	508	—	(5)	503
Policy acquisition costs	1,540	746	100	2,070	147	538	—	—	5,141
Administrative expenses	772	200	10	811	27	247	258	—	2,325
Underwriting income (loss)	1,379	365	194	904	(13)	(66)	(399)	13	2,377
Net investment income (loss)	1,582	189	21	447	250	301	(42)	(135)	2,613
Other (income) expense	24	(3)	—	3	—	(79)	(1,845)	(130)	(2,030)
Amortization expense of purchased intangibles	—	8	20	36	—	4	148	—	216
Segment income	$2,937	$549	$195	$1,312	$237	$310	$1,256	$8	$6,804
Net realized gains (losses)							841	(8)	833
Interest expense							366	—	366
Income tax expense							873	—	873
Net income							$858	$—	$6,398

For the Nine Months Ended September 30, 2020 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Segment Measure Reclass	Chubb Consolidated

Net premiums written	$10,750	$3,719	$1,604	$6,857	$606	$1,874	$—	$—	$25,410
Net premiums earned	10,427	3,623	1,441	6,838	520	1,838	—	—	24,687
Losses and loss expenses	8,123	2,406	1,223	3,935	314	556	342	(2)	16,897
Policy benefits	—	—	—	—	—	542	—	8	550
Policy acquisition costs	1,452	724	96	1,903	127	551	—	—	4,853
Administrative expenses	751	199	12	759	28	238	214	—	2,201
Underwriting income (loss)	101	294	110	241	51	(49)	(556)	(6)	186
Net investment income (loss)	1,544	195	23	396	214	285	(65)	(64)	2,528
Other (income) expense	19	4	1	10	1	(52)	(283)	(72)	(372)
Amortization expense of purchased intangibles	—	8	20	33	—	3	153	—	217
Segment income (loss)	$1,626	$477	$112	$594	$264	$285	$(491)	$2	$2,869
Net realized gains (losses)							(1,067)	(2)	(1,069)
Interest expense							390	—	390
Income tax expense							295	—	295
Net income (loss)							$(2,243)	$—	$1,115

Underwriting assets are reviewed in total by management for purposes of decision-making. Other than Unpaid losses and loss expenses, Future policy benefits, Reinsurance recoverables, Goodwill and Other intangible assets, Chubb does not allocate assets to its segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

13. Earnings per share

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars, except share and per share data)	2021	2020	2021	2020
Numerator:
Net income	$1,833	$1,194	$6,398	$1,115
Denominator:
Denominator for basic earnings per share:
Weighted-average shares outstanding	435,318,088	451,794,046	443,595,026	451,683,093
Denominator for diluted earnings per share:
Share-based compensation plans	3,123,550	1,471,434	3,032,989	1,894,699
Weighted-average shares outstanding and assumed conversions	438,441,638	453,265,480	446,628,015	453,577,792
Basic earnings per share	$4.21	$2.64	$14.42	$2.47
Diluted earnings per share	$4.18	$2.63	$14.33	$2.46
Potential anti-dilutive share conversions	1,758,853	7,053,316	1,439,882	6,767,727

Excluded from weighted-average shares outstanding and assumed conversions is the impact of securities that would have been anti-dilutive during the respective periods.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of our results of operations, financial condition, and liquidity and capital resources as of and for the three and nine months ended September 30, 2021.

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
•infection rates and severity of COVID-19 and related risks, and their effects on our business operations and claims activity, and any adverse impact to our insureds, brokers, agents, and employees; actual claims may exceed our best estimate of ultimate insurance losses incurred which could change including as a result of, among other things, the impact of legislative or regulatory actions taken in response to COVID-19;
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

Overview
Chubb Limited is the Swiss-incorporated holding company of the Chubb Group of Companies. Chubb Limited, which is headquartered in Zurich, Switzerland, and its direct and indirect subsidiaries (collectively, the Chubb Group of Companies, Chubb, we, us, or our) are a global insurance and reinsurance organization, serving the needs of a diverse group of clients worldwide. At September 30, 2021, we had total assets of $199 billion and shareholders’ equity of $59 billion. Chubb was incorporated in 1985 at which time it opened its first business office in Bermuda and continues to maintain operations in Bermuda. We operate through six business segments: North America Commercial P&C Insurance, North America Personal P&C Insurance, North America Agricultural Insurance, Overseas General Insurance, Global Reinsurance, and Life Insurance. For more information on our segments refer to “Segment Information” under Item 1 in our 2020 Form 10-K.

Consolidated Operating Results – Three and Nine Months Ended September 30, 2021 and 2020

	Three Months Ended			Nine Months Ended
	September 30		% Change	September 30		% Change
(in millions of U.S. dollars, except for percentages)	2021	2020	Q-21 vs. Q-20	2021	2020	YTD-21 vs. YTD-20
Net premiums written	$10,510	$9,078	15.8%	$28,718	$25,410	13.0%
Net premiums written - constant dollars (1)			14.2%			11.1%
Net premiums earned	10,000	8,765	14.1%	27,034	24,687	9.5%
Net investment income	866	840	3.1%	2,613	2,528	3.4%
Net realized gains (losses)	(21)	(141)	(85.2)%	833	(1,069)	NM
Total revenues	10,845	9,464	14.6%	30,480	26,146	16.6%
Losses and loss expenses	6,629	5,835	13.6%	16,688	16,897	(1.2)%
Policy benefits	151	198	(23.4)%	503	550	(8.6)%
Policy acquisition costs	1,778	1,645	8.1%	5,141	4,853	5.9%
Administrative expenses	806	733	9.9%	2,325	2,201	5.7%
Interest expense	122	130	(6.3)%	366	390	(6.3)%
Other (income) expense	(763)	(485)	57.3%	(2,030)	(372)	NM
Amortization of purchased intangibles	71	72	(1.4)%	216	217	(0.6)%
Total expenses	8,794	8,128	8.2%	23,209	24,736	(6.2)%
Income before income tax	2,051	1,336	53.6%	7,271	1,410	NM
Income tax expense	218	142	53.4%	873	295	195.7%
Net income	$1,833	$1,194	53.5%	$6,398	$1,115	NM
NM – not meaningful
(1)     On a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency exchange rates as the comparable current period.

Financial Highlights for the Three Months Ended September 30, 2021

•Net income was $1.8 billion compared with $1.2 billion in the prior year period. Net income in the current quarter was driven by strong underwriting results, including growth in net premiums earned and improvements in our loss and loss expense ratios. Both commercial P&C and consumer lines grew globally, driven by positive rate increases, higher new business, increased exposure and strong renewal retention. Returns from our private equity investments contributed to the higher net income.

•Total pre-tax and after-tax catastrophe losses were $1.1 billion (12.2 percentage points of the combined ratio) and $943 million, respectively, compared with $925 million (11.3 percentage points of the combined ratio) and $797 million, respectively, in the prior year period.

•Total pre-tax and after-tax favorable prior period development were $321 million (3.6 percentage points of the combined ratio) and $227 million, respectively, compared with favorable prior period development of $146 million (1.8 percentage points of the combined ratio) and $126 million, respectively, in the prior year period.

•The P&C combined ratio was 93.4 percent compared with 95.2 percent in the prior year period. P&C current accident year combined ratio excluding catastrophe losses was 84.8 percent compared with 85.7 percent in the prior year period. The current year ratios decreased due to underlying loss ratio improvement and the favorable impact of higher net premiums earned on the expense ratio. The prior year loss ratio was favorably impacted by COVID-related reduced claim frequency primarily in the automobile portfolios in North America and Latin America of 1.0 percentage point.

•Consolidated net premiums written were $10.5 billion, up 15.8 percent, or 14.2 percent in constant dollars, comprising positive growth in both commercial P&C lines and consumer lines of 22.0 percent and 3.1 percent, respectively.

•Consolidated net premiums earned were $10.0 billion, up 14.1 percent, or 12.6 percent in constant dollars, comprising positive growth in both commercial P&C lines and consumer lines of 21.1 percent and 0.8 percent, respectively.

•Net investment income was $866 million compared with $840 million in the prior year period primarily due to higher income received from our private equity partnerships and increased dividends on public equities.

•Shareholders' equity decreased by $744 million in the quarter, primarily reflecting total capital returned to shareholders in the quarter of $1.9 billion, including share repurchases of $1.5 billion, at an average purchase price of $180.23 per share, and dividends of $346 million, and net unrealized losses on investments of $456 million. Partially offsetting the decrease was net income of $1.8 billion.

Net Premiums Written	Three Months Ended September 30			% Change	Nine Months Ended September 30			% Change
(in millions of U.S. dollars, except for percentages)	2021	2020	Q-21 vs. Q-20	C$ Q-21 vs. Q-20	2021	2020	YTD-21 vs. YTD-20	C$ YTD-21 vs. YTD-20
Commercial casualty	$1,957	$1,722	13.6%	12.7%	$5,215	$4,541	14.9%	13.9%
Workers' compensation	488	432	12.8%	12.8%	1,597	1,485	7.5%	7.5%
Professional liability	1,328	1,103	20.4%	18.2%	3,681	3,012	22.2%	19.6%
Surety	139	127	8.8%	6.6%	435	394	10.4%	9.4%
Commercial multiple peril (1)	310	270	14.8%	14.8%	889	778	14.2%	14.2%
Property and other short-tail lines	1,572	1,270	23.8%	21.5%	4,906	3,948	24.3%	20.5%
Total Commercial P&C lines	5,794	4,924	17.6%	16.2%	16,723	14,158	18.1%	16.2%

Agriculture	1,415	986	43.6%	43.6%	2,110	1,604	31.6%	31.6%

Personal automobile	383	380	0.9%	(3.4)%	1,134	1,174	(3.4)%	(5.3)%
Personal homeowners	978	955	2.5%	2.3%	2,778	2,708	2.6%	2.1%
Personal other	454	417	9.0%	5.4%	1,386	1,237	12.1%	7.5%
Total Personal lines	1,815	1,752	3.7%	1.8%	5,298	5,119	3.5%	1.7%
Total Property and Casualty lines	9,024	7,662	17.8%	16.4%	24,131	20,881	15.6%	13.8%

Global A&H lines (2)	922	913	0.9%	(1.4)%	2,855	2,931	(2.6)%	(5.6)%
Reinsurance lines	221	181	22.3%	20.6%	702	606	15.9%	14.4%
Life	343	322	6.4%	4.9%	1,030	992	3.8%	1.4%
Total consolidated	$10,510	$9,078	15.8%	14.2%	$28,718	$25,410	13.0%	11.1%
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

The increase in consolidated net premiums written for the three and nine months ended September 30, 2021 reflects growth across most lines of business, comprising commercial lines growth of 22.0 percent and consumer lines growth of 3.1 percent, driven by higher new business, positive rate increases, increased exposure, and strong renewal retention.
•Commercial casualty grew globally, driven by higher new business and positive rate increases, primarily across North America, Europe, and Asia. Additionally, there was increased exposure primarily on in-force policies following the adverse impact of prior year exposure adjustments resulting from the COVID-19 pandemic.
•Workers' compensation growth was due to increased exposure primarily on in-force policies following the adverse impact of prior year exposure adjustments resulting from the COVID-19 pandemic.
•Professional liability grew globally, reflecting higher new business, improved retention and positive rate increases in North America, Asia, and Europe.
•Commercial multiple peril increased due to higher new and renewal business, including exposure increases, in North America.
•Property and other short-tail lines grew due to higher new business, improved retention and positive rate increases in Asia, North America, and Europe.
•Personal lines increased globally primarily reflecting new business and positive rate increases in homeowners' lines in North America and Latin America, and growth in specialty lines in Europe and Asia. Growth was partially offset by declines in automobile lines in North America primarily due to the unfavorable impact of automobile return premiums. Latin America also had declines in automobile lines for the nine months ended September 30, 2021 as a result of continued reduced exposures from the impact of the COVID-19 pandemic, but began to experience modest growth for the three months ended September 30, 2021.
•Global A&H lines began to experience modest growth for the three months ended September 30, 2021, but was unfavorably impacted from less travel volume and reduced consumer activity in Asia and Latin America for the nine months ended September 30, 2021. Our North American Combined Insurance supplemental A&H business decreased due to the adverse impact of the COVID-19 pandemic on face-to-face and worksite sales.
•Growth in our international life operations, principally from new business in Asia and Latin America, was partially offset by declines in our life reinsurance business that has not written new business since 2007.
For additional information on net premiums written, refer to the segment results discussions.

Net Premiums Earned
Net premiums earned for short-duration contracts, typically P&C contracts, generally reflect the portion of net premiums written that was recorded as revenues for the period as the exposure periods expire. Net premiums earned for long-duration contracts, typically traditional life contracts, generally are recognized as earned when due from policyholders. For the three months ended September 30, 2021, net premiums earned increased $1,235 million, or 14.1 percent, comprising 21.1 percent positive growth in commercial P&C lines and 0.8 percent positive growth in consumer lines. For the nine months ended September 30, 2021, net premiums earned increased $2,347 million or 9.5 percent, comprising 15.0 percent positive growth in commercial P&C lines and 0.1 percent positive growth in consumer lines.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2021	2020	2021	2020
Catastrophe losses	$1,146	$925	$2,126	$2,969
Favorable prior period development	$321	$146	$781	$189

Catastrophe losses through September 30, 2021 and 2020 were primarily from the following events:
•2021: Hurricane Ida losses of $806 million, winter storm losses in the U.S., flooding in Europe, and other severe weather-related events in the U.S. and internationally.
•2020: COVID-19 pandemic claims of $1,378 million, severe weather-related events in the U.S. and internationally, and civil unrest-related losses in the U.S.

Prior period development (PPD) arises from changes to loss estimates recognized in the current year that relate to loss events that occurred in previous calendar years and excludes the effect of losses from the development of earned premium from previous accident years.

Pre-tax net favorable PPD for the three months ended September 30, 2021 was $321 million, including adverse development of $33 million related to legacy environmental exposures. Excluding the adverse development, we had favorable development of $354 million with 30 percent in long-tail lines, principally from accident years 2017 and prior, and 70 percent in short-tail lines, primarily in homeowners and property lines.

Pre-tax net favorable PPD for the nine months ended September 30, 2021 was $781 million, including adverse development of $33 million related to legacy environmental exposures and $68 million for molestation claims. Excluding the adverse development, we had favorable development of $882 million with 27 percent in long-tail lines, principally from accident years 2017 and prior, and 73 percent in short-tail lines, primarily in homeowners, accident and health, property, and surety lines.

Pre-tax net adverse PPD for the three months ended September 30, 2020 was $146 million, including adverse development of $35 million related to legacy environmental exposures. The remaining favorable development of $181 million comprises $312 million of favorable development from long-tail lines, principally from accident years 2016 and prior, and adverse development of $131 million in short-tail lines.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2021	2020	2021	2020
Loss and loss expense ratio
CAY loss ratio excluding catastrophe losses	60.1%	59.7%	58.7%	59.4%
Catastrophe losses	12.2%	11.3%	8.4%	12.9%
Prior period development	(3.7)%	(1.8)%	(3.2)%	(0.8)%
Loss and loss expense ratio	68.6%	69.2%	63.9%	71.5%
Policy acquisition cost ratio	17.1%	18.0%	18.3%	18.8%
Administrative expense ratio	7.7%	8.0%	8.2%	8.6%
P&C Combined ratio	93.4%	95.2%	90.4%	98.9%

The decrease in the loss and loss expense ratio for the three and nine months ended September 30, 2021 was primarily due to higher favorable prior period development.

The CAY loss ratio excluding catastrophe losses increased 0.4 percentage points for the three months ended September 30, 2021. The prior year loss ratio was favorably impacted by a COVID-related reduced claim frequency benefit of 1.0 percentage point primarily in the automobile portfolios in North America and Latin America. Excluding this prior year benefit, the CAY loss ratio excluding catastrophe losses decreased 0.6 percentage points reflecting underlying loss ratio improvement.

The CAY loss ratio excluding catastrophe losses decreased 0.7 percentage points for the nine months ended September 30, 2021 reflecting underlying loss ratio improvement. The prior year loss ratio was favorably impacted by a COVID-related reduced claim frequency benefit of 0.3 percentage point. Excluding this prior year benefit, the CAY loss ratio excluding catastrophe losses decreased 1.0 percentage point reflecting underlying loss ratio improvement.

The policy acquisition cost ratio decreased 0.9 percentage points and 0.5 percentage points for the three and nine months ended September 30, 2021, respectively, primarily due to a change in the mix of business, including less premiums earned from consumer A&H lines that have a higher acquisition cost ratio and higher premiums earned from commercial P&C lines that have a lower acquisition cost ratio.

The administrative expense ratio decreased 0.3 percentage points and 0.4 percentage points for the three and nine months ended September 30, 2021, respectively, primarily due to the favorable impact of higher net premiums earned.

Policy benefits
Policy benefits represent losses on contracts classified as long-duration and generally include accident and supplemental health products, term and whole life products, endowment products, and annuities. Refer to the Life Insurance segment operating results section for further discussion.

For the three months ended September 30, 2021 and 2020, Policy benefits were $151 million and $198 million, respectively, which included separate account liabilities (gains) losses of $(24) million and $24 million, respectively. The offsetting movements of these liabilities are recorded in Other (income) expense on the Consolidated statements of operations. Excluding the separate account gains and losses, Policy benefits were $175 million and $174 million for the three months ended September 30, 2021 and 2020, respectively, reflecting growth in our International Life operations, offset by a decline in our Combined Insurance North America supplemental accident and health business and our life reinsurance business.

For the nine months ended September 30, 2021 and 2020, Policy benefits were $503 million and $550 million, which included separate account liabilities (gains) losses of $(5) million and $8 million, respectively. Excluding the separate account gains and losses, Policy benefits were $508 million and $542 million for the nine months ended September 30, 2021 and 2020, respectively, reflecting growth in our International Life operations, offset by a decline in our Combined Insurance North America supplemental accident and health business and our life reinsurance business.

Refer to the respective sections that follow for a discussion of Net investment income, Other (income) expense, Net realized gains (losses), Amortization of purchased intangibles, and Income tax expense.

Segment Operating Results – Three and Nine Months Ended September 30, 2021 and 2020
We operate through six business segments: North America Commercial P&C Insurance, North America Personal P&C Insurance, North America Agricultural Insurance, Overseas General Insurance, Global Reinsurance, and Life Insurance. For more information on our segments refer to “Segment Information” under Item 1 in our 2020 Form 10-K.

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

	Three Months Ended				Nine Months Ended
	September 30		% Change		September 30		% Change
(in millions of U.S. dollars, except for percentages)	2021	2020	Q-21 vs. Q-20		2021	2020	YTD-21 vs. YTD-20
Net premiums written	$4,369	$3,778	15.6%		$12,318	$10,750	14.6%
Net premiums earned	3,954	3,456	14.4%		11,431	10,427	9.6%
Losses and loss expenses	2,754	2,444	12.7%		7,740	8,123	(4.7)%
Policy acquisition costs	537	489	9.7%		1,540	1,452	6.0%
Administrative expenses	273	243	11.8%		772	751	2.7%
Underwriting income	390	280	39.9%		1,379	101	NM
Net investment income	507	510	(0.7)%		1,582	1,544	2.5%
Other (income) expense	8	7	17.6%		24	19	31.9%
Segment income	$889	$783	13.6%		$2,937	$1,626	80.6%
Loss and loss expense ratio:
CAY loss ratio excluding catastrophe losses	62.3%	63.8%	(1.5)	pts	63.1%	64.7%	(1.6)	pts
Catastrophe losses	11.9%	12.9%	(1.0)	pts	8.7%	17.6%	(8.9)	pts
Prior period development	(4.5)%	(6.0)%	1.5	pts	(4.1)%	(4.4)%	0.3	pts
Loss and loss expense ratio	69.7%	70.7%	(1.0)	pts	67.7%	77.9%	(10.2)	pts
Policy acquisition cost ratio	13.5%	14.2%	(0.7)	pts	13.5%	13.9%	(0.4)	pts
Administrative expense ratio	6.9%	7.0%	(0.1)	pts	6.7%	7.2%	(0.5)	pts
Combined ratio	90.1%	91.9%	(1.8)	pts	87.9%	99.0%	(11.1)	pts
NM - not meaningful

Catastrophe Losses and Prior Period Development	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2021	2020	2021	2020
Catastrophe losses	$472	$447	$999	$1,838
Favorable prior period development	$157	$200	$440	$451

Catastrophe losses through September 30, 2021 and 2020 were primarily from the following events:
•2021: Hurricane Ida losses of $391 million, winter storm losses and other severe weather-related events in the U.S.
•2020: COVID-19 pandemic claims of $973 million, civil unrest in the U.S., and natural catastrophes including Nashville, Tennessee tornado, Hurricane Laura, Hurricane Sally, Tropical Storm Isaias, Midwest derecho, U.S. wildfires, and other severe weather-related events in the U.S.

Refer to the prior period development discussion in Note 6 to the Consolidated Financial Statements for additional information.

Premiums
Net premiums written increased $591 million, or 15.6 percent, and $1,568 million, or 14.6 percent, for the three and nine months ended September 30, 2021, respectively, comprising:
•Commercial P&C lines: Positive growth of 16.6 percent and 15.9 percent, respectively, reflecting strong new business written, positive rate increases, and strong premium retention across a number of retail and wholesale lines, including financial lines, primary and excess casualty, and property.
•Consumer lines: Negative growth of 3.9 percent and 10.9 percent, respectively, principally from exposure declines in A&H.

Net premiums earned increased $498 million, or 14.4 percent, and $1,004 million, or 9.6 percent for the three and nine months ended September 30, 2021, respectively, reflecting the growth in net premiums written described above.

Combined Ratio
The loss and loss expense ratio and the CAY loss ratio excluding catastrophe losses decreased for the three and nine months ended September 30, 2021, due to underlying loss ratio improvement. The loss and loss expense ratio for the nine months ended September 30, 2021 was also impacted by lower catastrophe losses compared to the prior year which included significant losses related to the COVID-19 pandemic and the favorable impact of lower year-over-year large structured transactions written.

The policy acquisition cost ratio decreased 0.7 percentage point and 0.4 percentage point for the three and nine months ended September 30, 2021, respectively, reflecting lower commissions and a change in mix of business towards lines that have a lower acquisition cost ratio. The decrease in the policy acquisition ratio for the nine months ended, September 30, 2021 was partially offset by the impact of lower year-over-year structured transactions noted above.

The administrative expense ratio decreased 0.1 percentage point and 0.5 percentage point for the three and nine months ended September 30, 2021, respectively, primarily due to the favorable impact of higher net premiums earned, partially offset by increased spending to support growth.

North America Personal P&C Insurance

The North America Personal P&C Insurance segment comprises operations that provide high net worth personal lines products, including homeowners and complementary products such as valuable articles, excess liability, automobile, and recreational marine insurance and services in the U.S. and Canada.

	Three Months Ended				Nine Months Ended
	September 30		% Change		September 30		% Change
(in millions of U.S. dollars, except for percentages)	2021	2020	Q-21 vs. Q-20		2021	2020	YTD-21 vs. YTD-20
Net premiums written	$1,300	$1,285	1.2%		$3,761	$3,719	1.1%
Net premiums earned	1,244	1,231	1.0%		3,652	3,623	0.8%
Losses and loss expenses	846	961	(12.0)%		2,341	2,406	(2.7)%
Policy acquisition costs	254	248	2.3%		746	724	3.1%
Administrative expenses	73	65	11.7%		200	199	0.2%
Underwriting income	71	(43)	NM		365	294	24.2%
Net investment income	60	64	(7.9)%		189	195	(3.4)%
Other (income) expense	1	1	—		(3)	4	NM
Amortization of purchased intangibles	2	2	—		8	8	—
Segment income	$128	$18	NM		$549	$477	15.1%
Loss and loss expense ratio:
CAY loss ratio excluding catastrophe losses	50.7%	49.2%	1.5	pts	52.5%	53.0%	(0.5)	pts
Catastrophe losses	31.9%	24.7%	7.2	pts	18.9%	12.0%	6.9	pts
Prior period development	(14.6)%	4.2%	(18.8)	pts	(7.3)%	1.4%	(8.7)	pts
Loss and loss expense ratio	68.0%	78.1%	(10.1)	pts	64.1%	66.4%	(2.3)	pts
Policy acquisition cost ratio	20.4%	20.1%	0.3	pts	20.4%	20.0%	0.4	pts
Administrative expense ratio	5.9%	5.3%	0.6	pts	5.5%	5.5%	—	pts
Combined ratio	94.3%	103.5%	(9.2)	pts	90.0%	91.9%	(1.9)	pts
NM - not meaningful

Catastrophe Losses and Prior Period Development	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2021	2020	2021	2020
Catastrophe losses	$397	$305	$698	$436
Favorable (unfavorable) prior period development	$182	$(48)	$266	$(48)

Catastrophe losses through September 30, 2021 and 2020 were primarily from the following events:
•2021: Hurricane Ida losses of $281 million, winter storm losses and other severe weather-related events in the U.S.
•2020: U.S. wildfires, Tropical Storm Isaias, Midwest derecho, Hurricane Sally, Hurricane Laura, and other severe weather-related events in the U.S.

Refer to the prior period development discussion in Note 6 to the Consolidated Financial Statements for additional information.

Premiums
Net premiums written increased $15 million, or 1.2 percent, and $42 million, or 1.1 percent for the three and nine months ended September 30, 2021, respectively, primarily driven by new business and strong renewal retention, from both rate and exposure increases in homeowners. Partially offsetting the increase were cancellations in parts of California exposed to wildfires, and the unfavorable impact of automobile return premiums.

Net premiums earned increased $13 million, or 1.0 percent, and $29 million, or 0.8 percent for the three and nine months ended September 30, 2021, respectively, reflecting the growth in net premiums written described above.

Combined Ratio
The loss and loss expense ratio decreased for the three and nine months ended September 30, 2021, reflecting higher favorable prior period development, partially offset by higher catastrophe losses. The CAY loss ratio excluding catastrophe losses increased for the three months ended September 30, 2021 and decreased for the nine months ended September 30, 2021. The prior year loss ratio was favorably impacted by a COVID-related reduced claim frequency benefit of 3.3 percentage points and 1.1 percentage points, respectively, in the automobile portfolio. Excluding this prior year benefit, the CAY loss ratio excluding catastrophe losses decreased reflecting underlying loss ratio improvement in homeowners.

The policy acquisition cost ratio increased 0.3 percentage point and 0.4 percentage point for the three and nine months ended September 30, 2021, respectively, primarily due to lower ceded commissions. The nine months ended September 30, 2021 was also impacted by a favorable commission accrual adjustment in the prior year.

The administrative expense ratio increased 0.6 percentage point for the three months ended September 30, 2021 primarily due to increased spending to support growth and was flat for the nine months ended September 30, 2021.

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

	Three Months Ended				Nine Months Ended
	September 30		% Change		September 30		% Change
(in millions of U.S. dollars, except for percentages)	2021	2020	Q-21 vs. Q-20		2021	2020	YTD-21 vs. YTD-20
Net premiums written	$1,415	$986	43.6%		$2,110	$1,604	31.6%
Net premiums earned	1,338	971	37.9%		1,858	1,441	29.0%
Losses and loss expenses	1,138	845	34.6%		1,554	1,223	27.0%
Policy acquisition costs	61	56	9.1%		100	96	4.5%
Administrative expenses	4	5	4.1%		10	12	(11.9)%
Underwriting income	135	65	107.3%		194	110	76.0%
Net investment income	6	7	(0.8)%		21	23	(6.3)%
Other (income) expense	—	—	—		—	1	NM
Amortization of purchased intangibles	7	7	—		20	20	—
Segment income	$134	$65	107.5%		$195	$112	74.1%
Loss and loss expense ratio:
CAY loss ratio excluding catastrophe losses	84.0%	84.2%	(0.2)	pts	82.3%	83.0%	(0.7)	pts
Catastrophe losses	0.6%	1.0%	(0.4)	pts	1.1%	1.7%	(0.6)	pts
Prior period development	0.4%	1.9%	(1.5)	pts	0.2%	0.2%	—	pts
Loss and loss expense ratio	85.0%	87.1%	(2.1)	pts	83.6%	84.9%	(1.3)	pts
Policy acquisition cost ratio	4.6%	5.8%	(1.2)	pts	5.4%	6.6%	(1.2)	pts
Administrative expense ratio	0.3%	0.4%	(0.1)	pts	0.6%	0.8%	(0.2)	pts
Combined ratio	89.9%	93.3%	(3.4)	pts	89.6%	92.3%	(2.7)	pts
NM - not meaningful

Catastrophe Losses and Prior Period Development	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2021	2020	2021	2020
Catastrophe losses	$8	$10	$20	$24
Unfavorable prior period development	$(7)	$(18)	$(5)	$(4)

Catastrophe losses through September 30, 2021 and 2020 were primarily from winter storm losses and other severe weather-related events in the U.S. in Chubb Agribusiness.

Premiums
Net premiums written increased $429 million, or 43.6 percent, and $506 million, or 31.6 percent for the three and nine months ended September 30, 2021, respectively, due mainly to an increase in MPCI, reflecting higher commodity prices and volatility factors, both of which impact pricing, as well as higher reported acreage from policyholders and policy count growth. In addition, our Chubb Agribusiness unit contributed to the net premiums written increase with strong new business growth.

Net premiums earned increased $367 million, or 37.9 percent, and $417 million, or 29.0 percent for the three and nine months ended September 30, 2021, respectively, reflecting the growth in net premiums written described above.

Combined Ratio
The loss and loss expense ratio and the CAY loss ratio excluding catastrophe losses decreased for the three and nine months ended September 30, 2021, primarily due to higher net premiums earned from MPCI, partially offset by the unfavorable impact of a commodity hedge loss in the current period.

The policy acquisition cost ratio decreased 1.2 percentage points for both the three and nine months ended September 30, 2021, primarily due to the favorable impact of higher net premiums earned. The policy acquisition cost ratio for the nine months ended September 30, 2021 also benefited from a lower year-over-year amount of supplemental commissions in our Chubb Agribusiness unit.

The administrative expense ratio decreased 0.1 percentage point and 0.2 percentage point for the three and nine months ended September 30, 2021, respectively, primarily due to the favorable impact of higher net premiums earned.

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

	Three Months Ended				Nine Months Ended
	September 30		% Change		September 30		% Change
(in millions of U.S. dollars, except for percentages)	2021	2020	Q-21 vs. Q-20		2021	2020	YTD-21 vs. YTD-20
Net premiums written	$2,596	$2,238	15.9%		$7,983	$6,857	16.4%
Net premiums written - constant dollars			11.2%				10.8%
Net premiums earned	2,664	2,337	13.9%		7,721	6,838	12.9%
Losses and loss expenses	1,487	1,192	24.6%		3,936	3,935	—
Policy acquisition costs	703	637	10.2%		2,070	1,903	8.7%
Administrative expenses	266	260	2.3%		811	759	6.9%
Underwriting income	208	248	(15.9)%		904	241	275.5%
Net investment income	157	130	20.9%		447	396	12.7%
Other (income) expense	—	1	(100.0)%		3	10	(73.3)%
Amortization of purchased intangibles	11	10	8.1%		36	33	10.6%
Segment income	$354	$367	(3.5)%		$1,312	$594	120.8%
Loss and loss expense ratio:
CAY loss ratio excluding catastrophe losses	49.8%	49.5%	0.3	pts	50.1%	50.6%	(0.5)	pts
Catastrophe losses	7.0%	4.1%	2.9	pts	3.6%	8.5%	(4.9)	pts
Prior period development	(1.0)%	(2.6)%	1.6	pts	(2.7)%	(1.5)%	(1.2)	pts
Loss and loss expense ratio	55.8%	51.0%	4.8	pts	51.0%	57.6%	(6.6)	pts
Policy acquisition cost ratio	26.4%	27.3%	(0.9)	pts	26.8%	27.8%	(1.0)	pts
Administrative expense ratio	10.0%	11.1%	(1.1)	pts	10.5%	11.1%	(0.6)	pts
Combined ratio	92.2%	89.4%	2.8	pts	88.3%	96.5%	(8.2)	pts

Catastrophe Losses and Prior Period Development

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2021	2020	2021	2020
Catastrophe losses	$188	$95	$278	$584
Favorable prior period development	$28	$60	$209	$100

Catastrophe losses through September 30, 2021 and 2020 were primarily from the following events:
•2021: Flooding in Europe, Hurricane Ida, winter storm losses and international weather-related events
•2020: COVID-19 pandemic claims of $373 million, storms in Australia, Australia wildfires, Hurricane Laura, Hurricane Sally, Tropical Storm Isaias, and other international weather-related events

Refer to the prior period development discussion in Note 6 to the Consolidated Financial Statements for additional information.

Net Premiums Written by Region	Three months ended September 30
(in millions of U.S. dollars, except for percentages)	2021	2021 % of Total	2020	2020 % of Total	C$ 2020	Q-21 vs. Q-20	C$ Q-21 vs. Q-20
Region
Europe, Middle East and Africa	$1,173	45%	$955	43%	$1,002	22.7%	17.1%
Latin America	501	20%	442	20%	464	13.1%	7.8%
Asia	862	33%	794	35%	819	8.5%	5.1%
Other (1)	60	2%	47	2%	48	29.7%	25.9%
Net premiums written	$2,596	100%	$2,238	100%	$2,333	15.9%	11.2%

	Nine months ended September 30
(in millions of U.S. dollars, except for percentages)	2021	2021 % of Total	2020	2020 % of Total	C$ 2020	Y-21 vs. Y-20	C$ Y-21 vs. Y-20
Region
Europe, Middle East and Africa	$3,912	49%	$3,111	45%	$3,309	25.7%	18.2%
Latin America	1,489	18%	1,414	21%	1,439	5.3%	3.5%
Asia	2,448	31%	2,203	32%	2,320	11.1%	5.5%
Other (1)	134	2%	129	2%	135	4.2%	(0.8)%
Net premiums written	$7,983	100%	$6,857	100%	$7,203	16.4%	10.8%
(1)    Includes the international supplemental A&H business of Combined Insurance and other international operations.

Premiums
Overall, net premiums written increased for the three and nine months ended September 30, 2021, reflecting growth in commercial P&C lines of 20.6. percent and 23.8 percent, or 16.0 percent and 17.8 percent on a constant-dollar basis, respectively, and growth in consumer lines of 9.2 percent and 6.4 percent, or 4.5 percent and 1.3 percent on a constant-dollar basis, respectively.

Growth in Europe, Middle East and Africa of 17.1 percent and 18.2 percent on a constant-dollar basis for the three and nine months ended September 30, 2021, respectively, was primarily driven by higher new business, higher retention and positive rate increases in commercial P&C lines, including commercial casualty, professional liability and property.

Latin America increased 7.8 percent on a constant-dollar basis for the three months ended September 30, 2021 driven by higher new business in homeowners and A&H. The prior year included the adverse impact of restrictions resulting from the COVID-19 pandemic in automobile and A&H. Latin America increased 3.5 percent on a constant-dollar basis for the nine months ended September 30, 2021 due to growth in commercial P&C lines.

Asia growth of 5.1 percent and 5.5 percent on a constant-dollar basis for the three and nine months ended September 30, 2021, respectively, was primarily driven by higher new business, higher retention and positive rate increases in commercial P&C lines, including professional liability and property.

Net premiums earned increased $327 million and $883 million, or $237 million and $542 million on a constant-dollar basis, for the three and nine months ended September 30, 2021, respectively, reflecting the increase in commercial P&C net premiums written described above.

Combined Ratio
The loss and loss expense ratio increased for the three months ended September 30, 2021, primarily due to higher catastrophe losses and lower favorable prior period development. The loss and loss expense ratio decreased for the nine months ended September 30, 2021, primarily from lower catastrophe losses and higher favorable prior period development. The CAY loss ratio excluding catastrophe losses increased for the three months ended September 30, 2021 and decreased for the nine months ended September 30, 2021. The prior year loss ratio was favorably impacted by a COVID-related reduced claim frequency benefit of 1.7 percentage points and 0.6 percentage point for the three and nine months ended September 30, 2020, respectively, primarily in the automobile portfolio in Latin America. Excluding this prior year benefit, the CAY loss ratio excluding catastrophe losses decreased for the three and nine months ended September 30, 2021, reflecting underlying loss ratio improvement, partially offset by lower premiums earned from A&H lines which have a lower loss ratio.

The policy acquisition cost ratio decreased 0.9 percentage point and 1.0 percentage point for the three and nine months ended September 30, 2021, respectively, primarily due to a change in the mix of business, including less premiums earned from A&H lines that have a higher acquisition cost ratio and higher premiums earned from commercial P&C lines that have a lower acquisition cost ratio.

The administrative expense ratio decreased 1.1 percentage points and 0.6 percentage point for the three and nine months ended September 30, 2021, respectively, primarily due to the favorable impact of higher net premiums earned.

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

	Three Months Ended				Nine Months Ended
	September 30		% Change		September 30		% Change
(in millions of U.S. dollars, except for percentages)	2021	2020	Q-21 vs. Q-20		2021	2020	YTD-21 vs. YTD-20
Net premiums written	$221	$181	22.3%		$702	$606	15.9%
Net premiums written - constant dollars			20.6%				14.4%
Net premiums earned	211	171	23.8%		583	520	12.2%
Losses and loss expenses	192	154	26.0%		422	314	34.7%
Policy acquisition costs	55	40	36.8%		147	127	15.6%
Administrative expenses	9	9	—		27	28	(2.7)%
Underwriting income (loss)	(45)	(32)	45.0%		(13)	51	NM
Net investment income	99	85	17.6%		250	214	17.1%
Other (income) expense	—	—	—		—	1	NM
Segment income	$54	$53	3.0%		$237	$264	(10.0)%
Loss and loss expense ratio:
CAY loss ratio excluding catastrophe losses	52.0%	49.7%	2.3	pts	50.5%	49.0%	1.5	pts
Catastrophe losses	41.7%	42.0%	(0.3)	pts	24.2%	16.3%	7.9	pts
Prior period development	(2.5)%	(2.1)%	(0.4)	pts	(2.3)%	(5.0)%	2.7	pts
Loss and loss expense ratio	91.2%	89.6%	1.6	pts	72.4%	60.3%	12.1	pts
Policy acquisition cost ratio	26.0%	23.5%	2.5	pts	25.2%	24.5%	0.7	pts
Administrative expense ratio	4.2%	5.2%	(1.0)	pts	4.6%	5.3%	(0.7)	pts
Combined ratio	121.4%	118.3%	3.1	pts	102.2%	90.1%	12.1	pts
NM - not meaningful

Catastrophe Losses and Prior Period Development

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S dollars)	2021	2020	2021	2020
Catastrophe losses	$81	$68	$131	$81
Favorable prior period development	$4	$6	$11	$29

Catastrophe losses through September 30, 2021 and 2020 were primarily from the following events:
•2021: Severe weather-related events in the U.S. and Canada, including Hurricane Ida and winter storms
•2020: COVID-19 pandemic claims of $10 million, Hurricane Laura, Hurricane Sally, Tropical Storm Isaias, and other severe weather-related events in Canada and the U.S.

Refer to the prior period development discussion in Note 6 to the Consolidated Financial Statements for additional information.

Premiums
Net premiums written increased $40 million and $96 million for the three and nine months ended September 30, 2021, respectively, primarily from new business written and positive rate increases.

Net premiums earned increased $40 million and $63 million for the three and nine months ended September 30, 2021, respectively, primarily reflecting the increase in net premiums written described above.

Combined Ratio
The loss and loss expense ratio increased 1.6 percentage points for the three months ended September 30, 2021, primarily due to a shift in the mix of business towards lines which have a higher loss ratio, and increased 12.1 percentage points for the nine months ended September 30, 2021, primarily due to higher catastrophe losses and lower favorable prior period development. The CAY loss ratio excluding catastrophe losses increased 2.3 percentage points and 1.5 percentage points, for the three and nine months ended September 30, 2021, respectively, also primarily due to a shift in the mix of business towards lines which have a higher loss ratio.

The policy acquisition cost ratio increased 2.5 percentage points and 0.7 percentage points for the three and nine months ended September 30, 2021, respectively, primarily due to favorable expense adjustments in the prior year. Additionally, the increase for the three months ended September 30, 2020 was also due to a shift in mix of business towards lines that have higher acquisition costs.

The administrative expense ratio decreased 1.0 percentage point and 0.7 percentage points for the three and nine months ended September 30, 2021, respectively, primarily from the favorable impact of higher net premiums earned.

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

	Three Months Ended			Nine Months Ended
	September 30		% Change	September 30		% Change
(in millions of U.S. dollars, except for percentages)	2021	2020	Q-21 vs. Q-20	2021	2020	YTD-21 vs. YTD-20
Net premiums written	$609	$610	—	$1,844	$1,874	(1.5)%
Net premiums written - constant dollars			(1.4)%			(3.4)%
Net premiums earned	589	599	(1.6)%	1,789	1,838	(2.6)%
Losses and loss expenses	179	183	(1.8)%	562	556	1.5%
Policy benefits	175	174	0.4%	508	542	(6.3)%
Policy acquisition costs	168	175	(3.2)%	538	551	(2.2)%
Administrative expenses	82	80	1.8%	247	238	3.9%
Net investment income	102	95	7.2%	301	285	5.7%
Life Insurance underwriting income	87	82	6.6%	235	236	(0.2)%
Other (income) expense	(19)	(23)	(19.1)%	(79)	(52)	50.6%
Amortization of purchased intangibles	2	1	13.3%	4	3	10.3%
Segment income	$104	$104	—	$310	$285	9.0%

Premiums
Net premiums written was relatively flat and decreased slightly for the three and nine months ended September 30, 2021, respectively, including growth of 14.8 percent and 12.0 percent, respectively, in our International Life operations, principally in Asia, from new business in Taiwan, Vietnam and Thailand, and in Latin America. This growth was offset by a decline in our North America Combined Insurance business of 7.3 percent and 7.5 percent for the three and nine months ended September 30, 2021, respectively, due to the adverse impact of the COVID-19 pandemic on face-to-face and worksite sales, and a decline in our life reinsurance business which continues to decline as no new business is currently being written.

Deposits
The following table presents deposits collected on universal life and investment contracts:

	Three Months Ended					Nine Months Ended
	September 30			% Change		September 30			% Change
(in millions of U.S. dollars, except for percentages)	2021	2020	C$ 2020	Q-21 vs. Q-20	C$ Q-21 vs. Q-20	2021	2020	C$ 2020	Y-21 vs. Y-20	C$ Y-21 vs. Y-20
Deposits collected on Universal life and investment contracts	$658	$363	$380	81.3%	73.0%	$1,814	$1,115	$1,173	62.7%	54.5%

Deposits collected on universal life and investment contracts (life deposits) are not reflected as revenues in our Consolidated statements of operations in accordance with GAAP. New life deposits are an important component of production, and although they do not significantly affect current period income from operations, they are key to our efforts to grow our business. Life deposits collected increased $295 million and $699 million for the three and nine months ended September 30, 2021, respectively, primarily due to successful sales in broker and bank channels in Taiwan.

Life Insurance underwriting income and Segment income
Life Insurance underwriting income increased $5 million for the three months ended September 30, 2021, primarily due to higher net investment income. Life Insurance underwriting income was relatively flat for the nine months ended September 30, 2021. Segment income was relatively flat for the three months ended September 30, 2021. Segment income increased $25 million for the nine months ended September 30, 2021, primarily due to our share of net income from our investment in Huatai, our partially-owned insurance entity in China.

Corporate

Corporate results primarily include the results of our non-insurance companies, income and expenses not attributable to reportable segments and loss and loss expenses of asbestos and environmental (A&E) liabilities and certain other non-A&E run-off exposures.

	Three Months Ended			Nine Months Ended
	September 30		% Change	September 30		% Change
(in millions of U.S. dollars, except for percentages)	2021	2020	Q-21 vs. Q-20	2021	2020	YTD-21 vs. YTD-20
Losses and loss expenses	$43	$55	(21.3)%	$141	$342	(58.7)%
Administrative expenses	99	71	40.3%	258	214	20.6%
Underwriting loss	142	126	13.6%	399	556	(28.1)%
Net investment income (loss)	(10)	(19)	(47.6)%	(42)	(65)	(35.0)%
Interest expense	122	130	(6.3)%	366	390	(6.3)%
Net realized gains (losses)	(11)	(142)	(92.2)%	841	(1,067)	NM
Other (income) expense	(722)	(415)	73.2%	(1,845)	(283)	NM
Amortization of purchased intangibles	49	52	(3.6)%	148	153	(3.0)%
Income tax expense	218	142	53.4%	873	295	195.7%
Net income (loss)	$170	$(196)	NM	$858	$(2,243)	NM
NM - not meaningful

Losses and loss expenses for the three months ended September 30, 2021 and 2020 were primarily from adverse development relating to our Brandywine environmental exposures of $33 million and $35 million, respectively. Losses and loss expenses for the nine months ended September 30, 2020, also includes $254 million for U.S. child molestation claims, predominantly reviver statute-related.

Administrative expenses increased $28 million and $44 million for the three and nine months ended September 30, 2021, respectively, primarily due to higher employee-related expenses and increased spending to support digital growth initiatives.

Refer to the respective sections that follow for a discussion of Net realized gains (losses), Net investment income (loss), Amortization of purchased intangibles, and Income tax expense (benefit). Refer to Note 11 to the Consolidated Financial Statements for additional information on Other (income) expense.

Net Realized and Unrealized Gains (Losses)
We take a long-term view with our investment strategy, and our investment managers manage our investment portfolio to maximize total return within specific guidelines designed to minimize risk. The majority of our investment portfolio is available for sale and reported at fair value. Our held to maturity investment portfolio is reported at amortized cost, net of valuation allowance.

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
The following tables presents our net realized and unrealized gains (losses):

	Three Months Ended September 30
	2021			2020
(in millions of U.S. dollars)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact
Fixed maturities	$(10)	$(554)	$(564)	$49	$638	$687
Fixed income and equity derivatives	(9)	—	(9)	9	—	9
Public equity
Sales	19	—	19	34	—	34
Mark-to-market	(61)	—	(61)	(34)	—	(34)
Private equity (less than 3 percent ownership)
Mark-to-market	11	—	11	31	—	31
Total investment portfolio	(50)	(554)	(604)	89	638	727
Mark-to-market from variable annuity reinsurance derivative transactions, net of applicable hedges	(63)	—	(63)	(6)	—	(6)
Other derivatives	(10)	—	(10)	1	—	1
Foreign exchange	106	(414)	(308)	(222)	246	24
Other	(4)	4	—	(3)	(23)	(26)
Net gains (losses), pre-tax	$(21)	$(964)	$(985)	$(141)	$861	$720

	Nine Months Ended September 30
	2021			2020
(in millions of U.S. dollars)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact
Fixed maturities	$26	$(2,177)	$(2,151)	$(303)	$1,759	$1,456
Fixed income and equity derivatives	9	—	9	38	—	38
Public equity
Sales	109	—	109	197	—	197
Mark-to-market	366	—	366	(78)	—	(78)
Private equity (less than 3 percent ownership)
Mark-to-market	111	—	111	(71)	—	(71)
Total investment portfolio	621	(2,177)	(1,556)	(217)	1,759	1,542
Mark-to-market from variable annuity reinsurance derivative transactions, net of applicable hedges	140	—	140	(456)	—	(456)
Other derivatives	(8)	—	(8)	(2)	—	(2)
Foreign exchange	85	(84)	1	(351)	(168)	(519)
Other	(5)	(33)	(38)	(43)	(59)	(102)
Net gains (losses), pre-tax	$833	$(2,294)	$(1,461)	$(1,069)	$1,532	$463

Pre-tax net losses of $604 million in our investment portfolio for the three months ended September 30, 2021 were principally the result of an increase in interest rates. Pre-tax net losses of $1,556 million in our investment portfolio for the nine months ended September 30, 2021 were principally the result of an increase in interest rates, partially offset by positive equity returns.

The variable annuity reinsurance derivative transactions consist of changes in the fair value of GLB liabilities and gains or losses on other derivative instruments we maintain that decrease in fair value when the S&P 500 index increases. The variable annuity reinsurance derivative transactions resulted in realized losses of $63 million for the three months ended September 30, 2021, reflecting a net loss of $59 million, primarily from an increase in the fair value of the GLB liabilities due to underperformance in certain equity markets, partially offset by an increase in interests rates, and a net realized loss of $4 million related to these other derivatives. For the nine months ended September 30, 2021, the variable annuity reinsurance derivative transactions resulted in net realized gains of $140 million reflecting a net gain of $252 million, principally related to a decrease in the fair value of the GLB liabilities due to higher interest rates and higher global equity markets, partially offset by a net realized loss of $112 million related to these other derivatives.

For the three months ended September 30, 2020, the variable annuity reinsurance derivative transactions resulted in realized losses of $6 million, reflecting a net decrease in the fair value of the GLB liabilities of $46 million due to higher equity markets, particularly in the U.S., and a net realized loss of $52 million related to these other derivatives. For the nine months ended September 30, 2020, the variable annuity reinsurance derivative transactions resulted in realized losses of $456 million reflecting a net increase in the fair value of the GLB liabilities of $426 million due to lower interest rates and lower international equity markets and a net realized loss of $30 million related to these other derivatives.

Effective Income Tax Rate
Our effective tax rate (ETR) reflects a mix of income or losses in jurisdictions with a wide range of tax rates, permanent differences between U.S. GAAP and local tax laws, and the impact of discrete items. A change in the geographic mix of earnings could impact our effective tax rate.

For the three and nine months ended September 30, 2021 our ETR was 10.7 percent and 12.0 percent, respectively. This compares to an ETR of 10.7 percent and 20.9 percent for the three and nine months ended September 30, 2020, respectively. The ETR for each period in both years was impacted by our mix of earnings among various jurisdictions and discrete tax benefits.

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

Book value per common share is shareholders’ equity divided by the shares outstanding. Tangible book value per common share is shareholders’ equity less goodwill and other intangible assets, net of tax, divided by the shares outstanding. We believe that goodwill and other intangible assets are not indicative of our underlying insurance results or trends and make book value comparisons to less acquisitive peer companies less meaningful. The calculation of tangible book value per share does not consider the embedded goodwill attributable to our investments in partially-owned insurance companies until we attain majority ownership and consolidate.

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

CAY P&C combined ratio excluding catastrophe losses (CATs) excludes CATs and prior period development (PPD) from the P&C combined ratio. We exclude CATs as they are not predictable as to timing and amount and PPD as these unexpected loss developments on historical reserves are not indicative of our current underwriting performance. The combined ratio numerator is adjusted to exclude CATs, net premiums earned adjustments on PPD, prior period expense adjustments and reinstatement premiums on PPD, and the denominator is adjusted to exclude net premiums earned adjustments on PPD and reinstatement premiums on CATs and PPD. In periods where there are adjustments on loss sensitive policies, these adjustments are excluded from PPD and net premiums earned when calculating the ratios. We believe this measure provides a better evaluation of our underwriting performance and enhances the understanding of the trends in our P&C business that may be obscured by these items. This measure is commonly reported among our peer companies and allows for a better comparison. Reference to the year-over-year improvement of 0.6 percentage point and 1.0 percentage point in the P&C CAY excluding catastrophe loss ratio for the three and nine months ended September 30, 2021, respectively, is calculated by adjusting the prior year ratio to exclude the COVID-related reduced claim frequency impact. We believe this information is meaningful to evaluate trends in the underlying business on a comparable basis.

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

The following tables present the calculation of combined ratio, as reported for each segment to P&C combined ratio, adjusted for CATs and PPD:

		North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Corporate	Total P&C
Three Months Ended
September 30, 2021
(in millions of U.S. dollars except for ratios)
Numerator
Losses and loss expenses	A	$2,754	$846	$1,138	$1,487	$192	$43	$6,460
Catastrophe losses and related adjustments
Catastrophe losses, net of related adjustments		(472)	(397)	(8)	(188)	(81)	—	(1,146)
Reinstatement premiums collected (expensed) on catastrophe losses		—	—	—	—	12	—	12
Catastrophe losses, gross of related adjustments		(472)	(397)	(8)	(188)	(93)	—	(1,158)
PPD and related adjustments
PPD, net of related adjustments - favorable (unfavorable)		157	182	(7)	28	4	(43)	321
Net premiums earned adjustments on PPD - unfavorable (favorable)		56	—	—	—	—	—	56
Expense adjustments - unfavorable (favorable)		3	—	—	—	—	—	3
PPD reinstatement premiums - unfavorable (favorable)		—	(2)	—	—	3	—	1
PPD, gross of related adjustments - favorable (unfavorable)		216	180	(7)	28	7	(43)	381
CAY loss and loss expense ex CATs	B	$2,498	$629	$1,123	$1,327	$106	$—	$5,683
Policy acquisition costs and administrative expenses
Policy acquisition costs and administrative expenses	C	$810	$327	$65	$969	$64	$99	$2,334
Expense adjustments - favorable (unfavorable)		(3)	—	—	—	—	—	(3)
Policy acquisition costs and administrative expenses, adjusted	D	$807	$327	$65	$969	$64	$99	$2,331
Denominator
Net premiums earned	E	$3,954	$1,244	$1,338	$2,664	$211		$9,411
Reinstatement premiums (collected) expensed on catastrophe losses		—	—	—	—	(12)		(12)
Net premiums earned adjustments on PPD - unfavorable (favorable)		56	—	—	—	—		56
PPD reinstatement premiums - unfavorable (favorable)		—	(2)	—	—	3		1
Net premiums earned excluding adjustments	F	$4,010	$1,242	$1,338	$2,664	$202		$9,456
P&C Combined ratio
Loss and loss expense ratio	A/E	69.7%	68.0%	85.0%	55.8%	91.2%		68.6%
Policy acquisition cost and administrative expense ratio	C/E	20.4%	26.3%	4.9%	36.4%	30.2%		24.8%
P&C Combined ratio		90.1%	94.3%	89.9%	92.2%	121.4%		93.4%
CAY P&C Combined ratio ex CATs
Loss and loss expense ratio, adjusted	B/F	62.3%	50.7%	84.0%	49.8%	52.0%		60.1%
Policy acquisition cost and administrative expense ratio, adjusted	D/F	20.1%	26.3%	4.9%	36.4%	31.5%		24.7%
CAY P&C Combined ratio ex CATs		82.4%	77.0%	88.9%	86.2%	83.5%		84.8%
Combined ratio
Combined ratio								93.3%
Add: impact of gains and losses on crop derivatives								0.1%
P&C Combined ratio								93.4%
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
Nine Months Ended
September 30, 2021
(in millions of U.S. dollars except for ratios)
Numerator
Losses and loss expenses	A	$7,740	$2,341	$1,554	$3,936	$422	$141	$16,134
Catastrophe losses and related adjustments
Catastrophe losses, net of related adjustments		(999)	(698)	(20)	(278)	(131)	—	(2,126)
Reinstatement premiums collected (expensed) on catastrophe losses		—	(16)	—	—	18	—	2
Catastrophe losses, gross of related adjustments		(999)	(682)	(20)	(278)	(149)	—	(2,128)
PPD and related adjustments
PPD, net of related adjustments - favorable (unfavorable)		440	266	(5)	209	11	(140)	781
Net premiums earned adjustments on PPD - unfavorable (favorable)		67	—	(2)	—	—	—	65
Expense adjustments - unfavorable (favorable)		6	—	—	—	—	—	6
PPD reinstatement premiums - unfavorable (favorable)		6	(1)	—	7	4	—	16
PPD, gross of related adjustments - favorable (unfavorable)		519	265	(7)	216	15	(140)	868
CAY loss and loss expense ex CATs	B	$7,260	$1,924	$1,527	$3,874	$288	$1	$14,874
Policy acquisition costs and administrative expenses
Policy acquisition costs and administrative expenses	C	$2,312	$946	$110	$2,881	$174	$258	$6,681
Expense adjustments - favorable (unfavorable)		(6)	—	—	—	—	—	(6)
Policy acquisition costs and administrative expenses, adjusted	D	$2,306	$946	$110	$2,881	$174	$258	$6,675
Denominator
Net premiums earned	E	$11,431	$3,652	$1,858	$7,721	$583		$25,245
Reinstatement premiums (collected) expensed on catastrophe losses		—	16	—	—	(18)		(2)
Net premiums earned adjustments on PPD - unfavorable (favorable)		67	—	(2)	—	—		65
PPD reinstatement premiums - unfavorable (favorable)		6	(1)	—	7	4		16
Net premiums earned excluding adjustments	F	$11,504	$3,667	$1,856	$7,728	$569		$25,324
P&C Combined ratio
Loss and loss expense ratio	A/E	67.7%	64.1%	83.6%	51.0%	72.4%		63.9%
Policy acquisition cost and administrative expense ratio	C/E	20.2%	25.9%	6.0%	37.3%	29.8%		26.5%
P&C Combined ratio		87.9%	90.0%	89.6%	88.3%	102.2%		90.4%
CAY P&C Combined ratio ex CATs
Loss and loss expense ratio, adjusted	B/F	63.1%	52.5%	82.3%	50.1%	50.5%		58.7%
Policy acquisition cost and administrative expense ratio, adjusted	D/F	20.1%	25.8%	5.9%	37.3%	30.5%		26.4%
CAY P&C Combined ratio ex CATs		83.2%	78.3%	88.2%	87.4%	81.0%		85.1%
Combined ratio
Combined ratio								90.4%
Add: impact of gains and losses on crop derivatives								—
P&C Combined ratio								90.4%
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

Amortization of purchased intangibles and Other amortization
Amortization expense of purchased intangibles was $71 million and $216 million for the three and nine months ended September 30, 2021, respectively, and principally relates to the Chubb Corp acquisition.

The following table presents, as of September 30, 2021, the estimated pre-tax amortization expense (benefit) of purchased intangibles, at current foreign currency exchange rates, for the fourth quarter of 2021 and the next five years:

	Associated with the Chubb Corp Acquisition
For the Years Ending December 31 (in millions of U.S. dollars)	Agency distribution relationships and renewal rights	Fair value adjustment on Unpaid losses and loss expenses	Total (1)	Other intangible assets (2)	Total Amortization of purchased intangibles
Fourth quarter of 2021	$54	$(5)	$49	$22	$71
2022	197	(14)	183	101	284
2023	178	(7)	171	95	266
2024	160	(6)	154	90	244
2025	144	(6)	138	89	227
2026	132	(5)	127	87	214
Total	$865	$(43)	$822	$484	$1,306
(1)Recorded in Corporate.
(2)Recorded in applicable segment(s) that acquired the intangible assets.

Reduction of deferred tax liability associated with intangible assets related to Other intangible assets (excluding the fair value adjustment on Unpaid losses and loss expense)
At September 30, 2021, the deferred tax liability associated with Other intangible assets (excluding the fair value adjustment on Unpaid losses and loss expense) was $1,242 million.

The following table presents, as of September 30, 2021, the expected reduction of the deferred tax liability associated with Other intangible assets (which reduces as agency distribution relationships and renewal rights, and other intangible assets amortize), at current foreign currency exchange rates, for the fourth quarter of 2021 and for the next five years:

For the Years Ending December 31 (in millions of U.S. dollars)	Reduction to deferred tax liability associated with intangible assets
Fourth quarter of 2021	$17
2022	66
2023	61
2024	56
2025	52
2026	48
Total	$300

Amortization of the fair value adjustment on acquired invested assets and assumed long-term debt
The following table presents at September 30, 2021, the expected amortization expense of the fair value adjustment on acquired invested assets, at current foreign currency exchange rates, and the expected amortization benefit from the fair value adjustment on assumed long-term debt for the fourth quarter of 2021 and for the next five years:

	Amortization (expense) benefit of the fair value adjustment on
For the Years Ending December 31 (in millions of U.S. dollars)	Acquired invested assets (1)	Assumed long-term debt (2)
Fourth quarter of 2021	$(22)	$6
2022	(115)	21
2023	(7)	21
2024	—	21
2025	—	21
2026	—	21
Total	$(144)	$111
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

Net Investment Income

	Three Months Ended September 30		Nine Months Ended September 30
(in millions of U.S. dollars)	2021	2020	2021	2020
Fixed maturities (1)	$804	$826	$2,480	$2,487
Short-term investments	9	11	26	39
Other interest income	3	4	8	16
Equity securities	40	24	117	57
Other investments	56	18	122	59
Gross investment income (1)	912	883	2,753	2,658
Investment expenses	(46)	(43)	(140)	(130)
Net investment income (1)	$866	$840	$2,613	$2,528
(1) Includes amortization expense related to fair value adjustment of acquired invested assets related to the Chubb Corp acquisition	$(19)	$(28)	$(67)	$(90)

Net investment income is influenced by a number of factors including the amounts and timing of inward and outward cash flows, the level of interest rates, and changes in overall asset allocation. Net investment income increased 3.1 percent and 3.4 percent for the three and nine months ended September 30, 2021, respectively, primarily due to higher income from our private equity partnerships and increased dividends on public equities which resulted from a higher allocation to public equity securities. Investment income for the year was tempered by lower reinvestment rates on new and reinvested assets.

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

	Three Months Ended September 30		Nine Months Ended September 30
(in millions of U.S. dollars)	2021	2020	2021	2020
Total mark-to-market gain on private equity, pre-tax	$713	$436	$1,887	$229

Investments
Our investment portfolio is invested primarily in publicly traded, investment grade, fixed income securities with an average credit quality of A as rated by the independent investment rating services Standard and Poor’s (S&P)/Moody’s Investors Service (Moody’s) at September 30, 2021. The portfolio is externally managed by independent, professional investment managers and is broadly diversified across geographies, sectors, and issuers. Other investments principally comprise direct investments, investment funds, and limited partnerships. We hold no collateralized debt obligations in our investment portfolio, and we provide no credit default protection. We have long-standing global credit limits for our entire portfolio across the organization. Exposures are aggregated, monitored, and actively managed by our Global Credit Committee, comprising senior executives, including our Chief Financial Officer, our Chief Risk Officer, our Chief Investment Officer, and our Treasurer. We also have well-established, strict contractual investment rules requiring managers to maintain highly diversified exposures to individual issuers and closely monitor investment manager compliance with portfolio guidelines.

The average duration of our fixed income securities, including the effect of options and swaps, was 4.1 years and 4.0 years at September 30, 2021 and December 31, 2020, respectively. We estimate that a 100 basis point (bps) increase in interest rates would reduce the valuation of our fixed income portfolio by approximately $4.4 billion at September 30, 2021.

The following table shows the fair value and cost/amortized cost, net of valuation allowance, of our invested assets:

	September 30, 2021		December 31, 2020
(in millions of U.S. dollars)	Fair Value	Cost/ Amortized Cost, Net	Fair Value	Cost/ Amortized Cost, Net
Fixed maturities available for sale	$92,685	$89,323	$90,699	$85,168
Fixed maturities held to maturity	11,119	10,515	12,510	11,653
Short-term investments	3,529	3,529	4,345	4,349
Fixed income securities	107,333	103,367	107,554	101,170
Equity securities	4,557	4,557	4,027	4,027
Other investments	10,843	10,843	7,945	7,945
Total investments	$122,733	$118,767	$119,526	$113,142

The fair value of our total investments increased $3.2 billion during the nine months ended September 30, 2021 due to strong operating cash flow and positive equity market returns. This increase was partially offset by unrealized losses on fixed maturities, payment of dividends on our Common Shares, and share repurchases.

The following tables present the fair value of our fixed maturities and short-term investments at September 30, 2021 and December 31, 2020. The first table lists investments according to type and second according to S&P credit rating:

	September 30, 2021		December 31, 2020
(in millions of U.S. dollars, except for percentages)	Fair Value	% of Total	Fair Value	% of Total
U.S. Treasury / Agency	$3,534	3%	$4,122	4%
Corporate and asset-backed securities	40,976	39%	38,769	36%
Mortgage-backed securities	21,831	20%	20,616	19%
Municipal	10,206	10%	11,943	11%
Non-U.S.	27,257	25%	27,759	26%
Short-term investments	3,529	3%	4,345	4%
Total	$107,333	100%	$107,554	100%
AAA	$15,432	14%	$15,622	15%
AA	35,275	33%	36,125	33%
A	20,242	19%	19,712	18%
BBB	17,485	16%	17,542	16%
BB	9,236	9%	9,699	9%
B	9,115	8%	8,267	8%
Other	548	1%	587	1%
Total	$107,333	100%	$107,554	100%
Corporate and asset-backed securities
The following table presents our 10 largest global exposures to corporate bonds by fair value at September 30, 2021:

(in millions of U.S. dollars)	Fair Value
Wells Fargo & Co	$725
Bank of America Corp	683
JP Morgan Chase & Co	616
Comcast Corp	498
Verizon Communications Inc	487
Morgan Stanley	479
AT&T Inc	453
Citigroup Inc	426
HSBC Holdings Plc	383
Goldman Sachs Group Inc	358

Mortgage-backed securities
The following table shows the fair value and amortized cost, net of valuation allowance, of our mortgage-backed securities:

	S&P Credit Rating					Fair Value	Amortized Cost, Net
September 30, 2021 (in millions of U.S. dollars)	AAA	AA	A	BBB	BB and below	Total	Total
Agency residential mortgage-backed securities (RMBS)	$97	$17,959	$—	$—	$—	$18,056	$17,453
Non-agency RMBS	290	39	70	34	7	440	439
Commercial mortgage-backed securities	2,909	250	160	12	4	3,335	3,211
Total mortgage-backed securities	$3,296	$18,248	$230	$46	$11	$21,831	$21,103

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

Our non-U.S. investment grade fixed income portfolios are currency-matched with the insurance liabilities of our non-U.S. operations. The average credit quality of our non-U.S. fixed income securities is A and 46 percent of our holdings are rated AAA or guaranteed by governments or quasi-government agencies. Within the context of these investment portfolios, our government and corporate bond holdings are highly diversified across industries and geographies. Issuer limits are based on credit rating (AA—two percent, A—one percent, BBB—0.5 percent of the total portfolio) and are monitored daily via an internal compliance system. We manage our indirect exposure using the same credit rating based investment approach. Accordingly, we do not believe our indirect exposure is material.
The following table summarizes the fair value and amortized cost, net of valuation allowance, of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. government securities at September 30, 2021:

(in millions of U.S. dollars)	Fair Value	Amortized Cost, Net
Canada	$997	$983
Republic of Korea	918	859
United Kingdom	698	688
Province of Ontario	665	647
Kingdom of Thailand	555	506
United Mexican States	552	556
Federative Republic of Brazil	549	556
Province of Quebec	454	438
Socialist Republic of Vietnam	430	294
Commonwealth of Australia	423	398
Other Non-U.S. Government Securities	5,531	5,349
Total	$11,772	$11,274

The following table summarizes the fair value and amortized cost, net of valuation allowance, of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. corporate securities at September 30, 2021:

(in millions of U.S. dollars)	Fair Value	Amortized Cost, Net
United Kingdom	$2,528	$2,435
Canada	1,832	1,767
France	1,296	1,245
United States (1)	1,210	1,172
Australia	924	886
Japan	734	719
Switzerland	607	579
Germany	604	581
Netherlands	538	513
China	469	460
Other Non-U.S. Corporate Securities	4,743	4,605
Total	$15,485	$14,962
(1)    The countries that are listed in the non-U.S. corporate fixed income portfolio above represent the ultimate parent company's country of risk. Non-U.S. corporate securities could be issued by foreign subsidiaries of U.S. corporations.

Below-investment grade corporate fixed income portfolio
Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss from default by the borrower is greater with below-investment grade securities. Below-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than investment grade issuers. At September 30, 2021, our corporate fixed income investment portfolio included below-investment grade and non-rated securities which, in total, comprised approximately 15 percent of our fixed income portfolio. Our below-investment grade and non-rated portfolio includes over 1,500 issuers, with the greatest single exposure being $160 million.

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

Critical Accounting Estimates
As of September 30, 2021, there were no material changes to our critical accounting estimates. For a full discussion of our critical accounting estimates, refer to Item 7 in our 2020 Form 10-K.

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

The following table presents a roll-forward of our unpaid losses and loss expenses:

(in millions of U.S. dollars)	Gross Losses	Reinsurance Recoverable (1)	Net Losses
Balance at December 31, 2020	$67,811	$14,647	$53,164
Losses and loss expenses incurred	20,857	4,169	16,688
Losses and loss expenses paid	(15,950)	(3,257)	(12,693)
Other (including foreign exchange translation)	(87)	(9)	(78)
Balance at September 30, 2021	$72,631	$15,550	$57,081
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

Asbestos and Environmental (A&E)
During the three months ended September 30, 2021, we increased environmental net loss reserves for Brandywine managed operations by $33 million. A&E reserves are included in Corporate. Refer to our 2020 Form 10-K for further information on our A&E exposures.

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

Catastrophe Management
We actively monitor and manage our catastrophe risk accumulation around the world, including setting risk limits based on probable maximum loss (PML) and purchasing catastrophe reinsurance. The table below presents our modeled pre-tax estimates of natural catastrophe PML, net of reinsurance, at September 30, 2021, for Worldwide, U.S. hurricane and California earthquake events, based on our in-force portfolio at July 1, 2021 and reflecting the April 1, 2021 reinsurance program (see Natural Catastrophe Property Reinsurance Program section) as well as inuring reinsurance protection coverages. According to the model, for the 1-in-100 return period scenario, there is a one percent chance that our pre-tax annual aggregate losses incurred in any year from U.S. hurricane events could be in excess of $2,717 million (or 4.6 percent of our total shareholders’ equity at September 30, 2021). These estimates assume that reinsurance recoverable is fully collectible.

	Modeled Net Probable Maximum Loss (PML) Pre-tax
	Worldwide (1)		U.S. Hurricane (2)		California Earthquake (3)
	Annual Aggregate		Annual Aggregate		Single Occurrence
(in millions of U.S. dollars, except for percentages)	Chubb	% of Total Shareholders’ Equity	Chubb	% of Total Shareholders’ Equity	Chubb	% of Total Shareholders’ Equity
1-in-10	$1,879	3.2%	$1,089	1.8%	$141	0.2%
1-in-100	$3,973	6.7%	$2,717	4.6%	$1,311	2.2%
1-in-250	$6,547	11.0%	$4,924	8.3%	$1,487	2.5%
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

Liquidity
We anticipate that positive cash flows from operations (underwriting activities and investment income) should be sufficient to cover cash outflows under most loss scenarios for the near term. In addition to cash from operations, routine sales of investments, and financing arrangements, we have agreements with a third-party bank provider which implemented two international multi-currency notional cash pooling programs to enhance cash management efficiency during periods of short-term timing mismatches between expected inflows and outflows of cash by currency. The programs allow us to optimize investment income by avoiding portfolio disruption. Should the need arise, we generally have access to capital markets and to credit facilities with letter of credit capacity of $3.7 billion with a sub-limit of $1.9 billion for revolving credit. At September 30, 2021, our usage under these facilities was $1.4 billion in letters of credit. Our access to credit under these facilities is dependent on the ability of the banks that are a party to the facilities to meet their funding commitments. The facilities require that we maintain certain financial covenants, all of which we met at September 30, 2021. Should the existing credit providers on these facilities experience financial difficulty, we may be required to replace credit sources, possibly in a difficult market. If we cannot obtain adequate capital or sources of credit on favorable terms, on a timely basis, or at all, our business, operating results, and financial condition could be adversely affected. To date, we have not experienced difficulty accessing our credit facilities.

The payment of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction, as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies. During the nine months ended September 30, 2021, we were able to meet all our obligations, including the payments of dividends on our Common Shares, with our net cash flows.

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions as well as the subsidiary’s financial condition are paramount to the dividend decision. Chubb Limited received dividends of $3.1 billion and $800 million from its Bermuda subsidiaries during the nine months ended September 30, 2021 and 2020, respectively. Chubb Limited received cash dividends of $21 million and $110 million and non-cash dividends of $536 million and $734 million from a Swiss subsidiary during the nine months ended September 30, 2021 and 2020, respectively.

The payment of any dividends from CGM or its subsidiaries is subject to applicable U.K. insurance laws and regulations. In addition, the release of funds by Syndicate 2488 to subsidiaries of CGM is subject to regulations promulgated by the Society of Lloyd’s. The U.S. insurance subsidiaries of Chubb INA Holdings Inc. (Chubb INA) may pay dividends, without prior regulatory approval, subject to restrictions set out in state law of the subsidiary’s domicile (or, if applicable, commercial domicile). Chubb INA’s international subsidiaries are also subject to insurance laws and regulations particular to the countries in which the subsidiaries operate. These laws and regulations sometimes include restrictions that limit the amount of dividends payable without prior approval of regulatory insurance authorities. Chubb Limited received no dividends from CGM or Chubb INA during the nine months ended September 30, 2021 and 2020. Debt issued by Chubb INA is serviced by statutorily permissible distributions by Chubb INA’s insurance subsidiaries to Chubb INA as well as other group resources. Chubb INA received $910 million and $180 million from its subsidiaries during the nine months ended September 30, 2021 and 2020, respectively.

Cash Flows
Our sources of liquidity include cash from operations, routine sales of investments, and financing arrangements. The following is a discussion of our cash flows for the nine months ended September 30, 2021 and 2020.

Operating cash flows were $8.5 billion in the nine months ended September 30, 2021, compared to $7.2 billion in the prior year period. The increase of $1.3 billion is due to higher premiums collected reflecting premium growth, principally in our commercial lines, partially offset by higher taxes paid.

Cash used for investing was $3.8 billion in the nine months ended September 30, 2021, compared to $6.7 billion in the prior year period, a decrease of $2,978 million. Cash used for investing in the current year included lower net purchases of equity securities of $2.0 billion and lower cash used related to acquisitions of Huatai Group ownership interest of $1.3 billion, partially offset by higher private equity contributions, net of distributions received, of $513 million.

Cash used for financing was $4.8 billion in the nine months ended September 30, 2021, compared to $234 million in the prior year period, an increase of $4.6 billion principally from more shares repurchased in the current year. The prior year included $988 million of net proceeds from the issuance of long-term debt.

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

We use repurchase agreements as a low-cost funding alternative. At September 30, 2021, there were $1.4 billion in repurchase agreements outstanding with various maturities over the next eight months.

Capital Resources
Capital resources consist of funds deployed or available to be deployed to support our business operations.

	September 30	December 31
(in millions of U.S. dollars, except for ratios)	2021	2020
Long-term debt	$14,823	$14,948
Trust preferred securities	308	308
Total shareholders’ equity	59,318	59,441
Total capitalization	$74,449	$74,697
Ratio of financial debt to total capitalization	19.9%	20.0%
Ratio of financial debt plus trust preferred securities to total capitalization	20.3%	20.4%

Repurchase agreements are excluded from the table above and are disclosed separately from short-term debt in the Consolidated balance sheets. The repurchase agreements are collateralized borrowings where we maintain the right and ability to redeem the collateral on short notice, unlike short-term debt which comprises the current maturities of our long-term debt instruments.

For the nine months ended September 30, 2021, we repurchased $3.96 billion of Common Shares in a series of open market transactions under the Board of Directors (Board) share repurchase authorizations. At September 30, 2021, there were 43,144,862 Common Shares in treasury with a weighted average cost of $153.47 per share, and $3.55 billion in share repurchase authorization remained through June 30, 2022. For the period October 1, 2021 through October 27, 2021, we repurchased 167,700 Common Shares for a total of $29 million in a series of open market transactions. At October 27, 2021, $3.52 billion in share repurchase authorization remained.

We generally maintain the ability to issue certain classes of debt and equity securities via a Securities and Exchange Commission (SEC) shelf registration statement which is renewed every three years. This allows us capital market access for refinancing as well as for unforeseen or opportunistic capital needs. On October 6, 2021, we filed a new shelf registration statement which allows us to issue an unlimited amount of certain classes of debt and equity from time to time, replacing the shelf registration statement that was filed in October 2018. This new shelf registration statement expires in October 2024.

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

The following table represents dividends paid per Common Share to shareholders of record on each of the following dates:

Shareholders of record as of:	Dividends paid as of:
December 18, 2020	January 8, 2021	$0.78 (CHF 0.71)
March 19, 2021	April 9, 2021	$0.78 (CHF 0.70)
June 18, 2021	July 9, 2021	$0.80 (CHF 0.71)
September 17, 2021	October 8, 2021	$0.80 (CHF 0.73)

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

The following table presents the condensed balance sheets of Chubb Limited and Chubb INA Holdings Inc., after elimination of investment in any non-guarantor subsidiary:

	Chubb Limited (Parent Guarantor)		Chubb INA Holdings Inc. (Subsidiary Issuer)
	September 30	December 31	September 30	December 31
(in millions of U.S. dollars)	2021	2020	2021	2020
Assets
Investments	$—	$—	$144	$197
Cash	1	84	8	1
Due from parent guarantor/subsidiary issuer, net	—	479	143	—
Due from subsidiaries that are not issuers or guarantors, net	2,022	3,043	—	—
Other assets	7	10	588	463
Total assets	$2,030	$3,616	$883	$661
Liabilities
Due to parent guarantor/subsidiary issuer, net	$143	$—	$—	$479
Due to subsidiaries that are not issuers or guarantors, net	—	—	1,886	2,529
Affiliated notional cash pooling programs	76	—	976	272
Long-term debt	—	—	14,823	14,948
Trust preferred securities	—	—	308	308
Other liabilities	342	323	1,436	1,418
Total liabilities	561	323	19,429	19,954
Total shareholders’ equity	1,469	3,293	(18,546)	(19,293)
Total liabilities and shareholders’ equity	$2,030	$3,616	$883	$661

The following table presents the condensed statements of operations and comprehensive income of Chubb Limited and Chubb INA Holdings Inc., excluding equity in earnings from non-guarantor subsidiaries:

Nine Months Ended September 30, 2021	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)
(in millions of U.S. dollars)
Net investment income	$3	$1
Net realized gains (loss)	(5)	114
Administrative expenses	75	(82)
Interest (income) expense	(91)	425
Other (income) expense	(36)	(13)
Income tax expense (benefit)	15	(74)
Net income (loss)	$35	$(141)
Comprehensive income (loss)	$35	$(145)

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

The tables below are estimates of the sensitivities to instantaneous changes in economic inputs (e.g., equity shock, interest rate shock etc.) or actuarial assumptions at September 30, 2021 of the FVL and of the fair value of specific derivative instruments held (hedge value) to partially offset the risk in the variable annuity guarantee reinsurance portfolio. The following assumptions should be considered when using the below tables:

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

•The hedge sensitivity is from September 30, 2021 market levels and only applicable to the equity and interest rate sensitivities table below.

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

•In addition, the tables below do not reflect the expected quarterly run rate of net income generated by the variable annuity guarantee reinsurance portfolio if markets remain unchanged during the period. All else equal, if markets remain unchanged during the period, the FVL will increase, resulting in a realized loss. This realized loss occurs primarily because the guarantees provided in the underlying contracts continue to become more valuable even when markets remain unchanged. We refer to this increase in FVL as “timing effect”. The unfavorable impact of timing effect on our FVL in a quarter is not reflected in the sensitivity tables below. For this reason, when using the tables below to estimate the sensitivity of FVL in the fourth quarter of 2021 to various changes, it is necessary to assume an additional $5 million to $45 million increase in FVL and realized losses. Note that both the timing effect and the quarterly run rate impact to net income change over time as the book ages.

	Sensitivities to equity and interest rate movements
	(in millions of U.S. dollars)	Worldwide Equity Shock
	Interest Rate Shock	+10%	Flat	-10%	-20%	-30%	-40%
+100 bps	(Increase)/decrease in FVL	$338	$230	$93	$(76)	$(284)	$(547)
	Increase/(decrease) in hedge value	(83)	—	83	166	249	333
	Increase/(decrease) in net income	$255	$230	$176	$90	$(35)	$(214)
Flat	(Increase)/decrease in FVL	$138	$—	$(165)	$(361)	$(604)	$(905)
	Increase/(decrease) in hedge value	(83)	—	83	166	249	333
	Increase/(decrease) in net income	$55	$—	$(82)	$(195)	$(355)	$(572)
-100 bps	(Increase)/decrease in FVL	$(105)	$(264)	$(451)	$(676)	$(952)	$(1,289)
	Increase/(decrease) in hedge value	(83)	—	83	166	249	333
	Increase/(decrease) in net income	$(188)	$(264)	$(368)	$(510)	$(703)	$(956)

	Sensitivities to Other Economic Variables	AA-rated Credit Spreads		Interest Rate Volatility		Equity Volatility
	(in millions of U.S. dollars)	+100 bps	-100 bps	+2%	-2%	+2%	-2%
	(Increase)/decrease in FVL	$63	$(72)	$(1)	$—	$(14)	$13
	Increase/(decrease) in net income	$63	$(72)	$(1)	$—	$(14)	$13

	Sensitivities to Actuarial Assumptions			Mortality
	(in millions of U.S. dollars)			+20%	+10%	-10%	-20%
	(Increase)/decrease in FVL			$19	$9	$(10)	$(19)
	Increase/(decrease) in net income			$19	$9	$(10)	$(19)

				Lapses
	(in millions of U.S. dollars)			+50%	+25%	-25%	-50%
	(Increase)/decrease in FVL			$95	$50	$(56)	$(118)
	Increase/(decrease) in net income			$95	$50	$(56)	$(118)

				Annuitization
	(in millions of U.S. dollars)			+50%	+25%	-25%	-50%
	(Increase)/decrease in FVL			$(397)	$(211)	$235	$489
	Increase/(decrease) in net income			$(397)	$(211)	$235	$489

Variable Annuity Net Amount at Risk
All our VA reinsurance treaties include annual or aggregate claim limits and many include an aggregate deductible which limit the net amount at risk under these programs. The tables below present the net amount at risk at September 30, 2021 following an immediate change in equity market levels, assuming all global equity markets are impacted equally.

a) Reinsurance covering the GMDB risk only

	Equity Shock
(in millions of U.S. dollars)	+20%	Flat	-20%	-40%	-60%	-80%
GMDB net amount at risk	$298	$291	$496	$856	$908	$763
Claims at 100% immediate mortality	152	174	175	164	147	128

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

b) Reinsurance covering the GLB risk only

	Equity Shock
(in millions of U.S. dollars)	+20%	Flat	-20%	-40%	-60%	-80%
GLB net amount at risk	$813	$1,139	$1,723	$2,462	$2,996	$3,361

The treaty claim limits cause the net amount at risk to increase at a declining rate as equity markets fall.
c) Reinsurance covering both the GMDB and GLB risks on the same underlying policyholders

	Equity Shock
(in millions of U.S. dollars)	+20%	Flat	-20%	-40%	-60%	-80%
GMDB net amount at risk	$39	$46	$59	$74	$88	$98
GLB net amount at risk	305	400	532	704	883	1,006
Claims at 100% immediate mortality	37	36	35	35	35	35
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

ITEM 4. Controls and Procedures
Chubb’s management, with the participation of Chubb’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Chubb’s disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as of September 30, 2021. Based upon that evaluation, Chubb’s Chief Executive Officer and Chief Financial Officer concluded that Chubb’s disclosure controls and procedures are effective in allowing information required to be disclosed in reports filed under the Securities Exchange Act of 1934 to be recorded, processed, summarized, and reported within time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to Chubb’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in Chubb's internal controls over financial reporting during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, Chubb's internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings
The information required with respect to this item is included in Note 7 g) to the Consolidated Financial Statements, which is hereby incorporated herein by reference.

ITEM 1A. Risk Factors
There have been no material changes to the risk factors described under "Risk Factors" under Item 1A of Part I of our 2020 Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

Issuer’s Repurchases of Equity Securities
The following table provides information with respect to purchases by Chubb of its Common Shares during the three months ended September 30, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans (3)
July 1 through July 31	590,360	$168.69	588,000	$4.97	billion
August 1 through August 31	5,914,269	$180.77	5,908,300	$3.90	billion
September 1 through September 30	1,918,069	$182.08	1,915,700	$3.55	billion
Total	8,422,698	$180.22	8,412,000
(1)This column represents open market share repurchases and the surrender to Chubb of Common Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and to cover the cost of the exercise of options by employees through stock swaps.
(2)The aggregate value of shares purchased in the three months ended September 30, 2021 as part of the publicly announced plans was $1.52 billion.
(3)In November 2020, the Board authorized the repurchase of up to $1.5 billion of Chubb's Common Shares from November 19, 2020 through December 31, 2021. In February 2021, the Board approved an increase to the November 2020 share repurchase program of $1.0 billion to a total of $2.5 billion, effective through December 31, 2021. On July 19, 2021, the Board authorized a one-time incremental share repurchase program of up to $5.0 billion through June 30, 2022. The $2.5 billion share repurchase authorization was used prior to the $5.0 billion share repurchase authorization. For the period October 1, 2021 through October 27, 2021, we repurchased 167,700 Common Shares for a total of $29 million in a series of open market transactions. At October 27, 2021, $3.52 billion in share repurchase authorization remained. Refer to Note 8 to the Consolidated Financial Statements for more information on the Chubb Limited securities repurchase authorizations.

ITEM 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
3.1	Articles of Association of the Company, as amended	8-K	3.1	August 6, 2021

3.2	Organizational Regulations of the Company, as amended	8-K	3.1	November 21, 2016

4.1	Articles of Association of the Company, as amended	8-K	4.1	August 6, 2021

4.2	Organizational Regulations of the Company, as amended	8-K	3.1	November 21, 2016

22.1	Guaranteed Securities	10-K	22.1	February 25, 2021

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

101.1	The following financial information from Chubb Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Inline XBRL:
	(i) Consolidated Balance Sheets at September 30, 2021, and December 31, 2020; (ii) Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2021 and 2020; (iii) Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2021 and 2020; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020; and (v) Notes to Consolidated Financial Statements				X

104.1	The Cover Page Interactive Data File formatted in Inline XBRL (The cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101.1)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHUBB LIMITED
(Registrant)

October 28, 2021	/s/ Evan G. Greenberg
Evan G. Greenberg
Chairman and Chief Executive Officer

October 28, 2021	/s/ Peter C. Enns
Peter C. Enns
Executive Vice President and Chief Financial Officer