Form 10-K
period 2021-12-31
Chubb Ltd
filed 2022-02-24
CIK 896159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates as of June 30, 2021 (the last business day of the registrant's most recently completed second fiscal quarter), was approximately $69 billion. For the purposes of this computation, shares held by directors and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.
As of February 10, 2022, there were 426,229,254 Common Shares par value CHF 24.15 of the registrant outstanding.

Documents Incorporated by Reference
Certain portions of the registrant's definitive proxy statement relating to its 2022 Annual General Meeting of Shareholders are incorporated by reference into Part III of this report.

CHUBB LIMITED INDEX TO 10-K

PART I

ITEM 1. Business

General
Chubb Limited is the Swiss-incorporated holding company of the Chubb Group of Companies. Chubb Limited, which is headquartered in Zurich, Switzerland, and its direct and indirect subsidiaries (collectively, the Chubb Group of Companies, Chubb, we, us, or our) are a global insurance and reinsurance organization, serving the needs of a diverse group of clients worldwide. At December 31, 2021, we had total assets of $200 billion and shareholders’ equity of $60 billion. Chubb was incorporated in 1985 at which time it opened its first business office in Bermuda and continues to maintain operations in Bermuda. We have grown our business through increased premium volume, expansion of product offerings and geographic reach, and the acquisition of other companies to become a global property and casualty (P&C) leader.

With operations in 54 countries and territories, Chubb provides commercial and consumer P&C insurance, personal accident and supplemental health insurance (A&H), reinsurance, and life insurance to a diverse group of clients. We provide commercial insurance products and service offerings such as risk management programs, loss control, and engineering and complex claims management. We provide specialized insurance products ranging from Directors & Officers (D&O) and financial lines to various specialty-casualty and umbrella and excess casualty lines to niche areas such as aviation and energy. We also offer consumer lines insurance coverage including homeowners, automobile, valuables, umbrella liability, and recreational marine products. In addition, we supply A&H and life insurance to individuals in select countries.

We serve multinational corporations, mid-size and small businesses with property and casualty insurance and risk engineering services; affluent and high net worth individuals with substantial assets to protect; individuals purchasing life, personal accident, supplemental health, homeowners, automobile in certain international markets and for high net worth individuals in the U.S., and specialty personal insurance coverage; companies and affinity groups providing or offering accident and health insurance programs and life insurance to their employees or members; and insurers managing exposures with reinsurance coverage.

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

Customers
For most commercial and personal lines of business we offer, insureds typically use the services of an insurance broker or agent. An insurance broker acts as an agent for the insureds, offering advice on the types and amount of insurance to purchase, and assists in the negotiation of price and terms and conditions. We obtain business from the local and major international insurance brokers and typically pay a commission to brokers for any business accepted and bound. Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business. In our opinion, no material part of our business is dependent upon a single insured or group of insureds. We do not believe that the loss of any one insured would have a material adverse effect on our financial condition or results of operations.

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

The insurance industry is changing rapidly. Our ability to compete is dependent on a number of factors, particularly our ability to maintain the appropriate financial strength ratings as assigned by independent rating agencies and effectively using digital capabilities in an everchanging competitive landscape and incorporating, among other things, climate and environmental changes into our insurance processes, products, and services. Our broad market capabilities in personal, commercial, specialty, and A&H lines made available by our underwriting expertise, business infrastructure, and global presence, help define our competitive advantage. Our superior claims service is a significant asset to our business, our business partners and customers, and is unique in the industry. Our strong balance sheet is attractive to businesses, and our strong capital position and global platform affords us opportunities for growth not available to smaller, less diversified insurance companies. Refer to “Segment Information” for competitive environment by segment.

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

Human Capital Management
Our employees are critical to our mission to protect the present and build a better future, by providing our customers with the security from risk that allows people and businesses to grow and prosper. To accomplish this mission, we seek to attract and retain the very best insurance professionals and to provide an inclusive and supportive culture that allows all of our employees to reach their full potential as we deliver insurance solutions and claims service for individuals, families and businesses of all sizes. Our highly collaborative, inclusive approach helps us drive better business outcomes. We track and report internally on key talent metrics including employee demographics, critical role succession planning, diversity data, and employee retention and engagement. This information is regularly reported to senior management as well as the Chubb Board of Directors. On December 31, 2021, we employed approximately 31,000 people in 54 countries and territories around the world, including 51.4 percent in North America, 12.3 percent in Europe, Eurasia and Africa, 20.0 percent in Asia, and 16.3 percent in Latin America. While we have not been immune from voluntary turnover generally reflecting the highly competitive environment for talent, we believe we have effectively managed it through talent acquisition and retention actions. We believe that employee relations are good. The average age of our workforce is 41.4 years and the average tenure is 8.2 years.

Diversity, Equity and Inclusion
Diversity, equity and inclusion are integral to Chubb’s culture. We recognize our responsibility to provide opportunity within our own organization, where we aim to foster a diverse and inclusive meritocracy. Our extensive efforts in this area include mentorships, affinity groups, diversity awareness training, and education, open dialogue on race and racism, management development programs, and inclusive hiring practices.

We set goals and track progress on improving gender and racial diversity, particularly at the leadership levels and with early career program hires. We also look at the diversity rates in our hires and promotions and the diversity of our candidate interview slates for leadership roles. In 2021, there was year over year progress on gender and racial diversity at the leadership level, most notably on gender and racial diversity at our senior vice president and above levels, and we also improved the diversity of hiring into our development programs.

In 2021 we continued to support our Business Roundtables (our employee affinity groups) and Regional Inclusion Councils, which promote dynamic networking across the business and engage hundreds of employees in constructive dialogue. These circles of support focus on employee onboarding, development and retention and help us build stronger relationships with, and gain deeper insights into, our varied customer and distribution partner communities. Other programs include Chubb Start, which supports the continuous professional development of women who are early in their careers, and Chubb Signatures, a global and regional lecture series for successful senior women, diverse men and inclusion champions to share their unique backgrounds, experiences and hard-earned lessons in business. We also added programs in 2021 that support inclusive leadership, including a focus on inclusive hiring practices and intentional inclusion training to create greater awareness and proficiency in attracting and hiring diverse talent and building diverse teams. We played a key role in establishing an industry group – the Black Insurance Industry Collective (BIIC) – whose mission is to accelerate the advancement of Black professionals within the insurance industry and to increase representation of Black leaders at the executive level through leadership development, mentoring, sponsorships and networking within the industry. In addition, we remain attuned to demographic shifts within our workforce and society to evaluate and update employee policies, procedures and systems that reflect this commitment. We depend on our culture of leadership accountability to continue progress in diversity, equity and inclusion at Chubb.

Attraction, Development and Retention
The foundation to Chubb’s long-term success is our disciplined approach to attracting, developing and retaining the next generation of insurance professionals and leaders. We strive to be an inclusive meritocracy, where all employees regardless of race, gender or background can thrive. Learning and professional development are central to the Chubb culture, and we are committed to providing opportunities to evolve professionally. Our talent development efforts are for all employee levels and we expect our employees to own and drive their development by availing themselves of the structured and unstructured learning we offer, including on-the-job training, personal interaction and involvement, and online and classroom learning. Chubb has made substantial investments for a robust technical and leadership development environment and, where appropriate, fills open positions with internal sourcing of talent.

In addition, in response to the increasingly competitive labor market, we have taken steps to retain key talent, with competitive compensation actions including long-term incentives and more development opportunities, and to deepen our talent acquisition efforts by adding more recruiters and enhancing our employee referral program. Globally, we promoted more than 4,700 employees and successfully recruited more than 4,500 new employees (including more than 360 into early career programs) to fill openings and to support our growth plans.

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

Segment Information
Chubb operates through six business segments: North America Commercial P&C Insurance, North America Personal P&C Insurance, North America Agricultural Insurance, Overseas General Insurance, Global Reinsurance, and Life Insurance. In 2021, consolidated net premiums earned (NPE) was $36.4 billion. Additional financial information about our segments is included in Note 15 to the Consolidated Financial Statements.

North America Commercial P&C Insurance (42 percent of 2021 Consolidated NPE)

Overview
The North America Commercial P&C Insurance segment comprises operations that provide commercial and consumer P&C insurance and services to large, middle market, and small commercial businesses in the U.S., Canada, and Bermuda. This segment includes:
•Major Accounts (39 percent of this segment's 2021 NPE), the retail division focused on large institutional organizations and corporate companies
•Commercial Insurance (40 percent of this segment's 2021 NPE), which includes the retail division focused on middle market customers and small businesses
•Westchester and Chubb Bermuda (21 percent of this segment's 2021 NPE), our wholesale and specialty divisions

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

The Major Accounts operations are organized into the following distinct business units, each offering specialized products and services targeted at specific markets:
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

The Commercial Insurance operations, which include Small Commercial, provides a broad range of P&C, financial lines, and A&H products targeted to U.S and Canadian-based middle market customers in a variety of industries, while the Small Commercial operations provide a broad range of property and casualty, workers' compensation, small commercial management and professional liability for small businesses based in the U.S.
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

Wholesale and Specialty comprises Westchester and Chubb Bermuda.
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
North America Personal P&C Insurance (14 percent of 2021 Consolidated NPE)

Overview
The North America Personal P&C Insurance segment includes the business written by Chubb Personal Risk Services division, which includes high net worth personal lines business, with operations in the U.S. and Canada. This segment provides affluent and high net worth individuals and families with homeowners, high value automobile and collector cars, valuable articles (including fine arts), personal and excess liability, travel insurance, cyber, and recreational marine insurance and services. Our homeowners business, including valuable articles, represented 69 percent of North America Personal P&C Insurance’s net premiums earned in 2021.

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

North America Agricultural Insurance (6 percent of 2021 Consolidated NPE)

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

Overseas General Insurance (29 percent of 2021 Consolidated NPE)

Overview
The Overseas General Insurance segment comprises Chubb International, our retail division, and Chubb Global Markets (CGM), our wholesale division. Chubb International comprises our international retail commercial P&C and corporate A&H traditional and specialty lines serving large corporations, middle market and small customers; consumer A&H and traditional and specialty personal lines business serving local territories outside the U.S., Bermuda, and Canada. CGM, our London-based international specialty and excess and surplus lines wholesale business, includes Lloyd's of London (Lloyd's) Syndicate 2488, a wholly-owned Chubb syndicate supported by funds at Lloyd’s provided by Chubb Corporate Members. Syndicate 2488 has an underwriting capacity of £550 million for the Lloyd’s 2022 account year. The syndicate is managed by Chubb’s Lloyd’s managing agency, Chubb Underwriting Agencies Limited.

Products and Distribution
Chubb International maintains a presence in every major insurance market in the world and is organized geographically along product lines as follows: Europe, Middle East and Africa; Asia Pacific and Japan; and Latin America. Products offered include commercial P&C and corporate A&H lines, including specialty coverages and services, and consumer lines, including A&H and personal lines insurance products. Chubb International's P&C business is generally written, on both a direct and assumed basis, through major international, regional, and local brokers and agents. Certain branded products are also offered via digital-commerce platforms, allowing agents and brokers to quote, bind, and issue policies at their convenience. Property insurance products include traditional commercial fire coverage, as well as energy industry-related, marine, construction, and other technical coverages. Principal casualty products are commercial primary and excess casualty, environmental, and general liability. A&H and other consumer lines products are distributed through brokers, agents, direct marketing programs, including thousands of telemarketers, and sponsor relationships. The A&H operations primarily offer personal accident and supplemental medical coverages including accidental death, business/holiday travel, specified disease, disability, medical and hospital indemnity, and income protection. We are not in the primary healthcare business. With respect to our supplemental medical and hospital indemnity products, we typically pay fixed amounts for claims and are therefore largely insulated from the direct impact of rising healthcare costs. Chubb International specialty coverages include D&O, professional indemnity, cyber, surety, aviation, political risk, and specialty personal lines products. Chubb International personal lines operations provide a wide range of consumer lines products to meet the needs of specific target markets around the world. Products include high net worth homes, traditional homeowners, automobile, and specialty products that cover smart phones, spectacles, and personal cyber risk.

Chubb International’s presence in China also includes its 47.3 percent ownership interest in Huatai Group. Huatai Group wholly owns Huatai Property & Casualty Insurance Co., Ltd. (Huatai P&C). Therefore, Chubb owns an approximately 47.3 percent indirect ownership interest in Huatai P&C, which provides a range of commercial and personal P&C products in China, including property, professional liability, product liability, employer liability, business interruption, marine cargo, personal accident, and specialty risk. These products are marketed through a variety of distribution channels including over 200 licensed sales locations in 28 Chinese provinces. Chubb is in the process of increasing its ownership interest in Huatai Group.

CGM offers products through its parallel distribution network via two legal entities, Chubb European Group SE (CEG) and Chubb Underwriting Agencies Limited, managing agent of Syndicate 2488. CGM uses the Syndicate to underwrite P&C business on a global basis through Lloyd's worldwide licenses. CGM uses CEG to underwrite similar classes of business through its network of U.K. and European licenses, and in the U.S. where it is eligible to write excess and surplus lines business. Factors influencing the decision to place business with the Syndicate or CEG include licensing eligibilities and client/broker preference. All business underwritten by CGM is accessed through registered brokers. The main lines of business include aviation, property, energy, professional lines, marine, financial lines, political risk, and credit.

Competitive Environment
Chubb International's primary competitors include U.S.-based companies with global operations, as well as non-U.S. global carriers and indigenous companies in regional and local markets. For the A&H lines of business, locally based competitors also include financial institutions and bank owned insurance subsidiaries. Our international operations have the distinct advantage of being part of one of the few international insurance groups with a global network of licensed companies able to write policies on a locally admitted basis. Our international operations also have the advantage of selling products through a variety of distribution channels including partnerships with major international, regional, and local brokers and agents. Additionally, as noted above, certain branded products are also offered via digital-commerce platforms. The principal competitive factors that affect the international operations are underwriting expertise and pricing, relative operating efficiency, product differentiation, producer relations, and the quality of policyholder services. A competitive strength of our international operations is our global network and breadth of insurance programs, which assist individuals and business organizations to meet their risk management objectives, while also having a significant presence in all of the countries in which we operate, giving us the advantage of accessing local technical expertise and regulatory environments, understanding local markets and culture, accomplishing a spread of risk, and offering a global network to service multinational accounts.

CGM is one of the preeminent international specialty insurers in London and is an established lead underwriter on a significant portion of the risks it underwrites for all lines of business. All lines of business face competition, depending on the business class, from Lloyd's syndicates, other carriers operating in the London market, and other major international insurers and reinsurers. Competition for international risks is also seen from domestic insurers in the country of origin of the insured. CGM differentiates itself from competitors through long standing experience in its product lines, its multiple insurance entities (Syndicate 2488 and CEG), and the quality of its underwriting and claims service.

Global Reinsurance (2 percent of 2021 Consolidated NPE)

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

Chubb Tempest Re Bermuda principally provides property catastrophe reinsurance to insurers of commercial and personal property. Property catastrophe reinsurance is on an occurrence or aggregate basis and protects a ceding company against an accumulation of losses covered by its issued insurance policies, arising from a common event or occurrence. Chubb Tempest Re Bermuda underwrites reinsurance principally on an excess of loss basis, meaning that its exposure only arises after the ceding company's accumulated losses have exceeded the attachment point of the reinsurance policy. Chubb Tempest Re Bermuda also writes other types of reinsurance on a limited basis for some select clients.

Chubb Tempest Re USA offers an array of traditional and specialty P&C reinsurance for the North American market, principally on a treaty basis, with a focus on writing property and casualty reinsurance. Chubb Tempest Re USA underwrites reinsurance on both a proportional and excess of loss basis.

Chubb Tempest Re International offers an array of traditional and specialty P&C reinsurance to insurance companies worldwide, with emphasis on non-U.S. and non-Canadian risks, including but not limited to property, property catastrophe, casualty, marine, and specialty through its London- and Zurich-based offices. Chubb Tempest Re International underwrites reinsurance on both a proportional and excess of loss basis.

Chubb Tempest Re Canada offers an array of traditional and specialty P&C, and reinsurance for the Canadian market, including but not limited to casualty, property, property catastrophe, surety, and crop hail. Chubb Tempest Re Canada underwrites reinsurance on both a proportional and excess of loss basis.

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

Life Insurance (7 percent of 2021 Consolidated NPE)

Overview
The Life Insurance segment comprises our international life operations (Chubb Life), Chubb Tempest Life Re (Chubb Life Re), and the North American supplemental A&H and life business of Combined Insurance.

Products and Distribution
Chubb Life provides individual life and group benefit insurance primarily in Asia, including Hong Kong, Indonesia, South Korea, Taiwan, Thailand, Vietnam, and Myanmar; throughout Latin America; selectively in Europe; Egypt; and in China through our direct and indirect investments in Huatai Group and Huatai Life Insurance Co., Ltd. (Huatai Life). Chubb Life offers a broad portfolio of protection and savings products including whole life, endowment plans, individual term life, group term life, medical and health, personal accident, credit life, universal life, Group Employee benefits, unit linked contracts, and credit protection insurance for automobile, motorcycle, and home loans. The policies written by Chubb Life generally provide funds to beneficiaries of insureds after death and/or protection and/or savings benefits while the contract owner is living. We earn income from both insurance contracts subject to mortality and morbidity risks and investment contracts not subject to insurance risks. Funds received from policyholders for investment contracts are not recorded as premium revenue, but rather as a policyholder deposits with an offsetting policy holder account balance liability on the balance sheet. We earn income on investment contracts from both net investment spreads on policy holder account balances and fees for management and administrative services. The size of policyholder account balances will primarily determine the amount of income generated from investment contracts. These investment contracts are an important component of production and are key to our efforts to grow our business. Chubb Life sells to consumers through a variety of distribution channels including captive and independent agencies, bancassurance, worksite marketing, retailers, brokers, telemarketing, mobilassurance, and direct to consumer marketing. We continue to expand Chubb Life with a focus on opportunities in developing markets that we believe will result in strong and sustainable operating profits as well as a favorable return on capital commitments over time. Our dedicated captive agency distribution channel, whereby agents sell Chubb Life products exclusively, enables us to maintain direct contact with the individual consumer, promote quality sales practices, and exercise greater control over the future of the business. We have developed a substantial sales force of agents principally located in our Asia-Pacific countries. As of December 31, 2021, Chubb had a 57.7 percent direct and indirect ownership interest in Huatai Life, comprising a 20 percent direct ownership interest as well as a 37.7 percent indirect ownership interest through Huatai Group, the parent company of Huatai Life. Huatai Life commenced operations in 2005 and has since grown to become one of the larger life insurance foreign joint ventures in China. Huatai Life offers a broad portfolio of insurance products including whole life, universal life, medical and health, personal accident, and disability. These products are marketed through a variety of distribution channels including over 400 licensed sales locations in 20 Chinese provinces. Chubb is in the process of increasing its ownership interest in Huatai Group. We also have an indirect investment in Huatai Asset Management, a third-party investment management firm, through our direct ownership in Huatai Group.

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

Combined Insurance distributes specialty supplemental A&H and life insurance products targeted to middle income consumers and businesses in the U.S. and Canada through both direct marketing and worksite sales, through our Chubb Workplace Benefits platform. Combined Insurance's substantial North American sales force distributes a wide range of supplemental accident and sickness insurance products, including personal accident, short-term disability, critical illness, Medicare supplement products, and hospital confinement/recovery. Most of these products are primarily fixed-indemnity benefit obligations and are not directly subject to escalating medical cost inflation.

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
Corporate

Corporate results primarily include results of all run-off asbestos and environmental (A&E) exposures, the results of our run-off Brandywine business, the results of Westchester specialty operations for 1996 and prior years, certain other run-off exposures including molestation exposures, and income and expenses not attributable to reportable segments and the results of our non-insurance companies. The run-off operations do not actively sell insurance products, but are responsible for the management of existing policies and settlement of related claims.

Our exposure to A&E, abuse or molestation claims principally arises out of liabilities acquired when we purchased Westchester Specialty in 1998, CIGNA’s P&C business in 1999, and The Chubb Corporation in 2016. The A&E liabilities principally relate to claims arising from bodily-injury claims related to asbestos products and remediation costs associated with hazardous waste sites.

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

Actuaries in each region work closely with the underwriting teams to provide additional expertise in the underwriting process. We use internal and external data together with sophisticated analytical, catastrophe loss and risk modeling techniques to ensure an appropriate understanding of risk, including diversification and correlation effects, across different product lines and territories. We recognize that climate changes and weather patterns are integral to our underwriting process and we continually adjust our process to address these changes. This is intended to help ensure that exposures are priced appropriately and resulting losses are contained within our risk tolerance and appetite for individual product lines, businesses, and Chubb as a whole. Our use of such tools and data also reflects an understanding of their inherent limitations and uncertainties. We also purchase protection from third parties, including, but not limited to, reinsurance as a tool to diversify risk and limit the net loss potential of catastrophes and large or unusually hazardous risks. For additional information refer to "Risk Factors" under Item 1A, “Reinsurance Protection”, below, “Catastrophe Management” and “Global Property Catastrophe Reinsurance Program”, under Item 7, and Note 5 to the Consolidated Financial Statements, under Item 8.

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

In general, we seek to place our reinsurance with highly rated companies with which we have a strong trading relationship. For additional information refer to “Catastrophe Management” and “Global Property Catastrophe Reinsurance Program” under Item 7, and Note 5 to the Consolidated Financial Statements, under Item 8.

Unpaid Losses and Loss Expenses
We establish reserves for unpaid losses and loss expenses, which are estimates of future payments on reported and unreported claims for losses and related expenses, with respect to insured events that have occurred. These reserves are recorded in Unpaid losses and loss expenses in the Consolidated balance sheets. The process of establishing loss and loss expense reserves for P&C claims can be complex and is subject to considerable uncertainty as it requires the use of informed estimates and judgments based on circumstances known at the date the loss is recognized. These estimates and judgments are based on numerous factors, and may be revised as additional experience and other data become available and are reviewed, as new or improved methodologies are developed, or as laws change. Internal actuaries regularly analyze the levels of loss and loss expense reserves, taking into consideration factors that may impact the ultimate settlement value of the unpaid losses and loss expenses. These analyses could result in future changes in the estimates of loss and loss expense reserves or reinsurance recoverables and any such changes would be reflected in our results of operations in the period in which the estimates are changed. Losses and loss expenses are charged to income as incurred. The reserve for unpaid losses and loss expenses represents the estimated ultimate losses and loss expenses less paid losses and loss expenses, and comprises case reserves and incurred but not reported (IBNR) reserves. With the exception of certain structured settlements, for which the timing and amount of future claim payments are reliably determinable, and certain reserves for unsettled claims, our loss reserves are not discounted for the time value of money. The net undiscounted reserves related to structured settlements and certain reserves for unsettled claims are immaterial.

For each product line, management, after consultation with internal actuaries, develops a “best estimate” of the ultimate settlement value of the unpaid losses and loss expenses that it believes provides a reasonable estimate of the required reserve. We evaluate our estimates of reserves quarterly in light of developing information. While we are unable at this time to determine whether additional reserves may be necessary in the future, we believe that our reserves for unpaid losses and loss expenses are adequate at December 31, 2021. Future additions to reserves, if needed, could have a material adverse effect on our financial condition, results of operations, and cash flows. For additional information refer to “Critical Accounting Estimates – Unpaid losses and loss expenses”, under Item 7, and Note 7 to the Consolidated Financial Statements, under Item 8.

Investments
Our objective is to maximize investment income and total return while ensuring an appropriate level of liquidity, investment quality, and diversification. As such, Chubb's investment portfolio is invested primarily in investment-grade fixed-income securities as measured by the major rating agencies. We also invest in limited partnerships and investment funds. We do not allow leverage in our investment portfolio. The critical aspects of the investment process are controlled by Chubb Asset Management, an indirect wholly-owned subsidiary of Chubb. These aspects include asset allocation, portfolio and guideline design, risk management, and oversight of external asset managers. In this regard, Chubb Asset Management:

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

Regulation
Our insurance and reinsurance subsidiaries conduct business globally, including in all 50 states of the United States, the District of Columbia, and all U.S. Territories. Our business is subject to varying degrees of regulation and supervision in each of the jurisdictions in which our insurance and reinsurance subsidiaries are domiciled and on a group basis. The laws and regulations of the jurisdictions in which our insurance and reinsurance subsidiaries are domiciled require among other things that these subsidiaries maintain minimum levels of statutory capital, surplus, and liquidity, meet solvency standards, and submit to periodic examinations of their financial condition. The complex regulatory environments in which Chubb operates are subject to change and are regularly monitored.

Group Supervision
The Pennsylvania Insurance Department (Department) is the group-wide supervisor for the Chubb Group of Companies. In consultation with other insurance regulatory bodies that oversee Chubb's insurance activities, the Department has convened the Chubb Supervisory College (College) bi-annually since 2012, with regulator-only interim Colleges held in intervening years since 2017. The most recent regulators-only College was held in September 2021. During these meetings, the College reviewed extensive information about Chubb, without material adverse comment.

The following is an overview of regulations for our operations in Switzerland, the U.S., Bermuda, and other international locations.

Swiss Operations
The Swiss Financial Market Supervisory Authority (FINMA) has the discretion to supervise Chubb on a group-wide basis. However, FINMA acknowledges the Department's assumption of group supervision over us.

In 2008, we formed Chubb Insurance (Switzerland) Limited which offers property and casualty insurance to Swiss companies, A&H insurance for individuals of Swiss corporations, and reinsurance predominantly in continental Europe. We have also formed a reinsurance subsidiary named Chubb Reinsurance (Switzerland) Limited, which we operate as primarily a provider of reinsurance to Chubb entities. Both companies are licensed and governed by FINMA.

U.S. Operations
Our U.S. insurance subsidiaries are subject to extensive regulation by the states in which they do business. The laws of the various states establish departments of insurance with broad authority to regulate, among other things: the standards of solvency that must be met and maintained, the licensing of insurers and their producers, approval of policy forms and rates, the nature of and limitations on investments, restrictions on the size of the risks which may be insured under a single policy, deposits of securities for the benefit of policyholders, requirements for the acceptability of reinsurers, periodic examinations of the affairs of insurance companies, the form and content of reports of financial condition required to be filed, and the adequacy of reserves for unearned premiums, losses, and other exposures.

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

We are also required to file annually with the Department an enterprise risk report that identifies material risks within our system that could pose enterprise risk to our U.S. insurers, a disclosure report that identifies our corporate governance practices, and a report reflecting our internal assessment of material risks associated with our current business plan and the sufficiency of our capital resources to support those risks. The National Association of Insurance Commissioners (NAIC) adopted a model law which requires companies to submit a group capital calculation (GCC) report that will assist regulators in identifying risks that may emanate from a holding company system. The GCC is intended to provide a baseline quantitative measure for group risks and meet the requirement under the current covered agreements between the U.S. and the European Union and between the U.S. and the U.K.

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

Government intervention continued in the insurance and reinsurance markets in relation to terrorism coverage in the U.S. (and through industry initiatives in other countries). The U.S. Terrorism Risk Insurance Act (TRIA), which was enacted in 2002 to ensure the availability of insurance coverage for certain types of terrorist acts in the U.S., was extended under the Terrorism Risk Insurance Program Reauthorization Act of 2019 (TRIPRA) through December 31, 2027, and applies to certain of our operations.

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

We are subject to the New York Department of Financial Services’ Cybersecurity Regulation (the NYDFS Cybersecurity Regulation) which mandates detailed cybersecurity standards for all institutions, including insurance entities, authorized by the NYDFS to operate in New York. Among the requirements are the maintenance of a cybersecurity program with governance controls, risk-based minimum data security standards for technology systems, cyber breach preparedness and response requirements, including reporting obligations, vendor oversight, training, program record keeping, and certification obligations. Because our North America systems are integrated, our companies domiciled in other states may also be impacted by this requirement.

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

In order to minimize the risk of a shortfall in capital arising from an unexpected adverse deviation the BMA has established a threshold capital level, (termed the Target Capital Level (TCL)), set at 120 percent of ECR, that serves as an early warning tool for the BMA. Failure to maintain statutory capital at least equal to the TCL would likely result in increased BMA regulatory oversight.

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

Enterprise Risk Management
As an insurer, Chubb is in the business of profitably managing risk for its customers. Since risk management must permeate an organization conducting a global insurance business, we have an established Enterprise Risk Management (ERM) framework, which encompasses climate risk, that is integrated into management of our businesses and is led by Chubb's senior management. As a result, ERM is a part of the day-to-day management of Chubb and its operations.
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
•Risk Modeling: develop and use various data-sets, advanced analytics, metrics and processes (such as probabilistic exposure and economic capital models to assess aggregation risk from natural and other catastrophes) that help business and corporate leaders make informed underwriting, portfolio management and risk management decisions within a consistent risk/reward framework;
•Governance:
•establish and coordinate risk guidelines that reflect the corporate appetite for risk;
•monitor exposure accumulations relative to established guidelines; and
•ensure effective internal risk management communication up to management and the Board, (including our Risk & Finance Committee and our Nominating & Governance Committee), down to the various business units and legal entities, and across the firm; and
•Disclosure: develop protocols and processes for risk-related disclosure internally as well as externally to rating agencies, regulators, shareholders and analysts.

Chubb Group's Risk and Underwriting Committee (RUC) reports to and assists the Chief Executive Officer (CEO) in the oversight and review of the ERM framework which covers the processes and guidelines used to manage the entire landscape of insurance, financial, strategic, and operational risks. The RUC is chaired by Chubb Group’s Chief Risk Officer (Chair). The RUC meets at least monthly, and is comprised of Chubb Group's most senior executives which, in addition to the Chair, includes the CEO, President and Chief Operating Officer, Chief Financial Officer, Chief Investment Officer, Chief Actuary, Chief Claims Officer, General Counsel, President – North America Insurance, President – Overseas General Insurance, Deputy Chief Risk Officer, and Chief Underwriting Officer.

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

Climate Change Risk Management

Chubb has a comprehensive, coordinated global environmental program that is embedded in all areas of the organization and its activities and performance are reported to the RUC and executive team. Chubb’s Vice Chairman, Global Underwriting and Claims is the senior executive responsible for overseeing the global environmental program. The Vice Chairman reports to the CEO of Chubb who approves the goals and objectives of the environmental program. The Vice Chairman is a member of the Executive Committee, which comprises the most senior executive leaders, and has executive management responsibility for the execution of underwriting and portfolio management decisions and responses related to climate change.

Our Climate Sustainability Manager (CSM), who reports to the Vice Chairman, manages the global environmental program and is responsible for identifying and implementing opportunities for climate related products and services. The CSM chairs two committees as part of Chubb’s climate management, the Climate Advisory Group (CAG) and the Operational Climate Committee (OCC). The CAG includes Chubb leaders across business units and functions (e.g. Underwriting, Claims, Risk Engineering, Enterprise Risk Management) and collaborates cross-divisionally to pursue opportunities to develop and expand climate–relevant products and services. The OCC oversees the operationally focused climate and environmental sustainability policies, strategies and programs of Chubb, which include Chubb’s greenhouse gas measurement and reduction activities. The CAG meets six times per year to assess risks and to develop and expand climate-relevant products and services.

The potential impacts of climate change on the insurance industry, including Chubb, are complex, myriad and will develop over a multi-year time horizon. These risks primarily include physical risks, and to a lesser extent transition risks and liability risks. Physical risks arise from direct weather–related events, such as floods, storms and wildfire. The effects therein comprise direct impacts to insurers, such as damage to property.

Our insurance contracts are typically renewable annually. Consequently, we can respond to changes as needed by adjusting our pricing or by restricting our exposure.

As described in "Catastrophe Management" under Item 7, Chubb uses catastrophe models to quantify natural catastrophe risk for product pricing and portfolio management purposes. Based on science and our own experience to date, we have conducted extensive work to understand the potential impact of climate change on our risk profile. These findings actively inform our underwriting risk appetite for property-related exposures for wild-fire, where we have significantly reduced our business in certain western states, and other perils such as flood and hurricane.

Chubb regularly applies exclusions as part of its underwriting process, which depend on the specific conditions and circumstances of the risk being evaluated. Those exclusions may reflect environmental, social and governance (ESG) and climate-related considerations, such as restricted participation in certain industries, including mining and reclamation operations, oil refining, pipeline and related distribution operations, and chemical manufacturing and distribution. On July 1, 2019, Chubb adopted a policy limiting underwriting in companies involved in thermal coal. Additionally, we continue to assess our investment in carbon–intensive industries and plans for transitioning to a lower–carbon economy. As part of this assessment, Chubb has pledged to not make new debt or equity investments in companies that generate more than 30 percent of revenues from thermal coal mining or energy production from coal. Chubb also closely follows emerging trends in climate litigation to assess potential risks to additional insurance products.

Chubb mitigates exposure to climate change risk by hedging catastrophe risk in our insurance portfolio through both reinsurance and capital markets, and our investment portfolio through the diversification of risk, industry, location, type and duration of security. Asset concentrations are actively managed in hurricane-and flood-exposed areas, and our investment portfolio is relatively short-dated with an average duration of about four years.

Chubb supports industries involved in mitigating climate risk, by offering solutions to Cleantech companies, the renewable energy sector, and for green building restoration by providing coverage for additional costs associated with repair or replacement to a “green” standard not covered by traditional property insurance policies.

Tax Matters
Refer to “Risk Factors”, under Item 1A and Note 1 o) and Note 8 to the Consolidated Financial Statements, under Item 8.

Information about our Executive Officers

Name	Age	Position
Evan G. Greenberg	67	Chairman, Chief Executive Officer, and Director
John W. Keogh	57	President and Chief Operating Officer
Peter C. Enns	56	Executive Vice President and Chief Financial Officer
John J. Lupica	56	Vice Chairman; President, North America Insurance
Joseph F. Wayland	64	Executive Vice President and General Counsel
Sean Ringsted	59	Executive Vice President, Chief Digital Business Officer, and Chief Risk Officer
Timothy A. Boroughs	72	Executive Vice President and Chief Investment Officer
Paul J. Krump	62	Vice Chairman, Global Underwriting and Claims
Juan Luis Ortega	47	Executive Vice President; President, Overseas General Insurance

Evan G. Greenberg has been a director of Chubb Limited since August 2002. Mr. Greenberg was elected Chairman of the Board of Directors in May 2007. Mr. Greenberg was appointed to the position of President and Chief Executive Officer of Chubb Limited in May 2004, and in June 2003, was appointed President and Chief Operating Officer of Chubb Limited. Mr. Greenberg was appointed to the position of Chief Executive Officer of Chubb Overseas General in April 2002. He joined Chubb as Vice Chairman, Chubb Limited, and Chief Executive Officer of Chubb Tempest Re in November 2001. Prior to joining Chubb, Mr. Greenberg was President and Chief Operating Officer of American International Group (AIG), a position he held from 1997 until 2000.

John W. Keogh was appointed President of Chubb in December 2020, and has served as Chief Operating Officer since July 2011. Mr. Keogh was appointed Vice Chairman of Chubb Limited in 2010 and Executive Vice Chairman in 2015. Mr. Keogh joined Chubb in 2006 as Chairman, Insurance – Overseas General. Before joining Chubb, Mr. Keogh held a range of positions with increasing responsibility during a 20-year career with AIG, including Senior Vice President, Domestic General Insurance, and President and Chief Executive Officer of National Union Fire Insurance Company of Pittsburgh, an AIG member company. He began his insurance career as an underwriter with AIG in 1986.

Peter C. Enns was appointed Executive Vice President and Chief Financial Officer of Chubb Limited in July 2021. Mr. Enns, who joined Chubb in April 2021 as Executive Vice President, Finance, has more than 30 years of finance and investment banking experience. Before joining Chubb, Mr. Enns held several management positions at HSBC from 2018 to 2020, including Global Head of Financial Institutions Group, Global Co-Head of Corporate Finance Coverage, and Global Co-Head of Investment Banking Coverage. Prior to HSBC, Mr. Enns held several senior positions through 2017 during a more than 20-year career at Goldman Sachs, including Chairman and CEO of Goldman Sachs Canada, Head of the Asia Financial Institutions Group, and Partner of the U.S. Financial Institutions Group.

John J. Lupica was appointed President, North America Insurance in September 2020 and has served as Vice Chairman of Chubb since November 2013. Prior to his current role, Mr. Lupica served in several senior management positions since joining Chubb in 2000, including President, North America Major Accounts and Specialty Insurance; Chairman, Insurance - North America; Chief Operating Officer, Insurance - North America; President of ACE USA; Division President of U.S. Professional Risk business and U.S. Regional Operations; and Executive Vice President of Professional Risk. Prior to joining Chubb, he served as Senior Vice President for Munich-American Risk Partners, Inc. He also held various management positions at AIG.

Joseph F. Wayland was appointed Executive Vice President of Chubb Limited in January 2016, and General Counsel and Secretary of Chubb Limited in July 2013. Mr. Wayland joined Chubb from the law firm of Simpson Thacher & Bartlett LLP, where he was a partner since 1994. From 2010 to 2012, he served in the United States Department of Justice, first as Deputy Assistant Attorney General of the Antitrust Division, and was later appointed as the Acting Assistant Attorney General in charge of that division.

Sean Ringsted was appointed Executive Vice President and Chief Digital Business Officer in February 2017 and Chief Risk Officer in November 2008. Mr. Ringsted previously served as Chief Actuary of Chubb Limited from November 2008 to January 2017, Chief Actuary of Chubb Group from 2004 to 2008, Executive Vice President and Chief Risk Officer for Chubb Tempest Re from 2002 to 2004, and Senior Vice President and Chief Actuary for Chubb Tempest Re from 1998 to 2002. Prior to joining Chubb, Mr. Ringsted was a consultant at Tillinghast-Towers Perrin.

Timothy A. Boroughs was appointed Chief Investment Officer of Chubb Group in 2000 and Executive Vice President in 2014. Prior to joining Chubb, Mr. Boroughs was Director of Fixed Income at Tudor Investment Corporation from 1997 to 2000, and Managing Partner and Director of Global Leveraged Investment Activity at Fischer Francis Trees & Watts from 1976 to 1997.

Paul J. Krump was appointed Vice Chairman, Global Underwriting and Claims in September 2020. Prior to his current role, from 2016 to 2020, Mr. Krump served as Executive Vice President, Chubb Group and President, North America Commercial and Personal Insurance. Before Chubb Limited’s January 2016 acquisition of The Chubb Corporation, Mr. Krump served as Chief Operating Officer of The Chubb Corporation, responsible for the company’s Commercial, Specialty, Personal and Accident & Health insurance lines; Claims; Global Field Operations; Information Technology; Human Resources; Communications; and External Affairs. Mr. Krump joined The Chubb Corporation in 1982 as a commercial underwriting trainee in the Minneapolis office. He held numerous headquarters and field positions in the United States and Europe, including President of Personal Lines and Claims and President of Commercial and Specialty Lines.

Juan Luis Ortega was appointed Executive Vice President, Chubb Group and President, Overseas General Insurance in August 2019. Mr. Ortega previously served as Senior Vice President, Chubb Group and Regional President of Latin America from 2016 to 2019, and Regional President of Asia Pacific from 2013 to 2016. Mr. Ortega had also held several senior roles since joining Chubb in 1999, including Senior Vice President, Accident & Health, for the Asia Pacific region from 2011 to 2013 and Senior Vice President and Regional Head of Accident & Health for the Latin America region from 2008 to 2010. Mr. Ortega joined Chubb in 1999 and advanced through a series of accident and health and credit insurance management positions in Miami, Puerto Rico and Mexico, before being named Country President of Chile in 2005.

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
We have substantial exposure to losses resulting from natural disasters, man-made catastrophes, such as terrorism or cyber-attack, and other catastrophic events, including pandemics. This could impact a variety of our businesses, including our commercial and personal lines, and life and accident and health (A&H) products. Catastrophes can be caused by various events, including hurricanes, typhoons, earthquakes, hailstorms, droughts, explosions, severe winter weather, fires, war, acts of terrorism, nuclear accidents, political instability, and other natural or man-made disasters, including a global or other wide-impact pandemic or a significant cyber-attack. The incidence and severity of catastrophes are inherently unpredictable and our losses from catastrophes could be substantial. In addition, climate change and resulting changes in global temperatures, weather patterns, and sea levels may both increase the frequency and severity of natural catastrophes and the resulting losses in the future and impact our risk modeling assumptions. We cannot predict the impact that changing climate conditions, if any, may have on our results of operations or our financial condition. Additionally, we cannot predict how legal, regulatory and/or social responses to concerns around global climate change and the resulting impact on various sectors of the economy may impact our business. Exposure to cyber risk is increasing systematically due to greater digital dependence and increases possible losses due to a catastrophic cyber event. Cyber catastrophic scenarios are not bound by time or geographic limitations and cyber catastrophic perils don’t have well-established definitions and fundamental physical properties. Rather, cyber risks are engineered by human actors and thus are continuously evolving, often in ways that are engineered specifically to evade established loss mitigation controls. The occurrence of claims from catastrophic events could result in substantial volatility in our results of operations or financial condition for any fiscal quarter or year. Although we attempt to manage our exposure to such events through the use of underwriting controls, risk models, and the purchase of third-party reinsurance, catastrophic events are inherently unpredictable and the actual nature of such events, when they occur, could be more frequent or severe than contemplated in our pricing and risk management expectations. As a result, the occurrence of one or more catastrophic events could have an adverse effect on our results of operations and financial condition.

COVID-19, the effects of global actions taken to contain its spread, and its economic and societal impact could adversely impact our businesses, invested assets, financial condition, and results of operations.
COVID-19 and related variants (the “pandemic”) is causing significant disruption to public health, the global economy, financial markets, and commercial, social and community activity generally. The pandemic has had a significant effect on our company’s business operations and, depending on the course of the pandemic and government responses, may continue to affect our current and future financial results. We may experience higher levels of loss and, claims activity in certain lines of business in excess of losses we have already recognized, and our premiums could also be adversely affected by any repeated or further suppression of global commercial activity that results in a reduction in insurable assets and other exposure. Financial conditions resulting from the pandemic may also have a negative effect on the value and quality of our portfolio of invested assets, thereby adversely affecting our investment returns and increasing our credit and related risk. Certain lines of our business, such as our variable annuity life reinsurance business, may require additional forms of collateral in the event of a decline in the securities and benchmarks to which those repayment mechanisms are linked.

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

Included in our loss reserves are liabilities for latent claims such as asbestos and environmental (A&E), which are principally related to claims arising from remediation costs associated with hazardous waste sites and bodily-injury claims related to exposure to asbestos products and environmental hazards. At December 31, 2021, gross A&E liabilities represented approximately 2.2 percent of our gross loss reserves. The estimation of these liabilities is subject to many complex variables including: the current legal environment; specific settlements that may be used as precedents to settle future claims; assumptions regarding trends with respect to claim severity and the frequency of higher severity claims; assumptions regarding the ability to allocate liability among defendants (including bankruptcy trusts) and other insurers; the ability of a claimant to bring a claim in a state in which it has no residency or exposure; the ability of a policyholder to claim the right to non-products coverage; whether high-level excess policies have the potential to be accessed given the policyholder's claim trends and liability situation; payments to unimpaired claimants; and the potential liability of peripheral defendants. Accordingly, the ultimate settlement of losses, arising from either latent or non-latent causes, may be significantly greater or less than the loss and loss expense reserves held at the balance sheet date. In addition, the amount and timing of the settlement of our P&C liabilities are uncertain and our actual payments could be higher than contemplated in our loss reserves owing to the impact of insurance, judicial decisions, and/or social inflation. If our loss reserves are determined to be inadequate, we may be required to increase loss reserves at the time of the determination and our net income and capital may be reduced.

The effects of emerging claim and coverage issues on our business are uncertain.
As industry practices and legislative, regulatory, judicial, social, financial, technological and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the frequency and severity of claims. In some instances, these changes may not become apparent until after we have issued insurance or reinsurance contracts that are affected by the changes. For example, recently enacted "reviver" legislation in certain states does allow civil claims relating to molestation to be asserted against policyholders that would otherwise be barred by statutes of limitations. As a result, the full extent of liability under our insurance or reinsurance contracts may not be known for many years after issuance.

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

However, there are inherent limitations in all of these tactics and no assurance can be given against the possibility of an event or series of events that could result in loss levels that could have an adverse effect on our financial condition or results of operations. It is also possible that losses could manifest themselves in ways that we do not anticipate and that our risk mitigation strategies are not designed to address. Additionally, various provisions of our policies, such as limitations or exclusions from coverage or choice of forum negotiated to limit our risks, may not be enforceable in the manner we intend. As a result, one or more natural or man-made catastrophes, terrorism, or other events could result in claims that substantially exceed our expectations, which could have an adverse effect on our results of operations and financial condition.

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

There is no guarantee our desired amounts of reinsurance or retrocessional reinsurance will be available in the marketplace in the future. In addition to capacity risk, the remaining capacity may not be on terms we deem appropriate or acceptable or with companies with whom we want to do business. Finally, we face some degree of counterparty risk whenever we purchase reinsurance or retrocessional reinsurance. Consequently, the insolvency of these counterparties, or the inability, or unwillingness of any of our present or future reinsurers to make timely payments to us under the terms of our reinsurance or retrocessional agreements could have an adverse effect on us. At December 31, 2021, we had $17.6 billion of reinsurance recoverables, net of reserves for uncollectible recoverables.

Certain active Chubb companies are primarily liable for A&E and other exposures they have reinsured to our inactive run-off company Century Indemnity Company (Century). At December 31, 2021, the aggregate reinsurance balances ceded by our active subsidiaries to Century were approximately $1.8 billion. Should Century's loss reserves experience adverse development in the future and should Century be placed into rehabilitation or liquidation, the reinsurance recoverables due from Century to its affiliates would be payable only after the payment in full of third-party expenses and liabilities, including administrative expenses and direct policy liabilities. Thus, the intercompany reinsurance recoverables would be at risk to the extent of the shortage of assets remaining to pay these recoverables. While we believe the intercompany reinsurance recoverables from Century are not impaired at this time, we cannot assure that adverse development with respect to Century's loss reserves, if manifested, will not result in Century's insolvency, which could result in our recognizing a loss to the extent of any uncollectible reinsurance from Century. This could have an adverse effect on our results of operations and financial condition.

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

Under reinsurance programs covering variable annuity guarantees, we assumed the risk of guaranteed minimum death benefits (GMDB) and guaranteed living benefits (GLB), principally guaranteed minimum income benefits (GMIB), associated with variable annuity contracts. We ceased writing this business in 2007. Our net income is directly impacted by the change in the reserve calculated in connection with the reinsurance of GMDB liability and by the change in the fair value of the GLB liability. Additionally, the fair value of GLB liabilities is impacted by market conditions. We view our variable annuity reinsurance business as having a similar risk profile to that of catastrophe reinsurance, with the probability of long-term economic loss relatively small at the time of pricing. Adverse changes in market factors and policyholder behavior will have an impact on both Life Insurance underwriting income and consolidated net income.

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
We have exposure to counterparties through a variety of commercial transactions and arrangements, including reinsurance transactions; agreements with banks, hedge funds and other investment vehicles; and derivative transactions, that expose us to credit risk in the event our counterparty fails to perform its obligations. This includes exposure to financial institutions in the form of secured and unsecured debt instruments and equity securities. Moreover, deposits paid in connection with our agreements to acquire additional shares of Huatai Group expose us to risk if the transactions are not completed.

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

Under the terms of certain high-deductible policies which we offer, such as workers’ compensation and general liability, our customers are responsible to reimburse us for an agreed-upon dollar amount per claim. In nearly all cases, we are required under such policies to pay covered claims first and then seek reimbursement for amounts within the applicable deductible from our customers. This obligation subjects us to credit risk from these customers. While we generally seek to mitigate this risk through collateral agreements and maintain a provision for uncollectible accounts associated with this credit exposure, an increased inability of customers to reimburse us in this context could have an adverse effect on our financial condition and results of operations. In addition, a lack of credit available to our customers could impact our ability to collateralize this risk to our satisfaction, which in turn, could reduce the amount of high-deductible policies we could offer.

Since we depend on a few brokers and agents for a large portion of our revenues, loss of business provided by any one of them could adversely affect us.
We market our insurance and reinsurance worldwide, primarily through independent insurance agents, insurance and reinsurance brokers, and bancassurance relationships. Accordingly, our business is dependent on the willingness of these agents and brokers to recommend our products to their customers, who may also promote and distribute the products of our competitors. Deterioration in relationships with our agent and broker distribution network or their increased promotion and distribution of our competitors' products could adversely affect our ability to sell our products. Loss of all or a substantial portion of the business provided by one or more of these agents and brokers could have an adverse effect on our business.

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

As stated, our fixed income portfolio is primarily invested in high quality, investment-grade securities. However, a smaller portion of the portfolio, approximately 18 percent at December 31, 2021, is invested in below investment-grade securities. These securities, which pay a higher rate of interest, also have a higher degree of credit or default risk and may also be less liquid in times of economic weakness or market disruptions. While we have put in place procedures to monitor the credit risk and liquidity of our invested assets, it is possible that, in periods of economic weakness (such as recession), we may experience credit or default losses in our portfolio, which could adversely affect our results of operations and financial condition.

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
Our future capital and financing requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses, as well as our investment performance and capital expenditure obligations, including with respect to acquisitions. We may need to raise additional funds through financings or access funds through existing or new credit facilities or through short-term repurchase agreements. We also from time to time seek to refinance debt or credit as amounts become due or commitments expire. Any equity or debt financing or refinancing, if available at all, may be on terms that are not favorable to us. In the case of equity financings, dilution to our shareholders could result, and in any case, such securities may have rights, preferences, and privileges that are senior to those of our Common Shares. Our access to funds under existing credit facilities is dependent on the ability of the banks that are parties to the facilities to meet their funding commitments. Under Swiss law, we would be prohibited from selling shares in an equity financing at a purchase price below our then-current par value. If we cannot obtain adequate capital or sources of credit on favorable terms, or at all, we could be forced to use assets otherwise available for our business operations, and our business, results of operations, and financial condition could be adversely affected.

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
Swiss law imposes certain withholding tax and other restrictions on a Swiss company’s ability to return earnings or capital to its shareholders, including through the repurchase of its own shares. We may only repurchase shares to the extent that sufficient freely distributable reserves are available. In addition, Swiss law requires that the total par value of Chubb's treasury shares must not be in excess of 10 percent of its total share capital, although an exemption from the 10 percent limit applies for repurchased treasury shares dedicated for cancellation and acquired pursuant to a shareholder-ratified repurchase program. As a result, in order to maintain our share repurchase program, our shareholders must periodically, in separate votes, ratify our share repurchase program and approve a reduction in our share capital through the cancellation of designated blocks of repurchased shares held in treasury. If our shareholders do not ratify our share repurchase program or approve the cancellation of repurchased shares, we may be restricted or unable to return capital to shareholders through share repurchases in the future. Furthermore, our current repurchase program relies on Swiss tax rulings. Any future revocation or loss of our Swiss tax rulings or the inability to conduct repurchases in accordance with these rulings could jeopardize our ability to continue repurchasing our shares.

Our operating results and shareholders' equity may be adversely affected by currency fluctuations.
Our reporting currency is the U.S. dollar. In general, we match assets and liabilities in local currencies. Where possible, capital levels in local currencies are limited to satisfy minimum regulatory requirements and to support local insurance operations. The principal currencies creating foreign exchange risk are the euro, British pound, Canadian dollar, Chinese yuan, Australian dollar, Mexican peso, Brazilian real, Korean won, Japanese yen, Thai baht, and Hong Kong dollar. At December 31, 2021, approximately 21.0 percent of our net assets were denominated in foreign currencies. We may experience losses resulting from fluctuations in the values of non-U.S. currencies, which could adversely impact our results of operations and financial condition.

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

Regulators in countries where we have operations continue to work with the International Association of Insurance Supervisors (IAIS) to consider changes to insurance company supervision, including with respect to group supervision and solvency requirements. The IAIS has developed a Common Framework for the Supervision of Internationally Active Insurance Groups (ComFrame), which is focused on the effective group-wide supervision of international active insurance groups (IAIGs), such as Chubb. As part of ComFrame, the IAIS is developing an international capital standard for such IAIGs. The details of this global capital standard and its applicability to Chubb are evolving and uncertain at this time. In addition, Chubb businesses across the European Union (EU) are subject to Solvency II, a capital and risk management regime, and our Bermuda businesses are subject to an equivalent of the EU's Solvency II regime. Also applicable to Chubb businesses are the requirements of the Swiss Financial Market Supervisory Authority (FINMA) whose regulations include Swiss Solvency Tests. There are also Risk Based Capital (RBC) requirements in the U.S. which are also subject to revision in response to global developments. The impact to Chubb of these developments remains uncertain, although currently we do not expect that our capital management strategies, results of operations and financial condition will be materially affected by these regulatory changes.

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

The EU General Data Protection Regulation (the GDPR) is a comprehensive regulation applying across all EU member states. All our business units (regardless of whether they are located in the EU) may be subject to the GDPR when personal data is processed in relation to the offer of goods and services to individuals within the EU. Our failure to comply with GDPR and other countries’ privacy or data security-related laws, rules or regulations could result in significant penalties imposed by regulators, which could have an adverse effect on our business, financial condition and results of operations.

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
With operations in 54 countries and territories, we provide insurance and reinsurance products and services to a diverse group of clients worldwide, including operations in various developing nations. Both current and future foreign operations could be adversely affected by unfavorable geopolitical developments, including law changes; tax changes; changes in trade policies; changes to visa or immigration policies; regulatory restrictions; government leadership changes; political events and upheaval; sociopolitical instability; social, political or economic instability resulting from climate change; and nationalization of our operations without compensation. Adverse activity in any one country could negatively impact operations, increase our loss exposure under certain of our insurance products, and could, otherwise, have an adverse effect on our business, liquidity, results of operations, and financial condition depending on the magnitude of the events and our net financial exposure at that time in that country.

A failure in our operational systems or infrastructure or those of third parties, including due to security breaches or cyber-attacks, could disrupt business, damage our reputation, and cause losses.
Our operations rely on the secure processing, storage, and transmission of confidential and other information and assets, including in our computer systems and networks and those of third-party service providers. Our business depends on effective information security and systems and the integrity and timeliness of the data our information systems use to run our business. Our ability to adequately price products and services, to establish reserves, to provide effective, efficient and secure service to our customers, to value our investments and to timely and accurately report our financial results also depends significantly on the integrity and availability of the data we maintain, including that within our information systems, as well as data in and assets held through third-party service providers and systems. Like all global companies, our systems have been, and will likely continue to be, subject to threats from viruses or other malicious codes, unauthorized access, cyber-attacks, cyber frauds or other computer-related penetrations. Although we have implemented administrative and technical controls and have taken protective actions to reduce the risk of cyber incidents and to protect our information technology and assets, and we additionally endeavor to modify such procedures as circumstances warrant and negotiate agreements with third-party providers to protect our assets, such measures may be insufficient to prevent unauthorized access, computer viruses, malware or other malicious code or cyber-attack, business compromise attacks, catastrophic events, system failures and disruptions, employee errors or malfeasance, third party (including outsourced service providers) errors or malfeasance, loss of assets and other events that could have security consequences (each, a Security Event). As the breadth and complexity of our security infrastructure continues to grow, the potential risk of a Security Event increases. Such an event or events may jeopardize Chubb's or its clients' or counterparties' confidential and other information processed and stored within Chubb, and transmitted through its computer systems and networks, or otherwise cause interruptions, delays, or malfunctions in Chubb's, its clients', its counterparties', or third parties' operations, or result in data loss or loss of assets which could result in significant losses, reputational damage or an adverse effect on our operations and critical business functions. Chubb may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures and to pursue recovery of lost data or assets and we may be subject to litigation costs and losses, regulatory penalties (as described above) and financial losses that are either not insured against or not fully covered by insurance maintained. In certain instances, we rely on third parties to perform business functions and process data on our behalf which may expose us to additional data security risk.

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

We use analytical models to assist our decision-making in key areas, such as underwriting, claims, reserving, and catastrophe risks, but actual results could differ materially from the model outputs and related analyses.
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
Losses may result from, among other things, fraud, errors, failure to document transactions properly, failure to obtain proper internal authorization, failure to comply with underwriting or other internal guidelines, or failure to comply with regulatory requirements. It is not always possible to deter or prevent employee misconduct, and the precautions that we take to prevent and detect this activity may not be effective in all cases. Resultant losses could adversely affect our business, results of operations, and financial condition.

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

Recent technological advancements in the insurance industry and information technology industry present new and fast-evolving competitive risks as participants seek to increase transaction speeds, lower costs and create new opportunities. Advancements in technology are occurring in underwriting, claims, distribution and operations at a pace that may quicken, including as companies increase use of data analytics and technology as part of their business strategy. We will be at a competitive disadvantage if, over time, our competitors are more effective than us in their utilization of technology and evolving data analytics. If we do not anticipate or keep pace with these technological and other changes impacting the insurance industry, it could limit our ability to compete in desired markets.

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
Tax legislation known as the Tax Cuts and Jobs Act (2017 Tax Act) was enacted in the U.S. on December 22, 2017. In addition to reducing the U.S. corporate income tax rate from 35 percent to 21 percent, it fundamentally changed many elements of the pre-2017 Tax Act U.S. tax law and introduced several new concepts to tax multinational corporations such as us. Among the most notable new rules are the Base Erosion and Anti-Abuse Tax (commonly called BEAT), which may apply as a result of payments by U.S. taxpayers to non-U.S. affiliates, and the Global Intangible Low Taxed Income (GILTI) addition to Subpart F income, which for insurance groups potentially expands U.S. taxation on the earnings of foreign subsidiaries. The 2017 Tax Act is a complex law with many significant new provisions. Since enactment, the IRS and U.S. Treasury Department have continued to issue rulings, notices, and proposed and final regulations to assist taxpayers in understanding and implementing the new provisions. Some of this guidance remains subject to comment or in proposed form; thus, there are many uncertainties relating to its ultimate application and effects on our company.

The Biden Administration and both houses of the U.S. Congress have proposed legislation, commonly referred to as the Build Back Better bills, that would modify aspects of the 2017 Tax Act and make other changes to U.S. tax law. This proposed legislation included, among other things, modifications to the BEAT and GILTI provisions. It is possible that such legislation or other legislation could be enacted in the future and could have an adverse impact on us or our shareholders.

The Organization for Economic Cooperation and Development (OECD), the European Union (EU), and the Swiss Federal Council are considering measures that might change long standing tax principles that could increase our taxes.
The OECD has published a framework for taxation that in many respects is different than long standing international tax principles. This framework is an alternative to digital services taxes that several countries have proposed, enacted, or are considering. These changes could redefine what income is taxed in which country and institute a global minimum tax. Late in 2021, the OECD published model legislation, and the EU issued a draft Directive related to the global minimum tax to be considered by member countries in 2022, to be effective in 2023 or later years. Early in 2022, the Swiss Federal Council announced that they plan to amend their constitution to adopt the global minimum tax effective January 1, 2024. The enactment of these proposals, as well as other countries' proposals in reaction to them, is very uncertain at this time, but if enacted could cause uncertainties to and increases in our income taxes.

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
Our dividends are generally subject to a Swiss withholding tax at a rate of 35 percent; however, payment of a dividend in the form of a capital contribution reserve reduction or par value reduction is not subject to Swiss withholding tax. We have previously obtained shareholder approval for dividends to be paid in such form. It is our practice to recommend to shareholders that they annually approve the payment of dividends in such form, but we cannot assure that our shareholders will continue to approve a reduction in such form each year or that we will be able to meet the other legal requirements for a reduction, or that Swiss withholding tax rules will not be changed in the future. We estimate we would be able to pay dividends in such form, and thus exempt from Swiss withholding tax, until 2028–2033. This range may vary depending upon changes in annual dividends, special dividends, certain share repurchases, fluctuations in U.S. dollar/Swiss franc exchange rate, changes in par value or capital contribution reserves or changes or new interpretations to Swiss corporate or tax law or regulations.

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

Separately, any U.S. persons who hold shares may be subject to U.S. federal income taxation at ordinary income tax rates on their proportionate share of our Related Person Insurance Income (RPII). If the RPII of any of our non-U.S. insurance subsidiaries (each a "Non-U.S. Insurance Subsidiary") were to equal or exceed 20 percent of that company's gross insurance income in any taxable year and direct or indirect insureds (and persons related to those insureds) own directly or indirectly through foreign entities 20 percent or more of the voting power or value of Chubb Limited, then a U.S. person who owns any shares of Chubb Limited (directly or indirectly through foreign entities) on the last day of the taxable year would be required to include in his or her income for U.S. federal income tax purposes such person's pro rata share of such company's RPII for the taxable year. In addition, any RPII that is includible in the income of a U.S. tax-exempt organization may be treated as unrelated business taxable income. We believe that the gross RPII of each Non-U.S. Insurance Subsidiary did not in prior years of operation and is not expected in the foreseeable future to equal or exceed 20 percent of each such company's gross insurance income. Likewise, we do not expect the direct or indirect insureds of each Non-U.S. Insurance Subsidiary (and persons related to such insureds) to directly or indirectly own 20 percent or more of either the voting power or value of our shares. However, we cannot be certain that this will be the case because some of the factors which determine the extent of RPII may be beyond our control. If these thresholds are met or exceeded, any U.S. person’s investment in Chubb Limited could be adversely affected. In January 2022, the U.S. Treasury Department and the IRS released proposed regulations that may cause more income to be treated as RPII than under current law.

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
If Chubb Limited is considered a PFIC for U.S. federal income tax purposes, a U.S. person who holds Chubb Limited shares will be subject to adverse U.S. federal income tax consequences in which case their investment could be adversely affected. In addition, if Chubb Limited were considered a PFIC, upon the death of any U.S. individual owning shares, such individual's heirs or estate would not be entitled to a "step-up" in the basis of the shares which might otherwise be available under U.S. federal income tax laws. We believe that we are not, have not been, and currently do not expect to become, a PFIC for U.S. federal income tax purposes. We cannot assure, however, that we will not be deemed a PFIC by the IRS. Recently enacted U.S. federal tax law and recent final and proposed regulations issued by the IRS and U.S. Treasury Department contain new rules that may affect the application of the PFIC provisions to an insurance company. The final regulations are effective for tax years beginning after January 15, 2021 and apply to us in 2022. Any shareholder electing to apply certain provisions of the newly finalized or proposed PFIC regulations prior to the effective date could be adversely affected by an investment in us. Shareholders are advised to consult their tax advisors.

ITEM 1B. Unresolved Staff Comments
There are currently no unresolved SEC staff comments regarding our periodic or current reports.

ITEM 2. Properties
We maintain office facilities around the world including in North America, Europe (including our principal executive offices in Switzerland), Bermuda, Latin America, Asia Pacific, and Japan. Most of our office facilities are leased, although we own major facilities in Hamilton, Bermuda, and in the U.S., including in Philadelphia, Pennsylvania; Wilmington, Delaware; Whitehouse Station, New Jersey; and Simsbury, Connecticut. Management considers its office facilities suitable and adequate for the current level of operations.

ITEM 3. Legal Proceedings
The information required with respect to Item 3 is included in Note 10 h) to the Consolidated Financial Statements, under Item 8, which is hereby incorporated herein by reference.

ITEM 4. Mine Safety Disclosures
Item not applicable.

PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Shares have been listed on the New York Stock Exchange since March 25, 1993, with a current par value of CHF 24.15 per share. The trading symbol for our Common Shares is "CB".

We have paid dividends each quarter since we became a public company in 1993. In 2021 and 2020, our annual dividends were paid by way of a distribution from capital contribution reserves (Additional paid-in capital) through the transfer of dividends from Additional paid-in capital to Retained earnings (free reserves) as approved by our shareholders.

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

The number of record holders of Common Shares as of February 10, 2022 was 6,229. This is not the actual number of beneficial owners of Chubb's Common Shares since most of our shareholders hold their shares through a stockbroker, bank or other nominee rather than directly in their own names.

Refer to Part III, Item 12 for information relating to compensation plans under which equity securities are authorized for issuance.

Issuer's Repurchases of Equity Securities for the Three Months Ended December 31, 2021

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plan (3)
October 1 through October 31	369,919	$186.30	367,700	$3.48	billion
November 1 through November 30	2,669,873	$191.34	2,667,900	$2.97	billion
December 1 through December 31	1,733,371	$188.45	1,731,500	$2.65	billion
Total	4,773,163	$189.90	4,767,100
(1)This column represents open market share repurchases and the surrender to Chubb of Common Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and to cover the cost of the exercise of options by employees through stock swaps.
(2)The aggregate value of shares purchased in the three months ended December 31, 2021 as part of the publicly announced plan was $905 million. The July 2021 $5.0 billion share repurchase program is the only board authorization currently in effect. Refer to Note 11 to the Consolidated Financial Statements for more information on the Chubb Limited securities repurchase authorizations.
(3)For the period January 1, 2022 through February 23, 2022, we repurchased 1,966,600 Common Shares for a total of $405 million in a series of open market transactions. As of February 23, 2022, $2.24 billion in share repurchase authorization remained through June 30, 2022.

Performance Graph
Set forth below is a line graph comparing the dollar change in the cumulative total shareholder return on Chubb's Common Shares from December 31, 2016, through December 31, 2021, as compared to the cumulative total return of the Standard & Poor's 500 Stock Index and the cumulative total return of the Standard & Poor's Property-Casualty Insurance Index. The cumulative total shareholder return is a concept used to compare the performance of a company's stock over time and is the ratio of the stock price change plus the cumulative amount of dividends over the specified time period (assuming dividend reinvestment), to the stock price at the beginning of the time period. The chart depicts the value on December 31, 2017, 2018, 2019, 2020, and 2021, of a $100 investment made on December 31, 2016, with all dividends reinvested.

$250
$200
$150
$100
$50
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Chubb
S&P 500 Index
S&P 500 P&C Index

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Chubb Limited	$100	$113	$102	$125	$127	$163
S&P 500 Index	$100	$122	$116	$153	$181	$233
S&P 500 P&C Index	$100	$122	$117	$147	$157	$187

ITEM 6. [Reserved]

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition and results of operations for the years ended December 31, 2021 and 2020 and comparisons between 2021 and 2020. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes, under Item 8 of this Form 10-K. Comparisons between 2020 and 2019 have been omitted from this Form 10-K, but can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Form 10-K for the year ended December 31, 2020.

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
•acquisitions made performing differently than expected, our failure to realize anticipated expense-related efficiencies or growth from acquisitions, the impact of acquisitions on our pre-existing organization, including with respect to our announced acquisitions not closing; risks and uncertainties relating to our planned purchases of additional interests in Huatai Insurance Group Co., Ltd. (Huatai Group), including our ability to receive Chinese insurance regulatory approval and complete the purchases;
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

Unpaid losses and loss expenses
As an insurance and reinsurance company, we are required by applicable laws and regulations and GAAP to establish loss and loss expense reserves for the estimated unpaid portion of the ultimate liability for losses and loss expenses under the terms of our policies and agreements with our insured and reinsured customers. At December 31, 2021, our gross unpaid loss and loss expense reserves were $72.9 billion and our net unpaid loss and loss expense reserves were $56.8 billion. With the exception of certain structured settlements, for which the timing and amount of future claim payments are reliably determinable, and certain reserves for unsettled claims, our loss reserves are not discounted for the time value of money. The net undiscounted reserves related to structured settlements and certain reserves for unsettled claims are immaterial.

The following table presents a roll-forward of our unpaid losses and loss expenses:

	December 31, 2021			December 31, 2020
(in millions of U.S. dollars)	Gross Losses	Reinsurance Recoverable(1)	Net Losses	Gross Losses	Reinsurance Recoverable(1)	Net Losses
Balance, beginning of year	$67,811	$14,647	$53,164	$62,690	$14,181	$48,509
Losses and loss expenses incurred	28,033	6,053	21,980	26,711	5,001	21,710
Losses and loss expenses paid	(22,242)	(4,358)	(17,884)	(22,053)	(4,619)	(17,434)
Other (including foreign exchange translation)	(659)	(158)	(501)	463	84	379
Balance, end of year	$72,943	$16,184	$56,759	$67,811	$14,647	$53,164
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

The process of establishing loss reserves for property and casualty claims can be complex and is subject to considerable uncertainty as it requires the use of informed estimates and judgments based on circumstances underlying the insured losses known at the date of accrual. For example, the reserves established for high excess casualty claims, asbestos and environmental claims, claims from major catastrophic events, or for our various product lines each require different assumptions and judgments to be made. The impact of COVID on both underlying exposures and the legal and claim adjudication processes adds an additional layer of complexity. The effects of climate change could, over time, add new uncertainties to the loss reserving process.

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

Sensitivity to underlying assumptions
While we believe that our reserve for unpaid losses and loss expenses at December 31, 2021, is adequate, new information or emerging trends that differ from our assumptions may lead to future development of losses and loss expenses that is significantly greater or less than the recorded reserve, which could have a material effect on future operating results. As noted previously, our best estimate of required loss reserves for most portfolios is judgmentally selected for each origin year after considering the results from a number of reserving methods and is not a purely mechanical process. Therefore, it is difficult to convey, in a simple and quantitative manner, the impact that a change to a single assumption will have on our best estimate. In the examples below, we attempt to give an indication of the potential impact by isolating a single change for a specific reserving method that would be pertinent in establishing the best estimate for the product line described. We consider each of the following sensitivity analyses to represent a reasonably likely deviation in the underlying assumption.

North America Commercial P&C Insurance - Workers' Compensation
Given the long reporting and paid development patterns for workers' compensation business, the development factors used to project actual current losses to ultimate losses for our current exposure require considerable judgment that could be material to consolidated loss and loss expense reserves. Specifically, adjusting ground up ultimate losses by a one percentage point change in the tail factor (i.e., 1.04 changed to either 1.05 or 1.03) would cause a change of approximately $942 million, either positive or negative, for the projected net loss and loss expense reserves. This represents an impact of about 9.5 percent relative to recorded net loss and loss expense reserves of approximately $9.9 billion.

North America Commercial P&C Insurance – Liability
As is the case for Workers’ Compensation above, given the long reporting and paid development patterns, the development factors used to project actual current losses to ultimate losses for our current exposure require considerable judgment that could be material to consolidated loss and loss expense reserves. Specifically, for our main U.S. Excess/Umbrella portfolios, a five percentage point change in the tail factor (e.g., 1.10 changed to either 1.15 or 1.05) would cause a change of approximately $584 million, either positive or negative, for the projected net loss and loss expense reserves. This represents an impact of about 18.6 percent relative to recorded net loss and loss expense reserves of approximately $3.1 billion for these portfolios.

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

North America Personal P&C Insurance
Due to the relatively short-tailed nature of many of the coverages involved (e.g., homeowners property damage), most of the incurred losses in Personal Lines are resolved within a few years of occurrence. As shown in our loss triangle disclosure, the vast majority (almost 95 percent) of Personal Lines net ultimate losses and allocated loss adjustment expenses are typically paid within five years of the accident date and 80 percent within two years. Even though there are significant reserves associated with some liability exposures such as personal excess/umbrella liability, our incurred loss triangle also shows a roughly consistent pattern of only relatively minor movements in incurred estimates over time by accident year especially after twenty-four months of maturity. While the liability exposures are subject to additional uncertainties from more protracted resolution times, the main drivers of volatility in the Personal Lines business are relatively short-term in nature and relate to things like natural catastrophes, non-catastrophe weather events, man-made risks, and individual large loss volatility from other fortuitous claim events.

North America Agricultural Insurance
Approximately 67 percent of the reserves for this segment are from the crop related lines, which all have short payout patterns, with the majority of the liabilities expected to be resolved in the ensuing twelve months. Claim reserves for our Multiple Peril Crop Insurance (MPCI) product are set on a case-by-case basis and our aggregate exposure is subject to state level risk sharing formulae as well as third-party reinsurance. The majority of the development risk arises out of the accuracy of case reserve estimates and the time needed for final crop conditions to be assessed. We do not view our Agriculture reserves as substantially influenced by the general assumptions and risks underlying more typical P&C reserve estimates.

Overseas General Insurance
Certain long-tail lines, such as casualty and financial lines, are particularly susceptible to changes in loss trend and claim inflation. Heightened perceptions of tort and settlement awards around the world can increase the demand for these products as well as contributing to the uncertainty in the reserving estimates. Our reserving methods rely on loss development patterns estimated from historical data and while we attempt to adjust such factors for known changes in the current tort environment, it is possible that such factors may not entirely reflect all recent trends in tort environments. For example, when applying the reported loss development method, the lengthening of our selected loss development patterns by six months would increase reserve estimates on long-tail casualty and financial lines for accident years 2019 and prior by approximately $611 million. This represents an impact of 14.8 percent relative to recorded net loss and loss expense reserves of approximately $4.1 billion.

Global Reinsurance
At December 31, 2021, net unpaid losses and loss expenses for the Global Reinsurance segment aggregated to $1.6 billion, consisting of $781 million of case reserves and $783 million of IBNR. In comparison, at December 31, 2020, net unpaid losses and loss expenses for the Global Reinsurance segment aggregated to $1.5 billion, consisting of $772 million of case reserves and $740 million of IBNR.

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

On occasion, there will be differences between our carried loss reserves and unearned premium reserves and the amount of loss reserves and unearned premium reserves reported by the ceding companies. This is due to the fact that we receive consistent and timely information from ceding companies only with respect to case reserves. For IBNR, we use historical experience and other statistical information, depending on the type of business, to estimate the ultimate loss. We estimate our unearned premium reserve by applying estimated earning patterns to net premiums written for each treaty based upon that treaty's coverage basis (i.e., risks attaching or losses occurring). At December 31, 2021, the case reserves, net of retrocessions, reported to us by our ceding companies approximated our recorded case reserves.  Our policy is to post additional case reserves in addition to the amounts reported by our cedants when our evaluation of the ultimate value of a reported claim is different than the evaluation of that claim by our cedant.

Typically, there is inherent uncertainty around the length of paid and reported development patterns, especially for certain casualty lines such as excess workers' compensation or general liability, which may take decades to fully develop. This uncertainty is accentuated by the need to supplement client development patterns with industry development patterns due to the sometimes low statistical credibility of the data. The underlying source and selection of the final development patterns can thus have a significant impact on the selected ultimate net losses and loss expenses. For example, a 20 percent shortening or lengthening of the development patterns used for U.S. long-tail lines would cause the loss reserve estimate derived by the reported Bornhuetter-Ferguson method for these lines to change by approximately $220 million. This represents an impact of 32 percent relative to recorded net loss and loss expense reserves of approximately $680 million.

Corporate
Within Corporate, we have exposure to certain liability insurance and reinsurance lines that have been in run-off, generally, since 1994. Unpaid losses and loss expenses relating to this run-off business resides within the Brandywine Division. Most of the remaining unpaid loss and loss expense reserves for the run-off business relate to A&E as well as molestation claims.

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

There are many complex variables that we consider when estimating the reserves for our inventory of asbestos accounts and these variables may directly impact the predicted outcome. We believe the most significant variables relating to our asbestos liabilities include the current legal environment; specific settlements that may be used as precedents to settle future claims; assumptions regarding trends with respect to claim severity and the frequency of higher severity claims; assumptions regarding the ability to allocate liability among defendants (including bankruptcy trusts) and other insurers; the ability of a claimant to bring a claim in a state in which they have no residency or exposure; the ability of a policyholder to claim the right to unaggregated coverage; whether high-level excess policies have the potential to be accessed given the policyholder's claim trends and liability situation; payments to unimpaired claimants; and, the potential liability of peripheral defendants. Based on the policies, the facts, the law, and a careful analysis of the impact that these factors will likely have on any given account, we estimate the potential liability for indemnity, policyholder defense costs, and coverage litigation expense.

The results in asbestos cases announced by other carriers or defendants may well have little or no relevance to us because coverage exposures are highly dependent upon the specific facts of individual coverage and resolution status of disputes among carriers, policyholders, and claimants.

Chubb's exposure to molestation claims principally arises out of liabilities acquired when it purchased CIGNA's P&C business in 1999 and Chubb Corp in 2016. The vast majority of the current liability relates to exposure from recently enacted "reviver" legislation in certain states that allow civil claims relating to molestation to be asserted against policyholders that would otherwise be barred by statutes of limitations.

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

Reinsurance and insurance contracts that include both significant risk sharing provisions, such as adjustments to premiums or loss coverage based on loss experience, and relatively low policy limits, as evidenced by a high proportion of maximum premium assessments to loss limits, can require considerable judgment to determine whether or not risk transfer requirements are met. For such contracts, often referred to as finite or structured products, we require that risk transfer be specifically assessed for each contract by developing expected cash flow analyses at contract inception. To support risk transfer, the cash flow analyses must demonstrate that a significant loss is reasonably possible, such as a scenario in which the ratio of the net present value of losses and commissions divided by the net present value of premiums equals or exceeds 110 percent with at least a 10 percent probability. For purposes of cash flow analyses, we generally use a risk-free rate of return consistent with the expected average duration of loss payments. In addition, to support insurance risk, we must prove the reinsurer's risk of loss varies with that of the reinsured and/or support various scenarios under which the assuming entity can recognize a significant loss.

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

The following table summarizes reinsurance recoverables and the valuation allowance for uncollectible reinsurance for each type of recoverable balance at December 31, 2021:

	Gross Reinsurance Recoverables on Losses and Loss Expenses	Recoverables (net of Usable Collateral)
			Valuation Allowance for Uncollectible Reinsurance (1)
(in millions of U.S. dollars)
Type
Reinsurers with credit ratings	$14,186	$12,210	$213
Reinsurers not rated	192	127	44
Reinsurers under supervision and insolvent reinsurers	45	36	21
Captives	2,325	559	28
Other - structured settlements and pools	947	946	23
Total	$17,695	$13,878	$329
(1)     The valuation allowance for uncollectible reinsurance is based on a default analysis applied to gross reinsurance recoverables, net of approximately $3.8 billion of collateral at December 31, 2021.

At December 31, 2021, the use of different assumptions within our approach could have a material effect on the valuation allowance for uncollectible reinsurance. To the extent the creditworthiness of our reinsurers was to deteriorate due to an adverse event affecting the reinsurance industry, such as a large number of major catastrophes, actual uncollectible amounts could be significantly greater than our valuation allowance for uncollectible reinsurance. Such an event could have a material adverse effect on our financial condition, results of operations, and our liquidity. Given the various considerations used to estimate our uncollectible valuation allowance, we cannot precisely quantify the effect a specific industry event may have on the valuation allowance for uncollectible reinsurance. However, based on the composition (particularly the average credit quality) of the reinsurance recoverable balance at December 31, 2021, we estimate that a ratings downgrade of one notch for all rated reinsurers (e.g., from A to A- or A- to BBB+) could increase our valuation allowance for uncollectible reinsurance by approximately $87 million or approximately 0.5 percent of the gross reinsurance recoverable balance, assuming no other changes relevant to the calculation. While a ratings downgrade would result in an increase in our valuation allowance for uncollectible reinsurance and a charge to earnings in that period, a downgrade in and of itself does not imply that we will be unable to collect all of the ceded reinsurance recoverable from the reinsurers in question. Refer to Note 5 to the Consolidated Financial Statements, under item 8, for additional information.

Fair value measurements
Accounting guidance defines fair value as the price to sell an asset or transfer a liability (an exit price) in an orderly transaction between market participants and establishes a three-level valuation hierarchy based on the reliability of the inputs. The fair value hierarchy gives the highest priority to quoted prices in active markets (Level 1 inputs) and the lowest priority to unobservable data (Level 3 inputs). Level 2 includes inputs, other than quoted prices within Level 1, that are observable for assets or liabilities either directly or indirectly. Refer to Note 4 and Note 13 to the Consolidated Financial Statements, under item 8, for information on our fair value measurements.

Assessment of investment portfolio credit losses
Each quarter, we evaluate current expected credit losses (CECL) for fixed maturity securities classified as held to maturity and expected credit losses (ECL) for fixed maturity securities classified as available for sale. Because our investment portfolio is the largest component of consolidated assets, CECL and ECL could be material to our financial condition and results of operations. Refer to Notes 1 e) and 3 to the Consolidated Financial Statements, under item 8, for more information.

Deferred income taxes
At December 31, 2021, our net deferred tax liability was $389 million. Our deferred tax assets and liabilities primarily result from temporary differences between the amounts recorded in our Consolidated Financial Statements and the tax basis of our assets and liabilities. We determine deferred tax assets and liabilities separately for each tax-paying component (an individual entity or group of entities that is consolidated for tax purposes) in each tax jurisdiction. The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carryback or carryforward periods under the tax law in the applicable tax jurisdiction. There may be changes in tax laws in a number of countries where we transact business that impact our deferred tax assets and liabilities. At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized. The determination of the need for a valuation allowance is based on all available information including projections of future taxable income, principally derived from business plans and where appropriate available tax planning strategies. Projections of future taxable income incorporate assumptions of future business and operations that are apt to differ from actual experience. If our assumptions and estimates that resulted in our forecast of future taxable income prove to be incorrect, an additional valuation allowance could become necessary, which could have a material adverse effect on our financial condition, results of operations, and liquidity. At December 31, 2021, the valuation allowance of $92 million reflects management's assessment that it is more likely than not that a portion of the deferred tax assets will not be realized due to the inability of certain subsidiaries to generate sufficient taxable income.

Goodwill impairment assessment
Goodwill, which represents the excess of acquisition cost over the estimated fair value of net assets acquired, was $15.2 billion and $15.4 billion at December 31, 2021 and 2020, respectively. Goodwill is assigned to applicable reporting units of acquired entities at the time of acquisition. Our reporting units are the same as our reportable segments. For goodwill balances by reporting units, refer to Note 6 to the Consolidated Financial Statements, under item 8. Goodwill is not amortized but is subject to a periodic evaluation for impairment at least annually, or earlier if there are any indications of possible impairment. Impairment is tested at the reporting unit level. The impairment evaluation first uses a qualitative assessment to determine whether it is more likely than not (i.e., more than a 50 percent probability) that the fair value of a reporting unit is greater than its carrying amount. If a reporting unit fails this qualitative assessment, a single quantitative analysis is used to measure and record the amount of the impairment. In assessing the fair value of a reporting unit, we make assumptions and estimates about the profitability attributable to our reporting units, including:
•short-term and long-term growth rates; and
•estimated cost of equity and changes in long-term risk-free interest rates.

If our assumptions and estimates made in assessing the fair value of acquired entities change, we could be required to write-down the carrying value of goodwill which could be material to our results of operations in the period the charge is taken. Based on our impairment testing for 2021, we determined no impairment was required and none of our reporting units was at risk for impairment.

Consolidated Operating Results – Years Ended December 31, 2021, 2020, and 2019

				% Change
(in millions of U.S. dollars, except for percentages)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Net premiums written	$37,868	$33,820	$32,275	12.0%	4.8%
Net premiums written - constant dollars (1)				10.5%	5.5%
Net premiums earned	36,355	33,117	31,290	9.8%	5.8%
Net investment income	3,456	3,375	3,426	2.4%	(1.5)%
Net realized gains (losses)	1,152	(498)	(530)	NM	(6.1)%
Total revenues	40,963	35,994	34,186	13.8%	5.3%
Losses and loss expenses	21,980	21,710	18,730	1.2%	15.9%
Policy benefits	699	784	740	(10.9)%	5.9%
Policy acquisition costs	6,918	6,547	6,153	5.7%	6.4%
Administrative expenses	3,136	2,979	3,030	5.3%	(1.7)%
Interest expense	492	516	552	(4.7)%	(6.4)%
Other (income) expense	(2,365)	(994)	(596)	137.9%	66.8%
Amortization of purchased intangibles	287	290	305	(0.9)%	(4.9)%
Chubb integration expenses	—	—	23	—	NM
Total expenses	31,147	31,832	28,937	(2.2)%	10.0%
Income before income tax	9,816	4,162	5,249	135.9%	(20.7)%
Income tax expense	1,277	629	795	102.9%	(20.8)%
Net income	$8,539	$3,533	$4,454	141.7%	(20.7)%
NM – not meaningful
(1)On a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency exchange rates as the comparable current period.

Financial Highlights for the Year Ended December 31, 2021

•Net income was a record $8.5 billion compared with $3.5 billion in 2020. Net income in 2021 was driven by record P&C underwriting results, including growth in net premiums earned and improvements in our loss and loss expense ratios. Record net investment income and returns from our private equity investments also contributed to the higher net income.

•Consolidated net premiums written were $37.9 billion, up 12.0 percent, or 10.5 percent in constant dollars, primarily from growth in commercial lines, driven by positive rate increases, higher new business, increased exposure and higher renewal retention, and more moderate but positive growth in consumer lines.

•Consolidated net premiums earned were $36.4 billion, up 9.8 percent, or 8.3 percent in constant dollars, primarily from growth in commercial lines, and more moderate but positive growth in consumer lines.

•Total pre-tax and after-tax catastrophe losses were $2.4 billion (7.1 percentage points of the P&C combined ratio) and $2.0 billion, respectively, compared with $3.3 billion (10.6 percentage points of the P&C combined ratio) and $2.8 billion in 2020.

•Total pre-tax and after-tax favorable prior period development were $926 million (2.8 percentage points of the combined ratio) and $756 million, respectively, compared with favorable prior period development of $395 million (1.2 percentage points of the combined ratio) and $357 million, respectively, in 2020. The prior period development in 2021 of $926 million includes favorable development of $430 million for COVID-related liabilities, of which $20 million is in short-tail lines in our Overseas General Insurance segment, and an incremental $315 million favorable development in short-tail lines in our Overseas General Insurance segment, partially offset by adverse development of $443 million for molestation claims, of which $375 million was related to the pending Boy Scouts of America settlement in the fourth quarter. Refer to Note 7 to the Consolidated Financial Statements, under Item 8, for further information on prior period development.

•The P&C combined ratio was 89.1 percent compared with 96.1 percent in 2020. P&C current accident year (CAY) combined ratio excluding catastrophe losses was 84.8 percent compared with 86.7 percent in the prior year. The current year ratios decreased due to underlying loss ratio improvement, including earned rate exceeding loss cost trends, and the favorable impact of higher net premiums earned on the expense ratio.

•Net investment income was a record $3.5 billion compared with $3.4 billion in 2020, primarily due to higher income received from our private equity partnerships and increased dividends on public equities.
•Operating cash flow was a record $11.1 billion for 2021.

•Shareholders' equity increased by $273 million in 2021, primarily reflecting net income of $8.5 billion and total capital returned to shareholders in the year of $6.3 billion, including share repurchases of $4.9 billion, at an average purchase price of $175.85 per share, and dividends of $1.4 billion, and net unrealized losses on investments of $2.4 billion.

Outlook

2021 was a record year in terms of net income and underwriting results, double-digit commercial premium growth globally, strong levels of rate increase, and slow but improving growth in our consumer business globally. Looking ahead, we are off to a very good start in the first quarter overall. We expect 2022 to be a good year in terms of continued growth and margin improvement as we capitalize on favorable underwriting conditions for our commercial P&C businesses globally. We expect rates to continue to exceed loss costs for some time to come. Consumer lines growth is expected to return as the pandemic eases, though there is no certainty. In the future, as interest rates rise and spreads widen, our investment income will rise. And our strategic investments, such as our pending acquisition of Cigna's Life and Accident and Health Insurance Business in seven Asia-Pacific Markets and our agreements to increase our aggregate ownership in Huatai Group in China, will provide us with greater revenue, earnings and growth opportunity.

Net Premiums Written				% Change
(in millions of U.S. dollars, except for percentages)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019	C$ 2021 vs. 2020
Commercial casualty	$6,994	$6,177	$5,654	13.2%	9.2%	12.5%
Workers' compensation	2,130	2,015	2,098	5.7%	(4.0)%	5.7%
Financial lines	5,067	4,201	3,697	20.6%	13.6%	18.5%
Surety	572	531	639	7.9%	(16.9)%	7.0%
Commercial multiple peril (1)	1,193	1,047	983	13.9%	6.6%	13.9%
Property and other short-tail lines	6,425	5,231	4,468	22.8%	17.1%	19.9%
Total Commercial P&C	22,381	19,202	17,539	16.6%	9.5%	15.1%

Agriculture	2,388	1,846	1,810	29.3%	2.0%	29.3%

Personal automobile	1,525	1,550	1,786	(1.6)%	(13.2)%	(3.6)%
Personal homeowners	3,719	3,627	3,513	2.5%	3.2%	2.2%
Personal other	1,825	1,656	1,514	10.2%	9.4%	6.6%
Total Personal lines	7,069	6,833	6,813	3.4%	0.3%	2.0%
Total Property and Casualty lines	31,838	27,881	26,162	14.2%	6.6%	12.8%

Global A&H lines (2)	3,763	3,859	4,315	(2.5)%	(10.6)%	(4.7)%
Reinsurance lines	873	731	649	19.5%	12.6%	18.0%
Life	1,394	1,349	1,149	3.4%	17.4%	1.9%
Total consolidated	$37,868	$33,820	$32,275	12.0%	4.8%	10.5%
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

The strong growth in consolidated net premiums written in 2021 principally reflects growth in commercial lines of 17.7 percent, and more moderate but positive growth in consumer lines of 1.5 percent. Commercial lines, which includes reinsurance and agriculture, grew across most lines of business, driven by higher new business, positive rate increases, increased exposure, and strong renewal retention.
•Commercial casualty grew globally, driven by higher new business and positive rate increases, primarily across North America, Europe and Asia. Additionally, there was increased exposure primarily on in-force policies following the adverse impact of prior year COVID-related exposure reductions.
•Workers' compensation growth was due to increased exposure primarily on in-force policies following the adverse impact of prior year COVID-related exposure adjustments.
•Financial lines grew globally, reflecting higher new business, improved retention and positive rate increases in North America, Asia, and Europe.
•Commercial multiple peril increased due to higher new and renewal business, including rate and exposure increases, in North America.
•Property and other short-tail lines grew due to higher new business, improved retention and positive rate increases in Asia, North America, and Europe.
•Personal lines increased globally primarily reflecting rate and exposure increases in homeowners' lines in North America and growth in specialty lines in Europe and Asia. Growth was partially offset by declines in automobile, reflecting reduced exposures from COVID-related impacts in North America and Latin America. While down for the year, Latin America began to experience growth in the latter half of the year.
•Global A&H lines began to experience modest growth in the latter half of the year in Latin America, but overall global growth was unfavorably impacted by less travel volume and reduced consumer activity due to COVID-related impacts. Our North American Combined Insurance supplemental A&H business decreased due to COVID-related impacts on face-to-face and worksite sales.
•Growth in our international life operations, principally from new business in Asia and Latin America, was partially offset by declines in our life reinsurance business that has not written new business since 2007.
For additional information on net premiums written, refer to the segment results discussions.

Net Premiums Earned
Net premiums earned for short-duration contracts, typically P&C contracts, generally reflect the portion of net premiums written that was recorded as revenues for the period as the exposure periods expire. Net premiums earned for long-duration contracts, typically traditional life contracts, generally are recognized as earned when due from policyholders. Net premiums earned increased $3.2 billion, or $2.8 billion on a constant-dollar basis in 2021, reflecting growth in commercial lines, while consumer lines were relatively flat.

Catastrophe Losses and Prior Period Development
Catastrophe losses exclude reinstatement premiums which are additional premiums paid on certain reinsurance agreements in order to reinstate coverage that had been exhausted by loss occurrences. The reinstatement premium amount is typically a pro rata portion of the original ceded premium paid based on how much of the reinsurance limit had been exhausted. Prior period development is net of expense adjustments which typically relate to either profit commission reserves or policyholder dividend reserves based on actual claim experience that develops after the policy period ends. Refer to the Non-GAAP Reconciliation section for further information on reinstatement premiums on catastrophe losses and adjustments to prior period development.

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

	Catastrophe Loss Charge by Event For Full Year 2021
	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Total excluding RIPs	RIPs collected (expensed)	Total including RIPs

(in millions of U.S. dollars)
Net losses
Hurricane Ida	$400	$231	$1	$68	$156	$856	$22	$834
Winter-related storms	426	201	8	63	56	754	(12)	766
U.S. flooding, hail, tornadoes, and wind events	257	165	29	18	8	477	(1)	478
International weather-related events	2	6	—	99	9	116	1	115
European flooding	1	—	—	94	11	106	—	106
Other U.S. hurricanes/tropical storms	24	55	—	—	—	79	—	79
Other	2	5	—	16	—	23	—	23
Total	$1,112	$663	$38	$358	$240	$2,411
RIPs collected (expensed)	—	(16)	(2)	—	28		10
Total before income tax	$1,112	$679	$40	$358	$212			$2,401
Income tax benefit								417
Total after income tax								$1,984

	Catastrophe Loss Charge by Event For Full Year 2020
	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Total excluding RIPs	RIPs collected (expensed)	Total including RIPs

(in millions of U.S. dollars)
Net losses
COVID-19	$925	$—	$—	$421	$10	$24	$1,380	$(16)	$1,396
U.S. hurricanes/tropical storms	429	132	1	79	86	—	727	7	720
U.S. flooding, hail, tornadoes, and wind events	295	191	25	9	11	—	531	(3)	534
U.S. wildfires	61	162	1	5	1	—	230	—	230
Civil unrest	111	2	—	17	—	—	130	—	130
International weather-related events	3	6	—	67	15	—	91	2	89
Midwest derecho	37	38	8	—	1	—	84	—	84
Australia storms	—	—	—	66	—	—	66	—	66
Other	7	2	—	26	(1)	—	34	—	34
Total	$1,868	$533	$35	$690	$123	$24	$3,273
RIPs collected (expensed)	(3)	(1)	(1)	(15)	10	—		(10)
Total before income tax	$1,871	$534	$36	$705	$113	$24			$3,283
Income tax benefit									506
Total after income tax									$2,777

	Catastrophe Loss Charge by Event For Full Year 2019
	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Total excluding RIPs	RIPs collected (expensed)	Total including RIPs

(in millions of U.S. dollars)
Net losses
U.S. flooding, hail, tornadoes, and wind events	$220	$202	$7	$—	$9	$438	$—	$438
Tornado in Dallas, Texas	55	145	—	—	2	202	(11)	213
Winter-related storms	74	110	1	6	2	193	—	193
Hurricane Dorian	26	30	—	10	8	74	1	73
California wildfires	11	45	—	—	—	56	—	56
Typhoon Hagibis	—	—	—	20	17	37	1	36
Civil unrest in Hong Kong and Chile	—	—	—	33	—	33	(4)	37
International weather-related events	1	2	—	30	—	33	—	33
Other	34	9	—	53	13	109	1	108
Total	$421	$543	$8	$152	$51	$1,175
RIPs collected (expensed)	—	(11)	—	(4)	3		(12)
Total before income tax	$421	$554	$8	$156	$48			$1,187
Income tax benefit								221
Total after income tax								$966

Prior Period Development

(in millions of U.S. dollars)	2021	2020	2019
Favorable prior period development	$926	$395	$792

Prior period development (PPD) arises from changes to loss estimates recognized in the current year that relate to loss events that occurred in previous calendar years and excludes the effect of losses from the development of earned premium from previous accident years.

Pre-tax net favorable prior period development for 2021 was $926 million, including adverse development of $443 million for molestation claims, of which $375 million was related to the pending Boy Scouts of America settlement in the fourth quarter, and $83 million related to legacy A&E exposures. The remaining favorable development of $1,452 million, including favorable development of $430 million for COVID-related claims, is primarily comprised of 39 percent in long-tail lines, principally from accident years 2020 and 2017 and prior, and 61 percent in short-tail lines, mainly in homeowners, accident and health, property, and surety lines.

Pre-tax net favorable prior period development for 2020 was $395 million, which included adverse development of $259 million for U.S. child molestation claims, predominately reviver statute-related, and $106 million adverse development related to legacy asbestos and environmental liabilities. The remaining favorable development of $760 million principally comprises 89 percent long-tail lines, principally from accident years 2016 and prior, and 11 percent short-tail lines.

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

	2021	2020	2019
Loss and loss expense ratio
CAY loss ratio excluding catastrophe losses	58.3%	59.2%	60.8%
Catastrophe losses	7.1%	10.6%	4.1%
Favorable prior period development	(2.8)%	(1.3)%	(2.8)%
Loss and loss expense ratio	62.6%	68.5%	62.1%
Policy acquisition cost ratio	18.3%	18.9%	19.1%
Administrative expense ratio	8.2%	8.7%	9.4%
P&C Combined ratio	89.1%	96.1%	90.6%

The loss and loss expense ratio and the CAY loss ratio excluding catastrophe losses decreased in 2021, primarily due to underlying loss ratio improvement including earned rate exceeding loss cost trends. The loss and loss expense ratio in 2021 also benefited from lower catastrophe losses and higher favorable prior period development.

The policy acquisition cost ratio decreased in 2021 primarily due to a change in the mix of business, including less premiums earned from consumer A&H lines that have a higher acquisition cost ratio and higher premiums earned from commercial P&C lines that have a lower acquisition cost ratio.

The administrative expense ratio decreased in 2021 primarily due to the favorable impact of higher net premiums earned, partially offset by increased investment to support growth.

Policy benefits
Policy benefits represent losses on contracts classified as long-duration and generally include accident and supplemental health products, term and whole life products, endowment products, and annuities. Refer to the Life Insurance segment operating results section for further discussion.

Policy benefits were $699 million, $784 million and $740 million in 2021, 2020 and 2019, respectively, which included separate account liabilities (gains) losses of $(8) million, $58 million and $44 million, respectively. The offsetting movements of these liabilities are recorded in Other (income) expense on the Consolidated statements of operations. Excluding the separate account gains and losses, Policy benefits were $707 million in 2021 compared with $726 million in 2020, reflecting growth in our International Life operations, offset by a decline in our Combined Insurance North America supplemental accident and health business and our life reinsurance business.

Refer to the respective sections that follow for a discussion of Net investment income, Other (income) expense, Net realized gains (losses), Interest expense, Amortization of purchased intangibles, and Income tax expense.

Segment Operating Results – Years Ended December 31, 2021, 2020, and 2019

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

				% Change
(in millions of U.S. dollars, except for percentages)	2021	2020	2019	2021 vs. 2020		2020 vs. 2019
Net premiums written	$16,415	$14,474	$13,375	13.4%		8.2%
Net premiums earned	15,461	13,964	12,922	10.7%		8.1%
Losses and loss expenses	10,015	10,129	8,206	(1.1)%		23.4%
Policy acquisition costs	2,082	1,942	1,831	7.1%		6.1%
Administrative expenses	1,052	1,006	1,028	4.6%		(2.2)%
Underwriting income	2,312	887	1,857	160.8%		(52.2)%
Net investment income	2,078	2,061	2,109	0.8%		(2.3)%
Other (income) expense	31	23	24	39.2%		(4.2)%
Segment income	$4,359	$2,925	$3,942	49.0%		(25.8)%
Loss and loss expense ratio:
CAY loss ratio excluding catastrophe losses	62.7%	64.2%	65.3%	(1.5)	pts	(1.1)	pts
Catastrophe losses	7.2%	13.4%	3.3%	(6.2)	pts	10.1	pts
Prior period development	(5.1)%	(5.1)%	(5.1)%	—	pts	—	pts
Loss and loss expense ratio	64.8%	72.5%	63.5%	(7.7)	pts	9.0	pts
Policy acquisition cost ratio	13.4%	14.0%	14.2%	(0.6)	pts	(0.2)	pts
Administrative expense ratio	6.8%	7.2%	7.9%	(0.4)	pts	(0.7)	pts
Combined ratio	85.0%	93.7%	85.6%	(8.7)	pts	8.1	pts

Catastrophe Losses and Prior Period Development

(in millions of U.S. dollars)	2021	2020	2019
Catastrophe losses	$1,112	$1,871	$421
Favorable prior period development	$762	$702	$649
Refer to the tables on pages 50 - 51 for detail of catastrophe losses and Note 7 to the Consolidated Financial Statements for detail on prior period development.

Premiums
Net premiums written increased $1,941 million, or 13.4 percent in 2021, comprising:
•Commercial P&C lines: Positive growth of 14.6 percent reflecting strong new business written, positive rate increases, and strong premium retention across a number of retail and wholesale lines, including primary and excess casualty, financial lines, and property.
•Consumer lines: Negative growth of 11.3 percent principally from exposure declines in A&H.

Net premiums earned increased $1,497 million, or 10.7 percent in 2021, reflecting the growth in commercial lines described above.

Combined Ratio
The loss and loss expense ratio and the CAY loss ratio excluding catastrophe losses decreased in 2021 primarily reflecting underlying loss ratio improvement including earned rate exceeding loss cost trends. The loss and loss expense ratio in 2021 also benefited from higher favorable prior period development and lower catastrophe losses compared to the prior year, which included significant losses related to the COVID-19 pandemic.

The policy acquisition cost ratio decreased in 2021 primarily due to a change in mix of business towards lines that have a lower acquisition cost ratio, primarily excess casualty.

The administrative expense ratio decreased in 2021 primarily due to the favorable impact of higher net premiums earned, partially offset by increased investment to support growth.

North America Personal P&C Insurance
The North America Personal P&C Insurance segment comprises operations that provide high net worth personal lines products, including homeowners and complementary products such as valuable articles, excess liability, automobile, and recreational marine insurance and services in the U.S. and Canada.

				% Change
(in millions of U.S. dollars, except for percentages)	2021	2020	2019	2021 vs. 2020		2020 vs. 2019
Net premiums written	$5,002	$4,920	$4,787	1.7%		2.8%
Net premiums earned	4,915	4,866	4,694	1.0%		3.7%
Losses and loss expenses	2,924	3,187	3,043	(8.3)%		4.7%
Policy acquisition costs	1,001	974	948	2.9%		2.7%
Administrative expenses	276	270	286	2.0%		(5.4)%
Underwriting income	714	435	417	64.0%		4.6%
Net investment income	249	260	258	(4.1)%		0.5%
Other (income) expense	(2)	5	3	NM		75.8%
Amortization of purchased intangibles	10	11	12	(5.1)%		(5.0)%
Segment income	$955	$679	$660	40.6%		2.8%
Loss and loss expense ratio:
CAY loss ratio excluding catastrophe losses	52.0%	53.1%	55.1%	(1.1)	pts	(2.0)	pts
Catastrophe losses	13.6%	11.0%	11.6%	2.6	pts	(0.6)	pts
Prior period development	(6.1)%	1.4%	(1.9)%	(7.5)	pts	3.3	pts
Loss and loss expense ratio	59.5%	65.5%	64.8%	(6.0)	pts	0.7	pts
Policy acquisition cost ratio	20.4%	20.0%	20.2%	0.4	pts	(0.2)	pts
Administrative expense ratio	5.6%	5.6%	6.1%	—	pts	(0.5)	pts
Combined ratio	85.5%	91.1%	91.1%	(5.6)	pts	—	pts
NM – not meaningful

Catastrophe Losses and Prior Period Development

(in millions of U.S. dollars)	2021	2020	2019
Catastrophe losses	$679	$534	$554
Favorable (unfavorable) prior period development	$305	$(63)	$95
Refer to the tables on pages 50 - 51 for detail of catastrophe losses and Note 7 to the Consolidated Financial Statements for detail on prior period development.

Premiums
Net premiums written increased $82 million, or 1.7 percent for 2021, primarily driven by new business and strong renewal retention, from both rate and exposure increases, mainly in homeowners. Partially offsetting the increase were cancellations in parts of California exposed to wildfires and the unfavorable year-over-year impact of reinstatement premiums. These items negatively impacted net premiums written growth by 1.3 percentage points.

Net premiums earned increased $49 million, or 1.0 percent for 2021, reflecting the growth in net premiums written.

Combined Ratio
The loss and loss expense ratio and CAY loss ratio excluding catastrophe losses decreased in 2021 due to better underlying loss ratio improvement in homeowners including earned rate exceeding loss cost trends, partially offset by an increase in automobile frequency. The loss and loss expense ratio in 2021 also benefited from favorable prior period development in the current year compared to unfavorable prior period development in the prior year, partially offset by higher catastrophe losses. Unfavorable prior period development in 2020 was due to higher than expected non-catastrophe loss development, primarily in homeowners. The policy acquisition cost ratio increased in 2021 primarily due to lower ceded commissions and the unfavorable year-over-year impact of reinstatement premiums.

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

				% Change
(in millions of U.S. dollars, except for percentages)	2021	2020	2019	2021 vs. 2020		2020 vs. 2019
Net premiums written	$2,388	$1,846	$1,810	29.3%		2.0%
Net premiums earned	2,338	1,822	1,795	28.3%		1.5%
Losses and loss expenses	1,962	1,544	1,616	27.1%		(4.5)%
Policy acquisition costs	124	123	84	1.2%		45.7%
Administrative expenses	(3)	9	6	NM		67.2%
Underwriting income	255	146	89	74.1%		65.3%
Net investment income	28	30	30	(4.1)%		—
Other (income) expense	1	1	1	—		—
Amortization of purchased intangibles	26	27	28	(0.8)%		(2.1)%
Segment income	$256	$148	$90	73.0%		65.1%
Loss and loss expense ratio:
CAY loss ratio excluding catastrophe losses	81.5%	83.7%	93.5%	(2.2)	pts	(9.8)	pts
Catastrophe losses	1.7%	2.0%	0.5%	(0.3)	pts	1.5	pts
Prior period development	0.7%	(1.0)%	(3.9)%	1.7	pts	2.9	pts
Loss and loss expense ratio	83.9%	84.7%	90.1%	(0.8)	pts	(5.4)	pts
Policy acquisition cost ratio	5.3%	6.8%	4.7%	(1.5)	pts	2.1	pts
Administrative expense ratio	(0.1)%	0.5%	0.3%	(0.6)	pts	0.2	pts
Combined ratio	89.1%	92.0%	95.1%	(2.9)	pts	(3.1)	pts
NM – not meaningful

Catastrophe Losses and Prior Period Development

(in millions of U.S. dollars)	2021	2020	2019
Catastrophe losses	$40	$36	$8
(Unfavorable) favorable prior period development	$(10)	$10	$80
Refer to the tables on pages 50 - 51 for detail of catastrophe losses and Note 7 to the Consolidated Financial Statements for detail on prior period development.

Premiums
Net premiums written increased $542 million, or 29.3 percent in 2021, due mainly to an increase in MPCI, primarily reflecting higher commodity prices and volatility factors, both of which impact pricing, as well as higher reported acreage from policyholders and policy count growth. In addition, our Chubb Agribusiness unit contributed to the net premiums written increase with strong new business growth.

Net premiums earned increased $516 million, or 28.3 percent in 2021 reflecting the growth in net premiums written.

Combined Ratio
The loss and loss expense ratio and CAY loss ratio excluding catastrophe losses decreased in 2021 reflecting better crop year results, partially offset by the unfavorable impact of a commodity hedge loss. The loss and loss expense ratio in 2021 was unfavorably impacted by higher catastrophe losses and adverse prior period development. The policy acquisition cost ratio decreased in 2021 primarily due to the favorable impact of higher net premiums earned. The administrative expense ratio decreased in 2021 primarily due to an increase in administrative and operating reimbursements received under the government program for MPCI business and the favorable impact of higher net premiums earned.

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

				% Change
(in millions of U.S. dollars, except for percentages)	2021	2020	2019	2021 vs. 2020		2020 vs. 2019
Net premiums written	$10,713	$9,335	$9,262	14.8%		0.8%
Net premiums written - constant dollars				10.6%		2.9%
Net premiums earned	10,441	9,285	8,882	12.5%		4.5%
Losses and loss expenses	5,143	5,255	4,606	(2.1)%		14.1%
Policy acquisition costs	2,799	2,568	2,501	9.0%		2.7%
Administrative expenses	1,078	1,034	1,033	4.3%		0.1%
Underwriting income	1,421	428	742	232.2%		(42.4)%
Net investment income	597	534	588	11.9%		(9.2)%
Other (income) expense	—	13	12	NM		4.5%
Amortization of purchased intangibles	48	45	45	8.2%		—
Segment income	$1,970	$904	$1,273	118.1%		(29.0)%
Loss and loss expense ratio:
CAY loss ratio excluding catastrophe losses	50.1%	50.7%	51.2%	(0.6)	pts	(0.5)	pts
Catastrophe losses	3.5%	7.5%	1.8%	(4.0)	pts	5.7	pts
Prior period development	(4.3)%	(1.6)%	(1.1)%	(2.7)	pts	(0.5)	pts
Loss and loss expense ratio	49.3%	56.6%	51.9%	(7.3)	pts	4.7	pts
Policy acquisition cost ratio	26.8%	27.7%	28.1%	(0.9)	pts	(0.4)	pts
Administrative expense ratio	10.3%	11.1%	11.6%	(0.8)	pts	(0.5)	pts
Combined ratio	86.4%	95.4%	91.6%	(9.0)	pts	3.8	pts
NM – not meaningful

Catastrophe Losses and Prior Period Development

(in millions of U.S. dollars)	2021	2020	2019
Catastrophe losses	$358	$705	$156
Favorable prior period development	$441	$150	$92
Refer to the tables on pages 50 - 51 for detail of catastrophe losses and Note 7 to the Consolidated Financial Statements for detail on prior period development.

Net Premiums Written by Region					% Change
(in millions of U.S. dollars, except for percentages)	2021	2020	2019	C$ 2020	2021 vs. 2020	C$ 2021 vs. 2020	2020 vs. 2019
Region
Europe, Middle East, and Africa	$5,242	$4,247	$3,753	$4,454	23.4%	17.7%	13.2%
Latin America	2,044	1,928	2,277	1,956	6.1%	4.5%	(15.3)%
Asia Pacific ex Japan	2,733	2,450	2,515	2,568	11.6%	6.4%	(2.6)%
Japan	520	515	506	507	0.9%	2.5%	1.8%
Other (1)	174	195	211	202	(10.8)%	(13.9)%	(7.6)%
Net premiums written	$10,713	$9,335	$9,262	$9,687	14.8%	10.6%	0.8%

	2021 % of Total	2020 % of Total	2019 % of Total
Region
Europe, Middle East, and Africa	49%	45%	40%
Latin America	19%	21%	25%
Asia Pacific ex Japan	25%	26%	27%
Japan	5%	6%	6%
Other (1)	2%	2%	2%
Net premiums written	100%	100%	100%
(1)     Includes the international supplemental A&H business of Combined Insurance and other international operations.

Premiums
Net premiums written increased $1,378 million in 2021, or $1,026 million on a constant-dollar basis, reflecting growth in commercial lines of 21.4 percent, or 16.9 percent on a constant-dollar basis, and growth in consumer lines of 5.6 percent, or 1.8 percent on a constant-dollar basis.

Growth in Europe, Middle East and Africa in 2021 was primarily driven by higher new business and positive rate increases in commercial lines, including commercial casualty, financial lines and property. Personal lines grew reflecting new business in specialty lines.

Growth in Latin America in 2021 was primarily driven by higher new business and retention in commercial P&C lines. Additionally, consumer lines in the prior year was adversely impacted by restrictions resulting from the COVID-19 pandemic in automobile and A&H.

Growth in Asia Pacific ex Japan in 2021 was primarily driven by higher new business, higher retention and positive rate increases in commercial P&C lines, including financial lines, property and casualty, and higher new business in consumer lines, primarily in specialty and homeowners. Additionally, consumer lines in the prior year was adversely impacted by restrictions resulting from the COVID-19 pandemic.

Growth in Japan in 2021 was primarily driven by new business in commercial P&C lines, including financial lines and casualty. Consumer lines also increased, driven by homeowners and specialty in personal lines. Additionally, consumer lines in the prior year was adversely impacted by restrictions resulting from the COVID-19 pandemic.

Net premiums earned increased $1,156 million in 2021, or $811 million on a constant-dollar basis, reflecting the increase in commercial and consumer lines described above.

Combined Ratio
The loss and loss expense ratio and CAY loss ratio excluding catastrophe losses decreased in 2021 reflecting underlying loss ratio improvement including earned rate exceeding loss cost trends, partially offset by a COVID-related reduced claim frequency benefit in the prior year, primarily in the automobile portfolio in Latin America, and lower premiums earned from A&H lines which have a lower loss ratio. The loss and loss expense ratio in 2021 also benefited from higher favorable prior period development and lower catastrophe losses compared to the prior year.

The policy acquisition cost ratio decreased in 2021 primarily due to a change in the mix of business, including less premiums earned from A&H lines that have a higher acquisition cost ratio and higher premiums earned from commercial P&C lines that have a lower acquisition cost ratio.

The administrative expense ratio decreased in 2021 primarily due to the favorable impact of higher net premiums earned and expense management, partially offset by increased investment to support growth.

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

				% Change
(in millions of U.S. dollars, except for percentages)	2021	2020	2019	2021 vs. 2020		2020 vs. 2019
Net premiums written	$873	$731	$649	19.5%		12.6%
Net premiums written - constant dollars				18.0%		12.1%
Net premiums earned	798	698	654	14.3%		6.7%
Losses and loss expenses	632	435	352	45.2%		23.5%
Policy acquisition costs	200	174	169	15.3%		3.0%
Administrative expenses	35	37	35	(4.5)%		5.2%
Underwriting income (loss)	(69)	52	98	NM		(46.8)%
Net investment income	331	307	279	7.7%		10.1%
Other (income) expense	—	2	1	NM		NM
Segment income	$262	$357	$376	(26.8)%		(5.0)%
Loss and loss expense ratio:
CAY loss ratio excluding catastrophe losses	50.7%	49.1%	50.6%	1.6	pts	(1.5)	pts
Catastrophe losses	28.3%	17.0%	7.6%	11.3	pts	9.4	pts
Prior period development	0.2%	(3.8)%	(4.3)%	4.0	pts	0.5	pts
Loss and loss expense ratio	79.2%	62.3%	53.9%	16.9	pts	8.4	pts
Policy acquisition cost ratio	25.1%	24.9%	25.7%	0.2	pts	(0.8)	pts
Administrative expense ratio	4.4%	5.3%	5.4%	(0.9)	pts	(0.1)	pts
Combined ratio	108.7%	92.5%	85.0%	16.2	pts	7.5	pts
NM – not meaningful

Catastrophe Losses and Prior Period Development

(in millions of U.S dollars)	2021	2020	2019
Catastrophe losses	$212	$113	$48
(Unfavorable) favorable prior period development	$(3)	$29	$29
Refer to the tables on pages 50 - 51 for detail of catastrophe losses and Note 7 to the Consolidated Financial Statements for detail on prior period development.

Premiums
Net premiums written increased $142 million in 2021 primarily from growth in property pro-rata business and financial lines, driven by new business written. In addition, net premiums written increased due to higher reinstatement premiums.

Net premiums earned increased $100 million in 2021 primarily reflecting the increase in net premiums written described above.

Combined Ratio
The loss and loss expense ratio increased in 2021 primarily due to higher catastrophe losses and unfavorable prior period development compared with favorable prior period development in the prior year. The CAY loss ratio excluding catastrophe losses increased in 2021 primarily due to a shift in the mix of business.

The administrative expense ratio decreased in 2021 primarily from the favorable impact of higher net premiums earned.

Life Insurance

The Life Insurance segment comprises our international life operations, Chubb Tempest Life Re (Chubb Life Re), and the North American supplemental A&H and life business of Combined Insurance. We assess the performance of our life business based on Life Insurance underwriting income, which includes Net investment income and (Gains) losses from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP.

				% Change
(in millions of U.S. dollars, except for percentages)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Net premiums written	$2,477	$2,514	$2,392	(1.5)%	5.1%
Net premiums written - constant dollars				(2.8)%	5.6%
Net premiums earned	2,402	2,482	2,343	(3.2)%	5.9%
Losses and loss expenses	740	724	757	2.3%	(4.4)%
Policy benefits	707	726	696	(2.7)%	4.3%
Policy acquisition costs	712	766	620	(7.1)%	23.6%
Administrative expenses	333	320	323	3.8%	(1.0)%
Net investment income	407	385	373	5.6%	3.3%
Life Insurance underwriting income	317	331	320	(4.2)%	3.6%
Other (income) expense	(106)	(74)	(48)	42.4%	53.1%
Amortization of purchased intangibles	5	4	2	23.3%	100.0%
Segment income	$418	$401	$366	4.1%	9.8%

Premiums
Net premiums written decreased $37 million in 2021, or $72 million on a constant-dollar basis. For our International Life operations, net premiums written increased 9.4 percent, principally in Asia, from new business in Taiwan, Thailand and Vietnam, and in Latin America from new business in Brazil and Ecuador. This growth was offset by a decline in our North America Combined Insurance business of 7.1 percent, from the adverse impact of the COVID-19 pandemic on face-to-face and worksite sales, and a decline in our life reinsurance business which continues to decline as no new business is currently being written.

Deposits
The following table presents deposits collected on universal life and investment contracts:

				% Change
(in millions of U.S. dollars, except for percentages)	2021	2020	2019	2021 vs. 2020	C$ 2021 vs. 2020	2020 vs. 2019
Deposits collected on universal life and investment contracts	$2,441	$1,559	$1,463	56.6%	49.9%	6.5%

Deposits collected on universal life and investment contracts (life deposits) are not reflected as revenues in our Consolidated statements of operations in accordance with GAAP. New life deposits are an important component of production, and although they do not significantly affect current period income from operations, they are key to our efforts to grow our business. Life deposits collected increased $882 million, or $812 million on a constant-dollar basis, in 2021, primarily from successful sales in broker and bank channels in Taiwan.

Life Insurance underwriting income and Segment income
Life Insurance underwriting income decreased $14 million in 2021, primarily due to the decrease in net premiums written described above, partially offset by higher net investment income. Segment income increased $17 million primarily due to higher other income from our share of net income from our investment in Huatai, our partially-owned insurance entity in China.

Corporate

Corporate results primarily include the results of our non-insurance companies, income and expenses not attributable to reportable segments and loss and loss expenses of asbestos and environmental (A&E) liabilities and certain other non-A&E run-off exposures, including molestation.

				% Change
(in millions of U.S. dollars, except for percentages)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Losses and loss expenses	$572	$435	$158	31.4%	176.4%
Administrative expenses	365	303	319	20.6%	(5.0)%
Underwriting loss	937	738	477	26.9%	54.8%
Net investment income (loss)	(55)	(87)	(125)	(35.6)%	(30.8)%
Interest expense	492	516	552	(4.7)%	(6.4)%
Net realized gains (losses)	1,160	(499)	(522)	NM	(4.6)%
Other (income) expense	(2,118)	(791)	(459)	168.0%	72.7%
Amortization of purchased intangibles	198	203	218	(3.2)%	(6.9)%
Chubb integration expenses	—	—	23	—	NM
Income tax expense	1,277	629	795	102.9%	(20.8)%
Net income (loss)	$319	$(1,881)	$(2,253)	NM	(16.5)%
NM – not meaningful
The increase in losses and loss expenses was primarily from adverse development relating to our Brandywine asbestos and environmental exposures, and non A&E run-off casualty exposure, including molestation. Adverse development on molestation exposures in 2021 is primarily related to Boy Scouts of America related abuse claims. Refer to Note 7 of the Consolidated Financial Statements for further information. Administrative expenses increased $62 million in 2021 primarily due to higher employee-related expenses and increased spending to support digital growth initiatives.

Other (income) and expense increased $1.3 billion in 2021 primarily due to higher returns from our private equities where we own more than three percent, principally from mark-to-market movement. Refer to Note 14 to the Consolidated Financial Statements for additional information on Other (income) expense.

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

The following table presents our net realized and unrealized gains (losses):

	Year Ended December 31
	2021			2020			2019
(in millions of U.S. dollars)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)
Fixed maturities	$3	$(2,919)	$(2,916)	$(281)	$2,604	$2,323	$(31)
Fixed income and equity derivatives	(72)	—	(72)	81	—	81	(435)
Public equity
Sales	157	—	157	455	—	455	58
Mark-to-market	505	—	505	131	—	131	46
Private equity (less than 3 percent ownership)
Sales	—	—	—	—	—	—	(5)
Mark-to-market	111	—	111	(32)	—	(32)	(15)
Total investment portfolio	704	(2,919)	(2,215)	354	2,604	2,958	(382)
Variable annuity reinsurance derivative transactions, net of applicable hedges	114	—	114	(310)	—	(310)	(142)
Other derivatives	(8)	—	(8)	1	—	1	(8)
Foreign exchange	348	(530)	(182)	(483)	306	(177)	7
Other (1)	(6)	503	497	(60)	(244)	(304)	(5)
Net gains (losses), pre-tax	$1,152	$(2,946)	$(1,794)	$(498)	$2,666	$2,168	$(530)
(1)     Net unrealized gains (losses) includes our postretirement programs of $522 million and $(232) million for the years ended December 31, 2021 and 2020, respectively.
Pre-tax net losses of $2,215 million in our investment portfolio were principally the result of an increase in interest rates, partially offset by positive equity returns.

The realized gains relating to the variable annuity reinsurance derivative transactions in 2021 reflected a decrease in the fair value of GLB liabilities due to higher global equity markets and higher interest rates. The realized losses relating to the variable annuity reinsurance derivative transactions in 2020 reflected an increase in the fair value of GLB liabilities due to lower interest rates and changes made to our valuation model relating to policyholder behavior, partially offset by higher global equity markets. Included in the realized gains (losses) are derivative instruments that decrease in fair value when the S&P 500 index increases. During the years ended December 31, 2021 and 2020, we experienced realized losses of $202 million and $108 million, respectively, related to these derivative instruments.

Effective Income Tax Rate
Our effective tax rate (ETR) was 13.0 percent, 15.1 percent, and 14.9 percent in 2021, 2020, and 2019, respectively. Our ETR reflects a mix of income or losses in jurisdictions with a wide range of tax rates, permanent differences between U.S. GAAP and local tax laws, and the impact of discrete items. A change in the geographic mix of earnings could impact our ETR. The ETR in 2021 was impacted by a higher percentage of income generated in lower tax jurisdictions and discrete tax benefits.

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

Book value per common share is shareholders’ equity divided by the shares outstanding. Tangible book value per common share is shareholders’ equity less goodwill and other intangible assets, net of tax, divided by the shares outstanding. We believe that book value comparisons to less acquisitive peer companies are more meaningful when adjusted for goodwill and other intangible assets. The calculation of tangible book value per share does not consider the embedded goodwill attributable to our investments in partially-owned insurance companies until we consolidate.

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

P&C combined ratio is the sum of the loss and loss expense ratio, policy acquisition cost ratio, and the administrative expense ratio excluding the life business and including the realized gains and losses on the crop derivatives. These derivatives were purchased to provide economic benefit, in a manner similar to reinsurance protection, in the event that a significant decline in commodity pricing impacts underwriting results. We view gains and losses on these derivatives as part of the results of our underwriting operations.

CAY P&C combined ratio excluding catastrophe losses (CATs) excludes CATs and prior period development (PPD) from the P&C combined ratio. We exclude CATs as they are not predictable as to timing and amount and PPD as these unexpected loss developments on historical reserves are not indicative of our current underwriting performance. The combined ratio numerator is adjusted to exclude CATs, net premiums earned adjustments on PPD, prior period expense adjustments, and reinstatement premiums on PPD, and the denominator is adjusted to exclude net premiums earned adjustments on PPD and reinstatement premiums on CATs and PPD. In periods where there are adjustments on loss sensitive policies, these adjustments are excluded from PPD and net premiums earned when calculating the ratios. We believe this measure provides a better evaluation of our underwriting performance and enhances the understanding of the trends in our P&C business that may be obscured by these items. This measure is commonly reported among our peer companies and allows for a better comparison.

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
For the Year Ended
December 31, 2021
(in millions of U.S. dollars except for ratios)
Numerator
Losses and loss expenses	A	$10,015	$2,924	$1,962	$5,143	$632	$572	$21,248
Catastrophe losses and related adjustments
Catastrophe losses, net of related adjustments		(1,112)	(679)	(40)	(358)	(212)	—	(2,401)
Reinstatement premiums collected (expensed) on catastrophe losses		—	(16)	(2)	—	28	—	10
Catastrophe losses, gross of related adjustments		(1,112)	(663)	(38)	(358)	(240)	—	(2,411)
PPD and related adjustments
PPD, net of related adjustments - favorable (unfavorable)		762	305	(10)	441	(3)	(569)	926
Net premiums earned adjustments on PPD - unfavorable (favorable)		67	—	(25)	—	—	—	42
Expense adjustments - unfavorable (favorable)		6	—	(3)	—	—	—	3
PPD reinstatement premiums - unfavorable (favorable)		6	(1)	—	7	3	—	15
PPD, gross of related adjustments - favorable (unfavorable)		841	304	(38)	448	—	(569)	986
CAY loss and loss expense ex CATs	B	$9,744	$2,565	$1,886	$5,233	$392	$3	$19,823
Policy acquisition costs and administrative expenses
Policy acquisition costs and administrative expenses	C	$3,134	$1,277	$121	$3,877	$235	$365	$9,009
Expense adjustments - favorable (unfavorable)		(6)	—	3	—	—	—	(3)
Policy acquisition costs and administrative expenses, adjusted	D	$3,128	$1,277	$124	$3,877	$235	$365	$9,006
Denominator
Net premiums earned	E	$15,461	$4,915	$2,338	$10,441	$798		$33,953
Reinstatement premiums (collected) expensed on catastrophe losses		—	16	2	—	(28)		(10)
Net premiums earned adjustments on PPD - unfavorable (favorable)		67	—	(25)	—	—		42
PPD reinstatement premiums - unfavorable (favorable)		6	(1)	—	7	3		15
Net premiums earned excluding adjustments	F	$15,534	$4,930	$2,315	$10,448	$773		$34,000
P&C Combined ratio
Loss and loss expense ratio	A/E	64.8%	59.5%	83.9%	49.3%	79.2%		62.6%
Policy acquisition cost and administrative expense ratio	C/E	20.2%	26.0%	5.2%	37.1%	29.5%		26.5%
P&C Combined ratio		85.0%	85.5%	89.1%	86.4%	108.7%		89.1%
CAY P&C Combined ratio ex CATs
Loss and loss expense ratio, adjusted	B/F	62.7%	52.0%	81.5%	50.1%	50.7%		58.3%
Policy acquisition cost and administrative expense ratio, adjusted	D/F	20.2%	25.9%	5.3%	37.1%	30.5%		26.5%
CAY P&C Combined ratio ex CATs		82.9%	77.9%	86.8%	87.2%	81.2%		84.8%
Combined ratio
Combined ratio								89.1%
Add: impact of gains and losses on crop derivatives								—
P&C Combined ratio								89.1%
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

Net Investment Income

(in millions of U.S. dollars, except for percentages)	2021	2020	2019
Average invested assets	$116,475	$109,766	$104,074
Net investment income (1)	$3,456	$3,375	$3,426
Yield on average invested assets	3.0%	3.1%	3.3%
Market yield on fixed maturities	2.3%	1.7%	2.7%
(1)Includes $84 million, $116 million, and $161 million of amortization expense related to the fair value adjustment of acquired invested assets related to the Chubb Corp acquisition in 2021, 2020, and 2019, respectively.

Net investment income is influenced by a number of factors including the amounts and timing of inward and outward cash flows, the level of interest rates, and changes in overall asset allocation. Net investment income increased 2.4 percent in 2021 compared with 2020, primarily due to increased dividends on public equities which resulted from a higher allocation to public equities and higher income received from our private equity partnerships. Investment income for the year was tempered by lower reinvestment rates on new and reinvested assets. Refer to Note 1 e) to the Consolidated Financial Statements for additional information.

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

(in millions of U.S. dollars)	2021	2020	2019
Total mark-to-market gain on private equity, pre-tax	$2,115	$714	$449

Interest Expense

Interest expense was $492 million, $516 million, and $552 million for the years ended December 31, 2021, 2020, and 2019, respectively, including a benefit of $21 million each year related to the amortization of the fair value of debt assumed in the Chubb Corp acquisition. Pre-tax interest expense for our existing debt obligations and fees based on expected usage of certain facilities, including letters of credit, collateral fees, and repurchase agreements, is expected to total $543 million for 2022 based on current foreign exchange rates. In addition, we expect a benefit of $21 million related to the fair value of debt amortization for 2022. The expected increase in pre-tax interest expense is primarily driven by the 2021 issuance of $600 million of 2.85 percent senior notes due December 2051 and $1,000 million of 3.05 percent senior notes due December 2061. Refer to Note 9 to the Consolidated Financial Statements, under Item 8, for more information.

Amortization of Purchased Intangibles and Other Amortization

Amortization expense related to purchased intangibles was $287 million, $290 million, and $305 million for the years ended December 31, 2021, 2020, and 2019, respectively, and principally relates to the Chubb Corp acquisition. The amortization of purchased intangibles expense in 2022 is expected to be $281 million, or approximately $70 million each quarter. Refer to Note 6 to the Consolidated Financial Statements, under Item 8, for more information.

Reduction of deferred tax liability associated with Other intangible assets
At December 31, 2021, the deferred tax liability associated with the Other intangible assets (excluding the fair value adjustment on Unpaid losses and loss expenses) was $1,212 million.

The following table presents at December 31, 2021, the expected reduction to the deferred tax liability associated with the amortization of Other intangible assets, at current foreign currency exchange rates for the next five years:

For the Years Ending December 31 (in millions of U.S. dollars)	Reduction to deferred tax liability associated with intangible assets
2022	$66
2023	60
2024	55
2025	51
2026	48
Total	$280

Amortization of the fair value adjustment on acquired invested assets and assumed long-term debt
The following table presents at December 31, 2021, the expected amortization expense of the fair value adjustment on acquired invested assets related to the Chubb Corp acquisition, at current foreign currency exchange rates, and the expected amortization benefit from the fair value adjustment on assumed long-term debt for the next five years:

	Amortization (expense) benefit of the fair value adjustment on
For the Years Ending December 31 (in millions of U.S. dollars)	Acquired invested assets (1)	Assumed long-term debt (2)
2022	$(68)	$21
2023	(50)	21
2024	(9)	21
2025	—	21
2026	—	21
Total	$(127)	$105
(1)    Recorded as a reduction to Net investment income in the Consolidated statements of operations.
(2)     Recorded as a reduction to Interest expense in the Consolidated statements of operations.

The estimate of amortization expense of the fair value adjustment on acquired invested assets could vary based on current market conditions, bond calls, overall duration of the acquired investment portfolio, and foreign exchange.

Investments
Our investment portfolio is invested primarily in publicly traded, investment grade, fixed income securities with an average credit quality of A/A as rated by the independent investment rating services Standard and Poor’s (S&P)/ Moody’s Investors Service (Moody’s). The portfolio is externally managed by independent, professional investment managers and is broadly diversified across geographies, sectors, and issuers. Other investments principally comprise direct investments, investment funds, and limited partnerships. We hold no collateralized debt obligations in our investment portfolio, and we provide no credit default protection. We have long-standing global credit limits for our entire portfolio across the organization. Exposures are aggregated, monitored, and actively managed by our Global Credit Committee, comprising senior executives, including our Chief Financial Officer, our Chief Risk Officer, our Chief Investment Officer, and our Treasurer. We also have well-established, strict contractual investment rules requiring managers to maintain highly diversified exposures to individual issuers and closely monitor investment manager compliance with portfolio guidelines.

The average duration of our fixed income securities, including the effect of options and swaps, was 4.1 years and 4.0 years at December 31, 2021 and 2020, respectively. We estimate that a 100 basis point (bps) increase in interest rates would reduce the valuation of our fixed income portfolio by approximately $4.4 billion at December 31, 2021. The following table shows the fair value and cost/amortized cost, net of valuation allowance, of our invested assets:

	December 31, 2021		December 31, 2020
(in millions of U.S. dollars)	Fair Value	Cost/ Amortized Cost, Net	Fair Value	Cost/ Amortized Cost
Fixed maturities available for sale	$93,108	$90,479	$90,699	$85,168
Fixed maturities held to maturity	10,647	10,118	12,510	11,653
Short-term investments	3,146	3,147	4,345	4,349
Fixed income securities	106,901	103,744	107,554	101,170
Equity securities	4,782	4,782	4,027	4,027
Other investments	11,169	11,169	7,945	7,945
Total investments	$122,852	$119,695	$119,526	$113,142

The fair value of our total investments increased $3.3 billion during the year ended December 31, 2021, due to strong operating cash flows, positive equity returns and net proceeds from debt issuance. The increase was partially offset by share repurchases, unrealized losses on fixed maturities and payment of dividends on our Common Shares.

The following tables present the fair value of our fixed income securities at December 31, 2021 and 2020. The first table lists investments according to type and second according to S&P credit rating:

	December 31, 2021		December 31, 2020
(in millions of U.S. dollars, except for percentages)	Fair Value	% of Total	Fair Value	% of Total
U.S. Treasury / Agency	$3,458	3%	$4,122	4%
Corporate and asset-backed securities	41,264	39%	38,769	36%
Mortgage-backed securities	22,292	21%	20,616	19%
Municipal	9,650	9%	11,943	11%
Non-U.S.	27,091	25%	27,759	26%
Short-term investments	3,146	3%	4,345	4%
Total	$106,901	100%	$107,554	100%
AAA	$15,364	14%	$15,622	15%
AA	35,179	33%	36,125	33%
A	20,171	19%	19,712	18%
BBB	17,362	16%	17,542	16%
BB	9,084	8%	9,699	9%
B	9,202	9%	8,267	8%
Other	539	1%	587	1%
Total	$106,901	100%	$107,554	100%

Corporate and asset-backed securities

The following table presents our 10 largest global exposures to corporate bonds by fair value at December 31, 2021:

(in millions of U.S. dollars)	Fair Value
Wells Fargo & Co	$713
Bank of America Corp	680
JP Morgan Chase & Co	608
Comcast Corp	489
Verizon Communications Inc	487
AT&T Inc	472
Morgan Stanley	471
Citigroup Inc	418
HSBC Holdings Plc	378
Goldman Sachs Group Inc	360

Mortgage-backed securities

The following table shows the fair value and amortized cost, net of valuation allowance, of our mortgage-backed securities:

	S&P Credit Rating					Fair Value	Amortized Cost, Net
December 31, 2021 (in millions of U.S. dollars)	AAA	AA	A	BBB	BB and below	Total	Total
Agency residential mortgage-backed (RMBS)	$92	$18,234	$—	$—	$—	$18,326	$17,920
Non-agency RMBS	309	42	74	43	6	474	478
Commercial mortgage-backed securities	3,030	276	170	12	4	3,492	3,412
Total mortgage-backed securities	$3,431	$18,552	$244	$55	$10	$22,292	$21,810

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

The following table summarizes the fair value and amortized cost, net of valuation allowance, of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. government securities at December 31, 2021:

(in millions of U.S. dollars)	Fair Value	Amortized Cost, Net
Canada	$1,021	$1,013
Republic of Korea	945	891
United Kingdom	664	655
Province of Ontario	661	648
United Mexican States	551	561
Kingdom of Thailand	548	510
Federative Republic of Brazil	527	539
Commonwealth of Australia	446	429
Socialist Republic of Vietnam	441	305
Province of Quebec	424	412
Other Non-U.S. Government Securities	5,484	5,361
Total	$11,712	$11,324
The following table summarizes the fair value and amortized cost, net of valuation allowance, of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. corporate securities at December 31, 2021:

(in millions of U.S. dollars)	Fair Value	Amortized Cost, Net
United Kingdom	$2,501	$2,434
Canada	1,824	1,775
France	1,281	1,245
United States (1)	1,230	1,207
Australia	939	917
Japan	769	761
Germany	597	582
Switzerland	563	543
Netherlands	535	513
China	452	446
Other Non-U.S. Corporate Securities	4,688	4,597
Total	$15,379	$15,020
(1)     The countries that are listed in the non-U.S. corporate fixed income portfolio above represent the ultimate parent company's country of risk. Non-U.S. corporate securities could be issued by foreign subsidiaries of U.S. corporations.

Below-investment grade corporate fixed income portfolio
Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss from default by the borrower is greater with below-investment grade securities. Below-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than investment grade issuers. At December 31, 2021, our corporate fixed income investment portfolio included below-investment grade and non-rated securities which, in total, comprised approximately 15 percent of our fixed income portfolio. Our below-investment grade and non-rated portfolio includes over 1,600 issuers, with the greatest single exposure being $140 million.

We manage high-yield bonds as a distinct and separate asset class from investment grade bonds. The allocation to high-yield bonds is explicitly set by internal management and is targeted to securities in the upper tier of credit quality (BB/B). Our minimum rating for initial purchase is BB/B. Fourteen external investment managers are responsible for high-yield security selection and portfolio construction. Our high-yield managers have a conservative approach to credit selection and very low historical default experience. Holdings are highly diversified across industries and generally subject to a 1.5 percent issuer limit as a percentage of high-yield allocation. We monitor position limits daily through an internal compliance system. Derivative and structured securities (e.g., credit default swaps and collateralized debt obligations) are not permitted in the high-yield portfolio.

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

Environmental claims present exposure for remediation and defense costs associated with the contamination of property or bodily injury as a result of pollution.

The following table presents count information for asbestos claims by causative agent and environmental claims by account, for direct policies only:

	Asbestos (by causative agent)		Environmental (by account)
	2021	2020	2021	2020
Open at beginning of year	1,723	1,724	1,234	1,217
Newly reported/reopened	191	192	131	130
Closed or otherwise disposed	175	193	135	113
Open at end of year	1,739	1,723	1,230	1,234

Survival ratios are calculated by dividing the asbestos or environmental loss and allocated loss adjustment expense (ALAE) reserves by the average asbestos or environmental loss and ALAE payments for the three most recent calendar years (3-year survival ratio).

The following table presents the gross and net 3-year survival ratios for Asbestos and Environmental loss and ALAE reserves:

(in years)	Gross loss and ALAE reserves	Net loss and ALAE reserves
Asbestos	5.7	6.2
Environmental	3.0	3.3

The survival ratios provide only a very rough depiction of reserves and are significantly impacted by a number of factors such as aggressive settlement practices, variations in gross to ceded relationships within the asbestos or environmental claims, and levels of coverage provided. Therefore, we urge caution in using these very simplistic ratios to gauge reserve adequacy.

Catastrophe Management

We actively monitor and manage our catastrophe risk accumulation around the world from natural perils, including setting risk limits based on probable maximum loss (PML), and purchasing catastrophe reinsurance, to ensure sufficient liquidity and capital to meet the expectations of regulators, rating agencies and policyholders, and to provide shareholders with an appropriate risk-adjusted return. Chubb uses internal and external data together with sophisticated analytical, catastrophe loss and risk modeling techniques to ensure an appropriate understanding of risk, including diversification and correlation effects, across different product lines and territories. The table below presents our modeled pre-tax estimates of natural catastrophe PML, net of reinsurance, at December 31, 2021, and is not our expected catastrophe losses for any one year.

	Modeled Net Probable Maximum Loss (PML) Pre-tax
	Worldwide (1)		U.S. Hurricane (2)		California Earthquake (3)
	Annual Aggregate		Annual Aggregate		Single Occurrence
(in millions of U.S. dollars, except for percentages)	Chubb	% of Total Shareholders’ Equity	Chubb	% of Total Shareholders’ Equity	Chubb	% of Total Shareholders’ Equity
1-in-10	$2,163	3.6%	$1,090	1.8%	$146	0.2%
1-in-100	$4,360	7.3%	$2,734	4.6%	$1,311	2.2%
1-in-250	$7,103	11.9%	$4,971	8.3%	$1,508	2.5%
(1)     Worldwide aggregate is comprised of losses arising from tropical cyclones, convective storms, earthquakes, U.S. wildfires and inland floods, and do not include "non-modeled" perils such as man-made and other catastrophe risk including pandemic.
(2)     U.S. hurricane losses include losses from wind and storm-surge and exclude rainfall.
(3)     California earthquakes include the fire-following sub-peril.

The PML for worldwide and key U.S. peril regions are based on our in-force portfolio at October 1, 2021, and reflect the April 1, 2021 reinsurance program (see Global Property Catastrophe Reinsurance Program section) as well as inuring reinsurance protection coverages. These estimates assume that reinsurance recoverable is fully collectible.

According to the model, for the 1-in-100 return period scenario, there is a one percent chance that our pre-tax annual aggregate losses incurred in any year from U.S. hurricane events could be in excess of $2,734 million (or 4.6 percent of our total shareholders’ equity at December 31, 2021). Effective December 31, 2021, our worldwide PMLs include losses from U.S. wildfire and U.S. inland flood.

The above estimates of Chubb’s loss profile are inherently uncertain for many reasons, including the following:
•While the use of third-party modeling packages to simulate potential catastrophe losses is prevalent within the insurance industry, the models are reliant upon significant meteorology, seismology, and engineering assumptions to estimate catastrophe losses. In particular, modeled catastrophe events are not always a representation of actual events and ensuing additional loss potential;
•There is no universal standard in the preparation of insured data for use in the models, the running of the modeling software and interpretation of loss output. These loss estimates do not represent our potential maximum exposures and it is highly likely that our actual incurred losses would vary materially from the modeled estimates;
•The potential effects of climate change add to modeling complexity; and
•Changing climate conditions could impact our exposure to natural catastrophe risks. Published studies by leading government, academic and professional organizations combined with extensive research by Chubb climate scientists reveal the potential for increases in the frequency and severity of key natural perils such as tropical cyclones, inland flood, and wildfire. To understand the potential impacts on the Chubb portfolio, we have conducted stress tests on our peak exposure zone, namely in the U.S., using parameters outlined by the Intergovernmental Panel on Climate Change (IPCC) Climate Change 2021 report. These parameters consider the impacts of climate change and the resulting climate peril impacts over a timescale relevant to our business. The tests are conducted by adjusting our baseline view of risk for the perils of hurricane, inland flood, and wildfire in the U.S. to reflect increases in frequency and severity across the modeled domains for each of these perils. Based on these tests against the Chubb portfolio we do not expect material impacts to our baseline PMLs from climate change over the next 12 months. These tests reflect current exposures only and exclude potentially mitigating factors such as changes to building codes, public or private risk mitigation, regulation and public policy.

Man-made and other catastrophes
We have substantial exposure to losses resulting from man-made catastrophes including terrorism, cyber-attack, financial events, and other catastrophe events, including pandemics. These events are inherently unpredictable and could impact a variety of our businesses, including commercial and personal lines, life insurance, A&H, and reinsurance products. Our losses from these events could be substantial.

Terrorism
We offer terrorism coverage in the U.S. and in many other countries through various insurance products. We actively monitor terrorism risk and manage exposures through set risk limits based on modeled losses from certain terrorism attack scenarios, the purchase of reinsurance, and the reliance on government-sponsored terrorism reinsurance programs. In the U.S., certain protections of our terrorism exposure are provided through the Terrorism Risk Insurance Program Reauthorization Act of 2019 (TRIPRA). In 2021, TRIPRA covers 80 percent of insured losses above a deductible, estimated to be approximately $2.6 billion. Refer to “Global Property Catastrophe Reinsurance Program” for information on our reinsurance protection purchased. At our largest exposure location in the U.S., our maximum modeled losses from a 10-ton truck-bomb explosion are estimated to be $1.7 billion pre-tax based on the exposures, net of reinsurance and TRIPRA as of December 31, 2021.

Cyber Insurance
While frequency and severity trends are being managed through long-standing underwriting strategies, the potential catastrophe risk that aggregation of cyber exposures presents to insurers is unique and unprecedented. In contrast with natural catastrophe risks, catastrophic cyber event scenarios are not bound by time or geography. Further, catastrophic cyber perils do not have well-established definitions or fundamental physical properties. For these reasons, catastrophic cyber events have the inherent potential for significant economic loss. Although cyber risk does not represent a material component of our net premiums written and we engage in significant risk mitigation through our underwriting and use of reinsurance, we are exposed to material losses in the event of a systemic cyber-attack.

Financial Risk
The consequences of adverse global or regional market and economic conditions may affect our investment portfolio. Our investment portfolio is subject to credit or default risk and may also be less liquid in times of economic weakness or market disruptions. Our investments are subject to market risks and risks inherent in individual securities. Our investment performance is highly sensitive to many factors, including interest rates, inflation, monetary and fiscal policies, and domestic and international political conditions. The volatility of our losses may force us to liquidate securities, which may cause us to incur capital losses. Realized and unrealized losses in our investment portfolio would reduce our book value, and if significant, can affect our ability to conduct business.

Moreover, we have substantial exposure to insurance products which are sensitive to certain system-wide financial conditions, such as our financial lines, surety, political risk, involuntary loss of employment (outside U.S.), and trade credit products. These products tend to be characterized by infrequent but potentially high severity losses. The majority of our exposure in these products may be impacted by an adverse economic climate such as an economic recession or depression. If the financial condition of these insureds were adversely affected by the economy or otherwise, we may experience an increase in filed claims and may incur high severity losses, which could have an adverse effect on our results of operations. We monitor credit exposures to single counterparties and to sectors of interest from sources across our operations (e.g. investments, insurance products, reinsurance recoverable, bank deposits, letters of credit) and establish guidelines for credit risk exposure at the counterparty level. Our net income may be volatile because certain variable annuity reinsurance products sold expose us to reserve and fair value liability changes that are directly affected by market and other factors and assumptions.

Pandemic
An outbreak of pandemic disease, such as the COVID-19 pandemic could have a materially adverse effect on our results of operations. The vast majority of our property and liability coverages do not provide coverage for pandemic claims. However, we are subject to the potential of aggregation of loss from coverages provided in our life, A&H, and workers compensation portfolios. We assess our direct pandemic exposure using stress scenarios that consider mortality, morbidity and other causes of insured loss such as trip cancellation. Our assessment also incorporates the impact of a severe economic downturn which, as stated above under Financial Risk, includes an adverse impact to our investment portfolio and to our insurance products sensitive to certain system-wide financial conditions.

Global Property Catastrophe Reinsurance Program

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
(c)     These coverages are both part of the same Second layer within the Global Property Catastrophe Reinsurance Program and are fully placed with Reinsurers.
(d)     These coverages are both part of the same Third layer within the Global Property Catastrophe Reinsurance Program and are fully placed with Reinsurers.

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

Our political risk insurance products provide protection to commercial lenders against defaults on cross border loans, cover investors against equity losses, and protect exporters against defaults on contracts. Commercial lenders, our largest client segment, are covered for missed scheduled loan repayments due to acts of confiscation, expropriation or nationalization by the host government, currency inconvertibility or exchange transfer restrictions, or war or other acts of political violence. In addition, in the case of loans to government-owned entities or loans that have a government guarantee, political risk policies cover scheduled payments against risks of non-payment or non-honoring of government guarantees. Private equity investors and corporations cover their equity investments against financial losses, such as expropriatory events, inability to repatriate dividends, and physical damage to their operations caused by covered political risk events. Our export contracts product provides coverage for both exporters and their financing banks against the risk of contract frustration due to government actions, including non-payment by governmental entities.

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

We have implemented structural features in our policies in order to control potential losses within the political risk and credit insurance businesses. These include basic loss sharing features such as co-insurance and deductibles and, in the case of trade credit, the use of non-qualifying losses that drop smaller exposures deemed too difficult to assess. Ultimate loss severity is also limited by using waiting periods to enable the insurer and insured to mitigate losses and to agree on recovery strategies if a claim does materialize. We have the option to pay claims over the original loan repayment schedule, rather than in a lump sum, in order to provide insureds and the insurer additional time to remedy problems and work towards full recoveries. It is important to note that political risk and credit policies are named peril conditional insurance contracts, not financial guarantees, and claims are only paid after conditions and warranties are fulfilled. Political risk and credit insurance policies do not cover currency devaluations, bond defaults, movements in overseas equity markets, transactions deemed illegal, situations where corruption or misrepresentation has occurred, or debt that is not legally enforceable. In addition to assessing and mitigating potential exposure on a policy-by-policy basis, we also have specific risk management measures in place to manage overall exposure and risk. These measures include placing country, credit, and individual transaction limits based on country risk and credit ratings, combined single loss limits on multi-country policies, the use of quota share and excess of loss reinsurance protection as well as quarterly modeling and stress-testing of the portfolio. We have a dedicated Country and Credit Risk management team that is responsible for the portfolio.

Crop Insurance

We are, and have been since the 1980s, one of the leading writers of crop insurance in the U.S. and have conducted that business through a managing general agent subsidiary of Rain and Hail. We provide protection throughout the U.S. on a variety of crops and are therefore geographically diversified, which reduces the risk of exposure to a single event or a heavy accumulation of losses in any one region. Given its concentration of risk exposed to temperature, moisture, drought, hail and the more frequent and severe storms associated with climate change, crop insurance is a business with catastrophe-like features. Our crop insurance business comprises two components - Multiple Peril Crop Insurance (MPCI) and crop-hail insurance.

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

Each year the RMA issues a final SRA for the subsequent reinsurance year (i.e., the 2022 SRA covers the 2022 reinsurance year from July 1, 2021 through June 30, 2022). There were no significant changes in the terms and conditions from the 2021 SRA and therefore, the new SRA does not impact Chubb's outlook on the crop program relative to 2022.

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

We anticipate that positive cash flows from operations (underwriting activities and investment income) should be sufficient to cover cash outflows under most loss scenarios for the near term. Should the need arise, we generally have access to capital markets and available credit facilities. Refer to “Credit Facilities” below for additional information. Our access to funds under the existing credit facility is dependent on the ability of the bank that is a party to the facility to meet its funding commitments. Should our existing credit provider experience financial difficulty, we may be required to replace credit sources, possibly in a difficult market. If we cannot obtain adequate capital or sources of credit on favorable terms, on a timely basis, or at all, our business, operating results, and financial condition could be adversely affected. To date, we have not experienced difficulty accessing our credit facility or establishing additional facilities when needed.

To further ensure the sufficiency of funds to settle unforeseen claims, we hold certain invested assets in cash and short-term investments. In addition, for certain insurance, reinsurance, or deposit contracts that tend to have relatively large and reasonably predictable cash outflows, we attempt to establish dedicated portfolios of assets that are duration-matched with the related liabilities. With respect to the duration of our overall investment portfolio, we manage asset durations to both maximize return given current market conditions and provide sufficient liquidity to cover future loss payments. At December 31, 2021, the average duration of our fixed maturities (4.1 years) is less than the average expected duration of our insurance liabilities (4.6 years).

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

The payment of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction, as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies. During 2021, we were able to meet all our obligations, including the payments of dividends on our Common Shares, with our net cash flows.

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions as well as the subsidiary's financial condition are paramount to the dividend decision. Chubb Limited received dividends of $3.7 billion and $1.9 billion from its Bermuda subsidiaries in 2021 and 2020, respectively. Chubb Limited also received cash dividends of $21 million and $110 million and non-cash dividends of $916 million and $734 million from a Swiss subsidiary in 2021 and 2020, respectively.

The U.S. insurance subsidiaries of Chubb INA Holdings Inc. (Chubb INA) may pay dividends, without prior regulatory approval, subject to restrictions set out in state law of the subsidiary's domicile (or, if applicable, commercial domicile). Chubb INA's international subsidiaries are also subject to insurance laws and regulations particular to the countries in which the subsidiaries operate. These laws and regulations sometimes include restrictions that limit the amount of dividends payable without prior approval of regulatory insurance authorities. Chubb Limited received no dividends from Chubb INA in 2021 and 2020. Debt issued by Chubb INA is serviced by statutorily permissible distributions by Chubb INA's insurance subsidiaries to Chubb INA as well as other group resources. Chubb INA received dividends of $2.3 billion and $1.2 billion from its subsidiaries in 2021 and 2020, respectively. At December 31, 2021, the amount of dividends available to be paid to Chubb INA in 2022 from its subsidiaries without prior approval of insurance regulatory authorities totals $2.9 billion.

Cash Flows
Our insurance and reinsurance operations provide liquidity in that premiums are received in advance, sometimes substantially in advance, of the time claims are paid. Generally, cash flows are affected by claim payments that, due to the nature of our operations, may comprise large loss payments on a limited number of claims and which can fluctuate significantly from period to period. The irregular timing of these loss payments can create significant variations in cash flows from operations between periods. For additional information regarding estimates of future claim payments over the next twelve months, refer to our discussion of Cash Requirements within "Capital Resources". Sources of liquidity include cash from operations, routine sales of investments, and financing arrangements. The following is a discussion of our cash flows for 2021, 2020, and 2019.

Operating cash flows reflect Net income for each period, adjusted for non-cash items and changes in working capital.

Operating cash flows were a record $11.1 billion in 2021, compared to $9.8 billion and $6.3 billion in 2020 and 2019, respectively. Operating cash flow increased $1.3 billion in 2021 compared to 2020, due to higher premiums collected reflecting premium growth, principally in our commercial lines, partially offset by higher catastrophe loss payments and higher taxes paid.

Cash used for investing was $6.7 billion in 2021, compared to $7.5 billion and $5.9 billion in 2020 and 2019, respectively. Cash used for investing in the current year included lower net purchases of equity securities of $2.4 billion, partially offset by higher net purchases of fixed maturities of $2.0 billion. In addition, cash used related to acquisitions of Huatai Group ownership interest was $1.2 billion in 2021 compared to $1.6 billion in 2020. Refer to Note 2 to the Consolidated Financial Statements for additional information.

Cash used for financing was $4.4 billion in 2021, compared to $2.1 billion and $151 million in 2020 and 2019, respectively. Cash used for financing was higher by $2.3 billion in 2021 compared to 2020 principally from more shares repurchased in the current year of $4.3 billion, partially offset by higher net proceeds from the issuance of long-term debt (net of repayments) of $1.9 billion. Refer to Note 11 to the Consolidated Financial Statements for additional information on share repurchases.

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

We use repurchase agreements as a low-cost funding alternative. At December 31, 2021, there were $1.4 billion in repurchase agreements outstanding with various maturities over the next eight months.

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

Capital Resources

Capital resources consist of funds deployed or available to be deployed to support our business operations.

	December 31	December 31
(in millions of U.S. dollars, except for percentages)	2021	2020
Short-term debt	$999	$—
Long-term debt	15,169	14,948
Trust preferred securities	308	308
Total shareholders’ equity	59,714	59,441
Total capitalization	$76,190	$74,697
Ratio of financial debt to total capitalization	21.2%	20.0%
Ratio of financial debt plus trust preferred securities to total capitalization	21.6%	20.4%

Repurchase agreements are excluded from the table above and are disclosed separately from short-term debt in the Consolidated balance sheets. The repurchase agreements are collateralized borrowings where we maintain the right and ability to redeem the collateral on short notice, unlike short-term debt which comprises the current maturities of our long-term debt instruments.

On November 15, 2021, Chubb INA issued $600 million of 2.85 percent senior notes due December 2051 and $1.0 billion of 3.05 percent senior notes due December 2061. Refer to Note 9 to the Consolidated Financial Statements for details about debt issued and debt redeemed.

We believe our financial strength provides us with the flexibility and capacity to obtain available funds externally through debt or equity financing on both a short-term and long-term basis. Our ability to access the capital markets is dependent on, among other things, market conditions and our perceived financial strength. We have accessed both the debt and equity markets from time to time. We generally maintain the ability to issue certain classes of debt and equity securities via an unlimited Securities and Exchange Commission (SEC) shelf registration which is renewed every three years. This allows us capital market access for refinancing as well as for unforeseen or opportunistic capital needs. In October 2021, we filed a new shelf registration statement which allows us to issue an unlimited amount of certain classes of debt and equity from time to time, replacing the shelf registration statement that was filed in October 2018. This new shelf registration statement expires in October 2024.

Securities Repurchases
From time to time, we repurchase shares as part of our capital management program. In November 2020, the Board of Directors (Board) authorized a share repurchase program of $1.5 billion of Chubb Common Shares from November 19, 2020 through December 31, 2021.

In February 2021, the Board approved an increase to this share repurchase program of $1.0 billion to a total of $2.5 billion, effective through December 31, 2021. On July 19, 2021, the Board authorized a one-time incremental share repurchase program of up to $5.0 billion through June 30, 2022, which is the only board authorization currently in effect.

Share repurchases may be made in the open market, in privately negotiated transactions, block trades, accelerated repurchases and/or through option or other forward transactions. In 2021, 2020, and 2019 we repurchased $4.9 billion, $516 million, and $1.5 billion, respectively, of Common Shares in a series of open market transactions under the Board share repurchase authorizations at an average per share price of $175.85, $143.91, and $146.61, respectively. For the period January 1, 2022 through February 23, 2022, we repurchased 1,966,600 Common Shares for a total of $405 million in a series of open market transactions under the share repurchase program authorization. At February 23, 2022, $2.2 billion in share repurchase authorization remained through June 30, 2022.

Common Shares
Our Common Shares had a par value of CHF 24.15 each at December 31, 2021.

As of December 31, 2021, there were 47,448,502 Common Shares in treasury with a weighted average cost of $157.31 per share.

Under Swiss law, dividends must be stated in Swiss francs though dividend payments are made by Chubb in U.S. dollars.

At our May 2021 annual general meeting, our shareholders approved an annual dividend for the following year of up to $3.20 per share, expected to be paid in four quarterly installments of $0.80 per share after the annual general meeting by way of distribution from capital contribution reserves, transferred to free reserves for payment. The Board will determine the record and payment dates at which the annual dividend may be paid until the date of the 2022 annual general meeting, and is authorized to abstain from distributing a dividend at its discretion. The first three quarterly installments each of $0.80 per share, have been distributed by the Board as expected.

At our May 2020 annual general meeting, our shareholders approved an annual dividend for the following year of up to $3.12 per share, which was paid in four quarterly installments of $0.78 per share at dates determined by the Board after the annual general meeting by way of distribution from capital contribution reserves, transferred to free reserves for payment.

Dividend distributions on Common Shares amounted to CHF 2.88 ($3.18) per share for the year ended December 31, 2021. Refer to Note 11 to the Consolidated Financial Statements for additional information on our dividends.

Cash Requirements

Our cash requirements within the next twelve months include claims payable to claimants and other routine obligations typical to our business. We also have commitments related to our limited partnerships as well as our purchase agreements for Cigna’s Life and A&H business in Asia and for the incremental ownership interests in Huatai Group. We expect the cash required to meet these obligations to be primarily generated through a combination of cash on hand, cash from operations, routine sales of investments, and financing arrangements. We believe these sources will be sufficient to meet our anticipated cash requirements for at least the next twelve months, while maintaining sufficient liquidity for normal operating purposes. We believe our financial strength provides us with the flexibility and capacity to obtain available funds externally through debt or equity financing on both a short-term and long-term basis, if necessary. At December 31, 2021, our long-term cash requirements under our various contractual obligations and commitments include:

•Gross loss payments under insurance and reinsurance contracts - We are obligated to pay claims under insurance and reinsurance contracts for specified loss events covered under those contracts. Total cash requirements are not determinable from underlying contracts and must be estimated. Gross loss payments under insurance and reinsurance contracts are estimated at $73.0 billion with $20.3 billion estimated due over the next twelve months. These estimated gross loss payments are inherently uncertain and the amount and timing of actual loss payments are likely to differ from these estimates and the differences could be material. Given the numerous factors and assumptions involved in both estimates of loss reserves and related estimates as to the timing of future loss payments, differences between actual and estimated loss payments will not necessarily indicate a commensurate change in ultimate loss estimates. Refer to Note 7 to the Consolidated Financial Statements for additional information.

•Estimated payments for future policy benefits and GLB - Total estimated payments for future policy benefits and GLB are estimated at $21.0 billion and $1.4 billion, respectively, with a total $993 million estimated due over the next twelve months. These estimated payments, which are not determinable from the contracts, are gross of fees or premiums from the underlying contracts. These estimated payments are higher than the future policy benefits reserves and GLB liability presented on our Consolidated balance sheets which are discounted and are reflected net of fees and premiums due from the underlying contracts. The timing and amount of actual payments may vary from the estimates. Refer to Note 1 i) to the Consolidated Financial Statements for additional information.

•Short-term and Long-term debt, trust preferred securities, and related interest payments - Total obligations for short-term and long-term debt and trust preferred securities maturities are $16.3 billion with $1.0 billion due in November 2022. Interest payments related to these obligations total $7.1 billion with $515 million due over the next twelve months. These estimates are based on current exchange rates. Refer to Note 9 to the Consolidated Financial Statements for additional information.

•Commitments on invested assets - Total obligations for commitments related to our invested assets are $7.9 billion with $2.2 billion due over the next twelve months. Refer to Note 10 to the Consolidated Financial Statements for additional information.

•Pending acquisitions - Cash requirements for pending acquisitions include approximately $5.75 billion for Cigna's life and A&H business in Asia-Pacific markets which is expected to be paid over the next twelve months, subject to certain post-closing purchase adjustments. Additionally, we entered into agreements totaling $2.2 billion for additional equity interests in Huatai Group, of which we paid approximately $1.1 billion in 2021 and $113 million in January 2022. The remainder is expected to be paid over the next twelve months. The timing of completion is contingent upon important conditions. Refer to Note 2 to the Consolidated Financial Statements for additional information.

•Deposit liabilities - Total obligations for deposit liabilities, including contract holder deposit funds, are $2.3 billion with $68 million due over the next twelve months. Refer to Note 1 k) to the Consolidated Financial Statements for additional information.

•Repurchase agreements - We use repurchase agreements as a low-cost funding alternative. At December 31, 2021, there were $1.4 billion in repurchase agreements outstanding with various maturities over the next eight months. Refer to Note 9 to the Consolidated Financial Statements for additional information.

•Operating leases - Total obligations for operating leases are $513 million with $142 million estimated due over the next twelve months. Refer to Note 10 i) to the Consolidated Financial Statements for additional information. As of December 31, 2021, we entered into a lease for office space that is not yet recorded on our Consolidated balance sheets and is not included in the total obligations referenced above. The lease is expected to commence in 2023 with an initial term of approximately 21 years and the option to renew for an additional five to ten years. Total cash requirements are estimated at approximately $650 million.

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

The following table presents the condensed balance sheets of Chubb Limited and Chubb INA Holdings Inc., after elimination of investment in any non-guarantor subsidiary:

	Chubb Limited (Parent Guarantor)		Chubb INA Holdings Inc. (Subsidiary Issuer)
	December 31		December 31
(in millions of U.S. dollars)	2021	2020	2021	2020
Assets
Investments	$—	$—	$149	$197
Cash	1	84	580	1
Due from parent guarantor/subsidiary issuer, net	—	479	346	—
Due from subsidiaries that are not issuers or guarantors, net	1,564	3,099	—	—
Other assets	16	10	1,667	463
Total assets	$1,581	$3,672	$2,742	$661
Liabilities
Due to parent guarantor/subsidiary issuer, net	$346	$—	$—	$479
Due to subsidiaries that are not issuers or guarantors, net	—	—	1,121	2,583
Affiliated notional cash pooling programs	8	—	—	272
Short-term debt	—	—	999	—
Long-term debt	—	—	15,169	14,948
Trust preferred securities	—	—	308	308
Other liabilities	363	379	1,803	1,364
Total liabilities	717	379	19,400	19,954
Total shareholders’ equity	864	3,293	(16,658)	(19,293)
Total liabilities and shareholders’ equity	$1,581	$3,672	$2,742	$661

The following table presents the condensed statements of operations and comprehensive income of Chubb Limited and Chubb INA Holdings Inc., excluding equity in earnings from non-guarantor subsidiaries:

Year Ended December 31, 2021	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)
(in millions of U.S. dollars)
Net investment income	$4	$1
Net realized gains (loss)	(18)	318
Administrative expenses	103	(84)
Interest (income) expense	(110)	564
Other (income) expense	(47)	(27)
Income tax expense (benefit)	15	(136)
Net income	$25	$2
Comprehensive income	$25	$357

Credit Facilities

As our Bermuda subsidiaries are non-admitted insurers and reinsurers in the U.S., the terms of certain U.S. insurance and reinsurance contracts require them to provide collateral, which can be in the form of letters of credit (LOCs). LOCs may also be used for general corporate purposes.

Should the need arise, we generally have access to capital markets and to credit facilities with letter of credit capacity of $3.7 billion with a sub-limit of $1.9 billion for revolving credit. At December 31, 2021, our usage under these facilities was $1.4 billion in LOCs. Our access to credit under these facilities is dependent on the ability of the banks that are a party to the facilities to meet their funding commitments. Should the existing credit providers on these facilities experience financial difficulty, we may be required to replace credit sources, possibly in a difficult market. If we cannot obtain adequate capital or sources of credit on favorable terms, on a timely basis, or at all, our business, operating results, and financial condition could be adversely affected. To date, we have not experienced difficulty accessing our credit facilities or establishing additional facilities when needed.

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

The facilities noted above require that we maintain certain financial covenants, all of which have been met at December 31, 2021. These covenants include:

(i)a minimum consolidated net worth of not less than $34.985 billion; and
(ii)a ratio of consolidated debt to total capitalization of not greater than 0.35 to 1.

At December 31, 2021, (a) the minimum consolidated net worth requirement under the covenant described in (i) above was $34.985 billion and our actual consolidated net worth as calculated under that covenant was $59.4 billion and (b) our ratio of debt to total capitalization, as calculated under the covenant which excludes the fair value adjustment of debt acquired through the Chubb Corp acquisition, was 0.21 to 1, which is below the maximum debt to total capitalization ratio of 0.35 to 1 as described in (ii) above.

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

Credit ratings assess a company's ability to make timely payments of principal and interest on its debt. It is possible that, in the future, one or more of the rating agencies may reduce our existing ratings. If one or more of our ratings were downgraded, we could incur higher borrowing costs, and our ability to access the capital markets could be impacted. In addition, our insurance and reinsurance operations could be adversely impacted by a downgrade in our financial strength ratings, including a possible reduction in demand for our products in certain markets. Also, we have insurance and reinsurance contracts which contain rating triggers. In the event the S&P or A.M. Best financial strength ratings of Chubb fall, we may be faced with the cancellation of premium or be required to post collateral on our underlying obligation associated with this premium. We estimate that at December 31, 2021, a one-notch downgrade of our S&P or A.M. Best financial strength ratings would result in an immaterial loss of premium or requirement for collateral to be posted.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Market Sensitive Instruments and Risk Management
Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. We are exposed to potential losses from various market risks including changes in interest rates, equity prices, and foreign currency exchange rates. Further, through writing the GLB and GMDB products, we are exposed to volatility in the equity and credit markets, as well as interest rates. Our investment portfolio consists primarily of fixed income securities, denominated in both U.S. dollars and foreign currencies, which are sensitive to changes in interest rates and foreign currency exchange rates. The majority of our fixed income portfolio is classified as available for sale. The effect of market movements on our fixed maturities portfolio impacts Net income (through Net realized gains (losses)) when securities are sold, when we write down an asset, or when we record a change to the allowance for expected credit losses. Changes in interest rates and foreign currency exchange rates will have an immediate effect on Shareholders' equity and Comprehensive income and in certain instances, Net income. From time to time, we also use derivative instruments such as futures, options, swaps, and foreign currency forward contracts to manage the duration of our investment portfolio and foreign currency exposures and also to obtain exposure to a particular financial market. At December 31, 2021 and 2020, our notional exposure to derivative instruments was $20.0 billion and $5.3 billion, respectively. These instruments are recognized as assets or liabilities in our Consolidated Financial Statements and are sensitive to changes in interest rates, foreign currency exchange rates, and equity security prices. As part of our investing activities, from time to time we purchase to be announced mortgage backed securities (TBAs). Changes in the fair value of TBAs are included in Net realized gains (losses) and therefore, have an immediate effect on both our Net income and Shareholders' equity.

We seek to mitigate market risk using a number of techniques, including maintaining and managing the assets and liabilities of our international operations consistent with the foreign currencies of the underlying insurance and reinsurance businesses, thereby limiting exchange rate risk to net assets denominated in foreign currencies.

The following is a discussion of our primary market risk exposures at December 31, 2021. Our policies to address these risks in 2021 were not materially different from 2020. We do not currently anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

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

The following table presents the impact at December 31, 2021 and 2020, on the fair value of our fixed income portfolio of a hypothetical increase in interest rates of 100 bps applied instantly across the U.S. yield curve (an immediate time horizon was used as this presents the worst case scenario):

(in billions of U.S. dollars, except for percentages)	2021	2020
Fair value of fixed income portfolio	$106.9	$107.6
Pre-tax impact of 100 bps increase in interest rates:
Decrease in dollars	$4.4	$4.3
As a percentage of total fixed income portfolio at fair value	4.1%	4.0%

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

The following table presents the impact at December 31, 2021 and 2020, on the fair value of our debt obligations of a hypothetical decrease in interest rates of 100 bps applied instantly across the U.S. yield curve (an immediate time horizon was used as this presents the worst case scenario):

(in millions of U.S. dollars, except for percentages)	2021	2020
Fair value of debt obligations, including repurchase agreements	$19,733	$19,365
Pre-tax impact of 100 bps decrease in interest rates:
Increase in dollars	$1,799	$1,673
As a percentage of total debt obligations at fair value	9.1%	8.6%

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

The following table summarizes the net assets (liabilities) in non-U.S. currencies at December 31, 2021 and 2020:

		2021		2020	2021 vs. 2020 % change in exchange rate per USD
(in millions of U.S. dollars, except for percentages)	Value of net assets (liabilities)	Exchange rate per USD	Value of net assets (liabilities)	Exchange rate per USD
Chinese yuan renminbi (CNY)	$3,519	0.1573	$2,853	0.1532	2.7%
Canadian dollar (CAD)	2,624	0.7914	2,613	0.7858	0.7%
British pound sterling (GBP)	2,333	1.3532	2,492	1.3670	(1.0)%
Australian dollar (AUD)	1,347	0.7263	1,347	0.7694	(5.6)%
Korean won (KRW) (x100)	805	0.0840	781	0.0920	(8.7)%
Mexican peso (MXN)	728	0.0487	877	0.0502	(3.0)%
Japanese yen (JPY)	631	0.0087	617	0.0097	(10.3)%
Brazilian real (BRL)	577	0.1795	747	0.1926	(6.8)%
Hong Kong Dollar (HKD)	537	0.1283	486	0.1290	(0.6)%
Euro (EUR) (1)	(3,013)	1.1370	(3,162)	1.2216	(6.9)%
Other foreign currencies	2,444	various	3,095	various	NM
Value of net assets denominated in foreign currencies (2)	$12,532		$12,746
As a percentage of total net assets	21.0%		21.4%
Pre-tax decrease to Shareholders' equity of a hypothetical 10 percent strengthening of the USD	$1,139		$1,159
NM – not meaningful
(1)     Comprised Euro denominated debt of $4.9 billion, partially offset by net assets of $1.9 billion at December 31, 2021 and Euro denominated debt of $5.2 billion, partially offset by net assets of $2.1 billion at December 31, 2020.
(2)     Net assets denominated in foreign currencies comprised goodwill and other intangible assets of approximately 45 percent and 46 percent at December 31, 2021 and 2020, respectively.

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

The tables below are estimates of the sensitivities to instantaneous changes in economic inputs (e.g., equity shock, interest rate shock, etc.) or actuarial assumptions at December 31, 2021 of the FVL and of the fair value of specific derivative instruments held (hedge value) to partially offset the risk in the variable annuity guarantee reinsurance portfolio. The following assumptions should be considered when using the below tables:
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
•The hedge sensitivity is from December 31, 2021 market levels and only applicable to the equity and interest rate sensitivities table below.
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
•In addition, the tables below do not reflect the expected quarterly run rate of net income generated by the variable annuity guarantee reinsurance portfolio if markets remain unchanged during the period. All else equal, if markets remain unchanged during the period, the FVL will increase, resulting in a realized loss. This realized loss occurs primarily because the guarantees provided in the underlying contracts continue to become more valuable even when markets remain unchanged. We refer to this increase in FVL as the “timing effect”. The unfavorable impact of the timing effect on our FVL in a quarter is not reflected in the sensitivity tables below. For this reason, when using the tables below to estimate the sensitivity of FVL in the first quarter 2022 to various changes, it is necessary to assume an additional $5 million to $45 million increase in FVL and realized losses. Note that both the timing effect and the quarterly run rate impact to net income change over time as the book ages.

Sensitivities to equity and interest rate movements
(in millions of U.S. dollars)		Worldwide Equity Shock
Interest Rate Shock		+10%	Flat	-10%	-20%	-30%	-40%
+100 bps	(Increase)/decrease in FVL	$325	$219	$91	$(77)	$(288)	$(552)
	Increase/(decrease) in hedge value	(92)	—	92	184	276	368
	Increase/(decrease) in net income	$233	$219	$183	$107	$(12)	$(184)
Flat	(Increase)/decrease in FVL	$130	$—	$(167)	$(369)	$(616)	$(918)
	Increase/(decrease) in hedge value	(92)	—	92	184	276	368
	Increase/(decrease) in net income	$38	$—	$(75)	$(185)	$(340)	$(550)
-100 bps	(Increase)/decrease in FVL	$(123)	$(288)	$(484)	$(719)	$(1,000)	$(1,333)
	Increase/(decrease) in hedge value	(92)	—	92	184	276	368
	Increase/(decrease) in net income	$(215)	$(288)	$(392)	$(535)	$(724)	$(965)

Sensitivities to Other Economic Variables		AA-rated Credit Spreads		Interest Rate Volatility		Equity Volatility
(in millions of U.S. dollars)		+100 bps	-100 bps	+2%	-2%	+2%	-2%
(Increase)/decrease in FVL		$66	$(77)	$(1)	$1	$(22)	$19
Increase/(decrease) in net income		$66	$(77)	$(1)	$1	$(22)	$19

Variable Annuity Net Amount at Risk
All our VA reinsurance treaties include annual or aggregate claim limits and many include an aggregate deductible which limit the net amount at risk under these programs. The tables below present the net amount at risk at December 31, 2021 following an immediate change in equity market levels, assuming all global equity markets are impacted equally.

a) Reinsurance covering the GMDB risk only

	Equity Shock
(in millions of U.S. dollars)	+20%	Flat	-20%	-40%	-60%	-80%
GMDB net amount at risk	$297	$283	$471	$848	$897	$744
Claims at 100% immediate mortality	151	156	174	164	148	128

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

b) Reinsurance covering the GLB risk only

	Equity Shock
(in millions of U.S. dollars)	+20%	Flat	-20%	-40%	-60%	-80%
GLB net amount at risk	$757	$1,054	$1,586	$2,384	$2,941	$3,333

The treaty claim limits cause the net amount at risk to increase at a declining rate as equity markets fall.

c) Reinsurance covering both the GMDB and GLB risks on the same underlying policyholders

	Equity Shock
(in millions of U.S. dollars)	+20%	Flat	-20%	-40%	-60%	-80%
GMDB net amount at risk	$37	$45	$58	$74	$88	$100
GLB net amount at risk	289	378	505	679	860	989
Claims at 100% immediate mortality	36	35	35	35	35	35
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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Chubb’s management, with the participation of Chubb’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Chubb’s disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as of December 31, 2021. Based upon that evaluation, Chubb’s Chief Executive Officer and Chief Financial Officer concluded that Chubb’s disclosure controls and procedures are effective in allowing information required to be disclosed in reports filed under the Securities Exchange Act of 1934 to be recorded, processed, summarized, and reported within time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to Chubb’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in Chubb's internal controls over financial reporting during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, Chubb's internal controls over financial reporting. Chubb's management report on internal control over financial reporting is included on page F-3 and PricewaterhouseCoopers LLP's audit report is included on pages F-4, F-5, and F-6.

ITEM 9B. Other Information

Item not applicable.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Item not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information pertaining to this item is incorporated by reference to the sections entitled “Agenda Item 5 - Election of the Board of Directors”, "Corporate Governance - Delinquent Section 16(a) Reports", “Corporate Governance - The Board of Directors - Director Nomination Process”, and “Corporate Governance - The Committees of the Board - Audit Committee” of the definitive proxy statement for the 2022 Annual General Meeting of Shareholders which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A. Also incorporated herein by reference is the text under the caption “Information about our Executive Officers” appearing at the end of Part I Item 1 of the Annual Report on Form 10-K.

Code of Ethics
Chubb has adopted a Code of Conduct, which sets forth standards by which all Chubb employees, officers, and directors must abide as they work for Chubb. Chubb has posted this Code of Conduct on its Internet site (about.chubb.com/governance.html). Chubb intends to disclose on its Internet site any amendments to, or waivers from, its Code of Conduct that are required to be publicly disclosed pursuant to the rules of the SEC or the New York Stock Exchange.

ITEM 11. Executive Compensation

This item is incorporated by reference to the sections entitled “Executive Compensation”, “Compensation Committee Report” and “Director Compensation” of the definitive proxy statement for the 2022 Annual General Meeting of Shareholders which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights (3)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	10,762,100	$133.95	19,127,542
Equity compensation plans not approved by security holders (2)	22,945

(1) These totals include securities available for future issuance under the following plans:
(i) Chubb Limited 2016 Long-Term Incentive Plan, as amended and restated (Amended 2016 LTIP). A total of 32,900,000 shares are authorized to be issued pursuant to awards made as options, stock appreciation rights, stock units, performance shares, performance units, restricted stock, and restricted stock units. The maximum number of shares that may be delivered to participants and their beneficiaries under the Amended 2016 LTIP shall be equal to the sum of: (x) 32,900,000 shares of stock; and (y) any shares of stock that have not been delivered pursuant to the ACE LTIP (as defined in clause (ii) of this footnote (1) below) and remain available for grant pursuant to the ACE LTIP, including shares of stock represented by awards granted under the ACE LTIP that are forfeited, expire or are canceled after the effective date of the Amended 2016 LTIP without delivery of shares of stock or which result in the forfeiture of the shares of stock back to the Company to the extent that such shares would have been added back to the reserve under the terms of the ACE LTIP. As of December 31, 2021, a total of 7,197,001 option awards and 804,119 restricted stock unit awards are outstanding, and 18,040,720 shares remain available for future issuance under this plan.

(ii) ACE Limited 2004 Long-Term Incentive Plan (ACE LTIP). As of December 31, 2021, a total of 3,518,809 option awards are outstanding. No additional grants will be made pursuant to the ACE LTIP.

(iii) The Chubb Corporation Long-Term Incentive Plan (2014) (Chubb Corp. LTIP). As of December 31, 2021, a total of 46,290 option awards and 30,196 deferred stock unit awards are outstanding. No additional grants will be made pursuant to the Chubb Corp. LTIP.

(iv) ESPP. A total of 6,500,000 shares have been authorized for purchase at a discount. As of December 31, 2021, 1,086,822 shares remain available for future issuance under this plan.

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

Additional information is incorporated by reference to the section entitled "Information About Our Share Ownership" of the definitive proxy statement for the 2022 Annual General Meeting of Shareholders which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

ITEM 13. Certain Relationships and Related Transactions and Director Independence

This item is incorporated by reference to the sections entitled “Corporate Governance - What Is Our Related Party Transactions Approval Policy And What Procedures Do We Use To Implement It?”, “Corporate Governance - What Related Party Transactions Do We Have?”, and “Corporate Governance - The Board of Directors - Director Independence” of the definitive proxy statement for the 2022 Annual General Meeting of Shareholders which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

ITEM 14. Principal Accounting Fees and Services

This item is incorporated by reference to the section entitled “Agenda Item 4 – Election of Auditors – 4.2 – Ratification of appointment of PricewaterhouseCoopers LLP (United States) as independent registered public accounting firm for purposes of U.S. securities law reporting” of the definitive proxy statement for the 2022 Annual General Meeting of Shareholders which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a)Financial Statements, Schedules, and Exhibits

Page
1.	Consolidated Financial Statements
–	Management's Responsibility for Financial Statements and Internal Control over Financial Reporting	F-3
–	Report of Independent Registered Public Accounting Firm	F-4
–	Consolidated Balance Sheets at December 31, 2021 and 2020	F-7
–	Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2021, 2020, and 2019	F-8
–	Consolidated Statements of Shareholders' Equity for the years ended December 31, 2021, 2020, and 2019	F-9
–	Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020, and 2019	F-10
–	Notes to Consolidated Financial Statements	F-11
2.	Financial Statement Schedules
–	Schedule I - Summary of Investments - Other Than Investments in Related Parties at December 31, 2021	F-96
–	Schedule II - Condensed Financial Information of Registrant (Parent Company Only) at December 31, 2021 and 2020 and for the years ended December 31, 2021, 2020, and 2019	F-97
–	Schedule IV - Supplemental Information Concerning Reinsurance for the years ended December 31, 2021, 2020, and 2019	F-99
–	Schedule VI - Supplementary Information Concerning Property and Casualty Operations as of and for the years ended December 31, 2021, 2020, and 2019	F-100

Other schedules have been omitted as they are not applicable to Chubb, or the required information has been included in the Consolidated Financial Statements and related notes.
3.	Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
3.1	Articles of Association of the Company, as amended and restated	8-K	3.1	January 20, 2022

3.2	Organizational Regulations of the Company as amended	8-K	3.1	November 21, 2016

4.1	Articles of Association of the Company, as amended and restated	8-K	4.1	January 20, 2022

4.2	Organizational Regulations of the Company as amended	8-K	3.1	November 21, 2016

4.3	Specimen share certificate representing Common Shares	8-K	4.3	July 18, 2008

4.4	Indenture, dated March 15, 2002, between ACE Limited and Bank One Trust Company, N.A.	8-K	4.1	March 22, 2002

4.5	Senior Indenture, dated August 1, 1999, among ACE INA Holdings, Inc., ACE Limited and Bank of New York Mellon Trust Company, N.A. (as successor), as trustee	S-3 ASR	4.4	December 10, 2014

4.6	Indenture, dated November 30, 1999, among ACE INA Holdings, Inc. and Bank One Trust Company, N.A., as trustee	10-K	10.38	March 29, 2000

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
4.7	Indenture, dated December 1, 1999, among ACE INA Holdings, Inc., ACE Limited and Bank One Trust Company, National Association, as trustee	10-K	10.41	March 29, 2000

4.8	Amended and Restated Trust Agreement, dated March 31, 2000, among ACE INA Holdings, Inc., Bank One Trust Company, National Association, as property trustee, Bank One Delaware Inc., as Delaware trustee and the administrative trustees named therein	10-K	4.17	March 16, 2006

4.9	Common Securities Guarantee Agreement, dated March 31, 2000	10-K	4.18	March 16, 2006

4.10	Capital Securities Guarantee Agreement, dated March 31, 2000	10-K	4.19	March 16, 2006

4.11	Form of 2.70 percent Senior Notes due 2023	8-K	4.1	March 13, 2013

4.12	Form of 4.15 percent Senior Notes due 2043	8-K	4.2	March 13, 2013

4.13	First Supplemental Indenture dated as of March 13, 2013 to the Indenture dated as of August 1, 1999 among ACE INA Holdings, Inc., as Issuer, ACE Limited, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Successor Trustee	8-K	4.3	March 13, 2013

4.14	Form of 3.35 percent Senior Notes due 2024	8-K	4.1	May 27, 2014

4.15	Form of 3.150 percent Senior Notes due 2025	8-K	4.1	March 16, 2015

4.16	Form of 2.875 percent Senior Notes due 2022	8-K	4.2	November 3, 2015

4.17	Form of 3.35 percent Senior Notes due 2026	8-K	4.3	November 3, 2015

4.18	Form of 4.35 percent Senior Notes due 2045	8-K	4.4	November 3, 2015

4.19	First Supplemental Indenture to the Chubb Corp Senior Indenture dated as of January 15, 2016 to the Indenture dated as of October 25, 1989 among ACE INA Holdings, Inc., as Successor Issuer, ACE Limited, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	4.1	January 15, 2016

4.20	Chubb Corp Senior Indenture (incorporated by reference to Exhibit 4(a) to Chubb Corp's Registration Statement on Form S-3 filed on October 27, 1989) (File No. 33-31796)	S-3	4(a)	October 27, 1989

4.21	Chubb Corp Junior Subordinated Indenture (incorporated by reference to Exhibit 4.1 to Chubb Corp's Current Report on Form 8-K filed on March 30, 2007) (File No. 001-08661)	8-K	4.1	March 30, 2007

4.22	Form of 6.80 percent Chubb Corp Debentures due 2031 (incorporated by reference to Exhibit 4(a) to Chubb Corp's Registration Statement on Form S-3 filed on October 27, 1989) (File No. 33-31796)	S-3	4(a)	October 27, 1989

4.23	Form of 6.00 percent Chubb Corp Senior Notes due 2037 (incorporated by reference to Exhibit 4.1 to Chubb Corp's Current Report on Form 8-K filed on May 11, 2007) (File No. 001-08661)	8-K	4.1	May 11, 2007

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
4.24	Form of 6.50 percent Chubb Corp Senior Notes due 2038 (incorporated by reference to Exhibit 4.2 to Chubb Corp's Current Report on Form 8-K filed on May 6, 2008) (File No. 001-08661)	8-K	4.2	May 6, 2008

4.25	Procedures regarding the registration of shareholders in the share register of Chubb Limited	10-K	4.32	February 28, 2017

4.26	Form of Officer's Certificate related to the 1.550% Senior Notes due 2028 and 2.500% Senior Notes due 2038	8-K	4.1	March 6, 2018

4.27	Form of Global Note for the 1.550% Senior Notes due 2028	8-K	4.2	March 6, 2018

4.28	Form of Global Note for the 2.500% Senior Notes due 2038	8-K	4.3	March 6, 2018

4.29	Form of Officer's Certificate related to the 0.875% Senior Notes due 2027 and 1.400% Senior Notes due 2031	8-K	4.1	June 17, 2019

4.30	Form of Global Note for the 0.875% Senior Notes due 2027	8-K	4.2	June 17, 2019

4.31	Form of Global Note for the 1.400% Senior Notes due 2031	8-K	4.3	June 17, 2019

4.32	Form of Officer’s Certificate related to the 0.300% Senior Notes due 2024 and 0.875% Senior Notes due 2029	8-K	4.1	December 5, 2019

4.33	Form of Global Note for the 0.300% Senior Notes due 2024	8-K	4.2	December 5, 2019

4.34	Form of Global Note for the 0.875% Senior Notes due 2029	8-K	4.3	December 5, 2019

4.35	Form of Officer's Certificate related to the 1.375% Senior Notes due 2030	8-K	4.1	September 17, 2020

4.36	Form of Global Note for the 1.375% Senior Notes due 2030	8-K	4.2	September 17, 2020

4.37	Form of Officer’s Certificate related to the 2.850% Senior Notes due 2051 and the 3.050% Senior Notes due 2061	8-K	4.1	November 18, 2021

4.38	Form of Global Note for the 2.850% Senior Notes due 2051	8-K	4.2	November 18, 2021

4.39	Form of Global Note for the 3.050% Senior Notes due 2061	8-K	4.3	November 18, 2021

4.40	Description of the Registrant's Securities				X

10.1*	Form of Indemnification Agreement between the Company and the directors of the Company, dated August 13, 2015	10-K	10.1	February 26, 2016

10.2	Credit Agreement for $1,000,000,000 Senior Unsecured Letter of Credit Facility, dated as of November 6, 2012, among ACE Limited, and certain subsidiaries and Wells Fargo Bank, National Association as Administrative Agent, the Swingline Bank and an Issuing Bank	10-K	10.13	February 28, 2013

10.3*	Employment Terms dated October 29, 2001, between ACE Limited and Evan Greenberg	10-K	10.64	March 27, 2003

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
10.4*	Employment Terms dated April 10, 2006, between ACE and John Keogh	10-K	10.29	February 29, 2008

10.5*	Executive Severance Agreement between ACE and John Keogh	10-K	10.30	February 29, 2008

10.6*	ACE Limited Executive Severance Plan as amended effective May 18, 2011	10-K	10.21	February 24, 2012

10.7*	Form of employment agreement between the Company (or subsidiaries of the Company) and executive officers of the Company to allocate a percentage of aggregate salary to the Company (or subsidiaries of the Company)	8-K	10.1	July 16, 2008

10.8*	Outside Directors Compensation Parameters				X

10.9*	ACE Limited Elective Deferred Compensation Plan (as amended and restated effective January 1, 2005)	10-K	10.24	March 16, 2006

10.10*	ACE USA Officer Deferred Compensation Plan (as amended through January 1, 2001)	10-K	10.25	March 16, 2006

10.11*	ACE USA Officer Deferred Compensation Plan (as amended and restated effective January 1, 2011)	10-Q	10.7	October 30, 2013

10.12*	ACE USA Officer Deferred Compensation Plan (as amended and restated effective January 1, 2009)	10-K	10.36	February 27, 2009

10.13*	First Amendment to the Amended and Restated ACE USA Officers Deferred Compensation Plan	10-K	10.28	February 25, 2010

10.14*	Form of Swiss Mandatory Retirement Benefit Agreement (for Swiss-employed named executive officers)	10-Q	10.2	May 7, 2010

10.15*	ACE Limited Elective Deferred Compensation Plan (as amended and restated effective January 1, 2009)	10-K	10.39	February 27, 2009

10.16*	ACE Limited Elective Deferred Compensation Plan (as amended and restated effective January 1, 2011)	10-Q	10.5	October 30, 2013

10.17*	Deferred Compensation Plan amendments, effective January 1, 2009	10-K	10.40	February 27, 2009

10.18*	ACE USA Supplemental Employee Retirement Savings Plan (see exhibit 10.6 to Form 10-Q filed with the SEC on May 15, 2000)	10-Q	10.6	May 15, 2000

10.19*	ACE USA Supplemental Employee Retirement Savings Plan (as amended through the Second Amendment)	10-K	10.30	March 1, 2007

10.20*	ACE USA Supplemental Employee Retirement Savings Plan (as amended through the Third Amendment)	10-K	10.31	March 1, 2007

10.21*	ACE USA Supplemental Employee Retirement Savings Plan (as amended and restated)	10-K	10.46	February 27, 2009

10.22*	First Amendment to the Amended and Restated ACE USA Supplemental Employee Retirement Savings Plan	10-K	10.39	February 25, 2010

10.23*	The ACE Limited 1995 Outside Directors Plan (as amended through the Seventh Amendment)	10-Q	10.1	August 14, 2003

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
10.24*	ACE Limited 2004 Long-Term Incentive Plan (as amended through the Fifth Amendment)	8-K	10	May 21, 2010

10.25*	ACE Limited 2004 Long-Term Incentive Plan (as amended through the Sixth Amendment)	8-K	10.1	May 20, 2013

10.26*	ACE Limited Rules of the Approved U.K. Stock Option Program (see exhibit 10.2 to Form 10-Q filed with the SEC on February 13, 1998)	10-Q	10.2	February 13, 1998

10.27*	Director Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.1	November 9, 2009

10.28*	Form of Incentive Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	8-K	10.4	September 13, 2004

10.29*	Form of Incentive Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.4	May 8, 2008

10.30*	Form of Incentive Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-K	10.63	February 27, 2009

10.31*	Form of Incentive Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.3	October 30, 2013

10.32*	Form of Non-Qualified Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	8-K	10.5	September 13, 2004

10.33*	Form of Non-Qualified Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.3	May 8, 2008

10.34*	Form of Non-Qualified Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.4	October 30, 2013

10.35*	Form of Restricted Stock Unit Award Terms (for outside directors) under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.2	November 7, 2007

10.36*	Form of Restricted Stock Unit Award Terms (for outside directors) under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.2	August 7, 2009

10.37*	Form of Incentive Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan for Messrs. Greenberg and Cusumano	10-Q	10.1	August 4, 2011

10.38*	Form of Non-Qualified Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan for Messrs. Greenberg and Cusumano	10-Q	10.2	August 4, 2011

10.39*	Form of Incentive Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan for Swiss Executive Management	10-K	10.71	February 27, 2015

10.40*	Form of Non-Qualified Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan for Swiss Executive Management	10-K	10.72	February 27, 2015

10.41*	Form of Executive Management Non-Competition Agreement	8-K	10.1	May 22, 2015

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
10.42	Commitment Increase Agreement to increase the credit capacity under the Credit Agreement originally entered into on November 6, 2012 to $1,500,000,000 under the Senior Unsecured Letter of Credit Facility, dated as of December 11, 2015, among ACE Limited, and certain subsidiaries, and Wells Fargo Bank, National Association as Administrative Agent, the Swingline Bank and an Issuing Bank	10-K	10.72	February 26, 2016

10.43	Chubb Limited 2016 Long-Term Incentive Plan	S-8	4.4	May 26, 2016
10.44*	Form of Incentive Stock Option Terms under the Chubb Limited 2016 Long-Term Incentive Plan	10-Q	10.2	August 5, 2016

10.45*	Form of Restricted Stock Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan	10-Q	10.3	August 5, 2016

10.46*	Form of Restricted Stock Unit Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan	10-Q	10.4	August 5, 2016

10.47*	Form of Non-Qualified Stock Option Terms under the Chubb Limited 2016 Long-Term Incentive Plan	10-Q	10.5	August 5, 2016

10.48*	Form of Incentive Stock Option Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Swiss Executive Management	10-Q	10.6	August 5, 2016

10.49*	Form of Restricted Stock Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Swiss Executive Management	10-Q	10.7	August 5, 2016

10.50*	Form of Restricted Stock Unit Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Swiss Executive Management	10-Q	10.8	August 5, 2016

10.51*	Form of Non-Qualified Stock Option Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Swiss Executive Management	10-Q	10.9	August 5, 2016

10.52*	Chubb Limited Employee Stock Purchase Plan, as amended and restated	S-8	4.4	May 25, 2017

10.53*	Director Restricted Stock Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan	10-Q	10.1	August 3, 2017

10.54	Amended and Restated Credit Agreement for $1,000,000 Senior Unsecured Letter of Credit Facility, dated as of October 25, 2017, among Chubb Limited, and certain subsidiaries and Wells Fargo Bank, National Association as Administrative Agent, the Swingline Bank and an Issuing Bank	10-K	10.88	February 23, 2018

10.55*	Form of Incentive Stock Option Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Executive Officers	10-K	10.89	February 23, 2018

10.56*	Form of Restricted Stock Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Executive Officers	10-K	10.90	February 23, 2018

10.57*	Form of Non-Qualified Stock Option Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Executive Officers	10-K	10.92	February 23, 2018

10.58*	Form of Restricted Stock Unit Award Terms under the Chubb Limited 2016 Long-Term Plan for Executive Officers	10-K	10.93	February 23, 2018

10.59*	Form of Incentive Stock Option Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Swiss Executive Management	10-K	10.94	February 23, 2018

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
10.60*	Form of Non-Qualified Stock Option Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Swiss Executive Management	10-K	10.95	February 23, 2018

10.61*	Form of Restricted Stock Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Swiss Executive Management	10-K	10.96	February 23, 2018

10.62*	Form of Restricted Stock Unit Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Swiss Executive Management	10-K	10.97	February 23, 2018

10.63*	Chubb Limited Clawback Policy	10-K	10.99	February 23, 2018

10.64*	The Chubb Corporation Key Employee Deferred Compensation Plan (2005)	8-K	10.9	March 9, 2005

10.65*	Amendment One to The Chubb Corporation Key Employee Deferred Compensation Plan (2005)	8-K	10.1	September 12, 2005

10.66*	Amendment No. 2 to The Chubb Corporation Key Employee Deferred Compensation Plan (2005)	10-K	10.20	March 2, 2009

10.67*	Amendment No. 3 to The Chubb Corporation Key Employee Deferred Compensation Plan (2005)	10-K	10.32	February 28, 2013

10.68*	Pension Excess Benefit Plan of The Chubb Corporation	10-K	10.77	February 25, 2021

10.69*	Amendment No. 2 to the Pension Excess Benefit Plan of The Chubb Corporation	10-K	10.78	February 25, 2021

10.70*	Amendment No. 3 to the Pension Excess Benefit Plan of The Chubb Corporation	10-K	10.79	February 25, 2021

10.71*	Amendment No. 4 to the Pension Excess Benefit Plan of The Chubb Corporation	10-K	10.8	February 25, 2021

10.72*	Amendments to the Chubb U.S. Supplemental Employee Retirement Plan, the Chubb U.S. Deferred Compensation Plan, and Pension Excess Benefit Plan of The Chubb Corporation	10-K	10.81	February 25, 2021

10.73*	Form of Performance Based Restricted Stock Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Swiss Executive Management	10-K	10.82	February 25, 2021

10.74*	Form of Performance Based Restricted Stock Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Executive Officers	10-K	10.83	February 25, 2021

10.75*	Chubb Limited 2016 Long-Term Incentive Plan, as amended and restated	8-K	10.1	May 24, 2021

10.76*	Employment Terms dated December 8, 2020, between Chubb Limited and Peter Enns [personal email removed]				X

21.1	Subsidiaries of the Company				X

22.1	Guaranteed Securities				X

23.1	Consent of Independent Registered Public Accounting Firm				X

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

101	The following financial information from Chubb Limited's Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets at December 31, 2021 and 2020; (ii) Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2021, 2020, and 2019; (iii) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2021, 2020, and 2019; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020, and 2019; and (v) Notes to the Consolidated Financial Statements				X

104	The Cover Page Interactive Data File formatted in Inline XBRL (The cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101)

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

February 24, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Evan G. Greenberg	Chairman, Chief Executive Officer, and Director	February 24, 2022
Evan G. Greenberg

/s/ Peter C. Enns	Executive Vice President and Chief Financial Officer	February 24, 2022
Peter C. Enns	(Principal Financial Officer)

/s/ Annmarie T. Hagan	Chief Accounting Officer	February 24, 2022
Annmarie T. Hagan	(Principal Accounting Officer)

/s/ Michael G. Atieh	Director	February 24, 2022
Michael G. Atieh

/s/ Sheila P. Burke	Director	February 24, 2022
Sheila P. Burke

/s/ Mary A. Cirillo	Director	February 24, 2022
Mary A. Cirillo

/s/ Michael P. Connors	Director	February 24, 2022
Michael P. Connors

/s/ Robert J. Hugin	Director	February 24, 2022
Robert J. Hugin

/s/ Robert W. Scully	Director	February 24, 2022
Robert W. Scully

/s/ Eugene B. Shanks, Jr.	Director	February 24, 2022
Eugene B. Shanks, Jr.

/s/ Theodore E. Shasta	Director	February 24, 2022
Theodore E. Shasta

/s/ David H. Sidwell	Director	February 24, 2022
David H. Sidwell

/s/ Olivier Steimer	Director	February 24, 2022
Olivier Steimer

/s/ Luis Téllez	Director	February 24, 2022
Luis Téllez

/s/ Frances F. Townsend	Director	February 24, 2022
Frances F. Townsend

CHUBB LIMITED AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

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

As of December 31, 2021, management has evaluated the effectiveness of Chubb's internal control over financial reporting based on the criteria for effective-internal control over financial reporting established in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management has concluded that Chubb's internal control over financial reporting was effective as of December 31, 2021.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements of Chubb included in this Annual Report, has issued a report on the effectiveness of Chubb's internal controls over financial reporting as of December 31, 2021. The report, which expresses an unqualified opinion on the effectiveness of Chubb's internal control over financial reporting as of December 31, 2021, is included in this Item under “Report of Independent Registered Public Accounting Firm” and follows this statement.

/s/ Evan G. Greenberg	/s/ Peter C. Enns
Evan G. Greenberg	Peter C. Enns
Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Chubb Limited

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Chubb Limited and its subsidiaries (the "Company") as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)2 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Unpaid Losses and Loss Expenses, Net of Reinsurance

As described in Note 7 to the consolidated financial statements, as of December 31, 2021, the Company’s liability for unpaid losses and loss expenses, net of reinsurance, was $56.8 billion. The majority of the Company’s net unpaid losses and loss expenses arise from the Company’s long-tail casualty business (such as general liability and professional liability), U.S. sourced workers’ compensation, asbestos-related, environmental pollution and other exposures with high estimation uncertainty. The process of establishing loss and loss expense reserves requires the use of estimates and judgments based on circumstances underlying the insured loss at the date of accrual. The judgments involved in projecting the ultimate losses include the use and interpretation of various standard actuarial reserving methods that place reliance on the extrapolation of actual historical data, loss development patterns, industry data, and other benchmarks as appropriate. The reserves for the various product lines each require different qualitative and quantitative assumptions and judgments, including changes in business mix or volume, changes in ceded reinsurance structures, changes in claims handling practices, reported and projected loss trends, inflation, the legal environment, and the terms and conditions of the contracts sold to the Company’s insured parties.

The principal considerations for our determination that performing procedures relating to the valuation of unpaid losses and loss expenses, net of reinsurance, from the long-tail and other exposures as described above, is a critical audit matter are (i) the significant judgment by management in determining the reserve liability, which in turn led to a high degree of auditor subjectivity and judgment in performing procedures relating to the valuation; (ii) the significant audit effort and judgment in evaluating the audit evidence relating to the actuarial reserving methods and assumptions related to extrapolation of actual historical data, loss development patterns, industry data, other benchmarks, and the impact of qualitative and quantitative subjective assumptions and judgments; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s valuation of unpaid losses and loss expenses, net of reinsurance, including controls over the selection of actuarial reserving methods and development of significant assumptions. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in performing one or a combination of procedures, including (i) independently estimating reserves on a sample basis using actual historical data and loss development patterns, as well as industry data and other benchmarks, to develop an independent estimate and comparing the independent estimate to management’s actuarially determined reserves and (ii) evaluating the appropriateness of management’s actuarial reserving methods and the reasonableness of the aforementioned assumptions, as well as assessing qualitative adjustments to carried reserves and the consistency of management’s approach period-over-period. Performing these procedures involved testing the completeness and accuracy of data provided by management.

Valuation of Level 3 Investments in the Valuation Hierarchy

As described in Note 4 to the consolidated financial statements, as of December 31, 2021, the Company had total assets measured at fair value of $109.3 billion, of which $2.8 billion were categorized as level 3 in the valuation hierarchy.  The level 3 investments are measured at fair value using inputs that are unobservable and reflect management’s judgments about assumptions that market participants would use in pricing or, for certain of the investments, management obtains and evaluates a single broker quote, which is typically from a market maker. The valuation of certain of the investments is more subjective when markets are less liquid due to the lack of market based inputs (i.e., stale pricing), which may increase the potential that an investment's estimated fair value is not reflective of the price at which an actual transaction would occur.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The principal considerations for our determination that performing procedures relating to the valuation of level 3 investments in the valuation hierarchy is a critical audit matter are (i) the significant judgment by management in determining the fair value of these investments as they are measured using inputs that are unobservable and are priced using inputs other than quoted prices, which in turn led to a high degree of auditor subjectivity and judgment in performing procedures relating to the estimates; (ii) the significant audit effort and judgment in evaluating the audit evidence related to the valuation; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of the controls relating to the valuation of level 3 investments. These procedures also included, among others (i) obtaining pricing from sources other than those used by management for a sample of investments and comparing management’s estimate to the prices independently obtained and (ii) the involvement of professionals with specialized skill and knowledge to assist in developing an independent range of prices for a sample of investments and comparing management’s estimate to the independently developed range of prices.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Philadelphia, PA
February 24, 2022

We have served as the Company’s auditor since 1985, which includes periods before the Company became subject to SEC reporting requirements.

CONSOLIDATED BALANCE SHEETS
Chubb Limited and Subsidiaries

	December 31	December 31
(in millions of U.S. dollars, except share and per share data)	2021	2020
Assets
Investments
Fixed maturities available for sale, at fair value, net of valuation allowance - $14 and $20 (amortized cost – $90,493 and $85,188)	$93,108	$90,699
Fixed maturities held to maturity, at amortized cost, net of valuation allowance - $35 and $44 (fair value – $10,647 and $12,510)	10,118	11,653
Equity securities, at fair value	4,782	4,027
Short-term investments, at fair value (amortized cost – $3,147 and $4,349)	3,146	4,345
Other investments, at fair value	11,169	7,945
Total investments	122,323	118,669
Cash	1,659	1,747
Restricted cash	152	89
Securities lending collateral	1,831	1,844
Accrued investment income	821	867
Insurance and reinsurance balances receivable, net of valuation allowance - $46 and $44	11,322	10,480
Reinsurance recoverable on losses and loss expenses, net of valuation allowance - $329 and $314	17,366	15,592
Reinsurance recoverable on policy benefits	213	206
Deferred policy acquisition costs	5,513	5,402
Value of business acquired	236	263
Goodwill	15,213	15,400
Other intangible assets	5,455	5,811
Prepaid reinsurance premiums	3,028	2,769
Investments in partially-owned insurance companies	3,130	2,813
Other assets	11,792	8,822
Total assets	$200,054	$190,774
Liabilities
Unpaid losses and loss expenses	$72,943	$67,811
Unearned premiums	19,101	17,652
Future policy benefits	5,947	5,713
Insurance and reinsurance balances payable	7,243	6,708
Securities lending payable	1,831	1,844
Accounts payable, accrued expenses, and other liabilities	15,004	14,052
Deferred tax liabilities	389	892
Repurchase agreements	1,406	1,405
Short-term debt	999	—
Long-term debt	15,169	14,948
Trust preferred securities	308	308
Total liabilities	140,340	131,333
Commitments and contingencies (refer to Note 10)
Shareholders’ equity
Common Shares (CHF 24.15 par value; 474,021,114 and 477,605,264 shares issued; 426,572,612 and 450,732,625 shares outstanding)	10,985	11,064
Common Shares in treasury (47,448,502 and 26,872,639 shares)	(7,464)	(3,644)
Additional paid-in capital	8,478	9,815
Retained earnings	47,365	39,337
Accumulated other comprehensive income (AOCI)	350	2,869
Total shareholders’ equity	59,714	59,441
Total liabilities and shareholders’ equity	$200,054	$190,774
See accompanying notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Chubb Limited and Subsidiaries

For the years ended December 31, 2021, 2020, and 2019
(in millions of U.S. dollars, except per share data)	2021	2020	2019
Revenues
Net premiums written	$37,868	$33,820	$32,275
Increase in unearned premiums	(1,513)	(703)	(985)
Net premiums earned	36,355	33,117	31,290
Net investment income	3,456	3,375	3,426
Net realized gains (losses):
Other-than-temporary impairment (OTTI) losses gross	—	—	(90)
Portion of OTTI losses recognized in other comprehensive income (OCI)	—	—	32
Net OTTI losses recognized in income	—	—	(58)
Net realized gains (losses) excluding OTTI losses	1,152	(498)	(472)
Net realized gains (losses) (includes $3, $(281), and $(31) reclassified from AOCI)	1,152	(498)	(530)
Total revenues	40,963	35,994	34,186
Expenses
Losses and loss expenses	21,980	21,710	18,730
Policy benefits	699	784	740
Policy acquisition costs	6,918	6,547	6,153
Administrative expenses	3,136	2,979	3,030
Interest expense	492	516	552
Other (income) expense	(2,365)	(994)	(596)
Amortization of purchased intangibles	287	290	305
Chubb integration expenses	—	—	23
Total expenses	31,147	31,832	28,937
Income before income tax	9,816	4,162	5,249
Income tax expense (includes benefit of $(6), $(36), and nil on unrealized gains and losses reclassified from AOCI)	1,277	629	795
Net income	$8,539	$3,533	$4,454
Other comprehensive income (loss)
Unrealized appreciation (depreciation)	$(2,935)	$2,311	$3,704
Reclassification adjustment for net realized (gains) losses included in net income	(3)	281	31
	(2,938)	2,592	3,735
Change in:
Cumulative foreign currency translation adjustment	(530)	306	13
Postretirement benefit liability adjustment	522	(232)	(76)
Other comprehensive income (loss), before income tax	(2,946)	2,666	3,672
Income tax (expense) benefit related to OCI items	427	(416)	(605)
Other comprehensive income (loss)	(2,519)	2,250	3,067
Comprehensive income	$6,020	$5,783	$7,521
Earnings per share
Basic earnings per share	$19.41	$7.82	$9.77
Diluted earnings per share	$19.27	$7.79	$9.71
See accompanying notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Chubb Limited and Subsidiaries

For the years ended December 31, 2021, 2020, and 2019
(in millions of U.S. dollars)	2021	2020	2019
Common Shares
Balance – beginning of year	$11,064	$11,121	$11,121
Cancellation of treasury shares	(79)	(57)	—
Balance – end of year	10,985	11,064	11,121
Common Shares in treasury
Balance – beginning of year	(3,644)	(3,754)	(2,618)
Common Shares repurchased	(4,861)	(516)	(1,531)
Cancellation of treasury shares	590	323	—
Net shares issued under employee share-based compensation plans	451	303	395
Balance – end of year	(7,464)	(3,644)	(3,754)
Additional paid-in capital
Balance – beginning of year	9,815	11,203	12,557
Net shares issued under employee share-based compensation plans	(179)	(195)	(178)
Exercise of stock options	(52)	(50)	(82)
Share-based compensation expense	286	255	266
Funding of dividends declared to Retained earnings	(1,392)	(1,398)	(1,360)
Balance – end of year	8,478	9,815	11,203
Retained earnings
Balance – beginning of year	39,337	36,142	31,700
Cumulative effect of adoption of accounting standards	—	(72)	(12)
Balance – beginning of year, as adjusted	39,337	36,070	31,688
Net income	8,539	3,533	4,454
Cancellation of treasury shares	(511)	(266)	—
Funding of dividends declared from Additional paid-in capital	1,392	1,398	1,360
Dividends declared on Common Shares	(1,392)	(1,398)	(1,360)
Balance – end of year	47,365	39,337	36,142
Accumulated other comprehensive income (AOCI)
Net unrealized appreciation (depreciation) on investments
Balance – beginning of year	4,673	2,543	(545)
Change in year, before reclassification from AOCI, net of income tax (expense) benefit of $527, $(426), and $(647)	(2,408)	1,885	3,057
Amounts reclassified from AOCI, net of income tax (expense) of $(6), $(36), and nil	(9)	245	31
Change in year, net of income tax (expense) benefit of $521, $(462), and $(647)	(2,417)	2,130	3,088
Balance – end of year	2,256	4,673	2,543
Cumulative foreign currency translation adjustment
Balance – beginning of year	(1,637)	(1,939)	(1,976)
Change in year, net of income tax (expense) benefit of $21, $(4), and $24	(509)	302	37
Balance – end of year	(2,146)	(1,637)	(1,939)
Postretirement benefit liability adjustment
Balance – beginning of year	(167)	15	73
Change in year, net of income tax (expense) benefit of $(115), $50, and $18	407	(182)	(58)
Balance – end of year	240	(167)	15
Accumulated other comprehensive income (AOCI)	350	2,869	619
Total shareholders’ equity	$59,714	$59,441	$55,331
See accompanying notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
Chubb Limited and Subsidiaries

For the years ended December 31, 2021, 2020, and 2019
(in millions of U.S. dollars)	2021	2020	2019
Cash flows from operating activities
Net income	$8,539	$3,533	$4,454
Adjustments to reconcile net income to net cash flows from operating activities
Net realized (gains) losses	(1,152)	498	530
Amortization of premiums/discounts on fixed maturities	332	367	395
Amortization of purchased intangibles	287	290	305
Deferred income taxes	(74)	(333)	(97)
Unpaid losses and loss expenses	5,791	4,664	(257)
Unearned premiums	1,857	846	1,051
Future policy benefits	239	236	215
Insurance and reinsurance balances payable	582	535	(302)
Accounts payable, accrued expenses, and other liabilities	536	(98)	(207)
Income taxes payable	48	46	(7)
Insurance and reinsurance balances receivable	(984)	(114)	(270)
Reinsurance recoverable	(1,953)	(336)	838
Deferred policy acquisition costs	(247)	(89)	(344)
Equity in net income of partially-owned entities	(2,433)	(1,019)	(617)
Other	(219)	759	655
Net cash flows from operating activities	11,149	9,785	6,342
Cash flows from investing activities
Purchases of fixed maturities available for sale	(30,222)	(26,298)	(25,846)
Purchases of fixed maturities held to maturity	(594)	(202)	(229)
Purchases of equity securities	(1,167)	(6,419)	(531)
Sales of fixed maturities available for sale	6,596	11,377	13,110
Sales of to be announced mortgage-backed securities	—	—	6
Sales of equity securities	1,018	3,880	611
Maturities and redemptions of fixed maturities available for sale	17,361	12,450	9,039
Maturities and redemptions of fixed maturities held to maturity	1,964	995	946
Net change in short-term investments	1,175	(81)	(1,117)
Net derivative instruments settlements	(219)	(113)	(703)
Private equity contributions	(2,471)	(1,924)	(1,315)
Private equity distributions	1,421	907	1,390
Acquisition of subsidiaries (net of cash acquired of nil, nil, $45)	—	—	(29)
Payment, including deposit, for Huatai Group interest	(1,184)	(1,623)	(580)
Other	(337)	(470)	(657)
Net cash flows used for investing activities	(6,659)	(7,521)	(5,905)
Cash flows from financing activities
Dividends paid on Common Shares	(1,401)	(1,388)	(1,354)
Common Shares repurchased	(4,861)	(523)	(1,530)
Proceeds from issuance of long-term debt	1,576	988	2,828
Proceeds from issuance of repurchase agreements	1,858	2,354	2,817
Repayment of long-term debt	—	(1,301)	(510)
Repayment of repurchase agreements	(1,858)	(2,354)	(2,817)
Proceeds from share-based compensation plans	300	145	204
Policyholder contract deposits and other	512	470	514
Policyholder contract withdrawals and other	(454)	(386)	(303)
Other	(81)	(87)	—
Net cash flows used for financing activities	(4,409)	(2,082)	(151)
Effect of foreign currency rate changes on cash and restricted cash	(106)	8	20
Net increase (decrease) in cash and restricted cash	(25)	190	306
Cash and restricted cash – beginning of year	1,836	1,646	1,340
Cash and restricted cash – end of year	$1,811	$1,836	$1,646
Supplemental cash flow information
Taxes paid	$1,298	$902	$912
Interest paid	$492	$524	$512
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
Chubb Limited and Subsidiaries

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
Advertising costs are expensed as incurred except for direct-response campaigns that qualify for cost deferral, principally related to long-duration A&H business produced by the Overseas General Insurance segment, which are deferred and recognized as a component of Policy acquisition costs. For individual direct-response marketing campaigns that we can demonstrate have specifically resulted in incremental sales to customers and such sales have probable future economic benefits, incremental costs directly related to the marketing campaigns are capitalized as Deferred policy acquisition costs. Deferred policy acquisition costs, including deferred marketing costs, are reviewed regularly for recoverability from future income, including investment income, and amortized in proportion to premium revenue recognized, primarily over a ten-year period, the expected economic future benefit period based upon the same assumptions used in estimating the liability for future policy benefits. The expected future benefit period is evaluated periodically based on historical results and adjusted prospectively. The amount of deferred marketing costs reported in Deferred policy acquisition costs in the Consolidated balance sheets was $189 million and $226 million at December 31, 2021 and 2020, respectively. Amortization expense for deferred marketing costs was $85 million, $99 million, and $109 million for the years ended December 31, 2021, 2020, and 2019, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

consistent with those used to establish the associated liability for unpaid losses and loss expenses as well as a determination of Chubb's ability to cede unpaid losses and loss expenses under the terms of the reinsurance agreement.

Reinsurance recoverable is presented net of a valuation allowance for uncollectible reinsurance determined based upon a review of the financial condition of reinsurers and other factors. The valuation allowance for uncollectible reinsurance is based on an estimate of the reinsurance recoverable balance that will ultimately be unrecoverable due to reinsurer insolvency, a contractual dispute, or any other reason. The valuation of this allowance includes several judgments including certain aspects of the allocation of reinsurance recoverable on IBNR claims by reinsurer and a default analysis to estimate uncollectible reinsurance. The primary components of the default analysis are reinsurance recoverable balances by reinsurer, net of collateral, and default factors used to determine the portion of a reinsurer's balance deemed uncollectible. The definition of collateral for this purpose requires some judgment and is generally limited to assets held in a Chubb-only beneficiary trust, letters of credit, and liabilities held with the same legal entity for which Chubb believes there is a contractual right of offset. The determination of the default factor is principally based on the financial strength rating of the reinsurer. Default factors require considerable judgment and are determined using the current financial strength rating, or rating equivalent, of each reinsurer as well as other key considerations and assumptions. Changes in the valuation allowance for uncollectible reinsurance recoverables are recorded in Losses and loss expenses in the Consolidated statements of operations. The more significant considerations to calculate the valuation allowance include, but are not necessarily limited to, the following:
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

The value of reinsurance business assumed is the deferred gain or loss related to loss portfolio transfers assumed and is calculated as the difference between the estimated ultimate value of the liabilities assumed under retroactive reinsurance contracts over consideration received. The gain or loss is amortized and recorded to Losses and loss expenses based on the payment pattern of the losses assumed. The unamortized value is reviewed regularly to determine if it is recoverable based upon

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

the terms of the contract, estimated losses and loss expenses, and anticipated investment income. Unrecoverable amounts are expensed in the period identified. The value of reinsurance business assumed at December 31, 2021 and 2020 were immaterial.

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

Equity securities are reported at fair value with changes in fair value recorded in Net realized gains (losses) on the Consolidated statements of operations.

Realized gains or losses on sales of investments are determined on a first-in, first-out basis.

Short-term investments comprise securities due to mature within one year of the date of purchase and are recorded at fair value which typically approximates cost.

Interest, dividend income, and amortization of fixed maturity market premiums and discounts, related to these securities are recorded in Net investment income, net of investment management and custody fees, in the Consolidated statements of operations.

In addition, net investment income includes the amortization of the fair value adjustment related to the acquired invested assets of The Chubb Corporation (Chubb Corp). At December 31, 2021, the remaining balance of this fair value adjustment was $127 million which is expected to amortize over the next two years; however, the estimate could vary based on current market conditions, bond calls, and the duration of the acquired investment portfolio. In addition, sales of these acquired fixed maturities would also reduce the fair value adjustment balance. For mortgage-backed securities and any other holdings for which there is a prepayment risk, prepayment assumptions are evaluated and revised as necessary. Any adjustments required due to the resultant change in effective yields and maturities are recognized prospectively. Prepayment fees or call premiums that are only payable when a security is called prior to its maturity are earned when received and reflected in Net investment income.

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

Management reviews credit losses and the valuation allowance for expected credit losses each quarter. When all or a portion of a fixed maturity security is identified to be uncollectible and written off, the valuation allowance for expected credit losses is reduced. In general, a security is considered uncollectible no later than when all efforts to collect contractual cash flows have been exhausted. Below are considerations for when a security may be deemed uncollectible:
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
•These funds are carried at net asset value, which approximates fair value with changes in fair value recorded in Net realized gains (losses) on the Consolidated statements of operations. Refer to Note 4 for a further discussion on net asset value.
•As a result of the timing of the receipt of valuation data from the investment managers, these investments are generally reported on a three-month lag.
•Sales of these investments are reported within Net realized gains (losses).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Partially-owned investment companies
Partially-owned investment companies are limited partnerships where our ownership interest is in excess of three percent are accounted for under the equity method because Chubb exerts significant influence. These investments apply investment company accounting to determine operating results, and Chubb retains the investment company accounting in applying the equity method.
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

Securities lending program
Chubb participates in a securities lending program operated by a third-party banking institution whereby certain assets are loaned to qualified borrowers and from which we earn an incremental return which is recorded within Net investment income in the Consolidated statements of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Repurchase agreements
Similar to securities lending arrangements, securities sold under repurchase agreements, whereby Chubb sells securities and repurchases them at a future date for a predetermined price, are accounted for as collateralized investments and borrowings and are recorded at the contractual repurchase amounts plus accrued interest. Assets to be repurchased are the same or substantially the same as the assets transferred, and the transferor, through right of substitution, maintains the right and ability to redeem the collateral on short notice. The fair value of the underlying securities is included in fixed maturities and equity securities. In contrast to securities lending programs, the use of cash received is not restricted. We report the obligation to return the cash as Repurchase agreements in the Consolidated balance sheets and record the fees under these repurchase agreements within Interest expense on the Consolidated statements of operations.

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

The following table provides a reconciliation of cash and restricted cash reported within the Consolidated balance sheets that total to the amounts shown in the Consolidated statements of cash flows:

	December 31
(in millions of U.S. dollars)	2021	2020	2019
Cash	$1,659	$1,747	$1,537
Restricted cash	152	89	109
Total cash and restricted cash shown in the Consolidated statements of cash flows	$1,811	$1,836	$1,646

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

Except for net unpaid loss and loss expense reserves for certain structured settlements for which the timing and amount of future claim payments are reliably determinable and certain reserves for unsettled claims, Chubb does not discount its P&C loss reserves. The net undiscounted reserves related to structured settlements and certain reserves for unsettled claims are immaterial.

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

Also included in Unpaid losses and loss expenses is the fair value adjustment of $90 million and $110 million at December 31, 2021 and 2020, respectively, related to Chubb Corp’s historical unpaid losses and loss expenses. The estimated fair value consists of the present value of the expected net unpaid loss and loss adjustment expense payments adjusted for an estimated risk margin. The estimated cash flows are discounted at a risk free rate. The estimated risk margin varies based on the inherent risks associated with each type of reserve. The fair value is amortized through Amortization of purchased intangibles on the Consolidated statements of operations through the year 2032, based on the estimated payout patterns of unpaid loss and loss expenses at the acquisition date.

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

i) Future policy benefits
The valuation of long-duration contract reserves requires management to make estimates and assumptions regarding expenses, mortality, persistency, and investment yields. Estimates are primarily based on historical experience and include a margin for adverse deviation. Interest rates used in calculating reserves range from less than 1.0 percent to 9.0 percent at both December 31, 2021 and 2020. Actual results could differ materially from these estimates. Management monitors actual experience and where circumstances warrant, will revise assumptions and the related reserve estimates. Revisions are recorded in the period they are determined.

Certain of our long-duration contracts are supported by assets that do not qualify for separate account reporting under GAAP. These assets are classified as non-qualified separate account assets and reported in Other investments and the offsetting liabilities are reported in Future policy benefits in the Consolidated balance sheets. Changes in the fair value of separate account

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

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

Under reinsurance programs covering GLBs, we assume the risk of guaranteed minimum income benefits (GMIB) associated with variable annuity contracts. The GMIB risk is triggered if, at the time the contract holder elects to convert the accumulated account value to a periodic payment stream (annuitize), the accumulated account value is not sufficient to provide a guaranteed minimum level of monthly income. Our GLB reinsurance products meet the definition of a derivative for accounting purposes and are carried at fair value with changes in fair value recognized in Realized gains (losses) in the Consolidated statements of operations. Refer to Note 10 a) for additional information.

k) Deposit assets and liabilities
Deposit assets arise from ceded reinsurance contracts purchased that do not transfer significant underwriting or timing risk. Deposit liabilities include reinsurance deposit liabilities and contract holder deposit funds. The reinsurance deposit liabilities arise from contracts sold for which there is not a significant transfer of risk. Contract holder deposit funds represent a liability for investment contracts sold that do not meet the definition of an insurance contract, and certain of these contracts are sold with a guaranteed rate of return. Under deposit accounting, consideration received or paid is recorded as a deposit asset or liability in the balance sheet as opposed to recording premiums and losses in the statements of operations.

Interest income on deposit assets, representing the consideration received or to be received in excess of cash payments related to the deposit contract, is earned based on an effective yield calculation. The calculation of the effective yield is based on the amount and timing of actual cash flows at the balance sheet date and the estimated amount and timing of future cash flows. The effective yield is recalculated periodically to reflect revised estimates of cash flows. When a change in the actual or estimated cash flows occurs, the resulting change to the carrying amount of the deposit asset is reported as income or expense. Deposit assets of $101 million and $107 million at December 31, 2021 and 2020, respectively, are reflected in Other assets in the Consolidated balance sheets and the accretion of deposit assets related to interest pursuant to the effective yield calculation is reflected in Net investment income in the Consolidated statements of operations.

Deposit liabilities include reinsurance deposit liabilities of $74 million and $86 million at December 31, 2021 and 2020, respectively and contract holder deposit funds of $2.2 billion for both periods. Deposit liabilities are reflected in Accounts payable, accrued expenses, and other liabilities in the Consolidated balance sheets. At contract inception, the deposit liability equals net cash received. An accretion rate is established based on actuarial estimates whereby the deposit liability is increased to the estimated amount payable over the contract term. The deposit accretion rate is the rate of return required to fund expected future payment obligations. We periodically reassess the estimated ultimate liability and related expected rate of return. Changes to the deposit liability are generally reflected through Interest expense to reflect the cumulative effect of the period the contract has been in force, and by an adjustment to the future accretion rate of the liability over the remaining estimated contract term.

The liability for contract holder deposit funds equals accumulated policy account values, which consist of the deposit payments plus credited interest less withdrawals and amounts assessed through the end of the period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

l) Property and Equipment
Property and equipment used in operations are capitalized and carried at cost less accumulated depreciation and are reported within Other assets in the Consolidated balance sheets. At December 31, 2021, property and equipment totaled $2.0 billion, consisting principally of capitalized software costs of $1.4 billion incurred to develop or obtain computer software for internal use and company-owned facilities of $228 million. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. For capitalized software, the estimated useful life is generally three to five years, but can be as long as 15 years and for company-owned facilities the estimated useful life is 40 years. At December 31, 2020, property and equipment totaled $2.0 billion.

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

n) Administrative expenses
Administrative expenses generally include all operating costs other than policy acquisition costs. The North America Commercial P&C Insurance segment manages and uses an in-house third-party claims administrator, ESIS Inc. (ESIS). ESIS performs claims management and risk control services for domestic and international organizations that self-insure P&C exposures as well as internal P&C exposures. The net operating income of ESIS is included within Administrative expenses in the Consolidated statements of operations and were $25 million, $18 million, and $47 million for the years ended December 31, 2021, 2020, and 2019, respectively.

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

r) Chubb integration expenses
Direct costs related to the Chubb Corp acquisition were expensed as incurred. Chubb integration expenses were $23 million for the year ended December 31, 2019 and include all internal and external costs directly related to the integration activities of the Chubb Corp acquisition. These expenses principally consisted of personnel-related expenses, consulting fees, and rebranding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

s) New accounting pronouncements

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

2. Acquisitions

Cigna’s Life and Accident and Health (A&H) Insurance Business in Asia-Pacific Markets
On October 7, 2021, we entered into a definitive agreement to acquire the life and non-life insurance companies that house the personal accident, supplemental health and life insurance business of Cigna in seven Asia-Pacific markets, including Korea, Taiwan, New Zealand, Thailand, Hong Kong and Indonesia and its interest in a joint venture in Turkey, for approximately $5.75 billion in cash, subject to certain post-closing purchase adjustments. The transaction is expected to be completed in 2022. The timing of completion is subject to required regulatory approvals and customary closing conditions.

Huatai Group
Chubb maintains a direct investment in Huatai Insurance Group Co., Ltd. (Huatai Group). Huatai Group is the parent company of, and owns 100 percent of, Huatai Property & Casualty Insurance Co., Ltd. (Huatai P&C), approximately 80 percent of Huatai Life Insurance Co., Ltd. (Huatai Life), and approximately 82 percent of Huatai Asset Management Co., Ltd. (collectively, Huatai). Huatai Group's insurance operations have more than 600 branches and approximately 19 million customers in China.

As of December 31, 2021, Chubb's aggregate ownership interest in Huatai Group was approximately 47.3 percent. Chubb applies the equity method of accounting to its investment in Huatai Group by recording its share of net income or loss in Other (income) expense in the Consolidated statements of operations.

During 2021, Chubb entered into agreements with several counterparties to purchase incremental ownership interests in Huatai Group totaling approximately 31.8 percent for approximately $2.2 billion. In connection with these agreements, Chubb paid approximately $1.1 billion in deposits. In January 2022, we paid $113 million relating to these agreements. Chubb entered into an agreement to acquire an approximate 7.1 percent ownership interest in Huatai Group for approximately $0.5 billion, which was paid as a deposit in 2020. The purchase of the additional ownership interests is contingent upon important conditions. As Chubb’s ownership interest increases, we will continue to evaluate the appropriateness of consolidation accounting in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 810, Consolidation, and other applicable regulations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

3. Investments

a) Fixed maturities

December 31, 2021	Amortized Cost	Valuation Allowance	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
(in millions of U.S. dollars)
Available for sale
U.S. Treasury / Agency	$2,111	$—	$109	$(6)	$2,214
Non-U.S.	25,156	(8)	953	(272)	25,829
Corporate and asset-backed securities	37,844	(6)	1,410	(185)	39,063
Mortgage-backed securities	20,080	—	532	(123)	20,489
Municipal	5,302	—	216	(5)	5,513
	$90,493	$(14)	$3,220	$(591)	$93,108
	Amortized Cost	Valuation Allowance	Net Carrying Value	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
Held to maturity
U.S. Treasury / Agency	$1,213	$—	$1,213	$34	$(3)	$1,244
Non-U.S.	1,201	(5)	1,196	66	—	1,262
Corporate and asset-backed securities	2,032	(28)	2,004	197	—	2,201
Mortgage-backed securities	1,731	(1)	1,730	74	(1)	1,803
Municipal	3,976	(1)	3,975	162	—	4,137
	$10,153	$(35)	$10,118	$533	$(4)	$10,647

December 31, 2020	Amortized Cost	Valuation Allowance	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
(in millions of U.S. dollars)
Available for sale
U.S. Treasury / Agency	$2,471	$—	$199	$—	$2,670
Non-U.S.	24,594	(6)	1,808	(42)	26,354
Corporate and asset-backed securities	34,095	(14)	2,322	(72)	36,331
Mortgage-backed securities	17,456	—	1,022	(8)	18,470
Municipal	6,572	—	304	(2)	6,874
	$85,188	$(20)	$5,655	$(124)	$90,699
	Amortized Cost	Valuation Allowance	Net Carrying Value	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
Held to maturity
U.S. Treasury / Agency	$1,392	$—	$1,392	$60	$—	$1,452
Non-U.S.	1,295	(7)	1,288	118	(1)	1,405
Corporate and asset-backed securities	2,185	(35)	2,150	288	—	2,438
Mortgage-backed securities	2,000	(1)	1,999	148	(1)	2,146
Municipal	4,825	(1)	4,824	245	—	5,069
	$11,697	$(44)	$11,653	$859	$(2)	$12,510

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following table presents the amortized cost of our HTM securities according to S&P rating:

			December 31
		2021		2020
(in millions of U.S. dollars)	Amortized cost	% of Total	Amortized cost	% of Total
AAA	$2,089	21%	$2,511	22%
AA	5,303	52%	6,193	53%
A	1,964	19%	2,138	18%
BBB	773	8%	826	7%
BB	23	—%	28	—%
Other	1	—%	1	—%
Total	$10,153	100%	$11,697	100%

The following table presents fixed maturities by contractual maturity:

			December 31
		2021		2020
(in millions of U.S. dollars)	Net Carrying Value	Fair Value	Net Carrying Value	Fair Value
Available for sale
Due in 1 year or less	$4,498	$4,498	$4,760	$4,760
Due after 1 year through 5 years	25,542	25,542	26,227	26,227
Due after 5 years through 10 years	28,207	28,207	27,232	27,232
Due after 10 years	14,372	14,372	14,010	14,010
	72,619	72,619	72,229	72,229
Mortgage-backed securities	20,489	20,489	18,470	18,470
	$93,108	$93,108	$90,699	$90,699
Held to maturity
Due in 1 year or less	$888	$894	$1,231	$1,240
Due after 1 year through 5 years	3,744	3,846	3,592	3,760
Due after 5 years through 10 years	2,242	2,349	3,029	3,228
Due after 10 years	1,514	1,755	1,802	2,136
	8,388	8,844	9,654	10,364
Mortgage-backed securities	1,730	1,803	1,999	2,146
	$10,118	$10,647	$11,653	$12,510

Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

b) Gross unrealized loss
Fixed maturities in an unrealized loss position at December 31, 2021 and 2020 comprised both investment grade and below investment grade securities for which fair value declined primarily due to widening credit spreads since the date of purchase.

The following tables present, for AFS fixed maturities in an unrealized loss position (including securities on loan) that are not deemed to have expected credit losses, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	0 – 12 Months		Over 12 Months		Total
December 31, 2021	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. Treasury / Agency	$363	$(3)	$70	$(3)	$433	$(6)
Non-U.S.	6,917	(196)	1,093	(62)	8,010	(258)
Corporate and asset-backed securities	9,449	(145)	806	(32)	10,255	(177)
Mortgage-backed securities	8,086	(116)	190	(7)	8,276	(123)
Municipal	226	(5)	—	—	226	(5)
Total AFS fixed maturities	$25,041	$(465)	$2,159	$(104)	$27,200	$(569)

	0 – 12 Months		Over 12 Months		Total
December 31, 2020	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
Non-U.S.	$1,628	$(35)	$114	$(5)	$1,742	$(40)
Corporate and asset-backed securities	2,212	(33)	593	(14)	2,805	(47)
Mortgage-backed securities	875	(6)	35	(2)	910	(8)
Municipal	40	(1)	16	(1)	56	(2)
Total AFS fixed maturities	$4,755	$(75)	$758	$(22)	$5,513	$(97)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

c) Net realized gains (losses)

The following table presents the components of net realized gains (losses) and the change in net unrealized appreciation (depreciation) of investments:

	Year Ended December 31
(in millions of U.S. dollars)	2021	2020	2019
Fixed maturities:
OTTI on fixed maturities, gross	$—	$—	$(90)
OTTI on fixed maturities recognized in OCI (pre-tax)	—	—	32
OTTI on fixed maturities, net	—	—	(58)
Gross realized gains excluding OTTI	142	244	203
Gross realized losses excluding OTTI	(123)	(366)	(176)
Net (provision for) recovery of expected credit losses	14	11	—
Impairment (1)	(30)	(170)	—
Total fixed maturities	3	(281)	(31)
Equity securities	662	586	104
Other investments	111	(32)	(20)
Foreign exchange	348	(483)	7
Investment and embedded derivative instruments	(72)	81	(435)
Fair value adjustments on insurance derivative	316	(202)	(4)
S&P futures	(202)	(108)	(138)
Other derivative instruments	(8)	1	(8)
Other	(6)	(60)	(5)
Net realized gains (losses) (pre-tax)	$1,152	$(498)	$(530)

Change in net unrealized appreciation (depreciation) on investments (pre-tax):
Fixed maturities available for sale	$(2,901)	$2,628	$3,769
Fixed maturities held to maturity	(18)	(24)	(31)
Other	(19)	(12)	(3)
Income tax (expense) benefit	521	(462)	(647)
Change in net unrealized appreciation (depreciation) on investments (after-tax)	$(2,417)	$2,130	$3,088
(1)Relates to certain securities we intended to sell and securities written to market entering default.

Realized gains and losses from Equity securities and Other investments from the table above include sales of securities and unrealized gains and losses from fair value changes as follows:

							Year Ended December 31
	2021			2020			2019
(in millions of U.S. dollars)	Equity Securities	Other Investments	Total	Equity Securities	Other Investments	Total	Equity Securities	Other Investments	Total
Net gains (losses) recognized during the period	$662	$111	$773	$586	$(32)	$554	$104	$(20)	$84
Less: Net gains (losses) recognized from sales of securities	157	—	157	455	—	455	58	(5)	53
Unrealized gains (losses) recognized for securities still held at reporting date	$505	$111	$616	$131	$(32)	$99	$46	$(15)	$31

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following table presents a roll-forward of valuation allowance for expected credit losses on fixed maturities:

	Year Ended December 31
(in millions of U.S. dollars)	2021	2020
Available for sale
Valuation allowance for expected credit losses - beginning of period	$20	$—
Impact of adoption of new accounting guidance	—	25
Provision for expected credit loss	14	188
Initial allowance for purchased securities with credit deterioration	—	5
Write-offs charged against the expected credit loss	—	(5)
Recovery of expected credit loss	(20)	(193)
Valuation allowance for expected credit losses - end of period	$14	$20
Held to maturity
Valuation allowance for expected credit losses - beginning of period	$44	$—
Impact of adoption of new accounting guidance	—	44
Provision for expected credit loss	1	9
Recovery of expected credit loss	(10)	(9)
Valuation allowance for expected credit losses - end of period	$35	$44

The following table presents a roll-forward of pre-tax credit losses related to fixed maturities for which a portion of OTTI was recognized in OCI:

Year Ended December 31
(in millions of U.S. dollars)	2019
Balance of credit losses related to securities still held – beginning of year	$34
Additions where no OTTI was previously recorded	33
Additions where an OTTI was previously recorded	4
Reductions for securities sold during the period	(41)
Balance of credit losses related to securities still held – end of year	$30
d) Other investments

	December 31
(in millions of U.S. dollars)	2021	2020
Alternative investments:
Partially-owned investment companies	$9,210	$5,969
Limited partnerships	631	547
Investment funds	267	254
Alternative investments	10,108	6,770
Life insurance policies	481	438
Policy loans	243	233
Non-qualified separate account assets (1)	278	316
Other	59	188
Total	$11,169	$7,945
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Alternative investments
Alternative investments include partially-owned investment companies, investment funds, and limited partnerships measured at fair value using net asset value (NAV) as a practical expedient. The following table presents, by investment category, the expected liquidation period, fair value, and maximum future funding commitments of alternative investments:

				December 31
		2021		2020
(in millions of U.S. dollars)	Expected Liquidation Period of Underlying Assets	Fair Value	Maximum Future Funding Commitments	Fair Value	Maximum Future Funding Commitments
Financial	2 to 10 Years	$1,096	$267	$673	$237
Real assets	2 to 11 Years	1,193	766	805	598
Distressed	2 to 8 Years	753	641	358	970
Private credit	3 to 8 Years	84	279	88	270
Traditional	2 to 14 Years	6,647	5,200	4,519	1,125
Vintage	1 to 2 Years	68	—	73	—
Investment funds	Not Applicable	267	—	254	—
		$10,108	$7,153	$6,770	$3,200

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

e) Investments in partially-owned insurance companies
The following table presents Investments in partially-owned insurance companies:

	December 31, 2021			December 31, 2020
(in millions of U.S. dollars, except for percentages)	Carrying Value	Goodwill	Direct Ownership Percentage	Carrying Value	Goodwill	Direct Ownership Percentage	Domicile
Huatai Group	$2,698	$1,355	47%	$2,461	$1,313	47%	China
Huatai Life Insurance Company	253	71	20%	201	69	20%	China
Freisenbruch-Meyer	10	3	40%	10	3	40%	Bermuda
Chubb Arabia Cooperative Insurance Company	23	—	30%	23	—	30%	Saudi Arabia
Russian Reinsurance Company	4	—	23%	4	—	23%	Russia
ABR Reinsurance Ltd.	142	—	17%	114	—	16%	Bermuda
Total	$3,130	$1,429		$2,813	$1,385

Chubb’s aggregate direct and indirect ownership in Huatai Life is approximately 57.7 percent, comprising 20 percent direct and 37.7 percent indirect ownership interest.

The table above excludes the 38.7 percent of additional ownership commitment in Huatai Group that is contingent upon important conditions. Refer to Note 2 for additional information.
f) Net investment income

	Year Ended December 31
(in millions of U.S. dollars)	2021	2020	2019
Fixed maturities (1)	$3,300	$3,321	$3,385
Short-term investments	35	48	84
Other interest income	11	19	25
Equity securities	150	81	26
Other investments	147	82	78
Gross investment income (1)	3,643	3,551	3,598
Investment expenses	(187)	(176)	(172)
Net investment income (1)	$3,456	$3,375	$3,426
(1) Includes amortization expense related to fair value adjustment of acquired invested assets related to the Chubb Corp acquisition	$(84)	$(116)	$(161)

g) Restricted assets
Chubb is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutory regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. Chubb is also required to restrict assets pledged under repurchase agreements, which represent Chubb's agreement to sell securities and repurchase them at a future date for a predetermined price. We use trust funds in certain large reinsurance transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit (LOC) requirements. We have investments in segregated portfolios primarily to provide collateral or guarantees for LOC and derivative transactions. Included in restricted assets are investments, primarily fixed maturities, totaling $17,092 million and $19,605 million, and cash of $152 million and $89 million, at December 31, 2021 and 2020, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following table presents the components of restricted assets:

		December 31
(in millions of U.S. dollars)	2021	2020
Trust funds	$9,915	$12,305
Deposits with U.S. regulatory authorities	2,402	2,438
Deposits with non-U.S. regulatory authorities	2,873	2,905
Assets pledged under repurchase agreements	1,420	1,462
Other pledged assets	634	584
Total	$17,244	$19,694
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

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

Other investments
Fair values for the majority of Other investments including investments in partially-owned investment companies, investment funds, and limited partnerships are based on their respective (NAV) and are excluded from the fair value hierarchy table below. Certain of our long-duration contracts are supported by assets that do not qualify for separate account reporting under GAAP. These assets comprise mutual funds, classified within Level 1 in the valuation hierarchy on the same basis as other equity securities traded in active markets. Other investments also include equity securities, classified within Level 1 and fixed maturities, classified within Level 2, held in rabbi trusts maintained by Chubb for deferred compensation plans and supplemental retirement plans and are classified within the valuation hierarchy on the same basis as other equity securities and fixed maturities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Guaranteed living benefits
The GLB arises from life reinsurance programs covering living benefit guarantees whereby we assume the risk of guaranteed minimum income benefits (GMIB) associated with variable annuity contracts. GLBs are recorded in Accounts payable, accrued expenses, and other liabilities in the Consolidated balance sheets. For GLB reinsurance, Chubb estimates fair value using an internal valuation model which includes current market information and estimates of policyholder behavior. All of the treaties contain claim limits, which are factored into the valuation model. The fair value depends on a number of factors, including interest rates, equity markets, credit risk, current account value, market volatility, expected annuitization rates and other policyholder behavior, and changes in policyholder mortality. Because of the significant use of unobservable inputs including policyholder behavior, GLB reinsurance is classified within Level 3.

Financial instruments measured at fair value on a recurring basis, by valuation hierarchy

December 31, 2021	Level 1	Level 2	Level 3	Total
(in millions of U.S. dollars)
Assets:
Fixed maturities available for sale
U.S. Treasury / Agency	$1,680	$534	$—	$2,214
Non-U.S.	—	25,196	633	25,829
Corporate and asset-backed securities	—	37,014	2,049	39,063
Mortgage-backed securities	—	20,463	26	20,489
Municipal	—	5,513	—	5,513
	1,680	88,720	2,708	93,108
Equity securities	4,705	—	77	4,782
Short-term investments	1,744	1,395	7	3,146
Other investments (1)	286	481	—	767
Securities lending collateral	—	1,831	—	1,831
Investment derivative instruments	58	—	—	58
Separate account assets	5,461	99	—	5,560
Total assets measured at fair value (1)	$13,934	$92,526	$2,792	$109,252
Liabilities:
Investment derivative instruments	$166	$—	$—	$166
Other derivative instruments	16	—	—	16
GLB (2)	—	—	745	745
Total liabilities measured at fair value	$182	$—	$745	$927
(1)Excluded from the table above are partially-owned investments, investment funds, and limited partnerships of $10,108 million, policy loans of $243 million and other investments of $51 million at December 31, 2021 measured using NAV as a practical expedient.
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

(in millions of U.S. dollars, except for percentages)	Fair Value at December 31 2021	Valuation Technique	Significant Unobservable Inputs	Ranges	Weighted Average (1)
GLB (1)	$745	Actuarial model	Lapse rate	3% - 31%	4.5%
			Annuitization rate	0% - 100%	3.6%
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

A lapse rate is the percentage of in-force policies surrendered in a given calendar year. All else equal, as lapse rates increase, ultimate claim payments will decrease. In general, the base lapse function assumes low lapse rates during the surrender charge period of the GMIB contract, followed by a "spike" lapse rate in the year immediately following the surrender charge period, and then reverting to an ultimate lapse rate, typically over a 2-year period. This base rate is adjusted downward for policies with more valuable guarantees (policies with guaranteed values far in excess of their account values). Partial withdrawals and the impact of older policyholders with tax-qualified contracts (due to required minimum distributions) are also reflected in our modeling.

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
The effect of changes in key market factors on assumed lapse and annuitization rates reflect emerging trends using data available from cedants. For treaties with limited experience, rates are established by blending the experience with data received from other ceding companies. The model and related assumptions are regularly re-evaluated by management and enhanced, as appropriate, based upon additional experience obtained related to policyholder behavior and availability of updated information such as market conditions, market participant assumptions, and demographics of in-force annuities. In the fourth quarter of 2021, we completed a review of policyholder behavior related to annuitizations, partial withdrawals, lapses, and mortality for our variable annuity reinsurance business. As a result, we refined our policyholder behavior assumptions (mainly those relating to annuitizations and partial withdrawals), which had an insignificant impact on net income. During the year ended December 31, 2021, we also made routine model refinements to the internal valuation model which had an insignificant impact on net income.
The following tables present a reconciliation of the beginning and ending balances of financial instruments measured at fair value using significant unobservable inputs (Level 3):

						Assets	Liabilities
	Available-for-Sale Debt Securities			Equity securities	Short-term investments	Other investments	GLB (1)
Year Ended December 31, 2021	Non-U.S.	Corporate and asset-backed securities	Mortgage-backed securities
(in millions of U.S. dollars)
Balance, beginning of year	$546	$1,573	$60	$73	$5	$10	$1,089
Transfers into Level 3	24	91	—	—	—	—	—
Transfers out of Level 3	(11)	(76)	(18)	—	—	(10)	—
Change in Net Unrealized Gains/Losses in OCI	(30)	15	—	—	(1)	—	—
Net Realized Gains/Losses	(1)	(2)	—	8	—	—	(316)
Purchases	275	1,154	18	21	9	—	—
Sales	(48)	(99)	(1)	(25)	—	—	—
Settlements	(122)	(607)	(33)	—	(6)	—	—
Other	—	—	—	—	—	—	(28)
Balance, end of year	$633	$2,049	$26	$77	$7	$—	$745
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$—	$3	$—	$5	$—	$—	$(316)
Change in Net Unrealized Gains/Losses included in OCI at the Balance Sheet Date	$(25)	$17	$—	$—	$—	$—	$—
(1)Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

	Assets						Liabilities
	Available-for-Sale Debt Securities			Equity securities	Short-term investments	Other investments	GLB (1)
Year Ended December 31, 2020	Non-U.S.	Corporate and asset-backed securities	Mortgage-backed securities
(in millions of U.S. dollars)
Balance, beginning of year	$449	$1,451	$60	$69	$6	$10	$897
Transfers into Level 3	—	134	—	—	—	—	—
Transfers out of Level 3	(16)	(73)	(1)	(3)	—	—	—
Change in Net Unrealized Gains/Losses in OCI	19	(8)	—	—	—	—	—
Net Realized Gains/Losses	(1)	(30)	—	1	(1)	—	202
Purchases	274	708	2	23	14	—	—
Sales	(122)	(186)	—	(17)	(2)	—	—
Settlements	(57)	(423)	(1)	—	(12)	—	—
Other	—	—	—	—	—	—	(10)
Balance, end of year	$546	$1,573	$60	$73	$5	$10	$1,089
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$—	$(5)	$—	$4	$—	$—	$202
Change in Net Unrealized Gains/Losses included in OCI at the Balance Sheet Date	$16	$(6)	$—	$—	$—	$—	$—
(1)Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value.

	Assets						Liabilities
	Available-for-Sale Debt Securities				Short-term investments		GLB (1)
Year Ended December 31, 2019	Non-U.S.	Corporate and asset-backed securities	Mortgage-backed securities	Equity securities		Other investments
(in millions of U.S. dollars)
Balance, beginning of year	$345	$1,299	$61	$57	$1	$11	$861
Transfers into Level 3	11	23	—	—	—	—	—
Transfers out of Level 3	(24)	(38)	(16)	—	—	—	—
Change in Net Unrealized Gains/Losses in OCI	13	(2)	—	1	—	—	—
Net Realized Gains/Losses	(1)	(4)	—	(2)	—	—	4
Purchases	228	577	19	34	6	—	—
Sales	(70)	(125)	(1)	(21)	—	—	—
Settlements	(53)	(279)	(3)	—	(1)	(1)	—
Other	—	—	—	—	—	—	32
Balance, end of year	$449	$1,451	$60	$69	$6	$10	$897
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$—	$(2)	$—	$(3)	$—	$—	$4
Change in Net Unrealized Gains/Losses included in OCI at the Balance Sheet Date	$7	$(8)	$—	$—	$—	$—	$—
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

The following tables present fair value, by valuation hierarchy, and carrying value of the financial instruments not measured at fair value:

December 31, 2021	Fair Value				Net Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities held to maturity
U.S. Treasury / Agency	$1,192	$52	$—	$1,244	$1,213
Non-U.S.	—	1,262	—	1,262	1,196
Corporate and asset-backed securities	—	2,201	—	2,201	2,004
Mortgage-backed securities	—	1,803	—	1,803	1,730
Municipal	—	4,137	—	4,137	3,975
Total assets	$1,192	$9,455	$—	$10,647	$10,118
Liabilities:
Repurchase agreements	$—	$1,406	$—	$1,406	$1,406
Short-term debt	—	1,019	—	1,019	999
Long-term debt	—	16,848	—	16,848	15,169
Trust preferred securities	—	460	—	460	308
Total liabilities	$—	$19,733	$—	$19,733	$17,882

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

December 31, 2020	Fair Value				Net Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities held to maturity
U.S. Treasury / Agency	$1,395	$57	$—	$1,452	$1,392
Non-U.S.	—	1,405	—	1,405	1,288
Corporate and asset-backed securities	—	2,438	—	2,438	2,150
Mortgage-backed securities	—	2,146	—	2,146	1,999
Municipal	—	5,069	—	5,069	4,824
Total assets	$1,395	$11,115	$—	$12,510	$11,653
Liabilities:
Repurchase agreements	$—	$1,405	$—	$1,405	$1,405
Long-term debt	—	17,487	—	17,487	14,948
Trust preferred securities	—	473	—	473	308
Total liabilities	$—	$19,365	$—	$19,365	$16,661

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

	Year Ended December 31
(in millions of U.S. dollars)	2021	2020	2019
Premiums written
Direct	$42,811	$37,749	$36,848
Assumed	3,969	3,512	3,276
Ceded	(8,912)	(7,441)	(7,849)
Net	$37,868	$33,820	$32,275
Premiums earned
Direct	$41,138	$37,037	$35,876
Assumed	3,650	3,323	3,107
Ceded	(8,433)	(7,243)	(7,693)
Net	$36,355	$33,117	$31,290
Ceded losses and loss expenses incurred were $6.1 billion, $5.0 billion, and $4.9 billion for the years ended December 31, 2021, 2020, and 2019, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

b) Reinsurance recoverable on ceded reinsurance

	December 31, 2021		December 31, 2020
(in millions of U.S. dollars)	Net Reinsurance Recoverable (1)	Valuation allowance	Net Reinsurance Recoverable (1)	Valuation allowance
Reinsurance recoverable on unpaid losses and loss expenses	$16,184	$271	$14,647	$257
Reinsurance recoverable on paid losses and loss expenses	1,182	58	945	57
Reinsurance recoverable on losses and loss expenses	$17,366	$329	$15,592	$314
Reinsurance recoverable on policy benefits	$213	$4	$206	$5
(1)     Net of valuation allowance for uncollectible reinsurance.

The increase in reinsurance recoverable on losses and loss expenses in 2021 was primarily due to higher underlying ceded exposures due to premium growth, and unfavorable prior period development in certain lines.

The following table presents a roll-forward of valuation allowance for uncollectible reinsurance related to Reinsurance recoverable on loss and loss expenses:

	Year Ended December 31
(in millions of U.S. dollars)	2021	2020
Valuation allowance for uncollectible reinsurance - beginning of period	$314	$316
Provision for uncollectible reinsurance	66	21
Write-offs charged against the valuation allowance	(50)	(25)
Foreign exchange revaluation	(1)	2
Valuation allowance for uncollectible reinsurance - end of period	$329	$314

The following tables present a listing, at December 31, 2021, of the categories of Chubb's reinsurers:

December 31, 2021	Gross Reinsurance Recoverable on Loss and Loss Expenses	Valuation allowance for Uncollectible Reinsurance	% of Gross Reinsurance Recoverable
(in millions of U.S. dollars, except for percentages)
Categories
Largest reinsurers	$8,441	$102	1.2%
Other reinsurers rated A- or better	5,435	63	1.2%
Other reinsurers rated lower than A- or not rated	315	48	15.3%
Pools	415	10	2.4%
Structured settlements	516	13	2.5%
Captives	2,325	28	1.2%
Other	248	65	26.2%
Total	$17,695	$329	1.9%

Largest Reinsurers
ABR Reinsurance Capital Holdings	HDI Group (Hannover Re)	Munich Re Group	Swiss Re Group
Berkshire Hathaway Insurance Group	Lloyd's of London	Partner Re Group

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Categories of Chubb's reinsurers	Comprises:
Largest reinsurers	• All groups of reinsurers or captives where the gross recoverable exceeds one percent of Chubb's total shareholders' equity.
Other reinsurers rated A- or better	• All reinsurers rated A- or better that were not included in the largest reinsurer category.
Other reinsurers rated lower than A- or not rated	• All reinsurers rated lower than A- or not rated that were not included in the largest reinsurer category.
Pools	• Related to Chubb's voluntary pool participation and Chubb's mandatory pool participation required by law in certain states.
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

6. Goodwill and Other intangible assets

Goodwill
The following table presents a roll-forward of Goodwill by segment:

(in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Chubb Consolidated
Balance at December 31, 2019	$6,955	$2,234	$134	$4,785	$371	$817	$15,296
Acquisition of Banchile Seguros de Vida	—	—	—	16	—	28	44
Foreign exchange revaluation and other	17	6	—	35	—	2	60
Balance at December 31, 2020	$6,972	$2,240	$134	$4,836	$371	$847	$15,400
Foreign exchange revaluation and other	—	—	—	(183)	—	(4)	(187)
Balance at December 31, 2021	$6,972	$2,240	$134	$4,653	$371	$843	$15,213

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Other intangible assets
Other intangible assets that are subject to amortization principally relate to agency distribution relationships and renewal rights and other intangible assets that are not subject to amortization principally relate to trademarks.

	December 31
(in millions of U.S. dollars)	2021	2020
Subject to amortization	$2,508	$2,846
Not subject to amortization	2,947	2,965
Total	$5,455	$5,811

Amortization expense related to purchased intangibles was $287 million, $290 million, and $305 million for the years ended December 31, 2021, 2020, and 2019. The following table presents, as of December 31, 2021, the expected estimated pre-tax amortization expense (benefit) of purchased intangibles, at current foreign currency exchange rates, for the next five years:

	Associated with the Chubb Corp Acquisition
For the Years Ending December 31 (in millions of U.S. dollars)	Agency distribution relationships and renewal rights	Fair value adjustment on Unpaid losses and loss expense (1)	Total	Other intangible assets	Total Amortization of purchased intangibles
2022	$196	$(14)	$182	$99	$281
2023	177	(6)	171	94	265
2024	160	(6)	154	88	242
2025	144	(6)	138	87	225
2026	130	(6)	124	85	209
Total	$807	$(38)	$769	$453	$1,222
(1)In connection with the Chubb Corp acquisition, we recorded an increase to Unpaid losses and loss expenses acquired to adjust the carrying value of Chubb Corp's historical Unpaid losses and loss expenses to fair value as of the acquisition date. This fair value adjustment amortizes through Amortization of purchased intangibles on the Consolidated statements of operations through the year 2032. The balance of the fair value adjustment on Unpaid losses and loss expense was $90 million and $110 million at December 31, 2021 and 2020, respectively. Refer to Note 1(h) for additional information.

VOBA
The following table presents a roll-forward of VOBA:

(in millions of U.S. dollars)	2021	2020	2019
Balance, beginning of year	$263	$306	$295
Amortization of VOBA (1)	(22)	(27)	(24)
Foreign exchange revaluation and other	(5)	(16)	35
Balance, end of year	$236	$263	$306
(1)Recognized in Policy acquisition costs in the Consolidated statements of operations.

The following table presents, as of December 31, 2021, the expected estimated pre-tax amortization expense related to VOBA for the next five years at current foreign exchange rates:

For the Years Ending December 31	VOBA
(in millions of U.S. dollars)
2022	$20
2023	18
2024	17
2025	16
2026	14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

7. Unpaid losses and loss expenses

Chubb establishes reserves for the estimated unpaid ultimate liability for losses and loss expenses under the terms of its policies and agreements. Reserves include estimates for both claims that have been reported and for IBNR claims, and include estimates of expenses associated with processing and settling these claims. Reserves are recorded in Unpaid losses and loss expenses in the consolidated balance sheets. While we believe that our reserves for unpaid losses and loss expenses at December 31, 2021 are adequate, new information or trends may lead to future developments in incurred loss and loss expenses significantly greater or less than the reserves provided. Any such revisions could result in future changes in estimates of losses or reinsurance recoverable and would be reflected in our results of operations in the period in which the estimates are changed.
The following table presents a reconciliation of beginning and ending Unpaid losses and loss expenses:

	Year Ended December 31
(in millions of U.S. dollars)	2021	2020	2019
Gross unpaid losses and loss expenses, beginning of year	$67,811	$62,690	$62,960
Reinsurance recoverable on unpaid losses (1)	(14,647)	(14,181)	(14,689)
Net unpaid losses and loss expenses, beginning of year	53,164	48,509	48,271
Net losses and loss expenses incurred in respect of losses occurring in:
Current year	22,966	22,124	19,575
Prior years (2)	(986)	(414)	(845)
Total	21,980	21,710	18,730
Net losses and loss expenses paid in respect of losses occurring in:
Current year	7,836	7,782	7,894
Prior years	10,048	9,652	10,579
Total	17,884	17,434	18,473
Foreign currency revaluation and other	(501)	379	(19)
Net unpaid losses and loss expenses, end of year	56,759	53,164	48,509
Reinsurance recoverable on unpaid losses (1)	16,184	14,647	14,181
Gross unpaid losses and loss expenses, end of year	$72,943	$67,811	$62,690
(1)     Net of valuation allowance for uncollectible reinsurance.
(2)    Relates to prior period loss reserve development only and excludes prior period development related to reinstatement premiums, expense adjustments and earned premiums totaling $60 million, $19 million, and $53 million for 2021, 2020, and 2019, respectively.

The increase in gross and net unpaid losses and loss expense in 2021 is due to an increase in underlying exposure due to premium growth, partially offset by favorable prior period development. The increase in gross and net unpaid losses and loss expense in 2020 was driven by catastrophe losses incurred, principally from the COVID-19 pandemic.

The loss development tables under section c) below, present Chubb’s historical incurred and paid claims development by broad product line through December 31, 2021, net of reinsurance, as well as the cumulative number of reported claims, IBNR balances, and other supplementary information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following table presents a reconciliation of the loss development tables to the liability for unpaid losses and loss expenses in the consolidated balance sheet:

Reconciliation of Reserve Balances to Liability for Unpaid Loss and Loss Expenses
(in millions of U.S. dollars)	December 31, 2021
Presented in the loss development tables:
North America Commercial P&C Insurance — Workers' Compensation	$9,942
North America Commercial P&C Insurance — Liability	18,736
North America Commercial P&C Insurance — Other Casualty	2,304
North America Commercial P&C Insurance — Non-Casualty	2,963
North America Personal P&C Insurance	3,035
Overseas General Insurance — Casualty	7,052
Overseas General Insurance — Non-Casualty	2,984
Global Reinsurance — Casualty	1,191
Global Reinsurance — Non-Casualty	372
Excluded from the loss development tables:
Other	5,361
Net unpaid loss and allocated loss adjustment expense	53,940
Ceded unpaid loss and allocated loss adjustment expense:
North America Commercial P&C Insurance — Workers' Compensation	1,379
North America Commercial P&C Insurance — Liability	6,263
North America Commercial P&C Insurance — Other Casualty	638
North America Commercial P&C Insurance — Non-Casualty	1,631
North America Personal P&C Insurance	632
Overseas General Insurance — Casualty	2,363
Overseas General Insurance — Non-Casualty	1,868
Global Reinsurance — Casualty	33
Global Reinsurance — Non-Casualty	89
Other	1,414
Ceded unpaid loss and allocated loss adjustment expense	16,310
Unpaid loss and loss expense on other than short-duration contracts (1)	1,090
Unpaid unallocated loss adjustment expenses	1,603
Unpaid losses and loss expenses	$72,943
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
•Corporate, which includes run-off liabilities such as asbestos, environmental, and molestation and other mass tort exposures and which impact accident years older than those shown in the loss development tables below;
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
•changes in claims handling practice, including impact of COVID-19 on adjudication environment;
•inflation;
•the legal environment, including impact of COVID-19 on judicial proceedings;
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

Standard actuarial reserving methods include, but are not limited to, expected loss ratio, paid and reported loss development, and Bornhuetter-Ferguson methods. A general description of these methods is provided below. In addition to these standard methods, depending upon the product line characteristics and available data, we may use other recognized actuarial methods and approaches. Implicit in the standard actuarial methods that we generally utilize is the need for two fundamental assumptions: first, the pattern by which losses are expected to emerge over time for each origin year, and second, the expected loss ratio for each origin year.

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

Long-tail business
Long-tail business describes lines of business for which specific losses may not be known/reported for some period and for which claims can take significant time to settle/close. This includes most casualty lines such as general liability, D&O, and workers' compensation. There are various factors contributing to the uncertainty and volatility of long-tail business, including the indirect impact of COVID-19 that has changed loss reporting and development patterns. In addition, uncertain future inflationary trends, changes in future legal environments, and the potential impact of major claims, such as molestation claims including the Boy Scouts of America (BSA) agreement-in-principle, added to the uncertainty and volatility in the long-tail business. Other factors are:
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

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
•The amounts in both triangles for the years ended December 31, 2012 to December 31, 2020 and average historical claim duration as of December 31, 2021, are presented as supplementary information.
•All data presented in the triangles is net of reinsurance recoverables.
•The IBNR reserves shown to the right of each incurred loss development exhibit reflect the net IBNR recorded as of December 31, 2021.
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

Net Incurred Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31			As of December 31 2021
(in millions of U.S. dollars)			Unaudited								Net IBNR Reserves	Reported Claims (in thousands)
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$1,050	$1,011	$1,030	$1,040	$1,011	$989	$986	$977	$953	$952	$224	44
2013		1,109	1,108	1,122	1,127	1,086	1,073	1,037	1,014	989	252	43
2014			1,207	1,201	1,217	1,215	1,163	1,100	1,073	1,037	305	45
2015				1,282	1,259	1,276	1,279	1,217	1,154	1,128	379	50
2016					1,367	1,361	1,383	1,378	1,269	1,206	439	52
2017						1,413	1,380	1,399	1,393	1,376	679	50
2018							1,359	1,361	1,379	1,385	681	51
2019								1,391	1,384	1,401	718	47
2020									1,367	1,387	903	31
2021										1,348	1,033	30
Total										$12,209

Net Cumulative Paid Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31
(in millions of U.S. dollars)			Unaudited
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$111	$271	$365	$436	$486	$532	$574	$592	$612	$626
2013		107	286	422	506	553	587	616	633	650
2014			113	295	410	484	532	566	599	617
2015				116	301	418	501	564	606	628
2016					122	326	452	529	584	621
2017						120	313	437	516	564
2018							130	329	451	528
2019								143	341	467
2020									111	282
2021										120
Total										$5,103

Net Liabilities for Loss and Allocated Loss Adjustment Expenses
(in millions of U.S. dollars)	December 31, 2021
Accident years prior to 2012	$2,836
Accident years 2012 - 2021 from tables above	7,106
All Accident years	$9,942

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

North America Commercial P&C Insurance — Workers' Compensation — Long-tail (continued)
Supplementary Information: (Favorable)/ Adverse Prior Period Development
(in millions of U.S. dollars)	December 31, 2021
Accident years prior to 2012	$(98)
Accident years 2012 - 2021 from tables above	(125)
All Accident years	$(223)

Supplementary Information: Average Annual Percentage Payout of Net Incurred Claims by Age, as of December 31, 2021 (Unaudited)
Age in Years	1	2	3	4	5	6	7	8	9	10
Percentage	10%	15%	10%	7%	5%	4%	3%	2%	2%	1%

North America Commercial P&C Insurance — Liability — Long-tail
This line consists of primary and excess liability exposures, medical liability, and professional lines, including directors and officers (D&O) liability, errors and omissions (E&O) liability, employment practices liability (EPL), fidelity bonds, and fiduciary liability.

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

Net Incurred Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31			As of December 31 2021
(in millions of U.S. dollars)			Unaudited								Net IBNR Reserves	Reported Claims (in thousands)
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$3,552	$3,628	$3,614	$3,565	$3,525	$3,427	$3,331	$3,235	$3,235	$3,308	$302	25
2013		3,547	3,542	3,543	3,533	3,430	3,216	3,122	2,964	2,956	252	25
2014			3,535	3,586	3,675	3,718	3,656	3,470	3,346	3,198	381	24
2015				3,560	3,709	3,819	3,977	3,943	3,736	3,709	714	27
2016					3,534	3,595	3,692	3,805	3,799	3,771	773	27
2017						3,322	3,499	3,581	3,631	3,552	1,156	27
2018							3,375	3,494	3,697	3,828	1,445	28
2019								3,452	3,628	3,867	1,982	30
2020									4,106	3,832	2,780	24
2021										4,322	3,941	25
Total										$36,343

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

North America Commercial P&C Insurance — Liability — Long-tail (continued)
Net Cumulative Paid Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31
(in millions of U.S. dollars)			Unaudited
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$166	$656	$1,172	$1,680	$2,093	$2,327	$2,502	$2,619	$2,688	$2,783
2013		130	548	1,192	1,597	2,007	2,232	2,374	2,465	2,525
2014			164	679	1,250	1,804	2,202	2,442	2,584	2,673
2015				138	605	1,206	1,856	2,291	2,533	2,749
2016					171	663	1,336	1,975	2,334	2,596
2017						161	617	1,162	1,701	2,003
2018							190	754	1,303	1,777
2019								176	671	1,248
2020									152	590
2021										175
Total										$19,119

Net Liabilities for Loss and Allocated Loss Adjustment Expenses
(in millions of U.S. dollars)	December 31, 2021
Accident years prior to 2012	$1,512
Accident years 2012 - 2021 from tables above	17,224
All Accident years	$18,736

Supplementary Information: (Favorable)/ Adverse Prior Period Development
(in millions of U.S. dollars)	December 31, 2021
Accident years prior to 2012	$(86)
Accident years 2012 - 2021 from tables above	(121)
All Accident years	$(207)

Supplementary Information: Average Annual Percentage Payout of Net Incurred Claims by Age, as of December 31, 2021 (Unaudited)
Age in Years	1	2	3	4	5	6	7	8	9	10
Percentage	4%	14%	17%	15%	11%	7%	5%	3%	2%	3%

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

Net Incurred Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31			As of December 31 2021
(in millions of U.S. dollars)			Unaudited								Net IBNR Reserves	Reported Claims (in thousands)
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$634	$606	$577	$561	$520	$519	$509	$507	$505	$500	$2	16
2013		527	531	523	516	469	462	462	458	461	12	18
2014			595	583	581	597	555	539	539	531	14	17
2015				487	470	502	515	458	455	463	31	15
2016					504	502	527	524	481	480	51	16
2017						532	566	577	616	605	79	17
2018							536	564	575	580	110	17
2019								606	637	686	219	16
2020									646	634	372	11
2021										675	515	9
Total										$5,615

Net Cumulative Paid Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31
(in millions of U.S. dollars)			Unaudited
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$69	$223	$320	$387	$435	$470	$487	$493	$502	$496
2013		69	197	271	348	385	412	419	426	439
2014			80	220	317	391	455	473	501	509
2015				47	137	215	305	371	395	412
2016					52	145	246	324	375	398
2017						66	175	313	381	446
2018							74	169	270	365
2019								70	190	318
2020									53	151
2021										60
Total										$3,594

Net Liabilities for Loss and Allocated Loss Adjustment Expenses
(in millions of U.S. dollars)	December 31, 2021
Accident years prior to 2012	$283
Accident years 2012 - 2021 from tables above	2,021
All Accident years	$2,304

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

North America Commercial P&C Insurance — Other-Casualty — Long-tail (continued)
Supplementary Information: (Favorable)/ Adverse Prior Period Development
(in millions of U.S. dollars)	December 31, 2021
Accident years prior to 2012	$(7)
Accident years 2012 - 2021 from tables above	28
All Accident years	$21

Supplementary Information: Average Annual Percentage Payout of Net Incurred Claims by Age, as of December 31, 2021 (Unaudited)
Age in Years	1	2	3	4	5	6	7	8	9	10
Percentage	11%	21%	19%	15%	11%	5%	3%	1%	2%	—%

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

Net Incurred Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31			As of December 31 2021
(in millions of U.S. dollars)			Unaudited								Net IBNR Reserves	Reported Claims (in thousands)
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$2,033	$1,916	$1,883	$1,864	$1,859	$1,847	$1,844	$1,850	$1,844	$1,848	$5	426
2013		1,434	1,424	1,337	1,360	1,340	1,340	1,338	1,344	1,343	5	455
2014			1,643	1,661	1,579	1,559	1,549	1,550	1,558	1,552	3	483
2015				1,736	1,745	1,650	1,638	1,605	1,589	1,592	(6)	545
2016					1,911	1,890	1,800	1,782	1,818	1,832	34	650
2017						2,704	2,608	2,504	2,521	2,513	51	763
2018							2,053	2,240	2,175	2,167	41	903
2019								2,052	2,037	1,959	67	1,042
2020									3,148	2,951	357	1,118
2021										2,947	1,249	726
Total										$20,704

Net Cumulative Paid Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31
(in millions of U.S. dollars)			Unaudited
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$715	$1,577	$1,698	$1,767	$1,795	$1,822	$1,816	$1,842	$1,844	$1,839
2013		651	1,138	1,238	1,285	1,311	1,324	1,333	1,335	1,336
2014			820	1,373	1,484	1,506	1,532	1,546	1,554	1,558
2015				727	1,343	1,488	1,556	1,572	1,574	1,587
2016					846	1,505	1,656	1,733	1,760	1,786
2017						979	2,087	2,302	2,392	2,406
2018							1,027	1,825	2,018	2,074
2019								1,030	1,677	1,804
2020									1,396	2,271
2021										1,087
Total										$17,748

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

North America Commercial P&C Insurance — Non-Casualty — Short-tail (continued)
Net Liabilities for Loss and Allocated Loss Adjustment Expenses
(in millions of U.S. dollars)	December 31, 2021
Accident years prior to 2012	$7
Accident years 2012 - 2021 from tables above	2,956
All Accident years	$2,963

Supplementary Information: (Favorable)/ Adverse Prior Period Development
(in millions of U.S. dollars)	December 31, 2021
Accident years prior to 2012	$(3)
Accident years 2012 - 2021 from tables above	(277)
All Accident years	$(280)

Supplementary Information: Average Annual Percentage Payout of Net Incurred Claims by Age, as of December 31, 2021 (Unaudited)
Age in Years	1	2	3	4	5	6	7	8	9	10
Percentage	45%	37%	8%	3%	1%	1%	—%	1%	—%	—%

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

Net Incurred Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31			As of December 31 2021
(in millions of U.S. dollars)			Unaudited								Net IBNR Reserves	Reported Claims (in thousands)
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$2,186	$2,183	$2,183	$2,191	$2,186	$2,186	$2,189	$2,194	$2,190	$2,188	$5	188
2013		1,860	1,889	1,897	1,900	1,925	1,937	1,945	1,948	1,949	23	132
2014			2,205	2,206	2,192	2,146	2,160	2,147	2,141	2,141	11	144
2015				2,495	2,550	2,561	2,544	2,563	2,570	2,566	12	148
2016					2,440	2,536	2,545	2,482	2,471	2,464	27	154
2017						3,035	3,069	3,002	2,998	2,998	63	163
2018							3,010	3,037	3,103	3,118	197	169
2019								2,957	2,993	2,994	209	156
2020									2,931	2,634	376	121
2021										3,037	1,025	103
Total										$26,089

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

North America Personal P&C Insurance — Short-tail (continued)
Net Cumulative Paid Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31
(in millions of U.S. dollars)			Unaudited
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$1,177	$1,806	$1,957	$2,063	$2,117	$2,150	$2,164	$2,164	$2,165	$2,177
2013		1,043	1,505	1,688	1,787	1,843	1,885	1,895	1,917	1,916
2014			1,310	1,765	1,926	2,035	2,080	2,106	2,116	2,123
2015				1,499	2,084	2,271	2,392	2,478	2,508	2,533
2016					1,453	2,052	2,211	2,314	2,370	2,398
2017						1,698	2,520	2,668	2,799	2,870
2018							1,926	2,549	2,706	2,865
2019								1,668	2,437	2,617
2020									1,334	1,995
2021										1,587
Total										$23,081

Net Liabilities for Loss and Allocated Loss Adjustment Expenses
(in millions of U.S. dollars)	December 31, 2021
Accident years prior to 2012	$27
Accident years 2012 - 2021 from tables above	3,008
All Accident years	$3,035

Supplementary Information: (Favorable)/ Adverse Prior Period Development
(in millions of U.S. dollars)	December 31, 2021
Accident years prior to 2012	$(2)
Accident years 2012 - 2021 from tables above	(293)
All Accident years	$(295)

Supplementary Information: Average Annual Percentage Payout of Net Incurred Claims by Age, as of December 31, 2021 (Unaudited)
Age in Years	1	2	3	4	5	6	7	8	9	10
Percentage	56%	24%	6%	5%	3%	1%	1%	—%	—%	1%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Overseas General Insurance — Casualty — Long-tail
This product line is comprised of D&O liability, E&O liability, financial institutions (including crime/fidelity coverages), and non-U.S. general liability as well as aviation and political risk. Exposures are located around the world, including Europe, Latin America, and Asia. Approximately 46 percent of Chubb Overseas General business is generated by European accounts, exclusive of Lloyd's market. There is some U.S. exposure in Casualty from multinational accounts and in financial lines for Lloyd's market. The financial lines coverages are typically written on a claims-made form, while general liability coverages are typically on an occurrence basis and comprised of a mix of primary and excess businesses.

Net Incurred Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31			As of December 31 2021
(in millions of U.S. dollars)			Unaudited								Net IBNR Reserves	Reported Claims (in thousands)
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$1,249	$1,219	$1,282	$1,300	$1,297	$1,287	$1,267	$1,257	$1,227	$1,237	$62	38
2013		1,238	1,234	1,230	1,274	1,228	1,195	1,137	1,104	1,124	73	39
2014			1,237	1,307	1,316	1,331	1,248	1,165	1,125	1,134	101	40
2015				1,153	1,249	1,278	1,301	1,278	1,219	1,202	137	42
2016					1,189	1,289	1,356	1,385	1,373	1,382	286	43
2017						1,180	1,282	1,330	1,379	1,343	205	44
2018							1,279	1,330	1,392	1,434	493	44
2019								1,354	1,422	1,447	620	42
2020									1,740	1,656	1,101	34
2021										1,678	1,373	29
Total										$13,637

Net Cumulative Paid Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31
(in millions of U.S. dollars)			Unaudited
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$72	$244	$427	$577	$690	$828	$898	$940	$1,005	$1,061
2013		82	258	412	557	699	799	866	917	938
2014			107	283	457	588	701	784	847	890
2015				82	276	478	655	774	853	929
2016					123	313	517	664	787	883
2017						94	310	516	676	842
2018							109	322	485	627
2019								121	327	459
2020									105	283
2021										116
Total										$7,028

Net Liabilities for Loss and Allocated Loss Adjustment Expenses
(in millions of U.S. dollars)	December 31, 2021
Accident years prior to 2012	$443
Accident years 2012 - 2021 from tables above	6,609
All Accident years	$7,052

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Overseas General Insurance — Casualty — Long-tail (continued)
Supplementary Information: (Favorable)/ Adverse Prior Period Development
(in millions of U.S. dollars)	December 31, 2021
Accident years prior to 2012	$(76)
Accident years 2012 - 2021 from tables above	(22)
All Accident years	$(98)

Supplementary Information: Average Annual Percentage Payout of Net Incurred Claims by Age, as of December 31, 2021 (Unaudited)
Age in Years	1	2	3	4	5	6	7	8	9	10
Percentage	7%	14%	14%	12%	10%	8%	6%	4%	4%	5%
Overseas General Insurance — Non-Casualty — Short-tail
This product line is comprised of commercial fire, marine (predominantly cargo), surety, personal automobile (in Latin America, Asia Pacific and Japan), personal cell phones, personal residential (including high net worth), energy and construction. In general, these lines have relatively stable payment and reporting patterns although they are impacted by natural catastrophes mainly in the 2017 and 2018 accident years. Europe and Asia each make up about one third of the Chubb Overseas General non-casualty book.

Net Incurred Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31			As of December 31 2021
(in millions of U.S. dollars)			Unaudited								Net IBNR Reserves	Reported Claims (in thousands)
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$1,634	$1,624	$1,584	$1,531	$1,524	$1,516	$1,501	$1,496	$1,489	$1,488	$4	555
2013		1,703	1,698	1,635	1,589	1,584	1,557	1,545	1,536	1,527	12	573
2014			1,774	1,839	1,785	1,775	1,740	1,730	1,723	1,717	(3)	548
2015				1,867	1,985	1,963	1,933	1,915	1,908	1,890	3	570
2016					1,975	1,973	1,960	1,938	1,942	1,972	38	581
2017						2,122	2,161	2,143	2,125	2,149	15	589
2018							2,083	2,169	2,132	2,109	29	623
2019								2,098	2,117	2,049	22	640
2020									2,448	2,309	250	541
2021										2,521	699	531
Total										$19,731

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Overseas General Insurance — Non-Casualty — Short-tail (continued)
Net Cumulative Paid Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31
(in millions of U.S. dollars)			Unaudited
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$643	$1,176	$1,357	$1,415	$1,437	$1,447	$1,458	$1,461	$1,460	$1,471
2013		659	1,221	1,410	1,441	1,477	1,495	1,502	1,505	1,503
2014			718	1,365	1,571	1,633	1,662	1,675	1,689	1,696
2015				811	1,481	1,707	1,786	1,807	1,836	1,853
2016					959	1,597	1,791	1,861	1,886	1,895
2017						1,000	1,765	1,938	2,012	2,052
2018							954	1,668	1,868	1,936
2019								996	1,657	1,849
2020									1,031	1,649
2021										962
Total										$16,866

(in millions of U.S. dollars)	December 31, 2021
Accident years prior to 2012	$119
Accident years 2012 - 2021 from tables above	2,865
All Accident years	$2,984

Supplementary Information: (Favorable)/ Adverse Prior Period Development
(in millions of U.S. dollars)	December 31, 2021
Accident years prior to 2012	$(6)
Accident years 2012 - 2021 from tables above	(210)
All Accident years	$(216)

Supplementary Information: Average Annual Percentage Payout of Net Incurred Claims by Age, as of December 31, 2021 (Unaudited)
Age in Years	1	2	3	4	5	6	7	8	9	10
Percentage	44%	34%	10%	3%	2%	1%	1%	—%	—%	1%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Global Reinsurance — Casualty — Long-tail (continued)
Net Incurred Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31			As of December 31 2021
(in millions of U.S. dollars)			Unaudited								Net IBNR Reserves
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$386	$382	$391	$393	$378	$372	$371	$373	$378	$376	$5
2013		320	326	329	329	331	323	316	310	309	10
2014			332	333	339	342	343	346	329	330	11
2015				284	288	299	300	308	304	308	14
2016					223	226	235	234	243	243	16
2017						213	215	219	217	218	17
2018							244	247	254	250	25
2019								238	246	241	56
2020									246	250	97
2021										281	196
Total										$2,806

Net Cumulative Paid Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31
(in millions of U.S. dollars)			Unaudited
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$78	$168	$222	$262	$293	$308	$324	$335	$341	$347
2013		65	143	186	222	241	260	269	271	278
2014			91	184	217	248	264	276	286	295
2015				90	158	191	217	232	249	266
2016					57	113	142	159	175	192
2017						46	100	122	140	155
2018							41	96	125	149
2019								40	90	116
2020									41	99
2021										35
Total										$1,932

Net Liabilities for Loss and Allocated Loss Adjustment Expenses
(in millions of U.S. dollars)	December 31, 2021
Accident years prior to 2012	$317
Accident years 2012 - 2021 from tables above	874
All Accident years	$1,191

Supplementary Information: (Favorable)/ Adverse Prior Period Development
(in millions of U.S. dollars)	December 31, 2021
Accident years prior to 2012	$(27)
Accident years 2012 - 2021 from tables above	(2)
All Accident years	$(29)

Supplementary Information: Average Annual Percentage Payout of Net Incurred Claims by Age, as of December 31, 2021 (Unaudited)
Age in Years	1	2	3	4	5	6	7	8	9	10
Percentage	21%	24%	12%	9%	6%	5%	4%	2%	2%	1%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Global Reinsurance — Non-Casualty — Short-tail
This product line includes property, property catastrophe, marine, credit/surety, A&H and energy. This product line is impacted by natural catastrophes, particularly in the 2017, 2018, 2020, and 2021 accident years. Of the non-catastrophe book, the mixture of business varies by year with approximately 79 percent of loss on proportional treaties in treaty year 2012 and after. This percentage has increased over time with the proportion being approximately 54 percent for treaty year 2012 growing to an average of 83 percent for treaty years 2013 to 2021, with the remainder being written on an excess of loss basis.

Net Incurred Loss and Allocated Loss Adjustment Expenses											As of December 31 2021
								Years Ended December 31
(in millions of U.S. dollars)			Unaudited								Net IBNR Reserves
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$232	$211	$201	$192	$190	$188	$185	$185	$183	$184	$1
2013		160	158	146	141	142	140	140	139	138	—
2014			164	179	179	182	181	179	178	177	1
2015				146	154	161	161	153	159	157	1
2016					182	187	189	192	188	186	2
2017						396	423	453	450	454	13
2018							285	295	299	294	1
2019								139	137	133	18
2020									211	255	34
2021										342	131
Total										$2,320

Net Cumulative Paid Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31
(in millions of U.S. dollars)			Unaudited
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$45	$130	$156	$166	$172	$177	$180	$180	$179	$179
2013		46	102	120	130	133	135	136	137	137
2014			65	128	151	162	167	170	172	172
2015				56	103	132	142	146	151	152
2016					57	132	159	170	176	180
2017						191	322	401	415	428
2018							94	255	273	276
2019								35	84	99
2020									62	178
2021										158
Total										$1,959

Net Liabilities for Loss and Allocated Loss Adjustment Expenses
(in millions of U.S. dollars)	December 31, 2021
Accident years prior to 2012	$11
Accident years 2012 - 2021 from tables above	361
All Accident years	$372

Supplementary Information: (Favorable)/ Adverse Prior Period Development
(in millions of U.S. dollars)	December 31, 2021
Accident years prior to 2012	$(4)
Accident years 2012 - 2021 from tables above	34
All Accident years	$30

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Global Reinsurance — Non-Casualty — Short-tail (continued)
Supplementary Information: Average Annual Percentage Payout of Net Incurred Claims by Age, as of December 31, 2021 (Unaudited)
Age in Years	1	2	3	4	5	6	7	8	9	10
Percentage	35%	40%	14%	4%	3%	2%	1%	1%	—%	—%
Prior Period Development — Supplementary Information

The following table presents a reconciliation of the loss development triangles above to prior period development:

	Components of PPD
Year Ended December 31, 2021 (in millions of U.S. dollars) (favorable)/unfavorable	2012 - 2020 accident years (implied PPD per loss triangles)	Accident years prior to 2012	Other (1)		PPD on loss reserves	RIPs, Expense adjustments, and earned premiums		Total
North America Commercial P&C Insurance
Long-tail	$(218)	$(191)	$(142)		$(551)	$69		$(482)
Short-tail	(277)	(3)	(10)		(290)	10		(280)
	(495)	(194)	(152)	(2)	(841)	79	(3)	(762)
North America Personal P&C Insurance (Short-tail)	(293)	(2)	(9)		(304)	(1)		(305)
Overseas General Insurance
Long-tail	(22)	(76)	(8)		(106)	—		(106)
Short-tail	(210)	(6)	(126)		(342)	7		(335)
	(232)	(82)	(134)	(4)	(448)	7		(441)
Global Reinsurance
Long-tail	(2)	(27)	1		(28)	3		(25)
Short-tail	34	(4)	(2)		28	—		28
	32	(31)	(1)		—	3		3
Subtotal	$(988)	$(309)	$(296)		$(1,593)	$88		$(1,505)
North America Agricultural Insurance (Short-tail)					$38	$(28)		$10
Corporate (Long-tail)					569	—		569
Consolidated PPD					$(986)	$60		$(926)
(1)        Other includes the impact of foreign exchange.
(2)     Includes favorable development of $96 million related to our Alternative Risk Solutions business (U.S. and Bermuda) and an adjustment to exclude $48 million in unfavorable development in the workers' compensation line, associated with an increase in exposure for which additional premiums were collected; the remaining difference relates to a number of other items, none of which are individually material.
(3)     Includes premium returns associated with our Alternative Risk Solutions business, which is excluded from the triangles.
(4)     Includes favorable development of $118 million related to International A&H business; the remaining difference relates to a number of other items, none of which are individually material.

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

Years Ended December 31 (in millions of U.S. dollars, except for percentages)	Long-tail	Short-tail	Total	% of beginning net unpaid reserves (1)
2021
North America Commercial P&C Insurance	$(482)	$(280)	$(762)	1.4%
North America Personal P&C Insurance	—	(305)	(305)	0.6%
North America Agricultural Insurance	—	10	10	—%
Overseas General Insurance	(106)	(335)	(441)	0.8%
Global Reinsurance	(25)	28	3	—%
Corporate	569	—	569	1.1%
Total	$(44)	$(882)	$(926)	1.7%
2020
North America Commercial P&C Insurance	$(672)	$(30)	$(702)	1.4%
North America Personal P&C Insurance	—	63	63	0.1%
North America Agricultural Insurance	—	(10)	(10)	—%
Overseas General Insurance	(49)	(101)	(150)	0.3%
Global Reinsurance	(25)	(4)	(29)	0.1%
Corporate	433	—	433	0.9%
Total	$(313)	$(82)	$(395)	0.8%
2019
North America Commercial P&C Insurance	$(668)	$19	$(649)	1.3%
North America Personal P&C Insurance	—	(95)	(95)	0.2%
North America Agricultural Insurance	—	(80)	(80)	0.2%
Overseas General Insurance	(68)	(24)	(92)	0.2%
Global Reinsurance	(59)	30	(29)	0.1%
Corporate	153	—	153	0.3%
Total	$(642)	$(150)	$(792)	1.6%
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

North America Commercial P&C Insurance
2021
North America Commercial P&C Insurance experienced net favorable PPD of $762 million, which was the net result of several underlying favorable and adverse movements, including a favorable development on COVID-19 reserves of $303 million, principally in management liability portfolios as described below, and was driven by the following principal changes:
•Net favorable development of $482 million in long-tail business, primarily from:

•Net favorable development of $278 million in management liability portfolios, mainly in accident year 2020, of which $256 million was related to COVID-19 estimates, driven by lower than expected claim frequency including securities class actions;

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

•Net favorable development of $260 million in our workers’ compensation business, mainly in accident years 2016 and prior, driven by lower than expected loss experience and related improvements to loss development factors. In addition, there was favorable development in accident year 2020 of $36 million related to our annual assessment of multi-claimant events including industrial accidents;

•Net favorable development of $59 million in financial lines (errors & omissions and cyber), mainly in accident years 2016, 2017 and 2020, from lower than expected emergence, partly offset by higher than expected development in accident year 2019;

•Net favorable development of $43 million on large multi-line prospective deals, mainly in accident years 2017 and prior, from lower than expected reported loss activity. These structured deals typically cover large clients for multiple product lines and with varying loss limitations; this development is net of premium returns of $46 million tied to the loss performance of the particular deals;

•Net favorable development of $40 million in voluntary environmental lines, mainly in accident years 2017 and prior, from lower than expected emergence, partly offset by higher than expected development in accident year 2019;

•Adverse development of $26 million related to an agreement-in-principle as part of the BSA bankruptcy in the 2004 and prior accident years. Refer to the Molestation claims section below for further information;

•Net adverse development of $32 million in commercial excess and umbrella portfolios, with accident years 2016 through 2019 experiencing higher than expected reported loss activity, partly offset by lower than expected emergence in accident years 2015 and prior;

•Net adverse development of $66 million in medical liability businesses, mainly in accident years 2017 and 2018, driven by higher than expected reported loss emergence and associated changes to loss expectations; and

•Net adverse development of $71 million in commercial automobile liability, mainly in accident years 2017 and 2019, driven by adverse reported loss experience.

•Net favorable development of $280 million in short-tail business, primarily from:

•Net favorable development of $164 million in property and marine coverages, mainly in accident years 2019 and 2020, driven by lower than expected loss development;

•Net favorable development of $89 million in surety, mainly in accident years 2018 through 2020, driven by lower than expected loss emergence, including $35 million in accident year 2020, due to lower than expected COVID-19 claim activity;

•Net favorable development of $45 million in accident and health, mainly in accident years 2019 and 2020, where loss emergence was lower than expected; and

•Net adverse development of $42 million in first-party cyber risk, mainly in accident years 2018 through 2020, which experienced higher than expected loss development as well as higher than expected frequency and severity.

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

•Net favorable development of $30 million in short-tail business, primarily from:

•Net favorable development of $37 million in accident & health, mainly in accident years 2018 and 2019, driven by lower than expected paid loss emergence;

•Net favorable development of $31 million in surety businesses, driven by accident year 2018, where loss emergence was lower than expected; and

•Net adverse development of $21 million in our marine portfolios, mainly impacting the 2019 accident year, driven by higher than expected non-catastrophe loss development.

2019
North America Commercial P&C Insurance experienced net favorable PPD of $649 million, representing 1.3 percent of the beginning consolidated net unpaid losses and loss expense reserves.

North America Personal P&C Insurance
2021
North America Personal P&C Insurance incurred net favorable PPD of $305 million, driven by favorable development of $253 million in homeowners, including valuables, mainly in accident year 2020, which experienced better than expected non-catastrophe loss development and a favorable $43 million in automobile, predominantly from better than expected frequency results in accident year 2020 for physical damage coverages.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

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

2019
North America Personal P&C Insurance incurred net favorable PPD of $95 million, representing 0.2 percent of the beginning consolidated net unpaid losses and loss expense reserves.

North America Agricultural Insurance
North America Agricultural Insurance experienced net adverse PPD of $10 million in 2021, and favorable PPD of $10 million and $80 million in 2020 and 2019, respectively. Actual claim development mainly relates to our Multiple Peril Crop Insurance business and is based on crop yield results in certain states at the prior year-end period (i.e., 2021 results based on crop yield results at year-end 2020).

Overseas General Insurance
2021
Overseas General Insurance experienced net favorable PPD of $441 million which was the net result of several underlying favorable and adverse movements, including a favorable development on COVID-19 reserves of $127 million, principally in financial lines as described below, and was driven by the following principal changes:

•Net favorable development of $106 million in long-tail business, primarily from:

•Net favorable development of $67 million in casualty lines, including favorable development of $95 million in accident years 2017 and prior, due to lower than expected loss emergence across primary and excess lines in Continental Europe and U.K., partially offset by adverse development of $28 million in accident years 2018 through 2020, primarily due to higher than expected loss development and corresponding changes in loss development patterns on business in Asia Pacific; and

•Net favorable development of $14 million in financial lines, which is the net result of $104 million favorable reduction in COVID-19 estimates in accident year 2020 and adverse development of $90 million primarily in accident years 2011 through 2020 in D&O on specific claims in Australia and U.K., and adverse professional indemnity development, including medical malpractice, in various regions.

•Net favorable development of $335 million in short-tail business, primarily from:

•Net favorable development of $111 million in accident and health lines in accident years 2019 and 2020, across most regions. Included in the favorable development is a $20 million reduction in COVID-19 estimates in accident year 2020;

•Net favorable development of $71 million in consumer lines in accident years 2019 and 2020, driven by reduced claim frequency in personal automobile and high net worth business;

•Net favorable development of $67 million in property lines across most regions in accident years 2019 and 2020 driven by favorable loss emergence; and

•Net favorable development of $62 million in marine lines in accident years 2018 through 2020, driven by favorable loss development, specific claim reductions, and salvage and subrogation recoveries across all regions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

2020
Overseas General Insurance experienced net favorable PPD of $150 million, which was the net result of several underlying favorable and adverse movements, and was driven by the following principal changes:

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

2019
Overseas General Insurance experienced net favorable PPD of $92 million, representing 0.2 percent of the beginning consolidated net unpaid losses and loss expense reserves.

Global Reinsurance
2021
Global Reinsurance experienced net adverse PPD of $3 million, which was the net result of adverse development of $34 million from property catastrophes losses, primarily Hurricanes Delta, Laura and Sally in 2020, partially offset by other items, none of which is significant individually.

2020
Global Reinsurance experienced net favorable PPD of $29 million, which was the net result of several underlying favorable and adverse movements, none of which is significant individually or in the aggregate.

2019
Global Reinsurance experienced net favorable PPD of $29 million, representing 0.1 percent of the beginning consolidated net unpaid losses and loss expense reserves.

Corporate
2021
Corporate incurred adverse development of $569 million in long-tail lines, driven by the following principal changes:

•Adverse development of $417 million for U.S. child molestation claims, primarily driven by a settlement-in-principle with the BSA regarding molestation claims. Refer to the Molestation claims section below for further information;

•Adverse development of $83 million associated with asbestos and environmental liabilities, generally attributable to certain case specific incurred activity and higher than expected indemnity, expenses and defense costs on a limited number of accounts; and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

•Adverse development of $43 million on unallocated loss adjustment expenses due to run-off operating expenses and $14 million from an increase in the provision for uncollectible reinsurance.

2020
Corporate incurred adverse development of $433 million in long-tail lines, driven by the following principal changes:

•Adverse development of $254 million for U.S. child molestation claims, predominantly reviver statute-related;

•Adverse development of $106 million associated with asbestos and environmental liabilities, generally attributable to certain case specific incurred activity and higher than expected indemnity, expenses and defense costs on a limited number of accounts; and

•Adverse development of $38 million on unallocated loss adjustment expenses due to run-off operating expenses and $27 million from an increase in the provision for uncollectible reinsurance.

2019
Corporate incurred adverse development of $153 million in long-tail lines, representing 0.3 percent of the beginning consolidated net unpaid losses and loss expense reserves.

Molestation claims
Chubb's exposure to molestation claims principally arises out of liabilities acquired when it purchased CIGNA's P&C business in 1999, and Chubb Corp in 2016. The vast majority of the current liability relates to exposure from recently enacted "reviver" legislation in certain states that allow civil claims relating to molestation to be asserted against policyholders that would otherwise be barred by statutes of limitations. These exposures are predominantly included in our inactive run-off operations included in the Corporate segment with an immaterial amount in the North America Commercial P&C segment.

In December 2021, Chubb reached an agreement-in-principle regarding the bankruptcy of the Boy Scouts of America (BSA). Under this agreement, which is contingent on a variety of conditions and court approvals, our inactive run-off company, Century Indemnity Company, and certain active Chubb companies will pay their respective share of $800 million and obtain a broad release for all Chubb companies from BSA-related abuse claims. This liability is included in our Unpaid losses and loss expenses as of December 31, 2021, and is gross of reinsurance recoverable and previously carried reserves, collectively, of $425 million.

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

	Asbestos		Environmental		Total
(in millions of U.S. dollars)	Gross	Net	Gross	Net	Gross	Net
Balance at December 31, 2018	$1,492	$964	$625	$483	$2,117	$1,447
Incurred activity	129	70	46	28	175	98	(1)
Paid activity	(162)	(118)	(142)	(101)	(304)	(219)
Balance at December 31, 2019	1,459	916	529	410	1,988	1,326
Incurred activity	150	90	79	41	229	131	(1)
Paid activity	(258)	(133)	(91)	(72)	(349)	(205)
Balance at December 31, 2020	1,351	873	517	379	1,868	1,252
Incurred activity	96	64	52	40	148	104	(1)
Paid activity	(221)	(137)	(167)	(117)	(388)	(254)
Balance at December 31, 2021	$1,226	$800	$402	$302	$1,628	$1,102
(1)     Excludes unallocated loss expenses and the net activity reflects third-party reinsurance other than the aggregate excess of loss reinsurance provided by National Indemnity Company (NICO) to Westchester Specialty (see Westchester Specialty section below).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The A&E net loss reserves including allocated loss expense reserves and valuation allowance for uncollectible reinsurance at December 31, 2021 and 2020 shown in the table above is comprised of:

	December 31
(in millions of U.S. dollars)	2021	2020
Brandywine operations	$646	$736
Westchester Specialty	100	103
Chubb Corp	286	333
Other, mainly Overseas General Insurance	70	80
Total	$1,102	$1,252

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

Dividend Retention Fund
INA Financial Corporation established and funded a dividend retention fund (the Dividend Retention Fund) consisting of $50 million plus investment earnings. The full balance of the Dividend Retention Fund was contributed to Century as of December 31, 2002. Under the Restructuring Order, while any obligation to maintain the Dividend Retention Fund is in effect, to the extent dividends are paid by INA Holdings Corporation to its parent, INA Financial Corporation, and to the extent INA Financial Corporation then pays such dividends to INA Corporation, a portion of those dividends must be withheld to replenish the principal of the Dividend Retention Fund to $50 million. In 2021 and 2020, $50 million and $250 million, respectively, were withheld from such dividends and deposited into the Dividend Retention Fund as a result of dividends paid up to the INA Corporation. Pursuant to a 2011 amendment to the Restructuring Order, capital contributions from the Dividend Retention Fund to Century are not required until the XOL Agreement has less than $200 million of capacity remaining on an incurred basis for statutory reporting purposes. The amount of the required capital contribution shall be the lesser of the amount necessary to restore the XOL Agreement remaining capacity to $200 million or the Dividend Retention Fund balance. In 2021 and 2020, capital contributions of $18 million and $302 million were made, respectively, from the Dividend Retention Fund to Century. The Dividend Retention Fund may not be terminated without prior written approval from the Pennsylvania Insurance Commissioner.

In 2004, Chubb INA contributed $100 million to Century in exchange for a surplus note. After giving effect to the surplus note, contributions from the Dividend Retention Fund, results from operations and other items impacting statutory surplus, the statutory surplus of Century at December 31, 2021 was $25 million and $745 million in statutory-basis losses have been ceded to the XOL Agreement on an inception-to-date basis. The XOL Agreement statutory-basis remaining limit at December 31,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

2021 is $55 million. Century reports the amount ceded under the XOL Agreement in accordance with statutory accounting principles, which differ from GAAP by, among other things, allowing Century to discount its liabilities, including certain asbestos related and environmental pollution liabilities and Century's reinsurance payable to active companies. For GAAP reporting purposes, intercompany reinsurance recoverables related to the XOL are eliminated upon consolidation.

While Chubb believes it has no legal obligation to fund Century losses above the XOL limit of coverage, Chubb's consolidated results would nevertheless continue to include any losses above the limit of coverage for so long as the Brandywine companies remain consolidated subsidiaries of Chubb.

Certain active Chubb companies are primarily liable for asbestos, environmental, and other exposures that they have reinsured to Century. Accordingly, if Century were to become insolvent and placed into rehabilitation or liquidation, some or all of the recoverables due to these active Chubb companies from Century could become uncollectible. At December 31, 2021 and 2020, the aggregate reinsurance recoverables owed by Century to certain active Chubb companies were approximately $1.8 billion and $1.6 billion, respectively, on an undiscounted basis. Chubb believes the active company intercompany reinsurance recoverables, which relate to direct liabilities payable over many years, are not impaired. At December 31, 2021 and 2020, Century's carried gross reserves (including reserves assumed from the active Chubb companies) were $2.2 billion and $2.1 billion, respectively. Should Century's loss reserves experience adverse development in the future and should Century be placed into rehabilitation or liquidation, the reinsurance recoverables due from Century to certain active Chubb companies would be payable only after the payment in full of certain expenses and liabilities, including administrative expenses and direct policy liabilities. Thus, the intercompany reinsurance recoverables would be at risk to the extent of the shortage of assets remaining to pay these recoverables.

Westchester Specialty – impact of NICO contracts on Chubb’s run-off entities

As part of the Westchester Specialty acquisition in 1998, NICO provided a 75 percent pro-rata share of $1.0 billion of reinsurance protection on losses and loss adjustment expenses incurred on or before December 31, 1996, in excess of a retention of $721 million. At December 31, 2021, the remaining unused incurred limit under the Westchester NICO agreement was $359 million.

8. Taxation

Under Swiss law through December 31, 2021, a resident company is subject to income tax at the federal, cantonal, and communal levels that is levied on net worldwide income. Income attributable to permanent establishments or real estate located abroad is excluded from the Swiss tax base. Furthermore, participation relief (i.e., tax relief) is granted to Chubb Limited at the federal, cantonal, and communal level for qualifying dividend income. Chubb Limited is subject to an annual cantonal and communal capital tax on the taxable equity of Chubb Limited in Switzerland.

Chubb has two Swiss operating subsidiaries, an insurance company, Chubb Insurance (Switzerland) Limited and a reinsurance company, Chubb Reinsurance (Switzerland) Limited. Both are subject to federal, cantonal, and communal income tax and to annual cantonal and communal capital tax.

Under current Bermuda law, Chubb Limited and its Bermuda subsidiaries are not required to pay any taxes on income or capital gains. If a Bermuda law were enacted that would impose taxes on income or capital gains, Chubb Limited and the Bermuda subsidiaries have received written assurances from the Minister of Finance in Bermuda that would exempt such companies from Bermudian taxation until March 2035.

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

Chubb's domestic operations are in Switzerland, the jurisdiction where we are legally organized, incorporated, and registered. As a result of Swiss federal tax reform which was effective in 2020, the tax rate changed from 7.83 percent to 21.2 percent and further changed in 2021 to 19.7 percent due to Cantonal tax rates.

The following table presents pre-tax income and the related provision for income taxes:

	Year Ended December 31
(in millions of U.S. dollars)	2021	2020	2019
Pre-tax income:
Switzerland	$349	$350	$440
Outside Switzerland	9,467	3,812	4,809
Total pre-tax income	$9,816	$4,162	$5,249
Provision for income taxes
Current tax expense:
Switzerland	$65	$52	$29
Outside Switzerland	1,294	876	879
Total current tax expense	1,359	928	908
Deferred tax expense (benefit):
Switzerland	(15)	2	11
Outside Switzerland	(67)	(301)	(124)
Total deferred tax expense (benefit)	(82)	(299)	(113)
Provision for income taxes	$1,277	$629	$795

The most significant jurisdictions contributing to the overall taxation of Chubb are calculated using the following rates in 2021: Switzerland 19.7 percent, U.S. 21.0 percent, U.K. 19.0 percent, and Bermuda 0.0 percent.

The following table presents a reconciliation of the difference between the provision for income taxes and the expected tax provision at the Swiss statutory income tax rate:

	Year Ended December 31
(in millions of U.S. dollars)	2021	2020	2019
Expected tax provision at Swiss statutory tax rate	$1,934	$880	$411
Permanent differences:
Taxes on earnings subject to rate other than Swiss statutory rate	(740)	(337)	376
Tax-exempt interest and dividends received deduction, net of proration	(38)	(41)	(49)
Net withholding taxes	78	67	40
Other	43	60	17
Provision for income taxes	$1,277	$629	$795

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following table presents the components of net deferred tax assets and liabilities:

	December 31
(in millions of U.S. dollars)	2021	2020
Deferred tax assets:
Loss reserve discount	$950	$884
Unearned premiums reserve	544	496
Foreign tax credits	156	222
Provision for uncollectible balances	32	46
Loss carry-forwards	139	123
Debt related amounts	70	69
Compensation related amounts	178	281
Cumulative translation adjustments	28	120
Investments	—	75
Lease liability	111	121
Depreciation	190	—
Total deferred tax assets	2,398	2,437
Deferred tax liabilities:
Deferred policy acquisition costs	679	522
Other intangible assets, including VOBA	1,268	1,425
Un-remitted foreign earnings	121	77
Investments	144	—
Unrealized appreciation on investments	360	957
Depreciation	—	123
Lease right-of-use asset	100	111
Other, net	23	31
Total deferred tax liabilities	2,695	3,246
Valuation allowance	92	83
Net deferred tax liabilities	$(389)	$(892)

The valuation allowance of $92 million and $83 million at December 31, 2021 and 2020, respectively, reflects management's assessment, based on available information, that it is more likely than not that a portion of the deferred tax assets will not be realized due to the inability of certain non-U.S. subsidiaries to generate sufficient taxable income. Adjustments to the valuation allowance are made when there is a change in management's assessment of the amount of deferred tax assets that are realizable.

At December 31, 2021, Chubb has net operating loss carry-forwards of $461 million which, if unused, will expire starting in 2022, and a foreign tax credit carry-forward in the amount of $156 million which, if unused, will expire starting in 2026.

The following table presents a reconciliation of the beginning and ending amount of gross unrecognized tax benefits:

	Year Ended December 31
(in millions of U.S. dollars)	2021	2020
Balance, beginning of year	$76	$47
Additions based on tax positions related to the current year	—	5
Additions based on tax positions related to prior years	7	24
Reductions for settlements with taxing authorities	(19)	—
Balance, end of year	$64	$76

At December 31, 2021 and 2020, the gross unrecognized tax benefits of $64 million and $76 million, respectively, can be reduced by $26 million and $31 million, respectively, associated with foreign tax credits. The net amounts of $38 million and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

$45 million at December 31, 2021 and 2020, respectively, if recognized, would favorably affect the effective tax rate. It is reasonably possible that over the next twelve months, that the amount of unrecognized tax benefits may change further resulting from the re-evaluation of unrecognized tax benefits arising from examinations by taxing authorities and the lapses of statutes of limitations.

Chubb recognizes accruals for interest and penalties, if any, related to unrecognized tax benefits in Income tax expense in the Consolidated statements of operations. Tax-related interest expense and penalties reported in the Consolidated statements of operations were $1 million, $8 million, and $5 million at December 31, 2021, 2020, and 2019, respectively. Liabilities for tax-related interest and penalties in our Consolidated balance sheets were $14 million and $16 million at December 31, 2021 and 2020, respectively.

In March 2017, the IRS commenced its field examination of Chubb Group Holdings’ U.S. Federal income tax returns for 2014 and 2015 which is still ongoing. In July 2020, the IRS commenced its field examination of Chubb Group Holdings' U.S. Federal income tax returns for 2016, 2017 and 2018 which is also still ongoing. No material adjustments have been proposed by the IRS for any year under examination. As a multinational company, we also have examinations under way in several foreign jurisdictions. With few exceptions, Chubb is no longer subject to income tax examinations for years prior to 2011.

The following table summarizes tax years open for examination by major income tax jurisdiction:

At December 31, 2021
Australia	2015	-	2021
Canada	2012	-	2021
France	2019	-	2021
Germany	2015	-	2021
Italy	2011	-	2021
Mexico	2014	-	2021
Spain	2012	-	2021
Switzerland	2016	-	2021
United Kingdom	2015	-	2021
United States	2014	-	2021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

9. Debt

	December 31	December 31
(in millions of U.S. dollars)	2021	2020	Early Redemption Option
Repurchase agreements (weighted average interest rate of 0.2% in 2021 and 0.3% in 2020)	$1,406	$1,405	None
Short-term debt
Chubb INA:
$1,000 million 2.875% senior notes due November 2022	$999	$—	Make-whole premium plus 20 bps
Total short-term debt	$999	$—
Long-term debt
Chubb INA:
$1,000 million 2.875% senior notes due November 2022	$—	$998	Make-whole premium plus 20 bps
$475 million 2.7% senior notes due March 2023	474	474	Make-whole premium plus 10 bps
$700 million 3.35% senior notes due May 2024	698	698	Make-whole premium plus 15 bps
€700 million 0.3% senior notes due December 2024	787	841	Make-whole premium plus 15 bps
$800 million 3.15% senior notes due March 2025	798	797	Make-whole premium plus 15 bps
$1,500 million 3.35% senior notes due May 2026	1,494	1,493	Make-whole premium plus 20 bps
€575 million 0.875% senior notes due June 2027	645	691	Make-whole premium plus 20 bps
€900 million 1.55% senior notes due March 2028	1,009	1,079	Make-whole premium plus 15 bps
$100 million 8.875% debentures due August 2029	100	100	None
€700 million 0.875% senior notes due December 2029	785	840	Make-whole premium plus 20 bps
$1,000 million 1.375% senior notes due September 2030	992	991	Make-whole premium plus 15 bps
€575 million 1.4% senior notes due June 2031	642	687	Make-whole premium plus 25 bps
$200 million 6.8% debentures due November 2031	238	242	Make-whole premium plus 25 bps
$300 million 6.7% senior notes due May 2036	298	298	Make-whole premium plus 20 bps
$800 million 6.0% senior notes due May 2037	936	945	Make-whole premium plus 20 bps
€900 million 2.5% senior notes due March 2038	1,007	1,077	Make-whole premium plus 25 bps
$600 million 6.5% senior notes due May 2038	735	743	Make-whole premium plus 30 bps
$475 million 4.15% senior notes due March 2043	470	470	Make-whole premium plus 15 bps
$1,500 million 4.35% senior notes due November 2045	1,485	1,484	Make-whole premium plus 25 bps
$600 million 2.85% senior notes due December 2051	593	—	Make-whole premium plus 15 bps
$1,000 million 3.05% senior notes due December 2061	983	—	Make-whole premium plus 20 bps
Total long-term debt	$15,169	$14,948
Trust preferred securities
Chubb INA capital securities due April 2030	$308	$308	Redemption prices(1)
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

c) Long-term debt
On November 15, 2021, Chubb INA Holdings Inc. (Chubb INA) issued $600 million of 2.85 percent senior notes due December 2051 and $1,000 million of 3.05 percent senior notes due December 2061. With the exception of the $100 million of 8.875 percent debentures due August 2029, which do not have an early redemption option, the senior notes in the table above are redeemable at any time at Chubb INA's option subject to a “make-whole” premium plus additional basis points as defined in the table above. A "make-whole" premium is the present value of the remaining principal and interest discounted at the applicable U.S. Treasury rate. These debt securities are also redeemable at par plus accrued and unpaid interest in the event of certain changes in tax law.

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

Derivative instruments employed
Chubb maintains positions in derivative instruments such as futures, options, swaps, and foreign currency forward contracts for which the primary purposes are to manage duration and foreign currency exposure, yield enhancement, or to obtain an exposure to a particular financial market. Chubb also maintains positions in convertible securities that contain embedded derivatives. Investment derivative instruments are recorded in either Other assets (OA) or Accounts payable, accrued expenses, and other liabilities (AP); convertible bonds are recorded in Fixed maturities available for sale (FM AFS); and convertible equity securities are recorded in Equity securities (ES) in the Consolidated balance sheets. These are the most numerous and frequent derivative transactions. In addition, Chubb, from time to time, purchases to be announced mortgage-backed securities (TBAs) as part of its investing activities.

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

		December 31, 2021			December 31, 2020
	Consolidated Balance Sheet Location	Fair Value		Notional Value/ Payment Provision	Fair Value		Notional Value/ Payment Provision
		Derivative Asset	Derivative (Liability)		Derivative Asset	Derivative (Liability)
(in millions of U.S. dollars)
Investment and embedded derivative instruments:
Foreign currency forward contracts	OA / (AP)	$25	$(139)	$6,182	$22	$(49)	$2,807
Options/Futures contracts on notes, bonds, and equities	OA / (AP)	33	(27)	12,944	13	(3)	1,749
Convertible securities (1)	FM AFS / ES	11	—	12	9	—	11
		$69	$(166)	$19,138	$44	$(52)	$4,567
Other derivative instruments:
Futures contracts on equities (2)	OA / (AP)	$—	$(16)	$905	$—	$(17)	$709
Other	OA / (AP)	—	—	3	—	—	16
		$—	$(16)	$908	$—	$(17)	$725
GLB (3)	(AP)	$—	$(745)	$1,432	$—	$(1,089)	$1,658
(1)Includes fair value of embedded derivatives.
(2)Related to GMDB and GLB book of business.
(3)Note that the payment provision related to GLB is the net amount at risk. The concept of a notional value does not apply to the GLB reinsurance contracts.

At December 31, 2021 and 2020, net derivative liabilities of $123 million and $30 million, respectively, included in the table above were subject to a master netting agreement. The remaining derivatives included in the table above were not subject to a master netting agreement. The following table presents net realized gains (losses) related to derivative instrument activity in the Consolidated statements of operations:

	Year Ended December 31
(in millions of U.S. dollars)	2021	2020	2019
Investment and embedded derivative instruments:
Foreign currency forward contracts	$(62)	$65	$(79)
Interest rate swaps	—	—	(270)
All other futures contracts, options, and equities	(10)	16	(88)
Convertible securities (1)	—	—	2
Total investment and embedded derivative instruments	$(72)	$81	$(435)
GLB and other derivative instruments:
GLB	$316	$(202)	$(4)
Futures contracts on equities (2)	(202)	(108)	(138)
Other	(8)	1	(8)
Total GLB and other derivative instruments	$106	$(309)	$(150)
	$34	$(228)	$(585)
(1)Includes embedded derivatives.
(2)Related to GMDB and GLB book of business.

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

The price of an option is influenced by the underlying security, level of interest rates, expected volatility, time to expiration, and supply and demand.
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

(iv) TBA
By acquiring TBAs, we make a commitment to purchase a future issuance of mortgage-backed securities. For the period between purchase of the TBAs and issuance of the underlying security, we account for our position as a derivative in the Consolidated Financial Statements. Chubb purchases TBAs, from time to time, both for their total return and for the flexibility they provide related to our mortgage-backed security strategy.

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

	Remaining contractual maturity
	December 31, 2021	December 31, 2020
(in millions of U.S. dollars)	Overnight and Continuous
Collateral held under securities lending agreements:
Cash	$931	$551
U.S. Treasury / Agency	128	148
Non-U.S.	752	1,032
Corporate and asset-backed securities	12	30
Mortgage-backed securities	1	4
Equity securities	7	79
	$1,831	$1,844
Gross amount of recognized liability for securities lending payable	$1,831	$1,844
At December 31, 2021 and 2020, our repurchase agreement obligations of $1,406 million and $1,405 million, respectively, were fully collateralized. In contrast to securities lending programs, the use of cash received is not restricted for the repurchase obligations. The fair value of the underlying securities sold remains in Fixed maturities available for sale, and the repurchase agreement obligation is recorded in Repurchase agreements in the Consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following table presents the carrying value of collateral pledged under repurchase agreements by investment category and remaining contractual maturity of the underlying agreements:

	Remaining contractual maturity
	December 31, 2021			December 31, 2020
	30-90 Days	Greater than 90 Days		30-90 Days	Greater than 90 Days	Total
(in millions of U.S. dollars)			Total
Collateral pledged under repurchase agreements:
Cash	$—	$29	$29	$—	$4	$4
U.S. Treasury / Agency	103	—	103	—	106	106
Mortgage-backed securities	—	1,288	1,288	481	871	1,352
	$103	$1,317	$1,420	$481	$981	$1,462
Gross amount of recognized liabilities for repurchase agreements			$1,406			$1,405
Difference (1)			$14			$57
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

d) Concentrations of credit risk
Our investment portfolio is managed following prudent standards of diversification. Specific provisions limit the allowable holdings of a single issue and issuer. We believe that there are no significant concentrations of credit risk associated with our investments. Our three largest corporate exposures by issuer at December 31, 2021, were Wells Fargo & Co., Bank of America Corp, and JP Morgan Chase & Co. Our largest exposure by industry at December 31, 2021 was financial services.

We market our insurance and reinsurance worldwide primarily through insurance and reinsurance brokers. We assume a degree of credit risk associated with brokers with whom we transact business. Approximately 12 percent of our gross premiums written was generated from or placed by Marsh & McLennan Companies, Inc., for the years ended December 31, 2021, 2020 and 2019. This entity is a large, well-established company, and there are no indications that it is financially troubled at December 31, 2021. No other broker or one insured accounted for more than 10 percent of our gross premiums written for these years.

e) Fixed maturities
At December 31, 2021, we have commitments to purchase fixed income securities of $771 million over the next several years.

At December 31, 2021, we entered into an off-balance sheet agreement with a third party to guarantee that party's commitment to purchase $500 million of a certain portfolio of securities in the event the third party does not purchase the portfolio. Chubb earns a fee on this agreement. The term of the agreement is 90 days and subject to renewal.

f) Other investments
At December 31, 2021, included in Other investments in the Consolidated balance sheet are investments in limited partnerships and partially-owned investment companies with a carrying value of $9.8 billion. In connection with these investments, we have commitments that may require funding of up to $7.2 billion over the next several years. At December 31, 2020, these investments had a carrying value of $6.5 billion with a commitment that may require funding of up to $3.2 billion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

g) Letters of credit
We have access to capital markets and to credit facilities with letter of credit capacity of $3.7 billion with a sub-limit of $1.9 billion for revolving credit. Our existing credit facilities have remaining terms expiring through October 2022. At December 31, 2021, our LOC usage was $1.4 billion.

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

i) Lease commitments
At December 31, 2021 and 2020, the right-of-use asset was $445 million and $473 million, respectively, recorded within Other assets on the Consolidated balance sheets, and the lease liability was $484 million and $517 million, respectively, which was recorded within Accounts payable, accrued expenses, and other liabilities on the Consolidated balance sheets. These leases consist principally of real estate operating leases that are amortized on a straight-line basis over the term of the lease, which expire at various dates. As of December 31, 2021, the weighted average remaining lease term and weighted average discount rate for the operating leases was 4.9 years and 2.1 percent, respectively. Rent expense was $149 million, $152 million, and $171 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Future minimum lease payments under the operating leases are expected to be as follows:

For the years ending December 31
(in millions of U.S. dollars)
Undiscounted cash flows:
2022	$142
2023	117
2024	88
2025	58
2026	51
Thereafter	57
Total undiscounted lease payments	$513
Less: Present value adjustment	29
Net lease liabilities reported as of December 31, 2021	$484

As of December 31, 2021, we entered into an operating lease for office space that is expected to commence in 2023 for 21 years. This lease is not yet recorded on our Consolidated balance sheets and is not included in the total obligations referenced above. The total future cash requirement, undiscounted, is approximately $650 million.

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

Dividend approval
At our May 2021 annual general meeting, our shareholders approved an annual dividend for the following year of up to $3.20 per share, expected to be paid in four quarterly installments of $0.80 per share after the annual general meeting by way of distribution from capital contribution reserves, transferred to free reserves for payment. The Board of Directors (Board) will determine the record and payment dates at which the annual dividend may be paid until the date of the 2022 annual general meeting, and is authorized to abstain from distributing a dividend at its discretion. The first three quarterly installments each of $0.80 per share, have been distributed by the Board as expected.

At our May 2020 and 2019 annual general meetings, our shareholders approved annual dividends for the following year of up to $3.12 per share and $3.00 per share, respectively, which were paid in four quarterly installments of $0.78 per share and $0.75 per share, respectively, at dates determined by the Board after the annual general meeting by way of a distribution from capital contribution reserves, transferred to free reserves for payment.

Dividend distributions
Under Swiss corporate law, dividends must be stated in Swiss francs though dividend payments are made by Chubb in U.S. dollars. We issue dividends without subjecting them to withholding tax by way of distributions from capital contribution reserves and payment out of free reserves.

The following table presents dividend distributions per Common Share in Swiss francs (CHF) and U.S. dollars (USD):

	Year Ended December 31
		2021		2020		2019
	CHF	USD	CHF	USD	CHF	USD
Total dividend distributions per common share	2.88	$3.18	2.89	$3.09	2.94	$2.98

b) Shares issued, outstanding, authorized, and conditional

	Year Ended December 31
	2021	2020	2019
Common Shares authorized and issued, beginning of year	477,605,264	479,783,864	479,783,864
Cancellation of treasury shares	(3,584,150)	(2,178,600)	—
Common Shares authorized and issued, end of year	474,021,114	477,605,264	479,783,864
Common Shares in treasury, beginning of year (at cost)	(26,872,639)	(27,812,297)	(20,580,486)
Net shares issued under employee share-based compensation plans	3,484,487	2,345,208	3,210,427
Shares repurchased	(27,644,500)	(3,584,150)	(10,442,238)
Cancellation of treasury shares	3,584,150	2,178,600	—
Common Shares in treasury, end of year (at cost)	(47,448,502)	(26,872,639)	(27,812,297)
Common Shares outstanding, end of year	426,572,612	450,732,625	451,971,567

Increases in Common Shares in treasury are due to open market repurchases of Common Shares and the surrender of Common Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock and the forfeiture of unvested restricted stock. Decreases in Common Shares in treasury are principally due to grants of restricted stock, exercises of stock options, purchases under the Employee Stock Purchase Plan (ESPP), and share cancellations. At our May 2021 annual general meeting, our shareholders approved the cancellation of 3,584,150 shares purchased under our share repurchase program during 2020. The capital reduction by cancellation of shares was subject to publication requirements and a two-month waiting

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

period in accordance with Swiss law and became effective August 4, 2021. At our May 2020 annual general meeting, our shareholders approved the cancellation of 2,178,600 shares purchased under our share repurchase program during the period beginning September 23, 2019 and ending December 31, 2019. The capital reduction by cancellation of shares was subject to publication requirements and a two-month waiting period in accordance with Swiss law and became effective August 3, 2020. At the Chubb Limited Extraordinary General Meeting of Shareholders, held on November 3, 2021, shareholders approved the cancellation of 14,465,400 shares repurchased under our share repurchase program during the first six months of 2021. The capital reduction by cancellation of shares was subject to publication requirements and a two-month waiting period in accordance with Swiss law and became effective on January 17, 2022.

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

Conditional share capital for bonds and similar debt instruments
Chubb's share capital may be increased through the issuance of a maximum of 33,000,000 fully paid up Common Shares (with a par value of CHF 24.15 as of December 31, 2021) through the exercise of conversion and/or option or warrant rights granted in connection with bonds, notes, or similar instruments, issued or to be issued by Chubb, including convertible debt instruments.

Conditional share capital for employee benefit plans
Chubb's share capital may be increased through the issuance of a maximum of 25,410,929 fully paid up Common Shares (with a par value of CHF 24.15 as of December 31, 2021) in connection with the exercise of option rights granted to any employee of Chubb, director or other person providing services to Chubb.

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

In February 2021, the Board approved an increase to the November 2020 share repurchase program of $1.0 billion to a total of $2.5 billion, effective through December 31, 2021. On July 19, 2021, the Board authorized a one-time incremental share repurchase program of up to $5.0 billion through June 30, 2022, which is the only board authorization currently in effect.

Share repurchases may be in the open market, in privately negotiated transactions, block trades, accelerated repurchases and through option or other forward transactions. The following table presents repurchases of Chubb's Common Shares conducted in a series of open market transactions under the Board authorizations:

	Year Ended December 31			January 1, 2022 through
(in millions of U.S. dollars, except share data)	2021	2020	2019	February 23, 2022
Number of shares repurchased	27,644,500	3,584,150	10,442,238	1,966,600
Cost of shares repurchased	$4,861	$516	$1,531	$405

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

12. Share-based compensation

Chubb has share-based compensation plans which currently provide the Board the ability to grant awards of stock options, restricted stock, and restricted stock units to its employees and members of the Board.

In May 2021, our shareholders approved the Chubb Limited 2016 Long-Term Incentive Plan, as amended and restated (the Amended 2016 LTIP). Under the Amended 2016 LTIP, Common Shares of Chubb are authorized to be issued pursuant to awards including stock options, stock appreciation rights, performance shares, performance units, restricted stock, and restricted stock units.

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

Under the Amended 2016 LTIP, 32,900,000 Common Shares are authorized to be issued (which includes all shares available for delivery since the establishment of the Chubb Limited 2016 Long-Term Incentive Plan in 2016). This is in addition to any shares subject to awards outstanding under the ACE Limited 2004 Long-Term Incentive Plan (2004 LTIP) immediately prior to the effective date of the Amended 2016 LTIP that are forfeited, expired or canceled after such effective date without delivery of shares (or which result in forfeiture of shares back to Chubb). At December 31, 2021, a total of 18,040,720 shares remain available for future issuance under the Amended 2016 LTIP, which includes shares forfeited, expired or canceled relating to grants under the 2004 LTIP.

Under the Employee Stock Purchase Plan (ESPP), 6,500,000 shares are authorized to be issued.  At December 31, 2021, a total of 1,086,822 shares remain available for issuance under the ESPP.

Chubb generally issues Common Shares for the exercise of stock options, restricted stock, and purchases under the ESPP from Common Shares in treasury.

The following table presents pre-tax and after-tax share-based compensation expense:

	Year Ended December 31
(in millions of U.S. dollars)	2021	2020	2019
Stock options and shares issued under ESPP:
Pre-tax	$55	$45	$42
After-tax (1)	$36	$38	$39
Restricted stock:
Pre-tax	$210	$210	$224
After-tax (1)	$164	$164	$180
(1)The windfall tax benefit recorded to Income tax expense in the Consolidated statement of operations was $19 million, $10 million, and $12 million for the years ended December 31, 2021, 2020, and 2019, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Unrecognized compensation expense related to the unvested portion of Chubb's employee share-based awards of restricted stock, restricted stock units, and stock options was $263 million at December 31, 2021 and is expected to be recognized over a weighted-average period of approximately 1.5 years.

Stock options
Both incentive and non-qualified stock options are principally granted at an option price per share equal to the grant date fair value of Chubb's Common Shares. Stock options are generally granted with a 3-year vesting period and a 10-year term. Stock options vest in equal annual installments over the respective vesting period, which is also the requisite service period.

Chubb's 2021 share-based compensation expense includes a portion of the cost related to the 2018 through 2021 stock option grants. Stock option fair value was estimated on the grant date using the Black-Scholes option-pricing model that uses the weighted-average assumptions noted below:

	Year Ended December 31
	2021	2020	2019
Dividend yield	1.9%	2.1%	2.2%
Expected volatility	26.0%	18.0%	16.0%
Risk-free interest rate	1.0%	1.2%	2.6%
Expected life	5.8 years	5.7 years	5.7 years

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time from grant to exercise date) is estimated using the historical exercise behavior of employees. The expected volatility is calculated as a blend of (a) historical volatility based on daily closing prices over a period equal to the expected life assumption and (b) implied volatility derived from Chubb's publicly traded options.

The following table presents a roll-forward of Chubb's stock options:

(Intrinsic Value in millions of U.S. dollars)	Number of Options	Weighted-Average Exercise Price	Weighted-Average Fair Value	Total Intrinsic Value
Options outstanding, December 31, 2018	11,007,722	$108.25
Granted	2,073,940	$133.90	$18.76
Exercised	(1,944,604)	$84.13		$122
Forfeited and expired	(251,801)	$136.87
Options outstanding, December 31, 2019	10,885,257	$116.79
Granted	1,958,279	$150.10	$19.89
Exercised	(1,158,633)	$86.90		$76
Forfeited and expired	(206,720)	$138.77
Options outstanding, December 31, 2020	11,478,183	$125.09
Granted	1,805,234	$164.89	$33.05
Exercised	(2,284,795)	$112.12		$140
Forfeited and expired	(236,135)	$150.16
Options outstanding, December 31, 2021	10,762,487	$133.94		$639
Options exercisable, December 31, 2021	7,278,516	$124.03		$504

The weighted-average remaining contractual term was 5.9 years for stock options outstanding and 4.7 years for stock options exercisable at December 31, 2021. Cash received from the exercise of stock options for the year ended December 31, 2021 was $253 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Restricted stock and restricted stock units
Grants of restricted stock and restricted stock units awarded under the Amended 2016 LTIP typically have a 4-year vesting period, subject to vesting as to one-quarter of the award each anniversary of grant. Restricted stock and restricted stock units are principally granted at market close price on the day of grant. Each restricted stock unit represents our obligation to deliver to the holder one Common Share upon vesting.

Chubb also grants restricted stock awards to non-management directors which vest at the following year's annual general meeting.

Chubb's 2021 share-based compensation expense includes a portion of the cost related to the restricted stock granted in the years 2017 through 2021.

The following table presents a roll-forward of our restricted stock awards. Included in the roll-forward below are 15,586 restricted stock awards, 27,679 restricted stock awards, and 19,019 restricted stock awards that were granted to non-management directors during the years ended December 31, 2021, 2020, and 2019, respectively:

	Service-based Restricted Stock Awards and Restricted Stock Units		Performance-based Restricted Stock Awards and Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested restricted stock, December 31, 2018	3,294,849	$134.17	911,230	$127.27
Granted	1,492,900	$134.38	212,059	$133.90
Vested	(1,292,864)	$129.18	(196,640)	$115.62
Forfeited	(200,875)	$135.98	(50,437)	$132.36
Unvested restricted stock, December 31, 2019	3,294,010	$136.20	876,212	$131.16
Granted	1,425,667	$148.56	186,291	$151.14
Vested	(1,304,308)	$134.02	(490,185)	$125.66
Forfeited	(152,074)	$140.72	—	$—
Unvested restricted stock, December 31, 2020	3,263,295	$142.32	572,318	$142.38
Granted	1,288,042	$165.32	294,315	$164.75
Vested	(1,283,185)	$140.62	(169,442)	$143.07
Forfeited	(216,341)	$150.19	—	$—
Unvested restricted stock, December 31, 2021	3,051,811	$152.19	697,191	$151.74

Prior to 2009, legacy ACE granted restricted stock units with a 1-year vesting period to non-management directors. Delivery of Common Shares on account of these restricted stock units to non-management directors is deferred until after the date of the non-management directors' termination from the Board. Legacy Chubb Corp historically allowed directors and certain key employees of Chubb Corp and its subsidiaries to defer a portion of their compensation earned with respect to services performed in the form of deferred stock units. In addition, legacy Chubb Corp provided supplemental retirement benefits for certain employees through its Defined Contribution Excess Benefit Plan in the form of deferred shares of stock. The minimum vesting period under these legacy Chubb Corp deferred plans was 1-year and the maximum was 3-years. Employees and directors had the option to elect to receive their awards at a future specified date or upon their termination of service with Chubb. At December 31, 2021, there were 139,587 deferred restricted stock units.

ESPP
The ESPP gives participating employees the right to purchase Common Shares through payroll deductions during consecutive subscription periods at a purchase price of 85 percent of the fair value of a Common Share on the exercise date (Purchase Price). Annual purchases by participants are limited to the number of whole shares that can be purchased by an amount equal to ten percent of the participant's compensation or $25,000, whichever is less. The ESPP has two six-month subscription periods each year, the first of which runs between January 1 and June 30 and the second of which runs between July 1 and December 31. The amounts collected from participants during a subscription period are used on the exercise date to purchase

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

full shares of Common Shares. An exercise date is generally the last trading day of a subscription period. The number of shares purchased is equal to the total amount, at the exercise date, collected from the participants through payroll deductions for that subscription period, divided by the Purchase Price, rounded down to the next full share. Participants may withdraw from an offering before the exercise date and obtain a refund of amounts withheld through payroll deductions. Pursuant to the provisions of the ESPP, during the years ended December 31, 2021, 2020, and 2019, employees paid $47 million, $45 million, and $41 million to purchase 315,405 shares, 383,751 shares, and 321,800 shares, respectively.

13. Postretirement benefits

Chubb provides postretirement benefits to eligible employees and their dependents through various defined contribution plans sponsored by Chubb. In addition, for certain employees, Chubb sponsors other postretirement benefit plans, and prior to 2020, Chubb sponsored defined benefit pension plans.
Defined contribution plans (including 401(k))
Under these plans, employees' contributions may be supplemented by Chubb matching contributions based on the level of employee contribution. These contributions are invested at the election of each employee in one or more of several investment portfolios offered by a third-party investment advisor. Expenses for these plans totaled $214 million, $211 million, and $171 million for the years ended December 31, 2021, 2020, and 2019, respectively.

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

Other postretirement benefit plans
Our assumption of Chubb Corp's other postretirement benefit plans, principally healthcare and life insurance, covers retired employees, their beneficiaries, and covered dependents. Healthcare coverage is contributory. Retiree contributions vary based upon the retiree’s age, type of coverage, and years of service requirements. Life insurance coverage is non-contributory. Chubb funds a portion of the healthcare benefits obligation where such funding can be accomplished on a tax-effective basis. Benefits are paid as covered expenses are incurred. We use December 31 as the measurement date for our postretirement benefit plans.

Amendments to U.S. qualified and excess pension plans and U.S. retiree healthcare plan
In 2016, we harmonized and amended several of our U.S. retirement programs to create a unified retirement savings program. In 2020, we transitioned from a traditional defined benefit pension program that had been in effect for certain employees to a defined contribution program. Additionally, after 2025, we plan to eliminate a subsidized U.S. retiree healthcare and life insurance plan that is currently in place for certain employees. Both amendments required a remeasurement of the plan assets and benefit obligations with updated assumptions, including discount rates and the expected return on assets. The amendment of the retiree healthcare plan resulted in a reduction in the obligation of $383 million, of which $410 million was amortized as a reduction to expense through June 2021 as it relates to benefits already accrued. For the years ended December 31, 2021, 2020, and 2019, $26 million, $79 million, and $79 million, respectively, were amortized as a reduction to expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Obligations and funded status
The funded status of the pension and other postretirement benefit plans as well as the amounts recognized in the Consolidated balance sheets and Accumulated other comprehensive income at December 31, 2021 and 2020 was as follows:

	Pension Benefit Plans				Other Postretirement Benefit Plans
	2021		2020		2021	2020
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
(in millions of U.S. dollars)
Benefit obligation, beginning of year	$3,967	$1,199	$3,569	$1,042	$86	$103
Service cost	—	4	—	4	1	1
Interest cost	70	19	99	22	1	2
Actuarial loss (gain)	(161)	(47)	441	135	(10)	1
Benefits paid	(133)	(33)	(127)	(31)	(15)	(20)
Curtailments	—	—	—	(2)	—	—
Settlements	(11)	—	(15)	—	—	—
Foreign currency revaluation and other	—	(20)	—	29	(1)	(1)
Benefit obligation, end of year	$3,732	$1,122	$3,967	$1,199	$62	$86
Plan assets at fair value, beginning of year	$3,739	$1,284	$3,301	$1,141	$120	$152
Actual return on plan assets	543	83	563	126	(1)	6
Employer contributions	13	8	17	19	15	1
Benefits paid	(133)	(33)	(127)	(31)	(15)	(39)
Settlements	(11)	—	(15)	—	—	—
Foreign currency revaluation and other	—	(24)	—	29	—	—
Plan assets at fair value, end of year	$4,151	$1,318	$3,739	$1,284	$119	$120
Funded status at end of year	$419	$196	$(228)	$85	$57	$34
Amounts recognized in the Consolidated balance sheets:
Assets	$492	$214	$—	$85	$77	$34
Liabilities	(73)	(18)	(228)	—	(20)	—
Total	$419	$196	$(228)	$85	$57	$34
Amounts recognized in Accumulated other comprehensive income, pre-tax, not yet recognized in net periodic cost (benefit):
Net actuarial loss (gain)	$(375)	$73	$78	$163	$(10)	$(5)
Prior service cost (benefit)	—	9	—	9	(5)	(31)
Total	$(375)	$82	$78	$172	$(15)	$(36)

For the U.S. pension plans, the $161 million actuarial gain and $441 million actuarial loss experienced in 2021 and 2020, respectively, were principally driven by the change in the discount rates.
The accumulated benefit obligation for the pension benefit plans was $4.8 billion and $5.1 billion at December 31, 2021 and 2020, respectively. The accumulated benefit obligation is the present value of pension benefits earned as of the measurement date based on employee service and compensation prior to that date. It differs from the pension (projected) benefit obligation in the table above in that the accumulated benefit obligation includes no assumptions regarding future compensation levels.

Chubb’s funding policy is to contribute amounts that meet regulatory requirements plus additional amounts determined based on actuarial valuations, market conditions and other factors. All benefit plans satisfy minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following table provides information on pension plans where the benefit obligation is in excess of plan assets at December 31, 2021 and 2020:

	2021		2020
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
(in millions of U.S. dollars)
Plans with projected benefit obligation in excess of plan assets:
Projected benefit obligation	$73	$418	$3,967	$629
Fair value of plan assets	—	400	3,739	568
Net funded status	$(73)	$(18)	$(228)	$(61)
Plans with accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	$73	$380	$3,967	$593
Fair value of plan assets	$—	$367	$3,739	$565

For other postretirement benefit plans with an accumulated benefit obligation in excess of plan assets, the accumulated benefit obligation was $20 million and $23 million at December 31, 2021 and 2020, respectively. These plans have no plan assets.

At December 31, 2021, we estimate that we will contribute $17 million to the pension plans and $1 million to the other postretirement benefits plan in 2022. The estimate is subject to change due to contribution decisions that are affected by various factors including our liquidity, market performance and management discretion.

At December 31, 2021, our estimated expected future benefit payments are as follows:

	Pension Benefit Plans		Other Postretirement Benefit Plans
For the years ending December 31	U.S. Plans	Non-U.S. Plans
(in millions of U.S. dollars)
2022	$168	$30	$19
2023	173	30	15
2024	177	30	11
2025	182	32	6
2026	185	33	1
2027-2031	964	193	5

The weighted-average assumptions used to determine the projected benefit obligation were as follows:

	Pension Benefit Plans
	U.S. Plans	Non-U.S. Plans	Other Postretirement Benefit Plans

December 31, 2021
Discount rate	2.75%	2.23%	2.06%
Rate of compensation increase (1)	N/A	3.63%	N/A
Interest crediting rate	4.10%
December 31, 2020
Discount rate	2.32%	1.80%	1.36%
Rate of compensation increase (1)	N/A	3.24%	N/A
Interest crediting rate	4.10%
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

The components of net pension and other postretirement benefit costs (benefits) reflected in Net income and other changes in plan assets and benefit obligations recognized in other comprehensive income were as follows:

	Pension Benefit Plans						Other Postretirement Benefit Plans
	U.S. Plans			Non-U.S. Plans
Year Ended December 31	2021	2020	2019	2021	2020	2019	2021	2020	2019
(in millions of U.S. dollars)
Costs reflected in Net income, pre-tax:
Service cost	$—	$—	$49	$4	$4	$11	$1	$1	$—
Non-service cost (benefit):
Interest cost	70	99	118	19	22	27	1	2	4
Expected return on plan assets	(255)	(224)	(189)	(44)	(41)	(45)	(1)	(5)	(4)
Amortization of net actuarial loss	—	—	—	4	2	3	—	—	—
Amortization of prior service cost	—	—	—	—	—	—	(26)	(83)	(84)
Curtailments	—	—	—	—	(1)	(1)	—	—	—
Settlements	3	3	2	—	—	1	—	—	—
Total non-service cost (benefit)	(182)	(122)	(69)	(21)	(18)	(15)	(26)	(86)	(84)
Net periodic benefit cost (benefit)	$(182)	$(122)	$(20)	$(17)	$(14)	$(4)	$(25)	$(85)	$(84)
Changes in plan assets and benefit obligations recognized in other comprehensive income
Net actuarial loss (gain)	$(450)	$102	$(4)	$(86)	$56	$6	$(5)	$(2)	$(2)
Prior service cost (benefit)	—	—	—	—	—	1	—	—	—
Amortization of net actuarial loss	—	—	—	(4)	(2)	(3)	—	—	—
Amortization of prior service cost	—	—	—	—	(1)	—	26	83	84
Curtailments	—	—	—	—	(1)	(3)	—	—	—
Settlements	(3)	(3)	(2)	—	—	(1)	—	—	—
Total decrease (increase) in other comprehensive income, pre-tax	$(453)	$99	$(6)	$(90)	$52	$—	$21	$81	$82

The line items in which the service cost and non-service cost (benefit) components of net periodic benefit cost (benefit) are included in the Consolidated statements of operations were as follows:

	Pension Benefit Plans			Other Postretirement Benefit Plans
Year Ended December 31	2021	2020	2019	2021	2020	2019
(in millions of U.S. dollars)
Service cost:
Losses and loss expenses	$—	$—	$6	$—	$—	$—
Administrative expenses	4	4	54	1	1	—
Total service cost	4	4	60	1	1	—
Non-service cost (benefit):
Losses and loss expenses	(18)	(12)	(7)	(3)	(9)	(8)
Administrative expenses	(185)	(128)	(77)	(23)	(77)	(76)
Total non-service cost (benefit)	(203)	(140)	(84)	(26)	(86)	(84)
Net periodic benefit cost (benefit)	$(199)	$(136)	$(24)	$(25)	$(85)	$(84)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The weighted-average assumptions used to determine the net periodic pension and other postretirement benefit costs were as follows:

	Pension Benefit Plans
	U.S. Plans	Non-U.S. Plans	Other Postretirement Benefit Plans
Year Ended December 31
2021
Discount rate in effect for determining service cost	N/A	5.58%	2.53%
Discount rate in effect for determining interest cost	1.81%	1.57%	1.23%
Rate of compensation increase	N/A	3.24%	N/A
Expected long-term rate of return on plan assets	7.00%	3.37%	1.00%
Interest crediting rate	4.10%	N/A	N/A
2020
Discount rate in effect for determining service cost	N/A	6.04%	3.00%
Discount rate in effect for determining interest cost	2.85%	2.24%	2.64%
Rate of compensation increase	N/A	3.26%	N/A
Expected long-term rate of return on plan assets	7.00%	3.83%	3.00%
Interest crediting rate	4.10%	N/A	N/A
2019
Discount rate in effect for determining service cost	4.23%	4.48%	4.04%
Discount rate in effect for determining interest cost	3.94%	2.88%	3.69%
Rate of compensation increase	4.00%	3.37%	N/A
Expected long-term rate of return on plan assets	7.00%	4.40%	3.00%
Interest crediting rate	4.10%	N/A	N/A

The weighted-average healthcare cost trend rate assumptions used to measure the expected cost of healthcare benefits were as follows:

	U.S. Plans			Non-U.S. Plans
	2021	2020	2019	2021	2020	2019
Healthcare cost trend rate	5.59%	5.96%	6.32%	5.26%	5.04%	5.24%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%	4.50%	4.00%	4.00%	4.00%
Year that the rate reaches the ultimate trend rate	2038	2038	2038	2040	2040	2040

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

December 31, 2021	Pension Benefit Plans
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
U.S. Plans:
Short-term investments	$33	$—	$—	$33
U.S. Treasury / Agency	380	92	—	472
Non-U.S. and corporate bonds	—	923	—	923
Municipal	—	4	—	4
Equity securities	1,871	—	1	1,872
Investment derivative instruments	3	—	—	3
Total U.S. Plan assets (1)	$2,287	$1,019	$1	$3,307
Non-U.S. Plans:
Short-term investments	$5	$—	$—	$5
Non-U.S. and corporate bonds	—	679	—	679
Equity securities	153	291	—	444
Total Non-U.S. Plan assets (1)	$158	$970	$—	$1,128
(1)Excluded from the table above are $542 million and $175 million of other investments related to the U.S. Plans and Non-U.S. Plans, respectively, limited partnerships of $175 million and $15 million in U.S. Plans and Non-U.S. Plans, respectively, measured using NAV as a practical expedient, and $127 million in cash and accrued income related to the U.S. Plans.

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

The other postretirement benefit plan had $119 million and $120 million of other investments measured using NAV as a practical expedient at December 31, 2021 and 2020, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

14. Other income and expense

	Year Ended December 31
(in millions of U.S. dollars)	2021	2020	2019
Equity in net income of partially-owned entities (1)	$2,433	$1,019	$617
Gains (losses) from fair value changes in separate account assets (2)	(8)	58	44
Federal excise and capital taxes	(19)	(22)	(23)
Other	(41)	(61)	(42)
Total	$2,365	$994	$596
(1)     Equity in net income of partially-owned entities includes $233 million, $167 million, and $74 million attributable to our investments in Huatai (Huatai Group, Huatai P&C, and Huatai Life) for the years ended December 31, 2021, 2020, and 2019, respectively.
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

•The North America Commercial P&C Insurance segment provides both commercial and consumer P&C products and services. This segment includes the business written by Chubb divisions that provide P&C insurance and services to large, middle market and small commercial businesses in the U.S., Canada, and Bermuda. This segment includes our retail divisions: Major Accounts, Commercial Insurance, including Small Commercial Insurance; and our wholesale and specialty divisions: Westchester and Chubb Bermuda. These divisions write a variety of coverages, including property, casualty, workers’ compensation, package policies, risk management, financial lines, marine, construction, environmental, medical risk, cyber risk, surety, and excess casualty; as well as group A&H insurance.

•The North America Personal P&C Insurance segment includes the business written by Chubb Personal Risk Services division, which includes high net worth personal lines business, with operations in the U.S. and Canada. This segment provides affluent and high net worth individuals and families with homeowners, high value automobile and collector cars, valuable articles (including fine arts), personal and excess liability, travel insurance, and recreational marine insurance and services.

•The North America Agricultural Insurance segment includes the business written by Rain and Hail Insurance Service, Inc. in the U.S. and Canada, which provides comprehensive multiple peril crop insurance (MPCI) and crop-hail insurance, and Chubb Agribusiness, which offers farm and ranch property as well as specialty P&C coverages, including commercial agriculture products.

•The Overseas General Insurance segment includes the business written by two Chubb divisions that provides both commercial and consumer P&C insurance and services in the 51 countries and territories outside of North America where the company operates. Chubb International, our retail division, provides commercial P&C, A&H and traditional and specialty personal lines for large corporations, middle markets and small customers through retail brokers, agents and other channels locally around the world. CGM provides commercial P&C excess and surplus lines wholesale business and A&H through wholesale brokers in the London market and through Lloyd’s. These divisions write a variety of coverages, including

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

traditional commercial P&C, specialty categories such as financial lines, marine, energy, aviation, political risk and construction, as well as group A&H and traditional and specialty personal lines.

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

•The Life Insurance segment includes our international life operations written by Chubb Life and Chubb Tempest Life Re, and the North American supplemental A&H and life business of Combined Insurance.

Corporate primarily includes the results of all run-off A&E exposures, run-off Brandywine business, Westchester specialty operations for 1996 and prior years, and certain other run-off exposures, including molestation claims. In addition, Corporate includes the results of our non-insurance companies including Chubb Limited, Chubb Group Management and Holdings Ltd., and Chubb INA Holdings Inc. Our exposure to A&E and molestation claims principally arises out of liabilities acquired when we purchased Westchester Specialty in 1998, CIGNA’s P&C business in 1999, and Chubb Corp in 2016.

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

•Policy benefits include fair value changes on separate accounts that do not qualify for separate accounting under U.S. GAAP. These gains and losses have been reclassified from Other (income) expense. We view gains and losses from fair value changes in both separate account assets and liabilities as part of the results of our underwriting operations, and therefore these gains and losses are reclassified to policy benefits.

•Net investment income includes investment income reclassified from Other (income) expense related to partially-owned investment companies (private equity partnerships) where our ownership interest is in excess of three percent. We view investment income from these equity-method private equity partnerships as net investment income for segment reporting purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following tables present the Statement of Operations by segment:

For the Year Ended December 31, 2021 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Segment Measure Reclass	Chubb Consolidated
Net premiums written	$16,415	$5,002	$2,388	$10,713	$873	$2,477	$—	$—	$37,868
Net premiums earned	15,461	4,915	2,338	10,441	798	2,402	—	—	36,355
Losses and loss expenses	10,015	2,924	1,962	5,143	632	740	572	(8)	21,980
Policy benefits	—	—	—	—	—	707	—	(8)	699
Policy acquisition costs	2,082	1,001	124	2,799	200	712	—	—	6,918
Administrative expenses	1,052	276	(3)	1,078	35	333	365	—	3,136
Underwriting income (loss)	2,312	714	255	1,421	(69)	(90)	(937)	16	3,622
Net investment income (loss)	2,078	249	28	597	331	407	(55)	(179)	3,456
Other (income) expense	31	(2)	1	—	—	(106)	(2,118)	(171)	(2,365)
Amortization expense of purchased intangibles	—	10	26	48	—	5	198	—	287
Segment income	$4,359	$955	$256	$1,970	$262	$418	$928	$8	$9,156
Net realized gains (losses)							1,160	(8)	1,152
Interest expense							492	—	492
Income tax expense							1,277	—	1,277
Net income							$319	$—	$8,539

For the Year Ended December 31, 2020 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Segment Measure Reclass	Chubb Consolidated
Net premiums written	$14,474	$4,920	$1,846	$9,335	$731	$2,514	$—	$—	$33,820
Net premiums earned	13,964	4,866	1,822	9,285	698	2,482	—	—	33,117
Losses and loss expenses	10,129	3,187	1,544	5,255	435	724	435	1	21,710
Policy benefits	—	—	—	—	—	726	—	58	784
Policy acquisition costs	1,942	974	123	2,568	174	766	—	—	6,547
Administrative expenses	1,006	270	9	1,034	37	320	303	—	2,979
Underwriting income (loss)	887	435	146	428	52	(54)	(738)	(59)	1,097
Net investment income (loss)	2,061	260	30	534	307	385	(87)	(115)	3,375
Other (income) expense	23	5	1	13	2	(74)	(791)	(173)	(994)
Amortization expense of purchased intangibles	—	11	27	45	—	4	203	—	290
Segment income (loss)	$2,925	$679	$148	$904	$357	$401	$(237)	$(1)	$5,176
Net realized gains (losses)							(499)	1	(498)
Interest expense							516	—	516
Income tax expense							629	—	629
Net income (loss)							$(1,881)	$—	$3,533

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

For the Year Ended December 31, 2019 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Segment Measure Reclass	Chubb Consolidated
Net premiums written	$13,375	$4,787	$1,810	$9,262	$649	$2,392	$—	$—	$32,275
Net premiums earned	12,922	4,694	1,795	8,882	654	2,343	—	—	31,290
Losses and loss expenses	8,206	3,043	1,616	4,606	352	757	158	(8)	18,730
Policy benefits	—	—	—	—	—	696	—	44	740
Policy acquisition costs	1,831	948	84	2,501	169	620	—	—	6,153
Administrative expenses	1,028	286	6	1,033	35	323	319	—	3,030
Underwriting income (loss)	1,857	417	89	742	98	(53)	(477)	(36)	2,637
Net investment income (loss)	2,109	258	30	588	279	373	(125)	(86)	3,426
Other (income) expense	24	3	1	12	1	(48)	(459)	(130)	(596)
Amortization expense of purchased intangibles	—	12	28	45	—	2	218	—	305
Segment income (loss)	$3,942	$660	$90	$1,273	$376	$366	$(361)	$8	$6,354
Net realized gains (losses) including OTTI							(522)	(8)	(530)
Interest expense							552	—	552
Chubb integration expenses							23	—	23
Income tax expense							795	—	795
Net income (loss)							$(2,253)	$—	$4,454
Underwriting assets are reviewed in total by management for purposes of decision-making. Other than Unpaid losses and loss expenses, Future policy benefits, Reinsurance recoverables, Goodwill and Other intangible assets, Chubb does not allocate assets to its segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following table presents net premiums earned for each segment by line of business:

	For the Year Ended December 31
(in millions of U.S. dollars)	2021	2020	2019
North America Commercial P&C Insurance
Property & other short-tail lines	$2,942	$2,423	$1,987
Casualty & all other	11,905	10,812	10,136
A&H	614	729	799
Total North America Commercial P&C Insurance	15,461	13,964	12,922
North America Personal P&C Insurance
Personal automobile	781	822	829
Personal homeowners	3,384	3,327	3,183
Personal other	750	717	682
Total North America Personal P&C Insurance	4,915	4,866	4,694
North America Agricultural Insurance	2,338	1,822	1,795
Overseas General Insurance
Property & other short-tail lines	3,105	2,468	2,244
Casualty & all other	3,114	2,738	2,494
Personal lines	2,109	1,981	1,896
A&H	2,113	2,098	2,248
Total Overseas General Insurance	10,441	9,285	8,882
Global Reinsurance
Property	151	104	131
Property catastrophe	190	173	142
Casualty & all other	457	421	381
Total Global Reinsurance	798	698	654
Life Insurance
Life	1,320	1,317	1,101
A&H	1,082	1,165	1,242
Total Life Insurance	2,402	2,482	2,343
Total net premiums earned	$36,355	$33,117	$31,290

The following table presents net premiums earned by geographic region. Allocations have been made on the basis of location of risk:

	North America	Europe (1)	Asia Pacific / Japan	Latin America
2021	70%	12%	12%	6%
2020	70%	11%	12%	7%
2019	70%	11%	12%	7%
(1)     Europe includes Middle East and Africa regions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

16. Earnings per share

	Year Ended December 31
(in millions of U.S. dollars, except share and per share data)	2021	2020	2019
Numerator:
Net income	$8,539	$3,533	$4,454
Denominator:
Denominator for basic earnings per share:
Weighted-average shares outstanding	439,968,422	451,602,820	455,910,463
Denominator for diluted earnings per share:
Share-based compensation plans	3,228,856	1,838,692	3,004,200
Weighted-average shares outstanding and assumed conversions	443,197,278	453,441,512	458,914,663
Basic earnings per share	$19.41	$7.82	$9.77
Diluted earnings per share	$19.27	$7.79	$9.71
Potential anti-dilutive share conversions	1,532,066	6,811,966	2,410,337

Excluded from weighted-average shares outstanding and assumed conversions is the impact of securities that would have been anti-dilutive during the respective years. These securities consisted of stock options in which the underlying exercise prices were greater than the average market prices of our Common Shares. Refer to Note 12 for additional information on stock options.

17. Related party transactions

Starr Indemnity & Liability Company and its affiliates (collectively, Starr)
We have agency, claims services and underwriting services agreements with Starr, the Chairman of which is related to a member of our senior management team. The Board has reviewed and approved our arrangements with Starr. We have agency, claims services and underwriting services agreements with various Starr subsidiaries. Under the agency agreement, we secure the ability to sell our insurance policies through Starr as one of our non-exclusive agents for writing policies, contracts, binders, or agreements of insurance or reinsurance. Under the claims services agreements, Starr adjusts the claims under policies and arranges for third party treaty and facultative agreements covering such policies. Under the underwriting services agreements, Starr underwrites insurance policies on our behalf and we agree to reinsure such policies to Starr under quota share reinsurance agreements.

The agency agreement also contains a profit-sharing arrangement based on loss ratios, triggered if Starr underwrites a minimum of $20 million of annual program business net premiums written on our behalf. No profit share commission has been payable yet under this arrangement. Transactions generated under Starr agreements were as follows:

	Year Ended December 31
(in millions of U.S. dollars)	2021	2020	2019
Consolidated statement of operations
Gross premiums written	$592	$507	$394
Ceded premiums written	$321	$253	$207
Commissions paid	$114	$97	$77
Commissions received	$73	$59	$46
Losses and loss expenses	$157	$170	$185
Consolidated balance sheets
Reinsurance recoverable on losses and loss expenses	$516	$432
Ceded reinsurance premium payable	$88	$80

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

ABR Re
At December 31, 2021, we own 17.1 percent of the common equity of ABR Reinsurance Capital Holdings Ltd. and warrants to acquire 0.5 percent of additional equity. ABR Reinsurance Capital Holdings Ltd., is the parent company of ABR Reinsurance Ltd. (ABR Re), an independent reinsurance company. Through long-term arrangements, Chubb will be the sole source of reinsurance risks ceded to ABR Re, and BlackRock, Inc. will be ABR Re’s exclusive investment management service provider. As an investor, Chubb is expected to benefit from underwriting profit generated by ABR Re’s reinsuring a wide range of Chubb’s primary insurance business and the income and capital appreciation BlackRock, Inc. seeks to deliver through its investment management services. In addition, Chubb has entered into an arrangement with BlackRock, Inc. under which both Chubb and BlackRock, Inc. will be entitled to an equal share of the aggregate amount of certain fees, including underwriting and investment management performance related fees, in connection with their respective reinsurance and investment management arrangements with ABR Re. In connection with this arrangement with BlackRock, Inc., we recorded income of $11 million in 2021, which is recorded in Other (income) expense on the Consolidated statements of operations.

ABR Re is a variable interest entity; however, Chubb is not the primary beneficiary and does not consolidate ABR Re because Chubb does not have the power to control and direct ABR Re’s most significant activities, including investing and underwriting. Our ownership interest is accounted for under the equity method of accounting. Chubb cedes premiums to ABR Re and recognizes the associated commissions.

Transactions generated under ABR Re agreements were as follows:

	Year Ended December 31
(in millions of U.S. dollars)	2021	2020	2019
Consolidated statement of operations
Ceded premiums written	$442	$350	$321
Commissions received	$133	$100	$92
Consolidated balance sheets
Reinsurance recoverable on losses and loss expenses	$963	$806
Ceded reinsurance premium payable	$107	$67

18. Statutory financial information

Our subsidiaries file financial statements prepared in accordance with statutory accounting practices prescribed or permitted by insurance regulators. Statutory accounting differs from GAAP in the reporting of certain reinsurance contracts, investments, subsidiaries, acquisition expenses, fixed assets, deferred income taxes, and certain other items. Some jurisdictions impose complex regulatory requirements on insurance companies while other jurisdictions impose fewer requirements. In some jurisdictions, we must obtain licenses issued by governmental authorities to conduct local insurance business. These licenses may be subject to reserves and minimum capital and solvency tests. Jurisdictions may impose fines, censure, and/or criminal sanctions for violation of regulatory requirements. The 2021 amounts below are based on estimates.

Chubb's insurance and reinsurance subsidiaries are subject to insurance laws and regulations in the jurisdictions in which they operate. These regulations include restrictions that limit the amount of dividends or other distributions, such as loans or cash advances, available to shareholders without prior approval of the local insurance regulatory authorities. The amount of dividends available to be paid in 2022 without prior approval totals $6.8 billion.

The statutory capital and surplus of our insurance subsidiaries met regulatory requirements for 2021, 2020, and 2019. The minimum amounts of statutory capital and surplus necessary to satisfy regulatory requirements was $32.7 billion and $29.9 billion for December 31, 2021 and 2020, respectively. These minimum regulatory capital requirements were significantly lower than the corresponding amounts required by the rating agencies which review Chubb’s insurance and reinsurance subsidiaries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following tables present the combined statutory capital and surplus and statutory net income (loss) of our Property and casualty and Life subsidiaries:

	December 31
(in millions of U.S. dollars)	2021	2020
Statutory capital and surplus
Property and casualty	$46,397	$46,494
Life	$2,187	$1,632

	Year Ended December 31
(in millions of U.S. dollars)	2021	2020	2019
Statutory net income (loss)
Property and casualty	$7,711	$4,354	$6,046
Life	$425	$(245)	$(210)

Several insurance subsidiaries follow accounting practices prescribed or permitted by the jurisdiction of domicile that differ from the applicable local statutory practice. The application of prescribed or permitted accounting practices does not have a material impact on Chubb's statutory surplus and income. As prescribed by the Restructuring discussed previously in Note 7, certain of our U.S. subsidiaries discount certain A&E liabilities, which increased statutory capital and surplus by approximately $129 million and $140 million at December 31, 2021 and 2020, respectively.

Federal Insurance Company (Federal), a direct subsidiary of Chubb INA Holdings Inc., has a permitted practice granted by the Indiana Department of Insurance that relates to its investment in a foreign affiliate. Under Statement of Statutory Accounting Principles No. 97, Investments in Subsidiary, Controlled and Affiliated Entities, in order for a reporting entity to admit its investments in foreign subsidiaries and affiliates, audited financial statements of the subsidiary or affiliate must be obtained to support the carrying value. Such financial statements must be prepared in accordance with U.S. GAAP, or alternatively, in accordance with the local statutory requirements in the subsidiary’s or affiliate’s country of domicile, with an audited footnote reconciliation of net income and shareholder’s equity as reported to a U.S. GAAP basis. With the explicit permission of the Indiana Department of Insurance, Federal obtains audited financial statements for its admitted foreign affiliate, which had an aggregate carrying value of approximately $72 million and $55 million at December 31, 2021 and 2020, respectively, prepared in accordance with their respective local statutory requirements and supplemented with a separate unaudited reconciliation of shareholder’s equity as reported to a U.S. GAAP basis.

SCHEDULE I
Chubb Limited and Subsidiaries

SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2021 (in millions of U.S. dollars)	Cost or Amortized Cost, Net (1)	Fair Value	Amount at Which Shown in the Balance Sheet
Fixed maturities available for sale
U.S. Treasury / Agency	$2,111	$2,214	$2,214
Non-U.S.	25,148	25,829	25,829
Corporate and asset-backed securities	37,838	39,063	39,063
Mortgage-backed securities	20,080	20,489	20,489
Municipal	5,302	5,513	5,513
Total fixed maturities available for sale	90,479	93,108	93,108
Fixed maturities held to maturity
U.S. Treasury / Agency	1,213	1,244	1,213
Non-U.S.	1,196	1,262	1,196
Corporate and asset-backed securities	2,004	2,201	2,004
Mortgage-backed securities	1,730	1,803	1,730
Municipal	3,975	4,137	3,975
Total fixed maturities held to maturity	10,118	10,647	10,118
Equity securities
Industrial, miscellaneous, and all other	4,782	4,782	4,782
Short-term investments	3,147	3,146	3,146
Other investments (2)	10,924	10,924	10,924
Total investments - other than investments in related parties	$119,450	$122,607	$122,078
(1)     Net of valuation allowance for expected credit losses.
(2)     Excludes $245 million of related party investments.

SCHEDULE II
Chubb Limited and Subsidiaries

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS (Parent Company Only)

	December 31	December 31
(in millions of U.S. dollars)	2021	2020
Assets
Investments in subsidiaries and affiliates on equity basis	$58,850	$56,148
Total investments	58,850	56,148
Cash	1	84
Due from subsidiaries and affiliates, net	1,218	3,578
Other assets	16	10
Total assets	$60,085	$59,820
Liabilities
Affiliated notional cash pooling programs	$8	$—
Accounts payable, accrued expenses, and other liabilities	363	379
Total liabilities	371	379
Shareholders' equity
Common Shares	10,985	11,064
Common Shares in treasury	(7,464)	(3,644)
Additional paid-in capital	8,478	9,815
Retained earnings	47,365	39,337
Accumulated other comprehensive income	350	2,869
Total shareholders' equity	59,714	59,441
Total liabilities and shareholders' equity	$60,085	$59,820
The condensed financial information should be read in conjunction with the Consolidated Financial Statements and notes thereto.

SCHEDULE II (continued)
Chubb Limited and Subsidiaries

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF OPERATIONS (Parent Company Only)

	Year Ended December 31
(in millions of U.S. dollars)	2021	2020	2019
Revenues
Investment income (1)	$96	$155	$227
Equity in net income of subsidiaries and affiliates	8,514	3,457	4,307
Total Revenues	8,610	3,612	4,534
Expenses
Administrative and other (income) expense	56	55	65
Chubb integration expenses	—	—	1
Income tax expense	15	24	14
Total Expenses	71	79	80
Net income	$8,539	$3,533	$4,454
Comprehensive income	$6,020	$5,783	$7,521
(1)Includes net investment income, interest income, and net realized gains (losses).
The condensed financial information should be read in conjunction with the Consolidated Financial Statements and notes thereto.

STATEMENTS OF CASH FLOWS (Parent Company Only)

	Year Ended December 31
(in millions of U.S. dollars)	2021	2020	2019
Net cash flows from operating activities (1)	$4,167	$1,933	$412
Cash flows from investing activities
Capital contribution	—	(1,200)	(1,000)
Other	—	(2)	—
Net cash flows used for investing activities	—	(1,202)	(1,000)
Cash flows from financing activities
Dividends paid on Common Shares	(1,401)	(1,388)	(1,354)
Common Shares repurchased	(4,861)	(523)	(327)
Repayment of intercompany loans	2,003	1,265	2,301
Net proceeds from (payments to) affiliated notional cash pooling programs (2)	8	—	(35)
Net cash flows from (used for) financing activities	(4,251)	(646)	585
Effect of foreign currency rate changes on cash and restricted cash	1	(3)	4
Net increase (decrease) in cash and restricted cash	(83)	82	1
Cash and restricted cash – beginning of year	84	2	1
Cash and restricted cash – end of year	$1	$84	$2
(1) Includes cash dividends received from subsidiaries of $3.7 billion, $2.0 billion, and $200 million in 2021, 2020, and 2019, respectively.
(2) Chubb maintains two notional multicurrency cash pools (Pools) with a third-party bank. Refer to Note 1 f) for additional information.
The condensed financial information should be read in conjunction with the Consolidated Financial Statements and notes thereto.

SCHEDULE IV
Chubb Limited and Subsidiaries
SUPPLEMENTAL INFORMATION CONCERNING REINSURANCE

Premiums Earned
For the years ended December 31, 2021, 2020, and 2019 (in millions of U.S. dollars, except for percentages)	Direct Amount	Ceded To Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
2021
Property and Casualty	$35,767	$7,982	$3,441	$31,226	11%
Accident and Health	4,062	362	109	3,809	3%
Life	1,309	89	100	1,320	8%
Total	$41,138	$8,433	$3,650	$36,355	10%
2020
Property and Casualty	$31,546	$6,782	$3,044	$27,808	11%
Accident and Health	4,249	368	111	3,992	3%
Life	1,242	93	168	1,317	13%
Total	$37,037	$7,243	$3,323	$33,117	10%
2019
Property and Casualty	$30,339	$7,236	$2,797	$25,900	11%
Accident and Health	4,546	376	119	4,289	3%
Life	991	81	191	1,101	17%
Total	$35,876	$7,693	$3,107	$31,290	10%

SCHEDULE VI
Chubb Limited and Subsidiaries
SUPPLEMENTARY INFORMATION CONCERNING PROPERTY AND CASUALTY OPERATIONS

As of and for the years ended December 31, 2021, 2020, and 2019 (in millions of U.S. dollars)
	Deferred Policy Acquisition Costs	Net Reserves for Unpaid Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Net Losses and Loss Expenses Incurred Related to		Amortization of Deferred Policy Acquisition Costs	Net Paid Losses and Loss Expenses	Net Premiums Written
						Current Year	Prior Year
2021	$4,260	$56,759	$19,101	$35,035	$3,133	$22,966	$(986)	$6,440	$17,884	$36,474
2020	$4,244	$53,164	$17,652	$31,800	$3,074	$22,124	$(414)	$6,076	$17,434	$32,471
2019	$4,161	$48,509	$16,771	$30,189	$3,141	$19,575	$(845)	$5,831	$18,473	$31,126