Form 10-Q
period 2022-03-31
Chubb Ltd
filed 2022-04-29
CIK 896159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022
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
Yes  ☐                                               No  ☑
The number of registrant’s Common Shares (CHF 24.15 par value) outstanding as of April 22, 2022 was 423,711,369.

CHUBB LIMITED
INDEX TO FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements
CONSOLIDATED BALANCE SHEETS (Unaudited)
Chubb Limited and Subsidiaries

	March 31	December 31
(in millions of U.S. dollars, except share and per share data)	2022	2021
Assets
Investments
Fixed maturities available for sale, at fair value, net of valuation allowance - $27 and $14 (amortized cost – $91,526 and $90,493)	$89,479	$93,108
Fixed maturities held to maturity, at amortized cost, net of valuation allowance - $34 and $35 (fair value – $9,888 and $10,647)	9,818	10,118
Equity securities, at fair value	3,596	4,782
Short-term investments, at fair value (amortized cost – $3,408 and $3,147)	3,407	3,146
Other investments, at fair value	11,947	11,169
Total investments	118,247	122,323
Cash	1,734	1,659
Restricted cash	180	152
Securities lending collateral	1,800	1,831
Accrued investment income	822	821
Insurance and reinsurance balances receivable, net of valuation allowance - $50 and $46	11,452	11,322
Reinsurance recoverable on losses and loss expenses, net of valuation allowance - $329 and $329	17,761	17,366
Reinsurance recoverable on policy benefits	208	213
Deferred policy acquisition costs	5,587	5,513
Value of business acquired	231	236
Goodwill	15,244	15,213
Other intangible assets	5,399	5,455
Deferred tax assets	333	—
Prepaid reinsurance premiums	3,068	3,028
Investments in partially-owned insurance companies	3,161	3,130
Other assets	12,763	11,792
Total assets	$197,990	$200,054
Liabilities
Unpaid losses and loss expenses	$73,844	$72,943
Unearned premiums	19,586	19,101
Future policy benefits	5,974	5,947
Insurance and reinsurance balances payable	7,401	7,243
Securities lending payable	1,800	1,831
Accounts payable, accrued expenses, and other liabilities	14,914	15,004
Deferred tax liabilities	—	389
Repurchase agreements	1,406	1,406
Short-term debt	1,474	999
Long-term debt	14,585	15,169
Trust preferred securities	308	308
Total liabilities	141,292	140,340
Commitments and contingencies (refer to Note 7)
Shareholders’ equity
Common Shares (CHF 24.15 par value; 459,555,714 and 474,021,114 shares issued; 423,675,327 and 426,572,612 shares outstanding)	10,666	10,985
Common Shares in treasury (35,880,387 and 47,448,502 shares)	(5,700)	(7,464)
Additional paid-in capital	7,988	8,478
Retained earnings	47,148	47,365
Accumulated other comprehensive income (loss) (AOCI)	(3,404)	350
Total shareholders’ equity	56,698	59,714
Total liabilities and shareholders’ equity	$197,990	$200,054
See accompanying notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended
	March 31
(in millions of U.S. dollars, except per share data)	2022	2021
Revenues
Net premiums written	$9,199	$8,662
Increase in unearned premiums	(453)	(441)
Net premiums earned	8,746	8,221
Net investment income	822	863
Net realized gains (losses) (includes $(136) and $24 reclassified from AOCI)	101	887
Total revenues	9,669	9,971
Expenses
Losses and loss expenses	4,787	5,053
Policy benefits	145	167
Policy acquisition costs	1,737	1,665
Administrative expenses	778	744
Interest expense	132	122
Other (income) expense	(310)	(490)
Amortization of purchased intangibles	71	72
Total expenses	7,340	7,333
Income before income tax	2,329	2,638
Income tax expense (includes $(22) and $4 on unrealized gains and losses reclassified from AOCI)	355	338
Net income	$1,974	$2,300
Other comprehensive loss
Unrealized depreciation	$(4,788)	$(2,293)
Reclassification adjustment for net realized (gains) losses included in net income	136	(24)
	(4,652)	(2,317)
Change in:
Cumulative foreign currency translation adjustment	67	22
Postretirement benefit liability adjustment	19	(28)
Other comprehensive loss, before income tax	(4,566)	(2,323)
Income tax benefit related to OCI items	812	412
Other comprehensive loss	(3,754)	(1,911)
Comprehensive income (loss)	$(1,780)	$389
Earnings per share
Basic earnings per share	$4.64	$5.10
Diluted earnings per share	$4.59	$5.07
See accompanying notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2022	2021
Common Shares
Balance – beginning of period	$10,985	$11,064
Cancellation of treasury shares	(319)	—
Balance – end of period	10,666	11,064
Common Shares in treasury
Balance – beginning of period	(7,464)	(3,644)
Common Shares repurchased	(1,001)	(519)
Cancellation of treasury shares	2,510	—
Net shares issued under employee share-based compensation plans	255	262
Balance – end of period	(5,700)	(3,901)
Additional paid-in capital
Balance – beginning of period	8,478	9,815
Net shares issued under employee share-based compensation plans	(199)	(187)
Exercise of stock options	(21)	(24)
Share-based compensation expense	70	66
Funding of dividends declared to Retained earnings	(340)	(352)
Balance – end of period	7,988	9,318
Retained earnings
Balance – beginning of period	47,365	39,337
Net income	1,974	2,300
Cancellation of treasury shares	(2,191)	—
Funding of dividends declared from Additional paid-in capital	340	352
Dividends declared on Common Shares	(340)	(352)
Balance – end of period	47,148	41,637
Accumulated other comprehensive income (loss) (AOCI)
Net unrealized appreciation (depreciation) on investments
Balance – beginning of period	2,256	4,673
Change in period, before reclassification from AOCI, net of income tax benefit of $834 and $401	(3,954)	(1,892)
Amounts reclassified from AOCI, net of income tax (expense) benefit of $(22) and $4	114	(20)
Change in period, net of income tax benefit of $812 and $405	(3,840)	(1,912)
Balance – end of period	(1,584)	2,761
Cumulative foreign currency translation adjustment
Balance – beginning of period	(2,146)	(1,637)
Change in period, net of income tax benefit of $4 and $2	71	24
Balance – end of period	(2,075)	(1,613)
Postretirement benefit liability adjustment
Balance – beginning of period	240	(167)
Change in period, net of income tax (expense) benefit of $(4) and $5	15	(23)
Balance – end of period	255	(190)
Accumulated other comprehensive income (loss)	(3,404)	958
Total shareholders’ equity	$56,698	$59,076
See accompanying notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2022	2021
Cash flows from operating activities
Net income	$1,974	$2,300
Adjustments to reconcile net income to net cash flows from operating activities
Net realized (gains) losses	(101)	(887)
Amortization of premiums/discounts on fixed maturities	91	76
Amortization of purchased intangibles	71	72
Equity in net income of partially-owned entities	(361)	(497)
Deferred income taxes	93	—
Unpaid losses and loss expenses	957	1,368
Unearned premiums	502	503
Future policy benefits	36	47
Insurance and reinsurance balances payable	147	(36)
Accounts payable, accrued expenses, and other liabilities	(338)	(663)
Income taxes payable	128	101
Insurance and reinsurance balances receivable	(125)	(209)
Reinsurance recoverable	(456)	(290)
Deferred policy acquisition costs	(96)	(81)
Other	(82)	301
Net cash flows from operating activities	2,440	2,105
Cash flows from investing activities
Purchases of fixed maturities available for sale	(5,933)	(7,738)
Purchases of fixed maturities held to maturity	(143)	(102)
Purchases of equity securities	(380)	(351)
Sales of fixed maturities available for sale	1,838	1,343
Sales of equity securities	1,110	351
Maturities and redemptions of fixed maturities available for sale	3,003	4,289
Maturities and redemptions of fixed maturities held to maturity	398	604
Net change in short-term investments	(267)	595
Net derivative instruments settlements	74	87
Private equity contributions	(669)	(427)
Private equity distributions	207	206
Payment for Huatai Group interest	(113)	(65)
Other	(120)	(44)
Net cash flows used for investing activities	(995)	(1,252)
Cash flows from financing activities
Dividends paid on Common Shares	(341)	(352)
Common Shares repurchased	(1,001)	(519)
Proceeds from issuance of repurchase agreements	146	450
Repayment of repurchase agreements	(146)	(450)
Proceeds from share-based compensation plans	114	115
Policyholder contract deposits and other	118	133
Policyholder contract withdrawals and other	(111)	(124)
Tax withholding payments for share-based compensation plans	(81)	(65)
Net cash flows used for financing activities	(1,302)	(812)
Effect of foreign currency rate changes on cash and restricted cash	(40)	(36)
Net increase in cash and restricted cash	103	5
Cash and restricted cash – beginning of period	1,811	1,836
Cash and restricted cash – end of period	$1,914	$1,841
Supplemental cash flow information
Taxes paid	$132	$236
Interest paid	$85	$90
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

The results of operations and cash flows for any interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2021 Form 10-K.

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

The following table provides a reconciliation of cash and restricted cash reported within the Consolidated balance sheets that total to the amounts shown in the Consolidated statements of cash flows:

	March 31	December 31
(in millions of U.S. dollars)	2022	2021
Cash	$1,734	$1,659
Restricted cash	180	152
Total cash and restricted cash shown in the Consolidated statements of cash flows	$1,914	$1,811

c) Goodwill
During the three months ended March 31, 2022, Goodwill increased $31 million, primarily reflecting the impact of foreign exchange.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

2. Acquisitions

Cigna’s Life and Accident and Health (A&H) Insurance Business in Asia-Pacific Markets
On October 7, 2021, we entered into a definitive agreement to acquire the life and non-life insurance companies that house the personal accident, supplemental health and life insurance business of Cigna in six Asia-Pacific markets, for approximately $5.72 billion in cash, subject to certain post-closing purchase adjustments. The transaction is expected to be completed in 2022. The timing of completion is subject to required regulatory approvals and customary closing conditions.

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

As of March 31, 2022, Chubb's aggregate ownership interest in Huatai Group was approximately 47.3 percent. Chubb applies the equity method of accounting to its investment in Huatai Group by recording its share of net income or loss in Other (income) expense in the Consolidated statements of operations.

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

3. Investments

a) Fixed maturities

March 31, 2022	Amortized Cost	Valuation Allowance	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
(in millions of U.S. dollars)
Available for sale
U.S. Treasury / Agency	$2,111	$—	$31	$(40)	$2,102
Non-U.S.	25,304	(16)	380	(884)	24,784
Corporate and asset-backed securities	38,469	(11)	360	(1,149)	37,669
Mortgage-backed securities	20,511	—	90	(796)	19,805
Municipal	5,131	—	49	(61)	5,119
	$91,526	$(27)	$910	$(2,930)	$89,479
	Amortized Cost	Valuation Allowance	Net Carrying Value	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value

Held to maturity
U.S. Treasury / Agency	$1,180	$—	$1,180	$12	$(18)	$1,174
Non-U.S.	1,185	(5)	1,180	19	(8)	1,191
Corporate and asset-backed securities	1,913	(28)	1,885	56	(6)	1,935
Mortgage-backed securities	1,689	—	1,689	8	(13)	1,684
Municipal	3,885	(1)	3,884	24	(4)	3,904
	$9,852	$(34)	$9,818	$119	$(49)	$9,888

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

December 31, 2021	Amortized Cost	Valuation Allowance	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
(in millions of U.S. dollars)
Available for sale
U.S. Treasury / Agency	$2,111	$—	$109	$(6)	$2,214
Non-U.S.	25,156	(8)	953	(272)	25,829
Corporate and asset-backed securities	37,844	(6)	1,410	(185)	39,063
Mortgage-backed securities	20,080	—	532	(123)	20,489
Municipal	5,302	—	216	(5)	5,513
	$90,493	$(14)	$3,220	$(591)	$93,108
	Amortized Cost	Valuation Allowance	Net Carrying Value	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value

Held to maturity
U.S. Treasury / Agency	$1,213	$—	$1,213	$34	$(3)	$1,244
Non-U.S.	1,201	(5)	1,196	66	—	1,262
Corporate and asset-backed securities	2,032	(28)	2,004	197	—	2,201
Mortgage-backed securities	1,731	(1)	1,730	74	(1)	1,803
Municipal	3,976	(1)	3,975	162	—	4,137
	$10,153	$(35)	$10,118	$533	$(4)	$10,647

The following table presents the amortized cost of our HTM securities according to S&P rating:

	March 31, 2022		December 31, 2021
(in millions of U.S. dollars, except for percentages)	Amortized cost	% of Total	Amortized cost	% of Total
AAA	$2,021	21%	$2,089	21%
AA	5,210	52%	5,303	52%
A	1,922	20%	1,964	19%
BBB	676	7%	773	8%
BB	23	—%	23	—%
Other	—	—%	1	—%
Total	$9,852	100%	$10,153	100%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents fixed maturities by contractual maturity:

	March 31, 2022		December 31, 2021
(in millions of U.S. dollars)	Net Carrying Value	Fair Value	Net Carrying Value	Fair Value
Available for sale
Due in 1 year or less	$4,393	$4,393	$4,498	$4,498
Due after 1 year through 5 years	25,136	25,136	25,542	25,542
Due after 5 years through 10 years	27,033	27,033	28,207	28,207
Due after 10 years	13,112	13,112	14,372	14,372
	69,674	69,674	72,619	72,619
Mortgage-backed securities	19,805	19,805	20,489	20,489
	$89,479	$89,479	$93,108	$93,108
Held to maturity
Due in 1 year or less	$871	$872	$888	$894
Due after 1 year through 5 years	3,754	3,742	3,744	3,846
Due after 5 years through 10 years	2,004	2,015	2,242	2,349
Due after 10 years	1,500	1,575	1,514	1,755
	8,129	8,204	8,388	8,844
Mortgage-backed securities	1,689	1,684	1,730	1,803
	$9,818	$9,888	$10,118	$10,647

Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

b) Gross unrealized loss
Fixed maturities in an unrealized loss position at March 31, 2022 and December 31, 2021 comprised both investment grade and below investment grade securities for which fair value declined, principally due to rising interest rates since the date of purchase. Refer to Note 3 in the 2021 Form 10-K for further information on factors considered in the evaluation of expected credit losses.

The following tables present, for Available for Sale (AFS) fixed maturities in an unrealized loss position (including securities on loan) that are not deemed to have expected credit losses, the aggregate fair value and gross unrealized loss by length of time the security has been in an unrealized loss position:

	0 – 12 Months		Over 12 Months		Total
March 31, 2022	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. Treasury / Agency	$946	$(31)	$98	$(9)	$1,044	$(40)
Non-U.S.	12,654	(608)	2,385	(222)	15,039	(830)
Corporate and asset-backed securities	21,082	(899)	2,041	(216)	23,123	(1,115)
Mortgage-backed securities	13,657	(646)	1,589	(150)	15,246	(796)
Municipal	1,225	(60)	16	(1)	1,241	(61)
Total AFS fixed maturities	$49,564	$(2,244)	$6,129	$(598)	$55,693	$(2,842)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	0 – 12 Months		Over 12 Months		Total
December 31, 2021	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. Treasury / Agency	$363	$(3)	$70	$(3)	$433	$(6)
Non-U.S.	6,917	(196)	1,093	(62)	8,010	(258)
Corporate and asset-backed securities	9,449	(145)	806	(32)	10,255	(177)
Mortgage-backed securities	8,086	(116)	190	(7)	8,276	(123)
Municipal	226	(5)	—	—	226	(5)
Total AFS fixed maturities	$25,041	$(465)	$2,159	$(104)	$27,200	$(569)

c) Net realized gains (losses)
The following table presents the components of Net realized gains (losses):

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2022	2021
Fixed maturities:
Gross realized gains	$39	$37
Gross realized losses	(127)	(19)
Net (provision for) recovery of expected credit losses	(12)	6
Impairment (1)	(36)	—
Total fixed maturities	(136)	24
Equity securities	56	367
Other investments	55	38
Foreign exchange	75	76
Investment and embedded derivative instruments	47	109
Fair value adjustments on insurance derivative	35	319
S&P futures	42	(44)
Other derivative instruments	1	(1)
Other (2)	(74)	(1)
Net realized gains (losses) (pre-tax)	$101	$887
(1)Relates to certain securities we intended to sell and securities written to market entering default.
(2)Other realized losses include impairment of assets related to Chubb's Russian entities.

Realized gains and losses from Equity securities and Other investments from the table above include sales of securities and unrealized gains and losses from fair value changes as follows:

				Three Months Ended
				March 31
	2022			2021
(in millions of U.S. dollars)	Equity Securities	Other Investments	Total	Equity Securities	Other Investments	Total
Net gains recognized during the period	$56	$55	$111	$367	$38	$405
Less: Net gains recognized from sales of securities	255	—	255	45	—	45
Unrealized gains (losses) recognized for securities still held at reporting date	$(199)	$55	$(144)	$322	$38	$360

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents a roll-forward of valuation allowance for expected credit losses on fixed maturities:

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2022	2021
Available for sale
Valuation allowance for expected credit losses - beginning of period	$14	$20
Provision for expected credit loss	17	4
Recovery of expected credit loss	(4)	(9)
Valuation allowance for expected credit losses - end of period	$27	$15
Held to maturity
Valuation allowance for expected credit losses - beginning of period	$35	$44
Recovery of expected credit loss	(1)	(1)
Valuation allowance for expected credit losses - end of period	$34	$43

d) Alternative investments
Alternative investments include partially-owned investment companies, investment funds, and limited partnerships measured at fair value using net asset value (NAV) as a practical expedient. The following table presents, by investment category, the expected liquidation period, fair value, and maximum future funding commitments of alternative investments:

	Expected Liquidation Period of Underlying Assets	March 31, 2022		December 31, 2021
(in millions of U.S. dollars)		Fair Value	Maximum Future Funding Commitments	Fair Value	Maximum Future Funding Commitments
Financial	2 to 10 Years	$1,146	$153	$1,096	$267
Real assets	2 to 13 Years	1,544	735	1,193	766
Distressed	2 to 8 Years	886	920	753	641
Private credit	3 to 8 Years	84	280	84	279
Traditional	2 to 14 Years	6,928	5,121	6,647	5,200
Vintage	1 to 2 Years	65	—	68	—
Investment funds	Not Applicable	294	—	267	—
		$10,947	$7,209	$10,108	$7,153

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

e) Restricted assets
Chubb is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutory regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. Chubb is also required to restrict assets pledged under repurchase agreements, which represent Chubb's agreement to sell securities and repurchase them at a future date for a predetermined price. We use trust funds in certain large reinsurance transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit (LOC) requirements. We have investments in segregated portfolios primarily to provide collateral or guarantees for LOC and derivative transactions. Included in restricted assets at March 31, 2022 and December 31, 2021 are investments, primarily fixed maturities, totaling $15,954 million and $17,092 million, respectively, and cash of $180 million and $152 million, respectively.
The following table presents the components of restricted assets:

	March 31	December 31
(in millions of U.S. dollars)	2022	2021
Trust funds	$8,785	$9,915
Deposits with U.S. regulatory authorities	2,370	2,402
Deposits with non-U.S. regulatory authorities	2,802	2,873
Assets pledged under repurchase agreements	1,443	1,420
Other pledged assets	734	634
Total	$16,134	$17,244

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

Other investments
Fair values for the majority of Other investments including investments in partially-owned investment companies, investment funds, and limited partnerships are based on their respective NAV and are excluded from the fair value hierarchy table below. Certain of our long-duration contracts are supported by assets that do not qualify for separate account reporting under GAAP. These assets comprise mutual funds, classified within Level 1 in the valuation hierarchy on the same basis as other equity securities traded in active markets. Other investments also include equity securities, classified within Level 1 and fixed maturities, classified within Level 2, held in rabbi trusts maintained by Chubb for deferred compensation plans and supplemental retirement plans and are classified within the valuation hierarchy on the same basis as other equity securities and fixed maturities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Financial instruments measured at fair value on a recurring basis, by valuation hierarchy

March 31, 2022	Level 1	Level 2	Level 3	Total
(in millions of U.S. dollars)
Assets:
Fixed maturities available for sale
U.S. Treasury / Agency	$1,562	$540	$—	$2,102
Non-U.S.	—	24,166	618	24,784
Corporate and asset-backed securities	—	35,440	2,229	37,669
Mortgage-backed securities	—	19,785	20	19,805
Municipal	—	5,119	—	5,119
	1,562	85,050	2,867	89,479
Equity securities	3,514	—	82	3,596
Short-term investments	1,954	1,449	4	3,407
Other investments (1)	253	452	—	705
Securities lending collateral	—	1,800	—	1,800
Investment derivative instruments	163	—	—	163
Other derivative instruments	3	—	—	3
Separate account assets	5,468	92	—	5,560
Total assets measured at fair value (1)	$12,917	$88,843	$2,953	$104,713
Liabilities:
Investment derivative instruments	$212	$—	$—	$212
Other derivative instruments	63	—	—	63
GLB (2)	—	—	696	696
Total liabilities measured at fair value	$275	$—	$696	$971
(1)Excluded from the table above are partially-owned investments, investment funds, and limited partnerships of $10,947 million, policy loans of $244 million and other investments of $51 million at March 31, 2022 measured using NAV as a practical expedient.
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

(in millions of U.S. dollars, except for percentages)	Fair Value		Valuation Technique	Significant Unobservable Inputs	Ranges	Weighted Average (1)
	March 31, 2022	December 31, 2021
GLB (1)	$696	$745	Actuarial model	Lapse rate	3% – 31%	4.4%
				Annuitization rate	0% – 100%	3.7%
(1)The weighted-average lapse and annuitization rates are determined by weighting each treaty's rates by the GLB contracts fair value.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The effect of changes in key market factors on assumed lapse and annuitization rates reflect emerging trends using data available from cedants. For treaties with limited experience, rates are established by blending the experience with data received from other ceding companies. The model and related assumptions are regularly re-evaluated by management and enhanced, as appropriate, based upon additional experience obtained related to policyholder behavior and availability of updated information such as market conditions, market participant assumptions, and demographics of in-force annuities. For the three months ended March 31, 2022 and 2021, no material refinements were made to the model. For detailed information on our lapse and annuitization rate assumptions, refer to Note 4 to the Consolidated Financial Statements of our 2021 Form 10-K.

The following tables present a reconciliation of the beginning and ending balances of financial instruments measured at fair value using significant unobservable inputs (Level 3):

	Assets					Liabilities
Three Months Ended March 31, 2022 (in millions of U.S. dollars)	Available-for-Sale Debt Securities			Equity securities	Short-term investments	GLB (1)
	Non-U.S.	Corporate and asset- backed securities	Mortgage-backed securities

Balance, beginning of period	$633	$2,049	$26	$77	$7	$745
Transfers into Level 3	18	29	—	1	—	—
Transfers out of Level 3	(23)	(50)	(5)	—	—	—
Change in Net Unrealized Gains/Losses in OCI	(13)	(22)	—	—	—	—
Net Realized Gains/Losses	(2)	—	—	4	—	(35)
Purchases	43	315	—	3	2	—
Sales	(6)	(27)	—	(3)	—	—
Settlements	(32)	(65)	(1)	—	(5)	—
Other	—	—	—	—	—	(14)
Balance, end of period	$618	$2,229	$20	$82	$4	$696
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet date	$(2)	$—	$—	$4	$—	$(35)
Change in Net Unrealized Gains/Losses included in OCI at the Balance Sheet date	$(13)	$(22)	$—	$—	$—	$—
(1)Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	Assets						Liabilities
Three Months Ended March 31, 2021 (in millions of U.S. dollars)	Available-for-Sale Debt Securities			Equity securities	Short-term investments	Other investments	GLB (1)
	Non-U.S.	Corporate and asset- backed securities	Mortgage-backed securities

Balance, beginning of period	$546	$1,573	$60	$73	$5	$10	$1,089
Transfers into Level 3	—	17	—	—	—	—	—
Change in Net Unrealized Gains/Losses in OCI	8	6	—	—	—	—	—
Net Realized Gains/Losses	—	(3)	—	2	—	—	(319)
Purchases	121	169	—	3	1	—	—
Sales	(7)	(25)	—	(3)	—	—	—
Settlements	(18)	(125)	(9)	—	(5)	—	—
Other	—	—	—	—	—	—	(10)
Balance, end of period	$650	$1,612	$51	$75	$1	$10	$760
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet date	$—	$(3)	$—	$2	$—	$—	$(319)
Change in Net Unrealized Gains/Losses included in OCI at the Balance Sheet date	$10	$11	$—	$—	$—	$—	$—
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

The carrying values of cash, other assets, other liabilities, and other financial instruments not included below approximated their fair values. Refer to the 2021 Form 10-K for information on the fair value methods and assumptions for investments in partially-owned insurance companies, short-term and long-term debt, repurchase agreements, and trust-preferred securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following tables present fair value, by valuation hierarchy, and carrying value of the financial instruments not measured at fair value:

March 31, 2022	Fair Value				Net Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities held to maturity
U.S. Treasury / Agency	$1,126	$48	$—	$1,174	$1,180
Non-U.S.	—	1,191	—	1,191	1,180
Corporate and asset-backed securities	—	1,935	—	1,935	1,885
Mortgage-backed securities	—	1,684	—	1,684	1,689
Municipal	—	3,904	—	3,904	3,884
Total assets	$1,126	$8,762	$—	$9,888	$9,818
Liabilities:
Repurchase agreements	$—	$1,406	$—	$1,406	$1,406
Short-term debt	—	1,484	—	1,484	1,474
Long-term debt	—	14,702	—	14,702	14,585
Trust preferred securities	—	425	—	425	308
Total liabilities	$—	$18,017	$—	$18,017	$17,773

December 31, 2021	Fair Value				Net Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities held to maturity
U.S. Treasury / Agency	$1,192	$52	$—	$1,244	$1,213
Non-U.S.	—	1,262	—	1,262	1,196
Corporate and asset-backed securities	—	2,201	—	2,201	2,004
Mortgage-backed securities	—	1,803	—	1,803	1,730
Municipal	—	4,137	—	4,137	3,975
Total assets	$1,192	$9,455	$—	$10,647	$10,118
Liabilities:
Repurchase agreements	$—	$1,406	$—	$1,406	$1,406
Short-term debt	—	1,019	—	1,019	999
Long-term debt	—	16,848	—	16,848	15,169
Trust preferred securities	—	460	—	460	308
Total liabilities	$—	$19,733	$—	$19,733	$17,882
5. Reinsurance

Reinsurance recoverable on ceded reinsurance

	March 31, 2022		December 31, 2021
(in millions of U.S. dollars)	Net Reinsurance Recoverable (1)	Valuation allowance	Net Reinsurance Recoverable (1)	Valuation allowance
Reinsurance recoverable on unpaid losses and loss expenses	$16,646	$276	$16,184	$271
Reinsurance recoverable on paid losses and loss expenses	1,115	53	1,182	58
Reinsurance recoverable on losses and loss expenses	$17,761	$329	$17,366	$329
Reinsurance recoverable on policy benefits	$208	$4	$213	$4
(1)Net of valuation allowance for uncollectible reinsurance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The increase in reinsurance recoverable on losses and loss expenses was primarily due to unfavorable prior period development in certain lines and higher underlying ceded exposures due to premium growth.

The following table presents a roll-forward of valuation allowance for uncollectible reinsurance related to Reinsurance recoverable on loss and loss expenses:

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2022	2021
Valuation allowance for uncollectible reinsurance - beginning of period	$329	$314
Provision for uncollectible reinsurance	3	3
Write-offs charged against the valuation allowance	(4)	—
Foreign exchange revaluation	1	—
Valuation allowance for uncollectible reinsurance - end of period	$329	$317
For additional information, refer to Note 1 d) to the Consolidated Financial Statements of our 2021 Form 10-K.

6. Unpaid losses and loss expenses

The following table presents a reconciliation of beginning and ending Unpaid losses and loss expenses:

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2022	2021
Gross unpaid losses and loss expenses – beginning of period	$72,943	$67,811
Reinsurance recoverable on unpaid losses – beginning of period (1)	(16,184)	(14,647)
Net unpaid losses and loss expenses – beginning of period	56,759	53,164
Net losses and loss expenses incurred in respect of losses occurring in:
Current year	5,192	5,249
Prior years (2)	(405)	(196)
Total	4,787	5,053
Net losses and loss expenses paid in respect of losses occurring in:
Current year	792	732
Prior years	3,569	3,161
Total	4,361	3,893
Foreign currency revaluation and other	13	71
Net unpaid losses and loss expenses – end of period	57,198	54,395
Reinsurance recoverable on unpaid losses (1)	16,646	14,860
Gross unpaid losses and loss expenses – end of period	$73,844	$69,255
(1)    Net of valuation allowance for uncollectible reinsurance.
(2)    Relates to prior period loss reserve development only and excludes prior period development related to reinstatement premiums, expense adjustments and earned premiums totaling $165 million and $4 million for the three months ended March 31, 2022 and 2021, respectively.

Gross and net unpaid losses and loss expenses increased $901 million and $439 million, respectively, for the three months ended March 31, 2022, driven by an increase in underlying exposure due to premium growth, partially offset by catastrophe loss payments, favorable prior period development, and crop activity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Prior Period Development
Prior period development (PPD) arises from changes to loss estimates recognized in the current year that relate to loss events that occurred in previous calendar years and excludes the effect of losses from the development of earned premium from previous accident years. Long-tail lines include lines such as workers' compensation, general liability, and financial lines; while short-tail lines include lines such as most property lines, energy, personal accident, and agriculture.

The following table summarizes (favorable) and adverse PPD by segment.

	Three Months Ended March 31
(in millions of U.S. dollars)	Long-tail	Short-tail	Total
2022
North America Commercial P&C Insurance	$(20)	$(88)	$(108)
North America Personal P&C Insurance	—	(51)	(51)
North America Agricultural Insurance	—	(26)	(26)
Overseas General Insurance	—	(60)	(60)
Global Reinsurance	—	(3)	(3)
Corporate	8	—	8
Total	$(12)	$(228)	$(240)
2021
North America Commercial P&C Insurance	$(46)	$(81)	$(127)
North America Personal P&C Insurance	—	(40)	(40)
North America Agricultural Insurance	—	(2)	(2)
Overseas General Insurance	—	(25)	(25)
Global Reinsurance	—	(7)	(7)
Corporate	9	—	9
Total	$(37)	$(155)	$(192)

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

North America Commercial P&C Insurance
2022
For the three months ended March 31, 2022, net favorable PPD was $108 million, which was the net result of several underlying favorable and adverse movements, and was driven by the following principal changes:

•Net favorable development of $20 million in long-tail business, primarily from:

•Net favorable development of $38 million in workers’ compensation, mainly in accident years 2017 and prior, which were impacted by lower than expected loss emergence and related updates to loss development patterns;

•Net favorable development of $38 million in personal casualty business, mainly in accident years 2020 and 2021, which had lower than expected reported loss emergence and lower than expected loss frequency; and

•Net adverse development of $60 million in excess and umbrella portfolios, in accident years 2019 and prior, driven by higher than expected loss emergence.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

•Net favorable development of $88 million in short-tail business, primarily from:

•Net favorable development of $76 million in A&H, in accident years 2020 and 2021, driven by lower than expected loss emergence;

•Net favorable development of $38 million in surety, mainly in accident year 2020, driven by lower than expected loss emergence; and

•Net adverse development of $21 million in small commercial property lines, mainly in accident year 2021, driven by higher than expected loss emergence.

2021
For the three months ended March 31, 2021, net favorable PPD was $127 million, which was the net result of several underlying favorable and adverse movements, and was driven by the following principal changes:

•Net favorable development of $46 million in long-tail business, primarily from:

•Net favorable development of $51 million in financial lines (errors & omissions and third-party cyber risk), in accident years 2016 and 2017, from lower than expected loss emergence, partly offset by higher than expected development in accident year 2019;

•Net favorable development of $35 million in voluntary environmental lines, in accident years 2017 and prior, from lower than expected loss emergence, partly offset by higher than expected development in accident year 2019; and

•Net adverse development of $57 million in excess and umbrella portfolios, with accident years 2015 through 2019 continuing to experience higher than expected loss development, partly offset by favorable development in accident years 2014 and prior.

•Net favorable development of $81 million in short-tail business, primarily from:

•Net favorable development of $49 million in surety, mainly in accident years 2018 and 2019, driven by lower than expected loss emergence;

•Net favorable development of $48 million in A&H, in accident years 2019 and 2020, where loss emergence was lower than expected;

•Net favorable development of $25 million in property and marine coverages in accident year 2020, driven by lower than expected non-catastrophe loss development; and

•Net adverse development of $41 million in first-party cyber risk, in accident years 2019 and 2020, which experienced higher than expected loss development as well as heightened frequency and severity.

North America Personal P&C Insurance
2022
For the three months ended March 31, 2022, net favorable PPD was $51 million, in accident year 2021, which experienced better than expected loss emergence in homeowners.

2021
For the three months ended March 31, 2021, net favorable PPD was $40 million, in accident year 2020, which experienced better than expected non-catastrophe loss emergence in homeowners and valuables.

North America Agricultural Insurance
2022
For the three months ended March 31, 2022, net favorable PPD was $26 million, mainly due to better than expected crop yield results related to the 2021 crop year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Overseas General Insurance
2022
For the three months ended March 31, 2022, net favorable PPD was $60 million, across short-tail lines, mainly in accident years 2020 and 2021, primarily from:

•Net favorable development of $24 million in property lines driven by favorable loss emergence in Continental Europe; and

•Net favorable development of $22 million in A&H lines driven by favorable loss developments across all regions.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents the balance sheet locations, fair values of derivative instruments in an asset or (liability) position, and notional values/payment provisions of our derivative instruments:

			March 31, 2022			December 31, 2021
	Consolidated Balance Sheet Location	Fair Value		Notional Value/ Payment Provision	Fair Value		Notional Value/ Payment Provision
(in millions of U.S. dollars)		Derivative Asset	Derivative (Liability)		Derivative Asset	Derivative (Liability)
Investment and embedded derivative instruments:
Foreign currency forward contracts	OA / (AP)	$58	$(154)	$7,478	$25	$(139)	$6,182
Options/Futures contracts on notes, bonds, and equities	OA / (AP)	105	(58)	9,282	33	(27)	12,944
Convertible securities (1)	FM AFS / ES	16	—	19	11	—	12
		$179	$(212)	$16,779	$69	$(166)	$19,138
Other derivative instruments:
Futures contracts on equities (2)	OA / (AP)	$—	$(63)	$814	$—	$(16)	$905
Other	OA / (AP)	3	—	79	—	—	3
		$3	$(63)	$893	$—	$(16)	$908
GLB (3)	(AP)	$—	$(696)	$1,558	$—	$(745)	$1,432
(1)Includes fair value of embedded derivatives.
(2)Related to GMDB and GLB book of business.
(3)Note that the payment provision related to GLB is the net amount at risk. The concept of a notional value does not apply to the GLB reinsurance contracts.

At March 31, 2022 and December 31, 2021, net derivative liabilities of $107 million and $123 million, respectively, included in the table above were subject to a master netting agreement. The remaining derivatives included in the table above were not subject to a master netting agreement.

The following table presents net realized gains (losses) related to derivative instrument activity in the Consolidated statements of operations:

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2022	2021
Investment and embedded derivative instruments:
Foreign currency forward contracts	$(54)	$(16)
All other futures contracts, options, and equities	102	125
Convertible securities (1)	(1)	—
Total investment and embedded derivative instruments	$47	$109
GLB and other derivative instruments:
GLB	$35	$319
Futures contracts on equities (2)	42	(44)
Other	1	(1)
Total GLB and other derivative instruments	$78	$274
	$125	$383
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
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

The following table presents the carrying value of collateral held under securities lending agreements by investment category and remaining contractual maturity of the underlying agreements:

	Remaining contractual maturity
	March 31, 2022	December 31, 2021
(in millions of U.S. dollars)	Overnight and Continuous
Collateral held under securities lending agreements:
Cash	$1,000	$931
U.S. Treasury / Agency	106	128
Non-U.S.	663	752
Corporate and asset-backed securities	23	12
Mortgage-backed securities	—	1
Equity securities	8	7
	$1,800	$1,831
Gross amount of recognized liability for securities lending payable	$1,800	$1,831

At March 31, 2022 and December 31, 2021, our repurchase agreement obligations of $1,406 million were fully collateralized. In contrast to securities lending programs, the use of cash received is not restricted for the repurchase obligations. The fair value of the underlying securities sold remains in Fixed maturities available for sale, and the repurchase agreement obligation is recorded in Repurchase agreements in the Consolidated balance sheets.

The following table presents the carrying value of collateral pledged under repurchase agreements by investment category and remaining contractual maturity of the underlying agreements:

	Remaining contractual maturity
	March 31, 2022				December 31, 2021
	Up to 30 Days	30-90 Days	Greater than 90 Days	Total	30-90 Days	Greater than 90 Days	Total
(in millions of U.S. dollars)
Collateral pledged under repurchase agreements:
Cash	$43	$—	$—	$43	$—	$29	$29
U.S. Treasury / Agency	—	—	102	102	103	—	103
Mortgage-backed securities	358	466	474	1,298	—	1,288	1,288
	$401	$466	$576	$1,443	$103	$1,317	$1,420
Gross amount of recognized liabilities for repurchase agreements				$1,406			$1,406
Difference (1)				$37			$14
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

d) Fixed maturities
At March 31, 2022, we have commitments to purchase fixed income securities of $622 million over the next several years.

e) Other investments
At March 31, 2022, included in Other investments in the Consolidated balance sheet are investments in limited partnerships and partially-owned investment companies with a carrying value of $10.7 billion. In connection with these investments, we have commitments that may require funding of up to $7.2 billion over the next several years. At December 31, 2021, these investments had a carrying value of $9.8 billion with a commitment that may require funding of up to $7.2 billion.

f) Income taxes
At March 31, 2022, $64 million of unrecognized tax benefits remain outstanding. It is reasonably possible that, over the next twelve months, the amount of unrecognized tax benefits may change resulting from the re-evaluation of unrecognized tax benefits arising from examinations by taxing authorities, settlements and the lapses of statutes of limitations. With few exceptions, Chubb is no longer subject to income tax examinations for years before 2012.

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

h) Lease commitments
At March 31, 2022, and December 31, 2021, the right-of-use asset was $437 million and $445 million, respectively, recorded within Other assets and the lease liability was $470 million and $484 million, respectively, recorded within Accounts payable, accrued expenses, and other liabilities on the Consolidated balance sheets. These leases consist principally of real estate operating leases that are amortized on a straight-line basis over the term of the lease, which expire at various dates.

8. Shareholders’ equity

All of Chubb’s Common Shares are authorized under Swiss corporate law. Though the par value of Common Shares is stated in Swiss francs, Chubb continues to use U.S. dollars as its reporting currency for preparing the Consolidated Financial statements. Under Swiss corporate law, dividends, including distributions from legal reserves or through a reduction in par value (par value reduction), must be stated in Swiss francs though dividend payments are made by Chubb in U.S. dollars. At March 31, 2022, our Common Shares had a par value of CHF 24.15 per share.

At our May 2021 and 2020 annual general meeting, our shareholders approved annual dividends for the following year of up to $3.20 per share and $3.12 per share, respectively, which were paid in four quarterly installments of $0.80 per share and $0.78 per share, respectively, at dates determined by the Board of Directors (Board) after the annual general meetings by way of a distribution from capital contribution reserves, transferred to free reserves for payment.

Dividend distributions per Common Share for the three months ended March 31, 2022 and 2021 were $0.80 (CHF 0.74) and $0.78 (CHF 0.70), respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries
Increases in Common Shares in treasury are due to open market repurchases of Common Shares and the surrender of Common Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock and the forfeiture of unvested restricted stock. Decreases in Common Shares in treasury are principally due to grants of restricted stock, exercises of stock options, purchases under the Employee Stock Purchase Plan (ESPP), and share cancellations. At the Chubb Limited Extraordinary General Meeting of Shareholders, held on November 3, 2021, shareholders approved the cancellation of 14,465,400 shares repurchased under our share repurchase program during the first six months of 2021. The capital reduction by cancellation of shares was subject to publication requirements and a two-month waiting period in accordance with Swiss law and became effective on January 17, 2022. During the three months ended March 31, 2022, 4,869,900 shares were repurchased, 14,465,400 shares were canceled, and 1,972,615 net shares were issued under employee share-based compensation plans. At March 31, 2022, 35,880,387 Common Shares remain in treasury.

Chubb Limited securities repurchase authorizations
The Board has authorized share repurchase programs as follows:

•$1.5 billion of Chubb Common Shares from November 19, 2020 through December 31, 2021;
•$1.0 billion increase to the November 2020 share repurchase program to a total of $2.5 billion in February 2021, effective through December 31, 2021; and
•One-time incremental share repurchase program of $5.0 billion of Chubb Common Shares from July 19, 2021 through June 30, 2022.

The following table presents repurchases of Chubb's Common Shares conducted in a series of open market transactions under the Board authorizations:

	Three Months Ended		April 1, 2022 through April 28, 2022
		March 31
(in millions of U.S. dollars, except share data)	2022	2021
Number of shares repurchased	4,869,900	3,110,000	115,000
Cost of shares repurchased	$1,001	$519	$24
Repurchase authorization remaining at end of period	$1,648	$1,982	$1,624
9. Share-based compensation

The Chubb Limited 2016 Long-Term Incentive Plan, as amended and restated (the Amended 2016 LTIP), permits grants of both incentive and non-qualified stock options principally at an option price per share equal to the grant date fair value of Chubb's Common Shares. Stock options are generally granted with a 3-year vesting period and a 10-year term. Stock options typically vest in equal annual installments over the respective vesting period, which is also the requisite service period. On February 24, 2022, Chubb granted 1,702,679 stock options with a weighted-average grant date fair value of $35.21 each. The fair value of the options issued is estimated on the grant date using the Black-Scholes option pricing model.

The Amended 2016 LTIP also permits grants of service-based restricted stock and restricted stock units as well as performance-based restricted stock awards. Chubb generally grants service-based restricted stock and restricted stock units with a 4-year vesting period, based on a graded vesting schedule. The performance-based restricted stock awards granted comprise target awards and premium awards that cliff vest at the end of a 3-year performance period based on both tangible book value (shareholders' equity less goodwill and intangible assets, net of tax) per share growth and P&C combined ratio compared to a defined group of peer companies. Premium awards are subject to an additional vesting provision based on total shareholder return compared to our peer group. The restricted stock is principally granted at market close price on the grant date. On February 24, 2022, Chubb granted 809,644 service-based restricted stock awards, 295,195 service-based restricted stock units, and 294,229 performance-based stock awards to employees and officers with a grant date fair value of $199.03 each. Each restricted stock unit represents our obligation to deliver to the holder one Common Share upon vesting.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

10. Postretirement benefits

The components of net pension and other postretirement benefit costs (benefits) reflected in Net income in the Consolidated statements of operations were as follows:

	Pension Benefit Plans				Other Postretirement Benefit Plans
	2022		2021		2022	2021
Three Months Ended March 31	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
(in millions of U.S. dollars)
Service cost	$—	$1	$—	$1	$—	$—
Non-service cost (benefit):
Interest cost	21	6	18	5	—	—
Expected return on plan assets	(71)	(11)	(64)	(11)	—	—
Amortization of net actuarial loss	—	—	—	1	—	—
Amortization of prior service cost	—	—	—	—	—	(20)
Settlements	—	—	—	—	—	—
Total non-service cost (benefit)	(50)	(5)	(46)	(5)	—	(20)
Net periodic benefit cost (benefit)	$(50)	$(4)	$(46)	$(4)	$—	$(20)

The line items in which the service cost and non-service cost (benefit) components of net periodic benefit cost (benefit) are included in the Consolidated statements of operations were as follows:

	Pension Benefit Plans		Other Postretirement Benefit Plans
Three Months Ended March 31	2022	2021	2022	2021
(in millions of U.S. dollars)
Service cost:
Losses and loss expenses	$—	$—	$—	$—
Administrative expenses	1	1	—	—
Total service cost	1	1	—	—
Non-service cost (benefit):
Losses and loss expenses	(5)	(5)	—	(2)
Administrative expenses	(50)	(46)	—	(18)
Total non-service cost (benefit)	(55)	(51)	—	(20)
Net periodic benefit cost (benefit)	$(54)	$(50)	$—	$(20)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

11. Other income and expense

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2022	2021
Equity in net income of partially-owned entities (1)	$361	$497
Gains (losses) from fair value changes in separate account assets (2)	(31)	4
Federal excise and capital taxes	(4)	(5)
Other	(16)	(6)
Total	$310	$490
(1)     Equity in net income of partially-owned entities includes $40 million and $49 million attributable to our investments in Huatai (Huatai Group, Huatai P&C, and Huatai Life) for the three months ended March 31, 2022 and 2021, respectively.
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

•Policy benefits include fair value changes on separate accounts that do not qualify for separate accounting under GAAP. These gains and losses have been reclassified from Other (income) expense. We view gains and losses from fair value changes in both separate account assets and liabilities as part of the results of our underwriting operations, and therefore these gains and losses are reclassified to policy benefits.

•Net investment income includes investment income reclassified from Other (income) expense related to partially-owned investment companies (private equity partnerships) where our ownership interest is in excess of three percent. We view investment income from these equity-method private equity partnerships as net investment income for segment reporting purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following tables present the Statement of Operations by segment:

For the Three Months Ended March 31, 2022 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Segment Measure Reclass	Chubb Consolidated
Net premiums written	$4,039	$1,180	$62	$3,079	$253	$586	$—	$—	$9,199
Net premiums earned	4,114	1,247	(29)	2,628	235	551	—	—	8,746
Losses and loss expenses	2,497	713	(92)	1,389	115	154	10	1	4,787
Policy benefits	—	—	—	—	—	176	—	(31)	145
Policy acquisition costs	573	260	12	679	62	151	—	—	1,737
Administrative expenses	265	69	(1)	269	9	84	83	—	778
Underwriting income (loss)	779	205	52	291	49	(14)	(93)	30	1,299
Net investment income (loss)	489	59	7	147	85	103	(5)	(63)	822
Other (income) expense	6	1	—	2	—	(28)	(259)	(32)	(310)
Amortization expense of purchased intangibles	—	2	7	14	—	2	46	—	71
Segment income	$1,262	$261	$52	$422	$134	$115	$115	$(1)	$2,360
Net realized gains (losses)							100	1	101
Interest expense							132	—	132
Income tax expense							355	—	355
Net income (loss)							$(272)	$—	$1,974

For the Three Months Ended March 31, 2021 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Segment Measure Reclass	Chubb Consolidated

Net premiums written	$3,664	$1,098	$183	$2,890	$207	$620	$—	$—	$8,662
Net premiums earned	3,674	1,184	110	2,478	180	595	—	—	8,221
Losses and loss expenses	2,560	819	85	1,263	120	198	9	(1)	5,053
Policy benefits	—	—	—	—	—	163	—	4	167
Policy acquisition costs	514	247	12	668	45	179	—	—	1,665
Administrative expenses	254	60	3	266	8	82	71	—	744
Underwriting income (loss)	346	58	10	281	7	(27)	(80)	(3)	592
Net investment income (loss)	540	65	7	141	70	98	(17)	(41)	863
Other (income) expense	2	1	—	1	—	(34)	(415)	(45)	(490)
Amortization expense of purchased intangibles	—	3	7	12	—	1	49	—	72
Segment income	$884	$119	$10	$409	$77	$104	$269	$1	$1,873
Net realized gains (losses)							888	(1)	887
Interest expense							122	—	122
Income tax expense							338	—	338
Net income							$697	$—	$2,300

Underwriting assets are reviewed in total by management for purposes of decision-making. Other than Unpaid losses and loss expenses, Future policy benefits, Reinsurance recoverables, Goodwill and Other intangible assets, Chubb does not allocate assets to its segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

13. Earnings per share

	Three Months Ended
	March 31
(in millions of U.S. dollars, except share and per share data)	2022	2021
Numerator:
Net income	$1,974	$2,300
Denominator:
Denominator for basic earnings per share:
Weighted-average shares outstanding	425,805,105	450,539,568
Denominator for diluted earnings per share:
Share-based compensation plans	3,985,729	2,795,971
Weighted-average shares outstanding and assumed conversions	429,790,834	453,335,539
Basic earnings per share	$4.64	$5.10
Diluted earnings per share	$4.59	$5.07
Potential anti-dilutive share conversions	681,032	1,952,612

Excluded from weighted-average shares outstanding and assumed conversions is the impact of securities that would have been anti-dilutive during the respective periods. These securities consisted of stock options in which the underlying exercise prices were greater than the average market prices of our Common Shares. Refer to Note 12 to the Consolidated Financial Statements of our 2021 Form 10-K for additional information on stock options.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of our results of operations, financial condition, and liquidity and capital resources as of and for the three months ended March 31, 2022.

All comparisons in this discussion are to the corresponding prior year period unless otherwise indicated. All dollar amounts are rounded. However, percent changes and ratios are calculated using whole dollars. Accordingly, calculations using rounded dollars may differ.

Our results of operations and cash flows for any interim period are not necessarily indicative of our results for the full year. This discussion should be read in conjunction with our consolidated financial statements and related notes and our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021 (2021 Form 10-K).

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

Overview
Chubb Limited is the Swiss-incorporated holding company of the Chubb Group of Companies. Chubb Limited, which is headquartered in Zurich, Switzerland, and its direct and indirect subsidiaries (collectively, the Chubb Group of Companies, Chubb, we, us, or our) are a global insurance and reinsurance organization, serving the needs of a diverse group of clients worldwide. At March 31, 2022, we had total assets of $198 billion and shareholders’ equity of $57 billion. Chubb was incorporated in 1985 at which time it opened its first business office in Bermuda and continues to maintain operations in Bermuda. We operate through six business segments: North America Commercial P&C Insurance, North America Personal P&C Insurance, North America Agricultural Insurance, Overseas General Insurance, Global Reinsurance, and Life Insurance. For more information on our segments refer to “Segment Information” under Item 1 in our 2021 Form 10-K.

Consolidated Operating Results – Three Months Ended March 31, 2022 and 2021

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2022	2021	Q-22 vs. Q-21
Net premiums written	$9,199	$8,662	6.2%
Net premiums written - constant dollars (1)			8.1%
Net premiums earned	8,746	8,221	6.4%
Net investment income	822	863	(4.8)%
Net realized gains (losses)	101	887	(88.6)%
Total revenues	9,669	9,971	(3.0)%
Losses and loss expenses	4,787	5,053	(5.3)%
Policy benefits	145	167	(13.1)%
Policy acquisition costs	1,737	1,665	4.3%
Administrative expenses	778	744	4.6%
Interest expense	132	122	7.4%
Other (income) expense	(310)	(490)	(36.7)%
Amortization of purchased intangibles	71	72	(2.0)%
Total expenses	7,340	7,333	0.1%
Income before income tax	2,329	2,638	(11.7)%
Income tax expense	355	338	5.2%
Net income	$1,974	$2,300	(14.2)%
(1)     On a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency exchange rates as the comparable current period.

Financial Highlights for the Three Months Ended March 31, 2022

•Net income was $2.0 billion compared with $2.3 billion in the prior year period. Net income in the current quarter was driven by strong underwriting results, including growth in net premiums earned and improvements in our combined ratios. Net income is lower in the current year from lower year-over-year after-tax net realized gains on equity securities of $257 million and a lower gain of $198 million on our variable annuity reinsurance portfolio.

•Consolidated net premiums written were $9.2 billion, up 6.2 percent, or 8.1 percent in constant dollars, primarily from growth in both commercial lines and consumer lines of 7.9 percent and 2.9 percent, respectively, or 9.4 percent and 5.5 percent in constant dollars, respectively.

•Consolidated net premiums earned were $8.7 billion, up 6.4 percent, or 8.0 percent in constant dollars, primarily from growth in both commercial lines and consumer lines of 9.9 percent and 0.2 percent, respectively, or 11.1 percent and 2.7 percent in constant dollars, respectively.

•Total pre-tax and after-tax catastrophe losses were $333 million (4.0 percentage points of the P&C combined ratio) and $290 million, respectively, compared with $700 million (9.1 percentage points of the P&C combined ratio) and $570 million, respectively, in the prior year period.

•Total pre-tax and after-tax favorable prior period development were $240 million (3.2 percentage points of the P&C combined ratio) and $195 million, respectively, compared with $192 million (2.5 percentage points of the P&C combined ratio) and $156 million, respectively, in the prior year period.

•The P&C combined ratio was 84.3 percent compared with 91.8 percent in the prior year period. P&C current accident year (CAY) combined ratio excluding catastrophe losses was 83.5 percent compared with 85.2 percent in the prior year period. The current year ratios decreased due to underlying loss ratio improvement and the favorable impact of higher net premiums earned on the expense ratio.

•Net investment income was $822 million compared with $863 million in the prior year period, reflecting lower reinvestment rates on new and reinvested fixed maturities.

•Operating cash flow was $2.4 billion for the quarter compared with $2.1 billion in the prior year period.

•Shareholders' equity decreased by $3.0 billion in the quarter, as net income of $2.0 billion was more than offset by net unrealized losses on investments of $3.8 billion after-tax from rising interest rates. In addition, shareholders' equity reflected total capital returned to shareholders in the quarter of $1.3 billion, including share repurchases of $1.0 billion, at an average purchase price of $205.53 per share, and dividends of $340 million.

Net Premiums Written	Three Months Ended March 31			% Change
(in millions of U.S. dollars, except for percentages)	2022	2021	Q-22 vs. Q-21	C$ Q-22 vs. Q-21
Commercial casualty	$1,837	$1,649	11.4%	12.8%
Workers' compensation	603	563	7.2%	7.2%
Financial lines	1,182	1,090	8.5%	10.1%
Surety	153	158	(3.1)%	(1.7)%
Commercial multiple peril (1)	290	263	10.0%	10.0%
Property and other short-tail lines	1,777	1,594	11.5%	14.3%
Total Commercial P&C lines	5,842	5,317	9.9%	11.5%

Agriculture	62	183	(65.9)%	(65.9)%

Personal automobile	412	387	6.5%	9.0%
Personal homeowners	830	775	7.1%	7.7%
Personal other	495	468	5.7%	8.4%
Total Personal lines	1,737	1,630	6.5%	8.2%
Total Property and Casualty lines	7,641	7,130	7.2%	8.8%

Global A&H lines (2)	975	982	(0.6)%	2.8%
Reinsurance lines	253	207	22.0%	22.4%
Life	330	343	(4.0)%	(0.2)%
Total consolidated	$9,199	$8,662	6.2%	8.1%
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

The increase in consolidated net premiums written for the three months ended March 31, 2022 reflects growth across most lines of business. Commercial lines growth was 7.9 percent and consumer lines growth was 2.9 percent, or 9.4 percent and 5.5 percent, respectively, on a constant dollar basis, driven by higher new business, positive rate increases, and strong renewal retention. Agriculture growth was impacted by $161 million of return of premium to the U.S. government under the profit-sharing agreement reflecting the profitable 2021 crop year. Commercial lines growth excluding Agriculture increased 10.3 percent, or 11.9 percent in constant dollars.
•Commercial casualty grew primarily in North America, Europe and Asia, driven by higher new business, strong retention and positive rate increases.
•Workers' compensation growth was due to higher renewal business, including exposure increases, in North America.
•Financial lines grew in North America, Asia, and Europe, reflecting higher new business, strong retention and positive rate increases.
•Commercial multiple peril increased due to higher renewal business, including exposure and rate increases, in North America.
•Property and other short-tail lines grew due to higher new business, strong retention, and positive rate increases in North America, Europe, Latin America and Asia.
•Agriculture decreased due to return of premium to the U.S. government noted above. Excluding this return of premium, there was underlying growth in crop insurance and Chubb Agribusiness, reflecting higher commodity prices and volatility factors, which improved pricing, and policy count growth.
•Personal lines increased due to new business and strong renewal retention, from both rate and exposure increases, mainly in homeowners; partially offset by cancellations in parts of California exposed to wildfires. In addition, the prior year included the unfavorable impact of reinstatement premiums related to 2021 winter storm losses and automobile return premiums. This prior year impact and adverse impact of the cancellations noted above, contributed 1.8 percentage points to the year-over-year growth.

•Global A&H lines increased on a constant-dollar basis as lines in Latin America, Europe, and Asia began to recover from less travel volume and reduced consumer activity in the prior year. Our North American Combined Insurance supplemental A&H business decreased due to the continued impact of the COVID-19 pandemic on face-to-face and worksite sales.
•The increase in reinsurance was due to continued growth in the portfolio reflecting the impact of new treaties bound in the current quarter and in 2021, as well as favorable premium adjustments.
•International life operations declined, as new business in Asia was offset by a decline Latin America.
For additional information on net premiums written, refer to the segment results discussions.

Net Premiums Earned
Net premiums earned for short-duration contracts, typically P&C contracts, generally reflect the portion of net premiums written that was recorded as revenues for the period as the exposure periods expire. Net premiums earned for long-duration contracts, typically traditional life contracts, generally are recognized as earned when due from policyholders. For the three months ended March 31, 2022, net premiums earned increased $525 million, or 6.4 percent, comprising 9.9 percent positive growth in commercial lines and 0.2 percent positive growth in consumer lines. Partially offsetting the increase in net premiums earned is the return of premium under the profit-sharing agreement related to the profitable 2021 crop year as described above.

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

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2022	2021
Catastrophe losses	$333	$700
Favorable prior period development	$240	$192

Catastrophe losses through March 31, 2022 and 2021 were primarily from the following events:
•2022: Australia storms, Colorado wildfires, and other severe weather-related events in the U.S. and internationally.
•2021: Winter storm losses in the U.S. and other severe weather-related events in the U.S. and internationally.

Prior period development (PPD) arises from changes to loss estimates recognized in the current year that relate to loss events that occurred in previous calendar years and excludes the effect of losses from the development of earned premium from previous accident years.

Pre-tax net favorable PPD for the three months ended March 31, 2022 was $240 million, with five percent in long-tail lines, principally from accident years 2018 and prior, and 95 percent in short-tail lines, primarily in A&H, property, and surety lines.

Pre-tax net favorable PPD for the three months ended March 31, 2021 was $192 million, with 19 percent in long-tail lines, principally from accident years 2017 and prior, and 81 percent in short-tail lines, primarily in A&H, surety, and property lines.

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

	Three Months Ended
	March 31
	2022	2021
Loss and loss expense ratio
CAY loss ratio excluding catastrophe losses	56.3%	57.2%
Catastrophe losses	4.1%	9.1%
Prior period development	(3.9)%	(2.6)%
Loss and loss expense ratio	56.5%	63.7%
Policy acquisition cost ratio	19.3%	19.5%
Administrative expense ratio	8.5%	8.6%
P&C Combined ratio	84.3%	91.8%

The loss and loss expense ratio and the CAY loss ratio excluding catastrophe losses decreased 7.2 percentage points and 0.9 percentage points, respectively, for the three months ended March 31, 2022, reflecting underlying loss ratio improvement, including earned rate exceeding loss cost trends. The loss and loss expense ratio for the three months ended March 31, 2022 also benefited from lower catastrophe losses and higher favorable prior period development.

The policy acquisition cost ratio and administrative expense ratio were relatively flat for the three months ended March 31, 2022.

Policy benefits
Policy benefits represent losses on contracts classified as long-duration and generally include accident and supplemental health products, term and whole life products, endowment products, and annuities. Refer to the Life Insurance segment operating results section for further discussion.

For the three months ended March 31, 2022 and 2021, Policy benefits were $145 million and $167 million, respectively, which included (gains) losses from fair value changes in separate account liabilities that do not qualify for separate account reporting under GAAP of $(31) million and $4 million, respectively. The offsetting movements of these liabilities are recorded in Other (income) expense on the Consolidated statements of operations. Excluding the separate account gains and losses, Policy benefits were $176 million and $163 million for the three months ended March 31, 2022 and 2021, respectively.

Refer to the respective sections that follow for a discussion of Net investment income, Other (income) expense, Net realized gains (losses), Amortization of purchased intangibles, and Income tax expense.

Segment Operating Results – Three Months Ended March 31, 2022 and 2021
We operate through six business segments: North America Commercial P&C Insurance, North America Personal P&C Insurance, North America Agricultural Insurance, Overseas General Insurance, Global Reinsurance, and Life Insurance. For more information on our segments refer to “Segment Information” under Item 1 in our 2021 Form 10-K.

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

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2022	2021	Q-22 vs. Q-21
Net premiums written	$4,039	$3,664	10.2%
Net premiums earned	4,114	3,674	12.0%
Losses and loss expenses	2,497	2,560	(2.4)%
Policy acquisition costs	573	514	11.5%
Administrative expenses	265	254	4.0%
Underwriting income	779	346	125.0%
Net investment income	489	540	(9.4)%
Other (income) expense	6	2	123.0%
Segment income	$1,262	$884	42.8%
Loss and loss expense ratio:
CAY loss ratio excluding catastrophe losses	61.5%	63.4%	(1.9)	pts
Catastrophe losses	2.0%	9.9%	(7.9)	pts
Prior period development	(2.8)%	(3.6)%	0.8	pts
Loss and loss expense ratio	60.7%	69.7%	(9.0)	pts
Policy acquisition cost ratio	13.9%	14.0%	(0.1)	pts
Administrative expense ratio	6.5%	6.9%	(0.4)	pts
Combined ratio	81.1%	90.6%	(9.5)	pts

Catastrophe Losses and Prior Period Development	Three Months Ended
	March 31
(in millions of U.S. dollars)	2022	2021
Catastrophe losses	$81	$362
Favorable prior period development	$108	$127

Catastrophe losses through March 31, 2022 and 2021 were primarily from winter storm losses and other severe weather-related events in the U.S.

Refer to the prior period development discussion in Note 6 to the Consolidated Financial Statements for additional information.

Premiums
Net premiums written increased $375 million, or 10.2 percent, for the three months ended March 31, 2022, comprising:
•Commercial lines: Positive growth of 10.5 percent reflecting strong premium retention, including rate and exposure increases, and new business across a number of retail and wholesale lines, including property, financial lines, primary and excess casualty, workers' compensation and commercial multiple peril.
•Consumer lines: Positive growth of 4.4 percent due to recovery in A&H lines from exposure declines in the prior year and strong new business.

Net premiums earned increased $440 million, or 12.0 percent for the three months ended March 31, 2022, reflecting the growth in net premiums written described above.

Combined Ratio
The loss and loss expense ratio and the CAY loss ratio excluding catastrophe losses decreased for the three months ended March 31, 2022, primarily reflecting underlying loss ratio improvement, including earned rate exceeding loss cost trends. The loss and loss expense ratio was also impacted by lower catastrophe losses, partially offset by lower favorable prior period development.

The administrative expense ratio decreased for the three months ended March 31, 2022, primarily due to the favorable impact of growth in net premiums earned, partially offset by higher employee-related benefit expenses.

North America Personal P&C Insurance

The North America Personal P&C Insurance segment comprises operations that provide high net worth personal lines products, including homeowners and complementary products such as valuable articles, excess liability, automobile, and recreational marine insurance and services in the U.S. and Canada.

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2022	2021	Q-22 vs. Q-21
Net premiums written	$1,180	$1,098	7.4%
Net premiums earned	1,247	1,184	5.3%
Losses and loss expenses	713	819	(13.0)%
Policy acquisition costs	260	247	4.9%
Administrative expenses	69	60	15.6%
Underwriting income	205	58	255.4%
Net investment income	59	65	(8.3)%
Other (income) expense	1	1	—
Amortization of purchased intangibles	2	3	(5.2)%
Segment income	$261	$119	119.7%
Loss and loss expense ratio:
CAY loss ratio excluding catastrophe losses	53.3%	53.2%	0.1	pts
Catastrophe losses	8.0%	19.3%	(11.3)	pts
Prior period development	(4.1)%	(3.3)%	(0.8)	pts
Loss and loss expense ratio	57.2%	69.2%	(12.0)	pts
Policy acquisition cost ratio	20.8%	20.9%	(0.1)	pts
Administrative expense ratio	5.5%	5.0%	0.5	pts
Combined ratio	83.5%	95.1%	(11.6)	pts

Catastrophe Losses and Prior Period Development	Three Months Ended
	March 31
(in millions of U.S. dollars)	2022	2021
Catastrophe losses	$100	$240
Favorable prior period development	$51	$40

Catastrophe losses through March 31, 2022 and 2021 were primarily from the following events:
•2022: Colorado wildfires and severe weather-related events in the U.S.
•2021: Winter storm losses and other severe weather-related events in the U.S.

Refer to the prior period development discussion in Note 6 to the Consolidated Financial Statements for additional information.

Premiums
Net premiums written increased $82 million, or 7.4 percent for the three months ended March 31, 2022, primarily driven by new business and strong renewal retention, from both rate and exposure increases, mainly in homeowners; partially offset by cancellations in parts of California exposed to wildfires. In addition, the prior year included the unfavorable impact of reinstatement premiums related to 2021 winter storm losses and automobile return premiums. This prior year impact and adverse impact of the cancellations noted above, contributed 1.8 percentage points to the year-over-year growth.

Net premiums earned increased $63 million, or 5.3 percent for the three months ended March 31, 2022, reflecting the growth in net premiums written.

Combined Ratio
The loss and loss expense ratio decreased for the three months ended March 31, 2022, due to lower catastrophe losses and higher favorable prior period development. The CAY loss ratio excluding catastrophe losses increased primarily due to slightly higher losses in automobile, offset by earned rate exceeding loss cost trends in homeowners.

The administrative expense ratio increased for the three months ended March 31, 2022, primarily due to increased spending to support growth and higher employee-related benefit expenses.

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

	Three Months Ended
	March 31			% Change
(in millions of U.S. dollars, except for percentages)	2022	2021		Q-22 vs. Q-21
Net premiums written	$62	$183		(65.9)%
Net premiums earned	(29)	110		NM
Losses and loss expenses	(92)	85		NM
Policy acquisition costs	12	12		—
Administrative expenses	(1)	3		NM
Underwriting income	52	10		NM
Net investment income	7	7		—
Amortization of purchased intangibles	7	7		—
Segment income	$52	$10		NM
Loss and loss expense ratio:
CAY loss ratio excluding catastrophe losses	70.6%	71.2%	0.6	pts
Catastrophe losses	NM	7.4%		NM
Prior period development	NM	(1.1)%		NM
Loss and loss expense ratio	NM	77.5%		NM
Policy acquisition cost ratio	NM	10.7%		NM
Administrative expense ratio	NM	2.7%		NM
Combined ratio	NM	90.9%		NM
NM - not meaningful

Catastrophe Losses and Prior Period Development	Three Months Ended
	March 31
(in millions of U.S. dollars)	2022	2021
Catastrophe losses	$—	$8
Favorable prior period development	$26	$2

Catastrophe losses through March 31, 2021 were primarily from winter storm losses and other severe weather-related events in the U.S. in Chubb Agribusiness.

Refer to the prior period development discussion in Note 6 to the Consolidated Financial Statements for additional information.

Premiums
Net premiums written decreased $121 million, or 65.9 percent, for the three months ended March 31, 2022, primarily due to $161 million of return of premium to the U.S. government as part of the profit-sharing agreement reflecting the profitable 2021 crop year in our MPCI business. Under the profit-sharing agreement, we return additional premiums to the government because of the lower losses experienced in certain states in 2021. Excluding this return of premium, net premiums written increased 22 percent due mainly to an increase in MPCI, primarily reflecting higher commodity prices and volatility factors, both of which impact pricing, as well as higher reported acreage from policyholders and policy count growth. In addition, our Chubb Agribusiness unit contributed to growth with strong renewal retention, including rate increases, and new business.

Net premiums earned decreased $139 million for the three months ended March 31, 2022, due to the factors described above.

Combined Ratio
The combined ratio for the three months ended March 31, 2022 was impacted by higher favorable prior period development, including the return of premium to the U.S. government under the profit-sharing agreement related to the profitable 2021 crop year described above. This return of premium resulted in a reduction to net premiums earned of $161 million and a corresponding reduction to incurred losses, with no net impact to underwriting income.

The CAY loss and loss expense ratio decreased 0.6 percentage point for the three months ended March 31, 2022, primarily due to the favorable year-over-year impact of the commodity hedge gain of 1.9 percentage points, partially offset by higher premiums earned from MPCI, which have a higher loss ratio.

The CAY policy acquisition cost ratio decreased 0.9 percentage point for the three months ended March 31, 2022, primarily due to higher premiums earned from MPCI, which have a lower acquisition cost ratio.

The CAY administrative expense ratio decreased 3.7 percentage points for the three months ended March 31, 2022, primarily due to higher Administrative and Operating (A&O) reimbursements on the MPCI business, as well as expense management.

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

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2022	2021	Q-22 vs. Q-21
Net premiums written	$3,079	$2,890	6.5%
Net premiums written - constant dollars			11.9%
Net premiums earned	2,628	2,478	6.0%
Losses and loss expenses	1,389	1,263	10.0%
Policy acquisition costs	679	668	1.6%
Administrative expenses	269	266	1.2%
Underwriting income	291	281	3.3%
Net investment income	147	141	4.2%
Other (income) expense	2	1	100.0%
Amortization of purchased intangibles	14	12	10.2%
Segment income	$422	$409	3.2%
Loss and loss expense ratio:
CAY loss ratio excluding catastrophe losses	49.4%	49.9%	(0.5)	pts
Catastrophe losses	5.8%	2.1%	3.7	pts
Prior period development	(2.3)%	(1.0)%	(1.3)	pts
Loss and loss expense ratio	52.9%	51.0%	1.9	pts
Policy acquisition cost ratio	25.8%	27.0%	(1.2)	pts
Administrative expense ratio	10.2%	10.7%	(0.5)	pts
Combined ratio	88.9%	88.7%	0.2	pts

Catastrophe Losses and Prior Period Development

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2022	2021
Catastrophe losses	$151	$50
Favorable prior period development	$60	$25

Catastrophe losses through March 31, 2022 and 2021 were primarily from the following events:
•2022: Australia storms and international weather-related events.
•2021: Winter storm losses in the U.S. and international weather-related events.

Refer to the prior period development discussion in Note 6 to the Consolidated Financial Statements for additional information.

Net Premiums Written by Region	Three months ended March 31
(in millions of U.S. dollars, except for percentages)	2022	2022 % of Total	2021	2021 % of Total	C$ 2021	Q-22 vs. Q-21	C$ Q-22 vs. Q-21
Region
Europe, Middle East, and Africa	$1,654	54%	$1,551	54%	$1,482	6.6%	11.6%
Latin America	605	19%	537	19%	512	12.8%	18.1%
Asia Pacific ex Japan	668	22%	637	22%	605	4.9%	10.4%
Japan	115	4%	124	4%	113	(7.4)%	1.6%
Other (1)	37	1%	41	1%	40	(10.7)%	(7.8)%
Net premiums written	$3,079	100%	$2,890	100%	$2,752	6.5%	11.9%
(1)    Includes the international supplemental A&H business of Combined Insurance and other international operations.

Premiums
Net premiums written increased $189 million, or $327 million on a constant-dollar basis, for the three months ended March 31, 2022, reflecting an increase in commercial lines of 8.6 percent, or 13.6 percent on a constant-dollar basis, and growth in consumer lines of 3.0 percent, or 9.0 percent on a constant-dollar basis.

Growth in Europe, Middle East, and Africa for the three months ended March 31, 2022 was primarily driven by higher new business and positive rate increases in commercial lines, including commercial casualty, property, and financial lines. Consumer lines increased primarily due to A&H, reflecting increased travel volume. Additionally, A&H in the prior year was adversely impacted by restrictions resulting from the COVID-19 pandemic.

Latin America increased for the three months ended March 31, 2022 driven by growth in consumer lines, including automobile in personal and travel in A&H. Commercial lines also grew due to exposure increases and new business in commercial lines, primarily property.

Asia Pacific ex Japan increased for the three months ended March 31, 2022 driven by higher new business, higher retention and positive rate increases in commercial lines, including financial lines, property and casualty, and growth in consumer lines, primarily specialty in personal and travel in A&H.

Japan increased for the three months ended March 31, 2022 primarily from new business in A&H.

Net premiums earned increased $150 million, or $261 million on a constant-dollar basis, for the three months ended March 31, 2022, reflecting the increase in net premiums written described above.

Combined Ratio
The loss and loss expense ratio increased for the three months ended March 31, 2022, primarily due to higher catastrophe losses, partially offset by higher favorable prior period development. The CAY loss ratio excluding catastrophe losses decreased for the three months ended March 31, 2022, primarily reflecting underlying loss ratio improvement, including earned rate exceeding loss cost trends.

The policy acquisition cost ratio decreased for the three months ended March 31, 2022, primarily due to a change in the mix of business, including less premiums earned from consumer lines that have a higher acquisition cost ratio and higher premiums earned from commercial lines that have a lower acquisition cost ratio.

The administrative expense ratio decreased for the three months ended March 31, 2022, primarily due to the favorable impact of higher net premiums earned, partially offset by increased investment to support growth.

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

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2022	2021	Q-22 vs. Q-21
Net premiums written	$253	$207	22.0%
Net premiums written - constant dollars			22.4%
Net premiums earned	235	180	30.8%
Losses and loss expenses	115	120	(4.6)%
Policy acquisition costs	62	45	39.3%
Administrative expenses	9	8	5.3%
Underwriting income	49	7	NM
Net investment income	85	70	20.7%
Segment income	$134	$77	74.9%
Loss and loss expense ratio:
CAY loss ratio excluding catastrophe losses	49.9%	48.3%	1.6	pts
Catastrophe losses	0.4%	23.8%	(23.4)	pts
Prior period development	(1.5)%	(5.2)%	3.7	pts
Loss and loss expense ratio	48.8%	66.9%	(18.1)	pts
Policy acquisition cost ratio	26.5%	24.9%	1.6	pts
Administrative expense ratio	3.7%	4.6%	(0.9)	pts
Combined ratio	79.0%	96.4%	(17.4)	pts
NM - not meaningful

Catastrophe Losses and Prior Period Development

	Three Months Ended
	March 31
(in millions of U.S dollars)	2022	2021
Catastrophe losses	$1	$40
Favorable prior period development	$3	$7

Catastrophe losses through March 31, 2021 were primarily from winter storm losses in the U.S.

Premiums
Net premiums written increased $46 million for the three months ended March 31, 2022, primarily due to continued growth in the portfolio reflecting the impact of new treaties bound in the current quarter and in 2021, as well as favorable premium adjustments.

Net premiums earned increased $55 million for the three months ended March 31, 2022, primarily reflecting the increase in net premiums written described above.

Combined Ratio
The loss and loss expense ratio decreased for the three months ended March 31, 2022, primarily due to lower catastrophe losses. The CAY loss ratio excluding catastrophe losses increased for the three months ended March 31, 2022, primarily due to a shift in the mix of business.

The policy acquisition cost ratio increased for the three months ended March 31, 2022, primarily due to a shift in the mix of business.

The administrative expense ratio decreased for the three months ended March 31, 2022, primarily from the favorable impact of higher net premiums earned.
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

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2022	2021	Q-22 vs. Q-21
Net premiums written	$586	$620	(5.5)%
Net premiums written - constant dollars			(3.5)%
Net premiums earned	551	595	(7.5)%
Losses and loss expenses	154	198	(22.1)%
Policy benefits	176	163	8.2%
Policy acquisition costs	151	179	(15.8)%
Administrative expenses	84	82	2.0%
Net investment income	103	98	5.1%
Life Insurance underwriting income	89	71	24.7%
Other (income) expense	(28)	(34)	(16.9)%
Amortization of purchased intangibles	2	1	100.0%
Segment income	$115	$104	10.0%

Premiums
Net premiums written decreased $34 million, or $21 million on a constant-dollar basis for the three months ended March 31, 2022. For our International life operations, net premiums written decreased 4.5 percent as growth in Asia from new business in Taiwan and Vietnam was offset by a decline in Latin America from lower business in Chile. Net premiums written also reflects a decline in our North American Combined Insurance business of 7.4 percent.

Deposits
The following table presents deposits collected on universal life and investment contracts:

	Three Months Ended
	March 31			% Change
(in millions of U.S. dollars, except for percentages)	2022	2021	C$ 2021	Q-22 vs. Q-21	C$ Q-22 vs. Q-21
Deposits collected on universal life and investment contracts	$557	$551	$555	0.9%	0.3%

Deposits collected on universal life and investment contracts (life deposits) are not reflected as revenues in our Consolidated statements of operations in accordance with GAAP. New life deposits are an important component of production, and although they do not significantly affect current period income from operations, they are key to our efforts to grow our business. Life deposits collected increased $6 million for the three months ended March 31, 2022, primarily in Taiwan.

Life Insurance underwriting income and Segment income
Life Insurance underwriting income increased $18 million for the three months ended March 31, 2022, primarily reflecting lower year-over-year COVID-related losses. Segment income increased $11 million for the three months ended March 31, 2022, primarily due to the increase in underwriting income described above, partially offset by lower income from our investment in Huatai, our partially-owned insurance entity in China.

Corporate

Corporate results primarily include the results of our non-insurance companies, income and expenses not attributable to reportable segments and loss and loss expenses of asbestos and environmental (A&E) liabilities and certain other non-A&E run-off exposures, including molestation.

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2022	2021	Q-22 vs. Q-21
Losses and loss expenses	$10	$9	0.1%
Administrative expenses	83	71	19.6%
Underwriting loss	93	80	17.4%
Net investment income (loss)	(5)	(17)	(73.4)%
Interest expense	132	122	7.4%
Net realized gains (losses)	100	888	(88.8)%
Other (income) expense	(259)	(415)	(37.5)%
Amortization of purchased intangibles	46	49	(7.6)%
Income tax expense	355	338	5.2%
Net income (loss)	$(272)	$697	NM
NM - not meaningful

Administrative expenses increased $12 million for the three months ended March 31, 2022, primarily due to higher employee-related expenses and increased investment to support growth.

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

The effect of market movements on our fixed maturities portfolio impacts Net income (through Net realized gains (losses)) when securities are sold, when we write down an asset, or when we record a change to the valuation allowance for expected credit losses. For a further discussion related to how we assess the valuation allowance for expected credit losses and the related impact on Net income, refer to Note 1 e) to the Consolidated Financial Statements in our 2021 Form 10-K. Additionally, Net income is impacted through the reporting of changes in the fair value of equity securities, private equity funds where we own less than three percent, and derivatives, including financial futures, options, swaps, and GLB reinsurance. Changes in unrealized appreciation and depreciation on available for sale securities, resulting from the revaluation of securities held, changes in cumulative foreign currency translation adjustment, and unrealized postretirement benefit obligations liability adjustment, are reported as separate components of Accumulated other comprehensive income in Shareholders’ equity in the Consolidated balance sheets.
The following table presents our net realized and unrealized gains (losses):

	Three Months Ended March 31
	2022			2021
(in millions of U.S. dollars)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact
Fixed maturities	$(136)	$(4,652)	$(4,788)	$24	$(2,317)	$(2,293)
Fixed income and equity derivatives	47	—	47	109	—	109
Public equity
Sales	255	—	255	45	—	45
Mark-to-market	(199)	—	(199)	322	—	322
Private equity (less than 3 percent ownership)
Mark-to-market	55	—	55	38	—	38
Total investment portfolio	22	(4,652)	(4,630)	538	(2,317)	(1,779)
Mark-to-market from variable annuity reinsurance derivative transactions, net of applicable hedges	77	—	77	275	—	275
Other derivatives	1	—	1	(1)	—	(1)
Foreign exchange	75	67	142	76	22	98
Other (1)	(74)	19	(55)	(1)	(28)	(29)
Net gains (losses), pre-tax	$101	$(4,566)	$(4,465)	$887	$(2,323)	$(1,436)
(1)     Other realized losses include impairment of assets related to Chubb's Russian entities.

Pre-tax net losses of $4,630 million in our investment portfolio for the three months ended March 31, 2022 were principally the result of an increase in interest rates.

The variable annuity reinsurance derivative transactions consist of changes in the fair value of GLB liabilities and gains or losses on other derivative instruments we maintain that decrease in fair value when the S&P 500 index increases. The variable annuity reinsurance derivative transactions resulted in realized gains of $77 million for the three months ended March 31, 2022, reflecting a net gain of $35 million, primarily from a decrease in the fair value of the GLB liabilities due to higher interest rates, partially offset by lower global equity markets, and a net realized gain of $42 million related to these derivative instruments.

For the three months ended March 31, 2021, the variable annuity reinsurance derivative transactions resulted in realized gains of $275 million, reflecting a net decrease in the fair value of the GLB liabilities of $319 million due to higher interest rates and higher global equity markets, partially offset by a net realized loss of $44 million related to these derivative instruments.

Effective Income Tax Rate
Our effective tax rate (ETR) for the three months ended March 31, 2022 was 15.2 percent compared to 12.8 percent in the prior year period. Our ETR reflects a mix of income or losses in jurisdictions with a wide range of tax rates, permanent differences between GAAP and local tax laws, and the impact of discrete items. The ETR in the current year period was impacted by our mix of earnings among various jurisdictions and discrete tax benefits.

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
Three Months Ended
March 31, 2022
(in millions of U.S. dollars except for ratios)
Numerator
Losses and loss expenses	A	$2,497	$713	$(92)	$1,389	$115	$10	$4,632
Catastrophe losses and related adjustments
Catastrophe losses, net of related adjustments		(81)	(100)	—	(151)	(1)	—	(333)
Reinstatement premiums collected (expensed) on catastrophe losses		—	—	—	—	—	—	—
Catastrophe losses, gross of related adjustments		(81)	(100)	—	(151)	(1)	—	(333)
PPD and related adjustments
PPD, net of related adjustments - favorable (unfavorable)		108	51	26	60	3	(8)	240
Net premiums earned adjustments on PPD - unfavorable (favorable)		—	—	159	—	—	—	159
Expense adjustments - unfavorable (favorable)		6	—	(1)	—	—	—	5
PPD reinstatement premiums - unfavorable (favorable)		—	—	—	—	1	—	1
PPD, gross of related adjustments - favorable (unfavorable)		114	51	184	60	4	(8)	405
CAY loss and loss expense ex CATs	B	$2,530	$664	$92	$1,298	$118	$2	$4,704
Policy acquisition costs and administrative expenses
Policy acquisition costs and administrative expenses	C	$838	$329	$11	$948	$71	$83	$2,280
Expense adjustments - favorable (unfavorable)		(6)	—	1	—	—	—	(5)
Policy acquisition costs and administrative expenses, adjusted	D	$832	$329	$12	$948	$71	$83	$2,275
Denominator
Net premiums earned	E	$4,114	$1,247	$(29)	$2,628	$235		$8,195
Net premiums earned adjustments on PPD - unfavorable (favorable)		—	—	159	—	—		159
PPD reinstatement premiums - unfavorable (favorable)		—	—	—	—	1		1
Net premiums earned excluding adjustments	F	$4,114	$1,247	$130	$2,628	$236		$8,355
P&C Combined ratio
Loss and loss expense ratio	A/E	60.7%	57.2%	318.4%	52.9%	48.8%		56.5%
Policy acquisition cost and administrative expense ratio	C/E	20.4%	26.3%	(36.8)%	36.0%	30.2%		27.8%
P&C Combined ratio		81.1%	83.5%	281.6%	88.9%	79.0%		84.3%
CAY P&C Combined ratio ex CATs
Loss and loss expense ratio, adjusted	B/F	61.5%	53.3%	70.6%	49.4%	49.9%		56.3%
Policy acquisition cost and administrative expense ratio, adjusted	D/F	20.2%	26.3%	8.9%	36.1%	30.0%		27.2%
CAY P&C Combined ratio ex CATs		81.7%	79.6%	79.5%	85.5%	79.9%		83.5%
Combined ratio
Combined ratio								84.3%
Add: impact of gains and losses on crop derivatives								—
P&C Combined ratio								84.3%
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

Amortization of Purchased Intangibles and Other Amortization
Amortization expense related to purchased intangibles was $71 million and $72 million for the three months ended March 31, 2022 and 2021, respectively, and principally relates to the Chubb Corp acquisition.

The following table presents, as of March 31, 2022, the estimated pre-tax amortization expense (benefit) of purchased intangibles, at current foreign currency exchange rates, for the second through fourth quarters of 2022 and for the next five years:

	Associated with the Chubb Corp Acquisition
For the Years Ending December 31 (in millions of U.S. dollars)	Agency distribution relationships and renewal rights	Fair value adjustment on Unpaid losses and loss expenses	Total (1)	Other intangible assets (2)	Total Amortization of purchased intangibles
Second quarter of 2022	$49	$(4)	$45	$25	$70
Third quarter of 2022	49	(4)	45	25	70
Fourth quarter of 2022	49	(4)	45	25	70
2023	178	(7)	171	96	267
2024	160	(5)	155	90	245
2025	144	(6)	138	89	227
2026	130	(6)	124	86	210
2027	117	(7)	110	83	193
Total	$876	$(43)	$833	$519	$1,352
(1)Recorded in Corporate.
(2)Recorded in applicable segment(s) that acquired the intangible assets.

Reduction of deferred tax liability associated with Other intangible assets
At March 31, 2022, the deferred tax liability associated with Other intangible assets (excluding the fair value adjustment on Unpaid losses and loss expense) was $1,200 million.

The following table presents as of March 31, 2022, the expected reduction to the deferred tax liability associated with the amortization of Other intangible assets, at current foreign currency exchange rates, for the second through fourth quarters of 2022 and for the next five years:

For the Years Ending December 31 (in millions of U.S. dollars)	Reduction to deferred tax liability associated with intangible assets
Second quarter of 2022	$16
Third quarter of 2022	16
Fourth quarter of 2022	17
2023	61
2024	55
2025	52
2026	48
2027	44
Total	$309

Amortization of the fair value adjustment on acquired invested assets and assumed long-term debt
The following table presents at March 31, 2022, the expected amortization expense of the fair value adjustment on acquired invested assets related to the Chubb Corp acquisition, at current foreign currency exchange rates, and the expected amortization benefit from the fair value adjustment on assumed long-term debt for the second through fourth quarters of 2022 and for the next five years:

	Amortization (expense) benefit of the fair value adjustment on
For the Years Ending December 31 (in millions of U.S. dollars)	Acquired invested assets (1)	Assumed long-term debt (2)
Second quarter of 2022	$(19)	$5
Third quarter of 2022	(17)	5
Fourth quarter of 2022	(16)	6
2023	(50)	21
2024	(9)	21
2025	—	21
2026	—	21
2027	—	21
Total	$(111)	$121
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

Net Investment Income

	Three Months Ended March 31
(in millions of U.S. dollars)	2022	2021
Fixed maturities (1)	$799	$840
Short-term investments	9	9
Other interest income	3	2
Equity securities	38	36
Other investments	19	23
Gross investment income (1)	868	910
Investment expenses	(46)	(47)
Net investment income (1)	$822	$863
(1) Includes amortization expense related to fair value adjustment of acquired invested assets related to the Chubb Corp acquisition	$(16)	$(26)

Net investment income is influenced by a number of factors including the amounts and timing of inward and outward cash flows, the level of interest rates, and changes in overall asset allocation. Net investment income decreased 4.8 percent for the three months ended March 31, 2022, primarily due to lower reinvestment rates on new and reinvested fixed maturities.

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

	Three Months Ended March 31
(in millions of U.S. dollars)	2022	2021
Total mark-to-market gain on private equity, pre-tax	$310	$438

Investments
Our investment portfolio is invested primarily in publicly traded, investment grade, fixed income securities with an average credit quality of A/A as rated by the independent investment rating services Standard and Poor’s (S&P)/Moody’s Investors Service (Moody’s) at March 31, 2022. The portfolio is externally managed by independent, professional investment managers and is broadly diversified across geographies, sectors, and issuers. Other investments principally comprise direct investments, investment funds, and limited partnerships. We hold no collateralized debt obligations in our investment portfolio, and we provide no credit default protection. We have long-standing global credit limits for our entire portfolio across the organization. Exposures are aggregated, monitored, and actively managed by our Global Credit Committee, comprising senior executives, including our Chief Financial Officer, our Chief Risk Officer, our Chief Investment Officer, and our Treasurer. We also have well-established, strict contractual investment rules requiring managers to maintain highly diversified exposures to individual issuers and closely monitor investment manager compliance with portfolio guidelines.

The average duration of our fixed income securities, including the effect of options and swaps, was 4.2 years and 4.1 years at March 31, 2022 and December 31, 2021, respectively. We estimate that a 100 basis point (bps) increase in interest rates would reduce the valuation of our fixed income portfolio by approximately $4.3 billion at March 31, 2022. The following table shows the fair value and cost/amortized cost, net of valuation allowance, of our invested assets:

	March 31, 2022		December 31, 2021
(in millions of U.S. dollars)	Fair Value	Cost/ Amortized Cost, Net	Fair Value	Cost/ Amortized Cost, Net
Fixed maturities available for sale	$89,479	$91,499	$93,108	$90,479
Fixed maturities held to maturity	9,888	9,818	10,647	10,118
Short-term investments	3,407	3,408	3,146	3,147
Fixed income securities	102,774	104,725	106,901	103,744
Equity securities	3,596	3,596	4,782	4,782
Other investments	11,947	11,947	11,169	11,169
Total investments	$118,317	$120,268	$122,852	$119,695

The fair value of our total investments decreased $4.5 billion during the three months ended March 31, 2022 due to unrealized losses on fixed maturities and share repurchases, partially offset by strong operating cash flows.

The following tables present the fair value of our fixed income securities at March 31, 2022 and December 31, 2021. The first table lists investments according to type and second according to S&P credit rating:

	March 31, 2022		December 31, 2021
(in millions of U.S. dollars, except for percentages)	Fair Value	% of Total	Fair Value	% of Total
U.S. Treasury / Agency	$3,276	3%	$3,458	3%
Corporate and asset-backed securities	39,604	39%	41,264	39%
Mortgage-backed securities	21,489	21%	22,292	21%
Municipal	9,023	9%	9,650	9%
Non-U.S.	25,975	25%	27,091	25%
Short-term investments	3,407	3%	3,146	3%
Total	$102,774	100%	$106,901	100%
AAA	$15,029	15%	$15,364	14%
AA	33,592	33%	35,179	33%
A	18,821	18%	20,171	19%
BBB	16,820	16%	17,362	16%
BB	9,065	9%	9,084	8%
B	8,983	9%	9,202	9%
Other	464	—%	539	1%
Total	$102,774	100%	$106,901	100%

Corporate and asset-backed securities
The following table presents our 10 largest global exposures to corporate bonds by fair value at March 31, 2022:

(in millions of U.S. dollars)	Fair Value
Bank of America Corp	$650
JP Morgan Chase & Co	571
Wells Fargo & Co	527
AT&T Inc	488
Comcast Corp	453
Verizon Communications Inc	451
Morgan Stanley	436
Citigroup Inc	384
Goldman Sachs Group Inc	365
Anheuser-Busch InBev SA/NV	315

Mortgage-backed securities
The following table shows the fair value and amortized cost, net of valuation allowance, of our mortgage-backed securities:

	S&P Credit Rating					Fair Value	Amortized Cost, Net
March 31, 2022 (in millions of U.S. dollars)	AAA	AA	A	BBB	BB and below	Total	Total
Agency residential mortgage-backed securities (RMBS)	$85	$17,567	$—	$—	$—	$17,652	$18,270
Non-agency RMBS	429	44	62	45	5	585	615
Commercial mortgage-backed securities	2,810	263	164	11	4	3,252	3,315
Total mortgage-backed securities	$3,324	$17,874	$226	$56	$9	$21,489	$22,200

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

Our non-U.S. investment grade fixed income portfolios are currency-matched with the insurance liabilities of our non-U.S. operations. The average credit quality of our non-U.S. fixed income securities is A and 45 percent of our holdings are rated AAA or guaranteed by governments or quasi-government agencies. Within the context of these investment portfolios, our government and corporate bond holdings are highly diversified across industries and geographies. Issuer limits are based on credit rating (AA—two percent, A—one percent, BBB—0.5 percent of the total portfolio) and are monitored daily via an internal compliance system. We manage our indirect exposure using the same credit rating based investment approach. Accordingly, we do not believe our indirect exposure is material.
The following table summarizes the fair value and amortized cost, net of valuation allowance, of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. government securities at March 31, 2022:

(in millions of U.S. dollars)	Fair Value	Amortized Cost, Net
Canada	$957	$995
Republic of Korea	903	895
Province of Ontario	633	654
Federative Republic of Brazil	586	598
United Mexican States	571	595
Kingdom of Thailand	510	498
United Kingdom	487	497
Socialist Republic of Vietnam	470	343
Commonwealth of Australia	455	486
Province of Quebec	395	405
Other Non-U.S. Government Securities	5,079	5,196
Total	$11,046	$11,162

The following table summarizes the fair value and amortized cost, net of valuation allowance, of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. corporate securities at March 31, 2022:

(in millions of U.S. dollars)	Fair Value	Amortized Cost, Net
United Kingdom	$2,337	$2,388
Canada	1,860	1,909
United States (1)	1,254	1,284
France	1,220	1,244
Australia	961	993
Japan	763	787
Germany	578	594
Switzerland	552	566
Netherlands	527	530
China	394	408
Other Non-U.S. Corporate Securities	4,483	4,603
Total	$14,929	$15,306
(1)     The countries that are listed in the non-U.S. corporate fixed income portfolio above represent the ultimate parent company's country of risk. Non-U.S. corporate securities could be issued by foreign subsidiaries of U.S. corporations.

Below-investment grade corporate fixed income portfolio
Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss from default by the borrower is greater with below-investment grade securities. Below-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than investment grade issuers. At March 31, 2022, our corporate fixed income investment portfolio included below-investment grade and non-rated securities which, in total, comprised approximately 16 percent of our fixed income portfolio. Our below-investment grade and non-rated portfolio includes 1,700 issuers, with the greatest single exposure being $143 million.

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

Critical Accounting Estimates
As of March 31, 2022, there were no material changes to our critical accounting estimates. For a full discussion of our critical accounting estimates, refer to Item 7 in our 2021 Form 10-K.

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

The following table presents a roll-forward of our unpaid losses and loss expenses:

(in millions of U.S. dollars)	Gross Losses	Reinsurance Recoverable (1)	Net Losses
Balance at December 31, 2021	$72,943	$16,184	$56,759
Losses and loss expenses incurred	6,260	1,473	4,787
Losses and loss expenses paid	(5,308)	(947)	(4,361)
Other (including foreign exchange translation)	(51)	(64)	13
Balance at March 31, 2022	$73,844	$16,646	$57,198
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

Asbestos and Environmental (A&E)
There was no significant A&E reserve activity during the three months ended March 31, 2022. A&E reserves are included in Corporate. Refer to our 2021 Form 10-K for further information on our A&E exposures.

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

Catastrophe Management
We actively monitor and manage our catastrophe risk accumulation around the world from natural perils, including setting risk limits based on probable maximum loss (PML), and purchasing catastrophe reinsurance, to ensure sufficient liquidity and capital to meet the expectations of regulators, rating agencies and policyholders, and to provide shareholders with an appropriate risk-adjusted return. Chubb uses internal and external data together with sophisticated analytical, catastrophe loss and risk modeling techniques to ensure an appropriate understanding of risk, including diversification and correlation effects, across different product lines and territories. The table below presents our modeled pre-tax estimates of natural catastrophe PML, net of reinsurance, at March 31, 2022, and does not represent our expected catastrophe losses for any one year.

	Modeled Net Probable Maximum Loss (PML) Pre-tax
	Worldwide (1)		U.S. Hurricane (2)		California Earthquake (3)
	Annual Aggregate		Annual Aggregate		Single Occurrence
(in millions of U.S. dollars, except for percentages)	Chubb	% of Total Shareholders’ Equity	Chubb	% of Total Shareholders’ Equity	Chubb	% of Total Shareholders’ Equity
1-in-10	$2,160	3.8%	$1,117	2.0%	$142	0.3%
1-in-100	$4,513	8.0%	$2,889	5.1%	$1,303	2.3%
1-in-250	$7,417	13.1%	$5,393	9.5%	$1,487	2.6%
(1)    Worldwide aggregate is comprised of losses arising from tropical cyclones, convective storms, earthquakes, U.S. wildfires and inland floods, and excludes "non-modeled" perils such as man-made and other catastrophe risks including pandemic.
(2)    U.S. hurricane losses include losses from wind and storm-surge and exclude rainfall.
(3)    California earthquakes include the fire-following sub-peril.

The PML for worldwide and key U.S. peril regions are based on our in-force portfolio at January 1, 2022, and reflect the April 1, 2022 reinsurance program (see Global Property Catastrophe Reinsurance Program section) as well as inuring reinsurance protection coverages. These estimates assume that reinsurance recoverable is fully collectible.

According to the model, for the 1-in-100 return period scenario, there is a one percent chance that our pre-tax annual aggregate losses incurred in any year from U.S. hurricane events could be in excess of $2,889 million (or 5.1 percent of our total shareholders’ equity at March 31, 2022). Effective December 31, 2021, our worldwide PMLs include losses from U.S. wildfire and U.S. inland flood.

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
•The potential effects of climate change add to modeling complexity; and
•Changing climate conditions could impact our exposure to natural catastrophe risks. Published studies by leading government, academic and professional organizations combined with extensive research by Chubb climate scientists reveal the potential for increases in the frequency and severity of key natural perils such as tropical cyclones, inland flood, and wildfire. To understand the potential impacts on the Chubb portfolio, we have conducted stress tests on our peak exposure zone, namely in the U.S., using parameters outlined by the Intergovernmental Panel on Climate Change (IPCC) Climate Change 2021 report. These parameters consider the impacts of climate change and the resulting climate peril impacts over a timescale relevant to our business. The tests are conducted by adjusting our baseline view of risk for the perils of hurricane, inland flood, and wildfire in the U.S. to reflect increases in frequency and severity across the modeled domains for each of these perils. Based on these tests against the Chubb portfolio we do not expect material impacts to our baseline PMLs from climate change through December 31, 2022. These tests reflect current exposures only and exclude potentially mitigating factors such as changes to building codes, public or private risk mitigation, regulation and public policy.

Refer to Item 7 in our 2021 Form 10-K for more information on man-made and other catastrophes.

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

Chubb renewed its Global Property Catastrophe Reinsurance Program for our North American and International operations effective April 1, 2022, through March 31, 2023, with no material changes in coverage from the expiring program. The program consists of three layers in excess of losses retained by Chubb on a per occurrence basis. In addition, Chubb renewed its terrorism coverage (excluding nuclear, biological, chemical and radiation coverage, with an inclusion of coverage for biological and chemical coverage for personal lines) for the United States from April 1, 2022, through March 31, 2023 with the same limits and retention and percentage placed except that the majority of terrorism coverage is on an aggregate basis above our retentions without a reinstatement.

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

Liquidity
We anticipate that positive cash flows from operations (underwriting activities and investment income) should be sufficient to cover cash outflows under most loss scenarios for the near term. In addition to cash from operations, routine sales of investments, and financing arrangements, we have agreements with a third-party bank provider which implemented two international multi-currency notional cash pooling programs to enhance cash management efficiency during periods of short-term timing mismatches between expected inflows and outflows of cash by currency. The programs allow us to optimize investment income by avoiding portfolio disruption. Should the need arise, we generally have access to capital markets and to credit facilities with letter of credit capacity of $3.7 billion with a sub-limit of $1.9 billion for revolving credit. At March 31, 2022, our usage under these facilities was $1.3 billion in letters of credit. Our access to credit under these facilities is dependent on the ability of the banks that are a party to the facilities to meet their funding commitments. The facilities require that we maintain certain financial covenants, all of which we met at March 31, 2022. Should the existing credit providers on these facilities experience financial difficulty, we may be required to replace credit sources, possibly in a difficult market. If we cannot obtain adequate capital or sources of credit on favorable terms, on a timely basis, or at all, our business, operating results, and financial condition could be adversely affected. To date, we have not experienced difficulty accessing our credit facilities.

The payment of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction, as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies. During the three months ended March 31, 2022, we were able to meet all our obligations, including the payments of dividends on our Common Shares, with our net cash flows.

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions as well as the subsidiary’s financial condition are paramount to the dividend decision. Chubb Limited received dividends of $1.0 billion and $740 million from its Bermuda subsidiaries during the three months ended March 31, 2022 and 2021, respectively.

The U.S. insurance subsidiaries of Chubb INA Holdings Inc. (Chubb INA) may pay dividends, without prior regulatory approval, subject to restrictions set out in state law of the subsidiary’s domicile (or, if applicable, commercial domicile). Chubb INA’s international subsidiaries are also subject to insurance laws and regulations particular to the countries in which the subsidiaries operate. These laws and regulations sometimes include restrictions that limit the amount of dividends payable without prior approval of regulatory insurance authorities. Chubb Limited received no dividends from Chubb INA during the three months ended March 31, 2022 and 2021. Debt issued by Chubb INA is serviced by statutorily permissible distributions by Chubb INA’s insurance subsidiaries to Chubb INA as well as other group resources. Chubb INA received no dividends from its subsidiaries during the three months ended March 31, 2022 and 2021.

Cash Flows
Our sources of liquidity include cash from operations, routine sales of investments, and financing arrangements. The following is a discussion of our cash flows for the three months ended March 31, 2022 and 2021.

Operating cash flows were $2.4 billion in the three months ended March 31, 2022, compared to $2.1 billion in the prior year period. The increase of $335 million is due to higher premiums collected reflecting premium growth, principally in our commercial lines, and lower taxes paid, partially offset by higher losses paid.

Cash used for investing was $995 million in the three months ended March 31, 2022, compared to $1.3 billion in the prior year period, a decrease of $257 million. Cash used for investing in the current year included higher net sales of equity securities of $730 million, partially offset by higher private equity contributions, net of distributions received, of $241 million, and higher net purchases of fixed maturities of $95 million. In addition, cash used related to acquisitions of Huatai Group ownership interest was $113 million in 2022 compared to $65 million in 2021.

Cash used for financing was $1.3 billion in the three months ended March 31, 2022, compared to $812 million in the prior year period, an increase of $490 million, principally from more shares repurchased in the current year.

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

We use repurchase agreements as a low-cost funding alternative. At March 31, 2022, there were $1.4 billion in repurchase agreements outstanding with various maturities over the next seven months.

Capital Resources
Capital resources consist of funds deployed or available to be deployed to support our business operations.

	March 31	December 31
(in millions of U.S. dollars, except for ratios)	2022	2021
Short-term debt	$1,474	$999
Long-term debt	14,585	15,169
Total financial debt	16,059	16,168
Trust preferred securities	308	308
Total shareholders’ equity	56,698	59,714
Total capitalization	$73,065	$76,190
Ratio of financial debt to total capitalization	22.0%	21.2%
Ratio of financial debt plus trust preferred securities to total capitalization	22.4%	21.6%

The ratios of financial debt to total capitalization in the table above are higher at March 31, 2022 compared to December 31, 2021 from the decline in shareholders' equity, principally reflecting net unrealized depreciation on investments in the current period compared to net unrealized appreciation in 2021.

Repurchase agreements are excluded from the table above and are disclosed separately from short-term debt in the Consolidated balance sheets. The repurchase agreements are collateralized borrowings where we maintain the right and ability to redeem the collateral on short notice, unlike short-term debt which comprises the current maturities of our long-term debt instruments.

For the three months ended March 31, 2022, we repurchased $1.0 billion of Common Shares in a series of open market transactions under the Board of Directors (Board) share repurchase authorization. At March 31, 2022, there were 35,880,387 Common Shares in treasury with a weighted-average cost of $158.85 per share, and $1.6 billion in share repurchase authorization remained through June 30, 2022. For the period April 1, 2022 through April 28, 2022, we repurchased 115,000 Common Shares for a total of $24 million in a series of open market transactions. At April 28, 2022, $1.6 billion in share repurchase authorization remained.

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

At our May 2021 annual general meeting, our shareholders approved an annual dividend for the following year of up to $3.20 per share, or CHF 2.87 per share, calculated using the USD/CHF exchange rate as published in the Wall Street Journal on May 20, 2021, expected to be paid in four quarterly installments of $0.80 per share after the general meeting by way of a distribution from capital contribution reserves, transferred to free reserves for payment. The Board determines the record and payment dates at which the annual dividend may be paid until the date of the 2022 annual general meeting, and is authorized to abstain from distributing a dividend at its discretion. The four quarterly installments each of $0.80 per share were distributed by the Board as expected. The annual dividend approved in May 2021 represented a $0.08 per share increase ($0.02 per quarter) over the prior year dividend.

The following table represents dividends paid per Common Share to shareholders of record on each of the following dates:

Shareholders of record as of:	Dividends paid as of:
December 17, 2021	January 7, 2022	$0.80 (CHF 0.74)
March 18, 2022	April 8, 2022	$0.80 (CHF 0.74)

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

The following table presents the condensed balance sheets of Chubb Limited and Chubb INA Holdings Inc., after elimination of investment in any non-guarantor subsidiary:

	Chubb Limited (Parent Guarantor)		Chubb INA Holdings Inc. (Subsidiary Issuer)
	March 31	December 31	March 31	December 31
(in millions of U.S. dollars)	2022	2021	2022	2021
Assets
Investments	$—	$—	$150	$149
Cash	142	1	31	580
Due from parent guarantor/subsidiary issuer	2	2	732	348
Due from subsidiaries that are not issuers or guarantors	1,825	1,805	567	526
Other assets	8	16	2,197	1,667
Total assets	$1,977	$1,824	$3,677	$3,270
Liabilities
Due to parent guarantor/subsidiary issuer	$732	$348	$2	$2
Due to subsidiaries that are not issuers or guarantors	325	241	2,130	1,647
Affiliated notional cash pooling programs	—	8	—	—
Short-term debt	—	—	1,474	999
Long-term debt	—	—	14,585	15,169
Trust preferred securities	—	—	308	308
Other liabilities	350	363	1,845	1,803
Total liabilities	1,407	960	20,344	19,928
Total shareholders’ equity	570	864	(16,667)	(16,658)
Total liabilities and shareholders’ equity	$1,977	$1,824	$3,677	$3,270

The following table presents the condensed statements of operations and comprehensive income of Chubb Limited and Chubb INA Holdings Inc., excluding equity in earnings from non-guarantor subsidiaries:

Three Months Ended March 31, 2022	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)
(in millions of U.S. dollars)
Net investment income (loss)	$2	$(1)
Net realized gains (loss)	24	96
Administrative expenses	27	(28)
Interest (income) expense	(15)	138
Other (income) expense	(13)	10
Income tax expense (benefit)	7	(13)
Net income (loss)	$20	$(12)
Comprehensive income (loss)	$20	$(14)

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Refer to Item 7A included in our 2021 Form 10-K.

Foreign currency management
As a global company, Chubb entities transact business in multiple currencies. Our policy is to generally match assets, liabilities and required capital for each individual jurisdiction in local currency, which would include the use of derivatives. We do not hedge our net asset non-U.S. dollar capital positions. We occasionally engage in hedging activity for planned cross border transactions. For an estimated impact of foreign currency movement on our net assets denominated in non-U.S. currencies, refer to Item 7A in our 2021 Form 10-K. This information will be updated and disclosed in interim filings if our net assets in non-U.S. currencies change materially from the December 31, 2021 balances disclosed in the 2021 Form 10-K.

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

The tables below are estimates of the sensitivities to instantaneous changes in economic inputs (e.g., equity shock, interest rate shock etc.) at March 31, 2022 of the FVL and of the fair value of specific derivative instruments held (hedge value) to partially offset the risk in the variable annuity guarantee reinsurance portfolio. The following assumptions should be considered when using the below tables:

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

•The hedge sensitivity is from March 31, 2022 market levels and only applicable to the equity and interest rate sensitivities table below.

•The sensitivities do not scale linearly and may be proportionally greater for larger movements in the market factors. Actual sensitivity of our net income may differ from those disclosed in the tables below due to fluctuations in short-term market movements.

Sensitivities to equity and interest rate movements
(in millions of U.S. dollars)		Worldwide Equity Shock
Interest Rate Shock		+10%	Flat	-10%	-20%	-30%	-40%
+100 bps	(Increase)/decrease in FVL	$294	$198	$81	$(71)	$(260)	$(494)
	Increase/(decrease) in hedge value	(88)	—	88	175	263	351
	Increase/(decrease) in net income	$206	$198	$169	$104	$3	$(143)
Flat	(Increase)/decrease in FVL	$119	$—	$(151)	$(333)	$(555)	$(824)
	Increase/(decrease) in hedge value	(88)	—	88	175	263	351
	Increase/(decrease) in net income	$31	$—	$(63)	$(158)	$(292)	$(473)
-100 bps	(Increase)/decrease in FVL	$(105)	$(255)	$(431)	$(641)	$(893)	$(1,190)
	Increase/(decrease) in hedge value	(88)	—	88	175	263	351
	Increase/(decrease) in net income	$(193)	$(255)	$(343)	$(466)	$(630)	$(839)

Sensitivities to Other Economic Variables		AA-rated Credit Spreads		Interest Rate Volatility		Equity Volatility
(in millions of U.S. dollars)		+100 bps	-100 bps	+2%	-2%	+2%	-2%
(Increase)/decrease in FVL		$58	$(66)	$(2)	$2	$(20)	$19
Increase/(decrease) in net income		$58	$(66)	$(2)	$2	$(20)	$19

All our variable annuity reinsurance treaties include annual or aggregate claim limits and many include an aggregate deductible which limit the net amount at risk under these programs. For an estimated impact on the variable annuity net amount at risk from changes in equity market levels, refer to Item 7A in our 2021 Form 10-K. This information will be updated and disclosed in interim filings if the sensitivities change materially from the tables disclosed in the 2021 Form 10-K.

ITEM 4. Controls and Procedures
Chubb’s management, with the participation of Chubb’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Chubb’s disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as of March 31, 2022. Based upon that evaluation, Chubb’s Chief Executive Officer and Chief Financial Officer concluded that Chubb’s disclosure controls and procedures are effective in allowing information required to be disclosed in reports filed under the Securities Exchange Act of 1934 to be recorded, processed, summarized, and reported within time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to Chubb’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in Chubb's internal controls over financial reporting during the three months ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, Chubb's internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings
The information required with respect to this item is included in Note 7 g) to the Consolidated Financial Statements, which is hereby incorporated herein by reference.

ITEM 1A. Risk Factors
There have been no material changes to the risk factors described under "Risk Factors" under Item 1A of Part I of our 2021 Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

Issuer’s Repurchases of Equity Securities
The following table provides information with respect to purchases by Chubb of its Common Shares during the three months ended March 31, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan (3)
January 1 through January 31	1,017	$193.66	—	$2.65	billion
February 1 through February 28	2,755,652	$205.12	2,412,600	$2.15	billion
March 1 through March 31	2,510,320	$205.93	2,457,300	$1.65	billion
Total	5,266,989	$205.51	4,869,900
(1)This column represents open market share repurchases and the surrender to Chubb of Common Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and to cover the cost of the exercise of options by employees through stock swaps.
(2)The aggregate value of shares purchased in the three months ended March 31, 2022 as part of the publicly announced plan was $1.0 billion. In July 2021, the Board authorized a one-time incremental share repurchase program of up to $5.0 billion through June 30, 2022. Refer to Note 8 to the Consolidated Financial Statements for more information on the Chubb Limited securities repurchase authorizations.
(3)For the period April 1, 2022 through April 28, 2022, we repurchased 115,000 Common Shares for a total of $24 million in a series of open market transactions. As of April 28, 2022, $1.62 billion in share repurchase authorization remained through June 30, 2022.

ITEM 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
3.1	Articles of Association of the Company, as amended and restated	8-K	3.1	January 20, 2022

3.2	Organizational Regulations of the Company, as amended	8-K	3.1	November 21, 2016

4.1	Articles of Association of the Company, as amended and restated	8-K	4.1	January 20, 2022

4.2	Organizational Regulations of the Company, as amended	8-K	3.1	November 21, 2016

22.1	Guaranteed Securities	10-K	22.1	February 24, 2022

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

101.1	The following financial information from Chubb Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in Inline XBRL:
	(i) Consolidated Balance Sheets at March 31, 2022, and December 31, 2021; (ii) Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2022 and 2021; (iii) Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2022 and 2021; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021; and (v) Notes to Consolidated Financial Statements				X

104.1	The Cover Page Interactive Data File formatted in Inline XBRL (The cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101.1)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHUBB LIMITED
(Registrant)

April 29, 2022	/s/ Evan G. Greenberg
Evan G. Greenberg
Chairman and Chief Executive Officer

April 29, 2022	/s/ Peter C. Enns
Peter C. Enns
Executive Vice President and Chief Financial Officer