Form 10-Q
period 2022-06-30
Chubb Ltd
filed 2022-07-29
CIK 896159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022
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
Yes  ☑                                                 No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes  ☐                                               No  ☑
The number of registrant’s Common Shares (CHF 24.15 par value) outstanding as of July 22, 2022 was 417,641,404.

CHUBB LIMITED
INDEX TO FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements
CONSOLIDATED BALANCE SHEETS (Unaudited)
Chubb Limited and Subsidiaries

	June 30	December 31
(in millions of U.S. dollars, except share and per share data)	2022	2021
Assets
Investments
Fixed maturities available for sale, at fair value, net of valuation allowance - $78 and $14 (amortized cost – $88,516 and $90,493)	$82,069	$93,108
Fixed maturities held to maturity, at amortized cost, net of valuation allowance - $34 and $35 (fair value – $9,333 and $10,647)	9,532	10,118
Equity securities, at fair value	2,649	4,782
Short-term investments, at fair value (amortized cost – $3,433 and $3,147)	3,431	3,146
Other investments, at fair value	12,168	11,169
Total investments	109,849	122,323
Cash	7,122	1,659
Restricted cash	117	152
Securities lending collateral	1,658	1,831
Accrued investment income	829	821
Insurance and reinsurance balances receivable, net of valuation allowance - $50 and $46	12,758	11,322
Reinsurance recoverable on losses and loss expenses, net of valuation allowance - $341 and $329	17,777	17,366
Reinsurance recoverable on policy benefits	205	213
Deferred policy acquisition costs	5,602	5,513
Value of business acquired	221	236
Goodwill	15,045	15,213
Other intangible assets	5,272	5,455
Deferred tax assets	564	—
Prepaid reinsurance premiums	3,356	3,028
Investments in partially-owned insurance companies	3,002	3,130
Other assets	12,274	11,792
Total assets	$195,651	$200,054
Liabilities
Unpaid losses and loss expenses	$74,092	$72,943
Unearned premiums	20,386	19,101
Future policy benefits	5,940	5,947
Insurance and reinsurance balances payable	7,888	7,243
Securities lending payable	1,658	1,831
Accounts payable, accrued expenses, and other liabilities	14,516	15,004
Deferred tax liabilities	—	389
Repurchase agreements	3,411	1,406
Short-term debt	1,474	999
Long-term debt	14,311	15,169
Trust preferred securities	308	308
Total liabilities	143,984	140,340
Commitments and contingencies (refer to Note 7)
Shareholders’ equity
Common Shares (CHF 24.15 par value; 459,555,714 and 474,021,114 shares issued; 418,474,087 and 426,572,612 shares outstanding)	10,666	10,985
Common Shares in treasury (41,081,627 and 47,448,502 shares)	(6,794)	(7,464)
Additional paid-in capital	7,707	8,478
Retained earnings	48,363	47,365
Accumulated other comprehensive income (loss) (AOCI)	(8,275)	350
Total shareholders’ equity	51,667	59,714
Total liabilities and shareholders’ equity	$195,651	$200,054
See accompanying notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars, except per share data)	2022	2021	2022	2021
Revenues
Net premiums written	$10,302	$9,546	$19,501	$18,208
Increase in unearned premiums	(745)	(733)	(1,198)	(1,174)
Net premiums earned	9,557	8,813	18,303	17,034
Net investment income	888	884	1,710	1,747
Net realized gains (losses) (includes $(442), $12, $(578), and $36 reclassified from AOCI)	(504)	(33)	(403)	854
Total revenues	9,941	9,664	19,610	19,635
Expenses
Losses and loss expenses	5,408	5,006	10,195	10,059
Policy benefits	159	185	304	352
Policy acquisition costs	1,739	1,698	3,476	3,363
Administrative expenses	818	775	1,596	1,519
Interest expense	134	122	266	244
Other (income) expense	101	(777)	(209)	(1,267)
Amortization of purchased intangibles	71	73	142	145
Cigna integration expenses	3	—	3	—
Total expenses	8,433	7,082	15,773	14,415
Income before income tax	1,508	2,582	3,837	5,220
Income tax expense (includes $(77), $(6), $(99), and $(2) on unrealized gains and losses reclassified from AOCI)	293	317	648	655
Net income	$1,215	$2,265	$3,189	$4,565
Other comprehensive income (loss)
Unrealized appreciation (depreciation)	$(4,786)	$706	$(9,574)	$(1,587)
Reclassification adjustment for net realized (gains) losses included in net income	442	(12)	578	(36)
	(4,344)	694	(8,996)	(1,623)
Change in:
Cumulative foreign currency translation adjustment	(777)	308	(710)	330
Postretirement benefit liability adjustment	5	(9)	24	(37)
Other comprehensive income (loss), before income tax	(5,116)	993	(9,682)	(1,330)
Income tax (expense) benefit related to OCI items	245	(129)	1,057	283
Other comprehensive income (loss)	(4,871)	864	(8,625)	(1,047)
Comprehensive income (loss)	$(3,656)	$3,129	$(5,436)	$3,518
Earnings per share
Basic earnings per share	$2.88	$5.09	$7.53	$10.20
Diluted earnings per share	$2.86	$5.06	$7.46	$10.13
See accompanying notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2022	2021	2022	2021
Common Shares
Balance – beginning of period	$10,666	$11,064	$10,985	$11,064
Cancellation of treasury shares	—	—	(319)	—
Balance – end of period	10,666	11,064	10,666	11,064
Common Shares in treasury
Balance – beginning of period	(5,700)	(3,901)	(7,464)	(3,644)
Common Shares repurchased	(1,129)	(1,921)	(2,130)	(2,440)
Cancellation of treasury shares	—	—	2,510	—
Net shares issued under employee share-based compensation plans	35	50	290	312
Balance – end of period	(6,794)	(5,772)	(6,794)	(5,772)
Additional paid-in capital
Balance – beginning of period	7,988	9,318	8,478	9,815
Net shares issued under employee share-based compensation plans	4	5	(195)	(182)
Exercise of stock options	(6)	(6)	(27)	(30)
Share-based compensation expense	69	81	139	147
Funding of dividends declared to Retained earnings	(348)	(352)	(688)	(704)
Balance – end of period	7,707	9,046	7,707	9,046
Retained earnings
Balance – beginning of period	47,148	41,637	47,365	39,337
Net income	1,215	2,265	3,189	4,565
Cancellation of treasury shares	—	—	(2,191)	—
Funding of dividends declared from Additional paid-in capital	348	352	688	704
Dividends declared on Common Shares	(348)	(352)	(688)	(704)
Balance – end of period	48,363	43,902	48,363	43,902
Accumulated other comprehensive income (loss) (AOCI)
Net unrealized appreciation (depreciation) on investments
Balance – beginning of period	(1,584)	2,761	2,256	4,673
Change in period, before reclassification from AOCI, net of income tax (expense) benefit of $292, $(107), $1,126, and $294	(4,494)	599	(8,448)	(1,293)
Amounts reclassified from AOCI, net of income tax expense of $(77), $(6), $(99), and $(2)	365	(18)	479	(38)
Change in period, net of income tax (expense) benefit of $215, $(113), $1,027, and $292	(4,129)	581	(7,969)	(1,331)
Balance – end of period	(5,713)	3,342	(5,713)	3,342
Cumulative foreign currency translation adjustment
Balance – beginning of period	(2,075)	(1,613)	(2,146)	(1,637)
Change in period, net of income tax (expense) benefit of $31, $(18), $35, and $(16)	(746)	290	(675)	314
Balance – end of period	(2,821)	(1,323)	(2,821)	(1,323)
Postretirement benefit liability adjustment
Balance – beginning of period	255	(190)	240	(167)
Change in period, net of income tax (expense) benefit of $(1), $2, $(5), and $7	4	(7)	19	(30)
Balance – end of period	259	(197)	259	(197)
Accumulated other comprehensive income (loss)	(8,275)	1,822	(8,275)	1,822
Total shareholders’ equity	$51,667	$60,062	$51,667	$60,062
See accompanying notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Chubb Limited and Subsidiaries

	Six Months Ended
	June 30
(in millions of U.S. dollars)	2022	2021
Cash flows from operating activities
Net income	$3,189	$4,565
Adjustments to reconcile net income to net cash flows from operating activities
Net realized (gains) losses	403	(854)
Amortization of premiums/discounts on fixed maturities	148	147
Amortization of purchased intangibles	142	145
Equity in net income of partially-owned entities	(290)	(1,271)
Deferred income taxes	110	(28)
Unpaid losses and loss expenses	1,980	2,165
Unearned premiums	1,584	1,533
Future policy benefits	59	110
Insurance and reinsurance balances payable	670	796
Accounts payable, accrued expenses, and other liabilities	110	(630)
Income taxes payable	(83)	50
Insurance and reinsurance balances receivable	(1,560)	(1,180)
Reinsurance recoverable	(650)	(47)
Deferred policy acquisition costs	(204)	(198)
Other	(448)	(76)
Net cash flows from operating activities	5,160	5,227
Cash flows from investing activities
Purchases of fixed maturities available for sale	(13,474)	(15,217)
Purchases of fixed maturities held to maturity	(380)	(211)
Purchases of equity securities	(664)	(642)
Sales of fixed maturities available for sale	8,053	3,469
Sales of equity securities	2,445	614
Maturities and redemptions of fixed maturities available for sale	5,753	9,410
Maturities and redemptions of fixed maturities held to maturity	820	1,163
Net change in short-term investments	(340)	(120)
Net derivative instruments settlements	117	(87)
Private equity contributions	(1,287)	(873)
Private equity distributions	448	640
Payment for Huatai Group interest	(113)	(65)
Other	(253)	(106)
Net cash flows from (used for) investing activities	1,125	(2,025)
Cash flows from financing activities
Dividends paid on Common Shares	(681)	(703)
Common Shares repurchased	(2,127)	(2,440)
Proceeds from issuance of repurchase agreements	3,002	550
Repayment of repurchase agreements	(1,000)	(550)
Proceeds from share-based compensation plans	170	178
Policyholder contract deposits and other	238	268
Policyholder contract withdrawals and other	(223)	(245)
Tax withholding payments for share-based compensation plans	(98)	(80)
Net cash flows used for financing activities	(719)	(3,022)
Effect of foreign currency rate changes on cash and restricted cash	(138)	(18)
Net increase in cash and restricted cash	5,428	162
Cash and restricted cash – beginning of period	1,811	1,836
Cash and restricted cash – end of period	$7,239	$1,998
Supplemental cash flow information
Taxes paid	$612	$631
Interest paid	$290	$271
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

The following table provides a reconciliation of cash and restricted cash reported within the Consolidated balance sheets that total to the amounts shown in the Consolidated statements of cash flows:

	June 30	December 31
(in millions of U.S. dollars)	2022	2021
Cash (1)	$7,122	$1,659
Restricted cash	117	152
Total cash and restricted cash shown in the Consolidated statements of cash flows	$7,239	$1,811
(1)On July 1, 2022, we paid $5.36 billion for the acquisition of Cigna's life and non-life insurance companies in six Asia-Pacific markets. Refer to Note 2 for additional information.

c) Goodwill
During the six months ended June 30, 2022, Goodwill decreased $168 million, primarily reflecting the impact of foreign exchange.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

2. Acquisitions

Cigna’s Life and Accident and Health (A&H) Insurance Business in Asia-Pacific Markets

On July 1, 2022, we completed the acquisition of the life and non-life insurance companies that house the personal accident, supplemental health, and life insurance business of Cigna in six Asia-Pacific markets. Chubb paid $5.36 billion in cash for the operations, which include Cigna's accident and health (A&H) and life business in Korea, Taiwan, New Zealand, Thailand, Hong Kong, and Indonesia. The reduction in the final purchase price from the original agreement reflects the impacts of rising interest rates and foreign exchange rates on acquired book value and other minor adjustments. This complementary strategic acquisition expands our presence and advances our long-term growth opportunity in the Asia-Pacific region. Effective July 1, 2022, the results of operations of this acquired business will be reported primarily in our Life Insurance segment and, to a lesser extent, our Overseas General Insurance segment.

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

As of June 30, 2022, Chubb's aggregate ownership interest in Huatai Group was approximately 47.3 percent. Chubb applies the equity method of accounting to its investment in Huatai Group by recording its share of net income or loss in Other (income) expense in the Consolidated statements of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

3. Investments

a) Fixed maturities

June 30, 2022	Amortized Cost	Valuation Allowance	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
(in millions of U.S. dollars)
Available for sale
U.S. Treasury / Agency	$2,248	$—	$9	$(80)	$2,177
Non-U.S.	24,646	(32)	164	(1,961)	22,817
Corporate and asset-backed securities	38,166	(45)	59	(3,133)	35,047
Mortgage-backed securities	18,654	(1)	10	(1,328)	17,335
Municipal	4,802	—	18	(127)	4,693
	$88,516	$(78)	$260	$(6,629)	$82,069
	Amortized Cost	Valuation Allowance	Net Carrying Value	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value

Held to maturity
U.S. Treasury / Agency	$1,298	$—	$1,298	$4	$(29)	$1,273
Non-U.S.	1,112	(4)	1,108	2	(39)	1,071
Corporate and asset-backed securities	1,844	(28)	1,816	3	(73)	1,746
Mortgage-backed securities	1,651	(1)	1,650	1	(53)	1,598
Municipal	3,661	(1)	3,660	8	(23)	3,645
	$9,566	$(34)	$9,532	$18	$(217)	$9,333

December 31, 2021	Amortized Cost	Valuation Allowance	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
(in millions of U.S. dollars)
Available for sale
U.S. Treasury / Agency	$2,111	$—	$109	$(6)	$2,214
Non-U.S.	25,156	(8)	953	(272)	25,829
Corporate and asset-backed securities	37,844	(6)	1,410	(185)	39,063
Mortgage-backed securities	20,080	—	532	(123)	20,489
Municipal	5,302	—	216	(5)	5,513
	$90,493	$(14)	$3,220	$(591)	$93,108
	Amortized Cost	Valuation Allowance	Net Carrying Value	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value

Held to maturity
U.S. Treasury / Agency	$1,213	$—	$1,213	$34	$(3)	$1,244
Non-U.S.	1,201	(5)	1,196	66	—	1,262
Corporate and asset-backed securities	2,032	(28)	2,004	197	—	2,201
Mortgage-backed securities	1,731	(1)	1,730	74	(1)	1,803
Municipal	3,976	(1)	3,975	162	—	4,137
	$10,153	$(35)	$10,118	$533	$(4)	$10,647

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents the amortized cost of our held to maturity securities according to S&P rating:

	June 30, 2022		December 31, 2021
(in millions of U.S. dollars, except for percentages)	Amortized cost	% of Total	Amortized cost	% of Total
AAA	$1,883	20%	$2,089	21%
AA	5,273	55%	5,303	52%
A	1,740	18%	1,964	19%
BBB	647	7%	773	8%
BB	23	—%	23	—%
Other	—	—%	1	—%
Total	$9,566	100%	$10,153	100%

The following table presents fixed maturities by contractual maturity:

	June 30, 2022		December 31, 2021
(in millions of U.S. dollars)	Net Carrying Value	Fair Value	Net Carrying Value	Fair Value
Available for sale
Due in 1 year or less	$4,086	$4,086	$4,498	$4,498
Due after 1 year through 5 years	23,265	23,265	25,542	25,542
Due after 5 years through 10 years	25,273	25,273	28,207	28,207
Due after 10 years	12,110	12,110	14,372	14,372
	64,734	64,734	72,619	72,619
Mortgage-backed securities	17,335	17,335	20,489	20,489
	$82,069	$82,069	$93,108	$93,108
Held to maturity
Due in 1 year or less	$925	$921	$888	$894
Due after 1 year through 5 years	3,660	3,605	3,744	3,846
Due after 5 years through 10 years	1,844	1,823	2,242	2,349
Due after 10 years	1,453	1,386	1,514	1,755
	7,882	7,735	8,388	8,844
Mortgage-backed securities	1,650	1,598	1,730	1,803
	$9,532	$9,333	$10,118	$10,647

Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

b) Gross unrealized loss
Fixed maturities in an unrealized loss position at June 30, 2022 and December 31, 2021 comprised both investment grade and below investment grade securities for which fair value declined, principally due to rising interest rates since the date of purchase. Refer to Note 3 in the 2021 Form 10-K for further information on factors considered in the evaluation of expected credit losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following tables present, for Available for Sale (AFS) fixed maturities in an unrealized loss position (including securities on loan) that are not deemed to have expected credit losses, the aggregate fair value and gross unrealized loss by length of time the security has been in an unrealized loss position:

	0 – 12 Months		Over 12 Months		Total
June 30, 2022	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. Treasury / Agency	$1,707	$(70)	$95	$(10)	$1,802	$(80)
Non-U.S.	15,832	(1,331)	2,578	(334)	18,410	(1,665)
Corporate and asset-backed securities	27,714	(2,346)	1,395	(204)	29,109	(2,550)
Mortgage-backed securities	15,048	(1,140)	1,294	(187)	16,342	(1,327)
Municipal	2,643	(117)	10	(2)	2,653	(119)
Total AFS fixed maturities	$62,944	$(5,004)	$5,372	$(737)	$68,316	$(5,741)

	0 – 12 Months		Over 12 Months		Total
December 31, 2021	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. Treasury / Agency	$363	$(3)	$70	$(3)	$433	$(6)
Non-U.S.	6,917	(196)	1,093	(62)	8,010	(258)
Corporate and asset-backed securities	9,449	(145)	806	(32)	10,255	(177)
Mortgage-backed securities	8,086	(116)	190	(7)	8,276	(123)
Municipal	226	(5)	—	—	226	(5)
Total AFS fixed maturities	$25,041	$(465)	$2,159	$(104)	$27,200	$(569)

During the three months ended June 30, 2022, the tax benefit on certain unrealized losses in our investment portfolio was reduced by a valuation allowance of $485 million necessary due to limitations on the utilization of these losses. As part of evaluating whether it was more likely than not that we could realize these losses, we considered realized gains, carryback capacity and available tax planning strategies.

The following table presents a roll-forward of valuation allowance for expected credit losses on fixed maturities:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2022	2021	2022	2021
Available for sale
Valuation allowance for expected credit losses - beginning of period	$27	$15	$14	$20
Provision for expected credit loss	61	1	78	5
Recovery of expected credit loss	(10)	(5)	(14)	(14)
Valuation allowance for expected credit losses - end of period	$78	$11	$78	$11
Held to maturity
Valuation allowance for expected credit losses - beginning of period	$34	$43	$35	$44
Provision for expected credit loss	1	—	1	—
Recovery of expected credit loss	(1)	(6)	(2)	(7)
Valuation allowance for expected credit losses - end of period	$34	$37	$34	$37

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

c) Net realized gains (losses)

The following table presents the components of Net realized gains (losses):

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2022	2021	2022	2021
Fixed maturities:
Gross realized gains	$362	$56	$401	$93
Gross realized losses	(700)	(53)	(827)	(72)
Net (provision for) recovery of expected credit losses	(51)	10	(63)	16
Impairment (1)	(53)	(1)	(89)	(1)
Total fixed maturities	(442)	12	(578)	36
Equity securities	(263)	150	(207)	517
Other investments	4	62	59	100
Foreign exchange	268	(97)	343	(21)
Investment and embedded derivative instruments	(81)	(91)	(34)	18
Fair value adjustments on insurance derivative	(143)	(8)	(108)	311
S&P futures	144	(64)	186	(108)
Other derivative instruments	9	3	10	2
Other (2)	—	—	(74)	(1)
Net realized gains (losses) (pre-tax)	$(504)	$(33)	$(403)	$854
(1)Relates to certain securities we intended to sell and securities written to market entering default.
(2)Other realized losses include impairment of assets related to Chubb's Russian entities.

Realized gains and losses from Equity securities and Other investments from the table above include sales of securities and unrealized gains and losses from fair value changes as follows:

				Three Months Ended
				June 30
	2022			2021
(in millions of U.S. dollars)	Equity Securities	Other Investments	Total	Equity Securities	Other Investments	Total
Net gains (losses) recognized during the period	$(263)	$4	$(259)	$150	$62	$212
Less: Net gains recognized from sales of securities	163	—	163	45	—	45
Unrealized gains (losses) recognized for securities still held at reporting date	$(426)	$4	$(422)	$105	$62	$167

				Six Months Ended
				June 30
	2022			2021
(in millions of U.S. dollars)	Equity Securities	Other Investments	Total	Equity Securities	Other Investments	Total
Net gains (losses) recognized during the period	$(207)	$59	$(148)	$517	$100	$617
Less: Net gains recognized from sales of securities	418	—	418	90	—	90
Unrealized gains (losses) recognized for securities still held at reporting date	$(625)	$59	$(566)	$427	$100	$527

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

d) Alternative investments
Alternative investments include partially-owned investment companies, investment funds, and limited partnerships measured at fair value using net asset value (NAV) as a practical expedient. The following table presents, by investment category, the expected liquidation period, fair value, and maximum future funding commitments of alternative investments:

	Expected Liquidation Period of Underlying Assets	June 30, 2022		December 31, 2021
(in millions of U.S. dollars)		Fair Value	Maximum Future Funding Commitments	Fair Value	Maximum Future Funding Commitments
Financial	2 to 10 Years	$1,144	$530	$1,096	$267
Real assets	2 to 13 Years	1,749	586	1,193	766
Distressed	2 to 8 Years	992	823	753	641
Private credit	3 to 8 Years	71	280	84	279
Traditional	2 to 14 Years	6,911	5,145	6,647	5,200
Vintage	1 to 2 Years	54	—	68	—
Investment funds	Not Applicable	317	—	267	—
		$11,238	$7,364	$10,108	$7,153

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

e) Restricted assets
Chubb is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutory regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. Chubb is also required to restrict assets pledged under repurchase agreements, which represent Chubb's agreement to sell securities and repurchase them at a future date for a predetermined price. We use trust funds in certain large reinsurance transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit (LOC) requirements. We have investments in segregated portfolios primarily to provide collateral or guarantees for LOC and derivative transactions. Included in restricted assets at June

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

30, 2022 and December 31, 2021 are investments, primarily fixed maturities, totaling $17,392 million and $17,092 million, respectively, and cash of $117 million and $152 million, respectively.
The following table presents the components of restricted assets:

	June 30	December 31
(in millions of U.S. dollars)	2022	2021
Trust funds	$7,927	$9,915
Deposits with U.S. regulatory authorities	2,317	2,402
Deposits with non-U.S. regulatory authorities	2,964	2,873
Assets pledged under repurchase agreements	3,582	1,420
Other pledged assets	719	634
Total	$17,509	$17,244

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

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

Financial instruments measured at fair value on a recurring basis, by valuation hierarchy

June 30, 2022	Level 1	Level 2	Level 3	Total
(in millions of U.S. dollars)
Assets:
Fixed maturities available for sale
U.S. Treasury / Agency	$1,657	$520	$—	$2,177
Non-U.S.	—	22,268	549	22,817
Corporate and asset-backed securities	—	32,786	2,261	35,047
Mortgage-backed securities	—	17,316	19	17,335
Municipal	—	4,693	—	4,693
	1,657	77,583	2,829	82,069
Equity securities	2,568	—	81	2,649
Short-term investments	2,043	1,379	9	3,431
Other investments (1)	235	400	—	635
Securities lending collateral	—	1,658	—	1,658
Investment derivative instruments	148	—	—	148
Other derivative instruments	60	—	—	60
Separate account assets	4,739	86	—	4,825
Total assets measured at fair value (1)	$11,450	$81,106	$2,919	$95,475
Liabilities:
Investment derivative instruments	$163	$—	$—	$163
GLB (2)	—	—	832	832
Total liabilities measured at fair value	$163	$—	$832	$995
(1)Excluded from the table above are partially-owned investments, investment funds, and limited partnerships of $11,238 million, policy loans of $245 million and other investments of $50 million at June 30, 2022 measured using NAV as a practical expedient.
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

(in millions of U.S. dollars, except for percentages)	Fair Value		Valuation Technique	Significant Unobservable Inputs	Ranges	Weighted Average (1)
	June 30, 2022	December 31, 2021
GLB (1)	$832	$745	Actuarial model	Lapse rate	3% – 31%	4.0%
				Annuitization rate	0% – 100%	4.4%
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The effect of changes in key market factors on assumed lapse and annuitization rates reflect emerging trends using data available from cedants. For treaties with limited experience, rates are established by blending the experience with data received from other ceding companies. The model and related assumptions are regularly re-evaluated by management and enhanced, as appropriate, based upon additional experience obtained related to policyholder behavior and availability of updated information such as market conditions, market participant assumptions, and demographics of in-force annuities. For the three and six months ended June 30, 2022 and 2021, no material refinements were made to the model. For detailed information on our lapse and annuitization rate assumptions, refer to Note 4 to the Consolidated Financial Statements of our 2021 Form 10-K.

The following tables present a reconciliation of the beginning and ending balances of financial instruments measured at fair value using significant unobservable inputs (Level 3):

	Assets					Liabilities
Three Months Ended June 30, 2022 (in millions of U.S. dollars)	Available-for-Sale Debt Securities			Equity securities	Short-term investments	GLB (1)
	Non-U.S.	Corporate and asset- backed securities	Mortgage-backed securities

Balance, beginning of period	$618	$2,229	$20	$82	$4	$696
Transfers into Level 3	5	10	—	—	—	—
Transfers out of Level 3	—	(43)	—	—	—	—
Change in Net Unrealized Gains/Losses in OCI	(41)	(30)	—	—	—	—
Net Realized Gains/Losses	—	—	—	—	—	143
Purchases	26	179	—	—	5	—
Sales	(19)	(24)	—	(1)	—	—
Settlements	(40)	(60)	(1)	—	—	—
Other	—	—	—	—	—	(7)
Balance, end of period	$549	$2,261	$19	$81	$9	$832
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet date	$—	$(1)	$—	$(1)	$—	$143
Change in Net Unrealized Gains/Losses included in OCI at the Balance Sheet date	$(41)	$(30)	$—	$—	$—	$—
(1)Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value.

	Assets						Liabilities
Three Months Ended June 30, 2021 (in millions of U.S. dollars)	Available-for-Sale Debt Securities			Equity securities	Short-term investments	Other investments	GLB (1)
	Non-U.S.	Corporate and asset- backed securities	Mortgage-backed securities

Balance, beginning of period	$650	$1,612	$51	$75	$1	$10	$760
Transfers into Level 3	—	29	—	—	—	—	—
Transfers out of Level 3	(10)	(3)	—	—	—	—	—
Change in Net Unrealized Gains/Losses in OCI	5	6	—	—	—	—	—
Net Realized Gains/Losses	3	6	—	5	—	—	8
Purchases	54	240	1	4	2	—	—
Sales	(9)	(50)	(1)	(6)	—	—	—
Settlements	(51)	(152)	(4)	—	—	—	—
Other	—	—	—	—	—	—	(8)
Balance, end of period	$642	$1,688	$47	$78	$3	$10	$760
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet date	$—	$6	$—	$4	$—	$—	$8
Change in Net Unrealized Gains/Losses included in OCI at the Balance Sheet date	$7	$6	$—	$—	$—	$—	$—
(1)Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	Assets					Liabilities
Six Months Ended June 30, 2022 (in millions of U.S. dollars)	Available-for-Sale Debt Securities			Equity securities	Short-term investments	GLB (1)
	Non-U.S.	Corporate and asset- backed securities	Mortgage-backed securities

Balance, beginning of period	$633	$2,049	$26	$77	$7	$745
Transfers into Level 3	23	39	—	1	—	—
Transfers out of Level 3	(23)	(93)	(5)	—	—	—
Change in Net Unrealized Gains/Losses in OCI	(54)	(52)	—	—	—	—
Net Realized Gains/Losses	(2)	—	—	4	—	108
Purchases	69	494	—	3	7	—
Sales	(25)	(51)	—	(4)	—	—
Settlements	(72)	(125)	(2)	—	(5)	—
Other	—	—	—	—	—	(21)
Balance, end of period	$549	$2,261	$19	$81	$9	$832
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet date	$(2)	$(1)	$—	$3	$—	$108
Change in Net Unrealized Gains/Losses included in OCI at the Balance Sheet date	$(54)	$(52)	$—	$—	$—	$—
(1)Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value.

	Assets						Liabilities
Six Months Ended June 30, 2021 (in millions of U.S. dollars)	Available-for-Sale Debt Securities			Equity securities	Short-term investments	Other investments	GLB (1)
	Non-U.S.	Corporate and asset- backed securities	Mortgage-backed securities

Balance, beginning of period	$546	$1,573	$60	$73	$5	$10	$1,089
Transfers into Level 3	—	46	—	—	—	—	—
Transfers out of Level 3	(10)	(3)	—	—	—	—	—
Change in Net Unrealized Gains/Losses in OCI	13	12	—	—	—	—	—
Net Realized Gains/Losses	3	3	—	7	—	—	(311)
Purchases	175	409	1	7	3	—	—
Sales	(16)	(75)	(1)	(9)	—	—	—
Settlements	(69)	(277)	(13)	—	(5)	—	—
Other	—	—	—	—	—	—	(18)
Balance, end of period	$642	$1,688	$47	$78	$3	$10	$760
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet date	$—	$3	$—	$6	$—	$—	$(311)
Change in Net Unrealized Gains/Losses included in OCI at the Balance Sheet date	$17	$17	$—	$—	$—	$—	$—
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following tables present fair value, by valuation hierarchy, and carrying value of the financial instruments not measured at fair value:

June 30, 2022	Fair Value				Net Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities held to maturity
U.S. Treasury / Agency	$1,198	$75	$—	$1,273	$1,298
Non-U.S.	—	1,071	—	1,071	1,108
Corporate and asset-backed securities	—	1,746	—	1,746	1,816
Mortgage-backed securities	—	1,598	—	1,598	1,650
Municipal	—	3,645	—	3,645	3,660
Total assets	$1,198	$8,135	$—	$9,333	$9,532
Liabilities:
Repurchase agreements	$—	$3,411	$—	$3,411	$3,411
Short-term debt	—	1,473	—	1,473	1,474
Long-term debt	—	13,122	—	13,122	14,311
Trust preferred securities	—	395	—	395	308
Total liabilities	$—	$18,401	$—	$18,401	$19,504

December 31, 2021	Fair Value				Net Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities held to maturity
U.S. Treasury / Agency	$1,192	$52	$—	$1,244	$1,213
Non-U.S.	—	1,262	—	1,262	1,196
Corporate and asset-backed securities	—	2,201	—	2,201	2,004
Mortgage-backed securities	—	1,803	—	1,803	1,730
Municipal	—	4,137	—	4,137	3,975
Total assets	$1,192	$9,455	$—	$10,647	$10,118
Liabilities:
Repurchase agreements	$—	$1,406	$—	$1,406	$1,406
Short-term debt	—	1,019	—	1,019	999
Long-term debt	—	16,848	—	16,848	15,169
Trust preferred securities	—	460	—	460	308
Total liabilities	$—	$19,733	$—	$19,733	$17,882
5. Reinsurance

Reinsurance recoverable on ceded reinsurance

	June 30, 2022		December 31, 2021
(in millions of U.S. dollars)	Net Reinsurance Recoverable (1)	Valuation allowance	Net Reinsurance Recoverable (1)	Valuation allowance
Reinsurance recoverable on unpaid losses and loss expenses	$16,573	$283	$16,184	$271
Reinsurance recoverable on paid losses and loss expenses	1,204	58	1,182	58
Reinsurance recoverable on losses and loss expenses	$17,777	$341	$17,366	$329
Reinsurance recoverable on policy benefits	$205	$4	$213	$4
(1)Net of valuation allowance for uncollectible reinsurance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The increase in reinsurance recoverable on losses and loss expenses was primarily due to prior period development in certain lines and higher underlying ceded exposures due to premium growth.

The following table presents a roll-forward of valuation allowance for uncollectible reinsurance related to Reinsurance recoverable on loss and loss expenses:

	Six Months Ended
	June 30
(in millions of U.S. dollars)	2022	2021
Valuation allowance for uncollectible reinsurance - beginning of period	$329	$314
Provision for uncollectible reinsurance	17	9
Write-offs charged against the valuation allowance	(4)	(1)
Foreign exchange revaluation	(1)	—
Valuation allowance for uncollectible reinsurance - end of period	$341	$322
For additional information, refer to Note 1 d) to the Consolidated Financial Statements of our 2021 Form 10-K.

6. Unpaid losses and loss expenses

The following table presents a reconciliation of beginning and ending Unpaid losses and loss expenses:

	Six Months Ended
	June 30
(in millions of U.S. dollars)	2022	2021
Gross unpaid losses and loss expenses – beginning of period	$72,943	$67,811
Reinsurance recoverable on unpaid losses – beginning of period (1)	(16,184)	(14,647)
Net unpaid losses and loss expenses – beginning of period	56,759	53,164
Net losses and loss expenses incurred in respect of losses occurring in:
Current year	10,846	10,546
Prior years (2)	(651)	(487)
Total	10,195	10,059
Net losses and loss expenses paid in respect of losses occurring in:
Current year	2,281	2,355
Prior years	6,566	5,531
Total	8,847	7,886
Foreign currency revaluation and other	(588)	231
Net unpaid losses and loss expenses – end of period	57,519	55,568
Reinsurance recoverable on unpaid losses (1)	16,573	14,721
Gross unpaid losses and loss expenses – end of period	$74,092	$70,289
(1)    Net of valuation allowance for uncollectible reinsurance.
(2)    Relates to prior period loss reserve development only and excludes prior period development related to reinstatement premiums, expense adjustments and earned premiums totaling $164 million and $27 million for the six months ended June 30, 2022 and 2021, respectively.

Gross and net unpaid losses and loss expenses increased $1,149 million and $760 million, respectively, for the six months ended June 30, 2022, driven by an increase in underlying exposure due to premium growth, partially offset by catastrophe loss payments, favorable prior period development, and favorable foreign exchange movement.

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

The following table summarizes (favorable) and adverse PPD by segment:

	Three Months Ended June 30			Six Months Ended June 30
(in millions of U.S. dollars)	Long-tail	Short-tail	Total	Long-tail	Short-tail	Total
2022
North America Commercial P&C Insurance	$(266)	$(21)	$(287)	$(286)	$(109)	$(395)
North America Personal P&C Insurance	—	(3)	(3)	—	(54)	(54)
North America Agricultural Insurance	—	—	—	—	(26)	(26)
Overseas General Insurance	—	(173)	(173)	—	(233)	(233)
Global Reinsurance	(7)	32	25	(7)	29	22
Corporate	191	—	191	199	—	199
Total	$(82)	$(165)	$(247)	$(94)	$(393)	$(487)
2021
North America Commercial P&C Insurance	$(96)	$(60)	$(156)	$(142)	$(141)	$(283)
North America Personal P&C Insurance	—	(44)	(44)	—	(84)	(84)
North America Agricultural Insurance	—	—	—	—	(2)	(2)
Overseas General Insurance	5	(161)	(156)	5	(186)	(181)
Global Reinsurance	(22)	22	—	(22)	15	(7)
Corporate	88	—	88	97	—	97
Total	$(25)	$(243)	$(268)	$(62)	$(398)	$(460)

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

North America Commercial P&C Insurance
2022
For the three months ended June 30, 2022, net favorable PPD was $287 million, which was the net result of several underlying favorable and adverse movements, and was driven by the following principal changes:

•Net favorable development of $266 million in long-tail business, primarily from:

•Net favorable development of $286 million in workers’ compensation lines. This included favorable development of $59 million related to our annual assessment of multi-claimant events, including industrial accidents, in the 2021 accident year. Consistent with prior years, we reviewed these potential exposures after the close of the accident year to allow for late reporting or identification of significant losses. The remaining overall favorable development was mainly in accident years 2017 and prior, driven by lower than expected loss experience and related updates to loss development factors;

•Net favorable development of $132 million in primary general liability portfolios, driven by lower than expected paid and reported case incurred activity in accident years 2017 and prior; and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

•Net adverse development of $123 million in commercial automobile liability, including $90 million in our high deductible and excess automobile liability portfolios, driven by adverse reported loss experience, mainly impacting accident years 2018 through 2021.

For the six months ended June 30, 2022, net favorable PPD was $395 million, which was the net result of several underlying favorable and adverse movements, and was driven by the following principal changes:

•Net favorable development of $286 million in long-tail business, primarily from:

•Net favorable development of $328 million in workers’ compensation lines, mainly due to the same factors experienced for the three months ended June 30, 2022, as described above;

•Net favorable development of $136 million in primary general liability portfolios, mainly due to the same factors experienced for the three months ended June 30, 2022, as described above; and

•Net adverse development of $116 million in commercial automobile liability, mainly due to the same factors experienced for the three months ended June 30, 2022, as described above.

•Net favorable development of $109 million in short-tail business, primarily from net favorable development of $78 million in A&H, in accident years 2020 and 2021, driven by lower than expected loss emergence.

2021
For the three months ended June 30, 2021, net favorable PPD was $156 million, which was the net result of several underlying favorable and adverse movements, and was driven by the following principal changes:

•Net favorable development of $96 million in long-tail business, primarily from:

•Net favorable development of $137 million in workers’ compensation lines. This included favorable development of $36 million related to our annual assessment of multi-claimant events, including industrial accidents, in the 2020 accident year. Consistent with prior years, we reviewed these potential exposures after the close of the accident year to allow for late reporting or identification of significant losses. The remaining overall favorable development was mainly in accident years 2016 and prior, driven by lower than expected loss experience and related updates to loss development factors;

•Net favorable development of $45 million in general liability portfolios, driven by lower than expected paid and reported case incurred activity in accident years 2017 and prior, partly offset by higher than expected reported case incurred activity in accident years 2018 and 2019; and

•Net adverse development of $76 million in commercial automobile liability, driven by adverse reported loss experience, mainly impacting accident years 2017 and 2019.

•Net favorable development of $60 million in short-tail business, primarily from net favorable development of $41 million in surety, $35 million of which was due to lower than expected COVID-19 claim activity in accident year 2020. The remaining favorable development is predominantly driven by automobile, which experienced lower than expected claim development related to physical damage coverages in the 2020 accident year.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

•Net favorable development of $141 million in short-tail business, primarily from net favorable development of $89 million in surety, mainly in accident years 2018 through 2020, driven by lower than expected loss emergence.

Overseas General Insurance
2022
For the three months ended June 30, 2022, net favorable PPD was $173 million across short-tail lines, which was the net result of several underlying favorable and adverse movements, and was driven by the following principal changes:

•Net favorable development of $53 million in A&H lines driven by favorable loss developments across all regions in accident years 2019 through 2021;

•Net favorable development of $44 million in property lines mainly due to favorable loss development across most regions, favorable catastrophe development in accident years 2019 through 2021, specific case reductions, and salvage and subrogation recoveries in accident year 2018 and prior; and

•Net favorable development of $41 million in personal lines mainly due to favorable loss frequency in Latin America and Asia Pacific automobile in accident years 2020 and 2021, UK and Asia Pacific high net worth homeowners in accident year 2021 and Asia Pacific and Continental Europe cell phones in accident year 2021.

For the six months ended June 30, 2022, net favorable PPD was $233 million across a number of short-tail lines, which was the net of several underlying favorable and adverse movements, and was driven by the following principal changes:

•Net favorable development of $75 million in A&H lines, net favorable development of $67 million in property lines, and net favorable development of $53 million in personal lines, mainly due to the same factors experienced for the three months ended June 30, 2022.

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

•Net favorable development of $49 million, in A&H lines, mainly due to favorable loss development across all regions in accident years 2019 and 2020; and

•Net favorable development of $31 million in marine lines in accident years 2018 through 2020, driven by favorable loss development, specific claim reductions, and salvage and subrogation recoveries in Continental Europe and Asia Pacific.

For the six months ended June 30, 2021, net favorable PPD in short-tail business was $186 million principally comprising favorable development of $58 million in property lines, and $55 million in A&H lines, due to the same factors experienced for the three months ended June 30, 2021.

Global Reinsurance
2022
For the three and six months ended June 30, 2022, net adverse PPD was $25 million and $22 million, respectively, driven by adverse development of $32 million in property lines, mainly in accident years 2020 and 2021. The adverse development was driven by higher costs due to the current economic environment and increased litigation costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Corporate
2022
For the three and six months ended June 30, 2022, net adverse PPD was $191 million and $199 million, respectively, driven by adverse development of $155 million for molestation claims, primarily from updated modeling and specific account reviews. The remainder of the adverse development was driven by increased claim costs on non-A&E runoff workers’ compensation exposures, and charges relating to run-off operating expenses incurred.

2021
For the three and six months ended June 30, 2021, net adverse PPD was $88 million and $97 million, respectively, driven by adverse development of $68 million for molestation claims. The remainder of the adverse development was driven by increased claim costs on non-A&E runoff workers’ compensation exposures, and charges relating to run-off operating expenses incurred.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents the balance sheet locations, fair values of derivative instruments in an asset or (liability) position, and notional values/payment provisions of our derivative instruments:

			June 30, 2022			December 31, 2021
	Consolidated Balance Sheet Location	Fair Value		Notional Value/ Payment Provision	Fair Value		Notional Value/ Payment Provision
(in millions of U.S. dollars)		Derivative Asset	Derivative (Liability)		Derivative Asset	Derivative (Liability)
Investment and embedded derivative instruments:
Foreign currency forward contracts	OA / (AP)	$67	$(153)	$4,973	$25	$(139)	$6,182
Options/Futures contracts on notes, bonds, and equities	OA / (AP)	81	(10)	5,782	33	(27)	12,944
Convertible securities (1)	FM AFS / ES	17	—	22	11	—	12
		$165	$(163)	$10,777	$69	$(166)	$19,138
Other derivative instruments:
Futures contracts on equities (2)	OA / (AP)	$39	$—	$772	$—	$(16)	$905
Other	OA / (AP)	21	—	304	—	—	3
		$60	$—	$1,076	$—	$(16)	$908
GLB (3)	(AP)	$—	$(832)	$2,086	$—	$(745)	$1,432
(1)Includes fair value of embedded derivatives.
(2)Related to GMDB and GLB book of business.
(3)Note that the payment provision related to GLB is the net amount at risk. The concept of a notional value does not apply to the GLB reinsurance contracts.

At June 30, 2022 and December 31, 2021, net derivative assets of $46 million and net derivative liabilities of $123 million, respectively, included in the table above were subject to a master netting agreement. The remaining derivatives included in the table above were not subject to a master netting agreement.

The following table presents net realized gains (losses) related to derivative instrument activity in the Consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2022	2021	2022	2021
Investment and embedded derivative instruments:
Foreign currency forward contracts	$(214)	$(6)	$(268)	$(22)
All other futures contracts, options, and equities	134	(86)	236	39
Convertible securities (1)	(1)	1	(2)	1
Total investment and embedded derivative instruments	$(81)	$(91)	$(34)	$18
GLB and other derivative instruments:
GLB	$(143)	$(8)	$(108)	$311
Futures contracts on equities (2)	144	(64)	186	(108)
Other	9	3	10	2
Total GLB and other derivative instruments	$10	$(69)	$88	$205
	$(71)	$(160)	$54	$223
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

(v) GLB
Under the GLB program, as the assuming entity, Chubb is obligated to provide coverage until the expiration or maturity of the underlying deferred annuity contracts or the expiry of the reinsurance treaty. The GLB is accounted for as a derivative and is recorded at fair value. Fair value represents management’s estimate of an exit price and thus includes a risk margin. We may recognize a realized loss for other changes in fair value due to adverse changes in the capital markets (e.g., declining interest rates and/or declining U.S. and/or international equity markets) and changes in actual or estimated future policyholder behavior (e.g., increased annuitization or decreased lapse rates) although we expect the business to be profitable.

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

The following table presents the carrying value of collateral held under securities lending agreements by investment category and remaining contractual maturity of the underlying agreements:

	Remaining contractual maturity
	June 30, 2022	December 31, 2021
(in millions of U.S. dollars)	Overnight and Continuous
Collateral held under securities lending agreements:
Cash	$914	$931
U.S. Treasury / Agency	131	128
Non-U.S.	577	752
Corporate and asset-backed securities	33	12
Mortgage-backed securities	—	1
Equity securities	3	7
	$1,658	$1,831
Gross amount of recognized liability for securities lending payable	$1,658	$1,831

At June 30, 2022 and December 31, 2021, our repurchase agreement obligations of $3,411 million and $1,406 million, respectively, were fully collateralized. In contrast to securities lending programs, the use of cash received is not restricted for the repurchase obligations. The fair value of the underlying securities sold remains in Fixed maturities available for sale, and the repurchase agreement obligation is recorded in Repurchase agreements in the Consolidated balance sheets.

The following table presents the carrying value of collateral pledged under repurchase agreements by investment category and remaining contractual maturity of the underlying agreements:

	Remaining contractual maturity
	June 30, 2022			December 31, 2021
	30-90 Days	Greater than 90 Days	Total	30-90 Days	Greater than 90 Days	Total
(in millions of U.S. dollars)
Collateral pledged under repurchase agreements:
Cash	$21	$24	$45	$—	$29	$29
U.S. Treasury / Agency	104	—	104	103	—	103
Corporate securities	8	—	8	—	—	$—
Mortgage-backed securities	1,521	1,904	3,425	—	1,288	1,288
	$1,654	$1,928	$3,582	$103	$1,317	$1,420
Gross amount of recognized liabilities for repurchase agreements			$3,411			$1,406
Difference (1)			$171			$14
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

d) Fixed maturities
At June 30, 2022, and December 31, 2021, commitments to purchase fixed income securities over the next several years were $632 million and $771 million, respectively.

e) Other investments
At June 30, 2022, included in Other investments in the Consolidated balance sheet are investments in limited partnerships and partially-owned investment companies with a carrying value of $10.9 billion. In connection with these investments, we have commitments that may require funding of up to $7.4 billion over the next several years. At December 31, 2021, these investments had a carrying value of $9.8 billion with a commitment that may require funding of up to $7.2 billion.

f) Income taxes
At June 30, 2022, $58 million of unrecognized tax benefits remain outstanding. It is reasonably possible that, over the next twelve months, the amount of unrecognized tax benefits may change resulting from the re-evaluation of unrecognized tax benefits arising from examinations by taxing authorities, settlements and the lapses of statutes of limitations. With few exceptions, Chubb is no longer subject to income tax examinations for years before 2012.

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

h) Lease commitments
At June 30, 2022, and December 31, 2021, the right-of-use asset was $433 million and $445 million, respectively, recorded within Other assets and the lease liability was $461 million and $484 million, respectively, recorded within Accounts payable, accrued expenses, and other liabilities on the Consolidated balance sheets. These leases consist principally of real estate operating leases that are amortized on a straight-line basis over the term of the lease, which expire at various dates.

8. Shareholders’ equity

All of Chubb’s Common Shares are authorized under Swiss corporate law. Though the par value of Common Shares is stated in Swiss francs, Chubb continues to use U.S. dollars as its reporting currency for preparing the Consolidated Financial statements. Under Swiss corporate law, dividends, including distributions from legal reserves or through a reduction in par value (par value reduction), must be stated in Swiss francs though dividend payments are made by Chubb in U.S. dollars. At June 30, 2022, our Common Shares had a par value of CHF 24.15 per share.

At our May 2022 annual general meeting, our shareholders approved an annual dividend for the following year of up to $3.32 per share, expected to be paid in four quarterly installments of $0.83 per share after the general meeting by way of distribution from capital contribution reserves, transferred to free reserves for payment. The Board of Directors (Board) will determine the record and payment dates at which the annual dividend may be paid until the date of the 2023 annual general meeting, and is authorized to abstain from distributing a dividend at its discretion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

At our May 2021 and 2020 annual general meetings, our shareholders approved annual dividends for the following year of up to $3.20 per share and $3.12 per share, respectively, which were paid in four quarterly installments of $0.80 per share and $0.78 per share, respectively, at dates determined by the Board after the annual general meetings by way of a distribution from capital contribution reserves, transferred to free reserves for payment.

The following table presents dividend distributions per Common Share in Swiss francs (CHF) and U.S. dollars (USD):

	Three Months Ended				Six Months Ended
	June 30				June 30
	2022		2021		2022		2021
	CHF	USD	CHF	USD	CHF	USD	CHF	USD
Total dividend distributions per common share	0.80	$0.83	0.71	$0.80	1.54	$1.63	1.41	$1.58

Increases in Common Shares in treasury are due to open market repurchases of Common Shares and the surrender of Common Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock and the forfeiture of unvested restricted stock. Decreases in Common Shares in treasury are principally due to grants of restricted stock, exercises of stock options, purchases under the Employee Stock Purchase Plan (ESPP), and share cancellations. At the Chubb Limited Extraordinary General Meeting of Shareholders, held on November 3, 2021, shareholders approved the cancellation of 14,465,400 shares repurchased under our share repurchase program during the first six months of 2021. The capital reduction by cancellation of shares was subject to publication requirements and a two-month waiting period in accordance with Swiss law and became effective on January 17, 2022. During the six months ended June 30, 2022, 10,346,200 shares were repurchased, 14,465,400 shares were canceled, and 2,247,675 net shares were issued under employee share-based compensation plans. At June 30, 2022, 41,081,627 Common Shares remain in treasury.

Chubb Limited securities repurchase authorizations
The Board has authorized share repurchase programs as follows:

•$1.5 billion of Chubb Common Shares from November 19, 2020 through December 31, 2021;
•$1.0 billion increase to the November 2020 share repurchase program to a total of $2.5 billion in February 2021, effective through December 31, 2021;
•One-time incremental share repurchase program of $5.0 billion of Chubb Common Shares from July 19, 2021 through June 30, 2022; and
•$2.5 billion of Chubb Common Shares from May 19, 2022 through June 30, 2023.

The following table presents repurchases of Chubb's Common Shares conducted in a series of open market transactions under the Board authorizations:

	Three Months Ended		Six Months Ended		July 1, 2022 through July 28, 2022
		June 30		June 30
(in millions of U.S. dollars, except share data)	2022	2021	2022	2021
Number of shares repurchased	5,476,300	11,355,400	10,346,200	14,465,400	1,513,728
Cost of shares repurchased	$1,129	$1,921	$2,130	$2,440	$281
Repurchase authorization remaining at end of period (1)	$2,500	$65	$2,500	$65	$2,220
(1)     As of June 30, 2022, $522 million expired under the July 2021 $5.0 billion share repurchase authorization.
9. Share-based compensation

The Chubb Limited 2016 Long-Term Incentive Plan, as amended and restated (the Amended 2016 LTIP), permits grants of both incentive and non-qualified stock options principally at an option price per share equal to the grant date fair value of Chubb's Common Shares. Stock options are generally granted with a 3-year vesting period and a 10-year term. Stock options typically vest in equal annual installments over the respective vesting period, which is also the requisite service period. On February 24, 2022, Chubb granted 1,699,554 stock options with a weighted-average grant date fair value of $35.21 each. The fair value of the options issued is estimated on the grant date using the Black-Scholes option pricing model.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The Amended 2016 LTIP also permits grants of service-based restricted stock and restricted stock units as well as performance-based restricted stock awards. Chubb generally grants service-based restricted stock and restricted stock units with a 4-year vesting period, based on a graded vesting schedule. The performance-based restricted stock awards granted comprise target awards and premium awards that cliff vest at the end of a 3-year performance period based on both tangible book value (shareholders' equity less goodwill and intangible assets, net of tax) per share growth and P&C combined ratio compared to a defined group of peer companies. Premium awards are subject to an additional vesting provision based on total shareholder return compared to our peer group. The restricted stock is principally granted at market close price on the grant date. On February 24, 2022, Chubb granted 807,194 service-based restricted stock awards, 295,301 service-based restricted stock units, and 294,229 performance-based stock awards to employees and officers with a grant date fair value of $199.03 each. Each restricted stock unit represents our obligation to deliver to the holder one Common Share upon vesting.

10. Postretirement benefits

The components of net pension and other postretirement benefit costs (benefits) reflected in Net income in the Consolidated statements of operations were as follows:

	Pension Benefit Plans				Other Postretirement Benefit Plans
	2022		2021		2022	2021
Three Months Ended June 30	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
(in millions of U.S. dollars)
Service cost	$—	$1	$—	$1	$—	$—
Non-service cost (benefit):
Interest cost	22	6	17	4	1	—
Expected return on plan assets	(71)	(11)	(63)	(11)	(1)	—
Amortization of net actuarial loss	—	—	—	1	—	—
Amortization of prior service cost	—	—	—	—	—	(6)
Settlements	—	—	—	—	—	—
Total non-service cost (benefit)	(49)	(5)	(46)	(6)	—	(6)
Net periodic benefit cost (benefit)	$(49)	$(4)	$(46)	$(5)	$—	$(6)

	Pension Benefit Plans				Other Postretirement Benefit Plans
	2022		2021		2022	2021
Six Months Ended June 30	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
(in millions of U.S. dollars)
Service cost	$—	$2	$—	$2	$—	$—
Non-service cost (benefit):
Interest cost	43	12	35	9	1	—
Expected return on plan assets	(142)	(22)	(127)	(22)	(1)	—
Amortization of net actuarial loss	—	—	—	2	—	—
Amortization of prior service cost	—	—	—	—	—	(26)
Settlements	—	—	—	—	—	—
Total non-service cost (benefit)	(99)	(10)	(92)	(11)	—	(26)
Net periodic benefit cost (benefit)	$(99)	$(8)	$(92)	$(9)	$—	$(26)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The line items in which the service cost and non-service cost (benefit) components of net periodic benefit cost (benefit) are included in the Consolidated statements of operations were as follows:

	Pension Benefit Plans		Other Postretirement Benefit Plans
Three Months Ended June 30	2022	2021	2022	2021
(in millions of U.S. dollars)
Service cost:
Losses and loss expenses	$—	$—	$—	$—
Administrative expenses	1	1	—	—
Total service cost	1	1	—	—
Non-service cost (benefit):
Losses and loss expenses	(5)	(4)	—	(1)
Administrative expenses	(49)	(48)	—	(5)
Total non-service cost (benefit)	(54)	(52)	—	(6)
Net periodic benefit cost (benefit)	$(53)	$(51)	$—	$(6)

	Pension Benefit Plans		Other Postretirement Benefit Plans
Six Months Ended June 30	2022	2021	2022	2021
(in millions of U.S. dollars)
Service cost:
Losses and loss expenses	$—	$—	$—	$—
Administrative expenses	2	2	—	—
Total service cost	2	2	—	—
Non-service cost (benefit):
Losses and loss expenses	(10)	(9)	—	(3)
Administrative expenses	(99)	(94)	—	(23)
Total non-service cost (benefit)	(109)	(103)	—	(26)
Net periodic benefit cost (benefit)	$(107)	$(101)	$—	$(26)

11. Other income and expense

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2022	2021	2022	2021
Equity in net income (loss) of partially-owned entities (1)	$(71)	$774	$290	$1,271
Gains (losses) from fair value changes in separate account assets (2)	(18)	15	(49)	19
Federal excise and capital taxes	(5)	(5)	(9)	(10)
Other	(7)	(7)	(23)	(13)
Total	$(101)	$777	$209	$1,267
(1)     Equity in net income (loss) of partially-owned entities principally comprises market-to-market gain (loss) on private equities where we own more than three percent of $(134) million and $121 million for the three and six months ended June 30, 2022, respectively, and $674 million and $1,074 million, respectively, for the prior year periods. This line item also includes net income of $15 million and $55 million attributable to our investments in Huatai (Huatai Group, Huatai P&C, and Huatai Life) for the three and six months ended June 30, 2022, respectively, compared to $49 million and $98 million, respectively, for the prior year periods.
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

Revenue and expenses managed at the corporate level, including net realized gains (losses), interest expense, Cigna integration expenses, and income tax are reported within Corporate. Cigna integration expenses are one-time costs that are directly attributable to third-party consulting fees and other professional and legal fees related to the acquisition of Cigna's life and non-life insurance companies in six Asia-Pacific markets. These items are not allocated to the segment level as they are one-time in nature and are not related to the ongoing business activities of the segment. The Chief Executive Officer does not manage segment results or allocate resources to segments when considering these costs, and therefore are excluded from our definition of segment income (loss).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following tables present the Statement of Operations by segment:

For the Three Months Ended June 30, 2022 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Segment Measure Reclass	Chubb Consolidated
Net premiums written	$4,665	$1,426	$738	$2,640	$262	$571	$—	$—	$10,302
Net premiums earned	4,248	1,271	573	2,696	222	547	—	—	9,557
Losses and loss expenses	2,446	773	478	1,224	139	148	191	9	5,408
Policy benefits	—	—	—	—	—	177	—	(18)	159
Policy acquisition costs	545	258	31	697	57	151	—	—	1,739
Administrative expenses	277	73	2	278	10	88	90	—	818
Underwriting income (loss)	980	167	62	497	16	(17)	(281)	9	1,433
Net investment income (loss)	522	64	7	162	76	109	(4)	(48)	888
Other (income) expense	—	1	—	3	1	(12)	138	(30)	101
Amortization expense of purchased intangibles	—	3	6	14	—	3	45	—	71
Segment income (loss)	$1,502	$227	$63	$642	$91	$101	$(468)	$(9)	$2,149
Net realized gains (losses)							(513)	9	(504)
Interest expense							134	—	134
Cigna integration expenses							3	—	3
Income tax expense							293	—	293
Net income (loss)							$(1,411)	$—	$1,215

For the Three Months Ended June 30, 2021 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Segment Measure Reclass	Chubb Consolidated

Net premiums written	$4,285	$1,363	$512	$2,497	$274	$615	$—	$—	$9,546
Net premiums earned	3,803	1,224	410	2,579	192	605	—	—	8,813
Losses and loss expenses	2,426	676	331	1,186	110	185	89	3	5,006
Policy benefits	—	—	—	—	—	170	—	15	185
Policy acquisition costs	489	245	27	699	47	191	—	—	1,698
Administrative expenses	245	67	3	279	10	83	88	—	775
Underwriting income (loss)	643	236	49	415	25	(24)	(177)	(18)	1,149
Net investment income (loss)	535	64	8	149	81	101	(15)	(39)	884
Other (income) expense	14	(5)	—	2	—	(26)	(708)	(54)	(777)
Amortization expense of purchased intangibles	—	3	6	13	—	1	50	—	73
Segment income	$1,164	$302	$51	$549	$106	$102	$466	$(3)	$2,737
Net realized gains (losses)							(36)	3	(33)
Interest expense							122	—	122
Income tax expense							317	—	317
Net income (loss)							$(9)	$—	$2,265

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

For the Six Months Ended June 30, 2022 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Segment Measure Reclass	Chubb Consolidated
Net premiums written	$8,704	$2,606	$800	$5,719	$515	$1,157	$—	$—	$19,501
Net premiums earned	8,362	2,518	544	5,324	457	1,098	—	—	18,303
Losses and loss expenses	4,943	1,486	386	2,613	254	302	201	10	10,195
Policy benefits	—	—	—	—	—	353	—	(49)	304
Policy acquisition costs	1,118	518	43	1,376	119	302	—	—	3,476
Administrative expenses	542	142	1	547	19	172	173	—	1,596
Underwriting income (loss)	1,759	372	114	788	65	(31)	(374)	39	2,732
Net investment income (loss)	1,011	123	14	309	161	212	(9)	(111)	1,710
Other (income) expense	6	2	—	5	1	(40)	(121)	(62)	(209)
Amortization expense of purchased intangibles	—	5	13	28	—	5	91	—	142
Segment income (loss)	$2,764	$488	$115	$1,064	$225	$216	$(353)	$(10)	$4,509
Net realized gains (losses)							(413)	10	(403)
Interest expense							266	—	266
Cigna integration expenses							3	—	3
Income tax expense							648	—	648
Net income (loss)							$(1,683)	$—	$3,189

For the Six Months Ended June 30, 2021 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Segment Measure Reclass	Chubb Consolidated

Net premiums written	$7,949	$2,461	$695	$5,387	$481	$1,235	$—	$—	$18,208
Net premiums earned	7,477	2,408	520	5,057	372	1,200	—	—	17,034
Losses and loss expenses	4,986	1,495	416	2,449	230	383	98	2	10,059
Policy benefits	—	—	—	—	—	333	—	19	352
Policy acquisition costs	1,003	492	39	1,367	92	370	—	—	3,363
Administrative expenses	499	127	6	545	18	165	159	—	1,519
Underwriting income (loss)	989	294	59	696	32	(51)	(257)	(21)	1,741
Net investment income (loss)	1,075	129	15	290	151	199	(32)	(80)	1,747
Other (income) expense	16	(4)	—	3	—	(60)	(1,123)	(99)	(1,267)
Amortization expense of purchased intangibles	—	6	13	25	—	2	99	—	145
Segment income	$2,048	$421	$61	$958	$183	$206	$735	$(2)	$4,610
Net realized gains (losses)							852	2	854
Interest expense							244	—	244
Income tax expense							655	—	655
Net income							$688	$—	$4,565

Underwriting assets are reviewed in total by management for purposes of decision-making. Other than Unpaid losses and loss expenses, Future policy benefits, Reinsurance recoverables, Goodwill and Other intangible assets, Chubb does not allocate assets to its segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

13. Earnings per share

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars, except share and per share data)	2022	2021	2022	2021
Numerator:
Net income	$1,215	$2,265	$3,189	$4,565
Denominator:
Denominator for basic earnings per share:
Weighted-average shares outstanding	421,624,660	445,094,678	423,703,328	447,802,079
Denominator for diluted earnings per share:
Share-based compensation plans	3,793,686	2,857,242	3,982,116	2,900,440
Weighted-average shares outstanding and assumed conversions	425,418,346	447,951,920	427,685,444	450,702,519
Basic earnings per share	$2.88	$5.09	$7.53	$10.20
Diluted earnings per share	$2.86	$5.06	$7.46	$10.13
Potential anti-dilutive share conversions	1,690,893	1,777,555	1,196,180	1,879,882

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of our results of operations, financial condition, and liquidity and capital resources as of and for the three and six months ended June 30, 2022.

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

Overview
Chubb Limited is the Swiss-incorporated holding company of the Chubb Group of Companies. Chubb Limited, which is headquartered in Zurich, Switzerland, and its direct and indirect subsidiaries (collectively, the Chubb Group of Companies, Chubb, we, us, or our) are a global insurance and reinsurance organization, serving the needs of a diverse group of clients worldwide. At June 30, 2022, we had total assets of $196 billion and shareholders’ equity of $52 billion. Chubb was incorporated in 1985 at which time it opened its first business office in Bermuda and continues to maintain operations in Bermuda. We operate through six business segments: North America Commercial P&C Insurance, North America Personal P&C Insurance, North America Agricultural Insurance, Overseas General Insurance, Global Reinsurance, and Life Insurance. For more information on our segments refer to “Segment Information” under Item 1 in our 2021 Form 10-K.

Outlook
On July 1, 2022, we completed the acquisition of the life and non-life insurance companies that house the personal accident, supplemental health, and life insurance business of Cigna in six Asia-Pacific markets. Chubb paid $5.36 billion in cash for the operations, which include Cigna's accident and health (A&H) and life business in Korea, Taiwan, New Zealand, Thailand, Hong Kong, and Indonesia. The efficiencies created by the transaction are expected to provide greater flexibility for the company to invest in people, technology, products and distribution in the region. With the acquisition completed on July 1, we will have a full quarter of earnings in the third quarter of 2022. We now expect expense synergies to reach a run-rate of about $100 million pre-tax, which is higher than our initial estimate. To achieve that run-rate savings, we expect one-time pre-tax integration costs over the next three years to be $140 million on an economic basis, as the deal price was reduced by $30 million of non-cash employee-related retention costs. The $30 million will also be recorded as an integration cost, resulting in total expected integration costs of $170 million pre-tax.

Consolidated Operating Results – Three and Six Months Ended June 30, 2022 and 2021

	Three Months Ended			Six Months Ended
	June 30		% Change	June 30		% Change
(in millions of U.S. dollars, except for percentages)	2022	2021	Q-22 vs. Q-21	2022	2021	YTD-22 vs. YTD-21
Net premiums written	$10,302	$9,546	7.9%	$19,501	$18,208	7.1%
Net premiums written - constant dollars (1)			10.0%			9.1%
Net premiums earned	9,557	8,813	8.4%	18,303	17,034	7.4%
Net investment income	888	884	0.4%	1,710	1,747	(2.1)%
Net realized gains (losses)	(504)	(33)	NM	(403)	854	NM
Total revenues	9,941	9,664	2.9%	19,610	19,635	(0.1)%
Losses and loss expenses	5,408	5,006	8.0%	10,195	10,059	1.3%
Policy benefits	159	185	(13.9)%	304	352	(13.5)%
Policy acquisition costs	1,739	1,698	2.4%	3,476	3,363	3.4%
Administrative expenses	818	775	5.4%	1,596	1,519	5.0%
Interest expense	134	122	10.7%	266	244	9.0%
Other (income) expense	101	(777)	NM	(209)	(1,267)	(83.5)%
Amortization of purchased intangibles	71	73	(1.7)%	142	145	(1.8)%
Cigna integration expenses	3	—	NM	3	—	NM
Total expenses	8,433	7,082	19.1%	15,773	14,415	9.4%
Income before income tax	1,508	2,582	(41.6)%	3,837	5,220	(26.5)%
Income tax expense	293	317	(7.7)%	648	655	(1.1)%
Net income	$1,215	$2,265	(46.4)%	$3,189	$4,565	(30.1)%
NM - not meaningful
(1)     On a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency exchange rates as the comparable current period.

Financial Highlights for the Three Months Ended June 30, 2022

•Net income was $1.2 billion compared with $2.3 billion in the prior year period. Net income in the current quarter was driven by strong underwriting results, including growth in net premiums earned and improvements in our combined ratios. Net income is lower compared to prior year, reflecting the after-tax mark-to-market losses on public and private equities of $345 million and $144 million, respectively, compared to gains of $82 million and $712 million, respectively, in the prior year. Additionally, losses in the fixed income portfolio were higher year-over-year by $362 million after-tax.

•Consolidated net premiums written were $10.3 billion, up 7.9 percent, or 10.0 percent in constant dollars, primarily from growth in commercial lines and consumer lines of 10.6 percent and 2.5 percent, respectively, or 12.1 percent and 5.5 percent in constant dollars, respectively.

•Consolidated net premiums earned were $9.6 billion, up 8.4 percent, or 10.7 percent in constant dollars. Commercial lines growth was 13.0 percent, or 14.8 percent in constant dollars, while consumer lines were essentially flat, or up 2.8 percent in constant dollars.

•Total pre-tax and after-tax catastrophe losses were $291 million (3.2 percentage points of the P&C combined ratio) and $241 million, respectively, compared with $280 million (3.4 percentage points of the P&C combined ratio) and $226 million, respectively, in the prior year period. Catastrophe losses in the current quarter were from weather-related events globally with approximately 79 percent in the U.S. and 21 percent internationally.
•Total pre-tax and after-tax favorable prior period development were $247 million (2.7 percentage points of the P&C combined ratio) and $205 million, respectively, including pre-tax adverse development of $155 million for molestation claims, predominantly reviver statute-related. Excluding the adverse development, we had pre-tax favorable development of

$402 million, with 59 percent in long-tail lines, and 41 percent in short-tail lines. This compares with pre-tax and after-tax favorable prior period development of $268 million (3.3 percentage points of the P&C combined ratio) and $224 million, respectively, in the prior year period.

•The P&C combined ratio was 84.0 percent compared with 85.5 percent in the prior year period. The P&C current accident year (CAY) combined ratio excluding catastrophe losses was 83.5 percent compared with 85.4 percent in the prior year period. The current year ratios decreased due to underlying loss ratio improvement, including earned rate exceeding lost cost trends, and the favorable impact of higher net premiums earned on the expense ratio.

•Net investment income was a record $888 million compared with $884 million in the prior year period.

•Operating cash flow was $2.7 billion for the quarter compared with $3.1 billion in the prior year period.

•Shareholders' equity decreased by $5.0 billion in the quarter, as net income of $1.2 billion was more than offset by net unrealized losses on investments of $4.1 billion after-tax from rising interest rates and $746 million related to cumulative foreign exchange translation. In addition, shareholders' equity reflected total capital returned to shareholders in the quarter of $1.5 billion, including share repurchases of $1.1 billion, at an average purchase price of $206.11 per share, and dividends of $348 million.

Net Premiums Written	Three Months Ended June 30			% Change	Six Months Ended June 30			% Change
(in millions of U.S. dollars, except for percentages)	2022	2021	Q-22 vs. Q-21	C$ Q-22 vs. Q-21	2022	2021	YTD-22 vs. YTD-21	C$ YTD-22 vs. YTD-21
Commercial casualty	$1,773	$1,609	10.2%	11.9%	$3,610	$3,258	10.8%	12.4%
Workers' compensation	546	546	(0.1)%	(0.1)%	1,149	1,109	3.6%	3.6%
Financial lines	1,275	1,263	0.9%	2.6%	2,457	2,353	4.4%	6.1%
Surety	172	138	24.1%	24.9%	325	296	9.6%	10.8%
Commercial multiple peril (1)	341	316	8.2%	8.2%	631	579	9.0%	9.0%
Property and other short-tail lines	1,970	1,740	13.2%	15.8%	3,747	3,334	12.4%	15.1%
Total Commercial P&C lines	6,077	5,612	8.3%	9.9%	11,919	10,929	9.1%	10.7%

Agriculture	738	512	44.0%	44.0%	800	695	15.1%	15.1%

Personal automobile	423	364	16.2%	17.6%	835	751	11.2%	13.2%
Personal homeowners	1,057	1,025	3.2%	4.0%	1,887	1,800	4.9%	5.6%
Personal other	460	464	(0.8)%	4.2%	955	932	2.4%	6.4%
Total Personal lines	1,940	1,853	4.7%	6.7%	3,677	3,483	5.6%	7.4%
Total Property and Casualty lines	8,755	7,977	9.8%	11.4%	16,396	15,107	8.5%	10.2%

Global A&H lines (2)	958	951	0.7%	5.3%	1,933	1,933	—	4.0%
Reinsurance lines	262	274	(4.0)%	(3.2)%	515	481	7.2%	7.9%
Life	327	344	(4.9)%	(1.0)%	657	687	(4.5)%	(0.6)%
Total consolidated	$10,302	$9,546	7.9%	10.0%	$19,501	$18,208	7.1%	9.1%
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

The increase in consolidated net premiums written for the three and six months ended June 30, 2022 reflects growth across most lines of business. For the three months ended June 30, 2022, commercial lines growth was 10.6 percent and consumer lines growth was 2.5 percent, or 12.1 percent and 5.5 percent, respectively, on a constant dollar basis, driven by higher new business, positive rate increases, and strong renewal retention.

•Commercial casualty grew primarily in North America, Europe, and Asia, driven by higher new business and strong retention, including exposure and rate increases.
•Workers' compensation growth for the six months ended June 30, 2022 was due to exposure increases in North America.
•Financial lines grew in North America, Asia, and Europe reflecting higher new business, strong retention and positive rate increases.
•Commercial multiple peril increased due to strong new business and renewal retention, including exposure and positive rate increases in North America.
•Property and other short-tail lines grew globally due to strong new business and renewal retention, including positive rate increases and increased exposure.
•Agriculture increased for the three and six months ended June 30, 2022 due to underlying growth in crop insurance, reflecting higher commodity prices and policy count growth. Partially offsetting growth for the six months was a return of premium to the U.S. government in the first quarter of 2022 of $161 million.
•Personal lines grew in most regions reflecting new business and strong renewal retention, from both rate and exposure increases, primarily in homeowners and automobile in North America, high net worth and specialty lines in Asia, and specialty lines and automobile in Latin America. Partially offsetting growth in North America were additional cancellations in parts of California exposed to wildfires.
•Global A&H lines grew in Asia, Latin America, Europe, and Japan on a constant dollar basis, driven by higher new business and recovery from less travel volume and reduced consumer activity in the prior year. Our North American Combined Insurance supplemental A&H business decreased primarily due to the non-renewal of a large program.
•Reinsurance lines decreased for the quarter as the impact of new treaties bound was offset by a one-time portfolio transfer in the prior year. The year-to-date increase reflects continued growth in the portfolio from the impact of new treaties bound in the current year and in 2021; and favorable premium adjustments.
•International life operations declined, as new business in Asia, primarily in Thailand, was offset by lower business in Hong Kong, driven by the continued impact of the pandemic on our agency force, and Latin America, principally reflecting the non-renewal of certain large account business in Chile.
For additional information on net premiums written, refer to the segment results discussions.

Net Premiums Earned
Net premiums earned for short-duration contracts, typically P&C contracts, generally reflect the portion of net premiums written that was recorded as revenues for the period as the exposure periods expire. Net premiums earned for long-duration contracts, typically traditional life contracts, generally are recognized as earned when due from policyholders. For the three months ended June 30, 2022, net premiums earned increased $744 million, or 8.4 percent, comprising 13.0 percent positive growth in commercial lines, or 14.8 percent in constant dollars, while consumer lines were flat, or up 2.8 percent in constant dollars, as the acceleration of growth in net premiums written described above are not yet reflected in net premiums earned. For the six months ended June 30, 2022, net premiums earned increased $1,269 million, or 7.4 percent, comprising 11.5 percent positive growth in commercial lines, or 13.0 percent in constant dollars, while consumer lines were flat, or up 2.7 percent in constant dollars.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2022	2021	2022	2021
Catastrophe losses	$291	$280	$624	$980
Favorable prior period development	$247	$268	$487	$460

Catastrophe losses through June 30, 2022 and 2021 were primarily from the following events:
•2022: Severe weather-related events in the U.S. and internationally, Australia storms, and Colorado wildfires.
•2021: Winter storm losses in the U.S. and other severe weather-related events in the U.S. and internationally.

Prior period development (PPD) arises from changes to loss estimates recognized in the current year that relate to loss events that occurred in previous calendar years and excludes the effect of losses from the development of earned premium from previous accident years.

Pre-tax net favorable PPD for the three months ended June 30, 2022 was $247 million, including adverse development of $155 million for molestation claims, predominantly reviver statute-related. Excluding the adverse development, we had favorable development of $402 million, with 59 percent in long-tail lines, principally from accident years 2017 and prior, and 41 percent in short-tail lines, primarily in A&H, specialty, and automobile lines.

Pre-tax net favorable PPD for the six months ended June 30, 2022 was $487 million, including adverse development of $155 million for molestation claims described above, predominantly reviver statute-related. This molestation adverse development includes no change to the previously established reserve for the Boy Scouts of America settlement. Excluding the adverse development, we had favorable development of $642 million with 39 percent in long-tail lines, principally from accident years 2017 and prior, and 61 percent in short-tail lines, primarily in A&H, property, and specialty lines.

Pre-tax net favorable PPD for the three months ended June 30, 2021 was $268 million, including adverse development of $68 million for molestation claims. Excluding the adverse development, we had favorable development of $336 million with 28 percent in long-tail lines, principally from accident years 2017 and prior, and 72 percent in short-tail lines, primarily in A&H, property, and surety lines.

Pre-tax net favorable PPD for the six months ended June 30, 2021 was $460 million, including adverse development of $68 million for molestation claims described above. Excluding the adverse development, we had favorable development of $528 million with 25 percent in long-tail lines, principally from accident years 2017 and prior, and 75 percent in short-tail lines, primarily in A&H, property, and surety lines.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2022	2021	2022	2021
Loss and loss expense ratio
CAY loss ratio excluding catastrophe losses	57.8%	58.6%	57.1%	57.9%
Catastrophe losses	3.2%	3.5%	3.6%	6.2%
Prior period development	(2.7)%	(3.4)%	(3.3)%	(3.0)%
Loss and loss expense ratio	58.3%	58.7%	57.4%	61.1%
Policy acquisition cost ratio	17.6%	18.4%	18.5%	18.9%
Administrative expense ratio	8.1%	8.4%	8.3%	8.6%
P&C Combined ratio	84.0%	85.5%	84.2%	88.6%

The loss and loss expense ratio and the CAY loss ratio excluding catastrophe losses decreased for the three and six months ended June 30, 2022, reflecting earned rate exceeding loss cost trends. The loss and loss expense ratio for the three months ended June 30, 2022 was favorably impacted by higher net premiums earned, partially offset by higher catastrophe losses and lower favorable prior period development. The loss and loss expense ratio for the six months ended June 30, 2022 benefited from higher net premiums earned, lower catastrophe losses compared to the prior year, and higher favorable prior period development.

The policy acquisition cost ratio decreased for the three and six months ended June 30, 2022, primarily due to a higher percentage of net premiums earned from commercial P&C lines that have a lower acquisition cost ratio.

The administrative expense ratio decreased for the three and six months ended June 30, 2022, primarily due to the favorable impact of higher net premiums earned, partially offset by increased investment to support growth and higher employee-related expenses.

Policy benefits
Policy benefits represent losses on contracts classified as long-duration and generally include accident and supplemental health products, term and whole life products, endowment products, and annuities. Refer to the Life Insurance segment operating results section for further discussion.

For the three months ended June 30, 2022 and 2021, Policy benefits were $159 million and $185 million, respectively, which included (gains) losses from fair value changes in separate account liabilities that do not qualify for separate account reporting under GAAP of $(18) million and $15 million, respectively. The offsetting movements of these liabilities are recorded in Other (income) expense on the Consolidated statements of operations. Excluding the separate account gains and losses, Policy benefits were $177 million and $170 million for the three months ended June 30, 2022 and 2021, respectively.

For the six months ended June 30, 2022 and 2021, Policy benefits were $304 million and $352 million, respectively, which included (gains) losses from fair value changes in separate account liabilities that do not qualify for separate account reporting under GAAP of $(49) million and $19 million, respectively. The offsetting movements of these liabilities are recorded in Other (income) expense on the Consolidated statements of operations. Excluding the separate account gains and losses, Policy benefits were $353 million and $333 million for the six months ended June 30, 2022 and 2021, respectively.

Refer to the respective sections that follow for a discussion of Net investment income, Other (income) expense, Net realized gains (losses), Amortization of purchased intangibles, and Income tax expense.

Segment Operating Results – Three and Six Months Ended June 30, 2022 and 2021
We operate through six business segments: North America Commercial P&C Insurance, North America Personal P&C Insurance, North America Agricultural Insurance, Overseas General Insurance, Global Reinsurance, and Life Insurance. For more information on our segments refer to “Segment Information” under Item 1 in our 2021 Form 10-K.

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

	Three Months Ended				Six Months Ended
	June 30		% Change		June 30		% Change
(in millions of U.S. dollars, except for percentages)	2022	2021	Q-22 vs. Q-21		2022	2021	YTD-22 vs. YTD-21
Net premiums written	$4,665	$4,285	8.9%		$8,704	$7,949	9.5%
Net premiums earned	4,248	3,803	11.7%		8,362	7,477	11.8%
Losses and loss expenses	2,446	2,426	0.8%		4,943	4,986	(0.9)%
Policy acquisition costs	545	489	11.5%		1,118	1,003	11.5%
Administrative expenses	277	245	13.4%		542	499	8.6%
Underwriting income	980	643	52.6%		1,759	989	78.0%
Net investment income	522	535	(2.5)%		1,011	1,075	(6.0)%
Other (income) expense	—	14	NM		6	16	(61.9)%
Segment income	$1,502	$1,164	29.1%		$2,764	$2,048	35.0%
Loss and loss expense ratio:
CAY loss ratio excluding catastrophe losses	61.4%	63.7%	(2.3)	pts	61.5%	63.6%	(2.1)	pts
Catastrophe losses	2.9%	4.3%	(1.4)	pts	2.4%	7.0%	(4.6)	pts
Prior period development	(6.7)%	(4.2)%	(2.5)	pts	(4.8)%	(3.9)%	(0.9)	pts
Loss and loss expense ratio	57.6%	63.8%	(6.2)	pts	59.1%	66.7%	(7.6)	pts
Policy acquisition cost ratio	12.8%	12.9%	(0.1)	pts	13.4%	13.4%	—	pts
Administrative expense ratio	6.5%	6.4%	0.1	pts	6.5%	6.7%	(0.2)	pts
Combined ratio	76.9%	83.1%	(6.2)	pts	79.0%	86.8%	(7.8)	pts
NM - not meaningful

Catastrophe Losses and Prior Period Development	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2022	2021	2022	2021
Catastrophe losses	$124	$165	$205	$527
Favorable prior period development	$287	$156	$395	$283

Catastrophe losses through June 30, 2022 and 2021 were primarily from severe weather-related events and winter storm losses in the U.S.

Refer to the prior period development discussion in Note 6 to the Consolidated Financial Statements for additional information.

Premiums
Net premiums written increased $380 million, or 8.9 percent, and $755 million, or 9.5 percent, for the three and six months ended June 30, 2022, respectively, comprising:
•Commercial lines: Positive growth of 8.7 percent and 9.6 percent, respectively, reflecting strong premium retention, including both rate and exposure increases, as well as new business across a number of retail and wholesale lines, including property, primary and excess casualty, commercial multiple peril, surety, and financial lines. Growth for the six months ended June 30, 2022 also reflects strong premium retention, including rate and exposure increases, from workers’ compensation.
•Consumer lines: Positive growth of 11.6 percent and 7.9 percent, respectively, due to recovery in A&H lines from exposure declines in the prior year and strong new business.

Net premiums earned increased $445 million, or 11.7 percent, and $885 million, or 11.8 percent for the three and six months ended June 30, 2022, respectively, reflecting the growth in net premiums written described above.

Combined Ratio
The loss and loss expense ratio decreased for the three and six months ended June 30, 2022, reflecting lower catastrophe losses, higher favorable prior period development, and earned rate exceeding loss cost trends.

The administrative expense ratio was relatively flat for the three and six months ended June 30, 2022, primarily due to the favorable impact of higher net premiums earned, offset by higher employee-related expenses and increased investment to support growth.

North America Personal P&C Insurance

The North America Personal P&C Insurance segment comprises operations that provide high net worth personal lines products, including homeowners and complementary products such as valuable articles, excess liability, automobile, and recreational marine insurance and services in the U.S. and Canada.

	Three Months Ended				Six Months Ended
	June 30		% Change		June 30		% Change
(in millions of U.S. dollars, except for percentages)	2022	2021	Q-22 vs. Q-21		2022	2021	YTD-22 vs. YTD-21
Net premiums written	$1,426	$1,363	4.7%		$2,606	$2,461	5.9%
Net premiums earned	1,271	1,224	3.9%		2,518	2,408	4.6%
Losses and loss expenses	773	676	14.5%		1,486	1,495	(0.6)%
Policy acquisition costs	258	245	5.2%		518	492	5.1%
Administrative expenses	73	67	8.9%		142	127	12.0%
Underwriting income	167	236	(29.4)%		372	294	26.7%
Net investment income	64	64	—		123	129	(4.5)%
Other (income) expense	1	(5)	NM		2	(4)	NM
Amortization of purchased intangibles	3	3	—		5	6	(5.2)%
Segment income	$227	$302	(25.0)%		$488	$421	15.8%
Loss and loss expense ratio:
CAY loss ratio excluding catastrophe losses	53.6%	53.6%	—	pts	53.4%	53.4%	—	pts
Catastrophe losses	7.4%	5.3%	2.1	pts	7.7%	12.2%	(4.5)	pts
Prior period development	(0.2)%	(3.7)%	3.5	pts	(2.1)%	(3.5)%	1.4	pts
Loss and loss expense ratio	60.8%	55.2%	5.6	pts	59.0%	62.1%	(3.1)	pts
Policy acquisition cost ratio	20.3%	20.0%	0.3	pts	20.5%	20.4%	0.1	pts
Administrative expense ratio	5.8%	5.5%	0.3	pts	5.7%	5.3%	0.4	pts
Combined ratio	86.9%	80.7%	6.2	pts	85.2%	87.8%	(2.6)	pts
NM - not meaningful

Catastrophe Losses and Prior Period Development	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2022	2021	2022	2021
Catastrophe losses	$95	$61	$195	$301
Favorable prior period development	$3	$44	$54	$84

Catastrophe losses through June 30, 2022 and 2021 were primarily from the following events:
•2022: Severe weather-related events in the U.S. and Colorado wildfires.
•2021: Winter storm losses and other severe weather-related events in the U.S.

Refer to the prior period development discussion in Note 6 to the Consolidated Financial Statements for additional information.

Premiums
Net premiums written increased $63 million, or 4.7 percent, and $145 million, or 5.9 percent for the three and six months ended June 30, 2022, respectively, primarily driven by new business and strong renewal retention, from both rate and exposure increases, primarily in homeowners and automobile; partially offset by additional cancellations in parts of California exposed to wildfires.

Net premiums earned increased $47 million, or 3.9 percent, and $110 million, or 4.6 percent for the three and six months ended June 30, 2022, respectively, reflecting the growth in net premiums written described above.

Combined Ratio
The loss and loss expense ratio increased for the three months ended June 30, 2022, primarily from higher catastrophe losses and lower favorable prior period development. The loss and loss expense ratio decreased for the six months ended June 30, 2022, reflecting lower catastrophe losses compared to the prior year, partially offset by lower favorable prior period development. The CAY loss ratio excluding catastrophe losses was flat for the three and six months ended June 30, 2022, reflecting slightly higher losses in automobile, offset by earned rate exceeding loss cost trends in homeowners.

The policy acquisition cost ratio increased for the three and six months ended June 30, 2022, primarily due to a higher year-over-year amount of supplemental commissions.

The administrative expense ratio increased for the three and six months ended June 30, 2022, primarily due to increased investment to support growth and higher employee-related expenses.

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

	Three Months Ended				Six Months Ended
	June 30		% Change		June 30		% Change
(in millions of U.S. dollars, except for percentages)	2022	2021	Q-22 vs. Q-21		2022	2021	YTD-22 vs. YTD-21
Net premiums written	$738	$512	44.0%		$800	$695	15.1%
Net premiums earned	573	410	39.6%		544	520	4.6%
Losses and loss expenses	478	331	44.1%		386	416	(7.3)%
Policy acquisition costs	31	27	14.2%		43	39	10.4%
Administrative expenses	2	3	(24.3)%		1	6	(86.6)%
Underwriting income	62	49	26.9%		114	59	93.9%
Net investment income	7	8	(1.0)%		14	15	(5.3)%
Amortization of purchased intangibles	6	6	—		13	13	—
Segment income	$63	$51	25.6%		$115	$61	90.1%
Loss and loss expense ratio:
CAY loss ratio excluding catastrophe losses	79.6%	79.7%	(0.1)	pts	77.9%	77.9%	—	pts
Catastrophe losses	3.7%	1.0%	2.7	pts	4.0%	2.3%	1.7	pts
Prior period development	—	—	—	pts	(11.0)%	(0.2)%	(10.8)	pts
Loss and loss expense ratio	83.3%	80.7%	2.6	pts	70.9%	80.0%	(9.1)	pts
Policy acquisition cost ratio	5.4%	6.7%	(1.3)	pts	8.0%	7.6%	0.4	pts
Administrative expense ratio	0.4%	0.7%	(0.3)	pts	0.1%	1.1%	(1.0)	pts
Combined ratio	89.1%	88.1%	1.0	pts	79.0%	88.7%	(9.7)	pts

Catastrophe Losses and Prior Period Development	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2022	2021	2022	2021
Catastrophe losses	$21	$4	$21	$12
Favorable prior period development	$—	$—	$26	$2

Catastrophe losses through June 30, 2022 and 2021 were primarily from severe weather-related events in Chubb Agribusiness and winter storm losses in the U.S.

Refer to the prior period development discussion in Note 6 to the Consolidated Financial Statements for additional information.

Premiums
Net premiums written increased $226 million, or 44.0 percent for the three months ended June 30, 2022, primarily due to an increase in MPCI, primarily reflecting higher commodity prices and policy count growth. Net premiums written increased $105 million, or 15.1 percent for the six months ended June 30, 2022, primarily due to an increase in MPCI due to the factors noted above, partly offset by a return of premium to the U.S. government in the first quarter of 2022 of $161 million. Under the profit-sharing agreement, we returned additional premiums to the government because of the lower losses experienced in certain states in 2021. This return of premium reduced net premiums written growth for the six months ended June 30, 2022 by 23.2 percentage points.

Net premiums earned increased $163 million, or 39.6 percent, and increased $24 million, or 4.6 percent for the three and six months ended June 30, 2022, respectively, reflecting the growth in net premiums written described above.

Combined Ratio
The combined ratio for the six months ended June 30, 2022, was impacted by the return of premium to the U.S. government under the profit-sharing agreement related to the profitable 2021 crop year described above. This prior period development resulted in a reduction to net premiums earned of $161 million and a corresponding reduction to incurred losses, with no net impact to underwriting income.

The loss and loss expense ratio increased for the three months ended June 30, 2022, primarily from higher catastrophe losses. The loss and loss expense ratio decreased for the six months ended June 30, 2022, primarily due to the impact of the return of premium described above. The CAY loss ratio excluding catastrophe losses was relatively flat for the three and six months ended June 30, 2022.

The policy acquisition cost ratio decreased for the three months ended June 30, 2022, primarily due to the favorable impact of higher net premiums earned from MPCI. The policy acquisition cost ratio increased for the six months ended June 30, 2022, primarily due to the impact of the return of premium described above. The CAY policy acquisition cost ratio, which excludes the unfavorable impact of catastrophe losses and prior period development of 1.7 percentage points, decreased 1.3 percentage points for the six months ended June 30, 2022, mainly due to the favorable impact of higher net premiums earned from MPCI.

The administrative expense ratio decreased for the three and six months ended June 30, 2022, reflecting the favorable impact of higher net premiums earned from MPCI, higher Administrative and Operating (A&O) reimbursements on the MPCI business, and strong expense management.

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

	Three Months Ended				Six Months Ended
	June 30		% Change		June 30		% Change
(in millions of U.S. dollars, except for percentages)	2022	2021	Q-22 vs. Q-21		2022	2021	YTD-22 vs. YTD-21
Net premiums written	$2,640	$2,497	5.7%		$5,719	$5,387	6.2%
Net premiums written - constant dollars			12.4%				12.1%
Net premiums earned	2,696	2,579	4.6%		5,324	5,057	5.3%
Losses and loss expenses	1,224	1,186	3.2%		2,613	2,449	6.7%
Policy acquisition costs	697	699	(0.3)%		1,376	1,367	0.6%
Administrative expenses	278	279	(0.4)%		547	545	0.4%
Underwriting income	497	415	19.9%		788	696	13.2%
Net investment income	162	149	8.7%		309	290	6.5%
Other (income) expense	3	2	30.8%		5	3	45.8%
Amortization of purchased intangibles	14	13	17.4%		28	25	13.8%
Segment income	$642	$549	16.9%		$1,064	$958	11.1%
Loss and loss expense ratio:
CAY loss ratio excluding catastrophe losses	50.0%	50.6%	(0.6)	pts	49.7%	50.3%	(0.6)	pts
Catastrophe losses	1.8%	1.6%	0.2	pts	3.8%	1.8%	2.0	pts
Prior period development	(6.4)%	(6.2)%	(0.2)	pts	(4.4)%	(3.7)%	(0.7)	pts
Loss and loss expense ratio	45.4%	46.0%	(0.6)	pts	49.1%	48.4%	0.7	pts
Policy acquisition cost ratio	25.9%	27.1%	(1.2)	pts	25.8%	27.0%	(1.2)	pts
Administrative expense ratio	10.3%	10.8%	(0.5)	pts	10.3%	10.8%	(0.5)	pts
Combined ratio	81.6%	83.9%	(2.3)	pts	85.2%	86.2%	(1.0)	pts

Catastrophe Losses and Prior Period Development

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2022	2021	2022	2021
Catastrophe losses	$49	$40	$200	$90
Favorable prior period development	$173	$156	$233	$181

Catastrophe losses through June 30, 2022 and 2021 were primarily from the following events:
•2022: International weather-related events and storms in Australia.
•2021: Winter storm losses in the U.S. and international weather-related events.

Refer to the prior period development discussion in Note 6 to the Consolidated Financial Statements for additional information.

Net Premiums Written by Region	Three months ended June 30
(in millions of U.S. dollars, except for percentages)	2022	2022 % of Total	2021	2021 % of Total	C$ 2021	Q-22 vs. Q-21	C$ Q-22 vs. Q-21
Region
Europe, Middle East, and Africa	$1,203	46%	$1,188	48%	$1,106	1.3%	8.7%
Latin America	549	21%	451	18%	446	21.5%	23.2%
Asia Pacific	690	26%	652	26%	613	5.6%	12.5%
Japan	143	5%	162	6%	142	(11.7)%	0.8%
Other (1)	55	2%	44	2%	41	28.3%	36.8%
Net premiums written	$2,640	100%	$2,497	100%	$2,348	5.7%	12.4%

	Six months ended June 30
(in millions of U.S. dollars, except for percentages)	2022	2022 % of Total	2021	2021 % of Total	C$ 2021	Y-22 vs. Y-21	C$ Y-22 vs. Y-21
Region
Europe, Middle East, and Africa	$2,857	50%	$2,739	51%	$2,588	4.3%	10.4%
Latin America	1,154	20%	988	18%	958	16.8%	20.5%
Asia Pacific	1,333	23%	1,255	23%	1,184	6.2%	12.6%
Japan	258	5%	286	6%	255	(9.8)%	1.1%
Other (1)	117	2%	119	2%	115	(1.7)%	1.7%
Net premiums written	$5,719	100%	$5,387	100%	$5,100	6.2%	12.1%
(1)    Includes the international supplemental A&H business of Combined Insurance and other international operations including mainland China.

Premiums
Overall, net premiums written increased $143 million and $332 million, or $292 million and $619 million on a constant dollar basis, for the three and six months ended June 30, 2022, respectively, reflecting growth in both commercial and consumer lines. For the three and six months ended June 30, 2022, commercial lines grew 7.0 percent and 7.9 percent, or 13.0 percent and 13.3 percent on a constant-dollar basis, respectively, and consumer lines grew 3.9 percent and 3.4 percent, or 11.6 percent and 10.2 percent on a constant-dollar basis, respectively.

Growth in our European division for the three and six months ended June 30, 2022 was supported by both our wholesale and retail divisions. This growth was primarily driven by higher new business, premium retention, and positive rate increases in commercial lines, including commercial property and casualty, and financial lines. Consumer lines increased primarily due to A&H, reflecting increased travel volume. Additionally, A&H in the prior year was adversely impacted by restrictions resulting from the COVID-19 pandemic.

Latin America increased for the three and six months ended June 30, 2022 driven by growth in consumer lines, including automobile in personal and travel in A&H. Commercial lines also grew due to exposure increases, positive rate increases, and new business, primarily property.

Asia Pacific increased for the three and six months ended June 30, 2022 driven by higher new business, higher retention and positive rate increases in commercial lines, including property and casualty, financial lines, and growth in consumer lines, primarily specialty and high net worth in personal, and travel in A&H.

Japan increased for the three and six months ended June 30, 2022 on a constant-dollar basis primarily from new business in A&H.

Net premiums earned increased $117 million and $267 million, or $270 million and $531 million on a constant-dollar basis, for the three and six months ended June 30, 2022, respectively, reflecting the increase in net premiums written described above.

Combined Ratio
The loss and loss expense ratio decreased for the three months ended June 30, 2022, due to underlying loss ratio improvement and higher favorable prior period development, partially offset by higher catastrophe losses. The loss and loss expense ratio increased for the six months ended June 30, 2022, primarily due to higher catastrophe losses, partially offset by higher favorable prior period development. The CAY loss ratio excluding catastrophe losses decreased for the three and six months ended June 30, 2022, primarily reflecting underlying loss ratio improvement, including earned rate exceeding loss cost trends.

The policy acquisition cost ratio decreased for the three and six months ended June 30, 2022, primarily due to a change in the mix of business, including higher premiums earned from commercial lines that have a lower acquisition cost ratio than consumer lines.

The administrative expense ratio decreased for the three and six months ended June 30, 2022, reflecting continued expense management control and the favorable impact of higher net premiums earned.

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

	Three Months Ended				Six Months Ended
	June 30		% Change		June 30		% Change
(in millions of U.S. dollars, except for percentages)	2022	2021	Q-22 vs. Q-21		2022	2021	YTD-22 vs. YTD-21
Net premiums written	$262	$274	(4.0)%		$515	$481	7.2%
Net premiums written - constant dollars			(3.2)%				7.9%
Net premiums earned	222	192	15.2%		457	372	22.7%
Losses and loss expenses	139	110	26.9%		254	230	10.4%
Policy acquisition costs	57	47	19.5%		119	92	29.1%
Administrative expenses	10	10	—		19	18	4.6%
Underwriting income	16	25	(38.3)%		65	32	101.6%
Net investment income	76	81	(5.6)%		161	151	6.6%
Other (income) expense	1	—	NM		1	—	NM
Segment income	$91	$106	(14.3)%		$225	$183	22.9%
Loss and loss expense ratio:
CAY loss ratio excluding catastrophe losses	49.7%	50.9%	(1.2)	pts	49.8%	49.6%	0.2	pts
Catastrophe losses	0.8%	5.2%	(4.4)	pts	0.6%	14.2%	(13.6)	pts
Prior period development	12.1%	0.7%	11.4	pts	5.1%	(2.1)%	7.2	pts
Loss and loss expense ratio	62.6%	56.8%	5.8	pts	55.5%	61.7%	(6.2)	pts
Policy acquisition cost ratio	25.6%	24.7%	0.9	pts	26.1%	24.8%	1.3	pts
Administrative expense ratio	4.6%	5.1%	(0.5)	pts	4.1%	4.8%	(0.7)	pts
Combined ratio	92.8%	86.6%	6.2	pts	85.7%	91.3%	(5.6)	pts
NM - not meaningful

Catastrophe Losses and Prior Period Development

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S dollars)	2022	2021	2022	2021
Catastrophe losses	$2	$10	$3	$50
(Unfavorable) favorable prior period development	$(25)	$—	$(22)	$7

Catastrophe losses through June 30, 2022 were primarily from storms in Australia. Catastrophe losses through June 30, 2021 were primarily from winter storm losses in the U.S.

Premiums
Net premiums written decreased $12 million for the three months ended June 30, 2022 as the impact of new treaties bound was offset by a one-time portfolio transfer in the prior year. Net premiums written increased $34 million for the six months ended June 30, 2022 due to continued growth in the portfolio reflecting the impact of new treaties bound in the current year and in 2021, and favorable premium adjustments.

Net premiums earned increased $30 million and $85 million for the three and six months ended June 30, 2022, respectively, primarily reflecting the factors as described above. The change was also due to the impact of higher new business written in the prior year for which premiums are earned in the current year.

Combined Ratio
The loss and loss expense ratio increased for the three months ended June 30, 2022, primarily due to unfavorable prior period development in the current year. The loss and loss expense ratio decreased for the six months ended June 30, 2022, primarily due to lower catastrophe losses, partially offset by unfavorable prior period development in the current year. The CAY loss ratio excluding catastrophe losses decreased for the three months ended June 30, 2022 primarily due to a shift in the mix of business.

The policy acquisition cost ratio increased for the three and six months ended June 30, 2022, primarily due to a shift in the mix of business.

The administrative expense ratio decreased for the three and six months ended June 30, 2022, primarily from the favorable impact of higher net premiums earned.
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

	Three Months Ended			Six Months Ended
	June 30		% Change	June 30		% Change
(in millions of U.S. dollars, except for percentages)	2022	2021	Q-22 vs. Q-21	2022	2021	YTD-22 vs. YTD-21
Net premiums written	$571	$615	(7.2)%	$1,157	$1,235	(6.4)%
Net premiums written - constant dollars			(4.9)%			(4.2)%
Net premiums earned	547	605	(9.6)%	1,098	1,200	(8.5)%
Losses and loss expenses	148	185	(20.8)%	302	383	(21.5)%
Policy benefits	177	170	3.9%	353	333	6.0%
Policy acquisition costs	151	191	(20.4)%	302	370	(18.1)%
Administrative expenses	88	83	5.3%	172	165	3.7%
Net investment income	109	101	7.5%	212	199	6.3%
Life Insurance underwriting income	92	77	20.9%	181	148	22.7%
Other (income) expense	(12)	(26)	(56.3)%	(40)	(60)	(34.0)%
Amortization of purchased intangibles	3	1	65.8%	5	2	99.2%
Segment income	$101	$102	0.3%	$216	$206	5.2%

Premiums
Net premiums written decreased $44 million and $78 million, or $29 million and $50 million on a constant-dollar basis, for the three and six months ended June 30, 2022, respectively. For our international life operations, net premiums written decreased 4.9 percent for the three months ended June 30, 2022, as growth in Asia from new business, principally in Thailand and Indonesia, was offset by lower business in Hong Kong and Korea, driven by the continued impact of the pandemic on our agency force, and Latin America, principally reflecting the non-renewal of certain large account business in Chile. For the six months ended June 30, 2022, net premiums written declined 4.7 percent as growth in Thailand, Taiwan, Indonesia and Vietnam were more than offset by declines in Hong Kong, Korea, and Latin America as noted above. Net premiums written in our North American Combined Insurance business declined 10.2 percent and 8.8 percent, for the three and six months ended June 30, 2022, respectively, primarily due to the non-renewal of a large program.

Deposits
The following table presents deposits collected on universal life and investment contracts:

	Three Months Ended					Six Months Ended
	June 30			% Change		June 30			% Change
(in millions of U.S. dollars, except for percentages)	2022	2021	C$ 2021	Q-22 vs. Q-21	C$ Q-22 vs. Q-21	2022	2021	C$ 2021	Y-22 vs. Y-21	C$ Y-22 vs. Y-21
Deposits collected on universal life and investment contracts	$427	$605	$591	(29.3)%	(27.5)%	$984	$1,156	$1,145	(14.9)%	(14.1)%

Deposits collected on universal life and investment contracts (life deposits) are not reflected as revenues in our Consolidated statements of operations in accordance with GAAP. New life deposits are an important component of production, and although they do not significantly affect current period income from operations, they are key to our efforts to grow our business. Life deposits collected decreased $178 million and $172 million for the three and six months ended June 30, 2022, respectively, primarily in Taiwan, reflecting challenging market conditions for deposit products. The prior year benefited from successful sales campaigns in broker and bank channels in Taiwan.

Life Insurance underwriting income and Segment income
Life Insurance underwriting income increased $15 million and $33 million for the three and six months ended June 30, 2022, respectively, reflecting lower year-over-year COVID-related losses and lower policy acquisition costs primarily due to the decrease in net premiums written and deposits collected noted above. Segment income was flat for the three months ended June 30, 2022. Segment income increased $10 million for the six months ended June 30, 2022, primarily due to the increase in underwriting income described above, partially offset by lower income from our investment in Huatai, our partially-owned insurance entity in China.

Corporate

Corporate results primarily include the results of our non-insurance companies, income and expenses not attributable to reportable segments and loss and loss expenses of asbestos and environmental (A&E) liabilities and certain other non-A&E run-off exposures, including molestation.

	Three Months Ended			Six Months Ended
	June 30		% Change	June 30		% Change
(in millions of U.S. dollars, except for percentages)	2022	2021	Q-22 vs. Q-21	2022	2021	YTD-22 vs. YTD-21
Losses and loss expenses	$191	$89	116.2%	$201	$98	105.9%
Administrative expenses	90	88	0.3%	173	159	8.9%
Underwriting loss	281	177	58.6%	374	257	45.8%
Net investment income (loss)	(4)	(15)	(75.6)%	(9)	(32)	(74.4)%
Interest expense	134	122	10.7%	266	244	9.0%
Net realized gains (losses)	(513)	(36)	NM	(413)	852	NM
Other (income) expense	138	(708)	NM	(121)	(1,123)	(89.2)%
Amortization of purchased intangibles	45	50	(8.0)%	91	99	(7.8)%
Cigna integration expenses	3	—	NM	3	—	NM
Income tax expense	293	317	(7.5)%	648	655	(1.0)%
Net income (loss)	$(1,411)	$(9)	NM	$(1,683)	$688	NM
NM - not meaningful

Losses and loss expenses primarily includes unfavorable prior period development for molestation claims.

Administrative expenses were relatively flat for the three months ended June 30, 2022. Administrative expenses increased $14 million for the six months ended June 30, 2022, primarily due to higher employee-related expenses and increased investment to support growth.

Cigna integration expenses are one-time in nature and are not related to the on-going business activities of the segments. The Chief Executive Officer does not manage segment results or allocate resources to segments when considering these costs and they are therefore excluded from our definition of segment income.

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
The following tables present our net realized and unrealized gains (losses):

	Three Months Ended June 30
	2022			2021
(in millions of U.S. dollars)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact
Fixed maturities	$(442)	$(4,344)	$(4,786)	$12	$694	$706
Fixed income and equity derivatives	(81)	—	(81)	(91)	—	(91)
Public equity
Sales	163	—	163	45	—	45
Mark-to-market	(426)	—	(426)	105	—	105
Private equity (less than 3 percent ownership)
Mark-to-market	4	—	4	62	—	62
Total investment portfolio	(782)	(4,344)	(5,126)	133	694	827
Mark-to-market from variable annuity reinsurance derivative transactions, net of applicable hedges	1	—	1	(72)	—	(72)
Other derivatives	9	—	9	3	—	3
Foreign exchange	268	(777)	(509)	(97)	308	211
Other	—	5	5	—	(9)	(9)
Net gains (losses), pre-tax	$(504)	$(5,116)	$(5,620)	$(33)	$993	$960

	Six Months Ended June 30
	2022			2021
(in millions of U.S. dollars)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact
Fixed maturities	$(578)	$(8,996)	$(9,574)	$36	$(1,623)	$(1,587)
Fixed income and equity derivatives	(34)	—	(34)	18	—	18
Public equity
Sales	418	—	418	90	—	90
Mark-to-market	(625)	—	(625)	427	—	427
Private equity (less than 3 percent ownership)
Mark-to-market	59	—	59	100	—	100
Total investment portfolio	(760)	(8,996)	(9,756)	671	(1,623)	(952)
Mark-to-market from variable annuity reinsurance derivative transactions, net of applicable hedges	78	—	78	203	—	203
Other derivatives	10	—	10	2	—	2
Foreign exchange	343	(710)	(367)	(21)	330	309
Other (1)	(74)	24	(50)	(1)	(37)	(38)
Net gains (losses), pre-tax	$(403)	$(9,682)	$(10,085)	$854	$(1,330)	$(476)
(1)     Other realized losses include impairment of assets related to Chubb's Russian entities.

Pre-tax net unrealized losses of $4,344 million and $8,996 million in our investment portfolio for the three and six months ended June 30, 2022, respectively, were principally the result of an increase in interest rates. In addition, there were realized losses of $782 million and $760 million for the three and six months ended June 30, 2022, respectively, primarily from mark-to-market losses on public equities and sales in fixed income securities.

The variable annuity reinsurance derivative transactions consist of changes in the fair value of GLB liabilities and gains or losses on other derivative instruments we maintain that decrease in fair value when the S&P 500 index increases. The variable annuity reinsurance derivative transactions resulted in realized gains of $1 million for the three months ended June 30, 2022, reflecting a net loss of $143 million, primarily from an increase in the fair value of the GLB liabilities, and a net realized gain of $144 million related to these derivative instruments. The variable annuity reinsurance derivative transactions resulted in realized gains of $78 million for the six months ended June 30, 2022, reflecting a net loss of $108 million, primarily from an increase in the fair value of the GLB liabilities, and a net realized gain of $186 million related to these derivative instruments. The increase in the fair value of the GLB liabilities for the three and six months ended June 30, 2022, was primarily due to lower global equity markets and higher volatility, partially offset by higher interest rates.

For the three months ended June 30, 2021, the variable annuity reinsurance derivative transactions resulted in realized losses of $72 million, reflecting principally a net realized loss of $64 million related to these other derivatives. The fair value of the GLB liabilities remained relatively flat for the three months ended June 30, 2021, as the impact of higher global equity markets was offset by lower interest rates. For the six months ended June 30, 2021, the variable annuity reinsurance derivative transactions resulted in realized gains of $203 million reflecting a net gain of $311 million principally related to a decrease in the fair value of the GLB liabilities due to higher interest rates and higher global equity markets, partially offset by a net realized loss of $108 million related to these other derivatives.

Effective Income Tax Rate
Our effective tax rate (ETR) reflects a mix of income or losses in jurisdictions with a wide range of tax rates, permanent differences between GAAP and local tax laws, and the impact of discrete items. A change in the geographic mix of earnings could impact our ETR.

For the three and six months ended June 30, 2022 our ETR was 19.4 percent and 16.9 percent, respectively. This compares to an ETR of 12.3 percent and 12.5 percent for the three and six months ended June 30, 2021, respectively. The ETR for each period was impacted by our mix of earnings among various jurisdictions and discrete tax benefits.

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
Three Months Ended
June 30, 2022
(in millions of U.S. dollars except for ratios)
Numerator
Losses and loss expenses	A	$2,446	$773	$478	$1,224	$139	$191	$5,251
Catastrophe losses and related adjustments
Catastrophe losses, net of related adjustments		(124)	(95)	(21)	(49)	(2)	—	(291)
Reinstatement premiums collected (expensed) on catastrophe losses		—	—	—	—	—	—	—
Catastrophe losses, gross of related adjustments		(124)	(95)	(21)	(49)	(2)	—	(291)
PPD and related adjustments
PPD, net of related adjustments - favorable (unfavorable)		287	3	—	173	(25)	(191)	247
Net premiums earned adjustments on PPD - unfavorable (favorable)		3	—	—	—	—	—	3
Expense adjustments - unfavorable (favorable)		(1)	—	—	—	—	—	(1)
PPD reinstatement premiums - unfavorable (favorable)		—	—	—	—	(3)	—	(3)
PPD, gross of related adjustments - favorable (unfavorable)		289	3	—	173	(28)	(191)	246
CAY loss and loss expense ex CATs	B	$2,611	$681	$457	$1,348	$109	$—	$5,206
Policy acquisition costs and administrative expenses
Policy acquisition costs and administrative expenses	C	$822	$331	$33	$975	$67	$90	$2,318
Expense adjustments - favorable (unfavorable)		1	—	—	—	—	—	1
Policy acquisition costs and administrative expenses, adjusted	D	$823	$331	$33	$975	$67	$90	$2,319
Denominator
Net premiums earned	E	$4,248	$1,271	$573	$2,696	$222		$9,010
Net premiums earned adjustments on PPD - unfavorable (favorable)		3	—	—	—	—		3
PPD reinstatement premiums - unfavorable (favorable)		—	—	—	—	(3)		(3)
Net premiums earned excluding adjustments	F	$4,251	$1,271	$573	$2,696	$219		$9,010
P&C Combined ratio
Loss and loss expense ratio	A/E	57.6%	60.8%	83.3%	45.4%	62.6%		58.3%
Policy acquisition cost and administrative expense ratio	C/E	19.3%	26.1%	5.8%	36.2%	30.2%		25.7%
P&C Combined ratio		76.9%	86.9%	89.1%	81.6%	92.8%		84.0%
CAY P&C Combined ratio ex CATs
Loss and loss expense ratio, adjusted	B/F	61.4%	53.6%	79.6%	50.0%	49.7%		57.8%
Policy acquisition cost and administrative expense ratio, adjusted	D/F	19.4%	26.1%	5.8%	36.2%	30.7%		25.7%
CAY P&C Combined ratio ex CATs		80.8%	79.7%	85.4%	86.2%	80.4%		83.5%
Combined ratio
Combined ratio								84.1%
Add: impact of gains and losses on crop derivatives								(0.1)%
P&C Combined ratio								84.0%
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
Six Months Ended
June 30, 2022
(in millions of U.S. dollars except for ratios)
Numerator
Losses and loss expenses	A	$4,943	$1,486	$386	$2,613	$254	$201	$9,883
Catastrophe losses and related adjustments
Catastrophe losses, net of related adjustments		(205)	(195)	(21)	(200)	(3)	—	(624)
Reinstatement premiums collected (expensed) on catastrophe losses		—	—	—	—	—	—	—
Catastrophe losses, gross of related adjustments		(205)	(195)	(21)	(200)	(3)	—	(624)
PPD and related adjustments
PPD, net of related adjustments - favorable (unfavorable)		395	54	26	233	(22)	(199)	487
Net premiums earned adjustments on PPD - unfavorable (favorable)		3	—	159	—	—	—	162
Expense adjustments - unfavorable (favorable)		5	—	(1)	—	—	—	4
PPD reinstatement premiums - unfavorable (favorable)		—	—	—	—	(2)	—	(2)
PPD, gross of related adjustments - favorable (unfavorable)		403	54	184	233	(24)	(199)	651
CAY loss and loss expense ex CATs	B	$5,141	$1,345	$549	$2,646	$227	$2	$9,910
Policy acquisition costs and administrative expenses
Policy acquisition costs and administrative expenses	C	$1,660	$660	$44	$1,923	$138	$173	$4,598
Expense adjustments - favorable (unfavorable)		(5)	—	1	—	—	—	(4)
Policy acquisition costs and administrative expenses, adjusted	D	$1,655	$660	$45	$1,923	$138	$173	$4,594
Denominator
Net premiums earned	E	$8,362	$2,518	$544	$5,324	$457		$17,205
Net premiums earned adjustments on PPD - unfavorable (favorable)		3	—	159	—	—		162
PPD reinstatement premiums - unfavorable (favorable)		—	—	—	—	(2)		(2)
Net premiums earned excluding adjustments	F	$8,365	$2,518	$703	$5,324	$455		$17,365
P&C Combined ratio
Loss and loss expense ratio	A/E	59.1%	59.0%	70.9%	49.1%	55.5%		57.4%
Policy acquisition cost and administrative expense ratio	C/E	19.9%	26.2%	8.1%	36.1%	30.2%		26.8%
P&C Combined ratio		79.0%	85.2%	79.0%	85.2%	85.7%		84.2%
CAY P&C Combined ratio ex CATs
Loss and loss expense ratio, adjusted	B/F	61.5%	53.4%	77.9%	49.7%	49.8%		57.1%
Policy acquisition cost and administrative expense ratio, adjusted	D/F	19.7%	26.3%	6.4%	36.1%	30.3%		26.4%
CAY P&C Combined ratio ex CATs		81.2%	79.7%	84.3%	85.8%	80.1%		83.5%
Combined ratio
Combined ratio								84.3%
Add: impact of gains and losses on crop derivatives								(0.1)%
P&C Combined ratio								84.2%
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

Amortization of Purchased Intangibles and Other Amortization
Amortization expense related to purchased intangibles was $71 million and $142 million for the three and six months ended June 30, 2022, respectively, and principally relates to the Chubb Corp acquisition.

The following table presents, as of June 30, 2022, the estimated pre-tax amortization expense (benefit) of purchased intangibles, at current foreign currency exchange rates, for the third and fourth quarters of 2022 and for the next five years:

	Associated with the Chubb Corp Acquisition
For the Years Ending December 31 (in millions of U.S. dollars)	Agency distribution relationships and renewal rights	Fair value adjustment on Unpaid losses and loss expenses	Total (1)	Other intangible assets (2)	Total Amortization of purchased intangibles
Third quarter of 2022	$49	$(3)	$46	$24	$70
Fourth quarter of 2022	49	(3)	46	25	71
2023	177	(6)	171	94	265
2024	159	(5)	154	88	242
2025	143	(5)	138	86	224
2026	129	(6)	123	84	207
2027	116	(10)	106	82	188
Total	$822	$(38)	$784	$483	$1,267
(1)Recorded in Corporate.
(2)Recorded in applicable segment(s) that acquired the intangible assets.

Reduction of deferred tax liability associated with Other intangible assets
At June 30, 2022, the deferred tax liability associated with Other intangible assets (excluding the fair value adjustment on Unpaid losses and loss expense) was $1,171 million.

The following table presents as of June 30, 2022, the expected reduction to the deferred tax liability associated with the amortization of Other intangible assets, at current foreign currency exchange rates, for the third and fourth quarters of 2022 and for the next five years:

For the Years Ending December 31 (in millions of U.S. dollars)	Reduction to deferred tax liability associated with intangible assets
Third quarter of 2022	16
Fourth quarter of 2022	16
2023	60
2024	55
2025	51
2026	48
2027	45
Total	$291

Amortization of the fair value adjustment on acquired invested assets and assumed long-term debt
The following table presents at June 30, 2022, the expected amortization expense of the fair value adjustment on acquired invested assets related to the Chubb Corp acquisition, at current foreign currency exchange rates, and the expected amortization benefit from the fair value adjustment on assumed long-term debt for the third and fourth quarters of 2022 and for the next five years:

	Amortization (expense) benefit of the fair value adjustment on
For the Years Ending December 31 (in millions of U.S. dollars)	Acquired invested assets (1)	Assumed long-term debt (2)
Third quarter of 2022	(15)	5
Fourth quarter of 2022	(14)	6
2023	(50)	21
2024	(15)	21
2025	—	21
2026	—	21
2027	—	21
Total	$(94)	$116
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

Net Investment Income

	Three Months Ended June 30		Six Months Ended June 30
(in millions of U.S. dollars)	2022	2021	2022	2021
Fixed maturities (1)	$853	$836	$1,652	$1,676
Short-term investments	15	8	24	17
Other interest income	4	3	7	5
Equity securities	34	41	72	77
Other investments	27	43	46	66
Gross investment income (1)	933	931	1,801	1,841
Investment expenses	(45)	(47)	(91)	(94)
Net investment income (1)	$888	$884	$1,710	$1,747
(1) Includes amortization expense related to fair value adjustment of acquired invested assets related to the Chubb Corp acquisition	$(14)	$(22)	$(30)	$(48)

Net investment income is influenced by a number of factors including the amounts and timing of inward and outward cash flows, the level of interest rates, and changes in overall asset allocation. Net investment income increased 0.4 percent for the three months ended June 30, 2022, primarily due to higher reinvestment rates on fixed maturities, offset by reduced call activity in fixed income securities, and lower income from equity securities and private equities, which are included in Other investments. Net investment income decreased 2.1 percent for the six months ended June 30, 2022, due to reduced call activity in fixed income securities and lower income from equity securities, and private equities, which are included in Other investments.

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

	Three Months Ended June 30		Six Months Ended June 30
(in millions of U.S. dollars)	2022	2021	2022	2021
Total mark-to-market gain (loss) on private equity, pre-tax	$(130)	$736	$180	$1,174

Interest Expense
Interest expense was $266 million for the six months ended June 30, 2022, including a benefit of $10 million related to the amortization of the fair value of debt assumed in the Chubb Corp acquisition. Pre-tax interest expense for our existing debt obligations and fees based on expected usage of certain facilities, including letters of credit, collateral fees, and repurchase agreements, is expected to be $297 million for the rest of 2022, or, $573 million for the full year 2022 based on current foreign exchange rates. This is an increase of about $30 million from our previous estimate of $543 million for full year 2022 as disclosed in our 2021 Form 10-K. This increase is primarily driven by interest from an additional $2.0 billion in repurchase agreements which Chubb entered into during the second quarter of 2022 to finance a portion of the acquisition of Cigna's accident and health (A&H) and life business in six Asia-Pacific markets. The $2.0 billion repurchase agreements are due to expire by the end of 2022. In addition, we expect a benefit of $11 million related to the fair value of debt amortization for the rest of 2022, or, $21 million for the full year 2022. For more information on our debt obligations, refer to Note 9 to the Consolidated Financial Statements, under Item 8 in our 2021 Form 10-K.

Investments
Our investment portfolio is invested primarily in publicly traded, investment grade, fixed income securities with an average credit quality of A/A as rated by the independent investment rating services Standard and Poor’s (S&P)/Moody’s Investors Service (Moody’s) at June 30, 2022. The portfolio is externally managed by independent, professional investment managers and is broadly diversified across geographies, sectors, and issuers. Other investments principally comprise direct investments, investment funds, and limited partnerships. We hold no collateralized debt obligations in our investment portfolio, and we provide no credit default protection. We have long-standing global credit limits for our entire portfolio across the organization. Exposures are aggregated, monitored, and actively managed by our Global Credit Committee, comprising senior executives, including our Chief Financial Officer, our Chief Risk Officer, our Chief Investment Officer, and our Treasurer. We also have well-established, strict contractual investment rules requiring managers to maintain highly diversified exposures to individual issuers and closely monitor investment manager compliance with portfolio guidelines.

The average duration of our fixed income securities, including the effect of options and swaps, was 4.3 years and 4.1 years at June 30, 2022 and December 31, 2021, respectively. We estimate that a 100 basis point (bps) increase in interest rates would reduce the valuation of our fixed income portfolio by approximately $4.1 billion at June 30, 2022. The following table shows the fair value and cost/amortized cost, net of valuation allowance, of our invested assets:

	June 30, 2022		December 31, 2021
(in millions of U.S. dollars)	Fair Value	Cost/ Amortized Cost, Net	Fair Value	Cost/ Amortized Cost, Net
Fixed maturities available for sale	$82,069	$88,438	$93,108	$90,479
Fixed maturities held to maturity	9,333	9,532	10,647	10,118
Short-term investments	3,431	3,433	3,146	3,147
Fixed income securities	94,833	101,403	106,901	103,744
Equity securities	2,649	2,649	4,782	4,782
Other investments	12,168	12,168	11,169	11,169
Total investments	$109,650	$116,220	$122,852	$119,695

The fair value of our total investments decreased $13.2 billion during the six months ended June 30, 2022 due to unrealized losses on fixed maturities, sales of fixed income securities, and share repurchases, partially offset by strong operating cash flows.

The following tables present the fair value of our fixed income securities at June 30, 2022 and December 31, 2021. The first table lists investments according to type and second according to S&P credit rating:

	June 30, 2022		December 31, 2021
(in millions of U.S. dollars, except for percentages)	Fair Value	% of Total	Fair Value	% of Total
U.S. Treasury / Agency	$3,450	4%	$3,458	3%
Corporate and asset-backed securities	36,793	38%	41,264	39%
Mortgage-backed securities	18,933	20%	22,292	21%
Municipal	8,338	9%	9,650	9%
Non-U.S.	23,888	25%	27,091	25%
Short-term investments	3,431	4%	3,146	3%
Total	$94,833	100%	$106,901	100%
AAA	$13,946	15%	$15,364	14%
AA	30,771	32%	35,179	33%
A	17,326	18%	20,171	19%
BBB	15,726	17%	17,362	16%
BB	8,514	9%	9,084	8%
B	8,167	9%	9,202	9%
Other	383	—%	539	1%
Total	$94,833	100%	$106,901	100%
Corporate and asset-backed securities
The following table presents our 10 largest global exposures to corporate bonds by fair value at June 30, 2022:

(in millions of U.S. dollars)	Fair Value
Bank of America Corp	$596
JP Morgan Chase & Co	568
Wells Fargo & Co	487
Morgan Stanley	449
Comcast Corp	414
Verizon Communications Inc	412
AT&T Inc	387
Citigroup Inc	385
Goldman Sachs Group Inc	366
HSBC Holdings Plc	324

Mortgage-backed securities
The following table shows the fair value and amortized cost, net of valuation allowance, of our mortgage-backed securities:

	S&P Credit Rating					Fair Value	Amortized Cost, Net
June 30, 2022 (in millions of U.S. dollars)	AAA	AA	A	BBB	BB and below	Total	Total
Agency residential mortgage-backed securities (RMBS)	$8	$15,399	$—	$—	$—	$15,407	$16,571
Non-agency RMBS	366	45	68	38	5	522	577
Commercial mortgage-backed securities	2,567	268	154	12	3	3,004	3,155
Total mortgage-backed securities	$2,941	$15,712	$222	$50	$8	$18,933	$20,303

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
The following table summarizes the fair value and amortized cost, net of valuation allowance, of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. government securities at June 30, 2022:

(in millions of U.S. dollars)	Fair Value	Amortized Cost, Net
Republic of Korea	$949	$982
Canada	890	956
Federative Republic of Brazil	605	629
Province of Ontario	575	616
United Mexican States	508	548
United Kingdom	440	461
Kingdom of Thailand	435	461
Socialist Republic of Vietnam	426	339
Commonwealth of Australia	411	470
Province of Quebec	400	422
Other Non-U.S. Government Securities	4,562	4,983
Total	$10,201	$10,867

The following table summarizes the fair value and amortized cost, net of valuation allowance, of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. corporate securities at June 30, 2022:

(in millions of U.S. dollars)	Fair Value	Amortized Cost, Net
United Kingdom	$2,106	$2,266
Canada	1,687	1,822
United States (1)	1,088	1,229
France	1,038	1,115
Australia	932	1,014
Japan	722	766
Switzerland	518	565
Germany	502	552
Netherlands	495	530
China	386	413
Other Non-U.S. Corporate Securities	4,213	4,583
Total	$13,687	$14,855
(1)     The countries that are listed in the non-U.S. corporate fixed income portfolio above represent the ultimate parent company's country of risk. Non-U.S. corporate securities could be issued by foreign subsidiaries of U.S. corporations.

Below-investment grade corporate fixed income portfolio
Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss from default by the borrower is greater with below-investment grade securities. Below-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than investment grade issuers. At June 30, 2022, our corporate fixed income investment portfolio included below-investment grade and non-rated securities which, in total, comprised approximately 16 percent of our fixed income portfolio. Our below-investment grade and non-rated portfolio includes 1,739 issuers, with the greatest single exposure being $143 million.

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

Critical Accounting Estimates
As of June 30, 2022, there were no material changes to our critical accounting estimates. For a full discussion of our critical accounting estimates, refer to Item 7 in our 2021 Form 10-K.

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

The following table presents a roll-forward of our unpaid losses and loss expenses:

(in millions of U.S. dollars)	Gross Losses	Reinsurance Recoverable (1)	Net Losses
Balance at December 31, 2021	$72,943	$16,184	$56,759
Losses and loss expenses incurred	13,003	2,808	10,195
Losses and loss expenses paid	(11,027)	(2,180)	(8,847)
Other (including foreign exchange translation)	(827)	(239)	(588)
Balance at June 30, 2022	$74,092	$16,573	$57,519
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

Asbestos and Environmental (A&E)
There was no significant A&E reserve activity during the three and six months ended June 30, 2022. A&E reserves are included in Corporate. Refer to our 2021 Form 10-K for further information on our A&E exposures.

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

Catastrophe Management
We actively monitor and manage our catastrophe risk accumulation around the world from natural perils, including setting risk limits based on probable maximum loss (PML), and purchasing catastrophe reinsurance, to ensure sufficient liquidity and capital to meet the expectations of regulators, rating agencies and policyholders, and to provide shareholders with an appropriate risk-adjusted return. Chubb uses internal and external data together with sophisticated analytical, catastrophe loss and risk modeling techniques to ensure an appropriate understanding of risk, including diversification and correlation effects, across different product lines and territories. The table below presents our modeled pre-tax estimates of natural catastrophe PML, net of reinsurance, at June 30, 2022, and does not represent our expected catastrophe losses for any one year.

	Modeled Net Probable Maximum Loss (PML) Pre-tax
	Worldwide (1)		U.S. Hurricane (2)		California Earthquake (3)
	Annual Aggregate		Annual Aggregate		Single Occurrence
(in millions of U.S. dollars, except for percentages)	Chubb	% of Total Shareholders’ Equity	Chubb	% of Total Shareholders’ Equity	Chubb	% of Total Shareholders’ Equity
1-in-10	$2,177	4.2%	$1,132	2.2%	$146	0.3%
1-in-100	$4,558	8.8%	$2,916	5.6%	$1,314	2.5%
1-in-250	$7,475	14.5%	$5,443	10.5%	$1,500	2.9%
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

The PML for worldwide and key U.S. peril regions are based on our in-force portfolio at April 1, 2022, and reflect the April 1, 2022, reinsurance program (see Global Property Catastrophe Reinsurance Program section) as well as inuring reinsurance protection coverages. These estimates assume that reinsurance recoverable is fully collectible.

According to the model, for the 1-in-100 return period scenario, there is a one percent chance that our pre-tax annual aggregate losses incurred in any year from U.S. hurricane events could be in excess of $2,916 million (or 5.6 percent of our total shareholders’ equity at June 30, 2022). Effective December 31, 2021, our worldwide PMLs include losses from U.S. wildfire and U.S. inland flood.

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

Liquidity
We anticipate that positive cash flows from operations (underwriting activities and investment income) should be sufficient to cover cash outflows under most loss scenarios for the near term. In addition to cash from operations, routine sales of investments, and financing arrangements, we have agreements with a third-party bank provider which implemented two international multi-currency notional cash pooling programs to enhance cash management efficiency during periods of short-term timing mismatches between expected inflows and outflows of cash by currency. The programs allow us to optimize investment income by avoiding portfolio disruption. Should the need arise, we generally have access to capital markets and to credit facilities with letter of credit capacity of $3.7 billion with a sub-limit of $2.0 billion for revolving credit. At June 30, 2022, our usage under these facilities was $1.3 billion in letters of credit. Our access to credit under these facilities is dependent on the ability of the banks that are a party to the facilities to meet their funding commitments. The facilities require that we maintain certain financial covenants, all of which we met at June 30, 2022. Should the existing credit providers on these facilities experience financial difficulty, we may be required to replace credit sources, possibly in a difficult market. If we cannot obtain adequate capital or sources of credit on favorable terms, on a timely basis, or at all, our business, operating results, and financial condition could be adversely affected. To date, we have not experienced difficulty accessing our credit facilities.

The payment of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction, as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies. During the six months ended June 30, 2022, we were able to meet all our obligations, including the payments of dividends on our Common Shares, with our net cash flows.

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions as well as the subsidiary’s financial condition are paramount to the dividend decision. Chubb Limited received dividends of $5.8 billion and $1.8 billion from its Bermuda subsidiaries during the six months ended June 30, 2022 and 2021, respectively. Chubb Limited received cash dividends of nil and $21 million and non-cash dividends of nil and $536 million from a Swiss subsidiary during the six months ended June 30, 2022 and 2021, respectively.

The U.S. insurance subsidiaries of Chubb INA Holdings Inc. (Chubb INA) may pay dividends, without prior regulatory approval, subject to restrictions set out in state law of the subsidiary’s domicile (or, if applicable, commercial domicile). Chubb INA’s international subsidiaries are also subject to insurance laws and regulations particular to the countries in which the subsidiaries operate. These laws and regulations sometimes include restrictions that limit the amount of dividends payable without prior approval of regulatory insurance authorities. Chubb Limited received no dividends from Chubb INA during the six months ended June 30, 2022 and 2021. Debt issued by Chubb INA is serviced by statutorily permissible distributions by Chubb INA’s insurance subsidiaries to Chubb INA as well as other group resources. Chubb INA received $1.8 billion and $470 million from its subsidiaries during the six months ended June 30, 2022 and 2021, respectively.

Cash Flows
Our sources of liquidity include cash from operations, routine sales of investments, and financing arrangements. The following is a discussion of our cash flows for the six months ended June 30, 2022 and 2021.

Operating cash flows were $5.2 billion in both the six months ended June 30, 2022, and 2021.

Cash from (used for) investing was $1.1 billion in the six months ended June 30, 2022, compared to $(2.0) billion in the prior period, an increase of $3.1 billion. Cash from investing in the current period included higher net sales of fixed maturities and equity securities of $3.7 billion, partially offset by higher private equity contributions, net of distributions received, of $606 million. In addition, cash used related to acquisitions of Huatai Group ownership interest was $113 million in 2022 compared to $65 million in 2021.

Cash used for financing was $0.7 billion in the six months ended June 30, 2022, compared to $3.0 billion in the prior year period. This decrease of $2.3 billion was the result of an additional $2.0 billion in repurchase agreements which Chubb entered into during the second quarter of 2022 to finance a portion of the acquisition of Cigna's A&H and life business in six Asia-Pacific markets. Chubb uses repurchase agreements as a low-cost funding alternative. At June 30, 2022, there were $3.4 billion in repurchase agreements outstanding with various maturities over the next six months.

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

Capital Resources
Capital resources consist of funds deployed or available to be deployed to support our business operations.

	June 30	December 31
(in millions of U.S. dollars, except for ratios)	2022	2021
Short-term debt	$1,474	$999
Long-term debt	14,311	15,169
Total financial debt	15,785	16,168
Trust preferred securities	308	308
Total shareholders’ equity	51,667	59,714
Total capitalization	$67,760	$76,190
Ratio of financial debt to total capitalization	23.3%	21.2%
Ratio of financial debt plus trust preferred securities to total capitalization	23.8%	21.6%

The ratios of financial debt to total capitalization in the table above are higher at June 30, 2022 compared to December 31, 2021 from the decline in shareholders' equity, principally reflecting net unrealized depreciation on investments in the current period compared to net unrealized appreciation in 2021.

Repurchase agreements are excluded from the table above and are disclosed separately from short-term debt in the Consolidated balance sheets. The repurchase agreements are collateralized borrowings where we maintain the right and ability to redeem the collateral on short notice, unlike short-term debt which comprises the current maturities of our long-term debt instruments.

For the six months ended June 30, 2022, we repurchased $2.1 billion of Common Shares in a series of open market transactions under the Board of Directors (Board) share repurchase authorization. At June 30, 2022, there were 41,081,627 Common Shares in treasury with a weighted-average cost of $165.36 per share, and $2.5 billion in share repurchase authorization remained through June 30, 2023. For the period July 1, 2022 through July 28, 2022, we repurchased 1,513,728 Common Shares for a total of $281 million in a series of open market transactions. At July 28, 2022, $2.2 billion in share repurchase authorization remained.

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

At our May 2022 annual general meeting, our shareholders approved an annual dividend for the following year of up to $3.32 per share, or CHF 3.22 per share, calculated using the USD/CHF exchange rate as published in the Wall Street Journal on May 19, 2022, expected to be paid in four quarterly installments of $0.83 per share after the general meeting by way of a distribution from capital contribution reserves, transferred to free reserves for payment. The Board determines the record and payment dates at which the annual dividend may be paid until the date of the 2023 annual general meeting, and is authorized to abstain from distributing a dividend at its discretion. The annual dividend approved in May 2022 represented a $0.12 per share increase ($0.03 per quarter) over the prior year dividend.

The following table represents dividends paid per Common Share to shareholders of record on each of the following dates:

Shareholders of record as of:	Dividends paid as of:
December 17, 2021	January 7, 2022	$0.80 (CHF 0.74)
March 18, 2022	April 8, 2022	$0.80 (CHF 0.74)
June 17, 2022	July 8, 2022	$0.83 (CHF 0.80)

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

The following table presents the condensed balance sheets of Chubb Limited and Chubb INA Holdings Inc., after elimination of investment in any non-guarantor subsidiary:

	Chubb Limited (Parent Guarantor)		Chubb INA Holdings Inc. (Subsidiary Issuer)
	June 30	December 31	June 30	December 31
(in millions of U.S. dollars)	2022	2021	2022	2021
Assets
Investments	$—	$—	$149	$149
Cash	3,917	1	3	580
Due from parent guarantor/subsidiary issuer	4	2	1,070	348
Due from subsidiaries that are not issuers or guarantors	1,814	1,805	571	526
Other assets	5	16	2,195	1,667
Total assets	$5,740	$1,824	$3,988	$3,270
Liabilities
Due to parent guarantor/subsidiary issuer	$1,070	$348	$4	$2
Due to subsidiaries that are not issuers or guarantors	239	241	1,823	1,647
Affiliated notional cash pooling programs	243	8	425	—
Short-term debt	—	—	1,474	999
Long-term debt	—	—	14,311	15,169
Trust preferred securities	—	—	308	308
Other liabilities	354	363	1,803	1,803
Total liabilities	1,906	960	20,148	19,928
Total shareholders’ equity	3,834	864	(16,160)	(16,658)
Total liabilities and shareholders’ equity	$5,740	$1,824	$3,988	$3,270

The following table presents the condensed statements of operations and comprehensive income of Chubb Limited and Chubb INA Holdings Inc., excluding equity in earnings from non-guarantor subsidiaries:

Six Months Ended June 30, 2022	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)
(in millions of U.S. dollars)
Net investment income (loss)	$4	$(2)
Net realized gains (losses)	14	200
Administrative expenses	54	(52)
Interest (income) expense	(29)	273
Other (income) expense	(24)	20
Cigna integration expenses	—	1
Income tax expense (benefit)	6	(22)
Net income (loss)	$11	$(22)
Comprehensive income (loss)	$11	$(49)

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Refer to Item 7A included in our 2021 Form 10-K.

Foreign currency management
As a global company, Chubb entities transact business in multiple currencies. Our policy is to generally match assets, liabilities and required capital for each individual jurisdiction in local currency, which would include the use of derivatives. We do not hedge our net asset non-U.S. dollar capital positions. We occasionally engage in hedging activity for planned cross border transactions. For an estimated impact of foreign currency movement on our net assets denominated in non-U.S. currencies, refer to Item 7A in our 2021 Form 10-K. This information will be updated and disclosed in interim filings if our net assets in non-U.S. currencies change materially from the December 31, 2021, balances disclosed in the 2021 Form 10-K.

Effective April 1, 2022, Turkey was designated as a highly inflationary economy and therefore we changed the functional currency for our Turkish operations from the Turkish lira to the U.S. dollar. Our net assets denominated in the Turkish lira represent less than 0.1% of consolidated shareholders’ equity. Therefore, this change in the functional currency of our Turkish operations did not have a material impact on our financial condition or results of operations.

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

The tables below are estimates of the sensitivities to instantaneous changes in economic inputs (e.g., equity shock, interest rate shock etc.) at June 30, 2022, of the FVL and of the fair value of specific derivative instruments held (hedge value) to partially offset the risk in the variable annuity guarantee reinsurance portfolio. The following assumptions should be considered when using the below tables:

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

•The hedge sensitivity is from June 30, 2022, market levels and only applicable to the equity and interest rate sensitivities table below.

•The sensitivities do not scale linearly and may be proportionally greater for larger movements in the market factors. Actual sensitivity of our net income may differ from those disclosed in the tables below due to fluctuations in short-term market movements.

Sensitivities to equity and interest rate movements
(in millions of U.S. dollars)		Worldwide Equity Shock
Interest Rate Shock		+10%	Flat	-10%	-20%	-30%	-40%
+100 bps	(Increase)/decrease in FVL	$319	$221	$95	$(57)	$(238)	$(455)
	Increase/(decrease) in hedge value	(73)	—	73	147	220	293
	Increase/(decrease) in net income	$246	$221	$168	$90	$(18)	$(162)
Flat	(Increase)/decrease in FVL	$127	$—	$(150)	$(329)	$(538)	$(781)
	Increase/(decrease) in hedge value	(73)	—	73	147	220	293
	Increase/(decrease) in net income	$54	$—	$(77)	$(182)	$(318)	$(488)
-100 bps	(Increase)/decrease in FVL	$(123)	$(273)	$(447)	$(650)	$(883)	$(1,146)
	Increase/(decrease) in hedge value	(73)	—	73	146	220	293
	Increase/(decrease) in net income	$(196)	$(273)	$(374)	$(504)	$(663)	$(853)

Sensitivities to Other Economic Variables		AA-rated Credit Spreads		Interest Rate Volatility		Equity Volatility
(in millions of U.S. dollars)		+100 bps	-100 bps	+2%	-2%	+2%	-2%
(Increase)/decrease in FVL		$60	$(67)	$(1)	$1	$(18)	$17
Increase/(decrease) in net income		$60	$(67)	$(1)	$1	$(18)	$17

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

ITEM 4. Controls and Procedures
Chubb’s management, with the participation of Chubb’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Chubb’s disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as of June 30, 2022. Based upon that evaluation, Chubb’s Chief Executive Officer and Chief Financial Officer concluded that Chubb’s disclosure controls and procedures are effective in allowing information required to be disclosed in reports filed under the Securities Exchange Act of 1934 to be recorded, processed, summarized, and reported within time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to Chubb’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in Chubb's internal controls over financial reporting during the three months ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, Chubb's internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings
The information required with respect to this item is included in Note 7 g) to the Consolidated Financial Statements, which is hereby incorporated herein by reference.

ITEM 1A. Risk Factors
There have been no material changes to the risk factors described under "Risk Factors" under Item 1A of Part I of our 2021 Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

Issuer’s Repurchases of Equity Securities
The following table provides information with respect to purchases by Chubb of its Common Shares during the three months ended June 30, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans (3)
April 1 through April 30	262,755	$210.48	259,000	$1.59	billion
May 1 through May 31	2,785,926	$207.66	2,708,200	$3.53	billion
June 1 through June 30	2,511,835	$204.00	2,509,100	$2.50	billion
Total	5,560,516	$206.14	5,476,300
(1)This column represents open market share repurchases and the surrender to Chubb of Common Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and to cover the cost of the exercise of options by employees through stock swaps.
(2)In July 2021, the Board had authorized a one-time incremental share repurchase program of up to $5.0 billion through June 30, 2022. The aggregate value of shares purchased in the three months ended June 30, 2022 as part of the publicly announced plan was $1.1 billion.
(3)In May 2022, the Board authorized the repurchase of up to $2.5 billion of Chubb's Common Shares effective through June 30, 2023. Shares were repurchased under the July 2021 $5.0 billion share repurchase authorization prior to utilizing the May 2022 $2.5 billion share repurchase authorization. As of June 30, 2022, $522 million expired under the July 2021 $5.0 billion share repurchase authorization. Refer to Note 8 to the Consolidated Financial Statements for more information on the Chubb Limited securities repurchase authorizations. For the period July 1, 2022 through July 28, 2022, we repurchased 1,513,728 Common Shares for a total of $281 million in a series of open market transactions. As of July 28, 2022, $2.22 billion in share repurchase authorization remained through June 30, 2023.

ITEM 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
3.1	Articles of Association of the Company, as amended and restated	8-K	3.1	May 20, 2022

3.2	Organizational Regulations of the Company, as amended	8-K	3.1	November 21, 2016

4.1	Articles of Association of the Company, as amended and restated	8-K	4.1	May 20, 2022

4.2	Organizational Regulations of the Company, as amended	8-K	3.1	November 21, 2016

22.1	Guaranteed Securities	10-K	22.1	February 24, 2022

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

101.1	The following financial information from Chubb Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in Inline XBRL:
	(i) Consolidated Balance Sheets at June 30, 2022, and December 31, 2021; (ii) Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2022 and 2021; (iii) Consolidated Statements of Shareholders’ Equity for the three and six months ended June 30, 2022 and 2021; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021; and (v) Notes to Consolidated Financial Statements				X

104.1	The Cover Page Interactive Data File formatted in Inline XBRL (The cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101.1)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHUBB LIMITED
(Registrant)

July 29, 2022	/s/ Evan G. Greenberg
Evan G. Greenberg
Chairman and Chief Executive Officer

July 29, 2022	/s/ Peter C. Enns
Peter C. Enns
Executive Vice President and Chief Financial Officer