Form 10-Q
period 2022-09-30
Chubb Ltd
filed 2022-10-28
CIK 896159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022
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
Yes  ☐                                               No  ☑
The number of registrant’s Common Shares (CHF 24.15 par value) outstanding as of October 21, 2022 was 415,050,274.

CHUBB LIMITED
INDEX TO FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements
CONSOLIDATED BALANCE SHEETS (Unaudited)
Chubb Limited and Subsidiaries

	September 30	December 31
(in millions of U.S. dollars, except share and per share data)	2022	2021
Assets
Investments
Fixed maturities available for sale, at fair value, net of valuation allowance - $147 and $14 (amortized cost – $93,316 and $90,493)	$83,741	$93,108
Fixed maturities held to maturity, at amortized cost, net of valuation allowance - $33 and $35 (fair value – $8,491 and $10,647)	8,976	10,118
Equity securities, at fair value	844	4,782
Short-term investments, at fair value (amortized cost – $4,536 and $3,147)	4,534	3,146
Other investments, at fair value	13,645	11,169
Total investments	111,740	122,323
Cash	2,128	1,659
Restricted cash	136	152
Securities lending collateral	1,626	1,831
Accrued investment income	900	821
Insurance and reinsurance balances receivable, net of valuation allowance - $51 and $46	12,853	11,322
Reinsurance recoverable on losses and loss expenses, net of valuation allowance - $352 and $329	18,754	17,366
Reinsurance recoverable on policy benefits	297	213
Deferred policy acquisition costs	5,578	5,513
Value of business acquired	3,324	236
Goodwill	16,107	15,213
Other intangible assets	5,383	5,455
Prepaid reinsurance premiums	3,265	3,028
Investments in partially-owned insurance companies	2,943	3,130
Other assets	13,077	11,792
Total assets	$198,111	$200,054
Liabilities
Unpaid losses and loss expenses	$75,992	$72,943
Unearned premiums	20,520	19,101
Future policy benefits	9,586	5,947
Insurance and reinsurance balances payable	7,829	7,243
Securities lending payable	1,626	1,831
Accounts payable, accrued expenses, and other liabilities	16,673	15,004
Deferred tax liabilities	2	389
Repurchase agreements	2,417	1,406
Short-term debt	1,475	999
Long-term debt	14,044	15,169
Trust preferred securities	308	308
Total liabilities	150,472	140,340
Commitments and contingencies (refer to Note 8)
Shareholders’ equity
Common Shares (CHF 24.15 par value; 446,376,614 and 474,021,114 shares issued; 415,020,484 and 426,572,612 shares outstanding)	10,346	10,985
Common Shares in treasury (31,356,130 and 47,448,502 shares)	(4,978)	(7,464)
Additional paid-in capital	7,429	8,478
Retained earnings	47,022	47,365
Accumulated other comprehensive income (loss) (AOCI)	(12,180)	350
Total shareholders’ equity	47,639	59,714
Total liabilities and shareholders’ equity	$198,111	$200,054
See accompanying notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars, except per share data)	2022	2021	2022	2021
Revenues
Net premiums written	$12,020	$10,510	$31,521	$28,718
Increase in unearned premiums	(485)	(510)	(1,683)	(1,684)
Net premiums earned	11,535	10,000	29,838	27,034
Net investment income	979	866	2,689	2,613
Net realized gains (losses)	(384)	(21)	(787)	833
Total revenues	12,130	10,845	31,740	30,480
Expenses
Losses and loss expenses	7,279	6,629	17,474	16,688
Policy benefits	486	151	790	503
Policy acquisition costs	1,975	1,778	5,451	5,141
Administrative expenses	883	806	2,479	2,325
Interest expense	150	122	416	366
Other (income) expense	188	(763)	(21)	(2,030)
Amortization of purchased intangibles	69	71	211	216
Cigna integration expenses	23	—	26	—
Total expenses	11,053	8,794	26,826	23,209
Income before income tax	1,077	2,051	4,914	7,271
Income tax expense	265	218	913	873
Net income	$812	$1,833	$4,001	$6,398
Other comprehensive income (loss)
Change in:
Unrealized depreciation	$(3,045)	$(554)	$(12,041)	$(2,177)
Cumulative foreign currency translation adjustment	(966)	(414)	(1,676)	(84)
Other, including postretirement benefit liability adjustment	(59)	4	(35)	(33)
Other comprehensive loss, before income tax	(4,070)	(964)	(13,752)	(2,294)
Income tax benefit related to OCI items	165	120	1,222	403
Other comprehensive loss	(3,905)	(844)	(12,530)	(1,891)
Comprehensive income (loss)	$(3,093)	$989	$(8,529)	$4,507
Earnings per share
Basic earnings per share	$1.95	$4.21	$9.50	$14.42
Diluted earnings per share	$1.94	$4.18	$9.41	$14.33
See accompanying notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2022	2021	2022	2021
Common Shares
Balance – beginning of period	$10,666	$11,064	$10,985	$11,064
Cancellation of treasury shares	(320)	(79)	(639)	(79)
Balance – end of period	10,346	10,985	10,346	10,985
Common Shares in treasury
Balance – beginning of period	(6,794)	(5,772)	(7,464)	(3,644)
Common Shares repurchased	(685)	(1,516)	(2,815)	(3,956)
Cancellation of treasury shares	2,473	590	4,983	590
Net shares issued under employee share-based compensation plans	28	77	318	389
Balance – end of period	(4,978)	(6,621)	(4,978)	(6,621)
Additional paid-in capital
Balance – beginning of period	7,707	9,046	8,478	9,815
Net shares redeemed (issued) under employee share-based compensation plans	10	(2)	(185)	(184)
Exercise of stock options	(8)	(15)	(35)	(45)
Share-based compensation expense	66	69	205	216
Funding of dividends declared to Retained earnings	(346)	(346)	(1,034)	(1,050)
Balance – end of period	7,429	8,752	7,429	8,752
Retained earnings
Balance – beginning of period	48,363	43,902	47,365	39,337
Net income	812	1,833	4,001	6,398
Cancellation of treasury shares	(2,153)	(511)	(4,344)	(511)
Funding of dividends declared from Additional paid-in capital	346	346	1,034	1,050
Dividends declared on Common Shares	(346)	(346)	(1,034)	(1,050)
Balance – end of period	47,022	45,224	47,022	45,224
Accumulated other comprehensive income (loss) (AOCI)
Balance – beginning of period	(8,275)	1,822	350	2,869
Total other comprehensive loss	(3,905)	(844)	(12,530)	(1,891)
Balance – end of period	(12,180)	978	(12,180)	978
Total shareholders’ equity	$47,639	$59,318	$47,639	$59,318
See accompanying notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Chubb Limited and Subsidiaries

	Nine Months Ended
	September 30
(in millions of U.S. dollars)	2022	2021
Cash flows from operating activities
Net income	$4,001	$6,398
Adjustments to reconcile net income to net cash flows from operating activities
Net realized (gains) losses	787	(833)
Amortization of premiums/discounts on fixed maturities	185	242
Amortization of purchased intangibles	211	216
Equity in net income of partially-owned entities	(192)	(2,073)
Deferred income taxes	(7)	(268)
Unpaid losses and loss expenses	4,848	4,907
Unearned premiums	2,035	2,032
Future policy benefits	40	163
Insurance and reinsurance balances payable	559	408
Accounts payable, accrued expenses, and other liabilities	573	45
Income taxes payable	(108)	212
Insurance and reinsurance balances receivable	(1,756)	(1,257)
Reinsurance recoverable	(1,881)	(1,071)
Deferred policy acquisition costs	(320)	(208)
Other	(383)	(364)
Net cash flows from operating activities	8,592	8,549
Cash flows from investing activities
Purchases of fixed maturities available for sale	(23,533)	(23,028)
Purchases of fixed maturities held to maturity	(454)	(434)
Purchases of equity securities	(837)	(799)
Sales of fixed maturities available for sale	14,142	5,225
Sales of equity securities	4,453	750
Maturities and redemptions of fixed maturities available for sale	7,882	13,710
Maturities and redemptions of fixed maturities held to maturity	1,357	1,488
Net change in short-term investments	(1,106)	809
Net derivative instruments settlements	(52)	(66)
Private equity contributions	(2,194)	(1,872)
Private equity distributions	649	891
Acquisition of subsidiaries (net of cash acquired of $366 and nil)	(4,982)	—
Payment for Huatai Group interest	(113)	(208)
Other	(414)	(217)
Net cash flows used for investing activities	(5,202)	(3,751)
Cash flows from financing activities
Dividends paid on Common Shares	(1,030)	(1,056)
Common Shares repurchased	(2,783)	(3,941)
Proceeds from issuance of repurchase agreements	3,552	1,405
Repayment of repurchase agreements	(2,554)	(1,405)
Proceeds from share-based compensation plans	198	239
Policyholder contract deposits and other	357	365
Policyholder contract withdrawals and other	(362)	(331)
Tax withholding payments for share-based compensation plans	(100)	(81)
Net cash flows used for financing activities	(2,722)	(4,805)
Effect of foreign currency rate changes on cash and restricted cash	(215)	(33)
Net increase (decrease) in cash and restricted cash	453	(40)
Cash and restricted cash – beginning of period	1,811	1,836
Cash and restricted cash – end of period	$2,264	$1,796
Supplemental cash flow information
Taxes paid	$964	$931
Interest paid	$339	$316
See accompanying notes to the Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Chubb Limited and Subsidiaries

1. General

a) Basis of presentation
Chubb Limited is a holding company incorporated in Zurich, Switzerland. Chubb Limited, through its subsidiaries, provides a broad range of insurance and reinsurance products to insureds worldwide. Our results are reported through the following business segments: North America Commercial P&C Insurance, North America Personal P&C Insurance, North America Agricultural Insurance, Overseas General Insurance, Global Reinsurance, and Life Insurance. Refer to Note 13 for additional information.

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

The following table provides a reconciliation of cash and restricted cash reported within the Consolidated balance sheets that total to the amounts shown in the Consolidated statements of cash flows:

	September 30	December 31
(in millions of U.S. dollars)	2022	2021
Cash	$2,128	$1,659
Restricted cash	136	152
Total cash and restricted cash shown in the Consolidated statements of cash flows	$2,264	$1,811

c) Accounting guidance not yet adopted
Targeted Improvements to the Accounting for Long-Duration Contracts
In August 2018, the FASB issued guidance to improve the existing recognition, measurement, presentation, and disclosure requirements for long-duration contracts issued by an insurance entity. The amendments in this update require more frequent updating of assumptions and a standardized discount rate for the future policy benefit liability, a requirement to use the fair value measurement model for policies with market risk benefits, simplified amortization of deferred acquisition costs, and enhanced disclosures. This standard will be effective in the first quarter of 2023 with early adoption permitted. We are currently assessing the effect of adopting this guidance on our financial condition and results of operations. We will be better able to quantify the effect of adopting this standard as we progress in our implementation process and draw nearer to the date of adoption.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

2. Acquisitions

Cigna’s Accident and Health (A&H) and Life Insurance Business in Asian Markets

On July 1, 2022, we completed the acquisition of the life and non-life insurance companies that house the personal accident, supplemental health, and life insurance business of Cigna in six Asian markets. Chubb paid $5.36 billion in cash for the operations, which include Cigna's accident and health (A&H) and life business in Korea, Taiwan, New Zealand, Thailand, Hong Kong, and Indonesia, collectively referred to as Cigna's business in Asia. The reduction in the final purchase price from the original agreement reflects the impacts of rising interest rates and foreign exchange rates on acquired book value and other minor adjustments. This complementary strategic acquisition expands our presence and advances our long-term growth opportunity in Asia. Effective July 1, 2022, the results of operations of this acquired business are reported primarily in our Life Insurance segment and, to a lesser extent, our Overseas General Insurance segment.

The interim consolidated financial statements include the results of Cigna's business in Asia from July 1, 2022. The acquisition of Cigna's business in Asia generated $1,340 million of goodwill, attributable to expected growth and profitability, and $269 million of other intangible assets. None of the goodwill is expected to be deductible for income tax purposes. Additionally, the acquisition of Cigna's business in Asia generated $3,379 million of value of business acquired (VOBA). Refer to Note 7 for more information. Chubb financed the transaction through a combination of available cash and $2.0 billion in repurchase agreement transactions, of which $1.0 billion were outstanding as of September 30, 2022, and due to expire by the end of 2022.

The following table summarizes Chubb's best estimate of fair value of the assets acquired and liabilities assumed at July 1, 2022. The fair value of assets and liabilities, including intangible assets and tax-related items (classified below in Other assets and Other liabilities), are preliminary and may change with offsetting adjustments to goodwill. Chubb may make further adjustments to its purchase price allocation through the end of the permissible one-year measurement period. Chubb does not expect changes, if any, to materially affect its financial position, results of operations, or cash flows.

Preliminary estimate of assets acquired and liabilities assumed from Cigna's business in Asia	July 1
(in millions of U.S. dollars)	2022
Assets
Investments and Cash	$5,311
Accrued investment income	33
Insurance and reinsurance balances receivable	52
Reinsurance recoverable on losses and loss expenses	3
Reinsurance recoverable on future policy benefits	82
Value of business acquired	3,379
Goodwill and other intangible assets	1,609
Other assets	655
Total assets	$11,124
Liabilities
Unpaid losses and loss expenses	$10
Unearned premiums	60
Future policy benefits	3,844
Insurance and reinsurance balances payable	115
Accounts payable, accrued expenses, and other liabilities	925
Deferred tax liabilities	839
Total liabilities	$5,793

Net acquired assets, including goodwill	5,331
Total	$11,124

Direct costs related to the acquisition were expensed as incurred. Cigna integration expenses were $23 million and $26 million for the three and nine months ended September 30, 2022, respectively, and include one-time costs that are directly attributable to third-party consulting fees, employee-related retention costs, and other professional and legal fees related to the acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table summarizes the results of operations of the acquired Cigna business in Asia since the acquisition date that have been included within our Consolidated statements of operations for both the three and nine months ended September 30, 2022.

(in millions of U.S. dollars)
Total revenues	$681
Net income	$21

The preliminary purchase price allocation to intangible assets recorded in connection with the Cigna acquisition and their related useful lives at July 1, 2022, are as follows:

(in millions of U.S. dollars)	Amount	Weighted-average useful life
Definite life
Agency distribution relationships and renewal rights	$190	20 years
Unearned premium reserves (UPR) intangible asset	9	1 year
Indefinite life
Trademarks	70	Indefinite
Total identified intangible assets	$269

The following table presents supplemental unaudited pro forma consolidated information for the periods indicated as though the acquisition of Cigna's business in Asia that occurred on July 1, 2022, had instead occurred on January 1, 2021. The unaudited pro forma consolidated financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated on January 1, 2021, nor is it necessarily indicative of future operating results. Significant assumptions used to determine pro forma operating results include amortization of VOBA and other intangible assets and recognition of interest expense associated with the repurchase agreement transactions used to effect the acquisition.

	Three Months Ended		Nine Months Ended
Pro forma:	September 30		September 30
(in millions of U.S. dollars)	2022	2021	2022	2021
Net premiums earned	$11,535	$10,788	$31,362	$29,406
Total revenues	$12,132	$11,632	$33,253	$32,879
Net income	$825	$1,894	$4,203	$6,649

Huatai Group

Chubb maintains a direct investment in Huatai Insurance Group Co., Ltd. (Huatai Group). Huatai Group is the parent company of, and owns 100 percent of, Huatai Property & Casualty Insurance Co., Ltd. (Huatai P&C), approximately 80 percent of Huatai Life Insurance Co., Ltd. (Huatai Life), and approximately 82 percent of Huatai Asset Management Co., Ltd. (collectively, Huatai). Huatai Group's insurance operations have more than 700 branches and approximately 19 million customers in China.

As of September 30, 2022, Chubb's aggregate ownership interest in Huatai Group was approximately 47.3 percent. Chubb applies the equity method of accounting to its investment in Huatai Group by recording its share of net income or loss in Other (income) expense in the Consolidated statements of operations.

During 2021, Chubb entered into agreements with several counterparties to purchase incremental ownership interests in Huatai Group totaling approximately 31.8 percent for approximately $2.2 billion. In connection with these agreements, Chubb paid approximately $1.1 billion in deposits. In January 2022, we paid $113 million relating to these agreements. Chubb entered into an agreement to acquire an approximate 7.1 percent ownership interest in Huatai Group for approximately $0.5 billion, which was paid as a deposit in 2020. The purchase of the additional ownership interest is contingent upon important conditions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

3. Investments

a) Fixed maturities

September 30, 2022	Amortized Cost	Valuation Allowance	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
(in millions of U.S. dollars)
Available for sale
U.S. Treasury / Agency	$2,725	$—	$5	$(174)	$2,556
Non-U.S.	26,766	(61)	77	(2,599)	24,183
Corporate and asset-backed securities	40,776	(85)	30	(4,341)	36,380
Mortgage-backed securities	18,425	(1)	1	(2,190)	16,235
Municipal	4,624	—	6	(243)	4,387
	$93,316	$(147)	$119	$(9,547)	$83,741
	Amortized Cost	Valuation Allowance	Net Carrying Value	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value

Held to maturity
U.S. Treasury / Agency	$1,281	$—	$1,281	$—	$(52)	$1,229
Non-U.S.	1,046	(4)	1,042	—	(86)	956
Corporate and asset-backed securities	1,769	(27)	1,742	—	(157)	1,585
Mortgage-backed securities	1,549	(1)	1,548	—	(110)	1,438
Municipal	3,364	(1)	3,363	1	(81)	3,283
	$9,009	$(33)	$8,976	$1	$(486)	$8,491

December 31, 2021	Amortized Cost	Valuation Allowance	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
(in millions of U.S. dollars)
Available for sale
U.S. Treasury / Agency	$2,111	$—	$109	$(6)	$2,214
Non-U.S.	25,156	(8)	953	(272)	25,829
Corporate and asset-backed securities	37,844	(6)	1,410	(185)	39,063
Mortgage-backed securities	20,080	—	532	(123)	20,489
Municipal	5,302	—	216	(5)	5,513
	$90,493	$(14)	$3,220	$(591)	$93,108
	Amortized Cost	Valuation Allowance	Net Carrying Value	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value

Held to maturity
U.S. Treasury / Agency	$1,213	$—	$1,213	$34	$(3)	$1,244
Non-U.S.	1,201	(5)	1,196	66	—	1,262
Corporate and asset-backed securities	2,032	(28)	2,004	197	—	2,201
Mortgage-backed securities	1,731	(1)	1,730	74	(1)	1,803
Municipal	3,976	(1)	3,975	162	—	4,137
	$10,153	$(35)	$10,118	$533	$(4)	$10,647

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents the amortized cost of our held to maturity securities according to S&P rating:

	September 30, 2022		December 31, 2021
(in millions of U.S. dollars, except for percentages)	Amortized cost	% of Total	Amortized cost	% of Total
AAA	$1,710	19%	$2,089	21%
AA	4,975	55%	5,303	52%
A	1,679	19%	1,964	19%
BBB	622	7%	773	8%
BB	23	—%	23	—%
Other	—	—%	1	—%
Total	$9,009	100%	$10,153	100%

The following table presents fixed maturities by contractual maturity:

	September 30, 2022		December 31, 2021
(in millions of U.S. dollars)	Net Carrying Value	Fair Value	Net Carrying Value	Fair Value
Available for sale
Due in 1 year or less	$3,173	$3,173	$4,498	$4,498
Due after 1 year through 5 years	23,685	23,685	25,542	25,542
Due after 5 years through 10 years	26,350	26,350	28,207	28,207
Due after 10 years	14,298	14,298	14,372	14,372
	67,506	67,506	72,619	72,619
Mortgage-backed securities	16,235	16,235	20,489	20,489
	$83,741	$83,741	$93,108	$93,108
Held to maturity
Due in 1 year or less	$1,003	$990	$888	$894
Due after 1 year through 5 years	3,373	3,233	3,744	3,846
Due after 5 years through 10 years	1,743	1,677	2,242	2,349
Due after 10 years	1,309	1,153	1,514	1,755
	7,428	7,053	8,388	8,844
Mortgage-backed securities	1,548	1,438	1,730	1,803
	$8,976	$8,491	$10,118	$10,647

Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

b) Gross unrealized loss
Fixed maturities in an unrealized loss position at September 30, 2022 and December 31, 2021 comprised both investment grade and below investment grade securities for which fair value declined, principally due to rising interest rates since the date of purchase. Refer to Note 3 in the 2021 Form 10-K for further information on factors considered in the evaluation of expected credit losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following tables present, for available for sale (AFS) fixed maturities in an unrealized loss position (including securities on loan) that are not deemed to have expected credit losses, the aggregate fair value and gross unrealized loss by length of time the security has been in an unrealized loss position:

	0 – 12 Months		Over 12 Months		Total
September 30, 2022	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. Treasury / Agency	$1,873	$(145)	$227	$(29)	$2,100	$(174)
Non-U.S.	16,585	(1,480)	3,907	(588)	20,492	(2,068)
Corporate and asset-backed securities	28,533	(2,832)	2,621	(456)	31,154	(3,288)
Mortgage-backed securities	12,776	(1,459)	3,324	(728)	16,100	(2,187)
Municipal	3,905	(216)	70	(18)	3,975	(234)
Total AFS fixed maturities	$63,672	$(6,132)	$10,149	$(1,819)	$73,821	$(7,951)

	0 – 12 Months		Over 12 Months		Total
December 31, 2021	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. Treasury / Agency	$363	$(3)	$70	$(3)	$433	$(6)
Non-U.S.	6,917	(196)	1,093	(62)	8,010	(258)
Corporate and asset-backed securities	9,449	(145)	806	(32)	10,255	(177)
Mortgage-backed securities	8,086	(116)	190	(7)	8,276	(123)
Municipal	226	(5)	—	—	226	(5)
Total AFS fixed maturities	$25,041	$(465)	$2,159	$(104)	$27,200	$(569)

During the nine months ended September 30, 2022, the tax benefit on certain unrealized losses in our investment portfolio was reduced by a valuation allowance of $950 million necessary due to limitations on the utilization of these losses. As part of evaluating whether it was more likely than not that we could realize these losses, we considered realized gains, carryback capacity and available tax planning strategies.

The following table presents a roll-forward of valuation allowance for expected credit losses on fixed maturities:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2022	2021	2022	2021
Available for sale
Valuation allowance for expected credit losses - beginning of period	$78	$11	$14	$20
Provision for expected credit loss	91	3	169	8
Foreign currency revaluation	(2)	—	(2)	—
Recovery of expected credit loss	(20)	(2)	(34)	(16)
Valuation allowance for expected credit losses - end of period	$147	$12	$147	$12
Held to maturity
Valuation allowance for expected credit losses - beginning of period	$34	$37	$35	$44
Provision for expected credit loss	—	—	1	—
Recovery of expected credit loss	(1)	(2)	(3)	(9)
Valuation allowance for expected credit losses - end of period	$33	$35	$33	$35

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

c) Net realized gains (losses)

The following table presents the components of Net realized gains (losses):

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2022	2021	2022	2021
Fixed maturities:
Gross realized gains	$144	$27	$545	$120
Gross realized losses	(331)	(27)	(1,158)	(99)
Net (provision for) recovery of expected credit losses	(70)	1	(133)	17
Impairment (1)	(22)	(11)	(111)	(12)
Total fixed maturities	(279)	(10)	(857)	26
Equity securities	(80)	(42)	(287)	475
Other investments	(42)	11	17	111
Foreign exchange	198	106	541	85
Investment and embedded derivative instruments	(198)	(9)	(232)	9
Fair value adjustments on insurance derivative	22	(59)	(86)	252
S&P futures	54	(4)	240	(112)
Other derivative instruments	(19)	(10)	(9)	(8)
Other (2)	(40)	(4)	(114)	(5)
Net realized gains (losses) (pre-tax)	$(384)	$(21)	$(787)	$833
(1)Relates to certain securities we intended to sell and securities written to market entering default.
(2)Other realized losses includes $36 million related to impairment of fixed assets. The nine months ended September 30, 2022 also includes impairment of assets related to Chubb’s Russian entities.

Realized gains and losses from Equity securities and Other investments from the table above include sales of securities and unrealized gains and losses from fair value changes as follows:

				Three Months Ended
				September 30
	2022			2021
(in millions of U.S. dollars)	Equity Securities	Other Investments	Total	Equity Securities	Other Investments	Total
Net gains (losses) recognized during the period	$(80)	$(42)	$(122)	$(42)	$11	$(31)
Less: Net gains (losses) recognized from sales of securities	(12)	—	(12)	19	—	19
Unrealized gains (losses) recognized for securities still held at reporting date	$(68)	$(42)	$(110)	$(61)	$11	$(50)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

				Nine Months Ended
				September 30
	2022			2021
(in millions of U.S. dollars)	Equity Securities	Other Investments	Total	Equity Securities	Other Investments	Total
Net gains (losses) recognized during the period	$(287)	$17	$(270)	$475	$111	$586
Less: Net gains recognized from sales of securities	406	—	406	109	—	109
Unrealized gains (losses) recognized for securities still held at reporting date	$(693)	$17	$(676)	$366	$111	$477
d) Alternative investments
Alternative investments include partially-owned investment companies, investment funds, and limited partnerships measured at fair value using net asset value (NAV) as a practical expedient. The following table presents, by investment category, the expected liquidation period, fair value, and maximum future funding commitments of alternative investments:

	Expected Liquidation Period of Underlying Assets	September 30, 2022		December 31, 2021
(in millions of U.S. dollars)		Fair Value	Maximum Future Funding Commitments	Fair Value	Maximum Future Funding Commitments
Financial	2 to 10 Years	$1,085	$528	$1,096	$267
Real assets	2 to 13 Years	2,045	807	1,193	766
Distressed	2 to 8 Years	1,055	746	753	641
Private credit	3 to 8 Years	194	450	84	279
Traditional	2 to 14 Years	7,548	5,091	6,647	5,200
Vintage	1 to 2 Years	51	—	68	—
Investment funds	Not Applicable	414	—	267	—
		$12,392	$7,622	$10,108	$7,153

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

e) Restricted assets
Chubb is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutory regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. Chubb is also required to restrict assets pledged under repurchase agreements, which represent Chubb's agreement to sell securities and repurchase them at a future date for a predetermined price. We use trust funds in certain large reinsurance transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit (LOC) requirements. We have investments in segregated portfolios primarily to provide collateral or guarantees for LOC and derivative transactions. Included in restricted assets at September 30, 2022 and December 31, 2021 are investments, primarily fixed maturities, totaling $16,202 million and $17,092 million, respectively, and cash of $136 million and $152 million, respectively.
The following table presents the components of restricted assets:

	September 30	December 31
(in millions of U.S. dollars)	2022	2021
Trust funds	$7,992	$9,915
Deposits with U.S. regulatory authorities	2,318	2,402
Deposits with non-U.S. regulatory authorities	2,825	2,873
Assets pledged under repurchase agreements	2,529	1,420
Other pledged assets	674	634
Total	$16,338	$17,244

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

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

Investment derivatives not designated as hedging instruments
Actively traded investment derivative instruments, including futures, options, and forward contracts are classified within Level 1 as fair values are based on quoted market prices. The fair value of cross-currency swaps and interest rate swaps is based on

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

market valuations and is classified within Level 2. Investment derivative instruments are recorded in either Other assets or Accounts payable, accrued expenses, and other liabilities in the Consolidated balance sheets.

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

Derivatives designated as hedging instruments
Certain of our derivatives are cross-currency swaps designated as fair value and net investment hedging instruments. The fair value of cross-currency swaps and interest rate swaps is based on market valuations and is classified within Level 2. Investment derivative instruments are recorded in either Other assets or Accounts payable, accrued expenses, and other liabilities in the Consolidated balance sheets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Financial instruments measured at fair value on a recurring basis, by valuation hierarchy

September 30, 2022	Level 1	Level 2	Level 3	Total
(in millions of U.S. dollars)
Assets:
Fixed maturities available for sale
U.S. Treasury / Agency	$2,032	$524	$—	$2,556
Non-U.S.	—	23,677	506	24,183
Corporate and asset-backed securities	—	34,084	2,296	36,380
Mortgage-backed securities	—	16,216	19	16,235
Municipal	—	4,387	—	4,387
	2,032	78,888	2,821	83,741
Equity securities	761	—	83	844
Short-term investments	2,782	1,749	3	4,534
Other investments (1)	506	381	—	887
Securities lending collateral	—	1,626	—	1,626
Investment derivatives not designated as hedging instruments	129	—	—	129
Other derivative instruments	109	—	—	109
Derivatives designated as hedging instruments	—	71	—	71
Separate account assets	4,810	81	—	4,891
Total assets measured at fair value (1)	$11,129	$82,796	$2,907	$96,832
Liabilities:
Investment derivatives not designated as hedging instruments	$306	$—	$—	$306
Derivatives designated as hedging instruments	—	101	—	101
GLB (2)	—	—	784	784
Total liabilities measured at fair value	$306	$101	$784	$1,191
(1)Excluded from the table above are partially-owned investments, investment funds, and limited partnerships of $12,392 million, policy loans of $316 million, and other investments of $50 million at September 30, 2022 measured using NAV as a practical expedient.
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
(1)Excluded from the table above are partially-owned investments, investment funds, and limited partnerships of $10,108 million, policy loans of $243 million and other investments of $51 million at December 31, 2021, measured using NAV as a practical expedient.
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

(in millions of U.S. dollars, except for percentages)	Fair Value		Valuation Technique	Significant Unobservable Inputs	Ranges	Weighted Average (1)
	September 30, 2022	December 31, 2021
GLB (1)	$784	$745	Actuarial model	Lapse rate	3% – 30%	3.5%
				Annuitization rate	0% – 100%	4.6%
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The effect of changes in key market factors on assumed lapse and annuitization rates reflect emerging trends using data available from cedants. For treaties with limited experience, rates are established by blending the experience with data received from other ceding companies. The model and related assumptions are regularly re-evaluated by management and enhanced, as appropriate, based upon additional experience obtained related to policyholder behavior and availability of updated information such as market conditions, market participant assumptions, and demographics of in-force annuities. In the third quarter of 2022, we completed a review of policyholder behavior related to annuitizations, partial withdrawals, lapses, and mortality for our variable annuity reinsurance business. As a result, we refined our policyholder behavior assumptions (mainly those relating to annuitizations and partial withdrawals). This refinement increased the fair value of GLB liabilities, and resulted in a realized loss of approximately $40 million. We also made routine model refinements to the internal valuation model which had an insignificant impact on net income. For detailed information on our lapse and annuitization rate assumptions, refer to Note 4 to the Consolidated Financial Statements of our 2021 Form 10-K.

The following tables present a reconciliation of the beginning and ending balances of financial instruments measured at fair value using significant unobservable inputs (Level 3):

	Assets					Liabilities
Three Months Ended September 30, 2022 (in millions of U.S. dollars)	Available-for-Sale Debt Securities			Equity securities	Short-term investments	GLB (1)
	Non-U.S.	Corporate and asset- backed securities	Mortgage-backed securities

Balance, beginning of period	$549	$2,261	$19	$81	$9	$832
Transfers into Level 3	—	2	—	—	—	—
Transfers out of Level 3	—	(4)	—	—	—	—
Change in Net Unrealized Gains/Losses in OCI	(34)	(16)	—	—	—	—
Net Realized Gains/Losses	(4)	(9)	—	3	(1)	(22)
Purchases	39	164	4	3	1	—
Sales	(19)	(8)	—	(4)	—	—
Settlements	(25)	(94)	(4)	—	(6)	—
Other	—	—	—	—	—	(26)
Balance, end of period	$506	$2,296	$19	$83	$3	$784
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet date	$(1)	$(3)	$—	$3	$(1)	$(22)
Change in Net Unrealized Gains/Losses included in OCI at the Balance Sheet date	$(35)	$(19)	$—	$—	$—	$—
(1)Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	Assets						Liabilities
Three Months Ended September 30, 2021 (in millions of U.S. dollars)	Available-for-Sale Debt Securities			Equity securities	Short-term investments	Other investments	GLB (1)
	Non-U.S.	Corporate and asset- backed securities	Mortgage-backed securities

Balance, beginning of period	$642	$1,688	$47	$78	$3	$10	$760
Transfers into Level 3	22	45	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	(10)	—
Change in Net Unrealized Gains/Losses in OCI	(15)	2	—	—	—	—	—
Net Realized Gains/Losses	(3)	—	—	1	—	—	59
Purchases	60	272	17	4	7	—	—
Sales	(19)	(13)	—	(4)	—	—	—
Settlements	(27)	(135)	(11)	—	—	—	—
Other	—	—	—	—	—	—	(1)
Balance, end of period	$660	$1,859	$53	$79	$10	$—	$818
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet date	$—	$—	$—	$(1)	$—	$—	$59
Change in Net Unrealized Gains/Losses included in OCI at the Balance Sheet date	$(15)	$—	$—	$—	$—	$—	$—
(1)Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	Assets					Liabilities
Nine Months Ended September 30, 2022 (in millions of U.S. dollars)	Available-for-Sale Debt Securities			Equity securities	Short-term investments	GLB (1)
	Non-U.S.	Corporate and asset- backed securities	Mortgage-backed securities

Balance, beginning of period	$633	$2,049	$26	$77	$7	$745
Transfers into Level 3	23	41	—	1	—	—
Transfers out of Level 3	(23)	(97)	(5)	—	—	—
Change in Net Unrealized Gains/Losses in OCI	(88)	(68)	—	—	—	—
Net Realized Gains/Losses	(6)	(9)	—	7	(1)	86
Purchases	108	658	4	6	8	—
Sales	(44)	(59)	—	(8)	—	—
Settlements	(97)	(219)	(6)	—	(11)	—
Other	—	—	—	—	—	(47)
Balance, end of period	$506	$2,296	$19	$83	$3	$784
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet date	$(3)	$(4)	$—	$6	$(1)	$86
Change in Net Unrealized Gains/Losses included in OCI at the Balance Sheet date	$(89)	$(71)	$—	$—	$—	$—
(1)Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value.

	Assets						Liabilities
Nine Months Ended September 30, 2021 (in millions of U.S. dollars)	Available-for-Sale Debt Securities			Equity securities	Short-term investments	Other investments	GLB (1)
	Non-U.S.	Corporate and asset- backed securities	Mortgage-backed securities

Balance, beginning of period	$546	$1,573	$60	$73	$5	$10	$1,089
Transfers into Level 3	22	91	—	—	—	—	—
Transfers out of Level 3	(10)	(3)	—	—	—	(10)	—
Change in Net Unrealized Gains/Losses in OCI	(2)	14	—	—	—	—	—
Net Realized Gains/Losses	—	3	—	8	—	—	(252)
Purchases	235	681	18	11	10	—	—
Sales	(35)	(88)	(1)	(13)	—	—	—
Settlements	(96)	(412)	(24)	—	(5)	—	—
Other	—	—	—	—	—	—	(19)
Balance, end of period	$660	$1,859	$53	$79	$10	$—	$818
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet date	$—	$3	$—	$5	$—	$—	$(252)
Change in Net Unrealized Gains/Losses included in OCI at the Balance Sheet date	$2	$17	$—	$—	$—	$—	$—
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following tables present fair value, by valuation hierarchy, and carrying value of the financial instruments not measured at fair value:

September 30, 2022	Fair Value				Net Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities held to maturity
U.S. Treasury / Agency	$1,157	$72	$—	$1,229	$1,281
Non-U.S.	—	956	—	956	1,042
Corporate and asset-backed securities	—	1,585	—	1,585	1,742
Mortgage-backed securities	—	1,438	—	1,438	1,548
Municipal	—	3,283	—	3,283	3,363
Total assets	$1,157	$7,334	$—	$8,491	$8,976
Liabilities:
Repurchase agreements	$—	$2,417	$—	$2,417	$2,417
Short-term debt	—	1,469	—	1,469	1,475
Long-term debt	—	12,067	—	12,067	14,044
Trust preferred securities	—	387	—	387	308
Total liabilities	$—	$16,340	$—	$16,340	$18,244

December 31, 2021	Fair Value				Net Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities held to maturity
U.S. Treasury / Agency	$1,192	$52	$—	$1,244	$1,213
Non-U.S.	—	1,262	—	1,262	1,196
Corporate and asset-backed securities	—	2,201	—	2,201	2,004
Mortgage-backed securities	—	1,803	—	1,803	1,730
Municipal	—	4,137	—	4,137	3,975
Total assets	$1,192	$9,455	$—	$10,647	$10,118
Liabilities:
Repurchase agreements	$—	$1,406	$—	$1,406	$1,406
Short-term debt	—	1,019	—	1,019	999
Long-term debt	—	16,848	—	16,848	15,169
Trust preferred securities	—	460	—	460	308
Total liabilities	$—	$19,733	$—	$19,733	$17,882
5. Reinsurance

Reinsurance recoverable on ceded reinsurance

	September 30, 2022		December 31, 2021
(in millions of U.S. dollars)	Net Reinsurance Recoverable (1)	Valuation allowance	Net Reinsurance Recoverable (1)	Valuation allowance
Reinsurance recoverable on unpaid losses and loss expenses	$17,380	$297	$16,184	$271
Reinsurance recoverable on paid losses and loss expenses	1,374	55	1,182	58
Reinsurance recoverable on losses and loss expenses	$18,754	$352	$17,366	$329
Reinsurance recoverable on policy benefits	$297	$4	$213	$4
(1)Net of valuation allowance for uncollectible reinsurance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The increase in reinsurance recoverable on losses and loss expenses was primarily due to prior period development in certain lines and higher underlying ceded exposures due to premium growth, partially offset by foreign currency movement.

The following table presents a roll-forward of valuation allowance for uncollectible reinsurance related to Reinsurance recoverable on loss and loss expenses:

	Nine Months Ended
	September 30
(in millions of U.S. dollars)	2022	2021
Valuation allowance for uncollectible reinsurance - beginning of period	$329	$314
Provision for uncollectible reinsurance	30	16
Write-offs charged against the valuation allowance	(4)	(4)
Foreign exchange revaluation	(3)	(1)
Valuation allowance for uncollectible reinsurance - end of period	$352	$325
For additional information, refer to Note 1 d) to the Consolidated Financial Statements of our 2021 Form 10-K.

6. Unpaid losses and loss expenses

The following table presents a reconciliation of beginning and ending Unpaid losses and loss expenses:

	Nine Months Ended
	September 30
(in millions of U.S. dollars)	2022	2021
Gross unpaid losses and loss expenses – beginning of period	$72,943	$67,811
Reinsurance recoverable on unpaid losses – beginning of period (1)	(16,184)	(14,647)
Net unpaid losses and loss expenses – beginning of period	56,759	53,164
Net losses and loss expenses incurred in respect of losses occurring in:
Current year	18,426	17,556
Prior years (2)	(952)	(868)
Total	17,474	16,688
Net losses and loss expenses paid in respect of losses occurring in:
Current year	5,104	4,771
Prior years	9,217	7,922
Total	14,321	12,693
Foreign currency revaluation and other	(1,300)	(78)
Net unpaid losses and loss expenses – end of period	58,612	57,081
Reinsurance recoverable on unpaid losses (1)	17,380	15,550
Gross unpaid losses and loss expenses – end of period	$75,992	$72,631
(1)    Net of valuation allowance for uncollectible reinsurance.
(2)    Relates to prior period loss reserve development only and excludes prior period development related to reinstatement premiums, expense adjustments, and earned premiums totaling $243 million and $87 million for the nine months ended September 30, 2022 and 2021, respectively.

Gross and net unpaid losses and loss expenses increased $3,049 million and $1,853 million, respectively, for the nine months ended September 30, 2022, driven by an increase in underlying exposure due to premium growth and net catastrophe losses, partially offset by favorable prior period development, and favorable foreign exchange movement.

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

The following table summarizes (favorable) and adverse PPD by segment:

	Three Months Ended September 30			Nine Months Ended September 30
(in millions of U.S. dollars)	Long-tail	Short-tail	Total	Long-tail	Short-tail	Total
2022
North America Commercial P&C Insurance	$(29)	$(137)	$(166)	$(315)	$(246)	$(561)
North America Personal P&C Insurance	—	(133)	(133)	—	(187)	(187)
North America Agricultural Insurance	—	9	9	—	(17)	(17)
Overseas General Insurance	(5)	—	(5)	(5)	(233)	(238)
Global Reinsurance	—	—	—	(7)	29	22
Corporate	73	—	73	272	—	272
Total	$39	$(261)	$(222)	$(55)	$(654)	$(709)
2021
North America Commercial P&C Insurance	$(101)	$(56)	$(157)	$(243)	$(197)	$(440)
North America Personal P&C Insurance	—	(182)	(182)	—	(266)	(266)
North America Agricultural Insurance	—	7	7	—	5	5
Overseas General Insurance	(13)	(15)	(28)	(8)	(201)	(209)
Global Reinsurance	(4)	—	(4)	(26)	15	(11)
Corporate	43	—	43	140	—	140
Total	$(75)	$(246)	$(321)	$(137)	$(644)	$(781)

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

North America Commercial P&C Insurance. Net favorable development for the three months ended September 30, 2022, included $164 million from lower than expected loss experience in workers’ compensation lines and $66 million, net of premium adjustments, from lower claims activity in large multi-line loss sensitive accounts. The favorable development was partially offset by net adverse development of $58 million from higher than expected claims severity in commercial auto liability, and $71 million from commercial umbrella/excess portfolios. Net favorable development on our short-tail businesses primarily included $132 million from property and marine portfolios, where paid and reported loss activity for the most recent accident years was lower than expected. Net favorable development for the nine months ended September 30, 2022, also included favorable development in workers’ compensation lines due to updates to loss development factors and our annual assessment of multi-claimant events, including industrial accidents.

Net favorable development for the three and nine months ended September 30, 2021, included $97 million and $255 million from workers' compensation lines due to lower than expected loss experience. This favorable development for the nine months ended September 30, 2021, from workers' compensation lines also included related updates to loss development factors and our annual assessment of multi-claimant events, including industrial accidents. The favorable development for the nine months ended September 30, 2021, was partially offset by net adverse development in commercial auto liability of $74 million and commercial excess and umbrella portfolios of $74 million.

North America Personal P&C Insurance. Net favorable development for the three and nine months ended September 30, 2022, included favorable development in the homeowners and valuables lines of business, driven by lower than expected claims reserve development.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Net favorable development for the three and nine months ended September 30, 2021, included favorable development in homeowners and valuables, which experienced lower than expected loss development.

Overseas General Insurance. Net favorable development for the three months ended September 30, 2022, included lower than expected paid and reported loss activity of $82 million in casualty lines, including primary and excess lines in Continental Europe, the U.K., and Asia Pacific, and $34 million in environmental lines. The favorable development was partially offset by net adverse development of $114 million from financial lines, including Directors and Officers (D&O) due to a combination of higher than expected development on specific claims and increased expected future development in the U.K., Continental Europe, Asia Pacific, and London wholesale business. Net favorable development for the nine months ended September 30, 2022, also included net favorable development of $75 million in A&H lines, $67 million in property lines, and $53 million in personal lines.

Net favorable development for the three months ended September 30, 2021, included favorable development in casualty lines partially offset by adverse development in financial lines, primarily D&O. Net favorable development for the nine months ended September 30, 2021, also included favorable development in A&H and property lines, the latter of which included a $21 million favorable reduction in COVID-19 estimates.

Corporate. Net adverse development for the three months ended September 30, 2022 and 2021, included adverse development for environmental liabilities. Net adverse development for the nine months ended September 30, 2022 and 2021, also included adverse development for molestation claims of $155 million and $68 million, respectively.

Molestation claims
In the third quarter of 2022, the bankruptcy court approved the agreement-in-principle regarding the bankruptcy of the Boy Scouts of America (BSA), which will proceed to further approval before the U.S. District Court. The terms of the agreement are consistent with the 2021 10-K disclosure. Of the $800 million that will be paid per the agreement, we paid $200 million during the third quarter and expect to pay the remaining $600 million liability within the next twelve months. Refer to the 2021 10-K for additional information on molestation claims.

7. Value of business acquired, Goodwill, and Other intangible assets

Value of business acquired
Value of business acquired (VOBA) represents the fair value of the future profits of in-force long duration contracts, and is amortized in relation to the profit emergence of the underlying contracts, in a manner similar to deferred acquisition costs. The VOBA calculation is based on many factors including mortality, morbidity, persistency, investment yields, expenses, and the discount rate, with the discount rate being the most significant factor.

The following table presents a roll-forward of VOBA:

Nine months ended
September 30
(in millions of U.S. dollars)	2022
Balance, beginning of period	$236
Acquisition of Cigna's business in Asia	3,379
Amortization of VOBA (1)	(107)
Foreign exchange revaluation and other	(184)
Balance, end of period	$3,324
(1)Recognized in Policy acquisition costs in the Consolidated statements of operations.

During the three months ended September 30, 2022, amortization of VOBA associated with the acquisition of Cigna’s business in Asia was $93 million pre-tax. The expected pre-tax amortization expense related to VOBA associated with the acquisition of Cigna’s business in Asia for the fourth quarter of 2022 at current exchange rates is approximately $100 million. Amortization of VOBA beyond next quarter will be determined in conjunction with the adoption of long-duration accounting guidance effective January 1, 2023. Refer to Note 1 for more information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Goodwill
The following table presents a roll-forward of Goodwill by segment:

(in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Chubb Consolidated
Balance at December 31, 2021	$6,972	$2,240	$134	$4,653	$371	$843	$15,213
Acquisition of Cigna's business in Asia	—	—	—	103	—	1,237	1,340
Foreign exchange revaluation and other	(11)	(4)	—	(431)	—	—	(446)
Balance at September 30, 2022	$6,961	$2,236	$134	$4,325	$371	$2,080	$16,107

Other intangible assets
Other intangible assets that are subject to amortization principally relate to agency distribution relationships, renewal rights, and patents, and other intangible assets that are not subject to amortization principally relate to trademarks.

(in millions of U.S. dollars)	September 30 2022	December 31 2021
Subject to amortization	$2,417	$2,508
Not subject to amortization	2,966	2,947
Total	$5,383	$5,455

The following table presents, as of September 30, 2022, the expected pre-tax amortization expense of purchased intangibles, at current foreign currency exchange rates, for the fourth quarter of 2022 and for the next five years:

For the Years Ending December 31 (in millions of U.S. dollars)	Associated with the Cigna acquisition in Asia (1)	Associated with the Chubb acquisition (2)	Other intangible assets (3)	Total amortization of purchased intangibles
Fourth quarter of 2022	$1	$45	$25	$71
2023	2	170	96	268
2024	4	153	89	246
2025	5	137	87	229
2026	6	123	84	213
2027	9	108	81	198
Total	$27	$736	$462	$1,225
(1)Recorded in Life Insurance segment.
(2)Recorded in Corporate.
(3)Recorded in applicable segment(s) that acquired the intangible assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

8. Commitments, contingencies, and guarantees

a) Derivative instruments
Chubb maintains positions in derivative instruments such as futures, options, swaps, and foreign currency forward contracts for which the primary purposes are to manage duration and foreign currency exposure, yield enhancement, or to obtain an exposure to a particular financial market. Chubb also maintains positions in convertible securities that contain embedded derivatives. Investment derivative instruments and derivatives designated as hedges are recorded in either Other assets (OA) or Accounts payable, accrued expenses, and other liabilities (AP); convertible bonds are recorded in Fixed maturities available for sale (FM AFS); and convertible equity securities are recorded in Equity securities (ES) in the Consolidated balance sheets. These are the most numerous and frequent derivative transactions. In addition, Chubb, from time to time, purchases to be announced mortgage-backed securities (TBAs) as part of its investing activities.

As a global company, Chubb entities transact business in multiple currencies. Our policy is to generally match assets, liabilities, and required capital for each individual jurisdiction in local currency, which would include the use of derivatives discussed below. Some of Chubb's derivatives satisfy hedge accounting requirements, as discussed below. We also consider economic hedging for planned cross border transactions.

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

The following table presents the balance sheet locations, fair values of derivative instruments in an asset or (liability) position, and notional values/payment provisions of our derivative instruments:

			September 30, 2022			December 31, 2021
	Consolidated Balance Sheet Location	Fair Value		Notional Value/ Payment Provision	Fair Value		Notional Value/ Payment Provision
(in millions of U.S. dollars)		Derivative Asset	Derivative (Liability)		Derivative Asset	Derivative (Liability)
Investment and embedded derivatives not designated as hedging instruments:
Foreign currency forward contracts	OA / (AP)	$72	$(277)	$5,211	$25	$(139)	$6,182
Options/Futures contracts on notes, bonds, and equities	OA / (AP)	57	(29)	1,366	33	(27)	12,944
Convertible securities (1)	FM AFS / ES	32	—	41	11	—	12
		$161	$(306)	$6,618	$69	$(166)	$19,138
Other derivative instruments:
Futures contracts on equities (2)	OA / (AP)	$107	$—	$952	$—	$(16)	$905
Other	OA / (AP)	2	—	301	—	—	3
		$109	$—	$1,253	$—	$(16)	$908
GLB (3)	(AP)	$—	$(784)	$2,210	$—	$(745)	$1,432
Derivatives designated as hedging instruments:
Cross-currency swaps - fair value hedges	OA / (AP)	$—	$(94)	$1,501	$—	$—	$—
Cross-currency swaps - net investment hedges	OA / (AP)	71	(7)	1,501	—	—	—
		$71	$(101)	$3,002	$—	$—	$—
(1)Includes fair value of embedded derivatives.
(2)Related to GMDB and GLB book of business.
(3)Note that the payment provision related to GLB is the net amount at risk. The concept of a notional value does not apply to the GLB reinsurance contracts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

At September 30, 2022, and December 31, 2021, net derivative liabilities of $98 million and $123 million, respectively, included in the table above were subject to a master netting agreement. The remaining derivatives included in the table above were not subject to a master netting agreement.

b) Hedge accounting
We designated certain derivatives as fair value hedges and net investment hedges for accounting purposes to hedge for foreign currency exposure associated with portions of our Euro denominated debt and the net investment in certain foreign subsidiaries, respectively. These derivatives comprise cross-currency swaps, which are agreements under which two counterparties exchange interest payments and principal denominated in different currencies at a future date.

(i) Cross-currency swaps - fair value hedges
In September 2022, Chubb entered into certain cross-currency swaps designated as fair value hedges. The objective of these cross-currency swaps is to hedge the foreign currency risk on our Euro denominated debt by converting cash flows back into the U.S dollar.

These fair value hedges are carried at fair value. The hedges are expected to be highly effective, with gains or losses on the fair value hedges offsetting the foreign currency remeasurement on the hedged Euro denominated senior notes within Net realized gains (losses) on the Consolidated statements of operations. The remaining change in fair value is recorded in Other comprehensive income (OCI).

The carrying value of hedged Euro denominated senior notes, recorded within Long-term debt on the Consolidated balance sheets, was $1.5 billion as of September 30, 2022. This carrying value includes a $32 million gain from foreign currency remeasurement since the inception of the hedge. For the three and nine months ended September 30, 2022, $94 million of losses on fair value hedges were recognized in OCI, of which $32 million of losses were reclassified from OCI to Net realized gains (losses).

(ii) Cross-currency swaps - net investment hedges
In September 2022, Chubb entered into certain cross-currency swaps designated as net investment hedges. The objective of these cross-currency swaps is to hedge the foreign currency exposure in the net investments of certain foreign subsidiaries by converting cash flows from U.S. dollar to the British pound sterling, Japanese yen, and Swiss franc. The hedged risk is designated as the foreign currency exposure arising between the functional currency of the foreign subsidiary and the functional currency of its parent entity.

These net investment hedges are carried at fair value, with changes in fair value recorded in Cumulative translation adjustments (CTA) within OCI. The mark-to-market adjustments for foreign currency changes will remain until the underlying hedge subsidiary is deconsolidated or if hedge accounting is discontinued.

For the three and nine months ended September 30, 2022, $64 million of gains on net investment hedges were recognized in CTA.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

c) Derivative instruments not designated as hedges
Derivative instruments which are not designated as hedges are carried at fair value with changes in fair value recorded in Net realized gains (losses) in the Consolidated statements of operations. The following table presents net realized gains (losses) related to derivative instrument activity in the Consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2022	2021	2022	2021
Investment and embedded derivative instruments:
Foreign currency forward contracts	$(247)	$(15)	$(515)	$(37)
All other futures contracts, options, and equities	49	6	285	45
Convertible securities (1)	—	—	(2)	1
Total investment and embedded derivative instruments	$(198)	$(9)	$(232)	$9
GLB and other derivative instruments:
GLB	$22	$(59)	$(86)	$252
Futures contracts on equities (2)	54	(4)	240	(112)
Other	(19)	(10)	(9)	(8)
Total GLB and other derivative instruments	$57	$(73)	$145	$132
	$(141)	$(82)	$(87)	$141
(1)Includes embedded derivatives.
(2)Related to GMDB and GLB book of business.

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

Exchange-traded equity futures contracts are used to limit exposure to a severe equity market decline, which would cause an increase in expected claims and, therefore, an increase in future policy benefit reserves for GMDB and an increase in the fair value liability for GLB reinsurance business.

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

d) Securities lending and secured borrowings
Chubb participates in a securities lending program operated by a third-party banking institution whereby certain assets are loaned to qualified borrowers and from which we earn an incremental return. The securities lending collateral can only be drawn down by Chubb in the event that the institution borrowing the securities is in default under the lending agreement. An indemnification agreement with the lending agent protects us in the event a borrower becomes insolvent or fails to return any of the securities on loan. The collateral is recorded in Securities lending collateral and the liability is recorded in Securities lending payable in the Consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents the carrying value of collateral held under securities lending agreements by investment category and remaining contractual maturity of the underlying agreements:

	Remaining contractual maturity
	September 30, 2022	December 31, 2021
(in millions of U.S. dollars)	Overnight and Continuous
Collateral held under securities lending agreements:
Cash	$857	$931
U.S. Treasury / Agency	93	128
Non-U.S.	641	752
Corporate and asset-backed securities	35	12
Mortgage-backed securities	—	1
Equity securities	—	7
	$1,626	$1,831
Gross amount of recognized liability for securities lending payable	$1,626	$1,831

At September 30, 2022, and December 31, 2021, our repurchase agreement obligations of $2,417 million and $1,406 million, respectively, were fully collateralized. In contrast to securities lending programs, the use of cash received is not restricted for the repurchase obligations. The fair value of the underlying securities sold remains in Fixed maturities available for sale, and the repurchase agreement obligation is recorded in Repurchase agreements in the Consolidated balance sheets.

The following table presents the carrying value of collateral pledged under repurchase agreements by investment category and remaining contractual maturity of the underlying agreements:

	Remaining contractual maturity
	September 30, 2022				December 31, 2021
	Up to 30 Days	30-90 Days	Greater than 90 Days	Total	30-90 Days	Greater than 90 Days	Total
(in millions of U.S. dollars)
Collateral pledged under repurchase agreements:
Cash	$66	$10	$—	$76	$—	$29	$29
U.S. Treasury / Agency	—	102	—	102	103	—	103
Mortgage-backed securities	350	1,530	471	2,351	—	1,288	1,288
	$416	$1,642	$471	$2,529	$103	$1,317	$1,420
Gross amount of recognized liabilities for repurchase agreements				$2,417			$1,406
Difference (1)				$112			$14
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

e) Fixed maturities
At September 30, 2022, and December 31, 2021, commitments to purchase fixed income securities over the next several years were $630 million and $771 million, respectively.

f) Other investments
At September 30, 2022, included in Other investments in the Consolidated balance sheet are investments in limited partnerships and partially-owned investment companies with a carrying value of $12.0 billion. In connection with these investments, we have commitments that may require funding of up to $7.6 billion over the next several years. At December 31, 2021, these investments had a carrying value of $9.8 billion with a commitment that may require funding of up to $7.2 billion.

g) Income taxes
At September 30, 2022, $57 million of unrecognized tax benefits remain outstanding. It is reasonably possible that, over the next twelve months, the amount of unrecognized tax benefits may change resulting from the re-evaluation of unrecognized tax benefits arising from examinations by taxing authorities, settlements, and the lapses of statutes of limitations. With few exceptions, Chubb is no longer subject to income tax examinations for years before 2012.

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

i) Lease commitments
At September 30, 2022, and December 31, 2021, the right-of-use asset was $458 million and $445 million, respectively, recorded within Other assets and the lease liability was $486 million and $484 million, respectively, recorded within Accounts payable, accrued expenses, and other liabilities on the Consolidated balance sheets. These leases consist principally of real estate operating leases that are amortized on a straight-line basis over the term of the lease, which expire at various dates.

j) Letters of credit
In October 2022, Chubb entered into a new group syndicated credit facility through 2027 with capacity of $3.0 billion. This facility consolidated our three existing syndicated facilities with capacity of $2.7 billion.

9. Shareholders’ equity

All of Chubb’s Common Shares are authorized under Swiss corporate law. Though the par value of Common Shares is stated in Swiss francs, Chubb continues to use U.S. dollars as its reporting currency for preparing the Consolidated Financial Statements. Under Swiss corporate law, dividends, including distributions from legal reserves or through a reduction in par value (par value reduction), must be stated in Swiss francs though dividend payments are made by Chubb in U.S. dollars. At September 30, 2022, our Common Shares had a par value of CHF 24.15 per share.

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

The following table presents dividend distributions per Common Share in Swiss francs (CHF) and U.S. dollars (USD):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended				Nine Months Ended
	September 30				September 30
	2022		2021		2022		2021
	CHF	USD	CHF	USD	CHF	USD	CHF	USD
Total dividend distributions per common share	0.78	$0.83	0.73	$0.80	2.32	$2.46	2.14	$2.38

Increases in Common Shares in treasury are due to open market repurchases of Common Shares and the surrender of Common Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock and the forfeiture of unvested restricted stock. Decreases in Common Shares in treasury are principally due to grants of restricted stock, exercises of stock options, purchases under the Employee Stock Purchase Plan (ESPP), and share cancellations. At the Chubb Limited Extraordinary General Meeting of Shareholders, held on November 3, 2021, shareholders approved the cancellation of 14,465,400 shares repurchased under our share repurchase program during the first six months of 2021. The capital reduction by cancellation of shares was subject to publication requirements and a two-month waiting period in accordance with Swiss law and became effective on January 17, 2022. At our May 2022 annual general meeting, held on May 19, 2022, our shareholders approved the cancellation of 13,179,100 shares purchased under our share repurchase program during the last six months of 2021. The capital reduction by cancellation of shares was subject to publication requirements and a two-month waiting period in accordance with Swiss law and became effective on August 4, 2022. During the nine months ended September 30, 2022, 14,022,728 shares were repurchased, 27,644,500 shares were canceled, and 2,470,600 net shares were issued under employee share-based compensation plans. At September 30, 2022, 31,356,130 Common Shares remain in treasury.

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

The following table presents repurchases of Chubb's Common Shares conducted in a series of open market transactions under the Board authorizations:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars, except share data)	2022	2021	2022	2021
Number of shares repurchased	3,676,528	8,412,000	14,022,728	22,877,400
Cost of shares repurchased	$685	$1,516	$2,815	$3,956
Repurchase authorization remaining at end of period	$1,816	$3,551	$1,816	$3,551

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents changes in accumulated other comprehensive income (loss):

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2022	2021	2022	2021
Accumulated other comprehensive income (loss) (AOCI)
Net unrealized appreciation (depreciation) on investments
Balance – beginning of period, net of tax	$(5,713)	$3,342	$2,256	$4,673
Change in period, before reclassification from AOCI (before tax)	(3,324)	(564)	(12,898)	(2,151)
Amounts reclassified from AOCI (before tax)	279	10	857	(26)
Change in period, before tax	(3,045)	(554)	(12,041)	(2,177)
Income tax benefit	147	98	1,174	390
Balance – end of period, net of tax	(8,611)	2,886	(8,611)	2,886
Cumulative foreign currency translation adjustment
Balance – beginning of period, net of tax	(2,821)	(1,323)	(2,146)	(1,637)
Change in period, before tax	(966)	(414)	(1,676)	(84)
Income tax benefit	6	23	41	7
Balance – end of period, net of tax	(3,781)	(1,714)	(3,781)	(1,714)
Fair value hedging instruments
Balance – beginning of period, net of tax	—	—	—	—
Change in period, before reclassification from AOCI (before tax)	(94)	—	(94)	—
Amounts reclassified from AOCI (before tax)	32	—	32	—
Change in period, before tax	(62)	—	(62)	—
Income tax benefit	13	—	13	—
Balance – end of period, net of tax	(49)	—	(49)	—
Postretirement benefit liability adjustment
Balance – beginning of period, net of tax	259	(197)	240	(167)
Change in period, before tax	3	4	27	(33)
Income tax (expense) benefit	(1)	(1)	(6)	6
Balance – end of period, net of tax	261	(194)	261	(194)
Accumulated other comprehensive income (loss)	$(12,180)	$978	$(12,180)	$978

The following table presents reclassifications from accumulated other comprehensive income (loss) to the consolidated statements of operations:

	Three Months Ended		Nine Months Ended		Consolidated Statement of Operations Location
	September 30		September 30
(in millions of U.S. dollars)	2022	2021	2022	2021
Fixed maturities available for sale	$(279)	$(10)	$(857)	$26	Net realized gains (losses)
Income tax (expense) benefit	39	3	138	5	Income tax expense
	$(240)	$(7)	$(719)	$31	Net income
Net gains (losses) of fair value hedging instruments
Cross-currency swaps	$(32)	$—	$(32)	$—	Net realized gains (losses)
Income tax (expense) benefit	7	—	7	—	Income tax expense
	$(25)	$—	$(25)	$—	Net income
Total amounts reclassified from AOCI	$(265)	$(7)	$(744)	$31

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

11. Postretirement benefits

The components of net pension and other postretirement benefit costs (benefits) reflected in Net income in the Consolidated statements of operations were as follows:

	Pension Benefit Plans				Other Postretirement Benefit Plans
	2022		2021		2022	2021
Three Months Ended September 30	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
(in millions of U.S. dollars)
Service cost	$—	$1	$—	$1	$—	$1
Non-service cost (benefit):
Interest cost	21	5	18	5	—	1
Expected return on plan assets	(70)	(11)	(64)	(10)	—	(1)
Amortization of net actuarial loss	—	—	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	—
Settlements	—	—	1	—	—	—
Total non-service cost (benefit)	(49)	(6)	(45)	(5)	—	—
Net periodic benefit cost (benefit)	$(49)	$(5)	$(45)	$(4)	$—	$1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	Pension Benefit Plans				Other Postretirement Benefit Plans
	2022		2021		2022	2021
Nine Months Ended September 30	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
(in millions of U.S. dollars)
Service cost	$—	$3	$—	$3	$—	$1
Non-service cost (benefit):
Interest cost	64	17	53	14	1	1
Expected return on plan assets	(212)	(33)	(191)	(32)	(1)	(1)
Amortization of net actuarial loss	—	—	—	2	—	—
Amortization of prior service cost	—	—	—	—	—	(26)
Settlements	—	—	1	—	—	—
Total non-service cost (benefit)	(148)	(16)	(137)	(16)	—	(26)
Net periodic benefit cost (benefit)	$(148)	$(13)	$(137)	$(13)	$—	$(25)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The line items in which the service cost and non-service cost (benefit) components of net periodic benefit cost (benefit) are included in the Consolidated statements of operations were as follows:

	Pension Benefit Plans		Other Postretirement Benefit Plans
Three Months Ended September 30	2022	2021	2022	2021
(in millions of U.S. dollars)
Service cost:
Losses and loss expenses	$—	$—	$—	$—
Administrative expenses	1	1	—	1
Total service cost	1	1	—	1
Non-service cost (benefit):
Losses and loss expenses	(5)	(5)	—	—
Administrative expenses	(50)	(45)	—	—
Total non-service cost (benefit)	(55)	(50)	—	—
Net periodic benefit cost (benefit)	$(54)	$(49)	$—	$1

	Pension Benefit Plans		Other Postretirement Benefit Plans
Nine Months Ended September 30	2022	2021	2022	2021
(in millions of U.S. dollars)
Service cost:
Losses and loss expenses	$—	$—	$—	$—
Administrative expenses	3	3	—	1
Total service cost	3	3	—	1
Non-service cost (benefit):
Losses and loss expenses	(15)	(14)	—	(3)
Administrative expenses	(149)	(139)	—	(23)
Total non-service cost (benefit)	(164)	(153)	—	(26)
Net periodic benefit cost (benefit)	$(161)	$(150)	$—	$(25)
12. Other income and expense

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2022	2021	2022	2021
Equity in net income (loss) of partially-owned entities (1)	$(98)	$802	$192	$2,073
Gains (losses) from fair value changes in separate account assets (2)	(67)	(24)	(116)	(5)
Federal excise and capital taxes	(6)	(5)	(15)	(15)
Other	(17)	(10)	(40)	(23)
Total	$(188)	$763	$21	$2,030
(1)     Equity in net income (loss) of partially-owned entities principally comprises mark-to-market gain (loss) on private equities where we own more than three percent of $(190) million and $(69) million for the three and nine months ended September 30, 2022, respectively, and $702 million and $1,776 million, respectively, for the prior year periods. This line item also includes net income of $28 million and $83 million attributable to our investments in Huatai (Huatai Group, Huatai P&C, and Huatai Life) for the three and nine months ended September 30, 2022, respectively, compared to $40 million and $144 million, respectively, for the prior year periods.
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

13. Segment information

Chubb operates through six business segments: North America Commercial P&C Insurance, North America Personal P&C Insurance, North America Agricultural Insurance, Overseas General Insurance, Global Reinsurance, and Life Insurance. Corporate results primarily include income and expenses not attributable to reportable segments and losses and loss expenses of asbestos and environmental (A&E) liabilities and certain other non-A&E run-off exposures. Segment results for the three and nine months ended September 30, 2022, include the results of Cigna's business in Asia from July 1, 2022. Results from Cigna's business in Asia are included in our Life Insurance segment and, to a lesser extent, Overseas General Insurance segment according to the nature of the business written.

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

Revenue and expenses managed at the corporate level, including net realized gains (losses), interest expense, Cigna integration expenses, and income tax are reported within Corporate. Cigna integration expenses are one-time costs that are directly attributable to third-party consulting fees, employee-related retention costs, and other professional and legal fees related to the acquisition of Cigna's A&H and Life insurance companies in six Asian markets. These items are not allocated to the segment level as they are one-time in nature and are not related to the ongoing business activities of the segment. The Chief Executive Officer does not manage segment results or allocate resources to segments when considering these costs, and therefore are excluded from our definition of segment income (loss).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following tables present the Statement of Operations by segment:

For the Three Months Ended September 30, 2022 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Segment Measure Reclass	Chubb Consolidated
Net premiums written	$4,722	$1,392	$1,723	$2,645	$265	$1,273	$—	$—	$12,020
Net premiums earned	4,283	1,334	1,673	2,741	255	1,249	—	—	11,535
Losses and loss expenses	3,036	857	1,444	1,441	311	135	74	(19)	7,279
Policy benefits	—	—	—	—	—	553	—	(67)	486
Policy acquisition costs	583	274	68	720	59	271	—	—	1,975
Administrative expenses	272	71	3	264	8	174	91	—	883
Underwriting income (loss)	392	132	158	316	(123)	116	(165)	86	912
Net investment income	589	76	9	151	71	147	5	(69)	979
Other (income) expense	6	1	1	(2)	—	(10)	194	(2)	188
Amortization expense of purchased intangibles	—	2	7	12	—	2	46	—	69
Segment income (loss)	$975	$205	$159	$457	$(52)	$271	$(400)	$19	$1,634
Net realized gains (losses)							(365)	(19)	(384)
Interest expense							150	—	150
Cigna integration expenses							23	—	23
Income tax expense							265	—	265
Net income (loss)							$(1,203)	$—	$812

For the Three Months Ended September 30, 2021 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Segment Measure Reclass	Chubb Consolidated

Net premiums written	$4,369	$1,300	$1,415	$2,596	$221	$609	$—	$—	$10,510
Net premiums earned	3,954	1,244	1,338	2,664	211	589	—	—	10,000
Losses and loss expenses	2,754	846	1,138	1,487	192	179	43	(10)	6,629
Policy benefits	—	—	—	—	—	175	—	(24)	151
Policy acquisition costs	537	254	61	703	55	168	—	—	1,778
Administrative expenses	273	73	4	266	9	82	99	—	806
Underwriting income (loss)	390	71	135	208	(45)	(15)	(142)	34	636
Net investment income (loss)	507	60	6	157	99	102	(10)	(55)	866
Other (income) expense	8	1	—	—	—	(19)	(722)	(31)	(763)
Amortization expense of purchased intangibles	—	2	7	11	—	2	49	—	71
Segment income	$889	$128	$134	$354	$54	$104	$521	$10	$2,194
Net realized gains (losses)							(11)	(10)	(21)
Interest expense							122	—	122
Income tax expense							218	—	218
Net income							$170	$—	$1,833

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

For the Nine Months Ended September 30, 2022 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Segment Measure Reclass	Chubb Consolidated
Net premiums written	$13,426	$3,998	$2,523	$8,364	$780	$2,430	$—	$—	$31,521
Net premiums earned	12,645	3,852	2,217	8,065	712	2,347	—	—	29,838
Losses and loss expenses	7,979	2,343	1,830	4,054	565	437	275	(9)	17,474
Policy benefits	—	—	—	—	—	906	—	(116)	790
Policy acquisition costs	1,701	792	111	2,096	178	573	—	—	5,451
Administrative expenses	814	213	4	811	27	346	264	—	2,479
Underwriting income (loss)	2,151	504	272	1,104	(58)	85	(539)	125	3,644
Net investment income (loss)	1,600	199	23	460	232	359	(4)	(180)	2,689
Other (income) expense	12	3	1	3	1	(50)	73	(64)	(21)
Amortization expense of purchased intangibles	—	7	20	40	—	7	137	—	211
Segment income (loss)	$3,739	$693	$274	$1,521	$173	$487	$(753)	$9	$6,143
Net realized gains (losses)							(778)	(9)	(787)
Interest expense							416	—	416
Cigna integration expenses							26	—	26
Income tax expense							913	—	913
Net income (loss)							$(2,886)	$—	$4,001

For the Nine Months Ended September 30, 2021 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Segment Measure Reclass	Chubb Consolidated

Net premiums written	$12,318	$3,761	$2,110	$7,983	$702	$1,844	$—	$—	$28,718
Net premiums earned	11,431	3,652	1,858	7,721	583	1,789	—	—	27,034
Losses and loss expenses	7,740	2,341	1,554	3,936	422	562	141	(8)	16,688
Policy benefits	—	—	—	—	—	508	—	(5)	503
Policy acquisition costs	1,540	746	100	2,070	147	538	—	—	5,141
Administrative expenses	772	200	10	811	27	247	258	—	2,325
Underwriting income (loss)	1,379	365	194	904	(13)	(66)	(399)	13	2,377
Net investment income (loss)	1,582	189	21	447	250	301	(42)	(135)	2,613
Other (income) expense	24	(3)	—	3	—	(79)	(1,845)	(130)	(2,030)
Amortization expense of purchased intangibles	—	8	20	36	—	4	148	—	216
Segment income	$2,937	$549	$195	$1,312	$237	$310	$1,256	$8	$6,804
Net realized gains (losses)							841	(8)	833
Interest expense							366	—	366
Income tax expense							873	—	873
Net income							$858	$—	$6,398

Underwriting assets are reviewed in total by management for purposes of decision-making. Other than Unpaid losses and loss expenses, Future policy benefits, Reinsurance recoverables, Goodwill and Other intangible assets, Chubb does not allocate assets to its segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

14. Earnings per share

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars, except share and per share data)	2022	2021	2022	2021
Numerator:
Net income	$812	$1,833	$4,001	$6,398
Denominator:
Denominator for basic earnings per share:
Weighted-average shares outstanding	416,542,101	435,318,088	421,290,032	443,595,026
Denominator for diluted earnings per share:
Share-based compensation plans	3,076,855	3,123,550	3,733,449	3,032,989
Weighted-average shares outstanding and assumed conversions	419,618,956	438,441,638	425,023,481	446,628,015
Basic earnings per share	$1.95	$4.21	$9.50	$14.42
Diluted earnings per share	$1.94	$4.18	$9.41	$14.33
Potential anti-dilutive share conversions	1,693,502	1,758,853	1,377,784	1,439,882

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of our results of operations, financial condition, and liquidity and capital resources as of and for the three and nine months ended September 30, 2022.

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

Overview
Chubb Limited is the Swiss-incorporated holding company of the Chubb Group of Companies. Chubb Limited, which is headquartered in Zurich, Switzerland, and its direct and indirect subsidiaries (collectively, the Chubb Group of Companies, Chubb, we, us, or our) are a global insurance and reinsurance organization, serving the needs of a diverse group of clients worldwide. At September 30, 2022, we had total assets of $198 billion and shareholders’ equity of $48 billion. Chubb was incorporated in 1985 at which time it opened its first business office in Bermuda and continues to maintain operations in Bermuda. We operate through six business segments: North America Commercial P&C Insurance, North America Personal P&C Insurance, North America Agricultural Insurance, Overseas General Insurance, Global Reinsurance, and Life Insurance. For more information on our segments refer to “Segment Information” under Item 1 in our 2021 Form 10-K.

On July 1, 2022, we completed the acquisition of the life and non-life insurance companies that house the personal accident, supplemental health, and life insurance business of Cigna in six Asian markets. Our results for the three and nine months ended September 30, 2022, include the results of these acquired businesses from July 1, 2022, and are included in our Life Insurance segment and, to a lesser extent, Overseas General Insurance segment according to the nature of the business written. Refer to Note 2 to the Consolidated Financial Statements for additional information on our acquisition.

Consolidated Operating Results – Three and Nine Months Ended September 30, 2022 and 2021

	Three Months Ended			Nine Months Ended
	September 30		% Change	September 30		% Change
(in millions of U.S. dollars, except for percentages)	2022	2021	Q-22 vs. Q-21	2022	2021	YTD-22 vs. YTD-21
Net premiums written	$12,020	$10,510	14.4%	$31,521	$28,718	9.8%
Net premiums written - constant dollars (1)			17.3%			12.1%
Net premiums earned	11,535	10,000	15.3%	29,838	27,034	10.4%
Net investment income	979	866	13.1%	2,689	2,613	2.9%
Net realized gains (losses)	(384)	(21)	NM	(787)	833	NM
Total revenues	12,130	10,845	11.9%	31,740	30,480	4.1%
Losses and loss expenses	7,279	6,629	9.8%	17,474	16,688	4.7%
Policy benefits	486	151	221.1%	790	503	57.1%
Policy acquisition costs	1,975	1,778	11.1%	5,451	5,141	6.0%
Administrative expenses	883	806	9.6%	2,479	2,325	6.6%
Interest expense	150	122	23.3%	416	366	13.8%
Other (income) expense	188	(763)	NM	(21)	(2,030)	(99.0)%
Amortization of purchased intangibles	69	71	(3.2)%	211	216	(2.3)%
Cigna integration expenses	23	—	NM	26	—	NM
Total expenses	11,053	8,794	25.7%	26,826	23,209	15.6%
Income before income tax	1,077	2,051	(47.5)%	4,914	7,271	(32.4)%
Income tax expense	265	218	21.2%	913	873	4.5%
Net income	$812	$1,833	(55.7)%	$4,001	$6,398	(37.5)%
NM - not meaningful
(1)     On a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency exchange rates as the comparable current period.

Financial Highlights for the Three Months Ended September 30, 2022

•Net income was $812 million compared with $1.8 billion in the prior year period. Net income in the current quarter was driven by strong underwriting results, including growth in net premiums earned and improvement in our combined ratios. Net income is lower compared to prior year, reflecting the after-tax mark-to-market losses on private equities of $231 million, compared to gains of $705 million in the prior year.

•Consolidated net premiums written were $12.0 billion, up 14.4 percent, or 17.3 percent in constant dollars. The acquisition of Cigna's business in Asia added 7.1 percentage points, or 7.2 percentage points in constant dollars, to the growth in net premiums written.

•Consolidated net premiums earned were $11.5 billion, up 15.3 percent, or 18.6 percent in constant dollars. The acquisition of Cigna's business in Asia added 7.3 percentage points, or 7.5 percentage points in constant dollars, to the growth in net premiums earned.

•Total pre-tax and after-tax catastrophe losses were $1.2 billion (11.3 percentage points of the P&C combined ratio) and $949 million, respectively, compared with $1.1 billion (12.2 percentage points of the P&C combined ratio) and $943 million, respectively, in the prior year period. Catastrophe losses in the current quarter were primarily from Hurricane Ian losses of $975 million pre-tax and global weather-related events.
•Total pre-tax and after-tax favorable prior period development were $222 million (2.2 percentage points of the P&C combined ratio) and $162 million, respectively, including pre-tax adverse development of $52 million related to legacy environmental exposures. Excluding the adverse development, we had pre-tax favorable development of $274 million, with 5 percent in long-tail lines, and 95 percent in short-tail lines. This compares with pre-tax and after-tax favorable prior period development of $321 million (3.6 percentage points of the P&C combined ratio) and $227 million, respectively, in the prior year period.

•The P&C combined ratio was 93.1 percent compared with 93.4 percent in the prior year period. The P&C current accident year (CAY) combined ratio excluding catastrophe losses was 84.0 percent compared with 84.8 percent in the prior year period. The current year ratios decreased due to the favorable impact of higher net premiums earned on the expense ratio.

•Net investment income was a record $979 million compared with $866 million in the prior year period.

•Operating cash flow was $3.4 billion compared with $3.3 billion in the prior year period.

•Shareholders' equity decreased by $4.0 billion in the quarter, as net income of $812 million was more than offset by net unrealized losses on investments of $2.9 billion after-tax from rising interest rates and $1.0 billion related to cumulative foreign exchange translation. In addition, shareholders' equity reflected total capital returned to shareholders in the quarter of $1.0 billion, including share repurchases of $685 million, at an average purchase price of $186.22 per share, and dividends of $346 million.

Net Premiums Written	Three Months Ended September 30			% Change	Nine Months Ended September 30			% Change
(in millions of U.S. dollars, except for percentages)	2022	2021	Q-22 vs. Q-21	C$ Q-22 vs. Q-21	2022	2021	YTD-22 vs. YTD-21	C$ YTD-22 vs. YTD-21
Commercial casualty	$2,167	$1,957	10.7%	12.8%	$5,777	$5,215	10.8%	12.5%
Workers' compensation	476	488	(2.5)%	(2.5)%	1,625	1,597	1.7%	1.7%
Financial lines	1,270	1,328	(4.4)%	(1.9)%	3,727	3,681	1.2%	3.2%
Surety	152	139	9.9%	11.8%	477	435	9.7%	11.1%
Commercial multiple peril (1)	341	310	10.1%	10.1%	972	889	9.4%	9.4%
Property and other short-tail lines	1,756	1,572	11.8%	15.8%	5,503	4,906	12.2%	15.3%
Total Commercial P&C lines	6,162	5,794	6.4%	8.8%	18,081	16,723	8.1%	10.0%

Agriculture	1,723	1,415	21.8%	21.8%	2,523	2,110	19.6%	19.6%

Personal automobile	404	383	5.4%	7.9%	1,239	1,134	9.2%	11.4%
Personal homeowners	1,023	978	4.5%	5.6%	2,910	2,778	4.7%	5.6%
Personal other	451	454	(0.7)%	7.8%	1,406	1,386	1.4%	6.8%
Total Personal lines	1,878	1,815	3.4%	6.6%	5,555	5,298	4.8%	7.2%
Total Property and Casualty lines	9,763	9,024	8.2%	10.4%	26,159	24,131	8.4%	10.3%

Global A&H lines (2)	1,518	922	64.7%	75.3%	3,451	2,855	20.9%	26.7%
Reinsurance lines	265	221	19.5%	21.8%	780	702	11.1%	12.2%
Life	474	343	38.6%	48.0%	1,131	1,030	9.9%	15.3%
Total consolidated	$12,020	$10,510	14.4%	17.3%	$31,521	$28,718	9.8%	12.1%
(1)Commercial multiple peril represents retail package business (property and general liability).
(2)For purposes of this schedule only, A&H results include Combined North America and International businesses, which are normally included in the Life Insurance and Overseas General Insurance segments, respectively, as well as the A&H results of our North America Commercial P&C segment, are included in Global A&H lines above.

The increase in consolidated net premiums written for the three and nine months ended September 30, 2022, reflects growth across most lines of business driven by positive rate increases, new business, and strong renewal retention. The acquisition of Cigna's business in Asia contributed $738 million for the three and nine months ended September 30, 2022.

•Commercial casualty grew primarily in North America, Europe, and Asia, driven by strong new business and retention, including exposure and rate increases.

•Workers' compensation decreased for the quarter due to a favorable COVID-related exposure adjustment in the prior year. Growth for the nine months ended September 30, 2022, was due to exposure increases in North America.
•Financial lines decreased for the quarter as growth in Asia and Latin America was more than offset by lower retention and lower new business in North America. The year-to-date increase reflects growth across most regions from strong new business and retention, and rate increases.
•Surety increased due to strong new business in North America.
•Commercial multiple peril increased due to strong new business and renewal retention, including exposure and positive rate increases in North America.
•Property and other short-tail lines grew globally due to strong new business and renewal retention, including positive rate increases and increased exposure.
•Agriculture increased due to underlying growth in crop insurance, reflecting higher commodity prices, higher reported acreage from policyholders, and policy count growth. Partially offsetting growth for the nine months was a return of premium to the U.S. government in the first quarter of 2022 of $161 million.
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
•Global A&H lines increased due to the acquisition of Cigna's business in Asia in the third quarter of 2022, which contributed $593 million. Additionally, growth in Asia, Latin America, Europe, and Japan on a constant dollar basis, was driven by higher new business and increased travel volume and consumer activity. Our North American Combined Insurance supplemental A&H business decreased primarily due to the non-renewal of a large program.
•Reinsurance lines increased for the quarter primarily due to higher catastrophe reinstatement premiums. Growth for the nine months ended September 30, 2022, was driven by new business and favorable premium adjustments; partially offset by a one-time portfolio transfer in the prior year.
•International life operations increased due to the acquisition of Cigna's business in Asia in the third quarter of 2022, which contributed $145 million. Growth from new business in Asia, primarily in Thailand, Indonesia and Vietnam, was more than offset by lower business in Latin America, principally reflecting the non-renewal of certain large account business in Chile.
For additional information on net premiums written, refer to the segment results discussions.

Net Premiums Earned
Net premiums earned for short-duration contracts, typically P&C contracts, generally reflect the portion of net premiums written that was recorded as revenues for the period as the exposure periods expire. Net premiums earned for long-duration contracts, typically traditional life contracts, generally are recognized as earned when due from policyholders. For the three months ended September 30, 2022, net premiums earned increased $1,535 million, or 15.3 percent. For the nine months ended September 30, 2022, net premiums earned increased $2,804 million, or 10.4 percent.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2022	2021	2022	2021
Catastrophe losses	$1,158	$1,146	$1,782	$2,126
Favorable prior period development	$222	$321	$709	$781

Catastrophe losses through September 30, 2022 and 2021, were primarily from the following events:
•2022: Hurricane Ian losses of $975 million, severe weather-related events in the U.S. and internationally, Australia storms, and Colorado wildfires.
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

Pre-tax net favorable PPD for the three months ended September 30, 2022, was $222 million, including adverse development of $52 million related to legacy environmental exposures. Excluding the adverse development, we had favorable development of $274 million, with 5 percent in long-tail lines, principally from accident years 2018 and prior, and 95 percent in short-tail lines, primarily in property lines.

Pre-tax net favorable PPD for the nine months ended September 30, 2022, was $709 million, including adverse development of $155 million for molestation claims, predominantly reviver statute-related, and adverse development of $52 million related to legacy environmental exposures. The molestation adverse development includes no change to the previously established reserve for the Boy Scouts of America settlement. Excluding the adverse development, we had favorable development of $916 million with 29 percent in long-tail lines, principally from accident years 2018 and prior, and 71 percent in short-tail lines, primarily in property and A&H lines.

Pre-tax net favorable PPD for the three months ended September 30, 2021, was $321 million, including adverse development of $33 million related to legacy environmental exposures. Excluding the adverse development, we had favorable development of $354 million with 30 percent in long-tail lines, principally from accident years 2017 and prior, and 70 percent in short-tail lines, primarily in homeowners and property lines.

Pre-tax net favorable PPD for the nine months ended September 30, 2021, was $781 million, including adverse development of $33 million related to legacy environmental exposures and $68 million for molestation claims. Excluding the adverse development, we had favorable development of $882 million with 27 percent in long-tail lines, principally from accident years 2017 and prior, and 73 percent in short-tail lines, primarily in homeowners, A&H, property, and surety lines.

Refer to the prior period development discussion in Note 6 to the Consolidated Financial Statements for additional information.

P&C Combined Ratio
In evaluating our segments, excluding Life Insurance financial performance, we use the P&C combined ratio. We calculate this ratio by dividing the respective expense amounts by net premiums earned. We do not calculate this ratio for the Life Insurance segment as we do not use this measure to monitor or manage that segment. A P&C combined ratio under 100 percent indicates underwriting income, and a combined ratio exceeding 100 percent indicates underwriting loss.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2022	2021	2022	2021
Loss and loss expense ratio
CAY loss ratio excluding catastrophe losses	60.6%	60.1%	58.4%	58.7%
Catastrophe losses	11.4%	12.2%	6.6%	8.4%
Prior period development	(2.4)%	(3.7)%	(3.0)%	(3.2)%
Loss and loss expense ratio	69.6%	68.6%	62.0%	63.9%
Policy acquisition cost ratio	16.6%	17.1%	17.7%	18.3%
Administrative expense ratio	6.9%	7.7%	7.8%	8.2%
P&C Combined ratio	93.1%	93.4%	87.5%	90.4%

The loss and loss expense ratio and the CAY loss ratio excluding catastrophe losses increased for the three months ended September 30, 2022, reflecting the impact of a current accident year benefit recorded in the prior year partially offset by earned rate exceeding loss cost trends. The loss and loss expense ratio and the CAY loss ratio excluding catastrophe losses decreased for the nine months ended September 30, 2022, primarily from earned rate exceeding loss cost trends. The loss and loss expense ratio for the nine months ended September 30, 2022, also benefited from higher net premiums earned and lower catastrophe losses, partially offset by lower favorable prior period development.

The policy acquisition cost ratio decreased for the three and nine months ended September 30, 2022, primarily due to a higher percentage of net premiums earned from lines that have a lower acquisition cost ratio.

The administrative expense ratio decreased for the three and nine months ended September 30, 2022, primarily due to the favorable impact of higher net premiums earned, partially offset by higher employee-related expenses and increased investment to support growth.

Policy benefits
Policy benefits represent losses on contracts classified as long-duration and generally include accident and supplemental health products, term and whole life products, endowment products, and annuities. Refer to the Life Insurance segment operating results section for further discussion.

For the three months ended September 30, 2022 and 2021, Policy benefits were $486 million and $151 million, respectively, which included (gains) losses from fair value changes in separate account liabilities that do not qualify for separate account reporting under GAAP of $(67) million and $(24) million, respectively. The offsetting movements of these liabilities are recorded in Other (income) expense on the Consolidated statements of operations. Excluding the separate account gains and losses, Policy benefits were $553 million and $175 million for the three months ended September 30, 2022 and 2021, respectively.

For the nine months ended September 30, 2022 and 2021, Policy benefits were $790 million and $503 million, respectively, which included (gains) losses from fair value changes in separate account liabilities that do not qualify for separate account reporting under GAAP of $(116) million and $(5) million, respectively. The offsetting movements of these liabilities are recorded in Other (income) expense on the Consolidated statements of operations. Excluding the separate account gains and losses, Policy benefits were $906 million and $508 million for the nine months ended September 30, 2022 and 2021, respectively.

Refer to the respective sections that follow for a discussion of Net investment income, Other (income) expense, Net realized gains (losses), Amortization of purchased intangibles, and Income tax expense.

Segment Operating Results – Three and Nine Months Ended September 30, 2022 and 2021
We operate through six business segments: North America Commercial P&C Insurance, North America Personal P&C Insurance, North America Agricultural Insurance, Overseas General Insurance, Global Reinsurance, and Life Insurance. For more information on our segments refer to “Segment Information” under Item 1 in our 2021 Form 10-K.

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

	Three Months Ended				Nine Months Ended
	September 30		% Change		September 30		% Change
(in millions of U.S. dollars, except for percentages)	2022	2021	Q-22 vs. Q-21		2022	2021	YTD-22 vs. YTD-21
Net premiums written	$4,722	$4,369	8.1%		$13,426	$12,318	9.0%
Net premiums earned	4,283	3,954	8.3%		12,645	11,431	10.6%
Losses and loss expenses	3,036	2,754	10.3%		7,979	7,740	3.1%
Policy acquisition costs	583	537	8.5%		1,701	1,540	10.5%
Administrative expenses	272	273	(0.2)%		814	772	5.5%
Underwriting income	392	390	0.2%		2,151	1,379	55.9%
Net investment income	589	507	16.4%		1,600	1,582	1.2%
Other (income) expense	6	8	(17.8)%		12	24	(48.4)%
Segment income	$975	$889	9.6%		$3,739	$2,937	27.3%
Loss and loss expense ratio:
CAY loss ratio excluding catastrophe losses	61.5%	62.3%	(0.8)	pts	61.5%	63.1%	(1.6)	pts
Catastrophe losses	14.0%	11.9%	2.1	pts	6.3%	8.7%	(2.4)	pts
Prior period development	(4.6)%	(4.5)%	(0.1)	pts	(4.7)%	(4.1)%	(0.6)	pts
Loss and loss expense ratio	70.9%	69.7%	1.2	pts	63.1%	67.7%	(4.6)	pts
Policy acquisition cost ratio	13.6%	13.5%	0.1	pts	13.5%	13.5%	—	pts
Administrative expense ratio	6.4%	6.9%	(0.5)	pts	6.4%	6.7%	(0.3)	pts
Combined ratio	90.9%	90.1%	0.8	pts	83.0%	87.9%	(4.9)	pts

Catastrophe Losses and Prior Period Development	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2022	2021	2022	2021
Catastrophe losses	$598	$472	$803	$999
Favorable prior period development	$166	$157	$561	$440

Catastrophe losses through September 30, 2022 and 2021, were primarily from the following events:
•2022: Hurricane Ian losses, severe weather-related events and winter storm losses in the U.S.
•2021: Hurricane Ida losses, winter storm losses and other severe weather-related events in the U.S.

Refer to the prior period development discussion in Note 6 to the Consolidated Financial Statements for additional information.

Premiums
Net premiums written increased $353 million, or 8.1 percent, and $1,108 million, or 9.0 percent, for the three and nine months ended September 30, 2022, respectively, reflecting strong premium retention, including both rate and exposure increases. Additionally, there was new business across a number of retail and wholesale lines, including property, primary and excess casualty, commercial multiple peril, and surety. A&H growth reflects recovery in A&H lines from exposure declines in the prior year and strong new business. Growth for the nine months ended September 30, 2022 also reflects strong premium retention, including rate and exposure increases, from financial lines and workers’ compensation.

Net premiums earned increased $329 million, or 8.3 percent, and $1,214 million, or 10.6 percent for the three and nine months ended September 30, 2022, respectively, reflecting the growth in net premiums written described above.

Combined Ratio
The loss and loss expense ratio increased for the three months ended September 30, 2022, primarily from higher catastrophe losses. The loss and loss expense ratio decreased for the nine months ended September 30, 2022, primarily from lower catastrophe losses and higher favorable prior period development. The CAY loss ratio excluding catastrophe losses decreased for the three and nine months ended September 30, 2022, primarily from earned rate exceeding loss cost trends.

The administrative expense ratio decreased for the three and nine months ended September 30, 2022, primarily due to a one-time expense accrual release and the favorable impact of higher net premiums earned, partially offset by higher employee-related expenses.

North America Personal P&C Insurance

The North America Personal P&C Insurance segment comprises operations that provide high net worth personal lines products, including homeowners and complementary products such as valuable articles, excess liability, automobile, and recreational marine insurance and services in the U.S. and Canada.

	Three Months Ended				Nine Months Ended
	September 30		% Change		September 30		% Change
(in millions of U.S. dollars, except for percentages)	2022	2021	Q-22 vs. Q-21		2022	2021	YTD-22 vs. YTD-21
Net premiums written	$1,392	$1,300	7.1%		$3,998	$3,761	6.3%
Net premiums earned	1,334	1,244	7.2%		3,852	3,652	5.5%
Losses and loss expenses	857	846	1.1%		2,343	2,341	0.1%
Policy acquisition costs	274	254	8.3%		792	746	6.2%
Administrative expenses	71	73	(3.2)%		213	200	6.5%
Underwriting income	132	71	86.8%		504	365	38.4%
Net investment income	76	60	26.6%		199	189	5.3%
Other (income) expense	1	1	—		3	(3)	NM
Amortization of purchased intangibles	2	2	—		7	8	(5.2)%
Segment income	$205	$128	61.1%		$693	$549	26.3%
Loss and loss expense ratio:
CAY loss ratio excluding catastrophe losses	53.6%	50.7%	2.9	pts	53.5%	52.5%	1.0	pts
Catastrophe losses	20.6%	31.9%	(11.3)	pts	12.2%	18.9%	(6.7)	pts
Prior period development	(10.0)%	(14.6)%	4.6	pts	(4.9)%	(7.3)%	2.4	pts
Loss and loss expense ratio	64.2%	68.0%	(3.8)	pts	60.8%	64.1%	(3.3)	pts
Policy acquisition cost ratio	20.6%	20.4%	0.2	pts	20.6%	20.4%	0.2	pts
Administrative expense ratio	5.3%	5.9%	(0.6)	pts	5.5%	5.5%	—	pts
Combined ratio	90.1%	94.3%	(4.2)	pts	86.9%	90.0%	(3.1)	pts
NM - not meaningful

Catastrophe Losses and Prior Period Development	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2022	2021	2022	2021
Catastrophe losses	$274	$397	$469	$698
Favorable prior period development	$133	$182	$187	$266

Catastrophe losses through September 30, 2022 and 2021, were primarily from the following events:
•2022: Hurricane Ian losses, severe weather-related events in the U.S. and Colorado wildfires.
•2021: Hurricane Ida losses, winter storm losses and other severe weather-related events in the U.S.

Refer to the prior period development discussion in Note 6 to the Consolidated Financial Statements for additional information.

Premiums
Net premiums written increased $92 million, or 7.1 percent, and $237 million, or 6.3 percent for the three and nine months ended September 30, 2022, respectively, primarily driven by strong new business and renewal retention, from both rate and exposure increases, primarily in homeowners and automobile; partially offset by additional cancellations in parts of California exposed to wildfires.

Net premiums earned increased $90 million, or 7.2 percent, and $200 million, or 5.5 percent for the three and nine months ended September 30, 2022, respectively, reflecting the growth in net premiums written described above.

Combined Ratio
The loss and loss expense ratio decreased for the three and nine months ended September 30, 2022, primarily from lower catastrophe losses, partially offset by lower favorable prior period development. The CAY loss ratio excluding catastrophe losses increased for the three and nine months ended September 30, 2022, reflecting higher losses in automobile and, to a lesser extent, homeowners.

The policy acquisition cost ratio was relatively flat for the three and nine months ended September 30, 2022.

The administrative expense ratio decreased for the three months ended September 30, 2022, primarily due to a one-time expense accrual release, the favorable impact of higher net premiums earned and strong expense management. The administrative expense ratio was flat for the nine months ended September 30, 2022.

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

	Three Months Ended				Nine Months Ended
	September 30		% Change		September 30		% Change
(in millions of U.S. dollars, except for percentages)	2022	2021	Q-22 vs. Q-21		2022	2021	YTD-22 vs. YTD-21
Net premiums written	$1,723	$1,415	21.8%		$2,523	$2,110	19.6%
Net premiums earned	1,673	1,338	25.0%		2,217	1,858	19.3%
Losses and loss expenses	1,444	1,138	27.0%		1,830	1,554	17.8%
Policy acquisition costs	68	61	11.4%		111	100	11.0%
Administrative expenses	3	4	(21.4)%		4	10	(58.1)%
Underwriting income	158	135	16.3%		272	194	39.9%
Net investment income	9	6	28.9%		23	21	5.6%
Other (income) expense	1	—	NM		1	—	NM
Amortization of purchased intangibles	7	7	—		20	20	—
Segment income	$159	$134	17.9%		$274	$195	40.2%
Loss and loss expense ratio:
CAY loss ratio excluding catastrophe losses	84.0%	84.0%	—	pts	82.2%	82.3%	(0.1)	pts
Catastrophe losses	1.8%	0.6%	1.2	pts	2.3%	1.1%	1.2	pts
Prior period development	0.5%	0.4%	0.1	pts	(2.0)%	0.2%	(2.2)	pts
Loss and loss expense ratio	86.3%	85.0%	1.3	pts	82.5%	83.6%	(1.1)	pts
Policy acquisition cost ratio	4.1%	4.6%	(0.5)	pts	5.1%	5.4%	(0.3)	pts
Administrative expense ratio	0.2%	0.3%	(0.1)	pts	0.2%	0.6%	(0.4)	pts
Combined ratio	90.6%	89.9%	0.7	pts	87.8%	89.6%	(1.8)	pts
NM - not meaningful

Catastrophe Losses and Prior Period Development	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2022	2021	2022	2021
Catastrophe losses	$31	$8	$52	$20
(Unfavorable) favorable prior period development	$(9)	$(7)	$17	$(5)

Catastrophe losses through September 30, 2022 and 2021, were primarily from the following events:
•2022: Hurricane Ian losses, severe weather-related events in the Chubb Agribusiness, and winter storm losses in the U.S.
•2021: Severe weather-related events in Chubb Agribusiness and winter storm losses in the U.S.

Refer to the prior period development discussion in Note 6 to the Consolidated Financial Statements for additional information.

Premiums
Net premiums written increased $308 million, or 21.8 percent for the three months ended September 30, 2022, primarily due to an increase in MPCI, primarily reflecting higher commodity prices, higher reported acreage from policyholders, and policy count growth. Net premiums written increased $413 million, or 19.6 percent for the nine months ended September 30, 2022, primarily due to an increase in MPCI reflecting the factors noted above, partly offset by a return of premium to the U.S. government in the first quarter of 2022 of $161 million. Under the profit-sharing agreement, we returned additional premiums to the government because of the lower losses experienced in certain states in 2021. This return of premium reduced net premiums written growth for the nine months ended September 30, 2022, by 7.6 percentage points.

Net premiums earned increased $335 million, or 25.0 percent, and $359 million, or 19.3 percent for the three and nine months ended September 30, 2022, respectively, reflecting the growth in net premiums written described above.

Combined Ratio
The combined ratio for the nine months ended September 30, 2022, was impacted by the return of premium to the U.S. government under the profit-sharing agreement related to the profitable 2021 crop year described above. This prior period development resulted in a reduction to net premiums earned of $161 million and a corresponding reduction to incurred losses, with no net impact to underwriting income.

The loss and loss expense ratio increased for the three months ended September 30, 2022, primarily from higher catastrophe losses. The loss and loss expense ratio decreased for the nine months ended September 30, 2022, primarily due to favorable prior period development compared with unfavorable prior period development in the prior year, partially offset by higher catastrophe losses. The CAY loss ratio excluding catastrophe losses was relatively flat for the three and nine months ended September 30, 2022.

The policy acquisition cost ratio decreased for the three and nine months ended September 30, 2022, primarily due to the favorable impact of higher net premiums earned from MPCI.

The administrative expense ratio decreased for the three and nine months ended September 30, 2022, reflecting the favorable impact of higher net premiums earned from MPCI, higher Administrative and Operating (A&O) reimbursements on the MPCI business, and strong expense management.

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

	Three Months Ended				Nine Months Ended
	September 30		% Change		September 30		% Change
(in millions of U.S. dollars, except for percentages)	2022	2021	Q-22 vs. Q-21		2022	2021	YTD-22 vs. YTD-21
Net premiums written	$2,645	$2,596	1.9%		$8,364	$7,983	4.8%
Net premiums written - constant dollars			11.7%				12.0%
Net premiums earned	2,741	2,664	2.9%		8,065	7,721	4.5%
Losses and loss expenses	1,441	1,487	(3.1)%		4,054	3,936	3.0%
Policy acquisition costs	720	703	2.5%		2,096	2,070	1.3%
Administrative expenses	264	266	(0.9)%		811	811	—
Underwriting income	316	208	51.7%		1,104	904	22.1%
Net investment income	151	157	(3.2)%		460	447	3.1%
Other (income) expense	(2)	—	NM		3	3	—%
Amortization of purchased intangibles	12	11	8.0%		40	36	11.9%
Segment income	$457	$354	29.1%		$1,521	$1,312	15.9%
Loss and loss expense ratio:
CAY loss ratio excluding catastrophe losses	49.2%	49.8%	(0.6)	pts	49.5%	50.1%	(0.6)	pts
Catastrophe losses	3.6%	7.0%	(3.4)	pts	3.7%	3.6%	0.1	pts
Prior period development	(0.2)%	(1.0)%	0.8	pts	(2.9)%	(2.7)%	(0.2)	pts
Loss and loss expense ratio	52.6%	55.8%	(3.2)	pts	50.3%	51.0%	(0.7)	pts
Policy acquisition cost ratio	26.3%	26.4%	(0.1)	pts	26.0%	26.8%	(0.8)	pts
Administrative expense ratio	9.6%	10.0%	(0.4)	pts	10.0%	10.5%	(0.5)	pts
Combined ratio	88.5%	92.2%	(3.7)	pts	86.3%	88.3%	(2.0)	pts
NM- Not meaningful

Catastrophe Losses and Prior Period Development

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2022	2021	2022	2021
Catastrophe losses	$98	$188	$298	$278
Favorable prior period development	$5	$28	$238	$209

Catastrophe losses through September 30, 2022 and 2021, were primarily from the following events:
•2022: Hurricane Ian losses, International weather-related events, and storms in Australia.
•2021: Flooding in Europe, Hurricane Ida, winter storm losses and international weather-related events.

Refer to the prior period development discussion in Note 6 to the Consolidated Financial Statements for additional information.

Net Premiums Written by Region	Three months ended September 30
(in millions of U.S. dollars, except for percentages)	2022	2022 % of Total	2021	2021 % of Total	C$ 2021	Q-22 vs. Q-21	C$ Q-22 vs. Q-21
Region
Europe, Middle East, and Africa	$1,133	43%	$1,173	45%	$1,055	(3.4)%	7.4%
Latin America	565	21%	501	20%	476	12.9%	18.6%
Asia Pacific	801	30%	732	28%	673	9.5%	19.1%
Japan	101	4%	116	4%	94	(12.8)%	7.0%
Other (1)	45	2%	74	3%	71	(39.8)%	(37.1)%
Net premiums written	$2,645	100%	$2,596	100%	$2,369	1.9%	11.7%

	Nine months ended September 30
(in millions of U.S. dollars, except for percentages)	2022	2022 % of Total	2021	2021 % of Total	C$ 2021	Y-22 vs. Y-21	C$ Y-22 vs. Y-21
Region
Europe, Middle East, and Africa	$3,990	48%	$3,912	49%	$3,643	2.0%	9.5%
Latin America	1,719	21%	1,489	18%	1,434	15.5%	19.9%
Asia Pacific	2,134	25%	1,987	25%	1,857	7.4%	15.0%
Japan	359	4%	402	6%	349	(10.7)%	2.7%
Other (1)	162	2%	193	2%	186	(16.3)%	(13.1)%
Net premiums written	$8,364	100%	$7,983	100%	$7,469	4.8%	12.0%
(1)    Includes the international supplemental A&H business of Combined Insurance and other international operations including mainland China.

Premiums
Overall, net premiums written increased $49 million and $381 million, or $276 million and $895 million on a constant dollar basis, for the three and nine months ended September 30, 2022, respectively, reflecting growth in both commercial and consumer lines. For the three and nine months ended September 30, 2022, commercial lines grew 2.5 percent and 6.1 percent, or 11.0 percent and 12.6 percent on a constant-dollar basis, respectively, and consumer lines grew 1.1 percent and 2.7 percent, or 12.7 percent and 11.0 percent on a constant-dollar basis, respectively. The acquisition of Cigna's business in Asia contributed $39 million for the three and nine months ended September 30, 2022.

Our European division increased for the three and nine months ended September 30, 2022 on a constant dollar basis, supported by both our wholesale and retail divisions. This growth was primarily driven by higher new business, and positive rate increases in commercial lines, including commercial property and casualty lines. Consumer lines increased primarily due to A&H, reflecting increased travel volume. Additionally, A&H in the prior year was adversely impacted by restrictions resulting from the COVID-19 pandemic.

Latin America increased for the three and nine months ended September 30, 2022 driven by growth in consumer lines, including automobile in personal and travel in A&H. Commercial lines also grew due to exposure increases, positive rate increases, and new business, primarily property.

Asia Pacific increased for the three and nine months ended September 30, 2022 driven by higher new business, higher retention and positive rate increases in commercial lines, including property and casualty, and financial lines, and growth in consumer lines, primarily specialty and high net worth in personal, and travel in A&H. The acquisition of Cigna's business in Thailand also contributed to the increase, as described above.

Japan increased for the three and nine months ended September 30, 2022 on a constant-dollar basis primarily from new business in A&H.

Net premiums earned increased $77 million and $344 million, or $317 million and $848 million on a constant-dollar basis, for the three and nine months ended September 30, 2022, respectively, reflecting the increase in net premiums written described above.

Combined Ratio
The loss and loss expense ratio decreased for the three months ended September 30, 2022, due to lower catastrophe losses, partially offset by lower favorable prior period development. The loss and loss expense ratio decreased for the nine months ended September 30, 2022, due to higher favorable prior period development. The CAY loss ratio excluding catastrophe losses decreased for the three and nine months ended September 30, 2022, primarily reflecting underlying loss ratio improvement, including earned rate exceeding loss cost trends.

The policy acquisition cost ratio decreased for the three and nine months ended September 30, 2022, primarily due to a change in the mix of business, including higher premiums earned from commercial lines that have a lower acquisition cost ratio than consumer lines.

The administrative expense ratio decreased for the three and nine months ended September 30, 2022, reflecting continued expense management control and the favorable impact of higher net premiums earned.

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

	Three Months Ended				Nine Months Ended
	September 30		% Change		September 30		% Change
(in millions of U.S. dollars, except for percentages)	2022	2021	Q-22 vs. Q-21		2022	2021	YTD-22 vs. YTD-21
Net premiums written	$265	$221	19.5%		$780	$702	11.1%
Net premiums written - constant dollars			21.8%				12.2%
Net premiums earned	255	211	20.9%		712	583	22.0%
Losses and loss expenses	311	192	61.8%		565	422	33.9%
Policy acquisition costs	59	55	6.5%		178	147	20.7%
Administrative expenses	8	9	(4.0)%		27	27	1.8%
Underwriting loss	(123)	(45)	172.5%		(58)	(13)	NM
Net investment income	71	99	(28.5)%		232	250	(7.3)%
Other (income) expense	—	—	—		1	—	NM
Segment income (loss)	$(52)	$54	NM		$173	$237	(27.2)%
Loss and loss expense ratio:
CAY loss ratio excluding catastrophe losses	49.6%	52.0%	(2.4)	pts	49.8%	50.5%	(0.7)	pts
Catastrophe losses	72.6%	41.7%	30.9	pts	26.1%	24.2%	1.9	pts
Prior period development	(0.1)%	(2.5)%	2.4	pts	3.5%	(2.3)%	5.8	pts
Loss and loss expense ratio	122.1%	91.2%	30.9	pts	79.4%	72.4%	7.0	pts
Policy acquisition cost ratio	22.9%	26.0%	(3.1)	pts	25.0%	25.2%	(0.2)	pts
Administrative expense ratio	3.4%	4.2%	(0.8)	pts	3.8%	4.6%	(0.8)	pts
Combined ratio	148.4%	121.4%	27.0	pts	108.2%	102.2%	6.0	pts
NM - not meaningful

Catastrophe Losses and Prior Period Development

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S dollars)	2022	2021	2022	2021
Catastrophe losses	$157	$81	$160	$131
Favorable (Unfavorable) prior period development	$—	$4	$(22)	$11

Catastrophe losses through September 30, 2022, were primarily from Hurricane Ian, and storms in Australia and Canada. Catastrophe losses through September 30, 2021, were primarily from severe weather-related events in the U.S. and Canada, including Hurricane Ida.

Premiums
Net premiums written increased $44 million and $78 million for the three and nine months ended September 30, 2022, respectively, primarily due to higher catastrophe reinstatement premiums, continued growth in the portfolio from new business and favorable premium adjustments. Growth for the nine months ended September 30, 2022 was partially offset by a one-time portfolio transfer in the prior year.

Net premiums earned increased $44 million and $129 million for the three and nine months ended September 30, 2022, respectively, primarily reflecting the factors described above. The increase for the nine months ended September 30, 2022 was also due to the impact of higher new business written in the prior year for which premiums are earned in the current year.

Combined Ratio
The loss and loss expense ratio increased for the three and nine months ended September 30, 2022, primarily due to higher catastrophe losses and the unfavorable impact of prior period development. The CAY loss ratio excluding catastrophe losses decreased for the three and nine months ended September 30, 2022 primarily due to a shift in the mix of business.

The policy acquisition cost ratio decreased for the three and nine months ended September 30, 2022, primarily due to catastrophe reinstatement premiums, which were fully earned in the three months ended September 30, 2022 and more than offset the impact of a shift in the mix of business.

The administrative expense ratio decreased for the three and nine months ended September 30, 2022, primarily from the favorable impact of higher net premiums earned.
Life Insurance

The Life Insurance segment comprises our international life operations, which commencing this quarter, includes Cigna's A&H and life business in six Asian markets acquired on July 1, 2022. The Life Insurance segment also includes Chubb Tempest Life Re (Chubb Life Re), and the North American supplemental A&H and life business of Combined Insurance. We assess the performance of our life business based on Life Insurance underwriting income, which includes Net investment income and (Gains) losses from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP.

	Three Months Ended			Nine Months Ended
	September 30		% Change	September 30		% Change
(in millions of U.S. dollars, except for percentages)	2022	2021	Q-22 vs. Q-21	2022	2021	YTD-22 vs. YTD-21
Net premiums written	$1,273	$609	108.8%	$2,430	$1,844	31.7%
Net premiums written - constant dollars			117.4%			35.5%
Net premiums earned	1,249	589	112.0%	2,347	1,789	31.1%
Losses and loss expenses	135	179	(23.7)%	437	562	(22.2)%
Policy benefits	553	175	NM	906	508	78.4%
Policy acquisition costs	271	168	60.5%	573	538	6.5%
Administrative expenses	174	82	113.9%	346	247	40.0%
Net investment income	147	102	44.8%	359	301	19.3%
Life Insurance underwriting income	263	87	197.7%	444	235	88.3%
Other (income) expense	(10)	(19)	(41.3)%	(50)	(79)	(35.7)%
Amortization of purchased intangibles	2	2	—	7	4	87.2%
Segment income	$271	$104	158.3%	$487	$310	57.0%
NM- Not meaningful

Premiums
Net premiums written increased $664 million and $586 million, or $687 million and $637 million on a constant-dollar basis, for the three and nine months ended September 30, 2022, respectively. For our international life operations, net premiums written increased 214.1 percent and 67.9 percent for the three and nine months ended September 30, 2022, respectively, primarily due to the acquisition of Cigna's business in Asia, which contributed $699 million. In addition, there was growth in Asia from new business, principally in Thailand, Indonesia and Vietnam, which was more than offset by lower business in Latin America, principally reflecting non-renewals of certain large account business in Chile. Net premiums written in our North American Combined Insurance business declined 8.6 percent and 8.7 percent, for the three and nine months ended September 30, 2022, respectively, primarily due to the non-renewal of a large program.

Deposits
The following table presents deposits collected on universal life and investment contracts:

	Three Months Ended					Nine Months Ended
	September 30			% Change		September 30			% Change
(in millions of U.S. dollars, except for percentages)	2022	2021	C$ 2021	Q-22 vs. Q-21	C$ Q-22 vs. Q-21	2022	2021	C$ 2021	Y-22 vs. Y-21	C$ Y-22 vs. Y-21
Deposits collected on universal life and investment contracts	$449	$658	$615	(31.8)%	(27.1)%	$1,433	$1,814	$1,760	(21.0)%	(18.6)%

Deposits collected on universal life and investment contracts (life deposits) are not reflected as revenues in our Consolidated statements of operations in accordance with GAAP. New life deposits are an important component of production, and although they do not significantly affect current period income from operations, they are key to our efforts to grow our business. Life deposits collected decreased $209 million and $381 million for the three and nine months ended September 30, 2022, respectively, primarily in Taiwan, reflecting challenging market conditions for deposit products. Additionally, the prior year benefited from successful sales campaigns in broker and bank channels in Taiwan. Partially offsetting the decline is $36 million from deposits collected through the acquired Cigna businesses in Asia, primarily in Korea.

Life Insurance underwriting income and Segment income
Life Insurance underwriting income increased $176 million and $209 million for the three and nine months ended
September 30, 2022, respectively, with $159 million of growth from the acquisition of Cigna's business in Asia, and lower year-over-year COVID-related losses. Segment income increased $167 million and $177 million for the three and nine months ended September 30, 2022, respectively, reflecting the increase in underwriting income described above.

Corporate

Corporate results primarily include the results of our non-insurance companies, income and expenses not attributable to reportable segments and loss and loss expenses of asbestos and environmental (A&E) liabilities and certain other non-A&E run-off exposures, including molestation.

	Three Months Ended			Nine Months Ended
	September 30		% Change	September 30		% Change
(in millions of U.S. dollars, except for percentages)	2022	2021	Q-22 vs. Q-21	2022	2021	YTD-22 vs. YTD-21
Losses and loss expenses	$74	$43	71.1%	$275	$141	95.3%
Administrative expenses	91	99	(8.8)%	264	258	2.1%
Underwriting loss	165	142	15.2%	539	399	34.9%
Net investment income (loss)	5	(10)	NM	(4)	(42)	(87.9)%
Interest expense	150	122	23.3%	416	366	13.8%
Net realized gains (losses)	(365)	(11)	NM	(778)	841	NM
Other (income) expense	194	(722)	NM	73	(1,845)	NM
Amortization of purchased intangibles	46	49	(7.6)%	137	148	(7.7)%
Cigna integration expenses	23	—	NM	26	—	NM
Income tax expense	265	218	21.2%	913	873	4.5%
Net income (loss)	$(1,203)	$170	NM	$(2,886)	$858	NM
NM - not meaningful

Losses and loss expenses for the three months ended September 30, 2022 and 2021 were primarily from adverse development relating to our Brandywine environmental exposures of $52 million and $33 million, respectively. Losses and loss expenses for the nine months ended September 30, 2022 also includes unfavorable prior period development for molestation claims.

Administrative expenses decreased $8 million for the three months ended September 30, 2022, primarily due to lower employee-related expenses. Administrative expenses increased $6 million for the nine months ended September 30, 2022, primarily due to increased spending to support digital growth initiatives.

Cigna integration expenses of $23 million and $26 million for the three and nine months ended September 30, 2022, respectively, principally comprised transfer taxes and employee-related expenses. These expenses are one-time in nature and are not related to the on-going business activities of the segments. The Chief Executive Officer does not manage segment results or allocate resources to segments when considering these costs and they are therefore excluded from our definition of segment income.

Refer to the respective sections that follow for a discussion of Net realized gains (losses), Net investment income (loss), Amortization of purchased intangibles, and Income tax expense (benefit). Refer to Note 12 to the Consolidated Financial Statements for additional information on Other (income) expense.

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
The following tables present our net realized and unrealized gains (losses):

	Three Months Ended September 30
	2022			2021
(in millions of U.S. dollars)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact
Fixed maturities	$(279)	$(3,045)	$(3,324)	$(10)	$(554)	$(564)
Fixed income and investment derivatives	(198)	—	(198)	(9)	—	(9)
Public equity
Sales	(12)	—	(12)	19	—	19
Mark-to-market	(68)	—	(68)	(61)	—	(61)
Private equity (less than 3 percent ownership)
Mark-to-market	(42)	—	(42)	11	—	11
Total investment portfolio	(599)	(3,045)	(3,644)	(50)	(554)	(604)
Mark-to-market from variable annuity reinsurance derivative transactions, net of applicable hedges	76	—	76	(63)	—	(63)
Other derivatives	(19)	—	(19)	(10)	—	(10)
Foreign exchange	198	(966)	(768)	106	(414)	(308)
Other (1)	(40)	(59)	(99)	(4)	4	—
Net losses, pre-tax	$(384)	$(4,070)	$(4,454)	$(21)	$(964)	$(985)
(1)Other realized losses includes $36 million related to impairment of fixed assets.

	Nine Months Ended September 30
	2022			2021
(in millions of U.S. dollars)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact
Fixed maturities	$(857)	$(12,041)	$(12,898)	$26	$(2,177)	$(2,151)
Fixed income and investment derivatives	(232)	—	(232)	9	—	9
Public equity
Sales	406	—	406	109	—	109
Mark-to-market	(693)	—	(693)	366	—	366
Private equity (less than 3 percent ownership)
Mark-to-market	17	—	17	111	—	111
Total investment portfolio	(1,359)	(12,041)	(13,400)	621	(2,177)	(1,556)
Mark-to-market from variable annuity reinsurance derivative transactions, net of applicable hedges	154	—	154	140	—	140
Other derivatives	(9)	—	(9)	(8)	—	(8)
Foreign exchange	541	(1,676)	(1,135)	85	(84)	1
Other (1)	(114)	(35)	(149)	(5)	(33)	(38)
Net gains (losses), pre-tax	$(787)	$(13,752)	$(14,539)	$833	$(2,294)	$(1,461)
(1)Other realized losses includes $36 million related to impairment of fixed assets.

Pre-tax net unrealized losses of $3,045 million and $12,041 million in our investment portfolio for the three and nine months ended September 30, 2022, respectively, were principally the result of an increase in interest rates. In addition, there were realized losses of $599 million and $1,359 million for the three and nine months ended September 30, 2022, respectively, primarily from mark-to-market losses on public equities and sales in fixed income securities.

The variable annuity reinsurance derivative transactions consist of changes in the fair value of GLB liabilities and gains or losses on other derivative instruments we maintain that decrease in fair value when the S&P 500 index increases. The variable annuity reinsurance derivative transactions resulted in realized gains of $76 million for the three months ended September 30, 2022, reflecting a net gain of $22 million, primarily from a decrease in the fair value of the GLB liabilities due to higher interest rates, partially offset by lower global equity markets and changes made to our valuation model relating to policyholder behavior, and a net realized gain of $54 million related to these other derivative instruments. The variable annuity reinsurance derivative transactions resulted in realized gains of $154 million for the nine months ended September 30, 2022, reflecting a net loss of $86 million, primarily from an increase in the fair value of the GLB liabilities due to lower global equity markets and changes to our valuation model relating to policyholder behavior, partially offset by higher interest rates, and a net realized gain of $240 million related to these other derivative instruments.

For the three months ended September 30, 2021, the variable annuity reinsurance derivative transactions resulted in realized losses of $63 million, reflecting a net loss of $59 million, primarily from an increase in the fair value of the GLB liabilities due to underperformance in certain equity markets, partially offset by an increase in interest rates, and a net realized loss of $4 million related to these other derivatives. For the nine months ended September 30, 2021, the variable annuity reinsurance derivative transactions resulted in net realized gains of $140 million reflecting a net gain of $252 million, principally related to a decrease in the fair value of the GLB liabilities due to higher interest rates and higher global equity markets, partially offset by a net realized loss of $112 million related to these other derivatives.

Effective Income Tax Rate
Our effective tax rate (ETR) reflects a mix of income or losses in jurisdictions with a wide range of tax rates, permanent differences between GAAP and local tax laws, and the impact of discrete items. A change in the geographic mix of earnings could impact our ETR.

For the three and nine months ended September 30, 2022 our ETR was 24.6 percent and 18.6 percent, respectively. This compares to an ETR of 10.7 percent and 12.0 percent for the three and nine months ended September 30, 2021, respectively. The ETR for each period in 2022 was impacted by the acquisition of Cigna's business in Asia, our mix of earnings among various jurisdictions, and discrete tax benefits.

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
Three Months Ended
September 30, 2022
(in millions of U.S. dollars except for ratios)
Numerator
Losses and loss expenses	A	$3,036	$857	$1,444	$1,441	$311	$74	$7,163
Catastrophe losses and related adjustments
Catastrophe losses, net of related adjustments		(598)	(274)	(31)	(98)	(157)	—	(1,158)
Reinstatement premiums collected (expensed) on catastrophe losses		—	—	—	—	55	—	55
Catastrophe losses, gross of related adjustments		(598)	(274)	(31)	(98)	(212)	—	(1,213)
PPD and related adjustments
PPD, net of related adjustments - favorable (unfavorable)		166	133	(9)	5	—	(73)	222
Net premiums earned adjustments on PPD - unfavorable (favorable)		80	—	—	—	—	—	80
Expense adjustments - unfavorable (favorable)		(1)	—	—	—	—	—	(1)
PPD, gross of related adjustments - favorable (unfavorable)		245	133	(9)	5	—	(73)	301
CAY loss and loss expense ex CATs	B	$2,683	$716	$1,404	$1,348	$99	$1	$6,251
Policy acquisition costs and administrative expenses
Policy acquisition costs and administrative expenses	C	$855	$345	$71	$984	$67	$91	$2,413
Expense adjustments - favorable (unfavorable)		1	—	—	—	—	—	1
Policy acquisition costs and administrative expenses, adjusted	D	$856	$345	$71	$984	$67	$91	$2,414
Denominator
Net premiums earned	E	$4,283	$1,334	$1,673	$2,741	$255		$10,286
Reinstatement premiums (collected) expensed on catastrophe losses		—	—	—	—	(55)		(55)
Net premiums earned adjustments on PPD - unfavorable (favorable)		80	—	—	—	—		80
Net premiums earned excluding adjustments	F	$4,363	$1,334	$1,673	$2,741	$200		$10,311
P&C Combined ratio
Loss and loss expense ratio	A/E	70.9%	64.2%	86.3%	52.6%	122.1%		69.6%
Policy acquisition cost and administrative expense ratio	C/E	20.0%	25.9%	4.3%	35.9%	26.3%		23.5%
P&C Combined ratio		90.9%	90.1%	90.6%	88.5%	148.4%		93.1%
CAY P&C Combined ratio ex CATs
Loss and loss expense ratio, adjusted	B/F	61.5%	53.6%	84.0%	49.2%	49.6%		60.6%
Policy acquisition cost and administrative expense ratio, adjusted	D/F	19.6%	25.9%	4.2%	35.9%	33.4%		23.4%
CAY P&C Combined ratio ex CATs		81.1%	79.5%	88.2%	85.1%	83.0%		84.0%
Combined ratio
Combined ratio								92.9%
Add: impact of gains and losses on crop derivatives								0.2%
P&C Combined ratio								93.1%
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
Three Months Ended
September 30, 2021
(in millions of U.S. dollars except for ratios)
Numerator
Losses and loss expenses	A	$2,754	$846	$1,138	$1,487	$192	$43	$6,460
Catastrophe losses and related adjustments
Catastrophe losses, net of related adjustments		(472)	(397)	(8)	(188)	(81)	—	(1,146)
Reinstatement premiums collected (expensed) on catastrophe losses		—	—	—	—	12	—	12
Catastrophe losses, gross of related adjustments		(472)	(397)	(8)	(188)	(93)	—	(1,158)
PPD and related adjustments
PPD, net of related adjustments - favorable (unfavorable)		157	182	(7)	28	4	(43)	321
Net premiums earned adjustments on PPD - unfavorable (favorable)		56	—	—	—	—	—	56
Expense adjustments - unfavorable (favorable)		3	—	—	—	—	—	3
PPD reinstatement premiums - unfavorable (favorable)		—	(2)	—	—	3	—	1
PPD, gross of related adjustments - favorable (unfavorable)		216	180	(7)	28	7	(43)	381
CAY loss and loss expense ex CATs	B	$2,498	$629	$1,123	$1,327	$106	$—	$5,683
Policy acquisition costs and administrative expenses
Policy acquisition costs and administrative expenses	C	$810	$327	$65	$969	$64	$99	$2,334
Expense adjustments - favorable (unfavorable)		(3)	—	—	—	—	—	(3)
Policy acquisition costs and administrative expenses, adjusted	D	$807	$327	$65	$969	$64	$99	$2,331
Denominator
Net premiums earned	E	$3,954	$1,244	$1,338	$2,664	$211		$9,411
Reinstatement premiums (collected) expensed on catastrophe losses		—	—	—	—	(12)		(12)
Net premiums earned adjustments on PPD - unfavorable (favorable)		56	—	—	—	—		56
PPD reinstatement premiums - unfavorable (favorable)		—	(2)	—	—	3		1
Net premiums earned excluding adjustments	F	$4,010	$1,242	$1,338	$2,664	$202		$9,456
P&C Combined ratio
Loss and loss expense ratio	A/E	69.7%	68.0%	85.0%	55.8%	91.2%		68.6%
Policy acquisition cost and administrative expense ratio	C/E	20.4%	26.3%	4.9%	36.4%	30.2%		24.8%
P&C Combined ratio		90.1%	94.3%	89.9%	92.2%	121.4%		93.4%
CAY P&C Combined ratio ex CATs
Loss and loss expense ratio, adjusted	B/F	62.3%	50.7%	84.0%	49.8%	52.0%		60.1%
Policy acquisition cost and administrative expense ratio, adjusted	D/F	20.1%	26.3%	4.9%	36.4%	31.5%		24.7%
CAY P&C Combined ratio ex CATs		82.4%	77.0%	88.9%	86.2%	83.5%		84.8%
Combined ratio
Combined ratio								93.3%
Add: impact of gains and losses on crop derivatives								0.1
P&C Combined ratio								93.4%
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
Nine Months Ended
September 30, 2022
(in millions of U.S. dollars except for ratios)
Numerator
Losses and loss expenses	A	$7,979	$2,343	$1,830	$4,054	$565	$275	$17,046
Catastrophe losses and related adjustments
Catastrophe losses, net of related adjustments		(803)	(469)	(52)	(298)	(160)	—	(1,782)
Reinstatement premiums collected (expensed) on catastrophe losses		—	—	—	—	55	—	55
Catastrophe losses, gross of related adjustments		(803)	(469)	(52)	(298)	(215)	—	(1,837)
PPD and related adjustments
PPD, net of related adjustments - favorable (unfavorable)		561	187	17	238	(22)	(272)	709
Net premiums earned adjustments on PPD - unfavorable (favorable)		83	—	159	—	—	—	242
Expense adjustments - unfavorable (favorable)		4	—	(1)	—	—	—	3
PPD reinstatement premiums - unfavorable (favorable)		—	—	—	—	(2)	—	(2)
PPD, gross of related adjustments - favorable (unfavorable)		648	187	175	238	(24)	(272)	952
CAY loss and loss expense ex CATs	B	$7,824	$2,061	$1,953	$3,994	$326	$3	$16,161
Policy acquisition costs and administrative expenses
Policy acquisition costs and administrative expenses	C	$2,515	$1,005	$115	$2,907	$205	$264	$7,011
Expense adjustments - favorable (unfavorable)		(4)	—	1	—	—	—	(3)
Policy acquisition costs and administrative expenses, adjusted	D	$2,511	$1,005	$116	$2,907	$205	$264	$7,008
Denominator
Net premiums earned	E	$12,645	$3,852	$2,217	$8,065	$712		$27,491
Reinstatement premiums (collected) expensed on catastrophe losses		—	—	—	—	(55)		(55)
Net premiums earned adjustments on PPD - unfavorable (favorable)		83	—	159	—	—		242
PPD reinstatement premiums - unfavorable (favorable)		—	—	—	—	(2)		(2)
Net premiums earned excluding adjustments	F	$12,728	$3,852	$2,376	$8,065	$655		$27,676
P&C Combined ratio
Loss and loss expense ratio	A/E	63.1%	60.8%	82.5%	50.3%	79.4%		62.0%
Policy acquisition cost and administrative expense ratio	C/E	19.9%	26.1%	5.3%	36.0%	28.8%		25.5%
P&C Combined ratio		83.0%	86.9%	87.8%	86.3%	108.2%		87.5%
CAY P&C Combined ratio ex CATs
Loss and loss expense ratio, adjusted	B/F	61.5%	53.5%	82.2%	49.5%	49.8%		58.4%
Policy acquisition cost and administrative expense ratio, adjusted	D/F	19.7%	26.1%	4.9%	36.1%	31.2%		25.3%
CAY P&C Combined ratio ex CATs		81.2%	79.6%	87.1%	85.6%	81.0%		83.7%
Combined ratio
Combined ratio								87.5%
Add: impact of gains and losses on crop derivatives								—%
P&C Combined ratio								87.5%
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

Amortization of Purchased Intangibles and Other Amortization
Amortization expense related to purchased intangibles was $69 million and $211 million for the three and nine months ended September 30, 2022, respectively, compared with $71 million and $216 million for the prior year periods, respectively. The respective increases principally relate to purchased intangibles from the acquisition of Cigna's business in Asia. Refer to Note 7 to the Consolidated Financial Statements for more information on the expected pre-tax amortization expense (benefit) of purchased intangibles, at current foreign currency exchange rates, for the fourth quarter of 2022 and for the next five years.

Reduction of deferred tax liability associated with Other intangible assets
At September 30, 2022, the deferred tax liability associated with Other intangible assets (excluding the fair value adjustment on Unpaid losses and loss expense) was $1,206 million.

The following table presents, as of September 30, 2022, the expected reduction to the deferred tax liability associated with the amortization of Other intangible assets, at current foreign exchange rates, for the fourth quarter of 2022 and for the next five years:

For the Years Ending December 31 (in millions of U.S. dollars)	Reduction to deferred tax liability associated with other intangibles
Fourth quarter of 2022	$17
2023	61
2024	56
2025	53
2026	49
2027	46
Total	$282

Amortization of the fair value adjustment on acquired invested assets and assumed long-term debt
The following table presents, as of September 30, 2022, the expected amortization expense of the fair value adjustment on acquired invested assets related to the acquisition of Cigna's business in Asia and prior acquisitions, at current foreign currency exchange rates, and the expected amortization benefit from the fair value adjustment on assumed long-term debt related to the Chubb Corp acquisition for the fourth quarter of 2022 and for the next five years:

	Amortization (expense) benefit of the fair value adjustment on
For the Years Ending December 31 (in millions of U.S. dollars)	Acquired Cigna invested assets	Other acquired invested assets	Total invested assets (1)	Assumed long-term debt (2)
Fourth quarter of 2022	$6	$(14)	$(8)	$6
2023	35	(50)	(15)	21
2024	32	(13)	19	21
2025	30	—	30	21
2026	28	—	28	21
2027	27	—	27	21
Total	$158	$(77)	$81	$111
(1)Recorded as an increase (reduction) to Net investment income in the Consolidated statements of operations.
(2)Recorded as a reduction to Interest expense in the Consolidated statements of operations.

The estimate of amortization expense of the fair value adjustment on acquired invested assets could vary based on current market conditions, bond calls, overall duration of the acquired investment portfolio, and foreign exchange.

Net Investment Income

	Three Months Ended September 30		Nine Months Ended September 30
(in millions of U.S. dollars)	2022	2021	2022	2021
Fixed maturities (1)	$932	$804	$2,584	$2,480
Short-term investments	25	9	49	26
Other interest income	14	3	21	8
Equity securities	21	40	93	117
Other investments	32	56	78	122
Gross investment income (1)	1,024	912	2,825	2,753
Investment expenses	(45)	(46)	(136)	(140)
Net investment income (1)	$979	$866	$2,689	$2,613
(1) Includes amortization expense related to fair value adjustment of acquired invested assets related to the Chubb Corp acquisition	$(6)	$(19)	$(36)	$(67)

Net investment income is influenced by a number of factors including the amounts and timing of inward and outward cash flows, the level of interest rates, and changes in overall asset allocation. Net investment income increased 13.1 percent and 2.9 percent for the three and nine months ended September 30, 2022, respectively, primarily due to higher reinvestment rates on fixed maturities.

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

	Three Months Ended September 30		Nine Months Ended September 30
(in millions of U.S. dollars)	2022	2021	2022	2021
Total mark-to-market gain (loss) on private equity, pre-tax	$(232)	$713	$(52)	$1,887

Investments
Our investment portfolio is invested primarily in publicly traded, investment grade, fixed income securities with an average credit quality of A/A as rated by the independent investment rating services Standard and Poor’s (S&P)/Moody’s Investors Service (Moody’s) at September 30, 2022. The portfolio is externally managed by independent, professional investment managers and is broadly diversified across geographies, sectors, and issuers. Other investments principally comprise direct investments, investment funds, and limited partnerships. We hold no collateralized debt obligations in our investment portfolio, and we provide no credit default protection. We have long-standing global credit limits for our entire portfolio across the organization. Exposures are aggregated, monitored, and actively managed by our Global Credit Committee, comprising senior executives, including our Chief Financial Officer, our Chief Risk Officer, our Chief Investment Officer, and our Treasurer. We also have well-established, strict contractual investment rules requiring managers to maintain highly diversified exposures to individual issuers and closely monitor investment manager compliance with portfolio guidelines.

The average duration of our fixed income securities, including the effect of options and swaps, was 4.5 years and 4.1 years at September 30, 2022 and December 31, 2021, respectively. We estimate that a 100 basis point (bps) increase in interest rates would reduce the valuation of our fixed income portfolio by approximately $4.4 billion at September 30, 2022. The following table shows the fair value and cost/amortized cost, net of valuation allowance, of our invested assets:

	September 30, 2022		December 31, 2021
(in millions of U.S. dollars)	Fair Value	Cost/ Amortized Cost, Net	Fair Value	Cost/ Amortized Cost, Net
Fixed maturities available for sale	$83,741	$93,169	$93,108	$90,479
Fixed maturities held to maturity	8,491	8,976	10,647	10,118
Short-term investments	4,534	4,536	3,146	3,147
Fixed income securities	96,766	106,681	106,901	103,744
Equity securities	844	844	4,782	4,782
Other investments	13,645	13,645	11,169	11,169
Total investments	$111,255	$121,170	$122,852	$119,695

The fair value of our total investments decreased $11.6 billion during the nine months ended September 30, 2022 due to unrealized losses on fixed maturities, sales of equity securities, and share repurchases, partially offset by strong operating cash flows.

The following tables present the fair value of our fixed income securities at September 30, 2022 and December 31, 2021. The first table lists investments according to type and second according to S&P credit rating:

	September 30, 2022		December 31, 2021
(in millions of U.S. dollars, except for percentages)	Fair Value	% of Total	Fair Value	% of Total
U.S. Treasury / Agency	$3,785	4%	$3,458	3%
Corporate and asset-backed securities	37,965	39%	41,264	39%
Mortgage-backed securities	17,673	18%	22,292	21%
Municipal	7,670	8%	9,650	9%
Non-U.S.	25,139	26%	27,091	25%
Short-term investments	4,534	5%	3,146	3%
Total	$96,766	100%	$106,901	100%
AAA	$14,715	15%	$15,364	14%
AA	30,778	32%	35,179	33%
A	17,916	18%	20,171	19%
BBB	16,067	17%	17,362	16%
BB	8,621	9%	9,084	8%
B	8,265	9%	9,202	9%
Other	404	—%	539	1%
Total	$96,766	100%	$106,901	100%

Corporate and asset-backed securities
The following table presents our 10 largest global exposures to corporate bonds by fair value at September 30, 2022:

(in millions of U.S. dollars)	Fair Value
Bank of America Corp	$713
JP Morgan Chase & Co	590
Morgan Stanley	587
Wells Fargo & Co	531
Citigroup Inc	482
Goldman Sachs Group Inc	458
Verizon Communications Inc	418
Comcast Corp	353
HSBC Holdings Plc	330
AT&T Inc	328

Mortgage-backed securities
The following table shows the fair value and amortized cost, net of valuation allowance, of our mortgage-backed securities:

	S&P Credit Rating					Fair Value	Amortized Cost, Net
September 30, 2022 (in millions of U.S. dollars)	AAA	AA	A	BBB	BB and below	Total	Total
Agency residential mortgage-backed securities (RMBS)	$8	$14,233	$—	$—	$—	$14,241	$16,227
Non-agency RMBS	483	42	57	38	5	625	712
Commercial mortgage-backed securities	2,439	215	141	9	3	2,807	3,033
Total mortgage-backed securities	$2,930	$14,490	$198	$47	$8	$17,673	$19,972

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
The following table summarizes the fair value and amortized cost, net of valuation allowance, of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. government securities at September 30, 2022:

(in millions of U.S. dollars)	Fair Value	Amortized Cost, Net
Republic of Korea	$1,416	$1,504
Canada	864	925
Taiwan	804	834
Federative Republic of Brazil	581	598
Province of Ontario	535	576
United Mexican States	486	533
Kingdom of Thailand	415	446
Province of Quebec	377	401
Commonwealth of Australia	365	429
Socialist Republic of Vietnam	357	341
Other Non-U.S. Government Securities	4,532	5,093
Total	$10,732	$11,680

The following table summarizes the fair value and amortized cost, net of valuation allowance, of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. corporate securities at September 30, 2022:

(in millions of U.S. dollars)	Fair Value	Amortized Cost, Net
United Kingdom	$2,029	$2,295
Canada	1,747	1,922
South Korea	1,106	1,151
France	1,060	1,179
United States (1)	1,022	1,184
Australia	848	948
Japan	707	773
Switzerland	496	571
Netherlands	474	530
Germany	443	510
Other Non-U.S. Corporate Securities	4,475	5,004
Total	$14,407	$16,067
(1)     The countries that are listed in the non-U.S. corporate fixed income portfolio above represent the ultimate parent company's country of risk. Non-U.S. corporate securities could be issued by foreign subsidiaries of U.S. corporations.

Below-investment grade corporate fixed income portfolio
Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss from default by the borrower is greater with below-investment grade securities. Below-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than investment grade issuers. At September 30, 2022, our corporate fixed income investment portfolio included below-investment grade and non-rated securities which, in total, comprised approximately 16 percent of our fixed income portfolio. Our below-investment grade and non-rated portfolio includes 1,763 issuers, with the greatest single exposure being $146 million.

We manage high-yield bonds as a distinct and separate asset class from investment grade bonds. The allocation to high-yield bonds is explicitly set by internal management and is targeted to securities in the upper tier of credit quality (BB/B). Our minimum rating for initial purchase is BB/B. Sixteen external investment managers are responsible for high-yield security selection and portfolio construction. Our high-yield managers have a conservative approach to credit selection and very low historical default experience. Holdings are highly diversified across industries and generally subject to a 1.5 percent issuer limit as a percentage of high-yield allocation. We monitor position limits daily through an internal compliance system. Derivative and structured securities (e.g., credit default swaps and collateralized debt obligations) are not permitted in the high-yield portfolio.

Critical Accounting Estimates
As of September 30, 2022, there were no material changes to our critical accounting estimates. For a full discussion of our critical accounting estimates, refer to Item 7 in our 2021 Form 10-K.

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

The following table presents a roll-forward of our unpaid losses and loss expenses:

(in millions of U.S. dollars)	Gross Losses	Reinsurance Recoverable (1)	Net Losses
Balance at December 31, 2021	$72,943	$16,184	$56,759
Losses and loss expenses incurred	22,857	5,383	17,474
Losses and loss expenses paid	(18,015)	(3,694)	(14,321)
Other (including foreign exchange translation)	(1,793)	(493)	(1,300)
Balance at September 30, 2022	$75,992	$17,380	$58,612
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

Asbestos and Environmental (A&E)
During the three months ended September 30, 2022, we increased environmental net loss reserves for Brandywine managed operations by $52 million. A&E reserves are included in Corporate. Refer to our 2021 Form 10-K for further information on our A&E exposures.

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

Catastrophe Management
We actively monitor and manage our catastrophe risk accumulation around the world from natural perils, including setting risk limits based on probable maximum loss (PML) and purchasing catastrophe reinsurance, to ensure sufficient liquidity and capital to meet the expectations of regulators, rating agencies, and policyholders, and to provide shareholders with an appropriate risk-adjusted return. Chubb uses internal and external data together with sophisticated, analytical catastrophe loss and risk modeling techniques to ensure an appropriate understanding of risk, including diversification and correlation effects, across different product lines and territories. The table below presents our modeled pre-tax estimates of natural catastrophe PML, net of reinsurance, at September 30, 2022, and does not represent our expected catastrophe losses for any one year.

	Modeled Net Probable Maximum Loss (PML) Pre-tax
	Worldwide (1)		U.S. Hurricane (2)		California Earthquake (3)
	Annual Aggregate		Annual Aggregate		Single Occurrence
(in millions of U.S. dollars, except for percentages)	Chubb	% of Total Shareholders’ Equity	Chubb	% of Total Shareholders’ Equity	Chubb	% of Total Shareholders’ Equity
1-in-10	$2,142	4.5%	$1,098	2.3%	$146	0.3%
1-in-100	$4,521	9.5%	$2,869	6.0%	$1,320	2.8%
1-in-250	$7,506	15.8%	$5,439	11.4%	$1,517	3.2%
(1)    Worldwide aggregate is comprised of losses arising from tropical cyclones, convective storms, earthquakes, and U.S. wildfires and inland floods, and excludes "non-modeled" perils such as man-made and other catastrophe risks including pandemic.
(2)    U.S. hurricane losses include losses from wind and storm-surge and exclude rainfall.
(3)    California earthquakes include the fire-following sub-peril.

The PML for worldwide and key U.S. peril regions are based on our in-force portfolio at July 1, 2022, and reflect the April 1, 2022, reinsurance program (see Global Property Catastrophe Reinsurance Program section) as well as inuring reinsurance protection coverages. These estimates assume that reinsurance recoverable is fully collectible.

According to the model, for the 1-in-100 return period scenario, there is a one percent chance that our pre-tax annual aggregate losses incurred in any year from U.S. hurricane events could be in excess of $2,869 million (or 6.0 percent of our total shareholders’ equity at September 30, 2022). Effective December 31, 2021, our worldwide PMLs include losses from U.S. wildfire and U.S. inland flood.

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
•There is no universal standard in the preparation of insured data for use in the models, the running of the modeling software, and interpretation of loss output. These loss estimates do not represent our potential maximum exposures and it is highly likely that our actual incurred losses would vary materially from the modeled estimates;
•The potential effects of climate change add to modeling complexity; and
•Changing climate conditions could impact our exposure to natural catastrophe risks. Published studies by leading government, academic, and professional organizations combined with extensive research by Chubb climate scientists reveal the potential for increases in the frequency and severity of key natural perils such as tropical cyclones, inland flood, and wildfire. To understand the potential impacts on the Chubb portfolio, we have conducted stress tests on our peak exposure zone, namely in the U.S., using parameters outlined by the Intergovernmental Panel on Climate Change (IPCC) Climate Change 2021 report. These parameters consider the impacts of climate change and the resulting climate peril impacts over a timescale relevant to our business. The tests are conducted by adjusting our baseline view of risk for the perils of hurricane, inland flood, and wildfire in the U.S. to reflect increases in frequency and severity across the modeled domains for each of these perils. Based on these tests against the Chubb portfolio we do not expect material impacts to our baseline PMLs from climate change through December 31, 2022. These tests reflect current exposures only and exclude potentially mitigating factors such as changes to building codes, public or private risk mitigation, regulation, and public policy.

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

Chubb renewed its Global Property Catastrophe Reinsurance Program for our North American and International operations effective April 1, 2022, through March 31, 2023, with no material changes in coverage from the expiring program. The program consists of three layers in excess of losses retained by Chubb on a per occurrence basis. In addition, Chubb renewed its terrorism coverage (excluding nuclear, biological, chemical and radiation coverage, with an inclusion of coverage for biological and chemical coverage for personal lines) for the United States from April 1, 2022, through March 31, 2023, with the same limits and retention and percentage placed except that the majority of terrorism coverage is on an aggregate basis above our retentions without a reinstatement.

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

Capital Resources
Capital resources consist of funds deployed or available to be deployed to support our business operations.

	September 30	December 31
(in millions of U.S. dollars, except for ratios)	2022	2021
Short-term debt	$1,475	$999
Long-term debt	14,044	15,169
Total financial debt	15,519	16,168
Trust preferred securities	308	308
Total shareholders’ equity	47,639	59,714
Total capitalization	$63,466	$76,190
Ratio of financial debt to total capitalization	24.5%	21.2%
Ratio of financial debt plus trust preferred securities to total capitalization	25.0%	21.6%

The ratios of financial debt to total capitalization in the table above are higher at September 30, 2022 compared to December 31, 2021 from the decline in shareholders' equity, principally reflecting net unrealized depreciation on investments in the current period compared to net unrealized appreciation in 2021.

Repurchase agreements are excluded from the table above and are disclosed separately from short-term debt in the Consolidated balance sheets. The repurchase agreements are collateralized borrowings where we maintain the right and ability to redeem the collateral on short notice, unlike short-term debt which comprises the current maturities of our long-term debt instruments.

For the nine months ended September 30, 2022, we repurchased $2.8 billion of Common Shares in a series of open market transactions under the Board of Directors (Board) share repurchase authorization. At September 30, 2022, there were 31,356,130 Common Shares in treasury with a weighted-average cost of $158.76 per share, and $1.8 billion in share repurchase authorization remained through June 30, 2023.

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

The following table represents dividends paid per Common Share to shareholders of record on each of the following dates:

Shareholders of record as of:	Dividends paid as of:
December 17, 2021	January 7, 2022	$0.80 (CHF 0.74)
March 18, 2022	April 8, 2022	$0.80 (CHF 0.74)
June 17, 2022	July 8, 2022	$0.83 (CHF 0.80)
September 16, 2022	October 7, 2022	$0.83 (CHF 0.78)

Liquidity
We anticipate that positive cash flows from operations (underwriting activities and investment income) should be sufficient to cover cash outflows under most loss scenarios for the near term. In addition to cash from operations, routine sales of investments, and financing arrangements, we have agreements with a third-party bank provider which implemented two international multi-currency notional cash pooling programs to enhance cash management efficiency during periods of short-term timing mismatches between expected inflows and outflows of cash by currency. The programs allow us to optimize investment income by avoiding portfolio disruption. Should the need arise, we generally have access to capital markets and to credit facilities with letter of credit capacity of $3.7 billion with a sub-limit of $2.0 billion for revolving credit. At September 30, 2022, our usage under these facilities was $1.4 billion in letters of credit. Our access to credit under these facilities is dependent on the ability of the banks that are a party to the facilities to meet their funding commitments. The facilities require that we maintain certain financial covenants, all of which we met at September 30, 2022. Should the existing credit providers on these facilities experience financial difficulty, we may be required to replace credit sources, possibly in a difficult market. If we cannot obtain adequate capital or sources of credit on favorable terms, on a timely basis, or at all, our business, operating results, and financial condition could be adversely affected. To date, we have not experienced difficulty accessing our credit facilities.

In October 2022, Chubb entered into a new group syndicated credit facility through 2027 with capacity of $3.0 billion. This facility consolidated our three existing syndicated facilities with capacity of $2.7 billion.

The payment of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction, as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies. During the nine months ended September 30, 2022, we were able to meet all our obligations, including the payments of dividends on our Common Shares, with our net cash flows.

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions as well as the subsidiary’s financial condition are paramount to the dividend decision. Chubb Limited received dividends of $6.8 billion and $3.1 billion from its Bermuda subsidiaries during the nine months ended September 30, 2022 and 2021, respectively. Chubb Limited received cash dividends of $32 million and $21 million and non-cash dividends of $348 million and $536 million from a Swiss subsidiary during the nine months ended September 30, 2022 and 2021, respectively.

The U.S. insurance subsidiaries of Chubb INA Holdings Inc. (Chubb INA) may pay dividends, without prior regulatory approval, subject to restrictions set out in state law of the subsidiary’s domicile (or, if applicable, commercial domicile). Chubb INA’s international subsidiaries are also subject to insurance laws and regulations particular to the countries in which the subsidiaries operate. These laws and regulations sometimes include restrictions that limit the amount of dividends payable without prior approval of regulatory insurance authorities. Chubb Limited received no dividends from Chubb INA during the nine months ended September 30, 2022 and 2021. Debt issued by Chubb INA is serviced by statutorily permissible distributions by Chubb INA’s insurance subsidiaries to Chubb INA as well as other group resources. Chubb INA received $1.8 billion and $910 million from its subsidiaries during the nine months ended September 30, 2022 and 2021, respectively.

Cash Flows
Our sources of liquidity include cash from operations, routine sales of investments, and financing arrangements. The following is a discussion of our cash flows for the nine months ended September 30, 2022 and 2021.

Operating cash flows were $8.6 billion in the nine months ended September 30, 2022, compared to $8.5 billion in the prior year period.

Cash used for investing was $5.2 billion in the nine months ended September 30, 2022, compared to $3.8 billion in the prior year period. Cash used for investing in the current year was primarily due to cash paid for the purchase of Cigna's business in Asia of $5.0 billion, which is net of cash acquired of $366 million. There were net sales, principally in equities securities and fixed maturities of $1.9 billion, in part to fund the acquisition of Cigna's business in Asia, compared to net purchases of $2.3 billion in the prior year. In addition, the current year included higher private equity contributions, net of distributions received, of $1.5 billion compared to $981 million in the prior year.

Cash used for financing was $2.7 billion in the nine months ended September 30, 2022, compared to $4.8 billion in the prior year period. This decrease of $2.1 billion reflects lower Common Shares repurchased of $1.2 billion and proceeds of $1.0 billion from repurchase agreements, which were used to finance a portion of the acquisition of Cigna's business in Asia. At September 30, 2022, there were $2.4 billion in repurchase agreements outstanding with various maturities over the next four months.

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

The following table presents the condensed balance sheets of Chubb Limited and Chubb INA Holdings Inc., after elimination of investment in any non-guarantor subsidiary:

	Chubb Limited (Parent Guarantor)		Chubb INA Holdings Inc. (Subsidiary Issuer)
	September 30	December 31	September 30	December 31
(in millions of U.S. dollars)	2022	2021	2022	2021
Assets
Investments	$1	$—	$137	$149
Cash	32	1	2	580
Due from parent guarantor/subsidiary issuer	2	2	897	348
Due from subsidiaries that are not issuers or guarantors	1,771	1,805	691	526
Other assets	10	16	2,317	1,667
Total assets	$1,816	$1,824	$4,044	$3,270
Liabilities
Due to parent guarantor/subsidiary issuer	$897	$348	$2	$2
Due to subsidiaries that are not issuers or guarantors	230	241	1,726	1,647
Affiliated notional cash pooling programs	345	8	593	—
Short-term debt	—	—	1,475	999
Long-term debt	—	—	14,044	15,169
Trust preferred securities	—	—	308	308
Other liabilities	387	363	2,101	1,803
Total liabilities	1,859	960	20,249	19,928
Total shareholders’ equity	(43)	864	(16,205)	(16,658)
Total liabilities and shareholders’ equity	$1,816	$1,824	$4,044	$3,270

The following table presents the condensed statements of operations and comprehensive income of Chubb Limited and Chubb INA Holdings Inc., excluding equity in earnings from non-guarantor subsidiaries:

Nine Months Ended September 30, 2022	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)
(in millions of U.S. dollars)
Net investment income (loss)	$3	$(3)
Net realized gains (losses)	4	321
Administrative expenses	80	(72)
Interest (income) expense	(41)	405
Other (income) expense	(34)	32
Cigna integration expenses	10	—
Income tax expense (benefit)	2	(23)
Net income (loss)	$(10)	$(24)
Comprehensive income (loss)	$(10)	$(65)

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

Effective April 1, 2022, Turkey was designated as a highly inflationary economy and therefore we changed the functional currency for our Turkish operations from the Turkish lira to the U.S. dollar. Our net assets denominated in the Turkish lira represented less than 0.1% of consolidated shareholders’ equity. Therefore, this change in the functional currency of our Turkish operations did not have a material impact on our financial condition or results of operations.

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

The tables below are estimates of the sensitivities to instantaneous changes in economic inputs (e.g., equity shock, interest rate shock etc.) at September 30, 2022, of the FVL and of the fair value of specific derivative instruments held (hedge value) to partially offset the risk in the variable annuity guarantee reinsurance portfolio. The following assumptions should be considered when using the below tables:

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

•The hedge sensitivity is from September 30, 2022, market levels and only applicable to the equity and interest rate sensitivities table below.

•The sensitivities do not scale linearly and may be proportionally greater for larger movements in the market factors. Actual sensitivity of our net income may differ from those disclosed in the tables below due to fluctuations in short-term market movements.

Sensitivities to equity and interest rate movements
(in millions of U.S. dollars)		Worldwide Equity Shock
Interest Rate Shock		+10%	Flat	-10%	-20%	-30%	-40%
+100 bps	(Increase)/decrease in FVL	$294	$200	$86	$(59)	$(232)	$(438)
	Increase/(decrease) in hedge value	(84)	—	84	169	253	338
	Increase/(decrease) in net income	$210	$200	$170	$110	$21	$(100)
Flat	(Increase)/decrease in FVL	$119	$—	$(144)	$(313)	$(513)	$(744)
	Increase/(decrease) in hedge value	(84)	—	84	169	253	338
	Increase/(decrease) in net income	$35	$—	$(60)	$(144)	$(260)	$(406)
-100 bps	(Increase)/decrease in FVL	$(103)	$(247)	$(415)	$(610)	$(834)	$(1,087)
	Increase/(decrease) in hedge value	(85)	—	84	169	253	338
	Increase/(decrease) in net income	$(188)	$(247)	$(331)	$(441)	$(581)	$(749)

Sensitivities to Other Economic Variables		AA-rated Credit Spreads		Interest Rate Volatility		Equity Volatility
(in millions of U.S. dollars)		+100 bps	-100 bps	+2%	-2%	+2%	-2%
(Increase)/decrease in FVL		$53	$(59)	$(1)	$1	$(14)	$13
Increase/(decrease) in net income		$53	$(59)	$(1)	$1	$(14)	$13

Variable Annuity Net Amount at Risk
All our VA reinsurance treaties include annual or aggregate claim limits and many include an aggregate deductible which limit the net amount at risk under these programs. The tables below present the net amount at risk at September 30, 2022, following an immediate change in equity market levels, assuming all global equity markets are impacted equally.

a) Reinsurance covering the GMDB risk only

	Equity Shock
(in millions of U.S. dollars)	+20%	Flat	-20%	-40%	-60%	-80%
GMDB net amount at risk	$359	$610	$784	$829	$743	$618
Claims at 100% immediate mortality	159	162	153	142	129	117

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

b) Reinsurance covering the GLB risk only

	Equity Shock
(in millions of U.S. dollars)	+20%	Flat	-20%	-40%	-60%	-80%
GLB net amount at risk	$1,186	$1,625	$2,272	$2,630	$2,980	$3,154

The treaty claim limits cause the net amount at risk to increase at a declining rate as equity markets fall.
c) Reinsurance covering both the GMDB and GLB risks on the same underlying policyholders

	Equity Shock
(in millions of U.S. dollars)	+20%	Flat	-20%	-40%	-60%	-80%
GMDB net amount at risk	$56	$66	$76	$85	$92	$98
GLB net amount at risk	477	584	704	821	920	922
Claims at 100% immediate mortality	33	33	33	33	33	33

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

ITEM 4. Controls and Procedures
Chubb’s management, with the participation of Chubb’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Chubb’s disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as of September 30, 2022. Based upon that evaluation, Chubb’s Chief Executive Officer and Chief Financial Officer concluded that Chubb’s disclosure controls and procedures are effective in allowing information required to be disclosed in reports filed under the Securities Exchange Act of 1934 to be recorded, processed, summarized, and reported within time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to Chubb’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
On July 1, 2022, we completed the acquisition of the life and non-life insurance companies that house the personal accident, supplemental health, and life insurance business of Cigna in six Asian markets. As of and for the three months ended September 30, 2022, Cigna's A&H and Life business in Asia represented approximately 6 percent of consolidated revenues, approximately 3 percent of pre-tax income, and approximately 5 percent of total assets. We currently exclude, and are in the process of working to incorporate, Cigna's A&H and Life business in Asia in our evaluation of internal controls over financial reporting, and related disclosure controls and procedures.
Other than the aforementioned acquisition, there have been no changes in Chubb's internal controls over financial reporting during the three months ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, Chubb's internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings
The information required with respect to this item is included in Note 8 h) to the Consolidated Financial Statements, which is hereby incorporated herein by reference.

ITEM 1A. Risk Factors
There have been no material changes to the risk factors described under "Risk Factors" under Item 1A of Part I of our 2021 Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

Issuer’s Repurchases of Equity Securities
The following table provides information with respect to purchases by Chubb of its Common Shares during the three months ended September 30, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
July 1 through July 31	1,715,842	$185.99	1,713,728	$2.18	billion
August 1 through August 31	1,393,391	$187.36	1,390,500	$1.92	billion
September 1 through September 30	578,345	$184.27	572,300	$1.82	billion
Total	3,687,578	$186.24	3,676,528
(1)This column represents open market share repurchases and the surrender to Chubb of Common Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and to cover the cost of the exercise of options by employees through stock swaps.
(2)The aggregate value of shares purchased in the three months ended September 30, 2022 as part of the publicly announced plan was $685 million. In May 2022, the Board authorized the repurchase of up to $2.5 billion of Chubb's Common Shares effective through June 30, 2023. Refer to Note 9 to the Consolidated Financial Statements for more information on the Chubb Limited securities repurchase authorization.

ITEM 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
3.1	Articles of Association of the Company, as amended and restated	8-K	3.1	August 9, 2022

3.2	Organizational Regulations of the Company, as amended	8-K	3.1	November 21, 2016

4.1	Articles of Association of the Company, as amended and restated	8-K	4.1	August 9, 2022

4.2	Organizational Regulations of the Company, as amended	8-K	3.1	November 21, 2016

10.1*	Aircraft Time Sharing Agreement, dated as of September 19, 2022, between Chubb INA Holdings Inc. and Evan G. Greenberg [certain information omitted]				X

22.1	Guaranteed Securities	10-K	22.1	February 24, 2022

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

101.1	The following financial information from Chubb Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in Inline XBRL:
	(i) Consolidated Balance Sheets at September 30, 2022, and December 31, 2021; (ii) Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2022 and 2021; (iii) Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2022 and 2021; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021; and (v) Notes to Consolidated Financial Statements				X

104.1	The Cover Page Interactive Data File formatted in Inline XBRL (The cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101.1)

* Management contract, compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHUBB LIMITED
(Registrant)

October 28, 2022	/s/ Evan G. Greenberg
Evan G. Greenberg
Chairman and Chief Executive Officer

October 28, 2022	/s/ Peter C. Enns
Peter C. Enns
Executive Vice President and Chief Financial Officer