Form 10-K
period 2022-12-31
Chubb Ltd
filed 2023-02-24
CIK 896159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Securities registered pursuant to Section 12(b) of the Act: See Exhibit 99.1
Securities registered pursuant to Section 12(g) of the Act: None

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of voting stock held by non-affiliates as of June 30, 2022 (the last business day of the registrant's most recently completed second fiscal quarter), was approximately $82 billion. For the purposes of this computation, shares held by directors and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

As of February 17, 2023, there were 413,506,316 Common Shares par value CHF 24.15 of the registrant outstanding.

Documents Incorporated by Reference
Certain portions of the registrant's definitive proxy statement relating to its 2023 Annual General Meeting of Shareholders are incorporated by reference into Part III of this report.

CHUBB LIMITED INDEX TO 10-K

PART I

ITEM 1. Business

General
Chubb Limited is the Swiss-incorporated holding company of the Chubb Group of Companies. Chubb Limited, which is headquartered in Zurich, Switzerland, and its direct and indirect subsidiaries (collectively, the Chubb Group of Companies, Chubb, we, us, or our) are a global insurance and reinsurance organization, serving the needs of a diverse group of clients worldwide. At December 31, 2022, we had total assets of $199 billion and shareholders’ equity of $51 billion. Chubb was incorporated in 1985 at which time it opened its first business office in Bermuda and continues to maintain operations in Bermuda. We have grown our business through increased premium volume, expansion of product offerings and geographic reach, and the acquisition of other companies, to become a global property and casualty (P&C) leader. We have also expanded our personal accident and supplemental health (A&H), and life insurance business with the acquisition of Cigna's business in several Asian markets. This complementary strategic acquisition on July 1, 2022 expands our presence and advances our long-term growth opportunity in Asia. On January 4, 2023, we increased our ownership interest in Huatai Insurance Group Co. Ltd (Huatai Group) from 47.3 percent to 64.2 percent. Refer to Note 2 to the Consolidated Financial Statements for additional information on our acquisitions.

With operations in 54 countries and territories, Chubb provides commercial and consumer P&C insurance, A&H, reinsurance, and life insurance to a diverse group of clients. We provide commercial insurance products and service offerings such as risk management programs, loss control, and engineering and complex claims management. We provide specialized insurance products ranging from Directors & Officers (D&O) and financial lines to various specialty-casualty and umbrella and excess casualty lines to niche areas such as aviation and energy. We also offer consumer lines insurance coverage including homeowners, automobile, valuables, umbrella liability, and recreational marine products. In addition, we supply A&H and life insurance to individuals in select countries.

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

Human Capital Management
Our employees are critical to our mission to protect the present and build a better future, by providing our customers with the security from risk that allows people and businesses to grow and prosper. To accomplish this mission, we seek to attract and retain the very best insurance professionals and to provide an inclusive and supportive culture that allows all of our employees to reach their full potential as we deliver insurance solutions and claims service for individuals, families and businesses of all sizes. Our highly collaborative, inclusive approach helps us drive better business outcomes. We track and report internally on key talent metrics including employee demographics, critical role succession planning, diversity data, and employee retention and engagement. This information is regularly reported to senior management as well as the Chubb Board of Directors. As of December 31, 2022, we employed approximately 34,000 people in 54 countries and territories around the world, including 47 percent in North America, 12 percent in Europe, Eurasia and Africa, 26 percent in Asia, and 15 percent in Latin America. While we have not been immune from voluntary turnover generally reflecting the highly competitive environment for talent, we believe we have effectively managed it through talent acquisition and retention actions. We believe that employee relations are good. The average age of our workforce is 41 years and the average tenure is 7.5 years.

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

We set goals and track progress on improving gender and racial diversity, particularly at the leadership levels and with early career program hires. We also look at the diversity rates in our hires and promotions and the diversity of our candidate interview slates for leadership roles. In 2022, there was year over year progress on gender and racial diversity at the leadership level, most notably on gender and racial diversity at our senior vice president and above levels, and we also improved the diversity of hiring into our development programs. We depend on our culture of leadership accountability to continue progress in diversity, equity and inclusion at Chubb.

In 2022 we continued to support our Business Roundtables (our employee affinity groups) and Regional Inclusion Councils, which promote dynamic networking across the business and engage hundreds of employees in constructive dialogue. These circles of support focus on employee onboarding, development and retention and help us build stronger relationships with, and gain deeper insights into, our varied customer and distribution partner communities. We also continued our leadership and involvement externally in the Black Insurance Industry Collective (BIIC), whose mission is to accelerate the advancement of Black professionals within the insurance industry and to increase representation of Black leaders at the executive level through leadership development, mentoring, sponsorships and networking within the industry. Other internal programs include Chubb Start, which supports the continuous professional development of women who are early in their careers; Chubb Signatures, a global and regional lecture series for successful senior women, diverse men and inclusion champions to share their unique backgrounds, experiences and hard-earned lessons in business; inclusive hiring practices and intentional inclusion training for managers to mitigate unconscious bias and to create greater awareness and proficiency in attracting and hiring diverse talent and building diverse teams.

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

In addition, in response to the increasingly competitive labor market, we have taken steps to retain key talent, with competitive compensation actions including long-term incentives and more development opportunities, and to deepen our talent acquisition efforts by adding more recruiters and enhancing our employee referral program. Globally, we promoted more than 6,100 employees and successfully recruited more than 6,900 new employees (including more than 450 into early career programs) to fill openings and to support our growth plans.

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

Segment Information
Chubb operates through six business segments: North America Commercial P&C Insurance, North America Personal P&C Insurance, North America Agricultural Insurance, Overseas General Insurance, Global Reinsurance, and Life Insurance. In 2022, consolidated net premiums earned (NPE) was $40.4 billion. Additional financial information about our segments is included in Note 15 to the Consolidated Financial Statements.

North America Commercial P&C Insurance (42 percent of 2022 Consolidated NPE)

Overview
The North America Commercial P&C Insurance segment comprises operations that provide P&C and A&H insurance and services to large, middle market, and small commercial businesses in the U.S., Canada, and Bermuda. This segment includes:
•Commercial Insurance (40 percent of this segment's 2022 NPE), which includes the retail division focused on middle market customers and small businesses
•Major Accounts (39 percent of this segment's 2022 NPE), the retail division focused on large institutional organizations and corporate companies
•Westchester (17 percent of this segment's 2022 NPE), our wholesale and specialty division
•Chubb Bermuda (4 percent of this segment’s 2022 NPE), our high excess retail division

Products and Distribution
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
•Small Commercial Insurance products and services offered include property and casualty lines of business, including a business owner policy which contains property and general liability; financial lines, including professional liability, management liability and cyber risk coverage; and other lines including workers’ compensation, automobile liability, and international coverages. Products are generally offered through a North American network of independent agents and brokers, as well as eTraditional, which are digital platforms where we electronically quote, bind, and issue for agents and brokers. An example of this is the Chubb Marketplace.

Major Accounts provides a broad array of commercial lines of products and services, including traditional and specialty P&C, risk management, and A&H products to large U.S. and Canadian-based institutional organizations and corporate companies. Major Accounts distributes its insurance products primarily through a limited number of retail brokers. In addition to using brokers, certain products are also distributed through general agents, independent agents, managing general agents (MGA), managing general underwriters, alliances, affinity groups, and direct marketing operations. Products and services offered include property, professional liability, cyber risk, excess casualty, workers’ compensation, general liability, automobile liability, commercial marine, surety, environmental, construction, medical risk, inland marine, A&H coverages, as well as claims and risk management products and services.

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
•Accident & Health (A&H) products are targeted to middle market, large corporate and affinity groups, and include employee benefit plans, occupational accident, student accident, and worldwide travel accident and global medical programs. With respect to products that include supplemental medical and hospital indemnity coverages, we typically pay fixed amounts for claims and are therefore insulated from rising healthcare costs. A&H also provides specialty consumer lines products, including credit card enhancement programs (identity theft, rental car collision damage waiver, trip travel, and purchase protection benefits).
•Financial Lines provides management liability and professional liability (D&O and E&O), transactional risk, and cyber risk products to public companies as well as to private and not for profit organizations.

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

Westchester is our wholesale and specialty division that serves the market for business risks that tend to be hard to place or not easily covered by traditional policies due to unique or complex exposures and provides specialty products for property, casualty, environmental, professional liability, inland marine, product recall, small business, binding and program coverages in the U.S. and Canada. Products are offered through the wholesale distribution channel.

Chubb Bermuda is our high excess retail division which provides commercial insurance products on an excess basis including excess liability, D&O, professional liability, property, and political risk, the latter being written by Sovereign Risk Insurance Ltd., a wholly-owned managing agent. Chubb Bermuda focuses on Fortune 1000 companies and targets risks that are generally low in frequency and high in severity. Products are offered primarily through the Bermuda offices of major, internationally recognized insurance brokers.

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

North America Personal P&C Insurance (13 percent of 2022 Consolidated NPE)

Overview
The North America Personal P&C Insurance segment includes the business written by Chubb Personal Risk Services division, which includes high net worth personal lines business, with operations in the U.S. and Canada. This segment provides affluent and high net worth individuals and families with homeowners, high value automobile and collector cars, valuable articles (including fine arts), personal and excess liability, travel insurance, cyber, and recreational marine insurance and services. Our homeowners business, including valuable articles, represented 69 percent of North America Personal P&C Insurance’s net premiums earned in 2022.

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

North America Agricultural Insurance (7 percent of 2022 Consolidated NPE)

Overview
The North America Agricultural Insurance segment comprises our U.S. and Canadian based businesses that provide a variety of coverages including crop insurance, primarily Multiple Peril Crop Insurance (MPCI) and crop-hail insurance through Rain and Hail Insurance Service, Inc. (Rain and Hail) as well as farm and ranch and specialty P&C commercial insurance products and services through our Chubb Agribusiness unit.

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

•Farm and Ranch Agribusiness offers an extensive line of coverages for farming operations from Hobby/Gentleman farms to complex corporate farms and equine services including personal use, boarding, and training. Coverages include farm and ranch structures, automobile and other vehicle coverages, and machinery and other equipment coverages.

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

Overseas General Insurance (27 percent of 2022 Consolidated NPE)

Overview
The Overseas General Insurance segment comprises Chubb International, our retail division, Chubb Global Markets (CGM), our wholesale division, and the international supplemental A&H business of Combined International Insurance. Chubb International comprises our international retail commercial P&C and corporate A&H traditional and specialty lines serving large corporations, middle market and small customers; consumer A&H and traditional and specialty personal lines business serving local territories outside the U.S., Bermuda, and Canada. CGM, our London-based international specialty and excess and surplus lines wholesale business, includes Lloyd's of London (Lloyd's) Syndicate 2488, a wholly-owned Chubb syndicate supported by funds at Lloyd’s provided by Chubb Corporate Members. Syndicate 2488 has an underwriting capacity of £630 million for the Lloyd’s 2023 account year. The syndicate is managed by Chubb’s Lloyd’s managing agency, Chubb Underwriting Agencies Limited. The Overseas General Insurance segment also includes the P&C related operations of our investment in China based Huatai Group.

Products and Distribution
Chubb International maintains a presence in every major insurance market in the world and is organized geographically along product lines as follows: Europe, Middle East and Africa, Asia Pacific, Japan, and Latin America. Products offered include commercial P&C and corporate A&H lines, including specialty coverages and services, and consumer lines, including A&H and personal lines insurance products. Chubb International's P&C business is generally written, on both a direct and assumed basis, through major international, regional, and local brokers and agents. Certain branded products are also offered via digital-commerce platforms, allowing agents and brokers to quote, bind, and issue policies at their convenience. Property insurance products include traditional commercial fire coverage, as well as energy industry-related, marine, construction, and other technical coverages. Principal casualty products are commercial primary and excess casualty, environmental, and general liability. A&H and other consumer lines products are distributed through brokers, agents, direct marketing programs, including thousands of telemarketers, and sponsor relationships. The A&H operations primarily offer personal accident and supplemental medical coverages including accidental death, business/holiday travel, specified disease, disability, medical and hospital indemnity, and income protection. We are not in the primary healthcare business. With respect to our supplemental medical and hospital indemnity products, we typically pay fixed amounts for claims and are therefore largely insulated from the direct impact of rising healthcare costs. Chubb International specialty coverages include D&O, professional indemnity, cyber, surety, aviation, political risk, and specialty personal lines products. Chubb International personal lines operations provide a wide range of consumer lines products to meet the needs of specific target markets around the world. Products include high net worth homes, traditional homeowners, automobile, and specialty products that cover smart phones, eyeglasses, and personal cyber risk.

As of December 31, 2022, Chubb International’s presence in China included its 47.3 percent ownership interest in Huatai Group. Huatai Group wholly owns Huatai Property & Casualty Insurance Co., Ltd. (Huatai P&C). Therefore, Chubb owned a 47.3 percent indirect ownership interest in Huatai P&C, which provides a range of commercial and personal P&C products in China, including property, professional liability, product liability, employer liability, business interruption, marine cargo, personal accident, and specialty risk. These products are marketed through a variety of distribution channels including over 200 licensed sales locations in 28 Chinese provinces. On January 4, 2023, we increased our ownership interest in Huatai Group to 64.2 percent. Refer to Note 2 to the Consolidated Financial Statements for additional information.

CGM offers products through its parallel distribution network via two legal entities, Chubb European Group SE (CEG) and Chubb Underwriting Agencies Limited, managing agent of Syndicate 2488. CGM uses the Syndicate to underwrite P&C business on a global basis through Lloyd's worldwide licenses. They also use CEG to underwrite similar classes, including in the U.S. where they are eligible to write excess and surplus lines business. Factors influencing the decision to place business with the Syndicate or CEG include licensing eligibilities and client/broker preference. CGM also has a presence outside London, in the U.S., Canada, Europe, Asia and Latin America, for certain specialty lines of business (political risk and trade credit as well as aviation) which are underwritten by local Chubb entities. All business underwritten by CGM is accessed through registered brokers. The main lines of business include aviation, property, energy, professional lines, marine, financial lines, political risk, and credit.

Combined International Insurance uses an international sales force to distribute a wide range of supplemental A&H products including personal accident, short-term disability, critical conditions and cancer aid, and hospital confinement/recovery. Most of these products are primarily fixed-indemnity obligations and are not subject directly to escalating medical cost inflation.

Competitive Environment
Chubb International's primary competitors include U.S.-based companies with global operations, as well as non-U.S. global carriers and indigenous companies in regional and local markets. For the A&H and personal lines businesses, locally based competitors also include financial institutions and bank owned insurance subsidiaries. Our international operations have the distinct advantage of being part of one of the few international insurance groups with a global network of licensed companies able to write policies on a locally admitted basis. Our international operations also have the advantage of selling products through a variety of distribution channels including partnerships with major international, regional, and local brokers and agents. Additionally, as noted above, certain branded products are also offered via digital-commerce platforms. The principal competitive factors that affect the international operations are underwriting expertise and pricing, relative operating efficiency, product differentiation, producer relations, and the quality of policyholder services. A competitive strength of our international operations is our global network and breadth of insurance programs, which assist individuals and business organizations to meet their risk management objectives, while also having a significant presence in all of the countries in which we operate, giving us the advantage of accessing local technical expertise and regulatory environments, understanding local markets and culture, accomplishing a spread of risk, and offering a global network to service multinational accounts.

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

Global Reinsurance (2 percent of 2022 Consolidated NPE)

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

Chubb Tempest Re Bermuda principally provides property catastrophe reinsurance to insurers of commercial and personal property. Property catastrophe reinsurance is on an occurrence or aggregate basis and protects a ceding company against an accumulation of losses covered by its issued insurance policies, arising from a common event or occurrence. Chubb Tempest Re Bermuda underwrites reinsurance principally on an excess of loss basis, meaning that its exposure only arises after the ceding company's accumulated losses have exceeded the attachment point of the reinsurance treaty. Chubb Tempest Re Bermuda also writes other types of reinsurance on a limited basis for some select clients.

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

Chubb Tempest Re Canada offers an array of traditional and specialty P&C reinsurance for the Canadian market, including but not limited to property, property catastrophe, casualty, surety, and crop-hail. Chubb Tempest Re Canada underwrites reinsurance on both a proportional and excess of loss basis.

Competitive Environment
The Global Reinsurance segment competes worldwide with major U.S. and non-U.S. reinsurers as well as reinsurance departments of numerous multi-line insurance organizations. In addition, capital markets participants have developed alternative capital sources intended to compete with traditional reinsurance. Government sponsored or backed catastrophe funds can also affect demand for reinsurance. Global Reinsurance is typically involved in the negotiation and quotation of the terms and conditions of the majority of the contracts in which it participates. Global Reinsurance competes effectively in P&C markets worldwide because of Chubb's strong capital position, analytical capabilities, experienced underwriting team and quality customer service. The key competitors in our markets vary by geographic region and product line. An advantage of our international platform is that we can change our mix of business in response to changes in competitive conditions in the territories in which we operate. Our geographic reach is also sought by multinational ceding companies since our offices, except for Bermuda, provide local reinsurance license capabilities which benefit our clients in dealing with country regulators.

Life Insurance (9 percent of 2022 Consolidated NPE)

Overview
The Life Insurance segment comprises our international life operations (Chubb Life), Chubb Tempest Life Re (Chubb Life Re), and the North American supplemental A&H and life business of Combined Insurance.

Products and Distribution
Chubb Life provides individual life and group benefit insurance primarily in Asia, including Hong Kong, Indonesia, South Korea, Taiwan, Thailand, Vietnam, and Myanmar. On July 1, 2022, we expanded our presence in Asia with the acquisition of Cigna’s A&H and life insurance operations. Predominantly writing a portfolio of personal accident and supplemental health insurance and term life, the operations are located in Korea, Taiwan, Hong Kong, New Zealand, and Indonesia. Chubb Life also provides coverage throughout Latin America; selectively in Europe; Egypt; and in China through our direct and indirect investments in Huatai Group, Huatai Life Insurance Co., Ltd. (Huatai Life) and Huatai Asset Management Co., Ltd.

Chubb Life offers a broad portfolio of protection and savings products including whole life, endowment plans, individual term life, group term life, medical and health, personal accident, credit life, universal life, Group Employee benefits, unit linked contracts, and credit protection insurance for automobile, motorcycle, and home loans. The policies written by Chubb Life generally provide funds to beneficiaries of insureds after death and/or protection and/or savings benefits while the contract owner is living. We earn income from both insurance contracts subject to mortality and morbidity risks and investment contracts not subject to insurance risks. Funds received from policyholders for investment contracts are not recorded as premium revenue, but rather as a policyholder deposits with an offsetting policy holder account balance liability on the balance sheet. We earn income on investment contracts from both net investment spreads on policy holder account balances and fees for management and administrative services. The size of policyholder account balances will primarily determine the amount of income generated from investment contracts. These investment contracts are an important component of production and are key to our efforts to grow our business. Chubb Life sells to consumers through a variety of distribution channels including captive and independent agencies, bancassurance, worksite marketing, retailers, brokers, telemarketing, mobilassurance, and direct to consumer marketing. We continue to expand Chubb Life with a focus on opportunities in international markets that we believe will result in sustainable operating profits and achieve target returns on invested capital. Our dedicated captive agency distribution channel, whereby agents sell Chubb Life products exclusively, enables us to maintain direct contact with the individual consumer, promote quality sales practices, and exercise greater control over the future of the business. We have developed a substantial sales force of agents principally located in our Asia-Pacific countries.

As of December 31, 2022, Chubb had a 57.7 percent direct and indirect ownership interest in Huatai Life, comprising a 20 percent direct ownership interest as well as a 37.7 percent indirect ownership interest through Huatai Group, the parent company of Huatai Life. Huatai Life commenced operations in 2005 and has since grown to become one of the larger life insurance foreign joint ventures in China. Huatai Life offers a broad portfolio of insurance products including whole life, universal life, medical and health, personal accident, and disability. These products are marketed through a variety of distribution channels including over 400 licensed sales locations in 20 Chinese provinces. We also have an indirect investment in Huatai Asset Management, a third-party investment management firm, through our direct ownership in Huatai Group. On January 4, 2023, we increased our direct and indirect ownership interest in Huatai Life to 71.1 percent, through our increased ownership in Huatai Group. Refer to Note 2 to the Consolidated Financial Statements for additional information.

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

Competitive Environment
Chubb Life's competition differs by location but generally includes multinational insurers, local insurers, joint ventures, and state-owned insurers. Chubb's financial strength and reputation as an entrepreneurial organization with a global presence gives Chubb Life a strong base from which to compete. While Chubb Life Re is not currently quoting on new opportunities in the variable annuity reinsurance marketplace, we continue to monitor developments in this market. Combined Insurance competes for A&H business in the U.S. against numerous A&H and life insurance companies across various industry segments.

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

Actuaries in each region work closely with the underwriting teams to provide additional expertise in the underwriting process. We use internal and external data together with sophisticated analytical, catastrophe loss and risk modeling techniques to ensure an appropriate understanding of risk, including diversification and correlation effects, across different product lines and territories. We recognize that climate changes and weather patterns, as well as inflationary forces, are integral to our underwriting process and we continually adjust our process to address these changes. This is intended to help ensure that exposures are priced appropriately and resulting losses are contained within our risk tolerance and appetite for individual product lines, businesses, and Chubb as a whole. Our use of such tools and data also reflects an understanding of their inherent limitations and uncertainties. We also purchase protection from third parties, including, but not limited to, reinsurance as a tool to diversify risk and limit the net loss potential of catastrophes and large or unusually hazardous risks. For additional information refer to "Risk Factors" under Item 1A, “Reinsurance Protection”, below, “Catastrophe Management” and “Global Property Catastrophe Reinsurance Program”, under Item 7, and Note 5 to the Consolidated Financial Statements, under Item 8.

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

Unpaid Losses and Loss Expenses
We establish reserves for unpaid losses and loss expenses, which are estimates of future payments on reported and unreported claims for losses and related expenses, with respect to insured events that have occurred. These reserves are recorded in Unpaid losses and loss expenses in the Consolidated balance sheets. The process of establishing loss and loss expense reserves for P&C claims can be complex and is subject to considerable uncertainty as it requires the use of informed estimates and judgments based on circumstances known at the date the loss is recognized. These estimates and judgments are based on numerous factors and may be revised as additional experience and other data become available and are reviewed, as new or improved methodologies are developed, or as laws change. Internal actuaries regularly analyze the levels of loss and loss expense reserves, taking into consideration factors that may impact the ultimate settlement value of the unpaid losses and loss expenses. These analyses could result in future changes in the estimates of loss and loss expense reserves or reinsurance recoverables and any such changes would be reflected in our results of operations in the period in which the estimates are changed. Losses and loss expenses are charged to income as incurred. The reserve for unpaid losses and loss expenses represents the estimated ultimate losses and loss expenses less paid losses and loss expenses, and comprises case reserves and incurred but not reported (IBNR) reserves. With the exception of certain structured settlements, for which the timing and amount of future claim payments are reliably determinable, and certain reserves for unsettled claims, our loss reserves are not discounted for the time value of money. The net undiscounted reserves related to structured settlements and certain reserves for unsettled claims are immaterial.

For each product line, management, after consultation with internal actuaries, develops a “best estimate” of the ultimate settlement value of the unpaid losses and loss expenses that it believes provides a reasonable estimate of the required reserve. We evaluate our estimates of reserves quarterly in light of developing information. While we are unable at this time to determine whether additional reserves may be necessary in the future, we believe that our reserves for unpaid losses and loss expenses are adequate at December 31, 2022. Future additions to reserves, if needed, could have a material adverse effect on our financial condition, results of operations, and cash flows. For additional information refer to “Critical Accounting Estimates – Unpaid losses and loss expenses”, under Item 7, and Note 7 to the Consolidated Financial Statements, under Item 8.

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

Group Supervision
The Pennsylvania Insurance Department (Department) is the group-wide supervisor for the Chubb Group of Companies. In consultation with other insurance regulatory bodies that oversee Chubb's insurance activities, the Department has convened the Chubb Supervisory College (College) bi-annually since 2012, with regulator-only interim Colleges held in intervening years since 2017. The most recent College was held in September 2022. During these meetings, the College reviewed extensive information about Chubb, without material adverse comment.

The following is an overview of regulations for our operations in Switzerland, the U.S., Bermuda, and other international locations.

Swiss Operations
The Swiss Financial Market Supervisory Authority (FINMA) has the discretion to supervise Chubb on a group-wide basis. However, FINMA acknowledges the Department's assumption of group supervision over us.

In 2008, we formed Chubb Insurance (Switzerland) Limited which offers property and casualty insurance to Swiss companies, A&H and personal lines insurance for individuals of Swiss companies, and reinsurance predominantly in continental Europe. We have also formed a reinsurance subsidiary named Chubb Reinsurance (Switzerland) Limited, which we operate as primarily a provider of reinsurance to Chubb entities. Both companies are licensed and governed by FINMA.

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

We are also required to file annually with the Department an enterprise risk report that identifies material risks within our system that could pose enterprise risk to our U.S. insurers, a disclosure report that identifies our corporate governance practices, a report reflecting our internal assessment of material risks associated with our current business plan and the sufficiency of our capital resources to support those risks, and a group capital calculation report that provides a baseline quantitative measure for group risks.

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

Government intervention continues in the insurance and reinsurance markets in relation to terrorism coverage in the U.S. (and through industry initiatives in other countries). The U.S. Terrorism Risk Insurance Act (TRIA), which was enacted in 2002 to ensure the availability of insurance coverage for certain types of terrorist acts in the U.S., has been extended under the Terrorism Risk Insurance Program Reauthorization Act of 2019 (TRIPRA) through December 31, 2027, and applies to certain of our operations.

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

Bermuda domiciled subsidiaries must prepare and file with the BMA, audited annual statutory financial statements and audited annual financial statements prepared in accordance with accounting principles generally accepted in the U.S. (GAAP), International Financial Reporting Standards (IFRS), or any such other generally accepted accounting principles as the BMA may recognize. The GAAP audited financial statements are made public by the BMA. The Insurance Act prescribes rules for the preparation and content of the statutory financial statements that require Bermuda domiciled subsidiaries to give detailed information and analyses regarding premiums, claims, reinsurance, and investments. In addition, each year, the Bermuda domiciled insurers are required to file with the BMA a capital and solvency return along with an annual statutory financial return. The prescribed form of capital and solvency return is comprised of the BMA’s risk-based capital model, termed the Bermuda Solvency Capital Requirement (BSCR) or an approved internal capital model in lieu thereof; a statutory economic balance sheet; the approved actuary’s opinion; and several prescribed schedules. The BSCR is a tool to assist the BMA both in measuring risk and in determining appropriate levels of capitalization. The BSCR employs a standard mathematical model that correlates the risk underwritten by Bermuda insurers to their capital. The BSCR framework applies a standard measurement format to the risk associated with an insurer's assets, liabilities, and premiums, including a formula to take into account catastrophe risk exposure.

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

Under the Insurance Act, Chubb's Bermuda domiciled subsidiaries are prohibited from declaring or paying any dividends of more than 25 percent of total statutory capital and surplus, as shown in its previous financial year statutory balance sheet, unless at least seven days before payment of the dividends, it files with the BMA an affidavit signed by at least two directors of the relevant Bermuda domiciled subsidiary (one of whom must be a director resident in Bermuda) and by the relevant Bermuda domiciled subsidiary’s principal representative, that it will continue to meet its required solvency margins. Furthermore, Bermuda domiciled subsidiaries may only declare and pay a dividend from retained earnings and a dividend or distribution from contributed surplus if it has no reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due, or if the realizable value of its assets would be less than the aggregate of its liabilities.

In addition, Chubb's Bermuda domiciled subsidiaries must obtain the BMA's prior approval before reducing total statutory capital, as shown in its previous financial year's financial statements, by 15 percent or more.

Other International Operations
The extent of insurance regulation varies significantly among the countries in which non-U.S. Chubb operations conduct business. While each country imposes licensing, solvency, auditing, and financial reporting requirements, such as the International Accounting Standard Board’s accounting standard for insurance contracts (IFRS 17), the type and extent of the requirements differ substantially. For example:
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

Chubb Group's Risk and Underwriting Committee (RUC) reports to and assists the Chief Executive Officer (CEO) in the oversight and review of the ERM framework which covers the processes and guidelines used to manage the entire landscape of insurance, financial, strategic, and operational risks. The RUC is chaired by Chubb Group’s Chief Risk Officer (Chair). The RUC meets at least twice a quarter, and is comprised of Chubb Group's most senior executives which, in addition to the Chair, includes the CEO, President and Chief Operating Officer, Chief Financial Officer, Chief Investment Officer, Chief Actuary, Chief Claims Officer, General Counsel, President – North America Insurance, President – Overseas General Insurance, Deputy Chief Risk Officer, and Chief Underwriting Officer.

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

Climate Change Risk Management

Chubb has a comprehensive, coordinated global environmental program that is embedded in all areas of the organization and its activities and performance are reported to the RUC and executive team. In January 2023, Chubb appointed a Global Climate Officer (GCO) as the senior executive responsible for overseeing the global environmental program. The GCO reports to both the CEO, who approves the goals and objectives of the environmental program, and Chubb's General Counsel. The GCO has executive management responsibility for Chubb's climate-related strategies, including business and policy initiatives and the execution of related underwriting and portfolio management processes.

The potential impacts of climate change on the insurance industry, including Chubb, are complex, myriad and will develop over a multi-year time horizon. These risks primarily include physical risks, and to a lesser extent transition risks and liability risks. Physical risks arise from direct weather–related events, such as floods, storms and wildfire and these risks may increase insurance claims.

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

Chubb regularly applies exclusions as part of its underwriting process, which depend on the specific conditions and circumstances of the risk being evaluated. Those exclusions may reflect environmental, social and governance (ESG) and climate-related considerations, such as restricted participation in certain industries, including mining and reclamation operations, oil refining, pipeline and related distribution operations, and chemical manufacturing and distribution. Chubb adopted a policy limiting underwriting in companies involved in thermal coal. Additionally, we continue to assess our investment in carbon–intensive industries and plans for transitioning to a lower–carbon economy. As part of this assessment, Chubb has pledged to not make new debt or equity investments in companies that generate more than 30 percent of revenues from thermal coal mining or energy production from coal. Chubb also closely follows emerging trends in climate litigation to assess potential risks to additional insurance products. In 2022, Chubb adopted a policy that it will no longer underwrite risks for projects involving direct mining or in-situ extraction and processing of bitumen from oil sands.

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

Chubb supports industries involved in mitigating climate risk, by offering solutions to Cleantech companies, the renewable energy sector, and for green building restoration by providing coverage for additional costs associated with repair or replacement to a “green” standard not covered by traditional property insurance policies. Additionally, in 2023, Chubb created a new global climate business unit which provides a full spectrum of insurance products and services to businesses engaging in developing or employing new technologies and processes that help reduce the dependence on carbon.

Tax Matters
Refer to “Risk Factors”, under Item 1A and Note 1 p) and Note 8 to the Consolidated Financial Statements, under Item 8.

Information about our Executive Officers

The following sets forth information regarding our executive officers as of February 24, 2023:

Name	Age	Position
Evan G. Greenberg	68	Chairman, Chief Executive Officer, and Director
John W. Keogh	58	President and Chief Operating Officer
Peter C. Enns	57	Executive Vice President and Chief Financial Officer
John J. Lupica	57	Vice Chairman; President, North America Insurance
Joseph F. Wayland	65	Executive Vice President and General Counsel
Sean Ringsted	60	Executive Vice President, Chief Digital Business Officer, and Chief Risk Officer
Timothy A. Boroughs	73	Executive Vice President and Chief Investment Officer
Juan Luis Ortega	48	Executive Vice President; President, Overseas General Insurance
Bryce L. Johns	47	Senior Vice President; President, Chubb Life

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

Juan Luis Ortega was appointed Executive Vice President, Chubb Group and President, Overseas General Insurance in August 2019. Mr. Ortega previously served as Senior Vice President, Chubb Group and Regional President of Latin America from 2016 to 2019, and Regional President of Asia Pacific from 2013 to 2016. Mr. Ortega had also held several senior roles since joining Chubb in 1999, including Senior Vice President, Accident & Health, for the Asia Pacific region from 2011 to 2013 and Senior Vice President and Regional Head of Accident & Health for the Latin America region from 2008 to 2010. Mr. Ortega joined Chubb in 1999 and advanced through a series of accident and health and credit insurance management positions in Miami, Puerto Rico, and Mexico, before being named Country President of Chile in 2005.

Bryce L. Johns was appointed Senior Vice President, Chubb Group and President, Chubb Life in April 2022. Mr. Johns has more than 25 years of experience in insurance, wealth management and capital management. Mr. Johns previously served as Group General Manager and Global CEO of HSBC Life and Insurance Partnerships from August 2016 to December 2021, where he was responsible for HSBC Life's 10 businesses across Asia, Europe and Latin America, and the group's strategic insurance distribution partnerships globally. Prior to joining HSBC in 2016, Mr. Johns led the bancassurance for Citigroup globally and held a leadership role for regional branch distribution in Asia. Earlier in his career, Mr. Johns held leadership roles at Manulife Asia in Hong Kong and at Old Mutual Group in South Africa, India and the U.K.

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
Although the adverse impact of COVID-19 and related variants (the “pandemic”) is lessening through medical advances (including the widespread distribution of vaccines, antiviral medicines, and other treatments) and the removal or lessening of government restrictions on economic and social activity, COVID-19 continues to threaten further disruption to public health, the global economy, financial markets, and commercial, social and community activity generally. Depending on the course of the pandemic, including the spread of new variants, and government responses, COVID-19 may continue to affect our current and future financial results. We may experience higher levels of loss and, claims activity in certain lines of business in excess of losses we have already recognized, and our premiums could also be adversely affected by any repeated or further suppression of global commercial activity that results in a reduction in insurable assets and other exposure. Financial conditions resulting from the pandemic and the economic consequences of the resulting fiscal and monetary policy may also have a negative effect on the value and quality of our portfolio of invested assets, thereby adversely affecting our investment returns and increasing our credit and related risk. Certain lines of our business, such as our variable annuity life reinsurance business, may require additional forms of collateral in the event of a decline in the securities and benchmarks to which those repayment mechanisms are linked.

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

We include in our loss reserves liabilities for latent claims such as asbestos and environmental (A&E), which are principally related to claims arising from remediation costs associated with hazardous waste sites and bodily-injury claims related to exposure to asbestos products and environmental hazards. At December 31, 2022, gross A&E liabilities represented approximately 2.0 percent of our gross loss reserves. The estimation of these liabilities is subject to many complex variables including: the current legal environment; specific settlements that may be used as precedents to settle future claims; assumptions regarding trends with respect to claim severity and the frequency of higher severity claims; assumptions regarding the ability to allocate liability among defendants (including bankruptcy trusts) and other insurers; the ability of a claimant to bring a claim in a state in which it has no residency or exposure; the ability of a policyholder to claim the right to non-products coverage; whether high-level excess policies have the potential to be accessed given the policyholder's claim trends and liability situation; payments to unimpaired claimants; and the potential liability of peripheral defendants. Accordingly, the ultimate settlement of losses, arising from either latent or non-latent causes, may be significantly greater or less than the loss and loss expense reserves held at the balance sheet date. In addition, the amount and timing of the settlement of our P&C liabilities are uncertain and our actual payments could be higher than contemplated in our loss reserves owing to the impact of insurance, judicial decisions, and/or social inflation. If our loss reserves are determined to be inadequate, we may be required to increase loss reserves at the time of the determination and our net income and capital may be reduced.

The effects of emerging claim and coverage issues on our business are uncertain.
As industry practices and legislative, regulatory, judicial, social, financial, technological and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the frequency and severity of claims. In some instances, these changes may not become apparent until after we have issued insurance or reinsurance contracts that are affected by the changes. For example, "reviver" legislation in certain states does allow civil claims relating to molestation to be asserted against policyholders that would otherwise be barred by statutes of limitations. As a result, the full extent of liability under our insurance or reinsurance contracts may not be known for many years after issuance.

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

There is no guarantee our desired amounts of reinsurance or retrocessional reinsurance will be available in the marketplace in the future. In addition to capacity risk, the remaining capacity may not be on terms we deem appropriate or acceptable or with companies with whom we want to do business. Finally, we face some degree of counterparty risk whenever we purchase reinsurance or retrocessional reinsurance. Consequently, the insolvency of these counterparties, or the inability, or unwillingness of any of our present or future reinsurers to make timely payments to us under the terms of our reinsurance or retrocessional agreements could have an adverse effect on us. At December 31, 2022, we had $19.2 billion of reinsurance recoverables, net of reserves for uncollectible recoverables.

Certain active Chubb companies are primarily liable for A&E and other exposures they have reinsured to our inactive run-off company Century Indemnity Company (Century). At December 31, 2022, the aggregate reinsurance balances ceded by our active subsidiaries to Century were approximately $1.9 billion. Should Century's loss reserves experience adverse development in the future and should Century be placed into rehabilitation or liquidation, the reinsurance recoverables due from Century to its affiliates would be payable only after the payment in full of third-party expenses and liabilities, including administrative expenses and direct policy liabilities. Thus, the intercompany reinsurance recoverables would be at risk to the extent of the shortage of assets remaining to pay these recoverables. While we believe the intercompany reinsurance recoverables from Century are not impaired at this time, we cannot assure that adverse development with respect to Century's loss reserves, if manifested, will not result in Century's insolvency, which could result in our recognizing a loss to the extent of any uncollectible reinsurance from Century. This could have an adverse effect on our results of operations and financial condition.

Our net income may be volatile because certain products sold by our Life Insurance business expose us to future policy benefit (FPB) reserve and fair value liability changes that are directly affected by market and other factors and assumptions.
Our pricing, establishment of liabilities for life insurance and annuity products, including reinsurance programs, are based upon various assumptions, including but not limited to equity market changes, interest rates, mortality rates, morbidity rates, and policyholder behavior. Effective January 1, 2023, we adopted new U.S. GAAP accounting guidance for long-duration contracts (LDTI) that affects the accounting for guaranteed minimum death benefits (GMDB) and guaranteed living benefits (GLB), principally guaranteed minimum income benefits (GMIB), associated with variable annuity contracts, collectively referred to as market risk benefits (MRB). The process of establishing MRB liabilities relies on our ability to accurately estimate insured events that have not yet occurred but that are expected to occur in future periods. Significant deviations in actual experience from assumptions used for pricing and for MRB liabilities could have an adverse effect on the profitability of our products and our business.

Under reinsurance programs covering variable annuity guarantees, we assumed the risk of GMDB and GMIB, associated with variable annuity contracts. We ceased writing this business in 2007. Our net income is directly impacted by the change in the fair value of the MRB liability. We view our variable annuity reinsurance business as having a similar risk profile to that of catastrophe reinsurance, with the probability of long-term economic loss relatively small at the time of pricing. Adverse changes in market factors and policyholder behavior will have an impact on consolidated net income.

With the adoption of LDTI, effective January 1, 2023, the accounting for our FPB reserves will also be sensitive to changing interest rate conditions. The LDTI guidance requires that we update FPB reserves for changes in discount rates quarterly which could cause volatility in our shareholders' equity.

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

As stated, our fixed income portfolio is primarily invested in high quality, investment-grade securities. However, a smaller portion of the portfolio, approximately 17 percent at December 31, 2022, is invested in below investment-grade securities. These securities, which pay a higher rate of interest, also have a higher degree of credit or default risk and may also be less liquid in times of economic weakness or market disruptions. While we have put in place procedures to monitor the credit risk and liquidity of our invested assets, it is possible that, in periods of economic weakness (such as recession), we may experience credit or default losses in our portfolio, which could adversely affect our results of operations and financial condition.

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
Swiss law imposes certain withholding tax and other restrictions on a Swiss company’s ability to return earnings or capital to its shareholders, including through the repurchase of its own shares. We may only repurchase shares to the extent that sufficient freely distributable reserves are available. In addition, Swiss law requires that the total par value of Chubb's treasury shares must not be in excess of 10 percent of its total share capital, although an exemption from the 10 percent limit applies for repurchased treasury shares dedicated for cancellation and acquired pursuant to a shareholder-ratified repurchase program. As a result, in order to maintain our share repurchase program, our shareholders must periodically approve a reduction in our share capital through the cancellation of designated blocks of repurchased shares held in treasury and may from time to time as necessary, in a separate vote, ratify our share repurchase program. If our shareholders do not approve the cancellation of repurchased shares or, if necessary, ratify our share repurchase program, we may be restricted or unable to return capital to shareholders through share repurchases in the future. Furthermore, our current repurchase program relies on Swiss tax rulings. Any future revocation or loss of our Swiss tax rulings or the inability to conduct repurchases in accordance with these rulings could jeopardize our ability to continue repurchasing our shares.

Our operating results and shareholders' equity may be adversely affected by currency fluctuations.
Our reporting currency is the U.S. dollar. In general, we match assets and liabilities in local currencies. Where possible, capital levels in local currencies are limited to satisfy minimum regulatory requirements and to support local insurance operations. The principal currencies creating foreign exchange risk are the Korean won, Chinese yuan, Canadian dollar, Australian dollar, Mexican peso, Brazilian real, Thai baht, Japanese yen, euro, and Hong Kong dollar. At December 31, 2022, approximately 33.3 percent of our unhedged net assets were denominated in foreign currencies. We may experience losses resulting from fluctuations in the values of non-U.S. currencies, which could adversely impact our results of operations and financial condition.

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

For example, we are subject to the New York Department of Financial Services’ Cybersecurity Regulation (the NYDFS Cybersecurity Regulation) which mandates detailed cybersecurity standards for all institutions, including insurance entities, authorized by the NYDFS to operate in New York. The NYDFS Cybersecurity Regulation has increased our compliance costs and could increase the risk of noncompliance and subject us to regulatory enforcement actions and penalties, as well as reputation risk.

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
Our operations rely on the secure processing, storage, and transmission of confidential and other information and assets, including in our computer systems and networks and those of third-party service providers. Our business depends on effective information security and systems and the integrity and timeliness of the data our information systems use to run our business. Our ability to adequately price products and services, to establish reserves, to provide effective, efficient and secure service to our customers, to value our investments and to timely and accurately report our financial results also depends significantly on the integrity and availability of the data we maintain, including that within our information systems, as well as data in and assets held through third-party service providers and systems. Like all global companies, our systems have and those of our third-party service providers, have been, and will likely continue to be, subject to threats from viruses or other malicious codes, unauthorized access, cyber-attacks, cyber frauds or other computer-related penetrations. Although we have implemented administrative and technical controls and have taken protective actions to reduce the risk of cyber incidents and to protect our information technology and assets, including conducting due diligence security reviews and negotiating agreements with third-party service providers, and we additionally endeavor to modify such procedures and agreements as circumstances warrant, such measures may be insufficient to prevent unauthorized access, computer viruses, malware or other malicious code or cyber-attack, business compromise attacks, catastrophic events, system failures and disruptions, employee errors, negligence or malfeasance, loss of assets or data and other events that could have security consequences (each, a Security Event). As the breadth and complexity of our security infrastructure continues to grow, the potential risk of a Security Event increases. Such an event or events may jeopardize Chubb's or its clients' or counterparties' confidential and other information processed and stored within Chubb, and transmitted through its computer systems and networks, or otherwise cause interruptions, delays, or malfunctions in Chubb's, its clients', its counterparties', or third parties' operations, or result in data loss or loss of assets which could result in significant losses, reputational damage or an adverse effect on our operations and critical business functions. Chubb may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures and to pursue recovery of lost data or assets and we may be subject to litigation costs and losses, regulatory penalties (as described above) and financial losses that are either not insured against or not fully covered by insurance maintained. In instances where we rely on third parties to perform business functions and process data on our behalf, Chubb may be exposed to additional data security risk.

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

The Bermuda Minister of Finance, under the Exempted Undertakings Tax Protection Act 1966 of Bermuda, as amended, has given Chubb Limited and its Bermuda insurance subsidiaries a written assurance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain, or appreciation, then the imposition of any such tax would not be applicable to those companies or any of their respective operations, shares, debentures, or other obligations until March 31, 2035, except insofar as such tax would apply to persons ordinarily resident in Bermuda or is payable by us in respect of real property owned or leased by us in Bermuda. We cannot be certain that we will not be subject to any Bermuda tax after March 31, 2035.

We could be adversely affected by certain features of the Inflation Reduction Act.
On August 16, 2022, President Biden signed the Inflation Reduction Act (IRA) of 2022 (H.R. 5376). Key tax provisions included in the IRA include a 15 percent corporate alternative minimum tax (CAMT) on adjusted financial statement income for corporations with average profits over $1 billion, and a 1 percent excise tax on repurchases of corporate stock. The CAMT and the excise tax on share repurchases are effective for tax years beginning after December 31, 2022. Since enactment, the IRS and U.S. Treasury Department have issued notices to assist taxpayers in understanding and implementing the new provisions. This guidance remains subject to comment; thus, there are many uncertainties relating to its ultimate application and effects on our company.

The Organization for Economic Cooperation and Development (OECD), European Union (EU), Swiss Federal Council, and other jurisdictions are considering or have passed measures that might change long standing tax principles that could increase our taxes.
The OECD has published a framework for taxation that in many respects is different than long standing international tax principles. This framework and proposed changes could redefine what income is taxed in which country and institute a 15 percent global minimum tax in 2024 or later years. The enactment of these reforms is very uncertain at this time, but if enacted could cause uncertainties to and increases in our income taxes.

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

Separately, any U.S. persons who hold shares may be subject to U.S. federal income taxation at ordinary income tax rates on their proportionate share of our Related Person Insurance Income (RPII). If the RPII of any of our non-U.S. insurance subsidiaries (each a "Non-U.S. Insurance Subsidiary") were to equal or exceed 20 percent of that company's gross insurance income in any taxable year and direct or indirect insureds (and persons related to those insureds) own directly or indirectly through foreign entities 20 percent or more of the voting power or value of Chubb Limited, then a U.S. person who owns any shares of Chubb Limited (directly or indirectly through foreign entities) on the last day of the taxable year would be required to include in his or her income for U.S. federal income tax purposes such person's pro rata share of such company's RPII for the taxable year. In addition, any RPII that is includible in the income of a U.S. tax-exempt organization may be treated as unrelated business taxable income. We believe that the gross RPII of each Non-U.S. Insurance Subsidiary did not in prior years of operation and is not expected in the foreseeable future to equal or exceed 20 percent of each such company's gross insurance income. Likewise, we do not expect the direct or indirect insureds of each Non-U.S. Insurance Subsidiary (and persons related to such insureds) to directly or indirectly own 20 percent or more of either the voting power or value of our shares. However, we cannot be certain that this will be the case because some of the factors which determine the extent of RPII may be beyond our control. If these thresholds are met or exceeded, any U.S. person’s investment in Chubb Limited could be adversely affected. In 2022, the U.S. Treasury Department and the IRS released proposed regulations that may cause more income to be treated as RPII than under current law.

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
If Chubb Limited is considered a PFIC for U.S. federal income tax purposes, a U.S. person who holds Chubb Limited shares will be subject to adverse U.S. federal income tax consequences in which case their investment could be adversely affected. In addition, if Chubb Limited were considered a PFIC, upon the death of any U.S. individual owning shares, such individual's heirs or estate would not be entitled to a "step-up" in the basis of the shares which might otherwise be available under U.S. federal income tax laws. We believe that we are not, have not been, and currently do not expect to become, a PFIC for U.S. federal income tax purposes. We cannot assure, however, that we will not be deemed a PFIC by the IRS. Recently enacted U.S. federal tax law and recent final and proposed regulations issued by the IRS and U.S. Treasury Department contain new rules that may affect the application of the PFIC provisions to an insurance company. The final regulations are effective for tax years beginning after January 15, 2021 and applied to us in 2022. Shareholders are advised to consult their tax advisors.

ITEM 1B. Unresolved Staff Comments
There are currently no unresolved SEC staff comments regarding our periodic or current reports.

ITEM 2. Properties
We maintain office facilities around the world including in North America, Europe (including our principal executive offices in Switzerland), Bermuda, Latin America, Asia Pacific, and Japan. Most of our office facilities are leased, although we own major facilities in Hamilton, Bermuda; Seoul, South Korea; and in the U.S., including in Philadelphia, Pennsylvania; Wilmington, Delaware; and Simsbury, Connecticut. Management considers its office facilities suitable and adequate for the current level of operations.

ITEM 3. Legal Proceedings
The information required with respect to Item 3 is included in Note 10 i) to the Consolidated Financial Statements, under Item 8, which is hereby incorporated herein by reference.

ITEM 4. Mine Safety Disclosures
Item not applicable.

PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Shares have been listed on the New York Stock Exchange since March 25, 1993, with a current par value of CHF 24.15 per share. The trading symbol for our Common Shares is "CB".

We have paid dividends each quarter since we became a public company in 1993. In 2022 and 2021, our annual dividends were paid by way of a distribution from capital contribution reserves (Additional paid-in capital) through the transfer of dividends from Additional paid-in capital to Retained earnings (free reserves) as approved by our shareholders.

Chubb Limited is a holding company whose principal sources of income are dividends and interest income from its operating subsidiaries. The ability of the operating subsidiaries to pay dividends to us and our ability to pay dividends to our shareholders are each subject to legal and regulatory restrictions. The recommendation and payment of future dividends will be based on the determination of the Board of Directors (Board) and will be dependent upon shareholder approval, profits and financial requirements of Chubb and other factors, including legal restrictions on the payment of dividends and other such factors as the Board deems relevant. Refer to Part I, Item 1A and Part II, Item 7 for additional information.

The number of record holders of Common Shares as of February 17, 2023 was 5,985. This is not the actual number of beneficial owners of Chubb's Common Shares since most of our shareholders hold their shares through a stockbroker, bank or other nominee rather than directly in their own names.

Refer to Part III, Item 12 for information relating to compensation plans under which equity securities are authorized for issuance.

Issuer's Repurchases of Equity Securities for the Three Months Ended December 31, 2022

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan (3)
October 1 through October 31	3,810	$201.60	—	$1.82	billion
November 1 through November 30	2,092	$214.82	—	$1.82	billion
December 1 through December 31	907,152	$221.65	902,300	$1.62	billion
Total	913,054	$221.55	902,300
(1)This column represents open market share repurchases and the surrender to Chubb of Common Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and to cover the cost of the exercise of options by employees through stock swaps.
(2)The aggregate value of shares purchased in the three months ended December 31, 2022 as part of the publicly announced plan was $199 million. Refer to Note 11 to the Consolidated Financial Statements for more information on the Chubb Limited securities repurchase authorizations.
(3)For the period January 1, 2023 through February 23, 2023, we repurchased 1,633,300 Common Shares for a total of $347 million in a series of open market transactions. As of February 23, 2023, $1.27 billion in share repurchase authorization remained through June 30, 2023.

Performance Graph
Set forth below is a line graph comparing the dollar change in the cumulative total shareholder return on Chubb's Common Shares from December 31, 2017, through December 31, 2022, as compared to the cumulative total return of the Standard & Poor's 500 Stock Index and the cumulative total return of the Standard & Poor's Property-Casualty Insurance Index. The cumulative total shareholder return is a concept used to compare the performance of a company's stock over time and is the ratio of the stock price change plus the cumulative amount of dividends over the specified time period (assuming dividend reinvestment), to the stock price at the beginning of the time period. The chart depicts the value on December 31, 2018, 2019, 2020, 2021, and 2022, of a $100 investment made on December 31, 2017, with all dividends reinvested.

$250
$200
$150
$100
$50
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Chubb
S&P 500 Index
S&P 500 P&C Index

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Chubb Limited	$100	$90	$111	$113	$144	$167
S&P 500 Index	$100	$96	$126	$149	$192	$157
S&P 500 P&C Index	$100	$95	$120	$128	$153	$182

ITEM 6. [Reserved]

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition and results of operations for the years ended December 31, 2022 and 2021 and comparisons between 2022 and 2021. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes, under Item 8 of this Form 10-K. Comparisons between 2021 and 2020 have been omitted from this Form 10-K, but can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Form 10-K for the year ended December 31, 2021.

All comparisons in this discussion are to the prior year unless otherwise indicated. All dollar amounts are rounded. However, percent changes and ratios are calculated using whole dollars. Accordingly, calculations using rounded dollars may differ.

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
•acquisitions made performing differently than expected, our failure to realize anticipated expense-related efficiencies or growth from acquisitions, the impact of acquisitions on our pre-existing organization, and risks and uncertainties relating to our planned purchases of additional interests in Huatai Insurance Group Co., Ltd. (Huatai Group), including our ability to receive Chinese insurance regulatory approval and complete the purchases;
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

Effective January 1, 2023, Chubb adopted the long-duration targeted improvement (LDTI) U.S. GAAP accounting guidance which affects the recognition, measurement, presentation, and disclosure requirements for long-duration contracts. Therefore, the assumptions and methods used for future policy benefit reserves, VOBA, and deferred policy acquisition costs will be changed to reflect this new accounting guidance. Refer to Note 1 t) to the Consolidated Financial Statements for additional information.

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

Unpaid losses and loss expenses
As an insurance and reinsurance company, we are required by applicable laws and regulations and GAAP to establish loss and loss expense reserves for the estimated unpaid portion of the ultimate liability for losses and loss expenses under the terms of our policies and agreements with our insured and reinsured customers. At December 31, 2022, our gross unpaid loss and loss expense reserves were $76.3 billion and our net unpaid loss and loss expense reserves were $59.2 billion. With the exception of certain structured settlements, for which the timing and amount of future claim payments are reliably determinable, and certain reserves for unsettled claims, our loss reserves are not discounted for the time value of money. The net undiscounted reserves related to structured settlements and certain reserves for unsettled claims are immaterial.

The following table presents a roll-forward of our unpaid losses and loss expenses:

	December 31, 2022			December 31, 2021
(in millions of U.S. dollars)	Gross Losses	Reinsurance Recoverable (1)	Net Losses	Gross Losses	Reinsurance Recoverable (1)	Net Losses
Balance, beginning of year	$72,943	$16,184	$56,759	$67,811	$14,647	$53,164
Losses and loss expenses incurred	30,346	7,004	23,342	28,033	6,053	21,980
Losses and loss expenses paid	(26,129)	(5,806)	(20,323)	(22,242)	(4,358)	(17,884)
Other (including foreign exchange translation)	(837)	(254)	(583)	(659)	(158)	(501)
Balance, end of year	$76,323	$17,128	$59,195	$72,943	$16,184	$56,759
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

The process of establishing loss reserves for property and casualty claims can be complex and is subject to considerable uncertainty as it requires the use of informed estimates and judgments based on circumstances underlying the insured losses known at the date of accrual. For example, the reserves established for high excess casualty claims, asbestos and environmental claims, claims from major catastrophic events, or for our various product lines each require different assumptions and judgments to be made. The impact of COVID on both underlying exposures and the legal and claim adjudication processes adds an additional layer of complexity. The effects of recent heightened inflation create additional uncertainty, while climate change could, over time, add new uncertainties to the loss reserving process.

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

Sensitivity to underlying assumptions
While we believe that our reserve for unpaid losses and loss expenses at December 31, 2022, is adequate, new information or emerging trends that differ from our assumptions may lead to future development of losses and loss expenses that is significantly greater or less than the recorded reserve, which could have a material effect on future operating results. As noted previously, our best estimate of required loss reserves for most portfolios is judgmentally selected for each origin year after considering the results from a number of reserving methods and is not a purely mechanical process. Therefore, it is difficult to convey, in a simple and quantitative manner, the impact that a change to a single assumption will have on our best estimate. In the examples below, we attempt to give an indication of the potential impact by isolating a single change for a specific reserving method that would be pertinent in establishing the best estimate for the product line described. We consider each of the following sensitivity analyses to represent a reasonably likely deviation in the underlying assumption.

North America Commercial P&C Insurance - Workers' Compensation
Given the long reporting and paid development patterns for workers' compensation business, the development factors used to project actual current losses to ultimate losses for our current exposure require considerable judgment that could be material to consolidated loss and loss expense reserves. Specifically, adjusting ground up ultimate losses by a one percentage point change in the tail factor (i.e., 1.04 changed to either 1.05 or 1.03) would cause a change of approximately $1.1 billion, either positive or negative, for the projected net loss and loss expense reserves. This represents an impact of about 10.6 percent relative to recorded net loss and loss expense reserves of approximately $10.0 billion.

North America Commercial P&C Insurance – Liability
As is the case for Workers’ Compensation above, given the long reporting and paid development patterns, the development factors used to project actual current losses to ultimate losses for our current exposure require considerable judgment that could be material to consolidated loss and loss expense reserves. Specifically, for our main U.S. Excess/Umbrella portfolios, a five percentage point change in the tail factor (e.g., 1.10 changed to either 1.15 or 1.05) would cause a change of approximately $637 million, either positive or negative, for the projected net loss and loss expense reserves. This represents an impact of about 17.8 percent relative to recorded net loss and loss expense reserves of approximately $3.6 billion for these portfolios.

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

North America Agricultural Insurance
Approximately 58 percent of the reserves for this segment are from the crop related lines, which all have short payout patterns, with the majority of the liabilities expected to be resolved in the ensuing twelve months. Claim reserves for our Multiple Peril Crop Insurance (MPCI) product are set on a case-by-case basis and our aggregate exposure is subject to state level risk sharing formulae as well as third-party reinsurance. The majority of the development risk arises out of the accuracy of case reserve estimates and the time needed for final crop conditions to be assessed. We do not view our Agriculture reserves as substantially influenced by the general assumptions and risks underlying more typical P&C reserve estimates.

Overseas General Insurance
Certain long-tail lines, such as casualty and financial lines, are particularly susceptible to changes in loss trend and claim inflation. Heightened perceptions of tort and settlement awards around the world can increase the demand for these products as well as contributing to the uncertainty in the reserving estimates. Our reserving methods rely on loss development patterns estimated from historical data and while we attempt to adjust such factors for known changes in the current tort environment, it is possible that such factors may not entirely reflect all recent trends in tort environments. For example, when applying the reported loss development method, the lengthening of our selected loss development patterns by six months would increase reserve estimates on long-tail casualty and financial lines for accident years 2020 and prior by approximately $582 million. This represents an impact of 14.0 percent relative to recorded net loss and loss expense reserves of approximately $4.2 billion.

Global Reinsurance
At December 31, 2022, net unpaid losses and loss expenses for the Global Reinsurance segment aggregated to $1.7 billion, consisting of $764 million of case reserves and $938 million of IBNR. In comparison, at December 31, 2021, net unpaid losses and loss expenses for the Global Reinsurance segment aggregated to $1.6 billion, consisting of $781 million of case reserves and $783 million of IBNR.

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

On occasion, there will be differences between our carried loss reserves and unearned premium reserves and the amount of loss reserves and unearned premium reserves reported by the ceding companies. This is due to the fact that we receive consistent and timely information from ceding companies only with respect to case reserves. For IBNR, we use historical experience and other statistical information, depending on the type of business, to estimate the ultimate loss. We estimate our unearned premium reserve by applying estimated earning patterns to net premiums written for each treaty based upon that treaty's coverage basis (i.e., risks attaching or losses occurring). At December 31, 2022, the case reserves, net of retrocessions, reported to us by our ceding companies approximated our recorded case reserves. Our policy is to post additional case reserves in addition to the amounts reported by our cedants when our evaluation of the ultimate value of a reported claim is different than the evaluation of that claim by our cedant.

Typically, there is inherent uncertainty around the length of paid and reported development patterns, especially for certain casualty lines such as excess workers' compensation or general liability, which may take decades to fully develop. This uncertainty is accentuated by the need to supplement client development patterns with industry development patterns due to the sometimes low statistical credibility of the data. The underlying source and selection of the final development patterns can thus have a significant impact on the selected ultimate net losses and loss expenses. For example, a 20 percent shortening or lengthening of the development patterns used for U.S. long-tail lines would cause the loss reserve estimate derived by the reported Bornhuetter-Ferguson method for these lines to change by approximately $205 million. This represents an impact of 28 percent relative to recorded net loss and loss expense reserves of approximately $745 million.

Corporate
Within Corporate, we have exposure to certain liability insurance and reinsurance lines that have been in run-off, generally, since 1994. Unpaid losses and loss expenses relating to this run-off business reside within the Brandywine Division. Most of the remaining unpaid loss and loss expense reserves for the run-off business relate to A&E as well as molestation claims.

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

Future policy benefits reserves
We issue contracts in our Overseas General Insurance and Life Insurance segments that are classified as long-duration. These contracts generally include accident and supplemental health products, term and whole life products, endowment products, and annuities. In accordance with GAAP, we establish reserves for contracts determined to be long-duration based on approved actuarial methods that include assumptions related to expenses, mortality, morbidity, persistency and investment yields. For traditional long-duration contracts, these assumptions also include a provision for adverse deviation (PAD), and are “locked in” at the inception of the contract, meaning we use our original assumptions throughout the life of the policy and do not subsequently modify them unless we deem the reserves to be inadequate; while for non-traditional long-duration contracts, the assumptions do not include a PAD and are unlocked at each reporting date. The future policy benefits reserves balance is regularly evaluated for a premium deficiency. If experience is less favorable than assumptions, additional liabilities may be required, resulting in a charge to policyholder benefits and claims. Effective January 1, 2023, we adopted LDTI that affects the accounting for future policy benefit reserves. As a result, cash flow assumptions underlying the liability for future policy benefits for traditional and limited-payment contracts must be updated at least annually reflecting current best estimate assumptions whereas under prior U.S. GAAP guidance such assumptions are locked-in for the life of the policy as noted previously. The discount rate at contract issuance is locked in for purposes of determining interest accretion recognized through earnings over the life of the contract; however, on a quarterly basis, LDTI also requires the remeasurement of the liability for future policy benefits using the then-current discount rate with changes recognized in OCI. In addition, under LDTI a provision for adverse deviation is no longer allowed when establishing reserves, premium deficiency testing is no longer required, and the net premium ratio cannot exceed 100 percent for any given cohort of contracts.

Valuation of value of business acquired (VOBA), and amortization of deferred policy acquisition costs and VOBA
As part of the acquisition of businesses that sell long-duration contracts, such as life products, we established an intangible asset related to VOBA, which represented the fair value of the future profits of the in-force contracts. The valuation of VOBA at the time of acquisition is derived from similar assumptions to those used to establish the associated future policy benefits reserves. The most significant input in this calculation is the discount rate used to arrive at the present value of the net cash flows. We amortize deferred policy acquisition costs associated with long-duration contracts and VOBA (collectively policy acquisition costs) over the estimated life of the contracts, generally in proportion to premium revenue recognized based upon the same assumptions used in estimating the liability for future policy benefits. For non-traditional long-duration contracts, we amortize policy acquisition costs over the expected life of the contracts in proportion to estimates of expected gross profits. The estimated life is established at the inception of the contracts or upon acquisition and is based on current persistency assumptions. Policy acquisition costs, which consist of commissions, premium taxes, and certain underwriting costs related directly to the successful acquisition of a new or renewal insurance contract, are reviewed to determine if they are recoverable from future income, including investment income. Unrecoverable costs are expensed in the period identified. Effective January 1, 2023, we adopted LDTI that affects the accounting for deferred policy acquisition costs and VOBA. As a result, we will amortize deferred policy acquisition costs on a straight-line basis over the estimated life of the contract, as compared to in proportion to premium revenue or expected gross profits as noted previously. In addition, we have elected to align our VOBA amortization with the new requirement under LDTI for deferred policy acquisition costs.

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

Reinsurance and insurance contracts that include both significant risk sharing provisions, such as adjustments to premiums or loss coverage based on loss experience, and relatively low policy limits, as evidenced by a high proportion of maximum premium assessments to loss limits, can require considerable judgment to determine whether or not risk transfer requirements are met. For such contracts, often referred to as finite or structured products, we require that risk transfer be specifically assessed for each contract by developing expected cash flow analyses at contract inception. To support risk transfer, the cash flow analyses must demonstrate that a significant loss is reasonably possible. We use various tests to accomplish this, one of which is the ratio of the net present value of losses and commissions divided by the net present value of premiums equals or exceeds 110 percent with at least a 10 percent probability. For purposes of cash flow analyses, we generally use a risk-free rate of return consistent with the expected average duration of loss payments. In addition, to support insurance risk, we must prove the reinsurer's risk of loss varies with that of the reinsured and/or support various scenarios under which the assuming entity can recognize a significant loss.

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

The following table summarizes reinsurance recoverables and the valuation allowance for uncollectible reinsurance for each type of recoverable balance at December 31, 2022:

	Gross Reinsurance Recoverable on Losses and Loss Expenses	Recoverables (net of Usable Collateral)
			Valuation allowance for Uncollectible Reinsurance (1)
(in millions of U.S. dollars)
Type
Reinsurers with credit ratings	$15,179	$13,256	$174
Reinsurers not rated	251	171	57
Reinsurers under supervision and insolvent reinsurers	70	67	27
Captives	2,455	348	13
Other, including structured settlements and pools	1,297	1,276	80
Total	$19,252	$15,118	$351
(1)     The valuation allowance for uncollectible reinsurance is based on a default analysis applied to gross reinsurance recoverables, net of approximately $4.1 billion of collateral at December 31, 2022.

At December 31, 2022, the use of different assumptions within our approach could have a material effect on the valuation allowance for uncollectible reinsurance. To the extent the creditworthiness of our reinsurers was to deteriorate due to an adverse event affecting the reinsurance industry, such as a large number of major catastrophes, actual uncollectible amounts could be significantly greater than our valuation allowance for uncollectible reinsurance. Such an event could have a material adverse effect on our financial condition, results of operations, and our liquidity. Given the various considerations used to estimate our uncollectible valuation allowance, we cannot precisely quantify the effect a specific industry event may have on the valuation allowance for uncollectible reinsurance. However, based on the composition (particularly the average credit quality) of the reinsurance recoverable balance at December 31, 2022, we estimate that a ratings downgrade of one notch for all rated reinsurers (e.g., from A to A- or A- to BBB+) could increase our valuation allowance for uncollectible reinsurance by approximately $93 million or approximately 0.5 percent of the gross reinsurance recoverable balance, assuming no other changes relevant to the calculation. While a ratings downgrade would result in an increase in our valuation allowance for uncollectible reinsurance and a charge to earnings in that period, a downgrade in and of itself does not imply that we will be unable to collect all of the ceded reinsurance recoverable from the reinsurers in question. Refer to Note 5 to the Consolidated Financial Statements, under item 8, for additional information.

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

Deferred income taxes
At December 31, 2022, our net deferred tax liability was $292 million. Our deferred tax assets and liabilities primarily result from temporary differences between the amounts recorded in our Consolidated Financial Statements and the tax basis of our assets and liabilities. We determine deferred tax assets and liabilities separately for each tax-paying component (an individual entity or group of entities that is consolidated for tax purposes) in each tax jurisdiction. The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carryback or carryforward periods under the tax law in the applicable tax jurisdiction. There may be changes in tax laws in a number of countries where we transact business that impact our deferred tax assets and liabilities. At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized. The determination of the need for a valuation allowance is based on all available information including projections of future taxable income, principally derived from business plans and where appropriate available tax planning strategies. Projections of future taxable income incorporate assumptions of future business and operations that are apt to differ from actual experience. If our assumptions and estimates that resulted in our forecast of future taxable income prove to be incorrect, an additional valuation allowance could become necessary, which could have a material adverse effect on our financial condition, results of operations, and liquidity. At December 31, 2022, the valuation allowance of $916 million reflects management's assessment that it is more likely than not that a portion of the deferred tax assets will not be realized due to the inability of certain subsidiaries to generate sufficient taxable income.

Goodwill impairment assessment
Goodwill, which represents the excess of acquisition cost over the estimated fair value of net assets acquired, was $16.3 billion and $15.2 billion at December 31, 2022 and 2021, respectively. During 2022, our goodwill balance increased reflecting the acquisition of Cigna's Asia business. Goodwill is assigned to applicable reporting units of acquired entities at the time of acquisition. Our reporting units are the same as our reportable segments. For goodwill balances by reporting units, refer to Note 6 to the Consolidated Financial Statements, under item 8. Goodwill is not amortized but is subject to a periodic evaluation for impairment at least annually, or earlier if there are any indications of possible impairment. Impairment is tested at the reporting unit level. The impairment evaluation first uses a qualitative assessment to determine whether it is more likely than not (i.e., more than a 50 percent probability) that the fair value of a reporting unit is greater than its carrying amount. If a reporting unit fails this qualitative assessment, a single quantitative analysis is used to measure and record the amount of the impairment. In assessing the fair value of a reporting unit, we make assumptions and estimates about the profitability attributable to our reporting units, including:
•short-term and long-term growth rates; and
•estimated cost of equity and changes in long-term risk-free interest rates.

If our assumptions and estimates made in assessing the fair value of acquired entities change, we could be required to write-down the carrying value of goodwill which could be material to our results of operations in the period the charge is taken. Based on our impairment testing for 2022, we determined no impairment was required and none of our reporting units were at risk for impairment.

Consolidated Operating Results – Years Ended December 31, 2022, 2021, and 2020

				% Change
(in millions of U.S. dollars, except for percentages)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Net premiums written	$41,755	$37,868	$33,820	10.3%	12.0%
Net premiums written - constant dollars (1)				13.0%	10.5%
Net premiums earned	40,389	36,355	33,117	11.1%	9.8%
Net investment income	3,742	3,456	3,375	8.3%	2.4%
Net realized gains (losses)	(965)	1,152	(498)	NM	NM
Total revenues	43,166	40,963	35,994	5.4%	13.8%
Losses and loss expenses	23,342	21,980	21,710	6.2%	1.2%
Policy benefits	1,492	699	784	113.5%	(10.9)%
Policy acquisition costs	7,392	6,918	6,547	6.8%	5.7%
Administrative expenses	3,395	3,136	2,979	8.3%	5.3%
Interest expense	570	492	516	15.9%	(4.7)%
Other (income) expense	74	(2,365)	(994)	NM	137.9%
Amortization of purchased intangibles	285	287	290	(0.7)%	(0.9)%
Cigna integration expenses	48	—	—	NM	—
Total expenses	36,598	31,147	31,832	17.5%	(2.2)%
Income before income tax	6,568	9,816	4,162	(33.1)%	135.9%
Income tax expense	1,255	1,277	629	(1.7)%	102.9%
Net income	$5,313	$8,539	$3,533	(37.8)%	141.7%
NM – not meaningful
(1)On a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency exchange rates as the comparable current period.

Financial Highlights for the Year Ended December 31, 2022

•Net income was $5.3 billion compared with $8.5 billion in 2021. Net income in 2022 was driven by strong underwriting results, including growth in net premiums earned, improvement in our combined ratios, and record net investment income. Net income is lower compared to prior year, reflecting after-tax mark-to-market losses on private and public equities of $791 million, compared to gains of $2.4 billion in the prior year.

•Consolidated net premiums written were $41.8 billion, up 10.3 percent, or 13.0 percent in constant dollars, primarily from strong premium retention, including both rate and exposure increases, and strong new business in our P&C business. Additionally, the acquisition of Cigna's business in Asia added 3.8 percentage points, or 3.9 percentage points in constant dollars, to the growth in net premiums written.

•Consolidated net premiums earned were $40.4 billion, up 11.1 percent, or 13.9 percent in constant dollars. The acquisition of Cigna's business in Asia added 3.9 percentage points, or 4.0 percentage points in constant dollars, to the growth in net premiums earned.

•Total pre-tax and after-tax catastrophe losses were $2.2 billion (5.9 percentage points of the P&C combined ratio) and $1.8 billion, respectively, compared with $2.4 billion (7.1 percentage points of the P&C combined ratio) and $2.0 billion, respectively, in 2021. Pre-tax catastrophe losses in 2022 were primarily from Hurricane Ian losses of $975 million, winter storm Elliott losses of $400 million, and other global weather-related events.

•Total pre-tax and after-tax favorable prior period development were $876 million (2.5 percentage points of the combined ratio) and $729 million, respectively, including pre-tax adverse development of $155 million for molestation claims, predominantly reviver statute-related, and $113 million related to legacy asbestos and environmental exposures. Excluding the adverse development, we had pre-tax favorable development of $1,144 million, with 18 percent in long-tail lines, and 82 percent in short-tail lines. This compares with favorable prior period development of $926 million (2.8 percentage points of the combined ratio) and $756 million, respectively, in 2021. Refer to Note 7 to the Consolidated Financial Statements, under Item 8, for further information on prior period development.

•The P&C combined ratio was 87.6 percent compared with 89.1 percent in 2021. P&C current accident year (CAY) combined ratio excluding catastrophe losses was 84.2 percent compared with 84.8 percent in the prior year. The current year ratios decreased due to the favorable impact of higher net premiums earned on the expense ratios and underlying loss ratio improvement, partially offset by late-season losses in crop insurance.

•Net investment income was a record $3.7 billion compared with $3.5 billion in 2021, primarily due to higher reinvestment rates on fixed maturities, partially offset by lower income from equity securities and private equities.

•Operating cash flow was a record $11.2 billion compared with $11.1 billion in 2021.

•Shareholders' equity decreased by $9.2 billion in 2022, as net income of $5.3 billion was more than offset by unrealized losses on investments of $9.5 billion after-tax from rising interest rates and a loss of $927 million related to cumulative foreign exchange translation. In addition, shareholders' equity reflected total capital returned to shareholders in the year of $4.4 billion, including share repurchases of $3.0 billion, at an average purchase price of $201.96 per share, and dividends of $1.4 billion.

•On January 4, 2023, we completed transactions that increased our ownership interest in Huatai Group from 47.3 percent to 64.2 percent. We received regulatory approval for an additional 19 percent and expect to close on these shares upon completion of certain closing conditions, at which time we expect to consolidate the operations of Huatai Group as a subsidiary of Chubb under the U.S. GAAP consolidation standard.

Outlook

2022 was an outstanding year in terms of underlying business and investment performance. We had record net investment income and an excellent combined ratio despite late-season losses in crop insurance. Consolidated net premiums written increased to $41.8 billion, reflecting strong growth across our P&C segments and a growing Life Insurance segment with the addition of the Cigna Asian business on July 1, 2022. Looking ahead, we are starting off strong in the first quarter 2023 thus far, with growth in our Asian consumer business, including P&C, life insurance and A&H. Our global consumer lines growth is gaining momentum highlighted by a combination of strong consumer lending, increased foot traffic across retail and banking operations, and the resurgence of leisure and business travel. We had good growth in net investment income and will continue to grow as we reinvest cash flow at higher rates. In summary, the strong trajectory of growth from investment income and our Asia life insurance companies, provides an optimistic outlook for the future.

Net Premiums Written				% Change
(in millions of U.S. dollars, except for percentages)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020	C$ 2022 vs. 2021
Commercial casualty	$7,715	$6,994	$6,177	10.3%	13.2%	12.4%
Workers' compensation	2,164	2,130	2,015	1.6%	5.7%	1.6%
Financial lines	5,070	5,067	4,201	—	20.6%	2.4%
Surety	622	572	531	8.6%	7.9%	10.1%
Commercial multiple peril (1)	1,311	1,193	1,047	10.0%	13.9%	10.0%
Property and other short-tail lines	7,195	6,425	5,231	12.0%	22.8%	15.7%
Total Commercial P&C	24,077	22,381	19,202	7.6%	16.6%	9.9%

Agriculture	2,907	2,388	1,846	21.7%	29.3%	21.7%

Personal automobile	1,631	1,525	1,550	6.9%	(1.6)%	8.8%
Personal homeowners	3,901	3,719	3,627	4.9%	2.5%	5.9%
Personal other	1,817	1,825	1,656	(0.4)%	10.2%	6.1%
Total Personal lines	7,349	7,069	6,833	4.0%	3.4%	6.6%
Total Property and Casualty lines	34,333	31,838	27,881	7.8%	14.2%	10.0%

Global A&H lines (2)	4,894	3,763	3,859	30.1%	(2.5)%	37.3%
Reinsurance lines	943	873	731	8.0%	19.5%	9.5%
Life	1,585	1,394	1,349	13.7%	3.4%	19.9%
Total consolidated	$41,755	$37,868	$33,820	10.3%	12.0%	13.0%
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

The growth in consolidated net premiums written in 2022 principally reflects growth across most lines of business, driven by higher renewal retention, positive rate increases, increased exposure, and strong new business. The acquisition of
Cigna's business in Asia contributed $1,434 million in 2022.

•Commercial casualty grew primarily in North America, Europe, and Asia, driven by strong new business and retention, including exposure and rate increases.
•Workers' compensation growth was due to exposure increases in North America.
•Financial lines grew on a constant dollar basis primarily from renewal retention, including exposure and positive rate increases in North America, Asia, and Latin America.
•Surety increased due to strong new business and renewal retention in North America.
•Commercial multiple peril increased due to strong new business and renewal retention, including exposure and positive rate increases in North America.
•Property and other short-tail lines grew globally due to strong new business and renewal retention, including positive rate increases and increased exposure.
•Agriculture increased due to underlying growth in crop insurance, reflecting higher commodity prices, higher reported acreage from policyholders, and policy count growth, partially offset by a return of premium to the U.S. government in the first quarter of 2022 of $161 million.
•Personal lines grew in most regions reflecting new business, strong renewal retention, and both rate and exposure increases, primarily in high net worth homeowners and automobile in North America, high net worth and specialty lines in Asia, and specialty lines and automobile in Latin America. Partially offsetting growth in North America were additional cancellations in parts of California exposed to wildfires.
•Global A&H lines increased due to the acquisition of Cigna's business in Asia in the third quarter of 2022, which contributed $1,148 million to the full year growth. Additionally, growth in Asia, Latin America, Europe, and Japan on a constant dollar basis, was driven by higher new business and increased consumer activity, including higher travel volume. Our North American Combined Insurance supplemental A&H business decreased primarily due to the non-renewal of a large program.
•Reinsurance lines increased primarily due to continued growth in the portfolio mainly from new business, favorable premium adjustments and higher catastrophe reinstatement premiums.

•International life operations increased due to the acquisition of Cigna's business in Asia in the third quarter of 2022, which contributed $286 million to the full year growth. Growth from new business in Asia, primarily in Thailand and Indonesia, was more than offset by lower business in Taiwan and Latin America, principally reflecting the non-renewal of certain large account business in Chile.

For additional information on net premiums written, refer to the segment results discussions.

Net Premiums Earned
Net premiums earned for short-duration contracts, typically P&C contracts, generally reflect the portion of net premiums written that was recorded as revenues for the period as the exposure periods expire. Net premiums earned for long-duration contracts, typically traditional life contracts, generally are recognized as earned when due from policyholders. Net premiums earned increased $4.0 billion, or $4.9 billion on a constant-dollar basis in 2022.

Catastrophe Losses and Prior Period Development
Catastrophe losses include reinstatement premiums which are additional premiums paid on certain reinsurance agreements in order to reinstate coverage that had been exhausted by loss occurrences. The reinstatement premium amount is typically a pro rata portion of the original ceded premium paid based on how much of the reinsurance limit had been exhausted. Prior period development is net of expense adjustments which typically relate to either profit commission reserves or policyholder dividend reserves based on actual claim experience that develops after the policy period ends. Refer to the Non-GAAP Reconciliation section for further information on reinstatement premiums on catastrophe losses and adjustments to prior period development.

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

(in millions of U.S. dollars)	2022	2021	2020
Catastrophe losses	$2,182	$2,401	$3,283
Favorable prior period development	$876	$926	$395

Catastrophe losses were primarily from the following events:
•2022: Hurricane Ian losses of $975 million, winter storm Elliott losses of $400 million, severe weather-related events in the U.S. and internationally, Australia storms, and Colorado wildfires.
• 2021: Hurricane Ida losses of $834 million, winter storm losses in the U.S., flooding in Europe, and other severe weather-related events in the U.S. and internationally.
• 2020: COVID-19 pandemic claims of $1,396 million, severe weather-related events in the U.S. and internationally, and civil unrest-related losses in the U.S.

Pre-tax net favorable prior period development for 2022 was $876 million, including adverse development of $155 million for molestation claims, primarily reviver statute-related, and $113 million related to legacy asbestos and environmental exposures. The remaining favorable development of $1,144 million is primarily comprised of 18 percent in long-tail lines, principally from accident years 2011 through 2017, and 82 percent in short-tail lines, mainly in property and A&H lines.

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

	2022	2021	2020
Loss and loss expense ratio
CAY loss ratio excluding catastrophe losses	58.8%	58.3%	59.2%
Catastrophe losses	6.0%	7.1%	10.6%
Favorable prior period development	(2.8)%	(2.8)%	(1.3)%
Loss and loss expense ratio	62.0%	62.6%	68.5%
Policy acquisition cost ratio	17.8%	18.3%	18.9%
Administrative expense ratio	7.8%	8.2%	8.7%
P&C Combined ratio	87.6%	89.1%	96.1%

The loss and loss expense ratio decreased in 2022, primarily due to lower catastrophe losses. The CAY loss ratio excluding catastrophe losses increased in 2022, primarily due to a lower 2022 crop year margin, partially offset by earned rate exceeding loss cost trends.

The policy acquisition cost ratio decreased in 2022 primarily due to a higher percent of net premiums earned from lines that have a lower acquisition cost ratio.

The administrative expense ratio decreased in 2022 primarily due to higher net premiums earned, which outpaced higher employee-related expenses, and increased investment to support growth.

Policy benefits
Policy benefits represent losses on contracts classified as long-duration and generally include accident and supplemental health products, term and whole life products, endowment products, and annuities. Refer to the Life Insurance segment operating results section for further discussion.

Policy benefits were $1,492 million, $699 million and $784 million in 2022, 2021, and 2020, respectively, which included (gains) losses from fair value changes in separate account liabilities that do not qualify for separate account reporting under GAAP of $(42) million, $(8) million and $58 million, respectively. The offsetting movements of these liabilities are recorded in Other (income) expense on the Consolidated statements of operations. Excluding the separate account gains and losses, Policy benefits were $1,534 million, $707 million, and $726 million in 2022, 2021, and 2020, respectively. The increase in Policy benefits for 2022 is primarily due to the acquisition of Cigna's business in Asia.

Refer to the respective sections that follow for a discussion of Net investment income, Other (income) expense, Net realized gains (losses), Interest expense, Amortization of purchased intangibles, and Income tax expense.

Segment Operating Results – Years Ended December 31, 2022, 2021, and 2020

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

				% Change
(in millions of U.S. dollars, except for percentages)	2022	2021	2020	2022 vs. 2021		2021 vs. 2020
Net premiums written	$17,889	$16,415	$14,474	9.0%		13.4%
Net premiums earned	17,107	15,461	13,964	10.6%		10.7%
Losses and loss expenses	10,828	10,015	10,129	8.1%		(1.1)%
Policy acquisition costs	2,313	2,082	1,942	11.1%		7.1%
Administrative expenses	1,113	1,052	1,006	5.7%		4.6%
Underwriting income	2,853	2,312	887	23.4%		160.8%
Net investment income	2,247	2,078	2,061	8.1%		0.8%
Other (income) expense	17	31	23	(45.9)%		39.2%
Segment income	$5,083	$4,359	$2,925	16.6%		49.0%
Loss and loss expense ratio:
CAY loss ratio excluding catastrophe losses	61.3%	62.7%	64.2%	(1.4)	pts	(1.5)	pts
Catastrophe losses	5.6%	7.2%	13.4%	(1.6)	pts	(6.2)	pts
Prior period development	(3.6)%	(5.1)%	(5.1)%	1.5	pts	—	pts
Loss and loss expense ratio	63.3%	64.8%	72.5%	(1.5)	pts	(7.7)	pts
Policy acquisition cost ratio	13.5%	13.4%	14.0%	0.1	pts	(0.6)	pts
Administrative expense ratio	6.5%	6.8%	7.2%	(0.3)	pts	(0.4)	pts
Combined ratio	83.3%	85.0%	93.7%	(1.7)	pts	(8.7)	pts

Catastrophe Losses and Prior Period Development

(in millions of U.S. dollars)	2022	2021	2020
Catastrophe losses	$961	$1,112	$1,871
Favorable prior period development	$562	$762	$702
•2022: Hurricane Ian losses, winter storm Elliott losses, and other severe weather-related events in the U.S.
•2021: Hurricane Ida losses; winter storm losses and flooding; hail, tornados, and wind events in the U.S.
•2020: COVID-19 pandemic claims; U.S. hurricanes and tropical storms; and U.S. flooding, hail, tornados, and wind events.

Refer to Note 7 to the Consolidated Financial Statements for detail on prior period development.

Premiums
Net premiums written increased $1,474 million, or 9.0 percent, in 2022, reflecting strong premium retention, including both rate and exposure increases, and strong new business. The increase in premiums was across most lines of business, including large risk casualty, commercial multiple peril, primary and excess casualty, and property.

Net premiums earned increased $1,646 million, or 10.6 percent, in 2022, reflecting the growth in net premiums written described above.

Combined Ratio
The loss and loss expense ratio and the CAY loss ratio excluding catastrophe losses decreased in 2022 primarily reflecting earned rate exceeding loss cost trends. The loss and loss expense ratio in 2022 also benefited from lower catastrophe losses compared to the prior year, partially offset by lower favorable prior period development.

The administrative expense ratio decreased in 2022 primarily due to higher net premiums earned, which outpaced higher employee-related expenses.

North America Personal P&C Insurance
The North America Personal P&C Insurance segment comprises operations that provide high net worth personal lines products, including homeowners and complementary products such as valuable articles, excess liability, automobile, and recreational marine insurance and services in the U.S. and Canada.

				% Change
(in millions of U.S. dollars, except for percentages)	2022	2021	2020	2022 vs. 2021		2021 vs. 2020
Net premiums written	$5,313	$5,002	$4,920	6.2%		1.7%
Net premiums earned	5,180	4,915	4,866	5.4%		1.0%
Losses and loss expenses	3,186	2,924	3,187	8.9%		(8.3)%
Policy acquisition costs	1,057	1,001	974	5.6%		2.9%
Administrative expenses	291	276	270	5.7%		2.0%
Underwriting income	646	714	435	(9.5)%		64.0%
Net investment income	283	249	260	13.3%		(4.1)%
Other (income) expense	4	(2)	5	NM		NM
Amortization of purchased intangibles	10	10	11	—		(5.1)%
Segment income	$915	$955	$679	(4.2)%		40.6%
Loss and loss expense ratio:
CAY loss ratio excluding catastrophe losses	52.9%	52.0%	53.1%	0.9	pts	(1.1)	pts
Catastrophe losses	12.2%	13.6%	11.0%	(1.4)	pts	2.6	pts
Prior period development	(3.6)%	(6.1)%	1.4%	2.5	pts	(7.5)	pts
Loss and loss expense ratio	61.5%	59.5%	65.5%	2.0	pts	(6.0)	pts
Policy acquisition cost ratio	20.4%	20.4%	20.0%	—	pts	0.4	pts
Administrative expense ratio	5.6%	5.6%	5.6%	—	pts	—	pts
Combined ratio	87.5%	85.5%	91.1%	2.0	pts	(5.6)	pts
NM – not meaningful

Catastrophe Losses and Prior Period Development

(in millions of U.S. dollars)	2022	2021	2020
Catastrophe losses	$631	$679	$534
Favorable (unfavorable) prior period development	$186	$305	$(63)

•2022: Hurricane Ian losses, winter storm Elliott losses, and other severe weather-related events in the U.S., including Colorado wildfires
•2021: Hurricane Ida losses, winter storm losses, and flooding; hail, tornados, and wind events in the U.S.
•2020: U.S. hurricanes and tropical storms; U.S. flooding, hail, tornados, and wind events; and U.S. wildfires.

Refer to Note 7 to the Consolidated Financial Statements for detail on prior period development.

Premiums
Net premiums written increased $311 million, or 6.2 percent, for 2022, primarily driven by strong new business and renewal retention, from both rate and exposure increases, primarily in homeowners and automobile; partially offset by additional cancellations in parts of California exposed to wildfires.

Net premiums earned increased $265 million, or 5.4 percent, for 2022, reflecting the growth in net premiums written described above.

Combined Ratio
The loss and loss expense ratio and the CAY loss ratio excluding catastrophe losses increased in 2022, as losses are returning to pre-pandemic levels, particularly in automobile lines. The loss and loss expense ratio also increased due to lower favorable prior period development, partially offset by lower catastrophe losses.

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

				% Change
(in millions of U.S. dollars, except for percentages)	2022	2021	2020	2022 vs. 2021		2021 vs. 2020
Net premiums written	$2,907	$2,388	$1,846	21.7%		29.3%
Net premiums earned	2,838	2,338	1,822	21.4%		28.3%
Losses and loss expenses	2,557	1,962	1,544	30.4%		27.1%
Policy acquisition costs	126	124	123	1.4%		1.2%
Administrative expenses	(10)	(3)	9	NM		NM
Underwriting income	165	255	146	(35.4)%		74.1%
Net investment income	36	28	30	26.6%		(4.1)
Other (income) expense	1	1	1	—		—
Amortization of purchased intangibles	26	26	27	—		(0.8)%
Segment income	$174	$256	$148	(32.3)%		73.0%
Loss and loss expense ratio:
CAY loss ratio excluding catastrophe losses	90.5%	81.5%	83.7%	9.0	pts	(2.2)	pts
Catastrophe losses	2.2%	1.7%	2.0%	0.5	pts	(0.3)	pts
Prior period development	(2.6)%	0.7%	(1.0)%	(3.3)	pts	1.7	pts
Loss and loss expense ratio	90.1%	83.9%	84.7%	6.2	pts	(0.8)	pts
Policy acquisition cost ratio	4.4%	5.3%	6.8%	(0.9)	pts	(1.5)	pts
Administrative expense ratio	(0.3)%	(0.1)%	0.5%	(0.2)	pts	(0.6)	pts
Combined ratio	94.2%	89.1%	92.0%	5.1	pts	(2.9)	pts
NM – not meaningful

Catastrophe Losses and Prior Period Development

(in millions of U.S. dollars)	2022	2021	2020
Catastrophe losses	$64	$40	$36
Favorable (unfavorable) prior period development	$61	$(10)	$10
•2022: Hurricane Ian losses, severe weather-related events in the Chubb Agribusiness, and winter storm losses in the U.S.
•2021 and 2020: U.S. flooding, hail, tornados, and wind events.

Refer to Note 7 to the Consolidated Financial Statements for detail on prior period development.

Premiums
Net premiums written increased $519 million, or 21.7 percent, in 2022, primarily due to an increase in MPCI, reflecting higher commodity prices, higher reported acreage from policyholders, and policy count growth, partly offset by a return of premium to the U.S. government in the first quarter of 2022 of $161 million. Under the profit-sharing agreement, we returned additional premiums to the government because of the lower losses experienced in certain states in 2021. This return of premium reduced net premiums written growth in 2022 by 6.7 percentage points.

Net premiums earned increased $500 million, or 21.4 percent, in 2022 reflecting the growth in net premiums written described above.

Underwriting income
Underwriting income decreased $90 million in 2022, reflecting a lower 2022 crop year margin from drought conditions experienced in specific areas, which caused lower yields across spring crops and, to a lesser extent, higher harvest prices.

Combined Ratio
The combined ratio for 2022 was impacted by the return of premium to the U.S. government under the profit-sharing agreement related to the profitable 2021 crop year described above. This prior period development resulted in a reduction to net premiums earned of $161 million and a corresponding reduction to incurred losses, with no net impact to underwriting income.

The loss and loss expense ratio and the CAY loss ratio excluding catastrophe losses increased in 2022, reflecting the lower 2022 crop year margin noted above.

The policy acquisition cost ratio decreased in 2022 primarily due to the favorable impact of higher net premiums earned from MPCI.

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

				% Change
(in millions of U.S. dollars, except for percentages)	2022	2021	2020	2022 vs. 2021		2021 vs. 2020
Net premiums written	$11,060	$10,713	$9,335	3.2%		14.8%
Net premiums written - constant dollars				11.4%		10.6%
Net premiums earned	10,803	10,441	9,285	3.5%		12.5%
Losses and loss expenses	5,252	5,143	5,255	2.1%		(2.1)%
Policy acquisition costs	2,818	2,799	2,568	0.7%		9.0%
Administrative expenses	1,070	1,078	1,034	(0.8)%		4.3%
Underwriting income	1,663	1,421	428	17.1%		232.2%
Net investment income	626	597	534	4.9%		11.9%
Other (income) expense	2	—	13	NM		NM
Amortization of purchased intangibles	57	48	45	19.4%		8.2%
Segment income	$2,230	$1,970	$904	13.2%		118.1%
Loss and loss expense ratio:
CAY loss ratio excluding catastrophe losses	49.4%	50.1%	50.7%	(0.7)	pts	(0.6)	pts
Catastrophe losses	3.3%	3.5%	7.5%	(0.2)	pts	(4.0)	pts
Prior period development	(4.1)%	(4.3)%	(1.6)%	0.2	pts	(2.7)	pts
Loss and loss expense ratio	48.6%	49.3%	56.6%	(0.7)	pts	(7.3)	pts
Policy acquisition cost ratio	26.1%	26.8%	27.7%	(0.7)	pts	(0.9)	pts
Administrative expense ratio	9.9%	10.3%	11.1%	(0.4)	pts	(0.8)	pts
Combined ratio	84.6%	86.4%	95.4%	(1.8)	pts	(9.0)	pts
NM – not meaningful

Catastrophe Losses and Prior Period Development

(in millions of U.S. dollars)	2022	2021	2020
Catastrophe losses	$365	$358	$705
Favorable prior period development	$448	$441	$150
Catastrophe losses were primarily from the following events:
•2022: Hurricane Ian losses, international weather-related events, and storms in Australia.
•2021: Hurricane Ida losses, winter-related storms, international weather-related events, and flooding in Europe.
•2020: COVID-19 pandemic claims; U.S. hurricanes and tropical storms; and international weather-related events.

Refer to Note 7 to the Consolidated Financial Statements for detail on prior period development.

Net Premiums Written by Region					% Change
(in millions of U.S. dollars, except for percentages)	2022	2021	2020	C$ 2021	2022 vs. 2021	C$ 2022 vs. 2021	2021 vs. 2020
Region
Europe, Middle East, and Africa	$5,222	$5,242	$4,247	$4,818	(0.4)%	8.4%	23.4%
Latin America	2,312	2,044	1,928	1,979	13.1%	16.8%	6.1%
Asia Pacific	2,833	2,661	2,368	2,454	6.4%	15.4%	12.4%
Japan	459	520	515	440	(11.7)%	4.2%	0.9%
Other (1)	234	246	277	235	(4.5)%	(0.1)%	(11.4)%
Net premiums written	$11,060	$10,713	$9,335	$9,926	3.2%	11.4%	14.8%

Region	2022 % of Total	2021 % of Total	2020 % of Total
Europe, Middle East, and Africa	47%	49%	45%
Latin America	21%	19%	21%
Asia Pacific	26%	25%	25%
Japan	4%	5%	6%
Other (1)	2%	2%	3%
Net premiums written	100%	100%	100%
(1)     Includes the international supplemental A&H business of Combined Insurance and other international operations including mainland China.

Premiums
Net premiums written increased $347 million in 2022, or $1,134 million on a constant-dollar basis, reflecting growth in commercial lines of 4.3 percent, or 11.8 percent on a constant-dollar basis, and growth in consumer lines of 1.5 percent, or 10.8 percent on a constant-dollar basis.

Our European division increased in 2022, on a constant-dollar basis, supported by both our wholesale and retail divisions. This growth was primarily driven by higher new business, and positive rate increases in commercial lines, including commercial property and casualty lines. Consumer lines increased primarily due to increased travel volume in A&H and high net worth in personal. Additionally, A&H in the prior year was adversely impacted by restrictions resulting from the COVID-19 pandemic.

Latin America increased in 2022, driven by growth in consumer lines, including automobile in personal and travel in A&H. Commercial lines also grew due to exposure increases, positive rate increases, and new business, primarily property.

Asia Pacific increased in 2022, driven by higher new business, higher retention and positive rate increases in commercial lines, including property and casualty, and financial lines, and growth in consumer lines, primarily high net worth and specialty in personal, and travel in A&H. The acquisition of Cigna's business in Asia contributed $74 million (3.0 percentage points in constant dollars) in 2022.

Japan increased in 2022, on a constant-dollar basis, primarily from higher new business in A&H.

Net premiums earned increased $362 million in 2022, or $1,141 million on a constant-dollar basis, reflecting the increase in commercial and consumer net premiums written described above.

Combined Ratio
The loss and loss expense ratio and CAY loss ratio excluding catastrophe losses decreased in 2022, reflecting underlying loss ratio improvement, including earned rate exceeding loss cost trends.

The policy acquisition cost ratio decreased in 2022, primarily due to a change in the mix of business, including less premiums earned from personal lines that have a higher acquisition cost ratio and higher premiums earned from commercial lines that have a lower acquisition cost ratio than consumer lines.

The administrative expense ratio decreased in 2022, reflecting continued expense management control and the favorable impact of higher net premiums earned.

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

				% Change
(in millions of U.S. dollars, except for percentages)	2022	2021	2020	2022 vs. 2021		2021 vs. 2020
Net premiums written	$943	$873	$731	8.0%		19.5%
Net premiums written - constant dollars				9.5%		18.0%
Net premiums earned	922	798	698	15.6%		14.3%
Losses and loss expenses	670	632	435	6.0%		45.2%
Policy acquisition costs	240	200	174	20.0%		15.3%
Administrative expenses	36	35	37	1.7%		(4.5)%
Underwriting income (loss)	(24)	(69)	52	65.7%		NM
Net investment income	281	331	307	(15.2)%		7.7%
Other (income) expense	1	—	2	NM		NM
Segment income	$256	$262	$357	(2.3)%		(26.8)%
Loss and loss expense ratio:
CAY loss ratio excluding catastrophe losses	49.7%	50.7%	49.1%	(1.0)	pts	1.6	pts
Catastrophe losses	20.3%	28.3%	17.0%	(8.0)	pts	11.3	pts
Prior period development	2.6%	0.2%	(3.8)%	2.4	pts	4.0	pts
Loss and loss expense ratio	72.6%	79.2%	62.3%	(6.6)	pts	16.9	pts
Policy acquisition cost ratio	26.1%	25.1%	24.9%	1.0	pts	0.2	pts
Administrative expense ratio	3.9%	4.4%	5.3%	(0.5)	pts	(0.9)	pts
Combined ratio	102.6%	108.7%	92.5%	(6.1)	pts	16.2	pts
NM – not meaningful

Catastrophe Losses and Prior Period Development

(in millions of U.S dollars)	2022	2021	2020
Catastrophe losses	$161	$212	$113
(Unfavorable) favorable prior period development	$(22)	$(3)	$29
Catastrophe losses were primarily from the following events:
•2022: Hurricane Ian losses, and other sever weather-related events in the U.S., Australia, and Canada.
•2021: Hurricane Ida losses, and other sever weather-related events in the U.S., Canada and Europe.
•2020: U.S. hurricanes and tropical storms; U.S. flooding, hail, tornadoes, and wind events; and COVID-19 pandemic claims.

Refer to Note 7 to the Consolidated Financial Statements for detail on prior period development.

Premiums
Net premiums written increased $70 million in 2022, or $82 million on a constant-dollar basis, primarily due to continued growth in the portfolio mainly from new business, favorable premium adjustments and higher catastrophe reinstatement premiums.

Net premiums earned increased $124 million in 2022, primarily reflecting the factors described above and the impact of higher new business written in the prior year for which premiums are earned in the current year.

Combined Ratio
The loss and loss expense ratio decreased in 2022, primarily due to lower catastrophe losses, partially offset by higher unfavorable prior period development. The CAY loss ratio excluding catastrophe losses decreased in 2022 primarily due to a shift in the mix of business.

The policy acquisition cost ratio increased in 2022, primarily due to a shift in the mix of business, partially offset by the impact of the higher reinstatement premiums described above.

The administrative expense ratio decreased in 2022, primarily from the favorable impact of higher net premiums earned.

Overall, the combined ratio decreased in 2022 primarily due to lower catastrophe losses, partially offset by higher unfavorable prior period development. The CAY combined ratio excluding catastrophe losses increased due to a shift in the mix of business, partially offset by higher net premiums earned, which outpaced increases in expenses.

Life Insurance

The Life Insurance segment comprises our international life operations, which commencing in the third quarter of 2022, includes Cigna's A&H and life business in Korea, Taiwan, New Zealand, Hong Kong, and Indonesia, acquired on July 1, 2022. The Life Insurance segment also includes Chubb Tempest Life Re (Chubb Life Re), and the North American supplemental A&H and life business of Combined Insurance. We assess the performance of our life business based on Life Insurance underwriting income, which includes Net investment income and (Gains) losses from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP.

				% Change
(in millions of U.S. dollars, except for percentages)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Net premiums written	$3,643	$2,477	$2,514	47.1%	(1.5)%
Net premiums written - constant dollars				52.0%	(2.8)%
Net premiums earned	3,539	2,402	2,482	47.4%	(3.2)%
Losses and loss expenses	497	740	724	(32.8)%	2.3%
Policy benefits	1,534	707	726	117.2%	(2.7)%
Policy acquisition costs	838	712	766	17.6%	(7.1)%
Administrative expenses	510	333	320	53.5%	3.8%
Net investment income	509	407	385	25.0%	5.6%
Life Insurance underwriting income	669	317	331	111.0%	(4.2)%
Other (income) expense	(45)	(106)	(74)	(57.8)%	42.4%
Amortization of purchased intangibles	10	5	4	112.9%	23.3%
Segment income	$704	$418	$401	68.3%	4.1%

Premiums
Net premiums written increased $1,166 million in 2022, or $1,247 million on a constant-dollar basis. For our International Life operations, net premiums written increased 96.9 percent, primarily due to the acquisition of Cigna's business in Asia, which contributed $1,360 million. In addition, growth from new business in Indonesia and Thailand, was more than offset by lower business in Taiwan and Latin America, principally reflecting non-renewal of certain large account business in Chile. Net premiums written in our North America Combined Insurance business declined 9.1 percent, primarily due to the non-renewal of a large program.

Deposits
The following table presents deposits collected on universal life and investment contracts:

				% Change
(in millions of U.S. dollars, except for percentages)	2022	2021	2020	2022 vs. 2021	C$ 2022 vs. 2021	2021 vs. 2020
Deposits collected on universal life and investment contracts	$1,800	$2,441	$1,559	(26.2)%	(22.3)%	56.6%

Deposits collected on universal life and investment contracts (life deposits) are not reflected as revenues in our Consolidated statements of operations in accordance with GAAP. New life deposits are an important component of production, and although they do not significantly affect current period income from operations, they are key to our efforts to grow our business. Life deposits collected decreased $641 million, or $517 million on a constant-dollar basis, in 2022, primarily in Taiwan, reflecting challenging market conditions for deposit products. Additionally, the prior year benefited from successful sales campaigns in broker and bank channels in Taiwan. Partially offsetting the decline is $91 million from deposits collected from the acquired Cigna business in Asia, primarily in Korea.

Life Insurance segment income
Life Insurance segment income increased $286 million in 2022 from higher underwriting income of $352 million, including $195 million of growth reflecting six months of the acquisition of Cigna's business in Asia, strong performance in Combined Insurance North America reflecting favorable reserve development, and higher net investment income. This increase was partially offset by an adverse non-recurring adjustment of $52 million in 2022 related to Huatai Life, our partially owned insurance entity in China.

Corporate

Corporate results primarily include the results of our non-insurance companies, income and expenses not attributable to reportable segments and loss and loss expenses of asbestos and environmental (A&E) liabilities and certain other non-A&E run-off exposures, including molestation.

				% Change
(in millions of U.S. dollars, except for percentages)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Losses and loss expenses	$363	$572	$435	(36.4)%	31.4%
Administrative expenses	385	365	303	5.6%	20.6%
Underwriting loss	748	937	738	(20.1)%	26.9%
Net investment income (loss)	—	(55)	(87)	NM	(35.6)%
Interest expense	570	492	516	15.9%	(4.7)%
Net realized gains (losses)	(954)	1,160	(499)	NM	NM
Other (income) expense	292	(2,118)	(791)	NM	168.0%
Amortization of purchased intangibles	182	198	203	(7.8)%	(3.2)%
Cigna integration expenses	48	—	—	NM	—
Income tax expense	1,255	1,277	629	(1.7)%	102.9%
Net income (loss)	$(4,049)	$319	$(1,881)	NM	NM
NM – not meaningful
Losses and loss expenses decreased in 2022 primarily due to the inclusion of Boy Scouts of America related abuse claims in 2021. Refer to Note 7 of the Consolidated Financial Statements for further information. Administrative expenses increased in 2022, primarily due to increased spending to support digital growth initiatives.

Cigna integration expenses of $48 million for 2022 principally comprised legal and professional fees and all other costs directly related to the integration activities of the Cigna acquisition. These expenses are one-time in nature and are not related to the on-going business activities of the segments. The Chief Executive Officer does not manage segment results or allocate resources to segments when considering these costs and they are therefore excluded from our definition of segment income.

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

The effect of market movements on our fixed maturities portfolio impacts Net income (through Net realized gains (losses)) when securities are sold, when we write down an asset, or when we record a change to the valuation allowance for expected credit losses. For a further discussion related to how we assess the valuation allowance for expected credit losses and the related impact on Net income, refer to Note 1 e) to the Consolidated Financial Statements. Additionally, Net income is impacted through the reporting of changes in the fair value of equity securities, private equity funds where we own less than three percent, and derivatives, including financial futures, options, swaps, and GLB reinsurance. Changes in unrealized appreciation and depreciation on available for sale securities, resulting from the revaluation of securities held, changes in cumulative foreign currency translation adjustment, unrealized postretirement benefit obligations liability adjustment, and cross-currency swaps designated as hedges for accounting purposes are reported as separate components of Accumulated other comprehensive income (loss) in Shareholders’ equity in the Consolidated balance sheets. The following table presents our net realized and unrealized gains (losses):

	Year Ended December 31
	2022			2021			2020
(in millions of U.S. dollars)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)
Fixed maturities	$(1,049)	$(10,598)	$(11,647)	$3	$(2,919)	$(2,916)	$(281)
Fixed income and investment derivatives	(43)	—	(43)	(72)	—	(72)	81
Public equity
Sales	409	—	409	157	—	157	455
Mark-to-market	(639)	—	(639)	505	—	505	131
Private equity (less than 3 percent ownership)
Mark-to-market	(31)	—	(31)	111	—	111	(32)
Total investment portfolio	(1,353)	(10,598)	(11,951)	704	(2,919)	(2,215)	354
Mark-to-market from variable annuity reinsurance derivative transactions, net of applicable hedges	124	—	124	114	—	114	(310)
Other derivatives	(11)	—	(11)	(8)	—	(8)	1
Foreign exchange	393	(986)	(593)	348	(530)	(182)	(483)
Other	(118)	(80)	(198)	(6)	503	497	(60)
Net gains (losses), pre-tax	$(965)	$(11,664)	$(12,629)	$1,152	$(2,946)	$(1,794)	$(498)
Pre-tax net unrealized losses of $10,598 million in our investment portfolio were principally the result of an increase in interest rates. In addition, there were pre-tax net realized losses of $1,353 million primarily from mark-to-market losses on public and private equities of $670 million. Additionally, there were net losses of $683 million comprising of an increase in the valuation allowance of expected credit losses, impairments on fixed income securities, derivative losses, and losses from sales of fixed maturities, offset by gains from sales of equity securities.
The variable annuity reinsurance derivative transactions consist of changes in the fair value of GLB liabilities and gains or losses on other derivative instruments we maintain that decrease in fair value when the S&P 500 index increases. In 2022, the variable annuity reinsurance derivative transactions resulted in realized gains of $124 million, reflecting a net loss of $63 million, primarily from a decrease in the fair value of the GLB liabilities due to higher interest rates, partially offset by lower global equity markets, and a net realized gain of $187 million related to the other derivative instruments. In 2021, the variable annuity reinsurance derivative transactions resulted in realized gains of $114 million, reflecting a net gain of $316 million, primarily from a decrease in the fair value of the GLB liabilities due to higher global equity markets and higher interest rates, and a net realized loss of $202 million related to the other derivative instruments.

Effective Income Tax Rate
Our effective tax rate (ETR) was 19.1 percent, 13.0 percent, and 15.1 percent in 2022, 2021, and 2020, respectively. Our ETR reflects a mix of income or losses in jurisdictions with a wide range of tax rates, permanent differences between U.S. GAAP and local tax laws, and the impact of discrete items. A change in the geographic mix of earnings could impact our ETR. The increase in the ETR from 2021 to 2022 was due primarily to the impact of discrete items and realized losses as compared to realized gains in lower tax jurisdictions in the prior year.

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
For the Year Ended
December 31, 2022
(in millions of U.S. dollars except for ratios)
Numerator
Losses and loss expenses	A	$10,828	$3,186	$2,557	$5,252	$670	$363	$22,856
Catastrophe losses and related adjustments
Catastrophe losses, net of related adjustments		(961)	(631)	(64)	(365)	(161)	—	(2,182)
Reinstatement premiums collected (expensed) on catastrophe losses		(1)	(2)	—	(3)	55	—	49
Catastrophe losses, gross of related adjustments		(960)	(629)	(64)	(362)	(216)	—	(2,231)
PPD and related adjustments
PPD, net of related adjustments - favorable (unfavorable)		562	186	61	448	(22)	(359)	876
Net premiums earned adjustments on PPD - unfavorable (favorable)		88	—	168	—	—	—	256
Expense adjustments - unfavorable (favorable)		24	—	(2)	—	1	—	23
PPD reinstatement premiums - unfavorable (favorable)		—	—	—	—	(2)	—	(2)
PPD, gross of related adjustments - favorable (unfavorable)		674	186	227	448	(23)	(359)	1,153
CAY loss and loss expense ex CATs	B	$10,542	$2,743	$2,720	$5,338	$431	$4	$21,778
Policy acquisition costs and administrative expenses
Policy acquisition costs and administrative expenses	C	$3,426	$1,348	$116	$3,888	$276	$385	$9,439
Expense adjustments - favorable (unfavorable)		(24)	—	2	—	(1)	—	(23)
Policy acquisition costs and administrative expenses, adjusted	D	$3,402	$1,348	$118	$3,888	$275	$385	$9,416
Denominator
Net premiums earned	E	$17,107	$5,180	$2,838	$10,803	$922		$36,850
Reinstatement premiums (collected) expensed on catastrophe losses		1	2	—	3	(55)		(49)
Net premiums earned adjustments on PPD - unfavorable (favorable)		88	—	168	—	—		256
PPD reinstatement premiums - unfavorable (favorable)		—	—	—	—	(2)		(2)
Net premiums earned excluding adjustments	F	$17,196	$5,182	$3,006	$10,806	$865		$37,055
P&C Combined ratio
Loss and loss expense ratio	A/E	63.3%	61.5%	90.1%	48.6%	72.6%		62.0%
Policy acquisition cost and administrative expense ratio	C/E	20.0%	26.0%	4.1%	36.0%	30.0%		25.6%
P&C Combined ratio		83.3%	87.5%	94.2%	84.6%	102.6%		87.6%
CAY P&C Combined ratio ex CATs
Loss and loss expense ratio, adjusted	B/F	61.3%	52.9%	90.5%	49.4%	49.7%		58.8%
Policy acquisition cost and administrative expense ratio, adjusted	D/F	19.8%	26.0%	3.9%	36.0%	31.8%		25.4%
CAY P&C Combined ratio ex CATs		81.1%	78.9%	94.4%	85.4%	81.5%		84.2%
Combined ratio
Combined ratio								87.6%
Add: impact of gains and losses on crop derivatives								—
P&C Combined ratio								87.6%
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

Net Investment Income

(in millions of U.S. dollars, except for percentages)	2022	2021	2020
Average invested assets	$120,733	$116,475	$109,766
Net investment income (1)	$3,742	$3,456	$3,375
Yield on average invested assets	3.1%	3.0%	3.1%
Market yield on fixed maturities	5.6%	2.3%	1.7%
(1)Includes $41 million, $84 million, and $116 million of amortization expense related to the fair value adjustment of acquired invested assets in 2022, 2021, and 2020, respectively. Excludes investment income from our private equities where we own more than 3 percent interest.

Net investment income is influenced by a number of factors including the amounts and timing of inward and outward cash flows, the level of interest rates, and changes in overall asset allocation. Net investment income increased 8.3 percent in 2022 compared with 2021, primarily due to higher reinvestment rates on fixed maturities, offset by reduced call activity in fixed income securities, and lower income from equity securities and private equities. Refer to Note 1 e) to the Consolidated Financial Statements for additional information.

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

(in millions of U.S. dollars)	2022	2021	2020
Total mark-to-market gain (loss) on private equity, pre-tax	$(250)	$2,115	$714

Interest Expense

Interest expense was $570 million, $492 million, and $516 million for the years ended December 31, 2022, 2021, and 2020, respectively. Interest expense increased in 2022 primarily from the issuance of $600 million of 2.85 percent senior notes and $1,000 million of 3.05 percent senior notes in the fourth quarter of 2021. Additionally, interest expense in 2022 includes interest on $2.0 billion of repurchase agreements issued during the second quarter of 2022 which expired prior to December 31, 2022. Pre-tax interest expense is expected to total $602 million for 2023 based on our existing debt obligations, at current foreign exchange rates, fees from expected usage of certain facilities, including letters of credit, and interest on held collateral and repurchase agreements. Interest on held collateral and repurchase agreements is expected to be higher as a result of rising interest rates. Refer to Note 9 to the Consolidated Financial Statements, under Item 8, for more information.

Amortization of Purchased Intangibles and Other Amortization

Amortization of purchased intangibles
Amortization expense related to purchased intangibles was $285 million, $287 million, and $290 million for the years ended December 31, 2022, 2021, and 2020, respectively. The amortization of purchased intangibles expense in 2023 is expected to be $281 million, or approximately $70 million each quarter. Refer to Note 6 to the Consolidated Financial Statements, under Item 8, for more information on the expected pre-tax amortization expense of purchased intangibles, at current foreign currency exchange rates for the next five years.

At December 31, 2022, the deferred tax liability associated with the Other intangible assets (excluding the fair value adjustment on Unpaid losses and loss expenses) was $1,213 million.

The following table presents at December 31, 2022, the expected reduction to the deferred tax liability associated with the amortization of Other intangible assets, at current foreign currency exchange rates, for the next five years:

For the Years Ending December 31 (in millions of U.S. dollars)	Reduction to deferred tax liability associated with intangible assets
2023	$64
2024	59
2025	55
2026	51
2027	47
Total	$276

Amortization of the fair value adjustment on acquired invested assets and assumed long-term debt
The following table presents at December 31, 2022, the expected amortization expense of the fair value adjustment on acquired invested assets related to the acquisitions of Cigna's business in Asia and Chubb Corp, at current foreign currency exchange rates, and the expected amortization benefit from the fair value adjustment on assumed long-term debt related to the Chubb Corp acquisition for the next five years:

	Amortization (expense) benefit of the fair value adjustment on
For the Years Ending December 31 (in millions of U.S. dollars)	Acquired Cigna invested assets	Acquired Chubb Corp invested assets	Total acquired invested assets (1)	Assumed long-term debt (2)
2023	$35	$(50)	$(15)	$21
2024	32	(16)	16	21
2025	30	—	30	21
2026	28	—	28	21
2027	27	—	27	21
Total	$152	$(66)	$86	$105
(1)    Recorded as an increase (reduction) to Net investment income in the Consolidated statements of operations.
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

The average duration of our fixed income securities, including the effect of options and swaps, was 4.5 years and 4.1 years at December 31, 2022 and 2021, respectively. We estimate that a 100 basis point (bps) increase in interest rates would reduce the valuation of our fixed income portfolio by approximately $4.4 billion at December 31, 2022. The following table shows the fair value and cost/amortized cost, net of valuation allowance, of our invested assets:

	December 31, 2022		December 31, 2021
(in millions of U.S. dollars)	Fair Value	Cost/ Amortized Cost, Net	Fair Value	Cost/ Amortized Cost
Fixed maturities available for sale	$85,220	$93,186	$93,108	$90,479
Fixed maturities held to maturity	8,439	8,848	10,647	10,118
Short-term investments	4,960	4,962	3,146	3,147
Fixed income securities	98,619	106,996	106,901	103,744
Equity securities	827	827	4,782	4,782
Other investments	13,696	13,696	11,169	11,169
Total investments	$113,142	$121,519	$122,852	$119,695

The fair value of our total investments decreased $9.7 billion during the year ended December 31, 2022, reflecting unrealized losses on fixed maturities, principally from rising interest rates and from share repurchases, partially offset by an increase in investments from operating cash flows.

The following tables present the fair value of our fixed income securities at December 31, 2022 and 2021. The first table lists investments according to type and second according to S&P credit rating:

	December 31, 2022		December 31, 2021
(in millions of U.S. dollars, except for percentages)	Fair Value	% of Total	Fair Value	% of Total
U.S. Treasury / Agency	$3,996	4%	$3,458	3%
Corporate and asset-backed securities	38,535	40%	41,264	39%
Mortgage-backed securities	17,202	17%	22,292	21%
Municipal	6,964	7%	9,650	9%
Non-U.S.	26,962	27%	27,091	25%
Short-term investments	4,960	5%	3,146	3%
Total	$98,619	100%	$106,901	100%
AAA	$14,779	15%	$15,364	14%
AA	31,195	32%	35,179	33%
A	18,366	19%	20,171	19%
BBB	16,802	17%	17,362	16%
BB	8,722	9%	9,084	8%
B	8,347	8%	9,202	9%
Other	408	—%	539	1%
Total	$98,619	100%	$106,901	100%

Corporate and asset-backed securities

The following table presents our 10 largest global exposures to corporate bonds by fair value at December 31, 2022:

(in millions of U.S. dollars)	Fair Value
Bank of America Corp	$744
JP Morgan Chase & Co	656
Morgan Stanley	624
Wells Fargo & Co	579
Citigroup Inc	519
Goldman Sachs Group Inc	504
Verizon Communications Inc	438
Comcast Corp	362
HSBC Holdings Plc	341
Anheuser-Busch InBev SA/NV	315

Mortgage-backed securities

The following table shows the fair value and amortized cost, net of valuation allowance, of our mortgage-backed securities:

	S&P Credit Rating					Fair Value	Amortized Cost, Net
December 31, 2022 (in millions of U.S. dollars)	AAA	AA	A	BBB	BB and below	Total	Total
Agency residential mortgage-backed (RMBS)	$7	$14,220	$—	$—	$—	$14,227	$16,044
Non-agency RMBS	479	40	52	36	4	611	701
Commercial mortgage-backed securities	2,042	171	136	12	3	2,364	2,578
Total mortgage-backed securities	$2,528	$14,431	$188	$48	$7	$17,202	$19,323

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

The following table summarizes the fair value and amortized cost, net of valuation allowance, of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. government securities at December 31, 2022:

(in millions of U.S. dollars)	Fair Value	Amortized Cost, Net
Republic of Korea	$1,593	$1,659
Canada	918	982
Taiwan	897	906
Federative Republic of Brazil	583	598
Province of Ontario	568	609
United Mexican States	519	555
Kingdom of Thailand	486	495
Commonwealth of Australia	455	533
United Kingdom	393	433
Province of Quebec	379	404
Other Non-U.S. Government Securities	4,832	5,239
Total	$11,623	$12,413

The following table summarizes the fair value and amortized cost, net of valuation allowance, of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. corporate securities at December 31, 2022:

(in millions of U.S. dollars)	Fair Value	Amortized Cost, Net
United Kingdom	$2,250	$2,467
Canada	1,804	1,946
South Korea	1,220	1,274
France	1,153	1,255
United States (1)	1,075	1,196
Australia	905	1,002
Japan	718	775
Netherlands	503	546
Germany	498	563
Switzerland	469	540
Other Non-U.S. Corporate Securities	4,744	5,164
Total	$15,339	$16,728
(1)     The countries that are listed in the non-U.S. corporate fixed income portfolio above represent the ultimate parent company's country of risk. Non-U.S. corporate securities could be issued by foreign subsidiaries of U.S. corporations.

Below-investment grade corporate fixed income portfolio
Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss from default by the borrower is greater with below-investment grade securities. Below-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than investment grade issuers. At December 31, 2022, our corporate fixed income investment portfolio included below-investment grade and non-rated securities which, in total, comprised approximately 16 percent of our fixed income portfolio. Our below-investment grade and non-rated portfolio includes over 1,700 issuers, with the greatest single exposure being $152 million. We manage high-yield bonds as a distinct and separate asset class from investment grade bonds. The allocation to high-yield bonds is explicitly set by internal management and is targeted to securities in the upper tier of credit quality (BB/B). Our minimum rating for initial purchase is BB/B. Fifteen external investment managers are responsible for high-yield security selection and portfolio construction. Our high-yield managers have a conservative approach to credit selection and very low historical default experience. Holdings are highly diversified across industries and generally subject to a 1.5 percent issuer limit as a percentage of high-yield allocation. We monitor position limits daily through an internal compliance system. Derivative and structured securities (e.g., credit default swaps and collateralized debt obligations) are not permitted in the high-yield portfolio.

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

The following table presents count information for asbestos claims by causative agent and environmental claims by account, for direct policies only:

	Asbestos (by causative agent)		Environmental (by account)
	2022	2021	2022	2021
Open at beginning of year	1,739	1,723	1,230	1,234
Newly reported/reopened	208	191	64	131
Closed or otherwise disposed	152	175	99	135
Open at end of year	1,795	1,739	1,195	1,230

Survival ratios are calculated by dividing the asbestos or environmental loss and allocated loss adjustment expense (ALAE) reserves by the average asbestos or environmental loss and ALAE payments for the three most recent calendar years (3-year survival ratio).

The following table presents the gross and net 3-year survival ratios for Asbestos and Environmental loss and ALAE reserves:

(in years)	Gross loss and ALAE reserves	Net loss and ALAE reserves
Asbestos	4.7	5.1
Environmental	3.3	3.9

The survival ratios provide only a very rough depiction of reserves and are significantly impacted by a number of factors such as aggressive settlement practices, variations in gross to ceded relationships within the asbestos or environmental claims, and levels of coverage provided. Therefore, we urge caution in using these very simplistic ratios to gauge reserve adequacy.

Catastrophe Management

We actively monitor and manage our catastrophe risk accumulation around the world from natural perils, including setting risk limits based on probable maximum loss (PML), and purchasing catastrophe reinsurance, to ensure sufficient liquidity and capital to meet the expectations of regulators, rating agencies and policyholders, and to provide shareholders with an appropriate risk-adjusted return. Chubb uses internal and external data together with sophisticated analytical, catastrophe loss and risk modeling techniques to ensure an appropriate understanding of risk, including diversification and correlation effects, across different product lines and territories. The table below presents our modeled pre-tax estimates of natural catastrophe PML, net of reinsurance, at December 31, 2022, and does not represent our expected catastrophe losses for any one year.

	Modeled Net Probable Maximum Loss (PML) Pre-tax
	Worldwide (1)		U.S. Hurricane (2)		California Earthquake (3)
	Annual Aggregate		Annual Aggregate		Single Occurrence
(in millions of U.S. dollars, except for percentages)	Chubb	% of Total Shareholders’ Equity	Chubb	% of Total Shareholders’ Equity	Chubb	% of Total Shareholders’ Equity
1-in-10	$2,215	4.4%	$1,175	2.3%	$149	0.3%
1-in-100	$4,903	9.7%	$3,188	6.3%	$1,324	2.6%
1-in-250	$8,234	16.3%	$6,256	12.4%	$1,526	3.0%
(1)     Worldwide aggregate is comprised of losses arising from tropical cyclones, convective storms, earthquakes, U.S. wildfires, and floods in the U.S., Canada, and Europe, and excludes "non-modeled" perils such as man-made and other catastrophe risk including pandemic.
(2)     U.S. hurricane losses include losses from wind, storm-surge, and related precipitation-induced flooding.
(3)     California earthquakes include the fire-following sub-peril.

The PML for worldwide and key U.S. peril regions are based on our in-force portfolio at October 1, 2022, and reflect the April 1, 2022, reinsurance program (see Global Property Catastrophe Reinsurance Program section) as well as inuring reinsurance protection coverages. These estimates assume that reinsurance recoverable is fully collectible.

According to the model, for the 1-in-100 return period scenario, there is a one percent chance that our pre-tax annual aggregate losses incurred in any year from U.S. hurricane events could be in excess of $3,188 million (or 6.3 percent of our total shareholders’ equity at December 31, 2022). Effective December 31, 2022, our worldwide PMLs include losses from floods in Canada and Europe. Additionally, U.S. hurricane PMLs include losses from hurricane related precipitation-induced flooding.

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

Terrorism
We offer terrorism coverage in the U.S. and in many other countries through various insurance products. We actively monitor terrorism risk and manage exposures through set risk limits based on modeled losses from certain terrorism attack scenarios, the purchase of reinsurance, and the reliance on government-sponsored terrorism reinsurance programs. In the U.S., certain protections of our terrorism exposure are provided through the Terrorism Risk Insurance Program Reauthorization Act of 2019 (TRIPRA). In 2022, TRIPRA covers 80 percent of insured losses above a deductible, estimated to be approximately $3.0 billion. Refer to “Global Property Catastrophe Reinsurance Program” for information on our reinsurance protection purchased. At our largest exposure location in the U.S., our maximum modeled losses from a 10-ton truck-bomb explosion are estimated to be $1.9 billion pre-tax based on the exposures, net of reinsurance and TRIPRA as of December 31, 2022.

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

Pandemic
An outbreak of pandemic disease, such as the COVID-19 pandemic, could have a materially adverse effect on our results of operations. The vast majority of our property and liability coverages do not provide coverage for pandemic claims. However, we are subject to the potential of aggregation of loss from coverages provided in our life, A&H, and workers' compensation portfolios. We assess our direct pandemic exposure using stress scenarios that consider mortality, morbidity, and other causes of insured loss such as trip cancellation. Our assessment also incorporates the impact of a severe economic downturn which, as stated above under Financial Risk, includes an adverse impact to our investment portfolio and to our insurance products sensitive to certain system-wide financial conditions.

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

Chubb renewed its Global Property Catastrophe Reinsurance Program for our North American and International operations effective April 1, 2022, through March 31, 2023, with no material changes in coverage to the expired program. The program consists of three layers in excess of losses retained by Chubb on a per occurrence basis. In addition, Chubb renewed its terrorism coverage (excluding nuclear, biological, chemical and radiation coverage, with an inclusion of coverage for biological and chemical coverage for personal lines) for the United States from April 1, 2022, through March 31, 2023, with the same limits and retention and percentage placed except that the majority of terrorism coverage is on an aggregate basis above our retentions without a reinstatement.

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

The MPCI program, offered in conjunction with the U.S. Department of Agriculture’s Risk Management Agency (RMA), is a federal subsidized insurance program that covers revenue shortfalls or production losses due to natural causes such as drought, excessive moisture, hail, wind, freeze, insects, and disease. These revenue products are defined as providing both commodity price and yield coverages. Policies are available for various crops in different areas of the U.S. and generally have deductibles ranging from 10 percent to 50 percent of the insured's risk. The USDA's Risk Management Agency (RMA) sets the policy terms and conditions, rates and forms, and is also responsible for setting compliance standards. As a participant in the MPCI program, we report all details of policies to the RMA and are party to a Standard Reinsurance Agreement (SRA). The SRA sets out the relationship between private insurance companies and the Federal Crop Insurance Corporation (FCIC) concerning the terms and conditions regarding the risks each will bear including the pro-rata and state stop-loss provisions, which allows companies to limit the exposure of any one state or group of states on their underwriting results. In addition to the pro-rata and excess of loss reinsurance protections inherent in the SRA, we purchase third-party proportional and stop-loss reinsurance for our MPCI business to reduce our exposure. We may also enter into crop derivative contracts to further manage our risk exposure.

Each year the RMA issues a final SRA for the subsequent reinsurance year (i.e., the 2023 SRA covers the 2023 reinsurance year from July 1, 2022 through June 30, 2023). There were no significant changes in the terms and conditions from the 2022 SRA and therefore, the new SRA does not impact Chubb's outlook on the crop program relative to 2023.

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

To further ensure the sufficiency of funds to settle unforeseen claims, we hold certain invested assets in cash and short-term investments. In addition, for certain insurance, reinsurance, or deposit contracts that tend to have relatively large and reasonably predictable cash outflows, we attempt to establish dedicated portfolios of assets that are duration-matched with the related liabilities. With respect to the duration of our overall investment portfolio, we manage asset durations to both maximize return given current market conditions and provide sufficient liquidity to cover future loss payments. At December 31, 2022, the average duration of our fixed maturities (4.5 years) approximates the average expected duration of our insurance liabilities (4.0 years).

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

The payment of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction, as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies. During 2022, we were able to meet all our obligations, including the payments of dividends on our Common Shares, with our net cash flows.

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions as well as the subsidiary's financial condition are paramount to the dividend decision. Chubb Limited received dividends of $7.5 billion and $3.7 billion from its Bermuda subsidiaries in 2022 and 2021, respectively. Chubb Limited received cash dividends of $32 million and $21 million and non-cash dividends of $348 million and $916 million from a Swiss subsidiary in 2022 and 2021, respectively. Chubb Limited also received dividends of $134 million from its other international subsidiary in 2022.

The U.S. insurance subsidiaries of Chubb INA Holdings Inc. (Chubb INA) may pay dividends, without prior regulatory approval, subject to restrictions set out in state law of the subsidiary's domicile (or, if applicable, commercial domicile). Chubb INA's international subsidiaries are also subject to insurance laws and regulations particular to the countries in which the subsidiaries operate. These laws and regulations sometimes include restrictions that limit the amount of dividends payable without prior approval of regulatory insurance authorities. Chubb Limited received no dividends from Chubb INA in 2022 and 2021. Debt issued by Chubb INA is serviced by statutorily permissible distributions by Chubb INA's insurance subsidiaries to Chubb INA as well as other group resources. Chubb INA received dividends of $2.0 billion and $2.3 billion from its subsidiaries in 2022 and 2021, respectively. At December 31, 2022, the amount of dividends available to be paid to Chubb INA in 2023 from its subsidiaries without prior approval of insurance regulatory authorities totals $3.1 billion.

Cash Flows
Our insurance and reinsurance operations provide liquidity in that premiums are received in advance, sometimes substantially in advance, of the time claims are paid. Generally, cash flows are affected by claim payments that, due to the nature of our operations, may comprise large loss payments on a limited number of claims and which can fluctuate significantly from period to period. The irregular timing of these loss payments can create significant variations in cash flows from operations between periods. For additional information regarding estimates of future claim payments over the next twelve months, refer to our discussion of Cash Requirements within "Capital Resources". Sources of liquidity include cash from operations, routine sales of investments, and financing arrangements. The following is a discussion of our cash flows for 2022, 2021, and 2020.

Operating cash flows reflect Net income for each period, adjusted for non-cash items and changes in working capital. Operating cash flows were $11.2 billion in 2022, compared to $11.1 billion and $9.8 billion in 2021 and 2020, respectively.

Cash used for investing was $5.7 billion in 2022, compared to $6.7 billion and $7.5 billion in 2021 and 2020, respectively. Cash used for investing in 2022 was primarily due to cash paid for the purchase of Cigna's business in Asia of $5.0 billion, net of cash acquired. Excluding this, cash used for investing was lower by $6.0 billion compared to 2021, primarily from cash received from net sales of equity securities and fixed maturities of $1.8 billion compared to net purchases of $3.9 billion, primarily in fixed maturities. In addition, cash used for the acquisitions of Huatai Group ownership interest was lower by $1.0 billion, partially offset by higher private equity contributions, net of distributions received, of $582 million in 2022 compared to 2021.

Cash used for financing was $5.1 billion in 2022, compared to $4.4 billion and $2.1 billion in 2021 and 2020, respectively. The increase of $718 million in 2022 compared to 2021 is principally from repayment of long-term debt of $1.0 billion in the current year, compared to proceeds of $1.6 billion in the prior year, partially offset by lower common shares repurchased of $2.0 billion in 2022. Refer to Note 11 to the Consolidated Financial Statements for additional information on share repurchases.

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

We use repurchase agreements as a low-cost funding alternative. At December 31, 2022, there were $1.4 billion in repurchase agreements outstanding with various maturities over the next two months.

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

Capital Resources

Capital resources consist of funds deployed or available to be deployed to support our business operations.

	December 31	December 31
(in millions of U.S. dollars, except for percentages)	2022	2021
Short-term debt	$475	$999
Long-term debt	14,402	15,169
Trust preferred securities	308	308
Total shareholders’ equity	50,540	59,714
Total capitalization	$65,725	$76,190
Ratio of financial debt to total capitalization	22.6%	21.2%
Ratio of financial debt plus trust preferred securities to total capitalization	23.1%	21.6%

The ratios of financial debt to total capitalization in the table above are higher at December 31, 2022 compared to December 31, 2021 from the decline in shareholders' equity, principally reflecting net unrealized depreciation on investments in the current year compared to net unrealized appreciation in 2021.

Repurchase agreements are excluded from the table above and are disclosed separately from short-term debt in the Consolidated balance sheets. The repurchase agreements are collateralized borrowings where we maintain the right and ability to redeem the collateral on short notice, unlike short-term debt which comprises the current maturities of our long-term debt instruments.

Chubb INA's $1.0 billion of 2.875 percent senior notes due November 2022 was paid upon maturity. Refer to Note 9 to the Consolidated Financial Statements for details about the debt issued and debt redeemed.

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

Securities Repurchases
From time to time, we repurchase shares as part of our capital management program. On July 19, 2021, the Board authorized a one-time incremental share repurchase program of up to $5.0 billion of Chubb Common Shares effective through June 30, 2022. In May 2022, the Board authorized the repurchase of up to $2.5 billion of Chubb Common Shares effective through June 30, 2023, which is the only Board authorization currently in effect.

Share repurchases may be made in the open market, in privately negotiated transactions, block trades, accelerated repurchases and/or through option or other forward transactions. In 2022, 2021, and 2020 we repurchased $3.0 billion, $4.9 billion, and $516 million, respectively, of Common Shares in a series of open market transactions under the Board share repurchase authorizations at an average per share price of $201.96, $175.85, and $143.91, respectively. For the period January 1, 2023 through February 23, 2023, we repurchased 1,633,300 Common Shares for a total of $347 million in a series of open market transactions under the share repurchase program authorization. At February 23, 2023, $1.3 billion in share repurchase authorization remained through June 30, 2023.

Common Shares
Our Common Shares had a par value of CHF 24.15 each at December 31, 2022.

As of December 31, 2022, there were 31,781,758 Common Shares in treasury with a weighted-average cost of $160.88 per share.

Under Swiss law, dividends must be stated in Swiss francs though dividend payments are made by Chubb in U.S. dollars.

At our May 2022 annual general meeting, our shareholders approved an annual dividend for the following year of up to $3.32 per share, expected to be paid in four quarterly installments of $0.83 per share after the annual general meeting by way of distribution from capital contribution reserves, transferred to free reserves for payment. The Board will determine the record and payment dates at which the annual dividend may be paid until the date of the 2023 annual general meeting, and is authorized to abstain from distributing a dividend at its discretion. The first three quarterly installments each of $0.83 per share, have been distributed by the Board as expected.

At our May 2021 annual general meeting, our shareholders approved an annual dividend for the following year of up to $3.20 per share, which was paid in four quarterly installments of $0.80 per share at dates determined by the Board after the annual general meeting by way of distribution from capital contribution reserves, transferred to free reserves for payment.

Dividend distributions on Common Shares amounted to CHF 3.11 ($3.29) per share for the year ended December 31, 2022. Refer to Note 11 to the Consolidated Financial Statements for additional information on our dividends.

Cash Requirements
Our cash requirements within the next twelve months include claims payable to claimants and other routine obligations typical to our business. We also have commitments related to our limited partnerships as well as for the incremental ownership interests in Huatai Group. We expect the cash required to meet these obligations to be primarily generated through a combination of cash on hand, cash from operations, routine sales of investments, and financing arrangements. We believe these sources will be sufficient to meet our anticipated cash requirements for at least the next twelve months, while maintaining sufficient liquidity for normal operating purposes. We believe our financial strength provides us with the flexibility and capacity to obtain available funds externally through debt or equity financing on both a short-term and long-term basis, if necessary. At December 31, 2022, our long-term cash requirements under our various contractual obligations and commitments include:

•Gross loss payments under insurance and reinsurance contracts - We are obligated to pay claims under insurance and reinsurance contracts for specified loss events covered under those contracts. Total cash requirements are not determinable from underlying contracts and must be estimated. Gross loss payments under insurance and reinsurance contracts are estimated at $76.4 billion with $21.7 billion estimated due over the next twelve months. These estimated gross loss payments are inherently uncertain and the amount and timing of actual loss payments are likely to differ from these estimates and the differences could be material. Given the numerous factors and assumptions involved in both estimates of loss reserves and related estimates as to the timing of future loss payments, differences between actual and estimated loss payments will not necessarily indicate a commensurate change in ultimate loss estimates. Refer to Note 7 to the Consolidated Financial Statements for additional information.

•Estimated payments for future policy benefits and GLB - Total estimated payments for future policy benefits and GLB are estimated at $35.9 billion and $1.5 billion, respectively, with a total $2.5 billion estimated due over the next twelve months. These estimated payments, which are not determinable from the contracts, are gross of fees or premiums from the underlying contracts. These estimated payments are higher than the future policy benefits reserves and GLB liability presented on our Consolidated balance sheets which are discounted and are reflected net of fees and premiums due from the underlying contracts. The timing and amount of actual payments may vary from the estimates. Refer to Note 1 j) to the Consolidated Financial Statements for additional information.

•Short-term and Long-term debt, trust preferred securities, and related interest payments - Total obligations for short-term and long-term debt and trust preferred securities maturities are $15.0 billion with $0.5 billion due in March 2023. Interest payments related to these obligations total $6.6 billion with $0.5 billion due over the next twelve months. These estimates are based on current exchange rates. Refer to Note 9 to the Consolidated Financial Statements for additional information.

•Commitments on invested assets - Total obligations for commitments related to our invested assets are $8.2 billion with $1.7 billion due over the next twelve months. Refer to Note 10 to the Consolidated Financial Statements for additional information.

•Pending acquisition - Cash requirements for pending incremental shares in Huatai Group are approximately $0.8 billion, based on current exchange rates, expected to be paid over the next twelve months. The timing of completion is contingent upon important conditions. Refer to Note 2 to the Consolidated Financial Statements for additional information.

•Deposit liabilities - Total obligations for deposit liabilities, including contract holder deposit funds, are $2.6 billion with $102 million due over the next twelve months. Refer to Note 1 l) to the Consolidated Financial Statements for additional information.

•Repurchase agreements - We use repurchase agreements as a low-cost funding alternative. At December 31, 2022, there were $1.4 billion in repurchase agreements outstanding with various maturities over the next two months. Refer to Note 9 to the Consolidated Financial Statements for additional information.

•Operating leases - Total obligations for operating leases are $754 million with $160 million estimated due over the next twelve months. Refer to Note 10 j) to the Consolidated Financial Statements for additional information. As of December 31, 2022, we entered into two separate leases for office space that are not yet recorded on our Consolidated balance sheets and are not included in the total obligations referenced above. The leases are expected to commence in 2023 and 2025 with initial terms of approximately 21 years and 23 years, respectively. Total cash requirements are estimated at approximately $1.2 billion over the terms of these two leases.

Ratings

Chubb Limited and its subsidiaries are assigned credit and financial strength (insurance) ratings from internationally recognized rating agencies, including S&P, A.M. Best, Moody's, and Fitch. The ratings issued on our companies by these agencies are announced publicly and are available directly from the agencies. Our Internet site (investors.chubb.com, under Financials/Financial Strength Rating) also contains some information about our ratings, but such information on our website is not incorporated by reference into this report.

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

The following table presents the condensed balance sheets of Chubb Limited and Chubb INA Holdings Inc., after elimination of investment in any non-guarantor subsidiary:

	Chubb Limited (Parent Guarantor)		Chubb INA Holdings Inc. (Subsidiary Issuer)
	December 31		December 31
(in millions of U.S. dollars)	2022	2021	2022	2021
Assets
Investments	$—	$—	$135	$149
Cash	40	1	2	580
Due from parent guarantor/subsidiary issuer	2	2	586	348
Due from subsidiaries that are not issuers or guarantors	1,791	1,805	598	526
Other assets	16	16	2,264	1,667
Total assets	$1,849	$1,824	$3,585	$3,270
Liabilities
Due to parent guarantor/subsidiary issuer	$586	$348	$2	$2
Due to subsidiaries that are not issuers or guarantors	248	241	1,710	1,647
Affiliated notional cash pooling programs	252	8	1,496	—
Short-term debt	—	—	475	999
Long-term debt	—	—	14,402	15,169
Trust preferred securities	—	—	308	308
Other liabilities	616	363	1,305	1,803
Total liabilities	1,702	960	19,698	19,928
Total shareholders’ equity	147	864	(16,113)	(16,658)
Total liabilities and shareholders’ equity	$1,849	$1,824	$3,585	$3,270
The following table presents the condensed statements of operations and comprehensive income of Chubb Limited and Chubb INA Holdings Inc., excluding equity in earnings from non-guarantor subsidiaries:

Year Ended December 31, 2022	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)
(in millions of U.S. dollars)
Net investment income (loss)	$1	$(12)
Net realized gains (loss)	29	111
Administrative expenses	113	(86)
Interest (income) expense	(53)	531
Other (income) expense	(48)	79
Cigna integration expenses	10	1
Income tax expense (benefit)	18	(701)
Net income (loss)	$(10)	$275
Comprehensive income (loss)	$(10)	$67

Credit Facilities

As our Bermuda subsidiaries are non-admitted insurers and reinsurers in the U.S., the terms of certain U.S. insurance and reinsurance contracts require them to provide collateral, which can be in the form of letters of credit (LOCs). LOCs may also be used for general corporate purposes.

Should the need arise, we generally have access to capital markets and to credit facilities. In October 2022, we consolidated three syndicated facilities into a new group syndicated credit facility with increased capacity expiring in October 2027. Our letter of credit capacity for the new and existing facilities is $4.0 billion, $3.0 billion of which can be used for revolving credit. At December 31, 2022, our usage under these facilities was $1.4 billion in LOCs. Our access to credit under these facilities is dependent on the ability of the banks that are a party to the facilities to meet their funding commitments. Should the existing credit providers on these facilities experience financial difficulty, we may be required to replace credit sources, possibly in a difficult market. If we cannot obtain adequate capital or sources of credit on favorable terms, on a timely basis, or at all, our business, operating results, and financial condition could be adversely affected. To date, we have not experienced difficulty accessing our credit facilities or establishing additional facilities when needed.

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

The facilities noted above require that we maintain certain financial covenants, all of which have been met at December 31, 2022. These covenants include:

(i)a minimum consolidated net worth of not less than $41.959 billion; and
(ii)a ratio of consolidated debt to total capitalization of not greater than 0.35 to 1.

At December 31, 2022, (a) the minimum consolidated net worth requirement under the covenant described in (i) above was $41.959 billion and our actual consolidated net worth as calculated under that covenant was $60.7 billion and (b) our ratio of debt to total capitalization, as calculated under the covenant which excludes the fair value adjustment of debt acquired through the Chubb Corp acquisition, was 0.22 to 1, which is below the maximum debt to total capitalization ratio of 0.35 to 1 as described in (ii) above.

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

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Market Sensitive Instruments and Risk Management
Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. We are exposed to potential losses from various market risks including changes in interest rates, equity prices, and foreign currency exchange rates. Further, through writing the GLB and GMDB products, we are exposed to volatility in the equity and credit markets, as well as interest rates. Our investment portfolio consists primarily of fixed income securities, denominated in both U.S. dollars and foreign currencies, which are sensitive to changes in interest rates and foreign currency exchange rates. The majority of our fixed income portfolio is classified as available for sale. The effect of market movements on our fixed maturities portfolio impacts Net income (through Net realized gains (losses)) when securities are sold, when we write down an asset, or when we record a change to the allowance for expected credit losses. Changes in interest rates and foreign currency exchange rates will have an immediate effect on Shareholders' equity and Comprehensive income and, in certain instances, Net income. From time to time, we also use derivative instruments such as futures, options, swaps, and foreign currency forward contracts to manage the duration of our investment portfolio and foreign currency exposures and also to obtain exposure to a particular financial market. At December 31, 2022 and 2021, our notional exposure to derivative instruments was $9.8 billion and $20.0 billion, respectively. These instruments are recognized as assets or liabilities in our Consolidated Financial Statements and are sensitive to changes in interest rates, foreign currency exchange rates, and equity security prices. As part of our investing activities, from time to time we purchase to be announced mortgage backed securities (TBAs). Changes in the fair value of TBAs are included in Net realized gains (losses) and, therefore, have an immediate effect on both our Net income and Shareholders' equity.

We seek to mitigate market risk using a number of techniques, including maintaining and managing the assets and liabilities of our international operations consistent with the foreign currencies of the underlying insurance and reinsurance businesses, thereby limiting exchange rate risk to net assets denominated in foreign currencies. From time-to-time, we use derivatives to hedge planned cross border transactions and, beginning in September 2022, we designated certain derivatives to hedge foreign currency risk on our euro denominated debt and exposure in the net investments of certain foreign subsidiaries.

The following is a discussion of our primary market risk exposures at December 31, 2022. Except hedging certain non-U.S. net asset or liability positions discussed above, our policies to address these risks in 2022 were not materially different from 2021. We do not currently anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

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

The following table presents the impact at December 31, 2022 and 2021, on the fair value of our fixed income portfolio of a hypothetical increase in interest rates of 100 bps applied instantly across the U.S. yield curve (an immediate time horizon was used as this presents the worst case scenario):

(in billions of U.S. dollars, except for percentages)	2022	2021
Fair value of fixed income portfolio	$98.6	$106.9
Pre-tax impact of 100 bps increase in interest rates:
Decrease in dollars	$4.4	$4.4
As a percentage of total fixed income portfolio at fair value	4.5%	4.1%

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

The following table presents the impact at December 31, 2022 and 2021, on the fair value of our debt obligations of a hypothetical decrease in interest rates of 100 bps applied instantly across the U.S. yield curve (an immediate time horizon was used as this presents the worst case scenario):

(in millions of U.S. dollars, except for percentages)	2022	2021
Fair value of debt obligations, including repurchase agreements	$14,770	$19,733
Pre-tax impact of 100 bps decrease in interest rates:
Increase in dollars	$1,085	$1,799
As a percentage of total debt obligations at fair value	7.4%	9.1%

Foreign currency management
As a global company, Chubb entities transact business in multiple currencies. Our policy is to generally match assets, liabilities and required capital for each individual jurisdiction in local currency, which would include the use of derivatives.

The following table summarizes the unhedged portion of net assets (liabilities) in non-U.S. currencies at December 31, 2022 and 2021:

		2022		2021	2022 vs. 2021 % change in exchange rate per USD
(in millions of U.S. dollars, except for percentages)	Value of net assets (liabilities)	Exchange rate per USD	Value of net assets (liabilities)	Exchange rate per USD
Korean won (KRW) (x100)	$5,333	0.0793	$805	0.0840	(5.6)%
Chinese yuan renminbi (CNY) (1)	4,664	0.1450	3,519	0.1573	(7.9)%
Canadian dollar (CAD)	2,166	0.7378	2,624	0.7914	(6.8)%
Australian dollar (AUD)	1,269	0.6813	1,347	0.7263	(6.2)%
New Taiwan dollar (TWD)	880	0.0325	359	0.0361	(10.0)%
Mexican peso (MXN)	801	0.0513	728	0.0487	5.3%
Brazilian real (BRL)	624	0.1892	577	0.1795	5.4%
Baht (THB)	522	0.0289	413	0.0301	(4.0)%
British pound sterling (GBP)	486	1.2083	2,333	1.3532	(10.7)%
Euro (EUR) (2)	(2,006)	1.0705	(3,013)	1.1370	(5.8)%
Other foreign currencies	2,106	various	2,840	various	NM
Value of unhedged portion of net assets denominated in foreign currencies (3)	$16,845		$12,532
As a percentage of total net assets	33.3%		21.0%
Pre-tax decrease to Shareholders' equity of a hypothetical 10 percent strengthening of the USD	$1,531		$1,139
NM – not meaningful
(1)     Includes deposits relating to purchases of incremental ownership interests in Huatai Group.
(2)     Includes unhedged portion of euro denominated debt of $3.0 billion and net assets of $1.0 billion in 2022, and $4.9 billion and $1.9 billion, respectively, in 2021. Excludes hedged euro denominated debt of $1.6 billion in 2022 and none in 2021.
(3)     The unhedged net assets denominated in foreign currencies comprised goodwill and other intangible assets of approximately 37 percent and 45 percent at December 31, 2022 and 2021, respectively.

In September 2022, Chubb entered into certain cross-currency swaps designated as fair value hedges and net investment hedges for foreign currency exposure associated with portions of our euro denominated debt and the net investment in certain foreign subsidiaries, respectively. These cross-currency swaps are agreements under which two counterparties exchange principal and interest payments in different currencies at a future date.

The objective of the fair value cross-currency swaps is to hedge euro 1.5 billion of the foreign currency risk on our euro denominated debt by converting cash flows back into the U.S dollar. The objective of the net investment cross-currency swaps is to hedge the foreign currency exposure in the net investments of certain foreign subsidiaries by converting cash flows from U.S. dollar to the British pound sterling (GBP 957 million), Japanese yen (JPY 43 billion), and Swiss franc (CHF 96 million). The hedged risk is designated as the foreign currency exposure arising between the functional currency of the foreign subsidiary and the functional currency of its parent entity. For additional information refer to Note 10 to the Consolidated Financial Statements.

Net asset exposure is higher in 2022 compared to 2021, reflecting the acquisition of Cigna's business in Asia, with net assets principally denominated in KRW. This is partially offset by the strengthening of the U.S. dollar against most foreign currencies during 2022.

Effective April 1, 2022, Turkey was designated as a highly inflationary economy and therefore we changed the functional currency for our Turkish operations from Turkish lira to the U.S. dollar. Our net assets denominated in the Turkish lira represented less than 0.1% of consolidated shareholders' equity. Therefore, this change in functional currency of our Turkish operations did not have a material impact on our financial condition or results of operations.

Reinsurance of GMDB and GLB guarantees
Chubb views its variable annuity reinsurance business, including guaranteed living benefits (GLB) and guaranteed living death benefits (GMDB), as having a similar risk profile to that of catastrophe reinsurance with the probability of long-term economic loss relatively small, at the time of pricing. Adverse changes in market factors and policyholder behavior will have an impact on both realized gains (losses) and net income. When evaluating these risks, we expect to be compensated for taking both the risk of a cumulative long-term economic net loss, as well as the short-term accounting variations caused by these market movements. Therefore, we evaluate this business in terms of its long-term economic risk and reward.

Effective January 1, 2023, we adopted new U.S. GAAP accounting guidance for long-duration contracts that affects the accounting for GMDB and GLB liabilities, collectively referred to as market risk benefits (MRB). Under the new accounting guidance, MRB will be measured at fair value using a valuation model based on current exposures, market data, our experience, and other factors. Upon adoption of this accounting guidance, changes in fair value will be recorded to Market risk benefits gains (losses) in the Consolidated statements of operations, except for the change in fair value due to a change in the instrument-specific credit risk which will be recognized in Other comprehensive income. Previously, only the GLB were measured at fair value. The quantitative disclosures below reflect the market risk sensitivities under this new accounting guidance effective for 2023 reporting periods.

The tables below are estimates of the sensitivities to instantaneous changes in economic inputs (e.g., equity shock, interest rate shock, etc.) at December 31, 2022, of both the fair value of the MRB liability (FVL) and the fair value of specific derivative instruments held (hedge value) to partially offset the risk in the variable annuity guarantee reinsurance portfolio. The following assumptions should be considered when using the below tables:

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
•The hedge sensitivity is from December 31, 2022, market levels and only applicable to the equity and interest rate sensitivities table below.
•The sensitivities do not scale linearly and may be proportionally greater for larger movements in the market factors. Actual sensitivity of our net income may differ from those disclosed in the tables below due to fluctuations in short-term market movements.

Sensitivities to equity and interest rate movements
(in millions of U.S. dollars)		Worldwide Equity Shock
Interest Rate Shock		+10%	Flat	-10%	-20%	-30%	-40%
+100 bps	(Increase)/decrease in FVL	$304	$199	$72	$(90)	$(302)	$(552)
	Increase/(decrease) in hedge value	(91)	—	91	181	272	362
	Increase/(decrease) in net income	$213	$199	$163	$91	$(30)	$(190)
Flat	(Increase)/decrease in FVL	$124	$—	$(155)	$(357)	$(596)	$(874)
	Increase/(decrease) in hedge value	(91)	—	91	181	272	362
	Increase/(decrease) in net income	$33	$—	$(64)	$(176)	$(324)	$(512)
-100 bps	(Increase)/decrease in FVL	$(99)	$(249)	$(443)	$(671)	$(938)	$(1,240)
	Increase/(decrease) in hedge value	(91)	—	91	181	272	362
	Increase/(decrease) in net income	$(190)	$(249)	$(352)	$(490)	$(666)	$(878)

Sensitivities to Other Economic Variables		AA-rated Credit Spreads		Interest Rate Volatility		Equity Volatility
(in millions of U.S. dollars)		+100 bps	-100 bps	+2%	-2%	+2%	-2%
(Increase)/decrease in FVL		$56	$(63)	$(2)	$2	$(15)	$14
Increase/(decrease) in net income		$56	$(63)	$(2)	$2	$(15)	$14

Variable Annuity Net Amount at Risk
All our VA reinsurance treaties include annual or aggregate claim limits and many include an aggregate deductible which limit the net amount at risk under these programs. The tables below present the net amount at risk at December 31, 2022, following an immediate change in equity market levels, assuming all global equity markets are impacted equally.

a) Reinsurance covering the GMDB risk only

	Equity Shock
(in millions of U.S. dollars)	+20%	Flat	-20%	-40%	-60%	-80%
GMDB net amount at risk	$275	$468	$731	$817	$746	$620
Claims at 100% immediate mortality	158	163	156	145	131	118

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

b) Reinsurance covering the GLB risk only

	Equity Shock
(in millions of U.S. dollars)	+20%	Flat	-20%	-40%	-60%	-80%
GLB net amount at risk	$1,059	$1,442	$2,074	$2,504	$2,878	$3,085

The treaty claim limits cause the net amount at risk to increase at a declining rate as equity markets fall.

c) Reinsurance covering both the GMDB and GLB risks on the same underlying policyholders

	Equity Shock
(in millions of U.S. dollars)	+20%	Flat	-20%	-40%	-60%	-80%
GMDB net amount at risk	$51	$61	$72	$82	$90	$96
GLB net amount at risk	433	537	660	783	901	909
Claims at 100% immediate mortality	32	32	32	32	32	32
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

ITEM 9A. Controls and Procedures
Chubb’s management, with the participation of Chubb’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Chubb’s disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as of December 31, 2022. Based upon that evaluation, Chubb’s Chief Executive Officer and Chief Financial Officer concluded that Chubb’s disclosure controls and procedures are effective in allowing information required to be disclosed in reports filed under the Securities Exchange Act of 1934 to be recorded, processed, summarized, and reported within time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to Chubb’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

On July 1, 2022, we acquired the personal accident, supplemental health, and life insurance business of Cigna in several Asian markets (Cigna Asia business). As of and for the year ended December 31, 2022, Cigna's Asia business represented approximately 3 percent of consolidated revenues and 3 percent of total assets. We currently exclude, and are in the process of working to incorporate, Cigna's Asia business in our evaluation of internal controls over financial reporting, and related disclosure controls and procedures.

Other than working to incorporate Cigna's Asia business as noted above, there have been no changes in Chubb's internal controls over financial reporting during the three months ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, Chubb's internal controls over financial reporting. Chubb's management report on internal control over financial reporting is included on page F-3 and PricewaterhouseCoopers LLP's audit report is included on pages F-4, F-5, and F-6.

ITEM 9B. Other Information
On February 23, 2023, the Board of Directors (Board) amended the Organizational Regulations of Chubb Limited (Company). The amendments clarify the Lead Director’s ability to convene Board meetings; set the agenda for executive sessions; propose matters for Board consideration; provide input on Board design and organization; lead the Board’s review of the performance evaluation and CEO compensation determination; and personally conduct individual director evaluations. The amendments also incorporate certain updates to Swiss corporate law relating to Swiss-required Board duties and responsibilities, enable circular resolutions to be passed by electronic signature, and make additional other editorial changes. A copy of the amended and restated Organizational Regulations is attached hereto as Exhibit 3.2 and incorporated herein by reference.

Additionally, on February 22, 2023, Mary Cirillo and Luis Téllez, members of the Board of the Company, each informed the Company of their respective decision to retire from the Board and not to stand for re-election at the Company’s 2023 Annual

General Meeting (Annual Meeting), which is scheduled to occur in May 2023. The decisions of Ms. Cirillo and Mr. Téllez were in each case not the result of any disagreement with the Company.

Ms. Cirillo is currently the Chair of the Board’s Nominating & Governance Committee and a member of each of the Compensation Committee and Executive Committee. Mr. Téllez is currently a member of the Audit Committee. Each will remain on the Board and a member of their respective committees until the Annual Meeting.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Item not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information pertaining to this item is incorporated by reference to the sections entitled “Agenda Item 5 - Election of the Board of Directors”, “Corporate Governance - The Board of Directors - Director Nomination Process”, and “Corporate Governance - The Committees of the Board - Audit Committee” of the definitive proxy statement for the 2023 Annual General Meeting of Shareholders which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A. Also incorporated herein by reference is the text under the caption “Information about our Executive Officers” appearing at the end of Part I Item 1 of the Annual Report on Form 10-K.

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

ITEM 11. Executive Compensation

This item is incorporated by reference to the sections entitled “Executive Compensation”, “Compensation Committee Report” and “Director Compensation” of the definitive proxy statement for the 2023 Annual General Meeting of Shareholders which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents securities authorized for issuance under equity compensation plans at December 31, 2022:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights (3)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	10,410,278	$146.81	16,039,112
Equity compensation plans not approved by security holders (2)	22,982

(1) These totals include securities available for future issuance under the following plans:
(i) Chubb Limited 2016 Long-Term Incentive Plan, as amended and restated (Amended 2016 LTIP). A total of 32,900,000 shares are authorized to be issued pursuant to awards made as options, stock appreciation rights, stock units, performance shares, performance units, restricted stock, and restricted stock units. The maximum number of shares that may be delivered to participants and their beneficiaries under the Amended 2016 LTIP shall be equal to the sum of: (x) 32,900,000 shares of stock; and (y) any shares of stock that have not been delivered pursuant to the ACE LTIP (as defined in clause (ii) of this footnote (1) below) and remain available for grant pursuant to the ACE LTIP, including shares of stock represented by awards granted under the ACE LTIP that are forfeited, expire or are canceled after the effective date of the Amended 2016 LTIP without delivery of shares of stock or which result in the forfeiture of the shares of stock back to the Company to the extent that such shares would have been added back to the reserve under the terms of the ACE LTIP. As of December 31, 2022, a total of 8,011,047 option awards and 798,660 restricted stock unit awards are outstanding, and 15,223,940 shares remain available for future issuance under this plan.

(ii) ACE Limited 2004 Long-Term Incentive Plan (ACE LTIP). As of December 31, 2022, a total of 2,365,986 option awards are outstanding. No additional grants will be made pursuant to the ACE LTIP.

(iii) Chubb Corporation Long-Term Incentive Plan (2014) (Chubb Corp. LTIP). As of December 31, 2022, a total of 33,245 option awards and 25,862 deferred stock unit awards are outstanding. No additional grants will be made pursuant to the Chubb Corp. LTIP.

(iv) ESPP. A total of 6,500,000 shares are authorized for purchase at a discount. As of December 31, 2022, 815,172 shares remain available for future issuance under this plan.

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

(3) Weighted-average exercise price excludes shares issuable under performance unit awards and restricted stock unit awards.

Additional information is incorporated by reference to the section entitled "Information About Our Share Ownership" of the definitive proxy statement for the 2023 Annual General Meeting of Shareholders which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

ITEM 13. Certain Relationships and Related Transactions and Director Independence

This item is incorporated by reference to the sections entitled “Corporate Governance - What Is Our Related Party Transactions Approval Policy And What Procedures Do We Use To Implement It?”, “Corporate Governance - What Related Party Transactions Do We Have?”, and “Corporate Governance - The Board of Directors - Director Independence” of the definitive proxy statement for the 2023 Annual General Meeting of Shareholders which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

ITEM 14. Principal Accounting Fees and Services

This item is incorporated by reference to the section entitled “Agenda Item 4 – Election of Auditors – 4.2 – Ratification of appointment of PricewaterhouseCoopers LLP (United States) as independent registered public accounting firm for purposes of U.S. securities law reporting” of the definitive proxy statement for the 2023 Annual General Meeting of Shareholders which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a)Financial Statements, Schedules, and Exhibits

Page
1.	Consolidated Financial Statements
–	Management's Responsibility for Financial Statements and Internal Control over Financial Reporting	F-3
–	Report of Independent Registered Public Accounting Firm	F-4
–	Consolidated Balance Sheets at December 31, 2022 and 2021	F-7
–	Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2022, 2021, and 2020	F-8
–	Consolidated Statements of Shareholders' Equity for the years ended December 31, 2022, 2021, and 2020	F-9
–	Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021, and 2020	F-10
–	Notes to Consolidated Financial Statements	F-11
2.	Financial Statement Schedules
–	Schedule I - Summary of Investments - Other Than Investments in Related Parties at December 31, 2022	F-98
–	Schedule II - Condensed Financial Information of Registrant (Parent Company Only) at December 31, 2022 and 2021, and for the years ended December 31, 2022, 2021, and 2020	F-99
–	Schedule IV - Supplemental Information Concerning Reinsurance for the years ended December 31, 2022, 2021, and 2020	F-101
–	Schedule VI - Supplementary Information Concerning Property and Casualty Operations as of and for the years ended December 31, 2022, 2021, and 2020	F-102

Other schedules have been omitted as they are not applicable to Chubb, or the required information has been included in the Consolidated Financial Statements and related notes.
3.	Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
3.1	Articles of Association of the Company, as amended and restated	8-K	3.1	August 9, 2022

3.2	Organizational Regulations of the Company as amended				X

4.1	Articles of Association of the Company, as amended and restated	8-K	4.1	August 9, 2022

4.2	Organizational Regulations of the Company as amended				X

4.3	Specimen share certificate representing Common Shares	8-K	4.3	July 18, 2008

4.4	Indenture, dated March 15, 2002, between ACE Limited and Bank One Trust Company, N.A.	8-K	4.1	March 22, 2002

4.5	Senior Indenture, dated August 1, 1999, among ACE INA Holdings, Inc., ACE Limited and Bank of New York Mellon Trust Company, N.A. (as successor), as trustee	S-3 ASR	4.4	December 10, 2014

4.6	Indenture, dated November 30, 1999, among ACE INA Holdings, Inc. and Bank One Trust Company, N.A., as trustee	10-K	10.38	March 29, 2000

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
4.7	Indenture, dated December 1, 1999, among ACE INA Holdings, Inc., ACE Limited and Bank One Trust Company, National Association, as trustee	10-K	10.41	March 29, 2000

4.8	Amended and Restated Trust Agreement, dated March 31, 2000, among ACE INA Holdings, Inc., Bank One Trust Company, National Association, as property trustee, Bank One Delaware Inc., as Delaware trustee and the administrative trustees named therein	10-K	4.17	March 16, 2006

4.9	Common Securities Guarantee Agreement, dated March 31, 2000	10-K	4.18	March 16, 2006

4.10	Capital Securities Guarantee Agreement, dated March 31, 2000	10-K	4.19	March 16, 2006

4.11	Form of 2.70 percent Senior Notes due 2023	8-K	4.1	March 13, 2013

4.12	Form of 4.15 percent Senior Notes due 2043	8-K	4.2	March 13, 2013

4.13	First Supplemental Indenture dated as of March 13, 2013 to the Indenture dated as of August 1, 1999 among ACE INA Holdings, Inc., as Issuer, ACE Limited, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Successor Trustee	8-K	4.3	March 13, 2013

4.14	Form of 3.35 percent Senior Notes due 2024	8-K	4.1	May 27, 2014

4.15	Form of 3.150 percent Senior Notes due 2025	8-K	4.1	March 16, 2015

4.16	Form of 2.875 percent Senior Notes due 2022	8-K	4.2	November 3, 2015

4.17	Form of 3.35 percent Senior Notes due 2026	8-K	4.3	November 3, 2015

4.18	Form of 4.35 percent Senior Notes due 2045	8-K	4.4	November 3, 2015

4.19	First Supplemental Indenture to the Chubb Corp Senior Indenture dated as of January 15, 2016 to the Indenture dated as of October 25, 1989 among ACE INA Holdings, Inc., as Successor Issuer, ACE Limited, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	4.1	January 15, 2016

4.20	Chubb Corp Senior Indenture (incorporated by reference to Exhibit 4(a) to Chubb Corp's Registration Statement on Form S-3 filed on October 27, 1989) (File No. 33-31796)	S-3	4(a)	October 27, 1989

4.21	Chubb Corp Junior Subordinated Indenture (incorporated by reference to Exhibit 4.1 to Chubb Corp's Current Report on Form 8-K filed on March 30, 2007) (File No. 001-08661)	8-K	4.1	March 30, 2007

4.22	Form of 6.80 percent Chubb Corp Debentures due 2031 (incorporated by reference to Exhibit 4(a) to Chubb Corp's Registration Statement on Form S-3 filed on October 27, 1989) (File No. 33-31796)	S-3	4(a)	October 27, 1989

4.23	Form of 6.00 percent Chubb Corp Senior Notes due 2037 (incorporated by reference to Exhibit 4.1 to Chubb Corp's Current Report on Form 8-K filed on May 11, 2007) (File No. 001-08661)	8-K	4.1	May 11, 2007

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
4.24	Form of 6.50 percent Chubb Corp Senior Notes due 2038 (incorporated by reference to Exhibit 4.2 to Chubb Corp's Current Report on Form 8-K filed on May 6, 2008) (File No. 001-08661)	8-K	4.2	May 6, 2008

4.25	Procedures regarding the registration of shareholders in the share register of Chubb Limited	10-K	4.32	February 28, 2017

4.26	Form of Officer's Certificate related to the 1.550% Senior Notes due 2028 and 2.500% Senior Notes due 2038	8-K	4.1	March 6, 2018

4.27	Form of Global Note for the 1.550% Senior Notes due 2028	8-K	4.2	March 6, 2018

4.28	Form of Global Note for the 2.500% Senior Notes due 2038	8-K	4.3	March 6, 2018

4.29	Form of Officer's Certificate related to the 0.875% Senior Notes due 2027 and 1.400% Senior Notes due 2031	8-K	4.1	June 17, 2019

4.30	Form of Global Note for the 0.875% Senior Notes due 2027	8-K	4.2	June 17, 2019

4.31	Form of Global Note for the 1.400% Senior Notes due 2031	8-K	4.3	June 17, 2019

4.32	Form of Officer’s Certificate related to the 0.300% Senior Notes due 2024 and 0.875% Senior Notes due 2029	8-K	4.1	December 5, 2019

4.33	Form of Global Note for the 0.300% Senior Notes due 2024	8-K	4.2	December 5, 2019

4.34	Form of Global Note for the 0.875% Senior Notes due 2029	8-K	4.3	December 5, 2019

4.35	Form of Officer's Certificate related to the 1.375% Senior Notes due 2030	8-K	4.1	September 17, 2020

4.36	Form of Global Note for the 1.375% Senior Notes due 2030	8-K	4.2	September 17, 2020

4.37	Form of Officer’s Certificate related to the 2.850% Senior Notes due 2051 and the 3.050% Senior Notes due 2061	8-K	4.1	November 18, 2021

4.38	Form of Global Note for the 2.850% Senior Notes due 2051	8-K	4.2	November 18, 2021

4.39	Form of Global Note for the 3.050% Senior Notes due 2061	8-K	4.3	November 18, 2021

4.40	Description of the Registrant's Securities				X

10.1*	Form of Indemnification Agreement between the Company and the directors of the Company, dated August 13, 2015	10-K	10.1	February 26, 2016

10.2	Credit Agreement for $1,000,000,000 Senior Unsecured Letter of Credit Facility, dated as of November 6, 2012, among ACE Limited, and certain subsidiaries and Wells Fargo Bank, National Association as Administrative Agent, the Swingline Bank and an Issuing Bank	10-K	10.13	February 28, 2013

10.3*	Employment Terms dated October 29, 2001, between ACE Limited and Evan Greenberg	10-K	10.64	March 27, 2003

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
10.4*	Employment Terms dated April 10, 2006, between ACE and John Keogh	10-K	10.29	February 29, 2008

10.5*	Executive Severance Agreement between ACE and John Keogh	10-K	10.30	February 29, 2008

10.6*	ACE Limited Executive Severance Plan as amended effective May 18, 2011	10-K	10.21	February 24, 2012

10.7*	Form of employment agreement between the Company (or subsidiaries of the Company) and executive officers of the Company to allocate a percentage of aggregate salary to the Company (or subsidiaries of the Company)	8-K	10.1	July 16, 2008

10.8*	Outside Directors Compensation Parameters	10-K	10.8	February 24, 2022

10.9*	ACE Limited Elective Deferred Compensation Plan (as amended and restated effective January 1, 2005)	10-K	10.24	March 16, 2006

10.10*	Aircraft Time Sharing Agreement, dated as of September 19, 2022, between Chubb INA Holdings Inc. and Evan G. Greenberg [certain information omitted]	10-Q	10.1	October 28, 2022

10.11*	ACE USA Officer Deferred Compensation Plan (as amended through January 1, 2001)	10-K	10.25	March 16, 2006

10.12*	ACE USA Officer Deferred Compensation Plan (as amended and restated effective January 1, 2011)	10-Q	10.7	October 30, 2013

10.13*	ACE USA Officer Deferred Compensation Plan (as amended and restated effective January 1, 2009)	10-K	10.36	February 27, 2009

10.14*	First Amendment to the Amended and Restated ACE USA Officers Deferred Compensation Plan	10-K	10.28	February 25, 2010

10.15*	Form of Swiss Mandatory Retirement Benefit Agreement (for Swiss-employed named executive officers)	10-Q	10.2	May 7, 2010

10.16*	ACE Limited Elective Deferred Compensation Plan (as amended and restated effective January 1, 2009)	10-K	10.39	February 27, 2009

10.17*	ACE Limited Elective Deferred Compensation Plan (as amended and restated effective January 1, 2011)	10-Q	10.5	October 30, 2013

10.18*	Deferred Compensation Plan amendments, effective January 1, 2009	10-K	10.40	February 27, 2009

10.19*	ACE USA Supplemental Employee Retirement Savings Plan (see exhibit 10.6 to Form 10-Q filed with the SEC on May 15, 2000)	10-Q	10.6	May 15, 2000

10.20*	ACE USA Supplemental Employee Retirement Savings Plan (as amended through the Second Amendment)	10-K	10.30	March 1, 2007

10.21*	ACE USA Supplemental Employee Retirement Savings Plan (as amended through the Third Amendment)	10-K	10.31	March 1, 2007

10.22*	ACE USA Supplemental Employee Retirement Savings Plan (as amended and restated)	10-K	10.46	February 27, 2009

10.23*	First Amendment to the Amended and Restated ACE USA Supplemental Employee Retirement Savings Plan	10-K	10.39	February 25, 2010

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
10.24*	The ACE Limited 1995 Outside Directors Plan (as amended through the Seventh Amendment)	10-Q	10.1	August 14, 2003

10.25*	ACE Limited 2004 Long-Term Incentive Plan (as amended through the Fifth Amendment)	8-K	10	May 21, 2010

10.26*	ACE Limited 2004 Long-Term Incentive Plan (as amended through the Sixth Amendment)	8-K	10.1	May 20, 2013

10.27*	ACE Limited Rules of the Approved U.K. Stock Option Program (see exhibit 10.2 to Form 10-Q filed with the SEC on February 13, 1998)	10-Q	10.2	February 13, 1998

10.28*	Director Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.1	November 9, 2009

10.29*	Form of Incentive Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	8-K	10.4	September 13, 2004

10.30*	Form of Incentive Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.4	May 8, 2008

10.31*	Form of Incentive Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-K	10.63	February 27, 2009

10.32*	Form of Incentive Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.3	October 30, 2013

10.33*	Form of Non-Qualified Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	8-K	10.5	September 13, 2004

10.34*	Form of Non-Qualified Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.3	May 8, 2008

10.35*	Form of Non-Qualified Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.4	October 30, 2013

10.36*	Form of Restricted Stock Unit Award Terms (for outside directors) under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.2	November 7, 2007

10.37*	Form of Restricted Stock Unit Award Terms (for outside directors) under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.2	August 7, 2009

10.38*	Form of Incentive Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan for Messrs. Greenberg and Cusumano	10-Q	10.1	August 4, 2011

10.39*	Form of Non-Qualified Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan for Messrs. Greenberg and Cusumano	10-Q	10.2	August 4, 2011

10.40*	Form of Incentive Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan for Swiss Executive Management	10-K	10.71	February 27, 2015

10.41*	Form of Non-Qualified Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan for Swiss Executive Management	10-K	10.72	February 27, 2015

10.42*	Form of Executive Management Non-Competition Agreement	8-K	10.1	May 22, 2015

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
10.43	Commitment Increase Agreement to increase the credit capacity under the Credit Agreement originally entered into on November 6, 2012 to $1,500,000,000 under the Senior Unsecured Letter of Credit Facility, dated as of December 11, 2015, among ACE Limited, and certain subsidiaries, and Wells Fargo Bank, National Association as Administrative Agent, the Swingline Bank and an Issuing Bank	10-K	10.72	February 26, 2016

10.44	Chubb Limited 2016 Long-Term Incentive Plan	S-8	4.4	May 26, 2016
10.45*	Form of Incentive Stock Option Terms under the Chubb Limited 2016 Long-Term Incentive Plan	10-Q	10.2	August 5, 2016

10.46*	Form of Restricted Stock Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan	10-Q	10.3	August 5, 2016

10.47*	Form of Restricted Stock Unit Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan	10-Q	10.4	August 5, 2016

10.48*	Form of Non-Qualified Stock Option Terms under the Chubb Limited 2016 Long-Term Incentive Plan	10-Q	10.5	August 5, 2016

10.49*	Form of Incentive Stock Option Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Swiss Executive Management	10-Q	10.6	August 5, 2016

10.50*	Form of Restricted Stock Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Swiss Executive Management	10-Q	10.7	August 5, 2016

10.51*	Form of Restricted Stock Unit Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Swiss Executive Management	10-Q	10.8	August 5, 2016

10.52*	Form of Non-Qualified Stock Option Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Swiss Executive Management	10-Q	10.9	August 5, 2016

10.53*	Chubb Limited Employee Stock Purchase Plan, as amended and restated	S-8	4.4	May 25, 2017

10.54*	Director Restricted Stock Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan	10-Q	10.1	August 3, 2017

10.55	Amended and Restated Credit Agreement for $1,000,000 Senior Unsecured Letter of Credit Facility, dated as of October 25, 2017, among Chubb Limited, and certain subsidiaries and Wells Fargo Bank, National Association as Administrative Agent, the Swingline Bank and an Issuing Bank	10-K	10.88	February 23, 2018

10.56
Second Amended and Restated Credit Agreement for $3,000,000 Senior Unsecured Letter of Credit Facility, dated as of October 6, 2022, among Chubb Limited, and certain subsidiaries and Wells Fargo Bank, National Association as Administrative Agent, the Swingline Bank and an Issuing Bank
					X

10.57*	Form of Incentive Stock Option Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Executive Officers	10-K	10.89	February 23, 2018

10.58*	Form of Restricted Stock Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Executive Officers	10-K	10.90	February 23, 2018

10.59*	Form of Non-Qualified Stock Option Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Executive Officers	10-K	10.92	February 23, 2018

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
10.60*	Form of Restricted Stock Unit Award Terms under the Chubb Limited 2016 Long-Term Plan for Executive Officers	10-K	10.93	February 23, 2018

10.61*	Form of Incentive Stock Option Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Swiss Executive Management	10-K	10.94	February 23, 2018

10.62*	Form of Non-Qualified Stock Option Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Swiss Executive Management	10-K	10.95	February 23, 2018

10.63*	Form of Restricted Stock Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Swiss Executive Management	10-K	10.96	February 23, 2018

10.64*	Form of Restricted Stock Unit Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Swiss Executive Management	10-K	10.97	February 23, 2018

10.65*	Chubb Limited Clawback Policy	10-K	10.99	February 23, 2018

10.66*	The Chubb Corporation Key Employee Deferred Compensation Plan (2005)	8-K	10.9	March 9, 2005

10.67*	Amendment One to The Chubb Corporation Key Employee Deferred Compensation Plan (2005)	8-K	10.1	September 12, 2005

10.68*	Amendment No. 2 to The Chubb Corporation Key Employee Deferred Compensation Plan (2005)	10-K	10.20	March 2, 2009

10.69*	Amendment No. 3 to The Chubb Corporation Key Employee Deferred Compensation Plan (2005)	10-K	10.32	February 28, 2013

10.70*	Pension Excess Benefit Plan of The Chubb Corporation	10-K	10.77	February 25, 2021

10.71*	Amendment No. 2 to the Pension Excess Benefit Plan of The Chubb Corporation	10-K	10.78	February 25, 2021

10.72*	Amendment No. 3 to the Pension Excess Benefit Plan of The Chubb Corporation	10-K	10.79	February 25, 2021

10.73*	Amendment No. 4 to the Pension Excess Benefit Plan of The Chubb Corporation	10-K	10.8	February 25, 2021

10.74*	Amendments to the Chubb U.S. Supplemental Employee Retirement Plan, the Chubb U.S. Deferred Compensation Plan, and Pension Excess Benefit Plan of The Chubb Corporation	10-K	10.81	February 25, 2021

10.75*	Form of Performance Based Restricted Stock Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Swiss Executive Management	10-K	10.82	February 25, 2021

10.76*	Form of Performance Based Restricted Stock Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Executive Officers	10-K	10.83	February 25, 2021

10.77*	Chubb Limited 2016 Long-Term Incentive Plan, as amended and restated	8-K	10.1	May 24, 2021

10.78*	Employment Terms dated December 8, 2020, between Chubb Limited and Peter Enns [personal email removed]	10-K	10.76	February 24, 2022

10.79*	Chubb US Deferred Compensation Plan (as amended and restated effective January 1, 2023)				X

21.1	Subsidiaries of the Company				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
22.1	Guaranteed Securities				X

23.1	Consent of Independent Registered Public Accounting Firm				X

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

99.1	List of Securities Registered Pursuant to Section 12(b) of the Securities Exchange Act of 1934, formatted in inline XBRL.				X

101	The following financial information from Chubb Limited's Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets at December 31, 2022 and 2021; (ii) Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2022, 2021, and 2020; (iii) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2022, 2021, and 2020; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021, and 2020; and (v) Notes to the Consolidated Financial Statements				X

104	The Cover Page Interactive Data File formatted in Inline XBRL (The cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101)

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

February 24, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Evan G. Greenberg	Chairman, Chief Executive Officer, and Director	February 24, 2023
Evan G. Greenberg

/s/ Peter C. Enns	Executive Vice President and Chief Financial Officer	February 24, 2023
Peter C. Enns	(Principal Financial Officer)

/s/ Annmarie T. Hagan	Chief Accounting Officer	February 24, 2023
Annmarie T. Hagan	(Principal Accounting Officer)

/s/ Michael G. Atieh	Director	February 24, 2023
Michael G. Atieh

/s/ Kathy Bonanno	Director	February 24, 2023
Kathy Bonanno

/s/ Sheila P. Burke	Director	February 24, 2023
Sheila P. Burke

/s/ Mary A. Cirillo	Director	February 24, 2023
Mary A. Cirillo

/s/ Michael P. Connors	Director	February 24, 2023
Michael P. Connors

/s/ Robert J. Hugin	Director	February 24, 2023
Robert J. Hugin

/s/ Robert W. Scully	Director	February 24, 2023
Robert W. Scully

/s/ Theodore E. Shasta	Director	February 24, 2023
Theodore E. Shasta

/s/ David H. Sidwell	Director	February 24, 2023
David H. Sidwell

/s/ Olivier Steimer	Director	February 24, 2023
Olivier Steimer

/s/ Luis Téllez	Director	February 24, 2023
Luis Téllez

/s/ Frances F. Townsend	Director	February 24, 2023
Frances F. Townsend

CHUBB LIMITED AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

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

As of December 31, 2022, management has evaluated the effectiveness of Chubb's internal control over financial reporting based on the criteria for effective-internal control over financial reporting established in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management has concluded that Chubb's internal control over financial reporting was effective as of December 31, 2022.

In conducting our evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, we have excluded the acquisition of the life and non-life insurance companies that house the personal accident, supplemental health, and life insurance business of Cigna in several Asian markets (Cigna) as permitted by the guidance issued by the Office of the Chief Accountant of the Securities and Exchange Commission (not to extend one year beyond the date of acquisition or one annual reporting period). The acquisition was completed on July 1, 2022. As of and for the year ended December 31, 2022, Cigna's assets represented 3 percent of consolidated assets and revenues represented 3 percent of consolidated revenues. See Note 2 for further discussion of this acquisition and its impact on Chubb's Consolidated financial statements.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements of Chubb included in this Annual Report, has issued a report on the effectiveness of Chubb's internal controls over financial reporting as of December 31, 2022. The report, which expresses an unqualified opinion on the effectiveness of Chubb's internal control over financial reporting as of December 31, 2022, is included in this Item under “Report of Independent Registered Public Accounting Firm” and follows this statement.

/s/ Evan G. Greenberg	/s/ Peter C. Enns
Evan G. Greenberg	Peter C. Enns
Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Chubb Limited

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Chubb Limited and its subsidiaries (the "Company") as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management's Report on Internal Control over Financial Reporting, management has excluded Cigna from its assessment of internal control over financial reporting as of December 31, 2022, because it was acquired by the Company in a purchase business combination during 2022. We have also excluded Cigna from our audit of internal control over financial reporting. Cigna is comprised of wholly-owned subsidiaries whose total assets and total revenues excluded from management's assessment and our audit of internal control over financial reporting represent 3 percent and 3 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

Valuation of Unpaid Losses and Loss Expenses, Net of Reinsurance

As described in Note 7 to the consolidated financial statements, as of December 31, 2022, the Company’s liability for unpaid losses and loss expenses, net of reinsurance, was $59.2 billion. The majority of the Company’s net unpaid losses and loss expenses arise from the Company’s long-tail casualty business (such as general liability and professional liability), U.S. sourced workers’ compensation, asbestos-related, environmental pollution and other exposures with high estimation uncertainty. The process of establishing loss and loss expense reserves requires the use of estimates and judgments based on circumstances underlying the insured loss at the date of accrual. The judgments involved in projecting the ultimate losses include the use and interpretation of various standard actuarial reserving methods that place reliance on the extrapolation of actual historical data, loss development patterns, industry data, and other benchmarks as appropriate. The reserves for the various product lines each require different qualitative and quantitative assumptions and judgments, including changes in business mix or volume, changes in ceded reinsurance structures, changes in claims handling practices, reported and projected loss trends, inflation, the legal environment, and the terms and conditions of the contracts sold to the Company’s insured parties.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Acquisition of Cigna's Life and Accident and Health Insurance Business in Asian Markets - Valuation of Business Acquired Intangible Asset

As described in Notes 1 and 2 to the consolidated financial statements, the Company completed the acquisition of Cigna’s personal accident, supplemental health, and life insurance business in several Asian markets on July 1, 2022 for a total purchase price of $5.4 billion, which generated $3.5 billion of value of business acquired (VOBA). VOBA represents the fair value of the future profits of in-force long duration contracts. Management determined the fair value of VOBA by calculating the present value of estimated net cash flows for the contracts in force at the acquisition date. As described in Note 6, management judgment was applied in estimating VOBA, which was based on many factors including mortality, morbidity, persistency, investment yields, expenses and the discount rate, with the discount rate being the most significant factor.

The principal considerations for our determination that performing procedures relating to the valuation of VOBA is a critical audit matter are (i) the significant judgment by management when determining the fair value; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating the significant assumption related to the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of VOBA and controls over the development of the discount rate significant assumption. These procedures also included, among others, (i) testing management’s process for developing the fair value estimate of VOBA, (ii) evaluating the appropriateness of the present value of estimated net cash flows method, (iii) testing the completeness and accuracy of the data used in the method, and (iv) evaluating the reasonableness of the discount rate significant assumption. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the method used by management and evaluating the reasonableness of the discount rate significant assumption.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Philadelphia, PA
February 24, 2023

We have served as the Company’s auditor since 1985, which includes periods before the Company became subject to SEC reporting requirements.

CONSOLIDATED BALANCE SHEETS
Chubb Limited and Subsidiaries

	December 31	December 31
(in millions of U.S. dollars, except share and per share data)	2022	2021
Assets
Investments
Fixed maturities available for sale, at fair value, net of valuation allowance - $169 and $14 (amortized cost – $93,355 and $90,493)	$85,220	$93,108
Fixed maturities held to maturity, at amortized cost, net of valuation allowance - $34 and $35 (fair value – $8,439 and $10,647)	8,848	10,118
Equity securities, at fair value	827	4,782
Short-term investments, at fair value (amortized cost – $4,962 and $3,147)	4,960	3,146
Other investments, at fair value	13,696	11,169
Total investments	113,551	122,323
Cash	2,012	1,659
Restricted cash	115	152
Securities lending collateral	1,523	1,831
Accrued investment income	941	821
Insurance and reinsurance balances receivable, net of valuation allowance - $52 and $46	11,933	11,322
Reinsurance recoverable on losses and loss expenses, net of valuation allowance - $351 and $329	18,901	17,366
Reinsurance recoverable on policy benefits	303	213
Deferred policy acquisition costs	5,788	5,513
Value of business acquired	3,596	236
Goodwill	16,287	15,213
Other intangible assets	5,441	5,455
Prepaid reinsurance premiums	3,140	3,028
Investments in partially-owned insurance companies	2,877	3,130
Other assets	12,736	11,792
Total assets	$199,144	$200,054
Liabilities
Unpaid losses and loss expenses	$76,323	$72,943
Unearned premiums	20,360	19,101
Future policy benefits	10,120	5,947
Insurance and reinsurance balances payable	7,795	7,243
Securities lending payable	1,523	1,831
Accounts payable, accrued expenses, and other liabilities	15,587	15,004
Deferred tax liabilities	292	389
Repurchase agreements	1,419	1,406
Short-term debt	475	999
Long-term debt	14,402	15,169
Trust preferred securities	308	308
Total liabilities	148,604	140,340
Commitments and contingencies (refer to Note 10)
Shareholders’ equity
Common Shares (CHF 24.15 par value; 446,376,614 and 474,021,114 shares issued; 414,594,856 and 426,572,612 shares outstanding)	10,346	10,985
Common Shares in treasury (31,781,758 and 47,448,502 shares)	(5,113)	(7,464)
Additional paid-in capital	7,166	8,478
Retained earnings	48,334	47,365
Accumulated other comprehensive income (loss) (AOCI)	(10,193)	350
Total shareholders’ equity	50,540	59,714
Total liabilities and shareholders’ equity	$199,144	$200,054
See accompanying notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Chubb Limited and Subsidiaries

For the years ended December 31, 2022, 2021, and 2020
(in millions of U.S. dollars, except per share data)	2022	2021	2020
Revenues
Net premiums written	$41,755	$37,868	$33,820
Increase in unearned premiums	(1,366)	(1,513)	(703)
Net premiums earned	40,389	36,355	33,117
Net investment income	3,742	3,456	3,375
Net realized gains (losses)	(965)	1,152	(498)
Total revenues	43,166	40,963	35,994
Expenses
Losses and loss expenses	23,342	21,980	21,710
Policy benefits	1,492	699	784
Policy acquisition costs	7,392	6,918	6,547
Administrative expenses	3,395	3,136	2,979
Interest expense	570	492	516
Other (income) expense	74	(2,365)	(994)
Amortization of purchased intangibles	285	287	290
Cigna integration expenses	48	—	—
Total expenses	36,598	31,147	31,832
Income before income tax	6,568	9,816	4,162
Income tax expense	1,255	1,277	629
Net income	$5,313	$8,539	$3,533
Other comprehensive income (loss)
Change in:
Unrealized appreciation (depreciation)	$(10,578)	$(2,938)	$2,592
Cumulative foreign currency translation adjustment	(986)	(530)	306
Other, including postretirement benefit liability adjustment	(100)	522	(232)
Other comprehensive income (loss), before income tax	(11,664)	(2,946)	2,666
Income tax (expense) benefit related to OCI items	1,121	427	(416)
Other comprehensive income (loss)	(10,543)	(2,519)	2,250
Comprehensive income (loss)	$(5,230)	$6,020	$5,783
Earnings per share
Basic earnings per share	$12.66	$19.41	$7.82
Diluted earnings per share	$12.55	$19.27	$7.79
See accompanying notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Chubb Limited and Subsidiaries

For the years ended December 31, 2022, 2021, and 2020
(in millions of U.S. dollars)	2022	2021	2020
Common Shares
Balance – beginning of year	$10,985	$11,064	$11,121
Cancellation of treasury shares	(639)	(79)	(57)
Balance – end of year	10,346	10,985	11,064
Common Shares in treasury
Balance – beginning of year	(7,464)	(3,644)	(3,754)
Common Shares repurchased	(3,014)	(4,861)	(516)
Cancellation of treasury shares	4,983	590	323
Net shares issued under employee share-based compensation plans	382	451	303
Balance – end of year	(5,113)	(7,464)	(3,644)
Additional paid-in capital
Balance – beginning of year	8,478	9,815	11,203
Net shares issued under employee share-based compensation plans	(173)	(179)	(195)
Exercise of stock options	(43)	(52)	(50)
Share-based compensation expense	283	286	255
Funding of dividends declared to Retained earnings	(1,379)	(1,392)	(1,398)
Balance – end of year	7,166	8,478	9,815
Retained earnings
Balance – beginning of year	47,365	39,337	36,142
Cumulative effect of adoption of accounting standards	—	—	(72)
Balance – beginning of year, as adjusted	47,365	39,337	36,070
Net income	5,313	8,539	3,533
Cancellation of treasury shares	(4,344)	(511)	(266)
Funding of dividends declared from Additional paid-in capital	1,379	1,392	1,398
Dividends declared on Common Shares	(1,379)	(1,392)	(1,398)
Balance – end of year	48,334	47,365	39,337
Accumulated other comprehensive income (loss) (AOCI)
Balance – beginning of year	350	2,869	619
Total other comprehensive income (loss)	(10,543)	(2,519)	2,250
Balance – end of year	(10,193)	350	2,869
Total shareholders’ equity	$50,540	$59,714	$59,441
See accompanying notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
Chubb Limited and Subsidiaries

For the years ended December 31, 2022, 2021, and 2020
(in millions of U.S. dollars)	2022	2021	2020
Cash flows from operating activities
Net income	$5,313	$8,539	$3,533
Adjustments to reconcile net income to net cash flows from operating activities
Net realized (gains) losses	965	(1,152)	498
Amortization of premiums/discounts on fixed maturities	189	332	367
Amortization of purchased intangibles	285	287	290
Equity in net income of partially-owned entities	(16)	(2,433)	(1,019)
Deferred income taxes	132	(74)	(333)
Unpaid losses and loss expenses	4,222	5,791	4,664
Unearned premiums	1,477	1,857	846
Future policy benefits	464	239	236
Insurance and reinsurance balances payable	461	582	535
Accounts payable, accrued expenses, and other liabilities	223	536	(98)
Income taxes payable	(149)	48	46
Insurance and reinsurance balances receivable	(696)	(984)	(114)
Reinsurance recoverable	(1,776)	(1,953)	(336)
Deferred policy acquisition costs	(328)	(247)	(89)
Other	477	(219)	759
Net cash flows from operating activities	11,243	11,149	9,785
Cash flows from investing activities
Purchases of fixed maturities available for sale	(27,844)	(30,222)	(26,298)
Purchases of fixed maturities held to maturity	(618)	(594)	(202)
Purchases of equity securities	(895)	(1,167)	(6,419)
Sales of fixed maturities available for sale	16,855	6,596	11,377
Sales of equity securities	4,615	1,018	3,880
Maturities and redemptions of fixed maturities available for sale	9,415	17,361	12,450
Maturities and redemptions of fixed maturities held to maturity	1,712	1,964	995
Net change in short-term investments	(1,452)	1,175	(81)
Net derivative instruments settlements	(84)	(219)	(113)
Private equity contributions	(2,649)	(2,471)	(1,924)
Private equity distributions	1,017	1,421	907
Acquisition of subsidiaries (net of cash acquired of $366, nil, and nil)	(4,982)	—	—
Payment, including deposit, for Huatai Group interest	(184)	(1,184)	(1,623)
Other	(560)	(337)	(470)
Net cash flows used for investing activities	(5,654)	(6,659)	(7,521)
Cash flows from financing activities
Dividends paid on Common Shares	(1,375)	(1,401)	(1,388)
Common Shares repurchased	(2,894)	(4,861)	(523)
Proceeds from issuance of long-term debt	—	1,576	988
Proceeds from issuance of repurchase agreements	4,510	1,858	2,354
Repayment of long-term debt	(1,000)	—	(1,301)
Repayment of repurchase agreements	(4,508)	(1,858)	(2,354)
Proceeds from share-based compensation plans	264	300	145
Policyholder contract deposits and other	496	512	470
Policyholder contract withdrawals and other	(519)	(454)	(386)
Tax withholding payments for share-based compensation plans	(101)	(81)	(87)
Net cash flows used for financing activities	(5,127)	(4,409)	(2,082)
Effect of foreign currency rate changes on cash and restricted cash	(146)	(106)	8
Net increase (decrease) in cash and restricted cash	316	(25)	190
Cash and restricted cash – beginning of year	1,811	1,836	1,646
Cash and restricted cash – end of year	$2,127	$1,811	$1,836
Supplemental cash flow information
Taxes paid	$1,242	$1,298	$902
Interest paid	$552	$492	$524
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Chubb Limited and Subsidiaries

Retroactive loss portfolio transfer (LPT) contracts in which the insured loss events occurred prior to contract inception are evaluated to determine whether they meet criteria for reinsurance accounting. If reinsurance accounting is appropriate, written premiums are fully earned and corresponding losses and loss expenses recognized at contract inception. These contracts can cause significant variances in gross premiums written, net premiums written, net premiums earned, and net incurred losses in the years in which they are written. Reinsurance contracts sold not meeting the criteria for reinsurance accounting are recorded using the deposit method as described below in Note 1 l).

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
Advertising costs are expensed as incurred except for direct-response campaigns that qualify for cost deferral, principally related to long-duration A&H business produced by the Overseas General Insurance segment, which are deferred and recognized as a component of Policy acquisition costs. For individual direct-response marketing campaigns that we can demonstrate have specifically resulted in incremental sales to customers and such sales have probable future economic benefits, incremental costs directly related to the marketing campaigns are capitalized as Deferred policy acquisition costs. Deferred policy acquisition costs, including deferred marketing costs, are reviewed regularly for recoverability from future income, including investment income, and amortized in proportion to premium revenue recognized, primarily over a ten-year period. The expected economic future benefit period is based upon the same assumptions used in estimating the liability for future policy benefits. The expected future benefit period is evaluated periodically based on historical results and adjusted prospectively. The amount of deferred marketing costs reported in Deferred policy acquisition costs in the Consolidated balance sheets was $243 million and $189 million at December 31, 2022 and 2021, respectively. Amortization expense for deferred marketing costs was $121 million, $85 million, and $99 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Effective on January 1, 2023, we adopted new U.S. GAAP accounting guidance for long-duration contracts that affects the accounting for deferred policy acquisition costs and VOBA. Refer to the Note 1 t) for additional information.

d) Reinsurance
Chubb assumes and cedes reinsurance with other insurance companies to provide greater diversification of business and minimize the net loss potential arising from large risks. Ceded reinsurance contracts do not relieve Chubb of its primary obligation to policyholders.

For both ceded and assumed reinsurance, risk transfer requirements must be met in order to account for a contract as reinsurance, principally resulting in the recognition of cash flows under the contract as premiums and losses. To meet risk transfer requirements, a reinsurance contract must include insurance risk, consisting of both underwriting and timing risk, and a reasonable possibility of a significant loss for the assuming entity. To assess risk transfer for certain contracts, Chubb generally develops expected discounted cash flow analyses at contract inception. Deposit accounting is used for contracts that do not meet risk transfer requirements. Deposit accounting requires that consideration received or paid be recorded in the balance sheet as opposed to recording premiums written or losses incurred in the statement of operations. Non-refundable fees on deposit contracts are earned based on the terms of the contract described below in Note 1 l).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The methods used to determine the valuation allowance for uncollectible high deductible recoverable amounts and valuation allowance for insurance and reinsurance balances receivable are similar to the processes used to determine the valuation allowance for uncollectible reinsurance recoverable. For information on high deductible policies, refer to section i) Unpaid losses and loss expenses, below.

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

In addition, net investment income includes the amortization of the fair value adjustment related to the acquired invested assets of Cigna's business in Asia and the Chubb Corp. At December 31, 2022, the remaining balance of this fair value adjustment was $211 million which is expected to accrete as a net benefit over the next eleven years; however, the estimate could vary based on current market conditions, bond calls, and the duration of the acquired investment portfolio. In addition, sales of these acquired fixed maturities would also reduce the fair value adjustment balance. For mortgage-backed securities and any other holdings for which there is a prepayment risk, prepayment assumptions are evaluated and revised as necessary. Any adjustments required due to the resultant change in effective yields and maturities are recognized prospectively. Prepayment fees or call premiums that are only payable when a security is called prior to its maturity are earned when received and reflected in Net investment income.

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
•Downgrades in the security's credit rating by a rating agency; and
•Failure of the issuer to make scheduled principal or interest payments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Chubb Limited and Subsidiaries

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
•A significant deterioration in the value of the collateral has occurred; and
•We have received correspondence from the issuer of the security indicating that it doesn’t intend to pay the contractual principal and interest.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Chubb Limited and Subsidiaries

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

f) Derivative instruments
Derivative instruments are carried at fair value in the Consolidated balance sheets in either Accounts payable, accrued expenses, and other liabilities or Other assets. We participate in these derivative instruments in two principal ways:

(i) To sell protection to customers as an insurance or reinsurance contract that meets the definition of a derivative for accounting purposes. This category principally comprised our GLB contracts; and
(ii) To mitigate financial risks and manage certain investment portfolio risks and exposures, including assets and liabilities denominated in foreign currencies. We use derivative instruments including futures, options, swaps, and foreign currency forward contracts. Refer to Note 10 for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Chubb Limited and Subsidiaries

Changes in fair value of derivatives not designated as hedging instruments are included in Net realized gains (losses) in the Consolidated statements of operations.

Additionally, certain derivative instruments are designated as hedging instruments and qualify for hedge accounting. These derivatives designated as hedging instruments must be highly effective in mitigating the designated changes in fair value or cash flows of the hedged item. We assess at the hedge's inception, and continue to qualitatively assess on a quarterly basis, whether the derivatives that are used in hedging transactions have been and are expected to be highly effective in offsetting changes in the hedged items. Derivatives designated as hedging instruments include cross-currency swaps designated as fair value hedges for foreign currency exposure associated with portions of our euro denominated debt and net investment hedges for foreign currency exposure in the net investments of certain foreign subsidiaries. Refer to Note 10 for additional information.

Changes in fair value of net investment hedges are recorded in Cumulative translation adjustments (CTA) within OCI. Changes in fair value of fair value hedges that principally offset the foreign currency remeasurement on the hedged debt is recorded within Net realized gains (losses) on the Consolidated statement of operations with the remaining change in fair value recorded in Other, within OCI.

g) Cash
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

The following table provides a reconciliation of cash and restricted cash reported within the Consolidated balance sheets that total to the amounts shown in the Consolidated statements of cash flows:

	December 31
(in millions of U.S. dollars)	2022	2021	2020
Cash	$2,012	$1,659	$1,747
Restricted cash	115	152	89
Total cash and restricted cash shown in the Consolidated statements of cash flows	$2,127	$1,811	$1,836

h) Goodwill, and Other intangible assets
Goodwill represents the excess of the cost of acquisitions over the fair value of net assets acquired and is not amortized. Goodwill is assigned at acquisition to the applicable reporting unit of the acquired entities giving rise to the goodwill. Goodwill impairment tests are performed annually or more frequently if circumstances indicate a possible impairment. For goodwill impairment testing, we use a qualitative assessment to determine whether it is more likely than not (i.e., more than a 50 percent probability) that the fair value of a reporting unit is greater than its carrying amount. If our assessment indicates it is more likely than not that carrying value exceeds fair value, we quantitatively estimate a reporting unit's fair value. Goodwill recorded in connection with investments in partially-owned insurance companies is recorded in Investments in partially-owned insurance companies and is also measured for impairment annually.

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
Chubb Limited and Subsidiaries

i) Unpaid losses and loss expenses
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

Also included in Unpaid losses and loss expenses is the fair value adjustment of $74 million and $90 million at December 31, 2022 and 2021, respectively, principally related to Chubb Corp’s historical unpaid losses and loss expenses. The estimated fair value consists of the present value of the expected net unpaid loss and loss adjustment expense payments adjusted for an estimated risk margin. The estimated cash flows are discounted at a risk-free rate. The estimated risk margin varies based on the inherent risks associated with each type of reserve. The fair value is amortized through Amortization of purchased intangibles on the Consolidated statements of operations through the year 2032, based on the estimated payout patterns of unpaid loss and loss expenses at the acquisition date.

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

j) Future policy benefits
The valuation of long-duration contract reserves requires management to make estimates and assumptions regarding expenses, mortality, persistency, and investment yields. Estimates are primarily based on historical experience and include a margin for adverse deviation. Interest rates used in calculating reserves range from less than 1.0 percent to 9.0 percent at both December 31, 2022 and 2021. Actual results could differ materially from these estimates. Management monitors actual experience and where circumstances warrant, will revise assumptions and the related reserve estimates. Revisions are recorded in the period they are determined.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Chubb Limited and Subsidiaries

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

Effective on January 1, 2023, we adopted new U.S. GAAP accounting guidance for long-duration contracts that affects the accounting for future policy benefits. Refer to the Note 1 t) for additional information.

k) Assumed reinsurance programs involving minimum benefit guarantees under variable annuity contracts
Chubb reinsures various death and living benefit guarantees associated with variable annuities issued primarily in the United States. We generally receive a monthly premium during the accumulation phase of the covered annuities (in-force) based on a percentage of either the underlying accumulated account values or the underlying accumulated guaranteed values. Depending on an annuitant's age, the accumulation phase can last many years. To limit our exposure under these programs, all reinsurance treaties include annual or aggregate claim limits and many include an aggregate deductible.

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

Effective on January 1, 2023, we adopted new accounting guidance issued by the FASB for long-duration contracts that affects the accounting for GMDB and GLB contracts. Refer to the Note 1 t) for additional information.

l) Deposit assets and liabilities
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

Interest income on deposit assets, representing the consideration received or to be received in excess of cash payments related to the deposit contract, is earned based on an effective yield calculation. The calculation of the effective yield is based on the amount and timing of actual cash flows at the balance sheet date and the estimated amount and timing of future cash flows. The effective yield is recalculated periodically to reflect revised estimates of cash flows. When a change in the actual or estimated cash flows occurs, the resulting change to the carrying amount of the deposit asset is reported as income or expense. Deposit assets of $96 million and $101 million at December 31, 2022 and 2021, respectively, are reflected in Other assets in the Consolidated balance sheets and the accretion of deposit assets related to interest pursuant to the effective yield calculation is reflected in Net investment income in the Consolidated statements of operations.

Deposit liabilities include reinsurance deposit liabilities of $70 million and $74 million at December 31, 2022 and 2021, respectively and contract holder deposit funds of $2.5 billion and $2.2 billion at December 31, 2022 and 2021, respectively. Deposit liabilities are reflected in Accounts payable, accrued expenses, and other liabilities in the Consolidated balance sheets. At contract inception, the deposit liability equals net cash received. An accretion rate is established based on actuarial estimates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Chubb Limited and Subsidiaries

whereby the deposit liability is increased to the estimated amount payable over the contract term. The deposit accretion rate is the rate of return required to fund expected future payment obligations. We periodically reassess the estimated ultimate liability and related expected rate of return. Changes to the deposit liability are generally reflected through Interest expense to reflect the cumulative effect of the period the contract has been in force, and by an adjustment to the future accretion rate of the liability over the remaining estimated contract term.

The liability for contract holder deposit funds equals accumulated policy account values, which consist of the deposit payments plus credited interest less withdrawals and amounts assessed through the end of the period.

m) Property and Equipment
Property and equipment used in operations are capitalized and carried at cost less accumulated depreciation and are reported within Other assets in the Consolidated balance sheets. At December 31, 2022, property and equipment totaled $2.4 billion, consisting principally of capitalized software costs of $1.6 billion incurred to develop or obtain computer software for internal use and company-owned facilities of $253 million. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. For capitalized software, the estimated useful life is generally three to five years, but can be as long as 15 years and for company-owned facilities the estimated useful life is 40 years. At December 31, 2021, property and equipment totaled $2.0 billion.

n) Foreign currency remeasurement and translation
The functional currency for each of our foreign operations is generally the currency of the local operating environment. Transactions in currencies other than a foreign operation's functional currency are remeasured into the functional currency, and the resulting foreign exchange gains and losses are reflected in Net realized gains (losses) in the Consolidated statements of operations. Functional currency assets and liabilities are translated into the reporting currency, U.S. dollars, using period end exchange rates and the related translation adjustments are recorded as a separate component of AOCI in Shareholders' equity. Functional statement of operations amounts expressed in functional currencies are translated using average exchange rates.

o) Administrative expenses
Administrative expenses generally include all operating costs other than policy acquisition costs. The North America Commercial P&C Insurance segment manages and uses an in-house third-party claims administrator, ESIS Inc. (ESIS). ESIS performs claims management and risk control services for domestic and international organizations that self-insure P&C exposures as well as internal P&C exposures. The net operating income of ESIS is included within Administrative expenses in the Consolidated statements of operations and were $12 million, $25 million, and $18 million for the years ended December 31, 2022, 2021, and 2020, respectively.

p) Income taxes
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

q) Earnings per share
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
Chubb Limited and Subsidiaries

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

s) Cigna integration expenses
Direct costs related to the acquisition of Cigna's business in Asia were expensed as incurred. Cigna integration expenses were $48 million for the year ended December 31, 2022 and include all internal and external costs directly related to the integration activities of the acquisition of Cigna's business in Asia. These expenses principally consisted of third-party consulting fees, employee-related retention costs, and other professional and legal fees related to the acquisition.

t) New accounting pronouncements

Accounting guidance adopted in 2023
Targeted Improvements to the Accounting for Long-Duration Contracts
In August 2018, the FASB issued guidance to improve the recognition, measurement, presentation, and disclosure requirements for long-duration contracts issued by an insurance entity. The amendments in this update require updating of assumptions at least annually, updating to then-current discount rates quarterly using a standardized discount rate for non-participating traditional and limited pay insurance contract liabilities, a requirement to use the fair value measurement model for market risk benefits, simplified amortization of deferred acquisition costs and VOBA, and enhanced disclosures. We adopted the standard effective January 1, 2023, under the modified retrospective method.

The most significant impact of the standard relates to our accounting for future policy benefits. Cash flow assumptions used to measure the liability for certain future policy benefits are to be reviewed and, if necessary, updated for both changes in future assumptions and actual experience at least annually. Additionally, the discount rate assumption used to measure the liability for certain future policy benefits is required to be based on an upper-medium grade fixed income instrument yield, which will be updated each quarter with the impact recorded through Other Comprehensive Income. Further, the amortization of deferred acquisition costs and VOBA will be required to be amortized on a constant level basis over the expected term of the related contract, independent of expected profitability. We previously amortized deferred acquisition costs and VOBA using models linked to revenue or profit of the related insurance contracts.

Upon adoption on January 1, 2023, we will record a cumulative effect adjustment and decrease January 1, 2021 beginning Shareholders' equity by approximately $1.8 billion after-tax. However, adoption of this guidance is expected to have an immaterial impact to Shareholders' equity at December 31, 2022.

2. Acquisitions

Cigna’s Accident and Health (A&H) and Life Insurance Business in Asia-Pacific Markets
On July 1, 2022, we completed the acquisition of the life and non-life insurance companies that house the personal accident, supplemental health, and life insurance business of Cigna in several Asian markets. Chubb paid approximately $5.4 billion in cash for the operations, which include Cigna's accident and health (A&H) and life business in Korea, Taiwan, New Zealand, Thailand, Hong Kong, and Indonesia, collectively referred to as Cigna's business in Asia. This complementary strategic acquisition expands our presence and advances our long-term growth opportunity in Asia. Effective July 1, 2022, the results of operations of this acquired business are reported primarily in our Life Insurance segment and, to a lesser extent, our Overseas General Insurance segment.

The consolidated financial statements include the results of Cigna's business in Asia from July 1, 2022. The acquisition of Cigna's business in Asia generated $1,250 million of goodwill, attributable to expected growth and profitability, and $309 million of other intangible assets. None of the goodwill is expected to be deductible for income tax purposes. Additionally, the acquisition of Cigna's business in Asia generated $3,503 million of value of business acquired (VOBA). Refer to Note 6 for more information. Chubb financed the transaction through a combination of available cash and $2.0 billion in repurchase agreements that expired at the end of 2022.

The following table summarizes Chubb's best estimate of fair value of the assets acquired and liabilities assumed at July 1, 2022. The fair value of assets and liabilities, including intangible assets and tax-related items (classified below in Other assets and Other liabilities), are preliminary and may change with offsetting adjustments to goodwill. Chubb may make further

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Chubb Limited and Subsidiaries

adjustments to its purchase price allocation through the end of the permissible one-year measurement period. Chubb does not expect changes, if any, to materially affect its financial position, results of operations, or cash flows.

Preliminary estimate of assets acquired and liabilities assumed from Cigna's business in Asia	July 1
(in millions of U.S. dollars)	2022
Assets
Investments and Cash	$5,275
Accrued investment income	33
Insurance and reinsurance balances receivable	52
Reinsurance recoverable on losses and loss expenses	3
Reinsurance recoverable on future policy benefits	82
Value of business acquired	3,503
Goodwill and intangible assets	1,559
Other assets	649
Total assets	$11,156
Liabilities
Unpaid losses and loss expenses	$12
Unearned premiums	59
Future policy benefits	3,817
Insurance and reinsurance balances payable	115
Accounts payable, accrued expenses, and other liabilities	924
Deferred tax liabilities	870
Total liabilities	$5,797

Net acquired assets, including goodwill	5,359
Total	$11,156

Direct costs related to the acquisition were expensed as incurred. Cigna integration expenses were $48 million for the year ended December 31, 2022, which include one-time costs that are directly attributable to third-party consulting fees, employee-related retention costs, and other professional and legal fees related to the acquisition.

The following table summarizes the results of the acquired Cigna's A&H and Life business operations since the acquisition date that have been included within our Consolidated statements of operations.

July 1, 2022 to
(in millions of U.S. dollars)	December 31, 2022
Total revenues	$1,507
Net income	$148

The preliminary purchase price allocation to intangible assets recorded in connection with the Cigna acquisition and their related useful lives at July 1, 2022, are as follows:

(in millions of U.S. dollars)	Amount	Weighted-average useful life
Definite life
Agency distribution relationships and renewal rights	$230	22 years
Unearned premium reserves (UPR) intangible asset	9	1 year
Indefinite life
Trademarks	70	Indefinite
Total identified intangible assets	$309

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Chubb Limited and Subsidiaries

The following table presents supplemental unaudited pro forma consolidated information for the periods indicated as though the acquisition of Cigna's business in Asia that occurred on July 1, 2022, had instead occurred on January 1, 2021, for each of the respective periods. The unaudited pro forma consolidated financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated on January 1, 2021, nor is it necessarily indicative of future operating results. Significant assumptions used to determine pro forma operating results include amortization of VOBA and other intangible assets and recognition of interest expense associated with the repurchase agreement transactions used to effect the acquisition.

Pro forma:	For the Year Ended December 31
(in millions of U.S. dollars, except per share data)	2022	2021
Net premiums earned	$41,913	$39,495
Total revenues	$44,673	$44,166
Net income	$5,503	$8,921

Huatai Group
Chubb maintains a direct investment in Huatai Insurance Group Co., Ltd. (Huatai Group). Huatai Group is the parent company of, and owns 100 percent of, Huatai Property & Casualty Insurance Co., Ltd. (Huatai P&C), 80 percent of Huatai Life Insurance Co., Ltd. (Huatai Life), and 82 percent of Huatai Asset Management Co., Ltd. (collectively, Huatai). Huatai Group's insurance operations have more than 700 branches and approximately 19 million customers in China.

As of December 31, 2022, Chubb's aggregate ownership interest in Huatai Group was 47.3 percent. Chubb applies the equity method of accounting to its investment in Huatai Group by recording its share of net income or loss in Other (income) expense in the Consolidated statements of operations.

During 2021, Chubb entered into agreements with several counterparties to purchase incremental ownership interests in Huatai Group totaling 31.8 percent for approximately $2 billion. In connection with these agreements, Chubb paid net deposits of $1.1 billion in 2021 and $184 million in 2022. Chubb entered into an agreement to acquire a 7.05 percent ownership interest in Huatai Group for approximately $0.5 billion, which was paid as a deposit in 2020. Completion of all such transactions would result in approximately 86.1 percent ownership in Huatai Group.

In 2022, we received regulatory approval to increase our ownership in Huatai Group to 83.2 percent and, in January 2023, we completed transactions that increased our ownership interest to approximately 64.2 percent. The acquisition of the remaining additional 22.0 percent in incremental ownership interests is pending completion of certain closing conditions, of which approximately 3.0 percent also requires regulatory approval.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Chubb Limited and Subsidiaries

3. Investments

a) Fixed maturities

December 31, 2022	Amortized Cost	Valuation Allowance	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
(in millions of U.S. dollars)
Available for sale
U.S. Treasury / Agency	$2,792	$—	$5	$(171)	$2,626
Non-U.S.	28,064	(59)	108	(2,205)	25,908
Corporate and asset-backed securities	40,547	(107)	49	(3,534)	36,955
Mortgage-backed securities	17,871	(3)	4	(2,021)	15,851
Municipal	4,081	—	8	(209)	3,880
	$93,355	$(169)	$174	$(8,140)	$85,220

	Amortized Cost	Valuation Allowance	Net Carrying Value	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
Held to maturity
U.S. Treasury / Agency	$1,417	$—	$1,417	$1	$(48)	$1,370
Non-U.S.	1,140	(4)	1,136	—	(82)	1,054
Corporate and asset-backed securities	1,733	(28)	1,705	1	(126)	1,580
Mortgage-backed securities	1,456	(1)	1,455	—	(104)	1,351
Municipal	3,136	(1)	3,135	1	(52)	3,084
	$8,882	$(34)	$8,848	$3	$(412)	$8,439

December 31, 2021	Amortized Cost	Valuation Allowance	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
(in millions of U.S. dollars)
Available for sale
U.S. Treasury / Agency	$2,111	$—	$109	$(6)	$2,214
Non-U.S.	25,156	(8)	953	(272)	25,829
Corporate and asset-backed securities	37,844	(6)	1,410	(185)	39,063
Mortgage-backed securities	20,080	—	532	(123)	20,489
Municipal	5,302	—	216	(5)	5,513
	$90,493	$(14)	$3,220	$(591)	$93,108

	Amortized Cost	Valuation Allowance	Net Carrying Value	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
Held to maturity
U.S. Treasury / Agency	$1,213	$—	$1,213	$34	$(3)	$1,244
Non-U.S.	1,201	(5)	1,196	66	—	1,262
Corporate and asset-backed securities	2,032	(28)	2,004	197	—	2,201
Mortgage-backed securities	1,731	(1)	1,730	74	(1)	1,803
Municipal	3,976	(1)	3,975	162	—	4,137
	$10,153	$(35)	$10,118	$533	$(4)	$10,647

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Chubb Limited and Subsidiaries

The following table presents the amortized cost of our HTM securities according to S&P rating:

			December 31
		2022		2021
(in millions of U.S. dollars, except for percentages)	Amortized cost	% of Total	Amortized cost	% of Total
AAA	$1,612	18%	$2,089	21%
AA	5,023	57%	5,303	52%
A	1,634	18%	1,964	19%
BBB	593	7%	773	8%
BB	20	—%	23	—%
Other	—	—%	1	—%
Total	$8,882	100%	$10,153	100%

The following table presents fixed maturities by contractual maturity:

			December 31
		2022		2021
(in millions of U.S. dollars)	Net Carrying Value	Fair Value	Net Carrying Value	Fair Value
Available for sale
Due in 1 year or less	$2,962	$2,962	$4,498	$4,498
Due after 1 year through 5 years	24,791	24,791	25,542	25,542
Due after 5 years through 10 years	26,679	26,679	28,207	28,207
Due after 10 years	14,937	14,937	14,372	14,372
	69,369	69,369	72,619	72,619
Mortgage-backed securities	15,851	15,851	20,489	20,489
	$85,220	$85,220	$93,108	$93,108
Held to maturity
Due in 1 year or less	$1,015	$1,003	$888	$894
Due after 1 year through 5 years	3,658	3,531	3,744	3,846
Due after 5 years through 10 years	1,460	1,423	2,242	2,349
Due after 10 years	1,260	1,131	1,514	1,755
	7,393	7,088	8,388	8,844
Mortgage-backed securities	1,455	1,351	1,730	1,803
	$8,848	$8,439	$10,118	$10,647

Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Chubb Limited and Subsidiaries

b) Gross unrealized loss
Fixed maturities in an unrealized loss position at December 31, 2022 and 2021 comprised both investment grade and below investment grade securities for which fair value declined, principally due to rising interest rates since the date of purchase.

The following tables present, for AFS fixed maturities in an unrealized loss position (including securities on loan) that are not deemed to have expected credit losses, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	0 – 12 Months		Over 12 Months		Total
December 31, 2022	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. Treasury / Agency	$2,152	$(125)	$386	$(46)	$2,538	$(171)
Non-U.S.	15,538	(1,012)	5,490	(704)	21,028	(1,716)
Corporate and asset-backed securities	25,687	(1,793)	4,190	(552)	29,877	(2,345)
Mortgage-backed securities	10,561	(1,033)	4,770	(941)	15,331	(1,974)
Municipal	3,251	(152)	155	(48)	3,406	(200)
Total AFS fixed maturities	$57,189	$(4,115)	$14,991	$(2,291)	$72,180	$(6,406)

	0 – 12 Months		Over 12 Months		Total
December 31, 2021	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. Treasury / Agency	$363	$(3)	$70	$(3)	$433	$(6)
Non-U.S.	6,917	(196)	1,093	(62)	8,010	(258)
Corporate and asset-backed securities	9,449	(145)	806	(32)	10,255	(177)
Mortgage-backed securities	8,086	(116)	190	(7)	8,276	(123)
Municipal	226	(5)	—	—	226	(5)
Total AFS fixed maturities	$25,041	$(465)	$2,159	$(104)	$27,200	$(569)

The following table presents a roll-forward of valuation allowance for expected credit losses on fixed maturities:

	Year Ended December 31
(in millions of U.S. dollars)	2022	2021
Available for sale
Valuation allowance for expected credit losses - beginning of period	$14	$20
Provision for expected credit loss	237	14
Recovery of expected credit loss	(82)	(20)
Valuation allowance for expected credit losses - end of period	$169	$14
Held to maturity
Valuation allowance for expected credit losses - beginning of period	$35	$44
Provision for expected credit loss	2	1
Recovery of expected credit loss	(3)	(10)
Valuation allowance for expected credit losses - end of period	$34	$35

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Chubb Limited and Subsidiaries

c) Net realized gains (losses)

The following table presents the components of net realized gains (losses) and the change in net unrealized appreciation (depreciation) of investments:

	Year Ended December 31
(in millions of U.S. dollars)	2022	2021	2020
Fixed maturities:
Gross realized gains	$619	$142	$244
Gross realized losses	(1,379)	(123)	(366)
Net (provision for) recovery of expected credit losses	(154)	14	11
Impairment (1)	(135)	(30)	(170)
Total fixed maturities	(1,049)	3	(281)
Equity securities	(230)	662	586
Other investments	(31)	111	(32)
Foreign exchange	393	348	(483)
Investment and embedded derivative instruments	(43)	(72)	81
Fair value adjustments on insurance derivative	(63)	316	(202)
S&P futures	187	(202)	(108)
Other derivative instruments	(11)	(8)	1
Other	(118)	(6)	(60)
Net realized gains (losses) (pre-tax)	$(965)	$1,152	$(498)

Change in net unrealized appreciation (depreciation) on investments (pre-tax):
Fixed maturities available for sale	$(10,583)	$(2,901)	$2,628
Fixed maturities held to maturity	(15)	(18)	(24)
Other	20	(19)	(12)
Income tax (expense) benefit	1,043	521	(462)
Change in net unrealized appreciation (depreciation) on investments (after-tax)	$(9,535)	$(2,417)	$2,130
(1)Relates to certain securities we intended to sell and securities written to market entering default.

Realized gains and losses from Equity securities and Other investments from the table above include sales of securities and unrealized gains and losses from fair value changes as follows:

							Year Ended December 31
	2022			2021			2020
(in millions of U.S. dollars)	Equity Securities	Other Investments	Total	Equity Securities	Other Investments	Total	Equity Securities	Other Investments	Total
Net gains (losses) recognized during the period	$(230)	$(31)	$(261)	$662	$111	$773	$586	$(32)	$554
Less: Net gains recognized from sales of securities	409	—	409	157	—	157	455	—	455
Unrealized gains (losses) recognized for securities still held at reporting date	$(639)	$(31)	$(670)	$505	$111	$616	$131	$(32)	$99

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Chubb Limited and Subsidiaries

d) Other investments

	December 31
(in millions of U.S. dollars)	2022	2021
Alternative investments:
Partially-owned investment companies	$10,527	$9,210
Limited partnerships	1,455	631
Investment funds	373	267
Alternative investments	12,355	10,108
Life insurance policies	399	481
Policy loans	343	243
Non-qualified separate account assets (1)	223	278
Other	376	59
Total	$13,696	$11,169
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

Alternative investments
Alternative investments include partially-owned investment companies, investment funds, and limited partnerships measured at fair value using net asset value (NAV) as a practical expedient. The following table presents, by investment category, the expected liquidation period, fair value, and maximum future funding commitments of alternative investments:

				December 31
		2022		2021
(in millions of U.S. dollars)	Expected Liquidation Period of Underlying Assets	Fair Value	Maximum Future Funding Commitments	Fair Value	Maximum Future Funding Commitments
Financial	2 to 10 Years	$1,074	$505	$1,096	$267
Real assets	2 to 13 Years	2,166	681	1,193	766
Distressed	2 to 8 Years	1,048	755	753	641
Private credit	3 to 8 Years	215	429	84	279
Traditional	2 to 14 Years	7,424	5,025	6,647	5,200
Vintage	1 to 2 Years	55	—	68	—
Investment funds	Not Applicable	373	—	267	—
		$12,355	$7,395	$10,108	$7,153

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Chubb Limited and Subsidiaries

Included in partially-owned investment companies and limited partnerships are 168 individual limited partnerships covering a broad range of investment strategies including large cap buyouts, specialist buyouts, growth capital, distressed, mezzanine, real estate, and co-investments. The underlying portfolio consists of various public and private debt and equity securities of publicly traded and privately held companies and real estate assets. The underlying investments across various partnerships, geographies, industries, asset types, and investment strategies provide risk diversification within the limited partnership portfolio and the overall investment portfolio.

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

e) Investments in partially-owned insurance companies
The following table presents Investments in partially-owned insurance companies:

	December 31, 2022			December 31, 2021
(in millions of U.S. dollars, except for percentages)	Carrying Value	Goodwill	Direct Ownership Percentage	Carrying Value	Goodwill	Direct Ownership Percentage	Domicile
Huatai Group	$2,490	$1,247	47%	$2,698	$1,355	47%	China
Huatai Life Insurance Company	215	65	20%	253	71	20%	China
Freisenbruch-Meyer	11	3	40%	10	3	40%	Bermuda
Chubb Arabia Cooperative Insurance Company	24	—	30%	23	—	30%	Saudi Arabia
Russian Reinsurance Company	—	—	23%	4	—	23%	Russia
ABR Reinsurance Ltd.	137	—	19%	142	—	17%	Bermuda
Total	$2,877	$1,315		$3,130	$1,429

Chubb’s aggregate direct and indirect ownership in Huatai Life is 57.7 percent, comprising 20 percent direct and 37.7 percent indirect ownership interest at December 31, 2022. The table above excludes the 16.9 percent of additional ownership in Huatai Group that was acquired in January 2023 and 22.0 percent that is pending completion of certain closing conditions. Refer to Note 2 for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Chubb Limited and Subsidiaries

f) Net investment income

	Year Ended December 31
(in millions of U.S. dollars)	2022	2021	2020
Fixed maturities (1)	$3,594	$3,300	$3,321
Short-term investments	81	35	48
Other interest income	42	11	19
Equity securities	99	150	81
Other investments	104	147	82
Gross investment income (1)	3,920	3,643	3,551
Investment expenses	(178)	(187)	(176)
Net investment income (1)	$3,742	$3,456	$3,375
(1) Includes amortization expense related to fair value adjustment of acquired invested assets	$(41)	$(84)	$(116)

g) Restricted assets
Chubb is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutory regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. Chubb is also required to restrict assets pledged under repurchase agreements, which represent Chubb's agreement to sell securities and repurchase them at a future date for a predetermined price. We use trust funds in certain large reinsurance transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit (LOC) requirements. We have investments in segregated portfolios primarily to provide collateral or guarantees for LOC and derivative transactions. Included in restricted assets are investments, primarily fixed maturities, totaling $15,721 million and $17,092 million, and cash of $115 million and $152 million, at December 31, 2022 and 2021, respectively.
The following table presents the components of restricted assets:

		December 31
(in millions of U.S. dollars)	2022	2021
Trust funds	$8,120	$9,915
Deposits with U.S. regulatory authorities	2,345	2,402
Deposits with non-U.S. regulatory authorities	2,959	2,873
Assets pledged under repurchase agreements	1,527	1,420
Other pledged assets	885	634
Total	$15,836	$17,244

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Chubb Limited and Subsidiaries

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

Financial instruments measured at fair value on a recurring basis, by valuation hierarchy

December 31, 2022	Level 1	Level 2	Level 3	Total
(in millions of U.S. dollars)
Assets:
Fixed maturities available for sale
U.S. Treasury / Agency	$2,100	$526	$—	$2,626
Non-U.S.	—	25,344	564	25,908
Corporate and asset-backed securities	—	34,506	2,449	36,955
Mortgage-backed securities	—	15,840	11	15,851
Municipal	—	3,880	—	3,880
	2,100	80,096	3,024	85,220
Equity securities	737	—	90	827
Short-term investments	3,108	1,849	3	4,960
Other investments (1)	552	399	—	951
Securities lending collateral	—	1,523	—	1,523
Investment derivatives	82	—	—	82
Derivatives designated as hedging instruments	—	17	—	17
Other derivative instruments	33	—	—	33
Separate account assets	5,101	89	—	5,190
Total assets measured at fair value (1)	$11,713	$83,973	$3,117	$98,803
Liabilities:
Investment derivatives	$139	$—	$—	$139
Derivatives designated as hedging instruments	—	53	—	53
GLB (2)	—	—	736	736
Total liabilities measured at fair value	$139	$53	$736	$928
(1)Excluded from the table above are partially-owned investments, investment funds, and limited partnerships of $12,355 million, policy loans of $343 million and other investments of $47 million at December 31, 2022 measured using NAV as a practical expedient.
(2)Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Chubb Limited and Subsidiaries

December 31, 2021	Level 1	Level 2	Level 3	Total
(in millions of U.S. dollars)
Assets:
Fixed maturities available for sale
U.S. Treasury / Agency	$1,680	$534	$—	$2,214
Non-U.S.	—	25,196	633	25,829
Corporate and asset-backed securities	—	37,014	2,049	39,063
Mortgage-backed securities	—	20,463	26	20,489
Municipal	—	5,513	—	5,513
	1,680	88,720	2,708	93,108
Equity securities	4,705	—	77	4,782
Short-term investments	1,744	1,395	7	3,146
Other investments (1)	286	481	—	767
Securities lending collateral	—	1,831	—	1,831
Investment derivatives	58	—	—	58
Separate account assets	5,461	99	—	5,560
Total assets measured at fair value (1)	$13,934	$92,526	$2,792	$109,252
Liabilities:
Investment derivatives	$166	$—	$—	$166
Other derivative instruments	16	—	—	16
GLB (2)	—	—	745	745
Total liabilities measured at fair value	$182	$—	$745	$927
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

(in millions of U.S. dollars, except for percentages)	Fair Value at December 31 2022	Valuation Technique	Significant Unobservable Inputs	Ranges	Weighted Average (1)
GLB (1)	$736	Actuarial model	Lapse rate	3% - 30%	3.6%
			Annuitization rate	0% - 100%	4.4%
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
The effect of changes in key market factors on assumed lapse and annuitization rates reflect emerging trends using data available from cedants. For treaties with limited experience, rates are established by blending the experience with data received from other ceding companies. The model and related assumptions are regularly re-evaluated by management and enhanced, as appropriate, based upon additional experience obtained related to policyholder behavior and availability of updated information

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Chubb Limited and Subsidiaries

such as market conditions, market participant assumptions, and demographics of in-force annuities. In the third quarter of 2022, we completed a review of policyholder behavior related to annuitizations, partial withdrawals, lapses, and mortality for our variable annuity reinsurance business. As a result, we refined our policyholder behavior assumptions (mainly those relating to annuitizations and partial withdrawals). This refinement increased the fair value of GLB liabilities, and resulted in a realized loss of approximately $40 million. During the year ended December 31, 2022, we also made routine model refinements to the internal valuation model which had an insignificant impact on net income.
The following tables present a reconciliation of the beginning and ending balances of financial instruments measured at fair value using significant unobservable inputs (Level 3):

					Assets	Liabilities
	Available-for-Sale Debt Securities			Equity securities	Short-term investments	GLB (1)
Year Ended December 31, 2022	Non-U.S.	Corporate and asset-backed securities	Mortgage-backed securities
(in millions of U.S. dollars)
Balance, beginning of year	$633	$2,049	$26	$77	$7	$745
Transfers into Level 3	23	47	—	1	—	—
Transfers out of Level 3	(23)	(97)	(9)	—	—	—
Change in Net Unrealized Gains/Losses in OCI	(53)	(80)	—	—	—	—
Net Realized Gains/Losses	(6)	(14)	—	15	(2)	63
Purchases	156	921	4	9	3	—
Sales	(59)	(85)	—	(12)	—	—
Settlements	(107)	(292)	(10)	—	(5)	—
Other	—	—	—	—	—	(72)
Balance, end of year	$564	$2,449	$11	$90	$3	$736
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$(2)	$(9)	$—	$14	$(1)	$63
Change in Net Unrealized Gains/Losses included in OCI at the Balance Sheet Date	$(53)	$(84)	$—	$—	$—	$—
(1)Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Chubb Limited and Subsidiaries

	Assets						Liabilities
	Available-for-Sale Debt Securities			Equity securities	Short-term investments	Other investments	GLB (1)
Year Ended December 31, 2021	Non-U.S.	Corporate and asset-backed securities	Mortgage-backed securities
(in millions of U.S. dollars)
Balance, beginning of year	$546	$1,573	$60	$73	$5	$10	$1,089
Transfers into Level 3	24	91	—	—	—	—	—
Transfers out of Level 3	(11)	(76)	(18)	—	—	(10)	—
Change in Net Unrealized Gains/Losses in OCI	(30)	15	—	—	(1)	—	—
Net Realized Gains/Losses	(1)	(2)	—	8	—	—	(316)
Purchases	275	1,154	18	21	9	—	—
Sales	(48)	(99)	(1)	(25)	—	—	—
Settlements	(122)	(607)	(33)	—	(6)	—	—
Other	—	—	—	—	—	—	(28)
Balance, end of year	$633	$2,049	$26	$77	$7	$—	$745
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$—	$3	$—	$5	$—	$—	$(316)
Change in Net Unrealized Gains/Losses included in OCI at the Balance Sheet Date	$(25)	$17	$—	$—	$—	$—	$—
(1)Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value.

	Assets						Liabilities
	Available-for-Sale Debt Securities				Short-term investments		GLB (1)
Year Ended December 31, 2020	Non-U.S.	Corporate and asset-backed securities	Mortgage-backed securities	Equity securities		Other investments
(in millions of U.S. dollars)
Balance, beginning of year	$449	$1,451	$60	$69	$6	$10	$897
Transfers into Level 3	—	134	—	—	—	—	—
Transfers out of Level 3	(16)	(73)	(1)	(3)	—	—	—
Change in Net Unrealized Gains/Losses in OCI	19	(8)	—	—	—	—	—
Net Realized Gains/Losses	(1)	(30)	—	1	(1)	—	202
Purchases	274	708	2	23	14	—	—
Sales	(122)	(186)	—	(17)	(2)	—	—
Settlements	(57)	(423)	(1)	—	(12)	—	—
Other	—	—	—	—	—	—	(10)
Balance, end of year	$546	$1,573	$60	$73	$5	$10	$1,089
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$—	$(5)	$—	$4	$—	$—	$202
Change in Net Unrealized Gains/Losses included in OCI at the Balance Sheet Date	$16	$(6)	$—	$—	$—	$—	$—
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

The following tables present fair value, by valuation hierarchy, and carrying value of the financial instruments not measured at fair value:

December 31, 2022	Fair Value				Net Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities held to maturity
U.S. Treasury / Agency	$1,299	$71	$—	$1,370	$1,417
Non-U.S.	—	1,054	—	1,054	1,136
Corporate and asset-backed securities	—	1,580	—	1,580	1,705
Mortgage-backed securities	—	1,351	—	1,351	1,455
Municipal	—	3,084	—	3,084	3,135
Total assets	$1,299	$7,140	$—	$8,439	$8,848
Liabilities:
Repurchase agreements	$—	$1,419	$—	$1,419	$1,419
Short-term debt	—	473	—	473	475
Long-term debt	—	12,495	—	12,495	14,402
Trust preferred securities	—	383	—	383	308
Total liabilities	$—	$14,770	$—	$14,770	$16,604

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Chubb Limited and Subsidiaries

December 31, 2021	Fair Value				Net Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities held to maturity
U.S. Treasury / Agency	$1,192	$52	$—	$1,244	$1,213
Non-U.S.	—	1,262	—	1,262	1,196
Corporate and asset-backed securities	—	2,201	—	2,201	2,004
Mortgage-backed securities	—	1,803	—	1,803	1,730
Municipal	—	4,137	—	4,137	3,975
Total assets	$1,192	$9,455	$—	$10,647	$10,118
Liabilities:
Repurchase agreements	$—	$1,406	$—	$1,406	$1,406
Short-term debt	—	1,019	—	1,019	999
Long-term debt	—	16,848	—	16,848	15,169
Trust preferred securities	—	460	—	460	308
Total liabilities	$—	$19,733	$—	$19,733	$17,882

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

	Year Ended December 31
(in millions of U.S. dollars)	2022	2021	2020
Premiums written
Direct	$47,511	$42,811	$37,749
Assumed	4,502	3,969	3,512
Ceded	(10,258)	(8,912)	(7,441)
Net	$41,755	$37,868	$33,820
Premiums earned
Direct	$46,154	$41,138	$37,037
Assumed	4,430	3,650	3,323
Ceded	(10,195)	(8,433)	(7,243)
Net	$40,389	$36,355	$33,117
Ceded losses and loss expenses incurred were $7.0 billion, $6.1 billion, and $5.0 billion for the years ended December 31, 2022, 2021, and 2020, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Chubb Limited and Subsidiaries

b) Reinsurance recoverable on ceded reinsurance

	December 31, 2022		December 31, 2021
(in millions of U.S. dollars)	Net Reinsurance Recoverable (1)	Valuation allowance	Net Reinsurance Recoverable (1)	Valuation allowance
Reinsurance recoverable on unpaid losses and loss expenses	$17,128	$289	$16,184	$271
Reinsurance recoverable on paid losses and loss expenses	1,773	62	1,182	58
Reinsurance recoverable on losses and loss expenses	$18,901	$351	$17,366	$329
Reinsurance recoverable on policy benefits	$303	$4	$213	$4
(1)     Net of valuation allowance for uncollectible reinsurance.

The increase in reinsurance recoverable on losses and loss expenses in 2022 was primarily due to higher underlying ceded exposures reflecting premium growth and prior period development in certain lines, partially offset by foreign currency movement.

The following table presents a roll-forward of valuation allowance for uncollectible reinsurance related to Reinsurance recoverable on loss and loss expenses:

	Year Ended December 31
(in millions of U.S. dollars)	2022	2021
Valuation allowance for uncollectible reinsurance - beginning of period	$329	$314
Provision for uncollectible reinsurance	43	66
Write-offs charged against the valuation allowance	(19)	(50)
Foreign exchange revaluation	(2)	(1)
Valuation allowance for uncollectible reinsurance - end of period	$351	$329

The following tables present a listing, at December 31, 2022, of the categories of Chubb's reinsurers:

December 31, 2022	Gross Reinsurance Recoverable on Losses and Loss Expenses	Valuation allowance for Uncollectible Reinsurance	% of Gross Reinsurance Recoverable
(in millions of U.S. dollars, except for percentages)
Categories
Largest reinsurers	$10,826	$114	1.1%
Other reinsurers rated A- or better	4,161	47	1.1%
Other reinsurers rated lower than A- or not rated	443	70	15.8%
Pools	425	14	3.3%
Structured settlements	507	11	2.2%
Captives	2,455	13	0.5%
Other	435	82	18.8%
Total	$19,252	$351	1.8%

Largest Reinsurers
ABR Reinsurance Capital Holdings	HDI Group (Hannover Re)	Partner Re Group	Swiss Re Group
Alleghany Corp	Lloyd's of London	Renaissance Re Holdings Ltd
Berkshire Hathaway Insurance Group	Munich Re Group	Starr International Group

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Chubb Limited and Subsidiaries

Categories of Chubb's reinsurers	Comprises:
Largest reinsurers	• All groups of reinsurers or captives where the gross recoverable exceeds one percent of Chubb's total shareholders' equity.
Other reinsurers rated A- or better	• All reinsurers rated A- or better that were not included in the largest reinsurer category.
Other reinsurers rated lower than A- or not rated	• All reinsurers rated lower than A- or not rated that were not included in the largest reinsurer category.
Pools	• Related to Chubb's voluntary pool participation and Chubb's mandatory pool participation required by law in certain states.
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

6. Goodwill, Other intangible assets, and Value of business acquired
Goodwill
The following table presents a roll-forward of Goodwill by segment:

(in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Chubb Consolidated
Balance at December 31, 2020	$6,972	$2,240	$134	$4,836	$371	$847	$15,400
Foreign exchange revaluation and other	—	—	—	(183)	—	(4)	(187)
Balance at December 31, 2021	$6,972	$2,240	$134	$4,653	$371	$843	$15,213
Acquisition of Cigna's business in Asia	—	—	—	90	—	1,160	1,250
Foreign exchange revaluation and other	(27)	(10)	—	(138)	—	(1)	(176)
Balance at December 31, 2022	$6,945	$2,230	$134	$4,605	$371	$2,002	$16,287

Other intangible assets
Other intangible assets that are subject to amortization principally relate to agency distribution relationships and renewal rights and other intangible assets that are not subject to amortization principally relate to trademarks.

	December 31
(in millions of U.S. dollars)	2022	2021
Subject to amortization	$2,459	$2,508
Not subject to amortization	2,982	2,947
Total	$5,441	$5,455

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Chubb Limited and Subsidiaries

Amortization expense related to purchased intangibles was $285 million, $287 million, and $290 million for the years ended December 31, 2022, 2021, and 2020, respectively. The following table presents, as of December 31, 2022, the expected estimated pre-tax amortization expense of purchased intangibles, at current foreign currency exchange rates, for the next five years:

For the Years Ending December 31
(in millions of U.S. dollars)	Total Amortization of purchased intangibles
2023	$281
2024	260
2025	242
2026	220
2027	205
Total	$1,208

VOBA
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

The following table presents a roll-forward of VOBA:

		Year Ended December 31
(in millions of U.S. dollars)	2022	2021	2020
Balance, beginning of year	$236	$263	$306
Acquisition of Cigna's business in Asia	3,503	—	—
Amortization of VOBA (1)	(164)	(22)	(27)
Foreign exchange revaluation and other	21	(5)	(16)
Balance, end of year	$3,596	$236	$263
(1)Recognized in Policy acquisition costs in the Consolidated statements of operations.

For the year ended December 31, 2022, amortization of VOBA associated with the acquisition of Cigna's business in Asia was $145 million pre-tax.

The following table presents, as of December 31, 2022, the expected estimated pre-tax amortization expense related to VOBA for the next five years at current foreign currency exchange rates:

For the Years Ending December 31	VOBA
(in millions of U.S. dollars)
2023	$333
2024	299
2025	270
2026	243
2027	219

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Chubb Limited and Subsidiaries

7. Unpaid losses and loss expenses

Chubb establishes reserves for the estimated unpaid ultimate liability for losses and loss expenses under the terms of its policies and agreements. Reserves include estimates for both claims that have been reported and for IBNR claims, and include estimates of expenses associated with processing and settling these claims. Reserves are recorded in Unpaid losses and loss expenses in the Consolidated balance sheets. While we believe that our reserves for unpaid losses and loss expenses at December 31, 2022, are adequate, new information or trends may lead to future developments in incurred loss and loss expenses significantly greater or less than the reserves provided. Any such revisions could result in future changes in estimates of losses or reinsurance recoverable and would be reflected in our results of operations in the period in which the estimates are changed.
The following table presents a reconciliation of beginning and ending Unpaid losses and loss expenses:

	Year Ended December 31
(in millions of U.S. dollars)	2022	2021	2020
Gross unpaid losses and loss expenses, beginning of year	$72,943	$67,811	$62,690
Reinsurance recoverable on unpaid losses (1)	(16,184)	(14,647)	(14,181)
Net unpaid losses and loss expenses, beginning of year	56,759	53,164	48,509
Net losses and loss expenses incurred in respect of losses occurring in:
Current year	24,495	22,966	22,124
Prior years (2)	(1,153)	(986)	(414)
Total	23,342	21,980	21,710
Net losses and loss expenses paid in respect of losses occurring in:
Current year	8,117	7,836	7,782
Prior years	12,206	10,048	9,652
Total	20,323	17,884	17,434
Foreign currency revaluation and other	(583)	(501)	379
Net unpaid losses and loss expenses, end of year	59,195	56,759	53,164
Reinsurance recoverable on unpaid losses (1)	17,128	16,184	14,647
Gross unpaid losses and loss expenses, end of year	$76,323	$72,943	$67,811
(1)     Net of valuation allowance for uncollectible reinsurance.
(2)    Relates to prior period loss reserve development only and excludes prior period development related to reinstatement premiums, expense adjustments, and earned premiums totaling $277 million, $60 million, and $19 million for 2022, 2021, and 2020, respectively.

The increase in gross and net unpaid losses and loss expense in 2022 is due to an increase in underlying exposure due to premium growth, increased loss severity trends and net catastrophe losses, partially offset by favorable prior period development, and favorable foreign exchange movement. The increase in gross and net unpaid losses and loss expense in 2021 is due to an increase in underlying exposure due to premium growth, partially offset by favorable prior period development.

The loss development tables under section c) below, present Chubb’s historical incurred and paid claims development by broad product line through December 31, 2022, net of reinsurance, as well as the cumulative number of reported claims, IBNR balances, and other supplementary information.

Recent period inflation is higher than the levels underlying our loss development triangles.  To account for this, our loss estimates for a number of product lines include explicit adjustments by accident year for the potential increase in ultimate claim severity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Chubb Limited and Subsidiaries

The following table presents a reconciliation of the loss development tables to the liability for unpaid losses and loss expenses in the consolidated balance sheet:

Reconciliation of Reserve Balances to Liability for Unpaid Loss and Loss Expenses
(in millions of U.S. dollars)	December 31, 2022
Presented in the loss development tables:
North America Commercial P&C Insurance — Workers' Compensation	$9,962
North America Commercial P&C Insurance — Liability	20,014
North America Commercial P&C Insurance — Other Casualty	2,530
North America Commercial P&C Insurance — Non-Casualty	3,253
North America Personal P&C Insurance	3,225
Overseas General Insurance — Casualty	7,287
Overseas General Insurance — Non-Casualty	3,206
Global Reinsurance — Casualty	1,208
Global Reinsurance — Non-Casualty	494
Excluded from the loss development tables:
Other	5,210
Net unpaid loss and allocated loss adjustment expense	56,389
Ceded unpaid loss and allocated loss adjustment expense:
North America Commercial P&C Insurance — Workers' Compensation	1,274
North America Commercial P&C Insurance — Liability	6,920
North America Commercial P&C Insurance — Other Casualty	888
North America Commercial P&C Insurance — Non-Casualty	1,883
North America Personal P&C Insurance	530
Overseas General Insurance — Casualty	2,481
Overseas General Insurance — Non-Casualty	1,702
Global Reinsurance — Casualty	55
Global Reinsurance — Non-Casualty	171
Other	1,410
Ceded unpaid loss and allocated loss adjustment expense	17,314
Unpaid loss and loss expense on other than short-duration contracts (1)	943
Unpaid unallocated loss adjustment expenses	1,677
Unpaid losses and loss expenses	$76,323
(1)     Primarily includes the claims reserve of our International A&H business and Life Insurance segment reserves.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Chubb Limited and Subsidiaries

Business excluded from the loss development tables
“Other” shown in the reconciliation table comprises businesses excluded from the loss development tables:
•Corporate segment business, which includes run-off liabilities such as asbestos, environmental, and molestation and other mass tort exposures and which impact accident years older than those shown in the loss development tables;
•North America Agricultural Insurance segment business, which is short-tailed with the majority of the liabilities expected to be resolved in the ensuing twelve months; and
•Certain subsets of our business due to data limitations or unsuitability to the loss development table presentation, including:
◦Various loss portfolio transfers; by convention, all premium and losses associated with these transactions are recorded to the policy period of the transaction, even though the accident dates of the claims covered may be a decade or more in the past. We also underwrite certain high attachment, high limit, multiple-line and excess of aggregate coverages for large commercial clients. Changes in incurred loss and cash flow patterns are volatile and sufficiently different from those of typical insureds. This category includes the Alternative Risk Solutions business within the North America Commercial P&C Insurance segment;
◦2015 and prior paid history on a subset of previously acquired international businesses, within the Overseas General Insurance segment, due to limitations on the data prior to the acquisition;
◦Purchase accounting adjustments related to unpaid losses and loss expenses for Chubb Corp;
◦Reinsurance recoverable bad debt; and
◦Balances with insufficient detail.

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
•The amounts in both triangles for the years ended December 31, 2013, to December 31, 2021, and average historical claim duration as of December 31, 2022, are presented as supplementary information.
•All data presented in the triangles is net of reinsurance recoverables.
•The IBNR reserves shown to the right of each incurred loss development exhibit reflect the net IBNR recorded as of December 31, 2022.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Chubb Limited and Subsidiaries

North America Commercial P&C Insurance — Workers' Compensation — Long-tail
This product line has a broad mix of exposures across industries as well as a mix of policy coverages. Types of coverage include risk management business predominantly with high deductible policies, loss sensitive business (i.e., retrospectively-rated policies), business fronted for captives, as well as excess and primary guaranteed cost coverages.

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

Net Incurred Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31			As of December 31 2022
(in millions of U.S. dollars)			Unaudited								Net IBNR Reserves	Reported Claims (in thousands)
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$1,109	$1,108	$1,122	$1,127	$1,086	$1,073	$1,037	$1,014	$989	$968	$219	43
2014		1,207	1,201	1,217	1,215	1,163	1,100	1,073	1,037	1,007	264	45
2015			1,282	1,259	1,276	1,279	1,217	1,154	1,128	1,092	338	50
2016				1,366	1,361	1,383	1,378	1,269	1,206	1,177	380	52
2017					1,412	1,380	1,399	1,393	1,376	1,176	465	50
2018						1,359	1,361	1,380	1,385	1,384	631	51
2019							1,391	1,384	1,400	1,409	656	48
2020								1,367	1,388	1,409	852	31
2021									1,348	1,330	780	37
2022										1,344	988	32
Total										$12,296

Net Cumulative Paid Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31
(in millions of U.S. dollars)			Unaudited
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$107	$286	$422	$506	$553	$587	$616	$633	$650	$664
2014		113	295	410	484	532	566	599	617	634
2015			116	301	418	501	564	606	628	645
2016				122	326	452	529	584	621	653
2017					120	313	437	516	564	601
2018						130	329	451	528	597
2019							143	341	467	575
2020								111	282	390
2021									120	331
2022										131
Total										$5,221

Net Liabilities for Loss and Allocated Loss Adjustment Expenses
(in millions of U.S. dollars)	December 31, 2022
Accident years prior to 2013	$2,887
Accident years 2013 - 2022 from tables above	7,075
All Accident years	$9,962

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Chubb Limited and Subsidiaries

North America Commercial P&C Insurance — Workers' Compensation — Long-tail (continued)
Supplementary Information: (Favorable)/ Adverse Prior Period Development
(in millions of U.S. dollars)	December 31, 2022
Accident years prior to 2013	$(132)
Accident years 2013 - 2022 from tables above	(305)
All Accident years	$(437)

Supplementary Information: Average Annual Percentage Payout of Net Incurred Claims by Age, as of December 31, 2022 (Unaudited)
Age in Years	1	2	3	4	5	6	7	8	9	10
Percentage	10%	16%	10%	7%	5%	3%	3%	2%	2%	1%

North America Commercial P&C Insurance — Liability — Long-tail
This line consists of primary and excess general liability exposures, medical liability, and professional lines, including directors and officers (D&O) liability, errors and omissions (E&O) liability, employment practices liability (EPL), fidelity bonds, and fiduciary liability.

The primary and excess general liability business represents the largest part of these exposures. The former includes both monoline and commercial package liability. The latter includes a substantial proportion of commercial umbrella, excess and high excess business, where loss activity can produce significant volatility in the loss triangles at later ages within an accident year (and sometimes across years) due to the size of the limits afforded and the complex nature of the underlying losses.

This line includes management and professional liability products provided to a wide variety of clients, from national accounts to small firms along with private and not-for-profit organizations, distributed through brokers, agents, wholesalers, and MGAs. Many of these coverages, particularly D&O and E&O, are typically written on a claims-made form. While most of the coverages are underwritten on a primary basis, there are significant amounts of excess exposure with large policy limits.

Net Incurred Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31			As of December 31 2022
(in millions of U.S. dollars)			Unaudited								Net IBNR Reserves	Reported Claims (in thousands)
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$3,540	$3,534	$3,534	$3,524	$3,422	$3,208	$3,115	$2,958	$2,950	$2,997	$247	25
2014		3,528	3,578	3,667	3,710	3,648	3,463	3,340	3,192	3,142	278	24
2015			3,552	3,701	3,810	3,966	3,934	3,727	3,700	3,569	390	27
2016				3,526	3,587	3,684	3,797	3,792	3,764	3,755	589	27
2017					3,315	3,491	3,573	3,623	3,545	3,434	758	26
2018						3,367	3,485	3,688	3,820	3,900	1,041	28
2019							3,445	3,620	3,858	4,050	1,488	30
2020								4,102	3,826	3,919	2,184	24
2021									4,315	4,349	3,263	24
2022										4,561	4,176	24
Total										$37,676

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Chubb Limited and Subsidiaries

North America Commercial P&C Insurance — Liability — Long-tail (continued)
Net Cumulative Paid Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31
(in millions of U.S. dollars)			Unaudited
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$129	$546	$1,189	$1,593	$2,003	$2,228	$2,369	$2,460	$2,520	$2,609
2014		164	678	1,248	1,801	2,199	2,439	2,580	2,669	2,753
2015			138	604	1,203	1,852	2,287	2,527	2,743	2,921
2016				171	662	1,334	1,973	2,331	2,593	2,820
2017					161	616	1,160	1,698	2,000	2,322
2018						189	753	1,301	1,773	2,335
2019							175	669	1,245	1,888
2020								152	589	1,147
2021									174	608
2022										144
Total										$19,547

Net Liabilities for Loss and Allocated Loss Adjustment Expenses
(in millions of U.S. dollars)	December 31, 2022
Accident years prior to 2013	$1,885
Accident years 2013 - 2022 from tables above	18,129
All Accident years	$20,014

Supplementary Information: (Favorable)/ Adverse Prior Period Development
(in millions of U.S. dollars)	December 31, 2022
Accident years prior to 2013	$98
Accident years 2013 - 2022 from tables above	145
All Accident years	$243

Supplementary Information: Average Annual Percentage Payout of Net Incurred Claims by Age, as of December 31, 2022 (Unaudited)
Age in Years	1	2	3	4	5	6	7	8	9	10
Percentage	4%	13%	16%	16%	12%	8%	5%	4%	2%	3%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Chubb Limited and Subsidiaries

North America Commercial P&C Insurance — Other Casualty — Long-tail
This product line consists of the remaining commercial casualty coverages such as automobile liability and aviation as well as our foreign casualty exposures (mainly auto, general liability and employer responsibility coverages) on U.S.-based multinational accounts. The paid and reported data are impacted by some catastrophe loss activity.

Net Incurred Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31			As of December 31 2022
(in millions of U.S. dollars)			Unaudited								Net IBNR Reserves	Reported Claims (in thousands)
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$525	$530	$521	$514	$468	$461	$461	$457	$459	$458	$8	17
2014		594	582	580	595	554	537	538	530	526	6	17
2015			486	469	500	514	457	454	462	457	23	15
2016				503	501	527	523	480	479	469	27	16
2017					531	565	576	616	604	590	36	17
2018						535	563	574	579	575	25	17
2019							605	636	685	743	143	17
2020								640	633	656	265	11
2021									675	709	379	12
2022										782	611	11
Total										$5,965

Net Cumulative Paid Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31
(in millions of U.S. dollars)			Unaudited
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$68	$196	$270	$348	$384	$410	$418	$425	$438	$441
2014		80	220	317	391	454	472	500	508	513
2015			47	137	214	304	370	394	411	423
2016				52	145	246	323	374	398	424
2017					66	175	312	381	446	496
2018						74	169	270	365	472
2019							70	189	318	465
2020								54	156	273
2021									60	176
2022										82
Total										$3,765

Net Liabilities for Loss and Allocated Loss Adjustment Expenses
(in millions of U.S. dollars)	December 31, 2022
Accident years prior to 2013	$330
Accident years 2013 - 2022 from tables above	2,200
All Accident years	$2,530

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Chubb Limited and Subsidiaries

North America Commercial P&C Insurance — Other-Casualty — Long-tail (continued)
Supplementary Information: (Favorable)/ Adverse Prior Period Development
(in millions of U.S. dollars)	December 31, 2022
Accident years prior to 2013	$56
Accident years 2013 - 2022 from tables above	77
All Accident years	$133

Supplementary Information: Average Annual Percentage Payout of Net Incurred Claims by Age, as of December 31, 2022 (Unaudited)
Age in Years	1	2	3	4	5	6	7	8	9	10
Percentage	11%	19%	19%	16%	13%	6%	4%	2%	2%	1%

North America Commercial P&C Insurance — Non-Casualty — Short-tail
This product line represents first party commercial product lines that are short-tailed in nature, such as property, inland marine, ocean marine, surety, and A&H. There is a wide diversity of products, primary and excess coverages, and policy sizes. During this ten-year period, this product line was impacted by natural catastrophes mainly in the 2017 and 2018 accident years, and in accident year 2020 by direct COVID.

Net Incurred Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31			As of December 31 2022
(in millions of U.S. dollars)			Unaudited								Net IBNR Reserves	Reported Claims (in thousands)
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$1,427	$1,417	$1,330	$1,352	$1,333	$1,333	$1,330	$1,337	$1,336	$1,340	$3	455
2014		1,639	1,655	1,573	1,552	1,543	1,544	1,552	1,545	1,544	2	483
2015			1,730	1,740	1,645	1,633	1,600	1,585	1,587	1,592	1	545
2016				1,904	1,884	1,794	1,775	1,811	1,824	1,820	26	650
2017					2,699	2,602	2,501	2,517	2,509	2,519	65	764
2018						2,047	2,234	2,169	2,161	2,170	35	903
2019							2,046	2,031	1,953	1,944	52	1,043
2020								3,139	2,942	2,726	105	1,124
2021									2,941	2,824	368	857
2022										3,048	1,467	751
Total										$21,527

Net Cumulative Paid Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31
(in millions of U.S. dollars)			Unaudited
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$647	$1,132	$1,231	$1,278	$1,304	$1,318	$1,326	$1,328	$1,329	$1,338
2014		816	1,368	1,478	1,499	1,525	1,540	1,547	1,552	1,552
2015			724	1,339	1,484	1,552	1,567	1,570	1,583	1,582
2016				844	1,499	1,650	1,726	1,754	1,779	1,790
2017					977	2,083	2,299	2,389	2,403	2,427
2018						1,025	1,820	2,012	2,068	2,113
2019							1,028	1,672	1,800	1,856
2020								1,390	2,260	2,466
2021									1,085	2,100
2022										1,050
Total										$18,274

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Chubb Limited and Subsidiaries

North America Commercial P&C Insurance — Non-Casualty — Short-tail (continued)
Net Liabilities for Loss and Allocated Loss Adjustment Expenses
(in millions of U.S. dollars)	December 31, 2022
Accident years prior to 2013	$—
Accident years 2013 - 2022 from tables above	3,253
All Accident years	$3,253

Supplementary Information: (Favorable)/ Adverse Prior Period Development
(in millions of U.S. dollars)	December 31, 2022
Accident years prior to 2013	$(11)
Accident years 2013 - 2022 from tables above	(319)
All Accident years	$(330)

Supplementary Information: Average Annual Percentage Payout of Net Incurred Claims by Age, as of December 31, 2022 (Unaudited)
Age in Years	1	2	3	4	5	6	7	8	9	10
Percentage	45%	36%	8%	3%	1%	1%	1%	—%	—%	1%

North America Personal P&C Insurance — Short-tail
Chubb provides personal lines coverages for high-net-worth individuals and families in North America including homeowners, automobile, valuable articles (including fine art), umbrella liability, and recreational marine insurance offered through independent regional agents and brokers. During this ten-year period, this segment was also impacted by natural catastrophes, mainly in the 2017 and 2018 accident years.

Net Incurred Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31			As of December 31 2022
(in millions of U.S. dollars)			Unaudited								Net IBNR Reserves	Reported Claims (in thousands)
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$1,848	$1,876	$1,884	$1,888	$1,912	$1,924	$1,932	$1,935	$1,936	$1,933	$18	132
2014		2,198	2,199	2,185	2,139	2,153	2,140	2,134	2,134	2,133	9	144
2015			2,487	2,542	2,553	2,536	2,556	2,562	2,559	2,561	12	148
2016				2,433	2,529	2,538	2,476	2,464	2,457	2,465	17	154
2017					3,027	3,062	2,995	2,991	2,991	3,000	16	163
2018						3,001	3,029	3,095	3,110	3,131	93	170
2019							2,948	2,985	2,986	2,978	116	156
2020								2,922	2,627	2,626	206	123
2021									3,027	2,877	245	129
2022										3,102	1,217	94
Total										$26,806

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Chubb Limited and Subsidiaries

North America Personal P&C Insurance — Short-tail (continued)
Net Cumulative Paid Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31
(in millions of U.S. dollars)			Unaudited
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$1,036	$1,494	$1,676	$1,775	$1,831	$1,873	$1,884	$1,906	$1,904	$1,910
2014		1,306	1,759	1,919	2,028	2,073	2,100	2,109	2,116	2,119
2015			1,495	2,078	2,264	2,385	2,472	2,501	2,526	2,535
2016				1,449	2,046	2,205	2,308	2,364	2,391	2,422
2017					1,693	2,514	2,661	2,793	2,863	2,930
2018						1,922	2,542	2,699	2,857	2,971
2019							1,663	2,431	2,610	2,718
2020								1,330	1,990	2,223
2021									1,583	2,368
2022										1,411
Total										$23,607

Net Liabilities for Loss and Allocated Loss Adjustment Expenses
(in millions of U.S. dollars)	December 31, 2022
Accident years prior to 2013	$26
Accident years 2013 - 2022 from tables above	3,199
All Accident years	$3,225

Supplementary Information: (Favorable)/ Adverse Prior Period Development
(in millions of U.S. dollars)	December 31, 2022
Accident years prior to 2013	$(5)
Accident years 2013 - 2022 from tables above	(123)
All Accident years	$(128)

Supplementary Information: Average Annual Percentage Payout of Net Incurred Claims by Age, as of December 31, 2022 (Unaudited)
Age in Years	1	2	3	4	5	6	7	8	9	10
Percentage	56%	24%	7%	5%	3%	2%	1%	1%	—%	—%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Chubb Limited and Subsidiaries

Overseas General Insurance — Casualty — Long-tail
This product line comprises D&O liability, E&O liability, financial institutions (including crime/fidelity coverages), and non-U.S. general liability as well as aviation and political risk. Exposures are located around the world, including Europe, Latin America, and Asia. Approximately 45 percent of Chubb Overseas General business is generated by European accounts, exclusive of Lloyd's market. There is some U.S. exposure in Casualty from multinational accounts and in financial lines for Lloyd's market. The financial lines coverages are typically written on a claims-made form, while general liability coverages are typically on an occurrence basis and comprises a mix of primary and excess businesses.

Net Incurred Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31			As of December 31 2022
(in millions of U.S. dollars)			Unaudited								Net IBNR Reserves	Reported Claims (in thousands)
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$1,186	$1,181	$1,174	$1,217	$1,172	$1,139	$1,084	$1,054	$1,074	$1,094	$65	37
2014		1,186	1,253	1,261	1,277	1,197	1,118	1,081	1,092	1,096	100	38
2015			1,107	1,199	1,226	1,248	1,229	1,172	1,157	1,174	131	40
2016				1,138	1,234	1,298	1,327	1,317	1,328	1,263	117	42
2017					1,128	1,224	1,271	1,318	1,283	1,319	149	43
2018						1,224	1,273	1,332	1,375	1,330	282	43
2019							1,295	1,360	1,382	1,373	358	42
2020								1,669	1,589	1,509	835	34
2021									1,604	1,650	1,111	35
2022										1,741	1,475	29
Total										$13,549

Net Cumulative Paid Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31
(in millions of U.S. dollars)			Unaudited
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$78	$246	$393	$532	$667	$763	$826	$875	$896	$913
2014		104	273	440	567	675	754	815	857	886
2015			79	265	460	631	745	821	895	927
2016				119	303	500	642	760	851	974
2017					90	296	494	647	805	931
2018						104	309	465	602	718
2019							116	313	440	642
2020								101	271	425
2021									110	268
2022										83
Total										$6,767

Net Liabilities for Loss and Allocated Loss Adjustment Expenses
(in millions of U.S. dollars)	December 31, 2022
Accident years prior to 2013	$505
Accident years 2013 - 2022 from tables above	6,782
All Accident years	$7,287

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Chubb Limited and Subsidiaries

Overseas General Insurance — Casualty — Long-tail (continued)
Supplementary Information: (Favorable)/ Adverse Prior Period Development
(in millions of U.S. dollars)	December 31, 2022
Accident years prior to 2013	$8
Accident years 2013 - 2022 from tables above	(76)
All Accident years	$(68)

Supplementary Information: Average Annual Percentage Payout of Net Incurred Claims by Age, as of December 31, 2022 (Unaudited)
Age in Years	1	2	3	4	5	6	7	8	9	10
Percentage	7%	14%	13%	12%	10%	8%	7%	4%	2%	2%
Overseas General Insurance — Non-Casualty — Short-tail
This product line is comprised of commercial fire, marine (predominantly cargo), surety, personal automobile (in Latin America, Asia Pacific and Japan), personal cell phones, personal residential (including high net worth), energy, and construction. In general, these lines have relatively stable payment and reporting patterns although they are impacted by natural catastrophes mainly in the 2017, 2018, and 2022 accident years. For the Chubb Overseas General non-casualty book, Europe, exclusive of Lloyd's market, makes up about one third, Latin America makes up about one quarter, and Asia makes up about one fifth.

Net Incurred Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31			As of December 31 2022
(in millions of U.S. dollars)			Unaudited								Net IBNR Reserves	Reported Claims (in thousands)
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$1,656	$1,651	$1,590	$1,545	$1,540	$1,513	$1,501	$1,492	$1,483	$1,481	$12	560
2014		1,727	1,790	1,737	1,725	1,691	1,682	1,675	1,669	1,661	5	534
2015			1,815	1,932	1,907	1,876	1,860	1,853	1,836	1,835	7	557
2016				1,920	1,914	1,901	1,880	1,883	1,913	1,911	35	566
2017					2,067	2,107	2,093	2,075	2,099	2,096	23	577
2018						2,022	2,107	2,070	2,044	2,013	39	612
2019							2,044	2,060	2,000	1,989	(15)	631
2020								2,378	2,244	2,120	164	533
2021									2,462	2,374	241	541
2022										2,728	696	597
Total										$20,208

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Chubb Limited and Subsidiaries

Overseas General Insurance — Non-Casualty — Short-tail (continued)
Net Cumulative Paid Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31
(in millions of U.S. dollars)			Unaudited
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$643	$1,186	$1,369	$1,399	$1,433	$1,451	$1,458	$1,461	$1,458	$1,458
2014		699	1,327	1,526	1,585	1,614	1,627	1,641	1,648	1,641
2015			789	1,437	1,656	1,732	1,754	1,781	1,798	1,801
2016				938	1,554	1,740	1,807	1,831	1,840	1,845
2017					980	1,726	1,893	1,964	2,004	2,062
2018						930	1,620	1,812	1,878	1,893
2019							979	1,620	1,804	1,869
2020								1,003	1,602	1,746
2021									944	1,692
2022										1,122
Total										$17,129

(in millions of U.S. dollars)	December 31, 2022
Accident years prior to 2013	$127
Accident years 2013 - 2022 from tables above	3,079
All Accident years	$3,206

Supplementary Information: (Favorable)/ Adverse Prior Period Development
(in millions of U.S. dollars)	December 31, 2022
Accident years prior to 2013	$(10)
Accident years 2013 - 2022 from tables above	(270)
All Accident years	$(280)

Supplementary Information: Average Annual Percentage Payout of Net Incurred Claims by Age, as of December 31, 2022 (Unaudited)
Age in Years	1	2	3	4	5	6	7	8	9	10
Percentage	45%	34%	10%	3%	1%	1%	1%	—%	—%	—%

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

Global Reinsurance — Casualty — Long-tail
This product line includes proportional and excess coverages in general, automobile liability, professional liability, medical malpractice, and workers' compensation, with exposures located around the world. In general, reinsurance exhibits less stable development patterns than primary business. In particular, general casualty reinsurance and excess coverages are long-tailed and can be very volatile.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Chubb Limited and Subsidiaries

Global Reinsurance — Casualty — Long-tail (continued)
Net Incurred Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31			As of December 31 2022
(in millions of U.S. dollars)			Unaudited								Net IBNR Reserves
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$317	$323	$326	$326	$327	$320	$313	$307	$305	$302	$6
2014		329	330	335	338	339	343	326	326	325	8
2015			280	285	295	296	304	300	304	306	11
2016				218	222	230	229	238	238	243	11
2017					208	210	214	212	213	212	4
2018						237	240	247	243	246	12
2019							232	240	236	235	37
2020								241	245	236	60
2021									277	281	136
2022										293	206
Total										$2,679

Net Cumulative Paid Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31
(in millions of U.S. dollars)			Unaudited
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$64	$142	$185	$221	$240	$258	$266	$269	$275	$279
2014		91	183	216	247	262	273	283	292	297
2015			89	157	189	215	230	247	263	272
2016				56	111	140	157	172	189	205
2017					46	98	120	137	152	172
2018						40	93	122	145	166
2019							39	88	114	137
2020								41	98	123
2021									35	86
2022										39
Total										$1,776

Net Liabilities for Loss and Allocated Loss Adjustment Expenses
(in millions of U.S. dollars)	December 31, 2022
Accident years prior to 2013	$305
Accident years 2013 - 2022 from tables above	903
All Accident years	$1,208

Supplementary Information: (Favorable)/ Adverse Prior Period Development
(in millions of U.S. dollars)	December 31, 2022
Accident years prior to 2013	$(7)
Accident years 2013 - 2022 from tables above	(1)
All Accident years	$(8)

Supplementary Information: Average Annual Percentage Payout of Net Incurred Claims by Age, as of December 31, 2022 (Unaudited)
Age in Years	1	2	3	4	5	6	7	8	9	10
Percentage	20%	23%	11%	9%	6%	6%	4%	2%	2%	1%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Chubb Limited and Subsidiaries

Global Reinsurance — Non-Casualty — Short-tail
This product line includes property, property catastrophe, marine, credit/surety, mortgage, A&H and energy. This product line is impacted by natural catastrophes, particularly in the 2017, 2018, 2020, 2021, and 2022 accident years. Of the non-catastrophe book, the mixture of business varies by year with approximately 85 percent of loss on proportional treaties in treaty year 2013 and after. This percentage has increased over time with the proportion being approximately 79 percent for treaty years 2013-2017 growing to an average of 91 percent for treaty years 2018 to 2022, with the remainder being written on an excess of loss basis.

Net Incurred Loss and Allocated Loss Adjustment Expenses											As of December 31 2022
								Years Ended December 31
(in millions of U.S. dollars)			Unaudited								Net IBNR Reserves
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$157	$154	$143	$137	$139	$136	$136	$135	$134	$134	$—
2014		159	175	174	177	175	174	173	172	170	1
2015			144	152	158	158	151	156	154	154	—
2016				176	182	184	187	183	181	181	2
2017					395	421	451	449	453	456	12
2018						279	287	290	286	291	7
2019							132	130	127	121	8
2020								209	253	277	34
2021									340	350	43
2022										346	220
Total										$2,480

Net Cumulative Paid Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31
(in millions of U.S. dollars)			Unaudited
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$45	$100	$118	$127	$130	$132	$133	$134	$134	$134
2014		63	125	147	157	162	164	166	166	167
2015			56	102	130	140	144	148	150	151
2016				56	129	155	166	172	175	176
2017					191	321	400	414	427	433
2018						94	250	266	269	273
2019							35	81	95	103
2020								62	177	215
2021									158	277
2022										74
Total										$2,003

Net Liabilities for Loss and Allocated Loss Adjustment Expenses
(in millions of U.S. dollars)	December 31, 2022
Accident years prior to 2013	$17
Accident years 2013 - 2022 from tables above	477
All Accident years	$494

Supplementary Information: (Favorable)/ Adverse Prior Period Development
(in millions of U.S. dollars)	December 31, 2022
Accident years prior to 2013	$(4)
Accident years 2013 - 2022 from tables above	34
All Accident years	$30

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Chubb Limited and Subsidiaries

Global Reinsurance — Non-Casualty — Short-tail (continued)
Supplementary Information: Average Annual Percentage Payout of Net Incurred Claims by Age, as of December 31, 2022 (Unaudited)
Age in Years	1	2	3	4	5	6	7	8	9	10
Percentage	34%	40%	15%	5%	3%	2%	1%	—%	—%	—%
Prior Period Development — Supplementary Information

The following table presents a reconciliation of the loss development triangles above to prior period development:

	Components of PPD
Year Ended December 31, 2022 (in millions of U.S. dollars) (favorable)/unfavorable	2013 - 2021 accident years (implied PPD per loss triangles)	Accident years prior to 2013	Other (1)		PPD on loss reserves	RIPs, Expense adjustments, and earned premiums		Total
North America Commercial P&C Insurance
Long-tail	$(83)	$22	$(253)		$(314)	$85		$(229)
Short-tail	(319)	(11)	(30)		(360)	27		(333)
	(402)	11	(283)	(2)	(674)	112	(3)	(562)
North America Personal P&C Insurance (Short-tail)	(123)	(5)	(58)	(4)	(186)	—		(186)
Overseas General Insurance
Long-tail	(76)	8	3		(65)	—		(65)
Short-tail	(270)	(10)	(103)		(383)	—		(383)
	(346)	(2)	(100)	(5)	(448)	—		(448)
Global Reinsurance
Long-tail	(1)	(7)	1		(7)	—		(7)
Short-tail	34	(4)	—		30	(1)		29
	33	(11)	1		23	(1)		22
Subtotal	$(838)	$(7)	$(440)		$(1,285)	$111		$(1,174)
North America Agricultural Insurance (Short-tail)					$(227)	$166		$(61)
Corporate (Long-tail)					359	—		359
Consolidated PPD					$(1,153)	$277		$(876)
(1)        Other includes the impact of foreign exchange.
(2)     Includes favorable development of $161 million related to our Alternative Risk Solutions business (U.S. and Bermuda) and an adjustment to exclude $46 million in unfavorable development in the workers' compensation line, associated with an increase in exposure for which additional premiums were collected; the remaining difference relates to a number of other items, none of which are individually material.
(3)     Includes premium returns associated with our Alternative Risk Solutions business, which is excluded from the triangles.
(4)     Includes $48 million relating to the Colorado Wildfire CAT event that began December 30, 2021.
(5)     Includes favorable development of $105 million related to International A&H business; the remaining difference relates to a number of other items, none of which are individually material.

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

Years Ended December 31 (in millions of U.S. dollars, except for percentages)	Long-tail	Short-tail	Total	% of beginning net unpaid reserves (1)
2022
North America Commercial P&C Insurance	$(229)	$(333)	$(562)	1.0%
North America Personal P&C Insurance	—	(186)	(186)	0.3%
North America Agricultural Insurance	—	(61)	(61)	0.1%
Overseas General Insurance	(65)	(383)	(448)	0.8%
Global Reinsurance	(7)	29	22	—%
Corporate	359	—	359	0.6%
Total	$58	$(934)	$(876)	1.5%
2021
North America Commercial P&C Insurance	$(482)	$(280)	$(762)	1.4%
North America Personal P&C Insurance	—	(305)	(305)	0.6%
North America Agricultural Insurance	—	10	10	—%
Overseas General Insurance	(106)	(335)	(441)	0.8%
Global Reinsurance	(25)	28	3	—%
Corporate	569	—	569	1.1%
Total	$(44)	$(882)	$(926)	1.7%
2020
North America Commercial P&C Insurance	$(672)	$(30)	$(702)	1.4%
North America Personal P&C Insurance	—	63	63	0.1%
North America Agricultural Insurance	—	(10)	(10)	—%
Overseas General Insurance	(49)	(101)	(150)	0.3%
Global Reinsurance	(25)	(4)	(29)	0.1%
Corporate	433	—	433	0.9%
Total	$(313)	$(82)	$(395)	0.8%
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

North America Commercial P&C Insurance. Net favorable development in 2022 included $496 million in workers' compensation from lower than expected loss experience, updates to loss development factors, and our annual assessment of multi-claimant events, including industrial accidents. The favorable development was partially offset by net adverse development of $177 million in commercial auto liability, driven by adverse reported loss experience and explicit recognition of anticipated increases in claim severity trend, $96 million from commercial umbrella/excess portfolios, driven by higher than expected loss emergence and increases in our claims severity trend assumptions, and $82 million from medical risk where reported loss activity was higher than expected, driven by claim severity increases and large loss activity. Net favorable development on our short-tail businesses primarily included $206 million from property and marine portfolios, where paid and reported loss activity for the most recent accident years was lower than expected.

Net favorable development in 2021 included favorable development of $303 million on COVID-19 reserves, including $256 million on management liability portfolios. Total favorable development on management liability portfolios of $278 million,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Chubb Limited and Subsidiaries

including the COVID-19 referenced above, was driven by lower than expected claim frequency including securities class actions. Net favorable development also included $260 million in our workers' compensation business, driven by lower than expected loss experience and related improvements to loss development factors, and $164 million in property and marine coverages, driven by lower than expected loss development.

Net favorable development of $702 million in 2020 represented 1.4 percent of the beginning consolidated net unpaid losses and loss expense reserves.

North America Personal P&C Insurance. Net favorable development in 2022 primarily included favorable development in the homeowners and valuables lines of business, driven by lower than expected claims reserve development.

Net favorable development in 2021 included favorable development primarily in the homeowners and valuables lines of business, which experienced better than expected non-catastrophe loss development.

Net adverse development of $63 million in 2020 represented 0.1 percent of the beginning consolidated net unpaid losses and loss expense reserves.

Overseas General Insurance. Net favorable development in 2022 included $105 million in A&H lines, driven by favorable loss development in the Asia Pacific, U.K., and Europe regions. Net favorable development also included $100 million in property lines, driven by favorable loss development across most regions, favorable catastrophe development in recent accident years, specific case reductions, and salvage and subrogation recoveries.

Net favorable development in 2021 included favorable development of $127 million on COVID-19 reserves, including $104 million impact on financial lines. Net favorable development also included favorable development of $111 million in A&H lines across most regions. The favorable development was partially offset by adverse development of $90 million in D&O on specific claims in Australia and the U.K., and adverse professional indemnity development, including medical malpractice, in various regions.

Net favorable development of $150 million in 2020 represented 0.3 percent of the beginning consolidated net unpaid losses and loss expense reserves.

Corporate. Net adverse development in 2022, 2021, and 2020, included adverse development for molestation claims of $155 million, $417 million, and $254 million, respectively. The $417 million adverse development in 2021 was primarily driven by a settlement-in-principle with the BSA regarding molestation claims. Refer to the Molestation claims section below for further information. Net adverse development for all years also included adverse development for asbestos and environmental liabilities.

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

In December 2021, Chubb reached an agreement-in-principle regarding the bankruptcy of the Boy Scouts of America (BSA). Under this agreement, which is contingent on a variety of conditions and court approvals, our inactive run-off company, Century Indemnity Company, and certain active Chubb companies will pay their respective share of $800 million and obtain a broad release for all Chubb companies from BSA-related abuse claims. This liability was included in our Unpaid losses and loss expenses as of December 31, 2021, and is gross of reinsurance recoverable and previously carried reserves, collectively, of $425 million.

In the third quarter of 2022, the bankruptcy court approved the agreement-in-principle regarding the bankruptcy of the Boy Scouts of America (BSA), which will proceed to further approval before the U.S. District Court. Of the $800 million that will be paid per the agreement, $300 million was paid as of December 31, 2022, and the remaining $500 million liability is expected to be paid in 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

	Asbestos		Environmental		Total
(in millions of U.S. dollars)	Gross	Net	Gross	Net	Gross	Net
Balance at December 31, 2019	$1,459	$916	$529	$410	$1,988	$1,326
Incurred activity	150	90	79	41	229	131	(1)
Paid activity	(258)	(133)	(91)	(72)	(349)	(205)
Balance at December 31, 2020	1,351	873	517	379	1,868	1,252
Incurred activity	96	64	52	40	148	104	(1)
Paid activity	(221)	(137)	(167)	(117)	(388)	(254)
Balance at December 31, 2021	1,226	800	402	302	1,628	1,102
Incurred activity	87	55	125	77	212	132	(1)
Paid activity	(215)	(152)	(115)	(69)	(330)	(221)
Balance at December 31, 2022	$1,098	$703	$412	$310	$1,510	$1,013
(1)     Excludes unallocated loss expenses and the net activity reflects third-party reinsurance other than the aggregate excess of loss reinsurance provided by National Indemnity Company (NICO) to Westchester Specialty (see Westchester Specialty section below).

The A&E net loss reserves including allocated loss expense reserves and valuation allowance for uncollectible reinsurance at December 31, 2022 and 2021, shown in the table above is comprised of:

	December 31
(in millions of U.S. dollars)	2022	2021
Brandywine operations	$602	$646
Westchester Specialty	98	100
Chubb Corp	266	286
Other, mainly Overseas General Insurance	47	70
Total	$1,013	$1,102

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

Dividend Retention Fund
INA Financial Corporation established and funded a dividend retention fund (the Dividend Retention Fund) consisting of $50 million plus investment earnings. The full balance of the Dividend Retention Fund was contributed to Century as of December 31, 2002. Under the Restructuring Order, while any obligation to maintain the Dividend Retention Fund is in effect, to the extent dividends are paid by INA Holdings Corporation to its parent, INA Financial Corporation, and to the extent INA Financial Corporation then pays such dividends to INA Corporation, a portion of those dividends must be withheld to replenish the principal of the Dividend Retention Fund to $50 million. In 2022 and 2021, $75 million and $50 million, respectively, were withheld from such dividends and deposited into the Dividend Retention Fund as a result of dividends paid up to the INA Corporation. Pursuant to a 2011 amendment to the Restructuring Order, capital contributions from the Dividend Retention Fund to Century are not required until the XOL Agreement has less than $200 million of capacity remaining on an incurred basis for statutory reporting purposes. The amount of the required capital contribution shall be the lesser of the amount necessary to restore the XOL Agreement remaining capacity to $200 million or the Dividend Retention Fund balance. In 2022 and 2021, capital contributions of $106 million and $18 million were made, respectively, from the Dividend Retention Fund to Century. The Dividend Retention Fund may not be terminated without prior written approval from the Pennsylvania Insurance Commissioner.

In 2004, Chubb INA contributed $100 million to Century in exchange for a surplus note. After giving effect to the surplus note, contributions from the Dividend Retention Fund, results from operations and other items impacting statutory surplus, the statutory surplus of Century at December 31, 2022, was $25 million and $669 million in statutory-basis losses have been ceded to the XOL Agreement on an inception-to-date basis. The XOL Agreement statutory-basis remaining limit at December 31, 2022, is $131 million. Century reports the amount ceded under the XOL Agreement in accordance with statutory accounting principles, which differ from GAAP by, among other things, allowing Century to discount its liabilities, including certain asbestos related and environmental pollution liabilities and Century's reinsurance payable to active companies. For GAAP reporting purposes, intercompany reinsurance recoverables related to the XOL are eliminated upon consolidation.

While Chubb believes it has no legal obligation to fund Century losses above the XOL limit of coverage, Chubb's consolidated results would nevertheless continue to include any losses above the limit of coverage for so long as the Brandywine companies remain consolidated subsidiaries of Chubb.

Certain active Chubb companies are primarily liable for asbestos, environmental, and other exposures that they have reinsured to Century. Accordingly, if Century were to become insolvent and placed into rehabilitation or liquidation, some or all of the recoverables due to these active Chubb companies from Century could become uncollectible. At December 31, 2022 and 2021, the aggregate reinsurance recoverables owed by Century to certain active Chubb companies were approximately $1.9 billion and $1.8 billion, respectively, on an undiscounted basis. Chubb believes the active company intercompany reinsurance recoverables, which relate to direct liabilities payable over many years, are not impaired. At December 31, 2022 and 2021, Century's carried gross reserves (including reserves assumed from the active Chubb companies) were $2.1 billion and $2.2 billion, respectively. Changes in laws and regulations may have an adverse effect on Century's reserves; for example, the enactment of "reviver" statutes relating to claims of sexual molestation may give rise to additional claims that would have been barred by the statutes of limitations in effect at the time of the alleged molestation. Should Century's loss reserves experience adverse development, as a result of such changes or otherwise, in the future and should Century be placed into rehabilitation or liquidation, the reinsurance recoverables due from Century to certain active Chubb companies would be payable only after the payment in full of certain expenses and liabilities, including administrative expenses and direct policy liabilities. Thus, the intercompany reinsurance recoverables would be at risk to the extent of the shortage of assets remaining to pay these recoverables.

Westchester Specialty – impact of NICO contracts on Chubb’s run-off entities

As part of the Westchester Specialty acquisition in 1998, NICO provided a 75 percent pro-rata share of $1.0 billion of reinsurance protection on losses and loss adjustment expenses incurred on or before December 31, 1996, in excess of a retention of $721 million. At December 31, 2022, the remaining unused incurred limit under the Westchester NICO agreement was $347 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Chubb Limited and Subsidiaries

8. Taxation

Under Swiss law through December 31, 2022, a resident company is subject to income tax at the federal, cantonal, and communal levels that is levied on net worldwide income. Income attributable to permanent establishments or real estate located abroad is excluded from the Swiss tax base. Furthermore, participation relief (i.e., tax relief) is granted to Chubb Limited at the federal, cantonal, and communal level for qualifying dividend income. Chubb Limited is subject to an annual cantonal and communal capital tax on the taxable equity of Chubb Limited in Switzerland.

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

Chubb Group Holdings and its respective subsidiaries are subject to income taxes imposed by U.S. authorities and file a consolidated U.S. Federal income tax return. Should Chubb Group Holdings pay a dividend to Chubb Limited, withholding taxes would apply. Currently, however, no withholding taxes are accrued with respect to such un-remitted earnings as management has no intention of remitting these earnings. Similarly, no taxes have been provided on the un-remitted earnings of certain foreign subsidiaries (Chubb Life Insurance Hong Kong Limited and Chubb Life Insurance Korea Company Ltd.) as management has no intention of remitting these earnings. The cumulative amount that would be subject to withholding tax, if distributed, as well as the determination of the associated tax liability are not practicable to compute; however, such amount would be material.

Certain international operations of Chubb are also subject to income taxes imposed by the jurisdictions in which they operate.

Chubb's domestic operations are in Switzerland, the jurisdiction where we are legally organized, incorporated, and registered. As a result of Swiss federal tax reform which was effective in 2020, the tax rate changed from 7.83 percent to 21.2 percent. The tax rate further changed to 19.7 percent for 2021 and 2022 due to changes in Cantonal tax rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Chubb Limited and Subsidiaries

The following table presents pre-tax income and the related provision for income taxes:

	Year Ended December 31
(in millions of U.S. dollars)	2022	2021	2020
Pre-tax income:
Switzerland	$234	$349	$350
Outside Switzerland	6,334	9,467	3,812
Total pre-tax income	$6,568	$9,816	$4,162
Provision for income taxes
Current tax expense:
Switzerland	$15	$65	$52
Outside Switzerland	1,066	1,294	876
Total current tax expense	1,081	1,359	928
Deferred tax expense (benefit):
Switzerland	34	(15)	2
Outside Switzerland	140	(67)	(301)
Total deferred tax expense (benefit)	174	(82)	(299)
Provision for income taxes	$1,255	$1,277	$629

The most significant jurisdictions contributing to the overall taxation of Chubb are calculated using the following rates in 2022: Switzerland 19.7 percent, U.S. 21.0 percent, U.K. 19.0 percent, and Bermuda 0.0 percent.

The following table presents a reconciliation of the difference between the provision for income taxes and the expected tax provision at the Swiss statutory income tax rate:

	Year Ended December 31
(in millions of U.S. dollars)	2022	2021	2020
Expected tax provision at Swiss statutory tax rate	$1,291	$1,934	$880
Permanent differences:
Taxes on earnings subject to rate other than Swiss statutory rate	(244)	(740)	(337)
Net withholding taxes	75	78	67
Other	133	5	19
Provision for income taxes	$1,255	$1,277	$629

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Chubb Limited and Subsidiaries

The following table presents the components of net deferred tax assets and liabilities:

	December 31
(in millions of U.S. dollars)	2022	2021
Deferred tax assets:
Loss reserve discount	$1,001	$950
Unearned premiums reserve	417	544
Foreign tax credits	76	156
Loss carry-forwards	104	139
Investments	57	—
Unrealized depreciation on investments	1,387	—
Depreciation	126	190
Other	175	296
Total deferred tax assets	3,343	2,275
Valuation allowance	916	92
Deferred tax assets, net of valuation allowance	2,427	2,183
Deferred tax liabilities:
Deferred policy acquisition costs	276	679
Other intangible assets, including VOBA	2,194	1,268
Un-remitted foreign earnings	249	121
Investments	—	144
Unrealized appreciation on investments	—	360
Total deferred tax liabilities	2,719	2,572
Net deferred tax liabilities	$(292)	$(389)

The valuation allowance of $916 million and $92 million at December 31, 2022 and 2021, respectively, reflects management's assessment, based on available information, that it is more likely than not that a portion of the deferred tax assets will not be realized due to the inability of certain subsidiaries to generate sufficient taxable income. Adjustments to the valuation allowance are made when there is a change in management's assessment of the amount of deferred tax assets that are realizable.

For the year ended December 31, 2022, the tax benefit on certain unrealized losses in our investment portfolio was reduced by a valuation allowance of $815 million necessary due to limitations on the utilization of these losses. As part of evaluating whether it was more likely than not that we could realize the tax benefit of these losses, we considered realized gains, carryback ability and available tax planning strategies.

At December 31, 2022, Chubb has net operating loss carry-forwards of $346 million which, if unused, will expire starting in 2023, and a foreign tax credit carry-forward in the amount of $76 million which, if unused, will expire starting in 2028.

The following table presents a reconciliation of the beginning and ending amount of gross unrecognized tax benefits:

	Year Ended December 31
(in millions of U.S. dollars)	2022	2021
Balance, beginning of year	$64	$76
Additions based on tax positions related to prior years	4	7
Reductions for settlements with taxing authorities	(1)	(19)
Balance, end of year	$67	$64

At December 31, 2022 and 2021, the gross unrecognized tax benefits of $67 million and $64 million, respectively, can be reduced by $21 million and $26 million, respectively, associated with foreign tax credits. The net amounts of $46 million and $38 million at December 31, 2022 and 2021, respectively, if recognized, would favorably affect the effective tax rate. It is reasonably possible that over the next twelve months, that the amount of unrecognized tax benefits may change further resulting

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Chubb Limited and Subsidiaries

from the re-evaluation of unrecognized tax benefits arising from examinations by taxing authorities and the lapses of statutes of limitations.

Chubb recognizes accruals for interest and penalties, if any, related to unrecognized tax benefits in Income tax expense in the Consolidated statements of operations. Tax-related interest expense and penalties reported in the Consolidated statements of operations were $4 million, $1 million, and $8 million at December 31, 2022, 2021, and 2020, respectively. Liabilities for tax-related interest and penalties in our Consolidated balance sheets were $18 million and $14 million at December 31, 2022 and 2021, respectively.

In March 2017, the IRS commenced its field examination of Chubb Group Holdings’ U.S. Federal income tax returns for 2014 and 2015 which is still ongoing. In July 2020, the IRS commenced its field examination of Chubb Group Holdings' U.S. Federal income tax returns for 2016, 2017 and 2018 which is also still ongoing. No material adjustments have been proposed by the IRS for any year under examination. As a multinational company, we also have examinations under way in non-US jurisdictions. With few exceptions, Chubb is no longer subject to income tax examinations for years prior to 2012.

The following table summarizes tax years open for examination by major income tax jurisdiction:

At December 31, 2022
Australia	2016	-	2022
Brazil	2016	-	2022
Canada	2012	-	2022
France	2021	-	2022
Germany	2016	-	2022
Italy	2019	-	2022
Korea (1)	2017	-	2022
Mexico	2016	-	2022
Spain	2012	-	2022
Switzerland	2018	-	2022
United Kingdom	2015	-	2022
United States	2014	-	2022
(1)     Includes an examination for a pre-acquisition period subject to indemnification by Cigna Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Chubb Limited and Subsidiaries

9. Debt

	December 31	December 31
(in millions of U.S. dollars)	2022	2021	Early Redemption Option
Repurchase agreements (weighted average interest rate of 3.9% in 2022 and 0.2% in 2021)	$1,419	$1,406	None
Short-term debt
Chubb INA:
$1,000 million 2.875% senior notes due November 2022	$—	$999	Make-whole premium plus 20 bps
$475 million 2.7% senior notes due March 2023	475	—	Make-whole premium plus 10 bps
Total short-term debt	$475	$999
Long-term debt
Chubb INA:
$475 million 2.7% senior notes due March 2023	$—	$474	Make-whole premium plus 10 bps
$700 million 3.35% senior notes due May 2024	699	698	Make-whole premium plus 15 bps
€700 million 0.3% senior notes due December 2024	742	787	Make-whole premium plus 15 bps
$800 million 3.15% senior notes due March 2025	798	798	Make-whole premium plus 15 bps
$1,500 million 3.35% senior notes due May 2026	1,496	1,494	Make-whole premium plus 20 bps
€575 million 0.875% senior notes due June 2027	609	645	Make-whole premium plus 20 bps
€900 million 1.55% senior notes due March 2028	952	1,009	Make-whole premium plus 15 bps
$100 million 8.875% debentures due August 2029	100	100	None
€700 million 0.875% senior notes due December 2029	740	785	Make-whole premium plus 20 bps
$1,000 million 1.375% senior notes due September 2030	993	992	Make-whole premium plus 15 bps
€575 million 1.4% senior notes due June 2031	606	642	Make-whole premium plus 25 bps
$200 million 6.8% debentures due November 2031	234	238	Make-whole premium plus 25 bps
$300 million 6.7% senior notes due May 2036	298	298	Make-whole premium plus 20 bps
$800 million 6.0% senior notes due May 2037	927	936	Make-whole premium plus 20 bps
€900 million 2.5% senior notes due March 2038	949	1,007	Make-whole premium plus 25 bps
$600 million 6.5% senior notes due May 2038	726	735	Make-whole premium plus 30 bps
$475 million 4.15% senior notes due March 2043	471	470	Make-whole premium plus 15 bps
$1,500 million 4.35% senior notes due November 2045	1,485	1,485	Make-whole premium plus 25 bps
$600 million 2.85% senior notes due December 2051	593	593	Make-whole premium plus 15 bps
$1,000 million 3.05% senior notes due December 2061	984	983	Make-whole premium plus 20 bps
Total long-term debt	$14,402	$15,169
Trust preferred securities
Chubb INA capital securities due April 2030	$308	$308	Redemption prices(1)
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

10. Commitments, contingencies, and guarantees

a) Derivative instruments
Chubb maintains positions in derivative instruments such as futures, options, swaps, and foreign currency forward contracts for which the primary purposes are to manage duration and foreign currency exposure, yield enhancement, or to obtain an exposure to a particular financial market. Chubb also maintains positions in convertible securities that contain embedded derivatives. Investment derivative instruments and derivatives designated as hedges for accounting purposes are recorded in either Other assets (OA) or Accounts payable, accrued expenses, and other liabilities (AP); convertible bonds are recorded in Fixed maturities available for sale (FM AFS); and convertible equity securities are recorded in Equity securities (ES) in the Consolidated balance sheets. These are the most numerous and frequent derivative transactions. In addition, Chubb, from time to time, purchases to be announced mortgage-backed securities (TBAs) as part of its investing activities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Chubb Limited and Subsidiaries

AP. Chubb also generally maintains positions in exchange-traded equity futures contracts on equity market indices to limit equity exposure in the GMDB and GLB book of business.

The following table presents the balance sheet locations, fair values of derivative instruments in an asset or (liability) position, and notional values/payment provisions of our derivative instruments:

		December 31, 2022			December 31, 2021
	Consolidated Balance Sheet Location	Fair Value		Notional Value/ Payment Provision	Fair Value		Notional Value/ Payment Provision
		Derivative Asset	Derivative (Liability)		Derivative Asset	Derivative (Liability)
(in millions of U.S. dollars)
Investment and embedded derivatives not designated as hedging instruments:
Foreign currency forward contracts	OA / (AP)	$64	$(115)	$4,134	$25	$(139)	$6,182
Options/Futures contracts on notes and bonds	OA / (AP)	18	(24)	1,511	33	(27)	12,944
Convertible securities (1)	FM AFS / ES	30	—	37	11	—	12
		$112	$(139)	$5,682	$69	$(166)	$19,138
Other derivative instruments:
Futures contracts on equities (2)	OA / (AP)	$33	$—	$939	$—	$(16)	$905
Other	OA / (AP)	—	—	—	—	—	3
		$33	$—	$939	$—	$(16)	$908
GLB (3)	(AP)	$—	$(736)	$1,979	$—	$(745)	$1,432
Derivatives designated as hedging instruments:
Cross-currency swaps - fair value hedges	OA / (AP)	$17	$—	$1,595	$—	$—	$—
Cross-currency swaps - net investment hedges	OA / (AP)	—	(53)	1,604	—	—	—
		$17	$(53)	$3,199	$—	$—	$—
(1)Includes fair value of embedded derivatives.
(2)Related to GMDB and GLB book of business.
(3)Note that the payment provision related to GLB is the net amount at risk. The concept of a notional value does not apply to the GLB reinsurance contracts.

At December 31, 2022 and 2021, net derivative liabilities of $60 million and $123 million, respectively, included in the table above were subject to a master netting agreement. The remaining derivatives included in the table above were not subject to a master netting agreement.

b) Hedge accounting
We designate certain derivatives as fair value hedges and net investment hedges for accounting purposes to hedge for foreign currency exposure associated with portions of our euro denominated debt and the net investment in certain foreign subsidiaries, respectively. These derivatives comprise cross-currency swaps, which are agreements under which two counterparties exchange interest payments and principal denominated in different currencies at a future date.

(i) Cross-currency swaps - fair value hedges
In September 2022, Chubb entered into certain cross-currency swaps designated as fair value hedges. The objective of these cross-currency swaps is to hedge the foreign currency risk on €1.5 billion, or approximately $1.6 billion at December 31, 2022, of our euro denominated debt, by converting cash flows back into the U.S dollar.

These fair value hedges are carried at fair value. The hedges are expected to be highly effective, with gains or losses on the fair value hedges offsetting the foreign currency remeasurement on the hedged euro denominated senior notes within Net realized gains (losses). The remaining change in fair value is recorded in Other comprehensive income (OCI), with an immaterial amount recorded in interest expense.

For the year ended December 31, 2022, the fair value hedge was in a net gain position of $17 million, comprising $105 million of net realized gains, $5 million of interest expense, and the remaining change in fair value of $83 million pre-tax of other comprehensive loss recorded within OCI.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Chubb Limited and Subsidiaries

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

These net investment hedges are carried at fair value, with changes in fair value recorded in Cumulative translation adjustments (CTA) within OCI, with an immaterial amount recorded to interest expense. The mark-to-market adjustments for foreign currency changes will remain until the underlying hedge subsidiary is deconsolidated or if hedge accounting is discontinued.

For the year ended December 31, 2022, the net investment hedges were in a loss position of $53 million, comprising $57 million pre-tax of cumulative translation losses recorded in OCI, and $4 million of interest income.

c) Derivative instruments not designated as hedges
Derivative instruments which are not designated as hedges are carried at fair value with changes in fair value recorded in Net realized gains (losses) in the Consolidated statements of operations. The following table presents net realized gains (losses) related to derivative instrument activity in the Consolidated statements of operations:

	Year Ended December 31
(in millions of U.S. dollars)	2022	2021	2020
Investment and embedded derivative instruments:
Foreign currency forward contracts	$(339)	$(62)	$65
All other futures contracts, options, and equities	297	(10)	16
Convertible securities (1)	(1)	—	—
Total investment and embedded derivative instruments	$(43)	$(72)	$81
GLB and other derivative instruments:
GLB	$(63)	$316	$(202)
Futures contracts on equities (2)	187	(202)	(108)
Other	(11)	(8)	1
Total GLB and other derivative instruments	$113	$106	$(309)
	$70	$34	$(228)
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

Other
Included within Other are derivatives intended to reduce potential losses which may arise from certain exposures in our insurance business. The economic benefit provided by these derivatives is similar to purchased reinsurance. For example, Chubb may, from time to time, enter into crop derivative contracts to protect underwriting results in the event of a significant decline in commodity prices.

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

(v) GLB
Under the GLB program, as the assuming entity, Chubb is obligated to provide coverage until the expiration or maturity of the underlying deferred annuity contracts or the expiry of the reinsurance treaty. The GLB is accounted for as a derivative and is recorded at fair value. Fair value represents management’s estimate of an exit price and, thus, includes a risk margin. We may recognize a realized loss for other changes in fair value due to adverse changes in the capital markets (e.g., declining interest rates and/or declining U.S. and/or international equity markets) and changes in actual or estimated future policyholder behavior (e.g., increased annuitization or decreased lapse rates) although we expect the business to be profitable.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Chubb Limited and Subsidiaries

The following table presents the carrying value of collateral held under securities lending agreements by investment category and remaining contractual maturity of the underlying agreements:

	Remaining contractual maturity
	December 31, 2022	December 31, 2021
(in millions of U.S. dollars)	Overnight and Continuous
Collateral held under securities lending agreements:
Cash	$820	$931
U.S. Treasury / Agency	72	128
Non-U.S.	604	752
Corporate and asset-backed securities	27	12
Mortgage-backed securities	—	1
Equity securities	—	7
	$1,523	$1,831
Gross amount of recognized liability for securities lending payable	$1,523	$1,831
At December 31, 2022 and 2021, our repurchase agreement obligations of $1,419 million and $1,406 million, respectively, were fully collateralized. In contrast to securities lending programs, the use of cash received is not restricted for the repurchase obligations. The fair value of the underlying securities sold remains in Fixed maturities available for sale, and the repurchase agreement obligation is recorded in Repurchase agreements in the Consolidated balance sheets.
The following table presents the carrying value of collateral pledged under repurchase agreements by investment category and remaining contractual maturity of the underlying agreements:

		Remaining contractual maturity
	December 31, 2022			December 31, 2021
	Up to 30 Days	30-90 Days		30-90 Days	Greater than 90 Days	Total
(in millions of U.S. dollars)			Total
Collateral pledged under repurchase agreements:
Cash	$12	$—	$12	$—	$29	$29
U.S. Treasury / Agency	—	101	101	103	—	103
Mortgage-backed securities	921	493	1,414	—	1,288	1,288
	$933	$594	$1,527	$103	$1,317	$1,420
Gross amount of recognized liabilities for repurchase agreements			$1,419			$1,406
Difference (1)			$108			$14
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Chubb Limited and Subsidiaries

e) Concentrations of credit risk
Our investment portfolio is managed following prudent standards of diversification. Specific provisions limit the allowable holdings of a single issue and issuer. We believe that there are no significant concentrations of credit risk associated with our investments. Our three largest corporate exposures by issuer at December 31, 2022, were Bank of America Corp, JP Morgan Chase & Co., and Morgan Stanley. Our largest exposure by industry at December 31, 2022, was financial services.

We market our insurance and reinsurance worldwide primarily through insurance and reinsurance brokers. We assume a degree of credit risk associated with brokers with whom we transact business. Approximately 11 percent of our gross premiums written were generated from or placed by Marsh & McLennan Companies, Inc., for the year ended December 31, 2022, compared to approximately 12 percent for the years ended December 31, 2021 and 2020. This entity is a large, well-established company, and there are no indications that it is financially troubled at December 31, 2022. No other broker or one insured accounted for more than 10 percent of our gross premiums written for these years.

f) Fixed maturities
At December 31, 2022 and 2021, commitments to purchase fixed income securities over the next several years were $770 million and $771 million, respectively.

g) Other investments
At December 31, 2022, included in Other investments in the Consolidated balance sheet are investments in limited partnerships and partially-owned investment companies with a carrying value of $12.0 billion. In connection with these investments, we have commitments that may require funding of up to $7.4 billion over the next several years. At December 31, 2021, these investments had a carrying value of $9.8 billion with commitments that may have required funding of up to $7.2 billion.

h) Letters of credit
On October 6, 2022, Chubb entered into a new group syndicated credit facility through 2027, with capacity of $3.0 billion. This facility consolidated our three existing syndicated facilities with capacity of $2.7 billion.

Overall, we have access to capital markets and to credit facilities with letter of credit capacity of $4.0 billion, $3.0 billion of which can be used for revolving credit. Our existing credit facilities have remaining terms expiring through October 2027. At December 31, 2022, our LOC usage was $1.4 billion.

i) Legal proceedings
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Chubb Limited and Subsidiaries

j) Lease commitments
At December 31, 2022 and 2021, the right-of-use asset was $607 million and $445 million, respectively, recorded within Other assets, and the lease liability was $633 million and $484 million, respectively, recorded within Accounts payable, accrued expenses, and other liabilities on the Consolidated balance sheets. These leases consist principally of real estate operating leases that are amortized on a straight-line basis over the term of the lease, which expire at various dates. As of December 31, 2022, the weighted average remaining lease term and weighted average discount rate for the operating leases was 7.8 years and 3.5 percent, respectively. Rent expense was $161 million, $149 million, and $152 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Future minimum lease payments under the operating leases are expected to be as follows:

For the years ending December 31
(in millions of U.S. dollars)
Undiscounted cash flows:
2023	$160
2024	123
2025	87
2026	73
2027	50
Thereafter	261
Total undiscounted lease payments	$754
Less: Present value adjustment	121
Net lease liabilities reported as of December 31, 2022	$633

As of December 31, 2022, we entered into leases for office space that are not yet recorded on our Consolidated balance sheets and are not included in the total obligations referenced above. The leases are expected to commence in 2023 and 2025 with initial terms of approximately 21 years and 23 years, respectively. Total cash requirements are estimated at approximately $1.2 billion over the terms of these two leases.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Dividend approval
At our May 2022 annual general meeting, our shareholders approved an annual dividend for the following year of up to $3.32 per share, expected to be paid in four quarterly installments of $0.83 per share after the annual general meeting by way of distribution from capital contribution reserves, transferred to free reserves for payment. The Board of Directors (Board) will determine the record and payment dates at which the annual dividend may be paid until the date of the 2023 annual general meeting, and is authorized to abstain from distributing a dividend at its discretion. The first three quarterly installments each of $0.83 per share, have been distributed by the Board as expected.

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

The following table presents dividend distributions per Common Share in Swiss francs (CHF) and U.S. dollars (USD):

	Year Ended December 31
		2022		2021		2020
	CHF	USD	CHF	USD	CHF	USD
Total dividend distributions per common share	3.11	$3.29	2.88	$3.18	2.89	$3.09

b) Shares issued, outstanding, authorized, and conditional

	Year Ended December 31
	2022	2021	2020
Common Shares authorized and issued, beginning of year	474,021,114	477,605,264	479,783,864
Cancellation of treasury shares	(27,644,500)	(3,584,150)	(2,178,600)
Common Shares authorized and issued, end of year	446,376,614	474,021,114	477,605,264
Common Shares in treasury, beginning of year (at cost)	(47,448,502)	(26,872,639)	(27,812,297)
Net shares issued under employee share-based compensation plans	2,947,272	3,484,487	2,345,208
Shares repurchased	(14,925,028)	(27,644,500)	(3,584,150)
Cancellation of treasury shares	27,644,500	3,584,150	2,178,600
Common Shares in treasury, end of year (at cost)	(31,781,758)	(47,448,502)	(26,872,639)
Common Shares outstanding, end of year	414,594,856	426,572,612	450,732,625

Increases in Common Shares in treasury are due to open market repurchases of Common Shares, the surrender of Common Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock, and the forfeiture of unvested restricted stock. Decreases in Common Shares in treasury are principally due to grants of restricted stock, exercises of stock options, purchases under the Employee Stock Purchase Plan (ESPP), and share cancellations. At our May 2022 annual general meeting, our shareholders approved the cancellation of 13,179,100 shares purchased under our share repurchase program during the last six months of 2021. The capital reduction by cancellation of shares was subject to publication requirements and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Chubb Limited and Subsidiaries

a two-month waiting period in accordance with Swiss law and became effective on August 4, 2022. At the Chubb Limited Extraordinary General Meeting of Shareholders, held on November 3, 2021, shareholders approved the cancellation of 14,465,400 shares repurchased under our share repurchase program during the first six months of 2021. The capital reduction by cancellation of shares was subject to publication requirements and a two-month waiting period in accordance with Swiss law and became effective on January 17, 2022.

At our May 2021 annual general meeting, our shareholders approved the cancellation of 3,584,150 shares purchased under our share repurchase program during 2020. The capital reduction by cancellation of shares was subject to publication requirements and a two-month waiting period in accordance with Swiss law and became effective on August 4, 2021. At our May 2020 annual general meeting, our shareholders approved the cancellation of 2,178,600 shares purchased under our share repurchase program during the period beginning September 23, 2019 and ending December 31, 2019. The capital reduction by cancellation of shares was subject to publication requirements and a two-month waiting period in accordance with Swiss law and became effective on August 3, 2020.

Authorized share capital for general purposes under Swiss law
In accordance with Swiss law, the Board has shareholder-approved authority as set forth in the Articles of Association to increase Chubb's share capital from time to time until May 19, 2024, by the issuance for general purposes of up to 200,000,000 fully paid up Common Shares, with a par value equal to the par value of Chubb's Common Shares as set forth in the Articles of Association at the time of any such issuance. Any such increases would be subject to Swiss rules and procedure.

Conditional share capital for bonds and similar debt instruments
Chubb's share capital may be increased through the issuance of a maximum of 33,000,000 fully paid up Common Shares (with a par value of CHF 24.15 as of December 31, 2022) through the exercise of conversion and/or option or warrant rights granted in connection with bonds, notes, or similar instruments, issued or to be issued by Chubb, including convertible debt instruments.

Conditional share capital for employee benefit plans
Chubb's share capital may be increased through the issuance of a maximum of 25,410,929 fully paid up Common Shares (with a par value of CHF 24.15 as of December 31, 2022) in connection with the exercise of option rights granted to any employee of Chubb, director or other person providing services to Chubb.

c) Chubb Limited securities repurchases
From time to time, we repurchase shares as part of our capital management program and to partially offset potential dilution from the exercise of stock options and the granting of restricted stock under share-based compensation plans. The Board has authorized share repurchase programs as follows:

•$1.5 billion of Chubb Common Shares from November 21, 2019 through December 31, 2020;
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

Share repurchases may be in the open market, in privately negotiated transactions, block trades, accelerated repurchases and through option or other forward transactions. The following table presents repurchases of Chubb's Common Shares conducted in a series of open market transactions under the Board authorizations:

	Year Ended December 31			January 1, 2023 through
(in millions of U.S. dollars, except share data)	2022	2021	2020	February 23, 2023
Number of shares repurchased	14,925,028	27,644,500	3,584,150	1,633,300
Cost of shares repurchased	$3,014	$4,861	$516	$347

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Chubb Limited and Subsidiaries

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

e) Accumulated other comprehensive income (loss)
The following table presents changes in accumulated other comprehensive income (loss):

	Year Ended December 31

(in millions of U.S. dollars)	2022	2021	2020
Accumulated other comprehensive income (loss) (AOCI)
Net unrealized appreciation (depreciation) on investments
Balance – beginning of year, net of tax	$2,256	$4,673	$2,543
Change in year, before reclassification from AOCI (before tax)	(11,627)	(2,935)	2,311
Amounts reclassified from AOCI (before tax)	1,049	(3)	281
Change in year, before tax	(10,578)	(2,938)	2,592
Income tax (expense) benefit	1,043	521	(462)
Balance – end of year, net of tax	(7,279)	2,256	4,673
Cumulative foreign currency translation adjustment
Balance – beginning of year, net of tax	(2,146)	(1,637)	(1,939)
Change in year, before reclassification from AOCI (before tax)	(982)	(530)	306
Amounts reclassified from AOCI (before tax)	(4)	—	—
Change in year, before tax	(986)	(530)	306
Income tax (expense) benefit	59	21	(4)
Balance – end of year, net of tax	(3,073)	(2,146)	(1,637)
Fair value hedging instruments
Balance – beginning of year, net of tax	—	—	—
Change in year, before reclassification from AOCI (before tax)	17	—	—
Amounts reclassified from AOCI (before tax)	(100)	—	—
Change in year, before tax	(83)	—	—
Income tax benefit	17	—	—
Balance – end of year, net of tax	(66)	—	—
Postretirement benefit liability adjustment
Balance – beginning of year, net of tax	240	(167)	15
Change in year, before tax	(17)	522	(232)
Income tax (expense) benefit	2	(115)	50
Balance – end of year, net of tax	225	240	(167)
Accumulated other comprehensive income (loss)	$(10,193)	$350	$2,869

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Chubb Limited and Subsidiaries

The following table presents reclassifications from accumulated other comprehensive income (loss) to the consolidated statements of operations:

				Consolidated Statement of Operations Location
	Year Ended December 31
(in millions of U.S. dollars)	2022	2021	2020
Fixed maturities available for sale	$(1,049)	$3	$(281)	Net realized gains (losses)
Income tax benefit	170	6	36	Income tax expense
	$(879)	$9	$(245)	Net income
Cumulative foreign currency translation adjustment
Cross-currency swaps	$4	$—	$—	Interest Expense
Income tax expense	(1)	—	—	Income tax expense
	$3	$—	$—	Net income
Net gains (losses) of fair value hedging instruments
Cross-currency swaps	$105	$—	$—	Net realized gains (losses)
Cross-currency swaps	(5)	—	—	Interest Expense
Income tax expense	(21)	—	—	Income tax expense
	$79	$—	$—	Net income
Total amounts reclassified from AOCI	$(797)	$9	$(245)

12. Share-based compensation

Chubb has share-based compensation plans which currently provide the Board the ability to grant awards of stock options, restricted stock, and restricted stock units to its employees and members of the Board.

In May 2021, our shareholders approved the Chubb Limited 2016 Long-Term Incentive Plan, as amended and restated (the Amended 2016 LTIP). Under the Amended 2016 LTIP, Common Shares of Chubb are authorized to be issued pursuant to awards, including stock options, stock appreciation rights, performance shares, performance units, restricted stock, and restricted stock units.

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

Under the Amended 2016 LTIP, 32,900,000 Common Shares are authorized to be issued (which includes all shares available for delivery since the establishment of the Chubb Limited 2016 Long-Term Incentive Plan in 2016). This is in addition to any shares subject to awards outstanding under the ACE Limited 2004 Long-Term Incentive Plan (2004 LTIP) immediately prior to the effective date of the Amended 2016 LTIP that are forfeited, expired or canceled after such effective date without delivery of shares (or which result in forfeiture of shares back to Chubb). At December 31, 2022, a total of 15,223,940 shares remain

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Chubb Limited and Subsidiaries

available for future issuance under the Amended 2016 LTIP, which includes shares forfeited, expired or canceled relating to grants under the 2004 LTIP.

Under the Employee Stock Purchase Plan (ESPP), 6,500,000 shares are authorized to be issued. At December 31, 2022, a total of 815,172 shares remain available for issuance under the ESPP.

Chubb generally issues Common Shares for the exercise of stock options, restricted stock, and purchases under the ESPP from Common Shares in treasury.

The following table presents pre-tax and after-tax share-based compensation expense:

	Year Ended December 31
(in millions of U.S. dollars)	2022	2021	2020
Stock options and shares issued under ESPP:
Pre-tax	$60	$55	$45
After-tax (1)	$38	$36	$38
Restricted stock:
Pre-tax	$230	$210	$210
After-tax (1)	$179	$164	$164
(1)The windfall tax benefit recorded to Income tax expense in the Consolidated statement of operations was $29 million, $19 million, and $10 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Unrecognized compensation expense related to the unvested portion of Chubb's employee share-based awards of restricted stock, restricted stock units, and stock options was $313 million at December 31, 2022 and is expected to be recognized over a weighted-average period of approximately 1.4 years.

Stock options
Both incentive and non-qualified stock options are principally granted at an option price per share equal to the grant date fair value of Chubb's Common Shares. Stock options are generally granted with a 3-year vesting period and a 10-year term. Stock options vest in equal annual installments over the respective vesting period, which is also the requisite service period.

Chubb's 2022 share-based compensation expense includes a portion of the cost related to the 2019 through 2022 stock option grants. Stock option fair value was estimated on the grant date using the Black-Scholes option-pricing model that uses the weighted-average assumptions noted below:

	Year Ended December 31
	2022	2021	2020
Dividend yield	1.7%	1.9%	2.1%
Expected volatility	20.1%	26.0%	18.0%
Risk-free interest rate	1.9%	1.0%	1.2%
Expected life	5.8 years	5.8 years	5.7 years

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Chubb Limited and Subsidiaries

The following table presents a roll-forward of Chubb's stock options:

(Intrinsic Value in millions of U.S. dollars)	Number of Options	Weighted-Average Exercise Price	Weighted-Average Fair Value	Total Intrinsic Value
Options outstanding, December 31, 2019	10,885,257	$116.79
Granted	1,958,279	$150.10	$19.89
Exercised	(1,158,633)	$86.90		$76
Forfeited and expired	(206,720)	$138.77
Options outstanding, December 31, 2020	11,478,183	$125.09
Granted	1,805,234	$164.89	$33.05
Exercised	(2,284,795)	$112.12		$140
Forfeited and expired	(236,135)	$150.16
Options outstanding, December 31, 2021	10,762,487	$133.94
Granted	1,731,904	$198.36	$35.46
Exercised	(1,878,147)	$117.83		$163
Forfeited and expired	(205,966)	$171.45
Options outstanding, December 31, 2022	10,410,278	$146.81		$768
Options exercisable, December 31, 2022	7,134,817	$131.90		$633

The weighted-average remaining contractual term was 5.8 years for stock options outstanding and 4.6 years for stock options exercisable at December 31, 2022. Cash received from the exercise of stock options for the year ended December 31, 2022 was $216 million.

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

Chubb's 2022 share-based compensation expense includes a portion of the cost related to the restricted stock granted in the years 2018 through 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Chubb Limited and Subsidiaries

The following table presents a roll-forward of our restricted stock awards. Included in the roll-forward below are 13,440 restricted stock awards, 15,586 restricted stock awards, and 27,679 restricted stock awards that were granted to non-management directors during the years ended December 31, 2022, 2021, and 2020, respectively:

	Service-based Restricted Stock Awards and Restricted Stock Units		Performance-based Restricted Stock Awards and Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested restricted stock, December 31, 2019	3,294,010	$136.20	876,212	$131.16
Granted	1,425,667	$148.56	186,291	$151.14
Vested	(1,304,308)	$134.02	(490,185)	$125.66
Forfeited	(152,074)	$140.72	—	$—
Unvested restricted stock, December 31, 2020	3,263,295	$142.32	572,318	$142.38
Granted	1,288,042	$165.32	294,315	$164.75
Vested	(1,283,185)	$140.62	(169,442)	$143.07
Forfeited	(216,341)	$150.19	—	$—
Unvested restricted stock, December 31, 2021	3,051,811	$152.19	697,191	$151.74
Granted	1,193,016	$199.18	296,944	$199.09
Vested	(1,191,452)	$148.18	(199,343)	$133.90
Forfeited	(199,505)	$168.12	—	$—
Unvested restricted stock, December 31, 2022	2,853,870	$172.39	794,792	$173.83

Prior to 2009, legacy ACE granted restricted stock units with a 1-year vesting period to non-management directors. Delivery of Common Shares on account of these restricted stock units to non-management directors is deferred until after the date of the non-management directors' termination from the Board. Legacy Chubb Corp historically allowed directors and certain key employees of Chubb Corp and its subsidiaries to defer a portion of their compensation earned with respect to services performed in the form of deferred stock units. In addition, legacy Chubb Corp provided supplemental retirement benefits for certain employees through its Defined Contribution Excess Benefit Plan in the form of deferred shares of stock. The minimum vesting period under these legacy Chubb Corp deferred plans was 1-year and the maximum was 3-years. Employees and directors had the option to elect to receive their awards at a future specified date or upon their termination of service with Chubb. At December 31, 2022, there were 136,216 deferred restricted stock units.

ESPP
The ESPP gives participating employees the right to purchase Common Shares through payroll deductions during consecutive subscription periods at a purchase price of 85 percent of the fair value of a Common Share on the exercise date (Purchase Price). Annual purchases by participants are limited to the number of whole shares that can be purchased by an amount equal to ten percent of the participant's compensation or $25,000, whichever is less. The ESPP has two six-month subscription periods each year, the first of which runs between January 1 and June 30 and the second of which runs between July 1 and December 31. The amounts collected from participants during a subscription period are used on the exercise date to purchase full shares of Common Shares. An exercise date is generally the last trading day of a subscription period. The number of shares purchased is equal to the total amount, at the exercise date, collected from the participants through payroll deductions for that subscription period, divided by the Purchase Price, rounded down to the next full share. Participants may withdraw from an offering before the exercise date and obtain a refund of amounts withheld through payroll deductions. Pursuant to the provisions of the ESPP, during the years ended December 31, 2022, 2021, and 2020, employees paid $48 million, $47 million, and $45 million to purchase 271,650 shares, 315,405 shares, and 383,751 shares, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Chubb Limited and Subsidiaries

13. Postretirement benefits

Chubb provides postretirement benefits to eligible employees and their dependents through various defined contribution plans sponsored by Chubb. In addition, for certain employees, Chubb sponsors other postretirement benefit plans, and prior to 2020, Chubb sponsored defined benefit pension plans.
Defined contribution plans (including 401(k))
Under these plans, employees' contributions may be supplemented by Chubb matching contributions based on the level of employee contribution. These contributions are invested at the election of each employee in one or more of several investment portfolios offered by a third-party investment advisor. Expenses for these plans totaled $230 million, $214 million, and $211 million for the years ended December 31, 2022, 2021, and 2020, respectively.

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

Amendments to U.S. qualified and excess pension plans and U.S. retiree healthcare plan
In 2016, we harmonized and amended several of our U.S. retirement programs to create a unified retirement savings program. In 2020, we transitioned from a traditional defined benefit pension program that had been in effect for certain employees to a defined contribution program. Additionally, after 2025, we plan to eliminate a subsidized U.S. retiree healthcare and life insurance plan that is currently in place for certain employees. Both amendments required a remeasurement of the plan assets and benefit obligations with updated assumptions, including discount rates and the expected return on assets. The amendment of the retiree healthcare plan resulted in a reduction in the obligation of $383 million, of which $410 million was amortized as a reduction to expense as it relates to benefits already accrued. As of June 2021, the amendment of the retiree healthcare plan was fully amortized. For the years ended December 31, 2021 and 2020, $26 million and $79 million, respectively, were amortized as a reduction to expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Chubb Limited and Subsidiaries

Obligations and funded status
The funded status of the pension and other postretirement benefit plans as well as the amounts recognized in the Consolidated balance sheets and Accumulated other comprehensive income (loss) at December 31, 2022 and 2021 was as follows:

	Pension Benefit Plans				Other Postretirement Benefit Plans
	2022		2021		2022	2021
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
(in millions of U.S. dollars)
Benefit obligation, beginning of year	$3,732	$1,122	$3,967	$1,199	$62	$86
Service cost	—	4	—	4	1	1
Interest cost	85	23	70	19	1	1
Actuarial loss (gain)	(890)	(391)	(161)	(47)	(4)	(10)
Benefits paid	(146)	(28)	(133)	(33)	(16)	(15)
Curtailments	—	—	—	—	—	—
Settlements	—	—	(11)	—	—	—
Foreign currency revaluation and other	—	(33)	—	(20)	(1)	(1)
Benefit obligation, end of year	$2,781	$697	$3,732	$1,122	$43	$62
Plan assets at fair value, beginning of year	$4,151	$1,318	$3,739	$1,284	$119	$120
Actual return on plan assets	(692)	(285)	543	83	(2)	(1)
Employer contributions	3	8	13	8	1	15
Benefits paid	(146)	(28)	(133)	(33)	(37)	(15)
Settlements	—	—	(11)	—	—	—
Foreign currency revaluation and other	—	(75)	—	(24)	—	—
Plan assets at fair value, end of year	$3,316	$938	$4,151	$1,318	$81	$119
Funded status at end of year	$535	$241	$419	$196	$38	$57
Amounts recognized in the Consolidated balance sheets:
Assets	$601	$290	$492	$214	$56	$77
Liabilities	(66)	(49)	(73)	(18)	(18)	(20)
Total	$535	$241	$419	$196	$38	$57
Amounts recognized in Accumulated other comprehensive income (loss), pre-tax, not yet recognized in net periodic cost (benefit):
Net actuarial loss (gain)	$(290)	$7	$(375)	$73	$(12)	$(10)
Prior service cost (benefit)	—	8	—	9	(4)	(5)
Total	$(290)	$15	$(375)	$82	$(16)	$(15)

For the U.S. pension plans, the $890 million and $161 million actuarial gains experienced in 2022 and 2021, respectively, were principally driven by the increase in the discount rate from the respective prior year. In addition, the non-U.S. pension plans experienced an actuarial gain in 2022, which was principally driven by an increase in the discount rate from 2021.
The accumulated benefit obligation for the pension benefit plans was $3.4 billion and $4.8 billion at December 31, 2022 and 2021, respectively. The accumulated benefit obligation is the present value of pension benefits earned as of the measurement date based on employee service and compensation prior to that date. It differs from the pension (projected) benefit obligation in the table above in that the accumulated benefit obligation includes no assumptions regarding future compensation levels.

Chubb’s funding policy is to contribute amounts that meet regulatory requirements plus additional amounts determined based on actuarial valuations, market conditions and other factors. All benefit plans satisfy minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Chubb Limited and Subsidiaries

The following table provides information on pension plans where the benefit obligation is in excess of plan assets at December 31, 2022 and 2021:

	2022		2021
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
(in millions of U.S. dollars)
Plans with projected benefit obligation in excess of plan assets:
Projected benefit obligation	$66	$87	$73	$418
Fair value of plan assets	—	38	—	400
Net funded status	$(66)	$(49)	$(73)	$(18)
Plans with accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	$66	$61	$73	$380
Fair value of plan assets	$—	$30	$—	$367

For other postretirement benefit plans with an accumulated benefit obligation in excess of plan assets, the accumulated benefit obligation was $18 million and $20 million at December 31, 2022 and 2021, respectively. These plans have no plan assets.

At December 31, 2022, we estimate that we will contribute $38 million to the pension plans and $1 million to the other postretirement benefits plan in 2023. The estimate is subject to change due to contribution decisions that are affected by various factors including our liquidity, market performance, and management discretion.
At December 31, 2022, our estimated expected future benefit payments are as follows:

	Pension Benefit Plans		Other Postretirement Benefit Plans
For the years ending December 31	U.S. Plans	Non-U.S. Plans
(in millions of U.S. dollars)
2023	$186	$40	$14
2024	173	32	10
2025	178	34	6
2026	180	34	1
2027	186	36	1
2028-2032	967	216	5

The weighted-average assumptions used to determine the projected benefit obligation were as follows:

	Pension Benefit Plans
	U.S. Plans	Non-U.S. Plans	Other Postretirement Benefit Plans

December 31, 2022
Discount rate	5.22%	5.27%	5.83%
Rate of compensation increase (1)	N/A	3.98%	N/A
Interest crediting rate	4.32%
December 31, 2021
Discount rate	2.75%	2.23%	2.06%
Rate of compensation increase (1)	N/A	3.63%	N/A
Interest crediting rate	4.10%
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

The components of net pension and other postretirement benefit costs (benefits) reflected in Net income and other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) were as follows:

	Pension Benefit Plans						Other Postretirement Benefit Plans
	U.S. Plans			Non-U.S. Plans
Year Ended December 31	2022	2021	2020	2022	2021	2020	2022	2021	2020
(in millions of U.S. dollars)
Costs reflected in Net income, pre-tax:
Service cost	$—	$—	$—	$4	$4	$4	$1	$1	$1
Non-service cost (benefit):
Interest cost	85	70	99	23	19	22	1	1	2
Expected return on plan assets	(283)	(255)	(224)	(43)	(44)	(41)	(1)	(1)	(5)
Amortization of net actuarial loss	—	—	—	—	4	2	—	—	—
Amortization of prior service cost	—	—	—	—	—	—	—	(26)	(83)
Curtailments	—	—	—	—	—	(1)	—	—	—
Settlements	—	3	3	—	—	—	—	—	—
Total non-service cost (benefit)	(198)	(182)	(122)	(20)	(21)	(18)	—	(26)	(86)
Net periodic benefit cost (benefit)	$(198)	$(182)	$(122)	$(16)	$(17)	$(14)	$1	$(25)	$(85)
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss)
Net actuarial loss (gain)	$85	$(450)	$102	$(67)	$(86)	$56	$(1)	$(5)	$(2)
Prior service cost (benefit)	—	—	—	—	—	—	—	—	—
Amortization of net actuarial loss	—	—	—	—	(4)	(2)	—	—	—
Amortization of prior service cost	—	—	—	—	—	(1)	—	26	83
Curtailments	—	—	—	—	—	(1)	—	—	—
Settlements	—	(3)	(3)	—	—	—	—	—	—
Total decrease (increase) in other comprehensive income (loss), pre-tax	$85	$(453)	$99	$(67)	$(90)	$52	$(1)	$21	$81

The line items in which the service cost and non-service cost (benefit) components of net periodic benefit cost (benefit) are included in the Consolidated statements of operations were as follows:

	Pension Benefit Plans			Other Postretirement Benefit Plans
Year Ended December 31	2022	2021	2020	2022	2021	2020
(in millions of U.S. dollars)
Service cost:
Losses and loss expenses	$—	$—	$—	$—	$—	$—
Administrative expenses	4	4	4	1	1	1
Total service cost	4	4	4	1	1	1
Non-service cost (benefit):
Losses and loss expenses	(20)	(18)	(12)	—	(3)	(9)
Administrative expenses	(198)	(185)	(128)	—	(23)	(77)
Total non-service cost (benefit)	(218)	(203)	(140)	—	(26)	(86)
Net periodic benefit cost (benefit)	$(214)	$(199)	$(136)	$1	$(25)	$(85)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Chubb Limited and Subsidiaries

The weighted-average assumptions used to determine the net periodic pension and other postretirement benefit costs were as follows:

	Pension Benefit Plans
	U.S. Plans	Non-U.S. Plans	Other Postretirement Benefit Plans
Year Ended December 31
2022
Discount rate in effect for determining service cost	N/A	7.23%	3.22%
Discount rate in effect for determining interest cost	2.34%	2.13%	1.89%
Rate of compensation increase	N/A	3.63%	N/A
Expected long-term rate of return on plan assets	7.00%	3.44%	1.00%
Interest crediting rate	4.10%	N/A	N/A
2021
Discount rate in effect for determining service cost	N/A	5.58%	2.53%
Discount rate in effect for determining interest cost	1.81%	1.57%	1.23%
Rate of compensation increase	N/A	3.24%	N/A
Expected long-term rate of return on plan assets	7.00%	3.37%	1.00%
Interest crediting rate	4.10%	N/A	N/A
2020
Discount rate in effect for determining service cost	N/A	6.04%	3.00%
Discount rate in effect for determining interest cost	2.85%	2.24%	2.64%
Rate of compensation increase	N/A	3.26%	N/A
Expected long-term rate of return on plan assets	7.00%	3.83%	3.00%
Interest crediting rate	4.10%	N/A	N/A

The weighted-average healthcare cost trend rate assumptions used to measure the expected cost of healthcare benefits were as follows:

	U.S. Plans			Non-U.S. Plans
	2022	2021	2020	2022	2021	2020
Healthcare cost trend rate	5.72%	5.59%	5.96%	5.28%	5.26%	5.04%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.00%	4.50%	4.50%	4.04%	4.00%	4.00%
Year that the rate reaches the ultimate trend rate	2046	2038	2038	2040	2040	2040

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

December 31, 2022	Pension Benefit Plans
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
U.S. Plans:
Short-term investments	$42	$—	$—	$42
U.S. Treasury / Agency	431	110	—	541
Non-U.S. and corporate bonds	—	627	—	627
Municipal	—	5	—	5
Equity securities	1,321	—	—	1,321
Investment derivative instruments	4	—	—	4
Total U.S. Plan assets (1)	$1,798	$742	$—	$2,540
Non-U.S. Plans:
Short-term investments	$10	$—	$—	$10
Non-U.S. and corporate bonds	—	454	—	454
Equity securities	107	146	4	257
Total Non-U.S. Plan assets (1)	$117	$600	$4	$721
(1)Excluded from the table above are $538 million and $201 million of other investments related to the U.S. Plans and Non-U.S. Plans, respectively, limited partnerships of $233 million and $16 million in U.S. Plans and Non-U.S. Plans, respectively, measured using NAV as a practical expedient, and $5 million in cash and accrued income related to the U.S. Plans.

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
At December 31, 2022, the other postretirement benefit plan had $81 million of plan assets, of which $50 million of fixed maturities were categorized as Level 2, and $31 million of other investments were measured using NAV as a practical expedient. At December 31, 2021, the other postretirement benefit plan had $119 million of other investments measured using NAV as a practical expedient.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Chubb Limited and Subsidiaries

14. Other income and expense

	Year Ended December 31
(in millions of U.S. dollars)	2022	2021	2020
Equity in net income of partially-owned entities (1)	$16	$2,433	$1,019
Gains (losses) from fair value changes in separate account assets (2)	(42)	(8)	58
Federal excise and capital taxes	(21)	(19)	(22)
Other	(27)	(41)	(61)
Total	$(74)	$2,365	$994
(1)     Equity in net income (loss) of partially-owned entities includes mark-to-market gain (loss) on private equities where we own more than three percent, totaling $(219) million, $2,004 million, and $747 million for the years ended December 31, 2022, 2021, and 2020, respectively. This line item also includes net income of $5 million, $233 million, and $167 million attributable to our investments in Huatai for the years ended December 31, 2022, 2021, and 2020, respectively.
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

15. Segment information

Chubb operates through six business segments: North America Commercial P&C Insurance, North America Personal P&C Insurance, North America Agricultural Insurance, Overseas General Insurance, Global Reinsurance, and Life Insurance. These segments distribute their products through various forms of brokers, agencies, and direct marketing programs. All business segments have established relationships with reinsurance intermediaries. Segment results for year ended December 31, 2022, include the results of Cigna's business in Asia from July 1, 2022, which are principally assigned to our Life Insurance segment and, to a lesser extent, our Overseas General Insurance segment according to the nature of the business written.

•The North America Commercial P&C Insurance segment comprises operations that provide P&C and A&H insurance and services to large, middle market, and small commercial businesses in the U.S., Canada, and Bermuda. This segment includes our retail divisions: Major Accounts; Commercial Insurance, including Small Commercial Insurance; Chubb Bermuda, our high excess business; and Westchester, our wholesale and specialty division. These divisions write a variety of coverages, including property, casualty, workers’ compensation, package policies, risk management, financial lines, marine, construction, environmental, medical risk, cyber risk, surety, excess casualty, and A&H insurance.

•The North America Personal P&C Insurance segment comprises the business written by Chubb Personal Risk Services division, which includes high net worth personal lines business, with operations in the U.S. and Canada. This segment provides affluent and high net worth individuals and families with homeowners, high value automobile and collector cars, valuable articles (including fine arts), personal and excess liability, travel insurance, and recreational marine insurance and services.

•The North America Agricultural Insurance segment includes the business written by Rain and Hail Insurance Service, Inc. in the U.S. and Canada, which provides comprehensive multiple peril crop insurance (MPCI) and crop-hail insurance, and Chubb Agribusiness, which offers farm and ranch property as well as specialty P&C coverages, including commercial agriculture products.

•The Overseas General Insurance segment includes the business written by two Chubb divisions that provides both commercial and consumer P&C insurance and services in the 51 countries and territories outside of North America where the company operates. Chubb International, our retail division, provides commercial P&C, A&H and traditional and specialty personal lines for large corporations, middle markets and small customers through retail brokers, agents and other channels locally around the world. CGM provides commercial P&C excess and surplus lines wholesale business primarily through

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Chubb Limited and Subsidiaries

wholesale brokers in the London market and through Lloyd’s. These divisions write a variety of coverages, including traditional commercial P&C, specialty categories such as financial lines, marine, energy, aviation, political risk and construction, as well as group A&H and traditional and specialty personal lines.

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

•The Life Insurance segment includes our international life operations (Chubb Life) which, commencing on July 1, 2022, includes the acquired Cigna A&H and life insurance business in Korea, Taiwan, New Zealand, Hong Kong, and Indonesia. The Life Insurance segment also includes Chubb Tempest Life Re (Chubb Life Re), and the North American supplemental A&H and life insurance business of Combined Insurance.

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

Revenue and expenses managed at the corporate level, including net realized gains (losses), interest expense, Cigna integration expenses, and income tax are reported within Corporate. Cigna integration expenses are one-time costs that are directly attributable to third-party consulting fees, employee-related retention costs, and other professional and legal fees related to the acquisition of Cigna's A&H and Life insurance companies in several Asian markets. These items are not allocated to the segment level as they are one-time in nature and are not related to the ongoing business activities of the segment. The Chief Executive Officer does not manage segment results or allocate resources to segments when considering these costs, and therefore are excluded from our definition of segment income (loss).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Chubb Limited and Subsidiaries

The following tables present the Statement of Operations by segment:

For the Year Ended December 31, 2022 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Segment Measure Reclass	Chubb Consolidated
Net premiums written	$17,889	$5,313	$2,907	$11,060	$943	$3,643	$—	$—	$41,755
Net premiums earned	17,107	5,180	2,838	10,803	922	3,539	—	—	40,389
Losses and loss expenses	10,828	3,186	2,557	5,252	670	497	363	(11)	23,342
Policy benefits	—	—	—	—	—	1,534	—	(42)	1,492
Policy acquisition costs	2,313	1,057	126	2,818	240	838	—	—	7,392
Administrative expenses	1,113	291	(10)	1,070	36	510	385	—	3,395
Underwriting income (loss)	2,853	646	165	1,663	(24)	160	(748)	53	4,768
Net investment income	2,247	283	36	626	281	509	—	(240)	3,742
Other (income) expense	17	4	1	2	1	(45)	292	(198)	74
Amortization expense of purchased intangibles	—	10	26	57	—	10	182	—	285
Segment income (loss)	$5,083	$915	$174	$2,230	$256	$704	$(1,222)	$11	$8,151
Net realized gains (losses)							(954)	(11)	(965)
Interest expense							570	—	570
Cigna integration expenses							48	—	48
Income tax expense							1,255	—	1,255
Net income (loss)							$(4,049)	$—	$5,313

For the Year Ended December 31, 2021 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Segment Measure Reclass	Chubb Consolidated
Net premiums written	$16,415	$5,002	$2,388	$10,713	$873	$2,477	$—	$—	$37,868
Net premiums earned	15,461	4,915	2,338	10,441	798	2,402	—	—	36,355
Losses and loss expenses	10,015	2,924	1,962	5,143	632	740	572	(8)	21,980
Policy benefits	—	—	—	—	—	707	—	(8)	699
Policy acquisition costs	2,082	1,001	124	2,799	200	712	—	—	6,918
Administrative expenses	1,052	276	(3)	1,078	35	333	365	—	3,136
Underwriting income (loss)	2,312	714	255	1,421	(69)	(90)	(937)	16	3,622
Net investment income (loss)	2,078	249	28	597	331	407	(55)	(179)	3,456
Other (income) expense	31	(2)	1	—	—	(106)	(2,118)	(171)	(2,365)
Amortization expense of purchased intangibles	—	10	26	48	—	5	198	—	287
Segment income	$4,359	$955	$256	$1,970	$262	$418	$928	$8	$9,156
Net realized gains (losses)							1,160	(8)	1,152
Interest expense							492	—	492
Income tax expense							1,277	—	1,277
Net income							$319	$—	$8,539

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Chubb Limited and Subsidiaries

For the Year Ended December 31, 2020 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Segment Measure Reclass	Chubb Consolidated
Net premiums written	$14,474	$4,920	$1,846	$9,335	$731	$2,514	$—	$—	$33,820
Net premiums earned	13,964	4,866	1,822	9,285	698	2,482	—	—	33,117
Losses and loss expenses	10,129	3,187	1,544	5,255	435	724	435	1	21,710
Policy benefits	—	—	—	—	—	726	—	58	784
Policy acquisition costs	1,942	974	123	2,568	174	766	—	—	6,547
Administrative expenses	1,006	270	9	1,034	37	320	303	—	2,979
Underwriting income (loss)	887	435	146	428	52	(54)	(738)	(59)	1,097
Net investment income (loss)	2,061	260	30	534	307	385	(87)	(115)	3,375
Other (income) expense	23	5	1	13	2	(74)	(791)	(173)	(994)
Amortization expense of purchased intangibles	—	11	27	45	—	4	203	—	290
Segment income (loss)	$2,925	$679	$148	$904	$357	$401	$(237)	$(1)	$5,176
Net realized gains (losses)							(499)	1	(498)
Interest expense							516	—	516
Income tax expense							629	—	629
Net income (loss)							$(1,881)	$—	$3,533
Underwriting assets are reviewed in total by management for purposes of decision-making. Other than Unpaid losses and loss expenses, Future policy benefits, Reinsurance recoverables, Goodwill and Other intangible assets, Chubb does not allocate assets to its segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Chubb Limited and Subsidiaries

The following table presents net premiums earned for each segment by line of business:

	For the Year Ended December 31
(in millions of U.S. dollars)	2022	2021	2020
North America Commercial P&C Insurance
Property & other short-tail lines	$3,383	$2,942	$2,423
Casualty & all other	13,056	11,905	10,812
A&H	668	614	729
Total North America Commercial P&C Insurance	17,107	15,461	13,964
North America Personal P&C Insurance
Personal automobile	811	781	822
Personal homeowners	3,557	3,384	3,327
Personal other	812	750	717
Total North America Personal P&C Insurance	5,180	4,915	4,866
North America Agricultural Insurance	2,838	2,338	1,822
Overseas General Insurance
Property & other short-tail lines	3,382	3,105	2,468
Casualty & all other	3,232	3,114	2,738
Personal lines	2,020	2,109	1,981
A&H	2,169	2,113	2,098
Total Overseas General Insurance	10,803	10,441	9,285
Global Reinsurance
Property	211	151	104
Property catastrophe	208	190	173
Casualty & all other	503	457	421
Total Global Reinsurance	922	798	698
Life Insurance
Life	1,484	1,320	1,317
A&H	2,055	1,082	1,165
Total Life Insurance	3,539	2,402	2,482
Total net premiums earned	$40,389	$36,355	$33,117

The following table presents net premiums earned by geographic region. Allocations have been made on the basis of location of risk:

	North America	Europe (1)	Asia Pacific / Japan	Latin America
2022	69%	11%	14%	6%
2021	70%	12%	12%	6%
2020	70%	11%	12%	7%
(1)     Europe includes Middle East and Africa regions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Chubb Limited and Subsidiaries

16. Earnings per share

	Year Ended December 31
(in millions of U.S. dollars, except share and per share data)	2022	2021	2020
Numerator:
Net income	$5,313	$8,539	$3,533
Denominator:
Denominator for basic earnings per share:
Weighted-average shares outstanding	419,779,847	439,968,422	451,602,820
Denominator for diluted earnings per share:
Share-based compensation plans	3,747,597	3,228,856	1,838,692
Weighted-average shares outstanding and assumed conversions	423,527,444	443,197,278	453,441,512
Basic earnings per share	$12.66	$19.41	$7.82
Diluted earnings per share	$12.55	$19.27	$7.79
Potential anti-dilutive share conversions	1,467,840	1,532,066	6,811,966

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

The agency agreement also contains a profit-sharing arrangement based on loss ratios, triggered if Starr underwrites a minimum of $20 million of annual program business net premiums written on our behalf. No profit share commission has been payable yet under this arrangement. Transactions generated under Starr agreements were as follows:

	Year Ended December 31
(in millions of U.S. dollars)	2022	2021	2020
Consolidated statement of operations
Gross premiums written	$618	$592	$507
Ceded premiums written	$353	$321	$253
Commissions paid	$122	$114	$97
Commissions received	$79	$73	$59
Losses and loss expenses	$225	$157	$170
Consolidated balance sheets
Reinsurance recoverable on losses and loss expenses	$541	$516
Ceded reinsurance premium payable	$96	$88

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Chubb Limited and Subsidiaries

ABR Re
At December 31, 2022, we own 18.8 percent of the common equity of ABR Reinsurance Capital Holdings Ltd. and warrants to acquire 0.5 percent of additional equity. ABR Reinsurance Capital Holdings Ltd., is the parent company of ABR Reinsurance Ltd. (ABR Re), an independent reinsurance company. Through long-term arrangements, Chubb will be the sole source of reinsurance risks ceded to ABR Re, and BlackRock, Inc. serves as an investment management service provider. As an investor, Chubb is expected to benefit from underwriting profit generated by ABR Re’s reinsuring a wide range of Chubb’s primary insurance business and the income and capital appreciation BlackRock, Inc. seeks to deliver through its investment management services. In addition, Chubb has an arrangement with BlackRock, Inc. under which both Chubb and BlackRock, Inc. will be entitled to an equal share of the aggregate amount of certain fees, including underwriting and investment management performance related fees, in connection with their respective reinsurance and investment management arrangements with ABR Re. In connection with this arrangement with BlackRock, Inc., we recorded income of $7 million, $11 million, and $3 million in 2022, 2021, and 2020, respectively, which is recorded in Other (income) expense on the Consolidated statements of operations.

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

Transactions generated under ABR Re agreements were as follows:

	Year Ended December 31
(in millions of U.S. dollars)	2022	2021	2020
Consolidated statements of operations
Ceded premiums written	$507	$442	$350
Commissions received	$138	$133	$100
Consolidated balance sheets
Reinsurance recoverable on losses and loss expenses	$1,050	$963
Ceded reinsurance premium payable	$110	$107
Aquiline Capital Partners LLC
Chubb invests in private investment funds managed by Aquiline Capital Partners LLC (collectively, Aquiline Funds), of which its chief executive officer is related to a member of our senior management team. We have more than a three percent ownership interest in these funds and therefore account for them under the equity method of accounting. At December 31, 2022, Chubb has approximately $267 million of future contribution commitments to Aquiline Funds.

Transactions generated from investments in Aquiline Funds are as follows:

	Year Ended December 31
(in millions of U.S. dollars)	2022	2021	2020
Consolidated statements of operations
Other income (expense)	$8	$68	$2
Consolidated balance sheets
Other investments	$271	$245

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Chubb Limited and Subsidiaries

18. Statutory financial information

Our subsidiaries file financial statements prepared in accordance with statutory accounting practices prescribed or permitted by insurance regulators. Statutory accounting differs from GAAP in the reporting of certain reinsurance contracts, investments, subsidiaries, acquisition expenses, fixed assets, deferred income taxes, and certain other items. Some jurisdictions impose complex regulatory requirements on insurance companies while other jurisdictions impose fewer requirements. In some jurisdictions, we must obtain licenses issued by governmental authorities to conduct local insurance business. These licenses may be subject to reserves and minimum capital and solvency tests. Jurisdictions may impose fines, censure, and/or criminal sanctions for violation of regulatory requirements. The 2022 amounts below are based on estimates.

Chubb's insurance and reinsurance subsidiaries are subject to insurance laws and regulations in the jurisdictions in which they operate. These regulations include restrictions that limit the amount of dividends or other distributions, such as loans or cash advances, available to shareholders without prior approval of the local insurance regulatory authorities. The amount of dividends available to be paid in 2023 without prior approval totals $5.7 billion.

The statutory capital and surplus of our insurance subsidiaries met regulatory requirements for 2022, 2021, and 2020. The minimum amounts of statutory capital and surplus necessary to satisfy regulatory requirements was $36.9 billion and $34.0 billion for December 31, 2022 and 2021, respectively. These minimum regulatory capital requirements were significantly lower than the corresponding amounts required by the rating agencies which review Chubb’s insurance and reinsurance subsidiaries.

The following tables present the combined statutory capital and surplus and statutory net income (loss) of our Property and casualty and Life subsidiaries:

	December 31
(in millions of U.S. dollars)	2022	2021
Statutory capital and surplus
Property and casualty	$40,824	$46,662
Life	$4,834	$2,294

	Year Ended December 31
(in millions of U.S. dollars)	2022	2021	2020
Statutory net income (loss)
Property and casualty	$4,028	$7,983	$4,354
Life	$1,425	$424	$(245)

Several insurance subsidiaries follow accounting practices prescribed or permitted by the jurisdiction of domicile that differ from the applicable local statutory practice. The application of prescribed or permitted accounting practices does not have a material impact on Chubb's statutory surplus and income. As prescribed by the Restructuring discussed previously in Note 7, certain of our U.S. subsidiaries discount certain A&E liabilities, which increased statutory capital and surplus by approximately $120 million and $129 million at December 31, 2022 and 2021, respectively.

Federal Insurance Company (Federal), a direct subsidiary of Chubb INA Holdings Inc., has a permitted practice granted by the Indiana Department of Insurance that relates to its investment in a foreign affiliate. Under Statement of Statutory Accounting Principles No. 97, Investments in Subsidiary, Controlled and Affiliated Entities, in order for a reporting entity to admit its investments in foreign subsidiaries and affiliates, audited financial statements of the subsidiary or affiliate must be obtained to support the carrying value. Such financial statements must be prepared in accordance with U.S. GAAP, or alternatively, in accordance with the local statutory requirements in the subsidiary’s or affiliate’s country of domicile, with an audited footnote reconciliation of net income and shareholder’s equity as reported to a U.S. GAAP basis. With the explicit permission of the Indiana Department of Insurance, Federal obtains audited financial statements for its admitted foreign affiliate, which had an aggregate carrying value of approximately $79 million and $72 million at December 31, 2022 and 2021, respectively, prepared in accordance with their respective local statutory requirements and supplemented with a separate unaudited reconciliation of shareholder’s equity as reported to a U.S. GAAP basis.

SCHEDULE I
Chubb Limited and Subsidiaries

SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2022 (in millions of U.S. dollars)	Cost or Amortized Cost, Net (1)	Fair Value	Amount at Which Shown in the Balance Sheet
Fixed maturities available for sale
U.S. Treasury / Agency	$2,792	$2,626	$2,626
Non-U.S.	28,005	25,908	25,908
Corporate and asset-backed securities	40,440	36,955	36,955
Mortgage-backed securities	17,868	15,851	15,851
Municipal	4,081	3,880	3,880
Total fixed maturities available for sale	93,186	85,220	85,220
Fixed maturities held to maturity
U.S. Treasury / Agency	1,417	1,370	1,417
Non-U.S.	1,136	1,054	1,136
Corporate and asset-backed securities	1,705	1,580	1,705
Mortgage-backed securities	1,455	1,351	1,455
Municipal	3,135	3,084	3,135
Total fixed maturities held to maturity	8,848	8,439	8,848
Equity securities
Industrial, miscellaneous, and all other	827	827	827
Short-term investments	4,962	4,960	4,960
Other investments (2)	13,425	13,425	13,425
Total investments - other than investments in related parties	$121,248	$112,871	$113,280
(1)     Net of valuation allowance for expected credit losses.
(2)     Excludes $271 million of related party investments.

SCHEDULE II
Chubb Limited and Subsidiaries

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS (Parent Company Only)

	December 31	December 31
(in millions of U.S. dollars)	2022	2021
Assets
Investments in subsidiaries and affiliates on equity basis	$50,393	$58,850
Total investments	50,393	58,850
Cash	40	1
Due from subsidiaries and affiliates, net	959	1,218
Other assets	16	16
Total assets	$51,408	$60,085
Liabilities
Affiliated notional cash pooling programs	$252	$8
Accounts payable, accrued expenses, and other liabilities	616	363
Total liabilities	868	371
Shareholders' equity
Common Shares	10,346	10,985
Common Shares in treasury	(5,113)	(7,464)
Additional paid-in capital	7,166	8,478
Retained earnings	48,334	47,365
Accumulated other comprehensive income	(10,193)	350
Total shareholders' equity	50,540	59,714
Total liabilities and shareholders' equity	$51,408	$60,085
The condensed financial information should be read in conjunction with the Consolidated Financial Statements and notes thereto.

SCHEDULE II (continued)
Chubb Limited and Subsidiaries

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF OPERATIONS (Parent Company Only)

	Year Ended December 31
(in millions of U.S. dollars)	2022	2021	2020
Revenues
Investment income (1)	$83	$96	$155
Equity in net income of subsidiaries and affiliates	5,323	8,514	3,457
Total revenues	5,406	8,610	3,612
Expenses
Administrative and other (income) expense	65	56	55
Cigna integration expenses	10	—	—
Income tax expense	18	15	24
Total expenses	93	71	79
Net income	$5,313	$8,539	$3,533
Comprehensive income (loss)	$(5,230)	$6,020	$5,783
(1) Includes net investment income, interest income, and net realized gains (losses).
The condensed financial information should be read in conjunction with the Consolidated Financial Statements and notes thereto.

STATEMENTS OF CASH FLOWS (Parent Company Only)

	Year Ended December 31
(in millions of U.S. dollars)	2022	2021	2020
Net cash flows from operating activities (1)	$7,831	$4,167	$1,933
Cash flows from investing activities
Capital contribution	(4,046)	$—	(1,200)
Other	—	—	(2)
Net cash flows used for investing activities	(4,046)	$—	(1,202)
Cash flows from financing activities
Dividends paid on Common Shares	(1,375)	(1,401)	(1,388)
Common Shares repurchased	(2,894)	(4,861)	(523)
Repayment of intercompany loans	279	2,003	1,265
Net proceeds from affiliated notional cash pooling programs (2)	245	8	—
Net cash flows used for financing activities	(3,745)	(4,251)	(646)
Effect of foreign currency rate changes on cash and restricted cash	(1)	1	(3)
Net increase (decrease) in cash and restricted cash	39	(83)	82
Cash and restricted cash – beginning of year	1	84	2
Cash and restricted cash – end of year	$40	$1	$84
(1) Includes cash dividends received from subsidiaries of $7.7 billion, $3.7 billion, and $2.0 billion in 2022, 2021, and 2020, respectively.
(2) Chubb maintains two notional multicurrency cash pools (Pools) with a third-party bank. Refer to Note 1 g) for additional information.
The condensed financial information should be read in conjunction with the Consolidated Financial Statements and notes thereto.

SCHEDULE IV
Chubb Limited and Subsidiaries
SUPPLEMENTAL INFORMATION CONCERNING REINSURANCE

Premiums Earned
For the years ended December 31, 2022, 2021, and 2020 (in millions of U.S. dollars, except for percentages)	Direct Amount	Ceded To Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
2022
Property and Casualty	$39,449	$9,678	$4,242	$34,013	12%
Accident and Health	5,206	411	97	4,892	2%
Life	1,499	106	91	1,484	6%
Total	$46,154	$10,195	$4,430	$40,389	11%
2021
Property and Casualty	$35,767	$7,982	$3,441	$31,226	11%
Accident and Health	4,062	362	109	3,809	3%
Life	1,309	89	100	1,320	8%
Total	$41,138	$8,433	$3,650	$36,355	10%
2020
Property and Casualty	$31,546	$6,782	$3,044	$27,808	11%
Accident and Health	4,249	368	111	3,992	3%
Life	1,242	93	168	1,317	13%
Total	$37,037	$7,243	$3,323	$33,117	10%

SCHEDULE VI
Chubb Limited and Subsidiaries
SUPPLEMENTARY INFORMATION CONCERNING PROPERTY AND CASUALTY OPERATIONS

As of and for the years ended December 31, 2022, 2021, and 2020 (in millions of U.S. dollars)
	Deferred Policy Acquisition Costs	Net Reserves for Unpaid Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Net Losses and Loss Expenses Incurred Related to		Amortization of Deferred Policy Acquisition Costs	Net Paid Losses and Loss Expenses	Net Premiums Written
						Current Year	Prior Year
2022	$4,462	$59,195	$20,360	$38,905	$3,381	$24,495	$(1,153)	$6,873	$20,323	$40,170
2021	$4,260	$56,759	$19,101	$35,035	$3,133	$22,966	$(986)	$6,440	$17,884	$36,474
2020	$4,244	$53,164	$17,652	$31,800	$3,074	$22,124	$(414)	$6,076	$17,434	$32,471