Form 10-Q
period 2023-03-31
Chubb Ltd
filed 2023-05-02
CIK 896159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023
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
Yes  ☐                                               No  ☑
The number of registrant’s Common Shares (CHF 24.15 par value) outstanding as of April 21, 2023 was 414,174,489.

CHUBB LIMITED
INDEX TO FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements
CONSOLIDATED BALANCE SHEETS (Unaudited)
Chubb Limited and Subsidiaries

	March 31	December 31
	2023	2022
(in millions of U.S. dollars, except share and per share data)		As Adjusted
Assets
Investments
Fixed maturities available for sale, at fair value, net of valuation allowance - $168 and $169 (amortized cost – $94,709 and $93,355)	$88,364	$85,220
Fixed maturities held to maturity, at amortized cost, net of valuation allowance - $33 and $34 (fair value – $8,109 and $8,439)	8,425	8,848
Equity securities, at fair value	942	827
Short-term investments, at fair value (amortized cost – $3,695 and $4,962)	3,693	4,960
Other investments, at fair value	14,192	13,696
Total investments	115,616	113,551
Cash	2,288	2,012
Restricted cash	94	115
Securities lending collateral	1,582	1,523
Accrued investment income	953	941
Insurance and reinsurance balances receivable, net of valuation allowance - $51 and $52	12,340	11,933
Reinsurance recoverable on losses and loss expenses, net of valuation allowance - $351 and $351	18,141	18,859
Reinsurance recoverable on policy benefits	279	302
Deferred policy acquisition costs	6,296	6,031
Value of business acquired	3,603	3,702
Goodwill	16,175	16,228
Other intangible assets	5,364	5,441
Prepaid reinsurance premiums	3,166	3,136
Investments in partially-owned insurance companies	3,728	2,507
Separate account assets	5,300	5,190
Other assets	6,490	7,546
Total assets	$201,415	$199,017
Liabilities
Unpaid losses and loss expenses	$75,417	$75,747
Unearned premiums	20,261	19,713
Future policy benefits	10,782	10,476
Market risk benefits	830	800
Policyholders' account balances	3,178	3,140
Separate account liabilities	5,300	5,190
Insurance and reinsurance balances payable	7,778	7,780
Securities lending payable	1,582	1,523
Accounts payable, accrued expenses, and other liabilities	6,656	7,148
Deferred tax liabilities	541	377
Repurchase agreements	1,420	1,419
Short-term debt	—	475
Long-term debt	14,375	14,402
Trust preferred securities	308	308
Total liabilities	148,428	148,498
Commitments and contingencies (refer to Note 13)
Shareholders’ equity
Common Shares (CHF 24.15 par value; 446,376,614 and 446,376,614 shares issued; 414,158,680 and 414,594,856 shares outstanding)	10,346	10,346
Common Shares in treasury (32,217,934 and 31,781,758 shares)	(5,341)	(5,113)
Additional paid-in capital	6,680	7,166
Retained earnings	50,197	48,305
Accumulated other comprehensive income (loss) (AOCI)	(8,895)	(10,185)
Total shareholders’ equity	52,987	50,519
Total liabilities and shareholders’ equity	$201,415	$199,017
See accompanying notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended
	March 31
	2023	2022
(in millions of U.S. dollars, except per share data)		As Adjusted
Revenues
Net premiums written	$10,710	$9,189
Increase in unearned premiums	(568)	(452)
Net premiums earned	10,142	8,737
Net investment income	1,107	822
Net realized gains (losses)	(77)	23
Market risk benefits gains (losses)	(115)	49
Total revenues	11,057	9,631
Expenses
Losses and loss expenses	5,148	4,564
Policy benefits (includes remeasurement gains (losses) of $1 and $(5))	797	373
Policy acquisition costs	1,948	1,719
Administrative expenses	930	778
Interest expense	160	132
Other (income) expense	(296)	(312)
Amortization of purchased intangibles	72	71
Cigna integration expenses	22	—
Total expenses	8,781	7,325
Income before income tax	2,276	2,306
Income tax expense	384	353
Net income	$1,892	$1,953
Other comprehensive income (loss)
Change in:
Unrealized appreciation (depreciation)	$1,786	$(4,652)
Current discount rate on future policy benefits	(151)	435
Instrument-specific credit risk on market risk benefits	(3)	23
Cumulative foreign currency translation adjustment	(177)	67
Other, including postretirement benefit liability adjustment	(33)	19
Other comprehensive income (loss), before income tax	1,422	(4,108)
Income tax (expense) benefit related to OCI items	(132)	779
Other comprehensive income (loss)	1,290	(3,329)
Comprehensive income (loss)	$3,182	$(1,376)
Earnings per share
Basic earnings per share	$4.57	$4.59
Diluted earnings per share	$4.53	$4.55
See accompanying notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended
	March 31
	2023	2022
(in millions of U.S. dollars)		As Adjusted
Common Shares
Balance – beginning of period	$10,346	$10,985
Cancellation of treasury shares	—	(319)
Balance – end of period	10,346	10,666
Common Shares in treasury
Balance – beginning of period	(5,113)	(7,464)
Common Shares repurchased	(428)	(1,001)
Cancellation of treasury shares	—	2,510
Net shares issued under employee share-based compensation plans	200	255
Balance – end of period	(5,341)	(5,700)
Additional paid-in capital
Balance – beginning of period	7,166	8,478
Net shares issued under employee share-based compensation plans	(211)	(199)
Exercise of stock options	(13)	(21)
Share-based compensation expense	82	70
Funding of dividends declared to Retained earnings	(344)	(340)
Balance – end of period	6,680	7,988
Retained earnings
Balance – beginning of period	48,305	47,403
Net income	1,892	1,953
Cancellation of treasury shares	—	(2,191)
Funding of dividends declared from Additional paid-in capital	344	340
Dividends declared on Common Shares	(344)	(340)
Balance – end of period	50,197	47,165
Accumulated other comprehensive income (loss) (AOCI)
Balance – beginning of period	(10,185)	(1,074)
Other comprehensive income (loss)	1,290	(3,329)
Balance – end of period	(8,895)	(4,403)
Total shareholders’ equity	$52,987	$55,716
See accompanying notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended
	March 31
	2023	2022
(in millions of U.S. dollars)		As Adjusted
Cash flows from operating activities
Net income	$1,892	$1,953
Adjustments to reconcile net income to net cash flows from operating activities
Net realized (gains) losses	77	(23)
Market risk benefits (gains) losses	115	(49)
Amortization of premiums/discounts on fixed maturities	(14)	91
Amortization of purchased intangibles	72	71
Equity in net income of partially-owned entities	(340)	(363)
Deferred income taxes	9	91
Unpaid losses and loss expenses	(14)	923
Unearned premiums	591	492
Future policy benefits	136	21
Insurance and reinsurance balances payable	(9)	147
Accounts payable, accrued expenses, and other liabilities	(390)	(274)
Income taxes payable	128	128
Insurance and reinsurance balances receivable	(402)	(125)
Reinsurance recoverable	622	(444)
Deferred policy acquisition costs	(254)	(116)
Other	32	(79)
Net cash flows from operating activities	2,251	2,444
Cash flows from investing activities
Purchases of fixed maturities available for sale	(7,169)	(5,933)
Purchases of fixed maturities held to maturity	(88)	(143)
Purchases of equity securities	(135)	(380)
Sales of fixed maturities available for sale	3,854	1,838
Sales of equity securities	43	1,110
Maturities and redemptions of fixed maturities available for sale	1,541	3,003
Maturities and redemptions of fixed maturities held to maturity	472	398
Net change in short-term investments	1,256	(267)
Net derivative instruments settlements	(38)	74
Private equity contributions	(384)	(669)
Private equity distributions	273	207
Acquisition of subsidiaries	(23)	—
Payment for Huatai Group interest	—	(113)
Other	(172)	(120)
Net cash flows used for investing activities	(570)	(995)
Cash flows from financing activities
Dividends paid on Common Shares	(345)	(341)
Common Shares repurchased	(545)	(1,001)
Proceeds from issuance of repurchase agreements	1,308	146
Repayment of long-term debt	(475)	—
Repayment of repurchase agreements	(1,307)	(146)
Proceeds from share-based compensation plans	55	114
Policyholder contract deposits	95	106
Policyholder contract withdrawals	(101)	(88)
Tax withholding payments for share-based compensation plans	(76)	(81)
Other	(33)	(15)
Net cash flows used for financing activities	(1,424)	(1,306)
Effect of foreign currency rate changes on cash and restricted cash	(2)	(40)
Net increase in cash and restricted cash	255	103
Cash and restricted cash – beginning of period	2,127	1,811
Cash and restricted cash – end of period	$2,382	$1,914
Supplemental cash flow information
Taxes paid	$219	$132
Interest paid	$99	$85
See accompanying notes to the Consolidated Financial Statements

1. General and significant accounting policies

a) Basis of presentation
Chubb Limited is a holding company incorporated in Zurich, Switzerland. Chubb Limited, through its subsidiaries, provides a broad range of insurance and reinsurance products to insureds worldwide. Our results are reported through the following business segments: North America Commercial P&C Insurance, North America Personal P&C Insurance, North America Agricultural Insurance, Overseas General Insurance, Global Reinsurance, and Life Insurance. Refer to Note 18 for additional information.

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

The results of operations and cash flows for any interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2022 Form 10-K.

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

The following table provides a reconciliation of cash and restricted cash reported within the Consolidated balance sheets that total to the amounts shown in the Consolidated statements of cash flows:

	March 31	December 31
(in millions of U.S. dollars)	2023	2022
Cash	$2,288	$2,012
Restricted cash	94	115
Total cash and restricted cash shown in the Consolidated statements of cash flows	$2,382	$2,127

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

c) Accounting guidance adopted in 2023
Targeted Improvements to the Accounting for Long-Duration Contracts
Effective January 1, 2023, we adopted new guidance on the accounting for long-duration contracts (LDTI). The new accounting guidance requires more frequent updating of assumptions and a standardized discount rate for the future policy benefit liability, a requirement to use the fair value measurement model for policies with market risk benefits, simplified amortization of deferred acquisition costs, and enhanced disclosures.

With the exception of market risk benefits, we adopted this guidance on a modified retrospective basis. Under the modified retrospective basis, the liability for future policy benefits is updated to remove any amounts related to changes to the original discount rate at January 1, 2021 (the transition date) in AOCI and future cash flow assumptions are applied to contracts in force. The liability for future policy benefits prior to the transition date continues to use the original discount rate (interest accretion rate). The guidance for long-duration contracts applicable to market risk benefits, primarily assumed reinsurance programs involving minimum benefit guarantees under variable annuity contracts, was adopted on a retrospective transition approach. Under the retrospective transition approach, we calculated the fair value of market risk benefits which were previously accounted for under an insurance accounting model and recognized an adjustment to retained earnings as of January 1, 2021.

On January 1, 2021, we recognized a cumulative effect adjustment and increased beginning retained earnings by $52 million, and decreased AOCI by $1.8 billion. Results for the prior reporting periods in this report are presented in accordance with the new guidance. We also adopted the required disclosures in Note 6 Deferred acquisition costs, Note 9 Future policy benefits, Note 10 Policyholders’ account balances, Note 11 Market risk benefits, and Note 12 Separate accounts.

The impact of adoption of the new guidance on our historical financial statements is as follows:

	December 31, 2022
(in millions of U.S. dollars)	As Previously Reported	LDTI Adoption Adjustment	As Adjusted
Consolidated balance sheet
Reinsurance recoverable on losses and loss expenses	$18,901	(42)	$18,859
Reinsurance recoverable on policy benefits	303	(1)	302
Deferred policy acquisition costs	5,788	243	6,031
Value of business acquired	3,596	106	3,702
Prepaid reinsurance premiums	3,140	(4)	3,136
Investments in partially-owned insurance companies	2,877	(370)	2,507
Unpaid losses and loss expenses	76,323	(576)	75,747
Unearned premiums	20,360	(647)	19,713
Future policy benefits	10,120	356	10,476
Market risk benefits	—	800	800
Insurance and reinsurance balances payable	7,795	(15)	7,780
Deferred tax liabilities	292	85	377
Retained Earnings	48,334	(29)	48,305
Accumulated other comprehensive income (loss)	(10,193)	8	(10,185)

Excluded from the table above is the reclassification of separate accounts assets, separate account liabilities, and Policyholders' account balances as separate line items on the consolidated balance sheets. Separate accounts assets were previously classified in Other assets, and separate account liabilities and Policyholders' account balances were previously classified in Accounts payable, accrued expenses, and other liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended
	March 31, 2022
(in millions of U.S. dollars)	As Previously Reported	LDTI Adoption Adjustment	As Adjusted
Consolidated statement of operations and comprehensive income
Net premiums written	$9,199	$(10)	$9,189
Net premiums earned	8,746	(9)	8,737
Net realized gains (losses)	101	(78)	23
Market risk benefits gains (losses)	—	49	49
Losses and loss expenses	4,787	(223)	4,564
Policy benefits	145	228	373
Policy acquisition costs	1,737	(18)	1,719
Other (income) expense	(310)	(2)	(312)
Income tax expense	355	(2)	353
Net Income	1,974	(21)	1,953
Other comprehensive income
Change in current discount rate on future policy benefits	—	435	435
Change in instrument-specific credit risk on market risk benefits	—	23	23
Income tax benefit related to OCI items	812	(33)	779
Comprehensive income	(1,780)	404	(1,376)

	Three Months Ended
	March 31, 2022
(in millions of U.S. dollars)	As Previously Reported	LDTI Adoption Adjustment	As Adjusted
Consolidated statement of cash flows
Net cash flows from operating activities	$2,440	$4	$2,444
Net cash flows used for financing activities	(1,302)	(4)	(1,306)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents a reconciliation of the pre-adoption December 31, 2020, to the post adoption January 1, 2021, balance of future policy benefits:

	Life Insurance				Overseas General Insurance		Offsetting Equity Line Classification
(in millions of U.S. dollars)	Term Life	Whole Life	A&H	Other	A&H	Total
Future policy benefits
Balance – December 31, 2020(1)	$391	$2,578	$2,270	$72	$754	$6,065
Effect of change in current discount rate	63	1,189	299	17	19	1,587	AOCI
Balance – January 1, 2021	$454	$3,767	$2,569	$89	$773	$7,652
(1)     Includes future policy benefits previously included within Unpaid losses on the pre-adoption consolidated balance sheets, primarily certain international A&H business, and excludes deferred profit liability and certain guaranteed minimum death benefits reclassified to Market risk benefits on the post adoption period balance sheets.

The following table presents a reconciliation of the pre-adoption December 31, 2020, to the post adoption January 1, 2021, balance of market risk benefits:

(in millions of U.S. dollars)		Offsetting Equity Line Classification
Market risk benefits
Balance – December 31, 2020	$1,138
Cumulative effect of changes in instrument-specific credit risk between original contract issuance date and transition date (1)	84	AOCI
Other fair value adjustments	(59)	Retained Earnings
Balance – January 1, 2021	$1,163
(1)     Includes $77 million of instrument-specific credit risk allocated from retained earnings to AOCI.

Significant accounting policies
The following accounting policies have been updated to reflect the adoption of LDTI. Refer to Note 1 in the 2022 Form 10-K for a complete description of our accounting policies.

Deferred policy acquisition costs (DAC)
Policy acquisition costs on long-duration contracts are grouped by contract type and issue year into cohorts consistent with the grouping used in estimating the associated liability. Deferred policy acquisition costs are amortized on a constant level basis over the expected term of the related contracts to approximate straight-line amortization. The constant level basis used for amortization is the face amount in force and is projected using the same assumptions used in estimating the liability for future policy benefits. If those projected assumptions change in future periods, they will be reflected in the cohort level amortization basis at that time. Unexpected changes in the in-force portfolio, due to variances in mortality and lapse experience, are recognized over the contract term. Changes in future mortality and lapse assumptions are also recognized prospectively over the remaining expected contract term.

Future policy benefits
For traditional and limited-payment contracts, contracts are grouped into cohorts by contract type and issue year to determine a liability for future policy benefits. The future policy benefit liability (FPBL) is the present value of estimated future policy benefits to be paid to or on behalf of policyholders and certain related expenses less the present value of estimated future net premiums to be collected from policyholders, and is accrued as premium revenue is recognized. The valuation of this liability requires management to make estimates and assumptions regarding expenses, mortality, and persistency. Estimates are primarily based on historical experience. Actual results could differ materially from these estimates.

The liability is adjusted for differences between actual and expected experience. With the exception of the expense assumption, we review our future cash flow assumptions at least annually to determine if the net premium ratio (NPR), the mechanism used to record the liability as premium is earned, used to calculate the liability should be changed at that time. We have elected to use expense assumptions that are locked in at contract inception and are not subsequently reviewed or updated. Each quarter, we update the cash flows expected over the entire life of each cohort for actual historical experience and projected future cash

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

flows. These updated cash flows are used to calculate the revised NPR, which is used to derive an updated FPBL as of the beginning of the current reporting period, discounted at the original contract issuance discount rate. This amount is then compared to the carrying amount of the liability as of that same date, but before the updating of cash flow assumptions, to determine the current period change in FPBL. This current period change in the liability is the liability remeasurement gain or loss and is recorded in Policy benefits in the Consolidated statements of operations. In subsequent periods, the revised NPR is used to measure the FPBL until future revisions become required.

For traditional and limited-payment contracts, the discount rate assumption based on an upper-medium grade fixed-income instrument yield. An equivalent rate is derived based on A-credit-rated fixed-income instruments with similar duration to the liability. The discount rate assumption is updated quarterly and used to remeasure the liability at each reporting date, with the resulting change reflected in Other comprehensive income. For liability cash flows that are projected beyond the duration of market-observable A-credit-rated fixed-income instruments, we use the last market-observable yield level, as the basis for a linear interpolation to determine yield assumptions for durations that do not have market-observable yields.

Deferred profit liability
For limited-payment products, gross premiums received in excess of net premiums are deferred at initial recognition as a deferred profit liability (DPL) and recorded as a component of Future policy benefits in the Consolidated balance sheets. Net premiums are measured using actual cash flows and future cash flow assumptions consistent with those used in the measurement of the liability for future policy benefits and remeasured quarterly. The DPL is amortized in proportion to the discounted in-force policies. Interest is accreted on the balance of the DPL using the discount rate consistent with the interest accretion on the FPBL. The recalculated DPL, including adjusted amortization through the current period, is compared to the current carrying amount and the difference is recognized as an adjustment to Policy benefits in the Consolidated statements of operations as a remeasurement gain or loss.

Market risk benefits
Chubb reinsures various death and living benefit guarantees associated with variable annuities issued primarily in the United States, which are referred to as market risk benefits. These reinsurance contracts provide both protection to the ceding entity from other-than-nominal capital market risk and expose us to other-than-nominal capital market risk.

Market risk benefits are measured at fair value using a valuation model based on current net exposures, market data, our experience, and other factors. Changes in fair value are recognized in Market risk benefits gains (losses) in the Consolidated statements of operations, except the change in fair value due to a change in the instrument-specific credit risk, which is recognized in other comprehensive income. Refer to Note 11 for additional information.

2. Acquisitions

Cigna’s Accident and Health (A&H) and Life Insurance Business in Asian Markets

On July 1, 2022, we completed the acquisition of the life and non-life insurance companies that house the personal accident, supplemental health, and life insurance business of Cigna in several Asian markets. Chubb paid approximately $5.4 billion in cash for the operations, which include Cigna's accident and health (A&H) and life business in Korea, Taiwan, New Zealand, Thailand, Hong Kong, and Indonesia, collectively referred to as Cigna's business in Asia. This complementary strategic acquisition expands our presence and advances our long-term growth opportunity in Asia. Effective July 1, 2022, the results of operations of this acquired business are reported primarily in our Life Insurance segment and, to a lesser extent, our Overseas General Insurance segment. Refer to the 2022 Form 10-K for additional information on this acquisition.

The acquisition of Cigna's business in Asia generated $1,177 million of goodwill, attributable to expected growth and profitability, and $309 million of other intangible assets. None of the goodwill is expected to be deductible for income tax purposes. Additionally, the acquisition of Cigna's business in Asia generated $3,633 million of value of business acquired (VOBA). Chubb financed the transaction through a combination of available cash and $2.0 billion in repurchase agreements that expired at the end of 2022.

The following table summarizes Chubb's best estimate of fair value of the assets acquired and liabilities assumed at July 1, 2022. These estimates remain preliminary and are subject to adjustment. While they are not expected to be materially different than those shown, any material adjustments to the estimates will be reflected, retroactively, as of the date of the acquisition as a measurement period adjustment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Preliminary estimate of assets acquired and liabilities assumed from Cigna's business in Asia	July 1
(in millions of U.S. dollars)	2022
Assets
Investments and Cash	$5,274
Accrued investment income	33
Insurance and reinsurance balances receivable	52
Reinsurance recoverable on losses and loss expenses	3
Reinsurance recoverable on future policy benefits	85
Value of business acquired	3,633
Goodwill and intangible assets	1,486
Other assets	648
Total assets	$11,214
Liabilities
Unpaid losses and loss expenses	$12
Unearned premiums	60
Future policy benefits	3,856
Insurance and reinsurance balances payable	115
Accounts payable, accrued expenses, and other liabilities	926
Deferred tax liabilities	886
Total liabilities	$5,855

Net acquired assets, including goodwill	5,359
Total	$11,214

Direct costs related to the acquisition were expensed as incurred. Cigna integration expenses were $22 million for the three months ended March 31, 2023, and include one-time costs that are directly attributable to third-party consulting fees, employee-related retention costs, and other professional and legal fees related to the acquisition.

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

Three Months Ended
Pro forma:	March 31
(in millions of U.S. dollars)	2022
Net premiums earned	$9,512
Total revenues	$10,417
Net income	$2,059

Huatai Group

Chubb maintains a direct investment in Huatai Insurance Group Co., Ltd. (Huatai Group). Huatai Group is the parent company of, and owns 100 percent of, Huatai Property & Casualty Insurance Co., Ltd. (Huatai P&C), 80 percent of Huatai Life Insurance Co., Ltd. (Huatai Life), and 82 percent of Huatai Asset Management Co., Ltd. (collectively, Huatai). Chubb also holds a direct 20 percent interest in Huatai Life. Huatai Group's insurance operations have more than 700 branches and approximately 19 million customers in China.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

On January 4, 2023, we completed transactions that increased our ownership interest in Huatai Group from 47.3 percent to approximately 64.2 percent. At March 31, 2023, we have agreements in place to acquire approximately 22 percent of incremental ownership interests, pending completion of certain closing conditions. Of those incremental ownership interests, approximately 3 percent also require regulatory approval. We have paid deposits of $567 million for the approximately 22 percent of ownership interests and, at March 31, 2023, the remaining aggregate purchase price to be paid upon closing is approximately $0.8 billion, based on current exchange rates. Chubb applies the equity method of accounting to its investment in Huatai Group by recording its share of net income or loss in Other (income) expense in the Consolidated statements of operations. Refer to Note 2 to the Consolidated Financial Statements in our 2022 Form 10-K for additional information.

3. Investments

a) Fixed maturities

March 31, 2023	Amortized Cost	Valuation Allowance	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
(in millions of U.S. dollars)
Available for sale
U.S. Treasury / Agency	$2,798	$—	$8	$(127)	$2,679
Non-U.S.	28,860	(60)	263	(1,671)	27,392
Corporate and asset-backed securities	41,316	(106)	104	(2,854)	38,460
Mortgage-backed securities	17,863	(2)	11	(1,770)	16,102
Municipal	3,872	—	12	(153)	3,731
	$94,709	$(168)	$398	$(6,575)	$88,364

	Amortized Cost	Valuation Allowance	Net Carrying Value	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value

Held to maturity
U.S. Treasury / Agency	$1,371	$—	$1,371	$4	$(35)	$1,340
Non-U.S.	1,110	(4)	1,106	—	(70)	1,036
Corporate and asset-backed securities	1,699	(28)	1,671	2	(97)	1,576
Mortgage-backed securities	1,373	(1)	1,372	—	(90)	1,282
Municipal	2,905	—	2,905	2	(32)	2,875
	$8,458	$(33)	$8,425	$8	$(324)	$8,109

December 31, 2022	Amortized Cost	Valuation Allowance	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
(in millions of U.S. dollars)
Available for sale
U.S. Treasury / Agency	$2,792	$—	$5	$(171)	$2,626
Non-U.S.	28,064	(59)	108	(2,205)	25,908
Corporate and asset-backed securities	40,547	(107)	49	(3,534)	36,955
Mortgage-backed securities	17,871	(3)	4	(2,021)	15,851
Municipal	4,081	—	8	(209)	3,880
	$93,355	$(169)	$174	$(8,140)	$85,220

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	Amortized Cost	Valuation Allowance	Net Carrying Value	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value

Held to maturity
U.S. Treasury / Agency	$1,417	$—	$1,417	$1	$(48)	$1,370
Non-U.S.	1,140	(4)	1,136	—	(82)	1,054
Corporate and asset-backed securities	1,733	(28)	1,705	1	(126)	1,580
Mortgage-backed securities	1,456	(1)	1,455	—	(104)	1,351
Municipal	3,136	(1)	3,135	1	(52)	3,084
	$8,882	$(34)	$8,848	$3	$(412)	$8,439

The following table presents the amortized cost of our held to maturity securities according to S&P rating:

	March 31, 2023		December 31, 2022
(in millions of U.S. dollars, except for percentages)	Amortized cost	% of Total	Amortized cost	% of Total
AAA	$1,505	18%	$1,612	18%
AA	4,760	56%	5,023	57%
A	1,594	19%	1,634	18%
BBB	579	7%	593	7%
BB	20	—%	20	—%
Total	$8,458	100%	$8,882	100%

The following table presents fixed maturities by contractual maturity:

	March 31, 2023		December 31, 2022
(in millions of U.S. dollars)	Net Carrying Value	Fair Value	Net Carrying Value	Fair Value
Available for sale
Due in 1 year or less	$3,020	$3,020	$2,962	$2,962
Due after 1 year through 5 years	26,248	26,248	24,791	24,791
Due after 5 years through 10 years	27,608	27,608	26,679	26,679
Due after 10 years	15,386	15,386	14,937	14,937
	72,262	72,262	69,369	69,369
Mortgage-backed securities	16,102	16,102	15,851	15,851
	$88,364	$88,364	$85,220	$85,220
Held to maturity
Due in 1 year or less	$1,048	$1,035	$1,015	$1,003
Due after 1 year through 5 years	3,409	3,313	3,658	3,531
Due after 5 years through 10 years	1,385	1,361	1,460	1,423
Due after 10 years	1,211	1,118	1,260	1,131
	7,053	6,827	7,393	7,088
Mortgage-backed securities	1,372	1,282	1,455	1,351
	$8,425	$8,109	$8,848	$8,439

Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

b) Gross unrealized loss
Fixed maturities in an unrealized loss position at March 31, 2023, and December 31, 2022, comprised both investment grade and below investment grade securities for which fair value declined, principally due to rising interest rates since the date of purchase. Refer to Note 1 e) in the 2022 Form 10-K for further information on factors considered in the evaluation of expected credit losses.

The following tables present, for available for sale (AFS) fixed maturities in an unrealized loss position (including securities on loan) that are not deemed to have expected credit losses, the aggregate fair value and gross unrealized loss by length of time the security has been in an unrealized loss position:

	0 – 12 Months		Over 12 Months		Total
March 31, 2023	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. Treasury / Agency	$1,564	$(39)	$912	$(88)	$2,476	$(127)
Non-U.S.	7,195	(243)	11,689	(1,004)	18,884	(1,247)
Corporate and asset-backed securities	13,577	(507)	15,222	(1,356)	28,799	(1,863)
Mortgage-backed securities	4,769	(205)	10,427	(1,528)	15,196	(1,733)
Municipal	2,172	(30)	735	(123)	2,907	(153)
Total AFS fixed maturities	$29,277	$(1,024)	$38,985	$(4,099)	$68,262	$(5,123)

	0 – 12 Months		Over 12 Months		Total
December 31, 2022	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. Treasury / Agency	$2,152	$(125)	$386	$(46)	$2,538	$(171)
Non-U.S.	15,538	(1,012)	5,490	(704)	21,028	(1,716)
Corporate and asset-backed securities	25,687	(1,793)	4,190	(552)	29,877	(2,345)
Mortgage-backed securities	10,561	(1,033)	4,770	(941)	15,331	(1,974)
Municipal	3,251	(152)	155	(48)	3,406	(200)
Total AFS fixed maturities	$57,189	$(4,115)	$14,991	$(2,291)	$72,180	$(6,406)

At March 31, 2023, the tax benefit on certain unrealized losses in our investment portfolio was reduced by a valuation allowance of $646 million necessary due to limitations on the utilization of these losses. As part of evaluating whether it was more likely than not that we could realize these losses, we considered realized gains, carryback capacity and available tax planning strategies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents a roll-forward of valuation allowance for expected credit losses on fixed maturities:

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2023	2022
Available for sale
Valuation allowance for expected credit losses - beginning of period	$169	$14
Provision for expected credit loss	59	17
Write-offs charged against the expected credit loss	(2)	—
Recovery of expected credit loss	(58)	(4)
Valuation allowance for expected credit losses - end of period	$168	$27
Held to maturity
Valuation allowance for expected credit losses - beginning of period	$34	$35
Recovery of expected credit loss	(1)	(1)
Valuation allowance for expected credit losses - end of period	$33	$34

c) Net realized gains (losses)

The following table presents the components of Net realized gains (losses):

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2023	2022
Fixed maturities:
Gross realized gains	$2	$39
Gross realized losses	(159)	(127)
Net (provision for) recovery of expected credit losses	2	(12)
Impairment (1)	(25)	(36)
Total fixed maturities	(180)	(136)
Equity securities	11	56
Other investments	15	55
Foreign exchange	131	74
Investment and embedded derivative instruments	(46)	47
Other derivative instruments	(1)	1
Other	(7)	(74)
Net realized gains (losses) (pre-tax)	$(77)	$23
(1)Relates to certain securities we intended to sell and securities written to market entering default.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Realized gains and losses from Equity securities and Other investments from the table above include sales of securities and unrealized gains and losses from fair value changes as follows:

				Three Months Ended
				March 31
	2023			2022
(in millions of U.S. dollars)	Equity Securities	Other Investments	Total	Equity Securities	Other Investments	Total
Net gains (losses) recognized during the period	$11	$15	$26	$56	$55	$111
Less: Net gains (losses) recognized from sales of securities	(5)	—	(5)	255	—	255
Unrealized gains (losses) recognized for securities still held at reporting date	$16	$15	$31	$(199)	$55	$(144)
d) Alternative investments
Alternative investments include partially-owned investment companies, investment funds, and limited partnerships measured at fair value using net asset value (NAV) as a practical expedient. The following table presents, by investment category, the expected liquidation period, fair value, and maximum future funding commitments of alternative investments:

	Expected Liquidation Period of Underlying Assets	March 31, 2023		December 31, 2022
(in millions of U.S. dollars)		Fair Value	Maximum Future Funding Commitments	Fair Value	Maximum Future Funding Commitments
Financial	2 to 10 Years	$1,146	$472	$1,074	$505
Real assets	2 to 13 Years	2,114	640	2,166	681
Distressed	2 to 8 Years	1,096	659	1,048	755
Private credit	3 to 8 Years	216	322	215	429
Traditional	2 to 14 Years	7,800	4,654	7,424	5,025
Vintage	1 to 2 Years	56	—	55	—
Investment funds	Not Applicable	377	—	373	—
		$12,805	$6,747	$12,355	$7,395

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

e) Restricted assets
Chubb is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutory regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. Chubb is also required to restrict assets pledged under repurchase agreements, which represent Chubb's agreement to sell securities and repurchase them at a future date for a predetermined price. We use trust funds in certain large reinsurance transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit (LOC) requirements. We have investments in segregated portfolios primarily to provide collateral or guarantees for LOC and derivative transactions. Included in restricted assets at March 31, 2023 and December 31, 2022 are investments, primarily fixed maturities, totaling $16,021 million and $15,721 million, respectively, and cash of $94 million and $115 million, respectively.
The following table presents the components of restricted assets:

	March 31	December 31
(in millions of U.S. dollars)	2023	2022
Trust funds	$8,263	$8,120
Deposits with U.S. regulatory authorities	2,350	2,345
Deposits with non-U.S. regulatory authorities	3,094	2,959
Assets pledged under repurchase agreements	1,503	1,527
Other pledged assets	905	885
Total	$16,115	$15,836

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

Other derivative instruments
We maintain positions in exchange-traded equity futures contracts designed to limit exposure to a severe equity market decline, which would cause an increase in expected claims and, therefore, an increase in market risk benefits (MRB) reserves and our MRB reinsurance business. Our positions in exchange-traded equity futures contracts are classified within Level 1. The fair value of the majority of the remaining positions in other derivative instruments is based on significant observable inputs including equity security and interest rate indices. Accordingly, these are classified within Level 2. Other derivative instruments based on unobservable inputs are classified within Level 3. Other derivative instruments are recorded in either Other assets or Accounts payable, accrued expenses, and other liabilities in the Consolidated balance sheets.

Separate account assets
Separate account assets represent segregated funds where investment risks are borne by the customers, except to the extent of certain guarantees made by Chubb. Separate account assets principally comprise mutual funds classified within Level 1 in the valuation hierarchy on the same basis as other equity securities traded in active markets. Separate account assets also include fixed maturities classified within Level 2 because the most significant inputs used in the pricing techniques are observable. Excluded from the valuation hierarchy are the corresponding liabilities as they are reported at contract value and not fair value in the Consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Financial instruments measured at fair value on a recurring basis, by valuation hierarchy

March 31, 2023	Level 1	Level 2	Level 3	Total
(in millions of U.S. dollars)
Assets:
Fixed maturities available for sale
U.S. Treasury / Agency	$2,119	$560	$—	$2,679
Non-U.S.	—	26,831	561	27,392
Corporate and asset-backed securities	—	35,916	2,544	38,460
Mortgage-backed securities	—	16,092	10	16,102
Municipal	—	3,731	—	3,731
	2,119	83,130	3,115	88,364
Equity securities	854	—	88	942
Short-term investments	1,856	1,830	7	3,693
Other investments (1)	559	423	—	982
Securities lending collateral	—	1,582	—	1,582
Investment derivatives	59	—	—	59
Derivatives designated as hedging instruments	—	8	—	8
Other derivative instruments	5	—	—	5
Separate account assets	5,198	102	—	5,300
Total assets measured at fair value (1)	$10,650	$87,075	$3,210	$100,935
Liabilities:
Investment derivatives	$158	$—	$—	$158
Derivatives designated as hedging instruments	—	82	—	82
Other derivative instruments	45	2	—	47
Market risk benefits (2)	—	—	830	830
Total liabilities measured at fair value	$203	$84	$830	$1,117
(1)Excluded from the table above are partially-owned investments, investment funds, and limited partnerships of $12,805 million, policy loans of $358 million, and other investments of $47 million at March 31, 2023, measured using NAV as a practical expedient.
(2)Refer to Note 11 for additional information on Market risk benefits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

December 31, 2022	Level 1	Level 2	Level 3	Total
(in millions of U.S. dollars)
Assets:
Fixed maturities available for sale
U.S. Treasury / Agency	$2,100	$526	$—	$2,626
Non-U.S.	—	25,344	564	25,908
Corporate and asset-backed securities	—	34,506	2,449	36,955
Mortgage-backed securities	—	15,840	11	15,851
Municipal	—	3,880	—	3,880
	2,100	80,096	3,024	85,220
Equity securities	737	—	90	827
Short-term investments	3,108	1,849	3	4,960
Other investments (1)	552	399	—	951
Securities lending collateral	—	1,523	—	1,523
Investment derivative instruments	82	—	—	82
Derivatives designated as hedging instruments	—	17	—	17
Other derivative instruments	33	—	—	33
Separate account assets	5,101	89	—	5,190
Total assets measured at fair value (1)	$11,713	$83,973	$3,117	$98,803
Liabilities:
Investment derivatives	$139	$—	$—	$139
Derivatives designated as hedging instruments	—	53	—	53
Market risk benefits (2)	—	—	800	800
Total liabilities measured at fair value	$139	$53	$800	$992
(1)Excluded from the table above are partially-owned investments, investment funds, and limited partnerships of $12,355 million, policy loans of $343 million and other investments of $47 million at December 31, 2022, measured using NAV as a practical expedient.
(2)Refer to Note 11 for additional information on Market risk benefits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Level 3 financial instruments

The following tables present a reconciliation of the beginning and ending balances of financial instruments measured at fair value using significant unobservable inputs (Level 3):

	Assets
Three Months Ended March 31, 2023 (in millions of U.S. dollars)	Available-for-Sale Debt Securities			Equity securities	Short-term investments
	Non-U.S.	Corporate and asset- backed securities	Mortgage-backed securities

Balance, beginning of period	$564	$2,449	$11	$90	$3
Transfers out of Level 3	—	(11)	—	—	—
Change in Net Unrealized Gains/Losses in OCI	(4)	(2)	—	—	(1)
Net Realized Gains/Losses	—	2	—	(4)	—
Purchases	43	205	—	7	5
Sales	(31)	(20)	—	(5)	—
Settlements	(11)	(79)	(1)	—	—
Balance, end of period	$561	$2,544	$10	$88	$7
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet date	$—	$4	$—	$(3)	$—
Change in Net Unrealized Gains/Losses included in OCI at the Balance Sheet date	$(6)	$(5)	$—	$—	$(1)

	Assets
Three Months Ended March 31, 2022 (in millions of U.S. dollars)	Available-for-Sale Debt Securities			Equity securities	Short-term investments
	Non-U.S.	Corporate and asset- backed securities	Mortgage-backed securities

Balance, beginning of period	$633	$2,049	$26	$77	$7
Transfers into Level 3	18	29	—	1	—
Transfers out of Level 3	(23)	(50)	(5)	—	—
Change in Net Unrealized Gains/Losses in OCI	(13)	(22)	—	—	—
Net Realized Gains/Losses	(2)	—	—	4	—
Purchases	43	315	—	3	2
Sales	(6)	(27)	—	(3)	—
Settlements	(32)	(65)	(1)	—	(5)
Balance, end of period	$618	$2,229	$20	$82	$4
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet date	$(2)	$—	$—	$4	$—
Change in Net Unrealized Gains/Losses included in OCI at the Balance Sheet date	$(13)	$(22)	$—	$—	$—

Excluded from the tables above is the reconciliation of Market risk benefits, which are presented in Note 11 Market risk benefits. Refer to Note 11 for additional information.

b) Financial instruments disclosed, but not measured, at fair value
Chubb uses various financial instruments in the normal course of its business. Our insurance contracts are excluded from fair value of financial instruments accounting guidance, and therefore, are not included in the amounts discussed below.

The carrying values of cash, other assets, other liabilities, and other financial instruments not included below approximated their fair values. Refer to the 2022 Form 10-K for information on the fair value methods and assumptions for investments in partially-owned insurance companies, short-term and long-term debt, repurchase agreements, and trust-preferred securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following tables present fair value, by valuation hierarchy, and carrying value of the financial instruments not measured at fair value:

March 31, 2023	Fair Value				Net Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities held to maturity
U.S. Treasury / Agency	$1,267	$73	$—	$1,340	$1,371
Non-U.S.	—	1,036	—	1,036	1,106
Corporate and asset-backed securities	—	1,576	—	1,576	1,671
Mortgage-backed securities	—	1,282	—	1,282	1,372
Municipal	—	2,875	—	2,875	2,905
Total assets	$1,267	$6,842	$—	$8,109	$8,425
Liabilities:
Repurchase agreements	$—	$1,420	$—	$1,420	$1,420
Long-term debt	—	12,892	—	12,892	14,375
Trust preferred securities	—	368	—	368	308
Total liabilities	$—	$14,680	$—	$14,680	$16,103

December 31, 2022	Fair Value				Net Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities held to maturity
U.S. Treasury / Agency	$1,299	$71	$—	$1,370	$1,417
Non-U.S.	—	1,054	—	1,054	1,136
Corporate and asset-backed securities	—	1,580	—	1,580	1,705
Mortgage-backed securities	—	1,351	—	1,351	1,455
Municipal	—	3,084	—	3,084	3,135
Total assets	$1,299	$7,140	$—	$8,439	$8,848
Liabilities:
Repurchase agreements	$—	$1,419	$—	$1,419	$1,419
Short-term debt	—	473	—	473	475
Long-term debt	—	12,495	—	12,495	14,402
Trust preferred securities	—	383	—	383	308
Total liabilities	$—	$14,770	$—	$14,770	$16,604

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

5. Reinsurance

Reinsurance recoverable on ceded reinsurance

	March 31, 2023		December 31, 2022
(in millions of U.S. dollars)	Net Reinsurance Recoverable (1)	Valuation allowance	Net Reinsurance Recoverable (1)	Valuation allowance
Reinsurance recoverable on unpaid losses and loss expenses	$16,520	$294	$17,086	$289
Reinsurance recoverable on paid losses and loss expenses	1,621	57	1,773	62
Reinsurance recoverable on losses and loss expenses	$18,141	$351	$18,859	$351
Reinsurance recoverable on policy benefits	$279	$1	$302	$4
(1)Net of valuation allowance for uncollectible reinsurance.

The decrease in reinsurance recoverable on losses and loss expenses was primarily due to a seasonal decrease in crop recoverables, and collections.
The following table presents a roll-forward of valuation allowance for uncollectible reinsurance related to Reinsurance recoverable on loss and loss expenses:

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2023	2022
Valuation allowance for uncollectible reinsurance - beginning of period	$351	$329
Provision for uncollectible reinsurance	5	3
Write-offs charged against the valuation allowance	(5)	(4)
Foreign exchange revaluation	—	1
Valuation allowance for uncollectible reinsurance - end of period	$351	$329
For additional information, refer to Note 1 d) to the Consolidated Financial Statements of our 2022 Form 10-K.

6. Deferred acquisition costs
Deferred acquisition costs comprise capitalized costs on short-duration contracts of $3,010 million and $2,808 million and long-duration contracts of $3,286 million and $2,974 million at March 31, 2023, and March 31, 2022, respectively. The assumptions used to amortize DAC were consistent with the assumptions used to estimate the liability for future policy benefits for nonparticipating traditional and limited-payment contracts.

The following tables present a roll-forward of deferred acquisitions costs on long-duration contracts included in the Life Insurance segment:

	Three Months ended March 31, 2023
(in millions of U.S. dollars)	Term Life	Universal Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$320	$776	$395	$902	$121	$2,514
Capitalizations	36	25	24	126	3	214
Amortization expense	(24)	(19)	(5)	(30)	(5)	(83)
Other (including foreign exchange)	5	1	(1)	(7)	—	(2)
Balance - end of period	$337	$783	$413	$991	$119	$2,643
Overseas General Insurance segment excluded from table						643
Total deferred acquisition costs on long-duration contracts						$3,286

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	Three Months ended March 31, 2022
(in millions of U.S. dollars)	Term Life	Universal Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$246	$771	$334	$745	$108	$2,204
Capitalizations	34	29	10	24	20	117
Amortization expense	(16)	(18)	(5)	(25)	(5)	(69)
Other (including foreign exchange)	5	(8)	(2)	—	(3)	(8)
Balance - end of period	$269	$774	$337	$744	$120	$2,244
Overseas General Insurance segment excluded from table						730
Total deferred acquisition costs on long-duration contracts						$2,974

7. Goodwill and Value of business acquired

Goodwill
The following table presents a roll-forward of Goodwill by segment:

(in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Chubb Consolidated
Balance at December 31, 2022	$6,945	$2,230	$134	$4,605	$371	$1,943	$16,228
Foreign exchange revaluation and other	(9)	(3)	—	(3)	—	(38)	(53)
Balance at March 31, 2023	$6,936	$2,227	$134	$4,602	$371	$1,905	$16,175

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

The following table presents a roll-forward of VOBA:

Three Months Ended
March 31
(in millions of U.S. dollars)	2023
Balance, beginning of period	$3,702
Amortization of VOBA (1)	(83)
Foreign exchange revaluation and other	(16)
Balance, end of period	$3,603
(1)Recognized in Policy acquisition costs in the Consolidated statements of operations.

During the three months ended March 31, 2023, amortization of VOBA associated with the acquisition of Cigna’s business in Asia was $78 million pre-tax.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

8. Unpaid losses and loss expenses

The following table presents a reconciliation of beginning and ending Unpaid losses and loss expenses:

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2023	2022
Gross unpaid losses and loss expenses – beginning of period	$75,747	$72,330
Reinsurance recoverable on unpaid losses – beginning of period (1)	(17,086)	(16,132)
Net unpaid losses and loss expenses – beginning of period	58,661	56,198
Net losses and loss expenses incurred in respect of losses occurring in:
Current year	5,336	4,963
Prior years (2)	(188)	(399)
Total	5,148	4,564
Net losses and loss expenses paid in respect of losses occurring in:
Current year	805	593
Prior years	3,911	3,569
Total	4,716	4,162
Foreign currency revaluation and other	(196)	3
Net unpaid losses and loss expenses – end of period	58,897	56,603
Reinsurance recoverable on unpaid losses (1)	16,520	16,593
Gross unpaid losses and loss expenses – end of period	$75,417	$73,196
(1)    Net of valuation allowance for uncollectible reinsurance.
(2)    Relates to prior period loss reserve development only and excludes prior period development related to reinstatement premiums, expense adjustments, earned premiums, and development on international A&H lines totaling $(8) million and $159 million for the three months ended March 31, 2023 and 2022, respectively.

Gross unpaid losses and loss expenses decreased $330 million for the three months ended March 31, 2023, principally reflecting underlying exposure growth that was more than offset by the favorable impact of foreign currency movement, a large payment related to the Boy Scouts of America agreement, and a non-recurring transaction in the quarter. In addition, there was an increase in net unpaid losses and loss expenses of $236 million reflecting the factors noted above as well as higher collections in the quarter.

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
The following table summarizes (favorable) and adverse PPD by segment:

	Three Months Ended March 31
(in millions of U.S. dollars)	Long-tail	Short-tail	Total
2023
North America Commercial P&C Insurance	$9	$(81)	$(72)
North America Personal P&C Insurance	—	17	17
North America Agricultural Insurance	—	—	—
Overseas General Insurance	—	(143)	(143)
Global Reinsurance	—	(8)	(8)
Corporate	10	—	10
Total	$19	$(215)	$(196)
2022
North America Commercial P&C Insurance	$(20)	$(88)	$(108)
North America Personal P&C Insurance	—	(51)	(51)
North America Agricultural Insurance	—	(26)	(26)
Overseas General Insurance	—	(60)	(60)
Global Reinsurance	—	(3)	(3)
Corporate	8	—	8
Total	$(12)	$(228)	$(240)
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
North America Commercial P&C Insurance. Net favorable development for the three months ended March 31, 2023, was $72 million favorable with $81 million favorable in short-tail lines and $9 million adverse in long-tail lines. The short tail development was primarily in surety and A&H, partially offset by adverse development in property and marine due to the net impact of positive development from Hurricane Ian and negative development from Winter Storm Elliott. The long tail development was the net of favorable developments in specialty casualty and workers comp due to lower than expected paid and reported loss activity offset by adverse development in general liability and certain financial lines due to higher than expected development.
Net favorable development for the three months ended March 31, 2022, included favorable development in A&H lines of $76 million, which experienced lower than expected loss emergence. The favorable development was partially offset by adverse development in commercial umbrella and excess portfolios of $60 million driven by higher than expected loss emergence.
North America Personal P&C Insurance. Net adverse development for the three months ended March 31, 2023, was $17 million with no individually significant movements. Net favorable development for the three months ended March 31, 2022, included favorable development in the homeowners line of business from a reserve release due to lower than expected paid and reported loss activity attributable to the indirect effects of COVID related economic slowdown.
Overseas General Insurance. Net favorable development for the three months ended March 31, 2023, included $85 million in property lines, driven by favorable catastrophe development of $43 million, and non-catastrophe loss emergence in Continental Europe and the U.K.
Net favorable development for the three months ended March 31, 2022, included favorable development in property and A&H lines of business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Molestation claims
In the first quarter of 2023, the District Court issued an order approving the Boy Scouts of America (BSA) bankruptcy plan in full. There are no changes to the terms of the agreement which are consistent with the 2022 10-K disclosure. We paid $800 million per the agreement, with $300 million paid in 2022, $200 million paid during the first quarter of 2023, and the remaining $300 million paid in April 2023. Refer to the 2022 10-K for additional information on molestation claims.

9. Future policy benefits

The following tables present a roll-forward of the liability for future policy benefits included in the Life Insurance segment:

Present Value of Expected Net Premiums	Three Months Ended March 31, 2023
(in millions of U.S. dollars)	Term Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$818	$1,546	$10,618	$42	$13,024
Beginning balance at original discount rate	879	1,600	11,163	43	13,685
Effect of changes in cash flow assumptions	17	(1)	(786)	1	(769)
Effect of actual variances from expected experience	(3)	(9)	(29)	—	(41)
Adjusted beginning of period balance	893	1,590	10,348	44	12,875
Issuances	36	50	312	1	399
Interest accrual	29	15	126	—	170
Net premiums collected (1)	(44)	(60)	(349)	(6)	(459)
Derecognition (lapses)	(2)	1	(54)	(1)	(56)
Other (including foreign exchange)	—	(1)	32	1	32
Ending balance at original discount rate	912	1,595	10,415	39	12,961
Effect of changes in discount rate assumptions	(62)	(40)	(206)	(3)	(311)
Balance – end of period	$850	$1,555	$10,209	$36	$12,650
(1)Net premiums collected represent the portion of gross premiums collected from policyholders that is used to fund expected benefit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Present Value of Expected Future Policy Benefits	Three Months Ended March 31, 2023
(in millions of U.S. dollars)	Term Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$1,429	$4,781	$15,457	$253	$21,920
Beginning balance at original discount rate	1,556	4,973	16,259	264	23,052
Effect of changes in cash flow assumptions	20	(1)	(798)	2	(777)
Effect of actual variances from expected experience	(1)	(7)	(26)	1	(33)
Adjusted beginning of period balance	1,575	4,965	15,435	267	22,242
Issuances	36	49	309	1	395
Interest accrual	32	48	160	2	242
Benefits payments	(46)	(59)	(368)	(3)	(476)
Derecognition (lapses)	(2)	1	(56)	(1)	(58)
Other (including foreign exchange)	(70)	(292)	448	(24)	62
Ending balance at original discount rate	1,525	4,712	15,928	242	22,407
Effect of changes in discount rate assumptions	(135)	(98)	(388)	(4)	(625)
Balance – end of period	$1,390	$4,614	$15,540	$238	$21,782

	March 31, 2023
Liability for Future Policy Benefits	Life Insurance				Overseas General Insurance	Chubb Consolidated
(in millions of U.S. dollars)	Term Life	Whole Life	A&H	Other	A&H	Total
Net liability for future policy benefits	$540	$3,059	$5,331	$202	$713	$9,845
Deferred profit liability	209	555	160	13	—	937
Net liability for future policy benefits, per consolidated balance sheet	749	3,614	5,491	215	713	10,782
Less: Reinsurance recoverable on future policy benefits	143	30	82	—	24	279
Net liability for future policy benefits, after reinsurance recoverable	$606	$3,584	$5,409	$215	$689	$10,503
Weighted average duration (years)	8.0	21.2	10.3	14.5	5.0	13.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Present Value of Expected Net Premiums	Three Months Ended March 31, 2022
(in millions of U.S. dollars)	Term Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$422	$1,341	$2,520	$30	$4,313
Beginning balance at original discount rate	397	1,243	2,323	28	3,991
Effect of changes in cash flow assumptions	—	(2)	—	—	(2)
Effect of actuarial variances from expected experience	(9)	(8)	(37)	—	(54)
Adjusted beginning of period balance	388	1,233	2,286	28	3,935
Issuances	41	38	33	1	113
Interest accrual	25	11	37	—	73
Net premiums collected (1)	(27)	(41)	(64)	(3)	(135)
Other (including foreign exchange)	(2)	(6)	—	—	(8)
Ending balance at original discount rate	425	1,235	2,292	26	3,978
Effect of changes in discount rate assumptions	6	46	94	1	147
Balance – end of period	$431	$1,281	$2,386	$27	$4,125
(1)Net premiums collected represent the portion of gross premiums collected from policyholders that is used to fund expected benefit.

Present Value of Expected Future Policy Benefits	Three Months Ended March 31, 2022
(in millions of U.S. dollars)	Term Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$921	$4,785	$4,939	$130	$10,775
Beginning balance at original discount rate	858	3,833	4,589	122	9,402
Effect of changes in cash flow assumptions	(5)	(2)	—	11	4
Effect of actuarial variances from expected experience	(9)	(7)	(38)	—	(54)
Adjusted beginning of period balance	844	3,824	4,551	133	9,352
Issuances	42	38	34	—	114
Interest accrual	27	37	51	1	116
Benefits payments	(21)	(46)	(83)	—	(150)
Other (including foreign exchange)	(9)	(27)	(6)	—	(42)
Ending balance at original discount rate	883	3,826	4,547	134	9,390
Effect of changes in discount rate assumptions	7	568	162	4	741
Balance – end of period	$890	$4,394	$4,709	$138	$10,131

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	March 31, 2022
Liability for Future Policy Benefits	Life Insurance				Overseas General Insurance	Chubb Consolidated
(in millions of U.S. dollars, except for years)	Term Life	Whole Life	A&H	Other	A&H	Total
Net liability for future policy benefits	$459	$3,113	$2,323	$111	$772	$6,778
Deferred profit liability	152	401	98	8	—	659
Net liability for future policy benefits, per consolidated balance sheet	611	3,514	2,421	119	772	7,437
Less: Reinsurance recoverable on future policy benefits	115	33	61	—	33	242
Net liability for future policy benefits, after reinsurance recoverable	$496	$3,481	$2,360	$119	$739	$7,195
Weighted average duration (years)	8.3	20.1	10.4	30.0	5.3	14.2

The following table presents the amount of undiscounted expected gross premiums and expected future policy benefit payments included in the Life Insurance segment:

	March 31	March 31
(in millions of U.S. dollars)	2023	2022
Term Life
Undiscounted expected future benefit payments	$2,352	$1,309
Undiscounted expected future gross premiums	2,673	1,437
Discounted expected future benefit payments	1,390	890
Discounted expected future gross premiums	1,787	1,122
Whole Life
Undiscounted expected future benefit payments	14,656	9,870
Undiscounted expected future gross premiums	5,375	3,531
Discounted expected future benefit payments	4,614	4,394
Discounted expected future gross premiums	3,994	2,597
A&H
Undiscounted expected future benefit payments	21,563	6,027
Undiscounted expected future gross premiums	31,611	8,914
Discounted expected future benefit payments	15,540	4,709
Discounted expected future gross premiums	18,958	6,209
Other
Undiscounted expected future benefit payments	370	215
Undiscounted expected future gross premiums	97	74
Discounted expected future benefit payments	238	138
Discounted expected future gross premiums	$87	$65

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents the amount of revenue and interest recognized in the statement of operations:

	Gross Premiums or Assessments		Interest Accretion
	Three Months Ended		Three Months Ended
	March 31		March 31
(in millions of U.S. dollars)	2023	2022	2023	2022
Life Insurance
Term Life	$170	$49	$3	$2
Whole Life	162	74	33	26
A&H	795	290	34	14
Other	19	82	2	1
Overseas General Insurance
A&H	364	365	—	—
Total	$1,510	$860	$72	$43

The following table presents the weighted-average interest rates:

	Interest Accretion Rate		Current Discount Rate
	Three Months Ended		Three Months Ended
	March 31		March 31
	2023	2022	2023	2022
Life Insurance
Term Life	2.9%	2.4%	6.5%	3.6%
Whole Life	4.4%	4.4%	6.1%	4.6%
A&H	4.2%	3.9%	6.7%	4.0%
Other	3.8%	3.7%	4.8%	3.4%

10. Policyholders' account balances

The following tables present a roll-forward of policyholders' account balances:

	Three Months Ended March 31, 2023
(in millions of U.S. dollars)	Universal Life	Other	Total
Balance, beginning of period	$1,719	$1,421	$3,140
Premiums received	85	25	110
Policy charges (1)	(45)	(3)	(48)
Surrenders and withdrawals	(16)	(15)	(31)
Benefit payments	(4)	(7)	(11)
Interest credited	11	5	16
Other (including foreign exchange)	(4)	6	2
Balance, end of period	$1,746	$1,432	$3,178

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended March 31, 2022
(in millions of U.S. dollars)	Universal Life	Other	Total
Balance, beginning of period	$1,612	$1,154	$2,766
Premiums received	95	28	123
Policy charges (1)	(46)	(2)	(48)
Surrenders and withdrawals	(14)	(17)	(31)
Benefit payments	(2)	(5)	(7)
Interest credited	11	6	17
Other (including foreign exchange)	(6)	(46)	(52)
Balance, end of period	$1,650	$1,118	$2,768
(1)Contracts included in the policyholder account balances are generally charged a premium and/or monthly assessments on the basis of the account balance.

	March 31
	2023		2022
(in millions of U.S. dollars, except for percentages)	Universal Life	Other	Universal Life	Other
Weighted-average crediting rate	3.6%	2.6%	3.6%	3.4%
Net amount at risk (1)	$9,934	$1,450	$10,259	$518
Cash Surrender Value	$937	$1,137	$869	$865
(1)For those guarantees of benefits that are payable in the event of death, the net amount at risk is defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date.

The following tables present the balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimum:

Universal Life

	March 31, 2023
(in millions of U.S. dollars)	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Guaranteed minimum crediting rates
0.00% – 2.00%	$3	$—	$388	$846	$1,237
2.01% – 4.00%	453	56	—	—	509
Total	$456	$56	$388	$846	$1,746

	March 31, 2022
(in millions of U.S. dollars)	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Guaranteed minimum crediting rates
0.00% – 2.00%	$4	$—	$420	$743	$1,167
2.01% – 4.00%	238	210	35	—	483
Total	$242	$210	$455	$743	$1,650

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Other policyholders' account balances

	March 31, 2023
(in millions of U.S. dollars)	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Guaranteed minimum crediting rates
0.00% – 2.00%	$154	$547	$188	$543	$1,432
Total	$154	$547	$188	$543	$1,432

	March 31, 2022
(in millions of U.S. dollars)	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Guaranteed minimum crediting rates
0.00% – 2.00%	$—	$530	$219	$369	$1,118
Total	$—	$530	$219	$369	$1,118

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

11. Market risk benefits

Our reinsurance programs covering variable annuity guarantees, comprising guaranteed living benefits (GLB) and guaranteed minimum death benefits (GMDB), meet the definition of Market risk benefits (MRB). The following table presents a roll-forward of MRB:

	Three Months Ended March 31
(in millions of U.S. dollars)	2023	2022
Balance – beginning of period	$800	$812
Balance, beginning of period, before effect of changes in the instrument-specific credit risk	776	755
Interest rate changes	63	(140)
Effect of changes in equity markets	(75)	111
Effect of changes in volatilities	57	37
Effect of timing and all other	(18)	(32)
Balance, end of period, before effect of changes in the instrument-specific credit risk	$803	$731
Effect of changes in the instrument-specific credit risk	27	34
Balance – end of period	$830	$765
Weighted-average age of policyholders (years)	73	73
Net amount at risk	$2,296	$1,913

Excluded from the table above are MRB gains (losses) of $(89) million and $26 million for the three months ended March 31, 2023 and 2022, respectively, reported in the Consolidated statements of operations, relating to the market risk benefits' economic hedge and other net cash flows. There is no reinsurance recoverable associated with our liability for MRB.

For MRB reinsurance, Chubb estimates fair value using an internal valuation model which includes a number of factors including interest rates, equity markets, credit risk, current account value, market volatility, expected annuitization rates and other policyholder behavior, and changes in policyholder mortality. All reinsurance treaties contain claim limits, which are also factored into the valuation model.

	Valuation Technique	Significant Unobservable Inputs	March 31, 2023		March 31, 2022
			Ranges	Weighted Average(1)	Ranges	Weighted Average(1)
MRB (1)	Actuarial model	Lapse rate	1% – 30%	4.0%	3% – 31%	4.4%
		Annuitization rate	0% – 100%	4.4%	0% – 100%	3.7%
(1)The weighted-average lapse and annuitization rates are determined by weighting each treaty's rates by the MRB contract's fair value.

The most significant policyholder behavior assumptions include lapse rates for MRBs and the annuitization rates which is applicable to GLB only. Assumptions regarding lapse rates and GLB annuitization rates differ by treaty, but the underlying methodologies to determine rates applied to each treaty are comparable.

A lapse rate is the percentage of in-force policies surrendered in a given calendar year. All else equal, as lapse rates increase, ultimate claim payments will decrease. In general, the base lapse function assumes low lapse rates during the surrender charge period, followed by a "spike" lapse rate in the year immediately following the surrender charge period, and then reverting to an ultimate lapse rate, typically over a 2-year period. This base rate is adjusted downward for policies with more valuable guarantees (policies with guaranteed values far in excess of their account values). Partial withdrawals and the impact of older policyholders with tax-qualified contracts (due to required minimum distributions) are also reflected in our modeling.

The GLB annuitization rate is the percentage of policies for which the policyholder will elect to annuitize using the guaranteed benefit provided under the GLB. All else equal, as GLB annuitization rates increase, ultimate claim payments will increase, subject to treaty claim limits. All GLB reinsurance treaties include claim limits to protect Chubb in the event that actual annuitization behavior is significantly higher than expected. In general, Chubb assumes that GLB annuitization rates will be

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

higher for policies with more valuable guarantees (policies with guaranteed values far in excess of their account values). Chubb also assumes that GLB annuitization rates increase as policyholders get older. In addition, it is also assumed that GLB annuitization rates are higher in the first year immediately following the waiting period (the first year the policies are eligible to annuitize using the GLB) in comparison to all subsequent years. Chubb does not yet have fully credible annuitization experience for all clients.

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

12. Separate accounts

Separate account assets represent segregated funds where investment risks are borne by the customers, except to the extent of certain guarantees made by Chubb. The assets that support variable contracts are measured at fair value and are reported as Separate account assets and corresponding liabilities are reported within Separate account liabilities on the Consolidated balance sheets. Policy charges assessed against the policyholders for mortality, administration, and other services are included in Net premiums earned on the Consolidated statements of operations.

The following table presents the aggregate fair value of Separate account assets, by major security type:

	March 31	December 31
(in millions of U.S. dollars)	2023	2022
Cash and cash equivalents	$116	$141
Mutual funds	5,082	4,960
Fixed maturities	102	89
Total	$5,300	$5,190

The following table presents a roll-forward of separate account liabilities:

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2023	2022
Balance – beginning of period	$5,190	$5,560
Premiums and deposits	158	467
Policy charges	(15)	(31)
Surrenders and withdrawals	(6)	(124)
Benefit payments	(98)	(95)
Investment performance	83	(283)
Other (including foreign exchange)	(12)	66
Balance – end of period	$5,300	$5,560
Cash surrender value (1)	$5,124	$4,994
(1) Cash surrender value represents the amount of the contract holder's account balances distributable at the balance sheet date less certain surrender charges.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

13. Commitments, contingencies, and guarantees

a) Derivative instruments
Chubb maintains positions in derivative instruments such as futures, options, swaps, and foreign currency forward contracts for which the primary purposes are to manage duration and foreign currency exposure, yield enhancement, or to obtain an exposure to a particular financial market. Chubb also maintains positions in convertible securities that contain embedded derivatives, and exchange-traded equity futures contracts on equity market indices to limit equity exposure in the MRB book of business. Investment derivative instruments and derivatives designated as hedges for accounting purposes are recorded in either Other assets (OA) or Accounts payable, accrued expenses, and other liabilities (AP); convertible bonds are recorded in Fixed maturities available for sale (FM AFS); and convertible equity securities are recorded in Equity securities (ES) in the Consolidated balance sheets. These are the most numerous and frequent derivative transactions. In addition, Chubb, from time to time, purchases to be announced mortgage-backed securities (TBAs) as part of its investing activities.

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

The following table presents the balance sheet locations, fair values of derivative instruments in an asset or (liability) position, and notional values/payment provisions of our derivative instruments:

			March 31, 2023			December 31, 2022
	Consolidated Balance Sheet Location	Fair Value		Notional Value/ Payment Provision	Fair Value		Notional Value/ Payment Provision
(in millions of U.S. dollars)		Derivative Asset	Derivative (Liability)		Derivative Asset	Derivative (Liability)
Investment and embedded derivatives not designated as hedging instruments:
Foreign currency forward contracts	OA / (AP)	$33	$(128)	$4,387	$64	$(115)	$4,134
Options/Futures contracts on notes and bonds	OA / (AP)	26	(30)	1,861	18	(24)	1,511
Convertible securities (1)	FM AFS / ES	30	—	37	30	—	37
		$89	$(158)	$6,285	$112	$(139)	$5,682
Other derivative instruments:
Futures contracts on equities (2)	OA / (AP)	$—	$(45)	$925	$33	$—	$939
Other	OA / (AP)	5	(2)	457	—	—	—
		$5	$(47)	$1,382	$33	$—	$939
Derivatives designated as hedging instruments:
Cross-currency swaps - fair value hedges	OA / (AP)	$8	$—	$1,587	$17	$—	$1,595
Cross-currency swaps - net investment hedges	OA / (AP)	—	(82)	1,579	—	(53)	1,604
		$8	$(82)	$3,166	$17	$(53)	$3,199
(1)Includes fair value of embedded derivatives.
(2)Related to MRB book of business.

At March 31, 2023, and December 31, 2022, net derivative liabilities of $214 million and $60 million, respectively, included in the table above were subject to a master netting agreement. The remaining derivatives included in the table above were not subject to a master netting agreement.

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

(i) Cross-currency swaps - fair value hedges
In September 2022, Chubb entered into certain cross-currency swaps designated as fair value hedges. The objective of these cross-currency swaps is to hedge the foreign currency risk on €1.5 billion, or approximately $1.6 billion at March 31, 2023, of our euro denominated debt, by converting cash flows back into the U.S. dollar.

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

For the three months ended March 31, 2023, we recognized a net loss of $17 million, comprising $20 million of net realized gains, $4 million of interest expense, and a remaining change in fair value of $33 million pre-tax of other comprehensive loss recorded within OCI.

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

These net investment hedges are carried at fair value, with changes in fair value recorded in Cumulative translation adjustments (CTA) within OCI, and an immaterial amount recorded to Interest expense. The mark-to-market adjustments for foreign currency changes will remain until the underlying hedge subsidiary is deconsolidated or if hedge accounting is discontinued.

For the three months ended March 31, 2023, we recognized a net loss of $23 million, comprising $26 million pre-tax of cumulative translation losses recorded in OCI, and $3 million of interest income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

c) Derivative instruments not designated as hedges
Derivative instruments which are not designated as hedges are carried at fair value with changes in fair value recorded in Net realized gains (losses) or, for futures contracts on equities, Market risk benefits gains (losses) in the Consolidated statements of operations. The following table presents net realized gains (losses) related to derivative instrument activity in the Consolidated statements of operations:

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2023	2022
Investment and embedded derivative instruments:
Foreign currency forward contracts	$(51)	$(54)
All other futures contracts, options, and equities	5	102
Convertible securities (1)	—	(1)
Total investment and embedded derivative instruments	$(46)	$47
Other derivative instruments:
Futures contracts on equities (2)	(57)	42
Other	(1)	1
Total other derivative instruments	$(58)	$43
	$(104)	$90
(1)Includes embedded derivatives.
(2)Related to MRB book of business.

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

Exchange-traded equity futures contracts are used to limit exposure to a severe equity market decline, which would cause an increase in expected claims and, therefore, an increase in market risk benefit reserves.

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

(v) Futures contracts on equities
Under the MRB program, as the assuming entity, Chubb is obligated to provide coverage until the expiration or maturity of the underlying deferred annuity contracts or the expiry of the reinsurance treaty. We may recognize a loss for changes in fair value due to adverse changes in the capital markets (e.g., declining interest rates and/or declining U.S. and/or international equity markets). To mitigate adverse changes in the capital markets, we maintain positions in exchange-traded equity futures contracts, as noted under section "(ii) Futures" above. These futures increase in fair value when the S&P 500 index decreases (and decrease in fair value when the S&P 500 index increases). The net impact of gains or losses related to changes in fair value of the MRB liability and the exchange-traded equity futures are included in Market risk benefits gains (losses) in the Consolidated statements of operations.

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

The following table presents the carrying value of collateral held under securities lending agreements by investment category and remaining contractual maturity of the underlying agreements:

	Remaining contractual maturity
	March 31, 2023	December 31, 2022
(in millions of U.S. dollars)	Overnight and Continuous
Collateral held under securities lending agreements:
Cash	$842	$820
U.S. Treasury / Agency	78	72
Non-U.S.	626	604
Corporate and asset-backed securities	36	27
	$1,582	$1,523
Gross amount of recognized liability for securities lending payable	$1,582	$1,523

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

At March 31, 2023, and December 31, 2022, our repurchase agreement obligations of $1,420 million and $1,419 million, respectively, were fully collateralized. In contrast to securities lending programs, the use of cash received is not restricted for the repurchase obligations. The fair value of the underlying securities sold remains in Fixed maturities available for sale, and the repurchase agreement obligation is recorded in Repurchase agreements in the Consolidated balance sheets.

The following table presents the carrying value of collateral pledged under repurchase agreements by investment category and remaining contractual maturity of the underlying agreements:

	Remaining contractual maturity
	March 31, 2023				December 31, 2022
	Up to 30 Days	30-90 Days	Total	Up to 30 Days	30-90 Days	Total
(in millions of U.S. dollars)
Collateral pledged under repurchase agreements:
Cash	$7	$—	$7	$12	$—	$12
U.S. Treasury / Agency	—	102	102	—	101	101
Mortgage-backed securities	907	487	1,394	921	493	1,414
	$914	$589	$1,503	$933	$594	$1,527
Gross amount of recognized liabilities for repurchase agreements			$1,420			$1,419
Difference (1)			$83			$108
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

e) Fixed maturities
At March 31, 2023, and December 31, 2022, commitments to purchase fixed income securities over the next several years were $810 million and $770 million, respectively.

f) Other investments
At March 31, 2023, included in Other investments in the Consolidated balance sheet are investments in limited partnerships and partially-owned investment companies with a carrying value of $12.4 billion. In connection with these investments, we have commitments that may require funding of up to $6.7 billion over the next several years. At December 31, 2022, these investments had a carrying value of $12.0 billion with commitments that may have required funding of up to $7.4 billion.

g) Income taxes
At March 31, 2023, $66 million of unrecognized tax benefits remain outstanding. It is reasonably possible that, over the next twelve months, the amount of unrecognized tax benefits may change resulting from the re-evaluation of unrecognized tax benefits arising from examinations by taxing authorities, settlements, and the lapses of statutes of limitations. With few exceptions, Chubb is no longer subject to income tax examinations for years before 2012.

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
Chubb Limited and Subsidiaries

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

i) Lease commitments
At March 31, 2023, and December 31, 2022, the right-of-use asset was $571 million and $607 million, respectively, recorded within Other assets, and the lease liability was $595 million and $633 million, respectively, recorded within Accounts payable, accrued expenses, and other liabilities on the Consolidated balance sheets. These leases consist principally of real estate operating leases that are amortized on a straight-line basis over the term of the lease, which expire at various dates.

14. Shareholders’ equity

All of Chubb’s Common Shares are authorized under Swiss corporate law. Though the par value of Common Shares is stated in Swiss francs, Chubb continues to use U.S. dollars as its reporting currency for preparing the Consolidated Financial Statements. Under Swiss corporate law, dividends, including distributions from legal reserves or through a reduction in par value (par value reduction), must be stated in Swiss francs though dividend payments are made by Chubb in U.S. dollars. At March 31, 2023, our Common Shares had a par value of CHF 24.15 per share.

At our May 2022 and 2021 annual general meetings, our shareholders approved annual dividends for the following year of up to $3.32 per share and $3.20 per share, respectively, which were paid in four quarterly installments of $0.83 per share and $0.80 per share, respectively, at dates determined by the Board of Directors (Board) after the annual general meetings by way of a distribution from capital contribution reserves, transferred to free reserves for payment.

Dividend distributions per Common Share for the three months ended March 31, 2023 and 2022, were $0.83 (CHF 0.77) and $0.80 (CHF 0.74), respectively.

Increases in Common Shares in treasury are due to open market repurchases of Common Shares and the surrender of Common Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock and the forfeiture of unvested restricted stock. Decreases in Common Shares in treasury are principally due to grants of restricted stock, exercises of stock options, purchases under the Employee Stock Purchase Plan (ESPP), and share cancellations. At the Chubb Limited Extraordinary General Meeting of Shareholders, held on November 3, 2021, shareholders approved the cancellation of 14,465,400 shares repurchased under our share repurchase program during the first six months of 2021. The capital reduction by cancellation of shares was subject to publication requirements and a two-month waiting period in accordance with Swiss law and became effective on January 17, 2022. At our May 2022 annual general meeting, held on May 19, 2022, our shareholders approved the cancellation of 13,179,100 shares purchased under our share repurchase program during the last six months of 2021. The capital reduction by cancellation of shares was subject to publication requirements and a two-month waiting period in accordance with Swiss law and became effective on August 4, 2022. During the three months ended March 31, 2023, 2,010,400 shares were repurchased and 1,574,224 net shares were issued under employee share-based compensation plans. At March 31, 2023, 32,217,934 Common Shares remain in treasury.

Chubb Limited securities repurchase authorizations
The Board has authorized share repurchase programs as follows:

•One-time incremental share repurchase program of $5.0 billion of Chubb Common Shares from July 19, 2021, through June 30, 2022; and
•$2.5 billion of Chubb Common Shares from May 19, 2022, through June 30, 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents repurchases of Chubb's Common Shares conducted in a series of open market transactions under the Board authorizations:

	Three Months Ended		April 1, 2023 through May 1, 2023
	March 31
(in millions of U.S. dollars, except share data)	2023	2022
Number of shares repurchased	2,010,400	4,869,900	215,400
Cost of shares repurchased	$428	$1,001	$43
Repurchase authorization remaining at end of period	$1,193	$1,648	$1,150

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents changes in accumulated other comprehensive income (loss):

	Three Months Ended
	March 31
	2023	2022
(in millions of U.S. dollars)		As Adjusted
Accumulated other comprehensive income (loss) (AOCI)
Net unrealized appreciation (depreciation) on investments
Balance – beginning of period, net of tax	$(7,279)	$2,256
Change in period, before reclassification from AOCI (before tax)	1,606	(4,788)
Amounts reclassified from AOCI (before tax)	180	136
Change in period, before tax	1,786	(4,652)
Income tax (expense) benefit	(166)	812
Balance – end of period, net of tax	(5,659)	(1,584)
Current discount rate on liability for future policy benefits
Balance – beginning of period, net of tax	(75)	(1,399)
Change in period, before tax	(151)	435
Income tax (expense) benefit	21	(33)
Balance – end of period, net of tax	(205)	(997)
Instrument-specific credit risk on market risk benefits
Balance – beginning of period, net of tax	(24)	(57)
Change in period, before and net of tax	(3)	23
Balance – end of period, net of tax	(27)	(34)
Cumulative foreign currency translation adjustment
Balance – beginning of period, net of tax	(2,966)	(2,114)
Change in period, before reclassification from AOCI (before tax)	(174)	—
Amounts reclassified from AOCI (before tax)	(3)	—
Change in period, before tax	(177)	67
Income tax benefit	7	4
Balance – end of period, net of tax	(3,136)	(2,043)
Fair value hedging instruments
Balance – beginning of period, net of tax	(66)	—
Change in period, before reclassification from AOCI (before tax)	(17)	—
Amounts reclassified from AOCI (before tax)	(16)	—
Change in period, before tax	(33)	—
Income tax benefit	7	—
Balance – end of period, net of tax	(92)	—
Postretirement benefit liability adjustment
Balance – beginning of period, net of tax	225	240
Change in period, before tax	—	19
Income tax expense	(1)	(4)
Balance – end of period, net of tax	224	255
Accumulated other comprehensive income (loss)	$(8,895)	$(4,403)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents reclassifications from accumulated other comprehensive income (loss) to the Consolidated statements of operations:

	Three Months Ended		Consolidated Statement of Operations Location
	March 31
(in millions of U.S. dollars)	2023	2022
Fixed maturities available for sale	$(180)	$(136)	Net realized gains (losses)
Income tax benefit	18	22	Income tax expense
	$(162)	$(114)	Net income
Cumulative foreign currency translation adjustment
Cross-currency swaps	$3	$—	Interest expense
Income tax expense	(1)	—	Income tax expense
	$2	$—	Net income
Net gains (losses) of fair value hedging instruments
Cross-currency swaps	$20	$—	Net realized gains (losses)
Cross-currency swaps	(4)	—	Interest expense
Income tax expense	(3)	—	Income tax expense
	$13	$—	Net income
Total amounts reclassified from AOCI	$(147)	$(114)

15. Share-based compensation

The Chubb Limited 2016 Long-Term Incentive Plan, as amended and restated (the Amended 2016 LTIP), permits grants of both incentive and non-qualified stock options principally at an option price per share equal to the grant date fair value of Chubb's Common Shares. Stock options are generally granted with a 3-year vesting period and a 10-year term. Stock options typically vest in equal annual installments over the respective vesting period, which is also the requisite service period. On February 23, 2023, Chubb granted 1,540,002 stock options with a weighted-average grant date fair value of $51.32 each. The fair value of the options issued is estimated on the grant date using the Black-Scholes option pricing model.

The Amended 2016 LTIP also permits grants of service-based restricted stock and restricted stock units as well as performance-based restricted stock awards. Chubb generally grants service-based restricted stock and restricted stock units with a 4-year vesting period, based on a graded vesting schedule. The performance-based restricted stock awards granted comprise target awards and premium awards that cliff vest at the end of a 3-year performance period based on both tangible book value (shareholders' equity less goodwill and intangible assets, net of tax) per share growth and P&C combined ratio compared to a defined group of peer companies. Premium awards are subject to an additional vesting provision based on total shareholder return compared to our peer group. The restricted stock is principally granted at market close price on the grant date. On February 23, 2023, Chubb granted 785,319 service-based restricted stock awards, 315,545 service-based restricted stock units, and 407,825 performance-based stock awards to employees and officers with a grant date fair value of $208.60 each. Each restricted stock unit represents our obligation to deliver to the holder one Common Share upon vesting.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

16. Postretirement benefits

The components of net pension and other postretirement benefit costs (benefits) reflected in Net income in the Consolidated statements of operations were as follows:

	Pension Benefit Plans				Other Postretirement Benefit Plans
	2023		2022		2023	2022
Three Months Ended March 31	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
(in millions of U.S. dollars)
Service cost	$—	$2	$—	$1	$—	$—
Non-service cost (benefit):
Interest cost	34	9	21	6	—	—
Expected return on plan assets	(56)	(12)	(71)	(11)	(1)	—
Amortization of net actuarial loss	—	—	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	—
Settlements	—	—	—	—	—	—
Total non-service cost (benefit)	(22)	(3)	(50)	(5)	(1)	—
Net periodic benefit cost (benefit)	$(22)	$(1)	$(50)	$(4)	$(1)	$—

The line items in which the service cost and non-service cost (benefit) components of net periodic benefit cost (benefit) are included in the Consolidated statements of operations were as follows:

	Pension Benefit Plans		Other Postretirement Benefit Plans
Three Months Ended March 31	2023	2022	2023	2022
(in millions of U.S. dollars)
Service cost:
Losses and loss expenses	$—	$—	$—	$—
Administrative expenses	2	1	—	—
Total service cost	2	1	—	—
Non-service cost (benefit):
Losses and loss expenses	(2)	(5)	—	—
Administrative expenses	(23)	(50)	(1)	—
Total non-service cost (benefit)	(25)	(55)	(1)	—
Net periodic benefit cost (benefit)	$(23)	$(54)	$(1)	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

17. Other income and expense

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2023	2022
Equity in net income of partially-owned entities (1)	$340	$363
Gains (losses) from fair value changes in separate account assets (2)	(25)	(31)
Federal excise and capital taxes	(5)	(4)
Other	(14)	(16)
Total	$296	$312
(1)     Equity in net income of partially-owned entities includes mark-to-market gains on private equities where we own more than three percent of $242 million and $255 million for the three months ended March 31, 2023 and 2022, respectively. This line item also includes net income of $14 million and $42 million attributable to our investments in Huatai for the three months ended March 31, 2023 and 2022, respectively.
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

18. Segment information

Chubb operates through six business segments: North America Commercial P&C Insurance, North America Personal P&C Insurance, North America Agricultural Insurance, Overseas General Insurance, Global Reinsurance, and Life Insurance. These segments distribute their products through various forms of brokers, agencies, and direct marketing programs. All business segments have established relationships with reinsurance intermediaries. Segment results for the three months ended March 31, 2023, include the results of Cigna's business in Asia, which are principally assigned to our Life Insurance segment and, to a lesser extent, our Overseas General Insurance segment according to the nature of the business written.

Management uses underwriting income (loss) as the basis for segment performance for its P&C operations. P&C underwriting income (loss) excludes the Life Insurance segment and is calculated by subtracting Losses and loss expenses, Policy benefits, Policy acquisition costs, and Administrative expenses from Net premiums earned. Segment income (loss) includes underwriting income (loss), net investment income (loss), and other operating income and expense items such as each segment's share of the operating income (loss) related to partially-owned entities and miscellaneous income and expense items for which the segments are held accountable. Our main measure of segment performance is Segment income (loss), which also includes amortization of purchased intangibles acquired by the segment. We determined that this definition of segment income (loss) is appropriate and aligns with how the business is managed. We continue to evaluate our segments as our business continues to evolve and may further refine our segments and segment income (loss) measures.

Revenue and expenses managed at the corporate level, including net realized gains (losses), market risk benefits gains (losses), interest expense, Cigna integration expenses, and income tax are reported within Corporate. Cigna integration expenses are one-time costs that are directly attributable to third-party consulting fees, employee-related retention costs, and other professional and legal fees related to the acquisition of Cigna's A&H and Life insurance companies in several Asian markets. These items are not allocated to the segment level as they are one-time in nature and are not related to the ongoing business activities of the segment. The Chief Executive Officer does not manage segment results or allocate resources to segments when considering these costs, and therefore are excluded from our definition of segment income (loss).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following tables present the Statement of Operations by segment:

For the Three Months Ended March 31, 2023 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Segment Measure Reclass	Chubb Consolidated
Net premiums written	$4,288	$1,296	$293	$3,263	$277	$1,293	$—	$—	$10,710
Net premiums earned	4,369	1,320	159	2,786	244	1,264	—	—	10,142
Losses and loss expenses	2,729	888	140	1,237	112	32	11	(1)	5,148
Policy benefits	—	—	—	110	—	712	—	(25)	797
Policy acquisition costs	613	272	15	713	62	273	—	—	1,948
Administrative expenses	295	79	3	280	9	167	97	—	930
Underwriting income (loss)	732	81	1	446	61	80	(108)	26	1,319
Net investment income	698	82	17	188	49	153	11	(91)	1,107
Other (income) expense	7	1	1	(9)	(1)	(15)	(214)	(66)	(296)
Amortization expense of purchased intangibles	—	2	6	18	—	4	42	—	72
Segment income	$1,423	$160	$11	$625	$111	$244	$75	$1	$2,650
Net realized gains (losses)							(76)	(1)	(77)
Market risk benefits gains (losses)							(115)	—	(115)
Interest expense							160	—	160
Cigna integration expenses							22	—	22
Income tax expense							384	—	384
Net income (loss)							$(682)	$—	$1,892

For the Three Months Ended March 31, 2022 (As Adjusted) (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Segment Measure Reclass	Chubb Consolidated

Net premiums written	$4,039	$1,180	$62	$3,079	$253	$576	$—	$—	$9,189
Net premiums earned	4,114	1,247	(29)	2,628	235	542	—	—	8,737
Losses and loss expenses	2,497	713	(92)	1,296	115	24	10	1	4,564
Policy benefits	—	—	—	93	—	311	—	(31)	373
Policy acquisition costs	573	260	12	679	62	133	—	—	1,719
Administrative expenses	265	69	(1)	269	9	84	83	—	778
Underwriting income (loss)	779	205	52	291	49	(10)	(93)	30	1,303
Net investment income (loss)	489	59	7	147	85	103	(5)	(63)	822
Other (income) expense	6	1	—	2	—	(30)	(259)	(32)	(312)
Amortization expense of purchased intangibles	—	2	7	14	—	2	46	—	71
Segment income	$1,262	$261	$52	$422	$134	$121	$115	$(1)	$2,366
Net realized gains (losses)							22	1	23
Market risk benefits gains (losses)							49	—	49
Interest expense							132	—	132
Income tax expense							353	—	353
Net income (loss)							$(299)	$—	$1,953

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Underwriting assets are reviewed in total by management for purposes of decision-making. Other than Unpaid losses and loss expenses, Future policy benefits, Reinsurance recoverables, DAC, VOBA, Goodwill and Other intangible assets, Chubb does not allocate assets to its segments.

19. Earnings per share

	Three Months Ended
	March 31
	2023	2022
(in millions of U.S. dollars, except share and per share data)		As Adjusted
Numerator:
Net income	$1,892	$1,953
Denominator:
Denominator for basic earnings per share:
Weighted-average shares outstanding	414,289,150	425,805,105
Denominator for diluted earnings per share:
Share-based compensation plans	3,639,042	3,985,729
Weighted-average shares outstanding and assumed conversions	417,928,192	429,790,834
Basic earnings per share	$4.57	$4.59
Diluted earnings per share	$4.53	$4.55
Potential anti-dilutive share conversions	1,731,523	681,032

Excluded from weighted-average shares outstanding and assumed conversions is the impact of securities that would have been anti-dilutive during the respective periods. These securities consisted of stock options in which the underlying exercise prices were greater than the average market prices of our Common Shares. Refer to Note 12 to the Consolidated Financial Statements of our 2022 Form 10-K for additional information on stock options.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of our results of operations, financial condition, and liquidity and capital resources as of and for the three months ended March 31, 2023.

All comparisons in this discussion are to the corresponding prior year period unless otherwise indicated. All dollar amounts are rounded. However, percent changes and ratios are calculated using whole dollars. Accordingly, calculations using rounded dollars may differ.

Our results of operations and cash flows for any interim period are not necessarily indicative of our results for the full year. This discussion should be read in conjunction with our consolidated financial statements and related notes and our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022 (2022 Form 10-K).

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

Overview
Chubb Limited is the Swiss-incorporated holding company of the Chubb Group of Companies. Chubb Limited, which is headquartered in Zurich, Switzerland, and its direct and indirect subsidiaries (collectively, the Chubb Group of Companies, Chubb, we, us, or our) are a global insurance and reinsurance organization, serving the needs of a diverse group of clients worldwide. At March 31, 2023, we had total assets of $201 billion and shareholders’ equity of $53 billion. Chubb was incorporated in 1985 at which time it opened its first business office in Bermuda and continues to maintain operations in Bermuda. We operate through six business segments: North America Commercial P&C Insurance, North America Personal P&C Insurance, North America Agricultural Insurance, Overseas General Insurance, Global Reinsurance, and Life Insurance. For more information on our segments refer to “Segment Information” under Item 1 in our 2022 Form 10-K.

Consolidated Operating Results – Three Months Ended March 31, 2023 and 2022

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2023	2022	Q-23 vs. Q-22
Net premiums written	$10,710	$9,189	16.6%
Net premiums written - constant dollars (1)			18.3%
Net premiums earned	10,142	8,737	16.1%
Net investment income	1,107	822	34.7%
Net realized gains (losses)	(77)	23	NM
Market risk benefits gains (losses)	(115)	49	NM
Total revenues	11,057	9,631	14.8%
Losses and loss expenses	5,148	4,564	12.8%
Policy benefits	797	373	113.7%
Policy acquisition costs	1,948	1,719	13.3%
Administrative expenses	930	778	19.5%
Interest expense	160	132	21.6%
Other (income) expense	(296)	(312)	(5.1)%
Amortization of purchased intangibles	72	71	1.9%
Cigna integration expenses	22	—	NM
Total expenses	8,781	7,325	19.9%
Income before income tax	2,276	2,306	(1.4)%
Income tax expense	384	353	8.7%
Net income	$1,892	$1,953	(3.2)%
NM - not meaningful
(1)     On a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency exchange rates as the comparable current period.

Financial Highlights for the Three Months Ended March 31, 2023

•Net income was $1.9 billion compared with $2.0 billion in the prior year period. Net income in the current quarter included the results of Cigna's business acquired during the third quarter of 2022 and record net investment income. Net income is slightly lower compared to the prior year, reflecting market risk benefit losses of $115 million, from lower interest rates and higher volatility, partially offset by higher equity markets, compared to a gain of $49 million in the prior year.

•Consolidated net premiums written were $10.7 billion, up 16.6 percent, or 18.3 percent in constant dollars, with Cigna's business in Asia adding 8.3 percentage points, or 8.4 percentage points in constant dollars. P&C net premiums written were up 9.3 percent, or 11.0 percent in constant dollars, with commercial and consumer lines up 11.5 percent and 9.4 percent, respectively.

•Consolidated net premiums earned were $10.1 billion, up 16.1 percent, or 17.7 percent in constant dollars, with Cigna's business in Asia adding 8.7 percentage points, or 8.8 percentage points in constant dollars. P&C net premiums earned increased 8.3 percent, or 9.8 percent in constant dollars, with commercial and consumer lines up 10.5 percent and 8.0 percent, respectively.

•Total pre-tax and after-tax catastrophe losses were $458 million (5.1 percentage points of the P&C combined ratio) and $382 million, respectively, compared with $333 million (4.0 percentage points of the P&C combined ratio) and $290 million, respectively, in the prior year period. Catastrophe losses in the current quarter were primarily from global weather-related events.
•Total pre-tax and after-tax favorable prior period development were $196 million (2.2 percentage points of the combined ratio) and $149 million, respectively. The $196 million in pre-tax development was comprised of $202 million in favorable non-catastrophe development and $6 million in adverse catastrophe-related development. This compares with $240 million (3.2 percentage points of the combined ratio) and $195 million, respectively, in the prior year period.

•The P&C combined ratio was 86.3 percent compared with 84.3 percent in the prior year period. The current year P&C combined ratio increased primarily due to higher catastrophe losses and lower favorable prior period development. The P&C current accident year (CAY) combined ratio excluding catastrophe losses was 83.4 percent compared with 83.5 percent in the prior year period.

•Net investment income was a record $1.1 billion compared with $822 million in the prior year period, primarily reflecting higher reinvestment rates.

•Operating cash flow was $2.25 billion compared with $2.44 billion in the prior year period.

•Effective January 1, 2023, we adopted the Long-Duration Targeted Improvements (LDTI) U.S. GAAP guidance, which principally impacted the Life Insurance segment. Financial data for the prior reporting periods in this report are adjusted, as applicable, and are presented in accordance with the new guidance. The impact to 2022 results was immaterial.

•Shareholders' equity increased by $2.5 billion in the quarter, primarily from net income of $1.9 billion and net unrealized gains on investments of $1.6 billion after-tax from lower interest rates. In addition, shareholders' equity reflected total capital returned to shareholders in the quarter of $772 million, including share repurchases of $428 million, at an average purchase price of $212.81 per share, and dividends of $344 million.

Net Premiums Written	Three Months Ended March 31			% Change
(in millions of U.S. dollars, except for percentages)	2023	2022	Q-23 vs. Q-22	C$ Q-23 vs. Q-22
Commercial casualty	$1,903	$1,837	3.6%	5.3%
Workers' compensation	618	603	2.5%	2.5%
Financial lines	1,156	1,182	(2.3)%	(0.5)%
Surety	160	153	4.5%	4.2%
Commercial multiple peril (1)	340	290	17.5%	17.5%
Property and other short-tail lines	2,025	1,777	14.0%	16.5%
Total Commercial P&C lines	6,202	5,842	6.2%	7.8%

Agriculture	293	62	NM	NM

Personal automobile	427	412	3.6%	0.9%
Personal homeowners	902	830	8.7%	9.4%
Personal other	507	495	2.6%	6.5%
Total Personal lines	1,836	1,737	5.7%	6.5%

Global A&H - P&C	809	719	12.5%	16.3%

Reinsurance lines	277	253	9.4%	10.4%
Total Property and Casualty lines	9,417	8,613	9.3%	11.0%

Global A&H - Life	809	256	215.3%	218.9%
Life	484	320	51.5%	55.3%
Life Insurance	1,293	576	124.4%	128.7%
Total consolidated	$10,710	$9,189	16.6%	18.3%
(1)Commercial multiple peril represents retail package business (property and general liability).

The increase in consolidated net premiums written for the three months ended March 31, 2023, reflects growth across most product lines driven by strong renewal retention, positive rate increases, and new business. Cigna's business in Asia contributed $758 million for the three months ended March 31, 2023.

•Commercial casualty grew in all regions globally driven by strong premium retention, including both rate and exposure increases, and strong new business.
•Workers' compensation growth was due to strong premium retention and rate increases in North America.
•Financial lines decreased, reflecting lower new business and lower rates in North America.
•Surety increased due to strong new business in North America.
•Commercial multiple peril increased due to strong premium retention, including both rate and exposure increases, and strong new business in North America.
•Property and other short-tail lines grew globally due to strong premium retention, including both rate and exposure increases, and strong new business.
•Agriculture increased due to underlying growth in crop insurance, reflecting higher commodity prices. In addition, the prior year included a return of premium to the U.S. government of $161 million.
•Personal lines grew principally in North America, with growth strongest in our high net worth business.
•Global A&H – P&C increased due to growth in Asia, including $34 million from the acquisition of Cigna’s business in Asia, and higher new business and increased consumer activity, including higher travel volume, in Europe, Latin America, and Japan.
•Reinsurance lines increased primarily due to continued growth in the portfolio, driven by new business.

•Global A&H – Life increased due to the acquisition of Cigna’s business in Asia, which contributed $570 million to growth. Our North American Combined Insurance supplemental A&H business decreased primarily due to the non-renewal of a large program.
•Life increased driven substantially by growth in Asia, principally from new business in Hong Kong, and the acquisition of Cigna's business in Asia, which contributed $154 million to growth.
For additional information on net premiums written, refer to the segment results discussions.

Net Premiums Earned
Net premiums earned for short-duration contracts, typically P&C contracts, generally reflect the portion of net premiums written that was recorded as revenues for the period as the exposure periods expire. Net premiums earned for long-duration contracts, typically traditional life contracts, generally are recognized as earned when due from policyholders. For the three months ended March 31, 2023, net premiums earned increased $1.4 billion, up 16.1 percent, or 17.7 percent in constant dollars. P&C net premiums earned increased 8.3 percent, or 9.8 percent in constant dollars, comprising growth in commercial and consumer lines of 10.5 percent and 8.0 percent, respectively.

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

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2023	2022
Catastrophe losses	$458	$333
Favorable prior period development	$196	$240

Catastrophe losses through March 31, 2023 and 2022, were primarily from the following events:
•2023: Severe weather-related events in the U.S. and internationally; and New Zealand storms.
•2022: Australia storms, Colorado wildfires, and other severe weather-related events in the U.S. and internationally.

Prior period development (PPD) arises from changes to loss estimates recognized in the current year that relate to loss events that occurred in previous calendar years and excludes the effect of losses from the development of earned premium from previous accident years.

Pre-tax net favorable PPD for the three months ended March 31, 2023, was $196 million, comprising $202 million in favorable non-catastrophe development and $6 million in adverse catastrophe-related development. This development includes adverse development of $19 million in long-tail lines, principally from accident years 2013 through 2017. The remaining net favorable development of $215 million in short-tail lines is primarily in surety and A&H lines.

Pre-tax net favorable PPD for the three months ended March 31, 2022, was $240 million, with 5 percent in long-tail lines, principally from accident years 2018 and prior, and 95 percent in short-tail lines, primarily in A&H, property, and surety lines.

Refer to the prior period development discussion in Note 8 to the Consolidated Financial Statements for additional information.

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

	Three Months Ended
	March 31
	2023	2022
Loss and loss expense ratio
CAY loss ratio excluding catastrophe losses	55.9%	56.3%
Catastrophe losses	5.2%	4.1%
Prior period development	(2.2)%	(3.9)%
Loss and loss expense ratio	58.9%	56.5%
Policy acquisition cost ratio	18.8%	19.3%
Administrative expense ratio	8.6%	8.5%
P&C Combined ratio	86.3%	84.3%

The loss and loss expense ratio increased for the three months ended March 31, 2023, reflecting higher catastrophe losses and lower favorable prior period development. The CAY loss ratio excluding catastrophe losses decreased for the three months ended March 31, 2023, primarily from a higher percentage of net premiums earned from lines with a lower loss ratio and earned rate and exposure exceeding loss cost trends in certain lines.

The policy acquisition cost ratio decreased for the three months ended March 31, 2023, primarily due to the favorable impact of higher net premiums earned.

The administrative expense ratio for the three months ended March 31, 2023 remained essentially flat as higher employee-related expenses and increased investment to support growth was offset by the favorable impact of higher net premiums earned.

Policy benefits
Policy benefits represent losses on contracts classified as long-duration and generally include accident and supplemental health products, term and whole life products, endowment products, and annuities. Refer to the Life Insurance segment operating results section for further discussion.

For the three months ended March 31, 2023 and 2022, Policy benefits were $797 million and $373 million, respectively, which included (gains) losses from fair value changes in separate account liabilities that do not qualify for separate account reporting under GAAP of $(25) million and $(31) million, respectively. The offsetting movements of these liabilities are recorded in Other (income) expense on the Consolidated statements of operations. Excluding the separate account gains and losses, Policy benefits were $822 million and $404 million for the three months ended March 31, 2023 and 2022, respectively.

Refer to the respective sections that follow for a discussion of Net investment income, Other (income) expense, Net realized gains (losses), Amortization of purchased intangibles, and Income tax expense.

Segment Operating Results – Three Months Ended March 31, 2023 and 2022
We operate through six business segments: North America Commercial P&C Insurance, North America Personal P&C Insurance, North America Agricultural Insurance, Overseas General Insurance, Global Reinsurance, and Life Insurance. For more information on our segments refer to “Segment Information” under Item 1 in our 2022 Form 10-K.

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

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2023	2022	Q-23 vs. Q-22
Net premiums written	$4,288	$4,039	6.2%
Net premiums earned	4,369	4,114	6.2%
Losses and loss expenses	2,729	2,497	9.2%
Policy acquisition costs	613	573	6.9%
Administrative expenses	295	265	11.4%
Underwriting income	732	779	(5.9)%
Net investment income	698	489	42.6%
Other (income) expense	7	6	10.9%
Segment income	$1,423	$1,262	12.8%
Loss and loss expense ratio:
CAY loss ratio excluding catastrophe losses	60.5%	61.5%	(1.0)	pts
Catastrophe losses	3.7%	2.0%	1.7	pts
Prior period development	(1.7)%	(2.8)%	1.1	pts
Loss and loss expense ratio	62.5%	60.7%	1.8	pts
Policy acquisition cost ratio	14.0%	13.9%	0.1	pts
Administrative expense ratio	6.7%	6.5%	0.2	pts
Combined ratio	83.2%	81.1%	2.1	pts

Catastrophe Losses and Prior Period Development	Three Months Ended
	March 31
(in millions of U.S. dollars)	2023	2022
Catastrophe losses	$162	$81
Favorable prior period development	$72	$108

Catastrophe losses through March 31, 2023 and 2022, were primarily from the following events:
•2023: U.S. flooding, hail, tornadoes, wind events, and winter storm losses.
•2022: Winter storm losses and other severe weather-related events in the U.S.

Refer to Note 8 in the Consolidated Financial Statements for detail on prior period development.

Premiums
Net premiums written increased $249 million, or 6.2 percent for the three months ended March 31, 2023, reflecting strong premium retention, including both rate and exposure increases, and strong new business in certain lines. The increase in premiums was across most lines of business, including property, commercial multiple peril, A&H, and excess casualty. Partially offsetting the increase was a 1.3 percentage point impact of loss portfolio transfer transactions year-over-year.

Net premiums earned increased $255 million, or 6.2 percent for the three months ended March 31, 2023, reflecting the growth in net premiums written described above.

Combined Ratio
The loss and loss expense ratio increased for the three months ended March 31, 2023, primarily from higher catastrophe losses and lower favorable prior period development. Prior period development for the three months ended March 31, 2023, comprised $112 million of favorable development, partially offset by a charge of $40 million related to development from the 2022 late-season catastrophes. The CAY loss ratio excluding catastrophe losses decreased for the three months ended March 31, 2023, primarily from a higher percentage of net premiums earned from property lines that have a lower loss ratio and earned rate and exposure exceeding loss cost trends in certain lines.

The administrative expense ratio increased for the three months ended March 31, 2023, primarily due to higher pension expenses reflecting unfavorable market conditions, partially offset by the favorable impact of higher net premiums earned. We expect the higher pension expense to continue through 2023.

North America Personal P&C Insurance

The North America Personal P&C Insurance segment comprises operations that provide high net worth personal lines products, including homeowners and complementary products such as valuable articles, excess liability, automobile, and recreational marine insurance and services in the U.S. and Canada.

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2023	2022	Q-23 vs. Q-22
Net premiums written	$1,296	$1,180	9.9%
Net premiums earned	1,320	1,247	5.9%
Losses and loss expenses	888	713	24.6%
Policy acquisition costs	272	260	5.1%
Administrative expenses	79	69	14.3%
Underwriting income	81	205	(60.7)%
Net investment income	82	59	39.1%
Other (income) expense	1	1	—
Amortization of purchased intangibles	2	2	—
Segment income	$160	$261	(38.8)%
Loss and loss expense ratio:
CAY loss ratio excluding catastrophe losses	53.9%	53.3%	0.6	pts
Catastrophe losses	12.1%	8.0%	4.1	pts
Prior period development	1.3%	(4.1)%	5.4	pts
Loss and loss expense ratio	67.3%	57.2%	10.1	pts
Policy acquisition cost ratio	20.6%	20.8%	(0.2)	pts
Administrative expense ratio	6.0%	5.5%	0.5	pts
Combined ratio	93.9%	83.5%	10.4	pts

Catastrophe Losses and Prior Period Development	Three Months Ended
	March 31
(in millions of U.S. dollars)	2023	2022
Catastrophe losses	$159	$100
(Unfavorable) favorable prior period development	$(17)	$51

Catastrophe losses through March 31, 2023 and 2022, were primarily from the following events:
•2023: U.S. winter storm losses, flooding, hail, tornadoes, and wind events.
•2022: Colorado wildfires and severe weather-related events in the U.S.

Refer to Note 8 in the Consolidated Financial Statements for detail on prior period development.

Premiums
Net premiums written increased $116 million, or 9.9 percent for the three months ended March 31, 2023, primarily driven by strong new business and renewal retention, from both rate and exposure increases, across all lines, including homeowners, automobile, and excess liability.

Net premiums earned increased $73 million, or 5.9 percent for the three months ended March 31, 2023, reflecting the growth in net premiums written described above.

Combined Ratio
The loss and loss expense ratio increased for the three months ended March 31, 2023, primarily reflecting the impact of higher catastrophe losses in the current quarter, including a charge of $9 million related to the development from 2022 late-season catastrophes, and a reserve release in the prior year quarter due to lower than expected paid and reported loss activity attributable to the indirect effects of COVID related economic slowdown. The CAY loss ratio excluding catastrophe losses increased for the three months ended March 31, 2023, primarily reflecting higher auto losses, partially offset by homeowners earned rate and exposure exceeding lost cost trends.

The administrative expense ratio increased for the three months ended March 31, 2023, primarily due to higher year-over-year pension expenses from unfavorable market conditions, partially offset by the favorable impact of higher net premiums earned. We expect the higher pension expense to continue through 2023.

North America Agricultural Insurance

The North America Agricultural Insurance segment comprises our North American based businesses that provide a variety of coverages in the U.S. and Canada including crop insurance, primarily Multiple Peril Crop Insurance (MPCI) and crop-hail through Rain and Hail Insurance Service, Inc. (Rain and Hail), as well as farm and ranch and specialty P&C commercial insurance products and services through our Chubb Agribusiness unit.

	Three Months Ended
	March 31			% Change
(in millions of U.S. dollars, except for percentages)	2023	2022		Q-23 vs. Q-22
Net premiums written	$293	$62		NM
Net premiums earned	159	(29)		NM
Losses and loss expenses	140	(92)		NM
Policy acquisition costs	15	12		24.3%
Administrative expenses	3	(1)		NM
Underwriting income	1	52		(97.7)%
Net investment income	17	7		152.1%
Other (income) expense	1	—		NM
Amortization of purchased intangibles	6	7		(2.4)%
Segment income	$11	$52		(78.2)%
Loss and loss expense ratio:
CAY loss ratio excluding catastrophe losses	73.1%	70.6%	2.5	pts
Catastrophe losses	15.4%	NM		NM
Prior period development	—	NM		NM
Loss and loss expense ratio	88.5%	NM		NM
Policy acquisition cost ratio	9.3%	NM		NM
Administrative expense ratio	1.4%	NM		NM
Combined ratio	99.2%	NM		NM
NM - not meaningful

Catastrophe Losses and Prior Period Development	Three Months Ended
	March 31
(in millions of U.S. dollars)	2023	2022
Catastrophe losses	$24	$—
Favorable prior period development	$—	$26

Catastrophe losses through March 31, 2023, were primarily from U.S. flooding, hail, tornadoes, wind events, and winter storm losses.

Refer to Note 8 in the Consolidated Financial Statements for detail on prior period development.

Premiums
Net premiums written increased $231 million for the three months ended March 31, 2023, reflecting growth in MPCI due to higher commodity prices, and strong new business in Chubb Agribusiness. In addition, growth reflects the return of premium to the U.S. government of $161 million in the first quarter of 2022 as part of the profit-sharing agreement. Under the profit-sharing agreement, we returned additional premiums to the government because of the lower losses experienced in certain states in 2021.

Net premiums earned increased $188 million for the three months ended March 31, 2023, reflecting the factors described above.

Combined Ratio
The CAY loss ratio excluding catastrophe losses increased for the three months ended March 31, 2023, primarily from higher premiums earned from MPCI, which have a higher loss ratio, and a 1.5 percentage point increase from a year-over-year impact from our crop commodity price hedge activity which produced a loss this quarter versus a gain last year.

The CAY administrative expense ratio increased for the three months ended March 31, 2023, reflecting lower Administrative and Operating (A&O) reimbursements on the MPCI business.

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

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2023	2022	Q-23 vs. Q-22
Net premiums written	$3,263	$3,079	6.0%
Net premiums written - constant dollars			10.0%
Net premiums earned	2,786	2,628	6.0%
Loss and loss expenses	1,237	1,296	(4.6)%
Policy benefits	110	93	18.3%
Policy acquisition costs	713	679	4.9%
Administrative expenses	280	269	4.0%
Underwriting income	446	291	53.4%
Net investment income	188	147	28.0%
Other (income) expense	(9)	2	NM
Amortization of purchased intangibles	18	14	23.9%
Segment income	$625	$422	48.2%
Loss and loss expense ratio:
CAY loss ratio excluding catastrophe losses	49.4%	49.4%	—	pts
Catastrophe losses	4.1%	5.8%	(1.7)	pts
Prior period development	(5.1)%	(2.3)%	(2.8)	pts
Loss and loss expense ratio	48.4%	52.9%	(4.5)	pts
Policy acquisition cost ratio	25.6%	25.8%	(0.2)	pts
Administrative expense ratio	10.0%	10.2%	(0.2)	pts
Combined ratio	84.0%	88.9%	(4.9)	pts
NM- Not meaningful

Catastrophe Losses and Prior Period Development

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2023	2022
Catastrophe losses	$113	$151
Favorable prior period development	$143	$60

Catastrophe losses through March 31, 2023 and 2022, were primarily from the following events:
•2023: Storms in New Zealand and international weather-related events.
•2022: Storms in Australia and international weather-related events.

Refer to Note 8 to the Consolidated Financial Statements for detail on prior period development.

Net Premiums Written by Region	Three months ended March 31
(in millions of U.S. dollars, except for percentages)	2023	2023 % of Total	2022	2022 % of Total	C$ 2022	Q-23 vs. Q-22	C$ Q-23 vs. Q-22
Region
Europe, Middle East, and Africa	$1,721	53%	$1,654	54%	$1,562	4.0%	10.1%
Latin America	661	20%	605	20%	628	9.2%	5.3%
Asia Pacific	733	23%	643	21%	619	14.0%	18.6%
Japan	105	3%	115	4%	98	(8.2)%	7.2%
Other (1)	43	1%	62	1%	59	(30.1)%	(27.6)%
Net premiums written	$3,263	100%	$3,079	100%	$2,966	6.0%	10.0%
(1)    Includes the international supplemental A&H business of Combined Insurance and other international operations including mainland China.

Premiums
Net premiums written increased $184 million, or $297 million on a constant dollar basis, for the three months ended March 31, 2023, reflecting growth in commercial lines of 6.2 percent, or 10.8 percent on a constant-dollar basis, and growth in consumer lines of 5.6 percent, or 8.6 percent on a constant-dollar basis.

Our European division increased for the three months ended March 31, 2023, supported by both our wholesale and retail divisions. The growth in commercial lines of 6.0 percent, or 11.7 percent on a constant-dollar basis, was primarily driven by higher new business, and positive rate increases, including commercial property and casualty lines. Consumer lines declined 2.9 percent, but grew 4.5 percent on a constant-dollar basis primarily due to increased travel volume in A&H.

Latin America increased for the three months ended March 31, 2023. The growth in commercial lines of 10.1 percent, or 9.4 percent on a constant-dollar basis, is driven by exposure increases, positive rate increases, and new business, primarily property and casualty lines. Consumer lines grew 8.5 percent, or 2.4 percent on a constant-dollar basis due to increased A&H.

Asia Pacific increased for the three months ended March 31, 2023. The growth in commercial lines of 11.3 percent, or 14.9 percent on a constant-dollar basis, is driven by higher new business, higher retention and positive rate increases, including property and casualty lines. The growth in consumer lines of 16.7 percent, or 22.5 percent on a constant-dollar basis, increased primarily from travel in A&H. The acquisition of Cigna's business in Asia contributed $34 million in 2023.

Japan increased for the three months ended March 31, 2023, on a constant-dollar basis, primarily from higher new business in A&H.

Net premiums earned increased $158 million, or $252 million on a constant-dollar basis, for the three months ended March 31, 2023, reflecting the increase in commercial and consumer net premiums written described above.

Combined Ratio
The loss and loss expense ratio decreased for the three months ended March 31, 2023, due to lower catastrophe losses and higher favorable prior period development related to a reserve release from 2022 late-season catastrophes.

The policy acquisition cost ratio decreased for the three months ended March 31, 2023, primarily due to a change in the mix of business, including less premiums earned from personal lines that have a higher acquisition cost ratio and higher premiums earned from commercial lines that have a lower acquisition cost ratio than consumer lines.

The administrative expense ratio decreased for the three months ended March 31, 2023, reflecting the favorable impact of higher net premiums earned, partially offset by increased investment to support growth.

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

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2023	2022	Q-23 vs. Q-22
Net premiums written	$277	$253	9.4%
Net premiums written - constant dollars			10.4%
Net premiums earned	244	235	3.9%
Losses and loss expenses	112	115	(2.7)%
Policy acquisition costs	62	62	0.2%
Administrative expenses	9	9	9.0%
Underwriting income	61	49	23.2%
Net investment income	49	85	(41.6)%
Other (income) expense	(1)	—	NM
Segment income	$111	$134	(16.8)%
Loss and loss expense ratio:
CAY loss ratio excluding catastrophe losses	49.0%	49.9%	(0.9)	pts
Catastrophe losses	—	0.4%	(0.4)	pts
Prior period development	(3.3)%	(1.5)%	(1.8)	pts
Loss and loss expense ratio	45.7%	48.8%	(3.1)	pts
Policy acquisition cost ratio	25.6%	26.5%	(0.9)	pts
Administrative expense ratio	3.8%	3.7%	0.1	pts
Combined ratio	75.1%	79.0%	(3.9)	pts
NM - not meaningful

Catastrophe Losses and Prior Period Development

	Three Months Ended
	March 31
(in millions of U.S dollars)	2023	2022
Catastrophe losses	$—	$1
Favorable prior period development	$8	$3
Refer to Note 8 in the Consolidated Financial Statements for detail on prior period development.

Premiums
Net premiums written increased $24 million for the three months ended March 31, 2023, primarily due to continued growth in the portfolio, driven by new business.

Net premiums earned increased $9 million for the three months ended March 31, 2023, primarily reflecting the increase in net premiums written described above.

Combined Ratio
The loss and loss expense ratio and the CAY loss ratio excluding catastrophe losses decreased for the three months ended March 31, 2023, reflecting loss ratio improvement in multiple lines of business, including earned rate exceeding loss cost trends. The loss and loss expense ratio also benefited from more favorable prior period development and lower catastrophe losses.

The policy acquisition cost ratio decreased for the three months ended March 31, 2023, primarily due to a treaty written in the current quarter with a low acquisition cost ratio.

The administrative expense ratio increased for the three months ended March 31, 2023, primarily due to employee-related expenses, offset by the favorable impact of higher net premiums earned.

Life Insurance

The Life Insurance segment comprises our international life operations, which commencing in the third quarter of 2022, includes Cigna's A&H and life business in Korea, Taiwan, New Zealand, Hong Kong, and Indonesia, acquired on July 1, 2022. The Life Insurance segment also includes Chubb Tempest Life Re (Chubb Life Re), and the North American supplemental A&H and life business of Combined Insurance. Results for the three months ended March 31, 2022 are adjusted to reflect the adoption of LDTI. Refer to Note 1 c).

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2023	2022	Q-23 vs. Q-22
Net premiums written	$1,293	$576	124.4%
Net premiums written - constant dollars			128.7%
Net premiums earned	1,264	542	133.1%
Losses and loss expenses	32	24	33.3%
Policy benefits	712	311	128.9%
Policy acquisition costs	273	133	104.4%
Administrative expenses	167	84	100.0%
Net investment income	153	103	47.8%
Other (income) expense	(15)	(30)	(49.4)%
Amortization of purchased intangibles	4	2	58.5%
Segment income	$244	$121	102.0%

Premiums
Net premiums written increased $717 million, or $728 million on a constant-dollar basis, for the three months ended March 31, 2023. For our international life operations, net premiums written increased 237.7 percent primarily due to the acquisition of Cigna's business in Asia, which contributed $724 million. In addition, there was growth from new business in Latin America and Asia, principally in Hong Kong. Net premiums written in our North American Combined Insurance business declined 7.0 percent primarily due to the non-renewal of a large program.

Deposits
The following table presents deposits collected on universal life and investment contracts:

	Three Months Ended
	March 31			% Change
(in millions of U.S. dollars, except for percentages)	2023	2022	C$ 2022	Q-23 vs. Q-22	C$ Q-23 vs. Q-22
Deposits collected on universal life and investment contracts	$309	$557	$511	(44.4)%	(39.5)%

Deposits collected on universal life and investment contracts (life deposits) are not reflected as revenues in our Consolidated statements of operations in accordance with GAAP. New life deposits are an important component of production, and although they do not significantly affect current period income from operations, they are key to our efforts to grow our business. Life deposits collected decreased $248 million for the three months ended March 31, 2023, primarily in Taiwan, reflecting challenging market conditions for deposit products.

Life Insurance segment income
Life Insurance segment income increased $123 million for the three months ended March 31, 2023, reflecting $159 million of growth from the acquisition of Cigna's business in Asia, partially offset by lower income from our investment in Huatai, our partially-owned insurance entity in China.

Corporate

Corporate results primarily include the results of our non-insurance companies, income and expenses not attributable to reportable segments and loss and loss expenses of asbestos and environmental (A&E) liabilities and certain other non-A&E run-off exposures, including molestation. Results for the three months ended March 31, 2022 are adjusted to reflect the adoption of LDTI. Refer to Note 1 c).

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2023	2022	Q-23 vs. Q-22
Losses and loss expenses	$11	$10	22.9%
Administrative expenses	97	83	15.4%
Underwriting loss	108	93	16.1%
Net investment income (loss)	11	(5)	NM
Other (income) expense	(214)	(259)	(17.9)%
Amortization of purchased intangibles	42	46	(6.7)%
Net realized gains (losses)	(76)	22	NM
Market risk benefits gains (losses)	(115)	49	NM
Interest expense	160	132	21.6%
Cigna integration expenses	22	—	NM
Income tax expense	384	353	8.7%
Net loss	$(682)	$(299)	130.1%
NM - not meaningful

Administrative expenses increased $14 million for the three months ended March 31, 2023, primarily due to increased spending to support digital growth initiatives.

Cigna integration expenses of $22 million for the three months ended March 31, 2022, principally comprised legal and professional fees and all other costs directly related to the integration activities of the Cigna acquisition. These expenses are one-time in nature and are not related to the on-going business activities of the segments. The Chief Executive Officer does not manage segment results or allocate resources to segments when considering these costs and they are therefore excluded from our definition of segment income.

Refer to the respective sections that follow for a discussion of Net realized gains (losses), Net investment income (loss), Amortization of purchased intangibles, and Income tax expense (benefit). Refer to Notes 11 and 17 to the Consolidated Financial Statements for additional information on Market risk benefits gains (losses) and Other (income) expense, respectively.

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

The effect of market movements on our fixed maturities portfolio impacts Net income (through Net realized gains (losses)) when securities are sold, when we write down an asset, or when we record a change to the valuation allowance for expected credit losses. For a further discussion related to how we assess the valuation allowance for expected credit losses and the related impact on Net income, refer to Note 1 e) to the Consolidated Financial Statements in our 2022 Form 10-K. Additionally, Net income is impacted through the reporting of changes in the fair value of public and private equity securities and derivatives, including financial futures, options, and swaps. Changes in unrealized appreciation and depreciation on available for sale securities, resulting from the revaluation of securities held, changes in cumulative foreign currency translation adjustment, changes in current discount rate on future policy benefits, changes in instrument-specific credit risk on market risk benefits, unrealized postretirement benefit obligations liability adjustment, and cross-currency swaps designated as hedges for accounting purposes are reported as separate components of Accumulated other comprehensive income (loss) in Shareholders’ equity in the Consolidated balance sheets.
The following tables present our net realized and unrealized gains (losses):

	Three Months Ended March 31
			2023			2022
				(As Adjusted)
(in millions of U.S. dollars)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact
Fixed maturities	$(180)	$1,786	$1,606	$(136)	$(4,652)	$(4,788)
Fixed income and investment derivatives	(46)	—	(46)	47	—	47
Public equity
Sales	(5)	—	(5)	255	—	255
Mark-to-market	16	—	16	(199)	—	(199)
Private equity (less than 3 percent ownership)
Mark-to-market	15	—	15	55	—	55
Total investment portfolio	(200)	1,786	1,586	22	(4,652)	(4,630)
Other derivatives	(1)	—	(1)	1	—	1
Foreign exchange	131	(177)	(46)	74	67	141
Current discount rate on future policy benefits	—	(151)	(151)	—	435	435
Instrument-specific credit risk on market risk benefits	—	(3)	(3)	—	23	23
Other	(7)	(33)	(40)	(74)	19	(55)
Net gains (losses), pre-tax	$(77)	$1,422	$1,345	$23	$(4,108)	$(4,085)

Pre-tax net unrealized gains of $1,786 million in our investment portfolio for the three months ended March 31, 2023 were principally the result of a decrease in interest rates. In addition, there were pre-tax net realized losses of $200 million, comprising losses from sales of fixed maturities, derivative losses, and impairments on fixed income securities.

Effective Income Tax Rate
Our effective tax rate (ETR) reflects a mix of income or losses in jurisdictions with a wide range of tax rates, permanent differences between GAAP and local tax laws, and the impact of discrete items. A change in the geographic mix of earnings could impact our ETR.

For the three months ended March 31, 2023 our ETR was 16.9 percent compared to 15.3 percent in the prior year period. The increase in the ETR from the prior year period was due to an increase in income in higher tax rate jurisdictions driven by the Cigna acquisition and an increase in the enacted UK tax rate, partially offset by discrete tax items.

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
Three Months Ended
March 31, 2023
(in millions of U.S. dollars except for ratios)
Numerator
Losses and loss expenses/policy benefits	A	$2,729	$888	$140	$1,347	$112	$11	$5,227
Catastrophe losses and related adjustments
Catastrophe losses, net of related adjustments		(162)	(159)	(24)	(113)	—	—	(458)
Reinstatement premiums collected (expensed) on catastrophe losses		—	—	—	—	—	—	—
Catastrophe losses, gross of related adjustments		(162)	(159)	(24)	(113)	—	—	(458)
PPD and related adjustments
PPD, net of related adjustments - favorable (unfavorable)		72	(17)	—	143	8	(10)	196
Expense adjustments - unfavorable (favorable)		3	—	—	—	—	—	3
PPD reinstatement premiums - unfavorable (favorable)		—	(1)	—	—	—	—	(1)
PPD, gross of related adjustments - favorable (unfavorable)		75	(18)	—	143	8	(10)	198
CAY loss and loss expense ex CATs	B	$2,642	$711	$116	$1,377	$120	$1	$4,967
Policy acquisition costs and administrative expenses
Policy acquisition costs and administrative expenses	C	$908	$351	$18	$993	$71	$97	$2,438
Expense adjustments - favorable (unfavorable)		(3)	—	—	—	—	—	(3)
Policy acquisition costs and administrative expenses, adjusted	D	$905	$351	$18	$993	$71	$97	$2,435
Denominator
Net premiums earned	E	$4,369	$1,320	$159	$2,786	$244		$8,878
PPD reinstatement premiums - unfavorable (favorable)		—	(1)	—	—	—		(1)
Net premiums earned excluding adjustments	F	$4,369	$1,319	$159	$2,786	$244		$8,877
P&C Combined ratio
Loss and loss expense ratio	A/E	62.5%	67.3%	88.5%	48.4%	45.7%		58.9%
Policy acquisition cost and administrative expense ratio	C/E	20.7%	26.6%	10.7%	35.6%	29.4%		27.4%
P&C Combined ratio		83.2%	93.9%	99.2%	84.0%	75.1%		86.3%
CAY P&C Combined ratio ex CATs
Loss and loss expense ratio, adjusted	B/F	60.5%	53.9%	73.1%	49.4%	49.0%		55.9%
Policy acquisition cost and administrative expense ratio, adjusted	D/F	20.7%	26.7%	10.8%	35.7%	29.4%		27.5%
CAY P&C Combined ratio ex CATs		81.2%	80.6%	83.9%	85.1%	78.4%		83.4%
Combined ratio
Combined ratio								86.3%
Add: impact of gains and losses on crop derivatives								—%
P&C Combined ratio								86.3%
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
Three Months Ended
March 31, 2022
(in millions of U.S. dollars except for ratios)
Numerator
Losses and loss expenses/policy benefits	A	$2,497	$713	$(92)	$1,389	$115	$10	$4,632
Catastrophe losses and related adjustments
Catastrophe losses, net of related adjustments		(81)	(100)	—	(151)	(1)	—	(333)
Reinstatement premiums collected (expensed) on catastrophe losses		—	—	—	—	—	—	—
Catastrophe losses, gross of related adjustments		(81)	(100)	—	(151)	(1)	—	(333)
PPD and related adjustments
PPD, net of related adjustments - favorable (unfavorable)		108	51	26	60	3	(8)	240
Net premiums earned adjustments on PPD - unfavorable (favorable)		—	—	159	—	—	—	159
Expense adjustments - unfavorable (favorable)		6	—	(1)	—	—	—	5
PPD reinstatement premiums - unfavorable (favorable)		—	—	—	—	1	—	1
PPD, gross of related adjustments - favorable (unfavorable)		114	51	184	60	4	(8)	405
CAY loss and loss expense ex CATs	B	$2,530	$664	$92	$1,298	$118	$2	$4,704
Policy acquisition costs and administrative expenses
Policy acquisition costs and administrative expenses	C	$838	$329	$11	$948	$71	$83	$2,280
Expense adjustments - favorable (unfavorable)		(6)	—	1	—	—	—	(5)
Policy acquisition costs and administrative expenses, adjusted	D	$832	$329	$12	$948	$71	$83	$2,275
Denominator
Net premiums earned	E	$4,114	$1,247	$(29)	$2,628	$235		$8,195
Net premiums earned adjustments on PPD - unfavorable (favorable)		—	—	159	—	—		159
PPD reinstatement premiums - unfavorable (favorable)		—	—	—	—	1		1
Net premiums earned excluding adjustments	F	$4,114	$1,247	$130	$2,628	$236		$8,355
P&C Combined ratio
Loss and loss expense ratio	A/E	60.7%	57.2%	318.4%	52.9%	48.8%		56.5%
Policy acquisition cost and administrative expense ratio	C/E	20.4%	26.3%	(36.8)%	36.0%	30.2%		27.8%
P&C Combined ratio		81.1%	83.5%	281.6%	88.9%	79.0%		84.3%
CAY P&C Combined ratio ex CATs
Loss and loss expense ratio, adjusted	B/F	61.5%	53.3%	70.6%	49.4%	49.9%		56.3%
Policy acquisition cost and administrative expense ratio, adjusted	D/F	20.2%	26.3%	8.9%	36.1%	30.0%		27.2%
CAY P&C Combined ratio ex CATs		81.7%	79.6%	79.5%	85.5%	79.9%		83.5%
Combined ratio
Combined ratio								84.3%
Add: impact of gains and losses on crop derivatives								—
P&C Combined ratio								84.3%
Note: The ratios above are calculated using whole U.S. dollars. Accordingly, calculations using rounded amounts may differ. Letters A, B, C, D, E, and F included in the table are references for calculating the ratios above.

Amortization of Purchased Intangibles and Other Amortization
Amortization of purchased intangibles
Amortization expense related to purchased intangibles was $72 million and $71 million for the three months ended March 31, 2023 and 2022, respectively.

At March 31, 2023, the deferred tax liability associated with the Other intangible assets (excluding the fair value adjustment on Unpaid losses and loss expense) was $1,206 million.

The following table presents, as of March 31, 2023, the expected reduction to the deferred tax liability associated with the amortization of Other intangible assets, at current foreign currency exchange rates, for the second through fourth quarters of 2023 and for the next five years:

For the Years Ending December 31 (in millions of U.S. dollars)	Reduction to deferred tax liability associated with intangible assets
Second quarter of 2023	$16
Third quarter of 2023	16
Fourth quarter of 2023	16
2024	60
2025	55
2026	51
2027	48
2028	44
Total	$306

Amortization of the fair value adjustment on acquired invested assets and assumed long-term debt
The following table presents, as of March 31, 2023, the expected amortization expense of the fair value adjustment on acquired invested assets related to the acquisitions of Cigna's business in Asia and Chubb Corp, at current foreign currency exchange rates, and the expected amortization benefit from the fair value adjustment on assumed long-term debt related to the Chubb Corp acquisition for the second through fourth quarters of 2023 and for the next five years:

	Amortization (expense) benefit of the fair value adjustment on
For the Years Ending December 31 (in millions of U.S. dollars)	Acquired Cigna invested assets	Acquired Chubb Corp invested assets	Total acquired invested assets (1)	Assumed long-term debt (2)
Second quarter of 2023	$6	$(9)	$(3)	$5
Third quarter of 2023	6	(8)	(2)	5
Fourth quarter of 2023	5	(8)	(3)	6
2024	19	(20)	(1)	21
2025	17	(12)	5	21
2026	15	—	15	21
2027	13	—	13	21
2028	12	—	12	21
Total	$93	$(57)	$36	$121
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

Net Investment Income

	Three Months Ended March 31
(in millions of U.S. dollars)	2023	2022
Fixed maturities (1)	$1,062	$799
Short-term investments	38	9
Other interest income	17	3
Equity securities	9	38
Other investments	26	19
Gross investment income (1)	1,152	868
Investment expenses	(45)	(46)
Net investment income (1)	$1,107	$822
(1) Includes amortization expense related to fair value adjustment of acquired invested assets	$(2)	$(16)

Net investment income is influenced by a number of factors including the amounts and timing of inward and outward cash flows, the level of interest rates, and changes in overall asset allocation. Net investment income increased 34.7 percent for the three months ended March 31, 2023, primarily due to higher reinvestment rates on fixed maturities.

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

	Three Months Ended March 31
(in millions of U.S. dollars)	2023	2022
Total mark-to-market gain on private equity, pre-tax	$257	$310

Interest Expense
Interest expense for the three months ended March 31, 2023, comprised $165 million related to fixed expenses on existing debt obligations and variable expenses, and a $5 million benefit related to the amortization of the fair value of debt assumed in the Chubb Corp acquisition. The variable expenses relate to fees from the usage of certain facilities, including letters of credit, and interest on held collateral and repurchase agreements. Interest expense for the first quarter of 2023 was higher than expected primarily due to rising interest rates on held collateral. Based on our existing fixed debt obligations and projected variable expenses, we now expect pre-tax interest expense on these items to be approximately $495 million for the remainder of 2023, or $165 million each quarter. For more information on our debt obligations, refer to Note 9 to the Consolidated Financial Statements, under Item 8 in our 2022 Form 10-K.

Investments
Our investment portfolio is invested primarily in publicly traded, investment grade, fixed income securities with an average credit quality of A/A as rated by the independent investment rating services Standard and Poor’s (S&P)/Moody’s Investors Service (Moody’s) at March 31, 2023. The portfolio is externally managed by independent, professional investment managers and is broadly diversified across geographies, sectors, and issuers. Other investments principally comprise direct investments, investment funds, and limited partnerships. We hold no collateralized debt obligations in our investment portfolio, and we provide no credit default protection. We have long-standing global credit limits for our entire portfolio across the organization. Exposures are aggregated, monitored, and actively managed by our Global Credit Committee, comprising senior executives, including our Chief Financial Officer, our Chief Risk Officer, our Chief Investment Officer, and our Treasurer. We also have well-established, strict contractual investment rules requiring managers to maintain highly diversified exposures to individual issuers and closely monitor investment manager compliance with portfolio guidelines.

The average duration of our fixed income securities, including the effect of options and swaps, was 4.7 years and 4.5 years at March 31, 2023, and December 31, 2022, respectively. We estimate that a 100 basis point (bps) increase in interest rates would reduce the valuation of our fixed income portfolio by approximately $4.7 billion at March 31, 2023. The following table shows the fair value and cost/amortized cost, net of valuation allowance, of our invested assets:

	March 31, 2023		December 31, 2022
(in millions of U.S. dollars)	Fair Value	Cost/ Amortized Cost, Net	Fair Value	Cost/ Amortized Cost, Net
Fixed maturities available for sale	$88,364	$94,541	$85,220	$93,186
Fixed maturities held to maturity	8,109	8,425	8,439	8,848
Short-term investments	3,693	3,695	4,960	4,962
Fixed income securities	100,166	106,661	98,619	106,996
Equity securities	942	942	827	827
Other investments	14,192	14,192	13,696	13,696
Total investments	$115,300	$121,795	$113,142	$121,519

The fair value of our total investments increased $2.2 billion during the three months ended March 31, 2023, primarily due to the investing of operating cash flow and unrealized gains on fixed maturities due to decreasing interest rates. This increase was partially offset by the payment of our $475 million 2.7 percent senior notes due March 2023 and share repurchases.

The following tables present the fair value of our fixed income securities at March 31, 2023, and December 31, 2022. The first table lists investments according to type and second according to S&P credit rating:

	March 31, 2023		December 31, 2022
(in millions of U.S. dollars, except for percentages)	Fair Value	% of Total	Fair Value	% of Total
U.S. Treasury / Agency	$4,019	4%	$3,996	4%
Corporate and asset-backed securities	40,036	40%	38,535	40%
Mortgage-backed securities	17,384	17%	17,202	17%
Municipal	6,606	7%	6,964	7%
Non-U.S.	28,428	28%	26,962	27%
Short-term investments	3,693	4%	4,960	5%
Total	$100,166	100%	$98,619	100%
AAA	$13,679	14%	$14,779	15%
AA	31,505	32%	31,195	32%
A	18,971	19%	18,366	19%
BBB	17,837	18%	16,802	17%
BB	9,245	9%	8,722	9%
B	8,465	8%	8,347	8%
Other	464	—%	408	—%
Total	$100,166	100%	$98,619	100%

Corporate and asset-backed securities
The following table presents our 10 largest global exposures to corporate bonds by fair value at March 31, 2023:

(in millions of U.S. dollars)	Fair Value
Bank of America Corp	$763
Morgan Stanley	688
JP Morgan Chase & Co	672
Wells Fargo & Co	594
Citigroup Inc	535
Goldman Sachs Group Inc	528
Verizon Communications Inc	382
HSBC Holdings Plc	367
Comcast Corp	355
Anheuser-Busch InBev SA/NV	328

Mortgage-backed securities
The following table shows the fair value and amortized cost, net of valuation allowance, of our mortgage-backed securities:

	S&P Credit Rating					Fair Value	Amortized Cost, Net
March 31, 2023 (in millions of U.S. dollars)	AAA	AA	A	BBB	BB and below	Total	Total
Agency residential mortgage-backed securities (RMBS)	$7	$14,390	$—	$—	$—	$14,397	$15,956
Non-agency RMBS	550	47	47	34	7	685	769
Commercial mortgage-backed securities	1,958	196	132	13	3	2,302	2,508
Total mortgage-backed securities	$2,515	$14,633	$179	$47	$10	$17,384	$19,233

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

Our non-U.S. investment grade fixed income portfolios are currency-matched with the insurance liabilities of our non-U.S. operations. The average credit quality of our non-U.S. fixed income securities is A and 44 percent of our holdings are rated AAA or guaranteed by governments or quasi-government agencies. Within the context of these investment portfolios, our government and corporate bond holdings are highly diversified across industries and geographies. Issuer limits are based on credit rating (AA—two percent, A—one percent, BBB—0.5 percent of the total portfolio) and are monitored daily via an internal compliance system. We manage our indirect exposure using the same credit rating based investment approach. Accordingly, we do not believe our indirect exposure is material.
The following table summarizes the fair value and amortized cost, net of valuation allowance, of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. government securities at March 31, 2023:

(in millions of U.S. dollars)	Fair Value	Amortized Cost, Net
Republic of Korea	$1,700	$1,697
Taiwan	943	919
Canada	925	963
Province of Ontario	593	620
United Mexican States	549	582
Federative Republic of Brazil	537	546
Kingdom of Thailand	536	508
Commonwealth of Australia	479	523
Socialist Republic of Vietnam	439	360
United Kingdom	398	433
Other Non-U.S. Government Securities	4,981	5,322
Total	$12,080	$12,473

The following table summarizes the fair value and amortized cost, net of valuation allowance, of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. corporate securities at March 31, 2023:

(in millions of U.S. dollars)	Fair Value	Amortized Cost, Net
United Kingdom	$2,353	$2,527
Canada	1,964	2,062
South Korea	1,321	1,333
United States (1)	1,199	1,292
France	1,167	1,255
Australia	976	1,046
Japan	741	787
Netherlands	536	572
Germany	510	560
Switzerland	470	522
Other Non-U.S. Corporate Securities	5,111	5,477
Total	$16,348	$17,433
(1)     The countries that are listed in the non-U.S. corporate fixed income portfolio above represent the ultimate parent company's country of risk. Non-U.S. corporate securities could be issued by foreign subsidiaries of U.S. corporations.

Below-investment grade corporate fixed income portfolio
Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss from default by the borrower is greater with below-investment grade securities. Below-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than investment grade issuers. At March 31, 2023, our corporate fixed income investment portfolio included below-investment grade and non-rated securities which, in total, comprised approximately 16 percent of our fixed income portfolio. Our below-investment grade and non-rated portfolio includes over 1,700 issuers, with the greatest single exposure being $156 million.

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

The following table presents a roll-forward of our unpaid losses and loss expenses:

(in millions of U.S. dollars)	Gross Losses	Reinsurance Recoverable (1)	Net Losses
Balance at December 31, 2022	$75,747	$17,086	$58,661
Losses and loss expenses incurred	6,306	1,158	5,148
Losses and loss expenses paid	(6,315)	(1,599)	(4,716)
Other (including foreign exchange translation)	(321)	(125)	(196)
Balance at March 31, 2023	$75,417	$16,520	$58,897
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

Refer to Note 8 to the Consolidated Financial Statements for a discussion on the changes in the loss reserves.

Future policy benefits

Effective January 1, 2023, Chubb adopted the long-duration targeted improvement (LDTI) U.S. GAAP accounting guidance which affects the recognition, measurement, presentation, and disclosure requirements for long-duration contracts. For a discussion of our critical accounting estimates, refer to Item 7 in our 2022 Form 10-K.

Asbestos and Environmental (A&E)
There was no significant A&E reserve activity during the three months ended March 31, 2023. A&E reserves are included in Corporate. Refer to our 2022 Form 10-K for further information on our A&E exposures.

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

Catastrophe Management
We actively monitor and manage our catastrophe risk accumulation around the world from natural perils, including setting risk limits based on probable maximum loss (PML) and purchasing catastrophe reinsurance, to ensure sufficient liquidity and capital to meet the expectations of regulators, rating agencies, and policyholders, and to provide shareholders with an appropriate risk-adjusted return. Chubb uses internal and external data together with sophisticated, analytical catastrophe loss and risk modeling techniques to ensure an appropriate understanding of risk, including diversification and correlation effects, across different product lines and territories. The table below presents our modeled pre-tax estimates of natural catastrophe PML, net of reinsurance, at March 31, 2023, and does not represent our expected catastrophe losses for any one year.

	Modeled Net Probable Maximum Loss (PML) Pre-tax
	Worldwide (1)		U.S. Hurricane (2)		California Earthquake (3)
	Annual Aggregate		Annual Aggregate		Single Occurrence
(in millions of U.S. dollars, except for percentages)	Chubb	% of Total Shareholders’ Equity	Chubb	% of Total Shareholders’ Equity	Chubb	% of Total Shareholders’ Equity
1-in-10	$2,303	4.3%	$1,215	2.3%	$141	0.3%
1-in-100	$5,134	9.7%	$3,441	6.5%	$1,401	2.6%
1-in-250	$8,557	16.1%	$6,493	12.3%	$1,638	3.1%
(1)    Worldwide aggregate is comprised of losses arising from tropical cyclones, convective storms, earthquakes, U.S. wildfires, and floods in the U.S., Canada, and Europe, and excludes "non-modeled" perils such as man-made and other catastrophe risks including pandemic.
(2)    U.S. hurricane losses include losses from wind, storm-surge, and related precipitation-induced flooding.
(3)    California earthquakes include the fire-following sub-peril.

The PML for worldwide and key U.S. peril regions are based on our in-force portfolio at January 1, 2023, and reflect the April 1, 2023, reinsurance program (see Global Property Catastrophe Reinsurance Program section) as well as inuring reinsurance protection coverages. These estimates assume that reinsurance recoverable is fully collectible.

According to the model, for the 1-in-100 return period scenario, there is a one percent chance that our pre-tax annual aggregate losses incurred in any year from U.S. hurricane events could be in excess of $3,441 million (or 6.5 percent of our total shareholders’ equity at March 31, 2023). Effective December 31, 2022, our worldwide PMLs include losses from floods in Canada and Europe. Additionally, U.S. hurricane PMLs include losses from hurricane related precipitation-induced flooding.

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
•The potential effects of climate change add to modeling complexity; and
•Changing climate conditions could impact our exposure to natural catastrophe risks. Published studies by leading government, academic, and professional organizations combined with extensive research by Chubb climate scientists reveal the potential for increases in the frequency and severity of key natural perils such as tropical cyclones, inland flood, and wildfire. To understand the potential impacts on the Chubb portfolio, we have conducted stress tests on our peak exposure zone, namely in the U.S., using parameters outlined by the Intergovernmental Panel on Climate Change (IPCC) Climate Change 2021 report. These parameters consider the impacts of climate change and the resulting climate peril impacts over a timescale relevant to our business. The tests are conducted by adjusting our baseline view of risk for the perils of hurricane, inland flood, and wildfire in the U.S. to reflect increases in frequency and severity across the modeled domains for each of these perils. Based on these tests against the Chubb portfolio we do not expect material impacts to our baseline PMLs from climate change through December 31, 2023. These tests reflect current exposures only and exclude potentially mitigating factors such as changes to building codes, public or private risk mitigation, regulation, and public policy.

Refer to Item 7 in our 2022 Form 10-K for more information on man-made and other catastrophes.

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

Chubb renewed its Global Property Catastrophe Reinsurance Program for our North American and International operations effective April 1, 2023, through March 31, 2024, with no material changes in coverage from the expiring program. The program consists of three layers in excess of losses retained by Chubb on a per occurrence basis. In addition, Chubb renewed its terrorism coverage (excluding nuclear, biological, chemical and radiation coverage, with an inclusion of coverage for biological and chemical coverage for personal lines) for the United States from April 1, 2023, through March 31, 2024, with the same limits and retention and percentage placed except that the majority of terrorism coverage is on an aggregate basis above our retentions without a reinstatement.

Loss Location	Layer of Loss	Comments	Notes
United States (excluding Alaska and Hawaii)	$0 million – $1.1 billion	Losses retained by Chubb	(a)
United States (excluding Alaska and Hawaii)	$1.1 billion – $1.25 billion	All natural perils and terrorism	(b)
United States (excluding Alaska and Hawaii)	$1.25 billion – $2.35 billion	All natural perils and terrorism	(c)
United States (excluding Alaska and Hawaii)	$2.35 billion – $3.5 billion	All natural perils and terrorism	(d)
International (including Alaska and Hawaii)	$0 million – $200 million	Losses retained by Chubb	(a)
International (including Alaska and Hawaii)	$200 million – $1.3 billion	All natural perils and terrorism	(c)
Alaska, Hawaii, and Canada	$1.3 billion – $2.45 billion	All natural perils and terrorism	(d)
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

Capital Resources
Capital resources consist of funds deployed or available to be deployed to support our business operations.

	March 31	December 31
	2023	2022
(in millions of U.S. dollars, except for ratios)		As Adjusted
Short-term debt	$—	$475
Long-term debt	14,375	14,402
Total financial debt	14,375	14,877
Trust preferred securities	308	308
Total shareholders’ equity	52,987	50,519
Total capitalization	$67,670	$65,704
Ratio of financial debt to total capitalization	21.2%	22.6%
Ratio of financial debt plus trust preferred securities to total capitalization	21.7%	23.1%

Repurchase agreements are excluded from the table above and are disclosed separately from short-term debt in the Consolidated balance sheets. The repurchase agreements are collateralized borrowings where we maintain the right and ability to redeem the collateral on short notice, unlike short-term debt which comprises the current maturities of our long-term debt instruments.

For the three months ended March 31, 2023, we repurchased $428 million of Common Shares in a series of open market transactions under the Board of Directors (Board) share repurchase authorization. At March 31, 2023, there were 32,217,934 Common Shares in treasury with a weighted-average cost of $165.77 per share, and $1.2 billion in share repurchase authorization remained through June 30, 2023. For the period April 1, 2023, through May 1, 2023, we repurchased 215,400 Common Shares for a total of $43 million in a series of open market transactions under the share repurchase authorization. At May 1, 2023, $1.2 billion in share repurchase authorization remained.

We generally maintain the ability to issue certain classes of debt and equity securities via a Securities and Exchange Commission (SEC) shelf registration statement which is renewed every three years. This allows us capital market access for refinancing as well as for unforeseen or opportunistic capital needs.

Dividends
We have paid dividends each quarter since we became a public company in 1993. Under Swiss law, dividends must be stated in Swiss francs though dividend payments are made by Chubb in U.S. dollars. Refer to Note 14 to the Consolidated Financial Statements for a discussion of our dividend methodology.

At our May 2022 annual general meeting, our shareholders approved an annual dividend for the following year of up to $3.32 per share, or CHF 3.22 per share, calculated using the USD/CHF exchange rate as published in the Wall Street Journal on May 19, 2022, expected to be paid in four quarterly installments of $0.83 per share after the general meeting by way of a distribution from capital contribution reserves, transferred to free reserves for payment. The Board determines the record and payment dates at which the annual dividend may be paid until the date of the 2023 annual general meeting, and is authorized to abstain from distributing a dividend at its discretion. The four quarterly installments each of $0.83 per share were distributed by the Board as expected. The annual dividend approved in May 2022 represented a $0.12 per share increase ($0.03 per quarter) over the prior year dividend.

The following table represents dividends paid per Common Share to shareholders of record on each of the following dates:

Shareholders of record as of:	Dividends paid as of:
December 16, 2022	January 6, 2023	$0.83 (CHF 0.79)
March 17, 2023	April 10, 2023	$0.83 (CHF 0.77)

Liquidity
We anticipate that positive cash flows from operations (underwriting activities and investment income) should be sufficient to cover cash outflows under most loss scenarios for the near term. In addition to cash from operations, routine sales of investments, and financing arrangements, we have agreements with a third-party bank provider which implemented two international multi-currency notional cash pooling programs to enhance cash management efficiency during periods of short-term timing mismatches between expected inflows and outflows of cash by currency. The programs allow us to optimize investment income by avoiding portfolio disruption. Should the need arise, we generally have access to capital markets and to credit facilities with letter of credit capacity of $4.0 billion, $3.0 billion of which can be used for revolving credit. At March 31, 2023, our usage under these facilities was $1.4 billion in letters of credit. Our access to credit under these facilities is dependent on the ability of the banks that are a party to the facilities to meet their funding commitments. The facilities require that we maintain certain financial covenants, all of which we met at March 31, 2023. Should the existing credit providers on these facilities experience financial difficulty, we may be required to replace credit sources, possibly in a difficult market. If we cannot obtain adequate capital or sources of credit on favorable terms, on a timely basis, or at all, our business, operating results, and financial condition could be adversely affected. To date, we have not experienced difficulty accessing our credit facility or establishing additional facilities when needed.

The payment of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction, as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies. During the three months ended March 31, 2023, we were able to meet all our obligations, including the payments of dividends on our Common Shares, with our net cash flows.

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions as well as the subsidiary’s financial condition are paramount to the dividend decision. Chubb Limited received dividends of $225 million and $1.0 billion from its Bermuda subsidiaries during the three months ended March 31, 2023 and 2022, respectively.

The U.S. insurance subsidiaries of Chubb INA Holdings Inc. (Chubb INA) may pay dividends, without prior regulatory approval, subject to restrictions set out in state law of the subsidiary’s domicile (or, if applicable, commercial domicile). Chubb INA’s international subsidiaries are also subject to insurance laws and regulations particular to the countries in which the subsidiaries operate. These laws and regulations sometimes include restrictions that limit the amount of dividends payable without prior approval of regulatory insurance authorities. Chubb Limited received no dividends from Chubb INA during the three months ended March 31, 2023 and 2022. Debt issued by Chubb INA is serviced by statutorily permissible distributions by Chubb INA’s insurance subsidiaries to Chubb INA as well as other group resources. Chubb INA received no dividends from its subsidiaries during the three months ended March 31, 2023 and 2022.

Cash Flows
Our sources of liquidity include cash from operations, routine sales of investments, and financing arrangements. The following is a discussion of our cash flows for the three months ended March 31, 2023 and 2022.

Operating cash flows were $2.3 billion in the three months ended March 31, 2023, compared to $2.4 billion in the prior year period.

Cash used for investing was $570 million in the three months ended March 31, 2023, compared to $995 million in the prior year period, a decrease of $425 million. Cash used for investing in the current period included lower private equity contributions, net of distributions received, of $351 million and lower net purchases of equity securities and fixed maturities of $148 million.

Cash used for financing was $1.4 billion in the three months ended March 31, 2023, compared to $1.3 billion in the prior year period. The increase of $108 million is from the repayment of long-term debt of $475 million in the current year, partially offset by fewer common shares repurchased of $456 million.

We use repurchase agreements as a low-cost alternative. At March 31, 2023, there were $1.4 billion in repurchase agreements outstanding with various maturities over the next two months.

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

The following table presents the condensed balance sheets of Chubb Limited and Chubb INA Holdings Inc., after elimination of investment in any non-guarantor subsidiary:

	Chubb Limited (Parent Guarantor)		Chubb INA Holdings Inc. (Subsidiary Issuer)
	March 31	December 31	March 31	December 31
(in millions of U.S. dollars)	2023	2022	2023	2022
Assets
Investments	$—	$—	$137	$135
Cash	3	40	2	2
Due from parent guarantor/subsidiary issuer	3	2	1,128	586
Due from subsidiaries that are not issuers or guarantors	1,805	1,791	562	598
Other assets	6	16	2,208	2,106
Total assets	$1,817	$1,849	$4,037	$3,427
Liabilities
Due to parent guarantor/subsidiary issuer	$1,128	$586	$3	$2
Due to subsidiaries that are not issuers or guarantors	257	248	1,671	1,710
Affiliated notional cash pooling programs	343	252	2,656	1,496
Short-term debt	—	—	—	475
Long-term debt	—	—	14,375	14,402
Trust preferred securities	—	—	308	308
Other liabilities	509	616	1,474	1,305
Total liabilities	2,237	1,702	20,487	19,698
Total shareholders’ equity	(420)	147	(16,450)	(16,271)
Total liabilities and shareholders’ equity	$1,817	$1,849	$4,037	$3,427

The following table presents the condensed statements of operations and comprehensive income of Chubb Limited and Chubb INA Holdings Inc., excluding equity in earnings from non-guarantor subsidiaries:

Three Months Ended March 31, 2023	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)
(in millions of U.S. dollars)
Net investment income (loss)	$(2)	$(22)
Net realized gains (losses)	18	57
Administrative expenses	29	(5)
Interest (income) expense	(7)	117
Other (income) expense	(11)	28
Income tax expense (benefit)	2	(49)
Net income (loss)	$3	$(56)
Comprehensive income (loss)	$3	$(186)

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Refer to Item 7A included in our 2022 Form 10-K.

Foreign currency management
As a global company, Chubb entities transact business in multiple currencies. Our policy is to generally match assets, liabilities and required capital for each individual jurisdiction in local currency, which would include the use of derivatives. We occasionally engage in hedging activity for planned cross border transactions. For an estimated impact of foreign currency movement on our net assets denominated in non-U.S. currencies, refer to Item 7A in our 2022 Form 10-K. This information will be updated and disclosed in interim filings if our net assets in non-U.S. currencies change materially from the December 31, 2022, balances disclosed in the 2022 Form 10-K.

Reinsurance of market risk benefits
Effective January 1, 2023, we adopted new U.S. GAAP accounting guidance for long-duration contracts that affects the accounting for GMDB and GLB liabilities, collectively referred to as market risk benefits (MRB). MRB are measured at fair value using a valuation model based on current net exposures, market data, our experience, and other factors. Changes in fair value are recorded to Market risk benefits gains (losses) in the Consolidated statements of operations, except for the change in fair value due to a change in the instrument-specific credit risk which will be recognized in Other comprehensive income.

Chubb views its MRB reinsurance business as having a similar risk profile to that of catastrophe reinsurance, with the probability of long-term economic loss relatively small at the time of pricing. Adverse changes in market factors and policyholder behavior will have an impact on both MRB gains (losses) and net income. When evaluating these risks, we expect to be compensated for taking both the risk of a cumulative long-term economic net loss, as well as the short-term accounting variations caused by these market movements. Therefore, we evaluate this business in terms of its long-term economic risk and reward.

The tables below are estimates of the sensitivities to instantaneous changes in economic inputs (e.g., equity shock, interest rate shock etc.) at March 31, 2023, of both the fair value of the MRB liability (FVL) and the fair value of specific derivative instruments held (hedge value) to partially offset the risk in the MRB reinsurance portfolio. The following assumptions should be considered when using the below tables:

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

•The hedge sensitivity is from March 31, 2023, market levels and only applicable to the equity and interest rate sensitivities table below.

•The sensitivities do not scale linearly and may be proportionally greater for larger movements in the market factors. Actual sensitivity of our net income may differ from those disclosed in the tables below due to fluctuations in short-term market movements.

Sensitivities to equity and interest rate movements
(in millions of U.S. dollars)		Worldwide Equity Shock
Interest Rate Shock		+10%	Flat	-10%	-20%	-30%	-40%
+100 bps	(Increase)/decrease in FVL	$300	$197	$73	$(89)	$(295)	$(541)
	Increase/(decrease) in hedge value	(97)	—	97	194	291	388
	Increase/(decrease) in net income	$203	$197	$170	$105	$(4)	$(153)
Flat	(Increase)/decrease in FVL	$120	$—	$(154)	$(349)	$(581)	$(854)
	Increase/(decrease) in hedge value	(97)	—	97	194	291	388
	Increase/(decrease) in net income	$23	$—	$(57)	$(155)	$(290)	$(466)
-100 bps	(Increase)/decrease in FVL	$(100)	$(249)	$(434)	$(653)	$(911)	$(1,207)
	Increase/(decrease) in hedge value	(97)	—	97	194	291	388
	Increase/(decrease) in net income	$(197)	$(249)	$(337)	$(459)	$(620)	$(819)

Sensitivities to Other Economic Variables		AA-rated Credit Spreads		Interest Rate Volatility		Equity Volatility
(in millions of U.S. dollars)		+100 bps	-100 bps	+2%	-2%	+2%	-2%
(Increase)/decrease in FVL		$58	$(65)	$(1)	$1	$(18)	$17
Increase/(decrease) in net income		$58	$(65)	$(1)	$1	$(18)	$17

Market Risk Benefits Net Amount at Risk
All our MRB reinsurance treaties include annual or aggregate claim limits and many include an aggregate deductible which limit the net amount at risk under these programs. The tables below present the net amount at risk at March 31, 2023, following an immediate change in equity market levels, assuming all global equity markets are impacted equally.

a) Reinsurance covering the GMDB risk only

	Equity Shock
(in millions of U.S. dollars)	+20%	Flat	-20%	-40%	-60%	-80%
GMDB net amount at risk	$255	$373	$665	$791	$736	$610
Claims at 100% immediate mortality	149	158	154	146	132	118

The treaty limits function as a ceiling as equity markets fall. As the shocks in the table above become incrementally more negative, the impacts begin to drop due to the specific nature of these claim limits, many of which are annual claim limits calculated as a percentage of the reinsured account value. There is also an impact due to a portion of the reinsurance under which claims are positively correlated to equity markets (claims decrease as equity markets fall).

b) Reinsurance covering the GLB risk only

	Equity Shock
(in millions of U.S. dollars)	+20%	Flat	-20%	-40%	-60%	-80%
GLB net amount at risk	$1,010	$1,370	$1,973	$2,414	$2,799	$3,024

The treaty limits cause the net amount at risk to increase at a declining rate as equity markets fall.
c) Reinsurance covering both the GMDB and GLB risks on the same underlying policyholders

	Equity Shock
(in millions of U.S. dollars)	+20%	Flat	-20%	-40%	-60%	-80%
GMDB net amount at risk	$45	$55	$66	$77	$85	$92
GLB net amount at risk	399	498	621	746	868	881
Claims at 100% immediate mortality	32	32	32	31	31	31

The treaty limits cause the GMDB and GLB net amount at risk to increase at a declining rate as equity markets fall.

ITEM 4. Controls and Procedures
Chubb’s management, with the participation of Chubb’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Chubb’s disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as of March 31, 2023. Based upon that evaluation, Chubb’s Chief Executive Officer and Chief Financial Officer concluded that Chubb’s disclosure controls and procedures are effective in allowing information required to be disclosed in reports filed under the Securities Exchange Act of 1934 to be recorded, processed, summarized, and reported within time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to Chubb’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
On July 1, 2022, we acquired the personal accident, supplemental health, and life insurance business of Cigna in several Asian markets (Cigna Asia business). As of and for the three months ended March 31, 2023, Cigna's Asia business represented approximately 7 percent of consolidated revenues and 3 percent of total assets. We currently exclude, and are in the process of working to incorporate, Cigna's Asia business in our evaluation of internal controls over financial reporting, and related disclosure controls and procedures.
Other than working to incorporate Cigna's Asia business as noted above, there have been no changes in Chubb's internal controls over financial reporting during the three months ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, Chubb's internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings
The information required with respect to this item is included in Note 13 h) to the Consolidated Financial Statements, which is hereby incorporated herein by reference.

ITEM 1A. Risk Factors
There have been no material changes to the risk factors described under "Risk Factors" under Item 1A of Part I of our 2022 Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

Issuer’s Repurchases of Equity Securities
The following table provides information with respect to purchases by Chubb of its Common Shares during the three months ended March 31, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan (3)
January 1 through January 31	1,500	$226.70	—	$1.62	billion
February 1 through February 28	2,114,627	$212.20	1,865,900	$1.22	billion
March 1 through March 31	258,202	$215.38	144,500	$1.19	billion
Total	2,374,329	$212.56	2,010,400
(1)This column represents open market share repurchases and the surrender to Chubb of Common Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and to cover the cost of the exercise of options by employees through stock swaps.
(2)The aggregate value of shares purchased in the three months ended March 31, 2023 as part of the publicly announced plan was $428 million. Refer to Note 14 to the Consolidated Financial Statements for more information on the Chubb Limited securities repurchase authorizations.
(3)For the period April 1, 2023 through May 1, 2023, we repurchased 215,400 Common Shares for a total of $43 million in a series of open market transactions. As of May 1, 2023, $1.15 billion in share repurchase authorization remained through June 30, 2023.

ITEM 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
3.1	Articles of Association of the Company, as amended and restated	8-K	3.1	August 9, 2022

3.2	Organizational Regulations of the Company, as amended	10-K	3.2	February 24, 2023

4.1	Articles of Association of the Company, as amended and restated	8-K	4.1	August 9, 2022

4.2	Organizational Regulations of the Company, as amended	10-K	4.2	February 24, 2023

10.1*	Form of Performance Based Restricted Stock Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Swiss Executive Management				X

10.2*	Form of Performance Based Restricted Stock Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Executive Officers				X

10.3*	Chubb US Deferred Compensation Plan (as amended and restated effective January 1, 2023)	10-K	10.79	February 24, 2023

22.1	Guaranteed Securities				X

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

101.1	The following financial information from Chubb Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in Inline XBRL:
	(i) Consolidated Balance Sheets at March 31, 2023, and December 31, 2022; (ii) Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2023 and 2022; (iii) Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2023 and 2022; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022; and (v) Notes to Consolidated Financial Statements				X

104.1	The Cover Page Interactive Data File formatted in Inline XBRL (The cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101.1)

* Management contract, compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHUBB LIMITED
(Registrant)

May 2, 2023	/s/ Evan G. Greenberg
Evan G. Greenberg
Chairman and Chief Executive Officer

May 2, 2023	/s/ Peter C. Enns
Peter C. Enns
Executive Vice President and Chief Financial Officer