Form 10-Q
period 2023-06-30
Chubb Ltd
filed 2023-07-28
CIK 896159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023
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
+41 (0)43 456 76 00
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, par value CHF 0.50 per share	CB	New York Stock Exchange
Guarantee of Chubb INA Holdings Inc. 0.30% Senior Notes due 2024	CB/24A	New York Stock Exchange
Guarantee of Chubb INA Holdings Inc. 0.875% Senior Notes due 2027	CB/27	New York Stock Exchange
Guarantee of Chubb INA Holdings Inc. 1.55% Senior Notes due 2028	CB/28	New York Stock Exchange
Guarantee of Chubb INA Holdings Inc. 0.875% Senior Notes due 2029	CB/29A	New York Stock Exchange
Guarantee of Chubb INA Holdings Inc. 1.40% Senior Notes due 2031	CB/31	New York Stock Exchange
Guarantee of Chubb INA Holdings Inc. 2.50% Senior Notes due 2038	CB/38A	New York Stock Exchange
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
Yes  ☐                                               No  ☑
The number of registrant’s Common Shares (CHF 0.50 par value) outstanding as of July 21, 2023 was 410,734,972.

CHUBB LIMITED
INDEX TO FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements
CONSOLIDATED BALANCE SHEETS (Unaudited)
Chubb Limited and Subsidiaries

	June 30	December 31
	2023	2022
(in millions of U.S. dollars, except share and per share data)		As Adjusted
Assets
Investments
Fixed maturities available for sale, at fair value, net of valuation allowance - $193 and $169 (amortized cost – $104,224 and $93,355)	$96,789	$85,220
Fixed maturities held to maturity, at amortized cost, net of valuation allowance - nil and $34 (fair value – nil and $8,439)	—	8,848
Equity securities, at fair value	1,043	827
Short-term investments, at fair value (amortized cost – $4,099 and $4,962)	4,097	4,960
Other investments, at fair value	14,707	13,696
Total investments	116,636	113,551
Cash	2,285	2,012
Restricted cash	90	115
Securities lending collateral	1,525	1,523
Accrued investment income	983	941
Insurance and reinsurance balances receivable, net of valuation allowance - $52 and $52	14,128	11,933
Reinsurance recoverable on losses and loss expenses, net of valuation allowance - $361 and $351	18,398	18,859
Reinsurance recoverable on policy benefits	315	302
Deferred policy acquisition costs	6,666	6,031
Value of business acquired	3,575	3,702
Goodwill	16,322	16,228
Other intangible assets	5,320	5,441
Prepaid reinsurance premiums	3,599	3,136
Investments in partially-owned insurance companies	3,542	2,507
Separate account assets	5,574	5,190
Other assets	6,490	7,546
Total assets	$205,448	$199,017
Liabilities
Unpaid losses and loss expenses	$76,480	$75,747
Unearned premiums	21,860	19,713
Future policy benefits	11,064	10,476
Market risk benefits	722	800
Policyholders' account balances	3,215	3,140
Separate account liabilities	5,574	5,190
Insurance and reinsurance balances payable	8,429	7,780
Securities lending payable	1,525	1,523
Accounts payable, accrued expenses, and other liabilities	6,864	7,148
Deferred tax liabilities	533	377
Repurchase agreements	1,518	1,419
Short-term debt	699	475
Long-term debt	13,782	14,402
Trust preferred securities	308	308
Total liabilities	152,573	148,498
Commitments and contingencies (refer to Note 13)
Shareholders’ equity
Common Shares (CHF 0.50 and 24.15 par value; 431,451,586 and 446,376,614 shares issued; 410,691,354 and 414,594,856 shares outstanding)	241	10,346
Common Shares in treasury (20,760,232 and 31,781,758 shares)	(3,174)	(5,113)
Additional paid-in capital	16,163	7,166
Retained earnings	49,467	48,305
Accumulated other comprehensive income (loss) (AOCI)	(9,822)	(10,185)
Total shareholders’ equity	52,875	50,519
Total liabilities and shareholders’ equity	$205,448	$199,017
See accompanying notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended		Six Months Ended
	June 30		June 30
	2023	2022	2023	2022
(in millions of U.S. dollars, except per share data)		As Adjusted		As Adjusted
Revenues
Net premiums written	$11,951	$10,293	$22,661	$19,482
Increase in unearned premiums	(952)	(744)	(1,520)	(1,196)
Net premiums earned	10,999	9,549	21,141	18,286
Net investment income	1,145	888	2,252	1,710
Net realized gains (losses)	(304)	(503)	(381)	(480)
Market risk benefits gains (losses)	(7)	(33)	(122)	16
Total revenues	11,833	9,901	22,890	19,532
Expenses
Losses and loss expenses	5,683	5,206	10,831	9,770
Policy benefits (includes remeasurement losses of $5, nil, $4, and $6)	830	361	1,627	734
Policy acquisition costs	2,016	1,726	3,964	3,445
Administrative expenses	969	818	1,899	1,596
Interest expense	165	134	325	266
Other (income) expense	(100)	101	(396)	(211)
Amortization of purchased intangibles	70	71	142	142
Cigna integration expenses	15	3	37	3
Total expenses	9,648	8,420	18,429	15,745
Income before income tax	2,185	1,481	4,461	3,787
Income tax expense	392	291	776	644
Net income	$1,793	$1,190	$3,685	$3,143
Other comprehensive income (loss)
Change in:
Unrealized appreciation (depreciation)	$(1,194)	$(4,344)	$592	$(8,996)
Current discount rate on future policy benefits	(35)	632	(186)	1,067
Instrument-specific credit risk on market risk benefits	11	17	8	40
Cumulative foreign currency translation adjustment	215	(756)	38	(689)
Other, including postretirement benefit liability adjustment	48	5	15	24
Other comprehensive income (loss), before income tax	(955)	(4,446)	467	(8,554)
Income tax (expense) benefit related to OCI items	28	183	(104)	962
Other comprehensive income (loss)	(927)	(4,263)	363	(7,592)
Comprehensive income (loss)	$866	$(3,073)	$4,048	$(4,449)
Earnings per share
Basic earnings per share	$4.35	$2.82	$8.92	$7.42
Diluted earnings per share	$4.32	$2.80	$8.84	$7.35
See accompanying notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended		Six Months Ended
	June 30		June 30
	2023	2022	2023	2022
(in millions of U.S. dollars)		As Adjusted		As Adjusted
Common Shares
Balance – beginning of period	$10,346	$10,666	$10,346	$10,985
Par value reduction	(9,759)	—	(9,759)	—
Cancellation of treasury shares	(346)	—	(346)	(319)
Balance – end of period	241	10,666	241	10,666
Common Shares in treasury
Balance – beginning of period	(5,341)	(5,700)	(5,113)	(7,464)
Common Shares repurchased	(724)	(1,129)	(1,152)	(2,130)
Cancellation of treasury shares	2,869	—	2,869	2,510
Net shares issued under employee share-based compensation plans	22	35	222	290
Balance – end of period	(3,174)	(6,794)	(3,174)	(6,794)
Additional paid-in capital
Balance – beginning of period	6,680	7,988	7,166	8,478
Net shares redeemed (issued) under employee share-based compensation plans	5	4	(206)	(195)
Exercise of stock options	—	(6)	(13)	(27)
Share-based compensation expense	73	69	155	139
Par value reduction	9,759	—	9,759	—
Funding of dividends declared to Retained earnings	(354)	(348)	(698)	(688)
Balance – end of period	16,163	7,707	16,163	7,707
Retained earnings
Balance – beginning of period	50,197	47,165	48,305	47,403
Net income	1,793	1,190	3,685	3,143
Cancellation of treasury shares	(2,523)	—	(2,523)	(2,191)
Funding of dividends declared from Additional paid-in capital	354	348	698	688
Dividends declared on Common Shares	(354)	(348)	(698)	(688)
Balance – end of period	49,467	48,355	49,467	48,355
Accumulated other comprehensive income (loss) (AOCI)
Balance – beginning of period	(8,895)	(4,403)	(10,185)	(1,074)
Other comprehensive income (loss)	(927)	(4,263)	363	(7,592)
Balance – end of period	(9,822)	(8,666)	(9,822)	(8,666)
Total shareholders’ equity	$52,875	$51,268	$52,875	$51,268
See accompanying notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Chubb Limited and Subsidiaries

	Six Months Ended
	June 30
	2023	2022
(in millions of U.S. dollars)		As Adjusted
Cash flows from operating activities
Net income	$3,685	$3,143
Adjustments to reconcile net income to net cash flows from operating activities
Net realized (gains) losses	381	480
Market risk benefits (gains) losses	122	(16)
Amortization of premiums/discounts on fixed maturities	(38)	148
Amortization of purchased intangibles	142	142
Equity in net income of partially-owned entities	(460)	(291)
Deferred income taxes	43	108
Unpaid losses and loss expenses	561	1,949
Unearned premiums	1,913	1,554
Future policy benefits	351	99
Insurance and reinsurance balances payable	588	670
Accounts payable, accrued expenses, and other liabilities	(388)	67
Income taxes payable	(38)	(83)
Insurance and reinsurance balances receivable	(2,044)	(1,560)
Reinsurance recoverable	455	(642)
Deferred policy acquisition costs	(546)	(232)
Other	39	(370)
Net cash flows from operating activities	4,766	5,166
Cash flows from investing activities
Purchases of fixed maturities available for sale	(12,800)	(13,474)
Purchases of fixed maturities held to maturity	(208)	(380)
Purchases of equity securities	(240)	(664)
Sales of fixed maturities available for sale	7,229	8,053
Sales of equity securities	81	2,445
Maturities and redemptions of fixed maturities available for sale	3,203	5,753
Maturities and redemptions of fixed maturities held to maturity	708	820
Net change in short-term investments	898	(340)
Net derivative instruments settlements	(63)	117
Private equity contributions	(1,046)	(1,287)
Private equity distributions	568	448
Acquisition of subsidiaries	(23)	—
Payment for Huatai Group interest	(229)	(113)
Other	(340)	(253)
Net cash flows from (used for) investing activities	(2,262)	1,125
Cash flows from financing activities
Dividends paid on Common Shares	(688)	(681)
Common Shares repurchased	(1,267)	(2,127)
Proceeds from issuance of repurchase agreements	3,774	3,002
Repayment of long-term debt	(475)	—
Repayment of repurchase agreements	(3,674)	(1,000)
Proceeds from share-based compensation plans	102	170
Policyholder contract deposits	170	188
Policyholder contract withdrawals	(101)	(144)
Tax withholding payments for share-based compensation plans	(97)	(98)
Other	(56)	(35)
Net cash flows used for financing activities	(2,312)	(725)
Effect of foreign currency rate changes on cash and restricted cash	56	(138)
Net increase in cash and restricted cash	248	5,428
Cash and restricted cash – beginning of period	2,127	1,811
Cash and restricted cash – end of period	$2,375	$7,239
Supplemental cash flow information
Taxes paid	$753	$612
Interest paid	$306	$290
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

The following table provides a reconciliation of cash and restricted cash reported within the Consolidated balance sheets that total to the amounts shown in the Consolidated statements of cash flows:

	June 30	December 31
(in millions of U.S. dollars)	2023	2022
Cash	$2,285	$2,012
Restricted cash	90	115
Total cash and restricted cash shown in the Consolidated statements of cash flows	$2,375	$2,127

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

The impact of adoption of the new guidance on our historical financial statements is as follows:

	December 31, 2022
(in millions of U.S. dollars)	As Previously Reported	LDTI Adoption Adjustment	As Adjusted
Consolidated balance sheet
Reinsurance recoverable on losses and loss expenses	$18,901	$(42)	$18,859
Reinsurance recoverable on policy benefits	303	(1)	302
Deferred policy acquisition costs	5,788	243	6,031
Value of business acquired	3,596	106	3,702
Prepaid reinsurance premiums	3,140	(4)	3,136
Investments in partially-owned insurance companies	2,877	(370)	2,507
Unpaid losses and loss expenses	76,323	(576)	75,747
Unearned premiums	20,360	(647)	19,713
Future policy benefits	10,120	356	10,476
Market risk benefits	—	800	800
Insurance and reinsurance balances payable	7,795	(15)	7,780
Deferred tax liabilities	292	85	377
Retained Earnings	48,334	(29)	48,305
Accumulated other comprehensive income (loss)	(10,193)	8	(10,185)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended			Six Months Ended
	June 30, 2022			June 30, 2022
(in millions of U.S. dollars)	As Previously Reported	LDTI Adoption Adjustment	As Adjusted	As Previously Reported	LDTI Adoption Adjustment	As Adjusted
Consolidated statements of operations and comprehensive income
Net premiums written	$10,302	$(9)	$10,293	$19,501	$(19)	$19,482
Net premiums earned	9,557	(8)	9,549	18,303	(17)	18,286
Net realized gains (losses)	(504)	1	(503)	(403)	(77)	(480)
Market risk benefits gains (losses)	—	(33)	(33)	—	16	16
Losses and loss expenses	5,408	(202)	5,206	10,195	(425)	9,770
Policy benefits	159	202	361	304	430	734
Policy acquisition costs	1,739	(13)	1,726	3,476	(31)	3,445
Other (income) expense	101	—	101	(209)	(2)	(211)
Income tax expense	293	(2)	291	648	(4)	644
Net Income	1,215	(25)	1,190	3,189	(46)	3,143
Other comprehensive income
Change in current discount rate on future policy benefits	—	632	632	—	1,067	1,067
Change in instrument-specific credit risk on market risk benefits	—	17	17	—	40	40
Income tax benefit related to OCI items	245	(62)	183	1,057	(95)	962
Comprehensive income	(3,656)	583	(3,073)	(5,436)	987	(4,449)

	Six Months Ended
	June 30,2022
(in millions of U.S. dollars)	As Previously Reported	LDTI Adoption Adjustment	As Adjusted
Consolidated statement of cash flows
Net cash flows from operating activities	$5,160	$6	$5,166
Net cash flows used for financing activities	(719)	(6)	(725)

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

The acquisition of Cigna's business in Asia generated $1,177 million of goodwill, attributable to expected growth and profitability, and $309 million of other intangible assets. None of the goodwill is expected to be deductible for income tax purposes. Additionally, the acquisition of Cigna's business in Asia generated $3,633 million of value of business acquired (VOBA). Chubb financed the transaction through a combination of available cash and $2.0 billion in repurchase agreements that expired at the end of 2022. Direct costs related to the acquisition were expensed as incurred.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table summarizes the fair value of the assets acquired and liabilities assumed at July 1, 2022.

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

	Three Months Ended	Six Months Ended
Pro forma:	June 30	June 30
(in millions of U.S. dollars)	2022	2022
Net premiums earned	$10,299	$19,811
Total revenues	$10,620	$21,037
Net income	$1,276	$3,335

Huatai Group
Huatai Insurance Group Co., Ltd. (Huatai Group) is a Chinese financial services holding company, and the parent company of, among others, Huatai Property & Casualty Insurance Co., Ltd. (Huatai P&C), Huatai Life Insurance Co., Ltd. (Huatai Life), and Huatai Asset Management Co., Ltd., of which Huatai Group owns 100 percent, 80 percent, and 82 percent, respectively (collectively, Huatai).

As of June 30, 2023, Chubb's aggregate ownership interest in Huatai Group was approximately 64.2 percent. Chubb applied the equity method of accounting to its investment in Huatai Group by recording its share of net income or loss in Other (income) expense in the Consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

On July 1, 2023, Chubb completed the acquisition of an additional 5.4 percent of ownership interest in Huatai Group, increasing its aggregate ownership interest to approximately 69.6 percent. Effective July 1, 2023, and starting with our third quarter 2023 reporting, Chubb will apply consolidation accounting to its investment in Huatai Group.

Chubb has agreements in place to acquire approximately 16.6 percent of incremental ownership interests, pending completion of certain closing conditions. Of those incremental ownership interests, approximately 3 percent also require regulatory approval. We have paid deposits of $464 million for the approximately 16.6 percent of ownership interests, and the remaining aggregate purchase price to be paid upon closing is approximately $0.5 billion, based on current exchange rates. Refer to Note 2 to the Consolidated Financial Statements in our 2022 Form 10-K for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

3. Investments

a) Transfers of securities

In June 2023, we determined that we no longer have the intent to hold securities in our held to maturity (HTM) portfolio until maturity. As a result, our entire HTM securities portfolio was transferred to the available for sale (AFS) portfolio. This decision allowed us to increase our flexibility to execute on our investment strategy and take advantage of the continuing higher reinvestment environment while not making any major change to our current asset allocation. At the time of the transfer on June 30, 2023, these securities had a carrying value of $8.2 billion and a fair value of $7.8 billion, resulting in an increase to Unrealized depreciation in OCI of $428 million, after-tax. This transfer represents a non-cash transaction and does not impact the Consolidated Statements of Cash Flows.

b) Fixed maturities

June 30, 2023	Amortized Cost	Valuation Allowance	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
(in millions of U.S. dollars)
Available for sale
U.S. Treasury / Agency	$3,942	$—	$6	$(204)	$3,744
Non-U.S.	31,513	(64)	267	(2,014)	29,702
Corporate and asset-backed securities	43,348	(127)	90	(3,134)	40,177
Mortgage-backed securities	20,032	(2)	10	(2,068)	17,972
Municipal	5,389	—	9	(204)	5,194
	$104,224	$(193)	$382	$(7,624)	$96,789

December 31, 2022	Amortized Cost	Valuation Allowance	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
(in millions of U.S. dollars)
Available for sale
U.S. Treasury / Agency	$2,792	$—	$5	$(171)	$2,626
Non-U.S.	28,064	(59)	108	(2,205)	25,908
Corporate and asset-backed securities	40,547	(107)	49	(3,534)	36,955
Mortgage-backed securities	17,871	(3)	4	(2,021)	15,851
Municipal	4,081	—	8	(209)	3,880
	$93,355	$(169)	$174	$(8,140)	$85,220

December 31, 2022	Amortized Cost	Valuation Allowance	Net Carrying Value	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
(in millions of U.S. dollars)
Held to maturity
U.S. Treasury / Agency	$1,417	$—	$1,417	$1	$(48)	$1,370
Non-U.S.	1,140	(4)	1,136	—	(82)	1,054
Corporate and asset-backed securities	1,733	(28)	1,705	1	(126)	1,580
Mortgage-backed securities	1,456	(1)	1,455	—	(104)	1,351
Municipal	3,136	(1)	3,135	1	(52)	3,084
	$8,882	$(34)	$8,848	$3	$(412)	$8,439

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents the amortized cost of our held to maturity securities according to S&P rating:

	December 31, 2022
(in millions of U.S. dollars, except for percentages)	Amortized cost	% of Total
AAA	$1,612	18%
AA	5,023	57%
A	1,634	18%
BBB	593	7%
BB	20	—%
Total	$8,882	100%

The following table presents fixed maturities by contractual maturity:

	June 30, 2023		December 31, 2022
(in millions of U.S. dollars)	Net Carrying Value	Fair Value	Net Carrying Value	Fair Value
Available for sale
Due in 1 year or less	$4,355	$4,355	$2,962	$2,962
Due after 1 year through 5 years	30,067	30,067	24,791	24,791
Due after 5 years through 10 years	28,491	28,491	26,679	26,679
Due after 10 years	15,904	15,904	14,937	14,937
	78,817	78,817	69,369	69,369
Mortgage-backed securities	17,972	17,972	15,851	15,851
	$96,789	$96,789	$85,220	$85,220
Held to maturity
Due in 1 year or less	$—	$—	$1,015	$1,003
Due after 1 year through 5 years	—	—	3,658	3,531
Due after 5 years through 10 years	—	—	1,460	1,423
Due after 10 years	—	—	1,260	1,131
	—	—	7,393	7,088
Mortgage-backed securities	—	—	1,455	1,351
	$—	$—	$8,848	$8,439

Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

c) Gross unrealized loss
Fixed maturities in an unrealized loss position at June 30, 2023, and December 31, 2022, comprised both investment grade and below investment grade securities for which fair value declined, principally due to rising interest rates since the date of purchase. Refer to Note 1 e) in the 2022 Form 10-K for further information on factors considered in the evaluation of expected credit losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following tables present, for AFS fixed maturities in an unrealized loss position (including securities on loan) that are not deemed to have expected credit losses, the aggregate fair value and gross unrealized loss by length of time the security has been in an unrealized loss position:

	0 – 12 Months		Over 12 Months		Total
June 30, 2023	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. Treasury / Agency	$1,843	$(70)	$1,779	$(134)	$3,622	$(204)
Non-U.S.	7,895	(243)	14,825	(1,377)	22,720	(1,620)
Corporate and asset-backed securities	11,053	(352)	19,674	(1,718)	30,727	(2,070)
Mortgage-backed securities	6,081	(258)	11,418	(1,763)	17,499	(2,021)
Municipal	3,626	(63)	856	(141)	4,482	(204)
Total AFS fixed maturities	$30,498	$(986)	$48,552	$(5,133)	$79,050	$(6,119)

	0 – 12 Months		Over 12 Months		Total
December 31, 2022	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. Treasury / Agency	$2,152	$(125)	$386	$(46)	$2,538	$(171)
Non-U.S.	15,538	(1,012)	5,490	(704)	21,028	(1,716)
Corporate and asset-backed securities	25,687	(1,793)	4,190	(552)	29,877	(2,345)
Mortgage-backed securities	10,561	(1,033)	4,770	(941)	15,331	(1,974)
Municipal	3,251	(152)	155	(48)	3,406	(200)
Total AFS fixed maturities	$57,189	$(4,115)	$14,991	$(2,291)	$72,180	$(6,406)

At June 30, 2023, the tax benefit on certain unrealized losses in our investment portfolio was reduced by a valuation allowance of $768 million necessary due to limitations on the utilization of these losses. As part of evaluating whether it was more likely than not that we could realize these losses, we considered realized gains, carryback ability and available tax planning strategies.

The following table presents a roll-forward of valuation allowance for expected credit losses on fixed maturities:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2023	2022	2023	2022
Available for sale
Valuation allowance for expected credit losses - beginning of period	$168	$27	$169	$14
Provision for expected credit loss	79	61	138	78
Write-offs charged against the expected credit loss	(2)	—	(4)	—
Recovery of expected credit loss	(52)	(10)	(110)	(14)
Valuation allowance for expected credit losses - end of period	$193	$78	$193	$78
Held to maturity
Valuation allowance for expected credit losses - beginning of period	$33	$34	$34	$35
Provision for expected credit loss	—	1	—	1
Recovery of expected credit loss	(33)	(1)	(34)	(2)
Valuation allowance for expected credit losses - end of period	$—	$34	$—	$34

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

d) Net realized gains (losses)

The following table presents the components of Net realized gains (losses):

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2023	2022	2023	2022
Fixed maturities:
Gross realized gains	$17	$362	$19	$401
Gross realized losses	(113)	(700)	(272)	(827)
Net (provision for) recovery of expected credit losses	8	(51)	10	(63)
Impairment (1)	(19)	(53)	(44)	(89)
Total fixed maturities	(107)	(442)	(287)	(578)
Equity securities	28	(263)	39	(207)
Other investments	20	4	35	59
Foreign exchange	(186)	270	(55)	344
Investment and embedded derivative instruments	(55)	(81)	(101)	(34)
Other derivative instruments	2	9	1	10
Other	(6)	—	(13)	(74)
Net realized gains (losses) (pre-tax)	$(304)	$(503)	$(381)	$(480)
(1)Relates to certain securities we intended to sell and securities written to market entering default.

Realized gains and losses from Equity securities and Other investments from the table above include sales of securities and unrealized gains and losses from fair value changes as follows:

				Three Months Ended
				June 30
	2023			2022
(in millions of U.S. dollars)	Equity Securities	Other Investments	Total	Equity Securities	Other Investments	Total
Net gains (losses) recognized during the period	$28	$20	$48	$(263)	$4	$(259)
Less: Net gains (losses) recognized from sales of securities	2	—	2	163	—	163
Unrealized gains (losses) recognized for securities still held at reporting date	$26	$20	$46	$(426)	$4	$(422)

				Six Months Ended
				June 30
	2023			2022
(in millions of U.S. dollars)	Equity Securities	Other Investments	Total	Equity Securities	Other Investments	Total
Net gains (losses) recognized during the period	$39	$35	$74	$(207)	$59	$(148)
Less: Net gains (losses) recognized from sales of securities	(3)	—	(3)	418	—	418
Unrealized gains (losses) recognized for securities still held at reporting date	$42	$35	$77	$(625)	$59	$(566)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

e) Alternative investments
Alternative investments include partially-owned investment companies, investment funds, and limited partnerships measured at fair value using net asset value (NAV) as a practical expedient. The following table presents, by investment category, the expected liquidation period, fair value, and maximum future funding commitments of alternative investments:

	Expected Liquidation Period of Underlying Assets	June 30, 2023		December 31, 2022
(in millions of U.S. dollars)		Fair Value	Maximum Future Funding Commitments	Fair Value	Maximum Future Funding Commitments
Financial	2 to 10 Years	$1,177	$428	$1,074	$505
Real assets	2 to 13 Years	2,149	560	2,166	681
Distressed	2 to 8 Years	1,141	620	1,048	755
Private credit	3 to 8 Years	304	316	215	429
Traditional	2 to 14 Years	8,068	4,297	7,424	5,025
Vintage	1 to 2 Years	50	—	55	—
Investment funds	Not Applicable	399	—	373	—
		$13,288	$6,221	$12,355	$7,395

Included in all categories in the above table, except for Investment funds, are investments for which Chubb will never have the contractual option to redeem but receives distributions based on the liquidation of the underlying assets. Further, for all categories except for Investment funds, Chubb does not have the ability to sell or transfer the investments without consent from the general partner of the individual funds.

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

f) Restricted assets
Chubb is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutory regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. Chubb is also required to restrict assets pledged under repurchase agreements, which represent Chubb's agreement to sell securities and repurchase them at a future date for a predetermined price. We use trust funds in certain large reinsurance transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit (LOC) requirements. We have investments in segregated portfolios primarily to provide collateral or guarantees for LOC and derivative transactions. Included in restricted assets at June

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

30, 2023, and December 31, 2022, are investments, primarily fixed maturities, totaling $15,982 million and $15,721 million, respectively, and cash of $90 million and $115 million, respectively.
The following table presents the components of restricted assets:

	June 30	December 31
(in millions of U.S. dollars)	2023	2022
Trust funds	$8,194	$8,120
Deposits with U.S. regulatory authorities	2,337	2,345
Deposits with non-U.S. regulatory authorities	3,115	2,959
Assets pledged under repurchase agreements	1,565	1,527
Other pledged assets	861	885
Total	$16,072	$15,836

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

Financial instruments measured at fair value on a recurring basis, by valuation hierarchy

June 30, 2023	Level 1	Level 2	Level 3	Total
(in millions of U.S. dollars)
Assets:
Fixed maturities available for sale
U.S. Treasury / Agency	$3,121	$623	$—	$3,744
Non-U.S.	—	29,053	649	29,702
Corporate and asset-backed securities	—	37,653	2,524	40,177
Mortgage-backed securities	—	17,962	10	17,972
Municipal	—	5,194	—	5,194
	3,121	90,485	3,183	96,789
Equity securities	957	—	86	1,043
Short-term investments	2,335	1,759	3	4,097
Other investments (1)	542	441	—	983
Securities lending collateral	—	1,525	—	1,525
Investment derivatives	27	—	—	27
Derivatives designated as hedging instruments	—	64	—	64
Other derivative instruments	10	—	—	10
Separate account assets	5,480	94	—	5,574
Total assets measured at fair value (1)	$12,472	$94,368	$3,272	$110,112
Liabilities:
Investment derivatives	$158	$—	$—	$158
Derivatives designated as hedging instruments	—	47	—	47
Other derivative instruments	32	4	—	36
Market risk benefits (2)	—	—	722	722
Total liabilities measured at fair value	$190	$51	$722	$963
(1)Excluded from the table above are partially-owned investments, investment funds, and limited partnerships of $13,288 million, policy loans of $389 million, and other investments of $47 million at June 30, 2023, measured using NAV as a practical expedient.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Level 3 financial instruments

The following tables present a reconciliation of the beginning and ending balances of financial instruments measured at fair value using significant unobservable inputs (Level 3). Excluded from the following tables is the reconciliation of Market risk benefits, refer to Note 11 for additional information:

Three Months Ended June 30, 2023 (in millions of U.S. dollars)	Available-for-Sale Debt Securities			Equity securities	Short-term investments
	Non-U.S.	Corporate and asset- backed securities	Mortgage-backed securities

Balance, beginning of period	$561	$2,544	$10	$88	$7
Transfers into Level 3	21	3	—	—	—
Transfers out of Level 3	—	(2)	—	—	—
Change in Net Unrealized Gains/Losses in OCI	15	4	—	—	—
Net Realized Gains/Losses	(1)	(5)	—	(2)	—
Purchases	62	118	—	4	(2)
Sales	(4)	(10)	—	(4)	(2)
Settlements	(5)	(128)	—	—	—
Balance, end of period	$649	$2,524	$10	$86	$3
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet date	$—	$(6)	$—	$(3)	$—
Change in Net Unrealized Gains/Losses included in OCI at the Balance Sheet date	$15	$3	$—	$—	$1

Three Months Ended June 30, 2022 (in millions of U.S. dollars)	Available-for-Sale Debt Securities			Equity securities	Short-term investments
	Non-U.S.	Corporate and asset- backed securities	Mortgage-backed securities

Balance, beginning of period	$618	$2,229	$20	$82	$4
Transfers into Level 3	5	10	—	—	—
Transfers out of Level 3	—	(43)		—	—
Change in Net Unrealized Gains/Losses in OCI	(41)	(30)	—	—	—
Purchases	26	179	—	—	5
Sales	(19)	(24)	—	(1)	—
Settlements	(40)	(60)	(1)	—	—
Balance, end of period	$549	$2,261	$19	$81	$9
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet date	$—	$(1)	$—	$(1)	$—
Change in Net Unrealized Gains/Losses included in OCI at the Balance Sheet date	$(41)	$(30)	$—	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Six Months Ended June 30, 2023 (in millions of U.S. dollars)	Available-for-Sale Debt Securities			Equity securities	Short-term investments
	Non-U.S.	Corporate and asset- backed securities	Mortgage-backed securities

Balance, beginning of period	$564	$2,449	$11	$90	$3
Transfers into Level 3	21	3	—	—	—
Transfers out of Level 3	—	(13)	—	—	—
Change in Net Unrealized Gains/Losses in OCI	11	2	—	—	(1)
Net Realized Gains/Losses	(1)	(3)	—	(6)	—
Purchases	105	323	—	11	3
Sales	(35)	(30)	—	(9)	(2)
Settlements	(16)	(207)	(1)	—	—
Balance, end of period	$649	$2,524	$10	$86	$3
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet date	$—	$(2)	$—	$(6)	$—
Change in Net Unrealized Gains/Losses included in OCI at the Balance Sheet date	$9	$(2)	$—	$—	$—

Six Months Ended June 30, 2022 (in millions of U.S. dollars)	Available-for-Sale Debt Securities			Equity securities	Short-term investments
	Non-U.S.	Corporate and asset- backed securities	Mortgage-backed securities

Balance, beginning of period	$633	$2,049	$26	$77	$7
Transfers into Level 3	23	39	—	1	—
Transfers out of Level 3	(23)	(93)	(5)	—	—
Change in Net Unrealized Gains/Losses in OCI	(54)	(52)	—	—	—
Net Realized Gains/Losses	(2)	—	—	4	—
Purchases	69	494	—	3	7
Sales	(25)	(51)	—	(4)	—
Settlements	(72)	(125)	(2)	—	(5)
Balance, end of period	$549	$2,261	$19	$81	$9
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet date	$(2)	$(1)	$—	$3	$—
Change in Net Unrealized Gains/Losses included in OCI at the Balance Sheet date	$(54)	$(52)	$—	$—	$—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following tables present fair value, by valuation hierarchy, and carrying value of the financial instruments not measured at fair value:

June 30, 2023	Fair Value				Net Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Liabilities:
Repurchase agreements	$—	$1,518	$—	$1,518	$1,518
Short-term debt	—	686	—	686	699
Long-term debt	—	12,133	—	12,133	13,782
Trust preferred securities	—	369	—	369	308
Total liabilities	$—	$14,706	$—	$14,706	$16,307

December 31, 2022	Fair Value				Net Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities held to maturity
U.S. Treasury / Agency	$1,299	$71	$—	$1,370	$1,417
Non-U.S.	—	1,054	—	1,054	1,136
Corporate and asset-backed securities	—	1,580	—	1,580	1,705
Mortgage-backed securities	—	1,351	—	1,351	1,455
Municipal	—	3,084	—	3,084	3,135
Total assets	$1,299	$7,140	$—	$8,439	$8,848
Liabilities:
Repurchase agreements	$—	$1,419	$—	$1,419	$1,419
Short-term debt	—	473	—	473	475
Long-term debt	—	12,495	—	12,495	14,402
Trust preferred securities	—	383	—	383	308
Total liabilities	$—	$14,770	$—	$14,770	$16,604

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

5. Reinsurance

Reinsurance recoverable on ceded reinsurance

	June 30, 2023		December 31, 2022
(in millions of U.S. dollars)	Net Reinsurance Recoverable (1)	Valuation allowance	Net Reinsurance Recoverable (1)	Valuation allowance
Reinsurance recoverable on unpaid losses and loss expenses	$16,608	$306	$17,086	$289
Reinsurance recoverable on paid losses and loss expenses	1,790	55	1,773	62
Reinsurance recoverable on losses and loss expenses	$18,398	$361	$18,859	$351
Reinsurance recoverable on policy benefits	$315	$1	$302	$4
(1)Net of valuation allowance for uncollectible reinsurance.

The decrease in reinsurance recoverable on losses and loss expenses was primarily due to a seasonal decrease in crop insurance recoverables.
The following table presents a roll-forward of valuation allowance for uncollectible reinsurance related to Reinsurance recoverable on loss and loss expenses:

	Six Months Ended
	June 30
(in millions of U.S. dollars)	2023	2022
Valuation allowance for uncollectible reinsurance - beginning of period	$351	$329
Provision for uncollectible reinsurance	15	17
Write-offs charged against the valuation allowance	(6)	(4)
Foreign exchange revaluation	1	(1)
Valuation allowance for uncollectible reinsurance - end of period	$361	$341
For additional information, refer to Note 1 d) to the Consolidated Financial Statements of our 2022 Form 10-K.

6. Deferred acquisition costs
Deferred acquisition costs comprise capitalized costs on short-duration contracts of $3,201 million and $2,876 million and long-duration contracts of $3,465 million and $2,929 million at June 30, 2023, and June 30, 2022, respectively. The assumptions used to amortize DAC were consistent with the assumptions used to estimate the liability for future policy benefits for nonparticipating traditional and limited-payment contracts.

The following tables present a roll-forward of deferred acquisitions costs on long-duration contracts included in the Life Insurance segment:

	Six Months Ended June 30, 2023
(in millions of U.S. dollars)	Term Life	Universal Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$320	$776	$395	$902	$121	$2,514
Capitalizations	75	54	62	246	7	444
Amortization expense	(49)	(38)	(11)	(63)	(10)	(171)
Other (including foreign exchange)	10	11	10	(4)	—	27
Balance - end of period	$356	$803	$456	$1,081	$118	$2,814
Overseas General Insurance segment excluded from table						651
Total deferred acquisition costs on long-duration contracts						$3,465

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	Six Months Ended June 30, 2022
(in millions of U.S. dollars)	Term Life	Universal Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$246	$771	$334	$745	$108	$2,204
Capitalizations	72	58	19	50	29	228
Amortization expense	(36)	(37)	(9)	(47)	(10)	(139)
Other (including foreign exchange)	1	(27)	(8)	(8)	(9)	(51)
Balance - end of period	$283	$765	$336	$740	$118	$2,242
Overseas General Insurance segment excluded from table						687
Total deferred acquisition costs on long-duration contracts						$2,929

7. Goodwill and Value of business acquired

Goodwill
The following table presents a roll-forward of Goodwill by segment:

(in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Chubb Consolidated
Balance at December 31, 2022	$6,945	$2,230	$134	$4,605	$371	$1,943	$16,228
Foreign exchange revaluation and other	10	4	—	139	—	(59)	94
Balance at June 30, 2023	$6,955	$2,234	$134	$4,744	$371	$1,884	$16,322

VOBA
Value of business acquired (VOBA) represents the fair value of the future profits of in-force long duration contracts from businesses acquired, principally Cigna's Asian business, and is amortized in relation to the profit emergence of the underlying contracts. The VOBA calculation is based on many factors including mortality, morbidity, persistency, investment yields, expenses, and the discount rate, with the discount rate being the most significant factor.

The following table presents a roll-forward of VOBA:

Six Months Ended
June 30
(in millions of U.S. dollars)	2023
Balance, beginning of period	$3,702
Amortization of VOBA (1)	(162)
Foreign exchange revaluation and other	35
Balance, end of period	$3,575
(1)Recognized in Policy acquisition costs in the Consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

8. Unpaid losses and loss expenses

The following table presents a reconciliation of beginning and ending Unpaid losses and loss expenses:

	Six Months Ended
	June 30
	2023	2022
(in millions of U.S. dollars)		As Adjusted
Gross unpaid losses and loss expenses – beginning of period	$75,747	$72,330
Reinsurance recoverable on unpaid losses – beginning of period (1)	(17,086)	(16,132)
Net unpaid losses and loss expenses – beginning of period	58,661	56,198
Net losses and loss expenses incurred in respect of losses occurring in:
Current year	11,227	10,391
Prior years (2)	(396)	(621)
Total	10,831	9,770
Net losses and loss expenses paid in respect of losses occurring in:
Current year	2,264	1,881
Prior years	7,527	6,566
Total	9,791	8,447
Foreign currency revaluation and other	171	(577)
Net unpaid losses and loss expenses – end of period	59,872	56,944
Reinsurance recoverable on unpaid losses (1)	16,608	16,504
Gross unpaid losses and loss expenses – end of period	$76,480	$73,448
(1)    Net of valuation allowance for uncollectible reinsurance.
(2)    Relates to prior period loss reserve development only and excludes prior period development related to reinstatement premiums, expense adjustments, earned premiums, and development on international A&H lines totaling $0 million and $134 million for the six months ended June 30, 2023 and 2022, respectively.

Gross and net unpaid losses and loss expenses increased $733 million and $1.2 billion for the six months ended June 30, 2023, respectively, principally reflecting underlying exposure growth and the unfavorable impact of foreign currency movement. This increase was partially offset by large payments related to the Boy Scouts of America and favorable prior period development. The increase in net unpaid losses also reflected seasonality in our crop insurance business.

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
The following table summarizes (favorable) and adverse PPD by segment:

	Three Months Ended June 30			Six Months Ended June 30
(in millions of U.S. dollars)	Long-tail	Short-tail	Total	Long-tail	Short-tail	Total
2023
North America Commercial P&C Insurance	$(139)	$(7)	$(146)	$(130)	$(88)	$(218)
North America Personal P&C Insurance	—	(33)	(33)	—	(16)	(16)
North America Agricultural Insurance	—	(3)	(3)	—	(3)	(3)
Overseas General Insurance	—	(61)	(61)	—	(204)	(204)
Global Reinsurance	7	(24)	(17)	7	(32)	(25)
Corporate	60	—	60	70	—	70
Total	$(72)	$(128)	$(200)	$(53)	$(343)	$(396)
2022
North America Commercial P&C Insurance	$(266)	$(21)	$(287)	$(286)	$(109)	$(395)
North America Personal P&C Insurance	—	(3)	(3)	—	(54)	(54)
North America Agricultural Insurance	—	—	—	—	(26)	(26)
Overseas General Insurance	—	(173)	(173)	—	(233)	(233)
Global Reinsurance	(7)	32	25	(7)	29	22
Corporate	191	—	191	199	—	199
Total	$(82)	$(165)	$(247)	$(94)	$(393)	$(487)
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

North America Commercial P&C Insurance. Net favorable development for the three and six months ended June 30, 2023 included $264 million and $308 million, respectively, from workers' compensation lines due to lower-than-expected loss experience and our annual assessment of multi-claimant events, including industrial accidents. The favorable development was partially offset by net adverse development of $119 million and $125 million, respectively, in commercial auto liability due to adverse reported loss experience.
Net favorable development for the three and six months ended June 30, 2022 included $286 million and $328 million, respectively, from workers' compensation lines due to lower-than-expected loss experience, related updates to loss development factors, and our annual assessment of multi-claimant events, including industrial accidents. Favorable development also included $132 million and $136 million, respectively, in primary general liability portfolios, due to lower-than-expected paid and reported case incurred activity. The favorable development was partially offset by net adverse development of $123 million and $116 million, respectively, in commercial auto liability due to adverse reported loss experience. Development for the six months ended June 30, 2022 also included favorable development of $78 million in A&H due to lower-than-expected loss emergence.
North America Personal P&C Insurance. Net favorable development for the three and six months ended June 30, 2023 had no individually significant movements. Net favorable development for the six months ended June 30, 2022 included favorable development in the homeowners line of business driven by lower-than-expected paid and reported loss activity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Overseas General Insurance. Net favorable development for the three months ended June 30, 2023 included $61 million in short-tail property and casualty and A&H due to favorable claim development. Net favorable development for the six months ended June 30, 2023 was $204 million and included $110 million of favorable catastrophe development and non-catastrophe property loss emergence.
Net favorable development for the three and six months ended June 30, 2022 included $173 million and $233 million primarily due to favorable loss development in A&H and property lines, as well as reduced loss frequency in personal lines.
Corporate. Net adverse development for the three and six months ended June 30, 2023 was $60 million and $70 million, respectively, driven primarily by adverse development for molestation claims. Net adverse development for the three and six months ended June 30, 2022 was $191 million and $199 million, respectively, driven by adverse development of $155 million for molestation claims, primarily from updated modeling and specific account reviews. The remainder of the adverse development was driven by increased claim costs on non-A&E runoff workers’ compensation exposures, and charges relating to run-off operating expenses incurred.

9. Future policy benefits

The following tables present a roll-forward of the liability for future policy benefits included in the Life Insurance segment:

Present Value of Expected Net Premiums	Six Months Ended June 30, 2023
(in millions of U.S. dollars)	Term Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$818	$2,301	$9,863	$42	$13,024
Beginning balance at original discount rate	879	2,354	10,409	43	13,685
Effect of changes in cash flow assumptions	15	(1)	(771)	1	(756)
Effect of actual variances from expected experience	(4)	(7)	(35)	—	(46)
Adjusted beginning of period balance	890	2,346	9,603	44	12,883
Issuances	62	157	564	3	786
Interest accrual	37	35	226	1	299
Net premiums collected (1)	(86)	(171)	(654)	(10)	(921)
Other (including foreign exchange)	17	23	118	(1)	157
Ending balance at original discount rate	920	2,390	9,857	37	13,204
Effect of changes in discount rate assumptions	(56)	(21)	(347)	—	(424)
Balance – end of period	$864	$2,369	$9,510	$37	$12,780
(1)Net premiums collected represent the portion of gross premiums collected from policyholders that is used to fund expected benefit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Present Value of Expected Future Policy Benefits	Six Months Ended June 30, 2023
(in millions of U.S. dollars)	Term Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$1,427	$6,048	$14,206	$239	$21,920
Beginning balance at original discount rate	1,555	6,225	15,022	250	23,052
Effect of changes in cash flow assumptions	17	(1)	(780)	2	(762)
Effect of actual variances from expected experience	(3)	(3)	(30)	—	(36)
Adjusted beginning of period balance	1,569	6,221	14,212	252	22,254
Issuances	62	158	562	3	785
Interest accrual	43	105	289	3	440
Benefits payments	(84)	(130)	(708)	(5)	(927)
Other (including foreign exchange)	71	400	(178)	6	299
Ending balance at original discount rate	1,661	6,754	14,177	259	22,851
Effect of changes in discount rate assumptions	(130)	(76)	(574)	(4)	(784)
Balance – end of period	$1,531	$6,678	$13,603	$255	$22,067

	June 30, 2023
Liability for Future Policy Benefits	Life Insurance				Overseas General Insurance	Chubb Consolidated
(in millions of U.S. dollars, except for years)	Term Life	Whole Life	A&H	Other	A&H	Total
Net liability for future policy benefits	$667	$4,309	$4,093	$218	$751	$10,038
Deferred profit liability	225	638	149	14	—	1,026
Net liability for future policy benefits, per consolidated balance sheet	892	4,947	4,242	232	751	11,064
Less: Reinsurance recoverable on future policy benefits	110	41	126	—	38	315
Net liability for future policy benefits, after reinsurance recoverable	$782	$4,906	$4,116	$232	$713	$10,749
Weighted average duration (years)	9.3	25.0	10.6	14.0	4.8	16.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Present Value of Expected Net Premiums	Six Months Ended June 30, 2022
(in millions of U.S. dollars)	Term Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$422	$1,341	$2,520	$30	$4,313
Beginning balance at original discount rate	397	1,243	2,323	28	3,991
Effect of changes in cash flow assumptions	—	(2)	—	—	(2)
Effect of actuarial variances from expected experience	(27)	(11)	(75)	1	(112)
Adjusted beginning of period balance	370	1,230	2,248	29	3,877
Issuances	66	71	67	2	206
Interest accrual	31	21	72	—	124
Net premiums collected (1)	(51)	(80)	(127)	(5)	(263)
Other (including foreign exchange)	(12)	(30)	(17)	(1)	(60)
Ending balance at original discount rate	404	1,212	2,243	25	3,884
Effect of changes in discount rate assumptions	(24)	(27)	(104)	—	(155)
Balance – end of period	$380	$1,185	$2,139	$25	$3,729
(1)Net premiums collected represent the portion of gross premiums collected from policyholders that is used to fund expected benefit.

Present Value of Expected Future Policy Benefits	Six Months Ended June 30, 2022
(in millions of U.S. dollars)	Term Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$921	$4,785	$4,939	$130	$10,775
Beginning balance at original discount rate	858	3,833	4,589	122	9,402
Effect of changes in cash flow assumptions	(5)	(2)	—	11	4
Effect of actuarial variances from expected experience	(25)	(9)	(79)	1	(112)
Adjusted beginning of period balance	828	3,822	4,510	134	9,294
Issuances	69	71	67	2	209
Interest accrual	35	74	100	—	209
Benefits payments	(44)	(95)	(167)	—	(306)
Other (including foreign exchange)	(32)	(77)	(49)	—	(158)
Ending balance at original discount rate	856	3,795	4,461	136	9,248
Effect of changes in discount rate assumptions	(68)	76	(204)	(7)	(203)
Balance – end of period	$788	$3,871	$4,257	$129	$9,045

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	June 30, 2022
Liability for Future Policy Benefits	Life Insurance				Overseas General Insurance	Chubb Consolidated
(in millions of U.S. dollars, except for years)	Term Life	Whole Life	A&H	Other	A&H	Total
Net liability for future policy benefits	$408	$2,686	$2,118	$104	$748	$6,064
Deferred profit liability	165	415	104	8	—	692
Net liability for future policy benefits, per consolidated balance sheet	573	3,101	2,222	112	748	6,756
Less: Reinsurance recoverable on future policy benefits	108	33	58	—	43	242
Net liability for future policy benefits, after reinsurance recoverable	$465	$3,068	$2,164	$112	$705	$6,514
Weighted average duration (years)	9.3	19.5	10.3	27.5	5.2	14.1

The following table presents the amount of undiscounted expected gross premiums and expected future policy benefit payments included in the Life Insurance segment:

	June 30	June 30
(in millions of U.S. dollars)	2023	2022
Term Life
Undiscounted expected future benefit payments	$2,381	$1,266
Undiscounted expected future gross premiums	2,701	1,382
Discounted expected future benefit payments	1,531	788
Discounted expected future gross premiums	1,805	1,045
Whole Life
Undiscounted expected future benefit payments	16,890	9,799
Undiscounted expected future gross premiums	6,971	3,457
Discounted expected future benefit payments	6,678	3,871
Discounted expected future gross premiums	5,455	2,499
A&H
Undiscounted expected future benefit payments	22,461	5,903
Undiscounted expected future gross premiums	33,371	8,752
Discounted expected future benefit payments	13,603	4,257
Discounted expected future gross premiums	20,339	5,683
Other
Undiscounted expected future benefit payments	374	216
Undiscounted expected future gross premiums	94	72
Discounted expected future benefit payments	255	129
Discounted expected future gross premiums	$84	$64

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents the amount of revenue and interest recognized in the statement of operations:

	Gross Premiums or Assessments		Interest Accretion
	Six Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2023	2022	2023	2022
Life Insurance
Term Life	$339	$172	$6	$4
Whole Life	487	173	70	53
A&H	1,409	533	63	28
Other	32	134	2	—
Overseas General Insurance
A&H	768	705	—	—
Total	$3,035	$1,717	$141	$85

The following table presents the weighted-average interest rates:

	Interest Accretion Rate		Current Discount Rate
	June 30		June 30
	2023	2022	2023	2022
Life Insurance
Term Life	2.9%	2.4%	5.8%	4.9%
Whole Life	4.0%	4.4%	5.3%	6.0%
A&H	3.8%	3.9%	6.3%	5.0%
Other	3.8%	3.3%	5.1%	4.4%

10. Policyholders' account balances

The following tables present a roll-forward of policyholders' account balances:

	Six Months Ended June 30, 2023
(in millions of U.S. dollars)	Universal Life	Other	Total
Balance – beginning of period	$1,719	$1,421	$3,140
Premiums received	175	53	228
Policy charges (1)	(89)	(5)	(94)
Surrenders and withdrawals	(41)	(35)	(76)
Benefit payments	(4)	(22)	(26)
Interest credited	22	15	37
Other (including foreign exchange)	19	(13)	6
Balance, end of period	$1,801	$1,414	$3,215

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	Six Months Ended June 30, 2022
(in millions of U.S. dollars)	Universal Life	Other	Total
Balance – beginning of period	$1,612	$1,154	$2,766
Premiums received	195	58	253
Policy charges (1)	(92)	(5)	(97)
Surrenders and withdrawals	(37)	(35)	(72)
Benefit payments	(3)	(11)	(14)
Interest credited	20	18	38
Other (including foreign exchange)	(36)	(89)	(125)
Balance, end of period	$1,659	$1,090	$2,749
(1)Contracts included in the policyholder account balances are generally charged a premium and/or monthly assessments on the basis of the account balance.

	June 30
	2023		2022
(in millions of U.S. dollars, except for percentages)	Universal Life	Other	Universal Life	Other
Weighted-average crediting rate	3.8%	2.2%	3.5%	3.1%
Net amount at risk (1)	$10,405	$1,447	$10,041	$507
Cash Surrender Value	$978	$1,122	$876	$831
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

The following tables present the balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimum:

Universal Life

	June 30, 2023
(in millions of U.S. dollars)	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Guaranteed minimum crediting rates
Up to 2.00%	$4	$—	$382	$873	$1,259
2.01% – 4.00%	471	50	—	—	521
Greater than 4.00%	20	—	—	1	21
Total	$495	$50	$382	$874	$1,801

	June 30, 2022
(in millions of U.S. dollars)	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Guaranteed minimum crediting rates
Up to 2.00%	$4	$—	$410	$730	$1,144
2.01% – 4.00%	236	211	37	—	484
Greater than 4.00%	31	—	—	—	31
Total	$271	$211	$447	$730	$1,659

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Other policyholders' account balances

	June 30, 2023
(in millions of U.S. dollars)	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Guaranteed minimum crediting rates
Up to 2.00%	$430	$550	$189	$235	$1,404
Greater than 4.00%	10	—	—	—	10
Total	$440	$550	$189	$235	$1,414

	June 30, 2022
(in millions of U.S. dollars)	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Guaranteed minimum crediting rates
Up to 2.00%	$120	$521	$209	$236	$1,086
Greater than 4.00%	4	—	—	—	4
Total	$124	$521	$209	$236	$1,090

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

11. Market risk benefits

Our reinsurance programs covering variable annuity guarantees, comprising guaranteed living benefits (GLB) and guaranteed minimum death benefits (GMDB), meet the definition of Market risk benefits (MRB). The following table presents a roll-forward of MRB:

	Six Months Ended June 30
(in millions of U.S. dollars)	2023	2022
Balance – beginning of period	$800	$812
Balance, beginning of period, before effect of changes in the instrument-specific credit risk	776	755
Interest rate changes	37	(356)
Effect of changes in equity markets	(144)	482
Effect of changes in volatilities	31	62
Effect of timing and all other	6	(46)
Balance, end of period, before effect of changes in the instrument-specific credit risk	$706	$897
Effect of changes in the instrument-specific credit risk	16	17
Balance – end of period	$722	$914
Weighted-average age of policyholders (years)	73	73
Net amount at risk	$2,048	$2,667

Excluded from the table above are MRB gains (losses) of $(192) million and $158 million for the six months ended June 30, 2023 and 2022, respectively, reported in the Consolidated statements of operations, relating to the market risk benefits' economic hedge and other net cash flows. There is no reinsurance recoverable associated with our liability for MRB.

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

	Valuation Technique	Significant Unobservable Inputs	June 30, 2023		June 30, 2022
			Ranges	Weighted Average(1)	Ranges	Weighted Average(1)
MRB (1)	Actuarial model	Lapse rate	1% – 30%	4.0%	3% – 31%	4.0%
		Annuitization rate	0% – 100%	4.2%	0% – 100%	4.4%
(1)The weighted-average lapse and annuitization rates are determined by weighting each treaty's rates by the MRB contract's fair value.

The most significant policyholder behavior assumptions include lapse rates for MRBs, and GLB annuitization rates. Assumptions regarding lapse rates and GLB annuitization rates differ by treaty, but the underlying methodologies to determine rates applied to each treaty are comparable.

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

The following table presents the aggregate fair value of Separate account assets, by major security type:

	June 30	December 31
(in millions of U.S. dollars)	2023	2022
Cash and cash equivalents	$98	$141
Mutual funds	5,382	4,960
Fixed maturities	94	89
Total	$5,574	$5,190

The following table presents a roll-forward of separate account liabilities:

	Six Months Ended
	June 30
(in millions of U.S. dollars)	2023	2022
Balance – beginning of period	$5,190	$5,560
Premiums and deposits	517	796
Policy charges	(70)	(60)
Surrenders and withdrawals	(246)	(196)
Benefit payments	(193)	(193)
Investment performance	361	(936)
Other (including foreign exchange)	15	(146)
Balance – end of period	$5,574	$4,825
Cash surrender value (1)	$5,369	$4,625
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

The following table presents the balance sheet locations, fair values of derivative instruments in an asset or (liability) position, and notional values/payment provisions of our derivative instruments:

			June 30, 2023			December 31, 2022
	Consolidated Balance Sheet Location	Fair Value		Notional Value/ Payment Provision	Fair Value		Notional Value/ Payment Provision
(in millions of U.S. dollars)		Derivative Asset	Derivative (Liability)		Derivative Asset	Derivative (Liability)
Investment and embedded derivatives not designated as hedging instruments:
Foreign currency forward contracts	OA / (AP)	$24	$(131)	$3,849	$64	$(115)	$4,134
Options/Futures contracts on notes and bonds	OA / (AP)	3	(27)	2,170	18	(24)	1,511
Convertible securities (1)	FM AFS / ES	26	—	32	30	—	37
		$53	$(158)	$6,051	$112	$(139)	$5,682
Other derivative instruments:
Futures contracts on equities (2)	OA / (AP)	$—	$(32)	$1,080	$33	$—	$939
Other	OA / (AP)	10	(4)	348	—	—	—
		$10	$(36)	$1,428	$33	$—	$939
Derivatives designated as hedging instruments:
Cross-currency swaps - fair value hedges	OA / (AP)	$64	$—	$1,625	$17	$—	$1,595
Cross-currency swaps - net investment hedges	OA / (AP)	—	(47)	1,625	—	(53)	1,604
		$64	$(47)	$3,250	$17	$(53)	$3,199
(1)Includes fair value of embedded derivatives.
(2)Related to MRB book of business.

At June 30, 2023, and December 31, 2022, net derivative liabilities of $139 million and $60 million, respectively, included in the table above were subject to a master netting agreement. The remaining derivatives included in the table above were not subject to a master netting agreement.

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

(i) Cross-currency swaps - fair value hedges
In September 2022, Chubb entered into certain cross-currency swaps designated as fair value hedges. The objective of these cross-currency swaps is to hedge the foreign currency risk on €1.5 billion, or approximately $1.6 billion at June 30, 2023, of our euro denominated debt, by converting cash flows back into the U.S. dollar.

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

The following table presents pre-tax gains (losses) recognized in OCI and reclassified into earnings for fair value hedges:

	Three Months Ended	Six Months Ended
	June 30	June 30
(in millions of U.S. dollars)	2023	2023
Gain recognized in OCI	$57	$40
Net realized gains reclassified from OCI	11	31
Interest expense reclassified from OCI	(4)	(8)
OCI gain/(loss) after reclassifications	$50	$17

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

The following table presents pre-tax gains (losses) recognized in OCI and reclassified into earnings for net investment hedges:

	Three Months Ended	Six Months Ended
	June 30	June 30
(in millions of U.S. dollars)	2023	2023
Gain recognized in OCI	$35	$12
Interest income reclassified from OCI	4	7
OCI gain/(loss) after reclassifications	$31	$5

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

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2023	2022	2023	2022
Investment and embedded derivative instruments:
Foreign currency forward contracts	$(27)	$(214)	$(78)	$(268)
All other futures contracts, options, and equities	(29)	134	(24)	236
Convertible securities (1)	1	(1)	1	(2)
Total investment and embedded derivative instruments	$(55)	$(81)	$(101)	$(34)
Other derivative instruments:
Futures contracts on equities (2)	$(75)	$144	$(132)	$186
Other	2	9	1	10
Total other derivative instruments	$(73)	$153	$(131)	$196
	$(128)	$72	$(232)	$162
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

The following table presents the carrying value of collateral held under securities lending agreements by investment category and remaining contractual maturity of the underlying agreements:

	Remaining contractual maturity
	June 30, 2023	December 31, 2022
(in millions of U.S. dollars)	Overnight and Continuous
Collateral held under securities lending agreements:
Cash	$741	$820
U.S. Treasury / Agency	89	72
Non-U.S.	663	604
Corporate and asset-backed securities	28	27
Municipal	4	—
	$1,525	$1,523
Gross amount of recognized liability for securities lending payable	$1,525	$1,523

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

At June 30, 2023, and December 31, 2022, our repurchase agreement obligations of $1,518 million and $1,419 million, respectively, were fully collateralized. In contrast to securities lending programs, the use of cash received is not restricted for the repurchase obligations. The fair value of the underlying securities sold remains in Fixed maturities available for sale, and the repurchase agreement obligation is recorded in Repurchase agreements in the Consolidated balance sheets.

The following table presents the carrying value of collateral pledged under repurchase agreements by investment category and remaining contractual maturity of the underlying agreements:

	Remaining contractual maturity
	June 30, 2023					December 31, 2022
	Up to 30 Days	30-90 Days	Greater than 90 Days	Total	Up to 30 Days	30-90 Days	Total
(in millions of U.S. dollars)
Collateral pledged under repurchase agreements:
Cash	$—	$—	$2	$2	$12	$—	$12
U.S. Treasury / Agency	—	—	102	102	—	101	101
Mortgage-backed securities	1	51	1,409	1,461	921	493	1,414
	$1	$51	$1,513	$1,565	$933	$594	$1,527
Gross amount of recognized liabilities for repurchase agreements				$1,518			$1,419
Difference (1)				$47			$108
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

e) Fixed maturities
At June 30, 2023, and December 31, 2022, commitments to purchase fixed income securities over the next several years were $892 million and $770 million, respectively.

f) Other investments
At June 30, 2023, included in Other investments in the Consolidated balance sheet are investments in limited partnerships and partially-owned investment companies with a carrying value of $12.9 billion. In connection with these investments, we have commitments that may require funding of up to $6.2 billion over the next several years. At December 31, 2022, these investments had a carrying value of $12.0 billion with commitments that may have required funding of up to $7.4 billion.

g) Income taxes
At June 30, 2023, $61 million of unrecognized tax benefits remain outstanding. It is reasonably possible that, over the next twelve months, the amount of unrecognized tax benefits may change resulting from the re-evaluation of unrecognized tax benefits arising from examinations by taxing authorities, settlements, and the lapses of statutes of limitations. With few exceptions, Chubb is no longer subject to income tax examinations for years before 2012.

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

i) Lease commitments
At June 30, 2023, and December 31, 2022, the right-of-use asset was $543 million and $607 million, respectively, recorded within Other assets, and the lease liability was $575 million and $633 million, respectively, recorded within Accounts payable, accrued expenses, and other liabilities on the Consolidated balance sheets. These leases consist principally of real estate operating leases that are amortized on a straight-line basis over the term of the lease, which expire at various dates.

14. Shareholders’ equity

All of Chubb’s Common Shares are authorized under Swiss corporate law. Though the par value of Common Shares is stated in Swiss francs, Chubb continues to use U.S. dollars as its reporting currency for preparing the Consolidated Financial Statements. Under Swiss corporate law, dividends, including distributions from legal reserves or through a reduction in par value (par value reduction), must be stated in Swiss francs though dividend payments are made by Chubb in U.S. dollars. At our May 2023 annual general meeting, our shareholders approved the reduction of share capital by reducing par value from CHF 24.15 per share to CHF 0.50 per share and thereby increasing capital contribution reserves. The par value reduction did not change our number of Common Shares issued. At June 30, 2023, our Common Shares had a par value of CHF 0.50 per share.

At our May 2023 annual general meeting, our shareholders approved an annual dividend for the following year of up to $3.44 per share, expected to be paid in four quarterly installments of $0.86 per share after the general meeting by way of distribution from capital contribution reserves, transferred to free reserves for payment. The Board of Directors (Board) will determine the record and payment dates at which the annual dividend may be paid until the date of 2024 annual general meeting, and is authorized to abstain from distributing a dividend at its discretion.

At our May 2022 and 2021 annual general meetings, our shareholders approved annual dividends for the following year of up to $3.32 per share and $3.20 per share, respectively, which were paid in four quarterly installments of $0.83 per share and $0.80 per share, respectively, at dates determined by the Board after the annual general meetings by way of a distribution from capital contribution reserves, transferred to free reserves for payment.

The following table presents dividend distributions per Common Share in Swiss francs (CHF) and U.S. dollars (USD):

	Three Months Ended				Six Months Ended
	June 30				June 30
	2023		2022		2023		2022
	CHF	USD	CHF	USD	CHF	USD	CHF	USD
Total dividend distributions per common share	0.77	$0.86	0.80	$0.83	1.54	$1.69	1.54	$1.63

Increases in Common Shares in treasury are due to open market repurchases of Common Shares and the surrender of Common Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock and the forfeiture of unvested restricted stock. Decreases in Common Shares in treasury are principally due to grants of restricted stock, exercises of stock options, purchases under the Employee Stock Purchase Plan (ESPP), and share cancellations. At the Chubb Limited Extraordinary General Meeting of Shareholders, held on November 3, 2021, shareholders approved the cancellation of 14,465,400 shares repurchased under our share repurchase program during the first six months of 2021. The capital reduction by cancellation of shares was subject to publication requirements and a two-month waiting period in accordance with Swiss law and became effective on January 17, 2022. At our May 2022 annual general meeting, held on May 19, 2022, our shareholders approved the cancellation of 13,179,100 shares purchased under our share repurchase program during the last six months of 2021. The capital reduction by cancellation of shares was subject to publication requirements and a two-month waiting period in accordance with Swiss law and became effective on August 4, 2022. At our May 2023 annual general meeting, held on May 17, 2023, our shareholders approved the cancellation of 14,925,028 shares purchased under our share repurchase programs during 2022. The capital reduction was subject to publication requirements and became effective in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

accordance with Swiss law on May 22, 2023. During the six months ended June 30, 2023, 5,684,700 shares were repurchased, 14,925,028 shares were canceled, and 1,781,198 net shares were issued under employee share-based compensation plans. At June 30, 2023, 20,760,232 Common Shares remain in treasury.

Chubb Limited securities repurchase authorizations
The Board has authorized share repurchase programs as follows:

•One-time incremental share repurchase program of $5.0 billion of Chubb Common Shares from July 19, 2021 through June 30, 2022;
•$2.5 billion of Chubb Common Shares from May 19, 2022 through June 30, 2023; and
•$5.0 billion of Chubb Common Shares effective July 1, 2023 with no expiration date.

The following table presents repurchases of Chubb's Common Shares conducted in a series of open market transactions under the Board authorizations:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars, except share data)	2023	2022	2023	2022
Number of shares repurchased	3,674,300	5,476,300	5,684,700	10,346,200
Cost of shares repurchased	$724	$1,129	$1,152	$2,130
Repurchase authorization remaining at end of period (1)	$—	$2,500	$—	$2,500
(1) As of June 30, 2023, $474 million expired under the May 2022 $2.5 billion share repurchase authorization.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents changes in accumulated other comprehensive income (loss):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2023	2022	2023	2022
(in millions of U.S. dollars)		As Adjusted		As Adjusted
Accumulated other comprehensive income (loss) (AOCI)
Net unrealized appreciation (depreciation) on investments
Balance – beginning of period, net of tax	$(5,659)	$(1,584)	$(7,279)	$2,256
Change in period, before reclassification from AOCI (before tax)	(1,301)	(4,786)	305	(9,574)
Amounts reclassified from AOCI (before tax)	107	442	287	578
Change in period, before tax	(1,194)	(4,344)	592	(8,996)
Income tax (expense) benefit	44	215	(122)	1,027
Balance – end of period, net of tax	(6,809)	(5,713)	(6,809)	(5,713)
Current discount rate on liability for future policy benefits
Balance – beginning of period, net of tax	(205)	(997)	(75)	(1,399)
Change in period, before tax	(35)	632	(186)	1,067
Income tax (expense) benefit	(7)	(62)	14	(95)
Balance – end of period, net of tax	(247)	(427)	(247)	(427)
Instrument-specific credit risk on market risk benefits
Balance – beginning of period, net of tax	(27)	(34)	(24)	(57)
Change in period, before and net of tax	11	17	8	40
Balance – end of period, net of tax	(16)	(17)	(16)	(17)
Cumulative foreign currency translation adjustment
Balance – beginning of period, net of tax	(3,136)	(2,043)	(2,966)	(2,114)
Change in period, before reclassification from AOCI (before tax)	219	(756)	45	(689)
Amounts reclassified from AOCI (before tax)	(4)	—	(7)	—
Change in period, before tax	215	(756)	38	(689)
Income tax benefit	1	31	8	35
Balance – end of period, net of tax	(2,920)	(2,768)	(2,920)	(2,768)
Fair value hedging instruments
Balance – beginning of period, net of tax	(92)	—	(66)	—
Change in period, before reclassification from AOCI (before tax)	57	—	40	—
Amounts reclassified from AOCI (before tax)	(7)	—	(23)	—
Change in period, before tax	50	—	17	—
Income tax expense	(11)	—	(4)	—
Balance – end of period, net of tax	(53)	—	(53)	—
Postretirement benefit liability adjustment
Balance – beginning of period, net of tax	224	255	225	240
Change in period, before tax	(2)	5	(2)	24
Income tax (expense) benefit	1	(1)	—	(5)
Balance – end of period, net of tax	223	259	223	259
Accumulated other comprehensive income (loss)	$(9,822)	$(8,666)	$(9,822)	$(8,666)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents reclassifications from accumulated other comprehensive income (loss) to the Consolidated statements of operations:

	Three Months Ended		Six Months Ended		Consolidated Statement of Operations Location
	June 30		June 30
(in millions of U.S. dollars)	2023	2022	2023	2022
Fixed maturities available for sale	$(107)	$(442)	$(287)	$(578)	Net realized gains (losses)
Income tax benefit	16	77	34	99	Income tax expense
	$(91)	$(365)	$(253)	$(479)	Net income
Cumulative foreign currency translation adjustment
Cross-currency swaps	$4	$—	$7	$—	Interest expense
Income tax expense	—	—	(1)	—	Income tax expense
	$4	$—	$6	$—	Net income
Net gains (losses) of fair value hedging instruments
Cross-currency swaps	$11	$—	$31	$—	Net realized gains (losses)
Cross-currency swaps	(4)	—	(8)	—	Interest expense
Income tax expense	(2)	—	(5)	—	Income tax expense
	$5	$—	$18	$—	Net income
Total amounts reclassified from AOCI	$(82)	$(365)	$(229)	$(479)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

16. Postretirement benefits

The components of net pension and other postretirement benefit costs (benefits) reflected in Net income in the Consolidated statements of operations were as follows:

	Pension Benefit Plans				Other Postretirement Benefit Plans
	2023		2022		2023	2022
Three Months Ended June 30	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
(in millions of U.S. dollars)
Service cost	$—	$2	$—	$1	$—	$—
Non-service cost (benefit):
Interest cost	34	9	22	6	1	1
Expected return on plan assets	(56)	(13)	(71)	(11)	(1)	(1)
Amortization of net actuarial loss	—	—	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	—
Settlements	—	—	—	—	—	—
Total non-service cost (benefit)	(22)	(4)	(49)	(5)	—	—
Net periodic benefit cost (benefit)	$(22)	$(2)	$(49)	$(4)	$—	$—

	Pension Benefit Plans				Other Postretirement Benefit Plans
	2023		2022		2023	2022
Six Months Ended June 30	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
(in millions of U.S. dollars)
Service cost:	$—	$4	$—	$2	$—	$—
Non-service cost (benefit):
Interest cost	68	18	43	12	1	1
Expected return on plan assets	(112)	(25)	(142)	(22)	(2)	(1)
Amortization of net actuarial loss	—	—	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	—
Settlements	—	—	—	—	—	—
Total non-service cost (benefit)	(44)	(7)	(99)	(10)	(1)	—
Net periodic benefit cost (benefit)	$(44)	$(3)	$(99)	$(8)	$(1)	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The line items in which the service cost and non-service cost (benefit) components of net periodic cost (benefit) are included in the Consolidated statements of operations were as follows:

	Pension Benefit Plans		Other Postretirement Benefit Plans
Three Months Ended June 30	2023	2022	2023	2022
(in millions of U.S. dollars)
Service cost:
Losses and loss expenses	$—	$—	$—	$—
Administrative expenses	2	1	—	—
Total service cost	2	1	—	—
Non-service cost (benefit):
Losses and loss expenses	(3)	(5)	—	—
Administrative expenses	(23)	(49)	—	—
Total non-service cost (benefit)	(26)	(54)	—	—
Net periodic benefit cost (benefit)	$(24)	$(53)	$—	$—

	Pension Benefit Plans		Other Postretirement Benefit Plans
Six Months Ended June 30	2023	2022	2023	2022
(in millions of U.S. dollars)
Service cost:
Losses and loss expenses	$—	$—	$—	$—
Administrative expenses	4	2	—	—
Total service cost	4	2	—	—
Non-service cost (benefit):
Losses and loss expenses	(5)	(10)	—	—
Administrative expenses	(46)	(99)	(1)	—
Total non-service cost (benefit)	(51)	(109)	(1)	—
Net periodic benefit cost (benefit)	$(47)	$(107)	$(1)	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

17. Other income and expense

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2023	2022	2023	2022
Equity in net income (loss) of partially-owned entities (1)	$120	$(72)	$460	$291
Gains (losses) from fair value changes in separate account assets (2)	(12)	(18)	(37)	(49)
Federal excise and capital taxes	(6)	(5)	(11)	(9)
Other	(2)	(6)	(16)	(22)
Total	$100	$(101)	$396	$211
(1)     Equity in net income (loss) of partially-owned entities includes mark-to-market gains (losses) on private equities where we own more than three percent of $(3) million and $239 million for the three and six months ended June 30, 2023, respectively, and $(134) million and $121 million, respectively, for the prior year periods. This line item also includes net income of $22 million and $36 million attributable to our investments in Huatai for the three and six months ended June 30, 2023, respectively, compared to $15 million and $55 million, respectively, for the prior year periods.
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

18. Segment information

Chubb operates through six business segments: North America Commercial P&C Insurance, North America Personal P&C Insurance, North America Agricultural Insurance, Overseas General Insurance, Global Reinsurance, and Life Insurance. These segments distribute their products through various forms of brokers, agencies, and direct marketing programs. All business segments have established relationships with reinsurance intermediaries. Segment results for the three and six months ended June 30, 2023, include the results of Cigna's business in Asia, which are principally assigned to our Life Insurance segment and, to a lesser extent, our Overseas General Insurance segment according to the nature of the business written.

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

Revenue and expenses managed at the corporate level, including net realized gains (losses), market risk benefits gains (losses), interest expense, Cigna integration expenses, and income tax are reported within Corporate. Cigna integration expenses are one-time costs that are directly attributable to third-party consulting fees, employee-related retention costs, and other professional and legal fees primarily related to the acquisition of Cigna's business in Asia. These items are not allocated to the segment level as they are one-time in nature and are not related to the ongoing business activities of the segment. The Chief Executive Officer does not manage segment results or allocate resources to segments when considering these costs, and therefore are excluded from our definition of segment income (loss).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

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

The following tables present the Statement of Operations by segment:

For the Three Months Ended June 30, 2023 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Segment Measure Reclass	Chubb Consolidated
Net premiums written	$5,155	$1,581	$767	$2,885	$293	$1,270	$—	$—	$11,951
Net premiums earned	4,606	1,357	635	2,908	237	1,256	—	—	10,999
Losses and loss expenses	2,871	846	507	1,267	91	35	61	5	5,683
Policy benefits	—	—	—	137	—	705	—	(12)	830
Policy acquisition costs	614	277	37	746	65	277	—	—	2,016
Administrative expenses	316	84	3	292	9	170	95	—	969
Underwriting income (loss)	805	150	88	466	72	69	(156)	7	1,501
Net investment income	726	86	14	200	48	161	3	(93)	1,145
Other (income) expense	5	(1)	(1)	(10)	—	(26)	14	(81)	(100)
Amortization expense of purchased intangibles	—	3	7	15	—	2	43	—	70
Segment income (loss)	$1,526	$234	$96	$661	$120	$254	$(210)	$(5)	$2,676
Net realized gains (losses)							(309)	5	(304)
Market risk benefits gains (losses)							(7)	—	(7)
Interest expense							165	—	165
Cigna integration expenses							15	—	15
Income tax expense							392	—	392
Net income (loss)							$(1,098)	$—	$1,793

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

For the Three Months Ended June 30, 2022 (As Adjusted) (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Segment Measure Reclass	Chubb Consolidated

Net premiums written	$4,665	$1,426	$738	$2,640	$262	$562	$—	$—	$10,293
Net premiums earned	4,248	1,271	573	2,696	222	539	—	—	9,549
Losses and loss expenses	2,446	773	478	1,143	139	27	191	9	5,206
Policy benefits	—	—	—	81	—	298	—	(18)	361
Policy acquisition costs	545	258	31	697	57	138	—	—	1,726
Administrative expenses	277	73	2	278	10	88	90	—	818
Underwriting income (loss)	980	167	62	497	16	(12)	(281)	9	1,438
Net investment income (loss)	522	64	7	162	76	109	(4)	(48)	888
Other (income) expense	—	1	—	3	1	(12)	138	(30)	101
Amortization expense of purchased intangibles	—	3	6	14	—	3	45	—	71
Segment income (loss)	$1,502	$227	$63	$642	$91	$106	$(468)	$(9)	$2,154
Net realized gains (losses)							(512)	9	(503)
Market risk benefits gains (losses)							(33)	—	(33)
Interest expense							134	—	134
Cigna integration expenses							3	—	3
Income tax expense							291	—	291
Net income (loss)							$(1,441)	$—	$1,190

For the Six Months Ended June 30, 2023 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Segment Measure Reclass	Chubb Consolidated
Net premiums written	$9,443	$2,877	$1,060	$6,148	$570	$2,563	$—	$—	$22,661
Net premiums earned	8,975	2,677	794	5,694	481	2,520	—	—	21,141
Losses and loss expenses	5,600	1,734	647	2,504	203	67	72	4	10,831
Policy benefits	—	—	—	247	—	1,417	—	(37)	1,627
Policy acquisition costs	1,227	549	52	1,459	127	550	—	—	3,964
Administrative expenses	611	163	6	572	18	337	192	—	1,899
Underwriting income (loss)	1,537	231	89	912	133	149	(264)	33	2,820
Net investment income	1,424	168	31	388	97	314	14	(184)	2,252
Other (income) expense	12	—	—	(19)	(1)	(41)	(200)	(147)	(396)
Amortization expense of purchased intangibles	—	5	13	33	—	6	85	—	142
Segment income (loss)	$2,949	$394	$107	$1,286	$231	$498	$(135)	$(4)	$5,326
Net realized gains (losses)							(385)	4	(381)
Market risk benefits gains (losses)							(122)	—	(122)
Interest expense							325	—	325
Cigna integration expenses							37	—	37
Income tax expense							776	—	776
Net income (loss)							$(1,780)	$—	$3,685

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

For the Six Months Ended June 30, 2022 (As Adjusted) (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Segment Measure Reclass	Chubb Consolidated

Net premiums written	$8,704	$2,606	$800	$5,719	$515	$1,138	$—	$—	$19,482
Net premiums earned	8,362	2,518	544	5,324	457	1,081	—	—	18,286
Losses and loss expenses	4,943	1,486	386	2,439	254	51	201	10	9,770
Policy benefits	—	—	—	174	—	609	—	(49)	734
Policy acquisition costs	1,118	518	43	1,376	119	271	—	—	3,445
Administrative expenses	542	142	1	547	19	172	173	—	1,596
Underwriting income (loss)	1,759	372	114	788	65	(22)	(374)	39	2,741
Net investment income (loss)	1,011	123	14	309	161	212	(9)	(111)	1,710
Other (income) expense	6	2	—	5	1	(42)	(121)	(62)	(211)
Amortization expense of purchased intangibles	—	5	13	28	—	5	91	—	142
Segment income (loss)	$2,764	$488	$115	$1,064	$225	$227	$(353)	$(10)	$4,520
Net realized gains (losses)							(490)	10	(480)
Market risk benefits gains (losses)							16	—	16
Interest expense							266	—	266
Cigna integration expenses							3	—	3
Income tax expense							644	—	644
Net income (loss)							$(1,740)	$—	$3,143

Underwriting assets are reviewed in total by management for purposes of decision-making. Other than Unpaid losses and loss expenses, Future policy benefits, Reinsurance recoverables, DAC, VOBA, Goodwill and Other intangible assets, Chubb does not allocate assets to its segments.

19. Earnings per share

	Three Months Ended		Six Months Ended
	June 30		June 30
	2023	2022	2023	2022
(in millions of U.S. dollars, except share and per share data)		As Adjusted		As Adjusted
Numerator:
Net income	$1,793	$1,190	$3,685	$3,143
Denominator:
Denominator for basic earnings per share:
Weighted-average shares outstanding	412,487,400	421,624,660	413,383,304	423,703,328
Denominator for diluted earnings per share:
Share-based compensation plans	3,084,476	3,793,686	3,387,233	3,982,116
Weighted-average shares outstanding and assumed conversions	415,571,876	425,418,346	416,770,537	427,685,444
Basic earnings per share	$4.35	$2.82	$8.92	$7.42
Diluted earnings per share	$4.32	$2.80	$8.84	$7.35
Potential anti-dilutive share conversions	3,143,311	1,690,893	2,190,304	1,196,180

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of our results of operations, financial condition, and liquidity and capital resources as of and for the three and six months ended June 30, 2023.

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
•severity of pandemics and related risks, and their effects on our business operations and claims activity, and any adverse impact to our insureds, brokers, agents, and employees; actual claims may exceed our best estimate of ultimate insurance losses incurred which could change including as a result of, among other things, the impact of legislative or regulatory actions taken in response to a pandemic;
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

Overview
Chubb Limited is the Swiss-incorporated holding company of the Chubb Group of Companies. Chubb Limited, which is headquartered in Zurich, Switzerland, and its direct and indirect subsidiaries (collectively, the Chubb Group of Companies, Chubb, we, us, or our) are a global insurance and reinsurance organization, serving the needs of a diverse group of clients worldwide. At June 30, 2023, we had total assets of $205 billion and shareholders’ equity of $53 billion. Chubb was incorporated in 1985 at which time it opened its first business office in Bermuda and continues to maintain operations in Bermuda. We operate through six business segments: North America Commercial P&C Insurance, North America Personal P&C Insurance, North America Agricultural Insurance, Overseas General Insurance, Global Reinsurance, and Life Insurance. For more information on our segments refer to “Segment Information” under Item 1 in our 2022 Form 10-K.

Consolidated Operating Results – Three and Six Months Ended June 30, 2023 and 2022

	Three Months Ended			Six Months Ended
	June 30		% Change	June 30		% Change
(in millions of U.S. dollars, except for percentages)	2023	2022	Q-23 vs. Q-22	2023	2022	YTD-23 vs. YTD-22
Net premiums written	$11,951	$10,293	16.1%	$22,661	$19,482	16.3%
Net premiums written - constant dollars (1)			16.8%			17.5%
Net premiums earned	10,999	9,549	15.2%	21,141	18,286	15.6%
Net investment income	1,145	888	28.9%	2,252	1,710	31.7%
Net realized gains (losses)	(304)	(503)	(39.5)%	(381)	(480)	(20.5)%
Market risk benefits gains (losses)	(7)	(33)	(79.9)%	(122)	16	NM
Total revenues	11,833	9,901	19.5%	22,890	19,532	17.2%
Losses and loss expenses	5,683	5,206	9.2%	10,831	9,770	10.9%
Policy benefits	830	361	130.2%	1,627	734	121.6%
Policy acquisition costs	2,016	1,726	16.8%	3,964	3,445	15.0%
Administrative expenses	969	818	18.5%	1,899	1,596	19.0%
Interest expense	165	134	22.8%	325	266	22.2%
Other (income) expense	(100)	101	NM	(396)	(211)	88.1%
Amortization of purchased intangibles	70	71	(2.0)%	142	142	—
Cigna integration expenses	15	3	NM	37	3	NM
Total expenses	9,648	8,420	14.6%	18,429	15,745	17.0%
Income before income tax	2,185	1,481	47.6%	4,461	3,787	17.8%
Income tax expense	392	291	34.8%	776	644	20.4%
Net income	$1,793	$1,190	50.7%	$3,685	$3,143	17.2%
NM - not meaningful
(1)     On a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency exchange rates as the comparable current period.

Financial Highlights for the Three Months Ended June 30, 2023

•Net income was $1.8 billion compared with $1.2 billion in the prior year period. Net income in the current quarter was driven by strong underwriting results, including growth in net premiums earned, and record net investment income. The acquisition of Cigna's Asian business in 2022 added to net income. In addition, there were after-tax mark-to-market gains on public and private equities of $52 million in the current quarter compared to losses of $489 million in the prior year.

•Consolidated net premiums written were $12.0 billion, up 16.1 percent, or 16.8 percent in constant dollars. P&C net premiums written were up 9.8 percent, or 10.4 percent in constant dollars, with commercial and consumer lines up 10.4 percent and 10.5 percent, respectively. Life net premiums written up were up 126.1 percent, or 127.6 percent in constant dollars, driven substantially by the acquisition of Cigna's Asian business.

•Consolidated net premiums earned were $11.0 billion, up 15.2 percent, or 15.8 percent in constant dollars. P&C net premiums earned increased 8.1 percent, or 8.7 percent in constant dollars, with commercial and consumer lines up 9.1 percent and 7.7 percent, respectively.

•Total pre-tax and after-tax catastrophe losses were $400 million (4.1 percentage points of the P&C combined ratio) and $319 million, respectively, compared with $291 million (3.2 percentage points of the P&C combined ratio) and $241 million, respectively, in the prior year period. Catastrophe losses in the current quarter comprise 25 individual events, primarily in North America.
•Total pre-tax and after-tax favorable prior period development were $200 million (2.0 percentage points of the P&C combined ratio) and $155 million, respectively. This compares with $247 million (2.7 percentage points of the P&C combined ratio) and $205 million, respectively, in the prior year period.

•The P&C combined ratio was 85.4 percent compared with 84.0 percent in the prior year period. The current year P&C combined ratio increased primarily due to higher catastrophe losses and lower favorable prior period development. The P&C current accident year (CAY) combined ratio excluding catastrophe losses was 83.3 percent compared with 83.5 percent in the prior year period.

•Net investment income was a record $1.1 billion compared with $888 million in the prior year period, primarily reflecting higher reinvestment rates.

•Operating cash flow was $2.5 billion compared with $2.7 billion in the prior year period.

•Shareholders' equity remained essentially flat in the quarter, as net income of $1.8 billion and cumulative translation gains of $216 million were partially offset by net unrealized losses on investments of $1.2 billion from higher interest rates. In addition, shareholders' equity reflects total capital returned to shareholders in the quarter of $1.1 billion, including share repurchases of $724 million, at an average purchase price of $197.04 per share, and dividends of $354 million. We previously announced that our Board of Directors approved a new share repurchase program of up to $5 billion with no expiration date, effective July 1, 2023.
•Effective January 1, 2023, we adopted the Long-Duration Targeted Improvements (LDTI) U.S. GAAP guidance, which principally impacted the Life Insurance segment. Financial data for the prior reporting periods in this report are adjusted, as applicable, and are presented in accordance with the new guidance. The impact to 2022 results was immaterial.
•On July 1, 2023 we closed on an additional 5.4% ownership interests in Huatai Group, a Chinese financial services holding company, that brings our total aggregate ownership to approximately 69.6%. We will apply consolidation accounting to our Huatai Group investment effective in the third quarter of 2023. Refer to Note 2 to the Consolidated Financial Statements for additional information.

Net Premiums Written	Three Months Ended June 30			% Change	Six Months Ended June 30			% Change
(in millions of U.S. dollars, except for percentages)	2023	2022	Q-23 vs. Q-22	C$ Q-23 vs. Q-22	2023	2022	YTD-23 vs. YTD-22	C$ YTD-23 vs. YTD-22
Commercial casualty	$2,024	$1,773	14.1%	15.2%	$3,927	$3,610	8.8%	10.2%
Workers' compensation	537	546	(1.6)%	(1.6)%	1,155	1,149	0.5%	0.5%
Financial lines	1,244	1,275	(2.3)%	(1.5)%	2,400	2,457	(2.3)%	(1.0)%
Surety	174	172	1.3%	1.1%	334	325	2.8%	2.6%
Commercial multiple peril (1)	391	341	14.3%	14.3%	731	631	15.8%	15.8%
Property and other short-tail lines	2,346	1,970	19.1%	20.4%	4,371	3,747	16.7%	18.5%
Total Commercial P&C lines	6,716	6,077	10.5%	11.4%	12,918	11,919	8.4%	9.6%

Agriculture	767	738	4.0%	4.0%	1,060	800	32.5%	32.5%

Personal automobile	460	423	8.8%	4.9%	887	835	6.2%	2.9%
Personal homeowners	1,174	1,057	11.1%	11.7%	2,076	1,887	10.0%	10.7%
Personal other	485	460	5.2%	6.6%	992	955	3.8%	6.6%
Total Personal lines	2,119	1,940	9.2%	9.0%	3,955	3,677	7.6%	7.8%

Global A&H - P&C	786	714	10.1%	12.1%	1,595	1,433	11.3%	14.2%

Reinsurance lines	293	262	11.6%	12.4%	570	515	10.6%	11.4%
Total Property and Casualty lines	10,681	9,731	9.8%	10.4%	20,098	18,344	9.6%	10.7%

Global A&H - Life	811	244	233.3%	237.3%	1,620	500	224.1%	227.9%
Life	459	318	44.1%	44.4%	943	638	47.8%	49.8%
Life Insurance	1,270	562	126.1%	127.6%	2,563	1,138	125.3%	128.1%
Total consolidated	$11,951	$10,293	16.1%	16.8%	$22,661	$19,482	16.3%	17.5%
(1)Commercial multiple peril represents retail package business (property and general liability).

The increase in consolidated net premiums written for the three and six months ended June 30, 2023, reflects growth across most product lines driven by strong premium retention, including rate and exposure increases, and strong new business. In addition, growth for the three and six months ended June 30, 2023 includes the results of Cigna's business acquired during the third quarter of 2022.

•Commercial casualty grew in all regions globally, principally in North America and Europe, driven by strong premium retention, including both rate and exposure increases, and strong new business.
•Workers' compensation decreased in the quarter from lower new business in North America.
•Financial lines decreased, reflecting lower renewal business in North America.
•Commercial multiple peril increased due to strong premium retention, including both rate and exposure increases, and strong new business in North America.
•Property and other short-tail lines grew globally due to strong premium retention, including both rate and exposure increases, and strong new business.
•Agriculture increased due to underlying growth in crop insurance, reflecting higher commodity prices, principally from our fall-seeded crops, and strong new business in Chubb Agribusiness. In addition, the prior year included a return of premium to the U.S. government of $161 million.
•Personal lines grew principally in North America and Europe, with growth strongest in homeowners.
•Global A&H – P&C increased due to growth in Asia, primarily due to the acquisition of Cigna’s business in 2022, and higher new business and increased consumer activity, including higher travel volume, in Europe, Latin America, and Japan.
•Reinsurance lines increased reflecting new business and rate increases in property, partially offset by lower catastrophe reinstatement premiums.

•Global A&H – Life increased due to the acquisition of Cigna’s business in Asia. Growth in our North American Combined Insurance supplemental A&H business was more than offset by the non-renewal of a large program.
•Life increased primarily due to the acquisition of Cigna's business in Asia. In addition, there was growth in Latin America and Asia, principally in Hong Kong.
For additional information on net premiums written, refer to the segment results discussions.

Net Premiums Earned
Net premiums earned for short-duration contracts, typically P&C contracts, generally reflect the portion of net premiums written that was recorded as revenues for the period as the exposure periods expire. Net premiums earned for long-duration contracts, typically traditional life contracts, generally are recognized as earned when due from policyholders. For the three months ended June 30, 2023, net premiums earned increased $1.5 billion, up 15.2 percent, or 15.8 percent in constant dollars. P&C net premiums earned increased 8.1 percent, or 8.7 percent in constant dollars, comprising growth in commercial and consumer lines of 9.1 percent and 7.7 percent, respectively. For the six months ended June 30, 2023, net premiums earned increased $2.9 billion, up 15.6 percent, or 16.7 percent in constant dollars. P&C net premiums earned increased 8.2 percent, or 9.2 percent in constant dollars, comprising growth in commercial and consumer lines of 9.7 percent and 7.8 percent, respectively.

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

Prior period development (PPD) arises from changes to loss estimates recognized in the current year that relate to loss events that occurred in previous calendar years and excludes the effect of losses from the development of earned premium from previous accident years. PPD includes adjustments relating to either profit commission reserves or policyholder dividend reserves based on actual claim experience that develops after the policy period ends. The expense adjustments correlate to the prior period loss development on these same policies. Refer to the Non-GAAP Reconciliation section for further information on reinstatement premiums on catastrophe losses and adjustments to prior period development.

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2023	2022	2023	2022
Catastrophe losses	$400	$291	$858	$624
Favorable prior period development	$200	$247	$396	$487

Catastrophe losses through June 30, 2023 and 2022, were primarily from the following events:
•2023: Severe weather-related events in the U.S. and internationally; and New Zealand storms.
•2022: Severe weather-related events in the U.S. and internationally, Australia storms, and Colorado wildfires.

Pre-tax net favorable PPD for the three months ended June 30, 2023, was $200 million, including adverse development of $49 million for molestation claims.

Pre-tax net favorable PPD for the six months ended June 30, 2023, was $396 million, including adverse development of $49 million for molestation claims. Excluding the adverse development, we had net favorable development of $445 million with 23 percent in long-tail lines, principally from accident years 2011 through 2019, and 77 percent in short-tail lines, primarily in A&H and surety lines.

Pre-tax net favorable PPD for the three months ended June 30, 2022, was $247 million, including adverse development of $155 million for molestation claims, predominantly reviver statute-related. Excluding the adverse development, we had favorable development of $402 million, with 59 percent in long-tail lines, principally from accident years 2017 and prior, and 41 percent in short-tail lines, primarily in A&H, specialty, and automobile lines.

Pre-tax net favorable PPD for the six months ended June 30, 2022, was $487 million, including adverse development of $155 million for molestation claims described above, predominantly reviver statute-related. This molestation adverse development included no change to the previously established reserve for the Boy Scouts of America settlement. Excluding the adverse development, we had favorable development of $642 million with 39 percent in long-tail lines, principally from accident years 2017 and prior, and 61 percent in short-tail lines, primarily in A&H, property, and specialty lines.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2023	2022	2023	2022
Loss and loss expense ratio
CAY loss ratio excluding catastrophe losses	57.4%	57.8%	56.7%	57.1%
Catastrophe losses	4.1%	3.2%	4.6%	3.6%
Prior period development	(2.2)%	(2.7)%	(2.2)%	(3.3)%
Loss and loss expense ratio	59.3%	58.3%	59.1%	57.4%
Policy acquisition cost ratio	17.9%	17.6%	18.3%	18.5%
Administrative expense ratio	8.2%	8.1%	8.4%	8.3%
P&C Combined ratio	85.4%	84.0%	85.8%	84.2%

The loss and loss expense ratio increased for the three and six months ended June 30, 2023, reflecting higher catastrophe losses and lower favorable prior period development. The CAY loss ratio excluding catastrophe losses decreased for the three and six months ended June 30, 2023, primarily from a higher percentage of net premiums earned from lines with a lower loss ratio.

The policy acquisition cost ratio increased for the three months ended June 30, 2023, primarily due to lower ceded commissions and the absence of earned premium adjustments recorded in prior year that have a lower expense ratio. The policy acquisition cost ratio decreased for the six months ended June 30, 2023, due to the favorable impact of higher net premiums earned, partially offset by lower ceded commissions.

The administrative expense ratio remained essentially flat for the three and six months ended June 30, 2023, as higher pension expenses, which will continue through 2023, is mostly offset by the favorable impact of higher net premiums earned. The increase in pension expense reflects the adverse impact of market conditions in 2022.

Policy benefits
Policy benefits represent losses on contracts classified as long-duration and generally include accident and supplemental health products, term and whole life products, endowment products, and annuities. In addition, Policy benefits for the three and six months ended June 30, 2023 includes the results of Cigna's business acquired during the third quarter of 2022. Refer to the Life Insurance segment operating results section for further discussion.

For the three months ended June 30, 2023 and 2022, Policy benefits were $830 million and $361 million, respectively, which included (gains) losses from fair value changes in separate account liabilities that do not qualify for separate account reporting under GAAP of $(12) million and $(18) million, respectively. The offsetting movements of these liabilities are recorded in Other (income) expense on the Consolidated statements of operations. Excluding the separate account gains and losses, Policy benefits were $842 million and $379 million for the three months ended June 30, 2023 and 2022, respectively.

For the six months ended June 30, 2023 and 2022, Policy benefits were $1,627 million and $734 million, respectively, which included (gains) losses from fair value changes in separate account liabilities that do not qualify for separate account reporting under GAAP of $(37) million and $(49) million, respectively. The offsetting movements of these liabilities are recorded in Other (income) expense on the Consolidated statements of operations. Excluding the separate account gains and losses, Policy benefits were $1,664 million and $783 million for the six months ended June 30, 2023 and 2022, respectively.

Refer to the respective sections that follow for a discussion of Net investment income, Other (income) expense, Net realized gains (losses), Amortization of purchased intangibles, and Income tax expense.

Segment Operating Results – Three and Six Months Ended June 30, 2023 and 2022
We operate through six business segments: North America Commercial P&C Insurance, North America Personal P&C Insurance, North America Agricultural Insurance, Overseas General Insurance, Global Reinsurance, and Life Insurance. For more information on our segments refer to “Segment Information” under Item 1 in our 2022 Form 10-K.

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

	Three Months Ended				Six Months Ended
	June 30		% Change		June 30		% Change
(in millions of U.S. dollars, except for percentages)	2023	2022	Q-23 vs. Q-22		2023	2022	YTD-23 vs. YTD-22
Net premiums written	$5,155	$4,665	10.5%		$9,443	$8,704	8.5%
Net premiums earned	4,606	4,248	8.4%		8,975	8,362	7.3%
Losses and loss expenses	2,871	2,446	17.4%		5,600	4,943	13.3%
Policy acquisition costs	614	545	12.6%		1,227	1,118	9.7%
Administrative expenses	316	277	13.8%		611	542	12.7%
Underwriting income	805	980	(17.9)%		1,537	1,759	(12.6)%
Net investment income	726	522	39.1%		1,424	1,011	40.8%
Other (income) expense	5	—	NM		12	6	88.2%
Segment income	$1,526	$1,502	1.6%		$2,949	$2,764	6.7%
Loss and loss expense ratio:
CAY loss ratio excluding catastrophe losses	60.7%	61.4%	(0.7)	pts	60.6%	61.5%	(0.9)	pts
Catastrophe losses	5.0%	2.9%	2.1	pts	4.4%	2.4%	2.0	pts
Prior period development	(3.4)%	(6.7)%	3.3	pts	(2.6)%	(4.8)%	2.2	pts
Loss and loss expense ratio	62.3%	57.6%	4.7	pts	62.4%	59.1%	3.3	pts
Policy acquisition cost ratio	13.3%	12.8%	0.5	pts	13.7%	13.4%	0.3	pts
Administrative expense ratio	6.9%	6.5%	0.4	pts	6.8%	6.5%	0.3	pts
Combined ratio	82.5%	76.9%	5.6	pts	82.9%	79.0%	3.9	pts
NM - Not meaningful

Catastrophe Losses and Prior Period Development	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2023	2022	2023	2022
Catastrophe losses	$231	$124	$393	$205
Favorable prior period development	$146	$287	$218	$395

Catastrophe losses through June 30, 2023 and 2022, were primarily from the following events:
•2023: U.S. flooding, hail, tornadoes, wind events, and winter storm losses.
•2022: Severe weather-related events and winter storm losses in the U.S.

Refer to Note 8 in the Consolidated Financial Statements for detail on prior period development.

Premiums
Net premiums written increased $490 million, or 10.5 percent, and $739 million, or 8.5 percent for the three and six months ended June 30, 2023, respectively, reflecting strong premium retention, including both rate and exposure increases, and strong new business. The increase in premiums was across most lines of business, most notably in property, but also in casualty excluding workers' compensation and commercial multiple peril lines. This growth was partially offset by a decline in financial lines due to lower renewal business.

Net premiums earned increased $358 million, or 8.4 percent, and $613 million, or 7.3 percent for the three and six months ended June 30, 2023, respectively, reflecting the growth in net premiums written described above.

Combined Ratio
The loss and loss expense ratio increased for the three and six months ended June 30, 2023, primarily from higher catastrophe losses and lower favorable prior period development. Refer to Note 8 in the Consolidated Financial Statements for detail on prior period development. The CAY loss ratio excluding catastrophe losses decreased for the three and six months ended June 30, 2023, primarily from a higher percentage of net premiums earned from property lines that have a lower loss ratio.

The policy acquisition cost ratio increased for the three and six months ended June 30, 2023, primarily due to lower ceded commissions.

The administrative expense ratio increased for the three and six months ended June 30, 2023, primarily from higher pension expenses which will continue through 2023, partially offset by the favorable impact of higher net premiums earned. The increase in pension expense reflects the adverse impact of market conditions in 2022.

North America Personal P&C Insurance

The North America Personal P&C Insurance segment comprises operations that provide high net worth personal lines products, including homeowners and complementary products such as valuable articles, excess liability, automobile, and recreational marine insurance and services in the U.S. and Canada.

	Three Months Ended				Six Months Ended
	June 30		% Change		June 30		% Change
(in millions of U.S. dollars, except for percentages)	2023	2022	Q-23 vs. Q-22		2023	2022	YTD-23 vs. YTD-22
Net premiums written	$1,581	$1,426	10.8%		$2,877	$2,606	10.4%
Net premiums earned	1,357	1,271	6.7%		2,677	2,518	6.3%
Losses and loss expenses	846	773	9.4%		1,734	1,486	16.7%
Policy acquisition costs	277	258	7.1%		549	518	6.1%
Administrative expenses	84	73	14.0%		163	142	14.1%
Underwriting income	150	167	(9.8)%		231	372	(37.9)%
Net investment income	86	64	33.3%		168	123	36.1%
Other (income) expense	(1)	1	NM		—	2	NM
Amortization of purchased intangibles	3	3	—		5	5	—
Segment income	$234	$227	2.9%		$394	$488	(19.4)%
Loss and loss expense ratio:
CAY loss ratio excluding catastrophe losses	54.0%	53.6%	0.4	pts	53.9%	53.4%	0.5	pts
Catastrophe losses	10.9%	7.4%	3.5	pts	11.4%	7.7%	3.7	pts
Prior period development	(2.5)%	(0.2)%	(2.3)	pts	(0.5)%	(2.1)%	1.6	pts
Loss and loss expense ratio	62.4%	60.8%	1.6	pts	64.8%	59.0%	5.8	pts
Policy acquisition cost ratio	20.4%	20.3%	0.1	pts	20.5%	20.5%	—	pts
Administrative expense ratio	6.1%	5.8%	0.3	pts	6.1%	5.7%	0.4	pts
Combined ratio	88.9%	86.9%	2.0	pts	91.4%	85.2%	6.2	pts
NM - Not meaningful

Catastrophe Losses and Prior Period Development	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2023	2022	2023	2022
Catastrophe losses	$147	$95	$306	$195
Favorable prior period development	$33	$3	$16	$54

Catastrophe losses through June 30, 2023 and 2022, were primarily from the following events:
•2023: U.S. flooding, hail, tornadoes, wind events, and winter storm losses.
•2022: Severe weather-related events in the U.S. and Colorado wildfires.

Refer to Note 8 in the Consolidated Financial Statements for detail on prior period development.

Premiums
Net premiums written increased $155 million, or 10.8 percent, and $271 million, or 10.4 percent for the three and six months ended June 30, 2023, respectively, primarily driven by record new business and strong renewal retention, from both rate and exposure increases, across all lines, principally in homeowners.

Net premiums earned increased $86 million, or 6.7 percent, and $159 million, or 6.3 percent for the three and six months ended June 30, 2023, respectively, reflecting the growth in net premiums written described above.

Combined Ratio
The loss and loss expense ratio increased for the three months ended June 30, 2023, primarily reflecting higher catastrophe losses, partially offset by higher favorable prior period development. The loss and loss expense ratio increased for the six months ended June 30, 2023, primarily reflecting higher catastrophe losses in the current year, and a reserve release in the prior year due to lower than expected paid and reported loss activity. The CAY loss ratio excluding catastrophe losses increased for the three and six months ended June 30, 2023, primarily reflecting higher auto and excess liability losses, partially offset by homeowners earned rate and exposure exceeding loss cost trends.

The administrative expense ratio increased for the three and six months ended June 30, 2023, primarily from higher pension expenses which will continue through 2023, partially offset by the favorable impact of higher net premiums earned. The increase in pension expense reflects the adverse impact of market conditions in 2022.

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

	Three Months Ended				Six Months Ended
	June 30		% Change		June 30		% Change
(in millions of U.S. dollars, except for percentages)	2023	2022	Q-23 vs. Q-22		2023	2022	YTD-23 vs. YTD-22
Net premiums written	$767	$738	4.0%		$1,060	$800	32.5%
Net premiums earned	635	573	11.0%		794	544	46.0%
Losses and loss expenses	507	478	6.2%		647	386	67.9%
Policy acquisition costs	37	31	20.1%		52	43	21.3%
Administrative expenses	3	2	65.7%		6	1	NM
Underwriting income	88	62	41.1%		89	114	(22.3)%
Net investment income	14	7	90.1%		31	14	119.9%
Other (income) expense	(1)	—	NM		—	—	—
Amortization of purchased intangibles	7	6	2.4%		13	13	—
Segment income	$96	$63	52.2%		$107	$115	(6.9)%
Loss and loss expense ratio:
CAY loss ratio excluding catastrophe losses	80.9%	79.6%	1.3	pts	79.4%	77.9%	1.5	pts
Catastrophe losses	(0.9)%	3.7%	(4.6)	pts	2.4%	4.0%	(1.6)	pts
Prior period development	(0.3)%	—	(0.3)	pts	(0.3)%	(11.0)%	10.7	pts
Loss and loss expense ratio	79.7%	83.3%	(3.6)	pts	81.5%	70.9%	10.6	pts
Policy acquisition cost ratio	5.9%	5.4%	0.5	pts	6.6%	8.0%	(1.4)	pts
Administrative expense ratio	0.6%	0.4%	0.2	pts	0.7%	0.1%	0.6	pts
Combined ratio	86.2%	89.1%	(2.9)	pts	88.8%	79.0%	9.8	pts
NM - Not meaningful

Catastrophe Losses and Prior Period Development	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2023	2022	2023	2022
(Favorable) unfavorable catastrophe losses	$(5)	$21	$19	$21
Favorable prior period development	$3	$—	$3	$26

Catastrophe activity for the three months ended June 30, 2023, relates to development from the first quarter of 2023. Catastrophe losses through June 30, 2023 and 2022, were primarily from the following events:
•2023: U.S. flooding, hail, tornadoes, and wind events.
•2022: Severe weather-related events in Chubb Agribusiness and winter storm losses in the U.S.

Refer to Note 8 in the Consolidated Financial Statements for detail on prior period development.

Premiums
Net premiums written increased $29 million, or 4.0 percent, and $260 million, or 32.5 percent for the three and six months ended June 30, 2023, respectively, reflecting growth in MPCI due to higher commodity prices, principally from our fall-seeded crops, and strong new business in Chubb Agribusiness. In addition, growth for the six months ended June 30, 2023 reflects the return of premium to the U.S. government of $161 million in the first quarter of 2022 as part of a profit-sharing agreement. Under the profit-sharing agreement, we returned additional premiums to the government because of the lower losses experienced in certain states in 2021.

Net premiums earned increased $62 million, or 11.0 percent, and $250 million, or 46.0 percent for the three and six months ended June 30, 2023, respectively, reflecting the factors described above.

Combined Ratio
The CAY loss ratio excluding catastrophe losses increased for the three and six months ended June 30, 2023, primarily due to lower crop year gain estimated in the current year compared to the prior year through June 30 and the year-over-year impact of crop commodity price hedge activity, which resulted in an increase of 0.7 percentage points and 0.8 percentage points, respectively. The decrease in the loss and loss expense ratio for the three months ended June 30, 2023, reflects catastrophe loss development from the first quarter of 2023. The increase in the loss and loss expense ratio for the six months ended June 30, 2023, reflects the prior year impact of the return of premium to the U.S. government mentioned above which had a corresponding reduction in incurred losses, partially offset by lower catastrophe losses.

The policy acquisition cost ratio increased for the three months ended June 30, 2023, reflecting changes in mix of business away from products that have a lower acquisition cost ratio. The policy acquisition cost ratio decreased for the six months ended June 30, 2023, primarily from the favorable impact of higher net premiums earned from MPCI.

The administrative expense ratio increased for the six months ended June 30, 2023, reflecting lower Administrative and Operating (A&O) reimbursements on the MPCI business.

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

	Three Months Ended				Six Months Ended
	June 30		% Change		June 30		% Change
(in millions of U.S. dollars, except for percentages)	2023	2022	Q-23 vs. Q-22		2023	2022	YTD-23 vs. YTD-22
Net premiums written	$2,885	$2,640	9.3%		$6,148	$5,719	7.5%
Net premiums written - constant dollars			10.9%				10.4%
Net premiums earned	2,908	2,696	7.9%		5,694	5,324	7.0%
Loss and loss expenses	1,267	1,143	10.8%		2,504	2,439	2.7%
Policy benefits	137	81	69.1%		247	174	42.0%
Policy acquisition costs	746	697	7.2%		1,459	1,376	6.1%
Administrative expenses	292	278	4.9%		572	547	4.4%
Underwriting income	466	497	(6.2)%		912	788	15.8%
Net investment income	200	162	23.5%		388	309	25.7%
Other (income) expense	(10)	3	NM		(19)	5	NM
Amortization of purchased intangibles	15	14	9.6%		33	28	16.6%
Segment income	$661	$642	2.9%		$1,286	$1,064	20.9%
Loss and loss expense ratio:
CAY loss ratio excluding catastrophe losses	49.5%	50.0%	(0.5)	pts	49.5%	49.7%	(0.2)	pts
Catastrophe losses	0.9%	1.8%	(0.9)	pts	2.4%	3.8%	(1.4)	pts
Prior period development	(2.1)%	(6.4)%	4.3	pts	(3.6)%	(4.4)%	0.8	pts
Loss and loss expense ratio	48.3%	45.4%	2.9	pts	48.3%	49.1%	(0.8)	pts
Policy acquisition cost ratio	25.7%	25.9%	(0.2)	pts	25.6%	25.8%	(0.2)	pts
Administrative expense ratio	10.0%	10.3%	(0.3)	pts	10.1%	10.3%	(0.2)	pts
Combined ratio	84.0%	81.6%	2.4	pts	84.0%	85.2%	(1.2)	pts
NM - Not meaningful

Catastrophe Losses and Prior Period Development

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2023	2022	2023	2022
Catastrophe losses	$26	$49	$139	$200
Favorable prior period development	$61	$173	$204	$233

Catastrophe losses through June 30, 2023 and 2022, were primarily from the following events:
•2023: Storms in New Zealand, flooding in Italy, and international weather-related events.
•2022: Storms in Australia and international weather-related events.

Refer to Note 8 to the Consolidated Financial Statements for detail on prior period development.

Net Premiums Written by Region	Three months ended June 30
(in millions of U.S. dollars, except for percentages)	2023	2023 % of Total	2022	2022 % of Total	C$ 2022	Q-23 vs. Q-22	C$ Q-23 vs. Q-22
Region
Europe, Middle East, and Africa	$1,307	45%	$1,203	46%	$1,183	8.7%	10.5%
Latin America	613	21%	549	21%	571	11.7%	7.3%
Asia Pacific	772	27%	690	26%	657	12.0%	17.4%
Japan	142	5%	143	5%	134	(1.2)%	5.9%
Other (1)	51	2%	55	2%	55	(9.1)%	(7.1)%
Net premiums written	$2,885	100%	$2,640	100%	$2,600	9.3%	10.9%

	Six months ended June 30
(in millions of U.S. dollars, except for percentages)	2023	2023 % of Total	2022	2022 % of Total	C$ 2022	Y-23 vs. Y-22	C$ Y-23 vs. Y-22
Region
Europe, Middle East, and Africa	$3,028	49%	$2,857	50%	$2,745	6.0%	10.3%
Latin America	1,274	21%	1,154	20%	1,199	10.4%	6.2%
Asia Pacific	1,505	24%	1,333	23%	1,276	13.0%	18.0%
Japan	247	4%	258	5%	232	(4.3)%	6.4%
Other (1)	94	2%	117	2%	114	(20.1)%	(17.8)%
Net premiums written	$6,148	100%	$5,719	100%	$5,566	7.5%	10.4%
(1)    Includes the international supplemental A&H business of Combined Insurance and other international operations including mainland China.

Premiums
Overall, net premiums written increased $245 million and $429 million, or $285 million and $582 million on a constant dollar basis, for the three and six months ended June 30, 2023, respectively, reflecting growth in both commercial and consumer lines. For the three and six months ended June 30, 2023, commercial lines grew 9.2 percent and 7.6 percent, or 11.9 percent and 11.3 percent on a constant-dollar basis, respectively, and consumer lines grew 9.3 percent and 7.4 percent, or 9.5 percent and 9.0 percent on a constant-dollar basis, respectively.

Our European division increased for the three and six months ended June 30, 2023, supported by both our wholesale and retail divisions. The growth in commercial lines was primarily driven by higher new business, and positive rate increases, including commercial property and casualty lines. Consumer lines increased primarily due to increased travel volume in A&H.

Latin America increased for the three and six months ended June 30, 2023, driven by growth in commercial lines due to exposure increases, positive rate increases, and new business, primarily property and casualty lines. Consumer lines grew due to increased A&H.

Asia Pacific increased for the three and six months ended June 30, 2023, driven by higher new business, higher retention and positive rate increases in commercial lines, including property and casualty lines and growth attributable to the acquisition of Cigna's business in Asia. Consumer lines increased primarily from travel in A&H.

Japan increased for the three and six months ended June 30, 2023, on a constant-dollar basis, primarily from higher new business in A&H.

Net premiums earned increased $212 million and $370 million, or $244 million and $496 million on a constant-dollar basis, for the three and six months ended June 30, 2023, respectively, reflecting the increase in net premiums written described above.

Combined Ratio
The loss and loss expense ratio increased for the three months ended June 30, 2023, due to lower favorable prior period development, partially offset by lower catastrophe losses. The loss and loss expense ratio decreased for the six months ended June 30, 2023, due to lower catastrophe losses, partially offset by lower favorable prior period development. The CAY loss ratio excluding catastrophe losses decreased for the three and six months ended June 30, 2023, primarily due to underlying loss ratio improvement.

The administrative expense ratio decreased for the three and six months ended June 30, 2023, reflecting the favorable impact of higher net premiums earned, partially offset by increased investment to support growth.

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

	Three Months Ended				Six Months Ended
	June 30		% Change		June 30		% Change
(in millions of U.S. dollars, except for percentages)	2023	2022	Q-23 vs. Q-22		2023	2022	YTD-23 vs. YTD-22
Net premiums written	$293	$262	11.6%		$570	$515	10.6%
Net premiums written - constant dollars			12.4%				11.4%
Net premiums earned	237	222	6.7%		481	457	5.3%
Losses and loss expenses	91	139	(34.1)%		203	254	(19.9)%
Policy acquisition costs	65	57	12.4%		127	119	6.0%
Administrative expenses	9	10	(9.9)%		18	19	(1.2)%
Underwriting income	72	16	NM		133	65	103.4%
Net investment income	48	76	(37.1)%		97	161	(39.5)%
Other (income) expense	—	1	NM		(1)	1	NM
Segment income	$120	$91	31.2%		$231	$225	2.7%
Loss and loss expense ratio:
CAY loss ratio excluding catastrophe losses	46.7%	49.7%	(3.0)	pts	47.8%	49.8%	(2.0)	pts
Catastrophe losses	0.4%	0.8%	(0.4)	pts	0.2%	0.6%	(0.4)	pts
Prior period development	(8.4)%	12.1%	(20.5)	pts	(5.7)%	5.1%	(10.8)	pts
Loss and loss expense ratio	38.7%	62.6%	(23.9)	pts	42.3%	55.5%	(13.2)	pts
Policy acquisition cost ratio	27.0%	25.6%	1.4	pts	26.3%	26.1%	0.2	pts
Administrative expense ratio	3.9%	4.6%	(0.7)	pts	3.8%	4.1%	(0.3)	pts
Combined ratio	69.6%	92.8%	(23.2)	pts	72.4%	85.7%	(13.3)	pts
NM - not meaningful

Catastrophe Losses and Prior Period Development

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S dollars)	2023	2022	2023	2022
Catastrophe losses	$1	$2	$1	$3
Favorable (unfavorable) prior period development	$17	$(25)	$25	$(22)
Refer to Note 8 in the Consolidated Financial Statements for detail on prior period development.

Premiums
Net premiums written increased $31 million and $55 million for the three and six months ended June 30, 2023, respectively, primarily from new business and rate increases in property, partially offset by lower catastrophe reinstatement premiums.

Net premiums earned increased $15 million and $24 million for the three and six months ended June 30, 2023, respectively, primarily reflecting the increase in net premiums written described above.

Combined Ratio
The loss and loss expense ratio decreased for the three and six months ended June 30, 2023, mainly from favorable prior period development and lower catastrophe losses. The CAY loss ratio excluding catastrophe losses decreased for the three and six months ended June 30, 2023, primarily from an improvement in market conditions which lowered loss ratio expectations in several lines of business, including property, casualty, and workers' compensation lines.

The policy acquisition cost ratio increased for the three months ended June 30, 2023, primarily due to lower catastrophe reinstatement premiums which have a lower acquisition cost ratio.

The administrative expense ratio decreased for the three and six months ended June 30, 2023, primarily due to the favorable impact of higher net premiums earned.

Life Insurance

The Life Insurance segment comprises our international life operations, which commencing in the third quarter of 2022, includes Cigna's A&H and life business in Korea, Taiwan, New Zealand, Hong Kong, and Indonesia, acquired on July 1, 2022. The Life Insurance segment also includes Chubb Tempest Life Re (Chubb Life Re), and the North American supplemental A&H and life business of Combined Insurance. Results for the three and six months ended June 30, 2022, respectively, are adjusted to reflect the adoption of LDTI. Refer to Note 1 c).

	Three Months Ended			Six Months Ended
	June 30		% Change	June 30		% Change
(in millions of U.S. dollars, except for percentages)	2023	2022	Q-23 vs. Q-22	2023	2022	YTD-23 vs. YTD-22
Net premiums written	$1,270	$562	126.1%	$2,563	$1,138	125.3%
Net premiums written - constant dollars			127.6%			128.1%
Net premiums earned	1,256	539	132.9%	2,520	1,081	133.0%
Losses and loss expenses	35	27	29.6%	67	51	31.4%
Policy benefits	705	298	136.2%	1,417	609	132.5%
Policy acquisition costs	277	138	100.2%	550	271	102.2%
Administrative expenses	170	88	93.5%	337	172	96.7%
Net investment income	161	109	48.7%	314	212	48.3%
Other (income) expense	(26)	(12)	138.0%	(41)	(42)	(1.2)%
Amortization of purchased intangibles	2	3	(9.7)%	6	5	34.1%
Segment income	$254	$106	140.3%	$498	$227	119.9%

Premiums
Net premiums written increased $708 million and $1,425 million, or $712 million and $1,440 million on a constant-dollar basis, for the three and six months ended June 30, 2023, respectively. For our international life operations, net premiums written increased 234.5 percent and 236.1 percent for the three and six months ended June 30, 2023, respectively, primarily due to the acquisition of Cigna's business in Asia. In addition, there was growth in Latin America, primarily in our bank distribution channels, and in Asia, principally in Hong Kong. Net premiums written in our North American Combined Insurance business declined 5.7 percent and 6.3 percent, for the three and six months ended June 30, 2023, respectively, as growth in the supplemental A&H business was more than offset by the non-renewal of a large program.

Deposits
The following table presents deposits collected on universal life and investment contracts:

	Three Months Ended					Six Months Ended
	June 30			% Change		June 30			% Change
(in millions of U.S. dollars, except for percentages)	2023	2022	C$ 2022	Q-23 vs. Q-22	C$ Q-23 vs. Q-22	2023	2022	C$ 2022	Y-23 vs. Y-22	C$ Y-23 vs. Y-22
Deposits collected on universal life and investment contracts(1)	$400	$427	$408	(6.6)%	(2.0)%	$709	$984	$919	(27.9)%	(22.8)%
(1) The three months ended June 30, 2023, includes a favorable adjustment of $27 million; excluding this item, deposits decreased 13.0 percent, or 8.7 percent on a constant-dollar basis.
Deposits collected on universal life and investment contracts (life deposits) are not reflected as revenues in our Consolidated statements of operations in accordance with GAAP. New life deposits are an important component of production, and although they do not significantly affect current period income from operations, they are key to our efforts to grow our business. Life deposits collected decreased $27 million and $275 million for the three and six months ended June 30, 2023, respectively, primarily in Taiwan, reflecting challenging market conditions for deposit products. Partially offsetting the decline for the three and six months ended June 30, 2023, respectively, are deposits collected through the acquired Cigna businesses in Asia.

Life Insurance segment income
Life Insurance segment income increased $148 million and $271 million for the three and six months ended June 30, 2023, respectively, reflecting growth from the acquisition of Cigna's business in Asia, primarily in Korea. Growth for the three and six months ended June 30, 2023 also reflected higher net investment income due to a higher invested asset base, including from the Cigna acquisition, and $5 million and $10 million, respectively, from equity securities supporting policyholder dividends. Growth for the three months ended June 30, 2023, also included higher income from our investment in Huatai, our partially-owned insurance entity in China from higher investment income as well as from our increased ownership interest compared to prior year. Income from Huatai is recorded under the equity method of accounting with our share of net income or loss reported in Other (income) expense. Effective July 1, 2023, and starting with our third quarter 2023 reporting, we will apply consolidation accounting to our investment in Huatai.

Corporate

Corporate results primarily include the results of our non-insurance companies, income and expenses not attributable to reportable segments and loss and loss expenses of asbestos and environmental (A&E) liabilities and certain other non-A&E run-off exposures, including molestation. Results for the three and six months ended June 30, 2022, are adjusted to reflect the adoption of LDTI. Refer to Note 1 c).

	Three Months Ended			Six Months Ended
	June 30		% Change	June 30		% Change
(in millions of U.S. dollars, except for percentages)	2023	2022	Q-23 vs. Q-22	2023	2022	YTD-23 vs. YTD-22
Losses and loss expenses	$61	$191	(68.4)%	$72	$201	(64.5)%
Administrative expenses	95	90	7.4%	192	173	11.3%
Underwriting loss	156	281	(44.6)%	264	374	(29.5)%
Net investment income (loss)	3	(4)	NM	14	(9)	NM
Other (income) expense	14	138	(91.0)%	(200)	(121)	66.0%
Amortization of purchased intangibles	43	45	(6.1)%	85	91	(6.4)%
Net realized gains (losses)	(309)	(512)	(39.6)%	(385)	(490)	(21.2)%
Market risk benefits gains (losses)	(7)	(33)	(79.9)%	(122)	16	NM
Interest expense	165	134	22.8%	325	266	22.2%
Cigna integration expenses	15	3	NM	37	3	NM
Income tax expense	392	291	34.8%	776	644	20.4%
Net loss	$(1,098)	$(1,441)	(24.0)%	$(1,780)	$(1,740)	2.1%
NM - not meaningful

Losses and loss expenses primarily includes unfavorable prior period development for molestation claims.

Administrative expenses increased $5 million and $19 million for the three and six months ended June 30, 2023, respectively, primarily due to increased spending to support digital growth initiatives.

Cigna integration expenses of $15 million and $37 million for the three and six months ended June 30, 2023, respectively, principally comprised legal and professional fees and all other costs directly related to the integration activities of the Cigna acquisition. These expenses are one-time in nature and are not related to the on-going business activities of the segments. The Chief Executive Officer does not manage segment results or allocate resources to segments when considering these costs and they are therefore excluded from our definition of segment income.

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
The following tables present our net realized and unrealized gains (losses):

	Three Months Ended June 30
			2023			2022
				(As Adjusted)
(in millions of U.S. dollars)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact
Fixed maturities	$(107)	$(1,194)	$(1,301)	$(442)	$(4,344)	$(4,786)
Fixed income and investment derivatives	(55)	—	(55)	(81)	—	(81)
Public equity
Sales	2	—	2	163	—	163
Mark-to-market	26	—	26	(426)	—	(426)
Private equity (less than 3 percent ownership)
Mark-to-market	20	—	20	4	—	4
Total investment portfolio	(114)	(1,194)	(1,308)	(782)	(4,344)	(5,126)
Other derivatives	2	—	2	9	—	9
Foreign exchange	(186)	215	29	270	(756)	(486)
Current discount rate on future policy benefits	—	(35)	(35)	—	632	632
Instrument-specific credit risk on market risk benefits	—	11	11	—	17	17
Other	(6)	48	42	—	5	5
Net (losses), pre-tax	$(304)	$(955)	$(1,259)	$(503)	$(4,446)	$(4,949)

	Six Months Ended June 30
			2023			2022
				(As Adjusted)
(in millions of U.S. dollars)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact
Fixed maturities	$(287)	$592	$305	$(578)	$(8,996)	$(9,574)
Fixed income and investment derivatives	(101)	—	(101)	(34)	—	(34)
Public equity
Sales	(3)	—	(3)	418	—	418
Mark-to-market	42	—	42	(625)	—	(625)
Private equity (less than 3 percent ownership)
Mark-to-market	35	—	35	59	—	59
Total investment portfolio	(314)	592	278	(760)	(8,996)	(9,756)
Other derivatives	1	—	1	10	—	10
Foreign exchange	(55)	38	(17)	344	(689)	(345)
Current discount rate on future policy benefits	—	(186)	(186)	—	1,067	1,067
Instrument-specific credit risk on market risk benefits	—	8	8	—	40	40
Other	(13)	15	2	(74)	24	(50)
Net gains (losses), pre-tax	$(381)	$467	$86	$(480)	$(8,554)	$(9,034)

Pre-tax net unrealized losses of $1,194 million in our investment portfolio for the three months ended June 30, 2023 was primarily driven by higher interest rates as well as the $423 million pre-tax impact of the reclassification of our approximately $8 billion HTM portfolio to our AFS portfolio. This reclassification to AFS increases management's flexibility to execute on its investment strategy to take advantage of higher yields when the opportunity arises, while not making any major change to its current asset allocation. Refer to Note 3 a) to the Consolidated Financial Statements. Pre-tax net unrealized gains of $592 million for the six months ended June 30, 2023 were principally the result of changes in interest rates.

In addition, there were pre-tax net realized losses of $114 million and $314 million for the three and six months ended June 30, 2023, respectively, comprising losses from sales and impairments of fixed maturities and derivative losses.

Effective Income Tax Rate
Our effective tax rate (ETR) reflects a mix of income or losses in jurisdictions with a wide range of tax rates, permanent differences between GAAP and local tax laws, and the impact of discrete items. A change in the geographic mix of earnings could impact our ETR.

For the three and six months ended June 30, 2023, our ETR was 17.9 percent and 17.4 percent, respectively. This compares to an ETR of 19.6 percent and 17.0 percent for the three and six months ended June 30, 2022. The ETR for each period in 2023 was impacted by our mix of earnings among various jurisdictions, most notably related to gains/(losses) that were realized, the impact of our Cigna acquisition, and an increase in the enacted UK tax rate, partially offset by discrete tax items.

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
Three Months Ended
June 30, 2023
(in millions of U.S. dollars except for ratios)
Numerator
Losses and loss expenses/policy benefits	A	$2,871	$846	$507	$1,404	$91	$61	$5,780
Catastrophe losses and related adjustments
Catastrophe losses, net of related adjustments		(231)	(147)	5	(26)	(1)	—	(400)
Reinstatement premiums collected (expensed) on catastrophe losses		—	—	—	—	—	—	—
Catastrophe losses, gross of related adjustments		(231)	(147)	5	(26)	(1)	—	(400)
PPD and related adjustments
PPD, net of related adjustments - favorable (unfavorable)		146	33	3	61	17	(60)	200
Net premiums earned adjustments on PPD - unfavorable (favorable)		12	—	(2)	—	—	—	10
Expense adjustments - unfavorable (favorable)		4	—	—	—	—	—	4
PPD reinstatement premiums - unfavorable (favorable)		—	—	—	—	6	—	6
PPD, gross of related adjustments - favorable (unfavorable)		162	33	1	61	23	(60)	220
CAY loss and loss expense ex CATs	B	$2,802	$732	$513	$1,439	$113	$1	$5,600
Policy acquisition costs and administrative expenses
Policy acquisition costs and administrative expenses	C	$930	$361	$40	$1,038	$74	$95	$2,538
Expense adjustments - favorable (unfavorable)		(4)	—	—	—	—	—	(4)
Policy acquisition costs and administrative expenses, adjusted	D	$926	$361	$40	$1,038	$74	$95	$2,534
Denominator
Net premiums earned	E	$4,606	$1,357	$635	$2,908	$237		$9,743
Net premiums earned adjustments on PPD - unfavorable (favorable)		12	—	(2)	—	—		10
PPD reinstatement premiums - unfavorable (favorable)		—	—	—	—	6		6
Net premiums earned excluding adjustments	F	$4,618	$1,357	$633	$2,908	$243		$9,759
P&C Combined ratio
Loss and loss expense ratio	A/E	62.3%	62.4%	79.7%	48.3%	38.7%		59.3%
Policy acquisition cost and administrative expense ratio	C/E	20.2%	26.5%	6.5%	35.7%	30.9%		26.1%
P&C Combined ratio		82.5%	88.9%	86.2%	84.0%	69.6%		85.4%
CAY P&C Combined ratio ex CATs
Loss and loss expense ratio, adjusted	B/F	60.7%	54.0%	80.9%	49.5%	46.7%		57.4%
Policy acquisition cost and administrative expense ratio, adjusted	D/F	20.0%	26.5%	6.5%	35.7%	30.1%		25.9%
CAY P&C Combined ratio ex CATs		80.7%	80.5%	87.4%	85.2%	76.8%		83.3%
Combined ratio
Combined ratio								85.4%
Add: impact of gains and losses on crop derivatives								—
P&C Combined ratio								85.4%
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
Three Months Ended
June 30, 2022
(in millions of U.S. dollars except for ratios)
Numerator
Losses and loss expenses/policy benefits	A	$2,446	$773	$478	$1,224	$139	$191	$5,251
Catastrophe losses and related adjustments
Catastrophe losses, net of related adjustments		(124)	(95)	(21)	(49)	(2)	—	(291)
Reinstatement premiums collected (expensed) on catastrophe losses		—	—	—	—	—	—	—
Catastrophe losses, gross of related adjustments		(124)	(95)	(21)	(49)	(2)	—	(291)
PPD and related adjustments
PPD, net of related adjustments - favorable (unfavorable)		287	3	—	173	(25)	(191)	247
Net premiums earned adjustments on PPD - unfavorable (favorable)		3	—	—	—	—	—	3
Expense adjustments - unfavorable (favorable)		(1)	—	—	—	—	—	(1)
PPD reinstatement premiums - unfavorable (favorable)		—	—	—	—	(3)	—	(3)
PPD, gross of related adjustments - favorable (unfavorable)		289	3	—	173	(28)	(191)	246
CAY loss and loss expense ex CATs	B	$2,611	$681	$457	$1,348	$109	$—	$5,206
Policy acquisition costs and administrative expenses
Policy acquisition costs and administrative expenses	C	$822	$331	$33	$975	$67	$90	$2,318
Expense adjustments - favorable (unfavorable)		1	—	—	—	—	—	1
Policy acquisition costs and administrative expenses, adjusted	D	$823	$331	$33	$975	$67	$90	$2,319
Denominator
Net premiums earned	E	$4,248	$1,271	$573	$2,696	$222		$9,010
Net premiums earned adjustments on PPD - unfavorable (favorable)		3	—	—	—	—		3
PPD reinstatement premiums - unfavorable (favorable)		—	—	—	—	(3)		(3)
Net premiums earned excluding adjustments	F	$4,251	$1,271	$573	$2,696	$219		$9,010
P&C Combined ratio
Loss and loss expense ratio	A/E	57.6%	60.8%	83.3%	45.4%	62.6%		58.3%
Policy acquisition cost and administrative expense ratio	C/E	19.3%	26.1%	5.8%	36.2%	30.2%		25.7%
P&C Combined ratio		76.9%	86.9%	89.1%	81.6%	92.8%		84.0%
CAY P&C Combined ratio ex CATs
Loss and loss expense ratio, adjusted	B/F	61.4%	53.6%	79.6%	50.0%	49.7%		57.8%
Policy acquisition cost and administrative expense ratio, adjusted	D/F	19.4%	26.1%	5.8%	36.2%	30.7%		25.7%
CAY P&C Combined ratio ex CATs		80.8%	79.7%	85.4%	86.2%	80.4%		83.5%
Combined ratio
Combined ratio								84.1%
Add: impact of gains and losses on crop derivatives								(0.1)%
P&C Combined ratio								84.0%
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
Six Months Ended
June 30, 2023
(in millions of U.S. dollars except for ratios)
Numerator
Losses and loss expenses/policy benefits	A	$5,600	$1,734	$647	$2,751	$203	$72	$11,007
Catastrophe losses and related adjustments
Catastrophe losses, net of related adjustments		(393)	(306)	(19)	(139)	(1)	—	(858)
Reinstatement premiums collected (expensed) on catastrophe losses		—	—	—	—	—	—	—
Catastrophe losses, gross of related adjustments		(393)	(306)	(19)	(139)	(1)	—	(858)
PPD and related adjustments
PPD, net of related adjustments - favorable (unfavorable)		218	16	3	204	25	(70)	396
Net premiums earned adjustments on PPD - unfavorable (favorable)		12	—	(2)		—	—	10
Expense adjustments - unfavorable (favorable)		7	—	—	—	—	—	7
PPD reinstatement premiums - unfavorable (favorable)		—	(1)	—	—	6	—	5
PPD, gross of related adjustments - favorable (unfavorable)		237	15	1	204	31	(70)	418
CAY loss and loss expense ex CATs	B	$5,444	$1,443	$629	$2,816	$233	$2	$10,567
Policy acquisition costs and administrative expenses
Policy acquisition costs and administrative expenses	C	$1,838	$712	$58	$2,031	$145	$192	$4,976
Expense adjustments - favorable (unfavorable)		(7)	—	—	—	—	—	(7)
Policy acquisition costs and administrative expenses, adjusted	D	$1,831	$712	$58	$2,031	$145	$192	$4,969
Denominator
Net premiums earned	E	$8,975	$2,677	$794	$5,694	$481		$18,621
Net premiums earned adjustments on PPD - unfavorable (favorable)		12	—	(2)	—	—		10
PPD reinstatement premiums - unfavorable (favorable)		—	(1)	—	—	6		5
Net premiums earned excluding adjustments	F	$8,987	$2,676	$792	$5,694	$487		$18,636
P&C Combined ratio
Loss and loss expense ratio	A/E	62.4%	64.8%	81.5%	48.3%	42.3%		59.1%
Policy acquisition cost and administrative expense ratio	C/E	20.5%	26.6%	7.3%	35.7%	30.1%		26.7%
P&C Combined ratio		82.9%	91.4%	88.8%	84.0%	72.4%		85.8%
CAY P&C Combined ratio ex CATs
Loss and loss expense ratio, adjusted	B/F	60.6%	53.9%	79.4%	49.5%	47.8%		56.7%
Policy acquisition cost and administrative expense ratio, adjusted	D/F	20.3%	26.6%	7.3%	35.6%	29.8%		26.7%
CAY P&C Combined ratio ex CATs		80.9%	80.5%	86.7%	85.1%	77.6%		83.4%
Combined ratio
Combined ratio								85.8%
Add: impact of gains and losses on crop derivatives								—
P&C Combined ratio								85.8%
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
Six Months Ended
June 30, 2022
(in millions of U.S. dollars except for ratios)
Numerator
Losses and loss expenses/policy benefits	A	$4,943	$1,486	$386	$2,613	$254	$201	$9,883
Catastrophe losses and related adjustments
Catastrophe losses, net of related adjustments		(205)	(195)	(21)	(200)	(3)	—	(624)
Reinstatement premiums collected (expensed) on catastrophe losses		—	—	—	—	—	—	—
Catastrophe losses, gross of related adjustments		(205)	(195)	(21)	(200)	(3)	—	(624)
PPD and related adjustments
PPD, net of related adjustments - favorable (unfavorable)		395	54	26	233	(22)	(199)	487
Net premiums earned adjustments on PPD - unfavorable (favorable)		3	—	159	—	—	—	162
Expense adjustments - unfavorable (favorable)		5	—	(1)	—	—	—	4
PPD reinstatement premiums - unfavorable (favorable)		—	—	—	—	(2)	—	(2)
PPD, gross of related adjustments - favorable (unfavorable)		403	54	184	233	(24)	(199)	651
CAY loss and loss expense ex CATs	B	$5,141	$1,345	$549	$2,646	$227	$2	$9,910
Policy acquisition costs and administrative expenses
Policy acquisition costs and administrative expenses	C	$1,660	$660	$44	$1,923	$138	$173	$4,598
Expense adjustments - favorable (unfavorable)		(5)	—	1	—	—	—	(4)
Policy acquisition costs and administrative expenses, adjusted	D	$1,655	$660	$45	$1,923	$138	$173	$4,594
Denominator
Net premiums earned	E	$8,362	$2,518	$544	$5,324	$457		$17,205
Net premiums earned adjustments on PPD - unfavorable (favorable)		3	—	159	—	—		162
PPD reinstatement premiums - unfavorable (favorable)		—	—	—	—	(2)		(2)
Net premiums earned excluding adjustments	F	$8,365	$2,518	$703	$5,324	$455		$17,365
P&C Combined ratio
Loss and loss expense ratio	A/E	59.1%	59.0%	70.9%	49.1%	55.5%		57.4%
Policy acquisition cost and administrative expense ratio	C/E	19.9%	26.2%	8.1%	36.1%	30.2%		26.8%
P&C Combined ratio		79.0%	85.2%	79.0%	85.2%	85.7%		84.2%
CAY P&C Combined ratio ex CATs
Loss and loss expense ratio, adjusted	B/F	61.5%	53.4%	77.9%	49.7%	49.8%		57.1%
Policy acquisition cost and administrative expense ratio, adjusted	D/F	19.7%	26.3%	6.4%	36.1%	30.3%		26.4%
CAY P&C Combined ratio ex CATs		81.2%	79.7%	84.3%	85.8%	80.1%		83.5%
Combined ratio
Combined ratio								84.3%
Add: impact of gains and losses on crop derivatives								(0.1)%
P&C Combined ratio								84.2%
Note: The ratios above are calculated using whole U.S. dollars. Accordingly, calculations using rounded amounts may differ. Letters A, B, C, D, E, and F included in the table are references for calculating the ratios above.

Amortization of Purchased Intangibles and Other Amortization
Amortization of purchased intangibles
Amortization expense related to purchased intangibles was $70 million and $142 million for the three and six months ended June 30, 2023, respectively, compared with $71 million and $142 million for the prior year periods, respectively.

At June 30, 2023, the deferred tax liability associated with the Other intangible assets (excluding the fair value adjustment on Unpaid losses and loss expense) was $1,200 million.

The following table presents, as of June 30, 2023, the expected reduction to the deferred tax liability associated with the amortization of Other intangible assets, at current foreign currency exchange rates, for the third through fourth quarters of 2023 and for the next five years:

For the Years Ending December 31 (in millions of U.S. dollars)	Reduction to deferred tax liability associated with intangible assets
Third quarter of 2023	$16
Fourth quarter of 2023	16
2024	61
2025	57
2026	52
2027	49
2028	47
Total	$298

Amortization of the fair value adjustment on acquired invested assets and assumed long-term debt
The following table presents, as of June 30, 2023, the expected amortization expense of the fair value adjustment on acquired invested assets related to the acquisitions of Cigna's business in Asia and Chubb Corp, at current foreign currency exchange rates, and the expected amortization benefit from the fair value adjustment on assumed long-term debt related to the Chubb Corp acquisition for the third through fourth quarters of 2023 and for the next five years:

	Amortization (expense) benefit of the fair value adjustment on
For the Years Ending December 31 (in millions of U.S. dollars)	Acquired Cigna invested assets	Acquired Chubb Corp invested assets	Total acquired invested assets (1)	Assumed long-term debt (2)
Third quarter of 2023	$6	$(8)	$(2)	$5
Fourth quarter of 2023	5	(8)	(3)	6
2024	19	(20)	(1)	21
2025	17	(9)	8	21
2026	15	—	15	21
2027	13	—	13	21
2028	12	—	12	21
Total	$87	$(45)	$42	$116
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

Net Investment Income

	Three Months Ended June 30		Six Months Ended June 30
(in millions of U.S. dollars)	2023	2022	2023	2022
Fixed maturities (1)	$1,095	$853	$2,157	$1,652
Short-term investments	49	15	87	24
Other interest income	12	4	29	7
Equity securities	6	34	15	72
Other investments	32	27	58	46
Gross investment income (1)	1,194	933	2,346	1,801
Investment expenses	(49)	(45)	(94)	(91)
Net investment income (1)	$1,145	$888	$2,252	$1,710
(1) Includes amortization expense related to fair value adjustment of acquired invested assets	$(3)	$(14)	$(5)	$(30)

Net investment income is influenced by a number of factors including the amounts and timing of inward and outward cash flows, the level of interest rates, and changes in overall asset allocation. Net investment income increased 28.9 percent and 31.7 percent for the three and six months ended June 30, 2023, respectively, primarily due to higher reinvestment rates on fixed maturities.

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

	Three Months Ended June 30		Six Months Ended June 30
(in millions of U.S. dollars)	2023	2022	2023	2022
Total mark-to-market gain (loss) on private equity, pre-tax	$17	$(130)	$274	$180

Interest Expense
Interest expense for the six months ended June 30, 2023, comprised $335 million related to fixed expenses on existing debt obligations and variable expenses, and a $10 million benefit related to the amortization of the fair value of debt assumed in the Chubb Corp acquisition. The variable expenses relate to fees from the usage of certain facilities, including letters of credit, and interest on held collateral and repurchase agreements. Interest expense for the six months ended June 30, 2023, was higher than expected primarily due to rising interest rates on held collateral and repurchase agreements. Based on our existing fixed debt obligations and projected variable expenses, we now expect pre-tax interest expense on these items to be approximately $342 million for the remainder of 2023, or $171 million each quarter. For more information on our debt obligations, refer to Note 9 to the Consolidated Financial Statements, under Item 8 in our 2022 Form 10-K.

Investments
Our investment portfolio is invested primarily in publicly traded, investment grade, fixed income securities with an average credit quality of A/A as rated by the independent investment rating services Standard and Poor’s (S&P)/Moody’s Investors Service (Moody’s) at June 30, 2023. The portfolio is externally managed by independent, professional investment managers and is broadly diversified across geographies, sectors, and issuers. Other investments principally comprise direct investments, investment funds, and limited partnerships. We hold no collateralized debt obligations in our investment portfolio, and we provide no credit default protection. We have long-standing global credit limits for our entire portfolio across the organization. Exposures are aggregated, monitored, and actively managed by our Global Credit Committee, comprising senior executives, including our Chief Financial Officer, our Chief Risk Officer, our Chief Investment Officer, and our Treasurer. We also have well-

established, strict contractual investment rules requiring managers to maintain highly diversified exposures to individual issuers and closely monitor investment manager compliance with portfolio guidelines.

The average duration of our fixed income securities was 4.6 years and 4.5 years at June 30, 2023, and December 31, 2022, respectively. We estimate that a 100 basis point (bps) increase in interest rates would reduce the valuation of our fixed income portfolio by approximately $4.6 billion at June 30, 2023. The following table shows the fair value and cost/amortized cost, net of valuation allowance, of our invested assets:

	June 30, 2023		December 31, 2022
(in millions of U.S. dollars)	Fair Value	Cost/ Amortized Cost, Net	Fair Value	Cost/ Amortized Cost, Net
Fixed maturities available for sale	$96,789	$104,031	$85,220	$93,186
Fixed maturities held to maturity	—	—	8,439	8,848
Short-term investments	4,097	4,099	4,960	4,962
Fixed income securities	100,886	108,130	98,619	106,996
Equity securities	1,043	1,043	827	827
Other investments	14,707	14,707	13,696	13,696
Total investments	$116,636	$123,880	$113,142	$121,519

The fair value of our total investments increased $3.5 billion during the six months ended June 30, 2023, primarily due to the investing of operating cash flow and unrealized gains on fixed maturities, partially offset by share repurchases and dividend payments.

The following tables present the fair value of our fixed income securities at June 30, 2023, and December 31, 2022. The first table lists investments according to type and second according to S&P credit rating:

	June 30, 2023		December 31, 2022
(in millions of U.S. dollars, except for percentages)	Fair Value	% of Total	Fair Value	% of Total
U.S. Treasury / Agency	$3,744	4%	$3,996	4%
Corporate and asset-backed securities	40,177	40%	38,535	40%
Mortgage-backed securities	17,972	18%	17,202	17%
Municipal	5,194	5%	6,964	7%
Non-U.S.	29,702	29%	26,962	27%
Short-term investments	4,097	4%	4,960	5%
Total	$100,886	100%	$98,619	100%
AAA	$13,916	14%	$14,779	15%
AA	31,109	31%	31,195	32%
A	19,233	19%	18,366	19%
BBB	18,040	18%	16,802	17%
BB	9,882	9%	8,722	9%
B	8,191	8%	8,347	8%
Other	515	1%	408	—%
Total	$100,886	100%	$98,619	100%

Corporate and asset-backed securities
The following table presents our 10 largest global exposures to corporate bonds by fair value at June 30, 2023:

(in millions of U.S. dollars)	Fair Value
Bank of America Corp	$762
JP Morgan Chase & Co	664
Morgan Stanley	663
Wells Fargo & Co	588
Citigroup Inc	515
Goldman Sachs Group Inc	512
UBS Group AG	386
HSBC Holdings Plc	375
Verizon Communications Inc	364
AT&T Inc	363

Mortgage-backed securities
The following table shows the fair value and amortized cost, net of valuation allowance, of our mortgage-backed securities:

	S&P Credit Rating					Fair Value	Amortized Cost, Net
June 30, 2023 (in millions of U.S. dollars)	AAA	AA	A	BBB	BB and below	Total	Total
Agency residential mortgage-backed securities (RMBS)	$7	$15,051	$—	$—	$—	$15,058	$16,809
Non-agency RMBS	576	51	48	28	7	710	799
Commercial mortgage-backed securities	1,890	173	128	13	—	2,204	2,422
Total mortgage-backed securities	$2,473	$15,275	$176	$41	$7	$17,972	$20,030

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
The following table summarizes the fair value and amortized cost, net of valuation allowance, of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. government securities at June 30, 2023:

(in millions of U.S. dollars)	Fair Value	Amortized Cost, Net
Republic of Korea	$1,681	$1,734
Taiwan	987	954
Canada	945	1,004
Federative Republic of Brazil	649	654
United Mexican States	610	641
Province of Ontario	589	629
Kingdom of Thailand	548	532
Socialist Republic of Vietnam	496	384
Commonwealth of Australia	464	539
United Kingdom	401	450
Other Non-U.S. Government Securities	5,087	5,475
Total	$12,457	$12,996

The following table summarizes the fair value and amortized cost, net of valuation allowance, of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. corporate securities at June 30, 2023:

(in millions of U.S. dollars)	Fair Value	Amortized Cost, Net
United Kingdom	$2,409	$2,621
Canada	1,957	2,063
South Korea	1,456	1,491
United States (1)	1,307	1,388
France	1,227	1,326
Australia	1,028	1,116
Japan	749	802
Netherlands	549	590
Germany	516	572
Switzerland	488	539
Other Non-U.S. Corporate Securities	5,559	5,945
Total	$17,245	$18,453
(1)     The countries that are listed in the non-U.S. corporate fixed income portfolio above represent the ultimate parent company's country of risk. Non-U.S. corporate securities could be issued by foreign subsidiaries of U.S. corporations.

Below-investment grade corporate fixed income portfolio
Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss from default by the borrower is greater with below-investment grade securities. Below-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than investment grade issuers. At June 30, 2023, our corporate fixed income investment portfolio included below-investment grade and non-rated securities which, in total, comprised approximately 16 percent of our fixed income portfolio. Our below-investment grade and non-rated portfolio includes over 1,700 issuers, with the greatest single exposure being $155 million.

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

The following table presents a roll-forward of our unpaid losses and loss expenses:

(in millions of U.S. dollars)	Gross Losses	Reinsurance Recoverable (1)	Net Losses
Balance at December 31, 2022	$75,747	$17,086	$58,661
Losses and loss expenses incurred	13,480	2,649	10,831
Losses and loss expenses paid	(12,910)	(3,119)	(9,791)
Other (including foreign exchange translation)	163	(8)	171
Balance at June 30, 2023	$76,480	$16,608	$59,872
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

Asbestos and Environmental (A&E)
There was no significant A&E reserve activity during the three and six months ended June 30, 2023. A&E reserves are included in Corporate. Refer to our 2022 Form 10-K for further information on our A&E exposures.

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

Catastrophe Management
We actively monitor and manage our catastrophe risk accumulation around the world from natural perils, including setting risk limits based on probable maximum loss (PML) and purchasing catastrophe reinsurance, to ensure sufficient liquidity and capital to meet the expectations of regulators, rating agencies, and policyholders, and to provide shareholders with an appropriate risk-adjusted return. Chubb uses internal and external data together with sophisticated, analytical catastrophe loss and risk modeling techniques to ensure an appropriate understanding of risk, including diversification and correlation effects, across different product lines and territories. The table below presents our modeled pre-tax estimates of natural catastrophe PML, net of reinsurance, at June 30, 2023, and does not represent our expected catastrophe losses for any one year.

	Modeled Net Probable Maximum Loss (PML) Pre-tax
	Worldwide (1)		U.S. Hurricane (2)		California Earthquake (3)
	Annual Aggregate		Annual Aggregate		Single Occurrence
(in millions of U.S. dollars, except for percentages)	Chubb	% of Total Shareholders’ Equity	Chubb	% of Total Shareholders’ Equity	Chubb	% of Total Shareholders’ Equity
1-in-10	$2,318	4.4%	$1,204	2.3%	$143	0.3%
1-in-100	$5,197	9.8%	$3,477	6.6%	$1,392	2.6%
1-in-250	$8,717	16.5%	$6,577	12.4%	$1,644	3.1%
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

The PML for worldwide and key U.S. peril regions are based on our in-force portfolio at April 1, 2023, and reflect the April 1, 2023, reinsurance program (see Global Property Catastrophe Reinsurance Program section) as well as inuring reinsurance protection coverages. These estimates assume that reinsurance recoverable is fully collectible.

According to the model, for the 1-in-100 return period scenario, there is a one percent chance that our pre-tax annual aggregate losses incurred in any year from U.S. hurricane events could be in excess of $3,477 million (or 6.6 percent of our total shareholders’ equity at June 30, 2023). Effective December 31, 2022, our worldwide PMLs include losses from floods in Canada and Europe. Additionally, U.S. hurricane PMLs include losses from hurricane related precipitation-induced flooding.

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

Capital Resources
Capital resources consist of funds deployed or available to be deployed to support our business operations.

	June 30	December 31
	2023	2022
(in millions of U.S. dollars, except for ratios)		As Adjusted
Short-term debt	$699	$475
Long-term debt	13,782	14,402
Total financial debt	14,481	14,877
Trust preferred securities	308	308
Total shareholders’ equity	52,875	50,519
Total capitalization	$67,664	$65,704
Ratio of financial debt to total capitalization	21.4%	22.6%
Ratio of financial debt plus trust preferred securities to total capitalization	21.9%	23.1%
Repurchase agreements are excluded from the table above and are disclosed separately from short-term debt in the Consolidated balance sheets. The repurchase agreements are collateralized borrowings where we maintain the right and ability to redeem the collateral on short notice, unlike short-term debt which comprises the current maturities of our long-term debt instruments.

For the six months ended June 30, 2023, we repurchased $1.2 billion of Common Shares in a series of open market transactions under the Board of Directors (Board) share repurchase authorization. At June 30, 2023, there were 20,760,232 Common Shares in treasury with a weighted-average cost of $152.91 per share. In June 2023, the Board authorized the repurchase of up to $5.0 billion of Chubb's Common Shares effective July 1, 2023 with no expiration date. At July 27, 2023, $5.0 billion in share repurchase authorization remained.

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

At our May 2023 annual general meeting, our shareholders approved an annual dividend for the following year of up to $3.44 per share, or CHF 3.09 per share, calculated using the USD/CHF exchange rate as published in the Wall Street Journal on May 17, 2023, expected to be paid in four quarterly installments of $0.86 per share after the general meeting by way of a distribution from capital contribution reserves, transferred to free reserves for payment. The Board determines the record and payment dates at which the annual dividend may be paid until the date of the 2024 annual general meeting, and is authorized to abstain from distributing a dividend at its discretion. The annual dividend approved in May 2023 represented a $0.12 per share increase ($0.03 per quarter) over the prior year dividend.

The following table represents dividends paid per Common Share to shareholders of record on each of the following dates:

Shareholders of record as of:	Dividends paid as of:
December 16, 2022	January 6, 2023	$0.83 (CHF 0.79)
March 17, 2023	April 10, 2023	$0.83 (CHF 0.77)
June 16, 2023	July 7, 2023	$0.86 (CHF 0.77)

Liquidity
We anticipate that positive cash flows from operations (underwriting activities and investment income) should be sufficient to cover cash outflows under most loss scenarios for the near term. In addition to cash from operations, routine sales of investments, and financing arrangements, we have agreements with a third-party bank provider which implemented two international multi-currency notional cash pooling programs to enhance cash management efficiency during periods of short-term timing mismatches between expected inflows and outflows of cash by currency. The programs allow us to optimize investment income by avoiding portfolio disruption. Should the need arise, we generally have access to capital markets and to credit facilities with letter of credit capacity of $4.0 billion, $3.0 billion of which can be used for revolving credit. At June 30, 2023, our usage under these facilities was $1.4 billion in letters of credit. Our access to credit under these facilities is dependent on the ability of the banks that are a party to the facilities to meet their funding commitments. The facilities require that we maintain certain financial covenants, all of which we met at June 30, 2023. Should the existing credit providers on these facilities experience financial difficulty, we may be required to replace credit sources, possibly in a difficult market. If we cannot obtain adequate capital or sources of credit on favorable terms, on a timely basis, or at all, our business, operating results, and financial condition could be adversely affected. To date, we have not experienced difficulty accessing our credit facility or establishing additional facilities when needed.

The payment of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction, as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies. During the six months ended June 30, 2023, we were able to meet all our obligations, including the payments of dividends on our Common Shares, with our net cash flows.

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions as well as the subsidiary’s financial condition are paramount to the dividend decision. Chubb Limited received dividends of $925 million and $5.8 billion from its Bermuda subsidiaries during the six months ended June 30, 2023 and 2022, respectively.

The U.S. insurance subsidiaries of Chubb INA Holdings Inc. (Chubb INA) may pay dividends, without prior regulatory approval, subject to restrictions set out in state law of the subsidiary’s domicile (or, if applicable, commercial domicile). Chubb INA’s international subsidiaries are also subject to insurance laws and regulations particular to the countries in which the subsidiaries operate. These laws and regulations sometimes include restrictions that limit the amount of dividends payable without prior approval of regulatory insurance authorities. Chubb Limited received no dividends from Chubb INA during the six months ended June 30, 2023 and 2022. Debt issued by Chubb INA is serviced by statutorily permissible distributions by Chubb INA’s insurance subsidiaries to Chubb INA as well as other group resources. Chubb INA received $458 million and $1.8 billion from its subsidiaries during the six months ended June 30, 2023 and 2022, respectively. Subsequently, in July 2023, Chubb INA received $518 million from its subsidiaries.

Cash Flows
Our sources of liquidity include cash from operations, routine sales of investments, and financing arrangements. The following is a discussion of our cash flows for the six months ended June 30, 2023 and 2022.

Operating cash flows were $4.8 billion in the six months ended June 30, 2023, compared to $5.2 billion in the prior year period, primarily due to higher net losses paid and higher income taxes paid, partially offset by higher net premiums collected.

Cash from (used for) investing was $(2.3) billion in the six months ended June 30, 2023, compared to $1.1 billion in the prior year period, a decrease of $3.3 billion. Cash used for investing in the current period primarily included higher net purchases of fixed maturities and equity securities of $3.3 billion.

Cash used for financing was $2.3 billion in the six months ended June 30, 2023, compared to $0.7 billion in the prior year period. The increase of $1.6 billion is from net repayments of $1.9 billion from repurchase agreements and $475 million from long-term debt, partially offset by fewer common shares repurchased of $860 million.

We use repurchase agreements as a low-cost alternative. At June 30, 2023, there were $1.5 billion in repurchase agreements outstanding with various maturities over the next eleven months.

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

The following table presents the condensed balance sheets of Chubb Limited and Chubb INA Holdings Inc., after elimination of investment in any non-guarantor subsidiary:

	Chubb Limited (Parent Guarantor)		Chubb INA Holdings Inc. (Subsidiary Issuer)
	June 30	December 31	June 30	December 31
(in millions of U.S. dollars)	2023	2022	2023	2022
Assets
Investments	$—	$—	$101	$135
Cash	2	40	7	2
Due from parent guarantor/subsidiary issuer	—	2	1,411	586
Due from subsidiaries that are not issuers or guarantors	1,813	1,791	640	598
Other assets	9	16	2,650	2,106
Total assets	$1,824	$1,849	$4,809	$3,427
Liabilities
Due to parent guarantor/subsidiary issuer	$1,411	$586	$—	$2
Due to subsidiaries that are not issuers or guarantors	257	248	1,773	1,710
Affiliated notional cash pooling programs	435	252	2,801	1,496
Short-term debt	—	—	699	475
Long-term debt	—	—	13,782	14,402
Trust preferred securities	—	—	308	308
Other liabilities	520	616	1,662	1,305
Total liabilities	2,623	1,702	21,025	19,698
Total shareholders’ equity	(799)	147	(16,216)	(16,271)
Total liabilities and shareholders’ equity	$1,824	$1,849	$4,809	$3,427

The following table presents the condensed statements of operations and comprehensive income of Chubb Limited and Chubb INA Holdings Inc., excluding equity in earnings from non-guarantor subsidiaries:

Six Months Ended June 30, 2023	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)
(in millions of U.S. dollars)
Net investment income (loss)	$(5)	$(59)
Net realized gains (losses)	30	(76)
Administrative expenses	56	(9)
Interest (income) expense	(8)	226
Other (income) expense	(22)	37
Cigna integration expenses	—	2
Income tax expense (benefit)	5	(136)
Net income (loss)	$(6)	$(255)
Comprehensive income (loss)	$(6)	$(383)

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

The tables below are estimates of the sensitivities to instantaneous changes in economic inputs (e.g., equity shock, interest rate shock etc.) at June 30, 2023, for both the fair value of the MRB liability (FVL) and the fair value of specific derivative instruments held (hedge value) to partially offset the risk in the MRB reinsurance portfolio. The following assumptions should be considered when using the below tables:

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

•The hedge sensitivity is from June 30, 2023, market levels and only applicable to the equity and interest rate sensitivities table below.

•The sensitivities do not scale linearly and may be proportionally greater for larger movements in the market factors. Actual sensitivity of our net income may differ from those disclosed in the tables below due to fluctuations in short-term market movements.

Sensitivities to equity and interest rate movements
(in millions of U.S. dollars)		Worldwide Equity Shock
Interest Rate Shock		+10%	Flat	-10%	-20%	-30%	-40%
+100 bps	(Increase)/decrease in FVL	$274	$181	$68	$(76)	$(264)	$(501)
	Increase/(decrease) in hedge value	(111)	—	111	222	334	445
	Increase/(decrease) in net income	$163	$181	$179	$146	$70	$(56)
Flat	(Increase)/decrease in FVL	$110	$—	$(132)	$(310)	$(531)	$(796)
	Increase/(decrease) in hedge value	(111)	—	111	222	334	445
	Increase/(decrease) in net income	$(1)	$—	$(21)	$(88)	$(197)	$(351)
-100 bps	(Increase)/decrease in FVL	$(96)	$(224)	$(390)	$(596)	$(843)	$(1,135)
	Increase/(decrease) in hedge value	(111)	—	111	222	334	445
	Increase/(decrease) in net income	$(207)	$(224)	$(279)	$(374)	$(509)	$(690)

Sensitivities to Other Economic Variables		AA-rated Credit Spreads		Interest Rate Volatility		Equity Volatility
(in millions of U.S. dollars)		+100 bps	-100 bps	+2%	-2%	+2%	-2%
(Increase)/decrease in FVL		$52	$(58)	$(1)	$—	$(17)	$16
Increase/(decrease) in net income		$52	$(58)	$(1)	$—	$(17)	$16

Market Risk Benefits Net Amount at Risk
All our MRB reinsurance treaties include annual or aggregate claim limits and many include an aggregate deductible which limit the net amount at risk under these programs. The tables below present the net amount at risk at June 30, 2023, following an immediate change in equity market levels, assuming all global equity markets are impacted equally.

a) Reinsurance covering the GMDB risk only

	Equity Shock
(in millions of U.S. dollars)	+20%	Flat	-20%	-40%	-60%	-80%
GMDB net amount at risk	$242	$307	$571	$729	$693	$562
Claims at 100% immediate mortality	142	151	153	143	130	115

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

b) Reinsurance covering the GLB risk only

	Equity Shock
(in millions of U.S. dollars)	+20%	Flat	-20%	-40%	-60%	-80%
GLB net amount at risk	$906	$1,222	$1,743	$2,266	$2,641	$2,909

The treaty limits cause the net amount at risk to increase at a declining rate as equity markets fall.
c) Reinsurance covering both the GMDB and GLB risks on the same underlying policyholders

	Equity Shock
(in millions of U.S. dollars)	+20%	Flat	-20%	-40%	-60%	-80%
GMDB net amount at risk	$43	$52	$62	$73	$82	$88
GLB net amount at risk	375	467	584	709	833	850
Claims at 100% immediate mortality	31	31	30	30	30	30

The treaty limits cause the GMDB and GLB net amount at risk to increase at a declining rate as equity markets fall.

ITEM 4. Controls and Procedures
Chubb’s management, with the participation of Chubb’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Chubb’s disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as of June 30, 2023. Based upon that evaluation, Chubb’s Chief Executive Officer and Chief Financial Officer concluded that Chubb’s disclosure controls and procedures are effective in allowing information required to be disclosed in reports filed under the Securities Exchange Act of 1934 to be recorded, processed, summarized, and reported within time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to Chubb’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
On July 1, 2022, we acquired the personal accident, supplemental health, and life insurance business of Cigna in several Asian markets (Cigna Asia business). For the three and six months ended June 30, 2023, Cigna's Asia business represented approximately 6 percent and 7 percent of consolidated revenues, respectively. At June 30, 2023, Cigna's Asia business represented approximately 3 percent of total assets. We currently exclude, and are in the process of working to incorporate, Cigna's Asia business in our evaluation of internal controls over financial reporting, and related disclosure controls and procedures.
Other than working to incorporate Cigna's Asia business as noted above, there have been no changes in Chubb's internal controls over financial reporting during the three months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, Chubb's internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings
The information required with respect to this item is included in Note 13 h) to the Consolidated Financial Statements, which is hereby incorporated herein by reference.

ITEM 1A. Risk Factors
There have been no material changes to the risk factors described under "Risk Factors" under Item 1A of Part I of our 2022 Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

Issuer’s Repurchases of Equity Securities
The following table provides information with respect to purchases by Chubb of its Common Shares during the three months ended June 30, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan (3)
April 1 through April 30	134,824	$200.56	127,900	$1.17	billion
May 1 through May 31	2,341,407	$198.08	2,238,100	$726	million
June 1 through June 30	1,309,533	$194.96	1,308,300	—
Total	3,785,764	$197.09	3,674,300
(1)This column represents open market share repurchases and the surrender to Chubb of Common Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and to cover the cost of the exercise of options by employees through stock swaps.
(2)The aggregate value of shares purchased in the three months ended June 30, 2023 as part of the publicly announced plan was $724 million. Refer to Note 14 to the Consolidated Financial Statements for more information on the Chubb Limited securities repurchase authorizations.
(3)As of June 30, 2023, $474 million expired under the May 2022 $2.5 billion share repurchase authorization. In June 2023, the Board authorized the repurchase of up to $5.0 billion of Chubb's Common Shares effective July 1, 2023 with no expiration date.

ITEM 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
3.1	Articles of Association of the Company, as amended and restated	8-K	3.1	May 17, 2023

3.2	Organizational Regulations of the Company, as amended	10-K	3.2	February 24, 2023

4.1	Articles of Association of the Company, as amended and restated	8-K	4.1	May 17, 2023

4.2	Organizational Regulations of the Company, as amended	10-K	4.2	February 24, 2023

10.1*	Form of Executive Management Non-Competition Agreement				X

22.1	Guaranteed Securities	10-Q	22.1	May 2, 2023

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

101.1
The following financial information from Chubb Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL:
(i) Consolidated Balance Sheets at June 30, 2023, and December 31, 2022; (ii) Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2023 and 2022; (iii) Consolidated Statements of Shareholders’ Equity for the three and six months ended June 30, 2023 and 2022; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022; and (v) Notes to Consolidated Financial Statements
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

CHUBB LIMITED
(Registrant)

July 28, 2023	/s/ Evan G. Greenberg
Evan G. Greenberg
Chairman and Chief Executive Officer

July 28, 2023	/s/ Peter C. Enns
Peter C. Enns
Executive Vice President and Chief Financial Officer