Form 10-Q
period 2023-09-30
Chubb Ltd
filed 2023-11-01
CIK 896159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2023
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
Yes  ☐                                               No  ☑
The number of registrant’s Common Shares (CHF 0.50 par value) outstanding as of October 11, 2023 was 407,989,898.

CHUBB LIMITED
INDEX TO FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements
CONSOLIDATED BALANCE SHEETS (Unaudited)
Chubb Limited and Subsidiaries

	September 30, 2023	December 31, 2022
(in millions of U.S. dollars, except share and per share data)		As Adjusted
Assets
Investments
Short-term investments, at fair value (amortized cost – $5,455 and $4,962)	$5,454	$4,960
Fixed maturities available for sale, at fair value, net of valuation allowance - $158 and $169 (amortized cost – $109,355 and $93,355)	99,766	85,220
Fixed maturities held to maturity, at amortized cost, net of valuation allowance - nil and $34 (fair value – nil and $8,439)	—	8,848
Private debt held-for-investment, at amortized cost	2,401	—
Equity securities, at fair value	3,395	827
Private equities	13,362	12,355
Other investments	5,583	1,341
Total investments (refer to Note 3 for balances associated with variable interest entities (VIEs))	129,961	113,551
Cash, including restricted cash $192 and $115 (refer to Note 3 for balances associated with VIEs)	2,778	2,127
Securities lending collateral	1,469	1,523
Accrued investment income	1,040	941
Insurance and reinsurance balances receivable, net of valuation allowance - $53 and $52	13,907	11,933
Reinsurance recoverable on losses and loss expenses, net of valuation allowance - $370 and $351	19,750	18,859
Reinsurance recoverable on policy benefits	315	302
Deferred policy acquisition costs	6,856	6,031
Value of business acquired	3,675	3,702
Goodwill	19,554	16,228
Other intangible assets	6,844	5,441
Prepaid reinsurance premiums	3,514	3,136
Investments in partially-owned insurance companies	188	2,507
Separate account assets	5,306	5,190
Other assets	7,591	7,546
Total assets	$222,748	$199,017
Liabilities
Unpaid losses and loss expenses	$79,705	$75,747
Unearned premiums	22,684	19,713
Future policy benefits	13,109	10,476
Market risk benefits	770	800
Policyholders' account balances	7,178	3,140
Separate account liabilities	5,306	5,190
Insurance and reinsurance balances payable	8,481	7,780
Securities lending payable	1,469	1,523
Accounts payable, accrued expenses, and other liabilities	8,422	7,148
Deferred tax liabilities	759	377
Repurchase agreements (refer to Note 3 for balances associated with VIEs)	2,617	1,419
Short-term debt	700	475
Long-term debt	13,736	14,402
Trust preferred securities	308	308
Total liabilities	165,244	148,498
Commitments and contingencies (refer to Note 13)
Shareholders’ equity
Common Shares (CHF 0.50 and 24.15 par value; 431,451,586 and 446,376,614 shares issued; 407,984,339 and 414,594,856 shares outstanding)	241	10,346
Common Shares in treasury (23,467,247 and 31,781,758 shares)	(3,747)	(5,113)
Additional paid-in capital	15,887	7,166
Retained earnings	51,510	48,305
Accumulated other comprehensive income (loss) (AOCI)	(11,518)	(10,185)
Total Chubb shareholders’ equity	52,373	50,519
Noncontrolling interests (refer to Note 3 for balances associated with VIEs)	5,131	—
Total shareholders' equity	57,504	50,519
Total liabilities and shareholders’ equity	$222,748	$199,017
See accompanying notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2023	2022	2023	2022
(in millions of U.S. dollars, except per share data)		As Adjusted		As Adjusted
Revenues
Net premiums written	$13,104	$12,012	$35,765	$31,494
Increase in unearned premiums	(430)	(482)	(1,950)	(1,678)
Net premiums earned	12,674	11,530	33,815	29,816
Net investment income	1,314	979	3,566	2,689
Net realized gains (losses)	(103)	(456)	(484)	(936)
Market risk benefits gains (losses)	(32)	69	(154)	85
Total revenues	13,853	12,122	36,743	31,654
Expenses
Losses and loss expenses	7,106	7,063	17,937	16,833
Policy benefits (includes remeasurement gains of $25, $17, $21, and $11)	938	707	2,565	1,441
Policy acquisition costs	2,178	1,970	6,142	5,415
Administrative expenses	1,060	883	2,959	2,479
Interest expense	174	150	499	416
Other (income) expense	(154)	202	(550)	(9)
Amortization of purchased intangibles	84	69	226	211
Cigna integration expenses	14	23	51	26
Total expenses	11,400	11,067	29,829	26,812
Income before income tax	2,453	1,055	6,914	4,842
Income tax expense	413	263	1,189	907
Net income	$2,040	$792	$5,725	$3,935
Net loss attributable to noncontrolling interests	(3)	—	(3)	—
Net income attributable to Chubb	$2,043	$792	$5,728	$3,935
Other comprehensive income (loss)
Change in:
Unrealized depreciation	$(2,170)	$(3,045)	$(1,578)	$(12,041)
Current discount rate on future policy benefits	683	479	497	1,546
Instrument-specific credit risk on market risk benefits	(5)	8	3	48
Cumulative foreign currency translation adjustment	(317)	(942)	(279)	(1,631)
Other, including postretirement benefit liability adjustment	37	(59)	52	(35)
Other comprehensive loss, before income tax	(1,772)	(3,559)	(1,305)	(12,113)
Income tax (expense) benefit related to OCI items	—	109	(104)	1,071
Other comprehensive loss	(1,772)	(3,450)	(1,409)	(11,042)
Comprehensive income (loss)	268	(2,658)	4,316	(7,107)
Comprehensive loss attributable to noncontrolling interests	(79)	—	(79)	—
Comprehensive income (loss) attributable to Chubb	$347	$(2,658)	$4,395	$(7,107)
Earnings per share
Basic earnings per share attributable to Chubb	$4.99	$1.90	$13.90	$9.34
Diluted earnings per share attributable to Chubb	$4.95	$1.89	$13.79	$9.26
See accompanying notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2023	2022	2023	2022
(in millions of U.S. dollars)		As Adjusted		As Adjusted
Common Shares
Balance – beginning of period	$241	$10,666	$10,346	$10,985
Par value reduction	—	—	(9,759)	—
Cancellation of treasury shares	—	(320)	(346)	(639)
Balance – end of period	241	10,346	241	10,346
Common Shares in treasury
Balance – beginning of period	(3,174)	(6,794)	(5,113)	(7,464)
Common Shares repurchased	(606)	(685)	(1,758)	(2,815)
Cancellation of treasury shares	—	2,473	2,869	4,983
Net shares issued under employee share-based compensation plans	33	28	255	318
Balance – end of period	(3,747)	(4,978)	(3,747)	(4,978)
Additional paid-in capital
Balance – beginning of period	16,163	7,707	7,166	8,478
Net shares redeemed (issued) under employee share-based compensation plans	3	10	(203)	(185)
Exercise of stock options	(2)	(8)	(15)	(35)
Share-based compensation expense	75	66	230	205
Par value reduction	—	—	9,759	—
Funding of dividends declared to Retained earnings	(352)	(346)	(1,050)	(1,034)
Balance – end of period	15,887	7,429	15,887	7,429
Retained earnings
Balance – beginning of period	49,467	48,355	48,305	47,403
Net income attributable to Chubb	2,043	792	5,728	3,935
Cancellation of treasury shares	—	(2,153)	(2,523)	(4,344)
Funding of dividends declared from Additional paid-in capital	352	346	1,050	1,034
Dividends declared on Common Shares	(352)	(346)	(1,050)	(1,034)
Balance – end of period	51,510	46,994	51,510	46,994
Accumulated other comprehensive income (loss) (AOCI)
Balance – beginning of period	(9,822)	(8,666)	(10,185)	(1,074)
Other comprehensive loss	(1,696)	(3,450)	(1,333)	(11,042)
Balance – end of period	(11,518)	(12,116)	(11,518)	(12,116)
Total Chubb shareholders’ equity	$52,373	$47,675	$52,373	$47,675
Noncontrolling interests
Balance – beginning of period	$—	$—	$—	$—
Consolidation of Huatai Group	5,210	—	5,210	—
Net loss attributable to noncontrolling interests	(3)	—	(3)	—
Other comprehensive loss attributable to noncontrolling interests	(76)	—	(76)	—
Balance – end of period	$5,131	$—	$5,131	$—
Total shareholders' equity	$57,504	$47,675	$57,504	$47,675
See accompanying notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Chubb Limited and Subsidiaries

	Nine Months Ended
	September 30
	2023	2022
(in millions of U.S. dollars)		As Adjusted
Cash flows from operating activities
Net income	$5,725	$3,935
Adjustments to reconcile net income to net cash flows from operating activities
Net realized (gains) losses	484	936
Market risk benefits (gains) losses	154	(85)
Amortization of premiums/discounts on fixed maturities	(80)	185
Amortization of purchased intangibles	226	211
Equity in net income of partially-owned entities	(610)	(180)
Deferred income taxes	39	55
Unpaid losses and loss expenses	3,270	4,805
Unearned premiums	2,085	1,904
Future policy benefits	570	117
Insurance and reinsurance balances payable	23	544
Accounts payable, accrued expenses, and other liabilities	(392)	337
Income taxes payable	(6)	(108)
Insurance and reinsurance balances receivable	(1,618)	(1,756)
Reinsurance recoverable	(388)	(1,850)
Deferred policy acquisition costs	(832)	(355)
Other	796	(95)
Net cash flows from operating activities	9,446	8,600
Cash flows from investing activities
Purchases of fixed maturities available for sale	(21,613)	(23,533)
Purchases of fixed maturities held to maturity	(208)	(454)
Purchases of equity securities	(968)	(837)
Sales of fixed maturities available for sale	11,293	14,142
Sales of equity securities	531	4,453
Maturities and redemptions of fixed maturities available for sale	5,107	7,882
Maturities and redemptions of fixed maturities held to maturity	708	1,357
Net change in short-term investments	484	(1,106)
Net derivative instruments settlements	(56)	(52)
Private equity contributions	(1,313)	(2,194)
Private equity distributions	938	649
Acquisition of subsidiaries (net of cash acquired)	216	(5,095)
Other	(553)	(414)
Net cash flows used for investing activities	(5,434)	(5,202)
Cash flows from financing activities
Dividends paid on Common Shares	(1,044)	(1,030)
Common Shares repurchased	(1,848)	(2,783)
Proceeds from issuance of repurchase agreements	3,778	3,552
Repayment of long-term debt	(475)	—
Repayment of repurchase agreements	(3,832)	(2,554)
Proceeds from share-based compensation plans	140	198
Policyholder contract deposits	415	321
Policyholder contract withdrawals	(269)	(285)
Tax withholding payments for share-based compensation plans	(100)	(100)
Other	(90)	(49)
Net cash flows used for financing activities	(3,325)	(2,730)
Effect of foreign currency rate changes on cash and restricted cash	(36)	(215)
Net increase in cash and restricted cash	651	453
Cash and restricted cash – beginning of period	2,127	1,811
Cash and restricted cash – end of period	$2,778	$2,264
Supplemental cash flow information
Taxes paid	$1,101	$964
Interest paid	$345	$339
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

The interim unaudited consolidated financial statements include the accounts of Chubb Limited and its subsidiaries (collectively, Chubb, we, us, or our), over which Chubb exercises control, including Huatai Group, our majority-owned subsidiary, and minority-owned entities such as variable interest entities (VIEs) in which Chubb is considered the primary beneficiary. Noncontrolling interests on the consolidated financial statements represent the portion of majority-owned subsidiaries and VIEs in which we do not have direct equity ownership. These interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and, in the opinion of management, reflect all adjustments necessary for a fair statement of the results and financial position for such periods. All significant intercompany accounts and transactions, including internal reinsurance transactions, have been eliminated.

On July 1, 2023, Chubb increased its investment in Huatai Group from approximately 64.2 percent to approximately 69.6 percent. Accordingly, Chubb discontinued the equity method of accounting for its investment in Huatai Group and applied consolidation accounting. Business activity for, and the financial position of, Huatai Group is reported at 100 percent on the Consolidated Financial Statements starting when Chubb obtained control of Huatai Group on July 1, 2023. The relevant amounts attributable to shareholders other than Chubb (representing approximately 30.4 percent of Huatai Group) are reflected under Noncontrolling interests, Net income (loss) attributable to noncontrolling interests, and Comprehensive income (loss) attributable to noncontrolling interests in the Consolidated Financial Statements. Refer to Note 2 for additional information.

Huatai Group's life and asset management businesses are included in the Life Insurance segment, and Huatai Group's P&C business is included in the Overseas General Insurance segment. Results for Huatai Group's non-insurance operations, comprising real estate and holding company activity, are included in Corporate.

The results of operations and cash flows for any interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2022 Form 10-K.
b) Accounting policies adopted upon consolidation of Huatai Group

The following accounting policies have been adopted or updated upon the consolidation of Huatai Group and its subsidiaries (collectively, Huatai) in the third quarter of 2023:

Asset management and performance fee revenue and expenses
Huatai's asset management companies recognize revenue and expenses unrelated to Chubb's core insurance operations from the management of third-party assets. These revenues include fixed-rate management fees, which are recognized in the period in which the services are performed, and asset performance fees, which are recognized to the extent it is probable that a significant reversal will not occur. These fees and expenses are included in Other (income) expense on the Consolidated statements of operations. Refer to Note 17 for additional information.

Private debt held-for-investment, at amortized cost
Private debt held-for-investment are investments related principally to the funding of public and private projects that are mostly infrastructure related, and were acquired as part of Huatai’s investment portfolio upon consolidation. They have stated interest rates and maturity dates with fixed or determinable payments. Private debt held-for-investment are carried at amortized cost, net of a valuation allowance for credit losses. Interest income is recorded when earned.

Other investments
Chubb consolidates entities in which it has a controlling interest or is a primary beneficiary of a VIE. Huatai’s asset management businesses create investment entities known as sponsored investment products which include mutual funds with primary holdings in fixed maturities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Other investments principally comprised these fixed maturities. These securities are reported at fair value with changes in fair value reported through the Consolidated statements of operations within Net realized gains (losses) as required under investment company accounting standards.

Consolidation of variable interest entities (VIEs)
Chubb consolidates entities in which it has a controlling interest or is a primary beneficiary of a VIE. Huatai's asset management businesses create investment entities known as sponsored investment products which include mutual funds with primary holdings in fixed maturities. These entities are created for varied purposes during the ordinary course of business, such as to obtain returns from investments, and to collect management fees for the assets managed on behalf of the third party investors. While many investors may not be related parties, Huatai invests in these funds at various ownership percentages. We determined that we are the primary beneficiary of these VIEs and generally consolidate when we hold an economic interest of 10 percent or more. The consolidation of VIEs records 100 percent of the underlying assets and liabilities of the mutual funds within the Consolidated balance sheets. The relevant amounts attributable to investors other than Chubb are reflected as Noncontrolling interests. Where Huatai's ownership in these sponsored investment products is less than 10 percent, we generally would not expect to be the primary beneficiary of these VIEs. Refer to Note 3 g) for additional information.

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

Excluded from the table above is the reclassification of Separate account assets, Separate account liabilities, and Policyholders' account balances as separate line items on the Consolidated balance sheets. Separate accounts assets were previously classified in Other assets, and Separate account liabilities and Policyholders' account balances were previously classified in Accounts payable, accrued expenses, and other liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended			Nine Months Ended
	September 30, 2022			September 30, 2022
(in millions of U.S. dollars)	As Previously Reported	LDTI Adoption Adjustment	As Adjusted	As Previously Reported	LDTI Adoption Adjustment	As Adjusted
Consolidated statements of operations and comprehensive income
Net premiums written	$12,020	$(8)	$12,012	$31,521	$(27)	$31,494
Net premiums earned	11,535	(5)	11,530	29,838	(22)	29,816
Net realized gains (losses)	(384)	(72)	(456)	(787)	(149)	(936)
Market risk benefits gains (losses)	—	69	69	—	85	85
Losses and loss expenses	7,279	(216)	7,063	17,474	(641)	16,833
Policy benefits	486	221	707	790	651	1,441
Policy acquisition costs	1,975	(5)	1,970	5,451	(36)	5,415
Other (income) expense	188	14	202	(21)	12	(9)
Income tax expense	265	(2)	263	913	(6)	907
Net Income	812	(20)	792	4,001	(66)	3,935
Other comprehensive income
Change in current discount rate on future policy benefits	—	479	479	—	1,546	1,546
Change in instrument-specific credit risk on market risk benefits	—	8	8	—	48	48
Income tax benefit related to OCI items	165	(56)	109	1,222	(151)	1,071
Comprehensive income (loss)	(3,093)	435	(2,658)	(8,529)	1,422	(7,107)

	Nine Months Ended
	September 30,2022
(in millions of U.S. dollars)	As Previously Reported	LDTI Adoption Adjustment	As Adjusted
Consolidated statement of cash flows
Net cash flows from operating activities	$8,592	$8	$8,600
Net cash flows used for financing activities	(2,722)	(8)	(2,730)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents a reconciliation of the pre-adoption December 31, 2020, to the post adoption January 1, 2021, balance of future policy benefits:

	Life Insurance				Overseas General Insurance		Offsetting Equity Line Classification
(in millions of U.S. dollars)	Term Life	Whole Life	A&H	Other	A&H	Total
Future policy benefits
Balance – December 31, 2020 (1)	$391	$2,578	$2,270	$72	$754	$6,065
Effect of change in current discount rate	63	1,189	299	17	19	1,587	AOCI
Balance – January 1, 2021	$454	$3,767	$2,569	$89	$773	$7,652
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

2. Acquisitions

Huatai Group

Huatai Insurance Group Co., Ltd. (Huatai Group) is a Chinese financial services holding company and the parent company of, among others, Huatai Property & Casualty Insurance Co., Ltd. (Huatai P&C), Huatai Life Insurance Co., Ltd. (Huatai Life), Huatai Asset Management Co., Ltd., and Huatai Baoxing Fund Management Co., Ltd., of which Huatai Group owns 100 percent, 80 percent, 82 percent, and 85 percent, respectively (collectively, Huatai).

On July 1, 2023, Chubb increased its investment in Huatai Group from approximately 64.2 percent to approximately 69.6 percent. Chubb paid $318 million for the incremental 5.4 percent ownership interest.

On October 1, 2023, we closed on an incremental ownership interest of approximately 2.5 percent for $146 million, which was previously paid as a deposit. Chubb has agreements in place to acquire approximately 14.1 percent of incremental ownership interests, pending completion of certain closing conditions, of which approximately 3 percent also requires regulatory approval. We have paid deposits of $416 million for the approximately 14.1 percent of ownership interests, and the remaining aggregate purchase price to be paid upon closing is approximately $433 million, based on current exchange rates. Refer to Note 2 to the Consolidated Financial Statements in our 2022 Form 10-K for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Upon discontinuation of the equity method of accounting, Chubb remeasured the 64.2 percent equity method investment to its fair value of $4.1 billion as of July 1, 2023, resulting in a one-time realized gain of $744 million after-tax, reflecting the remeasurement of the previously held equity interest's historical carrying value to fair value. There was also a net realized and unrealized loss of $17 million after-tax reflecting the write-off of AOCI loss balances accumulated while under the equity method of $611 million with an offset to realized loss of $628 million.

The acquisition of a controlling majority interest in Huatai Group generated $3,394 million of Goodwill, attributable to expected growth and profitability, and $1,655 million of Other intangible assets. None of the goodwill is expected to be deductible for income tax purposes. Additionally, the acquisition of a controlling majority interest in Huatai Group generated $309 million of Value of business acquired (VOBA). Chubb financed the transaction through available cash on hand. Direct costs related to the acquisition were expensed as incurred. These include one-time costs that are directly attributable to third-party consulting fees and other professional and legal fees related to the acquisition.

The following table summarizes Chubb's best estimate of fair value of the assets acquired and liabilities assumed on July 1, 2023. The fair value of assets and liabilities are preliminary and may change with offsetting adjustments to goodwill. Chubb may make further adjustments to its purchase price allocation and the fair value of noncontrolling interest through the end of the permissible one-year measurement period.

Preliminary estimate of Huatai Group assets and liabilities consolidated	July 1
(in millions of U.S. dollars)	2023
Assets
Investments and Cash	$13,346
Accrued investment income	60
Insurance and reinsurance balances receivable	277
Reinsurance recoverable on losses and loss expenses	581
Reinsurance recoverable on future policy benefits	27
Value of business acquired	309
Goodwill and intangible assets	5,049
Other assets	748
Total assets	$20,397
Liabilities
Unpaid losses and loss expenses	$831
Unearned premiums	800
Future policy benefits	2,287
Policyholders' account balances	4,014
Insurance and reinsurance balances payable	644
Accounts payable, accrued expenses, and other liabilities	702
Deferred tax liabilities	232
Repurchase agreements	1,269
Total liabilities	$10,779

Net acquired assets, including goodwill, attributable to Chubb	4,408
Net acquired assets, attributable to noncontrolling interests	5,210
Net acquired assets, including goodwill	$9,618

The following table summarizes the results of the acquired Huatai Group operations that have been included within our Consolidated statements of operations for the three and nine months ended September 30, 2023:

(in millions of U.S. dollars)
Total revenues	$389
Net loss	$(11)
Net loss attributable to Chubb	$(9)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The preliminary purchase price allocation to intangible assets recorded in connection with the Huatai Group acquisition and their related useful lives at July 1, 2023, are as follows:

(in millions of U.S. dollars)	Amount	Weighted-average useful life
Definite life
Agency distribution relationships	$332	20 years
Asset management customer contracts	94	16 years
Unearned premium reserves (UPR) intangible asset	95	3 years
Land use rights	569	31 years
Technology	45	6 years
Indefinite life
Trademarks	398	Indefinite
Asset management mutual funds	122	Indefinite
Total identified intangible assets	$1,655

The following table presents supplemental unaudited pro forma consolidated information for the periods indicated as though the acquisition of a controlling majority interest in Huatai Group that occurred on July 1, 2023, had instead occurred on January 1, 2022. The unaudited pro forma consolidated financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisition of a controlling majority interest been consummated on January 1, 2022, nor is it necessarily indicative of future operating results. Significant assumptions used to determine pro forma operating results include amortization of VOBA and other intangible assets.

	Three Months Ended		Nine Months Ended
Pro forma:	September 30		September 30
(in millions of U.S. dollars)	2023	2022	2023	2022
Net premiums earned	$12,674	$11,952	$34,605	$30,996
Total revenues	$13,755	$12,612	$37,589	$33,019
Net income	$1,905	$787	$5,595	$3,975
Net income attributable to Chubb	$1,912	$777	$5,587	$3,935

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table summarizes the fair value of the assets acquired and liabilities assumed at July 1, 2022:

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

The following table summarizes the results of the acquired Cigna business in Asia that have been included within our Consolidated statements of operations for the three and nine months ended September 30, 2022:

(in millions of U.S. dollars)
Total revenues	$681
Net income	$17

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

	Three Months Ended	Nine Months Ended
Pro forma:	September 30	September 30
(in millions of U.S. dollars)	2022	2022
Net premiums earned	$11,530	$31,341
Total revenues	$12,124	$33,161
Net income	$837	$4,172

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

b) Fixed maturities

September 30, 2023	Amortized Cost	Valuation Allowance	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
(in millions of U.S. dollars)
Available for sale
U.S. Treasury / Agency	$3,944	$—	$2	$(265)	$3,681
Non-U.S.	34,912	(53)	239	(2,381)	32,717
Corporate and asset-backed securities	44,932	(104)	61	(4,034)	40,855
Mortgage-backed securities	22,402	(1)	6	(2,802)	19,605
Municipal	3,165	—	2	(259)	2,908
	$109,355	$(158)	$310	$(9,741)	$99,766

December 31, 2022	Amortized Cost	Valuation Allowance	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
(in millions of U.S. dollars)
Available for sale
U.S. Treasury / Agency	$2,792	$—	$5	$(171)	$2,626
Non-U.S.	28,064	(59)	108	(2,205)	25,908
Corporate and asset-backed securities	40,547	(107)	49	(3,534)	36,955
Mortgage-backed securities	17,871	(3)	4	(2,021)	15,851
Municipal	4,081	—	8	(209)	3,880
	$93,355	$(169)	$174	$(8,140)	$85,220

December 31, 2022	Amortized Cost	Valuation Allowance	Net Carrying Value	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
(in millions of U.S. dollars)
Held to maturity
U.S. Treasury / Agency	$1,417	$—	$1,417	$1	$(48)	$1,370
Non-U.S.	1,140	(4)	1,136	—	(82)	1,054
Corporate and asset-backed securities	1,733	(28)	1,705	1	(126)	1,580
Mortgage-backed securities	1,456	(1)	1,455	—	(104)	1,351
Municipal	3,136	(1)	3,135	1	(52)	3,084
	$8,882	$(34)	$8,848	$3	$(412)	$8,439

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents the amortized cost of our held to maturity securities according to S&P rating:

	December 31, 2022
(in millions of U.S. dollars, except for percentages)	Amortized cost	% of Total
AAA	$1,612	18%
AA	5,023	57%
A	1,634	18%
BBB	593	7%
BB	20	—%
Total	$8,882	100%

The following table presents fixed maturities by contractual maturity:

	September 30, 2023		December 31, 2022
(in millions of U.S. dollars)	Net Carrying Value	Fair Value	Net Carrying Value	Fair Value
Available for sale
Due in 1 year or less	$4,805	$4,805	$2,962	$2,962
Due after 1 year through 5 years	31,738	31,738	24,791	24,791
Due after 5 years through 10 years	27,452	27,452	26,679	26,679
Due after 10 years	16,166	16,166	14,937	14,937
	80,161	80,161	69,369	69,369
Mortgage-backed securities	19,605	19,605	15,851	15,851
	$99,766	$99,766	$85,220	$85,220
Held to maturity
Due in 1 year or less	$—	$—	$1,015	$1,003
Due after 1 year through 5 years	—	—	3,658	3,531
Due after 5 years through 10 years	—	—	1,460	1,423
Due after 10 years	—	—	1,260	1,131
	—	—	7,393	7,088
Mortgage-backed securities	—	—	1,455	1,351
	$—	$—	$8,848	$8,439

Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

c) Gross unrealized loss
Fixed maturities in an unrealized loss position at September 30, 2023, and December 31, 2022, comprised both investment grade and below investment grade securities for which fair value declined, principally due to rising interest rates since the date of purchase. Refer to Note 1 e) in the 2022 Form 10-K for further information on factors considered in the evaluation of expected credit losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following tables present, for AFS fixed maturities in an unrealized loss position (including securities on loan) that are not deemed to have expected credit losses, the aggregate fair value and gross unrealized loss by length of time the security has been in an unrealized loss position:

	0 – 12 Months		Over 12 Months		Total
September 30, 2023	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. Treasury / Agency	$1,108	$(32)	$2,449	$(233)	$3,557	$(265)
Non-U.S.	8,591	(280)	16,631	(1,670)	25,222	(1,950)
Corporate and asset-backed securities	10,120	(362)	22,672	(2,441)	32,792	(2,803)
Mortgage-backed securities	5,827	(249)	13,450	(2,510)	19,277	(2,759)
Municipal	1,389	(51)	1,269	(208)	2,658	(259)
Total AFS fixed maturities	$27,035	$(974)	$56,471	$(7,062)	$83,506	$(8,036)

	0 – 12 Months		Over 12 Months		Total
December 31, 2022	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. Treasury / Agency	$2,152	$(125)	$386	$(46)	$2,538	$(171)
Non-U.S.	15,538	(1,012)	5,490	(704)	21,028	(1,716)
Corporate and asset-backed securities	25,687	(1,793)	4,190	(552)	29,877	(2,345)
Mortgage-backed securities	10,561	(1,033)	4,770	(941)	15,331	(1,974)
Municipal	3,251	(152)	155	(48)	3,406	(200)
Total AFS fixed maturities	$57,189	$(4,115)	$14,991	$(2,291)	$72,180	$(6,406)

At September 30, 2023, the tax benefit on certain unrealized losses in our investment portfolio was reduced by a valuation allowance of $1,108 million necessary due to limitations on the utilization of these losses. As part of evaluating whether it was more likely than not that we could realize these losses, we considered realized gains, carryback ability and available tax planning strategies.

The following table presents a roll-forward of valuation allowance for expected credit losses on fixed maturities:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2023	2022	2023	2022
Available for sale
Valuation allowance for expected credit losses - beginning of period	$193	$78	$169	$14
Provision for expected credit loss	34	91	172	169
Write-offs charged against the expected credit loss	(1)	—	(5)	—
Foreign currency revaluation	—	(2)	—	(2)
Recovery of expected credit loss	(68)	(20)	(178)	(34)
Valuation allowance for expected credit losses - end of period	$158	$147	$158	$147
Held to maturity
Valuation allowance for expected credit losses - beginning of period	$—	$34	$34	$35
Provision for expected credit loss	—	—	—	1
Recovery of expected credit loss	—	(1)	(34)	(3)
Valuation allowance for expected credit losses - end of period	$—	$33	$—	$33

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

d) Net realized gains (losses)

The following table presents the components of Net realized gains (losses):

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2023	2022	2023	2022
Fixed maturities:
Gross realized gains	$97	$144	$116	$545
Gross realized losses	(185)	(331)	(457)	(1,158)
Net (provision for) recovery of expected credit losses	34	(70)	44	(133)
Impairment (1)	(16)	(22)	(60)	(111)
Total fixed maturities	(70)	(279)	(357)	(857)
Equity securities	(100)	(80)	(61)	(287)
Private equities	40	(42)	75	17
Foreign exchange	(67)	202	(122)	546
Investment and embedded derivative instruments	9	(198)	(92)	(232)
Other derivative instruments	(7)	(19)	(6)	(9)
Other (2)	92	(40)	79	(114)
Net realized gains (losses) (pre-tax)	$(103)	$(456)	$(484)	$(936)
(1)Relates to certain securities we intended to sell and securities written to market entering default.
(2)The three and nine months ended September 30, 2023 Includes a one-time realized gain of $116 million as a result of the consolidation of Huatai Group.

Realized gains and losses from Other investments, Equity securities and Private equities from the table above include sales of securities and unrealized gains and losses from fair value changes as follows:

					Three Months Ended
					September 30
	2023				2022
(in millions of U.S. dollars)	Other Investments	Equity Securities	Private Equities	Total	Equity Securities	Private Equities	Total
Net gains (losses) recognized during the period	$(1)	$(100)	$40	$(61)	$(80)	$(42)	$(122)
Less: Net gains (losses) recognized from sales of securities	—	(45)	—	(45)	(12)	—	(12)
Unrealized gains (losses) recognized for securities still held at reporting date	$(1)	$(55)	$40	$(16)	$(68)	$(42)	$(110)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

					Nine Months Ended
					September 30
	2023				2022
(in millions of U.S. dollars)	Other Investments	Equity Securities	Private Equities	Total	Equity Securities	Private Equities	Total
Net gains (losses) recognized during the period	$(1)	$(61)	$75	$13	$(287)	$17	$(270)
Less: Net gains (losses) recognized from sales of securities	—	(48)	—	(48)	406	—	406
Unrealized gains (losses) recognized for securities still held at reporting date	$(1)	$(13)	$75	$61	$(693)	$17	$(676)

e) Alternative investments
Alternative investments include partially-owned investment companies, investment funds, and limited partnerships measured at fair value using net asset value (NAV) as a practical expedient. The following table presents, by investment category, the expected liquidation period, fair value, and maximum future funding commitments of alternative investments:

	Expected Liquidation Period of Underlying Assets	September 30, 2023		December 31, 2022
(in millions of U.S. dollars)		Fair Value	Maximum Future Funding Commitments	Fair Value	Maximum Future Funding Commitments
Financial	2 to 10 Years	$1,219	$384	$1,074	$505
Real assets	2 to 13 Years	2,136	526	2,166	681
Distressed	2 to 8 Years	1,160	810	1,048	755
Private credit	3 to 8 Years	319	309	215	429
Traditional	2 to 14 Years	8,222	4,280	7,424	5,025
Vintage	1 to 3 Years	78	—	55	—
Investment funds	Not Applicable	228	—	373	—
		$13,362	$6,309	$12,355	$7,395

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

f) Restricted assets
Chubb is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutory regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. Chubb is also required to restrict assets pledged under repurchase agreements, which represent Chubb's agreement to sell securities and repurchase them at a future date for a predetermined price. We use trust funds in certain large reinsurance transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit (LOC) requirements. We have investments in segregated portfolios primarily to provide collateral or guarantees for LOC and derivative transactions. Included in restricted assets at September 30, 2023, and December 31, 2022, are investments, primarily fixed maturities, totaling $17,505 million and $15,721 million, respectively, and cash of $192 million and $115 million, respectively.
The following table presents the components of restricted assets:

	September 30	December 31
(in millions of U.S. dollars)	2023	2022
Trust funds	$8,462	$8,120
Deposits with U.S. regulatory authorities	2,290	2,345
Deposits with non-U.S. regulatory authorities	3,366	2,959
Assets pledged under repurchase agreements	2,753	1,527
Other pledged assets	826	885
Total	$17,697	$15,836
g) Variable interest entities (VIEs)
Consolidated VIEs
Certain subsidiaries of Huatai Group are the investment manager of, and maintain investments in, sponsored investment products that are considered Variable Interest entities (VIEs). Refer to Note 1 for further information on our consolidation criteria. The assets of these VIEs are not available to our creditors, and the investors in these VIEs have no recourse to Chubb in excess of the assets contained within the VIEs. Our economic exposures are limited to our investments based on our ownership interest in these VIEs. Our total exposure to these sponsored investment products represents the value of our economic ownership interest.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents the balances related to these sponsored investment products accounted for as VIEs that were recorded on our Consolidated balance sheets, including our net interest in these sponsored investment products:

September 30
(in millions of U.S. dollars)	2023
Short-term investments	$466
Equity securities	986
Private equities	21
Other investments	3,937
Total investments of consolidated VIEs	5,410
Cash	164
Other assets	22
Total assets of consolidated VIEs	$5,596
Other liabilities	32
Repurchase agreements	837
Total liabilities of consolidated VIEs	869
Noncontrolling interests	3,176
Chubb's net interest in consolidated VIEs	$1,551
The carrying value of assets and liabilities on the Consolidated balance sheets relating to nonconsolidated sponsored investment products where we are not the primary beneficiary is immaterial.

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
Chubb Limited and Subsidiaries

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

Private equities
Fair values for the majority of Private equities including investments in partially-owned investment companies, investment funds, and limited partnerships are based on their respective NAV and are excluded from the fair value hierarchy table below.

Other investments
Certain of our long-duration contracts are supported by assets that do not qualify for separate account reporting under GAAP. These assets comprise mutual funds, classified within Level 1 in the valuation hierarchy on the same basis as other equity securities traded in active markets. Other investments principally include fixed maturities carried at fair value with changes in fair value recorded through the Consolidated statements of operations. These fixed maturities principally relate to the acquired Huatai investment portfolio and are classified within Level 2. Also included are life insurance policies collateralizing investments held in rabbi trusts maintained by Chubb for deferred compensation plans and supplemental retirement plans. These policies are carried at cash surrender value and are classified in the valuation hierarchy within Level 2.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Financial instruments measured at fair value on a recurring basis, by valuation hierarchy

September 30, 2023	Level 1	Level 2	Level 3	Total
(in millions of U.S. dollars)
Assets:
Fixed maturities available for sale
U.S. Treasury / Agency	$3,084	$597	$—	$3,681
Non-U.S.	—	32,084	633	32,717
Corporate and asset-backed securities	—	38,286	2,569	40,855
Mortgage-backed securities	—	19,580	25	19,605
Municipal	—	2,908	—	2,908
	3,084	93,455	3,227	99,766
Equity securities	3,310	—	85	3,395
Short-term investments	2,546	2,906	2	5,454
Other investments (1)	569	4,364	—	4,933
Securities lending collateral	—	1,469	—	1,469
Investment derivatives	42	—	—	42
Derivatives designated as hedging instruments	—	48	—	48
Other derivative instruments	53	—	—	53
Separate account assets	5,217	89	—	5,306
Total assets measured at fair value (1)(2)	$14,821	$102,331	$3,314	$120,466
Liabilities:
Investment derivatives	$168	$—	$—	$168
Derivatives designated as hedging instruments	—	68	—	68
Other derivative instruments	—	4	—	4
Market risk benefits (3)	—	—	770	770
Total liabilities measured at fair value	$168	$72	$770	$1,010
(1)Excluded from the table above are policy loans of $603 million, and other investments of $47 million at September 30, 2023, measured using NAV as a practical expedient.
(2)Excluded from the table above are partially-owned investments, investment funds, and limited partnerships of $13,362 million at September 30, 2023, measured using NAV as a practical expedient.
(3)Refer to Note 11 for additional information on Market risk benefits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

December 31, 2022	Level 1	Level 2	Level 3	Total
(in millions of U.S. dollars)
Assets:
Fixed maturities available for sale
U.S. Treasury / Agency	$2,100	$526	$—	$2,626
Non-U.S.	—	25,344	564	25,908
Corporate and asset-backed securities	—	34,506	2,449	36,955
Mortgage-backed securities	—	15,840	11	15,851
Municipal	—	3,880	—	3,880
	2,100	80,096	3,024	85,220
Equity securities	737	—	90	827
Short-term investments	3,108	1,849	3	4,960
Other investments (1)	552	399	—	951
Securities lending collateral	—	1,523	—	1,523
Investment derivative instruments	82	—	—	82
Derivatives designated as hedging instruments	—	17	—	17
Other derivative instruments	33	—	—	33
Separate account assets	5,101	89	—	5,190
Total assets measured at fair value (1)(2)	$11,713	$83,973	$3,117	$98,803
Liabilities:
Investment derivatives	$139	$—	$—	$139
Derivatives designated as hedging instruments	—	53	—	53
Market risk benefits (3)	—	—	800	800
Total liabilities measured at fair value	$139	$53	$800	$992
(1)Excluded from the table above are policy loans of $343 million and other investments of $47 million at December 31, 2022, measured using NAV as a practical expedient.
(2)Excluded from the table above are partially-owned investments, investment funds, and limited partnerships of $12,355 million at December 31, 2022, measured using NAV as a practical expedient.
(3)Refer to Note 11 for additional information on Market risk benefits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Level 3 financial instruments

The following tables present a reconciliation of the beginning and ending balances of financial instruments measured at fair value using significant unobservable inputs (Level 3). Excluded from the following tables is the reconciliation of Market risk benefits, refer to Note 11 for additional information:

Three Months Ended September 30, 2023 (in millions of U.S. dollars)	Available-for-Sale Debt Securities			Equity securities	Short-term investments
	Non-U.S.	Corporate and asset- backed securities	Mortgage-backed securities

Balance, beginning of period	$649	$2,524	$10	$86	$3
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	(22)	(10)	—	—	—
Change in Net Unrealized Gains/Losses in OCI	(6)	6	—	—	—
Net Realized Gains/Losses	(2)	(4)	—	—	—
Purchases	46	158	16	4	—
Sales	(17)	(40)	—	(5)	(1)
Settlements	(15)	(65)	(1)	—	—
Balance, end of period	$633	$2,569	$25	$85	$2
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet date	$(1)	$(4)	$—	$—	$—
Change in Net Unrealized Gains/Losses included in OCI at the Balance Sheet date	$(8)	$4	$—	$—	$—

Three Months Ended September 30, 2022 (in millions of U.S. dollars)	Available-for-Sale Debt Securities			Equity securities	Short-term investments
	Non-U.S.	Corporate and asset- backed securities	Mortgage-backed securities

Balance, beginning of period	$549	$2,261	$19	$81	$9
Transfers into Level 3	—	2	—	—	—
Transfers out of Level 3	—	(4)	—	—	—
Change in Net Unrealized Gains/Losses in OCI	(34)	(16)	—	—	—
Net Realized Gains/Losses	(4)	(9)	—	3	(1)
Purchases	39	164	4	3	1
Sales	(19)	(8)	—	(4)	—
Settlements	(25)	(94)	(4)	—	(6)
Balance, end of period	$506	$2,296	$19	$83	$3
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet date	$(1)	$(3)	$—	$3	$(1)
Change in Net Unrealized Gains/Losses included in OCI at the Balance Sheet date	$(35)	$(19)	$—	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Nine Months Ended September 30, 2023 (in millions of U.S. dollars)	Available-for-Sale Debt Securities			Equity securities	Short-term investments
	Non-U.S.	Corporate and asset- backed securities	Mortgage-backed securities

Balance, beginning of period	$564	$2,449	$11	$90	$3
Transfers into Level 3	21	3	—	—	—
Transfers out of Level 3	(22)	(23)	—	—	—
Change in Net Unrealized Gains/Losses in OCI	5	8	—	—	(1)
Net Realized Gains/Losses	(3)	(7)	—	(6)	—
Purchases	151	481	16	15	3
Sales	(52)	(70)	—	(14)	(3)
Settlements	(31)	(272)	(2)	—	—
Balance, end of period	$633	$2,569	$25	$85	$2
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet date	$(1)	$(6)	$—	$(6)	$—
Change in Net Unrealized Gains/Losses included in OCI at the Balance Sheet date	$1	$2	$—	$—	$—

Nine Months Ended September 30, 2022 (in millions of U.S. dollars)	Available-for-Sale Debt Securities			Equity securities	Short-term investments
	Non-U.S.	Corporate and asset- backed securities	Mortgage-backed securities

Balance, beginning of period	$633	$2,049	$26	$77	$7
Transfers into Level 3	23	41	—	1	—
Transfers out of Level 3	(23)	(97)	(5)	—	—
Change in Net Unrealized Gains/Losses in OCI	(88)	(68)	—	—	—
Net Realized Gains/Losses	(6)	(9)	—	7	(1)
Purchases	108	658	4	6	8
Sales	(44)	(59)	—	(8)	—
Settlements	(97)	(219)	(6)	—	(11)
Balance, end of period	$506	$2,296	$19	$83	$3
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet date	$(3)	$(4)	$—	$6	$(1)
Change in Net Unrealized Gains/Losses included in OCI at the Balance Sheet date	$(89)	$(71)	$—	$—	$—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following tables present fair value, by valuation hierarchy, and carrying value of the financial instruments not measured at fair value:

September 30, 2023	Fair Value				Net Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Private debt held-for-investment	$—	$—	$2,389	$2,389	$2,401
Total assets	$—	$—	$2,389	$2,389	$2,401
Liabilities:
Repurchase agreements	$—	$2,617	$—	$2,617	$2,617
Short-term debt	—	688	—	688	700
Long-term debt	—	11,627	—	11,627	13,736
Trust preferred securities	—	362	—	362	308
Total liabilities	$—	$15,294	$—	$15,294	$17,361
Private debt held-for-investment is related to Huatai and its consolidation. The fair value of Private debt held-for-investment is derived using a discounted cash flow approach, which includes an evaluation of forecasted contractual cash flows and yield curve information, among other loan characteristics and assumptions. These assumptions are derived from internal and third party sources. Since the valuation is derived from model-based techniques, Private debt held-for-investment is classified within Level 3 of the valuation hierarchy.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

5. Reinsurance

Reinsurance recoverable on ceded reinsurance

	September 30, 2023		December 31, 2022
(in millions of U.S. dollars)	Net Reinsurance Recoverable (1)	Valuation allowance	Net Reinsurance Recoverable (1)	Valuation allowance
Reinsurance recoverable on unpaid losses and loss expenses	$17,808	$318	$17,086	$289
Reinsurance recoverable on paid losses and loss expenses	1,942	52	1,773	62
Reinsurance recoverable on losses and loss expenses	$19,750	$370	$18,859	$351
Reinsurance recoverable on policy benefits	$315	$1	$302	$4
(1)Net of valuation allowance for uncollectible reinsurance.

The increase in reinsurance recoverable on losses and loss expenses was primarily due to the consolidation of Huatai and unfavorable prior period development on ceded reserves.
The following table presents a roll-forward of valuation allowance for uncollectible reinsurance related to Reinsurance recoverable on loss and loss expenses:

	Nine Months Ended
	September 30
(in millions of U.S. dollars)	2023	2022
Valuation allowance for uncollectible reinsurance - beginning of period	$351	$329
Provision for uncollectible reinsurance	27	30
Write-offs charged against the valuation allowance	(8)	(4)
Foreign exchange revaluation	—	(3)
Valuation allowance for uncollectible reinsurance - end of period	$370	$352
For additional information, refer to Note 1 d) to the Consolidated Financial Statements of our 2022 Form 10-K.

6. Deferred acquisition costs
Deferred acquisition costs comprise capitalized costs on short-duration contracts of $3,283 million and $2,809 million and long-duration contracts of $3,573 million and $2,979 million at September 30, 2023, and September 30, 2022, respectively. The assumptions used to amortize DAC were consistent with the assumptions used to estimate the liability for future policy benefits for nonparticipating traditional and limited-payment contracts.

The following tables present a roll-forward of deferred acquisitions costs on long-duration contracts included in the Life Insurance segment:

	Nine Months Ended September 30, 2023
(in millions of U.S. dollars)	Term Life	Universal Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$320	$776	$395	$902	$121	$2,514
Capitalizations	118	85	102	392	25	722
Amortization expense	(74)	(57)	(16)	(100)	(15)	(262)
Other (including foreign exchange)	8	(20)	7	(13)	(4)	(22)
Balance - end of period	$372	$784	$488	$1,181	$127	$2,952
Overseas General Insurance segment excluded from table						621
Total deferred acquisition costs on long-duration contracts						$3,573

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	Nine Months Ended September 30, 2022
(in millions of U.S. dollars)	Term Life	Universal Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$246	$771	$334	$745	$108	$2,204
Capitalizations	111	95	46	166	39	457
Amortization expense	(56)	(55)	(14)	(72)	(16)	(213)
Other (including foreign exchange)	(2)	(50)	(16)	(20)	(14)	(102)
Balance - end of period	$299	$761	$350	$819	$117	$2,346
Overseas General Insurance segment excluded from table						633
Total deferred acquisition costs on long-duration contracts						$2,979

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

7. Goodwill, Value of business acquired, and Other intangible assets

Goodwill
The following table presents a roll-forward of Goodwill by segment:

(in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Chubb Consolidated
Balance at December 31, 2022	$6,945	$2,230	$134	$4,605	$371	$1,943	$16,228
Consolidation of Huatai Group (1)	—	—	—	562	—	2,832	3,394
Foreign exchange revaluation and other	—	—	—	44	—	(112)	(68)
Balance at September 30, 2023	$6,945	$2,230	$134	$5,211	$371	$4,663	$19,554
(1)Includes $1.0 billion attributable to noncontrolling interests.

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

The following table presents a roll-forward of VOBA:

Nine Months Ended
September 30
(in millions of U.S. dollars)	2023
Balance, beginning of period	$3,702
Consolidation of Huatai Group	309
Amortization of VOBA (1)	(235)
Foreign exchange revaluation and other	(101)
Balance, end of period	$3,675
(1)Recognized in Policy acquisition costs in the Consolidated statements of operations.

The following table presents, as of September 30, 2023, the expected estimated pre-tax amortization expense related to VOBA at current foreign currency rates, for the fourth quarter of 2023 and for the next five years:

For the Years Ending December 31 (in millions of U.S. dollars)	Total amortization of VOBA
Fourth quarter of 2023	$67
2024	270
2025	230
2026	202
2027	181
2028	165
Total	$1,115

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Other intangible assets
Other intangible assets that are subject to amortization principally relate to agency distribution relationships, renewal rights, and patents. Other intangible assets that are not subject to amortization principally relate to trademarks. For other intangible assets related to the consolidation of Huatai, refer to Note 2.

(in millions of U.S. dollars)	September 30 2023	December 31 2022
Subject to amortization	$3,350	$2,459
Not subject to amortization	3,494	2,982
Total	$6,844	$5,441

The following table presents, as of September 30, 2023, the expected pre-tax amortization expense of purchased intangibles, at current foreign currency exchange rates, for the fourth quarter of 2023 and for the next five years:

For the Years Ending December 31 (in millions of U.S. dollars)	Total amortization of purchased intangibles	Amortization of Huatai UPR intangible asset (1)	Amortization of Huatai land use rights (2)	Total amortization
Fourth quarter of 2023	$84	$16	$3	$103
2024	312	30	12	354
2025	286	16	12	314
2026	269	7	12	288
2027	249	3	13	265
2028	240	—	13	253
Total	$1,440	$72	$65	$1,577
(1)Recognized in Policy acquisition costs in the Consolidated statements of operations.
(2)Recognized in Other (income) expense in the Consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

8. Unpaid losses and loss expenses

The following table presents a reconciliation of beginning and ending Unpaid losses and loss expenses:

	Nine Months Ended
	September 30
	2023	2022
(in millions of U.S. dollars)		As Adjusted
Gross unpaid losses and loss expenses – beginning of period	$75,747	$72,330
Reinsurance recoverable on unpaid losses – beginning of period (1)	(17,086)	(16,132)
Net unpaid losses and loss expenses – beginning of period	58,661	56,198
Net losses and loss expenses incurred in respect of losses occurring in:
Current year	18,604	17,755
Prior years (2)	(667)	(922)
Total	17,937	16,833
Net losses and loss expenses paid in respect of losses occurring in:
Current year	4,853	4,511
Prior years	10,158	9,217
Total	15,011	13,728
Consolidation of Huatai Group	405	—
Foreign currency revaluation and other	(95)	(1,280)
Net unpaid losses and loss expenses – end of period	61,897	58,023
Reinsurance recoverable on unpaid losses (1)	17,808	17,313
Gross unpaid losses and loss expenses – end of period	$79,705	$75,336
(1)    Net of valuation allowance for uncollectible reinsurance.
(2)    Relates to prior period loss reserve development only and excludes prior period development related to reinstatement premiums, expense adjustments, earned premiums, and development on international A&H lines totaling $71 million and $213 million for the nine months ended September 30, 2023 and 2022, respectively.

Gross and net unpaid losses and loss expenses increased $4.0 billion and $3.2 billion for the nine months ended September 30, 2023, respectively, principally reflecting underlying exposure growth and the consolidation of Huatai. The increase in net unpaid losses also reflected seasonality in our crop insurance business. This increase was partially offset by favorable prior period development and by large payments related to the Boy Scouts of America.

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
The following table summarizes (favorable) and adverse PPD by segment:

	Three Months Ended September 30			Nine Months Ended September 30
(in millions of U.S. dollars)	Long-tail	Short-tail	Total	Long-tail	Short-tail	Total
2023
North America Commercial P&C Insurance	$107	$(191)	$(84)	$(23)	$(279)	$(302)
North America Personal P&C Insurance	—	(119)	(119)	—	(135)	(135)
North America Agricultural Insurance	—	(9)	(9)	—	(12)	(12)
Overseas General Insurance	(52)	3	(49)	(52)	(201)	(253)
Global Reinsurance	—	—	—	7	(32)	(25)
Corporate	61	—	61	131	—	131
Total	$116	$(316)	$(200)	$63	$(659)	$(596)
2022
North America Commercial P&C Insurance	$(29)	$(137)	$(166)	$(315)	$(246)	$(561)
North America Personal P&C Insurance	—	(133)	(133)	—	(187)	(187)
North America Agricultural Insurance	—	9	9	—	(17)	(17)
Overseas General Insurance	(5)	—	(5)	(5)	(233)	(238)
Global Reinsurance	—	—	—	(7)	29	22
Corporate	73	—	73	272	—	272
Total	$39	$(261)	$(222)	$(55)	$(654)	$(709)
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

North America Commercial P&C Insurance. Net favorable development for the three months ended September 30, 2023 included $71 million in workers' compensation lines, mainly due to lower than expected loss experience, and $188 million in commercial property and marine lines, mainly due to net lower than expected development impacting the most recent accident years. The favorable development was partially offset by adverse development of $222 million in commercial excess and umbrella lines, driven by higher than expected loss development, principally related to automobile exposures.

Net favorable development for the nine months ended September 30, 2023 included $379 million in workers' compensation lines, $113 million in commercial property and marine lines, and $101 million in surety, all mainly driven by lower than expected development. These favorable movements were partially offset by adverse development of $227 million in commercial excess and umbrella lines and $125 million in commercial auto liability, both driven by higher than expected loss experience.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Net favorable development for the three months ended September 30, 2022 included $164 million from lower than expected loss experience in workers’ compensation lines and $66 million, net of premium adjustments, from lower claims activity in large multi-line loss sensitive accounts. The favorable development was partially offset by net adverse development of $58 million from higher than expected claims severity in commercial auto liability, and $71 million in commercial umbrella/excess portfolios. Net favorable development on our short-tail businesses primarily included $132 million in property and marine portfolios, where paid and reported loss activity for the most recent accident years was lower than expected. Net favorable development for the nine months ended September 30, 2022 also included favorable development in workers’ compensation lines due to updates to loss development factors and our annual assessment of multi-claimant events, including industrial accidents.
North America Personal P&C Insurance. Net favorable development for the three and nine months ended September 30, 2023 included $263 million and $244 million, respectively, in homeowners and valuables lines, mainly due to lower than expected loss experience in accident year 2022. The favorable development was partially offset by net adverse development of $145 million in the three months ended September 30, 2023 in personal excess liability due to adverse development on reported losses.
Net favorable development for the three and nine months ended September 30, 2022 included favorable development in the homeowners and valuables lines of business, driven by lower than expected claims reserve development.
Overseas General Insurance. Net favorable development for the three months ended September 30, 2023 included favorable loss emergence in financial lines of $77 million primarily in accident years 2019 and prior of partially offset by net adverse development of $51 million in political risks. Net favorable development for the nine months ended September 30, 2023, also included net favorable development of $147 million in property and marine lines, and $45 million in A&H lines.
Net favorable development for the three months ended September 30, 2022, included lower than expected paid and reported loss activity of $82 million in casualty lines, including primary and excess lines in Continental Europe, the U.K., and Asia Pacific, and $34 million in environmental lines. The favorable development was partially offset by net adverse development of $114 million in financial lines, including Directors and Officers (D&O) due to a combination of higher than expected development on specific claims and increased expected future development in the U.K., Continental Europe, Asia Pacific, and London wholesale business. Net favorable development for the nine months ended September 30, 2022, also included net favorable development of $75 million in A&H lines, $67 million in property lines, and $53 million in personal lines.
Corporate. Net adverse development for the three months ended September 30, 2023 and 2022, included adverse development for environmental liabilities. Net adverse development for the nine months ended September 30, 2023 and 2022 also included adverse development for molestation claims of $49 million and $155 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

9. Future policy benefits

The following tables present a roll-forward of the liability for future policy benefits included in the Life Insurance segment:

Present Value of Expected Net Premiums	Nine Months Ended September 30, 2023
(in millions of U.S. dollars)	Term Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$818	$2,301	$9,863	$42	$13,024
Beginning balance at original discount rate	879	2,354	10,409	43	13,685
Effect of changes in cash flow assumptions	35	40	(811)	2	(734)
Effect of actual variances from expected experience	(13)	6	(120)	—	(127)
Adjusted beginning of period balance	901	2,400	9,478	45	12,824
Consolidation of Huatai Group	3	1,690	145	12	1,850
Issuances	90	274	1,066	5	1,435
Interest accrual	45	62	421	1	529
Net premiums collected (1)	(127)	(375)	(998)	(15)	(1,515)
Other (including foreign exchange)	(9)	(56)	(212)	18	(259)
Ending balance at original discount rate	903	3,995	9,900	66	14,864
Effect of changes in discount rate assumptions	(69)	(62)	(497)	(1)	(629)
Balance – end of period	$834	$3,933	$9,403	$65	$14,235
(1)Net premiums collected represent the portion of gross premiums collected from policyholders that is used to fund expected benefit.

Present Value of Expected Future Policy Benefits	Nine Months Ended September 30, 2023
(in millions of U.S. dollars)	Term Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$1,427	$6,048	$14,206	$239	$21,920
Beginning balance at original discount rate	1,555	6,225	15,022	250	23,052
Effect of changes in cash flow assumptions	31	44	(848)	3	(770)
Effect of actual variances from expected experience	(10)	12	(114)	—	(112)
Adjusted beginning of period balance	1,576	6,281	14,060	253	22,170
Consolidation of Huatai Group	17	3,659	163	298	4,137
Issuances	90	276	1,065	5	1,436
Interest accrual	54	176	514	6	750
Benefits payments	(119)	(212)	(1,065)	(8)	(1,404)
Other (including foreign exchange)	92	22	(628)	178	(336)
Ending balance at original discount rate	1,710	10,202	14,109	732	26,753
Effect of changes in discount rate assumptions	(152)	(274)	(790)	(11)	(1,227)
Balance – end of period	$1,558	$9,928	$13,319	$721	$25,526

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	September 30, 2023
Liability for Future Policy Benefits	Life Insurance				Overseas General Insurance	Chubb Consolidated
(in millions of U.S. dollars, except for years)	Term Life	Whole Life	A&H	Other	A&H	Total
Net liability for future policy benefits	$724	$5,995	$3,916	$656	$718	$12,009
Deferred profit liability	223	707	156	14	—	1,100
Net liability for future policy benefits, per consolidated balance sheet	947	6,702	4,072	670	718	13,109
Less: Reinsurance recoverable on future policy benefits	111	47	103	21	33	315
Net liability for future policy benefits, after reinsurance recoverable	$836	$6,655	$3,969	$649	$685	$12,794
Weighted-average duration (years)	10.2	26.5	10.3	15.1	4.9	18.7

Present Value of Expected Net Premiums	Nine Months Ended September 30, 2022
(in millions of U.S. dollars)	Term Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$422	$1,341	$2,520	$30	$4,313
Beginning balance at original discount rate	397	1,243	2,323	28	3,991
Effect of changes in cash flow assumptions	—	(3)	(29)	—	(32)
Effect of actuarial variances from expected experience	(31)	12	(120)	—	(139)
Adjusted beginning of period balance	366	1,252	2,174	28	3,820
Acquisition of Cigna	445	1,078	8,191	23	9,737
Issuances	95	155	348	3	601
Interest accrual	45	37	184	1	267
Net premiums collected (1)	(93)	(156)	(445)	(9)	(703)
Other (including foreign exchange)	(46)	(102)	(487)	(4)	(639)
Ending balance at original discount rate	812	2,264	9,965	42	13,083
Effect of changes in discount rate assumptions	(59)	(95)	(531)	(1)	(686)
Balance – end of period	$753	$2,169	$9,434	$41	$12,397
(1)Net premiums collected represent the portion of gross premiums collected from policyholders that is used to fund expected benefit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Present Value of Expected Future Policy Benefits	Nine Months Ended September 30, 2022
(in millions of U.S. dollars)	Term Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$921	$4,785	$4,939	$130	$10,775
Beginning balance at original discount rate	858	3,833	4,589	122	9,402
Effect of changes in cash flow assumptions	(5)	(3)	(41)	11	(38)
Effect of actuarial variances from expected experience	(32)	14	(126)	—	(144)
Adjusted beginning of period balance	821	3,844	4,422	133	9,220
Acquisition of Cigna	668	2,267	10,542	106	13,583
Issuances	100	155	348	3	606
Interest accrual	52	123	242	3	420
Benefits payments	(82)	(151)	(469)	(2)	(704)
Other (including foreign exchange)	(112)	(207)	(651)	(102)	(1,072)
Ending balance at original discount rate	1,447	6,031	14,434	141	22,053
Effect of changes in discount rate assumptions	(126)	(308)	(790)	(16)	(1,240)
Balance – end of period	$1,321	$5,723	$13,644	$125	$20,813

	September 30, 2022
Liability for Future Policy Benefits	Life Insurance				Overseas General Insurance	Chubb Consolidated
(in millions of U.S. dollars, except for years)	Term Life	Whole Life	A&H	Other	A&H	Total
Net liability for future policy benefits	$568	$3,554	$4,210	$84	$735	$9,151
Deferred profit liability	172	450	125	8	—	755
Net liability for future policy benefits, per consolidated balance sheet	740	4,004	4,335	92	735	9,906
Less: Reinsurance recoverable on future policy benefits	111	56	107	—	38	312
Net liability for future policy benefits, after reinsurance recoverable	$629	$3,948	$4,228	$92	$697	$9,594
Weighted-average duration (years)	9.0	24.7	11.0	13.5	5.1	16.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents the amount of undiscounted expected gross premiums and expected future policy benefit payments included in the Life Insurance segment:

	September 30	September 30
(in millions of U.S. dollars)	2023	2022
Term Life
Undiscounted expected future benefit payments	$2,492	$2,189
Undiscounted expected future gross premiums	$2,884	$2,503
Discounted expected future benefit payments	$1,558	$1,321
Discounted expected future gross premiums	$1,910	$1,682
Whole Life
Undiscounted expected future benefit payments	$23,457	$15,631
Undiscounted expected future gross premiums	$9,478	$6,654
Discounted expected future benefit payments	$9,928	$5,723
Discounted expected future gross premiums	$7,654	$5,173
A&H
Undiscounted expected future benefit payments	$23,168	$23,873
Undiscounted expected future gross premiums	$34,055	$34,659
Discounted expected future benefit payments	$13,319	$13,644
Discounted expected future gross premiums	$20,604	$20,193
Other
Undiscounted expected future benefit payments	$977	$265
Undiscounted expected future gross premiums	$103	$102
Discounted expected future benefit payments	$721	$125
Discounted expected future gross premiums	$92	$92

The following table presents the amount of revenue and interest recognized in the statement of operations:

	Gross Premiums or Assessments		Interest Accretion
	Nine Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2023	2022	2023	2022
Life Insurance
Term Life	$511	$361	$9	$7
Whole Life	858	411	114	86
A&H	2,171	1,226	93	58
Other	54	71	5	2
Overseas General Insurance
A&H	1,175	1,075	—	—
Total	$4,769	$3,144	$221	$153

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents the weighted-average interest rates:

	Interest Accretion Rate		Current Discount Rate
	September 30		September 30
	2023	2022	2023	2022
Life Insurance
Term Life	2.9%	2.6%	6.0%	6.1%
Whole Life	3.2%	3.9%	4.7%	5.5%
A&H	3.7%	3.6%	6.7%	6.1%
Other	2.6%	3.7%	4.3%	6.2%

10. Policyholders' account balances

The following tables present a roll-forward of policyholders' account balances:

	Nine Months Ended September 30, 2023
(in millions of U.S. dollars)	Universal Life	Other	Total
Balance – beginning of period	$1,719	$1,421	$3,140
Consolidation of Huatai Group	602	3,412	4,014
Premiums received	275	228	503
Policy charges (1)	(135)	(8)	(143)
Surrenders and withdrawals	(69)	(113)	(182)
Benefit payments	(6)	(81)	(87)
Interest credited	39	43	82
Other (including foreign exchange)	(42)	(107)	(149)
Balance, end of period	$2,383	$4,795	$7,178

	Nine Months Ended September 30, 2022
(in millions of U.S. dollars)	Universal Life	Other	Total
Balance – beginning of period	$1,612	$1,154	$2,766
Acquisition of Cigna	10	345	355
Premiums received	292	55	347
Policy charges (1)	(141)	(8)	(149)
Surrenders and withdrawals	(55)	(39)	(94)
Benefit payments	(3)	(15)	(18)
Interest credited	30	25	55
Other (including foreign exchange)	(69)	(185)	(254)
Balance, end of period	$1,676	$1,332	$3,008
(1)Contracts included in the policyholder account balances are generally charged a premium and/or monthly assessments on the basis of the account balance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	September 30
	2023		2022
(in millions of U.S. dollars, except for percentages)	Universal Life	Other	Universal Life	Other
Weighted-average crediting rate	3.8%	2.1%	3.7%	2.6%
Net amount at risk (1)	$10,493	$1,675	$10,116	$1,503
Cash Surrender Value	$1,596	$3,655	$934	$1,280
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

The following tables present the balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimum:

Universal Life

	September 30, 2023
(in millions of U.S. dollars)	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Guaranteed minimum crediting rates
Up to 2.00%	$3	$—	$56	$563	$622
2.01% – 4.00%	472	377	558	333	1,740
Greater than 4.00%	21	—	—	—	21
Total	$496	$377	$614	$896	$2,383

	September 30, 2022
(in millions of U.S. dollars)	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Guaranteed minimum crediting rates
Up to 2.00%	$3	$—	$59	$505	$567
2.01% – 4.00%	456	394	228	—	1,078
Greater than 4.00%	31	—	—	—	31
Total	$490	$394	$287	$505	$1,676

Other policyholders' account balances

	September 30, 2023
(in millions of U.S. dollars)	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Guaranteed minimum crediting rates
Up to 2.00%	$1,328	$—	$1,719	$799	$3,846
2.01% – 4.00%	112	487	27	—	626
Greater than 4.00%	323	—	—	—	323
Total	$1,763	$487	$1,746	$799	$4,795

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	September 30, 2022
(in millions of U.S. dollars)	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Guaranteed minimum crediting rates
Up to 2.00%	$411	$—	$191	$424	$1,026
2.01% – 4.00%	—	—	—	—	—
Greater than 4.00%	306	—	—	—	306
Total	$717	$—	$191	$424	$1,332

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

11. Market risk benefits

Our reinsurance programs covering variable annuity guarantees, comprising guaranteed living benefits (GLB) and guaranteed minimum death benefits (GMDB), meet the definition of Market risk benefits (MRB). The following table presents a roll-forward of MRB:

	Nine Months Ended September 30
(in millions of U.S. dollars)	2023	2022
Balance – beginning of period	$800	$812
Balance, beginning of period, before effect of changes in the instrument-specific credit risk	776	755
Interest rate changes	(117)	(561)
Effect of changes in equity markets	(69)	633
Effect of changes in volatilities	51	14
Effect of changes in future expected policyholder behavior	89	40
Effect of timing and all other	19	(29)
Balance, end of period, before effect of changes in the instrument-specific credit risk	$749	$852
Effect of changes in the instrument-specific credit risk	21	9
Balance – end of period	$770	$861
Weighted-average age of policyholders (years)	73	73
Net amount at risk	$2,138	$2,885

Excluded from the table above are MRB gains (losses) of $(181) million and $186 million for the nine months ended September 30, 2023 and 2022, respectively, reported in the Consolidated statements of operations, relating to the market risk benefits' economic hedge and other net cash flows. There is no reinsurance recoverable associated with our liability for MRB.

In the third quarter of 2023, we completed a review of policyholder behavior related to annuitizations, partial withdrawals, lapses, and mortality for our variable annuity reinsurance business.

•As annuitization and partial withdrawal experience continued to emerge, we refined our assumptions for an additional year of data. The annuitization assumption updates included treaty-based and age-based behavior, as well as a refresh of our annuitization rates which depend on the value of the guarantees. These refinements resulted in a net increase of approximately $92 million to the MRB fair value, recognized as a Market risk benefits loss.
•We also refined our lapse and mortality assumptions based on additional emerging experience. The changes had an insignificant impact on the MRB fair value.

For MRB, Chubb estimates fair value using an internal valuation model which includes a number of factors including interest rates, equity markets, credit risk, current account value, market volatility, expected annuitization rates and other policyholder behavior, and changes in policyholder mortality. All reinsurance treaties contain claim limits, which are also factored into the valuation model.

	Valuation Technique	Significant Unobservable Inputs	September 30, 2023		September 30, 2022
			Ranges	Weighted Average(1)	Ranges	Weighted Average(1)
MRB (1)	Actuarial model	Lapse rate	0.5% – 30%	4.0%	0.5% – 30.4%	3.8%
		Annuitization rate	0% – 100%	4.8%	0% – 100%	4.6%
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

The GLB annuitization rate is the percentage of policies for which the policyholder will elect to annuitize using the guaranteed benefit provided under the GLB. All else equal, as GLB annuitization rates increase, ultimate claim payments will increase, subject to treaty claim limits. All GLB reinsurance treaties include claim limits to protect Chubb in the event that actual annuitization behavior is significantly higher than expected. In general, Chubb assumes that GLB annuitization rates will be higher for policies with more valuable guarantees (policies with guaranteed values far in excess of their account values). Chubb also assumes that GLB annuitization rates increase as policyholders get older. In addition, it is also assumed that GLB annuitization rates are higher in the first year immediately following the waiting period (the first year the policies are eligible to annuitize using the GLB) in comparison to all subsequent years. Chubb does not yet have fully credible annuitization experience for all clients.

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

The following table presents the aggregate fair value of Separate account assets, by major security type:

	September 30	December 31
(in millions of U.S. dollars)	2023	2022
Cash and cash equivalents	$88	$141
Mutual funds	5,129	4,960
Fixed maturities	89	89
Total	$5,306	$5,190

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents a roll-forward of separate account liabilities:

	Nine Months Ended
	September 30
(in millions of U.S. dollars)	2023	2022
Balance – beginning of period	$5,190	$5,560
Acquisition of Cigna	—	301
Premiums and deposits	724	1,147
Policy charges	(103)	(93)
Surrenders and withdrawals	(407)	(304)
Benefit payments	(291)	(289)
Investment performance	382	(978)
Other (including foreign exchange)	(189)	(453)
Balance – end of period	$5,306	$4,891
Cash surrender value (1)	$5,285	$4,771
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents the balance sheet location, fair value of derivative instruments in an asset or (liability) position, and notional value/payment provision of our derivative instruments:

			September 30, 2023			December 31, 2022
	Consolidated Balance Sheet Location	Fair Value		Notional Value/ Payment Provision	Fair Value		Notional Value/ Payment Provision
(in millions of U.S. dollars)		Derivative Asset	Derivative (Liability)		Derivative Asset	Derivative (Liability)
Investment and embedded derivatives not designated as hedging instruments:
Foreign currency forward contracts	OA / (AP)	$15	$(147)	$3,711	$64	$(115)	$4,134
Options/Futures contracts on notes and bonds	OA / (AP)	27	(21)	2,150	18	(24)	1,511
Convertible securities (1)	FM AFS / ES	53	—	61	30	—	37
		$95	$(168)	$5,922	$112	$(139)	$5,682
Other derivative instruments:
Futures contracts on equities (2)	OA / (AP)	$48	$—	$1,119	$33	$—	$939
Other	OA / (AP)	5	(4)	368	—	—	—
		$53	$(4)	$1,487	$33	$—	$939
Derivatives designated as hedging instruments:
Cross-currency swaps - fair value hedges	OA / (AP)	$48	$—	$1,609	$17	$—	$1,595
Cross-currency swaps - net investment hedges	OA / (AP)	—	(68)	1,594	—	(53)	1,604
		$48	$(68)	$3,203	$17	$(53)	$3,199
(1)Includes fair value of embedded derivatives.
(2)Related to MRB book of business.

At September 30, 2023, and December 31, 2022, net derivative liabilities of $97 million and $60 million, respectively, included in the table above were subject to a master netting agreement. The remaining derivatives included in the table above were not subject to a master netting agreement.

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

(i) Cross-currency swaps - fair value hedges
In September 2022, Chubb entered into certain cross-currency swaps designated as fair value hedges. The objective of these cross-currency swaps is to hedge the foreign currency risk on €1.5 billion, or approximately $1.6 billion at September 30, 2023, of our euro denominated debt, by converting cash flows back into the U.S. dollar.

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

The following table presents pre-tax gains (losses) recognized in OCI and reclassified into earnings for fair value hedges:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2023	2022	2023	2022
Gain/(loss) recognized in OCI	$(17)	$(94)	$23	$(94)
Net realized gain/(loss) reclassified from OCI	(51)	(32)	(20)	(32)
Interest expense reclassified from OCI	(4)	—	(12)	—
OCI gain/(loss) after reclassifications	$38	$(62)	$55	$(62)

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

The following table presents pre-tax gains (losses) recognized in OCI and reclassified into earnings for net investment hedges:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2023	2022	2023	2022
Gain/(loss) recognized in OCI	$(20)	$64	$(8)	$64
Interest income reclassified from OCI	3	—	10	—
OCI gain/(loss) after reclassifications	$(23)	$64	$(18)	$64

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2023	2022	2023	2022
Investment and embedded derivative instruments:
Foreign currency forward contracts	$(17)	$(247)	$(95)	$(515)
All other futures contracts, options, and equities	29	49	5	285
Convertible securities (1)	(3)	—	(2)	(2)
Total investment and embedded derivative instruments	$9	$(198)	$(92)	$(232)
Other derivative instruments:
Futures contracts on equities (2)	$52	$54	$(80)	$240
Other	(7)	(19)	(6)	(9)
Total other derivative instruments	$45	$35	$(86)	$231
	$54	$(163)	$(178)	$(1)
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

The following table presents the carrying value of collateral held under securities lending agreements by investment category and remaining contractual maturity of the underlying agreements:

	Remaining contractual maturity
	September 30, 2023	December 31, 2022
(in millions of U.S. dollars)	Overnight and Continuous
Collateral held under securities lending agreements:
Cash	$762	$820
U.S. Treasury / Agency	81	72
Non-U.S.	555	604
Corporate and asset-backed securities	47	27
Municipal	6	—
Equity securities	18	—
	$1,469	$1,523
Gross amount of recognized liability for securities lending payable	$1,469	$1,523

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

At September 30, 2023, and December 31, 2022, our repurchase agreement obligations of $2,617 million and $1,419 million, respectively, were fully collateralized. In contrast to securities lending programs, the use of cash received is not restricted for the repurchase obligations. The fair value of the underlying securities sold remains in Fixed maturities available for sale, and the repurchase agreement obligation is recorded in Repurchase agreements in the Consolidated balance sheets.

The following table presents the carrying value of collateral pledged under repurchase agreements by investment category and remaining contractual maturity of the underlying agreements:

	Remaining contractual maturity
	September 30, 2023				December 31, 2022
	Up to 30 Days	30-90 Days	Greater than 90 Days	Total	Up to 30 Days	30-90 Days	Total
(in millions of U.S. dollars)
Collateral pledged under repurchase agreements:
Cash	$—	$—	$46	$46	$12	$—	$12
Non-U.S.	1,138	—	—	$1,138	—	—	$—
U.S. Treasury / Agency	—	103	—	103	—	101	101
Mortgage-backed securities	50	507	909	1,466	921	493	1,414
	$1,188	$610	$955	$2,753	$933	$594	$1,527
Gross amount of recognized liabilities for repurchase agreements				$2,617			$1,419
Difference (1)				$136			$108
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

e) Fixed maturities
At September 30, 2023, and December 31, 2022, commitments to purchase fixed income securities over the next several years were $1,075 million and $770 million, respectively.

f) Private equities
At September 30, 2023, included in Private equities in the Consolidated balance sheet are investments in limited partnerships and partially-owned investment companies with a carrying value of $13.1 billion. In connection with these investments, we have commitments that may require funding of up to $6.3 billion over the next several years. At December 31, 2022, these investments had a carrying value of $12.0 billion with commitments that may have required funding of up to $7.4 billion.

g) Income taxes
At September 30, 2023, $67 million of unrecognized tax benefits remain outstanding. It is reasonably possible that, over the next twelve months, the amount of unrecognized tax benefits may change resulting from the re-evaluation of unrecognized tax benefits arising from examinations by taxing authorities, settlements, and the lapses of statutes of limitations. With few exceptions, Chubb is no longer subject to income tax examinations for years before 2012.

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

i) Lease commitments
At September 30, 2023, and December 31, 2022, the right-of-use asset was $549 million and $607 million, respectively, recorded within Other assets, and the lease liability was $577 million and $633 million, respectively, recorded within Accounts payable, accrued expenses, and other liabilities on the Consolidated balance sheets. These leases consist principally of real estate operating leases that are amortized on a straight-line basis over the term of the lease, which expire at various dates.

14. Shareholders’ equity

All of Chubb’s Common Shares are authorized under Swiss corporate law. Though the par value of Common Shares is stated in Swiss francs, Chubb continues to use U.S. dollars as its reporting currency for preparing the Consolidated Financial Statements. Under Swiss corporate law, dividends, including distributions from legal reserves or through a reduction in par value (par value reduction), must be stated in Swiss francs though dividend payments are made by Chubb in U.S. dollars. At September 30, 2023, our Common Shares had a par value of CHF 0.50 per share.

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

The following table presents dividend distributions per Common Share in Swiss francs (CHF) and U.S. dollars (USD):

	Three Months Ended				Nine Months Ended
	September 30				September 30
	2023		2022		2023		2022
	CHF	USD	CHF	USD	CHF	USD	CHF	USD
Total dividend distributions per common share	0.75	$0.86	0.78	$0.83	2.29	$2.55	2.32	$2.46

Increases in Common Shares in treasury are due to open market repurchases of Common Shares and the surrender of Common Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock and the forfeiture of unvested restricted stock. Decreases in Common Shares in treasury are principally due to grants of restricted stock, exercises of stock options, purchases under the Employee Stock Purchase Plan (ESPP), and share cancellations. At the Chubb Limited Extraordinary General Meeting of Shareholders, held on November 3, 2021, shareholders approved the cancellation of 14,465,400 shares repurchased under our share repurchase program during the first six months of 2021. The capital reduction by cancellation of shares was subject to publication requirements and a two-month waiting period in accordance with Swiss law and became effective on January 17, 2022. At our May 2022 annual general meeting, held on May 19, 2022, our shareholders approved the cancellation of 13,179,100 shares purchased under our share repurchase program during the last six months of 2021. The capital reduction by cancellation of shares was subject to publication requirements and a two-month waiting period in accordance with Swiss law and became effective on August 4, 2022. At our May 2023 annual general meeting, held on May 17, 2023, our shareholders approved the cancellation of 14,925,028 shares purchased under our share repurchase programs during 2022. The capital reduction was subject to publication requirements and became effective in accordance with Swiss law on May 22, 2023. During the nine months ended September 30, 2023, 8,634,600 shares were

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

repurchased, 14,925,028 shares were canceled, and 2,024,083 net shares were issued under employee share-based compensation plans. At September 30, 2023, 23,467,247 Common Shares remain in treasury.

Chubb Limited securities repurchase authorizations
The Board has authorized share repurchase programs as follows:

•One-time incremental share repurchase program of $5.0 billion of Chubb Common Shares from July 19, 2021 through June 30, 2022;
•$2.5 billion of Chubb Common Shares from May 19, 2022 through June 30, 2023; and
•$5.0 billion of Chubb Common Shares effective July 1, 2023 with no expiration date.

The following table presents repurchases of Chubb's Common Shares conducted in a series of open market transactions under the Board authorizations:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars, except share data)	2023	2022	2023	2022
Number of shares repurchased	2,949,900	3,676,528	8,634,600	14,022,728
Cost of shares repurchased	$606	$685	$1,758	$2,815
Repurchase authorization remaining at end of period	$4,398	$1,816	$4,398	$1,816
The following table presents changes in accumulated other comprehensive income (loss):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2023	2022	2023	2022
(in millions of U.S. dollars)		As Adjusted		As Adjusted
Accumulated other comprehensive income (loss) (AOCI)
Net unrealized appreciation (depreciation) on investments
Balance – beginning of period, net of tax	$(6,809)	$(5,713)	$(7,279)	$2,256
Change in period, before reclassification from AOCI (before tax)	(2,240)	(3,324)	(1,935)	(12,898)
Amounts reclassified from AOCI (before tax)	70	279	357	857
Change in period, before tax	(2,170)	(3,045)	(1,578)	(12,041)
Income tax (expense) benefit	29	147	(93)	1,174
Total other comprehensive loss	(2,141)	(2,898)	(1,671)	(10,867)
Noncontrolling interests, net of tax	3	—	3	—
Balance – end of period, net of tax	(8,953)	(8,611)	(8,953)	(8,611)
Current discount rate on liability for future policy benefits
Balance – beginning of period, net of tax	(247)	(427)	(75)	(1,399)
Change in period, before tax	683	479	497	1,546
Income tax expense	(35)	(57)	(21)	(152)
Total other comprehensive income	648	422	476	1,394
Noncontrolling interests, net of tax	(3)	—	(3)	—
Balance – end of period, net of tax	404	(5)	404	(5)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2023	2022	2023	2022
(in millions of U.S. dollars)		As Adjusted		As Adjusted
Accumulated other comprehensive income (loss) (AOCI) - continued
Instrument-specific credit risk on market risk benefits
Balance – beginning of period, net of tax	(16)	(17)	(24)	(57)
Change in period, before and net of tax	(5)	8	3	48
Total other comprehensive income (loss)	(5)	8	3	48
Noncontrolling interests, net of tax	—	—	—	—
Balance – end of period, net of tax	(21)	(9)	(21)	(9)
Cumulative foreign currency translation adjustment
Balance – beginning of period, net of tax	(2,920)	(2,768)	(2,966)	(2,114)
Change in period, before reclassification from AOCI (before tax)	(314)	(942)	(269)	(1,631)
Amounts reclassified from AOCI (before tax)	(3)	—	(10)	—
Change in period, before tax	(317)	(942)	(279)	(1,631)
Income tax benefit	13	7	21	42
Total other comprehensive loss	(304)	(935)	(258)	(1,589)
Noncontrolling interests, net of tax	(76)	—	(76)	—
Balance – end of period, net of tax	(3,148)	(3,703)	(3,148)	(3,703)
Fair value hedging instruments
Balance – beginning of period, net of tax	(53)	—	(66)	—
Change in period, before reclassification from AOCI (before tax)	(17)	(94)	23	(94)
Amounts reclassified from AOCI (before tax)	55	32	32	32
Change in period, before tax	38	(62)	55	(62)
Income tax (expense) benefit	(7)	13	(11)	13
Total other comprehensive income (loss)	31	(49)	44	(49)
Noncontrolling interests, net of tax	—	—	—	—
Balance – end of period, net of tax	(22)	(49)	(22)	(49)
Postretirement benefit liability adjustment
Balance – beginning of period, net of tax	223	259	225	240
Change in period, before tax	(1)	3	(3)	27
Income tax expense	—	(1)	—	(6)
Total other comprehensive income (loss)	(1)	2	(3)	21
Noncontrolling interests, net of tax	—	—	—	—
Balance – end of period, net of tax	222	261	222	261
Accumulated other comprehensive income (loss)	$(11,518)	$(12,116)	$(11,518)	$(12,116)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents reclassifications from accumulated other comprehensive income (loss) to the Consolidated statements of operations:

	Three Months Ended		Nine Months Ended		Consolidated Statement of Operations Location
	September 30		September 30
(in millions of U.S. dollars)	2023	2022	2023	2022
Fixed maturities available for sale	$(70)	$(279)	$(357)	$(857)	Net realized gains (losses)
Income tax benefit	25	39	59	138	Income tax expense
	$(45)	$(240)	$(298)	$(719)	Net income
Cumulative foreign currency translation adjustment
Cross-currency swaps	$3	$—	$10	$—	Interest expense
Income tax expense	(1)	—	(2)	—	Income tax expense
	$2	$—	$8	$—	Net income
Net gains (losses) of fair value hedging instruments
Cross-currency swaps	$(51)	$(32)	$(20)	$(32)	Net realized gains (losses)
Cross-currency swaps	(4)	—	(12)	—	Interest expense
Income tax benefit	12	7	7	7	Income tax expense
	$(43)	$(25)	$(25)	$(25)	Net income
Total amounts reclassified from AOCI	$(86)	$(265)	$(315)	$(744)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

16. Postretirement benefits

The components of net pension and other postretirement benefit costs (benefits) reflected in Net income in the Consolidated statements of operations were as follows:

	Pension Benefit Plans				Other Postretirement Benefit Plans
	2023		2022		2023	2022
Three Months Ended September 30	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
(in millions of U.S. dollars)
Service cost	$—	$2	$—	$1	$—	$—
Non-service cost (benefit):
Interest cost	35	9	21	5	1	—
Expected return on plan assets	(56)	(13)	(70)	(11)	—	—
Amortization of net actuarial loss	—	—	—	—	(1)	—
Amortization of prior service cost	—	—	—	—	(1)	—
Settlements	3	—	—	—	—	—
Total non-service cost (benefit)	(18)	(4)	(49)	(6)	(1)	—
Net periodic benefit cost (benefit)	$(18)	$(2)	$(49)	$(5)	$(1)	$—

	Pension Benefit Plans				Other Postretirement Benefit Plans
	2023		2022		2023	2022
Nine Months Ended September 30	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
(in millions of U.S. dollars)
Service cost:	$—	$6	$—	$3	$—	$—
Non-service cost (benefit):
Interest cost	103	27	64	17	2	1
Expected return on plan assets	(168)	(38)	(212)	(33)	(2)	(1)
Amortization of net actuarial loss	—	—	—	—	(1)	—
Amortization of prior service cost	—	—	—	—	(1)	—
Settlements	3	—	—	—	—	—
Total non-service cost (benefit)	(62)	(11)	(148)	(16)	(2)	—
Net periodic benefit cost (benefit)	$(62)	$(5)	$(148)	$(13)	$(2)	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The line items in which the service cost and non-service cost (benefit) components of net periodic cost (benefit) are included in the Consolidated statements of operations were as follows:

	Pension Benefit Plans		Other Postretirement Benefit Plans
Three Months Ended September 30	2023	2022	2023	2022
(in millions of U.S. dollars)
Service cost:
Losses and loss expenses	$—	$—	$—	$—
Administrative expenses	2	1	—	—
Total service cost	2	1	—	—
Non-service cost (benefit):
Losses and loss expenses	(1)	(5)	—	—
Administrative expenses	(21)	(50)	(1)	—
Total non-service cost (benefit)	(22)	(55)	(1)	—
Net periodic benefit cost (benefit)	$(20)	$(54)	$(1)	$—

	Pension Benefit Plans		Other Postretirement Benefit Plans
Nine Months Ended September 30	2023	2022	2023	2022
(in millions of U.S. dollars)
Service cost:
Losses and loss expenses	$—	$—	$—	$—
Administrative expenses	6	3	—	—
Total service cost	6	3	—	—
Non-service cost (benefit):
Losses and loss expenses	(6)	(15)	—	—
Administrative expenses	(67)	(149)	(2)	—
Total non-service cost (benefit)	(73)	(164)	(2)	—
Net periodic benefit cost (benefit)	$(67)	$(161)	$(2)	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

17. Other income and expense

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2023	2022	2023	2022
Equity in net income (loss) of partially-owned entities	$150	$(111)	$610	$180
Gains (losses) from fair value changes in separate account assets (1)	(19)	(67)	(56)	(116)
Asset management and performance fee revenue	55	—	55	—
Asset management and performance fee expense	(33)	—	(33)	—
Federal excise and capital taxes	(6)	(6)	(17)	(15)
Other	7	(18)	(9)	(40)
Total	$154	$(202)	$550	$9
(1)     Related to gains (losses) from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP.
Equity in net income of partially-owned entities includes our share of net income or loss, both underlying operating income and mark-to-market movement, related to partially-owned investment companies (private equity) where we own more than three percent, and partially-owned insurance companies. This line item includes mark-to-market gains (losses) on private equities of $51 million and $290 million for the three and nine months ended September 30, 2023, respectively, and $(190) million and $(69) million, respectively, for the prior year periods.
Other income and expense includes net income attributable to our investment in Huatai under the equity method of accounting comprising income of $36 million through June 30, 2023, and $28 million and $83 million for the three and nine months ended September 30, 2022, respectively. Effective July 1, 2023, we discontinued the equity method of accounting and include the results of operations of Huatai in our consolidated results.
Also included in Other income and expense are gains (losses) from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP. The offsetting movement in the separate account liabilities is included in Policy benefits in the Consolidated statements of operations.
Asset management and performance fee revenue and expense primarily relate to the management of third-party assets by Huatai's asset management business, which is unrelated to Huatai Group's core insurance operations. These revenues and expenses are recognized in the period in which the services are performed.
Certain federal excise and capital taxes incurred as a result of capital management initiatives are included in Other income and expense as these are considered capital transactions and are excluded from underwriting results. Bad debt expense for uncollectible premiums is also included in Other income and expense.

18. Segment information

Chubb operates through six business segments: North America Commercial P&C Insurance, North America Personal P&C Insurance, North America Agricultural Insurance, Overseas General Insurance, Global Reinsurance, and Life Insurance. These segments distribute their products through various forms of brokers, agencies, and direct marketing programs. All business segments have established relationships with reinsurance intermediaries. Commencing in the third quarter of 2023, the results of Huatai Group's life and asset management business are included in the Life Insurance segment, and the results of Huatai Group's P&C business are included in the Overseas General Insurance segment. Results for Huatai Group’s non-insurance operations, comprising real estate and holding company activity, are included in Corporate. Commencing in the third quarter of 2022, the results of Cigna's business in Asia are included in our Life Insurance segment and, to a lesser extent, Overseas General Insurance segment according to the nature of the business written.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Revenue and expenses managed at the corporate level, including Net realized gains (losses), Market risk benefits gains (losses), Interest expense, Cigna integration expenses, Income tax, and Net income (loss) attributable to noncontrolling interests are reported within Corporate. Cigna integration expenses are one-time costs that are directly attributable to third-party consulting fees, employee-related retention costs, and other professional and legal fees primarily related to the acquisition of Cigna's business in Asia. These items are not allocated to the segment level as they are one-time in nature and are not related to the ongoing business activities of the segment. The Chief Executive Officer does not manage segment results or allocate resources to segments when considering these costs, and therefore are excluded from our definition of Segment income (loss).

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
The following tables present the Statement of Operations by segment:

For the Three Months Ended September 30, 2023 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Segment Measure Reclass	Chubb Consolidated
Net premiums written	$5,132	$1,527	$1,521	$3,211	$261	$1,452	$—	$—	$13,104
Net premiums earned	4,735	1,407	1,540	3,311	239	1,442	—	—	12,674
Losses and loss expenses	3,025	900	1,356	1,635	116	20	61	(7)	7,106
Policy benefits	—	—	—	91	—	866	—	(19)	938
Policy acquisition costs	640	287	76	827	69	279	—	—	2,178
Administrative expenses	323	84	3	327	9	216	98	—	1,060
Underwriting income (loss)	747	136	105	431	45	61	(159)	26	1,392
Net investment income	780	94	12	248	47	211	14	(92)	1,314
Other (income) expense	6	2	—	(10)	—	(28)	(51)	(73)	(154)
Amortization expense of purchased intangibles	—	3	6	19	—	12	44	—	84
Segment income (loss)	$1,521	$225	$111	$670	$92	$288	$(138)	$7	$2,776
Net realized gains (losses)							(96)	(7)	(103)
Market risk benefits gains (losses)							(32)	—	(32)
Interest expense							174	—	174
Cigna integration expenses							14	—	14
Income tax expense							413	—	413
Net income (loss)							(867)	—	2,040
Net loss attributable to noncontrolling interests							(3)	—	(3)
Net income (loss) attributable to Chubb							$(864)	$—	$2,043

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

For the Three Months Ended September 30, 2022 (As Adjusted) (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Segment Measure Reclass	Chubb Consolidated

Net premiums written	$4,722	$1,392	$1,723	$2,645	$265	$1,265	$—	$—	$12,012
Net premiums earned	4,283	1,334	1,673	2,741	255	1,244	—	—	11,530
Losses and loss expenses	3,036	857	1,444	1,333	311	27	74	(19)	7,063
Policy benefits	—	—	—	108	—	666	—	(67)	707
Policy acquisition costs	583	274	68	720	59	266	—	—	1,970
Administrative expenses	272	71	3	264	8	174	91	—	883
Underwriting income (loss)	392	132	158	316	(123)	111	(165)	86	907
Net investment income	589	76	9	151	71	147	5	(69)	979
Other (income) expense	6	1	1	(2)	—	4	194	(2)	202
Amortization expense of purchased intangibles	—	2	7	12	—	2	46	—	69
Segment income (loss)	$975	$205	$159	$457	$(52)	$252	$(400)	$19	$1,615
Net realized gains (losses)							(437)	(19)	(456)
Market risk benefits gains (losses)							69	—	69
Interest expense							150	—	150
Cigna integration expenses							23	—	23
Income tax expense							263	—	263
Net income (loss)							$(1,204)	$—	$792

For the Nine Months Ended September 30, 2023 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Segment Measure Reclass	Chubb Consolidated
Net premiums written	$14,575	$4,404	$2,581	$9,359	$831	$4,015	$—	$—	$35,765
Net premiums earned	13,710	4,084	2,334	9,005	720	3,962	—	—	33,815
Losses and loss expenses	8,625	2,634	2,003	4,139	319	87	133	(3)	17,937
Policy benefits	—	—	—	338	—	2,283	—	(56)	2,565
Policy acquisition costs	1,867	836	128	2,286	196	829	—	—	6,142
Administrative expenses	934	247	9	899	27	553	290	—	2,959
Underwriting income (loss)	2,284	367	194	1,343	178	210	(423)	59	4,212
Net investment income	2,204	262	43	636	144	525	28	(276)	3,566
Other (income) expense	18	2	—	(29)	(1)	(69)	(251)	(220)	(550)
Amortization expense of purchased intangibles	—	8	19	52	—	18	129	—	226
Segment income (loss)	$4,470	$619	$218	$1,956	$323	$786	$(273)	$3	$8,102
Net realized gains (losses)							(481)	(3)	(484)
Market risk benefits gains (losses)							(154)	—	(154)
Interest expense							499	—	499
Cigna integration expenses							51	—	51
Income tax expense							1,189	—	1,189
Net income (loss)							$(2,647)	$—	$5,725
Net loss attributable to noncontrolling interests							(3)	—	(3)
Net income (loss) attributable to Chubb							$(2,644)	$—	$5,728

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

For the Nine Months Ended September 30, 2022 (As Adjusted) (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Segment Measure Reclass	Chubb Consolidated

Net premiums written	$13,426	$3,998	$2,523	$8,364	$780	$2,403	$—	$—	$31,494
Net premiums earned	12,645	3,852	2,217	8,065	712	2,325	—	—	29,816
Losses and loss expenses	7,979	2,343	1,830	3,772	565	78	275	(9)	16,833
Policy benefits	—	—	—	282	—	1,275	—	(116)	1,441
Policy acquisition costs	1,701	792	111	2,096	178	537	—	—	5,415
Administrative expenses	814	213	4	811	27	346	264	—	2,479
Underwriting income (loss)	2,151	504	272	1,104	(58)	89	(539)	125	3,648
Net investment income (loss)	1,600	199	23	460	232	359	(4)	(180)	2,689
Other (income) expense	12	3	1	3	1	(38)	73	(64)	(9)
Amortization expense of purchased intangibles	—	7	20	40	—	7	137	—	211
Segment income (loss)	$3,739	$693	$274	$1,521	$173	$479	$(753)	$9	$6,135
Net realized gains (losses)							(927)	(9)	(936)
Market risk benefits gains (losses)							85	—	85
Interest expense							416	—	416
Cigna integration expenses							26	—	26
Income tax expense							907	—	907
Net income (loss)							$(2,944)	$—	$3,935

Underwriting assets are reviewed in total by management for purposes of decision-making. Other than Unpaid losses and loss expenses, Future policy benefits, Reinsurance recoverables, DAC, VOBA, Goodwill and Other intangible assets, Chubb does not allocate assets to its segments.

19. Earnings per share

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2023	2022	2023	2022
(in millions of U.S. dollars, except share and per share data)		As Adjusted		As Adjusted
Numerator:
Net income	$2,040	$792	$5,725	$3,935
Net loss attributable to noncontrolling interests	(3)	—	(3)	—
Net income attributable to Chubb	$2,043	$792	$5,728	$3,935
Denominator:
Denominator for basic earnings per share attributable to Chubb:
Weighted-average shares outstanding	409,505,454	416,542,101	412,076,470	421,290,032
Denominator for diluted earnings per share attributable to Chubb:
Share-based compensation plans	3,100,505	3,076,855	3,288,940	3,733,449
Weighted-average shares outstanding and assumed conversions	412,605,959	419,618,956	415,365,410	425,023,481
Basic earnings per share attributable to Chubb	$4.99	$1.90	$13.90	$9.34
Diluted earnings per share attributable to Chubb	$4.95	$1.89	$13.79	$9.26
Potential anti-dilutive share conversions	2,562,206	1,693,502	2,330,821	1,377,784

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of our results of operations, financial condition, and liquidity and capital resources as of and for the three and nine months ended September 30, 2023.

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

Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Any written or oral statements made by us or on our behalf may include forward-looking statements that reflect our current views with respect to future events and financial performance. The words “believe,” “anticipate,” “estimate,” “project,” “should,” “plan,” “expect,” “intend,” “hope,” “feel,” “foresee,” “will likely result,” “will continue,” and variations thereof and similar expressions, identify forward-looking statements. These forward-looking statements are subject to certain risks, uncertainties, and other factors that could, should potential events occur, cause actual results to differ materially from such statements. These risks, uncertainties, and other factors, which are described in more detail elsewhere herein and in other documents we file with the U.S. Securities and Exchange Commission (SEC), include but are not limited to:
•actual amount of new and renewal business, premium rates, underwriting margins, market acceptance of our products, and risks associated with the introduction of new products and services and entering new markets; the competitive environment in which we operate, including trends in pricing or in policy terms and conditions, which may differ from our projections, and changes in market conditions that could render our business strategies ineffective or obsolete;
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

Overview
Chubb Limited is the Swiss-incorporated holding company of the Chubb Group of Companies. Chubb Limited, which is headquartered in Zurich, Switzerland, and its direct and indirect subsidiaries (collectively, the Chubb Group of Companies, Chubb, we, us, or our) are a global insurance and reinsurance organization, serving the needs of a diverse group of clients worldwide. At September 30, 2023, we had total assets of $223 billion and total Chubb shareholders’ equity, which excludes noncontrolling interests, of $52.4 billion. Chubb was incorporated in 1985 at which time it opened its first business office in Bermuda and continues to maintain operations in Bermuda. We operate through six business segments: North America Commercial P&C Insurance, North America Personal P&C Insurance, North America Agricultural Insurance, Overseas General Insurance, Global Reinsurance, and Life Insurance. For more information on our segments refer to “Segment Information” under Item 1 in our 2022 Form 10-K.

On July 1, 2023, we completed the acquisition of a controlling majority interest of Huatai Group. For the three and nine months ended September 30, 2023, the results of operations of Huatai Group is reported at 100 percent in our consolidated results starting from the acquisition date, with amounts attributable to shareholders other than Chubb are reflected under Noncontrolling interests. Huatai Group's life and asset management businesses are included in the Life Insurance segment, and Huatai Group's P&C business is included in the Overseas General Insurance segment. Results for Huatai Group's non-insurance operations, comprising real estate and holding company activity, are included in Corporate.

Consolidated Operating Results – Three and Nine Months Ended September 30, 2023 and 2022

	Three Months Ended			Nine Months Ended
	September 30		% Change	September 30		% Change
(in millions of U.S. dollars, except for percentages)	2023	2022	Q-23 vs. Q-22	2023	2022	YTD-23 vs. YTD-22
Net premiums written	$13,104	$12,012	9.1%	$35,765	$31,494	13.6%
Net premiums written - constant dollars (1)			8.4%			14.0%
Net premiums earned	12,674	11,530	9.9%	33,815	29,816	13.4%
Net investment income	1,314	979	34.2%	3,566	2,689	32.6%
Net realized gains (losses)	(103)	(456)	(77.3)%	(484)	(936)	(48.1)%
Market risk benefits gains (losses)	(32)	69	NM	(154)	85	NM
Total revenues	13,853	12,122	14.3%	36,743	31,654	16.1%
Losses and loss expenses	7,106	7,063	0.6%	17,937	16,833	6.6%
Policy benefits	938	707	32.7%	2,565	1,441	78.0%
Policy acquisition costs	2,178	1,970	10.6%	6,142	5,415	13.4%
Administrative expenses	1,060	883	20.0%	2,959	2,479	19.3%
Interest expense	174	150	15.6%	499	416	19.8%
Other (income) expense	(154)	202	NM	(550)	(9)	NM
Amortization of purchased intangibles	84	69	22.0%	226	211	7.1%
Cigna integration expenses	14	23	(38.8)%	51	26	99.4%
Total expenses	11,400	11,067	3.0%	29,829	26,812	11.2%
Income before income tax	2,453	1,055	132.2%	6,914	4,842	42.8%
Income tax expense	413	263	57.2%	1,189	907	31.1%
Net income	$2,040	$792	157.0%	$5,725	$3,935	45.4%
Net loss attributable to noncontrolling interests	(3)	—	NM	(3)	—	NM
Net income attributable to Chubb	$2,043	$792	157.8%	$5,728	$3,935	45.5%
NM - not meaningful
(1)     On a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency exchange rates as the comparable current period.

Financial Highlights for the Three Months Ended September 30, 2023

•On July 1, 2023, Chubb increased its investment in Huatai Group from approximately 64.2 percent to approximately 69.6 percent, discontinued the equity method of accounting and applied consolidation accounting. Business activity for, and the financial position of, Huatai Group is reported at 100 percent on the Consolidated Financial Statements. The relevant amounts attributable to investors other than Chubb are reflected under Noncontrolling interests, Net income (loss) attributable to noncontrolling interests, and Comprehensive income (loss) attributable to noncontrolling interests on the Consolidated Financial Statements. Refer to Note 2 to the Consolidated Financial Statements for additional information.

•Net income attributable to Chubb was $2.0 billion compared with $792 million in the prior year period. Net income in the current quarter was driven by strong underwriting results, including growth in net premiums earned, and record net investment income. There were after-tax mark-to-market gains on public and private equities of $46 million in the current quarter compared to losses of $287 million in the prior year. In addition, there were after-tax realized losses on fixed maturities of $37 million, compared to $393 million in the prior year.

•Consolidated net premiums written were $13.1 billion, up 9.1 percent, or 8.4 percent in constant dollars. P&C net premiums written increased 8.4 percent, or 7.6 percent in constant dollars, with commercial lines and consumer lines up 5.4 percent and 14.9 percent, respectively. Life Insurance segment net premiums written increased 14.9 percent. The consolidation of Huatai Group added 2.9 percentage points, 1.8 percentage points, and 11.9 percentage points to consolidated, P&C, and Life Insurance net premiums written growth, respectively.

•Consolidated net premiums earned were $12.7 billion, up 9.9 percent, or 9.0 percent in constant dollars. The consolidation of Huatai Group added 3.3 percentage points to the growth in net premiums earned.

•Total pre-tax and after-tax catastrophe losses were $670 million (6.0 percentage points of the P&C combined ratio) and $544 million, respectively, compared with $1.2 billion (11.3 percentage points of the P&C combined ratio) and $949 million, respectively, in the prior year period.
•Total pre-tax and after-tax favorable prior period development were $200 million (1.9 percentage points of the P&C combined ratio) and $116 million, respectively. This compares with $222 million (2.2 percentage points of the P&C combined ratio) and $162 million, respectively, in the prior year period.

•The P&C combined ratio was 88.4 percent compared with 93.1 percent in the prior year period. The current year P&C combined ratio decreased primarily due to lower catastrophe losses, partially offset by lower favorable prior period development. The P&C current accident year (CAY) combined ratio excluding catastrophe losses was 84.3 percent compared with 84.0 percent in the prior year period.

•Net investment income was a record $1.3 billion compared with $979 million in the prior year period, primarily reflecting higher reinvestment rates and the consolidation of Huatai Group.

•Operating cash flow was a record $4.7 billion compared with $3.4 billion in the prior year period.

•Chubb shareholders' equity decreased 1.0 percent in the quarter, as net income attributable to Chubb was more than offset by net unrealized losses and total capital returned to shareholders of $1.0 billion. Shareholders' equity also includes a one-time net realized and unrealized gain of $727 million, principally reflecting the discontinuation of the equity method of accounting upon the consolidation of Huatai. Total capital returned to shareholders comprises share repurchases of $606 million, at an average purchase price of $205.44 per share, and dividends of $352 million. We previously announced that our Board of Directors approved a new share repurchase program of up to $5 billion with no expiration date, effective July 1, 2023.
•Effective January 1, 2023, we adopted the Long-Duration Targeted Improvements (LDTI) U.S. GAAP guidance, which principally impacted the Life Insurance segment. Financial data for the prior reporting periods in this report are adjusted, as applicable, and are presented in accordance with the new guidance. The impact to 2022 results was immaterial.

Net Premiums Written	Three Months Ended September 30			% Change	Nine Months Ended September 30			% Change
(in millions of U.S. dollars, except for percentages)	2023	2022	Q-23 vs. Q-22	C$ Q-23 vs. Q-22	2023	2022	YTD-23 vs. YTD-22	C$ YTD-23 vs. YTD-22
Commercial casualty	$2,332	$2,167	7.6%	7.2%	$6,259	$5,777	8.3%	9.1%
Workers' compensation	538	476	13.1%	13.1%	1,693	1,625	4.2%	4.2%
Financial lines	1,333	1,270	4.9%	4.5%	3,733	3,727	0.2%	0.9%
Surety	172	152	13.1%	10.0%	506	477	6.1%	5.0%
Commercial multiple peril (1)	398	341	16.9%	16.9%	1,129	972	16.2%	16.2%
Property and other short-tail lines	2,082	1,756	18.5%	17.8%	6,453	5,503	17.3%	18.3%
Total Commercial P&C lines	6,855	6,162	11.2%	10.7%	19,773	18,081	9.4%	10.0%

Agriculture	1,521	1,723	(11.7)%	(11.7)%	2,581	2,523	2.3%	2.3%

Personal automobile	547	404	35.3%	26.7%	1,434	1,239	15.7%	10.8%
Personal homeowners	1,192	1,023	16.5%	16.6%	3,268	2,910	12.3%	12.8%
Personal other	474	451	5.3%	2.7%	1,466	1,406	4.3%	5.3%
Total Personal lines	2,213	1,878	17.9%	15.5%	6,168	5,555	11.0%	10.4%

Global A&H - P&C	802	719	11.4%	8.9%	2,397	2,152	11.4%	12.4%

Reinsurance lines	261	265	(1.4)%	(1.8)%	831	780	6.5%	6.9%
Total Property and Casualty lines	11,652	10,747	8.4%	7.6%	31,750	29,091	9.1%	9.5%

Life Insurance	1,452	1,265	14.9%	15.2%	4,015	2,403	67.1%	68.4%
Total consolidated	$13,104	$12,012	9.1%	8.4%	$35,765	$31,494	13.6%	14.0%
(1)Commercial multiple peril represents retail package business (property and general liability).

The increase in consolidated net premiums written for the three and nine months ended September 30, 2023, reflects growth across most product lines driven by strong premium retention, including rate and exposure increases, and strong new business. The consolidation of Huatai Group contributed $365 million, or 2.9 percentage points and 1.1 percentage points, for the three and nine months ended September 30, 2023, respectively.

•Commercial casualty grew in all regions globally, principally in North America and Europe, driven by strong premium retention, including both rate and exposure increases, and strong new business.
•Workers' compensation growth reflects increased audit exposure in North America.
•Commercial multiple peril increased due to strong premium retention, including both rate and exposure increases, and strong new business in North America.
•Property and other short-tail lines grew globally due to strong premium retention, including both rate and exposure increases, and strong new business.
•Agriculture decreased in the quarter mainly due to the timing of premium recognition this year versus last year, and a modest increase in the premium the company shared with the Federal Government. Growth for the year reflects the above factors and the prior year return of premium to the U.S. government of $161 million.
•Personal lines grew principally in North America and Europe, with growth strongest in homeowners.
•Global A&H – P&C increased primarily due to the acquisition of Cigna's business in Asia; and higher new business and increased consumer activity, including higher travel volume, in Europe, Latin America, and Japan.
•Reinsurance lines decreased in the quarter, as continued growth in the portfolio, primarily in property lines, was more than offset by the impact of catastrophe reinstatement premiums recognized in the prior year. Growth for the year reflects continued growth in the portfolio, primarily in property lines, partially offset by the impact of catastrophe reinstatement premiums recognized in the prior year.
•Life increased primarily due to the consolidation of Huatai Group in the third quarter of 2023, which contributed $149 million or 11.9 percentage points. Growth for the year is primarily due to the acquisition of Cigna's business in Asia, and growth in Latin America and Asia.

For additional information on net premiums written, refer to the segment results discussions.

Net Premiums Earned
Net premiums earned for short-duration contracts, typically P&C contracts, generally reflect the portion of net premiums written that was recorded as revenues for the period as the exposure periods expire. Net premiums earned for long-duration contracts, typically traditional life contracts, generally are recognized as earned when due from policyholders. For the three months ended September 30, 2023, net premiums earned increased $1.1 billion, up 9.9 percent, or 9.0 percent in constant dollars. P&C net premiums earned increased 9.2 percent, or 8.1 percent in constant dollars, comprising growth in commercial and consumer lines of 6.9 percent and 11.9 percent, respectively. For the nine months ended September 30, 2023, net premiums earned increased $4.0 billion, up 13.4 percent, or 13.7 percent in constant dollars. P&C net premiums earned increased 8.6 percent, or 8.8 percent in constant dollars, comprising growth in commercial and consumer lines of 8.7 percent and 9.3 percent, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2023	2022	2023	2022
Catastrophe losses	$670	$1,158	$1,528	$1,782
Favorable prior period development	$200	$222	$596	$709

Catastrophe losses through September 30, 2023 and 2022, were primarily from the following events:
•2023: Severe weather-related events in the U.S. and internationally, Hawaii wildfires, and New Zealand storms.
•2022: Hurricane Ian losses of $975 million, severe weather-related events in the U.S. and internationally, Australia storms, and Colorado wildfires.

Pre-tax net favorable PPD for the three months ended September 30, 2023, was $200 million, including adverse development of $116 million in long-tail lines, with $50 million related to legacy environmental exposures. Net favorable development of $316 million in short-tail lines is primarily in property lines.

Pre-tax net favorable PPD for the nine months ended September 30, 2023, was $596 million, including adverse development of $50 million related to legacy environmental exposures and $49 million for molestation claims. Excluding the adverse development, we had net favorable development of $695 million with 5 percent in long-tail lines, principally from accident years 2013 through 2019, and 95 percent in short-tail lines, primarily in property, A&H, and surety lines.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2023	2022	2023	2022
Loss and loss expense ratio
CAY loss ratio excluding catastrophe losses	60.1%	60.6%	58.0%	58.4%
Catastrophe losses	5.9%	11.4%	5.0%	6.6%
Prior period development	(2.0)%	(2.4)%	(2.1)%	(3.0)%
Loss and loss expense ratio	64.0%	69.6%	60.9%	62.0%
Policy acquisition cost ratio	16.9%	16.6%	17.8%	17.7%
Administrative expense ratio	7.5%	6.9%	8.1%	7.8%
P&C Combined ratio	88.4%	93.1%	86.8%	87.5%

The loss and loss expense ratio decreased for the three and nine months ended September 30, 2023, reflecting lower catastrophe losses, partially offset by lower favorable prior period development. The CAY loss ratio excluding catastrophe losses decreased for the three and nine months ended September 30, 2023, primarily from a higher percentage of net premiums earned from lines with a lower loss ratio.

The policy acquisition cost ratio increased for the three months ended September 30, 2023, primarily due to changes in mix of business away from products that have a lower acquisition cost ratio.

The administrative expense ratio increased for the three and nine months ended September 30, 2023, primarily due to higher pension expenses and higher employee-related expenses, partially offset by the favorable impact of higher net premiums earned. The increase in pension expense reflects the adverse impact of market conditions in 2022 and will continue through 2023.

Policy benefits
Policy benefits represent losses on contracts classified as long-duration and generally include accident and supplemental health products, term and whole life products, endowment products, and annuities. Policy benefits for the three and nine months ended September 30, 2023, include the results of Huatai Group from July 1, 2023. In addition, Policy benefits for the three and nine months ended September 30, 2023, include the results of Cigna's business acquired during the third quarter of 2022. Refer to the Life Insurance segment operating results section for further discussion.

For the three months ended September 30, 2023 and 2022, Policy benefits were $938 million and $707 million, respectively, which include (gains) losses from fair value changes in separate account liabilities that do not qualify for separate account reporting under GAAP of $(19) million and $(67) million, respectively. The offsetting movements of these liabilities are recorded in Other (income) expense on the Consolidated statements of operations. Excluding the separate account gains and losses, Policy benefits were $957 million and $774 million for the three months ended September 30, 2023 and 2022, respectively.

For the nine months ended September 30, 2023 and 2022, Policy benefits were $2,565 million and $1,441 million, respectively, which include (gains) losses from fair value changes in separate account liabilities that do not qualify for separate account reporting under GAAP of $(56) million and $(116) million, respectively. The offsetting movements of these liabilities are recorded in Other (income) expense on the Consolidated statements of operations. Excluding the separate account gains and losses, Policy benefits were $2,621 million and $1,557 million for the nine months ended September 30, 2023 and 2022, respectively.

Refer to the respective sections that follow for a discussion of Net investment income, Other (income) expense, Net realized gains (losses), Amortization of purchased intangibles, and Income tax expense.

Segment Operating Results – Three and Nine Months Ended September 30, 2023 and 2022
We operate through six business segments: North America Commercial P&C Insurance, North America Personal P&C Insurance, North America Agricultural Insurance, Overseas General Insurance, Global Reinsurance, and Life Insurance. For more information on our segments refer to “Segment Information” under Item 1 in our 2022 Form 10-K.

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

	Three Months Ended				Nine Months Ended
	September 30		% Change		September 30		% Change
(in millions of U.S. dollars, except for percentages)	2023	2022	Q-23 vs. Q-22		2023	2022	YTD-23 vs. YTD-22
Net premiums written	$5,132	$4,722	8.7%		$14,575	$13,426	8.6%
Net premiums earned	4,735	4,283	10.6%		13,710	12,645	8.4%
Losses and loss expenses	3,025	3,036	(0.4)%		8,625	7,979	8.1%
Policy acquisition costs	640	583	9.9%		1,867	1,701	9.8%
Administrative expenses	323	272	19.3%		934	814	14.9%
Underwriting income	747	392	90.7%		2,284	2,151	6.2%
Net investment income	780	589	32.5%		2,204	1,600	37.7%
Other (income) expense	6	6	—		18	12	48.3%
Segment income	$1,521	$975	56.0%		$4,470	$3,739	19.6%
Loss and loss expense ratio:
CAY loss ratio excluding catastrophe losses	61.1%	61.5%	(0.4)	pts	60.8%	61.5%	(0.7)	pts
Catastrophe losses	5.2%	14.0%	(8.8)	pts	4.7%	6.3%	(1.6)	pts
Prior period development	(2.4)%	(4.6)%	2.2	pts	(2.6)%	(4.7)%	2.1	pts
Loss and loss expense ratio	63.9%	70.9%	(7.0)	pts	62.9%	63.1%	(0.2)	pts
Policy acquisition cost ratio	13.5%	13.6%	(0.1)	pts	13.6%	13.5%	0.1	pts
Administrative expense ratio	6.8%	6.4%	0.4	pts	6.8%	6.4%	0.4	pts
Combined ratio	84.2%	90.9%	(6.7)	pts	83.3%	83.0%	0.3	pts

Catastrophe Losses and Prior Period Development	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2023	2022	2023	2022
Catastrophe losses	$246	$598	$639	$803
Favorable prior period development	$84	$166	$302	$561
Catastrophe losses through September 30, 2023 and 2022, were primarily from the following events:
•2023: U.S. flooding, hail, tornadoes, wind events, winter storm losses, and Hawaii wildfires.
•2022: Hurricane Ian losses, severe weather-related events and winter storm losses in the U.S.

Refer to Note 8 in the Consolidated Financial Statements for detail on prior period development.

Premiums
Net premiums written increased $410 million, or 8.7 percent, and $1,149 million, or 8.6 percent for the three and nine months ended September 30, 2023, respectively, reflecting strong premium retention, including both rate and exposure increases, strong new business, as well as an increase in workers' compensation audit exposure in the current year. The increase in premiums was across most lines of business, most notably in property, but also in casualty and commercial multiple peril.

Net premiums earned increased $452 million, or 10.6 percent, and $1,065 million, or 8.4 percent for the three and nine months ended September 30, 2023, respectively, reflecting the growth in net premiums written described above.

Combined Ratio
The CAY loss ratio excluding catastrophe losses decreased for the three and nine months ended September 30, 2023, primarily from a higher percentage of net premiums earned from lines that have a lower loss ratio. The loss and loss expense ratio decreased for the three and nine months ended September 30, 2023, primarily from lower catastrophe losses and a higher percentage of premiums earned from lines that have a lower loss ratio, partially offset by lower favorable prior period development. Refer to Note 8 in the Consolidated Financial Statements for detail on prior period development.

The administrative expense ratio increased for the three and nine months ended September 30, 2023, primarily from higher pension expenses and higher employee-related expenses, partially offset by the favorable impact of higher net premiums earned. The increase in pension expense reflects the adverse impact of market conditions in 2022, and will continue through 2023.

North America Personal P&C Insurance

The North America Personal P&C Insurance segment comprises operations that provide high net worth personal lines products, including homeowners and complementary products such as valuable articles, excess liability, automobile, and recreational marine insurance and services in the U.S. and Canada.

	Three Months Ended				Nine Months Ended
	September 30		% Change		September 30		% Change
(in millions of U.S. dollars, except for percentages)	2023	2022	Q-23 vs. Q-22		2023	2022	YTD-23 vs. YTD-22
Net premiums written	$1,527	$1,392	9.6%		$4,404	$3,998	10.1%
Net premiums earned	1,407	1,334	5.5%		4,084	3,852	6.0%
Losses and loss expenses	900	857	5.1%		2,634	2,343	12.4%
Policy acquisition costs	287	274	4.6%		836	792	5.6%
Administrative expenses	84	71	18.9%		247	213	15.7%
Underwriting income	136	132	2.6%		367	504	(27.3)%
Net investment income	94	76	23.5%		262	199	31.3%
Other (income) expense	2	1	NM		2	3	NM
Amortization of purchased intangibles	3	2	NM		8	7	NM
Segment income	$225	$205	10.5%		$619	$693	(10.6)%
Loss and loss expense ratio:
CAY loss ratio excluding catastrophe losses	52.4%	53.6%	(1.2)	pts	53.4%	53.5%	(0.1)	pts
Catastrophe losses	19.8%	20.6%	(0.8)	pts	14.3%	12.2%	2.1	pts
Prior period development	(8.3)%	(10.0)%	1.7	pts	(3.2)%	(4.9)%	1.7	pts
Loss and loss expense ratio	63.9%	64.2%	(0.3)	pts	64.5%	60.8%	3.7	pts
Policy acquisition cost ratio	20.4%	20.6%	(0.2)	pts	20.5%	20.6%	(0.1)	pts
Administrative expense ratio	6.0%	5.3%	0.7	pts	6.0%	5.5%	0.5	pts
Combined ratio	90.3%	90.1%	0.2	pts	91.0%	86.9%	4.1	pts
NM - Not meaningful

Catastrophe Losses and Prior Period Development	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2023	2022	2023	2022
Catastrophe losses	$280	$274	$586	$469
Favorable prior period development	$119	$133	$135	$187
Catastrophe losses through September 30, 2023 and 2022, were primarily from the following events:
•2023: U.S. flooding, hail, tornadoes, wind events, winter storm losses, and Hawaii wildfires.
•2022: Hurricane Ian losses, severe weather-related events in the U.S. and Colorado wildfires.

Refer to Note 8 in the Consolidated Financial Statements for detail on prior period development.

Premiums
Net premiums written increased $135 million, or 9.6 percent, and $406 million, or 10.1 percent for the three and nine months ended September 30, 2023, respectively, primarily driven by strong new business and strong renewal retention, from both rate and exposure increases, across most lines, but most notably in homeowners.

Net premiums earned increased $73 million, or 5.5 percent, and $232 million, or 6.0 percent for the three and nine months ended September 30, 2023, respectively, reflecting the growth in net premiums written described above.

Combined Ratio
The CAY loss ratio excluding catastrophe losses decreased for the three and nine months ended September 30, 2023, primarily reflecting earned rate and exposure exceeding loss cost trends, as well as lower actual loss experience in homeowners, partially offset by higher auto and excess liability losses. The loss and loss expense ratio decreased for the three months ended September 30, 2023, primarily reflecting the factors mentioned above, as well as a lower impact from catastrophe losses, partially offset by lower favorable prior period development. The loss and loss expense ratio increased for the nine months ended September 30, 2023, primarily reflecting higher catastrophe losses in the current year and lower favorable prior period development.

The administrative expense ratio increased for the three and nine months ended September 30, 2023, primarily from higher pension expenses, partially offset by the favorable impact of higher net premiums earned. The increase in pension expense reflects the adverse impact of market conditions in 2022, and will continue through 2023.

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

	Three Months Ended				Nine Months Ended
	September 30		% Change		September 30		% Change
(in millions of U.S. dollars, except for percentages)	2023	2022	Q-23 vs. Q-22		2023	2022	YTD-23 vs. YTD-22
Net premiums written	$1,521	$1,723	(11.7)%		$2,581	$2,523	2.3%
Net premiums earned	1,540	1,673	(8.0)%		2,334	2,217	5.3%
Losses and loss expenses	1,356	1,444	(6.1)%		2,003	1,830	9.5%
Policy acquisition costs	76	68	11.1%		128	111	15.0%
Administrative expenses	3	3	—		9	4	120.9%
Underwriting income	105	158	(33.4)%		194	272	(28.7)%
Net investment income	12	9	47.3%		43	23	91.7%
Other (income) expense	—	1	NM		—	1	NM
Amortization of purchased intangibles	6	7	(2.4)%		19	20	(2.4)%
Segment income	$111	$159	(30.3)%		$218	$274	(20.5)%
Loss and loss expense ratio:
CAY loss ratio excluding catastrophe losses	87.5%	84.0%	3.5	pts	84.7%	82.2%	2.5	pts
Catastrophe losses	1.2%	1.8%	(0.6)	pts	1.6%	2.3%	(0.7)	pts
Prior period development	(0.6)%	0.5%	(1.1)	pts	(0.5)%	(2.0)%	1.5	pts
Loss and loss expense ratio	88.1%	86.3%	1.8	pts	85.8%	82.5%	3.3	pts
Policy acquisition cost ratio	4.9%	4.1%	0.8	pts	5.5%	5.1%	0.4	pts
Administrative expense ratio	0.2%	0.2%	—	pts	0.4%	0.2%	0.2	pts
Combined ratio	93.2%	90.6%	2.6	pts	91.7%	87.8%	3.9	pts
NM - Not meaningful

Catastrophe Losses and Prior Period Development	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2023	2022	2023	2022
Catastrophe losses	$18	$31	$37	$52
Favorable (unfavorable) prior period development	$9	$(9)	$12	$17

Catastrophe losses through September 30, 2023 and 2022, were primarily from the following events:
•2023: U.S. flooding, hail, tornadoes, and wind events.
•2022: Hurricane Ian losses, severe weather-related events in Chubb Agribusiness, and winter storm losses in the U.S.

Refer to Note 8 in the Consolidated Financial Statements for detail on prior period development.

Premiums
Net premiums written decreased $202 million, or 11.7 percent for the three months ended September 30, 2023, mainly due to the timing of premium recognition this year versus last year, and a modest increase in the premium the company shared with the Federal Government. Net premiums written increased $58 million, or 2.3 percent for the nine months ended September 30, 2023, reflecting the return of premium to the U.S. government of $161 million in the first quarter of 2022 as part of a profit-sharing agreement and strong new business in Chubb Agribusiness, partially offset by higher cessions to the U.S. government in the current year. Under the profit-sharing agreement, we returned additional premiums to the government because of the lower losses experienced in certain states in 2021.

Net premiums earned decreased $133 million, or 8.0 percent for the three months ended September 30, 2023, and increased $117 million, or 5.3 percent for the nine months ended September 30, 2023, reflecting the factors described above.

Combined Ratio
The CAY loss ratio excluding catastrophe losses increased for the three and nine months ended September 30, 2023, which contemplates a lower underwriting gain for the current crop year, partially offset by the year-over-year impact of crop commodity price hedge activity, which had a favorable impact of 0.7 percentage points and 0.2 percentage points, respectively. Estimated development for the current crop year was recognized this quarter compared to the fourth quarter in the prior year. The loss and loss expense ratio increased for the three and nine months ended September 30, 2023, reflecting the factors mentioned above. The increase for the three months ended September 30, 2023, was partially offset by favorable prior period development, compared with unfavorable prior period development in the prior year, and lower catastrophe losses. The increase in loss and loss expense ratio for the nine months ended September 30, 2023, also reflects the prior year impact of the return of premium to the U.S. government mentioned above, which had a corresponding reduction in incurred losses, and lower favorable prior period development, partially offset by lower catastrophe losses.

The policy acquisition cost ratio increased for the three and nine months ended September 30, 2023, reflecting changes in mix of business away from products that have a lower acquisition cost ratio.

Overseas General Insurance

Overseas General Insurance segment comprises Chubb International and Chubb Global Markets (CGM). Chubb International comprises our international commercial P&C traditional and specialty lines serving large corporations, middle market and small customers; A&H and traditional and specialty personal lines business serving local territories outside the U.S., Bermuda, and Canada. CGM, our London-based international commercial P&C excess and surplus lines business, includes Lloyd's of London (Lloyd's) Syndicate 2488. Chubb provides funds at Lloyd's to support underwriting by Syndicate 2488 which is managed by Chubb Underwriting Agencies Limited. Effective July 1, 2023, the Overseas General Insurance segment includes 100 percent of the results of Huatai Group's P&C business as required under consolidation accounting. We previously included our share of Huatai results based on our equity method investment within Other (income) expense.

	Three Months Ended				Nine Months Ended
	September 30		% Change		September 30		% Change
(in millions of U.S. dollars, except for percentages)	2023	2022	Q-23 vs. Q-22		2023	2022	YTD-23 vs. YTD-22
Net premiums written	$3,211	$2,645	21.4%		$9,359	$8,364	11.9%
Net premiums written - constant dollars			17.3%				12.7%
Net premiums earned	3,311	2,741	20.8%		9,005	8,065	11.7%
Loss and loss expenses	1,635	1,333	22.7%		4,139	3,772	9.7%
Policy benefits	91	108	(15.7)%		338	282	19.9%
Policy acquisition costs	827	720	14.8%		2,286	2,096	9.1%
Administrative expenses	327	264	24.3%		899	811	10.9%
Underwriting income	431	316	36.2%		1,343	1,104	21.7%
Net investment income	248	151	63.6%		636	460	38.2%
Other (income) expense	(10)	(2)	NM		(29)	3	NM
Amortization of purchased intangibles	19	12	52.4%		52	40	27.6%
Segment income	$670	$457	46.7%		$1,956	$1,521	28.6%
Loss and loss expense ratio:
CAY loss ratio excluding catastrophe losses	50.0%	49.2%	0.8	pts	49.7%	49.5%	0.2	pts
Catastrophe losses	3.6%	3.6%	—	pts	2.9%	3.7%	(0.8)	pts
Prior period development	(1.5)%	(0.2)%	(1.3)	pts	(2.9)%	(2.9)%	—	pts
Loss and loss expense ratio	52.1%	52.6%	(0.5)	pts	49.7%	50.3%	(0.6)	pts
Policy acquisition cost ratio	25.0%	26.3%	(1.3)	pts	25.4%	26.0%	(0.6)	pts
Administrative expense ratio	9.9%	9.6%	0.3	pts	10.0%	10.0%	—	pts
Combined ratio	87.0%	88.5%	(1.5)	pts	85.1%	86.3%	(1.2)	pts
NM - Not meaningful

Catastrophe Losses and Prior Period Development

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2023	2022	2023	2022
Catastrophe losses	$120	$98	$259	$298
Favorable prior period development	$49	$5	$253	$238

Catastrophe losses through September 30, 2023 and 2022, were primarily from the following events:
•2023: Storms in New Zealand and international weather-related events.
•2022: Hurricane Ian losses, International weather-related events, and storms in Australia.

Refer to Note 8 to the Consolidated Financial Statements for detail on prior period development.

Net Premiums Written by Region	Three months ended September 30
(in millions of U.S. dollars, except for percentages)	2023	2023 % of Total	2022	2022 % of Total	C$ 2022	Q-23 vs. Q-22	C$ Q-23 vs. Q-22
Region
Europe, Middle East, and Africa	$1,264	39%	$1,133	43%	$1,176	11.5%	7.5%
Latin America	695	22%	565	21%	628	23.0%	10.7%
Asia Pacific (1)	1,099	34%	816	31%	809	34.5%	35.9%
Japan	102	3%	101	4%	96	0.9%	5.5%
Other (2)	51	2%	30	1%	29	77.7%	76.6%
Net premiums written	$3,211	100%	$2,645	100%	$2,738	21.4%	17.3%

	Nine months ended September 30
(in millions of U.S. dollars, except for percentages)	2023	2023 % of Total	2022	2022 % of Total	C$ 2022	Y-23 vs. Y-22	C$ Y-23 vs. Y-22
Region
Europe, Middle East, and Africa	$4,292	46%	$3,990	48%	$3,921	7.6%	9.4%
Latin America	1,969	21%	1,719	21%	1,827	14.5%	7.8%
Asia Pacific (1)	2,644	28%	2,192	26%	2,127	20.6%	24.3%
Japan	349	4%	359	4%	328	(2.8)%	6.2%
Other (2)	105	1%	104	1%	101	1.8%	3.8%
Net premiums written	$9,359	100%	$8,364	100%	$8,304	11.9%	12.7%
(1)    2023 includes the consolidated results of Huatai P&C effective July 1,2023.
(2)    Includes the international supplemental A&H business of Combined Insurance and other international operations.

Premiums
Overall, net premiums written increased $566 million and $995 million, or $473 million and $1,055 million on a constant dollar basis, for the three and nine months ended September 30, 2023, respectively, reflecting growth in both commercial and consumer lines. For the three and nine months ended September 30, 2023, commercial lines grew 17.0 percent and 10.5 percent, or 14.6 percent and 12.4 percent on a constant-dollar basis, respectively, and consumer lines grew 28.4 percent and 14.1 percent, or 21.4 percent and 13.2 percent on a constant-dollar basis, respectively.

Our European division increased for the three and nine months ended September 30, 2023, supported by both our wholesale and retail divisions. The growth in commercial lines was primarily driven by higher new business, and positive rate increases, including commercial property and casualty lines. Consumer lines increased primarily due to increased travel volume in A&H.

Latin America increased for the three and nine months ended September 30, 2023, driven by growth in commercial lines due to exposure increases, positive rate increases, and new business, primarily property and casualty lines. Growth in consumer was driven by an increase in personal lines.

Asia Pacific increased for the three and nine months ended September 30, 2023, reflecting the consolidation of Huatai Group's P&C business effective July 1, 2023, higher new business, higher retention and positive rate increases in commercial lines, primarily property and casualty lines. Growth in consumer lines is attributable to the acquisition of Cigna's business in Asia, as well as increased travel in A&H.

Japan increased for the three and nine months ended September 30, 2023, on a constant-dollar basis, primarily from higher new business in A&H.

Net premiums earned increased $570 million and $940 million, or $460 million and $956 million on a constant-dollar basis, for the three and nine months ended September 30, 2023, respectively, reflecting the increase in net premiums written described above.

Combined Ratio
The loss and loss expense ratio decreased for the three months ended September 30, 2023, due to higher favorable prior period development. The loss and loss expense ratio decreased for the nine months ended September 30, 2023, due to lower catastrophe losses. The CAY loss ratio excluding catastrophe losses increased for the three and nine months ended September 30, 2023, primarily due to higher losses in personal lines.

The policy acquisition cost ratio decreased for the three and nine months ended September 30, 2023, primarily due to a change in the mix of business, including higher premiums earned from commercial lines that have a lower acquisition cost ratio than consumer lines.

The administrative expense ratio increased for the three months ended September 30, 2023, reflecting the impact from the consolidation of Huatai Group's P&C business effective July 1, 2023.

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

	Three Months Ended				Nine Months Ended
	September 30		% Change		September 30		% Change
(in millions of U.S. dollars, except for percentages)	2023	2022	Q-23 vs. Q-22		2023	2022	YTD-23 vs. YTD-22
Net premiums written	$261	$265	(1.4)%		$831	$780	6.5%
Net premiums written - constant dollars			(1.8)%				6.9%
Net premiums earned	239	255	(6.5)%		720	712	1.0%
Losses and loss expenses	116	311	(62.9)%		319	565	(43.6)%
Policy acquisition costs	69	59	18.6%		196	178	10.2%
Administrative expenses	9	8	4.2%		27	27	—
Underwriting income	45	(123)	NM		178	(58)	NM
Net investment income	47	71	(34.4)%		144	232	(37.9)%
Other (income) expense	—	—	—		(1)	1	NM
Segment income (loss)	$92	$(52)	NM		$323	$173	86.7%
Loss and loss expense ratio:
CAY loss ratio excluding catastrophe losses	45.9%	49.6%	(3.7)	pts	47.2%	49.8%	(2.6)	pts
Catastrophe losses	2.6%	72.6%	(70.0)	pts	1.0%	26.1%	(25.1)	pts
Prior period development	(0.1)%	(0.1)%	—	pts	(3.9)%	3.5%	(7.4)	pts
Loss and loss expense ratio	48.4%	122.1%	(73.7)	pts	44.3%	79.4%	(35.1)	pts
Policy acquisition cost ratio	29.1%	22.9%	6.2	pts	27.2%	25.0%	2.2	pts
Administrative expense ratio	3.8%	3.4%	0.4	pts	3.8%	3.8%	—	pts
Combined ratio	81.3%	148.4%	(67.1)	pts	75.3%	108.2%	(32.9)	pts
NM - not meaningful

Catastrophe Losses and Prior Period Development

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S dollars)	2023	2022	2023	2022
Catastrophe losses	$6	$157	$7	$160
Favorable (unfavorable) prior period development	$—	$—	$25	$(22)
Catastrophe losses through September 30, 2023 and 2022, were primarily from the following events:
•2023: Hurricane Idalia.
•2022: Hurricane Ian, and storms in Australia and Canada.
Refer to Note 8 in the Consolidated Financial Statements for detail on prior period development.

Premiums
Net premiums written decreased $4 million for the three months ended September 30, 2023, as continued growth in the portfolio, primarily in property lines, was more than offset by the impact of catastrophe reinstatement premiums recognized in the prior year. Net premiums written increased $51 million for the nine months ended September 30, 2023 reflecting continued growth in the portfolio, primarily in property lines, partially offset by the impact of catastrophe reinstatement premiums recognized in the prior year.

Net premiums earned decreased $16 million and increased $8 million for the three and nine months ended September 30, 2023, respectively, primarily reflecting the changes in net premiums written described above. The change in net premiums earned also reflects the impact of catastrophe reinstatement premiums recognized in the prior year, which are fully earned when written.

Combined Ratio
The loss and loss expense ratio decreased for the three and nine months ended September 30, 2023, mainly from lower catastrophe losses. The decrease in the loss and loss expense ratio for the nine months ended September 30, 2023, also reflects favorable prior period development compared with unfavorable development in the prior year period. The CAY loss ratio excluding catastrophe losses decreased for the three and nine months ended September 30, 2023, primarily from an improvement in market conditions in several lines of business, including property, casualty, and workers' compensation lines.

The policy acquisition cost ratio increased for the three and nine months ended September 30, 2023, primarily due to lower catastrophe reinstatement premiums recognized in the prior year, which have a lower acquisition cost ratio.

The administrative expense ratio increased for the three months ended September 30, 2023, reflecting the impact of lower net premiums earned, as described above.
Life Insurance

The Life Insurance segment comprises our international life operations, which commencing in the third quarter of 2022, includes Cigna's A&H and life business in Korea, Taiwan, New Zealand, Hong Kong, and Indonesia, acquired on July 1, 2022. Effective July 1, 2023, the Life Insurance segment includes 100 percent of the results of Huatai Group's life and asset management business as required under consolidation accounting. We previously included our share of Huatai results based on our equity method investment within Other (income) expense. The Life Insurance segment also includes Chubb Tempest Life Re (Chubb Life Re), and the North American supplemental A&H and life business of Combined Insurance. Results for the three and nine months ended September 30, 2022, respectively, are adjusted to reflect the adoption of LDTI. Refer to Note 1 c).

	Three Months Ended			Nine Months Ended
	September 30		% Change	September 30		% Change
(in millions of U.S. dollars, except for percentages)	2023	2022	Q-23 vs. Q-22	2023	2022	YTD-23 vs. YTD-22
Net premiums written	$1,452	$1,265	14.9%	$4,015	$2,403	67.1%
Net premiums written - constant dollars			15.2%			68.4%
Net premiums earned	1,442	1,244	15.9%	3,962	2,325	70.4%
Losses and loss expenses	20	27	(29.6)%	87	78	11.5%
Policy benefits	866	666	30.2%	2,283	1,275	79.1%
Policy acquisition costs	279	266	5.1%	829	537	54.3%
Administrative expenses	216	174	23.0%	553	346	59.5%
Net investment income	211	147	42.5%	525	359	45.9%
Other (income) expense	(28)	4	NM	(69)	(38)	90.3%
Amortization of purchased intangibles	12	2	NM	18	7	170.6%
Segment income	$288	$252	14.8%	$786	$479	64.6%
NM - not meaningful

Premiums
Net premiums written increased $187 million and $1,612 million, or $191 million and $1,631 million on a constant-dollar basis, for the three and nine months ended September 30, 2023, respectively.

For our international life operations, net premiums written increased 19.7 percent for the three months ended September 30, 2023, primarily due to the consolidation of Huatai Group's life business which contributed $149 million or 14.8 percentage points, and growth in Asia and Latin America. Our international life operations net premiums written increased 101.8 percent for the nine months ended September 30, 2023, primarily due to the acquisition of Cigna's business in Asia, underlying growth in existing business from Latin America bank distribution channels, and Asia agency and partnership channels.

Net premiums written in our North American Combined Insurance business declined 3.9 percent and 5.5 percent, for the three and nine months ended September 30, 2023, respectively, as growth in the supplemental A&H business was more than offset by the non-renewal of a large program.

Deposits
The following table presents deposits collected on universal life and investment contracts:

	Three Months Ended					Nine Months Ended
	September 30			% Change		September 30			% Change
(in millions of U.S. dollars, except for percentages)	2023	2022	C$ 2022	Q-23 vs. Q-22	C$ Q-23 vs. Q-22	2023	2022	C$ 2022	Y-23 vs. Y-22	C$ Y-23 vs. Y-22
Deposits collected on universal life and investment contracts	$388	$449	$433	(13.4)%	(10.2)%	$1,097	$1,433	$1,352	(23.4)%	(18.8)%

Deposits collected on universal life and investment contracts (life deposits) are not reflected as revenues in our Consolidated statements of operations in accordance with GAAP. New life deposits are an important component of production, and although they do not significantly affect current period income from operations, they are key to our efforts to grow our business. Life deposits collected decreased $61 million and $336 million for the three and nine months ended September 30, 2023, respectively, primarily in Taiwan, reflecting challenging market conditions for deposit products due to market volatility and a rapid increase in interest rates. The decrease in collections was partially offset by deposit growth from the consolidation of Huatai Group.

Life Insurance segment income
Life Insurance segment income increased $36 million for the three months ended September 30, 2023 reflecting the growth in premiums described above, higher net investment income and higher income from Huatai. Life Insurance segment income growth of $307 million for the nine months ended September 30, 2023, also reflects the acquisition of Cigna's business in Asia in the third quarter of 2022, and higher net investment income due to a higher invested asset base.

Corporate

Corporate results primarily include the results of our non-insurance companies, income and expenses not attributable to reportable segments and loss and loss expenses of asbestos and environmental (A&E) liabilities and certain other non-A&E run-off exposures, including molestation. Effective July 1, 2023, 100 percent of Huatai Group’s non-insurance operations results, comprising real estate and holding company activity, are included in Corporate. Results for the three and nine months ended September 30, 2022, are adjusted to reflect the adoption of LDTI. Refer to Note 1 c).

	Three Months Ended			Nine Months Ended
	September 30		% Change	September 30		% Change
(in millions of U.S. dollars, except for percentages)	2023	2022	Q-23 vs. Q-22	2023	2022	YTD-23 vs. YTD-22
Losses and loss expenses	$61	$74	(16.0)%	$133	$275	(51.5)%
Administrative expenses	98	91	6.7%	290	264	9.7%
Underwriting loss	159	165	(3.4)%	423	539	(21.5)%
Net investment income (loss)	14	5	NM	28	(4)	NM
Other (income) expense	(51)	194	NM	(251)	73	NM
Amortization of purchased intangibles	44	46	(1.7)%	129	137	(4.9)%
Net realized gains (losses)	(96)	(437)	(78.0)%	(481)	(927)	(48.0)%
Market risk benefits gains (losses)	(32)	69	NM	(154)	85	NM
Interest expense	174	150	15.6%	499	416	19.8%
Cigna integration expenses	14	23	(38.8)%	51	26	99.4%
Income tax expense	413	263	57.2%	1,189	907	31.1%
Net loss	(867)	(1,204)	(27.8)%	(2,647)	(2,944)	(10.0)%
Net loss attributable to noncontrolling interests	(3)	—	NM	(3)	—	NM
Net loss attributable to Chubb	$(864)	$(1,204)	(28.0)%	$(2,644)	$(2,944)	(10.1)%
NM - not meaningful

Losses and loss expenses primarily includes unfavorable prior period development for molestation claims and legacy environmental claims.

Administrative expenses increased $7 million and $26 million for the three and nine months ended September 30, 2023, respectively, primarily due to increased spending to support digital growth initiatives.

Cigna integration expenses of $14 million and $51 million for the three and nine months ended September 30, 2023, respectively, principally comprised legal and professional fees and all other costs directly related to the integration activities of the Cigna acquisition. These expenses are one-time in nature and are not related to the on-going business activities of the segments. The Chief Executive Officer does not manage segment results or allocate resources to segments when considering these costs and they are therefore excluded from our definition of segment income.

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

The following tables present our net realized and unrealized gains (losses):

	Three Months Ended September 30
			2023			2022
				(As Adjusted)
(in millions of U.S. dollars)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact
Fixed maturities	$(70)	$(2,181)	$(2,251)	$(279)	$(3,045)	$(3,324)
Fixed income and investment derivatives	9	—	9	(198)	—	(198)
Public equity
Sales	(45)	—	(45)	(12)	—	(12)
Mark-to-market	(55)	—	(55)	(68)	—	(68)
Private equity (less than 3 percent ownership)
Mark-to-market	40	—	40	(42)	—	(42)
Total investment portfolio	(121)	(2,181)	(2,302)	(599)	(3,045)	(3,644)
Other derivatives	(7)	—	(7)	(19)	—	(19)
Foreign exchange	(67)	(317)	(384)	202	(942)	(740)
Current discount rate on future policy benefits	—	683	683	—	479	479
Instrument-specific credit risk on market risk benefits	—	(5)	(5)	—	8	8
Other (1)	92	48	140	(40)	(59)	(99)
Net (losses), pre-tax	$(103)	$(1,772)	$(1,875)	$(456)	$(3,559)	$(4,015)
(1)The three months ended September 30, 2023 includes a one-time realized gain of $116 million as a result of the consolidation of Huatai Group.

	Nine Months Ended September 30
			2023			2022
				(As Adjusted)
(in millions of U.S. dollars)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact
Fixed maturities	$(357)	$(1,589)	$(1,946)	$(857)	$(12,041)	$(12,898)
Fixed income and investment derivatives	(92)	—	(92)	(232)	—	(232)
Public equity
Sales	(48)	—	(48)	406	—	406
Mark-to-market	(13)	—	(13)	(693)	—	(693)
Private equity (less than 3 percent ownership)
Mark-to-market	75	—	75	17	—	17
Total investment portfolio	(435)	(1,589)	(2,024)	(1,359)	(12,041)	(13,400)
Other derivatives	(6)	—	(6)	(9)	—	(9)
Foreign exchange	(122)	(279)	(401)	546	(1,631)	(1,085)
Current discount rate on future policy benefits	—	497	497	—	1,546	1,546
Instrument-specific credit risk on market risk benefits	—	3	3	—	48	48
Other (1)	79	63	142	(114)	(35)	(149)
Net gains (losses), pre-tax	$(484)	$(1,305)	$(1,789)	$(936)	$(12,113)	$(13,049)
(1)The nine months ended September 30, 2023 Includes a one-time realized gain of $116 million as a result of the consolidation of Huatai Group.

Pre-tax net unrealized losses of $2,181 million and $1,589 million in our investment portfolio for the three and nine months ended September 30, 2023, respectively, were primarily driven by higher interest rates. Refer to Note 3 a) to the Consolidated Financial Statements.

Pre-tax net realized losses of $484 million for the nine months ended September 30, 2023 mainly comprised losses from sales and impairments of fixed maturities and derivative losses, as well as foreign exchange losses.

Effective Income Tax Rate
Our effective tax rate (ETR) reflects a mix of income or losses in jurisdictions with a wide range of tax rates, permanent differences between GAAP and local tax laws, and the impact of discrete items. A change in the geographic mix of earnings could impact our ETR.

For the three and nine months ended September 30, 2023, our ETR was 16.8 percent and 17.2 percent, respectively. This compares to an ETR of 24.9 percent and 18.7 percent for the three and nine months ended September 30, 2022, respectively. The ETR for each period was impacted by our mix of earnings among various jurisdictions, most notably related to realized gains/(losses), the impact of the consolidation of Huatai Group, and an increase in the enacted UK tax rate, offset by discrete tax items.

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
Three Months Ended
September 30, 2023
(in millions of U.S. dollars except for ratios)
Numerator
Losses and loss expenses/policy benefits	A	$3,025	$900	$1,356	$1,726	$116	$61	$7,184
Catastrophe losses and related adjustments
Catastrophe losses, net of related adjustments		(246)	(280)	(18)	(120)	(6)	—	(670)
Reinstatement premiums collected (expensed) on catastrophe losses		—	—	—	—	—	—	—
Catastrophe losses, gross of related adjustments		(246)	(280)	(18)	(120)	(6)	—	(670)
PPD and related adjustments
PPD, net of related adjustments - favorable (unfavorable)		84	119	9	49	—	(61)	200
Net premiums earned adjustments on PPD - unfavorable (favorable)		66	—	—	—	—	—	66
Expense adjustments - unfavorable (favorable)		7	—	—	—	—	—	7
PPD reinstatement premiums - unfavorable (favorable)		—	(1)	—	—	(1)	—	(2)
PPD, gross of related adjustments - favorable (unfavorable)		157	118	9	49	(1)	(61)	271
CAY loss and loss expense ex CATs	B	$2,936	$738	$1,347	$1,655	$109	$—	$6,785
Policy acquisition costs and administrative expenses
Policy acquisition costs and administrative expenses	C	$963	$371	$79	$1,154	$78	$98	$2,743
Expense adjustments - favorable (unfavorable)		(7)	—	—	—	—	—	(7)
CAY Policy acquisition costs and administrative expenses, adjusted	D	$956	$371	$79	$1,154	$78	$98	$2,736
Denominator
Net premiums earned	E	$4,735	$1,407	$1,540	$3,311	$239		$11,232
Net premiums earned adjustments on PPD - unfavorable (favorable)		66	—	—	—	—		66
PPD reinstatement premiums - unfavorable (favorable)		—	(1)	—	—	(1)		(2)
Net premiums earned excluding adjustments	F	$4,801	$1,406	$1,540	$3,311	$238		$11,296
P&C Combined ratio
Loss and loss expense ratio	A/E	63.9%	63.9%	88.1%	52.1%	48.4%		64.0%
Policy acquisition cost and administrative expense ratio	C/E	20.3%	26.4%	5.1%	34.9%	32.9%		24.4%
P&C Combined ratio		84.2%	90.3%	93.2%	87.0%	81.3%		88.4%
CAY P&C Combined ratio ex CATs
Loss and loss expense ratio, adjusted	B/F	61.1%	52.4%	87.5%	50.0%	45.9%		60.1%
Policy acquisition cost and administrative expense ratio, adjusted	D/F	20.0%	26.5%	5.2%	34.8%	32.9%		24.2%
CAY P&C Combined ratio ex CATs		81.1%	78.9%	92.7%	84.8%	78.8%		84.3%
Combined ratio
Combined ratio								88.3%
Add: impact of gains and losses on crop derivatives								0.1%
P&C Combined ratio								88.4%
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
Three Months Ended
September 30, 2022
(in millions of U.S. dollars except for ratios)
Numerator
Losses and loss expenses/policy benefits	A	$3,036	$857	$1,444	$1,441	$311	$74	$7,163
Catastrophe losses and related adjustments
Catastrophe losses, net of related adjustments		(598)	(274)	(31)	(98)	(157)	—	(1,158)
Reinstatement premiums collected (expensed) on catastrophe losses		—	—	—	—	55	—	55
Catastrophe losses, gross of related adjustments		(598)	(274)	(31)	(98)	(212)	—	(1,213)
PPD and related adjustments
PPD, net of related adjustments - favorable (unfavorable)		166	133	(9)	5	—	(73)	222
Net premiums earned adjustments on PPD - unfavorable (favorable)		80	—	—	—	—	—	80
Expense adjustments - unfavorable (favorable)		(1)	—	—	—	—	—	(1)
PPD, gross of related adjustments - favorable (unfavorable)		245	133	(9)	5	—	(73)	301
CAY loss and loss expense ex CATs	B	$2,683	$716	$1,404	$1,348	$99	$1	$6,251
Policy acquisition costs and administrative expenses
Policy acquisition costs and administrative expenses	C	$855	$345	$71	$984	$67	$91	$2,413
Expense adjustments - favorable (unfavorable)		1	—	—	—	—	—	1
CAY Policy acquisition costs and administrative expenses, adjusted	D	$856	$345	$71	$984	$67	$91	$2,414
Denominator
Net premiums earned	E	$4,283	$1,334	$1,673	$2,741	$255		$10,286
Reinstatement premiums (collected) expensed on catastrophe losses		—	—	—	—	(55)		(55)
Net premiums earned adjustments on PPD - unfavorable (favorable)		80	—	—	—	—		80
Net premiums earned excluding adjustments	F	$4,363	$1,334	$1,673	$2,741	$200		$10,311
P&C Combined ratio
Loss and loss expense ratio	A/E	70.9%	64.2%	86.3%	52.6%	122.1%		69.6%
Policy acquisition cost and administrative expense ratio	C/E	20.0%	25.9%	4.3%	35.9%	26.3%		23.5%
P&C Combined ratio		90.9%	90.1%	90.6%	88.5%	148.4%		93.1%
CAY P&C Combined ratio ex CATs
Loss and loss expense ratio, adjusted	B/F	61.5%	53.6%	84.0%	49.2%	49.6%		60.6%
Policy acquisition cost and administrative expense ratio, adjusted	D/F	19.6%	25.9%	4.2%	35.9%	33.4%		23.4%
CAY P&C Combined ratio ex CATs		81.1%	79.5%	88.2%	85.1%	83.0%		84.0%
Combined ratio
Combined ratio								92.9%
Add: impact of gains and losses on crop derivatives								0.2%
P&C Combined ratio								93.1%
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
Nine Months Ended
September 30, 2023
(in millions of U.S. dollars except for ratios)
Numerator
Losses and loss expenses/policy benefits	A	$8,625	$2,634	$2,003	$4,477	$319	$133	$18,191
Catastrophe losses and related adjustments
Catastrophe losses, net of related adjustments		(639)	(586)	(37)	(259)	(7)	—	(1,528)
Reinstatement premiums collected (expensed) on catastrophe losses		—	—	—	—	—	—	—
Catastrophe losses, gross of related adjustments		(639)	(586)	(37)	(259)	(7)	—	(1,528)
PPD and related adjustments
PPD, net of related adjustments - favorable (unfavorable)		302	135	12	253	25	(131)	596
Net premiums earned adjustments on PPD - unfavorable (favorable)		78	—	(2)	—	—	—	76
Expense adjustments - unfavorable (favorable)		14	—	—	—	—	—	14
PPD reinstatement premiums - unfavorable (favorable)		—	(2)	—	—	5	—	3
PPD, gross of related adjustments - favorable (unfavorable)		394	133	10	253	30	(131)	689
CAY loss and loss expense ex CATs	B	$8,380	$2,181	$1,976	$4,471	$342	$2	$17,352
Policy acquisition costs and administrative expenses
Policy acquisition costs and administrative expenses	C	2,801	1,083	137	3,185	223	290	7,719
Expense adjustments - favorable (unfavorable)		(14)	—	—	—	—	—	(14)
CAY Policy acquisition costs and administrative expenses, adjusted	D	$2,787	$1,083	$137	$3,185	$223	$290	$7,705
Denominator
Net premiums earned	E	$13,710	$4,084	$2,334	$9,005	$720		$29,853
Net premiums earned adjustments on PPD - unfavorable (favorable)		78	—	(2)	—	—		76
PPD reinstatement premiums - unfavorable (favorable)		—	(2)	—	—	5		3
Net premiums earned excluding adjustments	F	$13,788	$4,082	$2,332	$9,005	$725		$29,932
P&C Combined ratio
Loss and loss expense ratio	A/E	62.9%	64.5%	85.8%	49.7%	44.3%		60.9%
Policy acquisition cost and administrative expense ratio	C/E	20.4%	26.5%	5.9%	35.4%	31.0%		25.9%
P&C Combined ratio		83.3%	91.0%	91.7%	85.1%	75.3%		86.8%
CAY P&C Combined ratio ex CATs
Loss and loss expense ratio, adjusted	B/F	60.8%	53.4%	84.7%	49.7%	47.2%		58.0%
Policy acquisition cost and administrative expense ratio, adjusted	D/F	20.2%	26.6%	5.9%	35.3%	30.8%		25.7%
CAY P&C Combined ratio ex CATs		81.0%	80.0%	90.6%	85.0%	78.0%		83.7%
Combined ratio
Combined ratio								86.8%
Add: impact of gains and losses on crop derivatives								—
P&C Combined ratio								86.8%
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
Nine Months Ended
September 30, 2022
(in millions of U.S. dollars except for ratios)
Numerator
Losses and loss expenses/policy benefits	A	$7,979	$2,343	$1,830	$4,054	$565	$275	$17,046
Catastrophe losses and related adjustments
Catastrophe losses, net of related adjustments		(803)	(469)	(52)	(298)	(160)	—	(1,782)
Reinstatement premiums collected (expensed) on catastrophe losses		—	—	—	—	55	—	55
Catastrophe losses, gross of related adjustments		(803)	(469)	(52)	(298)	(215)	—	(1,837)
PPD and related adjustments
PPD, net of related adjustments - favorable (unfavorable)		561	187	17	238	(22)	(272)	709
Net premiums earned adjustments on PPD - unfavorable (favorable)		83	—	159	—	—	—	242
Expense adjustments - unfavorable (favorable)		4	—	(1)	—	—	—	3
PPD reinstatement premiums - unfavorable (favorable)		—	—	—	—	(2)	—	(2)
PPD, gross of related adjustments - favorable (unfavorable)		648	187	175	238	(24)	(272)	952
CAY loss and loss expense ex CATs	B	$7,824	$2,061	$1,953	$3,994	$326	$3	$16,161
Policy acquisition costs and administrative expenses
Policy acquisition costs and administrative expenses	C	$2,515	$1,005	$115	$2,907	$205	$264	$7,011
Expense adjustments - favorable (unfavorable)		(4)	—	1	—	—	—	(3)
CAY Policy acquisition costs and administrative expenses, adjusted	D	$2,511	$1,005	$116	$2,907	$205	$264	$7,008
Denominator
Net premiums earned	E	$12,645	$3,852	$2,217	$8,065	$712		$27,491
Reinstatement premiums (collected) expensed on catastrophe losses		—	—	—	—	(55)		(55)
Net premiums earned adjustments on PPD - unfavorable (favorable)		83	—	159	—	—		242
PPD reinstatement premiums - unfavorable (favorable)		—	—	—	—	(2)		(2)
Net premiums earned excluding adjustments	F	$12,728	$3,852	$2,376	$8,065	$655		$27,676
P&C Combined ratio
Loss and loss expense ratio	A/E	63.1%	60.8%	82.5%	50.3%	79.4%		62.0%
Policy acquisition cost and administrative expense ratio	C/E	19.9%	26.1%	5.3%	36.0%	28.8%		25.5%
P&C Combined ratio		83.0%	86.9%	87.8%	86.3%	108.2%		87.5%
CAY P&C Combined ratio ex CATs
Loss and loss expense ratio, adjusted	B/F	61.5%	53.5%	82.2%	49.5%	49.8%		58.4%
Policy acquisition cost and administrative expense ratio, adjusted	D/F	19.7%	26.1%	4.9%	36.1%	31.2%		25.3%
CAY P&C Combined ratio ex CATs		81.2%	79.6%	87.1%	85.6%	81.0%		83.7%
Combined ratio
Combined ratio								87.5%
Add: impact of gains and losses on crop derivatives								—
P&C Combined ratio								87.5%
Note: The ratios above are calculated using whole U.S. dollars. Accordingly, calculations using rounded amounts may differ. Letters A, B, C, D, E, and F included in the table are references for calculating the ratios above.

Amortization of Purchased Intangibles and Other Amortization
Amortization of purchased intangibles
Amortization expense related to purchased intangibles was $84 million and $226 million for the three and nine months ended September 30, 2023, respectively, compared with $69 million and $211 million for the prior year periods, respectively.

At September 30, 2023, the deferred tax liability associated with the Other intangible assets (excluding the fair value adjustment on Unpaid losses and loss expenses) was $1,577 million.

Refer to Note 7 to the Consolidated Financial Statements for the expected pre-tax amortization expense of purchased intangibles, which are presented gross of noncontrolling interests.

The following table presents, as of September 30, 2023, the expected reduction to the deferred tax liability associated with the amortization of Other intangible assets, at current foreign currency exchange rates, for the fourth quarter of 2023 and for the next five years:

For the Years Ending December 31 (in millions of U.S. dollars)	Reduction to deferred tax liability associated with intangible assets
Fourth quarter of 2023	$24
2024	82
2025	73
2026	68
2027	63
2028	60
Total	$370

Amortization of the fair value adjustment on acquired invested assets and assumed long-term debt
The following table presents, as of September 30, 2023, the expected amortization expense of the fair value adjustment on acquired invested assets related to the acquisitions of Huatai Group, Cigna's business in Asia and Chubb Corp, at current foreign currency exchange rates, and the expected amortization benefit from the fair value adjustment on assumed long-term debt related to the Chubb Corp acquisition for the fourth quarter of 2023 and for the next five years:

	Amortization (expense) benefit of the fair value adjustment on
For the Years Ending December 31 (in millions of U.S. dollars)	Total acquired invested assets (1)	Assumed long-term debt (2)
Fourth quarter of 2023	$(8)	$6
2024	(29)	21
2025	(13)	21
2026	2	21
2027	4	21
2028	6	21
Total	$(38)	$111
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

Net Investment Income

	Three Months Ended September 30		Nine Months Ended September 30
(in millions of U.S. dollars)	2023	2022	2023	2022
Fixed maturities (1)	$1,198	$932	$3,355	$2,584
Short-term investments	60	25	147	49
Other interest income	17	14	46	21
Equity securities	53	21	68	93
Private equities	18	24	38	50
Other investments	16	8	54	28
Gross investment income (1)	1,362	1,024	3,708	2,825
Investment expenses	(48)	(45)	(142)	(136)
Net investment income (1)	$1,314	$979	$3,566	$2,689
(1) Includes amortization expense related to fair value adjustment of acquired invested assets	$(9)	$(6)	$(14)	$(36)

Net investment income is influenced by a number of factors including the amounts and timing of inward and outward cash flows, the level of interest rates, and changes in overall asset allocation. Net investment income increased 34.2 percent and 32.6 percent for the three and nine months ended September 30, 2023, respectively, primarily due to higher reinvestment rates on fixed maturities and the consolidation of Huatai group.

For private equities where we own less than three percent, investment income is included within Net investment income in the table above. For private equities where we own more than three percent, investment income is included within Other (income) expense in the Consolidated statements of operations. Excluded from Net investment income is the mark-to-market movement for private equities, which is recorded within either Other (income) expense or Net realized gains (losses) based on our percentage of ownership. The total mark-to-market movement for private equities excluded from Net investment income was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions of U.S. dollars)	2023	2022	2023	2022
Total mark-to-market gain (loss) on private equity, pre-tax	$90	$(232)	$364	$(52)

Investments
Our investment portfolio is invested primarily in publicly traded, investment grade, fixed income securities with an average credit quality of A/A as rated by the independent investment rating services Standard and Poor’s (S&P)/Moody’s Investors Service (Moody’s) at September 30, 2023. The portfolio is externally managed by independent, professional investment managers and is broadly diversified across geographies, sectors, and issuers. Huatai's portfolio is predominantly managed internally by Huatai’s asset management companies. Private equities principally comprises investment funds and limited partnerships. We hold no collateralized debt obligations in our investment portfolio, and we provide no credit default protection. We have long-standing global credit limits for our entire portfolio across the organization. Exposures are aggregated, monitored, and actively managed by our Global Credit Committee, comprising senior executives, including our Chief Financial Officer, our Chief Risk Officer, our Chief Investment Officer, and our Treasurer. We also have well-established, strict contractual investment rules requiring managers to maintain highly diversified exposures to individual issuers and closely monitor investment manager compliance with portfolio guidelines.

The average duration of our fixed income securities was 4.7 years, which excludes Huatai, and 4.5 years at September 30, 2023, and December 31, 2022, respectively. We exclude Huatai in order to make comparison to prior period meaningful. We estimate that a 100 basis point (bps) increase in interest rates would reduce the valuation of our fixed income portfolio by approximately $5 billion at September 30, 2023. The following table shows the fair value and cost/amortized cost, net of valuation allowance, of our invested assets:

	September 30, 2023		December 31, 2022
(in millions of U.S. dollars)	Fair Value	Cost/ Amortized Cost, Net	Fair Value	Cost/ Amortized Cost, Net
Short-term investments	$5,454	$5,455	$4,960	$4,962
Fixed maturities available for sale	99,766	109,197	85,220	93,186
Fixed maturities held to maturity	—	—	8,439	8,848
Fixed income securities	105,220	114,652	98,619	106,996
Equity securities	3,395	3,395	827	827
Private debt held-for-investment	2,389	2,401	—	—
Private equities	13,362	13,362	12,355	12,355
Other investments	5,583	5,583	1,341	1,341
Total investments	$129,949	$139,393	$113,142	$121,519

The fair value of our total investments increased $16.8 billion during the nine months ended September 30, 2023, primarily due to the consolidation of Huatai, which added $12.7 billion, and investing of operating cash flow, partially offset by unrealized losses, share repurchases, and dividend payments.

On July 1, 2023, our ownership interest in Huatai increased to 69.6 percent and Huatai became a consolidated subsidiary of Chubb. Consolidation accounting requires including 100 percent of Huatai’s results of operations and financial position within our Consolidated financial statements. Therefore, at September 30, 2023, total investments included $12.7 billion related to Huatai's investment portfolio, of which $6.5 billion is economically owned by Chubb and $6.2 billion attributable to noncontrolling interests. The noncontrolling interests comprises both the portion that we do not own of Huatai based on our current ownership percentage, as well as the required consolidation of VIEs where we are the primary beneficiary, which is generally if we hold an economic interest of 10 percent or more. These VIEs are related to sponsored investment products, principally mutual funds, that are created and managed by Huatai’s asset management companies. These VIEs totaled $5.4 billion related to investments, of which our economic interest is $1.6 billion, with the remainder related to investors other than Chubb which are reported under Noncontrolling interests. Refer to Note 3 g) in the Consolidated Financial Statements for further detail on VIEs.

The following table presents the investments included in our Consolidated balance sheet relating to Huatai's investment portfolio at September 30, 2023, which are presented gross of noncontrolling interests required by consolidation accounting. Also provided below is the portion of Huatai’s investments that is owned by Chubb based on our ownership interest (shown below as attributable to Chubb) as a gauge to measure Chubb’s net economic investment exposure:

	September 30, 2023
(in millions of U.S. dollars)	Consolidated	Noncontrolling Interests	Attributable to Chubb
Short-term investments	$1,015	$491	$524
Fixed maturities available for sale	2,748	696	2,052
Private debt held-for-investment	2,401	656	1,745
Equity securities	2,286	1,329	957
Private equities	33	15	18
Other investments	4,187	3,031	1,156
Total	$12,670	$6,218	$6,452

Huatai’s investment portfolio comprised investments of predominantly investment grade fixed maturities, private debt, and mutual funds that hold principally fixed income securities. Private debt are investments with stated interest rates and maturity dates with fixed or determinable payments. Mutual funds, for which a Huatai entity holds an economic interest of less than 10 percent, are recorded within equities securities on the Consolidated balance sheets and comprised principally of holdings in fixed maturities. Other investments principally comprised fixed income securities that are managed by Huatai’s asset management companies and are carried at fair value with changes in fair value recorded through the Consolidated statements of operations. The average credit quality of Huatai’s fixed income portfolio is rated A.

The following tables present the fair value of our fixed income securities at September 30, 2023, and December 31, 2022. The first table lists investments according to type and second according to S&P credit rating:

	September 30, 2023		December 31, 2022
(in millions of U.S. dollars, except for percentages)	Fair Value	% of Total	Fair Value	% of Total
U.S. Treasury / Agency	$3,681	3%	$3,996	4%
Corporate and asset-backed securities	40,855	37%	38,535	40%
Mortgage-backed securities	19,605	18%	17,202	17%
Municipal	2,908	3%	6,964	7%
Non-U.S.	36,654	34%	26,962	27%
Short-term investments	5,454	5%	4,960	5%
Total	$109,157	100%	$98,619	100%
AAA	$13,567	12%	$14,779	15%
AA	31,204	29%	31,195	32%
A	26,567	24%	18,366	19%
BBB	19,102	18%	16,802	17%
BB	9,880	9%	8,722	9%
B	8,306	8%	8,347	8%
Other	531	—%	408	—%
Total	$109,157	100%	$98,619	100%

Corporate and asset-backed securities
The following table presents our 10 largest global exposures to corporate bonds by fair value at September 30, 2023:

(in millions of U.S. dollars)	Fair Value
Bank of America Corp	$739
Morgan Stanley	651
JP Morgan Chase & Co	647
Wells Fargo & Co	572
Citigroup Inc	505
Goldman Sachs Group Inc	505
UBS Group AG	391
HSBC Holdings Plc	377
Verizon Communications Inc	360
Comcast Corp	352

Mortgage-backed securities
The following table shows the fair value and amortized cost, net of valuation allowance, of our mortgage-backed securities:

	S&P Credit Rating					Fair Value	Amortized Cost, Net
September 30, 2023 (in millions of U.S. dollars)	AAA	AA	A	BBB	BB and below	Total	Total
Agency residential mortgage-backed securities (RMBS)	$9	$16,587	$—	$—	$—	$16,596	$19,064
Non-agency RMBS	729	53	45	32	7	866	965
Commercial mortgage-backed securities	1,854	162	116	9	2	2,143	2,372
Total mortgage-backed securities	$2,592	$16,802	$161	$41	$9	$19,605	$22,401

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

Our non-U.S. investment grade fixed income portfolios are currency-matched with the insurance liabilities of our non-U.S. operations. The average credit quality of our non-U.S. fixed income securities is A and 38 percent of our holdings are rated AAA or guaranteed by governments or quasi-government agencies. Within the context of these investment portfolios, our government and corporate bond holdings are highly diversified across industries and geographies. Issuer limits are based on credit rating (AA—two percent, A—one percent, BBB—0.5 percent of the total portfolio) and are monitored daily via an internal compliance system. We manage our indirect exposure using the same credit rating based investment approach. Accordingly, we do not believe our indirect exposure is material.
The following table summarizes the fair value and amortized cost, net of valuation allowance, of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. government securities at September 30, 2023:

(in millions of U.S. dollars)	Fair Value	Amortized Cost, Net
Republic of Korea	$1,617	$1,701
People's Republic of China	1,345	1,340
Taiwan	955	923
Canada	883	969
Federative Republic of Brazil	663	669
United Mexican States	592	629
Province of Ontario	534	587
Kingdom of Thailand	525	528
Socialist Republic of Vietnam	482	364
Commonwealth of Australia	439	526
Other Non-U.S. Government Securities	5,408	5,946
Total	$13,443	$14,182

The following table summarizes the fair value and amortized cost, net of valuation allowance, of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. corporate securities at September 30, 2023:

(in millions of U.S. dollars)	Fair Value	Amortized Cost, Net
China	$5,761	$5,802
United Kingdom	2,536	2,764
Canada	1,941	2,079
South Korea	1,422	1,475
United States (1)	1,380	1,482
France	1,378	1,477
Australia	1,035	1,125
Japan	759	819
Germany	575	631
Netherlands	563	613
Other Non-U.S. Corporate Securities	5,861	6,347
Total	$23,211	$24,614
(1)     The countries that are listed in the non-U.S. corporate fixed income portfolio above represent the ultimate parent company's country of risk. Non-U.S. corporate securities could be issued by foreign subsidiaries of U.S. corporations.

The tables above include Huatai invested assets which are required to be reported at 100 percent within our Consolidated balance sheets. However, our economic exposure is limited to our ownership interest.

Below-investment grade corporate fixed income portfolio
Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss from default by the borrower is greater with below-investment grade securities. Below-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than investment grade issuers. At September 30, 2023, our corporate fixed income investment portfolio included below-investment grade and non-rated securities which, in total, comprised approximately 15 percent of our fixed income portfolio. Our below-investment grade and non-rated portfolio includes over 1,720 issuers, with the greatest single exposure being $154 million.

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

The following table presents a roll-forward of our unpaid losses and loss expenses:

(in millions of U.S. dollars)	Gross Losses	Reinsurance Recoverable (1)	Net Losses
Balance at December 31, 2022	$75,747	$17,086	$58,661
Losses and loss expenses incurred	23,189	5,252	17,937
Losses and loss expenses paid	(19,831)	(4,820)	(15,011)
Other (including foreign exchange translation)	600	290	310
Balance at September 30, 2023	$79,705	$17,808	$61,897
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

Asbestos and Environmental (A&E)
During the three months and nine months ended September 30, 2023, we increased environmental net loss reserves for Brandywine managed operations by $50 million. A&E reserves are included in Corporate. Refer to our 2022 Form 10-K for further information on our A&E exposures.

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

Catastrophe Management
We actively monitor and manage our catastrophe risk accumulation around the world from natural perils, including setting risk limits based on probable maximum loss (PML) and purchasing catastrophe reinsurance, to ensure sufficient liquidity and capital to meet the expectations of regulators, rating agencies, and policyholders, and to provide shareholders with an appropriate risk-adjusted return. Chubb uses internal and external data together with sophisticated, analytical catastrophe loss and risk modeling techniques to ensure an appropriate understanding of risk, including diversification and correlation effects, across different product lines and territories. The table below presents our modeled pre-tax estimates of natural catastrophe PML, net of reinsurance, at September 30, 2023, and does not represent our expected catastrophe losses for any one year.

	Modeled Net Probable Maximum Loss (PML) Pre-tax
	Worldwide (1)		U.S. Hurricane (2)		California Earthquake (3)
	Annual Aggregate		Annual Aggregate		Single Occurrence
(in millions of U.S. dollars, except for percentages)	Chubb	% of Total Chubb Shareholders’ Equity	Chubb	% of Total Chubb Shareholders’ Equity	Chubb	% of Total Chubb Shareholders’ Equity
1-in-10	$2,327	4.4%	$1,182	2.3%	$147	0.3%
1-in-100	$5,082	9.7%	$3,238	6.2%	$1,424	2.7%
1-in-250	$8,489	16.2%	$6,237	11.9%	$1,685	3.2%
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

The PML for worldwide and key U.S. peril regions are based on our in-force portfolio at July 1, 2023, and reflect the September 1, 2023, reinsurance program, as well as inuring reinsurance protection coverage. This includes a $500 million excess of loss program for named windstorms and earthquakes within Northeast states, purchased and effective September 1, 2023. Refer to the Global Property Catastrophe Reinsurance section for more information. These estimates assume that reinsurance recoverable is fully collectible.

According to the model, for the 1-in-100 return period scenario, there is a one percent chance that our pre-tax annual aggregate losses incurred in any year from U.S. hurricane events could be in excess of $3,238 million (or 6.2 percent of total Chubb shareholders’ equity at September 30, 2023). Effective December 31, 2022, our worldwide PMLs include losses from floods in Canada and Europe. Additionally, U.S. hurricane PMLs include losses from hurricane related precipitation-induced flooding.

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

Effective September 1, 2023, Chubb purchased an additional layer of per occurrence coverage for named windstorms and earthquakes within Northeast states. Coverage is provided for North American and international operations losses within the territory through August 31, 2024.

Loss Location	Layer of Loss	Comments	Notes
United States (excluding Alaska and Hawaii)	$0 million – $1.1 billion	Losses retained by Chubb	(a)
United States (excluding Alaska and Hawaii)	$1.1 billion – $1.25 billion	All natural perils and terrorism	(b)
United States (excluding Alaska and Hawaii)	$1.25 billion – $2.35 billion	All natural perils and terrorism	(c)
United States (excluding Alaska and Hawaii)	$2.35 billion – $3.5 billion	All natural perils and terrorism	(d)
United States (Northeast States Only)	$3.5 billion – $4.0 billion	Named windstorm and earthquake	(e)
International (including Alaska and Hawaii)	$0 million – $200 million	Losses retained by Chubb	(a)
International (including Alaska and Hawaii)	$200 million – $1.3 billion	All natural perils and terrorism	(c)
Alaska, Hawaii, and Canada	$1.3 billion – $2.45 billion	All natural perils and terrorism	(d)
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
(e)    Northeast states are defined as Virginia to Maine. This coverage is fully placed with Reinsurers.

Capital Resources
Capital resources consist of funds deployed or available to be deployed to support our business operations.

	September 30	December 31
	2023	2022
(in millions of U.S. dollars, except for ratios)		As Adjusted
Short-term debt	$700	$475
Long-term debt	13,736	14,402
Total financial debt	14,436	14,877
Trust preferred securities	308	308
Total Chubb shareholders’ equity	52,373	50,519
Total capitalization	$67,117	$65,704
Ratio of financial debt to total capitalization	21.5%	22.6%
Ratio of financial debt plus trust preferred securities to total capitalization	22.0%	23.1%

Repurchase agreements are excluded from the table above and are disclosed separately from short-term debt in the Consolidated balance sheets. The repurchase agreements are collateralized borrowings where we maintain the right and ability to redeem the collateral on short notice, unlike short-term debt which comprises the current maturities of our long-term debt instruments.

For the nine months ended September 30, 2023, we repurchased $1.8 billion of Common Shares in a series of open market transactions under the Board of Directors (Board) share repurchase authorizations. At September 30, 2023, there were 23,467,247 Common Shares in treasury with a weighted-average cost of $159.69 per share, and $4.4 billion in share repurchase authorization remained.

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

The following table represents dividends paid per Common Share to shareholders of record on each of the following dates:

Shareholders of record as of:	Dividends paid as of:
December 16, 2022	January 6, 2023	$0.83 (CHF 0.79)
March 17, 2023	April 10, 2023	$0.83 (CHF 0.77)
June 16, 2023	July 7, 2023	$0.86 (CHF 0.77)
September 15, 2023	October 6, 2023	$0.86 (CHF 0.75)

Liquidity
We anticipate that positive cash flows from operations (underwriting activities and investment income) should be sufficient to cover cash outflows under most loss scenarios for the near term. In addition to cash from operations, routine sales of investments, and financing arrangements, we have agreements with a third-party bank provider which implemented two international multi-currency notional cash pooling programs to enhance cash management efficiency during periods of short-term timing mismatches between expected inflows and outflows of cash by currency. The programs allow us to optimize investment income by avoiding portfolio disruption. Should the need arise, we generally have access to capital markets and to credit facilities with letter of credit capacity of $4.0 billion, $3.0 billion of which can be used for revolving credit. At September 30, 2023, our usage under these facilities was $1.0 billion in letters of credit. Our access to credit under these facilities is dependent on the ability of the banks that are a party to the facilities to meet their funding commitments. The facilities require that we maintain certain financial covenants, all of which we met at September 30, 2023. Should the existing credit providers on these facilities experience financial difficulty, we may be required to replace credit sources, possibly in a difficult market. If we cannot obtain adequate capital or sources of credit on favorable terms, on a timely basis, or at all, our business, operating results, and financial condition could be adversely affected. To date, we have not experienced difficulty accessing our credit facility or establishing additional facilities when needed.

The payment of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction, as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies. During the nine months ended September 30, 2023, we were able to meet all our obligations, including the payments of dividends on our Common Shares, with our net cash flows.

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions as well as the subsidiary’s financial condition are paramount to the dividend decision. Chubb Limited received dividends of $1.4 billion and $6.8 billion from its Bermuda subsidiaries during the nine months ended September 30, 2023 and 2022, respectively. Chubb Limited received cash dividends of $28 million and $32 million and non-cash dividends of $291 million and $348 million from Swiss subsidiaries during the nine months ended September 30, 2023 and 2022, respectively.

The U.S. insurance subsidiaries of Chubb INA Holdings Inc. (Chubb INA) may pay dividends, without prior regulatory approval, subject to restrictions set out in state law of the subsidiary’s domicile (or, if applicable, commercial domicile). Chubb INA’s international subsidiaries are also subject to insurance laws and regulations particular to the countries in which the subsidiaries operate. These laws and regulations sometimes include restrictions that limit the amount of dividends payable without prior approval of regulatory insurance authorities. Chubb Limited received no dividends from Chubb INA during the nine months ended September 30, 2023 and 2022. Debt issued by Chubb INA is serviced by statutorily permissible distributions by Chubb INA’s insurance subsidiaries to Chubb INA as well as other group resources. Chubb INA received $976 million and $1.8 billion from its subsidiaries during the nine months ended September 30, 2023 and 2022, respectively.

Cash Flows
Our sources of liquidity include cash from operations, routine sales of investments, and financing arrangements. The following is a discussion of our cash flows for the nine months ended September 30, 2023 and 2022.

Operating cash flows were $9.4 billion in the nine months ended September 30, 2023, compared to $8.6 billion in the prior year period, primarily due to higher net investment income and net premiums collected, partially offset by higher net losses paid and income taxes paid.

Cash used for investing was $5.4 billion in the nine months ended September 30, 2023, compared to $5.2 billion in the prior year period, an increase of $0.2 billion. Cash used for investing in the current period primarily included higher net purchases of fixed maturities and equity securities of $6.6 billion. This increase was partially offset by a decrease in cash used for the acquisition of subsidiaries of $5.3 billion and a decrease in private equity contributions, net of distributions of $1.2 billion.

Cash used for financing was $3.3 billion in the nine months ended September 30, 2023, compared to $2.7 billion in the prior year period. The increase of $0.6 billion used for financing included net repayments of $1.1 billion from repurchase agreements and $475 million from long-term debt, partially offset by lower common shares repurchased of $935 million.

We use repurchase agreements as a low-cost funding alternative. At September 30, 2023, there were $2.6 billion in repurchase agreements outstanding with various maturities over the next eight months.

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

The following table presents the condensed balance sheets of Chubb Limited and Chubb INA Holdings Inc., after elimination of investment in any non-guarantor subsidiary:

	Chubb Limited (Parent Guarantor)		Chubb INA Holdings Inc. (Subsidiary Issuer)
	September 30	December 31	September 30	December 31
(in millions of U.S. dollars)	2023	2022	2023	2022
Assets
Investments	$—	$—	$100	$135
Cash	38	40	2	2
Due from parent guarantor/subsidiary issuer	2	2	1,165	586
Due from subsidiaries that are not issuers or guarantors	1,807	1,791	598	598
Other assets	1	16	2,425	2,106
Total assets	$1,848	$1,849	$4,290	$3,427
Liabilities
Due to parent guarantor/subsidiary issuer	$1,165	$586	$2	$2
Due to subsidiaries that are not issuers or guarantors	232	248	1,645	1,710
Affiliated notional cash pooling programs	1,235	252	2,300	1,496
Short-term debt	—	—	700	475
Long-term debt	—	—	13,736	14,402
Trust preferred securities	—	—	308	308
Other liabilities	527	616	1,439	1,305
Total liabilities	3,159	1,702	20,130	19,698
Total shareholders’ equity	(1,311)	147	(15,840)	(16,271)
Total liabilities and shareholders’ equity	$1,848	$1,849	$4,290	$3,427

The following table presents the condensed statements of operations and comprehensive income of Chubb Limited and Chubb INA Holdings Inc., excluding equity in earnings from non-guarantor subsidiaries:

Nine Months Ended September 30, 2023	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)
(in millions of U.S. dollars)
Net investment income (loss)	$(13)	$(94)
Net realized gains (losses)	(1)	(107)
Administrative expenses	86	(9)
Interest (income) expense	(8)	332
Other (income) expense	(33)	58
Cigna integration expenses	—	3
Income tax expense (benefit)	10	(181)
Net loss	$(69)	$(404)
Comprehensive loss	$(69)	$(535)

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

The tables below are estimates of the sensitivities to instantaneous changes in economic inputs (e.g., equity shock, interest rate shock etc.) at September 30, 2023, for both the fair value of the MRB liability (FVL) and the fair value of specific derivative instruments held (hedge value) to partially offset the risk in the MRB reinsurance portfolio. The following assumptions should be considered when using the below tables:

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

•Interest rate shocks assume a parallel shift in the U.S. yield curve
•Our liabilities are also sensitive to global interest rates at various points on the yield curve, mainly the U.S. Treasury curve in the following proportions: 0 percent—15 percent short-term rates (maturing in less than 5 years), 15 percent—25 percent medium-term rates (maturing between 5 years and 10 years, inclusive), and 70 percent—80 percent long-term rates (maturing beyond 10 years).
•A change in AA-rated credit spreads impacts the rate used to discount cash flows in the fair value model. AA-rated credit spreads are a proxy for both our own credit spreads and the credit spreads of the ceding insurers.

•The hedge sensitivity is from September 30, 2023, market levels and only applicable to the equity and interest rate sensitivities table below.

•The sensitivities do not scale linearly and may be proportionally greater for larger movements in the market factors. Actual sensitivity of our net income may differ from those disclosed in the tables below due to fluctuations in short-term market movements.

Sensitivities to equity and interest rate movements
(in millions of U.S. dollars)		Worldwide Equity Shock
Interest Rate Shock		+10%	Flat	-10%	-20%	-30%	-40%
+100 bps	(Increase)/decrease in FVL	$279	$186	$72	$(75)	$(259)	$(489)
	Increase/(decrease) in hedge value	(107)	—	107	214	321	429
	Increase/(decrease) in net income	$172	$186	$179	$139	$62	$(60)
Flat	(Increase)/decrease in FVL	$111	$—	$(136)	$(313)	$(527)	$(784)
	Increase/(decrease) in hedge value	(107)	—	107	214	321	429
	Increase/(decrease) in net income	$4	$—	$(29)	$(99)	$(206)	$(355)
-100 bps	(Increase)/decrease in FVL	$(92)	$(222)	$(392)	$(595)	$(836)	$(1,118)
	Increase/(decrease) in hedge value	(107)	—	107	214	321	429
	Increase/(decrease) in net income	$(199)	$(222)	$(285)	$(381)	$(515)	$(689)

Sensitivities to Other Economic Variables		AA-rated Credit Spreads		Interest Rate Volatility		Equity Volatility
(in millions of U.S. dollars)		+100 bps	-100 bps	+2%	-2%	+2%	-2%
(Increase)/decrease in FVL		$50	$(56)	$(1)	$1	$(17)	$17
Increase/(decrease) in net income		$50	$(56)	$(1)	$1	$(17)	$17

Market Risk Benefits Net Amount at Risk
All our MRB reinsurance treaties include annual or aggregate claim limits and many include an aggregate deductible which limit the net amount at risk under these programs. The tables below present the net amount at risk at September 30, 2023, following an immediate change in equity market levels, assuming all global equity markets are impacted equally.

a) Reinsurance covering the GMDB risk only

	Equity Shock
(in millions of U.S. dollars)	+20%	Flat	-20%	-40%	-60%	-80%
GMDB net amount at risk	$238	$350	$615	$715	$663	$541
Claims at 100% immediate mortality	146	150	149	139	126	114

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

b) Reinsurance covering the GLB risk only

	Equity Shock
(in millions of U.S. dollars)	+20%	Flat	-20%	-40%	-60%	-80%
GLB net amount at risk	$938	$1,251	$1,752	$2,228	$2,573	$2,832

The treaty limits cause the net amount at risk to increase at a declining rate as equity markets fall.
c) Reinsurance covering both the GMDB and GLB risks on the same underlying policyholders

	Equity Shock
(in millions of U.S. dollars)	+20%	Flat	-20%	-40%	-60%	-80%
GMDB net amount at risk	$46	$55	$65	$75	$82	$88
GLB net amount at risk	392	482	592	706	819	835
Claims at 100% immediate mortality	30	30	30	30	30	30

The treaty limits cause the GMDB and GLB net amount at risk to increase at a declining rate as equity markets fall.

ITEM 4. Controls and Procedures
Chubb’s management, with the participation of Chubb’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Chubb’s disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as of September 30, 2023. Based upon that evaluation, Chubb’s Chief Executive Officer and Chief Financial Officer concluded that Chubb’s disclosure controls and procedures are effective in allowing information required to be disclosed in reports filed under the Securities Exchange Act of 1934 to be recorded, processed, summarized, and reported within time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to Chubb’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Effective July 1, 2023, Chubb discontinued the equity method of accounting to its investment in Huatai Group and applied consolidation accounting. As of and for the three months ended September 30, 2023, Huatai Group represented approximately 3 percent of consolidated revenues and approximately 7 percent of total assets. We currently exclude, and are in the process of working to incorporate, Huatai Group in our evaluation of internal controls over financial reporting, and related disclosure controls and procedures.
On July 1, 2022, Chubb completed the acquisition of Cigna's Personal Accident, Supplemental Health and Life Insurance Business in Asia-Pacific. Since the acquisition we have worked to incorporate the acquired Cigna Life Business internal control processes for the key Sarbanes-Oxley locations.
Other than working to incorporate Huatai Group as noted above, there have been no changes in Chubb's internal controls over financial reporting during the three months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, Chubb's internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings
The information required with respect to this item is included in Note 13 h) to the Consolidated Financial Statements, which is hereby incorporated herein by reference.

ITEM 1A. Risk Factors
The following supplements the risk factors that could have a material impact on our results of operations or financial condition as described under "Risk Factors" under Item 1A of Part I of our 2022 Form 10-K.

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

However, as part of its evaluation of a new income tax regime, the Bermuda Minister of Finance is reviewing the applicability of such written tax assurance certificates. The Bermuda Minister’s process for evaluation of a new income tax regime has been announced to comprise three expected public consultation papers, of which two have been issued already. The first one was issued on August 8, 2023, which considered a proposed Bermuda corporate income tax of up to 15% effective for tax years beginning on or after January 1, 2025. The second public consultation paper issued October 5, 2023, indicates that the Bermuda Government believes it is reasonable and proportionate for any new Bermuda corporate income tax regime to supersede any existing tax assurance certificates held by entities within the scope of the new Bermuda corporate income tax.

We currently anticipate that a new Bermuda income tax would be a covered tax under the OECD’s global minimum tax regime discussed in our Risk Factor titled “The Organization for Economic Cooperation and Development (OECD), European Union (EU), Swiss Federal Council, and other jurisdictions are considering or have passed measures that might change long standing tax principles that could increase our taxes.” Therefore, we would expect any implementation of the OECD global minimum tax regime to count any enacted Bermuda income tax toward such OECD minimum tax.

Although we cannot predict when or if any new Bermuda corporate income tax will be enacted, the imposition of a Bermuda corporate income tax could, if applicable to our Bermuda based entities, have an adverse effect on our financial condition and results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

Issuer’s Repurchases of Equity Securities
The following table provides information with respect to purchases by Chubb of its Common Shares during the three months ended September 30, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
July 1 through July 31	178,922	$205.91	166,000	$4.97	billion
August 1 through August 31	1,700,074	$202.38	1,698,400	$4.62	billion
September 1 through September 30	1,088,598	$209.99	1,085,500	$4.40	billion
Total	2,967,594	$205.38	2,949,900
(1)This column represents open market share repurchases and the surrender to Chubb of Common Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and to cover the cost of the exercise of options by employees through stock swaps.
(2)In June 2023, the Board authorized the repurchase of up to $5.0 billion of Chubb's Common Shares effective July 1, 2023 with no expiration date. The aggregate value of shares purchased in the three months ended September 30, 2023 as part of the publicly announced plan was $606 million. Refer to Note 14 to the Consolidated Financial Statements for more information on the Chubb Limited securities repurchase authorizations.

ITEM 5. Other Information
On July 31, 2023, John J. Lupica, Vice Chairman, Chubb Group, and President, North America Insurance, adopted a "Rule 10b5-1 trading arrangement" as defined under Item 408 of SEC Regulation S-K. The arrangement is scheduled to expire on October 30, 2024, subject to earlier termination in accordance with its terms. The aggregate number of Chubb common shares authorized to be sold pursuant to the trading arrangement is 17,810.
During the three months ended September 30, 2023, no other director or officer of Chubb (as defined in Rule 16a-1(f) under the Exchange Act) informed us of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408 of SEC Regulation S-K.

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

101.1
The following financial information from Chubb Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL:
(i) Consolidated Balance Sheets at September 30, 2023, and December 31, 2022; (ii) Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2023 and 2022; (iii) Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2023 and 2022; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022; and (v) Notes to Consolidated Financial Statements
					X

104.1	The Cover Page Interactive Data File formatted in Inline XBRL (The cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101.1)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHUBB LIMITED
(Registrant)

November 1, 2023	/s/ Evan G. Greenberg
Evan G. Greenberg
Chairman and Chief Executive Officer

November 1, 2023	/s/ Peter C. Enns
Peter C. Enns
Executive Vice President and Chief Financial Officer