Form 10-K
period 2023-12-31
Chubb Ltd
filed 2024-02-23
CIK 896159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

The aggregate market value of voting stock held by non-affiliates as of June 30, 2023 (the last business day of the registrant's most recently completed second fiscal quarter), was approximately $79 billion. For the purposes of this computation, shares held by directors and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

As of February 16, 2024, there were 405,758,796 Common Shares par value CHF 0.50 of the registrant outstanding.

Documents Incorporated by Reference
Certain portions of the registrant's definitive proxy statement relating to its 2024 Annual General Meeting of Shareholders are incorporated by reference into Part III of this report.

CHUBB LIMITED INDEX TO FORM 10-K

PART I

ITEM 1. Business

General
Chubb Limited is the Swiss-incorporated holding company of the Chubb Group of Companies. Chubb Limited, which is headquartered in Zurich, Switzerland, and its direct and indirect subsidiaries (collectively, the Chubb Group of Companies, Chubb, we, us, or our) are a global insurance and reinsurance organization, serving the needs of a diverse group of clients worldwide. At December 31, 2023, we had total assets of $231 billion and total Chubb shareholders’ equity, which excludes noncontrolling interests, of $60 billion. Chubb was incorporated in 1985 at which time it opened its first business office in Bermuda and continues to maintain operations in Bermuda. We have grown our business through increased premium volume, expansion of product offerings and geographic reach, and the acquisition of other companies, to become a global property and casualty (P&C) leader. We expanded our personal accident and supplemental health (A&H), and life insurance business with the acquisition of Cigna's business in several Asian markets in 2022. We further advanced our goal of greater product, customer, and geographical diversification with incremental purchases that led to a controlling majority interest in Huatai Insurance Group Co. Ltd (Huatai Group), a Chinese financial services holding company with separate P&C, life, and asset management subsidiaries (collectively, Huatai) on July 1, 2023. At December 31, 2023, our ownership interest in Huatai Group was approximately 76.5 percent. Refer to Note 2 to the Consolidated Financial Statements for additional information on our acquisitions.

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

Customers
For most commercial and personal lines of business we offer, insureds typically use the services of an insurance broker or agent. An insurance broker acts as an agent for the insureds, offering advice on the types and amount of insurance to purchase, and assists in the negotiation of price and terms and conditions. We obtain business from the local and major international insurance brokers and typically pay a commission to brokers for any business accepted and bound. Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business. In our

PART I

opinion, no material part of our business is dependent upon a single insured or group of insureds. We do not believe that the loss of any one insured would have a material adverse effect on our financial condition or results of operations.

Competition
Competition in the insurance and reinsurance marketplace is substantial. We compete on an international and regional basis with major U.S., Bermuda, European, and other international insurers and reinsurers and with underwriting syndicates, some of which have greater financial, technological, marketing, distribution and management resources than we do. In addition, capital market participants have created alternative products that are intended to compete with reinsurance products. We also compete with new companies and existing companies that move into the insurance and reinsurance markets. Competitors include other stock companies, mutual companies, alternative risk sharing groups (such as group captives and catastrophe pools), and other underwriting organizations. Competitors sell through various distribution channels and business models, across a broad array of product lines, and with a high level of variation regarding geographic, marketing, and customer segmentation. We compete for business not only on the basis of price but also on the basis of availability of coverage desired by customers and quality of service. We also compete in China for assets under management (AUM) with investment management firms, banks, and other financial institutions that offer products that are similar to those offered by Huatai's asset management companies.

The insurance industry is changing rapidly. Our ability to compete is dependent on a number of factors, particularly our ability to maintain the appropriate financial strength ratings as assigned by independent rating agencies and effectively using digital capabilities, including the growth of new digital-based distribution models, in an everchanging competitive landscape and incorporating, among other things, climate and environmental changes into our insurance processes, products, and services. Our broad market capabilities in personal, commercial, specialty, and A&H lines made available by our underwriting expertise, business infrastructure, and global presence, help define our competitive advantage. Our superior claims service is a significant asset to our business, our business partners and customers, and is unique in the industry. Our strong balance sheet is attractive to businesses, and our strong capital position and global platform affords us opportunities for growth not available to smaller, less diversified insurance companies. Refer to “Segment Information” for competitive environment by segment.

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

Human Capital Management
Our workforce includes approximately 40,000 people across our 54 countries and territories around the world, including 40 percent in North America, 10 percent in Europe, Eurasia and Africa, 37 percent in Asia (including Huatai Group in China), and 13 percent in Latin America. Chubb effectively manages voluntary turnover, which, during 2023, generally moderated and returned to pre-pandemic levels. The average age of our workforce is 41 years, and the average tenure is 7.8 years.

We seek to attract, retain, and develop the very best insurance professionals and to provide an inclusive and supportive culture that allows all of our employees to reach their full potential. We strive to achieve a true meritocracy as we recognize our responsibility to ensure that all employees feel comfortable and energized to do their best, contribute, and be recognized and rewarded.

We know that our success in a diverse world requires a team reflecting the global diversity of the talent that we seek to recruit. As we continue to recruit and advance top talent, Chubb is committed to improving gender and racial diversity across the company and within our executive leadership. To ensure progress on diversity, we hold our leaders accountable, applying the same rigor to our diversity efforts that exist in other areas of our business.

Chubb leadership tracks several metrics that are aligned to our talent objectives, and these are shared and discussed with the Board of Directors (Board). The metrics include workforce diversity, hiring, promotion, retention, turnover and learning and development activity. Senior management also provides our Board with regular updates on matters including employee succession and talent development, including detailed overviews of bench strength and talent profiles multiple levels below the senior executive level, highlighting qualifications, experience, and development areas.

In 2023, there was year-over-year progress on gender and racial diversity at the leadership level, most notably on racial diversity at our senior vice president and above levels, and we also improved the diversity of hiring into our development programs. At December 31, 2023, 31 percent of Chubb's U.S. workforce are underrepresented minorities.

Chubb Culture
Chubb is a diverse group of professionals, committed to Chubb’s superior underwriting, service and execution. Our extensive efforts in this area include mentorships, affinity groups, diversity awareness training, and education, open dialogue on race and racism, management development programs, and inclusive hiring practices. We depend on our culture of leadership accountability to foster a diverse and inclusive meritocracy at Chubb.

Our embrace of diversity is reflected in Chubb's variety of employee resource groups, called Business Roundtables, that are aimed at fostering an inclusive work environment. These groups provide support, mentorship, and networking opportunities for various underrepresented groups. They also play a significant role in business development, community outreach and influence.

Some of the Business Roundtables at Chubb include: Mosaic aims to foster the professional development of diverse talent including Black, Asian and Latinx employees through networking, coaching, mentoring, and through individual Black Alliance, Asian Alliance, and Latinx Alliance Business Roundtables within Mosaic; Impact is dedicated to the support, development, and advancement of women to realize their career goals while strengthening ties to clients, brokers, and the insurance industry; Thrive seeks to advance the development of and engagement of colleagues with visible and invisible disabilities, while leveraging the group’s diverse perspectives to strengthen Chubb’s culture and market position; Pride provides a supportive community for LGBTQ+ employees and their allies; Salute supports employees who are veterans, active service members, military spouses, and family members. These groups not only help to create a more inclusive work environment, but they also contribute to our overall success by promoting a wide range of ideas and perspectives.

In 2023, we also continued our leadership and involvement externally in the Black Insurance Industry Collective (BIIC), whose mission is to accelerate the advancement of Black professionals within the insurance industry and to increase representation of Black leaders at the executive level. Other internal programs include: Chubb Start, which supports the continuous professional development of women who are early in their careers; Chubb Signatures, a global and regional lecture series for successful senior women, diverse men and inclusion champions to share their unique backgrounds, experiences and hard-earned lessons in business; and Advancing Women Leaders, a global program to enable executives to understand challenges and opportunities for advancing women.

Talent Strategy
Our ability to deliver excellence in underwriting and superior service depends upon attracting, retaining, and engaging top talent and building a talent pipeline for the future. Chubb has several formalized programs to support the recruitment and retention of the talent that is necessary to the growth and success of our business. Formal training and development opportunities include the Chubb Associate Program in North America, which is a technical, experiential learning program for early career professionals. In addition, Chubb Apprenticeships are earn-and-learn programs that combine formal classroom learning with on-the-job training. Chubb recruits early-career professionals without a 4-year university degree for Apprentice roles in Claims, Underwriting and Technology. Since inception eighteen months ago, more than 50 Apprentices have been hired in North America; 89 percent are racially diverse, 53 percent are women, and 81 percent are still with the organization, having graduated into full-time positions.

Compensation and Benefits
Chubb is committed to delivering competitive compensation and benefits to its employees worldwide to attract and retain a highly qualified, experienced, talented, and motivated workforce. We vary and adjust our compensation to support the human resources requirements of our business in markets around the world and we utilize various analytical tools to monitor and address racial and gender pay equity. Additionally, we structure our compensation programs for leaders to include a mix of short- and long-term awards, with a focus on linking pay to Chubb's performance and the enhancement of shareholder value over the medium- and long-term.

Segment Information
Chubb operates through six business segments: North America Commercial P&C Insurance, North America Personal P&C Insurance, North America Agricultural Insurance, Overseas General Insurance, Global Reinsurance, and Life Insurance. In 2023, consolidated net premiums earned (NPE) was $45.7 billion. On July 1, 2023, in connection with obtaining a controlling ownership interest in Huatai Group, we discontinued equity method accounting and applied consolidation accounting to our investment. Therefore, the business activity for, and the financial position of, Huatai Group is reported at 100 percent on the Consolidated Financial Statements as of that date. The relevant amounts attributable to shareholders other than Chubb are reflected under Noncontrolling interests. Huatai Group's life insurance and asset management businesses are included in the Life Insurance segment, and Huatai Group's P&C business is included in the Overseas General Insurance segment. Results for Huatai Group's non-insurance operations, comprising real estate and holding company activity, are included in Corporate. Refer to Note 19 to the Consolidated Financial Statements for additional information about our segments.

North America Commercial P&C Insurance (40 percent of 2023 Consolidated NPE)

Overview
The North America Commercial P&C Insurance segment comprises operations that provide P&C and A&H insurance and services to large, middle market, and small commercial businesses in the U.S., Canada, and Bermuda. This segment includes:
•Commercial Insurance (40 percent of this segment's 2023 NPE), which includes our retail division focused on middle market customers and small businesses
•Major Accounts (38 percent of this segment's 2023 NPE), our retail division focused on large institutional organizations and corporate companies
•Westchester (17 percent of this segment's 2023 NPE), our wholesale and specialty division
•Chubb Bermuda (5 percent of this segment’s 2023 NPE), our high excess retail division

Products and Distribution
The Commercial Insurance operations provide a broad range of P&C, financial lines, and A&H products targeted to U.S and Canadian-based middle market customers in a variety of industries, while the Small Commercial operations provide a broad range of property and casualty, workers' compensation, small commercial management and professional liability for small businesses based in the U.S.
•Commercial Insurance products and services offered include traditional property and casualty lines of business, including Package, which combines property and general liability, workers' compensation, automobile, umbrella; financial lines of business, including professional liability, management liability and cyber risk coverage; and other lines including environmental, A&H, and international coverages. Commercial Insurance distributes its insurance products through a North American network of independent retail agents and regional, multinational and digital brokers. Generally, our customers purchase insurance through a single retail agent or broker, do not employ a risk management department, and do not retain significant risk through self-insured retentions. The majority of our customers purchase a Package product or a portfolio of products, which is a collection of insurance offerings designed to cover various needs.
•Small Commercial Insurance products and services offered include property and casualty lines of business, including a business owner policy which contains property and general liability; financial lines, including professional liability, management liability and cyber risk coverage; and other lines including workers’ compensation, automobile liability, and international coverages. Products are generally offered through a North American network of independent agents and retail brokers, as well as eTraditional, which are digital platforms where we electronically quote, bind, and issue for agents and brokers. An example of this is the Chubb Marketplace.

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

The Major Accounts operations are organized into the following distinct business units, each offering specialized products and services targeted at specific markets:
•Chubb Global Casualty offers a range of customized risk management primary casualty products designed to help large insureds, including national accounts, and managing risk for workers’ compensation, general liability, and automobile liability coverages as well as offering casualty insurance solutions for commercial real estate. Chubb Global Casualty also provides products which insure specific global operating risks of U.S.-based multinational companies and include deductible programs, captive programs, and paid or incurred loss retrospective plans. Within Chubb Global Casualty, Chubb Alternative Risk Solutions Group underwrites contractual indemnification policies which provides prospective coverage for loss events within the insured’s policy retention levels, and underwrites assumed loss portfolio transfer (LPT) contracts in which insured loss events have occurred prior to the inception of the contract.
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
•Accident & Health (A&H) products are targeted to large corporate and affinity groups, and include employee benefit plans, occupational accident, student accident, and worldwide travel accident and global medical programs. With respect to products that include supplemental medical and hospital indemnity coverages, we typically pay fixed amounts for claims and are therefore insulated from rising healthcare costs. A&H also provides specialty consumer lines products, including credit card enhancement programs (identity theft, rental car collision damage waiver, trip travel, and purchase protection benefits).
•Financial Lines provides management liability and professional liability (D&O and E&O), transactional risk, and cyber risk products to public companies as well as to private and not for profit organizations.
•ESIS Inc. (ESIS) is an in-house third-party claims administrator that performs claims management and risk control services for domestic and international organizations as well as for the North America Commercial P&C Insurance segment. ESIS services include comprehensive medical managed care; integrated disability services; pre-loss control and risk management; health, safety, and environmental consulting; salvage and subrogation; and healthcare recovery services. The net results for ESIS are included in North America Commercial P&C Insurance’s administrative expenses.

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

North America Personal P&C Insurance (12 percent of 2023 Consolidated NPE)

Overview
The North America Personal P&C Insurance segment includes the business written by Chubb Personal Risk Services division, which includes high net worth personal lines business, with operations in the U.S. and Canada. This segment provides affluent and high net worth individuals and families with homeowners, high value automobile and collector cars, valuable articles (including fine arts), personal and excess liability/umbrella, travel insurance, cyber, and recreational marine insurance and services. Our homeowners business, including valuable articles, represented 69 percent of North America Personal P&C Insurance’s net premiums earned in 2023.

Products and Distribution
Chubb Personal Risk Services offers comprehensive personal insurance products and services to meet the evolving needs of high net worth families and individuals. Our seamless customer experience and superior coverage protect not only our clients’ most valuable possessions, but also their standard of living. Our target customers consist of high net worth consumers with insurance needs that typically extend beyond what mass market carriers can offer. These coverages are offered on both an admitted and excess and surplus lines basis through independent regional agents and brokers, as well as digital partnerships.

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
North America Agricultural Insurance (7 percent of 2023 Consolidated NPE)

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

Overseas General Insurance (27 percent of 2023 Consolidated NPE)

Overview
The Overseas General Insurance segment comprises our retail division Chubb International, which includes Huatai Property & Casualty Insurance Co., Ltd. (Huatai P&C), our wholesale division Chubb Global Markets (CGM), and the international supplemental A&H business of Combined International Insurance, which is no longer writing new business. Chubb International comprises our international retail commercial P&C and corporate A&H traditional and specialty lines serving large corporations, middle market and small customers; consumer A&H and traditional and specialty personal lines business serving local territories outside the U.S., Bermuda, and Canada. CGM, our London-based international specialty and excess and surplus lines wholesale business, includes Lloyd's of London (Lloyd's) Syndicate 2488, a wholly-owned Chubb syndicate supported by funds at Lloyd’s provided by Chubb Corporate Members. Syndicate 2488 has an underwriting capacity of £630 million for the Lloyd’s 2024 account year. The syndicate is managed by Chubb’s Lloyd’s managing agency, Chubb Underwriting Agencies Limited. At December 31, 2023, our ownership interest in Huatai P&C was approximately 76.5 percent.

Products and Distribution
Chubb International maintains a presence in every major insurance market in the world and is organized geographically along product lines as follows: Europe, Middle East and Africa, Asia Pacific (including Huatai P&C), Japan, and Latin America. Products offered include commercial P&C and corporate A&H lines, including specialty coverages and services, and consumer lines, including A&H and personal lines insurance products. Chubb International's P&C business is generally written, on both a direct and assumed basis, through major international, regional, and local brokers and agents. Certain branded products are also offered via digital-commerce platforms, allowing agents and brokers to quote, bind, and issue policies at their convenience. Huatai P&C provides a range of commercial and personal P&C products in China, including automobile, homeowners, property, professional liability, product liability, employer liability, business interruption, marine cargo, personal accident, and specialty risk. These products are marketed through various distribution channels including nearly 200 licensed sales locations in 28 Chinese provinces. Property insurance products include traditional commercial fire coverage, as well as energy industry-related, marine, construction, and other technical coverages. Principal casualty products are commercial primary and excess casualty, environmental, and general liability. A&H and other consumer lines products are distributed through brokers, agents, direct marketing programs, including thousands of telemarketers, and sponsor relationships. The A&H operations primarily offer personal accident and supplemental medical coverages including accidental death, business/holiday travel, specified disease, disability, medical and hospital indemnity, and income protection. We are not in the primary healthcare business. With respect to our supplemental medical and hospital indemnity products, we typically pay fixed amounts for claims and are therefore largely insulated from the direct impact of rising healthcare costs. Chubb International specialty coverages include D&O, professional indemnity, cyber, surety, aviation, political risk, and specialty personal lines products. Chubb International personal lines operations provide a wide range of consumer lines products to meet the needs of specific target markets around the world. Products include high net worth homes, traditional homeowners, automobile, and specialty products that cover smart phones, eyeglasses, and personal cyber risk.

CGM offers products through its parallel distribution network via two legal entities, Chubb European Group SE (CEG) and Chubb Underwriting Agencies Limited, managing agent of Syndicate 2488. CGM uses the Syndicate to underwrite P&C business on a global basis through Lloyd's worldwide licenses. They also use CEG to underwrite similar classes, including in the U.S. where they are eligible to write excess and surplus lines business. Factors influencing the decision to place business with the Syndicate or CEG include licensing eligibilities and client/broker preference. CGM also has a presence outside London, in the U.S., Canada, Europe, Asia and Latin America, for certain specialty lines of business (political risk and trade credit as well as aviation) which are underwritten by local Chubb entities. All business underwritten by CGM is accessed through registered brokers, except for a limited number of direct relationships, where risks are written without an intermediary. The main lines of business include aviation, property, energy, professional lines, marine, financial lines, political risk, and credit.

Competitive Environment
Chubb International's primary competitors include U.S.-based companies with global operations, as well as non-U.S. global carriers and indigenous companies in regional and local markets. Huatai P&C's primary competitors are China-based insurers, including state-owned or government related entities. For the A&H and personal lines businesses, locally based competitors also include financial institutions and bank owned insurance subsidiaries. Our international operations have the distinct advantage of being part of one of the few international insurance groups with a global network of licensed companies able to write policies on a locally admitted basis. Our international operations also have the advantage of selling products through a variety of distribution channels including partnerships with major international, regional, and local brokers and agents. Additionally, as noted above, certain branded products are also offered via digital-commerce platforms. The principal competitive factors that affect the international operations are underwriting expertise and pricing, relative operating efficiency, product differentiation, producer relations, and the quality of policyholder services. A competitive strength of our international operations is our global network and breadth of insurance programs, which assist individuals and business organizations to meet their risk management objectives, while also having a significant presence in all of the countries in which we operate, giving us the advantage of accessing local technical expertise and regulatory environments, understanding local markets and culture, accomplishing a spread of risk, and offering a global network to service multinational accounts.

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
Global Reinsurance (2 percent of 2023 Consolidated NPE)

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

Competitive Environment
The Global Reinsurance segment competes worldwide with major U.S. and non-U.S. reinsurers as well as reinsurance departments of numerous multi-line insurance organizations. In addition, capital markets participants have developed alternative capital sources intended to compete with traditional reinsurance. Government sponsored or backed catastrophe funds can also affect demand for reinsurance. Global Reinsurance is typically involved in the negotiation and quotation of the terms and conditions of the majority of the contracts in which it participates. Global Reinsurance competes effectively in P&C markets worldwide because of Chubb's strong capital position, analytical capabilities, experienced underwriting team and quality customer service. The key competitors in Global Reinsurance's markets vary by geographic region and product line. An advantage of Global Reinsurance's international platform is that we can change our mix of business in response to changes in competitive conditions in the territories in which it operates. Global Reinsurance's geographic reach is also sought by multinational ceding companies since its offices, except for Bermuda, provide local reinsurance license capabilities which benefit our clients in dealing with country regulators.

Life Insurance (12 percent of 2023 Consolidated NPE)

Overview
The Life Insurance segment comprises our international life operations (Chubb Life), which includes Huatai Life Insurance Co., Ltd. (Huatai Life), Chubb Tempest Life Re (Chubb Life Re), and the supplemental A&H and life business of Combined Insurance. Also included in the Life Insurance segment are Huatai’s asset management companies, principally Huatai Asset Management Co. Ltd and Huatai Boaxing Fund Management. At December 31, 2023, our direct and indirect ownership interest in Huatai Life was 81.0 percent, Huatai Asset Management Co. Ltd. was 69.6 percent, and Huatai Boaxing Fund Management was 65.1 percent.

Products and Distribution
Chubb Life provides individual life and group benefit insurance primarily in Asia, including South Korea, mainland China, Hong Kong, Taiwan, Thailand, Vietnam, New Zealand, Indonesia, and Myanmar. Chubb Life also provides insurance coverage in Egypt and selectively in Latin America, mainly Chile, Brazil, Ecuador and Mexico through a joint distribution model with Chubb P&C.

Chubb Life offers a broad portfolio of protection and savings products including whole life, universal life, unit linked contracts, endowment plans, individual and life, group term life, health protection, personal accident, credit life, group employee benefits, and credit protection insurance for automobile, motorcycle, and home loans. The policies written by Chubb Life generally provide funds to beneficiaries of insureds upon death and/or protection and/or savings benefits while the contract owner is living. We earn income from both insurance contracts subject to mortality and morbidity risks and investment contracts not subject to insurance risks. Net investment income is a significant component of Segment income and is earned through strategic asset allocation based on asset liability matching. Funds received from policyholders for investment contracts are not recorded as premium revenue, but rather as policyholder deposits with an offsetting policyholder account balance liability on the balance sheet. We earn income on investment contracts from both net investment spreads on policyholder account balances and fees for management and administrative services. These investment contracts are an important component of production and are key to our efforts to grow our business.

Chubb Life sells to consumers through a variety of distribution channels including captive and independent agencies, bancassurance, worksite marketing, retailers, brokers, telemarketing, and direct to consumer marketing. Huatai Life offers a broad portfolio of insurance products including whole life, universal life, medical and health, personal accident, and disability. These products are marketed through a variety of distribution channels including nearly 400 licensed sales locations in 20 Chinese provinces. We continue to grow Chubb Life with a focus on opportunities in Asia that we believe will result in sustainable operating profits and achieve our target returns on invested capital. Our captive agency distribution and telemarketing channels sell Chubb Life products exclusively and enable us to maintain direct contact with the individual consumer, promote quality sales practices, and generate higher persistency. We have developed a substantial sales force of agents principally located in our Asia businesses and have market leading positions in telemarketing industry in South Korea, Taiwan and Indonesia. Independent brokers complement our agency channel, reaching a wider pool of mass affluent customers, especially in South Korea, Hong Kong and Taiwan.

Huatai Asset Management is licensed to manage institutional, pension, and retail mutual fund investments. Huatai asset management companies earn management and performance fees from the management of third-party assets and also earn fees related to the origination, distribution and management of private loans on behalf of highly rated domestic institutions in China.

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

Combined Insurance distributes specialty supplemental A&H and life insurance products targeted to middle income consumers and businesses in the U.S. and Canada through both worksite and direct marketing sales. In the U.S., worksite products for mid and large-market employers are distributed through our Chubb Workplace Benefits division while the U.S. Agency division focuses on the small to mid-market employers. Combined Insurance's substantial sales force distributes a wide range of supplemental accident and sickness insurance products, including personal accident, short-term disability, critical illness, Medicare supplement products, and hospital confinement/recovery. Most of these products are primarily fixed-indemnity benefit obligations and are not directly subject to escalating medical cost inflation.

Competitive Environment
Chubb Life's competition differs by location but generally includes multinational insurers, local insurers, joint ventures, and state-owned insurers. Chubb's financial strength and reputation as an entrepreneurial organization with a global presence and strong local management capabilities gives Chubb Life a strong base from which to compete and grow revenues. Combined Insurance competes for A&H business in the U.S. against numerous A&H and life insurance companies across various industry segments.

In China, we also compete for assets under management (AUM) with investment management firms, banks, and other financial institutions that offer products that are similar to those offered by Huatai Group’s asset management companies.

Corporate
Corporate results primarily include results of all run-off asbestos and environmental (A&E) exposures, the results of our run-off Brandywine business, the results of Westchester specialty operations for 1996 and prior years, certain other run-off exposures including molestation exposures, and income and expenses not attributable to reportable segments and the results of our non-insurance companies. The run-off operations do not actively sell insurance products, but are responsible for the management of existing policies and settlement of related claims. Effective July 1, 2023, Huatai Group’s non-insurance operations results, comprising real estate and holding company activity, are included in Corporate.

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

For each product line, management, after consultation with internal actuaries, develops a “best estimate” of the ultimate settlement value of the unpaid losses and loss expenses that it believes provides a reasonable estimate of the required reserve. We evaluate our estimates of reserves quarterly in light of developing information. While we are unable at this time to determine whether additional reserves may be necessary in the future, we believe that our reserves for unpaid losses and loss expenses are adequate at December 31, 2023. Future additions to reserves, if needed, could have a material adverse effect on our financial condition, results of operations, and cash flows. For additional information refer to “Critical Accounting Estimates – Unpaid losses and loss expenses”, under Item 7, and Note 8 to the Consolidated Financial Statements, under Item 8.

Future Policy Benefits
We establish future policy benefits reserves for long-duration contracts which generally cover accident and supplemental health (A&H), term and whole life, and annuity products. These life insurance contracts provide payments for various covered events such as death, disability, life annuity, policy surrender, and policy maturity. Future policy benefits reserves reflect the present value of expected future benefits to be paid less the present value of expected future net premiums, which is the portion of the gross premium used to fund expected future liabilities. Reserves for limited-payment contracts, under which benefits extend beyond the period of premium collection, include a deferred profit liability that represents gross premiums received in excess of expected net premiums. Deferred profit liabilities are amortized over the duration of the underlying insured liabilities. Future policy benefits reserves are recorded in Future policy benefits in the Consolidated balance sheets.

The process of establishing future policy benefits reserves can be complex and is subject to considerable uncertainty, requiring the use of informed estimates and judgments based on numerous factors including discount rates, mortality, morbidity, persistency and unpaid loss adjustment expenses. These assumptions represent management's long-term best estimates. Internal actuaries review, at least annually, best estimate assumptions, which could result in changes to future policy benefits reserves or the associated reinsurance recoverables. Any changes are reflected in our results of operations in the period in which the estimates are changed. For additional information, refer to "Critical Accounting Estimates – Future policy benefits reserves", under Item 7, and Note 1 l) and Note 9 to the Consolidated Financial Statements, under Item 8.

Policyholder Account Balances
Policyholder account balances represent the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. This liability is primarily associated with the accumulated account deposits, plus interest credited, less policyholder withdrawals and other charges against the account balance, as applicable. These policyholder account balances also include certain unearned revenue liabilities, primarily relating to universal life and other savings products, which represent policy charges for services to be provided in future periods. For additional information, refer to Note 10 to the Consolidated Financial Statements, under Item 8.

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

Huatai Asset Management has over $120 billion in assets under management (AUM) in China, and is licensed to manage institutional, pension, and retail mutual fund investments. Huatai’s asset management companies manage Huatai's investments internally. In addition, over 90 percent of total AUM are managed on behalf of third-party clients. Huatai asset management companies earn management and performance fees from the management of third-party assets and also earn fees related to the origination, distribution and management of private loans on behalf of highly rated domestic institutions in China.

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

Group Supervision
The Pennsylvania Insurance Department (Department) is the group-wide supervisor for the Chubb Group of Companies. In consultation with other insurance regulatory bodies that oversee Chubb's insurance activities, the Department has convened the Chubb Supervisory College (College) bi-annually since 2012, with regulator-only interim Colleges held in intervening years since 2017. The most recent College was held in September 2023. During these meetings, the College reviewed extensive information about Chubb, without material adverse comment.

The following is an overview of regulations for our operations in Switzerland, the U.S., Bermuda, and other international locations.

Swiss Operations
The Swiss Financial Market Supervisory Authority (FINMA) has the discretion to supervise Chubb on a group-wide basis. However, FINMA acknowledges the Department's assumption of group supervision over us.

In 2008, we formed Chubb Insurance (Switzerland) Limited which offers property and casualty insurance to Swiss companies, A&H, and personal lines insurance for individuals of Swiss companies. We have also formed a reinsurance subsidiary named Chubb Reinsurance (Switzerland) Limited, which we operate as primarily a provider of reinsurance to Chubb entities. Both companies are licensed and governed by FINMA.

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

Our U.S. insurance subsidiaries are required to file detailed annual and quarterly statutory financial statements with state insurance regulators. In addition, our U.S. insurance subsidiaries' operational and financial records are subject to examination at regular intervals by state regulators.

All states have enacted legislation that regulates insurance holding companies. This legislation provides that each U.S. insurance company in the insurance holding company system (system) is required to register with the insurance department of its state of domicile and furnish information concerning the operations of companies within the system that may materially affect the operations, management, or financial condition of our U.S. insurers. All transactions within a system must be fair and equitable. Notice to the appropriate insurance departments is required prior to the consummation of transactions affecting the ownership or control of an insurer and of certain material transactions between an insurer and an entity in its system. In addition, certain transactions may not be consummated without the prior approval of one or more such insurance departments.

We are also required to file annually with our domiciliary state insurance regulators an enterprise risk report that identifies material risks within our system that could pose enterprise risk to our U.S. insurers, a disclosure report that identifies our corporate governance practices, a report reflecting our internal assessment of material risks associated with our current business plan and the sufficiency of our capital resources to support those risks, and a group capital calculation report that provides a baseline quantitative measure for group risks.

Statutory surplus is an important measure used by the regulators and rating agencies to assess our U.S. insurance subsidiaries' ability to pay claims, support business operations, and provide dividend capacity. Our U.S. insurance subsidiaries are subject to various state statutory and regulatory restrictions that limit the amount of dividends that may be paid without prior approval from regulatory authorities. These restrictions differ by state, but are generally based on calculations incorporating statutory surplus, statutory net income, and/or investment income.

The National Association of Insurance Commissioners (NAIC) has promulgated a recommended risk-based capital requirement for P&C insurance companies. This risk-based capital formula is used by many state regulatory authorities to identify insurance companies that may be undercapitalized and which merit further regulatory attention. These requirements are designed to monitor capital adequacy using a formula that prescribes a series of risk measurements to determine a minimum capital amount for an insurance company, based on the profile of the individual company. The ratio of a company's adjusted policyholder surplus to its minimum capital requirement will determine whether state regulatory action is required. There are progressive risk-based capital failure levels that trigger more stringent and intrusive regulatory action. If an insurer's policyholders' surplus falls below the Mandatory Control Level (70 percent of the Authorized Control Level, as defined by the NAIC), the relevant insurance commissioner is required to place the insurer under regulatory control.

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

From time to time, Chubb and its subsidiaries and affiliates receive inquiries from state agencies and attorneys general, with which we generally comply, seeking information concerning business practices, such as underwriting, claims handling, loss experience, and insurance availability. Moreover, many recent factors, such as consequences of and reactions to industry and economic conditions and focus on domestic issues, have contributed to the potential for change in the legal and regulatory framework applicable to Chubb's U.S. operations and businesses. We cannot assure that changes in laws or investigative or enforcement activities in the various states in the U.S. will not have a material adverse impact on our financial condition, results of operations, or business practices.

We are subject to numerous U.S. federal and state laws governing the protection of personal and confidential information of our clients or employees. These laws and regulations are increasing in complexity, and the requirements are extensive and detailed. Numerous states require us to certify our compliance with their data protection laws.

We are subject to the New York Department of Financial Services’ Cybersecurity Regulation (the NYDFS Cybersecurity Regulation) which mandates detailed cybersecurity standards and other obligations for all institutions, including insurance entities, authorized by the NYDFS to operate in New York. Among the requirements are the maintenance of a cybersecurity program with governance controls, risk-based minimum data security standards for technology systems, cyber breach preparedness and response requirements, including reporting obligations, vendor oversight, training, program record keeping, audit and risk assessment requirements, and certification obligations. Because our North America systems are integrated, our companies domiciled in other states may also be impacted by this requirement.

Additionally, the NAIC adopted an Insurance Data Security Model Law, which requires licensed insurance entities to comply with detailed information security requirements. The NAIC model law is similar in many respects to the NYDFS Cybersecurity Regulation.

The NAIC has also adopted a Model Bulletin on the Use of Artificial Intelligence Systems by Insurers. This is intended to be a template for state regulators to use when issuing guidance about AI governance, risk management controls, internal audit functions, and third-party systems. The Model Bulletin also advises insurers of the information and documentation that insurance regulators may request during exams and investigation of insurers' AI systems, including third-party AI systems. This bulletin may be adopted by state insurance departments which in turn may impact our use of artificial intelligence tools in our business operations.

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

Bermuda domiciled subsidiaries must prepare and file with the BMA, audited annual statutory financial statements and audited annual financial statements prepared in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP), International Financial Reporting Standards (IFRS), or any such other generally accepted accounting principles as the BMA may recognize. The U.S. GAAP audited financial statements are made public by the BMA. The Insurance Act prescribes rules for the preparation and content of the statutory financial statements that require Bermuda domiciled subsidiaries to give detailed information and analyses regarding premiums, claims, reinsurance, and investments. In addition, each year, the Bermuda domiciled insurers are required to file with the BMA a capital and solvency return along with an annual statutory financial return. The prescribed form of capital and solvency return is comprised of the BMA’s risk-based capital model, termed the Bermuda Solvency Capital Requirement (BSCR) or an approved internal capital model in lieu thereof; a statutory economic balance sheet; the approved actuary’s opinion; and several prescribed schedules. The BSCR is a tool to assist the BMA both in measuring risk and in determining appropriate levels of capitalization. The BSCR employs a standard mathematical model that correlates the risk underwritten by Bermuda insurers to their capital. The BSCR framework applies a standard measurement format to the risk associated with an insurer's assets, liabilities, and premiums, including a formula to take into account catastrophe risk exposure.

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
•monitor exposure accumulations relative to established guidelines; and
•ensure effective internal risk management communication up to management and the Board (including our Risk & Finance Committee), down to the various business units and legal entities, and across the firm; and
•Disclosure: develop protocols and processes for risk-related disclosure internally as well as externally to rating agencies, regulators, shareholders and analysts.

Chubb Group's Risk and Underwriting Committee (RUC) reports to and assists the Chief Executive Officer in the oversight and review of the ERM framework which covers the processes and guidelines used to manage the entire landscape of insurance, financial, strategic, and operational risks. The RUC is chaired by Chubb Group’s Chief Risk Officer (Chair). The RUC meets at least twice a quarter, and is comprised of Chubb Group's most senior executives which, in addition to the Chair, includes the Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer, Chief Investment Officer, Chief Actuary, Chief Claims Officer, General Counsel, President – North America Insurance, President – Overseas General Insurance, and Chief Underwriting Officer.

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

Chubb has a comprehensive, coordinated global environmental program that is embedded in all areas of the organization and its activities and performance are reported to the executive team. The senior executive responsible for overseeing the global environmental program is the Global Climate Officer (GCO). The GCO reports to both the CEO, who approves the goals and objectives of the environmental program, and Chubb's General Counsel. The GCO has executive management responsibility for Chubb's climate-related strategies, including business and policy initiatives and coordination with the Chief Risk Officer and Chief Underwriting Officer regarding the execution of related underwriting and portfolio management processes.

The potential impacts of climate change on the insurance industry, including Chubb, are complex, myriad and will develop over a multi-year time horizon. These risks primarily include physical risks, transition risks and liability risks. Physical risks arise from direct weather–related events, such as floods, storms and wildfire and these risks may increase insurance claims.

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

Chubb regularly applies exclusions as part of its underwriting process, which depend on the specific conditions and circumstances of the risk being evaluated. Those exclusions may reflect risk-based environmental and climate-related considerations, such as restricted participation in certain industries, including mining and reclamation operations, oil refining, pipeline and related distribution operations, and chemical manufacturing and distribution. Chubb adopted a policy limiting underwriting in companies involved in thermal coal and projects involving direct mining or in-situ extraction and processing of bitumen from oil sands. Chubb also introduced underwriting criteria for oil and gas extraction projects which require reduction of methane emissions and is supporting clients with Chubb’s Methane Resource Hub which offers clients information and insights for measuring and mitigating methane emissions. Additionally, we continue to assess our investment in carbon–intensive industries and plans for transitioning to a lower–carbon economy. As part of this assessment, Chubb has pledged to not make new debt or equity investments in companies that generate more than 30 percent of revenues from thermal coal mining or energy production from coal. Chubb closely follows emerging trends in climate litigation to assess potential risks to additional insurance products.

Chubb mitigates exposure to climate change risk by ceding catastrophe risk in our insurance portfolio through both reinsurance and capital markets, and our investment portfolio through the diversification of risk, industry, location, type and duration of security. Asset concentrations are actively managed in hurricane-and flood-exposed areas, and our investment portfolio is relatively short in duration with an average duration of about five years.

Chubb supports industries involved in mitigating climate risk, through our global climate business unit, Chubb Climate+, which offers solutions to Cleantech companies and the renewable energy sector.

Tax Matters
Refer to “Risk Factors”, under Item 1A and Note 1 t) and Note 12 to the Consolidated Financial Statements, under Item 8.

Information about our Executive Officers

The following sets forth information regarding our executive officers as of February 23, 2024:

Name	Age	Position
Evan G. Greenberg	69	Chairman, Chief Executive Officer, and Director
Timothy A. Boroughs	74	Executive Vice President and Chief Investment Officer
Peter C. Enns	58	Executive Vice President and Chief Financial Officer
Bryce L. Johns	48	Senior Vice President; President, Chubb Life
John W. Keogh	59	President and Chief Operating Officer
John J. Lupica	58	Vice Chairman; President, North America Insurance
Frances D. O'Brien	65	Executive Vice President; Chief Risk Officer
Juan Luis Ortega	49	Executive Vice President; President, Overseas General Insurance
Joseph F. Wayland	66	Executive Vice President and General Counsel

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

Bryce L. Johns was appointed Senior Vice President, Chubb Group and President, Chubb Life in April 2022. Mr. Johns has more than 25 years of experience in insurance, wealth management and capital management. Mr. Johns previously served as Group General Manager and Global CEO of HSBC Life and Insurance Partnerships from August 2016 to December 2021, where he was responsible for HSBC Life's 10 businesses across Asia, Europe and Latin America, and the group's strategic insurance distribution partnerships globally. Prior to joining HSBC in 2016, Mr. Johns led bancassurance for Citigroup globally and held a leadership role for regional branch distribution in Asia. Earlier in his career, Mr. Johns held leadership roles at Manulife Asia in Hong Kong and at Old Mutual Group in South Africa, India and the U.K.

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

Frances D. O'Brien was appointed Executive Vice President, Chubb Group and Chief Risk Officer of Chubb Limited in April 2023. Ms. O'Brien has more than 40 years of insurance industry experience. Before her current role, Ms. O'Brien served as Senior Vice President and Deputy Chief Risk Officer from January 2022 to March 2023, and from 2016 to 2021 was Division President, North America Personal Risk Services. Ms. O'Brien served as Senior Vice President, Chief Risk Officer of The Chubb Corporation at the time of its acquisition by Chubb Limited in 2016, and prior to that served in a number of positions at The Chubb Corporation of increasing responsibility in actuarial, product development and underwriting, including Chubb Personal Insurance (CPI) Chief Underwriting Officer, CPI Chief Underwriting Officer for International Business, and CPI Worldwide Underwriting Manager.

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
We have substantial exposure to losses resulting from natural disasters, man-made catastrophes, such as terrorism or cyber-attack, and other catastrophic events, including pandemics. This could impact a variety of our businesses, including our commercial and personal lines, and life and accident and health (A&H) products. Catastrophes can be caused by various events, including hurricanes, typhoons, earthquakes, hailstorms, droughts, explosions, severe winter weather, fires, war, acts of terrorism, nuclear accidents, political instability, and other natural or man-made disasters, including a global or other wide-impact pandemic or a significant cyber-attack. The incidence and severity of catastrophes are inherently unpredictable and our losses from catastrophes could be substantial. In addition, climate change and resulting changes in global temperatures, weather patterns, and sea levels may both increase the frequency and severity of natural catastrophes and the resulting losses in the future and impact our risk modeling assumptions. We cannot predict the impact that changing climate conditions, if any, may have on our results of operations or our financial condition. Additionally, we cannot predict how legal, regulatory and/or social responses to concerns around global climate change and the resulting impact on various sectors of the economy may impact our business. Exposure to cyber risk is increasing systematically due to greater digital dependence and increases possible losses due to a catastrophic cyber event. Cyber catastrophic scenarios are not bound by time or geographic limitations and cyber catastrophic perils do not have well-established definitions and fundamental physical properties. Rather, cyber risks are engineered by human actors and thus are continuously evolving, often in ways that are engineered specifically to evade established loss mitigation controls. The occurrence of claims from catastrophic events could result in substantial volatility in our results of operations or financial condition for any fiscal quarter or year. Although we attempt to manage our exposure to such events through the use of underwriting controls, risk models, and the purchase of third-party reinsurance, catastrophic events are inherently unpredictable and the actual nature of such events, when they occur, could be more frequent or severe than contemplated in our pricing and risk management expectations. As a result, the occurrence of one or more catastrophic events could have an adverse effect on our results of operations and financial condition.

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

We include in our loss reserves liabilities for latent claims, such as asbestos and environmental (A&E), which are principally related to claims arising from remediation costs associated with hazardous waste sites and bodily-injury claims related to exposure to asbestos products and environmental hazards. At December 31, 2023, gross A&E liabilities represented approximately 1.8 percent of our gross loss reserves. The estimation of these liabilities is subject to many complex variables including: the current legal environment; specific settlements that may be used as precedents to settle future claims; assumptions regarding trends with respect to claim severity and the frequency of higher severity claims; assumptions regarding the ability to allocate liability among defendants (including bankruptcy trusts) and other insurers; the ability of a claimant to bring a claim in a state in which it has no residency or exposure; the ability of a policyholder to claim the right to non-products coverage; whether high-level excess policies have the potential to be accessed given the policyholder's claim trends and liability situation; payments to unimpaired claimants; and the potential liability of peripheral defendants. Accordingly, the ultimate settlement of losses, arising from either latent or non-latent causes, may be significantly greater or less than the loss and loss expense reserves held at the balance sheet date. In addition, the amount and timing of the settlement of our P&C liabilities are uncertain and our actual payments could be higher than contemplated in our loss reserves owing to the impact of insurance, judicial decisions, and/or social inflation. If our loss reserves are determined to be inadequate, we may be required to increase loss reserves at the time of the determination and our net income and capital may be reduced.

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

However, there are inherent limitations in all of these tactics, and no assurance can be given against the possibility of an event or series of events that could result in loss levels that could have an adverse effect on our financial condition or results of operations. It is also possible that losses could manifest themselves in ways that we do not anticipate and that our risk mitigation strategies are not designed to address. Additionally, various provisions of our policies, such as limitations or exclusions from coverage or choice of forum negotiated to limit our risks, may not be enforceable in the manner we intend. As a result, one or more natural or man-made catastrophes, terrorism, or other events could result in claims that substantially exceed our expectations, which could have an adverse effect on our results of operations and financial condition.

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

There is no guarantee our desired amounts of reinsurance or retrocessional reinsurance will be available in the marketplace in the future. In addition to capacity risk, the remaining capacity may not be on terms we deem appropriate or acceptable or with companies with whom we want to do business. Finally, we face some degree of counterparty risk whenever we purchase reinsurance or retrocessional reinsurance. Consequently, the insolvency of these counterparties, or the inability, or unwillingness of any of our present or future reinsurers to make timely payments to us under the terms of our reinsurance or retrocessional agreements could have an adverse effect on us. At December 31, 2023, we had $20.2 billion of reinsurance recoverables, net of reserves for uncollectible recoverables.

Certain active Chubb companies are primarily liable for A&E and other exposures they have reinsured to our inactive run-off company Century Indemnity Company (Century). At December 31, 2023, the aggregate reinsurance balances ceded by our active subsidiaries to Century were approximately $1.8 billion. Should Century's loss reserves experience adverse development in the future and should Century be placed into rehabilitation or liquidation, the reinsurance recoverables due from Century to its affiliates would be payable only after the payment in full of third-party expenses and liabilities, including administrative expenses and direct policy liabilities. Thus, the intercompany reinsurance recoverables would be at risk to the extent of the shortage of assets remaining to pay these recoverables. While we believe the intercompany reinsurance recoverables from Century are not impaired at this time, we cannot assure that adverse development with respect to Century's loss reserves, if manifested, will not result in Century's insolvency, which could result in our recognizing a loss to the extent of any uncollectible reinsurance from Century. This could have an adverse effect on our results of operations and financial condition.

Our net income and Shareholders' equity may be volatile because certain products sold by our life insurance businesses expose us to future policy benefit (FPB) reserve and market risk benefits changes that are directly affected by market and other factors and assumptions.
Our pricing, establishment of liabilities for life insurance and annuity products, including reinsurance programs, are based upon various assumptions, including but not limited to equity market changes, interest rates, mortality rates, morbidity rates, and policyholder behavior. With the adoption of long-duration targeted improvements (LDTI), the accounting for our FPB reserves is also sensitive to changing interest rate conditions. We are required to update for changes in discount rates quarterly and review assumptions at least annually, which could cause volatility in our net income and shareholders' equity.

Guaranteed minimum death benefits (GMDB) and guaranteed living benefits (GLB), principally guaranteed minimum income benefits (GMIB), associated with variable annuity contracts, are collectively referred to as market risk benefits (MRB). The process of establishing MRB liabilities relies on our ability to accurately estimate insured events that have not yet occurred but that are expected to occur in future periods. Significant deviations in actual experience from assumptions used for pricing and for MRB liabilities could have an adverse effect on the profitability of our products and our business.

Under reinsurance programs covering variable annuity guarantees, we assumed the risk of GMDB and GMIB associated with variable annuity contracts. We ceased writing this business in 2007. Our net income is directly impacted by the changes in the MRB liability reflecting market conditions, policyholder behavior, and other changes in assumptions. We view our variable annuity reinsurance business as having a similar risk profile to that of catastrophe reinsurance, with the probability of long-term economic loss relatively small at the time of pricing. Adverse changes in market factors and policyholder behavior will have an impact on consolidated net income.

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

As stated, our fixed income portfolio is primarily invested in high quality, investment-grade securities. However, a smaller portion of the portfolio, approximately 17 percent at December 31, 2023, is invested in below investment-grade securities. These securities, which pay a higher rate of interest, also have a higher degree of credit or default risk and may also be less liquid in times of economic weakness or market disruptions. While we have put in place procedures to monitor the credit risk and liquidity of our invested assets, it is possible that, in periods of economic weakness (such as recession), we may experience credit or default losses in our portfolio, which could adversely affect our results of operations and financial condition.

As a part of our ongoing analysis of our investment portfolio, we are required to assess current expected credit losses for our private debt held-for-investment and evaluate expected credit losses for available-for-sale securities when fair value is below amortized cost, which considers reasonable and supportable forecasts of future economic conditions in addition to information about past events and current conditions. This analysis requires a high degree of judgment. Financial assets with similar risk characteristics and relevant historical loss information are included in the development of an estimate of expected lifetime losses. Declines in relevant stock and other financial markets and other factors impacting the value of our investments could result in an adverse effect on our net income and other financial results.

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

A decline in our financial strength ratings could affect our standing among distribution partners and customers and cause our premiums and earnings to decrease. A decline in our credit ratings could increase our borrowing costs and impact our ability to access capital markets.
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
Chubb Limited is a holding company that owns shares of its operating insurance and reinsurance subsidiaries along with several loans receivable from affiliates. Beyond this it does not itself have any significant operations or liquid assets. Repayment of loans receivable, guarantee fees and dividends and other permitted distributions from our insurance subsidiaries are its primary sources of funds to meet ongoing cash requirements, including any future debt service payments, other expenses, repurchases of its shares, and paying dividends to our shareholders. Some of our insurance subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. The inability of our insurance subsidiaries to pay dividends (or other intercompany amounts due, such as intercompany debt obligations) in an amount sufficient to enable us to meet our cash requirements at the holding company level could have an adverse effect on our operations and our ability to repurchase shares and pay dividends to our shareholders.

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

Any future revocation, lapse, expiration, or loss of our Swiss tax rulings or the inability to conduct repurchases in accordance with these rulings could jeopardize our ability to continue repurchasing our shares.

Our operating results and shareholders' equity may be adversely affected by currency fluctuations.
Our reporting currency is the U.S. dollar. In general, we match assets and liabilities in local currencies. Where possible, capital levels in local currencies are limited to satisfy minimum regulatory requirements and to support local insurance operations. The principal currencies creating foreign exchange risk are the Korean won, Chinese yuan, Canadian dollar, Australian dollar, Taiwan dollar, Mexican peso, Brazilian real, Thai baht, British pound sterling, and euro. At December 31, 2023, approximately 31.8 percent of our unhedged net assets were denominated in foreign currencies. We may experience losses resulting from fluctuations in the values of non-U.S. currencies, which could adversely impact our results of operations and financial condition.

Operational

The regulatory and political regimes under which we operate, and their volatility, could have an adverse effect on our business.
We may from time-to-time face challenges resulting from changes in applicable law and regulations in particular jurisdictions, or changes in approach to oversight of our business from insurance or other regulators.

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

Furthermore, governments, regulators, investors, customers, and other stakeholders have increased their focus on climate change risk reporting. A variety of governments and regulators have adopted or are in the process of adopting climate change and greenhouse gas emissions disclosure requirements for which Chubb and certain of its individual subsidiaries are or will be subject to in the future. Chubb also receives requests for information from investors, customers and other stakeholders from time to time on various aspects of its policies and strategies relating to climate change. This has resulted in expanded and increasingly complex expectations related to reporting under multiple, various, disparate and potentially inconsistent reporting requirements, increased due diligence, and potential requirements for the reporting of scope 3 emissions. Responding to such disclosure requirements and requests involves risks and uncertainties, including depending in part on estimates and third-party data that is outside our control. New reporting standards, regulations and requirements with various aims and goals could expose us to legal, regulatory, investor and other stakeholder scrutiny, and customers that disagree with our actions or reporting on climate change may determine not to do business with us, all of which may adversely affect our business, reputation and results of operations.

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

For example, we are subject to the New York Department of Financial Services’ Cybersecurity Regulation (the NYDFS Cybersecurity Regulation) which mandates detailed cybersecurity standards and other obligations for all institutions, including insurance entities, authorized by the NYDFS to operate in New York. The NYDFS Cybersecurity Regulation has increased our compliance costs and could increase the risk of noncompliance and subject us to regulatory enforcement actions and penalties, as well as reputation risk.

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

The EU General Data Protection Regulation (the GDPR) is a comprehensive regulation applying across all EU member states. All our business units (regardless of whether they are located in the EU) may be subject to the GDPR when personal data is processed in relation to the offer of goods and services to individuals within the EU. Our failure to comply with GDPR and other countries’ privacy or data security-related laws, rules or regulations could result in significant penalties imposed by regulators, which could have an adverse effect on our business, financial condition, and results of operations.

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

Regulatory standards relating to the use of artificial intelligence are evolving in the countries where we do business, and may increase risks associated with bias, unfair discrimination, transparency, and information security. The application of existing law and introduction of new or revised laws and regulations may require changes in our operations and increase compliance costs.

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

Our ability to adequately price products and services, to establish reserves, to provide effective, efficient and secure service to our customers, to value our investments and to timely and accurately report our financial results also depends significantly on the integrity and availability of the data we maintain, including that within our information systems, as well as data in and assets held through third-party service providers and systems. Like all global companies, our systems and those of our third-party service providers, have been, and will likely continue to be, targeted by or subject to viruses, malware or other malicious codes, unauthorized access, cyber-attacks, cyber frauds, ransomware or other unauthorized occurrences, on or conducted through our information systems, which jeopardize the confidentiality, integrity or availability of our information or information systems. Cybersecurity threats are rapidly evolving and those threats and the means for obtaining access to our systems are becoming increasingly sophisticated. Cybersecurity threats can originate from a wide variety of sources including terrorists, nation states, financially motivated actors, internal actors, or third parties, such as external service providers, and the techniques used change frequently or are often not recognized until after they have been launched. The rapid evolution and increased adoption of artificial intelligence technologies may intensify our cybersecurity risks including the deployment of artificial intelligence by bad actors intent on finding and exploiting vulnerabilities, their use of "deep fakes," and long-term persistent attacks. Although we have implemented administrative and technical controls and have taken protective actions designed to reduce the risk of cyber incidents and to protect our information technology and assets, including conducting due diligence security reviews and negotiating agreements with third-party service providers, and we additionally endeavor to modify such procedures and agreements as circumstances warrant, such measures may be insufficient to prevent unauthorized access, computer viruses, malware or other malicious code or cyber-attack, ransomware, phishing scams, or similar attempts to fraudulently induce our employees or others to take actions which compromise our information or information systems, business compromise attacks, catastrophic events, system failures and disruptions, employee errors, negligence or malfeasance, loss of assets or data and other events that could have security consequences (each, a Security Event). As the breadth and complexity of our security infrastructure continues to grow, the risk of a Security Event increases. Such an event or events may jeopardize Chubb's or its clients' or counterparties' confidential and other information processed and stored within Chubb, and transmitted through its information systems, or otherwise cause interruptions, delays, or malfunctions in Chubb's, its clients', its counterparties', or third parties' operations, or result in data loss or loss of assets which could result in significant losses, reputational damage or an adverse effect on our operations and critical business functions. Chubb may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures and to pursue recovery of lost data or assets and we may be subject to litigation costs and losses, regulatory penalties (as described above) and financial losses that are either not insured against or not fully covered by insurance maintained. In instances where we rely on third parties to perform business functions and process data on our behalf, Chubb may be exposed to additional data security risk as a result of Security Events that impact the third party or others upon whom they rely.

Despite the contingency plans and facilities, we have in place and our efforts to observe the regulatory requirements surrounding information security, our ability to conduct business may be adversely affected by a disruption of the infrastructure that supports our business in the communities in which we are located, or of outsourced services or functions. This may include a disruption involving electrical, communications, transportation, or other services used by Chubb or third parties on whom we rely. If a disruption occurs in one location and Chubb employees in that location are unable to conduct business or communicate with or travel to other locations, our ability to service and interact with clients may suffer and we may not be able to successfully implement contingency plans that depend on communication or travel.

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
Our success depends on our ability to retain the services of our existing key executives and to attract and retain additional qualified personnel in the future. The loss of the services of any of our key executives or the inability to hire and retain other highly qualified personnel in the future could adversely affect our ability to conduct or grow our business. This risk may be particularly acute for us relative to some of our competitors because some of our senior executives work in countries where they are not citizens, and work permit and immigration issues could adversely affect the ability to retain or hire key persons. We do not maintain key person life insurance policies with respect to our employees.

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

Recent technological advancements in the insurance industry and information technology industry present new and fast-evolving competitive risks as participants seek to increase transaction speeds, lower costs, and create new opportunities. Advancements in technology are occurring in underwriting, claims, distribution, and operations at a pace that may quicken, including as companies increase use of data analytics, artificial intelligence and other technology as part of their business strategy. We will be at a competitive disadvantage if, over time, our competitors are more effective than us in their utilization of technology and evolving data analytics. If we do not anticipate or keep pace with these technological and other changes impacting the insurance industry, it could limit our ability to compete in desired markets.

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

Historically, our Bermuda operations have not been subject to Bermuda income tax. However, on December 27, 2023, the Government of Bermuda enacted a 15 percent income tax effective January 1, 2025.

We currently anticipate that the new Bermuda income tax would be a covered tax under the OECD’s global minimum tax regime discussed in our Risk Factor below titled “The Organization for Economic Cooperation and Development (OECD), European Union (EU), Swiss Federal Council, and other jurisdictions are considering, have considered, or have passed measures that might change long standing tax principles that could increase our taxes.” Therefore, we would expect any implementation of the OECD global minimum tax regime to count any enacted Bermuda income tax toward such OECD minimum tax.

The imposition of the Bermuda corporate income tax could have an adverse effect on our results of operations beginning in 2025.

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

The Organization for Economic Cooperation and Development (OECD), European Union (EU), Swiss Federal Council, and other jurisdictions are considering, have considered, or have passed measures that might change long standing tax principles that could increase our taxes.
The OECD has published a framework for taxation that in many respects is different than long standing international tax principles. This framework and proposed changes could redefine what income is taxed in which country and institute a 15 percent global minimum tax in 2024 or later years. To date, many EU and other countries have enacted the 15 percent global minimum tax. Switzerland has enacted aspects of these rules but has not enacted the income inclusion rule or under taxed payment rule. The enactment of these reforms remains uncertain at this time, but if enacted could cause uncertainties to and increases in our income taxes.

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
Our dividends are generally subject to a Swiss withholding tax at a rate of 35 percent; however, payment of a dividend in the form of a capital contribution reserve reduction or par value reduction is not subject to Swiss withholding tax. We have previously obtained shareholder approval for dividends to be paid in such form. It is our practice to recommend to shareholders that they annually approve the payment of dividends in such form, but we cannot assure that our shareholders will continue to approve a reduction in such form each year or that we will be able to meet the other legal requirements for a reduction, or that Swiss withholding tax rules will not be changed in the future. We estimate we would be able to pay dividends in such form, and thus exempt from Swiss withholding tax, until 2028–2033. This range may vary depending upon changes in annual dividends, special dividends, certain share repurchases, the U.S. dollar/Swiss franc exchange rate, changes in par value or capital contribution reserves or adoption of changes or new interpretations to Swiss corporate or tax law or regulations.

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

ITEM 1C. Cybersecurity and Risk Governance

Risk management and strategy
As detailed in our risk factors included in Item 1A, Chubb recognizes the significant risks posed by cybersecurity and data protection challenges, which could adversely affect our business, financial condition, and results of operations. We have implemented a risk-based approach to identify and assess the cybersecurity threats that could affect our business and information systems, and we evaluate changes and enhancements to our technology environment as well as conduct third party assessments to confirm that they meet our information security control requirements. Our cybersecurity program and control environment incorporate appropriate industry standards and best practices, such as the National Institutes of Standards and Technology Cyber Security Framework (NIST CSF), and is designed to comply with numerous U.S. federal and state and international laws, rules and regulations governing the protection of personal and confidential information of our clients and employees. We use various tools and methods to assess, identify and manage cybersecurity risk that are tested regularly, including the following:

Technological Tools
Chubb uses information security tools designed to protect information and systems. Our Information Security team regularly monitors these tools to discover and respond promptly to anomalous and suspicious patterns. We also participate in information sharing networks (government and private) and deploy system updates and other technologies.

Employee Training
We endeavor to provide all employees with data protection training. Employees involved with information protection, privacy and other risk management specialties also engage in specialized role-based training as is practicable. We use a variety of training methods, including computer-based training, role-based training, company intranet awareness campaigns and various simulation exercises.

Data Protection Culture
Chubb actively promotes a data protection culture. We maintain policies and standards designed to protect personal and corporate information. The policies and standards are developed by a multi-disciplinary team, with participation from information security and IT compliance, privacy, IT legal, compliance and business representatives.

Risk Assessments and Operational Audit
Our information security policies and protocols undergo regular assessments and audits, and we engage with external parties to review our protections, including benchmarking to industry standards and best practices, such as the NIST CSF. In addition, we benchmark our programs against key regulatory frameworks and conduct technical assessments of our controls, which may include penetration testing and other technical testing. These processes are integrated into our established Enterprise Risk Management (ERM) framework, which is led by Chubb's senior management and overseen by our Board's Risk & Finance Committee. Refer to “Enterprise Risk Management“ under Item 1 for further description of our ERM function and Board oversight.

Chubb uses risk-based processes to oversee and identify cybersecurity risks associated with the use of third-party service providers and third-party hardware. These processes include contractual controls as well as risk-based diligence processes, periodic assessments, and monitoring. Chubb recognizes the growing risk associated with third-party hardware, software, and services, and we have taken steps we believe are appropriate to manage those risks. We review third-party software and hardware in our environment to understand the components used and what impact they could have on our overall cyber risk environment.

To our knowledge, and as of the filing date on this annual report, risks from cybersecurity threats, including potential risks arising from previous cybersecurity incidents, have not materially affected, nor are they reasonably likely to materially affect Chubb’s business strategy, results of operations, or financial condition. For more detail regarding cybersecurity threats, see our risk factor titled “A failure in our operational systems or infrastructure or those of third parties, including due to security breaches or cyber-attacks, could disrupt business, damage our reputation, and cause losses” under Item 1A.

Board and Management Governance
We have cybersecurity and information technology oversight at the Board and management levels. Direct Chubb Board-level oversight is generally within the purview of two of the Board’s committees: Audit and Risk & Finance.

The Audit Committee is responsible for oversight of our cybersecurity program and related exposures and risks. The Audit Committee periodically reports to the full Board and consults with the Risk & Finance Committee on such matters. The Audit Committee’s review and oversight generally encompasses data breach risk and impact, cyber protection and detection controls, privacy matters, third-party risks (including risks from cybersecurity threats associated with any third-party service providers), cyber trends and events, and other topics. The Risk & Finance Committee is responsible for oversight of risk generally and identifying significant risks, which may include risks relating to cybersecurity and privacy, business continuity risk (including the resilience of IT operations and physical infrastructure) and cyber underwriting risk. The oversight responsibilities of the Audit and Risk & Finance Committees with respect to cyber security and information technology risks are each set forth in their respective charters. Members of management, including our Chief Information Security Officer (CISO) and Global Chief Technology Officer (CTO), regularly provide updates to these committees in person and through written reports. The Audit and Risk & Finance Committees also conduct a joint meeting on ERM matters, which includes coverage of strategic risk priorities, as well as Chubb’s actions and mitigation efforts in response to such risks.

Cybersecurity risk management oversight is led by our CISO and CTO. Prior to joining Chubb in 2015, our CISO was Director of the threat analytics platform for a major cybersecurity incident detection and response company. Prior to that, our CISO was an executive leader within the information security practice and a technical architect with two global accounting firms. Our CTO has extensive experience as a chief technology officer in digital-first environments and was previously the chief technology officer of a large global bank, responsible for the bank’s core infrastructure, end-user technology, production support, group architecture, cloud technology, and software license management. Our CTO holds a master’s degree in geographical information systems and a bachelor’s degree in artificial intelligence and computer science. Chubb management also benefits from the advice provided by a Cyber Advisory Board of external experts. The members of the Cyber Advisory Board have extensive experience and deep expertise on cybersecurity matters, several having served in senior government positions with executive responsibility for identifying and mitigating cyber threats across the globe.

Chubb management continues to prioritize investments in cybersecurity to protect the confidentiality, integrity and availability of our data. In accordance with our cybersecurity risk assessment processes, we have deployed a set of cybersecurity controls to protect Chubb. We also maintain a data security incident response plan, applied at an enterprise level, to facilitate our ability to rapidly detect and address data security incidents with the goals of: (i) minimizing risk to data and systems; (ii) quickly recovering and resuming operations; (iii) where applicable, providing timely notice of an incident to regulators and providing timely notice and remediation services to affected individuals; (iv) minimizing potential brand damage; (v) managing litigation, investigations and disputes that may arise in the aftermath of an incident; and (vi) identifying opportunities to enhance Chubb’s data security approach. Consistent with our incident response plan, the CISO informs the Chief Privacy Officer, who is a member of our legal team, and they notify other members of management of significant cybersecurity incidents and provide them with regular updates on the status of such incidents, including mitigation, remediation, and steps to avoid recurrence.

ITEM 2. Properties
We maintain office facilities around the world including in North America, China, Europe (including our principal executive offices in Switzerland), Bermuda, Latin America, Asia Pacific, and Japan. Most of our office facilities are leased, although we own major facilities in Hamilton, Bermuda; Seoul, South Korea; Beijing and Shanghai, China; and in the U.S., including in Philadelphia, Pennsylvania; Wilmington, Delaware; and Simsbury, Connecticut. Management considers its office facilities suitable and adequate for the current level of operations.

ITEM 3. Legal Proceedings
The information required with respect to Item 3 is included in Note 14 i) to the Consolidated Financial Statements, under Item 8, which is hereby incorporated herein by reference.

ITEM 4. Mine Safety Disclosures
Item not applicable.

PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Shares have been listed on the New York Stock Exchange since March 25, 1993, with a current par value of CHF 0.50 per share. The trading symbol for our Common Shares is "CB".

We have paid dividends each quarter since we became a public company in 1993. In 2023 and 2022, our annual dividends were paid by way of a distribution from capital contribution reserves (Additional paid-in capital) through the transfer of dividends from Additional paid-in capital to Retained earnings (free reserves) as approved by our shareholders.

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

The number of record holders of Common Shares as of February 16, 2024 was 6,922. This is not the actual number of beneficial owners of Chubb's Common Shares since most of our shareholders hold their shares through a stockbroker, bank or other nominee rather than directly in their own names.

Refer to Part III, Item 12 for information relating to compensation plans under which equity securities are authorized for issuance.

Issuer's Repurchases of Equity Securities for the Three Months Ended December 31, 2023

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan (3)
October 1 through October 31	98,280	$209.37	96,000	$4.38	billion
November 1 through November 30	955,371	$224.25	953,000	$4.17	billion
December 1 through December 31	2,146,123	$226.90	2,142,000	$3.68	billion
Total	3,199,774	$225.57	3,191,000
(1)This column represents open market share repurchases and the surrender to Chubb of Common Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and to cover the cost of the exercise of options by employees through stock swaps.
(2)The aggregate value of shares purchased in the three months ended December 31, 2023 as part of the publicly announced plan was $720 million. Refer to Note 15 to the Consolidated Financial Statements for more information on the Chubb Limited securities repurchase authorizations.
(3)For the period January 1, 2024 through February 22, 2024, we repurchased 269,450 Common Shares for a total of $67 million in a series of open market transactions. As of February 22, 2024, $3.62 billion in share repurchase authorization remained.

Performance Graph
Set forth below is a line graph comparing the dollar change in the cumulative total shareholder return on Chubb's Common Shares from December 31, 2018, through December 31, 2023, as compared to the cumulative total return of the Standard & Poor's 500 Stock Index and the cumulative total return of the Standard & Poor's Property-Casualty Insurance Index. The cumulative total shareholder return is a concept used to compare the performance of a company's stock over time and is the ratio of the stock price change plus the cumulative amount of dividends over the specified time period (assuming dividend reinvestment), to the stock price at the beginning of the time period. The chart depicts the value on December 31, 2019, 2020, 2021, 2022, and 2023, of a $100 investment made on December 31, 2018, with all dividends reinvested.

$250
$200
$150
$100
$50
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Chubb
S&P 500 Index
S&P 500 P&C Index

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Chubb Limited	$100	$123	$125	$159	$185	$193
S&P 500 Index	$100	$131	$156	$200	$164	$207
S&P 500 P&C Index	$100	$126	$135	$161	$191	$212

ITEM 6. [Reserved]

Item not applicable.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition and results of operations for the years ended December 31, 2023 and 2022 and comparisons between 2023 and 2022. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes, under Item 8 of this Form 10-K. Comparisons between 2022 and 2021 have been omitted from this Form 10-K, but can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Form 10-K for the year ended December 31, 2022.

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
•changes to our assessment as to whether it is more likely than not that we will be required to sell, or have the intent to sell, available-for-sale fixed maturity investments before their anticipated recovery;
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
•acquisitions made performing differently than expected, our failure to realize anticipated expense-related efficiencies or growth from acquisitions, the impact of acquisitions on our pre-existing organization, and risks and uncertainties relating to our outstanding purchases of additional interests in Huatai Insurance Group Co., Ltd. (Huatai Group);
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

Critical Accounting Estimates
Our Consolidated Financial Statements include amounts that, either by their nature or due to requirements of generally accepted accounting principles in the U.S. (U.S. GAAP), are determined using best estimates and assumptions. While we believe that the amounts included in our Consolidated Financial Statements reflect our best judgment, actual amounts could ultimately materially differ from those currently presented. We believe the items that require the most subjective and complex estimates are:

•unpaid loss and loss expense reserves, including long-tail asbestos and environmental (A&E) reserves and non-A&E casualty exposures;
•future policy benefits reserves;
•the valuation of value of business acquired (VOBA);
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

Unpaid losses and loss expenses
As an insurance and reinsurance company, we are required by applicable laws and regulations and U.S. GAAP to establish loss and loss expense reserves for the estimated unpaid portion of the ultimate liability for losses and loss expenses under the terms of our policies and agreements with our insured and reinsured customers. At December 31, 2023, our gross unpaid loss and loss expense reserves were $80.1 billion and our net unpaid loss and loss expense reserves were $62.2 billion. With the exception of certain structured settlements, for which the timing and amount of future claim payments are reliably determinable, and certain reserves for unsettled claims, our loss reserves are not discounted for the time value of money. The net undiscounted reserves related to structured settlements and certain reserves for unsettled claims are immaterial.

The following table presents a roll-forward of our unpaid losses and loss expenses:

	December 31, 2023			December 31, 2022
(in millions of U.S. dollars)	Gross Losses	Reinsurance Recoverable (1)	Net Losses	Gross Losses	Reinsurance Recoverable (1)	Net Losses
Balance, beginning of year	$75,747	$17,086	$58,661	$72,330	$16,132	$56,198
Losses and loss expenses incurred	31,346	7,246	24,100	29,424	6,852	22,572
Losses and loss expenses paid	(27,802)	(6,791)	(21,011)	(25,170)	(5,633)	(19,537)
Other (including foreign exchange translation)	—	(83)	83	(837)	(265)	(572)
Consolidation of Huatai	831	426	405	—	—	—
Balance, end of year	$80,122	$17,884	$62,238	$75,747	$17,086	$58,661
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

Determining management's best estimate
Our recorded reserves represent management's best estimate of the provision for unpaid claims as of the balance sheet date, and establishing them involves a process that includes collaboration with various relevant parties in the company. For information on our reserving process, refer to Note 8 to the Consolidated Financial Statements.

Sensitivity to underlying assumptions
While we believe that our reserve for unpaid losses and loss expenses at December 31, 2023, is adequate, new information or emerging trends that differ from our assumptions may lead to future development of losses and loss expenses that is significantly greater or less than the recorded reserve, which could have a material effect on future operating results. As noted previously, our best estimate of required loss reserves for most portfolios is judgmentally selected for each origin year after considering the results from a number of reserving methods and is not a purely mechanical process. Therefore, it is difficult to convey, in a simple and quantitative manner, the impact that a change to a single assumption will have on our best estimate. In the examples below, we attempt to give an indication of the potential impact by isolating a single change for a specific reserving method that would be pertinent in establishing the best estimate for the product line described. We consider each of the following sensitivity analyses to represent a reasonably likely deviation in the underlying assumption.

North America Commercial P&C Insurance - Workers' Compensation
Given the long reporting and paid development patterns for workers' compensation business, the development factors used to project actual current losses to ultimate losses for our current exposure require considerable judgment that could be material to consolidated loss and loss expense reserves. Specifically, adjusting ground up ultimate losses by a one percentage point change in the tail factor (i.e., 1.04 changed to either 1.05 or 1.03) would cause a change of approximately $1.1 billion, either positive or negative, for the projected net loss and loss expense reserves. This represents an impact of about 10.7 percent relative to recorded net loss and loss expense reserves of approximately $10.2 billion.

North America Commercial P&C Insurance – Liability
As is the case for Workers’ Compensation above, given the long reporting and paid development patterns, the development factors used to project actual current losses to ultimate losses for our current exposure require considerable judgment that could be material to consolidated loss and loss expense reserves. Specifically, for our main U.S. Excess/Umbrella portfolios, a five percentage point change in the tail factor (e.g., 1.10 changed to either 1.15 or 1.05) would cause a change of approximately $0.7 billion, either positive or negative, for the projected net loss and loss expense reserves. This represents an impact of about 18 percent relative to recorded net loss and loss expense reserves of approximately $3.9 billion for these portfolios.

The reserve portfolio for our Chubb Bermuda operations contains exposure to predominantly high excess liability coverage on an occurrence-first-reported basis (typically with attachment points in excess of $325 million and gross limits of up to $150 million) and D&O and other professional liability coverage on a claims-made basis (typically with attachment points in excess of $100 million and gross limits of up to $75 million). Due to the layer of exposure covered, the expected frequency for this book is very low. As a result of the low frequency/high severity nature of the book, a small difference in the actual vs. expected claim frequency, either positive or negative, could result in a material change to the projected ultimate loss if such change in claim frequency was related to a policy where significant limits were deployed.

North America Personal P&C Insurance
Due to the relatively short-tailed nature of many of the coverages involved (e.g., homeowners property damage), most of the incurred losses in Personal Lines are resolved within a few years of occurrence. As shown in our loss triangle disclosure, the vast majority (almost 95 percent) of Personal Lines net ultimate losses and allocated loss adjustment expenses are typically paid within five years of the accident date and almost 80 percent within two years. Even though there are significant reserves associated with some liability exposures such as personal excess/umbrella liability, our incurred loss triangle also shows a roughly consistent pattern of only relatively minor movements in incurred estimates over time by accident year especially after twenty-four months of maturity. While the liability exposures are subject to additional uncertainties from more protracted resolution times, the main drivers of volatility in the Personal Lines business are relatively short-term in nature and relate to things like natural catastrophes, non-catastrophe weather events, man-made risks, and individual large loss volatility from other fortuitous claim events.

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

Overseas General Insurance
Certain long-tail lines, such as casualty and financial lines, are particularly susceptible to changes in loss trend and claim inflation. Heightened perceptions of tort and settlement awards around the world can increase the demand for these products as well as contributing to the uncertainty in the reserving estimates. Our reserving methods rely on loss development patterns estimated from historical data and while we attempt to adjust such factors for known changes in the current tort environment, it is possible that such factors may not entirely reflect all recent trends in tort environments. For example, when applying the reported loss development method, the lengthening of our selected loss development patterns by six months would increase reserve estimates on long-tail casualty and financial lines for accident years 2021 and prior by approximately $556 million. This represents an impact of 12 percent relative to recorded net loss and loss expense reserves of approximately $4.6 billion.

Global Reinsurance
At December 31, 2023, net unpaid losses and loss expenses for the Global Reinsurance segment aggregated to $1.7 billion, consisting of $744 million of case reserves and $909 million of IBNR. In comparison, at December 31, 2022, net unpaid losses and loss expenses for the Global Reinsurance segment aggregated to $1.7 billion, consisting of $764 million of case reserves and $938 million of IBNR.

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

We mitigate the above risks in several ways. In addition to routine analytical reviews of ceding company reports to ensure reported claims information appears reasonable, we perform regular underwriting and claims audits of ceding companies to ensure reported claims information is accurate, complete, and timely. As appropriate, audit findings are used to adjust claims in the reserving process. We also use our knowledge of the historical development of losses from individual ceding companies to adjust the level of adequacy we believe exists in the reported ceded losses. If pricing a renewal contract, we compare data in the renewal submission to our financial data and investigate any discrepancies.

On occasion, there will be differences between our carried loss reserves and unearned premium reserves and the amount of loss reserves and unearned premium reserves reported by the ceding companies. This is due to the fact that we receive consistent and timely information from ceding companies only with respect to case reserves. For IBNR, we use historical experience and other statistical information, depending on the type of business, to estimate the ultimate loss. We estimate our unearned premium reserve by applying estimated earning patterns to net premiums written for each treaty based upon that treaty's coverage basis (i.e., risks attaching or losses occurring). At December 31, 2023, the case reserves, net of retrocessions, reported to us by our ceding companies approximated our recorded case reserves. Our policy is to post additional case reserves in addition to the amounts reported by our cedants when our evaluation of the ultimate value of a reported claim is different than the evaluation of that claim by our cedant.

Typically, there is inherent uncertainty around the length of paid and reported development patterns, especially for certain casualty lines such as excess workers' compensation or general liability, which may take decades to fully develop. This uncertainty is accentuated by the need to supplement client development patterns with industry development patterns due to the sometimes low statistical credibility of the data. The underlying source and selection of the final development patterns can thus have a significant impact on the selected ultimate net losses and loss expenses. For example, a 20 percent shortening or lengthening of the development patterns used for U.S. long-tail lines would cause the loss reserve estimate derived by the reported Bornhuetter-Ferguson method for these lines to change by approximately $185 million. This represents an impact of 23 percent relative to recorded net loss and loss expense reserves of approximately $815 million.

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

For additional information refer to the “Asbestos and Environmental (A&E)” section and to Note 8 to the Consolidated Financial Statements.

Future policy benefits
Chubb issues contracts that are classified as long-duration, which generally cover accident and supplemental health (A&H) products; term, credit, and whole life products (both participating and non-participating); endowment products; and annuities. Accordingly, Chubb establishes a liability for future policy benefits (FPBL) which comprises the present value of estimated future policy benefits to be paid along with certain related expenses, less the present value of estimated future net premiums to be collected. For traditional and limited-payment life insurance contracts, the FPBL is established using a net premium valuation methodology, such that expected policyholder benefit payments are accrued in proportion to premium revenue recognized. Under the net premium methodology, a net premium ratio (NPR) is calculated which requires assumptions on the future cash flow impact of numerous factors including mortality, morbidity, persistency, policyholder behavior, discount rates, and unpaid loss adjustment expenses. We have elected to use unpaid loss adjustment expense assumptions that are locked in at contract inception and are not subsequently reviewed or updated. Except for these expenses, assumptions are regularly reviewed.

The following sections discuss the determination of assumptions that management believes to be critical accounting estimates, which depend on the application of significant, subjective, and complex judgments.

Determining management’s best estimates
For traditional and limited-payment long-duration contracts, actuarial assumptions on mortality, morbidity, persistency, and policyholder behavior represent management’s long-term best estimates. These best estimate assumptions are generally based on our experience, industry experience, or other factors if there is not sufficient credibility. In establishing best estimate assumptions, we take into consideration the prospective impact of experience deterioration, product changes, distribution changes, and other relevant environmental changes which could result in differences from historically observed experience. Generally, we do not expect trends to change significantly in the short term and, to the extent trends may change, we expect the change to be gradual over the long term. Best estimate assumptions are reviewed and updated at least annually, and may be updated in interim periods if we observe a material change indicative of a long-term trend. Changes to best estimate assumptions impact expected future cash flows and result in a remeasurement of the FPBL. The FPBL is also remeasured to account for differences between expected and actual experience on mortality, morbidity, and persistency. All such remeasurements are reflected in Policy benefits in the Consolidated statements of operations in the period in which best estimate assumptions were updated.

The discount rates used to calculate the net premium ratio are locked in at policy inception, and serve as the basis to recognize interest expense for the life of the policy. Discount rates used to measure the carrying value of the FPBL are updated quarterly, and the differences between the liability balances calculated using the locked-in discount rates and the updated discount rates are recognized in Other comprehensive income (OCI). The discount rate methodology is designed to prioritize observable inputs based on market data available in the local debt markets where the respective policies were issued in the currency in which the policies are denominated. For the discount rates applicable to tenors for which the single-A debt market is not liquid or there is little or no observable market data, we use various estimation techniques, which include, but are not limited to: (i) for tenors where there is less observable market data and/or the observable market data is available for similar instruments, estimating tenor-specific single-A credit spreads and applying them to risk-free government rates; (ii) for tenors where there is very limited or no observable single-A or similar market data, interpolation and extrapolation techniques.

Deferred profit liabilities
Reserves for limited-payment contracts, under which benefits extend beyond the period of premium collection, also include a deferred profit liability (DPL) that represents gross premiums received in excess of expected net premiums. The amortization of DPL is included in Policy benefits on the Consolidated statements of operations, and is in relation to either the discounted amount of insurance in force for life insurance, or expected benefit payments for annuity contracts. The DPL is subject to the same best estimate assumptions used to determine future policy benefits reserves, however, there is no remeasurement of the DPL using then-current discount rates.

Sensitivities to underlying assumptions
At December 31, 2023, our liability for future policy benefits was $13.9 billion. While we believe that our future policy benefits reserves are appropriate at December 31, 2023, new information or emerging trends that impact best estimate assumptions may have a material effect on the FPBL and future operating results.

In the table below, we give an indication of the potential impact on operating results from a hypothetical change in a single assumption; we do not consider a simultaneous change in a combination of assumptions. Additionally, the table assumes a parallel global shift in best estimate assumptions; however, these may be non-parallel in practice. While we consider each of the following assumption changes to represent a reasonably likely deviation, actual development may be materially different. Further, changes in best estimate assumptions could result in impacts to the Consolidated Financial Statements that are in excess of the amounts illustrated.

The following table shows the increase or (decrease) of the FPBL as a result of changes in various best estimate assumptions:

Liability for Future Policy Benefits		Life Insurance
(in millions of U.S. dollars)		Term Life	Whole Life	A&H	Other	Total
Discount rate
+100 basis points	(increase)/decrease in OCI	$(26)	$(1,369)	$(314)	$(53)	$(1,762)
- 100 basis points	(increase)/decrease in OCI	27	1,454	346	56	1,883
Mortality
+10%	(increase)/decrease in net income	14	12	2	—	28
- 10%	(increase)/decrease in net income	(13)	(12)	3	—	(22)
Morbidity
+10%	(increase)/decrease in net income	1	6	155	—	162
- 10%	(increase)/decrease in net income	(1)	(7)	(145)	—	(153)
Persistency
+10%	(increase)/decrease in net income	(2)	(3)	(5)	—	(10)
- 10%	(increase)/decrease in net income	1	3	8	1	13

Valuation of value of business acquired (VOBA) and amortization of VOBA
As part of the acquisition of businesses that sell long-duration contracts, such as life products, we established an intangible asset related to VOBA, which represents the estimated fair value of the future profits of the in-force long duration contracts. The valuation of VOBA at the time of acquisition is derived from similar assumptions to those used to establish the associated future policy benefits reserves, including mortality, morbidity, persistency, investment yields, expenses, and the discount rate. The most significant input in this calculation is the discount rate used to arrive at the present value of the net cash flows. We amortize the VOBA as a component of Policy acquisition costs in the Consolidated statements of operations in relation to the profit emergence of the underlying contracts, which is generally in proportion to premium revenue recognized based upon the same assumptions used at the time of the acquisition.

At least annually, a review is performed of the recoverability of the VOBA asset using a premium deficiency test to ensure that the unamortized portion does not exceed the expected recoverable amounts. If it is determined that the premium margins or gross profits are less than the unamortized balance, then the asset will be adjusted downward with the adjustment recorded as an expense in the current period. Unrecoverable costs are expensed in the period identified.

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

To ensure risk transfer requirements are routinely assessed, qualitative and quantitative risk transfer analyses and memoranda supporting risk transfer are developed by underwriters for all structured products. We have established protocols for all products that include criteria triggering a risk transfer review of the contract prior to binding. If any criterion is triggered, a contract must be reviewed by a committee established by each of our segments with reporting oversight, including peer review, from our global Structured Transaction Review Committee.

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

The following table summarizes reinsurance recoverables and the valuation allowance for uncollectible reinsurance for each type of recoverable balance at December 31, 2023:

	Gross Reinsurance Recoverable on Losses and Loss Expenses	Recoverables (net of Usable Collateral)
			Valuation allowance for Uncollectible Reinsurance (1)
(in millions of U.S. dollars)
Type
Reinsurers with credit ratings	$16,035	$13,961	$156
Reinsurers not rated	311	221	74
Reinsurers under supervision and insolvent reinsurers	101	100	35
Captives	2,653	420	16
Other, including structured settlements and pools	1,219	1,191	86
Total	$20,319	$15,893	$367
(1)     The valuation allowance for uncollectible reinsurance is based on a default analysis applied to gross reinsurance recoverables, net of approximately $4.4 billion of collateral at December 31, 2023.

At December 31, 2023, the use of different assumptions within our approach could have a material effect on the valuation allowance for uncollectible reinsurance. To the extent the creditworthiness of our reinsurers was to deteriorate due to an adverse event affecting the reinsurance industry, such as a large number of major catastrophes, actual uncollectible amounts could be significantly greater than our valuation allowance for uncollectible reinsurance. Such an event could have a material adverse effect on our financial condition, results of operations, and our liquidity. Given the various considerations used to estimate our uncollectible valuation allowance, we cannot precisely quantify the effect a specific industry event may have on the valuation allowance for uncollectible reinsurance. However, based on the composition (particularly the average credit quality) of the reinsurance recoverable balance at December 31, 2023, we estimate that a ratings downgrade of one notch for all rated reinsurers (e.g., from A to A- or A- to BBB+) could increase our valuation allowance for uncollectible reinsurance by approximately $97 million or approximately 0.5 percent of the gross reinsurance recoverable balance, assuming no other changes relevant to the calculation. While a ratings downgrade would result in an increase in our valuation allowance for uncollectible reinsurance and a charge to earnings in that period, a downgrade in and of itself does not imply that we will be unable to collect all of the ceded reinsurance recoverable from the reinsurers in question. Refer to Note 5 to the Consolidated Financial Statements, under item 8, for additional information.

Fair value measurements
Accounting guidance defines fair value as the price to sell an asset or transfer a liability (an exit price) in an orderly transaction between market participants and establishes a three-level valuation hierarchy based on the reliability of the inputs. The fair value hierarchy gives the highest priority to quoted prices in active markets (Level 1 inputs) and the lowest priority to unobservable data (Level 3 inputs). Level 2 includes inputs, other than quoted prices within Level 1, that are observable for assets or liabilities either directly or indirectly. Refer to Note 4 and Note 17 to the Consolidated Financial Statements, under item 8, for information on our fair value measurements.

Assessment of investment portfolio credit losses
Each quarter, we evaluate expected credit losses (ECL) for fixed maturity securities classified as available-for-sale. Because our investment portfolio is the largest component of consolidated assets, ECL could be material to our financial condition and results of operations. Refer to Notes 1 f) and 3 to the Consolidated Financial Statements, under item 8, for more information.

Deferred income taxes
At December 31, 2023, the Consolidated balance sheet reflects a deferred tax asset of $1.74 billion and a deferred tax liability of $1.56 billion. Our deferred tax assets and liabilities primarily result from temporary differences between the amounts recorded in our Consolidated Financial Statements and the tax basis of our assets and liabilities. We determine deferred tax assets and liabilities separately for each tax-paying component (an individual entity or group of entities that is consolidated for tax purposes) in each tax jurisdiction. The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carryback or carryforward periods under the tax law in the applicable tax jurisdiction. There may be changes in tax laws in a number of countries where we transact business that impact our deferred tax assets and liabilities. At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized. The determination of the need for a valuation allowance is based on all available information including projections of future taxable income, principally derived from business plans and where appropriate available tax planning strategies. Projections of future taxable income incorporate assumptions of future business and operations that are apt to differ from actual experience. If our assumptions and estimates that resulted in our forecast of future taxable income prove to be incorrect, an additional valuation allowance could become necessary, which could have a material adverse effect on our financial condition, results of operations, and liquidity. At December 31, 2023, the valuation allowance of $716 million reflects management's assessment that it is more likely than not that a portion of the deferred tax assets will not be realized due to the inability of certain subsidiaries to generate sufficient taxable income.

Goodwill impairment assessment
Goodwill, which represents the excess of acquisition cost over the estimated fair value of net assets acquired, was $19.7 billion and $16.2 billion at December 31, 2023 and 2022, respectively. During 2023, our Goodwill balance increased, primarily reflecting the consolidation of Huatai Group, which added $3.4 billion. Goodwill is assigned to applicable reporting units of acquired entities at the time of acquisition. Our reporting units are the same as our reportable segments. For Goodwill balances by reporting units, refer to Note 7 to the Consolidated Financial Statements, under item 8. Goodwill is not amortized but is subject to a periodic evaluation for impairment at least annually, or earlier if there are any indications of possible impairment. Impairment is tested at the reporting unit level. The impairment evaluation first uses a qualitative assessment to determine whether it is more likely than not (i.e., more than a 50 percent probability) that the fair value of a reporting unit is greater than its carrying amount. If a reporting unit fails this qualitative assessment, a single quantitative analysis is used to measure and record the amount of the impairment. In assessing the fair value of a reporting unit, we make assumptions and estimates about the profitability attributable to our reporting units, including:
•short-term and long-term growth rates; and
•estimated cost of equity and changes in long-term risk-free interest rates.

If our assumptions and estimates made in assessing the fair value of acquired entities change, we could be required to write-down the carrying value of Goodwill which could be material to our results of operations in the period the charge is taken. Based on our impairment testing for 2023, we determined no impairment was required and none of our reporting units were at risk for impairment.

Consolidated Operating Results – Years Ended December 31, 2023, 2022, and 2021

				% Change
(in millions of U.S. dollars, except for percentages)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Net premiums written	$47,361	$41,720	$37,827	13.5%	10.3%
Net premiums written - constant dollars (1)				13.5%	13.0%
Net premiums earned	45,712	40,360	36,292	13.3%	11.2%
Net investment income	4,937	3,742	3,456	31.9%	8.3%
Net realized gains (losses)	(607)	(1,085)	1,030	(44.0)%	NM
Market risk benefits gains (losses)	(307)	80	91	NM	(12.0)%
Total revenues	49,735	43,097	40,869	15.4%	5.5%
Losses and loss expenses	24,100	22,572	21,030	6.8%	7.3%
Policy benefits	3,628	2,314	1,740	56.8%	33.0%
Policy acquisition costs	8,259	7,339	6,758	12.5%	8.6%
Administrative expenses	4,007	3,395	3,135	18.0%	8.3%
Interest expense	672	570	492	18.0%	15.9%
Other (income) expense	(836)	89	(2,367)	NM	NM
Amortization of purchased intangibles	310	285	287	8.7%	(0.7)%
Cigna integration expenses	69	48	—	43.5%	NM
Total expenses	40,209	36,612	31,075	9.8%	17.8%
Income before income tax	9,526	6,485	9,794	46.9%	(33.8)%
Income tax expense	511	1,239	1,269	(58.8)%	(2.3)%
Net income	9,015	5,246	8,525	71.9%	(38.5)%
Net loss attributable to noncontrolling interests	(13)	—	—	NM	NM
Net income attributable to Chubb	$9,028	$5,246	$8,525	72.1%	(38.5)%
NM - not meaningful
(1)     On a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency exchange rates as the comparable current period.

Financial Highlights for the Year Ended December 31, 2023

•On July 1, 2023, Chubb acquired a majority controlling interest in its investment in Huatai Group, discontinued the equity method of accounting, and applied consolidation accounting. Chubb's investment in Huatai Group was approximately 76.5 percent as of December 31, 2023. Business activity for, and the financial position of, Huatai Group is reported at 100 percent on the Consolidated Financial Statements. The relevant amounts attributable to investors other than Chubb are reflected under Noncontrolling interests, Net income (loss) attributable to noncontrolling interests, and Comprehensive income (loss) attributable to noncontrolling interests on the Consolidated Financial Statements. Refer to Note 2 to the Consolidated Financial Statements for additional information.
•Net income attributable to Chubb was a record $9.0 billion compared with $5.2 billion in 2022. Net income in 2023 was driven by strong underwriting results, including growth in net premiums earned, and record net investment income. Net income in 2023 also includes the one-time deferred tax benefit of $1.1 billion, reflecting the transition provisions related to the enactment of Bermuda’s new income tax law (tax benefit). In connection with the tax benefit, we elected to step up the tax basis for assets in Bermuda to fair value resulting in the one-time deferred tax benefit.
•Consolidated net premiums written were $47.4 billion, up 13.5 percent. P&C net premiums written increased 9.9 percent, with commercial lines and consumer lines up 8.6 percent and 13.8 percent, respectively. Life Insurance segment net premiums written increased 51.5 percent, driven substantially by the acquisition of Cigna's Asian business on July 1, 2022 and consolidation of Huatai on July 1, 2023. The consolidation of Huatai Group added 1.5 percentage points, 1.0 percentage points, and 7.3 percentage points to consolidated, P&C, and Life insurance net premiums written growth, respectively.
•Consolidated net premiums earned were $45.7 billion, up 13.3 percent, or 13.1 percent in constant dollars. The consolidation of Huatai Group added 1.7 percentage points to consolidated net premiums earned growth.

•Total pre-tax and after-tax catastrophe losses, net of reinsurance and including reinstatement premiums, were $1.8 billion (4.5 percentage points of the P&C combined ratio) and $1.5 billion, respectively, compared with $2.2 billion (5.9 percentage points of the P&C combined ratio) and $1.8 billion, respectively, in 2022.
•Total pre-tax and after-tax favorable prior period development were $773 million (1.9 percentage points of the P&C combined ratio) and $604 million, respectively, including pre-tax adverse development of $149 million related to legacy asbestos and environmental exposures, and $49 million for molestation claims. Excluding the adverse development we had pre-tax favorable development of $971 million, with 5 percent in long-tail lines, and 95 percent in short-tail lines. This compares with $876 million (2.5 percentage points of the P&C combined ratio) and $729 million, respectively, in 2022.
•The P&C combined ratio was 86.5 percent compared with 87.6 percent in 2022. The current year ratio improved primarily due to lower catastrophe losses, partially offset by lower favorable prior period development. The P&C current accident year (CAY) combined ratio excluding catastrophe losses was 83.9 percent compared with 84.2 percent in 2022.
•Net investment income was a record $4.9 billion compared with $3.7 billion in 2022, primarily due to higher reinvestment rates on fixed maturities.

•Net loss attributable to noncontrolling interests of $13 million reflects segment income that was more than offset by realized losses principally from mark-to-market movement in Huatai’s investment portfolio.
•Operating cash flow was a record $12.6 billion compared with $11.3 billion in 2022.
•Chubb shareholders' equity increased $9.0 billion in 2023, primarily from net income attributable to Chubb of $9.0 billion and net unrealized gains on investments of $3.1 billion after-tax, partially offset by total capital returned to shareholders of $3.9 billion. Total capital returned to shareholders comprises share repurchases of $2.5 billion, at an average purchase price of $209.52 per share, and dividends of $1.4 billion. Relative to our share repurchase program, our Board of Directors approved a new program of up to $5 billion with no expiration date, effective July 1, 2023.
•Effective January 1, 2023, we adopted the Long-Duration Targeted Improvements (LDTI) U.S. GAAP guidance, which principally impacted the Life Insurance segment. Financial data for the prior reporting periods in this report are adjusted, as applicable, and are presented in accordance with the new guidance. The impact of this adoption to 2022 and 2021 results was immaterial.

Outlook

2023 was an exceptional year reflecting double-digit premium growth, a P&C combined ratio of 86.5 percent, and record net investment income. Relative to our Major Accounts business, growth in the fourth quarter was adversely impacted by about $125 million of lower premium from underwriting actions we planned for, and took in, a segment of our primary and excess casualty business. One half of the reduction in premium was the result of increased client retentions with the balance due to lost business. For clarity, these actions are expected to contribute to future growth in underwriting income.

Regarding future North America commercial growth given current market conditions and our capabilities across all segments of commercial P&C, including large accounts, E&S and middle market, we fully expect to return to more robust growth beginning with the first quarter of 2024.

Overall, we had another record-setting year and we are well positioned to continue producing outstanding results going forward.

Net Premiums Written				% Change
(in millions of U.S. dollars, except for percentages)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021	C$ 2023 vs. 2022
Property and other short-tail lines	$8,414	$7,195	$6,425	16.9%	12.0%	17.5%
Commercial casualty	8,291	7,715	6,994	7.5%	10.3%	7.8%
Financial lines	5,069	5,070	5,067	—	—	0.3%
Workers' compensation	2,239	2,164	2,130	3.5%	1.6%	3.5%
Commercial multiple peril (1)	1,492	1,311	1,193	13.7%	10.0%	13.7%
Surety	691	622	572	11.0%	8.6%	9.6%
Total Commercial P&C lines	26,196	24,077	22,381	8.8%	7.6%	9.1%

Agriculture	3,188	2,907	2,388	9.7%	21.7%	9.7%

Personal homeowners	4,429	3,901	3,719	13.6%	4.9%	13.9%
Personal automobile	1,991	1,631	1,525	22.1%	6.9%	16.9%
Personal other	1,929	1,817	1,825	6.1%	(0.4)%	6.2%
Total Personal lines	8,349	7,349	7,069	13.6%	4.0%	12.7%

Global A&H - P&C	3,145	2,836	2,680	10.9%	5.8%	10.9%

Reinsurance lines	1,018	943	873	8.0%	8.0%	8.2%
Total Property and Casualty lines	41,896	38,112	35,391	9.9%	7.7%	9.9%

Life Insurance	5,465	3,608	2,436	51.5%	48.1%	50.9%
Total consolidated	$47,361	$41,720	$37,827	13.5%	10.3%	13.5%
(1)Commercial multiple peril represents retail package business (property and general liability).

The increase in consolidated net premiums written in 2023 principally reflects growth across most product lines driven by strong premium retention, including rate and exposure increases, and strong new business. The increase also reflects contributions from the acquisition of Cigna's business in Asia on July 1, 2022, and the consolidation of Huatai Group on July 1, 2023. The consolidation of Huatai Group added 1.5 percentage points to consolidated net premiums written growth.

•Property and other short-tail lines grew globally due to strong new business, including rate and exposure increases.
•Commercial casualty grew in all regions globally, principally in North America and Europe, driven by strong premium retention, including both rate and exposure increases, and strong new business. Growth was partially offset by the unfavorable impact of planned corrective underwriting actions in North America in the fourth quarter of 2023.

•Commercial multiple peril increased due to strong premium retention, including both rate and exposure increases, and strong new business in North America.
•Surety growth reflects strong new business in North America.
•Agriculture growth reflects lower premium cessions to the U.S. government of $386 million due to higher losses experienced in certain states in 2023 and strong new business in Chubb Agribusiness.
•Personal lines grew principally in North America and Latin America, with growth strongest in homeowners. Growth was driven by rate and exposure increases.
•Global A&H – P&C increased primarily due to the acquisition of Cigna's business in Asia; and higher new business and increased consumer activity, including higher travel volume, in Europe, and Latin America.
•Reinsurance lines growth reflects continued growth in the portfolio, mainly in property lines, partially offset by the impact of catastrophe reinstatement premiums recognized in 2022.
•Life Insurance increased primarily due to the acquisition of Cigna's business in Asia in the third quarter of 2022, the consolidation of Huatai Group in the third quarter of 2023, and underlying growth in existing business in Latin America and Asia. The consolidation of Huatai Group contributed $265 million, or 7.3 percentage points to growth.

For additional information on net premiums written, refer to the segment results discussions.

Net Premiums Earned
Net premiums earned for short-duration contracts, typically P&C contracts, generally reflect the portion of net premiums written that was recorded as revenues for the period as the exposure periods expire. Net premiums earned for long-duration contracts, typically traditional life contracts, generally are recognized as earned when due from policyholders. Net premiums earned increased $5.4 billion, up 13.3 percent, or 13.1 percent in constant dollars in 2023. P&C net premiums earned increased 9.4 percent, comprising growth in commercial and consumer lines of 8.8 percent and 11.1 percent, respectively.

Catastrophe Losses and Prior Period Development
We generally define catastrophe loss events consistent with the definition of the Property Claims Service (PCS) for events in the U.S. and Canada. PCS defines a catastrophe as an event that causes damage of $25 million or more in insured losses and affects a significant number of insureds. For events outside of the U.S. and Canada, we generally use a similar definition. Catastrophe losses are net of reinsurance and include reinstatement premiums, which are additional premiums paid on certain reinsurance agreements in order to reinstate coverage that had been exhausted by loss occurrences. The reinstatement premium amount is typically a pro rata portion of the original ceded premium paid based on how much of the reinsurance limit had been exhausted.

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

(in millions of U.S. dollars)	2023	2022	2021
Net catastrophe losses	$1,828	$2,182	$2,401
Favorable prior period development	$773	$876	$926

Catastrophe losses were primarily from the following events:
•2023: Severe weather-related events in the U.S. and internationally, Hawaii wildfires, and New Zealand storms.
• 2022: Hurricane Ian losses of $975 million, winter storm Elliott losses of $400 million, severe weather-related events in the U.S. and internationally, Australia storms, and Colorado wildfires.
• 2021: Hurricane Ida losses of $834 million, winter storm losses in the U.S., flooding in Europe, and other severe weather-related events in the U.S. and internationally.

Pre-tax net favorable prior period development for 2023 was $773 million, including adverse development of $149 million related to legacy asbestos and environmental exposures and $49 million for molestation claims. The remaining net favorable development of $971 million primarily comprises 5 percent in long-tail lines, principally from accident years 2013 through 2018, and 95 percent in short-tail lines, mainly in property, A&H, and surety lines.

Pre-tax net favorable prior period development for 2022 was $876 million, including adverse development of $155 million for molestation claims, primarily reviver statute-related, and $113 million related to legacy asbestos and environmental exposures. The remaining favorable development of $1,144 million primarily comprises 18 percent in long-tail lines, principally from accident years 2011 through 2017, and 82 percent in short-tail lines, mainly in property and A&H lines.

Pre-tax net favorable prior period development for 2021 was $926 million, including adverse development of $443 million for molestation claims, of which $375 million was related to the pending Boy Scouts of America settlement in the fourth quarter, and $83 million related to legacy A&E exposures. The remaining favorable development of $1,452 million, including favorable development of $430 million for COVID-related claims, primarily comprises 39 percent in long-tail lines, principally from accident years 2020 and 2017 and prior, and 61 percent in short-tail lines, mainly in homeowners, accident and health, property, and surety lines.

Refer to the Prior Period Development section in Note 8 to the Consolidated Financial Statements for additional information.

P&C Combined Ratio
In evaluating our segments excluding Life Insurance financial performance, we use the P&C combined ratio, the loss and loss expense ratio, the policy acquisition cost ratio, and the administrative expense ratio. We calculate these ratios by dividing the respective expense amounts by net premiums earned. We do not calculate these ratios for the Life Insurance segment as we do not use these measures to monitor or manage the business in that segment. The P&C combined ratio is determined by adding the loss and loss expense ratio, the policy acquisition cost ratio, and the administrative expense ratio. A P&C combined ratio under 100 percent indicates underwriting income, and a combined ratio exceeding 100 percent indicates underwriting loss.

	2023	2022	2021
Loss and loss expense ratio
CAY loss ratio excluding catastrophe losses	58.2%	58.8%	58.3%
Catastrophe losses	4.5%	6.0%	7.1%
Favorable prior period development	(2.1)%	(2.8)%	(2.8)%
Loss and loss expense ratio	60.6%	62.0%	62.6%
Policy acquisition cost ratio	17.8%	17.8%	18.3%
Administrative expense ratio	8.1%	7.8%	8.2%
P&C Combined ratio	86.5%	87.6%	89.1%

The loss and loss expense ratio improved in 2023, reflecting lower catastrophe losses, partially offset by lower favorable prior period development. The CAY loss ratio excluding catastrophe losses decreased in 2023, primarily from a higher percentage of net premiums earned from lines with a lower loss ratio, most notably in property.

The administrative expense ratio increased in 2023, primarily due to higher pension expenses and higher employee-related expenses, partially offset by the favorable impact of higher net premiums earned. The increase in pension expense reflects the adverse impact of market conditions in 2022.

Policy benefits
Policy benefits represent losses on contracts classified as long-duration and generally include accident and supplemental health products, term and whole life products, endowment products, and annuities. Refer to the Life Insurance segment operating results section for further discussion.

Policy benefits were $3,628 million, $2,314 million and $1,740 million in 2023, 2022, and 2021, respectively, which included (gains) losses from fair value changes in separate account liabilities that do not qualify for separate account reporting under U.S. GAAP of $(45) million, $(42) million and $(8) million, respectively. The offsetting movements of these liabilities are recorded in Other (income) expense on the Consolidated statements of operations. Excluding the separate account gains and losses, Policy benefits were $3,673 million, $2,356 million, and $1,748 million in 2023, 2022, and 2021, respectively. The increase in Policy benefits for 2023 is primarily due to the acquisition of Cigna's business in Asia and the consolidation of Huatai.

Refer to the respective sections that follow for a discussion of Net investment income, Other (income) expense, Net realized gains (losses), Interest expense, Amortization of purchased intangibles, and Income tax expense.

Segment Operating Results – Years Ended December 31, 2023, 2022, and 2021

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

				% Change
(in millions of U.S. dollars, except for percentages)	2023	2022	2021	2023 vs. 2022		2022 vs. 2021
Net premiums written	$19,237	$17,889	$16,415	7.5%		9.0%
Net premiums earned	18,416	17,107	15,461	7.7%		10.6%
Losses and loss expenses	11,256	10,828	10,015	4.0%		8.1%
Policy acquisition costs	2,515	2,313	2,082	8.7%		11.1%
Administrative expenses	1,250	1,113	1,052	12.4%		5.7%
Underwriting income	3,395	2,853	2,312	19.0%		23.4%
Net investment income	3,017	2,247	2,078	34.3%		8.1%
Other (income) expense	22	17	31	27.4%		(45.9)%
Segment income	$6,390	$5,083	$4,359	25.7%		16.6%
Loss and loss expense ratio:
CAY loss ratio excluding catastrophe losses	60.2%	61.3%	62.7%	(1.1)	pts	(1.4)	pts
Catastrophe losses	3.8%	5.6%	7.2%	(1.8)	pts	(1.6)	pts
Prior period development	(2.9)%	(3.6)%	(5.1)%	0.7	pts	1.5	pts
Loss and loss expense ratio	61.1%	63.3%	64.8%	(2.2)	pts	(1.5)	pts
Policy acquisition cost ratio	13.7%	13.5%	13.4%	0.2	pts	0.1	pts
Administrative expense ratio	6.8%	6.5%	6.8%	0.3	pts	(0.3)	pts
Combined ratio	81.6%	83.3%	85.0%	(1.7)	pts	(1.7)	pts
Net Catastrophe Losses and Prior Period Development

(in millions of U.S. dollars)	2023	2022	2021
Net catastrophe losses	$710	$961	$1,112
Favorable prior period development	$494	$562	$762
Catastrophe losses were primarily from the following events:
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

Premiums
Net premiums written increased $1,348 million, or 7.5 percent, in 2023, reflecting rate and exposure increases, and strong new business. The increase in premiums was across most lines of business, most notably in property, but also in select casualty and commercial multiple peril lines.

Net premiums earned increased $1,309 million, or 7.7 percent, in 2023, reflecting the growth in net premiums written described above.

Combined Ratio
The loss and loss expense ratio and the CAY loss ratio excluding catastrophe losses improved in 2023, reflecting a higher percentage of premiums earned from lines that have a lower loss ratio, as well as earned rate and exposure exceeding loss trend in certain lines. The loss and loss expense ratio was also favorably impacted by lower catastrophe losses, partially offset by lower favorable prior period development.

The administrative expense ratio increased in 2023 primarily from higher pension expenses and higher employee-related expenses, partially offset by the favorable impact of higher net premiums earned. The increase in pension expense reflects the adverse impact of market conditions in 2022.

North America Personal P&C Insurance
The North America Personal P&C Insurance segment comprises operations that provide high net worth personal lines products, including homeowners and complementary products such as valuable articles, excess liability, automobile, and recreational marine insurance and services in the U.S. and Canada.

				% Change
(in millions of U.S. dollars, except for percentages)	2023	2022	2021	2023 vs. 2022		2022 vs. 2021
Net premiums written	$5,878	$5,313	$5,002	10.6%		6.2%
Net premiums earned	5,536	5,180	4,915	6.9%		5.4%
Losses and loss expenses	3,511	3,186	2,924	10.2%		8.9%
Policy acquisition costs	1,128	1,057	1,001	6.7%		5.6%
Administrative expenses	329	291	276	12.9%		5.7%
Underwriting income	568	646	714	(12.2)%		(9.5)%
Net investment income	358	283	249	27.0%		13.3%
Other (income) expense	3	4	(2)	(35.2)%		NM
Amortization of purchased intangibles	9	10	10	(5.3)%		—
Segment income	$914	$915	$955	(0.1)%		(4.2)%
Loss and loss expense ratio:
CAY loss ratio excluding catastrophe losses	53.8%	52.9%	52.0%	0.9	pts	0.9	pts
Catastrophe losses	12.1%	12.2%	13.6%	(0.1)	pts	(1.4)	pts
Prior period development	(2.5)%	(3.6)%	(6.1)%	1.1	pts	2.5	pts
Loss and loss expense ratio	63.4%	61.5%	59.5%	1.9	pts	2.0	pts
Policy acquisition cost ratio	20.4%	20.4%	20.4%	—	pts	—	pts
Administrative expense ratio	5.9%	5.6%	5.6%	0.3	pts	—	pts
Combined ratio	89.7%	87.5%	85.5%	2.2	pts	2.0	pts
NM – not meaningful
Net Catastrophe Losses and Prior Period Development

(in millions of U.S. dollars)	2023	2022	2021
Net catastrophe losses	$669	$631	$679
Favorable prior period development	$134	$186	$305
Catastrophe losses were primarily from the following events:
•2023: U.S. flooding, hail, tornadoes, wind events, winter storm losses, and Hawaii wildfires.
•2022: Hurricane Ian losses, winter storm Elliott losses, and other severe weather-related events in the U.S., including Colorado wildfires.
•2021: Hurricane Ida losses, winter storm losses, and flooding; hail, tornados, and wind events in the U.S.
Refer to Note 8 to the Consolidated Financial Statements for detail on prior period development.
Premiums

Net premiums written increased $565 million, or 10.6 percent, for 2023, primarily driven by strong new business, and rate and exposure increases, across most lines, but most notably in homeowners.

Net premiums earned increased $356 million, or 6.9 percent, for 2023, reflecting the growth in net premiums written described above.

Combined Ratio
The CAY loss ratio excluding catastrophe losses increased in 2023, primarily reflecting higher auto and excess liability losses, partially offset by earned rate and exposure exceeding loss cost trends, as well as lower actual loss experience in homeowners. The loss and loss expense ratio increased in 2023, primarily due to the factors noted above and lower favorable prior period development.

The administrative expense ratio increased in 2023, primarily from higher pension expenses, partially offset by the favorable impact of higher net premiums earned. The increase in pension expense reflects the adverse impact of market conditions in 2022.

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

				% Change
(in millions of U.S. dollars, except for percentages)	2023	2022	2021	2023 vs. 2022		2022 vs. 2021
Net premiums written	$3,188	$2,907	$2,388	9.7%		21.7%
Net premiums earned	3,169	2,838	2,338	11.7%		21.4%
Losses and loss expenses	2,874	2,557	1,962	12.4%		30.4%
Policy acquisition costs	150	126	124	19.4%		1.4%
Administrative expenses	(1)	(10)	(3)	(86.9)%		NM
Underwriting income	146	165	255	(11.6)%		(35.4)%
Net investment income	63	36	28	74.4%		26.6%
Other (income) expense	1	1	1	—		—
Amortization of purchased intangibles	25	26	26	(2.4)%		—
Segment income	$183	$174	$256	5.2%		(32.3)%
Loss and loss expense ratio:
CAY loss ratio excluding catastrophe losses	90.1%	90.5%	81.5%	(0.4)	pts	9.0	pts
Catastrophe losses	1.2%	2.2%	1.7%	(1.0)	pts	0.5	pts
Prior period development	(0.6)%	(2.6)%	0.7%	2.0	pts	(3.3)	pts
Loss and loss expense ratio	90.7%	90.1%	83.9%	0.6	pts	6.2	pts
Policy acquisition cost ratio	4.7%	4.4%	5.3%	0.3	pts	(0.9)	pts
Administrative expense ratio	—	(0.3)%	(0.1)%	0.3	pts	(0.2)	pts
Combined ratio	95.4%	94.2%	89.1%	1.2	pts	5.1	pts
NM – not meaningful
Net catastrophe Losses and Prior Period Development

(in millions of U.S. dollars)	2023	2022	2021
Net catastrophe losses	$39	$64	$40
Favorable (unfavorable) prior period development	$18	$61	$(10)
Catastrophe losses were primarily from the following events:
•2023: U.S. flooding, hail, tornadoes, and wind events.
•2022: Hurricane Ian losses, severe weather-related events in the Chubb Agribusiness, and winter storm losses in the U.S.
•2021: U.S. flooding, hail, tornados, and wind events.

Refer to Note 8 to the Consolidated Financial Statements for detail on prior period development.

Premiums
Net premiums written increased $281 million, or 9.7 percent, in 2023, primarily reflecting lower premium cessions to the U.S. government of $386 million and strong new business in Chubb Agribusiness. Under the profit-sharing agreement, we retained more premium in 2023 because of higher losses experienced in certain states. In 2022, we returned additional premiums to the government because of lower losses experienced in certain states in 2021.

Net premiums earned increased $331 million, or 11.7 percent, in 2023 reflecting the growth in net premiums written described above.

Combined Ratio
The CAY loss ratio excluding catastrophe losses improved in 2023, primarily from a higher 2023 crop year margin, partly offset by the impact of the lower premium cessions to the U.S. government mentioned above, which had a corresponding impact in incurred losses. The loss and loss expense ratio increased in 2023, reflecting lower favorable prior period development, partially offset by lower catastrophe losses and the factors noted above.

The policy acquisition cost ratio increased in 2023, reflecting changes in mix of business away from products that have a lower acquisition cost ratio.

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

				% Change
(in millions of U.S. dollars, except for percentages)	2023	2022	2021	2023 vs. 2022		2022 vs. 2021
Net premiums written	$12,575	$11,060	$10,713	13.7%		3.2%
Net premiums written - constant dollars				13.3%		11.4%
Net premiums earned	12,231	10,803	10,441	13.2%		3.5%
Losses and loss expenses	5,643	4,894	4,783	15.3%		2.3%
Policy benefits	457	358	360	27.7%		(0.6)%
Policy acquisition costs	3,113	2,818	2,799	10.4%		0.7%
Administrative expenses	1,219	1,070	1,078	14.0%		(0.8)%
Underwriting income	1,799	1,663	1,421	8.2%		17.1%
Net investment income	895	626	597	43.0%		4.9%
Other (income) expense	(25)	2	—	NM		NM
Amortization of purchased intangibles	70	57	48	22.2%		19.4%
Segment income	$2,649	$2,230	$1,970	18.8%		13.2%
Loss and loss expense ratio:
CAY loss ratio excluding catastrophe losses	49.7%	49.4%	50.1%	0.3	pts	(0.7)	pts
Catastrophe losses	3.3%	3.3%	3.5%	—	pts	(0.2)	pts
Prior period development	(3.1)%	(4.1)%	(4.3)%	1.0	pts	0.2	pts
Loss and loss expense ratio	49.9%	48.6%	49.3%	1.3	pts	(0.7)	pts
Policy acquisition cost ratio	25.4%	26.1%	26.8%	(0.7)	pts	(0.7)	pts
Administrative expense ratio	10.0%	9.9%	10.3%	0.1	pts	(0.4)	pts
Combined ratio	85.3%	84.6%	86.4%	0.7	pts	(1.8)	pts
NM – not meaningful
Net Catastrophe Losses and Prior Period Development

(in millions of U.S. dollars)	2023	2022	2021
Net catastrophe losses	$403	$365	$358
Favorable prior period development	$376	$448	$441
Catastrophe losses were primarily from the following events:
•2023: Storms in New Zealand, international weather-related events, and Hurricane Otis losses.
•2022: Hurricane Ian losses, international weather-related events, and storms in Australia.
•2021: Hurricane Ida losses, winter-related storms, international weather-related events, and flooding in Europe.
Refer to Note 8 to the Consolidated Financial Statements for detail on prior period development.

Net Premiums Written by Region					% Change
(in millions of U.S. dollars, except for percentages)	2023	2022	2021	C$ 2022	2023 vs. 2022	C$ 2023 vs. 2022	2022 vs. 2021
Region
Europe, Middle East, and Africa	$5,713	$5,222	$5,242	$5,214	9.4%	9.6%	(0.4)%
Latin America	2,653	2,312	2,044	2,454	14.8%	8.1%	13.1%
Asia Pacific (1)	3,621	2,905	2,733	2,844	24.7%	27.3%	6.3%
Japan	451	459	520	426	(1.7)%	5.9%	(11.7)%
Other (2)	137	162	174	162	(16.0)%	(15.7)%	(6.7)%
Net premiums written	$12,575	$11,060	$10,713	$11,100	13.7%	13.3%	3.2%

Region	2023 % of Total	2022 % of Total	2021 % of Total
Europe, Middle East, and Africa	45%	47%	49%
Latin America	21%	21%	19%
Asia Pacific (1)	29%	27%	25%
Japan	4%	4%	5%
Other (2)	1%	1%	2%
Net premiums written	100%	100%	100%
(1)    2023 includes the consolidated results of Huatai P&C effective July 1, 2023.
(2)    Includes the international supplemental A&H business of Combined Insurance and other international operations.
Premiums
Overall, net premiums written increased $1,515 million in 2023, or $1,475 million on a constant-dollar basis, reflecting growth in commercial lines of 11.2 percent, or 11.8 percent on a constant-dollar basis, and growth in consumer lines of 17.8 percent, or 15.7 percent on a constant-dollar basis. The consolidation of Huatai Group's P&C business contributed $460 million, or 3.4 percentage points in 2023.
Our European division increased in 2023, supported by both our wholesale and retail divisions. The growth in commercial lines was primarily driven by higher new business, and positive rate increases, including commercial property and casualty lines. Consumer lines increased primarily due to increased travel volume in A&H.
Latin America increased in 2023, driven by growth in commercial lines due to exposure increases, positive rate increases, and new business, primarily property and casualty lines. Growth in consumer was driven by an increase in personal lines.
Asia Pacific increased in 2023, reflecting the consolidation of Huatai Group's P&C business effective July 1, 2023, higher new business, higher retention and positive rate increases in commercial lines, primarily property and casualty lines. Growth in consumer lines is attributable to the acquisition of Cigna's business in Asia effective July 1, 2022, as well as increased travel in A&H.
Japan increased in 2023, on a constant-dollar basis, primarily from higher new business in A&H.
Net premiums earned increased $1,428 million in 2023, or $1,339 million on a constant-dollar basis, reflecting the increase in net premiums written described above.

Combined Ratio
The loss and loss expense ratio increased in 2023 due to lower favorable prior period development. The CAY loss ratio excluding catastrophe losses increased in 2023, driven by higher losses in personal lines, principally in the automobile portfolio in Latin America.
The policy acquisition cost ratio improved in 2023, primarily due to a change in the mix of business, including higher premiums earned from commercial lines that have a lower acquisition cost ratio than consumer lines.

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

				% Change
(in millions of U.S. dollars, except for percentages)	2023	2022	2021	2023 vs. 2022		2022 vs. 2021
Net premiums written	$1,018	$943	$873	8.0%		8.0%
Net premiums written - constant dollars				8.2%		9.5%
Net premiums earned	962	922	798	4.3%		15.6%
Losses and loss expenses	426	670	632	(36.4)%		6.0%
Policy acquisition costs	264	240	200	9.9%		20.0%
Administrative expenses	37	36	35	1.6%		1.7%
Underwriting income (loss)	235	(24)	(69)	NM		65.7%
Net investment income	208	281	331	(26.0)%		(15.2)%
Other (income) expense	(2)	1	—	NM		NM
Segment income	$445	$256	$262	74.0%		(2.3)%
Loss and loss expense ratio:
CAY loss ratio excluding catastrophe losses	46.8%	49.7%	50.7%	(2.9)	pts	(1.0)	pts
Catastrophe losses	0.8%	20.3%	28.3%	(19.5)	pts	(8.0)	pts
Prior period development	(3.3)%	2.6%	0.2%	(5.9)	pts	2.4	pts
Loss and loss expense ratio	44.3%	72.6%	79.2%	(28.3)	pts	(6.6)	pts
Policy acquisition cost ratio	27.4%	26.1%	25.1%	1.3	pts	1.0	pts
Administrative expense ratio	3.8%	3.9%	4.4%	(0.1)	pts	(0.5)	pts
Combined ratio	75.5%	102.6%	108.7%	(27.1)	pts	(6.1)	pts
NM – not meaningful
Net Catastrophe Losses and Prior Period Development

(in millions of U.S dollars)	2023	2022	2021
Net catastrophe losses	$7	$161	$212
Favorable (unfavorable) prior period development	$28	$(22)	$(3)
Catastrophe losses were primarily from the following events:
•2023: Hurricane Idalia, and other severe weather-related events in the U.S.
•2022: Hurricane Ian losses, and other severe weather-related events in the U.S., Australia, and Canada.
•2021: Hurricane Ida losses, and other severe weather-related events in the U.S., Canada and Europe.
Refer to Note 8 to the Consolidated Financial Statements for detail on prior period development.
Premiums
Net premiums written increased $75 million in 2023, reflecting continued growth in the portfolio, mainly in property lines, partially offset by the impact of catastrophe reinstatement premiums recognized in the prior year.
Net premiums earned increased $40 million in 2023, primarily reflecting the increase in net premiums written described above.

Combined Ratio
The loss and loss expense ratio improved in 2023, primarily due to lower catastrophe losses and favorable prior period development. The CAY loss ratio excluding catastrophe losses improved in 2023 primarily from an improvement in market conditions in several lines of business and a shift in the mix of business towards property lines, which generally has higher margins.

The policy acquisition cost ratio increased in 2023, primarily due to higher catastrophe reinstatement premiums recognized in the prior year, which have a lower acquisition cost.
Life Insurance
The Life Insurance segment comprises our international life operations, which commencing in the third quarter of 2022, includes Cigna's A&H and life business in Korea, Taiwan, New Zealand, Hong Kong, and Indonesia, acquired on July 1, 2022. Effective July 1, 2023, the Life Insurance segment includes 100 percent of the results of Huatai Group's life and asset management business as required under consolidation accounting. We previously included our share of Huatai results based on our equity method investment within Other (income) expense. The Life Insurance segment also includes Chubb Tempest Life Re (Chubb Life Re), and the North American supplemental A&H and life business of Combined Insurance. Results for the years ended December 31, 2022 and 2021, are adjusted to reflect the adoption of LDTI. Refer to Note 1 x).

				% Change
(in millions of U.S. dollars, except for percentages)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Net premiums written	$5,465	$3,608	$2,436	51.5%	48.1%
Net premiums written - constant dollars				50.9%	53.1%
Net premiums earned	5,398	3,510	2,339	53.8%	50.1%
Losses and loss expenses	114	85	150	34.1%	(43.3)%
Policy benefits	3,216	1,998	1,388	60.9%	43.9%
Policy acquisition costs	1,089	785	552	38.8%	42.3%
Administrative expenses	771	510	332	51.0%	53.7%
Net investment income	756	509	407	48.5%	25.0%
Other (income) expense	(115)	(30)	(108)	NM	(73.5)%
Amortization of purchased intangibles	30	10	5	NM	112.9%
Segment income	$1,049	$661	$427	58.8%	54.8%
NM - not meaningful
Premiums
Net premiums written increased $1,857 million in 2023, or $1,843 million on a constant-dollar basis.
For our International Life operations, net premiums written increased 73.8 percent, of which 45.2 percentage points is from the acquisition of Cigna's business in Asia, effective July 1, 2022, and 10.3 percentage points from the consolidation of Huatai Group's life insurance business, effective July 1, 2023. The remaining 18.3 percentage points relates to underlying growth in existing business from Latin America bank distribution channels, and Asia agency and partnership channels.
Net premiums written in our North American Combined Insurance business declined 4.4 percent in 2023, as growth in the supplemental A&H business was more than offset by the non-renewal of a large program.
Deposits
The following table presents deposits collected on universal life and investment contracts:

				% Change
(in millions of U.S. dollars, except for percentages)	2023	2022	2021	2023 vs. 2022	C$ 2023 vs. 2022	2022 vs. 2021
Deposits collected on universal life and investment contracts	$1,590	$1,800	$2,441	(11.7)%	(7.4)%	(26.2)%
Deposits collected on universal life and investment contracts (life deposits) are not reflected as revenues in our Consolidated statements of operations in accordance with U.S. GAAP. New life deposits are an important component of production, and although they do not significantly affect current period income from operations, they are key to our efforts to grow our business. Life deposits collected decreased $210 million, or $127 million on a constant-dollar basis, in 2023, primarily in Taiwan, reflecting challenging market conditions for investment linked products due to financial market volatility and a rapid increase in interest rates. The decrease in collections was partially offset by deposit growth from the consolidation of Huatai Group.

Life Insurance segment income
Life Insurance segment income increased $388 million in 2023, reflecting the acquisition of Cigna's business in Asia and the consolidation of Huatai as noted above, and higher net investment income due to a higher invested asset base and fund dividends. In addition, other (income) expense increased $85 million in 2023, primarily reflecting the consolidation of Huatai’s asset management business which added $48 million mainly through management fees.
Corporate
Corporate results primarily include the results of our non-insurance companies, income and expenses not attributable to reportable segments and loss and loss expenses of asbestos and environmental (A&E) liabilities and certain other non-A&E run-off exposures, including molestation. Effective July 1, 2023, 100 percent of Huatai Group’s non-insurance operations results, comprising real estate and holding company activity, are included in Corporate. Results for the years ended December 31, 2022 and 2021 are adjusted to reflect the adoption of LDTI. Refer to Note 1 x).

				% Change
(in millions of U.S. dollars, except for percentages)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Losses and loss expenses	$281	$363	$572	(22.8)%	(36.4)%
Administrative expenses	402	385	365	4.5%	5.6%
Underwriting loss	683	748	937	(8.7)%	(20.1)%
Net investment income (loss)	25	—	(55)	NM	NM
Other (income) expense	(380)	292	(2,118)	NM	NM
Amortization of purchased intangibles	176	182	198	(3.8)%	(7.8)%
Net realized gains (losses)	(602)	(1,074)	1,038	(43.9)%	NM
Market risk benefits gains (losses)	(307)	80	91	NM	(12.0)%
Interest expense	672	570	492	18.0%	15.9%
Cigna integration expenses	69	48	—	43.5%	NM
Income tax expense	511	1,239	1,269	(58.8)%	(2.3)%
Net income (loss)	(2,615)	(4,073)	296	(35.8)%	NM
Net loss attributable to noncontrolling interests	(13)	—	—	NM	NM
Net income (loss) attributable to Chubb	$(2,602)	$(4,073)	$296	(36.1)%	NM
NM – not meaningful
Losses and loss expenses decreased in 2023 primarily due to lower unfavorable prior period development for molestation claims partially offset by higher legacy asbestos and environmental claims.
Administrative expenses increased in 2023, primarily due to increased spending to support digital growth initiatives.
Cigna integration expenses of $69 million for 2023 principally comprised legal and professional fees and all other costs directly related to the integration activities of the Cigna acquisition. These expenses are one-time in nature and are not related to the on-going business activities of the segments. The Chief Executive Officer does not manage segment results or allocate resources to segments when considering these costs and they are therefore excluded from our definition of segment income.
Refer to the respective sections that follow for a discussion of Net realized gains (losses), Net investment income (loss), Amortization of purchased intangibles, and Income tax expense (benefit). Refer to Notes 11 and 18 to the Consolidated Financial Statements for additional information on Market risk benefits gains (losses) and Other (income) expense, respectively.

Effective Income Tax Rate
Our effective tax rate (ETR) was 5.4 percent, 19.1 percent, and 13.0 percent in 2023, 2022, and 2021, respectively. Our ETR reflects a mix of income or losses in jurisdictions with a wide range of tax rates, permanent differences between U.S. GAAP and local tax laws, and the impact of discrete items. A change in the geographic mix of earnings could impact our ETR. The decrease in the ETR from 2022 to 2023 was primarily due to a one-time deferred tax benefit of $1.14 billion related to the enactment of Bermuda’s new income tax law, and our mix of earnings among various jurisdictions, partially offset by discrete tax items.

Net Realized and Unrealized Gains (Losses)

We take a long-term view with our investment strategy, and our investment managers manage our investment portfolio to maximize total return within specific guidelines designed to minimize risk. The majority of our investment portfolio is available-for-sale and reported at fair value.

The effect of market movements on our fixed maturities available-for-sale portfolio impacts Net income (through Net realized gains (losses)) when securities are sold, when we write down an asset, or when we record a change to the valuation allowance for expected credit losses. For a further discussion related to how we assess the valuation allowance for expected credit losses and the related impact on Net income, refer to Note 1 f) to the Consolidated Financial Statements. The effect of market movements on fixed maturities related to consolidated investment products in the Huatai portfolio (Fixed maturities - CIP) impact Net realized gains (losses). Additionally, Net income is impacted through the reporting of changes in the fair value of public and private equity securities and derivatives, including financial futures, options, and swaps. Changes in unrealized appreciation and depreciation on available-for-sale securities, resulting from the revaluation of securities held, changes in cumulative foreign currency translation adjustment, changes in current discount rate on future policy benefits, changes in instrument-specific credit risk on market risk benefits, unrealized postretirement benefit obligations liability adjustment, and cross-currency swaps designated as hedges for accounting purposes are reported as separate components of Accumulated other comprehensive income (loss) in Shareholders’ equity in the Consolidated balance sheets.

The following tables present our net realized and unrealized gains (losses):

	Year Ended December 31
	2023			2022			2021
(in millions of U.S. dollars)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)
Fixed maturities (1)	$(481)	$3,438	$2,957	$(1,049)	$(10,598)	$(11,647)	$3
Investment derivatives	(53)	—	(53)	(43)	—	(43)	(72)
Public equity
Sales	(68)	—	(68)	409	—	409	157
Mark-to-market	30	—	30	(639)	—	(639)	505
Private equity (less than 3 percent ownership)
Mark-to-market	70	—	70	(31)	—	(31)	111
Total investment portfolio	(502)	3,438	2,936	(1,353)	(10,598)	(11,951)	704
Other derivatives	(10)	—	(10)	(11)	—	(11)	(8)
Foreign exchange	(183)	(13)	(196)	397	(911)	(514)	340
Current discount rate on future policy benefits	—	84	84	—	1,480	1,480	—
Instrument-specific credit risk on market risk benefits	—	2	2	—	33	33	—
Other (2)	88	167	255	(118)	(80)	(198)	(6)
Net gains (losses), pre-tax	$(607)	$3,678	$3,071	$(1,085)	$(10,076)	$(11,161)	$1,030
(1)    2023 includes a net decrease of the valuation allowance of expected credit losses of $47 million on fixed maturities and a net increase of $4 million for the valuation allowance of expected credit losses on private debt held-for-investment.
(2)    2023 includes a one-time realized gain of $135 million as a result of the consolidation of Huatai Group.

Pre-tax net unrealized gains of $3,438 million in 2023 in our investment portfolio reflected the mark-to-market impact in the fixed income portfolio.

Pre-tax net realized losses of $607 million in 2023 mainly comprised losses from sales and impairments of fixed maturities and foreign exchange losses.

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
For the Year Ended
December 31, 2023
(in millions of U.S. dollars except for ratios)
Numerator
Losses and loss expenses/policy benefits	A	$11,256	$3,511	$2,874	$6,100	$426	$281	$24,448
Catastrophe losses and related adjustments
Catastrophe losses, net of related adjustments		(710)	(669)	(39)	(403)	(7)	—	(1,828)
Reinstatement premiums collected (expensed) on catastrophe losses		—	—	—	—	—	—	—
Catastrophe losses, gross of related adjustments		(710)	(669)	(39)	(403)	(7)	—	(1,828)
PPD and related adjustments
PPD, net of related adjustments - favorable (unfavorable)		494	134	18	376	28	(277)	773
Net premiums earned adjustments on PPD - unfavorable (favorable)		78	—	6	—	—	—	84
Expense adjustments - unfavorable (favorable)		20	—	—	—	(1)	—	19
PPD reinstatement premiums - unfavorable (favorable)		—	(2)	—	—	8	—	6
PPD, gross of related adjustments - favorable (unfavorable)		592	132	24	376	35	(277)	882
CAY loss and loss expense ex CATs	B	$11,138	$2,974	$2,859	$6,073	$454	$4	$23,502
Policy acquisition costs and administrative expenses
Policy acquisition costs and administrative expenses	C	$3,765	$1,457	$149	$4,332	$301	$402	$10,406
Expense adjustments - favorable (unfavorable)		(20)	—	—	—	1	—	(19)
Policy acquisition costs and administrative expenses, adjusted	D	$3,745	$1,457	$149	$4,332	$302	$402	$10,387
Denominator
Net premiums earned	E	$18,416	$5,536	$3,169	$12,231	$962		$40,314
Net premiums earned adjustments on PPD - unfavorable (favorable)		78	—	6	—	—		84
PPD reinstatement premiums - unfavorable (favorable)		—	(2)	—	—	8		6
Net premiums earned excluding adjustments	F	$18,494	$5,534	$3,175	$12,231	$970		$40,404
P&C Combined ratio
Loss and loss expense ratio	A/E	61.1%	63.4%	90.7%	49.9%	44.3%		60.6%
Policy acquisition cost and administrative expense ratio	C/E	20.5%	26.3%	4.7%	35.4%	31.2%		25.9%
P&C Combined ratio		81.6%	89.7%	95.4%	85.3%	75.5%		86.5%
CAY P&C Combined ratio ex CATs
Loss and loss expense ratio, adjusted	B/F	60.2%	53.8%	90.1%	49.7%	46.8%		58.2%
Policy acquisition cost and administrative expense ratio, adjusted	D/F	20.3%	26.3%	4.6%	35.4%	31.1%		25.7%
CAY P&C Combined ratio ex CATs		80.5%	80.1%	94.7%	85.1%	77.9%		83.9%
Combined ratio
Combined ratio								86.5%
Add: impact of gains and losses on crop derivatives								—
P&C Combined ratio								86.5%
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
For the Year Ended
December 31, 2022
(in millions of U.S. dollars except for ratios)
Numerator
Losses and loss expenses/policy benefits	A	$10,828	$3,186	$2,557	$5,252	$670	$363	$22,856
Catastrophe losses and related adjustments
Catastrophe losses, net of related adjustments		(961)	(631)	(64)	(365)	(161)	—	(2,182)
Reinstatement premiums collected (expensed) on catastrophe losses		(1)	(2)	—	(3)	55	—	49
Catastrophe losses, gross of related adjustments		(960)	(629)	(64)	(362)	(216)	—	(2,231)
PPD and related adjustments
PPD, net of related adjustments - favorable (unfavorable)		562	186	61	448	(22)	(359)	876
Net premiums earned adjustments on PPD - unfavorable (favorable)		88	—	168	—	—	—	256
Expense adjustments - unfavorable (favorable)		24	—	(2)	—	1	—	23
PPD reinstatement premiums - unfavorable (favorable)		—	—	—	—	(2)	—	(2)
PPD, gross of related adjustments - favorable (unfavorable)		674	186	227	448	(23)	(359)	1,153
CAY loss and loss expense ex CATs	B	$10,542	$2,743	$2,720	$5,338	$431	$4	$21,778
Policy acquisition costs and administrative expenses
Policy acquisition costs and administrative expenses	C	$3,426	$1,348	$116	$3,888	$276	$385	$9,439
Expense adjustments - favorable (unfavorable)		(24)	—	2	—	(1)	—	(23)
Policy acquisition costs and administrative expenses, adjusted	D	$3,402	$1,348	$118	$3,888	$275	$385	$9,416
Denominator
Net premiums earned	E	$17,107	$5,180	$2,838	$10,803	$922		$36,850
Reinstatement premiums (collected) expensed on catastrophe losses		1	2	—	3	(55)		(49)
Net premiums earned adjustments on PPD - unfavorable (favorable)		88	—	168	—	—		256
PPD reinstatement premiums - unfavorable (favorable)		—	—	—	—	(2)		(2)
Net premiums earned excluding adjustments	F	$17,196	$5,182	$3,006	$10,806	$865		$37,055
P&C Combined ratio
Loss and loss expense ratio	A/E	63.3%	61.5%	90.1%	48.6%	72.6%		62.0%
Policy acquisition cost and administrative expense ratio	C/E	20.0%	26.0%	4.1%	36.0%	30.0%		25.6%
P&C Combined ratio		83.3%	87.5%	94.2%	84.6%	102.6%		87.6%
CAY P&C Combined ratio ex CATs
Loss and loss expense ratio, adjusted	B/F	61.3%	52.9%	90.5%	49.4%	49.7%		58.8%
Policy acquisition cost and administrative expense ratio, adjusted	D/F	19.8%	26.0%	3.9%	36.0%	31.8%		25.4%
CAY P&C Combined ratio ex CATs		81.1%	78.9%	94.4%	85.4%	81.5%		84.2%
Combined ratio
Combined ratio								87.6%
Add: impact of gains and losses on crop derivatives								—
P&C Combined ratio								87.6%
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
For the Year Ended
December 31, 2021
(in millions of U.S. dollars except for ratios)
Numerator
Losses and loss expenses/policy benefits	A	$10,015	$2,924	$1,962	$5,143	$632	$572	$21,248
Catastrophe losses and related adjustments
Catastrophe losses, net of related adjustments		(1,112)	(679)	(40)	(358)	(212)	—	(2,401)
Reinstatement premiums collected (expensed) on catastrophe losses		—	(16)	(2)	—	28	—	10
Catastrophe losses, gross of related adjustments		(1,112)	(663)	(38)	(358)	(240)	—	(2,411)
PPD and related adjustments
PPD, net of related adjustments - favorable (unfavorable)		762	305	(10)	441	(3)	(569)	926
Net premiums earned adjustments on PPD - unfavorable (favorable)		67	—	(25)	—	—	—	42
Expense adjustments - unfavorable (favorable)		6	—	(3)	—	—	—	3
PPD reinstatement premiums - unfavorable (favorable)		6	(1)	—	7	3	—	15
PPD, gross of related adjustments - favorable (unfavorable)		841	304	(38)	448	—	(569)	986
CAY loss and loss expense ex CATs	B	$9,744	$2,565	$1,886	$5,233	$392	$3	$19,823
Policy acquisition costs and administrative expenses
Policy acquisition costs and administrative expenses	C	$3,134	$1,277	$121	$3,877	$235	$365	$9,009
Expense adjustments - favorable (unfavorable)		(6)	—	3	—	—	—	(3)
Policy acquisition costs and administrative expenses, adjusted	D	$3,128	$1,277	$124	$3,877	$235	$365	$9,006
Denominator
Net premiums earned	E	$15,461	$4,915	$2,338	$10,441	$798		$33,953
Reinstatement premiums (collected) expensed on catastrophe losses		—	16	2	—	(28)		(10)
Net premiums earned adjustments on PPD - unfavorable (favorable)		67	—	(25)	—	—		42
PPD reinstatement premiums - unfavorable (favorable)		6	(1)	—	7	3		15
Net premiums earned excluding adjustments	F	$15,534	$4,930	$2,315	$10,448	$773		$34,000
P&C Combined ratio
Loss and loss expense ratio	A/E	64.8%	59.5%	83.9%	49.3%	79.2%		62.6%
Policy acquisition cost and administrative expense ratio	C/E	20.2%	26.0%	5.2%	37.1%	29.5%		26.5%
P&C Combined ratio		85.0%	85.5%	89.1%	86.4%	108.7%		89.1%
CAY P&C Combined ratio ex CATs
Loss and loss expense ratio, adjusted	B/F	62.7%	52.0%	81.5%	50.1%	50.7%		58.3%
Policy acquisition cost and administrative expense ratio, adjusted	D/F	20.2%	25.9%	5.3%	37.1%	30.5%		26.5%
CAY P&C Combined ratio ex CATs		82.9%	77.9%	86.8%	87.2%	81.2%		84.8%
Combined ratio
Combined ratio								89.1%
Add: impact of gains and losses on crop derivatives								—
P&C Combined ratio								89.1%
Note: The ratios above are calculated using whole U.S. dollars. Accordingly, calculations using rounded amounts may differ. Letters A, B, C, D, E and F included in the table are references for calculating the ratios above.

Net Investment Income

(in millions of U.S. dollars, except for percentages)	2023	2022	2021
Average invested assets (1)	$118,357	$110,865	$108,870
Net investment income (2)	$4,937	$3,742	$3,456
Yield on average invested assets	4.2%	3.4%	3.2%
Market yield on fixed maturities	5.3%	5.6%	2.3%
(1)Excludes consolidated investment products and private equities where we own more than three percent.
(2)Includes $21 million, $41 million, and $84 million of amortization expense related to the fair value adjustment of acquired invested assets in 2023, 2022, and 2021, respectively. Excludes investment income from our private equities where we own more than 3 percent interest.

Net investment income is influenced by a number of factors including the amounts and timing of inward and outward cash flows, the level of interest rates, and changes in overall asset allocation. Net investment income increased 31.9 percent in 2023 compared with 2022, primarily due to higher reinvestment rates on fixed maturities and the consolidation of Huatai Group. Refer to Note 1 f) to the Consolidated Financial Statements for additional information.

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

(in millions of U.S. dollars)	2023	2022	2021
Total mark-to-market gain (loss) on private equity, pre-tax	$504	$(250)	$2,115

Interest Expense

Interest expense was $672 million, $570 million, and $492 million for the years ended December 31, 2023, 2022, and 2021, respectively. Interest expense increased in 2023 primarily from rising interest rates on held collateral and repurchase agreements, partially offset by the maturity of $1 billion senior notes in November 2022 and $475 million senior notes in March 2023. Pre-tax interest expense is expected to total $690 million for 2024 based on our debt obligations as of December 31, 2023, at current foreign exchange rates, fees from expected usage of certain facilities including letters of credit, and interest on held collateral and repurchase agreements. Refer to Note 13 to the Consolidated Financial Statements, under Item 8, for more information.

Amortization of Purchased Intangibles and Other Amortization

Amortization of purchased intangibles
Amortization expense related to purchased intangibles was $310 million, $285 million, and $287 million for the years ended December 31, 2023, 2022, and 2021, respectively. The amortization of purchased intangibles expense in 2024 is expected to be $312 million, or approximately $78 million each quarter. Refer to Note 7 to the Consolidated Financial Statements, under Item 8, for more information on the expected pre-tax amortization expense of purchased intangibles, at current foreign currency exchange rates, for the next five years.

At December 31, 2023, the deferred tax liability associated with the Other intangible assets (excluding the fair value adjustment on Unpaid losses and loss expenses) was $1,558 million.

The following table presents, as of December 31, 2023, the expected reduction to the deferred tax liability associated with the amortization of Other intangible assets, at current foreign currency exchange rates, for the next five years:

For the Years Ending December 31 (in millions of U.S. dollars)	Reduction to deferred tax liability associated with intangible assets
2024	$82
2025	73
2026	68
2027	63
2028	60
Total	$346

Amortization of the fair value adjustment on assumed long-term debt
The following table presents, as of December 31, 2023, the expected amortization benefit from the fair value adjustment on assumed long-term debt related to the Chubb Corp acquisition for the next five years:

For the Years Ending December 31 (in millions of U.S. dollars)	Amortization benefit of the fair value adjustment on assumed long-term debt (1)
2024	$21
2025	21
2026	21
2027	21
2028	21
Total	$105
(1)    Recorded as a reduction to Interest expense in the Consolidated statements of operations.

Investments
Our investment portfolio is invested primarily in publicly traded, investment grade, fixed income securities with an average credit quality of A/A as rated by the independent investment rating services Standard and Poor’s (S&P)/ Moody’s Investors Service (Moody’s). Excluding Huatai, the portfolio is primarily managed externally by independent, professional investment managers and is broadly diversified across geographies, sectors, and issuers. We hold no collateralized debt obligations in our investment portfolio, and we provide no credit default protection. We have long-standing global credit limits for our entire portfolio across the organization. Exposures are aggregated, monitored, and actively managed by our Global Credit Committee, comprising senior executives, including our Chief Financial Officer, our Chief Risk Officer, our Chief Investment Officer, and our Treasurer. We also have well-established, strict contractual investment rules requiring managers to maintain highly diversified exposures to individual issuers and closely monitor investment manager compliance with portfolio guidelines.

The average duration of our fixed income securities, including the effect of options and swaps, was 4.8 years and 4.5 years at December 31, 2023 and 2022, respectively. We estimate that a 100 basis point (bps) increase in interest rates would reduce the valuation of our fixed income portfolio by approximately $5.5 billion at December 31, 2023. The following table shows the fair value and cost/amortized cost, net of valuation allowance, of our invested assets:

	December 31, 2023		December 31, 2022
(in millions of U.S. dollars)	Fair Value	Cost/ Amortized Cost, Net	Fair Value	Cost/ Amortized Cost, Net
Short-term investments	$4,551	$4,551	$4,960	$4,962
Fixed maturities - Consolidated investment products	3,773	3,773	—	—
Fixed maturities available-for-sale	106,571	110,972	85,220	93,186
Fixed maturities held to maturity	—	—	8,439	8,848
Fixed income securities	114,895	119,296	98,619	106,996
Equity securities	3,455	3,455	827	827
Private debt held-for-investment	2,560	2,553	—	—
Private equities and other	15,832	15,832	13,696	13,696
Total investments	$136,742	$141,136	$113,142	$121,519

The fair value of our total investments increased $23.6 billion during the year ended December 31, 2023, reflecting the consolidation of Huatai, which added $12.7 billion, of which $7.2 billion was attributable to Chubb. In addition, there was a net increase reflecting the investing of operating cash flow and unrealized gains, partially offset by share repurchases and dividend payments.

The following tables present the fair value of our fixed income securities at December 31, 2023 and 2022. The first table lists investments according to type and second according to S&P credit rating:

	December 31, 2023		December 31, 2022
(in millions of U.S. dollars, except for percentages)	Fair Value	% of Total	Fair Value	% of Total
U.S. Treasury / Agency	$3,590	3%	$3,996	4%
Corporate and asset-backed securities	42,830	37%	38,535	40%
Mortgage-backed securities	22,058	19%	17,202	17%
Municipal	2,929	3%	6,964	7%
Non-U.S.	38,937	34%	26,962	27%
Short-term investments	4,551	4%	4,960	5%
Total (1)	$114,895	100%	$98,619	100%
AAA	$12,669	11%	$14,779	15%
AA	34,312	30%	31,195	32%
A	27,674	24%	18,366	19%
BBB	20,810	18%	16,802	17%
BB	10,270	9%	8,722	9%
B	8,580	7%	8,347	8%
Other	580	1%	408	—%
Total (1)	$114,895	100%	$98,619	100%
(1) Includes fixed maturities related to consolidated investment products (CIP) of $3.8 billion recorded in Other investments in the Consolidated balance sheets.

Corporate and asset-backed securities

The following table presents our 10 largest global exposures to corporate bonds by fair value at December 31, 2023:

(in millions of U.S. dollars)	Fair Value
Bank of America Corp	$801
Morgan Stanley	703
JPMorgan Chase & Co	690
Wells Fargo & Co	605
Citigroup Inc	546
Goldman Sachs Group Inc	535
UBS Group AG	421
HSBC Holdings Plc	407
AT&T Inc	395
Verizon Communications Inc	392

Mortgage-backed securities

The following table shows the fair value and amortized cost, net of valuation allowance, of our mortgage-backed securities:

	S&P Credit Rating					Fair Value	Amortized Cost, Net
December 31, 2023 (in millions of U.S. dollars)	AAA	AA	A	BBB	BB and below	Total	Total
Agency residential mortgage-backed (RMBS)	$9	$18,885	$—	$—	$—	$18,894	$20,310
Non-agency RMBS	881	74	42	54	7	1,058	1,124
Commercial mortgage-backed securities	1,798	190	107	9	2	2,106	2,283
Total mortgage-backed securities	$2,688	$19,149	$149	$63	$9	$22,058	$23,717

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

Our non-U.S. investment grade fixed income portfolios are currency-matched with the insurance liabilities of our non-U.S. operations. The average credit quality of our non-U.S. fixed income securities is A and 39 percent of our holdings are rated AAA or guaranteed by governments or quasi-government agencies. Within the context of these investment portfolios, our government and corporate bond holdings are highly diversified across industries and geographies. Issuer limits are based on credit rating (AA—two percent, A—one percent, BBB—0.5 percent of the total portfolio) and are monitored daily via an internal compliance system. We manage our indirect exposure using the same credit rating based investment approach. Accordingly, we do not believe our indirect exposure is material.

The following table summarizes the fair value and amortized cost, net of valuation allowance, of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. government securities at December 31, 2023:

(in millions of U.S. dollars)	Fair Value	Amortized Cost, Net
Republic of Korea	$1,784	$1,723
People's Republic of China	1,452	1,391
Taiwan	996	965
Canada	922	954
United Mexican States	604	626
Federative Republic of Brazil	577	576
Province of Ontario	574	596
Kingdom of Thailand	568	561
Commonwealth of Australia	493	558
Socialist Republic of Vietnam	484	362
Other Non-U.S. Government Securities	5,957	6,204
Total	$14,411	$14,516

The following table summarizes the fair value and amortized cost, net of valuation allowance, of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. corporate securities at December 31, 2023:

(in millions of U.S. dollars)	Fair Value	Amortized Cost, Net
China	$5,842	$5,854
United Kingdom	2,641	2,749
Canada	2,084	2,123
France	1,546	1,584
South Korea	1,542	1,521
United States (1)	1,532	1,565
Australia	1,102	1,156
Japan	820	849
Germany	621	651
Netherlands	568	590
Other Non-U.S. Corporate Securities	6,228	6,484
Total	$24,526	$25,126
(1)     The countries that are listed in the non-U.S. corporate fixed income portfolio above represent the ultimate parent company's country of risk. Non-U.S. corporate securities could be issued by foreign subsidiaries of U.S. corporations.

Below-investment grade corporate fixed income portfolio
Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss from default by the borrower is greater with below-investment grade securities. Below-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than investment grade issuers. At December 31, 2023, our corporate fixed income investment portfolio included below-investment grade and non-rated securities which, in total, comprised approximately 15 percent of our fixed income portfolio. Our below-investment grade and non-rated portfolio includes over 1,600 issuers, with the greatest single exposure being $168 million.

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

The following table presents count information for asbestos claims and environmental claims by account, for direct policies only:

	Asbestos		Environmental
	2023	2022	2023	2022
Open at beginning of year	1,795	1,739	1,195	1,230
Newly reported/reopened	230	208	116	64
Closed or otherwise disposed	241	152	202	99
Open at end of year	1,784	1,795	1,109	1,195

Survival ratios are calculated by dividing the asbestos or environmental loss and allocated loss adjustment expense (ALAE) reserves by the average asbestos or environmental loss and ALAE payments for the three most recent calendar years (3-year survival ratio).

The following table presents the gross and net 3-year survival ratios for Asbestos and Environmental loss and ALAE reserves:

(in years)	Gross loss and ALAE reserves	Net loss and ALAE reserves
Asbestos	4.4	4.3
Environmental	3.1	3.4

The survival ratios provide only a very rough depiction of reserves and are significantly impacted by a number of factors such as aggressive settlement practices, variations in gross to ceded relationships within the asbestos or environmental claims, and levels of coverage provided. Therefore, we urge caution in using these very simplistic ratios to gauge reserve adequacy.

Catastrophe Management

We actively monitor and manage our catastrophe risk accumulation around the world from natural perils, which includes setting risk limits based on probable maximum loss (PML) and purchasing catastrophe reinsurance to ensure sufficient liquidity and capital to meet the expectations of regulators, rating agencies, and policyholders, and to provide shareholders with an appropriate risk-adjusted return. Chubb uses internal and external data together with sophisticated, analytical catastrophe loss and risk modeling techniques to ensure an appropriate understanding of risk, including diversification and correlation effects, across different product lines and territories. The table below presents our modeled pre-tax estimates of natural catastrophe PML, net of reinsurance, at December 31, 2023, and does not represent our expected catastrophe losses for any one year.

	Modeled Net Probable Maximum Loss (PML) Pre-tax
	Worldwide (1)		U.S. Hurricane (2)		California Earthquake (3)
	Annual Aggregate		Annual Aggregate		Single Occurrence
(in millions of U.S. dollars, except for percentages)	Chubb	% of Total Chubb Shareholders’ Equity	Chubb	% of Total Chubb Shareholders’ Equity	Chubb	% of Total Chubb Shareholders’ Equity
1-in-10	$2,497	4.2%	$1,373	2.3%	$155	0.3%
1-in-100	$5,613	9.4%	$3,827	6.4%	$1,426	2.4%
1-in-250	$9,217	15.5%	$7,041	11.8%	$1,691	2.8%
(1)     Worldwide aggregate comprises losses arising from tropical cyclones, convective storms, earthquakes, U.S. wildfires, and floods in the U.S., Canada, and Europe, and excludes "non-modeled" perils such as man-made and other catastrophe risks including pandemic.
(2)     U.S. hurricane losses include losses from wind, storm-surge, and related precipitation-induced flooding.
(3)    California earthquakes include the fire-following sub-peril.

The PML for worldwide and key U.S. peril regions are based on our in-force portfolio at October 1, 2023, and reflect the September 1, 2023, reinsurance program as well as inuring reinsurance protection coverages. This includes a $500 million excess of loss program for named windstorms and earthquakes within Northeast states, purchased and effective September 1, 2023. Refer to the Global Property Catastrophe Reinsurance section for more information. These estimates assume that reinsurance recoverable is fully collectible.

According to the model, for the 1-in-100 return period scenario, there is a one percent chance that our pre-tax annual aggregate losses incurred in any year from U.S. hurricane events could be in excess of $3,827 million (or 6.4 percent of total Chubb shareholders’ equity at December 31, 2023).

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
•The potential effects of climate change add to modeling complexity; and
•Changing climate conditions could impact our exposure to natural catastrophe risks. Published studies by leading government, academic and professional organizations combined with extensive research by Chubb climate scientists reveal the potential for increases in the frequency and severity of key natural perils such as tropical cyclones, inland flood, and wildfire. To understand the potential impacts on the Chubb portfolio, we have conducted stress tests on our peak exposure zone, namely in the U.S., using parameters outlined by the Intergovernmental Panel on Climate Change (IPCC) Climate Change 2021 report. These parameters consider the impacts of climate change and the resulting climate peril impacts over a timescale relevant to our business. The tests are conducted by adjusting our baseline view of risk for the perils of hurricane, inland flood, and wildfire in the U.S. to reflect increases in frequency and severity across the modeled domains for each of these perils. Based on these tests against the Chubb portfolio we do not expect material impacts to our baseline PMLs from climate change through December 31, 2024. These tests reflect current exposures only and exclude potentially mitigating factors such as changes to building codes, public or private risk mitigation, regulation, and public policy.

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

Terrorism
We offer terrorism coverage in the U.S. and in many other countries through various insurance products. We actively monitor terrorism risk and manage exposures through set risk limits based on modeled losses from certain terrorism attack scenarios, the purchase of reinsurance, and the reliance on government-sponsored terrorism reinsurance programs. In the U.S., certain protections of our terrorism exposure are provided through the Terrorism Risk Insurance Program Reauthorization Act of 2019 (TRIPRA). In 2023, TRIPRA covers 81 percent of insured losses above a deductible, estimated to be approximately $3.2 billion. Refer to “Global Property Catastrophe Reinsurance Program” for information on our reinsurance protection purchased. At our largest exposure location in the U.S., our maximum modeled losses from a 10-ton truck-bomb explosion are estimated to be $2.1 billion pre-tax based on the exposures, net of reinsurance and TRIPRA, as of December 31, 2023.

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

Chubb renewed its Global Property Catastrophe Reinsurance Program for our North American and International operations effective April 1, 2023, through March 31, 2024, with no material changes in coverage to the expired program. The program consists of three layers in excess of losses retained by Chubb on a per occurrence basis. In addition, Chubb renewed its terrorism coverage (excluding nuclear, biological, chemical and radiation coverage, with an inclusion of coverage for biological and chemical coverage for personal lines) for the United States from April 1, 2023, through March 31, 2024, with the same limits and retention and percentage placed except that the majority of terrorism coverage is on an aggregate basis above our retentions without a reinstatement.

Effective September 1, 2023, Chubb purchased an additional layer of per occurrence coverage for named windstorms and earthquakes within Northeast states. Coverage is provided for losses for North American and international operations within the territory through August 31, 2024.

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

Each year the RMA issues a final SRA for the subsequent reinsurance year (i.e., the 2024 SRA covers the 2024 reinsurance year from July 1, 2023 through June 30, 2024). There were no significant changes in the terms and conditions from the 2023 SRA and, therefore, the new SRA does not impact Chubb's outlook on the crop program relative to 2024.

We recognize net premiums written as soon as estimable on our MPCI business, which is generally when we receive acreage reports from the policyholders on the various crops throughout the U.S. This allows us to best determine the premium associated with the liability that is being planted. The MPCI program has specific timeframes as to when producers must report acreage to us, and in certain cases the reporting occurs after the close of the respective reinsurance year. Once the net premium written has been recorded, the premium is then earned over the growing season for the crops. A majority of the crops that are covered in the program are typically subject to the SRA in effect at the beginning of the year. Given the major crops covered in the program, we typically see a substantial written and earned premium impact in the second and third quarters.

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

To further ensure the sufficiency of funds to settle unforeseen claims, we hold certain invested assets in cash and short-term investments. In addition, for certain insurance, reinsurance, or deposit contracts that tend to have relatively large and reasonably predictable cash outflows, we attempt to establish dedicated portfolios of assets that are duration-matched with the related liabilities. With respect to the duration of our overall investment portfolio, we manage asset durations to both maximize return given current market conditions and provide sufficient liquidity to cover future loss payments. At December 31, 2023, the average duration of our fixed maturities, including the effect of futures, options, and swaps, (4.8 years) approximates the average expected duration of our P&C insurance liabilities (3.9 years).

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
The payment of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction, as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies. During 2023, we were able to meet all our obligations, including the payments of dividends on our Common Shares, with our net cash flows.

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions as well as the subsidiary's financial condition are paramount to the dividend decision. Chubb Limited received dividends of $3.3 billion and $7.5 billion from its Bermuda subsidiaries in 2023 and 2022, respectively. Chubb Limited received cash dividends of $28 million and $32 million and non-cash dividends of $291 million and $348 million from Swiss subsidiaries in 2023 and 2022, respectively. Chubb Limited also received dividends of $134 million from its other international subsidiary in 2022.

The U.S. insurance subsidiaries of Chubb INA Holdings Inc. (Chubb INA) may pay dividends, without prior regulatory approval, subject to restrictions set out in state law of the subsidiary's domicile (or, if applicable, commercial domicile). Chubb INA's international subsidiaries are also subject to insurance laws and regulations particular to the countries in which the subsidiaries operate. These laws and regulations sometimes include restrictions that limit the amount of dividends payable without prior approval of regulatory insurance authorities. Chubb Limited received no dividends from Chubb INA in 2023 and 2022. Debt issued by Chubb INA is serviced by statutorily permissible distributions by Chubb INA's insurance subsidiaries to Chubb INA as well as other group resources. Chubb INA received cash dividends of $2.4 billion and $2.0 billion and non-cash dividends of $170 million and nil from its subsidiaries in 2023 and 2022, respectively. At December 31, 2023, the amount of dividends available to be paid to Chubb INA in 2024 from its subsidiaries without prior approval of insurance regulatory authorities totals $4.0 billion.

Cash Flows
Our insurance and reinsurance operations provide liquidity in that premiums are received in advance, sometimes substantially in advance, of the time claims are paid. Generally, cash flows are affected by claim payments that, due to the nature of our operations, may comprise large loss payments on a limited number of claims and which can fluctuate significantly from period to period. The irregular timing of these loss payments can create significant variations in cash flows from operations between periods. For additional information regarding estimates of future claim payments over the next twelve months, refer to our discussion of Cash Requirements within "Capital Resources". Sources of liquidity include cash from operations, routine sales of investments, and financing arrangements. The following is a discussion of our cash flows for 2023, 2022, and 2021.

Operating cash flows reflect Net income for each period, adjusted for non-cash items and changes in working capital. Operating cash flows were $12.6 billion in 2023, compared to $11.3 billion and $11.2 billion in 2022 and 2021, respectively. Operating cash flow increased $1.3 billion in 2023 compared to 2022, due to higher net investment income and net premiums collected, partially offset by higher net losses paid and income taxes paid. In addition, there were net proceeds from sales of consolidated investment products (CIP) from Huatai's asset management companies of $450 million.

Cash used for investing was $7.6 billion in 2023, compared to $5.7 billion and $6.7 billion in 2022 and 2021, respectively. Cash used for investing in the current year increased $1.9 billion in 2023 compared to 2022 due to higher net purchases of fixed maturities and equity securities of $7.5 billion, offset by a decrease in cash paid for acquisition of subsidiaries of $5.1 billion. In 2023, the incremental cash paid for the additional purchases of Huatai, net of cash acquired, was immaterial given that there were cash deposits made in the prior years. In 2022, cash paid for acquisition of subsidiaries primarily included the purchase of Cigna's business in Asia of $5.0 billion, net of cash acquired.

Cash used for financing was $4.5 billion in 2023, compared to $5.1 billion and $4.4 billion in 2022 and 2021, respectively. The decrease of $653 million in 2023 compared to 2022 is primarily from lower long-term debt repayments of $525 million and lower common shares repurchased of $483 million. This decrease in cash used for financing was partially offset by net CIP-related distributions to third-parties of $619 million. These CIPs are related to Huatai's asset management companies. Refer to Note 15 to the Consolidated Financial Statements for additional information on share repurchases.

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

We use repurchase agreements as a low-cost funding alternative. At December 31, 2023, there were $2.8 billion, including variable interest entities balances of $1.0 billion, in repurchase agreements outstanding with various maturities over the next five months.

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

Capital Resources

Capital resources consist of funds deployed or available to be deployed to support our business operations.

		As Adjusted
(in millions of U.S. dollars, except for percentages)	December 31, 2023	December 31, 2022
Short-term debt	$1,460	$475
Long-term debt	13,035	14,402
Total financial debt	14,495	14,877
Trust preferred securities	308	308
Total Chubb shareholders’ equity	59,507	50,519
Total capitalization	$74,310	$65,704
Ratio of financial debt to total capitalization	19.5%	22.6%
Ratio of financial debt plus trust preferred securities to total capitalization	19.9%	23.1%

The ratios of financial debt to total capitalization in the table above are lower at December 31, 2023 compared to December 31, 2022 from the increase in shareholders' equity, principally reflecting strong net income and net unrealized appreciation on investments in the current year compared to net unrealized depreciation in 2022.

Repurchase agreements are excluded from the table above and are disclosed separately from short-term debt in the Consolidated balance sheets. The repurchase agreements are collateralized borrowings where we maintain the right and ability to redeem the collateral on short notice, unlike short-term debt which comprises the current maturities of our long-term debt instruments.

We believe our financial strength provides us with the flexibility and capacity to obtain available funds externally through debt or equity financing on both a short-term and long-term basis. Our ability to access the capital markets is dependent on, among other things, market conditions and our perceived financial strength. We have accessed both the debt and equity markets from time to time. We generally maintain the ability to issue certain classes of debt and equity securities via an unlimited Securities and Exchange Commission (SEC) shelf registration which is renewed every three years. This allows us capital market access for refinancing as well as for unforeseen or opportunistic capital needs. We also have a shelf registration statement which allows us to issue an unlimited amount of certain classes of debt and equity from time to time. This shelf registration statement expires in October 2024.

Securities Repurchases
From time to time, we repurchase shares as part of our capital management program. On July 19, 2021, the Board authorized a one-time incremental share repurchase program of up to $5.0 billion of Chubb Common Shares effective through June 30, 2022. In May 2022, the Board authorized the repurchase of up to $2.5 billion of Chubb Common Shares effective through June 30, 2023. In June 2023, the Board authorized the repurchase of up to $5.0 billion of Chubb's Common Shares effective July 1, 2023 with no expiration date.

Share repurchases may be made in the open market, in privately negotiated transactions, block trades, accelerated repurchases and/or through option or other forward transactions. In 2023, 2022, and 2021 we repurchased $2.5 billion, $3.0 billion, and $4.9 billion, respectively, of Common Shares in a series of open market transactions under the Board share repurchase authorizations at an average per share price of $209.52, $201.96, and $175.85, respectively. For the period January 1, 2024 through February 22, 2024, we repurchased 269,450 Common Shares for a total of $67 million in a series of open market transactions under the share repurchase program authorization. At February 22, 2024, $3.6 billion in share repurchase authorization remained.

Common Shares
Our Common Shares had a par value of CHF 0.50 each at December 31, 2023.

As of December 31, 2023, there were 26,181,949 Common Shares in treasury with a weighted-average cost of $168.05 per share.

Under Swiss law, dividends must be stated in Swiss francs though dividend payments are made by Chubb in U.S. dollars.

At our May 2023 annual general meeting, our shareholders approved an annual dividend for the following year of up to $3.44 per share, expected to be paid in four quarterly installments of $0.86 per share after the annual general meeting by way of distribution from capital contribution reserves, transferred to free reserves for payment. The Board will determine the record and payment dates at which the annual dividend may be paid until the date of the 2024 annual general meeting, and is authorized to abstain from distributing a dividend at its discretion. The first three quarterly installments each of $0.86 per share, have been distributed by the Board as expected.

At our May 2022 annual general meeting, our shareholders approved an annual dividend for the following year of up to $3.32 per share, which was paid in four quarterly installments of $0.83 per share at dates determined by the Board after the annual general meeting by way of distribution from capital contribution reserves, transferred to free reserves for payment.

Dividend distributions on Common Shares amounted to CHF 3.05 ($3.41) per share for the year ended December 31, 2023. Refer to Note 15 to the Consolidated Financial Statements for additional information on our dividends.

Cash Requirements
Our cash requirements within the next twelve months include claims payable to claimants and other routine obligations typical to our business. We also have commitments related to our limited partnerships as well as for the incremental ownership interests in Huatai Group. We expect the cash required to meet these obligations to be primarily generated through a combination of cash on hand, cash from operations, routine sales of investments, and financing arrangements. We believe these sources will be sufficient to meet our anticipated cash requirements for at least the next twelve months, while maintaining sufficient liquidity for normal operating purposes. We believe our financial strength provides us with the flexibility and capacity to obtain available funds externally through debt or equity financing on both a short-term and long-term basis, if necessary. At December 31, 2023, our long-term cash requirements under our various contractual obligations and commitments include:

•Gross loss payments under insurance and reinsurance contracts - We are obligated to pay claims under insurance and reinsurance contracts for specified loss events covered under those contracts. Total cash requirements are not determinable from underlying contracts and must be estimated. Gross loss payments under insurance and reinsurance contracts are estimated at $80.2 billion with $22.4 billion estimated due over the next twelve months. These estimated gross loss payments are inherently uncertain and the amount and timing of actual loss payments are likely to differ from these estimates and the differences could be material. Given the numerous factors and assumptions involved in both estimates of loss reserves and related estimates as to the timing of future loss payments, differences between actual and estimated loss payments will not necessarily indicate a commensurate change in ultimate loss estimates. Refer to Note 8 to the Consolidated Financial Statements for additional information.

•Estimated payments for future policy benefits and market risk benefits - Total estimated payments for future policy benefits and market risk benefits are estimated at $56.0 billion and $1.5 billion, respectively, with a total $2.9 billion estimated due over the next twelve months. These estimated payments, which are not determinable from the contracts, are gross of fees or premiums from the underlying contracts. These estimated payments are higher than the future policy benefits reserves and MRB liability presented on our Consolidated balance sheets which are discounted and are reflected net of fees and premiums due from the underlying contracts. The timing and amount of actual payments may vary from the estimates. Refer to Note 1 l) and Note 9 for additional information on future policy benefits, and Note 1 m) and Note 11 for additional information on market risk benefits.

•Short-term and Long-term debt, trust preferred securities, and related interest payments - Total obligations for short-term and long-term debt and trust preferred securities maturities are $14.6 billion with $1.5 billion due over the next twelve months. Interest payments related to these obligations total $6.1 billion with $0.5 billion due over the next twelve months. These estimates are based on current exchange rates. Refer to Note 13 to the Consolidated Financial Statements for additional information.

•Commitments on invested assets - Total obligations for commitments related to our invested assets are $7.2 billion with $2.1 billion due over the next twelve months. Refer to Note 14 to the Consolidated Financial Statements for additional information.

•Pending acquisition - Cash requirements for pending incremental shares in Huatai Group are approximately $245 million, based on current exchange rates, expected to be paid in the first quarter of 2024. The timing of completion is contingent upon important conditions. Refer to Note 2 to the Consolidated Financial Statements for additional information.

•Deposit liabilities - Total obligations for deposit liabilities, including contract holder deposit funds, are $13.5 billion with $827 million due over the next twelve months. Refer to Note 1 o) to the Consolidated Financial Statements for additional information.

•Repurchase agreements - We use repurchase agreements as a low-cost funding alternative. At December 31, 2023, there were $2.8 billion in repurchase agreements outstanding with various maturities over the next five months. Refer to Note 13 to the Consolidated Financial Statements for additional information.

•Operating leases - Total obligations for operating leases are $1.2 billion with $166 million estimated due over the next twelve months. Refer to Note 14 j) to the Consolidated Financial Statements for additional information. As of December 31, 2023, we entered into a separate lease for office space that is not yet recorded on our Consolidated balance sheets and is not included in the total obligations referenced above. The lease is expected to commence in December 2024 with an initial term of approximately 23 years. Total cash requirements are estimated at approximately $621 million over the term of the lease.

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

The following table presents the condensed balance sheets of Chubb Limited and Chubb INA Holdings Inc., after elimination of investment in any non-guarantor subsidiary:

	Chubb Limited (Parent Guarantor)		Chubb INA Holdings Inc. (Subsidiary Issuer)
		As Adjusted		As Adjusted
(in millions of U.S. dollars)	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Assets
Investments	$—	$—	$103	$135
Cash	77	40	3	2
Due from parent guarantor/subsidiary issuer	441	2	—	586
Due from subsidiaries that are not issuers or guarantors	539	1,791	571	598
Other assets	12	16	2,785	2,106
Total assets	$1,069	$1,849	$3,462	$3,427
Liabilities
Due to parent guarantor/subsidiary issuer	$—	$586	$441	$2
Due to subsidiaries that are not issuers or guarantors	263	248	593	1,710
Affiliated notional cash pooling programs	594	252	455	1,496
Short-term debt	—	—	1,460	475
Long-term debt	—	—	13,035	14,402
Trust preferred securities	—	—	308	308
Other liabilities	657	616	1,496	1,305
Total liabilities	1,514	1,702	17,788	19,698
Total shareholders’ equity	(445)	147	(14,326)	(16,271)
Total liabilities and shareholders’ equity	$1,069	$1,849	$3,462	$3,427

The following table presents the condensed statements of operations and comprehensive income of Chubb Limited and Chubb INA Holdings Inc., excluding equity in earnings from non-guarantor subsidiaries:

Year Ended December 31, 2023	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)
(in millions of U.S. dollars)
Net investment income (loss)	$(32)	$(124)
Net realized gains (loss)	6	(100)
Administrative expenses	116	(4)
Interest (income) expense	(5)	436
Other (income) expense	(44)	82
Cigna integration expenses	—	3
Income tax benefit	(56)	(150)
Net loss	$(37)	$(591)
Comprehensive loss	$(37)	$(666)

Credit Facilities

As our Bermuda subsidiaries are non-admitted insurers and reinsurers in the U.S., the terms of certain U.S. insurance and reinsurance contracts require them to provide collateral, which can be in the form of letters of credit (LOCs). LOCs may also be used for general corporate purposes.

Should the need arise, we generally have access to capital markets and to credit facilities. In October 2022, we consolidated three syndicated facilities into a new group syndicated credit facility with increased capacity expiring in October 2027. Our letter of credit capacity for the new and existing facilities is $4.0 billion, $3.0 billion of which can be used for revolving credit. At December 31, 2023, our usage under these facilities was $948 million in LOCs. Our access to credit under these facilities is dependent on the ability of the banks that are a party to the facilities to meet their funding commitments. Should the existing credit providers on these facilities experience financial difficulty, we may be required to replace credit sources, possibly in a difficult market. If we cannot obtain adequate capital or sources of credit on favorable terms, on a timely basis, or at all, our business, operating results, and financial condition could be adversely affected. To date, we have not experienced difficulty accessing our credit facilities or establishing additional facilities when needed.

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

The facilities noted above require that we maintain certain financial covenants, all of which have been met at December 31, 2023. These covenants include:

(i)a minimum consolidated net worth of not less than $41.959 billion; and
(ii)a ratio of consolidated debt to total capitalization of not greater than 0.35 to 1.

At December 31, 2023, (a) the minimum consolidated net worth requirement under the covenant described in (i) above was $41.959 billion and our actual consolidated net worth, excluding noncontrolling interest, as calculated under that covenant was $66.3 billion and (b) our ratio of debt to total capitalization, as calculated under the covenant which excludes the fair value adjustment of debt acquired through the Chubb Corp acquisition and noncontrolling interest, was 0.19 to 1, which is below the maximum debt to total capitalization ratio of 0.35 to 1 as described in (ii) above.

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

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Market Sensitive Instruments and Risk Management
Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. We are exposed to potential losses from various market risks including changes in interest rates, equity prices, and foreign currency exchange rates. Further, through writing the GLB and GMDB products, collectively referred to as market risk benefits (MRB), we are exposed to volatility in the equity and credit markets, as well as interest rates. Our investment portfolio consists primarily of fixed income securities, denominated in both U.S. dollars and foreign currencies, which are sensitive to changes in interest rates and foreign currency exchange rates. The majority of our fixed income portfolio is classified as available-for-sale. The effect of market movements on our fixed maturities available-for-sale portfolio impacts Net income (through Net realized gains (losses)) when securities are sold, when we write down an asset, or when we record a change to the allowance for expected credit losses. Changes in interest rates and foreign currency exchange rates will have an immediate effect on Shareholders' equity and Comprehensive income and, in certain instances, Net income. The effect of market movements on fixed maturities related to consolidated investment products in the Huatai portfolio (Fixed maturities - CIP) impacts Net income (through Net realized gains (losses)). From time to time, we also use derivative instruments such as futures, options, swaps, and foreign currency forward contracts to manage the duration of our investment portfolio and foreign currency exposures and also to obtain exposure to a particular financial market. At December 31, 2023 and 2022, our notional exposure to derivative instruments was $10.4 billion and $9.8 billion, respectively. These instruments are recognized as assets or liabilities in our Consolidated Financial Statements and are sensitive to changes in interest rates, foreign currency exchange rates, and equity security prices. As part of our investing activities, from time to time we purchase to be announced mortgage backed securities (TBAs). Changes in the fair value of TBAs are included in Net realized gains (losses) and, therefore, have an immediate effect on both our Net income and Shareholders' equity.

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

The following is a discussion of our primary market risk exposures at December 31, 2023. Our policies to address these risks in 2023 were not materially different from 2022. We do not currently anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

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

The following table presents the impact at December 31, 2023 and 2022, on the fair value of our fixed income portfolio of a hypothetical increase in interest rates of 100 bps applied instantly across the U.S. yield curve (an immediate time horizon was used as this presents the worst case scenario):

(in billions of U.S. dollars, except for percentages)	2023	2022
Fair value of fixed income portfolio	$114.9	$98.6
Pre-tax impact of 100 bps increase in interest rates:
Decrease in dollars	$5.5	$4.4
As a percentage of total fixed income portfolio at fair value	4.8%	4.5%

Changes in interest rates will have an immediate effect on Comprehensive income and Shareholders' equity for our available-for- sale portfolio but will not ordinarily have an immediate effect on Net income. Variations in market interest rates could produce significant changes in the timing of prepayments due to available prepayment options. For these reasons, actual results could differ from those reflected in the tables. Changes in interest rates for our fixed income – consolidated investment products will have an immediate impact on Net income (through Net realized gains (losses)).

Although our debt and trust preferred securities (collectively referred to as debt obligations) are reported at amortized cost and not adjusted for fair value changes, changes in interest rates could have a material impact on their fair value, albeit there would be no impact on our Consolidated Financial Statements.

The following table presents the impact at December 31, 2023 and 2022, on the fair value of our debt obligations of a hypothetical decrease in interest rates of 100 bps applied instantly across the U.S. yield curve (an immediate time horizon was used as this presents the worst case scenario):

(in billions of U.S. dollars, except for percentages)	2023	2022
Fair value of debt obligations, including repurchase agreements	$16.6	$14.8
Pre-tax impact of 100 bps decrease in interest rates:
Increase in dollars	$1.1	$1.1
As a percentage of total debt obligations at fair value	6.6%	7.4%

Foreign currency management
As a global company, Chubb entities transact business in multiple currencies. Our policy is to generally match assets, liabilities and required capital for each individual jurisdiction in local currency, which would include the use of derivatives.

The following table summarizes the unhedged portion of net assets (liabilities) in non-U.S. currencies at December 31, 2023 and 2022, and excludes noncontrolling interests:

		2023		2022	2023 vs. 2022 % change in exchange rate per USD
(in millions of U.S. dollars, except for percentages)	Value of net assets (liabilities)	Exchange rate per USD	Value of net assets (liabilities)	Exchange rate per USD
Korean won (KRW) (x100)	$6,115	0.0775	$5,333	0.0793	(2.3)%
Chinese yuan renminbi (CNY)	5,172	0.1408	4,664	0.1450	(2.9)%
Canadian dollar (CAD)	2,362	0.7551	2,166	0.7378	2.3%
Australian dollar (AUD)	1,661	0.6812	1,269	0.6813	—
Mexican peso (MXN)	973	0.0589	801	0.0513	14.9%
Brazilian real (BRL)	718	0.2061	624	0.1892	8.9%
New Taiwan dollar (TWD)	647	0.0327	880	0.0325	0.5%
British pound sterling (GBP)	588	1.2731	486	1.2083	5.4%
Baht (THB)	575	0.0292	522	0.0289	1.0%
Euro (EUR) (1)	(1,835)	1.1039	(2,006)	1.0705	3.1%
Other foreign currencies	1,952	various	2,106	various	NM
Value of unhedged portion of net assets denominated in foreign currencies (2)	$18,928		$16,845
As a percentage of total net assets	31.8%		33.3%
Pre-tax decrease to Chubb Shareholders' equity of a hypothetical 10 percent strengthening of the USD	$1,721		$1,531
NM – not meaningful
(1)    Includes unhedged portion of euro denominated debt of $3.1 billion and net assets of $1.3 billion in 2023, and $3.0 billion and $1.0 billion, respectively, in 2022. Excludes hedged euro denominated debt of $1.6 billion in 2023 and 2022.
(2)    The unhedged net assets denominated in foreign currencies comprised goodwill and other intangible assets of approximately 54 percent and 37 percent at December 31, 2023 and 2022, respectively. The additional 17 percentage point increase in goodwill and other intangible assets was driven by the consolidation of Huatai Group in 2023.

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

The objective of the fair value cross-currency swaps is to hedge euro 1.5 billion of the foreign currency risk on our euro denominated debt by converting cash flows back into the U.S dollar. The objective of the net investment cross-currency swaps is to hedge the foreign currency exposure in the net investments of certain foreign subsidiaries by converting cash flows from U.S. dollar to the British pound sterling (GBP 957 million), Japanese yen (JPY 43 billion), and Swiss franc (CHF 96 million). The hedged risk is designated as the foreign currency exposure arising between the functional currency of the foreign subsidiary and the functional currency of its parent entity. For additional information refer to Note 14 to the Consolidated Financial Statements.

Reinsurance of market risk benefits
Effective January 1, 2023, we adopted new U.S. GAAP accounting guidance for long-duration contracts that affected the accounting for guaranteed minimum death benefits (GMDB) and guaranteed living benefits (GLB) liabilities, collectively referred to as market risk benefits (MRB). MRB are measured at fair value using a valuation model based on current net exposures, market data, our experience, and other factors. Changes in fair value are recorded to Market risk benefits gains (losses) in the Consolidated statements of operations, except for the change in fair value due to a change in the instrument-specific credit risk which is recognized in Other comprehensive income. For additional information refer to Note 1 m) and Note 11 to the Consolidated Financial Statements, under Item 8.

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

The tables below are estimates of the sensitivities to instantaneous changes in economic inputs (e.g., equity shock, interest rate shock, etc.) at December 31, 2023, for both the fair value of the MRB liability (FVL) and the fair value of specific derivative instruments held (hedge value) to partially offset the risk in the MRB reinsurance portfolio. The following assumptions should be considered when using the below tables:

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
•Interest rate shocks assume a parallel shift in the U.S. yield curve
•Our liabilities are also sensitive to global interest rates at various points on the yield curve, mainly the U.S. Treasury curve in the following proportions: up to 15 percent short-term rates (maturing in less than 5 years), 15 percent—25 percent medium-term rates (maturing between 5 years and 10 years, inclusive), and 70 percent—80 percent long-term rates (maturing beyond 10 years).
•A change in AA-rated credit spreads impacts the rate used to discount cash flows in the fair value model. AA-rated credit spreads are a proxy for both our own credit spreads and the credit spreads of the ceding insurers.
•The hedge sensitivity is from December 31, 2023, market levels and only applicable to the equity and interest rate sensitivities table below.
•The sensitivities do not scale linearly and may be proportionally greater for larger movements in the market factors. Actual sensitivity of our net income may differ from those disclosed in the tables below due to fluctuations in short-term market movements.

Sensitivities to equity and interest rate movements
(in millions of U.S. dollars)		Worldwide Equity Shock
Interest Rate Shock		+10%	Flat	-10%	-20%	-30%	-40%
+100 bps	(Increase)/decrease in FVL	$283	$187	$73	$(69)	$(263)	$(507)
	Increase/(decrease) in hedge value	(119)	—	119	239	358	478
	Increase/(decrease) in net income	$164	$187	$192	$170	$95	$(29)
Flat	(Increase)/decrease in FVL	$113	$—	$(135)	$(313)	$(539)	$(813)
	Increase/(decrease) in hedge value	(119)	—	119	239	358	478
	Increase/(decrease) in net income	$(6)	$—	$(16)	$(74)	$(181)	$(335)
-100 bps	(Increase)/decrease in FVL	$(100)	$(231)	$(398)	$(608)	$(860)	$(1,160)
	Increase/(decrease) in hedge value	(119)	—	119	239	358	478
	Increase/(decrease) in net income	$(219)	$(231)	$(279)	$(369)	$(502)	$(682)

Sensitivities to Other Economic Variables		AA-rated Credit Spreads		Interest Rate Volatility		Equity Volatility
(in millions of U.S. dollars)		+100 bps	-100 bps	+2%	-2%	+2%	-2%
(Increase)/decrease in FVL		$54	$(61)	$(1)	$1	$(18)	$17
Increase/(decrease) in net income		$54	$(61)	$(1)	$1	$(18)	$17

Market Risk Benefits Net Amount at Risk
All our MRB reinsurance treaties include annual or aggregate claim limits and many include an aggregate deductible which limit the net amount at risk under these programs. The tables below present the net amount at risk at December 31, 2023, following an immediate change in equity market levels, assuming all global equity markets are impacted equally.

a) Reinsurance covering the GMDB risk only

	Equity Shock
(in millions of U.S. dollars)	+20%	Flat	-20%	-40%	-60%	-80%
GMDB net amount at risk	$233	$252	$478	$685	$668	$544
Claims at 100% immediate mortality	136	148	151	141	129	115

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

b) Reinsurance covering the GLB risk only

	Equity Shock
(in millions of U.S. dollars)	+20%	Flat	-20%	-40%	-60%	-80%
GLB net amount at risk	$846	$1,136	$1,596	$2,121	$2,486	$2,767

The treaty limits cause the net amount at risk to increase at a declining rate as equity markets fall.

c) Reinsurance covering both the GMDB and GLB risks on the same underlying policyholders

	Equity Shock
(in millions of U.S. dollars)	+20%	Flat	-20%	-40%	-60%	-80%
GMDB net amount at risk	$41	$48	$59	$69	$78	$85
GLB net amount at risk	351	436	546	668	790	817
Claims at 100% immediate mortality	30	29	29	29	29	29
The treaty limits cause the GMDB and GLB net amount at risk to increase at a declining rate as equity markets fall.

ITEM 8. Financial Statements and Supplementary Data
The financial statements and supplementary data are included in this Form 10-K commencing on page F-1.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A. Controls and Procedures
Chubb’s management, with the participation of Chubb’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Chubb’s disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as of December 31, 2023. Based upon that evaluation, Chubb’s Chief Executive Officer and Chief Financial Officer concluded that Chubb’s disclosure controls and procedures are effective in allowing information required to be disclosed in reports filed under the Securities Exchange Act of 1934 to be recorded, processed, summarized, and reported within time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to Chubb’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Effective July 1, 2023, Chubb discontinued the equity method of accounting to its investment in Huatai Group and applied consolidation accounting. As of and for the year ended December 31, 2023, Huatai Group represented approximately 1 percent of consolidated revenues and approximately 7 percent of total assets. We currently exclude, and are in the process of working to incorporate, Huatai Group in our evaluation of internal controls over financial reporting, and related disclosure controls and procedures.

Other than working to incorporate Huatai Group, as noted above, there have been no changes in Chubb's internal controls over financial reporting during the three months ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, Chubb's internal controls over financial reporting. Chubb's management report on internal control over financial reporting is included on page F-3 and PricewaterhouseCoopers LLP's audit report is included on pages F-4, F-5, and F-6.

ITEM 9B. Other Information
On December 20, 2023, John J. Lupica, Vice Chairman, Chubb Group, and President, North America Insurance, adopted a "Rule 10b5-1 trading arrangement" as defined under Item 408 of SEC Regulation S-K. The trading arrangement provides for (i) the sale of up to 8,985 shares of Chubb's common stock and (ii) the potential exercise of 25,479 stock options expiring December 20, 2025, and the associated sale of up to 25,479 shares of Chubb's common stock. The arrangement is scheduled to expire on December 20, 2025, subject to earlier termination in accordance with its terms, or upon the completion of all authorized transactions under the plan.
During the three months ended December 31, 2023, no other director or officer of Chubb (as defined in Rule 16a-1(f) under the Exchange Act) informed us of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408 of SEC Regulation S-K.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Item not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information pertaining to this item is incorporated by reference to the sections entitled “Agenda Item 5 - Election of the Board of Directors”, "Corporate Governance - Delinquent Section 16(a) Reports", “Corporate Governance - The Board of Directors - Director Nomination Process”, and “Corporate Governance - The Committees of the Board - Audit Committee” of the definitive proxy statement for the 2024 Annual General Meeting of Shareholders which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A. Also incorporated herein by reference is the text under the caption “Information about our Executive Officers” appearing at the end of Part I Item 1 of the Annual Report on Form 10-K.

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

ITEM 11. Executive Compensation

This item is incorporated by reference to the sections entitled “Executive Compensation”, “Compensation Committee Report” and “Director Compensation” of the definitive proxy statement for the 2024 Annual General Meeting of Shareholders which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This item is incorporated by reference to the sections entitled "Information About Our Share Ownership" and "Agenda Item 11 - Approval of the Amended and Restated Chubb Limited Employee Stock Purchase Plan" of the definitive proxy statement for the 2024 Annual General Meeting of Shareholders, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

ITEM 13. Certain Relationships and Related Transactions and Director Independence

This item is incorporated by reference to the sections entitled “Corporate Governance - What Is Our Related Party Transactions Approval Policy And What Procedures Do We Use To Implement It?”, “Corporate Governance - What Related Party Transactions Do We Have?”, and “Corporate Governance - The Board of Directors - Director Independence” of the definitive proxy statement for the 2024 Annual General Meeting of Shareholders which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

ITEM 14. Principal Accounting Fees and Services

This item is incorporated by reference to the section entitled “Agenda Item 4 – Election of Auditors – 4.2 – Ratification of appointment of PricewaterhouseCoopers LLP (United States) as independent registered public accounting firm for purposes of U.S. securities law reporting” of the definitive proxy statement for the 2024 Annual General Meeting of Shareholders which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a)Financial Statements, Schedules, and Exhibits

Page
1.	Consolidated Financial Statements
–	Management's Responsibility for Financial Statements and Internal Control over Financial Reporting	F-3
–	Report of Independent Registered Public Accounting Firm	F-4
–	Consolidated Balance Sheets at December 31, 2023 and 2022	F-7
–	Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2023, 2022, and 2021	F-8
–	Consolidated Statements of Shareholders' Equity for the years ended December 31, 2023, 2022, and 2021	F-9
–	Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021	F-10
–	Notes to Consolidated Financial Statements	F-11
2.	Financial Statement Schedules
–	Schedule I - Summary of Investments - Other Than Investments in Related Parties at December 31, 2023	F-117
–	Schedule II - Condensed Financial Information of Registrant (Parent Company Only) at December 31, 2023 and 2022, and for the years ended December 31, 2023, 2022, and 2021	F-118
–	Schedule IV - Supplemental Information Concerning Reinsurance for the years ended December 31, 2023, 2022, and 2021	F-120
–	Schedule VI - Supplementary Information Concerning Property and Casualty Operations as of and for the years ended December 31, 2023, 2022, and 2021	F-121

Other schedules have been omitted as they are not applicable to Chubb, or the required information has been included in the Consolidated Financial Statements and related notes.
3.	Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
3.1	Articles of Association of the Company, as amended and restated	8-K	3.1	May 17, 2023

3.2	Organizational Regulations of the Company, as amended	10-K	3.2	February 24, 2023

4.1	Articles of Association of the Company, as amended and restated	8-K	4.1	May 17, 2023

4.2	Organizational Regulations of the Company, as amended	10-K	3.2	February 24, 2023

4.3	Specimen share certificate representing Common Shares	8-K	4.3	July 18, 2008

4.4	Indenture, dated March 15, 2002, between ACE Limited and Bank One Trust Company, N.A.	8-K	4.1	March 22, 2002

4.5	Senior Indenture, dated August 1, 1999, among ACE INA Holdings, Inc., ACE Limited and Bank of New York Mellon Trust Company, N.A. (as successor), as trustee	S-3 ASR	4.4	December 10, 2014

4.6	Indenture, dated November 30, 1999, among ACE INA Holdings, Inc. and Bank One Trust Company, N.A., as trustee	10-K	10.38	March 29, 2000

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
4.7	Indenture, dated December 1, 1999, among ACE INA Holdings, Inc., ACE Limited and Bank One Trust Company, National Association, as trustee	10-K	10.41	March 29, 2000

4.8	Amended and Restated Trust Agreement, dated March 31, 2000, among ACE INA Holdings, Inc., Bank One Trust Company, National Association, as property trustee, Bank One Delaware Inc., as Delaware trustee and the administrative trustees named therein	10-K	4.17	March 16, 2006

4.9	Common Securities Guarantee Agreement, dated March 31, 2000	10-K	4.18	March 16, 2006

4.10	Capital Securities Guarantee Agreement, dated March 31, 2000	10-K	4.19	March 16, 2006

4.11	Description of the Registrant's Securities				X

4.12	Form of 4.15 percent Senior Notes due 2043	8-K	4.2	March 13, 2013

4.13	First Supplemental Indenture dated as of March 13, 2013 to the Indenture dated as of August 1, 1999 among ACE INA Holdings, Inc., as Issuer, ACE Limited, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Successor Trustee	8-K	4.3	March 13, 2013

4.14	Form of 3.35 percent Senior Notes due 2024	8-K	4.1	May 27, 2014

4.15	Form of 3.150 percent Senior Notes due 2025	8-K	4.1	March 16, 2015

4.16	Form of Global Note for the 3.050% Senior Notes due 2061	8-K	4.3	November 18, 2021

4.17	Form of 3.35 percent Senior Notes due 2026	8-K	4.3	November 3, 2015

4.18	Form of 4.35 percent Senior Notes due 2045	8-K	4.4	November 3, 2015

4.19	First Supplemental Indenture to the Chubb Corp Senior Indenture dated as of January 15, 2016 to the Indenture dated as of October 25, 1989 among ACE INA Holdings, Inc., as Successor Issuer, ACE Limited, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	4.1	January 15, 2016

4.20	Chubb Corp Senior Indenture (incorporated by reference to Exhibit 4(a) to Chubb Corp's Registration Statement on Form S-3 filed on October 27, 1989) (File No. 33-31796)	S-3	4(a)	October 27, 1989

4.21	Chubb Corp Junior Subordinated Indenture (incorporated by reference to Exhibit 4.1 to Chubb Corp's Current Report on Form 8-K filed on March 30, 2007) (File No. 001-08661)	8-K	4.1	March 30, 2007

4.22	Form of 6.80 percent Chubb Corp Debentures due 2031 (incorporated by reference to Exhibit 4(a) to Chubb Corp's Registration Statement on Form S-3 filed on October 27, 1989) (File No. 33-31796)	S-3	4(a)	October 27, 1989

4.23	Form of 6.00 percent Chubb Corp Senior Notes due 2037 (incorporated by reference to Exhibit 4.1 to Chubb Corp's Current Report on Form 8-K filed on May 11, 2007) (File No. 001-08661)	8-K	4.1	May 11, 2007

4.24	Form of 6.50 percent Chubb Corp Senior Notes due 2038 (incorporated by reference to Exhibit 4.2 to Chubb Corp's Current Report on Form 8-K filed on May 6, 2008) (File No. 001-08661)	8-K	4.2	May 6, 2008

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith

4.25	Procedures regarding the registration of shareholders in the share register of Chubb Limited	10-K	4.32	February 28, 2017

4.26	Form of Officer's Certificate related to the 1.550% Senior Notes due 2028 and 2.500% Senior Notes due 2038	8-K	4.1	March 6, 2018

4.27	Form of Global Note for the 1.550% Senior Notes due 2028	8-K	4.2	March 6, 2018

4.28	Form of Global Note for the 2.500% Senior Notes due 2038	8-K	4.3	March 6, 2018

4.29	Form of Officer's Certificate related to the 0.875% Senior Notes due 2027 and 1.400% Senior Notes due 2031	8-K	4.1	June 17, 2019

4.30	Form of Global Note for the 0.875% Senior Notes due 2027	8-K	4.2	June 17, 2019

4.31	Form of Global Note for the 1.400% Senior Notes due 2031	8-K	4.3	June 17, 2019

4.32	Form of Officer’s Certificate related to the 0.300% Senior Notes due 2024 and 0.875% Senior Notes due 2029	8-K	4.1	December 5, 2019

4.33	Form of Global Note for the 0.300% Senior Notes due 2024	8-K	4.2	December 5, 2019

4.34	Form of Global Note for the 0.875% Senior Notes due 2029	8-K	4.3	December 5, 2019

4.35	Form of Officer's Certificate related to the 1.375% Senior Notes due 2030	8-K	4.1	September 17, 2020

4.36	Form of Global Note for the 1.375% Senior Notes due 2030	8-K	4.2	September 17, 2020

4.37	Form of Officer’s Certificate related to the 2.850% Senior Notes due 2051 and the 3.050% Senior Notes due 2061	8-K	4.1	November 18, 2021

4.38	Form of Global Note for the 2.850% Senior Notes due 2051	8-K	4.2	November 18, 2021

10.1*	Form of Indemnification Agreement between the Company and the directors of the Company, dated August 13, 2015	10-K	10.1	February 26, 2016

10.2	Credit Agreement for $1,000,000,000 Senior Unsecured Letter of Credit Facility, dated as of November 6, 2012, among ACE Limited, and certain subsidiaries and Wells Fargo Bank, National Association as Administrative Agent, the Swingline Bank and an Issuing Bank	10-K	10.13	February 28, 2013

10.3*	Amendment No. 3 to The Chubb Corporation Key Employee Deferred Compensation Plan (2005)	10-K	10.32	February 28, 2013

10.4*	Pension Excess Benefit Plan of The Chubb Corporation	10-K	10.77	February 25, 2021

10.5*	Chubb US Deferred Compensation Plan (as amended and restated effective January 1, 2023)	10-K	10.79	February 24, 2023

10.6*	Employment Terms dated December 8, 2020, between Chubb Limited and Peter Enns [personal email removed]	10-K	10.76	February 24, 2022

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
10.7*	Form of employment agreement between the Company (or subsidiaries of the Company) and executive officers of the Company to allocate a percentage of aggregate salary to the Company (or subsidiaries of the Company)	8-K	10.1	July 16, 2008

10.8*	Outside Directors Compensation Parameters				X

10.9*	Amendment No. 2 to The Chubb Corporation Key Employee Deferred Compensation Plan (2005)	10-K	10.20	March 2, 2009

10.10*	Aircraft Time Sharing Agreement, dated as of September 19, 2022, between Chubb INA Holdings Inc. and Evan G. Greenberg [certain information omitted]	10-Q	10.1	October 28, 2022

10.11*	The Chubb Corporation Key Employee Deferred Compensation Plan (2005)	8-K	10.9	March 9, 2005

10.12*	ACE USA Officer Deferred Compensation Plan (as amended and restated effective January 1, 2011)	10-Q	10.7	October 30, 2013

10.13*	Chubb Limited Clawback Policy				X

10.14*	First Amendment to the Amended and Restated ACE USA Officers Deferred Compensation Plan	10-K	10.28	February 25, 2010

10.15*	Form of Swiss Mandatory Retirement Benefit Agreement (for Swiss-employed named executive officers)	10-Q	10.2	May 7, 2010

10.16*	Amendment One to The Chubb Corporation Key Employee Deferred Compensation Plan (2005)	8-K	10.1	September 12, 2005

10.17*	ACE Limited Elective Deferred Compensation Plan (as amended and restated effective January 1, 2011)	10-Q	10.5	October 30, 2013

10.18*	Deferred Compensation Plan amendments, effective January 1, 2009	10-K	10.40	February 27, 2009

10.19*	ACE USA Supplemental Employee Retirement Savings Plan (see exhibit 10.6 to Form 10-Q filed with the SEC on May 15, 2000)	10-Q	10.6	May 15, 2000

10.20*	Form of Restricted Stock Unit Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Swiss Executive Management	10-K	10.97	February 23, 2018

10.21*	Form of Restricted Stock Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Swiss Executive Management	10-K	10.96	February 23, 2018

10.22*	ACE USA Supplemental Employee Retirement Savings Plan (as amended and restated)	10-K	10.46	February 27, 2009

10.23*	First Amendment to the Amended and Restated ACE USA Supplemental Employee Retirement Savings Plan	10-K	10.39	February 25, 2010

10.24*	The ACE Limited 1995 Outside Directors Plan (as amended through the Seventh Amendment)	10-Q	10.1	August 14, 2003

10.25*	ACE Limited 2004 Long-Term Incentive Plan (as amended through the Fifth Amendment)	8-K	10	May 21, 2010

10.26*	ACE Limited 2004 Long-Term Incentive Plan (as amended through the Sixth Amendment)	8-K	10.1	May 20, 2013

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith

10.27*	Chubb Deferred Stock Unit Plan				X

10.28*	Director Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.1	November 9, 2009

10.29*	Form of Performance Based Restricted Stock Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Swiss Executive Management	10-Q	10.1	May 2, 2023

10.30*	Form of Performance Based Restricted Stock Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Executive Officers	10-Q	10.2	May 2, 2023

10.31*	Chubb Limited 2016 Long-Term Incentive Plan, as amended and restated	8-K	10.1	May 24, 2021

10.32*	Form of Incentive Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.3	October 30, 2013

10.33*	Amendment No. 4 to the Pension Excess Benefit Plan of The Chubb Corporation	10-K	10.8	February 25, 2021

10.34*	Amendments to the Chubb U.S. Supplemental Employee Retirement Plan, the Chubb U.S. Deferred Compensation Plan, and Pension Excess Benefit Plan of The Chubb Corporation	10-K	10.81	February 25, 2021

10.35*	Form of Non-Qualified Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.4	October 30, 2013

10.36*	Form of Restricted Stock Unit Award Terms (for outside directors) under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.2	November 7, 2007

10.37*	Form of Restricted Stock Unit Award Terms (for outside directors) under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.2	August 7, 2009

10.38*	Amendment No. 2 to the Pension Excess Benefit Plan of The Chubb Corporation	10-K	10.78	February 25, 2021

10.39*	Amendment No. 3 to the Pension Excess Benefit Plan of The Chubb Corporation	10-K	10.79	February 25, 2021

10.40*	Form of Incentive Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan for Swiss Executive Management	10-K	10.71	February 27, 2015

10.41*	Form of Non-Qualified Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan for Swiss Executive Management	10-K	10.72	February 27, 2015

10.42*	Form of Executive Management Non-Competition Agreement	10-Q	10.1	July 28, 2023

10.43	Commitment Increase Agreement to increase the credit capacity under the Credit Agreement originally entered into on November 6, 2012 to $1,500,000,000 under the Senior Unsecured Letter of Credit Facility, dated as of December 11, 2015, among ACE Limited, and certain subsidiaries, and Wells Fargo Bank, National Association as Administrative Agent, the Swingline Bank and an Issuing Bank	10-K	10.72	February 26, 2016

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith

10.44*	Form of Non-Qualified Stock Option Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Swiss Executive Management	10-K	10.95	February 23, 2018
10.45*	Form of Incentive Stock Option Terms under the Chubb Limited 2016 Long-Term Incentive Plan	10-Q	10.2	August 5, 2016

10.46*	Form of Restricted Stock Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan	10-Q	10.3	August 5, 2016

10.47*	Form of Restricted Stock Unit Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan	10-Q	10.4	August 5, 2016

10.48*	Form of Non-Qualified Stock Option Terms under the Chubb Limited 2016 Long-Term Incentive Plan	10-Q	10.5	August 5, 2016

10.49*	Form of Incentive Stock Option Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Swiss Executive Management	10-Q	10.6	August 5, 2016

10.50*	Form of Restricted Stock Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Swiss Executive Management	10-Q	10.7	August 5, 2016

10.51*	Form of Restricted Stock Unit Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Swiss Executive Management	10-Q	10.8	August 5, 2016

10.52*	Form of Non-Qualified Stock Option Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Swiss Executive Management	10-Q	10.9	August 5, 2016

10.53*	Chubb Limited Employee Stock Purchase Plan, as amended and restated	S-8	4.4	May 25, 2017

10.54*	Director Restricted Stock Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan	10-Q	10.1	August 3, 2017

10.55	Amended and Restated Credit Agreement for $1,000,000,000 Senior Unsecured Letter of Credit Facility, dated as of October 25, 2017, among Chubb Limited, and certain subsidiaries and Wells Fargo Bank, National Association as Administrative Agent, the Swingline Bank and an Issuing Bank	10-K	10.88	February 23, 2018

10.56	Second Amended and Restated Credit Agreement for $3,000,000,000 Senior Unsecured Letter of Credit Facility, dated as of October 6, 2022, among Chubb Limited, and certain subsidiaries and Wells Fargo Bank, National Association as Administrative Agent, the Swingline Bank and an Issuing Bank	10-K	10.56	February 24, 2022

10.57*	Form of Incentive Stock Option Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Executive Officers	10-K	10.89	February 23, 2018

10.58*	Form of Restricted Stock Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Executive Officers	10-K	10.90	February 23, 2018

10.59*	Form of Non-Qualified Stock Option Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Executive Officers	10-K	10.92	February 23, 2018

10.60*	Form of Restricted Stock Unit Award Terms under the Chubb Limited 2016 Long-Term Plan for Executive Officers	10-K	10.93	February 23, 2018

10.61*	Form of Incentive Stock Option Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Swiss Executive Management	10-K	10.94	February 23, 2018

21.1	Subsidiaries of the Company				X

22.1	Guaranteed Securities				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith

23.1	Consent of Independent Registered Public Accounting Firm				X

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

97.1*	Chubb Limited Erroneously Awarded Incentive-Based Compensation Recovery Policy				X

97.2*	Chubb INA Holdings Inc. Erroneously Awarded Incentive-Based Compensation Recovery Policy				X

101
The following financial information from Chubb Limited's Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL: (i)  Consolidated Balance Sheets at December 31, 2023 and 2022; (ii) Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2023, 2022, and 2021; (iii) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2023, 2022, and 2021; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021; and (v) Notes to the Consolidated Financial Statements
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

February 23, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Evan G. Greenberg	Chairman, Chief Executive Officer, and Director	February 23, 2024
Evan G. Greenberg

/s/ Peter C. Enns	Executive Vice President and Chief Financial Officer	February 23, 2024
Peter C. Enns	(Principal Financial Officer)

/s/ Annmarie T. Hagan	Chief Accounting Officer	February 23, 2024
Annmarie T. Hagan	(Principal Accounting Officer)

/s/ Michael G. Atieh	Director	February 23, 2024
Michael G. Atieh

/s/ Kathy Bonanno	Director	February 23, 2024
Kathy Bonanno

/s/ Nancy K. Buese	Director	February 23, 2024
Nancy K. Buese

/s/ Sheila P. Burke	Director	February 23, 2024
Sheila P. Burke

/s/ Michael P. Connors	Director	February 23, 2024
Michael P. Connors

/s/ Michael L. Corbat	Director	February 23, 2024
Michael L. Corbat

/s/ Robert J. Hugin	Director	February 23, 2024
Robert J. Hugin

/s/ Robert W. Scully	Director	February 23, 2024
Robert W. Scully

/s/ Theodore E. Shasta	Director	February 23, 2024
Theodore E. Shasta

/s/ David H. Sidwell	Director	February 23, 2024
David H. Sidwell

/s/ Olivier Steimer	Director	February 23, 2024
Olivier Steimer

/s/ Frances F. Townsend	Director	February 23, 2024
Frances F. Townsend

CHUBB LIMITED AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

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

As of December 31, 2023, management has evaluated the effectiveness of Chubb's internal control over financial reporting based on the criteria for effective-internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management has concluded that Chubb's internal control over financial reporting was effective as of December 31, 2023.

In conducting our evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, we have excluded the consolidation of Huatai Group as permitted by the guidance issued by the Office of the Chief Accountant of the Securities and Exchange Commission (not to extend one year beyond the date of acquisition or one annual reporting period). Effective July 1, 2023, Chubb discontinued the equity method of accounting to its investment in Huatai Group and applied consolidation accounting. As of and for the year ended December 31, 2023, Huatai's assets represented 7 percent of consolidated assets and revenues represented 1 percent of consolidated revenues. See Note 2 for further discussion of this acquisition and its impact on Chubb's Consolidated financial statements.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements of Chubb included in this Annual Report, has issued a report on the effectiveness of Chubb's internal controls over financial reporting as of December 31, 2023. The report, which expresses an unqualified opinion on the effectiveness of Chubb's internal control over financial reporting as of December 31, 2023, is included in this Item under “Report of Independent Registered Public Accounting Firm” and follows this statement.

/s/ Evan G. Greenberg	/s/ Peter C. Enns
Evan G. Greenberg	Peter C. Enns
Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Chubb Limited

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Chubb Limited and its subsidiaries (the "Company") as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Huatai Group from its assessment of internal control over financial reporting as of December 31, 2023 because it was acquired by the Company in a purchase business combination during 2023. We have also excluded Huatai Group from our audit of internal control over financial reporting. Huatai Group is a subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 7 percent and 1 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2023.

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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Unpaid Losses and Loss Expenses, Net of Reinsurance

As described in Note 8 to the consolidated financial statements, as of December 31, 2023, the Company’s liability for unpaid losses and loss expenses, net of reinsurance, was $62.2 billion. The majority of the Company’s net unpaid losses and loss expenses arise from the Company’s long-tail casualty business (such as general liability and professional liability), U.S. sourced workers’ compensation, asbestos-related, environmental pollution and other exposures with high estimation uncertainty. The process of establishing loss and loss expense reserves requires the use of estimates and judgments based on circumstances underlying the insured loss at the date of accrual. The judgments involved in projecting the ultimate losses include the use and interpretation of various standard actuarial reserving methods that place reliance on the extrapolation of actual historical data, loss development patterns, industry data, and other benchmarks as appropriate. The reserves for the various product lines each require different qualitative and quantitative assumptions and judgments, including changes in business mix or volume, changes in ceded reinsurance structures, changes in claims handling practices, reported and projected loss trends, inflation, the legal environment, and the terms and conditions of the contracts sold to the Company’s insured parties.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Philadelphia, PA
February 23, 2024

We have served as the Company’s auditor since 1985, which includes periods before the Company became subject to SEC reporting requirements.

CONSOLIDATED BALANCE SHEETS
Chubb Limited and Subsidiaries

		As Adjusted
(in millions of U.S. dollars, except share and per share data)	December 31, 2023	December 31, 2022
Assets
Investments
Short-term investments, at fair value (amortized cost – $4,551 and $4,962) (includes variable interest entities (VIE) balances of $217 and nil)	$4,551	$4,960
Fixed maturities available-for-sale, at fair value, net of valuation allowance – $156 and $169 (amortized cost – $111,128 and $93,355)	106,571	85,220
Fixed maturities held to maturity, at amortized cost, net of valuation allowance – nil and $34 (fair value – nil and $8,439)	—	8,848
Private debt held-for-investment, at amortized cost, net of valuation allowance – $4 and nil	2,553	—
Equity securities, at fair value (includes VIE balances of $1,078 and nil)	3,455	827
Private equities (includes VIE balances of $21 and nil)	14,078	12,355
Other investments (includes VIE balances of $3,773 and nil)	5,527	1,341
Total investments	136,735	113,551
Cash, including restricted cash $172 and $115 (includes VIE balances of $117 and nil)	2,621	2,127
Securities lending collateral	1,299	1,523
Accrued investment income	1,086	941
Insurance and reinsurance balances receivable, net of valuation allowance – $53 and $52	13,379	11,933
Reinsurance recoverable on losses and loss expenses, net of valuation allowance – $367 and $351	19,952	18,859
Reinsurance recoverable on policy benefits	280	302
Deferred policy acquisition costs	7,152	6,031
Value of business acquired	3,674	3,702
Goodwill	19,686	16,228
Other intangible assets	6,775	5,441
Deferred tax assets	1,741	—
Prepaid reinsurance premiums	3,221	3,136
Investments in partially-owned insurance companies	191	2,507
Separate account assets	5,573	5,190
Other assets (includes VIE balances of $33 and nil)	7,317	7,546
Total assets	$230,682	$199,017
Liabilities
Unpaid losses and loss expenses	$80,122	$75,747
Unearned premiums	22,051	19,713
Future policy benefits	13,888	10,476
Market risk benefits	771	800
Policyholders' account balances	7,462	3,140
Separate account liabilities	5,573	5,190
Insurance and reinsurance balances payable	8,302	7,780
Securities lending payable	1,299	1,523
Accounts payable, accrued expenses, and other liabilities (includes VIE balances of $18 and nil)	8,332	7,148
Deferred tax liabilities	1,555	377
Repurchase agreements (includes VIE balances of $1,009 and nil)	2,833	1,419
Short-term debt	1,460	475
Long-term debt	13,035	14,402
Trust preferred securities	308	308
Total liabilities	166,991	148,498
Commitments and contingencies (refer to Note 14)
Shareholders’ equity
Common Shares (CHF 0.50 and 24.15 par value; 431,451,586 and 446,376,614 shares issued; 405,269,637 and 414,594,856 shares outstanding)	241	10,346
Common Shares in treasury (26,181,949 and 31,781,758 shares)	(4,400)	(5,113)
Additional paid-in capital	15,665	7,166
Retained earnings	54,810	48,305
Accumulated other comprehensive income (loss) (AOCI)	(6,809)	(10,185)
Total Chubb shareholders' equity	59,507	50,519
Noncontrolling interests (includes VIE balances of $2,705 and nil)	4,184	—
Total shareholders’ equity	63,691	50,519
Total liabilities and shareholders’ equity	$230,682	$199,017
See accompanying notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Chubb Limited and Subsidiaries

For the years ended December 31, 2023, 2022, and 2021		As Adjusted
(in millions of U.S. dollars, except per share data)	2023	2022	2021
Revenues
Net premiums written	$47,361	$41,720	$37,827
Increase in unearned premiums	(1,649)	(1,360)	(1,535)
Net premiums earned	45,712	40,360	36,292
Net investment income	4,937	3,742	3,456
Net realized gains (losses)	(607)	(1,085)	1,030
Market risk benefits gains (losses)	(307)	80	91
Total revenues	49,735	43,097	40,869
Expenses
Losses and loss expenses	24,100	22,572	21,030
Policy benefits (includes remeasurement gains of $19, $3, and nil)	3,628	2,314	1,740
Policy acquisition costs	8,259	7,339	6,758
Administrative expenses	4,007	3,395	3,135
Interest expense	672	570	492
Other (income) expense	(836)	89	(2,367)
Amortization of purchased intangibles	310	285	287
Cigna integration expenses	69	48	—
Total expenses	40,209	36,612	31,075
Income before income tax	9,526	6,485	9,794
Income tax expense	511	1,239	1,269
Net income	$9,015	$5,246	$8,525
Net loss attributable to noncontrolling interests	(13)	—	—
Net income attributable to Chubb	$9,028	$5,246	$8,525
Other comprehensive income (loss)
Change in:
Unrealized appreciation (depreciation)	$3,448	$(10,578)	$(2,938)
Current discount rate on future policy benefits	84	1,480	387
Instrument-specific credit risk on market risk benefits	2	33	27
Cumulative foreign currency translation adjustment	(13)	(911)	(505)
Other, including postretirement benefit liability adjustment	157	(100)	522
Other comprehensive income (loss), before income tax	3,678	(10,076)	(2,507)
Income tax (expense) benefit related to OCI items	(317)	965	366
Other comprehensive income (loss)	3,361	(9,111)	(2,141)
Comprehensive income (loss)	12,376	(3,865)	6,384
Comprehensive loss attributable to noncontrolling interests	(28)	—	—
Comprehensive income (loss) attributable to Chubb	$12,404	$(3,865)	$6,384
Earnings per share
Basic earnings per share attributable to Chubb	$21.97	$12.50	$19.38
Diluted earnings per share attributable to Chubb	$21.80	$12.39	$19.24
See accompanying notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Chubb Limited and Subsidiaries

For the years ended December 31, 2023, 2022, and 2021			As Adjusted
(in millions of U.S. dollars)	2023	2022	2021
Common Shares
Balance – beginning of year	$10,346	$10,985	$11,064
Par value reduction	(9,759)	—	—
Cancellation of treasury shares	(346)	(639)	(79)
Balance – end of year	241	10,346	10,985
Common Shares in treasury
Balance – beginning of year	(5,113)	(7,464)	(3,644)
Common Shares repurchased	(2,478)	(3,014)	(4,861)
Cancellation of treasury shares	2,869	4,983	590
Net shares issued under employee share-based compensation plans	322	382	451
Balance – end of year	(4,400)	(5,113)	(7,464)
Additional paid-in capital
Balance – beginning of year	7,166	8,478	9,815
Net shares issued under employee share-based compensation plans	(192)	(173)	(179)
Exercise of stock options	(20)	(43)	(52)
Share-based compensation expense	322	283	286
Par value reduction	9,759	—	—
Net increase due to acquisitions	31	—	—
Funding of dividends declared to Retained earnings	(1,401)	(1,379)	(1,392)
Balance – end of year	15,665	7,166	8,478
Retained earnings
Balance – beginning of year	48,305	47,403	39,337
Cumulative effect of adoption of accounting standards	—	—	52
Balance – beginning of year, as adjusted	48,305	47,403	39,389
Net income attributable to Chubb	9,028	5,246	8,525
Cancellation of treasury shares	(2,523)	(4,344)	(511)
Funding of dividends declared from Additional paid-in capital	1,401	1,379	1,392
Dividends declared on Common Shares	(1,401)	(1,379)	(1,392)
Balance – end of year	54,810	48,305	47,403
Accumulated other comprehensive income (loss) (AOCI)
Balance – beginning of year	(10,185)	(1,074)	2,869
Cumulative effect of adoption of accounting standards	—	—	(1,802)
Balance – beginning of year, as adjusted	(10,185)	(1,074)	1,067
Other comprehensive income (loss)	3,376	(9,111)	(2,141)
Balance – end of year	(6,809)	(10,185)	(1,074)
Total Chubb shareholders’ equity	$59,507	$50,519	$58,328
Noncontrolling interests
Balance – beginning of year	$—	$—	$—
Net increase due to acquisitions	4,212	—	—
Net loss attributable to noncontrolling interests	(13)	—	—
Other comprehensive loss attributable to noncontrolling interests	(15)	—	—
Balance – end of year	$4,184	$—	$—
Total shareholders' equity	$63,691	$50,519	$58,328
See accompanying notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
Chubb Limited and Subsidiaries

For the years ended December 31, 2023, 2022, and 2021			As Adjusted
(in millions of U.S. dollars)	2023	2022	2021
Cash flows from operating activities
Net income	$9,015	$5,246	$8,525
Adjustments to reconcile net income to net cash flows from operating activities
Net realized (gains) losses	607	1,085	(1,030)
Market risk benefits (gains) losses	307	(80)	(91)
Amortization of premiums/discounts on fixed maturities	(148)	189	332
Amortization of purchased intangibles	310	285	287
Equity in net income of partially-owned entities	(867)	(1)	(2,435)
Deferred income taxes	(1,124)	318	(84)
Unpaid losses and loss expenses	3,470	4,259	5,178
Unearned premiums	1,377	1,435	1,252
Future policy benefits	848	333	1,040
Insurance and reinsurance balances payable	(155)	446	582
Accounts payable, accrued expenses, and other liabilities	(735)	(68)	(2,423)
Income taxes	128	(149)	48
Insurance and reinsurance balances receivable	(1,072)	(696)	(984)
Reinsurance recoverable	(498)	(1,737)	(1,949)
Deferred policy acquisition costs	(1,100)	(396)	(422)
Net sales of investments by consolidated investment products	450	—	—
Other	1,819	789	3,325
Net cash flows from operating activities	12,632	11,258	11,151
Cash flows from investing activities
Purchases of fixed maturities available-for-sale	(28,672)	(27,844)	(30,222)
Purchases of fixed maturities held to maturity	(208)	(618)	(594)
Purchases of equity securities	(1,395)	(895)	(1,167)
Sales of fixed maturities available-for-sale	14,593	16,855	6,596
Sales of equity securities	1,084	4,615	1,018
Maturities and redemptions of fixed maturities available-for-sale	7,026	9,415	17,361
Maturities and redemptions of fixed maturities held to maturity	708	1,712	1,964
Net change in short-term investments	1,169	(1,452)	1,175
Net derivative instruments settlements	(153)	(84)	(219)
Private equity contributions	(2,024)	(2,649)	(2,471)
Private equity distributions	1,164	1,017	1,421
Acquisition of subsidiaries (net of cash acquired of $560, $366, and nil)	(34)	(5,166)	(1,184)
Net deconsolidations of consolidated investment products	(17)	—	—
Other	(889)	(560)	(337)
Net cash flows used for investing activities	(7,648)	(5,654)	(6,659)
Cash flows from financing activities
Dividends paid on Common Shares	(1,394)	(1,375)	(1,401)
Common Shares repurchased	(2,411)	(2,894)	(4,861)
Proceeds from issuance of long-term debt	—	—	1,576
Proceeds from issuance of repurchase agreements	4,984	4,510	1,858
Repayment of long-term debt	(475)	(1,000)	—
Repayment of repurchase agreements	(4,728)	(4,508)	(1,858)
Proceeds from share-based compensation plans	212	264	300
Policyholder contract deposits	645	488	513
Policyholder contract withdrawals	(458)	(521)	(457)
Third-party capital invested into consolidated investment products	126	—	—
Third-party capital distributed by consolidated investment products	(745)	—	—
Other	(245)	(106)	(81)
Net cash flows used for financing activities	(4,489)	(5,142)	(4,411)
Effect of foreign currency rate changes on cash and restricted cash	(1)	(146)	(106)
Net increase (decrease) in cash and restricted cash	494	316	(25)
Cash and restricted cash – beginning of year	2,127	1,811	1,836
Cash and restricted cash – end of year	$2,621	$2,127	$1,811
Supplemental cash flow information
Taxes paid	$1,465	$1,242	$1,298
Interest paid	$553	$552	$492
See accompanying notes to the Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Chubb Limited and Subsidiaries

1. Summary of significant accounting policies

a) Basis of presentation
Chubb Limited is a holding company incorporated in Zurich, Switzerland. Chubb Limited, through its subsidiaries, provides a broad range of insurance and reinsurance products to insureds worldwide. Our results are reported through the following business segments: North America Commercial P&C Insurance, North America Personal P&C Insurance, North America Agricultural Insurance, Overseas General Insurance, Global Reinsurance, and Life Insurance. Refer to Note 19 for additional information.

The accompanying Consolidated Financial Statements, which include the accounts of Chubb Limited and its subsidiaries (collectively, Chubb, we, us, or our), over which Chubb exercises control, including Huatai Group, our majority-owned subsidiary, and minority-owned entities such as variable interest entities (VIEs) in which Chubb is considered the primary beneficiary. Noncontrolling interests on the consolidated financial statements represent the portion of majority-owned subsidiaries and VIEs in which we do not have direct equity ownership. These Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and, in the opinion of management, reflect all adjustments necessary for a fair statement of the results and financial position for such periods. All significant intercompany accounts and transactions, including internal reinsurance transactions, have been eliminated.

On July 1, 2023, Chubb discontinued equity method accounting for its investment in Huatai Group upon obtaining a controlling interest and applied consolidation accounting. Therefore, effective July 1, 2023, business activity for, and the financial position of, Huatai Group is reported at 100 percent on the Consolidated Financial Statements. At December 31, 2023, our aggregate ownership interest in Huatai Group was approximately 76.5 percent. Refer to Note 2 for additional information on the acquisition of Huatai Group. The relevant amounts attributable to shareholders other than Chubb are reflected in the Consolidated Financial Statements under the captions Noncontrolling interests, Net income (loss) attributable to noncontrolling interests, and Comprehensive income (loss) attributable to noncontrolling interests.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Amounts included in the Consolidated Financial Statements reflect our best estimates and assumptions; actual amounts could differ materially from these estimates. Chubb's principal estimates include:
•unpaid loss and loss expense reserves, including long-tail asbestos and environmental (A&E) reserves and non-A&E casualty exposures;
•future policy benefits reserves;
•the valuation of value of business acquired (VOBA);
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

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

Premiums from long-duration contracts such as certain traditional term life, whole life, endowment, and long-duration personal accident and health (A&H) policies are generally recognized as revenue when due from policyholders. Traditional life policies include those contracts with fixed and guaranteed premiums and benefits. Benefits and expenses are recognized in relation to insurance in force resulting in the recognition of profit over the life of the contracts.

Retroactive loss portfolio transfer (LPT) contracts in which the insured loss events occurred prior to contract inception are evaluated to determine whether they meet criteria for reinsurance accounting. If reinsurance accounting is appropriate, written premiums are fully earned and corresponding losses and loss expenses recognized at contract inception. These contracts can cause significant variances in gross premiums written, net premiums written, net premiums earned, and net incurred losses in the years in which they are written. Reinsurance contracts sold not meeting the criteria for reinsurance accounting are recorded using the deposit method.

Reinsurance premiums assumed are based on information provided by ceding companies supplemented by our own estimates of premium when we have not received ceding company reports. Estimates are reviewed and adjustments are recorded in the period in which they are determined. Premiums are earned over the coverage terms of the related reinsurance contracts and range from one to three years.

c) Deferred policy acquisition costs (DAC)
Policy acquisition costs consist of commissions (direct and ceded), premium taxes, and certain underwriting costs related directly to the successful acquisition of new or renewal insurance contracts. Amortization is recorded in Policy acquisition costs in the Consolidated statements of operations.

Short-duration contracts
Policy acquisition costs are amortized ratably over the period the related premiums are earned. Policy acquisition costs are reviewed to determine if they are recoverable from future income including investment income. Unrecoverable policy acquisition costs are expensed in the period identified.

Long-duration contracts
Policy acquisition costs are grouped by contract type and issue year into cohorts consistent with the groupings used in estimating the associated liability and are expensed on a constant level basis over the expected term of the related contracts to approximate straight-line amortization at the contract level. The constant level basis used for amortization is the insurance in-force and is projected using the same assumptions used in estimating the liability for future policy benefits. If those projected assumptions change in future periods, they will be reflected in the cohort level amortization basis at that time. Unexpected changes in the in-force portfolio, due to variances in mortality and lapse experience, are recognized over the contract term. Changes in future mortality and lapse assumptions are also recognized prospectively over the remaining expected contract term.

Advertising costs are expensed as incurred except for direct-response campaigns that qualify for cost deferral. Qualified expenses include individual direct-response marketing campaigns where we can demonstrate the campaigns have specifically resulted in incremental sales to customers and such sales have probable future economic benefits. Any costs directly related to the marketing campaigns are deferred, included with other policy acquisition costs, and expensed as a component of Policy acquisition costs using the same amortization basis.

d) Value of business acquired (VOBA)
As part of business combination accounting, a VOBA intangible asset is established upon the acquisition of blocks of long-duration contracts. This intangible represents the present value of estimated net cash flows for the in-force contracts as of the acquisition date. VOBA is amortized as a component of Policy acquisition costs in the Consolidated statements of operations in relation to the profit emergence of the underlying acquired contracts. The valuation of VOBA is based on many factors including

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

mortality, morbidity, persistency, investment yields, expenses, and discount rate. The VOBA intangible is tested for recoverability at least annually using a premium deficiency test. Unrecoverable VOBA is expensed in the period identified.

e) Reinsurance
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

•For other recoverables, management determines the valuation allowance for uncollectible reinsurance based on the specific facts and circumstances.

The methods used to determine the reinsurance recoverable balance and related valuation allowance for uncollectible reinsurance are regularly reviewed and updated, and any resulting adjustments are reflected in earnings in the period identified.

The methods used to determine the valuation allowance for uncollectible high deductible recoverable amounts and valuation allowance for insurance and reinsurance balances receivable are similar to the processes used to determine the valuation allowance for uncollectible reinsurance recoverable. For information on high deductible policies, refer to section k) Unpaid losses and loss expenses, below.

Prepaid reinsurance premiums represent the portion of premiums ceded to reinsurers applicable to the unexpired coverage terms of the reinsurance contracts in-force.

f) Investments
Fixed maturities, equity securities, and short-term investments
Fixed maturities are classified as available-for-sale (AFS) and are reported at fair value, net of a valuation allowance for credit losses, with changes in fair value recorded as a separate component of AOCI in Shareholders' equity. Prior to June 2023, we classified securities for which we had the ability and intent to hold to maturity or redemption as held to maturity (HTM), and reported these securities at amortized cost, net of a valuation allowance for credit losses. In June 2023, we determined that we no longer had the intent to hold securities in HTM portfolio until maturity. As a result, our entire HTM portfolio was transferred to the AFS portfolio. Refer to Note 3 a) for additional information.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

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
Prior to the transfer of our entire HTM portfolio to the AFS portfolio, as noted above, HTM securities were evaluated for potential credit loss on a collective pool basis quarterly. Chubb pooled HTM securities and calculated the current expected credit loss for each pool using Moody's corporate bond default average, corporate bond recovery rate, and an economic cycle multiplier based on the leading economic index adjusted for a forward-looking economic outlook.
We elected to not measure an allowance for accrued investment income as uncollectible balances are written off in a timely manner, typically 30 to 45 days after uncollected balances are due.
Private debt held-for-investment
Private debt held-for-investment relates principally to investments in the funding of public and private projects that are mostly infrastructure related and were acquired as part of Huatai’s investment portfolio upon consolidation. They have stated interest rates and maturity dates with fixed or determinable payments. Private debt held-for-investment are carried at amortized cost, net of a valuation allowance for credit losses. Management evaluates current expected credit losses (CECL) for all Private debt held-for-investment each quarter on a collective pool basis using S&P's corporate bond default average, corporate bond recovery rate, and an economic cycle multiplier. Interest income is recorded when earned within Net investment income on the Consolidated statements of operations.

Private equities
Private equities principally consist of Investment funds, limited partnerships, and partially owned investment companies.

Investment funds and limited partnerships
Investment funds, limited partnerships, and all other investments over which Chubb cannot exercise significant influence, generally, when we own less than three percent of the investee's shares, are accounted for as follows:
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
Other investments
•Huatai’s asset management businesses create investment entities known as consolidated investment products which include mutual funds with primary holdings in fixed maturities. These securities are reported at fair value with changes in fair value reported through the Consolidated statements of operations within Net realized gains (losses) as required under investment company accounting standards.
•Policy loans are carried at outstanding balance and interest income is reflected in Net investment income.
•Life insurance policies are carried at policy cash surrender value and income is reflected in Other (income) expense.
•Non-qualified separate account assets are supported by assets that do not qualify for separate accounting reporting under U.S. GAAP and are carried at fair value. Unrealized gains and losses on non-qualified separate account assets are reflected in Other (income) expense.

Investments in partially-owned insurance companies
Investments in partially-owned insurance companies primarily represent direct investments in which Chubb has significant influence and as such, meet the requirements for equity method accounting. Generally, we own twenty percent or more of the investee’s shares. We report our share of the net income or loss of the partially-owned insurance companies in Other (income) expense.

Securities lending program
Chubb participates in a securities lending program operated by a third-party banking institution whereby certain assets are loaned to qualified borrowers and from which we earn an incremental return which is recorded within Net investment income in the Consolidated statements of operations.

Borrowers provide collateral, in the form of either cash or approved securities, at a minimum of 102 percent of the fair value of the loaned securities. Each security loan is deemed to be an overnight transaction. Cash collateral is invested in a collateral pool which is managed by the banking institution. The collateral pool is subject to written investment guidelines with key objectives which include the safeguard of principal and adequate liquidity to meet anticipated redemptions. The fair value of the loaned securities is monitored on a daily basis, with additional collateral obtained or refunded as the fair value of the loaned securities changes. The fair value of the securities on loan is included in Fixed maturities available-for-sale and Equity securities in the Consolidated balance sheets. The collateral is held by the third-party banking institution, and the collateral can only be accessed in the event that the institution borrowing the securities is in default under the lending agreement. As a result of these restrictions, we consider our securities lending activities to be non-cash investing and financing activities. An indemnification agreement with the lending agent protects us in the event a borrower becomes insolvent or fails to return any of the securities on loan. The securities lending collateral is reported as a separate line in the Consolidated balance sheets with a related liability reflecting our obligation to return the collateral plus interest.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Repurchase agreements
Similar to securities lending arrangements, securities sold under repurchase agreements, whereby Chubb sells securities and repurchases them at a future date for a predetermined price, are accounted for as collateralized investments and borrowings and are recorded at the contractual repurchase amounts plus accrued interest. Assets to be repurchased are the same or substantially the same as the assets transferred, and the transferor, through right of substitution, maintains the right and ability to redeem the collateral on short notice. The fair value of the underlying securities is included in fixed maturities. In contrast to securities lending programs, the use of cash received is not restricted. We report the obligation to return the cash as Repurchase agreements in the Consolidated balance sheets and record the fees under these repurchase agreements within Interest expense on the Consolidated statements of operations.

Refer to Note 4 for a discussion on the determination of fair value for Chubb's various investment securities.

g) Consolidation of Variable interest entities (VIEs)
Chubb consolidates entities in which it has a controlling interest or is a primary beneficiary of a VIE. Huatai's asset management businesses create investment entities known as consolidated investment products which include mutual funds with primary holdings in fixed maturities. While many investors may not be related parties, Huatai invests in these funds at various ownership percentages. We consolidate the VIEs if we are the primary beneficiary, which is generally when we hold an economic interest of 10 percent or more. The consolidation of VIEs requires us to record 100 percent of both the underlying assets and liabilities of the mutual funds within the Consolidated balance sheets as well as the profit and losses within the Consolidated statements of operations. The relevant amounts attributable to investors other than Chubb are reflected as Noncontrolling interests. Purchases and sales of investments by the consolidated VIEs are reported as operating activities on the Statements of Cash Flows. Where Huatai's ownership in these consolidated investment products is less than 10 percent, we generally would not expect to be the primary beneficiary of these VIEs and would not consolidate. Our economic risk with respect to each investment in a consolidated investment product is limited to our equity ownership and any uncollected management and performance fees. Refer to Note 3 i) for additional information.

h) Derivative instruments
Derivative instruments are carried at fair value in the Consolidated balance sheets in either Accounts payable, accrued expenses, and other liabilities or Other assets. We participate in these derivative instruments primarily to mitigate financial risks and manage certain investment portfolio risks and exposures, including assets and liabilities denominated in foreign currencies. We use derivative instruments including futures, options, swaps, and foreign currency forward contracts. Refer to Note 14 for additional information.

Changes in fair value of derivatives not designated as hedging instruments are included in Net realized gains (losses) and changes in fair value of futures contracts on equities related to our variable annuity reinsurance business are included in Market risk benefits gains (losses) in the Consolidated statements of operations.

We also invest in certain derivative instruments that are designated as hedging instruments and qualify for hedge accounting. These derivatives designated as hedging instruments must be highly effective in mitigating the designated changes in fair value or cash flows of the hedged item. We assess at the hedge's inception, and continue to qualitatively assess on a quarterly basis, whether the derivatives that are used in hedging transactions have been and are expected to be highly effective in offsetting changes in the hedged items. Derivatives designated as hedging instruments include cross-currency swaps designated as fair value hedges for foreign currency exposure associated with portions of our euro denominated debt and net investment hedges for foreign currency exposure in the net investments of certain foreign subsidiaries. Refer to Note 14 for additional information.

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

i) Cash
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

facility allows for same day drawings to fund a net pool overdraft should participating Chubb entities overdraw contributed funds from the pool.

Restricted cash
Included in Cash is restricted cash of $172 million and $115 million at December 31, 2023 and 2022, respectively. Restricted cash represents amounts held for the benefit of third parties and is legally or contractually restricted as to withdrawal or usage. Amounts include deposits with U.S. and non-U.S. regulatory authorities, trust funds set up for the benefit of ceding companies, and amounts pledged as collateral to meet financing arrangements.

j) Goodwill and Other intangible assets
Goodwill represents the excess of the cost of acquisitions over the fair value of net assets acquired and is not amortized. Goodwill is assigned at acquisition to the applicable reporting unit of the acquired entities giving rise to the goodwill. Goodwill impairment tests are performed annually or more frequently if circumstances indicate a possible impairment. For goodwill impairment testing, we use a qualitative assessment to determine whether it is more likely than not (i.e., more than a 50 percent probability) that the fair value of a reporting unit is greater than its carrying amount. If our assessment indicates it is more likely than not that carrying value exceeds fair value, we quantitatively estimate a reporting unit's fair value.

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

k) Unpaid losses and loss expenses
A liability is established for the estimated unpaid losses and loss expenses under the terms of Chubb's policies and agreements. Similar to premiums that are recognized as revenues over the coverage period of the policy, a liability for unpaid losses and loss expenses is recognized as expense when insured events occur over the coverage period of the policy. This liability includes a provision for both reported claims (case reserves) and incurred but not reported claims (IBNR reserves). IBNR reserve estimates are generally calculated by first projecting the ultimate cost of all losses that have occurred (expected losses), and then subtracting paid losses, case reserves, and loss expenses. The methods of determining such estimates and establishing the resulting liability are reviewed regularly and any adjustments are reflected in income in the period in which they become known. Future developments may result in losses and loss expenses materially greater or less than recorded amounts.

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

Also included in Unpaid losses and loss expenses is the fair value adjustment of $62 million and $74 million at December 31, 2023 and 2022, respectively, principally related to Chubb Corp’s historical unpaid losses and loss expenses. The estimated fair value consists of the present value of the expected net unpaid loss and loss adjustment expense payments adjusted for an estimated risk margin. The estimated cash flows are discounted at a risk-free rate. The estimated risk margin varies based on the inherent risks associated with each type of reserve. The fair value is amortized through Amortization of purchased intangibles on the Consolidated statements of operations based on the estimated payout patterns of unpaid loss and loss expenses at the acquisition date.

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

For purposes of analysis and disclosure, management views prior period development to be changes in the nominal value of loss estimates from period to period, net of premium and profit commission adjustments on loss sensitive contracts. Prior period development generally excludes changes in loss estimates that do not arise from the emergence of claims, such as those related to uncollectible reinsurance, interest, unallocated loss adjustment expenses, or foreign currency. Accordingly, specific items excluded from prior period development include the following: gains/losses related to foreign currency remeasurement; losses recognized from the early termination or commutation of reinsurance agreements that principally relate to the time value of money; changes in the value of reinsurance business assumed reflected in losses incurred but principally related to the time value of money; and losses that arise from changes in estimates of earned premiums from prior accident years. Except for foreign currency remeasurement, which is included in Net realized gains (losses), these items are included in current year losses within Losses and loss expenses on the Consolidated statements of operations.

l) Future policy benefits
For traditional and limited-payment contracts, contracts are grouped into cohorts by coverage type and issue year to determine a liability for future policy benefits. The future policy benefit liability (FPBL) is the present value of estimated future policy benefits to be paid to or on behalf of policyholders and certain related expenses less the present value of estimated future net premiums to be collected from policyholders and is accrued as premium revenue is recognized. The valuation of this liability requires management to make estimates and assumptions regarding expenses, mortality, and persistency. Estimates are primarily based on historical experience. Actual results could differ materially from these estimates.

The liability is adjusted for differences between actual and expected experience. With the exception of the expense assumption, we review our future cash flow assumptions at least annually to determine if the net premium ratio (NPR), the mechanism to record the liability as premium is earned, used to calculate the liability should be changed at that time. We have elected to use expense assumptions that are locked in at contract inception and are not subsequently reviewed or updated. Each quarter, we update the cash flows expected over the entire life of each cohort for actual historical experience and projected future cash flows. These updated cash flows are used to calculate the revised NPR, which is used to derive an updated FPBL as of the beginning of the current reporting period, discounted at the original contract issuance discount rate. This amount is then compared to the carrying amount of the liability as of that same date, but before the updating of cash flow assumptions, to determine the current period change in FPBL. This current period change in the liability is the remeasurement gain or loss and is recorded in Policy benefits in the Consolidated statements of operations. In subsequent periods, the revised NPR is used to record the FPBL until future revisions become required.

For traditional and limited-payment contracts, the discount rate assumption is based on an upper-medium grade fixed-income instrument yield. An equivalent rate is derived based on A-credit-rated fixed-income instruments with similar duration to the liability. The discount rate assumption is updated quarterly and used to remeasure the liability at each reporting date, with the resulting change reflected in Other comprehensive income. For liability cash flows that are projected beyond the duration of market-observable A-credit-rated fixed-income instruments, we use the last market-observable yield level, as the basis for a linear interpolation to determine yield assumptions for durations that do not have market-observable yields.

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

m) Market Risk Benefits
Chubb reinsures various death and living benefit guarantees associated with variable annuities issued primarily in the United States, which meet the definition of Market risk benefits (MRB). These reinsurance contracts provide protection to the ceding entity from, and expose us to, other-than-nominal capital market risk. Market risk benefits are measured at fair value using a valuation model based on current net exposures, market data, our experience, and other factors. Changes in fair value are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

recognized in Market risk benefits gains (losses) in the Consolidated statements of operations, except the change in fair value due to a change in the instrument-specific credit risk, which is recognized in other comprehensive income.

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

Under reinsurance programs covering guaranteed living benefits (GLB), we assume the risk of guaranteed minimum income benefits (GMIB) associated with variable annuity contracts. The GMIB risk is triggered if, at the time the contract holder elects to convert the accumulated account value to a periodic payment stream (annuitize), the accumulated account value is not sufficient to provide a guaranteed minimum level of monthly income.

n) Separate accounts
Separate account assets represent segregated funds where investment risks are borne by the customers, except to the extent of certain guarantees made by Chubb. Separate account liabilities primarily represent the policyholders’ account balances in separate account assets and are equal and offsetting to total separate account assets. The assets of each account are legally segregated and are not subject to claims that arise out of any Chubb’s business. Mortality, policy administration and surrender charges assessed against the accounts are included in Net premiums earned on the Consolidated statements of operations. The related investment performance of the separate account assets (including interest, dividends, realized gains and losses, and changes in unrealized gains and losses) generally accrue to the policyholders and are not included in our Consolidated statements of operations. Fees charged against the separate accounts are deferred and recorded within Policyholders’ account balances on the Consolidated balance sheets until they are earned within Net premiums earned on the Consolidated statements of operations. Unearned revenue liabilities pertaining to separate accounts are recorded in Policyholders' account balances on the Consolidated balance sheets. Refer to section o) Policyholders’ account balances, below.

o) Policyholders' account balances
Policyholders' account balances represent a liability for investment contracts sold that do not meet the definition of an insurance contract, and certain of these contracts are sold with a guaranteed rate of return. Consideration received or paid is recorded as a deposit asset or liability in the balance sheet as opposed to recording premiums and losses in the statements of operations. The liability for policyholders' account balances equals accumulated policy account values, which consist of consideration received from the policyholder, plus any credited income, less any relevant charges. Also included within Policyholders' account balances is an unearned revenue liability which represents policy charges for services to be provided in future periods. The charges are deferred as incurred and are generally amortized over the expected life of the contract using the same methodology, factors, and assumptions used to amortize deferred acquisition costs.

Certain of our long-duration contracts are supported by assets that do not qualify for separate account reporting under U.S. GAAP. These assets are classified as non-qualified separate account assets and reported in Other investments and the offsetting liabilities are reported in Policyholders’ account balances in the Consolidated balance sheets. Changes in the fair value of separate account assets that do not qualify for separate account reporting under U.S. GAAP are reported in Other (income) expense, and the offsetting movements in the liabilities are included in Policy benefits in the Consolidated statements of operations.

p) Property and equipment
Property and equipment used in operations are capitalized and carried at cost less accumulated depreciation and are reported within Other assets in the Consolidated balance sheets. At December 31, 2023, property and equipment totaled $2.9 billion, consisting principally of capitalized software costs of $1.7 billion incurred to develop or obtain computer software for internal use and company-owned facilities of $510 million. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. For capitalized software, the estimated useful life is generally three to five years (for security and analytics systems), but can be as long as 15 years (for systems of record such as our general ledger and processing systems such as our policy administration systems). For company-owned facilities the estimated useful life is 40 years. At December 31, 2022, property and equipment totaled $2.4 billion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

q) Foreign currency remeasurement and translation
The functional currency for each of our foreign operations is generally the currency of the local operating environment. Transactions in currencies other than a foreign operation's functional currency are remeasured into the functional currency, and the resulting foreign exchange gains and losses are reflected in Net realized gains (losses) in the Consolidated statements of operations. Functional currency assets and liabilities are translated into the reporting currency, U.S. dollars, using period end exchange rates and the related translation adjustments are recorded as a separate component of AOCI in Shareholders' equity. Functional statement of operations amounts expressed in functional currencies are translated using average exchange rates.

r) Administrative expenses
Administrative expenses generally include all operating costs other than policy acquisition costs. The North America Commercial P&C Insurance segment manages and uses an in-house third-party claims administrator, ESIS Inc. (ESIS). ESIS performs claims management and risk control services for domestic and international organizations that self-insure P&C exposures as well as internal P&C exposures. The net operating income (loss) of ESIS is included within Administrative expenses in the Consolidated statements of operations and was $(2) million, $12 million, and $25 million for the years ended December 31, 2023, 2022, and 2021, respectively.

s) Asset management and performance fee revenue and expenses
Huatai's asset management companies recognize revenue and expenses from the management of third-party assets which are unrelated to Chubb's core insurance operations. These revenues include management fees, which are recognized in the period in which the services are performed, and asset performance fees, which are recognized to the extent it is probable that a significant reversal will not occur. These fees and expenses are included in Other (income) expense on the Consolidated statements of operations. Refer to Note 18 for additional information.

t) Income taxes
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

u) Earnings per share
Basic earnings per share is calculated using the weighted-average shares outstanding, including participating securities with non-forfeitable rights to dividends such as unvested restricted stock. All potentially dilutive securities, including stock options are excluded from the basic earnings per share calculation. In calculating diluted earnings per share, the weighted-average shares outstanding is increased to include all potentially dilutive securities. Basic and diluted earnings per share are calculated by dividing Net income attributable to Chubb by the applicable weighted-average number of shares outstanding during the year.

v) Share-based compensation
Chubb measures and records compensation cost for all share-based payment awards at grant-date fair value. Compensation costs are recognized for vesting of share-based payment awards with only service conditions on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award were, in substance, multiple awards. For retirement-eligible participants, compensation costs for certain share-based payment awards are recognized immediately at the date of grant. Refer to Note 16 for additional information.

w) Cigna integration expenses
Direct costs related to business combinations, principally Cigna's business in Asia, were expensed as incurred. Cigna integration expenses were $69 million and $48 million for the years ended December 31, 2023 and 2022, respectively, and include all internal and external costs directly related to the integration activities, principally of the acquisition of Cigna's business in Asia. These expenses principally consisted of third-party consulting fees, employee-related retention costs, and other professional and legal fees related to the acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

x) New accounting pronouncements

Accounting guidance adopted in 2023
Targeted Improvements to the Accounting for Long-Duration Contracts
Effective January 1, 2023, we adopted new guidance on the accounting for long-duration contracts (LDTI). The new accounting guidance requires more frequent updating of assumptions and a standardized discount rate for non-participating traditional and limited pay insurance contract liabilities, a requirement to use the fair value measurement model for policies with market risk benefits, simplified amortization of deferred acquisition costs, and enhanced disclosures.

With the exception of market risk benefits, we adopted this guidance on a modified retrospective basis. Under the modified retrospective basis, the liability for future policy benefits is remeasured using the current discount rate at January 1, 2021 (the transition date) and the impact of the changes are recorded in AOCI and best estimate cash flow assumptions are applied to contracts in force. The liability for future policy benefits prior to the transition date continues to use the original discount rate (interest accretion rate). The guidance for long-duration contracts applicable to market risk benefits, primarily assumed reinsurance programs involving minimum benefit guarantees under variable annuity contracts, was adopted on a retrospective transition approach. Under the retrospective transition approach, we calculated the fair value of market risk benefits which were previously accounted for under an insurance accounting model and recognized an adjustment to retained earnings as of January 1, 2021. We also reclassified changes in our own credit risk on Market risk benefits from Retained earnings to Accumulated other comprehensive income at the transition date.

On January 1, 2023, we recorded a cumulative effect adjustment and increased beginning Retained earnings by $52 million, and decreased AOCI by $1.8 billion. Results for the prior reporting periods in this report are presented in accordance with the new guidance. We also adopted the required disclosures in Note 6 Deferred acquisition costs, Note 9 Future policy benefits, Note 10 Policyholders' account balances, Separate accounts, and Unearned revenue liabilities, and Note 11 Market risk benefits.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

	Twelve Months Ended			Twelve Months Ended
	December 31, 2022			December 31, 2021
(in millions of U.S. dollars)	As Previously Reported	LDTI Adoption Adjustment	As Adjusted	As Previously Reported	LDTI Adoption Adjustment	As Adjusted
Consolidated statements of operations and comprehensive income
Net premiums written	$41,755	$(35)	$41,720	$37,868	$(41)	$37,827
Net premiums earned	40,389	(29)	40,360	36,355	(63)	36,292
Net realized gains (losses)	(965)	(120)	(1,085)	1,152	(122)	1,030
Market risk benefits gains (losses)	—	80	80	—	91	91
Losses and loss expenses	23,342	(770)	22,572	21,980	(950)	21,030
Policy benefits	1,492	822	2,314	699	1,041	1,740
Policy acquisition costs	7,392	(53)	7,339	6,918	(160)	6,758
Other (income) expense	74	15	89	(2,365)	(2)	(2,367)
Income tax expense	1,255	(16)	1,239	1,277	(8)	1,269
Net Income	5,313	(67)	5,246	8,539	(14)	8,525
Other comprehensive income
Change in current discount rate on future policy benefits	—	1,480	1,480	—	387	387
Change in instrument-specific credit risk on market risk benefits	—	33	33	—	27	27
Income tax benefit related to OCI items	1,121	(156)	965	427	(61)	366
Comprehensive income (loss)	(5,230)	1,365	(3,865)	6,020	364	6,384

	Twelve Months Ended			Twelve Months Ended
	December 31, 2022			December 31, 2021
(in millions of U.S. dollars)	As Previously Reported	LDTI Adoption Adjustment	As Adjusted	As Previously Reported	LDTI Adoption Adjustment	As Adjusted
Consolidated statements of cash flows
Net cash flows from operating activities	$11,243	$15	$11,258	$11,149	$2	$11,151
Net cash flows used for financing activities	(5,127)	(15)	(5,142)	(4,409)	(2)	(4,411)

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
(1)     Includes future policy benefits previously included within Unpaid losses and loss expenses on the pre-adoption Consolidated balance sheets, primarily certain international A&H business, and excludes deferred profit liability and certain guaranteed minimum death benefits reclassified to Market risk benefits on the post adoption period balance sheets.

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

Accounting guidance not yet adopted
Improvements to Reportable Segment Disclosures
In November 2023, the Financial Accounting Standards Board (FASB) issued guidance that requires expanded reportable segment disclosures, primarily related to significant segment expenses which are regularly provided to the chief operating decision maker. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024. Retrospective application is required. We are currently evaluating the impact of this disclosure-only requirement.

Improvements to Income Tax Disclosures
In December 2023, the FASB issued guidance that requires expanded income tax disclosures, including the disaggregation of existing disclosures related to the tax rate reconciliation and income taxes paid. The guidance is effective for annual periods beginning after December 15, 2024. Prospective application is required, with retrospective application permitted. We are currently evaluating the impact of this disclosure-only requirement.
2. Acquisitions

Huatai Group
Huatai Insurance Group Co., Ltd. (Huatai Group) is a Chinese financial services holding company and the parent company of, among others, Huatai Property & Casualty Insurance Co., Ltd. (Huatai P&C), Huatai Life Insurance Co., Ltd. (Huatai Life), Huatai Asset Management Co., Ltd., and Huatai Baoxing Fund Management Co., Ltd., of which Huatai Group owns 100 percent, 80 percent, 91 percent, and 85 percent, respectively (collectively, Huatai).

On July 1, 2023, Chubb further advanced our goal of greater product, customer, and geographical diversification by obtaining a controlling interest in our investment in Huatai Group, as we increased ownership interest from approximately 64.2 percent to approximately 69.6 percent. At that time, Chubb discontinued the equity method of accounting and applied consolidation accounting. Accordingly, Chubb remeasured the 64.2 percent equity method investment to its fair value of $4.1 billion as of July 1, 2023, resulting in a one-time realized gain of $763 million after-tax, reflecting the remeasurement of the previously held

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

equity interest's historical carrying value to fair value. There was also a net realized and unrealized loss of $17 million after-tax reflecting the write-off of AOCI loss balances accumulated while under equity method accounting of $611 million with an offset to realized loss of $628 million.

During the fourth quarter of 2023, we closed on incremental ownership interests of approximately 7.0 percent. We paid $727 million for the additional interests acquired in 2023, part of which was previously paid as a deposit. At December 31, 2023, our ownership interest in Huatai Group was approximately 76.5 percent. In the first quarter of 2024, we closed on incremental ownership interests of approximately 9.0 percent for $559 million. We paid $338 million in cash, $319 million of which was previously paid as a deposit, with the remaining $221 million pending payment. Chubb has outstanding agreements for approximately 0.6 percent of incremental ownership interests, pending completion of certain closing conditions. We have paid deposits of $12 million related to these outstanding agreements, with approximately $24 million remaining to be paid upon closing, based on current exchange rates.

The acquisition of a controlling majority interest in Huatai Group on July 1, 2023 generated $3,394 million of Goodwill, attributable to expected growth and profitability, and $1,655 million of Other intangible assets. None of the goodwill is expected to be deductible for income tax purposes. Additionally, the acquisition generated $309 million of Value of business acquired (VOBA). Chubb financed the transaction through available cash on hand. Direct costs related to the acquisition are immaterial, and were expensed as incurred. These include one-time costs that are directly attributable to third-party consulting fees and other professional and legal fees related to the acquisition.

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

Preliminary estimate of Huatai Group assets and liabilities consolidated	July 1
(in millions of U.S. dollars)	2023
Assets
Investments and Cash	$13,346
Accrued investment income	60
Insurance and reinsurance balances receivable	277
Reinsurance recoverable on losses and loss expenses	581
Reinsurance recoverable on future policy benefits	27
Value of business acquired	309
Goodwill and intangible assets	5,049
Other assets	748
Total assets	$20,397
Liabilities
Unpaid losses and loss expenses	$831
Unearned premiums	800
Future policy benefits	2,287
Policyholders' account balances	4,014
Insurance and reinsurance balances payable	644
Accounts payable, accrued expenses, and other liabilities	682
Deferred tax liabilities	232
Repurchase agreements	1,269
Total liabilities	$10,759

Net acquired assets, including goodwill, attributable to Chubb	4,428
Net acquired assets, attributable to noncontrolling interests	5,210
Net acquired assets, including goodwill	$9,638

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Huatai Group's life insurance and asset management businesses are included in the Life Insurance segment, and Huatai Group's P&C business is included in the Overseas General Insurance segment. Results for Huatai Group's non-insurance operations, comprising real estate and holding company activity, are included in Corporate. The following table summarizes the results of the acquired Huatai Group operations since the acquisition date that have been included within our Consolidated statements of operations:

July 1, 2023 to
(in millions of U.S. dollars)	December 31, 2023
Total revenues	$739
Net loss	$(30)
Net loss attributable to Chubb	$(17)

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

Pro forma:	For the Year Ended December 31
(in millions of U.S. dollars)	2023	2022
Net premiums earned	$46,502	$41,903
Total revenues	$50,550	$44,936
Net income	$8,850	$5,290
Net income attributable to Chubb	$8,859	$5,267

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The acquisition of Cigna's business in Asia generated $1,189 million of goodwill, attributable to expected growth and profitability, and $309 million of other intangible assets. None of the goodwill is expected to be deductible for income tax purposes. Additionally, the acquisition of Cigna's business in Asia generated $3,633 million of value of business acquired (VOBA). Chubb financed the transaction through a combination of available cash and $2.0 billion in repurchase agreements that expired at the end of 2022. Direct costs related to the acquisition were expensed as incurred.

The following table summarizes the fair value of the assets acquired and liabilities assumed at July 1, 2022:

Assets acquired and liabilities assumed from Cigna's business in Asia	July 1
(in millions of U.S. dollars)	2022
Assets
Investments and Cash	$5,281
Accrued investment income	33
Insurance and reinsurance balances receivable	52
Reinsurance recoverable on losses and loss expenses	3
Reinsurance recoverable on future policy benefits	85
Value of business acquired	3,633
Goodwill and intangible assets	1,498
Other assets	651
Total assets	$11,236
Liabilities
Unpaid losses and loss expenses	$12
Unearned premiums	61
Future policy benefits	3,856
Insurance and reinsurance balances payable	115
Accounts payable, accrued expenses, and other liabilities	925
Deferred tax liabilities	887
Total liabilities	$5,856

Net acquired assets, including goodwill	5,380
Total	$11,236

The following table summarizes the results of the acquired Cigna business in Asia that were included within our Consolidated statements of operations for the year ended December 31, 2022:

July 1, 2022 to
(in millions of U.S. dollars)	December 31, 2022
Total revenues	$1,507
Net income	$140

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

Pro forma:	For the Year Ended December 31
(in millions of U.S. dollars)	2022	2021
Net premiums earned	$41,884	$39,432
Total revenues	$44,605	$44,072
Net income	$5,533	$8,906

3. Investments

a) Transfers of securities

In June 2023, we determined that we no longer have the intent to hold securities in our held to maturity (HTM) portfolio until maturity. As a result, our entire HTM securities portfolio was transferred to the available-for-sale (AFS) portfolio. This decision allowed us to increase our flexibility to execute on our investment strategy and take advantage of the continuing higher reinvestment environment while not making any major change to our current asset allocation. At the time of the transfer on June 30, 2023, these securities had a carrying value of $8.2 billion and a fair value of $7.8 billion, resulting in an increase to Unrealized depreciation in OCI of $428 million, after-tax. This transfer represents a non-cash transaction and does not impact the Consolidated statements of cash flows.

b) Fixed maturities

December 31, 2023	Amortized Cost	Valuation Allowance	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
(in millions of U.S. dollars)
Available-for-sale
U.S. Treasury / Agency	$3,721	$—	$13	$(144)	$3,590
Non-U.S.	35,918	(49)	592	(1,297)	35,164
Corporate and asset-backed securities	44,695	(104)	390	(2,151)	42,830
Mortgage-backed securities	23,720	(3)	143	(1,802)	22,058
Municipal	3,074	—	10	(155)	2,929
	$111,128	$(156)	$1,148	$(5,549)	$106,571

December 31, 2022	Amortized Cost	Valuation Allowance	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
(in millions of U.S. dollars)
Available-for-sale
U.S. Treasury / Agency	$2,792	$—	$5	$(171)	$2,626
Non-U.S.	28,064	(59)	108	(2,205)	25,908
Corporate and asset-backed securities	40,547	(107)	49	(3,534)	36,955
Mortgage-backed securities	17,871	(3)	4	(2,021)	15,851
Municipal	4,081	—	8	(209)	3,880
	$93,355	$(169)	$174	$(8,140)	$85,220

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

December 31, 2022	Amortized Cost	Valuation Allowance	Net Carrying Value	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
(in millions of U.S. dollars)
Held to maturity
U.S. Treasury / Agency	$1,417	$—	$1,417	$1	$(48)	$1,370
Non-U.S.	1,140	(4)	1,136	—	(82)	1,054
Corporate and asset-backed securities	1,733	(28)	1,705	1	(126)	1,580
Mortgage-backed securities	1,456	(1)	1,455	—	(104)	1,351
Municipal	3,136	(1)	3,135	1	(52)	3,084
	$8,882	$(34)	$8,848	$3	$(412)	$8,439

The following table presents the amortized cost of our HTM securities according to S&P rating:

	December 31, 2022
(in millions of U.S. dollars, except for percentages)	Amortized cost	% of Total
AAA	$1,612	18%
AA	5,023	57%
A	1,634	18%
BBB	593	7%
BB	20	—%
Other	—	—%
Total	$8,882	100%

The following table presents fixed maturities by contractual maturity:

			December 31
		2023		2022
(in millions of U.S. dollars)	Net Carrying Value	Fair Value	Net Carrying Value	Fair Value
Available-for-sale
Due in 1 year or less	$4,729	$4,729	$2,962	$2,962
Due after 1 year through 5 years	33,573	33,573	24,791	24,791
Due after 5 years through 10 years	28,480	28,480	26,679	26,679
Due after 10 years	17,731	17,731	14,937	14,937
	84,513	84,513	69,369	69,369
Mortgage-backed securities	22,058	22,058	15,851	15,851
	$106,571	$106,571	$85,220	$85,220
Held to maturity
Due in 1 year or less	$—	$—	$1,015	$1,003
Due after 1 year through 5 years	—	—	3,658	3,531
Due after 5 years through 10 years	—	—	1,460	1,423
Due after 10 years	—	—	1,260	1,131
	—	—	7,393	7,088
Mortgage-backed securities	—	—	1,455	1,351
	$—	$—	$8,848	$8,439

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

c) Gross unrealized loss
Fixed maturities in an unrealized loss position at December 31, 2023 and 2022 comprised both investment grade and below investment grade securities for which fair value declined, principally due to rising interest rates since the date of purchase.

The following tables present, for AFS fixed maturities in an unrealized loss position (including securities on loan) that are not deemed to have expected credit losses, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	0 – 12 Months		Over 12 Months		Total
December 31, 2023	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. Treasury / Agency	$463	$(9)	$2,504	$(135)	$2,967	$(144)
Non-U.S.	2,464	(43)	15,971	(957)	18,435	(1,000)
Corporate and asset-backed securities	2,866	(51)	20,334	(1,194)	23,200	(1,245)
Mortgage-backed securities	1,659	(58)	13,831	(1,706)	15,490	(1,764)
Municipal	1,117	(15)	1,310	(137)	2,427	(152)
Total AFS fixed maturities	$8,569	$(176)	$53,950	$(4,129)	$62,519	$(4,305)

	0 – 12 Months		Over 12 Months		Total
December 31, 2022	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. Treasury / Agency	$2,152	$(125)	$386	$(46)	$2,538	$(171)
Non-U.S.	15,538	(1,012)	5,490	(704)	21,028	(1,716)
Corporate and asset-backed securities	25,687	(1,793)	4,190	(552)	29,877	(2,345)
Mortgage-backed securities	10,561	(1,033)	4,770	(941)	15,331	(1,974)
Municipal	3,251	(152)	155	(48)	3,406	(200)
Total AFS fixed maturities	$57,189	$(4,115)	$14,991	$(2,291)	$72,180	$(6,406)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following table presents a roll-forward of valuation allowance for expected credit losses on fixed maturities:

	Year Ended December 31
(in millions of U.S. dollars)	2023	2022
Available-for-sale
Valuation allowance for expected credit losses - beginning of period	$169	$14
Provision for expected credit loss	214	237
Write-offs charged against the expected credit loss	(5)	—
Recovery of expected credit loss	(222)	(82)
Valuation allowance for expected credit losses - end of period	$156	$169
Held to maturity
Valuation allowance for expected credit losses - beginning of period	$34	$35
Provision for expected credit loss	—	2
Recovery of expected credit loss	(34)	(3)
Valuation allowance for expected credit losses - end of period	$—	$34
Private debt held-for-investment
Valuation allowance for expected credit losses - beginning of period	$—	$—
Provision for expected credit loss	4	—
Valuation allowance for expected credit losses - end of period	$4	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

d) Net realized gains (losses)

The following table presents the components of net realized gains (losses) and the change in net unrealized appreciation (depreciation) of investments:

	Year Ended December 31
(in millions of U.S. dollars)	2023	2022	2021
Fixed maturities:
Gross realized gains	$208	$619	$142
Gross realized losses	(656)	(1,379)	(123)
Other Investments - Fixed maturities	(12)	—	—
Net (provision for) recovery of expected credit losses	43	(154)	14
Impairment (1)	(64)	(135)	(30)
Total fixed maturities	(481)	(1,049)	3
Equity securities	(38)	(230)	662
Private equities (less than 3 percent ownership)	70	(31)	111
Foreign exchange	(183)	397	340
Investment and embedded derivative instruments	(53)	(43)	(72)
Other derivative instruments	(10)	(11)	(8)
Other	88	(118)	(6)
Net realized gains (losses) (pre-tax)	$(607)	$(1,085)	$1,030

Change in net unrealized appreciation (depreciation) on investments (pre-tax):
Fixed maturities available-for-sale	$3,563	$(10,583)	$(2,901)
Fixed maturities held to maturity	(125)	(15)	(18)
Other	10	20	(19)
Income tax (expense) benefit	(328)	1,043	521
Change in net unrealized appreciation (depreciation) on investments (after-tax)	$3,120	$(9,535)	$(2,417)
(1)Relates to certain securities we intended to sell and securities written to market entering default.

Realized gains and losses from Other investments, Equity securities and Private equities from the table above include sales of securities and unrealized gains and losses from fair value changes as follows:

	Year Ended December 31, 2023
(in millions of U.S. dollars)	Other Investments	Equity Securities	Private Equities	Total
Net gains (losses) recognized during the period	$(12)	$(38)	$70	$20
Less: Net gains (losses) recognized from sales of securities	—	(68)	—	(68)
Unrealized gains (losses) recognized for securities still held at reporting date	$(12)	$30	$70	$88

	Year Ended December 31, 2022
(in millions of U.S. dollars)	Equity Securities	Private Equities	Total
Net gains (losses) recognized during the period	$(230)	$(31)	$(261)
Less: Net gains (losses) recognized from sales of securities	409	—	409
Unrealized gains (losses) recognized for securities still held at reporting date	$(639)	$(31)	$(670)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

	Year Ended December 31, 2021
(in millions of U.S. dollars)	Equity Securities	Private Equities	Total
Net gains (losses) recognized during the period	$662	$111	$773
Less: Net gains (losses) recognized from sales of securities	157	—	157
Unrealized gains (losses) recognized for securities still held at reporting date	$505	$111	$616
e) Other investments

	December 31
(in millions of U.S. dollars)	2023	2022
Fixed maturities - Consolidated Investment Products (1)	$3,773	$—
Life insurance policies	463	399
Policy loans	651	343
Non-qualified separate account assets (2)	258	223
Other	382	376
Total	$5,527	$1,341
(1)Refer to Note 1 g) to the Consolidated Financial Statements for additional information on the consolidation of VIEs.
(2)Non-qualified separate account assets are comprised of mutual funds, supported by assets that do not qualify for separate account reporting under U.S. GAAP.

Private equities
Private equities include investment funds and limited partnerships measured at fair value using net asset value (NAV) as a practical expedient. The following table presents, by investment category, the expected liquidation period, fair value, and maximum future funding commitments for private equities:

				December 31
		2023		2022
(in millions of U.S. dollars)	Expected Liquidation Period of Underlying Assets	Fair Value	Maximum Future Funding Commitments	Fair Value	Maximum Future Funding Commitments
Financial	2 to 10 Years	$1,241	$364	$1,074	$505
Real assets	2 to 13 Years	2,137	445	2,166	681
Distressed	2 to 8 Years	1,206	936	1,048	755
Private credit	3 to 8 Years	331	298	215	429
Traditional	2 to 14 Years	8,873	4,167	7,424	5,025
Vintage	1 to 3 Years	72	—	55	—
Investment funds	Not Applicable	218	—	373	—
		$14,078	$6,210	$12,355	$7,395

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

Included in private equities are 174 individual limited partnerships covering a broad range of investment strategies including large cap buyouts, specialist buyouts, growth capital, distressed, mezzanine, real estate, and co-investments. The underlying portfolio consists of various public and private debt and equity securities of publicly traded and privately held companies and real estate assets. The underlying investments across various partnerships, geographies, industries, asset types, and investment strategies provide risk diversification within the limited partnership portfolio and the overall investment portfolio.

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

f) Investments in partially-owned insurance companies
The following table presents Investments in partially-owned insurance companies:

	December 31, 2023			December 31, 2022
(in millions of U.S. dollars, except for percentages)	Carrying Value	Goodwill	Direct Ownership Percentage	Carrying Value	Goodwill	Direct Ownership Percentage	Domicile
Huatai Group	$—	$—	—%	$2,490	$1,247	47%	China
Huatai Life Insurance Company	—	—	—%	215	65	20%	China
Freisenbruch-Meyer	12	3	40%	11	3	40%	Bermuda
Chubb Arabia Cooperative Insurance Company	28	—	30%	24	—	30%	Saudi Arabia
ABR Reinsurance Ltd.	151	—	19%	137	—	19%	Bermuda
Total	$191	$3		$2,877	$1,315

Effective July 1, 2023, Huatai Group and Huatai Life Insurance Company are no longer classified as partially-owned insurance companies when Chubb obtained a controlling interest and applied consolidation accounting. Refer to Note 2 for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

g) Net investment income

	Year Ended December 31
(in millions of U.S. dollars)	2023	2022	2021
Fixed maturities (1)	$4,619	$3,594	$3,300
Short-term investments	199	81	35
Other interest income	69	42	11
Equity securities	119	99	150
Private equities (less than 3 percent ownership)	55	63	94
Other investments	71	41	53
Gross investment income (1)	5,132	3,920	3,643
Investment expenses	(195)	(178)	(187)
Net investment income (1)	$4,937	$3,742	$3,456
(1) Includes amortization expense related to fair value adjustment of acquired invested assets	$(21)	$(41)	$(84)

h) Restricted assets
Chubb is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutory regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. Chubb is also required to restrict assets pledged under repurchase agreements, which represent Chubb's agreement to sell securities and repurchase them at a future date for a predetermined price. We use trust funds in certain large reinsurance transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit (LOC) requirements. We have investments in segregated portfolios primarily to provide collateral or guarantees for LOC and derivative transactions. Included in restricted assets are investments, primarily fixed maturities, totaling $18,242 million and $15,721 million, and cash of $172 million and $115 million, at December 31, 2023 and 2022, respectively.
The following table presents the components of restricted assets:

		December 31
(in millions of U.S. dollars)	2023	2022
Trust funds	$8,482	$8,120
Deposits with U.S. regulatory authorities	2,544	2,345
Deposits with non-U.S. regulatory authorities	3,584	2,959
Assets pledged under repurchase agreements	2,924	1,527
Other pledged assets	880	885
Total	$18,414	$15,836

i) Variable interest entities (VIEs)
Consolidated VIEs
Certain subsidiaries of Huatai Group are the investment manager of, and maintain investments in, sponsored investment products that are considered Variable interest entities (VIEs). We have determined that we are the primary beneficiary and consolidate these investment products (CIP) if we hold at least 10 percent ownership. Refer to Note 1 g) for further information on our consolidation criteria. The assets of these VIEs are not available to our creditors, and the investors in these VIEs have no recourse to Chubb in excess of the assets contained within the VIEs. Our economic exposures are limited to our investments based on our ownership interest in these VIEs. Our total exposure to these consolidated investment products represents the value of our economic ownership interest.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Unconsolidated VIEs
We do not consolidate sponsored investment products where we have determined that we are not the primary beneficiary. At December 31, 2023, the carrying value of these investments was $153 million and our maximum risk of loss approximates the carrying amount. These investments are classified within Equity securities.
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

We use pricing services to obtain fair value measurements for the majority of our investment securities. Based on management’s understanding of the methodologies used, these pricing services only produce an estimate of fair value if there is observable market information that would allow them to make a fair value estimate. Based on our understanding of the market inputs used by the pricing services, all applicable investments have been valued in accordance with U.S. GAAP. We do not adjust prices obtained from pricing services. The following is a description of the valuation techniques and inputs used to determine fair values for financial instruments carried at fair value, as well as the general classification of such financial instruments pursuant to the valuation hierarchy.

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

Private equities
Fair values for Private equities including investments in partially-owned investment companies, investment funds, and limited partnerships are based on their respective NAV and are excluded from the fair value hierarchy table below.

Other investments
Certain of our long-duration contracts are supported by assets that do not qualify for separate account reporting under U.S. GAAP. These assets comprise mutual funds, classified within Level 1 in the valuation hierarchy on the same basis as other equity securities traded in active markets. Other investments principally include fixed maturities carried at fair value with changes in fair value recorded through the Consolidated statements of operations. These fixed maturities principally relate to the acquired Huatai investment portfolio and are classified within Level 2. Also included are life insurance policies collateralizing investments held in rabbi trusts maintained by Chubb for deferred compensation plans and supplemental retirement plans. These policies are carried at cash surrender value and are classified in the valuation hierarchy within Level 2.

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

Other derivative instruments
We maintain positions in exchange-traded equity futures contracts designed to limit exposure to a severe equity market decline, which would cause an increase in expected market risk benefits (MRB) claims, and therefore an increase in MRB reserves. Our positions in exchange-traded equity futures contracts are classified within Level 1. The fair value of the majority of the remaining positions in other derivative instruments is based on significant observable inputs including equity security and interest rate indices. Accordingly, these are classified within Level 2. Other derivative instruments based on unobservable inputs are classified within Level 3. Other derivative instruments are recorded in either Other assets or Accounts payable, accrued expenses, and other liabilities in the Consolidated balance sheets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Excluded from the valuation hierarchy are the corresponding liabilities as they are reported at contract value and not fair value in the Consolidated balance sheets.
Financial instruments measured at fair value on a recurring basis, by valuation hierarchy

December 31, 2023	Level 1	Level 2	Level 3	Total
(in millions of U.S. dollars)
Assets:
Fixed maturities available-for-sale
U.S. Treasury / Agency	$2,911	$679	$—	$3,590
Non-U.S.	—	34,472	692	35,164
Corporate and asset-backed securities	—	40,208	2,622	42,830
Mortgage-backed securities	—	22,051	7	22,058
Municipal	—	2,929	—	2,929
	2,911	100,339	3,321	106,571
Equity securities	3,368	—	87	3,455
Short-term investments	1,915	2,633	3	4,551
Other investments (1)	589	4,236	—	4,825
Securities lending collateral	—	1,299	—	1,299
Investment derivatives	54	—	—	54
Derivatives designated as hedging instruments	—	136	—	136
Separate account assets	5,482	91	—	5,573
Total assets measured at fair value (1) (2)	$14,319	$108,734	$3,411	$126,464
Liabilities:
Investment derivatives	$136	$—	$—	$136
Derivatives designated as hedging instruments	—	128	—	128
Other derivative instruments	37	5	—	42
Market risk benefits (3)	—	—	771	771
Total liabilities measured at fair value	$173	$133	$771	$1,077
(1)Excluded from the table above are other investments of $702 million, principally policy loans at December 31, 2023 measured using NAV as a practical expedient.
(2)Excluded from the table above are Private equities of $14,078 million at December 31, 2023 measured using NAV as a practical expedient.
(3)Refer to Note 11 for additional information on Market risk benefits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

December 31, 2022	Level 1	Level 2	Level 3	Total
(in millions of U.S. dollars)
Assets:
Fixed maturities available-for-sale
U.S. Treasury / Agency	$2,100	$526	$—	$2,626
Non-U.S.	—	25,344	564	25,908
Corporate and asset-backed securities	—	34,506	2,449	36,955
Mortgage-backed securities	—	15,840	11	15,851
Municipal	—	3,880	—	3,880
	2,100	80,096	3,024	85,220
Equity securities	737	—	90	827
Short-term investments	3,108	1,849	3	4,960
Other investments (1)	552	399	—	951
Securities lending collateral	—	1,523	—	1,523
Investment derivative instruments	82	—	—	82
Derivatives designated as hedging instruments	—	17	—	17
Other derivative instruments	33	—	—	33
Separate account assets	5,101	89	—	5,190
Total assets measured at fair value (1) (2)	$11,713	$83,973	$3,117	$98,803
Liabilities:
Investment derivatives	$139	$—	$—	$139
Derivatives designated as hedging instruments	—	53	—	53
Market risk benefits (3)	—	—	800	800
Total liabilities measured at fair value	$139	$53	$800	$992
(1)Excluded from the table above are other investments of $390 million, principally policy loans at December 31, 2022 measured using NAV as a practical expedient.
(2)Excluded from the table above are Private equities of $12,355 million at December 31, 2022 measured using NAV as a practical expedient.
(3)Refer to Note 11 for additional information on Market risk benefits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Level 3 financial instruments
The following tables present a reconciliation of the beginning and ending balances of financial instruments measured at fair value using significant unobservable inputs (Level 3). Excluded from the following tables is the reconciliation of Market risk benefits, refer to Note 11 for additional information:

	Available-for-Sale Debt Securities			Equity securities	Short-term investments
Year Ended December 31, 2023	Non-U.S.	Corporate and asset-backed securities	Mortgage-backed securities
(in millions of U.S. dollars)
Balance, beginning of year	$564	$2,449	$11	$90	$3
Transfers into Level 3	21	30	—	—	—
Transfers out of Level 3	(22)	(26)	(15)	—	—
Change in Net Unrealized Gains (Losses) in OCI	13	28	—	—	(1)
Net Realized Gains (Losses)	(4)	(17)	—	(7)	(1)
Purchases	258	681	15	24	5
Sales	(82)	(81)	—	(20)	(3)
Settlements	(56)	(442)	(4)	—	—
Balance, end of year	$692	$2,622	$7	$87	$3
Net Realized Gains (Losses) Attributable to Changes in Fair Value at the Balance Sheet date	$(1)	$(5)	$—	$(7)	$—
Change in Net Unrealized Gains (Losses) included in OCI at the Balance Sheet date	$7	$12	$—	$—	$—

	Available-for-Sale Debt Securities			Equity securities	Short-term investments
Year Ended December 31, 2022	Non-U.S.	Corporate and asset-backed securities	Mortgage-backed securities
(in millions of U.S. dollars)
Balance, beginning of year	$633	$2,049	$26	$77	$7
Transfers into Level 3	23	47	—	1	—
Transfers out of Level 3	(23)	(97)	(9)	—	—
Change in Net Unrealized Gains (Losses) in OCI	(53)	(80)	—	—	—
Net Realized Gains (Losses)	(6)	(14)	—	15	(2)
Purchases	156	921	4	9	3
Sales	(59)	(85)	—	(12)	—
Settlements	(107)	(292)	(10)	—	(5)
Balance, end of year	$564	$2,449	$11	$90	$3
Net Realized Gains (Losses) Attributable to Changes in Fair Value at the Balance Sheet date	$(2)	$(9)	$—	$14	$(1)
Change in Net Unrealized Gains (Losses) included in OCI at the Balance Sheet date	$(53)	$(84)	$—	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

	Available-for-Sale Debt Securities				Short-term investments
Year Ended December 31, 2021	Non-U.S.	Corporate and asset-backed securities	Mortgage-backed securities	Equity securities		Other investments
(in millions of U.S. dollars)
Balance, beginning of year	$546	$1,573	$60	$73	$5	$10
Transfers into Level 3	24	91	—	—	—	—
Transfers out of Level 3	(11)	(76)	(18)	—	—	(10)
Change in Net Unrealized Gains (Losses) in OCI	(30)	15	—	—	(1)	—
Net Realized Gains (Losses)	(1)	(2)	—	8	—	—
Purchases	275	1,154	18	21	9	—
Sales	(48)	(99)	(1)	(25)	—	—
Settlements	(122)	(607)	(33)	—	(6)	—
Balance, end of year	$633	$2,049	$26	$77	$7	$—
Net Realized Gains (Losses) Attributable to Changes in Fair Value at the Balance Sheet date	$—	$3	$—	$5	$—	$—
Change in Net Unrealized Gains (Losses) included in OCI at the Balance Sheet date	$(25)	$17	$—	$—	$—	$—

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

Private debt held-for-investment
The fair value of Private debt held-for-investment is derived using a discounted cash flow approach, which includes an evaluation of forecasted contractual cash flows and yield curve information, among other loan characteristics and assumptions. These assumptions are derived from internal and third-party sources. Since the valuation is derived from model-based techniques, Private debt held-for-investment is classified within Level 3 of the valuation hierarchy.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following tables present fair value, by valuation hierarchy, and carrying value of the financial instruments not measured at fair value:

December 31, 2023	Fair Value				Net Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Private debt held-for-investment	$—	$—	$2,560	$2,560	$2,553
Total assets	$—	$—	$2,560	$2,560	$2,553
Liabilities:
Repurchase agreements	$—	$2,833	$—	$2,833	$2,833
Short-term debt	—	1,431	—	1,431	1,460
Long-term debt	—	11,924	—	11,924	13,035
Trust preferred securities	—	365	—	365	308
Total liabilities	$—	$16,553	$—	$16,553	$17,636

December 31, 2022	Fair Value				Net Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities held to maturity
U.S. Treasury / Agency	$1,299	$71	$—	$1,370	$1,417
Non-U.S.	—	1,054	—	1,054	1,136
Corporate and asset-backed securities	—	1,580	—	1,580	1,705
Mortgage-backed securities	—	1,351	—	1,351	1,455
Municipal	—	3,084	—	3,084	3,135
Total assets	$1,299	$7,140	$—	$8,439	$8,848
Liabilities:
Repurchase agreements	$—	$1,419	$—	$1,419	$1,419
Short-term debt	—	473	—	473	475
Long-term debt	—	12,495	—	12,495	14,402
Trust preferred securities	—	383	—	383	308
Total liabilities	$—	$14,770	$—	$14,770	$16,604

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

	Year Ended December 31
(in millions of U.S. dollars)	2023	2022	2021
Premiums written
Direct	$52,969	$47,511	$42,811
Assumed	4,557	4,467	3,928
Ceded	(10,165)	(10,258)	(8,912)
Net	$47,361	$41,720	$37,827
Premiums earned
Direct	$51,582	$46,160	$41,116
Assumed	4,289	4,395	3,609
Ceded	(10,159)	(10,195)	(8,433)
Net	$45,712	$40,360	$36,292
Ceded losses and loss expenses incurred were $7.2 billion, $6.9 billion, and $5.9 billion for the years ended December 31, 2023, 2022, and 2021, respectively.

b) Reinsurance recoverable on ceded reinsurance

	December 31, 2023		December 31, 2022
(in millions of U.S. dollars)	Net Reinsurance Recoverable (1)	Valuation allowance	Net Reinsurance Recoverable (1)	Valuation allowance
Reinsurance recoverable on unpaid losses and loss expenses	$17,884	$285	$17,086	$289
Reinsurance recoverable on paid losses and loss expenses	2,068	82	1,773	62
Reinsurance recoverable on losses and loss expenses	$19,952	$367	$18,859	$351
Reinsurance recoverable on policy benefits	$280	$—	$302	$4
(1)     Net of valuation allowance for uncollectible reinsurance.

The increase in reinsurance recoverable on losses and loss expenses in 2023 was primarily due to the consolidation of Huatai Group and prior period development in certain lines.

The following table presents a roll-forward of valuation allowance for uncollectible reinsurance related to Reinsurance recoverable on loss and loss expenses:

	Year Ended December 31
(in millions of U.S. dollars)	2023	2022
Valuation allowance for uncollectible reinsurance - beginning of period	$351	$329
Provision for uncollectible reinsurance	47	43
Write-offs charged against the valuation allowance	(32)	(19)
Foreign exchange revaluation	1	(2)
Valuation allowance for uncollectible reinsurance - end of period	$367	$351

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following tables present a listing, at December 31, 2023, of the categories of Chubb's reinsurers:

December 31, 2023	Gross Reinsurance Recoverable on Losses and Loss Expenses	Valuation allowance for Uncollectible Reinsurance	% of Gross Reinsurance Recoverable
(in millions of U.S. dollars, except for percentages)
Categories
Largest reinsurers	$10,993	$117	1.1%
Other reinsurers rated A- or better	4,898	57	1.2%
Other reinsurers rated lower than A- or not rated	455	56	12.3%
Pools	441	14	3.2%
Structured settlements	493	11	2.2%
Captives	2,653	16	0.6%
Other	386	96	24.9%
Total	$20,319	$367	1.8%

Largest Reinsurers
ABR Reinsurance Capital Holdings	Lloyd's of London	Renaissance Re Holdings Ltd
Berkshire Hathaway Insurance Group	Munich Re Group	Swiss Re Group
HDI Group (Hannover Re)	PartnerRe Group

Categories of Chubb's reinsurers	Comprises:
Largest reinsurers	• All groups of reinsurers or captives where the gross recoverable exceeds one percent of Total Chubb shareholders' equity.
Other reinsurers rated A- or better	• All reinsurers rated A- or better that were not included in the largest reinsurer category.
Other reinsurers rated lower than A- or not rated	• All reinsurers rated lower than A- or not rated that were not included in the largest reinsurer category.
Pools	• Related to Chubb's voluntary pool participation and Chubb's mandatory pool participation required by law in certain states.
Structured settlements
• Annuities purchased from life insurance companies to settle claims. Since we retain ultimate liability in the event that the life company fails to pay, we reflect the amounts as both a liability and a recoverable/receivable for U.S. GAAP purposes.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

6. Deferred acquisition costs
Deferred acquisition costs comprise capitalized costs on short-duration contracts of $3,346 million, $2,877 million, and $2,718 million; and long-duration contracts of $3,806 million, $3,154 million, and $2,970 million at December 31, 2023, 2022, and 2021, respectively.

The following tables present a roll-forward of deferred acquisitions costs on long-duration contracts included in the Life Insurance segment:

	Year Ended December 31, 2023
(in millions of U.S. dollars)	Term Life	Universal Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$324	$639	$392	$891	$268	$2,514
Capitalizations	176	129	159	564	36	1,064
Amortization expense	(100)	(80)	(23)	(137)	(29)	(369)
Other (including foreign exchange)	2	(14)	6	(17)	(1)	(24)
Balance – end of period	$402	$674	$534	$1,301	$274	$3,185
Overseas General Insurance segment excluded from table						621
Total deferred acquisition costs on long-duration contracts						$3,806

	Year Ended December 31, 2022
(in millions of U.S. dollars)	Term Life	Universal Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$250	$631	$330	$730	$263	$2,204
Capitalizations	147	118	86	268	48	667
Amortization expense	(81)	(64)	(18)	(93)	(31)	(287)
Other (including foreign exchange)	8	(46)	(6)	(14)	(12)	(70)
Balance – end of period	$324	$639	$392	$891	$268	$2,514
Overseas General Insurance segment excluded from table						640
Total deferred acquisition costs on long-duration contracts						$3,154

	Year Ended December 31, 2021
(in millions of U.S. dollars)	Term Life	Universal Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$125	$557	$299	$733	$220	$1,934
Capitalizations	178	143	52	98	71	542
Amortization expense	(47)	(61)	(18)	(98)	(26)	(250)
Other (including foreign exchange)	(6)	(8)	(3)	(3)	(2)	(22)
Balance – end of period	$250	$631	$330	$730	$263	$2,204
Overseas General Insurance segment excluded from table						766
Total deferred acquisition costs on long-duration contracts						$2,970

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

7. Goodwill, Value of business acquired, and Other intangible assets
Goodwill
The following table presents a roll-forward of Goodwill by segment:

(in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Chubb Consolidated
Balance at December 31, 2021	$6,972	$2,240	$134	$4,653	$371	$843	$15,213
Acquisition of Cigna's business in Asia	—	—	—	90	—	1,101	1,191
Foreign exchange revaluation and other	(27)	(10)	—	(138)	—	(1)	(176)
Balance at December 31, 2022	$6,945	$2,230	$134	$4,605	$371	$1,943	$16,228
Purchase price adjustments	—	—	—	8	—	(10)	(2)
Consolidation of Huatai Group	—	—	—	562	—	2,832	3,394
Foreign exchange revaluation and other	1	1	—	87	—	(23)	66
Balance at December 31, 2023 (1)	$6,946	$2,231	$134	$5,262	$371	$4,742	$19,686
(1)At December 31, 2023, Goodwill from Huatai Group includes approximately $759 million attributable to noncontrolling interests.

Value of business acquired (VOBA)
The following table presents a roll-forward of VOBA:

		Year Ended December 31
(in millions of U.S. dollars)	2023	2022	2021
Balance, beginning of year	$3,702	$235	$263
Acquisition of Cigna's business in Asia	—	3,633	—
Consolidation of Huatai Group	309	—	—
Amortization of VOBA (1)	(281)	(149)	(23)
Foreign exchange revaluation and other	(56)	(17)	(5)
Balance, end of year	$3,674	$3,702	$235
(1)Recognized in Policy acquisition costs in the Consolidated statements of operations.

The following table presents, as of December 31, 2023, the expected estimated pre-tax amortization expense related to VOBA at current foreign currency exchange rates, for the next five years:

For the Years Ending December 31	Total amortization of VOBA
(in millions of U.S. dollars)
2024	$266
2025	227
2026	199
2027	180
2028	163
Total	$1,035

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Other intangible assets
Other intangible assets that are subject to amortization principally relate to agency distribution relationships and renewal rights and other intangible assets that are not subject to amortization principally relate to trademarks. For more information on Other intangible assets related to the consolidation of Huatai, refer to Note 2.

	December 31
(in millions of U.S. dollars)	2023	2022
Subject to amortization	$3,267	$2,459
Not subject to amortization	3,508	2,982
Total	$6,775	$5,441

Amortization expense related to purchased intangibles was $310 million, $285 million, and $287 million for the years ended December 31, 2023, 2022, and 2021, respectively. The following table presents, as of December 31, 2023, the expected estimated pre-tax amortization expense of purchased intangibles, at current foreign currency exchange rates, for the next five years:

For the Years Ending December 31
(in millions of U.S. dollars)	Total amortization of purchased intangibles	Amortization of Huatai UPR intangible asset (1)	Amortization of Huatai land use rights (2)	Total amortization
2024	$312	$30	$12	$354
2025	287	16	12	315
2026	269	7	12	288
2027	250	3	12	265
2028	240	—	13	253
Total	$1,358	$56	$61	$1,475
(1)Recognized in Policy acquisition costs in the Consolidated statements of operations.
(2)Recognized in Other (income) expense in the Consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

8. Unpaid losses and loss expenses

Chubb establishes reserves for the estimated unpaid ultimate liability for losses and loss expenses under the terms of its policies and agreements. Reserves include estimates for both claims that have been reported and for IBNR claims, and include estimates of expenses associated with processing and settling these claims. Reserves are recorded in Unpaid losses and loss expenses in the Consolidated balance sheets. While we believe that our reserves for unpaid losses and loss expenses at December 31, 2023, are adequate, new information or trends may lead to future developments in incurred loss and loss expenses significantly greater or less than the reserves provided. Any such revisions could result in future changes in estimates of losses or reinsurance recoverable and would be reflected in our results of operations in the period in which the estimates are changed.
The following table presents a reconciliation of beginning and ending Unpaid losses and loss expenses:

	Year Ended December 31
(in millions of U.S. dollars)	2023	2022	2021
Gross unpaid losses and loss expenses, beginning of year	$75,747	$72,330	$67,192
Reinsurance recoverable on unpaid losses (1)	(17,086)	(16,132)	(14,576)
Net unpaid losses and loss expenses, beginning of year	58,661	56,198	52,616
Net losses and loss expenses incurred in respect of losses occurring in:
Current year	24,956	23,680	21,986
Prior years (2)	(856)	(1,108)	(956)
Total	24,100	22,572	21,030
Net losses and loss expenses paid in respect of losses occurring in:
Current year	8,248	7,331	6,900
Prior years	12,763	12,206	10,048
Total	21,011	19,537	16,948
Consolidation of Huatai Group	405	—	—
Foreign currency revaluation and other	83	(572)	(500)
Net unpaid losses and loss expenses, end of year	62,238	58,661	56,198
Reinsurance recoverable on unpaid losses (1)	17,884	17,086	16,132
Gross unpaid losses and loss expenses, end of year	$80,122	$75,747	$72,330
(1)     Net of valuation allowance for uncollectible reinsurance.
(2)    Relates to prior period loss reserve development only and excludes prior period development related to reinstatement premiums, expense adjustments, earned premiums, and A&H long-duration lines totaling $83 million, $232 million, and $30 million for 2023, 2022, and 2021, respectively.

The increase in gross and net unpaid losses and loss expense in 2023 reflects underlying exposure growth and the consolidation of Huatai, partially offset by favorable prior period development. The increase in gross and net unpaid losses and loss expense in 2022 is due to an increase in underlying exposure due to premium growth, increased loss severity trends and net catastrophe losses, partially offset by favorable prior period development, and favorable foreign exchange movement.

The loss development tables under section c) below, present Chubb’s historical incurred and paid claims development by broad product line through December 31, 2023, net of reinsurance, as well as the cumulative number of reported claims, IBNR balances, and other supplementary information.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following table presents a reconciliation of the loss development tables to the liability for unpaid losses and loss expenses in the consolidated balance sheet:

Reconciliation of Reserve Balances to Liability for Unpaid Loss and Loss Expenses
(in millions of U.S. dollars)	December 31, 2023
Presented in the loss development tables:
North America Commercial P&C Insurance — Workers' Compensation	$10,159
North America Commercial P&C Insurance — Liability	21,092
North America Commercial P&C Insurance — Other Casualty	2,596
North America Commercial P&C Insurance — Non-Casualty	3,203
North America Personal P&C Insurance	3,550
Overseas General Insurance — Casualty	8,157
Overseas General Insurance — Non-Casualty	3,515
Global Reinsurance — Casualty	1,240
Global Reinsurance — Non-Casualty	411
Excluded from the loss development tables:
Other	6,286
Net unpaid loss and allocated loss adjustment expense	60,209
Ceded unpaid loss and allocated loss adjustment expense:
North America Commercial P&C Insurance — Workers' Compensation	1,190
North America Commercial P&C Insurance — Liability	7,427
North America Commercial P&C Insurance — Other Casualty	1,064
North America Commercial P&C Insurance — Non-Casualty	1,673
North America Personal P&C Insurance	577
Overseas General Insurance — Casualty	2,527
Overseas General Insurance — Non-Casualty	1,736
Global Reinsurance — Casualty	80
Global Reinsurance — Non-Casualty	101
Other	1,781
Ceded unpaid loss and allocated loss adjustment expense	18,156
Unpaid unallocated loss adjustment expenses	1,757
Unpaid losses and loss expenses	$80,122

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
•Various loss portfolio transfers; by convention, all premium and losses associated with these transactions are recorded to the policy period of the transaction, even though the accident dates of the claims covered may be a decade or more in the past. We also underwrite certain high attachment, high limit, multiple-line and excess of aggregate coverages for large commercial clients. Changes in incurred loss and cash flow patterns are volatile and sufficiently different from those of typical insureds. This category includes the Alternative Risk Solutions business within the North America Commercial P&C Insurance segment;
•2015 and prior paid history on a subset of previously acquired international businesses, within the Overseas General Insurance segment, due to limitations on the data prior to the acquisition;
•Huatai P&C business and International A&H lines, where incurred loss development is shorter-tailed than the majority of the liabilities in the Overseas General segment and reported claims are high frequency and low severity in nature;
•Purchase accounting adjustments related to unpaid losses and loss expenses for Chubb Corp;
•Reinsurance recoverable bad debt; and
•Balances with insufficient detail.

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
•The amounts in both triangles for the years ended December 31, 2014, to December 31, 2022, and average historical claim duration as of December 31, 2023, are presented as supplementary information.
•All data presented in the triangles is net of reinsurance recoverables.
•The IBNR reserves shown to the right of each incurred loss development exhibit reflect the net IBNR recorded as of December 31, 2023.
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

The triangle below shows all loss and allocated expense development for the workers' compensation product line. In our prior period development disclosure, we exclude any loss development where there is a directly related premium adjustment. For workers' compensation, changes in the exposure base due to payroll audits will drive changes in ultimate losses. In addition, we record involuntary pool assumptions (premiums and losses) on a lagged basis. Both of these items will influence the development in the triangle, particularly the first prior accident year, and are included in the reconciliation table presented on page F-66.

Net Incurred Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31			As of December 31 2023
(in millions of U.S. dollars)			Unaudited								Net IBNR Reserves	Reported Claims (in thousands)
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$1,207	$1,201	$1,217	$1,215	$1,163	$1,100	$1,073	$1,037	$1,007	$983	$236	45
2015		1,282	1,259	1,276	1,279	1,217	1,154	1,128	1,092	1,057	286	50
2016			1,366	1,361	1,383	1,378	1,269	1,206	1,177	1,162	354	51
2017				1,412	1,380	1,399	1,393	1,376	1,176	1,121	402	50
2018					1,359	1,361	1,380	1,385	1,384	1,221	435	51
2019						1,391	1,384	1,400	1,409	1,406	611	48
2020							1,367	1,388	1,409	1,408	756	31
2021								1,348	1,330	1,372	708	35
2022									1,344	1,407	835	38
2023										1,371	992	33
Total										$12,508

Net Cumulative Paid Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31
(in millions of U.S. dollars)			Unaudited
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$113	$295	$410	$484	$532	$566	$599	$617	$634	$649
2015		116	301	418	501	564	606	628	645	665
2016			122	326	452	529	584	621	653	683
2017				120	313	437	516	564	601	626
2018					130	329	451	528	597	641
2019						143	341	467	575	640
2020							111	282	390	466
2021								120	331	458
2022									131	332
2023										129
Total										$5,289

Net Liabilities for Loss and Allocated Loss Adjustment Expenses
(in millions of U.S. dollars)	December 31, 2023
Accident years prior to 2014	$2,940
Accident years 2014 - 2023 from tables above	7,219
All Accident years	$10,159

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

North America Commercial P&C Insurance — Workers' Compensation — Long-tail (continued)
Supplementary Information: (Favorable)/ Adverse Prior Period Development
(in millions of U.S. dollars)	December 31, 2023
Accident years prior to 2014	$(113)
Accident years 2014 - 2023 from tables above	(191)
All Accident years	$(304)

Supplementary Information: Average Annual Percentage Payout of Net Incurred Claims by Age, as of December 31, 2023 (Unaudited)
Age in Years	1	2	3	4	5	6	7	8	9	10
Percentage	10%	16%	10%	7%	5%	3%	3%	2%	2%	2%

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

Net Incurred Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31			As of December 31 2023
(in millions of U.S. dollars)			Unaudited								Net IBNR Reserves	Reported Claims (in thousands)
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$3,528	$3,578	$3,667	$3,710	$3,649	$3,463	$3,340	$3,192	$3,142	$3,134	$237	24
2015		3,552	3,701	3,810	3,967	3,934	3,727	3,701	3,569	3,613	358	27
2016			3,527	3,588	3,685	3,797	3,793	3,765	3,756	3,660	375	27
2017				3,316	3,491	3,573	3,623	3,545	3,434	3,492	603	26
2018					3,368	3,485	3,688	3,820	3,900	3,915	672	28
2019						3,446	3,620	3,858	4,050	4,057	1,135	29
2020							4,102	3,826	3,919	3,976	1,630	24
2021								4,315	4,349	4,441	2,589	25
2022									4,561	4,567	3,371	25
2023										4,703	4,181	26
Total										$39,558

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

North America Commercial P&C Insurance — Liability — Long-tail (continued)
Net Cumulative Paid Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31
(in millions of U.S. dollars)			Unaudited
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$164	$679	$1,248	$1,801	$2,199	$2,439	$2,580	$2,669	$2,753	$2,802
2015		138	604	1,203	1,852	2,287	2,527	2,743	2,921	3,079
2016			171	662	1,334	1,973	2,332	2,593	2,820	2,982
2017				161	616	1,160	1,698	2,000	2,322	2,627
2018					189	753	1,301	1,773	2,335	2,782
2019						175	669	1,245	1,888	2,387
2020							152	589	1,148	1,697
2021								174	609	1,200
2022									144	649
2023										197
Total										$20,402

Net Liabilities for Loss and Allocated Loss Adjustment Expenses
(in millions of U.S. dollars)	December 31, 2023
Accident years prior to 2014	$1,936
Accident years 2014 - 2023 from tables above	19,156
All Accident years	$21,092

Supplementary Information: (Favorable)/ Adverse Prior Period Development
(in millions of U.S. dollars)	December 31, 2023
Accident years prior to 2014	$47
Accident years 2014 - 2023 from tables above	175
All Accident years	$222

Supplementary Information: Average Annual Percentage Payout of Net Incurred Claims by Age, as of December 31, 2023 (Unaudited)
Age in Years	1	2	3	4	5	6	7	8	9	10
Percentage	4%	13%	15%	16%	12%	8%	6%	4%	4%	2%

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

Net Incurred Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31			As of December 31 2023
(in millions of U.S. dollars)			Unaudited								Net IBNR Reserves	Reported Claims (in thousands)
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$594	$582	$580	$595	$554	$538	$538	$530	$526	$530	$9	17
2015		486	469	500	514	457	454	462	457	456	18	15
2016			503	501	527	523	480	479	469	473	20	16
2017				531	565	577	616	604	590	602	16	17
2018					535	563	574	579	575	606	9	17
2019						606	636	686	744	756	40	17
2020							640	633	657	638	156	11
2021								675	710	747	254	13
2022									782	801	367	14
2023										844	631	11
Total										$6,453

Net Cumulative Paid Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31
(in millions of U.S. dollars)			Unaudited
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$80	$220	$317	$391	$454	$473	$500	$508	$513	$517
2015		47	137	214	304	370	394	411	423	431
2016			52	145	246	323	374	398	424	437
2017				66	175	312	381	446	496	539
2018					74	169	270	365	472	532
2019						70	189	318	465	619
2020							54	156	273	401
2021								60	176	293
2022									82	235
2023										81
Total										$4,085

Net Liabilities for Loss and Allocated Loss Adjustment Expenses
(in millions of U.S. dollars)	December 31, 2023
Accident years prior to 2014	$228
Accident years 2014 - 2023 from tables above	2,368
All Accident years	$2,596

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

North America Commercial P&C Insurance — Other-Casualty — Long-tail (continued)
Supplementary Information: (Favorable)/ Adverse Prior Period Development
(in millions of U.S. dollars)	December 31, 2023
Accident years prior to 2014	$(6)
Accident years 2014 - 2023 from tables above	99
All Accident years	$93

Supplementary Information: Average Annual Percentage Payout of Net Incurred Claims by Age, as of December 31, 2023 (Unaudited)
Age in Years	1	2	3	4	5	6	7	8	9	10
Percentage	10%	18%	18%	17%	15%	7%	6%	2%	1%	1%

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

Net Incurred Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31			As of December 31 2023
(in millions of U.S. dollars)			Unaudited								Net IBNR Reserves	Reported Claims (in thousands)
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$1,635	$1,655	$1,573	$1,552	$1,543	$1,544	$1,552	$1,545	$1,544	$1,554	$—	483
2015		1,731	1,740	1,645	1,633	1,600	1,585	1,587	1,592	1,589	2	545
2016			1,904	1,884	1,794	1,775	1,811	1,824	1,820	1,822	23	650
2017				2,699	2,603	2,503	2,520	2,512	2,522	2,508	43	764
2018					2,047	2,234	2,169	2,161	2,170	2,160	11	904
2019						2,046	2,031	1,954	1,944	1,921	13	1,044
2020							3,140	2,942	2,726	2,685	62	1,126
2021								2,941	2,824	2,628	158	863
2022									3,048	2,946	371	897
2023										3,072	1,351	756
Total										$22,885

Net Cumulative Paid Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31
(in millions of U.S. dollars)			Unaudited
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$816	$1,368	$1,478	$1,499	$1,525	$1,540	$1,547	$1,552	$1,552	$1,551
2015		724	1,339	1,484	1,552	1,567	1,570	1,583	1,582	1,583
2016			844	1,499	1,650	1,726	1,754	1,778	1,789	1,790
2017				977	2,083	2,301	2,392	2,406	2,430	2,449
2018					1,025	1,821	2,012	2,068	2,113	2,137
2019						1,028	1,672	1,800	1,856	1,883
2020							1,390	2,260	2,466	2,545
2021								1,085	2,100	2,322
2022									1,050	2,190
2023										1,219
Total										$19,669

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

North America Commercial P&C Insurance — Non-Casualty — Short-tail (continued)
Net Liabilities for Loss and Allocated Loss Adjustment Expenses
(in millions of U.S. dollars)	December 31, 2023
Accident years prior to 2014	$(13)
Accident years 2014 - 2023 from tables above	3,216
All Accident years	$3,203

Supplementary Information: (Favorable)/ Adverse Prior Period Development
(in millions of U.S. dollars)	December 31, 2023
Accident years prior to 2014	$(4)
Accident years 2014 - 2023 from tables above	(377)
All Accident years	$(381)

Supplementary Information: Average Annual Percentage Payout of Net Incurred Claims by Age, as of December 31, 2023 (Unaudited)
Age in Years	1	2	3	4	5	6	7	8	9	10
Percentage	44%	37%	8%	3%	1%	1%	1%	—%	—%	—%

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

Net Incurred Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31			As of December 31 2023
(in millions of U.S. dollars)			Unaudited								Net IBNR Reserves	Reported Claims (in thousands)
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$2,198	$2,199	$2,186	$2,139	$2,153	$2,140	$2,135	$2,134	$2,133	$2,130	$6	144
2015		2,488	2,543	2,553	2,536	2,556	2,562	2,559	2,561	2,558	5	148
2016			2,433	2,529	2,538	2,476	2,464	2,458	2,466	2,467	10	154
2017				3,028	3,062	2,995	2,991	2,992	3,001	3,011	20	163
2018					3,002	3,030	3,095	3,110	3,131	3,120	45	170
2019						2,949	2,985	2,986	2,978	2,957	48	157
2020							2,922	2,627	2,626	2,582	96	123
2021								3,027	2,877	2,964	209	131
2022									3,102	2,955	414	119
2023										3,406	1,480	93
Total										$28,150

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

North America Personal P&C Insurance — Short-tail (continued)
Net Cumulative Paid Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31
(in millions of U.S. dollars)			Unaudited
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$1,306	$1,759	$1,919	$2,028	$2,073	$2,100	$2,109	$2,116	$2,119	$2,121
2015		1,495	2,078	2,264	2,385	2,472	2,501	2,526	2,535	2,542
2016			1,449	2,046	2,205	2,308	2,364	2,391	2,422	2,440
2017				1,694	2,514	2,662	2,793	2,864	2,930	2,971
2018					1,922	2,542	2,699	2,857	2,971	3,037
2019						1,664	2,431	2,611	2,718	2,823
2020							1,331	1,990	2,223	2,363
2021								1,583	2,368	2,582
2022									1,411	2,278
2023										1,490
Total										$24,647

Net Liabilities for Loss and Allocated Loss Adjustment Expenses
(in millions of U.S. dollars)	December 31, 2023
Accident years prior to 2014	$47
Accident years 2014 - 2023 from tables above	3,503
All Accident years	$3,550

Supplementary Information: (Favorable)/ Adverse Prior Period Development
(in millions of U.S. dollars)	December 31, 2023
Accident years prior to 2014	$3
Accident years 2014 - 2023 from tables above	(131)
All Accident years	$(128)

Supplementary Information: Average Annual Percentage Payout of Net Incurred Claims by Age, as of December 31, 2023 (Unaudited)
Age in Years	1	2	3	4	5	6	7	8	9	10
Percentage	55%	25%	7%	5%	3%	2%	1%	—%	—%	—%

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

Net Incurred Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31			As of December 31 2023
(in millions of U.S. dollars)			Unaudited								Net IBNR Reserves	Reported Claims (in thousands)
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$1,196	$1,264	$1,271	$1,290	$1,210	$1,129	$1,093	$1,103	$1,106	$1,089	$46	38
2015		1,118	1,209	1,239	1,262	1,244	1,186	1,171	1,187	1,186	97	40
2016			1,150	1,246	1,311	1,338	1,328	1,337	1,271	1,283	93	42
2017				1,140	1,237	1,284	1,331	1,296	1,331	1,296	151	43
2018					1,236	1,286	1,346	1,389	1,345	1,323	202	44
2019						1,307	1,373	1,395	1,382	1,336	311	42
2020							1,684	1,606	1,523	1,535	765	35
2021								1,619	1,668	1,691	987	36
2022									1,760	1,808	1,217	36
2023										1,908	1,606	32
Total										$14,455

Net Cumulative Paid Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31
(in millions of U.S. dollars)			Unaudited
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$105	$275	$444	$571	$681	$761	$823	$865	$894	$934
2015		80	267	465	637	753	830	906	938	969
2016			120	306	505	648	766	857	979	1,003
2017				91	299	499	653	812	940	995
2018					105	312	470	608	727	881
2019						118	316	444	648	729
2020							102	273	429	530
2021								111	271	434
2022									83	284
2023										79
Total										$6,838

Net Liabilities for Loss and Allocated Loss Adjustment Expenses
(in millions of U.S. dollars)	December 31, 2023
Accident years prior to 2014	$540
Accident years 2014 - 2023 from tables above	7,617
All Accident years	$8,157

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Overseas General Insurance — Casualty — Long-tail (continued)
Supplementary Information: (Favorable)/ Adverse Prior Period Development
(in millions of U.S. dollars)	December 31, 2023
Accident years prior to 2014	$(22)
Accident years 2014 - 2023 from tables above	(26)
All Accident years	$(48)

Supplementary Information: Average Annual Percentage Payout of Net Incurred Claims by Age, as of December 31, 2023 (Unaudited)
Age in Years	1	2	3	4	5	6	7	8	9	10
Percentage	7%	13%	13%	11%	9%	9%	6%	3%	3%	4%
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

Net Incurred Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31			As of December 31 2023
(in millions of U.S. dollars)			Unaudited								Net IBNR Reserves	Reported Claims (in thousands)
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$1,764	$1,828	$1,775	$1,763	$1,729	$1,719	$1,712	$1,706	$1,698	$1,693	$3	533
2015		1,855	1,973	1,947	1,916	1,900	1,892	1,874	1,875	1,870	8	556
2016			1,959	1,955	1,942	1,921	1,926	1,957	1,955	1,943	29	568
2017				2,114	2,157	2,145	2,126	2,151	2,149	2,115	(6)	577
2018					2,068	2,156	2,119	2,093	2,062	2,051	42	613
2019						2,100	2,119	2,059	2,047	2,043	(12)	632
2020							2,437	2,301	2,171	2,116	87	534
2021								2,524	2,437	2,322	60	542
2022									2,800	2,777	168	614
2023										2,995	901	594
Total										$21,925

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Overseas General Insurance — Non-Casualty — Short-tail (continued)
Net Cumulative Paid Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31
(in millions of U.S. dollars)			Unaudited
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$721	$1,359	$1,560	$1,619	$1,649	$1,662	$1,677	$1,684	$1,678	$1,680
2015		812	1,469	1,691	1,769	1,790	1,819	1,836	1,839	1,839
2016			966	1,592	1,779	1,847	1,872	1,881	1,887	1,890
2017				1,010	1,772	1,940	2,013	2,055	2,114	2,091
2018					960	1,664	1,858	1,924	1,940	1,950
2019						1,019	1,674	1,861	1,926	1,959
2020							1,036	1,646	1,792	1,908
2021								982	1,750	2,025
2022									1,168	2,088
2023										1,119
Total										$18,549

(in millions of U.S. dollars)	December 31, 2023
Accident years prior to 2014	$139
Accident years 2014 - 2023 from tables above	3,376
All Accident years	$3,515

Supplementary Information: (Favorable)/ Adverse Prior Period Development
(in millions of U.S. dollars)	December 31, 2023
Accident years prior to 2014	$(4)
Accident years 2014 - 2023 from tables above	(264)
All Accident years	$(268)

Supplementary Information: Average Annual Percentage Payout of Net Incurred Claims by Age, as of December 31, 2023 (Unaudited)
Age in Years	1	2	3	4	5	6	7	8	9	10
Percentage	45%	33%	10%	4%	1%	1%	—%	—%	—%	—%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Global Reinsurance — Casualty — Long-tail (continued)
Net Incurred Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31			As of December 31 2023
(in millions of U.S. dollars)			Unaudited								Net IBNR Reserves
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$330	$331	$336	$339	$340	$344	$327	$327	$326	$326	$6
2015		281	286	296	297	305	301	305	308	307	9
2016			219	223	231	230	239	239	244	250	11
2017				209	211	216	213	214	214	221	6
2018					239	242	249	245	248	255	9
2019						233	242	237	236	233	20
2020							242	246	237	237	42
2021								278	282	286	105
2022									294	296	155
2023										274	211
Total										$2,685

Net Cumulative Paid Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31
(in millions of U.S. dollars)			Unaudited
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$91	$183	$216	$247	$263	$274	$284	$293	$298	$304
2015		89	158	190	215	230	247	264	273	281
2016			57	112	141	157	173	190	206	217
2017				46	99	120	138	153	173	185
2018					40	94	123	146	168	194
2019						39	89	115	138	161
2020							41	98	123	147
2021								35	86	119
2022									39	86
2023										30
Total										$1,724

Net Liabilities for Loss and Allocated Loss Adjustment Expenses
(in millions of U.S. dollars)	December 31, 2023
Accident years prior to 2014	$279
Accident years 2014 - 2023 from tables above	961
All Accident years	$1,240

Supplementary Information: (Favorable)/ Adverse Prior Period Development
(in millions of U.S. dollars)	December 31, 2023
Accident years prior to 2014	$(16)
Accident years 2014 - 2023 from tables above	22
All Accident years	$6

Supplementary Information: Average Annual Percentage Payout of Net Incurred Claims by Age, as of December 31, 2023 (Unaudited)
Age in Years	1	2	3	4	5	6	7	8	9	10
Percentage	19%	22%	11%	9%	7%	7%	5%	3%	2%	2%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Global Reinsurance — Non-Casualty — Short-tail
This product line includes property, property catastrophe, marine, credit/surety, mortgage, A&H and energy. This product line is impacted by natural catastrophes, particularly in the 2017, 2018, 2020, 2021, and 2022 accident years. Of the non-catastrophe book, the mixture of business varies by year with approximately 87 percent of loss on proportional treaties in treaty year 2014 and after. This percentage has increased over time with the proportion being approximately 77 percent for treaty years 2014-2017 growing to an average of 93 percent for treaty years 2018 to 2023, with the remainder being written on an excess of loss basis.

Net Incurred Loss and Allocated Loss Adjustment Expenses											As of December 31 2023
								Years Ended December 31
(in millions of U.S. dollars)			Unaudited								Net IBNR Reserves
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$158	$174	$173	$176	$174	$173	$172	$170	$169	$169	$1
2015		144	152	158	158	151	156	154	154	154	1
2016			177	182	185	187	184	181	181	181	1
2017				395	421	451	449	453	455	454	7
2018					278	286	288	284	289	282	2
2019						130	129	125	120	116	3
2020							209	253	277	279	22
2021								340	351	354	23
2022									346	311	69
2023										181	109
Total										$2,481

Net Cumulative Paid Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31
(in millions of U.S. dollars)			Unaudited
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$63	$124	$146	$156	$161	$163	$165	$165	$166	$166
2015		56	102	130	140	144	148	150	150	151
2016			56	129	156	166	172	175	176	177
2017				191	321	400	413	426	433	439
2018					94	248	264	267	272	274
2019						35	80	94	102	104
2020							62	177	215	232
2021								158	277	307
2022									74	195
2023										36
Total										$2,081

Net Liabilities for Loss and Allocated Loss Adjustment Expenses
(in millions of U.S. dollars)	December 31, 2023
Accident years prior to 2014	$11
Accident years 2014 - 2023 from tables above	400
All Accident years	$411

Supplementary Information: (Favorable)/ Adverse Prior Period Development
(in millions of U.S. dollars)	December 31, 2023
Accident years prior to 2014	$—
Accident years 2014 - 2023 from tables above	(42)
All Accident years	$(42)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Global Reinsurance — Non-Casualty — Short-tail (continued)
Supplementary Information: Average Annual Percentage Payout of Net Incurred Claims by Age, as of December 31, 2023 (Unaudited)
Age in Years	1	2	3	4	5	6	7	8	9	10
Percentage	33%	40%	14%	5%	3%	2%	1%	—%	—%	—%

Prior Period Development — Supplementary Information

The following table presents a reconciliation of the loss development triangles above to prior period development:

	Components of PPD
Year Ended December 31, 2023 (in millions of U.S. dollars) (favorable)/unfavorable	2014 - 2022 accident years (implied PPD per loss triangles)	Accident years prior to 2014	Other (1)		PPD on loss reserves	RIPs, Expense adjustments, and earned premiums		Total
North America Commercial P&C Insurance
Long-tail	$83	$(72)	$(187)		$(176)	$90		$(86)
Short-tail	(377)	(4)	(35)		(416)	8		(408)
	(294)	(76)	(222)	(2)	(592)	98	(3)	(494)
North America Personal P&C Insurance (Short-tail)	(131)	3	(4)		(132)	(2)		(134)
Overseas General Insurance
Long-tail	(26)	(22)	(2)		(50)	—		(50)
Short-tail	(264)	(4)	(58)		(326)	—		(326)
	(290)	(26)	(60)	(4)	(376)	—		(376)
Global Reinsurance
Long-tail	22	(16)	1		7	—		7
Short-tail	(42)	—	—		(42)	7		(35)
	(20)	(16)	1		(35)	7		(28)
Subtotal	$(735)	$(115)	$(285)		$(1,135)	$103		$(1,032)
North America Agricultural Insurance (Short-tail)					$(24)	$6		$(18)
Corporate (Long-tail)					277	—		277
Consolidated PPD					$(882)	$109		$(773)
(1)        Other includes the impact of foreign exchange.
(2)     Includes favorable development of $88 million related to our Alternative Risk Solutions business (U.S. and Bermuda) and an adjustment to exclude $92 million in unfavorable development in the workers' compensation line, associated with an increase in exposure for which additional premiums were collected; the remaining difference relates to a number of other items, none of which are individually material.
(3)     Includes premium returns associated with our Alternative Risk Solutions business, which is excluded from the triangles.
(4)     Includes favorable development of $56 million related to International A&H business; the remaining difference relates to a number of other items, none of which are individually material.

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

Years Ended December 31 (in millions of U.S. dollars, except for percentages)	Long-tail	Short-tail	Total	% of beginning net unpaid reserves (1)
2023
North America Commercial P&C Insurance	$(86)	$(408)	$(494)	0.8%
North America Personal P&C Insurance	—	(134)	(134)	0.2%
North America Agricultural Insurance	—	(18)	(18)	—%
Overseas General Insurance	(50)	(326)	(376)	0.6%
Global Reinsurance	7	(35)	(28)	—%
Corporate	277	—	277	0.5%
Total	$148	$(921)	$(773)	1.3%
2022
North America Commercial P&C Insurance	$(229)	$(333)	$(562)	1.0%
North America Personal P&C Insurance	—	(186)	(186)	0.3%
North America Agricultural Insurance	—	(61)	(61)	0.1%
Overseas General Insurance	(65)	(383)	(448)	0.8%
Global Reinsurance	(7)	29	22	—%
Corporate	359	—	359	0.6%
Total	$58	$(934)	$(876)	1.6%
2021
North America Commercial P&C Insurance	$(482)	$(280)	$(762)	1.4%
North America Personal P&C Insurance	—	(305)	(305)	0.6%
North America Agricultural Insurance	—	10	10	—%
Overseas General Insurance	(106)	(335)	(441)	0.8%
Global Reinsurance	(25)	28	3	—%
Corporate	569	—	569	1.1%
Total	$(44)	$(882)	$(926)	1.8%
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

North America Commercial P&C Insurance.
Net favorable development in 2023 included $387 million in workers' compensation lines, $248 million in commercial property and marine lines, and $101 million in surety, all mainly driven by lower than expected loss emergence. The favorable development was partially offset by adverse development of $193 million in commercial excess and umbrella lines and $129 million in commercial auto liability, both driven by higher than expected loss emergence.

Net favorable development in 2022 included $496 million in workers' compensation from lower than expected loss emergence, updates to loss development factors, and our annual assessment of multi-claimant events, including industrial accidents. The favorable development was partially offset by net adverse development of $177 million in commercial auto liability, driven by adverse reported loss experience and explicit recognition of anticipated increases in claim severity trend, $96 million from commercial umbrella/excess portfolios, driven by higher than expected loss emergence and increases in our claims severity trend assumptions, and $82 million from medical risk where reported loss activity was higher than expected, driven by claim severity

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

increases and large loss activity. Net favorable development on our short-tail businesses primarily included $206 million from property and marine portfolios, where paid and reported loss activity for the most recent accident years was lower than expected.

Net favorable development of $762 million in 2021 represented 1.4 percent of the beginning consolidated net unpaid losses and loss expense reserves.

North America Personal P&C Insurance.
Net favorable development in 2023 included $244 million in homeowners and valuables lines, mainly due to lower than expected loss emergence in accident year 2022, partially offset by net adverse development on reported losses of $145 million in personal excess liability in recent accident years.

Net favorable development in 2022 primarily included favorable development in the homeowners and valuables lines of business, driven by lower than expected claims reserve development.

Net favorable development of $305 million in 2021 represented 0.6 percent of the beginning consolidated net unpaid losses and loss expense reserves.

Overseas General Insurance.
Net favorable development in 2023 included $253 million in property and marine lines, mainly in accident years 2020 through 2022, driven by favorable loss development across all regions, favorable catastrophe development in recent accident years, and specific case reductions. Net favorable development also included $77 million in professional lines, including cyber, driven by favorable loss development in the U.K. and Europe regions.

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

Net favorable development of $441 million in 2021 represented 0.8 percent of the beginning consolidated net unpaid losses and loss expense reserves.

Corporate.
Net adverse development in 2023, 2022, and 2021, included adverse development for asbestos claims of $99 million, $61 million, and $52 million, respectively, and molestation claims of $49 million, $155 million, and $417 million, respectively. The $417 million adverse development in 2021 was primarily driven by a settlement-in-principle with the BSA regarding molestation claims. Refer to the Molestation claims section below for further information. Net adverse development for all years also included adverse development for environmental liabilities and other exposures.

Molestation claims
Chubb's exposure to molestation claims principally arises out of liabilities acquired when it purchased CIGNA's P&C business in 1999, and Chubb Corp in 2016. The vast majority of the current liability relates to exposure from "reviver" legislation in certain states that allow civil claims relating to molestation to be asserted against policyholders that would otherwise be barred by statutes of limitations. These exposures are predominantly included in our inactive run-off operations included in Corporate with an immaterial amount in the North America Commercial P&C segment.

In December 2021, Chubb reached an agreement-in-principle regarding the bankruptcy of the Boy Scouts of America (BSA). Under this agreement, which remains contingent upon final court approval on appeal, our inactive run-off company, Century Indemnity Company, and certain active Chubb companies obtained a broad release for all Chubb companies from BSA-related abuse claims for $800 million. This agreement was approved by the bankruptcy court in the third quarter of 2022. In the first quarter of 2023, the District Court issued an order approving the Boy Scouts of America (BSA) bankruptcy plan in full. We paid $800 million per the agreement, with $300 million paid in 2022, and the remaining $500 million paid in 2023.

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

	Asbestos		Environmental		Total
(in millions of U.S. dollars)	Gross	Net	Gross	Net	Gross	Net
Balance at December 31, 2020	$1,351	$873	$517	$379	$1,868	$1,252
Incurred activity	96	64	52	40	148	104	(1)
Paid activity	(221)	(137)	(167)	(117)	(388)	(254)
Balance at December 31, 2021	1,226	800	402	302	1,628	1,102
Incurred activity	87	55	125	77	212	132	(1)
Paid activity	(215)	(152)	(115)	(69)	(330)	(221)
Balance at December 31, 2022	1,098	703	412	310	1,510	1,013
Incurred activity	180	120	88	63	268	183	(1)
Paid activity	(258)	(169)	(105)	(82)	(363)	(251)
Balance at December 31, 2023	$1,020	$654	$395	$291	$1,415	$945
(1)    Excludes unallocated loss expenses and the net activity reflects third-party reinsurance other than the aggregate excess of loss reinsurance provided by National Indemnity Company (NICO) to Westchester Specialty (see Westchester Specialty section below).

The A&E net loss reserves including allocated loss expense reserves and valuation allowance for uncollectible reinsurance at December 31, 2023 and 2022, shown in the table above is comprised of:

	December 31
(in millions of U.S. dollars)	2023	2022
Brandywine operations	$570	$602
Westchester Specialty	89	98
Chubb Corp	241	266
Other, mainly Overseas General Insurance	45	47
Total	$945	$1,013

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

Dividend Retention Fund
INA Financial Corporation established and funded a dividend retention fund (the Dividend Retention Fund) consisting of $50 million plus investment earnings. The full balance of the Dividend Retention Fund was contributed to Century as of December 31, 2002. Under the Restructuring Order, while any obligation to maintain the Dividend Retention Fund is in effect, to the extent dividends are paid by INA Holdings Corporation to its parent, INA Financial Corporation, and to the extent INA Financial Corporation then pays such dividends to INA Corporation, a portion of those dividends must be withheld to replenish the principal of the Dividend Retention Fund to $50 million. In 2023 and 2022, $75 million was withheld from such dividends and deposited into the Dividend Retention Fund as a result of dividends paid up to the INA Corporation. Pursuant to a 2011 amendment to the Restructuring Order, capital contributions from the Dividend Retention Fund to Century are not required until the XOL Agreement has less than $200 million of capacity remaining on an incurred basis for statutory reporting purposes. The amount of the required capital contribution shall be the lesser of the amount necessary to restore the XOL Agreement remaining capacity to $200 million or the Dividend Retention Fund balance. In 2023 and 2022, capital contributions of $75 million and $106 million were made, respectively, from the Dividend Retention Fund to Century. The Dividend Retention Fund may not be terminated without prior written approval from the Pennsylvania Insurance Commissioner.

In 2004, Chubb INA contributed $100 million to Century in exchange for a surplus note. After giving effect to the surplus note, contributions from the Dividend Retention Fund, results from operations and other items impacting statutory surplus, the statutory surplus of Century at December 31, 2023, was $25 million and $712 million in statutory-basis losses have been ceded to the XOL Agreement on an inception-to-date basis. The XOL Agreement statutory-basis remaining limit at December 31, 2023, is $88 million. Century reports the amount ceded under the XOL Agreement in accordance with statutory accounting principles, which differ from U.S. GAAP by, among other things, allowing Century to discount its liabilities, including certain asbestos related and environmental pollution liabilities and Century's reinsurance payable to active companies. For U.S. GAAP reporting purposes, intercompany reinsurance recoverables related to the XOL are eliminated upon consolidation.

While Chubb believes it has no legal obligation to fund Century losses above the XOL limit of coverage, Chubb's consolidated results would nevertheless continue to include any losses above the limit of coverage for so long as the Brandywine companies remain consolidated subsidiaries of Chubb.

Certain active Chubb companies are primarily liable for asbestos, environmental, and other exposures that they have reinsured to Century. Accordingly, if Century were to become insolvent and placed into rehabilitation or liquidation, some or all of the recoverables due to these active Chubb companies from Century could become uncollectible. At December 31, 2023 and 2022, the aggregate reinsurance recoverables owed by Century to certain active Chubb companies were approximately $1.8 billion and $1.9 billion, respectively, on an undiscounted basis. Chubb believes the active company intercompany reinsurance recoverables, which relate to direct liabilities payable over many years, are not impaired. At December 31, 2023 and 2022, Century's carried gross reserves (including reserves assumed from the active Chubb companies) were $1.7 billion and $2.1 billion, respectively. Changes in laws and regulations may have an adverse effect on Century's reserves; for example, the enactment of "reviver" statutes relating to claims of sexual molestation may give rise to additional claims that would have been barred by the statutes of limitations in effect at the time of the alleged molestation. Should Century's loss reserves experience adverse development, as a result of such changes or otherwise, in the future and should Century be placed into rehabilitation or liquidation, the reinsurance recoverables due from Century to certain active Chubb companies would be payable only after the payment in full of certain expenses and liabilities, including administrative expenses and direct policy liabilities. Thus, the intercompany reinsurance recoverables would be at risk to the extent of the shortage of assets remaining to pay these recoverables.

Westchester Specialty – impact of NICO contracts on Chubb’s run-off entities

As part of the Westchester Specialty acquisition in 1998, NICO provided a 75 percent pro-rata share of $1.0 billion of reinsurance protection on losses and loss adjustment expenses incurred on or before December 31, 1996, in excess of a retention of $721 million. At December 31, 2023, the remaining unused incurred limit under the Westchester NICO agreement was $337 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

9. Future policy benefits

The following tables present a roll-forward of the liability for future policy benefits included in the Life Insurance segment:

Present Value of Expected Net Premiums	For the Year Ended December 31, 2023
(in millions of U.S. dollars)	Term Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$1,806	$2,308	$10,711	$42	$14,867
Beginning balance at original discount rate	1,867	2,361	11,258	43	15,529
Effect of changes in cash flow assumptions	22	40	(820)	2	(756)
Effect of actual variances from expected experience	(9)	88	(84)	—	(5)
Adjusted beginning of period balance	1,880	2,489	10,354	45	14,768
Consolidation of Huatai Group	3	1,690	145	12	1,850
Issuances	190	318	1,653	9	2,170
Interest accrual	71	87	531	2	691
Net premiums collected (1)	(255)	(585)	(1,457)	(23)	(2,320)
Other (including foreign exchange)	103	(54)	(534)	19	(466)
Ending balance at original discount rate	1,992	3,945	10,692	64	16,693
Effect of changes in discount rate assumptions	(402)	5	(260)	—	(657)
Balance – end of period	$1,590	$3,950	$10,432	$64	$16,036
(1)Net premiums collected represent the portion of gross premiums collected from policyholders that is used to fund expected benefit.

Present Value of Expected Future Policy Benefits	For the Year Ended December 31, 2023
(in millions of U.S. dollars)	Term Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$2,321	$5,696	$15,038	$269	$23,324
Beginning balance at original discount rate	2,447	5,874	15,855	280	24,456
Effect of changes in cash flow assumptions	15	44	(858)	4	(795)
Effect of actual variances from expected experience	(4)	98	(78)	(1)	15
Adjusted beginning of period balance	2,458	6,016	14,919	283	23,676
Consolidation of Huatai Group	17	3,659	163	233	4,072
Issuances	190	318	1,653	9	2,170
Interest accrual	90	252	672	9	1,023
Benefits payments	(238)	(333)	(1,551)	(13)	(2,135)
Other (including foreign exchange)	232	79	(785)	(29)	(503)
Ending balance at original discount rate	2,749	9,991	15,071	492	28,303
Effect of changes in discount rate assumptions	(495)	72	(421)	3	(841)
Balance – end of period	$2,254	$10,063	$14,650	$495	$27,462

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Liability for Future Policy Benefits, Life Insurance Segment	December 31, 2023
(in millions of U.S. dollars)	Term Life	Whole Life	A&H	Other	Total
Net liability for future policy benefits	$664	$6,113	$4,218	$431	$11,426
Deferred profit liability	267	804	165	17	1,253
Net liability for future policy benefits, before reinsurance recoverable	931	6,917	4,383	448	12,679
Less: Reinsurance recoverable on future policy benefits	82	45	106	—	233
Net liability for future policy benefits, after reinsurance recoverable	$849	$6,872	$4,277	$448	$12,446
Weighted average duration (years)	10.5	25.8	10.4	15.0	19.4

Present Value of Expected Net Premiums	For the Year Ended December 31, 2022
(in millions of U.S. dollars)	Term Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$422	$1,343	$2,520	$30	$4,315
Beginning balance at original discount rate	397	1,245	2,323	28	3,993
Effect of changes in cash flow assumptions	35	3	(25)	—	13
Effect of actual variances from expected experience	(35)	69	(129)	—	(95)
Adjusted beginning of period balance	397	1,317	2,169	28	3,911
Acquisition of Cigna	1,361	1,082	9,105	23	11,571
Issuances	169	230	639	6	1,044
Interest accrual	71	55	309	1	436
Net premiums collected (1)	(185)	(273)	(859)	(15)	(1,332)
Other (including foreign exchange)	54	(50)	(105)	—	(101)
Ending balance at original discount rate	1,867	2,361	11,258	43	15,529
Effect of changes in discount rate assumptions	(61)	(53)	(547)	(1)	(662)
Balance – end of period	$1,806	$2,308	$10,711	$42	14,867
(1)Net premiums collected represent the portion of gross premiums collected from policyholders that is used to fund expected benefit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Present Value of Expected Future Policy Benefits	For the Year Ended December 31, 2022
(in millions of U.S. dollars)	Term Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$832	$4,493	$4,935	$127	$10,387
Beginning balance at original discount rate	775	3,540	4,585	119	9,019
Effect of changes in cash flow assumptions	34	5	(37)	15	17
Effect of actual variances from expected experience	(36)	72	(138)	—	(102)
Adjusted beginning of period balance	773	3,617	4,410	134	8,934
Acquisition of Cigna	1,593	2,278	11,441	135	15,447
Issuances	169	230	639	6	1,044
Interest accrual	83	176	401	4	664
Benefits payments	(176)	(248)	(855)	(6)	(1,285)
Other (including foreign exchange)	5	(179)	(181)	7	(348)
Ending balance at original discount rate	2,447	5,874	15,855	280	24,456
Effect of changes in discount rate assumptions	(126)	(178)	(817)	(11)	(1,132)
Balance – end of period	$2,321	$5,696	$15,038	$269	$23,324

Liability for Future Policy Benefits, Life Insurance Segment	December 31, 2022
(in millions of U.S. dollars, except for years)	Term Life	Whole Life	A&H	Other	Total
Net liability for future policy benefits	$515	$3,388	$4,327	$227	$8,457
Deferred profit liability	201	531	126	11	869
Net liability for future policy benefits, before reinsurance recoverable	716	3,919	4,453	238	9,326
Less: Reinsurance recoverable on future policy benefits	93	49	109	—	251
Net liability for future policy benefits, after reinsurance recoverable	$623	$3,870	$4,344	$238	$9,075
Weighted average duration (years)	9.2	25.1	10.7	14.0	17.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Present Value of Expected Net Premiums	For the Year Ended December 31, 2021
(in millions of U.S. dollars)	Term Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$371	$1,395	$2,782	$35	$4,583
Beginning balance at original discount rate	322	1,201	2,398	32	3,953
Effect of changes in cash flow assumptions	(4)	(24)	(4)	(1)	(33)
Effect of actual variances from expected experience	(82)	2	(89)	—	(169)
Adjusted beginning of period balance	236	1,179	2,305	31	3,751
Issuances	183	229	135	6	553
Interest accrual	97	51	164	—	312
Net premiums collected (1)	(107)	(161)	(270)	(5)	(543)
Other (including foreign exchange)	(12)	(53)	(11)	(4)	(80)
Ending balance at original discount rate	397	1,245	2,323	28	3,993
Effect of changes in discount rate assumptions	25	98	197	2	322
Balance – end of period	$422	$1,343	$2,520	$30	4,315
(1)Net premiums collected represent the portion of gross premiums collected from policyholders that is used to fund expected benefit.

Present Value of Expected Future Policy Benefits	For the Year Ended December 31, 2021
(in millions of U.S. dollars)	Term Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$739	$4,886	$5,351	$124	$11,100
Beginning balance at original discount rate	630	3,503	4,668	104	8,905
Effect of changes in cash flow assumptions	(7)	(24)	(4)	(1)	(36)
Effect of actual variances from expected experience	(73)	(2)	(90)	(1)	(166)
Adjusted beginning of period balance	550	3,477	4,574	102	8,703
Issuances	183	229	135	6	553
Interest accrual	105	152	221	2	480
Benefits payments	(102)	(174)	(337)	—	(613)
Other (including foreign exchange)	39	(144)	(8)	9	(104)
Ending balance at original discount rate	775	3,540	4,585	119	9,019
Effect of changes in discount rate assumptions	57	953	350	8	1,368
Balance – end of period	$832	$4,493	$4,935	$127	$10,387

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Liability for Future Policy Benefits, Life Insurance Segment	December 31, 2021
(in millions of U.S. dollars, except for years)	Term Life	Whole Life	A&H	Other	Total
Net liability for future policy benefits	$410	$3,150	$2,415	$97	$6,072
Deferred profit liability	128	387	94	4	613
Net liability for future policy benefits, before reinsurance recoverable	538	3,537	2,509	101	6,685
Less: Reinsurance recoverable on future policy benefits	119	51	40	—	210
Net liability for future policy benefits, after reinsurance recoverable	$419	$3,486	$2,469	$101	$6,475
Weighted average duration (years)	10.6	21.5	10.5	26.3	17.1

The following table presents a reconciliation of the roll-forwards above to the Future policy benefits liability presented in the Consolidated balance sheets.

	December 31	December 31	December 31
(in millions of U.S. dollars)	2023	2022	2021
Net liability for future policy benefits, Life Insurance segment	$11,426	$8,457	$6,072
Other (1)	1,209	1,150	1,152
Deferred profit liability	1,253	869	613
Liability for future policy benefits, per consolidated balance sheet	13,888	10,476	7,837
(1)Other business principally comprises certain Overseas General Insurance accident and health (A&H) policies and certain Chubb Life Re business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following table presents the amount of undiscounted and discounted expected gross premiums and expected future policy benefit payments included in the Life Insurance segment:

	December 31	December 31	December 31
(in millions of U.S. dollars)	2023	2022	2021
Term Life
Undiscounted expected future benefit payments	$4,073	$3,914	$1,163
Undiscounted expected future gross premiums	7,075	6,823	1,334
Discounted expected future benefit payments	2,254	2,321	832
Discounted expected future gross premiums	4,703	4,555	1,041
Whole Life
Undiscounted expected future benefit payments	23,990	16,224	9,898
Undiscounted expected future gross premiums	9,469	6,912	3,583
Discounted expected future benefit payments	10,063	5,696	4,493
Discounted expected future gross premiums	7,658	5,398	2,656
A&H
Undiscounted expected future benefit payments	25,118	25,617	6,271
Undiscounted expected future gross premiums	36,869	37,765	9,029
Discounted expected future benefit payments	14,650	15,038	4,935
Discounted expected future gross premiums	22,150	22,111	6,457
Other
Undiscounted expected future benefit payments	862	407	114
Undiscounted expected future gross premiums	115	115	45
Discounted expected future benefit payments	495	269	127
Discounted expected future gross premiums	$103	$100	$38

The following table presents the amount of revenue and interest recognized in the Consolidated statement of operations for the Life Insurance segment:

	Gross Premiums or Assessments			Interest Accretion
	For the Years Ended			For the Years Ended
	December 31			December 31
(in millions of U.S. dollars)	2023	2022	2021	2023	2022	2021
Life Insurance
Term Life	$641	$472	$375	$19	$12	$8
Whole Life	1,259	651	390	165	121	101
A&H	2,918	1,875	1,068	141	92	57
Other	28	17	10	7	3	2
Total	$4,846	$3,015	$1,843	$332	$228	$168

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following table presents the weighted-average interest rates for the Life Insurance segment:

	Interest Accretion Rate				Current Discount Rate
	December 31				December 31
	2023	2022	2022	2021	2023	2022	2021
Life Insurance
Term Life	2.8%	2.5%		2.4%	5.2%	5.6%	2.4%
Whole Life	3.2%	3.9%		4.3%	4.6%	5.4%	4.2%
A&H	3.7%	3.6%		4.0%	6.2%	6.3%	3.5%
Other	2.6%	3.7%		3.4%	4.1%	5.6%	2.7%

10. Policyholders' account balances, Separate accounts, and Unearned revenue liabilities

Policyholders' account balances
The following tables present a roll-forward of policyholders' account balances:

	For the Year Ended December 31, 2023
(in millions of U.S. dollars)	Universal Life	Annuities (2)	Other (3)	Total
Balance – beginning of period	$1,199	$—	$1,374	$2,573
Consolidation of Huatai Group	602	2,325	1,087	4,014
Premiums received	268	133	231	632
Policy charges (1)	(132)	—	(10)	(142)
Surrenders and withdrawals	(115)	(19)	(192)	(326)
Benefit payments (4)	(12)	(58)	(62)	(132)
Interest credited	43	31	39	113
Other (including foreign exchange)	23	(1)	35	57
Balance – end of period	$1,876	$2,411	$2,502	$6,789
Unearned revenue liability				673
Policyholders' account liability, per consolidated balance sheet				$7,462
(1)Contracts included in the policyholder account balances are generally charged a premium and/or monthly assessments on the basis of the account balance.
(2)Relates to Huatai Life.
(3)Other primarily comprises policyholder account balances related to investment linked products including endowment and investment contracts, none of which bear significant insurance risk.
(4)Includes benefit payments upon maturity as well as death benefits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

	For the Year Ended December 31, 2022
(in millions of U.S. dollars)	Universal Life	Other (2)	Total
Balance – beginning of period	$875	$1,388	$2,263
Acquisition of Cigna	348	7	355
Premiums received	232	101	333
Policy charges (1)	(136)	(15)	(151)
Surrenders and withdrawals	(50)	(84)	(134)
Benefit payments (3)	(6)	(27)	(33)
Interest credited	27	20	47
Other (including foreign exchange)	(91)	(16)	(107)
Balance – end of period	$1,199	$1,374	$2,573
Unearned revenue liability			567
Policyholders' account liability, per consolidated balance sheet			$3,140
(1)Contracts included in the policyholder account balances are generally charged a premium and/or monthly assessments on the basis of the account balance.
(2)Other primarily comprises policyholder account balances related to investment linked products including endowment and investment contracts, none of which bear significant insurance risk.
(3)Includes benefit payments upon maturity as well as death benefits.

	For the Year Ended December 31, 2021
(in millions of U.S. dollars)	Universal Life	Other (2)	Total
Balance – beginning of period	$813	$1,352	$2,165
Premiums received	228	120	348
Policy charges (1)	(138)	(18)	(156)
Surrenders and withdrawals	(51)	(66)	(117)
Benefit payments (3)	(17)	(26)	(43)
Interest credited	27	22	49
Other (including foreign exchange)	13	4	17
Balance – end of period	$875	$1,388	$2,263
Unearned revenue liability			503
Policyholders' account liability, per consolidated balance sheet			$2,766
(1)Contracts included in the policyholder account balances are generally charged a premium and/or monthly assessments on the basis of the account balance.
(2)Other primarily comprises policyholder account balances related to investment linked products including endowment and investment contracts, none of which bear significant insurance risk.
(3)Includes benefit payments upon maturity as well as death benefits.

	December 31
	2023			2022		2021
(in millions of U.S. dollars, except for percentages)	Universal Life	Annuities	Other	Universal Life	Other	Universal Life	Other
Weighted-average crediting rate	3.0%	2.6%	1.9%	2.5%	1.7%	3.4%	1.9%
Net amount at risk (1)	$11,828	$—	$559	$11,472	$182	$10,749	$180
Cash Surrender Value	$1,628	$1,526	$2,192	$1,001	$1,257	$680	$1,247

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

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

The following tables present the balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimum:

Universal Life

	December 31, 2023
(in millions of U.S. dollars)	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Guaranteed minimum crediting rates
Up to 2.00%	$475	$—	$29	$36	$540
2.01% – 4.00%	82	319	894	19	1,314
Greater than 4.00%	22	—	—	—	22
Total	$579	$319	$923	$55	$1,876

	December 31, 2022
(in millions of U.S. dollars)	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Guaranteed minimum crediting rates
Up to 2.00%	$451	$—	$37	$5	$493
2.01% – 4.00%	77	343	261	—	681
Greater than 4.00%	25	—	—	—	25
Total	$553	$343	$298	$5	$1,199

	December 31, 2021
(in millions of U.S. dollars)	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Guaranteed minimum crediting rates
Up to 2.00%	$166	$—	$42	$4	$212
2.01% – 4.00%	66	386	175	—	627
Greater than 4.00%	36	—	—	—	36
Total	$268	$386	$217	$4	$875

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Annuities

	December 31, 2023
(in millions of U.S. dollars)	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Guaranteed minimum crediting rates
Up to 2.00%	$723	$—	$1,579	$—	$2,302
2.01% – 4.00%	109	—	—	—	109
Total	$832	$—	$1,579	$—	$2,411

Other policyholders' account balances

	December 31, 2023
(in millions of U.S. dollars)	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Guaranteed minimum crediting rates
Up to 2.00%	$782	$—	$228	$546	$1,556
2.01% – 4.00%	373	540	28	—	941
Greater than 4.00%	5	—	—	—	5
Total	$1,160	$540	$256	$546	$2,502

	December 31, 2022
(in millions of U.S. dollars)	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Guaranteed minimum crediting rates
Up to 2.00%	$534	$—	$217	$196	$947
2.01% – 4.00%	382	41	—	—	423
Greater than 4.00%	4	—	—	—	4
Total	$920	$41	$217	$196	$1,374

	December 31, 2021
(in millions of U.S. dollars)	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Guaranteed minimum crediting rates
Up to 2.00%	$525	$—	$234	$220	$979
2.01% – 4.00%	171	201	32	—	404
Greater than 4.00%	5	—	—	—	5
Total	$701	$201	$266	$220	$1,388

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

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

The following table presents the aggregate fair value of Separate account assets, by major security type:

	December 31
(in millions of U.S. dollars)	2023	2022	2021
Cash and cash equivalents	$65	$141	$165
Mutual funds	5,417	4,960	5,296
Fixed maturities	91	89	99
Total	$5,573	$5,190	$5,560

The following table presents a roll-forward of separate account liabilities:

	For the Years Ended
	December 31
(in millions of U.S. dollars)	2023	2022	2021
Balance – beginning of period	$5,190	$5,560	$4,488
Acquisition of Cigna	—	301	—
Premiums and deposits	995	1,453	2,086
Policy charges	(138)	(127)	(128)
Surrenders and withdrawals	(601)	(503)	(720)
Benefit payments	(381)	(381)	(318)
Investment performance	611	(848)	312
Other (including foreign exchange)	(103)	(265)	(160)
Balance – end of period	$5,573	$5,190	$5,560
Cash surrender value (1)	$5,398	$4,989	$5,309
(1) Cash surrender value represents the amount of the contract holder's account balances distributable at the balance sheet date less certain surrender charges.

Unearned revenue liabilities

Unearned revenue liabilities represent policy charges for services to be provided in future periods. The charges are reflected as deferred revenue and are generally amortized over the expected life of the contract using the same methodology, factors, and assumptions used to amortize deferred acquisition costs. Unearned revenue liabilities pertaining to both policyholders' account balances and separate accounts are recorded in Policyholders' account balances in the Consolidated balance sheets. The following table presents a roll-forward of unearned revenue liabilities:

	For the Years Ended December 31
(in millions of U.S. dollars)	2023	2022	2021
Balance – beginning of period	$567	$503	$393
Deferred revenue	134	142	144
Amortization	(67)	(50)	(38)
Other (including foreign exchange)	39	(28)	4
Balance – end of period	$673	$567	$503

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

11. Market risk benefits

Our reinsurance programs covering variable annuity guarantees, comprising guaranteed living benefits (GLB) and guaranteed minimum death benefits (GMDB), meet the definition of Market risk benefits (MRB). The following table presents a roll-forward of MRB:

	For the Years Ended December 31
(in millions of U.S. dollars)	2023	2022	2021
Balance – beginning of period	$800	$812	$1,163
Balance, beginning of period, before effect of changes in the instrument-specific credit risk	776	755	1,079
Interest rate changes	26	(568)	(157)
Effect of changes in equity markets	(195)	513	(223)
Effect of changes in volatilities	20	27	(65)
Actual policyholder behavior different from expected behavior	18	(13)	42
Effect of changes in future expected policyholder behavior	89	40	24
Effect of timing and all other	15	22	55
Balance, end of period, before effect of changes in the instrument-specific credit risk	$749	$776	$755
Effect of changes in the instrument-specific credit risk	22	24	57
Balance – end of period	$771	$800	$812
Weighted-average age of policyholders (years)	74	73	72
Net amount at risk (1)	$1,872	$2,508	$1,759
(1)The net amount at risk is defined as the present value of future claim payments assuming policy account values and guaranteed values are fixed at the valuation date, and reinsurance coverage ends at the earlier of the maturity of the underlying variable annuity policy or the reinsurance treaty. No withdrawals, lapses, and mortality improvements are assumed in the projection. GLB-related risks contain conservative mortality and annuitization assumptions.

Excluded from the table above are MRB gains (losses) of $(334) million, $106 million, and $(232) million for the years ended December 31, 2023, 2022, and 2021, respectively, reported in the Consolidated statements of operations, relating to the market risk benefits' economic hedge and other net cash flows. There is no reinsurance recoverable associated with our liability for MRB.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

	Valuation Technique	Significant Unobservable Inputs	December 31, 2023		December 31, 2022		December 31, 2021
			Ranges	Weighted Average(1)	Ranges	Weighted Average(1)	Ranges	Weighted Average(1)
MRB (1)	Actuarial model	Lapse rate	0.5% – 30.0%	4.0%	0.5% – 30.4%	3.5%	0.5% – 31.5%	4.8%
		Annuitization rate	0% – 100%	4.5%	0% – 100%	4.4%	0% – 100%	3.6%
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

12. Taxation

Under Swiss law through December 31, 2023, a resident company is subject to income tax at the federal, cantonal, and communal levels that is levied on net worldwide income. Income attributable to permanent establishments or real estate located abroad is excluded from the Swiss tax base. Furthermore, participation relief (i.e., tax relief) is granted to Chubb Limited at the federal, cantonal, and communal level for qualifying dividend income. Chubb Limited is subject to an annual cantonal and communal capital tax on the taxable equity of Chubb Limited in Switzerland.

Chubb has two Swiss operating subsidiaries, an insurance company, Chubb Insurance (Switzerland) Limited and a reinsurance company, Chubb Reinsurance (Switzerland) Limited. Both are subject to federal, cantonal, and communal income tax and to annual cantonal and communal capital tax.

Under Bermuda law, Chubb Limited and its Bermuda subsidiaries are not required to pay any taxes on income or capital gains. However, on December 27, 2023, the Government of Bermuda enacted the Corporate Income Tax Act of 2023 which established a 15 percent income tax on net taxable income of Bermuda entities effective January 1, 2025. Chubb's Bermuda subsidiaries will pay taxes on their income beginning in 2025.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

U.K. corporation tax credits for any U.S. income tax incurred up to the value of the equivalent U.K. corporation income tax charge on this income.

Chubb Group Holdings and its respective subsidiaries are subject to income taxes imposed by U.S. authorities and file a consolidated U.S. Federal income tax return. Should Chubb Group Holdings pay a dividend to Chubb Limited, withholding taxes would apply. Currently, however, no withholding taxes are accrued with respect to such un-remitted earnings as management has no intention of remitting these earnings. Similarly, no taxes have been provided on the un-remitted earnings of certain foreign subsidiaries (Chubb Life Insurance Hong Kong and Chubb Life Insurance Korea Company Ltd.) as management has no intention of remitting these earnings. Finally, we have made a partial reinvestment assertion on historical earnings for LINA Life Insurance Company of Korea and Huatai Insurance Group Co., Ltd. The cumulative amount that would be subject to withholding tax, if distributed, as well as the determination of the associated tax liability are not practicable to compute; however, such amount would be material.

Certain international operations of Chubb are also subject to income taxes imposed by the jurisdictions in which they operate. Chubb's domestic operations are in Switzerland, the jurisdiction where we are legally organized, incorporated, and registered.

The following table presents pre-tax income and the related provision for income taxes:

	Year Ended December 31
(in millions of U.S. dollars)	2023	2022	2021
Pre-tax income:
Switzerland	$44	$234	$349
Outside Switzerland	9,482	6,251	9,445
Total pre-tax income	$9,526	$6,485	$9,794
Provision for income taxes
Current tax expense:
Switzerland	$25	$15	$65
Outside Switzerland	1,570	1,066	1,294
Total current tax expense	1,595	1,081	1,359
Deferred tax expense (benefit):
Switzerland	(63)	34	(15)
Outside Switzerland	(1,021)	124	(75)
Total deferred tax expense (benefit)	(1,084)	158	(90)
Provision for income taxes	$511	$1,239	$1,269

The most significant jurisdictions contributing to the overall taxation of Chubb are calculated using the following rates in 2023: Switzerland 19.7 percent, U.S. 21.0 percent, U.K. 23.5 percent, and Bermuda 0.0 percent.

The following table presents a reconciliation of the difference between the provision for income taxes and the expected tax provision at the Swiss statutory income tax rate:

	Year Ended December 31
(in millions of U.S. dollars)	2023	2022	2021
Expected tax provision at Swiss statutory tax rate	$1,872	$1,274	$1,929
Permanent differences:
Taxes on earnings subject to rate other than Swiss statutory rate	(389)	(243)	(743)
Bermuda tax law enactment	(1,135)	—	—
Net withholding taxes	15	75	78
Other	148	133	5
Provision for income taxes	$511	$1,239	$1,269

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following table presents the components of net deferred tax assets and liabilities:

	December 31
(in millions of U.S. dollars)	2023	2022
Deferred tax assets:
Loss reserve discount	$1,643	$1,048
Unearned premiums reserve	678	424
Foreign tax credits	19	76
Loss carry-forwards	149	104
Investments	—	62
Unrealized depreciation on investments	662	1,387
Depreciation	37	126
Other	147	85
Total deferred tax assets	3,335	3,312
Valuation allowance	716	916
Deferred tax assets, net of valuation allowance	2,619	2,396
Deferred tax liabilities:
Deferred policy acquisition costs	675	311
Other intangible assets, including VOBA	1,444	2,213
Un-remitted foreign earnings	176	249
Investments	138	—
Total deferred tax liabilities	2,433	2,773
Net deferred tax assets (liabilities)	$186	$(377)

The valuation allowance of $716 million and $916 million at December 31, 2023 and 2022, respectively, reflects management's assessment, based on available information, that it is more likely than not that a portion of the deferred tax assets will not be realized due to the inability of certain subsidiaries to generate sufficient taxable income. Adjustments to the valuation allowance are made when there is a change in management's assessment of the amount of deferred tax assets that are realizable.

For the year ended December 31, 2023, the tax benefit on certain unrealized losses in our investment portfolio was reduced by a valuation allowance of $441 million necessary due to limitations on the utilization of these losses. As part of evaluating whether it was more likely than not that we could realize these losses, we considered realized gains, carryback capacity and available tax planning strategies.

At December 31, 2023, Chubb has net operating loss carry-forwards of $497 million which, if unused, will expire starting in 2024, and a U.S. life capital loss carry-forward of $25 million which, if unused, will expire starting in 2028.

The following table presents a reconciliation of the beginning and ending amount of gross unrecognized tax benefits:

	Year Ended December 31
(in millions of U.S. dollars)	2023	2022
Balance, beginning of year	$67	$64
Additions based on tax positions related to prior years	9	4
Reductions for settlements with taxing authorities	(3)	(1)
Balance, end of year	$73	$67

At December 31, 2023 and 2022, the gross unrecognized tax benefits of $73 million and $67 million, respectively, can be reduced by $19 million and $21 million, respectively, associated with foreign tax credits. The net amounts of $54 million and $46 million at December 31, 2023 and 2022, respectively, if recognized, would favorably affect the effective tax rate. It is reasonably possible that over the next twelve months, that the amount of unrecognized tax benefits may change further resulting

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

from the re-evaluation of unrecognized tax benefits arising from examinations by taxing authorities and the lapses of statutes of limitations.

Chubb recognizes accruals for interest and penalties, if any, related to unrecognized tax benefits in Income tax expense in the Consolidated statements of operations. Tax-related interest expense and penalties reported in the Consolidated statements of operations were $7 million, $4 million, and $1 million at December 31, 2023, 2022, and 2021, respectively. Liabilities for tax-related interest and penalties in our Consolidated balance sheets were $25 million and $18 million at December 31, 2023 and 2022, respectively.

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

The following table summarizes tax years open for examination by major income tax jurisdiction:

At December 31, 2023
Australia	2017	-	2023
Brazil	2017	-	2023
Canada	2012	-	2023
China	2020	-	2023
France	2021	-	2023
Germany	2016	-	2023
Italy	2019	-	2023
Korea	2018	-	2023
Mexico	2016	-	2023
Spain	2012	-	2023
Switzerland	2019	-	2023
United Kingdom	2015	-	2023
United States	2014	-	2023

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

13. Debt

	December 31	December 31
(in millions of U.S. dollars)	2023	2022	Early Redemption Option
Repurchase agreements
Repurchase agreements (weighted average interest rate of 5.4% in 2023 and 3.9% in 2022)	$1,824	$1,419	None
Repurchase agreements – VIEs (1) (weighted average interest rate of 4.9% in 2023)	1,009	—	None
Total repurchase agreements	$2,833	$1,419
Short-term debt
Chubb INA:
$475 million 2.7% senior notes due March 2023	$—	$475	Make-whole premium plus 10 bps
$700 million 3.35% senior notes due May 2024	700	—	Make-whole premium plus 15 bps
€700 million 0.3% senior notes due December 2024	760	—	Make-whole premium plus 15 bps
Total short-term debt	$1,460	$475
Long-term debt
Chubb INA:
$700 million 3.35% senior notes due May 2024	$—	$699	Make-whole premium plus 15 bps
€700 million 0.3% senior notes due December 2024	—	742	Make-whole premium plus 15 bps
$800 million 3.15% senior notes due March 2025	799	798	Make-whole premium plus 15 bps
$1,500 million 3.35% senior notes due May 2026	1,497	1,496	Make-whole premium plus 20 bps
€575 million 0.875% senior notes due June 2027	623	609	Make-whole premium plus 20 bps
€900 million 1.55% senior notes due March 2028	974	952	Make-whole premium plus 15 bps
$100 million 8.875% debentures due August 2029	100	100	None
€700 million 0.875% senior notes due December 2029	758	740	Make-whole premium plus 20 bps
$1,000 million 1.375% senior notes due September 2030	994	993	Make-whole premium plus 15 bps
€575 million 1.4% senior notes due June 2031	621	606	Make-whole premium plus 25 bps
$200 million 6.8% debentures due November 2031	230	234	Make-whole premium plus 25 bps
$300 million 6.7% senior notes due May 2036	298	298	Make-whole premium plus 20 bps
$800 million 6.0% senior notes due May 2037	918	927	Make-whole premium plus 20 bps
€900 million 2.5% senior notes due March 2038	971	949	Make-whole premium plus 25 bps
$600 million 6.5% senior notes due May 2038	718	726	Make-whole premium plus 30 bps
$475 million 4.15% senior notes due March 2043	471	471	Make-whole premium plus 15 bps
$1,500 million 4.35% senior notes due November 2045	1,486	1,485	Make-whole premium plus 25 bps
$600 million 2.85% senior notes due December 2051	593	593	Make-whole premium plus 15 bps
$1,000 million 3.05% senior notes due December 2061	984	984	Make-whole premium plus 20 bps
Total long-term debt	$13,035	$14,402
Trust preferred securities
Chubb INA capital securities due April 2030	$308	$308	Redemption prices (2)
(1)Refer to Note 1 g) to the Consolidated Financial Statements for additional information on the consolidation of VIEs.
(2)Redemption prices are equal to accrued and unpaid interest to the redemption date plus the greater of (i) 100 percent of the principal amount thereof, or (ii) sum of present value of scheduled payments of principal and interest on the capital securities from the redemption date to April 1, 2030

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

a) Repurchase agreements
Chubb has executed repurchase agreements with certain counterparties under which Chubb agreed to sell securities and repurchase them at a future date for a predetermined price.

On July 1, 2023, Chubb assumed approximately $1.3 billion of repurchase agreements from Huatai Group upon obtaining a controlling interest and applying consolidation accounting. Certain subsidiaries of Huatai Group are the investment manager of, and maintain investments in, consolidated investment products that are considered VIEs. Under the consolidation of VIEs, the underlying assets and liabilities of these sponsored investment products are recorded at 100 percent within the Consolidated balance sheets, with the relevant amounts attributable to investors other than Chubb reflected as Noncontrolling interests. At December 31, 2023, approximately $1.0 billion of repurchase agreements were from VIEs. Refer to Note 1 g) to the Consolidated Financial Statements for additional information.

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

The senior notes and debentures do not have the benefit of any sinking fund, are guaranteed on a senior basis by Chubb Limited, and rank equally with all of Chubb's other senior obligations. They also contain customary limitations on lien provisions as well as customary events of default provisions which, if breached, could result in the accelerated maturity of such senior debt.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

14. Commitments, contingencies, and guarantees

a) Derivative instruments
Chubb maintains positions in derivative instruments such as futures, options, swaps, and foreign currency forward contracts for which the primary purposes are to manage duration and foreign currency exposure, yield enhancement, or to obtain an exposure to a particular financial market. Chubb also maintains positions in convertible securities that contain embedded derivatives, and exchange-traded equity futures contracts on equity market indices to limit equity exposure in the market risk benefit (MRB) book of business. Investment derivative instruments, futures contracts on equities, and derivatives designated as hedges for accounting purposes are recorded in either Other assets (OA) or Accounts payable, accrued expenses, and other liabilities (AP); convertible bonds are recorded in Fixed maturities available-for-sale (FM AFS); and convertible equity securities are recorded in Equity securities (ES) in the Consolidated balance sheets. These are the most numerous and frequent derivative transactions. In addition, Chubb, from time to time, purchases to be announced mortgage-backed securities (TBAs) as part of its investing activities.

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

The following table presents the balance sheet location, fair value of derivative instruments in an asset or (liability) position, and notional value/payment provision of our derivative instruments:

		December 31, 2023			December 31, 2022
	Consolidated Balance Sheet Location	Fair Value		Notional Value/ Payment Provision	Fair Value		Notional Value/ Payment Provision
		Derivative Asset	Derivative (Liability)		Derivative Asset	Derivative (Liability)
(in millions of U.S. dollars)
Investment and embedded derivatives not designated as hedging instruments:
Foreign currency forward contracts	OA / (AP)	$27	$(94)	$3,662	$64	$(115)	$4,134
Options/Futures contracts on notes and bonds	OA / (AP)	27	(42)	2,062	18	(24)	1,511
Convertible securities (1)	FM AFS / ES	56	—	64	30	—	37
		$110	$(136)	$5,788	$112	$(139)	$5,682
Other derivative instruments:
Futures contracts on equities (2)	OA / (AP)	$—	$(37)	$1,157	$33	$—	$939
Other	OA / (AP)	—	(5)	217	—	—	—
		$—	$(42)	$1,374	$33	$—	$939
Derivatives designated as hedging instruments:
Cross-currency swaps - fair value hedges	OA / (AP)	$126	$—	$1,631	$17	$—	$1,595
Cross-currency swaps - net investment hedges	OA / (AP)	10	(128)	1,619	—	(53)	1,604
		$136	$(128)	$3,250	$17	$(53)	$3,199
(1)Includes fair value of embedded derivatives.
(2)Related to MRB book of business.

At December 31, 2023 and 2022, net derivative liabilities of $115 million and $60 million, respectively, included in the table above were subject to a master netting agreement. The remaining derivatives included in the table above were not subject to a master netting agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

b) Hedge accounting
We designate certain derivatives as fair value hedges and net investment hedges for accounting purposes to hedge for foreign currency exposure associated with portions of our euro denominated debt and the net investment in certain foreign subsidiaries, respectively. These derivatives comprise cross-currency swaps, which are agreements under which two counterparties exchange interest payments and principal denominated in different currencies at a future date. These hedges have been and are expected to be highly effective.

(i) Cross-currency swaps - fair value hedges
In September 2022, Chubb entered into certain cross-currency swaps designated as fair value hedges. The objective of these cross-currency swaps is to hedge the foreign currency risk on €1.5 billion, or approximately $1.6 billion at December 31, 2023, of our euro denominated debt by converting cash flows back into the U.S. dollar.

These hedges are carried at fair value, with changes in fair value recorded in Other comprehensive income (OCI). The gains or losses on the fair value hedges offsetting the foreign currency remeasurement on the hedged euro denominated senior notes are reclassified from OCI into Net realized gains (losses), and an additional portion is reclassified into Interest expense as follows:

	Year Ended December 31
(pre-tax, in millions of U.S. dollars)	2023	2022
Gain recognized in OCI	$101	$17
Net realized gain reclassified from OCI	50	105
Interest expense reclassified from OCI	(16)	(5)
OCI gain (loss) after reclassifications	$67	$(83)

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

These net investment hedges are carried at fair value, with changes in fair value recorded in Cumulative translation adjustments (CTA) within OCI, and a portion is reclassified to Interest expense as follows:

	Year Ended December 31
(pre-tax, in millions of U.S. dollars)	2023	2022
Loss recognized in OCI	$(58)	$(53)
Interest income reclassified from OCI	13	4
OCI loss after reclassifications	$(71)	$(57)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

c) Derivative instruments not designated as hedges
Derivative instruments which are not designated as hedges are carried at fair value with changes in fair value recorded in Net realized gains (losses) or, for futures contracts on equities related to the MRB book of business, in Market risk benefits gains (losses) in the Consolidated statements of operations. The following table presents net gains (losses) related to derivative instrument activity in the Consolidated statements of operations:

	Year Ended December 31
(in millions of U.S. dollars)	2023	2022	2021
Investment and embedded derivative instruments:
Foreign currency forward contracts	$(50)	$(339)	$(62)
All other futures contracts, options, and equities	(2)	297	(10)
Convertible securities (1)	(1)	(1)	—
Total investment and embedded derivative instruments	$(53)	$(43)	$(72)
Other derivative instruments:
Futures contracts on equities (2)	(189)	187	(202)
Other	(10)	(11)	(8)
Total other derivative instruments	$(199)	$176	$(210)
	$(252)	$133	$(282)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

(iii) Convertible security investments
A convertible security is a debt instrument or preferred stock that can be converted into a predetermined amount of the issuer’s equity. The convertible option is an embedded derivative within the host instruments which are classified in the investment portfolio as either available-for-sale or as an equity security. Chubb purchases convertible securities for their total return and not specifically for the conversion feature.

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

The following table presents the carrying value of collateral held under securities lending agreements by investment category and remaining contractual maturity of the underlying agreements:

	Remaining contractual maturity
	December 31, 2023	December 31, 2022
(in millions of U.S. dollars)	Overnight and Continuous
Collateral held under securities lending agreements:
Cash	$555	$820
U.S. Treasury / Agency	33	72
Non-U.S.	621	604
Corporate and asset-backed securities	57	27
Municipal	6	—
Equity securities	27	—
	$1,299	$1,523
Gross amount of recognized liability for securities lending payable	$1,299	$1,523
At December 31, 2023 and 2022, our repurchase agreement obligations of $2,833 million and $1,419 million, respectively, were fully collateralized. In contrast to securities lending programs, the use of cash received is not restricted for the repurchase obligations. The fair value of the underlying securities sold remains in Fixed maturities available-for-sale or Other investments, and the repurchase agreement obligation is recorded in Repurchase agreements in the Consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following table presents the carrying value of collateral pledged under repurchase agreements by investment category and remaining contractual maturity of the underlying agreements:

		Remaining contractual maturity
	December 31, 2023				December 31, 2022
	Up to 30 Days	30-90 Days	Greater than 90 Days		Up to 30 Days	30-90 Days	Total
(in millions of U.S. dollars)				Total
Collateral pledged under repurchase agreements:
Cash	$—	$33	$1	$34	$12	$—	$12
Non-U.S.	1,355	—	—	1,355	—	—	—
U.S. Treasury / Agency	—	105	—	105	—	101	101
Mortgage-backed securities	—	913	517	1,430	921	493	1,414
	$1,355	$1,051	$518	$2,924	$933	$594	$1,527
Gross amount of recognized liabilities for repurchase agreements				$2,833			$1,419
Difference (1)				$91			$108
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

e) Concentrations of credit risk
Our investment portfolio is managed following prudent standards of diversification. Specific provisions limit the allowable holdings of a single issue and issuer. We believe that there are no significant concentrations of credit risk associated with our investments. Our three largest corporate exposures by issuer at December 31, 2023, were Bank of America Corp, Morgan Stanley, and JPMorgan Chase & Co. Our largest exposure by industry at December 31, 2023, was financial services.

We market our insurance and reinsurance worldwide primarily through insurance and reinsurance brokers. We assume a degree of credit risk associated with brokers with whom we transact business. Marsh & McLennan Companies, Inc. generated or placed approximately 11 percent, 11 percent, and 12 percent of our gross premiums written for the years ended December 31, 2023, 2022, and 2021, respectively. This entity is a large, well-established company, and there are no indications that it is financially troubled at December 31, 2023. No other broker or one insured accounted for more than 10 percent of our gross premiums written for these years.

f) Fixed maturities
At December 31, 2023 and 2022, commitments to purchase fixed income securities over the next several years were approximately $1.0 billion and $770 million, respectively.

g) Private equities
Private equities in the Consolidated balance sheets are investments in limited partnerships and partially-owned investment companies with a carrying value of 13.9 billion at December 31, 2023. In connection with these investments, we have commitments that may require funding of up to $6.2 billion over the next several years. At December 31, 2022, these investments had a carrying value of $12.0 billion with commitments that could have required funding of up to $7.4 billion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

h) Letters of credit
We have access to capital markets and to credit facilities with letter of credit capacity of $4.0 billion, $3.0 billion of which can be used for revolving credit. Our existing credit facilities have remaining terms expiring through October 2027. Our LOC usage was $948 million and $1.4 billion at December 31, 2023 and 2022, respectively.

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

j) Lease commitments
At December 31, 2023 and 2022, the right-of-use asset was $784 million and $607 million, respectively, recorded within Other assets, and the lease liability was $832 million and $633 million, respectively, recorded within Accounts payable, accrued expenses, and other liabilities on the Consolidated balance sheets. These leases consist principally of real estate operating leases that are amortized on a straight-line basis over the term of the lease, which expire at various dates. As of December 31, 2023, the weighted average remaining lease term and weighted average discount rate for the operating leases was 11.8 years and 4.6 percent, respectively. Rent expense was $181 million, $161 million, and $149 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Future minimum lease payments under the operating leases are expected to be as follows:

For the years ending December 31
(in millions of U.S. dollars)
Undiscounted cash flows:
2024	$166
2025	141
2026	117
2027	88
2028	65
Thereafter	618
Total undiscounted lease payments	$1,195
Less: Present value adjustment	363
Net lease liabilities reported as of December 31, 2023	$832

As of December 31, 2023, we entered into a separate lease for office space that is not yet recorded on our Consolidated balance sheet and is not included in the total obligations referenced above. The lease is expected to commence in December 2024 with an initial term of approximately 23 years. Total cash requirements are estimated at approximately $621 million over the term of the lease.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

15. Shareholders’ equity
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

Dividend approval
At our May 2023 annual general meeting, our shareholders approved an annual dividend for the following year of up to $3.44 per share, expected to be paid in four quarterly installments of $0.86 per share after the annual general meeting by way of distribution from capital contribution reserves, transferred to free reserves for payment. The Board of Directors (Board) will determine the record and payment dates at which the annual dividend may be paid until the date of the 2024 annual general meeting, and is authorized to abstain from distributing a dividend at its discretion. The first three quarterly installments each of $0.86 per share, have been distributed by the Board as expected.

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

The following table presents dividend distributions per Common Share in Swiss francs (CHF) and U.S. dollars (USD):

	Year Ended December 31
		2023		2022		2021
	CHF	USD	CHF	USD	CHF	USD
Total dividend distributions per common share	3.05	$3.41	3.11	$3.29	2.88	$3.18

b) Shares issued, outstanding, authorized, and conditional

	Year Ended December 31
	2023	2022	2021
Common Shares authorized and issued, beginning of year	446,376,614	474,021,114	477,605,264
Cancellation of treasury shares	(14,925,028)	(27,644,500)	(3,584,150)
Common Shares authorized and issued, end of year	431,451,586	446,376,614	474,021,114
Common Shares in treasury, beginning of year (at cost)	(31,781,758)	(47,448,502)	(26,872,639)
Net shares issued under employee share-based compensation plans	2,500,381	2,947,272	3,484,487
Shares repurchased	(11,825,600)	(14,925,028)	(27,644,500)
Cancellation of treasury shares	14,925,028	27,644,500	3,584,150
Common Shares in treasury, end of year (at cost)	(26,181,949)	(31,781,758)	(47,448,502)
Common Shares outstanding, end of year	405,269,637	414,594,856	426,572,612

Increases in Common Shares in treasury are due to open market repurchases of Common Shares, the surrender of Common Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock, and the forfeiture of unvested restricted stock. Decreases in Common Shares in treasury are principally due to grants of restricted stock, exercises of stock options, purchases under the Employee Stock Purchase Plan (ESPP), and share cancellations. At our May 2023 annual general

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

meeting, our shareholders approved the cancellation of 14,925,028 shares purchased under our share repurchase programs during 2022. The capital reduction was subject to publication requirements and became effective in accordance with Swiss law on May 22, 2023. At our May 2022 annual general meeting, our shareholders approved the cancellation of 13,179,100 shares purchased under our share repurchase program during the last six months of 2021. The capital reduction by cancellation of shares was subject to publication requirements and a two-month waiting period in accordance with Swiss law and became effective on August 4, 2022. At the Chubb Limited Extraordinary General Meeting of Shareholders, held on November 3, 2021, shareholders approved the cancellation of 14,465,400 shares repurchased under our share repurchase program during the first six months of 2021. The capital reduction by cancellation of shares was subject to publication requirements and a two-month waiting period in accordance with Swiss law and became effective on January 17, 2022. At our May 2021 annual general meeting, our shareholders approved the cancellation of 3,584,150 shares purchased under our share repurchase program during 2020. The capital reduction by cancellation of shares was subject to publication requirements and a two-month waiting period in accordance with Swiss law and became effective on August 4, 2021.

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

Conditional share capital for bonds and similar debt instruments
Chubb's share capital may be increased through the issuance of a maximum of 33,000,000 fully paid up Common Shares (with a par value of CHF 0.50 as of December 31, 2023) through the exercise of conversion and/or option or warrant rights granted in connection with bonds, notes, or similar instruments, issued or to be issued by Chubb, including convertible debt instruments.

Conditional share capital for employee benefit plans
Chubb's share capital may be increased through the issuance of a maximum of 25,410,929 fully paid up Common Shares (with a par value of CHF 0.50 as of December 31, 2023) in connection with the exercise of option rights granted to any employee of Chubb, director or other person providing services to Chubb.

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

Share repurchases may be in the open market, in privately negotiated transactions, block trades, accelerated repurchases and through option or other forward transactions. The following table presents repurchases of Chubb's Common Shares conducted in a series of open market transactions under the Board authorizations:

	Year Ended December 31			January 1, 2024 through
(in millions of U.S. dollars, except share data)	2023	2022	2021	February 22, 2024
Number of shares repurchased	11,825,600	14,925,028	27,644,500	269,450
Cost of shares repurchased	$2,478	$3,014	$4,861	$67

d) General restrictions
The holders of the Common Shares are entitled to receive dividends as approved by the shareholders. Holders of Common Shares are allowed one vote per share provided that, if the controlled shares of any shareholder constitute ten percent or more of the outstanding Common Shares of Chubb, only a fraction of the vote will be allowed so as not to exceed ten percent in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

aggregate. Entry of acquirers of Common Shares as shareholders with voting rights in the share register may be refused if it would confer voting rights with respect to ten percent or more of the registered share capital recorded in the commercial register.

e) Accumulated other comprehensive income (loss)
The following table presents changes in accumulated other comprehensive income (loss):

		As Adjusted
	Year Ended December 31
(in millions of U.S. dollars)	2023	2022	2021
Accumulated other comprehensive income (loss) (AOCI)
Net unrealized appreciation (depreciation) on investments
Balance – beginning of year, net of tax	$(7,279)	$2,256	$4,673
Change in year, before reclassification from AOCI (before tax)	2,948	(11,627)	(2,935)
Amounts reclassified from AOCI (before tax)	500	1,049	(3)
Change in year, before tax	3,448	(10,578)	(2,938)
Income tax (expense) benefit	(328)	1,043	521
Total other comprehensive income (loss)	3,120	(9,535)	(2,417)
Noncontrolling interests, net of tax	18	—	—
Balance – end of year, net of tax	(4,177)	(7,279)	2,256
Current discount rate on liability for future policy benefits
Balance – beginning of year, net of tax	(75)	(1,399)	—
Cumulative effect of adoption of accounting guidance	—	—	(1,725)
Balance – beginning of year, net of tax, as adjusted	(75)	(1,399)	(1,725)
Change in year, before tax	84	1,480	387
Income tax (expense) benefit	16	(156)	(61)
Total other comprehensive income	100	1,324	326
Noncontrolling interests, net of tax	(26)	—	—
Balance – end of year, net of tax	51	(75)	(1,399)
Instrument-specific credit risk on market risk benefits
Balance – beginning of year, net of tax	(24)	(57)	—
Cumulative effect of adoption of accounting guidance	—	—	(84)
Balance – beginning of year, net of tax, as adjusted	(24)	(57)	(84)
Change in year, before and net of tax	2	33	27
Total other comprehensive income	2	33	27
Noncontrolling interests, net of tax	—	—	—
Balance – end of year, net of tax	(22)	(24)	(57)
Cumulative foreign currency translation adjustment
Balance – beginning of year, net of tax	(2,966)	(2,114)	(1,637)
Cumulative effect of adoption of accounting guidance	—	—	7
Balance – beginning of year, net of tax, as adjusted	(2,966)	(2,114)	(1,630)
Change in year, before reclassification from AOCI (before tax)	—	(907)	(505)
Amounts reclassified from AOCI (before tax)	(13)	(4)	—
Change in year, before tax	(13)	(911)	(505)
Income tax benefit	27	59	21

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

			As Adjusted
	Year Ended December 31
(in millions of U.S. dollars)	2023	2022	2021
Accumulated other comprehensive income (loss) (AOCI) - continued
Total other comprehensive income (loss)	14	(852)	(484)
Noncontrolling interests, net of tax	(7)	—	—
Balance – end of year, net of tax	(2,945)	(2,966)	(2,114)
Fair value hedging instruments
Balance – beginning of year, net of tax	(66)	—	—
Change in year, before reclassification from AOCI (before tax)	101	17	—
Amounts reclassified from AOCI (before tax)	(34)	(100)	—
Change in year, before tax	67	(83)	—
Income tax (expense) benefit	(14)	17	—
Total other comprehensive income (loss)	53	(66)	—
Noncontrolling interests, net of tax	—	—	—
Balance – end of year, net of tax	(13)	(66)	—
Postretirement benefit liability adjustment
Balance – beginning of year, net of tax	225	240	(167)
Change in year, before tax	90	(17)	522
Income tax (expense) benefit	(18)	2	(115)
Total other comprehensive income (loss)	72	(15)	407
Noncontrolling interests, net of tax	—	—	—
Balance – end of year, net of tax	297	225	240
Accumulated other comprehensive loss	$(6,809)	$(10,185)	$(1,074)

The following table presents reclassifications from accumulated other comprehensive income (loss) to the consolidated statements of operations:

				Consolidated Statement of Operations Location
	Year Ended December 31
(in millions of U.S. dollars)	2023	2022	2021
Fixed maturities available-for-sale	$(500)	$(1,049)	$3	Net realized gains (losses)
Income tax benefit	62	170	6	Income tax expense
	$(438)	$(879)	$9	Net income
Cumulative foreign currency translation adjustment
Cross-currency swaps	$13	$4	$—	Interest expense
Income tax expense	(3)	(1)	—	Income tax expense
	$10	$3	$—	Net income
Net gains (losses) of fair value hedging instruments
Cross-currency swaps	$50	$105	$—	Net realized gains (losses)
Cross-currency swaps	(16)	(5)	—	Interest expense
Income tax expense	(7)	(21)	—	Income tax expense
	$27	$79	$—	Net income
Total amounts reclassified from AOCI	$(401)	$(797)	$9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

16. Share-based compensation

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

In addition, Chubb grants performance-based restricted stock to certain executives that vest based on certain performance criteria as compared to a defined group of peer companies. Performance-based stock awards comprise target awards and premium awards that cliff vest at the end of a 3-year performance period based on both Chubb tangible book value (Chubb shareholders' equity less goodwill and intangible assets attributable to Chubb, net of tax) per share growth and P&C combined ratio compared to our peer group. Premium awards are subject to an additional vesting provision based on total shareholder return (TSR) compared to our peer group. Shares representing target awards and premium awards are issued when the awards are approved and are subject to forfeiture if applicable performance criteria are not met at the end of the 3-year performance period.

Under the Amended 2016 LTIP, 32,900,000 Common Shares are authorized to be issued (which includes all shares available for delivery since the establishment of the Chubb Limited 2016 Long-Term Incentive Plan in 2016). This is in addition to any shares subject to awards outstanding under the ACE Limited 2004 Long-Term Incentive Plan (2004 LTIP) immediately prior to the effective date of the Amended 2016 LTIP that are forfeited, expired or canceled after such effective date without delivery of shares (or which result in forfeiture of shares back to Chubb). At December 31, 2023, a total of 12,533,303 shares remain available for future issuance under the Amended 2016 LTIP, which includes shares forfeited, expired or canceled relating to grants under the 2004 LTIP.

Under the Employee Stock Purchase Plan (ESPP), 6,500,000 shares are authorized to be issued. At December 31, 2023, a total of 509,568 shares remain available for issuance under the ESPP.

Chubb generally issues Common Shares for the exercise of stock options, restricted stock, and purchases under the ESPP from Common Shares in treasury.

The following table presents pre-tax and after-tax share-based compensation expense:

	Year Ended December 31
(in millions of U.S. dollars)	2023	2022	2021
Stock options and shares issued under ESPP:
Pre-tax	$71	$60	$55
After-tax (1)	$56	$38	$36
Restricted stock:
Pre-tax	$253	$230	$210
After-tax (1)	$202	$179	$164
(1)The windfall tax benefit recorded to Income tax expense in the Consolidated statement of operations was $19 million, $29 million, and $19 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Unrecognized compensation expense related to the unvested portion of Chubb's employee share-based awards of restricted stock, restricted stock units, and stock options was $350 million at December 31, 2023 and is expected to be recognized over a weighted-average period of approximately 1.5 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Stock options
Both incentive and non-qualified stock options are principally granted at an option price per share equal to the grant date fair value of Chubb's Common Shares. Stock options are generally granted with a 3-year vesting period and a 10-year term. Stock options vest in equal annual installments over the respective vesting period, which is also the requisite service period.

Chubb's 2023 share-based compensation expense includes a portion of the cost related to the 2020 through 2023 stock option grants. Stock option fair value was estimated on the grant date using the Black-Scholes option-pricing model that uses the weighted-average assumptions noted below:

	Year Ended December 31
	2023	2022	2021
Dividend yield	1.7%	1.7%	1.9%
Expected volatility	23.0%	20.1%	26.0%
Risk-free interest rate	4.1%	1.9%	1.0%
Expected life	5.7 years	5.8 years	5.8 years

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

The following table presents a roll-forward of Chubb's stock options:

(Intrinsic Value in millions of U.S. dollars)	Number of Options	Weighted-Average Exercise Price	Weighted-Average Fair Value	Total Intrinsic Value
Options outstanding, December 31, 2020	11,478,183	$125.09
Granted	1,805,234	$164.89	$33.05
Exercised	(2,284,795)	$112.12		$140
Forfeited and expired	(236,135)	$150.16
Options outstanding, December 31, 2021	10,762,487	$133.94
Granted	1,731,904	$198.36	$35.46
Exercised	(1,878,147)	$117.83		$163
Forfeited and expired	(205,966)	$171.45
Options outstanding, December 31, 2022	10,410,278	$146.81
Granted	1,540,002	$208.60	$51.32
Exercised	(1,249,350)	$127.45		$107
Forfeited and expired	(220,046)	$191.57
Options outstanding, December 31, 2023	10,480,884	$157.24		$721
Options exercisable, December 31, 2023	7,497,652	$141.08		$637

The weighted-average remaining contractual term was 5.6 years for stock options outstanding and 4.4 years for stock options exercisable at December 31, 2023. Cash received from the exercise of stock options for the year ended December 31, 2023 was $158 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Chubb also grants restricted stock awards to non-management directors which vest at the following year's annual general meeting.

Chubb's 2023 share-based compensation expense includes a portion of the cost related to the restricted stock granted in the years 2019 through 2023.

The following table presents a roll-forward of our restricted stock awards. Included in the roll-forward below are 12,994 restricted stock awards, 13,440 restricted stock awards, and 15,586 restricted stock awards that were granted to non-management directors during the years ended December 31, 2023, 2022, and 2021, respectively:

	Service-based Restricted Stock Awards and Restricted Stock Units		Performance-based Restricted Stock Awards and Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested restricted stock, December 31, 2020	3,263,295	$142.32	572,318	$142.38
Granted	1,288,042	$165.32	294,315	$164.75
Vested	(1,283,185)	$140.62	(169,442)	$143.07
Forfeited	(216,341)	$150.19	—	$—
Unvested restricted stock, December 31, 2021	3,051,811	$152.19	697,191	$151.74
Granted	1,193,016	$199.18	296,944	$199.09
Vested	(1,191,452)	$148.18	(199,343)	$133.90
Forfeited	(199,505)	$168.12	—	$—
Unvested restricted stock, December 31, 2022	2,853,870	$172.39	794,792	$173.83
Granted	1,166,706	$208.07	407,825	$208.60
Vested	(1,142,911)	$161.88	(203,533)	$150.11
Forfeited	(203,850)	$186.58	—	$—
Unvested restricted stock, December 31, 2023	2,673,815	$191.35	999,084	$192.85

Prior to 2009, legacy ACE granted restricted stock units with a 1-year vesting period to non-management directors. Delivery of Common Shares on account of these restricted stock units to non-management directors is deferred until after the date of the non-management directors' termination from the Board. Legacy Chubb Corp historically allowed directors and certain key employees of Chubb Corp and its subsidiaries to defer a portion of their compensation earned with respect to services performed in the form of deferred stock units. In addition, legacy Chubb Corp provided supplemental retirement benefits for certain employees through its Defined Contribution Excess Benefit Plan in the form of deferred shares of stock. The minimum vesting period under these legacy Chubb Corp deferred plans was 1-year and the maximum was 3-years. Employees and directors had the option to elect to receive their awards at a future specified date or upon their termination of service with Chubb. At December 31, 2023, there were 100,965 deferred restricted stock units.

ESPP
The ESPP gives participating employees the right to purchase Common Shares through payroll deductions during consecutive subscription periods at a purchase price of 85 percent of the fair value of a Common Share on the exercise date (Purchase Price). Annual purchases by participants are limited to the number of whole shares that can be purchased by an amount equal to ten percent of the participant's compensation or $25,000, whichever is less. The ESPP has two six-month subscription periods each year, the first of which runs between January 1 and June 30 and the second of which runs between July 1 and December 31. The amounts collected from participants during a subscription period are used on the exercise date to purchase full shares of Common Shares. An exercise date is generally the last trading day of a subscription period. The number of shares purchased is equal to the total amount, at the exercise date, collected from the participants through payroll deductions for that subscription period, divided by the Purchase Price, rounded down to the next full share. Participants may withdraw from an offering before the exercise date and obtain a refund of amounts withheld through payroll deductions. Pursuant to the provisions

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

of the ESPP, during the years ended December 31, 2023, 2022, and 2021, employees paid $54 million, $48 million, and $47 million to purchase 305,604 shares, 271,650 shares, and 315,405 shares, respectively.

17. Postretirement benefits

Chubb provides postretirement benefits to eligible employees and their dependents through various defined contribution plans sponsored by Chubb. In addition, for certain employees, Chubb sponsors other postretirement benefit plans, and prior to 2020, Chubb sponsored defined benefit pension plans.
Defined contribution plans (including 401(k))
Under these plans, employees' contributions may be supplemented by Chubb matching contributions based on the level of employee contribution. These contributions are invested at the election of each employee in one or more of several investment portfolios offered by a third-party investment advisor. Expenses for these plans totaled $283 million, $230 million, and $214 million for the years ended December 31, 2023, 2022, and 2021, respectively.

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

Amendments to U.S. qualified and excess pension plans and U.S. retiree healthcare plan
In 2016, we harmonized and amended several of our U.S. retirement programs to create a unified retirement savings program. In 2020, we transitioned from a traditional defined benefit pension program that had been in effect for certain employees to a defined contribution program. Additionally, after 2025, we plan to eliminate a subsidized U.S. retiree healthcare and life insurance plan that is currently in place for certain employees. Both amendments required a remeasurement of the plan assets and benefit obligations with updated assumptions, including discount rates and the expected return on assets. The amendment of the retiree healthcare plan resulted in a reduction in the obligation of $383 million, of which $410 million was amortized as a reduction to expense as it relates to benefits already accrued. As of June 2021, the amendment of the retiree healthcare plan was fully amortized. For the year ended December 31, 2021, $26 million was amortized as a reduction to expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Obligations and funded status
The funded status of the pension and other postretirement benefit plans as well as the amounts recognized in the Consolidated balance sheets and Accumulated other comprehensive income (loss) at December 31, 2023 and 2022 was as follows:

	Pension Benefit Plans				Other Postretirement Benefit Plans
	2023		2022		2023	2022
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
(in millions of U.S. dollars)
Benefit obligation, beginning of year	$2,781	$697	$3,732	$1,122	$43	$62
Service cost	—	7	—	4	—	1
Interest cost	138	36	85	23	2	1
Actuarial loss (gain)	82	29	(890)	(391)	2	(4)
Benefits paid	(168)	(38)	(146)	(28)	(12)	(16)
Curtailments	—	—	—	—	—	—
Settlements	—	(5)	—	—	—	—
Foreign currency revaluation and other	—	17	—	(33)	1	(1)
Benefit obligation, end of year	$2,833	$743	$2,781	$697	$36	$43
Plan assets at fair value, beginning of year	$3,316	$938	$4,151	$1,318	$81	$119
Actual return on plan assets	417	57	(692)	(285)	4	(2)
Employer contributions	24	15	3	8	1	1
Benefits paid	(168)	(38)	(146)	(28)	(17)	(37)
Settlements	—	(8)	—	—	—	—
Foreign currency revaluation and other	—	22	—	(75)	—	—
Plan assets at fair value, end of year	$3,589	$986	$3,316	$938	$69	$81
Funded status at end of year	$756	$243	$535	$241	$33	$38
Amounts recognized in the Consolidated balance sheets:
Assets	$801	$300	$601	$290	$54	$56
Liabilities	(45)	(57)	(66)	(49)	(21)	(18)
Total	$756	$243	$535	$241	$33	$38
Amounts recognized in Accumulated other comprehensive income (loss), pre-tax, not yet recognized in net periodic cost (benefit):
Net actuarial loss (gain)	$(404)	$29	$(290)	$7	$(10)	$(12)
Prior service cost (benefit)	—	8	—	8	(4)	(4)
Total	$(404)	$37	$(290)	$15	$(14)	$(16)

For the U.S. pension plans, the $82 million actuarial loss and $890 million actuarial gain experienced in 2023 and 2022, respectively, were principally driven by the change in discount rates. In addition, for the non-U.S. pension plans, the $29 million actuarial loss and $391 million actuarial gain experienced in 2023 and 2022, respectively, were principally driven by the change in discount rates.
The accumulated benefit obligation for the pension benefit plans was $3.5 billion and $3.4 billion at December 31, 2023 and 2022, respectively. The accumulated benefit obligation is the present value of pension benefits earned as of the measurement date based on employee service and compensation prior to that date. It differs from the pension (projected) benefit obligation in the table above in that the accumulated benefit obligation includes no assumptions regarding future compensation levels.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Chubb’s funding policy is to contribute amounts that meet regulatory requirements plus additional amounts determined based on actuarial valuations, market conditions and other factors. All benefit plans satisfy minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA).

The following table provides information on pension plans where the benefit obligation is in excess of plan assets at December 31, 2023 and 2022:

	2023		2022
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
(in millions of U.S. dollars)
Plans with projected benefit obligation in excess of plan assets:
Projected benefit obligation	$45	$101	$66	$87
Fair value of plan assets	—	44	—	38
Net funded status	$(45)	$(57)	$(66)	$(49)
Plans with accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	$45	$73	$66	$61
Fair value of plan assets	$—	$40	$—	$30

For other postretirement benefit plans with an accumulated benefit obligation in excess of plan assets, the accumulated benefit obligation was $21 million and $18 million at December 31, 2023 and 2022, respectively. These plans have no plan assets.

At December 31, 2023, we estimate that we will contribute $15 million to the pension plans and $1 million to the other postretirement benefits plan in 2024. The estimate is subject to change due to contribution decisions that are affected by various factors including our liquidity, market performance, and management discretion.
At December 31, 2023, our estimated expected future benefit payments are as follows:

	Pension Benefit Plans		Other Postretirement Benefit Plans
For the years ending December 31	U.S. Plans	Non-U.S. Plans
(in millions of U.S. dollars)
2024	$175	$38	$11
2025	181	36	6
2026	185	35	1
2027	188	37	1
2028	191	39	1
2029-2033	976	233	6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The weighted-average assumptions used to determine the projected benefit obligation were as follows:

	Pension Benefit Plans
	U.S. Plans	Non-U.S. Plans	Other Postretirement Benefit Plans

December 31, 2023
Discount rate	4.98%	5.03%	6.01%
Rate of compensation increase (1)	N/A	3.73%	N/A
Interest crediting rate	4.55%
December 31, 2022
Discount rate	5.22%	5.27%	5.83%
Rate of compensation increase (1)	N/A	3.98%	N/A
Interest crediting rate	4.32%
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

The components of net pension and other postretirement benefit costs (benefits) reflected in Net income and other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) were as follows:

	Pension Benefit Plans						Other Postretirement Benefit Plans
	U.S. Plans			Non-U.S. Plans
Year Ended December 31	2023	2022	2021	2023	2022	2021	2023	2022	2021
(in millions of U.S. dollars)
Costs reflected in Net income, pre-tax:
Service cost	$—	$—	$—	$7	$4	$4	$—	$1	$1
Non-service cost (benefit):
Interest cost	138	85	70	36	23	19	2	1	1
Expected return on plan assets	(225)	(283)	(255)	(51)	(43)	(44)	(3)	(1)	(1)
Amortization of net actuarial (gain) loss	—	—	—	—	—	4	(1)	—	—
Amortization of prior service cost (benefit)	—	—	—	1	—	—	—	—	(26)
Curtailments	—	—	—	—	—	—	—	—	—
Settlements	3	—	3	4	—	—	—	—	—
Total non-service cost (benefit)	(84)	(198)	(182)	(10)	(20)	(21)	(2)	—	(26)
Net periodic benefit cost (benefit)	$(84)	$(198)	$(182)	$(3)	$(16)	$(17)	$(2)	$1	$(25)
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss)
Net actuarial loss (gain)	$(111)	$85	$(450)	$22	$(67)	$(86)	$2	$(1)	$(5)
Prior service cost (benefit)	—	—	—	—	—	—	—	—	—
Amortization of net actuarial gain (loss)	—	—	—	—	—	(4)	1	—	—
Amortization of prior service benefit	—	—	—	—	—	—	—	—	26
Curtailments	—	—	—	—	—	—	—	—	—
Settlements	(3)	—	(3)	(1)	—	—	—	—	—
Total decrease (increase) in other comprehensive income (loss), pre-tax	$(114)	$85	$(453)	$21	$(67)	$(90)	$3	$(1)	$21

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The line items in which the service cost and non-service cost (benefit) components of net periodic benefit cost (benefit) are included in the Consolidated statements of operations were as follows:

	Pension Benefit Plans			Other Postretirement Benefit Plans
Year Ended December 31	2023	2022	2021	2023	2022	2021
(in millions of U.S. dollars)
Service cost:
Losses and loss expenses	$—	$—	$—	$—	$—	$—
Administrative expenses	7	4	4	—	1	1
Total service cost	7	4	4	—	1	1
Non-service cost (benefit):
Losses and loss expenses	(9)	(20)	(18)	—	—	(3)
Administrative expenses	(85)	(198)	(185)	(2)	—	(23)
Total non-service cost (benefit)	(94)	(218)	(203)	(2)	—	(26)
Net periodic benefit cost (benefit)	$(87)	$(214)	$(199)	$(2)	$1	$(25)
The weighted-average assumptions used to determine the net periodic pension and other postretirement benefit costs were as follows:

	Pension Benefit Plans
	U.S. Plans	Non-U.S. Plans	Other Postretirement Benefit Plans
Year Ended December 31
2023
Discount rate in effect for determining service cost	N/A	6.57%	5.67%
Discount rate in effect for determining interest cost	5.13%	5.28%	5.84%
Rate of compensation increase	N/A	3.98%	N/A
Expected long-term rate of return on plan assets	7.00%	5.42%	4.00%
Interest crediting rate	4.32%	N/A	N/A
2022
Discount rate in effect for determining service cost	N/A	7.23%	3.22%
Discount rate in effect for determining interest cost	2.34%	2.13%	1.89%
Rate of compensation increase	N/A	3.63%	N/A
Expected long-term rate of return on plan assets	7.00%	3.44%	1.00%
Interest crediting rate	4.10%	N/A	N/A
2021
Discount rate in effect for determining service cost	N/A	5.58%	2.53%
Discount rate in effect for determining interest cost	1.81%	1.57%	1.23%
Rate of compensation increase	N/A	3.24%	N/A
Expected long-term rate of return on plan assets	7.00%	3.37%	1.00%
Interest crediting rate	4.10%	N/A	N/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The weighted-average healthcare cost trend rate assumptions used to measure the expected cost of healthcare benefits were as follows:

	U.S. Plans			Non-U.S. Plans
	2023	2022	2021	2023	2022	2021
Healthcare cost trend rate	5.57%	5.72%	5.59%	5.08%	5.28%	5.26%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.00%	4.00%	4.50%	4.08%	4.04%	4.00%
Year that the rate reaches the ultimate trend rate	2046	2046	2038	2040	2040	2040

Plan Assets
The long-term objective of the pension plan is to provide sufficient funding to cover expected benefit obligations, while assuming a prudent level of portfolio risk. The assets of the pension plan are invested, either directly or through pooled funds, in a diversified portfolio of predominately equity securities and fixed maturities. We seek to obtain a rate of return that over time equals or exceeds the returns of the broad markets in which the plan assets are invested. The target allocation of U.S. plan assets is 55 percent to 65 percent invested in equity securities (including certain other investments measured using NAV), with the remainder primarily invested in fixed maturities. The target allocation of non-U.S. plans varies by country, but the plan assets are principally invested in fixed maturities. We rebalance our pension assets to the target allocation as market conditions permit. We determined the expected long-term rate of return assumption for each asset class based on an analysis of the historical returns and the expectations for future returns. The expected long-term rate of return for the portfolio is a weighted aggregation of the expected returns for each asset class.

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

December 31, 2023	Pension Benefit Plans
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
U.S. Plans:
Short-term investments	$45	$—	$—	$45
U.S. Treasury / Agency	470	86	—	556
Non-U.S. and corporate bonds	—	637	—	637
Municipal	—	6	—	6
Equity securities	1,466	—	—	1,466
Investment derivative instruments	5	—	—	5
Total U.S. Plan assets (1)	$1,986	$729	$—	$2,715
Non-U.S. Plans:
Short-term investments	$7	$—	$—	$7
Non-U.S. and corporate bonds	—	457	—	457
Equity securities	63	211	4	278
Total Non-U.S. Plan assets (1)	$70	$668	$4	$742
(1)Excluded from the table above are $634 million and $227 million of other investments related to the U.S. Plans and Non-U.S. Plans, respectively, private equities of $224 million and $17 million in U.S. Plans and Non-U.S. Plans, respectively, measured using NAV as a practical expedient, and $16 million in cash and accrued income related to the U.S. Plans.

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
(1)Excluded from the table above are $538 million and $201 million of other investments related to the U.S. Plans and Non-U.S. Plans, respectively, private equities of $233 million and $16 million in U.S. Plans and Non-U.S. Plans, respectively, measured using NAV as a practical expedient, and $5 million in cash and accrued income related to the U.S. Plans.

At December 31, 2023, the other postretirement benefit plan had $69 million of plan assets, of which $34 million of fixed maturities were categorized as Level 2, and $35 million of other investments were measured using NAV as a practical expedient. At December 31, 2022, the other postretirement benefit plan had $81 million of plan assets, of which $50 million of fixed maturities were categorized as Level 2, and $31 million of other investments were measured using NAV as a practical expedient.

18. Other income and expense

			As Adjusted
	Year Ended December 31
(in millions of U.S. dollars)	2023	2022	2021
Equity in net income (loss) of partially-owned entities	$867	$1	$2,435
Gains (losses) from fair value changes in separate account assets (1)	(45)	(42)	(8)
Asset management and performance fee revenue	136	—	—
Asset management and performance fee expense	(75)	—	—
Federal excise and capital taxes	(24)	(21)	(19)
Other	(23)	(27)	(41)
Total	$836	$(89)	$2,367
(1)     Related to gains (losses) from fair value changes in separate account assets that do not qualify for separate account reporting under U.S. GAAP.

Equity in net income of partially-owned entities includes our share of net income or loss, both underlying operating income and mark-to-market movement, related to partially-owned investment companies (private equity) where we own more than three percent and partially-owned insurance companies. This line item includes mark-to-market gains (losses) on private equities of $434 million, $(219) million, and $2,004 million for the years ended December 31, 2023, 2022, and 2021, respectively.

In addition, this line item includes net income attributable to our investment in Huatai under the equity method of accounting comprising income (expense) of $36 million through June 30, 2023, and $(11) million and $235 million for the years ended December 31, 2022 and 2021, respectively. Effective July 1, 2023, we discontinued the equity method of accounting and include the results of operations of Huatai in our consolidated results.
Also included in Other income and expense are gains (losses) from fair value changes in separate account assets that do not qualify for separate account reporting under U.S. GAAP. The offsetting movement in the separate account liabilities is included in Policy benefits in the Consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Asset management and performance fee revenue and expense primarily relate to the management of third-party assets by Huatai's asset management business, which is unrelated to Huatai Group's core insurance operations. These revenues and expenses are recognized in the period in which the services are performed, and for certain asset performance fees, to the extent it is probable that a significant reversal will not occur.
Certain federal excise and capital taxes incurred as a result of capital management initiatives are included in Other income and expense as these are considered capital transactions and are excluded from underwriting results. Bad debt expense for uncollectible premiums is also included in Other income and expense.

19. Segment information

Chubb operates through six business segments: North America Commercial P&C Insurance, North America Personal P&C Insurance, North America Agricultural Insurance, Overseas General Insurance, Global Reinsurance, and Life Insurance. These segments distribute their products through various forms of brokers, agencies, and direct marketing programs. All business segments have established relationships with reinsurance intermediaries. Effective July 1, 2023, the results of Huatai’s life and asset management businesses, included within the Life Insurance segment, and the results of Huatai’s P&C insurance business, included within Overseas General Insurance, are presented gross within Underwriting income (loss), Net investment income (loss), and Other income (expense) as required under consolidation accounting. Huatai’s results prior to July 1, 2023 were included net within Other (income) expense based on our ownership interest as required under equity method accounting. Effective July 1, 2022, the results of the acquired Cigna's business in Asia are included in our Life Insurance segment and, to a lesser extent, Overseas General Insurance segment according to the nature of the business written. Results for the years ended December 31, 2022 and 2021 are adjusted to reflect the adoption of LDTI. Refer to Note 1 x) for additional information.

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

•The Overseas General Insurance segment includes the business written by two Chubb divisions that provides both commercial and consumer P&C insurance and services in the 51 countries and territories outside of North America where the company operates. Chubb International, our retail division, provides commercial P&C, A&H and traditional and specialty personal lines for large corporations, middle markets and small customers through retail brokers, agents and other channels locally around the world. CGM provides commercial P&C excess and surplus lines wholesale business primarily through wholesale brokers in the London market and through Lloyd’s. These divisions write a variety of coverages, including traditional commercial P&C, specialty categories such as financial lines, marine, energy, aviation, political risk and construction, as well as group A&H and traditional and specialty personal lines.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

•The Life Insurance segment includes our international life operations (Chubb Life), which includes individual life and group benefit insurance primarily in Asia and Latin America. The Life Insurance segment also includes Chubb Tempest Life Re (Chubb Life Re), and the North American supplemental A&H and life insurance business of Combined Insurance.

Corporate primarily includes the results of all run-off A&E exposures, run-off Brandywine business, Westchester specialty operations for 1996 and prior years, and certain other run-off exposures, including molestation claims. In addition, Corporate includes the results of our non-insurance companies including Chubb Limited, Chubb Group Management and Holdings Ltd., and Chubb INA Holdings Inc. Effective July 1, 2023, the results of Huatai Group’s non-insurance operations, comprising real estate and holding company activity, are included in Corporate. Our exposure to A&E and molestation claims principally arises out of liabilities acquired when we purchased Westchester Specialty in 1998, CIGNA’s P&C business in 1999, and Chubb Corp in 2016.

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

Revenue and expenses managed at the corporate level, including Net realized gains (losses), Market risk benefit gains (losses), Interest expense, Cigna integration expenses, Income tax expense, and Net income (loss) attributable to noncontrolling interests are reported within Corporate. Cigna integration expenses are one-time costs that are directly attributable to third-party consulting fees, employee-related retention costs, and other professional and legal fees primarily related to the acquisition of Cigna's business in Asia. These items are not allocated to the segment level as they are one-time in nature and are not related to the ongoing business activities of the segment. The Chief Executive Officer does not manage segment results or allocate resources to segments when considering these costs, and therefore are excluded from our definition of Segment income (loss).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following tables present the Statement of Operations by segment:

For the Year Ended December 31, 2023 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Segment Measure Reclass	Chubb Consolidated
Net premiums written	$19,237	$5,878	$3,188	$12,575	$1,018	$5,465	$—	$—	$47,361
Net premiums earned	18,416	5,536	3,169	12,231	962	5,398	—	—	45,712
Losses and loss expenses	11,256	3,511	2,874	5,643	426	114	281	(5)	24,100
Policy benefits	—	—	—	457	—	3,216	—	(45)	3,628
Policy acquisition costs	2,515	1,128	150	3,113	264	1,089	—	—	8,259
Administrative expenses	1,250	329	(1)	1,219	37	771	402	—	4,007
Underwriting income (loss)	3,395	568	146	1,799	235	208	(683)	50	5,718
Net investment income	3,017	358	63	895	208	756	25	(385)	4,937
Other (income) expense	22	3	1	(25)	(2)	(115)	(380)	(340)	(836)
Amortization expense of purchased intangibles	—	9	25	70	—	30	176	—	310
Segment income (loss)	$6,390	$914	$183	$2,649	$445	$1,049	$(454)	$5	$11,181
Net realized gains (losses)							(602)	(5)	(607)
Market risk benefits gains (losses)							(307)	—	(307)
Interest expense							672	—	672
Cigna integration expenses							69	—	69
Income tax expense							511	—	511
Net income (loss)							$(2,615)	$—	$9,015
Net loss attributable to noncontrolling interests							(13)	—	(13)
Net income (loss) attributable to Chubb							$(2,602)	$—	$9,028

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

For the Year Ended December 31, 2022 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Segment Measure Reclass	Chubb Consolidated
Net premiums written	$17,889	$5,313	$2,907	$11,060	$943	$3,608	$—	$—	$41,720
Net premiums earned	17,107	5,180	2,838	10,803	922	3,510	—	—	40,360
Losses and loss expenses	10,828	3,186	2,557	4,894	670	85	363	(11)	22,572
Policy benefits	—	—	—	358	—	1,998	—	(42)	2,314
Policy acquisition costs	2,313	1,057	126	2,818	240	785	—	—	7,339
Administrative expenses	1,113	291	(10)	1,070	36	510	385	—	3,395
Underwriting income (loss)	2,853	646	165	1,663	(24)	132	(748)	53	4,740
Net investment income	2,247	283	36	626	281	509	—	(240)	3,742
Other (income) expense	17	4	1	2	1	(30)	292	(198)	89
Amortization expense of purchased intangibles	—	10	26	57	—	10	182	—	285
Segment income (loss)	$5,083	$915	$174	$2,230	$256	$661	$(1,222)	$11	$8,108
Net realized gains (losses)							(1,074)	(11)	(1,085)
Market risk benefits gains (losses)							80	—	80
Interest expense							570	—	570
Cigna integration expenses							48	—	48
Income tax expense							1,239	—	1,239
Net income (loss)							$(4,073)	$—	$5,246

For the Year Ended December 31, 2021 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Segment Measure Reclass	Chubb Consolidated
Net premiums written	$16,415	$5,002	$2,388	$10,713	$873	$2,436	$—	$—	$37,827
Net premiums earned	15,461	4,915	2,338	10,441	798	2,339	—	—	36,292
Losses and loss expenses	10,015	2,924	1,962	4,783	632	150	572	(8)	21,030
Policy benefits	—	—	—	360	—	1,388	—	(8)	1,740
Policy acquisition costs	2,082	1,001	124	2,799	200	552	—	—	6,758
Administrative expenses	1,052	276	(3)	1,078	35	332	365	—	3,135
Underwriting income (loss)	2,312	714	255	1,421	(69)	(83)	(937)	16	3,629
Net investment income	2,078	249	28	597	331	407	(55)	(179)	3,456
Other (income) expense	31	(2)	1	—	—	(108)	(2,118)	(171)	(2,367)
Amortization expense of purchased intangibles	—	10	26	48	—	5	198	—	287
Segment income	$4,359	$955	$256	$1,970	$262	$427	$928	$8	$9,165
Net realized gains (losses)							1,038	(8)	1,030
Market risk benefits gains (losses)							91	—	91
Interest expense							492	—	492
Income tax expense							1,269	—	1,269
Net income							$296	$—	$8,525
Underwriting assets are reviewed in total by management for purposes of decision-making. Other than certain insurance related balances, Goodwill and Other intangible assets, Chubb does not allocate assets to its segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following table presents net premiums earned for each segment by line of business:

	For the Year Ended December 31
(in millions of U.S. dollars)	2023	2022	2021
North America Commercial P&C Insurance
Property & other short-tail lines	$3,985	$3,383	$2,942
Casualty & all other	13,764	13,056	11,905
A&H	667	668	614
Total North America Commercial P&C Insurance	18,416	17,107	15,461
North America Personal P&C Insurance
Personal automobile	859	811	781
Personal homeowners	3,833	3,557	3,384
Personal other	844	812	750
Total North America Personal P&C Insurance	5,536	5,180	4,915
North America Agricultural Insurance	3,169	2,838	2,338
Overseas General Insurance
Property & other short-tail lines	3,831	3,382	3,105
Casualty & all other	3,526	3,232	3,114
Personal lines	2,405	2,020	2,109
A&H	2,469	2,169	2,113
Total Overseas General Insurance	12,231	10,803	10,441
Global Reinsurance
Property	331	211	151
Property catastrophe	159	208	190
Casualty & all other	472	503	457
Total Global Reinsurance	962	922	798
Life Insurance
Life	2,301	1,455	1,257
A&H	3,097	2,055	1,082
Total Life Insurance	5,398	3,510	2,339
Total net premiums earned	$45,712	$40,360	$36,292

The following table presents net premiums earned by geographic region. Allocations have been made on the basis of location of risk:

	North America	Europe (1)	Asia Pacific / Japan (2)	Latin America
2023	65%	11%	18%	6%
2022	69%	11%	14%	6%
2021	70%	12%	12%	6%
(1)     Europe includes Middle East and Africa regions.
(2)     2023 includes the consolidated results of Huatai Group effective July 1, 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

20. Earnings per share

		As Adjusted
	Year Ended December 31
(in millions of U.S. dollars, except share and per share data)	2023	2022	2021
Numerator:
Net income	$9,015	$5,246	$8,525
Net loss attributable to noncontrolling interests	(13)	—	—
Net income attributable to Chubb	$9,028	$5,246	$8,525
Denominator:
Denominator for basic earnings per share attributable to Chubb:
Weighted-average shares outstanding	410,845,263	419,779,847	439,968,422
Denominator for diluted earnings per share attributable to Chubb:
Share-based compensation plans	3,357,305	3,747,597	3,228,856
Weighted-average shares outstanding and assumed conversions	414,202,568	423,527,444	443,197,278
Basic earnings per share attributable to Chubb	$21.97	$12.50	$19.38
Diluted earnings per share attributable to Chubb	$21.80	$12.39	$19.24
Potential anti-dilutive share conversions	2,385,099	1,467,840	1,532,066

Excluded from weighted-average shares outstanding and assumed conversions is the impact of securities that would have been anti-dilutive during the respective years. These securities consisted of stock options in which the underlying exercise prices were greater than the average market prices of our Common Shares. Refer to Note 16 for additional information on stock options.

21. Related party transactions

ABR Re
At December 31, 2023, we owned 18.7 percent of the common equity of ABR Reinsurance Capital Holdings Ltd. and warrants to acquire 0.5 percent of additional equity. ABR Reinsurance Capital Holdings Ltd., is the parent company of ABR Reinsurance Ltd. (ABR Re), an independent reinsurance company. Through long-term arrangements, Chubb will be the sole source of reinsurance risks ceded to ABR Re, and BlackRock, Inc. serves as an investment management service provider. As an investor, Chubb is expected to benefit from underwriting profit generated by ABR Re’s reinsuring a wide range of Chubb’s primary insurance business and the income and capital appreciation BlackRock, Inc. seeks to deliver through its investment management services. In addition, Chubb has an arrangement with BlackRock, Inc. under which both Chubb and BlackRock, Inc. will be entitled to an equal share of the aggregate amount of certain fees, including underwriting and investment management performance related fees, in connection with their respective reinsurance and investment management arrangements with ABR Re. In connection with this arrangement with BlackRock, Inc., we recorded income of $8 million, $7 million, and $11 million in 2023, 2022, and 2021, respectively, which is recorded in Other (income) expense on the Consolidated statements of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Transactions generated under ABR Re agreements were as follows:

	Year Ended December 31
(in millions of U.S. dollars)	2023	2022	2021
Consolidated statements of operations
Ceded premiums written	$441	$507	$442
Commissions received	$119	$138	$133
Consolidated balance sheets
Reinsurance recoverable on losses and loss expenses	$1,241	$1,050
Ceded reinsurance premium payable	$40	$110
Aquiline Capital Partners LLC
Chubb invests in private investment funds managed by Aquiline Capital Partners LLC (collectively, Aquiline Funds), of which its chief executive officer is related to a member of our senior management team. We have more than a three percent ownership interest in these funds and therefore account for them under the equity method of accounting. At December 31, 2023, Chubb has approximately $182 million of future contribution commitments to Aquiline Funds. Transactions generated from investments in Aquiline Funds are as follows:

	Year Ended December 31
(in millions of U.S. dollars)	2023	2022	2021
Consolidated statements of operations
Other income (expense)	$36	$8	$68
Consolidated balance sheets
Private equities	$368	$271
Starr Indemnity & Liability Company and its affiliates (collectively, Starr)
We had previously entered into agency, claims services, and underwriting services with Starr, the Chairman of which is related to a member of our senior management team. The Board has reviewed and approved these arrangements with Starr. A number of our agreements with Starr were terminated effective as of April 2023. However, Starr continues to provide certain services to Chubb, including claims administration, in respect of insurance policies placed prior to the termination, pursuant to the terms of the applicable agreements. Under the agency agreement, we secured the ability to sell our insurance policies through Starr as one of our non-exclusive agents for writing policies, contracts, binders, or agreements of insurance or reinsurance. Under the claims services agreements, Starr adjusts the claims under policies and arranged for third party treaty and facultative agreements covering such policies. Under the underwriting services agreements, Starr was the underwriter of insurance policies on our behalf and we agreed to reinsure such policies to Starr under quota share reinsurance agreements. Transactions generated under Starr agreements were as follows:

	Year Ended December 31
(in millions of U.S. dollars)	2023	2022	2021
Consolidated statement of operations
Gross premiums written	$216	$618	$592
Ceded premiums written	$115	$353	$321
Commissions paid	$38	$122	$114
Commissions received	$26	$79	$73
Losses and loss expenses	$180	$225	$157
Consolidated balance sheets
Reinsurance recoverable on losses and loss expenses	$503	$541
Ceded reinsurance premium payable	$44	$96

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

22. Statutory financial information

Our subsidiaries file financial statements prepared in accordance with statutory accounting practices prescribed or permitted by insurance regulators. Statutory accounting differs from U.S. GAAP in the reporting of certain reinsurance contracts, investments, subsidiaries, acquisition expenses, fixed assets, deferred income taxes, and certain other items. Some jurisdictions impose complex regulatory requirements on insurance companies while other jurisdictions impose fewer requirements. In some jurisdictions, we must obtain licenses issued by governmental authorities to conduct local insurance business. These licenses may be subject to reserves and minimum capital and solvency tests. Jurisdictions may impose fines, censure, and/or criminal sanctions for violation of regulatory requirements. The 2023 amounts below are based on estimates.

Chubb's insurance and reinsurance subsidiaries are subject to insurance laws and regulations in the jurisdictions in which they operate. These regulations include restrictions that limit the amount of dividends or other distributions, such as loans or cash advances, available to shareholders without prior approval of the local insurance regulatory authorities. The amount of dividends available to be paid in 2024 without prior approval totals $7.4 billion.

The statutory capital and surplus of our insurance subsidiaries met regulatory requirements for 2023, 2022, and 2021. The minimum amounts of statutory capital and surplus necessary to satisfy regulatory requirements was $41.0 billion and $36.9 billion for December 31, 2023 and 2022, respectively. These minimum regulatory capital requirements were significantly lower than the corresponding amounts required by the rating agencies which review Chubb’s insurance and reinsurance subsidiaries.

The following tables present the combined statutory capital and surplus and statutory net income (loss) of our Property and casualty and Life subsidiaries:

	December 31
(in millions of U.S. dollars)	2023	2022
Statutory capital and surplus
Property and casualty	$45,271	$40,824
Life	$7,278	$4,834

	Year Ended December 31
(in millions of U.S. dollars)	2023	2022	2021
Statutory net income (loss)
Property and casualty	$8,699	$4,028	$7,983
Life	$459	$1,425	$424

Several insurance subsidiaries follow accounting practices prescribed or permitted by the jurisdiction of domicile that differ from the applicable local statutory practice. The application of prescribed or permitted accounting practices does not have a material impact on Chubb's statutory surplus and income. As prescribed by the Restructuring discussed previously in Note 8, certain of our U.S. subsidiaries discount certain A&E liabilities, which increased statutory capital and surplus by approximately $115 million and $120 million at December 31, 2023 and 2022, respectively.

Federal Insurance Company (Federal), a direct subsidiary of Chubb INA Holdings Inc., has a permitted practice granted by the Indiana Department of Insurance that relates to its investment in a foreign affiliate. Under Statement of Statutory Accounting Principles No. 97, Investments in Subsidiary, Controlled and Affiliated Entities, in order for a reporting entity to admit its investments in foreign subsidiaries and affiliates, audited financial statements of the subsidiary or affiliate must be obtained to support the carrying value. Such financial statements must be prepared in accordance with U.S. GAAP, or alternatively, in accordance with the local statutory requirements in the subsidiary’s or affiliate’s country of domicile, with an audited footnote reconciliation of net income and shareholder’s equity as reported to a U.S. GAAP basis. With the explicit permission of the Indiana Department of Insurance, Federal obtains audited financial statements for its admitted foreign affiliate, which had an aggregate carrying value of approximately $71 million and $79 million at December 31, 2023 and 2022, respectively, prepared in accordance with their respective local statutory requirements and supplemented with a separate unaudited reconciliation of shareholder’s equity as reported to a U.S. GAAP basis.

SCHEDULE I
Chubb Limited and Subsidiaries

SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2023 (in millions of U.S. dollars)	Cost or Amortized Cost, Net (1)	Fair Value	Amount at Which Shown in the Balance Sheet
Short-term investments	$4,551	$4,551	$4,551
Fixed maturities available-for-sale
U.S. Treasury / Agency	3,721	3,590	3,590
Non-U.S.	35,869	35,164	35,164
Corporate and asset-backed securities	44,591	42,830	42,830
Mortgage-backed securities	23,717	22,058	22,058
Municipal	3,074	2,929	2,929
Total fixed maturities available-for-sale	110,972	106,571	106,571
Private debt held-for-investment	2,553	2,560	2,553
Equity securities
Industrial, miscellaneous, and all other	3,455	3,455	3,455
Private equities (2)	13,710	13,710	13,710
Other investments	5,527	5,527	5,527
Total investments - other than investments in related parties	$140,768	$136,374	$136,367
(1)     Net of valuation allowance for expected credit losses.
(2)     Excludes $368 million of related party investments.

SCHEDULE II
Chubb Limited and Subsidiaries

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS (Parent Company Only)

		As Adjusted
	December 31	December 31
(in millions of U.S. dollars)	2023	2022
Assets
Investments in subsidiaries and affiliates on equity basis	$59,952	$50,372
Total investments	59,952	50,372
Cash	77	40
Due from subsidiaries and affiliates, net	717	959
Other assets	12	16
Total assets	$60,758	$51,387
Liabilities
Affiliated notional cash pooling programs	$594	$252
Accounts payable, accrued expenses, and other liabilities	657	616
Total liabilities	1,251	868
Shareholders' equity
Common Shares	241	10,346
Common Shares in treasury	(4,400)	(5,113)
Additional paid-in capital	15,665	7,166
Retained earnings	54,810	48,305
Accumulated other comprehensive income (loss)	(6,809)	(10,185)
Total Chubb shareholders' equity	59,507	50,519
Total liabilities and shareholders' equity	$60,758	$51,387
The condensed financial information should be read in conjunction with the Consolidated Financial Statements and notes thereto.

SCHEDULE II (continued)
Chubb Limited and Subsidiaries

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF OPERATIONS (Parent Company Only)

For the years ended December 31, 2023, 2022, and 2021		As Adjusted
(in millions of U.S. dollars)	2023	2022	2021
Revenues
Net investment income (loss) (1)	$(21)	$83	$96
Equity in net income of subsidiaries and affiliates	9,065	5,256	8,500
Total revenues	9,044	5,339	8,596
Expenses
Administrative and other (income) expense	72	65	56
Cigna integration expenses	—	10	—
Income tax (benefit) expense	(56)	18	15
Total expenses	16	93	71
Net income attributable to Chubb	$9,028	$5,246	$8,525
Comprehensive income (loss) attributable to Chubb	$12,404	$(3,865)	$6,384
(1) Includes net investment income, interest income, and net realized gains (losses).
The condensed financial information should be read in conjunction with the Consolidated Financial Statements and notes thereto.

STATEMENTS OF CASH FLOWS (Parent Company Only)

For the years ended December 31, 2023, 2022, and 2021		As Adjusted
(in millions of U.S. dollars)	2023	2022	2021
Net cash flows from operating activities (1)	$3,273	$7,831	$4,167
Cash flows from investing activities
Capital contribution	—	(4,046)	—
Net cash flows used for investing activities	—	(4,046)	—
Cash flows from financing activities
Dividends paid on Common Shares	(1,394)	(1,375)	(1,401)
Common Shares repurchased	(2,411)	(2,894)	(4,861)
Repayment of intercompany loans	231	279	2,003
Net proceeds from affiliated notional cash pooling programs (2)	342	245	8
Net cash flows used for financing activities	(3,232)	(3,745)	(4,251)
Effect of foreign currency rate changes on cash	(4)	(1)	1
Net increase (decrease) in cash	37	39	(83)
Cash – beginning of year	40	1	84
Cash – end of year	$77	$40	$1
(1) Includes cash dividends received from subsidiaries of $3.3 billion, $7.7 billion, and $3.7 billion in 2023, 2022, and 2021, respectively.
(2) Chubb maintains two notional multicurrency cash pools (Pools) with a third-party bank. Refer to Note 1 i) for additional information.
The condensed financial information should be read in conjunction with the Consolidated Financial Statements and notes thereto.

SCHEDULE IV
Chubb Limited and Subsidiaries
SUPPLEMENTAL INFORMATION CONCERNING REINSURANCE

Premiums Earned
For the years ended December 31, 2023, 2022, and 2021 (in millions of U.S. dollars, except for percentages)	Direct Amount	Ceded To Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
2023
Life insurance face amount in force	$248,973	$55,665	$5,408	$198,716	3%
Premiums:
Property and casualty	$42,598	$9,549	$4,129	$37,178	11%
Accident and health	6,580	446	99	6,233	2%
Life	2,404	164	61	2,301	3%
Total	$51,582	$10,159	$4,289	$45,712	9%
2022 - As Adjusted
Life insurance face amount in force	$215,759	$50,105	$7,242	$172,896	4%
Premiums:
Property and casualty	$39,449	$9,678	$4,242	$34,013	12%
Accident and health	5,206	411	97	4,892	2%
Life	1,505	106	56	1,455	4%
Total	$46,160	$10,195	$4,395	$40,360	11%
2021 - As Adjusted
Life insurance face amount in force	$139,856	$34,545	$7,680	$112,991	7%
Premiums:
Property and casualty	$35,767	$7,982	$3,441	$31,226	11%
Accident and health	4,062	362	109	3,809	3%
Life	1,287	89	59	1,257	5%
Total	$41,116	$8,433	$3,609	$36,292	10%

SCHEDULE VI
Chubb Limited and Subsidiaries
SUPPLEMENTARY INFORMATION CONCERNING PROPERTY AND CASUALTY OPERATIONS

As of and for the years ended December 31, 2023, 2022, and 2021 (in millions of U.S. dollars)
	Deferred Policy Acquisition Costs	Net Reserves for Unpaid Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Net Losses and Loss Expenses Incurred Related to		Amortization of Deferred Policy Acquisition Costs	Net Paid Losses and Loss Expenses	Net Premiums Written
						Current Year	Prior Year
2023	$3,346	$62,238	$22,051	$40,314	$4,181	$24,956	$(856)	$7,391	$21,011	$41,896
2022 - As Adjusted	$2,877	$58,661	$19,713	$36,850	$3,233	$23,680	$(1,108)	$6,480	$19,537	$38,112
2021 - As Adjusted	$2,718	$56,198	$18,496	$33,953	$3,049	$21,986	$(956)	$5,945	$16,948	$35,391