Form 10-Q
period 2024-03-31
Chubb Ltd
filed 2024-04-26
CIK 896159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024
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
+41 (0)43 456 76 00
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, par value CHF 0.50 per share	CB	New York Stock Exchange
Guarantee of Chubb INA Holdings LLC 0.30% Senior Notes due 2024	CB/24A	New York Stock Exchange
Guarantee of Chubb INA Holdings LLC 0.875% Senior Notes due 2027	CB/27	New York Stock Exchange
Guarantee of Chubb INA Holdings LLC 1.55% Senior Notes due 2028	CB/28	New York Stock Exchange
Guarantee of Chubb INA Holdings LLC 0.875% Senior Notes due 2029	CB/29A	New York Stock Exchange
Guarantee of Chubb INA Holdings LLC 1.40% Senior Notes due 2031	CB/31	New York Stock Exchange
Guarantee of Chubb INA Holdings LLC 2.50% Senior Notes due 2038	CB/38A	New York Stock Exchange
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
Yes  ☐                                               No  ☑
The number of registrant’s Common Shares (CHF 0.50 par value) outstanding as of April 19, 2024 was 406,061,045.

CHUBB LIMITED
INDEX TO FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements
CONSOLIDATED BALANCE SHEETS (Unaudited)
Chubb Limited and Subsidiaries

	March 31	December 31
(in millions of U.S. dollars, except share and per share data)	2024	2023
Assets
Investments
Short-term investments, at fair value (amortized cost – $5,108 and $4,551) (includes variable interest entities (VIE) balances of $65 and $217)	$5,107	$4,551
Fixed maturities available-for-sale, at fair value, net of valuation allowance - $115 and $156 (amortized cost – $113,479 and $111,128)	108,289	106,571
Private debt held-for-investment, at amortized cost, net of valuation allowance - $5 and $4	2,708	2,553
Equity securities, at fair value (includes VIE balances of $1,163 and $1,078)	3,769	3,455
Private equities (includes VIE balances of $22 and $21)	14,281	14,078
Other investments (includes VIE balances of $4,408 and $3,773)	6,216	5,527
Total investments	140,370	136,735
Cash, including restricted cash $143 and $172 (includes VIE balances of $127 and $117)	2,651	2,621
Securities lending collateral	1,708	1,299
Accrued investment income	1,090	1,086
Insurance and reinsurance balances receivable, net of valuation allowance - $47 and $53	13,991	13,379
Reinsurance recoverable on losses and loss expenses, net of valuation allowance - $375 and $367	19,109	19,952
Reinsurance recoverable on policy benefits	272	280
Deferred policy acquisition costs	7,537	7,152
Value of business acquired	3,617	3,674
Goodwill	19,696	19,686
Other intangible assets	6,709	6,775
Deferred tax assets	1,761	1,741
Prepaid reinsurance premiums	3,241	3,221
Separate account assets	5,864	5,573
Other assets (includes VIE balances of $14 and $33)	7,251	7,508
Total assets	$234,867	$230,682
Liabilities
Unpaid losses and loss expenses	$80,341	$80,122
Unearned premiums	22,728	22,051
Future policy benefits	14,375	13,888
Market risk benefits	611	771
Policyholders' account balances	7,560	7,462
Separate account liabilities	5,864	5,573
Insurance and reinsurance balances payable	8,505	8,302
Securities lending payable	1,708	1,299
Accounts payable, accrued expenses, and other liabilities (includes VIE balances of $68 and $18)	8,357	8,332
Deferred tax liabilities	1,543	1,555
Repurchase agreements (includes VIE balances of $1,229 and $1,009)	3,022	2,833
Short-term debt	2,265	1,460
Long-term debt	13,248	13,035
Trust preferred securities	309	308
Total liabilities	170,436	166,991
Commitments and contingencies (refer to Note 12)
Shareholders’ equity
Common Shares (CHF 0.50 par value; 431,451,586 shares issued; 406,033,066 and 405,269,637 shares outstanding)	241	241
Common Shares in treasury (25,418,520 and 26,181,949 shares)	(4,461)	(4,400)
Additional paid-in capital	15,188	15,665
Retained earnings	56,953	54,810
Accumulated other comprehensive income (loss) (AOCI)	(7,386)	(6,809)
Total Chubb shareholders’ equity	60,535	59,507
Noncontrolling interests (includes VIE balances of $2,943 and $2,705)	3,896	4,184
Total shareholders' equity	64,431	63,691
Total liabilities and shareholders’ equity	$234,867	$230,682
See accompanying notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended
	March 31
(in millions of U.S. dollars, except per share data)	2024	2023
Revenues
Net premiums written	$12,221	$10,710
Increase in unearned premiums	(638)	(568)
Net premiums earned	11,583	10,142
Net investment income	1,391	1,107
Net realized gains (losses)	(101)	(77)
Market risk benefits gains (losses)	21	(115)
Total revenues	12,894	11,057
Expenses
Losses and loss expenses	5,727	5,148
Policy benefits (includes remeasurement gains (losses) of $(19) and $1)	1,180	797
Policy acquisition costs	2,207	1,948
Administrative expenses	1,070	930
Interest expense	178	160
Other (income) expense	(191)	(296)
Amortization of purchased intangibles	80	72
Cigna integration expenses	7	22
Total expenses	10,258	8,781
Income before income tax	2,636	2,276
Income tax expense	342	384
Net income	$2,294	$1,892
Net income attributable to noncontrolling interests	151	—
Net income attributable to Chubb	$2,143	$1,892
Other comprehensive income (loss)
Change in:
Unrealized appreciation (depreciation)	$(677)	$1,786
Current discount rate on future policy benefits	(53)	(151)
Instrument-specific credit risk on market risk benefits	5	(3)
Cumulative foreign currency translation adjustment	80	(177)
Other, including postretirement benefit liability adjustment	31	(33)
Other comprehensive income (loss), before income tax	(614)	1,422
Income tax (expense) benefit related to OCI items	9	(132)
Other comprehensive income (loss)	(605)	1,290
Comprehensive income	1,689	3,182
Comprehensive income attributable to noncontrolling interests	123	—
Comprehensive income attributable to Chubb	$1,566	$3,182
Earnings per share
Basic earnings per share attributable to Chubb	$5.28	$4.57
Diluted earnings per share attributable to Chubb	$5.23	$4.53
See accompanying notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2024	2023
Common Shares
Balance – beginning and end of period	$241	$10,346
Common Shares in treasury
Balance – beginning of period	(4,400)	(5,113)
Common Shares repurchased	(316)	(428)
Net shares issued under employee share-based compensation plans	255	200
Balance – end of period	(4,461)	(5,341)
Additional paid-in capital
Balance – beginning of period	15,665	7,166
Net shares issued under employee share-based compensation plans	(159)	(211)
Exercise of stock options	(19)	(13)
Share-based compensation expense	82	82
Net decrease due to acquisitions	(31)	—
Funding of dividends declared to Retained earnings	(350)	(344)
Balance – end of period	15,188	6,680
Retained earnings
Balance – beginning of period	54,810	48,305
Net income attributable to Chubb	2,143	1,892
Funding of dividends declared from Additional paid-in capital	350	344
Dividends declared on Common Shares	(350)	(344)
Balance – end of period	56,953	50,197
Accumulated other comprehensive income (loss) (AOCI)
Balance – beginning of period	(6,809)	(10,185)
Other comprehensive income (loss)	(577)	1,290
Balance – end of period	(7,386)	(8,895)
Total Chubb shareholders’ equity	$60,535	$52,987
Noncontrolling interests
Balance – beginning of period	$4,184	$—
Net decrease due to acquisitions	(411)	—
Net income attributable to noncontrolling interests	151	—
Other comprehensive loss attributable to noncontrolling interests	(28)	—
Balance – end of period	$3,896	$—
Total shareholders' equity	$64,431	$52,987
See accompanying notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2024	2023
Cash flows from operating activities
Net income	$2,294	$1,892
Adjustments to reconcile net income to net cash flows from operating activities
Net realized (gains) losses	101	77
Market risk benefits (gains) losses	(21)	115
Amortization of premiums/discounts on fixed maturities	(80)	(14)
Amortization of purchased intangibles	80	72
Equity in net income of partially-owned entities	(184)	(340)
Deferred income taxes	(24)	9
Unpaid losses and loss expenses	175	(14)
Unearned premiums	633	591
Future policy benefits	445	136
Insurance and reinsurance balances payable	155	(9)
Accounts payable, accrued expenses, and other liabilities	(267)	(390)
Income taxes	257	128
Insurance and reinsurance balances receivable	(586)	(402)
Reinsurance recoverable	852	622
Deferred policy acquisition costs	(390)	(254)
Net purchases of investments by consolidated investment products	(404)	—
Other	184	32
Net cash flows from operating activities	3,220	2,251
Cash flows from investing activities
Purchases of fixed maturities available-for-sale	(8,617)	(7,169)
Purchases of fixed maturities held-to-maturity	—	(88)
Purchases of equity securities	(752)	(135)
Sales of fixed maturities available-for-sale	4,368	3,854
Sales of equity securities	520	43
Maturities and redemptions of fixed maturities available-for-sale	2,149	1,541
Maturities and redemptions of fixed maturities held-to-maturity	—	472
Net change in short-term investments	(708)	1,256
Net derivative instruments settlements	(17)	(38)
Private equity contributions	(248)	(384)
Private equity distributions	177	273
Acquisition of subsidiaries	(236)	(23)
Other	(382)	(172)
Net cash flows used for investing activities	(3,746)	(570)
Cash flows from financing activities
Dividends paid on Common Shares	(349)	(345)
Common Shares repurchased	(404)	(545)
Proceeds from issuance of long-term debt	996	—
Proceeds from issuance of repurchase agreements	1,062	1,308
Repayment of long-term debt	—	(475)
Repayment of repurchase agreements	(984)	(1,307)
Proceeds from share-based compensation plans	163	55
Policyholder contract deposits	336	95
Policyholder contract withdrawals	(245)	(101)
Third-party capital invested into consolidated investment products	509	—
Third-party capital distributed by consolidated investment products	(413)	—
Other	(109)	(109)
Net cash flows from (used for) financing activities	562	(1,424)
Effect of foreign currency rate changes on cash and restricted cash	(6)	(2)
Net increase in cash and restricted cash	30	255
Cash and restricted cash – beginning of period	2,621	2,127
Cash and restricted cash – end of period	$2,651	$2,382
Supplemental cash flow information
Taxes paid	$89	$219
Interest paid	$112	$99
See accompanying notes to the Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Chubb Limited and Subsidiaries

1. General and significant accounting policies

a) Basis of presentation
Chubb Limited is a holding company incorporated in Zurich, Switzerland. Chubb Limited, through its subsidiaries, provides a broad range of insurance and reinsurance products to insureds worldwide. Our results are reported through the following business segments: North America Commercial P&C Insurance, North America Personal P&C Insurance, North America Agricultural Insurance, Overseas General Insurance, Global Reinsurance, and Life Insurance. Refer to Note 17 for additional information.

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

On July 1, 2023, Chubb discontinued equity method accounting for its investment in Huatai Group upon obtaining a controlling interest and applied consolidation accounting. Therefore, effective July 1, 2023, business activity for, and the financial position of, Huatai Group is reported at 100 percent on the Consolidated Financial Statements. At March 31, 2024, and December 31, 2023, our aggregate ownership interest in Huatai Group was approximately 85.5 percent and 76.5 percent, respectively. The relevant amounts attributable to shareholders other than Chubb are reflected in the Consolidated Financial Statements under the captions Noncontrolling interests, Net income (loss) attributable to noncontrolling interests, and Comprehensive income (loss) attributable to noncontrolling interests. Refer to Note 2 for additional information on the acquisition of Huatai Group.

Huatai Group's life insurance and asset management businesses are included in the Life Insurance segment, and Huatai Group's P&C business is included in the Overseas General Insurance segment. Results for Huatai Group's non-insurance operations, comprising real estate and holding company activity, are included in Corporate.

The results of operations and cash flows for any interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2023 Form 10-K.

b) Goodwill
During the three months ended March 31, 2024, Goodwill increased $10 million, primarily reflecting the impact of foreign exchange.

c) New Accounting Pronouncements

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

On July 1, 2023, Chubb increased ownership interest from approximately 64.2 percent to approximately 69.6 percent. At that time, Chubb discontinued the equity method of accounting and applied consolidation accounting. Refer to Note 2 to the Consolidated Financial Statements in our 2023 Form 10-K for additional information.

In the first quarter of 2024, we closed on incremental ownership interests of approximately 9.0 percent for $555 million, $319 million of which was previously paid prior to 2024, and $236 million was paid in 2024. Our aggregate ownership interest in Huatai Group was approximately 85.5 percent as of March 31, 2024. Chubb has outstanding agreements for approximately 0.6 percent of incremental ownership interests, pending completion of certain closing conditions. We have paid deposits of $12 million related to these outstanding agreements, with approximately $24 million remaining to be paid upon closing, based on current exchange rates.

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

Three Months Ended
Pro forma:	March 31
(in millions of U.S. dollars)	2023
Net premiums earned	$10,553
Total revenues	$11,529
Net income	$1,900
Net income attributable to Chubb	$1,890

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

3. Investments

a) Fixed maturities

March 31, 2024	Amortized Cost	Valuation Allowance	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
(in millions of U.S. dollars)
Available-for-sale
U.S. Treasury / Agency	$3,058	$—	$5	$(164)	$2,899
Non-U.S.	36,962	(41)	605	(1,381)	36,145
Corporate and asset-backed securities	45,567	(73)	306	(2,353)	43,447
Mortgage-backed securities	25,696	(1)	89	(2,029)	23,755
Municipal	2,196	—	7	(160)	2,043
	$113,479	$(115)	$1,012	$(6,087)	$108,289

December 31, 2023	Amortized Cost	Valuation Allowance	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
(in millions of U.S. dollars)
Available-for-sale
U.S. Treasury / Agency	$3,721	$—	$13	$(144)	$3,590
Non-U.S.	35,918	(49)	592	(1,297)	35,164
Corporate and asset-backed securities	44,695	(104)	390	(2,151)	42,830
Mortgage-backed securities	23,720	(3)	143	(1,802)	22,058
Municipal	3,074	—	10	(155)	2,929
	$111,128	$(156)	$1,148	$(5,549)	$106,571

The following table presents fixed maturities by contractual maturity:

	March 31, 2024		December 31, 2023
(in millions of U.S. dollars)	Net Carrying Value	Fair Value	Net Carrying Value	Fair Value
Available-for-sale
Due in 1 year or less	$4,521	$4,521	$4,729	$4,729
Due after 1 year through 5 years	33,533	33,533	33,573	33,573
Due after 5 years through 10 years	28,198	28,198	28,480	28,480
Due after 10 years	18,282	18,282	17,731	17,731
	84,534	84,534	84,513	84,513
Mortgage-backed securities	23,755	23,755	22,058	22,058
	$108,289	$108,289	$106,571	$106,571

Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

b) Gross unrealized loss
Fixed maturities in an unrealized loss position at March 31, 2024, and December 31, 2023, comprised both investment grade and below investment grade securities for which fair value declined, principally due to rising interest rates since the date of purchase. Refer to Note 1 f) in the 2023 Form 10-K for further information on factors considered in the evaluation of expected credit losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following tables present, for available-for-sale (AFS) fixed maturities in an unrealized loss position (including securities on loan) that are not deemed to have expected credit losses, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	0 – 12 Months		Over 12 Months		Total
March 31, 2024	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. Treasury / Agency	$632	$(13)	$2,007	$(151)	$2,639	$(164)
Non-U.S.	3,793	(64)	15,928	(1,079)	19,721	(1,143)
Corporate and asset-backed securities	4,675	(71)	19,646	(1,487)	24,321	(1,558)
Mortgage-backed securities	4,907	(82)	13,783	(1,919)	18,690	(2,001)
Municipal	443	(12)	1,218	(148)	1,661	(160)
Total AFS fixed maturities	$14,450	$(242)	$52,582	$(4,784)	$67,032	$(5,026)

	0 – 12 Months		Over 12 Months		Total
December 31, 2023	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. Treasury / Agency	$463	$(9)	$2,504	$(135)	$2,967	$(144)
Non-U.S.	2,464	(43)	15,971	(957)	18,435	(1,000)
Corporate and asset-backed securities	2,866	(51)	20,334	(1,194)	23,200	(1,245)
Mortgage-backed securities	1,659	(58)	13,831	(1,706)	15,490	(1,764)
Municipal	1,117	(15)	1,310	(137)	2,427	(152)
Total AFS fixed maturities	$8,569	$(176)	$53,950	$(4,129)	$62,519	$(4,305)

At March 31, 2024, the tax benefit on certain unrealized losses in our investment portfolio was reduced by a valuation allowance of $543 million necessary due to limitations on the utilization of these losses. As part of evaluating whether it was more likely than not that we could realize these losses, we considered realized gains, carryback ability and available tax planning strategies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents a roll-forward of valuation allowance for expected credit losses on fixed maturities:

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2024	2023
Available-for-sale
Valuation allowance for expected credit losses - beginning of period	$156	$169
Provision for expected credit loss	31	59
Write-offs charged against the expected credit loss	(5)	(2)
Recovery of expected credit loss	(67)	(58)
Valuation allowance for expected credit losses - end of period	$115	$168
Held-to-maturity
Valuation allowance for expected credit losses - beginning of period	$—	$34
Recovery of expected credit loss	—	(1)
Valuation allowance for expected credit losses - end of period	$—	$33
Private debt held-for-investment
Valuation allowance for expected credit losses - beginning of period	$4	$—
Provision for expected credit loss	1	—
Valuation allowance for expected credit losses - end of period	$5	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

c) Net realized gains (losses)

The following table presents the components of net realized gains (losses):

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2024	2023
Fixed maturities:
Gross realized gains	$16	$2
Gross realized losses	(141)	(159)
Other investments - Fixed maturities	168	—
Net (provision for) recovery of expected credit losses	40	2
Impairment (1)	(34)	(25)
Total fixed maturities	49	(180)
Equity securities	3	11
Private equities (less than 3 percent ownership)	31	15
Foreign exchange	(131)	131
Investment and embedded derivative instruments	(43)	(46)
Other derivative instruments	(2)	(1)
Other	(8)	(7)
Net realized gains (losses) (pre-tax)	$(101)	$(77)
(1)Relates to certain securities we intended to sell and securities written to market entering default.

Realized gains and losses from Other investments, Equity securities and Private equities from the table above include sales of securities and unrealized gains and losses from fair value changes as follows:

					Three Months Ended
					March 31
	2024				2023
(in millions of U.S. dollars)	Equity Securities	Other Investments	Private Equities	Total	Equity Securities	Private Equities	Total
Net gains (losses) recognized during the period	$3	$168	$31	$202	$11	$15	$26
Less: Net gains (losses) recognized from sales of securities	(3)	—	—	(3)	(5)	—	(5)
Unrealized gains (losses) recognized for securities still held at reporting date	$6	$168	$31	$205	$16	$15	$31

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

d) Private equities
Private equities include investment funds and limited partnerships measured at fair value using net asset value (NAV) as a practical expedient. The following table presents, by investment category, the expected liquidation period, fair value, and maximum future funding commitments for private equities:

	Expected Liquidation Period of Underlying Assets	March 31, 2024		December 31, 2023
(in millions of U.S. dollars)		Fair Value	Maximum Future Funding Commitments	Fair Value	Maximum Future Funding Commitments
Financial	2 to 10 Years	$1,289	$341	$1,241	$364
Real assets	2 to 13 Years	2,095	424	2,137	445
Distressed	2 to 8 Years	1,218	928	1,206	936
Private credit	3 to 8 Years	328	296	331	298
Traditional	2 to 14 Years	9,052	3,916	8,873	4,167
Vintage	1 to 3 Years	67	—	72	—
Investment funds	Not Applicable	232	—	218	—
		$14,281	$5,905	$14,078	$6,210

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

e) Restricted assets
Chubb is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutory regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. Chubb is also required to restrict assets pledged under repurchase agreements, which represent Chubb's agreement to sell securities and repurchase them at a future date for a predetermined price. We use trust funds in certain large reinsurance transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit (LOC) requirements. We have investments in segregated portfolios primarily to provide collateral or guarantees for LOC and derivative transactions. Included in restricted assets at March

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

31, 2024, and December 31, 2023, are investments, primarily fixed maturities, totaling $18,568 million and $18,242 million, respectively, and cash of $143 million and $172 million, respectively.
The following table presents the components of restricted assets:

	March 31	December 31
(in millions of U.S. dollars)	2024	2023
Trust funds	$8,626	$8,482
Deposits with U.S. regulatory authorities	2,488	2,544
Deposits with non-U.S. regulatory authorities	3,595	3,584
Assets pledged under repurchase agreements	3,097	2,924
Other pledged assets	905	880
Total	$18,711	$18,414
f) Variable interest entities (VIEs)
Consolidated VIEs
Certain subsidiaries of Huatai Group are the investment manager of, and maintain investments in, sponsored investment products that are considered Variable interest entities. We have determined that we are the primary beneficiary and consolidate these investment products if we hold at least 10 percent ownership. Refer to Note 1 g) of our 2023 Form 10-K for further information on our consolidation criteria. The assets of these VIEs are not available to our creditors, and the investors in these VIEs have no recourse to Chubb in excess of the assets contained within the VIEs. Our economic exposures are limited to our investments based on our ownership interest in these VIEs. Our total exposure to these consolidated investment products represents the value of our economic ownership interest.
Unconsolidated VIEs
We do not consolidate sponsored investment products where we have determined that we are not the primary beneficiary. The carrying value of these investments at March 31, 2024, and December 31, 2023, was $140 million and $153 million, respectively, and our maximum risk of loss approximates the carrying amount. These investments are classified within Equity securities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

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

Fixed maturities
We use pricing services to estimate fair value measurements for the majority of our fixed maturities. The pricing services use market quotations for fixed maturities that have quoted prices in active markets; such securities are classified within Level 1. For fixed maturities other than U.S. Treasury securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements using their pricing applications or pricing models, which include available relevant market information, benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. Additional valuation factors that can be taken into account are nominal spreads, dollar basis, and liquidity adjustments. The pricing services evaluate each asset class based on relevant market and credit information, perceived market movements, and sector news. The market inputs used in the pricing evaluation, listed in the approximate order of priority include: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, and industry and economic events. The extent of the use of each input is dependent on the asset class and the market conditions. Given the asset class, the priority of the use of inputs may change, or some market inputs may not be relevant. Additionally, fixed maturities valuation is more subjective when markets are less liquid due to the lack of market-based inputs (i.e., stale pricing) and may require the use of models to be priced. The lack of market-based inputs may increase the potential that an investment's estimated fair value is not reflective of the price at which an actual transaction would occur. The overwhelming majority of fixed maturities are classified within Level 2 because the most significant inputs used in the pricing techniques are observable. For a small number of fixed maturities, we obtain a single broker quote (typically from a market maker). Due to the disclaimers on the quotes that indicate that the price is indicative only, we include these fair value estimates in Level 3.

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

Other derivative instruments
We maintain positions in exchange-traded equity futures contracts designed to limit exposure to a severe equity market decline, which would cause an increase in expected market risk benefits (MRB) claims, and therefore, an increase in MRB reserves. Our positions in exchange-traded equity futures contracts are classified within Level 1. The fair value of the majority of the remaining positions in other derivative instruments is based on significant observable inputs including equity security and interest rate indices. Accordingly, these are classified within Level 2. Other derivative instruments based on unobservable inputs are classified within Level 3. Other derivative instruments are recorded in either Other assets or Accounts payable, accrued expenses, and other liabilities in the Consolidated balance sheets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Financial instruments measured at fair value on a recurring basis, by valuation hierarchy

March 31, 2024	Level 1	Level 2	Level 3	Total
(in millions of U.S. dollars)
Assets:
Fixed maturities available-for-sale
U.S. Treasury / Agency	$2,251	$648	$—	$2,899
Non-U.S.	—	35,427	718	36,145
Corporate and asset-backed securities	—	40,789	2,658	43,447
Mortgage-backed securities	—	23,748	7	23,755
Municipal	—	2,043	—	2,043
	2,251	102,655	3,383	108,289
Equity securities	3,668	—	101	3,769
Short-term investments	3,292	1,810	5	5,107
Other investments (1)	583	4,897	—	5,480
Securities lending collateral	—	1,708	—	1,708
Investment derivatives	28	—	—	28
Derivatives designated as hedging instruments	—	149	—	149
Other derivative instruments	1	—	—	1
Separate account assets	5,775	89	—	5,864
Total assets measured at fair value (1)(2)	$15,598	$111,308	$3,489	$130,395
Liabilities:
Investment derivatives	$144	$—	$—	$144
Derivatives designated as hedging instruments	—	110	—	110
Other derivative instruments	22	6	—	28
Market risk benefits (3)	—	—	611	611
Total liabilities measured at fair value	$166	$116	$611	$893
(1)Excluded from the table above are other investments of $736 million, principally policy loans at March 31, 2024, measured using NAV as a practical expedient.
(2)Excluded from the table above are Private equities of $14,281 million at March 31, 2024, measured using NAV as a practical expedient.
(3)Refer to Note 10 for additional information on Market risk benefits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

December 31, 2023	Level 1	Level 2	Level 3	Total
(in millions of U.S. dollars)
Assets:
Fixed maturities available-for-sale
U.S. Treasury / Agency	$2,911	$679	$—	$3,590
Non-U.S.	—	34,472	692	35,164
Corporate and asset-backed securities	—	40,208	2,622	42,830
Mortgage-backed securities	—	22,051	7	22,058
Municipal	—	2,929	—	2,929
	2,911	100,339	3,321	106,571
Equity securities	3,368	—	87	3,455
Short-term investments	1,915	2,633	3	4,551
Other investments (1)	589	4,236	—	4,825
Securities lending collateral	—	1,299	—	1,299
Investment derivatives	54	—	—	54
Derivatives designated as hedging instruments	—	136	—	136
Separate account assets	5,482	91	—	5,573
Total assets measured at fair value (1)(2)	$14,319	$108,734	$3,411	$126,464
Liabilities:
Investment derivatives	$136	$—	$—	$136
Derivatives designated as hedging instruments	—	128	—	128
Other derivative instruments	37	5	—	42
Market risk benefits (3)	—	—	771	771
Total liabilities measured at fair value	$173	$133	$771	$1,077
(1)Excluded from the table above are other investments of $702 million, principally policy loans at December 31, 2023, measured using NAV as a practical expedient.
(2)Excluded from the table above are Private equities of $14,078 million at December 31, 2023, measured using NAV as a practical expedient.
(3)Refer to Note 10 for additional information on Market risk benefits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Level 3 financial instruments

The following tables present a reconciliation of the beginning and ending balances of financial instruments measured at fair value using significant unobservable inputs (Level 3).

Three Months Ended March 31, 2024 (in millions of U.S. dollars)	Available-for-Sale Debt Securities			Equity securities	Short-term investments
	Non-U.S.	Corporate and asset- backed securities	Mortgage-backed securities

Balance, beginning of period	$692	$2,622	$7	$87	$3
Transfers into Level 3	1	1	—	—	—
Transfers out of Level 3	(4)	(3)	—	—	—
Change in Net Unrealized Gains (Losses) in OCI	14	6	—	—	—
Net Realized Gains (Losses)	—	—	—	(3)	—
Purchases	72	143	—	18	4
Sales	(20)	(20)	—	(1)	—
Settlements	(37)	(91)	—	—	(2)
Balance, end of period	$718	$2,658	$7	$101	$5
Net Realized Gains (Losses) Attributable to Changes in Fair Value at the Balance Sheet date	$—	$—	$—	$(2)	$—
Change in Net Unrealized Gains (Losses) included in OCI at the Balance Sheet date	$13	$6	$—	$—	$—

Three Months Ended March 31, 2023 (in millions of U.S. dollars)	Available-for-Sale Debt Securities			Equity securities	Short-term investments
	Non-U.S.	Corporate and asset- backed securities	Mortgage-backed securities

Balance, beginning of period	$564	$2,449	$11	$90	$3
Transfers out of Level 3	—	(11)	—	—	—
Change in Net Unrealized Gains (Losses) in OCI	(4)	(2)	—	—	(1)
Net Realized Gains (Losses)	—	2	—	(4)	—
Purchases	43	205	—	7	5
Sales	(31)	(20)	—	(5)	—
Settlements	(11)	(79)	(1)	—	—
Balance, end of period	$561	$2,544	$10	$88	$7
Net Realized Gains (Losses) Attributable to Changes in Fair Value at the Balance Sheet date	$—	$4	$—	$(3)	$—
Change in Net Unrealized Gains (Losses) included in OCI at the Balance Sheet date	$(6)	$(5)	$—	$—	$(1)
Excluded from the tables above is the reconciliation of Market risk benefits, which are presented in Note 10 Market risk benefits. Refer to Note 10 for additional information.

b) Financial instruments disclosed, but not measured, at fair value
Chubb uses various financial instruments in the normal course of its business. Our insurance contracts are excluded from fair value of financial instruments accounting guidance, and therefore, are not included in the amounts discussed below.

The carrying values of cash, other assets, other liabilities, and other financial instruments not included below approximated their fair values. Refer to the 2023 Form 10-K for information on the fair value methods and assumptions for private debt held-for-investment, short-term and long-term debt, repurchase agreements, and trust-preferred securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following tables present fair value, by valuation hierarchy, and carrying value of the financial instruments not measured at fair value:

March 31, 2024	Fair Value				Net Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Private debt held-for-investment	$—	$—	$2,733	$2,733	$2,708
Total assets	$—	$—	$2,733	$2,733	$2,708
Liabilities:
Repurchase agreements	$—	$3,022	$—	$3,022	$3,022
Short-term debt	—	2,228	—	2,228	2,265
Long-term debt	—	11,930	—	11,930	13,248
Trust preferred securities	—	365	—	365	309
Total liabilities	$—	$17,545	$—	$17,545	$18,844

December 31, 2023	Fair Value				Net Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Private debt held-for-investment	$—	$—	$2,560	$2,560	$2,553
Total assets	$—	$—	$2,560	$2,560	$2,553
Liabilities:
Repurchase agreements	$—	$2,833	$—	$2,833	$2,833
Short-term debt	—	1,431	—	1,431	1,460
Long-term debt	—	11,924	—	11,924	13,035
Trust preferred securities	—	365	—	365	308
Total liabilities	$—	$16,553	$—	$16,553	$17,636

5. Reinsurance

Reinsurance recoverable on ceded reinsurance

	March 31, 2024		December 31, 2023
(in millions of U.S. dollars)	Net Reinsurance Recoverable (1)	Valuation allowance	Net Reinsurance Recoverable (1)	Valuation allowance
Reinsurance recoverable on unpaid losses and loss expenses	$17,163	$290	$17,884	$285
Reinsurance recoverable on paid losses and loss expenses	1,946	85	2,068	82
Reinsurance recoverable on losses and loss expenses	$19,109	$375	$19,952	$367
Reinsurance recoverable on policy benefits	$272	$—	$280	$—
(1)Net of valuation allowance for uncollectible reinsurance.

The decrease in Reinsurance recoverable on losses and loss expenses was primarily due to a seasonal decrease in crop recoverables and a commutation in connection with a large structured transaction during the quarter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents a roll-forward of valuation allowance for uncollectible reinsurance related to Reinsurance recoverable on losses and loss expenses:

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2024	2023
Valuation allowance for uncollectible reinsurance - beginning of period	$367	$351
Provision for uncollectible reinsurance	8	5
Write-offs charged against the valuation allowance	—	(5)
Valuation allowance for uncollectible reinsurance - end of period	$375	$351
For additional information, refer to Note 1 e) to the Consolidated Financial Statements of our 2023 Form 10-K.

6. Deferred acquisition costs
Deferred acquisition costs comprise capitalized costs on short-duration contracts of $3,510 million and $3,003 million and long-duration contracts of $4,027 million and $3,293 million at March 31, 2024, and 2023, respectively.

The following tables present a roll-forward of deferred acquisitions costs on long-duration contracts included in the Life Insurance segment:

	Three Months Ended March 31, 2024
(in millions of U.S. dollars)	Term Life	Universal Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$402	$674	$534	$1,301	$274	$3,185
Capitalizations	47	33	85	158	16	339
Amortization expense	(28)	(20)	(8)	(41)	(7)	(104)
Other (including foreign exchange)	(8)	1	(3)	3	(2)	(9)
Balance - end of period	$413	$688	$608	$1,421	$281	$3,411
Overseas General Insurance segment excluded from table						616
Total deferred acquisition costs on long-duration contracts						$4,027

	Three Months Ended March 31, 2023
(in millions of U.S. dollars)	Term Life	Universal Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$324	$639	$392	$891	$268	$2,514
Capitalizations	42	25	28	123	4	222
Amortization expense	(24)	(19)	(5)	(30)	(6)	(84)
Other (including foreign exchange)	7	(1)	9	(15)	(1)	(1)
Balance - end of period	$349	$644	$424	$969	$265	$2,651
Overseas General Insurance segment excluded from table						642
Total deferred acquisition costs on long-duration contracts						$3,293

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

7. Unpaid losses and loss expenses

The following table presents a reconciliation of beginning and ending Unpaid losses and loss expenses:

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2024	2023
Gross unpaid losses and loss expenses – beginning of period	$80,122	$75,747
Reinsurance recoverable on unpaid losses – beginning of period (1)	(17,884)	(17,086)
Net unpaid losses and loss expenses – beginning of period	62,238	58,661
Net losses and loss expenses incurred in respect of losses occurring in:
Current year	5,980	5,336
Prior years (2)	(253)	(188)
Total	5,727	5,148
Net losses and loss expenses paid in respect of losses occurring in:
Current year	767	805
Prior years	4,055	3,911
Total	4,822	4,716
Foreign currency revaluation and other	35	(196)
Net unpaid losses and loss expenses – end of period	63,178	58,897
Reinsurance recoverable on unpaid losses (1)	17,163	16,520
Gross unpaid losses and loss expenses – end of period	$80,341	$75,417
(1)    Net of valuation allowance for uncollectible reinsurance.
(2)    Relates to prior period loss reserve development only and excludes prior period development related to reinstatement premiums, expense adjustments, earned premiums, and A&H long-duration lines totaling $46 million and $(8) million for the three months ended March 31, 2024 and 2023, respectively.

Net unpaid losses and loss expenses increased $940 million for the three months ended March 31, 2024, principally reflecting underlying exposure growth and the impact of a reinsurance commutation in connection with a large structured transaction during the quarter, partially offset by the impact of favorable prior period development and crop activity.

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

	Three Months Ended March 31
(in millions of U.S. dollars)	Long-tail	Short-tail	Total
2024
North America Commercial P&C Insurance	$96	$(144)	$(48)
North America Personal P&C Insurance	—	(52)	(52)
North America Agricultural Insurance	—	(28)	(28)
Overseas General Insurance	(1)	(88)	(89)
Global Reinsurance	—	1	1
Corporate	9	—	9
Total	$104	$(311)	$(207)
2023
North America Commercial P&C Insurance	$9	$(81)	$(72)
North America Personal P&C Insurance	—	17	17
North America Agricultural Insurance	—	—	—
Overseas General Insurance	—	(143)	(143)
Global Reinsurance	—	(8)	(8)
Corporate	10	—	10
Total	$19	$(215)	$(196)
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
North America Commercial P&C Insurance. Net favorable development for the three months ended March 31, 2024, included $74 million in surety lines and $62 million in property and marine lines due to lower-than-expected loss development. The favorable development was partially offset by net adverse development of $102 million in commercial excess and umbrella lines, driven by higher-than-expected loss development.
Net favorable development for the three months ended March 31, 2023, was $72 million favorable with $81 million favorable in short-tail lines and $9 million adverse in long-tail lines. The short tail development was primarily in surety and A&H, partially offset by adverse development in property and marine due to the net impact of positive development from Hurricane Ian and negative development from Winter Storm Elliott. The long-tail development was the net of favorable developments in specialty casualty and workers comp due to lower than expected paid and reported loss activity offset by adverse development in general liability and certain financial lines due to higher-than-expected development.
Overseas General Insurance. Net favorable development for the three months ended March 31, 2024, was $89 million, which included $58 million in property lines driven by favorable development across all regions, primarily in accident years 2020 through 2023.
Net favorable development for the three months ended March 31, 2023 included $85 million in property lines, driven by lower-than-expected catastrophe loss development activity of $43 million in accident year 2022, and non-catastrophe loss emergence in Continental Europe and the U.K.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

8. Future policy benefits

The following tables present a roll-forward of the liability for future policy benefits included in the Life Insurance segment:

Present Value of Expected Net Premiums	Three Months Ended March 31, 2024
(in millions of U.S. dollars)	Term Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$1,590	$3,950	$10,432	$64	$16,036
Beginning balance at original discount rate	1,992	3,945	10,692	64	16,693
Effect of changes in cash flow assumptions	6	70	109	—	185
Effect of actual variances from expected experience	(1)	22	(37)	—	(16)
Adjusted beginning of period balance	1,997	4,037	10,764	64	16,862
Issuances	65	295	697	2	1,059
Interest accrual	14	27	133	—	174
Net premiums collected (1)	(57)	(310)	(363)	(7)	(737)
Other (including foreign exchange)	(5)	(4)	82	—	73
Ending balance at original discount rate	2,014	4,045	11,313	59	17,431
Effect of changes in discount rate assumptions	(407)	18	(295)	—	(684)
Balance – end of period	$1,607	$4,063	$11,018	$59	$16,747
(1)Net premiums collected represent the portion of gross premiums collected from policyholders that is used to fund expected benefit.

Present Value of Expected Future Policy Benefits	Three Months Ended March 31, 2024
(in millions of U.S. dollars)	Term Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$2,254	$10,063	$14,650	$495	$27,462
Beginning balance at original discount rate	2,749	9,991	15,071	492	28,303
Effect of changes in cash flow assumptions	8	86	100	—	194
Effect of actual variances from expected experience	3	27	(36)	—	(6)
Adjusted beginning of period balance	2,760	10,104	15,135	492	28,491
Issuances	65	295	697	2	1,059
Interest accrual	19	74	164	3	260
Benefits payments	(59)	(87)	(398)	(6)	(550)
Other (including foreign exchange)	30	(2)	114	21	163
Ending balance at original discount rate	2,815	10,384	15,712	512	29,423
Effect of changes in discount rate assumptions	(516)	184	(487)	18	(801)
Balance – end of period	$2,299	$10,568	$15,225	$530	$28,622

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Liability for Future Policy Benefits, Life Insurance Segment	March 31, 2024
(in millions of U.S. dollars)	Term Life	Whole Life	A&H	Other	Total
Net liability for future policy benefits	$692	$6,505	$4,207	$471	$11,875
Deferred profit liability	254	904	174	19	1,351
Net liability for future policy benefits, before reinsurance recoverable	946	7,409	4,381	490	13,226
Less: Reinsurance recoverable on future policy benefits	107	45	113	1	266
Net liability for future policy benefits, after reinsurance recoverable	$839	$7,364	$4,268	$489	$12,960
Weighted average duration (years)	10.2	25.6	10.1	15.1	19.3

Present Value of Expected Net Premiums	Three Months Ended March 31, 2023
(in millions of U.S. dollars)	Term Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$1,806	$2,308	$10,711	$42	$14,867
Beginning balance at original discount rate	1,867	2,361	11,258	43	15,529
Effect of changes in cash flow assumptions	17	(1)	(786)	1	(769)
Effect of actual variances from expected experience	(6)	(8)	(89)	(1)	(104)
Adjusted beginning of period balance	1,878	2,352	10,383	43	14,656
Issuances	36	69	288	1	394
Interest accrual	28	18	125	—	171
Net premiums collected (1)	(44)	(82)	(327)	(6)	(459)
Other (including foreign exchange)	35	8	(139)	1	(95)
Ending balance at original discount rate	1,933	2,365	10,330	39	14,667
Effect of changes in discount rate assumptions	(48)	(8)	(263)	—	(319)
Balance – end of period	$1,885	$2,357	$10,067	$39	$14,348
(1)Net premiums collected represent the portion of gross premiums collected from policyholders that is used to fund expected benefit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Present Value of Expected Future Policy Benefits	Three Months Ended March 31, 2023
(in millions of U.S. dollars)	Term Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$2,321	$5,696	$15,038	$269	$23,324
Beginning balance at original discount rate	2,447	5,874	15,855	280	24,456
Effect of changes in cash flow assumptions	20	(1)	(798)	3	(776)
Effect of actual variances from expected experience	(3)	(7)	(87)	(1)	(98)
Adjusted beginning of period balance	2,464	5,866	14,970	282	23,582
Issuances	36	69	288	1	394
Interest accrual	32	52	156	2	242
Benefit payments	(46)	(65)	(362)	(3)	(476)
Other (including foreign exchange)	72	28	(153)	(14)	(67)
Ending balance at original discount rate	2,558	5,950	14,899	268	23,675
Effect of changes in discount rate assumptions	(118)	(42)	(463)	—	(623)
Balance – end of period	$2,440	$5,908	$14,436	$268	$23,052

Liability for Future Policy Benefits, Life Insurance Segment	March 31, 2023
(in millions of U.S. dollars)	Term Life	Whole Life	A&H	Other	Total
Net liability for future policy benefits	$555	$3,551	$4,369	$229	$8,704
Deferred profit liability	223	581	135	13	952
Net liability for future policy benefits, before reinsurance recoverable	778	4,132	4,504	242	9,656
Less: Reinsurance recoverable on future policy benefits	105	33	112	—	250
Net liability for future policy benefits, after reinsurance recoverable	$673	$4,099	$4,392	$242	$9,406
Weighted average duration (years)	9.4	25.3	10.7	14.5	17.7

The following table presents a reconciliation of the roll-forwards above to the Future policy benefits liability presented in the Consolidated balance sheets.

	March 31
(in millions of U.S. dollars)	2024	2023
Net liability for future policy benefits, Life Insurance segment	$11,875	$8,704
Other (1)	1,149	1,126
Deferred profit liability	1,351	952
Liability for future policy benefits, per consolidated balance sheet	$14,375	$10,782
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents the amount of undiscounted and discounted expected gross premiums and expected future policy benefit payments included in the Life Insurance segment:

	March 31	March 31
(in millions of U.S. dollars)	2024	2023
Term Life
Undiscounted expected future benefit payments	$4,358	$4,041
Undiscounted expected future gross premiums	7,291	6,452
Discounted expected future benefit payments	2,299	2,440
Discounted expected future gross premiums	3,909	3,773
Whole Life
Undiscounted expected future benefit payments	24,834	16,446
Undiscounted expected future gross premiums	9,593	6,895
Discounted expected future benefit payments	10,568	5,908
Discounted expected future gross premiums	7,774	5,398
A&H
Undiscounted expected future benefit payments	26,475	23,186
Undiscounted expected future gross premiums	39,002	33,809
Discounted expected future benefit payments	15,225	14,436
Discounted expected future gross premiums	22,975	20,766
Other
Undiscounted expected future benefit payments	901	342
Undiscounted expected future gross premiums	94	97
Discounted expected future benefit payments	530	268
Discounted expected future gross premiums	$83	$87

The following table presents the amount of revenue and interest recognized in the Consolidated statement of operations for the Life Insurance segment:

	Gross Premiums or Assessments		Interest Accretion
	Three Months Ended		Three Months Ended
	March 31		March 31
(in millions of U.S. dollars)	2024	2023	2024	2023
Life Insurance
Term Life	$167	$160	$5	$4
Whole Life	530	230	47	34
A&H	753	733	31	31
Other	20	17	3	2
Total	$1,470	$1,140	$86	$71

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents the weighted-average interest rates for the Life Insurance segment:

	Interest Accretion Rate		Current Discount Rate
	March 31		March 31
	2024	2023	2024	2023
Life Insurance
Term Life	2.9%	2.8%	5.7%	5.7%
Whole Life	3.2%	4.0%	4.5%	5.2%
A&H	3.7%	3.8%	6.3%	6.2%
Other	2.6%	3.8%	3.8%	4.8%

9. Policyholders' account balances, Separate accounts, and Unearned revenue liabilities

Policyholders' account balances
The following tables present a roll-forward of policyholders' account balances:

	Three Months Ended March 31, 2024
(in millions of U.S. dollars)	Universal Life	Annuities (2)	Other (3)	Total
Balance – beginning of period	$1,876	$2,411	$2,502	$6,789
Premiums received	72	131	131	334
Policy charges (1)	(34)	—	(2)	(36)
Surrenders and withdrawals	(32)	(10)	(77)	(119)
Benefit payments (4)	(54)	(59)	(3)	(116)
Interest credited	13	16	14	43
Other (including foreign exchange)	(1)	(5)	(9)	(15)
Balance – end of period	$1,840	$2,484	$2,556	$6,880
Unearned revenue liability				680
Policyholders' account liability, per consolidated balance sheet				$7,560
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended March 31, 2023
(in millions of U.S. dollars)	Universal Life	Other (2)	Total
Balance – beginning of period	$1,199	$1,374	$2,573
Premiums received	50	18	68
Policy charges (1)	(30)	(4)	(34)
Surrenders and withdrawals	(15)	(8)	(23)
Benefit payments (3)	(4)	(6)	(10)
Interest credited	8	8	16
Other (including foreign exchange)	—	3	3
Balance – end of period	$1,208	$1,385	$2,593
Unearned revenue liability			585
Policyholders' account liability, per consolidated balance sheet			$3,178
(1)Contracts included in the policyholder account balances are generally charged a premium and/or monthly assessments on the basis of the account balance.
(2)Other primarily comprises policyholder account balances related to investment linked products including endowment and investment contracts, none of which bear significant insurance risk.
(3)Includes benefit payments upon maturity as well as death benefits.

	March 31
	2024			2023
(in millions of U.S. dollars, except for percentages)	Universal Life	Annuities	Other	Universal Life	Other
Weighted-average crediting rate	2.9%	2.6%	2.5%	2.6%	3.0%
Net amount at risk (1)	$12,014	$—	$499	$11,394	$156
Cash Surrender Value	$1,623	$1,605	$2,239	$1,005	$1,075
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

The following tables present the balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimum:

Universal Life

	March 31, 2024
(in millions of U.S. dollars)	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Guaranteed minimum crediting rates
Up to 2.00%	$482	$—	$39	$49	$570
2.01% – 4.00%	67	461	728	—	1,256
Greater than 4.00%	14	—	—	—	14
Total	$563	$461	$767	$49	$1,840

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	March 31, 2023
(in millions of U.S. dollars)	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Guaranteed minimum crediting rates
Up to 2.00%	$455	$—	$32	$7	$494
2.01% – 4.00%	69	345	280	—	694
Greater than 4.00%	20	—	—	—	20
Total	$544	$345	$312	$7	$1,208

Annuities

	March 31, 2024
(in millions of U.S. dollars)	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Guaranteed minimum crediting rates
Up to 2.00%	$720	$—	$1,624	$1	$2,345
2.01% – 4.00%	139	—	—	—	139
Greater than 4.00%	—	—	—	—	—
Total	$859	$—	$1,624	$1	$2,484

Other policyholders' account balances

	March 31, 2024
(in millions of U.S. dollars)	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Guaranteed minimum crediting rates
Up to 2.00%	$789	$—	$243	$533	$1,565
2.01% – 4.00%	378	613	—	—	991
Greater than 4.00%	—	—	—	—	—
Total	$1,167	$613	$243	$533	$2,556

	March 31, 2023
(in millions of U.S. dollars)	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Guaranteed minimum crediting rates
Up to 2.00%	$446	$—	$212	$295	$953
2.01% – 4.00%	384	43	—	—	427
Greater than 4.00%	5	—	—	—	5
Total	$835	$43	$212	$295	$1,385

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

The following table presents the aggregate fair value of Separate account assets, by major security type:

	March 31	March 31
(in millions of U.S. dollars)	2024	2023
Cash and cash equivalents	$76	$116
Mutual funds	5,699	5,082
Fixed maturities	89	102
Total	$5,864	$5,300

The following table presents a roll-forward of separate account liabilities:

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2024	2023
Balance – beginning of period	$5,573	$5,190
Premiums and deposits	264	266
Policy charges	(43)	(35)
Surrenders and withdrawals	(210)	(111)
Benefit payments	(105)	(99)
Investment performance	375	110
Other (including foreign exchange)	10	(21)
Balance – end of period	$5,864	$5,300
Cash surrender value (1)	$5,655	$5,030
(1)Cash surrender value represents the amount of the contract holder's account balances distributable at the balance sheet date less certain surrender charges.

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

	Three Months Ended March 31
(in millions of U.S. dollars)	2024	2023
Balance – beginning of period	$673	$567
Deferred revenue	34	32
Amortization	(18)	(14)
Other (including foreign exchange)	(9)	—
Balance – end of period	$680	$585

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

10. Market risk benefits

Our reinsurance programs covering variable annuity guarantees, comprising guaranteed living benefits (GLB) and guaranteed minimum death benefits (GMDB), meet the definition of Market risk benefits (MRB). The following table presents a roll-forward of MRB:

	Three Months Ended March 31
(in millions of U.S. dollars)	2024	2023
Balance – beginning of period	$771	$800
Balance, beginning of period, before effect of changes in the instrument-specific credit risk	749	776
Interest rate changes	(57)	63
Effect of changes in equity markets	(77)	(75)
Effect of changes in volatilities	(20)	57
Actual policyholder behavior different from expected behavior	30	(2)
Effect of timing and all other	(31)	(16)
Balance, end of period, before effect of changes in the instrument-specific credit risk	$594	$803
Effect of changes in the instrument-specific credit risk	17	27
Balance – end of period	$611	$830
Weighted-average age of policyholders (years)	74	73
Net amount at risk (1)	$1,683	$2,296
(1)    The net amount at risk is defined as the present value of future claim payments assuming policy account values and guaranteed values are fixed at the valuation date, and reinsurance coverage ends at the earlier of the maturity of the underlying variable annuity policy or the reinsurance treaty. No withdrawals, lapses, and mortality improvements are assumed in the projection. GLB-related risks contain conservative mortality and annuitization assumptions.

Excluded from the table above are MRB gains (losses) of $(134) million and $(89) million for the three months ended March 31, 2024 and 2023, respectively, reported in the Consolidated statements of operations, relating to the market risk benefits' economic hedge and other net cash flows. There is no reinsurance recoverable associated with our liability for MRB.

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

	Valuation Technique	Significant Unobservable Inputs	March 31, 2024		March 31, 2023
			Ranges	Weighted Average(1)	Ranges	Weighted Average(1)
MRB (1)	Actuarial model	Lapse rate	0.5% – 30.0%	4.3%	0.5% – 30.4%	4.0%
		Annuitization rate	0% – 100%	4.2%	0% – 100%	4.4%
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The effect of changes in key market factors on assumed lapse and annuitization rates reflect emerging trends using data available from cedants. For treaties with limited experience, rates are established by blending the experience with data received from other ceding companies. The model and related assumptions are regularly re-evaluated by management and enhanced, as appropriate, based upon additional experience obtained related to policyholder behavior and availability of updated information such as market conditions, market participant assumptions, and demographics of in-force annuities. For detailed information on our lapse and annuitization rate assumptions, refer to Note 11 to the Consolidated Financial Statements of our 2023 Form 10-K.

11. Debt

On March 7, 2024, Chubb INA Holdings LLC (Chubb INA) issued $1.0 billion of 5.0 percent senior notes due March 2034. These senior unsecured notes are guaranteed on a senior basis by Chubb Limited and they rank equally with all of Chubb INA's other senior obligations. They also contain customary limitations on lien provisions as well as customary events of default provisions which, if breached, could result in the accelerated maturity of such senior debt. These senior notes are redeemable at any time at Chubb INA's option subject to a “make-whole” premium (the present value of the remaining principal and interest discounted at the applicable comparable government bond rate plus 0.15 percent). The notes are also redeemable at par plus accrued and unpaid interest in the event of certain changes in tax law. These notes do not have the benefit of any sinking fund.

12. Commitments, contingencies, and guarantees

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents the balance sheet location, fair value of derivative instruments in an asset or (liability) position, and notional value/payment provision of our derivative instruments:

			March 31, 2024			December 31, 2023
	Consolidated Balance Sheet Location	Fair Value		Notional Value/ Payment Provision	Fair Value		Notional Value/ Payment Provision
(in millions of U.S. dollars)		Derivative Asset	Derivative (Liability)		Derivative Asset	Derivative (Liability)
Investment and embedded derivatives not designated as hedging instruments:
Foreign currency forward contracts	OA / (AP)	$23	$(135)	$3,647	$27	$(94)	$3,662
Options/Futures contracts on notes and bonds	OA / (AP)	5	(9)	1,746	27	(42)	2,062
Convertible securities (1)	FM AFS / ES	64	—	69	56	—	64
		$92	$(144)	$5,462	$110	$(136)	$5,788
Other derivative instruments:
Futures contracts on equities (2)	OA / (AP)	$—	$(22)	$1,162	$—	$(37)	$1,157
Other	OA / (AP)	1	(6)	269	—	(5)	217
		$1	$(28)	$1,431	$—	$(42)	$1,374
Derivatives designated as hedging instruments:
Cross-currency swaps - fair value hedges	OA / (AP)	$133	$—	$1,642	$126	$—	$1,631
Cross-currency swaps - net investment hedges	OA / (AP)	16	(110)	1,625	10	(128)	1,619
		$149	$(110)	$3,267	$136	$(128)	$3,250
(1)Includes fair value of embedded derivatives.
(2)Related to MRB book of business.

At March 31, 2024, and December 31, 2023, net derivative liabilities of $104 million and $115 million, respectively, included in the table above were subject to a master netting agreement. The remaining derivatives included in the table above were not subject to a master netting agreement.

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

(i) Cross-currency swaps - fair value hedges
Chubb holds certain cross-currency swaps designated as fair value hedges. The objective of these cross-currency swaps is to hedge the foreign currency risk on €1.5 billion, or approximately $1.6 billion at March 31, 2024, of our euro denominated debt, by converting cash flows back into the U.S. dollar.

These hedges are carried at fair value, with changes in fair value recorded in Other comprehensive income (OCI). The gains or losses on the fair value hedges offsetting the foreign currency remeasurement on the hedged euro denominated senior notes are reclassified from OCI into Net realized gains (losses), and an additional portion is reclassified into Interest expense, as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended
	March 31
(pre-tax, in millions of U.S. dollars)	2024	2023
Gain (loss) recognized in OCI	$(8)	$(17)
Net realized gain (loss) reclassified from OCI	(37)	20
Interest expense reclassified from OCI	(4)	(4)
OCI gain (loss) after reclassifications	$33	$(33)

(ii) Cross-currency swaps - net investment hedges
Chubb holds certain cross-currency swaps designated as net investment hedges. The objective of these cross-currency swaps is to hedge the foreign currency exposure in the net investments of certain foreign subsidiaries by converting cash flows from U.S. dollar to the British pound sterling, Japanese yen, and Swiss franc. The hedged risk is designated as the foreign currency exposure arising between the functional currency of the foreign subsidiary and the functional currency of its parent entity.

The mark-to-market adjustments for foreign currency changes will remain until the underlying hedge subsidiary is deconsolidated or if hedge accounting is discontinued.

These net investment hedges are carried at fair value, with changes in fair value recorded in Cumulative translation adjustments (CTA) within OCI, and a portion is reclassified to Interest expense as follows:

	Three Months Ended
	March 31
(pre-tax, in millions of U.S. dollars)	2024	2023
Gain (loss) recognized in OCI	$36	$(23)
Interest income reclassified from OCI	3	3
OCI gain (loss) after reclassifications	$33	$(26)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

c) Derivative instruments not designated as hedges
Derivative instruments which are not designated as hedges are carried at fair value with changes in fair value recorded in Net realized gains (losses) or, for futures contracts on equities, related to the MRB book of business, in Market risk benefits gains (losses) in the Consolidated statements of operations. The following table presents net gains (losses) related to derivative instrument activity in the Consolidated statements of operations:

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2024	2023
Investment and embedded derivative instruments:
Foreign currency forward contracts	$(52)	$(51)
All other futures contracts, options, and equities	6	5
Convertible securities (1)	3	—
Total investment and embedded derivative instruments	$(43)	$(46)
Other derivative instruments:
Futures contracts on equities (2)	(95)	(57)
Other	(2)	(1)
Total other derivative instruments	$(97)	$(58)
	$(140)	$(104)
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

The following table presents the carrying value of collateral held under securities lending agreements by investment category and remaining contractual maturity of the underlying agreements:

	Remaining contractual maturity
	March 31, 2024	December 31, 2023
(in millions of U.S. dollars)	Overnight and Continuous
Collateral held under securities lending agreements:
Cash	$698	$555
U.S. Treasury / Agency	275	33
Non-U.S.	654	621
Corporate and asset-backed securities	60	57
Municipal	4	6
Equity securities	17	27
	$1,708	$1,299
Gross amount of recognized liability for securities lending payable	$1,708	$1,299

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

At March 31, 2024, and December 31, 2023, our repurchase agreement obligations of $3,022 million and $2,833 million, respectively, were fully collateralized. In contrast to securities lending programs, the use of cash received is not restricted for the repurchase obligations. The fair value of the underlying securities sold remains in Fixed maturities available-for-sale or Other investments, and the repurchase agreement obligation is recorded in Repurchase agreements in the Consolidated balance sheets.

The following table presents the carrying value of collateral pledged under repurchase agreements by investment category and remaining contractual maturity of the underlying agreements:

	Remaining contractual maturity
	March 31, 2024			December 31, 2023
	Up to 30 Days	30-90 Days	Total	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
(in millions of U.S. dollars)
Collateral pledged under repurchase agreements:
Cash	$—	$4	$4	$—	$33	$1	$34
Non-U.S.	1,579	—	1,579	1,355	—	—	1,355
U.S. Treasury / Agency	—	100	100	—	105	—	105
Mortgage-backed securities	488	926	1,414	—	913	517	1,430
	$2,067	$1,030	$3,097	$1,355	$1,051	$518	$2,924
Gross amount of recognized liabilities for repurchase agreements			$3,022				$2,833
Difference (1)			$75				$91
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

e) Fixed maturities
At March 31, 2024, and December 31, 2023, commitments to purchase fixed income securities over the next several years were $1.0 billion for both periods.

f) Private equities
Private equities in the Consolidated balance sheets are investments in limited partnerships and partially-owned investment companies with a carrying value of $14.0 billion at March 31, 2024. In connection with these investments, we have commitments that may require funding of up to $5.9 billion over the next several years. At December 31, 2023, these investments had a carrying value of $13.9 billion with commitments that could have required funding of up to $6.2 billion.

g) Income taxes
At March 31, 2024, $73 million of unrecognized tax benefits remain outstanding. It is reasonably possible that, over the next twelve months, the amount of unrecognized tax benefits may change resulting from the re-evaluation of unrecognized tax benefits arising from examinations by taxing authorities, settlements, and the lapses of statutes of limitations. With few exceptions, Chubb is no longer subject to income tax examinations for years before 2012.

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

i) Lease commitments
At March 31, 2024, and December 31, 2023, the right-of-use asset was $762 million and $784 million, respectively, recorded within Other assets, and the lease liability was $818 million and $832 million, respectively, recorded within Accounts payable, accrued expenses, and other liabilities on the Consolidated balance sheets. These leases consist principally of real estate operating leases that are amortized on a straight-line basis over the term of the lease, which expire at various dates.

13. Shareholders’ equity

All of Chubb’s Common Shares are authorized under Swiss corporate law. Though the par value of Common Shares is stated in Swiss francs, Chubb continues to use U.S. dollars as its reporting currency for preparing the Consolidated Financial Statements. Under Swiss corporate law, dividends, including distributions from legal reserves or through a reduction in par value (par value reduction), must be stated in Swiss francs though dividend payments are made by Chubb in U.S. dollars. At March 31, 2024, our Common Shares had a par value of CHF 0.50 per share.

At our May 2023 and 2022 annual general meetings, our shareholders approved annual dividends for the following year of up to $3.44 per share and $3.32 per share, respectively, which were paid in four quarterly installments of $0.86 per share and $0.83 per share, respectively, at dates determined by the Board of Directors (Board) after the annual general meetings by way of a distribution from capital contribution reserves, transferred to free reserves for payment.

Dividend distributions per Common Share for the three months ended March 31, 2024 and 2023, were $0.86 (CHF 0.75) and $0.83 (CHF 0.77), respectively.

Increases in Common Shares in treasury are due to open market repurchases of Common Shares and the surrender of Common Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock and the forfeiture of unvested restricted stock. Decreases in Common Shares in treasury are principally due to grants of restricted stock, exercises of stock options, purchases under the Employee Stock Purchase Plan (ESPP), and share cancellations. At our May 2023 annual general meeting, held on May 17, 2023, our shareholders approved the cancellation of 14,925,028 shares purchased under our share repurchase programs during 2022. The capital reduction was subject to publication requirements and became effective in accordance with Swiss law on May 22, 2023. During the three months ended March 31, 2024, 1,220,121 shares were repurchased and 1,983,550 net shares were issued under employee share-based compensation plans. At March 31, 2024, 25,418,520 Common Shares remain in treasury.

Chubb Limited securities repurchase authorizations
The Board has authorized share repurchase programs as follows:

•$2.5 billion of Chubb Common Shares from May 19, 2022 through June 30, 2023; and
•$5.0 billion of Chubb Common Shares effective July 1, 2023 with no expiration date.

The following table presents repurchases of Chubb's Common Shares conducted in a series of open market transactions under the Board authorizations:

	Three Months Ended		April 1,2024 through April 25, 2024
	March 31
(in millions of U.S. dollars, except share data)	2024	2023
Number of shares repurchased	1,220,121	2,010,400	250,000
Cost of shares repurchased	$316	$428	$62
Repurchase authorization remaining at end of period	$3,373	$1,193	$3,312

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents changes in accumulated other comprehensive income (loss):

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2024	2023
Accumulated other comprehensive income (loss) (AOCI)
Net unrealized appreciation (depreciation) on investments
Balance – beginning of period, net of tax	$(4,177)	$(7,279)
Change in period, before reclassification from AOCI (before tax)	(796)	1,606
Amounts reclassified from AOCI (before tax)	119	180
Change in period, before tax	(677)	1,786
Income tax (expense) benefit	42	(166)
Total other comprehensive income (loss)	(635)	1,620
Noncontrolling interests, net of tax	13	—
Balance – end of period, net of tax	(4,825)	(5,659)
Current discount rate on liability for future policy benefits
Balance – beginning of period, net of tax	51	(75)
Change in period, before tax	(53)	(151)
Income tax (expense) benefit	(20)	21
Total other comprehensive loss	(73)	(130)
Noncontrolling interests, net of tax	(33)	—
Balance – end of period, net of tax	11	(205)
Instrument-specific credit risk on market risk benefits
Balance – beginning of period, net of tax	(22)	(24)
Change in period, before and net of tax	5	(3)
Total other comprehensive income (loss)	5	(3)
Noncontrolling interests, net of tax	—	—
Balance – end of period, net of tax	(17)	(27)
Cumulative foreign currency translation adjustment
Balance – beginning of period, net of tax	(2,945)	(2,966)
Change in period, before reclassification from AOCI (before tax)	83	(174)
Amounts reclassified from AOCI (before tax)	(3)	(3)
Change in period, before tax	80	(177)
Income tax (expense) benefit	(7)	7
Total other comprehensive income (loss)	73	(170)
Noncontrolling interests, net of tax	(8)	—
Balance – end of period, net of tax	(2,864)	(3,136)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2024	2023
Accumulated other comprehensive income (loss) (AOCI) - continued
Fair value hedging instruments
Balance – beginning of period, net of tax	(13)	(66)
Change in period, before reclassification from AOCI (before tax)	(8)	(17)
Amounts reclassified from AOCI (before tax)	41	(16)
Change in period, before tax	33	(33)
Income tax (expense) benefit	(7)	7
Total other comprehensive income (loss)	26	(26)
Noncontrolling interests, net of tax	—	—
Balance – end of period, net of tax	13	(92)
Postretirement benefit liability adjustment
Balance – beginning of period, net of tax	297	225
Change in period, before tax	(2)	—
Income tax (expense) benefit	1	(1)
Total other comprehensive loss	(1)	(1)
Noncontrolling interests, net of tax	—	—
Balance – end of period, net of tax	296	224
Accumulated other comprehensive loss	$(7,386)	$(8,895)

The following table presents reclassifications from accumulated other comprehensive income (loss) to the Consolidated statements of operations:

	Three Months Ended		Consolidated Statement of Operations Location
	March 31
(in millions of U.S. dollars)	2024	2023
Fixed maturities available-for-sale	$(119)	$(180)	Net realized gains (losses)
Income tax benefit	12	18	Income tax expense
	$(107)	$(162)	Net income
Cumulative foreign currency translation adjustment
Cross-currency swaps	$3	$3	Interest expense
Income tax expense	(1)	(1)	Income tax expense
	$2	$2	Net income
Net gains (losses) of fair value hedging instruments
Cross-currency swaps	$(37)	$20	Net realized gains (losses)
Cross-currency swaps	(4)	(4)	Interest expense
Income tax (expense) benefit	9	(3)	Income tax expense
	$(32)	$13	Net income
Total amounts reclassified from AOCI	$(137)	$(147)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

14. Share-based compensation

The Chubb Limited 2016 Long-Term Incentive Plan, as amended and restated (the Amended 2016 LTIP), permits grants of both incentive and non-qualified stock options principally at an option price per share equal to the grant date fair value of Chubb's Common Shares. Stock options are generally granted with a 3-year vesting period and a 10-year term. Stock options typically vest in equal annual installments over the respective vesting period, which is also the requisite service period. On February 26, 2024, Chubb granted 1,359,237 stock options with a weighted-average grant date fair value of $64.15 each. The fair value of the options issued is estimated on the grant date using the Black-Scholes option pricing model.

The Amended 2016 LTIP also permits grants of service-based restricted stock and restricted stock units as well as performance shares and performance stock units. Under the Chubb Deferred Stock Unit Plan, a sub-plan of the Amended 2016 LTIP, eligible participants may defer vested performance stock units and restricted stock units to the extent such awards are U.S.-allocated compensation.

Chubb generally grants service-based restricted stock and restricted stock units with a 4-year vesting period, based on a graded vesting schedule. Performance shares and performance stock units granted comprise both target and premium awards that cliff vest at the end of a 3-year performance period based on tangible book value (shareholders' equity less goodwill and intangible assets, net of tax) per share growth and P&C combined ratio compared to a defined group of peer companies. Premium awards are subject to an additional vesting provision based on total shareholder return compared to the peer group. Stock and unit awards are principally granted at market close price on the grant date. On February 26, 2024, Chubb granted 685,665 service-based restricted stock, 290,085 service-based restricted stock units, 107,644 performance shares, and 277,883 performance stock units to employees and officers with a grant date fair value of $254.84 each. Each service-based restricted stock unit and performance stock unit represents our obligation to deliver to the holder one Common Share upon vesting (or the end of the deferral period, if the unit is under the Chubb Deferred Stock Unit Plan).

15. Postretirement benefits

The components of net pension and other postretirement benefit costs (benefits) reflected in Net income in the Consolidated statements of operations were as follows:

	Pension Benefit Plans				Other Postretirement Benefit Plans
	2024		2023		2024	2023
Three Months Ended March 31	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
(in millions of U.S. dollars)
Service cost	$—	$2	$—	$2	$—	$—
Non-service cost (benefit):
Interest cost	33	9	34	9	1	—
Expected return on plan assets	(61)	(13)	(56)	(12)	(1)	(1)
Amortization of net actuarial (gain) loss	—	1	—	—	(1)	—
Amortization of prior service cost	—	—	—	—	—	—
Settlements	—	—	—	—	—	—
Total non-service cost (benefit)	(28)	(3)	(22)	(3)	(1)	(1)
Net periodic benefit cost (benefit)	$(28)	$(1)	$(22)	$(1)	$(1)	$(1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The line items in which the service cost and non-service cost (benefit) components of net periodic cost (benefit) are included in the Consolidated statements of operations were as follows:

	Pension Benefit Plans		Other Postretirement Benefit Plans
Three Months Ended March 31	2024	2023	2024	2023
(in millions of U.S. dollars)
Service cost:
Losses and loss expenses	$—	$—	$—	$—
Administrative expenses	2	2	—	—
Total service cost	2	2	—	—
Non-service cost (benefit):
Losses and loss expenses	(3)	(2)	—	—
Administrative expenses	(28)	(23)	(1)	(1)
Total non-service cost (benefit)	(31)	(25)	(1)	(1)
Net periodic benefit cost (benefit)	$(29)	$(23)	$(1)	$(1)

16. Other income and expense

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2024	2023
Equity in net income (loss) of partially-owned entities	$184	$340
Gains (losses) from fair value changes in separate account assets (1)	10	(25)
Asset management and performance fee revenue	53	—
Asset management and performance fee expense	(33)	—
Federal excise and capital taxes	(4)	(5)
Other	(19)	(14)
Total	$191	$296
(1)     Related to gains (losses) from fair value changes in separate account assets that do not qualify for separate account reporting under U.S. GAAP.
Equity in net income of partially-owned entities includes our share of net income or loss, both underlying operating income and mark-to-market movement, related to partially-owned investment companies (private equity) where we own more than three percent, and partially-owned insurance companies. This line item includes mark-to-market gains (losses) on private equities of $103 million and $242 million for the three months ended March 31, 2024 and 2023, respectively.
In addition, this line item includes net income attributable to our investment in Huatai under the equity method of accounting comprising income of $14 million through March 31, 2023. Effective July 1, 2023, we discontinued the equity method of accounting and include the results of operations of Huatai in our consolidated results.
Also included in Other income and expense are gains (losses) from fair value changes in separate account assets that do not qualify for separate account reporting under U.S. GAAP. The offsetting movement in the separate account liabilities is included in Policy benefits in the Consolidated statements of operations.
Asset management and performance fee revenue and expense primarily relate to the management of third-party assets by Huatai's asset management business, which is unrelated to Huatai Group's core insurance operations. These revenues and expenses are recognized in the period in which the services are performed and, for certain asset performance fees, to the extent it is probable that a significant reversal will not occur.
Certain federal excise and capital taxes incurred as a result of capital management initiatives are included in Other income and expense as these are considered capital transactions and are excluded from underwriting results. Bad debt expense for uncollectible premiums is also included in Other income and expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

17. Segment information

Chubb operates through six business segments: North America Commercial P&C Insurance, North America Personal P&C Insurance, North America Agricultural Insurance, Overseas General Insurance, Global Reinsurance, and Life Insurance. These segments distribute their products through various forms of brokers, agencies, and direct marketing programs. All business segments have established relationships with reinsurance intermediaries. Effective July 1, 2023, the results of Huatai's life and asset management businesses, included within the Life Insurance segment, and the results of Huatai's P&C insurance business, included within Overseas General Insurance, are presented gross within Underwriting income (loss), Net investment income (loss), and Other income (expense) as required under consolidation accounting. Huatai's results prior to July 1, 2023 were included net within Other (income) expense based on our ownership interest as required under equity method accounting.

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

Revenue and expenses managed at the corporate level, including Net realized gains (losses), Market risk benefits gains (losses), Interest expense, Cigna integration expenses, Income tax expense, and Net income (loss) attributable to noncontrolling interests are reported within Corporate. Cigna integration expenses are one-time costs that are directly attributable to third-party consulting fees, employee-related retention costs, and other professional and legal fees primarily related to the acquisition of Cigna's business in Asia. These items are not allocated to the segment level as they are one-time in nature and are not related to the ongoing business activities of the segment. The Chief Executive Officer does not manage segment results or allocate resources to segments when considering these costs, and therefore are excluded from our definition of Segment income (loss).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following tables present the Statement of Operations by segment:

For the Three Months Ended March 31, 2024 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Segment Measure Reclass	Chubb Consolidated
Net premiums written	$4,689	$1,456	$249	$3,835	$359	$1,633	$—	$—	$12,221
Net premiums earned	4,880	1,471	128	3,198	295	1,611	—	—	11,583
Losses and loss expenses	3,175	899	49	1,426	137	32	10	(1)	5,727
Policy benefits	—	—	—	100	—	1,070	—	10	1,180
Policy acquisition costs	688	300	21	823	81	294	—	—	2,207
Administrative expenses	328	86	2	331	9	207	107		1,070
Underwriting income (loss)	689	186	56	518	68	8	(117)	(9)	1,399
Net investment income	826	102	21	267	57	230	(26)	(86)	1,391
Other (income) expense	7	1	—	5	—	(40)	(68)	(96)	(191)
Amortization expense of purchased intangibles	—	2	6	20	—	10	42	—	80
Segment income (loss)	$1,508	$285	$71	$760	$125	$268	$(117)	$1	$2,901
Net realized gains (losses)							(100)	(1)	(101)
Market risk benefits gains (losses)							21	—	21
Interest expense							178	—	178
Cigna integration expenses							7	—	7
Income tax expense							342	—	342
Net income (loss)							(723)	—	2,294
Net loss attributable to noncontrolling interests							151	—	151
Net income (loss) attributable to Chubb							$(874)	$—	$2,143

For the Three Months Ended March 31, 2023 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Segment Measure Reclass	Chubb Consolidated

Net premiums written	$4,288	$1,296	$293	$3,263	$277	$1,293	$—	$—	$10,710
Net premiums earned	4,369	1,320	159	2,786	244	1,264	—	—	10,142
Losses and loss expenses	2,729	888	140	1,237	112	32	11	(1)	5,148
Policy benefits	—	—	—	110	—	712	—	(25)	797
Policy acquisition costs	613	272	15	713	62	273	—	—	1,948
Administrative expenses	295	79	3	280	9	167	97	—	930
Underwriting income (loss)	732	81	1	446	61	80	(108)	26	1,319
Net investment income	698	82	17	188	49	153	11	(91)	1,107
Other (income) expense	7	1	1	(9)	(1)	(15)	(214)	(66)	(296)
Amortization expense of purchased intangibles	—	2	6	18	—	4	42	—	72
Segment income	$1,423	$160	$11	$625	$111	$244	$75	$1	$2,650
Net realized gains (losses)							(76)	(1)	(77)
Market risk benefits gains (losses)							(115)	—	(115)
Interest expense							160	—	160
Cigna integration expenses							22	—	22
Income tax expense							384	—	384
Net income (loss)							$(682)	$—	$1,892

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Underwriting assets are reviewed in total by management for purposes of decision-making. Other than certain insurance related balances, Goodwill and Other intangible assets, Chubb does not allocate assets to its segments.

18. Earnings per share

	Three Months Ended
	March 31
(in millions of U.S. dollars, except share and per share data)	2024	2023
Numerator:
Net income	$2,294	$1,892
Net income attributable to noncontrolling interests	151	—
Net income attributable to Chubb	$2,143	$1,892
Denominator:
Denominator for basic earnings per share attributable to Chubb:
Weighted-average shares outstanding	405,662,694	414,289,150
Denominator for diluted earnings per share attributable to Chubb:
Share-based compensation plans	4,076,941	3,639,042
Weighted-average shares outstanding and assumed conversions	409,739,635	417,928,192
Basic earnings per share attributable to Chubb	$5.28	$4.57
Diluted earnings per share attributable to Chubb	$5.23	$4.53
Potential anti-dilutive share conversions	1,005,420	1,731,523

Excluded from weighted-average shares outstanding and assumed conversions is the impact of securities that would have been anti-dilutive during the respective periods. These securities consisted of stock options in which the underlying exercise prices were greater than the average market prices of our Common Shares. Refer to Note 16 to the Consolidated Financial Statements of our 2023 Form 10-K for additional information on stock options.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of our results of operations, financial condition, and liquidity and capital resources as of and for the three months ended March 31, 2024.

All comparisons in this discussion are to the corresponding prior year period unless otherwise indicated. All dollar amounts are rounded. However, percent changes and ratios are calculated using whole dollars. Accordingly, calculations using rounded dollars may differ.

Our results of operations and cash flows for any interim period are not necessarily indicative of our results for the full year. This discussion should be read in conjunction with our consolidated financial statements and related notes and our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023 (2023 Form 10-K).

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
•acquisitions made performing differently than expected, our failure to realize anticipated expense-related efficiencies or growth from acquisitions, the impact of acquisitions on our pre-existing organization, and risks and uncertainties relating to our outstanding purchase of additional interests in Huatai Insurance Group Co., Ltd. (Huatai Group);
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

Overview
Chubb Limited is the Swiss-incorporated holding company of the Chubb Group of Companies. Chubb Limited, which is headquartered in Zurich, Switzerland, and its direct and indirect subsidiaries (collectively, the Chubb Group of Companies, Chubb, we, us, or our) are a global insurance and reinsurance organization, serving the needs of a diverse group of clients worldwide. At March 31, 2024, we had total assets of $235 billion and total Chubb shareholders’ equity, which excludes noncontrolling interests, of $60.5 billion. Chubb was incorporated in 1985 at which time it opened its first business office in Bermuda and continues to maintain operations in Bermuda. We operate through six business segments: North America Commercial P&C Insurance, North America Personal P&C Insurance, North America Agricultural Insurance, Overseas General Insurance, Global Reinsurance, and Life Insurance. For more information on our segments refer to “Segment Information” under Item 1 in our 2023 Form 10-K.

On July 1, 2023, we completed the acquisition of a controlling majority interest of Huatai Group. For the three months ended March 31, 2024, the results of operations of Huatai Group are reported at 100 percent in our consolidated results starting from the acquisition date, with amounts attributable to shareholders other than Chubb reflected under Noncontrolling interests. Huatai Group's life and asset management businesses are included in the Life Insurance segment, and Huatai Group's P&C business is included in the Overseas General Insurance segment. Results for Huatai Group's non-insurance operations, comprising real estate and holding company activity, are included in Corporate.

Consolidated Operating Results – Three Months Ended March 31, 2024 and 2023

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2024	2023	Q-24 vs. Q-23
Net premiums written	$12,221	$10,710	14.1%
Net premiums written - constant dollars (1)			14.2%
Net premiums earned	11,583	10,142	14.2%
Net investment income	1,391	1,107	25.7%
Net realized gains (losses)	(101)	(77)	30.9%
Market risk benefits gains (losses)	21	(115)	NM
Total revenues	12,894	11,057	16.6%
Losses and loss expenses	5,727	5,148	11.2%
Policy benefits	1,180	797	48.1%
Policy acquisition costs	2,207	1,948	13.3%
Administrative expenses	1,070	930	15.0%
Interest expense	178	160	11.3%
Other (income) expense	(191)	(296)	(35.6)%
Amortization of purchased intangibles	80	72	10.8%
Cigna integration expenses	7	22	(66.9)%
Total expenses	10,258	8,781	16.8%
Income before income tax	2,636	2,276	15.9%
Income tax expense	342	384	(11.0)%
Net income	$2,294	$1,892	21.3%
Net income attributable to noncontrolling interests	151	—	NM
Net income attributable to Chubb	$2,143	$1,892	13.3%
NM - not meaningful
(1)     On a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency exchange rates as the comparable current period.

Financial Highlights for the Three Months Ended March 31, 2024

•Net income attributable to Chubb was $2.1 billion compared with $1.9 billion in the prior year period. Net income in the current quarter was driven by strong P&C underwriting results, including growth in net premiums earned and net investment income. Net income included two discrete items: a deferred tax benefit of $55 million related to the Bermuda tax law enacted in December 2023, partially offset by a contribution to the Chubb Charitable Foundation of $30 million ($24 million after-tax).

•Consolidated net premiums written were $12.2 billion, up 14.1 percent. P&C net premiums written increased 12.4 percent, with commercial insurance up 10.0 percent and consumer insurance up 19.3 percent. Life Insurance segment net premiums written increased 26.3 percent due to the impact of the consolidation of Huatai Group on July 1, 2023.

•Pre-tax net investment income was $1.4 billion compared with $1.1 billion in the prior year period, primarily due to strong operating cash flow, higher reinvestment rates on fixed maturities, and the consolidation of Huatai Group.

•Consolidated net premiums earned were $11.6 billion, up 14.2 percent, or 14.5 percent in constant dollars.

•Total pre-tax and after-tax catastrophe losses, net of reinsurance and including reinstatement premiums, were $435 million (4.4 percentage points of the P&C combined ratio) and $347 million, respectively, compared with $458 million (5.1 percentage points of the P&C combined ratio) and $382 million, respectively, in the prior year period.
•Total pre-tax and after-tax favorable prior period development were $207 million and $168 million, respectively, compared with $196 million and $149 million, respectively, in the prior year period.

•The P&C combined ratio was 86.0 percent compared with 86.3 percent in the prior year period. The current year ratio improved primarily due to lower catastrophe losses and higher favorable prior period development. The P&C current accident year (CAY) combined ratio excluding catastrophe losses was 83.7 percent compared with 83.4 percent in the prior year period.

•Operating cash flow was $3.2 billion compared with $2.3 billion in the prior year period.

•Chubb shareholders' equity increased $1.0 billion in the quarter, primarily from net income attributable to Chubb of $2.1 billion, partially offset by total capital returned to shareholders of $666 million and net unrealized losses on our investment portfolio of $648 million, principally due to the mark-to-market impact in the fixed-income portfolio. Total capital returned to shareholders comprises dividends of $350 million, and share repurchases of $316 million at an average purchase price of $258.75 per share.

Net Premiums Written	Three Months Ended March 31			% Change
(in millions of U.S. dollars, except for percentages)	2024	2023	Q-24 vs. Q-23	C$ Q-24 vs. Q-23
Property and other short-tail lines	$2,360	$2,025	16.5%	16.4%
Commercial casualty	2,210	1,903	16.1%	15.8%
Financial lines	1,108	1,156	(4.1)%	(4.4)%
Workers' compensation	629	618	1.8%	1.8%
Commercial multiple peril (1)	368	340	8.0%	8.0%
Surety	184	160	15.1%	13.0%
Total Commercial P&C lines	6,859	6,202	10.6%	10.3%

Agriculture	249	293	(15.0)%	(15.0)%

Personal homeowners	1,065	902	18.1%	18.4%
Personal automobile	642	427	50.4%	44.3%
Personal other	565	507	11.4%	11.8%
Total Personal lines	2,272	1,836	23.8%	22.8%

Global A&H - P&C	849	809	4.9%	5.9%

Reinsurance lines	359	277	29.7%	29.7%
Total Property and Casualty lines	10,588	9,417	12.4%	12.2%

Life Insurance	1,633	1,293	26.3%	29.7%
Total consolidated	$12,221	$10,710	14.1%	14.2%
(1)Commercial multiple peril represents retail package business (property and general liability).

The increase in consolidated net premiums written for the three months ended March 31, 2024, reflects growth across most product lines driven by strong premium retention, including rate and exposure increases, and strong new business. The consolidation of Huatai Group's life and P&C businesses contributed $559 million, or 5.0 percentage points, for the three months ended March 31, 2024.

•Property and other short-tail lines grew globally due to strong new business and retention, including both rate and exposure increases.
•Commercial casualty grew globally due to strong retention, including both rate and exposure increases, and strong new business which included a large structured transaction in North America for the current year.
•Financial lines declined in the quarter due to lost business due to a competitive market environment and lower retention.
•Workers' compensation grew slightly due to new business and retention, including exposure increases.
•Commercial multiple peril grew due to strong new business and retention, including higher rates, in North America.
•Surety grew due to strong new business.
•Agriculture declined primarily due to a return of premium under the U.S. government risk-sharing formula related to the 2023 crop year and lower commodity prices in the current year.
•Personal lines grew globally due to strong new business and retention, including both rate and exposure increases, and the consolidation of Huatai.
•Global A&H – P&C grew in Europe and Asia, with Asia benefiting from the consolidation of Huatai.
•Reinsurance lines reflected continued growth, mainly in property lines.
•Life Insurance grew principally due to the consolidation of Huatai Group and underlying growth in existing business in Asia. The consolidation of Huatai Group contributed $265.8 million, or 20.6 percentage points, to growth.
For additional information on net premiums written, refer to the segment results discussions.

Net Premiums Earned
Net premiums earned for short-duration contracts, typically P&C contracts, generally reflect the portion of net premiums written that was recorded as revenues for the period as the exposure periods expire. Net premiums earned for long-duration contracts, typically traditional life contracts, generally are recognized as earned when due from policyholders. For the three months ended March 31, 2024, net premiums earned increased $1.4 billion, up 14.2 percent, or 14.5 percent in constant dollars. P&C net premiums earned increased 12.3 percent, or 12.2 percent in constant dollars, comprising growth in commercial and consumer lines of 11.5 percent and 14.2 percent, respectively.

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

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2024	2023
Net catastrophe losses	$435	$458
Favorable prior period development	$207	$196

Catastrophe losses through March 31, 2024 and 2023, were primarily from the following events:
•2024: Severe weather-related events in the U.S and internationally.
•2023: Severe weather-related events in the U.S. and internationally; and New Zealand storms.

Pre-tax net favorable PPD for the three months ended March 31, 2024, was $207 million including adverse development of $104 million in long-tail lines, principally in large account commercial excess and umbrella lines. Net favorable development of $311 million in short-tail lines is primarily in property and credit-related lines.

Pre-tax net favorable PPD for the three months ended March 31, 2023, was $196 million including adverse development of $19 million in long-tail lines, principally from accident years 2013 through 2017. The net favorable development of $215 million in short-tail lines is primarily in surety and A&H lines.

Refer to the prior period development discussion in Note 7 to the Consolidated Financial Statements for additional information.

P&C Combined Ratio
In evaluating our segments, excluding Life Insurance financial performance, we use the P&C combined ratio, the loss and loss expense ratio, the policy acquisition cost ratio, and the administrative expense ratio. We calculate these ratios by dividing the respective expense amounts by net premiums earned. We do not calculate these ratios for the Life Insurance segment as we do not use these measures to monitor or manage the business in that segment. The P&C combined ratio is determined by adding the loss and loss expense ratio, the policy acquisition cost ratio, and the administrative expense ratio. A P&C combined ratio under 100 percent indicates underwriting income, and a combined ratio exceeding 100 percent indicates underwriting loss.

	Three Months Ended
	March 31
	2024	2023
Loss and loss expense ratio
CAY loss ratio excluding catastrophe losses	56.1%	55.9%
Catastrophe losses	4.4%	5.2%
Favorable prior period development	(2.4)%	(2.2)%
Loss and loss expense ratio	58.1%	58.9%
Policy acquisition cost ratio	19.2%	18.8%
Administrative expense ratio	8.7%	8.6%
P&C Combined ratio	86.0%	86.3%

The loss and loss expense ratio improved for the three months ended March 31, 2024, reflecting lower catastrophe losses, and higher favorable prior period development. The CAY loss ratio excluding catastrophe losses increased for the three months ended March 31, 2024, primarily from the unfavorable impact of a large structured transaction in North America and higher loss trends in certain casualty lines, partially offset by a higher percentage of net premiums earned from property lines, and the consolidation of Huatai Group's P&C business effective July 1, 2023, which has a lower loss ratio.

The policy acquisition cost ratio increased for the three months ended March 31, 2024, primarily due to higher ceded commissions and the impact of the consolidation of Huatai, partially offset by the favorable impact of the large structured transaction written in the current year that generated minimal acquisition expenses.

The administrative expense ratio was relatively flat for the three months ended March 31, 2024, as the impact of increased spending to support growth and the consolidation of Huatai were offset by the favorable impact of higher net premiums earned.

Policy benefits
Policy benefits represent losses on contracts classified as long-duration and generally include accident and supplemental health products, term and whole life products, endowment products, and annuities. Policy benefits for the three months ended March 31, 2024, include the results of Huatai Group. Refer to the Life Insurance segment operating results section for further discussion.

For the three months ended March 31, 2024 and 2023, Policy benefits were $1,180 million and $797 million, respectively, which include (gains) losses from fair value changes in separate account liabilities that do not qualify for separate account reporting under U.S. GAAP of $10 million and $(25) million, respectively. The offsetting movements of these liabilities are recorded in Other (income) expense on the Consolidated statements of operations. Excluding the separate account gains and losses, Policy benefits were $1,170 million and $822 million for the three months ended March 31, 2024 and 2023, respectively.

Refer to the respective sections that follow for a discussion of Net investment income, Other (income) expense, Net realized gains (losses), Interest expense, Amortization of purchased intangibles, and Income tax expense. The increase in Policy benefits for 2024 is primarily due to the consolidation of Huatai Group.

Segment Operating Results – Three Months Ended March 31, 2024 and 2023
We operate through six business segments: North America Commercial P&C Insurance, North America Personal P&C Insurance, North America Agricultural Insurance, Overseas General Insurance, Global Reinsurance, and Life Insurance. For more information on our segments refer to “Segment Information” under Item 1 in our 2023 Form 10-K.

North America Commercial P&C Insurance

The North America Commercial P&C Insurance segment comprises operations that provide P&C insurance and services to large, middle market, and small commercial businesses in the U.S., Canada, and Bermuda. This segment includes our North America Major Accounts and Specialty Insurance division (large corporate accounts and wholesale business), and the North America Commercial Insurance division (principally middle market, and small commercial accounts).

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2024	2023	Q-24 vs. Q-23
Net premiums written	$4,689	$4,288	9.4%
Net premiums earned	4,880	4,369	11.7%
Losses and loss expenses	3,175	2,729	16.3%
Policy acquisition costs	688	613	12.2%
Administrative expenses	328	295	11.2%
Underwriting income	689	732	(5.9)%
Net investment income	826	698	18.3%
Other (income) expense	7	7	—
Segment income	$1,508	$1,423	5.9%
Loss and loss expense ratio:
CAY loss ratio excluding catastrophe losses	61.4%	60.5%	0.9	pts
Catastrophe losses	4.9%	3.7%	1.2	pts
Prior period development	(1.2)%	(1.7)%	0.5	pts
Loss and loss expense ratio	65.1%	62.5%	2.6	pts
Policy acquisition cost ratio	14.1%	14.0%	0.1	pts
Administrative expense ratio	6.7%	6.7%	—	pts
Combined ratio	85.9%	83.2%	2.7	pts

Net Catastrophe Losses and Prior Period Development	Three Months Ended
	March 31
(in millions of U.S. dollars)	2024	2023
Net catastrophe losses	$236	$162
Favorable prior period development	$48	$72

Catastrophe losses through both March 31, 2024 and 2023, were primarily from U.S. flooding, hail, tornadoes, wind events, and winter storm losses.

Refer to Note 7 to the Consolidated Financial Statements for detail on prior period development.

Premiums
Net premiums written increased $401 million, or 9.4 percent, for the three months ended March 31, 2024, reflecting strong new business and retention, including rate and exposure increases. The increase in premiums was across most lines of business, most notably in property lines and casualty lines, which included a large structured transaction in the current year. This growth was partially offset by declines in financial lines, reflecting a competitive market environment and lower retention, and planned corrective underwriting actions in Major Accounts primary and excess casualty.

Net premiums earned increased $511 million, or 11.7 percent, for the three months ended March 31, 2024, reflecting the growth in net premiums written described above, including from the large structured transaction, which was fully earned when written.

Combined Ratio
The loss and loss expense ratio increased for the three months ended March 31, 2024, reflecting higher catastrophe losses and lower favorable prior period development. The CAY loss ratio excluding catastrophe losses increased for the three months ended March 31, 2024, driven by the unfavorable impact of the large structured transaction and higher loss trends in certain casualty lines, partially offset by a higher percentage of net premiums earned from property lines.

The policy acquisition cost ratio and the administrative expense ratio were relatively flat for the three months ended March 31, 2024, reflecting the favorable impact of the large structured transaction in the current year that generated minimal expenses, partially offset by a lower ceded commission benefit in the current year.

North America Personal P&C Insurance

The North America Personal P&C Insurance segment comprises operations that provide high net worth personal lines products, including homeowners and complementary products such as valuable articles, excess liability, automobile, and recreational marine insurance and services in the U.S. and Canada.

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2024	2023	Q-24 vs. Q-23
Net premiums written	$1,456	$1,296	12.3%
Net premiums earned	1,471	1,320	11.4%
Losses and loss expenses	899	888	1.3%
Policy acquisition costs	300	272	10.1%
Administrative expenses	86	79	9.3%
Underwriting income	186	81	129.8%
Net investment income	102	82	24.5%
Other (income) expense	1	1	—
Amortization of purchased intangibles	2	2	—
Segment income	$285	$160	78.2%
Loss and loss expense ratio:
CAY loss ratio excluding catastrophe losses	53.1%	53.9%	(0.8)	pts
Catastrophe losses	11.6%	12.1%	(0.5)	pts
Prior period development	(3.6)%	1.3%	(4.9)	pts
Loss and loss expense ratio	61.1%	67.3%	(6.2)	pts
Policy acquisition cost ratio	20.4%	20.6%	(0.2)	pts
Administrative expense ratio	5.9%	6.0%	(0.1)	pts
Combined ratio	87.4%	93.9%	(6.5)	pts
NM - Not meaningful

Net Catastrophe Losses and Prior Period Development	Three Months Ended
	March 31
(in millions of U.S. dollars)	2024	2023
Net catastrophe losses	$170	$159
Favorable (unfavorable) prior period development	$52	$(17)

Catastrophe losses through both March 31, 2024 and 2023, were primarily from U.S. winter storm losses, flooding, hail, tornadoes, and wind events.

Refer to Note 7 to the Consolidated Financial Statements for detail on prior period development.

Premiums
Net premiums written increased $160 million, or 12.3 percent, for the three months ended March 31, 2024, driven by strong new business and retention, including positive rate and exposure increases in all lines.

Net premiums earned increased $151 million, or 11.4 percent, for the three months ended March 31, 2024, reflecting the growth in net premiums written described above.

Combined Ratio
The loss and loss expense ratio improved for the three months ended March 31, 2024, reflecting a lower impact from catastrophe losses and favorable prior period development, compared with unfavorable development in the prior year period. The CAY loss ratio excluding catastrophe losses improved for the three months ended March 31, 2024, primarily reflecting an improvement in homeowners from earned rate and exposure growth, partly offset by an increase in excess liability and auto loss trends.

The policy acquisition cost ratio and the administrative expense ratio were relatively flat for the three months ended March 31, 2024.

North America Agricultural Insurance

The North America Agricultural Insurance segment comprises our North American based businesses that provide a variety of coverages in the U.S. and Canada including crop insurance, primarily Multiple Peril Crop Insurance (MPCI) and crop-hail through Rain and Hail Insurance Service, Inc. (Rain and Hail), as well as farm and ranch and specialty P&C commercial insurance products and services through our Agriculture P&C business.

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2024	2023	Q-24 vs. Q-23
Net premiums written	$249	$293	(15.0)%
Net premiums earned	128	159	(19.4)%
Losses and loss expenses	49	140	(64.9)%
Policy acquisition costs	21	15	44.7%
Administrative expenses	2	3	(29.1)%
Underwriting income	56	1	NM
Net investment income	21	17	27.1%
Other (income) expense	—	1	NM
Amortization of purchased intangibles	6	6	—
Segment income	$71	$11	NM
Loss and loss expense ratio:
CAY loss ratio excluding catastrophe losses	69.5%	73.1%	(3.6)	pts
Catastrophe losses	2.1%	15.4%	(13.3)	pts
Prior period development	(33.0)%	—	(33.0)	pts
Loss and loss expense ratio	38.6%	88.5%	(49.9)	pts
Policy acquisition cost ratio	16.8%	9.3%	7.5	pts
Administrative expense ratio	1.2%	1.4%	(0.2)	pts
Combined ratio	56.6%	99.2%	(42.6)	pts
NM - Not meaningful

Net Catastrophe Losses and Prior Period Development	Three Months Ended
	March 31
(in millions of U.S. dollars)	2024	2023
Net catastrophe losses	$3	$24
Favorable prior period development	$28	$—

Catastrophe losses through both March 31, 2024 and 2023, were primarily from U.S. flooding, hail, tornadoes, wind events, and winter storm losses.

Refer to Note 7 to the Consolidated Financial Statements for detail on prior period development.

Premiums
Net premiums written decreased $44 million, or 15.0 percent, for the three months ended March 31, 2024, primarily due to a return of premium of $41 million under the U.S. government risk-sharing formula related to the 2023 crop year and lower commodity prices in the current year. Under the profit-sharing agreement, we ceded more premium due to lower losses experienced in certain states. The decrease was partially offset by strong new business and rate increases in our Agriculture P&C business.

Net premiums earned decreased $31 million, or 19.4 percent, for the three months ended March 31, 2024, reflecting the factors described above.

Combined Ratio
The loss and loss expense ratio improved for the three months ended March 31, 2024, reflecting higher favorable prior period development and lower catastrophe losses. The CAY loss ratio excluding catastrophe losses improved for the three months ended March 31, 2024, due to higher net premiums earned from our Agriculture P&C business that has a lower loss ratio, and earned rate exceeding loss trend in that business.

The policy acquisition cost ratio increased for the three months ended March 31, 2024, reflecting the impact of the government profit share adjustment and agent commission adjustments relating to the 2023 crop year, and higher net premiums earned from our Agriculture P&C business that has a higher policy acquisition cost ratio.

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

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2024	2023	Q-24 vs. Q-23
Net premiums written	$3,835	$3,263	17.5%
Net premiums written - constant dollars			16.7%
Net premiums earned	3,198	2,786	14.8%
Loss and loss expenses	1,426	1,237	15.3%
Policy benefits	100	110	(9.1)%
Policy acquisition costs	823	713	15.4%
Administrative expenses	331	280	18.4%
Underwriting income	518	446	16.1%
Net investment income	267	188	42.5%
Other (income) expense	5	(9)	NM
Amortization of purchased intangibles	20	18	17.1%
Segment income	$760	$625	21.6%
Loss and loss expense ratio:
CAY loss ratio excluding catastrophe losses	49.7%	49.4%	0.3	pts
Catastrophe losses	0.8%	4.1%	(3.3)	pts
Prior period development	(2.8)%	(5.1)%	2.3	pts
Loss and loss expense ratio	47.7%	48.4%	(0.7)	pts
Policy acquisition cost ratio	25.7%	25.6%	0.1	pts
Administrative expense ratio	10.4%	10.0%	0.4	pts
Combined ratio	83.8%	84.0%	(0.2)	pts
NM - not meaningful

Net Catastrophe Losses and Prior Period Development

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2024	2023
Catastrophe losses	$26	$113
Favorable prior period development	$89	$143

Catastrophe losses through March 31, 2024 and 2023, were primarily from the following events:
•2024: International weather-related events.
•2023: Storms in New Zealand and international weather-related events.

Refer to Note 7 to the Consolidated Financial Statements for detail on prior period development.

Net Premiums Written by Region	Three months ended March 31
(in millions of U.S. dollars, except for percentages)	2024	2024 % of Total	2023	2023 % of Total	C$ 2023	Q-24 vs. Q-23	C$ Q-24 vs. Q-23
Region
Europe, Middle East, and Africa	$1,869	49%	$1,721	53%	$1,749	8.6%	6.8%
Asia (1)	1,161	30%	861	26%	829	34.7%	40.1%
Latin America	777	20%	661	20%	688	17.5%	12.9%
Other (2)	28	1%	20	1%	20	42.5%	42.9%
Net premiums written	$3,835	100%	$3,263	100%	$3,286	17.5%	16.7%
(1)    2024 includes the consolidated results of Huatai P&C effective July 1, 2023.
(2)    Includes the international supplemental A&H business of Combined Insurance and other international operations.

Premiums
Overall, net premiums written increased $572 million, or $549 million on a constant dollar basis, for the three months ended March 31, 2024 reflecting growth in commercial lines of 12.2 percent, or 11.4 percent on a constant-dollar basis, and growth in consumer lines of 27.1 percent, or 26.2 percent on a constant-dollar basis.

Europe increased for the three months ended March 31, 2024, supported by both our wholesale and retail divisions. The growth in commercial lines was driven by higher new business, and positive rate increases, primarily in commercial property and casualty lines. Consumer lines increased primarily due to new business from growth in our digital channels, including travel, and high net worth.

Asia increased for the three months ended March 31, 2024, reflecting the consolidation of Huatai Group's P&C business effective July 1, 2023, as well as higher new business, higher retention and positive rate increases in commercial lines. Consumer lines had strong growth in Southeast Asian countries with growth in new business for both A&H and personal lines, fueled in part by new digital distribution.

Latin America increased for the three months ended March 31, 2024, reflecting growth in commercial lines driven by growth in new business and positive rate increases across property and casualty lines. Our personal lines business, primarily automobile in Mexico, also continues to have strong growth.

Net premiums earned increased $412 million, or $402 million on a constant-dollar basis, for the three months ended March 31, 2024, reflecting the increase in net premiums written described above.

Combined Ratio
The combined ratio improved for the three months ended March 31, 2024, primarily reflecting lower catastrophe losses. The CAY combined ratio excluding catastrophe losses increased, principally related to the consolidation of Huatai.

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

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2024	2023	Q-23 vs. Q-22
Net premiums written	$359	$277	29.7%
Net premiums written - constant dollars			29.7%
Net premiums earned	295	244	20.8%
Losses and loss expenses	137	112	22.4%
Policy acquisition costs	81	62	29.9%
Administrative expenses	9	9	—
Underwriting income	68	61	12.3%
Net investment income	57	49	15.1%
Other (income) expense	—	(1)	100%
Segment income	$125	$111	12.3%
Loss and loss expense ratio:
CAY loss ratio excluding catastrophe losses	46.0%	49.0%	(3.0)	pts
Catastrophe losses	—	—	—	pts
Prior period development	0.3%	(3.3)%	3.6	pts
Loss and loss expense ratio	46.3%	45.7%	0.6	pts
Policy acquisition cost ratio	27.5%	25.6%	1.9	pts
Administrative expense ratio	3.1%	3.8%	(0.7)	pts
Combined ratio	76.9%	75.1%	1.8	pts

Net Catastrophe Losses and Prior Period Development

	Three Months Ended
	March 31
(in millions of U.S dollars)	2024	2023
Catastrophe losses	$—	$—
Favorable (unfavorable) prior period development	$(1)	$8
Refer to Note 7 in the Consolidated Financial Statements for detail on prior period development.

Premiums
Net premiums written increased $82 million for the three months ended March 31, 2024, primarily reflecting continued growth, mainly in catastrophe exposed property lines.

Net premiums earned increased $51 million for the three months ended March 31, 2024, primarily reflecting the increase in net premiums written described above.

Combined Ratio
The loss and loss expense ratio increased for the three months ended March 31, 2024, mainly reflecting unfavorable prior period development compared with favorable development in the prior year. The CAY loss ratio excluding catastrophe losses improved for the three months ended March 31, 2024, primarily from a shift in the mix of business towards property lines, which generally has lower loss ratios excluding catastrophe losses.

The policy acquisition cost ratio increased for the three months ended March 31, 2024, primarily due to a shift in the mix of business and the impact of a treaty written in the prior year with a lower acquisition cost ratio.

The administrative expense ratio improved for the three months ended March 31, 2024, reflecting the favorable impact of higher net premiums earned, as described above.
Life Insurance

The Life Insurance segment comprises our international life operations. Effective July 1, 2023, the Life Insurance segment includes 100 percent of the results of Huatai Group's life and asset management business as required under consolidation accounting. We previously included our share of Huatai results based on our equity method investment within Other (income) expense. The Life Insurance segment also includes Chubb Tempest Life Re (Chubb Life Re), and the North American supplemental A&H and life business of Combined Insurance.

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2024	2023	Q-24 vs. Q-23
Net premiums written	$1,633	$1,293	26.3%
Net premiums written - constant dollars			29.7%
Net premiums earned	1,611	1,264	27.5%
Losses and loss expenses	32	32	—
Policy benefits	1,070	712	50.3%
Policy acquisition costs	294	273	7.7%
Administrative expenses	207	167	23.8%
Net investment income	230	153	50.8%
Other (income) expense	(40)	(15)	155.0%
Amortization of purchased intangibles	10	4	192.8%
Segment income	$268	$244	9.8%

Premiums
Net premiums written increased $340 million, or $374 million on a constant-dollar basis, for the three months ended March 31, 2024.

For our international life operations, net premiums written increased 31.5 percent for the three months ended March 31, 2024, substantially due to the consolidation of Huatai Group's life business which contributed $265.8 million or 25.4 percentage points. The remaining increase in net premiums written is primarily driven by the underlying growth of existing business in Asia, specifically in Hong Kong, Taiwan, and Southeast Asia, as well as by higher new business in Latin America.

Net premiums written in our North American Combined Insurance business increased 5.5 percent for the three months ended March 31, 2024, due to growth in its worksite benefits business of 20.2 percent, partially offset by the non-renewal of a large program.

Deposits
The following table presents deposits collected on universal life and investment contracts:

	Three Months Ended
	March 31			% Change
(in millions of U.S. dollars, except for percentages)	2024	2023	C$ 2023	Q-24 vs. Q-23	C$ Q-24 vs. Q-23
Deposits collected on universal life and investment contracts	$600	$309	$301	93.9%	99.4%

Deposits collected on universal life and investment contracts (life deposits) are not reflected as revenues in our Consolidated statements of operations in accordance with U.S. GAAP. New life deposits are an important component of production, and although they do not significantly affect current period income from operations, they are key to our efforts to grow our business. Life deposits collected increased $291 million for the three months ended March 31, 2024, primarily from the consolidation of Huatai Life business.

Life Insurance segment income
Life Insurance segment income increased $24 million for the three months ended March 31, 2024 reflecting the growth in premiums described above and includes higher-than-expected other income totaling $8 million.

Corporate

Corporate results primarily include the results of our non-insurance companies, income and expenses not attributable to reportable segments, and loss and loss expenses of asbestos and environmental (A&E) liabilities and certain other non-A&E run-off exposures, including molestation. Effective July 1, 2023, 100 percent of Huatai Group’s non-insurance operations results, comprising real estate and holding company activity, are included in Corporate.

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2024	2023	Q-24 vs. Q-23
Losses and loss expenses	$10	$11	(2.9)%
Administrative expenses	107	97	9.4%
Underwriting loss	117	108	8.1%
Net investment income (loss)	(26)	11	NM
Other (income) expense	(68)	(214)	(68.1)%
Amortization of purchased intangibles	42	42	—
Net realized gains (losses)	(100)	(76)	31.4%
Market risk benefits gains (losses)	21	(115)	NM
Interest expense	178	160	11.3%
Cigna integration expenses	7	22	(66.9)%
Income tax expense	342	384	(11.0)%
Net loss	(723)	(682)	5.7%
Net income attributable to noncontrolling interests	151	—	NM
Net loss attributable to Chubb	$(874)	$(682)	27.9%
NM - not meaningful

Administrative expenses increased $10 million for the three months ended March 31, 2024, respectively, primarily due to increased spending to support digital growth initiatives.

Cigna integration expenses principally comprised legal and professional fees and all other costs directly related to the integration activities of the Cigna acquisition. These expenses are one-time in nature and are not related to the on-going business activities of the segments. The Chief Executive Officer does not manage segment results or allocate resources to segments when considering these costs and they are therefore excluded from our definition of segment income.

Refer to the respective sections that follow for a discussion of Net realized gains (losses), Net investment income (loss), Amortization of purchased intangibles, and Income tax expense (benefit). Refer to Notes 10 and 16 to the Consolidated Financial Statements for additional information on Market risk benefits gains (losses) and Other (income) expense, respectively.

Net Realized and Unrealized Gains (Losses)
We take a long-term view with our investment strategy, and our investment managers manage our investment portfolio to maximize total return within specific guidelines designed to minimize risk. The majority of our investment portfolio is available-for-sale and reported at fair value.

The effect of market movements on our fixed maturities available-for-sale portfolio impacts Net income (through Net realized gains (losses)) when securities are sold, when we write down an asset, or when we record a change to the valuation allowance for expected credit losses. For a further discussion related to how we assess the valuation allowance for expected credit losses and the related impact on Net income, refer to Note 1 f) to the Consolidated Financial Statements in our 2023 Form 10-K. The effect of market movements on fixed maturities related to consolidated investment products (CIP) in the Huatai portfolio (Fixed maturities - CIP) impact Net realized gains (losses). Additionally, Net income is impacted through the reporting of changes in the fair value of public and private equity securities and derivatives, including financial futures, options, and swaps. Changes in unrealized appreciation and depreciation on available-for-sale securities, resulting from the revaluation of securities held, changes in cumulative foreign currency translation adjustment, changes in current discount rate on future policy benefits, changes in instrument-specific credit risk on market risk benefits, unrealized postretirement benefit obligations liability adjustment, and cross-currency swaps designated as hedges for accounting purposes are reported as separate components of Accumulated other comprehensive income (loss) in Shareholders’ equity in the Consolidated balance sheets.

The following tables present our net realized and unrealized gains (losses):

	Three Months Ended March 31
			2024			2023
(in millions of U.S. dollars)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact
Fixed maturities	$49	$(677)	$(628)	$(180)	$1,786	$1,606
Investment and embedded derivative instruments	(43)	—	(43)	(46)	—	(46)
Public equity
Sales	(3)	—	(3)	(5)	—	(5)
Mark-to-market	6	—	6	16	—	16
Private equity (less than 3 percent ownership)
Mark-to-market	31	—	31	15	—	15
Total investment portfolio	40	(677)	(637)	(200)	1,786	1,586
Other derivative instruments	(2)	—	(2)	(1)	—	(1)
Foreign exchange	(131)	80	(51)	131	(177)	(46)
Current discount rate on future policy benefits	—	(53)	(53)	—	(151)	(151)
Instrument-specific credit risk on market risk benefits	—	5	5	—	(3)	(3)
Other	(8)	31	23	(7)	(33)	(40)
Net gains (losses), pre-tax	$(101)	$(614)	$(715)	$(77)	$1,422	$1,345

Pre-tax net unrealized losses of $677 million in our investment portfolio for the three months ended March 31, 2024, were primarily driven by higher interest rates.

Pre-tax net realized losses of $101 million for the three months ended March 31, 2024 mainly comprised foreign exchange losses.

Effective Income Tax Rate
Our effective tax rate (ETR) reflects a mix of income or losses in jurisdictions with a wide range of tax rates, permanent differences between U.S. GAAP and local tax laws, and the impact of discrete items. A change in the geographic mix of earnings could impact our ETR.

For the three months ended March 31, 2024, our ETR was 13.0 percent compared to 16.9 percent in the prior year period. The ETR for each period was impacted by our mix of earnings among various jurisdictions and by discrete tax items, including an incremental deferred tax benefit of $55 million related to the Bermuda tax law enacted in December 2023.

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
Three Months Ended
March 31, 2024
(in millions of U.S. dollars except for ratios)
Numerator
Losses and loss expenses/policy benefits	A	$3,175	$899	$49	$1,526	$137	$10	$5,796
Catastrophe losses and related adjustments
Catastrophe losses, net of related adjustments		(236)	(170)	(3)	(26)	—	—	(435)
Reinstatement premiums collected (expensed) on catastrophe losses		—	—	—	—	—	—	—
Catastrophe losses, gross of related adjustments		(236)	(170)	(3)	(26)	—	—	(435)
PPD and related adjustments
PPD, net of related adjustments - favorable (unfavorable)		48	52	28	89	(1)	(9)	207
Net premiums earned adjustments on PPD - unfavorable (favorable)		—	—	39	—	—	—	39
Expense adjustments - unfavorable (favorable)		8	—	3	—	—	—	11
PPD, gross of related adjustments - favorable (unfavorable)		56	52	70	89	(1)	(9)	257
CAY loss and loss expense ex CATs	B	$2,995	$781	$116	$1,589	$136	$1	$5,618
Policy acquisition costs and administrative expenses
Policy acquisition costs and administrative expenses	C	$1,016	$386	$23	$1,154	$90	$107	$2,776
Expense adjustments - favorable (unfavorable)		(8)	—	(3)	—	—	—	(11)
Policy acquisition costs and administrative expenses, adjusted	D	$1,008	$386	$20	$1,154	$90	$107	$2,765
Denominator
Net premiums earned	E	$4,880	$1,471	$128	$3,198	$295		$9,972
Net premiums earned adjustments on PPD - unfavorable (favorable)		—	—	39	—	—		39
Net premiums earned excluding adjustments	F	$4,880	$1,471	$167	$3,198	$295		$10,011
P&C Combined ratio
Loss and loss expense ratio	A/E	65.1%	61.1%	38.6%	47.7%	46.3%		58.1%
Policy acquisition cost and administrative expense ratio	C/E	20.8%	26.3%	18.0%	36.1%	30.6%		27.9%
P&C Combined ratio		85.9%	87.4%	56.6%	83.8%	76.9%		86.0%
CAY P&C Combined ratio ex CATs
Loss and loss expense ratio, adjusted	B/F	61.4%	53.1%	69.5%	49.7%	46.0%		56.1%
Policy acquisition cost and administrative expense ratio, adjusted	D/F	20.6%	26.2%	12.1%	36.1%	30.5%		27.6%
CAY P&C Combined ratio ex CATs		82.0%	79.3%	81.6%	85.8%	76.5%		83.7%
Combined ratio
Combined ratio								86.0%
Add: impact of gains and losses on crop derivatives								—
P&C Combined ratio								86.0%
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

Amortization of Purchased Intangibles and Other Amortization
Amortization of purchased intangibles
Amortization expense related to purchased intangibles was $80 million and $72 million for the three months ended March 31, 2024 and 2023, respectively.

At March 31, 2024, the deferred tax liability associated with the Other intangible assets (excluding the fair value adjustment on Unpaid losses and loss expenses) was $1,547 million.

The following table presents, as of March 31, 2024, the expected reduction to the deferred tax liability associated with the amortization of Other intangible assets, at current foreign currency exchange rates, for the second through fourth quarters of 2024 and for the next five years:

For the Years Ending December 31 (in millions of U.S. dollars)	Reduction to deferred tax liability associated with intangible assets
Second quarter of 2024	$21
Third quarter of 2024	20
Fourth quarter of 2024	20
2025	75
2026	69
2027	64
2028	61
2029	54
Total	$384

Amortization of the fair value adjustment on assumed long-term debt
The following table presents, as of March 31, 2024, the expected amortization benefit from the fair value adjustment on assumed long-term debt related to the Chubb Corp acquisition for the second through fourth quarters of 2024 and for the next five years:

For the Years Ending December 31 (in millions of U.S. dollars)	Amortization benefit of the fair value adjustment on assumed long-term debt (1)
Second quarter of 2024	$5
Third quarter of 2024	5
Fourth quarter of 2024	6
2025	21
2026	21
2027	21
2028	21
2029	21
Total	$121
(1)Recorded as a reduction to Interest expense in the Consolidated statements of operations.

Net Investment Income

	Three Months Ended March 31
(in millions of U.S. dollars)	2024	2023
Fixed maturities (1)	$1,311	$1,062
Short-term investments	49	38
Other interest income	15	17
Equity securities	24	9
Private equities	16	9
Other investments	23	17
Gross investment income (1)	1,438	1,152
Investment expenses	(47)	(45)
Net investment income (1)	$1,391	$1,107
(1) Includes amortization expense related to fair value adjustment of acquired invested assets	$(5)	$(2)

Net investment income is influenced by a number of factors including the amounts and timing of inward and outward cash flows, the level of interest rates, and changes in overall asset allocation. Net investment income increased 25.7 percent for the three months ended March 31, 2024, primarily due to higher reinvestment rates on fixed maturities and the consolidation of Huatai Group.

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

	Three Months Ended March 31
(in millions of U.S. dollars)	2024	2023
Total mark-to-market gain on private equity, pre-tax	$134	$257

Interest Expense
Interest expense for the three months ended March 31, 2024, was $178 million comprising $183 million related to fixed expenses on existing debt obligations and variable expenses, and a $5 million benefit related to the amortization of the fair value of debt assumed in the Chubb Corp acquisition. The variable expenses relate to fees from the usage of certain facilities, including letters of credit, and interest on held collateral and repurchase agreements. Based on our existing debt obligations, including the new $1 billion of 5 percent senior notes issued on March 7, 2024, and projected variable expenses, we expect pre-tax interest expense to be approximately $561 million for the remainder of 2024, or $744 million for the full year. We also expect a $16 million benefit related to the amortization of the fair value of debt assumed in the Chubb Corp acquisition for the remainder of 2024. For more information on our debt obligations, refer to Note 11 to the Consolidated Financial Statements herein, and Note 13 to the Consolidated Financial Statements, under Item 8 in our 2023 Form 10-K.

Investments
Our investment portfolio is invested primarily in publicly traded, investment grade, fixed income securities with an average credit quality of A/A as rated by the independent investment rating services Standard and Poor’s (S&P)/Moody’s Investors Service (Moody’s) at March 31, 2024. Excluding Huatai, the portfolio is primarily managed externally by independent, professional investment managers and is broadly diversified across geographies, sectors, and issuers. We hold no collateralized debt obligations in our investment portfolio, and we provide no credit default protection. We have long-standing global credit limits for our entire portfolio across the organization. Exposures are aggregated, monitored, and actively managed by our Global Credit

Committee, comprising senior executives, including our Chief Financial Officer, our Chief Risk Officer, our Chief Investment Officer, and our Treasurer. We also have well-established, strict contractual investment rules requiring managers to maintain highly diversified exposures to individual issuers and closely monitor investment manager compliance with portfolio guidelines.

The following table shows the fair value and cost/amortized cost, net of valuation allowance, of our invested assets:

	March 31, 2024		December 31, 2023
(in millions of U.S. dollars)	Fair Value	Cost/ Amortized Cost, Net	Fair Value	Cost/ Amortized Cost, Net
Short-term investments	$5,107	$5,108	$4,551	$4,551
Fixed maturities - Consolidated investment products	4,408	4,408	3,773	3,773
Fixed maturities available-for-sale	108,289	113,364	106,571	110,972
Fixed income securities	117,804	122,880	114,895	119,296
Equity securities	3,769	3,769	3,455	3,455
Private debt held-for-investment	2,733	2,708	2,560	2,553
Private equities and other	16,089	16,089	15,832	15,832
Total investments	$140,395	$145,446	$136,742	$141,136

The fair value of our total investments increased $3.7 billion during the three months ended March 31, 2024, due to the investing of operating cash flow, partially offset by unrealized losses. The valuation of our fixed income portfolio is impacted by changes in interest rates. We estimate that a 100 basis point (bps) increase in rates would reduce the valuation of our portfolio by approximately $5.9 billion at March 31, 2024.

The following tables present the fair value of our fixed income securities at March 31, 2024, and December 31, 2023. The first table lists investments according to type and second according to S&P credit rating:

	March 31, 2024		December 31, 2023
(in millions of U.S. dollars, except for percentages)	Fair Value	% of Total	Fair Value	% of Total
U.S. Treasury / Agency	$2,899	2%	$3,590	3%
Corporate and asset-backed securities	43,447	38%	42,830	37%
Mortgage-backed securities	23,755	20%	22,058	19%
Municipal	2,043	2%	2,929	3%
Non-U.S.	40,553	34%	38,937	34%
Short-term investments	5,107	4%	4,551	4%
Total (1)	$117,804	100%	$114,895	100%
AAA	$14,289	12%	$12,669	11%
AA	34,371	29%	34,312	30%
A	28,134	24%	27,674	24%
BBB	21,283	18%	20,810	18%
BB	10,529	9%	10,270	9%
B	8,539	7%	8,580	7%
Other	659	1%	580	1%
Total (1)	$117,804	100%	$114,895	100%
(1) Includes fixed maturities related to consolidated investment products recorded in Other investments in the Consolidated balance sheets of $4.4 billion and $3.8 billion at March 31, 2024, and December 31, 2023, respectively.

Corporate and asset-backed securities
The following table presents our 10 largest global exposures to corporate bonds by fair value at March 31, 2024:

(in millions of U.S. dollars)	Fair Value
Bank of America Corp	$818
Morgan Stanley	724
JPMorgan Chase & Co	664
Wells Fargo & Co	597
Citigroup Inc	556
Goldman Sachs Group Inc	550
UBS Group AG	410
HSBC Holdings Plc	399
Verizon Communications Inc	396
AT&T Inc	394

Mortgage-backed securities
The following table shows the fair value and amortized cost, net of valuation allowance, of our mortgage-backed securities:

	S&P Credit Rating					Fair Value	Amortized Cost, Net
March 31, 2024 (in millions of U.S. dollars)	AAA	AA	A	BBB	BB and below	Total	Total
Agency residential mortgage-backed securities (RMBS)	$9	$20,413	$—	$—	$—	$20,422	$22,146
Non-agency RMBS	1,086	101	61	62	6	1,316	1,382
Commercial mortgage-backed securities	1,716	173	113	14	1	2,017	2,167
Total mortgage-backed securities	$2,811	$20,687	$174	$76	$7	$23,755	$25,695

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

Our non-U.S. investment grade fixed income portfolios are currency-matched with the insurance liabilities of our non-U.S. operations. The average credit quality of our non-U.S. fixed income securities is A and 38 percent of our holdings are rated AAA or guaranteed by governments or quasi-government agencies. Within the context of these investment portfolios, our government and corporate bond holdings are highly diversified across industries and geographies. Issuer limits are based on credit rating (AA—two percent, A—one percent, BBB—0.5 percent of the total portfolio) and are monitored daily via an internal compliance system. We manage our indirect exposure using the same credit rating-based investment approach. Accordingly, we do not believe our indirect exposure is material.

The following table summarizes the fair value and amortized cost, net of valuation allowance, of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. government securities at March 31, 2024:

(in millions of U.S. dollars)	Fair Value	Amortized Cost, Net
Republic of Korea	$1,770	$1,746
People's Republic of China	1,586	1,458
Taiwan	985	969
Canada	907	953
Federative Republic of Brazil	631	634
United Mexican States	611	635
Kingdom of Thailand	587	563
Commonwealth of Australia	553	616
Province of Ontario	510	538
Socialist Republic of Vietnam	474	358
Other Non-U.S. Government Securities	6,224	6,493
Total	$14,838	$14,963
The following table summarizes the fair value and amortized cost, net of valuation allowance, of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. corporate securities at March 31, 2024:

(in millions of U.S. dollars)	Fair Value	Amortized Cost, Net
China	$6,524	$6,523
United Kingdom	2,629	2,748
Canada	2,249	2,298
United States (1)	1,614	1,652
South Korea	1,572	1,562
France	1,567	1,609
Australia	1,137	1,192
Japan	816	849
Germany	631	663
Netherlands	586	612
Other Non-U.S. Corporate Securities	6,390	6,658
Total	$25,715	$26,366
(1)     The countries that are listed in the non-U.S. corporate fixed income portfolio above represent the ultimate parent company's country of risk. Non-U.S. corporate securities could be issued by foreign subsidiaries of U.S. corporations.

Below-investment grade corporate fixed income portfolio
Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss from default by the borrower is greater with below-investment grade securities. Below-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than investment grade issuers. At March 31, 2024, our corporate fixed income investment portfolio included below-investment grade and non-rated securities which, in total, comprised approximately 15 percent of our fixed income portfolio. Our below-investment grade and non-rated portfolio includes over 1,600 issuers, with the greatest single exposure being $164 million.

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

The following table presents a roll-forward of our unpaid losses and loss expenses:

(in millions of U.S. dollars)	Gross Losses	Reinsurance Recoverable (1)	Net Losses
Balance at December 31, 2023	$80,122	$17,884	$62,238
Losses and loss expenses incurred	6,603	876	5,727
Losses and loss expenses paid	(6,423)	(1,601)	(4,822)
Other (including foreign exchange translation)	39	4	35
Balance at March 31, 2024	$80,341	$17,163	$63,178
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

Refer to Note 7 to the Consolidated Financial Statements for a discussion on the changes in the loss reserves.

Asbestos and Environmental (A&E)
There was no significant A&E reserve activity during the three months ended March 31, 2024. A&E reserves are included in Corporate. Refer to our 2023 Form 10-K for further information on our A&E exposures.

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

Catastrophe Management
We actively monitor and manage our catastrophe risk accumulation around the world from natural perils, which includes setting risk limits based on probable maximum loss (PML) and purchasing catastrophe reinsurance to ensure sufficient liquidity and capital to meet the expectations of regulators, rating agencies, and policyholders, and to provide shareholders with an appropriate risk-adjusted return. Chubb uses internal and external data together with sophisticated, analytical catastrophe loss and risk modeling techniques to ensure an appropriate understanding of risk, including diversification and correlation effects, across different product lines and territories. The table below presents our modeled pre-tax estimates of natural catastrophe PML, net of reinsurance, at March 31, 2024, and does not represent our expected catastrophe losses for any one year.

	Modeled Net Probable Maximum Loss (PML) Pre-tax
	Worldwide (1)		U.S. Hurricane (2)		California Earthquake (3)
	Annual Aggregate		Annual Aggregate		Single Occurrence
(in millions of U.S. dollars, except for percentages)	Chubb	% of Total Chubb Shareholders’ Equity	Chubb	% of Total Chubb Shareholders’ Equity	Chubb	% of Total Chubb Shareholders’ Equity
1-in-10	$2,726	4.5%	$1,492	2.5%	$164	0.3%
1-in-100	$5,179	8.6%	$3,501	5.8%	$1,843	3.0%
1-in-250	$8,052	13.3%	$5,567	9.2%	$2,098	3.5%
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

The PML for worldwide and key U.S. peril regions are based on our in-force portfolio at January 1, 2024, and reflect the April 1, 2024, reinsurance program, as well as inuring reinsurance protection coverage. As of April 1, 2024, we increased retention in North America by $500 million and increased limits by $1.7 billion. Refer to the Global Property Catastrophe Reinsurance section for more information. These estimates assume that reinsurance recoverable is fully collectible.

According to the model, for the 1-in-100 return period scenario, there is a one percent chance that our pre-tax annual aggregate losses incurred in any year from U.S. hurricane events could be in excess of $3,501 million (or 5.8 percent of total Chubb shareholders’ equity at March 31, 2024). Effective March 31, 2024, our worldwide and U.S. Hurricane PMLs reflect the latest North Atlantic hurricane vulnerability model.

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

Refer to Item 7 in our 2023 Form 10-K for more information on man-made and other catastrophes.

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

Chubb renewed its Global Property Catastrophe Reinsurance Program for our North American and International operations effective April 1, 2024, through March 31, 2025. The program consists of three layers in excess of losses retained by Chubb on a per occurrence basis. Chubb renewed its terrorism coverage (excluding nuclear, biological, chemical and radiation coverage, with an inclusion of coverage for biological and chemical coverage for personal lines) for the United States from April 1, 2024, through March 31, 2025, with the same limits and retention and percentage placed except that the majority of terrorism coverage is on an aggregate basis above our retentions without a reinstatement.

Effective September 1, 2023, Chubb purchased an additional layer of per occurrence coverage for named windstorms and earthquakes within Northeast states. Coverage is provided for losses for North American and international operations within the territory through August 31, 2024.

Loss Location	Layer of Loss	Comments	Notes
United States (excluding Alaska and Hawaii)	$0 million – $1.75 billion	Losses retained by Chubb	(a)
United States (excluding Alaska and Hawaii)	$1.75 billion – $2.85 billion	All natural perils and terrorism	(b)
United States (excluding Alaska and Hawaii)	$2.85 billion – $4.0 billion	All natural perils and terrorism	(c)
United States (excluding Alaska and Hawaii)	$4.0 billion – $5.7 billion	Named windstorm and earthquake
United States (Northeast States Only)	$3.5 billion – $4.0 billion	Named windstorm and earthquake	(d)
International (including Alaska and Hawaii)	$0 million – $225 million	Losses retained by Chubb	(a)
International (including Alaska and Hawaii)	$225 million – $1.325 billion	All natural perils and terrorism	(b)
Alaska, Hawaii, and Canada	$1.325 billion – $2.475 billion	All natural perils and terrorism	(c)
(a)    Ultimate retention will depend upon the nature of the loss and the interplay between the underlying per risk programs and certain other catastrophe programs purchased by individual business units. These other catastrophe programs have the potential to reduce our effective retention below the stated levels.
(b)    These coverages are both part of the same First layer within the Global Property Catastrophe Reinsurance Program and are fully placed with Reinsurers.
(c)    These coverages are both part of the same Second layer within the Global Property Catastrophe Reinsurance Program and are fully placed with Reinsurers.
(d)    Northeast states are defined as Virginia to Maine. This coverage is fully placed with Reinsurers and inures to the benefit of the United States (excluding Alaska and Hawaii) layer.

Capital Resources
Capital resources consist of funds deployed or available to be deployed to support our business operations.

	March 31	December 31
(in millions of U.S. dollars, except for ratios)	2024	2023
Short-term debt	$2,265	$1,460
Long-term debt	13,248	13,035
Total financial debt	15,513	14,495
Trust preferred securities	309	308
Total Chubb shareholders’ equity	60,535	59,507
Total capitalization	$76,357	$74,310
Ratio of financial debt to total capitalization	20.3%	19.5%
Ratio of financial debt plus trust preferred securities to total capitalization	20.7%	19.9%

Repurchase agreements are excluded from the table above and are disclosed separately from short-term debt in the Consolidated balance sheets. The repurchase agreements are collateralized borrowings where we maintain the right and ability to redeem the collateral on short notice, unlike short-term debt which comprises the current maturities of our long-term debt instruments.

On March 7, 2024, Chubb INA Holdings LLC (Chubb INA) issued $1.0 billion of 5.0 percent senior notes due March 2034. Refer to Note 11 to the Consolidated Financial Statements for additional details about the debt issued.

For the three months ended March 31, 2024, we repurchased $316 million of Common Shares in a series of open market transactions under the Board of Directors (Board) share repurchase authorization. At March 31, 2024, there were 25,418,520 Common Shares in treasury with a weighted-average cost of $175.50 per share, and $3.4 billion in share repurchase authorization remained. For the period April 1, 2024, through April 25, 2024, we repurchased 250,000 Common Shares for a total of $62 million in a series of open market transactions under the share repurchase authorization. At April 25, 2024, $3.3 billion in share repurchase authorization remained.

We generally maintain the ability to issue certain classes of debt and equity securities via a Securities and Exchange Commission (SEC) shelf registration statement which is renewed every three years. This allows us capital market access for refinancing as well as for unforeseen or opportunistic capital needs.

Dividends
We have paid dividends each quarter since we became a public company in 1993. Under Swiss law, dividends must be stated in Swiss francs though dividend payments are made by Chubb in U.S. dollars. Refer to Note 13 to the Consolidated Financial Statements for a discussion of our dividend methodology.

At our May 2023 annual general meeting, our shareholders approved an annual dividend for the following year of up to $3.44 per share, or CHF 3.09 per share, calculated using the USD/CHF exchange rate as published in the Wall Street Journal on May 17, 2023, expected to be paid in four quarterly installments of $0.86 per share after the general meeting by way of a distribution from capital contribution reserves, transferred to free reserves for payment. The Board determines the record and payment dates at which the annual dividend may be paid until the date of the 2024 annual general meeting, and is authorized to abstain from distributing a dividend at its discretion. The four quarterly installments each of $0.86 per share were distributed by the Board as expected. The annual dividend approved in May 2023 represented a $0.12 per share increase ($0.03 per quarter) over the prior year dividend.

The following table represents dividends paid per Common Share to shareholders of record on each of the following dates:

Shareholders of record as of:	Dividends paid as of:
December 15, 2023	January 5, 2024	$0.86 (CHF 0.76)
March 15, 2024	April 5, 2024	$0.86 (CHF 0.75)

Liquidity
We anticipate that positive cash flows from operations (underwriting activities and investment income) should be sufficient to cover cash outflows under most loss scenarios for the near term. In addition to cash from operations, routine sales of investments, and financing arrangements, we have agreements with a third-party bank provider which implemented two international multi-currency notional cash pooling programs to enhance cash management efficiency during periods of short-term timing mismatches between expected inflows and outflows of cash by currency. The programs allow us to optimize investment income by avoiding portfolio disruption. Should the need arise, we generally have access to capital markets and to credit facilities with letter of credit capacity of $4.0 billion, $3.0 billion of which can be used for revolving credit. At March 31, 2024, our usage under these facilities was $958 million in letters of credit. Our access to credit under these facilities is dependent on the ability of the banks that are a party to the facilities to meet their funding commitments. The facilities require that we maintain certain financial covenants, all of which we met at March 31, 2024. Should the existing credit providers on these facilities experience financial difficulty, we may be required to replace credit sources, possibly in a difficult market. If we cannot obtain adequate capital or sources of credit on favorable terms, on a timely basis, or at all, our business, operating results, and financial condition could be adversely affected. To date, we have not experienced difficulty accessing our credit facility or establishing additional facilities when needed.

The payment of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction, as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies. During the three months ended March 31, 2024, we were able to meet all our obligations, including the payments of dividends on our Common Shares, with our net cash flows.

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions as well as the subsidiary’s financial condition are paramount to the dividend decision. Chubb Limited received dividends of nil and $225 million from its Bermuda subsidiaries during the three months ended March 31, 2024 and 2023, respectively. Chubb Limited also received dividends of $91 million from its other international subsidiary during the three months ended March 31, 2024.

The U.S. insurance subsidiaries of Chubb INA may pay dividends, without prior regulatory approval, subject to restrictions set out in state law of the subsidiary’s domicile (or, if applicable, commercial domicile). Chubb INA’s international subsidiaries are also subject to insurance laws and regulations particular to the countries in which the subsidiaries operate. These laws and regulations sometimes include restrictions that limit the amount of dividends payable without prior approval of regulatory insurance authorities. Chubb Limited received no dividends from Chubb INA during the three months ended March 31, 2024 and 2023. Debt issued by Chubb INA is serviced by statutorily permissible distributions by Chubb INA’s insurance subsidiaries to Chubb INA as well as other group resources. Chubb INA received no dividends from its subsidiaries during the three months ended March 31, 2024 and 2023.

Cash Flows
Our sources of liquidity include cash from operations, routine sales of investments, and financing arrangements. The following is a discussion of our cash flows for the three months ended March 31, 2024 and 2023.

Operating cash flows were $3.2 billion in the three months ended March 31, 2024, compared to $2.3 billion in the prior year period, primarily due to higher net premiums collected and net investment income, and the impact of the Huatai consolidation. This was partially offset by net purchases of consolidated investment products from Huatai's asset management companies of $404 million.

Cash used for investing was $3.7 billion in the three months ended March 31, 2024, compared to $570 million in the prior year period, an increase of $3.2 billion, which primarily included higher net purchases of fixed maturities and equity securities of $2.8 billion.

Cash from (used) for financing was $562 million in the three months ended March 31, 2024, compared to $(1.4) billion in the prior year period, an increase in cash from financing of $2.0 billion. This was primarily due to net proceeds from the issuance of long-term debt of $1.0 billion compared with repayments of $0.5 billion in the prior year.

We use repurchase agreements as a low-cost funding alternative. At March 31, 2024, there were $3.0 billion in repurchase agreements outstanding with various maturities over the next two months.

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

Information provided in connection with outstanding debt of subsidiaries
Chubb INA Holdings LLC (Subsidiary Issuer) is an indirect 100 percent-owned and consolidated subsidiary of Chubb Limited (Parent Guarantor). The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer.

The following table presents the condensed balance sheets of Chubb Limited and Chubb INA Holdings LLC, after elimination of investment in any non-guarantor subsidiary:

	Chubb Limited (Parent Guarantor)		Chubb INA Holdings LLC (Subsidiary Issuer)
	March 31	December 31	March 31	December 31
(in millions of U.S. dollars)	2024	2023	2024	2023
Assets
Investments	$—	$—	$596	$103
Cash	108	77	3	3
Due from parent guarantor/subsidiary issuer	3	441	49	—
Due from subsidiaries that are not issuers or guarantors	525	539	449	571
Other assets	3	12	3,004	2,785
Total assets	$639	$1,069	$4,101	$3,462
Liabilities
Due to parent guarantor/subsidiary issuer	$49	$—	$3	$441
Due to subsidiaries that are not issuers or guarantors	383	263	240	593
Affiliated notional cash pooling programs	197	594	1,412	455
Short-term debt	—	—	2,265	1,460
Long-term debt	—	—	13,248	13,035
Trust preferred securities	—	—	309	308
Other liabilities	510	657	1,661	1,496
Total liabilities	1,139	1,514	19,138	17,788
Total equity	(500)	(445)	(15,037)	(14,326)
Total liabilities and equity	$639	$1,069	$4,101	$3,462

The following table presents the condensed statements of operations and comprehensive income of Chubb Limited and Chubb INA Holdings LLC, excluding equity in earnings from non-guarantor subsidiaries:

Three Months Ended March 31, 2024	Chubb Limited (Parent Guarantor)	Chubb INA Holdings LLC (Subsidiary Issuer)
(in millions of U.S. dollars)
Net investment income (loss)	$(9)	$(17)
Net realized gains (losses)	(18)	(73)
Administrative expenses	31	(2)
Interest (income) expense	(4)	116
Other (income) expense	(12)	41
Income tax expense (benefit)	1	(33)
Net loss	$(43)	$(212)
Comprehensive loss	$(43)	$(218)

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Refer to Item 7A included in our 2023 Form 10-K.

Foreign currency management
As a global company, Chubb entities transact business in multiple currencies. Our policy is to generally match assets, liabilities and required capital for each individual jurisdiction in local currency, which would include the use of derivatives. We occasionally engage in hedging activity for planned cross border transactions. For an estimated impact of foreign currency movement on our net assets denominated in non-U.S. currencies, refer to Item 7A in our 2023 Form 10-K. This information will be updated and disclosed in interim filings if our net assets in non-U.S. currencies change materially from the December 31, 2023, balances disclosed in the 2023 Form 10-K.

Reinsurance of market risk benefits
Chubb views its MRB reinsurance business as having a similar risk profile to that of catastrophe reinsurance, with the probability of long-term economic loss relatively small at the time of pricing. Adverse changes in market factors and policyholder behavior will have an impact on both MRB gains (losses) and net income. When evaluating these risks, we expect to be compensated for taking both the risk of a cumulative long-term economic net loss, as well as the short-term accounting variations caused by these market movements. Therefore, we evaluate this business in terms of its long-term economic risk and reward.

The tables below are estimates of the sensitivities to instantaneous changes in economic inputs (e.g., equity shock, interest rate shock etc.) at March 31, 2024, for both the fair value of the MRB liability (FVL) and the fair value of specific derivative instruments held (hedge value) to partially offset the risk in the MRB reinsurance portfolio. The following assumptions should be considered when using the below tables:

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

•Interest rate shocks assume a parallel shift in the U.S. yield curve
•Our liabilities are also sensitive to global interest rates at various points on the yield curve, mainly the U.S. Treasury curve in the following proportions: up to 15 percent short-term rates (maturing in less than 5 years), 15 percent—30 percent medium-term rates (maturing between 5 years and 10 years, inclusive), and 65 percent—80 percent long-term rates (maturing beyond 10 years).

•A change in AA-rated credit spreads impacts the rate used to discount cash flows in the fair value model. AA-rated credit spreads are a proxy for both our own credit spreads and the credit spreads of the ceding insurers.

•The hedge sensitivity is from March 31, 2024, market levels and only applicable to the equity and interest rate sensitivities table below.

•The sensitivities do not scale linearly and may be proportionally greater for larger movements in the market factors. Actual sensitivity of our net income may differ from those disclosed in the tables below due to fluctuations in short-term market movements.

Sensitivities to equity and interest rate movements
(in millions of U.S. dollars)		Worldwide Equity Shock
Interest Rate Shock		+10%	Flat	-10%	-20%	-30%	-40%
+100 bps	(Increase)/decrease in FVL	$251	$165	$59	$(71)	$(237)	$(458)
	Increase/(decrease) in hedge value	(118)	—	118	237	355	474
	Increase/(decrease) in net income	$133	$165	$177	$166	$118	$16
Flat	(Increase)/decrease in FVL	$104	$—	$(124)	$(276)	$(473)	$(723)
	Increase/(decrease) in hedge value	(118)	—	118	237	355	474
	Increase/(decrease) in net income	$(14)	$—	$(6)	$(39)	$(118)	$(249)
-100 bps	(Increase)/decrease in FVL	$(82)	$(204)	$(349)	$(525)	$(752)	$(1,030)
	Increase/(decrease) in hedge value	(118)	—	118	237	355	474
	Increase/(decrease) in net income	$(200)	$(204)	$(231)	$(288)	$(397)	$(556)

Sensitivities to Other Economic Variables		AA-rated Credit Spreads		Interest Rate Volatility		Equity Volatility
(in millions of U.S. dollars)		+100 bps	-100 bps	+2%	-2%	+2%	-2%
(Increase)/decrease in FVL		$41	$(46)	$(1)	$1	$(15)	$14
Increase/(decrease) in net income		$41	$(46)	$(1)	$1	$(15)	$14

Market Risk Benefits Net Amount at Risk
All our MRB reinsurance treaties include annual or aggregate claim limits and many include an aggregate deductible which limit the net amount at risk under these programs. The tables below present the net amount at risk at March 31, 2024, following an immediate change in equity market levels, assuming all global equity markets are impacted equally.

a) Reinsurance covering the GMDB risk only

	Equity Shock
(in millions of U.S. dollars)	+20%	Flat	-20%	-40%	-60%	-80%
GMDB net amount at risk	$225	$222	$378	$651	$661	$536
Claims at 100% immediate mortality	133	141	149	140	128	113

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

b) Reinsurance covering the GLB risk only

	Equity Shock
(in millions of U.S. dollars)	+20%	Flat	-20%	-40%	-60%	-80%
GLB net amount at risk	$779	$1,023	$1,411	$1,970	$2,296	$2,556

The treaty limits cause the net amount at risk to increase at a declining rate as equity markets fall.
c) Reinsurance covering both the GMDB and GLB risks on the same underlying policyholders

	Equity Shock
(in millions of U.S. dollars)	+20%	Flat	-20%	-40%	-60%	-80%
GMDB net amount at risk	$36	$43	$53	$63	$72	$79
GLB net amount at risk	319	395	497	618	737	774
Claims at 100% immediate mortality	28	27	27	27	27	27

The treaty limits cause the GMDB and GLB net amount at risk to increase at a declining rate as equity markets fall.

ITEM 4. Controls and Procedures
Chubb’s management, with the participation of Chubb’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Chubb’s disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as of March 31, 2024. Based upon that evaluation, Chubb’s Chief Executive Officer and Chief Financial Officer concluded that Chubb’s disclosure controls and procedures are effective in allowing information required to be disclosed in reports filed under the Securities Exchange Act of 1934 to be recorded, processed, summarized, and reported within time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to Chubb’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Effective July 1, 2023, Chubb discontinued the equity method of accounting to its investment in Huatai Group and applied consolidation accounting. As of and for the three months ended March 31, 2024, Huatai Group represented approximately 5 percent of consolidated revenues and approximately 7 percent of total assets. We currently exclude, and are in the process of working to incorporate, Huatai Group in our evaluation of internal controls over financial reporting, and related disclosure controls and procedures.
Other than working to incorporate Huatai Group as noted above, there have been no changes in Chubb's internal controls over financial reporting during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, Chubb's internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings
The information required with respect to this item is included in Note 12 h) to the Consolidated Financial Statements, which is hereby incorporated herein by reference.

ITEM 1A. Risk Factors
There have been no material changes to the risk factors described under "Risk Factors" under Item 1A of Part I of our 2023 Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

Issuer’s Repurchases of Equity Securities
The following table provides information with respect to purchases by Chubb of its Common Shares during the three months ended March 31, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan (3)
January 1 through January 31	3,774	$226.55	—	$3.68	billion
February 1 through February 29	602,223	$252.72	269,450	$3.62	billion
March 1 through March 31	959,077	$261.40	950,671	$3.37	billion
Total	1,565,074	$257.98	1,220,121
(1)This column represents open market share repurchases and the surrender to Chubb of Common Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and to cover the cost of the exercise of options by employees through stock swaps.
(2)The aggregate value of shares purchased in the three months ended March 31, 2024 as part of the publicly announced plan was $316 million. Refer to Note 13 to the Consolidated Financial Statements for more information on the Chubb Limited securities repurchase authorizations.
(3)For the period April 1, 2024, through April 25, 2024, we repurchased 250,000 Common Shares for a total of $62 million in a series of open market transactions. As of April 25, 2024, $3.31 billion in share repurchase authorization remained.

ITEM 5. Other Information
During the three months ended March 31, 2024, no director or officer of Chubb (as defined in Rule 16a-1(f) under the Exchange Act) informed us of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408 of SEC Regulation S-K.

ITEM 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
3.1	Articles of Association of the Company, as amended and restated	8-K	3.1	May 17, 2023

3.2	Organizational Regulations of the Company, as amended	10-K	3.2	February 24, 2023

4.1	Articles of Association of the Company, as amended and restated	8-K	4.1	May 17, 2023

4.2	Organizational Regulations of the Company, as amended	10-K	4.2	February 24, 2023

4.3	Form of Officer's Certificate related to the 5.000% Senior Notes due 2034	8-K	4.1	March 7, 2024

4.4	Form of Global Note for the 5.000% Senior Notes due 2034	8-K	4.2	March 7, 2024

10.1	Form of Performance Based Restricted Stock Unit Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Swiss Executive Management				X

10.2	Form of Performance Based Restricted Stock Unit Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Executive Officers				X

10.3	Form of Restricted Stock Unit Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Executive Officers				X

10.4	Outside Directors Compensation Parameters	10-K	10.8	February 24, 2023

10.5	Chubb Deferred Stock Unit Plan	10-K	10.27	February 24, 2023

22.1	Guaranteed Securities				X

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

101.1
The following financial information from Chubb Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL:
(i) Consolidated Balance Sheets at March 31, 2024, and December 31, 2023; (ii) Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2024 and 2023; (iii) Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2024 and 2023; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023; and (v) Notes to Consolidated Financial Statements
					X

104.1	The Cover Page Interactive Data File formatted in Inline XBRL (The cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101.1)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHUBB LIMITED
(Registrant)

April 26, 2024	/s/ Evan G. Greenberg
Evan G. Greenberg
Chairman and Chief Executive Officer

April 26, 2024	/s/ Peter C. Enns
Peter C. Enns
Executive Vice President and Chief Financial Officer