Form 10-Q
period 2024-06-30
Chubb Ltd
filed 2024-07-26
CIK 896159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2024
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
Yes  ☐                                               No  ☑
The number of registrant’s Common Shares (CHF 0.50 par value) outstanding as of July 19, 2024 was 403,934,214.

CHUBB LIMITED
INDEX TO FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements
CONSOLIDATED BALANCE SHEETS (Unaudited)
Chubb Limited and Subsidiaries

	June 30	December 31
(in millions of U.S. dollars, except share and per share data)	2024	2023
Assets
Investments
Short-term investments, at fair value (amortized cost – $4,547 and $4,551) (includes variable interest entities (VIE) balances of $42 and $217)	$4,546	$4,551
Fixed maturities available-for-sale, at fair value, net of valuation allowance - $122 and $156 (amortized cost – $113,529 and $111,128)	107,840	106,571
Private debt held-for-investment, at amortized cost, net of valuation allowance - $5 and $4	2,680	2,553
Equity securities, at fair value (includes VIE balances of $1,064 and $1,078)	3,792	3,455
Private equities (includes VIE balances of $22 and $21)	14,365	14,078
Other investments (includes VIE balances of $3,955 and $3,773)	7,513	5,527
Total investments	140,736	136,735
Cash, including restricted cash $168 and $172 (includes VIE balances of $113 and $117)	2,568	2,621
Securities lending collateral	1,889	1,299
Accrued investment income	1,130	1,086
Insurance and reinsurance balances receivable, net of valuation allowance - $54 and $53	15,929	13,379
Reinsurance recoverable on losses and loss expenses, net of valuation allowance - $381 and $367	19,355	19,952
Reinsurance recoverable on policy benefits	291	280
Deferred policy acquisition costs	7,812	7,152
Value of business acquired	3,434	3,674
Goodwill	19,833	19,686
Other intangible assets	6,619	6,775
Deferred tax assets	1,690	1,741
Prepaid reinsurance premiums	3,747	3,221
Separate account assets	5,834	5,573
Other assets (includes VIE balances of $46 and $33)	7,684	7,508
Total assets	$238,551	$230,682
Liabilities
Unpaid losses and loss expenses	$82,191	$80,122
Unearned premiums	24,102	22,051
Future policy benefits	14,663	13,888
Market risk benefits	576	771
Policyholders' account balances	7,787	7,462
Separate account liabilities	5,834	5,573
Insurance and reinsurance balances payable	9,126	8,302
Securities lending payable	1,889	1,299
Accounts payable, accrued expenses, and other liabilities (includes VIE balances of $33 and $18)	8,047	8,332
Deferred tax liabilities	1,572	1,555
Repurchase agreements (includes VIE balances of $1,087 and $1,009)	3,149	2,833
Short-term debt	1,553	1,460
Long-term debt	13,178	13,035
Trust preferred securities	309	308
Total liabilities	173,976	166,991
Commitments and contingencies (refer to Note 12)
Shareholders’ equity
Common Shares (CHF 0.50 par value; 419,625,986 and 431,451,586 shares issued; 404,073,495 and 405,269,637 shares outstanding)	235	241
Common Shares in treasury (15,552,491 and 26,181,949 shares)	(2,481)	(4,400)
Additional paid-in capital	14,926	15,665
Retained earnings	56,662	54,810
Accumulated other comprehensive income (loss) (AOCI)	(8,304)	(6,809)
Total Chubb shareholders’ equity	61,038	59,507
Noncontrolling interests (includes VIE balances of $2,597 and $2,705)	3,537	4,184
Total shareholders' equity	64,575	63,691
Total liabilities and shareholders’ equity	$238,551	$230,682
See accompanying notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars, except per share data)	2024	2023	2024	2023
Revenues
Net premiums written	$13,360	$11,951	$25,581	$22,661
Increase in unearned premiums	(1,068)	(952)	(1,706)	(1,520)
Net premiums earned	12,292	10,999	23,875	21,141
Net investment income	1,468	1,145	2,859	2,252
Net realized gains (losses)	104	(304)	3	(381)
Market risk benefits gains (losses)	(29)	(7)	(8)	(122)
Total revenues	13,835	11,833	26,729	22,890
Expenses
Losses and loss expenses	6,431	5,683	12,158	10,831
Policy benefits (includes remeasurement losses of $3, $5, $22 and $4)	1,219	830	2,399	1,627
Policy acquisition costs	2,226	2,016	4,433	3,964
Administrative expenses	1,094	969	2,164	1,899
Interest expense	182	165	360	325
Other (income) expense	(110)	(100)	(301)	(396)
Amortization of purchased intangibles	80	70	160	142
Cigna integration expenses	7	15	14	37
Total expenses	11,129	9,648	21,387	18,429
Income before income tax	2,706	2,185	5,342	4,461
Income tax expense	490	392	832	776
Net income	$2,216	$1,793	$4,510	$3,685
Net income (loss) attributable to noncontrolling interests	(14)	—	137	—
Net income attributable to Chubb	$2,230	$1,793	$4,373	$3,685
Other comprehensive income (loss)
Change in:
Unrealized appreciation (depreciation)	$(489)	$(1,194)	$(1,166)	$592
Current discount rate on future policy benefits	53	(35)	—	(186)
Instrument-specific credit risk on market risk benefits	5	11	10	8
Cumulative foreign currency translation adjustment	(530)	215	(450)	38
Other, including postretirement benefit liability adjustment	(29)	48	2	15
Other comprehensive income (loss), before income tax	(990)	(955)	(1,604)	467
Income tax (expense) benefit related to OCI items	29	28	38	(104)
Other comprehensive income (loss)	(961)	(927)	(1,566)	363
Comprehensive income	1,255	866	2,944	4,048
Comprehensive income (loss) attributable to noncontrolling interests	(57)	—	66	—
Comprehensive income attributable to Chubb	$1,312	$866	$2,878	$4,048
Earnings per share
Basic earnings per share attributable to Chubb	$5.51	$4.35	$10.79	$8.92
Diluted earnings per share attributable to Chubb	$5.46	$4.32	$10.68	$8.84
See accompanying notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2024	2023	2024	2023
Common Shares
Balance – beginning of period	$241	$10,346	$241	$10,346
Par value reduction	—	(9,759)	—	(9,759)
Cancellation of treasury shares	(6)	(346)	(6)	(346)
Balance – end of period	235	241	235	241
Common Shares in treasury
Balance – beginning of period	(4,461)	(5,341)	(4,400)	(5,113)
Common Shares repurchased	(570)	(724)	(886)	(1,152)
Cancellation of treasury shares	2,527	2,869	2,527	2,869
Net shares issued under employee share-based compensation plans	23	22	278	222
Balance – end of period	(2,481)	(3,174)	(2,481)	(3,174)
Additional paid-in capital
Balance – beginning of period	15,188	6,680	15,665	7,166
Net shares redeemed (issued) under employee share-based compensation plans	17	5	(142)	(206)
Exercise of stock options	—	—	(19)	(13)
Share-based compensation expense	90	73	172	155
Par value reduction	—	9,759	—	9,759
Net decrease due to acquisitions	—	—	(31)	—
Funding of dividends declared to Retained earnings	(369)	(354)	(719)	(698)
Balance – end of period	14,926	16,163	14,926	16,163
Retained earnings
Balance – beginning of period	56,953	50,197	54,810	48,305
Net income attributable to Chubb	2,230	1,793	4,373	3,685
Cancellation of treasury shares	(2,521)	(2,523)	(2,521)	(2,523)
Funding of dividends declared from Additional paid-in capital	369	354	719	698
Dividends declared on Common Shares	(369)	(354)	(719)	(698)
Balance – end of period	56,662	49,467	56,662	49,467
Accumulated other comprehensive income (loss) (AOCI)
Balance – beginning of period	(7,386)	(8,895)	(6,809)	(10,185)
Other comprehensive income (loss)	(918)	(927)	(1,495)	363
Balance – end of period	(8,304)	(9,822)	(8,304)	(9,822)
Total Chubb shareholders’ equity	$61,038	$52,875	$61,038	$52,875
Noncontrolling interests
Balance – beginning of period	$3,896	$—	$4,184	$—
Net decrease due to acquisitions	(296)	—	(707)	—
Net income (loss) attributable to noncontrolling interests	(14)	—	137	—
Other comprehensive loss attributable to noncontrolling interests	(43)	—	(71)	—
Other	(6)	—	(6)	—
Balance – end of period	$3,537	$—	$3,537	$—
Total shareholders' equity	$64,575	$52,875	$64,575	$52,875
See accompanying notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Chubb Limited and Subsidiaries

	Six Months Ended
	June 30
(in millions of U.S. dollars)	2024	2023
Cash flows from operating activities
Net income	$4,510	$3,685
Adjustments to reconcile net income to net cash flows from operating activities
Net realized (gains) losses	(3)	381
Market risk benefits (gains) losses	8	122
Amortization of premiums (discounts) on fixed maturities	(178)	(38)
Amortization of purchased intangibles	160	142
Equity in net income of partially-owned entities	(278)	(460)
Deferred income taxes	131	43
Unpaid losses and loss expenses	2,338	561
Unearned premiums	2,214	1,913
Future policy benefits	954	351
Insurance and reinsurance balances payable	838	588
Accounts payable, accrued expenses, and other liabilities	(410)	(388)
Income taxes	(144)	(38)
Insurance and reinsurance balances receivable	(2,666)	(2,044)
Reinsurance recoverable	511	455
Deferred policy acquisition costs	(796)	(546)
Net sales (purchases) of investments by consolidated investment products	109	—
Other	1	39
Net cash flows from operating activities	7,299	4,766
Cash flows from investing activities
Purchases of fixed maturities available-for-sale	(15,131)	(12,800)
Purchases of fixed maturities held-to-maturity	—	(208)
Purchases of equity securities	(1,778)	(240)
Sales of fixed maturities available-for-sale	6,292	7,229
Sales of equity securities	1,413	81
Maturities and redemptions of fixed maturities available-for-sale	4,705	3,203
Maturities and redemptions of fixed maturities held-to-maturity	—	708
Net change in short-term investments	(190)	898
Net derivative instruments settlements	(31)	(63)
Private equity contributions	(500)	(1,046)
Private equity distributions	538	568
Acquisition of subsidiaries	(538)	(252)
Other	(846)	(340)
Net cash flows used for investing activities	(6,066)	(2,262)
Cash flows from financing activities
Dividends paid on Common Shares	(698)	(688)
Common Shares repurchased	(1,056)	(1,267)
Proceeds from issuance of long-term debt	996	—
Proceeds from issuance of repurchase agreements	2,662	3,774
Repayment of long-term debt	(700)	(475)
Repayment of repurchase agreements	(2,418)	(3,674)
Proceeds from share-based compensation plans	242	102
Policyholder contract deposits	562	170
Policyholder contract withdrawals	(374)	(101)
Third-party capital invested into consolidated investment products	840	—
Third-party capital distributed by consolidated investment products	(1,047)	—
Other	(193)	(153)
Net cash flows used for financing activities	(1,184)	(2,312)
Effect of foreign currency rate changes on cash and restricted cash	(102)	56
Net increase (decrease) in cash and restricted cash	(53)	248
Cash and restricted cash – beginning of period	2,621	2,127
Cash and restricted cash – end of period	$2,568	$2,375
Supplemental cash flow information
Taxes paid	$845	$753
Interest paid	$316	$306
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

On July 1, 2023, Chubb discontinued equity method accounting for its investment in Huatai Group upon obtaining a controlling interest and applied consolidation accounting. Therefore, effective July 1, 2023, business activity for, and the financial position of, Huatai Group is reported at 100 percent on the Consolidated Financial Statements. At June 30, 2024, and December 31, 2023, our aggregate ownership interest in Huatai Group was approximately 85.5 percent and 76.5 percent, respectively. The relevant amounts attributable to shareholders other than Chubb are reflected in the Consolidated Financial Statements under the captions Noncontrolling interests, Net income (loss) attributable to noncontrolling interests, and Comprehensive income (loss) attributable to noncontrolling interests. Refer to Note 2 for additional information on the acquisition of Huatai Group.

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

b) Debt
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

Chubb INA's $700 million of 3.35 percent senior notes due May 2024 was paid upon maturity.

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

2. Acquisitions

Healthy Paws
On May 31, 2024, we acquired the business of Healthy Paws Pet Insurance LLC, a managing general agent specializing in pet insurance, from Aon plc for approximately $300 million in cash. We recognized goodwill of $256 million and intangible assets of $39 million from this acquisition. Chubb has been the exclusive underwriter of Healthy Paws since 2013. The transaction positions Chubb to expand in a niche market with substantial growth potential. This business is assigned to the North America Commercial Insurance segment.

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

In the first quarter of 2024, we closed on incremental ownership interests of approximately 9.0 percent for $555 million, $319 million of which was previously paid prior to 2024, and $236 million was paid in 2024. Our aggregate ownership interest in Huatai Group was approximately 85.5 percent as of June 30, 2024. Chubb has outstanding agreements for approximately 0.6 percent of incremental ownership interests, pending completion of certain closing conditions. We have paid deposits of $12 million related to these outstanding agreements, with approximately $24 million remaining to be paid upon closing, based on current exchange rates.

The acquisition of a controlling majority interest in Huatai Group on July 1, 2023, generated $3,458 million of Goodwill, attributable to expected growth and profitability, and $1,655 million of Other intangible assets. None of the goodwill is expected to be deductible for income tax purposes. Additionally, the acquisition generated $309 million of Value of business acquired (VOBA). Chubb financed the transaction through available cash on hand. Direct costs related to the acquisition are immaterial, and were expensed as incurred. These include one-time costs that are directly attributable to third-party consulting fees and other professional and legal fees related to the acquisition.

The following table summarizes the fair value of the assets acquired and liabilities assumed on July 1, 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Huatai Group assets and liabilities consolidated	July 1
(in millions of U.S. dollars)	2023
Assets
Investments and Cash	$13,346
Accrued investment income	60
Insurance and reinsurance balances receivable	277
Reinsurance recoverable on losses and loss expenses	581
Reinsurance recoverable on future policy benefits	27
Value of business acquired	309
Goodwill and intangible assets	5,113
Other assets	748
Total assets	$20,461
Liabilities
Unpaid losses and loss expenses	$831
Unearned premiums	800
Future policy benefits	2,351
Policyholders' account balances	4,014
Insurance and reinsurance balances payable	644
Accounts payable, accrued expenses, and other liabilities	682
Deferred tax liabilities	232
Repurchase agreements	1,269
Total liabilities	$10,823

Net acquired assets, including goodwill, attributable to Chubb	4,428
Net acquired assets, attributable to noncontrolling interests	5,210
Net acquired assets, including goodwill	$9,638

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

	Three Months Ended	Six Months Ended
Pro forma:	June 30	June 30
(in millions of U.S. dollars)	2023	2023
Net premiums earned	$11,378	$21,931
Total revenues	$12,305	$23,834
Net income	$1,790	$3,690
Net income attributable to Chubb	$1,785	$3,675

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

3. Investments

a) Fixed maturities

June 30, 2024	Amortized Cost	Valuation Allowance	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
(in millions of U.S. dollars)
Available-for-sale
U.S. Treasury / Agency	$2,906	$—	$3	$(168)	$2,741
Non-U.S.	35,933	(45)	482	(1,452)	34,918
Corporate and asset-backed securities	45,952	(76)	255	(2,511)	43,620
Mortgage-backed securities	26,632	(1)	75	(2,092)	24,614
Municipal	2,106	—	8	(167)	1,947
	$113,529	$(122)	$823	$(6,390)	$107,840

December 31, 2023	Amortized Cost	Valuation Allowance	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
(in millions of U.S. dollars)
Available-for-sale
U.S. Treasury / Agency	$3,721	$—	$13	$(144)	$3,590
Non-U.S.	35,918	(49)	592	(1,297)	35,164
Corporate and asset-backed securities	44,695	(104)	390	(2,151)	42,830
Mortgage-backed securities	23,720	(3)	143	(1,802)	22,058
Municipal	3,074	—	10	(155)	2,929
	$111,128	$(156)	$1,148	$(5,549)	$106,571

The following table presents fixed maturities by contractual maturity:

	June 30, 2024		December 31, 2023
(in millions of U.S. dollars)	Net Carrying Value	Fair Value	Net Carrying Value	Fair Value
Available-for-sale
Due in 1 year or less	$4,730	$4,730	$4,729	$4,729
Due after 1 year through 5 years	34,107	34,107	33,573	33,573
Due after 5 years through 10 years	26,766	26,766	28,480	28,480
Due after 10 years	17,623	17,623	17,731	17,731
	83,226	83,226	84,513	84,513
Mortgage-backed securities	24,614	24,614	22,058	22,058
	$107,840	$107,840	$106,571	$106,571

Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

b) Gross unrealized loss
Fixed maturities in an unrealized loss position at June 30, 2024, and December 31, 2023, comprised both investment grade and below investment grade securities for which fair value declined, principally due to rising interest rates since the date of purchase. Refer to Note 1 f) in the 2023 Form 10-K for further information on factors considered in the evaluation of expected credit losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following tables present, for available-for-sale (AFS) fixed maturities in an unrealized loss position (including securities on loan) that are not deemed to have expected credit losses, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	0 – 12 Months		Over 12 Months		Total
June 30, 2024	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. Treasury / Agency	$509	$(4)	$2,050	$(164)	$2,559	$(168)
Non-U.S.	5,388	(94)	15,668	(1,095)	21,056	(1,189)
Corporate and asset-backed securities	5,903	(68)	19,214	(1,476)	25,117	(1,544)
Mortgage-backed securities	5,439	(57)	14,205	(1,999)	19,644	(2,056)
Municipal	154	(3)	1,469	(161)	1,623	(164)
Total AFS fixed maturities	$17,393	$(226)	$52,606	$(4,895)	$69,999	$(5,121)

	0 – 12 Months		Over 12 Months		Total
December 31, 2023	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. Treasury / Agency	$463	$(9)	$2,504	$(135)	$2,967	$(144)
Non-U.S.	2,464	(43)	15,971	(957)	18,435	(1,000)
Corporate and asset-backed securities	2,866	(51)	20,334	(1,194)	23,200	(1,245)
Mortgage-backed securities	1,659	(58)	13,831	(1,706)	15,490	(1,764)
Municipal	1,117	(15)	1,310	(137)	2,427	(152)
Total AFS fixed maturities	$8,569	$(176)	$53,950	$(4,129)	$62,519	$(4,305)

At June 30, 2024, the tax benefit on certain unrealized losses in our investment portfolio was reduced by a valuation allowance of $610 million necessary due to limitations on the utilization of these losses. As part of evaluating whether it was more likely than not that we could realize these losses, we considered realized gains, carryback ability and available tax planning strategies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents a roll-forward of valuation allowance for expected credit losses on fixed maturities:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2024	2023	2024	2023
Available-for-sale
Valuation allowance for expected credit losses - beginning of period	$115	$168	$156	$169
Provision for expected credit loss	41	79	72	138
Write-offs charged against the expected credit loss	—	(2)	(5)	(4)
Recovery of expected credit loss	(34)	(52)	(101)	(110)
Valuation allowance for expected credit losses - end of period	$122	$193	$122	$193
Held-to-maturity
Valuation allowance for expected credit losses - beginning of period	$—	$33	$—	$34
Recovery of expected credit loss	—	(33)	—	(34)
Valuation allowance for expected credit losses - end of period	$—	$—	$—	$—
Private debt held-for-investment
Valuation allowance for expected credit losses - beginning of period	$5	$—	$4	$—
Provision for expected credit loss	1	—	2	—
Recovery of expected credit loss	(1)	—	(1)	—
Valuation allowance for expected credit losses - end of period	$5	$—	$5	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

c) Net realized gains (losses)

The following table presents the components of net realized gains (losses):

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2024	2023	2024	2023
Fixed maturities:
Gross realized gains	$36	$17	$52	$19
Gross realized losses	(106)	(113)	(247)	(272)
Other investments - Fixed maturities	132	—	300	—
Net (provision for) recovery of expected credit losses	(8)	8	32	10
Impairment (1)	(28)	(19)	(62)	(44)
Total fixed maturities	26	(107)	75	(287)
Equity securities	21	28	24	39
Private equities (less than 3 percent ownership)	49	20	80	35
Foreign exchange	27	(186)	(104)	(55)
Investment and embedded derivative instruments	(17)	(55)	(60)	(101)
Other derivative instruments	(3)	2	(5)	1
Other	1	(6)	(7)	(13)
Net realized gains (losses) (pre-tax)	$104	$(304)	$3	$(381)
(1)Relates to certain securities we intended to sell and securities written to market entering default.

Realized gains and losses from Equity securities, Other investments and Private equities from the table above include sales of securities and unrealized gains and losses from fair value changes as follows:

					Three Months Ended
					June 30
	2024				2023
(in millions of U.S. dollars)	Equity Securities	Other Investments	Private Equities	Total	Equity Securities	Private Equities	Total
Net gains (losses) recognized during the period	$21	$132	$49	$202	$28	$20	$48
Less: Net gains (losses) recognized from sales of securities	14	—	—	14	2	—	2
Unrealized gains (losses) recognized for securities still held at reporting date	$7	$132	$49	$188	$26	$20	$46

					Six Months Ended
					June 30
	2024				2023
(in millions of U.S. dollars)	Equity Securities	Other Investments	Private Equities	Total	Equity Securities	Private Equities	Total
Net gains (losses) recognized during the period	$24	$300	$80	$404	$39	$35	$74
Less: Net gains (losses) recognized from sales of securities	11	—	—	11	(3)	—	(3)
Unrealized gains (losses) recognized for securities still held at reporting date	$13	$300	$80	$393	$42	$35	$77

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

d) Private equities
Private equities include investment funds and limited partnerships measured at fair value using net asset value (NAV) as a practical expedient. The following table presents, by investment category, the expected liquidation period, fair value, and maximum future funding commitments for private equities:

	Expected Liquidation Period of Underlying Assets	June 30, 2024		December 31, 2023
(in millions of U.S. dollars)		Fair Value	Maximum Future Funding Commitments	Fair Value	Maximum Future Funding Commitments
Financial	2 to 10 Years	$1,282	$336	$1,241	$364
Real assets	2 to 13 Years	2,031	475	2,137	445
Distressed	2 to 8 Years	1,272	876	1,206	936
Private credit	3 to 8 Years	323	295	331	298
Traditional	2 to 14 Years	9,150	4,845	8,873	4,167
Vintage	1 to 3 Years	61	—	72	—
Investment funds	Not Applicable	246	—	218	—
		$14,365	$6,827	$14,078	$6,210

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

e) Restricted assets
Chubb is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutory regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. Chubb is also required to restrict assets pledged under repurchase agreements, which represent Chubb's agreement to sell securities and repurchase them at a future date for a predetermined price. We use trust funds in certain large reinsurance transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit (LOC) requirements. We have investments in segregated portfolios primarily to provide collateral or guarantees for LOC and derivative transactions. Included in restricted assets at June

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

30, 2024, and December 31, 2023, are investments, primarily fixed maturities, totaling $18,370 million and $18,242 million, respectively, and cash of $168 million and $172 million, respectively.
The following table presents the components of restricted assets:

	June 30	December 31
(in millions of U.S. dollars)	2024	2023
Trust funds	$8,404	$8,482
Deposits with U.S. regulatory authorities	2,482	2,544
Deposits with non-U.S. regulatory authorities	4,160	3,584
Assets pledged under repurchase agreements	3,289	2,924
Other pledged assets	203	880
Total	$18,538	$18,414
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
Unconsolidated VIEs
We do not consolidate sponsored investment products where we have determined that we are not the primary beneficiary. The carrying value of these investments at June 30, 2024, and December 31, 2023, was $215 million and $153 million, respectively, and our maximum risk of loss approximates the carrying amount. These investments are classified within Equity securities on the Consolidated balance sheets.

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

Other investments
Certain of our long-duration contracts are supported by assets that do not qualify for separate account treatment under U.S. GAAP. These assets primarily comprise mutual funds, classified within Level 1 in the valuation hierarchy on the same basis as other equity securities traded in active markets. Other investments principally include fixed maturities carried at fair value with changes in fair value recorded through Net realized gains (losses) on the Consolidated statements of operations. These fixed maturities principally relate to the Huatai investment portfolio, including those portfolios supporting certain participating policies, and are classified within Level 2. Also included are life insurance policies collateralizing investments held in rabbi trusts maintained by Chubb for deferred compensation plans and supplemental retirement plans. These policies are carried at cash surrender value and are classified in the valuation hierarchy within Level 2.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Investment derivatives
Actively traded investment derivative instruments, including futures, options, and forward contracts are classified within Level 1 as fair values are based on quoted market prices. The fair value of cross-currency swaps and interest rate swaps is based on market valuations and is classified within Level 2. These derivative instruments are recorded in either Other assets or Accounts payable, accrued expenses, and other liabilities in the Consolidated balance sheets.

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

Other derivative instruments
We maintain positions in exchange-traded equity futures contracts designed to limit exposure to a severe equity market decline, which would cause an increase in expected market risk benefits (MRB) claims, and therefore, an increase in MRB reserves. Our positions in exchange-traded equity futures contracts are classified within Level 1. The fair value of the majority of the remaining positions in other derivative instruments is based on significant observable inputs including equity security and interest rate indices. Accordingly, these are classified within Level 2. Other derivative instruments are recorded in either Other assets or Accounts payable, accrued expenses, and other liabilities in the Consolidated balance sheets. Chubb also maintains positions in convertible securities that contain embedded derivatives. Convertible securities are recorded in either Fixed maturities available-for-sale (FM AFS) or Equity securities (ES) and are classified as either Level 1 of Level 2 depending on the underlying investment.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Financial instruments measured at fair value on a recurring basis, by valuation hierarchy

June 30, 2024	Level 1	Level 2	Level 3	Total
(in millions of U.S. dollars)
Assets:
Fixed maturities available-for-sale
U.S. Treasury / Agency	$2,128	$613	$—	$2,741
Non-U.S.	—	34,286	632	34,918
Corporate and asset-backed securities	—	40,911	2,709	43,620
Mortgage-backed securities	—	24,594	20	24,614
Municipal	—	1,947	—	1,947
	2,128	102,351	3,361	107,840
Equity securities	3,692	—	100	3,792
Short-term investments	2,822	1,712	12	4,546
Other investments (1)	581	5,903	—	6,484
Securities lending collateral	—	1,889	—	1,889
Investment derivatives	41	—	—	41
Derivatives designated as hedging instruments	—	127	—	127
Other derivative instruments	1	—	—	1
Separate account assets	5,749	85	—	5,834
Total assets measured at fair value (1)(2)	$15,014	$112,067	$3,473	$130,554
Liabilities:
Investment derivatives	$169	$—	$—	$169
Derivatives designated as hedging instruments	—	96	—	96
Other derivative instruments	2	5	—	7
Market risk benefits (3)	—	—	576	576
Total liabilities measured at fair value	$171	$101	$576	$848
(1)Excluded from the table above are other investments of $1,029 million, principally policy loans, measured using NAV as a practical expedient.
(2)Excluded from the table above are Private equities of $14,365 million, measured using NAV as a practical expedient.
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
(1)Excluded from the table above are other investments of $702 million, principally policy loans, measured using NAV as a practical expedient.
(2)Excluded from the table above are Private equities of $14,078 million, measured using NAV as a practical expedient.
(3)Refer to Note 11 for additional information on Market risk benefits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Level 3 financial instruments

The following tables present a reconciliation of the beginning and ending balances of financial instruments measured at fair value using significant unobservable inputs (Level 3).

Three Months Ended June 30, 2024 (in millions of U.S. dollars)	Available-for-Sale Debt Securities			Equity securities	Short-term investments
	Non-U.S.	Corporate and asset- backed securities	Mortgage-backed securities

Balance, beginning of period	$718	$2,658	$7	$101	$5
Transfers into Level 3	—	4	—	—	—
Transfers out of Level 3	(2)	—	—	—	—
Change in Net Unrealized Gains (Losses) in OCI	(6)	4	—	—	(1)
Net Realized Gains (Losses)	(4)	(5)	—	2	—
Purchases	83	326	15	1	12
Sales	(31)	(87)	—	(4)	—
Settlements	(126)	(191)	(2)	—	(4)
Balance, end of period	$632	$2,709	$20	$100	$12
Net Realized Gains (Losses) Attributable to Changes in Fair Value at the Balance Sheet date	$(1)	$(2)	$—	$1	$—
Change in Net Unrealized Gains (Losses) included in OCI at the Balance Sheet date	$(10)	$(1)	$—	$—	$(1)

Three Months Ended June 30, 2023 (in millions of U.S. dollars)	Available-for-Sale Debt Securities			Equity securities	Short-term investments
	Non-U.S.	Corporate and asset- backed securities	Mortgage-backed securities

Balance, beginning of period	$561	$2,544	$10	$88	$7
Transfers into Level 3	21	3	—	—	—
Transfers out of Level 3	—	(2)	—	—	—
Change in Net Unrealized Gains (Losses) in OCI	15	4	—	—	—
Net Realized Gains (Losses)	(1)	(5)	—	(2)	—
Purchases	62	118	—	4	(2)
Sales	(4)	(10)	—	(4)	(2)
Settlements	(5)	(128)	—	—	—
Balance, end of period	$649	$2,524	$10	$86	$3
Net Realized Gains (Losses) Attributable to Changes in Fair Value at the Balance Sheet date	$—	$(6)	$—	$(3)	$—
Change in Net Unrealized Gains (Losses) included in OCI at the Balance Sheet date	$15	$3	$—	$—	$1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Six Months Ended June 30, 2024 (in millions of U.S. dollars)	Available-for-Sale Debt Securities			Equity securities	Short-term investments
	Non-U.S.	Corporate and asset- backed securities	Mortgage-backed securities

Balance, beginning of period	$692	$2,622	$7	$87	$3
Transfers into Level 3	1	5	—	—	—
Transfers out of Level 3	(6)	(3)	—	—	—
Change in Net Unrealized Gains (Losses) in OCI	8	10	—	—	(1)
Net Realized Gains (Losses)	(4)	(5)	—	(1)	—
Purchases	155	469	15	19	16
Sales	(51)	(107)	—	(5)	—
Settlements	(163)	(282)	(2)	—	(6)
Balance, end of period	$632	$2,709	$20	$100	$12
Net Realized Gains (Losses) Attributable to Changes in Fair Value at the Balance Sheet date	$(1)	$(2)	$—	$(1)	$—
Change in Net Unrealized Gains (Losses) included in OCI at the Balance Sheet date	$3	$5	$—	$—	$(1)

Six Months Ended June 30, 2023 (in millions of U.S. dollars)	Available-for-Sale Debt Securities			Equity securities	Short-term investments
	Non-U.S.	Corporate and asset- backed securities	Mortgage-backed securities

Balance, beginning of period	$564	$2,449	$11	$90	$3
Transfers into Level 3	21	3	—	—	—
Transfers out of Level 3	—	(13)	—	—	—
Change in Net Unrealized Gains (Losses) in OCI	11	2	—	—	(1)
Net Realized Gains (Losses)	(1)	(3)	—	(6)	—
Purchases	105	323	—	11	3
Sales	(35)	(30)	—	(9)	(2)
Settlements	(16)	(207)	(1)	—	—
Balance, end of period	$649	$2,524	$10	$86	$3
Net Realized Gains (Losses) Attributable to Changes in Fair Value at the Balance Sheet date	$—	$(2)	$—	$(6)	$—
Change in Net Unrealized Gains (Losses) included in OCI at the Balance Sheet date	$9	$(2)	$—	$—	$—
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following tables present fair value, by valuation hierarchy, and carrying value of the financial instruments not measured at fair value:

June 30, 2024	Fair Value				Net Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Private debt held-for-investment	$—	$—	$2,696	$2,696	$2,680
Total assets	$—	$—	$2,696	$2,696	$2,680
Liabilities:
Repurchase agreements	$—	$3,149	$—	$3,149	$3,149
Short-term debt	—	1,528	—	1,528	1,553
Long-term debt	—	11,698	—	11,698	13,178
Trust preferred securities	—	367	—	367	309
Total liabilities	$—	$16,742	$—	$16,742	$18,189

December 31, 2023	Fair Value				Net Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Private debt held-for-investment	$—	$—	$2,560	$2,560	$2,553
Total assets	$—	$—	$2,560	$2,560	$2,553
Liabilities:
Repurchase agreements	$—	$2,833	$—	$2,833	$2,833
Short-term debt	—	1,431	—	1,431	1,460
Long-term debt	—	11,924	—	11,924	13,035
Trust preferred securities	—	365	—	365	308
Total liabilities	$—	$16,553	$—	$16,553	$17,636

5. Reinsurance

Reinsurance recoverable on ceded reinsurance

	June 30, 2024		December 31, 2023
(in millions of U.S. dollars)	Net Reinsurance Recoverable (1)	Valuation allowance	Net Reinsurance Recoverable (1)	Valuation allowance
Reinsurance recoverable on unpaid losses and loss expenses	$17,409	$299	$17,884	$285
Reinsurance recoverable on paid losses and loss expenses	1,946	82	2,068	82
Reinsurance recoverable on losses and loss expenses	$19,355	$381	$19,952	$367
Reinsurance recoverable on policy benefits	$291	$—	$280	$—
(1)Net of valuation allowance for uncollectible reinsurance.

The decrease in Reinsurance recoverable on losses and loss expenses was primarily due to a seasonal decrease in crop recoverables and a commutation in connection with a large structured transaction during the first quarter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents a roll-forward of valuation allowance for uncollectible reinsurance related to Reinsurance recoverable on losses and loss expenses:

	Six Months Ended
	June 30
(in millions of U.S. dollars)	2024	2023
Valuation allowance for uncollectible reinsurance - beginning of period	$367	$351
Provision for uncollectible reinsurance	18	15
Write-offs charged against the valuation allowance	(3)	(6)
Foreign exchange revaluation	(1)	1
Valuation allowance for uncollectible reinsurance - end of period	$381	$361
For additional information, refer to Note 1 e) to the Consolidated Financial Statements of our 2023 Form 10-K.

6. Deferred policy acquisition costs

The following tables present a roll-forward of deferred policy acquisitions costs on long-duration contracts included in the Life Insurance segment:

	Six Months Ended June 30, 2024
(in millions of U.S. dollars)	Term Life	Universal Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$402	$674	$534	$1,301	$274	$3,185
Capitalizations	98	70	170	311	36	685
Amortization expense	(58)	(39)	(17)	(86)	(14)	(214)
Other (including foreign exchange)	(6)	(25)	(14)	(30)	(7)	(82)
Balance - end of period	$436	$680	$673	$1,496	$289	$3,574
Overseas General Insurance segment excluded from table						592
Total deferred policy acquisition costs on long-duration contracts						$4,166
Deferred policy acquisition costs on short-duration contracts						3,646
Total deferred policy acquisition costs						$7,812

	Six Months Ended June 30, 2023
(in millions of U.S. dollars)	Term Life	Universal Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$324	$639	$392	$891	$268	$2,514
Capitalizations	84	54	62	249	9	458
Amortization expense	(50)	(37)	(11)	(62)	(13)	(173)
Other (including foreign exchange)	12	9	10	(2)	—	29
Balance - end of period	$370	$665	$453	$1,076	$264	$2,828
Overseas General Insurance segment excluded from table						651
Total deferred policy acquisition costs on long-duration contracts						$3,479
Deferred policy acquisition costs on short-duration contracts						3,187
Total deferred policy acquisition costs						$6,666

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

7. Goodwill

The following table presents a roll-forward of Goodwill by segment:

(in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Chubb Consolidated
Balance at December 31, 2023	$6,946	$2,231	$134	$5,262	$371	$4,742	$19,686
Acquisition of Healthy Paws	256	—	—	—	—	—	256
Measurement-period adjustments	—	—	—	—	—	65	65
Foreign exchange revaluation and other	(10)	(4)	—	(90)	—	(70)	(174)
Balance at June 30, 2024 (1)	$7,192	$2,227	$134	$5,172	$371	$4,737	$19,833
(1)Includes $500 million attributable to noncontrolling interests.

8. Unpaid losses and loss expenses

The following table presents a reconciliation of beginning and ending Unpaid losses and loss expenses:

	Six Months Ended
	June 30
(in millions of U.S. dollars)	2024	2023
Gross unpaid losses and loss expenses – beginning of period	$80,122	$75,747
Reinsurance recoverable on unpaid losses – beginning of period (1)	(17,884)	(17,086)
Net unpaid losses and loss expenses – beginning of period	62,238	58,661
Net losses and loss expenses incurred in respect of losses occurring in:
Current year	12,604	11,227
Prior years (2)	(446)	(396)
Total	12,158	10,831
Net losses and loss expenses paid in respect of losses occurring in:
Current year	2,492	2,264
Prior years	6,918	7,527
Total	9,410	9,791
Foreign currency revaluation and other	(204)	171
Net unpaid losses and loss expenses – end of period	64,782	59,872
Reinsurance recoverable on unpaid losses (1)	17,409	16,608
Gross unpaid losses and loss expenses – end of period	$82,191	$76,480
(1)    Net of valuation allowance for uncollectible reinsurance.
(2)    Relates to prior period loss reserve development only and excludes prior period development related to reinstatement premiums, expense adjustments, earned premiums, and A&H long-duration lines totaling $47 million and nil for the six months ended June 30, 2024 and 2023, respectively.

Net unpaid losses and loss expenses increased $2,544 million for the six months ended June 30, 2024, principally reflecting underlying exposure growth and the impact of a reinsurance commutation in connection with a large structured transaction during the first quarter, partially offset by the impact of favorable prior period development.

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

	Three Months Ended June 30			Six Months Ended June 30
(in millions of U.S. dollars)	Long-tail	Short-tail	Total	Long-tail	Short-tail	Total
2024
North America Commercial P&C Insurance	$(142)	$(2)	$(144)	$(46)	$(146)	$(192)
North America Personal P&C Insurance	—	(64)	(64)	—	(116)	(116)
North America Agricultural Insurance	—	—	—	—	(28)	(28)
Overseas General Insurance	36	(97)	(61)	35	(185)	(150)
Global Reinsurance	5	(21)	(16)	5	(20)	(15)
Corporate	93	—	93	102	—	102
Total	$(8)	$(184)	$(192)	$96	$(495)	$(399)
2023
North America Commercial P&C Insurance	$(139)	$(7)	$(146)	$(130)	$(88)	$(218)
North America Personal P&C Insurance	—	(33)	(33)	—	(16)	(16)
North America Agricultural Insurance	—	(3)	(3)	—	(3)	(3)
Overseas General Insurance	—	(61)	(61)	—	(204)	(204)
Global Reinsurance	7	(24)	(17)	7	(32)	(25)
Corporate	60	—	60	70	—	70
Total	$(72)	$(128)	$(200)	$(53)	$(343)	$(396)
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
North America Commercial P&C Insurance. Net favorable development for the three and six months ended June 30, 2024, included $288 million and $338 million, respectively, from workers' compensation due to lower-than-expected loss experience and our annual assessment of multi-claimant events, including industrial accidents. The favorable development was partially offset by net adverse development of $117 million and $167 million, respectively, in commercial auto liability mainly due to higher-than-expected loss development and severity trend. Development for the six months ended June 30, 2024, included $144 million of favorable development in surety, property and marine lines, partially offset by net adverse development of $97 million in commercial excess and umbrella lines.
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
Overseas General Insurance. Net favorable development for the three months ended June 30, 2024 included favorable claim development, mainly in marine and property lines. Net favorable development for the six months ended June 30, 2024 included favorable development of $85 million in property and $73 million in marine.
Net favorable development for the three months ended June 30, 2023 included favorable claim development in short-tail property and casualty and A&H. Net favorable development for the six months ended June 30, 2023 included $110 million of favorable catastrophe development and non-catastrophe property loss emergence.
Corporate. Net adverse development for the three and six months ended June 30, 2024 and 2023 was driven primarily by molestation-related claims development.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

9. Future policy benefits

The following tables present a roll-forward of the liability for future policy benefits included in the Life Insurance segment:

Present Value of Expected Net Premiums	Six Months Ended June 30, 2024
(in millions of U.S. dollars)	Term Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$1,590	$3,950	$10,432	$64	$16,036
Beginning balance at original discount rate	1,992	3,945	10,692	64	16,693
Effect of changes in cash flow assumptions	6	70	111	—	187
Effect of actual variances from expected experience	(12)	21	(129)	(1)	(121)
Adjusted beginning of period balance	1,986	4,036	10,674	63	16,759
Issuances	111	620	1,196	39	1,966
Interest accrual	26	55	239	2	322
Net premiums collected (1)	(122)	(603)	(729)	(20)	(1,474)
Other (including foreign exchange)	(25)	(77)	(273)	10	(365)
Ending balance at original discount rate	1,976	4,031	11,107	94	17,208
Effect of changes in discount rate assumptions	(397)	17	(162)	—	(542)
Balance – end of period	$1,579	$4,048	$10,945	$94	$16,666
(1)Net premiums collected represent the portion of gross premiums collected from policyholders that is used to fund expected benefit.

Present Value of Expected Future Policy Benefits	Six Months Ended June 30, 2024
(in millions of U.S. dollars)	Term Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$2,254	$10,063	$14,650	$495	$27,462
Beginning balance at original discount rate	2,749	9,991	15,071	492	28,303
Effect of changes in cash flow assumptions	8	85	102	—	195
Effect of actual variances from expected experience	(9)	31	(129)	—	(107)
Adjusted beginning of period balance	2,748	10,107	15,044	492	28,391
Issuances	111	620	1,196	39	1,966
Interest accrual	35	151	300	8	494
Benefits payments	(115)	(179)	(789)	(10)	(1,093)
Other (including foreign exchange)	(3)	(169)	(356)	9	(519)
Ending balance at original discount rate	2,776	10,530	15,395	538	29,239
Effect of changes in discount rate assumptions	(512)	129	(337)	17	(703)
Balance – end of period	$2,264	$10,659	$15,058	$555	$28,536

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Liability for Future Policy Benefits, Life Insurance Segment	June 30, 2024
(in millions of U.S. dollars)	Term Life	Whole Life	A&H	Other	Total
Net liability for future policy benefits	$685	$6,611	$4,113	$461	$11,870
Deferred profit liability	268	986	174	24	1,452
Net liability for future policy benefits, before reinsurance recoverable	953	7,597	4,287	485	13,322
Less: Reinsurance recoverable on future policy benefits	103	44	110	—	257
Net liability for future policy benefits, after reinsurance recoverable	$850	$7,553	$4,177	$485	$13,065
Weighted average duration (years)	10.2	25.0	10.0	16.3	19.1

Present Value of Expected Net Premiums	Six Months Ended June 30, 2023
(in millions of U.S. dollars)	Term Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$1,806	$2,308	$10,711	$42	$14,867
Beginning balance at original discount rate	1,867	2,361	11,258	43	15,529
Effect of changes in cash flow assumptions	16	(1)	(772)	1	(756)
Effect of actual variances from expected experience	(6)	41	(79)	(1)	(45)
Adjusted beginning of period balance	1,877	2,401	10,407	43	14,728
Issuances	63	123	540	3	729
Interest accrual	37	34	226	1	298
Net premiums collected (1)	(87)	(170)	(654)	(11)	(922)
Other (including foreign exchange)	78	11	(150)	1	(60)
Ending balance at original discount rate	1,968	2,399	10,369	37	14,773
Effect of changes in discount rate assumptions	(54)	(21)	(346)	—	(421)
Balance – end of period	$1,914	$2,378	$10,023	$37	$14,352
(1)Net premiums collected represent the portion of gross premiums collected from policyholders that is used to fund expected benefit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Present Value of Expected Future Policy Benefits	Six Months Ended June 30, 2023
(in millions of U.S. dollars)	Term Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$2,321	$5,696	$15,038	$269	$23,324
Beginning balance at original discount rate	2,447	5,874	15,855	280	24,456
Effect of changes in cash flow assumptions	19	(1)	(782)	3	(761)
Effect of actual variances from expected experience	(6)	46	(75)	(1)	(36)
Adjusted beginning of period balance	2,460	5,919	14,998	282	23,659
Issuances	63	123	540	3	729
Interest accrual	43	105	289	3	440
Benefit payments	(85)	(130)	(707)	(5)	(927)
Other (including foreign exchange)	184	423	(507)	(22)	78
Ending balance at original discount rate	2,665	6,440	14,613	261	23,979
Effect of changes in discount rate assumptions	(127)	(76)	(575)	(4)	(782)
Balance – end of period	$2,538	$6,364	$14,038	$257	$23,197

Liability for Future Policy Benefits, Life Insurance Segment	June 30, 2023
(in millions of U.S. dollars)	Term Life	Whole Life	A&H	Other	Total
Net liability for future policy benefits	$624	$3,986	$4,015	$220	$8,845
Deferred profit liability	243	640	148	13	1,044
Net liability for future policy benefits, before reinsurance recoverable	867	4,626	4,163	233	9,889
Less: Reinsurance recoverable on future policy benefits	110	42	119	1	272
Net liability for future policy benefits, after reinsurance recoverable	$757	$4,584	$4,044	$232	$9,617
Weighted average duration (years)	9.4	25.3	10.5	14.0	17.6

The following table presents a reconciliation of the roll-forwards above to the Future policy benefits liability presented in the Consolidated balance sheets.

	June 30
(in millions of U.S. dollars)	2024	2023
Net liability for future policy benefits, Life Insurance segment	$11,870	$8,845
Other (1)	1,341	1,175
Deferred profit liability	1,452	1,044
Liability for future policy benefits, per consolidated balance sheet	$14,663	$11,064
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents the amount of undiscounted and discounted expected gross premiums and expected future policy benefit payments included in the Life Insurance segment:

	June 30	June 30
(in millions of U.S. dollars)	2024	2023
Term Life
Undiscounted expected future benefit payments	$4,334	$4,085
Undiscounted expected future gross premiums	7,223	6,543
Discounted expected future benefit payments	2,264	2,538
Discounted expected future gross premiums	4,776	3,779
Whole Life
Undiscounted expected future benefit payments	25,052	16,759
Undiscounted expected future gross premiums	9,555	6,972
Discounted expected future benefit payments	10,659	6,364
Discounted expected future gross premiums	7,744	5,455
A&H
Undiscounted expected future benefit payments	26,037	23,661
Undiscounted expected future gross premiums	38,166	34,381
Discounted expected future benefit payments	15,058	14,038
Discounted expected future gross premiums	22,556	21,019
Other
Undiscounted expected future benefit payments	956	346
Undiscounted expected future gross premiums	174	94
Discounted expected future benefit payments	555	257
Discounted expected future gross premiums	$155	$84

The following table presents the amount of revenue and interest recognized in the Consolidated statement of operations for the Life Insurance segment:

	Gross Premiums or Assessments		Interest Accretion
	Six Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2024	2023	2024	2023
Life Insurance
Term Life	$337	$322	$9	$6
Whole Life	1,008	475	96	71
A&H	1,525	1,422	61	63
Other	32	21	6	2
Total	$2,902	$2,240	$172	$142

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents the weighted-average interest rates for the Life Insurance segment:

	Interest Accretion Rate		Current Discount Rate
	June 30		June 30
	2024	2023	2024	2023
Life Insurance
Term Life	2.9%	2.9%	5.7%	5.9%
Whole Life	3.2%	4.0%	4.6%	5.3%
A&H	3.7%	3.8%	6.3%	6.4%
Other	2.7%	3.8%	4.2%	5.1%

10. Policyholders' account balances, Separate accounts, and Unearned revenue liabilities

Policyholders' account balances
The following tables present a roll-forward of policyholders' account balances:

	Six Months Ended June 30, 2024
(in millions of U.S. dollars)	Universal Life	Annuities (2)	Other (3)	Total
Balance – beginning of period	$1,876	$2,411	$2,502	$6,789
Premiums received	139	208	217	564
Policy charges (1)	(65)	—	(5)	(70)
Surrenders and withdrawals	(65)	(20)	(153)	(238)
Benefit payments (4)	(56)	(81)	(1)	(138)
Interest credited	25	30	27	82
Other (including foreign exchange)	(76)	(27)	(274)	(377)
Balance – end of period	$1,778	$2,521	$2,313	$6,612
Unearned revenue liability				675
Other				500
Policyholders' account liability, per consolidated balance sheet				$7,787
(1)Contracts included in the policyholder account balances are generally charged a premium and/or monthly assessments on the basis of the account balance.
(2)Relates to Huatai Life.
(3)Primarily comprises policyholder account balances related to investment linked products including endowment and investment contracts, none of which bear significant insurance risk.
(4)Includes benefit payments upon maturity as well as death benefits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	Six Months Ended June 30, 2023
(in millions of U.S. dollars)	Universal Life	Other (2)	Total
Balance – beginning of period	$1,199	$1,374	$2,573
Premiums received	106	64	170
Policy charges (1)	(63)	(5)	(68)
Surrenders and withdrawals	(36)	(41)	(77)
Benefit payments (3)	(4)	(22)	(26)
Interest credited	16	13	29
Other (including foreign exchange)	1	5	6
Balance – end of period	$1,219	$1,388	$2,607
Unearned revenue liability			608
Policyholders' account liability, per consolidated balance sheet			$3,215
(1)Contracts included in the policyholder account balances are generally charged a premium and/or monthly assessments on the basis of the account balance.
(2)Primarily comprises policyholder account balances related to investment linked products including endowment and investment contracts, none of which bear significant insurance risk.
(3)Includes benefit payments upon maturity as well as death benefits.

	June 30
	2024			2023
(in millions of U.S. dollars, except for percentages)	Universal Life	Annuities	Other	Universal Life	Other
Weighted-average crediting rate	2.8%	2.5%	2.9%	2.7%	2.0%
Net amount at risk (1)	$11,987	$—	$454	$11,634	$201
Cash Surrender Value	$1,611	$1,618	$2,013	$1,013	$1,316
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

The following tables present the balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimum:

Universal Life

	June 30, 2024
(in millions of U.S. dollars)	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Guaranteed minimum crediting rates
Up to 2.00%	$436	$—	$42	$68	$546
2.01% – 4.00%	77	424	717	—	1,218
Greater than 4.00%	14	—	—	—	14
Total	$527	$424	$759	$68	$1,778

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	June 30, 2023
(in millions of U.S. dollars)	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Guaranteed minimum crediting rates
Up to 2.00%	$439	$—	$32	$8	$479
2.01% – 4.00%	81	328	310	—	719
Greater than 4.00%	21	—	—	—	21
Total	$541	$328	$342	$8	$1,219

Annuities

	June 30, 2024
(in millions of U.S. dollars)	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Guaranteed minimum crediting rates
Up to 2.00%	$732	$—	$1,638	$1	$2,371
2.01% – 4.00%	150	—	—	—	150
Greater than 4.00%	—	—	—	—	—
Total	$882	$—	$1,638	$1	$2,521

Other policyholders' account balances

	June 30, 2024
(in millions of U.S. dollars)	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Guaranteed minimum crediting rates
Up to 2.00%	$574	$—	$227	$513	$1,314
2.01% – 4.00%	381	618	—	—	999
Greater than 4.00%	—	—	—	—	—
Total	$955	$618	$227	$513	$2,313

	June 30, 2023
(in millions of U.S. dollars)	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Guaranteed minimum crediting rates
Up to 2.00%	$552	$—	$240	$186	$978
2.01% – 4.00%	363	42	—	—	405
Greater than 4.00%	5	—	—	—	5
Total	$920	$42	$240	$186	$1,388

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

The following table presents the aggregate fair value of Separate account assets, by major security type:

	June 30	June 30
(in millions of U.S. dollars)	2024	2023
Cash and cash equivalents	$100	$98
Mutual funds	5,649	5,382
Fixed maturities	85	94
Total	$5,834	$5,574

The following table presents a roll-forward of separate account liabilities:

	Six Months Ended
	June 30
(in millions of U.S. dollars)	2024	2023
Balance – beginning of period	$5,573	$5,190
Premiums and deposits	576	517
Policy charges	(80)	(70)
Surrenders and withdrawals	(426)	(246)
Benefit payments	(208)	(193)
Investment performance	502	361
Other (including foreign exchange)	(103)	15
Balance – end of period	$5,834	$5,574
Cash surrender value (1)	$5,625	$5,369
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

	Six Months Ended
	June 30
(in millions of U.S. dollars)	2024	2023
Balance – beginning of period	$673	$567
Deferred revenue	69	63
Amortization	(36)	(29)
Other (including foreign exchange)	(31)	7
Balance – end of period	$675	$608

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

11. Market risk benefits

Our reinsurance programs covering variable annuity guarantees, comprising guaranteed living benefits (GLB) and guaranteed minimum death benefits (GMDB), meet the definition of Market risk benefits (MRB). The following table presents a roll-forward of MRB:

	Six Months Ended June 30
(in millions of U.S. dollars)	2024	2023
Balance – beginning of period	$771	$800
Balance, beginning of period, before effect of changes in the instrument-specific credit risk	749	776
Interest rate changes	(87)	37
Effect of changes in equity markets	(83)	(144)
Effect of changes in volatilities	(13)	31
Actual policyholder behavior different from expected behavior	31	14
Effect of timing and all other	(33)	(8)
Balance, end of period, before effect of changes in the instrument-specific credit risk	$564	$706
Effect of changes in the instrument-specific credit risk	12	16
Balance – end of period	$576	$722
Weighted-average age of policyholders (years)	74	73
Net amount at risk (1)	$1,630	$2,048
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

Excluded from the table above are MRB gains (losses) of $(191) million and $(192) million for the six months ended June 30, 2024 and 2023, respectively, reported in the Consolidated statements of operations, relating to the market risk benefits' economic hedge and other net cash flows. There is no reinsurance recoverable associated with our liability for MRB.

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

	Valuation Technique	Significant Unobservable Inputs	June 30, 2024		June 30, 2023
			Ranges	Weighted Average(1)	Ranges	Weighted Average(1)
MRB (1)	Actuarial model	Lapse rate	0.5% – 30.0%	4.3%	0.5% – 30.4%	4.0%
		Annuitization rate	0% – 100%	4.3%	0% – 100%	4.2%
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

12. Commitments, contingencies, and guarantees

a) Derivative instruments
Chubb maintains positions in derivative instruments such as futures, options, swaps, and foreign currency forward contracts for which the primary purposes are to manage duration and foreign currency exposure, yield enhancement, or to obtain an exposure to a particular financial market. Chubb also maintains positions in convertible securities that contain embedded derivatives, and exchange-traded equity futures contracts on equity market indices to limit equity exposure in the market risk benefit (MRB) book of business. Derivative instruments are principally recorded in either Other assets (OA) or Accounts payable, accrued expenses, and other liabilities (AP) in the Consolidated balance sheets. Convertible securities are recorded in either Fixed maturities available-for-sale (FM AFS) or Equity securities (ES), depending on the underlying investment. These are the most numerous and frequent derivative transactions. In addition, Chubb, from time to time, purchases to be announced mortgage-backed securities (TBAs) as part of its investing activities.

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

The following table presents the balance sheet location, fair value of derivative instruments in an asset or (liability) position, and notional value/payment provision of our derivative instruments:

			June 30, 2024			December 31, 2023
	Consolidated Balance Sheet Location	Fair Value		Notional Value/ Payment Provision	Fair Value		Notional Value/ Payment Provision
(in millions of U.S. dollars)		Derivative Asset	Derivative (Liability)		Derivative Asset	Derivative (Liability)
Investment and embedded derivatives not designated as hedging instruments:
Foreign currency forward contracts	OA / (AP)	$35	$(167)	$3,946	$27	$(94)	$3,662
Options/Futures contracts on notes and bonds	OA / (AP)	6	(2)	1,190	27	(42)	2,062
Convertible securities (1)	FM AFS / ES	61	—	67	56	—	64
		$102	$(169)	$5,203	$110	$(136)	$5,788
Other derivative instruments:
Futures contracts on equities (2)	OA / (AP)	$—	$(2)	$1,042	$—	$(37)	$1,157
Other	OA / (AP)	1	(5)	350	—	(5)	217
		$1	$(7)	$1,392	$—	$(42)	$1,374
Derivatives designated as hedging instruments:
Cross-currency swaps - fair value hedges	OA / (AP)	$88	$—	$1,614	$126	$—	$1,631
Cross-currency swaps - net investment hedges	OA / (AP)	39	(96)	1,599	10	(128)	1,619
		$127	$(96)	$3,213	$136	$(128)	$3,250
(1)Includes fair value of embedded derivatives.
(2)Related to MRB book of business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

At June 30, 2024, and December 31, 2023, net derivative liabilities of $103 million and $115 million, respectively, included in the table above were subject to a master netting agreement. The remaining derivatives included in the table above were not subject to a master netting agreement.

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

(i) Cross-currency swaps - fair value hedges
Chubb holds certain cross-currency swaps designated as fair value hedges. The objective of these cross-currency swaps is to hedge the foreign currency risk on €1.5 billion, or approximately $1.6 billion at June 30, 2024, of our euro denominated debt, by converting cash flows back into the U.S. dollar.

These hedges are carried at fair value, with changes in fair value recorded in Other comprehensive income (OCI). The gains or losses on the fair value hedges offsetting the foreign currency remeasurement on the hedged euro denominated senior notes are reclassified from OCI into Net realized gains (losses), and an additional portion is reclassified into Interest expense, as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(pre-tax, in millions of U.S. dollars)	2024	2023	2024	2023
Gain (loss) recognized in OCI	$(46)	$57	$(54)	$40
Net realized gain (loss) reclassified from OCI	(12)	11	(49)	31
Interest expense reclassified from OCI	(4)	(4)	(8)	(8)
OCI gain (loss) after reclassifications	$(30)	$50	$3	$17

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

These net investment hedges are carried at fair value, with changes in fair value recorded in Cumulative translation adjustments (CTA) within OCI, and a portion is reclassified to Interest expense as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(pre-tax, in millions of U.S. dollars)	2024	2023	2024	2023
Gain (loss) recognized in OCI	$37	$35	$73	$12
Interest income reclassified from OCI	3	4	6	7
OCI gain (loss) after reclassifications	$34	$31	$67	$5

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

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2024	2023	2024	2023
Investment and embedded derivative instruments:
Foreign currency forward contracts	$(28)	$(27)	$(80)	$(78)
All other futures contracts, options, and equities	12	(29)	18	(24)
Convertible securities (1)	(1)	1	2	1
Total investment and embedded derivative instruments	$(17)	$(55)	$(60)	$(101)
Other derivative instruments:
Futures contracts on equities (2)	$(21)	$(75)	$(116)	$(132)
Other	(3)	2	(5)	1
Total other derivative instruments	$(24)	$(73)	$(121)	$(131)
	$(41)	$(128)	$(181)	$(232)
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

The following table presents the carrying value of collateral held under securities lending agreements by investment category and remaining contractual maturity of the underlying agreements:

	Remaining contractual maturity
	June 30, 2024	December 31, 2023
(in millions of U.S. dollars)	Overnight and Continuous
Collateral held under securities lending agreements:
Cash	$644	$555
U.S. Treasury / Agency	272	33
Non-U.S.	865	621
Corporate and asset-backed securities	82	57
Municipal	—	6
Equity securities	26	27
	$1,889	$1,299
Gross amount of recognized liability for securities lending payable	$1,889	$1,299

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

At June 30, 2024, and December 31, 2023, our repurchase agreement obligations of $3,149 million and $2,833 million, respectively, were fully collateralized. In contrast to securities lending programs, the use of cash received is not restricted for the repurchase obligations. The fair value of the underlying securities sold remains in Fixed maturities available-for-sale or Other investments, and the repurchase agreement obligation is recorded in Repurchase agreements in the Consolidated balance sheets.

The following table presents the carrying value of collateral pledged under repurchase agreements by investment category and remaining contractual maturity of the underlying agreements:

	Remaining contractual maturity
	June 30, 2024				December 31, 2023
	Up to 30 Days	30-90 Days	Greater than 90 Days	Total	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
(in millions of U.S. dollars)
Collateral pledged under repurchase agreements:
Cash	$—	$—	$—	$—	$—	$33	$1	$34
Non-U.S.	1,767	—	—	1,767	1,355	—	—	1,355
U.S. Treasury / Agency	—	101	—	101	—	105	—	105
Mortgage-backed securities	471	908	42	1,421	—	913	517	1,430
	$2,238	$1,009	$42	$3,289	$1,355	$1,051	$518	$2,924
Gross amount of recognized liabilities for repurchase agreements				$3,149				$2,833
Difference (1)				$140				$91
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

e) Fixed maturities
At June 30, 2024, and December 31, 2023, commitments to purchase fixed income securities over the next several years were $1.2 billion and $1.0 billion, respectively.

f) Private equities
Private equities in the Consolidated balance sheets are investments in limited partnerships and partially-owned investment companies with a carrying value of $14.1 billion at June 30, 2024. In connection with these investments, we have commitments that may require funding of up to $6.8 billion over the next several years. At December 31, 2023, these investments had a carrying value of $13.9 billion with commitments that could have required funding of up to $6.2 billion.

g) Income taxes
At June 30, 2024, $72 million of unrecognized tax benefits remain outstanding. It is reasonably possible that, over the next twelve months, the amount of unrecognized tax benefits may change resulting from the re-evaluation of unrecognized tax benefits arising from examinations by taxing authorities, settlements, and the lapses of statutes of limitations. With few exceptions, Chubb is no longer subject to income tax examinations for years before 2012.

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

i) Lease commitments
At June 30, 2024, and December 31, 2023, the right-of-use asset was $743 million and $784 million, respectively, recorded within Other assets, and the lease liability was $801 million and $832 million, respectively, recorded within Accounts payable, accrued expenses, and other liabilities on the Consolidated balance sheets. These leases consist principally of real estate operating leases that are amortized on a straight-line basis over the term of the lease, which expire at various dates.

13. Shareholders’ equity

All of Chubb’s Common Shares are authorized under Swiss corporate law. Though the par value of Common Shares is stated in Swiss francs, Chubb continues to use U.S. dollars as its reporting currency for preparing the Consolidated Financial Statements. Under Swiss corporate law, dividends, including distributions from legal reserves or through a reduction in par value (par value reduction), must be stated in Swiss francs though dividend payments are made by Chubb in U.S. dollars. At June 30, 2024, our Common Shares had a par value of CHF 0.50 per share.

At our May 2024 annual general meeting, our shareholders approved an annual dividend for the following year of up to $3.64 per share, expected to be paid in four quarterly installments of $0.91 per share after the general meeting by way of distribution from capital contribution reserves, transferred to free reserves for payment. The Board of Directors (Board) will determine the record and payment dates at which the annual dividend may be paid until the date of 2025 annual general meeting, and is authorized to abstain from distributing a dividend at its discretion.

At our May 2023 and 2022 annual general meetings, our shareholders approved annual dividends for the following year of up to $3.44 per share and $3.32 per share, respectively, which were paid in four quarterly installments of $0.86 per share and $0.83 per share, respectively, at dates determined by the Board after the annual general meetings by way of a distribution from capital contribution reserves, transferred to free reserves for payment.

The following table presents dividend distributions per Common Share in Swiss francs (CHF) and U.S. dollars (USD):

	Three Months Ended				Six Months Ended
	June 30				June 30
	2024		2023		2024		2023
	CHF	USD	CHF	USD	CHF	USD	CHF	USD
Total dividend distributions per common share	0.82	$0.91	0.77	$0.86	1.57	$1.77	1.54	$1.69

Increases in Common Shares in treasury are due to open market repurchases of Common Shares and the surrender of Common Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock and the forfeiture of unvested restricted stock. Decreases in Common Shares in treasury are principally due to grants of restricted stock, exercises of stock options, purchases under the Employee Stock Purchase Plan (ESPP), and share cancellations. At our May 2023 annual general meeting, held on May 17, 2023, our shareholders approved the cancellation of 14,925,028 shares purchased under our share repurchase programs during 2022. The capital reduction was subject to publication requirements and became effective in accordance with Swiss law on May 22, 2023. At our May 2024 annual general meeting, held on May 16, 2024, our shareholders approved the cancellation of 11,825,600 shares purchased under our share repurchase programs during 2023. The capital reduction was subject to publication requirements and became effective in accordance with Swiss law on May 21, 2024. During the six months ended June 30, 2024, 3,474,357 shares were repurchased, 11,825,600 shares were canceled, and 2,278,215 net shares were issued under employee share-based compensation plans. At June 30, 2024, 15,552,491 Common Shares remain in treasury.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Chubb Limited securities repurchase authorizations
The Board has authorized share repurchase programs as follows:

•$2.5 billion of Chubb Common Shares from May 19, 2022 through June 30, 2023; and
•$5.0 billion of Chubb Common Shares effective July 1, 2023 with no expiration date.

The following table presents repurchases of Chubb's Common Shares conducted in a series of open market transactions under the Board authorizations:

	Three Months Ended		Six Months Ended		July 1, 2024 through July 25, 2024
	June 30		June 30
(in millions of U.S. dollars, except share data)	2024	2023	2024	2023
Number of shares repurchased	2,254,236	3,674,300	3,474,357	5,684,700	175,465
Cost of shares repurchased	$570	$724	$886	$1,152	$45
Repurchase authorization remaining at end of period	$2,808	$—	$2,808	$—	$2,764

The following table presents changes in accumulated other comprehensive income (loss):

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2024	2023	2024	2023
Accumulated other comprehensive income (loss) (AOCI)
Net unrealized appreciation (depreciation) on investments
Balance – beginning of period, net of tax	$(4,825)	$(5,659)	$(4,177)	$(7,279)
Change in period, before reclassification from AOCI (before tax)	(484)	(1,301)	(1,280)	305
Amounts reclassified from AOCI (before tax)	(5)	107	114	287
Change in period, before tax	(489)	(1,194)	(1,166)	592
Income tax (expense) benefit	7	44	49	(122)
Total other comprehensive income (loss)	(482)	(1,150)	(1,117)	470
Noncontrolling interests, net of tax	(6)	—	7	—
Balance – end of period, net of tax	(5,301)	(6,809)	(5,301)	(6,809)
Current discount rate on liability for future policy benefits
Balance – beginning of period, net of tax	11	(205)	51	(75)
Change in period, before tax	53	(35)	—	(186)
Income tax (expense) benefit	(2)	(7)	(22)	14
Total other comprehensive income (loss)	51	(42)	(22)	(172)
Noncontrolling interests, net of tax	(4)	—	(37)	—
Balance – end of period, net of tax	66	(247)	66	(247)
Instrument-specific credit risk on market risk benefits
Balance – beginning of period, net of tax	(17)	(27)	(22)	(24)
Change in period, before tax	5	11	10	8
Income tax expense	(1)	—	(1)	—
Total other comprehensive income	4	11	9	8
Noncontrolling interests, net of tax	—	—	—	—
Balance – end of period, net of tax	(13)	(16)	(13)	(16)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2024	2023	2024	2023
Accumulated other comprehensive income (loss) (AOCI) - continued
Cumulative foreign currency translation adjustment
Balance – beginning of period, net of tax	(2,864)	(3,136)	(2,945)	(2,966)
Change in period, before reclassification from AOCI (before tax)	(527)	219	(444)	45
Amounts reclassified from AOCI (before tax)	(3)	(4)	(6)	(7)
Change in period, before tax	(530)	215	(450)	38
Income tax benefit	19	1	12	8
Total other comprehensive income (loss)	(511)	216	(438)	46
Noncontrolling interests, net of tax	(33)	—	(41)	—
Balance – end of period, net of tax	(3,342)	(2,920)	(3,342)	(2,920)
Fair value hedging instruments
Balance – beginning of period, net of tax	13	(92)	(13)	(66)
Change in period, before reclassification from AOCI (before tax)	(46)	57	(54)	40
Amounts reclassified from AOCI (before tax)	16	(7)	57	(23)
Change in period, before tax	(30)	50	3	17
Income tax (expense) benefit	6	(11)	(1)	(4)
Total other comprehensive income (loss)	(24)	39	2	13
Noncontrolling interests, net of tax	—	—	—	—
Balance – end of period, net of tax	(11)	(53)	(11)	(53)
Postretirement benefit liability adjustment
Balance – beginning of period, net of tax	296	224	297	225
Change in period, before tax	1	(2)	(1)	(2)
Income tax benefit	—	1	1	—
Total other comprehensive income (loss)	1	(1)	—	(2)
Noncontrolling interests, net of tax	—	—	—	—
Balance – end of period, net of tax	297	223	297	223
Accumulated other comprehensive loss	$(8,304)	$(9,822)	$(8,304)	$(9,822)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents reclassifications from accumulated other comprehensive income (loss) to the Consolidated statements of operations:

	Three Months Ended		Six Months Ended		Consolidated Statement of Operations Location
	June 30		June 30
(in millions of U.S. dollars)	2024	2023	2024	2023
Fixed maturities available-for-sale	$5	$(107)	$(114)	$(287)	Net realized gains (losses)
Income tax benefit	12	16	24	34	Income tax expense
	$17	$(91)	$(90)	$(253)	Net income
Cumulative foreign currency translation adjustment
Cross-currency swaps	$3	$4	$6	$7	Interest expense
Income tax expense	—	—	(1)	(1)	Income tax expense
	$3	$4	$5	$6	Net income
Net gains (losses) of fair value hedging instruments
Cross-currency swaps	$(12)	$11	$(49)	$31	Net realized gains (losses)
Cross-currency swaps	(4)	(4)	(8)	(8)	Interest expense
Income tax (expense) benefit	3	(2)	12	(5)	Income tax expense
	$(13)	$5	$(45)	$18	Net income
Total amounts reclassified from AOCI	$7	$(82)	$(130)	$(229)

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

Chubb generally grants service-based restricted stock and restricted stock units with a 4-year vesting period, based on a graded vesting schedule. Performance shares and performance stock units granted comprise both target and premium awards that cliff vest at the end of a 3-year performance period based on tangible book value (shareholders' equity less goodwill and intangible assets, net of tax) per share growth and P&C combined ratio compared to a defined group of peer companies. Premium awards are subject to an additional vesting provision based on total shareholder return compared to the peer group. Stock and unit awards are principally granted at market close price on the grant date. On February 26, 2024, Chubb granted 685,665 service-based restricted stock, 290,085 service-based restricted stock units, 101,514 performance shares, and 284,013 performance stock units to employees and officers with a grant date fair value of $254.84 each. Each service-based restricted stock unit and performance stock unit represents our obligation to deliver to the holder one Common Share upon vesting (or the end of the deferral period, if the unit is under the Chubb Deferred Stock Unit Plan).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

15. Postretirement benefits

The components of net pension and other postretirement benefit costs (benefits) reflected in Net income in the Consolidated statements of operations were as follows:

	Pension Benefit Plans				Other Postretirement Benefit Plans
	2024		2023		2024	2023
Three Months Ended June 30	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
(in millions of U.S. dollars)
Service cost	$—	$3	$—	$2	$—	$—
Non-service cost (benefit):
Interest cost	34	9	34	9	—	1
Expected return on plan assets	(61)	(12)	(56)	(13)	(1)	(1)
Amortization of net actuarial (gain) loss	(1)	—	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	—
Settlements	—	—	—	—	—	—
Total non-service cost (benefit)	(28)	(3)	(22)	(4)	(1)	—
Net periodic benefit cost (benefit)	$(28)	$—	$(22)	$(2)	$(1)	$—

	Pension Benefit Plans				Other Postretirement Benefit Plans
	2024		2023		2024	2023
Six Months Ended June 30	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
(in millions of U.S. dollars)
Service cost:	$—	$5	$—	$4	$—	$—
Non-service cost (benefit):
Interest cost	67	18	68	18	1	1
Expected return on plan assets	(122)	(25)	(112)	(25)	(2)	(2)
Amortization of net actuarial (gain) loss	(1)	1	—	—	(1)	—
Amortization of prior service cost	—	—	—	—	—	—
Settlements	—	—	—	—	—	—
Total non-service cost (benefit)	(56)	(6)	(44)	(7)	(2)	(1)
Net periodic benefit cost (benefit)	$(56)	$(1)	$(44)	$(3)	$(2)	$(1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The line items in which the service cost and non-service cost (benefit) components of net periodic cost (benefit) are included in the Consolidated statements of operations were as follows:

	Pension Benefit Plans		Other Postretirement Benefit Plans
Three Months Ended June 30	2024	2023	2024	2023
(in millions of U.S. dollars)
Service cost:
Losses and loss expenses	$—	$—	$—	$—
Administrative expenses	3	2	—	—
Total service cost	3	2	—	—
Non-service cost (benefit):
Losses and loss expenses	(3)	(3)	—	—
Administrative expenses	(28)	(23)	(1)	—
Total non-service cost (benefit)	(31)	(26)	(1)	—
Net periodic benefit cost (benefit)	$(28)	$(24)	$(1)	$—

	Pension Benefit Plans		Other Postretirement Benefit Plans
Six Months Ended June 30	2024	2023	2024	2023
(in millions of U.S. dollars)
Service cost:
Losses and loss expenses	$—	$—	$—	$—
Administrative expenses	5	4	—	—
Total service cost	5	4	—	—
Non-service cost (benefit):
Losses and loss expenses	(6)	(5)	—	—
Administrative expenses	(56)	(46)	(2)	(1)
Total non-service cost (benefit)	(62)	(51)	(2)	(1)
Net periodic benefit cost (benefit)	$(57)	$(47)	$(2)	$(1)

16. Other income and expense

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2024	2023	2024	2023
Equity in net income (loss) of partially-owned entities	$94	$120	$278	$460
Gains (losses) from fair value changes in separate account assets (1)	11	(12)	21	(37)
Asset management and performance fee revenue	57	—	110	—
Asset management and performance fee expense	(35)	—	(68)	—
Federal excise and capital taxes	(5)	(6)	(9)	(11)
Other	(12)	(2)	(31)	(16)
Total	$110	$100	$301	$396
(1)     Related to gains (losses) from fair value changes in separate account assets that do not qualify for separate account treatment under U.S. GAAP.
Equity in net income of partially-owned entities includes our share of net income or loss, both underlying operating income and mark-to-market movement, related to partially-owned investment companies (private equity) where we own more than three

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

percent, and partially-owned insurance companies. This line item includes mark-to-market gains (losses) on private equities of $4 million and $107 million for the three and six months ended June 30, 2024, respectively, and $(3) million and $239 million, respectively, for the prior year periods.
In addition, this line item includes net income attributable to our investment in Huatai under the equity method of accounting comprising income of $22 million and $36 million for the three and six months ended June 30, 2023, respectively. Effective July 1, 2023, we discontinued the equity method of accounting and include the results of operations of Huatai in our consolidated results.
Also included in Other income and expense are gains (losses) from fair value changes in separate account assets that do not qualify for separate account treatment under U.S. GAAP. The offsetting movement in the separate account liabilities is included in Policy benefits in the Consolidated statements of operations.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

•Policy benefits include fair value changes on separate accounts that do not qualify for separate accounting under U.S. GAAP. These gains and losses have been reclassified from Other (income) expense. We view gains and losses from fair value changes in both separate account assets and liabilities as part of the results of our underwriting operations, and therefore these gains and losses are reclassified to Policy benefits. Policy benefits also include the impact of realized gains and losses on investment portfolios supporting certain participating policies. These realized gains and losses have been reclassified from net realized gains (losses) to policy benefits. This presentation better reflects the economics of the participating policies by connecting the investment performance that is shared with policyholders to the liability.
•Net investment income includes investment income reclassified from Other (income) expense related to partially-owned investment companies (private equity partnerships) where our ownership interest is in excess of three percent. We view investment income from these equity-method private equity partnerships as Net investment income for segment reporting purposes.

The following tables present the Statement of Operations by segment:

For the Three Months Ended June 30, 2024 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Segment Measure Reclass	Chubb Consolidated
Net premiums written	$5,501	$1,776	$758	$3,334	$411	$1,580	$—	$—	$13,360
Net premiums earned	4,900	1,512	626	3,347	339	1,568	—	—	12,292
Losses and loss expenses	3,074	876	543	1,671	155	22	93	(3)	6,431
Policy benefits	—	—	—	92	—	1,031	—	96	1,219
Policy acquisition costs	660	299	45	842	80	300	—	—	2,226
Administrative expenses	327	88	3	348	11	218	99		1,094
Underwriting income (loss)	839	249	35	394	93	(3)	(192)	(93)	1,322
Net investment income	863	108	21	283	58	258	(32)	(91)	1,468
Other (income) expense	15	(2)	—	4	—	(32)	7	(102)	(110)
Amortization expense of purchased intangibles	—	2	7	20	—	11	40	—	80
Segment income (loss)	$1,687	$357	$49	$653	$151	$276	$(271)	$(82)	$2,820
Net realized gains (losses)							22	82	104
Market risk benefits gains (losses)							(29)	—	(29)
Interest expense							182	—	182
Cigna integration expenses							7	—	7
Income tax expense							490	—	490
Net income (loss)							$(957)	$—	$2,216
Net loss attributable to noncontrolling interests							(14)	—	(14)
Net income (loss) attributable to Chubb							$(943)	$—	$2,230

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

For the Three Months Ended June 30, 2023 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Segment Measure Reclass	Chubb Consolidated

Net premiums written	$5,155	$1,581	$767	$2,885	$293	$1,270	$—	$—	$11,951
Net premiums earned	4,606	1,357	635	2,908	237	1,256	—	—	10,999
Losses and loss expenses	2,871	846	507	1,267	91	35	61	5	5,683
Policy benefits	—	—	—	137	—	705	—	(12)	830
Policy acquisition costs	614	277	37	746	65	277	—	—	2,016
Administrative expenses	316	84	3	292	9	170	95	—	969
Underwriting income (loss)	805	150	88	466	72	69	(156)	7	1,501
Net investment income	726	86	14	200	48	161	3	(93)	1,145
Other (income) expense	5	(1)	(1)	(10)	—	(26)	14	(81)	(100)
Amortization expense of purchased intangibles	—	3	7	15	—	2	43	—	70
Segment income	$1,526	$234	$96	$661	$120	$254	$(210)	$(5)	$2,676
Net realized gains (losses)							(309)	5	(304)
Market risk benefits gains (losses)							(7)	—	(7)
Interest expense							165	—	165
Cigna integration expenses							15	—	15
Income tax expense							392	—	392
Net income (loss)							$(1,098)	$—	$1,793

For the Six Months Ended June 30, 2024 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Segment Measure Reclass	Chubb Consolidated
Net premiums written	$10,190	$3,232	$1,007	$7,169	$770	$3,213	$—	$—	$25,581
Net premiums earned	9,780	2,983	754	6,545	634	3,179	—	—	23,875
Losses and loss expenses	6,249	1,775	592	3,097	292	54	103	(4)	12,158
Policy benefits	—	—	—	192	—	2,101	—	106	2,399
Policy acquisition costs	1,348	599	66	1,665	161	594	—	—	4,433
Administrative expenses	655	174	5	679	20	425	206	—	2,164
Underwriting income (loss)	1,528	435	91	912	161	5	(309)	(102)	2,721
Net investment income	1,689	210	42	550	115	488	(58)	(177)	2,859
Other (income) expense	22	(1)	—	9	—	(72)	(61)	(198)	(301)
Amortization expense of purchased intangibles	—	4	13	40	—	21	82	—	160
Segment income (loss)	$3,195	$642	$120	$1,413	$276	$544	$(388)	$(81)	$5,721
Net realized gains (losses)							(78)	81	3
Market risk benefits gains (losses)							(8)	—	(8)
Interest expense							360	—	360
Cigna integration expenses							14	—	14
Income tax expense							832	—	832
Net income (loss)							$(1,680)	$—	$4,510
Net income attributable to noncontrolling interests							137	—	137
Net income (loss) attributable to Chubb							$(1,817)	$—	$4,373

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

For the Six Months Ended June 30, 2023 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Segment Measure Reclass	Chubb Consolidated
Net premiums written	$9,443	$2,877	$1,060	$6,148	$570	$2,563	$—	$—	$22,661
Net premiums earned	8,975	2,677	794	5,694	481	2,520	—	—	21,141
Losses and loss expenses	5,600	1,734	647	2,504	203	67	72	4	10,831
Policy benefits	—	—	—	247	—	1,417	—	(37)	1,627
Policy acquisition costs	1,227	549	52	1,459	127	550	—	—	3,964
Administrative expenses	611	163	6	572	18	337	192	—	1,899
Underwriting income (loss)	1,537	231	89	912	133	149	(264)	33	2,820
Net investment income	1,424	168	31	388	97	314	14	(184)	2,252
Other (income) expense	12	—	—	(19)	(1)	(41)	(200)	(147)	(396)
Amortization expense of purchased intangibles	—	5	13	33	—	6	85	—	142
Segment income (loss)	$2,949	$394	$107	$1,286	$231	$498	$(135)	$(4)	$5,326
Net realized gains (losses)							(385)	4	(381)
Market risk benefits gains (losses)							(122)	—	(122)
Interest expense							325	—	325
Cigna integration expenses							37	—	37
Income tax expense							776	—	776
Net income (loss)							$(1,780)	$—	$3,685

Underwriting assets are reviewed in total by management for purposes of decision-making. Other than certain insurance related balances, Goodwill and Other intangible assets, Chubb does not allocate assets to its segments.

18. Earnings per share

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars, except share and per share data)	2024	2023	2024	2023
Numerator:
Net income	$2,216	$1,793	$4,510	$3,685
Net income (loss) attributable to noncontrolling interests	(14)	—	137	—
Net income attributable to Chubb	$2,230	$1,793	$4,373	$3,685
Denominator:
Denominator for basic earnings per share attributable to Chubb:
Weighted-average shares outstanding	404,615,765	412,487,400	405,139,228	413,383,304
Denominator for diluted earnings per share attributable to Chubb:
Share-based compensation plans	3,990,902	3,084,476	4,138,555	3,387,233
Weighted-average shares outstanding and assumed conversions	408,606,667	415,571,876	409,277,783	416,770,537
Basic earnings per share attributable to Chubb	$5.51	$4.35	$10.79	$8.92
Diluted earnings per share attributable to Chubb	$5.46	$4.32	$10.68	$8.84
Potential anti-dilutive share conversions	1,348,531	3,143,311	939,842	2,190,304

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of our results of operations, financial condition, and liquidity and capital resources as of and for the three and six months ended June 30, 2024.

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

Overview
Chubb Limited is the Swiss-incorporated holding company of the Chubb Group of Companies. Chubb Limited, which is headquartered in Zurich, Switzerland, and its direct and indirect subsidiaries (collectively, the Chubb Group of Companies, Chubb, we, us, or our) are a global insurance and reinsurance organization, serving the needs of a diverse group of clients worldwide. At June 30, 2024, we had total assets of $239 billion and total Chubb shareholders’ equity, which excludes noncontrolling interests, of $61 billion. Chubb was incorporated in 1985 at which time it opened its first business office in Bermuda and continues to maintain operations in Bermuda. We operate through six business segments: North America Commercial P&C Insurance, North America Personal P&C Insurance, North America Agricultural Insurance, Overseas General Insurance, Global Reinsurance, and Life Insurance. For more information on our segments refer to “Segment Information” under Item 1 in our 2023 Form 10-K.

On July 1, 2023, we completed the acquisition of a controlling majority interest of Huatai Group. For the three and six months ended June 30, 2024, the results of operations of Huatai Group are reported at 100 percent in our consolidated results starting from the acquisition date, with amounts attributable to shareholders other than Chubb reflected under Noncontrolling interests. Huatai Group's life and asset management businesses are included in the Life Insurance segment, and Huatai Group's P&C business is included in the Overseas General Insurance segment. Results for Huatai Group's non-insurance operations, comprising real estate and holding company activity, are included in Corporate.

Consolidated Operating Results – Three and Six Months Ended June 30, 2024 and 2023

	Three Months Ended			Six Months Ended
	June 30		% Change	June 30		% Change
(in millions of U.S. dollars, except for percentages)	2024	2023	Q-24 vs. Q-23	2024	2023	YTD-24 vs. YTD-23
Net premiums written	$13,360	$11,951	11.8%	$25,581	$22,661	12.9%
Net premiums written - constant dollars (1)			12.3%			13.2%
Net premiums earned	12,292	10,999	11.7%	23,875	21,141	12.9%
Net investment income	1,468	1,145	28.2%	2,859	2,252	27.0%
Net realized gains (losses)	104	(304)	NM	3	(381)	NM
Market risk benefits gains (losses)	(29)	(7)	NM	(8)	(122)	(93.7)%
Total revenues	13,835	11,833	16.9%	26,729	22,890	16.8%
Losses and loss expenses	6,431	5,683	13.2%	12,158	10,831	12.3%
Policy benefits	1,219	830	46.9%	2,399	1,627	47.4%
Policy acquisition costs	2,226	2,016	10.4%	4,433	3,964	11.8%
Administrative expenses	1,094	969	12.9%	2,164	1,899	14.0%
Interest expense	182	165	10.4%	360	325	10.8%
Other (income) expense	(110)	(100)	10.4%	(301)	(396)	(24.3)%
Amortization of purchased intangibles	80	70	15.0%	160	142	12.9%
Cigna integration expenses	7	15	(55.8)%	14	37	(62.3)%
Total expenses	11,129	9,648	15.4%	21,387	18,429	16.1%
Income before income tax	2,706	2,185	23.8%	5,342	4,461	19.8%
Income tax expense	490	392	25.2%	832	776	7.3%
Net income	$2,216	$1,793	23.6%	$4,510	$3,685	22.4%
Net income (loss) attributable to noncontrolling interests	(14)	—	NM	137	—	NM
Net income attributable to Chubb	$2,230	$1,793	24.3%	$4,373	$3,685	18.7%
NM - not meaningful
(1)     On a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency exchange rates as the comparable current period.

Financial Highlights for the Three Months Ended June 30, 2024

•Net income attributable to Chubb was $2.2 billion compared with $1.8 billion in the prior year period. Net income in the current quarter was driven by strong underwriting results and record net investment income.

•Consolidated net premiums written were $13.4 billion, up 11.8 percent, or 12.3 percent in constant dollars. P&C net premiums written increased 10.3 percent, or 10.6 percent in constant dollars, with commercial insurance up 8.8 percent and consumer insurance up 15.9 percent. Life Insurance segment net premiums written increased 24.5 percent, or 27.6 percent in constant dollars, reflecting the impact of the consolidation of Huatai Group on July 1, 2023, and growth in existing business.

•Pre-tax net investment income was a record $1.5 billion compared with $1.1 billion in the prior year period, primarily due to strong operating cash flow at higher reinvestment rates on fixed maturities, and the consolidation of Huatai Group.

•Consolidated net premiums earned were $12.3 billion, up 11.7 percent, or 12.3 percent in constant dollars.

•Total pre-tax and after-tax catastrophe losses, net of reinsurance and including reinstatement premiums, were $580 million (5.4 percentage points of the P&C combined ratio) and $482 million, respectively, compared with $400 million (4.1 percentage points of the P&C combined ratio) and $319 million, respectively, in the prior year period.
•Total pre-tax and after-tax favorable prior period development were $192 million and $167 million, respectively, compared with $200 million and $155 million, respectively, in the prior year period.

•The P&C combined ratio was 86.8 percent compared with 85.4 percent in the prior year period. The current year ratio increased primarily due to higher catastrophe losses and lower favorable prior period development. The P&C current accident year (CAY) combined ratio excluding catastrophe losses was 83.2 percent compared with 83.3 percent in the prior year period.

•Operating cash flow was $4.1 billion compared with $2.5 billion in the prior year period.

•Chubb shareholders' equity increased $503 million in the quarter, primarily from net income attributable to Chubb of $2.2 billion, partially offset by total capital returned to shareholders of $939 million, net unrealized losses of $478 million related to cumulative foreign exchange translation, and net unrealized losses on our investment portfolio of $476 million, reflecting the mark-to-market impact in the fixed-income portfolio. Total capital returned to shareholders comprises share repurchases of $570 million at an average purchase price of $253.02 per share, and dividends of $369 million.

Net Premiums Written	Three Months Ended June 30			% Change	Six Months Ended June 30			% Change
(in millions of U.S. dollars, except for percentages)	2024	2023	Q-24 vs. Q-23	C$ Q-24 vs. Q-23	2024	2023	YTD-24 vs. YTD-23	C$ YTD-24 vs. YTD-23
Property and other short-tail lines	$2,715	$2,346	15.7%	16.2%	$5,075	$4,371	16.1%	16.3%
Commercial casualty	2,155	2,024	6.5%	6.6%	4,365	3,927	11.2%	11.1%
Financial lines	1,237	1,244	(0.6)%	(0.5)%	2,345	2,400	(2.3)%	(2.4)%
Workers' compensation	559	537	4.1%	4.1%	1,188	1,155	2.9%	2.9%
Commercial multiple peril (1)	428	391	9.7%	9.7%	796	731	8.9%	8.9%
Surety	200	174	14.6%	13.8%	384	334	14.9%	13.4%
Total Commercial P&C lines	7,294	6,716	8.6%	8.8%	14,153	12,918	9.6%	9.5%

Agriculture	758	767	(1.2)%	(1.2)%	1,007	1,060	(5.0)%	(5.0)%

Personal homeowners	1,355	1,174	15.4%	15.9%	2,420	2,076	16.6%	17.0%
Personal automobile	614	460	33.4%	29.9%	1,256	887	41.6%	36.9%
Personal other	520	485	7.3%	8.6%	1,085	992	9.4%	10.2%
Total Personal lines	2,489	2,119	17.5%	17.4%	4,761	3,955	20.4%	19.9%

Global A&H - P&C	828	786	5.2%	7.8%	1,677	1,595	5.1%	6.8%

Reinsurance lines	411	293	40.3%	40.5%	770	570	35.1%	35.2%
Total Property and Casualty lines	11,780	10,681	10.3%	10.6%	22,368	20,098	11.3%	11.3%

Life Insurance	1,580	1,270	24.5%	27.6%	3,213	2,563	25.4%	28.7%
Total consolidated	$13,360	$11,951	11.8%	12.3%	$25,581	$22,661	12.9%	13.2%
(1)Commercial multiple peril represents retail package business (property and general liability).

The increase in consolidated net premiums written for the three and six months ended June 30, 2024, reflects growth across most product lines driven by strong premium retention, including rate and exposure increases, and strong new business. The consolidation of Huatai Group's life and P&C businesses contributed $445 million, or 3.6 percentage points, and $1,004 million, or 4.2 percentage points, for the three and six months ended June 30, 2024, respectively.

•Property and other short-tail lines grew globally due to strong new business and retention, including both rate and exposure increases.
•Commercial casualty grew globally due to strong retention, including both rate and exposure increases, and strong new business.
•Financial lines declined due to a competitive market environment and lower retention.
•Workers' compensation grew slightly due to new business and retention, including exposure increases.
•Commercial multiple peril grew due to strong new business and retention, including higher rates in North America.
•Surety grew due to strong new business.
•Agriculture declined primarily due to lower commodity prices in the current year. The decrease in net premiums written for the six months ended June 30, 2024, also reflects a return of premium under the U.S. government risk-sharing formula related to the 2023 crop year.
•Personal lines grew globally due to new business and renewal retention, as well as increases in both rate and exposure, and the consolidation of Huatai.
•Global A&H – P&C grew in Europe and Asia, with Asia partially benefiting from the consolidation of Huatai.
•Reinsurance lines reflected continued growth, mainly in property lines and a large one-off structured transaction in the three months ended June 30, 2024.
•Life Insurance grew due to the consolidation of Huatai Group, and organic growth in Asia, Latin America, and in Combined Insurance North America. The consolidation of Huatai Group contributed $219 million, or 17.3 percentage points, and $485 million, or 18.9 percentage points, to growth for the three and six months ended June 30, 2024, respectively.
For additional information on net premiums written, refer to the segment results discussions.

Net Premiums Earned
Net premiums earned for short-duration contracts, typically P&C contracts, generally reflect the portion of net premiums written that was recorded as revenues for the period as the exposure periods expire. Net premiums earned for long-duration contracts, typically traditional life contracts, generally are recognized as earned when due from policyholders. For the three months ended June 30, 2024, net premiums earned increased $1.3 billion, up 11.7 percent, or 12.3 percent in constant dollars. P&C net premiums earned increased 10.1 percent, or 10.4 percent in constant dollars, comprising growth in commercial insurance and consumer insurance of 8.8 percent and 15.1 percent, respectively. For the six months ended June 30, 2024, net premiums earned increased $2.7 billion, up 12.9 percent, or 13.4 percent in constant dollars. P&C net premiums earned increased 11.1 percent, or 11.3 percent in constant dollars, comprising growth in commercial insurance and consumer insurance of 10.1 percent and 14.6 percent, respectively.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2024	2023	2024	2023
Net catastrophe losses	$580	$400	$1,015	$858
Favorable prior period development	$192	$200	$399	$396

Catastrophe losses through June 30, 2024 and 2023, were primarily from the following events:
•2024: Severe weather-related events in the U.S. and internationally, including Rio Grande storms.
•2023: Severe weather-related events in the U.S. and internationally, including New Zealand storms.

Pre-tax net favorable PPD for the three months ended June 30, 2024, was $285 million in our active companies with 35 percent in long-tail lines, primarily in workers' compensation lines, partially offset by unfavorable development in commercial auto liability, and 65 percent in short-tail lines, primarily in marine and property lines. Our corporate run-off portfolio had adverse development of $93 million, which included molestation-related claims development of approximately $60 million.

Pre-tax net favorable PPD for the six months ended June 30, 2024, was $501 million in our active companies, principally in short-tail property and marine lines. Our corporate run-off portfolio had adverse development of $102 million, primarily for molestation-related claims development.

Pre-tax net favorable PPD for the three months ended June 30, 2023, was $200 million, including adverse development of $49 million for molestation-related claims development.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2024	2023	2024	2023
Combined ratio:
Loss and loss expense ratio	60.6%	59.3%	59.4%	59.1%
Policy acquisition cost ratio	18.0%	17.9%	18.6%	18.3%
Administrative expense ratio	8.2%	8.2%	8.4%	8.4%
P&C Combined ratio	86.8%	85.4%	86.4%	85.8%
Catastrophe losses	(5.4)%	(4.1)%	(4.9)%	(4.6)%
Prior period development	1.8%	2.0%	1.9%	2.2%
P&C CAY combined ratio excluding catastrophe losses	83.2%	83.3%	83.4%	83.4%

The P&C combined ratio increased for the three and six months ended June 30, 2024, reflecting higher catastrophe losses and a lower impact from favorable prior period development.

The P&C CAY combined ratio excluding catastrophe losses was relatively flat for the three and six months ended June 30, 2024, primarily reflecting the favorable impact of higher net premiums earned and a higher percentage of net premiums earned from property lines and homeowners. These factors were substantially offset by higher loss trends in certain casualty lines, price changes not keeping pace with loss trends in financial lines, and increased spending to support growth.

Policy benefits
Policy benefits represent losses on contracts classified as long-duration and generally include accident and supplemental health products, term and whole life products, endowment products, and annuities. Policy benefits include (gains) losses from fair value changes in separate account liabilities that do not qualify for separate account treatment under U.S. GAAP. The offsetting movements of these liabilities are recorded in Other (income) expense in the Consolidated statements of operations. In addition, Policy benefits include the impact on the liabilities from (gains) losses on investment portfolios supporting certain participating policies. The offsetting movements of these liabilities are recorded in Realized gains (losses) in the Consolidated statements of operations. Policy benefits for the three and six months ended June 30, 2024, include the results of Huatai Group. Refer to the Life Insurance segment operating results section for further discussion.

Policy benefits were $1,219 million and $830 million for the three months ended June 30, 2024 and 2023, respectively, and $2,399 million and $1,627 million for the six months ended June 30, 2024 and 2023, respectively. The increase in Policy benefits is primarily due to the consolidation of Huatai Group.

Refer to the respective sections that follow for a discussion of Net investment income, Other (income) expense, Net realized gains (losses), Interest expense, Amortization of purchased intangibles, and Income tax expense.

Segment Operating Results – Three and Six Months Ended June 30, 2024 and 2023
We operate through six business segments: North America Commercial P&C Insurance, North America Personal P&C Insurance, North America Agricultural Insurance, Overseas General Insurance, Global Reinsurance, and Life Insurance. For more information on our segments refer to “Segment Information” under Item 1 in our 2023 Form 10-K.

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

	Three Months Ended				Six Months Ended
	June 30		% Change		June 30		% Change
(in millions of U.S. dollars, except for percentages)	2024	2023	Q-24 vs. Q-23		2024	2023	YTD-24 vs. YTD-23
Net premiums written	$5,501	$5,155	6.7%		$10,190	$9,443	7.9%
Net premiums earned	4,900	4,606	6.4%		9,780	8,975	9.0%
Losses and loss expenses	3,074	2,871	7.1%		6,249	5,600	11.6%
Policy acquisition costs	660	614	7.5%		1,348	1,227	9.9%
Administrative expenses	327	316	3.6%		655	611	7.3%
Underwriting income	839	805	4.1%		1,528	1,537	(0.6)%
Net investment income	863	726	19.0%		1,689	1,424	18.7%
Other (income) expense	15	5	169.1%		22	12	77.4%
Segment income	$1,687	$1,526	10.6%		$3,195	$2,949	8.4%
Combined ratio:
Loss and loss expense ratio	62.7%	62.3%	0.4	pts	63.9%	62.4%	1.5	pts
Policy acquisition cost ratio	13.5%	13.3%	0.2	pts	13.8%	13.7%	0.1	pts
Administrative expense ratio	6.7%	6.9%	(0.2)	pts	6.7%	6.8%	(0.1)	pts
Combined ratio	82.9%	82.5%	0.4	pts	84.4%	82.9%	1.5	pts
Catastrophe losses	(5.2)%	(5.0)%	(0.2)	pts	(5.0)%	(4.4)%	(0.6)	pts
Prior period development	3.0%	3.2%	(0.2)	pts	2.0%	2.4%	(0.4)	pts
CAY combined ratio excluding catastrophe losses	80.7%	80.7%	—		81.4%	80.9%	0.5	pts

Net Catastrophe Losses and Prior Period Development	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2024	2023	2024	2023
Net catastrophe losses	$252	$231	$488	$393
Favorable prior period development	$144	$146	$192	$218

Catastrophe losses through both June 30, 2024 and 2023, were primarily from U.S. flooding, hail, tornadoes, wind events, and winter storm losses.

Refer to Note 8 to the Consolidated Financial Statements for detail on prior period development.

Premiums
Net premiums written increased $346 million, or 6.7 percent, and $747 million, or 7.9 percent, for the three and six months ended June 30, 2024, respectively, reflecting strong new business and retention, including rate and exposure increases. The increase in premiums was across most lines of business, most notably in property and casualty lines, partially offset by declines in financial lines, reflecting a competitive market environment and lower retention, and planned corrective underwriting actions in Major Accounts primary and excess casualty that adversely impacted growth.

Net premiums earned increased $294 million, or 6.4 percent, and $805 million, or 9.0 percent, for the three and six months ended June 30, 2024, respectively, reflecting the growth in net premiums written described above.

Combined Ratio
The combined ratio increased for the three and six months ended June 30, 2024, reflecting higher catastrophe losses and lower favorable prior period development.

The CAY combined ratio excluding catastrophe losses increased for the six months ended June 30, 2024, reflecting higher loss trends in certain casualty lines, which were mostly offset by a higher percentage of net premiums earned from property lines.

North America Personal P&C Insurance

The North America Personal P&C Insurance segment comprises operations that provide high net worth personal lines products, including homeowners and complementary products such as valuable articles, excess liability, automobile, and recreational marine insurance and services in the U.S. and Canada.

	Three Months Ended				Six Months Ended
	June 30		% Change		June 30		% Change
(in millions of U.S. dollars, except for percentages)	2024	2023	Q-24 vs. Q-23		2024	2023	YTD-24 vs. YTD-23
Net premiums written	$1,776	$1,581	12.3%		$3,232	$2,877	12.3%
Net premiums earned	1,512	1,357	11.5%		2,983	2,677	11.5%
Losses and loss expenses	876	846	3.5%		1,775	1,734	2.4%
Policy acquisition costs	299	277	8.0%		599	549	9.1%
Administrative expenses	88	84	5.5%		174	163	7.3%
Underwriting income	249	150	66.4%		435	231	88.5%
Net investment income	108	86	25.4%		210	168	25.0%
Other (income) expense	(2)	(1)	NM		(1)	—	NM
Amortization of purchased intangibles	2	3	(5.3)%		4	5	(5.3)%
Segment income	$357	$234	52.7%		$642	$394	63.1%
Combined ratio:
Loss and loss expense ratio	57.9%	62.4%	(4.5)	pts	59.5%	64.8%	(5.3)	pts
Policy acquisition cost ratio	19.8%	20.4%	(0.6)	pts	20.1%	20.5%	(0.4)	pts
Administrative expense ratio	5.8%	6.1%	(0.3)	pts	5.8%	6.1%	(0.3)	pts
Combined ratio	83.5%	88.9%	(5.4)	pts	85.4%	91.4%	(6.0)	pts
Catastrophe losses	(9.1)%	(10.9)%	1.8	pts	(10.3)%	(11.4)%	1.1	pts
Prior period development	4.2%	2.5%	1.7	pts	3.9%	0.5%	3.4	pts
CAY combined ratio excluding catastrophe losses	78.6%	80.5%	(1.9)	pts	79.0%	80.5%	(1.5)	pts
NM - Not meaningful

Net Catastrophe Losses and Prior Period Development	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2024	2023	2024	2023
Net catastrophe losses	$138	$147	$308	$306
Favorable prior period development	$64	$33	$116	$16

Catastrophe losses through both June 30, 2024 and 2023, were primarily from U.S. flooding, hail, tornadoes, wind events, and winter storm losses.

Refer to Note 8 to the Consolidated Financial Statements for detail on prior period development.

Premiums
Net premiums written increased $195 million, or 12.3 percent, and $355 million, or 12.3 percent, for the three and six months ended June 30, 2024, respectively, driven by strong new business and retention, including positive rate and exposure increases in all lines.

Net premiums earned increased $155 million, or 11.5 percent, and $306 million, or 11.5 percent, for the three and six months ended June 30, 2024, respectively, reflecting the growth in net premiums written described above.

Combined Ratio
The combined ratio improved for the three and six months ended June 30, 2024, reflecting higher favorable prior period development and a lower impact from catastrophe losses.

The CAY combined ratio excluding catastrophe losses improved for the three and six months ended June 30, 2024, primarily reflecting an improvement in homeowners from earned rate and exposure growth, and a higher percentage of net premiums earned from homeowners, partly offset by an increase in excess liability and auto loss trends. Additionally, the improvement includes lower acquisition expenses due to commission reductions in our auto and excess lines, and a higher percentage of net premiums earned from excess and surplus homeowners lines, which carry a lower acquisition cost.

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

	Three Months Ended				Six Months Ended
	June 30		% Change		June 30		% Change
(in millions of U.S. dollars, except for percentages)	2024	2023	Q-24 vs. Q-23		2024	2023	YTD-24 vs. YTD-23
Net premiums written	$758	$767	(1.2)%		$1,007	$1,060	(5.0)%
Net premiums earned	626	635	(1.5)%		754	794	(5.1)%
Losses and loss expenses	543	507	7.2%		592	647	(8.5)%
Policy acquisition costs	45	37	18.3%		66	52	25.8%
Administrative expenses	3	3	—		5	6	(20.1)%
Underwriting income	35	88	(59.7)%		91	89	2.2%
Net investment income	21	14	51.1%		42	31	37.9%
Other (income) expense	—	(1)	NM		—	—	—
Amortization of purchased intangibles	7	7	—		13	13	—
Segment income	$49	$96	(47.8)%		$120	$107	12.7%
Combined ratio:
Loss and loss expense ratio	86.8%	79.7%	7.1	pts	78.6%	81.5%	(2.9)	pts
Policy acquisition cost ratio	7.1%	5.9%	1.2	pts	8.7%	6.6%	2.1	pts
Administrative expense ratio	0.5%	0.6%	(0.1)	pts	0.6%	0.7%	(0.1)	pts
Combined ratio	94.4%	86.2%	8.2	pts	87.9%	88.8%	(0.9)	pts
Catastrophe losses	(5.3)%	0.9%	(6.2)	pts	(4.6)%	(2.4)%	(2.2)	pts
Prior period development	—%	0.3%	(0.3)	pts	4.2%	0.3%	3.9	pts
CAY combined ratio excluding catastrophe losses	89.1%	87.4%	1.7	pts	87.5%	86.7%	0.8	pts
NM - Not meaningful

Net Catastrophe Losses and Prior Period Development	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2024	2023	2024	2023
Net unfavorable (favorable) catastrophe losses	$33	$(5)	$36	$19
Favorable prior period development	$—	$3	$28	$3

Catastrophe losses through both June 30, 2024 and 2023, were primarily from U.S. flooding, hail, tornadoes, and wind events.

Refer to Note 8 to the Consolidated Financial Statements for detail on prior period development.

Premiums
Net premiums written decreased $9 million, or 1.2 percent, and $53 million, or 5.0 percent, for the three and six months ended June 30, 2024, primarily due lower commodity prices in the current year. The decrease in net premiums written for the six months ended June 30, 2024, also reflects a return of premium of $41 million under the U.S. government risk-sharing formula related to the 2023 crop year. Under the profit-sharing agreement, we ceded more premium due to lower losses experienced in certain states. The decrease was partially offset by strong new business and rate increases in our Agriculture P&C business.

Net premiums earned decreased $9 million, or 1.5 percent, and $40 million, or 5.1 percent, for the three and six months ended June 30, 2024, reflecting the factors described above.

Combined Ratio
The combined ratio increased for the three months ended June 30, 2024, reflecting higher catastrophe losses and lower favorable prior period development. The combined ratio improved for the six months ended June 30, 2024, reflecting higher favorable prior period development, partially offset by higher catastrophe losses.

The CAY combined ratio excluding catastrophe losses increased for the three months ended June 30, 2024, primarily due to the unfavorable year-over-year impact of our crop commodity price hedge activity, which produced a loss this quarter versus a gain last year. The CAY combined ratio excluding catastrophe losses increased for the six months ended June 30, 2024, due to the crop commodity price hedge activity mentioned above. The policy acquisition cost ratio increased for the three months ended June 30, 2024, reflecting higher net premiums earned from our Agriculture P&C business that has a higher policy acquisition cost ratio.

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

	Three Months Ended				Six Months Ended
	June 30		% Change		June 30		% Change
(in millions of U.S. dollars, except for percentages)	2024	2023	Q-24 vs. Q-23		2024	2023	YTD-24 vs. YTD-23
Net premiums written	$3,334	$2,885	15.6%		$7,169	$6,148	16.6%
Net premiums written - constant dollars			16.6%				16.6%
Net premiums earned	3,347	2,908	15.1%		6,545	5,694	14.9%
Loss and loss expenses	1,671	1,267	31.9%		3,097	2,504	23.7%
Policy benefits	92	137	(32.8)%		192	247	(22.3)%
Policy acquisition costs	842	746	12.7%		1,665	1,459	14.1%
Administrative expenses	348	292	19.3%		679	572	18.9%
Underwriting income	394	466	(15.4)%		912	912	—
Net investment income	283	200	41.4%		550	388	42.0%
Other (income) expense	4	(10)	NM		9	(19)	NM
Amortization of purchased intangibles	20	15	27.1%		40	33	21.9%
Segment income	$653	$661	(1.2)%		$1,413	$1,286	9.9%
Combined ratio:
Loss and loss expense ratio	52.7%	48.3%	4.4	pts	50.3%	48.3%	2.0	pts
Policy acquisition cost ratio	25.1%	25.7%	(0.6)	pts	25.4%	25.6%	(0.2)	pts
Administrative expense ratio	10.4%	10.0%	0.4	pts	10.4%	10.1%	0.3	pts
Combined ratio	88.2%	84.0%	4.2	pts	86.1%	84.0%	2.1	pts
Catastrophe losses	(4.7)%	(0.9)%	(3.8)	pts	(2.8)%	(2.5)%	(0.3)	pts
Prior period development	1.8%	2.1%	(0.3)	pts	2.3%	3.6%	(1.3)	pts
CAY combined ratio excluding catastrophe losses	85.3%	85.2%	0.1	pts	85.6%	85.1%	0.5	pts
NM - not meaningful

Net Catastrophe Losses and Prior Period Development

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2024	2023	2024	2023
Catastrophe losses	$157	$26	$183	$139
Favorable prior period development	$61	$61	$150	$204

Catastrophe losses through June 30, 2024 and 2023, were primarily from the following events:
•2024: Rio Grande storms, and International weather-related events.
•2023: Storms in New Zealand, flooding in Italy, and international weather-related events.

Refer to Note 8 to the Consolidated Financial Statements for detail on prior period development.

Net Premiums Written by Region	Three Months Ended June 30
(in millions of U.S. dollars, except for percentages)	2024	2024 % of Total	2023	2023 % of Total	C$ 2023	Q-24 vs. Q-23	C$ Q-24 vs. Q-23
Region
Europe, Middle East, and Africa	$1,409	42%	$1,307	45%	$1,311	7.8%	7.5%
Asia (1)	1,177	35%	931	33%	893	26.5%	31.7%
Latin America	697	21%	613	21%	623	13.7%	11.9%
Other (2)	51	2%	34	1%	34	51.3%	51.7%
Net premiums written	$3,334	100%	$2,885	100%	$2,861	15.6%	16.6%

	Six Months Ended June 30
(in millions of U.S. dollars, except for percentages)	2024	2024 % of Total	2023	2023 % of Total	C$ 2023	Y-24 vs. Y-23	C$ Y-24 vs. Y-23
Region
Europe, Middle East, and Africa	$3,278	46%	$3,028	49%	$3,060	8.3%	7.1%
Asia (1)	2,338	33%	1,792	29%	1,722	30.4%	35.7%
Latin America	1,474	20%	1,274	21%	1,311	15.7%	12.5%
Other (2)	79	1%	54	1%	54	48.1%	48.4%
Net premiums written	$7,169	100%	$6,148	100%	$6,147	16.6%	16.6%
(1)    2024 includes the consolidated results of Huatai P&C effective July 1, 2023.
(2)    Includes the international supplemental A&H business of Combined Insurance and other international operations.

Premiums
Overall, net premiums written increased $449 million and $1,021 million, or $473 million and $1,022 million on a constant dollar basis, for the three and six months ended June 30, 2024, respectively, reflecting growth in commercial lines of 13.3 percent and 12.7 percent, or 13.9 percent and 12.5 percent on a constant-dollar basis, respectively, and growth in consumer lines of 19.1 percent and 23.1 percent, or 20.7 percent and 23.5 percent on a constant-dollar basis, respectively.

Our European division increased for the three and six months ended June 30, 2024, supported by both our wholesale and retail divisions. The growth in commercial lines was driven by higher new business, and positive rate increases, primarily in commercial property and casualty lines. Consumer lines increased primarily due to new business growth in A&H and personal lines.

Asia increased for the three and six months ended June 30, 2024, reflecting the consolidation of Huatai Group's P&C business effective July 1, 2023, as well as higher new business, higher retention and positive rate increases in commercial lines. Consumer lines had strong growth in Asia with growth in new business for both A&H and personal lines.

Latin America increased for the three and six months ended June 30, 2024, reflecting growth in commercial lines driven by growth in new business and positive rate increases across property and casualty lines. Our personal lines business including automobile in Mexico, also continues to have strong growth.

Net premiums earned increased $439 million and $851 million, or $465 million and $867 million on a constant-dollar basis, for the three and six months ended June 30, 2024, respectively, reflecting the increase in net premiums written described above.

Combined Ratio
The combined ratio increased for the three months ended June 30, 2024, primarily reflecting higher catastrophe losses. The combined ratio increased for the six months ended June 30, 2024, primarily reflecting lower favorable prior period development and higher catastrophe losses. The CAY combined ratio excluding catastrophe losses increased for the six months ended June 30, 2024, principally related to the consolidation of Huatai.

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

	Three Months Ended				Six Months Ended
	June 30		% Change		June 30		% Change
(in millions of U.S. dollars, except for percentages)	2024	2023	Q-24 vs. Q-23		2024	2023	YTD-24 vs. YTD-23
Net premiums written	$411	$293	40.3%		$770	$570	35.1%
Net premiums written - constant dollars			40.5%				35.2%
Net premiums earned	339	237	43.4%		634	481	31.9%
Losses and loss expenses	155	91	69.3%		292	203	43.5%
Policy acquisition costs	80	65	26.5%		161	127	28.2%
Administrative expenses	11	9	17.8%		20	18	6.8%
Underwriting income	93	72	28.8%		161	133	21.2%
Net investment income	58	48	21.1%		115	97	18.1%
Other (income) expense	—	—	—		—	(1)	100.0%
Segment income	$151	$120	25.7%		$276	$231	19.3%
Combined ratio:
Loss and loss expense ratio	45.7%	38.7%	7.0	pts	46.0%	42.3%	3.7	pts
Policy acquisition cost ratio	23.8%	27.0%	(3.2)	pts	25.5%	26.3%	(0.8)	pts
Administrative expense ratio	3.2%	3.9%	(0.7)	pts	3.1%	3.8%	(0.7)	pts
Combined ratio	72.7%	69.6%	3.1	pts	74.6%	72.4%	2.2	pts
Catastrophe losses	—%	(0.4)%	0.4	pts	—%	(0.2)%	0.2	pts
Prior period development	4.7%	7.6%	(2.9)	pts	2.4%	5.4%	(3.0)	pts
CAY combined ratio excluding catastrophe losses	77.4%	76.8%	0.6	pts	77.0%	77.6%	(0.6)	pts

Net Catastrophe Losses and Prior Period Development

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2024	2023	2024	2023
Catastrophe losses	$—	$1	$—	$1
Favorable prior period development	$16	$17	$15	$25
Refer to Note 8 to the Consolidated Financial Statements for detail on prior period development.

Premiums
Net premiums written increased $118 million and $200 million for the three and six months ended June 30, 2024, respectively, primarily reflecting continued growth driven by strong new business. The increase in premium was most notably in property and casualty lines, which included a large one-off structured transaction in the current quarter. This transaction benefited growth by 12.5 and 6.5 percentage points for the three and six months ended June 30, 2024, respectively.

Net premiums earned increased $102 million and $153 million for the three and six months ended June 30, 2024, respectively, reflecting the increase in net premiums written described above, including the large structured transaction, which was fully earned when written.

Combined Ratio
The combined ratio increased for the three and six months ended June 30, 2024, primarily reflecting the impact of lower favorable prior period development, as a percentage of net premiums earned. The CAY combined ratio excluding catastrophe losses increased for the three months ended June 30, 2024, primarily due to the impact of the large structured transaction, partially offset by growth in property lines, resulting in a lower expected loss ratio. The CAY combined ratio excluding catastrophe losses improved for the six months ended June 30, 2024, primarily due to favorable market conditions in catastrophe exposed property lines and favorable impact of higher net premiums earned on the administrative expense ratio, partially offset by the impact of the large structured transaction described above.

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

	Three Months Ended			Six Months Ended
	June 30		% Change	June 30		% Change
(in millions of U.S. dollars, except for percentages)	2024	2023	Q-24 vs. Q-23	2024	2023	YTD-24 vs. YTD-23
Net premiums written	$1,580	$1,270	24.5%	$3,213	$2,563	25.4%
Net premiums written - constant dollars			27.6%			28.7%
Net premiums earned	1,568	1,256	24.7%	3,179	2,520	26.1%
Losses and loss expenses	22	35	(37.1)%	54	67	(19.4)%
Policy benefits	1,031	705	46.2%	2,101	1,417	48.3%
Policy acquisition costs	300	277	8.3%	594	550	8.0%
Administrative expenses	218	170	27.5%	425	337	25.7%
Net investment income	258	161	59.5%	488	314	55.3%
Other (income) expense	(32)	(26)	29.2%	(72)	(41)	77.0%
Amortization of purchased intangibles	11	2	NM	21	6	NM
Segment income	$276	$254	8.7%	$544	$498	9.3%
NM - not meaningful

Premiums
Net premiums written increased $310 million and $650 million, or $342 million and $716 million on a constant-dollar basis, for the three and six months ended June 30, 2024, respectively.

For our international life operations, net premiums written increased 27.8 percent and 29.6 percent for the three and six months ended June 30, 2024, substantially due to the consolidation of Huatai Group's life business which contributed $219 million and $485 million or 21.3 and 23.4 percentage points, respectively. The remaining increase in net premiums written is primarily driven by growth in North and Southeast Asia as well as by higher new business in Latin America.

Net premiums written in our North American Combined Insurance business increased 11.8 percent and 8.6 percent, for the three and six months ended June 30, 2024, respectively, due to growth in its worksite business of 28.7 percent and 24.6 percent partially offset by the non-renewal of a large program.

Deposits
The following table presents deposits collected on universal life and investment contracts:

	Three Months Ended					Six Months Ended
	June 30			% Change		June 30			% Change
(in millions of U.S. dollars, except for percentages)	2024	2023	C$ 2023	Q-24 vs. Q-23	C$ Q-24 vs. Q-23	2024	2023	C$ 2023	Y-24 vs. Y-23	C$ Y-24 vs. Y-23
Deposits collected on universal life and investment contracts	$547	$400	$384	36.8%	42.5%	$1,147	$709	$685	61.8%	67.5%

Deposits collected on universal life and investment contracts (life deposits) are not reflected as revenues in our Consolidated statements of operations in accordance with U.S. GAAP. New life deposits are an important component of production, and although they do not significantly affect current period income from operations, they are key to our efforts to grow our business. Life deposits collected increased $147 million and $438 million for the three and six months ended June 30, 2024, respectively, primarily from the consolidation of Huatai Life business.

Life Insurance segment income
Life Insurance segment income increased $22 million and $46 million for the three and six months ended June 30, 2024, reflecting the growth in premiums described above, as well as higher net investment income from fund investments and fixed income yield.

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

	Three Months Ended			Six Months Ended
	June 30		% Change	June 30		% Change
(in millions of U.S. dollars, except for percentages)	2024	2023	Q-24 vs. Q-23	2024	2023	YTD-24 vs. YTD-23
Losses and loss expenses	$93	$61	52.0%	$103	$72	43.8%
Administrative expenses	99	95	5.0%	206	192	7.2%
Underwriting loss	192	156	23.8%	309	264	17.4%
Net investment income (loss)	(32)	3	NM	(58)	14	NM
Other (income) expense	7	14	(44.4)%	(61)	(200)	(69.6)%
Amortization of purchased intangibles	40	43	(4.4)%	82	85	(4.3)%
Net realized gains (losses)	22	(309)	NM	(78)	(385)	(79.8)%
Market risk benefits gains (losses)	(29)	(7)	NM	(8)	(122)	(93.7)%
Interest expense	182	165	10.4%	360	325	10.8%
Cigna integration expenses	7	15	(55.8)%	14	37	(62.3)%
Income tax expense	490	392	25.2%	832	776	7.3%
Net loss	$(957)	$(1,098)	(12.5)%	$(1,680)	$(1,780)	(5.5)%
Net income (loss) attributable to noncontrolling interests	(14)	—	NM	137	—	NM
Net loss attributable to Chubb	$(943)	$(1,098)	(13.9)%	$(1,817)	$(1,780)	2.2%
NM - not meaningful

Administrative expenses increased $4 million and $14 million for the three and six months ended June 30, 2024, respectively, primarily due to increased spending to support growth.

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

Refer to the respective sections that follow for a discussion of Net realized gains (losses), Net investment income (loss), Amortization of purchased intangibles, and Income tax expense (benefit). Refer to Notes 11 and 16 to the Consolidated Financial Statements for additional information on Market risk benefits gains (losses) and Other (income) expense, respectively.

Net Realized and Unrealized Gains (Losses)
We take a long-term view with our investment strategy, and our investment managers manage our investment portfolio to maximize total return within specific guidelines designed to minimize risk. The majority of our investment portfolio is available-for-sale and reported at fair value.

The effect of market movements on our fixed maturities available-for-sale portfolio impacts Net income (through Net realized gains (losses)) when securities are sold, when we write down an asset, or when we record a change to the valuation allowance for expected credit losses. For a further discussion related to how we assess the valuation allowance for expected credit losses and the related impact on Net income, refer to Note 1 f) to the Consolidated Financial Statements in our 2023 Form 10-K. The effect of market movements on fixed maturities related to consolidated investment products and investments supporting certain participating products in the Huatai portfolio impact Net realized gains (losses). Additionally, Net income is impacted through the reporting of changes in the fair value of public and private equity securities and derivatives, including financial futures, options, and swaps. Changes in unrealized appreciation and depreciation on available-for-sale securities, resulting from the revaluation of securities held, changes in cumulative foreign currency translation adjustment, changes in current discount rate on future policy benefits, changes in instrument-specific credit risk on market risk benefits, unrealized postretirement benefit obligations liability adjustment, and cross-currency swaps designated as hedges for accounting purposes are reported as separate components of Accumulated other comprehensive income (loss) in Shareholders’ equity in the Consolidated balance sheets.

The following tables present our net realized and unrealized gains (losses):

	Three Months Ended June 30
			2024			2023
(in millions of U.S. dollars)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact
Fixed maturities	$26	$(489)	$(463)	$(107)	$(1,194)	$(1,301)
Investment and embedded derivative instruments	(17)	—	(17)	(55)	—	(55)
Public equity
Sales	14	—	14	2	—	2
Mark-to-market	7	—	7	26	—	26
Private equity (less than 3 percent ownership)
Mark-to-market	49	—	49	20	—	20
Total investment portfolio	79	(489)	(410)	(114)	(1,194)	(1,308)
Other derivative instruments	(3)	—	(3)	2	—	2
Foreign exchange	27	(530)	(503)	(186)	215	29
Current discount rate on future policy benefits	—	53	53	—	(35)	(35)
Instrument-specific credit risk on market risk benefits	—	5	5	—	11	11
Other	1	(29)	(28)	(6)	48	42
Net gains (losses), pre-tax	$104	$(990)	$(886)	$(304)	$(955)	$(1,259)

	Six Months Ended June 30
			2024			2023
(in millions of U.S. dollars)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact
Fixed maturities	$75	$(1,166)	$(1,091)	$(287)	$592	$305
Investment and embedded derivative instruments	(60)	—	(60)	(101)	—	(101)
Public equity
Sales	11	—	11	(3)	—	(3)
Mark-to-market	13	—	13	42	—	42
Private equity (less than 3 percent ownership)
Mark-to-market	80	—	80	35	—	35
Total investment portfolio	119	(1,166)	(1,047)	(314)	592	278
Other derivative instruments	(5)	—	(5)	1	—	1
Foreign exchange	(104)	(450)	(554)	(55)	38	(17)
Current discount rate on future policy benefits	—	—	—	—	(186)	(186)
Instrument-specific credit risk on market risk benefits	—	10	10	—	8	8
Other	(7)	2	(5)	(13)	15	2
Net gains (losses), pre-tax	$3	$(1,604)	$(1,601)	$(381)	$467	$86

Pre-tax net unrealized losses of $489 million and $1,166 million in our investment portfolio for the three and six months ended June 30, 2024, respectively, were primarily driven by higher interest rates.

Effective Income Tax Rate
Our effective tax rate (ETR) reflects a mix of income or losses in jurisdictions with a wide range of tax rates, permanent differences between U.S. GAAP and local tax laws, and the impact of discrete items. A change in the geographic mix of earnings could impact our ETR.

For the three and six months ended June 30, 2024, our ETR was 18.1 percent and 15.6 percent, respectively, compared to an ETR of 17.9 percent and 17.4 percent, respectively, in the prior year. The ETR for each period was impacted by our mix of earnings among various jurisdictions and by discrete tax items. The six months ended June 30, 2024 included an incremental deferred tax benefit of $55 million in the first quarter related to the Bermuda tax law enacted in December 2023.

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

CAY P&C combined ratio excluding catastrophe losses (CATs) excludes CATs and prior period development (PPD) from the P&C combined ratio. We exclude CATs as they are not predictable as to timing and amount and PPD as these unexpected loss developments on historical reserves are not indicative of our current underwriting performance. The combined ratio numerator is adjusted to exclude CATs, PPD, and expense adjustments on PPD, and the denominator is adjusted to exclude net premiums earned adjustments on PPD and reinstatement premiums on CATs and PPD. In periods where there are adjustments on loss sensitive policies, these adjustments are excluded from PPD and net premiums earned when calculating the ratios. We believe this measure provides a better evaluation of our underwriting performance and enhances the understanding of the trends in our P&C business that may be obscured by these items. This measure is commonly reported among our peer companies and allows for a better comparison.

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
Three Months Ended
June 30, 2024
(in millions of U.S. dollars except for ratios)
Numerator
Losses and loss expenses/policy benefits	A	$3,074	$876	$543	$1,763	$155	$93	$6,504
Catastrophe losses and related adjustments
Catastrophe losses, net of related adjustments		(252)	(138)	(33)	(157)	—	—	(580)
Reinstatement premiums collected (expensed) on catastrophe losses		—	—	—	—	—	—	—
Catastrophe losses, gross of related adjustments		(252)	(138)	(33)	(157)	—	—	(580)
PPD and related adjustments
PPD, net of related adjustments - favorable (unfavorable)		144	64	—	61	16	(93)	192
Net premiums earned adjustments on PPD - unfavorable (favorable)		8	—	—	—	—	—	8
Expense adjustments - unfavorable (favorable)		(1)	—	—	—	—	—	(1)
PPD reinstatement premiums - unfavorable (favorable)		—	—	—	—	1	—	1
PPD, gross of related adjustments - favorable (unfavorable)		151	64	—	61	17	(93)	200
CAY loss and loss expense ex CATs	B	$2,973	$802	$510	$1,667	$172	$—	$6,124
Policy acquisition costs and administrative expenses
Policy acquisition costs and administrative expenses	C	$987	$387	$48	$1,190	$91	$99	$2,802
Expense adjustments - favorable (unfavorable)		1	—	—	—	—	—	1
Policy acquisition costs and administrative expenses, adjusted	D	$988	$387	$48	$1,190	$91	$99	$2,803
Denominator
Net premiums earned	E	$4,900	$1,512	$626	$3,347	$339		$10,724
Net premiums earned adjustments on PPD - unfavorable (favorable)		8	—	—	—			8
PPD reinstatement premiums - unfavorable (favorable)		—	—	—	—	1		1
Net premiums earned excluding adjustments	F	$4,908	$1,512	$626	$3,347	$340		$10,733
P&C Combined ratio
Loss and loss expense ratio	A/E	62.7%	57.9%	86.8%	52.7%	45.7%		60.6%
Policy acquisition cost and administrative expense ratio	C/E	20.2%	25.6%	7.6%	35.5%	27.0%		26.2%
P&C Combined ratio		82.9%	83.5%	94.4%	88.2%	72.7%		86.8%
CAY P&C Combined ratio ex CATs
Loss and loss expense ratio, adjusted	B/F	60.6%	53.0%	81.5%	49.8%	50.4%		57.1%
Policy acquisition cost and administrative expense ratio, adjusted	D/F	20.1%	25.6%	7.6%	35.5%	27.0%		26.1%
CAY P&C Combined ratio ex CATs		80.7%	78.6%	89.1%	85.3%	77.4%		83.2%
Combined ratio
Combined ratio								86.8%
Add: impact of gains and losses on crop derivatives								—
P&C Combined ratio								86.8%
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
Six Months Ended
June 30, 2024
(in millions of U.S. dollars except for ratios)
Numerator
Losses and loss expenses/policy benefits	A	$6,249	$1,775	$592	$3,289	$292	$103	$12,300
Catastrophe losses and related adjustments
Catastrophe losses, net of related adjustments		(488)	(308)	(36)	(183)	—	—	(1,015)
Reinstatement premiums collected (expensed) on catastrophe losses		—	—	—	—	—	—	—
Catastrophe losses, gross of related adjustments		(488)	(308)	(36)	(183)	—	—	(1,015)
PPD and related adjustments
PPD, net of related adjustments - favorable (unfavorable)		192	116	28	150	15	(102)	399
Net premiums earned adjustments on PPD - unfavorable (favorable)		8	—	39	—	—	—	47
Expense adjustments - unfavorable (favorable)		7	—	3	—	—	—	10
PPD reinstatement premiums - unfavorable (favorable)		—	—	—	—	1	—	1
PPD, gross of related adjustments - favorable (unfavorable)		207	116	70	150	16	(102)	457
CAY loss and loss expense ex CATs	B	$5,968	$1,583	$626	$3,256	$308	$1	$11,742
Policy acquisition costs and administrative expenses
Policy acquisition costs and administrative expenses	C	$2,003	$773	$71	$2,344	$181	$206	$5,578
Expense adjustments - favorable (unfavorable)		(7)	—	(3)	—	—	—	(10)
Policy acquisition costs and administrative expenses, adjusted	D	$1,996	$773	$68	$2,344	$181	$206	$5,568
Denominator
Net premiums earned	E	$9,780	$2,983	$754	$6,545	$634		$20,696
Net premiums earned adjustments on PPD - unfavorable (favorable)		8	—	39	—	—		47
PPD reinstatement premiums - unfavorable (favorable)		—	—	—	—	1		1
Net premiums earned excluding adjustments	F	$9,788	$2,983	$793	$6,545	$635		$20,744
P&C Combined ratio
Loss and loss expense ratio	A/E	63.9%	59.5%	78.6%	50.3%	46.0%		59.4%
Policy acquisition cost and administrative expense ratio	C/E	20.5%	25.9%	9.3%	35.8%	28.6%		27.0%
P&C Combined ratio		84.4%	85.4%	87.9%	86.1%	74.6%		86.4%
CAY P&C Combined ratio ex CATs
Loss and loss expense ratio, adjusted	B/F	61.0%	53.1%	79.0%	49.7%	48.3%		56.6%
Policy acquisition cost and administrative expense ratio, adjusted	D/F	20.4%	25.9%	8.5%	35.9%	28.7%		26.8%
CAY P&C Combined ratio ex CATs		81.4%	79.0%	87.5%	85.6%	77.0%		83.4%
Combined ratio
Combined ratio								86.4%
Add: impact of gains and losses on crop derivatives								—
P&C Combined ratio								86.4%
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
Six Months Ended
June 30, 2023
(in millions of U.S. dollars except for ratios)
Numerator
Losses and loss expenses/policy benefits	A	$5,600	$1,734		$647	$2,751	$203	$72	$11,007
Catastrophe losses and related adjustments
Catastrophe losses, net of related adjustments		(393)	(306)		(19)	(139)	(1)	—	(858)
Reinstatement premiums collected (expensed) on catastrophe losses		—	—		—	—	—	—	—
Catastrophe losses, gross of related adjustments		(393)	(306)		(19)	(139)	(1)	—	(858)
PPD and related adjustments
PPD, net of related adjustments - favorable (unfavorable)		218	16		3	204	25	(70)	396
Net premiums earned adjustments on PPD - unfavorable (favorable)		12	—		(2)	—	—	—	10
Expense adjustments - unfavorable (favorable)		7	—		—	—	—	—	7
PPD reinstatement premiums - unfavorable (favorable)		—	(1)		—	—	6	—	5
PPD, gross of related adjustments - favorable (unfavorable)		237	15		1	204	31	(70)	418
CAY loss and loss expense ex CATs	B	$5,444	$1,443		$629	$2,816	$233	$2	$10,567
Policy acquisition costs and administrative expenses
Policy acquisition costs and administrative expenses	C	$1,838	$712		$58	$2,031	$145	$192	$4,976
Expense adjustments - favorable (unfavorable)		(7)	—		—	—	—	—	(7)
Policy acquisition costs and administrative expenses, adjusted	D	$1,831	$712		$58	$2,031	$145	$192	$4,969
Denominator
Net premiums earned	E	$8,975	$2,677		$794	$5,694	$481		$18,621
Net premiums earned adjustments on PPD - unfavorable (favorable)		12	—		(2)	—	—		10
PPD reinstatement premiums - unfavorable (favorable)		—	(1)		—	—	6		5
Net premiums earned excluding adjustments	F	$8,987	$2,676	—	$792	$5,694	$487		$18,636
P&C Combined ratio
Loss and loss expense ratio	A/E	62.4%	64.8%		81.5%	48.3%	42.3%		59.1%
Policy acquisition cost and administrative expense ratio	C/E	20.5%	26.6%		7.3%	35.7%	30.1%		26.7%
P&C Combined ratio		82.9%	91.4%		88.8%	84.0%	72.4%		85.8%
CAY P&C Combined ratio ex CATs
Loss and loss expense ratio, adjusted	B/F	60.6%	53.9%		79.4%	49.5%	47.8%		56.7%
Policy acquisition cost and administrative expense ratio, adjusted	D/F	20.3%	26.6%		7.3%	35.6%	29.8%		26.7%
CAY P&C Combined ratio ex CATs		80.9%	80.5%		86.7%	85.1%	77.6%		83.4%
Combined ratio
Combined ratio									85.8%
Add: impact of gains and losses on crop derivatives									—
P&C Combined ratio									85.8%
Note: The ratios above are calculated using whole U.S. dollars. Accordingly, calculations using rounded amounts may differ. Letters A, B, C, D, E, and F included in the table are references for calculating the ratios above.

Amortization of Purchased Intangibles and Other Amortization
Amortization of purchased intangibles
Amortization expense related to purchased intangibles was $80 million and $160 million for the three and six months ended June 30, 2024, respectively, compared with $70 million and $142 million for the prior year periods, respectively.

At June 30, 2024, the deferred tax liability associated with the Other intangible assets (excluding the fair value adjustment on Unpaid losses and loss expenses) was $1,524 million.

The following table presents, as of June 30, 2024, the expected reduction to the deferred tax liability associated with the amortization of Other intangible assets, at current foreign currency exchange rates, for the third through fourth quarters of 2024 and for the next five years:

For the Years Ending December 31 (in millions of U.S. dollars)	Reduction to deferred tax liability associated with intangible assets
Third quarter of 2024	$21
Fourth quarter of 2024	21
2025	75
2026	70
2027	65
2028	62
2029	53
Total	$367

Amortization of the fair value adjustment on assumed long-term debt
The following table presents, as of June 30, 2024, the expected amortization benefit from the fair value adjustment on assumed long-term debt related to the Chubb Corp acquisition for the third through fourth quarters of 2024 and for the next five years:

For the Years Ending December 31 (in millions of U.S. dollars)	Amortization benefit of the fair value adjustment on assumed long-term debt (1)
Third quarter of 2024	$5
Fourth quarter of 2024	6
2025	21
2026	21
2027	21
2028	21
2029	21
Total	$116
(1)Recorded as a reduction to Interest expense in the Consolidated statements of operations.

Net Investment Income

	Three Months Ended June 30		Six Months Ended June 30
(in millions of U.S. dollars)	2024	2023	2024	2023
Fixed maturities (1)	$1,367	$1,095	$2,678	$2,157
Short-term investments	41	49	90	87
Other interest income	23	12	38	29
Equity securities	35	6	59	15
Private equities	31	12	47	21
Other investments	22	20	45	37
Gross investment income (1)	1,519	1,194	2,957	2,346
Investment expenses	(51)	(49)	(98)	(94)
Net investment income (1)	$1,468	$1,145	$2,859	$2,252
(1) Includes amortization expense related to fair value adjustment of acquired invested assets	$(4)	$(3)	$(9)	$(5)

Net investment income is influenced by a number of factors including the amounts and timing of inward and outward cash flows, the level of interest rates, and changes in overall asset allocation. Net investment income increased 28.2 percent and 27.0 percent for the three and six months ended June 30, 2024, respectively, primarily due to higher reinvestment rates on fixed maturities and the consolidation of Huatai Group.

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

	Three Months Ended June 30		Six Months Ended June 30
(in millions of U.S. dollars)	2024	2023	2024	2023
Total mark-to-market gain on private equity, pre-tax	$53	$17	$187	$274

Investments
Our investment portfolio is invested primarily in publicly traded, investment grade, fixed income securities with an average credit quality of A/A as rated by the independent investment rating services Standard and Poor’s (S&P)/Moody’s Investors Service (Moody’s) at June 30, 2024. Excluding Huatai, the portfolio is primarily managed externally by independent, professional investment managers and is broadly diversified across geographies, sectors, and issuers. We hold no collateralized debt obligations in our investment portfolio, and we provide no credit default protection. We have long-standing global credit limits for our entire portfolio across the organization. Exposures are aggregated, monitored, and actively managed by our Global Credit Committee, comprising senior executives, including our Chief Financial Officer, our Chief Risk Officer, our Chief Investment Officer, and our Treasurer. We also have well-established, strict contractual investment rules requiring managers to maintain highly diversified exposures to individual issuers and closely monitor investment manager compliance with portfolio guidelines.

The following table shows the fair value and cost/amortized cost, net of valuation allowance, of our invested assets:

	June 30, 2024		December 31, 2023
(in millions of U.S. dollars)	Fair Value	Cost/ Amortized Cost, Net	Fair Value	Cost/ Amortized Cost, Net
Short-term investments	$4,546	$4,547	$4,551	$4,551
Other investments - Fixed maturities	5,404	5,404	3,773	3,773
Fixed maturities available-for-sale	107,840	113,407	106,571	110,972
Fixed income securities	117,790	123,358	114,895	119,296
Equity securities	3,792	3,792	3,455	3,455
Private debt held-for-investment	2,696	2,680	2,560	2,553
Private equities and other	16,474	16,474	15,832	15,832
Total investments	$140,752	$146,304	$136,742	$141,136

The fair value of our total investments increased $4.0 billion during the six months ended June 30, 2024, due to the investing of operating cash flow, partially offset by unrealized losses. The valuation of our fixed income portfolio is impacted by changes in interest rates.

The following tables present the fair value of our fixed income securities at June 30, 2024, and December 31, 2023. The first table lists investments according to type and second according to S&P credit rating:

	June 30, 2024		December 31, 2023
(in millions of U.S. dollars, except for percentages)	Fair Value	% of Total	Fair Value	% of Total
U.S. Treasury / Agency	$2,741	2%	$3,590	3%
Corporate and asset-backed securities	43,620	37%	42,830	37%
Mortgage-backed securities	24,614	21%	22,058	19%
Municipal	1,947	2%	2,929	3%
Non-U.S.	40,322	34%	38,937	34%
Short-term investments	4,546	4%	4,551	4%
Total (1)	$117,790	100%	$114,895	100%
AAA	$14,087	12%	$12,669	11%
AA	34,980	30%	34,312	30%
A	28,056	24%	27,674	24%
BBB	21,457	18%	20,810	18%
BB	10,384	9%	10,270	9%
B	8,293	7%	8,580	7%
Other	533	—%	580	1%
Total (1)	$117,790	100%	$114,895	100%
(1) Includes fixed maturities recorded in Other investments in the Consolidated balance sheets of $5.4 billion and $3.8 billion at June 30, 2024, and December 31, 2023, respectively.

Corporate and asset-backed securities
The following table presents our 10 largest global exposures to corporate bonds by fair value at June 30, 2024:

(in millions of U.S. dollars)	Fair Value
Bank of America Corp	$804
Morgan Stanley	705
JPMorgan Chase & Co	652
Wells Fargo & Co	614
Goldman Sachs Group Inc	561
Citigroup Inc	558
UBS Group AG	412
Verizon Communications Inc	397
AT&T Inc	394
HSBC Holdings Plc	364

Mortgage-backed securities
The following table shows the fair value and amortized cost, net of valuation allowance, of our mortgage-backed securities:

	S&P Credit Rating					Fair Value	Amortized Cost, Net
June 30, 2024 (in millions of U.S. dollars)	AAA	AA	A	BBB	BB and below	Total	Total
Agency residential mortgage-backed securities (RMBS)	$9	$21,151	$—	$—	$—	$21,160	$22,986
Non-agency RMBS	1,247	118	70	58	6	1,499	1,563
Commercial mortgage-backed securities	1,682	154	107	12	—	1,955	2,082
Total mortgage-backed securities	$2,938	$21,423	$177	$70	$6	$24,614	$26,631

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

The following table summarizes the fair value and amortized cost, net of valuation allowance, of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. government securities at June 30, 2024:

(in millions of U.S. dollars)	Fair Value	Amortized Cost, Net
Republic of Korea	$1,812	$1,774
People's Republic of China	1,627	1,567
Canada	911	954
Taiwan	888	909
Federative Republic of Brazil	595	607
United Mexican States	585	612
Kingdom of Thailand	570	564
Commonwealth of Australia	536	614
Province of Ontario	512	538
United Kingdom	436	467
Other Non-U.S. Government Securities	6,525	6,693
Total	$14,997	$15,299
The following table summarizes the fair value and amortized cost, net of valuation allowance, of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. corporate securities at June 30, 2024:

(in millions of U.S. dollars)	Fair Value	Amortized Cost, Net
China	$6,454	$6,443
United Kingdom	2,549	2,673
Canada	2,232	2,287
United States (1)	1,753	1,808
France	1,576	1,626
South Korea	1,530	1,507
Australia	1,104	1,165
Japan	816	851
Germany	614	648
Switzerland	523	553
Other Non-U.S. Corporate Securities	6,174	6,432
Total	$25,325	$25,993
(1)     The countries that are listed in the non-U.S. corporate fixed income portfolio above represent the ultimate parent company's country of risk. Non-U.S. corporate securities could be issued by foreign subsidiaries of U.S. corporations.

Below-investment grade corporate fixed income portfolio
Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss from default by the borrower is greater with below-investment grade securities. Below-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than investment grade issuers. At June 30, 2024, our corporate fixed income investment portfolio included below-investment grade and non-rated securities which, in total, comprised approximately 14 percent of our fixed income portfolio. Our below-investment grade and non-rated portfolio includes over 1,600 issuers, with the greatest single exposure being $167 million.

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

The following table presents a roll-forward of our unpaid losses and loss expenses:

(in millions of U.S. dollars)	Gross Losses	Reinsurance Recoverable (1)	Net Losses
Balance at December 31, 2023	$80,122	$17,884	$62,238
Losses and loss expenses incurred	14,422	2,264	12,158
Losses and loss expenses paid	(12,080)	(2,670)	(9,410)
Other (including foreign exchange translation)	(273)	(69)	(204)
Balance at June 30, 2024	$82,191	$17,409	$64,782
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

Asbestos and Environmental (A&E)
There was no significant A&E reserve activity during the three and six months ended June 30, 2024. A&E reserves are included in Corporate. Refer to our 2023 Form 10-K for further information on our A&E exposures.

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

Catastrophe Management
We actively monitor and manage our catastrophe risk accumulation around the world from natural perils, which includes setting risk limits based on probable maximum loss (PML) and purchasing catastrophe reinsurance to ensure sufficient liquidity and capital to meet the expectations of regulators, rating agencies, and policyholders, and to provide shareholders with an appropriate risk-adjusted return. Chubb uses internal and external data together with sophisticated, analytical catastrophe loss and risk modeling techniques to ensure an appropriate understanding of risk, including diversification and correlation effects, across different product lines and territories. The table below presents our modeled pre-tax estimates of natural catastrophe PML, net of reinsurance, at June 30, 2024, and does not represent our expected catastrophe losses for any one year.

	Modeled Net Probable Maximum Loss (PML) Pre-tax
	Worldwide (1)		U.S. Hurricane (2)		California Earthquake (3)
	Annual Aggregate		Annual Aggregate		Single Occurrence
(in millions of U.S. dollars, except for percentages)	Chubb	% of Total Chubb Shareholders’ Equity	Chubb	% of Total Chubb Shareholders’ Equity	Chubb	% of Total Chubb Shareholders’ Equity
1-in-10	$2,796	4.6%	$1,573	2.6%	$165	0.3%
1-in-100	$5,282	8.7%	$3,636	6.0%	$1,874	3.1%
1-in-250	$8,180	13.4%	$5,718	9.4%	$2,157	3.5%
(1)    Worldwide aggregate includes modeled losses arising from tropical cyclones, convective storms, earthquakes, wildfires, and inland floods, and excludes "non-modeled" perils such as man-made and other catastrophe risks including pandemic.
(2)    U.S. hurricane modeled losses include losses from wind, storm-surge, and related precipitation-induced flooding.
(3)    California earthquake modeled losses include the fire-following sub-peril.

The PML for worldwide and key U.S. peril regions are based on our in-force portfolio at April 1, 2024, and reflect the April 1, 2024, reinsurance program, as well as inuring reinsurance protection coverage. As of April 1, 2024, we increased retention in North America by $500 million and increased limits by $1.7 billion. Refer to the Global Property Catastrophe Reinsurance section for more information. These estimates assume that reinsurance recoverable is fully collectible.

According to the model, for the 1-in-100 return period scenario, there is a one percent chance that our pre-tax annual aggregate losses incurred in any year from U.S. hurricane events could be in excess of $3,636 million (or 6.0 percent of total Chubb shareholders’ equity at June 30, 2024). Effective March 31, 2024, our worldwide and U.S. Hurricane PMLs reflect the latest North Atlantic hurricane vulnerability model.

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

Capital Resources
Capital resources consist of funds deployed or available to be deployed to support our business operations.

	June 30	December 31
(in millions of U.S. dollars, except for ratios)	2024	2023
Short-term debt	$1,553	$1,460
Long-term debt	13,178	13,035
Total financial debt	14,731	14,495
Trust preferred securities	309	308
Total Chubb shareholders’ equity	61,038	59,507
Total capitalization	$76,078	$74,310
Ratio of financial debt to total capitalization	19.4%	19.5%
Ratio of financial debt plus trust preferred securities to total capitalization	19.8%	19.9%

Repurchase agreements are excluded from the table above and are disclosed separately from short-term debt in the Consolidated balance sheets. The repurchase agreements are collateralized borrowings where we maintain the right and ability to redeem the collateral on short notice, unlike short-term debt which comprises the current maturities of our long-term debt instruments.

On March 7, 2024, Chubb INA Holdings LLC (Chubb INA) issued $1.0 billion of 5.0 percent senior notes due March 2034. Chubb INA's $700 million of 3.35 percent senior notes due May 2024 was paid upon maturity.

For the six months ended June 30, 2024, we repurchased $886 million of Common Shares in a series of open market transactions under the Board of Directors (Board) share repurchase authorization. At June 30, 2024, there were 15,552,491 Common Shares in treasury with a weighted-average cost of $159.49 per share, and $2.8 billion in share repurchase authorization remained. For the period July 1, 2024, through July 25, 2024, we repurchased 175,465 Common Shares for a total of $45 million in a series of open market transactions under the share repurchase authorization. At July 25, 2024, $2.8 billion in share repurchase authorization remained.

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

At our May 2024 annual general meeting, our shareholders approved an annual dividend for the following year of up to $3.64 per share, or CHF 3.29 per share, calculated using the USD/CHF exchange rate as published in the Wall Street Journal on May 16, 2024, expected to be paid in four quarterly installments of $0.91 per share after the general meeting by way of a distribution from capital contribution reserves, transferred to free reserves for payment. The Board determines the record and payment dates at which the annual dividend may be paid until the date of the 2025 annual general meeting, and is authorized to abstain from distributing a dividend at its discretion. The annual dividend approved in May 2024 represented a $0.20 per share increase ($0.05 per quarter) over the prior year dividend.

The following table represents dividends paid per Common Share to shareholders of record on each of the following dates:

Shareholders of record as of:	Dividends paid as of:
December 15, 2023	January 5, 2024	$0.86 (CHF 0.76)
March 15, 2024	April 5, 2024	$0.86 (CHF 0.75)
June 14, 2024	July 5, 2024	$0.91 (CHF 0.82)

Liquidity
We anticipate that positive cash flows from operations (underwriting activities and investment income) should be sufficient to cover cash outflows under most loss scenarios for the near term. In addition to cash from operations, routine sales of investments, and financing arrangements, we have agreements with a third-party bank provider which implemented two international multi-currency notional cash pooling programs to enhance cash management efficiency during periods of short-term timing mismatches between expected inflows and outflows of cash by currency. The programs allow us to optimize investment income by avoiding portfolio disruption. Should the need arise, we generally have access to capital markets and to credit facilities with letter of credit capacity of $4.0 billion, $3.0 billion of which can be used for revolving credit. At June 30, 2024, our usage under these facilities was $903 million in letters of credit. Our access to credit under these facilities is dependent on the ability of the banks that are a party to the facilities to meet their funding commitments. The facilities require that we maintain certain financial covenants, all of which we met at June 30, 2024. Should the existing credit providers on these facilities experience financial difficulty, we may be required to replace credit sources, possibly in a difficult market. If we cannot obtain adequate capital or sources of credit on favorable terms, on a timely basis, or at all, our business, operating results, and financial condition could be adversely affected. To date, we have not experienced difficulty accessing our credit facility or establishing additional facilities when needed.

The payment of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction, as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies. During the six months ended June 30, 2024, we were able to meet all our obligations, including the payments of dividends on our Common Shares, with our net cash flows.

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions as well as the subsidiary’s financial condition are paramount to the dividend decision. Chubb Limited received dividends of $700 million and $925 million from its Bermuda subsidiaries during the six months ended June 30, 2024 and 2023, respectively. Chubb Limited also received dividends of $91 million from its other international subsidiary during the six months ended June 30, 2024.

The U.S. insurance subsidiaries of Chubb INA may pay dividends, without prior regulatory approval, subject to restrictions set out in state law of the subsidiary’s domicile (or, if applicable, commercial domicile). Chubb INA’s international subsidiaries are also subject to insurance laws and regulations particular to the countries in which the subsidiaries operate. These laws and regulations sometimes include restrictions that limit the amount of dividends payable without prior approval of regulatory insurance authorities. Chubb Limited received no dividends from Chubb INA during the six months ended June 30, 2024 and 2023. Debt issued by Chubb INA is serviced by statutorily permissible distributions by Chubb INA’s insurance subsidiaries to Chubb INA as well as other group resources. Chubb INA received $1.7 billion and $458 million from its subsidiaries during the six months ended June 30, 2024 and 2023, respectively.

Cash Flows
Our sources of liquidity include cash from operations, routine sales of investments, and financing arrangements. The following is a discussion of our cash flows for the six months ended June 30, 2024 and 2023.

Operating cash flows were $7.3 billion in the six months ended June 30, 2024, compared to $4.8 billion in the prior year period, primarily due to higher net premiums collected, net investment income, and the impact of the Huatai consolidation.

Cash used for investing was $6.1 billion in the six months ended June 30, 2024, compared to $2.3 billion in the prior year period, an increase of $3.8 billion, which primarily included higher net purchases of fixed maturities and equity securities of $3.6 billion.

Cash used for financing was $1.2 billion in the six months ended June 30, 2024, compared to $2.3 billion in the prior year period, a decrease in cash used for financing of $1.1 billion. This was primarily due to net proceeds from the issuance of long-term debt, net of repayments of $296 million compared with repayments of $475 million in the prior year and fewer common shares repurchased of $211 million.

We use repurchase agreements as a low-cost funding alternative. At June 30, 2024, there were $3.1 billion in repurchase agreements outstanding with various maturities over the next twelve months.

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

The following table presents the condensed balance sheets of Chubb Limited and Chubb INA Holdings LLC, after elimination of investment in any non-guarantor subsidiary:

	Chubb Limited (Parent Guarantor)		Chubb INA Holdings LLC (Subsidiary Issuer)
	June 30	December 31	June 30	December 31
(in millions of U.S. dollars)	2024	2023	2024	2023
Assets
Investments	$—	$—	$107	$103
Cash	51	77	4	3
Due from parent guarantor/subsidiary issuer	54	441	—	—
Due from subsidiaries that are not issuers or guarantors	515	539	524	571
Other assets	5	12	2,992	2,785
Total assets	$625	$1,069	$3,627	$3,462
Liabilities
Due to parent guarantor/subsidiary issuer	$—	$—	$54	$441
Due to subsidiaries that are not issuers or guarantors	257	263	667	593
Affiliated notional cash pooling programs	154	594	618	455
Short-term debt	—	—	1,553	1,460
Long-term debt	—	—	13,178	13,035
Trust preferred securities	—	—	309	308
Other liabilities	453	657	1,463	1,496
Total liabilities	864	1,514	17,842	17,788
Total equity	(239)	(445)	(14,215)	(14,326)
Total liabilities and equity	$625	$1,069	$3,627	$3,462

The following table presents the condensed statements of operations and comprehensive income of Chubb Limited and Chubb INA Holdings LLC, excluding equity in earnings from non-guarantor subsidiaries:

Six Months Ended June 30, 2024	Chubb Limited (Parent Guarantor)	Chubb INA Holdings LLC (Subsidiary Issuer)
(in millions of U.S. dollars)
Net investment income (loss)	$(15)	$(27)
Net realized gains (losses)	(8)	(1)
Administrative expenses	60	(9)
Interest (income) expense	(7)	237
Other (income) expense	(22)	28
Income tax expense (benefit)	6	(67)
Net loss	$(60)	$(217)
Comprehensive loss	$(60)	$(269)

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

The tables below are estimates of the sensitivities to instantaneous changes in economic inputs (e.g., equity shock, interest rate shock etc.) at June 30, 2024, for both the fair value of the MRB liability (FVL) and the fair value of specific derivative instruments held (hedge value) to partially offset the risk in the MRB reinsurance portfolio. The following assumptions should be considered when using the below tables:

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

•The hedge sensitivity is from June 30, 2024, market levels and only applicable to the equity and interest rate sensitivities table below.

•The sensitivities do not scale linearly and may be proportionally greater for larger movements in the market factors. Actual sensitivity of our net income may differ from those disclosed in the tables below due to fluctuations in short-term market movements.

Sensitivities to equity and interest rate movements
(in millions of U.S. dollars)		Worldwide Equity Shock
Interest Rate Shock		+10%	Flat	-10%	-20%	-30%	-40%
+100 bps	(Increase)/decrease in FVL	$235	$157	$58	$(65)	$(221)	$(430)
	Increase/(decrease) in hedge value	(104)	—	104	209	313	418
	Increase/(decrease) in net income	$131	$157	$162	$144	$92	$(12)
Flat	(Increase)/decrease in FVL	$97	$—	$(116)	$(260)	$(445)	$(682)
	Increase/(decrease) in hedge value	(104)	—	104	209	313	418
	Increase/(decrease) in net income	$(7)	$—	$(12)	$(51)	$(132)	$(264)
-100 bps	(Increase)/decrease in FVL	$(77)	$(191)	$(327)	$(494)	$(709)	$(973)
	Increase/(decrease) in hedge value	(104)	—	104	209	313	418
	Increase/(decrease) in net income	$(181)	$(191)	$(223)	$(285)	$(396)	$(555)

Sensitivities to Other Economic Variables		AA-rated Credit Spreads		Interest Rate Volatility		Equity Volatility
(in millions of U.S. dollars)		+100 bps	-100 bps	+2%	-2%	+2%	-2%
(Increase)/decrease in FVL		$38	$(43)	$(1)	$1	$(14)	$13
Increase/(decrease) in net income		$38	$(43)	$(1)	$1	$(14)	$13

Market Risk Benefits Net Amount at Risk
All our MRB reinsurance treaties include annual or aggregate claim limits and many include an aggregate deductible which limit the net amount at risk under these programs. The tables below present the net amount at risk at June 30, 2024, following an immediate change in equity market levels, assuming all global equity markets are impacted equally.

a) Reinsurance covering the GMDB risk only

	Equity Shock
(in millions of U.S. dollars)	+20%	Flat	-20%	-40%	-60%	-80%
GMDB net amount at risk	$219	$216	$375	$637	$643	$522
Claims at 100% immediate mortality	131	138	147	138	126	112

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

b) Reinsurance covering the GLB risk only

	Equity Shock
(in millions of U.S. dollars)	+20%	Flat	-20%	-40%	-60%	-80%
GLB net amount at risk	$759	$996	$1,365	$1,897	$2,205	$2,475

The treaty limits cause the net amount at risk to increase at a declining rate as equity markets fall.
c) Reinsurance covering both the GMDB and GLB risks on the same underlying policyholders

	Equity Shock
(in millions of U.S. dollars)	+20%	Flat	-20%	-40%	-60%	-80%
GMDB net amount at risk	$35	$41	$51	$61	$69	$76
GLB net amount at risk	305	377	474	592	708	750
Claims at 100% immediate mortality	27	26	26	26	26	26

The treaty limits cause the GMDB and GLB net amount at risk to increase at a declining rate as equity markets fall.

ITEM 4. Controls and Procedures
Chubb’s management, with the participation of Chubb’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Chubb’s disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as of June 30, 2024. Based upon that evaluation, Chubb’s Chief Executive Officer and Chief Financial Officer concluded that Chubb’s disclosure controls and procedures are effective in allowing information required to be disclosed in reports filed under the Securities Exchange Act of 1934 to be recorded, processed, summarized, and reported within time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to Chubb’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Effective July 1, 2023, Chubb discontinued the equity method of accounting to its investment in Huatai Group and applied consolidation accounting. For the three and six months ended June 30, 2024, Huatai Group represented approximately 5 percent of consolidated revenues. At June 30, 2024, Huatai group represented approximately 7 percent of total assets. We currently exclude, and are in the process of working to incorporate, Huatai Group in our evaluation of internal controls over financial reporting, and related disclosure controls and procedures.
Other than working to incorporate Huatai Group as noted above, there have been no changes in Chubb's internal controls over financial reporting during the three months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, Chubb's internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings
The information required with respect to this item is included in Note 12 h) to the Consolidated Financial Statements, which is hereby incorporated herein by reference.

ITEM 1A. Risk Factors
There have been no material changes to the risk factors described under "Risk Factors" under Item 1A of Part I of our 2023 Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer’s Repurchases of Equity Securities
The following table provides information with respect to purchases by Chubb of its Common Shares during the three months ended June 30, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan (3)
April 1 through April 30	1,018,341	$248.51	1,013,338	$3.12	billion
May 1 through May 31	1,199,721	$254.72	1,059,598	$2.86	billion
June 1 through June 30	184,203	$275.98	181,300	$2.81	billion
Total	2,402,265	$253.72	2,254,236
(1)This column represents open market share repurchases and the surrender to Chubb of Common Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and to cover the cost of the exercise of options by employees through stock swaps.
(2)The aggregate value of shares purchased in the three months ended June 30, 2024 as part of the publicly announced plan was $570 million. Refer to Note 13 to the Consolidated Financial Statements for more information on the Chubb Limited securities repurchase authorizations.
(3)For the period July 1, 2024, through July 25, 2024, we repurchased 175,465 Common Shares for a total of $45 million in a series of open market transactions. As of July 25, 2024, $2.76 billion in share repurchase authorization remained.

ITEM 5. Other Information
On May 31, 2024, John J. Lupica, Executive Chairman of North America Insurance, adopted a "Rule 10b5-1 trading arrangement" as defined in Item 408 of SEC Regulation S-K. The arrangement is scheduled to expire on May 31, 2025, subject to earlier termination in accordance with its terms. The aggregate number of Chubb common shares authorized to be sold pursuant to the trading arrangement is 15,000.
During the three months ended June 30, 2024, no other director or officer of Chubb (as defined in Rule 16a-1(f) under the Exchange Act) informed us of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408 of SEC Regulation S-K.

ITEM 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
3.1	Articles of Association of the Company, as amended and restated	8-K	3.1	May 16, 2024

3.2	Organizational Regulations of the Company, as amended	10-K	3.2	February 24, 2023

4.1	Articles of Association of the Company, as amended and restated	8-K	4.1	May 16, 2024

4.2	Organizational Regulations of the Company, as amended	10-K	4.2	February 24, 2023

10.1*	Chubb Deferred Stock Unit Plan, as amended and restated				X

10.2*	Chubb Limited Employee Stock Purchase Plan, as amended and restated	8-K	10.1	May 16, 2024

22.1	Guaranteed Securities				X

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

101.1
The following financial information from Chubb Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL:
(i) Consolidated Balance Sheets at June 30, 2024, and December 31, 2023; (ii) Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2024 and 2023; (iii) Consolidated Statements of Shareholders’ Equity for the three and six months ended June 30, 2024 and 2023; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023; and (v) Notes to Consolidated Financial Statements
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

CHUBB LIMITED
(Registrant)

July 26, 2024	/s/ Evan G. Greenberg
Evan G. Greenberg
Chairman and Chief Executive Officer

July 26, 2024	/s/ Peter C. Enns
Peter C. Enns
Executive Vice President and Chief Financial Officer