Form 10-Q
period 2024-09-30
Chubb Ltd
filed 2024-10-30
CIK 896159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2024
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
Yes  ☐                                               No  ☑
The number of registrant’s Common Shares (CHF 0.50 par value) outstanding as of October 23, 2024 was 403,097,997.

CHUBB LIMITED
INDEX TO FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements
CONSOLIDATED BALANCE SHEETS (Unaudited)
Chubb Limited and Subsidiaries

	September 30	December 31
(in millions of U.S. dollars, except share and per share data)	2024	2023
Assets
Investments
Short-term investments, at fair value (amortized cost – $4,378 and $4,551) (includes variable interest entities (VIE) balances of $196 and $217)	$4,375	$4,551
Fixed maturities available-for-sale, at fair value, net of valuation allowance - $75 and $156 (amortized cost – $119,441 and $111,128)	117,265	106,571
Private debt held-for-investment, at amortized cost, net of valuation allowance - $5 and $4	2,619	2,553
Equity securities, at fair value (includes VIE balances of $1,362 and $1,078)	4,404	3,455
Private equities (includes VIE balances of $22 and $21)	14,405	14,078
Other investments (includes VIE balances of $4,243 and $3,773)	8,155	5,527
Total investments	151,223	136,735
Cash, including restricted cash $153 and $172 (includes VIE balances of $142 and $117)	2,678	2,621
Securities lending collateral	1,927	1,299
Accrued investment income	1,165	1,086
Insurance and reinsurance balances receivable, net of valuation allowance - $58 and $53	15,709	13,379
Reinsurance recoverable on losses and loss expenses, net of valuation allowance - $388 and $367	19,606	19,952
Reinsurance recoverable on policy benefits	292	280
Deferred policy acquisition costs	8,249	7,152
Value of business acquired	3,452	3,674
Goodwill	19,990	19,686
Other intangible assets	6,594	6,775
Deferred tax assets	1,567	1,741
Prepaid reinsurance premiums	3,648	3,221
Separate account assets	5,996	5,573
Other assets (includes VIE balances of $19 and $33)	8,461	7,508
Total assets	$250,557	$230,682
Liabilities
Unpaid losses and loss expenses	$84,326	$80,122
Unearned premiums	24,498	22,051
Future policy benefits	16,003	13,888
Market risk benefits	748	771
Policyholders' account balances	8,136	7,462
Separate account liabilities	5,996	5,573
Insurance and reinsurance balances payable	8,696	8,302
Securities lending payable	1,927	1,299
Accounts payable, accrued expenses, and other liabilities (includes VIE balances of $137 and $18)	8,967	8,332
Deferred tax liabilities	1,652	1,555
Repurchase agreements (includes VIE balances of $810 and $1,009)	3,048	2,833
Short-term debt	1,571	1,460
Long-term debt	14,560	13,035
Trust preferred securities	309	308
Total liabilities	180,437	166,991
Commitments and contingencies (refer to Note 13)
Shareholders’ equity
Common Shares (CHF 0.50 par value; 419,625,986 and 431,451,586 shares issued; 403,033,421 and 405,269,637 shares outstanding)	235	241
Common Shares in treasury (16,592,565 and 26,181,949 shares)	(2,837)	(4,400)
Additional paid-in capital	14,643	15,665
Retained earnings	58,986	54,810
Accumulated other comprehensive income (loss) (AOCI)	(5,270)	(6,809)
Total Chubb shareholders’ equity	65,757	59,507
Noncontrolling interests (includes VIE balances of $3,445 and $2,705)	4,363	4,184
Total shareholders' equity	70,120	63,691
Total liabilities and shareholders’ equity	$250,557	$230,682
See accompanying notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars, except per share data)	2024	2023	2024	2023
Revenues
Net premiums written	$13,829	$13,104	$39,410	$35,765
Increase in unearned premiums	(456)	(430)	(2,162)	(1,950)
Net premiums earned	13,373	12,674	37,248	33,815
Net investment income	1,508	1,314	4,367	3,566
Net realized gains (losses)	198	(103)	201	(484)
Market risk benefits gains (losses)	(230)	(32)	(238)	(154)
Total revenues	14,849	13,853	41,578	36,743
Expenses
Losses and loss expenses	7,383	7,106	19,541	17,937
Policy benefits (includes remeasurement gains of $26, $25, $4 and $21)	1,099	938	3,498	2,565
Policy acquisition costs	2,324	2,178	6,757	6,142
Administrative expenses	1,094	1,060	3,258	2,959
Interest expense	192	174	552	499
Other (income) expense	(325)	(154)	(626)	(550)
Amortization of purchased intangibles	81	84	241	226
Integration expenses	7	14	21	51
Total expenses	11,855	11,400	33,242	29,829
Income before income tax	2,994	2,453	8,336	6,914
Income tax expense	504	413	1,336	1,189
Net income	$2,490	$2,040	$7,000	$5,725
Net income (loss) attributable to noncontrolling interests	166	(3)	303	(3)
Net income attributable to Chubb	$2,324	$2,043	$6,697	$5,728
Other comprehensive income (loss)
Change in:
Unrealized appreciation (depreciation)	$3,459	$(2,170)	$2,293	$(1,578)
Current discount rate on future policy benefits	(672)	683	(672)	497
Instrument-specific credit risk on market risk benefits	(8)	(5)	2	3
Cumulative foreign currency translation adjustment	445	(317)	(5)	(279)
Other, including postretirement benefit liability adjustment	(19)	37	(17)	52
Other comprehensive income (loss), before income tax	3,205	(1,772)	1,601	(1,305)
Income tax expense related to OCI items	(150)	—	(112)	(104)
Other comprehensive income (loss)	3,055	(1,772)	1,489	(1,409)
Comprehensive income	5,545	268	8,489	4,316
Comprehensive income (loss) attributable to noncontrolling interests	187	(79)	253	(79)
Comprehensive income attributable to Chubb	$5,358	$347	$8,236	$4,395
Earnings per share
Basic earnings per share attributable to Chubb	$5.75	$4.99	$16.55	$13.90
Diluted earnings per share attributable to Chubb	$5.70	$4.95	$16.38	$13.79
See accompanying notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2024	2023	2024	2023
Common Shares
Balance – beginning of period	$235	$241	$241	$10,346
Par value reduction	—	—	—	(9,759)
Cancellation of treasury shares	—	—	(6)	(346)
Balance – end of period	235	241	235	241
Common Shares in treasury
Balance – beginning of period	(2,481)	(3,174)	(4,400)	(5,113)
Common Shares repurchased	(413)	(606)	(1,299)	(1,758)
Cancellation of treasury shares	—	—	2,527	2,869
Net shares issued under employee share-based compensation plans	57	33	335	255
Balance – end of period	(2,837)	(3,747)	(2,837)	(3,747)
Additional paid-in capital
Balance – beginning of period	14,926	16,163	15,665	7,166
Net shares redeemed (issued) under employee share-based compensation plans	3	3	(139)	(203)
Exercise of stock options	(3)	(2)	(22)	(15)
Share-based compensation expense	86	75	258	230
Par value reduction	—	—	—	9,759
Net decrease due to acquisitions	—	—	(31)	—
Funding of dividends declared to Retained earnings	(369)	(352)	(1,088)	(1,050)
Balance – end of period	14,643	15,887	14,643	15,887
Retained earnings
Balance – beginning of period	56,662	49,467	54,810	48,305
Net income attributable to Chubb	2,324	2,043	6,697	5,728
Cancellation of treasury shares	—	—	(2,521)	(2,523)
Funding of dividends declared from Additional paid-in capital	369	352	1,088	1,050
Dividends declared on Common Shares	(369)	(352)	(1,088)	(1,050)
Balance – end of period	58,986	51,510	58,986	51,510
Accumulated other comprehensive income (loss) (AOCI)
Balance – beginning of period	(8,304)	(9,822)	(6,809)	(10,185)
Other comprehensive income (loss)	3,034	(1,696)	1,539	(1,333)
Balance – end of period	(5,270)	(11,518)	(5,270)	(11,518)
Total Chubb shareholders’ equity	$65,757	$52,373	$65,757	$52,373
Noncontrolling interests
Balance – beginning of period	$3,537	$—	$4,184	$—
Net increase (decrease) due to consolidation, deconsolidation, and other transactions	639	5,210	(68)	5,210
Net income (loss) attributable to noncontrolling interests	166	(3)	303	(3)
Other comprehensive income (loss) attributable to noncontrolling interests	21	(76)	(50)	(76)
Other	—	—	(6)	—
Balance – end of period	$4,363	$5,131	$4,363	$5,131
Total shareholders' equity	$70,120	$57,504	$70,120	$57,504
See accompanying notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Chubb Limited and Subsidiaries

	Nine Months Ended
	September 30
(in millions of U.S. dollars)	2024	2023
Cash flows from operating activities
Net income	$7,000	$5,725
Adjustments to reconcile net income to net cash flows from operating activities
Net realized (gains) losses	(201)	484
Market risk benefits (gains) losses	238	154
Amortization of premiums (discounts) on fixed maturities	(271)	(80)
Amortization of purchased intangibles	241	226
Equity in net income of partially-owned entities	(621)	(610)
Deferred income taxes	150	39
Unpaid losses and loss expenses	4,242	3,270
Unearned premiums	2,563	2,085
Future policy benefits	1,399	570
Insurance and reinsurance balances payable	433	23
Accounts payable, accrued expenses, and other liabilities	(175)	(392)
Income taxes	(129)	(6)
Insurance and reinsurance balances receivable	(2,468)	(1,618)
Reinsurance recoverable	312	(388)
Deferred policy acquisition costs	(1,142)	(832)
Net sales (purchases) of investments by consolidated investment products	(124)	—
Other	170	796
Net cash flows from operating activities	11,617	9,446
Cash flows from investing activities
Purchases of fixed maturities available-for-sale	(26,192)	(21,613)
Purchases of fixed maturities held-to-maturity	—	(208)
Purchases of equity securities	(2,608)	(968)
Sales of fixed maturities available-for-sale	8,829	11,293
Sales of equity securities	1,956	531
Maturities and redemptions of fixed maturities available-for-sale	7,735	5,107
Maturities and redemptions of fixed maturities held-to-maturity	—	708
Net change in short-term investments	158	484
Net derivative instruments settlements	(122)	(56)
Private equity contributions	(733)	(1,313)
Private equity distributions	1,044	938
Acquisition of subsidiaries (net of cash acquired)	(538)	216
Other	(978)	(553)
Net cash flows used for investing activities	(11,449)	(5,434)
Cash flows from financing activities
Dividends paid on Common Shares	(1,069)	(1,044)
Common Shares repurchased	(1,351)	(1,848)
Proceeds from issuance of long-term debt	2,297	—
Proceeds from issuance of repurchase agreements	3,950	3,778
Repayment of long-term debt	(700)	(475)
Repayment of repurchase agreements	(3,838)	(3,832)
Proceeds from share-based compensation plans	302	140
Policyholder contract deposits	818	415
Policyholder contract withdrawals	(534)	(269)
Third-party capital invested into consolidated investment products	1,409	—
Third-party capital distributed by consolidated investment products	(1,118)	—
Other	(228)	(190)
Net cash flows used for financing activities	(62)	(3,325)
Effect of foreign currency rate changes on cash and restricted cash	(49)	(36)
Net increase in cash and restricted cash	57	651
Cash and restricted cash – beginning of period	2,621	2,127
Cash and restricted cash – end of period	$2,678	$2,778
Supplemental cash flow information
Taxes paid	$1,307	$1,101
Interest paid	$415	$345
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

On July 1, 2023, Chubb discontinued equity method accounting for its investment in Huatai Group upon obtaining a controlling interest and applied consolidation accounting. Therefore, effective July 1, 2023, business activity for, and the financial position of, Huatai Group is reported at 100 percent on the Consolidated Financial Statements. At September 30, 2024, and December 31, 2023, our aggregate ownership interest in Huatai Group was approximately 85.5 percent and 76.5 percent, respectively. The relevant amounts attributable to shareholders other than Chubb are reflected in the Consolidated Financial Statements under the captions Noncontrolling interests, Net income (loss) attributable to noncontrolling interests, and Comprehensive income (loss) attributable to noncontrolling interests. Refer to Note 2 for additional information on the acquisition of Huatai Group.

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

b) New Accounting Pronouncements

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

2. Acquisitions

Healthy Paws
On May 31, 2024, we acquired the business of Healthy Paws Pet Insurance LLC, a managing general agent specializing in pet insurance, from Aon plc for approximately $300 million in cash. We recognized goodwill of $256 million and intangible assets of $44 million from this acquisition. Chubb has been the exclusive underwriter of Healthy Paws since 2013. The transaction positions Chubb to expand in a niche market with substantial growth potential. This business is assigned to the North America Commercial Insurance segment.

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

In the first quarter of 2024, we closed on incremental ownership interests of approximately 9.0 percent for $555 million, $319 million of which was paid prior to 2024, and $236 million of which was paid in 2024. Our aggregate ownership interest in Huatai Group was approximately 85.5 percent as of September 30, 2024. In the fourth quarter of 2024, we entered into an agreement to purchase approximately 1.0 percent of incremental ownership interests. Chubb has total outstanding agreements for approximately 1.6 percent of incremental ownership interests, pending completion of certain closing conditions.

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

The following table summarizes the results of the acquired Huatai Group operations that have been included within our Consolidated statements of operations for both the three and nine months ended September 30, 2023:

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

	Three Months Ended	Nine Months Ended
Pro forma:	September 30	September 30
(in millions of U.S. dollars)	2023	2023
Net premiums earned	$12,674	$34,605
Total revenues	$13,755	$37,589
Net income	$1,905	$5,595
Net income attributable to Chubb	$1,912	$5,587

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

3. Investments

a) Fixed maturities

September 30, 2024	Amortized Cost	Valuation Allowance	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
(in millions of U.S. dollars)
Available-for-sale
U.S. Treasury / Agency	$2,709	$—	$18	$(98)	$2,629
Non-U.S.	37,560	(23)	895	(931)	37,501
Corporate and asset-backed securities	47,588	(52)	736	(1,579)	46,693
Mortgage-backed securities	29,517	—	341	(1,384)	28,474
Municipal	2,067	—	18	(117)	1,968
	$119,441	$(75)	$2,008	$(4,109)	$117,265

December 31, 2023	Amortized Cost	Valuation Allowance	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
(in millions of U.S. dollars)
Available-for-sale
U.S. Treasury / Agency	$3,721	$—	$13	$(144)	$3,590
Non-U.S.	35,918	(49)	592	(1,297)	35,164
Corporate and asset-backed securities	44,695	(104)	390	(2,151)	42,830
Mortgage-backed securities	23,720	(3)	143	(1,802)	22,058
Municipal	3,074	—	10	(155)	2,929
	$111,128	$(156)	$1,148	$(5,549)	$106,571

The following table presents fixed maturities by contractual maturity:

	September 30, 2024		December 31, 2023
(in millions of U.S. dollars)	Net Carrying Value	Fair Value	Net Carrying Value	Fair Value
Available-for-sale
Due in 1 year or less	$4,536	$4,536	$4,729	$4,729
Due after 1 year through 5 years	35,739	35,739	33,573	33,573
Due after 5 years through 10 years	28,913	28,913	28,480	28,480
Due after 10 years	19,603	19,603	17,731	17,731
	88,791	88,791	84,513	84,513
Mortgage-backed securities	28,474	28,474	22,058	22,058
	$117,265	$117,265	$106,571	$106,571

Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

b) Gross unrealized loss
Fixed maturities in an unrealized loss position at September 30, 2024, and December 31, 2023, comprised both investment grade and below investment grade securities for which fair value declined, principally due to rising interest rates since the date of purchase. Refer to Note 1 f) in the 2023 Form 10-K for further information on factors considered in the evaluation of expected credit losses.

The following tables present, for available-for-sale (AFS) fixed maturities in an unrealized loss position (including securities on loan) that are not deemed to have expected credit losses, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	0 – 12 Months		Over 12 Months		Total
September 30, 2024	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. Treasury / Agency	$—	$—	$1,677	$(98)	$1,677	$(98)
Non-U.S.	1,706	(26)	13,628	(734)	15,334	(760)
Corporate and asset-backed securities	1,511	(13)	15,280	(959)	16,791	(972)
Mortgage-backed securities	664	(5)	13,684	(1,366)	14,348	(1,371)
Municipal	35	(1)	1,188	(114)	1,223	(115)
Total AFS fixed maturities	$3,916	$(45)	$45,457	$(3,271)	$49,373	$(3,316)

	0 – 12 Months		Over 12 Months		Total
December 31, 2023	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. Treasury / Agency	$463	$(9)	$2,504	$(135)	$2,967	$(144)
Non-U.S.	2,464	(43)	15,971	(957)	18,435	(1,000)
Corporate and asset-backed securities	2,866	(51)	20,334	(1,194)	23,200	(1,245)
Mortgage-backed securities	1,659	(58)	13,831	(1,706)	15,490	(1,764)
Municipal	1,117	(15)	1,310	(137)	2,427	(152)
Total AFS fixed maturities	$8,569	$(176)	$53,950	$(4,129)	$62,519	$(4,305)

At September 30, 2024, the tax benefit on certain unrealized losses in our investment portfolio was reduced by a valuation allowance of $157 million necessary due to limitations on the utilization of these losses. As part of evaluating whether it was more likely than not that we could realize these losses, we considered realized gains, carryback ability and available tax planning strategies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents a roll-forward of valuation allowance for expected credit losses on fixed maturities:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2024	2023	2024	2023
Available-for-sale
Valuation allowance for expected credit losses - beginning of period	$122	$193	$156	$169
Provision for expected credit loss	23	34	95	172
Write-offs charged against the expected credit loss	(1)	(1)	(6)	(5)
Recovery of expected credit loss	(69)	(68)	(170)	(178)
Valuation allowance for expected credit losses - end of period	$75	$158	$75	$158
Held-to-maturity
Valuation allowance for expected credit losses - beginning of period	$—	$—	$—	$34
Recovery of expected credit loss	—	—	—	(34)
Valuation allowance for expected credit losses - end of period	$—	$—	$—	$—
Private debt held-for-investment
Valuation allowance for expected credit losses - beginning of period	$5	$—	$4	$—
Provision for expected credit loss	—	—	2	—
Recovery of expected credit loss	—	—	(1)	—
Valuation allowance for expected credit losses - end of period	$5	$—	$5	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

c) Net realized gains (losses)

The following table presents the components of net realized gains (losses):

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2024	2023	2024	2023
Fixed maturities:
Gross realized gains	$21	$97	$73	$116
Gross realized losses	(91)	(184)	(338)	(456)
Other investments - Fixed maturities	152	(1)	452	(1)
Net (provision for) recovery of expected credit losses	48	34	80	44
Impairment (1)	(19)	(16)	(81)	(60)
Total fixed maturities	111	(70)	186	(357)
Equity securities	123	(100)	147	(61)
Private equities (less than 3 percent ownership)	(41)	40	39	75
Foreign exchange	(58)	(67)	(162)	(122)
Investment and embedded derivative instruments	66	9	6	(92)
Other derivative instruments	(2)	(7)	(7)	(6)
Other (2)	(1)	92	(8)	79
Net realized gains (losses) (pre-tax)	$198	$(103)	$201	$(484)
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

Realized gains and losses from Equity securities, Other investments and Private equities from the table above include sales of securities and unrealized gains and losses from fair value changes as follows:

						Three Months Ended
							September 30
				2024				2023
(in millions of U.S. dollars)	Equity Securities	Other Investments	Private Equities	Total	Equity Securities	Other Investments	Private Equities	Total
Net gains (losses) recognized during the period	$123	$152	$(41)	$234	$(100)	$(1)	$40	$(61)
Less: Net gains (losses) recognized from sales of securities	(6)	2	—	(4)	(45)	—	—	(45)
Unrealized gains (losses) recognized for securities still held at reporting date	$129	$150	$(41)	$238	$(55)	$(1)	$40	$(16)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

							Nine Months Ended
							September 30
				2024				2023
(in millions of U.S. dollars)	Equity Securities	Other Investments	Private Equities	Total	Equity Securities	Other Investments	Private Equities	Total
Net gains (losses) recognized during the period	$147	$452	$39	$638	$(61)	$(1)	$75	$13
Less: Net gains (losses) recognized from sales of securities	5	2	—	7	(48)	—	—	(48)
Unrealized gains (losses) recognized for securities still held at reporting date	$142	$450	$39	$631	$(13)	$(1)	$75	$61

d) Private equities
Private equities include investment funds and limited partnerships measured at fair value using net asset value (NAV) as a practical expedient. The following table presents, by investment category, the expected liquidation period, fair value, and maximum future funding commitments for private equities:

	Expected Liquidation Period of Underlying Assets	September 30, 2024		December 31, 2023
(in millions of U.S. dollars)		Fair Value	Maximum Future Funding Commitments	Fair Value	Maximum Future Funding Commitments
Financial	2 to 10 Years	$1,247	$316	$1,241	$364
Real assets	2 to 13 Years	2,006	588	2,137	445
Distressed	2 to 8 Years	1,257	822	1,206	936
Private credit	3 to 8 Years	316	288	331	298
Traditional	2 to 14 Years	9,307	4,767	8,873	4,167
Vintage	1 to 3 Years	59	—	72	—
Investment funds	Not Applicable	213	—	218	—
		$14,405	$6,781	$14,078	$6,210

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

e) Restricted assets
Chubb is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutory regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. Chubb is also required to restrict assets pledged under repurchase agreements, which represent Chubb's agreement to sell securities and repurchase them at a future date for a predetermined price. We use trust funds in certain large reinsurance transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit (LOC) requirements. We have investments in segregated portfolios primarily to provide collateral or guarantees for LOC and derivative transactions. Included in restricted assets at September 30, 2024, and December 31, 2023, are investments, primarily fixed maturities, totaling $19,536 million and $18,242 million, respectively, and cash of $153 million and $172 million, respectively.
The following table presents the components of restricted assets:

	September 30	December 31
(in millions of U.S. dollars)	2024	2023
Trust funds	$9,137	$8,482
Assets pledged under repurchase agreements	3,273	2,924
Deposits with U.S. regulatory authorities	2,565	2,544
Deposits with non-U.S. regulatory authorities and other	4,714	4,464
Total	$19,689	$18,414
f) Variable interest entities (VIEs)
Consolidated VIEs
Certain subsidiaries of Huatai Group are the investment manager of, and maintain investments in, sponsored investment products that are considered VIEs. We have determined that we are the primary beneficiary and consolidate these investment products if we hold at least 10 percent ownership. Refer to Note 1 g) of our 2023 Form 10-K for further information on our consolidation criteria. The assets of these VIEs are not available to our creditors, and the investors in these VIEs have no recourse to Chubb in excess of the assets contained within the VIEs. Our economic exposures are limited to our investments based on our ownership interest in these VIEs. Our total exposure to these consolidated investment products represents the value of our economic ownership interest.
Unconsolidated VIEs
We do not consolidate sponsored investment products where we have determined that we are not the primary beneficiary. The carrying value of these investments at September 30, 2024, and December 31, 2023, was $110 million and $153 million, respectively, and our maximum risk of loss approximates the carrying amount. These investments are classified within Equity securities on the Consolidated balance sheets.

4. Fair value measurements

a) Fair value hierarchy
Fair value of financial assets and financial liabilities is estimated based on the framework established in the fair value accounting guidance. The guidance defines fair value as the price to sell an asset or transfer a liability (an exit price) in an

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

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

Other derivative instruments
We maintain positions in exchange-traded equity futures contracts designed to limit exposure to a severe equity market decline, which would cause an increase in expected market risk benefits (MRB) claims, and therefore, an increase in MRB reserves. Our positions in exchange-traded equity futures contracts are classified within Level 1. The fair value of the majority of the remaining positions in other derivative instruments is based on significant observable inputs including equity security and interest rate indices. Accordingly, these are classified within Level 2. Other derivative instruments are recorded in either Other assets or Accounts payable, accrued expenses, and other liabilities in the Consolidated balance sheets. Chubb also maintains positions in convertible securities that contain embedded derivatives. Convertible securities are recorded in either Fixed maturities available-for-sale (FM AFS) or Equity securities (ES) and are classified as either Level 1 or Level 2 depending on the underlying investment.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Financial instruments measured at fair value on a recurring basis, by valuation hierarchy

September 30, 2024	Level 1	Level 2	Level 3	Total
(in millions of U.S. dollars)
Assets:
Fixed maturities available-for-sale
U.S. Treasury / Agency	$1,979	$650	$—	$2,629
Non-U.S.	—	36,862	639	37,501
Corporate and asset-backed securities	—	43,915	2,778	46,693
Mortgage-backed securities	—	28,428	46	28,474
Municipal	—	1,968	—	1,968
	1,979	111,823	3,463	117,265
Equity securities	4,286	—	118	4,404
Short-term investments	2,491	1,869	15	4,375
Other investments (1)	616	6,424	—	7,040
Securities lending collateral	—	1,927	—	1,927
Investment derivatives	42	—	—	42
Derivatives designated as hedging instruments	—	150	—	150
Separate account assets	5,919	77	—	5,996
Total assets measured at fair value (1)(2)	$15,333	$122,270	$3,596	$141,199
Liabilities:
Investment derivatives	$127	$—	$—	$127
Derivatives designated as hedging instruments	—	174	—	174
Other derivative instruments	25	5	—	30
Market risk benefits (3)	—	—	748	748
Total liabilities measured at fair value	$152	$179	$748	$1,079
(1)Excluded from the table above are other investments of $1,115 million, principally policy loans, measured using NAV as a practical expedient.
(2)Excluded from the table above are private equities of $14,405 million, measured using NAV as a practical expedient.
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

Three Months Ended September 30, 2024 (in millions of U.S. dollars)	Available-for-Sale Debt Securities			Equity securities	Short-term investments
	Non-U.S.	Corporate and asset- backed securities	Mortgage-backed securities

Balance, beginning of period	$632	$2,709	$20	$100	$12
Transfers out of Level 3	(1)	—	(14)	—	—
Change in Net Unrealized Gains (Losses) in OCI	10	16	—	—	(1)
Net Realized Gains (Losses)	(1)	(10)	—	7	—
Purchases	59	316	40	17	6
Sales	(18)	(69)	—	(6)	(1)
Settlements	(42)	(184)	—	—	(1)
Balance, end of period	$639	$2,778	$46	$118	$15
Net Realized Gains (Losses) Attributable to Changes in Fair Value at the Balance Sheet date	$—	$(8)	$—	$6	$—
Change in Net Unrealized Gains (Losses) included in OCI at the Balance Sheet date	$11	$12	$—	$—	$(1)

Three Months Ended September 30, 2023 (in millions of U.S. dollars)	Available-for-Sale Debt Securities			Equity securities	Short-term investments
	Non-U.S.	Corporate and asset- backed securities	Mortgage-backed securities

Balance, beginning of period	$649	$2,524	$10	$86	$3
Transfers out of Level 3	(22)	(10)	—	—	—
Change in Net Unrealized Gains (Losses) in OCI	(6)	6	—	—	—
Net Realized Gains (Losses)	(2)	(4)	—	—	—
Purchases	46	158	16	4	—
Sales	(17)	(40)	—	(5)	(1)
Settlements	(15)	(65)	(1)	—	—
Balance, end of period	$633	$2,569	$25	$85	$2
Net Realized Gains (Losses) Attributable to Changes in Fair Value at the Balance Sheet date	$(1)	$(4)	$—	$—	$—
Change in Net Unrealized Gains (Losses) included in OCI at the Balance Sheet date	$(8)	$4	$—	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Nine Months Ended September 30, 2024 (in millions of U.S. dollars)	Available-for-Sale Debt Securities			Equity securities	Short-term investments
	Non-U.S.	Corporate and asset- backed securities	Mortgage-backed securities

Balance, beginning of period	$692	$2,622	$7	$87	$3
Transfers into Level 3	1	5	—	—	—
Transfers out of Level 3	(7)	(3)	(14)	—	—
Change in Net Unrealized Gains (Losses) in OCI	18	26	—	—	(2)
Net Realized Gains (Losses)	(5)	(15)	—	6	—
Purchases	214	785	55	36	22
Sales	(69)	(176)	—	(11)	(1)
Settlements	(205)	(466)	(2)	—	(7)
Balance, end of period	$639	$2,778	$46	$118	$15
Net Realized Gains (Losses) Attributable to Changes in Fair Value at the Balance Sheet date	$(1)	$(10)	$—	$5	$—
Change in Net Unrealized Gains (Losses) included in OCI at the Balance Sheet date	$14	$17	$—	$—	$(2)

Nine Months Ended September 30, 2023 (in millions of U.S. dollars)	Available-for-Sale Debt Securities			Equity securities	Short-term investments
	Non-U.S.	Corporate and asset- backed securities	Mortgage-backed securities

Balance, beginning of period	$564	$2,449	$11	$90	$3
Transfers into Level 3	21	3	—	—	—
Transfers out of Level 3	(22)	(23)	—	—	—
Change in Net Unrealized Gains (Losses) in OCI	5	8	—	—	(1)
Net Realized Gains (Losses)	(3)	(7)	—	(6)	—
Purchases	151	481	16	15	3
Sales	(52)	(70)	—	(14)	(3)
Settlements	(31)	(272)	(2)	—	—
Balance, end of period	$633	$2,569	$25	$85	$2
Net Realized Gains (Losses) Attributable to Changes in Fair Value at the Balance Sheet date	$(1)	$(6)	$—	$(6)	$—
Change in Net Unrealized Gains (Losses) included in OCI at the Balance Sheet date	$1	$2	$—	$—	$—
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following tables present fair value, by valuation hierarchy, and carrying value of the financial instruments not measured at fair value:

September 30, 2024	Fair Value				Net Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Private debt held-for-investment	$—	$—	$2,650	$2,650	$2,619
Total assets	$—	$—	$2,650	$2,650	$2,619
Liabilities:
Repurchase agreements	$—	$3,048	$—	$3,048	$3,048
Short-term debt	—	1,560	—	1,560	1,571
Long-term debt	—	13,645	—	13,645	14,560
Trust preferred securities	—	377	—	377	309
Total liabilities	$—	$18,630	$—	$18,630	$19,488

December 31, 2023	Fair Value				Net Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Private debt held-for-investment	$—	$—	$2,560	$2,560	$2,553
Total assets	$—	$—	$2,560	$2,560	$2,553
Liabilities:
Repurchase agreements	$—	$2,833	$—	$2,833	$2,833
Short-term debt	—	1,431	—	1,431	1,460
Long-term debt	—	11,924	—	11,924	13,035
Trust preferred securities	—	365	—	365	308
Total liabilities	$—	$16,553	$—	$16,553	$17,636

5. Reinsurance

Reinsurance recoverable on ceded reinsurance

	September 30, 2024		December 31, 2023
(in millions of U.S. dollars)	Net Reinsurance Recoverable (1)	Valuation allowance	Net Reinsurance Recoverable (1)	Valuation allowance
Reinsurance recoverable on unpaid losses and loss expenses	$17,631	$307	$17,884	$285
Reinsurance recoverable on paid losses and loss expenses	1,975	81	2,068	82
Reinsurance recoverable on losses and loss expenses	$19,606	$388	$19,952	$367
Reinsurance recoverable on policy benefits	$292	$—	$280	$—
(1)Net of valuation allowance for uncollectible reinsurance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents a roll-forward of valuation allowance for uncollectible reinsurance related to Reinsurance recoverable on losses and loss expenses:

	Nine Months Ended
	September 30
(in millions of U.S. dollars)	2024	2023
Valuation allowance for uncollectible reinsurance - beginning of period	$367	$351
Provision for uncollectible reinsurance	24	27
Write-offs charged against the valuation allowance	(4)	(8)
Foreign exchange revaluation	1	—
Valuation allowance for uncollectible reinsurance - end of period	$388	$370
For additional information, refer to Note 1 e) to the Consolidated Financial Statements of our 2023 Form 10-K.

6. Deferred policy acquisition costs

The following tables present a roll-forward of deferred policy acquisition costs on long-duration contracts included in the Life Insurance segment:

	Nine Months Ended September 30, 2024
(in millions of U.S. dollars)	Term Life	Universal Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$402	$674	$534	$1,301	$274	$3,185
Capitalizations	149	109	276	467	53	1,054
Amortization expense	(89)	(60)	(27)	(132)	(20)	(328)
Other (including foreign exchange)	(1)	(2)	2	(8)	(3)	(12)
Balance – end of period	$461	$721	$785	$1,628	$304	$3,899
Overseas General Insurance segment excluded from table						615
Total deferred policy acquisition costs on long-duration contracts						$4,514
Deferred policy acquisition costs on short-duration contracts						3,735
Total deferred policy acquisition costs						$8,249

	Nine Months Ended September 30, 2023
(in millions of U.S. dollars)	Term Life	Universal Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$324	$639	$392	$891	$268	$2,514
Capitalizations	131	85	103	396	27	742
Amortization expense	(76)	(55)	(18)	(98)	(19)	(266)
Other (including foreign exchange)	(2)	(18)	3	(19)	(2)	(38)
Balance – end of period	$377	$651	$480	$1,170	$274	$2,952
Overseas General Insurance segment excluded from table						621
Total deferred policy acquisition costs on long-duration contracts						$3,573
Deferred policy acquisition costs on short-duration contracts						3,283
Total deferred policy acquisition costs						$6,856

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

7. Goodwill

The following table presents a roll-forward of Goodwill by segment:

(in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Chubb Consolidated
Balance at December 31, 2023	$6,946	$2,231	$134	$5,262	$371	$4,742	$19,686
Acquisition of Healthy Paws	256	—	—	—	—	—	256
Measurement-period adjustments	—	—	—	—	—	65	65
Foreign exchange revaluation	(2)	(1)	—	(43)	—	29	(17)
Balance at September 30, 2024 (1)	$7,200	$2,230	$134	$5,219	$371	$4,836	$19,990
(1)Includes $509 million attributable to noncontrolling interests.

8. Unpaid losses and loss expenses

The following table presents a reconciliation of beginning and ending Unpaid losses and loss expenses:

	Nine Months Ended
	September 30
(in millions of U.S. dollars)	2024	2023
Gross unpaid losses and loss expenses – beginning of period	$80,122	$75,747
Reinsurance recoverable on unpaid losses and loss expenses – beginning of period (1)	(17,884)	(17,086)
Net unpaid losses and loss expenses – beginning of period	62,238	58,661
Net losses and loss expenses incurred in respect of losses occurring in:
Current year	20,302	18,604
Prior years (2)	(761)	(667)
Total	19,541	17,937
Net losses and loss expenses paid in respect of losses occurring in:
Current year	5,005	4,853
Prior years	10,074	10,158
Total	15,079	15,011
Consolidation of Huatai Group	—	405
Foreign currency revaluation and other	(5)	(95)
Net unpaid losses and loss expenses – end of period	66,695	61,897
Reinsurance recoverable on unpaid losses and loss expenses (1)	17,631	17,808
Gross unpaid losses and loss expenses – end of period	$84,326	$79,705
(1)    Net of valuation allowance for uncollectible reinsurance.
(2)    Relates to prior period loss reserve development only and excludes prior period development related to reinstatement premiums, expense adjustments, earned premiums, and A&H long-duration lines totaling $118 million and $71 million for the nine months ended September 30, 2024 and 2023, respectively.

Net unpaid losses and loss expenses increased $4,457 million for the nine months ended September 30, 2024, principally reflecting underlying exposure growth, net catastrophe losses, and the impact of a reinsurance commutation in connection with a large structured transaction during the first quarter, partially offset by the impact of favorable prior period development. The increase in net unpaid losses also reflected seasonality in our crop insurance business.

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

	Three Months Ended September 30			Nine Months Ended September 30
(in millions of U.S. dollars)	Long-tail	Short-tail	Total	Long-tail	Short-tail	Total
2024
North America Commercial P&C Insurance	$125	$(164)	$(39)	$79	$(310)	$(231)
North America Personal P&C Insurance	—	(189)	(189)	—	(305)	(305)
North America Agricultural Insurance	—	(6)	(6)	—	(34)	(34)
Overseas General Insurance	(61)	1	(60)	(26)	(184)	(210)
Global Reinsurance	(5)	—	(5)	—	(20)	(20)
Corporate	55	—	55	157	—	157
Total	$114	$(358)	$(244)	$210	$(853)	$(643)
2023
North America Commercial P&C Insurance	$107	$(191)	$(84)	$(23)	$(279)	$(302)
North America Personal P&C Insurance	—	(119)	(119)	—	(135)	(135)
North America Agricultural Insurance	—	(9)	(9)	—	(12)	(12)
Overseas General Insurance	(52)	3	(49)	(52)	(201)	(253)
Global Reinsurance	—	—	—	7	(32)	(25)
Corporate	61	—	61	131	—	131
Total	$116	$(316)	$(200)	$63	$(659)	$(596)
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

North America Commercial P&C Insurance. Net favorable development for the three and nine months ended September 30, 2024, included $164 million and $310 million, respectively, from short-tail lines, primarily property and marine, driven by lower-than-expected loss development in the most recent accident years. The nine months ended September 30, 2024, also included favorable development from surety lines, due to lower-than-expected loss development. Long-tail lines experienced adverse development of $125 million and $79 million for the three and nine months ended September 30, 2024, respectively, which was the net of adverse development in casualty lines, predominantly commercial excess and umbrella and commercial auto liability, due to higher-than-expected loss development, partially offset by favorable development in workers' compensation due to lower-than-expected loss experience and our annual assessment of multi-claimant events, including industrial accidents.

Net favorable development for the three and nine months ended September 30, 2023, included $191 million and $279 million, respectively, from short-tail lines, primarily property and marine lines, mainly due to net lower-than-expected loss development impacting the most recent accident years. Development for the nine months ended September 30, 2023, also included favorable development in surety lines, due to lower-than-expected loss development.

Net adverse development of $107 million for the three months ended September 30, 2023, from long-tail lines included adverse development in casualty lines, predominantly commercial excess and umbrella lines, driven by higher-than-expected loss development, principally related to automobile exposures, partially offset by favorable development in workers' compensation due to lower-than-expected loss experience. Long-tail lines experienced net favorable development of $23 million for the nine months ended September 30, 2023, driven by workers’ compensation lines due to lower-than-expected loss development and our annual assessment of multi-claimant events, including industrial accidents, partially offset by adverse development in commercial excess and umbrella lines and commercial auto liability, both driven by higher-than-expected loss experience.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

North America Personal P&C Insurance. Net favorable development for the three and nine months ended September 30, 2024 and 2023, was predominantly in homeowners, mainly due to lower-than-expected loss experience in the most recent accident years.

Overseas General Insurance. Net favorable development for the three months ended September 30, 2024, included $61 million from long-tail lines, primarily financial lines due to favorable loss emergence in accident years 2019 and 2020. Net favorable development for the nine months ended September 30, 2024, included $184 million from short-tail lines, primarily property and marine lines.

Net favorable development for the three and nine months ended September 30, 2023, included $52 million from long-tail lines, primarily financial lines due to favorable loss emergence in accident years 2019 and prior, partially offset by net adverse development in political risks. Net favorable development for the nine months ended September 30, 2023, included $201 million from short-tail lines, primarily property and marine, and A&H lines.

Corporate. Net adverse development for the three months ended September 30, 2024 and 2023, included adverse development resulting from our annual review of environmental liabilities. Net adverse development for the nine months ended September 30, 2024 and 2023, also included adverse development for molestation-related claims development.

9. Future policy benefits

The following tables present a roll-forward of the liability for future policy benefits included in the Life Insurance segment:

Present Value of Expected Net Premiums	Nine Months Ended September 30, 2024
(in millions of U.S. dollars)	Term Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$1,590	$3,950	$10,432	$64	$16,036
Beginning balance at original discount rate	1,992	3,945	10,692	64	16,693
Effect of changes in cash flow assumptions	(140)	160	394	(4)	410
Effect of actual variances from expected experience	6	9	(126)	(1)	(112)
Adjusted beginning of period balance	1,858	4,114	10,960	59	16,991
Issuances	161	942	1,717	53	2,873
Interest accrual	45	91	424	3	563
Net premiums collected (1)	(183)	(852)	(1,105)	(27)	(2,167)
Other (including foreign exchange)	(10)	14	(158)	14	(140)
Ending balance at original discount rate	1,871	4,309	11,838	102	18,120
Effect of changes in discount rate assumptions	(287)	94	136	1	(56)
Balance – end of period	$1,584	$4,403	$11,974	$103	$18,064
(1)Net premiums collected represent the portion of gross premiums collected from policyholders that is used to fund expected benefit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Present Value of Expected Future Policy Benefits	Nine Months Ended September 30, 2024
(in millions of U.S. dollars)	Term Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$2,254	$10,063	$14,650	$495	$27,462
Beginning balance at original discount rate	2,749	9,991	15,071	492	28,303
Effect of changes in cash flow assumptions	(137)	181	348	(5)	387
Effect of actual variances from expected experience	13	21	(127)	—	(93)
Adjusted beginning of period balance	2,625	10,193	15,292	487	28,597
Issuances	161	942	1,717	53	2,873
Interest accrual	59	240	519	11	829
Benefits payments	(173)	(260)	(1,186)	(14)	(1,633)
Other (including foreign exchange)	27	55	(188)	41	(65)
Ending balance at original discount rate	2,699	11,170	16,154	578	30,601
Effect of changes in discount rate assumptions	(390)	739	65	41	455
Balance – end of period	$2,309	$11,909	$16,219	$619	$31,056

Liability for Future Policy Benefits, Life Insurance Segment	September 30, 2024
(in millions of U.S. dollars)	Term Life	Whole Life	A&H	Other	Total
Net liability for future policy benefits	$725	$7,506	$4,245	$516	$12,992
Deferred profit liability	276	1,120	194	32	1,622
Net liability for future policy benefits, before reinsurance recoverable	1,001	8,626	4,439	548	14,614
Less: Reinsurance recoverable on future policy benefits	109	45	112	—	266
Net liability for future policy benefits, after reinsurance recoverable	$892	$8,581	$4,327	$548	$14,348
Weighted average duration (years)	10.2	27.8	9.8	17.6	21.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Present Value of Expected Net Premiums	Nine Months Ended September 30, 2023
(in millions of U.S. dollars)	Term Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$1,806	$2,308	$10,711	$42	$14,867
Beginning balance at original discount rate	1,867	2,361	11,258	43	15,529
Effect of changes in cash flow assumptions	36	40	(813)	2	(735)
Effect of actual variances from expected experience	(15)	77	(170)	(1)	(109)
Adjusted beginning of period balance	1,888	2,478	10,275	44	14,685
Consolidation of Huatai Group	3	1,690	145	12	1,850
Issuances	90	223	1,026	5	1,344
Interest accrual	45	62	421	1	529
Net premiums collected (1)	(127)	(376)	(998)	(15)	(1,516)
Other (including foreign exchange)	78	(72)	(592)	(1)	(587)
Ending balance at original discount rate	1,977	4,005	10,277	46	16,305
Effect of changes in discount rate assumptions	(69)	(62)	(496)	(1)	(628)
Balance – end of period	$1,908	$3,943	$9,781	$45	$15,677
(1)Net premiums collected represent the portion of gross premiums collected from policyholders that is used to fund expected benefit.

Present Value of Expected Future Policy Benefits	Nine Months Ended September 30, 2023
(in millions of U.S. dollars)	Term Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$2,321	$5,696	$15,038	$269	$23,324
Beginning balance at original discount rate	2,447	5,874	15,855	280	24,456
Effect of changes in cash flow assumptions	32	44	(849)	3	(770)
Effect of actual variances from expected experience	(12)	86	(168)	(1)	(95)
Adjusted beginning of period balance	2,467	6,004	14,838	282	23,591
Consolidation of Huatai Group	17	3,659	163	233	4,072
Issuances	90	223	1,026	5	1,344
Interest accrual	54	176	514	6	750
Benefit payments	(120)	(212)	(1,064)	(9)	(1,405)
Other (including foreign exchange)	227	30	(1,062)	154	(651)
Ending balance at original discount rate	2,735	9,880	14,415	671	27,701
Effect of changes in discount rate assumptions	(149)	(274)	(790)	(11)	(1,224)
Balance – end of period	$2,586	$9,606	$13,625	$660	$26,477

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Liability for Future Policy Benefits, Life Insurance Segment	September 30, 2023
(in millions of U.S. dollars)	Term Life	Whole Life	A&H	Other	Total
Net liability for future policy benefits	$678	$5,663	$3,844	$615	$10,800
Deferred profit liability	244	709	156	14	1,123
Net liability for future policy benefits, before reinsurance recoverable	922	6,372	4,000	629	11,923
Less: Reinsurance recoverable on future policy benefits	111	47	103	21	282
Net liability for future policy benefits, after reinsurance recoverable	$811	$6,325	$3,897	$608	$11,641
Weighted average duration (years)	10.2	26.5	10.3	15.1	19.6

The following table presents a reconciliation of the roll-forwards above to the Future policy benefits liability presented in the Consolidated balance sheets.

	September 30
(in millions of U.S. dollars)	2024	2023
Net liability for future policy benefits, Life Insurance segment	$12,992	$10,800
Other (1)	1,389	1,186
Deferred profit liability	1,622	1,123
Liability for future policy benefits, per consolidated balance sheet	$16,003	$13,109
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents the amount of undiscounted and discounted expected gross premiums and expected future policy benefit payments included in the Life Insurance segment:

	September 30	September 30
(in millions of U.S. dollars)	2024	2023
Term Life
Undiscounted expected future benefit payments	$4,188	$4,043
Undiscounted expected future gross premiums	6,669	6,588
Discounted expected future benefit payments	2,309	2,586
Discounted expected future gross premiums	4,504	3,741
Whole Life
Undiscounted expected future benefit payments	28,111	23,454
Undiscounted expected future gross premiums	10,363	9,478
Discounted expected future benefit payments	11,909	9,606
Discounted expected future gross premiums	8,404	7,654
A&H
Undiscounted expected future benefit payments	27,423	23,914
Undiscounted expected future gross premiums	40,183	35,029
Discounted expected future benefit payments	16,219	13,625
Discounted expected future gross premiums	23,655	21,241
Other
Undiscounted expected future benefit payments	1,046	774
Undiscounted expected future gross premiums	200	104
Discounted expected future benefit payments	619	660
Discounted expected future gross premiums	$177	$92

The following table presents the amount of revenue and interest recognized in the Consolidated statements of operations for the Life Insurance segment:

	Gross Premiums or Assessments		Interest Accretion
	Nine Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2024	2023	2024	2023
Life Insurance
Term Life	$509	$484	$14	$9
Whole Life	1,504	864	149	114
A&H	2,250	2,182	95	93
Other	42	28	8	5
Total	$4,305	$3,558	$266	$221

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents the weighted-average interest rates for the Life Insurance segment:

	Interest Accretion Rate		Current Discount Rate
	September 30		September 30
	2024	2023	2024	2023
Life Insurance
Term Life	3.0%	2.9%	5.2%	6.0%
Whole Life	3.2%	3.2%	4.1%	4.7%
A&H	3.8%	3.7%	5.8%	6.7%
Other	2.7%	2.6%	3.8%	4.3%

10. Policyholders' account balances, Separate accounts, and Unearned revenue liabilities

Policyholders' account balances
The following tables present a roll-forward of policyholders' account balances:

	Nine Months Ended September 30, 2024
(in millions of U.S. dollars)	Universal Life	Annuities (2)	Other (3)	Total
Balance – beginning of period	$1,876	$2,411	$2,502	$6,789
Premiums received	204	294	320	818
Policy charges (1)	(98)	—	(7)	(105)
Surrenders and withdrawals	(95)	(30)	(202)	(327)
Benefit payments (4)	(59)	(116)	(40)	(215)
Interest credited	38	29	41	108
Other (including foreign exchange)	3	20	(223)	(200)
Balance – end of period	$1,869	$2,608	$2,391	$6,868
Unearned revenue liability				712
Other				556
Policyholders' account liability, per consolidated balance sheet				$8,136
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	Nine Months Ended September 30, 2023
(in millions of U.S. dollars)	Universal Life	Annuities (2)	Other (3)	Total
Balance – beginning of period	$1,199	$—	$1,374	$2,573
Consolidation of Huatai Group	602	2,325	1,087	4,014
Premiums received	174	79	165	418
Policy charges (1)	(96)	—	(8)	(104)
Surrenders and withdrawals	(62)	(8)	(113)	(183)
Benefit payments (4)	(6)	(38)	(43)	(87)
Interest credited	30	16	22	68
Other (including foreign exchange)	(56)	(34)	(35)	(125)
Balance – end of period	$1,785	$2,340	$2,449	$6,574
Unearned revenue liability				604
Policyholders' account liability, per consolidated balance sheet				$7,178
(1)Contracts included in the policyholder account balances are generally charged a premium and/or monthly assessments on the basis of the account balance.
(2)Relates to Huatai Life.
(3)Primarily comprises policyholder account balances related to investment linked products including endowment and investment contracts, none of which bear significant insurance risk.
(4)Includes benefit payments upon maturity as well as death benefits.

	September 30
	2024			2023
(in millions of U.S. dollars, except for percentages)	Universal Life	Annuities	Other	Universal Life	Annuities	Other
Weighted-average crediting rate	2.7%	1.6%	2.7%	3.1%	2.7%	1.2%
Net amount at risk (1)	$12,648	$—	$440	$11,705	$—	$576
Cash Surrender Value	$1,699	$1,691	$2,091	$1,573	$1,474	$2,173
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

The following tables present the balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimum:

Universal Life

	September 30, 2024
(in millions of U.S. dollars)	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Guaranteed minimum crediting rates
Up to 2.00%	$464	$—	$47	$92	$603
2.01% – 4.00%	249	371	633	—	1,253
Greater than 4.00%	13	—	—	—	13
Total	$726	$371	$680	$92	$1,869

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	September 30, 2023
(in millions of U.S. dollars)	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Guaranteed minimum crediting rates
Up to 2.00%	$421	$—	$30	$11	$462
2.01% – 4.00%	80	330	559	333	1,302
Greater than 4.00%	21	—	—	—	21
Total	$522	$330	$589	$344	$1,785

Annuities

	September 30, 2024
(in millions of U.S. dollars)	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Guaranteed minimum crediting rates
Up to 2.00%	$72	$—	$1,645	$47	$1,764
2.01% – 4.00%	844	—	—	—	844
Greater than 4.00%	—	—	—	—	—
Total	$916	$—	$1,645	$47	$2,608

	September 30, 2023
(in millions of U.S. dollars)	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Guaranteed minimum crediting rates
Up to 2.00%	$693	$—	$1,543	$—	$2,236
2.01% – 4.00%	104	—	—	—	104
Greater than 4.00%	—	—	—	—	—
Total	$797	$—	$1,543	$—	$2,340

Other policyholders' account balances

	September 30, 2024
(in millions of U.S. dollars)	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Guaranteed minimum crediting rates
Up to 2.00%	$349	$2	$214	$459	$1,024
2.01% – 4.00%	1,317	50	—	—	1,367
Greater than 4.00%	—	—	—	—	—
Total	$1,666	$52	$214	$459	$2,391

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	September 30, 2023
(in millions of U.S. dollars)	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Guaranteed minimum crediting rates
Up to 2.00%	$738	$—	$230	$545	$1,513
2.01% – 4.00%	373	531	27	—	931
Greater than 4.00%	5	—	—	—	5
Total	$1,116	$531	$257	$545	$2,449

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

The following table presents the aggregate fair value of Separate account assets, by major security type:

	September 30	September 30
(in millions of U.S. dollars)	2024	2023
Cash and cash equivalents	$75	$88
Mutual funds	5,844	5,129
Fixed maturities	77	89
Total	$5,996	$5,306

The following table presents a roll-forward of separate account liabilities:

	Nine Months Ended
	September 30
(in millions of U.S. dollars)	2024	2023
Balance – beginning of period	$5,573	$5,190
Premiums and deposits	945	724
Policy charges	(118)	(103)
Surrenders and withdrawals	(666)	(407)
Benefit payments	(320)	(291)
Investment performance	625	382
Other (including foreign exchange)	(43)	(189)
Balance – end of period	$5,996	$5,306
Cash surrender value (1)	$5,790	$5,285
(1)Cash surrender value represents the amount of the policyholders account balances distributable at the balance sheet date less certain surrender charges.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

balances and separate accounts are recorded in Policyholders' account balances in the Consolidated balance sheets. The following table presents a roll-forward of unearned revenue liabilities:

	Nine Months Ended
	September 30
(in millions of U.S. dollars)	2024	2023
Balance – beginning of period	$673	$567
Deferred revenue	106	96
Amortization	(54)	(44)
Other (including foreign exchange)	(13)	(15)
Balance – end of period	$712	$604

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

11. Market risk benefits

Our reinsurance programs covering variable annuity guarantees, comprising guaranteed living benefits (GLB) and guaranteed minimum death benefits (GMDB), meet the definition of Market risk benefits (MRB). The following table presents a roll-forward of MRB:

	Nine Months Ended September 30
(in millions of U.S. dollars)	2024	2023
Balance – beginning of period	$771	$800
Balance, beginning of period, before effect of changes in the instrument-specific credit risk	749	776
Interest rate changes	10	(117)
Effect of changes in equity markets	(147)	(69)
Effect of changes in volatilities	9	51
Actual policyholder behavior different from expected behavior	55	16
Effect of changes in future expected policyholder behavior	87	89
Effect of timing and all other	(34)	3
Balance, end of period, before effect of changes in the instrument-specific credit risk	$729	$749
Effect of changes in the instrument-specific credit risk	19	21
Balance – end of period	$748	$770
Weighted-average age of policyholders (years)	74	73
Net amount at risk (1)	$1,595	$2,138
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

Excluded from the table above are MRB losses of $258 million and $181 million for the nine months ended September 30, 2024 and 2023, respectively, reported in the Consolidated statements of operations, relating to the market risk benefits' economic hedge and other net cash flows. There is no reinsurance recoverable associated with our liability for MRB.

In the third quarter of 2024, we completed a review of policyholder behavior related to annuitizations, partial withdrawals, lapses, and mortality for our variable annuity reinsurance business. These refinements resulted in a net increase of approximately $87 million to the MRB fair value, recognized as a Market risk benefits loss.

•We refreshed our partial withdrawal and annuitization assumptions to include an additional year of experience. The annuitization updates included treaty-based and age-based behavior.
•We updated the lapse assumptions to include an additional year of experience and refined the lapse rates for policies with guaranteed values far in excess of their account values.
•We updated the mortality assumptions to include an additional year of experience.

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

	Valuation Technique	Significant Unobservable Inputs	September 30, 2024		September 30, 2023
			Ranges	Weighted Average(1)	Ranges	Weighted Average(1)
MRB (1)	Actuarial model	Lapse rate	0.5% – 27.3%	3.4%	0.5% – 30%	4.0%
		Annuitization rate	0% – 100%	4.6%	0% – 100%	4.8%
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

12. Debt

On March 7, 2024 and July 31, 2024, Chubb INA Holdings LLC (Chubb INA) issued $1.0 billion and $600 million, respectively, of 5.00 percent senior notes due March 2034. The 5.00 percent senior notes due March 2034 constitute a single series of notes with an aggregate principal amount of $1.6 billion.

On July 31, 2024, Chubb INA issued $700 million of 4.65 percent senior notes due August 2029.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents the balance sheet location, fair value in an asset or (liability) position, and notional value/payment provision of our derivative instruments:

			September 30, 2024			December 31, 2023
	Consolidated Balance Sheet Location	Fair Value		Notional Value/ Payment Provision	Fair Value		Notional Value/ Payment Provision
(in millions of U.S. dollars)		Derivative Asset	Derivative (Liability)		Derivative Asset	Derivative (Liability)
Investment and embedded derivatives not designated as hedging instruments:
Foreign currency forward contracts	OA / (AP)	$38	$(125)	$4,399	$27	$(94)	$3,662
Options/Futures contracts on notes and bonds	OA / (AP)	4	(2)	1,602	27	(42)	2,062
Convertible securities (1)	FM AFS / ES	61	—	65	56	—	64
		$103	$(127)	$6,066	$110	$(136)	$5,788
Other derivative instruments:
Futures contracts on equities (2)	OA / (AP)	$—	$(25)	$967	$—	$(37)	$1,157
Other	OA / (AP)	—	(5)	355	—	(5)	217
		$—	$(30)	$1,322	$—	$(42)	$1,374
Derivatives designated as hedging instruments:
Cross-currency swaps - fair value hedges	OA / (AP)	$130	$—	$1,652	$126	$—	$1,631
Cross-currency swaps - net investment hedges	OA / (AP)	20	(174)	2,969	10	(128)	1,619
		$150	$(174)	$4,621	$136	$(128)	$3,250
(1)Includes fair value of embedded derivatives.
(2)Related to MRB book of business.

At September 30, 2024, and December 31, 2023, net derivative liabilities of $139 million and $115 million, respectively, included in the table above were subject to a master netting agreement. The remaining derivatives included in the table above were not subject to a master netting agreement.

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

(i) Cross-currency swaps - fair value hedges
Chubb holds certain cross-currency swaps designated as fair value hedges. The objective of these cross-currency swaps is to hedge the foreign currency risk on €1.5 billion, or approximately $1.7 billion at September 30, 2024, of euro denominated debt by converting cash flows back into the U.S. dollar.

These hedges are carried at fair value, with changes in fair value recorded in Other comprehensive income (OCI). The gains or losses on the fair value hedges offsetting the foreign currency remeasurement on the hedged euro denominated senior notes are reclassified from OCI into Net realized gains (losses), and an additional portion is reclassified into Interest expense, as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended		Nine Months Ended
	September 30		September 30
(pre-tax, in millions of U.S. dollars)	2024	2023	2024	2023
Gain (loss) recognized in OCI	$42	$(17)	$(12)	$23
Net realized gain (loss) reclassified from OCI	63	(51)	14	(20)
Interest expense reclassified from OCI	(3)	(4)	(11)	(12)
OCI gain (loss) after reclassifications	$(18)	$38	$(15)	$55

(ii) Cross-currency swaps - net investment hedges
Chubb holds certain cross-currency swaps designated as net investment hedges. The objective of these cross-currency swaps is to hedge the foreign currency exposure in the net investments of certain foreign subsidiaries by converting cash flows from U.S. dollar to the British pound sterling, Japanese yen, Swiss franc, and Chinese yuan renminbi. The hedged risk is designated as the foreign currency exposure arising between the functional currency of the foreign subsidiary and the functional currency of its parent entity.

The mark-to-market adjustments for foreign currency changes will remain until the underlying hedge subsidiary is deconsolidated or if hedge accounting is discontinued.

These net investment hedges are carried at fair value, with changes in fair value recorded in Cumulative translation adjustments (CTA) within OCI, and a portion is reclassified to Interest expense as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(pre-tax, in millions of U.S. dollars)	2024	2023	2024	2023
Gain (loss) recognized in OCI	$(98)	$(20)	$(25)	$(8)
Interest income reclassified from OCI	5	3	11	10
OCI gain (loss) after reclassifications	$(103)	$(23)	$(36)	$(18)

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2024	2023	2024	2023
Investment and embedded derivative instruments:
Foreign currency forward contracts	$52	$(17)	$(28)	$(95)
All other futures contracts, options, and equities	12	29	30	5
Convertible securities (1)	2	(3)	4	(2)
Total investment and embedded derivative instruments	$66	$9	$6	$(92)
Other derivative instruments:
Futures contracts on equities (2)	$(41)	$52	$(157)	$(80)
Other	(2)	(7)	(7)	(6)
Total other derivative instruments	$(43)	$45	$(164)	$(86)
	$23	$54	$(158)	$(178)
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

(iv) TBA
By acquiring to be announced mortgage-backed securities (TBAs), we make a commitment to purchase a future issuance of mortgage-backed securities. For the period between purchase of the TBAs and issuance of the underlying security, we account for our position as a derivative in the Consolidated Financial Statements. Chubb purchases TBAs, from time to time, both for their total return and for the flexibility they provide related to our mortgage-backed security strategy.

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

The following table presents the carrying value of collateral held under securities lending agreements by investment category and remaining contractual maturity of the underlying agreements:

	Remaining contractual maturity
	September 30, 2024	December 31, 2023
(in millions of U.S. dollars)	Overnight and Continuous
Collateral held under securities lending agreements:
Cash	$784	$555
U.S. Treasury / Agency	361	33
Non-U.S.	680	621
Corporate and asset-backed securities	64	57
Municipal	3	6
Equity securities	35	27
	$1,927	$1,299
Gross amount of recognized liability for securities lending payable	$1,927	$1,299

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

At September 30, 2024, and December 31, 2023, our repurchase agreement obligations of $3,048 million and $2,833 million, respectively, were fully collateralized. In contrast to securities lending programs, the use of cash received is not restricted for the repurchase obligations. The fair value of the underlying securities sold remains in Fixed maturities available-for-sale or Other investments, and the repurchase agreement obligation is recorded in Repurchase agreements in the Consolidated balance sheets.

The following table presents the carrying value of collateral pledged under repurchase agreements by investment category and remaining contractual maturity of the underlying agreements:

	Remaining contractual maturity
	September 30, 2024				December 31, 2023
	Up to 30 Days	30-90 Days	Greater than 90 Days	Total	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
(in millions of U.S. dollars)
Collateral pledged under repurchase agreements:
Cash	$—	$—	$—	$—	$—	$33	$1	$34
Non-U.S.	1,768	—	—	1,768	1,355	—	—	1,355
U.S. Treasury / Agency	—	100	—	100	—	105	—	105
Mortgage-backed securities	469	459	477	1,405	—	913	517	1,430
	$2,237	$559	$477	$3,273	$1,355	$1,051	$518	$2,924
Gross amount of recognized liabilities for repurchase agreements				$3,048				$2,833
Difference (1)				$225				$91
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

e) Fixed maturities
At September 30, 2024, and December 31, 2023, commitments to purchase fixed income securities over the next several years were $1.2 billion and $1.0 billion, respectively.

f) Private equities
Private equities in the Consolidated balance sheets are investments in limited partnerships and partially-owned investment companies with a carrying value of $14.2 billion at September 30, 2024. In connection with these investments, we have commitments that may require funding of up to $6.8 billion over the next several years. At December 31, 2023, these investments had a carrying value of $13.9 billion with commitments that could have required funding of up to $6.2 billion.

g) Income taxes
At September 30, 2024, $83 million of unrecognized tax benefits remain outstanding. It is reasonably possible that, over the next twelve months, the amount of unrecognized tax benefits may change resulting from the re-evaluation of unrecognized tax benefits arising from examinations by taxing authorities, settlements, and the lapses of statutes of limitations. With few exceptions, Chubb is no longer subject to income tax examinations for years before 2012.

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

i) Lease commitments
At September 30, 2024, and December 31, 2023, the right-of-use asset was $748 million and $784 million, respectively, recorded within Other assets, and the lease liability was $817 million and $832 million, respectively, recorded within Accounts payable, accrued expenses, and other liabilities on the Consolidated balance sheets. These leases consist principally of real estate operating leases that are amortized on a straight-line basis over the term of the lease, which expire at various dates.

14. Shareholders’ equity

All of Chubb’s Common Shares are authorized under Swiss corporate law. Though the par value of Common Shares is stated in Swiss francs, Chubb continues to use U.S. dollars as its reporting currency for preparing the Consolidated Financial Statements. Under Swiss corporate law, dividends, including distributions from legal reserves or through a reduction in par value (par value reduction), must be stated in Swiss francs though dividend payments are made by Chubb in U.S. dollars. At September 30, 2024, our Common Shares had a par value of CHF 0.50 per share.

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

The following table presents dividend distributions per Common Share in Swiss francs (CHF) and U.S. dollars (USD):

	Three Months Ended				Nine Months Ended
	September 30				September 30
	2024		2023		2024		2023
	CHF	USD	CHF	USD	CHF	USD	CHF	USD
Total dividend distributions per common share	0.78	$0.91	0.75	$0.86	2.35	$2.68	2.29	$2.55

Increases in Common Shares in treasury are due to open market repurchases of Common Shares and the surrender of Common Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock and the forfeiture of unvested restricted stock. Decreases in Common Shares in treasury are principally due to grants of restricted stock, exercises of stock options, purchases under the Employee Stock Purchase Plan (ESPP), and share cancellations. At our May 2023 annual general meeting, held on May 17, 2023, our shareholders approved the cancellation of 14,925,028 shares purchased under our share repurchase programs during 2022. The capital reduction was subject to publication requirements and became effective in accordance with Swiss law on May 22, 2023. At our May 2024 annual general meeting, held on May 16, 2024, our shareholders approved the cancellation of 11,825,600 shares purchased under our share repurchase programs during 2023. The capital reduction was subject to publication requirements and became effective in accordance with Swiss law on May 21, 2024. During the nine months ended September 30, 2024, 4,915,964 shares were repurchased, 11,825,600 shares were canceled, and 2,679,748 net shares were issued under employee share-based compensation plans. At September 30, 2024, 16,592,565 Common Shares remain in treasury.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Chubb Limited securities repurchase authorizations
The Board has authorized share repurchase programs as follows:

•$2.5 billion of Chubb Common Shares from May 19, 2022 through June 30, 2023; and
•$5.0 billion of Chubb Common Shares effective July 1, 2023 with no expiration date.

The following table presents repurchases of Chubb's Common Shares conducted in a series of open market transactions under the Board authorizations:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars, except share data)	2024	2023	2024	2023
Number of shares repurchased	1,441,607	2,949,900	4,915,964	8,634,600
Cost of shares repurchased	$413	$606	$1,299	$1,758
Repurchase authorization remaining at end of period	$2,400	$4,398	$2,400	$4,398

The following table presents changes in accumulated other comprehensive income (loss):

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2024	2023	2024	2023
Accumulated other comprehensive income (loss) (AOCI)
Net unrealized appreciation (depreciation) on investments
Balance – beginning of period, net of tax	$(5,301)	$(6,809)	$(4,177)	$(7,279)
Change in period, before reclassification from AOCI (before tax)	3,419	(2,240)	2,139	(1,935)
Amounts reclassified from AOCI (before tax)	40	70	154	357
Change in period, before tax	3,459	(2,170)	2,293	(1,578)
Income tax (expense) benefit	(198)	29	(149)	(93)
Total other comprehensive income (loss)	3,261	(2,141)	2,144	(1,671)
Noncontrolling interests, net of tax	2	3	9	3
Balance – end of period, net of tax	(2,042)	(8,953)	(2,042)	(8,953)
Current discount rate on liability for future policy benefits
Balance – beginning of period, net of tax	66	(247)	51	(75)
Change in period, before tax	(672)	683	(672)	497
Income tax (expense) benefit	36	(35)	14	(21)
Total other comprehensive income (loss)	(636)	648	(658)	476
Noncontrolling interests, net of tax	(43)	(3)	(80)	(3)
Balance – end of period, net of tax	(527)	404	(527)	404
Instrument-specific credit risk on market risk benefits
Balance – beginning of period, net of tax	(13)	(16)	(22)	(24)
Change in period, before tax	(8)	(5)	2	3
Income tax benefit	1	—	—	—
Total other comprehensive income (loss)	(7)	(5)	2	3
Noncontrolling interests, net of tax	—	—	—	—
Balance – end of period, net of tax	(20)	(21)	(20)	(21)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2024	2023	2024	2023
Accumulated other comprehensive income (loss) (AOCI) - continued
Cumulative foreign currency translation adjustment
Balance – beginning of period, net of tax	(3,342)	(2,920)	(2,945)	(2,966)
Change in period, before reclassification from AOCI (before tax)	450	(314)	6	(269)
Amounts reclassified from AOCI (before tax)	(5)	(3)	(11)	(10)
Change in period, before tax	445	(317)	(5)	(279)
Income tax benefit	7	13	19	21
Total other comprehensive income (loss)	452	(304)	14	(258)
Noncontrolling interests, net of tax	62	(76)	21	(76)
Balance – end of period, net of tax	(2,952)	(3,148)	(2,952)	(3,148)
Fair value hedging instruments
Balance – beginning of period, net of tax	(11)	(53)	(13)	(66)
Change in period, before reclassification from AOCI (before tax)	42	(17)	(12)	23
Amounts reclassified from AOCI (before tax)	(60)	55	(3)	32
Change in period, before tax	(18)	38	(15)	55
Income tax (expense) benefit	4	(7)	3	(11)
Total other comprehensive income (loss)	(14)	31	(12)	44
Noncontrolling interests, net of tax	—	—	—	—
Balance – end of period, net of tax	(25)	(22)	(25)	(22)
Postretirement benefit liability adjustment
Balance – beginning of period, net of tax	297	223	297	225
Change in period, before tax	(1)	(1)	(2)	(3)
Income tax benefit	—	—	1	—
Total other comprehensive loss	(1)	(1)	(1)	(3)
Noncontrolling interests, net of tax	—	—	—	—
Balance – end of period, net of tax	296	222	296	222
Accumulated other comprehensive loss	$(5,270)	$(11,518)	$(5,270)	$(11,518)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents reclassifications from accumulated other comprehensive income (loss) to the Consolidated statements of operations:

	Three Months Ended		Nine Months Ended		Consolidated Statement of Operations Location
	September 30		September 30
(in millions of U.S. dollars)	2024	2023	2024	2023
Fixed maturities available-for-sale	$(40)	$(70)	$(154)	$(357)	Net realized gains (losses)
Income tax benefit	17	25	41	59	Income tax expense
	$(23)	$(45)	$(113)	$(298)	Net income
Cumulative foreign currency translation adjustment
Cross-currency swaps	$5	$3	$11	$10	Interest expense
Income tax expense	(1)	(1)	(2)	(2)	Income tax expense
	$4	$2	$9	$8	Net income
Net gains (losses) of fair value hedging instruments
Cross-currency swaps	$63	$(51)	$14	$(20)	Net realized gains (losses)
Cross-currency swaps	(3)	(4)	(11)	(12)	Interest expense
Income tax (expense) benefit	(12)	12	—	7	Income tax expense
	$48	$(43)	$3	$(25)	Net income
Total amounts reclassified from AOCI	$29	$(86)	$(101)	$(315)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

16. Postretirement benefits

The components of net pension and other postretirement benefit costs (benefits) reflected in Net income in the Consolidated statements of operations were as follows:

	Pension Benefit Plans				Other Postretirement Benefit Plans
	2024		2023		2024	2023
Three Months Ended September 30	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
(in millions of U.S. dollars)
Service cost	$—	$2	$—	$2	$—	$—
Non-service cost (benefit):
Interest cost	33	9	35	9	—	1
Expected return on plan assets	(61)	(13)	(56)	(13)	—	—
Amortization of net actuarial (gain) loss	—	—	—	—	(1)	(1)
Amortization of prior service cost	—	—	—	—	—	(1)
Settlements	1	—	3	—	—	—
Total non-service cost (benefit)	(27)	(4)	(18)	(4)	(1)	(1)
Net periodic benefit cost (benefit)	$(27)	$(2)	$(18)	$(2)	$(1)	$(1)

	Pension Benefit Plans				Other Postretirement Benefit Plans
	2024		2023		2024	2023
Nine Months Ended September 30	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
(in millions of U.S. dollars)
Service cost:	$—	$7	$—	$6	$—	$—
Non-service cost (benefit):
Interest cost	100	27	103	27	1	2
Expected return on plan assets	(183)	(38)	(168)	(38)	(2)	(2)
Amortization of net actuarial (gain) loss	(1)	1	—	—	(2)	(1)
Amortization of prior service cost	—	—	—	—	—	(1)
Settlements	1	—	3	—	—	—
Total non-service cost (benefit)	(83)	(10)	(62)	(11)	(3)	(2)
Net periodic benefit cost (benefit)	$(83)	$(3)	$(62)	$(5)	$(3)	$(2)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The line items in which the service cost and non-service cost (benefit) components of net periodic cost (benefit) are included in the Consolidated statements of operations were as follows:

	Pension Benefit Plans		Other Postretirement Benefit Plans
Three Months Ended September 30	2024	2023	2024	2023
(in millions of U.S. dollars)
Service cost:
Losses and loss expenses	$—	$—	$—	$—
Administrative expenses	2	2	—	—
Total service cost	2	2	—	—
Non-service cost (benefit):
Losses and loss expenses	(3)	(1)	—	—
Administrative expenses	(28)	(21)	(1)	(1)
Total non-service cost (benefit)	(31)	(22)	(1)	(1)
Net periodic benefit cost (benefit)	$(29)	$(20)	$(1)	$(1)

	Pension Benefit Plans		Other Postretirement Benefit Plans
Nine Months Ended September 30	2024	2023	2024	2023
(in millions of U.S. dollars)
Service cost:
Losses and loss expenses	$—	$—	$—	$—
Administrative expenses	7	6	—	—
Total service cost	7	6	—	—
Non-service cost (benefit):
Losses and loss expenses	(9)	(6)	—	—
Administrative expenses	(84)	(67)	(3)	(2)
Total non-service cost (benefit)	(93)	(73)	(3)	(2)
Net periodic benefit cost (benefit)	$(86)	$(67)	$(3)	$(2)

17. Other income and expense

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2024	2023	2024	2023
Equity in net income (loss) of partially-owned entities	$343	$150	$621	$610
Gains (losses) from fair value changes in separate account assets (1)	(30)	(19)	(9)	(56)
Asset management and performance fee revenue	53	55	163	55
Asset management and performance fee expense	(34)	(33)	(102)	(33)
Federal excise and capital taxes	(7)	(6)	(16)	(17)
Other	—	7	(31)	(9)
Total	$325	$154	$626	$550
(1)     Related to gains (losses) from fair value changes in separate account assets that do not qualify for separate account treatment under U.S. GAAP.
Equity in net income of partially-owned entities includes our share of net income or loss, both underlying operating income and mark-to-market movement, related to partially-owned investment companies (private equity) where we own more than three

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

percent, and partially-owned insurance companies. This line item includes mark-to-market gains (losses) on private equities of $211 million and $318 million for the three and nine months ended September 30, 2024, respectively, and $51 million and $290 million, respectively, for the prior year periods.
Other income and expense includes net income attributable to our investment in Huatai under the equity method of accounting comprising income of $36 million through June 30, 2023. Effective July 1, 2023, we discontinued the equity method of accounting and include the results of operations of Huatai in our consolidated results.
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

Revenue and expenses managed at the corporate level, including Net realized gains (losses), Market risk benefits gains (losses), Interest expense, Integration expenses, Income tax expense, and Net income (loss) attributable to noncontrolling interests are reported within Corporate. Integration expenses are one-time costs that are directly attributable to third-party consulting fees, employee-related retention costs, and other professional and legal fees primarily related to the acquisition of Cigna's business in Asia. These items are not allocated to the segment level as they are one-time in nature and are not related to the ongoing business activities of the segment. The Chief Executive Officer does not manage segment results or allocate resources to segments when considering these costs, and therefore are excluded from our definition of Segment income (loss).

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

The following tables present the Statement of Operations by segment:

For the Three Months Ended September 30, 2024 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Segment Measure Reclass	Chubb Consolidated
Net premiums written	$5,500	$1,679	$1,379	$3,367	$352	$1,552	$—	$—	$13,829
Net premiums earned	5,110	1,577	1,419	3,421	316	1,530	—	—	13,373
Losses and loss expenses	3,391	879	1,193	1,631	200	32	58	(1)	7,383
Policy benefits	—	—	—	120	—	989	—	(10)	1,099
Policy acquisition costs	689	315	88	852	89	291	—	—	2,324
Administrative expenses	338	88	2	340	9	213	104	—	1,094
Underwriting income (loss)	692	295	136	478	18	5	(162)	11	1,473
Net investment income	931	112	20	286	64	250	(28)	(127)	1,508
Other (income) expense	6	1	1	5	—	(39)	(202)	(97)	(325)
Amortization expense of purchased intangibles	2	3	5	21	—	10	40	—	81
Segment income (loss)	$1,615	$403	$150	$738	$82	$284	$(28)	$(19)	$3,225
Net realized gains (losses)							179	19	198
Market risk benefits gains (losses)							(230)	—	(230)
Interest expense							192	—	192
Integration expenses							7	—	7
Income tax expense							504	—	504
Net income (loss)							$(782)	$—	$2,490
Net income attributable to noncontrolling interests							166	—	166
Net income (loss) attributable to Chubb							$(948)	$—	$2,324

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

For the Three Months Ended September 30, 2023 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Segment Measure Reclass	Chubb Consolidated

Net premiums written	$5,132	$1,527	$1,521	$3,211	$261	$1,452	$—	$—	$13,104
Net premiums earned	4,735	1,407	1,540	3,311	239	1,442	—	—	12,674
Losses and loss expenses	3,025	900	1,356	1,635	116	20	61	(7)	7,106
Policy benefits	—	—	—	91	—	866	—	(19)	938
Policy acquisition costs	640	287	76	827	69	279	—	—	2,178
Administrative expenses	323	84	3	327	9	216	98	—	1,060
Underwriting income (loss)	747	136	105	431	45	61	(159)	26	1,392
Net investment income	780	94	12	248	47	211	14	(92)	1,314
Other (income) expense	6	2	—	(10)	—	(28)	(51)	(73)	(154)
Amortization expense of purchased intangibles	—	3	6	19	—	12	44	—	84
Segment income (loss)	$1,521	$225	$111	$670	$92	$288	$(138)	$7	$2,776
Net realized gains (losses)							(96)	(7)	(103)
Market risk benefits gains (losses)							(32)	—	(32)
Interest expense							174	—	174
Integration expenses							14	—	14
Income tax expense							413	—	413
Net income (loss)							$(867)	$—	$2,040
Net loss attributable to noncontrolling interests							(3)	—	(3)
Net income (loss) attributable to Chubb							$(864)	$—	$2,043

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

For the Nine Months Ended September 30, 2024 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Segment Measure Reclass	Chubb Consolidated
Net premiums written	$15,690	$4,911	$2,386	$10,536	$1,122	$4,765	$—	$—	$39,410
Net premiums earned	14,890	4,560	2,173	9,966	950	4,709	—	—	37,248
Losses and loss expenses	9,640	2,654	1,785	4,728	492	86	161	(5)	19,541
Policy benefits	—	—	—	312	—	3,090	—	96	3,498
Policy acquisition costs	2,037	914	154	2,517	250	885	—	—	6,757
Administrative expenses	993	262	7	1,019	29	638	310	—	3,258
Underwriting income (loss)	2,220	730	227	1,390	179	10	(471)	(91)	4,194
Net investment income	2,620	322	62	836	179	738	(86)	(304)	4,367
Other (income) expense	28	—	1	14	—	(111)	(263)	(295)	(626)
Amortization expense of purchased intangibles	2	7	18	61	—	31	122	—	241
Segment income (loss)	$4,810	$1,045	$270	$2,151	$358	$828	$(416)	$(100)	$8,946
Net realized gains (losses)							101	100	201
Market risk benefits gains (losses)							(238)	—	(238)
Interest expense							552	—	552
Integration expenses							21	—	21
Income tax expense							1,336	—	1,336
Net income (loss)							$(2,462)	$—	$7,000
Net income attributable to noncontrolling interests							303	—	303
Net income (loss) attributable to Chubb							$(2,765)	$—	$6,697

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

For the Nine Months Ended September 30, 2023 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Segment Measure Reclass	Chubb Consolidated
Net premiums written	$14,575	$4,404	$2,581	$9,359	$831	$4,015	$—	$—	$35,765
Net premiums earned	13,710	4,084	2,334	9,005	720	3,962	—	—	33,815
Losses and loss expenses	8,625	2,634	2,003	4,139	319	87	133	(3)	17,937
Policy benefits	—	—	—	338	—	2,283	—	(56)	2,565
Policy acquisition costs	1,867	836	128	2,286	196	829	—	—	6,142
Administrative expenses	934	247	9	899	27	553	290	—	2,959
Underwriting income (loss)	2,284	367	194	1,343	178	210	(423)	59	4,212
Net investment income	2,204	262	43	636	144	525	28	(276)	3,566
Other (income) expense	18	2	—	(29)	(1)	(69)	(251)	(220)	(550)
Amortization expense of purchased intangibles	—	8	19	52	—	18	129	—	226
Segment income (loss)	$4,470	$619	$218	$1,956	$323	$786	$(273)	$3	$8,102
Net realized gains (losses)							(481)	(3)	(484)
Market risk benefits gains (losses)							(154)	—	(154)
Interest expense							499	—	499
Integration expenses							51	—	51
Income tax expense							1,189	—	1,189
Net income (loss)							$(2,647)	$—	$5,725
Net loss attributable to noncontrolling interests							(3)	—	(3)
Net income (loss) attributable to Chubb							$(2,644)	$—	$5,728

Underwriting assets are reviewed in total by management for purposes of decision-making. Other than certain insurance related balances, Goodwill and Other intangible assets, Chubb does not allocate assets to its segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

19. Earnings per share

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars, except share and per share data)	2024	2023	2024	2023
Numerator:
Net income	$2,490	$2,040	$7,000	$5,725
Net income (loss) attributable to noncontrolling interests	166	(3)	303	(3)
Net income attributable to Chubb	$2,324	$2,043	$6,697	$5,728
Denominator:
Denominator for basic earnings per share attributable to Chubb:
Weighted-average shares outstanding	403,831,412	409,505,454	404,700,118	412,076,470
Denominator for diluted earnings per share attributable to Chubb:
Share-based compensation plans	4,047,315	3,100,505	4,191,655	3,288,940
Weighted-average shares outstanding and assumed conversions	407,878,727	412,605,959	408,891,773	415,365,410
Basic earnings per share attributable to Chubb	$5.75	$4.99	$16.55	$13.90
Diluted earnings per share attributable to Chubb	$5.70	$4.95	$16.38	$13.79
Potential anti-dilutive share conversions	1,330,590	2,562,206	1,080,371	2,330,821

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of our results of operations, financial condition, and liquidity and capital resources as of and for the three and nine months ended September 30, 2024.

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

Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Any written or oral statements made by us or on our behalf may include forward-looking statements that reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks, uncertainties, and other factors that could, should potential events occur, cause actual results to differ materially from such statements. These risks, uncertainties, and other factors, which are described in more detail elsewhere herein and in other documents we file with the SEC, include but are not limited to:
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
•the availability of borrowings and letters of credit under our credit facilities; the adequacy of collateral supporting funded high deductible programs; and the amount of dividends received from subsidiaries;
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
•acquisitions made performing differently than expected, our failure to realize anticipated expense-related efficiencies or growth from acquisitions, the impact of acquisitions on our pre-existing organization, and risks and uncertainties relating to our planned purchases of additional interests in Huatai Insurance Group Co., Ltd;
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
The words “believe,” “anticipate,” “estimate,” “project,” “should,” “plan,” “expect,” “intend,” “hope,” “feel,” “foresee,” “will likely result,” “will continue,” and variations thereof and similar expressions, identify forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the dates such statements were made. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview
Chubb Limited is the Swiss-incorporated holding company of the Chubb Group of Companies. Chubb Limited, which is headquartered in Zurich, Switzerland, and its direct and indirect subsidiaries (collectively, the Chubb Group of Companies, Chubb, we, us, or our) are a global insurance and reinsurance organization, serving the needs of a diverse group of clients worldwide. At September 30, 2024, we had total assets of $251 billion and total Chubb shareholders’ equity, which excludes noncontrolling interests, of $66 billion. Chubb was incorporated in 1985 at which time it opened its first business office in Bermuda and continues to maintain operations in Bermuda. We operate through six business segments: North America Commercial P&C Insurance, North America Personal P&C Insurance, North America Agricultural Insurance, Overseas General Insurance, Global Reinsurance, and Life Insurance. For more information on our segments refer to “Segment Information” under Item 1 in our 2023 Form 10-K.

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

Consolidated Operating Results – Three and Nine Months Ended September 30, 2024 and 2023

	Three Months Ended			Nine Months Ended
	September 30		% Change	September 30		% Change
(in millions of U.S. dollars, except for percentages)	2024	2023	Q-24 vs. Q-23	2024	2023	YTD-24 vs. YTD-23
Net premiums written	$13,829	$13,104	5.5%	$39,410	$35,765	10.2%
Net premiums written - constant dollars (1)			6.6%			10.8%
Net premiums earned	13,373	12,674	5.5%	37,248	33,815	10.2%
Net investment income	1,508	1,314	14.7%	4,367	3,566	22.5%
Net realized gains (losses)	198	(103)	NM	201	(484)	NM
Market risk benefits gains (losses)	(230)	(32)	NM	(238)	(154)	53.8%
Total revenues	14,849	13,853	7.2%	41,578	36,743	13.2%
Losses and loss expenses	7,383	7,106	3.9%	19,541	17,937	8.9%
Policy benefits	1,099	938	17.1%	3,498	2,565	36.4%
Policy acquisition costs	2,324	2,178	6.7%	6,757	6,142	10.0%
Administrative expenses	1,094	1,060	3.2%	3,258	2,959	10.1%
Interest expense	192	174	10.9%	552	499	10.8%
Other (income) expense	(325)	(154)	111.5%	(626)	(550)	14.0%
Amortization of purchased intangibles	81	84	(3.7)%	241	226	6.7%
Integration expenses	7	14	(50.1)%	21	51	(59.0)%
Total expenses	11,855	11,400	4.0%	33,242	29,829	11.5%
Income before income tax	2,994	2,453	22.0%	8,336	6,914	20.5%
Income tax expense	504	413	22.0%	1,336	1,189	12.4%
Net income	$2,490	$2,040	21.9%	$7,000	$5,725	22.2%
Net income (loss) attributable to noncontrolling interests	166	(3)	NM	303	(3)	NM
Net income attributable to Chubb	$2,324	$2,043	13.8%	$6,697	$5,728	16.9%
NM - not meaningful
(1)     On a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency exchange rates as the comparable current period.

Financial Highlights for the Three Months Ended September 30, 2024

•Net income attributable to Chubb was $2.3 billion compared with $2.0 billion in the prior year period. Net income in the current quarter was driven by strong underwriting results and record net investment income.

•Consolidated net premiums written were $13.8 billion, up 5.5 percent, or 6.6 percent in constant dollars. P&C net premiums written increased 5.4 percent, or 6.1 percent in constant dollars, with commercial insurance up 5.1 percent and consumer insurance up 9.4 percent. Life Insurance segment net premiums written increased 6.8 percent, or 10.6 percent in constant dollars.

•Pre-tax net investment income was a record $1.5 billion compared with $1.3 billion in the prior year period, primarily due to strong operating cash flow at higher reinvestment rates on fixed maturities.

•Consolidated net premiums earned were $13.4 billion, up 5.5 percent, or 6.7 percent in constant dollars.

•Total pre-tax and after-tax catastrophe losses, net of reinsurance and including reinstatement premiums, were $765 million (6.4 percentage points of the P&C combined ratio) and $629 million, respectively, compared with $670 million (6.0 percentage points of the P&C combined ratio) and $544 million, respectively, in the prior year period.

•Total pre-tax and after-tax favorable prior period development were $244 million and $181 million, respectively, compared with $200 million and $116 million, respectively, in the prior year period.

•The P&C combined ratio was 87.7 percent compared with 88.4 percent in the prior year period. The P&C current accident year (CAY) combined ratio excluding catastrophe losses was 83.4 percent compared with 84.3 percent in the prior year period.

•Operating cash flow was $4.3 billion compared with $4.7 billion in the prior year period.

•Chubb shareholders' equity increased $4.7 billion in the quarter, primarily from net income attributable to Chubb of $2.3 billion and net unrealized gains on our investment portfolio of $3.3 billion, reflecting the mark-to-market impact of lower interest rates on the fixed-income portfolio, partially offset by total capital returned to shareholders of $782 million. Total capital returned to shareholders comprises share repurchases of $413 million at an average purchase price of $286.18 per share, and dividends of $369 million.

Net Premiums Written	Three Months Ended September 30			% Change	Nine Months Ended September 30			% Change
(in millions of U.S. dollars, except for percentages)	2024	2023	Q-24 vs. Q-23	C$ Q-24 vs. Q-23	2024	2023	YTD-24 vs. YTD-23	C$ YTD-24 vs. YTD-23
Property and other short-tail lines	$2,314	$2,082	11.1%	12.0%	$7,389	$6,453	14.5%	14.9%
Commercial casualty	2,548	2,332	9.3%	9.6%	6,913	6,259	10.5%	10.5%
Financial lines	1,249	1,333	(6.2)%	(5.9)%	3,594	3,733	(3.7)%	(3.6)%
Workers' compensation	539	538	0.1%	0.1%	1,727	1,693	2.0%	2.0%
Commercial multiple peril (1)	433	398	8.5%	8.5%	1,229	1,129	8.8%	8.8%
Surety	188	172	9.4%	12.4%	572	506	13.0%	13.1%
Total Commercial P&C lines	7,271	6,855	6.1%	6.6%	21,424	19,773	8.3%	8.5%

Agriculture	1,379	1,521	(9.3)%	(9.3)%	2,386	2,581	(7.6)%	(7.6)%

Personal homeowners	1,287	1,192	7.9%	8.5%	3,707	3,268	13.4%	13.9%
Personal automobile	624	547	14.3%	18.1%	1,880	1,434	31.2%	30.0%
Personal other	509	474	7.4%	9.1%	1,594	1,466	8.8%	9.8%
Total Personal lines	2,420	2,213	9.4%	10.9%	7,181	6,168	16.4%	16.7%

Global A&H - P&C	855	802	6.6%	9.5%	2,532	2,397	5.6%	7.7%

Reinsurance lines	352	261	34.8%	34.8%	1,122	831	35.0%	35.1%
Total Property and Casualty lines	12,277	11,652	5.4%	6.1%	34,645	31,750	9.1%	9.4%

Life Insurance	1,552	1,452	6.8%	10.6%	4,765	4,015	18.7%	22.2%
Total consolidated	$13,829	$13,104	5.5%	6.6%	$39,410	$35,765	10.2%	10.8%
(1)Commercial multiple peril represents retail package business (property and general liability).

The increase in consolidated net premiums written for the three and nine months ended September 30, 2024, reflects growth across most product lines driven by strong premium retention, including rate and exposure increases, and strong new business.

•Property and other short-tail lines grew globally due to strong new business and retention, including both rate and exposure increases.
•Commercial casualty grew globally due to strong retention, including both rate and exposure increases, and strong new business.
•Financial lines declined due to lower renewal retention, including lower rates, due to a competitive market environment.

•Workers' compensation grew slightly for the nine months ended September 30, 2024, due to new business and retention.
•Commercial multiple peril grew due to strong new business and retention, including higher rates and exposure, in North America.
•Surety grew due to strong new business.
•Agriculture declined primarily due to lower commodity prices in the current year, partially offset by strong new business and rate in our Agriculture P&C business.
•Personal lines grew globally due to new business and renewal retention, as well as increases in both rate and exposure, in homeowners and excess lines, in addition to growth in auto lines in certain international markets. Growth for the nine months ended September 30, 2024, also benefited from the consolidation of Huatai.
•Global A&H – P&C grew in Europe and Asia, with Asia partially benefiting from the consolidation of Huatai for the nine months ended September 30, 2024.
•Reinsurance lines reflected continued growth, mainly in property and casualty lines. Growth for the nine months ended September 30, 2024, included a large one-off structured transaction from the second quarter.
•Life Insurance grew primarily due to strong growth in Asia and Combined Insurance North America. Growth for the nine months ended September 30, 2024, is also due to the consolidation of Huatai Group's life business, which contributed 12.6 percentage points of growth.
For additional information on net premiums written, refer to the segment results discussions.

Net Premiums Earned
Net premiums earned for short-duration contracts, typically P&C contracts, generally reflect the portion of net premiums written that was recorded as revenues for the period as the exposure periods expire. Net premiums earned for long-duration contracts, typically traditional life contracts, generally are recognized as earned when due from policyholders. For the three months ended September 30, 2024, net premiums earned increased $699 million, up 5.5 percent, or 6.7 percent in constant dollars. P&C net premiums earned increased 5.4 percent, or 6.3 percent in constant dollars, comprising growth in commercial insurance and consumer insurance of 5.5 percent and 8.7 percent, respectively. For the nine months ended September 30, 2024, net premiums earned increased $3.4 billion, up 10.2 percent, or 10.9 percent in constant dollars. P&C net premiums earned increased 9.0 percent, or 9.4 percent in constant dollars, comprising growth in commercial insurance and consumer insurance of 8.3 percent and 12.5 percent, respectively.
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

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2024	2023	2024	2023
Net catastrophe losses	$765	$670	$1,780	$1,528
Favorable prior period development	$244	$200	$643	$596

Catastrophe losses through September 30, 2024 and 2023, were primarily from the following events:
•2024: Severe weather-related events in the U.S. and internationally, including Hurricane Helene and Rio Grande storms.
•2023: Severe weather-related events in the U.S. and internationally, Hawaii wildfires, and New Zealand storms.

Pre-tax net favorable PPD for the three months ended September 30, 2024, was $299 million in our active companies, including adverse development of $59 million in long-tail lines, principally casualty, and favorable development of $358 million in short-tail lines, principally in property and marine. Our corporate run-off portfolio had adverse development of $55 million, with $47 million related to legacy environmental exposures.

Pre-tax net favorable PPD for the nine months ended September 30, 2024, was $800 million in our active companies, including adverse development of $53 million in long-tail lines, principally in casualty, and favorable development of $853 million in short-tail lines, principally in property and marine. Our corporate run-off portfolio had adverse development of $157 million, with $60 million related to molestation claims and $47 million related to legacy environmental exposures.

Pre-tax net favorable PPD for the three months ended September 30, 2023, was $200 million, including adverse development of $116 million in long-tail lines, with $50 million related to legacy environmental exposures. Net favorable development of $316 million in short-tail lines is primarily in property.

Pre-tax net favorable PPD for the nine months ended September 30, 2023, was $596 million, including adverse development of $50 million related to legacy environmental exposures and $49 million for molestation claims. Excluding the adverse development, we had net favorable development of $695 million with $36 million in long-tail lines, principally from accident years 2013 through 2019, and $659 million in short-tail lines, primarily in property, A&H, and surety.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2024	2023	2024	2023
Combined ratio:
Loss and loss expense ratio	63.1%	64.0%	60.8%	60.9%
Policy acquisition cost ratio	17.2%	16.9%	18.0%	17.8%
Administrative expense ratio	7.4%	7.5%	8.1%	8.1%
P&C Combined ratio	87.7%	88.4%	86.9%	86.8%
Catastrophe losses	(6.4)%	(6.0)%	(5.5)%	(5.1)%
Prior period development	2.1%	1.9%	2.0%	2.0%
P&C CAY combined ratio excluding catastrophe losses	83.4%	84.3%	83.4%	83.7%

The P&C combined ratio and the P&C CAY combined ratio excluding catastrophe losses decreased for the three months ended September 30, 2024, reflecting the favorable impact of higher net premiums earned, a higher percentage of net premiums earned from property lines and excess and surplus homeowners, and the contemplation of a higher underwriting gain in MPCI for the current crop year. These factors were partially offset by price changes not keeping pace with loss trends in financial lines. The P&C combined ratio also reflects higher catastrophe losses, which were partially offset by higher favorable prior period development.

The P&C combined ratio was relatively flat for the nine months ended September 30, 2024, as the favorable factors mentioned above were substantially offset by higher loss trends in certain casualty lines, price changes not keeping pace with loss trends in financial lines, and higher catastrophe losses.

The P&C CAY combined ratio excluding catastrophe losses decreased for the nine months ended September 30, 2024, reflecting the favorable factors mentioned above.

Policy benefits
Policy benefits represent losses on contracts classified as long-duration and generally include accident and supplemental health products, term and whole life products, endowment products, and annuities. Policy benefits include (gains) losses from fair value changes in separate account liabilities that do not qualify for separate account treatment under U.S. GAAP. The offsetting movements of these liabilities are recorded in Other (income) expense in the Consolidated statements of operations. In addition, Policy benefits include the impact on the liabilities from (gains) losses on investment portfolios supporting certain participating policies. The offsetting movements of these liabilities are recorded in Realized gains (losses) in the Consolidated statements of operations. Policy benefits include the results of Huatai Group as of July 1, 2023. Refer to the Life Insurance segment operating results section for further discussion.

Policy benefits were $1,099 million and $938 million for the three months ended September 30, 2024 and 2023, respectively, and $3,498 million and $2,565 million for the nine months ended September 30, 2024 and 2023, respectively. The increase in Policy benefits for the nine months ended September 30, 2024, is primarily due to the consolidation of Huatai Group.

Refer to the respective sections that follow for a discussion of Net investment income, Other (income) expense, Net realized gains (losses), Interest expense, Amortization of purchased intangibles, and Income tax expense.

Segment Operating Results – Three and Nine Months Ended September 30, 2024 and 2023
We operate through six business segments: North America Commercial P&C Insurance, North America Personal P&C Insurance, North America Agricultural Insurance, Overseas General Insurance, Global Reinsurance, and Life Insurance. For more information on our segments refer to “Segment Information” under Item 1 in our 2023 Form 10-K.

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

	Three Months Ended				Nine Months Ended
	September 30		% Change		September 30		% Change
(in millions of U.S. dollars, except for percentages)	2024	2023	Q-24 vs. Q-23		2024	2023	YTD-24 vs. YTD-23
Net premiums written	$5,500	$5,132	7.2%		$15,690	$14,575	7.7%
Net premiums earned	5,110	4,735	7.9%		14,890	13,710	8.6%
Losses and loss expenses	3,391	3,025	12.1%		9,640	8,625	11.8%
Policy acquisition costs	689	640	7.6%		2,037	1,867	9.1%
Administrative expenses	338	323	4.4%		993	934	6.3%
Underwriting income	692	747	(7.3)%		2,220	2,284	(2.8)%
Net investment income	931	780	19.1%		2,620	2,204	18.8%
Other (income) expense	6	6	—		28	18	52.2%
Amortization of purchased intangibles	2	—	NM		2	—	NM
Segment income	$1,615	$1,521	6.1%		$4,810	$4,470	7.6%
Combined ratio:
Loss and loss expense ratio	66.4%	63.9%	2.5	pts	64.7%	62.9%	1.8	pts
Policy acquisition cost ratio	13.5%	13.5%	—	pts	13.7%	13.6%	0.1	pts
Administrative expense ratio	6.6%	6.8%	(0.2)	pts	6.7%	6.8%	(0.1)	pts
Combined ratio	86.5%	84.2%	2.3	pts	85.1%	83.3%	1.8	pts
Catastrophe losses	(6.6)%	(5.2)%	(1.4)	pts	(5.5)%	(4.6)%	(0.9)	pts
Prior period development	0.9%	2.1%	(1.2)	pts	1.6%	2.3%	(0.7)	pts
CAY combined ratio excluding catastrophe losses	80.8%	81.1%	(0.3)	pts	81.2%	81.0%	0.2	pts
NM - Not meaningful

Net Catastrophe Losses and Prior Period Development	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2024	2023	2024	2023
Net catastrophe losses	$340	$246	$828	$639
Favorable prior period development	$39	$84	$231	$302

Catastrophe losses were primarily from flooding in the U.S., hail, tornadoes, wind events, and winter storm losses, including Hurricane Helene in 2024 and Hawaii wildfires in 2023.

Refer to Note 8 to the Consolidated Financial Statements for detail on prior period development.

Premiums
Net premiums written increased $368 million, or 7.2 percent, and $1,115 million, or 7.7 percent, for the three and nine months ended September 30, 2024, respectively, reflecting strong new business and retention, including rate and exposure increases. The increase in premiums was across most lines of business, most notably in property and casualty lines. This growth was partially offset by declines in financial lines, reflecting a competitive market environment and lower retention, and planned corrective underwriting actions in Major Accounts primary and excess casualty that adversely impacted growth.

Net premiums earned increased $375 million, or 7.9 percent, and $1,180 million, or 8.6 percent, for the three and nine months ended September 30, 2024, respectively, reflecting the growth in net premiums written described above.

Combined Ratio
The combined ratio increased for the three and nine months ended September 30, 2024, reflecting higher catastrophe losses and lower favorable prior period development.

The CAY combined ratio excluding catastrophe losses decreased for the three months ended September 30, 2024, reflecting a higher percentage of net premiums earned from property lines. The improvement was partially offset by price changes not keeping pace with loss trends in financial lines. The CAY combined ratio excluding catastrophe losses was relatively flat for the nine months ended September 30, 2024, reflecting higher loss trends in certain casualty lines and price changes not keeping pace with loss trends in financial lines, offset by lower loss trends in property lines.

North America Personal P&C Insurance

The North America Personal P&C Insurance segment comprises operations that provide high net worth personal lines products, including homeowners and complementary products such as valuable articles, excess liability, automobile, and recreational marine insurance and services in the U.S. and Canada.

	Three Months Ended				Nine Months Ended
	September 30		% Change		September 30		% Change
(in millions of U.S. dollars, except for percentages)	2024	2023	Q-24 vs. Q-23		2024	2023	YTD-24 vs. YTD-23
Net premiums written	$1,679	$1,527	10.0%		$4,911	$4,404	11.5%
Net premiums earned	1,577	1,407	12.0%		4,560	4,084	11.7%
Losses and loss expenses	879	900	(2.3)%		2,654	2,634	0.8%
Policy acquisition costs	315	287	9.6%		914	836	9.2%
Administrative expenses	88	84	4.2%		262	247	6.3%
Underwriting income	295	136	116.6%		730	367	98.9%
Net investment income	112	94	19.8%		322	262	23.1%
Other (income) expense	1	2	NM		—	2	NM
Amortization of purchased intangibles	3	3	—		7	8	(5.3)%
Segment income	$403	$225	78.4%		$1,045	$619	68.7%
Combined ratio:
Loss and loss expense ratio	55.8%	63.9%	(8.1)	pts	58.2%	64.5%	(6.3)	pts
Policy acquisition cost ratio	20.0%	20.4%	(0.4)	pts	20.0%	20.5%	(0.5)	pts
Administrative expense ratio	5.5%	6.0%	(0.5)	pts	5.8%	6.0%	(0.2)	pts
Combined ratio	81.3%	90.3%	(9.0)	pts	84.0%	91.0%	(7.0)	pts
Catastrophe losses	(14.6)%	(19.8)%	5.2	pts	(11.8)%	(14.3)%	2.5	pts
Prior period development	12.0%	8.4%	3.6	pts	6.7%	3.3%	3.4	pts
CAY combined ratio excluding catastrophe losses	78.7%	78.9%	(0.2)	pts	78.9%	80.0%	(1.1)	pts
NM - Not meaningful

Net Catastrophe Losses and Prior Period Development	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2024	2023	2024	2023
Net catastrophe losses	$230	$280	$538	$586
Favorable prior period development	$189	$119	$305	$135

Catastrophe losses through both September 30, 2024 and 2023, were primarily from flooding in the U.S., hail, tornadoes, wind events, and winter storm losses, including Hurricane Helene in 2024 and Hawaii wildfires in 2023.

Refer to Note 8 to the Consolidated Financial Statements for detail on prior period development.

Premiums
Net premiums written increased $152 million, or 10.0 percent, and $507 million, or 11.5 percent, for the three and nine months ended September 30, 2024, respectively, driven by strong new business and retention, including positive rate and exposure increases in all lines.

Net premiums earned increased $170 million, or 12.0 percent, and $476 million, or 11.7 percent, for the three and nine months ended September 30, 2024, respectively, reflecting the growth in net premiums written described above.

Combined Ratio
The combined ratio decreased for the three and nine months ended September 30, 2024, reflecting higher favorable prior period development and lower catastrophe losses.

The CAY combined ratio excluding catastrophe losses decreased for the three and nine months ended September 30, 2024, primarily reflecting an improvement in homeowners from earned rate and exposure growth, and a higher percentage of net premiums earned from excess and surplus homeowners, which carry a lower loss and expense ratio. Additionally, the improvement includes lower acquisition expenses due to commission reductions in our auto and excess lines. The improvement was partly offset by an increase in excess liability loss trends.

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

	Three Months Ended				Nine Months Ended
	September 30		% Change		September 30		% Change
(in millions of U.S. dollars, except for percentages)	2024	2023	Q-24 vs. Q-23		2024	2023	YTD-24 vs. YTD-23
Net premiums written	$1,379	$1,521	(9.3)%		$2,386	$2,581	(7.6)%
Net premiums earned	1,419	1,540	(7.9)%		2,173	2,334	(6.9)%
Losses and loss expenses	1,193	1,356	(12.1)%		1,785	2,003	(10.9)%
Policy acquisition costs	88	76	16.0%		154	128	20.0%
Administrative expenses	2	3	(27.3)%		7	9	(22.9)%
Underwriting income	136	105	29.7%		227	194	17.1%
Net investment income	20	12	55.2%		62	43	43.1%
Other (income) expense	1	—	NM		1	—	NM
Amortization of purchased intangibles	5	6	(2.4)%		18	19	(2.4)%
Segment income	$150	$111	34.6%		$270	$218	23.9%
Combined ratio:
Loss and loss expense ratio	84.1%	88.1%	(4.0)	pts	82.2%	85.8%	(3.6)	pts
Policy acquisition cost ratio	6.1%	4.9%	1.2	pts	7.1%	5.5%	1.6	pts
Administrative expense ratio	0.2%	0.2%	—	pts	0.3%	0.4%	(0.1)	pts
Combined ratio	90.4%	93.2%	(2.8)	pts	89.6%	91.7%	(2.1)	pts
Catastrophe losses	(2.0)%	(1.2)%	(0.8)	pts	(2.9)%	(1.6)%	(1.3)	pts
Prior period development	0.5%	0.7%	(0.2)	pts	1.7%	0.5%	1.2	pts
CAY combined ratio excluding catastrophe losses	88.9%	92.7%	(3.8)	pts	88.4%	90.6%	(2.2)	pts
NM - Not meaningful

Net Catastrophe Losses and Prior Period Development	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2024	2023	2024	2023
Net catastrophe losses	$29	$18	$65	$37
Favorable prior period development	$6	$9	$34	$12

Catastrophe losses through both September 30, 2024 and 2023, were primarily from flooding in the U.S., hail, tornadoes, and wind events, including Hurricane Helene in 2024.

Refer to Note 8 to the Consolidated Financial Statements for detail on prior period development.

Premiums
Net premiums written decreased $142 million, or 9.3 percent, and $195 million, or 7.6 percent, for the three and nine months ended September 30, 2024, primarily due to lower commodity prices in the current year. The decrease was partially offset by strong new business and rate in our Agriculture P&C business.

Net premiums earned decreased $121 million, or 7.9 percent, and $161 million, or 6.9 percent, for the three and nine months ended September 30, 2024, reflecting the factors described above.

Combined Ratio
The combined ratio and the CAY combined ratio excluding catastrophe losses decreased for the three and nine months ended September 30, 2024, which contemplates a higher underwriting gain for the current crop year. The improvement for the three months ended September 30, 2024, also includes a favorable impact from our crop commodity price hedge activity, which produced a lower loss this year versus the prior year quarter.

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

	Three Months Ended				Nine Months Ended
	September 30		% Change		September 30		% Change
(in millions of U.S. dollars, except for percentages)	2024	2023	Q-24 vs. Q-23		2024	2023	YTD-24 vs. YTD-23
Net premiums written	$3,367	$3,211	4.9%		$10,536	$9,359	12.6%
Net premiums written - constant dollars			7.5%				13.5%
Net premiums earned	3,421	3,311	3.3%		9,966	9,005	10.7%
Losses and loss expenses	1,631	1,635	(0.3)%		4,728	4,139	14.2%
Policy benefits	120	91	32.9%		312	338	(7.6)%
Policy acquisition costs	852	827	3.2%		2,517	2,286	10.1%
Administrative expenses	340	327	3.6%		1,019	899	13.3%
Underwriting income	478	431	10.9%		1,390	1,343	3.5%
Net investment income	286	248	15.1%		836	636	31.5%
Other (income) expense	5	(10)	NM		14	(29)	NM
Amortization of purchased intangibles	21	19	5.2%		61	52	15.8%
Segment income	$738	$670	10.2%		$2,151	$1,956	10.0%
Segment income - constant dollars			12.7%				11.5%
Combined ratio:
Loss and loss expense ratio	51.2%	52.1%	(0.9)	pts	50.6%	49.7%	0.9	pts
Policy acquisition cost ratio	24.9%	25.0%	(0.1)	pts	25.3%	25.4%	(0.1)	pts
Administrative expense ratio	9.9%	9.9%	—	pts	10.2%	10.0%	0.2	pts
Combined ratio	86.0%	87.0%	(1.0)	pts	86.1%	85.1%	1.0	pts
Catastrophe losses	(3.0)%	(3.7)%	0.7	pts	(2.9)%	(2.9)%	—	pts
Prior period development	1.8%	1.5%	0.3	pts	2.1%	2.8%	(0.7)	pts
CAY combined ratio excluding catastrophe losses	84.8%	84.8%	—	pts	85.3%	85.0%	0.3	pts
NM - not meaningful

Net Catastrophe Losses and Prior Period Development

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2024	2023	2024	2023
Net Catastrophe losses	$103	$120	$286	$259
Favorable prior period development	$60	$49	$210	$253

Catastrophe losses through September 30, 2024 and 2023, were primarily from the following events:
•2024: Hurricane Helene, Rio Grande storms, and International weather-related events.
•2023: Storms in New Zealand and international weather-related events.

Refer to Note 8 to the Consolidated Financial Statements for detail on prior period development.

Net Premiums Written by Region	Three Months Ended September 30
(in millions of U.S. dollars, except for percentages)	2024	2024 % of Total	2023	2023 % of Total	C$ 2023	Q-24 vs. Q-23	C$ Q-24 vs. Q-23
Region
Europe, Middle East, and Africa	$1,347	40%	$1,264	39%	$1,258	6.6%	7.1%
Asia (1)	1,279	38%	1,201	37%	1,174	6.5%	9.0%
Latin America	701	21%	695	22%	651	0.8%	7.7%
Other (2)	40	1%	51	2%	50	(22.4)%	(22.3)%
Net premiums written	$3,367	100%	$3,211	100%	$3,133	4.9%	7.5%

	Nine Months Ended September 30
(in millions of U.S. dollars, except for percentages)	2024	2024 % of Total	2023	2023 % of Total	C$ 2023	YTD-24 vs. YTD-23	C$ YTD-24 vs. YTD-23
Region
Europe, Middle East, and Africa	$4,625	44%	$4,292	46%	$4,318	7.8%	7.1%
Asia (1)	3,617	34%	2,993	32%	2,896	20.9%	24.9%
Latin America	2,175	21%	1,969	21%	1,962	10.4%	10.9%
Other (2)	119	1%	105	1%	104	13.4%	13.6%
Net premiums written	$10,536	100%	$9,359	100%	$9,280	12.6%	13.5%
(1)    2023 includes the consolidated results of Huatai P&C effective July 1, 2023.
(2)    Includes the international supplemental A&H business of Combined Insurance and other international operations.

Premiums
Overall, net premiums written increased $156 million and $1,177 million, or $234 million and $1,256 million on a constant-dollar basis, for the three and nine months ended September 30, 2024, respectively, reflecting growth in commercial lines of 5.1 percent and 10.2 percent, or 6.7 percent and 10.6 percent on a constant-dollar basis, respectively, and growth in consumer lines of 4.5 percent and 16.4 percent, or 8.5 percent and 18.2 percent on a constant-dollar basis, respectively.

Our European division increased for the three and nine months ended September 30, 2024, supported by both our wholesale and retail divisions. The growth in commercial lines was driven by higher new business, and positive rate increases, primarily in commercial property and casualty lines. Consumer lines increased primarily due to new business growth in A&H.

Asia increased for the three and nine months ended September 30, 2024, reflecting higher new business, higher retention and positive rate increases in commercial lines. Consumer lines had strong growth in Asia with growth in new business for both A&H and personal lines. The increase for the nine months ended September 30, 2024, also reflects the consolidation of Huatai Group's P&C business effective July 1, 2023.

Latin America increased for the three and nine months ended September 30, 2024, reflecting growth in commercial lines driven by growth in new business and positive rate increases across property and casualty lines. Our personal lines business including automobile in Mexico, also continues to have strong growth.

Net premiums earned increased $110 million and $961 million, or $190 million and $1,057 million on a constant-dollar basis, for the three and nine months ended September 30, 2024, respectively, reflecting the increase in net premiums written described above.

Combined Ratio
The combined ratio decreased for the three months ended September 30, 2024, primarily reflecting lower catastrophe losses and higher favorable prior period development. The combined ratio increased for the nine months ended September 30, 2024, primarily reflecting lower favorable prior period development. The CAY combined ratio excluding catastrophe losses increased for the nine months ended September 30, 2024, principally related to the consolidation of Huatai.

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

	Three Months Ended				Nine Months Ended
	September 30		% Change		September 30		% Change
(in millions of U.S. dollars, except for percentages)	2024	2023	Q-24 vs. Q-23		2024	2023	YTD-24 vs. YTD-23
Net premiums written	$352	$261	34.8%		$1,122	$831	35.0%
Net premiums written - constant dollars			34.8%				35.1%
Net premiums earned	316	239	32.3%		950	720	32.0%
Losses and loss expenses	200	116	73.0%		492	319	54.2%
Policy acquisition costs	89	69	27.1%		250	196	27.8%
Administrative expenses	9	9	10.8%		29	27	8.1%
Underwriting income	18	45	(60.6)%		179	178	0.6%
Net investment income	64	47	37.9%		179	144	24.5%
Other (income) expense	—	—	—		—	(1)	NM
Segment income	$82	$92	(10.1)%		$358	$323	10.9%
Combined ratio:
Loss and loss expense ratio	63.3%	48.4%	14.9	pts	51.8%	44.3%	7.5	pts
Policy acquisition cost ratio	28.0%	29.1%	(1.1)	pts	26.3%	27.2%	(0.9)	pts
Administrative expense ratio	3.1%	3.8%	(0.7)	pts	3.1%	3.8%	(0.7)	pts
Combined ratio	94.4%	81.3%	13.1	pts	81.2%	75.3%	5.9	pts
Catastrophe losses	(20.2)%	(2.7)%	(17.5)	pts	(6.7)%	(1.0)%	(5.7)	pts
Prior period development	1.6%	0.2%	1.4	pts	2.1%	3.7%	(1.6)	pts
CAY combined ratio excluding catastrophe losses	75.8%	78.8%	(3.0)	pts	76.6%	78.0%	(1.4)	pts
NM - not meaningful

Net Catastrophe Losses and Prior Period Development

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2024	2023	2024	2023
Net Catastrophe losses	$63	$6	$63	$7
Favorable prior period development	$5	$—	$20	$25
Catastrophe losses through September 30, 2024 and 2023, were primarily from the following events:
•2024: Hurricane Helene and flooding in Canada.
•2023: Hurricane Idalia.
Refer to Note 8 to the Consolidated Financial Statements for detail on prior period development.

Premiums
Net premiums written increased $91 million and $291 million for the three and nine months ended September 30, 2024, respectively, primarily reflecting continued growth driven by strong new business. Growth was most notably in property and casualty lines, partially offset by a decrease in financial and specialty lines. The increase for the nine months ended September 30, 2024 included a large one-off structured transaction in the second quarter, which benefited growth by 4.4 percentage points.

Net premiums earned increased $77 million and $230 million for the three and nine months ended September 30, 2024, respectively, reflecting the increase in net premiums written described above including the large one-off structured transaction in the second quarter, which was fully earned when written.

Combined Ratio
The combined ratio increased for the three months ended September 30, 2024, primarily reflecting the impact of higher catastrophe losses, partially offset by the impact of favorable prior period development. The combined ratio increased for the nine months ended September 30, 2024, primarily reflecting the impact of higher catastrophe losses and the impact of lower favorable prior period development.

The CAY combined ratio excluding catastrophe losses decreased for the three and nine months ended September 30, 2024, primarily due to favorable market conditions in property lines. The improvement also reflects the favorable impact of higher net premiums earned on the administrative expense ratio. The improvement for the nine months ended September 30, 2024 was partially offset by the impact of the large structured transaction described above.

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

	Three Months Ended			Nine Months Ended
	September 30		% Change	September 30		% Change
(in millions of U.S. dollars, except for percentages)	2024	2023	Q-24 vs. Q-23	2024	2023	YTD-24 vs. YTD-23
Net premiums written	$1,552	$1,452	6.8%	$4,765	$4,015	18.7%
Net premiums written - constant dollars			10.6%			22.2%
Net premiums earned	1,530	1,442	6.1%	4,709	3,962	18.8%
Losses and loss expenses	32	20	60.0%	86	87	(1.1)%
Policy benefits	989	866	14.2%	3,090	2,283	35.3%
Policy acquisition costs	291	279	4.2%	885	829	6.7%
Administrative expenses	213	216	(0.7)%	638	553	15.4%
Net investment income	250	211	18.9%	738	525	40.7%
Other (income) expense	(39)	(28)	37.4%	(111)	(69)	60.5%
Amortization of purchased intangibles	10	12	(11.1)%	31	18	75.8%
Segment income	$284	$288	(1.6)%	$828	$786	5.3%
Segment income - constant dollars			2.3%			8.5%

Premiums
Net premiums written increased $100 million and $750 million, or $149 million and $865 million on a constant-dollar basis, for the three and nine months ended September 30, 2024, respectively.

For our international life operations, net premiums written increased 5.5 percent and 20.8 percent for the three and nine months ended September 30, 2024, primarily due to strong growth in North Asia, notably Hong Kong and Taiwan. The increase for the nine months ended September 30, 2024, is also due to the consolidation of Huatai Group's life business, which contributed 15.7 percentage points of growth.

Net premiums written in our North American Combined Insurance business increased 14.4 percent and 10.5 percent for the three and nine months ended September 30, 2024, respectively, due to growth in its worksite business of 31.7 percent and 27.0 percent, partially offset by the non-renewal of a large program.

Deposits
The following table presents deposits collected on universal life and investment contracts:

	Three Months Ended					Nine Months Ended
	September 30			% Change		September 30			% Change
(in millions of U.S. dollars, except for percentages)	2024	2023	C$ 2023	Q-24 vs. Q-23	C$ Q-24 vs. Q-23	2024	2023	C$ 2023	Y-24 vs. Y-23	C$ Y-24 vs. Y-23
Deposits collected on universal life and investment contracts	$586	$388	$380	51.2%	54.2%	$1,733	$1,097	$1,065	58.0%	62.8%

Deposits collected on universal life and investment contracts (life deposits) are not reflected as revenues in our Consolidated statements of operations in accordance with U.S. GAAP. New life deposits are an important component of production, and although they do not significantly affect current period income from operations, they are key to our efforts to grow our business. Life deposits collected increased $198 million and $636 million for the three and nine months ended September 30, 2024, respectively, primarily from Taiwan. The increase for the nine months ended September 30, 2024 also reflects the consolidation of Huatai Life business.

Life Insurance segment income
Life Insurance segment income decreased $4 million, but increased $6 million on a constant-dollar basis, for the three months ended September 30, 2024, which was impacted by lower favorable loss reserve development related to our Combined Insurance supplemental A&H business and impact of foreign exchange from the Korean Won. Life Insurance segment income increased $42 million, or $65 million on a constant-dollar basis, for the nine months ended September 30, 2024, reflecting the growth in premiums described above, as well as higher net investment income from higher assets under management and fixed income yield.

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

	Three Months Ended			Nine Months Ended
	September 30		% Change	September 30		% Change
(in millions of U.S. dollars, except for percentages)	2024	2023	Q-24 vs. Q-23	2024	2023	YTD-24 vs. YTD-23
Losses and loss expenses	$58	$61	(7.1)%	$161	$133	20.2%
Administrative expenses	104	98	6.5%	310	290	7.0%
Underwriting loss	162	159	1.2%	471	423	11.3%
Net investment income (loss)	(28)	14	NM	(86)	28	NM
Other (income) expense	(202)	(51)	299.0%	(263)	(251)	4.7%
Amortization of purchased intangibles	40	44	(8.5)%	122	129	(5.8)%
Net realized gains (losses)	179	(96)	NM	101	(481)	NM
Market risk benefits gains (losses)	(230)	(32)	NM	(238)	(154)	53.8%
Interest expense	192	174	10.9%	552	499	10.8%
Integration expenses	7	14	(50.1)%	21	51	(59.0)%
Income tax expense	504	413	22.0%	1,336	1,189	12.4%
Net loss	$(782)	$(867)	(9.8)%	$(2,462)	$(2,647)	(7.0)%
Net income (loss) attributable to noncontrolling interests	166	(3)	NM	303	(3)	NM
Net loss attributable to Chubb	$(948)	$(864)	9.7%	$(2,765)	$(2,644)	4.6%
NM - not meaningful

Administrative expenses increased $6 million and $20 million for the three and nine months ended September 30, 2024, respectively, primarily due to increased spending to support growth, including digital growth initiatives.

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

The following tables present our net realized and unrealized gains (losses):

	Three Months Ended September 30
			2024			2023
(in millions of U.S. dollars)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact
Fixed maturities	$111	$3,459	$3,570	$(70)	$(2,181)	$(2,251)
Investment and embedded derivative instruments	66	—	66	9	—	9
Public equity
Sales	(6)	—	(6)	(45)	—	(45)
Mark-to-market	129	—	129	(55)	—	(55)
Private equity (less than 3 percent ownership)
Mark-to-market	(41)	—	(41)	40	—	40
Total investment portfolio	259	3,459	3,718	(121)	(2,181)	(2,302)
Other derivative instruments	(2)	—	(2)	(7)	—	(7)
Foreign exchange	(58)	445	387	(67)	(317)	(384)
Current discount rate on future policy benefits	—	(672)	(672)	—	683	683
Instrument-specific credit risk on market risk benefits	—	(8)	(8)	—	(5)	(5)
Other	(1)	(19)	(20)	92	48	140
Net gains (losses), pre-tax	$198	$3,205	$3,403	$(103)	$(1,772)	$(1,875)

	Nine Months Ended September 30
			2024			2023
(in millions of U.S. dollars)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact
Fixed maturities	$186	$2,293	$2,479	$(357)	$(1,589)	$(1,946)
Investment and embedded derivative instruments	6	—	6	(92)	—	(92)
Public equity
Sales	5	—	5	(48)	—	(48)
Mark-to-market	142	—	142	(13)	—	(13)
Private equity (less than 3 percent ownership)
Mark-to-market	39	—	39	75	—	75
Total investment portfolio	378	2,293	2,671	(435)	(1,589)	(2,024)
Other derivative instruments	(7)	—	(7)	(6)	—	(6)
Foreign exchange	(162)	(5)	(167)	(122)	(279)	(401)
Current discount rate on future policy benefits	—	(672)	(672)	—	497	497
Instrument-specific credit risk on market risk benefits	—	2	2	—	3	3
Other	(8)	(17)	(25)	79	63	142
Net gains (losses), pre-tax	$201	$1,601	$1,802	$(484)	$(1,305)	$(1,789)

Pre-tax net unrealized gains of $3,459 million and $2,293 million in our investment portfolio for the three and nine months ended September 30, 2024, respectively, were primarily driven by lower interest rates.

Pre-tax net realized gains of $198 million and $201 million for the three and nine months ended September 30, 2024, respectively, includes $111 million and $186 million, respectively on fixed maturities, comprising mark-to-market gains on Other investments - fixed maturities, partially offset by losses on sales of fixed income securities. In addition, there were pre-tax net realized gains from mark-to-market gains on public equity securities, partially offset by foreign exchange losses.

Effective Income Tax Rate
Our effective tax rate (ETR) reflects a mix of income or losses in jurisdictions with a wide range of tax rates, permanent differences between U.S. GAAP and local tax laws, and the impact of discrete items. A change in the geographic mix of earnings could impact our ETR.

For the three and nine months ended September 30, 2024, our ETR was 16.8 percent and 16.0 percent, respectively, compared to an ETR of 16.8 percent and 17.2 percent, respectively, in the prior year. The ETR for each period was impacted by our mix of earnings among various jurisdictions and by discrete tax items. The nine months ended September 30, 2024 included an incremental deferred tax benefit of $55 million in the first quarter related to the Bermuda tax law enacted in December 2023.

Non-GAAP Reconciliation
In presenting our results, we included and discussed certain non-GAAP measures. These non-GAAP measures, which may be defined differently by other companies, are important for an understanding of our overall results of operations and financial condition. However, they should not be viewed as a substitute for measures determined in accordance with GAAP.

We provide financial measures, including net premiums written, net premiums earned, segment income, and underwriting income on a constant-dollar basis. We believe it is useful to evaluate the trends in our results exclusive of the effect of fluctuations in exchange rates between the U.S. dollar and the currencies in which our international business is transacted, as these exchange rates could fluctuate significantly between periods and distort the analysis of trends. The impact is determined by assuming constant foreign exchange rates between periods by translating prior period results using the same local currency exchange rates as the comparable current period.

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
Three Months Ended
September 30, 2024
(in millions of U.S. dollars except for ratios)
Numerator
Losses and loss expenses/policy benefits	A	$3,391	$879	$1,193	$1,751	$200	$58	$7,472
Catastrophe losses and related adjustments
Catastrophe losses, net of related adjustments		(340)	(230)	(29)	(103)	(63)	—	(765)
Reinstatement premiums collected (expensed) on catastrophe losses		—	—	—	—	4	—	4
Catastrophe losses, gross of related adjustments		(340)	(230)	(29)	(103)	(67)	—	(769)
PPD and related adjustments
PPD, net of related adjustments - favorable (unfavorable)		39	189	6	60	5	(55)	244
Net premiums earned adjustments on PPD - unfavorable (favorable)		69	—	—	—	—	—	69
Expense adjustments - unfavorable (favorable)		2	—	—	—	—	—	2
PPD, gross of related adjustments - favorable (unfavorable)		110	189	6	60	5	(55)	315
CAY loss and loss expense ex CATs	B	$3,161	$838	$1,170	$1,708	$138	$3	$7,018
Policy acquisition costs and administrative expenses
Policy acquisition costs and administrative expenses	C	$1,027	$403	$90	$1,192	$98	$104	$2,914
Expense adjustments - favorable (unfavorable)		(2)	—	—	—	—	—	(2)
Policy acquisition costs and administrative expenses, adjusted	D	$1,025	$403	$90	$1,192	$98	$104	$2,912
Denominator
Net premiums earned	E	$5,110	$1,577	$1,419	$3,421	$316		$11,843
Reinstatement premiums (collected) expensed on catastrophe losses		—	—	—	—	(4)		(4)
Net premiums earned adjustments on PPD - unfavorable (favorable)		69	—	—	—	—		69
Net premiums earned excluding adjustments	F	$5,179	$1,577	$1,419	$3,421	$312		$11,908
P&C Combined ratio
Loss and loss expense ratio	A/E	66.4%	55.8%	84.1%	51.2%	63.3%		63.1%
Policy acquisition cost and administrative expense ratio	C/E	20.1%	25.5%	6.3%	34.8%	31.1%		24.6%
P&C Combined ratio		86.5%	81.3%	90.4%	86.0%	94.4%		87.7%
CAY P&C Combined ratio ex CATs
Loss and loss expense ratio, adjusted	B/F	61.0%	53.1%	82.5%	49.9%	44.4%		58.9%
Policy acquisition cost and administrative expense ratio, adjusted	D/F	19.8%	25.6%	6.4%	34.9%	31.4%		24.5%
CAY P&C Combined ratio ex CATs		80.8%	78.7%	88.9%	84.8%	75.8%		83.4%
Combined ratio
Combined ratio								87.7%
Add: impact of gains and losses on crop derivatives								—
P&C Combined ratio								87.7%
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
Nine Months Ended
September 30, 2024
(in millions of U.S. dollars except for ratios)
Numerator
Losses and loss expenses/policy benefits	A	$9,640	$2,654	$1,785	$5,040	$492	$161	$19,772
Catastrophe losses and related adjustments
Catastrophe losses, net of related adjustments		(828)	(538)	(65)	(286)	(63)	—	(1,780)
Reinstatement premiums collected (expensed) on catastrophe losses		—	—	—	—	4	—	4
Catastrophe losses, gross of related adjustments		(828)	(538)	(65)	(286)	(67)	—	(1,784)
PPD and related adjustments
PPD, net of related adjustments - favorable (unfavorable)		231	305	34	210	20	(157)	643
Net premiums earned adjustments on PPD - unfavorable (favorable)		77	—	39	—	—	—	116
Expense adjustments - unfavorable (favorable)		9	—	3	—	—	—	12
PPD reinstatement premiums - unfavorable (favorable)		—	—	—	—	1	—	1
PPD, gross of related adjustments - favorable (unfavorable)		317	305	76	210	21	(157)	772
CAY loss and loss expense ex CATs	B	$9,129	$2,421	$1,796	$4,964	$446	$4	$18,760
Policy acquisition costs and administrative expenses
Policy acquisition costs and administrative expenses	C	$3,030	$1,176	$161	$3,536	$279	$310	$8,492
Expense adjustments - favorable (unfavorable)		(9)	—	(3)	—	—	—	(12)
Policy acquisition costs and administrative expenses, adjusted	D	$3,021	$1,176	$158	$3,536	$279	$310	$8,480
Denominator
Net premiums earned	E	$14,890	$4,560	$2,173	$9,966	$950		$32,539
Reinstatement premiums (collected) expensed on catastrophe losses		—	—	—	—	(4)		(4)
Net premiums earned adjustments on PPD - unfavorable (favorable)		77	—	39	—	—		116
PPD reinstatement premiums - unfavorable (favorable)		—	—	—	—	1		1
Net premiums earned excluding adjustments	F	$14,967	$4,560	$2,212	$9,966	$947		$32,652
P&C Combined ratio
Loss and loss expense ratio	A/E	64.7%	58.2%	82.2%	50.6%	51.8%		60.8%
Policy acquisition cost and administrative expense ratio	C/E	20.4%	25.8%	7.4%	35.5%	29.4%		26.1%
P&C Combined ratio		85.1%	84.0%	89.6%	86.1%	81.2%		86.9%
CAY P&C Combined ratio ex CATs
Loss and loss expense ratio, adjusted	B/F	61.0%	53.1%	81.3%	49.8%	47.0%		57.5%
Policy acquisition cost and administrative expense ratio, adjusted	D/F	20.2%	25.8%	7.1%	35.5%	29.6%		25.9%
CAY P&C Combined ratio ex CATs		81.2%	78.9%	88.4%	85.3%	76.6%		83.4%
Combined ratio
Combined ratio								86.9%
Add: impact of gains and losses on crop derivatives								—
P&C Combined ratio								86.9%
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
Nine Months Ended
September 30, 2023
(in millions of U.S. dollars except for ratios)
Numerator
Losses and loss expenses/policy benefits	A	$8,625	$2,634		$2,003	$4,477	$319	$133	$18,191
Catastrophe losses and related adjustments
Catastrophe losses, net of related adjustments		(639)	(586)		(37)	(259)	(7)	—	(1,528)
Reinstatement premiums collected (expensed) on catastrophe losses		—	—		—	—	—	—	—
Catastrophe losses, gross of related adjustments		(639)	(586)		(37)	(259)	(7)	—	(1,528)
PPD and related adjustments
PPD, net of related adjustments - favorable (unfavorable)		302	135		12	253	25	(131)	596
Net premiums earned adjustments on PPD - unfavorable (favorable)		78	—		(2)	—	—	—	76
Expense adjustments - unfavorable (favorable)		14	—		—	—	—	—	14
PPD reinstatement premiums - unfavorable (favorable)		—	(2)		—	—	5	—	3
PPD, gross of related adjustments - favorable (unfavorable)		394	133		10	253	30	(131)	689
CAY loss and loss expense ex CATs	B	$8,380	$2,181		$1,976	$4,471	$342	$2	$17,352
Policy acquisition costs and administrative expenses
Policy acquisition costs and administrative expenses	C	$2,801	$1,083		$137	$3,185	$223	$290	$7,719
Expense adjustments - favorable (unfavorable)		(14)	—		—	—	—	—	(14)
Policy acquisition costs and administrative expenses, adjusted	D	$2,787	$1,083		$137	$3,185	$223	$290	$7,705
Denominator
Net premiums earned	E	$13,710	$4,084		$2,334	$9,005	$720		$29,853
Net premiums earned adjustments on PPD - unfavorable (favorable)		78	—		(2)	—	—		76
PPD reinstatement premiums - unfavorable (favorable)		—	(2)		—	—	5		3
Net premiums earned excluding adjustments	F	$13,788	$4,082	—	$2,332	$9,005	$725		$29,932
P&C Combined ratio
Loss and loss expense ratio	A/E	62.9%	64.5%		85.8%	49.7%	44.3%		60.9%
Policy acquisition cost and administrative expense ratio	C/E	20.4%	26.5%		5.9%	35.4%	31.0%		25.9%
P&C Combined ratio		83.3%	91.0%		91.7%	85.1%	75.3%		86.8%
CAY P&C Combined ratio ex CATs
Loss and loss expense ratio, adjusted	B/F	60.8%	53.4%		84.7%	49.7%	47.2%		58.0%
Policy acquisition cost and administrative expense ratio, adjusted	D/F	20.2%	26.6%		5.9%	35.3%	30.8%		25.7%
CAY P&C Combined ratio ex CATs		81.0%	80.0%		90.6%	85.0%	78.0%		83.7%
Combined ratio
Combined ratio									86.8%
Add: impact of gains and losses on crop derivatives									—
P&C Combined ratio									86.8%
Note: The ratios above are calculated using whole U.S. dollars. Accordingly, calculations using rounded amounts may differ. Letters A, B, C, D, E, and F included in the table are references for calculating the ratios above.

Amortization of Purchased Intangibles and Other Amortization
Amortization of purchased intangibles
Amortization expense related to purchased intangibles was $81 million and $241 million for the three and nine months ended September 30, 2024, respectively, compared with $84 million and $226 million for the prior year periods, respectively.

At September 30, 2024, the deferred tax liability associated with the Other intangible assets (excluding the fair value adjustment on Unpaid losses and loss expenses) was $1,516 million.

The following table presents, as of September 30, 2024, the expected reduction to the deferred tax liability associated with the amortization of Other intangible assets, at current foreign currency exchange rates, for the fourth quarter of 2024 and for the next five years:

For the Years Ending December 31 (in millions of U.S. dollars)	Reduction to deferred tax liability associated with intangible assets
Fourth quarter of 2024	$21
2025	76
2026	70
2027	65
2028	62
2029	55
Total	$349

Amortization of the fair value adjustment on assumed long-term debt
The following table presents, as of September 30, 2024, the expected amortization benefit from the fair value adjustment on assumed long-term debt related to the Chubb Corp acquisition for the fourth quarter of 2024 and for the next five years:

For the Years Ending December 31 (in millions of U.S. dollars)	Amortization benefit of the fair value adjustment on assumed long-term debt (1)
Fourth quarter of 2024	$6
2025	21
2026	21
2027	21
2028	21
2029	21
Total	$111
(1)Recorded as a reduction to Interest expense in the Consolidated statements of operations.

Net Investment Income

	Three Months Ended September 30		Nine Months Ended September 30
(in millions of U.S. dollars)	2024	2023	2024	2023
Fixed maturities (1)	$1,407	$1,198	$4,085	$3,355
Short-term investments	48	60	138	147
Other interest income	20	17	58	46
Equity securities	25	53	84	68
Private equities	23	18	70	38
Other investments	33	16	78	54
Gross investment income (1)	1,556	1,362	4,513	3,708
Investment expenses	(48)	(48)	(146)	(142)
Net investment income (1)	$1,508	$1,314	$4,367	$3,566
(1) Includes amortization expense related to fair value adjustment of acquired invested assets	$(5)	$(9)	$(14)	$(14)

Net investment income is influenced by a number of factors including the amounts and timing of inward and outward cash flows, the level of interest rates, and changes in overall asset allocation. Net investment income increased 14.7 percent for the three months ended September 30, 2024, primarily due to higher reinvestment rates on fixed maturities. Net investment income increased 22.5 percent for the nine months ended September 30, 2024, primarily reflecting higher reinvestment rates on fixed maturities and the consolidation of Huatai Group.

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

	Three Months Ended September 30		Nine Months Ended September 30
(in millions of U.S. dollars)	2024	2023	2024	2023
Total mark-to-market gain on private equity, pre-tax	$170	$90	$357	$364

Interest Expense
Interest expense for the nine months ended September 30, 2024, was $552 million comprising $568 million related to fixed expenses on existing debt obligations and variable expenses, and a $16 million benefit related to the amortization of the fair value of debt assumed in the Chubb Corp acquisition. The variable expenses relate to fees from the usage of certain facilities, including letters of credit, and interest on held collateral and repurchase agreements. Based on projected variable expenses and our existing debt obligations, including the $1.0 billion of 5.00 percent senior notes issued on March 7, 2024, the new $700 million of 4.65 percent senior notes issued on July 31, 2024, and the new $600 million of 5.00 percent senior notes issued on July 31, 2024, we expect pre-tax interest expense to be approximately $200 million for the remainder of 2024, or $768 million for the full year. We also expect a $5 million benefit related to the amortization of the fair value of debt assumed in the Chubb Corp acquisition for the remainder of 2024. For more information on our debt obligations, refer to Note 12 to the Consolidated Financial Statements herein, and Note 13 to the Consolidated Financial Statements, under Item 8 in our 2023 Form 10-K.

Investments
Our investment portfolio is invested primarily in publicly traded, investment grade, fixed income securities with an average credit quality of A/A as rated by the independent investment rating services Standard and Poor’s (S&P)/Moody’s Investors Service (Moody’s) at September 30, 2024. Excluding Huatai, the portfolio is primarily managed externally by independent, professional investment managers and is broadly diversified across geographies, sectors, and issuers. We hold no collateralized debt obligations in our investment portfolio, and we provide no credit default protection. We have long-standing global credit limits for our entire portfolio across the organization. Exposures are aggregated, monitored, and actively managed by our Global Credit Committee, comprising senior executives, including our Chief Financial Officer, our Chief Risk Officer, our Chief Investment Officer, and our Treasurer. We also have well-established, strict contractual investment rules requiring managers to maintain highly diversified exposures to individual issuers and closely monitor investment manager compliance with portfolio guidelines.

The following table shows the fair value and cost/amortized cost, net of valuation allowance, of our invested assets:

	September 30, 2024		December 31, 2023
(in millions of U.S. dollars)	Fair Value	Cost/ Amortized Cost, Net	Fair Value	Cost/ Amortized Cost, Net
Short-term investments	$4,375	$4,378	$4,551	$4,551
Other investments - Fixed maturities	5,905	5,905	3,773	3,773
Fixed maturities available-for-sale	117,265	119,366	106,571	110,972
Fixed income securities	127,545	129,649	114,895	119,296
Equity securities	4,404	4,404	3,455	3,455
Private debt held-for-investment	2,650	2,619	2,560	2,553
Private equities and other	16,655	16,655	15,832	15,832
Total investments	$151,254	$153,327	$136,742	$141,136

The fair value of our total investments increased $14.5 billion during the nine months ended September 30, 2024, due to the investing of operating cash flow, unrealized gains, and net proceeds from debt issuance. The valuation of our fixed income portfolio is impacted by changes in interest rates.

The following tables present the fair value of our fixed income securities at September 30, 2024, and December 31, 2023. The first table lists investments according to type and second according to S&P credit rating:

	September 30, 2024		December 31, 2023
(in millions of U.S. dollars, except for percentages)	Fair Value	% of Total	Fair Value	% of Total
U.S. Treasury / Agency	$2,629	2%	$3,590	3%
Corporate and asset-backed securities	46,693	37%	42,830	37%
Mortgage-backed securities	28,474	22%	22,058	19%
Municipal	1,968	2%	2,929	3%
Non-U.S.	43,406	34%	38,937	34%
Short-term investments	4,375	3%	4,551	4%
Total (1)	$127,545	100%	$114,895	100%
AAA	$13,987	11%	$12,669	11%
AA	39,115	31%	34,312	30%
A	30,797	24%	27,674	24%
BBB	23,900	19%	20,810	18%
BB	10,738	8%	10,270	9%
B	8,432	7%	8,580	7%
Other	576	—%	580	1%
Total (1)	$127,545	100%	$114,895	100%
(1) Includes fixed maturities recorded in Other investments in the Consolidated balance sheets of $5.9 billion and $3.8 billion at September 30, 2024, and December 31, 2023, respectively.

Corporate and asset-backed securities
The following table presents our 10 largest global exposures to corporate bonds by fair value at September 30, 2024:

(in millions of U.S. dollars)	Fair Value
Bank of America Corp	$910
Morgan Stanley	774
JPMorgan Chase & Co	716
Wells Fargo & Co	661
Citigroup Inc	598
Goldman Sachs Group Inc	597
AT&T Inc	445
Verizon Communications Inc	440
UBS Group AG	439
HSBC Holdings Plc	386

Mortgage-backed securities
The following table shows the fair value and amortized cost, net of valuation allowance, of our mortgage-backed securities:

	S&P Credit Rating					Fair Value	Amortized Cost, Net
September 30, 2024 (in millions of U.S. dollars)	AAA	AA	A	BBB	BB and below	Total	Total
Agency residential mortgage-backed securities (RMBS)	$9	$24,888	$—	$—	$—	$24,897	$25,844
Non-agency RMBS	1,683	166	126	98	6	2,079	2,106
Commercial mortgage-backed securities	1,278	124	90	4	2	1,498	1,567
Total mortgage-backed securities	$2,970	$25,178	$216	$102	$8	$28,474	$29,517

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

The following table summarizes the fair value and amortized cost, net of valuation allowance, of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. government securities at September 30, 2024:

(in millions of U.S. dollars)	Fair Value	Amortized Cost, Net
Republic of Korea	$1,951	$1,842
People's Republic of China	1,701	1,630
Canada	946	959
Taiwan	845	830
Kingdom of Thailand	656	624
United Mexican States	595	607
Federative Republic of Brazil	567	579
Commonwealth of Australia	563	628
Province of Ontario	523	530
Socialist Republic of Vietnam	463	351
Other Non-U.S. Government Securities	7,244	7,345
Total	$16,054	$15,925
The following table summarizes the fair value and amortized cost, net of valuation allowance, of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. corporate securities at September 30, 2024:

(in millions of U.S. dollars)	Fair Value	Amortized Cost, Net
China	$6,960	$6,939
United Kingdom	2,676	2,738
Canada	2,493	2,490
United States (1)	1,886	1,899
France	1,688	1,697
South Korea	1,606	1,553
Australia	1,168	1,202
Japan	863	873
Germany	650	672
Switzerland	560	573
Other Non-U.S. Corporate Securities	6,802	6,881
Total	$27,352	$27,517
(1)     The countries that are listed in the non-U.S. corporate fixed income portfolio above represent the ultimate parent company's country of risk. Non-U.S. corporate securities could be issued by foreign subsidiaries of U.S. corporations.

Below-investment grade corporate fixed income portfolio
Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss from default by the borrower is greater with below-investment grade securities. Below-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than investment grade issuers. At September 30, 2024, our corporate fixed income investment portfolio included below-investment grade and non-rated securities which, in total, comprised approximately 14 percent of our fixed income portfolio. Our below-investment grade and non-rated portfolio includes over 1,600 issuers, with the greatest single exposure being $175 million.

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

The following table presents a roll-forward of our unpaid losses and loss expenses:

(in millions of U.S. dollars)	Gross Losses	Reinsurance Recoverable (1)	Net Losses
Balance at December 31, 2023	$80,122	$17,884	$62,238
Losses and loss expenses incurred	24,159	4,618	19,541
Losses and loss expenses paid	(19,918)	(4,839)	(15,079)
Other (including foreign exchange translation)	(37)	(32)	(5)
Balance at September 30, 2024	$84,326	$17,631	$66,695
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

Asbestos and Environmental (A&E)
During the three and nine months ended September 30, 2024, we increased environmental net loss reserves for Brandywine managed operations by $47 million. A&E reserves are included in Corporate. Refer to our 2023 Form 10-K for further information on our A&E exposures.

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

Catastrophe Management
We actively monitor and manage our catastrophe risk accumulation around the world from natural perils, which includes setting risk limits based on probable maximum loss (PML) and purchasing catastrophe reinsurance to ensure sufficient liquidity and capital to meet the expectations of regulators, rating agencies, and policyholders, and to provide shareholders with an appropriate risk-adjusted return. Chubb uses internal and external data together with sophisticated, analytical catastrophe loss and risk modeling techniques to ensure an appropriate understanding of risk, including diversification and correlation effects, across different product lines and territories. The table below presents our modeled pre-tax estimates of natural catastrophe PML, net of reinsurance, at September 30, 2024, and does not represent our expected catastrophe losses for any one year.

	Modeled Net Probable Maximum Loss (PML) Pre-tax
	Worldwide (1)		U.S. Hurricane (2)		California Earthquake (3)
	Annual Aggregate		Annual Aggregate		Single Occurrence
(in millions of U.S. dollars, except for percentages)	Chubb	% of Total Chubb Shareholders’ Equity	Chubb	% of Total Chubb Shareholders’ Equity	Chubb	% of Total Chubb Shareholders’ Equity
1-in-10	$2,862	4.4%	$1,623	2.5%	$169	0.3%
1-in-100	$5,489	8.3%	$3,786	5.8%	$1,878	2.9%
1-in-250	$8,583	13.1%	$6,109	9.3%	$2,170	3.3%
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

The PML for worldwide and key U.S. peril regions are based on our in-force portfolio at July 1, 2024, and reflect the September 1, 2024, reinsurance program, as well as inuring reinsurance protection coverage. As of April 1, 2024, we increased retention in North America by $500 million and increased limits by $1.7 billion. On August 31, 2024, a $500 million catastrophe treaty covering named windstorms and earthquakes within Northeast States expired and was not renewed. Refer to the Global Property Catastrophe Reinsurance section for more information. These estimates assume that reinsurance recoverable is fully collectible.

According to the model, for the 1-in-100 return period scenario, there is a one percent chance that our pre-tax annual aggregate losses incurred in any year from U.S. hurricane events could be in excess of $3,786 million (or 5.8 percent of total Chubb shareholders’ equity at September 30, 2024). Effective March 31, 2024, our worldwide and U.S. Hurricane PMLs reflect the latest North Atlantic hurricane vulnerability model.

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

Capital Resources
Capital resources consist of funds deployed or available to be deployed to support our business operations.

	September 30	December 31
(in millions of U.S. dollars, except for ratios)	2024	2023
Short-term debt	$1,571	$1,460
Long-term debt	14,560	13,035
Total financial debt	16,131	14,495
Trust preferred securities	309	308
Total Chubb shareholders’ equity	65,757	59,507
Total capitalization	$82,197	$74,310
Ratio of financial debt to total capitalization	19.6%	19.5%
Ratio of financial debt plus trust preferred securities to total capitalization	20.0%	19.9%

Repurchase agreements are excluded from the table above and are disclosed separately from short-term debt in the Consolidated balance sheets. The repurchase agreements are collateralized borrowings where we maintain the right and ability to redeem the collateral on short notice, unlike short-term debt which comprises the current maturities of our long-term debt instruments.

On March 7, 2024, Chubb INA Holdings LLC (Chubb INA) issued $1.0 billion of 5.00 percent senior notes due March 2034. Chubb INA's $700 million of 3.35 percent senior notes due May 2024 was paid upon maturity. On July 31, 2024, Chubb INA issued $700 million of 4.65 percent senior notes due August 2029 and $600 million of 5.00 percent senior notes due March 2034. Refer to Note 12 to the Consolidated Financial Statements for details about debt issued and debt redeemed.

For the nine months ended September 30, 2024, we repurchased $1.3 billion of Common Shares in a series of open market transactions under the Board of Directors (Board) share repurchase authorization. At September 30, 2024, there were 16,592,565 Common Shares in treasury with a weighted-average cost of $170.96 per share, and $2.4 billion in share repurchase authorization remained.

We generally maintain the ability to issue certain classes of debt and equity securities via a Securities and Exchange Commission (SEC) shelf registration statement which is renewed every three years. This allows us capital market access for refinancing as well as for unforeseen or opportunistic capital needs. On October 3, 2024, we filed a new shelf registration statement which allows us to issue an unlimited amount of certain classes of debt and equity from time to time, replacing the shelf registration statement that was filed in October 2021. This new shelf registration statement expires in October 2027.

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

The following table represents dividends paid per Common Share to shareholders of record on each of the following dates:

Shareholders of record as of:	Dividends paid as of:
December 15, 2023	January 5, 2024	$0.86 (CHF 0.76)
March 15, 2024	April 5, 2024	$0.86 (CHF 0.75)
June 14, 2024	July 5, 2024	$0.91 (CHF 0.82)
September 13, 2024	October 4, 2024	$0.91 (CHF 0.78)

Liquidity
We anticipate that positive cash flows from operations (underwriting activities and investment income) should be sufficient to cover cash outflows under most loss scenarios for the near term. In addition to cash from operations, routine sales of investments, and financing arrangements, we have agreements with a third-party bank provider which implemented two international multi-currency notional cash pooling programs to enhance cash management efficiency during periods of short-term timing mismatches between expected inflows and outflows of cash by currency. The programs allow us to optimize investment income by avoiding portfolio disruption. Should the need arise, we generally have access to capital markets and to credit facilities with letter of credit capacity of $4.0 billion, $3.0 billion of which can be used for revolving credit. At September 30, 2024, our usage under these facilities was $887 million in letters of credit. Our access to credit under these facilities is dependent on the ability of the banks that are a party to the facilities to meet their funding commitments. The facilities require that we maintain certain financial covenants, all of which we met at September 30, 2024. Should the existing credit providers on these facilities experience financial difficulty, we may be required to replace credit sources, possibly in a difficult market. If we cannot obtain adequate capital or sources of credit on favorable terms, on a timely basis, or at all, our business, operating results, and financial condition could be adversely affected. To date, we have not experienced difficulty accessing our credit facility or establishing additional facilities when needed.

The payment of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction, as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies. During the nine months ended September 30, 2024, we were able to meet all our obligations, including the payments of dividends on our Common Shares, with our net cash flows.

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions as well as the subsidiary’s financial condition are paramount to the dividend decision. Chubb Limited received dividends of $1.0 billion and $1.4 billion from its Bermuda subsidiaries during the nine months ended September 30, 2024 and 2023, respectively. Chubb Limited received cash dividends of nil and $28 million and non-cash dividends of nil and $291 million from Swiss subsidiaries during the nine months ended September 30, 2024 and 2023, respectively. Chubb Limited also received dividends of $91 million from its other international subsidiary during the nine months ended September 30, 2024.

The U.S. insurance subsidiaries of Chubb INA may pay dividends, without prior regulatory approval, subject to restrictions set out in state law of the subsidiary’s domicile (or, if applicable, commercial domicile). Chubb INA’s international subsidiaries are also subject to insurance laws and regulations particular to the countries in which the subsidiaries operate. These laws and regulations sometimes include restrictions that limit the amount of dividends payable without prior approval of regulatory insurance authorities. Chubb Limited received no dividends from Chubb INA during the nine months ended September 30, 2024 and 2023. Debt issued by Chubb INA is serviced by statutorily permissible distributions by Chubb INA’s insurance subsidiaries to Chubb INA as well as other group resources. Chubb INA received dividends of $1.8 billion and $976 million from its subsidiaries during the nine months ended September 30, 2024 and 2023, respectively.

Cash Flows
Our sources of liquidity include cash from operations, routine sales of investments, and financing arrangements. The following is a discussion of our cash flows for the nine months ended September 30, 2024 and 2023.

Operating cash flows were $11.6 billion in the nine months ended September 30, 2024, compared to $9.4 billion in the prior year period, primarily due to higher net investment income and net premiums collected, partially offset by higher net losses paid and income taxes paid.

Cash used for investing was $11.4 billion in the nine months ended September 30, 2024, compared to $5.4 billion in the prior year period, an increase of $6.0 billion, which primarily included higher net purchases of fixed maturities and equity securities of $5.5 billion.

Cash used for financing was $0.1 billion in the nine months ended September 30, 2024, compared to $3.3 billion in the prior year period, a decrease of $3.2 billion. This was primarily due to net proceeds from the issuance of long-term debt, net of repayments of $1.6 billion compared with repayments of $475 million in the prior year, and fewer common shares repurchased of $497 million.

We use repurchase agreements as a low-cost funding alternative. At September 30, 2024, there were $3.0 billion in repurchase agreements outstanding with various maturities over the next nine months.

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

The following table presents the condensed balance sheets of Chubb Limited and Chubb INA Holdings LLC, after elimination of investment in any non-guarantor subsidiary:

	Chubb Limited (Parent Guarantor)		Chubb INA Holdings LLC (Subsidiary Issuer)
	September 30	December 31	September 30	December 31
(in millions of U.S. dollars)	2024	2023	2024	2023
Assets
Investments	$—	$—	$107	$103
Cash	215	77	199	3
Due from parent guarantor/subsidiary issuer	653	441	—	—
Due from subsidiaries that are not issuers or guarantors	512	539	625	571
Other assets	6	12	2,952	2,785
Total assets	$1,386	$1,069	$3,883	$3,462
Liabilities
Due to parent guarantor/subsidiary issuer	$—	$—	$653	$441
Due to subsidiaries that are not issuers or guarantors	255	263	252	593
Affiliated notional cash pooling programs	787	594	—	455
Short-term debt	—	—	1,571	1,460
Long-term debt	—	—	14,560	13,035
Trust preferred securities	—	—	309	308
Other liabilities	571	657	1,408	1,496
Total liabilities	1,613	1,514	18,753	17,788
Total equity	(227)	(445)	(14,870)	(14,326)
Total liabilities and equity	$1,386	$1,069	$3,883	$3,462

The following table presents the condensed statements of operations and comprehensive loss of Chubb Limited and Chubb INA Holdings LLC, excluding equity in earnings from non-guarantor subsidiaries:

Nine Months Ended September 30, 2024	Chubb Limited (Parent Guarantor)	Chubb INA Holdings LLC (Subsidiary Issuer)
(in millions of U.S. dollars)
Net investment income (loss)	$(19)	$(36)
Net realized gains (losses)	(13)	(42)
Administrative expenses	87	(11)
Interest (income) expense	(9)	362
Other (income) expense	(33)	32
Income tax expense (benefit)	14	(156)
Net loss	$(91)	$(305)
Comprehensive loss	$(91)	$(599)

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

The tables below are estimates of the sensitivities to instantaneous changes in economic inputs (e.g., equity shock, interest rate shock etc.) at September 30, 2024, for both the fair value of the MRB liability (FVL) and the fair value of specific derivative instruments held (hedge value) to partially offset the risk in the MRB reinsurance portfolio. The following assumptions should be considered when using the below tables:

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

•The hedge sensitivity is from September 30, 2024, market levels and only applicable to the equity and interest rate sensitivities table below.

•The sensitivities do not scale linearly and may be proportionally greater for larger movements in the market factors. Actual sensitivity of our net income may differ from those disclosed in the tables below due to fluctuations in short-term market movements.

Sensitivities to equity and interest rate movements
(in millions of U.S. dollars)		Worldwide Equity Shock
Interest Rate Shock		+10%	Flat	-10%	-20%	-30%	-40%
+100 bps	(Increase)/decrease in FVL	$291	$194	$78	$(65)	$(245)	$(478)
	Increase/(decrease) in hedge value	(99)	—	99	198	297	397
	Increase/(decrease) in net income	$192	$194	$177	$133	$52	$(81)
Flat	(Increase)/decrease in FVL	$114	$—	$(136)	$(302)	$(512)	$(774)
	Increase/(decrease) in hedge value	(99)	—	99	198	297	397
	Increase/(decrease) in net income	$15	$—	$(37)	$(104)	$(215)	$(377)
-100 bps	(Increase)/decrease in FVL	$(105)	$(238)	$(396)	$(586)	$(825)	$(1,113)
	Increase/(decrease) in hedge value	(99)	—	99	198	297	397
	Increase/(decrease) in net income	$(204)	$(238)	$(297)	$(388)	$(528)	$(716)

Sensitivities to Other Economic Variables		AA-rated Credit Spreads		Interest Rate Volatility		Equity Volatility
(in millions of U.S. dollars)		+100 bps	-100 bps	+2%	-2%	+2%	-2%
(Increase)/decrease in FVL		$54	$(61)	$(1)	$1	$(19)	$18
Increase/(decrease) in net income		$54	$(61)	$(1)	$1	$(19)	$18

Market Risk Benefits Net Amount at Risk
All our MRB reinsurance treaties include annual or aggregate claim limits and many include an aggregate deductible which limit the net amount at risk under these programs. The tables below present the net amount at risk at September 30, 2024, following an immediate change in equity market levels, assuming all global equity markets are impacted equally.

a) Reinsurance covering the GMDB risk only

	Equity Shock
(in millions of U.S. dollars)	+20%	Flat	-20%	-40%	-60%	-80%
GMDB net amount at risk	$215	$213	$349	$624	$639	$520
Claims at 100% immediate mortality	130	137	147	138	127	112

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

b) Reinsurance covering the GLB risk only

	Equity Shock
(in millions of U.S. dollars)	+20%	Flat	-20%	-40%	-60%	-80%
GLB net amount at risk	$745	$975	$1,339	$1,851	$2,155	$2,418

The treaty limits cause the net amount at risk to increase at a declining rate as equity markets fall.
c) Reinsurance covering both the GMDB and GLB risks on the same underlying policyholders

	Equity Shock
(in millions of U.S. dollars)	+20%	Flat	-20%	-40%	-60%	-80%
GMDB net amount at risk	$35	$41	$50	$60	$69	$75
GLB net amount at risk	296	366	461	579	695	736
Claims at 100% immediate mortality	26	26	25	25	25	25

The treaty limits cause the GMDB and GLB net amount at risk to increase at a declining rate as equity markets fall.

ITEM 4. Controls and Procedures
Chubb’s management, with the participation of Chubb’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Chubb’s disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as of September 30, 2024. Based upon that evaluation, Chubb’s Chief Executive Officer and Chief Financial Officer concluded that Chubb’s disclosure controls and procedures are effective in allowing information required to be disclosed in reports filed under the Securities Exchange Act of 1934 to be recorded, processed, summarized, and reported within time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to Chubb’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Effective July 1, 2023, Chubb discontinued the equity method of accounting to its investment in Huatai Group and applied consolidation accounting. Since the date of consolidation, we have worked to incorporate internal control processes for the consolidated business.
There have been no other changes in Chubb's internal controls over financial reporting during the three months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, Chubb's internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings
The information required with respect to this item is included in Note 13 h) to the Consolidated Financial Statements, which is hereby incorporated herein by reference.

ITEM 1A. Risk Factors
There have been no material changes to the risk factors described under "Risk Factors" under Item 1A of Part I of our 2023 Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer’s Repurchases of Equity Securities
The following table provides information with respect to purchases by Chubb of its Common Shares during the three months ended September 30, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
July 1 through July 31	299,507	$260.92	296,344	$2.73	billion
August 1 through August 31	7,200	$271.44	—	$2.73	billion
September 1 through September 30	1,146,624	$292.70	1,145,263	$2.40	billion
Total	1,453,331	$286.04	1,441,607
(1)This column represents open market share repurchases and the surrender to Chubb of Common Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and to cover the cost of the exercise of options by employees through stock swaps.
(2)The aggregate value of shares purchased in the three months ended September 30, 2024 as part of the publicly announced plan was $413 million. Refer to Note 14 to the Consolidated Financial Statements for more information on the Chubb Limited securities repurchase authorizations.

ITEM 5. Other Information
During the three months ended September 30, 2024, no director or officer of Chubb (as defined in Rule 16a-1(f) under the Exchange Act) informed us of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408 of SEC Regulation S-K.

ITEM 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
3.1	Articles of Association of the Company, as amended and restated	8-K	3.1	May 16, 2024

3.2	Organizational Regulations of the Company, as amended	10-K	3.2	February 24, 2023

4.1	Articles of Association of the Company, as amended and restated	8-K	4.1	May 16, 2024

4.2	Organizational Regulations of the Company, as amended	10-K	4.2	February 24, 2023

4.3	Form of Officer's Certificate related to the 4.650% Senior Notes due 2029 and the 5.000% Senior Notes due 2034	8-K	4.1	July 31, 2024

4.4	Form of Global Note for the 4.650% Senior Notes due 2029	8-K	4.2	July 31, 2024

4.5	Form of Global Note for the 5.000% Senior Notes due 2034	8-K	4.3	July 31, 2024

22.1	Guaranteed Securities	S-3	22.1	October 3, 2024

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

101.1
The following financial information from Chubb Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL:
(i) Consolidated Balance Sheets at September 30, 2024, and December 31, 2023; (ii) Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2024 and 2023; (iii) Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2024 and 2023; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023; and (v) Notes to Consolidated Financial Statements
					X

104.1	The Cover Page Interactive Data File formatted in Inline XBRL (The cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101.1)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHUBB LIMITED
(Registrant)

October 30, 2024	/s/ Evan G. Greenberg
Evan G. Greenberg
Chairman and Chief Executive Officer

October 30, 2024	/s/ Peter C. Enns
Peter C. Enns
Executive Vice President and Chief Financial Officer