Form 10-K
period 2024-12-31
Chubb Ltd
filed 2025-02-27
CIK 896159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

The aggregate market value of voting stock held by non-affiliates as of June 30, 2024 (the last business day of the registrant's most recently completed second fiscal quarter), was approximately $103 billion. For the purposes of this computation, shares held by directors and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

As of February 20, 2025, there were 400,412,084 Common Shares par value CHF 0.50 of the registrant outstanding.

Documents Incorporated by Reference
Certain portions of the registrant's definitive proxy statement relating to its 2025 Annual General Meeting of Shareholders are incorporated by reference into Part III of this report.

CHUBB LIMITED INDEX TO FORM 10-K

PART I

ITEM 1. Business

General
Chubb Limited is the Swiss-incorporated holding company of the Chubb Group of Companies. Chubb Limited, which is headquartered in Zurich, Switzerland, and its direct and indirect subsidiaries (collectively, the Chubb Group of Companies, Chubb, we, us, or our) are a global insurance and reinsurance organization, serving the needs of a diverse group of clients worldwide. At December 31, 2024, we had total assets of $247 billion and total Chubb shareholders’ equity, which excludes noncontrolling interests, of $64 billion. Chubb was incorporated in 1985 at which time it opened its first business office in Bermuda and continues to maintain operations in Bermuda. We have grown our business through increased premium volume, expansion of product offerings and geographic reach, and the acquisition of other companies, to become a global property and casualty (P&C) leader. We expanded our personal accident and supplemental health (A&H), and life insurance business with the acquisition of Cigna's business in several Asian markets in 2022. We further advanced our goal of greater product, customer, and geographical diversification with incremental purchases that led to a controlling majority interest in Huatai Insurance Group Co. Ltd (Huatai Group), a Chinese financial services holding company with separate P&C, life, and asset management subsidiaries (collectively, Huatai) on July 1, 2023. At December 31, 2024, our ownership interest in Huatai Group was approximately 85.5 percent. Refer to Note 2 to the Consolidated Financial Statements for additional information on our acquisitions.

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

Human Capital Management
Global Workforce
At Chubb, our employees are central to our commitment to deliver excellence in all we do, to provide exceptional service for our customers and business partners, and to be there when our customers need us most.

We operate in 54 countries and territories and our global workforce of 43,000 employees is geographically dispersed with 39 percent in North America, 38 percent in Asia, 13 percent in Latin America and 10 percent in Europe, Eurasia, and Africa. The average age of our workforce is 41 years, and the average tenure is 7.4 years.

Our success depends on diversity of opportunity and capability — our mix of products, our geographic reach, our presence across the world’s many cultures, and our effort and ability to attract, develop, and retain the very best talent, wherever we operate, without regard to color, gender, ethnicity, religion, sexual orientation or any other personal characteristic unrelated to work responsibilities.

Chubb Culture
Our culture supports a consistency in how we approach our business and how we work together in our company towards a common objective. We are clear about what it takes to succeed at Chubb — professionalism, skill and craftsmanship, and a commitment to execution excellence, both individually and as a team. We foster an environment where frank, yet respectful communication thrives, driven by a shared vision and pride that unites us for a greater good. We expect decisions about hiring, career opportunities, development, promotion, and compensation to be based on merit and free from bias related to individual differences.

Human Capital Management Measures
We have multiple measures of human capital management, including how well we are doing in providing opportunity for everyone to succeed:
•Women lead lines of business that account for 40 percent of our global premium, lead several of our key global functions (including Enterprise Risk Management, Operations and Technology, Human Resources and Communications) and hold about a third of our executive level manager roles, as well as more than 40 percent of the next most senior manager roles.
•Our business leaders reflect the ethnic diversity of our global footprint. The most senior executives who lead the company’s largest businesses and functions come from Ecuador, Argentina, Australia, the U.K., Korea, Canada, China, Chile, South Africa, and the U.S. Within the U.S., nearly 20 percent of our executive level managers are racially diverse, as well as more than 27 percent of the next most senior managers.
•Investing in opportunities for personal growth and development is a key to our success. These development opportunities help our employees gain exposure and experiences that empower them to grow and contribute and enable our leaders to be intentional in maximizing the potential of each team member. In 2024, over 8,000 employees participated in facilitated learning programs, and close to 3,500 colleagues engaged in programs designed to enhance cultural awareness and inclusion.
•Our Business Roundtable groups, engagement committees, and inclusion councils strive to support and drive meaningful connections and a sense of belonging across Chubb. Their commitment not only enhances our workplace culture but also drives positive business outcomes. They exemplify Chubb’s culture through their passion, spirit of generosity and dedication to something bigger than themselves.
•Chubb delivers market competitive compensation and benefits to its employees utilizing benchmarking support from consultants for an external perspective and leveraging analytical tools to monitor and ensure internal pay equity. As an example, Chubb’s 2023 and 2024 U.S. pay equity analysis determined that there was no racial or gender pay gap in Chubb’s U.S. employee population for employees in similar roles.

Segment Information
Chubb operates through six business segments: North America Commercial P&C Insurance, North America Personal P&C Insurance, North America Agricultural Insurance, Overseas General Insurance, Global Reinsurance, and Life Insurance. In 2024, consolidated net premiums earned (NPE) was $49.8 billion. On July 1, 2023, in connection with obtaining a controlling ownership interest in Huatai Group, we discontinued equity method accounting and applied consolidation accounting to our investment. Therefore, the business activity for, and the financial position of, Huatai Group is reported at 100 percent on the Consolidated Financial Statements as of that date. The relevant amounts attributable to shareholders other than Chubb are reflected under Noncontrolling interests. Huatai Group's life insurance and asset management businesses are included in the Life Insurance segment, and Huatai Group's P&C business is included in the Overseas General Insurance segment. Results for Huatai Group's non-insurance operations, comprising real estate and holding company activity, are included in Corporate. Refer to Note 19 to the Consolidated Financial Statements for additional information about our segments.

North America Commercial P&C Insurance (40 percent of 2024 Consolidated NPE)

Overview
The North America Commercial P&C Insurance segment comprises operations that provide P&C and A&H insurance and services to large, middle market, and small commercial businesses in the U.S., Canada, and Bermuda. This segment includes:
•Commercial Insurance (39 percent of this segment's 2024 NPE), which includes our retail division focused on middle market customers and small businesses
•Major Accounts (38 percent of this segment's 2024 NPE), our retail division focused on large institutional organizations and corporate companies
•Westchester (18 percent of this segment's 2024 NPE), our wholesale and specialty division
•Chubb Bermuda (5 percent of this segment’s 2024 NPE), our high excess retail division

Products and Distribution
The Commercial Insurance operations provide a broad range of P&C, financial lines, and A&H products targeted to U.S and Canadian-based middle market customers in a variety of industries, while the Small Commercial operations provide a broad range of P&C, workers' compensation, small commercial management and professional liability for small businesses based in the U.S.
•Commercial Insurance products and services offered include traditional P&C lines of business, including Package, which combines property and general liability, workers' compensation, automobile, umbrella; financial lines of business, including professional liability, management liability and cyber risk coverage; and other lines including environmental, A&H, and international coverages. Commercial Insurance distributes its insurance products through a North American network of independent retail agents and regional, multinational and digital brokers. Generally, our customers purchase insurance through a single retail agent or broker, do not employ a risk management department, and do not retain significant risk through self-insured retentions. The majority of our customers purchase a Package product or a portfolio of products, which is a collection of insurance offerings designed to cover various needs.
•Small Commercial Insurance products and services offered include property and casualty lines of business, including a business owner policy which contains property and general liability; financial lines, including professional liability, management liability, and cyber risk coverage; and other lines including workers’ compensation, automobile liability, and international coverages. Products are generally offered through a North American network of independent agents and retail brokers, as well as eTraditional, which are digital platforms where we electronically quote, bind, and issue for agents and brokers. An example of this is the Chubb Marketplace.

Major Accounts provides a broad array of commercial lines of products and services, including traditional and specialty P&C, risk management, and A&H products to large U.S. and Canadian-based institutional organizations and corporate companies. Major Accounts distributes its insurance products primarily through a limited number of retail brokers. In addition to using brokers, certain products are also distributed through general agents, independent agents, managing general agents (MGA), managing general underwriters, alliances, affinity groups, and direct marketing operations. Products and services offered include property, professional liability, cyber risk, excess casualty, workers’ compensation, general liability, automobile liability, commercial marine, surety, environmental, construction, medical risk, inland marine, and A&H coverages, as well as claims and risk management products and services.

The Major Accounts operations are organized into the following distinct business units, each offering specialized products and services targeted at specific markets:
•Chubb Global Casualty offers a range of customized risk management primary casualty products designed to help large insureds, including national accounts, manage risk for workers’ compensation, general liability, and automobile liability coverages. Chubb Global Casualty also provides products which insure specific global operating risks of U.S.-based multinational companies and include deductible programs, captive programs, and paid or incurred loss retrospective plans. Within Chubb Global Casualty, Chubb Alternative Risk Solutions Group underwrites contractual indemnification policies which provide prospective coverage for loss events within the insured’s policy retention levels, and underwrites assumed loss portfolio transfer (LPT) contracts in which insured loss events have occurred prior to the inception of the contract.
•Property provides products and services including primary, quota share and excess all-risk insurance, risk management programs and services, commercial, inland marine, and aerospace products.
•Casualty provides coverages including umbrella and excess liability, environmental risk, casualty programs for commercial construction related projects for companies and institutions, medical risk specialty liability products for the healthcare industry, and casualty insurance solutions for commercial real estate.
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
•Financial Lines provides management liability and professional liability (D&O and E&O), transactional risk, and cyber risk products to public companies as well as to private and not-for-profit organizations.
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

Westchester is our wholesale and specialty division that serves the market for business risks that tend to be hard to place or not easily covered by traditional policies due to unique or complex exposures. Westchester provides specialty products for property, casualty, environmental, professional liability, inland marine, product recall, small business, and pet insurance, with digital and program coverages in the U.S. Products are offered through the wholesale distribution channel. In 2024, Westchester expanded its operations through the acquisition of Healthy Paws Pet Insurance LLC, a managing general agent specializing in pet insurance, from Aon plc. Chubb has been the exclusive underwriter of Healthy Paws Pet Insurance LLC since 2013.

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

Competitive Environment
The Commercial Insurance operations compete against numerous insurance companies ranging from large national carriers to small and mid-size insurers who provide specialty coverages and standard P&C products. Recent competitive developments include the growth of new digital-based distribution models. Westchester competes against a number of large, national carriers as well as regional competitors and other entities offering risk alternatives such as self-insured retentions and captive programs, and also employs digital-based distribution. Chubb Bermuda competes against international commercial carriers writing business on an excess of loss basis.

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

North America Personal P&C Insurance (12 percent of 2024 Consolidated NPE)

Overview
The North America Personal P&C Insurance segment includes the business written by Chubb Personal Risk Services division, which includes high-net-worth personal lines business, with operations in the U.S. and Canada. This segment provides affluent and high-net-worth individuals and families with homeowners, high value automobile and collector cars, valuable articles (including fine arts), personal and excess liability/umbrella, travel insurance, cyber, and recreational marine insurance and services. Our homeowners business, including valuable articles, represented 69 percent of North America Personal P&C Insurance’s net premiums earned in 2024.

Products and Distribution
Chubb Personal Risk Services offers comprehensive personal insurance products and services to meet the evolving needs of high-net-worth families and individuals. Our seamless customer experience and superior coverage protect not only our clients’ most valuable possessions, but also their standard of living. Our target customers consist of high-net-worth consumers with insurance needs that typically extend beyond what mass market carriers can offer. These coverages are offered on both an admitted and excess and surplus lines basis through independent regional agents and brokers, as well as digital partnerships.

Competitive Environment
Chubb Personal Risk Services competes against insurance companies of varying sizes that sell personal lines products through various distribution channels, including retail agents as well as online distribution channels. We achieve a competitive advantage through our ability to address the specific needs of high-net-worth families and individuals, to provide superior service to our customers, and to develop and deploy digital production and processes.

North America Agricultural Insurance (5 percent of 2024 Consolidated NPE)

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

•MPCI is federally subsidized crop protection from numerous causes of loss, including drought, excessive moisture, freeze, disease and more. The MPCI program is offered in conjunction with the U.S. Department of Agriculture. MPCI products include revenue protection (defined as providing both commodity price and yield coverages), yield protection, margin protection, prevented planting coverage, and replant coverage. For additional information on our MPCI program, refer to “Crop Insurance” under Item 7.
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

Chubb Agribusiness comprises Commercial Agribusiness and Farm and Ranch Agribusiness.

•Commercial Agribusiness offers specialty P&C coverages for commercial companies that manufacture, process, and distribute agricultural products. Commercial products and services include property, general liability for premises/operations and product liability, commercial automobile, workers' compensation, employment practices liability coverage, built-in coverage for premises pollution, cyber and information security, and product withdrawal.

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

Overseas General Insurance (27 percent of 2024 Consolidated NPE)

Overview
The Overseas General Insurance segment comprises our retail division Chubb International, which includes Huatai Property & Casualty Insurance Co., Ltd. (Huatai P&C), our wholesale division Chubb Global Markets (CGM), and the international supplemental A&H business of Combined International Insurance, which is no longer writing new business. Chubb International comprises our international retail commercial P&C and corporate A&H traditional and specialty lines serving large corporations, middle market and small customers; consumer A&H and traditional and specialty personal lines business serving local territories outside the U.S., Bermuda, and Canada. CGM, our London-based international specialty and excess and surplus lines wholesale business, includes Lloyd's of London (Lloyd's) Syndicate 2488, a wholly-owned Chubb syndicate supported by funds at Lloyd’s provided by Chubb Corporate Members. Syndicate 2488 has an underwriting capacity of £630 million for the Lloyd’s 2025 account year. The syndicate is managed by Chubb’s Lloyd’s managing agency, Chubb Underwriting Agencies Limited. At December 31, 2024, our ownership interest in Huatai P&C was approximately 85.5 percent.

Products and Distribution
Chubb International maintains a presence in every major insurance market in the world and is organized geographically along product lines as follows: Europe, Middle East and Africa, Asia (including Huatai P&C), and Latin America. Products offered include commercial P&C and corporate A&H lines, including specialty coverages and services, and consumer lines, including A&H and personal lines insurance products. Chubb International's P&C business is generally written, on both a direct and assumed basis, through major international, regional, and local brokers and agents. Certain branded products are also offered via digital-commerce platforms, allowing agents and brokers to quote, bind, and issue policies at their convenience. Huatai P&C provides a range of commercial and personal P&C products in China, including automobile, homeowners, property, professional liability, product liability, employer liability, business interruption, marine cargo, personal accident, supplemental health, and specialty risk. These products are marketed through various distribution channels including nearly 200 licensed sales locations in 28 Chinese provinces. Property insurance products include traditional commercial fire coverage, as well as energy industry-related, marine, construction, and other technical coverages. Principal casualty products are commercial primary and excess casualty, environmental, and general liability. A&H and other consumer lines products are distributed through brokers, agents, direct marketing programs, including thousands of telemarketers, and sponsor relationships. The A&H operations primarily offer personal accident and supplemental medical coverages including accidental death, business/holiday travel, specified disease, disability, medical and hospital indemnity, and income protection. We are not in the primary healthcare business. With respect to our supplemental medical and hospital indemnity products, we typically pay fixed amounts for claims and are therefore largely insulated from the direct impact of rising healthcare costs. Chubb International specialty coverages include D&O, professional indemnity, cyber, surety, aviation, political risk, and specialty personal lines products. Chubb International personal lines operations provide a wide range of consumer lines products to meet the needs of specific target markets around the world. Products include high net worth homes, traditional homeowners, automobile, and specialty products that cover smart phones, eyeglasses, and personal cyber risk.

CGM offers products through its parallel distribution network via two legal entities, Chubb European Group SE (CEG) and Chubb Underwriting Agencies Limited, managing agent of Syndicate 2488. CGM uses the Syndicate to underwrite P&C business on a global basis through Lloyd's worldwide licenses. They also use CEG to underwrite similar classes, including in the U.S. where they are eligible to write excess and surplus lines business. Factors influencing the decision to place business with the Syndicate or CEG include licensing eligibilities and client/broker preference. CGM also has a presence outside London, in the U.S., Canada, Europe, Asia and Latin America, for certain specialty lines of business (political risk and trade credit as well as aviation) which are underwritten by local Chubb entities. All business underwritten by CGM is accessed through registered brokers, except for a limited number of direct relationships, where risks are written without an intermediary. The main lines of business include aviation, property, energy, marine, financial lines, cyber, political risk, and credit.

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

Global Reinsurance (3 percent of 2024 Consolidated NPE)

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

Chubb Tempest Re Bermuda principally provides property catastrophe reinsurance to insurers of commercial and personal property. Property catastrophe reinsurance protects a ceding company against an accumulation of losses covered by its issued insurance policies, arising from a common event or occurrence. Chubb Tempest Re Bermuda underwrites reinsurance principally on an excess of loss basis, meaning that its exposure only arises after the ceding company's accumulated losses have exceeded the attachment point of the reinsurance treaty. Chubb Tempest Re Bermuda also writes other types of reinsurance on a limited basis for some select clients.

Chubb Tempest Re USA offers an array of traditional and specialty P&C reinsurance for the North American market, principally on a treaty basis, with a focus on writing property and casualty reinsurance. Chubb Tempest Re USA underwrites reinsurance on both a proportional and excess of loss basis.

Chubb Tempest Re International offers an array of traditional and specialty P&C reinsurance to insurance companies worldwide, with emphasis on non-U.S. and non-Canadian risks, including but not limited to property, property catastrophe, casualty, and specialty. Chubb Tempest Re International underwrites reinsurance on both a proportional and excess of loss basis.

Chubb Tempest Re Canada offers an array of traditional and specialty P&C reinsurance for the Canadian market, including but not limited to property, property catastrophe, casualty, and specialty. Chubb Tempest Re Canada underwrites reinsurance on both a proportional and excess of loss basis.

Competitive Environment
The Global Reinsurance segment competes worldwide with major U.S. and non-U.S. reinsurers as well as reinsurance departments of numerous multi-line insurance organizations. In addition, capital markets participants have developed alternative capital sources intended to compete with traditional reinsurance. Government sponsored or backed catastrophe funds can also affect demand for reinsurance. Global Reinsurance is typically involved in the negotiation and quotation of the terms and conditions of the majority of the contracts in which it participates. Global Reinsurance competes effectively in P&C markets worldwide because of Chubb's strong capital position, analytical capabilities, experienced underwriting team and quality customer service. The key competitors in Global Reinsurance's markets vary by geographic region and product line. An advantage of Global Reinsurance's global platform is that it can change its mix of business in response to changes in competitive conditions in the territories in which it operates. Global Reinsurance's geographic reach is also sought by multinational ceding companies since its offices, except for Bermuda, provide local reinsurance license capabilities which benefit our clients in dealing with country regulators.

Life Insurance (13 percent of 2024 Consolidated NPE)

Overview
The Life Insurance segment comprises our international life operations (Chubb Life), which includes Huatai Life Insurance Co., Ltd. (Huatai Life), Chubb Tempest Life Re (Chubb Life Re), and the supplemental A&H and life business of Combined Insurance. Also included in the Life Insurance segment are Huatai’s asset management companies, principally Huatai Asset Management Co. Ltd and Huatai Baoxing Fund Management. At December 31, 2024, our direct and indirect ownership interest in Huatai Life was 88.2 percent, Huatai Asset Management Co. Ltd. was 77.8 percent, and Huatai Baoxing Fund Management was 72.7 percent. Insurance and asset management form an integral part of our China strategy to help customers with their protection and savings needs.

Products and Distribution
Chubb Life provides individual life, accident and health, and group benefit insurance primarily in Asia which accounts for 95 percent of Chubb Life net written premiums and deposits. Our Asia markets comprise South Korea, mainland China, Hong Kong, Taiwan, Thailand, Vietnam, New Zealand, Indonesia, and Myanmar. Outside of Asia, Chubb Life has a presence in Egypt and selectively in Latin America, with key markets being Chile, Brazil, Ecuador, and Mexico through a joint distribution model with Chubb Overseas General Insurance.

Chubb Life offers a broad portfolio of protection and savings products including whole life, universal life, unit linked contracts, endowment plans, individual and group term life, dental, critical illness, dementia, hospital cash, personal accident, credit life and group employee benefits. The policies written by Chubb Life generally provide funds to beneficiaries of insureds upon death or insured event occurring and/or savings benefits while the contract owner is living in the case of savings products. Chubb Life earns income from both insurance contracts subject to mortality and morbidity risks and investment contracts not subject to insurance risks. Net investment income is a significant component of Segment income and is earned through strategic asset allocation based on asset liability matching and risk adjusted returns.

Funds received from policyholders for investment contracts are not recorded as premium revenue, but rather as policyholder deposits with an offsetting policyholder account balance liability on the balance sheet. We earn income on investment contracts from both net investment spreads on policyholder account balances and fees for management and administrative services. These investment contracts are an important component of production.

Chubb Life operates a multichannel distribution network enabling wider consumer reach. Our controlled distribution channels are a majority of net written premiums and include tied agency and telemarketing where we focus on recruiting, training and management of quality active distributors. Our captive agency distribution and telemarketing channels sell Chubb Life products exclusively and enable us to maintain direct contact with the retail consumer, promote quality sales practices, and generate better persistency. Independent brokers complement our agency channel, reaching a wider pool of mass affluent customers, especially in South Korea, Hong Kong and Taiwan. In China, Huatai Life has a network of over 300 branches across 20 provinces.

Chubb Life growth is focused on maximizing opportunities in Asia, where we have market leading positions in direct marketing notably in South Korea, Taiwan and Indonesia. We intend to take advantage of rapid growth in our face-to-face channels through tied and independent agents and selected bancassurance partnerships. These distribution channels generate operating profits that exceed our target returns on invested capital and are sustainable due to a large in-force book. We are rapidly transforming our business digitally, leveraging our global data and artificial Intelligence assets to capitalize on digital partnership capabilities and our unique positioning as the leading composite insurer in Asia.

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

Combined Insurance distributes specialty supplemental A&H and life insurance products targeted to consumers and businesses in the U.S. and Canada through both worksite and direct marketing sales. In the U.S., worksite products for mid and large-market employers are distributed through Chubb Workplace Benefits and a strong broker network. Combined U.S. focuses on small to mid-market employers, Main Street brokers and individual sales. In Canada, the business goes to market as Combined Canada, focused primarily on individual sales. Combined Insurance's substantial sales force distributes a wide range of supplemental accident and sickness insurance products, including personal accident, short-term disability, critical illness, Medicare supplement products, and hospital confinement/recovery. Most of these products are primarily fixed-indemnity benefit obligations and are not directly subject to escalating medical cost inflation.

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

For each product line, management, after consultation with internal actuaries, develops a “best estimate” of the ultimate settlement value of the unpaid losses and loss expenses that it believes provides a reasonable estimate of the required reserve. We evaluate our estimates of reserves quarterly in light of developing information. While we are unable at this time to determine whether additional reserves may be necessary in the future, we believe that our reserves for unpaid losses and loss expenses are adequate at December 31, 2024. Future additions to reserves, if needed, could have a material adverse effect on our financial condition, results of operations, and cash flows. For additional information refer to “Critical Accounting Estimates – Unpaid losses and loss expenses”, under Item 7, and Note 8 to the Consolidated Financial Statements, under Item 8.

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

The process of establishing future policy benefits reserves can be complex and is subject to considerable uncertainty, requiring the use of informed estimates and judgments based on numerous factors including discount rates, mortality, morbidity, persistency and unpaid loss adjustment expenses. These assumptions represent management's long-term best estimates. Internal actuaries review, at least annually, best estimate assumptions, which could result in changes to future policy benefits reserves or the associated reinsurance recoverables. Any changes are reflected in our results of operations in the period in which the estimates are changed. For additional information, refer to "Critical Accounting Estimates – Future policy benefits reserves", under Item 7, and Note 1l) and Note 9 to the Consolidated Financial Statements, under Item 8.

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

Under our guidance and direction, external asset managers conduct security and sector selection and transaction execution. Use of multiple managers benefits Chubb in several ways – it provides us with operational and cost efficiencies, diversity of styles and approaches, innovations in investment research and credit and risk management, all of which enhance the risk-adjusted returns of our portfolios.

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

Huatai Asset Management has over $125 billion in assets under management (AUM) in China, and is licensed to manage institutional, pension, and retail mutual fund investments. Huatai’s asset management companies manage Huatai's investments internally. In addition, over 90 percent of total AUM are managed on behalf of third-party clients. Huatai asset management companies earn management and performance fees from the management of third-party assets and also earn fees related to the origination, distribution and management of private loans on behalf of highly rated domestic institutions in China.

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

Group Supervision
The Pennsylvania Insurance Department (Department) is the group-wide supervisor for the Chubb Group of Companies. In consultation with other insurance regulatory bodies that oversee Chubb's insurance activities, the Department has convened the Chubb Supervisory College (College) bi-annually since 2012, with regulator-only interim Colleges held in intervening years since 2017. The most recent College was held in October 2024. During these meetings, the College reviewed extensive information about Chubb, without material adverse comment.

The following is an overview of regulations for our operations in Switzerland, the U.S., Bermuda, and other international locations.

Swiss Operations
The Swiss Financial Market Supervisory Authority (FINMA) has the discretion to supervise Chubb on a group-wide basis. However, FINMA acknowledges the Department's assumption of group supervision over us.

Chubb Insurance (Switzerland) Limited offers property and casualty insurance to Swiss companies, A&H, and personal lines insurance for individuals of Swiss companies. We also operate a reinsurance subsidiary named Chubb Reinsurance (Switzerland) Limited, which is primarily a provider of reinsurance to Chubb entities. Both companies are licensed and governed by FINMA.

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

From time to time, Chubb and its subsidiaries and affiliates receive inquiries from state agencies and attorneys general, with which we generally comply, seeking information concerning business practices, such as underwriting, claims handling, loss experience, and insurance availability. Moreover, many recent factors, such as consequences of and reactions to industry and economic conditions and focus on domestic issues, have contributed to the potential for change in the legal and regulatory framework applicable to Chubb's U.S. operations and businesses. We cannot assure that changes in laws, regulations, or investigative or enforcement activities in the various states in the U.S. will not have a material adverse impact on our financial condition, results of operations, or business practices.

We are subject to numerous U.S. federal and state laws governing the protection of personal and confidential information of our clients and employees. These laws and regulations are increasing in complexity, and the requirements are extensive and detailed. Numerous states require us to certify our compliance with their data protection laws.

We are subject to the New York Department of Financial Services’ (NYDFS) Cybersecurity Regulation which mandates detailed cybersecurity standards and other obligations for all institutions, including insurance entities, authorized by the NYDFS to operate in New York. Among the requirements are the maintenance of a cybersecurity program with governance controls, risk-based minimum data security standards for technology systems, cyber breach preparedness and response requirements, including reporting obligations, vendor oversight, training, program record keeping, audit and risk assessment requirements, and certification obligations. Because our North America systems are integrated, our companies domiciled in other states may also be impacted by this regulation.

Additionally, the NAIC adopted an Insurance Data Security Model Law, which requires licensed insurance entities to comply with detailed information security requirements. The NAIC model law is similar in many respects to the NYDFS Cybersecurity Regulation.

The NAIC has also adopted a Model Bulletin on the Use of Artificial Intelligence Systems by Insurers. This is intended to be a template for state regulators to use when issuing guidance about AI governance, risk management controls, internal audit functions, and third-party systems. The Model Bulletin also advises insurers of the information and documentation that insurance regulators may request during exams and investigation of insurers' AI systems, including third-party AI systems. This bulletin has been adopted by nineteen (19) state insurance departments, with four additional state insurance departments having announced a draft version of the bulletin or their intention to adopt the bulletin, and this in turn will impact our use of artificial intelligence tools in our business operations.

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

Bermuda domiciled subsidiaries must prepare and file with the BMA, audited annual statutory financial statements and audited annual financial statements prepared in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP), International Financial Reporting Standards (IFRS), or any such other generally accepted accounting principles as the BMA may recognize. The U.S. GAAP audited financial statements are made public by the BMA. The Insurance Act prescribes rules for the preparation and content of the statutory financial statements that require Bermuda domiciled subsidiaries to give detailed information and analyses regarding premiums, claims, reinsurance, and investments. In addition, each year, the Bermuda domiciled insurers are required to file with the BMA a capital and solvency return along with an annual statutory financial return. The prescribed form of capital and solvency return comprises the BMA’s risk-based capital model, termed the Bermuda Solvency Capital Requirement (BSCR) or an approved internal capital model in lieu thereof; a statutory economic balance sheet; the approved actuary’s opinion; and several prescribed schedules. The BSCR is a tool to assist the BMA both in measuring risk and in determining appropriate levels of capitalization. The BSCR employs a standard mathematical model that correlates the risk underwritten by Bermuda insurers to their capital. The BSCR framework applies a standard measurement format to the risk associated with an insurer's assets, liabilities, and premiums, including a formula to take into account catastrophe risk exposure.

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
•the frequency of contact and periodic on-site examinations by insurance authorities differs by country; and
•regulatory requirements relating to insurer dividend policies vary by country.

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
•Risk Modeling: develop and use various data-sets, advanced analytics, metrics and processes (such as probabilistic exposure and economic capital models to assess aggregation risk from natural and other catastrophes) that help business and corporate leaders make informed underwriting, portfolio management, and risk management decisions within a consistent risk/reward framework;
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

Chubb Group's Risk and Underwriting Committee (RUC) reports to and assists the Chief Executive Officer in the oversight and review of the ERM framework which covers the processes and guidelines used to manage the entire landscape of insurance, financial, strategic, and operational risks. The RUC is chaired by Chubb Group’s Chief Risk Officer (Chair). The RUC meets at least twice a quarter, and comprises Chubb Group's most senior executives which, in addition to the Chair, includes the Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer, Chief Investment Officer, Chief Actuary, Chief Claims Officer, Chief Digital Business Officer, General Counsel, Executive Chairman – North America Insurance, President – North America Insurance, President – Overseas General Insurance, and Chief Underwriting Officer.

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

Chubb has a comprehensive, coordinated global sustainability program that is embedded in all areas of the organization, and its activities and performance are reported to the executive team. The senior executive responsible for overseeing the global sustainability program is the Global Climate Officer (GCO). The GCO reports to both the CEO, who approves the goals and objectives of the sustainability program, and Chubb's General Counsel. The GCO has executive management responsibility for Chubb's climate-related strategies, including business and policy initiatives and coordination with the Chief Risk Officer and Chief Underwriting Officer regarding the execution of related underwriting and portfolio management processes.

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

Chubb regularly applies exclusions as part of its underwriting process, which depend on the specific conditions and circumstances of the risk being evaluated. Those exclusions may reflect risk-based environmental and climate-related considerations, such as restricted participation in certain industries, including mining and reclamation operations, oil refining, pipeline and related distribution operations, and chemical manufacturing and distribution. Chubb adopted a policy limiting underwriting in companies involved in thermal coal and projects involving direct mining or in-situ extraction and processing of bitumen from oil sands. Chubb also introduced underwriting criteria for oil and gas extraction and midstream projects which require reduction of methane emissions and is supporting clients with Chubb’s Methane Resource Hub which offers clients information and insights for measuring and mitigating methane emissions. We also introduced underwriting criteria for cement manufacturing, with the expectation that insureds source at least 30 percent of their kiln heat capacity from fuel sources that are not coal or petcoke. Additionally, we continue to assess our investment in carbon–intensive industries and plans for transitioning to a lower–carbon economy. As part of this assessment, Chubb has pledged to not make new debt or equity investments in companies that generate more than 30 percent of revenues from thermal coal mining or energy production from coal. Chubb closely follows emerging trends in climate litigation to assess potential risks to additional insurance products.

Chubb mitigates exposure to climate change risk by ceding catastrophe risk in our insurance portfolio through both reinsurance and capital markets, and our investment portfolio through the diversification of risk, industry, location, type, and duration of security. Asset concentrations are actively managed in hurricane-and flood-exposed areas, and our investment portfolio is relatively short in duration.

Chubb supports industries involved in mitigating climate risk through our global climate business unit, Chubb Climate+, which offers solutions to Clean Tech companies and the renewable energy sector.

Tax Matters
Refer to “Risk Factors”, under Item 1A and Note 1 t) and Note 12 to the Consolidated Financial Statements, under Item 8.

Information about our Executive Officers

The following sets forth information regarding our executive officers as of February 27, 2025:

Name	Age	Position
Evan G. Greenberg	70	Chairman, Chief Executive Officer, and Director
Timothy A. Boroughs	75	Executive Vice President and Chief Investment Officer
Peter C. Enns	59	Executive Vice President and Chief Financial Officer
Bryce L. Johns	49	Senior Vice President; President, Chubb Life
John W. Keogh	60	President and Chief Operating Officer
John J. Lupica	59	Vice Chairman; Executive Chairman, North America Insurance
Paul McNamee	49	Executive Vice President; President, Overseas General Insurance
Frances D. O'Brien	66	Executive Vice President and Chief Risk Officer
Juan Luis Ortega	50	Executive Vice President; President, North America Insurance
Joseph F. Wayland	67	Executive Vice President and General Counsel

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

John J. Lupica was appointed Executive Chairman, North America Insurance in July 2024, and has served as Vice Chairman of Chubb since November 2013. Prior to his current role, Mr. Lupica served as President, North America Insurance from September 2020 to July 2024. Mr. Lupica previously served in several other senior management positions since joining Chubb in 2000, including President, North America Major Accounts and Specialty Insurance; Chairman, Insurance - North America; Chief Operating Officer, Insurance - North America; President of ACE USA; Division President of U.S. Professional Risk business and U.S. Regional Operations; and Executive Vice President of Professional Risk. Prior to joining Chubb, he served as Senior Vice President for Munich-American Risk Partners, Inc. He also held various management positions at AIG.

Paul McNamee was appointed Executive Vice President, Chubb Group and President, Overseas General Insurance in July 2024. Mr. McNamee previously served as Senior Vice President, Chubb Group and Regional President of Asia Pacific from July 2016 to July 2024. Mr. McNamee has also held several other senior roles since joining Chubb in 1995, including Deputy Regional President and Executive Vice President, Commercial Property & Casualty, Asia Pacific from 2013 to 2016, President of Chubb’s North America Property & Specialty Lines from 2009 to 2013, and prior to that as Head of Property and Technical Lines for Asia Pacific, Chief Operating Officer for Chubb’s business in Hong Kong, and Executive Vice President and head of Chubb’s international property & technical lines business.

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

Juan Luis Ortega was appointed President, North America Insurance in July 2024 and has served as an Executive Vice President, Chubb Group since August 2019. Prior to his current role, Mr. Ortega served as President, Overseas General Insurance from August 2019 to July 2024. Mr. Ortega has also served as Senior Vice President, Chubb Group and Regional President of Latin America from 2016 to July 2019, and Regional President of Chubb’s Asia Pacific operations from 2013 to 2016. Mr. Ortega had also held several senior roles since joining Chubb in 1999, including Senior Vice President, Accident & Health, for the Asia Pacific region from 2011 to 2013 and Senior Vice President and Regional Head of Accident & Health for the Latin America region from 2008 to 2010. Mr. Ortega joined Chubb in 1999 and advanced through a series of accident and health and credit insurance management positions in Miami, Puerto Rico and Mexico, before being named Country President of Chile in 2005.

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
We have substantial exposure to losses resulting from natural disasters, man-made catastrophes, such as terrorism or cyber-attack, and other catastrophic events. This could impact a variety of our businesses, including our commercial and personal lines, and life and accident and health (A&H) products. Catastrophes can be caused by various events, including hurricanes, typhoons, earthquakes, hailstorms, droughts, explosions, severe winter weather, fires, war, acts of terrorism, nuclear accidents, political instability, and other natural or man-made disasters, including a global or other wide-impact pandemic or a significant cyber-attack. The incidence and severity of catastrophes are inherently unpredictable and our losses from catastrophes could be substantial. In addition, climate change and resulting changes in global temperatures, weather patterns, and sea levels may both increase the frequency and severity of natural catastrophes and the resulting losses in the future and impact our risk modeling assumptions. We cannot predict the impact that changing climate conditions, if any, may have on our results of operations or our financial condition. We cannot predict how legal, regulatory or social responses to concerns around global climate change and the resulting impact on various sectors of the economy may impact our business. In addition, exposure to cyber risk is increasing systematically due to greater digital dependence, which may increase possible losses due to a catastrophic cyber event. Cyber catastrophic scenarios are not bound by time or geographic limitations and cyber catastrophic perils do not have well-established definitions or fundamental physical properties. Rather, cyber risks are engineered by human actors and thus are continuously evolving, often in ways that are engineered specifically to evade established loss mitigation controls. The occurrence of claims from catastrophic events could result in substantial volatility in our results of operations or financial condition for any fiscal quarter or year. Although we attempt to manage our exposure to such events through the use of underwriting controls, risk models, and the purchase of third-party reinsurance, catastrophic events are inherently unpredictable and the actual nature of such events, when they occur, could be more frequent or severe than contemplated in our pricing and risk management expectations. As a result, the occurrence of one or more catastrophic events could have an adverse effect on our results of operations and financial condition.

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

Actuarial staff in each of our segments regularly evaluates the levels of loss reserves. Such evaluations could result in future changes in estimates of losses or reinsurance recoverables and would be reflected in our results of operations in the period in which the estimates are changed. Losses and loss expenses are charged to income as incurred. During the loss settlement period, which can be many years in duration for some of our lines of business, additional facts regarding individual claims and trends often will become known, which may result in a change in overall reserves. In addition, application of statistical and actuarial methods may require the adjustment of overall reserves upward or downward from time to time.

We include in our loss reserves liabilities for latent claims, such as asbestos and environmental (A&E), which are principally related to claims arising from remediation costs associated with hazardous waste sites and bodily-injury claims related to exposure to asbestos products and environmental hazards. At December 31, 2024, gross A&E liabilities represented approximately 1.6 percent of our gross loss reserves. The estimation of these liabilities is subject to many complex variables including: the current legal environment; specific settlements that may be used as precedents to settle future claims; assumptions regarding trends with respect to claim severity and the frequency of higher severity claims; assumptions regarding the ability to allocate liability among defendants (including bankruptcy trusts) and other insurers; the ability of a claimant to bring a claim in a state in which it has no residency or exposure; the ability of a policyholder to claim the right to non-products coverage; whether high-level excess policies have the potential to be accessed given the policyholder's claim trends and liability situation; payments to unimpaired claimants; and the potential liability of peripheral defendants. Accordingly, the ultimate settlement of losses, arising from either latent or non-latent causes, may be significantly greater or less than the loss and loss expense reserves held at the balance sheet date. In addition, the amount and timing of the settlement of our P&C liabilities are uncertain and our actual payments could be higher than contemplated in our loss reserves owing to the impacts of insurance, judicial decisions, and social inflation. If our loss reserves are determined to be inadequate, we may be required to increase loss reserves at the time of the determination and our net income and capital may be reduced.

The effects of emerging claim and coverage issues on our business are uncertain.
As industry practices and legislative, regulatory, judicial, social, financial, technological and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the frequency and severity of claims. For example, "reviver" legislation in certain states allows civil claims relating to molestation to be asserted against policyholders that would otherwise be barred by statutes of limitations. As a result, the full extent of liability under our insurance or reinsurance contracts may not be known for many years after issuance.

The failure of any of the loss limitation methods we use could have an adverse effect on our results of operations and financial condition.
We seek to manage our loss exposure by maintaining a disciplined underwriting process throughout our insurance operations. We also look to limit our loss exposure by writing a number of our insurance and reinsurance contracts on an excess of loss basis. Excess of loss insurance and reinsurance indemnifies the insured against losses in excess of a specified amount. In addition, we limit program size for each client and purchase third-party reinsurance for our own account. We also look to limit our loss by using assumed proportional reinsurance treaties, in which we seek per occurrence limitations or loss and loss expense ratio caps to limit the impact of losses ceded by the client. In proportional reinsurance, the reinsurer shares a proportional part of the premiums and losses of the reinsured. We further seek to limit our loss exposure by geographic diversification. Geographic zone limitations involve significant underwriting judgments, including the determination of the area of the zones and the inclusion of a particular policy within a particular zone's limits.

However, there are inherent limitations in all of these tactics, and no assurance can be given against the possibility of an event or series of events that result in loss levels that have an adverse effect on our financial condition or results of operations. It is also possible that losses could manifest themselves in ways that we do not anticipate and that our risk mitigation strategies are not designed to address. Additionally, various provisions of our policies, negotiated to limit our risks, such as limitations or exclusions from coverage and choice of forum may not be enforceable in the manner we intend. As a result, one or more natural or man-made catastrophes, terrorism, or other events could result in claims that substantially exceed our expectations, which could have an adverse effect on our results of operations and financial condition.

We may be unable to purchase reinsurance, or if we successfully purchase reinsurance, we are subject to the possibility of non-payment.
We purchase protection from third parties, including reinsurance, to protect against catastrophes and other sources of volatility, to increase the amount of protection we can provide our clients, and as part of our overall risk management strategy. Our reinsurance business also purchases retrocessional protection which allows a reinsurer to cede to another company all or part of the reinsurance originally assumed by the reinsurer. From time to time, market conditions have limited, and in some cases have prevented, insurers and reinsurers from obtaining the types and amounts of reinsurance or retrocessional reinsurance that they consider adequate for their business needs.

There is no guarantee our desired amounts of reinsurance or retrocessional reinsurance will be available in the marketplace in the future. In addition to capacity risk, the remaining capacity may not be on terms we deem appropriate or acceptable or with companies with whom we want to do business. Finally, we face some degree of counterparty risk whenever we purchase reinsurance or retrocessional reinsurance. Consequently, the insolvency of these counterparties, or the inability, or unwillingness of any of our present or future reinsurers to make timely payments to us under the terms of our reinsurance or retrocessional agreements could have an adverse effect on us. At December 31, 2024, we had $20.1 billion of reinsurance recoverables, net of reserves for uncollectible recoverables. A reinsurer's or retrocessionaire's insolvency or inability or unwillingness to make timely payments under the terms of its reinsurance agreement with us could have an adverse effect on us because we remain liable to the insured.

Certain active Chubb companies are primarily liable for A&E and other exposures they have reinsured to our inactive run-off company Century Indemnity Company (Century). At December 31, 2024, the aggregate reinsurance balances ceded by our active subsidiaries to Century were approximately $1.9 billion. Should Century's loss reserves experience adverse development in the future and should Century be placed into rehabilitation or liquidation, the reinsurance recoverables due from Century to its affiliates could be payable only after the payment in full of third-party expenses and liabilities, including administrative expenses and direct policy liabilities. Thus, the intercompany reinsurance recoverables could be at risk to the extent of the shortage of assets remaining to pay these recoverables. While we believe the intercompany reinsurance recoverables from Century are not impaired at this time, we cannot provide assurance that adverse development with respect to Century's loss reserves, if manifested, will not result in Century's rehabilitation or insolvency, which could result in our recognizing a loss. This could have an adverse effect on our results of operations and financial condition.

Our net income and shareholders' equity may be volatile because certain products sold by our life insurance businesses expose us to future policy benefit (FPB) reserve and market risk benefits changes that are directly affected by market and other factors and assumptions.
Our pricing, establishment of liabilities for life insurance and annuity products, including reinsurance programs, are based upon various assumptions, including equity market changes, interest rates, mortality rates, morbidity rates, and policyholder behavior. Under long-duration targeted improvements (LDTI), the accounting for our FPB reserves is also sensitive to changing interest rate conditions. We are required to update for changes in discount rates quarterly and review assumptions at least annually, which could cause volatility in our net income and shareholders' equity.

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
We have exposure to counterparties through a variety of commercial transactions and arrangements, including reinsurance transactions, agreements with banks, hedge funds and other investment vehicles, and derivative transactions, that expose us to credit risk in the event our counterparty fails to perform its obligations. This includes exposure to financial institutions in the form of secured and unsecured debt instruments and equity securities.

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

Under the terms of certain high-deductible policies that we offer, such as workers’ compensation and general liability, our customers are responsible for reimbursing us for an agreed-upon dollar amount per claim. In nearly all cases, we are required under such policies to pay covered claims first and then seek reimbursement for amounts within the applicable deductible from our customers. This obligation subjects us to credit risk from these customers. While we generally seek to mitigate this risk through collateral agreements and maintain a provision for uncollectible accounts associated with this credit exposure, an increased inability of customers to reimburse us in this context could have an adverse effect on our financial condition and results of operations. In addition, a lack of credit available to our customers could impact our ability to collateralize this risk to our satisfaction, which in turn, could reduce the amount of high-deductible policies we could offer.

Since we depend on a few brokers and agents for a large portion of our revenues, loss of business provided by any one of them could adversely affect us.
We market our insurance and reinsurance worldwide, primarily through independent insurance agents, insurance and reinsurance brokers, and bancassurance relationships. Accordingly, our business is dependent on the willingness of these agents and brokers to recommend our products to their customers, and our agents and brokers may also promote and distribute the products of our competitors. Deterioration in relationships with our agent and broker distribution network or their increased promotion and distribution of our competitors' products could adversely affect our ability to sell our products. Loss of all or a substantial portion of the business provided by one or more of these agents and brokers could have an adverse effect on our business.

Financial

Our investment performance may affect our financial results and our ability to conduct business.
Our investment assets are invested by professional investment management firms under the direction of our management team in accordance with investment guidelines approved by the Risk & Finance Committee of the Board of Directors. Although our investment guidelines stress diversification of risks and conservation of principal and liquidity, our investments are subject to market risks and risks inherent in individual securities. Our investment performance is highly sensitive to many factors, including interest rates, inflation, monetary and fiscal policies, and domestic and international political conditions. The volatility of our losses may force us to liquidate securities, which may cause us to incur capital losses. Realized and unrealized losses in our investment portfolio would reduce our book value, and if material, can affect our ability to conduct business.

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

As stated, our fixed income portfolio is primarily invested in high quality, investment-grade securities. However, a smaller portion of the portfolio, approximately 17 percent at December 31, 2024, is invested in below investment-grade securities. These securities, which pay a higher rate of interest, also have a higher degree of credit or default risk and may also be less liquid in times of economic weakness or market disruptions. While we have put in place procedures to monitor the credit risk and liquidity of our invested assets, it is possible that, in periods of economic weakness (such as recession), we may experience credit or default losses in our portfolio, which could adversely affect our results of operations and financial condition.

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
Our future capital and financing requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses, as well as our investment performance and capital expenditure obligations, including with respect to acquisitions. We may need to raise additional funds through financings or access funds through existing or new credit facilities or through short-term repurchase or borrowing arrangements. We also from time to time seek to refinance debt or credit as amounts become due or commitments expire. Any equity or debt financing or refinancing, if available at all, may be on terms that are not favorable to us. In the case of equity financings, dilution to our shareholders could result, and in any case, such securities may have rights, preferences, and privileges that are senior to those of our Common Shares. Our access to funds under existing credit facilities is dependent on the ability of the banks that are parties to the facilities to meet their funding commitments. If we cannot obtain adequate capital or sources of credit on favorable terms, or at all, we could be forced to use assets otherwise available for our business operations, and our business, results of operations, and financial condition could be adversely affected.

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
Chubb Limited is a holding company that owns shares of its operating insurance and reinsurance subsidiaries along with several loans receivable from affiliates. Beyond this it does not itself have any significant operations or liquid assets. Repayment of loans receivable, guarantee fees and dividends and other permitted distributions from subsidiaries are its primary sources of funds to meet ongoing cash requirements, including any future debt service payments, other expenses, repurchases of its shares, and paying dividends to our shareholders. Some of our insurance subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. The inability of our insurance subsidiaries to pay dividends (or other intercompany amounts due, such as intercompany debt obligations) in an amount sufficient to enable us to meet our cash requirements at the holding company level could have an adverse effect on our operations and our ability to repurchase shares and pay dividends to our shareholders.

Swiss law imposes certain restrictions on our ability to repurchase our shares.
Swiss law imposes certain withholding tax and other restrictions on a Swiss company’s ability to return earnings or capital to its shareholders, including through the repurchase of its own shares. We may only repurchase shares to the extent that sufficient freely distributable reserves are available. In addition, Swiss law requires that the total par value of Chubb's treasury shares must not be in excess of 10 percent of its total share capital, although, to the extent permitted by Swiss law, exemptions from the 10 percent limit apply for repurchased treasury shares dedicated for cancellation under our shareholder-approved capital band or for shares acquired pursuant to a shareholder-ratified repurchase program and dedicated for cancellation. As a result, in order to maintain our share repurchase program, our shareholders must either periodically approve our capital band authorizing our Board to reduce our share capital or, as necessary, ratify our share repurchase program authorizing our Board to acquire shares in excess of the 10 percent limit. If our shareholders do not approve either of the foregoing, we may be restricted or unable to return capital to shareholders through share repurchases in the future. Furthermore, our current repurchase program relies on bank counterparties for execution and Swiss tax rulings confirmed by the competent tax authority for a certain period.

We can re-apply for such tax rulings in the future but cannot guarantee that they will also be granted going forward. Any future revocation, lapse, expiration, or loss of our Swiss tax rulings or the inability to conduct repurchases in accordance with these rulings could jeopardize our ability to continue repurchasing our shares.

Our operating results and shareholders' equity may be adversely affected by currency fluctuations.
Our reporting currency is the U.S. dollar. In general, we match assets and liabilities in local currencies. Where possible, capital levels in local currencies are limited to satisfy minimum regulatory requirements and to support local insurance operations. The principal currencies creating foreign exchange risk are the Korean won, Chinese yuan renminbi, Canadian dollar, Australian dollar, Mexican peso, British pound sterling, Hong Kong dollar, Thai baht, New Taiwan dollar, and euro. At December 31, 2024, approximately 29.9 percent of our unhedged net assets were denominated in foreign currencies. We may experience losses resulting from fluctuations in the values of non-U.S. currencies, which could adversely impact our results of operations and financial condition.

Operational

The regulatory and political regimes under which we operate, and their volatility, could have an adverse effect on our business.
We may from time to time face challenges resulting from changes in applicable law and regulations in particular jurisdictions, or changes in approach to oversight of our business from insurance or other regulators.

Our insurance and reinsurance subsidiaries conduct business globally. Our businesses in each jurisdiction are subject to varying degrees of regulation and supervision. The laws and regulations of the jurisdictions in which our insurance and reinsurance subsidiaries are domiciled require, among other things, maintenance of minimum levels of statutory capital, surplus, and liquidity, various solvency standards, and periodic examinations of subsidiaries' financial condition. In some jurisdictions, laws and regulations also restrict payments of dividends and reductions of capital. Applicable statutes, regulations, and policies may also restrict the ability of these subsidiaries to write insurance and reinsurance policies, to make certain investments, and to distribute funds. The purpose of insurance laws and regulations generally is to protect policyholders and ceding insurance companies, not our shareholders. For example, some jurisdictions have enacted various consumer protection laws that make it more burdensome for insurance companies to sell policies and interact with customers in personal lines businesses. Failure to comply with such regulations can lead to significant penalties and reputational injury.

The non-U.S. and U.S. federal and state laws and regulations that are applicable to our operations are complex and may increase the costs of regulatory compliance or subject our business to the possibility of regulatory actions or proceedings. Laws and regulations not specifically related to the insurance industry include trade sanctions that relate to certain countries, anti-money laundering laws, and anti-corruption laws. The insurance industry is also affected by political, judicial, and legal developments that may create new and expanded regulations and theories of liability. The current economic and financial climates present additional uncertainties and risks relating to increased regulation and the potential for increased involvement of the U.S. and other governments in the financial services industry.

Regulators in countries where we have operations continue to work with the International Association of Insurance Supervisors (IAIS) to consider changes to insurance company supervision, including with respect to group supervision and solvency requirements. The IAIS has developed a Common Framework for the Supervision of Internationally Active Insurance Groups (ComFrame), which is focused on the effective group-wide supervision of international active insurance groups (IAIGs), such as Chubb. The IAIS also implements the Holistic Framework for the assessment and mitigation of systemic risk. As part of ComFrame, in December 2024, the IAIS adopted an international capital standard (ICS) for such IAIGs and concluded that the Aggregation Method developed by the U.S. provides a basis for implementation of the ICS to produce comparable outcomes. Starting in 2027, the IAIS will initiate detailed jurisdictional assessments of ICS implementation. In addition, Chubb businesses across the European Union (EU) are subject to Solvency II, a capital and risk management regime, and our Bermuda businesses are subject to an equivalent of the EU's Solvency II regime. Also applicable to Chubb businesses are the requirements of the Swiss Financial Market Supervisory Authority (FINMA) whose regulations include Swiss Solvency Tests. There are also Risk Based Capital (RBC) requirements in the U.S., which are also subject to revision in response to global developments. The impact to Chubb of these developments remains uncertain.

Furthermore, governments, regulators, investors, customers, and other stakeholders have increased their focus on climate change risk reporting. A variety of governments and regulators have adopted or are in the process of adopting climate change and greenhouse gas emissions disclosure requirements to which Chubb and certain of its individual subsidiaries are or will be subject in the future. Chubb also receives requests for information from investors, customers and other stakeholders from time to time on various aspects of its policies and strategies relating to climate change. This has resulted in expanded and increasingly complex expectations related to reporting under multiple, various, disparate and potentially inconsistent reporting requirements, increased due diligence, and potential requirements for the reporting of scope 3 greenhouse gas emissions. Responding to such disclosure requirements and requests involves risks and uncertainties, including dependence in part on estimates and third-party data that are outside our control. New reporting standards, regulations and requirements with various aims and goals could expose us to legal, regulatory, investor and other stakeholder scrutiny, and customers that disagree with our actions or reporting on climate change may determine not to do business with us, all of which may adversely affect our business, reputation and results of operations.

Evolving privacy, data security, and artificial intelligence (AI) regulations could adversely affect our business.
We are subject to numerous U.S. federal and state laws and non-U.S. laws and regulations governing the protection of personal and confidential information of our clients and employees, including in relation to medical records, credit card data and financial information. These laws and regulations are increasing in complexity and number, change frequently, sometimes conflict, and could expose Chubb to significant monetary damages, regulatory enforcement actions, fines, litigation or claims, and criminal prosecution in one or more jurisdictions.

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

Additionally, the National Association of Insurance Commissioners (NAIC) adopted an Insurance Data Security Model Law, which requires licensed insurance entities to comply with detailed information security requirements. A number of states have enacted it into law, and it is not yet known whether or not, and to what extent, additional states will enact it. Such enactments, especially if inconsistent between states or with existing laws and regulations, could raise compliance costs or increase the risk of noncompliance, with the attendant risk of being subject to regulatory enforcement actions and penalties, as well as reputational harm.

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

Significant other comprehensive privacy laws have been enacted by other jurisdictions, most notably the California Consumer Privacy Act (CCPA), the California Privacy Rights Act (CPRA), and Brazil’s Lei Geral de Protecao de Dados (LGPD), which may affect our use of data and could affect our operations and subject us to fines and actions for noncompliance. In the U.S., several other states are considering similar legislation, and there are ongoing discussions regarding a U.S. National Privacy Law. New laws similar to the GDPR and the CCPA are expected to be enacted in coming years in various countries and jurisdictions in which we operate.

Regulatory standards relating to the use of artificial intelligence (AI) are evolving in the countries where we do business, and may increase risks associated with bias, unfair discrimination, transparency, and information security. State insurance regulators in the U.S. have issued and will continue to consider regulations or guidelines on the use of external data, algorithms, and AI in insurance practices. The European Parliament and European Council have also promulgated the European Union Artificial Intelligence Act, which will regulate the use of AI within the European Union. The application of existing law and introduction of new or revised laws and regulations may require changes in our operations, increase compliance costs and reduce benefits from our adoption of artificial intelligence technologies.

Our worldwide operations, particularly in developing nations, expose us to global geopolitical developments that could have an adverse effect on our business, liquidity, results of operations, and financial condition.
With operations in 54 countries and territories, we provide insurance and reinsurance products and services to a diverse group of clients worldwide, including operations in various developing nations. Both current and future foreign operations could be adversely affected by unfavorable geopolitical developments, including law changes; tax changes; changes in trade policies; changes to visa or immigration policies; regulatory restrictions; government leadership changes; political events and upheaval; sociopolitical instability; social, political or economic instability resulting from climate change; and nationalization of our operations without compensation. Adverse activity in any one country could negatively impact operations, increase our loss exposure under certain of our insurance products, and could otherwise have an adverse effect on our business, liquidity, results of operations, and financial condition, depending on the magnitude of the events and our net financial exposure at that time in that country.

A failure in our operational systems or infrastructure or those of third parties, including due to security breaches or cyber-attacks, could disrupt business, damage our reputation, and cause losses.
Our operations rely on the secure processing, storage, and transmission of confidential and other information and assets, including in our computer systems and networks and those of third-party service providers. Our business depends on effective information security and systems and the integrity and timeliness of the data our information systems use to run our business. Our ability to adequately price products and services, to establish reserves, to provide effective, efficient and secure service to our customers, to value our investments and to timely and accurately report our financial results also depends significantly on the integrity and availability of the data we maintain, including that within our information systems, as well as data in and assets held through third-party service providers and systems. Like all global companies, our systems and those of our third-party service providers, have been, and will likely continue to be, targeted by or subject to viruses, malware or other malicious codes, unauthorized access, cyber-attacks, cyber frauds, ransomware or other unauthorized occurrences, on or conducted through our information systems, which jeopardize the confidentiality, integrity or availability of our information or information systems. Cybersecurity threats are rapidly evolving and those threats and the means for obtaining access to our systems are becoming increasingly sophisticated. Cybersecurity threats can originate from a wide variety of sources including terrorists, nation states, financially motivated actors, internal actors, or third parties, such as external service providers, and the techniques used change frequently or are often not recognized until after they have been launched. The rapid evolution and increased adoption of artificial intelligence technologies may intensify our cybersecurity risks, which include the deployment of artificial intelligence by bad actors intent on finding and exploiting vulnerabilities, use of "deep fakes," and long-term persistent attacks. Although we have implemented administrative and technical controls and have taken protective actions designed to reduce the risk of cyber incidents and to protect our information technology and assets, including conducting due diligence security reviews and negotiating agreements with third-party service providers, and we additionally endeavor to modify such procedures and agreements as circumstances warrant, such measures may be insufficient to prevent cybersecurity events, which may include unauthorized access, computer viruses, malware or other malicious code or cyber-attack, ransomware, phishing scams, or similar attempts to fraudulently induce our employees or others to take actions that compromise our information or information systems, business compromise attacks, catastrophic events, system failures and disruptions, employee errors, negligence or malfeasance, loss of assets or data and other events that could have security consequences. As the breadth and complexity of our security infrastructure continues to grow, the risk of a cybersecurity event increases. Such an event or events may jeopardize Chubb's or its clients' or counterparties' confidential and other information processed and stored within Chubb, and transmitted through its information systems, or otherwise cause interruptions, delays, or malfunctions in Chubb's, its clients', its counterparties', or third parties' operations, or result in data loss or loss of assets that could result in significant losses, reputational damage or an adverse effect on our operations and critical business functions. Chubb may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures and to pursue recovery of lost data or assets and we may be subject to litigation costs and losses, regulatory penalties (as described above) and financial losses that are either not insured against or not fully covered by insurance maintained. In instances where we rely on third parties to perform business functions and process data on our behalf, Chubb may be exposed to additional data security risk as a result of cybersecurity events that impact the third party or others upon whom they rely.

Despite the contingency plans and facilities we have in place and our efforts to observe the regulatory requirements surrounding information security, our ability to conduct business may be adversely affected by a disruption of the infrastructure that supports our business in the communities in which we are located, or of outsourced services or functions. This may include a disruption involving electrical, communications, transportation, or other services used by Chubb or third parties on which we rely. If a disruption occurs in one location and Chubb employees in that location are unable to conduct business, communicate with, or travel to other locations, our ability to service and interact with clients may suffer.

We use analytical models to assist our decision-making in key areas, such as underwriting, claims, reserving, and catastrophe risks, but actual results could differ materially from the model outputs and related analyses.
We use various modeling techniques (e.g., scenarios, predictive, stochastic and/or forecasting) and data analytics to analyze and estimate exposures, loss trends and other risks associated with our assets and liabilities. We use the modeled outputs and related analyses to assist us in decision-making (e.g., underwriting, pricing, claims, reserving, reinsurance, and catastrophe risk) and to maintain competitive advantage. The modeled outputs and related analyses are subject to various assumptions, uncertainties, model errors and the inherent limitations of any statistical analysis, including the use of historical internal and industry data. In addition, the modeled outputs and related analyses may from time to time contain inaccuracies, perhaps in material respects, including as a result of inaccurate inputs or applications thereof. Climate change may make modeled outcomes less certain or produce new, non-modeled risks. Consequently, actual results may differ materially from our modeled results. If, based upon these models or other factors, we misprice our products or underestimate the frequency or severity of loss events, or overestimate the risks we are exposed to, new business growth and retention of our existing business may be adversely affected which could have an adverse effect on our results of operations and financial condition.

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

Operational risk from internal system and process failures, human errors and misconduct may be difficult to detect and prevent and could adversely affect our business, results of operations, and financial condition.
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

Recent technological advancements in the insurance industry and information technology industry present new and fast-evolving competitive risks as participants seek to increase transaction speeds, lower costs, and create new opportunities. Advancements in technology are occurring in underwriting, claims, distribution, and operations at a pace that may quicken, including as companies increase use of data analytics, AI and other technology as part of their business strategy. We will be at a competitive disadvantage if, over time, our competitors are more effective than us in their utilization of technology and evolving data analytics. If we do not anticipate or keep pace with these technological and other changes impacting the insurance industry, it could adversely affect our business results of operations and financial condition.

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
Acquisitions involve numerous operational, strategic, financial, accounting, legal, tax, and other risks, potential liabilities associated with the acquired businesses, and uncertainties related to design, operation and integration of acquired businesses’ internal controls over financial reporting. Difficulties in integrating an acquired company, along with its personnel, may result in the acquired company performing differently than we expected, in operational challenges or in our failure to realize anticipated expense-related efficiencies. This may also apply to companies in which we acquire majority ownership. Our existing businesses could also be negatively impacted by acquisitions. In addition, goodwill and intangible assets recorded in connection with insurance company acquisitions may be impaired if premium growth, underwriting profitability, agency retention and policy persistency, among other factors, differ from expectations.

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

We may be subject to U.S. tax and Bermuda tax which may have an adverse effect on our results of operations and shareholders' equity.
Chubb Limited and our non-U.S. subsidiaries operate such that none of these companies should be subject to U.S. tax (other than U.S. excise tax on insurance and reinsurance premium income attributable to insuring or reinsuring U.S. risks and U.S. withholding tax on some types of U.S. source investment income), because none of these companies should be treated as engaged in a trade or business within the U.S. However, because there is considerable uncertainty as to the activities that constitute being engaged in a trade or business within the U.S., we cannot be certain that the Internal Revenue Service (IRS) will not contend successfully that Chubb Limited or its non-U.S. subsidiaries are engaged in a trade or business in the U.S. If Chubb Limited or any of its non-U.S. subsidiaries were considered to be engaged in a trade or business in the U.S., such entity could be subject to U.S. corporate income and branch profits taxes on the portion of its earnings effectively connected to such U.S. business, in which case our results of operations and our shareholders' equity could be adversely affected.

Historically, our Bermuda operations have not been subject to Bermuda income tax. However, on December 27, 2023, the Government of Bermuda enacted a 15 percent income tax effective January 1, 2025.

The new Bermuda income tax will be a covered tax under the OECD’s global minimum tax regime discussed in our Risk Factor below titled “The Organization for Economic Cooperation and Development (OECD), European Union (EU), Swiss Federal Council, and other jurisdictions are considering, have considered, or have passed measures that might change long standing tax principles that could increase our taxes.” Therefore, we would expect any implementation of the OECD global minimum tax regime to count any current Bermuda income tax toward such OECD minimum tax.

The imposition of the Bermuda corporate income tax will increase our effective tax rate and cash taxes paid beginning in 2025.

We could be adversely affected by certain features of the Inflation Reduction Act.
On August 16, 2022, President Biden signed the Inflation Reduction Act (IRA) of 2022 (H.R. 5376). Key tax provisions included in the Inflation Reduction Act include a 15 percent corporate alternative minimum tax (CAMT) on adjusted financial statement income for corporations with average profits over $1 billion, and a 1 percent excise tax on repurchases of corporate stock. The CAMT and the excise tax on share repurchases are effective for tax years beginning after December 31, 2022. Since enactment, the IRS and U.S. Treasury Department have issued final and proposed regulations and notices, interpreting and implementing the new provisions. Guidance on rules implementing the Inflation Reduction Act is not yet final in some areas; there are many uncertainties relating to its ultimate application and effects on our company.

The Organization for Economic Cooperation and Development (OECD), European Union (EU), Swiss Federal Council, and other jurisdictions are considering, have considered, or have passed measures that might change long standing tax principles that could increase our taxes.
The OECD has published a framework for taxation that in many respects is different than long standing international tax principles. This framework, along with related administrative guidance, could redefine what income is taxed in which country and institute a 15 percent global minimum tax in 2024 or later years. To date, many EU and other countries have enacted the 15 percent global minimum tax. Switzerland has enacted aspects of these rules, effective on January 1, 2025, including the income inclusion rule but not the under taxed profits rule.

On January 15, 2025, the OECD issued administrative guidance that, if incorporated into law, could cause additional tax to be payable to the extent the deferred tax asset we established upon enactment of Bermuda’s corporate income tax in 2023 reverses after 2026. It is uncertain at this time whether and to what extent the jurisdictions in which we operate will implement this guidance.

On January 20, 2025, President Trump issued a memorandum announcing that the OECD framework has “no force or effect in the United States” and disavowing any commitments previously made by the United States with respect to the framework. The memorandum also directs the U.S. Secretary of the Treasury to develop and present to President Trump a list of protective measures or other options towards foreign countries that are either not in compliance with any tax treaty with the United States or have tax rules that are “extraterritorial or disproportionately affect American companies.” The possible uneven enactment of the OECD framework by various jurisdictions coupled with the United States’ response to these rules could cause uncertainties to and increases in our income taxes.

Several multilateral organizations, including the EU and the OECD have, in recent years, expressed concern about some countries not participating in adequate tax information exchange arrangements and have threatened those that do not agree to cooperate with punitive sanctions by member countries. It is still unclear what all these sanctions might be, which countries might adopt them, and when or if they might be imposed. We cannot provide assurance that the Tax Information Exchange Agreements (TIEAs) that have been entered into by Switzerland and Bermuda will be sufficient to preclude the sanctions described above, which, if ultimately adopted, could adversely affect us.

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
Before a person can acquire control of an insurance company, prior written approval must be obtained from the insurance commissioner of the U.S. state or the regulator of the applicable country where the insurer is domiciled. The regulator may consider such factors as the financial strength of the applicant, the integrity and management of the applicant's Board of Directors and executive officers, the acquirer's plans for the future operations of the domestic insurer, and any anti-competitive results that may arise from the consummation of the acquisition of control. Generally, U.S. state statutes provide that control over a domestic insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing 10 percent or more of the voting securities of the U.S. insurer. Because a person acquiring 10 percent or more of our Common Shares would indirectly control the same percentage of the stock of our insurance subsidiaries, the insurance change of control laws of various jurisdictions would likely apply to such a transaction. Although our Articles of Association may limit the voting power of any shareholder to less than 10 percent, applicable regulators may not agree that a shareholder that owned 10 percent or more of our Common Shares did not, because of the limitation on the voting power of such shares, control the applicable insurance subsidiary. Laws of other jurisdictions in which one or more of our existing companies are, or a future affiliate may be, organized or domiciled may contain similar restrictions on the acquisition of control of Chubb.

These laws may discourage potential acquisition proposals and may delay, deter, or prevent a change of control of Chubb, including transactions that some or all of our shareholders might consider to be desirable.

Shareholder voting requirements under Swiss law may limit our flexibility with respect to certain aspects of capital management.
Swiss law allows our shareholders to authorize the Board of Directors to issue new shares within a pre-defined range under our capital band without further shareholder approval. Because such capital band is limited in duration, the authorization must be periodically renewed by our shareholders. Swiss law also does not provide as much flexibility as other jurisdictions in the various terms that can attach to different classes of stock and reserves for approval by shareholders many corporate actions that are not reserved for shareholders in other jurisdictions, such as approval of dividends. We cannot provide assurance that Swiss law requirements relating to our capital management will not have an adverse effect on Chubb or our shareholders.

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

Chubb has also been advised by its Swiss counsel that there is no treaty in effect between the U.S. and Switzerland providing for this enforcement, and there are grounds upon which Swiss courts may not enforce judgments of U.S. courts. Some remedies available under the laws of U.S. jurisdictions, including some remedies available under the U.S. federal securities laws, would not be allowed in Swiss courts as contrary to that country's public policy.

Shareholders may be subject to Swiss withholding taxes on the payment of dividends.
Our dividends are generally subject to a Swiss withholding tax at a rate of 35 percent; however, payment of a dividend in the form of a capital contribution reserve reduction or par value reduction is not subject to Swiss withholding tax. We have previously obtained shareholder approval for dividends to be paid in such form. It is our practice to recommend to shareholders that they annually approve the payment of dividends in such form, but we cannot assure that our shareholders will continue to approve a reduction in such form each year or that we will be able to meet the other legal requirements for a reduction, or that Swiss withholding tax rules will not be changed in the future. We estimate we would be able to pay dividends in such form, and thus exempt from Swiss withholding tax, until 2028–2033. This range may vary depending upon changes in annual dividends, special dividends, share repurchases, the U.S. dollar/Swiss franc exchange rate, changes in par value or capital contribution reserves or adoption of changes or new interpretations to Swiss corporate or tax law or regulations.

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
If Chubb Limited is considered a PFIC for U.S. federal income tax purposes, a U.S. person who holds Chubb Limited shares will be subject to adverse U.S. federal income tax consequences in which case their investment could be adversely affected. In addition, if Chubb Limited were considered a PFIC, upon the death of any U.S. individual owning shares, such individual's heirs or estate would not be entitled to a "step-up" in the basis of the shares which might otherwise be available under U.S. federal income tax laws. We believe that we are not, have not been, and currently do not expect to become, a PFIC for U.S. federal income tax purposes. We cannot assure, however, that we will not be deemed a PFIC by the IRS. U.S. federal tax law and final and proposed regulations issued by the IRS and U.S. Treasury Department contain rules that may affect the application of the PFIC provisions to an insurance company. Shareholders are advised to consult their tax advisors.

ITEM 1B. Unresolved Staff Comments
There are currently no unresolved SEC staff comments regarding our periodic or current reports.

ITEM 1C. Cybersecurity and Risk Governance

Risk management and strategy
As detailed in our risk factors included in Item 1A, Chubb recognizes the significant risks posed by cybersecurity and data protection challenges, which could adversely affect our business, financial condition, and results of operations. We have implemented a risk-based approach to identify and assess the cybersecurity threats that could affect our business and information systems, and we evaluate changes and enhancements to our technology environment as well as conduct third-party assessments to confirm that they meet our information security control requirements. Our cybersecurity program and control environment incorporate appropriate industry standards and best practices, such as the National Institute of Standards and Technology Cyber Security Framework (NIST CSF), and are designed to comply with numerous U.S. federal and state and international laws, rules, and regulations governing the protection of personal and confidential information of our clients and employees. We use various tools and methods to assess, identify, and manage cybersecurity risk that are tested regularly, including the following:

Technological Tools
Chubb uses information security tools designed to protect information and systems. Our Information Security team regularly monitors these tools to discover and respond promptly to anomalous and suspicious patterns. We also participate in information sharing networks (government and private) and deploy system updates and other technologies.

Employee Training
We endeavor to provide all employees with data protection training. Employees involved with information protection, privacy, and other risk management specialties also engage in specialized role-based training as is practicable. We use a variety of training methods, including computer-based training, role-based training, company intranet awareness campaigns, and various simulation exercises.

Data Protection Culture
Chubb actively promotes a data protection culture. We maintain policies and standards designed to protect personal and corporate information. The policies and standards are developed by a multi-disciplinary team, with participation from information security and IT compliance, privacy, IT legal, compliance, and business representatives.

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

The management-level responsibility for assessing and managing cybersecurity risk is led by our CISO and CTO. Prior to joining Chubb in 2015, our CISO was Director of the threat analytics platform for a major cybersecurity incident detection and response company. Prior to that, our CISO was an executive leader within the information security practice and a technical architect with two global accounting firms. Our CTO has extensive experience as a chief technology officer in digital-first environments and was previously the chief technology officer of a large global bank, responsible for the bank’s core infrastructure, end-user technology, production support, group architecture, cloud technology, and software license management. Our CTO holds a master’s degree in geographical information systems and a bachelor’s degree in artificial intelligence and computer science. Chubb management also benefits from the advice provided by a Cyber Advisory Board of external experts. The members of the Cyber Advisory Board have extensive experience and deep expertise on cybersecurity matters, several having served in senior government positions with executive responsibility for identifying and mitigating cyber threats across the globe.

Chubb management continues to prioritize investments in cybersecurity to protect the confidentiality, integrity, and availability of our data. In accordance with our cybersecurity risk assessment processes, we have deployed a set of cybersecurity controls to protect Chubb. We also maintain a data security incident response plan, applied at an enterprise level, to facilitate our ability to rapidly detect and address data security incidents with the goals of: (i) minimizing risk to data and systems; (ii) quickly recovering and resuming operations; (iii) where applicable, providing timely notice of an incident to regulators and providing timely notice and remediation services to affected individuals; (iv) minimizing potential brand damage; (v) managing litigation, investigations, and disputes that may arise in the aftermath of an incident; and (vi) identifying opportunities to enhance Chubb’s data security approach. Consistent with our incident response plan, the CISO informs the Chief Privacy Officer, who is a member of our legal team, and they notify other members of management of significant cybersecurity incidents and provide them with regular updates on the status of such incidents, including mitigation, remediation, and steps to avoid recurrence.

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

We have paid dividends each quarter since we became a public company in 1993. In 2024 and 2023, our annual dividends were paid by way of a distribution from capital contribution reserves (Additional paid-in capital) through the transfer of dividends from Additional paid-in capital to Retained earnings (free reserves) as approved by our shareholders.

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

The number of record holders of Common Shares as of February 20, 2025, was 6,594. This is not the actual number of beneficial owners of Chubb's Common Shares since most of our shareholders hold their shares through a stockbroker, bank or other nominee rather than directly in their own names.

Refer to Part III, Item 12 for information relating to compensation plans under which equity securities are authorized for issuance.

Issuer's Repurchases of Equity Securities for the Three Months Ended December 31, 2024

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan (3)
October 1 through October 31	338	$289.85	—	$2.40	billion
November 1 through November 30	421,683	$281.73	420,000	$2.28	billion
December 1 through December 31	2,185,641	$278.21	2,182,601	$1.68	billion
Total	2,607,662	$278.78	2,602,601
(1)This column represents open market share repurchases and the surrender to Chubb of Common Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and to cover the cost of the exercise of options by employees through stock swaps.
(2)The aggregate value of shares purchased in the three months ended December 31, 2024, as part of the publicly announced plan was $725 million. Refer to Note 15 to the Consolidated Financial Statements for more information on the Chubb Limited securities repurchase authorizations.
(3)For the period January 1, 2025, through February 26, 2025, we repurchased 543,782 Common Shares for a total of $148 million in a series of open market transactions. As of February 26, 2025, $1.53 billion in share repurchase authorization remained.

Performance Graph
Set forth below is a line graph comparing the dollar change in the cumulative total shareholder return on Chubb's Common Shares from December 31, 2019, through December 31, 2024, as compared to the cumulative total return of the Standard & Poor's 500 Stock Index and the cumulative total return of the Standard & Poor's Property-Casualty Insurance Index. The cumulative total shareholder return is a concept used to compare the performance of a company's stock over time and is the ratio of the stock price change plus the cumulative amount of dividends over the specified time period (assuming dividend reinvestment), to the stock price at the beginning of the time period. The chart depicts the value on December 31, 2020, 2021, 2022, 2023, and 2024, of a $100 investment made on December 31, 2019, with all dividends reinvested.

$250
$200
$150
$100
$50
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Chubb
S&P 500 Index
S&P 500 P&C Index

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Chubb Limited	$100	$101	$130	$150	$157	$194
S&P 500 Index	$100	$118	$152	$125	$158	$197
S&P 500 P&C Index	$100	$107	$128	$152	$168	$228

ITEM 6. [Reserved]

Item not applicable.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition and results of operations for the years ended December 31, 2024 and 2023, and comparisons between 2024 and 2023. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes, under Item 8 of this Form 10-K. Comparisons between 2023 and 2022 have been omitted from this Form 10-K, but can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Form 10-K for the year ended December 31, 2023.

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
•the impact of changes in tax laws, guidance and interpretations, such as the implementation of the Organization for Economic Cooperation and Development international tax framework, or the increasing number of challenges from tax authorities in the current global tax environment;
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

We are organized along a profit center structure by line of business and territory that does not necessarily correspond to corporate legal entities. Profit centers can access various legal entities subject to licensing and other regulatory rules. Profit centers are expected to generate P&C underwriting income, life segment income, and appropriate risk-adjusted returns. Our corporate structure has facilitated the development of management talent by giving each profit center's senior management team the necessary autonomy within underwriting authorities to make operating decisions and create products and coverages needed by its target customer base. We are focused on delivering P&C underwriting profit and life segment income by only writing policies which we believe adequately compensate us for the risk we accept.

We generate gross revenues from three principal sources: P&C income, Life income, and investment income. Cash flow is generated from premiums collected and investment income received less paid losses and loss expenses, policy acquisition costs, and administrative expenses. Invested assets are substantially held in liquid, investment grade fixed income securities of relatively short duration. Claims payments in any short-term period are highly unpredictable due to the random nature of loss events and the timing of claims awards or settlements. The value of investments held to pay future claims is subject to market forces such as the level of interest rates, stock market volatility, and credit events such as corporate defaults. The actual cost of claims is also volatile based on loss trends, inflation rates, court awards, and catastrophes. We believe that our cash balance, our highly liquid investments, credit facilities, and reinsurance protection provide sufficient liquidity to meet unforeseen claim demands that might occur in the year ahead. Refer to “Liquidity” and “Capital Resources” for additional information.

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

The following table presents a roll-forward of our unpaid losses and loss expenses:

	December 31, 2024			December 31, 2023
(in millions of U.S. dollars)	Gross Losses	Reinsurance Recoverable (1)	Net Losses	Gross Losses	Reinsurance Recoverable (1)	Net Losses
Balance, beginning of year	$80,122	$17,884	$62,238	$75,747	$17,086	$58,661
Losses and loss expenses incurred	32,534	6,512	26,022	31,346	7,246	24,100
Losses and loss expenses paid	(27,970)	(6,467)	(21,503)	(27,802)	(6,791)	(21,011)
Other (including foreign exchange translation)	(682)	(195)	(487)	—	(83)	83
Consolidation of Huatai	—	—	—	831	426	405
Balance, end of year	$84,004	$17,734	$66,270	$80,122	$17,884	$62,238
(1)Net of valuation allowance for uncollectible reinsurance.

The estimate of the liabilities includes provisions for claims that have been reported but are unpaid at the balance sheet date (case reserves) and for obligations on claims that have been incurred but not reported (IBNR) at the balance sheet date. IBNR may also include provisions to account for the possibility that reported claims may settle for amounts that differ from the established case reserves. Loss reserves also include an estimate of expenses associated with processing and settling unpaid claims (loss expenses). Our loss reserves comprise approximately 77 percent casualty-related business, which typically encompasses long-tail risks, and other risks where a high degree of judgment is required.

The process of establishing loss reserves for property and casualty claims can be complex and is subject to considerable uncertainty as it requires the use of informed estimates and judgments based on circumstances underlying the insured losses known at the date of accrual. For example, the reserves established for high excess casualty claims, asbestos and environmental claims, claims from major catastrophic events, or for our various product lines each require different assumptions and judgments to be made. The effects of inflation create additional uncertainty, while climate change could, over time, add new uncertainties to the loss reserving process.

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

With respect to IBNR reserves and those claims that have been incurred but not reported prior to the balance sheet date, there is, by definition, limited actual information to form the case reserve estimate and reliance is placed upon historical loss experience and actuarial methods to estimate the ultimate loss obligations and the corresponding amount of IBNR. IBNR reserve estimates are generally calculated by first projecting the ultimate amount of losses for a product line and subtracting paid losses and case reserves for reported claims. The judgments involved in projecting the ultimate losses may pertain to the use and interpretation of various standard actuarial reserving methods that place reliance on the extrapolation of actual historical data, loss development patterns, industry data, and other benchmarks, as appropriate. The estimate of the required IBNR reserve also requires judgment by actuaries and management to reflect the impact of more contemporary and subjective factors, both qualitative and quantitative. Among some of these factors that might be considered are changes in business mix or volume, changes in ceded reinsurance structures, changes in claims handling practices, reported and projected loss trends, inflation, the legal environment, and the terms and conditions of the contracts sold to our insured parties.

Determining management's best estimate
Our recorded reserves represent management's best estimate of the provision for unpaid claims as of the balance sheet date, and establishing them involves a process that includes collaboration with various relevant parties in the company. For information on our reserving process, refer to Note 8 to the Consolidated Financial Statements.

Sensitivity to underlying assumptions
While we believe that our reserve for unpaid losses and loss expenses at December 31, 2024, is adequate, new information or emerging trends that differ from our assumptions may lead to future development of losses and loss expenses that is significantly greater or less than the recorded reserve, which could have a material effect on future operating results. As noted previously, our best estimate of required loss reserves for most portfolios is judgmentally selected for each origin year after considering the results from a number of reserving methods and is not a purely mechanical process. Therefore, it is difficult to convey, in a simple and quantitative manner, the impact that a change to a single assumption will have on our best estimate. In the examples below, we attempt to give an indication of the potential impact by isolating a single change for a specific reserving method that would be pertinent in establishing the best estimate for the product line described. We consider each of the following sensitivity analyses to represent a reasonably likely deviation in the underlying assumption.

North America Commercial P&C Insurance - Workers' Compensation
Given the long reporting and paid development patterns for workers' compensation business, the development factors used to project actual current losses to ultimate losses for our current exposure require considerable judgment that could be material to consolidated loss and loss expense reserves. Specifically, adjusting ground up ultimate losses by a one percentage point change in the tail factor (i.e., 1.04 changed to either 1.05 or 1.03) would cause a change of approximately $1.1 billion, either positive or negative, for the projected net loss and loss expense reserves. This represents an impact of about 10.9 percent relative to recorded net loss and loss expense reserves of approximately $10.2 billion.

North America Commercial P&C Insurance – Liability
As is the case for Workers’ Compensation above, given the long reporting and paid development patterns, the development factors used to project actual current losses to ultimate losses for our current exposure require considerable judgment that could be material to consolidated loss and loss expense reserves. Specifically, for our main U.S. Excess/Umbrella portfolios, a five percentage point change in the tail factor (e.g., 1.10 changed to either 1.15 or 1.05) would cause a change of approximately $0.8 billion, either positive or negative, for the projected net loss and loss expense reserves. This represents an impact of about 18 percent relative to recorded net loss and loss expense reserves of approximately $4.3 billion for these portfolios.

The reserve portfolio for our Chubb Bermuda operations contains exposure to high excess liability, D&O and other professional liability coverage (typically with attachment points in excess of $100 million and gross limits of up to $150 million). Due to the layer of exposure covered, the expected frequency for this book is very low. As a result of the low frequency/high severity nature of the book, a small difference in the actual vs. expected claim frequency, either positive or negative, could result in a material change to the projected ultimate loss if such change in claim frequency was related to a policy where significant limits were deployed.

North America Personal P&C Insurance
Due to the relatively short-tailed nature of many of the coverages involved (e.g., homeowners property damage), most of the incurred losses in Personal Lines are resolved within a few years of occurrence. As shown in our loss triangle disclosure, the vast majority (over 90 percent) of Personal Lines net ultimate losses and allocated loss adjustment expenses are typically paid within five years of the accident date and almost 80 percent within two years. Even though there are significant reserves associated with some liability exposures such as personal excess/umbrella liability, our incurred loss triangle also shows a roughly consistent pattern of only relatively minor movements in incurred estimates over time by accident year especially after twenty-four months of maturity. While the liability exposures are subject to additional uncertainties from more protracted resolution times, the main drivers of volatility in the Personal Lines business are relatively short-term in nature and relate to things like natural catastrophes, non-catastrophe weather events, man-made risks, and individual large loss volatility from other fortuitous claim events.

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

Overseas General Insurance
Certain long-tail lines, such as casualty and financial lines, are particularly susceptible to changes in loss trend and claim inflation. Heightened perceptions of tort and settlement awards around the world can increase the demand for these products as well as contributing to the uncertainty in the reserving estimates. Our reserving methods rely on loss development patterns estimated from historical data and while we attempt to adjust such factors for known changes in the current tort environment, it is possible that such factors may not entirely reflect all recent trends in tort environments. For example, when applying the reported loss development method, the lengthening of our selected loss development patterns by six months would increase reserve estimates on long-tail casualty and financial lines for accident years 2022 and prior by approximately $500 million. This represents an impact of 10.1 percent relative to recorded net loss and loss expense reserves of approximately $4.9 billion.

Global Reinsurance
At December 31, 2024, net unpaid losses and loss expenses for the Global Reinsurance segment aggregated to $1.9 billion, consisting of $756 million of case reserves and $1,112 million of IBNR. In comparison, at December 31, 2023, net unpaid losses and loss expenses for the Global Reinsurance segment aggregated to $1.7 billion, consisting of $744 million of case reserves and $909 million of IBNR.

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

On occasion, there will be differences between our carried loss reserves and unearned premium reserves and the amount of loss reserves and unearned premium reserves reported by the ceding companies. This is due to the fact that we receive consistent and timely information from ceding companies only with respect to case reserves. For IBNR, we use historical experience and other statistical information, depending on the type of business, to estimate the ultimate loss. We estimate our unearned premium reserve by applying estimated earning patterns to net premiums written for each treaty based upon that treaty's coverage basis (i.e., risks attaching or losses occurring). At December 31, 2024, the case reserves, net of retrocessions, reported to us by our ceding companies approximated our recorded case reserves. Our policy is to post additional case reserves in addition to the amounts reported by our cedants when our evaluation of the ultimate value of a reported claim is different than the evaluation of that claim by our cedant.

Typically, there is inherent uncertainty around the length of paid and reported development patterns, especially for certain casualty lines such as excess workers' compensation or general liability, which may take decades to fully develop. This uncertainty is accentuated by the need to supplement client development patterns with industry development patterns due to the sometimes low statistical credibility of the data. The underlying source and selection of the final development patterns can thus have a significant impact on the selected ultimate net losses and loss expenses. For example, a 20 percent shortening or lengthening of the development patterns used for U.S. long-tail lines would cause the loss reserve estimate derived by the reported Bornhuetter-Ferguson method for these lines to change by approximately $184 million. This represents an impact of 20 percent relative to recorded net loss and loss expense reserves of approximately $935 million.

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

Sensitivities to underlying assumptions
While we believe that our future policy benefits reserves of $16.1 billion are appropriate at December 31, 2024, new information or emerging trends that impact best estimate assumptions may have a material effect on the FPBL and future operating results.

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

The following table shows the increase or (decrease) of the FPBL as a result of changes in various best estimate assumptions:

Liability for Future Policy Benefits		Life Insurance
(in millions of U.S. dollars)		Term Life	Whole Life	A&H	Other	Total
Discount rate
+100 basis points	(increase)/decrease in OCI	$(33)	$(2,030)	$(345)	$(82)	$(2,490)
- 100 basis points	(increase)/decrease in OCI	33	2,030	345	82	2,490
Mortality
+10%	(increase)/decrease in net income	23	46	—	—	69
- 10%	(increase)/decrease in net income	(22)	(49)	1	—	(70)
Morbidity
+10%	(increase)/decrease in net income	3	28	261	—	292
- 10%	(increase)/decrease in net income	(3)	(29)	(255)	—	(287)
Persistency
+10%	(increase)/decrease in net income	(7)	(16)	(21)	(2)	(46)
- 10%	(increase)/decrease in net income	7	17	21	2	47

Valuation of value of business acquired (VOBA) and amortization of VOBA
As part of the acquisition of businesses that sell long-duration contracts, such as life products, we established an intangible asset related to VOBA, which represents the estimated fair value of the future profits of in-force long duration contracts. The valuation of VOBA at the time of acquisition is derived from similar assumptions to those used to establish the associated future policy benefits reserves, including mortality, morbidity, persistency, investment yields, expenses, and the discount rate. The most significant input in this calculation is the discount rate used to arrive at the present value of the net cash flows. We amortize VOBA as a component of Policy acquisition costs in the Consolidated statements of operations in relation to the profit emergence of the underlying contracts, which is generally in proportion to premium revenue recognized based upon the same assumptions used at the time of the acquisition.

At least annually, we perform a VOBA asset recoverability review using a premium deficiency test to ensure that the unamortized portion does not exceed the expected recoverable amounts. If we determine that the premium margins or gross profits are less than the unamortized balance, then the asset will be adjusted downward with the adjustment recorded as an expense in the current period. Unrecoverable costs are expensed in the period identified.

Risk transfer
In the ordinary course of business, we both purchase (or cede) and sell (or assume) reinsurance protection. We discontinued the purchase of all finite risk reinsurance contracts, as a matter of policy, in 2002. For both ceded and assumed reinsurance, risk transfer requirements must be met in order to use reinsurance accounting, principally resulting in the recognition of cash flows under the contract as premiums and losses. If risk transfer requirements are not met, deposit accounting applies, typically resulting in the recognition of cash flows under the contract through a deposit asset or liability and not as revenue or expense. To meet risk transfer requirements, a reinsurance contract must include both insurance risk, consisting of underwriting and timing risk, and a reasonable possibility of a significant loss for the assuming entity. We also apply similar risk transfer requirements to determine whether certain commercial insurance contracts should be accounted for as insurance or a deposit. Contracts that include fixed premium (i.e., premium not subject to adjustment based on loss experience under the contract) for fixed coverage generally transfer risk and do not require judgment.

Reinsurance and insurance contracts that include both significant risk sharing provisions, such as adjustments to premiums or loss coverage based on loss experience, and relatively low policy limits, as evidenced by a high proportion of maximum premium assessments to loss limits, can require considerable judgment to determine whether or not risk transfer requirements are met. For such contracts, often referred to as structured products, we require that risk transfer be specifically assessed for each contract by developing expected cash flow analyses at contract inception. To support risk transfer, the cash flow analyses must demonstrate that a significant loss is reasonably possible. We use various tests to accomplish this, one of which is the ratio of the net present value of losses and commissions divided by the net present value of premiums equals or exceeds 110 percent with at least a 10 percent probability. For purposes of cash flow analyses, we generally use a risk-free rate of return consistent with the expected average duration of loss payments. In addition, to support insurance risk, we must prove the reinsurer's risk of loss varies with that of the reinsured and/or support various scenarios under which the assuming entity can recognize a significant loss.

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

Generally, we use a default analysis to estimate uncollectible reinsurance. The primary components of the default analysis are reinsurance recoverable balances by reinsurer, net of collateral, and forward looking default factors used to estimate the probability that the reinsurer may be unable to meet its future obligations in full. The definition of collateral for this purpose requires some judgment and is generally limited to assets held in a Chubb-only beneficiary trust, letters of credit, and liabilities held by us with the same legal entity for which we believe there is a right of offset. We do not currently include multi-beneficiary trusts. However, we have several reinsurers that have established multi-beneficiary trusts for which certain of our companies are beneficiaries. The determination of the default factor is principally based on the financial strength rating of the reinsurer and a corresponding default factor applicable to the financial strength rating. Default factors require considerable judgment and are determined using the current financial strength rating, or rating equivalent, of each reinsurer as well as other key considerations and assumptions. Significant considerations and assumptions include, but are not necessarily limited to, the following:

•For reinsurers that maintain a financial strength rating from a major rating agency, and for which recoverable balances are considered representative of the larger population (i.e., default probabilities are consistent with similarly rated reinsurers and payment durations conform to averages), the judgment exercised by management to determine the valuation allowance for uncollectible reinsurance of each reinsurer is typically limited because the financial rating is based on a published source and the default factor we apply is based on a historical default factor of a major rating agency applicable to the particular rating class. In 2024, the published historical default factors by rating class were updated and at December 31, 2024, default factors applied for financial ratings of AAA, AA, A, BBB, BB, B, and CCC, are 0.4 percent, 1.1 percent, 1.5 percent, 3.1 percent, 7.3 percent, 11.2 percent, and 52.8 percent, respectively. Because our model is predicated on the historical default factors of a major rating agency, we do not generally consider alternative factors. However, when a recoverable is expected to be paid in a brief period of time by a highly-rated reinsurer, such as certain property catastrophe claims, a default factor may not be applied;
•For balances recoverable from reinsurers that are both unrated by a major rating agency and for which management is unable to determine a credible rating equivalent based on a parent or affiliated company, we may determine a rating equivalent based on our analysis of the reinsurer that considers an assessment of the creditworthiness of the particular entity, industry benchmarks, or other factors as considered appropriate. We then apply the applicable default factor for that rating class. For balances recoverable from unrated reinsurers for which our ceded reserve is below a certain threshold, we generally apply a default factor of 11.2 percent;
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

The following table summarizes reinsurance recoverables and the valuation allowance for uncollectible reinsurance for each type of recoverable balance at December 31, 2024:

	Gross Reinsurance Recoverable on Losses and Loss Expenses	Recoverables (net of Usable Collateral)
			Valuation allowance for Uncollectible Reinsurance (1)
(in millions of U.S. dollars)
Type
Reinsurers with credit ratings	$15,944	$14,117	$179
Reinsurers not rated	332	279	31
Reinsurers under supervision and insolvent reinsurers	107	106	44
Captives	2,704	557	13
Other, including structured settlements and pools	1,000	990	43
Total	$20,087	$16,049	$310
(1)     The valuation allowance for uncollectible reinsurance is based on a default analysis applied to gross reinsurance recoverables, net of approximately $4.0 billion of collateral at December 31, 2024.

At December 31, 2024, the use of different assumptions within our approach could have a material effect on the valuation allowance for uncollectible reinsurance. To the extent the creditworthiness of our reinsurers was to deteriorate due to an adverse event affecting the reinsurance industry, such as a large number of major catastrophes, actual uncollectible amounts could be significantly greater than our valuation allowance for uncollectible reinsurance. Such an event could have a material adverse effect on our financial condition, results of operations, and our liquidity. Given the various considerations used to estimate our uncollectible valuation allowance, we cannot precisely quantify the effect a specific industry event may have on the valuation allowance for uncollectible reinsurance. However, based on the composition (particularly the average credit quality) of the reinsurance recoverable balance at December 31, 2024, we estimate that a ratings downgrade of one notch for all rated reinsurers (e.g., from A to A- or A- to BBB+) could increase our valuation allowance for uncollectible reinsurance by approximately $54 million or approximately 0.3 percent of the gross reinsurance recoverable balance, assuming no other changes relevant to the calculation. While a ratings downgrade would result in an increase in our valuation allowance for uncollectible reinsurance and a charge to earnings in that period, a downgrade in and of itself does not imply that we will be unable to collect all of the ceded reinsurance recoverable from the reinsurers in question. Refer to Note 5 to the Consolidated Financial Statements, under item 8, for additional information.

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

Deferred income taxes
At December 31, 2024, the Consolidated balance sheet reflects a deferred tax asset of $1.60 billion and a deferred tax liability of $1.58 billion. Our deferred tax assets and liabilities primarily result from temporary differences between the amounts recorded in our Consolidated Financial Statements and the tax basis of our assets and liabilities. We determine deferred tax assets and liabilities separately for each tax-paying component (an individual entity or group of entities that is consolidated for tax purposes) in each tax jurisdiction. The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carryback or carryforward periods under the tax law in the applicable tax jurisdiction. There may be changes in tax laws in a number of countries where we transact business that impact our deferred tax assets and liabilities. At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized. The determination of the need for a valuation allowance is based on all available information including projections of future taxable income, principally derived from business plans and where there are appropriate available tax planning strategies. Projections of future taxable income incorporate assumptions of future business and operations that are apt to differ from actual experience. If our assumptions and estimates that resulted in our forecast of future taxable income prove to be incorrect, an additional valuation allowance could become necessary, which could have a material adverse effect on our financial condition, results of operations, and liquidity. At December 31, 2024, the valuation allowance of $1.08 billion reflects management's assessment that it is more likely than not that a portion of the deferred tax assets will not be realized due to the inability of certain subsidiaries to generate sufficient taxable income.

Goodwill impairment assessment
Goodwill, which represents the excess of acquisition cost over the estimated fair value of net assets acquired, was $19.6 billion and $19.7 billion at December 31, 2024 and 2023, respectively. Goodwill is assigned to applicable reporting units of acquired entities at the time of acquisition. Goodwill is not amortized but is subject to a periodic evaluation for impairment at least annually, or earlier if there are any indications of possible impairment. Impairment is tested at the reporting unit level, which is the same as, or one level below, an operating segment. The impairment evaluation first uses a qualitative assessment to determine whether it is more likely than not (i.e., more than a 50 percent probability) that the fair value of a reporting unit is greater than its carrying amount. If a reporting unit fails this qualitative assessment, a single quantitative analysis is used to measure and record the amount of the impairment. In assessing the fair value of a reporting unit, we make assumptions and estimates about the profitability attributable to our reporting units, including:
•short-term and long-term growth rates; and
•estimated cost of equity and changes in long-term risk-free interest rates.

If our assumptions and estimates made in assessing the fair value of acquired entities change, we could be required to write-down the carrying value of Goodwill which could be material to our results of operations in the period the charge is taken. Based on our impairment testing for 2024, we determined no impairment was required and none of our reporting units were at risk for impairment. For Goodwill balances, refer to Note 7 to the Consolidated Financial Statements, under item 8.

Consolidated Operating Results – Years Ended December 31, 2024, 2023, and 2022

				% Change
(in millions of U.S. dollars, except for percentages)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Net premiums written	$51,468	$47,361	$41,720	8.7%	13.5%
Net premiums written - constant dollars (1)				9.2%	13.5%
Net premiums earned	49,846	45,712	40,360	9.0%	13.3%
Net investment income	5,930	4,937	3,742	20.1%	31.9%
Net realized gains (losses)	117	(607)	(1,085)	NM	(44.0)%
Market risk benefits gains (losses)	(140)	(307)	80	(54.3)%	NM
Total revenues	55,753	49,735	43,097	12.1%	15.4%
Losses and loss expenses	26,022	24,100	22,572	8.0%	6.8%
Policy benefits	4,714	3,628	2,314	29.9%	56.8%
Policy acquisition costs	9,102	8,259	7,339	10.2%	12.5%
Administrative expenses	4,380	4,007	3,395	9.3%	18.0%
Interest expense	741	672	570	10.0%	18.0%
Other (income) expense	(1,023)	(836)	89	22.4%	NM
Amortization of purchased intangibles	323	310	285	4.3%	8.7%
Integration expenses	39	69	48	(43.4)%	43.5%
Total expenses	44,298	40,209	36,612	10.2%	9.8%
Income before income tax	11,455	9,526	6,485	20.2%	46.9%
Income tax expense	1,815	511	1,239	NM	(58.8)%
Net income	9,640	9,015	5,246	6.9%	71.9%
Net income (loss) attributable to noncontrolling interests	368	(13)	—	NM	NM
Net income attributable to Chubb	$9,272	$9,028	$5,246	2.7%	72.1%
NM - not meaningful
(1)     On a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency exchange rates as the comparable current period.

Financial Highlights for the Year Ended December 31, 2024

•Net income attributable to Chubb was a record $9.27 billion compared with $9.03 billion in 2023. Net income in 2024 was driven by record underwriting results and net investment income. Net income in 2023 includes the one-time deferred tax benefit of $1.14 billion, reflecting the transition provisions related to the enactment of Bermuda’s new income tax law.
•Consolidated net premiums written were $51.47 billion, up 8.7 percent, or 9.2 percent in constant dollars. P&C net premiums written increased 7.7 percent, or 8.0 percent in constant dollars, with commercial insurance up 6.3 percent and consumer insurance up 12.9 percent.

•The P&C combined ratio was 86.6 percent compared with 86.5 percent in 2023. The P&C current accident year (CAY) combined ratio excluding catastrophe losses was 83.1 percent compared with 83.9 percent in 2023.

•Total pre-tax catastrophe losses were $2.39 billion compared with $1.83 billion in 2023.

•Life Insurance segment net premiums written increased 15.7 percent, or 18.5 percent in constant dollars, and segment income was a record $1.10 billion, up 4.6 percent, or 7.3 percent in constant dollars. Life insurance deposits collected increased $981 million, up 61.8 percent, or 65.5 percent in constant dollars.
•Pre-tax net investment income was a record $5.93 billion compared with $4.94 billion in 2023, primarily due to strong operating cash flow at higher reinvestment rates on fixed maturities.

Outlook
2024 was a simply outstanding year, as our results, top and bottom line, continue to demonstrate the broad and diversified nature of our company and the consistency of contributions from our businesses around the world: North America, Asia, Europe, Latin America, both commercial and consumer. As we look forward to 2025, we have good momentum and are optimistic about the year ahead.

The recent California wildfire disaster, which is a first quarter 2025 event, has an estimated net pre-tax cost of $1.5 billion and highlights our commitment to supporting our policyholders in times of need. Despite this, we expect continued strong performance across all business segments. Global P&C market conditions remain favorable, with significant growth opportunities across our operations, including commercial and consumer lines. We anticipate robust growth in operating earnings and earnings per share, driven by our key sources of income: P&C underwriting, investment income, and life insurance.

While we acknowledge the challenges posed by natural disasters, we are well-positioned to continue delivering outstanding results in 2025. Our resilient business model and unwavering support for our policyholders will guide us as we move forward in the year ahead.

Net Premiums Written				% Change
(in millions of U.S. dollars, except for percentages)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022	C$ 2024 vs. 2023
Property and other short-tail lines	$9,543	$8,414	$7,195	13.4%	16.9%	13.6%
Commercial casualty	9,166	8,291	7,715	10.5%	7.5%	10.5%
Financial lines	4,907	5,069	5,070	(3.2)%	—	(3.2)%
Workers' compensation	2,238	2,239	2,164	—	3.5%	—
Commercial multiple peril (1)	1,631	1,492	1,311	9.3%	13.7%	9.3%
Surety	785	691	622	13.8%	11.0%	14.6%
Total Commercial P&C lines	28,270	26,196	24,077	7.9%	8.8%	8.0%

Agriculture	2,703	3,188	2,907	(15.2)%	9.7%	(15.2)%

Personal homeowners	4,971	4,429	3,901	12.2%	13.6%	12.6%
Personal automobile	2,491	1,991	1,631	25.1%	22.1%	25.6%
Personal other	2,076	1,929	1,817	7.6%	6.1%	8.3%
Total Personal lines	9,538	8,349	7,349	14.2%	13.6%	14.7%

Global A&H - P&C	3,285	3,145	2,836	4.5%	10.9%	5.9%

Reinsurance lines	1,346	1,018	943	32.2%	8.0%	32.2%
Total Property and Casualty lines	45,142	41,896	38,112	7.7%	9.9%	8.0%

Life Insurance	6,326	5,465	3,608	15.7%	51.5%	18.5%
Total consolidated	$51,468	$47,361	$41,720	8.7%	13.5%	9.2%
(1)Commercial multiple peril represents retail package business (property and general liability).

The increase in consolidated net premiums written in 2024 principally reflects growth across most product lines driven by strong premium retention, including rate and exposure increases, and strong new business.

•Property and other short-tail lines grew globally due to strong new business and retention, including rate increases.
•Commercial casualty grew globally due to strong retention, including both rate and exposure increases, and strong new business.
•Financial lines declined due to lower renewal retention, including lower rates, due to a competitive market environment where pricing does not provide an adequate return.
•Workers’ compensation was flat.
•Commercial multiple peril grew due to strong new business and retention, including higher rates and exposure, in North America.

•Surety grew due to strong new business.
•Agriculture declined primarily due to lower commodity prices in the current year, and higher year-over-year premium cessions to the U.S. government.
•Personal lines grew globally due to new business and renewal retention, as well as increases in both rate and exposure, in homeowners and excess lines, in addition to growth in auto lines in certain international markets. Growth also benefited from the consolidation of Huatai on July 1, 2023.
•Global A&H – P&C grew in Europe and Asia due to new business, including rate increases in Europe, and with Asia benefiting from the consolidation of Huatai.
•Reinsurance lines reflected continued growth, mainly in property and casualty lines, reflecting favorable market conditions and included a large one-off structured transaction from the second quarter in the current year.
•Life Insurance grew primarily due to strong growth in Asia, Latin America, and Combined Insurance North America. Growth also benefited from the consolidation of Huatai Group's life business.

For additional information on net premiums written, refer to the segment results discussions.

Net Premiums Earned
Net premiums earned for short-duration contracts, typically P&C contracts, generally reflect the portion of net premiums written that was recorded as revenues for the period as the exposure periods expire. Net premiums earned for long-duration contracts, typically traditional life contracts, generally are recognized as earned when due from policyholders. Net premiums earned increased $4.1 billion, up 9.0 percent, or 9.6 percent in constant dollars in 2024. P&C net premiums earned increased 8.1 percent, or 8.4 percent in constant dollars, comprising growth in commercial and consumer lines of 7.2 percent and 11.7 percent, respectively.

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

(in millions of U.S. dollars)	2024	2023	2022
Net catastrophe losses	$2,387	$1,828	$2,182
Favorable prior period development	$856	$773	$876

Catastrophe losses were primarily from the following events:
• 2024: Severe weather-related events in the U.S. and internationally, including Hurricane Helene of $390 million and Hurricane Milton of $309 million.
•2023: Severe weather-related events in the U.S. and internationally, Hawaii wildfires, and New Zealand storms.
• 2022: Hurricane Ian losses of $975 million, winter storm Elliott losses of $400 million, severe weather-related events in the U.S. and internationally, Australia storms, and Colorado wildfires.

Pre-tax net favorable PPD for 2024 was $1,152 million in our active companies, including favorable development of $1,144 million in short-tail lines, mainly in property, marine, and U.S. homeowners, and favorable development of $8 million in long-tail lines, comprising favorable development in workers’ compensation mostly offset by adverse development in casualty lines, predominantly commercial excess and umbrella and commercial auto liability. Our corporate run-off portfolio had adverse development of $296 million, with $166 million related to legacy asbestos and environmental exposures, and $58 million related to molestation claims.

Pre-tax net favorable PPD for 2023 was $1,050 million in our active companies, including favorable development of $921 million in short-tail lines, mainly in property, and surety lines, and favorable development of $129 million in long-tail lines, comprising favorable development in workers’ compensation partially offset by adverse development in casualty lines. Our corporate run-off portfolio had adverse development of $277 million, with $149 million related to legacy asbestos and environmental exposures and $49 million related to molestation claims.

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

	2024	2023	2022
Combined ratio:
Loss and loss expense ratio	60.4%	60.6%	62.0%
Policy acquisition cost ratio	18.1%	17.8%	17.8%
Administrative expense ratio	8.1%	8.1%	7.8%
P&C Combined ratio	86.6%	86.5%	87.6%
Catastrophe losses	(5.5)%	(4.5)%	(5.9)%
Prior period development	2.0%	1.9%	2.5%
P&C CAY combined ratio excluding catastrophe losses	83.1%	83.9%	84.2%

The P&C CAY combined ratio excluding catastrophe losses decreased in 2024, reflecting a higher percentage of net premiums earned from property lines, and the contemplation of a higher underwriting gain in MPCI for the current crop year. These factors were offset by price changes not keeping pace with loss trends in financial lines, a change in mix of business away from products that have a lower policy acquisition cost ratio, and increased spending to support growth.

The P&C combined ratio was relatively flat, reflecting higher catastrophe losses in addition to the factors mentioned above.

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

Policy benefits were $4,714 million and $3,628 million in 2024 and 2023, respectively. The increase in Policy benefits is primarily due to the consolidation of Huatai Group.

Refer to the respective sections that follow for a discussion of Net investment income, Other (income) expense, Net realized gains (losses), Interest expense, Amortization of purchased intangibles, and Income tax expense.

Segment Operating Results – Years Ended December 31, 2024, 2023, and 2022

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

				% Change
(in millions of U.S. dollars, except for percentages)	2024	2023	2022	2024 vs. 2023		2023 vs. 2022
Net premiums written	$20,589	$19,237	$17,889	7.0%		7.5%
Net premiums earned	20,008	18,416	17,107	8.6%		7.7%
Losses and loss expenses	12,737	11,256	10,828	13.2%		4.0%
Policy acquisition costs	2,718	2,515	2,313	8.1%		8.7%
Administrative expenses	1,337	1,250	1,113	7.0%		12.4%
Underwriting income	3,216	3,395	2,853	(5.3)%		19.0%
Net investment income	3,556	3,017	2,247	17.9%		34.3%
Other (income) expense	32	22	17	46.6%		27.4%
Amortization of purchased intangibles	3	—	—	NM		—
Segment income	$6,737	$6,390	$5,083	5.4%		25.7%
Combined ratio:
Loss and loss expense ratio	63.7%	61.1%	63.3%	2.6	pts	(2.2)	pts
Policy acquisition cost ratio	13.6%	13.7%	13.5%	(0.1)	pts	0.2	pts
Administrative expense ratio	6.6%	6.8%	6.5%	(0.2)	pts	0.3	pts
Combined ratio	83.9%	81.6%	83.3%	2.3	pts	(1.7)	pts
Catastrophe losses	(5.5)%	(3.8)%	(5.6)%	(1.7)	pts	1.8	pts
Prior period development	2.2%	2.7%	3.4%	(0.5)	pts	(0.7)	pts
CAY combined ratio excluding catastrophe losses	80.6%	80.5%	81.1%	0.1	pts	(0.6)	pts
NM – not meaningful

Net Catastrophe Losses and Prior Period Development

(in millions of U.S. dollars)	2024	2023	2022
Net catastrophe losses	$1,103	$710	$961
Favorable prior period development	$428	$494	$562
Catastrophe losses were primarily from the following events:
•2024: Flooding in the U.S., hail, tornadoes, wind events, winter storm losses, Hurricane Helene, and Hurricane Milton.
•2023: Flooding in the U.S., hail, tornadoes, wind events, winter storm losses, and Hawaii wildfires.
•2022: Hurricane Ian losses, winter storm Elliott losses, and other severe weather-related events in the U.S.
Refer to Note 8 to the Consolidated Financial Statements for detail on prior period development.

Premiums
Net premiums written increased $1,352 million, or 7.0 percent, in 2024, reflecting strong new business and retention, including rate increases. The increase in premiums reflects growth of 7.4 percent in the North America Major Accounts and Specialty Insurance division and 6.5 percent in the North America Commercial Insurance division, and was across most lines of business, most notably in property and casualty lines. This growth was partially offset by declines in financial lines, reflecting a competitive market environment and lower retention, and planned corrective underwriting actions in Major Accounts primary and excess casualty that adversely impacted growth.

Net premiums earned increased $1,592 million, or 8.6 percent, in 2024, reflecting the growth in net premiums written described above.

Combined Ratio
The combined ratio increased in 2024, reflecting higher catastrophe losses and lower favorable prior period development.

The CAY combined ratio excluding catastrophe losses was relatively flat in 2024, reflecting price changes not keeping pace with loss trends in financial lines, offset by a higher percentage of net premiums earned from property lines.

North America Personal P&C Insurance
The North America Personal P&C Insurance segment comprises operations that provide high net worth personal lines products, including homeowners and complementary products such as valuable articles, excess liability, automobile, and recreational marine insurance and services in the U.S. and Canada.

				% Change
(in millions of U.S. dollars, except for percentages)	2024	2023	2022	2024 vs. 2023		2023 vs. 2022
Net premiums written	$6,532	$5,878	$5,313	11.1%		10.6%
Net premiums earned	6,188	5,536	5,180	11.8%		6.9%
Losses and loss expenses	3,584	3,511	3,186	2.1%		10.2%
Policy acquisition costs	1,239	1,128	1,057	9.9%		6.7%
Administrative expenses	351	329	291	6.7%		12.9%
Underwriting income	1,014	568	646	78.5%		(12.2)%
Net investment income	433	358	283	20.9%		27.0%
Other (income) expense	1	3	4	(59.3)%		(35.2)%
Amortization of purchased intangibles	9	9	10	—		(5.3)%
Segment income	$1,437	$914	$915	57.2%		(0.1)%
Combined ratio:
Loss and loss expense ratio	57.9%	63.4%	61.5%	(5.5)	pts	1.9	pts
Policy acquisition cost ratio	20.0%	20.4%	20.4%	(0.4)	pts	—	pts
Administrative expense ratio	5.7%	5.9%	5.6%	(0.2)	pts	0.3	pts
Combined ratio	83.6%	89.7%	87.5%	(6.1)	pts	2.2	pts
Catastrophe losses	(10.0)%	(12.1)%	(12.2)%	2.1	pts	0.1	pts
Prior period development	4.9%	2.5%	3.6%	2.4	pts	(1.1)	pts
CAY combined ratio excluding catastrophe losses	78.5%	80.1%	78.9%	(1.6)	pts	1.2	pts

Net Catastrophe Losses and Prior Period Development

(in millions of U.S. dollars)	2024	2023	2022
Net catastrophe losses	$622	$669	$631
Favorable prior period development	$305	$134	$186

Catastrophe losses were primarily from the following events:
•2024: Flooding in the U.S., hail, tornadoes, wind events, winter storm losses, Hurricane Helene, and Hurricane Milton.
•2023: Flooding in the U.S., hail, tornadoes, wind events, winter storm losses, and Hawaii wildfires.
•2022: Hurricane Ian losses, winter storm Elliott losses, and other severe weather-related events in the U.S., including Colorado wildfires.
Refer to Note 8 to the Consolidated Financial Statements for detail on prior period development.
Premiums
Net premiums written increased $654 million, or 11.1 percent, in 2024, driven by strong new business and retention, including positive rate and exposure increases in all lines.

Net premiums earned increased $652 million, or 11.8 percent, in 2024, reflecting the growth in net premiums written described above.

Combined Ratio
The combined ratio decreased in 2024, reflecting higher favorable prior period development and lower catastrophe losses.

The CAY combined ratio excluding catastrophe losses decreased in 2024, primarily reflecting an improvement from earned rate and exposure growth. Additionally, the improvement includes lower acquisition expenses due to commission reductions in our auto and excess lines. The improvement was partly offset by an increase in excess liability loss trends.

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

				% Change
(in millions of U.S. dollars, except for percentages)	2024	2023	2022	2024 vs. 2023		2023 vs. 2022
Net premiums written	$2,703	$3,188	$2,907	(15.2)%		9.7%
Net premiums earned	2,705	3,169	2,838	(14.6)%		11.7%
Losses and loss expenses	2,170	2,874	2,557	(24.5)%		12.4%
Policy acquisition costs	191	150	126	27.3%		19.4%
Administrative expenses	(10)	(1)	(10)	NM		(86.9)%
Underwriting income	354	146	165	143.3%		(11.6)%
Net investment income	84	63	36	33.1%		74.4%
Other (income) expense	1	1	1	—		—
Amortization of purchased intangibles	25	25	26	—		(2.4)%
Segment income	$412	$183	$174	125.9%		5.2%
Combined ratio:
Loss and loss expense ratio	80.2%	90.7%	90.1%	(10.5)	pts	0.6	pts
Policy acquisition cost ratio	7.1%	4.7%	4.4%	2.4	pts	0.3	pts
Administrative expense ratio	(0.4)%	—%	(0.3)%	(0.4)	pts	0.3	pts
Combined ratio	86.9%	95.4%	94.2%	(8.5)	pts	1.2	pts
Catastrophe losses	(2.2)%	(1.3)%	(2.1)%	(0.9)	pts	0.8	pts
Prior period development	4.1%	0.6%	2.3%	3.5	pts	(1.7)	pts
CAY combined ratio excluding catastrophe losses	88.8%	94.7%	94.4%	(5.9)	pts	0.3	pts
NM – not meaningful

Net catastrophe Losses and Prior Period Development

(in millions of U.S. dollars)	2024	2023	2022
Net catastrophe losses	$60	$39	$64
Favorable prior period development	$104	$18	$61
Catastrophe losses were primarily from the following events:
•2024: Flooding in the U.S., hail, tornadoes, wind events, and Hurricane Helene.
•2023: Flooding in the U.S., hail, tornadoes, and wind events.
•2022: Hurricane Ian losses, severe weather-related events in the Chubb Agribusiness, and winter storm losses in the U.S.

Refer to Note 8 to the Consolidated Financial Statements for detail on prior period development.

Premiums
Net premiums written decreased $485 million, or 15.2 percent, in 2024, primarily due to lower commodity prices in the current year, and higher year-over-year premium cessions to the U.S. government of $326 million. Under the profit-sharing agreement, we retained more premium in 2023 given the below average crop year and higher losses experienced in certain states that year.

Net premiums earned decreased $464 million, or 14.6 percent, in 2024, reflecting the factors described above.

Combined Ratio
The combined ratio decreased in 2024, reflecting higher favorable prior period development, partially offset by higher catastrophe losses.

The CAY combined ratio excluding catastrophe losses decreased in 2024, which contemplates a higher underwriting gain for the current crop year. This was partially offset by the unfavorable impact of lower net premiums earned, and a change in the mix of business away from products that have a lower policy acquisition cost ratio.

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

				% Change
(in millions of U.S. dollars, except for percentages)	2024	2023	2022	2024 vs. 2023		2023 vs. 2022
Net premiums written	$13,972	$12,575	$11,060	11.1%		13.7%
Net premiums written - constant dollars				11.8%		13.3%
Net premiums earned	13,400	12,231	10,803	9.6%		13.2%
Losses and loss expenses	6,414	5,643	4,894	13.7%		15.3%
Policy benefits	408	457	358	(10.9)%		27.7%
Policy acquisition costs	3,410	3,113	2,818	9.5%		10.4%
Administrative expenses	1,351	1,219	1,070	10.8%		14.0%
Underwriting income	1,817	1,799	1,663	1.0%		8.2%
Net investment income	1,136	895	626	26.8%		43.0%
Other (income) expense	14	(25)	2	NM		NM
Amortization of purchased intangibles	81	70	57	15.8%		22.2%
Segment income	$2,858	$2,649	$2,230	7.9%		18.8%
Segment income - constant dollars				7.9%		18.3%
Combined ratio:
Loss and loss expense ratio	50.9%	49.9%	48.6%	1.0	pts	1.3	pts
Policy acquisition cost ratio	25.4%	25.4%	26.1%	—	pts	(0.7)	pts
Administrative expense ratio	10.1%	10.0%	9.9%	0.1	pts	0.1	pts
Combined ratio	86.4%	85.3%	84.6%	1.1	pts	0.7	pts
Catastrophe losses	(3.4)%	(3.3)%	(3.4)%	(0.1)	pts	0.1	pts
Prior period development	2.2%	3.1%	4.2%	(0.9)	pts	(1.1)	pts
CAY combined ratio excluding catastrophe losses	85.2%	85.1%	85.4%	0.1	pts	(0.3)	pts
NM – not meaningful

Net Catastrophe Losses and Prior Period Development

(in millions of U.S. dollars)	2024	2023	2022
Net catastrophe losses	$459	$403	$365
Favorable prior period development	$290	$376	$448
Catastrophe losses were primarily from the following events:
•2024: Rio Grande Storms, Hurricane Helene, Hurricane Milton, and International weather-related events.
•2023: Storms in New Zealand, international weather-related events, and Hurricane Otis losses.
•2022: Hurricane Ian losses, international weather-related events, and storms in Australia.
Refer to Note 8 to the Consolidated Financial Statements for detail on prior period development.

Net Premiums Written by Region					% Change
(in millions of U.S. dollars, except for percentages)	2024	2023	2022	C$ 2023	2024 vs. 2023	C$ 2024 vs. 2023	2023 vs. 2022
Region
Europe, Middle East, and Africa	$6,132	$5,713	$5,222	$5,768	7.3%	6.3%	9.4%
Asia (1)	4,822	4,072	3,364	4,002	18.4%	20.5%	21.1%
Latin America	2,876	2,653	2,312	2,590	8.4%	11.0%	14.8%
Other (2)	142	137	162	137	4.2%	3.9%	(16.0)%
Net premiums written	$13,972	$12,575	$11,060	$12,497	11.1%	11.8%	13.7%

Region	2024 % of Total	2023 % of Total	2022 % of Total
Europe, Middle East, and Africa	44%	45%	47%
Asia (1)	34%	33%	31%
Latin America	21%	21%	21%
Other (2)	1%	1%	1%
Net premiums written	100%	100%	100%
(1)    2023 and 2024 include the consolidated results of Huatai P&C effective July 1, 2023.
(2)    Includes the international supplemental A&H business of Combined Insurance and other international operations.
Premiums
Overall, net premiums written increased $1,397 million in 2024, or $1,475 million on a constant-dollar basis, reflecting growth in commercial lines of 9.7 percent, or 9.8 percent on a constant-dollar basis, and growth in consumer lines of 13.3 percent, or 15.0 percent on a constant-dollar basis.
Our European division increased in 2024, supported by both our wholesale and retail divisions. The growth in commercial lines was driven by higher new business, and positive rate increases, primarily in commercial property and casualty lines. Consumer lines increased primarily due to new business growth in A&H.

Asia increased in 2024, reflecting the consolidation of Huatai Group's P&C business effective July 1, 2023. Commercial growth was driven by higher new business, higher retention, and positive rate increases, primarily in property and casualty lines. Consumer lines had strong growth in new business for both A&H and personal lines.
Latin America increased in 2024, reflecting strong growth in our consumer lines, including automobile in Mexico, and in commercial lines driven by new business and positive rate increases across property and casualty lines.
Net premiums earned increased $1,169 million in 2024, or $1,265 million on a constant-dollar basis, reflecting the increase in net premiums written described above.

Combined Ratio
The combined ratio increased in 2024 primarily reflecting lower favorable prior period development and higher catastrophe losses. The CAY combined ratio excluding catastrophe losses was relatively flat in 2024.

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

				% Change
(in millions of U.S. dollars, except for percentages)	2024	2023	2022	2024 vs. 2023		2023 vs. 2022
Net premiums written	$1,346	$1,018	$943	32.2%		8.0%
Net premiums written - constant dollars				32.2%		8.2%
Net premiums earned	1,272	962	922	32.2%		4.3%
Losses and loss expenses	711	426	670	66.9%		(36.4)%
Policy acquisition costs	342	264	240	29.7%		9.9%
Administrative expenses	39	37	36	7.5%		1.6%
Underwriting income (loss)	180	235	(24)	(24.0)%		NM
Net investment income	253	208	281	22.1%		(26.0)%
Other (income) expense	—	(2)	1	NM		NM
Segment income	$433	$445	$256	(2.8)%		74.0%
Combined ratio:
Loss and loss expense ratio	55.9%	44.3%	72.6%	11.6	pts	(28.3)	pts
Policy acquisition cost ratio	26.9%	27.4%	26.1%	(0.5)	pts	1.3	pts
Administrative expense ratio	3.1%	3.8%	3.9%	(0.7)	pts	(0.1)	pts
Combined ratio	85.9%	75.5%	102.6%	10.4	pts	(27.1)	pts
Catastrophe losses	(11.5)%	(0.7)%	(18.5)%	(10.8)	pts	17.8	pts
Prior period development	2.0%	3.1%	(2.6)%	(1.1)	pts	5.7	pts
CAY combined ratio excluding catastrophe losses	76.4%	77.9%	81.5%	(1.5)	pts	(3.6)	pts
NM – not meaningful

Net Catastrophe Losses and Prior Period Development

(in millions of U.S dollars)	2024	2023	2022
Net catastrophe losses	$143	$7	$161
Favorable (unfavorable) prior period development	$25	$28	$(22)
Catastrophe losses were primarily from the following events:
•2024: Hurricane Milton, Hurricane Helene, and other severe weather-related events in the U.S., Europe, and Canada.
•2023: Hurricane Idalia, and other severe weather-related events in the U.S.
•2022: Hurricane Ian, and other severe weather-related events in the U.S., Australia, and Canada.
Refer to Note 8 to the Consolidated Financial Statements for detail on prior period development.
Premiums
Net premiums written increased $328 million, or 32.2 percent, in 2024, primarily reflecting continued growth driven by new business. Growth was most notably in property and casualty lines, partially offset by a decrease in financial and specialty lines. Net premiums written in 2024 also benefited from a large one-off structured transaction in the second quarter and from catastrophe reinstatement premiums.
Net premiums earned increased $310 million, or 32.2 percent, in 2024, primarily reflecting the increase in net premiums written described above including the large one-off structured transaction and catastrophe reinstatement premiums, which were fully earned when written.

Combined Ratio
The combined ratio increased in 2024, primarily reflecting the impact of higher catastrophe losses and lower favorable prior period development.
The CAY combined ratio excluding catastrophe losses decreased in 2024, primarily due to favorable market conditions in property lines. The decrease also reflects the favorable impact of higher net premiums earned on the administrative expense ratio, partially offset by the impact of the large one-off structured transaction described above.
Life Insurance
The Life Insurance segment comprises our international life operations, Chubb Tempest Life Re (Chubb Life Re), and the North American supplemental A&H and life business of Combined Insurance. Effective July 1, 2023, the Life Insurance segment also includes 100 percent of the results of Huatai Group's life and asset management business as required under consolidation accounting. We previously included our share of Huatai results based on our equity method investment within Other (income) expense.

				% Change
(in millions of U.S. dollars, except for percentages)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Net premiums written	$6,326	$5,465	$3,608	15.7%	51.5%
Net premiums written - constant dollars				18.5%	50.9%
Net premiums earned	6,273	5,398	3,510	16.2%	53.8%
Losses and loss expenses	112	114	85	(1.8)%	34.1%
Policy benefits	4,101	3,216	1,998	27.5%	60.9%
Policy acquisition costs	1,202	1,089	785	10.3%	38.8%
Administrative expenses	880	771	510	14.3%	51.0%
Net investment income	1,003	756	509	32.7%	48.5%
Other (income) expense	(159)	(115)	(30)	39.7%	NM
Amortization of purchased intangibles	42	30	10	40.5%	NM
Segment income	$1,098	$1,049	$661	4.6%	58.8%
Segment income - constant dollars				7.3%	58.4%
NM - not meaningful
Premiums
Net premiums written increased $861 million in 2024, or $987 million on a constant-dollar basis.
For our international life operations, net premiums written increased 17.1 percent, or 20.5 percent on a constant-dollar basis, primarily due to Huatai Group's life insurance business, as well as strong growth in North Asia, notably Hong Kong, Taiwan, and Korea, including face-to-face channels.
Net premiums written in our Combined Insurance business increased 12.3 percent in 2024, from growth in worksite business of 31.2 percent, partially offset by the non-renewal of a large program.
Deposits
The following table presents deposits collected on universal life and investment contracts:

				% Change
(in millions of U.S. dollars, except for percentages)	2024	2023	2022	2024 vs. 2023	C$ 2024 vs. 2023	2023 vs. 2022
Deposits collected on universal life and investment contracts	$2,571	$1,590	$1,800	61.8%	65.5%	(11.7)%
Deposits collected on universal life and investment contracts (life deposits) are not reflected as revenues in our Consolidated statements of operations in accordance with U.S. GAAP. However, new life deposits are an important component of production, and although they do not significantly affect current period income from operations, they are key to our efforts to grow our business. Life deposits collected increased $981 million in 2024, primarily in Taiwan and from the consolidation of Huatai Life business effective July 1, 2023.
Life Insurance segment income
Life Insurance segment income increased $49 million in 2024, or $75 million on a constant-dollar basis, reflecting the growth in premiums described above, strong underwriting margins in A&H products, expense synergies and higher net investment income from larger assets under management and better portfolio yield.
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

				% Change
(in millions of U.S. dollars, except for percentages)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Losses and loss expenses	$299	$281	$363	6.8%	(22.8)%
Administrative expenses	432	402	385	6.9%	4.5%
Underwriting loss	731	683	748	6.9%	(8.7)%
Net investment income (loss)	(105)	25	—	NM	NM
Other (income) expense	(490)	(380)	292	29.0%	NM
Amortization of purchased intangibles	163	176	182	(6.6)%	(3.8)%
Net realized gains (losses)	(91)	(602)	(1,074)	(85.0)%	(43.9)%
Market risk benefits gains (losses)	(140)	(307)	80	(54.3)%	NM
Interest expense	741	672	570	10.2%	18.0%
Integration expenses	39	69	48	(43.4)%	43.5%
Income tax expense	1,815	511	1,239	NM	(58.8)%
Net income (loss)	$(3,335)	$(2,615)	$(4,073)	27.5%	(35.8)%
Net income (loss) attributable to noncontrolling interests	368	(13)	—	NM	NM
Net income (loss) attributable to Chubb	$(3,703)	$(2,602)	$(4,073)	42.3%	(36.1)%
NM – not meaningful
Losses and loss expenses increased in 2024 primarily due to adverse development relating to our legacy asbestos and environmental exposures, and non A&E run-off casualty exposure, including molestation.
Administrative expenses increased in 2024, primarily due to increased spending to support growth, including digital growth initiatives.
Integration expenses principally comprised legal and professional fees and all other costs primarily related to the integration activities of the Cigna acquisition. These expenses are one-time in nature and are not related to the on-going business activities of the segments. The Chief Executive Officer does not manage segment results or allocate resources to segments when considering these costs and they are therefore excluded from our definition of segment income.
Refer to the respective sections that follow for a discussion of Net realized gains (losses), Net investment income (loss), Amortization of purchased intangibles, and Income tax expense (benefit). Refer to Notes 11 and 18 to the Consolidated Financial Statements for additional information on Market risk benefits gains (losses) and Other (income) expense, respectively.

Effective Income Tax Rate
Our effective tax rate (ETR) was 15.8 percent, 5.4 percent, and 19.1 percent in 2024, 2023, and 2022, respectively. Our ETR reflects a mix of income or losses in jurisdictions with a wide range of tax rates, permanent differences between U.S. GAAP and local tax laws, and the impact of discrete items. A change in the geographic mix of earnings could impact our ETR. The increase in the ETR from 2023 to 2024 was primarily due to a one-time deferred tax benefit recorded in 2023 of $1.14 billion related to the enactment of Bermuda’s new income tax law, and our mix of earnings among various jurisdictions, partially offset by discrete tax items.

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

The following table presents our net realized and unrealized gains (losses):

	Year Ended December 31
	2024			2023			2022
(in millions of U.S. dollars)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)
Fixed maturities (1)	$191	$(251)	$(60)	$(481)	$3,438	$2,957	$(1,049)
Investment and embedded derivative instruments	(189)	—	(189)	(53)	—	(53)	(43)
Public equity
Sales	25	—	25	(68)	—	(68)	409
Mark-to-market	169	—	169	30	—	30	(639)
Private equity (less than 3 percent ownership)
Mark-to-market	124	—	124	70	—	70	(31)
Total investment portfolio	320	(251)	69	(502)	3,438	2,936	(1,353)
Other derivative instruments	(4)	—	(4)	(10)	—	(10)	(11)
Foreign exchange	(223)	(1,177)	(1,400)	(183)	(13)	(196)	397
Current discount rate on future policy benefits	—	(701)	(701)	—	84	84	—
Instrument-specific credit risk on market risk benefits	—	7	7	—	2	2	—
Other (2)	24	257	281	88	167	255	(118)
Net gains (losses), pre-tax	$117	$(1,865)	$(1,748)	$(607)	$3,678	$3,071	$(1,085)
(1)    2024 includes a net decrease of the valuation allowance of expected credit losses of $86 million on fixed maturities and impairments of $94 million on fixed maturities.
(2)    2023 includes a one-time realized gain of $135 million as a result of the consolidation of Huatai Group.

Pre-tax net unrealized losses of $251 million in 2024 in our investment portfolio reflected the mark-to-market impact in the fixed income portfolio.

Pre-tax net realized gains of $117 million in 2024 mainly comprised mark-to-market gains on fixed maturities, public equities, and private equities, partially offset by net losses on sales of fixed maturities, and foreign exchange and derivative losses.

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
For the Year Ended
December 31, 2024
(in millions of U.S. dollars except for ratios)
Numerator
Losses and loss expenses/policy benefits	A	$12,737	$3,584	$2,170	$6,822	$711	$299	$26,323
Catastrophe losses and related adjustments
Catastrophe losses, net of related adjustments		(1,103)	(622)	(60)	(459)	(143)	—	(2,387)
Reinstatement premiums collected (expensed) on catastrophe losses		—	—	—	—	14	—	14
Catastrophe losses, gross of related adjustments		(1,103)	(622)	(60)	(459)	(157)	—	(2,401)
PPD and related adjustments
PPD, net of related adjustments - favorable (unfavorable)		428	305	104	290	25	(296)	856
Net premiums earned adjustments on PPD - unfavorable (favorable)		70	—	63	—	—	—	133
Expense adjustments - unfavorable (favorable)		(5)	—	3	—	2	—	—
PPD reinstatement premiums - unfavorable (favorable)		—	—	—	—	2	—	2
PPD, gross of related adjustments - favorable (unfavorable)		493	305	170	290	29	(296)	991
CAY loss and loss expense ex CATs	B	$12,127	$3,267	$2,280	$6,653	$583	$3	$24,913
Policy acquisition costs and administrative expenses
Policy acquisition costs and administrative expenses	C	$4,055	$1,590	$181	$4,761	$381	$432	$11,400
Expense adjustments - favorable (unfavorable)		5	—	(3)	—	(2)	—	—
Policy acquisition costs and administrative expenses, adjusted	D	$4,060	$1,590	$178	$4,761	$379	$432	$11,400
Denominator
Net premiums earned	E	$20,008	$6,188	$2,705	$13,400	$1,272		$43,573
Reinstatement premiums (collected) expensed on catastrophe losses		—	—	—	—	(14)		(14)
Net premiums earned adjustments on PPD - unfavorable (favorable)		70	—	63	—	—		133
PPD reinstatement premiums - unfavorable (favorable)		—	—	—	—	2		2
Net premiums earned excluding adjustments	F	$20,078	$6,188	$2,768	$13,400	$1,260		$43,694
P&C Combined ratio
Loss and loss expense ratio	A/E	63.7%	57.9%	80.2%	50.9%	55.9%		60.4%
Policy acquisition cost and administrative expense ratio	C/E	20.2%	25.7%	6.7%	35.5%	30.0%		26.2%
P&C Combined ratio		83.9%	83.6%	86.9%	86.4%	85.9%		86.6%
CAY P&C Combined ratio ex CATs
Loss and loss expense ratio, adjusted	B/F	60.4%	52.8%	82.4%	49.7%	46.2%		57.0%
Policy acquisition cost and administrative expense ratio, adjusted	D/F	20.2%	25.7%	6.4%	35.5%	30.2%		26.1%
CAY P&C Combined ratio ex CATs		80.6%	78.5%	88.8%	85.2%	76.4%		83.1%
Combined ratio
Combined ratio								86.6%
Add: impact of gains and losses on crop derivatives								—
P&C Combined ratio								86.6%
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

Net Investment Income

(in millions of U.S. dollars, except for percentages)	2024	2023	2022
Average invested assets (1)	$131,926	$118,357	$110,865
Net investment income (2)	$5,930	$4,937	$3,742
Yield on average invested assets	4.5%	4.2%	3.4%
Market yield on fixed maturities	5.2%	5.3%	5.6%
(1)Excludes consolidated investment products and private equities where we own more than three percent.
(2)Includes $16 million, $21 million, and $41 million of amortization expense related to the fair value adjustment of acquired invested assets in 2024, 2023, and 2022, respectively. Excludes investment income from our private equities where we own more than 3 percent interest.

Net investment income is influenced by a number of factors including the amounts and timing of inward and outward cash flows, the level of interest rates, and changes in overall asset allocation. Net investment income increased 20.1 percent in 2024 compared with 2023, primarily due to higher reinvestment rates on fixed maturities and the consolidation of Huatai Group. Refer to Note 1 f) to the Consolidated Financial Statements for additional information.

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

(in millions of U.S. dollars)	2024	2023	2022
Total mark-to-market gain (loss) on private equity, pre-tax	$661	$504	$(250)

Interest Expense

Interest expense was $741 million, $672 million, and $570 million for the years ended December 31, 2024, 2023, and 2022, respectively. Interest expense increased in 2024 primarily due to newly issued debt, including the $1.0 billion of 5.00 percent senior notes issued on March 7, 2024, the $700 million of 4.65 percent senior notes issued on July 31, 2024, and the $600 million of 5.00 percent senior notes issued on July 31, 2024, partially offset by the maturity of $700 million senior notes in May 2024. The increase in interest expense also reflects the impact of higher interest rates on held collateral and funds. Pre-tax interest expense is expected to total $779 million for 2025, based on projected variable expenses and existing debt obligations as of December 31, 2024, at current foreign exchange rates. Interest expense in 2025 is expected to be higher primarily as a result of the debt issued throughout 2024. Refer to Note 13 to the Consolidated Financial Statements, under Item 8, for more information.

Amortization of Purchased Intangibles and Other Amortization

Amortization of purchased intangibles
Amortization expense related to purchased intangibles was $323 million, $310 million, and $285 million for the years ended December 31, 2024, 2023, and 2022, respectively. The amortization of purchased intangibles expense in 2025 is expected to be $298 million, or approximately $75 million each quarter. Refer to Note 7 to the Consolidated Financial Statements, under Item 8, for more information on the expected pre-tax amortization expense of purchased intangibles, at current foreign currency exchange rates, for the next five years.

At December 31, 2024, the deferred tax liability associated with the Other intangible assets (excluding the fair value adjustment on Unpaid losses and loss expenses) was $1,478 million.

The following table presents, as of December 31, 2024, the expected reduction to the deferred tax liability associated with the amortization of Other intangible assets, at current foreign currency exchange rates, for the next five years:

For the Years Ending December 31 (in millions of U.S. dollars)	Reduction to deferred tax liability associated with intangible assets
2025	$76
2026	71
2027	66
2028	62
2029	55
Total	$330

Amortization of the fair value adjustment on assumed long-term debt
The following table presents, as of December 31, 2024, the expected amortization benefit from the fair value adjustment on assumed long-term debt related to the Chubb Corp acquisition for the next five years:

For the Years Ending December 31 (in millions of U.S. dollars)	Amortization benefit of the fair value adjustment on assumed long-term debt (1)
2025	$21
2026	21
2027	21
2028	21
2029	21
Total	$105
(1)    Recorded as a reduction to Interest expense in the Consolidated statements of operations.

Investments
Our investment portfolio is invested primarily in publicly traded, investment grade, fixed income securities with an average credit quality of A/A as rated by the independent investment rating services Standard and Poor’s (S&P)/ Moody’s Investors Service (Moody’s) at December 31, 2024. The portfolio is primarily managed externally by independent, professional investment managers and is broadly diversified across geographies, sectors, and issuers. We hold no collateralized debt obligations in our investment portfolio, and we provide no credit default protection. We have long-standing global credit limits for our entire portfolio across the organization. Exposures are aggregated, monitored, and actively managed by our Global Credit Committee, comprising senior executives, including our Chief Financial Officer, our Chief Risk Officer, our Chief Investment Officer, and our Treasurer. We also have well-established, strict contractual investment rules requiring managers to maintain highly diversified exposures to individual issuers and closely monitor investment manager compliance with portfolio guidelines.

The average duration of our fixed income securities, including the effect of futures, options, and swaps, was 5.1 years and 4.8 years at December 31, 2024 and 2023, respectively. We estimate that a 100 basis point (bps) increase in interest rates would reduce the valuation of our fixed income portfolio by approximately $6.2 billion at December 31, 2024. The following table shows the fair value and cost/amortized cost, net of valuation allowance, of our invested assets:

	December 31, 2024		December 31, 2023
(in millions of U.S. dollars)	Fair Value	Cost/ Amortized Cost, Net	Fair Value	Cost/ Amortized Cost, Net
Short-term investments	$5,142	$5,143	$4,551	$4,551
Other Investments - Fixed Maturities	6,265	6,265	3,773	3,773
Fixed maturities available-for-sale	110,363	115,013	106,571	110,972
Fixed income securities	121,770	126,421	114,895	119,296
Equity securities	9,151	9,151	3,455	3,455
Private debt held-for-investment	2,680	2,628	2,560	2,553
Private equities and other	17,101	17,101	15,832	15,832
Total investments	$150,702	$155,301	$136,742	$141,136

The fair value of our total investments increased $14.0 billion during the year ended December 31, 2024, reflecting the investing of operating cash flow, partially offset by unrealized losses on fixed maturities mainly due to interest rate increases.

The following tables present the fair value of our fixed income securities at December 31, 2024 and 2023. The first table lists investments according to type and second according to S&P credit rating:

	December 31, 2024		December 31, 2023
(in millions of U.S. dollars, except for percentages)	Fair Value	% of Total	Fair Value	% of Total
U.S. Treasury / Agency	$2,341	2%	$3,590	3%
Corporate and asset-backed securities	43,207	36%	42,830	37%
Mortgage-backed securities	27,248	22%	22,058	19%
Municipal	1,729	1%	2,929	3%
Non-U.S.	42,103	35%	38,937	34%
Short-term investments	5,142	4%	4,551	4%
Total (1)	$121,770	100%	$114,895	100%
AAA	$13,933	11%	$12,669	11%
AA	37,640	30%	34,312	30%
A	28,882	24%	27,674	24%
BBB	21,610	18%	20,810	18%
BB	10,789	9%	10,270	9%
B	8,279	7%	8,580	7%
Other	637	1%	580	1%
Total (1)	$121,770	100%	$114,895	100%
(1) Includes fixed maturities recorded in Other investments in the Consolidated balance sheets of $6.3 billion and $3.8 billion at December 31, 2024 and 2023, respectively.

Corporate and asset-backed securities

The following table presents our 10 largest global exposures to corporate bonds by fair value at December 31, 2024:

(in millions of U.S. dollars)	Fair Value
Bank of America Corp	$798
Morgan Stanley	683
JPMorgan Chase & Co	651
Wells Fargo & Co	540
Goldman Sachs Group Inc	536
Citigroup Inc	523
AT&T Inc	416
Verizon Communications Inc	388
UBS Group AG	383
HSBC Holdings PLC	354

Mortgage-backed securities

The following table shows the fair value and amortized cost, net of valuation allowance, of our mortgage-backed securities:

	S&P Credit Rating					Fair Value	Amortized Cost, Net
December 31, 2024 (in millions of U.S. dollars)	AAA	AA	A	BBB	BB and below	Total	Total
Agency residential mortgage-backed securities (RMBS)	$11	$23,597	$—	$—	$—	$23,608	$25,396
Non-agency RMBS	1,865	160	131	128	6	2,290	2,348
Commercial mortgage-backed securities	1,093	169	77	9	2	1,350	1,414
Total mortgage-backed securities	$2,969	$23,926	$208	$137	$8	$27,248	$29,158

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

Our non-U.S. investment grade fixed income portfolios are currency-matched with the insurance liabilities of our non-U.S. operations. The average credit quality of our non-U.S. fixed income securities is A/A and 39 percent of our holdings are rated AAA or guaranteed by governments or quasi-government agencies. Within the context of these investment portfolios, our government and corporate bond holdings are highly diversified across industries and geographies. Issuer limits are based on credit rating (AA—two percent, A—one percent, BBB—0.5 percent of the total portfolio) and are monitored daily via an internal compliance system. We manage our indirect exposure using the same credit rating-based investment approach. Accordingly, we do not believe our indirect exposure is material.

The following table summarizes the fair value and amortized cost, net of valuation allowance, of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. government securities at December 31, 2024:

(in millions of U.S. dollars)	Fair Value	Amortized Cost, Net
People's Republic of China	$1,899	$1,832
Republic of Korea	1,844	1,717
Canada	843	863
Taiwan	782	781
Kingdom of Thailand	718	652
United Mexican States	628	655
Commonwealth of Australia	547	623
Province of Ontario	519	529
Federative Republic of Brazil	495	518
United Kingdom	434	467
Other Non-U.S. Government Securities	7,053	7,127
Total	$15,762	$15,764

The following table summarizes the fair value and amortized cost, net of valuation allowance, of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. corporate securities at December 31, 2024:

(in millions of U.S. dollars)	Fair Value	Amortized Cost, Net
China	$7,046	$7,023
United Kingdom	2,477	2,569
Canada	2,389	2,423
United States (1)	1,782	1,826
South Korea	1,532	1,478
France	1,509	1,533
Australia	1,088	1,132
Japan	757	782
Germany	645	668
Chile	515	544
Other Non-U.S. Corporate Securities	6,601	6,811
Total	$26,341	$26,789
(1)     The countries that are listed in the non-U.S. corporate fixed income portfolio above represent the ultimate parent company's country of risk. Non-U.S. corporate securities could be issued by foreign subsidiaries of U.S. corporations.

Below-investment grade corporate fixed income portfolio
Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss from default by the borrower is greater with below-investment grade securities. Below-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than investment grade issuers. At December 31, 2024, our corporate fixed income investment portfolio included below-investment grade and non-rated securities which, in total, comprised approximately 14 percent of our fixed income portfolio. Our below-investment grade and non-rated portfolio includes over 1,600 issuers, with the greatest single exposure being $178 million.

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

The following table presents count information for asbestos claims and environmental claims by account, for direct policies only:

	Asbestos		Environmental
	2024	2023	2024	2023
Open at beginning of year	1,784	1,795	1,109	1,195
Newly reported/reopened	252	230	135	116
Closed or otherwise disposed	362	241	192	202
Open at end of year	1,674	1,784	1,052	1,109

Survival ratios are calculated by dividing the asbestos or environmental loss and allocated loss adjustment expense (ALAE) reserves by the average asbestos or environmental loss and ALAE payments for the three most recent calendar years (3-year survival ratio).

The following table presents the gross and net 3-year survival ratios for Asbestos and Environmental loss and ALAE reserves:

(in years)	Gross loss and ALAE reserves	Net loss and ALAE reserves
Asbestos	4.1	4.0
Environmental	3.7	4.3

The survival ratios provide only a very rough depiction of reserves and are significantly impacted by a number of factors such as aggressive settlement practices, variations in gross to ceded relationships within the asbestos or environmental claims, and levels of coverage provided. Therefore, we urge caution in using these very simplistic ratios to gauge reserve adequacy.

Catastrophe Management

We actively monitor and manage our catastrophe risk accumulation around the world from natural perils, which includes setting risk limits based on probable maximum loss (PML) and purchasing catastrophe reinsurance to ensure sufficient liquidity and capital to meet the expectations of regulators, rating agencies, and policyholders, and to provide shareholders with an appropriate risk-adjusted return. Chubb uses internal and external data together with sophisticated, analytical catastrophe loss and risk modeling techniques to ensure an appropriate understanding of risk, including diversification and correlation effects, across different product lines and territories. The table below presents our modeled pre-tax estimates of natural catastrophe PML, net of reinsurance, at December 31, 2024, and does not represent our expected catastrophe losses for any one year.

	Modeled Net Probable Maximum Loss (PML) Pre-tax
	Worldwide (1)		U.S. Hurricane (2)		California Earthquake (3)
	Annual Aggregate		Annual Aggregate		Single Occurrence
(in millions of U.S. dollars, except for percentages)	Chubb	% of Total Chubb Shareholders’ Equity	Chubb	% of Total Chubb Shareholders’ Equity	Chubb	% of Total Chubb Shareholders’ Equity
1-in-10	$2,882	4.5%	$1,644	2.6%	$169	0.3%
1-in-100	$5,543	8.7%	$3,831	6.0%	$1,894	3.0%
1-in-250	$8,697	13.6%	$6,207	9.7%	$2,173	3.4%
(1)     Worldwide aggregate includes modeled losses arising from tropical cyclones, convective storms, earthquakes, wildfires, and inland floods and excludes "non-modeled" perils such as man-made and other catastrophe risks including pandemic.
(2)     U.S. hurricane modeled losses include losses from wind, storm-surge, and related precipitation-induced flooding.
(3)    California earthquake modeled losses include the fire-following sub-peril.

The PML for worldwide and key U.S. peril regions are based on our in-force portfolio at October 1, 2024, and reflect the September 1, 2024, reinsurance program as well as inuring reinsurance protection coverage. As of April 1, 2024, we increased retention in North America by $500 million and increased limits by $1.7 billion. On August 31, 2024, a $500 million catastrophe treaty covering named windstorms and earthquakes within Northeast States expired and was not renewed. Refer to the Global Property Catastrophe Reinsurance section for more information. These estimates assume that reinsurance recoverable is fully collectible.

According to the model, for the 1-in-100 return period scenario, there is a one percent chance that our pre-tax annual aggregate losses incurred in any year from U.S. hurricane events could be in excess of $3,831 million (or 6.0 percent of total Chubb shareholders’ equity at December 31, 2024). Effective March 31, 2024, our worldwide and U.S. Hurricane PMLs reflect the latest North Atlantic hurricane vulnerability model.

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
•The potential effects of climate change add to modeling complexity; and
•Changing climate conditions could impact our exposure to natural catastrophe risks. Published studies by leading government, academic, and professional organizations combined with extensive research by Chubb climate scientists reveal the potential for increases in the frequency and severity of key natural perils such as tropical cyclones, inland flood, and wildfire. To understand the potential impacts on the Chubb portfolio, we have conducted stress tests on our peak exposure zone, namely in the U.S., using parameters outlined by the Intergovernmental Panel on Climate Change (IPCC) Climate Change 2021 report. These parameters consider the impacts of climate change and the resulting climate peril impacts over a timescale relevant to our business. The tests are conducted by adjusting our baseline view of risk for the perils of hurricane, inland flood, and wildfire in the U.S. to reflect increases in frequency and severity across the modeled domains for each of these perils. Based on these tests against the Chubb portfolio we do not expect material impacts to our baseline

PMLs from climate change through December 31, 2025. These tests reflect current exposures only and exclude potentially mitigating factors such as changes to building codes, public or private risk mitigation, regulation, and public policy.

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

Terrorism
We offer terrorism coverage in the U.S. and in many other countries through various insurance products. We actively monitor terrorism risk and manage exposures through set risk limits based on modeled losses from certain terrorism attack scenarios, the purchase of reinsurance, and the reliance on government-sponsored terrorism reinsurance programs. In the U.S., certain protections of our terrorism exposure are provided through the Terrorism Risk Insurance Program Reauthorization Act of 2019 (TRIPRA). In 2024, TRIPRA covers 81 percent of insured losses above a deductible, estimated to be approximately $3.2 billion. Refer to “Global Property Catastrophe Reinsurance Program” for information on our reinsurance protection purchased. At our largest exposure location in the U.S., our maximum modeled losses from a 10-ton truck-bomb explosion are estimated to be $2.4 billion pre-tax based on the exposures, net of reinsurance and TRIPRA, as of December 31, 2024.

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

Moreover, we have substantial exposure to insurance products which are sensitive to certain system-wide financial conditions, such as our financial lines, surety, political risk, involuntary loss of employment (outside U.S.), and trade credit products. These products tend to be characterized by infrequent but potentially high severity losses. The majority of our exposure in these products may be impacted by an adverse economic climate such as an economic recession or depression. If the financial condition of these insureds were adversely affected by the economy or otherwise, we may experience an increase in filed claims and may incur high severity losses, which could have an adverse effect on our results of operations. We monitor credit exposures to single counterparties and to sectors of interest from sources across our operations (e.g. investments, insurance products, reinsurance recoverable, bank deposits, letters of credit) and establish guidelines for credit risk exposure at the counterparty level. Our net income may be volatile because certain variable annuity reinsurance products sold expose us to fair value liability changes that are directly affected by market and other factors and assumptions.

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

Crop Insurance

We are, and have been since the 1980s, one of the leading writers of crop insurance in the U.S. and have conducted that business through a managing general agent subsidiary of Rain and Hail. We provide protection throughout the U.S. on a variety of crops and are therefore geographically diversified, which reduces the risk of exposure to a single event or a heavy accumulation of losses in any one region. Given its concentration of risk exposed to temperature, moisture, drought, hail, and the more frequent and severe storms associated with climate change, crop insurance is a business with catastrophe-like features. Our crop insurance business comprises two components - Multiple Peril Crop Insurance (MPCI) and crop-hail insurance.

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

Each year the RMA issues a final SRA for the subsequent reinsurance year (i.e., the 2025 SRA covers the 2025 reinsurance year from July 1, 2024, through June 30, 2025). There were no significant changes in the terms and conditions from the 2024 SRA and, therefore, the new SRA does not impact Chubb's outlook on the crop program relative to 2025.

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

Liquidity

Liquidity is a measure of a company's ability to generate cash flows sufficient to meet short-term and long-term cash requirements. As a holding company, Chubb Limited possesses assets that consist primarily of the stock of its subsidiaries and other investments. In addition to net investment income, Chubb Limited's cash flows depend primarily on dividends and other statutorily permissible payments. Historically, dividends and other statutorily permitted payments have come primarily from Chubb's Bermuda-based operating subsidiaries, which we refer to as our Bermuda subsidiaries. During 2024, in accordance with a plan of liquidation and conversion of Chubb INA Holdings Inc. (Chubb INA) to a limited liability company, Chubb Limited received $2.0 billion for the redemption of a portion of its ownership interest in Chubb INA. Chubb INA is expected to fully redeem, by the end of 2027, Chubb Limited's 20 percent ownership interest in Chubb INA. Our consolidated sources of funds consist primarily of net premiums written, fees, net investment income, and proceeds from sales and maturities of investments. Funds are used at our various companies primarily to pay claims, operating expenses, and dividends; to service debt; to purchase investments; and to fund acquisitions.

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

To further ensure the sufficiency of funds to settle unforeseen claims, we hold certain invested assets in cash and short-term investments. In addition, for certain insurance, reinsurance, or deposit contracts that tend to have relatively large and reasonably predictable cash outflows, we attempt to establish dedicated portfolios of assets that are duration-matched with the related liabilities. With respect to the duration of our overall investment portfolio, we manage asset durations to both maximize return given current market conditions and provide sufficient liquidity to cover future loss payments. At December 31, 2024, the average duration of our fixed income securities, including the effect of futures, options, and swaps, is 5.1 years, while the average expected duration of our insurance liabilities is 6.9 years.

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

The payment of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction, as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies. During 2024, we were able to meet all our obligations, including the payments of dividends on our Common Shares, with our net cash flows.

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions as well as the subsidiary's financial condition are paramount to the dividend decision. Chubb Limited received dividends of $1.7 billion and $3.3 billion from its Bermuda subsidiaries in 2024 and 2023, respectively. Chubb Limited received cash dividends of $3 million and $28 million and non-cash dividends of $142 million and $291 million from Swiss subsidiaries in 2024 and 2023, respectively. Chubb Limited also received dividends of $91 million from its other international subsidiary in 2024.

The U.S. insurance subsidiaries of Chubb INA may pay dividends, without prior regulatory approval, subject to restrictions set out in state law of the subsidiary's domicile (or, if applicable, commercial domicile). Chubb INA's international subsidiaries are also subject to insurance laws and regulations particular to the countries in which the subsidiaries operate. These laws and regulations sometimes include restrictions that limit the amount of dividends payable without prior approval of regulatory insurance authorities. Chubb Limited received no dividends from Chubb INA in 2024 and 2023. Debt issued by Chubb INA is serviced by statutorily permissible distributions by Chubb INA's insurance subsidiaries to Chubb INA as well as other group resources. Chubb INA received cash dividends of $3.5 billion and $2.4 billion and non-cash dividends of $997 million and $170 million from its subsidiaries in 2024 and 2023, respectively. In addition, Chubb INA recognized dividends of $27 million in 2024 from an international subsidiary. At December 31, 2024, the amount of dividends available to be paid to Chubb INA in 2025 from its subsidiaries without prior approval of insurance regulatory authorities totals $3.8 billion.

Cash Flows
Our insurance and reinsurance operations provide liquidity in that premiums are received in advance, sometimes substantially in advance, of the time claims are paid. Generally, cash flows are affected by claim payments that, due to the nature of our operations, may comprise large loss payments on a limited number of claims and which can fluctuate significantly from period to period. The irregular timing of these loss payments can create significant variations in cash flows from operations between periods. For additional information regarding estimates of future claim payments over the next twelve months, refer to our discussion of Cash Requirements within "Capital Resources". Sources of liquidity include cash from operations, routine sales of investments, and financing arrangements. The following is a discussion of our cash flows for 2024 and 2023.

Operating cash flows reflect Net income for each period, adjusted for non-cash items and changes in working capital. Operating cash flows were $16.2 billion in 2024, compared to $12.6 billion in 2023. The increase of $3.6 billion is primarily due to higher net investment income and net premiums collected. The increase was partially offset by higher net losses paid, income taxes paid, and lower net proceeds from sales of consolidated investment products (CIP) from Huatai's asset management companies.

Cash used for investing was $13.9 billion in 2024, compared to $7.6 billion in 2023. The increase of $6.3 billion is primarily due to higher net purchases of fixed maturities, short-term investments, and equity securities of $6.5 billion and an increase in cash paid for acquisitions of $504 million, reflecting the acquisition of Healthy Paws and additional equity purchases of Huatai Group. These amounts were partially offset by an increase in private equity distributions (net of contributions), of $1.2 billion.

Cash used for financing was $2.2 billion in 2024, compared to $4.5 billion in 2023. The decrease of $2.3 billion is primarily from higher proceeds from the issuance of long-term debt (net of repayments) of $1.4 billion, lower common shares repurchased of $610 million, and lower net CIP-related distributions to third-parties of $612 million. These CIPs are related to Huatai's asset management companies. Refer to Note 15 to the Consolidated Financial Statements for additional information on share repurchases.
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

We use repurchase agreements as a low-cost funding alternative. At December 31, 2024, there were $2.7 billion, including variable interest entities balances of $815 million, in repurchase agreements outstanding with various maturities over the next five months.

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

Capital Resources

Capital resources consist of funds deployed or available to be deployed to support our business operations.

(in millions of U.S. dollars, except for percentages)	December 31, 2024	December 31, 2023
Short-term debt	$800	$1,460
Long-term debt	14,379	13,035
Total financial debt	15,179	14,495
Trust preferred securities	309	308
Subordinated debt (1)	110	—
Total hybrid debt	419	308
Total Chubb shareholders’ equity	64,021	59,507
Total capitalization	$79,619	$74,310
Ratio of financial debt to total capitalization (2)	19.1%	19.5%
Ratio of financial debt and hybrid debt to total capitalization (2)	19.6%	19.9%
(1)    Capital Supplementary Bonds issued by Huatai Life.
(2)    For purposes of calculating leverage ratios, Huatai debt is based on Chubb's share (excluding noncontrolling interest).

The ratios of financial debt to total capitalization in the table above are lower at December 31, 2024, compared to December 31, 2023, from the increase in shareholders' equity, principally reflecting strong net income.

In March 2024, Chubb INA issued $1.0 billion of 5.00 percent senior notes due March 2034. Chubb INA's $700 million of 3.35 percent senior notes due May 2024 was paid upon maturity. In July 2024, Chubb INA issued $700 million of 4.65 percent senior notes due August 2029 and $600 million of 5.00 percent senior notes due March 2034. In November 2024, Huatai Life issued 800 million Chinese yuan renminbi ($111 million based on the foreign exchange rate at the date of issuance) of 2.90 percent senior notes due November 2034. These notes are classified as regulatory capital for local statutory purposes. Chubb INA's €700 million of 0.3 percent Euro denominated senior notes due December 2024 was paid upon maturity. Refer to Note 13 to the Consolidated Financial Statements for details about debt issued and debt redeemed.

Repurchase agreements are excluded from the table above and are disclosed separately from short-term debt in the Consolidated balance sheets. The repurchase agreements are collateralized borrowings where we maintain the right and ability to redeem the collateral on short notice, unlike short-term debt which comprises the current maturities of our long-term debt instruments.

We believe our financial strength provides us with the flexibility and capacity to obtain available funds externally through debt or equity financing on both a short-term and long-term basis. Our ability to access the capital markets is dependent on, among other things, market conditions and our perceived financial strength. We have accessed both the debt and equity markets from time to time. We generally maintain the ability to issue certain classes of debt and equity securities via an unlimited Securities and Exchange Commission (SEC) shelf registration which is renewed every three years. This allows us capital market access for refinancing as well as for unforeseen or opportunistic capital needs. We also have a shelf registration statement which allows us to issue an unlimited amount of certain classes of debt and equity from time to time. This shelf registration statement expires in October 2027.

Securities Repurchases
From time to time, we repurchase shares as part of our capital management program. On July 19, 2021, the Board of Directors (Board) authorized a one-time incremental share repurchase program of up to $5.0 billion of Chubb Common Shares effective through June 30, 2022. In May 2022, the Board authorized the repurchase of up to $2.5 billion of Chubb Common Shares effective through June 30, 2023. In June 2023, the Board authorized the repurchase of up to $5.0 billion of Chubb's Common Shares effective July 1, 2023, with no expiration date.

Share repurchases may be made in the open market, in privately negotiated transactions, block trades, accelerated repurchases and/or through option or other forward transactions. In 2024, 2023, and 2022 we repurchased $2.0 billion, $2.5 billion, and $3.0 billion, respectively, of Common Shares in a series of open market transactions under the Board share repurchase authorizations at an average per share price of $269.23, $209.52, and $201.96, respectively. For the period January 1, 2025, through February 26, 2025, we repurchased 543,782 Common Shares for a total of $148 million in a series of open market transactions under the share repurchase program authorization. At February 26, 2025, $1.5 billion in share repurchase authorization remained.

Common Shares
Our Common Shares had a par value of CHF 0.50 each at December 31, 2024.

As of December 31, 2024, there were 18,922,323 Common Shares in treasury with a weighted-average cost of $186.22 per share.

Under Swiss law, dividends must be stated in Swiss francs though dividend payments are made by Chubb in U.S. dollars.

At our May 2024 annual general meeting, our shareholders approved an annual dividend for the following year of up to $3.64 per share, expected to be paid in four quarterly installments of $0.91 per share after the annual general meeting by way of distribution from capital contribution reserves, transferred to free reserves for payment. The Board will determine the record and payment dates at which the annual dividend may be paid until the date of the 2025 annual general meeting, and is authorized to abstain from distributing a dividend at its discretion. The first three quarterly installments each of $0.91 per share, have been distributed by the Board as expected.

At our May 2023 annual general meeting, our shareholders approved an annual dividend for the following year of up to $3.44 per share, which was paid in four quarterly installments of $0.86 per share at dates determined by the Board after the annual general meeting by way of distribution from capital contribution reserves, transferred to free reserves for payment.

Dividend distributions on Common Shares amounted to CHF 3.15 ($3.59) per share for the year ended December 31, 2024. Refer to Note 15 to the Consolidated Financial Statements for additional information on our dividends.

Cash Requirements
Our cash requirements within the next twelve months include claims payable to claimants and other routine obligations typical to our business, as well as commitments related to our limited partnerships. We expect the cash required to meet these obligations to be primarily generated through a combination of cash on hand, cash from operations, routine sales of investments, and financing arrangements. We believe these sources will be sufficient to meet our anticipated cash requirements for at least the next twelve months, while maintaining sufficient liquidity for normal operating purposes. We believe our financial strength provides us with the flexibility and capacity to obtain available funds externally through debt or equity financing on both a short-term and long-term basis, if necessary. At December 31, 2024, our long-term cash requirements under our various contractual obligations and commitments include:

•Gross loss payments under insurance and reinsurance contracts - We are obligated to pay claims under insurance and reinsurance contracts for specified covered loss events. Total cash requirements are not determinable from underlying contracts and must be estimated. Gross loss payments under insurance and reinsurance contracts are estimated at $84.1 billion with $23.8 billion estimated due over the next twelve months. These estimated gross loss payments are inherently uncertain and the amount and timing of actual loss payments are likely to differ from these estimates and the differences could be material. Given the numerous factors and assumptions involved in both estimates of loss reserves and related estimates as to the timing of future loss payments, differences between actual and estimated loss payments will not necessarily indicate a commensurate change in ultimate loss estimates. Refer to Note 8 to the Consolidated Financial Statements for additional information.

•Estimated payments for future policy benefits and market risk benefits - Total estimated payments for future policy benefits and market risk benefits are estimated at $77.9 billion and $1.6 billion, respectively, with $3.0 billion and $0.2 billion estimated due over the next twelve months, respectively. The total estimated payments are gross of fees or premiums due, while the liabilities presented on our Consolidated balance sheets are discounted and net of fees and premiums due. The timing and amount of actual payments may vary from the estimates. Refer to Note 1 l) and Note 9 for additional information on future policy benefits, and Note 1 m) and Note 11 for additional information on market risk benefits.

•Short-term, Long-term, and Hybrid debt, and related interest payments - Total obligations for short-term, long-term, and hybrid debt maturities are $15.4 billion with $0.8 billion due over the next twelve months. Interest payments related to these obligations total $6.6 billion with $0.5 billion due over the next twelve months. These estimates are based on current exchange rates. Refer to Note 13 to the Consolidated Financial Statements for additional information.

•Commitments on invested assets - Total obligations for commitments related to our invested assets are $7.7 billion with $2.2 billion due over the next twelve months. Refer to Note 14 to the Consolidated Financial Statements for additional information.

•Deposit liabilities - Total obligations for deposit liabilities, including contract holder deposit funds, are $14.5 billion with $0.8 billion due over the next twelve months. Refer to Note 1 o) to the Consolidated Financial Statements for additional information.

•Repurchase agreements - We use repurchase agreements as a low-cost funding alternative. At December 31, 2024, there were $2.7 billion in repurchase agreements outstanding with various maturities over the next five months. Refer to Note 13 to the Consolidated Financial Statements for additional information.

•Operating leases - Total obligations for operating leases are $1.4 billion with $0.2 billion estimated due over the next twelve months. Refer to Note 14 j) to the Consolidated Financial Statements for additional information. As of December 31, 2024, we have a lease commitment for office space that is not yet recorded on our Consolidated balance sheet and is not included in the total obligations referenced above. The lease is expected to commence in 2025 with an initial term of approximately 23 years. Total cash requirements are estimated at approximately $400 million over the term of the lease.

Ratings

Chubb Limited and its subsidiaries are assigned credit and financial strength (insurance) ratings from internationally recognized rating agencies, including S&P, AM Best, Moody's, and Fitch. The ratings issued on our companies by these agencies are announced publicly and are available directly from the agencies. Our Internet site (investors.chubb.com, under Financials/Financial Strength Ratings) also contains some information about our ratings, but such information on our website is not incorporated by reference into this report.

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

Credit ratings assess a company's ability to make timely payments of principal and interest on its debt. It is possible that, in the future, one or more of the rating agencies may reduce our existing ratings. If one or more of our ratings were downgraded, we could incur higher borrowing costs, and our ability to access the capital markets could be impacted. In addition, our insurance and reinsurance operations could be adversely impacted by a downgrade in our financial strength ratings, including a possible reduction in demand for our products in certain markets. Also, we have insurance and reinsurance contracts which contain rating triggers. In the event the S&P or AM Best financial strength ratings of Chubb fall, we may be faced with the cancellation of premium or be required to post collateral on our underlying obligation associated with this premium.

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

The following table presents the condensed balance sheets of Chubb Limited and Chubb INA Holdings LLC, after elimination of investment in any non-guarantor subsidiary:

	Chubb Limited (Parent Guarantor)		Chubb INA Holdings LLC (Subsidiary Issuer)
	December 31	December 31	December 31	December 31
(in millions of U.S. dollars)	2024	2023	2024	2023
Assets
Investments	$—	$—	$436	$103
Cash	383	77	1,002	3
Due from parent guarantor/subsidiary issuer	396	441	—	—
Due from subsidiaries that are not issuers or guarantors	464	539	592	571
Other assets	13	12	3,062	2,785
Total assets	$1,256	$1,069	$5,092	$3,462
Liabilities
Due to parent guarantor/subsidiary issuer	$—	$—	$396	$441
Due to subsidiaries that are not issuers or guarantors	231	263	105	593
Affiliated notional cash pooling programs	277	594	—	455
Short-term debt	—	—	800	1,460
Long-term debt	—	—	14,379	13,035
Hybrid debt	—	—	309	308
Other liabilities	868	657	1,577	1,496
Total liabilities	1,376	1,514	17,566	17,788
Total equity	(120)	(445)	(12,474)	(14,326)
Total liabilities and equity	$1,256	$1,069	$5,092	$3,462

The following table presents the condensed statements of operations and comprehensive loss of Chubb Limited and Chubb INA Holdings LLC, excluding equity in earnings from non-guarantor subsidiaries:

Year Ended December 31, 2024	Chubb Limited (Parent Guarantor)	Chubb INA Holdings LLC (Subsidiary Issuer)
(in millions of U.S. dollars)
Net investment income (expense)	$(22)	$(39)
Net realized gains (losses)	(17)	35
Administrative expenses	121	(12)
Interest (income) expense	(15)	492
Other (income) expense	(47)	(35)
Income tax expense (benefit)	15	(185)
Net loss	$(113)	$(264)
Comprehensive loss	$(113)	$(394)

Credit Facilities

As our Bermuda subsidiaries are non-admitted insurers and reinsurers in the U.S., the terms of certain U.S. insurance and reinsurance contracts require them to provide collateral, which can be in the form of letters of credit (LOCs). LOCs may also be used for general corporate purposes.

Should the need arise, we generally have access to capital markets and to credit facilities. Our group syndicated credit facility has capacity of $3.0 billion and expires in October 2027. Our total letter of credit capacity is $4.1 billion, $3.0 billion of which can be used for revolving credit. At December 31, 2024, our usage under these facilities was $978 million in LOCs. Our access to credit under these facilities is dependent on the ability of the bank counterparties to meet their funding commitments. Should the existing credit providers on these facilities experience financial difficulty, we may be required to replace credit sources, possibly in a difficult market. If we cannot obtain adequate capital or sources of credit on favorable terms, on a timely basis, or at all, our business, operating results, and financial condition could be adversely affected. To date, we have not experienced difficulty accessing our credit facilities or establishing additional facilities when needed.

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

The facilities noted above require that we maintain certain financial covenants, all of which have been met at December 31, 2024. These covenants are shown below including our actual values at December 31, 2024:

(i)a minimum consolidated net worth required by the group syndicated and other credit facilities, excluding noncontrolling interest, of not less than $41.959 billion and a minimum consolidated net worth required by one remaining credit facility, excluding noncontrolling interest, of not less than $52.819 billion (Actual is $72.7 billion); and
(ii)a ratio of consolidated debt to total capitalization of not greater than 0.35 to 1 (Actual is 0.19 to 1)1.
1.As calculated under the covenant, the ratio excludes the fair value adjustment of debt acquired through the Chubb Corp acquisition and noncontrolling interest.

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

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Market Sensitive Instruments and Risk Management
Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. We are exposed to potential losses from various market risks including changes in interest rates, equity prices, and foreign currency exchange rates. Further, through writing guaranteed living benefits (GLB) and guaranteed minimum death benefits (GMDB) products, collectively referred to as market risk benefits (MRB), we are exposed to volatility in the equity and credit markets, as well as interest rates. Our investment portfolio consists primarily of fixed income securities, denominated in both U.S. dollars and foreign currencies, which are sensitive to changes in interest rates and foreign currency exchange rates. The majority of our fixed income portfolio is classified as available-for-sale. The effect of market movements on our fixed maturities available-for-sale portfolio impacts Net income (through Net realized gains (losses)) when securities are sold, when we write down an asset, or when we record a change to the allowance for expected credit losses. Changes in interest rates and foreign currency exchange rates will have an immediate effect on Shareholders' equity and Comprehensive income and, in certain instances, Net income. The effect of market movements on fixed maturities related to consolidated investment products in the Huatai portfolio (Fixed maturities - CIP) impacts Net income (through Net realized gains (losses)). From time to time, we also use derivative instruments such as futures, options, swaps, and foreign currency forward contracts to manage the duration of our investment portfolio and foreign currency exposures, and also to obtain exposure to a particular financial market. At December 31, 2024 and 2023, our notional exposure to derivative instruments was $10.2 billion and $10.4 billion, respectively. These instruments are recognized as assets or liabilities in our Consolidated Financial Statements and are sensitive to changes in interest rates, foreign currency exchange rates, and equity security prices. As part of our investing activities, from time to time we purchase to be announced mortgage-backed securities (TBAs). Changes in the fair value of TBAs are included in Net realized gains (losses) and, therefore, have an immediate effect on both our Net income and Shareholders' equity.

We seek to mitigate market risk using a number of techniques, including maintaining and managing the assets and liabilities of our international operations consistent with the foreign currencies of the underlying insurance and reinsurance businesses, thereby limiting exchange rate risk to net assets denominated in foreign currencies. From time to time, we use derivatives to hedge planned cross-border transactions, and designate certain derivatives to hedge foreign currency risk on our euro denominated debt and exposure in the net investments of certain foreign subsidiaries.

The following is a discussion of our primary market risk exposures at December 31, 2024. Our policies to address these risks in 2024 were not materially different from 2023. We do not currently anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

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

The following table presents the impact at December 31, 2024 and 2023, on the fair value of our fixed income portfolio of a hypothetical increase in interest rates of 100 bps applied instantly across the U.S. yield curve (an immediate time horizon was used as this presents the worst case scenario):

(in billions of U.S. dollars, except for percentages)	2024	2023
Fair value of fixed income portfolio	$121.8	$114.9
Pre-tax impact of 100 bps increase in interest rates:
Decrease in dollars	$6.2	$5.5
As a percentage of total fixed income portfolio at fair value	5.1%	4.8%

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

Although our debt and hybrid debt (collectively referred to as debt obligations) are reported at amortized cost and not adjusted for fair value changes, changes in interest rates could have a material impact on their fair value, albeit there would be no impact on our Consolidated Financial Statements.

The following table presents the impact at December 31, 2024 and 2023, on the fair value of our debt obligations of a hypothetical decrease in interest rates of 100 bps applied instantly across the U.S. yield curve (an immediate time horizon was used as this presents the worst case scenario):

(in billions of U.S. dollars, except for percentages)	2024	2023
Fair value of debt obligations, including repurchase agreements	$17.0	$16.6
Pre-tax impact of 100 bps decrease in interest rates:
Increase in dollars	$1.1	$1.1
As a percentage of total debt obligations at fair value	6.2%	6.6%

Foreign currency management
As a global company, Chubb entities transact business in multiple currencies. Our policy is to generally match assets, liabilities and required capital for each individual jurisdiction in local currency, which would include the use of derivatives.

The following table summarizes the unhedged portion of net assets (liabilities) in non-U.S. currencies at December 31, 2024 and 2023, and excludes noncontrolling interests:

		2024		2023	2024 vs. 2023 % change in exchange rate per USD
(in millions of U.S. dollars, except for percentages)	Value of unhedged net assets (liabilities)	Exchange rate per USD	Value of unhedged net assets (liabilities)	Exchange rate per USD
Korean won (KRW) (x100)	$6,516	0.0676	$6,115	0.0775	(12.8)%
Chinese yuan renminbi (CNY) (1)	3,709	0.1370	5,172	0.1408	(2.7)%
Canadian dollar (CAD)	2,194	0.6952	2,362	0.7551	(7.9)%
Australian dollar (AUD)	1,660	0.6188	1,661	0.6812	(9.2)%
Mexican peso (MXN)	852	0.0480	973	0.0589	(18.5)%
British pound sterling (GBP)	608	1.2516	588	1.2731	(1.7)%
Hong Kong dollar (HKD)	568	0.1287	388	0.1280	0.5%
Thai baht (THB)	561	0.0291	575	0.0292	(0.3)%
New Taiwan dollar (TWD)	539	0.0305	647	0.0327	(6.7)%
Euro (EUR) (2)	(797)	1.0354	(1,835)	1.1039	(6.2)%
Other foreign currencies	2,716	various	2,924	various	NM
Value of unhedged portion of net assets denominated in foreign currencies (3)	$19,126		$19,570
As a percentage of total net assets	29.9%		32.9%
Pre-tax decrease to Chubb Shareholders' equity of a hypothetical 10 percent strengthening of the USD	$1,739		$1,779
NM – not meaningful
(1)    2024 excludes hedged Chinese yuan renminbi net assets of $1.3 billion.
(2)    Includes unhedged portion of euro denominated debt of $2.3 billion and net assets of $1.5 billion in 2024, and $3.1 billion and $1.3 billion, respectively, in 2023. Excludes hedged euro denominated debt of $1.6 billion in 2024 and 2023.
(3)    The unhedged net assets denominated in foreign currencies comprised goodwill and other intangible assets of approximately 47 percent and 52 percent at December 31, 2024 and 2023, respectively.

Chubb holds certain cross-currency swaps designated as fair value hedges and net investment hedges for foreign currency exposure associated with portions of our euro denominated debt and the net investment in certain foreign subsidiaries, respectively. These cross-currency swaps are agreements under which two counterparties exchange principal and interest payments in different currencies at a future date.

The objective of the fair value cross-currency swaps is to hedge euro 1.5 billion of the foreign currency risk on our euro denominated debt by converting cash flows back into the U.S dollar. The objective of the net investment cross-currency swaps is to hedge the foreign currency exposure in the net investments of certain foreign subsidiaries by converting cash flows from U.S. dollar to the British pound sterling (GBP 957 million), Japanese yen (JPY 43.0 billion), Swiss franc (CHF 96 million), and Chinese yuan renminbi (CNY 9.3 billion). The hedged risk is designated as the foreign currency exposure arising between the functional currency of the foreign subsidiary and the functional currency of its parent entity. For additional information refer to Note 14 to the Consolidated Financial Statements.

Reinsurance of market risk benefits
Market risk benefits (MRB) are measured at fair value using a valuation model based on current net exposures, market data, our experience, and other factors. Changes in fair value are recorded to Market risk benefits gains (losses) in the Consolidated statements of operations, except for the change in fair value due to a change in the instrument-specific credit risk which is recognized in Other comprehensive income. For additional information refer to Note 1 m) and Note 11 to the Consolidated Financial Statements, under Item 8.

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

The tables below are estimates of the sensitivities to instantaneous changes in economic inputs (e.g., equity shock, interest rate shock, etc.) at December 31, 2024, for both the fair value of the MRB liability (FVL) and the fair value of specific derivative instruments held (hedge value) to partially offset the risk in the MRB reinsurance portfolio. The following assumptions should be considered when using the below tables:

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
•The hedge sensitivity is from December 31, 2024, market levels and only applicable to the equity and interest rate sensitivities table below.
•The sensitivities do not scale linearly and may be proportionally greater for larger movements in the market factors. Actual sensitivity of our net income may differ from those disclosed in the tables below due to fluctuations in short-term market movements.

Sensitivities to equity and interest rate movements
(in millions of U.S. dollars)		Worldwide Equity Shock
Interest Rate Shock		+10%	Flat	-10%	-20%	-30%	-40%
+100 bps	(Increase)/decrease in FVL	$244	$164	$64	$(61)	$(218)	$(427)
	Increase/(decrease) in hedge value	(101)	—	101	202	304	405
	Increase/(decrease) in net income	$143	$164	$165	$141	$86	$(22)
Flat	(Increase)/decrease in FVL	$99	$—	$(120)	$(266)	$(452)	$(690)
	Increase/(decrease) in hedge value	(101)	—	101	202	304	405
	Increase/(decrease) in net income	$(2)	$—	$(19)	$(64)	$(148)	$(285)
-100 bps	(Increase)/decrease in FVL	$(84)	$(202)	$(342)	$(511)	$(728)	$(992)
	Increase/(decrease) in hedge value	(101)	—	101	202	304	405
	Increase/(decrease) in net income	$(185)	$(202)	$(241)	$(309)	$(424)	$(587)

Sensitivities to Other Economic Variables		AA-rated Credit Spreads		Interest Rate Volatility		Equity Volatility
(in millions of U.S. dollars)		+100 bps	-100 bps	+2%	-2%	+2%	-2%
(Increase)/decrease in FVL		$42	$(47)	$(1)	$1	$(15)	$14
Increase/(decrease) in net income		$42	$(47)	$(1)	$1	$(15)	$14

Market Risk Benefits Net Amount at Risk
All our MRB reinsurance treaties include annual or aggregate claim limits and many include an aggregate deductible which limit the net amount at risk under these programs. The tables below present the net amount at risk at December 31, 2024, following an immediate change in equity market levels, assuming all global equity markets are impacted equally.

a) Reinsurance covering the GMDB risk only

	Equity Shock
(in millions of U.S. dollars)	+20%	Flat	-20%	-40%	-60%	-80%
GMDB net amount at risk	$210	$208	$360	$618	$626	$507
Claims at 100% immediate mortality	130	136	146	136	125	111

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

b) Reinsurance covering the GLB risk only

	Equity Shock
(in millions of U.S. dollars)	+20%	Flat	-20%	-40%	-60%	-80%
GLB net amount at risk	$702	$912	$1,242	$1,762	$2,059	$2,335

The treaty limits cause the net amount at risk to increase at a declining rate as equity markets fall.

c) Reinsurance covering both the GMDB and GLB risks on the same underlying policyholders

	Equity Shock
(in millions of U.S. dollars)	+20%	Flat	-20%	-40%	-60%	-80%
GMDB net amount at risk	$35	$41	$50	$60	$68	$75
GLB net amount at risk	292	359	449	561	673	719
Claims at 100% immediate mortality	26	25	25	25	25	25
The treaty limits cause the GMDB and GLB net amount at risk to increase at a declining rate as equity markets fall.

ITEM 8. Financial Statements and Supplementary Data
The financial statements and supplementary data are included in this Form 10-K commencing on page F-1.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A. Controls and Procedures
Chubb’s management, with the participation of Chubb’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Chubb’s disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as of December 31, 2024. Based upon that evaluation, Chubb’s Chief Executive Officer and Chief Financial Officer concluded that Chubb’s disclosure controls and procedures are effective in allowing information required to be disclosed in reports filed under the Securities Exchange Act of 1934 to be recorded, processed, summarized, and reported within time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to Chubb’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in Chubb's internal controls over financial reporting during the three months ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, Chubb's internal controls over financial reporting. Chubb's management report on internal control over financial reporting is included on page F-3 and PricewaterhouseCoopers LLP's audit report is included on pages F-4 and F-5.

ITEM 9B. Other Information
During the three months ended December 31, 2024, no director or officer of Chubb (as defined in Rule 16a-1(f) under the Exchange Act) informed us of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408 of SEC Regulation S-K.
On February 27, 2025, the Board of Directors (Board) amended Section 2.2.1(d) of the Organizational Regulations of Chubb Limited. The amendment reflects that the Board’s Compensation Committee is responsible for recommending to the Board the aggregate amount of director compensation to be submitted for shareholder vote at Chubb’s annual general meeting of shareholders. This role had previously been the responsibility of the Board’s Nominating & Governance Committee. A copy of the amended and restated Organizational Regulations is attached hereto as Exhibit 3.2 and incorporated herein by reference.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Item not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information pertaining to this item is incorporated by reference to the sections entitled “Agenda Item 5 - Election of the Board of Directors”, "Corporate Governance - Delinquent Section 16(a) Reports", “Corporate Governance - The Board of Directors - Director Nomination Process”, “Corporate Governance - The Committees of the Board - Audit Committee”, and “Corporate Governance – Governance Practices and Policies that Guide Our Actions – Global Restrictions on Insider Trading and Trading Chubb Securities Policy” of the definitive proxy statement for the 2025 Annual General Meeting of Shareholders which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A. Also incorporated herein by reference is the text under the caption “Information about our Executive Officers” appearing at the end of Part I Item 1 of the Annual Report on Form 10-K.

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

ITEM 11. Executive Compensation

This item is incorporated by reference to the sections entitled “Executive Compensation”, “Compensation Committee Report” and “Director Compensation” of the definitive proxy statement for the 2025 Annual General Meeting of Shareholders which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents securities authorized for issuance under equity compensation plans at December 31, 2024:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights (3)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	9,511,719	$174.86	12,811,070
Equity compensation plans not approved by security holders (2)	15,321

(1) These totals include securities available for future issuance under the following plans:
(i) Chubb Limited 2016 Long-Term Incentive Plan, as amended and restated (Amended 2016 LTIP). A total of 32,900,000 shares are authorized to be issued pursuant to awards made as options, stock appreciation rights, stock units, performance shares, performance units, restricted stock, and restricted stock units. The maximum number of shares that may be delivered to participants and their beneficiaries under the Amended 2016 LTIP shall be equal to the sum of: (x) 32,900,000 shares of stock; and (y) any shares of stock that have not been delivered pursuant to the ACE LTIP (as defined in clause (ii) of this footnote (1) below) and remain available for grant pursuant to the ACE LTIP, including shares of stock represented by awards granted under the ACE LTIP that are forfeited, expire or are canceled after the effective date of the Amended 2016 LTIP without delivery of shares of stock or which result in the forfeiture of the shares of stock back to the Company to the extent that such shares would have been added back to the reserve under the terms of the ACE LTIP. As of December 31, 2024, a total of 8,663,626 option awards and 711,504 restricted stock unit awards are outstanding, and 10,072,965 shares remain available for future issuance under this plan.

(ii) ACE Limited 2004 Long-Term Incentive Plan (ACE LTIP). As of December 31, 2024, a total of 838,800 option awards are outstanding. No additional grants will be made pursuant to the ACE LTIP.

(iii) Chubb Corporation Long-Term Incentive Plans (Chubb Corp. LTIP). As of December 31, 2024, a total of 9,293 option awards and 9,603 deferred stock unit awards are outstanding. No additional grants will be made pursuant to the Chubb Corp. LTIP.

(iv) ESPP. A total of 9,000,000 shares are authorized for purchase at a discount. As of December 31, 2024, 2,738,105 shares remain available for future issuance under this plan.

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

Additional information is incorporated by reference to the section entitled "Information About Our Share Ownership" of the definitive proxy statement for the 2025 Annual General Meeting of Shareholders which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

ITEM 13. Certain Relationships and Related Transactions and Director Independence

This item is incorporated by reference to the sections entitled “Corporate Governance - Related Party Transactions", and “Corporate Governance - The Board of Directors - Director Independence” of the definitive proxy statement for the 2025 Annual General Meeting of Shareholders which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

ITEM 14. Principal Accounting Fees and Services

This item is incorporated by reference to the section entitled “Agenda Item 4 – Election of Auditors – 4.2 – Ratification of appointment of PricewaterhouseCoopers LLP (United States) as independent registered public accounting firm for purposes of U.S. securities law reporting” of the definitive proxy statement for the 2025 Annual General Meeting of Shareholders which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a)Financial Statements, Schedules, and Exhibits

Page
1.	Consolidated Financial Statements
–	Management's Responsibility for Financial Statements and Internal Control over Financial Reporting	F-3
–	Report of Independent Registered Public Accounting Firm	F-4
–	Consolidated Balance Sheets at December 31, 2024 and 2023	F-6
–	Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2024, 2023, and 2022	F-7
–	Consolidated Statements of Shareholders' Equity for the years ended December 31, 2024, 2023, and 2022	F-8
–	Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022	F-9
–	Notes to Consolidated Financial Statements	F-10
2.	Financial Statement Schedules
–	Schedule I - Summary of Investments - Other Than Investments in Related Parties at December 31, 2024	F-111
–	Schedule II - Condensed Financial Information of Registrant (Parent Company Only) at December 31, 2024 and 2023, and for the years ended December 31, 2024, 2023, and 2022	F-112
–	Schedule IV - Supplemental Information Concerning Reinsurance for the years ended December 31, 2024, 2023, and 2022	F-114
–	Schedule VI - Supplementary Information Concerning Property and Casualty Operations as of and for the years ended December 31, 2024, 2023, and 2022	F-115

Other schedules have been omitted as they are not applicable to Chubb, or the required information has been included in the Consolidated Financial Statements and related notes.
3.	Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
3.1	Articles of Association of the Company, as amended and restated	8-K	3.1	May 16, 2024

3.2	Organizational Regulations of the Company, as amended				X

4.1	Articles of Association of the Company, as amended and restated	8-K	4.1	May 16, 2024

4.2	Organizational Regulations of the Company, as amended				X

4.3	Specimen share certificate representing Common Shares	8-K	4.3	July 18, 2008

4.4	Indenture, dated March 15, 2002, between ACE Limited and Bank One Trust Company, N.A.	8-K	4.1	March 22, 2002

4.5	Senior Indenture, dated August 1, 1999, among ACE INA Holdings, Inc., ACE Limited and Bank of New York Mellon Trust Company, N.A. (as successor), as trustee	S-3 ASR	4.4	December 10, 2014

4.6	Indenture, dated November 30, 1999, among ACE INA Holdings, Inc. and Bank One Trust Company, N.A., as trustee	10-K	10.38	March 29, 2000

4.7	Indenture, dated December 1, 1999, among ACE INA Holdings, Inc., ACE Limited and Bank One Trust Company, National Association, as trustee	10-K	10.41	March 29, 2000

4.8	Amended and Restated Trust Agreement, dated March 31, 2000, among ACE INA Holdings, Inc., Bank One Trust Company, National Association, as property trustee, Bank One Delaware Inc., as Delaware trustee and the administrative trustees named therein	10-K	4.17	March 16, 2006

4.9	Common Securities Guarantee Agreement, dated March 31, 2000	10-K	4.18	March 16, 2006

4.10	Capital Securities Guarantee Agreement, dated March 31, 2000	10-K	4.19	March 16, 2006

4.11	Description of the Registrant's Securities				X

4.12	Form of 4.15 percent Senior Notes due 2043	8-K	4.2	March 13, 2013

4.13	First Supplemental Indenture dated as of March 13, 2013 to the Indenture dated as of August 1, 1999 among ACE INA Holdings, Inc., as Issuer, ACE Limited, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Successor Trustee	8-K	4.3	March 13, 2013

4.14	Form of 3.150 percent Senior Notes due 2025	8-K	4.1	March 16, 2015

4.15	Form of Global Note for the 3.050% Senior Notes due 2061	8-K	4.3	November 18, 2021

4.16	Form of 3.35 percent Senior Notes due 2026	8-K	4.3	November 3, 2015

4.17	Form of 4.35 percent Senior Notes due 2045	8-K	4.4	November 3, 2015

4.18	First Supplemental Indenture to the Chubb Corp Senior Indenture dated as of January 15, 2016 to the Indenture dated as of October 25, 1989 among ACE INA Holdings, Inc., as Successor Issuer, ACE Limited, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	4.1	January 15, 2016

4.19	Chubb Corp Senior Indenture (incorporated by reference to Exhibit 4(a) to Chubb Corp's Registration Statement on Form S-3 filed on October 27, 1989) (File No. 33-31796)	S-3	4(a)	October 27, 1989

4.20	Chubb Corp Junior Subordinated Indenture (incorporated by reference to Exhibit 4.1 to Chubb Corp's Current Report on Form 8-K filed on March 30, 2007) (File No. 001-08661)	8-K	4.1	March 30, 2007

4.21	Form of 6.80 percent Chubb Corp Debentures due 2031 (incorporated by reference to Exhibit 4(a) to Chubb Corp's Registration Statement on Form S-3 filed on October 27, 1989) (File No. 33-31796)	S-3	4(a)	October 27, 1989

4.22	Form of 6.00 percent Chubb Corp Senior Notes due 2037 (incorporated by reference to Exhibit 4.1 to Chubb Corp's Current Report on Form 8-K filed on May 11, 2007) (File No. 001-08661)	8-K	4.1	May 11, 2007

4.23	Form of 6.50 percent Chubb Corp Senior Notes due 2038 (incorporated by reference to Exhibit 4.2 to Chubb Corp's Current Report on Form 8-K filed on May 6, 2008) (File No. 001-08661)	8-K	4.2	May 6, 2008

4.24	Procedures regarding the registration of shareholders in the share register of Chubb Limited	10-K	4.32	February 28, 2017

4.25	Form of Officer's Certificate related to the 1.550% Senior Notes due 2028 and 2.500% Senior Notes due 2038	8-K	4.1	March 6, 2018

4.26	Form of Global Note for the 1.550% Senior Notes due 2028	8-K	4.2	March 6, 2018

4.27	Form of Global Note for the 2.500% Senior Notes due 2038	8-K	4.3	March 6, 2018

4.28	Form of Officer's Certificate related to the 0.875% Senior Notes due 2027 and 1.400% Senior Notes due 2031	8-K	4.1	June 17, 2019

4.29	Form of Global Note for the 0.875% Senior Notes due 2027	8-K	4.2	June 17, 2019

4.30	Form of Global Note for the 1.400% Senior Notes due 2031	8-K	4.3	June 17, 2019

4.31	Form of Officer’s Certificate related to the 0.300% Senior Notes due 2024 and 0.875% Senior Notes due 2029	8-K	4.1	December 5, 2019

4.32	Form of Global Note for the 0.875% Senior Notes due 2029	8-K	4.3	December 5, 2019

4.33	Form of Officer's Certificate related to the 1.375% Senior Notes due 2030	8-K	4.1	September 17, 2020

4.34	Form of Global Note for the 1.375% Senior Notes due 2030	8-K	4.2	September 17, 2020

4.35	Form of Officer’s Certificate related to the 2.850% Senior Notes due 2051 and the 3.050% Senior Notes due 2061	8-K	4.1	November 18, 2021

4.36	Form of Global Note for the 2.850% Senior Notes due 2051	8-K	4.2	November 18, 2021

4.37	Form of Officer's Certificate related to the 5.000% Senior Notes due 2034	8-K	4.1	March 7, 2024

4.38	Form of Global Note for the 5.000% Senior Notes due 2034	8-K	4.2	March 7, 2024

4.39	Form of Officer's Certificate related to the 4.650% Senior Notes due 2029 and the 5.000% Senior Notes due 2034	8-K	4.1	July 31, 2024

4.40	Form of Global Note for the 4.650% Senior Notes due 2029	8-K	4.2	July 31, 2024

4.41	Form of Global Note for the 5.000% Senior Notes due 2034	8-K	4.3	July 31, 2024

10.1*	Form of Indemnification Agreement between the Company and the directors of the Company, dated August 13, 2015	10-K	10.1	February 26, 2016

10.2	Credit Agreement for $1,000,000,000 Senior Unsecured Letter of Credit Facility, dated as of November 6, 2012, among ACE Limited, and certain subsidiaries and Wells Fargo Bank, National Association as Administrative Agent, the Swingline Bank and an Issuing Bank	10-K	10.13	February 28, 2013

10.3*	Chubb US Deferred Compensation Plan (as amended and restated effective January 1, 2023)	10-K	10.79	February 24, 2023

10.4*	Employment Terms dated December 8, 2020, between Chubb Limited and Peter Enns [personal email removed]	10-K	10.76	February 24, 2022

10.5*	Form of employment agreement between the Company (or subsidiaries of the Company) and executive officers of the Company to allocate a percentage of aggregate salary to the Company (or subsidiaries of the Company)	8-K	10.1	July 16, 2008

10.6*	Outside Directors Compensation Parameters				X

10.7*	Form of Non-Qualified Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.4	October 30, 2013

10.8*	Aircraft Time Sharing Agreement, dated as of September 19, 2022, between Chubb INA Holdings Inc. and Evan G. Greenberg [certain information omitted]	10-Q	10.1	October 28, 2022

10.9*	ACE USA Officer Deferred Compensation Plan (as amended and restated effective January 1, 2011)	10-Q	10.7	October 30, 2013

10.10*	First Amendment to the Amended and Restated ACE USA Officers Deferred Compensation Plan	10-K	10.28	February 25, 2010

10.11*	Form of Swiss Mandatory Retirement Benefit Agreement (for Swiss-employed named executive officers)	10-Q	10.2	May 7, 2010

10.12*	ACE Limited Elective Deferred Compensation Plan (as amended and restated effective January 1, 2011)	10-Q	10.5	October 30, 2013

10.13*	Chubb Limited Clawback Policy	10-K	10.13	February 23, 2024

10.14*	ACE USA Supplemental Employee Retirement Savings Plan (see exhibit 10.6 to Form 10-Q filed with the SEC on May 15, 2000)	10-Q	10.6	May 15, 2000

10.15*	Form of Restricted Stock Unit Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Swiss Executive Management	10-K	10.97	February 23, 2018

10.16*	Form of Restricted Stock Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Swiss Executive Management	10-K	10.96	February 23, 2018

10.17	ACE USA Supplemental Employee Retirement Savings Plan (as amended and restated)	10-K	10.46	February 27, 2009

10.18*	First Amendment to the Amended and Restated ACE USA Supplemental Employee Retirement Savings Plan	10-K	10.39	February 25, 2010

10.19*	The ACE Limited 1995 Outside Directors Plan (as amended through the Seventh Amendment)	10-Q	10.1	August 14, 2003

10.20*	ACE Limited 2004 Long-Term Incentive Plan (as amended through the Fifth Amendment)	8-K	10	May 21, 2010

10.21*	ACE Limited 2004 Long-Term Incentive Plan (as amended through the Sixth Amendment)	8-K	10.1	May 20, 2013

10.22*	Chubb Deferred Stock Unit Plan, as amended and restated	10-Q	10.1	July 26, 2024

10.23*	Director Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.1	November 9, 2009

10.24*	Form of Performance Based Restricted Stock Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Swiss Executive Management	10-Q	10.1	May 2, 2023

10.25*	Form of Performance Based Restricted Stock Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Executive Officers	10-Q	10.2	May 2, 2023

10.26*	Chubb Limited 2016 Long-Term Incentive Plan, as amended and restated	8-K	10.1	May 24, 2021

10.27*	Form of Incentive Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.3	October 30, 2013

10.28*	Pension Excess Benefit Plan of The Chubb Corporation	10-K	10.77	February 25, 2021

10.29*	Amendments to the Chubb U.S. Supplemental Employee Retirement Plan, the Chubb U.S. Deferred Compensation Plan, and Pension Excess Benefit Plan of The Chubb Corporation (December 16, 2020)	10-K	10.81	February 25, 2021

10.30*	Amendment No. 2 to the Pension Excess Benefit Plan of The Chubb Corporation	10-K	10.78	February 25, 2021

10.31*	Amendment No. 3 to the Pension Excess Benefit Plan of The Chubb Corporation	10-K	10.79	February 25, 2021

10.32*	Amendment No. 4 to the Pension Excess Benefit Plan of The Chubb Corporation	10-K	10.80	February 25, 2021

10.33*	Form of Restricted Stock Unit Award Terms (for outside directors) under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.2	November 7, 2007

10.34*	Form of Restricted Stock Unit Award Terms (for outside directors) under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.2	August 7, 2009

10.35*	Amendments to the Chubb U.S. Supplemental Employee Retirement Plan and the Chubb U.S. Deferred Compensation Plan (December 31, 2024)				X

10.36*	The Chubb Corporation Key Employee Deferred Compensation Plan (2005)	8-K	10.9	March 9, 2005

10.37*	Amendment One to The Chubb Corporation Key Employee Deferred Compensation Plan (2005)	8-K	10.1	September 12, 2005

10.38*	Amendment No. 2 to The Chubb Corporation Key Employee Deferred Compensation Plan (2005)	10-K	10.20	March 2, 2009

10.39*	Amendment No. 3 to The Chubb Corporation Key Employee Deferred Compensation Plan (2005)	10-K	10.32	February 28, 2013

10.40*	Form of Incentive Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan for Swiss Executive Management	10-K	10.71	February 27, 2015

10.41*	Form of Non-Qualified Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan for Swiss Executive Management	10-K	10.72	February 27, 2015

10.42*	Form of Executive Management Non-Competition Agreement	10-Q	10.1	July 28, 2023

10.43*	Commitment Increase Agreement to increase the credit capacity under the Credit Agreement originally entered into on November 6, 2012 to $1,500,000,000 under the Senior Unsecured Letter of Credit Facility, dated as of December 11, 2015, among ACE Limited, and certain subsidiaries, and Wells Fargo Bank, National Association as Administrative Agent, the Swingline Bank and an Issuing Bank	10-K	10.72	February 26, 2016

10.44*	Form of Non-Qualified Stock Option Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Swiss Executive Management	10-K	10.95	February 23, 2018

10.45*	Form of Incentive Stock Option Terms under the Chubb Limited 2016 Long-Term Incentive Plan	10-Q	10.2	August 5, 2016

10.46*	Form of Restricted Stock Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan	10-Q	10.3	August 5, 2016

10.47*	Form of Restricted Stock Unit Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan	10-Q	10.4	August 5, 2016

10.48*	Form of Non-Qualified Stock Option Terms under the Chubb Limited 2016 Long-Term Incentive Plan	10-Q	10.5	August 5, 2016

10.49*	Form of Incentive Stock Option Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Swiss Executive Management	10-Q	10.6	August 5, 2016

10.50*	Form of Non-Qualified Stock Option Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Swiss Executive Management	10-Q	10.9	August 5, 2016

10.51*	Chubb Limited Employee Stock Purchase Plan, as amended and restated	8-K	10.1	May 16, 2024

10.52*	Director Restricted Stock Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan	10-Q	10.1	August 3, 2017

10.53	Amended and Restated Credit Agreement for $1,000,000,000 Senior Unsecured Letter of Credit Facility, dated as of October 25, 2017, among Chubb Limited, and certain subsidiaries and Wells Fargo Bank, National Association as Administrative Agent, the Swingline Bank and an Issuing Bank	10-K	10.88	February 23, 2018

10.54	Second Amended and Restated Credit Agreement for $3,000,000,000 Senior Unsecured Letter of Credit Facility, dated as of October 6, 2022, among Chubb Limited, and certain subsidiaries and Wells Fargo Bank, National Association as Administrative Agent, the Swingline Bank and an Issuing Bank	10-K	10.56	February 24, 2022

10.55*	Form of Incentive Stock Option Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Executive Officers	10-K	10.89	February 23, 2018

10.56*	Form of Restricted Stock Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Executive Officers	10-K	10.90	February 23, 2018

10.57*	Form of Non-Qualified Stock Option Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Executive Officers	10-K	10.92	February 23, 2018

10.58*	Form of Restricted Stock Unit Award Terms under the Chubb Limited 2016 Long-Term Plan for Executive Officers	10-K	10.93	February 23, 2018

10.59*	Form of Incentive Stock Option Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Swiss Executive Management	10-K	10.94	February 23, 2018

10.60*	Form of Performance Based Restricted Stock Unit Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Swiss Executive Management	10-Q	10.1	April 26, 2024

10.61*	Form of Performance Based Restricted Stock Unit Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Executive Officers	10-Q	10.2	April 26, 2024

10.62*	Form of Restricted Stock Unit Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Executive Officers	10-Q	10.3	April 26, 2024

10.63*	Deferred Compensation Plan amendments, effective January 1, 2009	10-K	10.40	February 27, 2009

19	Global Restrictions on Insider Trading and Trading Chubb Securities Policy				X

21.1	Subsidiaries of the Company				X

22.1	Guaranteed Securities				X

23.1	Consent of Independent Registered Public Accounting Firm				X

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

97.1*	Chubb Limited Erroneously Awarded Incentive-Based Compensation Recovery Policy	10-K	97.1	February 23, 2024

97.2*	Chubb INA Holdings Inc. Erroneously Awarded Incentive-Based Compensation Recovery Policy	10-K	97.2	February 23, 2024

101	The following financial information from Chubb Limited's Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets at December 31, 2024 and 2023; (ii) Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2024, 2023, and 2022; (iii) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2024, 2023, and 2022; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022; and (v) Notes to the Consolidated Financial Statements				X

104	The Cover Page Interactive Data File formatted in Inline XBRL (The cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101)

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
February 27, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Evan G. Greenberg	Chairman, Chief Executive Officer, and Director	February 27, 2025
Evan G. Greenberg

/s/ Peter C. Enns	Executive Vice President and Chief Financial Officer	February 27, 2025
Peter C. Enns	(Principal Financial Officer)

/s/ George F. Ohsiek	Chief Accounting Officer	February 27, 2025
George F. Ohsiek	(Principal Accounting Officer)

/s/ Michael G. Atieh	Director	February 27, 2025
Michael G. Atieh

/s/ Nancy K. Buese	Director	February 27, 2025
Nancy K. Buese

/s/ Sheila P. Burke	Director	February 27, 2025
Sheila P. Burke

/s/ Nelson J. Chai	Director	February 27, 2025
Nelson J. Chai

/s/ Michael P. Connors	Director	February 27, 2025
Michael P. Connors

/s/ Michael L. Corbat	Director	February 27, 2025
Michael L. Corbat

/s/ Robert J. Hugin	Director	February 27, 2025
Robert J. Hugin

/s/ Robert W. Scully	Director	February 27, 2025
Robert W. Scully

/s/ Theodore E. Shasta	Director	February 27, 2025
Theodore E. Shasta

/s/ David H. Sidwell	Director	February 27, 2025
David H. Sidwell

/s/ Olivier Steimer	Director	February 27, 2025
Olivier Steimer

/s/ Frances F. Townsend	Director	February 27, 2025
Frances F. Townsend

CHUBB LIMITED AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

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

As of December 31, 2024, management has evaluated the effectiveness of Chubb's internal control over financial reporting based on the criteria for effective-internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management has concluded that Chubb's internal control over financial reporting was effective as of December 31, 2024.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements of Chubb included in this Annual Report, has issued a report on the effectiveness of Chubb's internal controls over financial reporting as of December 31, 2024. The report, which expresses an unqualified opinion on the effectiveness of Chubb's internal control over financial reporting as of December 31, 2024, is included in this Item under “Report of Independent Registered Public Accounting Firm” and follows this statement.

/s/ Evan G. Greenberg	/s/ Peter C. Enns
Evan G. Greenberg	Peter C. Enns
Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Chubb Limited

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Chubb Limited and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework (2013) issued by the COSO.

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

Valuation of Unpaid Losses and Loss Expenses, Net of Reinsurance

As described in Note 8 to the consolidated financial statements, as of December 31, 2024, the Company’s liability for unpaid losses and loss expenses, net of reinsurance, was $66.3 billion. The majority of the Company’s net unpaid losses and loss expenses arise from the Company’s long-tail casualty business (such as general liability and professional liability), U.S. sourced workers’ compensation, asbestos-related, environmental pollution and other exposures with high estimation uncertainty. The process of establishing loss and loss expense reserves requires the use of estimates and judgments based on circumstances underlying the insured loss at the date of accrual. The judgments involved in projecting the ultimate losses include the use and interpretation of various standard actuarial reserving methods that place reliance on the extrapolation of actual historical data, loss development patterns, industry data, and other benchmarks as appropriate. The reserves for the various product lines each require different qualitative and quantitative assumptions and judgments, including changes in business mix or volume, changes in ceded reinsurance structures, changes in claims handling practices, reported and projected loss trends, inflation, the legal environment, and the terms and conditions of the contracts sold to the Company’s insured parties.

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

/s/	PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 27, 2025

We have served as the Company’s auditor since 1985, which includes periods before the Company became subject to SEC reporting requirements.

CONSOLIDATED BALANCE SHEETS
Chubb Limited and Subsidiaries

(in millions of U.S. dollars, except share and per share data)	December 31, 2024	December 31, 2023
Assets
Investments
Short-term investments, at fair value (amortized cost – $5,143 and $4,551) (includes variable interest entities (VIE) balances of $57 and $217)	$5,142	$4,551
Fixed maturities available-for-sale, at fair value, net of valuation allowance – $70 and $156 (amortized cost – $115,083 and $111,128)	110,363	106,571
Private debt held-for-investment, at amortized cost, net of valuation allowance – $4 and $4	2,628	2,553
Equity securities, at fair value (includes VIE balances of $1,289 and $1,078)	9,151	3,455
Private equities (includes VIE balances of $22 and $21)	14,769	14,078
Other investments (includes VIE balances of $4,538 and $3,773)	8,597	5,527
Total investments	150,650	136,735
Cash, including restricted cash $261 and $172 (includes VIE balances of $114 and $117)	2,549	2,621
Securities lending collateral	1,445	1,299
Accrued investment income	1,160	1,086
Insurance and reinsurance balances receivable, net of valuation allowance – $59 and $53	14,426	13,379
Reinsurance recoverable on losses and loss expenses, net of valuation allowance – $310 and $367	19,777	19,952
Reinsurance recoverable on policy benefits	289	280
Deferred policy acquisition costs	8,358	7,152
Value of business acquired	3,223	3,674
Goodwill	19,579	19,686
Other intangible assets	6,377	6,775
Deferred tax assets	1,603	1,741
Prepaid reinsurance premiums	3,378	3,221
Separate account assets	6,231	5,573
Other assets (includes VIE balances of $26 and $33)	7,503	7,508
Total assets	$246,548	$230,682
Liabilities
Unpaid losses and loss expenses	$84,004	$80,122
Unearned premiums	23,504	22,051
Future policy benefits	16,121	13,888
Market risk benefits	607	771
Policyholders' account balances	8,016	7,462
Separate account liabilities	6,231	5,573
Insurance and reinsurance balances payable	8,121	8,302
Securities lending payable	1,445	1,299
Accounts payable, accrued expenses, and other liabilities (includes VIE balances of $183 and $18)	10,192	8,332
Deferred tax liabilities	1,584	1,555
Repurchase agreements (includes VIE balances of $815 and $1,009)	2,731	2,833
Short-term debt	800	1,460
Long-term debt	14,379	13,035
Hybrid debt	419	308
Total liabilities	178,154	166,991
Commitments and contingencies (refer to Note 14)
Shareholders’ equity
Common Shares (CHF 0.50 par value; 419,625,986 and 431,451,586 shares issued; 400,703,663 and 405,269,637 shares outstanding)	235	241
Common Shares in treasury (18,922,323 and 26,181,949 shares)	(3,524)	(4,400)
Additional paid-in capital	14,393	15,665
Retained earnings	61,561	54,810
Accumulated other comprehensive income (loss) (AOCI)	(8,644)	(6,809)
Total Chubb shareholders' equity	64,021	59,507
Noncontrolling interests (includes VIE balances of $3,459 and $2,705)	4,373	4,184
Total shareholders’ equity	68,394	63,691
Total liabilities and shareholders’ equity	$246,548	$230,682
See accompanying notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Chubb Limited and Subsidiaries

For the years ended December 31, 2024, 2023, and 2022
(in millions of U.S. dollars, except per share data)	2024	2023	2022
Revenues
Net premiums written	$51,468	$47,361	$41,720
Increase in unearned premiums	(1,622)	(1,649)	(1,360)
Net premiums earned	49,846	45,712	40,360
Net investment income	5,930	4,937	3,742
Net realized gains (losses)	117	(607)	(1,085)
Market risk benefits gains (losses)	(140)	(307)	80
Total revenues	55,753	49,735	43,097
Expenses
Losses and loss expenses	26,022	24,100	22,572
Policy benefits (includes remeasurement gains (losses) of $(2), $19, and $3)	4,714	3,628	2,314
Policy acquisition costs	9,102	8,259	7,339
Administrative expenses	4,380	4,007	3,395
Interest expense	741	672	570
Other (income) expense	(1,023)	(836)	89
Amortization of purchased intangibles	323	310	285
Integration expenses	39	69	48
Total expenses	44,298	40,209	36,612
Income before income tax	11,455	9,526	6,485
Income tax expense	1,815	511	1,239
Net income	$9,640	$9,015	$5,246
Net income (loss) attributable to noncontrolling interests	368	(13)	—
Net income attributable to Chubb	$9,272	$9,028	$5,246
Other comprehensive income (loss)
Change in:
Unrealized appreciation (depreciation)	$(251)	$3,448	$(10,578)
Current discount rate on future policy benefits	(701)	84	1,480
Instrument-specific credit risk on market risk benefits	7	2	33
Cumulative foreign currency translation adjustment	(1,177)	(13)	(911)
Other, including postretirement benefit liability adjustment	257	157	(100)
Other comprehensive income (loss), before income tax	(1,865)	3,678	(10,076)
Income tax (expense) benefit related to OCI items	(117)	(317)	965
Other comprehensive income (loss)	(1,982)	3,361	(9,111)
Comprehensive income (loss)	7,658	12,376	(3,865)
Comprehensive income (loss) attributable to noncontrolling interests	221	(28)	—
Comprehensive income (loss) attributable to Chubb	$7,437	$12,404	$(3,865)
Earnings per share
Basic earnings per share attributable to Chubb	$22.94	$21.97	$12.50
Diluted earnings per share attributable to Chubb	$22.70	$21.80	$12.39
See accompanying notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Chubb Limited and Subsidiaries

For the years ended December 31, 2024, 2023, and 2022
(in millions of U.S. dollars)	2024	2023	2022
Common Shares
Balance – beginning of year	$241	$10,346	$10,985
Par value reduction	—	(9,759)	—
Cancellation of treasury shares	(6)	(346)	(639)
Balance – end of year	235	241	10,346
Common Shares in treasury
Balance – beginning of year	(4,400)	(5,113)	(7,464)
Common Shares repurchased	(2,024)	(2,478)	(3,014)
Cancellation of treasury shares	2,527	2,869	4,983
Net shares issued under employee share-based compensation plans	373	322	382
Balance – end of year	(3,524)	(4,400)	(5,113)
Additional paid-in capital
Balance – beginning of year	15,665	7,166	8,478
Net shares issued under employee share-based compensation plans	(124)	(192)	(173)
Exercise of stock options	(23)	(20)	(43)
Share-based compensation expense	361	322	283
Par value reduction	—	9,759	—
Net increase (decrease) due to acquisitions	(31)	31	—
Funding of dividends declared to Retained earnings	(1,455)	(1,401)	(1,379)
Balance – end of year	14,393	15,665	7,166
Retained earnings
Balance – beginning of year	54,810	48,305	47,403
Net income attributable to Chubb	9,272	9,028	5,246
Cancellation of treasury shares	(2,521)	(2,523)	(4,344)
Funding of dividends declared from Additional paid-in capital	1,455	1,401	1,379
Dividends declared on Common Shares	(1,455)	(1,401)	(1,379)
Balance – end of year	61,561	54,810	48,305
Accumulated other comprehensive income (loss) (AOCI)
Balance – beginning of year	(6,809)	(10,185)	(1,074)
Other comprehensive income (loss)	(1,835)	3,376	(9,111)
Balance – end of year	(8,644)	(6,809)	(10,185)
Total Chubb shareholders’ equity	$64,021	$59,507	$50,519
Noncontrolling interests
Balance – beginning of year	$4,184	$—	$—
Net increase (decrease) due to consolidation, deconsolidation, and other transactions	(26)	4,212	—
Net income (loss) attributable to noncontrolling interests	368	(13)	—
Other comprehensive loss attributable to noncontrolling interests	(147)	(15)	—
Other	(6)	—	—
Balance – end of year	$4,373	$4,184	$—
Total shareholders' equity	$68,394	$63,691	$50,519
See accompanying notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
Chubb Limited and Subsidiaries

For the years ended December 31, 2024, 2023, and 2022
(in millions of U.S. dollars)	2024	2023	2022
Cash flows from operating activities
Net income	$9,640	$9,015	$5,246
Adjustments to reconcile net income to net cash flows from operating activities
Net realized (gains) losses	(117)	607	1,085
Market risk benefits (gains) losses	140	307	(80)
Amortization of premiums (discounts) on fixed maturities	(367)	(148)	189
Amortization of purchased intangibles	323	310	285
Equity in net income of partially-owned entities	(967)	(867)	(1)
Deferred income taxes	96	(1,124)	318
Unpaid losses and loss expenses	4,567	3,470	4,259
Unearned premiums	1,805	1,377	1,435
Future policy benefits	1,841	848	333
Insurance and reinsurance balances payable	(105)	(155)	446
Accounts payable, accrued expenses, and other liabilities	342	(735)	(68)
Income taxes	69	128	(149)
Insurance and reinsurance balances receivable	(1,278)	(1,072)	(696)
Reinsurance recoverable	(30)	(498)	(1,737)
Deferred policy acquisition costs	(1,429)	(1,100)	(396)
Net sales of investments by consolidated investment products	278	450	—
Other	1,374	1,819	789
Net cash flows from operating activities	16,182	12,632	11,258
Cash flows from investing activities
Purchases of fixed maturities available-for-sale	(33,759)	(28,672)	(27,844)
Purchases of fixed maturities held-to-maturity	—	(208)	(618)
Purchases of equity securities	(4,333)	(1,395)	(895)
Sales of fixed maturities available-for-sale	12,815	14,593	16,855
Sales of equity securities	2,996	1,084	4,615
Maturities and redemptions of fixed maturities available-for-sale	10,810	7,026	9,415
Maturities and redemptions of fixed maturities held-to-maturity	—	708	1,712
Net change in short-term investments	(763)	1,169	(1,452)
Net derivative instruments settlements	(93)	(153)	(84)
Private equity contributions	(1,070)	(2,024)	(2,649)
Private equity distributions	1,397	1,164	1,017
Acquisition of subsidiaries (net of cash acquired of nil, $560, and $366)	(538)	(34)	(5,166)
Net consolidations (deconsolidations) of consolidated investment products	27	(17)	—
Other	(1,412)	(889)	(560)
Net cash flows used for investing activities	(13,923)	(7,648)	(5,654)
Cash flows from financing activities
Dividends paid on Common Shares	(1,436)	(1,394)	(1,375)
Common Shares repurchased	(1,801)	(2,411)	(2,894)
Proceeds from issuance of long-term debt	2,408	—	—
Proceeds from issuance of repurchase agreements	4,505	4,984	4,510
Repayment of long-term debt	(1,437)	(475)	(1,000)
Repayment of repurchase agreements	(4,822)	(4,728)	(4,508)
Proceeds from share-based compensation plans	356	212	264
Policyholder contract deposits	1,024	645	488
Policyholder contract withdrawals	(709)	(458)	(521)
Third-party capital invested into consolidated investment products	1,614	126	—
Third-party capital distributed by consolidated investment products	(1,621)	(745)	—
Other	(262)	(245)	(106)
Net cash flows used for financing activities	(2,181)	(4,489)	(5,142)
Effect of foreign currency rate changes on cash and restricted cash	(150)	(1)	(146)
Net increase (decrease) in cash and restricted cash	(72)	494	316
Cash and restricted cash – beginning of year	2,621	2,127	1,811
Cash and restricted cash – end of year	$2,549	$2,621	$2,127
Supplemental cash flow information
Taxes paid	$1,662	$1,465	$1,242
Interest paid	$599	$553	$552
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

On July 1, 2023, Chubb discontinued equity method accounting for its investment in Huatai Group upon obtaining a controlling interest and applied consolidation accounting. Therefore, effective July 1, 2023, business activity for, and the financial position of, Huatai Group is reported at 100 percent on the Consolidated Financial Statements. At December 31, 2024, and December 31, 2023, our aggregate ownership interest in Huatai Group was approximately 85.5 percent and 76.5 percent, respectively. The relevant amounts attributable to shareholders other than Chubb are reflected in the Consolidated Financial Statements under the captions Noncontrolling interests, Net income (loss) attributable to noncontrolling interests, and Comprehensive income (loss) attributable to noncontrolling interests. Refer to Note 2 for additional information on the acquisition of Huatai Group.

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

Reinsurance premiums assumed are based on information provided by ceding companies supplemented by our own estimates of premium when we have not received ceding company reports. Estimates are reviewed and adjustments are recorded in the period in which they are determined. Premiums are earned over the coverage terms of the related reinsurance contracts and range from one year to three years.

c) Deferred policy acquisition costs (DAC)
Deferred policy acquisition costs consist of commissions (direct and ceded), premium taxes, and certain underwriting costs related directly to the successful acquisition of new or renewal insurance contracts. Amortization is recorded in Policy acquisition costs in the Consolidated statements of operations.

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
•For balances recoverable from reinsurers that are both unrated by a major rating agency and for which management is unable to determine a credible rating equivalent based on a parent, affiliate, or peer company, we determine a rating equivalent based on an analysis of the reinsurer that considers an assessment of the creditworthiness of the particular entity, industry benchmarks, or other factors as considered appropriate. We then apply the applicable default factor for that rating class. For balances recoverable from unrated reinsurers for which the ceded reserve is below a certain threshold, we generally apply a default factor of 11.2 percent, consistent with published statistics of a major rating agency;
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

f) Investments
Fixed maturities, equity securities, and short-term investments
Fixed maturities are primarily classified as available-for-sale (AFS) and are reported at fair value, net of a valuation allowance for credit losses, with changes in fair value recorded as a separate component of AOCI in Shareholders' equity.

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

For mortgage-backed securities and any other holdings for which there is a prepayment risk, prepayment assumptions are evaluated and revised, as necessary. Any adjustments required due to the resultant change in effective yields and maturities are recognized prospectively. Prepayment fees or call premiums that are only payable when a security is called prior to its maturity are earned when received and reflected in Net investment income.

Valuation allowance for fixed income securities
Management evaluates expected credit losses (ECL) for AFS securities when fair value is below amortized cost. AFS securities are evaluated for potential credit loss on an individual security level, but the evaluation may use assumptions consistent with expectations of credit losses for a group of similar securities. If management has the intent to sell or will be required to sell the security before recovery, the entire impairment loss will be recorded through income to Net realized gains and losses. If management does not have the intent to sell or will not be required to sell the security before recovery, an allowance for credit losses is established and is recorded through income to Net realized gains and losses, and the non-credit loss portion is recorded through other comprehensive income.

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

AFS securities that meet any one of the criteria included above will be subject to a discounted cash flow analysis by comparing the present value of expected future cash flows with the amortized cost basis. Projected cash flows are driven primarily by assumptions regarding probability of default and the timing and amount of recoveries associated with defaults. Chubb developed the projected cash flows using market data, issuer-specific information, and credit ratings. In combination with contractual cash flows and the use of historical default and recovery data by Moody's Investors Service (Moody's) rating category, we generate expected cash flows using the average cumulative issuer-weighted global default rates by letter rating.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

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
•A significant deterioration in the value of the collateral has occurred; and
•We have received correspondence from the issuer of the security indicating that it does not intend to pay the contractual principal and interest.
Prior to the transfer of our entire held-to-maturity (HTM) portfolio to the AFS portfolio in 2023, HTM securities were evaluated for potential credit loss on a collective pool basis quarterly. Chubb pooled HTM securities and calculated the current expected credit loss for each pool using Moody's corporate bond default average, corporate bond recovery rate, and an economic cycle multiplier based on the leading economic index adjusted for a forward-looking economic outlook.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Partially-owned investment companies
Partially-owned investment companies are limited partnerships where our ownership interest is in excess of three percent and are accounted for under the equity method because Chubb exerts significant influence. These investments apply investment company accounting to determine operating results, and Chubb retains the investment company accounting in applying the equity method.
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
•Fixed maturities supporting certain participating policy liabilities principally relate to the Huatai investment portfolio. These investments are reported at fair value with changes in fair value recorded through Net realized gains (losses) on the Consolidated statements of operations. We have elected to account for these investments using the fair value option so that changes in fair value of the fixed maturities are recorded in Net realized gains (losses), as opposed to a component within AOCI, to offset corresponding changes in policyholder liabilities within Policy benefits.
•Policy loans are carried at outstanding balance and interest income is reflected in Net investment income.
•Life insurance policies are carried at policy cash surrender value and income is reflected in Other (income) expense.
•Non-qualified separate account assets are supported by assets that do not qualify for separate account reporting under U.S. GAAP and are carried at fair value. Unrealized gains and losses on non-qualified separate account assets are reflected in Other (income) expense.

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

g) Consolidation of Variable interest entities (VIEs)
Chubb consolidates entities in which it has a controlling interest or is a primary beneficiary of a VIE. Huatai's asset management businesses create investment entities known as consolidated investment products which include mutual funds with primary holdings in fixed maturities. While many investors may not be related parties, Huatai invests in these funds at various ownership percentages. We consolidate the VIEs if we are the primary beneficiary, which is generally when we hold an economic interest of 10 percent or more. The consolidation of VIEs requires us to record 100 percent of both the underlying assets and liabilities of the mutual funds within the Consolidated balance sheets as well as the profit and losses within the Consolidated statements of operations. The relevant amounts attributable to investors other than Chubb are reflected as Noncontrolling interests. Purchases and sales of investments by the consolidated VIEs are reported as operating activities on the Consolidated Statements of Cash Flows. Where Huatai's ownership in these consolidated investment products is less than 10 percent, we generally would not expect to be the primary beneficiary of these VIEs and would not consolidate. Our economic risk with respect to each investment in a consolidated investment product is limited to our equity ownership and any uncollected management and performance fees. Refer to Note 3 h) for additional information.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Our syndicated letter of credit facility allows for same day drawings to fund a net pool overdraft should participating Chubb entities overdraw contributed funds from the pool.

Restricted cash
Included in Cash is restricted cash of $261 million and $172 million at December 31, 2024 and 2023, respectively. Restricted cash represents amounts held for the benefit of third parties and is legally or contractually restricted as to withdrawal or usage. Amounts include deposits with U.S. and non-U.S. regulatory authorities, trust funds set up for the benefit of ceding companies, and amounts pledged as collateral to meet financing arrangements.

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

Also included in Unpaid losses and loss expenses is the fair value adjustment of $60 million and $62 million at December 31, 2024 and 2023, respectively, principally related to Chubb Corp’s historical unpaid losses and loss expenses. The estimated fair value consists of the present value of the expected net unpaid loss and loss adjustment expense payments adjusted for an estimated risk margin. The estimated cash flows are discounted at a risk-free rate. The estimated risk margin varies based on the inherent risks associated with each type of reserve. The fair value is amortized through Amortization of purchased intangibles on the Consolidated statements of operations based on the estimated payout patterns of unpaid loss and loss expenses at the acquisition date.

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

The liability is adjusted for differences between actual and expected experience. With the exception of the expense assumption, we review our future cash flow assumptions at least annually to determine if the net premium ratio (NPR), the mechanism to record the liability as premium is earned, should be changed at that time. We have elected to use expense assumptions that are locked in at contract inception and are not subsequently reviewed or updated. Each quarter, we update the cash flows expected over the entire life of each cohort for actual historical experience and projected future cash flows. These updated cash flows are used to calculate the revised NPR, which is used to derive an updated FPBL as of the beginning of the current reporting period, discounted at the original contract issuance discount rate. This amount is then compared to the carrying amount of the liability as of that same date, but before the updating of cash flow assumptions, to determine the current period change in FPBL. This current period change in the liability is the remeasurement gain or loss and is recorded in Policy benefits in the Consolidated statements of operations. In subsequent periods, the revised NPR is used to record the FPBL until future revisions become required.

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

n) Separate accounts
Separate account assets represent segregated funds where investment risks are borne by the customers, except to the extent of certain guarantees made by Chubb. Separate account liabilities primarily represent the policyholders’ account balances in separate account assets and are equal and offsetting to total separate account assets. The assets of each account are legally segregated and are not subject to claims that arise out of any Chubb’s business. Mortality, policy administration and surrender charges assessed against the accounts are included in Net premiums earned on the Consolidated statements of operations. The related investment performance of the separate account assets (including interest, dividends, realized gains and losses, and changes in unrealized gains and losses) generally accrue to the policyholders and are not included in our Consolidated statements of operations. Fees charged against the separate accounts are deferred and recorded as unearned revenue liabilities within Policyholders’ account balances on the Consolidated balance sheets until they are earned within Net premiums earned on the Consolidated statements of operations. Refer to section o) Policyholders’ account balances, below.

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

p) Property and equipment
Property and equipment used in operations are capitalized and carried at cost less accumulated depreciation and are reported within Other assets in the Consolidated balance sheets. At December 31, 2024, property and equipment totaled $3.1 billion, consisting principally of capitalized software costs of $1.9 billion incurred to develop or obtain computer software for internal use and company-owned facilities of $431 million. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. For capitalized software, the estimated useful life is generally three years to five years (for security and analytics systems), but can be as long as 15 years (for systems of record such as our general ledger and processing systems such as our policy administration systems). For company-owned facilities the estimated useful life is 40 years. At December 31, 2023, property and equipment totaled $2.9 billion.

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

r) Administrative expenses
Administrative expenses generally include all operating costs other than policy acquisition costs. The North America Commercial P&C Insurance segment manages and uses an in-house third-party claims administrator, ESIS Inc. (ESIS). ESIS performs claims management and risk control services for domestic and international organizations that self-insure P&C exposures as well as internal P&C exposures. The net operating income (loss) of ESIS is included within Administrative expenses in the Consolidated statements of operations and was $7 million, $(2) million, and $12 million for the years ended December 31, 2024, 2023, and 2022, respectively.

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

Chubb's policy for releasing income tax effects from AOCI is to release them as investments are sold or mature and as pension and postretirement benefit liabilities are extinguished. Refer to Note 12 for additional information.

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

w) Integration expenses
Direct costs related to business combinations, principally Cigna's business in Asia, were expensed as incurred. Integration expenses were $39 million, $69 million, and $48 million for the years ended December 31, 2024, 2023, and 2022, respectively, and include all internal and external costs directly related to the integration activities. These expenses principally

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

consisted of third-party consulting fees, employee-related retention costs, and other professional and legal fees related to the acquisition.

x) New accounting pronouncements

Accounting guidance adopted in 2024
Improvements to Reportable Segment Disclosures
In November 2023, the Financial Accounting Standards Board (FASB) issued guidance that requires expanded reportable segment disclosures, primarily related to significant segment expenses which are regularly provided to the chief operating decision maker. We retrospectively adopted this disclosure-only guidance for our annual 2024 reporting, and modified the presentation of our segment financial information disclosure. Refer to Note 19 for additional information.

Accounting guidance not yet adopted
Improvements to Income Tax Disclosures
In December 2023, the FASB issued guidance that requires expanded income tax disclosures, including the disaggregation of existing disclosures related to the tax rate reconciliation and income taxes paid. The guidance is effective for our 2025 annual reporting. Prospective application is required, with retrospective application permitted. We are evaluating the impact of this disclosure-only requirement.

Disaggregation of Income Statement Expenses
In November 2024, the FASB issued guidance that requires disclosure of specified information about certain costs and expenses in the notes to the financial statements. The guidance is effective for our 2027 annual reporting, and interim reporting periods beginning in 2028. Prospective application is required, with retrospective application permitted. We are evaluating the impact of this disclosure-only requirement.

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

On July 1, 2023, Chubb further advanced our goal of greater product, customer, and geographical diversification by obtaining a controlling interest in our investment in Huatai Group, as we increased ownership interest from approximately 64.2 percent to approximately 69.6 percent. At that time, Chubb discontinued the equity method of accounting and applied consolidation accounting. Accordingly, Chubb remeasured the 64.2 percent equity method investment to its fair value of $4.1 billion as of July 1, 2023, resulting in a one-time realized gain of $763 million after-tax, reflecting the remeasurement of the previously held equity interest's historical carrying value to fair value. There was also a net realized and unrealized loss of $17 million after-tax reflecting the write-off of AOCI loss balances accumulated while under equity method accounting of $611 million with an offset to realized loss of $628 million.

In the first quarter of 2024, we closed on incremental ownership interests of approximately 9.0 percent for $555 million, $319 million of which was paid prior to 2024, and $236 million of which was paid in 2024. Our aggregate ownership interest in Huatai Group was approximately 85.5 percent as of December 31, 2024. In the fourth quarter of 2024, we entered into an agreement to purchase approximately 1.0 percent of incremental ownership interests. Chubb has total outstanding agreements for approximately 1.6 percent of incremental ownership interests, pending completion of certain closing conditions.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The purchase price allocation to intangible assets recorded in connection with the Huatai Group acquisition and their related useful lives at July 1, 2023, are as follows:

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

Pro forma:	For the Year Ended December 31
(in millions of U.S. dollars)	2022
Net premiums earned	$41,884
Total revenues	$44,605
Net income	$5,533

3. Investments

a) Fixed maturities

December 31, 2024	Amortized Cost	Valuation Allowance	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
(in millions of U.S. dollars)
Available-for-sale
U.S. Treasury / Agency	$2,498	$—	$3	$(160)	$2,341
Non-U.S.	36,311	(23)	753	(1,203)	35,838
Corporate and asset-backed securities	45,231	(47)	287	(2,264)	43,207
Mortgage-backed securities	29,158	—	69	(1,979)	27,248
Municipal	1,885	—	7	(163)	1,729
	$115,083	$(70)	$1,119	$(5,769)	$110,363

December 31, 2023	Amortized Cost	Valuation Allowance	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
(in millions of U.S. dollars)
Available-for-sale
U.S. Treasury / Agency	$3,721	$—	$13	$(144)	$3,590
Non-U.S.	35,918	(49)	592	(1,297)	35,164
Corporate and asset-backed securities	44,695	(104)	390	(2,151)	42,830
Mortgage-backed securities	23,720	(3)	143	(1,802)	22,058
Municipal	3,074	—	10	(155)	2,929
	$111,128	$(156)	$1,148	$(5,549)	$106,571

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following table presents fixed maturities by contractual maturity:

			December 31
		2024		2023
(in millions of U.S. dollars)	Net Carrying Value	Fair Value	Net Carrying Value	Fair Value
Available-for-sale
Due in 1 year or less	$4,507	$4,507	$4,729	$4,729
Due after 1 year through 5 years	33,446	33,446	33,573	33,573
Due after 5 years through 10 years	26,901	26,901	28,480	28,480
Due after 10 years	18,261	18,261	17,731	17,731
	83,115	83,115	84,513	84,513
Mortgage-backed securities	27,248	27,248	22,058	22,058
	$110,363	$110,363	$106,571	$106,571

Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

b) Gross unrealized loss
Fixed maturities in an unrealized loss position at December 31, 2024 and 2023 comprised both investment grade and below investment grade securities for which fair value declined, principally due to rising interest rates since the date of purchase.

The following tables present, for available-for-sale (AFS) fixed maturities in an unrealized loss position (including securities on loan) that are not deemed to have expected credit losses, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	0 – 12 Months		Over 12 Months		Total
December 31, 2024	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. Treasury / Agency	$418	$(7)	$1,477	$(153)	$1,895	$(160)
Non-U.S.	6,630	(138)	12,023	(874)	18,653	(1,012)
Corporate and asset-backed securities	10,069	(194)	13,290	(1,259)	23,359	(1,453)
Mortgage-backed securities	10,490	(170)	11,987	(1,794)	22,477	(1,964)
Municipal	349	(9)	1,012	(150)	1,361	(159)
Total AFS fixed maturities	$27,956	$(518)	$39,789	$(4,230)	$67,745	$(4,748)

	0 – 12 Months		Over 12 Months		Total
December 31, 2023	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. Treasury / Agency	$463	$(9)	$2,504	$(135)	$2,967	$(144)
Non-U.S.	2,464	(43)	15,971	(957)	18,435	(1,000)
Corporate and asset-backed securities	2,866	(51)	20,334	(1,194)	23,200	(1,245)
Mortgage-backed securities	1,659	(58)	13,831	(1,706)	15,490	(1,764)
Municipal	1,117	(15)	1,310	(137)	2,427	(152)
Total AFS fixed maturities	$8,569	$(176)	$53,950	$(4,129)	$62,519	$(4,305)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following table presents a roll-forward of valuation allowance for expected credit losses on fixed maturities:

	Year Ended December 31
(in millions of U.S. dollars)	2024	2023
Available-for-sale
Valuation allowance for expected credit losses - beginning of year	$156	$169
Provision for expected credit loss	118	214
Write-offs charged against the expected credit loss	(6)	(5)
Recovery of expected credit loss	(198)	(222)
Valuation allowance for expected credit losses - end of year	$70	$156
Held-to-maturity
Valuation allowance for expected credit losses - beginning of year	$—	$34
Recovery of expected credit loss	—	(34)
Valuation allowance for expected credit losses - end of year	$—	$—
Private debt held-for-investment
Valuation allowance for expected credit losses - beginning of year	$4	$—
Provision for expected credit loss	2	4
Recovery of expected credit loss	(2)	—
Valuation allowance for expected credit losses - end of year	$4	$4
c) Net realized gains (losses)

The following table presents the components of net realized gains (losses) and the change in net unrealized appreciation (depreciation) of investments:

	Year Ended December 31
(in millions of U.S. dollars)	2024	2023	2022
Fixed maturities:
Gross realized gains	$132	$208	$619
Gross realized losses	(535)	(656)	(1,379)
Other investments - Fixed maturities (2)	602	(12)	—
Net (provision for) recovery of expected credit losses	86	43	(154)
Impairment (1)	(94)	(64)	(135)
Total fixed maturities	191	(481)	(1,049)
Equity securities (2)	194	(38)	(230)
Private equities (less than 3 percent ownership)	124	70	(31)
Foreign exchange	(223)	(183)	397
Investment and embedded derivative instruments	(189)	(53)	(43)
Other derivative instruments	(4)	(10)	(11)
Other	24	88	(118)
Net realized gains (losses) (pre-tax)	$117	$(607)	$(1,085)

Change in net unrealized appreciation (depreciation) on investments (pre-tax):
Fixed maturities available-for-sale	$(251)	$3,563	$(10,583)
Fixed maturities held-to-maturity	—	(125)	(15)
Other	—	10	20
Income tax (expense) benefit	(110)	(328)	1,043
Change in net unrealized appreciation (depreciation) on investments (after-tax)	$(361)	$3,120	$(9,535)
(1)Relates to certain securities we intended to sell and securities written to market entering default.
(2)In 2024, Other investments - Fixed maturities and Equity securities includes $275 million and $(22) million, respectively, of realized gains (losses) related to investments measured under the fair value option.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Realized gains and losses from Other investments, Equity securities and Private equities from the table above include sales of securities and unrealized gains and losses from fair value changes as follows:

	Year Ended December 31, 2024
(in millions of U.S. dollars)	Other Investments	Equity Securities	Private Equities	Total
Net gains (losses) recognized during the period	$602	$194	$124	$920
Less: Net gains (losses) recognized from sales of securities	4	25	—	29
Unrealized gains (losses) recognized for securities still held at reporting date	$598	$169	$124	$891

	Year Ended December 31, 2023
(in millions of U.S. dollars)	Other Investments	Equity Securities	Private Equities	Total
Net gains (losses) recognized during the period	$(12)	$(38)	$70	$20
Less: Net gains (losses) recognized from sales of securities	—	(68)	—	(68)
Unrealized gains (losses) recognized for securities still held at reporting date	$(12)	$30	$70	$88

	Year Ended December 31, 2022
(in millions of U.S. dollars)	Equity Securities	Private Equities	Total
Net gains (losses) recognized during the period	$(230)	$(31)	$(261)
Less: Net gains (losses) recognized from sales of securities	409	—	409
Unrealized gains (losses) recognized for securities still held at reporting date	$(639)	$(31)	$(670)
d) Other investments

	December 31
(in millions of U.S. dollars)	2024	2023
Fixed maturities (1) (2)	$6,265	$3,773
Life insurance policies	518	463
Policy loans	941	651
Non-qualified separate account assets (3)	256	258
Other	617	382
Total	$8,597	$5,527
(1)Includes fixed maturities related to consolidated VIEs of $4.6 billion and $3.8 billion at December 31, 2024 and 2023, respectively. Refer to Note 1 g) to the Consolidated Financial Statements for additional information on the consolidation of VIEs.
(2)2024 includes $1.7 billion of fixed maturities measured at fair value under the fair value option.
(3)Non-qualified separate account assets comprise mutual funds, supported by assets that do not qualify for separate account reporting under U.S. GAAP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

e) Private equities
Private equities include investment funds, limited partnerships and partially-owned investment companies measured at fair value using net asset value (NAV) as a practical expedient. The following table presents, by investment category, the expected liquidation period, fair value, and maximum future funding commitments for private equities:

				December 31
	Expected Liquidation Period of Underlying Assets	2024		2023
(in millions of U.S. dollars)		Fair Value	Maximum Future Funding Commitments	Fair Value	Maximum Future Funding Commitments
Financial	2 to 10 Years	$1,265	$281	$1,241	$364
Real assets	2 to 13 Years	1,974	547	2,137	445
Distressed	2 to 8 Years	1,257	679	1,206	936
Private credit	3 to 8 Years	295	285	331	298
Traditional	2 to 14 Years	9,674	4,650	8,873	4,167
Vintage	1 to 3 Years	64	—	72	—
Investment funds	Not Applicable	240	—	218	—
		$14,769	$6,442	$14,078	$6,210

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

f) Net investment income

	Year Ended December 31
(in millions of U.S. dollars)	2024	2023	2022
Fixed maturities (1)	$5,535	$4,619	$3,594
Short-term investments	181	199	81
Other interest income	80	69	42
Equity securities	125	119	99
Private equities (less than 3 percent ownership)	112	55	63
Other investments	103	71	41
Gross investment income (1)	6,136	5,132	3,920
Investment expenses	(206)	(195)	(178)
Net investment income (1)	$5,930	$4,937	$3,742
(1) Includes amortization expense related to fair value adjustment of acquired invested assets	$(16)	$(21)	$(41)

g) Restricted assets
Chubb is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutory regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. Chubb is also required to restrict assets pledged under repurchase agreements, which represent Chubb's agreement to sell securities and repurchase them at a future date for a predetermined price. We use trust funds in certain large reinsurance transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit (LOC) requirements. We have investments in segregated portfolios primarily to provide collateral or guarantees for LOC and derivative transactions. Included in restricted assets are investments, primarily fixed maturities, totaling $17,945 million and $18,242 million, and cash of $261 million and $172 million, at December 31, 2024 and 2023, respectively.
The following table presents the components of restricted assets:

		December 31
(in millions of U.S. dollars)	2024	2023
Trust funds	$8,170	$8,482
Assets pledged under repurchase agreements	2,890	2,924
Deposits with U.S. regulatory authorities	2,487	2,544
Deposits with non-U.S. regulatory authorities and other	4,659	4,464
Total	$18,206	$18,414

h) Variable interest entities (VIEs)
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
Unconsolidated VIEs
In December 2024, we contributed $5.0 billion of fixed maturity securities and cash to a reserved alternative investment fund (Fund) sponsored and managed by a third-party investment fund manager. At the time of the contribution, the fixed maturities

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

had a fair value of $4.2 billion, resulting in a realized loss of $149 million, pre-tax. The contribution of fixed maturity securities represents a non-cash investing activity and does not impact the Consolidated statements of cash flows.

The Fund is a variable interest entity; however, Chubb is not the primary beneficiary and does not consolidate the Fund because Chubb does not receive substantially all the risks and returns of the Fund. The carrying value of this investment at December 31, 2024, was $5.0 billion, which approximates our maximum risk of loss. We have elected to account for this investment using the fair value option, classified as Equity securities on the Consolidated balance sheets. We elected the fair value option so that changes in fair value of the Fund are recorded in Net realized gains (losses) and dividends from the Fund are recorded as Net investment income when declared on the Consolidated statements of operations.

We also do not consolidate sponsored investment products where we have determined that we are not the primary beneficiary. The carrying value of these investments at December 31, 2024 and 2023, was $97 million and $153 million, respectively, and our maximum risk of loss approximates the carrying amount. These investments are classified within Equity securities on the Consolidated balance sheets.
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

Fixed maturities
We use pricing services to estimate fair value measurements for the majority of our fixed maturities. The pricing services use market quotations for fixed maturities that have quoted prices in active markets; such securities are classified within Level 1. For fixed maturities other than U.S. Treasury securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements using their pricing applications or pricing models, which include available relevant market information, benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. Additional valuation factors that can be considered are nominal spreads, dollar basis, and liquidity adjustments. The pricing services evaluate each asset class based on relevant market and credit information, perceived market movements, and sector news. The market inputs used in the pricing evaluation, listed in the approximate order of priority include: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, and industry and economic events. The extent of the use of each input is dependent on the asset class and the market conditions. Given the asset class, the priority of the use of inputs may change, or some market inputs may not be relevant. Additionally, fixed maturities valuation is more subjective when markets are less liquid due to the lack of market-based inputs (i.e., stale pricing) and may require the use

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

of models to be priced. The lack of market-based inputs may increase the potential that an investment's estimated fair value is not reflective of the price at which an actual transaction would occur. The overwhelming majority of fixed maturities are classified within Level 2 because the most significant inputs used in the pricing techniques are observable. For a small number of fixed maturities, we obtain a single broker quote (typically from a market maker). Due to the disclaimers on the quotes that indicate that the price is indicative only, we include these fair value estimates in Level 3.

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

Other derivative instruments
We maintain positions in exchange-traded equity futures contracts designed to limit exposure to a severe equity market decline, which would cause an increase in expected market risk benefits (MRB) claims, and therefore an increase in MRB reserves. Our positions in exchange-traded equity futures contracts are classified within Level 1. The fair value of the majority of the remaining positions in other derivative instruments is based on significant observable inputs including equity security and interest rate indices. Accordingly, these are classified within Level 2. Other derivative instruments are recorded in either Other assets or Accounts payable, accrued expenses, and other liabilities in the Consolidated balance sheets. Chubb also maintains positions in convertible securities that contain embedded derivatives. Convertible securities are recorded in either Fixed maturities available-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

for-sale (FM AFS) or Equity securities (ES) and are classified as either Level 1 or Level 2 depending on the underlying investment.

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
Financial instruments measured at fair value on a recurring basis, by valuation hierarchy

December 31, 2024	Level 1	Level 2	Level 3	Total
(in millions of U.S. dollars)
Assets:
Fixed maturities available-for-sale
U.S. Treasury / Agency	$1,765	$576	$—	$2,341
Non-U.S.	—	35,234	604	35,838
Corporate and asset-backed securities	—	40,316	2,891	43,207
Mortgage-backed securities	—	27,245	3	27,248
Municipal	—	1,729	—	1,729
	1,765	105,100	3,498	110,363
Equity securities (1)	4,053	—	120	4,173
Short-term investments	3,156	1,972	14	5,142
Other investments (2)	573	6,783	—	7,356
Securities lending collateral	—	1,445	—	1,445
Investment derivatives	41	—	—	41
Derivatives designated as hedging instruments	—	146	—	146
Other derivative instruments	35	—	—	35
Separate account assets	6,165	66	—	6,231
Total assets measured at fair value (1) (2) (3)	$15,788	$115,512	$3,632	$134,932
Liabilities:
Investment derivatives	$303	$—	$—	$303
Derivatives designated as hedging instruments	—	116	—	116
Other derivative instruments	—	2	—	2
Market risk benefits (4)	—	—	607	607
Total liabilities measured at fair value	$303	$118	$607	$1,028
(1)Excluded from the table above is a fund of $4,978 million, measured using NAV as a practical expedient.
(2)Excluded from the table above are other investments of $1,241 million, principally policy loans measured using NAV as a practical expedient.
(3)Excluded from the table above are private equities of $14,769 million, measured using NAV as a practical expedient.
(4)Refer to Note 11 for additional information on Market risk benefits.

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
(1)Excluded from the table above are other investments of $702 million, principally policy loans measured using NAV as a practical expedient.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Level 3 financial instruments
The following tables present a reconciliation of the beginning and ending balances of financial instruments measured at fair value using significant unobservable inputs (Level 3). Excluded from the following tables is the reconciliation of Market risk benefits, refer to Note 11 for additional information:

	Available-for-Sale Debt Securities			Equity securities	Short-term investments
Year Ended December 31, 2024	Non-U.S.	Corporate and asset-backed securities	Mortgage-backed securities
(in millions of U.S. dollars)
Balance, beginning of year	$692	$2,622	$7	$87	$3
Transfers into Level 3	2	57	—	—	—
Transfers out of Level 3	(7)	(9)	(54)	—	—
Change in Net Unrealized Gains (Losses) in OCI	7	12	—	—	—
Net Realized Gains (Losses)	(13)	(15)	—	8	—
Purchases	262	1,042	54	43	20
Sales	(99)	(250)	—	(18)	(1)
Settlements	(240)	(568)	(4)	—	(8)
Balance, end of year	$604	$2,891	$3	$120	$14
Net Realized Gains (Losses) Attributable to Changes in Fair Value at the Balance Sheet date	$—	$(3)	$—	$7	$—
Change in Net Unrealized Gains (Losses) included in OCI at the Balance Sheet date	$(2)	$(2)	$—	$—	$(1)

	Available-for-Sale Debt Securities			Equity securities	Short-term investments
Year Ended December 31, 2023	Non-U.S.	Corporate and asset-backed securities	Mortgage-backed securities
(in millions of U.S. dollars)
Balance, beginning of year	$564	$2,449	$11	$90	$3
Transfers into Level 3	21	30	—	—	—
Transfers out of Level 3	(22)	(26)	(15)	—	—
Change in Net Unrealized Gains (Losses) in OCI	13	28	—	—	(1)
Net Realized Gains (Losses)	(4)	(17)	—	(7)	(1)
Purchases	258	681	15	24	5
Sales	(82)	(81)	—	(20)	(3)
Settlements	(56)	(442)	(4)	—	—
Balance, end of year	$692	$2,622	$7	$87	$3
Net Realized Gains (Losses) Attributable to Changes in Fair Value at the Balance Sheet date	$(1)	$(5)	$—	$(7)	$—
Change in Net Unrealized Gains (Losses) included in OCI at the Balance Sheet date	$7	$12	$—	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

	Available-for-Sale Debt Securities				Short-term investments
Year Ended December 31, 2022	Non-U.S.	Corporate and asset-backed securities	Mortgage-backed securities	Equity securities
(in millions of U.S. dollars)
Balance, beginning of year	$633	$2,049	$26	$77	$7
Transfers into Level 3	23	47	—	1	—
Transfers out of Level 3	(23)	(97)	(9)	—	—
Change in Net Unrealized Gains (Losses) in OCI	(53)	(80)	—	—	—
Net Realized Gains (Losses)	(6)	(14)	—	15	(2)
Purchases	156	921	4	9	3
Sales	(59)	(85)	—	(12)	—
Settlements	(107)	(292)	(10)	—	(5)
Balance, end of year	$564	$2,449	$11	$90	$3
Net Realized Gains (Losses) Attributable to Changes in Fair Value at the Balance Sheet date	$(2)	$(9)	$—	$14	$(1)
Change in Net Unrealized Gains (Losses) included in OCI at the Balance Sheet date	$(53)	$(84)	$—	$—	$—

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

Short- and long-term debt, repurchase agreements, and hybrid debt
Where practical, fair values for short-term debt, long-term debt, repurchase agreements, and hybrid debt are estimated using discounted cash flow calculations based principally on observable inputs including incremental borrowing rates, which reflect Chubb’s credit rating, for similar types of borrowings with maturities consistent with those remaining for the debt being valued. Short-term debt, long-term debt, repurchase agreements, and hybrid debt are classified within Level 2 of the valuation hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following tables present fair value, by valuation hierarchy, and carrying value of the financial instruments not measured at fair value:

December 31, 2024	Fair Value				Net Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Private debt held-for-investment	$—	$—	$2,680	$2,680	$2,628
Total assets	$—	$—	$2,680	$2,680	$2,628
Liabilities:
Repurchase agreements	$—	$2,731	$—	$2,731	$2,731
Short-term debt	—	797	—	797	800
Long-term debt	—	12,979	—	12,979	14,379
Hybrid debt	—	479	—	479	419
Total liabilities	$—	$16,986	$—	$16,986	$18,329

December 31, 2023	Fair Value				Net Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Private debt held-for-investment	$—	$—	$2,560	$2,560	$2,553
Total assets	$—	$—	$2,560	$2,560	$2,553
Liabilities:
Repurchase agreements	$—	$2,833	$—	$2,833	$2,833
Short-term debt	—	1,431	—	1,431	1,460
Long-term debt	—	11,924	—	11,924	13,035
Hybrid debt	—	365	—	365	308
Total liabilities	$—	$16,553	$—	$16,553	$17,636

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

	Year Ended December 31
(in millions of U.S. dollars)	2024	2023	2022
Premiums written
Direct	$56,867	$52,969	$47,511
Assumed	5,136	4,557	4,467
Ceded	(10,535)	(10,165)	(10,258)
Net	$51,468	$47,361	$41,720
Premiums earned
Direct	$55,148	$51,582	$46,160
Assumed	4,970	4,289	4,395
Ceded	(10,272)	(10,159)	(10,195)
Net	$49,846	$45,712	$40,360
Ceded losses and loss expenses incurred were $6.5 billion, $7.2 billion, and $6.9 billion for the years ended December 31, 2024, 2023, and 2022, respectively.

b) Reinsurance Recoverable on Ceded Reinsurance

	December 31, 2024		December 31, 2023
(in millions of U.S. dollars)	Net Reinsurance Recoverable (1)	Valuation allowance	Net Reinsurance Recoverable (1)	Valuation allowance
Reinsurance recoverable on unpaid losses and loss expenses	$17,734	$242	$17,884	$285
Reinsurance recoverable on paid losses and loss expenses	2,043	68	2,068	82
Reinsurance recoverable on losses and loss expenses	$19,777	$310	$19,952	$367
Reinsurance recoverable on policy benefits	$289	$—	$280	$—
(1)     Net of valuation allowance for uncollectible reinsurance.

The following table presents a roll-forward of valuation allowance for uncollectible reinsurance related to Reinsurance recoverable on losses and loss expenses:

	Year Ended December 31
(in millions of U.S. dollars)	2024	2023
Valuation allowance for uncollectible reinsurance - beginning of year	$367	$351
Provision for (release of) uncollectible reinsurance	(15)	47
Write-offs charged against the valuation allowance	(41)	(32)
Foreign exchange revaluation	(1)	1
Valuation allowance for uncollectible reinsurance - end of year	$310	$367

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following tables present a listing, at December 31, 2024, of the categories of Chubb's reinsurers:

December 31, 2024	Gross Reinsurance Recoverable on Losses and Loss Expenses	Valuation allowance for Uncollectible Reinsurance	% of Gross Reinsurance Recoverable
(in millions of U.S. dollars, except for percentages)
Categories
Largest reinsurers	$10,278	$116	1.1%
Other reinsurers rated A- or better	5,557	67	1.2%
Other reinsurers rated lower than A- or not rated	441	27	6.1%
Pools	422	10	2.4%
Structured settlements	489	8	1.6%
Captives	2,704	13	0.5%
Other	196	69	35.2%
Total	$20,087	$310	1.5%

Largest Reinsurers
ABR Reinsurance Capital Holdings	Lloyd's of London	Swiss Re Group
Berkshire Hathaway Insurance Group	Munich Re Group
HDI Group (Hannover Re)	PartnerRe Group

Categories of Chubb's reinsurers	Comprises:
Largest reinsurers	• All groups of reinsurers or captives where the gross recoverable exceeds one percent of Total Chubb shareholders' equity.
Other reinsurers rated A- or better	• All reinsurers rated A- or better that were not included in the largest reinsurer category.
Other reinsurers rated lower than A- or not rated	• All reinsurers rated lower than A- or not rated that were not included in the largest reinsurer category.
Pools	• Related to Chubb's voluntary pool participation and Chubb's mandatory pool participation required by law in certain states.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

6. Deferred policy acquisition costs

The following tables present a roll-forward of deferred policy acquisition costs on long-duration contracts included in the Life Insurance segment:

	Year Ended December 31, 2024
(in millions of U.S. dollars)	Term Life	Universal Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$402	$674	$534	$1,301	$274	$3,185
Capitalizations	201	156	387	630	82	1,456
Amortization expense	(121)	(81)	(37)	(182)	(27)	(448)
Other (including foreign exchange)	(13)	(27)	(14)	(68)	(5)	(127)
Balance – end of period	$469	$722	$870	$1,681	$324	$4,066
Overseas General Insurance segment excluded from table						605
Total deferred policy acquisition costs on long-duration contracts						$4,671
Deferred policy acquisition costs on short-duration contracts						3,687
Total deferred policy acquisition costs						$8,358

	Year Ended December 31, 2023
(in millions of U.S. dollars)	Term Life	Universal Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$324	$639	$392	$891	$268	$2,514
Capitalizations	176	129	159	564	36	1,064
Amortization expense	(100)	(80)	(23)	(137)	(29)	(369)
Other (including foreign exchange)	2	(14)	6	(17)	(1)	(24)
Balance – end of period	$402	$674	$534	$1,301	$274	$3,185
Overseas General Insurance segment excluded from table						621
Total deferred policy acquisition costs on long-duration contracts						$3,806
Deferred policy acquisition costs on short-duration contracts						3,346
Total deferred policy acquisition costs						$7,152

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

7. Goodwill, Value of business acquired, and Other intangible assets
Goodwill
The following table presents a roll-forward of Goodwill by segment:

(in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Chubb Consolidated
Balance at December 31, 2022	$6,945	$2,230	$134	$4,605	$371	$1,943	$16,228
Purchase price adjustments	—	—	—	8	—	(10)	(2)
Consolidation of Huatai Group	—	—	—	562	—	2,832	3,394
Foreign exchange revaluation and other	1	1	—	87	—	(23)	66
Balance at December 31, 2023	$6,946	$2,231	$134	$5,262	$371	$4,742	$19,686
Acquisition of Healthy Paws	256	—	—	—	—	—	256
Measurement-period adjustments	—	—	—	—	—	65	65
Foreign exchange revaluation	(34)	(13)	—	(215)	—	(166)	(428)
Balance at December 31, 2024 (1)	$7,168	$2,218	$134	$5,047	$371	$4,641	$19,579
(1)Includes $499 million attributable to noncontrolling interests.

Value of business acquired (VOBA)
The following table presents a roll-forward of VOBA:

		Year Ended December 31
(in millions of U.S. dollars)	2024	2023	2022
Balance, beginning of year	$3,674	$3,702	$235
Acquisition of Cigna's business in Asia	—	—	3,633
Consolidation of Huatai Group	—	309	—
Amortization of VOBA (1)	(240)	(281)	(149)
Foreign exchange revaluation and other	(211)	(56)	(17)
Balance, end of year	$3,223	$3,674	$3,702
(1)Recognized in Policy acquisition costs in the Consolidated statements of operations.

The following table presents, as of December 31, 2024, the expected estimated pre-tax amortization expense related to VOBA at current foreign currency exchange rates, for the next five years:

For the Years Ending December 31	Total amortization of VOBA
(in millions of U.S. dollars)
2025	$207
2026	182
2027	165
2028	151
2029	140
Total	$845

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Other intangible assets

	December 31
(in millions of U.S. dollars)	2024	2023
Subject to amortization (primarily agency distribution relationships and renewal rights)	$2,900	$3,267
Not subject to amortization (primarily trademarks)	3,477	3,508
Total	$6,377	$6,775

The following table presents, as of December 31, 2024, the expected estimated pre-tax amortization expense of purchased intangibles, at current foreign currency exchange rates, for the next five years:

For the Years Ending December 31
(in millions of U.S. dollars)	Total amortization of purchased intangibles	Amortization of Huatai UPR intangible asset (1)	Amortization of Huatai land use rights (2)	Total amortization
2025	$298	$16	$12	$326
2026	279	7	12	298
2027	259	3	12	274
2028	247	—	13	260
2029	215	—	13	228
Total	$1,298	$26	$62	$1,386
(1)Recognized in Policy acquisition costs in the Consolidated statements of operations.
(2)Recognized in Other (income) expense in the Consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

8. Unpaid losses and loss expenses

Chubb establishes reserves for the estimated unpaid ultimate liability for losses and loss expenses under the terms of its policies and agreements. Reserves include estimates for both claims that have been reported and for IBNR claims, and include estimates of expenses associated with processing and settling these claims. Reserves are recorded in Unpaid losses and loss expenses in the Consolidated balance sheets. While we believe that our reserves for unpaid losses and loss expenses at December 31, 2024, are adequate, new information or trends may lead to future developments in incurred loss and loss expenses significantly greater or less than the reserves provided. Any such revisions could result in future changes in estimates of losses or reinsurance recoverable and would be reflected in our results of operations in the period in which the estimates are changed.
The following table presents a reconciliation of beginning and ending Unpaid losses and loss expenses:

	Year Ended December 31
(in millions of U.S. dollars)	2024	2023	2022
Gross unpaid losses and loss expenses, beginning of year	$80,122	$75,747	$72,330
Reinsurance recoverable on unpaid losses (1)	(17,884)	(17,086)	(16,132)
Net unpaid losses and loss expenses, beginning of year	62,238	58,661	56,198
Net losses and loss expenses incurred in respect of losses occurring in:
Current year	26,997	24,956	23,680
Prior years (2)	(975)	(856)	(1,108)
Total	26,022	24,100	22,572
Net losses and loss expenses paid in respect of losses occurring in:
Current year	8,681	8,248	7,331
Prior years	12,822	12,763	12,206
Total	21,503	21,011	19,537
Consolidation of Huatai Group	—	405	—
Foreign currency revaluation and other	(487)	83	(572)
Net unpaid losses and loss expenses, end of year	66,270	62,238	58,661
Reinsurance recoverable on unpaid losses (1)	17,734	17,884	17,086
Gross unpaid losses and loss expenses, end of year	$84,004	$80,122	$75,747
(1)     Net of valuation allowance for uncollectible reinsurance.
(2)    Relates to prior period loss reserve development only and excludes prior period development related to reinstatement premiums, expense adjustments, earned premiums, and A&H long-duration lines totaling $119 million, $83 million, and $232 million for 2024, 2023, and 2022, respectively.

The increase in net unpaid losses and loss expense in 2024 principally reflects underlying exposure growth and net catastrophe losses, partially offset by the impact of favorable prior period development and foreign exchange movement. The increase in gross and net unpaid losses and loss expense in 2023 reflects underlying exposure growth and the consolidation of Huatai, partially offset by favorable prior period development.

The loss development tables under section c) below, present Chubb’s historical incurred and paid claims development by broad product line through December 31, 2024, net of reinsurance, as well as the cumulative number of reported claims, IBNR balances, and other supplementary information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following table presents a reconciliation of the loss development tables to the liability for unpaid losses and loss expenses in the consolidated balance sheet:

Reconciliation of Reserve Balances to Liability for Unpaid Loss and Loss Expenses
(in millions of U.S. dollars)	December 31, 2024
Presented in the loss development tables:
North America Commercial P&C Insurance — Workers' Compensation	$10,195
North America Commercial P&C Insurance — Liability	22,401
North America Commercial P&C Insurance — Other Casualty	2,764
North America Commercial P&C Insurance — Non-Casualty	3,572
North America Personal P&C Insurance	4,182
Overseas General Insurance — Casualty	8,639
Overseas General Insurance — Non-Casualty	3,907
Global Reinsurance — Casualty	1,328
Global Reinsurance — Non-Casualty	540
Excluded from the loss development tables:
Other	6,673
Net unpaid loss and allocated loss adjustment expense	64,201
Ceded unpaid loss and allocated loss adjustment expense:
North America Commercial P&C Insurance — Workers' Compensation	1,090
North America Commercial P&C Insurance — Liability	7,564
North America Commercial P&C Insurance — Other Casualty	1,148
North America Commercial P&C Insurance — Non-Casualty	1,022
North America Personal P&C Insurance	529
Overseas General Insurance — Casualty	2,986
Overseas General Insurance — Non-Casualty	1,880
Global Reinsurance — Casualty	137
Global Reinsurance — Non-Casualty	83
Other	1,524
Ceded unpaid loss and allocated loss adjustment expense	17,963
Unpaid unallocated loss adjustment expenses	1,840
Unpaid losses and loss expenses	$84,004

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
•2015 paid history on a subset of previously acquired international businesses, within the Overseas General Insurance segment, due to limitations on the data prior to the acquisition;
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Actuarial staff within each of our business units analyze loss reserves (including loss expenses) and regularly project estimates of ultimate losses and the corresponding indications of the required IBNR reserve. Our reserving approach is a comprehensive ground-up process using data at a detailed level that reflects the specific types and coverages of the diverse products written by our various operations. The data presented in this disclosure was prepared on a more aggregated basis and with a focus on changes in incurred loss estimates over time as well as associated cash flows. We note that data prepared on this basis may not demonstrate the full spectrum of characteristics that are evident in the more detailed level studied internally.

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
•The amounts in both triangles for the years ended December 31, 2015, to December 31, 2023, and average historical claim duration as of December 31, 2024, are presented as supplementary information.
•All data presented in the triangles is net of reinsurance recoverables.
•The IBNR reserves shown to the right of each incurred loss development exhibit reflect the net IBNR recorded as of December 31, 2024.
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

Net Incurred Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31			As of December 31 2024
(in millions of U.S. dollars)			Unaudited								Net IBNR Reserves	Reported Claims (in thousands)
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$1,282	$1,259	$1,276	$1,279	$1,217	$1,154	$1,128	$1,092	$1,057	$1,032	$257	50
2016		1,366	1,361	1,383	1,378	1,269	1,206	1,177	1,162	1,117	299	51
2017			1,412	1,380	1,399	1,393	1,376	1,176	1,121	1,069	329	50
2018				1,359	1,361	1,379	1,384	1,384	1,221	1,175	381	52
2019					1,390	1,383	1,400	1,409	1,406	1,297	447	48
2020						1,367	1,388	1,409	1,408	1,395	690	32
2021							1,348	1,330	1,372	1,370	618	36
2022								1,344	1,407	1,435	769	39
2023									1,371	1,413	798	38
2024										1,380	981	33
Total										$12,683

Net Cumulative Paid Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31
(in millions of U.S. dollars)			Unaudited
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$116	$301	$418	$501	$564	$606	$628	$645	$665	$679
2016		122	326	452	529	584	621	653	683	707
2017			120	313	437	516	564	601	626	648
2018				130	329	451	528	597	641	681
2019					143	341	467	575	640	692
2020						111	282	390	466	520
2021							120	331	458	552
2022								131	332	472
2023									129	358
2024										147
Total										$5,456

Net Liabilities for Loss and Allocated Loss Adjustment Expenses
(in millions of U.S. dollars)	December 31, 2024
Accident years prior to 2015	$2,968
Accident years 2015 - 2024 from tables above	7,227
All Accident years	$10,195

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

North America Commercial P&C Insurance — Workers' Compensation — Long-tail (continued)
Supplementary Information: (Favorable)/ Adverse Prior Period Development
(in millions of U.S. dollars)	December 31, 2024
Accident years prior to 2015	$(151)
Accident years 2015 - 2024 from tables above	(222)
All Accident years	$(373)

Supplementary Information: Average Annual Percentage Payout of Net Incurred Claims by Age, as of December 31, 2024 (Unaudited)
Age in Years	1	2	3	4	5	6	7	8	9	10
Percentage	10%	16%	10%	7%	5%	4%	3%	2%	2%	1%

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

Net Incurred Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31			As of December 31 2024
(in millions of U.S. dollars)			Unaudited								Net IBNR Reserves	Reported Claims (in thousands)
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$3,546	$3,694	$3,803	$3,959	$3,926	$3,720	$3,694	$3,562	$3,606	$3,587	$293	27
2016		3,520	3,582	3,678	3,790	3,787	3,759	3,751	3,655	3,693	324	27
2017			3,310	3,485	3,566	3,617	3,539	3,428	3,487	3,517	446	26
2018				3,362	3,479	3,681	3,813	3,894	3,910	3,987	586	28
2019					3,440	3,613	3,851	4,043	4,051	4,007	824	30
2020						4,095	3,821	3,914	3,972	3,839	1,124	24
2021							4,310	4,343	4,434	4,532	1,984	25
2022								4,556	4,561	4,656	2,689	26
2023									4,696	4,900	3,406	30
2024										5,135	4,617	28
Total										$41,853

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

North America Commercial P&C Insurance — Liability — Long-tail (continued)
Net Cumulative Paid Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31
(in millions of U.S. dollars)			Unaudited
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$138	$603	$1,201	$1,849	$2,283	$2,523	$2,739	$2,916	$3,074	$3,171
2016		171	661	1,333	1,972	2,330	2,591	2,818	2,979	3,105
2017			160	615	1,158	1,696	1,998	2,320	2,624	2,866
2018				189	752	1,299	1,771	2,332	2,779	3,068
2019					175	667	1,243	1,885	2,384	2,753
2020						151	588	1,146	1,696	2,269
2021							173	608	1,198	1,927
2022								144	648	1,278
2023									196	827
2024										195
Total										$21,459

Net Liabilities for Loss and Allocated Loss Adjustment Expenses
(in millions of U.S. dollars)	December 31, 2024
Accident years prior to 2015	$2,007
Accident years 2015 - 2024 from tables above	20,394
All Accident years	$22,401

Supplementary Information: (Favorable)/ Adverse Prior Period Development
(in millions of U.S. dollars)	December 31, 2024
Accident years prior to 2015	$69
Accident years 2015 - 2024 from tables above	346
All Accident years	$415

Supplementary Information: Average Annual Percentage Payout of Net Incurred Claims by Age, as of December 31, 2024 (Unaudited)
Age in Years	1	2	3	4	5	6	7	8	9	10
Percentage	4%	12%	15%	16%	12%	9%	7%	5%	4%	3%

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

Net Incurred Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31			As of December 31 2024
(in millions of U.S. dollars)			Unaudited								Net IBNR Reserves	Reported Claims (in thousands)
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$485	$468	$499	$513	$456	$453	$461	$456	$455	$450	$12	15
2016		503	500	526	523	480	479	469	473	466	13	16
2017			530	564	576	615	603	590	602	609	19	17
2018				534	562	573	579	575	605	625	13	17
2019					605	635	684	742	755	766	38	17
2020						639	632	655	637	613	68	11
2021							674	709	746	762	188	15
2022								781	800	846	243	22
2023									843	882	432	21
2024										883	676	13
Total										$6,902

Net Cumulative Paid Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31
(in millions of U.S. dollars)			Unaudited
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$47	$137	$214	$303	$369	$393	$410	$422	$430	$432
2016		52	145	246	323	374	398	424	437	441
2017			65	175	312	380	445	496	538	560
2018				74	169	270	365	471	532	580
2019					70	189	318	464	618	684
2020						54	156	273	400	480
2021							60	176	293	439
2022								82	234	399
2023									81	248
2024										85
Total										$4,348

Net Liabilities for Loss and Allocated Loss Adjustment Expenses
(in millions of U.S. dollars)	December 31, 2024
Accident years prior to 2015	$210
Accident years 2015 - 2024 from tables above	2,554
All Accident years	$2,764

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

North America Commercial P&C Insurance — Other-Casualty — Long-tail (continued)
Supplementary Information: (Favorable)/ Adverse Prior Period Development
(in millions of U.S. dollars)	December 31, 2024
Accident years prior to 2015	$(4)
Accident years 2015 - 2024 from tables above	103
All Accident years	$99

Supplementary Information: Average Annual Percentage Payout of Net Incurred Claims by Age, as of December 31, 2024 (Unaudited)
Age in Years	1	2	3	4	5	6	7	8	9	10
Percentage	10%	17%	18%	17%	15%	8%	6%	3%	1%	—%

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

Net Incurred Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31			As of December 31 2024
(in millions of U.S. dollars)			Unaudited								Net IBNR Reserves	Reported Claims (in thousands)
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$1,726	$1,735	$1,641	$1,629	$1,596	$1,581	$1,584	$1,588	$1,586	$1,587	$(1)	545
2016		1,899	1,879	1,789	1,769	1,805	1,817	1,813	1,815	1,808	13	650
2017			2,695	2,599	2,496	2,513	2,504	2,514	2,500	2,490	44	764
2018				2,042	2,229	2,165	2,157	2,165	2,156	2,144	—	904
2019					2,042	2,027	1,950	1,940	1,917	1,921	12	1,044
2020						3,133	2,937	2,721	2,680	2,658	41	1,126
2021							2,936	2,820	2,625	2,544	53	865
2022								3,042	2,941	2,806	155	904
2023									3,066	2,876	460	965
2024										3,583	1,561	853
Total										$24,417

Net Cumulative Paid Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31
(in millions of U.S. dollars)			Unaudited
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$723	$1,336	$1,480	$1,548	$1,564	$1,566	$1,579	$1,579	$1,579	$1,583
2016		842	1,495	1,646	1,721	1,748	1,772	1,783	1,784	1,791
2017			975	2,080	2,295	2,385	2,399	2,422	2,442	2,445
2018				1,023	1,817	2,008	2,064	2,108	2,132	2,135
2019					1,026	1,669	1,796	1,853	1,879	1,894
2020						1,386	2,256	2,462	2,541	2,575
2021							1,084	2,098	2,319	2,438
2022								1,048	2,186	2,491
2023									1,217	2,131
2024										1,367
Total										$20,850

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

North America Commercial P&C Insurance — Non-Casualty — Short-tail (continued)
Net Liabilities for Loss and Allocated Loss Adjustment Expenses
(in millions of U.S. dollars)	December 31, 2024
Accident years prior to 2015	$5
Accident years 2015 - 2024 from tables above	3,567
All Accident years	$3,572

Supplementary Information: (Favorable)/ Adverse Prior Period Development
(in millions of U.S. dollars)	December 31, 2024
Accident years prior to 2015	$18
Accident years 2015 - 2024 from tables above	(452)
All Accident years	$(434)

Supplementary Information: Average Annual Percentage Payout of Net Incurred Claims by Age, as of December 31, 2024 (Unaudited)
Age in Years	1	2	3	4	5	6	7	8	9	10
Percentage	44%	37%	9%	4%	1%	1%	1%	—%	—%	—%

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

Net Incurred Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31			As of December 31 2024
(in millions of U.S. dollars)			Unaudited								Net IBNR Reserves	Reported Claims (in thousands)
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$2,482	$2,536	$2,547	$2,530	$2,550	$2,556	$2,553	$2,555	$2,552	$2,561	$19	148
2016		2,428	2,523	2,533	2,471	2,459	2,452	2,460	2,462	2,468	16	154
2017			3,022	3,057	2,990	2,986	2,986	2,995	3,005	3,006	9	163
2018				2,995	3,023	3,089	3,104	3,125	3,114	3,115	20	170
2019					2,941	2,979	2,980	2,972	2,951	2,971	47	157
2020						2,914	2,622	2,620	2,577	2,577	59	123
2021							3,019	2,871	2,958	2,971	147	131
2022								3,093	2,947	2,938	277	120
2023									3,396	3,065	537	114
2024										3,657	1,826	88
Total										$29,329

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

North America Personal P&C Insurance — Short-tail (continued)
Net Cumulative Paid Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31
(in millions of U.S. dollars)			Unaudited
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$1,491	$2,073	$2,259	$2,380	$2,466	$2,495	$2,520	$2,530	$2,537	$2,533
2016		1,446	2,042	2,201	2,303	2,359	2,386	2,417	2,435	2,439
2017			1,690	2,509	2,656	2,788	2,858	2,925	2,966	2,978
2018				1,918	2,536	2,693	2,851	2,965	3,031	3,066
2019					1,660	2,426	2,605	2,712	2,817	2,879
2020						1,328	1,985	2,218	2,359	2,433
2021							1,581	2,364	2,577	2,695
2022								1,406	2,271	2,470
2023									1,484	2,241
2024										1,449
Total										$25,183

Net Liabilities for Loss and Allocated Loss Adjustment Expenses
(in millions of U.S. dollars)	December 31, 2024
Accident years prior to 2015	$36
Accident years 2015 - 2024 from tables above	4,146
All Accident years	$4,182

Supplementary Information: (Favorable)/ Adverse Prior Period Development
(in millions of U.S. dollars)	December 31, 2024
Accident years prior to 2015	$(11)
Accident years 2015 - 2024 from tables above	(290)
All Accident years	$(301)

Supplementary Information: Average Annual Percentage Payout of Net Incurred Claims by Age, as of December 31, 2024 (Unaudited)
Age in Years	1	2	3	4	5	6	7	8	9	10
Percentage	53%	25%	7%	4%	3%	2%	1%	—%	—%	—%

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

Net Incurred Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31			As of December 31 2024
(in millions of U.S. dollars)			Unaudited								Net IBNR Reserves	Reported Claims (in thousands)
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$1,092	$1,182	$1,209	$1,231	$1,213	$1,159	$1,143	$1,158	$1,158	$1,147	$67	40
2016		1,127	1,220	1,282	1,308	1,298	1,306	1,240	1,253	1,265	126	42
2017			1,113	1,210	1,256	1,302	1,268	1,303	1,268	1,268	109	43
2018				1,208	1,257	1,316	1,357	1,313	1,292	1,289	107	44
2019					1,277	1,342	1,362	1,349	1,308	1,227	148	43
2020						1,644	1,565	1,485	1,498	1,278	415	35
2021							1,579	1,625	1,649	1,653	791	37
2022								1,714	1,761	1,932	1,121	38
2023									1,862	1,888	1,293	38
2024										2,002	1,650	31
Total										$14,949

Net Cumulative Paid Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31
(in millions of U.S. dollars)			Unaudited
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$76	$259	$453	$622	$736	$812	$884	$915	$946	$985
2016		117	299	492	632	747	837	956	979	1,006
2017			88	292	488	638	796	921	974	1,035
2018				103	305	459	595	711	859	966
2019					114	308	432	634	710	817
2020						99	265	417	516	638
2021							108	262	422	590
2022								80	277	510
2023									77	276
2024										131
Total										$6,954

Net Liabilities for Loss and Allocated Loss Adjustment Expenses
(in millions of U.S. dollars)	December 31, 2024
Accident years prior to 2015	$644
Accident years 2015 - 2024 from tables above	7,995
All Accident years	$8,639

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Overseas General Insurance — Casualty — Long-tail (continued)
Supplementary Information: (Favorable)/ Adverse Prior Period Development
(in millions of U.S. dollars)	December 31, 2024
Accident years prior to 2015	$75
Accident years 2015 - 2024 from tables above	(102)
All Accident years	$(27)

Supplementary Information: Average Annual Percentage Payout of Net Incurred Claims by Age, as of December 31, 2024 (Unaudited)
Age in Years	1	2	3	4	5	6	7	8	9	10
Percentage	7%	13%	13%	12%	9%	9%	7%	3%	2%	3%
Overseas General Insurance — Non-Casualty — Short-tail
This product line comprises commercial fire, marine (predominantly cargo), surety, personal automobile (in Latin America, and Asia), personal cell phones, personal residential (including high net worth), energy, and construction. In general, these lines have relatively stable payment and reporting patterns although they are impacted by natural catastrophes mainly in the 2017, 2018, and 2022 accident years. For the Chubb Overseas General non-casualty book, Europe, exclusive of Lloyd's market, makes up about one third, Latin America makes up about one quarter, and Asia makes up about one fifth.

Net Incurred Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31			As of December 31 2024
(in millions of U.S. dollars)			Unaudited								Net IBNR Reserves	Reported Claims (in thousands)
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$1,763	$1,877	$1,854	$1,825	$1,809	$1,803	$1,785	$1,785	$1,780	$1,787	$11	556
2016		1,867	1,859	1,845	1,824	1,828	1,859	1,857	1,844	1,825	10	568
2017			2,018	2,059	2,045	2,028	2,052	2,049	2,016	2,053	38	577
2018				1,969	2,054	2,018	1,993	1,962	1,952	1,931	25	613
2019					1,990	2,008	1,949	1,937	1,934	1,912	(10)	632
2020						2,319	2,189	2,067	2,017	1,989	82	534
2021							2,407	2,321	2,208	2,185	2	543
2022								2,664	2,626	2,535	14	615
2023									2,847	2,757	342	615
2024										3,141	847	607
Total										$22,115

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Overseas General Insurance — Non-Casualty — Short-tail (continued)
Net Cumulative Paid Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31
(in millions of U.S. dollars)			Unaudited
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$764	$1,394	$1,610	$1,685	$1,706	$1,733	$1,750	$1,753	$1,752	$1,757
2016		905	1,506	1,687	1,753	1,776	1,785	1,790	1,794	1,799
2017			955	1,687	1,850	1,920	1,959	2,017	1,994	1,994
2018				905	1,578	1,766	1,829	1,844	1,854	1,861
2019					953	1,576	1,756	1,819	1,851	1,872
2020						979	1,560	1,700	1,811	1,810
2021							920	1,654	1,922	2,005
2022								1,090	1,960	2,237
2023									1,039	1,861
2024										1,141
Total										$18,337

Net Liabilities for Loss and Allocated Loss Adjustment Expenses
(in millions of U.S. dollars)	December 31, 2024
Accident years prior to 2015	$129
Accident years 2015 - 2024 from tables above	3,778
All Accident years	$3,907

Supplementary Information: (Favorable)/ Adverse Prior Period Development
(in millions of U.S. dollars)	December 31, 2024
Accident years prior to 2015	$(11)
Accident years 2015 - 2024 from tables above	(250)
All Accident years	$(261)

Supplementary Information: Average Annual Percentage Payout of Net Incurred Claims by Age, as of December 31, 2024 (Unaudited)
Age in Years	1	2	3	4	5	6	7	8	9	10
Percentage	44%	33%	10%	4%	1%	1%	—%	—%	—%	—%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Global Reinsurance — Casualty — Long-tail (continued)
Net Incurred Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31			As of December 31 2024
(in millions of U.S. dollars)			Unaudited								Net IBNR Reserves
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$281	$286	$296	$297	$305	$301	$305	$308	$308	$309	$8
2016		219	223	231	230	239	239	244	251	252	10
2017			210	211	216	213	214	214	221	224	7
2018				239	242	249	246	249	256	261	12
2019					233	242	237	237	234	241	27
2020						242	246	237	237	232	30
2021							278	281	286	274	75
2022								294	296	292	116
2023									274	286	170
2024										337	252
Total										$2,708

Net Cumulative Paid Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31
(in millions of U.S. dollars)			Unaudited
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$89	$158	$190	$216	$231	$248	$264	$273	$281	$288
2016		57	112	141	157	173	190	207	217	228
2017			46	99	121	138	153	173	186	196
2018				41	95	124	147	168	195	217
2019					39	89	115	138	162	182
2020						41	98	124	148	168
2021							35	87	119	147
2022								39	86	122
2023									30	69
2024										30
Total										$1,647

Net Liabilities for Loss and Allocated Loss Adjustment Expenses
(in millions of U.S. dollars)	December 31, 2024
Accident years prior to 2015	$267
Accident years 2015 - 2024 from tables above	1,061
All Accident years	$1,328

Supplementary Information: (Favorable)/ Adverse Prior Period Development
(in millions of U.S. dollars)	December 31, 2024
Accident years prior to 2015	$(7)
Accident years 2015 - 2024 from tables above	8
All Accident years	$1

Supplementary Information: Average Annual Percentage Payout of Net Incurred Claims by Age, as of December 31, 2024 (Unaudited)
Age in Years	1	2	3	4	5	6	7	8	9	10
Percentage	17%	20%	11%	9%	7%	8%	7%	4%	3%	2%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Global Reinsurance — Non-Casualty — Short-tail
This product line includes property, property catastrophe, marine, credit/surety, mortgage, A&H and energy. This product line is impacted by natural catastrophes, particularly in the 2017, 2018, 2020, 2021, 2022, and 2024 accident years. Of the non-catastrophe book, the mixture of business varies by year with approximately 89 percent of loss on proportional treaties in treaty year 2015 and after. This percentage has increased over time with the proportion being approximately 76 percent for treaty years 2015-2017 growing to an average of 94 percent for treaty years 2018 to 2024, with the remainder being written on an excess of loss basis.

Net Incurred Loss and Allocated Loss Adjustment Expenses											As of December 31 2024
								Years Ended December 31
(in millions of U.S. dollars)			Unaudited								Net IBNR Reserves
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$144	$152	$158	$158	$151	$156	$154	$154	$154	$153	$—
2016		174	179	182	184	181	178	178	178	178	1
2017			394	420	450	448	452	455	454	453	7
2018				276	283	285	281	286	280	277	3
2019					128	126	124	118	114	114	(1)
2020						208	252	276	278	278	17
2021							340	350	353	356	21
2022								345	311	290	27
2023									180	175	45
2024										391	193
Total										$2,665

Net Cumulative Paid Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31
(in millions of U.S. dollars)			Unaudited
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$56	$102	$130	$140	$144	$148	$149	$150	$150	$150
2016		55	127	153	164	169	173	173	174	175
2017			191	321	399	413	426	433	439	441
2018				94	247	262	265	269	272	272
2019					35	79	93	101	103	107
2020						62	176	214	231	242
2021							157	277	307	320
2022								73	194	233
2023									36	92
2024										107
Total										$2,139

Net Liabilities for Loss and Allocated Loss Adjustment Expenses
(in millions of U.S. dollars)	December 31, 2024
Accident years prior to 2015	$14
Accident years 2015 - 2024 from tables above	526
All Accident years	$540

Supplementary Information: (Favorable)/ Adverse Prior Period Development
(in millions of U.S. dollars)	December 31, 2024
Accident years prior to 2015	$—
Accident years 2015 - 2024 from tables above	(28)
All Accident years	$(28)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Global Reinsurance — Non-Casualty — Short-tail (continued)
Supplementary Information: Average Annual Percentage Payout of Net Incurred Claims by Age, as of December 31, 2024 (Unaudited)
Age in Years	1	2	3	4	5	6	7	8	9	10
Percentage	32%	38%	13%	4%	3%	2%	1%	—%	—%	—%

Prior Period Development — Supplementary Information

The following table presents a reconciliation of the loss development triangles above to prior period development (PPD):

	Components of PPD
Year Ended December 31, 2024 (in millions of U.S. dollars) (favorable)/unfavorable	2015 - 2023 accident years (implied PPD per loss triangles)	Accident years prior to 2015	Other (1)		PPD on loss reserves		RIPs, Expense adjustments, and earned premiums		Total
North America Commercial P&C Insurance
Long-tail	$227	$(86)	$(194)		$(53)		$71		$18
Short-tail	(452)	18	(6)		(440)		(6)		(446)
	(225)	(68)	(200)	(2)	(493)		65	(3)	(428)
North America Personal P&C Insurance (Short-tail)	(290)	(11)	(4)		(305)		—		(305)
Overseas General Insurance
Long-tail	(102)	75	1		(26)		—		(26)
Short-tail	(250)	(11)	(3)		(264)		—		(264)
	(352)	64	(2)		(290)		—		(290)
Global Reinsurance
Long-tail	8	(7)	(2)		(1)		1		—
Short-tail	(28)	—	—		(28)		3		(25)
	(20)	(7)	(2)		(29)		4		(25)
Subtotal	$(887)	$(22)	$(208)		$(1,117)		$69		$(1,048)
North America Agricultural Insurance (Short-tail)					$(170)		$66		$(104)
Corporate (Long-tail)					296		—		296
Consolidated PPD					$(991)	(4)	$135		$(856)
(1)        Other includes the impact of foreign exchange.
(2)     Includes favorable development of $39 million related to our Alternative Risk Solutions business (U.S. and Bermuda) and an adjustment to exclude $89 million in unfavorable development in the workers' compensation line, associated with an increase in exposure for which additional premiums were collected; the remaining difference relates to a number of other items, none of which are individually material.
(3)     Includes premium returns associated with our Alternative Risk Solutions business, which is excluded from the triangles.
(4)     Includes favorable development of $16 million related to long duration International A&H business.

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

Years Ended December 31 (in millions of U.S. dollars, except for percentages)	Long-tail	Short-tail	Total	% of beginning net unpaid reserves (1)
2024
North America Commercial P&C Insurance	$18	$(446)	$(428)	0.7%
North America Personal P&C Insurance	—	(305)	(305)	0.5%
North America Agricultural Insurance	—	(104)	(104)	0.2%
Overseas General Insurance	(26)	(264)	(290)	0.5%
Global Reinsurance	—	(25)	(25)	—%
Corporate	296	—	296	0.5%
Total	$288	$(1,144)	$(856)	1.4%
2023
North America Commercial P&C Insurance	$(86)	$(408)	$(494)	0.8%
North America Personal P&C Insurance	—	(134)	(134)	0.2%
North America Agricultural Insurance	—	(18)	(18)	—%
Overseas General Insurance	(50)	(326)	(376)	0.6%
Global Reinsurance	7	(35)	(28)	—%
Corporate	277	—	277	0.5%
Total	$148	$(921)	$(773)	1.3%
2022
North America Commercial P&C Insurance	$(229)	$(333)	$(562)	1.0%
North America Personal P&C Insurance	—	(186)	(186)	0.3%
North America Agricultural Insurance	—	(61)	(61)	0.1%
Overseas General Insurance	(65)	(383)	(448)	0.8%
Global Reinsurance	(7)	29	22	—%
Corporate	359	—	359	0.6%
Total	$58	$(934)	$(876)	1.6%
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

North America Commercial P&C Insurance.
Net favorable development in 2024 included $446 million from short-tail lines, primarily property, marine and surety, driven by lower-than-expected loss development in the most recent accident years. Long-tail lines experienced adverse development, which was the net of adverse development in casualty lines, predominantly commercial excess and umbrella and commercial auto liability, due to higher-than-expected development, mainly offset by favorable development in workers' compensation due to lower-than-expected loss experience and our annual assessment of multi-claimant events, including industrial accidents.

Net favorable development in 2023 included $408 million from short-tail lines, primarily commercial property and marine lines, and surety lines, all mainly driven by lower-than-expected loss emergence. Net favorable development in 2023 also included $86 million from long-tail lines, primarily from workers' compensation lines due to lower-than-expected loss emergence, partially offset by adverse development in commercial excess and umbrella lines, and commercial auto liability, both driven by higher-than-expected loss emergence.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

North America Personal P&C Insurance.
Net favorable development in 2024 and 2023 was predominantly in homeowners lines, mainly due to lower-than-expected loss experience in the most recent accident years.

North America Agricultural Insurance.
Net favorable development in 2024 was driven by multi-peril crop insurance results for crop year 2023.

Overseas General Insurance.
Net favorable development in 2024 included $264 million in short-tail lines, primarily in property and marine lines, mainly in accident years 2019 through 2023, driven by favorable loss development across all regions and specific case reductions. Net favorable development in 2024 also included $26 million in long-tail lines, primarily in financial lines due to favorable loss emergence in accident years 2019 and 2020.

Net favorable development in 2023 included $326 million in short-tail lines, primarily in property and marine lines, mainly in accident years 2020 through 2022, driven by favorable loss development across all regions, favorable catastrophe development in recent accident years, and specific case reductions. Net favorable development also included $50 million in long-tail lines, primarily in professional lines, including cyber, driven by favorable loss development in the U.K. and Europe regions.

Corporate.
Net adverse development in 2024, 2023, and 2022, included adverse development for asbestos, environmental, molestation claims and other exposures.

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

In December 2021, Chubb reached an agreement-in-principle regarding the bankruptcy of the Boy Scouts of America (BSA). Under this agreement, which remains contingent upon final court approval following exhaustion of all appeals, our inactive run-off company, Century Indemnity Company, and certain active Chubb companies obtained a broad release for all Chubb companies from BSA-related abuse claims for $800 million. This agreement was approved by the bankruptcy court in the third quarter of 2022. In the first quarter of 2023, the District Court issued an order approving the Boy Scouts of America (BSA) bankruptcy plan in full; however, appeals were subsequently filed. We paid $800 million per the agreement, with $300 million paid in 2022, and the remaining $500 million paid in 2023.

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

	Asbestos		Environmental		Total
(in millions of U.S. dollars)	Gross	Net	Gross	Net	Gross	Net
Balance at December 31, 2021	$1,226	$800	$402	$302	$1,628	$1,102
Incurred activity	87	55	125	77	212	132	(1)
Paid activity	(215)	(152)	(115)	(69)	(330)	(221)
Balance at December 31, 2022	1,098	703	412	310	1,510	1,013
Incurred activity	180	120	88	63	268	183	(1)
Paid activity	(258)	(169)	(105)	(82)	(363)	(251)
Balance at December 31, 2023	1,020	654	395	291	1,415	945
Incurred activity	176	126	74	47	250	173	(1)
Paid activity	(232)	(172)	(90)	(61)	(322)	(233)
Balance at December 31, 2024	$964	$608	$379	$277	$1,343	$885
(1)    Excludes unallocated loss expenses and the net activity reflects third-party reinsurance other than the aggregate excess of loss reinsurance provided by National Indemnity Company (NICO) to Westchester Specialty (see Westchester Specialty section below).

The A&E net loss reserves including allocated loss expense reserves and valuation allowance for uncollectible reinsurance at December 31, 2024 and 2023, shown in the table above comprises:

	December 31
(in millions of U.S. dollars)	2024	2023
Brandywine operations	$502	$570
Westchester Specialty	86	89
Chubb Corp	258	241
Other, mainly Overseas General Insurance	39	45
Total	$885	$945

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

Dividend Retention Fund
INA Financial Corporation established and funded a dividend retention fund (the Dividend Retention Fund) consisting of $50 million plus investment earnings. The full balance of the Dividend Retention Fund was contributed to Century as of December 31, 2002. Under the Restructuring Order, while any obligation to maintain the Dividend Retention Fund is in effect, to the extent dividends are paid by INA Holdings Corporation to its parent, INA Financial Corporation, and to the extent INA Financial Corporation then pays such dividends to INA Corporation, a portion of those dividends must be withheld to replenish the principal of the Dividend Retention Fund to $50 million. In 2024 and 2023, $93 million and $75 million, respectively, was withheld from such dividends and deposited into the Dividend Retention Fund as a result of dividends paid up to the INA Corporation. Pursuant to a 2011 amendment to the Restructuring Order, capital contributions from the Dividend Retention Fund to Century are not required until the XOL Agreement has less than $200 million of capacity remaining on an incurred basis for statutory reporting purposes. The amount of the required capital contribution shall be the lesser of the amount necessary to restore the XOL Agreement remaining capacity to $200 million or the Dividend Retention Fund balance. In 2024 and 2023, capital contributions of $93 million and $75 million were made, respectively, from the Dividend Retention Fund to Century. The Dividend Retention Fund may not be terminated without prior written approval from the Pennsylvania Insurance Commissioner.

In 2004, Chubb INA contributed $100 million to Century in exchange for a surplus note. After giving effect to the surplus note, contributions from the Dividend Retention Fund, results from operations and other items impacting statutory surplus, the statutory surplus of Century at December 31, 2024, was $25 million and $764 million in statutory-basis losses have been ceded to the XOL Agreement on an inception-to-date basis. The XOL Agreement statutory-basis remaining limit at December 31, 2024, is $36 million. Century reports the amount ceded under the XOL Agreement in accordance with statutory accounting principles, which differ from U.S. GAAP by, among other things, allowing Century to discount its liabilities, including certain asbestos related and environmental pollution liabilities and Century's reinsurance payable to active companies. For U.S. GAAP reporting purposes, intercompany reinsurance recoverables related to the XOL are eliminated upon consolidation.

While Chubb believes it has no legal obligation to fund Century losses above the XOL limit of coverage, Chubb's consolidated results would nevertheless continue to include any losses above the limit of coverage for so long as the Brandywine companies remain consolidated subsidiaries of Chubb.

Certain active Chubb companies are primarily liable for asbestos, environmental, and other exposures that they have reinsured to Century. Accordingly, if Century were to become insolvent and placed into rehabilitation or liquidation, some or all of the recoverables due to these active Chubb companies from Century could become uncollectible. At December 31, 2024 and 2023, the aggregate reinsurance recoverables owed by Century to certain active Chubb companies were approximately $1.9 billion and $1.8 billion, respectively, on an undiscounted basis. Chubb believes the active company intercompany reinsurance recoverables, which relate to direct liabilities payable over many years, are not impaired. At December 31, 2024 and 2023, Century's carried gross reserves (including reserves assumed from the active Chubb companies) were $1.6 billion and $1.7 billion, respectively. Changes in laws and regulations may have an adverse effect on Century's reserves; for example, the enactment of "reviver" statutes relating to claims of sexual molestation may give rise to additional claims that would have been barred by the statutes of limitations in effect at the time of the alleged molestation. Should Century's loss reserves experience adverse development, as a result of such changes or otherwise, in the future and should Century be placed into rehabilitation or liquidation, the reinsurance recoverables due from Century to certain active Chubb companies would be payable only after the payment in full of certain expenses and liabilities, including administrative expenses and direct policy liabilities. Thus, the intercompany reinsurance recoverables would be at risk to the extent of the shortage of assets remaining to pay these recoverables.

Westchester Specialty – impact of NICO contracts on Chubb’s run-off entities

As part of the Westchester Specialty acquisition in 1998, NICO provided a 75 percent pro-rata share of $1.0 billion of reinsurance protection on losses and loss adjustment expenses incurred on or before December 31, 1996, in excess of a retention of $721 million. At December 31, 2024, the remaining unused incurred limit under the Westchester NICO agreement was $332 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

9. Future policy benefits

The following tables present a roll-forward of the liability for future policy benefits included in the Life Insurance segment:

Present Value of Expected Net Premiums	For the Year Ended December 31, 2024
(in millions of U.S. dollars)	Term Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$1,590	$3,950	$10,432	$64	$16,036
Beginning balance at original discount rate	1,992	3,945	10,692	64	16,693
Effect of changes in cash flow assumptions	(141)	178	417	(4)	450
Effect of actual variances from expected experience	11	(2)	(139)	—	(130)
Adjusted beginning of period balance	1,862	4,121	10,970	60	17,013
Issuances	221	1,211	2,162	86	3,680
Interest accrual	58	128	540	5	731
Net premiums collected (1)	(242)	(1,086)	(1,483)	(40)	(2,851)
Other (including foreign exchange)	(80)	(71)	(690)	13	(828)
Ending balance at original discount rate	1,819	4,303	11,499	124	17,745
Effect of changes in discount rate assumptions	(296)	102	127	1	(66)
Balance – end of period	$1,523	$4,405	$11,626	$125	$17,679
(1)Net premiums collected represent the portion of gross premiums collected from policyholders that is used to fund expected benefit.

Present Value of Expected Future Policy Benefits	For the Year Ended December 31, 2024
(in millions of U.S. dollars)	Term Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$2,254	$10,063	$14,650	$495	$27,462
Beginning balance at original discount rate	2,749	9,991	15,071	492	28,303
Effect of changes in cash flow assumptions	(141)	205	373	(5)	432
Effect of actual variances from expected experience	20	11	(141)	—	(110)
Adjusted beginning of period balance	2,628	10,207	15,303	487	28,625
Issuances	221	1,211	2,162	86	3,680
Interest accrual	76	331	668	17	1,092
Benefits payments	(224)	(340)	(1,594)	(18)	(2,176)
Other (including foreign exchange)	(54)	(167)	(887)	29	(1,079)
Ending balance at original discount rate	2,647	11,242	15,652	601	30,142
Effect of changes in discount rate assumptions	(409)	815	41	46	493
Balance – end of period	$2,238	$12,057	$15,693	$647	$30,635

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Liability for Future Policy Benefits, Life Insurance Segment	December 31, 2024
(in millions of U.S. dollars)	Term Life	Whole Life	A&H	Other	Total
Net liability for future policy benefits	$715	$7,652	$4,067	$522	$12,956
Deferred profit liability	279	1,210	196	39	1,724
Net liability for future policy benefits, before reinsurance recoverable	994	8,862	4,263	561	14,680
Less: Reinsurance recoverable on future policy benefits	108	47	113	1	269
Net liability for future policy benefits, after reinsurance recoverable	$886	$8,815	$4,150	$560	$14,411
Weighted average duration (years)	10.4	27.8	9.8	18.6	21.3

Present Value of Expected Net Premiums	For the Year Ended December 31, 2023
(in millions of U.S. dollars)	Term Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$1,806	$2,308	$10,711	$42	$14,867
Beginning balance at original discount rate	1,867	2,361	11,258	43	15,529
Effect of changes in cash flow assumptions	22	40	(820)	2	(756)
Effect of actual variances from expected experience	(9)	88	(84)	—	(5)
Adjusted beginning of period balance	1,880	2,489	10,354	45	14,768
Consolidation of Huatai Group	3	1,690	145	12	1,850
Issuances	190	318	1,653	9	2,170
Interest accrual	71	87	531	2	691
Net premiums collected (1)	(255)	(585)	(1,457)	(23)	(2,320)
Other (including foreign exchange)	103	(54)	(534)	19	(466)
Ending balance at original discount rate	1,992	3,945	10,692	64	16,693
Effect of changes in discount rate assumptions	(402)	5	(260)	—	(657)
Balance – end of period	$1,590	$3,950	$10,432	$64	16,036
(1)Net premiums collected represent the portion of gross premiums collected from policyholders that is used to fund expected benefit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Present Value of Expected Future Policy Benefits	For the Year Ended December 31, 2023
(in millions of U.S. dollars)	Term Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$2,321	$5,696	$15,038	$269	$23,324
Beginning balance at original discount rate	2,447	5,874	15,855	280	24,456
Effect of changes in cash flow assumptions	15	44	(858)	4	(795)
Effect of actual variances from expected experience	(4)	98	(78)	(1)	15
Adjusted beginning of period balance	2,458	6,016	14,919	283	23,676
Consolidation of Huatai Group	17	3,659	163	233	4,072
Issuances	190	318	1,653	9	2,170
Interest accrual	90	252	672	9	1,023
Benefits payments	(238)	(333)	(1,551)	(13)	(2,135)
Other (including foreign exchange)	232	79	(785)	(29)	(503)
Ending balance at original discount rate	2,749	9,991	15,071	492	28,303
Effect of changes in discount rate assumptions	(495)	72	(421)	3	(841)
Balance – end of period	$2,254	$10,063	$14,650	$495	$27,462

Liability for Future Policy Benefits, Life Insurance Segment	December 31, 2023
(in millions of U.S. dollars, except for years)	Term Life	Whole Life	A&H	Other	Total
Net liability for future policy benefits	$664	$6,113	$4,218	$431	$11,426
Deferred profit liability	267	804	165	17	1,253
Net liability for future policy benefits, before reinsurance recoverable	931	6,917	4,383	448	12,679
Less: Reinsurance recoverable on future policy benefits	82	45	106	—	233
Net liability for future policy benefits, after reinsurance recoverable	$849	$6,872	$4,277	$448	$12,446
Weighted average duration (years)	10.5	25.8	10.4	15.0	19.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following table presents a reconciliation of the roll-forwards above to the Future policy benefits liability presented in the Consolidated balance sheets.

	December 31
(in millions of U.S. dollars)	2024	2023
Net liability for future policy benefits, Life Insurance segment	$12,956	$11,426
Other (1)	1,441	1,209
Deferred profit liability	1,724	1,253
Liability for future policy benefits, per consolidated balance sheet	$16,121	$13,888
(1)Other business principally comprises certain Overseas General Insurance accident and health (A&H) policies and certain Chubb Life Re business.

In the third quarter of 2024 and 2023, we completed our annual review of cash flow assumptions resulting in immaterial changes to the liability for future policy benefits.

The following table presents the amount of undiscounted and discounted expected gross premiums and expected future policy benefit payments included in the Life Insurance segment:

	December 31	December 31
(in millions of U.S. dollars)	2024	2023
Term Life
Undiscounted expected future benefit payments	$4,141	$4,073
Undiscounted expected future gross premiums	6,508	7,075
Discounted expected future benefit payments	2,238	2,254
Discounted expected future gross premiums	4,400	4,703
Whole Life
Undiscounted expected future benefit payments	28,263	23,990
Undiscounted expected future gross premiums	10,346	9,469
Discounted expected future benefit payments	12,057	10,063
Discounted expected future gross premiums	8,452	7,658
A&H
Undiscounted expected future benefit payments	26,584	25,118
Undiscounted expected future gross premiums	38,826	36,869
Discounted expected future benefit payments	15,693	14,650
Discounted expected future gross premiums	23,133	22,150
Other
Undiscounted expected future benefit payments	1,126	862
Undiscounted expected future gross premiums	242	115
Discounted expected future benefit payments	647	495
Discounted expected future gross premiums	$216	$103

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following table presents the amount of revenue and interest recognized in the Consolidated statement of operations for the Life Insurance segment:

	Gross Premiums or Assessments			Interest Accretion
	For the Years Ended			For the Years Ended
	December 31			December 31
(in millions of U.S. dollars)	2024	2023	2022	2024	2023	2022
Life Insurance
Term Life	$684	$641	$472	$18	$19	$12
Whole Life	1,962	1,259	651	203	165	121
A&H	3,016	2,918	1,875	128	141	92
Other	67	28	17	12	7	3
Total	$5,729	$4,846	$3,015	$361	$332	$228

The following table presents the weighted-average interest rates for the Life Insurance segment:

	Interest Accretion Rate			Current Discount Rate
	December 31			December 31
	2024	2023	2022	2024	2023	2022
Life Insurance
Term Life	3.0%	2.8%	2.5%	5.4%	5.2%	5.6%
Whole Life	3.3%	3.2%	3.9%	4.1%	4.6%	5.4%
A&H	3.9%	3.7%	3.6%	5.8%	6.2%	6.3%
Other	2.8%	2.6%	3.7%	3.8%	4.1%	5.6%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

10. Policyholders' account balances, Separate accounts, and Unearned revenue liabilities

Policyholders' account balances
The following tables present a roll-forward of policyholders' account balances:

	For the Year Ended December 31, 2024
(in millions of U.S. dollars)	Universal Life	Annuities (2)	Other (3)	Total
Balance – beginning of period	$1,876	$2,411	$2,502	$6,789
Premiums received	276	339	413	1,028
Policy charges (1)	(136)	—	(11)	(147)
Surrenders and withdrawals	(122)	(39)	(278)	(439)
Benefit payments (4)	(60)	(139)	(78)	(277)
Interest credited	50	41	68	159
Other (including foreign exchange)	(75)	(28)	(262)	(365)
Balance – end of period	$1,809	$2,585	$2,354	$6,748
Unearned revenue liability				711
Other (5)				557
Policyholders' account liability, per consolidated balance sheet				$8,016
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
(5)Primarily comprises unpaid dividends on certain participating policies.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

	December 31
	2024			2023
(in millions of U.S. dollars, except for percentages)	Universal Life	Annuities	Other	Universal Life	Annuities	Other
Weighted-average crediting rate (1)	2.8%	1.7%	3.0%	3.0%	2.6%	1.9%
Net amount at risk (2)	$12,369	$—	$425	$11,828	$—	$559
Cash Surrender Value	$1,649	$1,678	$2,060	$1,628	$1,526	$2,192
(1)Calculated using actual interest credited for the twelve months ended December 31, 2024 and 2023, respectively.
(2)For those guarantees of benefits that are payable in the event of death, the net amount at risk is defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date.

The following tables present the balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimum:

Universal Life

	December 31, 2024
(in millions of U.S. dollars)	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Guaranteed minimum crediting rates
Up to 2.00%	$427	$—	$46	$114	$587
2.01% – 4.00%	245	615	349	—	1,209
Greater than 4.00%	13	—	—	—	13
Total	$685	$615	$395	$114	$1,809

	December 31, 2023
(in millions of U.S. dollars)	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Guaranteed minimum crediting rates
Up to 2.00%	$475	$—	$29	$36	$540
2.01% – 4.00%	82	319	894	19	1,314
Greater than 4.00%	22	—	—	—	22
Total	$579	$319	$923	$55	$1,876

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Annuities

	December 31, 2024
(in millions of U.S. dollars)	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Guaranteed minimum crediting rates
Up to 2.00%	$80	$—	$1,628	$46	$1,754
2.01% – 4.00%	831	—	—	—	831
Greater than 4.00%	—	—	—	—	—
Total	$911	$—	$1,628	$46	$2,585

	December 31, 2023
(in millions of U.S. dollars)	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Guaranteed minimum crediting rates
Up to 2.00%	$723	$—	$1,579	$—	$2,302
2.01% – 4.00%	109	—	—	—	109
Greater than 4.00%	—	—	—	—	—
Total	$832	$—	$1,579	$—	$2,411

Other policyholders' account balances

	December 31, 2024
(in millions of U.S. dollars)	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Guaranteed minimum crediting rates
Up to 2.00%	$367	$6	$182	$431	$986
2.01% – 4.00%	1,318	50	—	—	1,368
Greater than 4.00%	—	—	—	—	—
Total	$1,685	$56	$182	$431	$2,354

	December 31, 2023
(in millions of U.S. dollars)	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Guaranteed minimum crediting rates
Up to 2.00%	$782	$—	$228	$546	$1,556
2.01% – 4.00%	373	540	28	—	941
Greater than 4.00%	5	—	—	—	5
Total	$1,160	$540	$256	$546	$2,502

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

The following table presents the aggregate fair value of Separate account assets, by major security type:

	December 31
(in millions of U.S. dollars)	2024	2023
Cash and cash equivalents	$234	$65
Mutual funds	5,931	5,417
Fixed maturities	66	91
Total	$6,231	$5,573

The following table presents a roll-forward of separate account liabilities:

	For the Years Ended
	December 31
(in millions of U.S. dollars)	2024	2023
Balance – beginning of period	$5,573	$5,190
Premiums and deposits	1,629	995
Policy charges	(158)	(138)
Surrenders and withdrawals	(910)	(601)
Benefit payments	(430)	(381)
Investment performance	630	611
Other (including foreign exchange)	(103)	(103)
Balance – end of period	$6,231	$5,573
Cash surrender value (1)	$5,853	$5,398
(1) Cash surrender value represents the amount of the contract holder's account balances distributable at the balance sheet date less certain surrender charges.

Unearned revenue liabilities

Unearned revenue liabilities represent policy charges for services to be provided in future periods. The charges are reflected as deferred revenue and are generally amortized into income over the expected life of the contract using the same methodology, factors, and assumptions used to amortize deferred acquisition costs. Unearned revenue liabilities pertaining to both policyholders' account balances and separate accounts are recorded in Policyholders' account balances in the Consolidated balance sheets. The following table presents a roll-forward of unearned revenue liabilities:

	For the Years Ended December 31
(in millions of U.S. dollars)	2024	2023
Balance – beginning of period	$673	$567
Deferred revenue	144	134
Amortization	(73)	(67)
Other (including foreign exchange)	(33)	39
Balance – end of period	$711	$673

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

11. Market risk benefits

Our reinsurance programs covering variable annuity guarantees, comprising guaranteed living benefits (GLB) and guaranteed minimum death benefits (GMDB), meet the definition of Market risk benefits (MRB). The following table presents a roll-forward of MRB:

	For the Years Ended December 31
(in millions of U.S. dollars)	2024	2023
Balance – beginning of period	$771	$800
Balance, beginning of period, before effect of changes in the instrument-specific credit risk	749	776
Interest rate changes	(130)	26
Effect of market movements (1)	(125)	(195)
Effect of changes in volatilities	1	20
Actual policyholder behavior different from expected behavior	55	18
Effect of changes in future expected policyholder behavior	87	89
Effect of timing and all other	(45)	15
Balance, end of period, before effect of changes in the instrument-specific credit risk	$592	$749
Effect of changes in the instrument-specific credit risk	15	22
Balance – end of period	$607	$771
Weighted-average age of policyholders (years)	74	74
Net amount at risk (2)	$1,520	$1,872
(1)Market movements are predominantly driven by changes in equities.
(2)The net amount at risk is defined as the present value of future claim payments assuming policy account values and guaranteed values are fixed at the valuation date, and reinsurance coverage ends at the earlier of the maturity of the underlying variable annuity policy or the reinsurance treaty. No withdrawals, lapses, and mortality improvements are assumed in the projection. GLB-related risks contain conservative mortality and annuitization assumptions.

Excluded from the table above are MRB gains (losses) of $(297) million and $(334) million for the years ended December 31, 2024 and 2023, respectively, reported in the Consolidated statements of operations, relating to the market risk benefits' economic hedge and other net cash flows. There is no reinsurance recoverable associated with our liability for MRB.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

	Valuation Technique	Significant Unobservable Inputs	December 31, 2024		December 31, 2023
			Ranges	Weighted Average(1)	Ranges	Weighted Average(1)
MRB (1)	Actuarial model	Lapse rate	0.5% – 27.3%	3.4%	0.5% – 30.0%	4.0%
		Annuitization rate	0% – 100%	4.5%	0% – 100%	4.5%
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

12. Taxation

Under Swiss law through December 31, 2024, a resident company is subject to income tax at the federal, cantonal, and communal levels that is levied on net worldwide income. Income attributable to permanent establishments or real estate located abroad is excluded from the Swiss tax base. Furthermore, participation relief (i.e., tax relief) is granted to Chubb Limited at the federal, cantonal, and communal level for qualifying dividend income. Chubb Limited is subject to an annual cantonal and communal capital tax on the taxable equity of Chubb Limited in Switzerland.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

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

The following table presents pre-tax income and the related provision for income taxes:

	Year Ended December 31
(in millions of U.S. dollars)	2024	2023	2022
Pre-tax income:
Switzerland	$121	$44	$234
Outside Switzerland	11,334	9,482	6,251
Total pre-tax income	$11,455	$9,526	$6,485
Provision for income taxes
Current tax expense:
Switzerland	$29	$25	$15
Outside Switzerland	1,700	1,570	1,066
Total current tax expense	1,729	1,595	1,081
Deferred tax expense (benefit):
Switzerland	14	(63)	34
Outside Switzerland	72	(1,021)	124
Total deferred tax expense (benefit)	86	(1,084)	158
Provision for income taxes	$1,815	$511	$1,239

The most significant jurisdictions contributing to the overall taxation of Chubb are calculated using the following rates in 2024: Switzerland 19.7 percent, U.S. 21.0 percent, U.K. 25.0 percent, and Bermuda 0.0 percent.

The following table presents a reconciliation of the difference between the provision for income taxes and the expected tax provision at the Swiss statutory income tax rate:

	Year Ended December 31
(in millions of U.S. dollars)	2024	2023	2022
Expected tax provision at Swiss statutory tax rate	$2,251	$1,872	$1,274
Permanent differences:
Taxes on earnings subject to rate other than Swiss statutory rate	(510)	(389)	(243)
Bermuda tax law enactment	(55)	(1,135)	—
Net withholding taxes	145	15	75
Other	(16)	148	133
Provision for income taxes	$1,815	$511	$1,239

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Current income tax receivable of $246 million and $266 million at December 31, 2024 and 2023, respectively, was recorded in Other assets on the Consolidated balance sheets. Current income tax payable of $376 million and $330 million at December 31, 2024 and 2023, respectively, was recorded in Accounts payable, accrued expenses, and other liabilities on the Consolidated balance sheets.

The following table presents the components of net deferred tax assets and liabilities:

	December 31
(in millions of U.S. dollars)	2024	2023
Deferred tax assets:
Loss reserve discount	$1,746	$1,643
Unearned premiums reserve	753	678
Foreign tax credits	18	19
Loss carry-forwards	146	149
Investments (1)	512	524
Depreciation	26	37
Future policy benefits	176	(42)
Other	268	189
Total deferred tax assets	3,645	3,197
Valuation allowance	1,081	716
Deferred tax assets, net of valuation allowance	2,564	2,481
Deferred tax liabilities:
Deferred policy acquisition costs	1,005	675
Other intangible assets, including VOBA	1,289	1,444
Un-remitted foreign earnings	251	176
Total deferred tax liabilities	2,545	2,295
Net deferred tax assets (liabilities)	$19	$186
(1)Included in Investments are deferred taxes on unrealized depreciation of $787 million and $662 million at December 31, 2024 and 2023, respectively.

The valuation allowance of $1.1 billion and $716 million at December 31, 2024 and 2023, respectively, reflects management's assessment, based on available information, that it is more likely than not that a portion of the deferred tax assets will not be realized due to the inability of certain subsidiaries to generate sufficient taxable income. Adjustments to the valuation allowance are made when there is a change in management's assessment of the amount of deferred tax assets that are realizable.

For the year ended December 31, 2024, the tax benefit on certain unrealized capital losses in our investment portfolio was reduced by a valuation allowance of $633 million necessary due to limitations on the utilization of these losses for tax purposes. As part of evaluating whether it was more likely than not that we could record a tax benefit on these losses, we considered realized gains, carryback capacity and available tax planning strategies.

At December 31, 2024, Chubb has net operating loss carry-forwards of $500 million which, if unused, will expire starting in 2025, and a U.S. life capital loss carry-forward of $26 million which, if unused, will expire starting in 2028.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following table presents a reconciliation of the beginning and ending amount of gross unrecognized tax benefits:

	Year Ended December 31
(in millions of U.S. dollars)	2024	2023
Balance, beginning of year	$73	$67
Additions based on tax positions related to the current year	1	—
Additions based on tax positions related to prior years	57	9
Reductions for settlements with taxing authorities	(1)	(3)
Balance, end of year	$130	$73

At December 31, 2024 and 2023, the gross unrecognized tax benefits of $130 million and $73 million, respectively, can be reduced by $18 million and $19 million, respectively, associated with foreign tax credits. The net amounts of $112 million and $54 million at December 31, 2024 and 2023, respectively, if recognized, would favorably affect the effective tax rate. It is reasonably possible that over the next twelve months, that the amount of unrecognized tax benefits may change further resulting from the re-evaluation of unrecognized tax benefits arising from examinations by taxing authorities and the lapses of statutes of limitations.

Chubb recognizes accruals for interest and penalties, if any, related to unrecognized tax benefits in Income tax expense in the Consolidated statements of operations. Tax-related interest expense and penalties reported in the Consolidated statements of operations were $6 million, $7 million, and $4 million at December 31, 2024, 2023, and 2022, respectively. Liabilities for tax-related interest and penalties in our Consolidated balance sheets were $30 million and $25 million at December 31, 2024 and 2023, respectively.

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

The following table summarizes tax years open for examination by major income tax jurisdiction:

At December 31, 2024
Australia	2018	-	2024
Brazil	2018	-	2024
Canada	2012	-	2024
China	2021	-	2024
France	2022	-	2024
Germany	2016	-	2024
Italy	2019	-	2024
Korea	2019	-	2024
Mexico	2016	-	2024
Spain	2012	-	2024
Switzerland	2019	-	2024
United Kingdom	2015	-	2024
United States	2014	-	2024

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

13. Debt

	December 31	December 31
(in millions of U.S. dollars)	2024	2023	Early Redemption Option
Repurchase agreements
Repurchase agreements (weighted average interest rate of 4.1% in 2024 and 5.4% in 2023)	$1,916	$1,824	None
Repurchase agreements – VIEs (1) (weighted average interest rate of 2.2% in 2024 and 4.9% in 2023)	815	1,009	None
Total repurchase agreements	$2,731	$2,833
Short-term debt
Chubb INA:
$700 million 3.35% senior notes due May 2024	$—	$700	Make-whole premium plus 15 bps
€700 million 0.3% senior notes due December 2024	—	760	Make-whole premium plus 15 bps
$800 million 3.15% senior notes due March 2025	800	—	Make-whole premium plus 15 bps
Total short-term debt	$800	$1,460
Long-term debt
Chubb INA:
$800 million 3.15% senior notes due March 2025	$—	$799	Make-whole premium plus 15 bps
$1,500 million 3.35% senior notes due May 2026	1,498	1,497	Make-whole premium plus 20 bps
€575 million 0.875% senior notes due June 2027	604	623	Make-whole premium plus 20 bps
€900 million 1.55% senior notes due March 2028	944	974	Make-whole premium plus 15 bps
$100 million 8.875% debentures due August 2029	100	100	None
$700 million 4.65% senior notes due August 2029	695	—	Make-whole premium plus 15 bps
€700 million 0.875% senior notes due December 2029	734	758	Make-whole premium plus 20 bps
$1,000 million 1.375% senior notes due September 2030	995	994	Make-whole premium plus 15 bps
€575 million 1.4% senior notes due June 2031	601	621	Make-whole premium plus 25 bps
$200 million 6.8% debentures due November 2031	227	230	Make-whole premium plus 25 bps
$1,600 million 5.0% senior notes due March 2034	1,588	—	Make-whole premium plus 15 bps
$300 million 6.7% senior notes due May 2036	298	298	Make-whole premium plus 20 bps
$800 million 6.0% senior notes due May 2037	909	918	Make-whole premium plus 20 bps
€900 million 2.5% senior notes due March 2038	940	971	Make-whole premium plus 25 bps
$600 million 6.5% senior notes due May 2038	710	718	Make-whole premium plus 30 bps
$475 million 4.15% senior notes due March 2043	471	471	Make-whole premium plus 15 bps
$1,500 million 4.35% senior notes due November 2045	1,487	1,486	Make-whole premium plus 25 bps
$600 million 2.85% senior notes due December 2051	594	593	Make-whole premium plus 15 bps
$1,000 million 3.05% senior notes due December 2061	984	984	Make-whole premium plus 20 bps
Total long-term debt	$14,379	$13,035
Hybrid debt
Chubb INA capital securities due April 2030	$309	$308	Redemption prices (2)
Huatai Life CNY 800 million 2.90% capital supplementary bonds due November 2034	110	—	Redeemable at par in 2029
Total hybrid debt	$419	$308
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

On July 1, 2023, Chubb assumed approximately $1.3 billion of repurchase agreements from Huatai Group upon obtaining a controlling interest and applying consolidation accounting. Certain subsidiaries of Huatai Group are the investment manager of, and maintain investments in, consolidated investment products that are considered VIEs. Under the consolidation of VIEs, the underlying assets and liabilities of these sponsored investment products are recorded at 100 percent within the Consolidated balance sheets, with the relevant amounts attributable to investors other than Chubb reflected as Noncontrolling interests. At December 31, 2024 and December 31, 2023, approximately $815 million and $1.0 billion of repurchase agreements were from VIEs, respectively. Refer to Note 1 g) to the Consolidated Financial Statements for additional information.

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

d) Hybrid debt

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

Huatai Life capital supplementary bonds
In November 2024, Huatai Life issued 800 million Chinese yuan renminbi ($111 million based on the foreign exchange rate at the date of issuance) of 2.90 percent capital supplementary bonds (Bonds), due November 2034. The Bonds will be subordinated to Huatai Life’s policy and general liabilities, are redeemable in November 2029, if certain conditions are met, and are guaranteed by Huatai Group. Principal or interest payments on the Bonds may be deferred if such payments would reduce Huatai Life's solvency adequacy ratio below a required minimum.

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

The following table presents the balance sheet location, fair value in an asset or (liability) position, and notional value/payment provision of our derivative instruments:

		December 31, 2024			December 31, 2023
	Consolidated Balance Sheet Location	Fair Value		Notional Value/ Payment Provision	Fair Value		Notional Value/ Payment Provision
		Derivative Asset	Derivative (Liability)		Derivative Asset	Derivative (Liability)
(in millions of U.S. dollars)
Investment and embedded derivatives not designated as hedging instruments:
Foreign currency forward contracts	OA / (AP)	$41	$(295)	$3,959	$27	$(94)	$3,662
Options/Futures contracts on notes and bonds	OA / (AP)	—	(8)	449	27	(42)	2,062
Convertible securities (1)	FM AFS / ES	12	—	12	56	—	64
Total		$53	$(303)	$4,420	$110	$(136)	$5,788
Other derivative instruments:
Futures contracts on equities (2)	OA / (AP)	$35	$—	$1,047	$—	$(37)	$1,157
Other	OA / (AP)	—	(2)	211	—	(5)	217
Total		$35	$(2)	$1,258	$—	$(42)	$1,374
Derivatives designated as hedging instruments:
Cross-currency swaps - fair value hedges	OA / (AP)	$103	$—	$1,579	$126	$—	$1,631
Cross-currency swaps - net investment hedges	OA / (AP)	43	(116)	2,896	10	(128)	1,619
Total		$146	$(116)	$4,475	$136	$(128)	$3,250
(1)Includes fair value of embedded derivatives.
(2)Related to MRB book of business.

At December 31, 2024 and 2023, net derivative liabilities of $199 million and $115 million, respectively, included in the table above were subject to a master netting agreement. The remaining derivatives included in the table above were not subject to a master netting agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

b) Hedge accounting
We designate certain derivatives as fair value hedges and net investment hedges for accounting purposes to hedge foreign currency exposure associated with portions of our euro denominated debt and the net investment in certain foreign subsidiaries, respectively. These derivatives comprise cross-currency swaps, which are agreements under which two counterparties exchange interest payments and principal denominated in different currencies at a future date. These hedges have been and are expected to be highly effective.

(i) Cross-currency swaps - fair value hedges
Chubb holds certain cross-currency swaps designated as fair value hedges. The objective of these cross-currency swaps is to hedge the foreign currency risk on €1.5 billion, or approximately $1.6 billion at December 31, 2024, of euro denominated debt by converting cash flows back into the U.S. dollar.

These hedges are carried at fair value, with changes in fair value recorded in Other comprehensive income (OCI). The gains or losses on the fair value hedges offsetting the foreign currency remeasurement on the hedged euro denominated senior notes are reclassified from OCI into Net realized gains (losses), and an additional portion is reclassified into Interest expense as follows:

	Year Ended December 31
(pre-tax, in millions of U.S. dollars)	2024	2023
Gain (loss) recognized in OCI	$(38)	$101
Net realized gain (loss) reclassified from OCI	(103)	50
Interest expense reclassified from OCI	(15)	(16)
OCI gain (loss) after reclassifications	$80	$67

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

These net investment hedges are carried at fair value, with changes in fair value recorded in Cumulative translation adjustments (CTA) within OCI, and a portion reclassified to Interest expense. The mark-to-market adjustments for foreign currency changes will remain in CTA until the underlying hedge subsidiary is deconsolidated or hedge accounting is discontinued.

	Year Ended December 31
(pre-tax, in millions of U.S. dollars)	2024	2023
Gain (loss) recognized in OCI	$58	$(58)
Interest income reclassified from OCI	19	13
OCI gain (loss) after reclassifications	$39	$(71)

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

	Year Ended December 31
(in millions of U.S. dollars)	2024	2023	2022
Investment and embedded derivative instruments:
Foreign currency forward contracts	$(213)	$(50)	$(339)
Options/Futures contracts on notes and bonds	22	(2)	297
Convertible securities (1)	2	(1)	(1)
Total investment and embedded derivative instruments	$(189)	$(53)	$(43)
Other derivative instruments:
Futures contracts on equities (2)	(165)	(189)	187
Other	(4)	(10)	(11)
Total other derivative instruments	$(169)	$(199)	$176
Total	$(358)	$(252)	$133
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

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

The following table presents the carrying value of collateral held under securities lending agreements by investment category and remaining contractual maturity of the underlying agreements:

	Remaining contractual maturity
	December 31, 2024	December 31, 2023
(in millions of U.S. dollars)	Overnight and Continuous
Collateral held under securities lending agreements:
Cash	$557	$555
U.S. Treasury / Agency	145	33
Non-U.S.	663	621
Corporate and asset-backed securities	49	57
Municipal	3	6
Equity securities	28	27
Total	$1,445	$1,299
Gross amount of recognized liability for securities lending payable	$1,445	$1,299
At December 31, 2024 and 2023, our repurchase agreement obligations of $2,731 million and $2,833 million, respectively, were fully collateralized. In contrast to securities lending programs, the use of cash received is not restricted for the repurchase

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

obligations. The fair value of the underlying securities sold remains in Fixed maturities available-for-sale or Other investments, and the repurchase agreement obligation is recorded in Repurchase agreements in the Consolidated balance sheets.
The following table presents the carrying value of collateral pledged under repurchase agreements by investment category and remaining contractual maturity of the underlying agreements:

		Remaining contractual maturity
	December 31, 2024					December 31, 2023
	Up to 30 Days	30-90 Days	Greater than 90 Days		Up to 30 Days	30-90 Days	Greater than 90 Days	Total
(in millions of U.S. dollars)				Total
Collateral pledged under repurchase agreements:
Cash	$—	$19	$2	$21	$—	$33	$1	$34
Non-U.S.	1,387	—	—	1,387	1,355	—	—	1,355
U.S. Treasury / Agency	—	—	104	104	—	105	—	105
Mortgage-backed securities	—	454	924	1,378	—	913	517	1,430
Total	$1,387	$473	$1,030	$2,890	$1,355	$1,051	$518	$2,924
Gross amount of recognized liabilities for repurchase agreements				$2,731				$2,833
Difference (1)				$159				$91
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

e) Concentrations of credit risk
Our investment portfolio is managed following prudent standards of diversification. Specific provisions limit the allowable holdings of a single issue and issuer. We believe that there are no significant concentrations of credit risk associated with our investments. Our three largest corporate exposures by issuer at December 31, 2024, were Bank of America Corp, Morgan Stanley, and JPMorgan Chase & Co. Our largest exposure by industry at December 31, 2024, was financial services.

We market our insurance and reinsurance worldwide primarily through insurance and reinsurance brokers. We assume a degree of credit risk associated with brokers with whom we transact business. Marsh & McLennan Companies, Inc. generated or placed approximately 11 percent of our gross premiums written for each of the years ended December 31, 2024, 2023, and 2022. This entity is a large, well-established company, and there are no indications that it is financially troubled at December 31, 2024. No other broker or one insured accounted for more than 10 percent of our gross premiums written for these years.

f) Fixed maturities
At December 31, 2024 and 2023, commitments to purchase fixed income securities over the next several years were approximately $1.3 billion and $1.0 billion, respectively.

g) Private equities
Private equities in the Consolidated balance sheets are investments in limited partnerships and partially-owned investment companies. At December 31, 2024, private equities with a carrying value of $14.5 billion had commitments that could require funding of up to $6.4 billion over the next several years. At December 31, 2023, these investments had a carrying value of $13.9 billion with commitments of up to $6.2 billion. The remaining private equities had no funding commitments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

h) Letters of credit
We have access to capital markets and to credit facilities with letter of credit (LOC) capacity of $4.1 billion, $3.0 billion of which can be used for revolving credit. Our existing credit facilities have remaining terms expiring through December 2028, including our $3.0 billion group syndicated credit facility expiring in October 2027. Our LOC usage was $978 million and $948 million at December 31, 2024 and 2023, respectively.

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

j) Lease commitments
At December 31, 2024 and 2023, the right-of-use asset was $824 million and $784 million, respectively, recorded within Other assets, and the lease liability was $942 million and $832 million, respectively, recorded within Accounts payable, accrued expenses, and other liabilities on the Consolidated balance sheets. These leases consist principally of real estate operating leases that are amortized on a straight-line basis over the term of the lease, which expire at various dates. As of December 31, 2024, the weighted average remaining lease term and weighted average discount rate for the operating leases was 13.3 years and 4.6 percent, respectively. Rent expense was $214 million, $181 million, and $161 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Future minimum lease payments under the operating leases are expected to be as follows:

For the years ending December 31
(in millions of U.S. dollars)
Undiscounted cash flows:
2025	$178
2026	154
2027	117
2028	90
2029	74
Thereafter	759
Total undiscounted lease payments	$1,372
Less: Present value adjustment	430
Net lease liabilities reported as of December 31, 2024	$942

As of December 31, 2024, we have a lease commitment for office space that is not yet recorded on our Consolidated balance sheet and is not included in the total obligations referenced above. The lease is expected to commence in 2025 with an initial term of approximately 23 years. Total cash requirements are estimated at approximately $400 million over the term of the lease.

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

Dividend approval
At our May 2024 annual general meeting, our shareholders approved an annual dividend for the following year of up to $3.64 per share, expected to be paid in four quarterly installments of $0.91 per share after the annual general meeting by way of distribution from capital contribution reserves, transferred to free reserves for payment. The Board of Directors (Board) will determine the record and payment dates at which the annual dividend may be paid until the date of the 2025 annual general meeting, and is authorized to abstain from distributing a dividend at its discretion. The first three quarterly installments each of $0.91 per share, have been distributed by the Board as expected.

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

The following table presents dividend distributions per Common Share in Swiss francs (CHF) and U.S. dollars (USD):

	Year Ended December 31
		2024		2023		2022
	CHF	USD	CHF	USD	CHF	USD
Total dividend distributions per common share	3.15	$3.59	3.05	$3.41	3.11	$3.29

b) Shares issued, outstanding, authorized, and conditional

	Year Ended December 31
	2024	2023	2022
Common Shares authorized and issued, beginning of year	431,451,586	446,376,614	474,021,114
Cancellation of treasury shares	(11,825,600)	(14,925,028)	(27,644,500)
Common Shares authorized and issued, end of year	419,625,986	431,451,586	446,376,614
Common Shares in treasury, beginning of year	(26,181,949)	(31,781,758)	(47,448,502)
Net shares issued under employee share-based compensation plans	2,952,591	2,500,381	2,947,272
Shares repurchased	(7,518,565)	(11,825,600)	(14,925,028)
Cancellation of treasury shares	11,825,600	14,925,028	27,644,500
Common Shares in treasury, end of year	(18,922,323)	(26,181,949)	(31,781,758)
Common Shares outstanding, end of year	400,703,663	405,269,637	414,594,856

Increases in Common Shares in treasury are due to open market repurchases of Common Shares, the surrender of Common Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock, and the forfeiture of unvested restricted stock. Decreases in Common Shares in treasury are principally due to grants of restricted stock, exercises of stock options, purchases under the Employee Stock Purchase Plan (ESPP), and share cancellations. At our May 2024 annual general meeting, our shareholders approved the cancellation of 11,825,600 shares purchased under our share repurchase programs

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

during 2023. The capital reduction was subject to publication requirements and became effective in accordance with Swiss law on May 21, 2024. At our May 2023 annual general meeting, our shareholders approved the cancellation of 14,925,028 shares purchased under our share repurchase programs during 2022. The capital reduction was subject to publication requirements and became effective in accordance with Swiss law on May 22, 2023. At our May 2022 annual general meeting, our shareholders approved the cancellation of 13,179,100 shares purchased under our share repurchase program during the last six months of 2021. The capital reduction by cancellation of shares was subject to publication requirements and a two-month waiting period in accordance with Swiss law and became effective on August 4, 2022. At the Chubb Limited Extraordinary General Meeting of Shareholders, held on November 3, 2021, shareholders approved the cancellation of 14,465,400 shares repurchased under our share repurchase program during the first six months of 2021. The capital reduction by cancellation of shares was subject to publication requirements and a two-month waiting period in accordance with Swiss law and became effective on January 17, 2022.

Capital band for share capital increases and reductions
In accordance with Swiss law, the Board has shareholder-approved authority as set forth in the Articles of Association to increase or decrease the share capital by up to 20 percent from time to time until May 16, 2025, within the upper limit of CHF 251,775,591.50, corresponding to 503,551,183 registered shares, each to be fully paid up, with a par value of CHF 0.50 each, and the lower limit of CHF 167,850,394.50, corresponding to 335,700,789 registered shares, each to be fully paid up, with a par value of CHF 0.50 each. Any such increases or decreases would be subject to Swiss law and procedures and the Articles of Association.

Conditional share capital for bonds and similar debt instruments
Chubb's share capital may be increased through the issuance of a maximum of 33,000,000 fully paid up Common Shares (with a par value of CHF 0.50 as of December 31, 2024) through the exercise of conversion and/or option or warrant rights granted in connection with bonds, notes, or similar instruments, issued or to be issued by Chubb, including convertible debt instruments.

Conditional share capital for employee benefit plans
Chubb's share capital may be increased through the issuance of a maximum of 25,410,929 fully paid up Common Shares (with a par value of CHF 0.50 as of December 31, 2024) in connection with the exercise of option rights granted to any employee of Chubb, director or other person providing services to Chubb.

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

Share repurchases may be in the open market, in privately negotiated transactions, block trades, accelerated repurchases and through option or other forward transactions. The following table presents repurchases of Chubb's Common Shares conducted in a series of open market transactions under the Board authorizations:

	Year Ended December 31			January 1, 2025 through
(in millions of U.S. dollars, except share data)	2024	2023	2022	February 26, 2025
Number of shares repurchased	7,518,565	11,825,600	14,925,028	543,782
Cost of shares repurchased	$2,024	$2,478	$3,014	$148

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

would confer voting rights with respect to ten percent or more of the registered share capital recorded in the commercial register.

e) Accumulated other comprehensive income (loss)
The following table presents changes in accumulated other comprehensive income (loss):

	Year Ended December 31
(in millions of U.S. dollars)	2024	2023	2022
Accumulated other comprehensive income (loss) (AOCI)
Net unrealized appreciation (depreciation) on investments
Balance – beginning of year, net of tax	$(4,177)	$(7,279)	$2,256
Change in year, before reclassification from AOCI (before tax)	(553)	2,948	(11,627)
Amounts reclassified from AOCI (before tax)	302	500	1,049
Change in year, before tax	(251)	3,448	(10,578)
Income tax (expense) benefit	(110)	(328)	1,043
Total other comprehensive income (loss)	(361)	3,120	(9,535)
Noncontrolling interests, net of tax	14	18	—
Balance – end of year, net of tax	(4,552)	(4,177)	(7,279)
Current discount rate on liability for future policy benefits
Balance – beginning of year, net of tax	51	(75)	(1,399)
Change in year, before tax	(701)	84	1,480
Income tax (expense) benefit	8	16	(156)
Total other comprehensive income (loss)	(693)	100	1,324
Noncontrolling interests, net of tax	(103)	(26)	—
Balance – end of year, net of tax	(539)	51	(75)
Instrument-specific credit risk on market risk benefits
Balance – beginning of year, net of tax	(22)	(24)	(57)
Change in year, before tax	7	2	33
Income tax expense	(1)	—	—
Total other comprehensive income	6	2	33
Noncontrolling interests, net of tax	—	—	—
Balance – end of year, net of tax	(16)	(22)	(24)
Cumulative foreign currency translation adjustment
Balance – beginning of year, net of tax	(2,945)	(2,966)	(2,114)
Change in year, before reclassification from AOCI (before tax)	(1,158)	—	(907)
Amounts reclassified from AOCI (before tax)	(19)	(13)	(4)
Change in year, before tax	(1,177)	(13)	(911)
Income tax benefit	39	27	59
Total other comprehensive income (loss)	(1,138)	14	(852)
Noncontrolling interests, net of tax	(58)	(7)	—
Balance – end of year, net of tax	(4,025)	(2,945)	(2,966)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

	Year Ended December 31
(in millions of U.S. dollars)	2024	2023	2022
Accumulated other comprehensive income (loss) (AOCI) - continued
Fair value hedging instruments
Balance – beginning of year, net of tax	(13)	(66)	—
Change in year, before reclassification from AOCI (before tax)	(38)	101	17
Amounts reclassified from AOCI (before tax)	118	(34)	(100)
Change in year, before tax	80	67	(83)
Income tax (expense) benefit	(17)	(14)	17
Total other comprehensive income (loss)	63	53	(66)
Noncontrolling interests, net of tax	—	—	—
Balance – end of year, net of tax	50	(13)	(66)
Postretirement benefit liability adjustment
Balance – beginning of year, net of tax	297	225	240
Change in year, before tax	177	90	(17)
Income tax (expense) benefit	(36)	(18)	2
Total other comprehensive income (loss)	141	72	(15)
Noncontrolling interests, net of tax	—	—	—
Balance – end of year, net of tax	438	297	225
Accumulated other comprehensive loss	$(8,644)	$(6,809)	$(10,185)

The following table presents reclassifications from accumulated other comprehensive income (loss) to the consolidated statements of operations:

				Consolidated Statement of Operations Location
	Year Ended December 31
(in millions of U.S. dollars)	2024	2023	2022
Fixed maturities available-for-sale	$(302)	$(500)	$(1,049)	Net realized gains (losses)
Income tax benefit	92	62	170	Income tax expense
	$(210)	$(438)	$(879)	Net income
Cumulative foreign currency translation adjustment
Cross-currency swaps	$19	$13	$4	Interest expense
Income tax expense	(4)	(3)	(1)	Income tax expense
	$15	$10	$3	Net income
Net gains (losses) of fair value hedging instruments
Cross-currency swaps	$(103)	$50	$105	Net realized gains (losses)
Cross-currency swaps	(15)	(16)	(5)	Interest expense
Income tax (expense) benefit	25	(7)	(21)	Income tax expense
	$(93)	$27	$79	Net income
Total amounts reclassified from AOCI	$(288)	$(401)	$(797)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

16. Share-based compensation

Chubb has share-based compensation plans which currently provide the Board the ability to grant awards of stock options, restricted stock, and restricted stock units to its employees and members of the Board.

In May 2021, our shareholders approved the Chubb Limited 2016 Long-Term Incentive Plan, as amended and restated (the Amended 2016 LTIP). Under the Amended 2016 LTIP, Common Shares of Chubb are authorized to be issued pursuant to awards, including incentive and non-qualified stock options, stock appreciation rights, performance shares, performance stock units, restricted stock, and restricted stock units. Under the Chubb Deferred Stock Unit Plan, a sub-plan of the Amended 2016 LTIP, eligible participants may defer vested performance stock units and restricted stock units to the extent such awards are U.S.-allocated compensation.

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

In addition, Chubb grants performance-based restricted stock as performance shares and performance stock units to certain executives that vest based on certain performance criteria as compared to a defined group of peer companies. Performance shares and performance stock units comprise both target and premium awards that cliff vest at the end of a 3-year performance period based on both Chubb tangible book value (Chubb shareholders' equity less goodwill and intangible assets attributable to Chubb, net of tax) per share growth and P&C combined ratio compared to a defined group of peer companies. Premium awards are subject to an additional vesting provision based on total shareholder return (TSR) compared to the peer group. Performance shares and performance stock units representing target awards and premium awards are issued when the awards are approved and are subject to forfeiture if applicable performance criteria are not met at the end of the 3-year performance period. Chubb recognizes compensation cost for performance-based restricted stock when we conclude that it is probable that the performance conditions will be achieved.

Under the Amended 2016 LTIP, 32,900,000 Common Shares are authorized to be issued (which includes all shares available for delivery since the establishment of the Chubb Limited 2016 Long-Term Incentive Plan in 2016). This is in addition to any shares subject to awards outstanding under the ACE Limited 2004 Long-Term Incentive Plan (2004 LTIP) immediately prior to the effective date of the Amended 2016 LTIP that are forfeited, expired or canceled after such effective date without delivery of shares (or which result in forfeiture of shares back to Chubb). At December 31, 2024, a total of 10,072,965 shares remain available for future issuance under the Amended 2016 LTIP, which includes shares forfeited, expired or canceled relating to grants under the 2004 LTIP.

Under the Employee Stock Purchase Plan (ESPP), 9,000,000 shares are authorized to be issued. At December 31, 2024, a total of 2,738,105 shares remain available for issuance under the ESPP.

Chubb generally issues Common Shares for the exercise of stock options, restricted stock, and purchases under the ESPP from Common Shares in treasury.

The following table presents pre-tax and after-tax share-based compensation expense:

	Year Ended December 31
(in millions of U.S. dollars)	2024	2023	2022
Stock options and shares issued under ESPP:
Pre-tax	$83	$71	$60
After-tax (1)	$49	$56	$38
Restricted stock:
Pre-tax	$274	$253	$230
After-tax (1)	$210	$202	$179
(1)The windfall tax benefit recorded to Income tax expense in the Consolidated statement of operations was $42 million, $19 million, and $29 million for the years ended December 31, 2024, 2023, and 2022, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Unrecognized compensation expense related to the unvested portion of Chubb's employee share-based awards of restricted stock, restricted stock units, and stock options was $400 million at December 31, 2024, and is expected to be recognized over a weighted-average period of approximately 1.5 years.
Stock options
Both incentive and non-qualified stock options are principally granted at an option price per share equal to the grant date fair value of Chubb's Common Shares. Stock options are generally granted with a 3-year vesting period and a 10-year term. Stock options vest in equal annual installments over the respective vesting period, which is also the requisite service period.

Chubb's 2024 share-based compensation expense includes a portion of the cost related to the 2021 through 2024 stock option grants. Stock option fair value was estimated on the grant date using the Black-Scholes option-pricing model that uses the weighted-average assumptions noted below:

	Year Ended December 31
	2024	2023	2022
Dividend yield	1.4%	1.7%	1.7%
Expected volatility	22.0%	23.0%	20.1%
Risk-free interest rate	4.3%	4.1%	1.9%
Expected life	5.7 years	5.7 years	5.8 years

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

The following table presents a roll-forward of Chubb's stock options:

(Intrinsic Value in millions of U.S. dollars)	Number of Options	Weighted-Average Exercise Price	Weighted-Average Fair Value	Total Intrinsic Value
Options outstanding, December 31, 2021	10,762,487	$133.94
Granted	1,731,904	$198.36	$35.46
Exercised	(1,878,147)	$117.83		$163
Forfeited and expired	(205,966)	$171.45
Options outstanding, December 31, 2022	10,410,278	$146.81
Granted	1,540,002	$208.60	$51.32
Exercised	(1,249,350)	$127.45		$107
Forfeited and expired	(220,046)	$191.57
Options outstanding, December 31, 2023	10,480,884	$157.24
Granted	1,360,644	$254.84	$64.15
Exercised	(2,173,668)	$136.82		$265
Forfeited and expired	(156,141)	$218.64
Options outstanding, December 31, 2024	9,511,719	$174.86		$965
Options exercisable, December 31, 2024	6,807,857	$153.29		$837

The weighted-average remaining contractual term was 5.6 years for stock options outstanding and 4.5 years for stock options exercisable at December 31, 2024. Cash received from the exercise of stock options totaled $295 million, $158 million, and $216 million for the years ended December 31, 2024, 2023, and 2022, respectively.

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

Chubb's 2024 share-based compensation expense includes a portion of the cost related to the restricted stock granted in the years 2020 through 2024.

The following table presents a roll-forward of our restricted stock awards and restricted stock units. Included in the roll-forward below are 10,388 restricted stock awards, 12,994 restricted stock awards, and 13,440 restricted stock awards that were granted to non-management directors during the years ended December 31, 2024, 2023, and 2022, respectively:

	Service-based Restricted Stock Awards and Restricted Stock Units		Performance-based Restricted Stock Awards and Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested restricted stock, December 31, 2021	3,051,811	$152.19	697,191	$151.74
Granted	1,193,016	$199.18	296,944	$199.09
Vested	(1,191,452)	$148.18	(199,343)	$133.90
Forfeited	(199,505)	$168.12	—	$—
Unvested restricted stock, December 31, 2022	2,853,870	$172.39	794,792	$173.83
Granted	1,166,706	$208.07	407,825	$208.60
Vested	(1,142,911)	$161.88	(203,533)	$150.11
Forfeited	(203,850)	$186.58	—	$—
Unvested restricted stock, December 31, 2023	2,673,815	$191.35	999,084	$192.85
Granted	1,009,991	$255.16	392,775	$254.34
Vested	(1,077,560)	$181.12	(294,315)	$164.75
Forfeited	(146,931)	$213.90	—	$—
Unvested restricted stock, December 31, 2024	2,459,315	$220.78	1,097,544	$222.39

Cash used to settle taxes on vested shares totaled $128 million, $101 million, and $101 million for the years ended December 31, 2024, 2023, and 2022, respectively and is included in Other in cash flows from financing activities in the Consolidated statements of cash flows.

Prior to 2009, legacy ACE granted restricted stock units with a 1-year vesting period to non-management directors. Delivery of Common Shares on account of these restricted stock units to non-management directors is deferred until after the date of the non-management directors' termination from the Board. Legacy Chubb Corp historically allowed directors and certain key employees of Chubb Corp and its subsidiaries to defer a portion of their compensation earned with respect to services performed in the form of deferred stock units. In addition, legacy Chubb Corp provided supplemental retirement benefits for certain employees through its Defined Contribution Excess Benefit Plan in the form of deferred shares of stock. The minimum vesting period under these legacy Chubb Corp deferred plans was 1-year and the maximum was 3-years. Employees and directors had the option to elect to receive their awards at a future specified date or upon their termination of service with Chubb. At December 31, 2024, there were 97,982 deferred restricted stock units.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

ESPP
The ESPP gives participating employees the right to purchase Common Shares through payroll deductions during consecutive subscription periods at a purchase price of 85 percent of the fair value of a Common Share on the exercise date (Purchase Price). Annual purchases by participants are limited to the number of whole shares that can be purchased by an amount equal to ten percent of the participant's compensation or $25,000, whichever is less. The ESPP has two six-month subscription periods each year, the first of which runs between January 1 and June 30 and the second of which runs between July 1 and December 31. The amounts collected from participants during a subscription period are used on the exercise date to purchase full shares of Common Shares. An exercise date is generally the last trading day of a subscription period. The number of shares purchased is equal to the total amount, at the exercise date, collected from the participants through payroll deductions for that subscription period, divided by the Purchase Price, rounded down to the next full share. Participants may withdraw from an offering before the exercise date and obtain a refund of amounts withheld through payroll deductions. Pursuant to the provisions of the ESPP, during the years ended December 31, 2024, 2023, and 2022, employees paid $61 million, $54 million, and $48 million to purchase 272,350 shares, 305,604 shares, and 271,650 shares, respectively.

17. Postretirement benefits

Chubb provides postretirement benefits to eligible employees and their dependents through various defined contribution plans sponsored by Chubb. In addition, for certain employees, Chubb sponsors other postretirement benefit plans and defined benefit pension plans.
Defined contribution plans (including 401(k))
Under these plans, employees' contributions may be supplemented by Chubb matching contributions based on the level of employee contribution. These contributions are invested at the election of each employee in one or more of several investment portfolios offered by a third-party investment advisor. Expenses for these plans totaled $298 million, $283 million, and $230 million for the years ended December 31, 2024, 2023, and 2022, respectively.

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

Amendments to U.S. qualified and excess pension plans and U.S. retiree healthcare plan
In 2016, we harmonized and amended several of our U.S. retirement programs to create a unified retirement savings program. The amendments required a remeasurement of the plan assets and benefit obligations with updated assumptions, including discount rates and the expected return on assets. In 2020, we transitioned from a traditional defined benefit pension program that had been in effect for certain employees to a defined contribution program. Additionally, after 2025, we plan to eliminate a subsidized U.S. retiree healthcare and life insurance plan that is currently in place for certain employees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Obligations and funded status
The funded status of the pension and other postretirement benefit plans as well as the amounts recognized in the Consolidated balance sheets and Accumulated other comprehensive income (loss) at December 31, 2024 and 2023, was as follows:

	Pension Benefit Plans				Other Postretirement Benefit Plans
	2024		2023		2024	2023
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
(in millions of U.S. dollars)
Benefit obligation, beginning of year	$2,833	$743	$2,781	$697	$36	$43
Service cost	—	9	—	7	1	—
Interest cost	134	36	138	36	2	2
Actuarial loss (gain)	(162)	(54)	82	29	(2)	2
Benefits paid	(151)	(37)	(168)	(38)	(10)	(12)
Amendments	—	1	—	—	—	—
Curtailments	—	—	—	—	—	—
Settlements	—	—	—	(5)	—	—
Foreign currency revaluation and other	—	(14)	—	17	(2)	1
Benefit obligation, end of year	$2,654	$684	$2,833	$743	$25	$36
Plan assets at fair value, beginning of year	$3,589	$986	$3,316	$938	$69	$81
Actual return on plan assets	243	12	417	57	3	4
Employer contributions	6	13	24	15	—	1
Benefits paid	(151)	(37)	(168)	(38)	(10)	(17)
Settlements	—	—	—	(8)	—	—
Foreign currency revaluation and other	—	(9)	—	22	—	—
Plan assets at fair value, end of year	$3,687	$965	$3,589	$986	$62	$69
Funded status at end of year	$1,033	$281	$756	$243	$37	$33
Amounts recognized in the Consolidated balance sheets:
Assets	$1,074	$335	$801	$300	$57	$54
Liabilities	(41)	(54)	(45)	(57)	(20)	(21)
Total	$1,033	$281	$756	$243	$37	$33
Amounts recognized in Accumulated other comprehensive income (loss), pre-tax, not yet recognized in net periodic cost (benefit):
Net actuarial loss (gain)	$(563)	$11	$(404)	$29	$(11)	$(10)
Prior service cost (benefit)	—	8	—	8	(3)	(4)
Total	$(563)	$19	$(404)	$37	$(14)	$(14)

For the U.S. pension plans, the $162 million actuarial gain and $82 million actuarial loss experienced in 2024 and 2023, respectively, were principally driven by the change in discount rates. In addition, for the non-U.S. pension plans, the $54 million actuarial gain and $29 million actuarial loss experienced in 2024 and 2023, respectively, were principally driven by the change in discount rates.
The accumulated benefit obligation for the pension benefit plans was $3.3 billion and $3.5 billion at December 31, 2024 and 2023, respectively. The accumulated benefit obligation is the present value of pension benefits earned as of the measurement date based on employee service and compensation prior to that date. For the non-U.S. pension plans, this differs from the pension (projected) benefit obligation in the table above in that the accumulated benefit obligation includes no assumptions regarding future compensation levels.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Chubb’s funding policy is to contribute amounts that meet regulatory requirements plus additional amounts determined based on actuarial valuations, market conditions and other factors. All benefit plans satisfy minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA).

The following table provides information on pension plans where the benefit obligation is in excess of plan assets at December 31, 2024 and 2023:

	2024		2023
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
(in millions of U.S. dollars)
Plans with projected benefit obligation in excess of plan assets:
Projected benefit obligation	$41	$95	$45	$101
Fair value of plan assets	—	41	—	44
Net funded status	$(41)	$(54)	$(45)	$(57)
Plans with accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	$41	$70	$45	$73
Fair value of plan assets	$—	$38	$—	$40

For other postretirement benefit plans with an accumulated benefit obligation in excess of plan assets, the accumulated benefit obligation was $20 million and $21 million at December 31, 2024 and 2023, respectively. These plans have no plan assets.

At December 31, 2024, we estimate that we will contribute $15 million to the pension plans and $1 million to the other postretirement benefits plan in 2025. The estimate is subject to change due to contribution decisions that are affected by various factors including our liquidity, market performance, and management discretion.
At December 31, 2024, our estimated expected future benefit payments are as follows:

	Pension Benefit Plans		Other Postretirement Benefit Plans
For the years ending December 31	U.S. Plans	Non-U.S. Plans
(in millions of U.S. dollars)
2025	$184	$42	$5
2026	187	35	1
2027	190	35	1
2028	193	38	1
2029	196	40	1
2030-2034	982	237	6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The weighted-average assumptions used to determine the projected benefit obligation were as follows:

	Pension Benefit Plans
	U.S. Plans	Non-U.S. Plans	Other Postretirement Benefit Plans

December 31, 2024
Discount rate	5.56%	5.62%	6.46%
Rate of compensation increase (1)	N/A	3.61%	N/A
Interest crediting rate	4.43%
December 31, 2023
Discount rate	4.98%	5.03%	6.01%
Rate of compensation increase (1)	N/A	3.73%	N/A
Interest crediting rate	4.55%
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

The components of net pension and other postretirement benefit costs (benefits) reflected in Net income and other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) were as follows:

	Pension Benefit Plans						Other Postretirement Benefit Plans
	U.S. Plans			Non-U.S. Plans
Year Ended December 31	2024	2023	2022	2024	2023	2022	2024	2023	2022
(in millions of U.S. dollars)
Costs reflected in Net income, pre-tax:
Service cost	$—	$—	$—	$9	$7	$4	$1	$—	$1
Non-service cost (benefit):
Interest cost	134	138	85	36	36	23	2	2	1
Expected return on plan assets	(244)	(225)	(283)	(50)	(51)	(43)	(3)	(3)	(1)
Amortization of net actuarial (gain) loss	(2)	—	—	1	—	—	(2)	(1)	—
Amortization of prior service cost (benefit)	—	—	—	—	1	—	(1)	—	—
Curtailments	—	—	—	—	—	—	—	—	—
Settlements	1	3	—	1	4	—	—	—	—
Total non-service cost (benefit)	(111)	(84)	(198)	(12)	(10)	(20)	(4)	(2)	—
Net periodic benefit cost (benefit)	$(111)	$(84)	$(198)	$(3)	$(3)	$(16)	$(3)	$(2)	$1
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss)
Net actuarial loss (gain)	$(161)	$(111)	$85	$(15)	$22	$(67)	$(3)	$2	$(1)
Prior service cost (benefit)	—	—	—	—	—	—	—	—	—
Amortization of net actuarial gain (loss)	2	—	—	(1)	—	—	2	1	—
Amortization of prior service benefit	—	—	—	—	—	—	1	—	—
Curtailments	—	—	—	—	—	—	—	—	—
Settlements	(1)	(3)	—	(1)	(1)	—	—	—	—
Total decrease (increase) in other comprehensive income (loss), pre-tax	$(160)	$(114)	$85	$(17)	$21	$(67)	$—	$3	$(1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The line items in which the service cost and non-service cost (benefit) components of net periodic benefit cost (benefit) are included in the Consolidated statements of operations were as follows:

	Pension Benefit Plans			Other Postretirement Benefit Plans
Year Ended December 31	2024	2023	2022	2024	2023	2022
(in millions of U.S. dollars)
Service cost:
Losses and loss expenses	$—	$—	$—	$—	$—	$—
Administrative expenses	9	7	4	1	—	1
Total service cost	9	7	4	1	—	1
Non-service cost (benefit):
Losses and loss expenses	(12)	(9)	(20)	(1)	—	—
Administrative expenses	(111)	(85)	(198)	(3)	(2)	—
Total non-service cost (benefit)	(123)	(94)	(218)	(4)	(2)	—
Net periodic benefit cost (benefit)	$(114)	$(87)	$(214)	$(3)	$(2)	$1

The weighted-average assumptions used to determine the net periodic pension and other postretirement benefit costs were as follows:

	Pension Benefit Plans
	U.S. Plans	Non-U.S. Plans	Other Postretirement Benefit Plans
Year Ended December 31
2024
Discount rate in effect for determining service cost	N/A	6.67%	5.23%
Discount rate in effect for determining interest cost	4.88%	5.12%	6.01%
Rate of compensation increase	N/A	3.73%	N/A
Expected long-term rate of return on plan assets	7.00%	5.24%	4.00%
Interest crediting rate	4.55%	N/A	N/A
2023
Discount rate in effect for determining service cost	N/A	6.57%	5.67%
Discount rate in effect for determining interest cost	5.13%	5.28%	5.84%
Rate of compensation increase	N/A	3.98%	N/A
Expected long-term rate of return on plan assets	7.00%	5.42%	4.00%
Interest crediting rate	4.32%	N/A	N/A
2022
Discount rate in effect for determining service cost	N/A	7.23%	3.22%
Discount rate in effect for determining interest cost	2.34%	2.13%	1.89%
Rate of compensation increase	N/A	3.63%	N/A
Expected long-term rate of return on plan assets	7.00%	3.44%	1.00%
Interest crediting rate	4.10%	N/A	N/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The weighted-average healthcare cost trend rate assumptions used to measure the expected cost of healthcare benefits were as follows:

	U.S. Plans			Non-U.S. Plans
	2024	2023	2022	2024	2023	2022
Healthcare cost trend rate	6.52%	5.57%	5.72%	4.94%	5.08%	5.28%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.00%	4.00%	4.00%	4.10%	4.08%	4.04%
Year that the rate reaches the ultimate trend rate	2048	2046	2046	2040	2040	2040

Plan Assets
The long-term objective of the pension plan is to provide sufficient funding to cover expected benefit obligations, while assuming a prudent level of portfolio risk. The assets of the pension plan are invested, either directly or through pooled funds, in a diversified portfolio of predominately equity securities and fixed maturities. We seek to obtain a rate of return that over time equals or exceeds the returns of the broad markets in which the plan assets are invested. The target allocation of U.S. plan assets is 55 percent to 65 percent invested in equity securities (including certain other investments measured using NAV), with the remainder primarily invested in fixed maturities and private equity investments. The target allocation of non-U.S. plans varies by country, but the plan assets are principally invested in fixed maturities. We rebalance our pension assets to the target allocation as market conditions permit. We determined the expected long-term rate of return assumption for each asset class based on an analysis of the historical returns and the expectations for future returns. The expected long-term rate of return for the portfolio is a weighted aggregation of the expected returns for each asset class.

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

December 31, 2024	Pension Benefit Plans
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
U.S. Plans:
Short-term investments	$59	$—	$—	$59
U.S. Treasury / Agency	453	88	—	541
Non-U.S. and corporate bonds	—	593	—	593
Municipal	—	6	—	6
Equity securities	1,547	—	—	1,547
Investment derivative instruments	1	—	—	1
Total U.S. Plan assets (1)	$2,060	$687	$—	$2,747
Non-U.S. Plans:
Short-term investments	$22	$—	$—	$22
Non-U.S. and corporate bonds	—	435	—	435
Equity securities	38	225	5	268
Total Non-U.S. Plan assets (1)	$60	$660	$5	$725
(1)Excluded from the table above are $714 million and $222 million of other investments related to the U.S. Plans and Non-U.S. Plans, respectively, private equities of $223 million and $18 million in U.S. Plans and Non-U.S. Plans, respectively, measured using NAV as a practical expedient, and $3 million in cash and accrued income related to the U.S. Plans.

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

At December 31, 2024, the other postretirement benefit plan had $62 million of plan assets, of which $23 million of fixed maturities were categorized as Level 2, and $39 million of other investments were measured using NAV as a practical expedient. At December 31, 2023, the other postretirement benefit plan had $69 million of plan assets, of which $34 million of fixed maturities were categorized as Level 2, and $35 million of other investments were measured using NAV as a practical expedient.

18. Other income and expense

	Year Ended December 31
(in millions of U.S. dollars)	2024	2023	2022
Equity in net income (loss) of partially-owned entities	$967	$867	$1
Gains (losses) from fair value changes in separate account assets	(8)	(45)	(42)
Asset management and performance fee revenue	265	136	—
Asset management and performance fee expense	(146)	(75)	—
Federal excise and capital taxes	(21)	(24)	(21)
Other	(34)	(23)	(27)
Total	$1,023	$836	$(89)

Equity in net income of partially-owned entities includes our share of net income or loss, both underlying operating income and mark-to-market movement, related to partially-owned investment companies (private equity) where we own more than three percent, and partially-owned insurance companies. This line item includes mark-to-market gains (losses) on private equities of $537 million, $434 million, and $(219) million for the years ended December 31, 2024, 2023, and 2022, respectively.

Other income and expense includes net income attributable to our investment in Huatai under the equity method of accounting comprising income (expense) of $36 million through June 30, 2023, and $(11) million for the year ended December 31, 2022. Effective July 1, 2023, we discontinued the equity method of accounting and include the results of operations of Huatai in our consolidated results.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

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

19. Segment information

Chubb operates through six business segments: North America Commercial P&C Insurance, North America Personal P&C Insurance, North America Agricultural Insurance, Overseas General Insurance, Global Reinsurance, and Life Insurance. These segments distribute their products through various forms of brokers, agencies, and direct marketing programs. All business segments have established relationships with reinsurance intermediaries. Effective July 1, 2023, the results of Huatai’s life and asset management businesses, included within the Life Insurance segment, and the results of Huatai’s P&C insurance business, included within Overseas General Insurance, are presented gross within Underwriting income (loss), Net investment income (loss), and Other income (expense) as required under consolidation accounting. Huatai’s results prior to July 1, 2023, were included net within Other (income) expense based on our ownership interest as required under equity method accounting. Effective July 1, 2022, the results of the acquired Cigna's business in Asia are included in our Life Insurance segment and, to a lesser extent, Overseas General Insurance segment according to the nature of the business written.

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

•The Global Reinsurance segment includes the assumed reinsurance business written by Chubb Tempest Re, comprising Chubb Tempest Re Bermuda, Chubb Tempest Re USA, Chubb Tempest Re International, and Chubb Tempest Re Canada. Chubb Tempest Re provides a broad range of traditional and specialty reinsurance coverages to a diverse array of primary P&C companies, including small, mid-sized, and multinational ceding companies.

•The Life Insurance segment includes our international life operations (Chubb Life), which includes individual life and group benefit insurance primarily in Asia and Latin America. The Life Insurance segment also includes Chubb Tempest Life Re (Chubb Life Re), and the North American supplemental A&H and life insurance business of Combined Insurance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Corporate primarily includes the results of all run-off A&E exposures, run-off Brandywine business, Westchester specialty operations for 1996 and prior years, and certain other run-off exposures, including molestation claims and is shown in the tables below as reconciling items. In addition, Corporate includes the results of our non-insurance companies including Chubb Limited, Chubb Group Management and Holdings Ltd., and Chubb INA Holdings LLC. Effective July 1, 2023, the results of Huatai Group’s non-insurance operations, comprising real estate and holding company activity, are included in Corporate. Our exposure to A&E and molestation claims principally arises out of liabilities acquired when we purchased Westchester Specialty in 1998, CIGNA’s P&C business in 1999, and Chubb Corp in 2016.

Segment performance is reviewed by the Chief Executive Officer of Chubb Ltd, our Chief Operating Decision Maker (CODM). The CODM is ultimately responsible for evaluating the performance of our six business segments, making strategic operating decisions, and allocating resources. The financial results of our operations are reported in a manner consistent with results reviewed by the CODM in reviewing and assessing the performance of our six business segments. Excluding our Life Insurance segment, the CODM uses Underwriting income (loss) as a basis for segment performance. Chubb calculates Underwriting income (loss) by subtracting Losses and loss expenses, Policy benefits, Policy acquisition costs, and Administrative expenses from Net premiums earned. For both our P&C and Life Insurance segments, another measure of segment performance is Segment income (loss). Segment income (loss) includes Underwriting income (loss), Net investment income (loss), amortization of purchased intangibles acquired by the segment, and other operating income and expense items such as each segment's share of the operating income (loss) related to partially-owned entities, and miscellaneous income and expense items for which the segments are held accountable. We determined that this definition of Segment income (loss) is appropriate and aligns with how the business is managed. We continue to evaluate our segments as our business continues to evolve and may further refine our segments and Segment income (loss) measures.

Revenue and expenses managed at the corporate level, including Net realized gains (losses), Market risk benefits gains (losses), Interest expense, Integration expenses, Income tax expense, and Net income (loss) attributable to noncontrolling interests are reported within Corporate. Integration expenses are one-time costs that are directly attributable to third-party consulting fees, employee-related retention costs, and other professional and legal fees primarily related to the acquisition of Cigna's business in Asia. These items are not allocated to the segment level as they are one-time in nature and are not related to the ongoing business activities of the segment. The CODM does not manage segment results or allocate resources to segments when considering these costs, and therefore integration expenses are excluded from our definition of Segment income (loss).

Certain items are presented in a different manner for segment reporting purposes than in the Consolidated Financial Statements, including:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following tables present the Statement of Operations by segment:

For the Year Ended December 31, 2024 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Total
Net premiums written	$20,589	$6,532	$2,703	$13,972	$1,346	$6,326	$51,468
Net premiums earned	20,008	6,188	2,705	13,400	1,272	6,273	49,846
Losses and loss expenses	12,737	3,584	2,170	6,414	711	112
Policy benefits	—	—	—	408	—	4,101
Policy acquisition costs	2,718	1,239	191	3,410	342	1,202
Administrative expenses	1,337	351	(10)	1,351	39	880
Underwriting income	3,216	1,014	354	1,817	180	NM
Net investment income	3,556	433	84	1,136	253	1,003
Other (income) expense	32	1	1	14	—	(159)
Amortization of purchased intangibles	3	9	25	81	—	42
Segment income	$6,737	$1,437	$412	$2,858	$433	$1,098	$12,975
Net realized gains (losses)							117
Market risk benefits gains (losses)							(140)
Interest expense							741
Integration expenses							39
Corporate underwriting loss							(731)
Corporate net investment loss							(105)
Corporate other (income) expense							(490)
Corporate amortization of purchased intangibles							163
Other reclassification							(208)
Income before income tax							$11,455
NM – not meaningful. Underwriting income is not used as a basis for segment performance for the Life Insurance segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

For the Year Ended December 31, 2023 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Total
Net premiums written	$19,237	$5,878	$3,188	$12,575	$1,018	$5,465	$47,361
Net premiums earned	18,416	5,536	3,169	12,231	962	5,398	45,712
Losses and loss expenses	11,256	3,511	2,874	5,643	426	114
Policy benefits	—	—	—	457	—	3,216
Policy acquisition costs	2,515	1,128	150	3,113	264	1,089
Administrative expenses	1,250	329	(1)	1,219	37	771
Underwriting income	3,395	568	146	1,799	235	NM
Net investment income	3,017	358	63	895	208	756
Other (income) expense	22	3	1	(25)	(2)	(115)
Amortization of purchased intangibles	—	9	25	70	—	30
Segment income	$6,390	$914	$183	$2,649	$445	$1,049	$11,630
Net realized gains (losses)							(607)
Market risk benefits gains (losses)							(307)
Interest expense							672
Integration expenses							69
Corporate underwriting loss							(683)
Corporate net investment income							25
Corporate other (income) expense							(380)
Corporate amortization of purchased intangibles							176
Other reclassification							5
Income before income tax							$9,526
NM – not meaningful. Underwriting income is not used as a basis for segment performance for the Life Insurance segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

For the Year Ended December 31, 2022 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Total
Net premiums written	$17,889	$5,313	$2,907	$11,060	$943	$3,608	$41,720
Net premiums earned	17,107	5,180	2,838	10,803	922	3,510	40,360
Losses and loss expenses	10,828	3,186	2,557	4,894	670	85
Policy benefits	—	—	—	358	—	1,998
Policy acquisition costs	2,313	1,057	126	2,818	240	785
Administrative expenses	1,113	291	(10)	1,070	36	510
Underwriting income (loss)	2,853	646	165	1,663	(24)	NM
Net investment income	2,247	283	36	626	281	509
Other (income) expense	17	4	1	2	1	(30)
Amortization of purchased intangibles	—	10	26	57	—	10
Segment income	$5,083	$915	$174	$2,230	$256	$661	$9,319
Net realized gains (losses)							(1,085)
Market risk benefits gains (losses)							80
Interest expense							570
Integration expenses							48
Corporate underwriting loss							(748)
Corporate other (income) expense							292
Corporate amortization of purchased intangibles							182
Other reclassification							11
Income before income tax							$6,485
NM – not meaningful. Underwriting income is not used as a basis for segment performance for the Life Insurance segment.

Underwriting assets are reviewed in total by management for purposes of decision-making. Other than certain insurance related balances, Goodwill and Other intangible assets, Chubb does not allocate assets to its segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following table presents net premiums earned for each segment by line of business:

	For the Year Ended December 31
(in millions of U.S. dollars)	2024	2023	2022
North America Commercial P&C Insurance
Property & other short-tail lines	$4,756	$3,985	$3,383
Casualty & all other	14,560	13,764	13,056
A&H	692	667	668
Total North America Commercial P&C Insurance	20,008	18,416	17,107
North America Personal P&C Insurance
Personal automobile	968	859	811
Personal homeowners	4,293	3,833	3,557
Personal other	927	844	812
Total North America Personal P&C Insurance	6,188	5,536	5,180
North America Agricultural Insurance	2,705	3,169	2,838
Overseas General Insurance
Property & other short-tail lines	4,338	3,831	3,382
Casualty & all other	3,705	3,526	3,232
Personal lines	2,785	2,405	2,020
A&H	2,572	2,469	2,169
Total Overseas General Insurance	13,400	12,231	10,803
Global Reinsurance
Property	490	331	211
Property catastrophe	232	159	208
Casualty & all other	550	472	503
Total Global Reinsurance	1,272	962	922
Life Insurance
Life	3,049	2,301	1,455
A&H	3,224	3,097	2,055
Total Life Insurance	6,273	5,398	3,510
Total net premiums earned	$49,846	$45,712	$40,360

The following table presents net premiums earned by geographic region. Allocations have been made on the basis of location of risk:

	North America	Europe (1)	Asia (2)	Latin America
2024	64%	11%	19%	6%
2023	65%	11%	18%	6%
2022	69%	11%	14%	6%
(1)     Europe includes Middle East and Africa regions.
(2)     2023 and 2024 include the consolidated results of Huatai Group effective July 1, 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

20. Earnings per share

	Year Ended December 31
(in millions of U.S. dollars, except share and per share data)	2024	2023	2022
Numerator:
Net income	$9,640	$9,015	$5,246
Net income (loss) attributable to noncontrolling interests	368	(13)	—
Net income attributable to Chubb	$9,272	$9,028	$5,246
Denominator:
Denominator for basic earnings per share attributable to Chubb:
Weighted-average shares outstanding	404,189,749	410,845,263	419,779,847
Denominator for diluted earnings per share attributable to Chubb:
Share-based compensation plans	4,296,686	3,357,305	3,747,597
Weighted-average shares outstanding and assumed conversions	408,486,435	414,202,568	423,527,444
Basic earnings per share attributable to Chubb	$22.94	$21.97	$12.50
Diluted earnings per share attributable to Chubb	$22.70	$21.80	$12.39
Potential anti-dilutive share conversions	1,150,169	2,385,099	1,467,840

Excluded from weighted-average shares outstanding and assumed conversions is the impact of securities that would have been anti-dilutive during the respective years. These securities consisted of stock options in which the underlying exercise prices were greater than the average market prices of our Common Shares. Refer to Note 16 for additional information on stock options.

21. Related party transactions

ABR Re
At December 31, 2024, we owned 18.7 percent of the common equity of ABR Reinsurance Capital Holdings Ltd. and warrants to acquire 0.5 percent of additional equity. ABR Reinsurance Capital Holdings Ltd., is the parent company of ABR Reinsurance Ltd. (ABR Re), an independent reinsurance company. Through long-term arrangements, Chubb is the sole source of reinsurance risks ceded to ABR Re, and BlackRock, Inc. serves as an investment management service provider. As an investor, Chubb is expected to benefit from underwriting profit generated by ABR Re’s reinsuring a wide range of Chubb’s primary insurance business and the income and capital appreciation BlackRock, Inc. seeks to deliver through its investment management services. In addition, Chubb has an arrangement with BlackRock, Inc. under which both Chubb and BlackRock, Inc. will be entitled to an equal share of the aggregate amount of certain fees, including underwriting and investment management performance related fees, in connection with their respective reinsurance and investment management arrangements with ABR Re. In connection with this arrangement with BlackRock, Inc., we recorded income of $12 million, $8 million, and $7 million in 2024, 2023, and 2022, respectively, which is recorded in Other (income) expense on the Consolidated statements of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Transactions generated under ABR Re agreements were as follows:

	Year Ended December 31
(in millions of U.S. dollars)	2024	2023	2022
Consolidated statements of operations
Ceded premiums written	$476	$441	$507
Commissions received	$117	$119	$138
Consolidated balance sheets
Reinsurance recoverable on losses and loss expenses	$1,372	$1,241
Ceded reinsurance premium payable	$112	$40
Aquiline Capital Partners LLC
Chubb invests in private investment funds managed by Aquiline Capital Partners LLC (collectively, Aquiline Funds), of which its chairman is related to a member of our senior management team. We have more than a three percent ownership interest in these funds and therefore account for them under the equity method of accounting. At December 31, 2024, Chubb has approximately $152 million of future contribution commitments to Aquiline Funds. Transactions generated from investments in Aquiline Funds are as follows:

	Year Ended December 31
(in millions of U.S. dollars)	2024	2023	2022
Consolidated statements of operations
Other income (expense)	$60	$36	$8
Consolidated balance sheets
Private equities	$400	$368
Starr Indemnity & Liability Company and its affiliates (collectively, Starr)
We had previously entered into agency, claims services, and underwriting services with Starr, of which its chairman is related to a member of our senior management team. A number of our agreements with Starr were terminated effective as of April 2023. However, Starr continues to provide certain services to Chubb, including claims administration, in respect of insurance policies placed prior to the termination, pursuant to the terms of the applicable agreements. Under the agency agreement, we secured the ability to sell our insurance policies through Starr as one of our non-exclusive agents for writing policies, contracts, binders, or agreements of insurance or reinsurance. Under the claims services agreements, Starr adjusts the claims under policies and arranged for third party treaty and facultative agreements covering such policies. Under the underwriting services agreements, Starr was the underwriter of insurance policies on our behalf and we agreed to reinsure such policies to Starr under quota share reinsurance agreements. Transactions generated under Starr agreements were as follows:

	Year Ended December 31
(in millions of U.S. dollars)	2024	2023	2022
Consolidated statement of operations
Gross premiums written	$10	$216	$618
Ceded premiums written	$24	$115	$353
Commissions paid	$3	$38	$122
Commissions received	$3	$26	$79
Losses and loss expenses	$24	$180	$225
Consolidated balance sheets
Reinsurance recoverable on losses and loss expenses	$328	$503
Ceded reinsurance premium payable	$19	$44

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

22. Statutory financial information

Our subsidiaries file financial statements prepared in accordance with statutory accounting practices prescribed or permitted by insurance regulators. Statutory accounting differs from U.S. GAAP in the reporting of certain reinsurance contracts, investments, subsidiaries, acquisition expenses, fixed assets, deferred income taxes, and certain other items. Some jurisdictions impose complex regulatory requirements on insurance companies while other jurisdictions impose fewer requirements. In some jurisdictions, we must obtain licenses issued by governmental authorities to conduct local insurance business. These licenses may be subject to reserves and minimum capital and solvency tests. Jurisdictions may impose fines, censure, and/or criminal sanctions for violation of regulatory requirements. The 2024 amounts below are based on estimates.

Chubb's insurance and reinsurance subsidiaries are subject to insurance laws and regulations in the jurisdictions in which they operate. These regulations include restrictions that limit the amount of dividends or other distributions, such as loans or cash advances, available to shareholders without prior approval of the local insurance regulatory authorities. The amount of dividends available to be paid in 2025 without prior approval totals $8.5 billion.

The statutory capital and surplus of our insurance subsidiaries met regulatory requirements for 2024, 2023, and 2022. The minimum amounts of statutory capital and surplus necessary to satisfy regulatory requirements was $44.4 billion and $41.0 billion for December 31, 2024 and 2023, respectively. These minimum regulatory capital requirements were significantly lower than the corresponding amounts required by the rating agencies which review Chubb’s insurance and reinsurance subsidiaries.

The following tables present the combined statutory capital and surplus and statutory net income of our Property and casualty and Life subsidiaries:

	December 31
(in millions of U.S. dollars)	2024	2023
Statutory capital and surplus
Property and casualty	$48,253	$45,271
Life	$8,970	$7,278

	Year Ended December 31
(in millions of U.S. dollars)	2024	2023	2022
Statutory net income
Property and casualty	$11,118	$8,699	$4,028
Life	$548	$459	$1,425

Several insurance subsidiaries follow accounting practices prescribed or permitted by the jurisdiction of domicile that differ from the applicable local statutory practice. The application of prescribed or permitted accounting practices does not have a material impact on Chubb's statutory surplus and income. As prescribed by the Restructuring discussed previously in Note 8, certain of our U.S. subsidiaries discount certain A&E liabilities, which increased statutory capital and surplus by approximately $108 million and $115 million at December 31, 2024 and 2023, respectively.

Federal Insurance Company (Federal), a direct subsidiary of Chubb INA Holdings LLC, has a permitted practice granted by the Indiana Department of Insurance that relates to its investment in a foreign affiliate. Under Statement of Statutory Accounting Principles No. 97, Investments in Subsidiary, Controlled and Affiliated Entities, in order for a reporting entity to admit its investments in foreign subsidiaries and affiliates, audited financial statements of the subsidiary or affiliate must be obtained to support the carrying value. Such financial statements must be prepared in accordance with U.S. GAAP, or alternatively, in accordance with the local statutory requirements in the subsidiary’s or affiliate’s country of domicile, with an audited footnote reconciliation of net income and shareholder’s equity as reported to a U.S. GAAP basis. With the explicit permission of the Indiana Department of Insurance, Federal obtains audited financial statements for its admitted foreign affiliate, which had an aggregate carrying value of approximately $72 million and $71 million at December 31, 2024 and 2023, respectively, prepared in accordance with their respective local statutory requirements and supplemented with a separate unaudited reconciliation of shareholder’s equity as reported to a U.S. GAAP basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

23. Subsequent event

In January 2025, wildfires in California resulted in a significant catastrophe loss. At the time of this filing, our preliminary estimates indicate a net pre-tax loss of approximately $1.5 billion, which will be recorded as a first quarter of 2025 event.

SCHEDULE I
Chubb Limited and Subsidiaries

SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2024 (in millions of U.S. dollars)	Cost or Amortized Cost, Net (1)	Fair Value	Amount at Which Shown in the Balance Sheet
Short-term investments	$5,143	$5,142	$5,142
Fixed maturities available-for-sale
U.S. Treasury / Agency	2,498	2,341	2,341
Non-U.S.	36,288	35,838	35,838
Corporate and asset-backed securities	45,184	43,207	43,207
Mortgage-backed securities	29,158	27,248	27,248
Municipal	1,885	1,729	1,729
Total fixed maturities available-for-sale	115,013	110,363	110,363
Private debt held-for-investment	2,628	2,680	2,628
Equity securities
Industrial, miscellaneous, and all other	9,151	9,151	9,151
Private equities (2)	14,369	14,369	14,369
Other investments	8,597	8,597	8,597
Total investments - other than investments in related parties	$154,901	$150,302	$150,250
(1)     Net of valuation allowance for expected credit losses.
(2)     Excludes $400 million of related party investments.

SCHEDULE II
Chubb Limited and Subsidiaries

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS (Parent Company Only)

	December 31	December 31
(in millions of U.S. dollars)	2024	2023
Assets
Investments in subsidiaries and affiliates on equity basis	$64,141	$59,952
Total investments	64,141	59,952
Cash	383	77
Due from subsidiaries and affiliates, net	629	717
Other assets	13	12
Total assets	$65,166	$60,758
Liabilities
Affiliated notional cash pooling programs	$277	$594
Accounts payable, accrued expenses, and other liabilities	868	657
Total liabilities	1,145	1,251
Shareholders' equity
Common Shares	235	241
Common Shares in treasury	(3,524)	(4,400)
Additional paid-in capital	14,393	15,665
Retained earnings	61,561	54,810
Accumulated other comprehensive income (loss)	(8,644)	(6,809)
Total Chubb shareholders' equity	64,021	59,507
Total liabilities and shareholders' equity	$65,166	$60,758
The condensed financial information should be read in conjunction with the Consolidated Financial Statements and notes thereto.

SCHEDULE II (continued)
Chubb Limited and Subsidiaries

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF OPERATIONS (Parent Company Only)

For the years ended December 31, 2024, 2023, and 2022
(in millions of U.S. dollars)	2024	2023	2022
Revenues
Net investment income (loss) (1)	$(24)	$(21)	$83
Equity in net income of subsidiaries and affiliates	9,385	9,065	5,256
Total revenues	9,361	9,044	5,339
Expenses
Administrative and other (income) expense	74	72	65
Integration expenses	—	—	10
Income tax (benefit) expense	15	(56)	18
Total expenses	89	16	93
Net income attributable to Chubb	$9,272	$9,028	$5,246
Comprehensive income (loss) attributable to Chubb	$7,437	$12,404	$(3,865)
(1) Includes net investment income, interest income, and net realized gains (losses).
The condensed financial information should be read in conjunction with the Consolidated Financial Statements and notes thereto.

STATEMENTS OF CASH FLOWS (Parent Company Only)

For the years ended December 31, 2024, 2023, and 2022
(in millions of U.S. dollars)	2024	2023	2022
Net cash flows from operating activities (1)	$1,755	$3,273	$7,831
Cash flows from investing activities
Capital redemption (contribution)	2,000	—	(4,046)
Net cash flows from (used for) investing activities	2,000	—	(4,046)
Cash flows from financing activities
Dividends paid on Common Shares	(1,436)	(1,394)	(1,375)
Common Shares repurchased	(1,801)	(2,411)	(2,894)
Repayment of intercompany loans	99	231	279
Net proceeds from (contributions to) affiliated notional cash pooling programs (2)	(317)	342	245
Net cash flows used for financing activities	(3,455)	(3,232)	(3,745)
Effect of foreign currency rate changes on cash	6	(4)	(1)
Net increase (decrease) in cash	306	37	39
Cash – beginning of year	77	40	1
Cash – end of year	$383	$77	$40
(1) Includes cash dividends received from subsidiaries of $1.8 billion, $3.3 billion, and $7.7 billion in 2024, 2023, and 2022, respectively.
(2) Chubb maintains two notional multicurrency cash pools (Pools) with a third-party bank. Refer to Note 1 i) for additional information.
The condensed financial information should be read in conjunction with the Consolidated Financial Statements and notes thereto.

SCHEDULE IV
Chubb Limited and Subsidiaries
SUPPLEMENTAL INFORMATION CONCERNING REINSURANCE

Premiums Earned
For the years ended December 31, 2024, 2023, and 2022 (in millions of U.S. dollars, except for percentages)	Direct Amount	Ceded To Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
2024
Life insurance face amount in force(1)	$240,794	$43,626	$4,109	$201,277	2%
Premiums:
Property and casualty	$45,179	$9,702	$4,832	$40,309	12%
Accident and health	6,874	473	87	6,488	1%
Life	3,095	97	51	3,049	2%
Total	$55,148	$10,272	$4,970	$49,846	10%
2023
Life insurance face amount in force	$248,973	$55,665	$5,408	$198,716	3%
Premiums:
Property and casualty	$42,598	$9,549	$4,129	$37,178	11%
Accident and health	6,580	446	99	6,233	2%
Life	2,404	164	61	2,301	3%
Total	$51,582	$10,159	$4,289	$45,712	9%
2022
Life insurance face amount in force	$215,759	$50,105	$7,242	$172,896	4%
Premiums:
Property and casualty	$39,449	$9,678	$4,242	$34,013	12%
Accident and health	5,206	411	97	4,892	2%
Life	1,505	106	56	1,455	4%
Total	$46,160	$10,195	$4,395	$40,360	11%
(1) The reduction in direct amount of life insurance face amount in force in 2024 versus 2023 reflects the non-renewal of certain credit-life business.

SCHEDULE VI
Chubb Limited and Subsidiaries
SUPPLEMENTARY INFORMATION CONCERNING PROPERTY AND CASUALTY OPERATIONS

As of and for the years ended December 31, 2024, 2023, and 2022 (in millions of U.S. dollars)
	Deferred Policy Acquisition Costs	Net Reserves for Unpaid Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Net Losses and Loss Expenses Incurred Related to		Amortization of Deferred Policy Acquisition Costs	Net Paid Losses and Loss Expenses	Net Premiums Written
						Current Year	Prior Year
2024	$3,687	$66,270	$23,504	$43,573	$4,927	$26,997	$(975)	$8,053	$21,503	$45,142
2023	$3,346	$62,238	$22,051	$40,314	$4,181	$24,956	$(856)	$7,391	$21,011	$41,896
2022	$2,877	$58,661	$19,713	$36,850	$3,233	$23,680	$(1,108)	$6,480	$19,537	$38,112