Form 10-Q
period 2025-03-31
Chubb Ltd
filed 2025-04-28
CIK 896159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025
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
Yes  ☐                                               No  ☑
The number of registrant’s Common Shares (CHF 0.50 par value) outstanding as of April 18, 2025, was 400,725,707.

CHUBB LIMITED
INDEX TO FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements
CONSOLIDATED BALANCE SHEETS (Unaudited)
Chubb Limited and Subsidiaries

	March 31	December 31
(in millions of U.S. dollars, except share and per share data)	2025	2024
Assets
Investments
Short-term investments, at fair value (amortized cost – $4,434 and $5,143) (includes variable interest entities (VIE) balances of $131 and $57)	$4,432	$5,142
Fixed maturities available-for-sale, at fair value, net of valuation allowance – $63 and $70 (amortized cost – $114,930 and $115,083)	111,123	110,363
Private debt held-for-investment, at amortized cost, net of valuation allowance – $3 and $4	2,460	2,628
Equity securities, at fair value (includes VIE balances of $1,631 and $1,289)	9,556	9,151
Private equities (includes VIE balances of $22 and $22)	15,506	14,769
Other investments (includes VIE balances of $5,002 and $4,538)	9,224	8,597
Total investments	152,301	150,650
Cash, including restricted cash $278 and $261 (includes VIE balances of $205 and $114)	2,250	2,549
Securities lending collateral	1,909	1,445
Accrued investment income	1,196	1,160
Insurance and reinsurance balances receivable, net of valuation allowance – $58 and $59	15,358	14,426
Reinsurance recoverable on losses and loss expenses, net of valuation allowance – $320 and $310	20,015	19,777
Reinsurance recoverable on policy benefits	267	289
Deferred policy acquisition costs	8,775	8,358
Value of business acquired	3,134	3,223
Goodwill	19,716	19,579
Other intangible assets	6,363	6,377
Deferred tax assets	1,798	1,603
Prepaid reinsurance premiums	3,681	3,378
Separate account assets	6,285	6,231
Other assets (includes VIE balances of $32 and $26)	8,704	7,503
Total assets	$251,752	$246,548
Liabilities
Unpaid losses and loss expenses	$85,471	$84,004
Unearned premiums	24,487	23,504
Future policy benefits	16,690	16,121
Market risk benefits	708	607
Policyholders' account balances	8,129	8,016
Separate account liabilities	6,285	6,231
Insurance and reinsurance balances payable	8,446	8,121
Repurchase agreements (includes VIE balances of $1,102 and $815)	3,124	2,731
Securities lending payable	1,909	1,445
Accounts payable, accrued expenses, and other liabilities (includes VIE balances of $93 and $183)	9,213	10,192
Deferred tax liabilities	1,608	1,584
Short-term debt	—	800
Long-term debt	14,508	14,379
Hybrid debt	419	419
Total liabilities	180,997	178,154
Commitments and contingencies (refer to Note 11)
Shareholders’ equity
Common Shares (CHF 0.50 par value; 412,107,421 and 419,625,986 shares issued; 400,748,485 and 400,703,663 shares outstanding)	231	235
Common Shares in treasury (11,358,936 and 18,922,323 shares)	(1,799)	(3,524)
Additional paid-in capital	13,976	14,393
Retained earnings	60,953	61,561
Accumulated other comprehensive income (loss) (AOCI)	(7,635)	(8,644)
Total Chubb shareholders’ equity	65,726	64,021
Noncontrolling interests (includes VIE balances of $4,117 and $3,459)	5,029	4,373
Total shareholders' equity	70,755	68,394
Total liabilities and shareholders’ equity	$251,752	$246,548
See accompanying notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended
	March 31
(in millions of U.S. dollars, except per share data)	2025	2024
Revenues
Net premiums written	$12,646	$12,221
Increase in unearned premiums	(646)	(638)
Net premiums earned	12,000	11,583
Net investment income	1,561	1,391
Net realized gains (losses)	(116)	(101)
Market risk benefits gains (losses)	(92)	21
Total revenues	13,353	12,894
Expenses
Losses and loss expenses	6,896	5,727
Policy benefits (includes remeasurement losses of $3 and $19)	1,227	1,180
Policy acquisition costs	2,313	2,207
Administrative expenses	1,080	1,070
Interest expense	181	178
Other (income) expense	(83)	(191)
Amortization of purchased intangibles	75	80
Integration expenses	—	7
Total expenses	11,689	10,258
Income before income tax	1,664	2,636
Income tax expense	321	342
Net income	$1,343	$2,294
Net income attributable to noncontrolling interests	12	151
Net income attributable to Chubb	$1,331	$2,143
Other comprehensive income (loss)
Change in:
Unrealized appreciation (depreciation)	$901	$(677)
Current discount rate on future policy benefits	(122)	(53)
Instrument-specific credit risk on market risk benefits	4	5
Cumulative foreign currency translation adjustment	359	80
Other, including postretirement benefit liability adjustment	(95)	31
Other comprehensive income (loss), before income tax	1,047	(614)
Income tax (expense) benefit related to OCI items	(43)	9
Other comprehensive income (loss)	1,004	(605)
Comprehensive income	2,347	1,689
Comprehensive income attributable to noncontrolling interests	7	123
Comprehensive income attributable to Chubb	$2,340	$1,566
Earnings per share
Basic earnings per share attributable to Chubb	$3.32	$5.28
Diluted earnings per share attributable to Chubb	$3.29	$5.23
See accompanying notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2025	2024
Common Shares
Balance – beginning of period	$235	$241
Cancellation of treasury shares	(4)	—
Balance – end of period	231	241
Common Shares in treasury
Balance – beginning of period	(3,524)	(4,400)
Common Shares repurchased	(385)	(316)
Cancellation of treasury shares	1,942	—
Net shares issued under employee share-based compensation plans	168	255
Balance – end of period	(1,799)	(4,461)
Additional paid-in capital
Balance – beginning of period	14,393	15,665
Net shares issued under employee share-based compensation plans	(146)	(159)
Exercise of stock options	1	(19)
Share-based compensation expense	94	82
Net decrease due to acquisitions	—	(31)
Funding of dividends declared to Retained earnings	(366)	(350)
Balance – end of period	13,976	15,188
Retained earnings
Balance – beginning of period	61,561	54,810
Net income attributable to Chubb	1,331	2,143
Cancellation of treasury shares and other	(1,939)	—
Funding of dividends declared from Additional paid-in capital	366	350
Dividends declared on Common Shares	(366)	(350)
Balance – end of period	60,953	56,953
Accumulated other comprehensive income (loss) (AOCI)
Balance – beginning of period	(8,644)	(6,809)
Other comprehensive income (loss)	1,009	(577)
Balance – end of period	(7,635)	(7,386)
Total Chubb shareholders’ equity	$65,726	$60,535
Noncontrolling interests
Balance – beginning of period	$4,373	$4,184
Net increase (decrease) due to consolidation, deconsolidation, and other transactions	649	(411)
Net income attributable to noncontrolling interests	12	151
Other comprehensive loss attributable to noncontrolling interests	(5)	(28)
Balance – end of period	$5,029	$3,896
Total shareholders' equity	$70,755	$64,431
See accompanying notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2025	2024
Cash flows from operating activities
Net income	$1,343	$2,294
Adjustments to reconcile net income to net cash flows from operating activities
Net realized (gains) losses	116	101
Market risk benefits (gains) losses	92	(21)
Amortization of premiums (discounts) on fixed maturities	(100)	(80)
Amortization of purchased intangibles	75	80
Equity in net income of partially-owned entities	(82)	(184)
Deferred income taxes	(198)	(24)
Unpaid losses and loss expenses	1,182	175
Unearned premiums	868	633
Future policy benefits	440	445
Insurance and reinsurance balances payable	305	155
Accounts payable, accrued expenses, and other liabilities	(567)	(267)
Income taxes	203	257
Insurance and reinsurance balances receivable	(874)	(586)
Reinsurance recoverable	(127)	852
Deferred policy acquisition costs	(428)	(390)
Net sales (purchases) of investments by consolidated investment products	(435)	(404)
Other	(247)	184
Net cash flows from operating activities	1,566	3,220
Cash flows from investing activities
Purchases of fixed maturities available-for-sale	(5,894)	(8,617)
Purchases of equity securities	(783)	(752)
Sales of fixed maturities available-for-sale	2,660	4,368
Sales of equity securities	637	520
Maturities and redemptions of fixed maturities available-for-sale	2,902	2,149
Net change in short-term investments	773	(708)
Net derivative instruments settlements	(21)	(17)
Private equity contributions	(879)	(248)
Private equity distributions	222	177
Acquisition of subsidiaries	—	(236)
Net consolidations of consolidated investment products	16	—
Other	(431)	(382)
Net cash flows used for investing activities	(798)	(3,746)
Cash flows from financing activities
Dividends paid on Common Shares	(366)	(349)
Common Shares repurchased	(691)	(404)
Proceeds from issuance of long-term debt	—	996
Repayment of long-term debt	(800)	—
Proceeds from share-based compensation plans	98	163
Policyholder contract deposits	242	336
Policyholder contract withdrawals	(176)	(245)
Third-party capital invested into consolidated investment products	559	509
Third-party capital distributed by consolidated investment products	(242)	(413)
Proceeds from issuance of repurchase agreements	810	1,062
Repayment of repurchase agreements	(447)	(984)
Other	(112)	(109)
Net cash flows from (used for) financing activities	(1,125)	562
Effect of foreign currency rate changes on cash and restricted cash	58	(6)
Net increase (decrease) in cash and restricted cash	(299)	30
Cash and restricted cash – beginning of period	2,549	2,621
Cash and restricted cash – end of period	$2,250	$2,651
Supplemental cash flow information
Taxes paid	$314	$89
Interest paid	$146	$112
See accompanying notes to the Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)
Chubb Limited and Subsidiaries
1. General and significant accounting policies

a) Basis of presentation
Chubb Limited is a holding company incorporated in Zurich, Switzerland. Chubb Limited, through its subsidiaries, provides a broad range of insurance and reinsurance products to insureds worldwide. Our results are reported through the following business segments: North America Commercial P&C Insurance, North America Personal P&C Insurance, North America Agricultural Insurance, Overseas General Insurance, Global Reinsurance, and Life Insurance. Refer to Note 16 for additional information.

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

The results of operations and cash flows for any interim period are not necessarily indicative of the results for the full year. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in our 2024 Form 10-K.

b) Goodwill
During the three months ended March 31, 2025, Goodwill increased $137 million, primarily reflecting the impact of foreign exchange.

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

2. Acquisitions

Liberty Mutual's P&C Insurance Businesses in Thailand and Vietnam
On March 3, 2025, we entered into agreements to acquire the insurance businesses of Liberty Mutual in Thailand and Vietnam. The two companies, LMG Insurance in Thailand and Liberty Insurance in Vietnam, offer a range of consumer and commercial P&C products. On April 1, 2025, we completed the acquisition of LMG Insurance in Thailand. We expect to complete the acquisition of Liberty Insurance in Vietnam later in 2025 or early 2026, subject to required regulatory approvals and customary closing conditions. The results of operations of these businesses will be reported in our Overseas General Insurance segment.

Huatai Group
Our aggregate ownership interest in Huatai Group was approximately 85.5 percent as of March 31, 2025. In the second quarter of 2025, we closed on incremental ownership interests of approximately 0.6 percent. Chubb has total outstanding agreements for approximately 1.0 percent of incremental ownership interests, pending completion of certain closing conditions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

3. Investments

a) Fixed maturities

March 31, 2025	Amortized Cost	Valuation Allowance	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
(in millions of U.S. dollars)
Available-for-sale
U.S. and local government securities	$4,268	$—	$17	$(260)	$4,025
Non-U.S.	36,574	(22)	810	(1,060)	36,302
Corporate and asset-backed securities	45,105	(41)	309	(2,093)	43,280
Mortgage-backed securities	28,983	—	145	(1,612)	27,516
	$114,930	$(63)	$1,281	$(5,025)	$111,123

December 31, 2024	Amortized Cost	Valuation Allowance	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
(in millions of U.S. dollars)
Available-for-sale
U.S. and local government securities	$4,383	$—	$10	$(323)	$4,070
Non-U.S.	36,311	(23)	753	(1,203)	35,838
Corporate and asset-backed securities	45,231	(47)	287	(2,264)	43,207
Mortgage-backed securities	29,158	—	69	(1,979)	27,248
	$115,083	$(70)	$1,119	$(5,769)	$110,363

The following table presents fixed maturities by contractual maturity:

	March 31, 2025		December 31, 2024
(in millions of U.S. dollars)	Net Carrying Value	Fair Value	Net Carrying Value	Fair Value
Available-for-sale
Due in 1 year or less	$4,938	$4,938	$4,507	$4,507
Due after 1 year through 5 years	33,342	33,342	33,446	33,446
Due after 5 years through 10 years	27,027	27,027	26,901	26,901
Due after 10 years	18,300	18,300	18,261	18,261
	83,607	83,607	83,115	83,115
Mortgage-backed securities	27,516	27,516	27,248	27,248
	$111,123	$111,123	$110,363	$110,363

Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

b) Gross unrealized loss
Fixed maturities in an unrealized loss position at March 31, 2025, and December 31, 2024, comprised both investment grade and below investment grade securities for which fair value declined, principally due to rising interest rates since the date of purchase. Refer to Note 1 f) in the 2024 Form 10-K for further information on factors considered in the evaluation of expected credit losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following tables present, for available-for-sale (AFS) fixed maturities in an unrealized loss position (including securities on loan) that are not deemed to have expected credit losses, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	0 – 12 Months		Over 12 Months		Total
March 31, 2025	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. and local government securities	$524	$(7)	$2,468	$(253)	$2,992	$(260)
Non-U.S.	5,533	(102)	11,375	(774)	16,908	(876)
Corporate and asset-backed securities	10,320	(177)	12,824	(1,172)	23,144	(1,349)
Mortgage-backed securities	5,493	(48)	11,986	(1,564)	17,479	(1,612)
Total AFS fixed maturities	$21,870	$(334)	$38,653	$(3,763)	$60,523	$(4,097)

	0 – 12 Months		Over 12 Months		Total
December 31, 2024	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. and local government securities	$767	$(16)	$2,489	$(303)	$3,256	$(319)
Non-U.S.	6,630	(138)	12,023	(874)	18,653	(1,012)
Corporate and asset-backed securities	10,069	(194)	13,290	(1,259)	23,359	(1,453)
Mortgage-backed securities	10,490	(170)	11,987	(1,794)	22,477	(1,964)
Total AFS fixed maturities	$27,956	$(518)	$39,789	$(4,230)	$67,745	$(4,748)

At March 31, 2025, the tax benefit on certain unrealized losses in our investment portfolio was reduced by a valuation allowance of $491 million necessary due to limitations on the utilization of these losses for tax purposes. As part of evaluating whether it was more likely than not that we could record a tax benefit on these losses, we considered realized gains, carryback capacity and available tax planning strategies.

The following table presents a roll-forward of valuation allowance for expected credit losses on fixed maturities:

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2025	2024
Available-for-sale
Valuation allowance for expected credit losses - beginning of period	$70	$156
Provision for expected credit loss	21	31
Write-offs charged against the expected credit loss	—	(5)
Recovery of expected credit loss	(28)	(67)
Valuation allowance for expected credit losses - end of period	$63	$115
Private debt held-for-investment
Valuation allowance for expected credit losses - beginning of period	$4	$4
Provision for expected credit loss	—	1
Recovery of expected credit loss	(1)	—
Valuation allowance for expected credit losses - end of period	$3	$5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

c) Net realized gains (losses)

The following table presents the components of net realized gains (losses):

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2025	2024
Fixed maturities:
Gross realized gains	$38	$16
Gross realized losses	(96)	(141)
Other investments - Fixed maturities (2025 includes $(53) million related to investments measured under the fair value option)	(40)	168
Net (provision for) recovery of expected credit losses	8	40
Impairment (1)	(7)	(34)
Total fixed maturities	(97)	49
Equity securities (2025 includes $53 million related to investments measured under the fair value option)	63	3
Private equities (less than 3 percent ownership)	11	31
Foreign exchange	(65)	(131)
Investment and embedded derivative instruments	(23)	(43)
Other derivative instruments	(3)	(2)
Other	(2)	(8)
Net realized gains (losses) (pre-tax)	$(116)	$(101)
(1)Relates to certain securities we intended to sell and securities written to market entering default.

Realized gains and losses from Equity securities, Other investments and Private equities from the table above include sales of securities and unrealized gains and losses from fair value changes as follows:

						Three Months Ended
							March 31
				2025				2024
(in millions of U.S. dollars)	Equity Securities	Other Investments	Private Equities	Total	Equity Securities	Other Investments	Private Equities	Total
Net gains (losses) recognized during the period	$63	$(40)	$11	$34	$3	$168	$31	$202
Less: Net gains (losses) recognized from sales of securities	(12)	1	—	(11)	(3)	—	—	(3)
Unrealized gains (losses) recognized for securities still held at reporting date	$75	$(41)	$11	$45	$6	$168	$31	$205

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

d) Private equities
Private equities include investment funds, limited partnerships, and partially-owned investment companies measured at fair value using net asset value (NAV) as a practical expedient. The following table presents, by investment category, the expected liquidation period, fair value, and maximum future funding commitments for private equities:

	Expected Liquidation Period of Underlying Assets	March 31, 2025		December 31, 2024
(in millions of U.S. dollars)		Fair Value	Maximum Future Funding Commitments	Fair Value	Maximum Future Funding Commitments
Financial	2 to 10 Years	$1,340	$250	$1,265	$281
Real assets	2 to 13 Years	1,952	487	1,974	547
Distressed	2 to 8 Years	1,249	656	1,257	679
Private credit	3 to 8 Years	315	328	295	285
Traditional	2 to 14 Years	10,336	4,694	9,674	4,650
Vintage	1 to 3 Years	61	—	64	—
Investment funds	Not Applicable	253	—	240	—
		$15,506	$6,415	$14,769	$6,442

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

e) Restricted assets
Chubb is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutory regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. Chubb is also required to restrict assets pledged under repurchase agreements, which represent Chubb's agreement to sell securities and repurchase them at a future date for a predetermined price. We use trust funds in certain large reinsurance transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit (LOC) requirements. We have investments in segregated portfolios primarily to provide collateral or guarantees for LOC and derivative transactions. Included in restricted assets at March

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

31, 2025, and December 31, 2024, are investments, primarily fixed maturities, totaling $18,079 million and $17,945 million, respectively, and cash of $278 million and $261 million, respectively.
The following table presents the components of restricted assets:

	March 31	December 31
(in millions of U.S. dollars)	2025	2024
Trust funds	$8,273	$8,170
Assets pledged under repurchase agreements	3,364	2,890
Deposits with U.S. regulatory authorities	2,522	2,487
Deposits with non-U.S. regulatory authorities and other	4,198	4,659
Total	$18,357	$18,206
f) Variable interest entities (VIEs)
Consolidated VIEs
Certain subsidiaries of Huatai Group are the investment manager of, and maintain investments in, sponsored investment products that are considered VIEs. We have determined that we are the primary beneficiary and consolidate these investment products if we hold at least 10 percent ownership. Refer to Note 1 g) of our 2024 Form 10-K for further information on our consolidation criteria. The assets of these VIEs are not available to our creditors, and the investors in these VIEs have no recourse to Chubb in excess of the assets contained within the VIEs. Our economic exposures are limited to our investments based on our ownership interest in these VIEs. Our total exposure to these consolidated investment products represents the value of our economic ownership interest.
Unconsolidated VIEs
We recorded an investment in a reserved alternative investment fund (Fund) sponsored and managed by a third-party investment fund manager. The Fund is a variable interest entity; however, Chubb is not the primary beneficiary and does not consolidate the Fund because Chubb does not receive substantially all the risks and returns of the Fund. The carrying value of this investment at March 31, 2025, and December 31, 2024, was $5.0 billion, which approximates our maximum risk of loss. We have elected to account for this investment using the fair value option, classified as Equity securities on the Consolidated balance sheets. We elected the fair value option so that changes in fair value of the Fund are recorded in Net realized gains (losses) and dividends from the Fund are recorded as Net investment income when declared on the Consolidated statements of operations.
We also do not consolidate sponsored investment products where we have determined that we are not the primary beneficiary. The carrying value of these investments at March 31, 2025, and December 31, 2024, was $89 million and $97 million, respectively, and our maximum risk of loss approximates the carrying amount. These investments are classified within Equity securities on the Consolidated balance sheets.

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

We use pricing services to obtain fair value measurements for the majority of our investment securities. Based on management’s understanding of the methodologies used, these pricing services only produce an estimate of fair value if there is observable market information that would allow them to make a fair value estimate. Based on our understanding of the market inputs used by the pricing services, all applicable investments have been valued in accordance with U.S. GAAP. We do not adjust prices obtained from pricing services. Refer to Note 4 a) of our 2024 Form 10-K for further information on the valuation and leveling of assets and liabilities measured at fair value.

Financial instruments measured at fair value on a recurring basis, by valuation hierarchy

March 31, 2025	Level 1	Level 2	Level 3	Total
(in millions of U.S. dollars)
Assets:
Fixed maturities available-for-sale
U.S. and local government securities	$1,739	$2,286	$—	$4,025
Non-U.S.	—	35,715	587	36,302
Corporate and asset-backed securities	—	40,263	3,017	43,280
Mortgage-backed securities	—	27,516	—	27,516
	1,739	105,780	3,604	111,123
Equity securities (1)	4,412	—	113	4,525
Short-term investments	2,484	1,930	18	4,432
Other investments (2)	577	7,318	—	7,895
Securities lending collateral	—	1,909	—	1,909
Investment derivatives	40	—	—	40
Derivatives designated as hedging instruments	—	132	—	132
Other derivative instruments	5	—	—	5
Separate account assets	6,212	73	—	6,285
Total assets measured at fair value (1)(2)(3)	$15,469	$117,142	$3,735	$136,346
Liabilities:
Investment derivatives	$294	$—	$—	$294
Derivatives designated as hedging instruments	—	101	—	101
Other derivative instruments	—	5	—	5
Market risk benefits (4)	—	—	708	708
Total liabilities measured at fair value	$294	$106	$708	$1,108
(1)Excluded from the table above is a fund of $5,031 million, measured using NAV as a practical expedient.
(2)Excluded from the table above are other investments of $1,329 million, principally policy loans, measured using NAV as a practical expedient.
(3)Excluded from the table above are private equities of $15,506 million, measured using NAV as a practical expedient.
(4)Refer to Note 10 for additional information on Market risk benefits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

December 31, 2024	Level 1	Level 2	Level 3	Total
(in millions of U.S. dollars)
Assets:
Fixed maturities available-for-sale
U.S. and local government securities	$1,765	$2,305	$—	$4,070
Non-U.S.	—	35,234	604	35,838
Corporate and asset-backed securities	—	40,316	2,891	43,207
Mortgage-backed securities	—	27,245	3	27,248
	1,765	105,100	3,498	110,363
Equity securities (1)	4,053	—	120	4,173
Short-term investments	3,156	1,972	14	5,142
Other investments (2)	573	6,783	—	7,356
Securities lending collateral	—	1,445	—	1,445
Investment derivatives	41	—	—	41
Derivatives designated as hedging instruments	—	146	—	146
Other derivative instruments	35	—	—	35
Separate account assets	6,165	66	—	6,231
Total assets measured at fair value (1)(2)(3)	$15,788	$115,512	$3,632	$134,932
Liabilities:
Investment derivatives	$303	$—	$—	$303
Derivatives designated as hedging instruments	—	116	—	116
Other derivative instruments	—	2	—	2
Market risk benefits (4)	—	—	607	607
Total liabilities measured at fair value	$303	$118	$607	$1,028
(1)Excluded from the table above is a fund of $4,978 million, measured using NAV as a practical expedient.
(2)Excluded from the table above are other investments of $1,241 million, principally policy loans, measured using NAV as a practical expedient.
(3)Excluded from the table above are private equities of $14,769 million, measured using NAV as a practical expedient.
(4)Refer to Note 10 for additional information on Market risk benefits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Level 3 financial instruments

The following tables present a reconciliation of the beginning and ending balances of financial instruments measured at fair value using significant unobservable inputs (Level 3).

Three Months Ended March 31, 2025 (in millions of U.S. dollars)	Available-for-Sale Debt Securities			Equity securities	Short-term investments
	Non-U.S.	Corporate and asset- backed securities	Mortgage-backed securities

Balance, beginning of period	$604	$2,891	$3	$120	$14
Transfers into Level 3	1	24	—	—	—
Transfers out of Level 3	—	(1)	—	—	—
Change in Net Unrealized Gains (Losses) in OCI	20	(4)	—	—	—
Net Realized Gains (Losses)	(6)	(2)	(2)	(5)	—
Purchases	60	219	1	7	5
Sales	(53)	(47)	(2)	(9)	—
Settlements	(39)	(63)	—	—	(1)
Balance, end of period	$587	$3,017	$—	$113	$18
Net Realized Gains (Losses) Attributable to Changes in Fair Value at the Balance Sheet date	$(1)	$(3)	$—	$5	$—
Change in Net Unrealized Gains (Losses) included in OCI at the Balance Sheet date	$14	$(10)	$—	$—	$—

Three Months Ended March 31, 2024 (in millions of U.S. dollars)	Available-for-Sale Debt Securities			Equity securities	Short-term investments
	Non-U.S.	Corporate and asset- backed securities	Mortgage-backed securities

Balance, beginning of period	$692	$2,622	$7	$87	$3
Transfers into Level 3	1	1	—	—	—
Transfers out of Level 3	(4)	(3)	—	—	—
Change in Net Unrealized Gains (Losses) in OCI	14	6	—	—	—
Net Realized Gains (Losses)	—	—	—	(3)	—
Purchases	72	143	—	18	4
Sales	(20)	(20)	—	(1)	—
Settlements	(37)	(91)	—	—	(2)
Balance, end of period	$718	$2,658	$7	$101	$5
Net Realized Gains (Losses) Attributable to Changes in Fair Value at the Balance Sheet date	$—	$—	$—	$(2)	$—
Change in Net Unrealized Gains (Losses) included in OCI at the Balance Sheet date	$13	$6	$—	$—	$—
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

The carrying values of cash, other assets, other liabilities, and other financial instruments not included below approximated their fair values. Refer to Note 4 b) of our 2024 Form 10-K for information on the fair value methods and assumptions for private debt held-for-investment, repurchase agreements, short-term and long-term debt, and hybrid debt.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following tables present fair value, by valuation hierarchy, and carrying value of the financial instruments not measured at fair value:

March 31, 2025	Fair Value				Net Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Private debt held-for-investment	$—	$—	$2,498	$2,498	$2,460
Total assets	$—	$—	$2,498	$2,498	$2,460
Liabilities:
Repurchase agreements	$—	$3,124	$—	$3,124	$3,124
Long-term debt	—	13,149	—	13,149	14,508
Hybrid debt	—	476	—	476	419
Total liabilities	$—	$16,749	$—	$16,749	$18,051

December 31, 2024	Fair Value				Net Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Private debt held-for-investment	$—	$—	$2,680	$2,680	$2,628
Total assets	$—	$—	$2,680	$2,680	$2,628
Liabilities:
Repurchase agreements	$—	$2,731	$—	$2,731	$2,731
Short-term debt	—	797	—	797	800
Long-term debt	—	12,979	—	12,979	14,379
Hybrid debt	—	479	—	479	419
Total liabilities	$—	$16,986	$—	$16,986	$18,329

5. Reinsurance

Reinsurance recoverable on ceded reinsurance

	March 31, 2025		December 31, 2024
(in millions of U.S. dollars)	Net Reinsurance Recoverable (1)	Valuation allowance	Net Reinsurance Recoverable (1)	Valuation allowance
Reinsurance recoverable on unpaid losses and loss expenses	$18,081	$254	$17,734	$242
Reinsurance recoverable on paid losses and loss expenses	1,934	66	2,043	68
Reinsurance recoverable on losses and loss expenses	$20,015	$320	$19,777	$310
Reinsurance recoverable on policy benefits	$267	$—	$289	$—
(1)Net of valuation allowance for uncollectible reinsurance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents a roll-forward of valuation allowance for uncollectible reinsurance related to Reinsurance recoverable on losses and loss expenses:

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2025	2024
Valuation allowance for uncollectible reinsurance - beginning of period	$310	$367
Provision for uncollectible reinsurance	11	8
Write-offs charged against the valuation allowance	(2)	—
Foreign exchange revaluation	1	—
Valuation allowance for uncollectible reinsurance - end of period	$320	$375
For additional information, refer to Note 1 e) to the Consolidated Financial Statements of our 2024 Form 10-K.

6. Deferred policy acquisition costs

The following tables present a roll-forward of deferred policy acquisition costs on long-duration contracts included in the Life Insurance segment:

	Three Months Ended March 31, 2025
(in millions of U.S. dollars)	Term Life	Universal Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$469	$722	$870	$1,681	$324	$4,066
Capitalizations	58	38	109	170	40	415
Amortization expense	(36)	(20)	(12)	(54)	(7)	(129)
Other (including foreign exchange)	4	(8)	(4)	(16)	(2)	(26)
Balance – end of period	$495	$732	$963	$1,781	$355	$4,326
Overseas General Insurance segment excluded from table						608
Total deferred policy acquisition costs on long-duration contracts						$4,934
Deferred policy acquisition costs on short-duration contracts						3,841
Total deferred policy acquisition costs						$8,775

	Three Months Ended March 31, 2024
(in millions of U.S. dollars)	Term Life	Universal Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$402	$674	$534	$1,301	$274	$3,185
Capitalizations	47	33	85	158	16	339
Amortization expense	(28)	(20)	(8)	(41)	(7)	(104)
Other (including foreign exchange)	(8)	1	(3)	3	(2)	(9)
Balance – end of period	$413	$688	$608	$1,421	$281	$3,411
Overseas General Insurance segment excluded from table						616
Total deferred policy acquisition costs on long-duration contracts						$4,027
Deferred policy acquisition costs on short-duration contracts						3,510
Total deferred policy acquisition costs						$7,537

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

7. Unpaid losses and loss expenses

The following table presents a reconciliation of beginning and ending Unpaid losses and loss expenses:

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2025	2024
Gross unpaid losses and loss expenses – beginning of period	$84,004	$80,122
Reinsurance recoverable on unpaid losses and loss expenses – beginning of period (1)	(17,734)	(17,884)
Net unpaid losses and loss expenses – beginning of period	66,270	62,238
Net losses and loss expenses incurred in respect of losses occurring in:
Current year	7,133	5,980
Prior years (2)	(237)	(253)
Total	6,896	5,727
Net losses and loss expenses paid in respect of losses occurring in:
Current year	1,305	767
Prior years	4,699	4,055
Total	6,004	4,822
Foreign currency revaluation and other	228	35
Net unpaid losses and loss expenses – end of period	67,390	63,178
Reinsurance recoverable on unpaid losses and loss expenses (1)	18,081	17,163
Gross unpaid losses and loss expenses – end of period	$85,471	$80,341
(1)    Net of valuation allowance for uncollectible reinsurance.
(2)    Relates to prior period loss reserve development only and excludes prior period development related to reinstatement premiums, expense adjustments, earned premiums, and A&H long-duration lines totaling $(18) million and $46 million for the three months ended March 31, 2025 and 2024, respectively.

Net unpaid losses and loss expenses increased $1,120 million for the three months ended March 31, 2025, principally reflecting underlying exposure growth and net catastrophe losses, partially offset by the impact of favorable prior period development and crop activity.

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

	Three Months Ended March 31
(in millions of U.S. dollars)	Long-tail	Short-tail	Total
2025
North America Commercial P&C Insurance	$49	$(163)	$(114)
North America Personal P&C Insurance	—	—	—
North America Agricultural Insurance	—	(33)	(33)
Overseas General Insurance	1	(122)	(121)
Global Reinsurance	(5)	5	—
Corporate	13	—	13
Total	$58	$(313)	$(255)
2024
North America Commercial P&C Insurance	$96	$(144)	$(48)
North America Personal P&C Insurance	—	(52)	(52)
North America Agricultural Insurance	—	(28)	(28)
Overseas General Insurance	(1)	(88)	(89)
Global Reinsurance	—	1	1
Corporate	9	—	9
Total	$104	$(311)	$(207)
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

North America Commercial P&C Insurance. Net favorable development for the three months ended March 31, 2025, included $163 million from short-tail lines, primarily from surety, due to lower-than-expected loss development. This favorable development was partially offset by net adverse development of $49 million from long-tail lines, primarily from general casualty partially offset by favorable development in workers' compensation and financial lines.

Net favorable development for the three months ended March 31, 2024, included $144 million from short-tail lines, primarily from surety and property and marine lines due to lower-than-expected loss development. The favorable development was partially offset by net adverse development of $96 million from long-tail lines, primarily in commercial excess and umbrella lines, driven by higher-than-expected loss development.

Overseas General Insurance. Net favorable development for the three months ended March 31, 2025, included a $122 million release from short-tail lines.

Net favorable development for the three months ended March 31, 2024, included $88 million from short-tail lines, primarily from property lines driven by favorable development across all regions, primarily in accident years 2020 through 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

8. Future policy benefits

The following tables present a roll-forward of the liability for future policy benefits included in the Life Insurance segment:

Present Value of Expected Net Premiums	Three Months Ended March 31, 2025
(in millions of U.S. dollars)	Term Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$1,523	$4,405	$11,626	$125	$17,679
Beginning balance at original discount rate	1,819	4,303	11,499	124	17,745
Effect of changes in cash flow assumptions	—	(4)	(5)	—	(9)
Effect of actual variances from expected experience	7	23	(93)	—	(63)
Adjusted beginning of period balance	1,826	4,322	11,401	124	17,673
Issuances	65	288	599	208	1,160
Interest accrual	14	32	133	2	181
Net premiums collected (1)	(59)	(311)	(370)	(61)	(801)
Other (including foreign exchange)	(6)	(19)	(86)	2	(109)
Ending balance at original discount rate	1,840	4,312	11,677	275	18,104
Effect of changes in discount rate assumptions	(295)	111	212	1	29
Balance – end of period	$1,545	$4,423	$11,889	$276	$18,133
(1)Net premiums collected represent the portion of gross premiums collected from policyholders that is used to fund expected benefit.

Present Value of Expected Future Policy Benefits	Three Months Ended March 31, 2025
(in millions of U.S. dollars)	Term Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$2,238	$12,057	$15,693	$647	$30,635
Beginning balance at original discount rate	2,647	11,242	15,652	601	30,142
Effect of changes in cash flow assumptions	—	(10)	2	—	(8)
Effect of actual variances from expected experience	10	24	(95)	—	(61)
Adjusted beginning of period balance	2,657	11,256	15,559	601	30,073
Issuances	65	288	599	208	1,160
Interest accrual	19	90	165	6	280
Benefit payments	(51)	(78)	(421)	(6)	(556)
Other (including foreign exchange)	(6)	(32)	(127)	3	(162)
Ending balance at original discount rate	2,684	11,524	15,775	812	30,795
Effect of changes in discount rate assumptions	(416)	905	155	45	689
Balance – end of period	$2,268	$12,429	$15,930	$857	$31,484

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Liability for Future Policy Benefits, Life Insurance Segment	March 31, 2025
(in millions of U.S. dollars)	Term Life	Whole Life	A&H	Other	Total
Net liability for future policy benefits	$723	$8,006	$4,041	$581	$13,351
Deferred profit liability	291	1,351	202	64	1,908
Net liability for future policy benefits, before reinsurance recoverable	1,014	9,357	4,243	645	15,259
Less: Reinsurance recoverable on future policy benefits	108	45	114	—	267
Net liability for future policy benefits, after reinsurance recoverable	$906	$9,312	$4,129	$645	$14,992
Weighted average duration (years)	10.5	27.9	9.9	23.5	21.8

Present Value of Expected Net Premiums	Three Months Ended March 31, 2024
(in millions of U.S. dollars)	Term Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$1,590	$3,950	$10,432	$64	$16,036
Beginning balance at original discount rate	1,992	3,945	10,692	64	16,693
Effect of changes in cash flow assumptions	6	70	109	—	185
Effect of actual variances from expected experience	(1)	22	(37)	—	(16)
Adjusted beginning of period balance	1,997	4,037	10,764	64	16,862
Issuances	65	295	697	2	1,059
Interest accrual	14	27	133	—	174
Net premiums collected (1)	(57)	(310)	(363)	(7)	(737)
Other (including foreign exchange)	(5)	(4)	82	—	73
Ending balance at original discount rate	2,014	4,045	11,313	59	17,431
Effect of changes in discount rate assumptions	(407)	18	(295)	—	(684)
Balance – end of period	$1,607	$4,063	$11,018	$59	$16,747
(1)Net premiums collected represent the portion of gross premiums collected from policyholders that is used to fund expected benefit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Present Value of Expected Future Policy Benefits	Three Months Ended March 31, 2024
(in millions of U.S. dollars)	Term Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$2,254	$10,063	$14,650	$495	$27,462
Beginning balance at original discount rate	2,749	9,991	15,071	492	28,303
Effect of changes in cash flow assumptions	8	86	100	—	194
Effect of actual variances from expected experience	3	27	(36)	—	(6)
Adjusted beginning of period balance	2,760	10,104	15,135	492	28,491
Issuances	65	295	697	2	1,059
Interest accrual	19	74	164	3	260
Benefit payments	(59)	(87)	(398)	(6)	(550)
Other (including foreign exchange)	30	(2)	114	21	163
Ending balance at original discount rate	2,815	10,384	15,712	512	29,423
Effect of changes in discount rate assumptions	(516)	184	(487)	18	(801)
Balance – end of period	$2,299	$10,568	$15,225	$530	$28,622

Liability for Future Policy Benefits, Life Insurance Segment	March 31, 2024
(in millions of U.S. dollars, except for years)	Term Life	Whole Life	A&H	Other	Total
Net liability for future policy benefits	$692	$6,505	$4,207	$471	$11,875
Deferred profit liability	254	904	174	19	1,351
Net liability for future policy benefits, before reinsurance recoverable	946	7,409	4,381	490	13,226
Less: Reinsurance recoverable on future policy benefits	107	45	113	1	266
Net liability for future policy benefits, after reinsurance recoverable	$839	$7,364	$4,268	$489	$12,960
Weighted average duration (years)	10.2	25.6	10.1	15.1	19.3

The following table presents a reconciliation of the roll-forwards above to the Future policy benefits liability presented in the Consolidated balance sheets.

	March 31
(in millions of U.S. dollars)	2025	2024
Net liability for future policy benefits, Life Insurance segment	$13,351	$11,875
Other (1)	1,431	1,149
Deferred profit liability	1,908	1,351
Liability for future policy benefits, per consolidated balance sheet	$16,690	$14,375
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents the amount of undiscounted and discounted expected gross premiums and expected future policy benefit payments included in the Life Insurance segment:

	March 31	March 31
(in millions of U.S. dollars)	2025	2024
Term Life
Undiscounted expected future benefit payments	$4,266	$4,358
Undiscounted expected future gross premiums	6,595	7,291
Discounted expected future benefit payments	2,268	2,299
Discounted expected future gross premiums	4,460	3,909
Whole Life
Undiscounted expected future benefit payments	29,099	24,834
Undiscounted expected future gross premiums	10,390	9,593
Discounted expected future benefit payments	12,429	10,568
Discounted expected future gross premiums	8,518	7,774
A&H
Undiscounted expected future benefit payments	26,695	26,475
Undiscounted expected future gross premiums	39,108	39,002
Discounted expected future benefit payments	15,930	15,225
Discounted expected future gross premiums	23,346	22,975
Other
Undiscounted expected future benefit payments	1,556	901
Undiscounted expected future gross premiums	478	94
Discounted expected future benefit payments	857	530
Discounted expected future gross premiums	$437	$83

The following table presents the amount of revenue and interest recognized in the Consolidated statements of operations for the Life Insurance segment:

	Gross Premiums or Assessments		Interest Accretion
	Three Months Ended		Three Months Ended
	March 31		March 31
(in millions of U.S. dollars)	2025	2024	2025	2024
Life Insurance
Term Life	$170	$167	$5	$5
Whole Life	563	530	58	47
A&H	752	753	32	31
Other	89	20	4	3
Total	$1,574	$1,470	$99	$86

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents the weighted-average interest rates for the Life Insurance segment:

	Interest Accretion Rate		Current Discount Rate
	March 31		March 31
	2025	2024	2025	2024
Life Insurance
Term Life	3.0%	2.9%	5.6%	5.7%
Whole Life	3.5%	3.2%	4.0%	4.5%
A&H	4.1%	3.7%	5.7%	6.3%
Other	3.2%	2.6%	3.6%	3.8%

9. Policyholders' account balances, Separate accounts, and Unearned revenue liabilities

Policyholders' account balances
The following tables present a roll-forward of policyholders' account balances:

	Three Months Ended March 31, 2025
(in millions of U.S. dollars)	Universal Life	Annuities (2)	Other (3)	Total
Balance – beginning of period	$1,809	$2,585	$2,354	$6,748
Premiums received	53	101	94	248
Policy charges (1)	(29)	—	(2)	(31)
Surrenders and withdrawals	(29)	(9)	(51)	(89)
Benefit payments (4)	(17)	(48)	(22)	(87)
Interest credited	12	10	16	38
Other (including foreign exchange)	13	5	(1)	17
Balance – end of period	$1,812	$2,644	$2,388	$6,844
Unearned revenue liability				719
Other (5)				566
Policyholders' account liability, per consolidated balance sheet				$8,129
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
(4)Includes benefit payments upon maturity as well as death benefits.

	March 31
	2025			2024
(in millions of U.S. dollars, except for percentages)	Universal Life	Annuities	Other	Universal Life	Annuities	Other
Weighted-average crediting rate (1)	2.7%	1.6%	2.7%	2.9%	2.6%	2.5%
Net amount at risk (2)	$12,079	$—	$407	$12,014	$—	$499
Cash Surrender Value	$1,659	$1,728	$2,095	$1,623	$1,605	$2,239
(1)Calculated using actual interest credited for the three months ended March 31, 2025 and 2024, respectively.
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

The following tables present the balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimum:

Universal Life

	March 31, 2025
(in millions of U.S. dollars)	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Guaranteed minimum crediting rates
Up to 2.00%	$433	$—	$47	$131	$611
2.01% – 4.00%	245	589	355	—	1,189
Greater than 4.00%	12	—	—	—	12
Total	$690	$589	$402	$131	$1,812

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	March 31, 2024
(in millions of U.S. dollars)	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Guaranteed minimum crediting rates
Up to 2.00%	$482	$—	$39	$49	$570
2.01% – 4.00%	67	461	728	—	1,256
Greater than 4.00%	14	—	—	—	14
Total	$563	$461	$767	$49	$1,840

Annuities

	March 31, 2025
(in millions of U.S. dollars)	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Guaranteed minimum crediting rates
Up to 2.00%	$90	$—	$1,637	$56	$1,783
2.01% – 4.00%	861	—	—	—	861
Greater than 4.00%	—	—	—	—	—
Total	$951	$—	$1,637	$56	$2,644

	March 31, 2024
(in millions of U.S. dollars)	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Guaranteed minimum crediting rates
Up to 2.00%	$720	$—	$1,624	$1	$2,345
2.01% – 4.00%	139	—	—	—	139
Greater than 4.00%	—	—	—	—	—
Total	$859	$—	$1,624	$1	$2,484

Other policyholders' account balances

	March 31, 2025
(in millions of U.S. dollars)	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Guaranteed minimum crediting rates
Up to 2.00%	$363	$5	$153	$438	$959
2.01% – 4.00%	1,378	51	—	—	1,429
Greater than 4.00%	—	—	—	—	—
Total	$1,741	$56	$153	$438	$2,388

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	March 31, 2024
(in millions of U.S. dollars)	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Guaranteed minimum crediting rates
Up to 2.00%	$789	$—	$243	$533	$1,565
2.01% – 4.00%	378	613	—	—	991
Greater than 4.00%	—	—	—	—	—
Total	$1,167	$613	$243	$533	$2,556

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

The following table presents the aggregate fair value of Separate account assets, by major security type:

	March 31	March 31
(in millions of U.S. dollars)	2025	2024
Cash and cash equivalents	$131	$76
Mutual funds	6,081	5,699
Fixed maturities	73	89
Total	$6,285	$5,864

The following table presents a roll-forward of separate account liabilities:

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2025	2024
Balance – beginning of period	$6,231	$5,573
Premiums and deposits	490	264
Policy charges	(33)	(43)
Surrenders and withdrawals	(243)	(210)
Benefit payments	(113)	(105)
Investment performance	5	375
Other (including foreign exchange)	(52)	10
Balance – end of period	$6,285	$5,864
Cash surrender value (1)	$5,898	$5,655
(1)Cash surrender value represents the amount of the policyholder's account balances distributable at the balance sheet date less certain surrender charges.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

policyholders' account balances and separate accounts are recorded in Policyholders' account balances in the Consolidated balance sheets. The following table presents a roll-forward of unearned revenue liabilities:

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2025	2024
Balance – beginning of period	$711	$673
Deferred revenue	34	34
Amortization	(18)	(18)
Other (including foreign exchange)	(8)	(9)
Balance – end of period	$719	$680

10. Market risk benefits

Our reinsurance programs covering variable annuity guarantees, comprising guaranteed living benefits (GLB) and guaranteed minimum death benefits (GMDB), meet the definition of Market risk benefits (MRB). The following table presents a roll-forward of MRB:

	Three Months Ended March 31
(in millions of U.S. dollars)	2025	2024
Balance – beginning of period	$607	$771
Balance, beginning of period, before effect of changes in the instrument-specific credit risk	592	749
Interest rate changes	46	(57)
Effect of market movements (1)	52	(77)
Effect of changes in volatilities	16	(20)
Actual policyholder behavior different from expected behavior	16	30
Effect of timing and all other	(25)	(31)
Balance, end of period, before effect of changes in the instrument-specific credit risk	$697	$594
Effect of changes in the instrument-specific credit risk	11	17
Balance – end of period	$708	$611
Weighted-average age of policyholders (years)	74	74
Net amount at risk (2)	$1,654	$1,683
(1)     Market movements are predominantly driven by changes in equities.
(2)     The net amount at risk is defined as the present value of future claim payments assuming policy account values and guaranteed values are fixed at the valuation date, and reinsurance coverage ends at the earlier of the maturity of the underlying variable annuity policy or the reinsurance treaty. No withdrawals, lapses, and mortality improvements are assumed in the projection. GLB-related risks contain conservative mortality and annuitization assumptions.

Excluded from the table above are MRB gains (losses) of $14 million and $(134) million for the three months ended March 31, 2025 and 2024, respectively, reported in the Consolidated statements of operations, relating to the market risk benefits' economic hedge and other net cash flows. There is no reinsurance recoverable associated with our liability for MRB.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	Valuation Technique	Significant Unobservable Inputs	March 31, 2025		March 31, 2024
			Ranges	Weighted Average(1)	Ranges	Weighted Average(1)
MRB (1)	Actuarial model	Lapse rate	0.5% – 27.3%	3.2%	0.5% – 30.0%	4.3%
		Annuitization rate	0% – 100%	4.8%	0% – 100%	4.2%
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

The effect of changes in key market factors on assumed lapse and annuitization rates reflect emerging trends using data available from cedants. For treaties with limited experience, rates are established by blending the experience with data received from other ceding companies. The model and related assumptions are regularly re-evaluated by management and enhanced, as appropriate, based upon additional experience obtained related to policyholder behavior and availability of updated information such as market conditions, market participant assumptions, and demographics of in-force annuities. For detailed information on our lapse and annuitization rate assumptions, refer to Note 11 to the Consolidated Financial Statements of our 2024 Form 10-K.

11. Commitments, contingencies, and guarantees

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents the balance sheet location, fair value in an asset or (liability) position, and notional value/payment provision of our derivative instruments:

			March 31, 2025			December 31, 2024
	Consolidated Balance Sheet Location	Fair Value		Notional Amount/ Payment Provision	Fair Value		Notional Amount/ Payment Provision
(in millions of U.S. dollars)		Derivative Asset	Derivative (Liability)		Derivative Asset	Derivative (Liability)
Investment and embedded derivatives not designated as hedging instruments:
Foreign currency forward contracts	OA / (AP)	$38	$(289)	$4,563	$41	$(295)	$3,959
Options/Futures/Forward contracts on notes and bonds	OA / (AP)	2	(5)	768	—	(8)	449
Convertible securities (1)	FM AFS / ES	14	—	14	12	—	12
Total		$54	$(294)	$5,345	$53	$(303)	$4,420
Other derivative instruments:
Futures contracts on equities (2)	OA / (AP)	$2	$—	$921	$35	$—	$1,047
Other	OA / (AP)	3	(5)	265	—	(2)	211
Total		$5	$(5)	$1,186	$35	$(2)	$1,258
Derivatives designated as hedging instruments:
Cross-currency swaps - fair value hedges	OA / (AP)	$93	$(1)	$1,906	$103	$—	$1,579
Cross-currency swaps - net investment hedges	OA / (AP)	39	(100)	2,925	43	(116)	2,896
Total		$132	$(101)	$4,831	$146	$(116)	$4,475
(1)Includes fair value of embedded derivatives.
(2)Related to MRB book of business.

At March 31, 2025, and December 31, 2024, net derivative liabilities of $223 million and $199 million, respectively, included in the table above were subject to a master netting agreement. The remaining derivatives included in the table above were not subject to a master netting agreement.

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

(i) Cross-currency swaps - fair value hedges
Chubb holds certain cross-currency swaps designated as fair value hedges. The objective of these cross-currency swaps is to hedge the foreign currency risk on €1.7 billion, or approximately $1.9 billion at March 31, 2025, of euro denominated debt by converting cash flows back into the U.S. dollar.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended
	March 31
(pre-tax, in millions of U.S. dollars)	2025	2024
Gain (loss) recognized in OCI	$(26)	$(8)
Net realized gain (loss) reclassified from OCI	69	(37)
Interest expense reclassified from OCI	(4)	(4)
OCI gain (loss) after reclassifications	$(91)	$33

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

	Three Months Ended
	March 31
(pre-tax, in millions of U.S. dollars)	2025	2024
Gain (loss) recognized in OCI	$24	$36
Interest income reclassified from OCI	8	3
OCI gain (loss) after reclassifications	$16	$33

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

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2025	2024
Investment and embedded derivative instruments:
Foreign currency forward contracts	$(14)	$(52)
Options/Futures/Forward contracts on notes and bonds	(9)	6
Convertible securities (1)	—	3
Total investment and embedded derivative instruments	$(23)	$(43)
Other derivative instruments:
Futures contracts on equities (2)	$54	$(95)
Other	(3)	(2)
Total other derivative instruments	$51	$(97)
Total	$28	$(140)
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

Forwards
A fixed income forward contract (forward) is an agreement between participants to exchange a specific instrument at a fixed price at a future date. Chubb uses forwards to mitigate reinvestment risk of future written premiums.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents the carrying value of collateral held under securities lending agreements by investment category and remaining contractual maturity of the underlying agreements:

	Remaining contractual maturity
	March 31, 2025	December 31, 2024
(in millions of U.S. dollars)	Overnight and Continuous
Collateral held under securities lending agreements:
Cash	$752	$557
U.S. and local government securities	147	148
Non-U.S.	926	663
Corporate and asset-backed securities	50	49
Equity securities	34	28
	$1,909	$1,445
Gross amount of recognized liability for securities lending payable	$1,909	$1,445

At March 31, 2025, and December 31, 2024, our repurchase agreement obligations of $3,124 million and $2,731 million, respectively, were fully collateralized. In contrast to securities lending programs, the use of cash received is not restricted for the repurchase obligations. The fair value of the underlying securities sold remains in Fixed maturities available-for-sale or Other investments, and the repurchase agreement obligation is recorded in Repurchase agreements in the Consolidated balance sheets.

The following table presents the carrying value of collateral pledged under repurchase agreements by investment category and remaining contractual maturity of the underlying agreements:

	Remaining contractual maturity
	March 31, 2025			December 31, 2024
	Up to 30 Days	30-90 Days	Total	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
(in millions of U.S. dollars)
Collateral pledged under repurchase agreements:
Cash	$—	$—	$—	$—	$19	$2	$21
Non-U.S.	1,866	—	1,866	1,387	—	—	1,387
U.S. and local government securities	—	106	106	—	—	104	104
Mortgage-backed securities	470	922	1,392	—	454	924	1,378
	$2,336	$1,028	$3,364	$1,387	$473	$1,030	$2,890
Gross amount of recognized liabilities for repurchase agreements			$3,124				$2,731
Difference (1)			$240				$159
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

e) Fixed maturities
At March 31, 2025, and December 31, 2024, commitments to purchase fixed income securities over the next several years were $1.2 billion and $1.3 billion, respectively.

f) Private equities
Private equities in the Consolidated balance sheets are investments in limited partnerships and partially-owned investment companies. At March 31, 2025, private equities with a carrying value of $15.3 billion had commitments that could require funding of up to $6.4 billion over the next several years. At December 31, 2024, these investments had a carrying value of $14.5 billion with commitments of up to $6.4 billion. The remaining private equities had no funding commitments.

g) Income taxes
At March 31, 2025, $97 million of unrecognized tax benefits remain outstanding. It is reasonably possible that, over the next twelve months, the amount of unrecognized tax benefits may change resulting from the re-evaluation of unrecognized tax benefits arising from examinations by taxing authorities, settlements, and the lapses of statutes of limitations. With few exceptions, Chubb is no longer subject to income tax examinations for years before 2012.

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

i) Lease commitments
At March 31, 2025, and December 31, 2024, the right-of-use asset was $1,052 million and $824 million, respectively, recorded within Other assets, and the lease liability was $1,177 million and $942 million, respectively, recorded within Accounts payable, accrued expenses, and other liabilities on the Consolidated balance sheets. These leases consist principally of real estate operating leases that are amortized on a straight-line basis over the term of the lease, which expire at various dates.

12. Shareholders’ equity

All of Chubb’s Common Shares are authorized under Swiss corporate law. Though the par value of Common Shares is stated in Swiss francs, Chubb continues to use U.S. dollars as its reporting currency for preparing the Consolidated Financial Statements. Under Swiss corporate law, dividends, including distributions from legal reserves or through a reduction in par value (par value reduction), must be stated in Swiss francs though dividend payments are made by Chubb in U.S. dollars. At March 31, 2025, our Common Shares had a par value of CHF 0.50 per share.

At our May 2024 and 2023 annual general meetings, our shareholders approved annual dividends for the following year of up to $3.64 per share and $3.44 per share, respectively, which were paid in four quarterly installments of $0.91 per share and $0.86 per share, respectively, at dates determined by the Board of Directors (Board) after the annual general meetings by way of a distribution from capital contribution reserves, transferred to free reserves for payment.

Dividend distributions per Common Share for the three months ended March 31, 2025, and 2024, were $0.91 (CHF 0.81) and $0.86 (CHF 0.75), respectively.

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

On March 7, 2025, Chubb completed a share capital reduction by means of cancellation of 7,518,565 Common Shares purchased under our share repurchase program during 2024. The capital reduction was completed in accordance with the capital band provision for authorized share capital increases and reductions by the Board set forth in the Articles of Association. During the three months ended March 31, 2025, 1,345,782 shares were repurchased, 7,518,565 shares were canceled, and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

1,390,604 net shares were issued under employee share-based compensation plans. At March 31, 2025, 11,358,936 Common Shares remain in treasury.

Chubb Limited securities repurchase authorization
In June 2023, the Board authorized the repurchase of up to $5.0 billion of Chubb Common Shares effective July 1, 2023, with no expiration date. The following table presents repurchases of Chubb's Common Shares conducted in a series of open market transactions under the Board authorization:

	Three Months Ended		April 1, 2025 through April 25, 2025
	March 31
(in millions of U.S. dollars, except share data)	2025	2024
Number of shares repurchased	1,345,782	1,220,121	511,000
Cost of shares repurchased	$385	$316	$143
Repurchase authorization remaining at end of period	$1,300	$3,373	$1,157

The following table presents changes in accumulated other comprehensive income (loss):

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2025	2024
Accumulated other comprehensive income (loss) (AOCI)
Net unrealized appreciation (depreciation) on investments
Balance – beginning of period, net of tax	$(4,552)	$(4,177)
Change in period, before reclassification from AOCI (before tax)	843	(796)
Amounts reclassified from AOCI (before tax)	58	119
Change in period, before tax	901	(677)
Income tax (expense) benefit	(61)	42
Total other comprehensive income (loss)	840	(635)
Noncontrolling interests, net of tax	(8)	13
Balance – end of period, net of tax	(3,704)	(4,825)
Current discount rate on liability for future policy benefits
Balance – beginning of period, net of tax	(539)	51
Change in period, before tax	(122)	(53)
Income tax (expense) benefit	12	(20)
Total other comprehensive loss	(110)	(73)
Noncontrolling interests, net of tax	(4)	(33)
Balance – end of period, net of tax	(645)	11
Instrument-specific credit risk on market risk benefits
Balance – beginning of period, net of tax	(16)	(22)
Change in period, before tax	4	5
Income tax expense	(1)	—
Total other comprehensive income	3	5
Noncontrolling interests, net of tax	—	—
Balance – end of period, net of tax	(13)	(17)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2025	2024
Accumulated other comprehensive income (loss) (AOCI) - continued
Cumulative foreign currency translation adjustment
Balance – beginning of period, net of tax	(4,025)	(2,945)
Change in period, before reclassification from AOCI (before tax)	367	83
Amounts reclassified from AOCI (before tax)	(8)	(3)
Change in period, before tax	359	80
Income tax expense	(12)	(7)
Total other comprehensive income	347	73
Noncontrolling interests, net of tax	7	(8)
Balance – end of period, net of tax	(3,685)	(2,864)
Fair value hedging instruments
Balance – beginning of period, net of tax	50	(13)
Change in period, before reclassification from AOCI (before tax)	(26)	(8)
Amounts reclassified from AOCI (before tax)	(65)	41
Change in period, before tax	(91)	33
Income tax (expense) benefit	19	(7)
Total other comprehensive income (loss)	(72)	26
Noncontrolling interests, net of tax	—	—
Balance – end of period, net of tax	(22)	13
Postretirement benefit liability adjustment
Balance – beginning of period, net of tax	438	297
Change in period, before tax	(4)	(2)
Income tax benefit	—	1
Total other comprehensive loss	(4)	(1)
Noncontrolling interests, net of tax	—	—
Balance – end of period, net of tax	434	296
Accumulated other comprehensive loss	$(7,635)	$(7,386)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents reclassifications from accumulated other comprehensive income (loss) to the Consolidated statements of operations:

	Three Months Ended		Consolidated Statement of Operations Location
	March 31
(in millions of U.S. dollars)	2025	2024
Fixed maturities available-for-sale	$(58)	$(119)	Net realized gains (losses)
Income tax benefit	25	12	Income tax expense
	$(33)	$(107)	Net income
Cumulative foreign currency translation adjustment
Cross-currency swaps	$8	$3	Interest expense
Income tax expense	(2)	(1)	Income tax expense
	$6	$2	Net income
Net gains (losses) of fair value hedging instruments
Cross-currency swaps	$69	$(37)	Net realized gains (losses)
Cross-currency swaps	(4)	(4)	Interest expense
Income tax (expense) benefit	(14)	9	Income tax expense
	$51	$(32)	Net income
Total amounts reclassified from AOCI	$24	$(137)

13. Share-based compensation

The Chubb Limited 2016 Long-Term Incentive Plan, as amended and restated (the Amended 2016 LTIP), permits grants of both incentive and non-qualified stock options principally at an option price per share equal to the grant date fair value of Chubb's Common Shares. Stock options are generally granted with a 3-year vesting period and a 10-year term. Stock options typically vest in equal annual installments over the respective vesting period, which is also the requisite service period. On March 3, 2025, Chubb granted 1,253,605 stock options with a weighted-average grant date fair value of $74.64 each. The fair value of the options issued is estimated on the grant date using the Black-Scholes option pricing model.

The Amended 2016 LTIP also permits grants of service-based restricted stock and restricted stock units as well as performance shares and performance stock units. Under the Chubb Deferred Stock Unit Plan, a sub-plan of the Amended 2016 LTIP, eligible participants may defer vested performance stock units and restricted stock units to the extent such awards are U.S.-allocated compensation.

Chubb generally grants service-based restricted stock and restricted stock units with a 4-year vesting period, based on a graded vesting schedule. Performance shares and performance stock units granted comprise both target and premium awards that cliff vest at the end of a 3-year performance period based on tangible book value (Chubb shareholders' equity less goodwill and intangible assets attributable to Chubb, net of tax) per share growth and P&C combined ratio compared to a defined group of peer companies. Premium awards are subject to an additional vesting provision based on total shareholder return compared to the peer group. Stock and unit awards are principally granted at market close price on the grant date. On March 3, 2025, Chubb granted 620,237 service-based restricted stock, 287,268 service-based restricted stock units, 103,285 performance shares, and 288,070 performance stock units to employees and officers with a grant date fair value of $289.69 each. Each service-based restricted stock unit and performance stock unit represents our obligation to deliver to the holder one Common Share upon vesting (or the end of the deferral period, if the unit is under the Chubb Deferred Stock Unit Plan).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

14. Postretirement benefits

The components of net pension and other postretirement benefit costs (benefits) reflected in Net income in the Consolidated statements of operations were as follows:

	Pension Benefit Plans				Other Postretirement Benefit Plans
	2025		2024		2025	2024
Three Months Ended March 31	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
(in millions of U.S. dollars)
Service cost	$—	$2	$—	$2	$—	$—
Non-service cost (benefit):
Interest cost	34	9	33	9	—	1
Expected return on plan assets	(63)	(13)	(61)	(13)	—	(1)
Amortization of net actuarial (gain) loss	(2)	—	—	1	(1)	(1)
Amortization of prior service cost	—	—	—	—	—	—
Settlements	—	—	—	—	—	—
Total non-service cost (benefit)	(31)	(4)	(28)	(3)	(1)	(1)
Net periodic benefit cost (benefit)	$(31)	$(2)	$(28)	$(1)	$(1)	$(1)

The line items in which the service cost and non-service cost (benefit) components of net periodic cost (benefit) are included in the Consolidated statements of operations were as follows:

	Pension Benefit Plans		Other Postretirement Benefit Plans
Three Months Ended March 31	2025	2024	2025	2024
(in millions of U.S. dollars)
Service cost:
Losses and loss expenses	$—	$—	$—	$—
Administrative expenses	2	2	—	—
Total service cost	2	2	—	—
Non-service cost (benefit):
Losses and loss expenses	(3)	(3)	—	—
Administrative expenses	(32)	(28)	(1)	(1)
Total non-service cost (benefit)	(35)	(31)	(1)	(1)
Net periodic benefit cost (benefit)	$(33)	$(29)	$(1)	$(1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

15. Other income and expense

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2025	2024
Equity in net income (loss) of partially-owned entities	$82	$184
Gains (losses) from fair value changes in separate account assets	(10)	10
Asset management and performance fee revenue	56	53
Asset management and performance fee expense	(33)	(33)
Federal excise and capital taxes	(5)	(4)
Other	(7)	(19)
Total	$83	$191

Equity in net income of partially-owned entities includes our share of net income or loss, both underlying operating income and mark-to-market movement, related to partially-owned investment companies (private equity) where we own more than three percent, and partially-owned insurance companies. This line item includes mark-to-market gains (losses) on private equities of $(27) million and $103 million for the three months ended March 31, 2025 and 2024, respectively.
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

16. Segment information

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

•Policy benefits include fair value changes on separate accounts that do not qualify for separate accounting under U.S. GAAP. These gains and losses have been reclassified from Other (income) expense to Policy benefits. Policy benefits also include the impact of realized gains and losses on investment portfolios supporting certain participating policies. These realized gains and losses have been reclassified from net realized gains (losses) to policy benefits. This presentation better reflects the gains and losses from fair value changes in separate account assets and liabilities, and the economics of the participating policies by connecting the investment performance that is shared with policyholders to the liability.

•Net investment income includes investment income reclassified from Other (income) expense related to partially-owned investment companies (private equity partnerships) where our ownership interest is in excess of three percent. We view investment income from these equity-method private equity partnerships as Net investment income for segment reporting purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following tables present the Statement of Operations by segment:

For the Three Months Ended March 31, 2025 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Total
Net premiums written	$4,787	$1,552	$276	$3,903	$408	$1,720	$12,646
Net premiums earned	4,988	1,574	165	3,209	368	1,696	12,000
Losses and loss expenses	3,031	2,093	92	1,397	242	26
Policy benefits	—	—	—	113	—	1,163
Policy acquisition costs	719	330	17	837	100	310
Administrative expenses	344	87	2	330	10	202
Underwriting income	894	(936)	54	532	16	NM
Net investment income	929	120	24	281	70	271
Other (income) expense	8	1	1	6	—	(35)
Amortization of purchased intangibles	1	2	6	19	—	10
Segment income (loss)	$1,814	$(819)	$71	$788	$86	$291	$2,231
Net realized gains (losses)							(116)
Market risk benefits gains (losses)							(92)
Interest expense							181
Corporate underwriting loss							(119)
Corporate net investment loss							(27)
Corporate other (income) expense							33
Corporate amortization of purchased intangibles							37
Other reclassification							38
Income before income tax							$1,664
NM – not meaningful. Underwriting income is not used as a basis for segment performance for the Life Insurance segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

For the Three Months Ended March 31, 2024 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Total
Net premiums written	$4,689	$1,456	$249	$3,835	$359	$1,633	$12,221
Net premiums earned	4,880	1,471	128	3,198	295	1,611	11,583
Losses and loss expenses	3,175	899	49	1,426	137	32
Policy benefits	—	—	—	100	—	1,070
Policy acquisition costs	688	300	21	823	81	294
Administrative expenses	328	86	2	331	9	207
Underwriting income	689	186	56	518	68	NM
Net investment income	826	102	21	267	57	230
Other (income) expense	7	1	—	5	—	(40)
Amortization of purchased intangibles	—	2	6	20	—	10
Segment income	$1,508	$285	$71	$760	$125	$268	$3,017
Net realized gains (losses)							(101)
Market risk benefits gains (losses)							21
Interest expense							178
Integration expenses							7
Corporate underwriting loss							(117)
Corporate net investment loss							(26)
Corporate other (income) expense							(68)
Corporate amortization of purchased intangibles							42
Other reclassification							1
Income before income tax							$2,636
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

17. Earnings per share

	Three Months Ended
	March 31
(in millions of U.S. dollars, except share and per share data)	2025	2024
Numerator:
Net income	$1,343	$2,294
Net income attributable to noncontrolling interests	12	151
Net income attributable to Chubb	$1,331	$2,143
Denominator:
Denominator for basic earnings per share attributable to Chubb:
Weighted-average shares outstanding	400,681,956	405,662,694
Denominator for diluted earnings per share attributable to Chubb:
Share-based compensation plans	3,992,395	4,076,941
Weighted-average shares outstanding and assumed conversions	404,674,351	409,739,635
Basic earnings per share attributable to Chubb	$3.32	$5.28
Diluted earnings per share attributable to Chubb	$3.29	$5.23
Potential anti-dilutive share conversions	1,268,531	1,005,420

Excluded from weighted-average shares outstanding and assumed conversions is the impact of securities that would have been anti-dilutive during the respective periods. These securities consisted of stock options in which the underlying exercise prices were greater than the average market prices of our Common Shares. Refer to Note 16 to the Consolidated Financial Statements of our 2024 Form 10-K for additional information on stock options.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of our results of operations, financial condition, and liquidity and capital resources as of and for the three months ended March 31, 2025.

All comparisons in this discussion are to the corresponding prior year period unless otherwise indicated. All dollar amounts are rounded. However, percent changes and ratios are calculated using whole dollars. Accordingly, calculations using rounded dollars may differ.

Our results of operations and cash flows for any interim period are not necessarily indicative of our results for the full year. This discussion should be read in conjunction with our Consolidated Financial Statements and related notes and our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024 (2024 Form 10-K).

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
•acquisitions made performing differently than expected, our failure to realize anticipated expense-related efficiencies or growth from acquisitions, and the impact of acquisitions on our pre-existing organization;
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

Overview
Chubb Limited is the Swiss-incorporated holding company of the Chubb Group of Companies. Chubb Limited, which is headquartered in Zurich, Switzerland, and its direct and indirect subsidiaries (collectively, the Chubb Group of Companies, Chubb, we, us, or our) are a global insurance and reinsurance organization, serving the needs of a diverse group of clients worldwide. At March 31, 2025, we had total assets of $252 billion and total Chubb shareholders’ equity, which excludes noncontrolling interests, of $66 billion. Chubb was incorporated in 1985 at which time it opened its first business office in Bermuda and continues to maintain operations in Bermuda. We operate through six business segments: North America Commercial P&C Insurance, North America Personal P&C Insurance, North America Agricultural Insurance, Overseas General Insurance, Global Reinsurance, and Life Insurance. For more information on our segments refer to “Segment Information” under Item 1 in our 2024 Form 10-K.

Consolidated Operating Results – Three Months Ended March 31, 2025 and 2024

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2025	2024	Q-25 vs. Q-24
Net premiums written	$12,646	$12,221	3.5%
Net premiums written - constant dollars (1)			5.7%
Net premiums earned	12,000	11,583	3.6%
Net investment income	1,561	1,391	12.2%
Net realized gains (losses)	(116)	(101)	14.5%
Market risk benefits gains (losses)	(92)	21	NM
Total revenues	13,353	12,894	3.6%
Losses and loss expenses	6,896	5,727	20.4%
Policy benefits	1,227	1,180	4.0%
Policy acquisition costs	2,313	2,207	4.8%
Administrative expenses	1,080	1,070	0.9%
Interest expense	181	178	2.2%
Other (income) expense	(83)	(191)	(56.7)%
Amortization of purchased intangibles	75	80	(6.6)%
Integration expenses	—	7	NM
Total expenses	11,689	10,258	14.0%
Income before income tax	1,664	2,636	(36.9)%
Income tax expense	321	342	(6.1)%
Net income	$1,343	$2,294	(41.5)%
Net income attributable to noncontrolling interests	12	151	(92.2)%
Net income attributable to Chubb	$1,331	$2,143	(37.9)%
NM - not meaningful
(1)     On a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency exchange rates as the comparable current period.

Financial Highlights for the Three Months Ended March 31, 2025

•Net income attributable to Chubb was $1.33 billion compared with $2.14 billion in the prior year period. The decline was due to higher catastrophe losses.

•Total pre-tax catastrophe losses were $1.64 billion, or 15.9 percentage points of the combined ratio, and include California wildfire losses of $1.47 billion, compared with total pre-tax catastrophe losses of $435 million, or 4.4 percentage points of the combined ratio, in the prior year. Total after-tax net catastrophe losses were $1.30 billion.

•The P&C combined ratio was 95.7 percent compared with 86.0 percent in the prior year period. The P&C current accident year (CAY) combined ratio excluding catastrophe losses was 82.3 percent compared with 83.7 percent in the prior year period.

•Consolidated net premiums written were $12.65 billion, up 3.5 percent, or 5.7 percent in constant dollars. P&C net premiums written were $10.93 billion, up 3.2 percent, or 5.0 percent in constant dollars, with commercial insurance up 4.6 percent and consumer insurance up 6.0 percent in constant dollars.

•Life Insurance net premiums written were $1.72 billion, up 5.3 percent, or 10.3 percent in constant dollars, due to growth in both international life of 9.1 percent in constant dollars, predominantly in Asia, and Combined North America of 18.6 percent in constant dollars, primarily driven by worksite business. Life Insurance segment income was $291 million, up 8.6 percent, or 15.7 percent in constant dollars. Life insurance deposits collected increased $155 million, up 25.7 percent, or 30.0 percent in constant dollars.

•Net premiums earned increased $417 million, up 3.6 percent, or 5.7 percent in constant dollars. P&C net premiums earned increased 3.3 percent, or 5.0 percent in constant dollars, comprising growth in commercial and consumer lines of 4.2 percent and 7.1 percent, respectively.

•Administrative expenses are relatively flat despite growth in net premiums.

•Pre-tax net investment income was $1.56 billion, up 12.2 percent compared to $1.39 billion in the prior year period, primarily due to higher average invested assets and higher reinvestment rates on fixed maturities.

Net Premiums Written	Three Months Ended March 31			% Change
(in millions of U.S. dollars, except for percentages)	2025	2024	Q-25 vs. Q-24	C$ Q-25 vs. Q-24
Property and other short-tail lines	$2,489	$2,360	5.4%	7.4%
Commercial casualty	2,252	2,210	1.9%	2.9%
Financial lines	1,079	1,108	(2.6)%	(1.2)%
Workers' compensation	638	629	1.3%	1.3%
Commercial multiple peril (1)	416	368	13.2%	13.2%
Surety	200	184	8.9%	13.9%
Total Commercial P&C lines	7,074	6,859	3.1%	4.5%

Agriculture	276	249	11.0%	11.0%

Personal homeowners	1,089	1,065	2.2%	3.0%
Personal automobile	656	642	2.1%	10.2%
Personal other	600	565	6.2%	8.4%
Total Personal lines	2,345	2,272	3.2%	6.3%

Global A&H - P&C	823	849	(3.1)%	—

Reinsurance lines	408	359	13.7%	14.0%
Total Property and Casualty lines	10,926	10,588	3.2%	5.0%

Life Insurance	1,720	1,633	5.3%	10.3%
Total consolidated	$12,646	$12,221	3.5%	5.7%
(1)Commercial multiple peril represents retail package business (property and general liability).

For additional information on net premiums written, refer to the segment operating results discussions.

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

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2025	2024
Net catastrophe losses	$1,641	$435
Favorable prior period development	$255	$207

Catastrophe losses through March 31, 2025 and 2024, were primarily from the following events:
•2025: California wildfire losses of $1.47 billion, flooding in the U.S., hail, tornadoes, wind events, and winter-related storms.
•2024: Severe weather-related events in the U.S. and internationally.

Pre-tax net favorable PPD for the three months ended March 31, 2025, was $268 million in our active companies, including favorable development of $313 million in short-tail lines, principally in credit-related lines, A&H, and property. Favorable development was partially offset by net adverse development of $45 million in long-tail lines, with adverse and favorable updates across several lines of business. Our corporate run-off portfolio had adverse development of $13 million.

Pre-tax net favorable PPD for the three months ended March 31, 2024, was $216 million in our active companies, including favorable development of $311 million in short-tail lines, principally in property and credit-related lines, and adverse development of $95 million in long-tail lines, principally in large account commercial excess and umbrella lines. Our corporate run-off portfolio had adverse development of $9 million.

Refer to the prior period development discussion in Note 7 to the Consolidated Financial Statements for additional information.

P&C Combined Ratio
In evaluating our segments, excluding Life Insurance financial performance, we use the P&C combined ratio, the loss and loss expense ratio, the policy acquisition cost ratio, and the administrative expense ratio. We calculate these ratios by dividing the respective expense amounts by net premiums earned. We do not calculate these ratios for the Life Insurance segment as we do not use these measures to monitor or manage the business in that segment. The P&C combined ratio is determined by adding the loss and loss expense ratio, the policy acquisition cost ratio, and the administrative expense ratio. A P&C combined ratio under 100 percent indicates underwriting income, and a combined ratio exceeding 100 percent indicates underwriting loss. P&C CAY combined ratio excluding catastrophe losses (CATs) excludes CATs and prior period development (PPD) from the P&C combined ratio.

	Three Months Ended
	March 31
	2025	2024
Combined ratio:
Loss and loss expense ratio	67.8%	58.1%
Policy acquisition cost ratio	19.4%	19.2%
Administrative expense ratio	8.5%	8.7%
P&C Combined ratio	95.7%	86.0%
Catastrophe losses	(15.9)%	(4.4)%
Prior period development	2.5%	2.1%
P&C CAY combined ratio excluding catastrophe losses	82.3%	83.7%

The P&C combined ratio increased for the three months ended March 31, 2025, reflecting California wildfire losses of $1.47 billion, including the unfavorable impact of $37 million of net ceded reinstatement premiums on the expense ratio (i.e., lower premium resulting in a higher expense ratio). The increase was partially offset by higher favorable prior period development.

The P&C CAY combined ratio excluding catastrophe losses decreased for the three months ended March 31, 2025, reflecting an improvement from earned rate and exposure exceeding loss trends, the favorable impact of higher net premiums earned, and the favorable impact of lower year-over-year large-structured transactions, which benefited the current year loss ratio, but had a partially offsetting unfavorable impact to the expense ratio.

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

Policy benefits were $1,227 million and $1,180 million for the three months ended March 31, 2025 and 2024, respectively.

Refer to the respective sections that follow for a discussion of Net investment income, Other (income) expense, Net realized gains (losses), Interest expense, Amortization of purchased intangibles, and Income tax expense.

Segment Operating Results – Three Months Ended March 31, 2025 and 2024
We operate through six business segments: North America Commercial P&C Insurance, North America Personal P&C Insurance, North America Agricultural Insurance, Overseas General Insurance, Global Reinsurance, and Life Insurance. For more information on our segments refer to “Segment Information” under Item 1 in our 2024 Form 10-K.

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

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2025	2024	Q-25 vs. Q-24
Net premiums written	$4,787	$4,689	2.1%
Net premiums earned	4,988	4,880	2.2%
Losses and loss expenses	3,031	3,175	(4.5)%
Policy acquisition costs	719	688	4.6%
Administrative expenses	344	328	4.7%
Underwriting income	894	689	29.7%
Net investment income	929	826	12.6%
Other (income) expense	8	7	8.0%
Amortization of purchased intangibles	1	—	NM
Segment income	$1,814	$1,508	20.3%
Combined ratio:
Loss and loss expense ratio	60.8%	65.1%	(4.3)	pts
Policy acquisition cost ratio	14.4%	14.1%	0.3	pts
Administrative expense ratio	6.9%	6.7%	0.2	pts
Combined ratio	82.1%	85.9%	(3.8)	pts
Catastrophe losses	(3.1)%	(4.9)%	1.8	pts
Prior period development	2.3%	1.0%	1.3	pts
CAY combined ratio excluding catastrophe losses	81.3%	82.0%	(0.7)	pts
NM - Not meaningful

Net Catastrophe Losses and Prior Period Development	Three Months Ended
	March 31
(in millions of U.S. dollars)	2025	2024
Net catastrophe losses	$154	$236
Favorable prior period development	$114	$48

Catastrophe losses were primarily from the following events:
2025: California wildfire losses of $99 million, flooding in the U.S., hail, tornadoes, and wind events.
2024: Flooding in the U.S., hail, tornadoes, wind events, and winter storm losses.

Refer to Note 7 to the Consolidated Financial Statements for detail on prior period development.

Premiums
Net premiums written increased $98 million, or 2.1 percent, for the three months ended March 31, 2025, which includes P&C growth of 2.6 percent, partially offset by financial lines decline of 1.3 percent. P&C growth was adversely impacted by 3.5 percentage points due to lower year-over-year structured transactions. The increase in premiums reflects growth of 7.6 percent in the North America Commercial Insurance division, while the North America Major Accounts and Specialty Insurance division declined 1.7 percent, primarily due to lower year-over-year large-structured transactions. The overall increase in premiums was across a number of lines, most notably in primary and excess casualty, reflecting strong new business and rate increases, partially offset by rate decreases in our Large Risk and E&S brokerage property lines, and in our financial lines.

Net premiums earned increased $108 million, or 2.2 percent, for the three months ended March 31, 2025, reflecting the growth in net premiums written described above.

Combined Ratio
The combined ratio decreased for the three months ended March 31, 2025, reflecting lower catastrophe losses and higher favorable prior period development.

The CAY combined ratio excluding catastrophe losses decreased 0.7 percentage points for the three months ended March 31, 2025, reflecting a 0.6 percentage point favorable impact of lower year-over-year large-structured transactions which benefited the current year loss ratio, but had a partially offsetting unfavorable impact to the expense ratio, and a higher percentage of net premiums earned from property lines.

North America Personal P&C Insurance

The North America Personal P&C Insurance segment comprises operations that provide high net worth personal lines products, including homeowners and complementary products such as valuable articles, excess liability, automobile, and recreational marine insurance and services in the U.S. and Canada.

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2025	2024	Q-25 vs. Q-24
Net premiums written	$1,552	$1,456	6.6%
Net premiums earned	1,574	1,471	7.0%
Losses and loss expenses	2,093	899	132.7%
Policy acquisition costs	330	300	10.0%
Administrative expenses	87	86	0.6%
Underwriting income (loss)	(936)	186	NM
Net investment income	120	102	17.0%
Other (income) expense	1	1	—
Amortization of purchased intangibles	2	2	—
Segment income (loss)	$(819)	$285	NM
Combined ratio:
Loss and loss expense ratio	133.0%	61.1%	71.9	pts
Policy acquisition cost ratio	21.0%	20.4%	0.6	pts
Administrative expense ratio	5.5%	5.9%	(0.4)	pts
Combined ratio	159.5%	87.4%	72.1	pts
Catastrophe losses	(84.5)%	(11.6)%	(72.9)	pts
Prior period development	—	3.5%	(3.5)	pts
CAY combined ratio excluding catastrophe losses	75.0%	79.3%	(4.3)	pts
NM - Not meaningful

Net Catastrophe Losses and Prior Period Development	Three Months Ended
	March 31
(in millions of U.S. dollars)	2025	2024
Net catastrophe losses	$1,342	$170
Favorable prior period development	$—	$52

Catastrophe losses were primarily from the following events:
2025: California wildfire losses of $1.29 billion, flooding in the U.S., hail, tornadoes, wind events, and winter-related storms.
2024: Winter storm losses, flooding in the U.S., hail, tornadoes, and wind events.

Refer to Note 7 to the Consolidated Financial Statements for detail on prior period development.

Premiums
Net premiums written increased $96 million, or 6.6 percent, for the three months ended March 31, 2025, driven by strong new business and retention, and positive rate and exposure increases in all lines. The growth in premiums was partially offset by $50 million of ceded reinstatement premiums related to the California wildfires, a 3.5 percentage point drag on net premiums written growth.

Net premiums earned increased $103 million, or 7.0 percent, for the three months ended March 31, 2025, reflecting the growth in net premiums written described above.

Combined Ratio
The combined ratio increased for the three months ended March 31, 2025, reflecting the California wildfire catastrophe losses, including the unfavorable impact of the ceded reinstatement premiums on the expense ratio, which are fully earned and carry no expenses, and lower favorable prior period development.

The CAY combined ratio excluding catastrophe losses decreased for the three months ended March 31, 2025, primarily due to an improvement in homeowners and auto from earned rate and exposure exceeding loss trends, and a lower administrative expense ratio primarily due to the impact of higher net premiums earned and strong expense management.

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

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2025	2024	Q-25 vs. Q-24
Net premiums written	$276	$249	11.0%
Net premiums earned	165	128	28.6%
Losses and loss expenses	92	49	86.3%
Policy acquisition costs	17	21	(20.3)%
Administrative expenses	2	2	—
Underwriting income	54	56	(3.6)%
Net investment income	24	21	13.6%
Other (income) expense	1	—	NM
Amortization of purchased intangibles	6	6	—
Segment income	$71	$71	—
Combined ratio:
Loss and loss expense ratio	55.9%	38.6%	17.3	pts
Policy acquisition cost ratio	10.4%	16.8%	(6.4)	pts
Administrative expense ratio	1.2%	1.2%	—	pts
Combined ratio	67.5%	56.6%	10.9	pts
Catastrophe losses	(8.9)%	(2.1)%	(6.8)	pts
Prior period development	20.3%	27.1%	(6.8)	pts
CAY combined ratio excluding catastrophe losses	78.9%	81.6%	(2.7)	pts
NM - Not meaningful

Net Catastrophe Losses and Prior Period Development	Three Months Ended
	March 31
(in millions of U.S. dollars)	2025	2024
Net catastrophe losses	$15	$3
Favorable prior period development	$33	$28

Catastrophe losses through both March 31, 2025 and 2024, were primarily from flooding in the U.S., hail, tornadoes, wind events, and winter-related storms.

Refer to Note 7 to the Consolidated Financial Statements for detail on prior period development.

Premiums
Net premiums written increased $27 million, or 11.0 percent, for the three months ended March 31, 2025, primarily due to a ceded premium increase of $41 million to the U.S. Government under the profit-sharing formula in the prior year, which impacted growth by 15.6 percentage points, partially offset by lower commodity prices in the current year.

Net premiums earned increased $37 million, or 28.6 percent, for the three months ended March 31, 2025, reflecting the factors described above.

Combined Ratio
The combined ratio increased for the three months ended March 31, 2025, reflecting higher catastrophe losses, and a lower impact from favorable prior period development.

The CAY combined ratio excluding catastrophe losses decreased for the three months ended March 31, 2025, reflecting earned rate exceeding loss trend in our Agriculture P&C business, partially offset by a change in the mix of business away from products that carry a lower policy acquisition cost ratio.

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

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2025	2024	Q-25 vs. Q-24
Net premiums written	$3,903	$3,835	1.8%
Net premiums written - constant dollars			6.5%
Net premiums earned	3,209	3,198	0.3%
Losses and loss expenses	1,397	1,426	(2.1)%
Policy benefits	113	100	12.6%
Policy acquisition costs	837	823	1.8%
Administrative expenses	330	331	(0.4)%
Underwriting income	532	518	2.8%
Net investment income	281	267	4.9%
Other (income) expense	6	5	19.2%
Amortization of purchased intangibles	19	20	(5.7)%
Segment income	$788	$760	3.7%
Segment income - constant dollars			7.1%
Combined ratio:
Loss and loss expense ratio	47.0%	47.7%	(0.7)	pts
Policy acquisition cost ratio	26.1%	25.7%	0.4	pts
Administrative expense ratio	10.3%	10.4%	(0.1)	pts
Combined ratio	83.4%	83.8%	(0.4)	pts
Catastrophe losses	(1.7)%	(0.8)%	(0.9)	pts
Prior period development	3.8%	2.8%	1.0	pts
CAY combined ratio excluding catastrophe losses	85.5%	85.8%	(0.3)	pts

Net Catastrophe Losses and Prior Period Development	Three Months Ended
	March 31
(in millions of U.S. dollars)	2025	2024
Net catastrophe losses	$55	$26
Favorable prior period development	$121	$89

Catastrophe losses through March 31, 2025 and 2024, were primarily from the following events:
•2025: Storms in Australia, global earthquakes, and California wildfire losses.
•2024: International weather-related events.

Refer to Note 7 to the Consolidated Financial Statements for detail on prior period development.

Net Premiums Written by Region	Three Months Ended March 31
(in millions of U.S. dollars, except for percentages)	2025	2025 % of Total	2024	2024 % of Total	C$ 2024	Q-25 vs. Q-24	C$ Q-25 vs. Q-24
Region
Europe, Middle East, and Africa	$1,915	49%	$1,869	49%	$1,816	2.5%	5.5%
Asia	1,198	31%	1,161	30%	1,130	3.2%	6.1%
Latin America	736	19%	777	20%	694	(5.3)%	6.1%
Other (1)	54	1%	28	1%	26	94.3%	98.5%
Net premiums written	$3,903	100%	$3,835	100%	$3,666	1.8%	6.5%
(1)    Includes the international supplemental A&H business of Combined Insurance and other international operations.

Premiums
Overall, net premiums written increased $68 million, or $237 million on a constant-dollar basis, for the three months ended March 31, 2025. This growth reflects an increase in commercial lines of 3.6 percent, or 7.3 percent on a constant-dollar basis, while consumer lines declined slightly by 1.1 percent, but grew 5.0 percent on a constant-dollar basis.

Our European division increased for the three months ended March 31, 2025, supported by both our wholesale and retail divisions primarily from growth in commercial property lines due to higher new business.

Asia increased for the three months ended March 31, 2025, reflecting growth in commercial lines due to higher new business, and in consumer lines.

Latin America increased on a constant dollar basis for the three months ended March 31, 2025, reflecting growth in personal lines business, including automobile in Mexico. Commercial lines increased primarily in property lines from positive rate increases.

Net premiums earned increased $11 million, or $153 million on a constant-dollar basis, for the three months ended March 31, 2025, reflecting the increase in net premiums written described above.

Combined Ratio
The combined ratio decreased for the three months ended March 31, 2025, primarily reflecting higher favorable prior period development, partially offset by higher catastrophe losses. The CAY combined ratio excluding catastrophe losses decreased for the three months ended March 31, 2025, reflecting underlying loss ratio improvement.

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

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2025	2024	Q-25 vs. Q-24
Net premiums written	$408	$359	13.7%
Net premiums written - constant dollars			14.0%
Net premiums earned	368	295	24.8%
Losses and loss expenses	242	137	77.2%
Policy acquisition costs	100	81	23.0%
Administrative expenses	10	9	11.0%
Underwriting income	16	68	(76.4)%
Net investment income	70	57	23.5%
Segment income	$86	$125	(31.1)%
Combined ratio:
Loss and loss expense ratio	65.8%	46.3%	19.5	pts
Policy acquisition cost ratio	27.1%	27.5%	(0.4)	pts
Administrative expense ratio	2.7%	3.1%	(0.4)	pts
Combined ratio	95.6%	76.9%	18.7	pts
Catastrophe losses	(21.3)%	—	(21.3)	pts
Prior period development	—	(0.4)%	0.4	pts
CAY combined ratio excluding catastrophe losses	74.3%	76.5%	(2.2)	pts

Net Catastrophe Losses and Prior Period Development	Three Months Ended
	March 31
(in millions of U.S. dollars)	2025	2024
Net catastrophe losses	$75	$—
Favorable (unfavorable) prior period development	$—	$(1)
Catastrophe losses through March 31, 2025, were from California wildfire losses.

Refer to Note 7 to the Consolidated Financial Statements for detail on prior period development.

Premiums
Net premiums written increased $49 million for the three months ended March 31, 2025, primarily reflecting continued growth in new business. Growth was most notably in property and casualty lines, partially offset by a decrease in specialty lines. Net premium written for the three months ended March 31, 2025, also benefited from catastrophe reinstatement premiums.

Net premiums earned increased $73 million for the three months ended March 31, 2025, reflecting the increase in net premiums written described above including catastrophe reinstatement premiums, which were fully earned when written. The increase is also due to the impact of higher new business written in the prior year for which premiums are earned in the current year.

Combined Ratio
The combined ratio increased for the three months ended March 31, 2025, primarily reflecting higher catastrophe losses.

The CAY combined ratio excluding catastrophe losses improved for the three months ended March 31, 2025, primarily due to favorable market conditions in property and casualty lines.
Life Insurance

The Life Insurance segment comprises our international life operations, the life and asset management business of Huatai Group, Chubb Tempest Life Re (Chubb Life Re), and the North American supplemental A&H and life business of Combined Insurance.

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2025	2024	Q-25 vs. Q-24
Net premiums written	$1,720	$1,633	5.3%
Net premiums written - constant dollars			10.3%
Net premiums earned	1,696	1,611	5.3%
Losses and loss expenses	26	32	(18.8)%
Policy benefits	1,163	1,070	8.6%
Policy acquisition costs	310	294	5.8%
Administrative expenses	202	207	(2.5)%
Net investment income	271	230	17.5%
Other (income) expense	(35)	(40)	(11.3)%
Amortization of purchased intangibles	10	10	—
Segment income	$291	$268	8.6%
Segment income - constant dollars			15.7%

Premiums
Net premiums written increased $87 million, or $161 million on a constant-dollar basis, for the three months ended March 31, 2025.

For our international life operations, net premiums written increased 3.5 percent, or 9.1 percent on a constant-dollar basis, for the three months ended March 31, 2025. This growth was primarily due to strong new business in North Asia, notably in Hong Kong, Taiwan, and Korea through broker distribution channels. Additionally, Huatai Group's life insurance business contributed through growth in agency distribution channels.

Net premiums written in our Combined Insurance business increased 17.3 percent for the three months ended March 31, 2025, due to 34.5 percent growth in worksite business.

Deposits
The following table presents deposits collected on universal life and investment contracts:

	Three Months Ended
	March 31			% Change
(in millions of U.S. dollars, except for percentages)	2025	2024	C$ 2024	Q-25 vs. Q-24	C$ Q-25 vs. Q-24
Deposits collected on universal life and investment contracts	$755	$600	$581	25.7%	30.0%

Deposits collected on universal life and investment contracts (life deposits) are not reflected as revenues in our Consolidated statements of operations in accordance with U.S. GAAP. However, new life deposits are an important component of production, and although they do not significantly affect current period income from operations, they are key to our efforts to grow our business. Life deposits collected increased $155 million for the three months ended March 31, 2025, primarily from investment linked products in Taiwan.

Life Insurance segment income
Life Insurance segment income increased $23 million, or $39 million on a constant-dollar basis, for the three months ended March 31, 2025, reflecting strong underwriting margins in A&H products, higher net investment income from growth in assets, and expense management, partially offset by higher new business strain and the absence of higher-than-expected other income totaling $8 million in the prior year period.

Corporate

Corporate results primarily include the results of our non-insurance companies, income and expenses not attributable to reportable segments, loss and loss expenses of asbestos and environmental (A&E) liabilities, certain other non-A&E run-off exposures including molestation, and Huatai Group's non-insurance operations results, comprising real estate and holding company activity.

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2025	2024	Q-25 vs. Q-24
Losses and loss expenses	$14	$10	34.6%
Administrative expenses	105	107	(1.0)%
Underwriting loss	119	117	2.2%
Net investment income (loss)	(27)	(26)	1.9%
Other (income) expense	33	(68)	NM
Amortization of purchased intangibles	37	42	(9.8)%
Net realized gains (losses)	(78)	(100)	(22.6)%
Market risk benefits gains (losses)	(92)	21	NM
Interest expense	181	178	2.2%
Integration expenses	—	7	NM
Income tax expense	321	342	(6.1)%
Net loss	$(888)	$(723)	21.2%
Net income attributable to noncontrolling interests	12	151	(92.2)%
Net loss attributable to Chubb	$(900)	$(874)	3.2%
NM - not meaningful

Integration expenses principally comprised legal and professional fees and all other costs primarily related to acquisitions. These expenses are one-time in nature and are not related to the on-going business activities of the segments. The Chief Executive Officer does not manage segment results or allocate resources to segments when considering these costs and they are therefore excluded from our definition of segment income.

Refer to the respective sections that follow for a discussion of Net realized gains (losses), Net investment income (loss), Amortization of purchased intangibles, and Income tax expense (benefit). Refer to Notes 10 and 15 to the Consolidated Financial Statements for additional information on Market risk benefits gains (losses) and Other (income) expense, respectively.

Net Realized and Unrealized Gains (Losses)
We take a long-term view with our investment strategy, and our investment managers manage our investment portfolio to maximize total return within specific guidelines designed to minimize risk. The majority of our investment portfolio is available-for-sale and reported at fair value.

The effect of market movements on our fixed maturities available-for-sale portfolio impacts Net income (through Net realized gains (losses)) when securities are sold, when we write down an asset, or when we record a change to the valuation allowance for expected credit losses. For a further discussion related to how we assess the valuation allowance for expected credit losses and the related impact on Net income, refer to Note 1 f) to the Consolidated Financial Statements in our 2024 Form 10-K. The

effect of market movements on fixed maturities related to consolidated investment products and investments supporting certain participating products in the Huatai portfolio impact Net realized gains (losses). Additionally, Net income is impacted through the reporting of changes in the fair value of public and private equity securities and derivatives, including financial futures, options, and swaps. Changes in unrealized appreciation and depreciation on available-for-sale securities, resulting from the revaluation of securities held, changes in cumulative foreign currency translation adjustment, changes in current discount rate on future policy benefits, changes in instrument-specific credit risk on market risk benefits, unrealized postretirement benefit obligations liability adjustment, and cross-currency swaps designated as hedges for accounting purposes are reported as separate components of Accumulated other comprehensive income (loss) in Shareholders’ equity in the Consolidated balance sheets.

The following table presents our net realized and unrealized gains (losses):

	Three Months Ended March 31
			2025			2024
(in millions of U.S. dollars)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact
Fixed maturities	$(97)	$901	$804	$49	$(677)	$(628)
Investment and embedded derivative instruments	(23)	—	(23)	(43)	—	(43)
Public equity
Sales	(12)	—	(12)	(3)	—	(3)
Mark-to-market	75	—	75	6	—	6
Private equity (less than 3 percent ownership)
Mark-to-market	11	—	11	31	—	31
Total investment portfolio	(46)	901	855	40	(677)	(637)
Other derivative instruments	(3)	—	(3)	(2)	—	(2)
Foreign exchange	(65)	359	294	(131)	80	(51)
Current discount rate on future policy benefits	—	(122)	(122)	—	(53)	(53)
Instrument-specific credit risk on market risk benefits	—	4	4	—	5	5
Other	(2)	(95)	(97)	(8)	31	23
Net gains (losses), pre-tax	$(116)	$1,047	$931	$(101)	$(614)	$(715)

Pre-tax net unrealized gains of $901 million in our investment portfolio for the three months ended March 31, 2025, were primarily driven by lower interest rates.

Pre-tax net realized losses of $116 million for the three months ended March 31, 2025, includes net realized losses on fixed maturities, and foreign exchange, partially offset by mark-to-market gains on equity securities.

Effective Income Tax Rate
Our effective tax rate (ETR) reflects a mix of income or losses in jurisdictions with a wide range of tax rates, permanent differences between U.S. GAAP and local tax laws, and the impact of discrete items. A change in the geographic mix of earnings could impact our ETR.

For the three months ended March 31, 2025, our ETR was 19.3 percent compared to an ETR of 13.0 percent in the prior year. The ETR for each period was impacted by our mix of earnings among various jurisdictions and by discrete tax items. The ETR for the three months ended March 31, 2024, included an incremental deferred tax benefit of $55 million related to the Bermuda tax law enacted in December 2023.

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
Three Months Ended
March 31, 2025
(in millions of U.S. dollars except for ratios)
Numerator
Losses and loss expenses/policy benefits	A	$3,031	$2,093	$92	$1,510	$242	$14	$6,982
Catastrophe losses and related adjustments
Catastrophe losses, net of related adjustments		(154)	(1,342)	(15)	(55)	(75)	—	(1,641)
Reinstatement premiums collected (expensed) on catastrophe losses		—	(50)	—	—	13	—	(37)
Catastrophe losses, gross of related adjustments		(154)	(1,292)	(15)	(55)	(88)	—	(1,604)
PPD and related adjustments
PPD, net of related adjustments - favorable (unfavorable)		114	—	33	121	—	(13)	255
Net premiums earned adjustments on PPD - unfavorable (favorable)		(1)	—	—	—	—	—	(1)
Expense adjustments - unfavorable (favorable)		(2)	—	(3)	—	(1)	—	(6)
PPD, gross of related adjustments - favorable (unfavorable)		111	—	30	121	(1)	(13)	248
CAY loss and loss expense ex CATs	B	$2,988	$801	$107	$1,576	$153	$1	$5,626
Policy acquisition costs and administrative expenses
Policy acquisition costs and administrative expenses	C	$1,063	$417	$19	$1,167	$110	$105	$2,881
Expense adjustments - favorable (unfavorable)		2	—	3	—	1	—	6
Policy acquisition costs and administrative expenses, adjusted	D	$1,065	$417	$22	$1,167	$111	$105	$2,887
Denominator
Net premiums earned	E	$4,988	$1,574	$165	$3,209	$368		$10,304
Reinstatement premiums (collected) expensed on catastrophe losses		—	50	—	—	(13)		37
Net premiums earned adjustments on PPD - unfavorable (favorable)		(1)	—	—	—	—		(1)
Net premiums earned excluding adjustments	F	$4,987	$1,624	$165	$3,209	$355		$10,340
P&C Combined ratio
Loss and loss expense ratio	A/E	60.8%	133.0%	55.9%	47.0%	65.8%		67.8%
Policy acquisition cost and administrative expense ratio	C/E	21.3%	26.5%	11.6%	36.4%	29.8%		27.9%
P&C Combined ratio		82.1%	159.5%	67.5%	83.4%	95.6%		95.7%
CAY P&C Combined ratio ex CATs
Loss and loss expense ratio, adjusted	B/F	59.9%	49.3%	65.8%	49.1%	43.2%		54.4%
Policy acquisition cost and administrative expense ratio, adjusted	D/F	21.4%	25.7%	13.1%	36.4%	31.1%		27.9%
CAY P&C Combined ratio ex CATs		81.3%	75.0%	78.9%	85.5%	74.3%		82.3%
Combined ratio
Combined ratio								95.7%
Add: impact of gains and losses on crop derivatives								—
P&C Combined ratio								95.7%
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

Net Investment Income

	Three Months Ended March 31
(in millions of U.S. dollars)	2025	2024
Fixed maturities (1)	$1,401	$1,311
Short-term investments	38	49
Other interest income	17	15
Equity securities	93	24
Private equities	35	16
Other investments	27	23
Gross investment income (1)	1,611	1,438
Investment expenses	(50)	(47)
Net investment income (1)	$1,561	$1,391
(1) Includes amortization expense related to fair value adjustment of acquired invested assets	$(2)	$(5)

Net investment income is influenced by a number of factors including the amounts and timing of inward and outward cash flows, the level of interest rates, and changes in overall asset allocation. Net investment income increased 12.2 percent for the three months ended March 31, 2025, primarily due to higher average invested assets and higher reinvestment rates on fixed maturities. Dividend income increased primarily due to the placement of existing investment grade fixed income securities into a fund structure in December 2024, which pays a quarterly dividend instead of interest.

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

	Three Months Ended March 31
(in millions of U.S. dollars)	2025	2024
Total mark-to-market gain (loss) on private equity, pre-tax	$(16)	$134

Investments
Our investment portfolio is invested primarily in publicly traded, investment grade, fixed income securities with an average credit quality of A/A as rated by the independent investment rating services Standard and Poor’s (S&P)/Moody’s Investors Service (Moody’s) at March 31, 2025. The portfolio is primarily managed externally by independent, professional investment managers and is broadly diversified across geographies, sectors, and issuers. We hold no collateralized debt obligations in our investment portfolio, and we provide no credit default protection. We have long-standing global credit limits for our entire portfolio across the organization. Exposures are aggregated, monitored, and actively managed by our Global Credit Committee, comprising senior executives, including our Chief Financial Officer, our Chief Risk Officer, our Chief Investment Officer, and our Treasurer. We also have well-established, strict contractual investment rules requiring managers to maintain highly diversified exposures to individual issuers and closely monitor investment manager compliance with portfolio guidelines.

The following table shows the fair value and cost/amortized cost, net of valuation allowance, of our invested assets:

	March 31, 2025		December 31, 2024
(in millions of U.S. dollars)	Fair Value	Cost/ Amortized Cost, Net	Fair Value	Cost/ Amortized Cost, Net
Short-term investments	$4,432	$4,434	$5,142	$5,143
Other investments - Fixed maturities	6,799	6,799	6,265	6,265
Fixed maturities available-for-sale	111,123	114,867	110,363	115,013
Fixed income securities	122,354	126,100	121,770	126,421
Equity securities	9,556	9,556	9,151	9,151
Private debt held-for-investment	2,498	2,460	2,680	2,628
Private equities and other	17,931	17,931	17,101	17,101
Total investments	$152,339	$156,047	$150,702	$155,301

The fair value of our total investments increased $1.6 billion during the three months ended March 31, 2025, mainly due to the investing of operating cash flow and gains in fixed maturities available-for-sale. The valuation of our fixed income portfolio is impacted by changes in interest rates.

The following tables present the fair value of our fixed income securities at March 31, 2025, and December 31, 2024. The first table lists investments according to type and second according to S&P credit rating:

	March 31, 2025		December 31, 2024
(in millions of U.S. dollars, except for percentages)	Fair Value	% of Total	Fair Value	% of Total
U.S. and local government securities	$4,025	3%	$4,070	3%
Corporate and asset-backed securities	43,280	36%	43,207	36%
Mortgage-backed securities	27,516	22%	27,248	22%
Non-U.S.	43,101	35%	42,103	35%
Short-term investments	4,432	4%	5,142	4%
Total (1)	$122,354	100%	$121,770	100%
AAA	$12,902	11%	$13,933	11%
AA	37,662	30%	37,640	30%
A	30,137	25%	28,882	24%
BBB	21,798	18%	21,610	18%
BB	10,705	9%	10,789	9%
B	8,669	7%	8,279	7%
Other	481	—%	637	1%
Total (1)	$122,354	100%	$121,770	100%
(1) Includes fixed maturities recorded in Other investments in the Consolidated balance sheets of $6.8 billion and $6.3 billion at March 31, 2025, and December 31, 2024, respectively.

Corporate and asset-backed securities
The following table presents our 10 largest global exposures to corporate bonds by fair value at March 31, 2025:

(in millions of U.S. dollars)	Fair Value
Bank of America Corp	$797
Morgan Stanley	698
JPMorgan Chase & Co	670
Wells Fargo & Co	555
Goldman Sachs Group Inc	533
Citigroup Inc	500
AT&T Inc	420
Verizon Communications Inc	397
UBS Group AG	387
HSBC Holdings Plc	352

Mortgage-backed securities
The following table shows the fair value and amortized cost, net of valuation allowance, of our mortgage-backed securities:

	S&P Credit Rating					Fair Value	Amortized Cost, Net
March 31, 2025 (in millions of U.S. dollars)	AAA	AA	A	BBB	BB and below	Total	Total
Agency residential mortgage-backed securities (RMBS)	$4	$23,948	$—	$—	$—	$23,952	$25,320
Non-agency RMBS	1,821	159	135	115	2	2,232	2,278
Commercial mortgage-backed securities	1,079	155	87	9	2	1,332	1,385
Total mortgage-backed securities	$2,904	$24,262	$222	$124	$4	$27,516	$28,983

Non-U.S.
Chubb’s local currency investment portfolios have strict contractual investment guidelines requiring managers to maintain a high quality and diversified portfolio to both sector and individual issuers. Investment portfolios are monitored daily to ensure investment manager compliance with portfolio guidelines.

Our non-U.S. investment grade fixed income portfolios are currency-matched with the insurance liabilities of our non-U.S. operations. The average credit quality of our non-U.S. fixed income securities is A/A and 40 percent of our holdings are rated AAA or guaranteed by governments or quasi-government agencies. Within the context of these investment portfolios, our government and corporate bond holdings are highly diversified across industries and geographies. Issuer limits are based on credit rating (AA—two percent, A—one percent, BBB—0.5 percent of the total portfolio) and are monitored daily via an internal compliance system. We manage our indirect exposure using the same credit rating-based investment approach. Accordingly, we do not believe our indirect exposure is material.

The following table summarizes the fair value and amortized cost, net of valuation allowance, of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. government securities at March 31, 2025:

(in millions of U.S. dollars)	Fair Value	Amortized Cost, Net
People's Republic of China	$1,941	$1,886
Republic of Korea	1,858	1,688
Canada	868	875
Kingdom of Thailand	751	669
Taiwan	678	680
United Mexican States	671	683
Federative Republic of Brazil	566	584
Commonwealth of Australia	543	617
Province of Ontario	528	530
United Kingdom	438	470
Other Non-U.S. Government Securities	7,443	7,527
Total	$16,285	$16,209
The following table summarizes the fair value and amortized cost, net of valuation allowance, of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. corporate securities at March 31, 2025:

(in millions of U.S. dollars)	Fair Value	Amortized Cost, Net
China	$7,488	$7,471
United Kingdom	2,503	2,586
Canada	2,445	2,466
United States (1)	1,697	1,743
France	1,543	1,559
South Korea	1,516	1,436
Australia	1,095	1,130
Japan	764	783
Germany	612	634
Chile	518	539
Other Non-U.S. Corporate Securities	6,635	6,795
Total	$26,816	$27,142
(1)     The countries that are listed in the non-U.S. corporate fixed income portfolio above represent the ultimate parent company's country of risk. Non-U.S. corporate securities could be issued by foreign subsidiaries of U.S. corporations.

Below-investment grade corporate fixed income portfolio
Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss from default by the borrower is greater with below-investment grade securities. Below-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than investment grade issuers. At March 31, 2025, our corporate fixed income investment portfolio included below-investment grade and non-rated securities which, in total, comprised approximately 14 percent of our fixed income portfolio. Our below-investment grade and non-rated portfolio includes over 1,600 issuers, with the greatest single exposure being $174 million.

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

Critical Accounting Estimates
Refer to Item 7 in our 2024 Form 10-K for a description of our critical accounting estimates. Except as shown in the table below, there have been no material changes to our critical accounting estimates since December 31, 2024.

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

The following table presents a roll-forward of our unpaid losses and loss expenses:

(in millions of U.S. dollars)	Gross Losses	Reinsurance Recoverable (1)	Net Losses
Balance at December 31, 2024	$84,004	$17,734	$66,270
Losses and loss expenses incurred	8,654	1,758	6,896
Losses and loss expenses paid	(7,466)	(1,462)	(6,004)
Other (including foreign exchange translation)	279	51	228
Balance at March 31, 2025	$85,471	$18,081	$67,390
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

Catastrophe Management
We actively monitor and manage our catastrophe risk accumulation around the world from natural perils, which includes setting risk limits based on probable maximum loss (PML) and purchasing catastrophe reinsurance to ensure sufficient liquidity and capital to meet the expectations of regulators, rating agencies, and policyholders, and to provide shareholders with an appropriate risk-adjusted return. Chubb uses internal and external data together with sophisticated, analytical catastrophe loss and risk modeling techniques to ensure an appropriate understanding of risk, including diversification and correlation effects, across different product lines and territories. The table below presents our modeled pre-tax estimates of natural catastrophe PML, net of reinsurance, at March 31, 2025, and does not represent our expected catastrophe losses for any one year.

	Modeled Net Probable Maximum Loss (PML) Pre-tax
	Worldwide (1)		U.S. Hurricane (2)		California Earthquake (3)
	Annual Aggregate		Annual Aggregate		Single Occurrence
(in millions of U.S. dollars, except for percentages)	Chubb	% of Total Chubb Shareholders’ Equity	Chubb	% of Total Chubb Shareholders’ Equity	Chubb	% of Total Chubb Shareholders’ Equity
1-in-10	$2,889	4.4%	$1,656	2.5%	$163	0.2%
1-in-100	$5,546	8.4%	$3,864	5.9%	$1,892	2.9%
1-in-250	$8,728	13.3%	$6,229	9.5%	$2,198	3.3%
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

The PML for worldwide and key U.S. peril regions are based on our in-force portfolio at January 1, 2025, and reflect the April 1, 2025, reinsurance program, as well as inuring reinsurance protection coverage. Refer to the Global Property Catastrophe Reinsurance section for more information. These estimates assume that reinsurance recoverable is fully collectible.

According to the model, for the 1-in-100 return period scenario, there is a one percent chance that our pre-tax annual aggregate losses incurred in any year from U.S. hurricane events could be in excess of $3,864 million (or 5.9 percent of total Chubb shareholders’ equity at March 31, 2025).

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

Refer to Item 7 in our 2024 Form 10-K for more information on man-made and other catastrophes.

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

Chubb renewed its Global Property Catastrophe Reinsurance Program for our North American and International operations effective April 1, 2025, through March 31, 2026. The program consists of three layers in excess of losses retained by Chubb on a per occurrence basis. Chubb renewed its terrorism coverage (excluding nuclear, biological, chemical and radiation coverage, with an inclusion of coverage for biological and chemical coverage for personal lines) for the United States from April 1, 2025, through March 31, 2026, with the same limits, retention, and percentage placed except that the terrorism coverage is on an aggregate basis above our retentions without a reinstatement.

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

Capital Resources
Capital resources consist of funds deployed or available to be deployed to support our business operations.

	March 31	December 31
(in millions of U.S. dollars, except for ratios)	2025	2024
Short-term debt	$—	$800
Long-term debt	14,508	14,379
Total financial debt	14,508	15,179
Trust preferred securities	309	309
Subordinated debt (1)	110	110
Total hybrid debt	419	419
Total Chubb shareholders’ equity	65,726	64,021
Total capitalization	$80,653	$79,619
Ratio of financial debt to total capitalization (2)	18.0%	19.1%
Ratio of financial debt and hybrid debt to total capitalization (2)	18.5%	19.6%
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

Chubb INA Holdings LLC (Chubb INA)'s $800 million of 3.15 percent senior notes due March 2025 were paid upon maturity.

For the three months ended March 31, 2025, we repurchased $385 million of Common Shares in a series of open market transactions under the Board of Directors (Board) share repurchase authorization. At March 31, 2025, there were 11,358,936 Common Shares in treasury with a weighted-average cost of $158.37 per share, and $1.3 billion in share repurchase authorization remained. For the period April 1, 2025, through April 25, 2025, we repurchased 511,000 Common Shares for a total of $143 million in a series of open market transactions under the share repurchase authorization. At April 25, 2025, $1.2 billion in share repurchase authorization remained.

We generally maintain the ability to issue certain classes of debt and equity securities via a Securities and Exchange Commission (SEC) shelf registration statement which is renewed every three years. This allows us capital market access for refinancing as well as for unforeseen or opportunistic capital needs.

Dividends
We have paid dividends each quarter since we became a public company in 1993. Under Swiss law, dividends must be stated in Swiss francs though dividend payments are made by Chubb in U.S. dollars. Refer to Note 12 to the Consolidated Financial Statements for a discussion of our dividend methodology.

At our May 2024 annual general meeting, our shareholders approved an annual dividend for the following year of up to $3.64 per share, or CHF 3.29 per share, calculated using the USD/CHF exchange rate as published in the Wall Street Journal on May 16, 2024, expected to be paid in four quarterly installments of $0.91 per share after the general meeting by way of a distribution from capital contribution reserves, transferred to free reserves for payment. The Board determines the record and payment dates at which the annual dividend may be paid until the date of the 2025 annual general meeting and is authorized to abstain from distributing a dividend at its discretion. The four quarterly installments each of $0.91 per share were distributed by the Board as expected. The annual dividend approved in May 2024 represented a $0.20 per share increase ($0.05 per quarter) over the prior year dividend.

The following table represents dividends paid per Common Share to shareholders of record on each of the following dates:

Shareholders of record as of:	Dividends paid as of:
December 13, 2024	January 3, 2025	$0.91 (CHF 0.80)
March 14, 2025	April 4, 2025	$0.91 (CHF 0.81)

Liquidity
We anticipate that positive cash flows from operations (underwriting activities and investment income) should be sufficient to cover cash outflows under most loss scenarios for the near term. In addition to cash from operations, routine sales of investments, and financing arrangements, we have agreements with a third-party bank provider which implemented two international multi-currency notional cash pooling programs to enhance cash management efficiency during periods of short-term timing mismatches between expected inflows and outflows of cash by currency. The programs allow us to optimize investment income by avoiding portfolio disruption. Should the need arise, we generally have access to capital markets and to credit facilities. Our group syndicated credit facility has capacity of $3.0 billion and expires in October 2027. Our total letter of credit capacity is $4.1 billion, $3.0 billion of which can be used for revolving credit. At March 31, 2025, our usage under these facilities was $937 million in letters of credit. Our access to credit under these facilities is dependent on the ability of the bank counterparties to meet their funding commitments. The facilities require that we maintain certain financial covenants, all of which we met at March 31, 2025. Should the existing credit providers on these facilities experience financial difficulty, we may be required to replace credit sources, possibly in a difficult market. If we cannot obtain adequate capital or sources of credit on favorable terms, on a timely basis, or at all, our business, operating results, and financial condition could be adversely affected. To date, we have not experienced difficulty accessing our credit facility or establishing additional facilities when needed.

The payment of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction, as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies. During the three months ended March 31, 2025, we were able to meet all our obligations, including the payments of dividends on our Common Shares, with our net cash flows.

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions as well as the subsidiary’s financial condition are paramount to the dividend decision. Chubb Limited received dividends of $310 million and nil from its Bermuda subsidiaries during the three months ended March 31, 2025, and 2024, respectively. Chubb Limited received dividends of $207 million and $91 million from its other international subsidiaries during the three months ended March 31, 2025, and 2024, respectively. During April 2025, Chubb Limited received $625 million from Chubb INA for the redemption of a portion of its ownership interest in Chubb INA, in accordance with the plan of liquidation and conversion of Chubb INA to a limited liability company. Chubb INA is expected to fully redeem, by the end of 2027, Chubb Limited's 20 percent ownership interest in Chubb INA.

The U.S. insurance subsidiaries of Chubb INA may pay dividends, without prior regulatory approval, subject to restrictions set out in state law of the subsidiary’s domicile (or, if applicable, commercial domicile). Chubb INA’s international subsidiaries are also subject to insurance laws and regulations particular to the countries in which the subsidiaries operate. These laws and regulations sometimes include restrictions that limit the amount of dividends payable without prior approval of regulatory insurance authorities. Chubb Limited received no dividends from Chubb INA during the three months ended March 31, 2025, and 2024. Debt issued by Chubb INA is serviced by statutorily permissible distributions by Chubb INA’s insurance subsidiaries to Chubb INA as well as other group resources. Chubb INA received dividends of $366 million and nil from its subsidiaries during the three months ended March 31, 2025, and 2024, respectively.

Cash Flows
Our sources of liquidity include cash from operations, routine sales of investments, and financing arrangements. The following is a discussion of our cash flows for the three months ended March 31, 2025 and 2024.

Operating cash flows were $1.6 billion in the three months ended March 31, 2025, compared to $3.2 billion in the prior year period, primarily due to higher net losses paid and income taxes paid, partially offset by higher net investment income.

Cash used for investing was $798 million in the three months ended March 31, 2025, compared to $3.7 billion in the prior year period, a decrease of $2.9 billion, which primarily included lower net purchases of fixed maturities and equity securities of $1.9 billion. Additionally, the current year period included net sales of short-term investments of $773 million compared to net purchase of short-term investments of $708 million in the prior year period. These items were partially offset by higher private equity contributions.

Cash used for financing was $1.1 billion in the three months ended March 31, 2025, compared to cash provided by financing of $562 million in the prior year period, an additional use of cash of $1.7 billion. This was primarily due to repayments of long-term debt of $800 million compared with the issuance of long-term debt of $996 million in the prior year, additional common shares repurchased of $287 million, and lower net repayments of repurchase agreements of $285 million.

We use repurchase agreements as a low-cost alternative source of liquidity within our operating subsidiaries. At March 31, 2025, there were $3.1 billion in repurchase agreements outstanding with various maturities over the next two months.

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

The following table presents the condensed balance sheets of Chubb Limited and Chubb INA Holdings LLC, after elimination of investment in any non-guarantor subsidiary:

	Chubb Limited (Parent Guarantor)		Chubb INA Holdings LLC (Subsidiary Issuer)
	March 31	December 31	March 31	December 31
(in millions of U.S. dollars)	2025	2024	2025	2024
Assets
Investments	$—	$—	$131	$436
Cash	105	383	387	1,002
Due from parent guarantor/subsidiary issuer	630	396	—	—
Due from subsidiaries that are not issuers or guarantors	480	464	558	592
Other assets	23	13	3,054	3,062
Total assets	$1,238	$1,256	$4,130	$5,092
Liabilities
Due to parent guarantor/subsidiary issuer	$—	$—	$630	$396
Due to subsidiaries that are not issuers or guarantors	317	231	111	105
Affiliated notional cash pooling programs	91	277	—	—
Short-term debt	—	—	—	800
Long-term debt	—	—	14,508	14,379
Hybrid debt	—	—	309	309
Other liabilities	550	868	1,560	1,577
Total liabilities	958	1,376	17,118	17,566
Total equity	280	(120)	(12,988)	(12,474)
Total liabilities and equity	$1,238	$1,256	$4,130	$5,092

The following table presents the condensed statements of operations and comprehensive loss of Chubb Limited and Chubb INA Holdings LLC, excluding equity in earnings from non-guarantor subsidiaries:

Three Months Ended March 31, 2025	Chubb Limited (Parent Guarantor)	Chubb INA Holdings LLC (Subsidiary Issuer)
(in millions of U.S. dollars)
Net investment income (expense)	$(3)	$9
Net realized gains (losses)	5	(68)
Administrative expenses	27	3
Interest (income) expense	(4)	126
Other (income) expense	(11)	(6)
Income tax expense (benefit)	6	(30)
Net loss	$(16)	$(152)
Comprehensive loss	$(16)	$(263)

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign currency management
As a global company, Chubb entities transact business in multiple currencies. Our policy is to generally match assets, liabilities and required capital for each individual jurisdiction in local currency, which would include the use of derivatives. We occasionally engage in hedging activity for planned cross border transactions. For an estimated impact of foreign currency movement on our net assets denominated in non-U.S. currencies, refer to Item 7A in our 2024 Form 10-K. This information will be updated and disclosed in interim filings if our net assets in non-U.S. currencies change materially from the December 31, 2024, balances disclosed in the 2024 Form 10-K.

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

The tables below are estimates of the sensitivities to instantaneous changes in economic inputs (e.g., equity shock, interest rate shock etc.) at March 31, 2025, for both the fair value of the MRB liability (FVL) and the fair value of specific derivative instruments held (hedge value) to partially offset the risk in the MRB reinsurance portfolio. The following assumptions should be considered when using the below tables:

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

•The hedge sensitivity is from March 31, 2025, market levels and only applicable to the equity and interest rate sensitivities table below.

•The sensitivities do not scale linearly and may be proportionally greater for larger movements in the market factors. Actual sensitivity of our net income may differ from those disclosed in the tables below due to fluctuations in short-term market movements.

Sensitivities to equity and interest rate movements
(in millions of U.S. dollars)		Worldwide Equity Shock
Interest Rate Shock		+10%	Flat	-10%	-20%	-30%	-40%
+100 bps	(Increase)/decrease in FVL	$262	$174	$66	$(65)	$(234)	$(446)
	Increase/(decrease) in hedge value	(92)	—	92	184	276	367
	Increase/(decrease) in net income	$170	$174	$158	$119	$42	$(79)
Flat	(Increase)/decrease in FVL	$104	$—	$(125)	$(278)	$(474)	$(710)
	Increase/(decrease) in hedge value	(92)	—	92	184	276	367
	Increase/(decrease) in net income	$12	$—	$(33)	$(94)	$(198)	$(343)
-100 bps	(Increase)/decrease in FVL	$(89)	$(211)	$(355)	$(533)	$(751)	$(1,011)
	Increase/(decrease) in hedge value	(92)	—	92	184	276	367
	Increase/(decrease) in net income	$(181)	$(211)	$(263)	$(349)	$(475)	$(644)

Sensitivities to Other Economic Variables		AA-rated Credit Spreads		Interest Rate Volatility		Equity Volatility
(in millions of U.S. dollars)		+100 bps	-100 bps	+2%	-2%	+2%	-2%
(Increase)/decrease in FVL		$46	$(52)	$(1)	$—	$(15)	$15
Increase/(decrease) in net income		$46	$(52)	$(1)	$—	$(15)	$15

Market Risk Benefits Net Amount at Risk
All our MRB reinsurance treaties include annual or aggregate claim limits and many include an aggregate deductible which limit the net amount at risk under these programs. The tables below present the net amount at risk at March 31, 2025, following an immediate change in equity market levels, assuming all global equity markets are impacted equally.

a) Reinsurance covering the GMDB risk only

	Equity Shock
(in millions of U.S. dollars)	+20%	Flat	-20%	-40%	-60%	-80%
GMDB net amount at risk	$204	$226	$435	$629	$602	$490
Claims at 100% immediate mortality	128	151	142	134	123	110

The treaty limits function as a ceiling as equity markets fall. As the shocks in the table above become incrementally more negative, the impacts begin to drop due to the specific nature of these claim limits, many of which are annual claim limits calculated as a percentage of the reinsured account value. There is also an impact due to a portion of the book under which claims are positively correlated to equity markets (claims decrease as equity markets fall).

b) Reinsurance covering the GLB risk only

	Equity Shock
(in millions of U.S. dollars)	+20%	Flat	-20%	-40%	-60%	-80%
GLB net amount at risk	$781	$1,012	$1,364	$1,784	$2,038	$2,265

Beyond a certain point, the treaty limits cause the net amount at risk to increase at a declining rate as equity markets fall.

c) Reinsurance covering both the GMDB and GLB risks on the same underlying policyholders

	Equity Shock
(in millions of U.S. dollars)	+20%	Flat	-20%	-40%	-60%	-80%
GMDB net amount at risk	$35	$41	$50	$58	$65	$71
GLB net amount at risk	308	375	464	565	663	683
Claims at 100% immediate mortality	25	24	24	24	24	24

Beyond a certain point, the treaty limits cause the net amount at risk to increase at a declining rate as equity markets fall.

ITEM 4. Controls and Procedures
Chubb’s management, with the participation of Chubb’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Chubb’s disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as of March 31, 2025. Based upon that evaluation, Chubb’s Chief Executive Officer and Chief Financial Officer concluded that Chubb’s disclosure controls and procedures are effective in allowing information required to be disclosed in reports filed under the Securities Exchange Act of 1934 to be recorded, processed, summarized, and reported within time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to Chubb’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in Chubb's internal controls over financial reporting during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, Chubb's internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings
The information required with respect to this item is included in Note 11 h) to the Consolidated Financial Statements, which is hereby incorporated herein by reference.

ITEM 1A. Risk Factors
There have been no material changes to the risk factors described under "Risk Factors" under Item 1A of Part I of our 2024 Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer’s Repurchases of Equity Securities
The following table provides information with respect to purchases by Chubb of its Common Shares during the three months ended March 31, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan (3)
January 1 through January 31	2,648	$273.64	—	$1.68	billion
February 1 through February 28	853,236	$272.95	543,782	$1.53	billion
March 1 through March 31	806,060	$295.02	802,000	$1.30	billion
Total	1,661,944	$283.66	1,345,782
(1)This column represents open market share repurchases and the surrender to Chubb of Common Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and to cover the cost of the exercise of options by employees through stock swaps.
(2)The aggregate value of shares purchased in the three months ended March 31, 2025, as part of the publicly announced plan was $385 million. Refer to Note 12 to the Consolidated Financial Statements for more information on the Chubb Limited securities repurchase authorization.
(3)For the period April 1, 2025, through April 25, 2025, we repurchased 511,000 Common Shares for a total of $143 million in a series of open market transactions. As of April 25, 2025, $1.16 billion in share repurchase authorization remained.

ITEM 5. Other Information
On March 19, 2025, John J. Lupica, Vice Chairman; Executive Chairman, North America Insurance, adopted a "Rule 10b5-1 trading arrangement" as defined in Item 408 of SEC Regulation S-K. The arrangement is scheduled to expire on September 30, 2025, subject to earlier termination in accordance with its terms. The aggregate number of Chubb common shares authorized to be sold pursuant to the trading arrangement is 57,674.
During the three months ended March 31, 2025, no other director or officer of Chubb (as defined in Rule 16a-1(f) under the Exchange Act) informed us of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408 of SEC Regulation S-K.
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

ITEM 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
3.1	Articles of Association of the Company, as amended and restated	8-K	3.1	March 10, 2025

3.2	Organizational Regulations of the Company, as amended	10-K	3.2	February 27, 2025

4.1	Articles of Association of the Company, as amended and restated	8-K	4.1	March 10, 2025

4.2	Organizational Regulations of the Company, as amended	10-K	4.2	February 27, 2025

10.1*	Outside Directors Compensation Parameters	10-K	10.6	February 27, 2025

22.1	Guaranteed Securities	10-K	22.1	February 27, 2025

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

101.1
The following financial information from Chubb Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL:
(i) Consolidated Balance Sheets at March 31, 2025, and December 31, 2024; (ii) Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2025 and 2024; (iii) Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2025 and 2024; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024; and (v) Notes to Consolidated Financial Statements
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

CHUBB LIMITED
(Registrant)

April 28, 2025	/s/ Evan G. Greenberg
Evan G. Greenberg
Chairman and Chief Executive Officer

April 28, 2025	/s/ Peter C. Enns
Peter C. Enns
Executive Vice President and Chief Financial Officer