Form 10-Q
period 2025-06-30
Chubb Ltd
filed 2025-07-28
CIK 896159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025
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
Yes  ☐                                               No  ☑
The number of registrant’s Common Shares (CHF 0.50 par value) outstanding as of July 21, 2025, was 398,690,293.

CHUBB LIMITED
INDEX TO FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements
CONSOLIDATED BALANCE SHEETS (Unaudited)
Chubb Limited and Subsidiaries

	June 30	December 31
(in millions of U.S. dollars, except share and per share data)	2025	2024
Assets
Investments
Short-term investments, at fair value (amortized cost – $4,508 and $5,143) (includes variable interest entities (VIE) balances of $155 and $57)	$4,508	$5,142
Fixed maturities available-for-sale, at fair value, net of valuation allowance – $71 and $70 (amortized cost – $118,947 and $115,083)	116,119	110,363
Private debt held-for-investment, at amortized cost, net of valuation allowance – $3 and $4	2,429	2,628
Equity securities, at fair value (includes VIE balances of $1,906 and $1,289)	9,913	9,151
Private equities (includes VIE balances of $22 and $22)	16,313	14,769
Other investments (includes VIE balances of $4,441 and $4,538)	9,032	8,597
Total investments	158,314	150,650
Cash, including restricted cash $182 and $261 (includes VIE balances of $189 and $114)	2,371	2,549
Securities lending collateral	1,941	1,445
Accrued investment income	1,324	1,160
Insurance and reinsurance balances receivable, net of valuation allowance – $55 and $59	16,778	14,426
Reinsurance recoverable on losses and loss expenses, net of valuation allowance – $323 and $310	19,595	19,777
Reinsurance recoverable on policy benefits	297	289
Deferred policy acquisition costs	9,437	8,358
Value of business acquired	3,245	3,223
Goodwill	20,184	19,579
Other intangible assets	6,391	6,377
Deferred tax assets	1,621	1,603
Prepaid reinsurance premiums	4,294	3,378
Separate account assets	6,481	6,231
Other assets (includes VIE balances of $78 and $26)	9,290	7,503
Total assets	$261,563	$246,548
Liabilities
Unpaid losses and loss expenses	$86,376	$84,004
Unearned premiums	26,519	23,504
Future policy benefits	18,018	16,121
Market risk benefits	609	607
Policyholders' account balances	8,344	8,016
Separate account liabilities	6,481	6,231
Insurance and reinsurance balances payable	9,232	8,121
Repurchase agreements (includes VIE balances of $700 and $815)	3,059	2,731
Securities lending payable	1,941	1,445
Accounts payable, accrued expenses, and other liabilities (includes VIE balances of $77 and $183)	9,450	10,192
Deferred tax liabilities	1,691	1,584
Short-term debt	1,499	800
Long-term debt	13,477	14,379
Hybrid debt	420	419
Total liabilities	187,116	178,154
Commitments and contingencies (refer to Note 13)
Shareholders’ equity
Common Shares (CHF 0.50 par value; 412,107,421 and 419,625,986 shares issued; 398,660,788 and 400,703,663 shares outstanding)	231	235
Common Shares in treasury (13,446,633 and 18,922,323 shares)	(2,462)	(3,524)
Additional paid-in capital	13,763	14,393
Retained earnings	63,921	61,561
Accumulated other comprehensive income (loss) (AOCI)	(6,058)	(8,644)
Total Chubb shareholders’ equity	69,395	64,021
Noncontrolling interests (includes VIE balances of $4,238 and $3,459)	5,052	4,373
Total shareholders' equity	74,447	68,394
Total liabilities and shareholders’ equity	$261,563	$246,548
See accompanying notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars, except per share data)	2025	2024	2025	2024
Revenues
Net premiums written	$14,196	$13,360	$26,842	$25,581
Increase in unearned premiums	(1,071)	(1,068)	(1,717)	(1,706)
Net premiums earned	13,125	12,292	25,125	23,875
Net investment income	1,568	1,468	3,129	2,859
Net realized gains (losses)	160	104	44	3
Market risk benefits gains (losses)	(17)	(29)	(109)	(8)
Total revenues	14,836	13,835	28,189	26,729
Expenses
Losses and loss expenses	6,572	6,431	13,468	12,158
Policy benefits (includes remeasurement losses of $2, $3, $5 and $22)	1,406	1,219	2,633	2,399
Policy acquisition costs	2,415	2,226	4,728	4,433
Administrative expenses	1,125	1,094	2,205	2,164
Interest expense	181	182	362	360
Other (income) expense	(655)	(110)	(738)	(301)
Amortization of purchased intangibles	74	80	149	160
Integration expenses	2	7	2	14
Total expenses	11,120	11,129	22,809	21,387
Income before income tax	3,716	2,706	5,380	5,342
Income tax expense	717	490	1,038	832
Net income	$2,999	$2,216	$4,342	$4,510
Net income (loss) attributable to noncontrolling interests	31	(14)	43	137
Net income attributable to Chubb	$2,968	$2,230	$4,299	$4,373
Other comprehensive income (loss)
Change in:
Unrealized appreciation (depreciation)	$986	$(489)	$1,887	$(1,166)
Current discount rate on future policy benefits	(130)	53	(252)	—
Instrument-specific credit risk on market risk benefits	1	5	5	10
Cumulative foreign currency translation adjustment	796	(530)	1,155	(450)
Other, including postretirement benefit liability adjustment	(26)	(29)	(121)	2
Other comprehensive income (loss), before income tax	1,627	(990)	2,674	(1,604)
Income tax (expense) benefit related to OCI items	(33)	29	(76)	38
Other comprehensive income (loss)	1,594	(961)	2,598	(1,566)
Comprehensive income	4,593	1,255	6,940	2,944
Comprehensive income (loss) attributable to noncontrolling interests	48	(57)	55	66
Comprehensive income attributable to Chubb	$4,545	$1,312	$6,885	$2,878
Earnings per share
Basic earnings per share attributable to Chubb	$7.42	$5.51	$10.74	$10.79
Diluted earnings per share attributable to Chubb	$7.35	$5.46	$10.63	$10.68
See accompanying notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2025	2024	2025	2024
Common Shares
Balance – beginning of period	$231	$241	$235	$241
Cancellation of treasury shares	—	(6)	(4)	(6)
Balance – end of period	231	235	231	235
Common Shares in treasury
Balance – beginning of period	(1,799)	(4,461)	(3,524)	(4,400)
Common Shares repurchased	(676)	(570)	(1,061)	(886)
Cancellation of treasury shares	—	2,527	1,942	2,527
Net shares issued under employee share-based compensation plans	13	23	181	278
Balance – end of period	(2,462)	(2,481)	(2,462)	(2,481)
Additional paid-in capital
Balance – beginning of period	13,976	15,188	14,393	15,665
Net shares redeemed (issued) under employee share-based compensation plans	26	17	(120)	(142)
Exercise of stock options	1	—	2	(19)
Share-based compensation expense	95	90	189	172
Net increase (decrease) due to acquisitions	53	—	53	(31)
Funding of dividends declared to Retained earnings	(388)	(369)	(754)	(719)
Balance – end of period	13,763	14,926	13,763	14,926
Retained earnings
Balance – beginning of period	60,953	56,953	61,561	54,810
Net income attributable to Chubb	2,968	2,230	4,299	4,373
Cancellation of treasury shares and other	—	(2,521)	(1,939)	(2,521)
Funding of dividends declared from Additional paid-in capital	388	369	754	719
Dividends declared on Common Shares	(388)	(369)	(754)	(719)
Balance – end of period	63,921	56,662	63,921	56,662
Accumulated other comprehensive income (loss) (AOCI)
Balance – beginning of period	(7,635)	(7,386)	(8,644)	(6,809)
Other comprehensive income (loss)	1,577	(918)	2,586	(1,495)
Balance – end of period	(6,058)	(8,304)	(6,058)	(8,304)
Total Chubb shareholders’ equity	$69,395	$61,038	$69,395	$61,038
Noncontrolling interests
Balance – beginning of period	$5,029	$3,896	$4,373	$4,184
Net increase (decrease) due to consolidation, deconsolidation, and other transactions	(25)	(296)	624	(707)
Net income (loss) attributable to noncontrolling interests	31	(14)	43	137
Other comprehensive income (loss) attributable to noncontrolling interests	17	(43)	12	(71)
Other	—	(6)	—	(6)
Balance – end of period	$5,052	$3,537	$5,052	$3,537
Total shareholders' equity	$74,447	$64,575	$74,447	$64,575
See accompanying notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Chubb Limited and Subsidiaries

	Six Months Ended
	June 30
(in millions of U.S. dollars)	2025	2024
Cash flows from operating activities
Net income	$4,342	$4,510
Adjustments to reconcile net income to net cash flows from operating activities
Net realized (gains) losses	(44)	(3)
Market risk benefits (gains) losses	109	8
Amortization of premiums (discounts) on fixed maturities	(196)	(178)
Amortization of purchased intangibles	149	160
Equity in net income of partially-owned entities	(739)	(278)
Deferred income taxes	(16)	131
Unpaid losses and loss expenses	1,224	2,338
Unearned premiums	2,446	2,214
Future policy benefits	1,178	954
Insurance and reinsurance balances payable	1,018	838
Accounts payable, accrued expenses, and other liabilities	10	(410)
Income taxes	(74)	(144)
Insurance and reinsurance balances receivable	(2,088)	(2,666)
Reinsurance recoverable	494	511
Deferred policy acquisition costs	(870)	(796)
Net sales (purchases) of investments by consolidated investment products	(115)	109
Other	(1,711)	1
Net cash flows from operating activities	5,117	7,299
Cash flows from investing activities
Purchases of fixed maturities available-for-sale	(13,805)	(15,131)
Purchases of equity securities	(1,413)	(1,778)
Sales of fixed maturities available-for-sale	5,292	6,292
Sales of equity securities	1,410	1,413
Maturities and redemptions of fixed maturities available-for-sale	5,542	4,705
Net change in short-term investments	764	(190)
Net derivative instruments settlements	(66)	(31)
Private equity contributions	(1,522)	(500)
Private equity distributions	744	538
Acquisition of subsidiaries (net of cash acquired of $32 and nil)	(289)	(538)
Net consolidations of consolidated investment products	14	—
Other	(296)	(846)
Net cash flows used for investing activities	(3,625)	(6,066)
Cash flows from financing activities
Dividends paid on Common Shares	(731)	(698)
Common Shares repurchased	(1,437)	(1,056)
Proceeds from issuance of long-term debt	249	996
Repayment of long-term debt	(800)	(700)
Proceeds from share-based compensation plans	189	242
Policyholder contract deposits	452	562
Policyholder contract withdrawals	(311)	(374)
Third-party capital invested into consolidated investment products	1,076	840
Third-party capital distributed by consolidated investment products	(677)	(1,047)
Proceeds from issuance of repurchase agreements	2,368	2,662
Repayment of repurchase agreements	(2,072)	(2,418)
Other	(193)	(193)
Net cash flows used for financing activities	(1,887)	(1,184)
Effect of foreign currency rate changes on cash and restricted cash	217	(102)
Net decrease in cash and restricted cash	(178)	(53)
Cash and restricted cash – beginning of period	2,549	2,621
Cash and restricted cash – end of period	$2,371	$2,568
Supplemental cash flow information
Taxes paid	$1,116	$845
Interest paid	$350	$316

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

On April 1, 2025, we completed the acquisition of LMG Insurance in Thailand for $321 million, and recognized goodwill of $183 million and intangible assets of $57 million. This acquisition expands our presence and advances our long-term growth opportunity in the region. The results of operations for LMG Insurance in Thailand are reported in our Overseas General Insurance segment, and they are not material to Chubb's financial results.

We expect to complete the acquisition of Liberty Insurance in Vietnam by early 2026, subject to required regulatory approvals and customary closing conditions.

Huatai Group
In the second quarter of 2025, we closed on incremental ownership interests of approximately 1.6 percent. Our aggregate ownership interest in Huatai Group was approximately 87.2 percent as of June 30, 2025.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

3. Investments

a) Fixed maturities

June 30, 2025	Amortized Cost	Valuation Allowance	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
(in millions of U.S. dollars)
Available-for-sale
U.S. and local government securities	$4,271	$—	$19	$(257)	$4,033
Non-U.S.	38,411	(20)	983	(911)	38,463
Corporate and asset-backed securities	46,411	(51)	568	(1,802)	45,126
Mortgage-backed securities	29,854	—	173	(1,530)	28,497
	$118,947	$(71)	$1,743	$(4,500)	$116,119

December 31, 2024	Amortized Cost	Valuation Allowance	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
(in millions of U.S. dollars)
Available-for-sale
U.S. and local government securities	$4,383	$—	$10	$(323)	$4,070
Non-U.S.	36,311	(23)	753	(1,203)	35,838
Corporate and asset-backed securities	45,231	(47)	287	(2,264)	43,207
Mortgage-backed securities	29,158	—	69	(1,979)	27,248
	$115,083	$(70)	$1,119	$(5,769)	$110,363

The following table presents fixed maturities by contractual maturity:

	June 30, 2025		December 31, 2024
(in millions of U.S. dollars)	Net Carrying Value	Fair Value	Net Carrying Value	Fair Value
Available-for-sale
Due in 1 year or less	$5,175	$5,175	$4,507	$4,507
Due after 1 year through 5 years	36,243	36,243	33,446	33,446
Due after 5 years through 10 years	27,636	27,636	26,901	26,901
Due after 10 years	18,568	18,568	18,261	18,261
	87,622	87,622	83,115	83,115
Mortgage-backed securities	28,497	28,497	27,248	27,248
	$116,119	$116,119	$110,363	$110,363

Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

b) Gross unrealized loss
Fixed maturities in an unrealized loss position comprised both investment grade and below investment grade securities for which fair value declined, principally due to rising interest rates since the date of purchase. Refer to Note 1 f) in the 2024 Form 10-K for further information on factors considered in the evaluation of expected credit losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following tables present, for available-for-sale (AFS) fixed maturities in an unrealized loss position (including securities on loan) that are not deemed to have expected credit losses, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	0 – 12 Months		Over 12 Months		Total
June 30, 2025	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. and local government securities	$528	$(7)	$2,386	$(248)	$2,914	$(255)
Non-U.S.	3,265	(65)	10,654	(668)	13,919	(733)
Corporate and asset-backed securities	4,608	(90)	11,476	(867)	16,084	(957)
Mortgage-backed securities	4,391	(39)	11,676	(1,490)	16,067	(1,529)
Total AFS fixed maturities	$12,792	$(201)	$36,192	$(3,273)	$48,984	$(3,474)

	0 – 12 Months		Over 12 Months		Total
December 31, 2024	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. and local government securities	$767	$(16)	$2,489	$(303)	$3,256	$(319)
Non-U.S.	6,630	(138)	12,023	(874)	18,653	(1,012)
Corporate and asset-backed securities	10,069	(194)	13,290	(1,259)	23,359	(1,453)
Mortgage-backed securities	10,490	(170)	11,987	(1,794)	22,477	(1,964)
Total AFS fixed maturities	$27,956	$(518)	$39,789	$(4,230)	$67,745	$(4,748)

At June 30, 2025, the tax benefit on certain unrealized losses in our investment portfolio was reduced by a valuation allowance of $341 million necessary due to limitations on the utilization of these losses for tax purposes. As part of evaluating whether it was more likely than not that we could record a tax benefit on these losses, we considered realized gains, carryback capacity and available tax planning strategies.

The following table presents a roll-forward of valuation allowance for expected credit losses on fixed maturities:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2025	2024	2025	2024
Available-for-sale
Valuation allowance for expected credit losses - beginning of period	$63	$115	$70	$156
Provision for expected credit loss	30	41	51	72
Write-offs charged against the expected credit loss	(1)	—	(1)	(5)
Recovery of expected credit loss	(21)	(34)	(49)	(101)
Valuation allowance for expected credit losses - end of period	$71	$122	$71	$122
Private debt held-for-investment
Valuation allowance for expected credit losses - beginning of period	$3	$5	$4	$4
Provision for expected credit loss	—	1	—	2
Recovery of expected credit loss	—	(1)	(1)	(1)
Valuation allowance for expected credit losses - end of period	$3	$5	$3	$5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

c) Net realized gains (losses)

The following table presents the components of net realized gains (losses):

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2025	2024	2025	2024
Fixed maturities:
Gross realized gains	$69	$36	$107	$52
Gross realized losses	(123)	(106)	(219)	(247)
Other investments - Fixed maturities (2025 includes $53 million and nil related to investments measured under the fair value option)	61	132	21	300
Net (provision for) recovery of expected credit losses	(9)	(8)	(1)	32
Impairment (1)	(5)	(28)	(12)	(62)
Total fixed maturities	(7)	26	(104)	75
Equity securities (2025 includes $12 million and $65 million related to investments measured under the fair value option)	137	21	200	24
Private equities (less than 3 percent ownership)	(28)	49	(17)	80
Foreign exchange	(89)	27	(154)	(104)
Investment and embedded derivative instruments	154	(17)	131	(60)
Other derivative instruments	(2)	(3)	(5)	(5)
Other	(5)	1	(7)	(7)
Net realized gains (losses) (pre-tax)	$160	$104	$44	$3
(1)Relates to certain securities we intended to sell and securities written to market entering default.

Realized gains and losses from Equity securities, Other investments and Private equities from the table above include sales of securities and unrealized gains and losses from fair value changes as follows:

						Three Months Ended
							June 30
				2025				2024
(in millions of U.S. dollars)	Equity Securities	Other Investments	Private Equities	Total	Equity Securities	Other Investments	Private Equities	Total
Net gains (losses) recognized during the period	$137	$61	$(28)	$170	$21	$132	$49	$202
Less: Net gains (losses) recognized from sales of securities	32	3	—	35	14	—	—	14
Unrealized gains (losses) recognized for securities still held at reporting date	$105	$58	$(28)	$135	$7	$132	$49	$188

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

						Six Months Ended
							June 30
				2025				2024
(in millions of U.S. dollars)	Equity Securities	Other Investments	Private Equities	Total	Equity Securities	Other Investments	Private Equities	Total
Net gains (losses) recognized during the period	$200	$21	$(17)	$204	$24	$300	$80	$404
Less: Net gains (losses) recognized from sales of securities	20	4	—	24	11	—	—	11
Unrealized gains (losses) recognized for securities still held at reporting date	$180	$17	$(17)	$180	$13	$300	$80	$393

d) Private equities
Private equities include investment funds, limited partnerships, and partially-owned investment companies measured at fair value using net asset value (NAV) as a practical expedient. The following table presents, by investment category, the expected liquidation period, fair value, and maximum future funding commitments for private equities:

	Expected Liquidation Period of Underlying Assets	June 30, 2025		December 31, 2024
(in millions of U.S. dollars)		Fair Value	Maximum Future Funding Commitments	Fair Value	Maximum Future Funding Commitments
Financial	2 to 10 Years	$1,402	$224	$1,265	$281
Real assets	2 to 13 Years	1,910	732	1,974	547
Distressed	2 to 8 Years	1,213	1,034	1,257	679
Private credit	3 to 8 Years	305	332	295	285
Traditional	2 to 14 Years	11,153	4,563	9,674	4,650
Vintage	1 to 3 Years	59	—	64	—
Investment funds	Not Applicable	271	—	240	—
		$16,313	$6,885	$14,769	$6,442

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

e) Restricted assets
Chubb is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutory regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. Chubb is also required to restrict assets pledged under repurchase agreements, which represent Chubb's agreement to sell securities and repurchase them at a future date for a predetermined price. We use trust funds in certain large reinsurance transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit (LOC) requirements. We have investments in segregated portfolios primarily to provide collateral or guarantees for LOC and derivative transactions. Included in restricted assets at June 30, 2025, and December 31, 2024, are investments, primarily fixed maturities, totaling $18,335 million and $17,945 million, respectively, and cash of $182 million and $261 million, respectively.
The following table presents the components of restricted assets:

	June 30	December 31
(in millions of U.S. dollars)	2025	2024
Trust funds	$8,438	$8,170
Assets pledged under repurchase agreements	3,132	2,890
Deposits with U.S. regulatory authorities	2,540	2,487
Deposits with non-U.S. regulatory authorities and other	4,407	4,659
Total	$18,517	$18,206
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Unconsolidated VIEs
We recorded an investment in a reserved alternative investment fund (Fund) sponsored and managed by a third-party investment fund manager. The Fund is a variable interest entity; however, Chubb is not the primary beneficiary and does not consolidate the Fund because Chubb does not receive substantially all the risks and returns of the Fund. The carrying value of this investment at June 30, 2025, and December 31, 2024, was $5.0 billion, which approximates our maximum risk of loss. We have elected to account for this investment using the fair value option, classified as Equity securities on the Consolidated balance sheets. We elected the fair value option so that changes in fair value of the Fund are recorded in Net realized gains (losses) and dividends from the Fund are recorded as Net investment income when declared on the Consolidated statements of operations.
We also do not consolidate sponsored investment products where we have determined that we are not the primary beneficiary. The carrying value of these investments at June 30, 2025, and December 31, 2024, was $110 million and $97 million, respectively, and our maximum risk of loss approximates the carrying amount. These investments are classified primarily within Equity securities on the Consolidated balance sheets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Financial instruments measured at fair value on a recurring basis, by valuation hierarchy

June 30, 2025	Level 1	Level 2	Level 3	Total
(in millions of U.S. dollars)
Assets:
Fixed maturities available-for-sale
U.S. and local government securities	$1,783	$2,250	$—	$4,033
Non-U.S.	—	37,865	598	38,463
Corporate and asset-backed securities	—	41,940	3,186	45,126
Mortgage-backed securities	—	28,497	—	28,497
	1,783	110,552	3,784	116,119
Equity securities (1)	4,744	—	125	4,869
Short-term investments	2,666	1,800	42	4,508
Other investments (2)	599	6,999	—	7,598
Securities lending collateral	—	1,941	—	1,941
Investment derivatives	51	—	—	51
Derivatives designated as hedging instruments	—	257	—	257
Other derivative instruments	7	—	—	7
Separate account assets	6,399	82	—	6,481
Total assets measured at fair value (1)(2)(3)	$16,249	$121,631	$3,951	$141,831
Liabilities:
Investment derivatives	$143	$—	$—	$143
Derivatives designated as hedging instruments	—	223	—	223
Other derivative instruments	31	5	—	36
Market risk benefits (4)	—	—	609	609
Total liabilities measured at fair value	$174	$228	$609	$1,011
(1)Excluded from the table above is a fund of $5,044 million, measured using NAV as a practical expedient.
(2)Excluded from the table above are other investments of $1,434 million, principally policy loans, measured using NAV as a practical expedient.
(3)Excluded from the table above are private equities of $16,313 million, measured using NAV as a practical expedient.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Level 3 financial instruments

The following tables present a reconciliation of the beginning and ending balances of financial instruments measured at fair value using significant unobservable inputs (Level 3). Excluded from the tables below is the reconciliation of Market risk benefits, refer to Note 11 for additional information.

Three Months Ended June 30, 2025 (in millions of U.S. dollars)	Available-for-Sale Debt Securities			Equity securities	Short-term investments
	Non-U.S.	Corporate and asset- backed securities	Mortgage-backed securities

Balance, beginning of period	$587	$3,017	$—	$113	$18
Transfers into Level 3	10	60	—	—	—
Transfers out of Level 3	—	(12)	—	(1)	—
Change in Net Unrealized Gains (Losses) in OCI	18	(3)	—	—	—
Net Realized Gains (Losses)	3	(4)	—	2	—
Purchases	84	295	—	19	25
Sales	(34)	(53)	—	(8)	—
Settlements	(70)	(114)	—	—	(1)
Balance, end of period	$598	$3,186	$—	$125	$42
Net Realized Gains (Losses) Attributable to Changes in Fair Value at the Balance Sheet date	$—	$(1)	$—	$4	$—
Change in Net Unrealized Gains (Losses) included in OCI at the Balance Sheet date	$16	$(7)	$—	$—	$—

Three Months Ended June 30, 2024 (in millions of U.S. dollars)	Available-for-Sale Debt Securities			Equity securities	Short-term investments
	Non-U.S.	Corporate and asset- backed securities	Mortgage-backed securities

Balance, beginning of period	$718	$2,658	$7	$101	$5
Transfers into Level 3	—	4	—	—	—
Transfers out of Level 3	(2)	—	—	—	—
Change in Net Unrealized Gains (Losses) in OCI	(6)	4	—	—	(1)
Net Realized Gains (Losses)	(4)	(5)	—	2	—
Purchases	83	326	15	1	12
Sales	(31)	(87)	—	(4)	—
Settlements	(126)	(191)	(2)	—	(4)
Balance, end of period	$632	$2,709	$20	$100	$12
Net Realized Gains (Losses) Attributable to Changes in Fair Value at the Balance Sheet date	$(1)	$(2)	$—	$1	$—
Change in Net Unrealized Gains (Losses) included in OCI at the Balance Sheet date	$(10)	$(1)	$—	$—	$(1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Six Months Ended June 30, 2025 (in millions of U.S. dollars)	Available-for-Sale Debt Securities			Equity securities	Short-term investments
	Non-U.S.	Corporate and asset- backed securities	Mortgage-backed securities

Balance, beginning of period	$604	$2,891	$3	$120	$14
Transfers into Level 3	11	84	—	—	—
Transfers out of Level 3	—	(13)	—	(1)	—
Change in Net Unrealized Gains (Losses) in OCI	38	(7)	—	—	—
Net Realized Gains (Losses)	(3)	(6)	(2)	(3)	—
Purchases	144	514	1	26	30
Sales	(87)	(100)	(2)	(17)	—
Settlements	(109)	(177)	—	—	(2)
Balance, end of period	$598	$3,186	$—	$125	$42
Net Realized Gains (Losses) Attributable to Changes in Fair Value at the Balance Sheet date	$(1)	$(4)	$—	$9	$—
Change in Net Unrealized Gains (Losses) included in OCI at the Balance Sheet date	$30	$(17)	$—	$—	$—

Six Months Ended June 30, 2024 (in millions of U.S. dollars)	Available-for-Sale Debt Securities			Equity securities	Short-term investments
	Non-U.S.	Corporate and asset- backed securities	Mortgage-backed securities

Balance, beginning of period	$692	$2,622	$7	$87	$3
Transfers into Level 3	1	5	—	—	—
Transfers out of Level 3	(6)	(3)	—	—	—
Change in Net Unrealized Gains (Losses) in OCI	8	10	—	—	(1)
Net Realized Gains (Losses)	(4)	(5)	—	(1)	—
Purchases	155	469	15	19	16
Sales	(51)	(107)	—	(5)	—
Settlements	(163)	(282)	(2)	—	(6)
Balance, end of period	$632	$2,709	$20	$100	$12
Net Realized Gains (Losses) Attributable to Changes in Fair Value at the Balance Sheet date	$(1)	$(2)	$—	$(1)	$—
Change in Net Unrealized Gains (Losses) included in OCI at the Balance Sheet date	$3	$5	$—	$—	$(1)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following tables present fair value, by valuation hierarchy, and carrying value of the financial instruments not measured at fair value:

June 30, 2025	Fair Value				Net Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Private debt held-for-investment	$—	$—	$2,472	$2,472	$2,429
Total assets	$—	$—	$2,472	$2,472	$2,429
Liabilities:
Repurchase agreements	$—	$3,059	$—	$3,059	$3,059
Short-term debt	—	1,488	—	1,488	1,499
Long-term debt	—	12,025	254	12,279	13,477
Hybrid debt	—	479	—	479	420
Total liabilities	$—	$17,051	$254	$17,305	$18,455

December 31, 2024	Fair Value				Net Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Private debt held-for-investment	$—	$—	$2,680	$2,680	$2,628
Total assets	$—	$—	$2,680	$2,680	$2,628
Liabilities:
Repurchase agreements	$—	$2,731	$—	$2,731	$2,731
Short-term debt	—	797	—	797	800
Long-term debt	—	12,979	—	12,979	14,379
Hybrid debt	—	479	—	479	419
Total liabilities	$—	$16,986	$—	$16,986	$18,329

5. Reinsurance

Reinsurance recoverable on ceded reinsurance

	June 30, 2025		December 31, 2024
(in millions of U.S. dollars)	Net Reinsurance Recoverable (1)	Valuation allowance	Net Reinsurance Recoverable (1)	Valuation allowance
Reinsurance recoverable on unpaid losses and loss expenses	$17,691	$261	$17,734	$242
Reinsurance recoverable on paid losses and loss expenses	1,904	62	2,043	68
Reinsurance recoverable on losses and loss expenses	$19,595	$323	$19,777	$310
Reinsurance recoverable on policy benefits	$297	$—	$289	$—
(1)Net of valuation allowance for uncollectible reinsurance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents a roll-forward of valuation allowance for uncollectible reinsurance related to Reinsurance recoverable on losses and loss expenses:

	Six Months Ended
	June 30
(in millions of U.S. dollars)	2025	2024
Valuation allowance for uncollectible reinsurance - beginning of period	$310	$367
Provision for uncollectible reinsurance	17	18
Write-offs charged against the valuation allowance	(6)	(3)
Foreign exchange revaluation	2	(1)
Valuation allowance for uncollectible reinsurance - end of period	$323	$381
For additional information, refer to Note 1 e) to the Consolidated Financial Statements of our 2024 Form 10-K.

6. Deferred policy acquisition costs

The following tables present a roll-forward of deferred policy acquisition costs on long-duration contracts included in the Life Insurance segment:

	Six Months Ended June 30, 2025
(in millions of U.S. dollars)	Term Life	Universal Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$469	$722	$870	$1,681	$324	$4,066
Capitalizations	115	69	224	327	61	796
Amortization expense	(73)	(41)	(25)	(111)	(15)	(265)
Other (including foreign exchange)	13	10	23	51	12	109
Balance – end of period	$524	$760	$1,092	$1,948	$382	$4,706
Overseas General Insurance segment excluded from table						646
Total deferred policy acquisition costs on long-duration contracts						$5,352
Deferred policy acquisition costs on short-duration contracts						4,085
Total deferred policy acquisition costs						$9,437

	Six Months Ended June 30, 2024
(in millions of U.S. dollars)	Term Life	Universal Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$402	$674	$534	$1,301	$274	$3,185
Capitalizations	98	70	170	311	36	685
Amortization expense	(58)	(39)	(17)	(86)	(14)	(214)
Other (including foreign exchange)	(6)	(25)	(14)	(30)	(7)	(82)
Balance – end of period	$436	$680	$673	$1,496	$289	$3,574
Overseas General Insurance segment excluded from table						592
Total deferred policy acquisition costs on long-duration contracts						$4,166
Deferred policy acquisition costs on short-duration contracts						3,646
Total deferred policy acquisition costs						$7,812

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

7. Goodwill

Goodwill
The following table presents a roll-forward of Goodwill by segment:

(in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Chubb Consolidated
Balance at December 31, 2024	$7,168	$2,218	$134	$5,047	$371	$4,641	$19,579
Acquisition of Liberty Mutual's P&C insurance business in Thailand	—	—	—	183	—	—	183
Foreign exchange revaluation	28	10	—	256	—	128	422
Balance at June 30, 2025 (1)	$7,196	$2,228	$134	$5,486	$371	$4,769	$20,184
(1)Includes $456 million attributable to noncontrolling interests.

8. Unpaid losses and loss expenses

The following table presents a reconciliation of beginning and ending Unpaid losses and loss expenses:

	Six Months Ended
	June 30
(in millions of U.S. dollars)	2025	2024
Gross unpaid losses and loss expenses – beginning of period	$84,004	$80,122
Reinsurance recoverable on unpaid losses and loss expenses – beginning of period (1)	(17,734)	(17,884)
Net unpaid losses and loss expenses – beginning of period	66,270	62,238
Net losses and loss expenses incurred in respect of losses occurring in:
Current year	13,959	12,604
Prior years (2)	(491)	(446)
Total	13,468	12,158
Net losses and loss expenses paid in respect of losses occurring in:
Current year	2,960	2,492
Prior years	8,982	6,918
Total	11,942	9,410
Foreign currency revaluation and other	889	(204)
Net unpaid losses and loss expenses – end of period	68,685	64,782
Reinsurance recoverable on unpaid losses and loss expenses (1)	17,691	17,409
Gross unpaid losses and loss expenses – end of period	$86,376	$82,191
(1)    Net of valuation allowance for uncollectible reinsurance.
(2)    Relates to prior period loss reserve development only and excludes prior period development related to reinstatement premiums, expense adjustments, earned premiums, and A&H long-duration lines totaling $(13) million and $47 million for the six months ended June 30, 2025 and 2024, respectively.

Net unpaid losses and loss expenses increased $2,415 million for the six months ended June 30, 2025, principally reflecting underlying exposure growth, net catastrophe losses and the unfavorable impact of foreign currency movement, partially offset by the impact of favorable prior period development.

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

	Three Months Ended June 30			Six Months Ended June 30
(in millions of U.S. dollars)	Long-tail	Short-tail	Total	Long-tail	Short-tail	Total
2025
North America Commercial P&C Insurance	$(75)	$(31)	$(106)	$(27)	$(193)	$(220)
North America Personal P&C Insurance	—	(121)	(121)	—	(121)	(121)
North America Agricultural Insurance	—	—	—	—	(33)	(33)
Overseas General Insurance	35	(112)	(77)	36	(234)	(198)
Global Reinsurance	—	(15)	(15)	(5)	(10)	(15)
Corporate	70	—	70	83	—	83
Total	$30	$(279)	$(249)	$87	$(591)	$(504)
2024
North America Commercial P&C Insurance	$(142)	$(2)	$(144)	$(46)	$(146)	$(192)
North America Personal P&C Insurance	—	(64)	(64)	—	(116)	(116)
North America Agricultural Insurance	—	—	—	—	(28)	(28)
Overseas General Insurance	36	(97)	(61)	35	(185)	(150)
Global Reinsurance	5	(21)	(16)	5	(20)	(15)
Corporate	93	—	93	102	—	102
Total	$(8)	$(184)	$(192)	$96	$(495)	$(399)
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

North America Commercial P&C Insurance. Net favorable development for the three months ended June 30, 2025, included $75 million from long-tail lines, primarily from the Risk Management business where PPD was favorable $163 million. This business underwrites workers' compensation, general liability and auto liability, and the favorable development was the net of lower-than-expected reported loss activity primarily on workers' compensation, partially offset by adverse development in general liability. This favorable development was partially offset by adverse development from other commercial auto liability portfolios which experienced higher-than-expected reported loss activity. Net favorable development for the six months ended June 30, 2025, included $193 million of favorable development from short-tail lines, primarily from surety, due to lower-than-expected loss development. Net favorable development for long-tail lines was the result of favorable development in workers' compensation and financial lines partially offset by adverse development in general casualty lines.

Net favorable development for the three and six months ended June 30, 2024, included $142 million and $46 million, respectively, from long-tail lines, primarily from worker's compensation due to lower-than-expected loss experience and our annual assessment of multi-claimant events, including industrial accidents. This favorable development was partially offset by net adverse development in commercial auto liability mainly due to higher-than-expected loss development and severity trend. Favorable development for the six months ended June 30, 2024, was partially offset by net adverse development in commercial excess and umbrella lines. Net favorable development for the six months ended June 30, 2024, included $146 million from short-tail lines, primarily from surety, and property and marine lines.

North America Personal P&C Insurance. Net favorable development for the three and six months ended June 30, 2025, included favorable development in the auto physical damage and recreational marine lines due to favorable loss emergence.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Overseas General Insurance. Net favorable development for the three and six months ended June 30, 2025, included $112 million and $234 million, respectively, from short-tail lines, primarily from favorable claim development in property and marine lines.

Net favorable development for the three and six months ended June 30, 2024, included $97 million and $185 million from short-tail lines, primarily from favorable claim development in marine and property lines.
Corporate. Net adverse development for the three and six months ended June 30, 2025, and 2024 was driven primarily by adverse development for molestation-related claims.

9. Future policy benefits

The following tables present a roll-forward of the liability for future policy benefits included in the Life Insurance segment:

Present Value of Expected Net Premiums	Six Months Ended June 30, 2025
(in millions of U.S. dollars)	Term Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$1,523	$4,405	$11,626	$125	$17,679
Beginning balance at original discount rate	1,819	4,303	11,499	124	17,745
Effect of changes in cash flow assumptions	—	(4)	13	—	9
Effect of actual variances from expected experience	(4)	18	(168)	2	(152)
Adjusted beginning of period balance	1,815	4,317	11,344	126	17,602
Issuances	116	719	1,107	311	2,253
Interest accrual	26	65	260	5	356
Net premiums collected (1)	(122)	(743)	(755)	(93)	(1,713)
Other (including foreign exchange)	59	134	459	4	656
Ending balance at original discount rate	1,894	4,492	12,415	353	19,154
Effect of changes in discount rate assumptions	(296)	142	184	3	33
Balance – end of period	$1,598	$4,634	$12,599	$356	$19,187
(1)Net premiums collected represent the portion of gross premiums collected from policyholders that is used to fund expected benefit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Present Value of Expected Future Policy Benefits	Six Months Ended June 30, 2025
(in millions of U.S. dollars)	Term Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$2,238	$12,057	$15,693	$647	$30,635
Beginning balance at original discount rate	2,647	11,242	15,652	601	30,142
Effect of changes in cash flow assumptions	—	(9)	21	—	12
Effect of actual variances from expected experience	(1)	18	(170)	3	(150)
Adjusted beginning of period balance	2,646	11,251	15,503	604	30,004
Issuances	116	719	1,107	311	2,253
Interest accrual	36	185	325	12	558
Benefit payments	(110)	(154)	(864)	(10)	(1,138)
Other (including foreign exchange)	88	300	601	16	1,005
Ending balance at original discount rate	2,776	12,301	16,672	933	32,682
Effect of changes in discount rate assumptions	(432)	1,106	109	59	842
Balance – end of period	$2,344	$13,407	$16,781	$992	$33,524

Liability for Future Policy Benefits, Life Insurance Segment	June 30, 2025
(in millions of U.S. dollars)	Term Life	Whole Life	A&H	Other	Total
Net liability for future policy benefits	$746	$8,773	$4,182	$636	$14,337
Deferred profit liability	306	1,539	219	68	2,132
Net liability for future policy benefits, before reinsurance recoverable	1,052	10,312	4,401	704	16,469
Less: Reinsurance recoverable on future policy benefits	107	46	121	1	275
Net liability for future policy benefits, after reinsurance recoverable	$945	$10,266	$4,280	$703	$16,194
Weighted average duration (years)	10.4	27.6	10.0	25.3	22.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Present Value of Expected Net Premiums	Six Months Ended June 30, 2024
(in millions of U.S. dollars)	Term Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$1,590	$3,950	$10,432	$64	$16,036
Beginning balance at original discount rate	1,992	3,945	10,692	64	16,693
Effect of changes in cash flow assumptions	6	70	111	—	187
Effect of actual variances from expected experience	(12)	21	(129)	(1)	(121)
Adjusted beginning of period balance	1,986	4,036	10,674	63	16,759
Issuances	111	620	1,196	39	1,966
Interest accrual	26	55	239	2	322
Net premiums collected (1)	(122)	(603)	(729)	(20)	(1,474)
Other (including foreign exchange)	(25)	(77)	(273)	10	(365)
Ending balance at original discount rate	1,976	4,031	11,107	94	17,208
Effect of changes in discount rate assumptions	(397)	17	(162)	—	(542)
Balance – end of period	$1,579	$4,048	$10,945	$94	$16,666
(1)Net premiums collected represent the portion of gross premiums collected from policyholders that is used to fund expected benefit.

Present Value of Expected Future Policy Benefits	Six Months Ended June 30, 2024
(in millions of U.S. dollars)	Term Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$2,254	$10,063	$14,650	$495	$27,462
Beginning balance at original discount rate	2,749	9,991	15,071	492	28,303
Effect of changes in cash flow assumptions	8	85	102	—	195
Effect of actual variances from expected experience	(9)	31	(129)	—	(107)
Adjusted beginning of period balance	2,748	10,107	15,044	492	28,391
Issuances	111	620	1,196	39	1,966
Interest accrual	35	151	300	8	494
Benefit payments	(115)	(179)	(789)	(10)	(1,093)
Other (including foreign exchange)	(3)	(169)	(356)	9	(519)
Ending balance at original discount rate	2,776	10,530	15,395	538	29,239
Effect of changes in discount rate assumptions	(512)	129	(337)	17	(703)
Balance – end of period	$2,264	$10,659	$15,058	$555	$28,536

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Liability for Future Policy Benefits, Life Insurance Segment	June 30, 2024
(in millions of U.S. dollars, except for years)	Term Life	Whole Life	A&H	Other	Total
Net liability for future policy benefits	$685	$6,611	$4,113	$461	$11,870
Deferred profit liability	268	986	174	24	1,452
Net liability for future policy benefits, before reinsurance recoverable	953	7,597	4,287	485	13,322
Less: Reinsurance recoverable on future policy benefits	103	44	110	—	257
Net liability for future policy benefits, after reinsurance recoverable	$850	$7,553	$4,177	$485	$13,065
Weighted average duration (years)	10.2	25.0	10.0	16.3	19.1

The following table presents a reconciliation of the roll-forwards above to the Future policy benefits liability presented in the Consolidated balance sheets.

	June 30
(in millions of U.S. dollars)	2025	2024
Net liability for future policy benefits, Life Insurance segment	$14,337	$11,870
Other (1)	1,549	1,341
Deferred profit liability	2,132	1,452
Liability for future policy benefits, per consolidated balance sheet	$18,018	$14,663
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents the amount of undiscounted and discounted expected gross premiums and expected future policy benefit payments included in the Life Insurance segment:

	June 30	June 30
(in millions of U.S. dollars)	2025	2024
Term Life
Undiscounted expected future benefit payments	$4,563	$4,334
Undiscounted expected future gross premiums	7,094	7,223
Discounted expected future benefit payments	2,344	2,264
Discounted expected future gross premiums	4,775	4,776
Whole Life
Undiscounted expected future benefit payments	30,751	25,052
Undiscounted expected future gross premiums	10,841	9,555
Discounted expected future benefit payments	13,407	10,659
Discounted expected future gross premiums	8,929	7,744
A&H
Undiscounted expected future benefit payments	28,274	26,037
Undiscounted expected future gross premiums	41,427	38,166
Discounted expected future benefit payments	16,781	15,058
Discounted expected future gross premiums	24,697	22,556
Other
Undiscounted expected future benefit payments	1,754	956
Undiscounted expected future gross premiums	570	174
Discounted expected future benefit payments	992	555
Discounted expected future gross premiums	$527	$155

The following table presents the amount of revenue and interest recognized in the Consolidated statements of operations for the Life Insurance segment:

	Gross Premiums or Assessments		Interest Accretion
	Six Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2025	2024	2025	2024
Life Insurance
Term Life	$353	$337	$10	$9
Whole Life	1,250	1,008	120	96
A&H	1,509	1,525	65	61
Other	129	32	7	6
Total	$3,241	$2,902	$202	$172

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents the weighted-average interest rates for the Life Insurance segment:

	Interest Accretion Rate		Current Discount Rate
	June 30		June 30
	2025	2024	2025	2024
Life Insurance
Term Life	3.0%	2.9%	5.9%	5.7%
Whole Life	3.4%	3.2%	3.9%	4.6%
A&H	4.0%	3.7%	5.8%	6.3%
Other	3.2%	2.7%	3.3%	4.2%

10. Policyholders' account balances, Separate accounts, and Unearned revenue liabilities

Policyholders' account balances
The following tables present a roll-forward of policyholders' account balances:

	Six Months Ended June 30, 2025
(in millions of U.S. dollars)	Universal Life	Annuities (2)	Other (3)	Total
Balance – beginning of period	$1,809	$2,585	$2,354	$6,748
Premiums received	105	159	211	475
Policy charges (1)	(56)	—	(5)	(61)
Surrenders and withdrawals	(57)	(17)	(94)	(168)
Benefit payments (4)	(19)	(77)	(46)	(142)
Interest credited	24	24	33	81
Other (including foreign exchange)	34	22	25	81
Balance – end of period	$1,840	$2,696	$2,478	$7,014
Unearned revenue liability				753
Other (5)				577
Policyholders' account liability, per consolidated balance sheet				$8,344
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	Six Months Ended June 30, 2024
(in millions of U.S. dollars)	Universal Life	Annuities (2)	Other (3)	Total
Balance – beginning of period	$1,876	$2,411	$2,502	$6,789
Premiums received	139	208	217	564
Policy charges (1)	(65)	—	(5)	(70)
Surrenders and withdrawals	(65)	(20)	(153)	(238)
Benefit payments (4)	(56)	(81)	(1)	(138)
Interest credited	25	30	27	82
Other (including foreign exchange)	(76)	(27)	(274)	(377)
Balance – end of period	$1,778	$2,521	$2,313	$6,612
Unearned revenue liability				675
Other (5)				500
Policyholders' account liability, per consolidated balance sheet				$7,787
(1)Contracts included in the policyholder account balances are generally charged a premium and/or monthly assessments on the basis of the account balance.
(2)Relates to Huatai Life.
(3)Primarily comprises policyholder account balances related to investment linked products including endowment and investment contracts, none of which bear significant insurance risk.
(4)Includes benefit payments upon maturity as well as death benefits.
(5)Primarily comprises unpaid dividends on certain participating policies.

	June 30
	2025			2024
(in millions of U.S. dollars, except for percentages)	Universal Life	Annuities	Other	Universal Life	Annuities	Other
Weighted-average crediting rate (1)	2.6%	1.8%	2.9%	2.8%	2.5%	2.9%
Net amount at risk (2)	$11,571	$10	$378	$11,987	$—	$454
Cash Surrender Value	$1,695	$1,774	$2,175	$1,611	$1,618	$2,013
(1)Calculated using actual interest credited for the six months ended June 30, 2025 and 2024, respectively.
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

The following tables present the balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimum:

Universal Life

	June 30, 2025
(in millions of U.S. dollars)	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Guaranteed minimum crediting rates
Up to 2.00%	$454	$—	$49	$153	$656
2.01% – 4.00%	247	573	352	—	1,172
Greater than 4.00%	12	—	—	—	12
Total	$713	$573	$401	$153	$1,840

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	June 30, 2024
(in millions of U.S. dollars)	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Guaranteed minimum crediting rates
Up to 2.00%	$436	$—	$42	$68	$546
2.01% – 4.00%	77	424	717	—	1,218
Greater than 4.00%	14	—	—	—	14
Total	$527	$424	$759	$68	$1,778

Annuities

	June 30, 2025
(in millions of U.S. dollars)	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Guaranteed minimum crediting rates
Up to 2.00%	$103	$—	$1,647	$66	$1,816
2.01% – 4.00%	880	—	—	—	880
Greater than 4.00%	—	—	—	—	—
Total	$983	$—	$1,647	$66	$2,696

	June 30, 2024
(in millions of U.S. dollars)	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Guaranteed minimum crediting rates
Up to 2.00%	$732	$—	$1,638	$1	$2,371
2.01% – 4.00%	150	—	—	—	150
Greater than 4.00%	—	—	—	—	—
Total	$882	$—	$1,638	$1	$2,521

Other policyholders' account balances

	June 30, 2025
(in millions of U.S. dollars)	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Guaranteed minimum crediting rates
Up to 2.00%	$377	$5	$157	$435	$974
2.01% – 4.00%	1,452	52	—	—	1,504
Greater than 4.00%	—	—	—	—	—
Total	$1,829	$57	$157	$435	$2,478

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	June 30, 2024
(in millions of U.S. dollars)	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Guaranteed minimum crediting rates
Up to 2.00%	$574	$—	$227	$513	$1,314
2.01% – 4.00%	381	618	—	—	999
Greater than 4.00%	—	—	—	—	—
Total	$955	$618	$227	$513	$2,313

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

The following table presents the aggregate fair value of Separate account assets, by major security type:

	June 30	June 30
(in millions of U.S. dollars)	2025	2024
Cash and cash equivalents	$131	$100
Mutual funds	6,268	5,649
Fixed maturities	82	85
Total	$6,481	$5,834

The following table presents a roll-forward of separate account liabilities:

	Six Months Ended
	June 30
(in millions of U.S. dollars)	2025	2024
Balance – beginning of period	$6,231	$5,573
Premiums and deposits	802	576
Policy charges	(79)	(80)
Surrenders and withdrawals	(494)	(426)
Benefit payments	(225)	(208)
Investment performance	(265)	502
Other (including foreign exchange)	511	(103)
Balance – end of period	$6,481	$5,834
Cash surrender value (1)	$6,101	$5,625
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

	Six Months Ended
	June 30
(in millions of U.S. dollars)	2025	2024
Balance – beginning of period	$711	$673
Deferred revenue	69	69
Amortization	(38)	(36)
Other (including foreign exchange)	11	(31)
Balance – end of period	$753	$675

11. Market risk benefits

Our reinsurance programs covering variable annuity guarantees, comprising guaranteed living benefits (GLB) and guaranteed minimum death benefits (GMDB), meet the definition of Market risk benefits (MRB). The following table presents a roll-forward of MRB:

	Six Months Ended June 30
(in millions of U.S. dollars)	2025	2024
Balance – beginning of period	$607	$771
Balance, beginning of period, before effect of changes in the instrument-specific credit risk	592	749
Interest rate changes	41	(87)
Effect of market movements (1)	(50)	(83)
Effect of changes in volatilities	19	(13)
Actual policyholder behavior different from expected behavior	28	31
Effect of timing and all other	(31)	(33)
Balance, end of period, before effect of changes in the instrument-specific credit risk	$599	$564
Effect of changes in the instrument-specific credit risk	10	12
Balance – end of period	$609	$576
Weighted-average age of policyholders (years)	74	74
Net amount at risk (2)	$1,479	$1,630
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

Excluded from the table above are MRB losses of $103 million and $191 million for the six months ended June 30, 2025 and 2024, respectively, reported in the Consolidated statements of operations, relating to the market risk benefits' economic hedge and other net cash flows. There is no reinsurance recoverable associated with our liability for MRB.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	Valuation Technique	Significant Unobservable Inputs	June 30, 2025		June 30, 2024
			Ranges	Weighted Average(1)	Ranges	Weighted Average(1)
MRB (1)	Actuarial model	Lapse rate	0.5% – 27.3%	3.4%	0.5% – 30.0%	4.3%
		Annuitization rate	0% – 100%	4.6%	0% – 100%	4.3%
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

12. Debt

Chubb INA Senior Notes
Chubb INA's $800 million of 3.15 percent senior notes due March 2025 were paid upon maturity.

Chubb INA Term Loan
In April 2025, Chubb INA entered into a 1.8 billion Chinese yuan renminbi term loan (approximately $249 million based on the foreign exchange rate at the date of issuance) at 2.85 percent, due April 10, 2028. This term loan is guaranteed by Chubb Limited. The term loan is designated as a non-derivative net investment hedge to mitigate the foreign currency exposure in the net investments of certain foreign subsidiaries. Changes in the carrying value of the debt attributable to foreign currency revaluation are recorded in Cumulative translation adjustments (CTA) within OCI. These adjustments will remain in CTA until the underlying hedge subsidiary is deconsolidated or hedge accounting is discontinued. Refer to Note 13 b) to the Consolidated Financial Statements for more information.

Commercial Paper Program
In the second quarter of 2025, Chubb established a commercial paper program, under which Chubb INA may issue short-term, unsecured commercial paper notes (commercial paper) on a private placement basis. Payment of the commercial paper is guaranteed on an unsecured and unsubordinated basis by Chubb Limited, and the commercial paper and guarantee rank equally with all other unsecured and unsubordinated indebtedness.

We have the ability to borrow a total of $2.0 billion, supported by our $3.0 billion group syndicated credit facility which expires in October 2027. Commercial paper is recorded in Short-term debt in the Consolidated balance sheets.

As of June 30, 2025, there was no commercial paper outstanding.

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

The following table presents the balance sheet location, fair value in an asset or (liability) position, and notional value/payment provision of our derivative instruments:

			June 30, 2025			December 31, 2024
	Consolidated Balance Sheet Location	Fair Value		Notional Amount/ Payment Provision	Fair Value		Notional Amount/ Payment Provision
(in millions of U.S. dollars)		Derivative Asset	Derivative (Liability)		Derivative Asset	Derivative (Liability)
Investment and embedded derivatives not designated as hedging instruments:
Foreign currency forward contracts	OA / (AP)	$45	$(136)	$4,386	$41	$(295)	$3,959
Options/Futures/Forward contracts on notes and bonds	OA / (AP)	6	(7)	909	—	(8)	449
Convertible securities (1)	FM AFS / ES	7	—	6	12	—	12
Total		$58	$(143)	$5,301	$53	$(303)	$4,420
Other derivative instruments:
Futures contracts on equities (2)	OA / (AP)	$—	$(31)	$986	$35	$—	$1,047
Other	OA / (AP)	7	(5)	379	—	(2)	211
Total		$7	$(36)	$1,365	$35	$(2)	$1,258
Derivatives designated as hedging instruments:
Cross-currency swaps - fair value hedges	OA / (AP)	$233	$—	$2,010	$103	$—	$1,579
Cross-currency swaps - net investment hedges	OA / (AP)	24	(223)	3,003	43	(116)	2,896
Total		$257	$(223)	$5,013	$146	$(116)	$4,475
(1)Includes fair value of embedded derivatives.
(2)Related to MRB book of business.

At June 30, 2025, and December 31, 2024, net derivative liabilities of $87 million and $199 million, respectively, included in the table above were subject to a master netting agreement. The remaining derivatives included in the table above were not subject to a master netting agreement.

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

(i) Fair value hedges

Cross-currency swaps
Chubb holds certain cross-currency swaps designated as fair value hedges. The objective of these cross-currency swaps is to hedge the foreign currency risk on €1.7 billion, or approximately $2.0 billion at June 30, 2025, of euro denominated debt by converting cash flows back into the U.S. dollar.

These hedges are carried at fair value, with changes in fair value recorded in Other comprehensive income (OCI). The gains or losses on the fair value hedges offsetting the foreign currency remeasurement on the hedged euro denominated senior notes are reclassified from OCI into Net realized gains (losses), and an additional portion is reclassified into Interest expense as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(pre-tax, in millions of U.S. dollars)	2025	2024	2025	2024
Gain (loss) recognized in OCI	$141	$(46)	$115	$(54)
Net realized gain (loss) reclassified from OCI	169	(12)	238	(49)
Interest expense reclassified from OCI	(5)	(4)	(9)	(8)
OCI gain (loss) after reclassifications	$(23)	$(30)	$(114)	$3

(ii) Net investment hedges

Cross-currency swaps
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

Foreign denominated debt
In April 2025, Chubb designated its CNH1.8 billion term loan, or approximately $254 million as of June 30, 2025, as a non-derivative net investment hedge to mitigate the foreign currency exposure in the net investments of certain foreign subsidiaries. Changes in the carrying value of the debt attributable to foreign currency revaluation are recorded in CTA within OCI. These adjustments will remain in CTA until the underlying hedge subsidiary is deconsolidated or hedge accounting is discontinued. Refer to Note 12 to the Consolidated Financial Statements for more information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents the OCI impact of derivative and non-derivative net investment hedges:

	Three Months Ended		Six Months Ended
	June 30		June 30
(pre-tax, in millions of U.S. dollars)	2025	2024	2025	2024
Cross-currency swaps:
Gain (loss) recognized in OCI	$(138)	$37	$(114)	$73
Interest income reclassified from OCI	7	3	15	6
Total cross currency swaps	(145)	34	(129)	67
Foreign denominated debt:
Gain (loss) recognized in OCI	(6)	—	(6)	—
Total OCI gain (loss) after reclassifications	$(151)	$34	$(135)	$67

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

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2025	2024	2025	2024
Investment and embedded derivative instruments:
Foreign currency forward contracts	$147	$(28)	$133	$(80)
Options/Futures/Forward contracts on notes and bonds	7	12	(2)	18
Convertible securities (1)	—	(1)	—	2
Total investment and embedded derivative instruments	$154	$(17)	$131	$(60)
Other derivative instruments:
Futures contracts on equities (2)	$(89)	$(21)	$(35)	$(116)
Other	(2)	(3)	(5)	(5)
Total other derivative instruments	$(91)	$(24)	$(40)	$(121)
Total	$63	$(41)	$91	$(181)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

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

The following table presents the carrying value of collateral held under securities lending agreements by investment category and remaining contractual maturity of the underlying agreements:

	Remaining contractual maturity
	June 30, 2025	December 31, 2024
(in millions of U.S. dollars)	Overnight and Continuous
Collateral held under securities lending agreements:
Cash	$695	$557
U.S. and local government securities	161	148
Non-U.S.	1,001	663
Corporate and asset-backed securities	74	49
Equity securities	10	28
Total	$1,941	$1,445
Gross amount of recognized liability for securities lending payable	$1,941	$1,445

At June 30, 2025, and December 31, 2024, our repurchase agreement obligations of $3,059 million and $2,731 million, respectively, were fully collateralized. In contrast to securities lending programs, the use of cash received is not restricted for the repurchase obligations. The fair value of the underlying securities sold remains in Fixed maturities available-for-sale or Other investments, and the repurchase agreement obligation is recorded in Repurchase agreements in the Consolidated balance sheets.

The following table presents the carrying value of collateral pledged under repurchase agreements by investment category and remaining contractual maturity of the underlying agreements:

	Remaining contractual maturity
	June 30, 2025				December 31, 2024
	Up to 30 Days	30-90 Days	Greater than 90 Days	Total	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
(in millions of U.S. dollars)
Collateral pledged under repurchase agreements:
Cash	$—	$2	$—	$2	$—	$19	$2	$21
Non-U.S.	1,205	—	—	1,205	1,387	—	—	1,387
U.S. and local government securities	—	—	—	—	—	—	104	104
Mortgage-backed securities	977	923	25	1,925	—	454	924	1,378
Total	$2,182	$925	$25	$3,132	$1,387	$473	$1,030	$2,890
Gross amount of recognized liabilities for repurchase agreements				$3,059				$2,731
Difference (1)				$73				$159
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

e) Fixed maturities
At June 30, 2025, and December 31, 2024, commitments to purchase fixed income securities over the next several years were $1.3 billion.

f) Private equities
Private equities in the Consolidated balance sheets are investments in limited partnerships and partially-owned investment companies. At June 30, 2025, private equities with a carrying value of $16.0 billion had commitments that could require funding of up to $6.9 billion over the next several years. At December 31, 2024, these investments had a carrying value of $14.5 billion with commitments of up to $6.4 billion. The remaining private equities had no funding commitments.

g) Income taxes
At June 30, 2025, $77 million of unrecognized tax benefits remain outstanding. It is reasonably possible that, over the next twelve months, the amount of unrecognized tax benefits may change resulting from the re-evaluation of unrecognized tax benefits arising from examinations by taxing authorities, settlements, and the lapses of statutes of limitations. With few exceptions, Chubb is no longer subject to income tax examinations for years before 2012.

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

i) Lease commitments
At June 30, 2025, and December 31, 2024, the right-of-use asset was $1,044 million and $824 million, respectively, recorded within Other assets, and the lease liability was $1,177 million and $942 million, respectively, recorded within Accounts payable, accrued expenses, and other liabilities on the Consolidated balance sheets. These leases consist principally of real estate operating leases that are amortized on a straight-line basis over the term of the lease, which expire at various dates.

14. Shareholders’ equity

All of Chubb’s Common Shares are authorized under Swiss corporate law. Though the par value of Common Shares is stated in Swiss francs, Chubb continues to use U.S. dollars as its reporting currency for preparing the Consolidated Financial Statements. Under Swiss corporate law, dividends, including distributions from legal reserves or through a reduction in par value (par value reduction), must be stated in Swiss francs though dividend payments are made by Chubb in U.S. dollars. At June 30, 2025, our Common Shares had a par value of CHF 0.50 per share.

At our May 2025 annual general meeting, our shareholders approved an annual dividend for the following year of up to $3.88 per share, expected to be paid in four quarterly installments of $0.97 per share after the general meeting by way of distribution from capital contribution reserves, transferred to free reserves for payment. The Board of Directors (Board) will determine the record and payment dates at which the annual dividend may be paid until the date of 2026 annual general meeting, and is authorized to abstain from distributing a dividend at its discretion.

At our May 2024 and 2023 annual general meetings, our shareholders approved annual dividends for the following year of up to $3.64 per share and $3.44 per share, respectively, which were paid in four quarterly installments of $0.91 and $0.86 per share, respectively, at dates determined by the Board after the annual general meetings by way of a distribution from capital contribution reserves, transferred to free reserves for payment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents dividend distributions per Common Share in Swiss francs (CHF) and U.S. dollars (USD):

	Three Months Ended				Six Months Ended
	June 30				June 30
	2025		2024		2025		2024
	CHF	USD	CHF	USD	CHF	USD	CHF	USD
Total dividend distributions per common share	0.81	$0.97	0.82	$0.91	1.62	$1.88	1.57	$1.77
Increases in Common Shares in treasury are due to open market repurchases of Common Shares and the surrender of Common Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock and the forfeiture of unvested restricted stock. Decreases in Common Shares in treasury are principally due to grants of restricted stock, exercises of stock options, purchases under the Employee Stock Purchase Plan (ESPP), and share cancellations. At our May 2024 annual general meeting, held on May 16, 2024, our shareholders approved the cancellation of 11,825,600 shares purchased under our share repurchase programs during 2023. The capital reduction was subject to publication requirements and became effective in accordance with Swiss law on May 21, 2024. On March 7, 2025, Chubb completed a share capital reduction by means of cancellation of 7,518,565 Common Shares purchased under our share repurchase program during 2024. The capital reduction was completed in accordance with the capital band provision for authorized share capital increases and reductions by the Board set forth in the Articles of Association. During the six months ended June 30, 2025, 3,685,509 shares were repurchased, 7,518,565 shares were canceled, and 1,642,634 net shares were issued under employee share-based compensation plans. At June 30, 2025, 13,446,633 Common Shares remain in treasury.

Chubb Limited securities repurchase authorizations
In June 2023, the Board authorized the repurchase of up to $5.0 billion of Chubb Common Shares, effective July 1, 2023, with no expiration date. In May 2025, the Board determined to terminate the June 2023 authorization as of June 30, 2025 and concurrently authorized a new repurchase amount of up to $5.0 billion of Chubb Common Shares, effective July 1, 2025, with no expiration date. The following table presents repurchases of Chubb's Common Shares conducted in a series of open market transactions under the Board authorizations:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars, except share data)	2025	2024	2025	2024
Number of shares repurchased	2,339,727	2,254,236	3,685,509	3,474,357
Cost of shares repurchased	$676	$570	$1,061	$886
Repurchase authorization remaining at end of period (1)	$—	$2,808	$—	$2,808
(1) As of June 30, 2025, $628 million expired under the July 2023 $5.0 billion share repurchase authorization.
The following table presents changes in accumulated other comprehensive income (loss):

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2025	2024	2025	2024
Accumulated other comprehensive income (loss) (AOCI)
Net unrealized appreciation (depreciation) on investments
Balance – beginning of period, net of tax	$(3,704)	$(4,825)	$(4,552)	$(4,177)
Change in period, before reclassification from AOCI (before tax)	918	(484)	1,761	(1,280)
Amounts reclassified from AOCI (before tax)	68	(5)	126	114
Change in period, before tax	986	(489)	1,887	(1,166)
Income tax (expense) benefit	(50)	7	(111)	49
Total other comprehensive income (loss)	936	(482)	1,776	(1,117)
Noncontrolling interests, net of tax	4	(6)	(4)	7
Balance – end of period, net of tax	(2,772)	(5,301)	(2,772)	(5,301)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2025	2024	2025	2024
Accumulated other comprehensive income (loss) (AOCI) - continued
Current discount rate on liability for future policy benefits
Balance – beginning of period, net of tax	(645)	11	(539)	51
Change in period, before tax	(130)	53	(252)	—
Income tax (expense) benefit	9	(2)	21	(22)
Total other comprehensive income (loss)	(121)	51	(231)	(22)
Noncontrolling interests, net of tax	(20)	(4)	(24)	(37)
Balance – end of period, net of tax	(746)	66	(746)	66
Instrument-specific credit risk on market risk benefits
Balance – beginning of period, net of tax	(13)	(17)	(16)	(22)
Change in period, before tax	1	5	5	10
Income tax expense	—	(1)	(1)	(1)
Total other comprehensive income	1	4	4	9
Noncontrolling interests, net of tax	—	—	—	—
Balance – end of period, net of tax	(12)	(13)	(12)	(13)
Cumulative foreign currency translation adjustment
Balance – beginning of period, net of tax	(3,685)	(2,864)	(4,025)	(2,945)
Change in period, before reclassification from AOCI (before tax)	803	(527)	1,170	(444)
Amounts reclassified from AOCI (before tax)	(7)	(3)	(15)	(6)
Change in period, before tax	796	(530)	1,155	(450)
Income tax (expense) benefit	3	19	(9)	12
Total other comprehensive income (loss)	799	(511)	1,146	(438)
Noncontrolling interests, net of tax	33	(33)	40	(41)
Balance – end of period, net of tax	(2,919)	(3,342)	(2,919)	(3,342)
Fair value hedging instruments
Balance – beginning of period, net of tax	(22)	13	50	(13)
Change in period, before reclassification from AOCI (before tax)	141	(46)	115	(54)
Amounts reclassified from AOCI (before tax)	(164)	16	(229)	57
Change in period, before tax	(23)	(30)	(114)	3
Income tax (expense) benefit	5	6	24	(1)
Total other comprehensive income (loss)	(18)	(24)	(90)	2
Noncontrolling interests, net of tax	—	—	—	—
Balance – end of period, net of tax	(40)	(11)	(40)	(11)
Postretirement benefit liability adjustment
Balance – beginning of period, net of tax	434	296	438	297
Change in period, before tax	(3)	1	(7)	(1)
Income tax benefit	—	—	—	1
Total other comprehensive income (loss)	(3)	1	(7)	—
Noncontrolling interests, net of tax	—	—	—	—
Balance – end of period, net of tax	431	297	431	297
Accumulated other comprehensive loss	$(6,058)	$(8,304)	$(6,058)	$(8,304)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents reclassifications from accumulated other comprehensive income (loss) to the Consolidated statements of operations:

	Three Months Ended		Six Months Ended		Consolidated Statement of Operations Location
	June 30		June 30
(in millions of U.S. dollars)	2025	2024	2025	2024
Fixed maturities available-for-sale	$(68)	$5	$(126)	$(114)	Net realized gains (losses)
Income tax benefit	3	12	28	24	Income tax expense
	$(65)	$17	$(98)	$(90)	Net income
Cumulative foreign currency translation adjustment
Cross-currency swaps	$7	$3	$15	$6	Interest expense
Income tax expense	(1)	—	(3)	(1)	Income tax expense
	$6	$3	$12	$5	Net income
Net gains (losses) of fair value hedging instruments
Cross-currency swaps	$169	$(12)	$238	$(49)	Net realized gains (losses)
Cross-currency swaps	(5)	(4)	(9)	(8)	Interest expense
Income tax (expense) benefit	(34)	3	(48)	12	Income tax expense
	$130	$(13)	$181	$(45)	Net income
Total amounts reclassified from AOCI	$71	$7	$95	$(130)

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

Chubb generally grants service-based restricted stock and restricted stock units with a 4-year vesting period, based on a graded vesting schedule. Performance shares and performance stock units granted comprise both target and premium awards that cliff vest at the end of a 3-year performance period based on tangible book value (Chubb shareholders' equity less goodwill and intangible assets attributable to Chubb, net of tax) per share growth and P&C combined ratio compared to a defined group of peer companies. Premium awards are subject to an additional vesting provision based on total shareholder return compared to the peer group. Stock and unit awards are principally granted at market close price on the grant date. On March 3, 2025, Chubb granted 619,298 service-based restricted stock, 287,268 service-based restricted stock units, 103,285 performance shares, and 289,620 performance stock units to employees and officers with a grant date fair value of $289.69 each. Each service-based restricted stock unit and performance stock unit represents our obligation to deliver to the holder one Common Share upon vesting (or the end of the deferral period, if the unit is under the Chubb Deferred Stock Unit Plan).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

16. Postretirement benefits

The components of net pension and other postretirement benefit costs (benefits) reflected in Net income in the Consolidated statements of operations were as follows:

	Pension Benefit Plans				Other Postretirement Benefit Plans
	2025		2024		2025	2024
Three Months Ended June 30	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
(in millions of U.S. dollars)
Service cost	$—	$2	$—	$3	$—	$—
Non-service cost (benefit):
Interest cost	33	9	34	9	1	—
Expected return on plan assets	(62)	(14)	(61)	(12)	(1)	(1)
Amortization of net actuarial (gain) loss	(2)	—	(1)	—	(1)	—
Amortization of prior service cost	—	—	—	—	—	—
Settlements	—	—	—	—	—	—
Total non-service cost (benefit)	(31)	(5)	(28)	(3)	(1)	(1)
Net periodic benefit cost (benefit)	$(31)	$(3)	$(28)	$—	$(1)	$(1)

	Pension Benefit Plans				Other Postretirement Benefit Plans
	2025		2024		2025	2024
Six Months Ended June 30	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
(in millions of U.S. dollars)
Service cost	$—	$4	$—	$5	$—	$—
Non-service cost (benefit):
Interest cost	67	18	67	18	1	1
Expected return on plan assets	(125)	(27)	(122)	(25)	(1)	(2)
Amortization of net actuarial (gain) loss	(4)	—	(1)	1	(2)	(1)
Amortization of prior service cost	—	—	—	—	—	—
Settlements	—	—	—	—	—	—
Total non-service cost (benefit)	(62)	(9)	(56)	(6)	(2)	(2)
Net periodic benefit cost (benefit)	$(62)	$(5)	$(56)	$(1)	$(2)	$(2)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The line items in which the service cost and non-service cost (benefit) components of net periodic cost (benefit) are included in the Consolidated statements of operations were as follows:

	Pension Benefit Plans		Other Postretirement Benefit Plans
Three Months Ended June 30	2025	2024	2025	2024
(in millions of U.S. dollars)
Service cost:
Losses and loss expenses	$—	$—	$—	$—
Administrative expenses	2	3	—	—
Total service cost	2	3	—	—
Non-service cost (benefit):
Losses and loss expenses	(4)	(3)	—	—
Administrative expenses	(32)	(28)	(1)	(1)
Total non-service cost (benefit)	(36)	(31)	(1)	(1)
Net periodic benefit cost (benefit)	$(34)	$(28)	$(1)	$(1)

	Pension Benefit Plans		Other Postretirement Benefit Plans
Six Months Ended June 30	2025	2024	2025	2024
(in millions of U.S. dollars)
Service cost:
Losses and loss expenses	$—	$—	$—	$—
Administrative expenses	4	5	—	—
Total service cost	4	5	—	—
Non-service cost (benefit):
Losses and loss expenses	(7)	(6)	—	—
Administrative expenses	(64)	(56)	(2)	(2)
Total non-service cost (benefit)	(71)	(62)	(2)	(2)
Net periodic benefit cost (benefit)	$(67)	$(57)	$(2)	$(2)

17. Other income and expense

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2025	2024	2025	2024
Equity in net income (loss) of partially-owned entities	$657	$94	$739	$278
Gains (losses) from fair value changes in separate account assets	(12)	11	(22)	21
Asset management and performance fee revenue	57	57	113	110
Asset management and performance fee expense	(39)	(35)	(72)	(68)
Federal excise and capital taxes	(6)	(5)	(11)	(9)
Other	(2)	(12)	(9)	(31)
Total	$655	$110	$738	$301

Equity in net income of partially-owned entities includes our share of net income or loss, both underlying operating income and mark-to-market movement, related to partially-owned investment companies (private equity) where we own more than three percent, and partially-owned insurance companies. This line item includes mark-to-market gains (losses) on private equities of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

$540 million and $513 million for the three and six months ended June 30, 2025, respectively, and $4 million and $107 million, respectively, for the prior year periods.
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

The following tables present the Statement of Operations by segment:

For the Three Months Ended June 30, 2025 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Total
Net premiums written	$5,723	$1,938	$733	$3,620	$380	$1,802	$14,196
Net premiums earned	5,177	1,681	598	3,542	338	1,789	13,125
Losses and loss expenses	3,258	822	483	1,789	132	20
Policy benefits	—	—	—	129	—	1,249
Policy acquisition costs	705	332	48	913	98	319
Administrative expenses	357	82	2	369	10	199
Underwriting income	857	445	65	342	98	NM
Net investment income	938	118	19	278	85	274
Other (income) expense	8	—	—	5	—	(37)
Amortization of purchased intangibles	2	2	6	19	—	8
Segment income	$1,785	$561	$78	$596	$183	$305	$3,508
Net realized gains (losses)							160
Market risk benefits gains (losses)							(17)
Interest expense							181
Integration expenses							2
Corporate underwriting loss							(176)
Corporate net investment loss							(29)
Corporate other (income) expense							(528)
Corporate amortization of purchased intangibles							37
Other reclassification							(38)
Income before income tax							$3,716
NM – not meaningful. Underwriting income is not used as a basis for segment performance for the Life Insurance segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

For the Three Months Ended June 30, 2024 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Total
Net premiums written	$5,501	$1,776	$758	$3,334	$411	$1,580	$13,360
Net premiums earned	4,900	1,512	626	3,347	339	1,568	12,292
Losses and loss expenses	3,074	876	543	1,671	155	22
Policy benefits	—	—	—	92	—	1,031
Policy acquisition costs	660	299	45	842	80	300
Administrative expenses	327	88	3	348	11	218
Underwriting income	839	249	35	394	93	NM
Net investment income	863	108	21	283	58	258
Other (income) expense	15	(2)	—	4	—	(32)
Amortization of purchased intangibles	—	2	7	20	—	11
Segment income	$1,687	$357	$49	$653	$151	$276	$3,173
Net realized gains (losses)							104
Market risk benefits gains (losses)							(29)
Interest expense							182
Integration expenses							7
Corporate underwriting loss							(192)
Corporate net investment loss							(32)
Corporate other (income) expense							7
Corporate amortization of purchased intangibles							40
Other reclassification							(82)
Income before income tax							$2,706
NM – not meaningful. Underwriting income is not used as a basis for segment performance for the Life Insurance segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

For the Six Months Ended June 30, 2025 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Total
Net premiums written	$10,510	$3,490	$1,009	$7,523	$788	$3,522	$26,842
Net premiums earned	10,165	3,255	763	6,751	706	3,485	25,125
Losses and loss expenses	6,289	2,915	575	3,186	374	46
Policy benefits	—	—	—	242	—	2,412
Policy acquisition costs	1,424	662	65	1,750	198	629
Administrative expenses	701	169	4	699	20	401
Underwriting income (loss)	1,751	(491)	119	874	114	NM
Net investment income	1,867	238	43	559	155	545
Other (income) expense	16	1	1	11	—	(72)
Amortization of purchased intangibles	3	4	12	38	—	18
Segment income (loss)	$3,599	$(258)	$149	$1,384	$269	$596	$5,739
Net realized gains (losses)							44
Market risk benefits gains (losses)							(109)
Interest expense							362
Integration expenses							2
Corporate underwriting loss							(295)
Corporate net investment loss							(56)
Corporate other (income) expense							(495)
Corporate amortization of purchased intangibles							74
Income before income tax							$5,380
NM – not meaningful. Underwriting income is not used as a basis for segment performance for the Life Insurance segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

For the Six Months Ended June 30, 2024 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Total
Net premiums written	$10,190	$3,232	$1,007	$7,169	$770	$3,213	$25,581
Net premiums earned	9,780	2,983	754	6,545	634	3,179	23,875
Losses and loss expenses	6,249	1,775	592	3,097	292	54
Policy benefits	—	—	—	192	—	2,101
Policy acquisition costs	1,348	599	66	1,665	161	594
Administrative expenses	655	174	5	679	20	425
Underwriting income	1,528	435	91	912	161	NM
Net investment income	1,689	210	42	550	115	488
Other (income) expense	22	(1)	—	9	—	(72)
Amortization of purchased intangibles	—	4	13	40	—	21
Segment income	$3,195	$642	$120	$1,413	$276	$544	$6,190
Net realized gains (losses)							3
Market risk benefits gains (losses)							(8)
Interest expense							360
Integration expenses							14
Corporate underwriting loss							(309)
Corporate net investment loss							(58)
Corporate other (income) expense							(61)
Corporate amortization of purchased intangibles							82
Other reclassification							(81)
Income before income tax							$5,342
NM – not meaningful. Underwriting income is not used as a basis for segment performance for the Life Insurance segment.

Underwriting assets are reviewed in total by management for purposes of decision-making. Other than certain insurance related balances, Goodwill and Other intangible assets, Chubb does not allocate assets to its segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

19. Earnings per share

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars, except share and per share data)	2025	2024	2025	2024
Numerator:
Net income	$2,999	$2,216	$4,342	$4,510
Net income (loss) attributable to noncontrolling interests	31	(14)	43	137
Net income attributable to Chubb	$2,968	$2,230	$4,299	$4,373
Denominator:
Denominator for basic earnings per share attributable to Chubb:
Weighted-average shares outstanding	399,886,323	404,615,765	400,281,946	405,139,228
Denominator for diluted earnings per share attributable to Chubb:
Share-based compensation plans	3,960,707	3,990,902	4,012,933	4,138,555
Weighted-average shares outstanding and assumed conversions	403,847,030	408,606,667	404,294,879	409,277,783
Basic earnings per share attributable to Chubb	$7.42	$5.51	$10.74	$10.79
Diluted earnings per share attributable to Chubb	$7.35	$5.46	$10.63	$10.68
Potential anti-dilutive share conversions	1,663,091	1,348,531	1,684,365	939,842

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of our results of operations, financial condition, and liquidity and capital resources as of and for the three and six months ended June 30, 2025.

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

Overview
Chubb Limited is the Swiss-incorporated holding company of the Chubb Group of Companies. Chubb Limited, which is headquartered in Zurich, Switzerland, and its direct and indirect subsidiaries (collectively, the Chubb Group of Companies, Chubb, we, us, or our) are a global insurance and reinsurance organization, serving the needs of a diverse group of clients worldwide. At June 30, 2025, we had total assets of $262 billion and total Chubb shareholders’ equity, which excludes noncontrolling interests, of $69 billion. Chubb was incorporated in 1985 at which time it opened its first business office in Bermuda and continues to maintain operations in Bermuda. We operate through six business segments: North America Commercial P&C Insurance, North America Personal P&C Insurance, North America Agricultural Insurance, Overseas General Insurance, Global Reinsurance, and Life Insurance. For more information on our segments refer to “Segment Information” under Item 1 in our 2024 Form 10-K.

Consolidated Operating Results – Three and Six Months Ended June 30, 2025 and 2024

	Three Months Ended			Six Months Ended
	June 30		% Change	June 30		% Change
(in millions of U.S. dollars, except for percentages)	2025	2024	Q-25 vs. Q-24	2025	2024	YTD-25 vs. YTD-24
Net premiums written	$14,196	$13,360	6.3%	$26,842	$25,581	4.9%
Net premiums written - constant dollars (1)			7.1%			6.4%
Net premiums earned	13,125	12,292	6.8%	25,125	23,875	5.2%
Net investment income	1,568	1,468	6.8%	3,129	2,859	9.4%
Net realized gains (losses)	160	104	53.3%	44	3	NM
Market risk benefits gains (losses)	(17)	(29)	(39.9)%	(109)	(8)	NM
Total revenues	14,836	13,835	7.2%	28,189	26,729	5.5%
Losses and loss expenses	6,572	6,431	2.2%	13,468	12,158	10.8%
Policy benefits	1,406	1,219	15.5%	2,633	2,399	9.8%
Policy acquisition costs	2,415	2,226	8.4%	4,728	4,433	6.6%
Administrative expenses	1,125	1,094	2.8%	2,205	2,164	1.9%
Interest expense	181	182	(1.3)%	362	360	0.4%
Other (income) expense	(655)	(110)	NM	(738)	(301)	146.2%
Amortization of purchased intangibles	74	80	(6.9)%	149	160	(6.8)%
Integration expenses	2	7	(75.9)%	2	14	(88.6)%
Total expenses	11,120	11,129	(0.1)%	22,809	21,387	6.6%
Income before income tax	3,716	2,706	37.4%	5,380	5,342	0.7%
Income tax expense	717	490	46.3%	1,038	832	24.8%
Net income	$2,999	$2,216	35.4%	$4,342	$4,510	(3.7)%
Net income (loss) attributable to noncontrolling interests	31	(14)	NM	43	137	(68.2)%
Net income attributable to Chubb	$2,968	$2,230	33.1%	$4,299	$4,373	(1.7)%
NM - not meaningful
(1)     On a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency exchange rates as the comparable current period.

Financial Highlights for the Three Months Ended June 30, 2025

•Net income attributable to Chubb was $2.97 billion compared with $2.23 billion in the prior year period. Net income in the current year quarter was primarily driven by double-digit growth in both P&C underwriting income and Life segment income and higher income from our private equity investments.

•Consolidated net premiums written were $14.20 billion, up 6.3 percent, or 7.1 percent in constant dollars.

•P&C net premiums written were $12.39 billion, up 5.2 percent, or 5.8 percent in constant dollars, with commercial insurance up 3.6 percent and consumer insurance up 11.9 percent in constant dollars. Overall growth in commercial lines reflects strong new business in casualty lines, continued strong middle market P&C growth, and acceleration of our excess and surplus (E&S) digital business. Consumer insurance growth reflects strong new business and retention, including positive rate and exposure increases in all lines.

•Life Insurance net premiums written were $1.80 billion, up 14.1 percent, or 17.3 percent in constant dollars, due to growth in international life of 17.8 percent in constant dollars, predominantly in Asia, and Combined North America of 18.1 percent in constant dollars, primarily driven by worksite business. Life Insurance segment income was $305 million, up 10.4 percent, or 15.3 percent in constant dollars.

•Pre-tax net investment income was $1.57 billion, up 6.8 percent compared to $1.47 billion in the prior year period, primarily due to higher average invested assets.

•Operating cash flow was $3.55 billion.

•On April 1, 2025, Chubb completed the acquisition of Liberty Mutual’s business in Thailand for $321 million.

•Chubb increased its ownership in Huatai Group (Huatai) with the closing of incremental 0.6% and 1.0% ownership interests. Chubb’s aggregate ownership interest in Huatai is now approximately 87.2%.

Net Premiums Written	Three Months Ended June 30			% Change	Six Months Ended June 30			% Change
(in millions of U.S. dollars, except for percentages)	2025	2024	Q-25 vs. Q-24	C$ Q-25 vs. Q-24	2025	2024	YTD-25 vs. YTD-24	C$ YTD-25 vs. YTD-24
Property and other short-tail lines	$2,766	$2,715	1.9%	2.2%	$5,255	$5,075	3.5%	4.6%
Commercial casualty	2,389	2,155	10.9%	11.0%	4,641	4,365	6.3%	6.9%
Financial lines	1,278	1,237	3.3%	3.5%	2,357	2,345	0.5%	1.3%
Workers' compensation	547	559	(2.1)%	(2.1)%	1,185	1,188	(0.3)%	(0.3)%
Commercial multiple peril (1)	481	428	12.1%	12.1%	897	796	12.6%	12.6%
Surety	225	200	12.4%	17.2%	425	384	10.7%	15.6%
Total Commercial P&C lines	7,686	7,294	5.4%	5.7%	14,760	14,153	4.3%	5.1%

Agriculture	733	758	(3.3)%	(3.3)%	1,009	1,007	0.2%	0.2%

Personal homeowners	1,466	1,355	8.1%	8.5%	2,555	2,420	5.5%	6.1%
Personal automobile	756	614	23.3%	30.8%	1,412	1,256	12.5%	20.3%
Personal other	567	520	9.1%	8.9%	1,167	1,085	7.6%	8.7%
Total Personal lines	2,789	2,489	12.1%	13.8%	5,134	4,761	7.8%	10.3%

Global A&H - P&C	806	828	(2.6)%	(2.2)%	1,629	1,677	(2.8)%	(1.1)%

Reinsurance lines	380	411	(7.6)%	(7.8)%	788	770	2.4%	2.3%
Total Property and Casualty lines	12,394	11,780	5.2%	5.8%	23,320	22,368	4.3%	5.4%

Life Insurance	1,802	1,580	14.1%	17.3%	3,522	3,213	9.6%	13.8%
Total consolidated	$14,196	$13,360	6.3%	7.1%	$26,842	$25,581	4.9%	6.4%
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

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2025	2024	2025	2024
Net catastrophe losses	$630	$580	$2,271	$1,015
Favorable prior period development	$249	$192	$504	$399

Catastrophe losses through June 30, 2025 and 2024, were primarily from the following events:
•2025: California wildfire losses of $1.47 billion; flooding in the U.S., hail, tornadoes, wind events; global earthquakes, principally in Thailand; and winter storm losses.
◦Total North America P&C Insurance catastrophe losses were $372 million and $1.88 billion for the three and six months ended June 30, 2025, respectively.
◦Total Overseas General catastrophe losses were $252 million and $307 million for the three and six months ended June 30, 2025, respectively.
•2024: Severe weather-related events in the U.S. and internationally.
◦Total North America P&C Insurance catastrophe losses were $423 million and $832 million for the three and six months ended June 30, 2024, respectively.
◦Total Overseas General catastrophe losses were $157 million and $183 million for the three and six months ended June 30, 2024, respectively.

Pre-tax net favorable PPD for the three months ended June 30, 2025, was $319 million in our active companies, including net favorable development of $279 million and $40 million in short-tail lines and long-tail lines, respectively. Net favorable development for short-tail lines primarily includes property, auto physical damage, and marine lines. Net favorable development for long-tail lines primarily relates to the Risk Management business with favorable development primarily in workers' compensation, partially offset by adverse development in general liability in the Risk Management business and adverse development from other commercial auto liability portfolios. Our corporate run-off portfolio had adverse development of $70 million, primarily driven by adverse development for molestation-related claims.

Pre-tax net favorable PPD for the six months ended June 30, 2025, was $587 million in our active companies, including net favorable development of $591 million in short-tail lines and net adverse development of $4 million in long-tail lines. Net favorable development for short-tail lines primarily includes surety, property, and marine lines. Net adverse development for long-tail lines reflects favorable development in workers' compensation and financial lines offset by adverse development in general casualty lines. Our corporate run-off portfolio had adverse development of $83 million, primarily driven by adverse development for molestation-related claims.

Pre-tax net favorable PPD for the three months ended June 30, 2024, was $285 million in our active companies with $101 million in long-tail lines, primarily in workers' compensation lines, partially offset by unfavorable development in commercial auto liability, and $184 million in short-tail lines, primarily in marine and property lines. Our corporate run-off portfolio had adverse development of $93 million, which included molestation-related claims development of approximately $60 million.

Pre-tax net favorable PPD for the six months ended June 30, 2024, was $501 million in our active companies, principally in short-tail surety and property and marine lines. Our corporate run-off portfolio had adverse development of $102 million, primarily for molestation-related claims development.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2025	2024	2025	2024
Combined ratio:
Loss and loss expense ratio	59.0%	60.6%	63.1%	59.4%
Policy acquisition cost ratio	18.5%	18.0%	18.9%	18.6%
Administrative expense ratio	8.1%	8.2%	8.4%	8.4%
P&C Combined ratio	85.6%	86.8%	90.4%	86.4%
Catastrophe losses	(5.5)%	(5.4)%	(10.5)%	(4.9)%
Prior period development	2.2%	1.8%	2.4%	1.9%
P&C CAY combined ratio excluding catastrophe losses	82.3%	83.2%	82.3%	83.4%

The P&C combined ratio decreased for the three months ended June 30, 2025, reflecting higher favorable prior period development partially offset by higher catastrophe losses. The P&C combined ratio increased for the six months ended June 30, 2025, reflecting California wildfire losses of $1.47 billion, including the unfavorable impact of $37 million of net ceded reinstatement premiums on the expense ratio (i.e., lower premium resulting in a higher expense ratio). The increase was partially offset by higher favorable prior period development.

The P&C CAY combined ratio excluding catastrophe losses decreased for the three and six months ended June 30, 2025, reflecting lower losses, and the favorable impact of higher net premiums earned. This was partially offset by an increase in the underlying expense ratio from changes in the mix of business.

Refer to the respective sections that follow for a discussion of Net investment income, Other (income) expense, Net realized gains (losses), Interest expense, Amortization of purchased intangibles, and Income tax expense.

Segment Operating Results – Three and Six Months Ended June 30, 2025 and 2024
We operate through six business segments: North America Commercial P&C Insurance, North America Personal P&C Insurance, North America Agricultural Insurance, Overseas General Insurance, Global Reinsurance, and Life Insurance. For more information on our segments refer to “Segment Information” under Item 1 in our 2024 Form 10-K.

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

	Three Months Ended				Six Months Ended
	June 30		% Change		June 30		% Change
(in millions of U.S. dollars, except for percentages)	2025	2024	Q-25 vs. Q-24		2025	2024	YTD-25 vs. YTD-24
Net premiums written	$5,723	$5,501	4.1%		$10,510	$10,190	3.1%
Net premiums earned	5,177	4,900	5.7%		10,165	9,780	3.9%
Losses and loss expenses	3,258	3,074	6.0%		6,289	6,249	0.6%
Policy acquisition costs	705	660	6.9%		1,424	1,348	5.7%
Administrative expenses	357	327	9.3%		701	655	7.0%
Underwriting income	857	839	2.2%		1,751	1,528	14.6%
Net investment income	938	863	8.6%		1,867	1,689	10.5%
Other (income) expense	8	15	(43.7)%		16	22	(25.8)%
Amortization of purchased intangibles	2	—	NM		3	—	NM
Segment income	$1,785	$1,687	5.8%		$3,599	$3,195	12.6%
Combined ratio:
Loss and loss expense ratio	62.9%	62.7%	0.2	pts	61.9%	63.9%	(2.0)	pts
Policy acquisition cost ratio	13.7%	13.5%	0.2	pts	14.0%	13.8%	0.2	pts
Administrative expense ratio	6.9%	6.7%	0.2	pts	6.9%	6.7%	0.2	pts
Combined ratio	83.5%	82.9%	0.6	pts	82.8%	84.4%	(1.6)	pts
Catastrophe losses	(4.5)%	(5.2)%	0.7	pts	(3.8)%	(5.0)%	1.2	pts
Prior period development	2.1%	3.0%	(0.9)	pts	2.2%	2.0%	0.2	pts
CAY combined ratio excluding catastrophe losses	81.1%	80.7%	0.4	pts	81.2%	81.4%	(0.2)	pts
NM - Not meaningful

The following table provides the net premiums written by Major Accounts & Specialty, comprising large corporate accounts and wholesale business, and Commercial, principally comprising middle market and small commercial accounts.

Production by Size - Net premiums written	Three Months Ended			Six Months Ended
	June 30		% Change	June 30		% Change
(in millions of U.S. dollars)	2025	2024		2025	2024
Major Accounts & Specialty	$3,578	$3,524	1.5%	$6,309	$6,303	0.1%
Commercial	2,145	1,977	8.5%	4,201	3,887	8.1%
Total	$5,723	$5,501	4.1%	$10,510	$10,190	3.1%

Net Catastrophe Losses and Prior Period Development	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2025	2024	2025	2024
Net catastrophe losses	$229	$252	$383	$488
Favorable prior period development	$106	$144	$220	$192

Catastrophe losses through June 30, 2025 and 2024, were primarily from the following events:
2025: Flooding in the U.S., hail, tornadoes, wind events, and California wildfire losses.
2024: Flooding in the U.S., hail, tornadoes, wind events, and winter storm losses.

Refer to Note 8 to the Consolidated Financial Statements for detail on prior period development.

Premiums
Net premiums written increased $222 million, or 4.1 percent, for the three months ended June 30, 2025, which includes P&C growth of 4.2 percent, and financial lines growth of 3.6 percent. Middle market and small commercial grew 8.5 percent, with P&C lines up 10.2 percent and financial lines up 2.7 percent. Major accounts retail and specialty grew 1.5 percent, with property and other short-tail lines down 4.2 percent, casualty up 12.0 percent, and financial lines up 4.4 percent.

Net premiums written increased $320 million, or 3.1 percent, for the six months ended June 30, 2025, which includes P&C growth of 3.5 percent and financial lines growth of 1.4 percent. Middle market and small commercial grew 8.1 percent, with P&C lines up 10.1 percent and financial lines up 0.7 percent. Major accounts retail and specialty grew 0.1 percent, with property and other short-tail lines down 3.5 percent, casualty up 6.6 percent, and financial lines up 2.3 percent.

The increase in premiums was across a number of lines, most notably in primary and excess casualty and in our small and mid-market commercial E&S, reflecting new business and rate increases, and new business in surety. The increases were partially offset by rate decreases in our Large Risk and E&S brokerage property lines. The six months ended June 30, 2025, also declined from the impact of lower year-over-year large structured transactions.

Net premiums earned increased $277 million, or 5.7 percent, and $385 million, or 3.9 percent, for the three and six months ended June 30, 2025, respectively, reflecting the growth in net premiums written described above.

Combined Ratio
The combined ratio increased for the three months ended June 30, 2025, reflecting lower favorable prior period development, partially offset by lower catastrophe losses. The CAY combined ratio excluding catastrophe losses increased for the three months ended June 30, 2025, with the underlying loss ratio flat and an increase in the expense ratio primarily reflecting one-off benefits in the prior year and a change in the mix of business.

The combined ratio decreased for the six months ended June 30, 2025, reflecting lower catastrophe losses and higher favorable prior period development. The CAY combined ratio excluding catastrophe losses decreased for the six months ended June 30, 2025, reflecting a higher percentage of net premiums earned from property lines, and earned rate exceeding loss trends in global casualty and property lines.

North America Personal P&C Insurance

The North America Personal P&C Insurance segment comprises operations that provide high net worth personal lines products, including homeowners and complementary products such as valuable articles, excess liability, automobile, and recreational marine insurance and services in the U.S. and Canada.

	Three Months Ended				Six Months Ended
	June 30		% Change		June 30		% Change
(in millions of U.S. dollars, except for percentages)	2025	2024	Q-25 vs. Q-24		2025	2024	YTD-25 vs. YTD-24
Net premiums written	$1,938	$1,776	9.1%		$3,490	$3,232	8.0%
Net premiums earned	1,681	1,512	11.1%		3,255	2,983	9.1%
Losses and loss expenses	822	876	(6.2)%		2,915	1,775	64.1%
Policy acquisition costs	332	299	11.2%		662	599	10.6%
Administrative expenses	82	88	(6.6)%		169	174	(3.0)%
Underwriting income (loss)	445	249	78.0%		(491)	435	NM
Net investment income	118	108	9.9%		238	210	13.4%
Other (income) expense	—	(2)	NM		1	(1)	NM
Amortization of purchased intangibles	2	2	—		4	4	—
Segment income (loss)	$561	$357	57.2%		$(258)	$642	NM
Combined ratio:
Loss and loss expense ratio	48.9%	57.9%	(9.0)	pts	89.5%	59.5%	30.0	pts
Policy acquisition cost ratio	19.7%	19.8%	(0.1)	pts	20.4%	20.1%	0.3	pts
Administrative expense ratio	4.9%	5.8%	(0.9)	pts	5.2%	5.8%	(0.6)	pts
Combined ratio	73.5%	83.5%	(10.0)	pts	115.1%	85.4%	29.7	pts
Catastrophe losses	(8.5)%	(9.1)%	0.6	pts	(45.2)%	(10.3)%	(34.9)	pts
Prior period development	7.2%	4.2%	3.0	pts	3.7%	3.9%	(0.2)	pts
CAY combined ratio excluding catastrophe losses	72.2%	78.6%	(6.4)	pts	73.6%	79.0%	(5.4)	pts
NM - Not meaningful

Net Catastrophe Losses and Prior Period Development	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2025	2024	2025	2024
Net catastrophe losses	$142	$138	$1,484	$308
Favorable prior period development	$121	$64	$121	$116

Catastrophe losses through June 30, 2025 and 2024, were primarily from the following events:
2025: California wildfire losses of $1.29 billion, flooding in the U.S., hail, tornadoes, wind events, and winter storm losses.
2024: Flooding in the U.S., hail, tornadoes, wind events, and winter storm losses.

Refer to Note 8 to the Consolidated Financial Statements for detail on prior period development.

Premiums
Net premiums written increased $162 million, or 9.1 percent, and $258 million, or 8.0 percent, for the three and six months ended June 30, 2025, respectively, driven by strong new business and retention, including positive rate and exposure increases in all lines. The growth in premiums for the six months ended June 30, 2025, was partially offset by $50 million of ceded reinstatement premiums related to the California wildfires.

Net premiums earned increased $169 million, or 11.1 percent, and $272 million, or 9.1 percent, for the three and six months ended June 30, 2025, respectively, reflecting the growth in net premiums written described above.

Combined Ratio
The combined ratio decreased for the three months ended June 30, 2025, reflecting higher favorable prior period development and a lower impact from catastrophe losses. The combined ratio increased for the six months ended June 30, 2025, reflecting the California wildfire catastrophe losses, including the unfavorable impact of the ceded reinstatement premiums on the expense ratio, which are fully earned and carry no expenses.

The CAY combined ratio excluding catastrophe losses decreased for the three and six months ended June 30, 2025, primarily due to an improvement in homeowners and auto from earned rate and exposure exceeding loss trends, and a lower administrative expense ratio primarily due to the impact of higher net premiums earned and expense management.

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

	Three Months Ended				Six Months Ended
	June 30		% Change		June 30		% Change
(in millions of U.S. dollars, except for percentages)	2025	2024	Q-25 vs. Q-24		2025	2024	YTD-25 vs. YTD-24
Net premiums written	$733	$758	(3.3)%		$1,009	$1,007	0.2%
Net premiums earned	598	626	(4.3)%		763	754	1.2%
Losses and loss expenses	483	543	(11.0)%		575	592	(2.9)%
Policy acquisition costs	48	45	6.9%		65	66	(1.9)%
Administrative expenses	2	3	(22.5)%		4	5	(7.7)%
Underwriting income	65	35	85.2%		119	91	30.9%
Net investment income	19	21	(6.9)%		43	42	3.5%
Other (income) expense	—	—	—		1	—	NM
Amortization of purchased intangibles	6	7	(2.5)%		12	13	(2.5)%
Segment income	$78	$49	56.5%		$149	$120	24.2%
Combined ratio:
Loss and loss expense ratio	80.8%	86.8%	(6.0)	pts	75.4%	78.6%	(3.2)	pts
Policy acquisition cost ratio	7.9%	7.1%	0.8	pts	8.5%	8.7%	(0.2)	pts
Administrative expense ratio	0.4%	0.5%	(0.1)	pts	0.5%	0.6%	(0.1)	pts
Combined ratio	89.1%	94.4%	(5.3)	pts	84.4%	87.9%	(3.5)	pts
Catastrophe losses	(0.3)%	(5.3)%	5.0	pts	(2.1)%	(4.6)%	2.5	pts
Prior period development	—%	—%	—	pts	4.4%	4.2%	0.2	pts
CAY combined ratio excluding catastrophe losses	88.8%	89.1%	(0.3)	pts	86.7%	87.5%	(0.8)	pts
NM - Not meaningful

Net Catastrophe Losses and Prior Period Development	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2025	2024	2025	2024
Net catastrophe losses	$1	$33	$16	$36
Favorable prior period development	$—	$—	$33	$28

Catastrophe losses through both June 30, 2025 and 2024 were primarily from flooding in the U.S., hail, tornadoes, wind events, and winter-related storms.

Refer to Note 8 to the Consolidated Financial Statements for detail on prior period development.

Premiums
Net premiums written decreased $25 million, or 3.3 percent, for the three months ended June 30, 2025, primarily due to lower commodity prices in the current year. Net premiums written for the six months ended June 30, 2025, were relatively flat, reflecting a ceded premium increase of $41 million to the U.S. Government under the profit-sharing formula in the prior year, mostly offset by lower commodity prices in the current year.

Net premiums earned decreased $28 million, or 4.3 percent, and increased $9 million, or 1.2 percent, for the three and six months ended June 30, 2025, respectively, reflecting the factors described above.

Combined Ratio
The combined ratio decreased for the three and six months ended June 30, 2025, reflecting lower catastrophe losses. The combined ratio for the six months ended June 30, 2025, also reflects higher favorable prior period development.

The CAY combined ratio excluding catastrophe losses decreased for the three and six months ended June 30, 2025, respectively, reflecting earned rate exceeding loss trend in our Agriculture P&C business, and the favorable impact of our crop commodity price hedge activity, which produced a higher loss in the prior year.

Overseas General Insurance

Overseas General Insurance segment comprises Chubb International and Chubb Global Markets (CGM). Chubb International comprises our international commercial P&C traditional and specialty lines serving large corporations, middle market and small customers; A&H and traditional and specialty personal lines business serving local territories outside the U.S., Bermuda, and Canada. CGM, our London-based international commercial P&C excess and surplus lines business, includes Lloyd's of London (Lloyd's) Syndicate 2488. Chubb provides funds at Lloyd's to support underwriting by Syndicate 2488 which is managed by Chubb Underwriting Agencies Limited. Effective April 1, 2025, the Overseas General Insurance segment includes the results of Liberty Mutual's P&C insurance business in Thailand.

	Three Months Ended				Six Months Ended
	June 30		% Change		June 30		% Change
(in millions of U.S. dollars, except for percentages)	2025	2024	Q-25 vs. Q-24		2025	2024	YTD-25 vs. YTD-24
Net premiums written	$3,620	$3,334	8.5%		$7,523	$7,169	4.9%
Net premiums written - constant dollars			10.2%				8.2%
Net premiums earned	3,542	3,347	5.8%		6,751	6,545	3.1%
Losses and loss expenses	1,789	1,671	7.1%		3,186	3,097	2.9%
Policy benefits	129	92	41.5%		242	192	26.4%
Policy acquisition costs	913	842	8.4%		1,750	1,665	5.1%
Administrative expenses	369	348	5.8%		699	679	2.8%
Underwriting income	342	394	(13.3)%		874	912	(4.2)%
Net investment income	278	283	(1.8)%		559	550	1.5%
Other (income) expense	5	4	18.2%		11	9	18.7%
Amortization of purchased intangibles	19	20	(6.2)%		38	40	(6.0)%
Segment income	$596	$653	(8.8)%		$1,384	$1,413	(2.1)%
Segment income - constant dollars			(8.2)%				(0.1)%
Combined ratio:
Loss and loss expense ratio	54.2%	52.7%	1.5	pts	50.8%	50.3%	0.5	pts
Policy acquisition cost ratio	25.7%	25.1%	0.6	pts	25.9%	25.4%	0.5	pts
Administrative expense ratio	10.4%	10.4%	—	pts	10.3%	10.4%	(0.1)	pts
Combined ratio	90.3%	88.2%	2.1	pts	87.0%	86.1%	0.9	pts
Catastrophe losses	(7.1)%	(4.7)%	(2.4)	pts	(4.5)%	(2.8)%	(1.7)	pts
Prior period development	2.2%	1.8%	0.4	pts	3.0%	2.3%	0.7	pts
CAY combined ratio excluding catastrophe losses	85.4%	85.3%	0.1	pts	85.5%	85.6%	(0.1)	pts

Net Catastrophe Losses and Prior Period Development	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2025	2024	2025	2024
Net catastrophe losses	$252	$157	$307	$183
Favorable prior period development	$77	$61	$198	$150

Catastrophe losses through June 30, 2025 and 2024, were primarily from the following events:
•2025: Global earthquakes, principally in Thailand; storms in Australia; and California wildfire losses.
•2024: Rio Grande storms (Brazil), and International weather-related events.

Refer to Note 8 to the Consolidated Financial Statements for detail on prior period development.

Net Premiums Written by Region	Three Months Ended June 30
(in millions of U.S. dollars, except for percentages)	2025	2025 % of Total	2024	2024 % of Total	C$ 2024	Q-25 vs. Q-24	C$ Q-25 vs. Q-24
Region
Europe, Middle East, and Africa	$1,548	43%	$1,409	42%	$1,431	9.9%	8.2%
Asia	1,316	36%	1,177	35%	1,167	11.8%	12.7%
Latin America	743	21%	697	21%	633	6.6%	17.3%
Other (1)	13	—%	51	2%	53	(76.0)%	(76.1)%
Net premiums written	$3,620	100%	$3,334	100%	$3,284	8.5%	10.2%

	Six Months Ended June 30
(in millions of U.S. dollars, except for percentages)	2025	2025 % of Total	2024	2024 % of Total	C$ 2024	YTD-25 vs. YTD-24	C$ YTD-25 vs. YTD-24
Region
Europe, Middle East, and Africa	$3,463	46%	$3,278	46%	$3,247	5.6%	6.7%
Asia	2,514	33%	2,338	33%	2,297	7.5%	9.5%
Latin America	1,479	20%	1,474	20%	1,327	0.3%	11.4%
Other (1)	67	1%	79	1%	79	(16.1)%	(15.5)%
Net premiums written	$7,523	100%	$7,169	100%	$6,950	4.9%	8.2%
(1)    Includes the international supplemental A&H business of Combined Insurance and other international operations.

Premiums
Overall, net premiums written increased $286 million and $354 million, or $336 million and $573 million on a constant-dollar basis, for the three and six months ended June 30, 2025, respectively, reflecting growth in commercial lines of 6.0 percent and 4.7 percent, or 6.8 percent and 7.1 percent on a constant-dollar basis, respectively, and growth in consumer lines of 12.2 percent and 5.2 percent, or 15.3 percent and 10.1 percent on a constant-dollar basis, respectively.

Our European division increased for the three and six months ended June 30, 2025, supported by both our wholesale and retail divisions primarily from growth in commercial property, casualty, and cyber lines due to higher new business.

Asia increased for the three and six months ended June 30, 2025, reflecting growth primarily in consumer lines, including personal lines and A&H, and growth in commercial lines due to higher new business. Growth in Asia is also attributable to the acquisition of Liberty Mutual's P&C insurance business in Thailand effective April 1, 2025.

Latin America increased for the three and six months ended June 30, 2025, reflecting growth in personal lines business, including automobile in Mexico. Commercial lines increased primarily from new business growth.

Net premiums earned increased $195 million and $206 million, or $245 million and $398 million on a constant-dollar basis, for the three and six months ended June 30, 2025, respectively, reflecting the increase in net premiums written described above.

Combined Ratio
The combined ratio increased for the three and six months ended June 30, 2025, reflecting higher catastrophe losses, partially offset by higher favorable prior period development. The CAY combined ratio excluding catastrophe losses was relatively flat for the three and six months ended June 30, 2025 reflecting loss ratio improvement offset by changes in mix of business, primarily higher consumer lines.

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

	Three Months Ended				Six Months Ended
	June 30		% Change		June 30		% Change
(in millions of U.S. dollars, except for percentages)	2025	2024	Q-25 vs. Q-24		2025	2024	YTD-25 vs. YTD-24
Net premiums written	$380	$411	(7.6)%		$788	$770	2.4%
Net premiums written - constant dollars			(7.8)%				2.3%
Net premiums earned	338	339	(0.3)%		706	634	11.4%
Losses and loss expenses	132	155	(14.9)%		374	292	28.3%
Policy acquisition costs	98	80	21.7%		198	161	22.4%
Administrative expenses	10	11	(7.6)%		20	20	—
Underwriting income	98	93	6.0%		114	161	(29.0)%
Net investment income	85	58	46.6%		155	115	35.2%
Segment income	$183	$151	21.6%		$269	$276	(2.3)%
Combined ratio:
Loss and loss expense ratio	39.0%	45.7%	(6.7)	pts	53.0%	46.0%	7.0	pts
Policy acquisition cost ratio	29.1%	23.8%	5.3	pts	28.0%	25.5%	2.5	pts
Administrative expense ratio	2.9%	3.2%	(0.3)	pts	2.8%	3.1%	(0.3)	pts
Combined ratio	71.0%	72.7%	(1.7)	pts	83.8%	74.6%	9.2	pts
Catastrophe losses	(1.8)%	—%	(1.8)	pts	(12.0)%	—%	(12.0)	pts
Prior period development	4.3%	4.7%	(0.4)	pts	2.1%	2.4%	(0.3)	pts
CAY combined ratio excluding catastrophe losses	73.5%	77.4%	(3.9)	pts	73.9%	77.0%	(3.1)	pts

Net Catastrophe Losses and Prior Period Development	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2025	2024	2025	2024
Net catastrophe losses	$6	$—	$81	$—
Favorable prior period development	$15	$16	$15	$15
Catastrophe losses through June 30, 2025, were primarily from California wildfire losses in the first quarter.

Refer to Note 8 to the Consolidated Financial Statements for detail on prior period development.

Premiums
Net premiums written decreased $31 million for the three months ended June 30, 2025, primarily due to the impact of a large one-off structured transaction in the prior year. Excluding the effects of this transaction, net premiums written increased due to growth in casualty lines, partially offset by decreases in property, financial, and specialty lines. Net premiums written increased $18 million for the six months ended June 30, 2025, due to growth in casualty and property lines and catastrophe reinsurance premiums, partially offset by the impact of the large one-off structured transaction noted above and decreases in financial and specialty lines.

Net premiums earned were relatively flat for the three months ended June 30, 2025, and increased $72 million for the six months ended June 30, 2025, reflecting the changes in net premiums written described above and the impact of higher new business written in the prior year for which premiums are earned in the current year.

Combined Ratio
The combined ratio decreased for the three months ended June 30, 2025, primarily due to the impact of the large one-off structured transaction in the prior year, partially offset by higher catastrophe losses. The combined ratio increased for the six months ended June 30, 2025, primarily reflecting the impact of higher catastrophe losses, partially offset by the impact of the large one-off structured transaction in the prior year.

The CAY combined ratio excluding catastrophe losses decreased for the three and six months ended June 30, 2025, primarily due to the impact of the large one-off structured transaction described above and lower loss expectations in property and casualty lines.
Life Insurance

The Life Insurance segment comprises our international life operations, the life and asset management business of Huatai Group, Chubb Tempest Life Re (Chubb Life Re), and the North American supplemental A&H and life business of Combined Insurance.

	Three Months Ended			Six Months Ended
	June 30		% Change	June 30		% Change
(in millions of U.S. dollars, except for percentages)	2025	2024	Q-25 vs. Q-24	2025	2024	YTD-25 vs. YTD-24
Net premiums written	$1,802	$1,580	14.1%	$3,522	$3,213	9.6%
Net premiums written - constant dollars			17.3%			13.8%
Net premiums earned	1,789	1,568	14.2%	3,485	3,179	9.6%
Losses and loss expenses	20	22	(9.1)%	46	54	(14.8)%
Policy benefits	1,249	1,031	21.2%	2,412	2,101	14.8%
Policy acquisition costs	319	300	5.8%	629	594	5.8%
Administrative expenses	199	218	(8.8)%	401	425	(5.7)%
Net investment income	274	258	6.3%	545	488	11.6%
Other (income) expense	(37)	(32)	16.5%	(72)	(72)	1.2%
Amortization of purchased intangibles	8	11	(9.4)%	18	21	(9.9)%
Segment income	$305	$276	10.4%	$596	$544	9.5%
Segment income - constant dollars			15.3%			15.5%

Premiums
Net premiums written increased $222 million and $309 million, or $266 million and $427 million on a constant-dollar basis, for the three and six months ended June 30, 2025, respectively.

For our international life operations, net premiums written increased 14.0 percent and 8.6 percent, or 17.8 percent and 13.4 percent on a constant-dollar basis, for the three and six months ended June 30, 2025, respectively. This growth was primarily driven by strong new business in North Asia, notably in Huatai, Hong Kong, Taiwan, and Korea.

Net premiums written in our Combined Insurance business increased 17.3 percent for both the three and six months ended June 30, 2025, or 18.1 percent and 18.4 percent on a constant-dollar basis, respectively, due to 36.7 percent and 35.7 percent growth in worksite business.

Deposits
The following table presents deposits collected on universal life and investment contracts:

	Three Months Ended					Six Months Ended
	June 30			% Change		June 30			% Change
(in millions of U.S. dollars, except for percentages)	2025	2024	C$ 2024	Q-25 vs. Q-24	C$ Q-25 vs. Q-24	2025	2024	C$ 2024	Y-25 vs. Y-24	C$ Y-25 vs. Y-24
Deposits collected on universal life and investment contracts	$518	$547	$542	(5.4)%	(4.5)%	$1,273	$1,147	$1,122	10.9%	13.3%

Deposits collected on universal life and investment contracts (life deposits) are not reflected as revenues in our Consolidated statements of operations in accordance with U.S. GAAP. However, new life deposits are an important component of production, as we earn income from both net investment spreads on account balances and fees for management and administrative services. Life deposits collected decreased $29 million for the three months ended June 30, 2025, reflecting a shift towards insurance products in Huatai and Taiwan, and increased $126 million for the six months ended June 30, 2025, primarily from investment linked products in Taiwan.

Life Insurance segment income
Life Insurance segment income increased $29 million, or 10.4 percent, and $52 million, or 9.5 percent, for the three and six months ended June 30, 2025, respectively. Segment income increased $40 million, or 15.3 percent, and $80 million, or 15.5 percent, on a constant-dollar basis, for the three and six months ended June 30, 2025, respectively. The increase for the three and six months ended June 30, 2025, reflected the growth in premiums described above and higher net investment income from asset growth.

Corporate

Corporate results primarily include the results of our non-insurance companies, income and expenses not attributable to reportable segments, loss and loss expenses of asbestos and environmental (A&E) liabilities, certain other non-A&E run-off exposures including molestation, and Huatai Group's non-insurance operations results, comprising real estate and holding company activity.

	Three Months Ended			Six Months Ended
	June 30		% Change	June 30		% Change
(in millions of U.S. dollars, except for percentages)	2025	2024	Q-25 vs. Q-24	2025	2024	YTD-25 vs. YTD-24
Losses and loss expenses	$70	$93	(24.0)%	$84	$103	(18.1)%
Administrative expenses	106	99	6.5%	211	206	2.7%
Underwriting income (loss)	(176)	(192)	(8.5)%	(295)	(309)	(4.5)%
Net investment income (loss)	(29)	(32)	(12.3)%	(56)	(58)	(5.6)%
Other income (expense)	528	(7)	NM	495	61	NM
Amortization of purchased intangibles	37	40	(9.4)%	74	82	(9.6)%
Net realized gains (losses)	122	22	NM	44	(78)	NM
Market risk benefits gains (losses)	(17)	(29)	(39.9)%	(109)	(8)	NM
Interest expense	181	182	(1.3)%	362	360	0.4%
Integration expenses	2	7	(75.9)%	2	14	(88.6)%
Income tax expense	717	490	46.3%	1,038	832	24.8%
Net loss	$(509)	$(957)	(46.9)%	$(1,397)	$(1,680)	(16.8)%
Net income (loss) attributable to noncontrolling interests	31	(14)	NM	43	137	(68.2)%
Net loss attributable to Chubb	$(540)	$(943)	(42.8)%	$(1,440)	$(1,817)	(20.7)%
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

Refer to the respective sections that follow for a discussion of Net realized gains (losses), Net investment income (loss), and Income tax expense (benefit). Refer to Notes 11 and 17 to the Consolidated Financial Statements for additional information on Market risk benefits gains (losses) and Other (income) expense, respectively.

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

The following table presents our net realized and unrealized gains (losses):

	Three Months Ended June 30
			2025			2024
(in millions of U.S. dollars)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact
Fixed maturities	$(7)	$986	$979	$26	$(489)	$(463)
Investment and embedded derivative instruments	154	—	154	(17)	—	(17)
Public equity
Sales	32	—	32	14	—	14
Mark-to-market	105	—	105	7	—	7
Private equity (less than 3 percent ownership)
Mark-to-market	(28)	—	(28)	49	—	49
Total investment portfolio	256	986	1,242	79	(489)	(410)
Other derivative instruments	(2)	—	(2)	(3)	—	(3)
Foreign exchange	(89)	796	707	27	(530)	(503)
Current discount rate on future policy benefits	—	(130)	(130)	—	53	53
Instrument-specific credit risk on market risk benefits	—	1	1	—	5	5
Other	(5)	(26)	(31)	1	(29)	(28)
Net gains (losses), pre-tax	$160	$1,627	$1,787	$104	$(990)	$(886)

	Six Months Ended June 30
			2025			2024
(in millions of U.S. dollars)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact
Fixed maturities	$(104)	$1,887	$1,783	$75	$(1,166)	$(1,091)
Investment and embedded derivative instruments	131	—	131	(60)	—	(60)
Public equity
Sales	20	—	20	11	—	11
Mark-to-market	180	—	180	13	—	13
Private equity (less than 3 percent ownership)
Mark-to-market	(17)	—	(17)	80	—	80
Total investment portfolio	210	1,887	2,097	119	(1,166)	(1,047)
Other derivative instruments	(5)	—	(5)	(5)	—	(5)
Foreign exchange	(154)	1,155	1,001	(104)	(450)	(554)
Current discount rate on future policy benefits	—	(252)	(252)	—	—	—
Instrument-specific credit risk on market risk benefits	—	5	5	—	10	10
Other	(7)	(121)	(128)	(7)	2	(5)
Net gains (losses), pre-tax	$44	$2,674	$2,718	$3	$(1,604)	$(1,601)

Pre-tax net unrealized gains of $986 million and $1,887 million in our investment portfolio for the three and six months ended June 30, 2025, respectively, were primarily driven by lower interest rates.

Pre-tax net realized gains of $160 million and $44 million for the three and six months ended June 30, 2025, respectively, includes mark-to-market gains on equity securities and gains on investment derivatives, partially offset by foreign exchange losses and net realized losses on fixed maturities.

Effective Income Tax Rate
Our effective tax rate (ETR) reflects a mix of income or losses in jurisdictions with a wide range of tax rates, permanent differences between U.S. GAAP and local tax laws, and the impact of discrete items. A change in the geographic mix of earnings could impact our ETR.

For the three and six months ended June 30, 2025, our ETR was 19.3 percent, compared to an ETR of 18.1 percent and 15.6 percent, respectively, in the prior year. The ETR for each period was impacted by our mix of earnings among various jurisdictions and by discrete tax items. The ETR for six months ended June 30, 2024, included an incremental deferred tax benefit of $55 million related to the Bermuda tax law enacted in December 2023.

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
Three Months Ended
June 30, 2025
(in millions of U.S. dollars except for ratios)
Numerator
Losses and loss expenses/policy benefits	A	$3,258	$822	$483	$1,918	$132	$70	$6,683
Catastrophe losses and related adjustments
Catastrophe losses, net of related adjustments		(229)	(142)	(1)	(252)	(6)	—	(630)
Reinstatement premiums collected (expensed) on catastrophe losses		—	—	—	(5)	—	—	(5)
Catastrophe losses, gross of related adjustments		(229)	(142)	(1)	(247)	(6)	—	(625)
PPD and related adjustments
PPD, net of related adjustments - favorable (unfavorable)		106	121	—	77	15	(70)	249
Net premiums earned adjustments on PPD - unfavorable (favorable)		6	—	—	—	—	—	6
Expense adjustments - unfavorable (favorable)		2	—	—	—	1	—	3
PPD reinstatement premiums - unfavorable (favorable)		—	—	—	—	(2)	—	(2)
PPD, gross of related adjustments - favorable (unfavorable)		114	121	—	77	14	(70)	256
CAY loss and loss expense ex CATs	B	$3,143	$801	$482	$1,748	$140	$—	$6,314
Policy acquisition costs and administrative expenses
Policy acquisition costs and administrative expenses	C	$1,062	$414	$50	$1,282	$108	$106	$3,022
Expense adjustments - favorable (unfavorable)		(2)	—	—	—	(1)	—	(3)
Policy acquisition costs and administrative expenses, adjusted	D	$1,060	$414	$50	$1,282	$107	$106	$3,019
Denominator
Net premiums earned	E	$5,177	$1,681	$598	$3,542	$338		$11,336
Reinstatement premiums (collected) expensed on catastrophe losses		—	—	—	5	—		5
Net premiums earned adjustments on PPD - unfavorable (favorable)		6	—	—	—	—		6
PPD reinstatement premiums - unfavorable (favorable)		—	—	—	—	(2)		(2)
Net premiums earned excluding adjustments	F	$5,183	$1,681	$598	$3,547	$336		$11,345
P&C Combined ratio
Loss and loss expense ratio	A/E	62.9%	48.9%	80.8%	54.2%	39.0%		59.0%
Policy acquisition cost and administrative expense ratio	C/E	20.6%	24.6%	8.3%	36.1%	32.0%		26.6%
P&C Combined ratio		83.5%	73.5%	89.1%	90.3%	71.0%		85.6%
CAY P&C Combined ratio ex CATs
Loss and loss expense ratio, adjusted	B/F	60.6%	47.6%	80.5%	49.3%	41.5%		55.6%
Policy acquisition cost and administrative expense ratio, adjusted	D/F	20.5%	24.6%	8.3%	36.1%	32.0%		26.7%
CAY P&C Combined ratio ex CATs		81.1%	72.2%	88.8%	85.4%	73.5%		82.3%
Combined ratio
Combined ratio								85.6%
Add: impact of gains and losses on crop derivatives								—
P&C Combined ratio								85.6%
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
Three Months Ended
June 30, 2024
(in millions of U.S. dollars except for ratios)
Numerator
Losses and loss expenses/policy benefits	A	$3,074	$876	$543	$1,763	$155	$93	$6,504
Catastrophe losses and related adjustments
Catastrophe losses, net of related adjustments		(252)	(138)	(33)	(157)	—	—	(580)
Reinstatement premiums collected (expensed) on catastrophe losses		—	—	—	—	—	—	—
Catastrophe losses, gross of related adjustments		(252)	(138)	(33)	(157)	—	—	(580)
PPD and related adjustments
PPD, net of related adjustments - favorable (unfavorable)		144	64	—	61	16	(93)	192
Net premiums earned adjustments on PPD - unfavorable (favorable)		8	—	—	—	—	—	8
Expense adjustments - unfavorable (favorable)		(1)	—	—	—	—	—	(1)
PPD reinstatement premiums - unfavorable (favorable)		—	—	—	—	1	—	1
PPD, gross of related adjustments - favorable (unfavorable)		151	64	—	61	17	(93)	200
CAY loss and loss expense ex CATs	B	$2,973	$802	$510	$1,667	$172	$—	$6,124
Policy acquisition costs and administrative expenses
Policy acquisition costs and administrative expenses	C	$987	$387	$48	$1,190	$91	$99	$2,802
Expense adjustments - favorable (unfavorable)		1	—	—	—	—	—	1
Policy acquisition costs and administrative expenses, adjusted	D	$988	$387	$48	$1,190	$91	$99	$2,803
Denominator
Net premiums earned	E	$4,900	$1,512	$626	$3,347	$339		$10,724
Net premiums earned adjustments on PPD - unfavorable (favorable)		8	—	—	—	—		8
PPD reinstatement premiums - unfavorable (favorable)		—	—	—	—	1		1
Net premiums earned excluding adjustments	F	$4,908	$1,512	$626	$3,347	$340		$10,733
P&C Combined ratio
Loss and loss expense ratio	A/E	62.7%	57.9%	86.8%	52.7%	45.7%		60.6%
Policy acquisition cost and administrative expense ratio	C/E	20.2%	25.6%	7.6%	35.5%	27.0%		26.2%
P&C Combined ratio		82.9%	83.5%	94.4%	88.2%	72.7%		86.8%
CAY P&C Combined ratio ex CATs
Loss and loss expense ratio, adjusted	B/F	60.6%	53.0%	81.5%	49.8%	50.4%		57.1%
Policy acquisition cost and administrative expense ratio, adjusted	D/F	20.1%	25.6%	7.6%	35.5%	27.0%		26.1%
CAY P&C Combined ratio ex CATs		80.7%	78.6%	89.1%	85.3%	77.4%		83.2%
Combined ratio
Combined ratio								86.8%
Add: impact of gains and losses on crop derivatives								—
P&C Combined ratio								86.8%
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
Six Months Ended
June 30, 2025
(in millions of U.S. dollars except for ratios)
Numerator
Losses and loss expenses/policy benefits	A	$6,289	$2,915	$575	$3,428	$374	$84	13,665
Catastrophe losses and related adjustments
Catastrophe losses, net of related adjustments		(383)	(1,484)	(16)	(307)	(81)	—	(2,271)
Reinstatement premiums collected (expensed) on catastrophe losses		—	(50)	—	(5)	13	—	(42)
Catastrophe losses, gross of related adjustments		(383)	(1,434)	(16)	(302)	(94)	—	(2,229)
PPD and related adjustments
PPD, net of related adjustments - favorable (unfavorable)		220	121	33	198	15	(83)	504
Net premiums earned adjustments on PPD - unfavorable (favorable)		5	—	—	—	—	—	5
Expense adjustments - unfavorable (favorable)		—	—	(3)	—	—	—	(3)
PPD reinstatement premiums - unfavorable (favorable)		—	—	—	—	(2)	—	(2)
PPD, gross of related adjustments - favorable (unfavorable)		225	121	30	198	13	(83)	504
CAY loss and loss expense ex CATs	B	$6,131	$1,602	$589	$3,324	$293	$1	$11,940
Policy acquisition costs and administrative expenses
Policy acquisition costs and administrative expenses	C	$2,125	$831	$69	$2,449	$218	$211	$5,903
Expense adjustments - favorable (unfavorable)		—	—	3	—	—	—	3
Policy acquisition costs and administrative expenses, adjusted	D	$2,125	$831	$72	$2,449	$218	$211	$5,906
Denominator
Net premiums earned	E	$10,165	$3,255	$763	$6,751	$706		$21,640
Reinstatement premiums (collected) expensed on catastrophe losses		—	50	—	5	(13)		42
Net premiums earned adjustments on PPD - unfavorable (favorable)		5	—	—	—	—		5
PPD reinstatement premiums - unfavorable (favorable)		—	—	—	—	(2)		(2)
Net premiums earned excluding adjustments	F	$10,170	$3,305	$763	$6,756	$691		$21,685
P&C Combined ratio
Loss and loss expense ratio	A/E	61.9%	89.5%	75.4%	50.8%	53.0%		63.1%
Policy acquisition cost and administrative expense ratio	C/E	20.9%	25.6%	9.0%	36.2%	30.8%		27.3%
P&C Combined ratio		82.8%	115.1%	84.4%	87.0%	83.8%		90.4%
CAY P&C Combined ratio ex CATs
Loss and loss expense ratio, adjusted	B/F	60.3%	48.4%	77.3%	49.2%	42.4%		55.1%
Policy acquisition cost and administrative expense ratio, adjusted	D/F	20.9%	25.2%	9.4%	36.3%	31.5%		27.2%
CAY P&C Combined ratio ex CATs		81.2%	73.6%	86.7%	85.5%	73.9%		82.3%
Combined ratio
Combined ratio								90.4%
Add: impact of gains and losses on crop derivatives								—
P&C Combined ratio								90.4%
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

Net Investment Income

	Three Months Ended June 30		Six Months Ended June 30
(in millions of U.S. dollars)	2025	2024	2025	2024
Fixed maturities (1)	$1,424	$1,367	$2,825	$2,678
Short-term investments	36	41	74	90
Other interest income	8	23	25	38
Equity securities	93	35	186	59
Private equities	35	31	70	47
Other investments	25	22	52	45
Gross investment income (1)	1,621	1,519	3,232	2,957
Investment expenses	(53)	(51)	(103)	(98)
Net investment income (1)	$1,568	$1,468	$3,129	$2,859
(1) Includes amortization expense related to fair value adjustment of acquired invested assets	$(4)	$(4)	$(6)	$(9)

Net investment income is influenced by a number of factors including the amounts and timing of inward and outward cash flows, the level of interest rates, and changes in overall asset allocation. Net investment income increased 6.8 percent and 9.4 percent for the three and six months ended June 30, 2025, respectively, primarily due to higher average invested assets. Income from equity securities increased due to dividends from an investment fund that holds investment grade fixed income securities.

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

	Three Months Ended June 30		Six Months Ended June 30
(in millions of U.S. dollars)	2025	2024	2025	2024
Total mark-to-market gain on private equity, pre-tax	$512	$53	$496	$187

Investments
Our investment portfolio is invested primarily in publicly traded, investment grade, fixed income securities with an average credit quality of A/A as rated by the independent investment rating services Standard and Poor’s (S&P)/Moody’s Investors Service (Moody’s) at June 30, 2025. The portfolio is primarily managed externally by independent, professional investment managers and is broadly diversified across geographies, sectors, and issuers. We hold no collateralized debt obligations in our investment portfolio, and we provide no credit default protection. We have long-standing global credit limits for our entire portfolio across the organization. Exposures are aggregated, monitored, and actively managed by our Global Credit Committee, comprising senior executives, including our Chief Financial Officer, our Chief Risk Officer, our Chief Investment Officer, and our Treasurer. We also have well-established, strict contractual investment rules requiring managers to maintain highly diversified exposures to individual issuers and closely monitor investment manager compliance with portfolio guidelines.

The following table shows the fair value and cost/amortized cost, net of valuation allowance, of our invested assets:

	June 30, 2025		December 31, 2024
(in millions of U.S. dollars)	Fair Value	Cost/ Amortized Cost, Net	Fair Value	Cost/ Amortized Cost, Net
Short-term investments	$4,508	$4,508	$5,142	$5,143
Other investments - Fixed maturities	6,441	6,441	6,265	6,265
Fixed maturities available-for-sale	116,119	118,876	110,363	115,013
Fixed income securities	127,068	129,825	121,770	126,421
Equity securities	9,913	9,913	9,151	9,151
Private debt held-for-investment	2,472	2,429	2,680	2,628
Private equities and other	18,904	18,904	17,101	17,101
Total investments	$158,357	$161,071	$150,702	$155,301

The fair value of our total investments increased $7.7 billion during the six months ended June 30, 2025, mainly due to the investing of operating cash flow and gains in fixed maturities available-for-sale. The valuation of our fixed income portfolio is impacted by changes in interest rates.

The following tables present the fair value of our fixed income securities at June 30, 2025, and December 31, 2024. The first table lists investments according to type and second according to S&P credit rating:

	June 30, 2025		December 31, 2024
(in millions of U.S. dollars, except for percentages)	Fair Value	% of Total	Fair Value	% of Total
U.S. and local government securities	$4,033	3%	$4,070	3%
Corporate and asset-backed securities	45,126	36%	43,207	36%
Mortgage-backed securities	28,497	22%	27,248	22%
Non-U.S.	44,904	35%	42,103	35%
Short-term investments	4,508	4%	5,142	4%
Total (1)	$127,068	100%	$121,770	100%
AAA	$13,450	11%	$13,933	11%
AA	38,363	30%	37,640	30%
A	31,633	25%	28,882	24%
BBB	22,452	18%	21,610	18%
BB	11,644	9%	10,789	9%
B	9,114	7%	8,279	7%
Other	412	—%	637	1%
Total (1)	$127,068	100%	$121,770	100%
(1) Includes fixed maturities recorded in Other investments in the Consolidated balance sheets of $6.4 billion and $6.3 billion at June 30, 2025, and December 31, 2024, respectively.

Corporate and asset-backed securities
The following table presents our 10 largest global exposures to corporate bonds by fair value at June 30, 2025:

(in millions of U.S. dollars)	Fair Value
Bank of America Corp	$809
Morgan Stanley	763
JPMorgan Chase & Co	713
Goldman Sachs Group Inc	562
Wells Fargo & Co	555
Citigroup Inc	512
AT&T Inc	411
Verizon Communications Inc	406
UBS Group AG	404
HSBC Holdings Plc	360

Mortgage-backed securities
The following table shows the fair value and amortized cost, net of valuation allowance, of our mortgage-backed securities:

	S&P Credit Rating					Fair Value	Amortized Cost, Net
June 30, 2025 (in millions of U.S. dollars)	AAA	AA	A	BBB	BB and below	Total	Total
Agency residential mortgage-backed securities (RMBS)	$4	$24,702	$—	$—	$—	$24,706	$25,981
Non-agency RMBS	2,103	188	184	76	2	2,553	2,591
Commercial mortgage-backed securities	998	123	101	14	2	1,238	1,282
Total mortgage-backed securities	$3,105	$25,013	$285	$90	$4	$28,497	$29,854

Non-U.S.
Chubb’s local currency investment portfolios have strict contractual investment guidelines requiring managers to maintain a high quality and diversified portfolio to both sector and individual issuers. Investment portfolios are monitored daily to ensure investment manager compliance with portfolio guidelines.

Our non-U.S. investment grade fixed income portfolios are currency-matched with the insurance liabilities of our non-U.S. operations. The average credit quality of our non-U.S. fixed income securities is A/A and 42 percent of our holdings are rated AAA or guaranteed by governments or quasi-government agencies. Within the context of these investment portfolios, our government and corporate bond holdings are highly diversified across industries and geographies. Issuer limits are based on credit rating (AA—two percent, A—one percent, BBB—0.5 percent of the total portfolio) and are monitored daily via an internal compliance system. We manage our indirect exposure using the same credit rating-based investment approach. Accordingly, we do not believe our indirect exposure is material.

The following table summarizes the fair value and amortized cost, net of valuation allowance, of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. government securities at June 30, 2025:

(in millions of U.S. dollars)	Fair Value	Amortized Cost, Net
People's Republic of China	$2,111	$2,050
Republic of Korea	2,010	1,869
Kingdom of Thailand	1,005	875
Canada	936	954
United Mexican States	765	772
Taiwan	760	749
Federative Republic of Brazil	603	619
Province of Ontario	564	569
Commonwealth of Australia	552	615
Province of Hunan China	481	454
Other Non-U.S. Government Securities	8,065	8,133
Total	$17,852	$17,659
The following table summarizes the fair value and amortized cost, net of valuation allowance, of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. corporate securities at June 30, 2025:

(in millions of U.S. dollars)	Fair Value	Amortized Cost, Net
China	$6,791	$6,766
United Kingdom	2,562	2,621
Canada	2,545	2,543
United States (1)	1,668	1,686
France	1,643	1,643
South Korea	1,594	1,507
Australia	1,196	1,216
Japan	785	798
Germany	677	693
Chile	541	561
Other Non-U.S. Corporate Securities	7,050	7,139
Total	$27,052	$27,173
(1)     The countries that are listed in the non-U.S. corporate fixed income portfolio above represent the ultimate parent company's country of risk. Non-U.S. corporate securities could be issued by foreign subsidiaries of U.S. corporations.

Below-investment grade corporate fixed income portfolio
Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss from default by the borrower is greater with below-investment grade securities. Below-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than investment grade issuers. At June 30, 2025, our corporate fixed income investment portfolio included below-investment grade and non-rated securities which, in total, comprised approximately 15 percent of our fixed income portfolio. Our below-investment grade and non-rated portfolio includes over 1,600 issuers, with the greatest single exposure being $196 million.

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

The following table presents a roll-forward of our unpaid losses and loss expenses:

(in millions of U.S. dollars)	Gross Losses	Reinsurance Recoverable (1)	Net Losses
Balance at December 31, 2024	$84,004	$17,734	$66,270
Losses and loss expenses incurred	16,315	2,847	13,468
Losses and loss expenses paid	(15,086)	(3,144)	(11,942)
Other (including foreign exchange translation)	1,143	254	889
Balance at June 30, 2025	$86,376	$17,691	$68,685
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

Catastrophe Management
We actively monitor and manage our catastrophe risk accumulation around the world from natural perils, which includes setting risk limits based on probable maximum loss (PML) and purchasing catastrophe reinsurance to ensure sufficient liquidity and capital to meet the expectations of regulators, rating agencies, and policyholders, and to provide shareholders with an appropriate risk-adjusted return. Chubb uses internal and external data together with sophisticated, analytical catastrophe loss and risk modeling techniques to ensure an appropriate understanding of risk, including diversification and correlation effects, across different product lines and territories. The table below presents our modeled pre-tax estimates of natural catastrophe PML, net of reinsurance, at June 30, 2025, and does not represent our expected catastrophe losses for any one year.

	Modeled Net Probable Maximum Loss (PML) Pre-tax
	Worldwide (1)		U.S. Hurricane (2)		California Earthquake (3)
	Annual Aggregate		Annual Aggregate		Single Occurrence
(in millions of U.S. dollars, except for percentages)	Chubb	% of Total Chubb Shareholders’ Equity	Chubb	% of Total Chubb Shareholders’ Equity	Chubb	% of Total Chubb Shareholders’ Equity
1-in-10	$2,934	4.2%	$1,676	2.4%	$164	0.2%
1-in-100	$5,678	8.2%	$3,946	5.7%	$1,879	2.7%
1-in-250	$8,925	12.9%	$6,432	9.3%	$2,196	3.2%
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

The PML for worldwide and key U.S. peril regions are based on our in-force portfolio at April 1, 2025, and reflect the April 1, 2025, reinsurance program, as well as inuring reinsurance protection coverage. Refer to the Global Property Catastrophe Reinsurance section for more information. These estimates assume that reinsurance recoverable is fully collectible.

According to the model, for the 1-in-100 return period scenario, there is a one percent chance that our pre-tax annual aggregate losses incurred in any year from U.S. hurricane events could be in excess of $3,946 million (or 5.7 percent of total Chubb shareholders’ equity at June 30, 2025).

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

Capital Resources
Capital resources consist of funds deployed or available to be deployed to support our business operations.

	June 30	December 31
(in millions of U.S. dollars, except for ratios)	2025	2024
Short-term debt	$1,499	$800
Long-term debt	13,477	14,379
Total financial debt	14,976	15,179
Trust preferred securities	309	309
Subordinated debt (1)	111	110
Total hybrid debt	420	419
Total Chubb shareholders’ equity	69,395	64,021
Total capitalization	$84,791	$79,619
Ratio of financial debt to total capitalization (2)	17.7%	19.1%
Ratio of financial debt and hybrid debt to total capitalization (2)	18.2%	19.6%
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

Chubb INA Holdings LLC (Chubb INA)'s $800 million of 3.15 percent senior notes due March 2025 were paid upon maturity. In April 2025, Chubb INA entered into a 1.8 billion Chinese yuan renminbi term loan (approximately $249 million based on the foreign exchange rate at the date of issuance) at 2.85 percent, due April 10, 2028. Refer to Note 12 to the Consolidated Financial Statements for more information.

For the six months ended June 30, 2025, we repurchased $1.1 billion of Common Shares in a series of open market transactions under the Board of Directors (Board) share repurchase authorization. At June 30, 2025, there were 13,446,633 Common Shares in treasury with a weighted-average cost of $183.08 per share. In May 2025, the Board authorized the repurchase of up to $5.0 billion of Chubb's Common Shares effective July 1, 2025 with no expiration date. The company's existing share repurchase program remained effective through June 30, 2025.

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

At our May 2025 annual general meeting, our shareholders approved an annual dividend for the following year of up to $3.88 per share, or CHF 3.24 per share, calculated using the USD/CHF exchange rate as published in the Wall Street Journal on May 15, 2025, expected to be paid in four quarterly installments of $0.97 per share after the general meeting by way of a distribution from capital contribution reserves, transferred to free reserves for payment. The Board determines the record and payment dates at which the annual dividend may be paid until the date of the 2026 annual general meeting and is authorized to abstain from distributing a dividend at its discretion. The annual dividend approved in May 2025 represented a $0.24 per share increase ($0.06 per quarter) over the prior year dividend.

The following table represents dividends paid per Common Share to shareholders of record on each of the following dates:

Shareholders of record as of:	Dividends paid as of:
December 13, 2024	January 3, 2025	$0.91 (CHF 0.80)
March 14, 2025	April 4, 2025	$0.91 (CHF 0.81)
June 13, 2025	July 3, 2025	$0.97 (CHF 0.81)

Liquidity
We anticipate that positive cash flows from operations (underwriting activities and investment income) should be sufficient to cover cash outflows under most loss scenarios for the near term. In addition to cash from operations, routine sales of investments, and financing arrangements, we have agreements with a third-party bank provider which implemented two international multi-currency notional cash pooling programs to enhance cash management efficiency during periods of short-term timing mismatches between expected inflows and outflows of cash by currency. The programs allow us to optimize investment income by avoiding portfolio disruption. Should the need arise, we generally have access to the long-term capital markets, credit facilities, and commercial paper.

Our group syndicated credit facility has capacity of $3.0 billion and expires in October 2027. Our total letter of credit capacity is $4.1 billion, $3.0 billion of which can be used for revolving credit. At June 30, 2025, our usage under these facilities was $931 million in letters of credit. Our access to credit under these facilities is dependent on the ability of the bank counterparties to meet their funding commitments. The facilities require that we maintain certain financial covenants, all of which we met at June 30, 2025. Should the existing credit providers on these facilities experience financial difficulty, we may be required to replace credit sources, possibly in a difficult market. If we cannot obtain adequate capital or sources of credit on favorable terms, on a timely basis, or at all, our business, operating results, and financial condition could be adversely affected. To date, we have not experienced difficulty accessing our credit facility or establishing additional facilities when needed.

We have the ability to borrow a total of $2.0 billion in commercial paper, supported by the $3.0 billion group syndicated credit facility. At June 30, 2025, there were no commercial paper borrowings outstanding.

The payment of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction, as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies. During the six months ended June 30, 2025, we were able to meet all our obligations, including the payments of dividends on our Common Shares, with our net cash flows.

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions as well as the subsidiary’s financial condition are paramount to the dividend decision. Chubb Limited received dividends of $510 million and $700 million from its Bermuda subsidiaries during the six months ended June 30, 2025, and 2024, respectively. Chubb Limited received dividends of $207 million and $91 million from its other international subsidiaries during the six months ended June 30, 2025, and 2024, respectively. During the six months ended June 30, 2025, Chubb Limited received $625 million from Chubb INA for the redemption of a portion of its ownership interest in Chubb INA, in accordance with the plan of liquidation and conversion of Chubb INA to a limited liability company. Chubb INA is expected to fully redeem, by the end of 2027, Chubb Limited's 20 percent ownership interest in Chubb INA. Additionally, during July 2025, Chubb Limited received $625 million from Chubb INA for the redemption of a portion of its ownership interest.

The U.S. insurance subsidiaries of Chubb INA may pay dividends, without prior regulatory approval, subject to restrictions set out in state law of the subsidiary’s domicile (or, if applicable, commercial domicile). Chubb INA’s international subsidiaries are also subject to insurance laws and regulations particular to the countries in which the subsidiaries operate. These laws and regulations sometimes include restrictions that limit the amount of dividends payable without prior approval of regulatory insurance authorities. Chubb Limited received no dividends from Chubb INA during the six months ended June 30, 2025, and 2024. Debt issued by Chubb INA is serviced by statutorily permissible distributions by Chubb INA’s insurance subsidiaries to Chubb INA as well as other group resources. Chubb INA received dividends of $1.3 billion and $1.7 billion from its subsidiaries during the six months ended June 30, 2025, and 2024, respectively.

Cash Flows
Our sources of liquidity include cash from operations, routine sales of investments, and financing arrangements. The following is a discussion of our cash flows for the six months ended June 30, 2025 and 2024.

Operating cash flows were $5.1 billion in the six months ended June 30, 2025, compared to $7.3 billion in the prior year period, primarily due to higher net losses paid and income taxes paid, partially offset by higher net investment income.

Cash used for investing was $3.6 billion in the six months ended June 30, 2025, compared to $6.1 billion in the prior year period, a decrease of $2.5 billion, which primarily included lower net purchases of fixed maturities and equity securities of $1.5 billion. Additionally, the current year period included net sales of short-term investments of $764 million compared to net purchase of short-term investments of $190 million in the prior year period. This activity was partially offset by higher private equity contributions.

Cash used for financing was $1.9 billion in the six months ended June 30, 2025, compared to $1.2 billion in the prior year period, an additional use of cash of $703 million. This was primarily due to repayments of long-term debt, net of issuance of $551 million compared with the issuance of long-term debt, net of repayments of $296 million in the prior year, and additional common shares repurchased of $381 million. This activity was partially offset by higher third-party capital invested into consolidated investment products of $606 million.

We use repurchase agreements as a low-cost alternative source of liquidity within our operating subsidiaries. At June 30, 2025, there were $3.1 billion in repurchase agreements outstanding with various maturities over the next eleven months.

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

The following table presents the condensed balance sheets of Chubb Limited and Chubb INA Holdings LLC, after elimination of investment in any non-guarantor subsidiary:

	Chubb Limited (Parent Guarantor)		Chubb INA Holdings LLC (Subsidiary Issuer)
	June 30	December 31	June 30	December 31
(in millions of U.S. dollars)	2025	2024	2025	2024
Assets
Investments	$—	$—	$101	$436
Cash	147	383	1,136	1,002
Due from parent guarantor/subsidiary issuer	204	396	—	—
Due from subsidiaries that are not issuers or guarantors	472	464	567	592
Other assets	17	13	3,258	3,062
Total assets	$840	$1,256	$5,062	$5,092
Liabilities
Due to parent guarantor/subsidiary issuer	$—	$—	$204	$396
Due to subsidiaries that are not issuers or guarantors	275	231	154	105
Affiliated notional cash pooling programs	661	277	—	—
Short-term debt	—	—	1,499	800
Long-term debt	—	—	13,477	14,379
Hybrid debt	—	—	309	309
Other liabilities	490	868	1,667	1,577
Total liabilities	1,426	1,376	17,310	17,566
Total equity	(586)	(120)	(12,248)	(12,474)
Total liabilities and equity	$840	$1,256	$5,062	$5,092

The following table presents the condensed statements of operations and comprehensive loss of Chubb Limited and Chubb INA Holdings LLC, excluding equity in earnings from non-guarantor subsidiaries:

Six Months Ended June 30, 2025	Chubb Limited (Parent Guarantor)	Chubb INA Holdings LLC (Subsidiary Issuer)
(in millions of U.S. dollars)
Net investment income (expense)	$(6)	$20
Net realized gains (losses)	7	(104)
Administrative expenses	55	(25)
Interest (income) expense	(13)	256
Other (income) expense	(18)	8
Income tax expense (benefit)	11	(61)
Net loss	$(34)	$(262)
Comprehensive loss	$(34)	$(503)

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

The tables below are estimates of the sensitivities to instantaneous changes in economic inputs (e.g., equity shock, interest rate shock etc.) at June 30, 2025, for both the fair value of the MRB liability (FVL) and the fair value of specific derivative instruments held (hedge value) to partially offset the risk in the MRB reinsurance portfolio. The following assumptions should be considered when using the below tables:

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

•Interest rate shocks assume a parallel shift in the U.S. yield curve
•Our liabilities are also sensitive to global interest rates at various points on the yield curve, mainly the U.S. Treasury curve in the following proportions: up to 15 percent short-term rates (maturing in less than 5 years), 10 percent—30 percent medium-term rates (maturing between 5 years and 10 years, inclusive), and 65 percent—85 percent long-term rates (maturing beyond 10 years).
•A change in AA-rated credit spreads impacts the rate used to discount cash flows in the fair value model. AA-rated credit spreads are a proxy for both our own credit spreads and the credit spreads of the ceding insurers.

•The hedge sensitivity is from June 30, 2025, market levels and only applicable to the equity and interest rate sensitivities table below.

•The sensitivities do not scale linearly and may be proportionally greater for larger movements in the market factors. Actual sensitivity of our net income may differ from those disclosed in the tables below due to fluctuations in short-term market movements.

Sensitivities to equity and interest rate movements
(in millions of U.S. dollars)		Worldwide Equity Shock
Interest Rate Shock		+10%	Flat	-10%	-20%	-30%	-40%
+100 bps	(Increase)/decrease in FVL	$233	$156	$60	$(58)	$(208)	$(406)
	Increase/(decrease) in hedge value	(102)	—	102	203	305	406
	Increase/(decrease) in net income	$131	$156	$162	$145	$97	$—
Flat	(Increase)/decrease in FVL	$95	$—	$(112)	$(249)	$(425)	$(648)
	Increase/(decrease) in hedge value	(102)	—	102	203	305	406
	Increase/(decrease) in net income	$(7)	$—	$(10)	$(46)	$(120)	$(242)
-100 bps	(Increase)/decrease in FVL	$(77)	$(188)	$(317)	$(475)	$(677)	$(923)
	Increase/(decrease) in hedge value	(102)	—	102	203	305	406
	Increase/(decrease) in net income	$(179)	$(188)	$(215)	$(272)	$(372)	$(517)

Sensitivities to Other Economic Variables		AA-rated Credit Spreads		Interest Rate Volatility		Equity Volatility
(in millions of U.S. dollars)		+100 bps	-100 bps	+2%	-2%	+2%	-2%
(Increase)/decrease in FVL		$40	$(45)	$(1)	$—	$(15)	$14
Increase/(decrease) in net income		$40	$(45)	$(1)	$—	$(15)	$14

Market Risk Benefits Net Amount at Risk
All our MRB reinsurance treaties include annual or aggregate claim limits and many include an aggregate deductible which limit the net amount at risk under these programs. The tables below present the net amount at risk at June 30, 2025, following an immediate change in equity market levels, assuming all global equity markets are impacted equally.

a) Reinsurance covering the GMDB risk only

	Equity Shock
(in millions of U.S. dollars)	+20%	Flat	-20%	-40%	-60%	-80%
GMDB net amount at risk	$201	$196	$337	$596	$604	$489
Claims at 100% immediate mortality	127	127	144	135	124	111

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

b) Reinsurance covering the GLB risk only

	Equity Shock
(in millions of U.S. dollars)	+20%	Flat	-20%	-40%	-60%	-80%
GLB net amount at risk	$701	$909	$1,229	$1,668	$1,921	$2,161

Beyond a certain point, the treaty limits cause the net amount at risk to increase at a declining rate as equity markets fall.

c) Reinsurance covering both the GMDB and GLB risks on the same underlying policyholders

	Equity Shock
(in millions of U.S. dollars)	+20%	Flat	-20%	-40%	-60%	-80%
GMDB net amount at risk	$32	$38	$46	$56	$64	$70
GLB net amount at risk	274	336	420	526	631	669
Claims at 100% immediate mortality	24	24	24	24	24	24

Beyond a certain point, the treaty limits cause the net amount at risk to increase at a declining rate as equity markets fall.

ITEM 4. Controls and Procedures
Chubb’s management, with the participation of Chubb’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Chubb’s disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as of June 30, 2025. Based upon that evaluation, Chubb’s Chief Executive Officer and Chief Financial Officer concluded that Chubb’s disclosure controls and procedures are effective in allowing information required to be disclosed in reports filed under the Securities Exchange Act of 1934 to be recorded, processed, summarized, and reported within time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to Chubb’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in Chubb's internal controls over financial reporting during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, Chubb's internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings
The information required with respect to this item is included in Note 13 h) to the Consolidated Financial Statements, which is hereby incorporated herein by reference.

ITEM 1A. Risk Factors
There have been no material changes to the risk factors described under "Risk Factors" under Item 1A of Part I of our 2024 Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer’s Repurchases of Equity Securities
The following table provides information with respect to purchases by Chubb of its Common Shares during the three months ended June 30, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan (3)
April 1 through April 30	518,333	$280.32	511,000	$1.16	billion
May 1 through May 31	731,293	$289.73	598,000	$985	million
June 1 through June 30	1,232,506	$292.82	1,230,727	$—
Total	2,482,132	$289.30	2,339,727
(1)This column represents open market share repurchases and the surrender to Chubb of Common Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and to cover the cost of the exercise of options by employees through stock swaps.
(2)The aggregate value of shares purchased in the three months ended June 30, 2025, as part of the publicly announced plan was $676 million. Refer to Note 14 to the Consolidated Financial Statements for more information on the Chubb Limited securities repurchase authorizations.
(3)In May 2025, the Board of Directors authorized the repurchase of up to $5.0 billion of Chubb Common Shares effective July 1, 2025, with no expiration date. As of June 30, 2025, $628 million expired under the July 2023 $5.0 billion share repurchase authorization.

ITEM 5. Other Information
During the three months ended June 30, 2025, no director or officer of Chubb (as defined in Rule 16a-1(f) under the Exchange Act) informed us of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408 of SEC Regulation S-K.

ITEM 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
3.1	Articles of Association of the Company, as amended and restated	8-K	3.1	May 16, 2025

3.2	Organizational Regulations of the Company, as amended	10-K	3.2	February 27, 2025

4.1	Articles of Association of the Company, as amended and restated	8-K	4.1	May 16, 2025

4.2	Organizational Regulations of the Company, as amended	10-K	4.2	February 27, 2025

22.1	Guaranteed Securities				X

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

101.1
The following financial information from Chubb Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL:
(i) Consolidated Balance Sheets at June 30, 2025, and December 31, 2024; (ii) Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2025 and 2024; (iii) Consolidated Statements of Shareholders’ Equity for the three and six months ended June 30, 2025 and 2024; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024; and (v) Notes to Consolidated Financial Statements
					X

104.1	The Cover Page Interactive Data File formatted in Inline XBRL (The cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101.1)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHUBB LIMITED
(Registrant)

July 28, 2025	/s/ Evan G. Greenberg
Evan G. Greenberg
Chairman and Chief Executive Officer

July 28, 2025	/s/ Peter C. Enns
Peter C. Enns
Executive Vice President and Chief Financial Officer