Form 10-Q
period 2025-09-30
Chubb Ltd
filed 2025-10-27
CIK 896159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2025
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
Yes  ☐                                               No  ☑
The number of registrant’s Common Shares (CHF 0.50 par value) outstanding as of October 21, 2025, was 393,550,859.

CHUBB LIMITED
INDEX TO FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements
CONSOLIDATED BALANCE SHEETS (Unaudited)
Chubb Limited and Subsidiaries

	September 30	December 31
(in millions of U.S. dollars, except share and per share data)	2025	2024
Assets
Investments
Short-term investments, at fair value (amortized cost – $4,381 and $5,143) (includes variable interest entities (VIE) balances of $164 and $57)	$4,380	$5,142
Fixed maturities available-for-sale, at fair value, net of valuation allowance – $50 and $70 (amortized cost – $123,726 and $115,083)	121,788	110,363
Private debt held-for-investment, at amortized cost, net of valuation allowance – $3 and $4	2,535	2,628
Equity securities, at fair value (includes VIE balances of $2,095 and $1,289)	10,377	9,151
Private equities (includes VIE balances of $22 and $22)	16,734	14,769
Other investments (includes VIE balances of $5,323 and $4,538)	10,182	8,597
Total investments	165,996	150,650
Cash, including restricted cash $213 and $261 (includes VIE balances of $205 and $114)	2,454	2,549
Securities lending collateral	1,899	1,445
Accrued investment income	1,427	1,160
Insurance and reinsurance balances receivable, net of valuation allowance – $60 and $59	16,305	14,426
Reinsurance recoverable on losses and loss expenses, net of valuation allowance – $326 and $310	20,227	19,777
Reinsurance recoverable on policy benefits	302	289
Deferred policy acquisition costs	9,809	8,358
Value of business acquired	3,144	3,223
Goodwill	20,237	19,579
Other intangible assets	6,318	6,377
Deferred tax assets	1,413	1,603
Prepaid reinsurance premiums	4,174	3,378
Separate account assets	6,810	6,231
Other assets (includes VIE balances of $95 and $26)	9,695	7,503
Total assets	$270,210	$246,548
Liabilities
Unpaid losses and loss expenses	$88,439	$84,004
Unearned premiums	26,961	23,504
Future policy benefits	18,288	16,121
Market risk benefits	666	607
Policyholders' account balances	8,539	8,016
Separate account liabilities	6,810	6,231
Insurance and reinsurance balances payable	8,475	8,121
Repurchase agreements (includes VIE balances of $789 and $815)	3,360	2,731
Securities lending payable	1,899	1,445
Accounts payable, accrued expenses, and other liabilities (includes VIE balances of $67 and $183)	9,582	10,192
Deferred tax liabilities	1,733	1,584
Short-term debt	1,499	800
Long-term debt	15,727	14,379
Hybrid debt	421	419
Total liabilities	192,399	178,154
Commitments and contingencies (refer to Note 13)
Shareholders’ equity
Common Shares (CHF 0.50 par value; 412,107,421 and 419,625,986 shares issued; 394,324,438 and 400,703,663 shares outstanding)	231	235
Common Shares in treasury (17,782,983 and 18,922,323 shares)	(3,682)	(3,524)
Additional paid-in capital	13,476	14,393
Retained earnings	66,722	61,561
Accumulated other comprehensive income (loss) (AOCI)	(4,892)	(8,644)
Total Chubb shareholders’ equity	71,855	64,021
Noncontrolling interests (includes VIE balances of $5,088 and $3,459)	5,956	4,373
Total shareholders' equity	77,811	68,394
Total liabilities and shareholders’ equity	$270,210	$246,548
See accompanying notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars, except per share data)	2025	2024	2025	2024
Revenues
Net premiums written	$14,866	$13,829	$41,708	$39,410
Increase in unearned premiums	(507)	(456)	(2,224)	(2,162)
Net premiums earned	14,359	13,373	39,484	37,248
Net investment income	1,648	1,508	4,777	4,367
Net realized gains (losses)	283	198	327	201
Market risk benefits gains (losses)	(142)	(230)	(251)	(238)
Total revenues	16,148	14,849	44,337	41,578
Expenses
Losses and loss expenses	6,951	7,383	20,419	19,541
Policy benefits (includes remeasurement gains of $66, $26, $61 and $4)	1,372	1,099	4,005	3,498
Policy acquisition costs	2,563	2,324	7,291	6,757
Administrative expenses	1,138	1,094	3,343	3,258
Interest expense	197	192	559	552
Other (income) expense	(43)	(325)	(781)	(626)
Amortization of purchased intangibles	75	81	224	241
Integration expenses	1	7	3	21
Total expenses	12,254	11,855	35,063	33,242
Income before income tax	3,894	2,994	9,274	8,336
Income tax expense	787	504	1,825	1,336
Net income	$3,107	$2,490	$7,449	$7,000
Net income attributable to noncontrolling interests	306	166	349	303
Net income attributable to Chubb	$2,801	$2,324	$7,100	$6,697
Other comprehensive income
Change in:
Unrealized appreciation	$868	$3,459	$2,755	$2,293
Current discount rate on future policy benefits	305	(672)	53	(672)
Instrument-specific credit risk on market risk benefits	(9)	(8)	(4)	2
Cumulative foreign currency translation adjustment	128	445	1,283	(5)
Other, including postretirement benefit liability adjustment	(6)	(19)	(127)	(17)
Other comprehensive income, before income tax	1,286	3,205	3,960	1,601
Income tax expense related to OCI items	(40)	(150)	(116)	(112)
Other comprehensive income	1,246	3,055	3,844	1,489
Comprehensive income	4,353	5,545	11,293	8,489
Comprehensive income attributable to noncontrolling interests	386	187	441	253
Comprehensive income attributable to Chubb	$3,967	$5,358	$10,852	$8,236
Earnings per share
Basic earnings per share attributable to Chubb	$7.05	$5.75	$17.78	$16.55
Diluted earnings per share attributable to Chubb	$6.99	$5.70	$17.61	$16.38
See accompanying notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2025	2024	2025	2024
Common Shares
Balance – beginning of period	$231	$235	$235	$241
Cancellation of treasury shares	—	—	(4)	(6)
Balance – end of period	231	235	231	235
Common Shares in treasury
Balance – beginning of period	(2,462)	(2,481)	(3,524)	(4,400)
Common Shares repurchased	(1,232)	(413)	(2,293)	(1,299)
Cancellation of treasury shares	—	—	1,942	2,527
Net shares issued under employee share-based compensation plans	12	57	193	335
Balance – end of period	(3,682)	(2,837)	(3,682)	(2,837)
Additional paid-in capital
Balance – beginning of period	13,763	14,926	14,393	15,665
Net shares redeemed (issued) under employee share-based compensation plans	8	3	(112)	(139)
Exercise of stock options	1	(3)	3	(22)
Share-based compensation expense	89	86	278	258
Net increase (decrease) due to acquisitions	—	—	53	(31)
Funding of dividends declared to Retained earnings	(385)	(369)	(1,139)	(1,088)
Balance – end of period	13,476	14,643	13,476	14,643
Retained earnings
Balance – beginning of period	63,921	56,662	61,561	54,810
Net income attributable to Chubb	2,801	2,324	7,100	6,697
Cancellation of treasury shares and other	—	—	(1,939)	(2,521)
Funding of dividends declared from Additional paid-in capital	385	369	1,139	1,088
Dividends declared on Common Shares	(385)	(369)	(1,139)	(1,088)
Balance – end of period	66,722	58,986	66,722	58,986
Accumulated other comprehensive income (loss) (AOCI)
Balance – beginning of period	(6,058)	(8,304)	(8,644)	(6,809)
Other comprehensive income	1,166	3,034	3,752	1,539
Balance – end of period	(4,892)	(5,270)	(4,892)	(5,270)
Total Chubb shareholders’ equity	$71,855	$65,757	$71,855	$65,757
Noncontrolling interests
Balance – beginning of period	$5,052	$3,537	$4,373	$4,184
Net increase (decrease) due to consolidation, deconsolidation, and other transactions	518	639	1,142	(68)
Net income attributable to noncontrolling interests	306	166	349	303
Other comprehensive income (loss) attributable to noncontrolling interests	80	21	92	(50)
Other	—	—	—	(6)
Balance – end of period	$5,956	$4,363	$5,956	$4,363
Total shareholders' equity	$77,811	$70,120	$77,811	$70,120
See accompanying notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Chubb Limited and Subsidiaries

	Nine Months Ended
	September 30
(in millions of U.S. dollars)	2025	2024
Cash flows from operating activities
Net income	$7,449	$7,000
Adjustments to reconcile net income to net cash flows from operating activities
Net realized (gains) losses	(327)	(201)
Market risk benefits (gains) losses	251	238
Amortization of premiums (discounts) on fixed maturities	(303)	(271)
Amortization of purchased intangibles	224	241
Equity in net income of partially-owned entities	(779)	(621)
Deferred income taxes	208	150
Unpaid losses and loss expenses	3,098	4,242
Unearned premiums	2,803	2,563
Future policy benefits	1,646	1,399
Insurance and reinsurance balances payable	251	433
Accounts payable, accrued expenses, and other liabilities	(599)	(175)
Income taxes	(112)	(129)
Insurance and reinsurance balances receivable	(1,553)	(2,468)
Reinsurance recoverable	(72)	312
Deferred policy acquisition costs	(1,260)	(1,142)
Net sales (purchases) of investments by consolidated investment products	(985)	(124)
Other	(1,184)	170
Net cash flows from operating activities	8,756	11,617
Cash flows from investing activities
Purchases of fixed maturities available-for-sale	(24,708)	(26,192)
Purchases of equity securities	(2,164)	(2,608)
Sales of fixed maturities available-for-sale	8,187	8,829
Sales of equity securities	2,211	1,956
Maturities and redemptions of fixed maturities available-for-sale	8,775	7,735
Net change in short-term investments	939	158
Net derivative instruments settlements	(113)	(122)
Private equity contributions	(2,163)	(733)
Private equity distributions	1,020	1,044
Acquisition of subsidiaries (net of cash acquired of $32 and nil)	(289)	(538)
Net consolidations of consolidated investment products	10	13
Other	(633)	(991)
Net cash flows used for investing activities	(8,928)	(11,449)
Cash flows from financing activities
Dividends paid on Common Shares	(1,121)	(1,069)
Common Shares repurchased	(2,523)	(1,351)
Proceeds from issuance of long-term debt	2,424	2,297
Repayment of long-term debt	(800)	(700)
Proceeds from share-based compensation plans	210	302
Policyholder contract deposits	684	818
Policyholder contract withdrawals	(465)	(534)
Third-party capital invested into consolidated investment products	2,148	1,409
Third-party capital distributed by consolidated investment products	(1,100)	(1,118)
Proceeds from issuance of repurchase agreements	4,359	3,950
Repayment of repurchase agreements	(3,778)	(3,838)
Other	(227)	(228)
Net cash flows used for financing activities	(189)	(62)
Effect of foreign currency rate changes on cash and restricted cash	266	(49)
Net increase (decrease) in cash and restricted cash	(95)	57
Cash and restricted cash – beginning of period	2,549	2,621
Cash and restricted cash – end of period	$2,454	$2,678
Supplemental cash flow information
Taxes paid	$1,720	$1,307
Interest paid	$454	$415

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

Huatai Group
In the second quarter of 2025, we closed on incremental ownership interests of approximately 1.6 percent. Our aggregate ownership interest in Huatai Group was approximately 87.2 percent as of September 30, 2025.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

3. Investments

a) Fixed maturities

September 30, 2025	Amortized Cost	Valuation Allowance	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
(in millions of U.S. dollars)
Available-for-sale
U.S. and local government securities	$4,046	$—	$24	$(224)	$3,846
Non-U.S.	40,176	(15)	986	(816)	40,331
Corporate and asset-backed securities	48,360	(35)	706	(1,580)	47,451
Mortgage-backed securities	31,144	—	326	(1,310)	30,160
	$123,726	$(50)	$2,042	$(3,930)	$121,788

December 31, 2024	Amortized Cost	Valuation Allowance	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
(in millions of U.S. dollars)
Available-for-sale
U.S. and local government securities	$4,383	$—	$10	$(323)	$4,070
Non-U.S.	36,311	(23)	753	(1,203)	35,838
Corporate and asset-backed securities	45,231	(47)	287	(2,264)	43,207
Mortgage-backed securities	29,158	—	69	(1,979)	27,248
	$115,083	$(70)	$1,119	$(5,769)	$110,363

The following table presents fixed maturities by contractual maturity:

	September 30, 2025		December 31, 2024
(in millions of U.S. dollars)	Net Carrying Value	Fair Value	Net Carrying Value	Fair Value
Available-for-sale
Due in 1 year or less	$5,207	$5,207	$4,507	$4,507
Due after 1 year through 5 years	36,276	36,276	33,446	33,446
Due after 5 years through 10 years	30,504	30,504	26,901	26,901
Due after 10 years	19,641	19,641	18,261	18,261
	91,628	91,628	83,115	83,115
Mortgage-backed securities	30,160	30,160	27,248	27,248
	$121,788	$121,788	$110,363	$110,363

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following tables present, for available-for-sale (AFS) fixed maturities in an unrealized loss position (including securities on loan) that are not deemed to have expected credit losses, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	0 – 12 Months		Over 12 Months		Total
September 30, 2025	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. and local government securities	$274	$(2)	$2,195	$(222)	$2,469	$(224)
Non-U.S.	4,617	(100)	9,797	(595)	14,414	(695)
Corporate and asset-backed securities	3,551	(57)	11,096	(928)	14,647	(985)
Mortgage-backed securities	925	(7)	11,695	(1,303)	12,620	(1,310)
Total AFS fixed maturities	$9,367	$(166)	$34,783	$(3,048)	$44,150	$(3,214)

	0 – 12 Months		Over 12 Months		Total
December 31, 2024	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. and local government securities	$767	$(16)	$2,489	$(303)	$3,256	$(319)
Non-U.S.	6,630	(138)	12,023	(874)	18,653	(1,012)
Corporate and asset-backed securities	10,069	(194)	13,290	(1,259)	23,359	(1,453)
Mortgage-backed securities	10,490	(170)	11,987	(1,794)	22,477	(1,964)
Total AFS fixed maturities	$27,956	$(518)	$39,789	$(4,230)	$67,745	$(4,748)

At September 30, 2025, the tax benefit on certain unrealized losses in our investment portfolio was reduced by a valuation allowance of $189 million necessary due to limitations on the utilization of these losses for tax purposes. As part of evaluating whether it was more likely than not that we could record a tax benefit on these losses, we considered realized gains, carryback capacity and available tax planning strategies.

The following table presents a roll-forward of valuation allowance for expected credit losses on fixed maturities:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2025	2024	2025	2024
Available-for-sale
Valuation allowance for expected credit losses - beginning of period	$71	$122	$70	$156
Provision for expected credit loss	25	23	76	95
Write-offs charged against the expected credit loss	(1)	(1)	(2)	(6)
Recovery of expected credit loss	(45)	(69)	(94)	(170)
Valuation allowance for expected credit losses - end of period	$50	$75	$50	$75
Private debt held-for-investment
Valuation allowance for expected credit losses - beginning of period	$3	$5	$4	$4
Provision for expected credit loss	1	—	1	2
Recovery of expected credit loss	(1)	—	(2)	(1)
Valuation allowance for expected credit losses - end of period	$3	$5	$3	$5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

c) Net realized gains (losses)

The following table presents the components of net realized gains (losses):

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2025	2024	2025	2024
Fixed maturities:
Gross realized gains	$121	$21	$228	$73
Gross realized losses	(157)	(91)	(376)	(338)
Other investments - Fixed maturities (2025 includes $(116) million and $(116) million related to investments measured under the fair value option)	82	152	103	452
Net recovery of expected credit losses	22	48	21	80
Impairment (1)	(22)	(19)	(34)	(81)
Total fixed maturities	46	111	(58)	186
Equity securities (2025 includes $66 million and $131 million related to investments measured under the fair value option)	396	123	596	147
Private equities (less than 3 percent ownership)	48	(41)	31	39
Foreign exchange	(115)	(58)	(269)	(162)
Investment and embedded derivative instruments	(85)	66	46	6
Other derivative instruments	(9)	(2)	(14)	(7)
Other	2	(1)	(5)	(8)
Net realized gains (losses) (pre-tax)	$283	$198	$327	$201
(1)Relates to certain securities we intend to sell and securities written to market entering default.

Realized gains and losses from Equity securities, Other investments and Private equities from the table above include sales of securities and unrealized gains and losses from fair value changes as follows:

						Three Months Ended
							September 30
				2025				2024
(in millions of U.S. dollars)	Equity Securities	Other Investments	Private Equities	Total	Equity Securities	Other Investments	Private Equities	Total
Net gains (losses) recognized during the period	$396	$82	$48	$526	$123	$152	$(41)	$234
Less: Net gains (losses) recognized from sales of securities	59	—	—	59	(6)	2	—	(4)
Unrealized gains (losses) recognized for securities still held at reporting date	$337	$82	$48	$467	$129	$150	$(41)	$238

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

						Nine Months Ended
							September 30
				2025				2024
(in millions of U.S. dollars)	Equity Securities	Other Investments	Private Equities	Total	Equity Securities	Other Investments	Private Equities	Total
Net gains (losses) recognized during the period	$596	$103	$31	$730	$147	$452	$39	$638
Less: Net gains (losses) recognized from sales of securities	79	4	—	83	5	2	—	7
Unrealized gains (losses) recognized for securities still held at reporting date	$517	$99	$31	$647	$142	$450	$39	$631

d) Private equities
Private equities include investment funds, limited partnerships, and partially-owned investment companies measured at fair value using net asset value (NAV) as a practical expedient. The following table presents, by investment category, the expected liquidation period, fair value, and maximum future funding commitments for private equities:

	Expected Liquidation Period of Underlying Assets	September 30, 2025		December 31, 2024
(in millions of U.S. dollars)		Fair Value	Maximum Future Funding Commitments	Fair Value	Maximum Future Funding Commitments
Financial	2 to 10 Years	$1,427	$223	$1,265	$281
Real assets	2 to 13 Years	1,908	662	1,974	547
Distressed	2 to 8 Years	1,150	1,048	1,257	679
Private credit	3 to 8 Years	310	312	295	285
Traditional	2 to 14 Years	11,578	4,192	9,674	4,650
Vintage	1 to 3 Years	52	—	64	—
Investment funds	Not Applicable	309	—	240	—
		$16,734	$6,437	$14,769	$6,442

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

e) Restricted assets
Chubb is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutory regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. Chubb is also required to restrict assets pledged under repurchase agreements, which represent Chubb's agreement to sell securities and repurchase them at a future date for a predetermined price. We use trust funds in certain large reinsurance transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit (LOC) requirements. We have investments in segregated portfolios primarily to provide collateral or guarantees for LOC and derivative transactions. Included in restricted assets at September 30, 2025, and December 31, 2024, are investments, primarily fixed maturities, totaling $19,094 million and $17,945 million, respectively, and cash of $213 million and $261 million, respectively.
The following table presents the components of restricted assets:

	September 30	December 31
(in millions of U.S. dollars)	2025	2024
Trust funds	$8,675	$8,170
Assets pledged under repurchase agreements	3,580	2,890
Deposits with U.S. regulatory authorities	2,563	2,487
Deposits with non-U.S. regulatory authorities and other	4,489	4,659
Total	$19,307	$18,206
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Unconsolidated VIEs
We recorded an investment in a reserved alternative investment fund (Fund) sponsored and managed by a third-party investment fund manager. The Fund is a variable interest entity; however, Chubb is not the primary beneficiary and does not consolidate the Fund because Chubb does not receive substantially all the risks and returns of the Fund. The carrying value of this investment at September 30, 2025, and December 31, 2024, was $5.1 billion and $5.0 billion, respectively, which approximates our maximum risk of loss. We have elected to account for this investment using the fair value option, classified as Equity securities on the Consolidated balance sheets. We elected the fair value option so that changes in fair value of the Fund are recorded in Net realized gains (losses) and dividends from the Fund are recorded as Net investment income when declared on the Consolidated statements of operations.
We also do not consolidate sponsored investment products where we have determined that we are not the primary beneficiary. The carrying value of these investments at September 30, 2025, and December 31, 2024, was $159 million and $97 million, respectively, and our maximum risk of loss approximates the carrying amount. These investments are classified within Equity securities and Private equities on the Consolidated balance sheets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Financial instruments measured at fair value on a recurring basis, by valuation hierarchy

September 30, 2025	Level 1	Level 2	Level 3	Total
(in millions of U.S. dollars)
Assets:
Fixed maturities available-for-sale
U.S. and local government securities	$1,665	$2,181	$—	$3,846
Non-U.S.	—	39,729	602	40,331
Corporate and asset-backed securities	—	44,212	3,239	47,451
Mortgage-backed securities	—	30,160	—	30,160
	1,665	116,282	3,841	121,788
Equity securities (1)	5,153	—	114	5,267
Short-term investments	2,376	1,962	42	4,380
Other investments (2)	638	8,106	—	8,744
Securities lending collateral	—	1,899	—	1,899
Investment derivatives	22	—	—	22
Derivatives designated as hedging instruments	—	261	—	261
Other derivative instruments	5	—	—	5
Separate account assets	6,733	77	—	6,810
Total assets measured at fair value (1)(2)(3)	$16,592	$128,587	$3,997	$149,176
Liabilities:
Investment derivatives	$173	$—	$—	$173
Derivatives designated as hedging instruments	—	183	—	183
Other derivative instruments	11	5	—	16
Market risk benefits (4)	—	—	666	666
Total liabilities measured at fair value	$184	$188	$666	$1,038
(1)Excluded from the table above is a fund of $5,110 million, measured using NAV as a practical expedient.
(2)Excluded from the table above are other investments of $1,438 million, principally policy loans, measured using NAV as a practical expedient.
(3)Excluded from the table above are private equities of $16,734 million, measured using NAV as a practical expedient.
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

Three Months Ended September 30, 2025 (in millions of U.S. dollars)	Available-for-Sale Debt Securities			Equity securities	Short-term investments
	Non-U.S.	Corporate and asset- backed securities	Mortgage-backed securities

Balance, beginning of period	$598	$3,186	$—	$125	$42
Transfers into Level 3	—	90	—	—	—
Transfers out of Level 3	(1)	(3)	—	—	—
Change in Net Unrealized Gains (Losses) in OCI	3	5	—	—	—
Net Realized Gains (Losses)	1	(8)	—	(2)	—
Purchases	66	212	—	6	2
Sales	(22)	(124)	—	(15)	(1)
Settlements	(43)	(119)	—	—	(1)
Balance, end of period	$602	$3,239	$—	$114	$42
Net Realized Gains (Losses) Attributable to Changes in Fair Value at the Balance Sheet date	$—	$1	$—	$4	$—
Change in Net Unrealized Gains (Losses) included in OCI at the Balance Sheet date	$1	$(1)	$—	$—	$—

Three Months Ended September 30, 2024 (in millions of U.S. dollars)	Available-for-Sale Debt Securities			Equity securities	Short-term investments
	Non-U.S.	Corporate and asset- backed securities	Mortgage-backed securities

Balance, beginning of period	$632	$2,709	$20	$100	$12
Transfers out of Level 3	(1)	—	(14)	—	—
Change in Net Unrealized Gains (Losses) in OCI	10	16	—	—	(1)
Net Realized Gains (Losses)	(1)	(10)	—	7	—
Purchases	59	316	40	17	6
Sales	(18)	(69)	—	(6)	(1)
Settlements	(42)	(184)	—	—	(1)
Balance, end of period	$639	$2,778	$46	$118	$15
Net Realized Gains (Losses) Attributable to Changes in Fair Value at the Balance Sheet date	$—	$(8)	$—	$6	$—
Change in Net Unrealized Gains (Losses) included in OCI at the Balance Sheet date	$11	$12	$—	$—	$(1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Nine Months Ended September 30, 2025 (in millions of U.S. dollars)	Available-for-Sale Debt Securities			Equity securities	Short-term investments
	Non-U.S.	Corporate and asset- backed securities	Mortgage-backed securities

Balance, beginning of period	$604	$2,891	$3	$120	$14
Transfers into Level 3	11	174	—	—	—
Transfers out of Level 3	(1)	(16)	—	(1)	—
Change in Net Unrealized Gains (Losses) in OCI	41	(2)	—	—	—
Net Realized Gains (Losses)	(2)	(14)	(2)	(5)	—
Purchases	210	726	1	32	32
Sales	(109)	(224)	(2)	(32)	(1)
Settlements	(152)	(296)	—	—	(3)
Balance, end of period	$602	$3,239	$—	$114	$42
Net Realized Gains (Losses) Attributable to Changes in Fair Value at the Balance Sheet date	$(1)	$(3)	$—	$13	$—
Change in Net Unrealized Gains (Losses) included in OCI at the Balance Sheet date	$31	$(18)	$—	$—	$—

Nine Months Ended September 30, 2024 (in millions of U.S. dollars)	Available-for-Sale Debt Securities			Equity securities	Short-term investments
	Non-U.S.	Corporate and asset- backed securities	Mortgage-backed securities

Balance, beginning of period	$692	$2,622	$7	$87	$3
Transfers into Level 3	1	5	—	—	—
Transfers out of Level 3	(7)	(3)	(14)	—	—
Change in Net Unrealized Gains (Losses) in OCI	18	26	—	—	(2)
Net Realized Gains (Losses)	(5)	(15)	—	6	—
Purchases	214	785	55	36	22
Sales	(69)	(176)	—	(11)	(1)
Settlements	(205)	(466)	(2)	—	(7)
Balance, end of period	$639	$2,778	$46	$118	$15
Net Realized Gains (Losses) Attributable to Changes in Fair Value at the Balance Sheet date	$(1)	$(10)	$—	$5	$—
Change in Net Unrealized Gains (Losses) included in OCI at the Balance Sheet date	$14	$17	$—	$—	$(2)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following tables present fair value, by valuation hierarchy, and carrying value of the financial instruments not measured at fair value:

September 30, 2025	Fair Value				Net Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Private debt held-for-investment	$—	$—	$2,566	$2,566	$2,535
Total assets	$—	$—	$2,566	$2,566	$2,535
Liabilities:
Repurchase agreements	$—	$3,360	$—	$3,360	$3,360
Short-term debt	—	1,492	—	1,492	1,499
Long-term debt	—	14,095	570	14,665	15,727
Hybrid debt	—	482	—	482	421
Total liabilities	$—	$19,429	$570	$19,999	$21,007

December 31, 2024	Fair Value				Net Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Private debt held-for-investment	$—	$—	$2,680	$2,680	$2,628
Total assets	$—	$—	$2,680	$2,680	$2,628
Liabilities:
Repurchase agreements	$—	$2,731	$—	$2,731	$2,731
Short-term debt	—	797	—	797	800
Long-term debt	—	12,979	—	12,979	14,379
Hybrid debt	—	479	—	479	419
Total liabilities	$—	$16,986	$—	$16,986	$18,329

5. Reinsurance

Reinsurance recoverable on ceded reinsurance

	September 30, 2025		December 31, 2024
(in millions of U.S. dollars)	Net Reinsurance Recoverable (1)	Valuation allowance	Net Reinsurance Recoverable (1)	Valuation allowance
Reinsurance recoverable on unpaid losses and loss expenses	$18,421	$265	$17,734	$242
Reinsurance recoverable on paid losses and loss expenses	1,806	61	2,043	68
Reinsurance recoverable on losses and loss expenses	$20,227	$326	$19,777	$310
Reinsurance recoverable on policy benefits	$302	$—	$289	$—
(1)Net of valuation allowance for uncollectible reinsurance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents a roll-forward of valuation allowance for uncollectible reinsurance related to Reinsurance recoverable on losses and loss expenses:

	Nine Months Ended
	September 30
(in millions of U.S. dollars)	2025	2024
Valuation allowance for uncollectible reinsurance - beginning of period	$310	$367
Provision for uncollectible reinsurance	20	24
Write-offs charged against the valuation allowance	(7)	(4)
Foreign exchange revaluation	3	1
Valuation allowance for uncollectible reinsurance - end of period	$326	$388
For additional information, refer to Note 1 e) to the Consolidated Financial Statements of our 2024 Form 10-K.

6. Deferred policy acquisition costs

The following tables present a roll-forward of deferred policy acquisition costs on long-duration contracts included in the Life Insurance segment:

	Nine Months Ended September 30, 2025
(in millions of U.S. dollars)	Term Life	Universal Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$469	$722	$870	$1,681	$324	$4,066
Capitalizations	175	90	347	521	78	1,211
Amortization expense	(111)	(62)	(39)	(172)	(23)	(407)
Other (including foreign exchange)	8	5	21	33	12	79
Balance – end of period	$541	$755	$1,199	$2,063	$391	$4,949
Overseas General Insurance segment excluded from table						663
Total deferred policy acquisition costs on long-duration contracts						$5,612
Deferred policy acquisition costs on short-duration contracts						4,197
Total deferred policy acquisition costs						$9,809

	Nine Months Ended September 30, 2024
(in millions of U.S. dollars)	Term Life	Universal Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$402	$674	$534	$1,301	$274	$3,185
Capitalizations	149	109	276	467	53	1,054
Amortization expense	(89)	(60)	(27)	(132)	(20)	(328)
Other (including foreign exchange)	(1)	(2)	2	(8)	(3)	(12)
Balance – end of period	$461	$721	$785	$1,628	$304	$3,899
Overseas General Insurance segment excluded from table						615
Total deferred policy acquisition costs on long-duration contracts						$4,514
Deferred policy acquisition costs on short-duration contracts						3,735
Total deferred policy acquisition costs						$8,249

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

7. Goodwill

Goodwill
The following table presents a roll-forward of Goodwill by segment:

(in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Chubb Consolidated
Balance at December 31, 2024	$7,168	$2,218	$134	$5,047	$371	$4,641	$19,579
Acquisition of Liberty Mutual's P&C insurance business in Thailand	—	—	—	183	—	—	183
Foreign exchange revaluation	20	7	—	306	—	142	475
Balance at September 30, 2025 (1)	$7,188	$2,225	$134	$5,536	$371	$4,783	$20,237
(1)Includes $460 million attributable to noncontrolling interests.

8. Unpaid losses and loss expenses

The following table presents a reconciliation of beginning and ending Unpaid losses and loss expenses:

	Nine Months Ended
	September 30
(in millions of U.S. dollars)	2025	2024
Gross unpaid losses and loss expenses – beginning of period	$84,004	$80,122
Reinsurance recoverable on unpaid losses and loss expenses – beginning of period (1)	(17,734)	(17,884)
Net unpaid losses and loss expenses – beginning of period	66,270	62,238
Net losses and loss expenses incurred in respect of losses occurring in:
Current year	21,342	20,302
Prior years (2)	(923)	(761)
Total	20,419	19,541
Net losses and loss expenses paid in respect of losses occurring in:
Current year	5,551	5,005
Prior years	12,135	10,074
Total	17,686	15,079
Foreign currency revaluation and other	1,015	(5)
Net unpaid losses and loss expenses – end of period	70,018	66,695
Reinsurance recoverable on unpaid losses and loss expenses (1)	18,421	17,631
Gross unpaid losses and loss expenses – end of period	$88,439	$84,326
(1)    Net of valuation allowance for uncollectible reinsurance.
(2)    Relates to prior period loss reserve development only and excludes prior period development related to reinstatement premiums, expense adjustments, earned premiums, and A&H long-duration lines totaling $58 million and $118 million for the nine months ended September 30, 2025 and 2024, respectively.

Net unpaid losses and loss expenses increased $3,748 million for the nine months ended September 30, 2025, principally reflecting underlying exposure growth, the unfavorable impact of foreign currency movement, and net catastrophe losses, partially offset by the impact of favorable prior period development. The increase in net unpaid losses also reflected seasonality in our crop insurance business.

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

	Three Months Ended September 30			Nine Months Ended September 30
(in millions of U.S. dollars)	Long-tail	Short-tail	Total	Long-tail	Short-tail	Total
2025
North America Commercial P&C Insurance	$104	$(130)	$(26)	$77	$(323)	$(246)
North America Personal P&C Insurance	—	(282)	(282)	—	(403)	(403)
North America Agricultural Insurance	—	(30)	(30)	—	(63)	(63)
Overseas General Insurance	(66)	(18)	(84)	(30)	(252)	(282)
Global Reinsurance	—	—	—	(5)	(10)	(15)
Corporate	61	—	61	144	—	144
Total	$99	$(460)	$(361)	$186	$(1,051)	$(865)
2024
North America Commercial P&C Insurance	$125	$(164)	$(39)	$79	$(310)	$(231)
North America Personal P&C Insurance	—	(189)	(189)	—	(305)	(305)
North America Agricultural Insurance	—	(6)	(6)	—	(34)	(34)
Overseas General Insurance	(61)	1	(60)	(26)	(184)	(210)
Global Reinsurance	(5)	—	(5)	—	(20)	(20)
Corporate	55	—	55	157	—	157
Total	$114	$(358)	$(244)	$210	$(853)	$(643)
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

North America Commercial P&C Insurance. Net favorable development for the three months ended September 30, 2025, included $130 million from short-tail lines, primarily from property lines, due to lower-than-expected loss development on catastrophe and non-catastrophe losses. This favorable development was partially offset by net adverse development of $104 million from long-tail lines, primarily from general casualty partially offset by favorable development in workers' compensation. Net favorable development for the nine months ended September 30, 2025, included $323 million of favorable development from short-tail lines, primarily from property and surety, due to lower-than-expected loss development. Net adverse development for long-tail lines of $77 million was the result of adverse development in general casualty lines partially offset by favorable development in workers' compensation.

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

North America Personal P&C Insurance. Net favorable development for the three and nine months ended September 30, 2025 and 2024, was predominantly in homeowners, mainly due to lower-than-expected loss experience in the most recent accident years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Overseas General Insurance. Net favorable development for the three months ended September 30, 2025, included $66 million from long-tail lines. Net favorable development for the nine months ended September 30, 2025, included $252 million from short-tail lines primarily due to favorable loss emergence across multiple accident years.

Net favorable development for the three months ended September 30, 2024, included $61 million from long-tail lines, primarily due to favorable loss emergence in accident years 2019 and 2020. Net favorable development for the nine months ended September 30, 2024, included $184 million from short-tail lines.
Corporate. Net adverse development for the three months ended September 30, 2025 and 2024, included adverse development resulting from our annual review of environmental liabilities. Net adverse development for the nine months ended September 30, 2025 and 2024, also included adverse development for molestation-related claims development.

9. Future policy benefits

The following tables present a roll-forward of the liability for future policy benefits included in the Life Insurance segment:

Present Value of Expected Net Premiums	Nine Months Ended September 30, 2025
(in millions of U.S. dollars)	Term Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$1,523	$4,405	$11,626	$125	$17,679
Beginning balance at original discount rate	1,819	4,303	11,499	124	17,745
Effect of changes in cash flow assumptions	(56)	(65)	(389)	7	(503)
Effect of actual variances from expected experience	5	13	(213)	(1)	(196)
Adjusted beginning of period balance	1,768	4,251	10,897	130	17,046
Issuances	166	1,280	1,542	368	3,356
Interest accrual	43	107	413	8	571
Net premiums collected (1)	(188)	(1,192)	(1,145)	(115)	(2,640)
Other (including foreign exchange)	47	170	330	7	554
Ending balance at original discount rate	1,836	4,616	12,037	398	18,887
Effect of changes in discount rate assumptions	(253)	154	164	4	69
Balance – end of period	$1,583	$4,770	$12,201	$402	$18,956
(1)Net premiums collected represent the portion of gross premiums collected from policyholders that is used to fund expected benefit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Present Value of Expected Future Policy Benefits	Nine Months Ended September 30, 2025
(in millions of U.S. dollars)	Term Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$2,238	$12,057	$15,693	$647	$30,635
Beginning balance at original discount rate	2,647	11,242	15,652	601	30,142
Effect of changes in cash flow assumptions	(54)	(93)	(434)	13	(568)
Effect of actual variances from expected experience	9	11	(212)	—	(192)
Adjusted beginning of period balance	2,602	11,160	15,006	614	29,382
Issuances	166	1,280	1,542	368	3,356
Interest accrual	58	291	511	20	880
Benefit payments	(170)	(243)	(1,331)	(14)	(1,758)
Other (including foreign exchange)	74	394	430	25	923
Ending balance at original discount rate	2,730	12,882	16,158	1,013	32,783
Effect of changes in discount rate assumptions	(385)	820	101	36	572
Balance – end of period	$2,345	$13,702	$16,259	$1,049	$33,355

Liability for Future Policy Benefits, Life Insurance Segment	September 30, 2025
(in millions of U.S. dollars)	Term Life	Whole Life	A&H	Other	Total
Net liability for future policy benefits	$762	$8,932	$4,058	$647	$14,399
Deferred profit liability	309	1,744	231	69	2,353
Net liability for future policy benefits, before reinsurance recoverable	1,071	10,676	4,289	716	16,752
Less: Reinsurance recoverable on future policy benefits	101	48	123	1	273
Net liability for future policy benefits, after reinsurance recoverable	$970	$10,628	$4,166	$715	$16,479
Weighted average duration (years)	10.7	27.0	10.0	25.7	21.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Present Value of Expected Net Premiums	Nine Months Ended September 30, 2024
(in millions of U.S. dollars)	Term Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$1,590	$3,950	$10,432	$64	$16,036
Beginning balance at original discount rate	1,992	3,945	10,692	64	16,693
Effect of changes in cash flow assumptions	(140)	160	394	(4)	410
Effect of actual variances from expected experience	6	9	(126)	(1)	(112)
Adjusted beginning of period balance	1,858	4,114	10,960	59	16,991
Issuances	161	942	1,717	53	2,873
Interest accrual	45	91	424	3	563
Net premiums collected (1)	(183)	(852)	(1,105)	(27)	(2,167)
Other (including foreign exchange)	(10)	14	(158)	14	(140)
Ending balance at original discount rate	1,871	4,309	11,838	102	18,120
Effect of changes in discount rate assumptions	(287)	94	136	1	(56)
Balance – end of period	$1,584	$4,403	$11,974	$103	$18,064
(1)Net premiums collected represent the portion of gross premiums collected from policyholders that is used to fund expected benefit.

Present Value of Expected Future Policy Benefits	Nine Months Ended September 30, 2024
(in millions of U.S. dollars)	Term Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$2,254	$10,063	$14,650	$495	$27,462
Beginning balance at original discount rate	2,749	9,991	15,071	492	28,303
Effect of changes in cash flow assumptions	(137)	181	348	(5)	387
Effect of actual variances from expected experience	13	21	(127)	—	(93)
Adjusted beginning of period balance	2,625	10,193	15,292	487	28,597
Issuances	161	942	1,717	53	2,873
Interest accrual	59	240	519	11	829
Benefit payments	(173)	(260)	(1,186)	(14)	(1,633)
Other (including foreign exchange)	27	55	(188)	41	(65)
Ending balance at original discount rate	2,699	11,170	16,154	578	30,601
Effect of changes in discount rate assumptions	(390)	739	65	41	455
Balance – end of period	$2,309	$11,909	$16,219	$619	$31,056

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Liability for Future Policy Benefits, Life Insurance Segment	September 30, 2024
(in millions of U.S. dollars, except for years)	Term Life	Whole Life	A&H	Other	Total
Net liability for future policy benefits	$725	$7,506	$4,245	$516	$12,992
Deferred profit liability	276	1,120	194	32	1,622
Net liability for future policy benefits, before reinsurance recoverable	1,001	8,626	4,439	548	14,614
Less: Reinsurance recoverable on future policy benefits	109	45	112	—	266
Net liability for future policy benefits, after reinsurance recoverable	$892	$8,581	$4,327	$548	$14,348
Weighted average duration (years)	10.2	27.8	9.8	17.6	21.1

The following table presents a reconciliation of the roll-forwards above to the Future policy benefits liability presented in the Consolidated balance sheets.

	September 30
(in millions of U.S. dollars)	2025	2024
Net liability for future policy benefits, Life Insurance segment	$14,399	$12,992
Other (1)	1,536	1,389
Deferred profit liability	2,353	1,622
Liability for future policy benefits, per consolidated balance sheet	$18,288	$16,003
(1)Other business principally comprises certain Overseas General Insurance accident and health (A&H) policies and certain Chubb Life Re business.

In the third quarter of 2025 and 2024, we completed our annual actuarial assumptions review and made immaterial changes to the liability for future policy benefits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents the amount of undiscounted and discounted expected gross premiums and expected future policy benefit payments included in the Life Insurance segment:

	September 30	September 30
(in millions of U.S. dollars)	2025	2024
Term Life
Undiscounted expected future benefit payments	$4,498	$4,188
Undiscounted expected future gross premiums	6,844	6,669
Discounted expected future benefit payments	2,345	2,309
Discounted expected future gross premiums	4,609	4,504
Whole Life
Undiscounted expected future benefit payments	32,059	28,111
Undiscounted expected future gross premiums	11,115	10,363
Discounted expected future benefit payments	13,702	11,909
Discounted expected future gross premiums	9,180	8,404
A&H
Undiscounted expected future benefit payments	27,189	27,423
Undiscounted expected future gross premiums	40,031	40,183
Discounted expected future benefit payments	16,259	16,219
Discounted expected future gross premiums	24,049	23,655
Other
Undiscounted expected future benefit payments	1,900	1,046
Undiscounted expected future gross premiums	606	200
Discounted expected future benefit payments	1,049	619
Discounted expected future gross premiums	$567	$177

The following table presents the amount of revenue and interest recognized in the Consolidated statements of operations for the Life Insurance segment:

	Gross Premiums or Assessments		Interest Accretion
	Nine Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2025	2024	2025	2024
Life Insurance
Term Life	$542	$509	$15	$14
Whole Life	2,024	1,504	184	149
A&H	2,314	2,250	98	95
Other	157	42	12	8
Total	$5,037	$4,305	$309	$266

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents the weighted-average interest rates for the Life Insurance segment:

	Interest Accretion Rate		Current Discount Rate
	September 30		September 30
	2025	2024	2025	2024
Life Insurance
Term Life	3.0%	3.0%	5.7%	5.2%
Whole Life	3.4%	3.2%	4.1%	4.1%
A&H	4.2%	3.8%	5.8%	5.8%
Other	3.3%	2.7%	3.5%	3.8%

10. Policyholders' account balances, Separate accounts, and Unearned revenue liabilities

Policyholders' account balances
The following tables present a roll-forward of policyholders' account balances:

	Nine Months Ended September 30, 2025
(in millions of U.S. dollars)	Universal Life	Annuities (2)	Other (3)	Total
Balance – beginning of period	$1,809	$2,585	$2,354	$6,748
Premiums received	158	232	316	706
Policy charges (1)	(81)	—	(7)	(88)
Surrenders and withdrawals	(91)	(24)	(143)	(258)
Benefit payments (4)	(24)	(116)	(66)	(206)
Interest credited	35	36	59	130
Other (including foreign exchange)	77	49	43	169
Balance – end of period	$1,883	$2,762	$2,556	$7,201
Unearned revenue liability				760
Other (5)				578
Policyholders' account liability, per consolidated balance sheet				$8,539
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	Nine Months Ended September 30, 2024
(in millions of U.S. dollars)	Universal Life	Annuities (2)	Other (3)	Total
Balance – beginning of period	$1,876	$2,411	$2,502	$6,789
Premiums received	204	294	320	818
Policy charges (1)	(98)	—	(7)	(105)
Surrenders and withdrawals	(95)	(30)	(202)	(327)
Benefit payments (4)	(59)	(116)	(40)	(215)
Interest credited	38	29	41	108
Other (including foreign exchange)	3	20	(223)	(200)
Balance – end of period	$1,869	$2,608	$2,391	$6,868
Unearned revenue liability				712
Other (5)				556
Policyholders' account liability, per consolidated balance sheet				$8,136
(1)Contracts included in the policyholder account balances are generally charged a premium and/or monthly assessments on the basis of the account balance.
(2)Relates to Huatai Life.
(3)Primarily comprises policyholder account balances related to investment linked products including endowment and investment contracts, none of which bear significant insurance risk.
(4)Includes benefit payments upon maturity as well as death benefits.
(5)Primarily comprises unpaid dividends on certain participating policies.

	September 30
	2025			2024
(in millions of U.S. dollars, except for percentages)	Universal Life	Annuities	Other	Universal Life	Annuities	Other
Weighted-average crediting rate (1)	2.6%	1.8%	3.3%	2.7%	1.6%	2.7%
Net amount at risk (2)	$11,474	$30	$366	$12,648	$—	$440
Cash Surrender Value	$1,747	$1,827	$2,264	$1,699	$1,691	$2,091
(1)Calculated using actual interest credited for the nine months ended September 30, 2025 and 2024, respectively.
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

The following tables present the balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimum:

Universal Life

	September 30, 2025
(in millions of U.S. dollars)	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Guaranteed minimum crediting rates
Up to 2.00%	$480	$—	$51	$177	$708
2.01% – 4.00%	489	317	354	—	1,160
Greater than 4.00%	15	—	—	—	15
Total	$984	$317	$405	$177	$1,883

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	September 30, 2024
(in millions of U.S. dollars)	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Guaranteed minimum crediting rates
Up to 2.00%	$464	$—	$47	$92	$603
2.01% – 4.00%	249	371	633	—	1,253
Greater than 4.00%	13	—	—	—	13
Total	$726	$371	$680	$92	$1,869

Annuities

	September 30, 2025
(in millions of U.S. dollars)	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Guaranteed minimum crediting rates
Up to 2.00%	$118	$—	$1,675	$76	$1,869
2.01% – 4.00%	893	—	—	—	893
Greater than 4.00%	—	—	—	—	—
Total	$1,011	$—	$1,675	$76	$2,762

	September 30, 2024
(in millions of U.S. dollars)	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Guaranteed minimum crediting rates
Up to 2.00%	$72	$—	$1,645	$47	$1,764
2.01% – 4.00%	844	—	—	—	844
Greater than 4.00%	—	—	—	—	—
Total	$916	$—	$1,645	$47	$2,608

Other policyholders' account balances

	September 30, 2025
(in millions of U.S. dollars)	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Guaranteed minimum crediting rates
Up to 2.00%	$394	$6	$153	$434	$987
2.01% – 4.00%	1,517	52	—	—	1,569
Greater than 4.00%	—	—	—	—	—
Total	$1,911	$58	$153	$434	$2,556

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	September 30, 2024
(in millions of U.S. dollars)	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Guaranteed minimum crediting rates
Up to 2.00%	$349	$2	$214	$459	$1,024
2.01% – 4.00%	1,317	50	—	—	1,367
Greater than 4.00%	—	—	—	—	—
Total	$1,666	$52	$214	$459	$2,391

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

The following table presents the aggregate fair value of Separate account assets, by major security type:

	September 30	September 30
(in millions of U.S. dollars)	2025	2024
Cash and cash equivalents	$103	$75
Mutual funds	6,631	5,844
Fixed maturities	76	77
Total	$6,810	$5,996

The following table presents a roll-forward of separate account liabilities:

	Nine Months Ended
	September 30
(in millions of U.S. dollars)	2025	2024
Balance – beginning of period	$6,231	$5,573
Premiums and deposits	1,081	945
Policy charges	(122)	(118)
Surrenders and withdrawals	(745)	(666)
Benefit payments	(345)	(320)
Investment performance	320	625
Other (including foreign exchange)	390	(43)
Balance – end of period	$6,810	$5,996
Cash surrender value (1)	$6,327	$5,790
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

	Nine Months Ended
	September 30
(in millions of U.S. dollars)	2025	2024
Balance – beginning of period	$711	$673
Deferred revenue	101	106
Amortization	(58)	(54)
Other (including foreign exchange)	6	(13)
Balance – end of period	$760	$712

11. Market risk benefits

Our reinsurance programs covering variable annuity guarantees, comprising guaranteed living benefits (GLB) and guaranteed minimum death benefits (GMDB), meet the definition of Market risk benefits (MRB). The following table presents a roll-forward of MRB:

	Nine Months Ended September 30
(in millions of U.S. dollars)	2025	2024
Balance – beginning of period	$607	$771
Balance, beginning of period, before effect of changes in the instrument-specific credit risk	592	749
Interest rate changes	45	10
Effect of market movements (1)	(115)	(147)
Effect of changes in volatilities	19	9
Actual policyholder behavior different from expected behavior	34	55
Effect of changes in future expected policyholder behavior	101	87
Effect of timing and all other	(29)	(34)
Balance, end of period, before effect of changes in the instrument-specific credit risk	$647	$729
Effect of changes in the instrument-specific credit risk	19	19
Balance – end of period	$666	$748
Weighted-average age of policyholders (years)	74	74
Net amount at risk (2)	$1,385	$1,595
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

Excluded from the table above are MRB losses of $197 million and $258 million for the nine months ended September 30, 2025 and 2024, respectively, reported in the Consolidated statements of operations, relating to the market risk benefits' economic hedge and other net cash flows. There is no reinsurance recoverable associated with our liability for MRB.

In the third quarter of 2025 and 2024, we completed a review of policyholder behavior related to annuitizations, partial withdrawals, lapses, and mortality for our variable annuity reinsurance business. These refinements resulted in a net increase of approximately $101 million and $87 million to the MRB fair value, respectively, recognized as a Market risk benefits loss.

•We refreshed our partial withdrawal assumptions to include an additional year of experience and refined the withdrawal rates for policies with guaranteed values far in excess of their account values.
•We updated the annuitization assumptions to include an additional year of experience, refreshing treaty-based and age-based behavior assumptions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

•We updated the mortality and lapse assumptions to include an additional year of experience.

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

	Valuation Technique	Significant Unobservable Inputs	September 30, 2025		September 30, 2024
			Ranges	Weighted Average(1)	Ranges	Weighted Average(1)
MRB (1)	Actuarial model	Lapse rate	0.5% – 27.3%	3.2%	0.5% – 27.3%	3.4%
		Annuitization rate	0% – 100%	4.9%	0% – 100%	4.6%
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

12. Debt

a) Chubb INA senior notes
On August 6, 2025, Chubb INA issued $1.25 billion of 4.90 percent senior notes due August 2035.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

b) Foreign denominated debt

(i) Chubb INA CNY bonds
On August 6, 2025, Chubb INA issued a series of bonds denominated in Chinese yuan renminbi (CNY), guaranteed by Chubb Limited. The issuance comprises:
•1.0 billion CNY (approximately $139 million based on the foreign exchange rate at the date of issuance) aggregate principal amount of 2.50 percent bonds due 2030;
•1.5 billion CNY (approximately $209 million based on the foreign exchange rate at the date of issuance) aggregate principal amount of 2.75 percent bonds due 2035; and,
•2.0 billion CNY (approximately $279 million based on the foreign exchange rate at the date of issuance) aggregate principal amount of 3.05 percent bonds due 2055.

(ii) Chubb INA term loans
In April 2025, Chubb INA entered into a 1.8 billion Chinese yuan renminbi term loan (approximately $249 million based on the foreign exchange rate at the date of issuance) at 2.85 percent, due April 2028.

In July 2025, Chubb INA entered into a 2.1 billion Chinese yuan renminbi term loan (approximately $299 million based on the foreign exchange rate on the date of issuance) at 2.75 percent, due July 2028.

These term loans are guaranteed by Chubb Limited.
c) Commercial paper program
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

As of September 30, 2025, there was no commercial paper outstanding.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents the balance sheet location, fair value in an asset or (liability) position, and notional value/payment provision of our derivative instruments:

			September 30, 2025			December 31, 2024
	Consolidated Balance Sheet Location	Fair Value		Notional Amount/ Payment Provision	Fair Value		Notional Amount/ Payment Provision
(in millions of U.S. dollars)		Derivative Asset	Derivative (Liability)		Derivative Asset	Derivative (Liability)
Investment and embedded derivatives not designated as hedging instruments:
Foreign currency forward contracts	OA / (AP)	$18	$(169)	$4,695	$41	$(295)	$3,959
Options/Futures/Forward contracts on notes and bonds	OA / (AP)	4	(4)	1,096	—	(8)	449
Convertible securities (1)	FM AFS / ES	7	—	7	12	—	12
Total		$29	$(173)	$5,798	$53	$(303)	$4,420
Other derivative instruments:
Futures contracts on equities (2)	OA / (AP)	$—	$(11)	$909	$35	$—	$1,047
Other	OA / (AP)	5	(5)	435	—	(2)	211
Total		$5	$(16)	$1,344	$35	$(2)	$1,258
Derivatives designated as hedging instruments:
Cross-currency swaps - fair value hedges	OA / (AP)	$216	$—	$2,048	$103	$—	$1,579
Cross-currency swaps - net investment hedges	OA / (AP)	45	(183)	3,014	43	(116)	2,896
Total		$261	$(183)	$5,062	$146	$(116)	$4,475
(1)Includes fair value of embedded derivatives.
(2)Related to MRB book of business.

At September 30, 2025, and December 31, 2024, net derivative liabilities of $84 million and $199 million, respectively, included in the table above were subject to a master netting agreement. The remaining derivatives included in the table above were not subject to a master netting agreement.

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

(i) Fair value hedges

Cross-currency swaps
Chubb holds certain cross-currency swaps designated as fair value hedges. The objective of these cross-currency swaps is to hedge the foreign currency risk on €1.7 billion, or approximately $2.0 billion at September 30, 2025, of euro denominated debt by converting cash flows back into the U.S. dollar.

These hedges are carried at fair value, with changes in fair value recorded in Other comprehensive income (OCI). The gains or losses on the fair value hedges offsetting the foreign currency remeasurement on the hedged euro denominated senior notes are reclassified from OCI into Net realized gains (losses), and an additional portion is reclassified into Interest expense as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended		Nine Months Ended
	September 30		September 30
(pre-tax, in millions of U.S. dollars)	2025	2024	2025	2024
Gain (loss) recognized in OCI	$(17)	$42	$98	$(12)
Net realized gain (loss) reclassified from OCI	(9)	63	229	14
Interest expense reclassified from OCI	(5)	(3)	(14)	(11)
OCI gain (loss) after reclassifications	$(3)	$(18)	$(117)	$(15)

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

Foreign denominated debt
Chubb designated its foreign denominated Chinese yuan renminbi bonds and term loans issued in 2025 as non-derivative net investment hedges to mitigate the foreign currency exposure in the net investments of certain foreign subsidiaries. Changes in the carrying value of the debt attributable to foreign currency revaluation are recorded in CTA within OCI. These adjustments will remain in CTA until the underlying hedge subsidiary is deconsolidated or hedge accounting is discontinued. The carrying amount of non-derivative debt instruments designated as net investment hedges was $1.2 billion at September 30, 2025. Refer to Note 12 to the Consolidated Financial Statements for more information.

The following table presents the OCI impact of derivative and non-derivative net investment hedges:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(pre-tax, in millions of U.S. dollars)	2025	2024	2025	2024
Cross-currency swaps:
Gain (loss) recognized in OCI	$61	$(98)	$(53)	$(25)
Interest income reclassified from OCI	8	5	23	11
Total cross currency swaps	53	(103)	(76)	(36)
Foreign denominated debt:
Gain (loss) recognized in OCI	(11)	—	(17)	—
Total OCI gain (loss) after reclassifications	$42	$(103)	$(93)	$(36)

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2025	2024	2025	2024
Investment and embedded derivative instruments:
Foreign currency forward contracts	$(82)	$52	$51	$(28)
Options/Futures/Forward contracts on notes and bonds	(3)	12	(5)	30
Convertible securities (1)	—	2	—	4
Total investment and embedded derivative instruments	$(85)	$66	$46	$6
Other derivative instruments:
Futures contracts on equities (2)	$(59)	$(41)	$(94)	$(157)
Other	(9)	(2)	(14)	(7)
Total other derivative instruments	$(68)	$(43)	$(108)	$(164)
Total	$(153)	$23	$(62)	$(158)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents the carrying value of collateral held under securities lending agreements by investment category and remaining contractual maturity of the underlying agreements:

	Remaining contractual maturity
	September 30, 2025	December 31, 2024
(in millions of U.S. dollars)	Overnight and Continuous
Collateral held under securities lending agreements:
Cash	$986	$557
U.S. and local government securities	143	148
Non-U.S.	635	663
Corporate and asset-backed securities	34	49
Equity securities	101	28
Total	$1,899	$1,445
Gross amount of recognized liability for securities lending payable	$1,899	$1,445

At September 30, 2025, and December 31, 2024, our repurchase agreement obligations of $3,360 million and $2,731 million, respectively, were fully collateralized. In contrast to securities lending programs, the use of cash received is not restricted for the repurchase obligations. The fair value of the underlying securities sold remains in Fixed maturities available-for-sale or Other investments, and the repurchase agreement obligation is recorded in Repurchase agreements in the Consolidated balance sheets.

The following table presents the carrying value of collateral pledged under repurchase agreements by investment category and remaining contractual maturity of the underlying agreements:

	Remaining contractual maturity
	September 30, 2025				December 31, 2024
	Up to 30 Days	30-90 Days	Greater than 90 Days	Total	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
(in millions of U.S. dollars)
Collateral pledged under repurchase agreements:
Cash	$—	$1	$—	$1	$—	$19	$2	$21
Non-U.S.	1,544	—	—	1,544	1,387	—	—	1,387
U.S. and local government securities	—	104	—	104	—	—	104	104
Mortgage-backed securities	969	944	18	1,931	—	454	924	1,378
Total	$2,513	$1,049	$18	$3,580	$1,387	$473	$1,030	$2,890
Gross amount of recognized liabilities for repurchase agreements				$3,360				$2,731
Difference (1)				$220				$159
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

e) Fixed maturities
At September 30, 2025, and December 31, 2024, commitments to purchase fixed income securities over the next several years were $1.4 billion and $1.3 billion, respectively.

f) Private equities
Private equities in the Consolidated balance sheets are investments in limited partnerships and partially-owned investment companies. At September 30, 2025, private equities with a carrying value of $16.4 billion had commitments that could require funding of up to $6.4 billion over the next several years. At December 31, 2024, these investments had a carrying value of $14.5 billion with commitments of up to $6.4 billion. The remaining private equities had no funding commitments.

g) Income taxes
At September 30, 2025, $76 million of unrecognized tax benefits remain outstanding. It is reasonably possible that, over the next twelve months, the amount of unrecognized tax benefits may change resulting from the re-evaluation of unrecognized tax benefits arising from examinations by taxing authorities, settlements, and the lapses of statutes of limitations. With few exceptions, Chubb is no longer subject to income tax examinations for years before 2012.

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

i) Lease commitments
At September 30, 2025, and December 31, 2024, the right-of-use asset was $1,044 million and $824 million, respectively, recorded within Other assets, and the lease liability was $1,183 million and $942 million, respectively, recorded within Accounts payable, accrued expenses, and other liabilities on the Consolidated balance sheets. These leases consist principally of real estate operating leases that are amortized on a straight-line basis over the term of the lease, which expire at various dates.

14. Shareholders’ equity

All of Chubb’s Common Shares are authorized under Swiss corporate law. Though the par value of Common Shares is stated in Swiss francs, Chubb continues to use U.S. dollars as its reporting currency for preparing the Consolidated Financial Statements. Under Swiss corporate law, dividends, including distributions from legal reserves or through a reduction in par value (par value reduction), must be stated in Swiss francs though dividend payments are made by Chubb in U.S. dollars. At September 30, 2025, our Common Shares had a par value of CHF 0.50 per share.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents dividend distributions per Common Share in Swiss francs (CHF) and U.S. dollars (USD):

	Three Months Ended				Nine Months Ended
	September 30				September 30
	2025		2024		2025		2024
	CHF	USD	CHF	USD	CHF	USD	CHF	USD
Total dividend distributions per common share	0.78	$0.97	0.78	$0.91	2.40	$2.85	2.35	$2.68
Increases in Common Shares in treasury are due to open market repurchases of Common Shares and the surrender of Common Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock and the forfeiture of unvested restricted stock. Decreases in Common Shares in treasury are principally due to grants of restricted stock, exercises of stock options, purchases under the Employee Stock Purchase Plan (ESPP), and share cancellations. At our May 2024 annual general meeting, held on May 16, 2024, our shareholders approved the cancellation of 11,825,600 shares purchased under our share repurchase programs during 2023. The capital reduction was subject to publication requirements and became effective in accordance with Swiss law on May 21, 2024. On March 7, 2025, Chubb completed a share capital reduction by means of cancellation of 7,518,565 Common Shares purchased under our share repurchase program during 2024. The capital reduction was completed in accordance with the capital band provision for authorized share capital increases and reductions by the Board set forth in the Articles of Association. During the nine months ended September 30, 2025, 8,121,824 shares were repurchased, 7,518,565 shares were canceled, and 1,742,599 net shares were issued under employee share-based compensation plans. At September 30, 2025, 17,782,983 Common Shares remain in treasury.

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

	Three Months Ended		Nine Months Ended		October 1, 2025 through October 24, 2025
	September 30		September 30
(in millions of U.S. dollars, except share data)	2025	2024	2025	2024
Number of shares repurchased	4,436,315	1,441,607	8,121,824	4,915,964	1,000,000
Cost of shares repurchased	$1,232	$413	$2,293	$1,299	$282
Repurchase authorization remaining at end of period	$3,783	$2,400	$3,783	$2,400	$3,502

The following table presents changes in accumulated other comprehensive income (loss):

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2025	2024	2025	2024
Accumulated other comprehensive income (loss) (AOCI)
Net unrealized appreciation (depreciation) on investments
Balance – beginning of period, net of tax	$(2,772)	$(5,301)	$(4,552)	$(4,177)
Change in period, before reclassification from AOCI (before tax)	837	3,419	2,598	2,139
Amounts reclassified from AOCI (before tax)	31	40	157	154
Change in period, before tax	868	3,459	2,755	2,293
Income tax expense	(52)	(198)	(163)	(149)
Total other comprehensive income	816	3,261	2,592	2,144
Noncontrolling interests, net of tax	(16)	2	(20)	9
Balance – end of period, net of tax	(1,940)	(2,042)	(1,940)	(2,042)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2025	2024	2025	2024
Accumulated other comprehensive income (loss) (AOCI) - continued
Current discount rate on liability for future policy benefits
Balance – beginning of period, net of tax	(746)	66	(539)	51
Change in period, before tax	305	(672)	53	(672)
Income tax benefit	26	36	47	14
Total other comprehensive income (loss)	331	(636)	100	(658)
Noncontrolling interests, net of tax	47	(43)	23	(80)
Balance – end of period, net of tax	(462)	(527)	(462)	(527)
Instrument-specific credit risk on market risk benefits
Balance – beginning of period, net of tax	(12)	(13)	(16)	(22)
Change in period, before tax	(9)	(8)	(4)	2
Income tax benefit	2	1	1	—
Total other comprehensive income (loss)	(7)	(7)	(3)	2
Noncontrolling interests, net of tax	—	—	—	—
Balance – end of period, net of tax	(19)	(20)	(19)	(20)
Cumulative foreign currency translation adjustment
Balance – beginning of period, net of tax	(2,919)	(3,342)	(4,025)	(2,945)
Change in period, before reclassification from AOCI (before tax)	136	450	1,306	6
Amounts reclassified from AOCI (before tax)	(8)	(5)	(23)	(11)
Change in period, before tax	128	445	1,283	(5)
Income tax (expense) benefit	(17)	7	(26)	19
Total other comprehensive income	111	452	1,257	14
Noncontrolling interests, net of tax	49	62	89	21
Balance – end of period, net of tax	(2,857)	(2,952)	(2,857)	(2,952)
Fair value hedging instruments
Balance – beginning of period, net of tax	(40)	(11)	50	(13)
Change in period, before reclassification from AOCI (before tax)	(17)	42	98	(12)
Amounts reclassified from AOCI (before tax)	14	(60)	(215)	(3)
Change in period, before tax	(3)	(18)	(117)	(15)
Income tax benefit	—	4	24	3
Total other comprehensive loss	(3)	(14)	(93)	(12)
Noncontrolling interests, net of tax	—	—	—	—
Balance – end of period, net of tax	(43)	(25)	(43)	(25)
Postretirement benefit liability adjustment
Balance – beginning of period, net of tax	431	297	438	297
Change in period, before tax	(3)	(1)	(10)	(2)
Income tax benefit	1	—	1	1
Total other comprehensive loss	(2)	(1)	(9)	(1)
Noncontrolling interests, net of tax	—	—	—	—
Balance – end of period, net of tax	429	296	429	296
Accumulated other comprehensive loss	$(4,892)	$(5,270)	$(4,892)	$(5,270)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents reclassifications from accumulated other comprehensive income (loss) to the Consolidated statements of operations:

	Three Months Ended		Nine Months Ended		Consolidated Statement of Operations Location
	September 30		September 30
(in millions of U.S. dollars)	2025	2024	2025	2024
Fixed maturities available-for-sale	$(31)	$(40)	$(157)	$(154)	Net realized gains (losses)
Income tax (expense) benefit	(11)	17	17	41	Income tax expense
	$(42)	$(23)	$(140)	$(113)	Net income
Cumulative foreign currency translation adjustment
Cross-currency swaps	$8	$5	$23	$11	Interest expense
Income tax expense	(2)	(1)	(5)	(2)	Income tax expense
	$6	$4	$18	$9	Net income
Net gains (losses) of fair value hedging instruments
Cross-currency swaps	$(9)	$63	$229	$14	Net realized gains (losses)
Cross-currency swaps	(5)	(3)	(14)	(11)	Interest expense
Income tax (expense) benefit	3	(12)	(45)	—	Income tax expense
	$(11)	$48	$170	$3	Net income
Total amounts reclassified from AOCI	$(47)	$29	$48	$(101)

15. Share-based compensation

The Chubb Limited 2016 Long-Term Incentive Plan, as amended and restated (the Amended 2016 LTIP), permits grants of both incentive and non-qualified stock options principally at an option price per share equal to the grant date fair value of Chubb's Common Shares. Stock options are generally granted with a 3-year vesting period and a 10-year term. Stock options typically vest in equal annual installments over the respective vesting period, which is also the requisite service period. On March 3, 2025, Chubb granted 1,253,605 stock options with a weighted-average grant date fair value of $74.75 each. The fair value of the options issued is estimated on the grant date using the Black-Scholes option pricing model.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

16. Postretirement benefits

The components of net pension and other postretirement benefit costs (benefits) reflected in Net income in the Consolidated statements of operations were as follows:

	Pension Benefit Plans				Other Postretirement Benefit Plans
	2025		2024		2025	2024
Three Months Ended September 30	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
(in millions of U.S. dollars)
Service cost	$—	$2	$—	$2	$—	$—
Non-service cost (benefit):
Interest cost	34	9	33	9	—	—
Expected return on plan assets	(62)	(15)	(61)	(13)	(1)	—
Amortization of net actuarial (gain) loss	(2)	1	—	—	—	(1)
Amortization of prior service cost	—	—	—	—	—	—
Settlements	—	—	1	—	—	—
Total non-service cost (benefit)	(30)	(5)	(27)	(4)	(1)	(1)
Net periodic benefit cost (benefit)	$(30)	$(3)	$(27)	$(2)	$(1)	$(1)

	Pension Benefit Plans				Other Postretirement Benefit Plans
	2025		2024		2025	2024
Nine Months Ended September 30	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
(in millions of U.S. dollars)
Service cost	$—	$6	$—	$7	$—	$—
Non-service cost (benefit):
Interest cost	101	27	100	27	1	1
Expected return on plan assets	(187)	(42)	(183)	(38)	(2)	(2)
Amortization of net actuarial (gain) loss	(6)	1	(1)	1	(2)	(2)
Amortization of prior service cost	—	—	—	—	—	—
Settlements	—	—	1	—	—	—
Total non-service cost (benefit)	(92)	(14)	(83)	(10)	(3)	(3)
Net periodic benefit cost (benefit)	$(92)	$(8)	$(83)	$(3)	$(3)	$(3)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The line items in which the service cost and non-service cost (benefit) components of net periodic cost (benefit) are included in the Consolidated statements of operations were as follows:

	Pension Benefit Plans		Other Postretirement Benefit Plans
Three Months Ended September 30	2025	2024	2025	2024
(in millions of U.S. dollars)
Service cost:
Losses and loss expenses	$—	$—	$—	$—
Administrative expenses	2	2	—	—
Total service cost	2	2	—	—
Non-service cost (benefit):
Losses and loss expenses	(3)	(3)	—	—
Administrative expenses	(32)	(28)	(1)	(1)
Total non-service cost (benefit)	(35)	(31)	(1)	(1)
Net periodic benefit cost (benefit)	$(33)	$(29)	$(1)	$(1)

	Pension Benefit Plans		Other Postretirement Benefit Plans
Nine Months Ended September 30	2025	2024	2025	2024
(in millions of U.S. dollars)
Service cost:
Losses and loss expenses	$—	$—	$—	$—
Administrative expenses	6	7	—	—
Total service cost	6	7	—	—
Non-service cost (benefit):
Losses and loss expenses	(10)	(9)	—	—
Administrative expenses	(96)	(84)	(3)	(3)
Total non-service cost (benefit)	(106)	(93)	(3)	(3)
Net periodic benefit cost (benefit)	$(100)	$(86)	$(3)	$(3)

17. Other income and expense

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2025	2024	2025	2024
Equity in net income (loss) of partially-owned entities	$40	$343	$779	$621
Gains (losses) from fair value changes in separate account assets	(9)	(30)	(31)	(9)
Asset management and performance fee revenue	61	53	174	163
Asset management and performance fee expense	(41)	(34)	(113)	(102)
Federal excise and capital taxes	(7)	(7)	(18)	(16)
Other	(1)	—	(10)	(31)
Total	$43	$325	$781	$626

Equity in net income of partially-owned entities includes our share of net income or loss, both underlying operating income and mark-to-market movement, related to partially-owned investment companies (private equity) where we own more than three percent, and partially-owned insurance companies. This line item includes mark-to-market gains (losses) on private equities of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

$(84) million and $429 million for the three and nine months ended September 30, 2025, respectively, and $211 million and $318 million, respectively, for the prior year periods.
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

The following tables present the Statement of Operations by segment:

For the Three Months Ended September 30, 2025 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Total
Net premiums written	$5,663	$1,814	$1,458	$3,695	$304	$1,932	$14,866
Net premiums earned	5,080	1,741	1,495	3,803	315	1,925	14,359
Losses and loss expenses	3,083	713	1,224	1,707	139	31
Policy benefits	—	—	—	119	—	1,303
Policy acquisition costs	708	339	86	975	96	359
Administrative expenses	348	82	5	368	9	213
Underwriting income	941	607	180	634	71	NM
Net investment income	978	123	20	288	100	284
Other (income) expense	10	1	—	8	—	(31)
Amortization of purchased intangibles	1	2	6	20	—	10
Segment income	$1,908	$727	$194	$894	$171	$324	$4,218
Net realized gains (losses)							283
Market risk benefits gains (losses)							(142)
Interest expense							197
Integration expenses							1
Corporate underwriting loss							(174)
Corporate net investment loss							(18)
Corporate other (income) expense							87
Corporate amortization of purchased intangibles							36
Other reclassification							48
Income before income tax							$3,894
NM – not meaningful. Underwriting income is not used as a basis for segment performance for the Life Insurance segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

For the Three Months Ended September 30, 2024 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Total
Net premiums written	$5,500	$1,679	$1,379	$3,367	$352	$1,552	$13,829
Net premiums earned	5,110	1,577	1,419	3,421	316	1,530	13,373
Losses and loss expenses	3,391	879	1,193	1,631	200	32
Policy benefits	—	—	—	120	—	989
Policy acquisition costs	689	315	88	852	89	291
Administrative expenses	338	88	2	340	9	213
Underwriting income	692	295	136	478	18	NM
Net investment income	931	112	20	286	64	250
Other (income) expense	6	1	1	5	—	(39)
Amortization of purchased intangibles	2	3	5	21	—	10
Segment income	$1,615	$403	$150	$738	$82	$284	$3,272
Net realized gains (losses)							198
Market risk benefits gains (losses)							(230)
Interest expense							192
Integration expenses							7
Corporate underwriting loss							(162)
Corporate net investment loss							(28)
Corporate other (income) expense							(202)
Corporate amortization of purchased intangibles							40
Other reclassification							(19)
Income before income tax							$2,994
NM – not meaningful. Underwriting income is not used as a basis for segment performance for the Life Insurance segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

For the Nine Months Ended September 30, 2025 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Total
Net premiums written	$16,173	$5,304	$2,467	$11,218	$1,092	$5,454	$41,708
Net premiums earned	15,245	4,996	2,258	10,554	1,021	5,410	39,484
Losses and loss expenses	9,372	3,628	1,799	4,893	513	77
Policy benefits	—	—	—	361	—	3,715
Policy acquisition costs	2,132	1,001	151	2,725	294	988
Administrative expenses	1,049	251	9	1,067	29	614
Underwriting income	2,692	116	299	1,508	185	NM
Net investment income	2,845	361	63	847	255	829
Other (income) expense	26	2	1	19	—	(103)
Amortization of purchased intangibles	4	6	18	58	—	28
Segment income	$5,507	$469	$343	$2,278	$440	$920	$9,957
Net realized gains (losses)							327
Market risk benefits gains (losses)							(251)
Interest expense							559
Integration expenses							3
Corporate underwriting loss							(469)
Corporate net investment loss							(74)
Corporate other (income) expense							(408)
Corporate amortization of purchased intangibles							110
Other reclassification							48
Income before income tax							$9,274
NM – not meaningful. Underwriting income is not used as a basis for segment performance for the Life Insurance segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

For the Nine Months Ended September 30, 2024 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Total
Net premiums written	$15,690	$4,911	$2,386	$10,536	$1,122	$4,765	$39,410
Net premiums earned	14,890	4,560	2,173	9,966	950	4,709	37,248
Losses and loss expenses	9,640	2,654	1,785	4,728	492	86
Policy benefits	—	—	—	312	—	3,090
Policy acquisition costs	2,037	914	154	2,517	250	885
Administrative expenses	993	262	7	1,019	29	638
Underwriting income	2,220	730	227	1,390	179	NM
Net investment income	2,620	322	62	836	179	738
Other (income) expense	28	—	1	14	—	(111)
Amortization of purchased intangibles	2	7	18	61	—	31
Segment income	$4,810	$1,045	$270	$2,151	$358	$828	$9,462
Net realized gains (losses)							201
Market risk benefits gains (losses)							(238)
Interest expense							552
Integration expenses							21
Corporate underwriting loss							(471)
Corporate net investment loss							(86)
Corporate other (income) expense							(263)
Corporate amortization of purchased intangibles							122
Other reclassification							(100)
Income before income tax							$8,336
NM – not meaningful. Underwriting income is not used as a basis for segment performance for the Life Insurance segment.

Underwriting assets are reviewed in total by management for purposes of decision-making. Other than certain insurance related balances, Goodwill and Other intangible assets, Chubb does not allocate assets to its segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

19. Earnings per share

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars, except share and per share data)	2025	2024	2025	2024
Numerator:
Net income	$3,107	$2,490	$7,449	$7,000
Net income (loss) attributable to noncontrolling interests	306	166	349	303
Net income attributable to Chubb	$2,801	$2,324	$7,100	$6,697
Denominator:
Denominator for basic earnings per share attributable to Chubb:
Weighted-average shares outstanding	397,336,568	403,831,412	399,289,363	404,700,118
Denominator for diluted earnings per share attributable to Chubb:
Share-based compensation plans	3,532,323	4,047,315	3,902,807	4,191,655
Weighted-average shares outstanding and assumed conversions	400,868,891	407,878,727	403,192,170	408,891,773
Basic earnings per share attributable to Chubb	$7.05	$5.75	$17.78	$16.55
Diluted earnings per share attributable to Chubb	$6.99	$5.70	$17.61	$16.38
Potential anti-dilutive share conversions	1,631,069	1,330,590	1,819,681	1,080,371

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of our results of operations, financial condition, and liquidity and capital resources as of and for the three and nine months ended September 30, 2025.

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

Overview
Chubb Limited is the Swiss-incorporated holding company of the Chubb Group of Companies. Chubb Limited, which is headquartered in Zurich, Switzerland, and its direct and indirect subsidiaries (collectively, the Chubb Group of Companies, Chubb, we, us, or our) are a global insurance and reinsurance organization, serving the needs of a diverse group of clients worldwide. At September 30, 2025, we had total assets of $270 billion and total Chubb shareholders’ equity, which excludes noncontrolling interests, of $72 billion. Chubb was incorporated in 1985 at which time it opened its first business office in Bermuda and continues to maintain operations in Bermuda. We operate through six business segments: North America Commercial P&C Insurance, North America Personal P&C Insurance, North America Agricultural Insurance, Overseas General Insurance, Global Reinsurance, and Life Insurance. For more information on our segments refer to “Segment Information” under Item 1 in our 2024 Form 10-K.

Consolidated Operating Results – Three and Nine Months Ended September 30, 2025 and 2024

	Three Months Ended			Nine Months Ended
	September 30		% Change	September 30		% Change
(in millions of U.S. dollars, except for percentages)	2025	2024	Q-25 vs. Q-24	2025	2024	YTD-25 vs. YTD-24
Net premiums written	$14,866	$13,829	7.5%	$41,708	$39,410	5.8%
Net premiums written - constant dollars (1)			6.8%			6.6%
Net premiums earned	14,359	13,373	7.4%	39,484	37,248	6.0%
Net investment income	1,648	1,508	9.3%	4,777	4,367	9.4%
Net realized gains (losses)	283	198	43.2%	327	201	62.8%
Market risk benefits gains (losses)	(142)	(230)	(38.6)%	(251)	(238)	5.5%
Total revenues	16,148	14,849	8.8%	44,337	41,578	6.6%
Losses and loss expenses	6,951	7,383	(5.9)%	20,419	19,541	4.5%
Policy benefits	1,372	1,099	24.7%	4,005	3,498	14.5%
Policy acquisition costs	2,563	2,324	10.3%	7,291	6,757	7.9%
Administrative expenses	1,138	1,094	4.0%	3,343	3,258	2.6%
Interest expense	197	192	2.6%	559	552	1.2%
Other (income) expense	(43)	(325)	(86.9)%	(781)	(626)	24.6%
Amortization of purchased intangibles	75	81	(7.4)%	224	241	(7.0)%
Integration expenses	1	7	(80.8)%	3	21	(86.0)%
Total expenses	12,254	11,855	3.4%	35,063	33,242	5.5%
Income before income tax	3,894	2,994	30.0%	9,274	8,336	11.2%
Income tax expense	787	504	56.1%	1,825	1,336	36.6%
Net income	$3,107	$2,490	24.7%	$7,449	$7,000	6.4%
Net income attributable to noncontrolling interests	306	166	83.4%	349	303	15.2%
Net income attributable to Chubb	$2,801	$2,324	20.5%	$7,100	$6,697	6.0%
(1)     On a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency exchange rates as the comparable current period.

Financial Highlights for the Three Months Ended September 30, 2025

•Net income attributable to Chubb was $2.8 billion compared with $2.3 billion in the prior year period. Net income in the current year quarter was primarily driven by double-digit growth in both P&C underwriting income and Life segment income and higher net investment income.

•Consolidated net premiums written were $14.87 billion, up 7.5 percent, or 6.8 percent in constant dollars.

•P&C net premiums written were $12.93 billion, up 5.3 percent, or 4.7 percent in constant dollars, with commercial insurance up 2.9 percent and consumer insurance up 10.1 percent in constant dollars. Overall growth in commercial lines reflects strong new business and retention highlighted by middle market and small commercial P&C, excess and surplus (E&S), crop insurance, large account casualty, and financial lines. Consumer insurance growth reflects strong new business and retention, including positive rate and exposure increases. The increase in P&C net premiums was partially offset by two non-recurring items that benefited the prior year quarter in the North America commercial P&C segment, which unfavorably impacted growth by 1.5 percentage points.

•Life Insurance net premiums written were $1.9 billion, up 24.6 percent, or 23.5 percent in constant dollars, due to growth in international life of 25.1 percent in constant dollars, predominantly in North Asia, and Combined North America of 18.1 percent, primarily driven by worksite business. Growth includes $126 million from a one-

time large transaction in New Zealand. Life Insurance segment income was $324 million, up 14.2 percent, or 13.9 percent in constant dollars.

•Pre-tax net investment income was $1.65 billion, up 9.3 percent compared to $1.5 billion in the prior year period, primarily due to higher average invested assets.

•Operating cash flow was $3.6 billion.

Net Premiums Written	Three Months Ended September 30			% Change	Nine Months Ended September 30			% Change
(in millions of U.S. dollars, except for percentages)	2025	2024	Q-25 vs. Q-24	C$ Q-25 vs. Q-24	2025	2024	YTD-25 vs. YTD-24	C$ YTD-25 vs. YTD-24
Property and other short-tail lines	$2,428	$2,314	4.9%	4.4%	$7,683	$7,389	4.0%	4.5%
Commercial casualty	2,627	2,548	3.1%	2.4%	7,268	6,913	5.1%	5.2%
Financial lines	1,349	1,249	8.0%	7.2%	3,706	3,594	3.1%	3.4%
Workers' compensation	537	539	(0.2)%	(0.2)%	1,722	1,727	(0.3)%	(0.3)%
Commercial multiple peril (1)	462	433	6.8%	6.8%	1,359	1,229	10.6%	10.6%
Surety	203	188	7.5%	8.2%	628	572	9.7%	13.1%
Total Commercial P&C lines	7,606	7,271	4.6%	4.1%	22,366	21,424	4.4%	4.8%

Agriculture	1,458	1,379	5.6%	5.6%	2,467	2,386	3.4%	3.4%

Personal homeowners	1,403	1,287	9.1%	9.0%	3,958	3,707	6.8%	7.1%
Personal automobile	780	624	24.9%	25.2%	2,192	1,880	16.6%	22.0%
Personal other	538	509	5.7%	3.0%	1,705	1,594	7.0%	6.8%
Total Personal lines	2,721	2,420	12.4%	11.9%	7,855	7,181	9.4%	10.8%

Global A&H - P&C	845	855	(1.2)%	(3.8)%	2,474	2,532	(2.3)%	(2.0)%

Reinsurance lines	304	352	(13.5)%	(13.8)%	1,092	1,122	(2.6)%	(2.7)%
Total Property and Casualty lines	12,934	12,277	5.3%	4.7%	36,254	34,645	4.6%	5.2%

Life Insurance	1,932	1,552	24.6%	23.5%	5,454	4,765	14.5%	17.0%
Total consolidated	$14,866	$13,829	7.5%	6.8%	$41,708	$39,410	5.8%	6.6%
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

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2025	2024	2025	2024
Net catastrophe losses	$285	$765	$2,556	$1,780
Favorable prior period development	$361	$244	$865	$643

Catastrophe losses through September 30, 2025 and 2024, were primarily from the following events:
•2025: California wildfire losses of $1.47 billion; flooding in the U.S., hail, tornadoes, wind events; global earthquakes, principally in Thailand; and winter storm losses.
◦Total North America P&C Insurance catastrophe losses were $237 million and $2.1 billion for the three and nine months ended September 30, 2025, respectively.
◦Total Overseas General catastrophe losses were $42 million and $349 million for the three and nine months ended September 30, 2025, respectively.
•2024: Severe weather-related events in the U.S. and internationally.
◦Total North America P&C Insurance catastrophe losses were $599 million and $1.4 billion for the three and nine months ended September 30, 2024, respectively.
◦Total Overseas General catastrophe losses were $103 million and $286 million for the three and nine months ended September 30, 2024, respectively.

Pre-tax net favorable PPD for the three months ended September 30, 2025, was $422 million in our active companies, including net favorable development of $460 million in short-tail lines and net unfavorable development of $38 million in long-tail lines. Net favorable development for short-tail lines is driven by property lines. Net unfavorable development for long-tail lines primarily relates to casualty lines, partially offset by favorable development in workers' compensation. Our corporate run-off portfolio had adverse development of $61 million, primarily driven by adverse development for environmental-related claims.

Pre-tax net favorable PPD for the nine months ended September 30, 2025, was $1.0 billion in our active companies, including net favorable development of $1.05 billion in short-tail lines and net adverse development of $42 million in long-tail lines. Net favorable development for short-tail lines primarily includes surety, property, and marine lines. Net adverse development for long-tail lines reflects favorable development primarily in workers' compensation offset by adverse development in general casualty lines. Our corporate run-off portfolio had adverse development of $144 million, primarily driven by adverse development for environmental and molestation-related claims.

Pre-tax net favorable PPD for the three months ended September 30, 2024, was $299 million in our active companies, including net favorable development of $358 million in short-tail lines and net adverse development of $59 million in long-tail lines. Net favorable development for short-tail lines primarily includes property and marine lines. Net adverse development for long-tail lines reflects favorable development primarily in workers' compensation offset by adverse development in general casualty lines. Our corporate run-off portfolio had adverse development of $55 million, primarily driven by adverse development for environmental-related claims.

Pre-tax net favorable PPD for the nine months ended September 30, 2024, was $800 million in our active companies, principally in short-tail property and marine lines. Our corporate run-off portfolio had adverse development of $157 million, primarily driven by adverse development for environmental and molestation-related claims.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2025	2024	2025	2024
Combined ratio:
Loss and loss expense ratio	56.7%	63.1%	60.8%	60.8%
Policy acquisition cost ratio	17.7%	17.2%	18.5%	18.0%
Administrative expense ratio	7.4%	7.4%	8.0%	8.1%
P&C Combined ratio	81.8%	87.7%	87.3%	86.9%
Catastrophe losses	(2.3)%	(6.4)%	(7.4)%	(5.5)%
Prior period development	3.0%	2.1%	2.5%	2.0%
P&C CAY combined ratio excluding catastrophe losses	82.5%	83.4%	82.4%	83.4%

The P&C combined ratio decreased for the three months ended September 30, 2025, reflecting lower catastrophe losses and higher favorable prior period development, and the impact of a large structured transaction that had an unfavorable impact to the ratio in the prior year period. The P&C combined ratio increased for the nine months ended September 30, 2025, reflecting California wildfire losses of $1.47 billion, including the unfavorable impact of $37 million of net ceded reinstatement premiums on the expense ratio (i.e., lower premium resulting in a higher expense ratio). The increase was partially offset by higher favorable prior period development.

The P&C CAY combined ratio excluding catastrophe losses decreased for the three and nine months ended September 30, 2025, reflecting lower losses, partially offset by an increase in the policy acquisition cost ratio from changes in mix of business.

Refer to the respective sections that follow for a discussion of Net investment income, Other (income) expense, Net realized gains (losses), Interest expense, Amortization of purchased intangibles, and Income tax expense.

Segment Operating Results – Three and Nine Months Ended September 30, 2025 and 2024
We operate through six business segments: North America Commercial P&C Insurance, North America Personal P&C Insurance, North America Agricultural Insurance, Overseas General Insurance, Global Reinsurance, and Life Insurance. For more information on our segments refer to “Segment Information” under Item 1 in our 2024 Form 10-K.

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

	Three Months Ended				Nine Months Ended
	September 30		% Change		September 30		% Change
(in millions of U.S. dollars, except for percentages)	2025	2024	Q-25 vs. Q-24		2025	2024	YTD-25 vs. YTD-24
Net premiums written	$5,663	$5,500	2.9%		$16,173	$15,690	3.1%
Net premiums earned	5,080	5,110	(0.6)%		15,245	14,890	2.4%
Losses and loss expenses	3,083	3,391	(9.1)%		9,372	9,640	(2.8)%
Policy acquisition costs	708	689	2.8%		2,132	2,037	4.7%
Administrative expenses	348	338	2.9%		1,049	993	5.6%
Underwriting income	941	692	35.9%		2,692	2,220	21.2%
Net investment income	978	931	5.2%		2,845	2,620	8.6%
Other (income) expense	10	6	54.7%		26	28	(6.2)%
Amortization of purchased intangibles	1	2	(50.0)%		4	2	125.0%
Segment income	$1,908	$1,615	18.1%		$5,507	$4,810	14.5%
Combined ratio:
Loss and loss expense ratio	60.7%	66.4%	(5.7)	pts	61.5%	64.7%	(3.2)	pts
Policy acquisition cost ratio	13.9%	13.5%	0.4	pts	14.0%	13.7%	0.3	pts
Administrative expense ratio	6.9%	6.6%	0.3	pts	6.8%	6.7%	0.1	pts
Combined ratio	81.5%	86.5%	(5.0)	pts	82.3%	85.1%	(2.8)	pts
Catastrophe losses	(1.4)%	(6.6)%	5.2	pts	(2.9)%	(5.5)%	2.6	pts
Prior period development	0.7%	0.9%	(0.2)	pts	1.7%	1.6%	0.1	pts
CAY combined ratio excluding catastrophe losses	80.8%	80.8%	—	pts	81.1%	81.2%	(0.1)	pts

The following table provides the net premiums written by Major Accounts & Specialty, comprising large corporate accounts and wholesale business, and Commercial, principally comprising middle market and small commercial accounts.

Production by Size - Net premiums written	Three Months Ended			Nine Months Ended
	September 30		% Change	September 30		% Change
(in millions of U.S. dollars, except for percentages)	2025	2024	Q-25 vs. Q-24	2025	2024	YTD-25 vs. YTD-24
Major Accounts & Specialty	$3,379	$3,296	2.5%	$9,688	$9,599	0.9%
Commercial	2,284	2,204	3.6%	6,485	6,091	6.5%
Total	$5,663	$5,500	2.9%	$16,173	$15,690	3.1%

Net Catastrophe Losses and Prior Period Development	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2025	2024	2025	2024
Net catastrophe losses	$72	$340	$455	$828
Favorable prior period development	$26	$39	$246	$231
Refer to Note 8 to the Consolidated Financial Statements for detail on prior period development.

Premiums
Net premiums written increased $163 million, or 2.9 percent, for the three months ended September 30, 2025, and includes a 3.4 percentage point unfavorable impact of two non-recurring items that benefited the prior year quarter. Middle market and small commercial grew 3.6 percent, including a 3.3 percentage point unfavorable impact of lower workers’ compensation annual payroll-related audit premium adjustments, which are made in the third quarter every year. Major accounts and specialty were up 2.5 percent, and includes a 3.4 percent unfavorable impact from a one-off structured transaction which occurred in 2024, with E&S up 6.6 percent.

Net premiums written increased $483 million, or 3.1 percent, for the nine months ended September 30, 2025, which includes P&C lines growth of 2.9 percent and financial lines growth of 3.9 percent. Middle market and small commercial grew 6.5 percent, with P&C lines up 8.1 percent and financial lines up 0.7 percent. Major accounts retail and specialty grew 0.9 percent, with property and other short-tail lines down 3.1 percent, casualty up 4.9 percent, and financial lines up 7.7 percent.

The increase in premiums was across a number of lines, most notably in primary and excess casualty and in our small and mid-market commercial E&S, reflecting new business and rate increases. The increases were partially offset by rate decreases in our Large Risk and E&S brokerage property lines.

Net premiums earned decreased $30 million, or 0.6 percent, for the three months ended September 30, 2025, and increased $355 million, or 2.4 percent, for the nine months ended September 30, 2025, both reflecting the growth in net premiums written described above. The growth for the three months ended September 30, 2025 was unfavorably impacted by the one-off structured transaction described above and lower workers' compensation annual payroll-related audit premium adjustments that were fully earned when written.

Combined Ratio
The combined ratio decreased for the three and nine months ended September 30, 2025, reflecting lower catastrophe losses. The CAY combined ratio excluding catastrophe losses was relatively flat for the three and nine months ended September 30, 2025, reflecting a change in the mix of business and earned rate exceeding loss trends in certain lines, partially offset by higher loss trends relative to earned rate growth in financial lines, and an increase in the expense ratio reflecting one-off benefits in the prior year. The ratio was also favorably impacted from lower year-over-year large structured transactions as described above.

North America Personal P&C Insurance

The North America Personal P&C Insurance segment comprises operations that provide high net worth personal lines products, including homeowners and complementary products such as valuable articles, excess liability, automobile, and recreational marine insurance and services in the U.S. and Canada.

	Three Months Ended				Nine Months Ended
	September 30		% Change		September 30		% Change
(in millions of U.S. dollars, except for percentages)	2025	2024	Q-25 vs. Q-24		2025	2024	YTD-25 vs. YTD-24
Net premiums written	$1,814	$1,679	8.1%		$5,304	$4,911	8.0%
Net premiums earned	1,741	1,577	10.5%		4,996	4,560	9.6%
Losses and loss expenses	713	879	(18.8)%		3,628	2,654	36.7%
Policy acquisition costs	339	315	7.5%		1,001	914	9.5%
Administrative expenses	82	88	(6.3)%		251	262	(4.1)%
Underwriting income	607	295	106.2%		116	730	(84.1)%
Net investment income	123	112	10.1%		361	322	12.2%
Other (income) expense	1	1	—		2	—	NM
Amortization of purchased intangibles	2	3	(5.4)%		6	7	(5.4)%
Segment income	$727	$403	80.4%		$469	$1,045	(55.1)%
Combined ratio:
Loss and loss expense ratio	41.0%	55.8%	(14.8)	pts	72.6%	58.2%	14.4	pts
Policy acquisition cost ratio	19.4%	20.0%	(0.6)	pts	20.1%	20.0%	0.1	pts
Administrative expense ratio	4.7%	5.5%	(0.8)	pts	5.0%	5.8%	(0.8)	pts
Combined ratio	65.1%	81.3%	(16.2)	pts	97.7%	84.0%	13.7	pts
Catastrophe losses	(9.2)%	(14.6)%	5.4	pts	(32.6)%	(11.8)%	(20.8)	pts
Prior period development	16.2%	12.0%	4.2	pts	8.0%	6.7%	1.3	pts
CAY combined ratio excluding catastrophe losses	72.1%	78.7%	(6.6)	pts	73.1%	78.9%	(5.8)	pts
NM - Not meaningful

Net Catastrophe Losses and Prior Period Development	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2025	2024	2025	2024
Net catastrophe losses	$161	$230	$1,645	$538
Favorable prior period development	$282	$189	$403	$305

Refer to Note 8 to the Consolidated Financial Statements for detail on prior period development.

Premiums
Net premiums written increased $135 million, or 8.1 percent, and $393 million, or 8.0 percent, for the three and nine months ended September 30, 2025, respectively, driven by strong new business and retention, including positive rate and exposure increases in all lines. The growth in premiums for the nine months ended September 30, 2025, was partially offset by $50 million of ceded reinstatement premiums related to the California wildfires.

Net premiums earned increased $164 million, or 10.5 percent, and $436 million, or 9.6 percent, for the three and nine months ended September 30, 2025, respectively, reflecting the growth in net premiums written described above.

Combined Ratio
The combined ratio decreased for the three months ended September 30, 2025, reflecting higher favorable prior period development and a lower impact from catastrophe losses. The combined ratio increased for the nine months ended September 30, 2025, reflecting the California wildfire catastrophe losses, including the unfavorable impact of the ceded reinstatement premiums on the expense ratio, which are fully earned and carry no expenses.

The CAY combined ratio excluding catastrophe losses decreased for the three and nine months ended September 30, 2025, primarily due to an improvement in homeowners and auto from lower underlying losses and a lower administrative expense ratio resulting from the impact of higher net premiums earned and expense management.

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

	Three Months Ended				Nine Months Ended
	September 30		% Change		September 30		% Change
(in millions of U.S. dollars, except for percentages)	2025	2024	Q-25 vs. Q-24		2025	2024	YTD-25 vs. YTD-24
Net premiums written	$1,458	$1,379	5.6%		$2,467	$2,386	3.4%
Net premiums earned	1,495	1,419	5.4%		2,258	2,173	3.9%
Losses and loss expenses	1,224	1,193	2.6%		1,799	1,785	0.8%
Policy acquisition costs	86	88	(1.5)%		151	154	(1.7)%
Administrative expenses	5	2	68.7%		9	7	20.3%
Underwriting income	180	136	32.6%		299	227	31.9%
Net investment income	20	20	—		63	62	1.9%
Other (income) expense	—	1	NM		1	1	—
Amortization of purchased intangibles	6	5	—		18	18	—
Segment income	$194	$150	29.6%		$343	$270	27.2%
Combined ratio:
Loss and loss expense ratio	81.9%	84.1%	(2.2)	pts	79.7%	82.2%	(2.5)	pts
Policy acquisition cost ratio	5.8%	6.1%	(0.3)	pts	6.7%	7.1%	(0.4)	pts
Administrative expense ratio	0.3%	0.2%	0.1	pts	0.4%	0.3%	0.1	pts
Combined ratio	88.0%	90.4%	(2.4)	pts	86.8%	89.6%	(2.8)	pts
Catastrophe losses	(0.3)%	(2.0)%	1.7	pts	(0.9)%	(2.9)%	2.0	pts
Prior period development	2.0%	0.5%	1.5	pts	2.8%	1.7%	1.1	pts
CAY combined ratio excluding catastrophe losses	89.7%	88.9%	0.8	pts	88.7%	88.4%	0.3	pts
NM - Not meaningful

Net Catastrophe Losses and Prior Period Development	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2025	2024	2025	2024
Net catastrophe losses	$4	$29	$20	$65
Favorable prior period development	$30	$6	$63	$34

Refer to Note 8 to the Consolidated Financial Statements for detail on prior period development.

Premiums
Net premiums written increased $79 million, or 5.6 percent, and $81 million, or 3.4 percent, for the three and nine months ended September 30, 2025, respectively, primarily due to higher reported acreage from policyholders, and policy count growth, partially offset by lower commodity prices in the current year. Net premiums written for the nine months ended September 30, 2025, also reflects a ceded premium increase of $41 million to the U.S. Government under the profit-sharing formula in the prior year, mostly offset by lower commodity prices in the current year.

Net premiums earned increased $76 million, or 5.4 percent, and $85 million, or 3.9 percent, for the three and nine months ended September 30, 2025, respectively, reflecting the growth in net premiums written described above.

Combined Ratio
The combined ratio decreased for the three and nine months ended September 30, 2025, reflecting lower catastrophe losses and higher favorable prior period development.

The CAY combined ratio excluding catastrophe losses increased for the three and nine months ended September 30, 2025, which contemplates a lower underwriting gain for the first nine months of the current crop year, partially offset by earned rate exceeding loss trend in our Agriculture P&C business.

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

	Three Months Ended				Nine Months Ended
	September 30		% Change		September 30		% Change
(in millions of U.S. dollars, except for percentages)	2025	2024	Q-25 vs. Q-24		2025	2024	YTD-25 vs. YTD-24
Net premiums written	$3,695	$3,367	9.7%		$11,218	$10,536	6.5%
Net premiums written - constant dollars			7.4%				8.0%
Net premiums earned	3,803	3,421	11.2%		10,554	9,966	5.9%
Losses and loss expenses	1,707	1,631	4.7%		4,893	4,728	3.5%
Policy benefits	119	120	(1.4)%		361	312	15.7%
Policy acquisition costs	975	852	14.4%		2,725	2,517	8.3%
Administrative expenses	368	340	8.5%		1,067	1,019	4.7%
Underwriting income	634	478	32.5%		1,508	1,390	8.4%
Net investment income	288	286	1.0%		847	836	1.3%
Other (income) expense	8	5	59.8%		19	14	32.9%
Amortization of purchased intangibles	20	21	(2.7)%		58	61	(4.9)%
Segment income	$894	$738	21.1%		$2,278	$2,151	5.9%
Segment income - constant dollars			17.7%				6.2%
Combined ratio:
Loss and loss expense ratio	48.0%	51.2%	(3.2)	pts	49.8%	50.6%	(0.8)	pts
Policy acquisition cost ratio	25.6%	24.9%	0.7	pts	25.8%	25.3%	0.5	pts
Administrative expense ratio	9.7%	9.9%	(0.2)	pts	10.1%	10.2%	(0.1)	pts
Combined ratio	83.3%	86.0%	(2.7)	pts	85.7%	86.1%	(0.4)	pts
Catastrophe losses	(1.1)%	(3.0)%	1.9	pts	(3.3)%	(2.9)%	(0.4)	pts
Prior period development	2.2%	1.8%	0.4	pts	2.7%	2.1%	0.6	pts
CAY combined ratio excluding catastrophe losses	84.4%	84.8%	(0.4)	pts	85.1%	85.3%	(0.2)	pts

Net Catastrophe Losses and Prior Period Development	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2025	2024	2025	2024
Net catastrophe losses	$42	$103	$349	$286
Favorable prior period development	$84	$60	$282	$210

Refer to Note 8 to the Consolidated Financial Statements for detail on prior period development.

Net Premiums Written by Region	Three Months Ended September 30
(in millions of U.S. dollars, except for percentages)	2025	2025 % of Total	2024	2024 % of Total	C$ 2024	Q-25 vs. Q-24	C$ Q-25 vs. Q-24
Region
Europe, Middle East, and Africa	$1,412	38%	$1,347	40%	$1,407	4.8%	0.3%
Asia	1,462	40%	1,279	38%	1,301	14.3%	12.4%
Latin America	775	21%	701	21%	690	10.6%	12.3%
Other (1)	46	1%	40	1%	40	15.0%	13.5%
Net premiums written	$3,695	100%	$3,367	100%	$3,438	9.7%	7.4%

	Nine Months Ended September 30
(in millions of U.S. dollars, except for percentages)	2025	2025 % of Total	2024	2024 % of Total	C$ 2024	YTD-25 vs. YTD-24	C$ YTD-25 vs. YTD-24
Region
Europe, Middle East, and Africa	$4,875	44%	$4,625	44%	$4,654	5.4%	4.7%
Asia	3,976	35%	3,617	34%	3,598	9.9%	10.5%
Latin America	2,254	20%	2,175	21%	2,017	3.6%	11.7%
Other (1)	113	1%	119	1%	119	(5.7)%	(5.6)%
Net premiums written	$11,218	100%	$10,536	100%	$10,388	6.5%	8.0%
(1)    Includes the international supplemental A&H business of Combined Insurance and other international operations.

Premiums
Overall, net premiums written increased $328 million and $682 million, or $257 million and $830 million on a constant-dollar basis, for the three and nine months ended September 30, 2025, respectively, reflecting growth in commercial lines of 5.8 percent and 5.1 percent, or 3.9 percent and 6.0 percent on a constant-dollar basis, respectively, and growth in consumer lines of 15.5 percent and 8.6 percent, or 12.6 percent and 10.9 percent on a constant-dollar basis, respectively.

Our European division increased for the three and nine months ended September 30, 2025, supported by both our wholesale and retail divisions primarily from growth in commercial property in our retail and wholesale business, casualty, and cyber lines due to higher new business.

Asia increased for the three and nine months ended September 30, 2025, reflecting growth primarily in consumer lines, including personal lines and A&H. Commercial lines growth reflects higher new business in property. Growth in Asia is also attributable to the acquisition of Liberty Mutual's P&C insurance business in Thailand effective April 1, 2025.

Latin America increased for the three and nine months ended September 30, 2025, reflecting growth in personal lines business, including automobile in Mexico. Commercial lines increased driven by growth across all lines.

Net premiums earned increased $382 million and $588 million, or $295 million and $693 million on a constant-dollar basis, for the three and nine months ended September 30, 2025, respectively, reflecting the increase in net premiums written described above.

Combined Ratio
The combined ratio decreased for the three months ended September 30, 2025, reflecting lower catastrophe losses and higher favorable prior period development. The combined ratio decreased for the nine months ended September 30, 2025, reflecting higher favorable prior period development, partially offset by higher catastrophe losses. The CAY combined ratio excluding catastrophe losses decreased for the three and nine months ended September 30, 2025, reflecting loss ratio improvement, primarily from commercial lines, offset by increase in expense ratio reflecting changes in mix of business, primarily higher consumer lines.

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

	Three Months Ended				Nine Months Ended
	September 30		% Change		September 30		% Change
(in millions of U.S. dollars, except for percentages)	2025	2024	Q-25 vs. Q-24		2025	2024	YTD-25 vs. YTD-24
Net premiums written	$304	$352	(13.5)%		$1,092	$1,122	(2.6)%
Net premiums written - constant dollars			(13.8)%				(2.7)%
Net premiums earned	315	316	(0.5)%		1,021	950	7.4%
Losses and loss expenses	139	200	(31.1)%		513	492	4.1%
Policy acquisition costs	96	89	8.5%		294	250	17.5%
Administrative expenses	9	9	—		29	29	0.5%
Underwriting income	71	18	NM		185	179	3.7%
Net investment income	100	64	55.6%		255	179	42.5%
Segment income	$171	$82	108.0%		$440	$358	23.1%
Combined ratio:
Loss and loss expense ratio	43.8%	63.3%	(19.5)	pts	50.1%	51.8%	(1.7)	pts
Policy acquisition cost ratio	30.5%	28.0%	2.5	pts	28.8%	26.3%	2.5	pts
Administrative expense ratio	3.1%	3.1%	—	pts	3.0%	3.1%	(0.1)	pts
Combined ratio	77.4%	94.4%	(17.0)	pts	81.9%	81.2%	0.7	pts
Catastrophe losses	(1.8)%	(20.2)%	18.4	pts	(8.9)%	(6.7)%	(2.2)	pts
Prior period development	—	1.6%	(1.6)	pts	1.5%	2.1%	(0.6)	pts
CAY combined ratio excluding catastrophe losses	75.6%	75.8%	(0.2)	pts	74.5%	76.6%	(2.1)	pts
NM - Not meaningful

Net Catastrophe Losses and Prior Period Development	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2025	2024	2025	2024
Net catastrophe losses	$6	$63	$87	$63
Favorable prior period development	$—	$5	$15	$20
Refer to Note 8 to the Consolidated Financial Statements for detail on prior period development.

Premiums
Net premiums written decreased $48 million and $30 million for the three and nine months ended September 30, 2025, respectively, as growth in casualty lines was more than offset by decreases in property, financial, and specialty lines and by the impact of a large treaty in the prior year with a coverage term through 2026. The decrease in net premiums written for the nine months ended September 30, 2025, also includes the impact of a large one-off structured transaction in the second quarter of 2024.

Net premiums earned were relatively flat for the three months ended September 30, 2025, and increased $71 million for the nine months ended September 30, 2025, reflecting the changes in net premiums written described above. Net premiums earned also includes the impact of new business written in the prior year for which premiums are earned in the current year.

Combined Ratio
The combined ratio decreased for the three months ended September 30, 2025, primarily due to lower catastrophe losses. The combined ratio increased for the nine months ended September 30, 2025, primarily reflecting higher catastrophe losses and lower favorable prior period development.

The CAY combined ratio excluding catastrophe losses for the three months ended September 30, 2025, was relatively flat as lower loss expectations in property and casualty lines was mostly offset by a lower proportion of net premiums earned from property lines which carry a lower loss and expense ratio. The CAY combined ratio excluding catastrophe losses decreased for the nine months ended September 30, 2025, primarily due to lower loss expectations in property and casualty lines.
Life Insurance

The Life Insurance segment comprises our international life operations, the life and asset management business of Huatai Group, Chubb Tempest Life Re (Chubb Life Re), and the North American supplemental A&H and life business of Combined Insurance.

	Three Months Ended			Nine Months Ended
	September 30		% Change	September 30		% Change
(in millions of U.S. dollars, except for percentages)	2025	2024	Q-25 vs. Q-24	2025	2024	YTD-25 vs. YTD-24
Net premiums written	$1,932	$1,552	24.6%	$5,454	$4,765	14.5%
Net premiums written - constant dollars			23.5%			17.0%
Net premiums earned	1,925	1,530	25.8%	5,410	4,709	14.9%
Losses and loss expenses	31	32	(3.1)%	77	86	(9.3)%
Policy benefits	1,303	989	31.7%	3,715	3,090	20.2%
Policy acquisition costs	359	291	23.5%	988	885	11.6%
Administrative expenses	213	213	—	614	638	(3.7)%
Net investment income	284	250	13.7%	829	738	12.3%
Other (income) expense	(31)	(39)	(22.9)%	(103)	(111)	(7.4)%
Amortization of purchased intangibles	10	10	—	28	31	(10.7)%
Segment income	$324	$284	14.2%	$920	$828	11.1%
Segment income - constant dollars			13.9%			14.9%

Premiums
Net premiums written increased $380 million and $689 million, or $367 million and $794 million on a constant-dollar basis, for the three and nine months ended September 30, 2025, respectively.

For our international life operations, net premiums written increased 26.5 percent and 14.4 percent, or 25.1 percent and 17.3 percent on a constant-dollar basis, for the three and nine months ended September 30, 2025, respectively. Underlying growth was primarily driven by strong new business in North Asia, notably in Huatai, Hong Kong, Taiwan, and Korea. Growth for the three and nine months ended September 30, 2025, includes $126 million from a one-time large transaction in New Zealand.

Net premiums written in our Combined Insurance business increased 18.1 percent and 17.6 percent for the three and nine months ended September 30, 2025, or 18.1 percent and 18.3 percent on a constant-dollar basis, respectively, due to 29.8 percent and 33.6 percent growth in worksite business.

Deposits
The following table presents deposits collected on universal life and investment contracts:

	Three Months Ended					Nine Months Ended
	September 30			% Change		September 30			% Change
(in millions of U.S. dollars, except for percentages)	2025	2024	C$ 2024	Q-25 vs. Q-24	C$ Q-25 vs. Q-24	2025	2024	C$ 2024	Y-25 vs. Y-24	C$ Y-25 vs. Y-24
Deposits collected on universal life and investment contracts	$496	$586	$619	(15.3)%	(19.6)%	$1,769	$1,733	$1,741	2.0%	1.6%

Deposits collected on universal life and investment contracts (life deposits) are not reflected as revenues in our Consolidated statements of operations in accordance with U.S. GAAP. However, new life deposits are an important component of production, as we earn income from both net investment spreads on account balances and fees for management and administrative services. Life deposits collected decreased $90 million for the three months ended September 30, 2025, reflecting a shift towards insurance products in Taiwan and market volatility, and increased $36 million for the nine months ended September 30, 2025, primarily from investment linked product sales through the Taiwan broker channel.

Life Insurance segment income
Life Insurance segment income increased $40 million, or 14.2 percent, and $92 million, or 11.1 percent, for the three and nine months ended September 30, 2025, respectively, reflecting the growth in premiums described above, expense leverage and higher net investment income from asset growth.

Corporate

Corporate results primarily include the results of our non-insurance companies, income and expenses not attributable to reportable segments, loss and loss expenses of asbestos and environmental (A&E) liabilities, certain other non-A&E run-off exposures including molestation, and Huatai Group's non-insurance operations results, comprising real estate and holding company activity.

	Three Months Ended			Nine Months Ended
	September 30		% Change	September 30		% Change
(in millions of U.S. dollars, except for percentages)	2025	2024	Q-25 vs. Q-24	2025	2024	YTD-25 vs. YTD-24
Losses and loss expenses	$61	$58	7.2%	$145	$161	(9.0)%
Administrative expenses	113	104	7.9%	324	310	4.4%
Underwriting income (loss)	(174)	(162)	7.7%	(469)	(471)	(0.3)%
Net investment income (loss)	(18)	(28)	(25.8)%	(74)	(86)	(12.0)%
Other income (expense)	(87)	202	NM	408	263	55.2%
Amortization of purchased intangibles	36	40	(9.6)%	110	122	(9.6)%
Net realized gains (losses)	331	179	85.5%	375	101	271.2%
Market risk benefits gains (losses)	(142)	(230)	(38.6)%	(251)	(238)	5.5%
Interest expense	197	192	2.6%	559	552	1.2%
Integration expenses	1	7	(80.8)%	3	21	(86.0)%
Income tax expense	787	504	56.1%	1,825	1,336	36.6%
Net loss	$(1,111)	$(782)	42.3%	$(2,508)	$(2,462)	1.9%
Net income attributable to noncontrolling interests	306	166	83.4%	349	303	15.2%
Net loss attributable to Chubb	$(1,417)	$(948)	49.5%	$(2,857)	$(2,765)	3.4%
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

The following table presents our net realized and unrealized gains (losses):

	Three Months Ended September 30
			2025			2024
(in millions of U.S. dollars)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact
Fixed maturities	$46	$868	$914	$111	$3,459	$3,570
Investment and embedded derivative instruments	(85)	—	(85)	66	—	66
Public equity
Sales	59	—	59	(6)	—	(6)
Mark-to-market	337	—	337	129	—	129
Private equity (less than 3 percent ownership)
Mark-to-market	48	—	48	(41)	—	(41)
Total investment portfolio	405	868	1,273	259	3,459	3,718
Other derivative instruments	(9)	—	(9)	(2)	—	(2)
Foreign exchange	(115)	128	13	(58)	445	387
Current discount rate on future policy benefits	—	305	305	—	(672)	(672)
Instrument-specific credit risk on market risk benefits	—	(9)	(9)	—	(8)	(8)
Other	2	(6)	(4)	(1)	(19)	(20)
Net gains (losses), pre-tax	$283	$1,286	$1,569	$198	$3,205	$3,403

	Nine Months Ended September 30
			2025			2024
(in millions of U.S. dollars)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact
Fixed maturities	$(58)	$2,755	$2,697	$186	$2,293	$2,479
Investment and embedded derivative instruments	46	—	46	6	—	6
Public equity
Sales	79	—	79	5	—	5
Mark-to-market	517	—	517	142	—	142
Private equity (less than 3 percent ownership)
Mark-to-market	31	—	31	39	—	39
Total investment portfolio	615	2,755	3,370	378	2,293	2,671
Other derivative instruments	(14)	—	(14)	(7)	—	(7)
Foreign exchange	(269)	1,283	1,014	(162)	(5)	(167)
Current discount rate on future policy benefits	—	53	53	—	(672)	(672)
Instrument-specific credit risk on market risk benefits	—	(4)	(4)	—	2	2
Other	(5)	(127)	(132)	(8)	(17)	(25)
Net gains (losses), pre-tax	$327	$3,960	$4,287	$201	$1,601	$1,802

Pre-tax net unrealized gains of $868 million and $2,755 million in our investment portfolio for the three and nine months ended September 30, 2025, respectively, were primarily driven by lower interest rates.

Pre-tax net realized gains of $283 million and $327 million for the three and nine months ended September 30, 2025, respectively, were primarily driven by mark-to-market gains on equity securities, partially offset by foreign exchange losses.

Effective Income Tax Rate
Our effective tax rate (ETR) reflects a mix of income or losses in jurisdictions with a wide range of tax rates, permanent differences between U.S. GAAP and local tax laws, and the impact of discrete items. A change in the geographic mix of earnings could impact our ETR.

For the three and nine months ended September 30, 2025, our ETR was 20.2 percent and 19.7 percent, respectively, compared to an ETR of 16.8 percent and 16.0 percent, respectively, in the prior year. The ETR for each period was impacted by our mix of earnings among various jurisdictions and by discrete tax items. The ETR for the nine months ended September 30, 2024, included an incremental deferred tax benefit of $55 million related to the Bermuda tax law enacted in December 2023.

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
Three Months Ended
September 30, 2025
(in millions of U.S. dollars except for ratios)
Numerator
Losses and loss expenses/policy benefits	A	$3,083	$713	$1,224	$1,826	$139	$61	$7,046
Catastrophe losses and related adjustments
Catastrophe losses, net of related adjustments		(72)	(161)	(4)	(42)	(6)	—	(285)
Reinstatement premiums collected (expensed) on catastrophe losses		—	—	—	—	—	—	—
Catastrophe losses, gross of related adjustments		(72)	(161)	(4)	(42)	(6)	—	(285)
PPD and related adjustments
PPD, net of related adjustments - favorable (unfavorable)		26	282	30	84	—	(61)	361
Net premiums earned adjustments on PPD - unfavorable (favorable)		68	—	—	—	—	—	68
Expense adjustments - unfavorable (favorable)		3	—	—	—	—	—	3
PPD, gross of related adjustments - favorable (unfavorable)		97	282	30	84	—	(61)	432
CAY loss and loss expense ex CATs	B	$3,108	$834	$1,250	$1,868	$133	$—	$7,193
Policy acquisition costs and administrative expenses
Policy acquisition costs and administrative expenses	C	$1,056	$421	$91	$1,343	$105	$113	$3,129
Expense adjustments - favorable (unfavorable)		(3)	—	—	—	—	—	(3)
Policy acquisition costs and administrative expenses, adjusted	D	$1,053	$421	$91	$1,343	$105	$113	$3,126
Denominator
Net premiums earned	E	$5,080	$1,741	$1,495	$3,803	$315		$12,434
Net premiums earned adjustments on PPD - unfavorable (favorable)		68	—	—	—	—		68
Net premiums earned excluding adjustments	F	$5,148	$1,741	$1,495	$3,803	$315		$12,502
P&C Combined ratio
Loss and loss expense ratio	A/E	60.7%	41.0%	81.9%	48.0%	43.8%		56.7%
Policy acquisition cost and administrative expense ratio	C/E	20.8%	24.1%	6.1%	35.3%	33.6%		25.1%
P&C Combined ratio		81.5%	65.1%	88.0%	83.3%	77.4%		81.8%
CAY P&C Combined ratio ex CATs
Loss and loss expense ratio, adjusted	B/F	60.4%	48.0%	83.6%	49.1%	42.0%		57.5%
Policy acquisition cost and administrative expense ratio, adjusted	D/F	20.4%	24.1%	6.1%	35.3%	33.6%		25.0%
CAY P&C Combined ratio ex CATs		80.8%	72.1%	89.7%	84.4%	75.6%		82.5%
Combined ratio
Combined ratio								81.7%
Add: impact of gains and losses on crop derivatives								0.1%
P&C Combined ratio								81.8%
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
Nine Months Ended
September 30, 2025
(in millions of U.S. dollars except for ratios)
Numerator
Losses and loss expenses/policy benefits	A	$9,372	$3,628	$1,799	$5,254	$513	$145	20,711
Catastrophe losses and related adjustments
Catastrophe losses, net of related adjustments		(455)	(1,645)	(20)	(349)	(87)	—	(2,556)
Reinstatement premiums collected (expensed) on catastrophe losses		—	(50)	—	(5)	13	—	(42)
Catastrophe losses, gross of related adjustments		(455)	(1,595)	(20)	(344)	(100)	—	(2,514)
PPD and related adjustments
PPD, net of related adjustments - favorable (unfavorable)		246	403	63	282	15	(144)	865
Net premiums earned adjustments on PPD - unfavorable (favorable)		73	—	—	—	—	—	73
Expense adjustments - unfavorable (favorable)		3	—	(3)	—	—	—	—
PPD reinstatement premiums - unfavorable (favorable)		—	—	—	—	(2)	—	(2)
PPD, gross of related adjustments - favorable (unfavorable)		322	403	60	282	13	(144)	936
CAY loss and loss expense ex CATs	B	$9,239	$2,436	$1,839	$5,192	$426	$1	$19,133
Policy acquisition costs and administrative expenses
Policy acquisition costs and administrative expenses	C	$3,181	$1,252	$160	$3,792	$323	$324	$9,032
Expense adjustments - favorable (unfavorable)		(3)	—	3	—	—	—	—
Policy acquisition costs and administrative expenses, adjusted	D	$3,178	$1,252	$163	$3,792	$323	$324	$9,032
Denominator
Net premiums earned	E	$15,245	$4,996	$2,258	$10,554	$1,021		$34,074
Reinstatement premiums (collected) expensed on catastrophe losses		—	50	—	5	(13)		42
Net premiums earned adjustments on PPD - unfavorable (favorable)		73	—	—	—	—		73
PPD reinstatement premiums - unfavorable (favorable)		—	—	—	—	(2)		(2)
Net premiums earned excluding adjustments	F	$15,318	$5,046	$2,258	$10,559	$1,006		$34,187
P&C Combined ratio
Loss and loss expense ratio	A/E	61.5%	72.6%	79.7%	49.8%	50.1%		60.8%
Policy acquisition cost and administrative expense ratio	C/E	20.8%	25.1%	7.1%	35.9%	31.8%		26.5%
P&C Combined ratio		82.3%	97.7%	86.8%	85.7%	81.9%		87.3%
CAY P&C Combined ratio ex CATs
Loss and loss expense ratio, adjusted	B/F	60.3%	48.3%	81.5%	49.2%	42.3%		56.0%
Policy acquisition cost and administrative expense ratio, adjusted	D/F	20.8%	24.8%	7.2%	35.9%	32.2%		26.4%
CAY P&C Combined ratio ex CATs		81.1%	73.1%	88.7%	85.1%	74.5%		82.4%
Combined ratio
Combined ratio								87.3%
Add: impact of gains and losses on crop derivatives								—
P&C Combined ratio								87.3%
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

Net Investment Income

	Three Months Ended September 30		Nine Months Ended September 30
(in millions of U.S. dollars)	2025	2024	2025	2024
Fixed maturities (1)	$1,508	$1,407	$4,333	$4,085
Short-term investments	40	48	114	138
Other interest income	5	20	30	58
Equity securities	83	25	269	84
Private equities	39	23	109	70
Other investments	28	33	80	78
Gross investment income (1)	1,703	1,556	4,935	4,513
Investment expenses	(55)	(48)	(158)	(146)
Net investment income (1)	$1,648	$1,508	$4,777	$4,367
(1) Includes amortization expense related to fair value adjustment of acquired invested assets	$(1)	$(5)	$(7)	$(14)

Net investment income is influenced by a number of factors including the amounts and timing of inward and outward cash flows, the level of interest rates, and changes in overall asset allocation. Net investment income increased 9.3 percent and 9.4 percent for the three and nine months ended September 30, 2025, respectively, primarily due to higher average invested assets. Income from equity securities increased due to dividends from an investment fund that holds investment grade fixed income securities.

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

	Three Months Ended September 30		Nine Months Ended September 30
(in millions of U.S. dollars)	2025	2024	2025	2024
Total mark-to-market gain (loss) on private equity, pre-tax	$(35)	$170	$461	$357

Interest Expense
Interest expense for the nine months ended September 30, 2025 was $559 million comprising $575 million related to fixed expense on existing debt obligations and variable expense, and a $16 million benefit relating to the amortization of the fair value of debt assumed in the Chubb Corp acquisition. The variable expenses relate to fees from the usage of certain facilities, including letters of credit, and interest on held collateral and repurchase agreements. Based on projected variable expenses and our existing debt obligations, including recent issuances of Chinese yuan renminbi term loans, bonds, and U.S. dollar senior notes, we expect pre-tax interest expense to be approximately $210 million for the remainder of 2025, or $785 million for the full year. We also expect a $5 million benefit related to the amortization of the fair value of debt assumed in the Chubb Corp acquisition for the remainder of 2025. For more information on our debt obligations, refer to Note 12 to the Consolidated Financial Statements herein, and Note 13 to the Consolidated Financial Statements, under Item 8 in our 2024 Form 10-K.

Investments
Our investment portfolio is invested primarily in publicly traded, investment grade, fixed income securities with an average credit quality of A/A as rated by the independent investment rating services Standard and Poor’s (S&P)/Moody’s Investors Service (Moody’s) at September 30, 2025. The portfolio is primarily managed externally by independent, professional investment managers and is broadly diversified across geographies, sectors, and issuers. We hold no collateralized debt obligations in our investment portfolio, and we provide no credit default protection. We have long-standing global credit limits for our entire portfolio across the organization. Exposures are aggregated, monitored, and actively managed by our Global Credit Committee, comprising senior executives, including our Chief Financial Officer, our Chief Risk Officer, our Chief Investment Officer, and our Treasurer. We also have well-established, strict contractual investment rules requiring managers to maintain highly diversified exposures to individual issuers and closely monitor investment manager compliance with portfolio guidelines.

The following table shows the fair value and cost/amortized cost, net of valuation allowance, of our invested assets:

	September 30, 2025		December 31, 2024
(in millions of U.S. dollars)	Fair Value	Cost/ Amortized Cost, Net	Fair Value	Cost/ Amortized Cost, Net
Short-term investments	$4,380	$4,381	$5,142	$5,143
Other investments - Fixed maturities	7,522	7,522	6,265	6,265
Fixed maturities available-for-sale	121,788	123,676	110,363	115,013
Fixed income securities	133,690	135,579	121,770	126,421
Equity securities	10,377	10,377	9,151	9,151
Private debt held-for-investment	2,566	2,535	2,680	2,628
Private equities and other	19,394	19,394	17,101	17,101
Total investments	$166,027	$167,885	$150,702	$155,301

The fair value of our total investments increased $15.3 billion during the nine months ended September 30, 2025, mainly due to the investing of operating cash flow and gains in fixed maturities available-for-sale. The valuation of our fixed income portfolio is impacted by changes in interest rates.

The following tables present the fair value of our fixed income securities at September 30, 2025, and December 31, 2024. The first table lists investments according to type and second according to S&P credit rating:

	September 30, 2025		December 31, 2024
(in millions of U.S. dollars, except for percentages)	Fair Value	% of Total	Fair Value	% of Total
U.S. and local government securities	$3,846	3%	$4,070	3%
Corporate and asset-backed securities	47,451	35%	43,207	36%
Mortgage-backed securities	30,160	23%	27,248	22%
Non-U.S.	47,853	36%	42,103	35%
Short-term investments	4,380	3%	5,142	4%
Total (1)	$133,690	100%	$121,770	100%
AAA	$13,471	11%	$13,933	11%
AA	40,254	30%	37,640	30%
A	33,847	25%	28,882	24%
BBB	23,207	17%	21,610	18%
BB	12,748	10%	10,789	9%
B	9,762	7%	8,279	7%
Other	401	—%	637	1%
Total (1)	$133,690	100%	$121,770	100%
(1) Includes fixed maturities recorded in Other investments in the Consolidated balance sheets of $7.5 billion and $6.3 billion at September 30, 2025, and December 31, 2024, respectively.

Corporate and asset-backed securities
The following table presents our 10 largest global exposures to corporate bonds by fair value at September 30, 2025:

(in millions of U.S. dollars)	Fair Value
Bank of America Corp	$811
Morgan Stanley	760
JPMorgan Chase & Co	721
Goldman Sachs Group Inc	568
Wells Fargo & Co	531
Citigroup Inc	513
Verizon Communications Inc	416
AT&T Inc	390
UBS Group AG	388
HSBC Holdings Plc	370

Mortgage-backed securities
The following table shows the fair value and amortized cost, net of valuation allowance, of our mortgage-backed securities:

	S&P Credit Rating					Fair Value	Amortized Cost, Net
September 30, 2025 (in millions of U.S. dollars)	AAA	AA	A	BBB	BB and below	Total	Total
Agency residential mortgage-backed securities (RMBS)	$16	$26,448	$—	$—	$—	$26,464	$27,396
Non-agency RMBS	2,137	185	201	74	2	2,599	2,622
Commercial mortgage-backed securities	918	118	54	5	2	1,097	1,126
Total mortgage-backed securities	$3,071	$26,751	$255	$79	$4	$30,160	$31,144

Non-U.S.
Chubb’s local currency investment portfolios have strict contractual investment guidelines requiring managers to maintain a high quality and diversified portfolio to both sector and individual issuers. Investment portfolios are monitored daily to ensure investment manager compliance with portfolio guidelines.

Our non-U.S. investment grade fixed income portfolios are currency-matched with the insurance liabilities of our non-U.S. operations. The average credit quality of our non-U.S. fixed income securities is A/A and 41 percent of our holdings are rated AAA or guaranteed by governments or quasi-government agencies. Within the context of these investment portfolios, our government and corporate bond holdings are highly diversified across industries and geographies. Issuer limits are based on credit rating (AA—two percent, A—one percent, BBB—0.5 percent of the total portfolio) and are monitored daily via an internal compliance system. We manage our indirect exposure using the same credit rating-based investment approach. Accordingly, we do not believe our indirect exposure is material.

The following table summarizes the fair value and amortized cost, net of valuation allowance, of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. government securities at September 30, 2025:

(in millions of U.S. dollars)	Fair Value	Amortized Cost, Net
Republic of Korea	$1,999	$1,896
People's Republic of China	1,962	1,981
Kingdom of Thailand	1,089	928
Canada	963	975
United Mexican States	831	828
Taiwan	774	749
Federative Republic of Brazil	661	671
Commonwealth of Australia	580	650
Province of Hunan China	558	553
Province of Ontario	557	557
Other Non-U.S. Government Securities	8,475	8,525
Total	$18,449	$18,313
The following table summarizes the fair value and amortized cost, net of valuation allowance, of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. corporate securities at September 30, 2025:

(in millions of U.S. dollars)	Fair Value	Amortized Cost, Net
China	$8,004	$7,989
United Kingdom	2,763	2,807
Canada	2,568	2,542
France	1,755	1,752
United States (1)	1,657	1,658
South Korea	1,557	1,485
Australia	1,236	1,254
Japan	990	993
Germany	686	701
Netherlands	586	590
Other Non-U.S. Corporate Securities	7,602	7,599
Total	$29,404	$29,370
(1)     The countries that are listed in the non-U.S. corporate fixed income portfolio above represent the ultimate parent company's country of risk. Non-U.S. corporate securities could be issued by foreign subsidiaries of U.S. corporations.

Below-investment grade corporate fixed income portfolio
Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss from default by the borrower is greater with below-investment grade securities. Below-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than investment grade issuers. At September 30, 2025, our corporate fixed income investment portfolio included below-investment grade and non-rated securities which, in total, comprised approximately 15 percent of our fixed income portfolio. Our below-investment grade and non-rated portfolio includes over 1,600 issuers, with the greatest single exposure being $204 million.

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

The following table presents a roll-forward of our unpaid losses and loss expenses:

(in millions of U.S. dollars)	Gross Losses	Reinsurance Recoverable (1)	Net Losses
Balance at December 31, 2024	$84,004	$17,734	$66,270
Losses and loss expenses incurred	25,142	4,723	20,419
Losses and loss expenses paid	(22,020)	(4,334)	(17,686)
Other (including foreign exchange translation)	1,313	298	1,015
Balance at September 30, 2025	$88,439	$18,421	$70,018
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

Catastrophe Management
We actively monitor and manage our catastrophe risk accumulation around the world from natural perils, which includes setting risk limits based on probable maximum loss (PML) and purchasing catastrophe reinsurance to ensure sufficient liquidity and capital to meet the expectations of regulators, rating agencies, and policyholders, and to provide shareholders with an appropriate risk-adjusted return. Chubb uses internal and external data together with sophisticated, analytical catastrophe loss and risk modeling techniques to ensure an appropriate understanding of risk, including diversification and correlation effects, across different product lines and territories. The table below presents our modeled pre-tax estimates of natural catastrophe PML, net of reinsurance, at September 30, 2025, and does not represent our expected catastrophe losses for any one year.

	Modeled Net Probable Maximum Loss (PML) Pre-tax
	Worldwide (1)		U.S. Hurricane (2)		California Earthquake (3)
	Annual Aggregate		Annual Aggregate		Single Occurrence
(in millions of U.S. dollars, except for percentages)	Chubb	% of Total Chubb Shareholders’ Equity	Chubb	% of Total Chubb Shareholders’ Equity	Chubb	% of Total Chubb Shareholders’ Equity
1-in-10	$2,959	4.1%	$1,669	2.3%	$167	0.2%
1-in-100	$5,727	8.0%	$3,904	5.4%	$1,864	2.6%
1-in-250	$9,053	12.6%	$6,470	9.0%	$2,176	3.0%
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

The PML for worldwide and key U.S. peril regions are based on our in-force portfolio at July 1, 2025, and reflect the April 1, 2025, reinsurance program, as well as inuring reinsurance protection coverage. Refer to the Global Property Catastrophe Reinsurance section for more information. These estimates assume that reinsurance recoverable is fully collectible.

According to the model, for the 1-in-100 return period scenario, there is a one percent chance that our pre-tax annual aggregate losses incurred in any year from U.S. hurricane events could be in excess of $3,904 million (or 5.4 percent of total Chubb shareholders’ equity at September 30, 2025).

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

Capital Resources
Capital resources consist of funds deployed or available to be deployed to support our business operations.

	September 30	December 31
(in millions of U.S. dollars, except for ratios)	2025	2024
Short-term debt	$1,499	$800
Long-term debt	15,727	14,379
Total financial debt	17,226	15,179
Trust preferred securities	309	309
Subordinated debt (1)	112	110
Total hybrid debt	421	419
Total Chubb shareholders’ equity	71,855	64,021
Total capitalization	$89,502	$79,619
Ratio of financial debt to total capitalization (2)	19.2%	19.1%
Ratio of financial debt and hybrid debt to total capitalization (2)	19.7%	19.6%
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

Chubb INA Holdings LLC (Chubb INA) completed the following debt transactions in 2025:

•March 2025: Repaid $800 million of 3.15 percent senior notes upon maturity.
•April 2025: Entered into a 1.8 billion Chinese yuan (CNY) term loan (approximately $249 million at the time of issuance) at 2.85 percent, due April 10, 2028.
•July 2025: Entered into a 2.1 billion CNY term loan (approximately $299 million at the time of issuance) at 2.75 percent, due July 25, 2028.
•August 2025: Issued 4.5 billion CNY bonds (approximately $627 million at the time of issuance) in 5-year, 10-year, and 30-year tranches, with interest rates ranging from 2.50 percent to 3.05 percent.
•August 2025: Issued $1.25 billion of 4.90 percent senior notes due August 2035.

Refer to Note 12 to the Consolidated Financial Statements for additional details.

For the nine months ended September 30, 2025, we repurchased $2.3 billion of Common Shares in a series of open market transactions under the Board of Directors (Board) share repurchase authorization. At September 30, 2025, there were 17,782,983 Common Shares in treasury with a weighted-average cost of $207.06 per share. In May 2025, the Board authorized the repurchase of up to $5.0 billion of Chubb's Common Shares effective July 1, 2025 with no expiration date. For the period October 1, 2025, through October 24, 2025, we repurchased 1,000,000 Common Shares for a total of $282 million in a series of open market transactions under the share repurchase authorization. At October 27, 2025, $3.5 billion in share repurchase authorization remained.

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

The following table represents dividends paid per Common Share to shareholders of record on each of the following dates:

Shareholders of record as of:	Dividends paid as of:
December 13, 2024	January 3, 2025	$0.91 (CHF 0.80)
March 14, 2025	April 4, 2025	$0.91 (CHF 0.81)
June 13, 2025	July 3, 2025	$0.97 (CHF 0.81)
September 12, 2025	October 3, 2025	$0.97 (CHF 0.78)

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

Our group syndicated credit facility has capacity of $3.0 billion and expires in October 2027. Our total letter of credit capacity is $4.1 billion, $3.0 billion of which can be used for revolving credit. At September 30, 2025, our usage under these facilities was $944 million in letters of credit. Our access to credit under these facilities is dependent on the ability of the bank counterparties to meet their funding commitments. The facilities require that we maintain certain financial covenants, all of which we met at September 30, 2025. Should the existing credit providers on these facilities experience financial difficulty, we may be required to replace credit sources, possibly in a difficult market. If we cannot obtain adequate capital or sources of credit on favorable terms, on a timely basis, or at all, our business, operating results, and financial condition could be adversely affected. To date, we have not experienced difficulty accessing our credit facility or establishing additional facilities when needed.

We have the ability to borrow a total of $2.0 billion in commercial paper, supported by the $3.0 billion group syndicated credit facility. At September 30, 2025, there were no commercial paper borrowings outstanding.

The payment of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction, as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies. During the nine months ended September 30, 2025, we were able to meet all our obligations, including the payments of dividends on our Common Shares, with our net cash flows.

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions as well as the subsidiary’s financial condition are paramount to the dividend decision. Chubb Limited received dividends of $1.3 billion and $1.0 billion from its Bermuda subsidiaries during the nine months ended September 30, 2025, and 2024, respectively. Chubb Limited received dividends of $207 million and $91 million from its other international subsidiaries during the nine months ended September 30, 2025, and 2024, respectively. During the nine months ended September 30, 2025, Chubb Limited received $2.25 billion from Chubb INA for the redemption of a portion of its ownership interest in Chubb INA, in accordance with the plan of liquidation and conversion of Chubb INA to a limited liability company. Chubb INA is expected to fully redeem, by the end of 2027, Chubb Limited's 20 percent ownership interest in Chubb INA.

The U.S. insurance subsidiaries of Chubb INA may pay dividends, without prior regulatory approval, subject to restrictions set out in state law of the subsidiary’s domicile (or, if applicable, commercial domicile). Chubb INA’s international subsidiaries are also subject to insurance laws and regulations particular to the countries in which the subsidiaries operate. These laws and regulations sometimes include restrictions that limit the amount of dividends payable without prior approval of regulatory insurance authorities. Chubb Limited received no dividends from Chubb INA during the nine months ended September 30, 2025, and 2024. Debt issued by Chubb INA is serviced by statutorily permissible distributions by Chubb INA’s insurance subsidiaries to Chubb INA as well as other group resources. Chubb INA received dividends of $1.8 billion from its subsidiaries during the nine months ended September 30, 2025, and 2024.

Cash Flows
Our sources of liquidity include cash from operations, routine sales of investments, and financing arrangements. The following is a discussion of our cash flows for the nine months ended September 30, 2025 and 2024.

Operating cash flows were $8.8 billion for the nine months ended September 30, 2025, compared to $11.6 billion in the prior year period, primarily due to higher net losses and income taxes paid, partially offset by higher premiums collected and higher net investment income.

Cash used for investing was $8.9 billion for the nine months ended September 30, 2025, compared to $11.4 billion in the prior year period, a decrease of $2.5 billion, primarily due to lower net purchases of fixed maturities, equity, and short-term securities of $3.4 billion. This activity was partially offset by the impact of net private equity contributions of $1.1 billion in the current year compared to net private equity distributions of $311 million received in the prior year period.

Cash used for financing was $189 million for the nine months ended September 30, 2025, compared to $62 million in the prior year period, an increase of $127 million. This was primarily due to higher common share repurchases of $1.2 billion, lower net policyholder deposits of $65 million, and lower proceeds from employee share-based compensation plans of $92 million, partially offset by higher net third-party capital invested into consolidated investment products of $757 million and higher repurchase agreement borrowings of $469 million.

We use repurchase agreements as a low-cost alternative source of liquidity within our operating subsidiaries. At September 30, 2025, there were $3.4 billion in repurchase agreements outstanding with various maturities over the next eight months.

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

The following table presents the condensed balance sheets of Chubb Limited and Chubb INA Holdings LLC, after elimination of investment in any non-guarantor subsidiary:

	Chubb Limited (Parent Guarantor)		Chubb INA Holdings LLC (Subsidiary Issuer)
	September 30	December 31	September 30	December 31
(in millions of U.S. dollars)	2025	2024	2025	2024
Assets
Investments	$—	$—	$545	$436
Cash	390	383	1,843	1,002
Due from parent guarantor/subsidiary issuer	259	396	—	—
Due from subsidiaries that are not issuers or guarantors	467	464	602	592
Other assets	9	13	3,247	3,062
Total assets	$1,125	$1,256	$6,237	$5,092
Liabilities
Due to parent guarantor/subsidiary issuer	$—	$—	$259	$396
Due to subsidiaries that are not issuers or guarantors	211	231	113	105
Affiliated notional cash pooling programs	118	277	—	—
Short-term debt	—	—	1,499	800
Long-term debt	—	—	15,727	14,379
Hybrid debt	—	—	309	309
Other liabilities	625	868	1,857	1,577
Total liabilities	954	1,376	19,764	17,566
Total equity	171	(120)	(13,527)	(12,474)
Total liabilities and equity	$1,125	$1,256	$6,237	$5,092

The following table presents the condensed statements of operations and comprehensive loss of Chubb Limited and Chubb INA Holdings LLC, excluding equity in earnings from non-guarantor subsidiaries:

Nine Months Ended September 30, 2025	Chubb Limited (Parent Guarantor)	Chubb INA Holdings LLC (Subsidiary Issuer)
(in millions of U.S. dollars)
Net investment income (expense)	$(6)	$26
Net realized gains (losses)	1	(201)
Administrative expenses	82	(30)
Interest (income) expense	(16)	394
Other (income) expense	(26)	3
Income tax expense (benefit)	14	(122)
Net loss	$(59)	$(420)
Comprehensive loss	$(59)	$(677)

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

The tables below are estimates of the sensitivities to instantaneous changes in economic inputs (e.g., equity shock, interest rate shock etc.) at September 30, 2025, for both the fair value of the MRB liability (FVL) and the fair value of specific derivative instruments held (hedge value) to partially offset the risk in the MRB reinsurance portfolio. The following assumptions should be considered when using the below tables:

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

•The hedge sensitivity is from September 30, 2025, market levels and only applicable to the equity and interest rate sensitivities table below.

•The sensitivities do not scale linearly and may be proportionally greater for larger movements in the market factors. Actual sensitivity of our net income may differ from those disclosed in the tables below due to fluctuations in short-term market movements.

Sensitivities to equity and interest rate movements
(in millions of U.S. dollars)		Worldwide Equity Shock
Interest Rate Shock		+10%	Flat	-10%	-20%	-30%	-40%
+100 bps	(Increase)/decrease in FVL	$236	$159	$63	$(55)	$(203)	$(400)
	Increase/(decrease) in hedge value	(92)	—	92	184	276	368
	Increase/(decrease) in net income	$144	$159	$155	$129	$73	$(32)
Flat	(Increase)/decrease in FVL	$95	$—	$(114)	$(251)	$(423)	$(646)
	Increase/(decrease) in hedge value	(92)	—	92	184	276	368
	Increase/(decrease) in net income	$3	$—	$(22)	$(67)	$(147)	$(278)
-100 bps	(Increase)/decrease in FVL	$(81)	$(193)	$(324)	$(480)	$(679)	$(926)
	Increase/(decrease) in hedge value	(92)	—	92	184	276	368
	Increase/(decrease) in net income	$(173)	$(193)	$(232)	$(296)	$(403)	$(558)

Sensitivities to Other Economic Variables		AA-rated Credit Spreads		Interest Rate Volatility		Equity Volatility
(in millions of U.S. dollars)		+100 bps	-100 bps	+2%	-2%	+2%	-2%
(Increase)/decrease in FVL		$43	$(48)	$—	$—	$(14)	$14
Increase/(decrease) in net income		$43	$(48)	$—	$—	$(14)	$14

Market Risk Benefits Net Amount at Risk
All our MRB reinsurance treaties include annual or aggregate claim limits and many include an aggregate deductible which limit the net amount at risk under these programs. The tables below present the net amount at risk at September 30, 2025, following an immediate change in equity market levels, assuming all global equity markets are impacted equally.

a) Reinsurance covering the GMDB risk only

	Equity Shock
(in millions of U.S. dollars)	+20%	Flat	-20%	-40%	-60%	-80%
GMDB net amount at risk	$198	$194	$294	$565	$602	$491
Claims at 100% immediate mortality	127	126	145	135	124	110

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

b) Reinsurance covering the GLB risk only

	Equity Shock
(in millions of U.S. dollars)	+20%	Flat	-20%	-40%	-60%	-80%
GLB net amount at risk	$651	$841	$1,138	$1,595	$1,846	$2,093

Beyond a certain point, the treaty limits cause the net amount at risk to increase at a declining rate as equity markets fall.

c) Reinsurance covering both the GMDB and GLB risks on the same underlying policyholders

	Equity Shock
(in millions of U.S. dollars)	+20%	Flat	-20%	-40%	-60%	-80%
GMDB net amount at risk	$31	$36	$44	$54	$62	$68
GLB net amount at risk	257	314	394	499	607	653
Claims at 100% immediate mortality	24	23	23	23	23	23

Beyond a certain point, the treaty limits cause the net amount at risk to increase at a declining rate as equity markets fall.

ITEM 4. Controls and Procedures
Chubb’s management, with the participation of Chubb’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Chubb’s disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as of September 30, 2025. Based upon that evaluation, Chubb’s Chief Executive Officer and Chief Financial Officer concluded that Chubb’s disclosure controls and procedures are effective in allowing information required to be disclosed in reports filed under the Securities Exchange Act of 1934 to be recorded, processed, summarized, and reported within time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to Chubb’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in Chubb's internal controls over financial reporting during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, Chubb's internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings
The information required with respect to this item is included in Note 13 h) to the Consolidated Financial Statements, which is hereby incorporated herein by reference.

ITEM 1A. Risk Factors
There have been no material changes to the risk factors described under "Risk Factors" under Item 1A of Part I of our 2024 Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer’s Repurchases of Equity Securities
The following table provides information with respect to purchases by Chubb of its Common Shares during the three months ended September 30, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan (3)
July 1 through July 31	512,565	$270.12	510,000	$4.86	billion
August 1 through August 31	1,629,359	$273.66	1,628,000	$4.42	billion
September 1 through September 30	2,301,277	$282.20	2,298,315	$3.78	billion
Total	4,443,201	$—	4,436,315
(1)This column represents open market share repurchases and the surrender to Chubb of Common Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and to cover the cost of the exercise of options by employees through stock swaps.
(2)The aggregate value of shares purchased in the three months ended September 30, 2025, as part of the publicly announced plan was $1.2 billion. Refer to Note 14 to the Consolidated Financial Statements for more information on the Chubb Limited securities repurchase authorizations.
(3)In May 2025, the Board of Directors authorized the repurchase of up to $5.0 billion of Chubb Common Shares effective July 1, 2025, with no expiration date. For the period October 1, 2025, through October 24, 2025, we repurchased 1,000,000 Common Shares for a total of $282 million in a series of open market transactions under the share repurchase authorization. At October 27, 2025, $3.50 billion in share repurchase authorization remained.

ITEM 5. Other Information
During the three months ended September 30, 2025, no director or officer of Chubb (as defined in Rule 16a-1(f) under the Exchange Act) informed us of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408 of SEC Regulation S-K.

ITEM 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
3.1	Articles of Association of the Company, as amended and restated	8-K	3.1	May 16, 2025

3.2	Organizational Regulations of the Company, as amended	10-K	3.2	February 27, 2025

4.1	Articles of Association of the Company, as amended and restated	8-K	4.1	May 16, 2025

4.2	Organizational Regulations of the Company, as amended	10-K	4.2	February 27, 2025

4.3	Form of Officer's Certificate related to the 4.900% Senior Notes due 2035	8-K	4.1	August 6, 2025

4.4	Form of Global Note for the 4.900% Senior Notes due 2035	8-K	4.2	August 6, 2025

22.1	Guaranteed Securities				X

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

101.1
The following financial information from Chubb Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL:
(i) Consolidated Balance Sheets at September 30, 2025, and December 31, 2024; (ii) Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2025 and 2024; (iii) Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2025 and 2024; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024; and (v) Notes to Consolidated Financial Statements
					X

104.1	The Cover Page Interactive Data File formatted in Inline XBRL (The cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101.1)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHUBB LIMITED
(Registrant)

October 27, 2025	/s/ Evan G. Greenberg
Evan G. Greenberg
Chairman and Chief Executive Officer

October 27, 2025	/s/ Peter C. Enns
Peter C. Enns
Executive Vice President and Chief Financial Officer