Form 10-K
period 2025-12-31
Chubb Ltd
filed 2026-02-27
CIK 896159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of voting stock held by non-affiliates as of June 30, 2025 (the last business day of the registrant's most recently completed second fiscal quarter), was approximately $115 billion. For the purposes of this computation, shares held by directors and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

As of February 20, 2026, there were 390,156,552 Common Shares par value CHF 0.50 of the registrant outstanding.

Documents Incorporated by Reference
Certain portions of the registrant's definitive proxy statement relating to its 2026 Annual General Meeting of Shareholders are incorporated by reference into Part III of this report.

CHUBB LIMITED INDEX TO FORM 10-K

PART I

ITEM 1. Business

General
Chubb Limited is the Swiss-incorporated holding company of the Chubb Group of Companies. Chubb Limited, which is headquartered in Zurich, Switzerland, and its direct and indirect subsidiaries (collectively, the Chubb Group of Companies, Chubb, we, us, or our) are a global insurance and reinsurance organization, serving the needs of a diverse group of clients worldwide. At December 31, 2025, we had total assets of $272 billion and total shareholders’ equity, of $74 billion (excluding noncontrolling interests). Chubb was incorporated in 1985 at which time it opened its first business office in Bermuda and continues to maintain operations in Bermuda.

We have grown our business through increased premium volume, expansion of product offerings and geographic reach, and the acquisition of other companies, to become a global property and casualty (P&C) leader. We expanded our personal accident and supplemental health (A&H), and life insurance business with the acquisition of Cigna's business in several Asian markets in 2022. We further advanced our goal of greater product, customer, and geographical diversification with incremental purchases that led to a controlling majority interest in Huatai Insurance Group Co. Ltd (Huatai Group), a Chinese financial services holding company with separate P&C, life, and asset management subsidiaries (collectively, Huatai) on July 1, 2023. At December 31, 2025, our ownership interest in Huatai Group was approximately 87.2 percent. Refer to Note 2 to the Consolidated Financial Statements for additional information on our acquisitions.

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

We generate earnings from three primary sources of income: P&C underwriting income, investment income, and life segment income. Chubb is an underwriting company and we strive to emphasize quality of underwriting rather than volume of business or market share. Our underwriting strategy is to manage risk by employing consistent, disciplined pricing and risk selection. This, coupled with writing a number of less cyclical product lines, has helped us develop flexibility and stability of our business, and has allowed us to maintain a profitable book of business throughout market cycles. Clearly defined underwriting authorities, standards, and guidelines coupled with a strong underwriting audit function are in place in each of our local operations and global profit centers. Global product boards ensure consistency of approach and the establishment of best practices throughout the world. Our priority is to help ensure adherence to criteria for risk selection by maintaining high levels of experience and expertise in our underwriting staff. In addition, we employ a business review structure that helps ensure control of risk quality and appropriate use of policy limits and terms and conditions. Underwriting discipline is at the heart of our operating philosophy.

Our product and geographic diversification differentiate us from the vast majority of our competitors and has been a source of stability during periods of industry volatility. Our long-term business strategy focuses on sustained growth in book value achieved through a combination of underwriting and investment income. By doing so, we provide value to our clients and shareholders through use of our substantial capital base in the insurance and reinsurance markets. We serve multinational corporations, mid-size and small businesses with property and casualty insurance and risk engineering services; affluent and high net worth individuals with substantial assets to protect; individuals purchasing life, personal accident, supplemental health, homeowners, automobile in certain international markets and for high net worth individuals in the U.S., and specialty personal insurance coverage; companies and affinity groups providing or offering accident and health insurance programs and life insurance to their employees or members; and insurers managing exposures with reinsurance coverage. For most commercial and personal lines of business we offer, insureds typically use the services of an insurance broker or agent. We obtain business from the local and major international insurance brokers and typically pay a commission to brokers for business accepted and bound. Our broad market capabilities in personal, commercial, specialty, and A&H lines made available by our underwriting expertise, business infrastructure, and global presence, help define our competitive advantage. Our superior claims service is a significant asset to our business, our business partners and customers, and is unique in the industry. Our strong balance sheet is attractive to businesses, and our strong capital position and global platform affords us opportunities for growth not available to smaller, less diversified insurance companies. Refer to “Segment Information” for competitive environment by segment.

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

Segment Information
Chubb operates through six business segments: North America Commercial P&C Insurance, North America Personal P&C Insurance, North America Agricultural Insurance, Overseas General Insurance, Global Reinsurance, and Life Insurance. In 2025, consolidated net premiums earned (NPE) was $53.0 billion. Refer to Note 19 to the Consolidated Financial Statements for additional information about our segments.

North America Commercial P&C Insurance (38 percent of 2025 Consolidated NPE)

Overview
The North America Commercial P&C Insurance segment comprises operations that provide P&C and A&H insurance and services to large, middle market, and small commercial businesses in the U.S., Canada, and Bermuda. This segment includes:
•Commercial Insurance (40 percent of this segment's 2025 NPE), which includes our retail division focused on middle market customers and small businesses
•Major Accounts (36 percent of this segment's 2025 NPE), our retail division focused on large institutional organizations and corporate companies
•Westchester (19 percent of this segment's 2025 NPE), our wholesale and specialty division
•Chubb Bermuda (5 percent of this segment’s 2025 NPE), our high excess retail division

Products and Distribution
The Commercial Insurance operations provide a broad range of P&C, financial lines, and A&H products targeted to U.S and Canadian-based middle market and small commercial customers in a variety of industries. In 2025, the North America Small & Lower Midmarket Division was established to leverage a modern, automated, and data-centric digital operating model, enhancing our service delivery and product offerings to our small and lower middle market customers.
•Commercial Insurance products and services offered to our upper middle market customers include traditional P&C lines of business, including Package, which combines property and general liability, workers' compensation, automobile, umbrella; financial lines of business, including professional liability, management liability and cyber risk coverage; and other lines including environmental, A&H, and international coverages. Commercial Insurance distributes its insurance products through a North American network of independent retail agents and regional, multinational and digital brokers. Generally, our customers purchase insurance through a single retail agent or broker, do not employ a risk management department, and do not retain significant risk through self-insured retentions. The majority of our customers purchase a package product or a portfolio of products, which is a collection of insurance offerings designed to cover various needs.
•Commercial Insurance products and services offered to our small and lower middle market customers include P&C lines of business, including a Package or business owner policy which contains property and general liability; financial lines, including professional liability, management liability, and cyber risk coverage; and other lines including workers’ compensation, automobile liability, umbrella, and international coverages. Products are generally offered through a North American network of independent agents and retail brokers, as well as through digital platforms, such as the Chubb Marketplace, where we electronically quote, bind, and issue for agents and brokers, providing either a fully digital and automated experience or digitally augmented service model.

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

Competitive Environment
The Commercial Insurance operations compete against numerous insurance companies ranging from large national carriers to small and mid-size insurers who provide specialty coverages and standard P&C products. Major Accounts competes against large, global carriers; regional competitors; and self-insured retentions and captive programs. The markets are subject to cycles of fluctuating capacity and price adequacy. We pursue a specialist strategy and focus on market opportunities where we can compete effectively. We also achieve a competitive advantage through Major Accounts’ innovative product offerings and our ability to provide multiple products to a single client. In addition, all our domestic commercial units deliver global products and coverage to customers.

North America Personal P&C Insurance (13 percent of 2025 Consolidated NPE)

Overview
The North America Personal P&C Insurance segment includes the business written by Chubb Personal Risk Services division (PRS), which includes high-net-worth personal lines business, with operations in the U.S. and Canada. This segment provides affluent and high-net-worth individuals and families with homeowners, high value automobile and collector cars, valuable articles (including fine arts), personal and excess liability/umbrella, travel insurance, cyber, and recreational marine insurance and services. Our homeowners business, including valuable articles, represented 69 percent of North America Personal P&C Insurance’s net premiums earned in 2025.

Products and Distribution
Chubb PRS offers comprehensive personal insurance products and services to meet the evolving needs of high-net-worth families and individuals. Our seamless customer experience and superior coverage protect not only our clients’ most valuable possessions, but also their standard of living. Our target customers consist of high-net-worth consumers with insurance needs that typically extend beyond what mass market carriers can offer. These coverages are offered on both an admitted and excess and surplus lines basis through independent regional agents and brokers, as well as digital partnerships.

Competitive Environment
Chubb PRS competes against insurance companies of varying sizes that sell personal lines products through various distribution channels, including retail agents as well as online distribution channels. We achieve a competitive advantage through our ability to address the specific needs of high-net-worth families and individuals, to provide superior service to our customers, and to develop and deploy digital production and processes.
North America Agricultural Insurance (5 percent of 2025 Consolidated NPE)

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
•Crop-Hail coverage provides crop protection from damage caused by hail or fire, with options in some markets for other perils such as wind or theft. Coverage is provided on an acre-by-acre basis and is available in the U.S. and in some parts of Canada. Crop-Hail can be used in conjunction with MPCI or other comprehensive coverages to offset the deductible and provide protection up to the actual cash value of the crop.

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

Competitive Environment
Rain and Hail primarily operates in a federally regulated program where all approved providers offer the same product forms and rates through independent or captive agents. We seek a competitive advantage through our ability to provide superior service to our customers, including the development of digital solutions. Chubb Agribusiness competes against both national and regional competitors offering specialty P&C insurance coverages to companies that manufacture, process, and distribute agricultural products.

Overseas General Insurance (27 percent of 2025 Consolidated NPE)

Overview
The Overseas General Insurance segment comprises our retail division Chubb International, which includes Huatai Property & Casualty Insurance Co., Ltd. (Huatai P&C), our wholesale division Chubb Global Markets (CGM), and the international supplemental A&H business of Combined International Insurance, which is no longer writing new business. Chubb International comprises our international retail commercial P&C and traditional and specialty lines serving large corporations, middle market and small customers; consumer A&H and traditional and specialty personal lines business serving local territories outside the U.S., Bermuda, and Canada. In 2025, Chubb International expanded its operations through the acquisition of LMG Insurance in Thailand, offering a range of consumer and commercial P&C products. CGM, our London-based international specialty and excess and surplus lines wholesale business, includes Lloyd's of London (Lloyd's) Syndicate 2488, a wholly-owned Chubb syndicate supported by funds at Lloyd’s provided by Chubb Corporate Members. Syndicate 2488 has an underwriting capacity of £630 million for the Lloyd’s 2026 account year. The syndicate is managed by Chubb’s Lloyd’s managing agency, Chubb Underwriting Agencies Limited. At December 31, 2025, our ownership interest in Huatai P&C was approximately 87.2 percent.

Products and Distribution
Chubb International maintains a presence in every major insurance market in the world and is organized geographically along product lines as follows: Europe, Middle East and Africa, Asia (including Huatai P&C), and Latin America. Products offered include commercial P&C, including specialty coverages and services, and consumer lines, including A&H and personal lines insurance products. Chubb International's P&C business is generally written, on both a direct and assumed basis, through major international, regional, and local brokers and agents. Certain branded products are also offered via digital-commerce platforms, allowing agents and brokers to quote, bind, and issue policies at their convenience. Huatai P&C provides a range of commercial and personal P&C products in China, including automobile, homeowners, property, professional liability, product liability, employer liability, business interruption, marine cargo, personal accident, supplemental health, and specialty risk. These products are marketed through various distribution channels including nearly 200 licensed sales locations in 28 Chinese provinces. Property insurance products include traditional commercial fire coverage, as well as energy industry-related, marine, construction, and other technical coverages. Principal casualty products are commercial primary and excess casualty, environmental, and general liability. A&H and other consumer lines products are distributed through brokers, agents, direct marketing programs, including thousands of telemarketers, and sponsor relationships. The A&H operations primarily offer personal accident and supplemental medical coverages including accidental death, business/holiday travel, specified disease, disability, medical and hospital indemnity, and income protection. We are not in the primary healthcare business. With respect to our supplemental medical and hospital indemnity products, we typically pay fixed amounts for claims and are therefore largely insulated from the direct impact of rising healthcare costs. Chubb International specialty coverages include D&O, professional indemnity, cyber, surety, aviation, political risk, and specialty personal lines products. Chubb International personal lines operations provide a wide range of consumer lines products to meet the needs of specific target markets around the world. Products include high net worth homes, traditional homeowners, automobile, and specialty products that cover smart phones, eyeglasses, and personal cyber risk.

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
Global Reinsurance (3 percent of 2025 Consolidated NPE)

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

Life Insurance (14 percent of 2025 Consolidated NPE)

Overview
The Life Insurance segment comprises our international life operations (Chubb Life), which includes Huatai Life Insurance Co., Ltd. (Huatai Life), Chubb Tempest Life Re (Chubb Life Re), and the supplemental accident, health, disability, and life business of Chubb Benefits. Also included in the Life Insurance segment are Huatai’s asset management companies, principally Huatai Asset Management Co. Ltd and Huatai Baoxing Fund Management. At December 31, 2025, our direct and indirect ownership interest in Huatai Life was 89.5 percent, Huatai Asset Management Co. Ltd. was 79.2 percent, and Huatai Baoxing Fund Management was 74.1 percent. Insurance and asset management form an integral part of our China strategy to help customers with their protection and savings needs.

Products and Distribution
Chubb Life's main operations are in Asia, which accounts for 95 percent of its net written premiums, deposits, and earnings. Our Asia markets comprise South Korea, mainland China, Hong Kong, Taiwan, Thailand, Vietnam, New Zealand, and Indonesia. Outside of Asia, Chubb Life has a presence in Egypt and selectively in Latin America, with key markets being Chile, Brazil, Ecuador, and Mexico through a joint distribution model with Chubb Overseas General Insurance.

Chubb Life offers a broad portfolio of protection and savings products including individual and group term life, dental, critical illness, dementia, hospital cash, personal accident, disability income, credit life and group employee benefits, whole life, universal life, unit linked contracts, endowment plans, and annuities. The policies written by Chubb Life generally provide funds to beneficiaries of insureds upon death or insured event occurring or savings benefits while the contract owner is living in the case of savings products. Chubb Life earns income from both insurance contracts subject to mortality and morbidity risks and investment contracts not subject to insurance risks. Net investment income is a significant component of Segment income and is earned through strategic asset allocation based on asset liability matching and risk adjusted returns.

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

Chubb Life operates a multichannel distribution network enabling wider consumer reach. Our controlled distribution channels are a majority of net written premiums and include tied agency and telemarketing where we focus on recruiting, training and management of quality active distributors. Our captive agency distribution and telemarketing channels sell Chubb Life products exclusively and enable us to maintain direct contact with the retail consumer, promote quality sales practices, and generate better persistency. Independent broker channels complement our tied agency channel, reaching a wider pool of mass affluent and affluent customers, especially in South Korea, Hong Kong and Taiwan. In China, Huatai Life has a network of 265 branches/sales offices across 20 provinces.

Chubb Life growth is focused on maximizing opportunities in Asia, where we have market leading positions in direct marketing notably in South Korea, Taiwan and Indonesia. We take advantage of rapid growth in face-to-face channels to sell insurance through tied and independent agents and selected bancassurance partnerships. These distribution channels generate operating profits that exceed our target returns on invested capital and are sustainable due to a large in-force book. We are also transforming our business digitally, leveraging our global data and artificial Intelligence assets to capitalize on digital partnership capabilities and our unique positioning as the leading composite insurer in Asia.

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

Chubb Benefits is a provider of supplemental accident, health, disability, and life insurance products across the U.S. and Canada. Chubb Benefits comprises three businesses: Combined U.S., Combined Canada, and Workplace Solutions. Combined-branded businesses in the U.S. and Canada focus on providing benefits to small businesses and individuals through independent agents and brokers. Workplace Solutions caters to mid- and large-market employers with distribution solely through brokers and benefits consultants.

Competitive Environment
Chubb Life's competition differs by market but generally includes multinational insurers, large domestic insurers, and state-owned insurers. Chubb's financial strength and reputation as an entrepreneurial organization with a global presence and strong local management capabilities gives Chubb Life a strong base to offer competitive prices, grow revenues and deliver scale efficiencies. Our focus is A&H business, supplemented with savings products in target markets. Chubb Benefits competes for A&H business in the U.S. against numerous A&H and life insurance companies across various industry segments.

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

Huatai Asset Management has over $155 billion in assets under management (AUM) in China, and is licensed to manage institutional, pension, and retail mutual fund investments. Huatai’s asset management companies manage Huatai's investments internally. In addition, over 90 percent of total AUM are managed on behalf of third-party clients. Huatai asset management companies earn management and performance fees from the management of third-party assets and also earn fees related to the origination, distribution and management of private loans on behalf of highly rated domestic institutions in China.

The Chubb Limited Board of Directors (the Board) established a Risk & Finance (R&F) Committee which helps execute the Board's supervisory responsibilities pertaining to enterprise risk management including investment risk. Under the overall supervision of the R&F Committee, Chubb's governance over investment management is rigorous and ongoing. Among its responsibilities, the R&F Committee:

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

Within the guidelines and asset allocation parameters established by the R&F Committee, individual investment committees of the segments determine tactical asset allocation. Additionally, these committees review all investment-related activity that affects their operating company, including the selection of outside investment advisors, proposed asset allocation changes, and the systematic review of investment guidelines.

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

Group Supervision
The Pennsylvania Insurance Department (Department) is the group-wide supervisor for the Chubb Group of Companies. In consultation with other insurance regulatory bodies that oversee Chubb's insurance activities, the Department has convened the Chubb Supervisory College (College) bi-annually since 2012, with annual Colleges convened since 2017. The most recent College was held in October 2025. During these meetings, the College reviewed extensive information about Chubb, without material adverse comment.

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

In order to minimize the risk of a shortfall in capital arising from an unexpected adverse deviation, the BMA has established a threshold capital level, (termed the Target Capital Level (TCL)), set at 120 percent of ECR, that serves as an early warning tool for the BMA. Failure to maintain statutory capital at least equal to the TCL would likely result in increased BMA regulatory oversight.

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

Other International Operations
The extent of insurance regulation varies significantly among the countries in which non-U.S. Chubb operations conduct business. While each country imposes licensing, solvency, auditing, and financial reporting requirements, such as the International Accounting Standard Board’s accounting standard for insurance contracts (IFRS 17), the type and extent of the requirements differ substantially. For example:
•in some countries, insurers are required to prepare and file monthly or quarterly financial reports, and in others, only annual reports;
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
Our global ERM framework is broadly multi-disciplinary and its strategic objectives include:

•External Risks: identify, analyze, quantify, and where possible, mitigate significant external risks that could materially hamper the financial condition of Chubb or the achievement of corporate business objectives over the next 36 months;
•Exposure Accumulations: identify and quantify the accumulation of exposure to individual counterparties, products or industry sectors, particularly those that materially extend across or correlate between business units or divisions or the balance sheet;
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
•monitor exposure accumulations relative to established guidelines; and
•ensure effective internal risk management communication up to management and the Board (including our Risk & Finance (R&F) Committee), down to the various business units and legal entities, and across the firm; and
•Disclosure: develop protocols and processes for risk-related disclosure internally as well as externally to rating agencies, regulators, shareholders and analysts.

Chubb Group's Risk and Underwriting Committee (RUC) reports to and assists the Chief Executive Officer in the oversight and review of the ERM framework which covers the processes and guidelines used to manage the entire landscape of insurance, financial, strategic, and operational risks. The RUC is chaired by Chubb Group’s Chief Risk Officer (Chair). The RUC meets at least once a quarter, and comprises Chubb Group's most senior executives which, in addition to the Chair, includes the Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer, Chief Investment Officer, Chief Actuary, Chief Digital Business Officer, General Counsel, President – North America Insurance, President – Overseas General Insurance, and Global Head of Underwriting.

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

Chubb's Chief Risk Officer also reports to the Board's R&F Committee, which helps execute the Board's supervisory responsibilities pertaining to ERM. The role of the R&F Committee includes evaluation of the integrity and effectiveness of our ERM procedures, systems, and information; governance on major policy decisions pertaining to risk aggregation and minimization; and assessment of our major decisions and preparedness levels pertaining to perceived material risks. The Audit Committee meets with the R&F Committee at least annually in order to exercise its risk assessment and management duties under New York Stock Exchange Rules.

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

The potential impacts of climate change on the insurance industry, including Chubb, are complex, myriad and are likely to develop over a multi-year time horizon. These risks may include physical risks, transition risks and liability risks. Physical risks arise from direct weather–related events, such as floods, storms and wildfire and these risks may increase insurance claims.

Our insurance contracts are typically renewed on an annual basis. Consequently, we can quickly respond to changes as needed by adjusting our pricing or by restricting our exposure.

As described in "Catastrophe Management" under Item 7, Chubb uses catastrophe models to quantify natural catastrophe risk for product pricing and portfolio management purposes. Based on science and our own experience to date, we have conducted extensive work to understand the potential impact of climate change on our risk profile. These findings actively inform our underwriting risk appetite for property-related exposures for wildfire, where we have significantly reduced our business in certain areas, and other perils such as flood and hurricane.

Chubb mitigates exposure to climate change risk by ceding catastrophe risk in our insurance portfolio through both reinsurance and capital markets, and our investment portfolio through the diversification of risk, industry, location, type, and duration of security. Asset concentrations are actively managed in hurricane- and flood-exposed areas, and our investment portfolio is relatively short in duration.

Human Capital Management

Overview
Our employees are essential to Chubb’s commitment to protect the present and build a better future for customers around the world. The expertise of our people enables the underwriting excellence, operational discipline, and high‑quality claims service that define our company. To sustain this performance, Chubb focuses on attracting, developing, and retaining top talent, and fostering a culture where employees can perform at their full potential.

Workforce Demographics and Metrics
Chubb employs approximately 45,000 people. Our workforce is distributed across the following regions: 40 percent in Asia, 37 percent in North America, 13 percent in Latin America, and 10 percent in Europe/Eurasia/Africa. The average age of our workforce is 41.2 years, with an average tenure of 7.3 years. We closely monitor key human capital metrics, including retention, critical‑role succession, learning participation and hiring and internal mobility, and report them regularly to senior management and the Board.

Employee Experience and Culture
Chubb emphasizes professionalism, craftsmanship, accountability, and high performance. In 2025, we enhanced the employee experience through modernized operational platforms, broadened manager and employee self‑service capabilities and refreshed performance and development processes. As digital capabilities expand across the company, employees now benefit from more intuitive tools and technologies that improve both productivity and day‑to‑day experience.

During the year, we deployed experience surveys with select populations to generate deeper insights and conducted listening sessions within geographic regions. These inputs informed targeted local and enterprise-level actions designed to retain and engage critical talent.

Attraction, Development, and Retention
Chubb’s long‑term success depends on disciplined talent acquisition, robust development pathways, and workforce stability. In 2025, we filled approximately 9,000 roles worldwide, hiring nearly 6,500 new employees externally and supporting approximately 2,500 internal moves. This reflects a healthy talent pipeline and strong progression within the company.

In 2025, more than 22,000 employees participated in structured learning programs, as we continued investing in technical, leadership, and early‑career development. Our early-career programs hired and trained approximately 500 recent college graduates globally, strengthening our pipeline of future insurance professionals.

Retention remained a priority throughout the year. For 2025, our annual voluntary turnover rate was 10.9 percent, including retirements. This reflects the value employees place on careers at Chubb and highlights the stability that brings a meaningful advantage to our business.

Employee Well‑Being and Connection
We continued to offer programs that support employee well‑being, engagement, and community across all regions. These programs include wellness and financial‑wellbeing resources, as well as locally driven employee events. Such efforts help maintain a connected and supportive environment that reinforces our culture.

Compensation and Benefits
Chubb provides competitive compensation and benefits globally to attract and retain an experienced, high‑performing workforce. Our mix of short‑ and long‑term incentives is designed to align pay with individual performance, company results, and long‑term shareholder value. Compensation and benefits programs are regularly benchmarked to ensure market competitiveness and internal equity.

Information about our Executive Officers

The following sets forth information regarding our executive officers as of February 27, 2026:

Name	Age	Positions
Evan G. Greenberg	71	Director (August 2002 to present), Chairman of the Board (May 2007 to present), and Chief Executive Officer of Chubb Limited (May 2004 to present).
Timothy A. Boroughs	76	Vice Chairman, Chubb Group, and Executive Vice Chairman, Asset Management (May 2025 to present); Chief Investment Officer of Chubb Group (2000 to May 2025); Executive Vice President (EVP) of Chubb Group (2014 to May 2025).
Peter C. Enns	60	EVP and Chief Financial Officer of Chubb Limited (July 2021 to present); Joined Chubb in April 2021; held several management positions at HSBC (2018 to 2020), finishing as Global Co‑Head of Investment Banking Coverage; previously held several senior positions at Goldman Sachs (1996 to 2017), including Chairman and Chief Executive Officer of Goldman Sachs Canada and Partner in the U.S. Financial Institutions Group.
Bryce L. Johns	50	Senior Vice President (SVP), Chubb Group and President, Chubb Life (April 2022 to present); Group General Manager and Global Chief Executive Officer of HSBC Life and Insurance Partnerships (August 2016 to December 2021).
John W. Keogh	61	President (December 2020 to present) and Chief Operating Officer (July 2011 to present) of Chubb Limited; Vice Chairman (2010 to 2015) and Executive Vice Chairman (2015 to December 2020) of Chubb Limited; Chairman, Insurance – Overseas General, Chubb (2006 to 2010).
Paul McNamee	50	EVP, Chubb Group and President, Overseas General Insurance (July 2024 to present); SVP, Chubb Group and Regional President, Asia Pacific (July 2016 to July 2024); employed by Chubb since 1995.
Frances D. O'Brien	67	EVP, Chubb Group and Chief Risk Officer of Chubb Limited (April 2023 to present); SVP and Deputy Chief Risk Officer, Chubb (January 2022 to March 2023); Division President, North America Personal Risk Services, Chubb (2016 to 2021); SVP, Chief Risk Officer of The Chubb Corporation at the time of its acquisition by Chubb Limited (2016).
Juan Luis Ortega	51	EVP, Chubb Group (August 2019 to present) and President, North America Insurance (July 2024 to present); President, Overseas General Insurance, Chubb (August 2019 to July 2024); employed by Chubb since 1999.
Joseph F. Wayland	68	EVP of Chubb Limited (January 2016 to present); General Counsel and Secretary of Chubb Limited (July 2013 to present).

Additional Resources
We make available free of charge through our website (investors.chubb.com, under Financials) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, if any, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they have been electronically filed with or furnished to the U.S. Securities and Exchange Commission (SEC). Also available through our website (under About / Investors / Governance / Governance Documents) are our Corporate Governance Guidelines, Code of Conduct, and Charters for the Committees of the Board. Printed documents are available by contacting our Investor Relations Department (Telephone: +1 (212) 827-4445, E-mail: investorrelations@chubb.com).

We also use our website as a means of disclosing material, non-public information and for complying with our disclosure obligations under SEC Regulation FD (Fair Disclosure). Accordingly, investors should monitor the Investor Relations portion of our website, in addition to following our press releases, SEC filings, and public conference calls and webcasts. The information contained on, or that may be accessed through, our website is not incorporated by reference into, and is not a part of, this report. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file with the SEC.

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

We include in our loss reserves liabilities for latent claims, such as asbestos and environmental (A&E), which are principally related to claims arising from remediation costs associated with hazardous waste sites and bodily-injury claims related to exposure to asbestos products and environmental hazards. At December 31, 2025, gross A&E liabilities represented approximately 1.4 percent of our gross loss reserves. The estimation of these liabilities is subject to many complex variables including: the current legal environment; specific settlements that may be used as precedents to settle future claims; assumptions regarding trends with respect to claim severity and the frequency of higher severity claims; assumptions regarding the ability to allocate liability among defendants (including bankruptcy trusts) and other insurers; the ability of a claimant to bring a claim in a state in which it has no residency or exposure; the ability of a policyholder to claim the right to non-products coverage; whether high-level excess policies have the potential to be accessed given the policyholder's claim trends and liability situation; payments to unimpaired claimants; and the potential liability of peripheral defendants. Accordingly, the ultimate settlement of losses, arising from either latent or non-latent causes, may be significantly greater or less than the loss and loss expense reserves held at the balance sheet date. In addition, the amount and timing of the settlement of our P&C liabilities are uncertain and our actual payments could be higher than contemplated in our loss reserves owing to the impacts of insurance, judicial decisions, and social inflation. If our loss reserves are determined to be inadequate, we may be required to increase loss reserves at the time of the determination and our net income and capital may be reduced.

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
We seek to manage our loss exposure by maintaining a disciplined underwriting process throughout our insurance operations, including the use of underwriting controls and risk models. We also look to limit our loss exposure by writing a number of our insurance and reinsurance contracts on an excess of loss basis. Excess of loss insurance and reinsurance indemnifies the insured against losses in excess of a specified amount. In addition, we limit program size for each client and purchase third-party reinsurance for our own account. We also look to limit our loss by using assumed proportional reinsurance treaties, in which we seek per occurrence limitations or loss and loss expense ratio caps to limit the impact of losses ceded by the client. In proportional reinsurance, the reinsurer shares a proportional part of the premiums and losses of the reinsured. We further seek to limit our loss exposure by geographic diversification. Geographic zone limitations involve significant underwriting judgments, including the determination of the area of the zones and the inclusion of a particular policy within a particular zone's limits.

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
We purchase protection from third parties, including reinsurance, to protect against catastrophes and other sources of volatility, to increase the amount of protection we can provide our clients, and as part of our overall risk management strategy. Our reinsurance business also purchases retrocessional protection, which allows a reinsurer to cede to another company all or part of the reinsurance originally assumed by the reinsurer. From time to time, market conditions have limited, and in some cases have prevented, insurers and reinsurers from obtaining the types and amounts of reinsurance or retrocessional reinsurance that they consider adequate for their business needs.

There is no guarantee our desired amounts of reinsurance or retrocessional reinsurance will be available in the marketplace in the future. In addition to capacity risk, the remaining capacity may not be on terms we deem appropriate or acceptable or with companies with whom we want to do business. Finally, we face some degree of counterparty risk whenever we purchase reinsurance or retrocessional reinsurance. Consequently, the insolvency of these counterparties, or the inability, or unwillingness of any of our present or future reinsurers to make timely payments to us under the terms of our reinsurance or retrocessional agreements could have an adverse effect on us. At December 31, 2025, we had $20.6 billion of reinsurance recoverables, net of reserves for uncollectible recoverables. A reinsurer's or retrocessionaire's insolvency or inability or unwillingness to make timely payments under the terms of its reinsurance agreement with us could have an adverse effect on us because we remain liable to the insured.

Certain active Chubb companies are primarily liable for A&E and other exposures they have reinsured to our inactive run-off company Century Indemnity Company (Century). At December 31, 2025, the aggregate reinsurance balances ceded by our active subsidiaries to Century were approximately $1.9 billion. Should Century's loss reserves experience adverse development in the future and should Century be placed into rehabilitation or liquidation, the reinsurance recoverables due from Century to its affiliates could be payable only after the payment in full of third-party expenses and liabilities, including administrative expenses and direct policy liabilities. Thus, the intercompany reinsurance recoverables could be at risk to the extent of the shortage of assets remaining to pay these recoverables. While we believe the intercompany reinsurance recoverables from Century are not impaired at this time, we cannot provide assurance that adverse development with respect to Century's loss reserves, if manifested, will not result in Century's rehabilitation or insolvency, which could result in our recognizing a loss. This could have an adverse effect on our results of operations and financial condition.

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
The surety business is characterized by infrequent but potentially high severity losses. The majority of our surety obligations are intended to be performance-based guarantees. When losses occur, they may be mitigated, at times, by recovery rights to the customer’s assets, contract payments, and collateral and bankruptcy recoveries. We have substantial commercial and construction surety exposure for current and prior customers. In that regard, we have exposures related to surety bonds issued on behalf of companies that have experienced or may experience deterioration in creditworthiness. If the financial condition of these companies were adversely affected by the economy or otherwise, we may experience an increase in filed claims and may incur high severity losses, which could have an adverse effect on our results of operations.

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
Our investment assets are invested by professional investment management firms under the direction of our management team in accordance with investment guidelines approved by the Board. Our investments are subject to market risks and risks inherent in individual securities. Our investment performance is highly sensitive to many factors, including interest rates, inflation, monetary and fiscal policies, and domestic and international political conditions. The volatility of our losses may force us to liquidate securities, which may cause us to incur capital losses. Realized and unrealized losses in our investment portfolio would reduce our book value, and if material, can affect our ability to conduct business.

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

Our fixed income portfolio is primarily invested in high quality, investment-grade securities. However, a smaller portion of the portfolio, approximately 17 percent at December 31, 2025, is invested in below investment-grade securities. These securities, which pay a higher rate of interest, also have a higher degree of credit or default risk and may also be less liquid in times of economic weakness or market disruptions. It is possible that in periods of economic weakness (such as recession), we may experience credit or default losses in our portfolio, which could adversely affect our results of operations and financial condition.

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

The amount of capital that our insurance subsidiaries have and must hold to maintain their financial strength and credit ratings and meet other requirements can vary significantly from time to time and is sensitive to a number of factors, some of which are outside of our control.
Capital requirements for our insurance subsidiaries are prescribed by the applicable insurance regulators, while rating agencies establish requirements that inform ratings for our insurance subsidiaries. Projecting surplus and the related capital requirements is complex and requires making assumptions regarding how our business will perform within the broader macroeconomic environment. Insurance regulators and rating agencies evaluate company capital through financial models that calculate minimum capitalization requirements based on risk-based capital formulas for property and casualty insurance groups and their subsidiaries. In any particular year, capital levels and risk-based capital requirements may increase or decrease depending on a variety of factors including the mix of business written by our insurance subsidiaries and correlation or diversification in the business profile, the amount of additional capital our insurance subsidiaries must hold to support business growth, the value of securities in our investment portfolio, changes in interest rates and foreign currency exchange rates, as well as changes to the regulatory and rating agency models used to determine our required capital.

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

Our ability to pay dividends and make payments on indebtedness may be constrained by our holding company structure.
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
Swiss law imposes certain withholding tax and other restrictions on a Swiss company’s ability to return earnings or capital to its shareholders, including through the repurchase of its own shares. We may only repurchase shares to the extent that sufficient freely distributable reserves are available. In addition, Swiss law requires that the total par value of Chubb's treasury shares must not be in excess of 10 percent of its total share capital, although, to the extent permitted by Swiss law, exemptions from the 10 percent limit apply for repurchased treasury shares dedicated for cancellation under our shareholder-approved capital band and for shares acquired pursuant to a shareholder-ratified repurchase program and dedicated for cancellation. As a result, in order to maintain our share repurchase program, our shareholders must either periodically approve our capital band authorizing our Board to reduce our share capital or, as necessary, ratify our share repurchase program authorizing our Board to acquire shares in excess of the 10 percent limit. If our shareholders do not approve either of the foregoing, we may be restricted or unable to return capital to shareholders through share repurchases in the future. Furthermore, our current repurchase program relies on bank counterparties for execution and Swiss tax rulings confirmed by the competent tax authority for a certain period. We can re-apply for such tax rulings in the future but cannot guarantee that they will also be granted going forward. Any future revocation, lapse, expiration, or loss of our Swiss tax rulings or the inability to conduct repurchases in accordance with these rulings could jeopardize our ability to continue repurchasing our shares.

Our operating results and shareholders' equity may be adversely affected by currency fluctuations.
Our reporting currency is the U.S. dollar. In general, we match assets and liabilities in local currencies. Where possible, capital levels in local currencies are limited to satisfy minimum regulatory requirements and to support local insurance operations. The principal currencies creating foreign exchange risk are the Korean won, Chinese yuan renminbi, Canadian dollar, Australian dollar, Mexican peso, Thai baht, Hong Kong dollar, Brazilian real, New Zealand dollar, and euro. At December 31, 2025, approximately 26.7 percent of our unhedged net assets were denominated in foreign currencies. We may experience losses resulting from fluctuations in the values of non-U.S. currencies, which could adversely impact our results of operations and financial condition.

Operational

The regulatory and political regimes under which we operate, and their volatility, could have an adverse effect on our business.
We may from time to time face challenges resulting from changes in applicable law and regulations in particular jurisdictions, or changes in approach to oversight of our business from insurance or other regulators.

Our insurance and reinsurance subsidiaries conduct business globally and are subject to varying degrees of supervision and regulation by the regulatory authorities under which they conduct business. The extent of regulation on our insurance business varies across the jurisdictions where we operate, but generally is governed by laws that delegate regulatory, supervisory and administrative authority to insurance departments and similar regulatory agencies. The laws and regulations of the jurisdictions in which our insurance and reinsurance subsidiaries are domiciled generally grant regulatory agencies and/or self-regulatory organizations broad rulemaking and enforcement powers, including the power to regulate the issuance, marketing, sale and distribution of our products, the manner in which we underwrite our policies, the delivery of our services, the nature or extent of disclosures that we give our customers, the compensation of our distribution partners, the manner in which we handle claims on our policies and the administration of our policies and contracts, as well as the power to limit or restrict our business for failure to comply with applicable laws and regulations. Applicable statutes, regulations and policies require, among other things, maintenance of minimum levels of statutory capital, surplus, and liquidity, various solvency standards, and periodic examinations of subsidiaries' financial condition. In some jurisdictions, laws and regulations also restrict payments of dividends and reductions of capital. Applicable statutes, regulations, and policies may also restrict the ability of these subsidiaries to write insurance and reinsurance policies, to make certain investments, and to distribute funds. The purpose of insurance laws and regulations generally is to protect policyholders and ceding insurance companies, not our shareholders. For example, some jurisdictions have enacted various consumer protection laws that make it more burdensome for insurance companies to sell policies and interact with customers in personal lines businesses. Failure to comply with such regulations can lead to significant penalties and reputational injury.

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

Furthermore, governments, regulators, investors, customers, and other stakeholders have increased their focus on climate change risk reporting. A variety of governments and regulators have adopted or are in the process of adopting climate change and greenhouse gas emissions disclosure requirements to which Chubb and certain of its individual subsidiaries are or will be subject in the future. Chubb also receives requests for information from investors, customers and other stakeholders from time to time on various aspects of its policies and strategies relating to climate change. This has resulted in expanded and increasingly complex expectations related to reporting under multiple, disparate and potentially inconsistent reporting requirements, increased due diligence, and potential requirements for the reporting of scope 3 greenhouse gas emissions. Responding to such disclosure requirements and requests involves risks and uncertainties, including dependence in part on estimates and third-party data that are outside our control.

New reporting standards, regulations and requirements with various aims and goals could expose us to legal, regulatory, investor and other stakeholder scrutiny, and customers that disagree with our actions may determine not to do business with us, all of which may adversely affect our business, reputation and results of operations.

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

Regulatory standards relating to the use of artificial intelligence (AI) are evolving in the countries where we do business, and may increase risks associated with bias, unfair discrimination, transparency, and information security. State insurance regulators in the U.S. have issued and will continue to consider regulations or guidelines on the use of external data, algorithms, and AI in insurance practices. The European Parliament and European Council have also promulgated the European Union Artificial Intelligence Act, which will regulate the use of AI within the European Union. Several nations in Asia are also considering legislation or regulatory guidance. The application of existing law and introduction of new or revised laws and regulations may require changes in our operations, increase compliance costs and reduce benefits from our adoption of artificial intelligence technologies.

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
Our operations rely on the secure processing, storage, and transmission of confidential and other information and assets, including in our computer systems and networks and those of third-party service providers. Our business depends on effective information security and systems and the integrity and timeliness of the data our information systems use to run our business. Our ability to adequately price products and services, to establish reserves, to provide effective, efficient and secure service to our customers, to value our investments and to timely and accurately report our financial results also depends significantly on the integrity and availability of the data we maintain, including that within our information systems, as well as data in and assets held through third-party service providers and systems. Our systems and those of our third-party service providers, have been, and will likely continue to be, targeted by or subject to viruses, malware or other malicious codes, unauthorized access, cyber-attacks, cyber frauds, ransomware or other unauthorized occurrences, on or conducted through our information systems, which jeopardize the confidentiality, integrity or availability of our information or information systems. Cybersecurity threats are rapidly evolving and those threats and the means for obtaining access to our systems are becoming increasingly sophisticated. Cybersecurity threats can originate from a wide variety of sources including terrorists, nation states, financially motivated actors, internal actors, or third parties, such as external service providers, and the techniques used change frequently or are often not recognized until after they have been launched. The rapid evolution and increased adoption of artificial intelligence technologies may intensify our cybersecurity risks, which include the deployment of artificial intelligence by bad actors intent on finding and exploiting vulnerabilities, use of "deep fakes," and long-term persistent attacks. The administrative and technical controls and protective actions we have taken (including conducting due diligence security reviews and negotiating agreements with third-party service providers), which are designed to reduce the risk of cyber incidents and to protect our information technology and assets, may be insufficient to prevent cybersecurity events, which may include unauthorized access, computer viruses, malware or other malicious code or cyber-attack, ransomware, phishing scams, or similar attempts to fraudulently induce our employees, third party vendors or others to take actions that compromise our information or information systems, business compromise attacks, catastrophic events, system failures and disruptions, employee errors, negligence or malfeasance, loss of assets or data and other events that could have security consequences. As the breadth and complexity of our security infrastructure continues to grow, the risk of a cybersecurity event increases. Such an event or events may jeopardize Chubb's or its clients' or counterparties' confidential and other information processed and stored within Chubb, and transmitted through its information systems, or otherwise cause interruptions, delays, or malfunctions in Chubb's, its clients', its counterparties', or third parties' operations, or result in data loss or loss of assets that could result in significant losses, reputational damage or an adverse effect on our operations and critical business functions. Chubb may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures and to pursue recovery of lost data or assets and we may be subject to litigation costs and losses, regulatory penalties (as described above) and financial losses that are either not insured against or not fully covered by insurance maintained. In instances where we rely on third parties to perform business functions and process data on our behalf, Chubb may be exposed to additional data security risk as a result of cybersecurity events that impact the third party or others upon whom they rely.

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
Losses may result from, among other things, fraud, errors, failure to document transactions properly, failure to obtain proper internal authorization, failure to comply with underwriting or other internal guidelines, or failure to comply with regulatory requirements. It is not always possible to deter or prevent employee, agent, broker or vendor misconduct, and the precautions that we take to prevent and detect this activity may not be effective in all cases. Resultant losses could adversely affect our business, results of operations, and financial condition.

Strategic

The continually changing landscape, including competition, technology and products, and existing and new market entrants could reduce our margins and adversely impact our business and results of operations.
Insurance and reinsurance markets are highly competitive. We compete on an international and regional basis with major U.S., Bermudian, European, and other international insurers and reinsurers and with underwriting syndicates, some of which have greater financial, technological, marketing, distribution and management resources than we do. In addition, capital market participants have created alternative products that are intended to compete with reinsurance products. We also compete with new companies and existing companies that move into the insurance and reinsurance markets. If competition, or technological or other changes to the insurance markets in which we operate, limits our ability to retain existing business or write new business at adequate rates or on appropriate terms, our business and results of operations could be materially and adversely affected. Increased competition could also result in fewer submissions, lower premium rates, and less favorable policy terms and conditions, which could reduce our profit margins and adversely impact our net income and shareholders' equity.

Recent technological advancements in the insurance industry and information technology industry present new and fast-evolving competitive risks as participants seek to increase transaction speeds, lower costs, and create new opportunities. Advancements in technology are occurring in underwriting, claims, distribution, and operations at a pace that may quicken, including as companies increase use of data analytics, AI and other technology as part of their business strategy. We will be at a competitive disadvantage if our competitors are more effective than us in their utilization of technology and evolving data analytics. If we do not anticipate or keep pace with these technological and other changes impacting the insurance industry, it could adversely affect our business results of operations and financial condition.

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

Our non-U.S. companies may be subject to U.S. tax which may have an adverse effect on our results of operations and shareholders' equity.
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

Our Bermuda operations are subject to taxation in Bermuda because of the newly effective Bermuda Corporate Income Tax Act.
Historically, our Bermuda operations had not been subject to Bermuda income tax. However, on December 27, 2023, the Government of Bermuda enacted a 15 percent corporate income tax (Bermuda CIT) effective January 1, 2025.

The new Bermuda CIT will be a covered tax under the OECD’s global minimum tax regime discussed in our Risk Factor below titled “The Organization for Economic Cooperation and Development (OECD), European Union (EU), Swiss Federal Council, and other jurisdictions have passed measures that have changed long standing tax principles that could increase our taxes.” Therefore, we would expect any implementation of the OECD global minimum tax regime to count any current Bermuda CIT toward such OECD minimum tax.

The Organization for Economic Cooperation and Development (OECD), European Union (EU), Swiss Federal Council, and other jurisdictions have passed measures that have changed long standing tax principles that could increase our taxes.
The OECD has published a framework for taxation that in many respects is different than long standing international tax principles. This framework, along with related Administrative Guidance, is redefining what income is taxed in which country and instituted a 15 percent global minimum tax in 2024 or later years. To date, the EU and many other countries have enacted the 15 percent global minimum tax. Switzerland has enacted aspects of these rules, effective on January 1, 2025, including the income inclusion rule.

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
Our dividends are generally subject to a Swiss withholding tax at a rate of 35 percent; however, payment of a dividend in the form of a capital contribution reserve reduction or par value reduction is not subject to Swiss withholding tax. We have previously obtained shareholder approval for dividends to be paid in such form. It is our practice to recommend to shareholders that they annually approve the payment of dividends in such form, but we cannot assure that our shareholders will continue to approve a reduction in such form each year or that we will be able to meet the other legal requirements, or that Swiss withholding tax rules will not be changed in the future. We estimate we would be able to pay dividends in such form, and thus exempt from Swiss withholding tax, until 2032–2036. This range may vary depending upon changes in annual dividends, special dividends, share repurchases, the U.S. dollar/Swiss franc exchange rate, changes in par value or capital contribution reserves or adoption of changes or new interpretations to Swiss corporate or tax law or regulations.

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

A U.S. tax-exempt organization may recognize unrelated business taxable income if a portion of our insurance income is allocated to the organization. This generally would be the case if either (i) Chubb Limited is considered a CFC and the tax-

exempt shareholder is a 10 percent U.S. shareholder or (ii) there is RPII, certain exceptions do not apply, and the tax-exempt organization, directly (or indirectly through foreign entities) owns any shares of Chubb Limited. Although we do not believe that any U.S. tax-exempt organization should be allocated such insurance income, we cannot be certain that this will be the case. Potential U.S. tax-exempt investors are advised to consult their tax advisors.

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

Data Protection Culture
Chubb actively promotes a data protection culture. We maintain policies, standards, and technology designed to protect personal and corporate information. The policies and standards are developed by a multi-disciplinary team, with participation from information security and IT compliance, privacy, IT legal, compliance, and business representatives.

Risk Assessments and Operational Audit
Our information security policies and protocols undergo regular assessments and audits, and we engage with external parties to review our protections, including benchmarking to industry standards and best practices, such as the NIST CSF. In addition, we benchmark our programs against key regulatory frameworks and conduct technical assessments of our controls, which may include penetration testing and other technical testing. These processes are integrated into our established Enterprise Risk

Management (ERM) framework, which is led by Chubb's senior management and overseen by our Board's Risk & Finance (R&F) Committee. Refer to “Enterprise Risk Management“ under Item 1 for further description of our ERM function and Board oversight.

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

To our knowledge, and as of the filing date on this annual report, risks from cybersecurity threats, including potential risks arising from previous cybersecurity incidents, have not materially affected Chubb’s business strategy, results of operations, or financial condition. For more detail regarding cybersecurity threats, see our risk factor titled “A failure in our operational systems or infrastructure or those of third parties, including due to security breaches or cyber-attacks, could disrupt business, damage our reputation, and cause losses” under Item 1A.

Board and Management Governance
We have cybersecurity and information technology oversight at the Board and management levels. Direct Chubb Board-level oversight is generally within the purview of two of the Board’s committees: Audit and R&F Committee.

The Audit Committee is responsible for oversight of our cybersecurity program and related exposures and risks. The Audit Committee periodically reports to the full Board and consults with the R&F Committee on such matters. The Audit Committee’s review and oversight generally encompasses data breach risk and impact, cyber protection and detection controls, privacy matters, third-party risks (including risks from cybersecurity threats associated with any third-party service providers), cyber trends and events, and other topics. The R&F Committee is responsible for oversight of risk generally and identifying significant risks, which may include risks relating to cybersecurity and privacy, business continuity risk (including the resilience of IT operations and physical infrastructure) and cyber underwriting risk. The oversight responsibilities of the Audit and R&F Committees with respect to cybersecurity and information technology risks are each set forth in their respective charters. Members of management, including our Chief Information Security Officer (CISO) and Global Chief Technology Officer (CTO), regularly provide updates to these committees in person and through written reports. The Audit and R&F Committees also conduct a joint meeting on ERM matters, which includes coverage of strategic risk priorities, including cybersecurity, as well as Chubb’s actions and mitigation efforts in response to such risks.

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

ITEM 2. Properties
We maintain office facilities around the world including in North America, China, Europe (including our principal executive offices in Switzerland), Bermuda, Latin America, Asia Pacific, and Japan. Most of our office facilities are leased, although we own major facilities in Hamilton, Bermuda; Seoul, South Korea; Beijing and Shanghai, China; and in the U.S., including in Philadelphia, Pennsylvania; Wilmington, Delaware; and Simsbury, Connecticut. As of the date of this filing, our Philadelphia, Pennsylvania and Wilmington, Delaware office properties are being marketed for sale, with the transactions expected to close shortly after the date of this filing. Following these transactions, we expect to relocate operations in Philadelphia to a new leased office within the same city and consolidate Wilmington operations into this facility. Management considers its office facilities suitable and adequate for the current level of operations.

ITEM 3. Legal Proceedings
The information required with respect to Item 3 is included in Note 14 j) to the Consolidated Financial Statements, under Item 8, which is hereby incorporated herein by reference.

ITEM 4. Mine Safety Disclosures
Item not applicable.

PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Shares have been listed on the New York Stock Exchange (NYSE: CB) since March 25, 1993, with a current par value of CHF 0.50 per share.

We have paid dividends each quarter since we became a public company in 1993. In 2025 and 2024, our annual dividends were paid by way of a distribution from capital contribution reserves (Additional paid-in capital) through the transfer of dividends from Additional paid-in capital to Retained earnings (free reserves) as approved by our shareholders.

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

The number of record holders of Common Shares as of February 20, 2026, was 6,265. This is not the actual number of beneficial owners of Chubb's Common Shares since most of our shareholders hold their shares through a stockbroker, bank or other nominee rather than directly in their own names.

Refer to Part III, Item 12 for information relating to compensation plans under which equity securities are authorized for issuance.

Issuer's Repurchases of Equity Securities for the Three Months Ended December 31, 2025

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan (3)
October 1 through October 31	1,542,738	$272.04	1,540,000	$3.35	billion
November 1 through November 30	1,201,994	$282.08	1,200,831	$3.00	billion
December 1 through December 31	1,126,112	$298.89	1,123,919	$2.66	billion
Total	3,870,844	$282.97	3,864,750
(1)This column represents open market share repurchases and the surrender to Chubb of Common Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and to cover the cost of the exercise of options by employees through stock swaps.
(2)The aggregate value of shares purchased in the three months ended December 31, 2025, as part of the publicly announced plan was $1.1 billion. Refer to Note 15 to the Consolidated Financial Statements for more information on the Chubb Limited securities repurchase authorizations.
(3)For the period January 1, 2026, through February 26, 2026, we repurchased 1,716,988 Common Shares for a total of $551 million in a series of open market transactions. As of February 26, 2026, $2.11 billion in share repurchase authorization remained.

Performance Graph
Set forth below is a line graph comparing the dollar change in the cumulative total shareholder return on Chubb's Common Shares from December 31, 2020, through December 31, 2025, as compared to the cumulative total return of the Standard & Poor's 500 Stock Index and the cumulative total return of the Standard & Poor's Property-Casualty Insurance Index. The cumulative total shareholder return is a concept used to compare the performance of a company's stock over time and is the ratio of the stock price change plus the cumulative amount of dividends over the specified time period (assuming dividend reinvestment), to the stock price at the beginning of the time period. The chart depicts the value on December 31, 2021, 2022, 2023, 2024, and 2025, of a $100 investment made on December 31, 2020, with all dividends reinvested.

$250
$200
$150
$100
$50
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Chubb
S&P 500 Index
S&P 500 P&C Index

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Chubb Limited	$100	$128	$148	$155	$191	$219
S&P 500 Index	$100	$129	$105	$133	$166	$196
S&P 500 P&C Index	$100	$119	$142	$157	$213	$234

ITEM 6. [Reserved]

Item not applicable.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition and results of operations for the years ended December 31, 2025 and 2024, and comparisons between 2025 and 2024. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes, under Item 8 of this Form 10-K. Comparisons between 2024 and 2023 have been omitted from this Form 10-K, but can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Form 10-K for the year ended December 31, 2024.

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
•acquisitions made performing differently than expected, our failure to realize anticipated expense-related efficiencies or growth from acquisitions, the impact of acquisitions on our pre-existing organization;
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

We believe our accounting policies for these items are of critical importance to our Consolidated Financial Statements. The following discussion provides more information regarding the estimates and assumptions required to arrive at these amounts and should be read in conjunction with the sections entitled: Prior Period Development, Asbestos and Environmental (A&E), Reinsurance Recoverable on Ceded Reinsurance, and Investments, under item 8 and Net Realized and Unrealized Gains (Losses), under item 7.

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

The following table presents a roll-forward of our unpaid losses and loss expenses:

	December 31, 2025			December 31, 2024
(in millions of U.S. dollars)	Gross Losses	Reinsurance Recoverable (1)	Net Losses	Gross Losses	Reinsurance Recoverable (1)	Net Losses
Balance, beginning of year	$84,004	$17,734	$66,270	$80,122	$17,884	$62,238
Losses and loss expenses incurred	33,310	6,610	26,700	32,534	6,512	26,022
Losses and loss expenses paid	(30,575)	(6,282)	(24,293)	(27,970)	(6,467)	(21,503)
Other (including foreign exchange translation)	1,279	284	995	(682)	(195)	(487)
Balance, end of year	$88,018	$18,346	$69,672	$84,004	$17,734	$66,270
(1)Net of valuation allowance for uncollectible reinsurance.

The estimate of the liabilities includes provisions for claims that have been reported but are unpaid at the balance sheet date (case reserves) and for obligations on claims that have been incurred but not reported (IBNR) at the balance sheet date. IBNR may also include provisions to account for the possibility that reported claims may settle for amounts that differ from the established case reserves. Loss reserves also include an estimate of expenses associated with processing and settling unpaid claims (loss expenses). Our loss reserves comprise approximately 76 percent casualty-related business, which typically encompasses long-tail risks, and other risks where a high degree of judgment is required.

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

Sensitivity to underlying assumptions
While we believe that our reserve for unpaid losses and loss expenses at December 31, 2025, is adequate, new information or emerging trends that differ from our assumptions may lead to future development of losses and loss expenses that is significantly greater or less than the recorded reserve, which could have a material effect on future operating results. As noted previously, our best estimate of required loss reserves for most portfolios is judgmentally selected for each origin year after considering the results from a number of reserving methods and is not a purely mechanical process. Therefore, it is difficult to convey, in a simple and quantitative manner, the impact that a change to a single assumption will have on our best estimate. In the examples below, we attempt to give an indication of the potential impact by isolating a single change for a specific reserving method that would be pertinent in establishing the best estimate for the product line described. We consider each of the following sensitivity analyses to represent a reasonably likely deviation in the underlying assumption.

North America Commercial P&C Insurance - Workers' Compensation
Given the long reporting and paid development patterns for workers' compensation business, the development factors used to project actual current losses to ultimate losses for our current exposure require considerable judgment that could be material to consolidated loss and loss expense reserves. Specifically, adjusting ground up ultimate losses by a one percentage point change in the tail factor (i.e., 1.04 changed to either 1.05 or 1.03) would cause a change of approximately $1.1 billion, either positive or negative, for the projected net loss and loss expense reserves. This represents an impact of about 11.1 percent relative to recorded net loss and loss expense reserves of approximately $10.0 billion.

North America Commercial P&C Insurance – Liability
As is the case for Workers’ Compensation above, given the long reporting and paid development patterns, the development factors used to project actual current losses to ultimate losses for our current exposure require considerable judgment that could be material to consolidated loss and loss expense reserves. Specifically, for our main U.S. Excess/Umbrella portfolios, a five percentage point change in the tail factor (e.g., 1.10 changed to either 1.15 or 1.05) would cause a change of approximately $0.9 billion, either positive or negative, for the projected net loss and loss expense reserves. This represents an impact of about 18 percent relative to recorded net loss and loss expense reserves of approximately $4.9 billion for these portfolios.

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

North America Agricultural Insurance
Approximately 70 percent of the reserves for this segment are from the crop related lines, which all have short payout patterns, with the majority of the liabilities expected to be resolved in the ensuing twelve months. Claim reserves for our Multiple Peril Crop Insurance (MPCI) product are set on a case-by-case basis and our aggregate exposure is subject to state level risk sharing formulae as well as third-party reinsurance. The majority of the development risk arises out of the accuracy of case reserve estimates and the time needed for final crop conditions to be assessed. We do not view our Agriculture reserves as substantially influenced by the general assumptions and risks underlying more typical P&C reserve estimates.

Overseas General Insurance
Certain long-tail lines, such as casualty and financial lines, are particularly susceptible to changes in loss trend and claim inflation. Heightened perceptions of tort and settlement awards around the world can increase the demand for these products as well as contributing to the uncertainty in the reserving estimates. Our reserving methods rely on loss development patterns estimated from historical data and while we attempt to adjust such factors for known changes in the current tort environment, it is possible that such factors may not entirely reflect all recent trends in tort environments. For example, when applying the reported loss development method, the lengthening of our selected loss development patterns by six months would increase reserve estimates on long-tail casualty and financial lines for accident years 2023 and prior by approximately $540 million. This represents an impact of 9.7 percent relative to recorded net loss and loss expense reserves of approximately $5.6 billion.

Global Reinsurance
At December 31, 2025, net unpaid losses and loss expenses for the Global Reinsurance segment aggregated to $1.9 billion, consisting of $729 million of case reserves and $1,181 million of IBNR. In comparison, at December 31, 2024, net unpaid losses and loss expenses for the Global Reinsurance segment aggregated to $1.9 billion, consisting of $756 million of case reserves and $1,112 million of IBNR.

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

On occasion, there will be differences between our carried loss reserves and unearned premium reserves and the amount of loss reserves and unearned premium reserves reported by the ceding companies. This is due to the fact that we receive consistent and timely information from ceding companies only with respect to case reserves. For IBNR, we use historical experience and other statistical information, depending on the type of business, to estimate the ultimate loss. We estimate our unearned premium reserve by applying estimated earning patterns to net premiums written for each treaty based upon that treaty's coverage basis (i.e., risks attaching or losses occurring). At December 31, 2025, the case reserves, net of retrocessions, reported to us by our ceding companies approximated our recorded case reserves. Our policy is to post additional case reserves in addition to the amounts reported by our cedants when our evaluation of the ultimate value of a reported claim is different than the evaluation of that claim by our cedant.

Typically, there is inherent uncertainty around the length of paid and reported development patterns, especially for certain casualty lines such as excess workers' compensation or general liability, which may take decades to fully develop. This uncertainty is accentuated by the need to supplement client development patterns with industry development patterns due to the sometimes low statistical credibility of the data. The underlying source and selection of the final development patterns can thus have a significant impact on the selected ultimate net losses and loss expenses. For example, a 20 percent shortening or lengthening of the development patterns used for U.S. long-tail lines would cause the loss reserve estimate derived by the reported Bornhuetter-Ferguson method for these lines to change by approximately $224 million. This represents an impact of 22 percent relative to recorded net loss and loss expense reserves of approximately $1,040 million.

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

Sensitivities to underlying assumptions
While we believe that our future policy benefits reserves of $18.4 billion are appropriate at December 31, 2025, new information or emerging trends that impact best estimate assumptions may have a material effect on the FPBL and future operating results.

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

The following table shows the increase or (decrease) of the FPBL as a result of changes in various best estimate assumptions:

Liability for Future Policy Benefits		Life Insurance
(in millions of U.S. dollars)		Term Life	Whole Life	A&H	Other	Total
Discount rate
+100 basis points	(increase)/decrease in OCI	$(39)	$(2,336)	$(322)	$(152)	$(2,849)
- 100 basis points	(increase)/decrease in OCI	39	2,336	322	152	2,849
Mortality
+10%	(increase)/decrease in net income	29	60	(1)	—	88
- 10%	(increase)/decrease in net income	(26)	(64)	1	—	(89)
Morbidity
+10%	(increase)/decrease in net income	3	43	304	—	350
- 10%	(increase)/decrease in net income	(3)	(43)	(287)	—	(333)
Persistency
+10%	(increase)/decrease in net income	(7)	(7)	(27)	(1)	(42)
- 10%	(increase)/decrease in net income	6	6	27	2	41

Valuation of value of business acquired (VOBA) and amortization of VOBA
As part of the acquisition of businesses that sell long-duration contracts, such as life products, we established an intangible asset related to VOBA, which represents the estimated fair value of the future profits of in-force long duration contracts. The valuation of VOBA at the time of acquisition is derived from similar assumptions to those used to establish the associated future policy benefits reserves, including mortality, morbidity, persistency, investment yields, expenses, and the discount rate. The most significant input in this calculation is the discount rate used to arrive at the present value of the net cash flows. We amortize VOBA as a component of Policy acquisition costs in the Consolidated statements of operations in relation to the profit emergence of the underlying contracts, which is generally in proportion to premium revenue recognized based upon the same assumptions used in measuring the liability for future policy benefits.

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

Reinsurance and insurance contracts that include both significant risk sharing provisions, such as adjustments to premiums or loss coverage based on loss experience, and relatively low policy limits, as evidenced by a high proportion of maximum premium assessments to loss limits, can require considerable judgment to determine whether or not risk transfer requirements are met. For such contracts, often referred to as structured products, we require that risk transfer be specifically assessed for each contract by developing expected cash flow analyses at contract inception. To support risk transfer, the cash flow analyses must demonstrate that a significant loss is reasonably possible. We use various tests to accomplish this, one of which is the ratio of the net present value of losses and ceded commissions divided by the net present value of premiums equals or exceeds 110 percent with at least a 10 percent probability. For purposes of cash flow analyses, we generally use a risk-free rate of return consistent with the expected average duration of loss payments. In addition, to support insurance risk, we must prove the reinsurer's risk of loss varies with that of the reinsured and/or support various scenarios under which the assuming entity can recognize a significant loss.

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

The following table summarizes reinsurance recoverables and the valuation allowance for uncollectible reinsurance for each type of recoverable balance at December 31, 2025:

	Gross Reinsurance Recoverable on Losses and Loss Expenses	Recoverables (net of Usable Collateral)
			Valuation allowance for Uncollectible Reinsurance (1)
(in millions of U.S. dollars)
Type
Reinsurers with credit ratings	$16,801	$15,190	$192
Reinsurers not rated	287	226	25
Reinsurers under supervision and insolvent reinsurers	123	122	48
Captives	2,567	492	13
Other, including structured settlements and pools	880	874	42
Total	$20,658	$16,904	$320
(1)     The valuation allowance for uncollectible reinsurance is based on a default analysis applied to gross reinsurance recoverables, net of approximately $3.8 billion of collateral at December 31, 2025.

At December 31, 2025, the use of different assumptions within our approach could have a material effect on the valuation allowance for uncollectible reinsurance. To the extent the creditworthiness of our reinsurers was to deteriorate due to an adverse event affecting the reinsurance industry, such as a large number of major catastrophes, actual uncollectible amounts could be significantly greater than our valuation allowance for uncollectible reinsurance. Such an event could have a material adverse effect on our financial condition, results of operations, and our liquidity. Given the various considerations used to estimate our uncollectible valuation allowance, we cannot precisely quantify the effect a specific industry event may have on the valuation allowance for uncollectible reinsurance. However, based on the composition (particularly the average credit quality) of the reinsurance recoverable balance at December 31, 2025, we estimate that a ratings downgrade of one notch for all rated reinsurers (e.g., from A to A- or A- to BBB+) could increase our valuation allowance for uncollectible reinsurance by approximately $56 million or approximately 0.3 percent of the gross reinsurance recoverable balance, assuming no other changes relevant to the calculation. While a ratings downgrade would result in an increase in our valuation allowance for uncollectible reinsurance and a charge to earnings in that period, a downgrade in and of itself does not imply that we will be unable to collect all of the ceded reinsurance recoverable from the reinsurers in question. Refer to Note 5 to the Consolidated Financial Statements, under item 8, for additional information.

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

Deferred income taxes
At December 31, 2025, the Consolidated balance sheet reflects a deferred tax asset of $1.3 billion and a deferred tax liability of $1.7 billion. Our deferred tax assets and liabilities primarily result from temporary differences between the amounts recorded in our Consolidated Financial Statements and the tax basis of our assets and liabilities. We determine deferred tax assets and liabilities separately for each tax-paying component (an individual entity or group of entities that is consolidated for tax purposes) in each tax jurisdiction. The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carryback or carryforward periods under the tax law in the applicable tax jurisdiction. There may be changes in tax laws in a number of countries where we transact business that impact our deferred tax assets and liabilities. At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized. The determination of the need for a valuation allowance is based on all available information including projections of future taxable income, principally derived from business plans and where there are appropriate available tax planning strategies. Projections of future taxable income incorporate assumptions of future business and operations that are apt to differ from actual experience. If our assumptions and estimates that resulted in our forecast of future taxable income prove to be incorrect, an additional valuation allowance could become necessary, which could have a material adverse effect on our financial condition, results of operations, and liquidity. At December 31, 2025, the valuation allowance of $637 million reflects management's assessment that it is more likely than not that a portion of the deferred tax assets will not be realized due to the inability of certain subsidiaries to generate sufficient taxable income.

Goodwill impairment assessment
Goodwill, which represents the excess of acquisition cost over the estimated fair value of net assets acquired, was $20.2 billion and $19.6 billion at December 31, 2025 and 2024, respectively. Goodwill is assigned to applicable reporting units of acquired entities at the time of acquisition. Goodwill is not amortized but is subject to a periodic evaluation for impairment at least annually, or earlier if there are any indications of possible impairment. Impairment is tested at the reporting unit level, which is the same as, or one level below, an operating segment. The impairment evaluation first uses a qualitative assessment to determine whether it is more likely than not (i.e., more than a 50 percent probability) that the fair value of a reporting unit is greater than its carrying amount. If a reporting unit fails this qualitative assessment, a single quantitative analysis is used to measure and record the amount of the impairment. In assessing the fair value of a reporting unit, we make assumptions and estimates about the profitability attributable to our reporting units, including:
•short-term and long-term growth rates; and
•estimated cost of equity and changes in long-term risk-free interest rates.

If our assumptions and estimates made in assessing the fair value of acquired entities change, we could be required to write-down the carrying value of Goodwill which could be material to our results of operations in the period the charge is taken. Based on our impairment testing for 2025, we determined no impairment was required and none of our reporting units were at risk for impairment. For Goodwill balances, refer to Note 7 to the Consolidated Financial Statements, under item 8.

Consolidated Operating Results – Years Ended December 31, 2025, 2024, and 2023

				% Change
(in millions of U.S. dollars, except for percentages)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Net premiums written	$54,842	$51,468	$47,361	6.6%	8.7%
Net premiums written - constant dollars (1)				7.0%	9.2%
Net premiums earned	53,014	49,846	45,712	6.4%	9.0%
Net investment income	6,465	5,930	4,937	9.0%	20.1%
Net realized gains (losses)	211	117	(607)	79.5%	NM
Market risk benefits gains (losses)	(288)	(140)	(307)	105.3%	(54.3)%
Total revenues	59,402	55,753	49,735	6.5%	12.1%
Losses and loss expenses	26,700	26,022	24,100	2.7%	8.0%
Policy benefits	5,460	4,714	3,628	15.8%	29.9%
Policy acquisition costs	9,847	9,102	8,259	8.2%	10.2%
Administrative expenses	4,504	4,380	4,007	2.8%	9.3%
Interest expense	764	741	672	3.1%	10.0%
Other (income) expense	(1,297)	(1,023)	(836)	26.7%	22.4%
Amortization of purchased intangibles	301	323	310	(6.9)%	4.3%
Integration expenses and severance	79	39	69	100.3%	(43.4)%
Total expenses	46,358	44,298	40,209	4.7%	10.2%
Income before income tax	13,044	11,455	9,526	13.7%	20.2%
Income tax expense	2,422	1,815	511	33.5%	NM
Net income	10,622	9,640	9,015	10.0%	6.9%
Net income (loss) attributable to noncontrolling interests	312	368	(13)	(15.3)%	NM
Net income attributable to Chubb	$10,310	$9,272	$9,028	11.2%	2.7%
NM - not meaningful
(1)     On a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency exchange rates as the comparable current period.

Financial Highlights for the Year Ended December 31, 2025

•Net income attributable to Chubb was a record $10.31 billion compared with $9.27 billion in 2024. Net income in 2025 was driven by double-digit growth in both P&C underwriting income and Life segment income, and higher net investment income.
•Consolidated net premiums written were $54.84 billion, up 6.6 percent.

◦P&C net premiums written increased 5.4 percent, with commercial insurance up 4.0 percent and consumer insurance up 9.2 percent. Overall premium growth was driven by strong new business and retention across both commercial and consumer lines, supported by positive rate and exposure increases. In commercial lines, growth was notable in primary and excess casualty, small and mid-market retail and E&S, and property. Consumer insurance growth reflects strong new business and retention, including positive rate and exposure increases.

◦Life Insurance segment net premiums written increased 15.1 percent, or 17.3 percent in constant dollars, due to growth in international life of 17.4 percent in constant dollars, predominantly in North Asia, and our Chubb Benefits business of 17.3 percent, primarily driven by worksite business.

•Pre-tax net investment income was a record $6.5 billion compared with $5.9 billion in 2024, primarily due to higher average invested assets from strong operating cash flow.

•Other income and expense increased due to higher income from private equities where we own more than three percent.

•Operating cash flow was $12.8 billion

Net Premiums Written				% Change
(in millions of U.S. dollars, except for percentages)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023	C$ 2025 vs. 2024
Property and other short-tail lines	$9,866	$9,543	$8,414	3.4%	13.4%	3.6%
Commercial casualty	9,691	9,166	8,291	5.7%	10.5%	5.7%
Financial lines	5,098	4,907	5,069	3.9%	(3.2)%	3.9%
Workers' compensation	2,252	2,238	2,239	0.6%	—	0.6%
Commercial multiple peril (1)	1,787	1,631	1,492	9.6%	9.3%	9.6%
Surety	839	785	691	6.8%	13.8%	8.8%
Total Commercial P&C lines	29,533	28,270	26,196	4.5%	7.9%	4.6%

Agriculture	2,926	2,703	3,188	8.2%	(15.2)%	8.2%

Personal homeowners	5,305	4,971	4,429	6.7%	12.2%	7.0%
Personal automobile	2,978	2,491	1,991	19.6%	25.1%	22.9%
Personal other	2,231	2,076	1,929	7.5%	7.6%	6.9%
Total Personal lines	10,514	9,538	8,349	10.2%	14.2%	11.0%

Global A&H - P&C	3,281	3,285	3,145	(0.1)%	4.5%	(0.3)%

Reinsurance lines	1,309	1,346	1,018	(2.8)%	32.2%	(3.0)%
Total Property and Casualty lines	47,563	45,142	41,896	5.4%	7.7%	5.6%

Life Insurance	7,279	6,326	5,465	15.1%	15.7%	17.3%
Total consolidated	$54,842	$51,468	$47,361	6.6%	8.7%	7.0%
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

(in millions of U.S. dollars)	2025	2024	2023
Net catastrophe losses	$2,921	$2,387	$1,828
Favorable prior period development	$1,133	$856	$773

Catastrophe losses were primarily from the following events:
•2025: Severe weather-related events in the U.S. and internationally, including California wildfire losses of $1.47 billion
◦Total North America P&C Insurance catastrophe losses were $2.3 billion
◦Total Overseas General catastrophe losses were $505 million
•2024: Severe weather-related events in the U.S. and internationally, including Hurricane Helene of $390 million and Hurricane Milton of $309 million.
◦Total North America P&C Insurance catastrophe losses were $1.8 billion
◦Total Overseas General catastrophe losses were $459 million
•2023: Severe weather-related events in the U.S. and internationally, Hawaii wildfires, and New Zealand storms.
◦Total North America P&C Insurance catastrophe losses were $1.4 billion
◦Total Overseas General catastrophe losses were $403 million

Pre-tax net favorable PPD for 2025 was $1,439 million in our active companies, including favorable development of $1,329 million in short-tail lines and favorable development of $110 million in long-tail lines. Net favorable development for short-tail lines primarily includes property, marine, and surety lines. Net favorable development for long-tail lines reflects favorable development primarily in workers' compensation partially offset by adverse development in casualty lines. Our corporate run-off portfolio had adverse development of $306 million, primarily driven by adverse development for environmental and molestation-related claims.

Pre-tax net favorable PPD for 2024 was $1,152 million in our active companies, including favorable development of $1,144 million in short-tail lines, and favorable development of $8 million in long-tail lines. Net favorable development for short-tail lines primarily includes property, marine, and U.S. homeowners. Net favorable development long-tail lines reflects favorable development primarily in workers’ compensation mostly offset by adverse development in casualty lines, predominantly commercial excess and umbrella and commercial auto liability. Our corporate run-off portfolio had adverse development of $296 million, with $166 million related to legacy asbestos and environmental exposures, and $58 million related to molestation claims.

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

	2025	2024	2023
Combined ratio:
Loss and loss expense ratio	59.1%	60.4%	60.6%
Policy acquisition cost ratio	18.6%	18.1%	17.8%
Administrative expense ratio	8.0%	8.1%	8.1%
P&C Combined ratio	85.7%	86.6%	86.5%
Catastrophe losses	(6.3)%	(5.5)%	(4.5)%
Prior period development	2.5%	2.0%	1.9%
P&C CAY combined ratio excluding catastrophe losses	81.9%	83.1%	83.9%

The P&C combined ratio and the P&C CAY combined ratio excluding catastrophe losses decreased in 2025, reflecting lower losses, partially offset by an increase in the policy acquisition cost ratio from changes in mix of business. The P&C combined ratio included higher catastrophe losses, primarily from California wildfires in the first quarter, partially offset by higher favorable prior period development.

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

Policy benefits were $5,460 million and $4,714 million in 2025 and 2024, respectively. The increase in Policy benefits is primarily due to growth in our international life operations.

Refer to the respective sections that follow for a discussion of Net investment income, Other (income) expense, Net realized gains (losses), Interest expense, Amortization of purchased intangibles, and Income tax expense.

Segment Operating Results – Years Ended December 31, 2025, 2024, and 2023

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

				% Change
(in millions of U.S. dollars, except for percentages)	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
Net premiums written	$21,280	$20,589	$19,237	3.4%		7.0%
Net premiums earned	20,381	20,008	18,416	1.9%		8.6%
Losses and loss expenses	12,313	12,737	11,256	(3.3)%		13.2%
Policy acquisition costs	2,891	2,718	2,515	6.4%		8.1%
Administrative expenses	1,394	1,337	1,250	4.3%		7.0%
Underwriting income	3,783	3,216	3,395	17.6%		(5.3)%
Net investment income	3,840	3,556	3,017	8.0%		17.9%
Other (income) expense	59	32	22	86.2%		46.6%
Amortization of purchased intangibles	5	3	—	71.4%		NM
Segment income	$7,559	$6,737	$6,390	12.2%		5.4%
Combined ratio:
Loss and loss expense ratio	60.4%	63.7%	61.1%	(3.3)	pts	2.6	pts
Policy acquisition cost ratio	14.2%	13.6%	13.7%	0.6	pts	(0.1)	pts
Administrative expense ratio	6.8%	6.6%	6.8%	0.2	pts	(0.2)	pts
Combined ratio	81.4%	83.9%	81.6%	(2.5)	pts	2.3	pts
Catastrophe losses	(2.8)%	(5.5)%	(3.8)%	2.7	pts	(1.7)	pts
Prior period development	2.2%	2.2%	2.7%	—	pts	(0.5)	pts
CAY combined ratio excluding catastrophe losses	80.8%	80.6%	80.5%	0.2	pts	0.1	pts
NM – not meaningful

The following table provides the net premiums written by Major Accounts & Specialty, comprising large corporate accounts and wholesale business, and Commercial, principally comprising middle market and small commercial accounts.

Production by Size - Net premiums written				% Change
(in millions of U.S. dollars, except for percentages)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Major Accounts & Specialty	$12,691	$12,514	$11,653	1.4%	7.4%
Commercial	8,589	8,075	7,584	6.4%	6.5%
Total	$21,280	$20,589	$19,237	3.4%	7.0%

Net Catastrophe Losses and Prior Period Development

(in millions of U.S. dollars)	2025	2024	2023
Net catastrophe losses	$584	$1,103	$710
Favorable prior period development	$421	$428	$494
Refer to Note 8 to the Consolidated Financial Statements for detail on prior period development.

Premiums
Net premiums written increased $691 million, or 3.4 percent, in 2025, which includes P&C lines growth of 3.2 percent and financial lines growth of 4.1 percent. Middle market and small commercial grew 6.4 percent, with P&C lines up 7.9 percent and financial lines up 1.0 percent. Major accounts retail and specialty grew 1.4 percent, with property and other short-tail lines down 2.7 percent, casualty up 5.2 percent, and financial lines up 7.6 percent.

The increase in premiums was across a number of lines, most notably in primary and excess casualty and in small and mid-market commercial retail and E&S lines, reflecting new business and rate increases. The increases were partially offset primarily by rate decreases in our Large Risk and E&S brokerage property lines.

Net premiums earned increased $373 million, or 1.9 percent, in 2025, reflecting the growth in net premiums written described above.

Combined Ratio
The combined ratio decreased in 2025, primarily driven by lower catastrophe losses.

The CAY combined ratio excluding catastrophe losses was relatively flat in 2025, reflecting a change in the mix of business and earned rate exceeding loss trends in certain P&C lines, partially offset by higher loss trends relative to earned rate growth in financial lines, and an increase in the expense ratio reflecting one-off benefits in the prior year.

North America Personal P&C Insurance
The North America Personal P&C Insurance segment comprises operations that provide high net worth personal lines products, including homeowners and complementary products such as valuable articles, excess liability, automobile, and recreational marine insurance and services in the U.S. and Canada.

				% Change
(in millions of U.S. dollars, except for percentages)	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
Net premiums written	$7,024	$6,532	$5,878	7.5%		11.1%
Net premiums earned	6,763	6,188	5,536	9.3%		11.8%
Losses and loss expenses	4,517	3,584	3,511	26.0%		2.1%
Policy acquisition costs	1,337	1,239	1,128	7.8%		9.9%
Administrative expenses	336	351	329	(4.2)%		6.7%
Underwriting income	573	1,014	568	(43.4)%		78.5%
Net investment income	486	433	358	12.2%		20.9%
Other (income) expense	3	1	3	158.6%		(59.3)%
Amortization of purchased intangibles	8	9	9	(5.4)%		—
Segment income	$1,048	$1,437	$914	(27.0)%		57.2%
Combined ratio:
Loss and loss expense ratio	66.8%	57.9%	63.4%	8.9	pts	(5.5)	pts
Policy acquisition cost ratio	19.7%	20.0%	20.4%	(0.3)	pts	(0.4)	pts
Administrative expense ratio	5.0%	5.7%	5.9%	(0.7)	pts	(0.2)	pts
Combined ratio	91.5%	83.6%	89.7%	7.9	pts	(6.1)	pts
Catastrophe losses	(25.2)%	(10.0)%	(12.1)%	(15.2)	pts	2.1	pts
Prior period development	6.0%	4.9%	2.5%	1.1	pts	2.4	pts
CAY combined ratio excluding catastrophe losses	72.3%	78.5%	80.1%	(6.2)	pts	(1.6)	pts

Net Catastrophe Losses and Prior Period Development

(in millions of U.S. dollars)	2025	2024	2023
Net catastrophe losses	$1,721	$622	$669
Favorable prior period development	$403	$305	$134
Refer to Note 8 to the Consolidated Financial Statements for detail on prior period development.
Premiums
Net premiums written increased $492 million, or 7.5 percent, in 2025, driven by strong new business and retention, including positive rate and exposure increases across most lines. The growth in premiums for the year ended 2025 was partially offset by $50 million of ceded reinstatement premiums related to the California wildfires.

Net premiums earned increased $575 million, or 9.3 percent, in 2025, reflecting the growth in net premiums written described above.

Combined Ratio
The combined ratio increased in 2025, reflecting the California wildfire catastrophe losses, including the unfavorable impact of the ceded reinstatement premiums on the expense ratio, which are fully earned and carry no expenses.

The CAY combined ratio excluding catastrophe losses decreased in 2025, primarily due to an improvement in homeowners and auto from higher rates and lower underlying losses, and a lower administrative expense ratio resulting from the impact of higher net premiums earned and expense management.

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

				% Change
(in millions of U.S. dollars, except for percentages)	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
Net premiums written	$2,926	$2,703	$3,188	8.2%		(15.2)%
Net premiums earned	2,919	2,705	3,169	7.9%		(14.6)%
Losses and loss expenses	2,239	2,170	2,874	3.2%		(24.5)%
Policy acquisition costs	169	191	150	(11.4)%		27.3%
Administrative expenses	(6)	(10)	(1)	(29.6)%		NM
Underwriting income	517	354	146	46.0%		143.3%
Net investment income	86	84	63	2.4%		33.1%
Other (income) expense	2	1	1	95.1%		—
Amortization of purchased intangibles	24	25	25	(2.5)%		—
Segment income	$577	$412	$183	40.0%		125.9%
Combined ratio:
Loss and loss expense ratio	76.7%	80.2%	90.7%	(3.5)	pts	(10.5)	pts
Policy acquisition cost ratio	5.8%	7.1%	4.7%	(1.3)	pts	2.4	pts
Administrative expense ratio	(0.2)%	(0.4)%	—	0.2	pts	(0.4)	pts
Combined ratio	82.3%	86.9%	95.4%	(4.6)	pts	(8.5)	pts
Catastrophe losses	(0.8)%	(2.2)%	(1.3)%	1.4	pts	(0.9)	pts
Prior period development	3.5%	4.1%	0.6%	(0.6)	pts	3.5	pts
CAY combined ratio excluding catastrophe losses	85.0%	88.8%	94.7%	(3.8)	pts	(5.9)	pts
NM – not meaningful

Net catastrophe Losses and Prior Period Development

(in millions of U.S. dollars)	2025	2024	2023
Net catastrophe losses	$24	$60	$39
Favorable prior period development	$121	$104	$18
Refer to Note 8 to the Consolidated Financial Statements for detail on prior period development.

Premiums
Net premiums written increased $223 million, or 8.2 percent, in 2025, primarily due to the favorable year-over-year impact of premium adjustments related to the federal government profit-share agreement of $179 million. Net premiums written for 2025 also reflected higher reported acreage from policyholders, and policy count growth, partially offset by lower commodity prices in the current year.

Net premiums earned increased $214 million, or 7.9 percent, in 2025, reflecting the growth in net premiums written described above.

Combined Ratio
The combined ratio decreased in 2025, reflecting lower catastrophe losses, partially offset by a lower year-over-year benefit from favorable prior period development.

The CAY combined ratio excluding catastrophe losses decreased in 2025, due to a higher estimated underwriting gain for the current crop year compared to prior year.

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

				% Change
(in millions of U.S. dollars, except for percentages)	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
Net premiums written	$15,024	$13,972	$12,575	7.5%		11.1%
Net premiums written - constant dollars				8.0%		11.8%
Net premiums earned	14,374	13,400	12,231	7.3%		9.6%
Losses and loss expenses	6,589	6,414	5,643	2.7%		13.7%
Policy benefits	470	408	457	15.4%		(10.9)%
Policy acquisition costs	3,724	3,410	3,113	9.2%		9.5%
Administrative expenses	1,435	1,351	1,219	6.2%		10.8%
Underwriting income	2,156	1,817	1,799	18.6%		1.0%
Net investment income	1,139	1,136	895	0.3%		26.8%
Other (income) expense	50	14	(25)	NM		NM
Amortization of purchased intangibles	78	81	70	(4.3)%		15.8%
Segment income	$3,167	$2,858	$2,649	10.8%		7.9%
Segment income - constant dollars				10.6%		7.9%
Combined ratio:
Loss and loss expense ratio	49.1%	50.9%	49.9%	(1.8)	pts	1.0	pts
Policy acquisition cost ratio	25.9%	25.4%	25.4%	0.5	pts	—	pts
Administrative expense ratio	10.0%	10.1%	10.0%	(0.1)	pts	0.1	pts
Combined ratio	85.0%	86.4%	85.3%	(1.4)	pts	1.1	pts
Catastrophe losses	(3.5)%	(3.4)%	(3.3)%	(0.1)	pts	(0.1)	pts
Prior period development	3.3%	2.2%	3.1%	1.1	pts	(0.9)	pts
CAY combined ratio excluding catastrophe losses	84.8%	85.2%	85.1%	(0.4)	pts	0.1	pts
NM – not meaningful

Net Catastrophe Losses and Prior Period Development

(in millions of U.S. dollars)	2025	2024	2023
Net catastrophe losses	$505	$459	$403
Favorable prior period development	$471	$290	$376
Refer to Note 8 to the Consolidated Financial Statements for detail on prior period development.

Net Premiums Written by Region					% Change
(in millions of U.S. dollars, except for percentages)	2025	2024	2023	C$ 2024	2025 vs. 2024	C$ 2025 vs. 2024	2024 vs. 2023
Region
Europe, Middle East, and Africa	$6,491	$6,132	$5,713	$6,221	5.9%	4.3%	7.3%
Asia (1)	5,337	4,822	4,072	4,797	10.7%	11.3%	18.4%
Latin America	3,059	2,876	2,653	2,749	6.3%	11.3%	8.4%
Other (2)	137	142	137	143	(3.4)%	(3.7)%	4.2%
Net premiums written	$15,024	$13,972	$12,575	$13,910	7.5%	8.0%	11.1%

Region	2025 % of Total	2024 % of Total	2023 % of Total
Europe, Middle East, and Africa	43%	44%	45%
Asia (1)	36%	34%	33%
Latin America	20%	21%	21%
Other (2)	1%	1%	1%
Net premiums written	100%	100%	100%
(1)    Includes the consolidated results of Huatai P&C effective July 1, 2023.
(2)    Includes the international supplemental A&H run-off business of Combined Insurance and other international operations.
Premiums
Overall, net premiums written increased $1,052 million in 2025, or $1,114 million on a constant-dollar basis, reflecting growth in commercial lines of 5.2 percent, or 5.3 percent on a constant-dollar basis, and growth in consumer lines of 11.0 percent, or 12.0 percent on a constant-dollar basis.
Our European division increased in 2025, supported by both our wholesale and retail divisions primarily from growth in commercial property in our retail and wholesale business, and cyber and marine growth driven by higher new business.

Asia increased in 2025, reflecting growth primarily in consumer lines, including personal lines and A&H. Commercial lines growth reflects higher new business in property. Growth in Asia is also attributable to the acquisition of Liberty Mutual's P&C insurance business in Thailand.
Latin America increased in 2025, reflecting growth in personal lines business, including automobile in Mexico. Commercial lines increased driven by growth across all lines.
Net premiums earned increased $974 million in 2025, or $989 million on a constant-dollar basis, reflecting the increase in net premiums written described above.

Combined Ratio
The combined ratio decreased in 2025, reflecting higher favorable prior period development, partially offset by higher catastrophe losses. The CAY combined ratio excluding catastrophe losses decreased in 2025, reflecting loss ratio improvement, primarily from commercial lines, offset by an increase in the expense ratio reflecting changes in mix of business.

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

				% Change
(in millions of U.S. dollars, except for percentages)	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
Net premiums written	$1,309	$1,346	$1,018	(2.8)%		32.2%
Net premiums written - constant dollars				(3.0)%		32.2%
Net premiums earned	1,353	1,272	962	6.4%		32.2%
Losses and loss expenses	640	711	426	(10.0)%		66.9%
Policy acquisition costs	396	342	264	15.8%		29.7%
Administrative expenses	37	39	37	(6.3)%		7.5%
Underwriting income	280	180	235	56.2%		(24.0)%
Net investment income	354	253	208	39.8%		22.1%
Other (income) expense	—	—	(2)	—		NM
Segment income	$634	$433	$445	46.5%		(2.8)%
Combined ratio:
Loss and loss expense ratio	47.3%	55.9%	44.3%	(8.6)	pts	11.6	pts
Policy acquisition cost ratio	29.3%	26.9%	27.4%	2.4	pts	(0.5)	pts
Administrative expense ratio	2.7%	3.1%	3.8%	(0.4)	pts	(0.7)	pts
Combined ratio	79.3%	85.9%	75.5%	(6.6)	pts	10.4	pts
Catastrophe losses	(6.7)%	(11.5)%	(0.7)%	4.8	pts	(10.8)	pts
Prior period development	1.7%	2.0%	3.1%	(0.3)	pts	(1.1)	pts
CAY combined ratio excluding catastrophe losses	74.3%	76.4%	77.9%	(2.1)	pts	(1.5)	pts
NM – not meaningful

Net Catastrophe Losses and Prior Period Development

(in millions of U.S dollars)	2025	2024	2023
Net catastrophe losses	$87	$143	$7
Favorable prior period development	$23	$25	$28
Refer to Note 8 to the Consolidated Financial Statements for detail on prior period development.
Premiums
Net premiums written decreased $37 million, or 2.8 percent, in 2025, primarily due to the impact of a large one-off structured transaction in the prior year. Excluding the effects of this transaction, net premiums written was mostly flat as growth in casualty lines was offset by decreases in property, financial, and specialty lines.

Net premiums earned increased $81 million, or 6.4 percent, in 2025, reflecting the changes in net premiums written described above. Net premiums earned also includes the impact of new business written in the prior year for which premiums are earned in the current year.

Combined Ratio
The combined ratio decreased in 2025, primarily reflecting lower catastrophe losses, partially offset by lower favorable prior period development. The CAY combined ratio excluding catastrophe losses decreased in 2025, primarily due to lower loss expectations in property and casualty lines.

Life Insurance
The Life Insurance segment comprises our international life operations including the life and asset management business of Huatai Group, Chubb Tempest Life Re (Chubb Life Re), and the supplemental accident, health, disability, and life business of Chubb Benefits.

				% Change
(in millions of U.S. dollars, except for percentages)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Net premiums written	$7,279	$6,326	$5,465	15.1%	15.7%
Net premiums written - constant dollars				17.3%	18.5%
Net premiums earned	7,224	6,273	5,398	15.1%	16.2%
Losses and loss expenses	109	112	114	(2.7)%	(1.8)%
Policy benefits	4,961	4,101	3,216	21.0%	27.5%
Policy acquisition costs	1,330	1,202	1,089	10.7%	10.3%
Administrative expenses	836	880	771	(5.1)%	14.3%
Net investment income	1,127	1,003	756	12.4%	32.7%
Other (income) expense	(165)	(159)	(115)	3.8%	39.7%
Amortization of purchased intangibles	38	42	30	(10.4)%	40.5%
Segment income	$1,242	$1,098	$1,049	13.1%	4.6%
Segment income - constant dollars				16.7%	7.3%
Premiums
Net premiums written increased $953 million in 2025, or $1,076 million on a constant-dollar basis.
For our international life operations, net premiums written increased 14.8 percent, or 17.4 percent on a constant-dollar basis, primarily driven by strong new business in North Asia, notably in Hong Kong, Huatai, Taiwan, and Korea. Growth also includes $117 million from a one-time large transaction in New Zealand.
Net premiums written in our Chubb Benefits business increased 17.3 percent, or 17.9 percent on a constant-dollar basis in 2025, from growth in worksite business of 32.1 percent.
Deposits
The following table presents deposits collected on universal life and investment contracts:

				% Change
(in millions of U.S. dollars, except for percentages)	2025	2024	2023	2025 vs. 2024	C$ 2025 vs. 2024	2024 vs. 2023
Deposits collected on universal life and investment contracts	$2,227	$2,571	$1,590	(13.4)%	(14.3)%	61.8%

Deposits collected on universal life and investment contracts (life deposits) are not reflected as revenues in our Consolidated statements of operations in accordance with U.S. GAAP. However, new life deposits are an important component of production, and although they do not significantly affect current period income from operations, they are key to our efforts to grow our business. Life deposits collected decreased $344 million in 2025, reflecting a shift towards insurance products in Taiwan, and market volatility.
Life Insurance segment income
Life Insurance segment income increased $144 million in 2025, or $178 million on a constant-dollar basis, reflecting the growth in premiums described above, expense leverage, and higher fees and net investment income from asset growth.

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

				% Change
(in millions of U.S. dollars, except for percentages)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Losses and loss expenses	$309	$299	$281	2.9%	6.8%
Administrative expenses	472	432	402	9.6%	6.9%
Underwriting income (loss)	(781)	(731)	(683)	6.8%	6.9%
Net investment income (loss)	(93)	(105)	25	(11.6)%	NM
Other income (expense)	676	490	380	37.9%	29.0%
Amortization of purchased intangibles	148	163	176	(9.4)%	(6.6)%
Net realized gains (losses)	294	(91)	(602)	NM	(85.0)%
Market risk benefits gains (losses)	(288)	(140)	(307)	105.3%	(54.3)%
Interest expense	764	741	672	3.1%	10.2%
Integration expenses and severance	79	39	69	100.3%	(43.4)%
Income tax expense	2,422	1,815	511	33.5%	NM
Net loss	$(3,605)	$(3,335)	$(2,615)	8.1%	27.5%
Net income (loss) attributable to noncontrolling interests	312	368	(13)	(15.3)%	NM
Net loss attributable to Chubb	$(3,917)	$(3,703)	$(2,602)	5.8%	42.3%
NM – not meaningful
Losses and loss expenses increased in 2025 primarily due to adverse development relating to our legacy asbestos and environmental exposures, and non A&E run-off casualty exposure, including molestation.
Administrative expenses increased in 2025, primarily due to increased spending to support growth, including digital growth initiatives and higher employee-related expenses.
Integration expenses and severance principally comprise legal and professional fees and all other costs primarily related to acquisitions, as well as severance expenses incurred as part of transformation initiatives to enhance operational efficiency. These expenses are one-time in nature and are not related to the on-going business activities of the segments. The Chief Executive Officer does not manage segment results or allocate resources to segments when considering these costs and they are therefore excluded from our definition of segment income.
Refer to the respective sections that follow for a discussion of Net realized gains (losses), Net investment income (loss), Amortization of purchased intangibles, and Income tax expense (benefit). Refer to Notes 11 and 18 to the Consolidated Financial Statements for additional information on Market risk benefits gains (losses) and Other (income) expense, respectively.

Effective Income Tax Rate
Our effective tax rate (ETR) was 18.6 percent, 15.8 percent, and 5.4 percent in 2025, 2024, and 2023, respectively. Our ETR reflects a mix of income or losses in jurisdictions with a wide range of tax rates, permanent differences between U.S. GAAP and local tax laws, and the impact of discrete items. A change in the geographic mix of earnings could impact our ETR. The increase in the ETR from 2024 to 2025 was primarily due to the enactment of Bermuda's new income tax law. The increase in the ETR from 2023 to 2024 was primarily due to a one-time deferred tax benefit recorded in 2023 of $1.14 billion related to the enactment of Bermuda’s new income tax law, and our mix of earnings among various jurisdictions, partially offset by discrete tax items.

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

The following table presents our net realized and unrealized gains (losses):

	Year Ended December 31
	2025			2024			2023
(in millions of U.S. dollars)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)
Fixed maturities (1)(2)	$(198)	$2,655	$2,457	$191	$(251)	$(60)	$(481)
Investment and embedded derivative instruments	(37)	—	(37)	(189)	—	(189)	(53)
Public equity
Sales	185	—	185	25	—	25	(68)
Mark-to-market	471	—	471	169	—	169	30
Private equity (less than 3 percent ownership)
Mark-to-market	99	—	99	124	—	124	70
Total investment portfolio	520	2,655	3,175	320	(251)	69	(502)
Other derivative instruments	(21)	—	(21)	(4)	—	(4)	(10)
Foreign exchange	(223)	1,047	824	(223)	(1,177)	(1,400)	(183)
Current discount rate on future policy benefits	—	235	235	—	(701)	(701)	—
Instrument-specific credit risk on market risk benefits	—	(8)	(8)	—	7	7	—
Other (3)	(65)	49	(16)	24	257	281	88
Net gains (losses), pre-tax	$211	$3,978	$4,189	$117	$(1,865)	$(1,748)	$(607)
(1)    2025 includes a net decrease of the valuation allowance of expected credit losses of $19 million and impairments of $49 million.
(2)    2024 includes a net decrease of the valuation allowance of expected credit losses of $86 million and impairments of $94 million.
(3)    2023 includes a one-time realized gain of $135 million as a result of the consolidation of Huatai Group.

Pre-tax net unrealized gains of $2,655 million in 2025 in our investment portfolio were primarily driven by lower interest rates.

Pre-tax net realized gains of $211 million in 2025 mainly comprised mark-to-market gains on equity securities, partially offset by foreign exchange losses and net realized losses on fixed maturities.

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

Total adjusted capitalization is the sum of the short-term debt, long-term debt, hybrid debt, and Chubb shareholders’ equity less Chubb unrealized gains (losses) on investments, net of deferred tax. This measure is meaningful as it eliminates the effect of after-tax unrealized mark-to-market movements on our investment portfolio, which can fluctuate significantly from period to period, to better highlight our underlying total capital position.

The following tables present the calculation of combined ratio, as reported for each segment to P&C combined ratio, adjusted for CATs and PPD:

		North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Corporate	Total P&C
For the Year Ended
December 31, 2025
(in millions of U.S. dollars except for ratios)
Numerator
Losses and loss expenses/policy benefits	A	$12,313	$4,517	$2,239	$7,059	$640	$309	$27,077
Catastrophe losses and related adjustments
Catastrophe losses, net of related adjustments		(584)	(1,721)	(24)	(505)	(87)	—	(2,921)
Reinstatement premiums collected (expensed) on catastrophe losses		(2)	(53)	—	(17)	14	—	(58)
Catastrophe losses, gross of related adjustments		(582)	(1,668)	(24)	(488)	(101)	—	(2,863)
PPD and related adjustments
PPD, net of related adjustments - favorable (unfavorable)		421	403	121	471	23	(306)	1,133
Net premiums earned adjustments on PPD - unfavorable (favorable)		86	—	(114)	—	—	—	(28)
Expense adjustments - unfavorable (favorable)		3	—	(20)	—	1	—	(16)
PPD reinstatement premiums - unfavorable (favorable)		37	—	—	6	—	—	43
PPD, gross of related adjustments - favorable (unfavorable)		547	403	(13)	477	24	(306)	1,132
CAY loss and loss expense ex CATs	B	$12,278	$3,252	$2,202	$7,048	$563	$3	$25,346
Policy acquisition costs and administrative expenses
Policy acquisition costs and administrative expenses	C	$4,285	$1,673	$163	$5,159	$433	$472	$12,185
Expense adjustments - favorable (unfavorable)		(3)	—	20	—	(1)	—	16
Policy acquisition costs and administrative expenses, adjusted	D	$4,282	$1,673	$183	$5,159	$432	$472	$12,201
Denominator
Net premiums earned	E	$20,381	$6,763	$2,919	$14,374	$1,353		$45,790
Reinstatement premiums (collected) expensed on catastrophe losses		2	53	—	17	(14)		58
Net premiums earned adjustments on PPD - unfavorable (favorable)		86	—	(114)	—	—		(28)
PPD reinstatement premiums - unfavorable (favorable)		37	—	—	6	—		43
Net premiums earned excluding adjustments	F	$20,506	$6,816	$2,805	$14,397	$1,339		$45,863
P&C Combined ratio
Loss and loss expense ratio	A/E	60.4%	66.8%	76.7%	49.1%	47.3%		59.1%
Policy acquisition cost and administrative expense ratio	C/E	21.0%	24.7%	5.6%	35.9%	32.0%		26.6%
P&C Combined ratio		81.4%	91.5%	82.3%	85.0%	79.3%		85.7%
CAY P&C Combined ratio ex CATs
Loss and loss expense ratio, adjusted	B/F	59.9%	47.7%	78.5%	49.0%	42.1%		55.3%
Policy acquisition cost and administrative expense ratio, adjusted	D/F	20.9%	24.6%	6.5%	35.8%	32.2%		26.6%
CAY P&C Combined ratio ex CATs		80.8%	72.3%	85.0%	84.8%	74.3%		81.9%
Combined ratio
Combined ratio								85.7%
Add: impact of gains and losses on crop derivatives								—
P&C Combined ratio								85.7%
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

Net Investment Income

(in millions of U.S. dollars, except for percentages)	2025	2024	2023
Average invested assets (1)	$143,984	$131,926	$118,357
Net investment income (2)	$6,465	$5,930	$4,937
Yield on average invested assets	4.5%	4.5%	4.2%
Market yield on fixed maturities	5.0%	5.2%	5.3%
(1)Excludes consolidated investment products and private equities where we own more than three percent.
(2)Includes $8 million, $16 million, and $21 million of amortization expense related to the fair value adjustment of acquired invested assets in 2025, 2024, and 2023, respectively. Excludes investment income from our private equities where we own more than 3 percent interest.

Net investment income is influenced by a number of factors including the amounts and timing of inward and outward cash flows, the level of interest rates, and changes in overall asset allocation. Net investment income increased 9.0 percent in 2025 compared with 2024, primarily due to higher average invested assets. Refer to Note 1 f) to the Consolidated Financial Statements for additional information.

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

(in millions of U.S. dollars)	2025	2024	2023
Total mark-to-market gain on private equity, pre-tax	$809	$661	$504

Interest Expense

Interest expense was $764 million, $741 million, and $672 million for the years ended December 31, 2025, 2024, and 2023, respectively. Interest expense increased in 2025 primarily due to newly issued debt, including the 2025 issuances of Chinese yuan renminbi term loans and bonds, and U.S. dollar senior notes. This increase was partially offset by the maturity of $800 million senior notes in March 2025, as well as lower interest rates on collateral and funds held.

Pre-tax interest expense is expected to total $772 million for 2026, based on projected variable expenses and existing debt obligations as of December 31, 2025, at current foreign exchange rates. Interest expense in 2026 is expected to be higher primarily as a result of the debt issued throughout 2025. Refer to Note 13 to the Consolidated Financial Statements, under Item 8, for more information.

Amortization of Purchased Intangibles and Other Amortization

Amortization of purchased intangibles
Amortization expense related to purchased intangibles was $301 million, $323 million, and $310 million for the years ended December 31, 2025, 2024, and 2023, respectively.

The amortization of purchased intangibles expense in 2026 is expected to be $287 million, or approximately $72 million each quarter. Refer to Note 7 to the Consolidated Financial Statements, under Item 8, for more information on the expected pre-tax amortization expense of purchased intangibles, at current foreign currency exchange rates, for the next five years.

At December 31, 2025, the deferred tax liability associated with the Other intangible assets (excluding the fair value adjustment on Unpaid losses and loss expenses) was $1,436 million, of which $72 million is expected to be reversed in 2026.

Amortization of the fair value adjustment on assumed long-term debt
The expected amortization benefit from the fair value adjustment on assumed long-term debt related to the Chubb Corp acquisition is $21 million annually for the next five years, which is recorded as a reduction to interest expense.

Investments
Our investment portfolio is invested primarily in publicly traded, investment grade, fixed income securities with an average credit quality of A/A as rated by the independent investment rating services Standard and Poor’s (S&P)/ Moody’s Investors Service (Moody’s) at December 31, 2025. The portfolio is primarily managed externally by independent, professional investment managers and is broadly diversified across geographies, sectors, and issuers. We hold no collateralized debt obligations in our investment portfolio, and we provide no credit default protection. We have long-standing global credit limits for our entire portfolio across the organization. Exposures are aggregated, monitored, and actively managed by our Global Credit Committee, comprising senior executives, including our Chief Financial Officer, our Chief Risk Officer, our Chief Investment Officer, and our Treasurer. We also have well-established, strict contractual investment rules requiring managers to maintain highly diversified exposures to individual issuers and closely monitor investment manager compliance with portfolio guidelines.

The average duration of our fixed income securities, including the effect of futures, options, and swaps, was 5.0 years and 5.1 years at December 31, 2025 and 2024, respectively. We estimate that a 100 basis point (bps) increase in interest rates would reduce the valuation of our fixed income portfolio by approximately $6.8 billion at December 31, 2025. The following table shows the fair value and cost/amortized cost, net of valuation allowance, of our invested assets:

	December 31, 2025		December 31, 2024
(in millions of U.S. dollars)	Fair Value	Cost/ Amortized Cost, Net	Fair Value	Cost/ Amortized Cost, Net
Short-term investments	$4,840	$4,840	$5,142	$5,143
Other Investments - Fixed Maturities	8,091	8,091	6,265	6,265
Fixed maturities available-for-sale	122,680	124,674	110,363	115,013
Fixed income securities	135,611	137,605	121,770	126,421
Equity securities	10,801	10,801	9,151	9,151
Private debt held-for-investment	2,445	2,411	2,680	2,628
Private equities and other	19,897	19,897	17,101	17,101
Total investments	$168,754	$170,714	$150,702	$155,301

The fair value of our total investments increased $18.1 billion during the year ended December 31, 2025, mainly due to the investing of operating cash flow and gains in fixed maturities available-for-sale.

The following tables present the fair value of our fixed income securities at December 31, 2025 and 2024. The first table lists investments according to type and second according to S&P credit rating:

	December 31, 2025		December 31, 2024
(in millions of U.S. dollars, except for percentages)	Fair Value	% of Total	Fair Value	% of Total
U.S. and local government securities	$3,714	3%	$4,070	3%
Corporate and asset-backed securities	47,886	35%	43,207	36%
Mortgage-backed securities	30,724	23%	27,248	22%
Non-U.S.	48,447	35%	42,103	35%
Short-term investments	4,840	4%	5,142	4%
Total (1)	$135,611	100%	$121,770	100%
AAA	$13,313	10%	$13,933	11%
AA	40,720	30%	37,640	30%
A	35,184	26%	28,882	24%
BBB	23,584	17%	21,610	18%
BB	12,948	10%	10,789	9%
B	9,469	7%	8,279	7%
Other	393	—%	637	1%
Total (1)	$135,611	100%	$121,770	100%
(1) Includes fixed maturities recorded in Other investments in the Consolidated balance sheets of $8.1 billion and $6.3 billion at December 31, 2025 and 2024, respectively.

Corporate and asset-backed securities

The following table presents our 10 largest global exposures to corporate bonds by fair value at December 31, 2025:

(in millions of U.S. dollars)	Fair Value
Bank of America Corp	$786
Morgan Stanley	745
JPMorgan Chase & Co	698
Goldman Sachs Group Inc	569
Wells Fargo & Co	564
Citigroup Inc	501
Verizon Communications Inc	429
AT&T Inc	372
UBS Group AG	370
Comcast Corp	363

Mortgage-backed securities

The following table shows the fair value and amortized cost, net of valuation allowance, of our mortgage-backed securities:

	S&P Credit Rating					Fair Value	Amortized Cost, Net
December 31, 2025 (in millions of U.S. dollars)	AAA	AA	A	BBB	BB and below	Total	Total
Agency residential mortgage-backed securities (RMBS)	$16	$27,250	$—	$—	$—	$27,266	$28,029
Non-agency RMBS	2,079	198	165	69	2	2,513	2,532
Commercial mortgage-backed securities	774	112	51	6	2	945	972
Total mortgage-backed securities	$2,869	$27,560	$216	$75	$4	$30,724	$31,533

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

The following table summarizes the fair value and amortized cost, net of valuation allowance, of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. government securities at December 31, 2025:

(in millions of U.S. dollars)	Fair Value	Amortized Cost, Net
People's Republic of China	$1,952	$1,987
Republic of Korea	1,772	1,779
Kingdom of Thailand	1,145	1,016
Canada	840	860
United Mexican States	811	811
Taiwan	776	755
Federative Republic of Brazil	651	662
Commonwealth of Australia	573	660
Province of Ontario	559	563
Province of Hunan China	556	550
Other Non-U.S. Government Securities	8,577	8,646
Total	$18,212	$18,289

The following table summarizes the fair value and amortized cost, net of valuation allowance, of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. corporate securities at December 31, 2025:

(in millions of U.S. dollars)	Fair Value	Amortized Cost, Net
China	$8,507	$8,492
United Kingdom	2,791	2,833
Canada	2,714	2,698
France	1,754	1,746
United States (1)	1,631	1,630
South Korea	1,400	1,368
Australia	1,317	1,342
Japan	1,081	1,084
Germany	710	726
Chile	622	631
Other Non-U.S. Corporate Securities	7,708	7,721
Total	$30,235	$30,271
(1)     The countries that are listed in the non-U.S. corporate fixed income portfolio above represent the ultimate parent company's country of risk. Non-U.S. corporate securities could be issued by foreign subsidiaries of U.S. corporations.

Below-investment grade corporate fixed income portfolio
Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss from default by the borrower is greater with below-investment grade securities. Below-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than investment grade issuers. At December 31, 2025, our corporate fixed income investment portfolio included below-investment grade and non-rated securities which, in total, comprised approximately 15 percent of our fixed income portfolio. Our below-investment grade and non-rated portfolio includes over 1,600 issuers, with the greatest single exposure being $206 million.

We manage high-yield bonds as a distinct and separate asset class from investment grade bonds. The allocation to high-yield bonds is explicitly set by internal management and is targeted to securities in the upper tier of credit quality (BB/B). Our minimum rating for initial purchase is BB/B. 15 external investment managers are responsible for high-yield security selection and portfolio construction. Our high-yield managers have a conservative approach to credit selection and very low historical default experience. Holdings are highly diversified across industries and generally subject to a 1.5 percent issuer limit as a percentage of high-yield allocation. We monitor position limits daily through an internal compliance system. Derivative and structured securities (e.g., credit default swaps and collateralized debt obligations) are not permitted in the high-yield portfolio.

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

The following table presents count information for asbestos claims and environmental claims by account, for direct policies only:

	Asbestos		Environmental
	2025	2024	2025	2024
Open at beginning of year	1,674	1,784	1,052	1,109
Newly reported/reopened	426	252	197	135
Closed or otherwise disposed	436	362	222	192
Open at end of year	1,664	1,674	1,027	1,052

Survival ratios are calculated by dividing the asbestos or environmental loss and allocated loss adjustment expense (ALAE) reserves by the average asbestos or environmental loss and ALAE payments for the three most recent calendar years (3-year survival ratio).

The following table presents the gross and net 3-year survival ratios for Asbestos and Environmental loss and ALAE reserves:

(in years)	Gross loss and ALAE reserves	Net loss and ALAE reserves
Asbestos	3.1	2.9
Environmental	4.3	5.1

The survival ratios provide only a very rough depiction of reserves and are significantly impacted by a number of factors such as aggressive settlement practices, variations in gross to ceded relationships within the asbestos or environmental claims, and levels of coverage provided. Therefore, we urge caution in using these very simplistic ratios to gauge reserve adequacy.

Catastrophe Management

We actively monitor and manage our catastrophe risk accumulation around the world from natural perils, which includes setting risk limits based on probable maximum loss (PML) and purchasing catastrophe reinsurance to ensure sufficient liquidity and capital to meet the expectations of regulators, rating agencies, and policyholders, and to provide shareholders with an appropriate risk-adjusted return. Chubb uses internal and external data together with sophisticated, analytical catastrophe loss and risk modeling techniques to ensure an appropriate understanding of risk, including diversification and correlation effects, across different product lines and territories. The table below presents our modeled pre-tax estimates of natural catastrophe PML, net of reinsurance, at December 31, 2025, and does not represent our expected catastrophe losses for any one year.

	Modeled Net Probable Maximum Loss (PML) Pre-tax
	Worldwide (1)		U.S. Hurricane (2)		California Earthquake (3)
	Annual Aggregate		Annual Aggregate		Single Occurrence
(in millions of U.S. dollars, except for percentages)	Chubb	% of Total Chubb Shareholders’ Equity	Chubb	% of Total Chubb Shareholders’ Equity	Chubb	% of Total Chubb Shareholders’ Equity
1-in-10	$3,003	4.1%	$1,664	2.3%	$170	0.2%
1-in-100	$5,862	7.9%	$3,919	5.3%	$1,869	2.5%
1-in-250	$9,285	12.6%	$6,552	8.9%	$2,176	3.0%
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

The PML for worldwide and key U.S. peril regions are based on our in-force portfolio at October 1, 2025, and reflect the April 1, 2025, reinsurance program as well as inuring reinsurance protection coverage. Refer to the Global Property Catastrophe Reinsurance section for more information. These estimates assume that reinsurance recoverable is fully collectible.

According to the model, for the 1-in-100 return period scenario, there is a one percent chance that our pre-tax annual aggregate losses incurred in any year from U.S. hurricane events could be in excess of $3,919 million (or 5.3 percent of total Chubb shareholders’ equity at December 31, 2025).

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
•The potential effects of climate change add to modeling complexity; and
•Changing climate conditions could impact our exposure to natural catastrophe risks. Published studies by leading government, academic, and professional organizations combined with extensive research by Chubb climate scientists reveal the potential for increases in the frequency and severity of key natural perils such as tropical cyclones, inland flood, and wildfire. To understand the potential impacts on the Chubb portfolio, we have conducted stress tests on our peak exposure zone, namely in the U.S., using parameters outlined by the Intergovernmental Panel on Climate Change (IPCC) Climate Change 2021 report. These parameters consider the impacts of climate change and the resulting climate peril impacts over a timescale relevant to our business. The tests are conducted by adjusting our baseline view of risk for the perils of hurricane, inland flood, and wildfire in the U.S. to reflect increases in frequency and severity across the modeled domains for each of these perils. Based on these tests against the Chubb portfolio we do not expect material impacts to our baseline PMLs from climate change through December 31, 2026. These tests reflect current exposures only and exclude potentially mitigating factors such as changes to building codes, public or private risk mitigation, regulation, and public policy.

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

Terrorism
We offer terrorism coverage in the U.S. and in many other countries through various insurance products. We actively monitor terrorism risk and manage exposures through set risk limits based on modeled losses from certain terrorism attack scenarios, the purchase of reinsurance, and the reliance on government-sponsored terrorism reinsurance programs. In the U.S., certain protections of our terrorism exposure are provided through the Terrorism Risk Insurance Program Reauthorization Act of 2019 (TRIPRA). In 2025, TRIPRA covers 81 percent of insured losses above a deductible, estimated to be approximately $3.2 billion. Refer to “Global Property Catastrophe Reinsurance Program” for information on our reinsurance protection purchased. At our largest exposure location in the U.S., our maximum modeled losses from a 10-ton truck-bomb explosion are estimated to be $2.3 billion pre-tax based on the exposures, net of reinsurance and TRIPRA, as of December 31, 2025.

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

Each year the RMA issues a final SRA for the subsequent reinsurance year (i.e., the 2026 SRA covers the 2026 reinsurance year from July 1, 2025, through June 30, 2026). There were no significant changes in the terms and conditions from the 2025 SRA and, therefore, the new SRA does not impact Chubb's outlook on the crop program relative to 2026.

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

Liquidity

Liquidity is a measure of a company's ability to generate cash flows sufficient to meet short-term and long-term cash requirements. As a holding company, Chubb Limited possesses assets that consist primarily of the stock of its subsidiaries and other investments. In addition to net investment income, Chubb Limited's cash flows depend primarily on dividends and other statutorily permissible payments. Historically, dividends and other statutorily permitted payments have come primarily from Chubb's Bermuda-based operating subsidiaries, which we refer to as our Bermuda subsidiaries. During 2025 and 2024, in accordance with a plan of liquidation and conversion of Chubb INA Holdings Inc. (Chubb INA) to a limited liability company, Chubb Limited received $4.5 billion and $2.0 billion, respectively, for the redemption of a portion of its ownership interest in Chubb INA. Chubb INA is expected to fully redeem, by the end of 2027, Chubb Limited's 20 percent ownership interest in Chubb INA. Our consolidated sources of funds consist primarily of net premiums written, fees, net investment income, and proceeds from sales and maturities of investments. Funds are used at our various companies primarily to pay claims, operating expenses, and dividends; to service debt; to purchase investments; and to fund acquisitions.

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

To further ensure the sufficiency of funds to settle unforeseen claims, we hold certain invested assets in cash and short-term investments. In addition, for certain insurance, reinsurance, or deposit contracts that tend to have relatively large and reasonably predictable cash outflows, we attempt to establish dedicated portfolios of assets that are duration-matched with the related liabilities. With respect to the duration of our overall investment portfolio, we manage asset durations to both maximize return given current market conditions and provide sufficient liquidity to cover future loss payments. At December 31, 2025, the average duration of our fixed income securities, including the effect of futures, options, and swaps, is 5.0 years, while the average expected duration of our insurance liabilities is 7.0 years.

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

The payment of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction, as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies. During 2025, we were able to meet all our obligations, including the payments of dividends on our Common Shares, with our net cash flows.

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions as well as the subsidiary's financial condition are paramount to the dividend decision. Chubb Limited received dividends of $1.3 billion and $1.7 billion from its Bermuda subsidiaries in 2025 and 2024, respectively. Chubb Limited received cash dividends of $23 million and $3 million and non-cash dividends of $115 million and $142 million from Swiss subsidiaries in 2025 and 2024, respectively. Chubb Limited also received dividends of $207 million and $91 million from its other international subsidiaries in 2025 and 2024, respectively.

The U.S. insurance subsidiaries of Chubb INA may pay dividends, without prior regulatory approval, subject to restrictions set out in state law of the subsidiary's domicile (or, if applicable, commercial domicile). Chubb INA's international subsidiaries are also subject to insurance laws and regulations particular to the countries in which the subsidiaries operate. These laws and regulations sometimes include restrictions that limit the amount of dividends payable without prior approval of regulatory insurance authorities. Chubb Limited received no dividends from Chubb INA in 2025 and 2024. Debt issued by Chubb INA is serviced by statutorily permissible distributions by Chubb INA's insurance subsidiaries to Chubb INA as well as other group resources. Chubb INA received cash dividends of $2.6 billion and $3.6 billion and non-cash dividends of nil and $997 million from its subsidiaries in 2025 and 2024, respectively. At December 31, 2025, the amount of dividends available to be paid to Chubb INA in 2026 from its subsidiaries without prior approval of insurance regulatory authorities totals $4.0 billion.

Cash Flows
Our insurance and reinsurance operations provide liquidity in that premiums are received in advance, sometimes substantially in advance, of the time claims are paid. Generally, cash flows are affected by claim payments that, due to the nature of our operations, may comprise large loss payments on a limited number of claims and which can fluctuate significantly from period to period. The irregular timing of these loss payments can create significant variations in cash flows from operations between periods. For additional information regarding estimates of future claim payments over the next twelve months, refer to our discussion of Cash Requirements within "Capital Resources". Sources of liquidity include cash from operations, routine sales of investments, and financing arrangements. The following is a discussion of our cash flows for 2025 and 2024.

Operating cash flows are generated from premiums collected and investment income received less paid losses and loss expenses, policy acquisition costs, and administrative expenses. Operating cash flows were $12.8 billion in 2025, compared to $16.2 billion in 2024. The decrease of $3.4 billion is primarily due to higher net losses, expenses, and taxes paid, partially offset by higher premiums collected. The decrease also reflects $1.1 billion in purchases of consolidated investment products (CIP) in 2025, compared to $278 million of net proceeds from sales of CIP in 2024.

Cash used for investing was $11.3 billion in 2025, compared to $13.9 billion in 2024. The decrease of $2.6 billion is primarily due to lower net purchases of fixed maturities, short-term investments, and equity securities of $3.5 billion and a decrease in cash paid for acquisitions of $249 million. These amounts were partially offset by an increase in private equity contributions (net of distributions) of $1.6 billion.

Cash used for financing was $1.9 billion in 2025, compared to $2.2 billion in 2024. The decrease of $0.3 billion is primarily from higher repurchase agreement borrowings (net of repayments) of $921 million, higher net CIP-related investments received from third-parties of $810 million, and lower repayments of long-term debt of $653 million. This activity was partially offset by higher common shares repurchased of $1.9 billion. Refer to Note 15 to the Consolidated Financial Statements for additional information on share repurchases.

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

We use repurchase agreements as a low-cost funding alternative. At December 31, 2025, there were $3.3 billion, including variable interest entities balances of $956 million, in repurchase agreements outstanding with various maturities over the next five months.

In addition to cash from operations, routine sales of investments, and financing arrangements, we have agreements with a third-party bank provider which implemented two international multi-currency notional cash pooling programs to enhance cash management efficiency during periods of short-term timing mismatches between expected inflows and outflows of cash by currency. The programs allow us to optimize investment income by avoiding portfolio disruption. In each program, participating Chubb entities establish deposit accounts in different currencies with the bank provider. Each day the credit or debit balances in every account are notionally translated into a single currency (U.S. dollars) and then notionally pooled. The bank extends overdraft credit to all participating Chubb entities as needed, provided that the overall notionally pooled balance of all accounts in each pool at the end of each day is at least zero. Chubb entities may incur overdraft balances as a means to address short-term liquidity needs. Any overdraft balances incurred under this program by a Chubb entity would be guaranteed by Chubb Limited (up to $1,500 million in the aggregate). Our group syndicated credit facility allows for same day drawings to fund a net pool overdraft should participating Chubb entities withdraw contributed funds from the pool.

Capital Resources

Capital resources consist of funds deployed or available to be deployed to support our business operations.

(in millions of U.S. dollars, except for percentages)	December 31, 2025	December 31, 2024
Short-term debt	$1,499	$800
Long-term debt	15,728	14,379
Total financial debt	17,227	15,179
Trust preferred securities	309	309
Subordinated debt (1)	113	110
Total hybrid debt	422	419
Total Chubb shareholders’ equity	73,757	64,021
Total capitalization	$91,406	$79,619
Less: Chubb unrealized gains (losses) on investments, net of deferred tax	(1,997)	(4,552)
Total adjusted capitalization	$93,403	$84,171
Ratio of financial debt to total adjusted capitalization (2) (3)	18.4%	18.0%
Ratio of financial debt and hybrid debt to total adjusted capitalization (2) (3)	18.8%	18.5%
(1)    Capital Supplementary Bonds issued by Huatai Life.
(2)    For purposes of calculating leverage ratios, Huatai debt is based on Chubb's share (excluding noncontrolling interest).
(3)    Leverage ratios calculations have been redefined to exclude Chubb unrealized gains (losses) on investments, net of deferred tax, from total capitalization. Prior year has been updated to reflect current definition for better comparability.

The ratios of financial debt to total adjusted capitalization in the table above are higher at December 31, 2025, compared to December 31, 2024, due to the increase in debt issued during 2025, offset by strong earnings.

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
•April 2025: Entered into a CNH1.8 billion term loan (approximately $249 million at the time of issuance) at 2.85 percent, due April 2028.
•July 2025: Entered into a CNH2.1 billion term loan (approximately $299 million at the time of issuance) at 2.75 percent, due July 2028.
•August 2025: Issued CNH4.5 billion bonds (approximately $627 million at the time of issuance) in 5-year, 10-year, and 30-year tranches, with interest rates ranging from 2.5 percent to 3.05 percent.
•August 2025: Issued $1.25 billion of 4.9 percent senior notes due August 2035.

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

Share repurchases may be made in the open market, in privately negotiated transactions, block trades, accelerated repurchases and/or through option or other forward transactions. In 2025, 2024, and 2023 we repurchased $3.4 billion, $2.0 billion, and $2.5 billion, respectively, of Common Shares in a series of open market transactions under the Board share repurchase authorizations at an average per share price of $282.57, $269.23, and $209.52, respectively. For the period January 1, 2026, through February 26, 2026, we repurchased 1,716,988 Common Shares for a total of $551 million in a series of open market transactions under the share repurchase program authorization. At February 26, 2026, $2.1 billion in share repurchase authorization remained.

Common Shares
Our Common Shares had a par value of CHF 0.50 each at December 31, 2025.

As of December 31, 2025, there were 21,006,194 Common Shares in treasury with a weighted-average cost of $223.69 per share.

Under Swiss law, dividends must be stated in Swiss francs though dividend payments are made by Chubb in U.S. dollars.

At our May 2025 annual general meeting, our shareholders approved an annual dividend for the following year of up to $3.88 per share, expected to be paid in four quarterly installments of $0.97 per share after the annual general meeting by way of distribution from capital contribution reserves, transferred to free reserves for payment. The Board will determine the record and payment dates at which the annual dividend may be paid until the date of the 2026 annual general meeting, and is authorized to abstain from distributing a dividend at its discretion. The first three quarterly installments each of $0.97 per share, have been declared by the Board and distributed as expected.

At our May 2024 annual general meeting, our shareholders approved an annual dividend for the following year of up to $3.64 per share, which was paid in four quarterly installments of $0.91 per share at dates determined by the Board after the annual general meeting by way of distribution from capital contribution reserves, transferred to free reserves for payment.

Dividend distributions on Common Shares amounted to CHF 3.18 ($3.82) per share for the year ended December 31, 2025. Refer to Note 15 to the Consolidated Financial Statements for additional information on our dividends.

Cash Requirements
Our cash requirements within the next twelve months include claims payable to claimants and other routine obligations typical to our business, as well as commitments related to our limited partnerships. We expect the cash required to meet these obligations to be primarily generated through a combination of cash on hand, cash from operations, routine sales of investments, and financing arrangements. We believe these sources will be sufficient to meet our anticipated cash requirements for at least the next twelve months, while maintaining sufficient liquidity for normal operating purposes. We believe our financial strength provides us with the flexibility and capacity to obtain available funds externally through debt or equity financing on both a short-term and long-term basis, if necessary. At December 31, 2025, our long-term cash requirements under our various contractual obligations and commitments include:

•Gross loss payments under insurance and reinsurance contracts - We are obligated to pay claims under insurance and reinsurance contracts for specified covered loss events. Total cash requirements are not determinable from underlying contracts and must be estimated. Gross loss payments under insurance and reinsurance contracts are estimated at $88.1 billion with $24.8 billion estimated due over the next twelve months. These estimated gross loss payments are inherently uncertain and the amount and timing of actual loss payments are likely to differ from these estimates and the differences could be material. Given the numerous factors and assumptions involved in both estimates of loss reserves and related estimates as to the timing of future loss payments, differences between actual and estimated loss payments will not necessarily indicate a commensurate change in ultimate loss estimates. Refer to Note 8 to the Consolidated Financial Statements for additional information.

•Estimated payments for future policy benefits and market risk benefits - Total estimated payments for future policy benefits and market risk benefits are estimated at $90.8 billion and $1.6 billion, respectively, with $2.6 billion and $0.2 billion estimated due over the next twelve months, respectively. The total estimated payments are gross of fees or premiums due, while the liabilities presented on our Consolidated balance sheets are discounted and net of fees and premiums due. The timing and amount of actual payments may vary from the estimates. Refer to Note 1 l) and Note 9 for additional information on future policy benefits, and Note 1 m) and Note 11 for additional information on market risk benefits.

•Short-term, Long-term, and Hybrid debt, and related interest payments - Total obligations for short-term, long-term, and hybrid debt maturities are $17.5 billion with $1.5 billion due over the next twelve months. Interest payments related to these obligations total $7.1 billion with $0.6 billion due over the next twelve months. These estimates are based on current exchange rates. Refer to Note 13 to the Consolidated Financial Statements for additional information.

•Commitments on invested assets - Total obligations for commitments related to our invested assets are $9.0 billion with $3.7 billion due over the next twelve months. Refer to Note 14 to the Consolidated Financial Statements for additional information.

•Deposit liabilities - Total obligations for deposit liabilities, including contract holder deposit funds, are $15.0 billion with $1.0 billion due over the next twelve months. Refer to Note 1 o) to the Consolidated Financial Statements for additional information.

•Repurchase agreements - We use repurchase agreements as a low-cost alternative source of liquidity within our operating subsidiaries. At December 31, 2025, there were $3.3 billion in repurchase agreements outstanding with various maturities over the next five months. Refer to Note 14 e) to the Consolidated Financial Statements for additional information.

•Operating leases - Total obligations for operating leases are $1.9 billion with $0.2 billion estimated due over the next twelve months. Refer to Note 14 k) to the Consolidated Financial Statements for additional information.

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

The following table presents the condensed balance sheets of Chubb Limited and Chubb INA Holdings LLC, after elimination of investment in any non-guarantor subsidiary:

	Chubb Limited (Parent Guarantor)		Chubb INA Holdings LLC (Subsidiary Issuer)
	December 31	December 31	December 31	December 31
(in millions of U.S. dollars)	2025	2024	2025	2024
Assets
Investments	$—	$—	$535	$436
Cash	313	383	584	1,002
Due from parent guarantor/subsidiary issuer	733	396	—	—
Due from subsidiaries that are not issuers or guarantors	470	464	662	592
Other assets	379	13	3,575	3,062
Total assets	$1,895	$1,256	$5,356	$5,092
Liabilities
Due to parent guarantor/subsidiary issuer	$—	$—	$733	$396
Due to subsidiaries that are not issuers or guarantors	339	231	120	105
Affiliated notional cash pooling programs	—	277	—	—
Short-term debt	—	—	1,499	800
Long-term debt	—	—	15,728	14,379
Hybrid debt	—	—	309	309
Other liabilities	647	868	1,809	1,577
Total liabilities	986	1,376	20,198	17,566
Total equity	909	(120)	(14,842)	(12,474)
Total liabilities and equity	$1,895	$1,256	$5,356	$5,092

The following table presents the condensed statements of operations and comprehensive loss of Chubb Limited and Chubb INA Holdings LLC, excluding equity in earnings from non-guarantor subsidiaries:

Year Ended December 31, 2025	Chubb Limited (Parent Guarantor)	Chubb INA Holdings LLC (Subsidiary Issuer)
(in millions of U.S. dollars)
Net investment income (expense)	$(1)	$42
Net realized gains (losses)	10	(211)
Administrative expenses	117	(38)
Interest (income) expense	(12)	536
Other (income) expense	(35)	13
Integration and severance expenses	—	1
Income tax expense (benefit)	60	(213)
Net loss	$(121)	$(468)
Comprehensive loss	$(121)	$(490)

Credit Facilities

As our Bermuda subsidiaries are non-admitted insurers and reinsurers in the U.S., the terms of certain U.S. insurance and reinsurance contracts require them to provide collateral, which can be in the form of letters of credit (LOCs). LOCs may also be used for general corporate purposes.

Should the need arise, we generally have access to the long-term capital markets, credit facilities and commercial paper. Our group syndicated credit facility has capacity of $3.0 billion and expires in December 2030. Our total letter of credit capacity is $3.8 billion, $3.0 billion of which can be used for revolving credit. At December 31, 2025, LOC borrowings outstanding under these facilities was $935 million. Our access to credit under these facilities is dependent on the ability of the bank counterparties to meet their funding commitments. Should the existing credit providers on these facilities experience financial difficulty, we may be required to replace credit sources, possibly in a difficult market. If we cannot obtain adequate capital or sources of credit on favorable terms, on a timely basis, or at all, our business, operating results, and financial condition could be adversely affected. To date, we have not experienced difficulty accessing our credit facilities or establishing additional facilities when needed.

We have the ability to borrow a total of $2.0 billion in commercial paper, supported by the $3.0 billion in group syndicated credit facility. At December 31, 2025, there were no commercial paper borrowings outstanding.

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

The facilities noted above require that we maintain certain covenants, all of which have been met at December 31, 2025. These covenants include a minimum consolidated net worth of not less than $46.0 billion, which is below our actual consolidated net worth of $78.7 billion.

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

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Market Sensitive Instruments and Risk Management
Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. We are exposed to potential losses from various market risks including changes in interest rates, equity prices, and foreign currency exchange rates. Further, through writing guaranteed living benefits (GLB) and guaranteed minimum death benefits (GMDB) products, collectively referred to as market risk benefits (MRB), we are exposed to volatility in the equity and credit markets, as well as interest rates. Our investment portfolio consists primarily of fixed income securities, denominated in both U.S. dollars and foreign currencies, which are sensitive to changes in interest rates and foreign currency exchange rates. The majority of our fixed income portfolio is classified as available-for-sale. The effect of market movements on our fixed maturities available-for-sale portfolio impacts Net income (through Net realized gains (losses)) when securities are sold, when we write down an asset, or when we record a change to the allowance for expected credit losses. Changes in interest rates and foreign currency exchange rates will have an immediate effect on Shareholders' equity and Comprehensive income and, in certain instances, Net income. The effect of market movements on fixed maturities related to consolidated investment products in the Huatai portfolio (Fixed maturities - CIP) impacts Net income (through Net realized gains (losses)). From time to time, we also use derivative instruments such as futures, options, swaps, and foreign currency forward contracts to manage the duration of our investment portfolio and foreign currency exposures, and also to obtain exposure to a particular financial market. At December 31, 2025 and 2024, our notional exposure to derivative instruments was $12.5 billion and $10.2 billion, respectively. These instruments are recognized as assets or liabilities in our Consolidated Financial Statements and are sensitive to changes in interest rates, foreign currency exchange rates, and equity security prices. As part of our investing activities, from time to time we purchase to be announced mortgage-backed securities (TBAs). Changes in the fair value of TBAs are included in Net realized gains (losses) and, therefore, have an immediate effect on both our Net income and Shareholders' equity.

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

The following is a discussion of our primary market risk exposures at December 31, 2025. Our policies to address these risks in 2025 were not materially different from 2024. We do not currently anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

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

The following table presents the impact at December 31, 2025 and 2024, on the fair value of our fixed income portfolio of a hypothetical increase in interest rates of 100 bps applied instantly across the U.S. yield curve (an immediate time horizon was used as this presents the worst case scenario):

(in billions of U.S. dollars, except for percentages)	2025	2024
Fair value of fixed income portfolio	$135.6	$121.8
Pre-tax impact of 100 bps increase in interest rates:
Decrease in dollars	$6.8	$6.2
As a percentage of total fixed income portfolio at fair value	5.0%	5.1%

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

The following table presents the impact at December 31, 2025 and 2024, on the fair value of our debt obligations of a hypothetical decrease in interest rates of 100 bps applied instantly across the U.S. yield curve (an immediate time horizon was used as this presents the worst case scenario):

(in billions of U.S. dollars, except for percentages)	2025	2024
Fair value of debt obligations	$16.6	$14.3
Pre-tax impact of 100 bps decrease in interest rates:
Increase in dollars	$1.2	$1.1
As a percentage of total debt obligations at fair value	7.3%	7.4%

Foreign currency management
As a global company, Chubb entities transact business in multiple currencies. Our policy is to generally match assets, liabilities and required capital for each individual jurisdiction in local currency, which would include the use of derivatives.

The following table summarizes the unhedged portion of net assets (liabilities) in non-U.S. currencies at December 31, 2025 and 2024, and excludes noncontrolling interests:

		2025		2024	2025 vs. 2024 % change in exchange rate per USD
(in millions of U.S. dollars, except for percentages)	Value of unhedged net assets (liabilities)	Exchange rate per USD	Value of unhedged net assets (liabilities)	Exchange rate per USD
Korean won (KRW) (x100)	$6,196	0.0692	$6,516	0.0676	2.4%
Chinese yuan renminbi (CNH/CNY) (1)	2,844	0.1431	3,709	0.1370	4.5%
Canadian dollar (CAD)	2,519	0.7286	2,194	0.6952	4.8%
Australian dollar (AUD)	1,545	0.6673	1,660	0.6188	7.8%
Mexican peso (MXN)	933	0.0555	852	0.0480	15.6%
Thai baht (THB)	891	0.0318	561	0.0291	9.3%
Hong Kong dollar (HKD)	615	0.1285	568	0.1287	(0.2)%
Brazilian Real (BRL)	520	0.1820	460	0.1620	12.3%
New Zealand Dollar (NZD)	452	0.5758	474	0.5594	2.9%
Euro (EUR) (2)	329	1.1746	(797)	1.0354	13.4%
Other foreign currencies	2,834	various	2,929	various	NM
Value of unhedged portion of net assets denominated in foreign currencies (3)	$19,678		$19,126
As a percentage of total net assets	26.7%		29.9%
Pre-tax decrease to Chubb Shareholders' equity of a hypothetical 10 percent strengthening of the USD	$1,789		$1,739
NM – not meaningful
(1)    Excludes hedged Chinese yuan renminbi net assets of $2.5 billion and $1.3 billion in 2025 and 2024, respectively.
(2)    Includes unhedged portion of euro denominated debt of $2.3 billion and net assets of $2.6 billion in 2025, and $2.3 billion and $1.5 billion, respectively, in 2024. Excludes hedged euro denominated debt of $2.0 billion and $1.6 billion in 2025 and 2024, respectively.
(3)    The unhedged net assets denominated in foreign currencies comprised goodwill and other intangible assets of approximately 41 percent and 47 percent at December 31, 2025 and 2024, respectively.

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

The objective of the fair value cross-currency swaps is to hedge euro 1.8 billion of the foreign currency risk on our euro denominated debt by converting cash flows back into the U.S dollar. The objective of the net investment cross-currency swaps is to hedge the foreign currency exposure in the net investments of certain foreign subsidiaries by converting cash flows from U.S. dollar to the British pound sterling (GBP 957 million), Japanese yen (JPY 43.0 billion), Swiss franc (CHF 96 million), and Chinese yuan renminbi (CNH 9.3 billion). The hedged risk is designated as the foreign currency exposure arising between the functional currency of the foreign subsidiary and the functional currency of its parent entity. For additional information refer to Note 14 to the Consolidated Financial Statements.

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

The tables below are estimates of the sensitivities to instantaneous changes in economic inputs (e.g., equity shock, interest rate shock, etc.) at December 31, 2025, for both the fair value of the MRB liability (FVL) and the fair value of specific derivative instruments held (hedge value) to partially offset the risk in the MRB reinsurance portfolio. The following assumptions should be considered when using the below tables:

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
•The hedge sensitivity is from December 31, 2025, market levels and only applicable to the equity and interest rate sensitivities table below.
•The sensitivities do not scale linearly and may be proportionally greater for larger movements in the market factors. Actual sensitivity of our net income may differ from those disclosed in the tables below due to fluctuations in short-term market movements.

Sensitivities to equity and interest rate movements
(in millions of U.S. dollars)		Worldwide Equity Shock
Interest Rate Shock		+10%	Flat	-10%	-20%	-30%	-40%
+100 bps	(Increase)/decrease in FVL	$228	$153	$61	$(53)	$(197)	$(386)
	Increase/(decrease) in hedge value	(94)	—	94	188	282	376
	Increase/(decrease) in net income	$134	$153	$155	$135	$85	$(10)
Flat	(Increase)/decrease in FVL	$90	$—	$(109)	$(241)	$(410)	$(621)
	Increase/(decrease) in hedge value	(94)	—	94	188	282	376
	Increase/(decrease) in net income	$(4)	$—	$(15)	$(53)	$(128)	$(245)
-100 bps	(Increase)/decrease in FVL	$(77)	$(184)	$(310)	$(461)	$(654)	$(888)
	Increase/(decrease) in hedge value	(94)	—	94	188	282	376
	Increase/(decrease) in net income	$(171)	$(184)	$(216)	$(273)	$(372)	$(512)

Sensitivities to Other Economic Variables		AA-rated Credit Spreads		Interest Rate Volatility		Equity Volatility
(in millions of U.S. dollars)		+100 bps	-100 bps	+2%	-2%	+2%	-2%
(Increase)/decrease in FVL		$41	$(46)	$—	$—	$(15)	$14
Increase/(decrease) in net income		$41	$(46)	$—	$—	$(15)	$14

Market Risk Benefits Net Amount at Risk
All our MRB reinsurance treaties include annual or aggregate claim limits and many include an aggregate deductible which limit the net amount at risk under these programs. The tables below present the net amount at risk at December 31, 2025, following an immediate change in equity market levels, assuming all global equity markets are impacted equally.

a) Reinsurance covering the GMDB risk only

	Equity Shock
(in millions of U.S. dollars)	+20%	Flat	-20%	-40%	-60%	-80%
GMDB net amount at risk	$194	$190	$298	$554	$593	$483
Claims at 100% immediate mortality	125	125	143	134	124	111

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

b) Reinsurance covering the GLB risk only

	Equity Shock
(in millions of U.S. dollars)	+20%	Flat	-20%	-40%	-60%	-80%
GLB net amount at risk	$648	$835	$1,123	$1,557	$1,794	$2,023

The treaty limits cause the net amount at risk to increase at a declining rate as equity markets fall.

c) Reinsurance covering both the GMDB and GLB risks on the same underlying policyholders

	Equity Shock
(in millions of U.S. dollars)	+20%	Flat	-20%	-40%	-60%	-80%
GMDB net amount at risk	$31	$36	$44	$53	$61	$66
GLB net amount at risk	253	308	386	486	588	630
Claims at 100% immediate mortality	23	22	22	22	22	22
The treaty limits cause the GMDB and GLB net amount at risk to increase at a declining rate as equity markets fall.

ITEM 8. Financial Statements and Supplementary Data
The financial statements and supplementary data are included in this Form 10-K commencing on page F-1.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A. Controls and Procedures
Chubb’s management, with the participation of Chubb’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Chubb’s disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as of December 31, 2025. Based upon that evaluation, Chubb’s Chief Executive Officer and Chief Financial Officer concluded that Chubb’s disclosure controls and procedures are effective in allowing information required to be disclosed in reports filed under the Securities Exchange Act of 1934 to be recorded, processed, summarized, and reported within time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to Chubb’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in Chubb's internal controls over financial reporting during the three months ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, Chubb's internal controls over financial reporting. Chubb's management report on internal control over financial reporting is included on page F-3 and PricewaterhouseCoopers LLP's audit report is included on pages F-4 and F-5.

ITEM 9B. Other Information
During the three months ended December 31, 2025, no director or officer of Chubb (as defined in Rule 16a-1(f) under the Exchange Act) informed us of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408 of SEC Regulation S-K.
On February 25, 2026, Sheila P. Burke, a member of the Board of Directors of Chubb Limited (Company), informed the Company of her decision to retire from the Board and not to stand for re-election at Chubb’s 2026 Annual General Meeting (Annual Meeting), which is scheduled to occur in May 2026. The decision of Ms. Burke was not the result of any disagreement with the Company. Ms. Burke is currently a member of the Board’s Risk & Finance Committee, and will remain on the Board and a member of the Risk & Finance Committee until the Annual Meeting.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Item not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information pertaining to this item is incorporated by reference to the sections entitled “Agenda Item 5 - Election of the Board of Directors”, "Corporate Governance - Delinquent Section 16(a) Reports", “Corporate Governance - The Board of Directors - Director Nomination Process”, “Corporate Governance - The Committees of the Board - Audit Committee”, and “Corporate Governance – Governance Practices and Policies – Global Restrictions on Insider Trading and Trading Chubb Securities Policy” of the definitive proxy statement for the 2026 Annual General Meeting of Shareholders which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A. Also incorporated herein by reference is the text under the caption “Information about our Executive Officers” appearing at the end of Part I Item 1 of the Annual Report on Form 10-K.

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

ITEM 11. Executive Compensation

This item is incorporated by reference to the sections entitled “Executive Compensation”, “Compensation Committee Report” and “Director Compensation” of the definitive proxy statement for the 2026 Annual General Meeting of Shareholders which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This item is incorporated by reference to the sections entitled "Information About Our Share Ownership" and "Agenda Item 10 - Approval of the Chubb Limited 2016 Long-Term Incentive Plan, as Amended and Restated - Explanation - Authorized Securities under Equity Compensation Plans" of the definitive proxy statement for the 2026 Annual General Meeting of Shareholders, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

ITEM 13. Certain Relationships and Related Transactions and Director Independence

This item is incorporated by reference to the sections entitled “Corporate Governance - Related Party Transactions", and “Corporate Governance - The Board of Directors - Director Independence” of the definitive proxy statement for the 2026 Annual General Meeting of Shareholders which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

ITEM 14. Principal Accounting Fees and Services

This item is incorporated by reference to the section entitled “Agenda Item 4 – Election of Auditors – 4.2 – Ratification of appointment of PricewaterhouseCoopers LLP (United States) as independent registered public accounting firm for purposes of U.S. securities law reporting” of the definitive proxy statement for the 2026 Annual General Meeting of Shareholders which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a)Financial Statements, Schedules, and Exhibits

Page
1.	Consolidated Financial Statements
–	Management's Responsibility for Financial Statements and Internal Control over Financial Reporting	F-3
–	Report of Independent Registered Public Accounting Firm	F-4
–	Consolidated Balance Sheets at December 31, 2025 and 2024	F-6
–	Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2025, 2024, and 2023	F-7
–	Consolidated Statements of Shareholders' Equity for the years ended December 31, 2025, 2024, and 2023	F-8
–	Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023	F-9
–	Notes to Consolidated Financial Statements	F-10
2.	Financial Statement Schedules
–	Schedule I - Summary of Investments - Other Than Investments in Related Parties at December 31, 2025	F-111
–	Schedule II - Condensed Financial Information of Registrant (Parent Company Only) at December 31, 2025 and 2024, and for the years ended December 31, 2025, 2024, and 2023	F-112
–	Schedule IV - Supplemental Information Concerning Reinsurance for the years ended December 31, 2025, 2024, and 2023	F-114
–	Schedule VI - Supplementary Information Concerning Property and Casualty Operations as of and for the years ended December 31, 2025, 2024, and 2023	F-115

Other schedules have been omitted as they are not applicable to Chubb, or the required information has been included in the Consolidated Financial Statements and related notes.
3.	Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
3.1	Articles of Association of the Company, as amended and restated	8-K	3.1	May 16, 2025

3.2	Organizational Regulations of the Company, as amended	10-K	3.2	February 27, 2025

4.1	Articles of Association of the Company, as amended and restated	8-K	4.1	May 16, 2025

4.2	Organizational Regulations of the Company, as amended	10-K	4.2	February 27, 2025

4.3	Specimen share certificate representing Common Shares	8-K	4.3	July 18, 2008

4.4	Indenture, dated March 15, 2002, between ACE Limited and Bank One Trust Company, N.A.	8-K	4.1	March 22, 2002

4.5	Senior Indenture, dated August 1, 1999, among ACE INA Holdings, Inc., ACE Limited and Bank of New York Mellon Trust Company, N.A. (as successor), as trustee	S-3 ASR	4.4	December 10, 2014

4.6	Indenture, dated November 30, 1999, among ACE INA Holdings, Inc. and Bank One Trust Company, N.A., as trustee	10-K	10.38	March 29, 2000

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
4.7	Indenture, dated December 1, 1999, among ACE INA Holdings, Inc., ACE Limited and Bank One Trust Company, National Association, as trustee	10-K	10.41	March 29, 2000

4.8	Amended and Restated Trust Agreement, dated March 31, 2000, among ACE INA Holdings, Inc., Bank One Trust Company, National Association, as property trustee, Bank One Delaware Inc., as Delaware trustee and the administrative trustees named therein	10-K	4.17	March 16, 2006

4.9	Common Securities Guarantee Agreement, dated March 31, 2000	10-K	4.18	March 16, 2006

4.10	Capital Securities Guarantee Agreement, dated March 31, 2000	10-K	4.19	March 16, 2006

4.11	Description of the Registrant's Securities				X

4.12	Form of 4.15 percent Senior Notes due 2043	8-K	4.2	March 13, 2013

4.13	First Supplemental Indenture dated as of March 13, 2013 to the Indenture dated as of August 1, 1999 among ACE INA Holdings, Inc., as Issuer, ACE Limited, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Successor Trustee	8-K	4.3	March 13, 2013

4.14	Form of Global Note for the 3.050% Senior Notes due 2061	8-K	4.3	November 18, 2021

4.15	Form of 3.35 percent Senior Notes due 2026	8-K	4.3	November 3, 2015

4.16	Form of 4.35 percent Senior Notes due 2045	8-K	4.4	November 3, 2015

4.17	First Supplemental Indenture to the Chubb Corp Senior Indenture dated as of January 15, 2016 to the Indenture dated as of October 25, 1989 among ACE INA Holdings, Inc., as Successor Issuer, ACE Limited, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	4.1	January 15, 2016

4.18	Chubb Corp Senior Indenture (incorporated by reference to Exhibit 4(a) to Chubb Corp's Registration Statement on Form S-3 filed on October 27, 1989) (File No. 33-31796)	S-3	4(a)	October 27, 1989

4.19	Chubb Corp Junior Subordinated Indenture (incorporated by reference to Exhibit 4.1 to Chubb Corp's Current Report on Form 8-K filed on March 30, 2007) (File No. 001-08661)	8-K	4.1	March 30, 2007

4.20	Form of 6.80 percent Chubb Corp Debentures due 2031 (incorporated by reference to Exhibit 4(a) to Chubb Corp's Registration Statement on Form S-3 filed on October 27, 1989) (File No. 33-31796)	S-3	4(a)	October 27, 1989

4.21	Form of 6.00 percent Chubb Corp Senior Notes due 2037 (incorporated by reference to Exhibit 4.1 to Chubb Corp's Current Report on Form 8-K filed on May 11, 2007) (File No. 001-08661)	8-K	4.1	May 11, 2007

4.22	Form of 6.50 percent Chubb Corp Senior Notes due 2038 (incorporated by reference to Exhibit 4.2 to Chubb Corp's Current Report on Form 8-K filed on May 6, 2008) (File No. 001-08661)	8-K	4.2	May 6, 2008

4.23	Procedures regarding the registration of shareholders in the share register of Chubb Limited	10-K	4.32	February 28, 2017

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
4.24	Form of Officer's Certificate related to the 1.550% Senior Notes due 2028 and 2.500% Senior Notes due 2038	8-K	4.1	March 6, 2018

4.25	Form of Global Note for the 1.550% Senior Notes due 2028	8-K	4.2	March 6, 2018

4.26	Form of Global Note for the 2.500% Senior Notes due 2038	8-K	4.3	March 6, 2018

4.27	Form of Officer's Certificate related to the 0.875% Senior Notes due 2027 and 1.400% Senior Notes due 2031	8-K	4.1	June 17, 2019

4.28	Form of Global Note for the 0.875% Senior Notes due 2027	8-K	4.2	June 17, 2019

4.29	Form of Global Note for the 1.400% Senior Notes due 2031	8-K	4.3	June 17, 2019

4.30	Form of Officer’s Certificate related to the 0.300% Senior Notes due 2024 and 0.875% Senior Notes due 2029	8-K	4.1	December 5, 2019

4.31	Form of Global Note for the 0.875% Senior Notes due 2029	8-K	4.3	December 5, 2019

4.32	Form of Officer's Certificate related to the 1.375% Senior Notes due 2030	8-K	4.1	September 17, 2020

4.33	Form of Global Note for the 1.375% Senior Notes due 2030	8-K	4.2	September 17, 2020

4.34	Form of Officer’s Certificate related to the 2.850% Senior Notes due 2051 and the 3.050% Senior Notes due 2061	8-K	4.1	November 18, 2021

4.35	Form of Global Note for the 2.850% Senior Notes due 2051	8-K	4.2	November 18, 2021

4.36	Form of Officer's Certificate related to the 5.000% Senior Notes due 2034	8-K	4.1	March 7, 2024

4.37	Form of Global Note for the 5.000% Senior Notes due 2034	8-K	4.2	March 7, 2024

4.38	Form of Officer's Certificate related to the 4.650% Senior Notes due 2029 and the 5.000% Senior Notes due 2034	8-K	4.1	July 31, 2024

4.39	Form of Global Note for the 4.650% Senior Notes due 2029	8-K	4.2	July 31, 2024

4.40	Form of Global Note for the 5.000% Senior Notes due 2034	8-K	4.3	July 31, 2024

4.41	Form of Officer's Certificate related to the 4.900% Senior Notes due 2035	8-K	4.1	August 6, 2025

4.42	Form of Global Note for the 4.900% Senior Notes due 2035	8-K	4.2	August 6, 2025

10.1*	Form of Indemnification Agreement between the Company and the directors and executive officers of the Company				X

10.2*	Chubb US Deferred Compensation Plan (as amended and restated effective January 1, 2023)	10-K	10.79	February 24, 2023

10.3*	Employment Terms dated December 8, 2020, between Chubb Limited and Peter Enns [personal email removed]	10-K	10.76	February 24, 2022

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
10.4*	Form of employment agreement between the Company (or subsidiaries of the Company) and executive officers of the Company to allocate a percentage of aggregate salary to the Company (or subsidiaries of the Company)	8-K	10.1	July 16, 2008

10.5*	Outside Directors Compensation Parameters	10-K	10.6	February 27, 2025

10.6*	Form of Non-Qualified Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.4	October 30, 2013

10.7*	Aircraft Time Sharing Agreement, dated as of September 19, 2022, between Chubb INA Holdings Inc. and Evan G. Greenberg [certain information omitted]	10-Q	10.1	October 28, 2022

10.8*	ACE USA Officer Deferred Compensation Plan (as amended and restated effective January 1, 2011)	10-Q	10.7	October 30, 2013

10.9*	First Amendment to the Amended and Restated ACE USA Officers Deferred Compensation Plan	10-K	10.28	February 25, 2010

10.10*	Form of Swiss Mandatory Retirement Benefit Agreement (for Swiss-employed named executive officers)	10-Q	10.2	May 7, 2010

10.11*	ACE Limited Elective Deferred Compensation Plan (as amended and restated effective January 1, 2011)	10-Q	10.5	October 30, 2013

10.12*	Chubb Limited Clawback Policy	10-K	10.13	February 23, 2024

10.13*	ACE USA Supplemental Employee Retirement Savings Plan	10-Q	10.6	May 15, 2000

10.14*	Form of Restricted Stock Unit Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Swiss Executive Management	10-K	10.97	February 23, 2018

10.15*	Form of Restricted Stock Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Swiss Executive Management	10-K	10.96	February 23, 2018

10.16	ACE USA Supplemental Employee Retirement Savings Plan (as amended and restated)	10-K	10.46	February 27, 2009

10.17*	First Amendment to the Amended and Restated ACE USA Supplemental Employee Retirement Savings Plan	10-K	10.39	February 25, 2010

10.18*	The ACE Limited 1995 Outside Directors Plan (as amended through the Seventh Amendment)	10-Q	10.1	August 14, 2003

10.19*	ACE Limited 2004 Long-Term Incentive Plan (as amended through the Fifth Amendment)	8-K	10	May 21, 2010

10.20*	ACE Limited 2004 Long-Term Incentive Plan (as amended through the Sixth Amendment)	8-K	10.1	May 20, 2013

10.21*	Chubb Deferred Stock Unit Plan, as amended and restated	10-Q	10.1	July 26, 2024

10.22*	Director Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.1	November 9, 2009

10.23*	Form of Performance Based Restricted Stock Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Swiss Executive Management	10-Q	10.1	May 2, 2023

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith

10.24*	Form of Performance Based Restricted Stock Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Executive Officers	10-Q	10.2	May 2, 2023

10.25*	Chubb Limited 2016 Long-Term Incentive Plan, as amended and restated	8-K	10.1	May 24, 2021

10.26*	Form of Incentive Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.3	October 30, 2013

10.27*	Pension Excess Benefit Plan of The Chubb Corporation	10-K	10.77	February 25, 2021

10.28*	Amendments to the Chubb U.S. Supplemental Employee Retirement Plan, the Chubb U.S. Deferred Compensation Plan, and Pension Excess Benefit Plan of The Chubb Corporation (December 16, 2020)	10-K	10.81	February 25, 2021

10.29*	Amendment No. 2 to the Pension Excess Benefit Plan of The Chubb Corporation	10-K	10.78	February 25, 2021

10.30*	Amendment No. 3 to the Pension Excess Benefit Plan of The Chubb Corporation	10-K	10.79	February 25, 2021

10.31*	Amendment No. 4 to the Pension Excess Benefit Plan of The Chubb Corporation	10-K	10.80	February 25, 2021

10.32*	Form of Restricted Stock Unit Award Terms (for outside directors) under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.2	November 7, 2007

10.33*	Form of Restricted Stock Unit Award Terms (for outside directors) under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.2	August 7, 2009

10.34*	Amendments to the Chubb U.S. Supplemental Employee Retirement Plan and the Chubb U.S. Deferred Compensation Plan (December 31, 2024)	10-K	10.35	February 27, 2025

10.35*	The Chubb Corporation Key Employee Deferred Compensation Plan (2005)	8-K	10.9	March 9, 2005

10.36*	Amendment One to The Chubb Corporation Key Employee Deferred Compensation Plan (2005)	8-K	10.1	September 12, 2005

10.37*	Amendment No. 2 to The Chubb Corporation Key Employee Deferred Compensation Plan (2005)	10-K	10.20	March 2, 2009

10.38*	Amendment No. 3 to The Chubb Corporation Key Employee Deferred Compensation Plan (2005)	10-K	10.32	February 28, 2013

10.39*	Form of Incentive Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan for Swiss Executive Management	10-K	10.71	February 27, 2015

10.40*	Form of Non-Qualified Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan for Swiss Executive Management	10-K	10.72	February 27, 2015

10.41*	Form of Executive Management Non-Competition Agreement	10-Q	10.1	July 28, 2023

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
10.42*	Form of Non-Qualified Stock Option Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Swiss Executive Management	10-K	10.95	February 23, 2018

10.43*	Form of Incentive Stock Option Terms under the Chubb Limited 2016 Long-Term Incentive Plan	10-Q	10.2	August 5, 2016

10.44*	Form of Restricted Stock Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan	10-Q	10.3	August 5, 2016

10.45*	Form of Restricted Stock Unit Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan	10-Q	10.4	August 5, 2016

10.46*	Form of Non-Qualified Stock Option Terms under the Chubb Limited 2016 Long-Term Incentive Plan	10-Q	10.5	August 5, 2016

10.47*	Form of Incentive Stock Option Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Swiss Executive Management	10-Q	10.6	August 5, 2016

10.48*	Form of Non-Qualified Stock Option Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Swiss Executive Management	10-Q	10.9	August 5, 2016

10.49*	Chubb Limited Employee Stock Purchase Plan, as amended and restated	8-K	10.1	May 16, 2024

10.50*	Director Restricted Stock Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan	10-Q	10.1	August 3, 2017

10.51
Third Amended and Restated Credit Agreement for $3,000,000,000 Senior Unsecured Letter of Credit Facility, dated as of December 19, 2025, among Chubb Limited, and certain subsidiaries and Wells Fargo Bank, National Association as Administrative Agent, the Swingline Bank and an Issuing Bank
					X

10.52*	Form of Incentive Stock Option Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Executive Officers	10-K	10.89	February 23, 2018

10.53*	Form of Restricted Stock Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Executive Officers	10-K	10.90	February 23, 2018

10.54*	Form of Non-Qualified Stock Option Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Executive Officers	10-K	10.92	February 23, 2018

10.55*	Form of Restricted Stock Unit Award Terms under the Chubb Limited 2016 Long-Term Plan for Executive Officers	10-K	10.93	February 23, 2018

10.56*	Form of Incentive Stock Option Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Swiss Executive Management	10-K	10.94	February 23, 2018

10.57*	Form of Performance Based Restricted Stock Unit Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Swiss Executive Management	10-Q	10.1	April 26, 2024

10.58*	Form of Performance Based Restricted Stock Unit Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Executive Officers	10-Q	10.2	April 26, 2024

10.59*	Form of Restricted Stock Unit Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Executive Officers	10-Q	10.3	April 26, 2024

10.60*	Form of Performance Based Restricted Stock Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Executive Officers				X

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
10.61*	Form of Performance Based Restricted Stock Unit Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Executive Officers				X

10.62*	Deferred Compensation Plan amendments, effective January 1, 2009	10-K	10.40	February 27, 2009

19	Global Restrictions on Insider Trading and Trading Chubb Securities Policy	10-K	19	February 27, 2025

21.1	Subsidiaries of the Company				X

22.1	Guaranteed Securities	10-Q	22.1	October 27, 2025

23.1	Consent of Independent Registered Public Accounting Firm				X

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

97.1*	Chubb Limited Erroneously Awarded Incentive-Based Compensation Recovery Policy	10-K	97.1	February 23, 2024

97.2*	Chubb INA Holdings Inc. Erroneously Awarded Incentive-Based Compensation Recovery Policy	10-K	97.2	February 23, 2024

101	The following financial information from Chubb Limited's Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets at December 31, 2025 and 2024; (ii) Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2025, 2024, and 2023; (iii) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2025, 2024, and 2023; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023; and (v) Notes to the Consolidated Financial Statements				X

104	The Cover Page Interactive Data File formatted in Inline XBRL (The cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101)

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
February 27, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Evan G. Greenberg	Chairman, Chief Executive Officer, and Director	February 27, 2026
Evan G. Greenberg

/s/ Peter C. Enns	Executive Vice President and Chief Financial Officer	February 27, 2026
Peter C. Enns	(Principal Financial Officer)

/s/ George F. Ohsiek	Chief Accounting Officer	February 27, 2026
George F. Ohsiek	(Principal Accounting Officer)

/s/ Michael G. Atieh	Director	February 27, 2026
Michael G. Atieh

/s/ Nancy K. Buese	Director	February 27, 2026
Nancy K. Buese

/s/ Sheila P. Burke	Director	February 27, 2026
Sheila P. Burke

/s/ Nelson J. Chai	Director	February 27, 2026
Nelson J. Chai

/s/ Michael P. Connors	Director	February 27, 2026
Michael P. Connors

/s/ Michael L. Corbat	Director	February 27, 2026
Michael L. Corbat

/s/ Fred Hu	Director	February 27, 2026
Fred Hu

/s/ Robert J. Hugin	Director	February 27, 2026
Robert J. Hugin

/s/ Robert W. Scully	Director	February 27, 2026
Robert W. Scully

/s/ Theodore E. Shasta	Director	February 27, 2026
Theodore E. Shasta

/s/ David H. Sidwell	Director	February 27, 2026
David H. Sidwell

/s/ Olivier Steimer	Director	February 27, 2026
Olivier Steimer

/s/ Frances F. Townsend	Director	February 27, 2026
Frances F. Townsend

CHUBB LIMITED AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

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

As of December 31, 2025, management has evaluated the effectiveness of Chubb's internal control over financial reporting based on the criteria for effective-internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management has concluded that Chubb's internal control over financial reporting was effective as of December 31, 2025.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements of Chubb included in this Annual Report, has issued a report on the effectiveness of Chubb's internal controls over financial reporting as of December 31, 2025. The report, which expresses an unqualified opinion on the effectiveness of Chubb's internal control over financial reporting as of December 31, 2025, is included in this Item under “Report of Independent Registered Public Accounting Firm” and follows this statement.

/s/ Evan G. Greenberg	/s/ Peter C. Enns
Evan G. Greenberg	Peter C. Enns
Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Chubb Limited

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Chubb Limited and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework (2013) issued by the COSO.

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

Valuation of Unpaid Losses and Loss Expenses, Net of Reinsurance

As described in Note 8 to the consolidated financial statements, as of December 31, 2025, the Company’s liability for unpaid losses and loss expenses, net of reinsurance, was $69.7 billion. The majority of the Company’s net unpaid losses and loss expenses arise from the Company’s long-tail casualty business (such as general liability and professional liability), U.S. sourced workers’ compensation, asbestos-related, environmental pollution and other exposures with high estimation uncertainty. The process of establishing loss and loss expense reserves requires the use of estimates and judgments based on circumstances underlying the insured loss at the date of accrual. The judgments involved in projecting the ultimate losses include the use and interpretation of various standard actuarial reserving methods that place reliance on the extrapolation of actual historical data, loss development patterns, industry data, and other benchmarks as appropriate. The reserves for the various product lines each require different qualitative and quantitative assumptions and judgments, including changes in business mix or volume, changes in ceded reinsurance structures, changes in claims handling practices, reported and projected loss trends, inflation, the legal environment, and the terms and conditions of the contracts sold to the Company’s insured parties.

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
Philadelphia, Pennsylvania
February 27, 2026

We have served as the Company’s auditor since 1985, which includes periods before the Company became subject to SEC reporting requirements.

CONSOLIDATED BALANCE SHEETS
Chubb Limited and Subsidiaries

(in millions of U.S. dollars, except share and per share data)	December 31, 2025	December 31, 2024
Assets
Investments
Short-term investments, at fair value (amortized cost – $4,840 and $5,143) (includes variable interest entities (VIE) balances of $105 and $57)	$4,840	$5,142
Fixed maturities available-for-sale, at fair value, net of valuation allowance – $52 and $70 (amortized cost – $124,726 and $115,083)	122,680	110,363
Private debt held-for-investment, at amortized cost, net of valuation allowance – $3 and $4	2,411	2,628
Equity securities, at fair value (includes VIE balances of $2,275 and $1,289)	10,801	9,151
Private equities (includes VIE balances of $22 and $22)	17,239	14,769
Other investments (includes VIE balances of $5,818 and $4,538)	10,749	8,597
Total investments	168,720	150,650
Cash, including restricted cash $198 and $261 (includes VIE balances of $168 and $114)	2,470	2,549
Securities lending collateral	2,500	1,445
Accrued investment income	1,305	1,160
Insurance and reinsurance balances receivable, net of valuation allowance – $62 and $59	15,944	14,426
Reinsurance recoverable on losses and loss expenses, net of valuation allowance – $320 and $310	20,338	19,777
Reinsurance recoverable on policy benefits	286	289
Deferred policy acquisition costs	10,008	8,358
Value of business acquired	2,975	3,223
Goodwill	20,207	19,579
Other intangible assets	6,241	6,377
Deferred tax assets	1,312	1,603
Prepaid reinsurance premiums	3,874	3,378
Separate account assets	6,925	6,231
Other assets (includes VIE balances of $58 and $26)	9,222	7,503
Total assets	$272,327	$246,548
Liabilities
Unpaid losses and loss expenses	$88,018	$84,004
Unearned premiums	26,279	23,504
Future policy benefits	18,420	16,121
Market risk benefits	659	607
Policyholders' account balances	8,576	8,016
Separate account liabilities	6,925	6,231
Insurance and reinsurance balances payable	8,349	8,121
Repurchase agreements (includes VIE balances of $956 and $815)	3,324	2,731
Securities lending payable	2,500	1,445
Accounts payable, accrued expenses, and other liabilities (includes VIE balances of $159 and $183)	10,108	10,192
Deferred tax liabilities	1,741	1,584
Short-term debt	1,499	800
Long-term debt	15,728	14,379
Hybrid debt	422	419
Total liabilities	192,548	178,154
Commitments and contingencies (refer to Note 14)
Shareholders’ equity
Common Shares (CHF 0.50 par value; 412,107,421 and 419,625,986 shares issued; 391,101,227 and 400,703,663 shares outstanding)	231	235
Common Shares in treasury (21,006,194 and 18,922,323 shares)	(4,699)	(3,524)
Additional paid-in capital	13,250	14,393
Retained earnings	69,950	61,561
Accumulated other comprehensive income (loss) (AOCI)	(4,975)	(8,644)
Total Chubb shareholders' equity	73,757	64,021
Noncontrolling interests (includes VIE balances of $5,133 and $3,459)	6,022	4,373
Total shareholders’ equity	79,779	68,394
Total liabilities and shareholders’ equity	$272,327	$246,548
See accompanying notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Chubb Limited and Subsidiaries

For the years ended December 31, 2025, 2024, and 2023
(in millions of U.S. dollars, except per share data)	2025	2024	2023
Revenues
Net premiums written	$54,842	$51,468	$47,361
Increase in unearned premiums	(1,828)	(1,622)	(1,649)
Net premiums earned	53,014	49,846	45,712
Net investment income	6,465	5,930	4,937
Net realized gains (losses)	211	117	(607)
Market risk benefits gains (losses)	(288)	(140)	(307)
Total revenues	59,402	55,753	49,735
Expenses
Losses and loss expenses	26,700	26,022	24,100
Policy benefits (includes remeasurement gains (losses) of $59, $(2), and $19)	5,460	4,714	3,628
Policy acquisition costs	9,847	9,102	8,259
Administrative expenses	4,504	4,380	4,007
Interest expense	764	741	672
Other (income) expense	(1,297)	(1,023)	(836)
Amortization of purchased intangibles	301	323	310
Integration expenses and severance	79	39	69
Total expenses	46,358	44,298	40,209
Income before income tax	13,044	11,455	9,526
Income tax expense	2,422	1,815	511
Net income	$10,622	$9,640	$9,015
Net income (loss) attributable to noncontrolling interests	312	368	(13)
Net income attributable to Chubb	$10,310	$9,272	$9,028
Other comprehensive income (loss)
Change in:
Unrealized appreciation (depreciation)	$2,655	$(251)	$3,448
Current discount rate on future policy benefits	235	(701)	84
Instrument-specific credit risk on market risk benefits	(8)	7	2
Cumulative foreign currency translation adjustment	1,047	(1,177)	(13)
Other, including postretirement benefit liability adjustment	49	257	157
Other comprehensive income (loss), before income tax	3,978	(1,865)	3,678
Income tax expense related to OCI items	(149)	(117)	(317)
Other comprehensive income (loss)	3,829	(1,982)	3,361
Comprehensive income	14,451	7,658	12,376
Comprehensive income (loss) attributable to noncontrolling interests	472	221	(28)
Comprehensive income attributable to Chubb	$13,979	$7,437	$12,404
Earnings per share
Basic earnings per share attributable to Chubb	$25.93	$22.94	$21.97
Diluted earnings per share attributable to Chubb	$25.68	$22.70	$21.80
See accompanying notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Chubb Limited and Subsidiaries

For the years ended December 31, 2025, 2024, and 2023
(in millions of U.S. dollars)	2025	2024	2023
Common Shares
Balance – beginning of year	$235	$241	$10,346
Par value reduction	—	—	(9,759)
Cancellation of treasury shares	(4)	(6)	(346)
Balance – end of year	231	235	241
Common Shares in treasury
Balance – beginning of year	(3,524)	(4,400)	(5,113)
Common Shares repurchased	(3,387)	(2,024)	(2,478)
Cancellation of treasury shares	1,923	2,527	2,869
Net shares issued under employee share-based compensation plans	289	373	322
Balance – end of year	(4,699)	(3,524)	(4,400)
Additional paid-in capital
Balance – beginning of year	14,393	15,665	7,166
Net shares issued under employee share-based compensation plans	(92)	(124)	(192)
Exercise of stock options	—	(23)	(20)
Share-based compensation expense	400	361	322
Par value reduction	—	—	9,759
Net increase (decrease) due to acquisitions	69	(31)	31
Funding of dividends declared to Retained earnings	(1,520)	(1,455)	(1,401)
Balance – end of year	13,250	14,393	15,665
Retained earnings
Balance – beginning of year	61,561	54,810	48,305
Net income attributable to Chubb	10,310	9,272	9,028
Cancellation of treasury shares and other	(1,921)	(2,521)	(2,523)
Funding of dividends declared from Additional paid-in capital	1,520	1,455	1,401
Dividends declared on Common Shares	(1,520)	(1,455)	(1,401)
Balance – end of year	69,950	61,561	54,810
Accumulated other comprehensive income (loss) (AOCI)
Balance – beginning of year	(8,644)	(6,809)	(10,185)
Other comprehensive income (loss)	3,669	(1,835)	3,376
Balance – end of year	(4,975)	(8,644)	(6,809)
Total Chubb shareholders’ equity	$73,757	$64,021	$59,507
Noncontrolling interests
Balance – beginning of year	$4,373	$4,184	$—
Net increase (decrease) due to consolidation, deconsolidation, and other transactions	1,177	(26)	4,212
Net income (loss) attributable to noncontrolling interests	312	368	(13)
Other comprehensive income (loss) attributable to noncontrolling interests	160	(147)	(15)
Other	—	(6)	—
Balance – end of year	$6,022	$4,373	$4,184
Total shareholders' equity	$79,779	$68,394	$63,691
See accompanying notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
Chubb Limited and Subsidiaries

For the years ended December 31, 2025, 2024, and 2023
(in millions of U.S. dollars)	2025	2024	2023
Cash flows from operating activities
Net income	$10,622	$9,640	$9,015
Adjustments to reconcile net income to net cash flows from operating activities
Net realized (gains) losses	(211)	(117)	607
Market risk benefits (gains) losses	288	140	307
Amortization of premiums (discounts) on fixed maturities	(409)	(367)	(148)
Amortization of purchased intangibles	301	323	310
Equity in net income of partially-owned entities	(1,143)	(967)	(867)
Deferred income taxes	330	96	(1,124)
Unpaid losses and loss expenses	2,706	4,567	3,470
Unearned premiums	2,098	1,805	1,377
Future policy benefits	2,186	1,841	848
Insurance and reinsurance balances payable	131	(105)	(155)
Accounts payable, accrued expenses, and other liabilities	53	342	(735)
Income taxes	(160)	69	128
Insurance and reinsurance balances receivable	(1,167)	(1,278)	(1,072)
Reinsurance recoverable	(169)	(30)	(498)
Deferred policy acquisition costs	(1,566)	(1,429)	(1,100)
Net sales (purchases) of investments by consolidated investment products	(1,090)	278	450
Other	16	1,374	1,819
Net cash flows from operating activities	12,816	16,182	12,632
Cash flows from investing activities
Purchases of fixed maturities available-for-sale	(34,157)	(33,759)	(28,672)
Purchases of fixed maturities held-to-maturity	—	—	(208)
Purchases of equity securities	(2,799)	(4,333)	(1,395)
Sales of fixed maturities available-for-sale	12,231	12,815	14,593
Sales of equity securities	2,807	2,996	1,084
Maturities and redemptions of fixed maturities available-for-sale	12,675	10,810	7,026
Maturities and redemptions of fixed maturities held-to-maturity	—	—	708
Net change in short-term investments	462	(763)	1,169
Net derivative instruments settlements	(185)	(93)	(153)
Private equity contributions	(3,014)	(1,070)	(2,024)
Private equity distributions	1,721	1,397	1,164
Acquisition of subsidiaries (net of cash acquired of $32, nil, and $560)	(289)	(538)	(34)
Net consolidations (deconsolidations) of consolidated investment products	—	27	(17)
Other	(712)	(1,412)	(889)
Net cash flows used for investing activities	(11,260)	(13,923)	(7,648)
Cash flows from financing activities
Dividends paid on Common Shares	(1,505)	(1,436)	(1,394)
Common Shares repurchased	(3,694)	(1,801)	(2,411)
Proceeds from issuance of long-term debt	2,424	2,408	—
Repayment of long-term debt	(800)	(1,437)	(475)
Proceeds from share-based compensation plans	327	356	212
Policyholder contract deposits	853	1,024	645
Policyholder contract withdrawals	(594)	(709)	(458)
Third-party capital invested into consolidated investment products	2,556	1,614	126
Third-party capital distributed by consolidated investment products	(1,753)	(1,621)	(745)
Proceeds from issuance of repurchase agreements	6,297	4,505	4,984
Repayment of repurchase agreements	(5,693)	(4,822)	(4,728)
Other	(268)	(262)	(245)
Net cash flows used for financing activities	(1,850)	(2,181)	(4,489)
Effect of foreign currency rate changes on cash and restricted cash	215	(150)	(1)
Net increase (decrease) in cash and restricted cash	(79)	(72)	494
Cash and restricted cash – beginning of year	2,549	2,621	2,127
Cash and restricted cash – end of year	$2,470	$2,549	$2,621
Supplemental cash flow information
Interest paid	$650	$599	$553
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

The accompanying Consolidated Financial Statements, which include the accounts of Chubb Limited and its subsidiaries (collectively, Chubb, we, us, or our), over which Chubb exercises control, including Huatai Group, our majority-owned subsidiary, and minority-owned entities such as variable interest entities (VIEs) in which Chubb is considered the primary beneficiary. Noncontrolling interests on the Consolidated Financial Statements represent the portion of consolidated subsidiaries and VIEs in which we do not have direct equity ownership. These Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and, in the opinion of management, reflect all adjustments necessary for a fair statement of the results and financial position for such periods. All significant intercompany accounts and transactions have been eliminated.

On July 1, 2023, Chubb discontinued equity method accounting for its investment in Huatai Group upon obtaining a controlling interest and applied consolidation accounting. Therefore, effective July 1, 2023, business activity for, and the financial position of, Huatai Group is reported at 100 percent on the Consolidated Financial Statements. At December 31, 2025, and December 31, 2024, our aggregate ownership interest in Huatai Group was approximately 87.2 percent and 85.5 percent, respectively. The relevant amounts attributable to shareholders other than Chubb are reflected in the Consolidated Financial Statements under the captions Noncontrolling interests, Net income (loss) attributable to noncontrolling interests, and Comprehensive income (loss) attributable to noncontrolling interests. Refer to Note 2 for additional information on the acquisition of Huatai Group.

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

c) Deferred policy acquisition costs (DAC)
DAC consists of commissions (direct and ceded), premium taxes, and certain underwriting costs related directly to the successful acquisition of new or renewal insurance contracts. Amortization is recorded in Policy acquisition costs in the Consolidated statements of operations.

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
Private debt held-for-investment
Private debt held-for-investment relates principally to investments in the funding of public and private projects that are mostly infrastructure and relate to Huatai’s investment portfolio. They have stated interest rates and maturity dates with fixed or determinable payments. Private debt held-for-investment are carried at amortized cost, net of a valuation allowance for credit losses. Management evaluates current expected credit losses (CECL) for all Private debt held-for-investment each quarter on a collective pool basis using S&P's corporate bond default average, corporate bond recovery rate, and an economic cycle multiplier. Interest income is recorded when earned within Net investment income on the Consolidated statements of operations.

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

Partially-owned investment companies
Partially-owned investment companies are limited partnerships where our ownership interest is generally in excess of three percent and are accounted for under the equity method because Chubb exerts significant influence. These investments apply investment company accounting to determine operating results, and Chubb retains the investment company accounting in applying the equity method.
•This means that investment income, realized gains or losses, and unrealized gains or losses are included in the portion of equity earnings reflected in Other (income) expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

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

g) Consolidation of Variable interest entities (VIEs)
Chubb consolidates entities in which it has a controlling interest and is a primary beneficiary of a VIE. Huatai's asset management businesses create investment entities known as consolidated investment products which include mutual funds with primary holdings in fixed maturities. While many investors may not be related parties, Huatai invests in these funds at various ownership percentages. We consolidate the VIEs if we are the primary beneficiary, which is generally when we hold an economic interest of 10 percent or more. The consolidation of VIEs requires us to record 100 percent of both the underlying

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

assets and liabilities of the mutual funds within the Consolidated balance sheets as well as the profit and losses within the Consolidated statements of operations. The relevant amounts attributable to investors other than Chubb are reflected as Noncontrolling interests. Purchases and sales of investments by the consolidated VIEs are reported as operating activities on the Consolidated statements of cash flows. Where Huatai's ownership in these consolidated investment products is less than 10 percent, we generally would not expect to be the primary beneficiary of these VIEs and would not consolidate. Our economic risk with respect to each investment in a consolidated investment product is limited to our equity ownership and any uncollected management and performance fees. Refer to Note 3 h) for additional information.

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

We also invest in certain derivative instruments that are designated as hedging instruments and qualify for hedge accounting. These derivatives designated as hedging instruments must be highly effective in mitigating the designated changes of the hedged item. We assess at the hedge's inception, and continue to assess on a quarterly basis, whether the derivatives that are used in hedging transactions have been and are expected to be highly effective in offsetting changes in the hedged items. Derivatives designated as hedging instruments include cross-currency swaps designated as fair value hedges for foreign currency exposure associated with portions of our euro denominated debt and net investment hedges for foreign currency exposure in the net investments of certain foreign subsidiaries. Refer to Note 14 for additional information.

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

i) Cash
We have agreements with a third-party bank provider which implemented two international multi-currency notional cash pooling programs. In each program, participating Chubb entities establish deposit accounts in different currencies with the bank provider and each day the credit or debit balances in every account are notionally translated into a single currency (U.S. dollars) and then notionally pooled. The bank extends overdraft credit to any participating Chubb entity as needed, provided that the overall notionally-pooled balance of all accounts in each pool at the end of each day is at least zero. Any overdraft balances incurred under this program by a Chubb entity would be guaranteed by Chubb Limited (up to $1.5 billion in the aggregate). Our group syndicated credit facility allows for same day drawings to fund a net pool overdraft should participating Chubb entities overdraw contributed funds from the pool.

Restricted cash
Included in Cash is restricted cash of $198 million and $261 million at December 31, 2025 and 2024, respectively. Restricted cash represents amounts held for the benefit of third parties and is legally or contractually restricted as to withdrawal or usage. Amounts include deposits with U.S. and non-U.S. regulatory authorities, trust funds set up for the benefit of ceding companies, and amounts pledged as collateral to meet financing arrangements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

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

Also included in Unpaid losses and loss expenses is the fair value adjustment of $61 million and $60 million at December 31, 2025 and 2024, respectively, principally related to Chubb Corp’s historical unpaid losses and loss expenses. The estimated fair value consists of the present value of the expected net unpaid loss and loss adjustment expense payments adjusted for an estimated risk margin. The estimated cash flows are discounted at a risk-free rate. The estimated risk margin varies based on the inherent risks associated with each type of reserve. The fair value is amortized through Amortization of purchased intangibles on the Consolidated statements of operations based on the estimated payout patterns of unpaid loss and loss expenses at the acquisition date.

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

n) Separate accounts
Separate account assets represent segregated funds where investment risks are borne by the customers, except to the extent of certain guarantees made by Chubb. Separate account liabilities primarily represent the policyholders’ account balances in separate account assets and are equal and offsetting to total separate account assets. The assets of each account are legally segregated and are not subject to claims that arise out of Chubb’s business. Mortality, policy administration and surrender charges assessed against the accounts are included in Net premiums earned on the Consolidated statements of operations. The related investment performance of the separate account assets (including interest, dividends, realized gains and losses, and changes in unrealized gains and losses) generally accrue to the policyholders and are not included in our Consolidated statements of operations. Fees charged against the separate accounts are deferred and recorded as unearned revenue liabilities within Policyholders’ account balances on the Consolidated balance sheets until they are earned within Net premiums earned on the Consolidated statements of operations. Refer to section o) Policyholders’ account balances, below.

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

p) Property and equipment
Property and equipment used in operations are capitalized and carried at cost less accumulated depreciation and are reported within Other assets in the Consolidated balance sheets. At December 31, 2025, property and equipment totaled $3.5 billion, consisting principally of capitalized software costs of $2.2 billion incurred to develop or obtain computer software for internal use and company-owned facilities of $364 million. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. For capitalized software, the estimated useful life is generally three years to five years (for security and analytics systems), but can be as long as 15 years (for systems of record such as our general ledger and processing systems such as our policy administration systems). For company-owned facilities the estimated useful life is 40 years. At December 31, 2024, property and equipment totaled $3.1 billion.

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

r) Administrative expenses
Administrative expenses generally include all operating costs other than policy acquisition costs. The North America Commercial P&C Insurance segment manages and uses an in-house third-party claims administrator, ESIS Inc. (ESIS). ESIS performs claims management and risk control services for domestic and international organizations that self-insure P&C exposures as well as internal P&C exposures. The net operating income (loss) of ESIS is included within Administrative expenses in the Consolidated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

statements of operations and was $10 million, $7 million, and $(2) million for the years ended December 31, 2025, 2024, and 2023, respectively.

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

w) Integration expenses and severance
Direct costs related to business combinations were expensed as incurred. Integration expenses and severance were $79 million, $39 million, and $69 million for the years ended December 31, 2025, 2024, and 2023, respectively, and include all internal and external costs directly related to the integration activities, as well as severance expenses incurred as part of transformation initiatives to enhance operational efficiency. Integration related expenses principally consisted of third-party consulting fees, employee-related retention costs, and other professional and legal fees related to the acquisition.

x) New accounting pronouncements

Accounting guidance adopted in 2025
Improvements to Income Tax Disclosures
In December 2023, the FASB issued guidance that requires expanded income tax disclosures, including the disaggregation of existing disclosures related to the tax rate reconciliation and income taxes paid. We prospectively adopted this disclosure-only guidance for our annual 2025 reporting, and modified the presentation of our taxation disclosures. Refer to Note 12 for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Accounting guidance not yet adopted
Disaggregation of Income Statement Expenses
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

On April 1, 2025, we completed the acquisition of LMG Insurance in Thailand for $321 million, and recognized goodwill of $183 million and intangible assets of $57 million. This acquisition expands our presence and advances our long-term growth opportunity in the region. The results of operations for LMG Insurance in Thailand are reported in our Overseas General Insurance segment. On February 2, 2026, we completed the acquisition of Liberty Insurance in Vietnam, which will be reported in our Overseas General Insurance segment in the first quarter of 2026. These acquisitions are not material to Chubb's financial results.

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
On July 1, 2023, Chubb further advanced our goal of greater product, customer, and geographical diversification by obtaining a controlling interest in Huatai Group, as we increased ownership interest from approximately 64.2 percent to approximately 69.6 percent. At that time, Chubb discontinued the equity method of accounting and applied consolidation accounting. Accordingly, Chubb remeasured the 64.2 percent equity method investment to its fair value of $4.1 billion as of July 1, 2023, resulting in a one-time realized gain of $763 million after-tax, reflecting the remeasurement of the previously held equity interest's historical carrying value to fair value. There was also a net realized and unrealized loss of $17 million after-tax reflecting the write-off of AOCI loss balances accumulated while under equity method accounting of $611 million with an offset to realized loss of $628 million.

Subsequent to consolidation on July 1, 2023, we acquired incremental ownership interests, including approximately 7.0 percent in 2023, approximately 9.0 percent in 2024, and approximately 1.6 percent in 2025. Our aggregate ownership interest in Huatai Group was approximately 87.2 percent as of December 31, 2025.

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

The following table presents supplemental unaudited pro forma consolidated information for the periods indicated as though the acquisition of a controlling majority interest in Huatai Group that occurred on July 1, 2023, had instead occurred on January 1, 2023. The unaudited pro forma consolidated financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisition of a controlling majority interest been consummated on January 1, 2023, nor is it necessarily indicative of future operating results. Significant assumptions used to determine pro forma operating results include amortization of VOBA and other intangible assets.

Pro forma:	For the Year Ended December 31
(in millions of U.S. dollars)	2023
Net premiums earned	$46,502
Total revenues	$50,550
Net income	$8,850
Net income attributable to Chubb	$8,859

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

3. Investments

a) Fixed maturities

December 31, 2025	Amortized Cost	Valuation Allowance	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
(in millions of U.S. dollars)
Available-for-sale
U.S. and local government securities	$3,908	$—	$27	$(221)	$3,714
Non-U.S.	40,479	(10)	795	(908)	40,356
Corporate and asset-backed securities	48,806	(42)	734	(1,612)	47,886
Mortgage-backed securities	31,533	—	398	(1,207)	30,724
	$124,726	$(52)	$1,954	$(3,948)	$122,680

December 31, 2024	Amortized Cost	Valuation Allowance	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
(in millions of U.S. dollars)
Available-for-sale
U.S. and local government securities	$4,383	$—	$10	$(323)	$4,070
Non-U.S.	36,311	(23)	753	(1,203)	35,838
Corporate and asset-backed securities	45,231	(47)	287	(2,264)	43,207
Mortgage-backed securities	29,158	—	69	(1,979)	27,248
	$115,083	$(70)	$1,119	$(5,769)	$110,363

The following table presents fixed maturities by contractual maturity:

			December 31
		2025		2024
(in millions of U.S. dollars)	Net Carrying Value	Fair Value	Net Carrying Value	Fair Value
Available-for-sale
Due in 1 year or less	$4,749	$4,749	$4,507	$4,507
Due after 1 year through 5 years	35,611	35,611	33,446	33,446
Due after 5 years through 10 years	31,514	31,514	26,901	26,901
Due after 10 years	20,082	20,082	18,261	18,261
	91,956	91,956	83,115	83,115
Mortgage-backed securities	30,724	30,724	27,248	27,248
	$122,680	$122,680	$110,363	$110,363

Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

b) Gross unrealized loss
Fixed maturities in an unrealized loss position at December 31, 2025 and 2024 comprised both investment grade and below investment grade securities for which fair value declined, principally due to rising interest rates since the date of purchase.

The following tables present, for available-for-sale (AFS) fixed maturities in an unrealized loss position (including securities on loan) that are not deemed to have expected credit losses, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	0 – 12 Months		Over 12 Months		Total
December 31, 2025	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. and local government securities	$307	$(3)	$2,139	$(216)	$2,446	$(219)
Non-U.S.	6,664	(163)	8,995	(622)	15,659	(785)
Corporate and asset-backed securities	4,136	(59)	10,225	(867)	14,361	(926)
Mortgage-backed securities	1,467	(12)	11,016	(1,194)	12,483	(1,206)
Total AFS fixed maturities	$12,574	$(237)	$32,375	$(2,899)	$44,949	$(3,136)

	0 – 12 Months		Over 12 Months		Total
December 31, 2024	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. and local government securities	$767	$(16)	$2,489	$(303)	$3,256	$(319)
Non-U.S.	6,630	(138)	12,023	(874)	18,653	(1,012)
Corporate and asset-backed securities	10,069	(194)	13,290	(1,259)	23,359	(1,453)
Mortgage-backed securities	10,490	(170)	11,987	(1,794)	22,477	(1,964)
Total AFS fixed maturities	$27,956	$(518)	$39,789	$(4,230)	$67,745	$(4,748)

The following table presents a roll-forward of valuation allowance for expected credit losses on fixed maturities:

	Year Ended December 31
(in millions of U.S. dollars)	2025	2024
Available-for-sale
Valuation allowance for expected credit losses - beginning of year	$70	$156
Provision for expected credit loss	97	118
Write-offs charged against the expected credit loss	(2)	(6)
Recovery of expected credit loss	(113)	(198)
Valuation allowance for expected credit losses - end of year	$52	$70
Private debt held-for-investment
Valuation allowance for expected credit losses - beginning of year	$4	$4
Provision for expected credit loss	1	2
Recovery of expected credit loss	(2)	(2)
Valuation allowance for expected credit losses - end of year	$3	$4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

c) Net realized gains (losses)

The following table presents the components of net realized gains (losses) and the change in net unrealized appreciation (depreciation) of investments:

	Year Ended December 31
(in millions of U.S. dollars)	2025	2024	2023
Fixed maturities:
Gross realized gains	$272	$132	$208
Gross realized losses	(450)	(535)	(656)
Other investments - Fixed maturities (1)	10	602	(12)
Net (provision for) recovery of expected credit losses	19	86	43
Impairment (2)	(49)	(94)	(64)
Total fixed maturities	(198)	191	(481)
Equity securities (3)	656	194	(38)
Private equities (less than 3 percent ownership)	99	124	70
Foreign exchange	(223)	(223)	(183)
Investment and embedded derivative instruments	(37)	(189)	(53)
Other derivative instruments	(21)	(4)	(10)
Other	(65)	24	88
Net realized gains (losses) (pre-tax)	$211	$117	$(607)

Change in net unrealized appreciation (depreciation) on investments (pre-tax):
Fixed maturities available-for-sale	$2,654	$(251)	$3,563
Fixed maturities held-to-maturity	—	—	(125)
Other	1	—	10
Income tax expense	(133)	(110)	(328)
Change in net unrealized appreciation (depreciation) on investments (after-tax)	$2,522	$(361)	$3,120
(1)In 2025 and 2024, Other investments - Fixed maturities includes $(149) million and $275 million, respectively, of realized gains (losses) related to investments measured under the fair value option.
(2)Relates to certain securities we intended to sell and securities written to market entering default.
(3)In 2025 and 2024, Equity securities includes $138 million and $(22) million, respectively, of realized gains (losses) related to investments measured under the fair value option.

Realized gains and losses from Other investments, Equity securities and Private equities from the table above include sales of securities and unrealized gains and losses from fair value changes as follows:

	Year Ended December 31, 2025
(in millions of U.S. dollars)	Other Investments	Equity Securities	Private Equities	Total
Net gains (losses) recognized during the period	$10	$656	$99	$765
Less: Net gains (losses) recognized from sales of securities	4	185	—	189
Unrealized gains (losses) recognized for securities still held at reporting date	$6	$471	$99	$576

	Year Ended December 31, 2024
(in millions of U.S. dollars)	Other Investments	Equity Securities	Private Equities	Total
Net gains (losses) recognized during the period	$602	$194	$124	$920
Less: Net gains (losses) recognized from sales of securities	4	25	—	29
Unrealized gains (losses) recognized for securities still held at reporting date	$598	$169	$124	$891

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

	Year Ended December 31, 2023
(in millions of U.S. dollars)	Other Investments	Equity Securities	Private Equities	Total
Net gains (losses) recognized during the period	$(12)	$(38)	$70	$20
Less: Net gains (losses) recognized from sales of securities	—	(68)	—	(68)
Unrealized gains (losses) recognized for securities still held at reporting date	$(12)	$30	$70	$88
d) Other investments

	December 31
(in millions of U.S. dollars)	2025	2024
Fixed maturities (1) (2)	$8,091	$6,265
Life insurance policies	594	518
Policy loans	1,117	941
Other, including non-qualified separate account assets (3)	947	873
Total	$10,749	$8,597
(1)Includes fixed maturities related to consolidated VIEs of $5.8 billion and $4.6 billion at December 31, 2025 and 2024, respectively. Refer to Note 1 g) to the Consolidated Financial Statements for additional information on the consolidation of VIEs.
(2)2025 and 2024 includes $2.3 billion and $1.7 billion, respectively, of fixed maturities measured at fair value under the fair value option.
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

e) Private equities
Private equities include investment funds, limited partnerships and partially-owned investment companies measured at fair value using net asset value (NAV) as a practical expedient. The following table presents, by investment category, the expected liquidation period, fair value, and maximum future funding commitments for private equities:

				December 31
	Expected Liquidation Period of Underlying Assets	2025		2024
(in millions of U.S. dollars)		Fair Value	Maximum Future Funding Commitments	Fair Value	Maximum Future Funding Commitments
Financial	2 to 10 Years	$1,420	$483	$1,265	$281
Real assets	2 to 13 Years	1,924	1,111	1,974	547
Distressed	2 to 8 Years	1,226	977	1,257	679
Private credit	3 to 8 Years	299	302	295	285
Traditional	2 to 14 Years	11,990	4,345	9,674	4,650
Vintage	1 to 3 Years	43	—	64	—
Investment funds	Not Applicable	337	—	240	—
		$17,239	$7,218	$14,769	$6,442

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Investment Category	Consists of investments in private equity funds:
Financial	targeting financial services companies, such as financial institutions and insurance services worldwide
Real assets	targeting investments related to hard physical assets, such as real estate, infrastructure and natural resources
Distressed	targeting distressed corporate debt/credit and equity opportunities in the U.S.
Private credit	targeting privately originated corporate debt investments, including senior secured loans and subordinated bonds
Traditional	employing traditional private equity investment strategies such as buyout and growth equity globally
Vintage	where the initial fund term has expired

Included in private equities are 194 individual limited partnerships covering a broad range of investment strategies including large cap buyouts, specialist buyouts, growth capital, distressed, mezzanine, real estate, and co-investments. The underlying portfolio consists of various public and private debt and equity securities of publicly traded and privately held companies and real estate assets. The underlying investments across various partnerships, geographies, industries, asset types, and investment strategies provide risk diversification within the limited partnership portfolio and the overall investment portfolio.

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
f) Net investment income

	Year Ended December 31
(in millions of U.S. dollars)	2025	2024	2023
Fixed maturities (1)	$5,881	$5,535	$4,619
Short-term investments	156	181	199
Other interest income	40	80	69
Equity securities	357	125	119
Private equities (less than 3 percent ownership)	139	112	55
Other investments	110	103	71
Gross investment income (1)	6,683	6,136	5,132
Investment expenses	(218)	(206)	(195)
Net investment income (1)	$6,465	$5,930	$4,937
(1) Includes amortization expense related to fair value adjustment of acquired invested assets	$(8)	$(16)	$(21)

g) Restricted assets
Chubb is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutory regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. Chubb is also required to restrict assets pledged under repurchase agreements, which represent Chubb's agreement to sell securities and repurchase them at a future date for a predetermined price. We use trust funds in certain large reinsurance transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit (LOC) requirements. We have investments in segregated portfolios primarily to provide collateral or guarantees for LOC and derivative transactions. Included in restricted assets are investments, primarily fixed maturities, totaling $19,048 million and $17,945 million, and cash of $198 million and $261 million, at December 31, 2025 and 2024, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following table presents the components of restricted assets:

		December 31
(in millions of U.S. dollars)	2025	2024
Trust funds	$8,461	$8,170
Assets pledged under repurchase agreements	3,518	2,890
Deposits with U.S. regulatory authorities	2,598	2,487
Deposits with non-U.S. regulatory authorities and other	4,669	4,659
Total	$19,246	$18,206

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
Unconsolidated VIEs
In December 2024, we contributed $5.0 billion of fixed maturity securities and cash to a reserved alternative investment fund (Fund) sponsored and managed by a third-party investment fund manager. At the time of the contribution, the fixed maturities had a fair value of $4.2 billion, resulting in a realized loss of $149 million, pre-tax. The contribution of fixed maturity securities represents a non-cash investing activity and does not impact the Consolidated statements of cash flows.

The Fund is a variable interest entity; however, Chubb is not the primary beneficiary and does not consolidate the Fund because Chubb does not receive substantially all the risks and returns of the Fund. The carrying value of this investment at December 31, 2025 and 2024, was $5.4 billion and $5.0 billion, respectively, which approximates our maximum risk of loss. We have elected to account for this investment using the fair value option, classified as Equity securities on the Consolidated balance sheets. We elected the fair value option so that changes in fair value of the Fund are recorded in Net realized gains (losses) and dividends from the Fund are recorded as Net investment income when declared on the Consolidated statements of operations.

We also do not consolidate sponsored investment products where we have determined that we are not the primary beneficiary. The carrying value of these investments at December 31, 2025 and 2024, was $70 million and $97 million, respectively, and our maximum risk of loss approximates the carrying amount. These investments are classified primarily within Equity securities on the Consolidated balance sheets.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Financial instruments measured at fair value on a recurring basis, by valuation hierarchy

December 31, 2025	Level 1	Level 2	Level 3	Total
(in millions of U.S. dollars)
Assets:
Fixed maturities available-for-sale
U.S. and local government securities	$1,481	$2,233	$—	$3,714
Non-U.S.	—	39,685	671	40,356
Corporate and asset-backed securities	—	44,340	3,546	47,886
Mortgage-backed securities	—	30,724	—	30,724
	1,481	116,982	4,217	122,680
Equity securities (1)	5,163	—	119	5,282
Short-term investments	2,657	2,138	45	4,840
Other investments (2)	630	8,684	—	9,314
Securities lending collateral	—	2,500	—	2,500
Investment derivatives	22	—	—	22
Derivatives designated as hedging instruments	—	266	—	266
Other derivative instruments	11	—	—	11
Separate account assets	6,858	67	—	6,925
Total assets measured at fair value (1) (2) (3)	$16,822	$130,637	$4,381	$151,840
Liabilities:
Investment derivatives	$242	$—	$—	$242
Derivatives designated as hedging instruments	—	232	—	232
Other derivative instruments	—	4	—	4
Market risk benefits (4)	—	—	659	659
Total liabilities measured at fair value	$242	$236	$659	$1,137
(1)Excluded from the table above are funds of $5,519 million, measured using NAV as a practical expedient.
(2)Excluded from the table above are other investments of $1,435 million, principally policy loans measured using NAV as a practical expedient.
(3)Excluded from the table above are private equities of $17,239 million, measured using NAV as a practical expedient.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Level 3 financial instruments
The following tables present a reconciliation of the beginning and ending balances of financial instruments measured at fair value using significant unobservable inputs (Level 3). Excluded from the following tables is the reconciliation of Market risk benefits, refer to Note 11 for additional information:

	Available-for-Sale Debt Securities			Equity securities	Short-term investments
Year Ended December 31, 2025	Non-U.S.	Corporate and asset-backed securities	Mortgage-backed securities
(in millions of U.S. dollars)
Balance, beginning of year	$604	$2,891	$3	$120	$14
Transfers into Level 3	11	205	—	—	—
Transfers out of Level 3	(2)	(19)	—	(1)	—
Change in Net Unrealized Gains (Losses) in OCI	41	6	—	—	—
Net Realized Gains (Losses)	(2)	(16)	(2)	(1)	—
Purchases	374	1,490	1	36	36
Sales	(148)	(515)	(2)	(35)	(1)
Settlements	(207)	(496)	—	—	(4)
Balance, end of year	$671	$3,546	$—	$119	$45
Net Realized Gains (Losses) Attributable to Changes in Fair Value at the Balance Sheet date	$—	$(4)	$—	$16	$—
Change in Net Unrealized Gains (Losses) included in OCI at the Balance Sheet date	$25	$(11)	$—	$—	$—

	Available-for-Sale Debt Securities			Equity securities	Short-term investments
Year Ended December 31, 2024	Non-U.S.	Corporate and asset-backed securities	Mortgage-backed securities
(in millions of U.S. dollars)
Balance, beginning of year	$692	$2,622	$7	$87	$3
Transfers into Level 3	2	57	—	—	—
Transfers out of Level 3	(7)	(9)	(54)	—	—
Change in Net Unrealized Gains (Losses) in OCI	7	12	—	—	—
Net Realized Gains (Losses)	(13)	(15)	—	8	—
Purchases	262	1,042	54	43	20
Sales	(99)	(250)	—	(18)	(1)
Settlements	(240)	(568)	(4)	—	(8)
Balance, end of year	$604	$2,891	$3	$120	$14
Net Realized Gains (Losses) Attributable to Changes in Fair Value at the Balance Sheet date	$—	$(3)	$—	$7	$—
Change in Net Unrealized Gains (Losses) included in OCI at the Balance Sheet date	$(2)	$(2)	$—	$—	$(1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

	Available-for-Sale Debt Securities				Short-term investments
Year Ended December 31, 2023	Non-U.S.	Corporate and asset-backed securities	Mortgage-backed securities	Equity securities
(in millions of U.S. dollars)
Balance, beginning of year	$564	$2,449	$11	$90	$3
Transfers into Level 3	21	30	—	—	—
Transfers out of Level 3	(22)	(26)	(15)	—	—
Change in Net Unrealized Gains (Losses) in OCI	13	28	—	—	(1)
Net Realized Gains (Losses)	(4)	(17)	—	(7)	(1)
Purchases	258	681	15	24	5
Sales	(82)	(81)	—	(20)	(3)
Settlements	(56)	(442)	(4)	—	—
Balance, end of year	$692	$2,622	$7	$87	$3
Net Realized Gains (Losses) Attributable to Changes in Fair Value at the Balance Sheet date	$(1)	$(5)	$—	$(7)	$—
Change in Net Unrealized Gains (Losses) included in OCI at the Balance Sheet date	$7	$12	$—	$—	$—

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

Repurchase agreements, short- and long-term debt, and hybrid debt
Where practical, fair values for repurchase agreements, short-term debt, long-term debt, and hybrid debt are estimated using discounted cash flow calculations based principally on observable inputs including incremental borrowing rates, which reflect Chubb’s credit rating, for similar types of borrowings with maturities consistent with those remaining for the debt being valued. Short-term debt, long-term debt, repurchase agreements, and hybrid debt are classified within Level 2 of the valuation hierarchy, except for long-term debt that is valued using discounted cash flow calculations with no observable inputs, which is classified within Level 3 of the valuation hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following tables present fair value, by valuation hierarchy, and carrying value of the financial instruments not measured at fair value:

December 31, 2025	Fair Value				Net Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Private debt held-for-investment	$—	$—	$2,445	$2,445	$2,411
Total assets	$—	$—	$2,445	$2,445	$2,411
Liabilities:
Repurchase agreements	$—	$3,324	$—	$3,324	$3,324
Short-term debt	—	1,498	—	1,498	1,499
Long-term debt	—	14,045	576	14,621	15,728
Hybrid debt	—	484	—	484	422
Total liabilities	$—	$19,351	$576	$19,927	$20,973

December 31, 2024	Fair Value				Net Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Private debt held-for-investment	$—	$—	$2,680	$2,680	$2,628
Total assets	$—	$—	$2,680	$2,680	$2,628
Liabilities:
Repurchase agreements	$—	$2,731	$—	$2,731	$2,731
Short-term debt	—	797	—	797	800
Long-term debt	—	12,979	—	12,979	14,379
Hybrid debt	—	479	—	479	419
Total liabilities	$—	$16,986	$—	$16,986	$18,329

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

	Year Ended December 31
(in millions of U.S. dollars)	2025	2024	2023
Premiums written
Direct	$60,799	$56,867	$52,969
Assumed	5,147	5,136	4,557
Ceded	(11,104)	(10,535)	(10,165)
Net	$54,842	$51,468	$47,361
Premiums earned
Direct	$58,905	$55,148	$51,582
Assumed	4,936	4,970	4,289
Ceded	(10,827)	(10,272)	(10,159)
Net	$53,014	$49,846	$45,712
Ceded losses and loss expenses incurred were $6.6 billion, $6.5 billion, and $7.2 billion for the years ended December 31, 2025, 2024, and 2023, respectively.

b) Reinsurance Recoverable on Ceded Reinsurance

	December 31, 2025		December 31, 2024
(in millions of U.S. dollars)	Net Reinsurance Recoverable (1)	Valuation allowance	Net Reinsurance Recoverable (1)	Valuation allowance
Reinsurance recoverable on unpaid losses and loss expenses	$18,346	$248	$17,734	$242
Reinsurance recoverable on paid losses and loss expenses	1,992	72	2,043	68
Reinsurance recoverable on losses and loss expenses	$20,338	$320	$19,777	$310
Reinsurance recoverable on policy benefits	$286	$—	$289	$—
(1)     Net of valuation allowance for uncollectible reinsurance.

The following table presents a roll-forward of valuation allowance for uncollectible reinsurance related to Reinsurance recoverable on losses and loss expenses:

	Year Ended December 31
(in millions of U.S. dollars)	2025	2024
Valuation allowance for uncollectible reinsurance - beginning of year	$310	$367
Provision for (release of) uncollectible reinsurance	25	(15)
Write-offs charged against the valuation allowance	(18)	(41)
Foreign exchange revaluation	3	(1)
Valuation allowance for uncollectible reinsurance - end of year	$320	$310

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following tables present a listing, at December 31, 2025, of the categories of Chubb's reinsurers:

December 31, 2025	Gross Reinsurance Recoverable on Losses and Loss Expenses	Valuation allowance for Uncollectible Reinsurance	% of Gross Reinsurance Recoverable
(in millions of U.S. dollars, except for percentages)
Categories
Largest reinsurers	$8,934	$99	1.1%
Other reinsurers rated A- or better	7,752	93	1.2%
Other reinsurers rated lower than A- or not rated	402	25	6.2%
Pools	333	9	2.7%
Structured settlements	479	8	1.7%
Captives	2,567	13	0.5%
Other	191	73	38.2%
Total	$20,658	$320	1.5%

Largest Reinsurers
ABR Reinsurance Capital Holdings	HDI Group (Hannover Re)	Swiss Re Group
Berkshire Hathaway Insurance Group	Munich Re Group

Categories of Chubb's reinsurers	Comprises:
Largest reinsurers	• All groups of reinsurers or captives where the gross recoverable exceeds one percent of Total Chubb shareholders' equity.
Other reinsurers rated A- or better	• All reinsurers rated A- or better that were not included in the largest reinsurer category.
Other reinsurers rated lower than A- or not rated	• All reinsurers rated lower than A- or not rated that were not included in the largest reinsurer category.
Pools	• Related to Chubb's voluntary pool participation and Chubb's mandatory pool participation required by law in certain states.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

6. Deferred policy acquisition costs

The following tables present a roll-forward of deferred policy acquisition costs on long-duration contracts included in the Life Insurance segment:

	Year Ended December 31, 2025
(in millions of U.S. dollars)	Term Life	Universal Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$469	$722	$870	$1,681	$324	$4,066
Capitalizations	239	116	478	717	96	1,646
Amortization expense	(153)	(84)	(55)	(238)	(32)	(562)
Other (including foreign exchange)	12	(8)	3	(24)	4	(13)
Balance – end of period	$567	$746	$1,296	$2,136	$392	$5,137
Overseas General Insurance segment excluded from table						663
Total deferred policy acquisition costs on long-duration contracts						$5,800
Deferred policy acquisition costs on short-duration contracts						4,208
Total deferred policy acquisition costs						$10,008

	Year Ended December 31, 2024
(in millions of U.S. dollars)	Term Life	Universal Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$402	$674	$534	$1,301	$274	$3,185
Capitalizations	201	156	387	630	82	1,456
Amortization expense	(121)	(81)	(37)	(182)	(27)	(448)
Other (including foreign exchange)	(13)	(27)	(14)	(68)	(5)	(127)
Balance – end of period	$469	$722	$870	$1,681	$324	$4,066
Overseas General Insurance segment excluded from table						605
Total deferred policy acquisition costs on long-duration contracts						$4,671
Deferred policy acquisition costs on short-duration contracts						3,687
Total deferred policy acquisition costs						$8,358

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

7. Goodwill, Value of business acquired, and Other intangible assets
Goodwill
The following table presents a roll-forward of Goodwill by segment:

(in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Chubb Consolidated
Balance at December 31, 2023	$6,946	$2,231	$134	$5,262	$371	$4,742	$19,686
Acquisition of Healthy Paws	256	—	—	—	—	—	256
Measurement-Period Adjustments	—	—	—	—	—	65	65
Foreign exchange revaluation	(34)	(13)	—	(215)	—	(166)	(428)
Balance at December 31, 2024	$7,168	$2,218	$134	$5,047	$371	$4,641	$19,579
Acquisition of Liberty Mutual's P&C insurance business in Thailand	—	—	—	183	—	—	183
Foreign exchange revaluation	23	8	—	300	—	114	445
Balance at December 31, 2025 (1)	$7,191	$2,226	$134	$5,530	$371	$4,755	$20,207
(1)Includes $464 million attributable to noncontrolling interests.

Value of business acquired (VOBA)
The following table presents a roll-forward of VOBA:

		Year Ended December 31
(in millions of U.S. dollars)	2025	2024	2023
Balance, beginning of year	$3,223	$3,674	$3,702
Consolidation of Huatai Group	—	—	309
Amortization of VOBA (1)	(224)	(240)	(281)
Foreign exchange revaluation and other	(24)	(211)	(56)
Balance, end of year	$2,975	$3,223	$3,674
(1)Recognized in Policy acquisition costs in the Consolidated statements of operations.

The following table presents, as of December 31, 2025, the expected estimated pre-tax amortization expense related to VOBA at current foreign currency exchange rates, for the next five years:

For the Years Ending December 31	Total amortization of VOBA
(in millions of U.S. dollars)
2026	$178
2027	159
2028	145
2029	133
2030	121
Total	$736

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Other intangible assets

	December 31
(in millions of U.S. dollars)	2025	2024
Subject to amortization (primarily agency distribution relationships and renewal rights)	$2,696	$2,900
Not subject to amortization (primarily trademarks)	3,545	3,477
Total	$6,241	$6,377

The following table presents, as of December 31, 2025, the expected estimated pre-tax amortization expense of purchased intangibles, at current foreign currency exchange rates, for the next five years:

For the Years Ending December 31
(in millions of U.S. dollars)	Total amortization of purchased intangibles	Amortization of UPR intangible asset (1)	Amortization of Huatai land use rights (2)	Total amortization
2026	$287	$9	$13	$309
2027	268	3	13	284
2028	257	—	13	270
2029	226	—	12	238
2030	210	—	12	222
Total	$1,248	$12	$63	$1,323
(1)Recognized in Policy acquisition costs in the Consolidated statements of operations.
(2)Recognized in Other (income) expense in the Consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

8. Unpaid losses and loss expenses

Chubb establishes reserves for the estimated unpaid ultimate liability for losses and loss expenses under the terms of its policies and agreements. Reserves include estimates for both claims that have been reported and for IBNR claims, and include estimates of expenses associated with processing and settling these claims. Reserves are recorded in Unpaid losses and loss expenses in the Consolidated balance sheets. While we believe that our reserves for unpaid losses and loss expenses at December 31, 2025, are adequate, new information or trends may lead to future developments in incurred loss and loss expenses significantly greater or less than the reserves provided. Any such revisions could result in future changes in estimates of losses or reinsurance recoverable and would be reflected in our results of operations in the period in which the estimates are changed.
The following table presents a reconciliation of beginning and ending Unpaid losses and loss expenses:

	Year Ended December 31
(in millions of U.S. dollars)	2025	2024	2023
Gross unpaid losses and loss expenses, beginning of year	$84,004	$80,122	$75,747
Reinsurance recoverable on unpaid losses (1)	(17,734)	(17,884)	(17,086)
Net unpaid losses and loss expenses, beginning of year	66,270	62,238	58,661
Net losses and loss expenses incurred in respect of losses occurring in:
Current year	27,808	26,997	24,956
Prior years (2)	(1,108)	(975)	(856)
Total	26,700	26,022	24,100
Net losses and loss expenses paid in respect of losses occurring in:
Current year	8,782	8,681	8,248
Prior years	15,511	12,822	12,763
Total	24,293	21,503	21,011
Consolidation of Huatai Group	—	—	405
Foreign currency revaluation and other	995	(487)	83
Net unpaid losses and loss expenses, end of year	69,672	66,270	62,238
Reinsurance recoverable on unpaid losses (1)	18,346	17,734	17,884
Gross unpaid losses and loss expenses, end of year	$88,018	$84,004	$80,122
(1)     Net of valuation allowance for uncollectible reinsurance.
(2)    Relates to prior period loss reserve development only and excludes prior period development related to reinstatement premiums, expense adjustments, earned premiums, and A&H long-duration lines totaling $(25) million, $119 million, and $83 million for 2025, 2024, and 2023, respectively.

The increase in net unpaid losses and loss expense in 2025 principally reflects underlying exposure growth, the unfavorable impact of foreign currency movement, and net catastrophe losses, partially offset by higher losses paid and the impact of favorable prior period development. The increase in net unpaid losses and loss expense in 2024 principally reflects underlying exposure growth and net catastrophe losses, partially offset by the impact of favorable prior period development and foreign exchange movement.

The loss development tables under section c) below, present Chubb’s historical incurred and paid claims development by broad product line through December 31, 2025, net of reinsurance, as well as the cumulative number of reported claims, IBNR balances, and other supplementary information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following table presents a reconciliation of the loss development tables to the liability for unpaid losses and loss expenses in the consolidated balance sheet:

Reconciliation of Reserve Balances to Liability for Unpaid Loss and Loss Expenses
(in millions of U.S. dollars)	December 31, 2025
Presented in the loss development tables:
North America Commercial P&C Insurance — Workers' Compensation	$10,015
North America Commercial P&C Insurance — Liability	23,614
North America Commercial P&C Insurance — Other Casualty	2,886
North America Commercial P&C Insurance — Non-Casualty	3,343
North America Personal P&C Insurance	4,885
Overseas General Insurance — Casualty	9,614
Overseas General Insurance — Non-Casualty	4,454
Global Reinsurance — Casualty	1,411
Global Reinsurance — Non-Casualty	498
Excluded from the loss development tables:
Other	6,740
Net unpaid loss and allocated loss adjustment expense	67,460
Ceded unpaid loss and allocated loss adjustment expense:
North America Commercial P&C Insurance — Workers' Compensation	922
North America Commercial P&C Insurance — Liability	7,388
North America Commercial P&C Insurance — Other Casualty	1,074
North America Commercial P&C Insurance — Non-Casualty	733
North America Personal P&C Insurance	793
Overseas General Insurance — Casualty	3,168
Overseas General Insurance — Non-Casualty	1,894
Global Reinsurance — Casualty	156
Global Reinsurance — Non-Casualty	100
Other	2,346
Ceded unpaid loss and allocated loss adjustment expense	18,574
Unpaid unallocated loss adjustment expenses	1,984
Unpaid losses and loss expenses	$88,018

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

Long-tail business
Long-tail business describes lines of business for which specific losses may not be known/reported for some period and for which claims can take significant time to settle/close. This includes most casualty lines such as general liability, D&O, and workers' compensation. There are various factors contributing to the uncertainty and volatility of long-tail business including uncertain future inflationary trends, changes in future legal environments, and the potential impact of major claims. Adding to the uncertainty and volatility in the long-tail business, other factors are:
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
•The amounts in both triangles for the years ended December 31, 2016, to December 31, 2024, and average historical claim duration as of December 31, 2025, are presented as supplementary information.
•All data presented in the triangles is net of reinsurance recoverables.
•The IBNR reserves shown to the right of each incurred loss development exhibit reflect the net IBNR recorded as of December 31, 2025.
•The tables are presented retrospectively with respect to acquisitions where these are material and doing so is practicable. Most notably, the Chubb Corp and LMG Insurance in Thailand acquisitions are presented retrospectively. The unaudited consolidated data is presented solely for informational purposes and is not necessarily indicative of the consolidated data that might have been observed had the transactions been completed prior to the date indicated.

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

The triangle below shows all loss and allocated expense development for the workers' compensation product line. In our prior period development disclosure, we exclude any loss development where there is a directly related premium adjustment. For workers' compensation, changes in the exposure base due to payroll audits will drive changes in ultimate losses. In addition, we record involuntary pool assumptions (premiums and losses) on a lagged basis. Both of these items will influence the development in the triangle, particularly the first prior accident year, and are included in the reconciliation table presented on page F-59.

Net Incurred Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31			As of December 31 2025
(in millions of U.S. dollars)			Unaudited								Net IBNR Reserves	Reported Claims (in thousands)
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$1,366	$1,361	$1,383	$1,378	$1,269	$1,206	$1,177	$1,162	$1,117	$1,096	$270	51
2017		1,412	1,380	1,399	1,393	1,376	1,176	1,121	1,069	1,045	293	50
2018			1,359	1,361	1,379	1,384	1,384	1,221	1,175	1,152	336	52
2019				1,391	1,384	1,400	1,409	1,406	1,297	1,238	352	48
2020					1,367	1,388	1,409	1,408	1,395	1,159	443	32
2021						1,348	1,330	1,372	1,370	1,349	525	36
2022							1,344	1,407	1,435	1,432	682	39
2023								1,371	1,413	1,423	708	38
2024									1,380	1,368	743	38
2025										1,405	909	37
Total										$12,667

Net Cumulative Paid Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31
(in millions of U.S. dollars)			Unaudited
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$122	$326	$452	$529	$584	$621	$653	$683	$707	$730
2017		120	313	437	516	564	601	626	648	666
2018			130	329	451	528	597	641	681	706
2019				143	341	467	575	640	692	743
2020					111	282	390	466	520	576
2021						120	331	458	552	623
2022							131	332	472	572
2023								129	358	494
2024									147	383
2025										182
Total										$5,675

Net Liabilities for Loss and Allocated Loss Adjustment Expenses
(in millions of U.S. dollars)	December 31, 2025
Accident years prior to 2016	$3,023
Accident years 2016 - 2025 from tables above	6,992
All Accident years	$10,015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

North America Commercial P&C Insurance — Workers' Compensation — Long-tail (continued)
Supplementary Information: (Favorable)/ Adverse Prior Period Development
(in millions of U.S. dollars)	December 31, 2025
Accident years prior to 2016	$(130)
Accident years 2016 - 2025 from tables above	(389)
All Accident years	$(519)

Supplementary Information: Average Annual Percentage Payout of Net Incurred Claims by Age, as of December 31, 2025 (Unaudited)
Age in Years	1	2	3	4	5	6	7	8	9	10
Percentage	11%	16%	10%	7%	5%	4%	3%	2%	2%	2%

North America Commercial P&C Insurance — Liability — Long-tail
This line consists of primary and excess general liability exposures, medical liability, and financial lines, including directors and officers (D&O) liability, errors and omissions (E&O) liability, employment practices liability (EPL), fidelity bonds, and fiduciary liability.

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

Net Incurred Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31			As of December 31 2025
(in millions of U.S. dollars)			Unaudited								Net IBNR Reserves	Reported Claims (in thousands)
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$3,524	$3,585	$3,682	$3,794	$3,790	$3,762	$3,753	$3,658	$3,695	$3,720	$287	27
2017		3,313	3,488	3,570	3,620	3,542	3,431	3,490	3,520	3,537	419	26
2018			3,365	3,482	3,685	3,817	3,897	3,913	3,991	3,995	420	28
2019				3,443	3,617	3,855	4,047	4,054	4,010	4,012	653	29
2020					4,099	3,824	3,917	3,974	3,842	3,765	792	23
2021						4,313	4,346	4,438	4,536	4,457	1,472	24
2022							4,559	4,564	4,659	4,765	2,136	26
2023								4,700	4,904	5,113	2,645	30
2024									5,138	5,250	3,749	28
2025										5,513	4,915	31
Total										$44,127

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

North America Commercial P&C Insurance — Liability — Long-tail (continued)
Net Cumulative Paid Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31
(in millions of U.S. dollars)			Unaudited
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$171	$661	$1,334	$1,973	$2,331	$2,592	$2,819	$2,981	$3,106	$3,296
2017		161	615	1,159	1,697	1,999	2,321	2,626	2,868	2,972
2018			189	752	1,300	1,772	2,334	2,781	3,070	3,305
2019				175	668	1,244	1,887	2,386	2,755	3,046
2020					152	588	1,147	1,697	2,270	2,647
2021						174	608	1,199	1,928	2,508
2022							144	648	1,279	2,004
2023								196	828	1,713
2024									195	802
2025										228
Total										$22,521

Net Liabilities for Loss and Allocated Loss Adjustment Expenses
(in millions of U.S. dollars)	December 31, 2025
Accident years prior to 2016	$2,008
Accident years 2016 - 2025 from tables above	21,606
All Accident years	$23,614

Supplementary Information: (Favorable)/ Adverse Prior Period Development
(in millions of U.S. dollars)	December 31, 2025
Accident years prior to 2016	$—
Accident years 2016 - 2025 from tables above	319
All Accident years	$319

Supplementary Information: Average Annual Percentage Payout of Net Incurred Claims by Age, as of December 31, 2025 (Unaudited)
Age in Years	1	2	3	4	5	6	7	8	9	10
Percentage	4%	12%	15%	15%	12%	9%	7%	6%	3%	5%

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

Net Incurred Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31			As of December 31 2025
(in millions of U.S. dollars)			Unaudited								Net IBNR Reserves	Reported Claims (in thousands)
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$503	$501	$526	$523	$480	$479	$469	$473	$466	$465	$10	16
2017		531	565	576	615	604	590	602	609	614	18	17
2018			535	562	574	579	575	606	625	632	24	17
2019				605	636	685	744	757	768	754	11	17
2020					639	633	657	639	614	596	22	12
2021						674	709	747	763	729	66	15
2022							781	801	848	915	169	22
2023								844	883	966	301	22
2024									884	929	485	17
2025										912	676	12
Total										$7,512

Net Cumulative Paid Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31
(in millions of U.S. dollars)			Unaudited
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$52	$145	$246	$323	$374	$397	$424	$437	$441	$449
2017		66	175	312	381	445	496	539	561	580
2018			74	169	270	365	472	532	580	585
2019				70	189	318	466	620	686	725
2020					54	157	274	402	481	530
2021						60	176	293	439	566
2022							82	235	400	577
2023								82	249	462
2024									86	246
2025										91
Total										$4,811

Net Liabilities for Loss and Allocated Loss Adjustment Expenses
(in millions of U.S. dollars)	December 31, 2025
Accident years prior to 2016	$185
Accident years 2016 - 2025 from tables above	2,701
All Accident years	$2,886

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

North America Commercial P&C Insurance — Other-Casualty — Long-tail (continued)
Supplementary Information: (Favorable)/ Adverse Prior Period Development
(in millions of U.S. dollars)	December 31, 2025
Accident years prior to 2016	$22
Accident years 2016 - 2025 from tables above	140
All Accident years	$162

Supplementary Information: Average Annual Percentage Payout of Net Incurred Claims by Age, as of December 31, 2025 (Unaudited)
Age in Years	1	2	3	4	5	6	7	8	9	10
Percentage	10%	17%	19%	18%	15%	8%	6%	2%	2%	2%

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

Net Incurred Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31			As of December 31 2025
(in millions of U.S. dollars)			Unaudited								Net IBNR Reserves	Reported Claims (in thousands)
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$1,903	$1,882	$1,792	$1,772	$1,808	$1,820	$1,816	$1,818	$1,811	$1,811	$8	650
2017		2,697	2,601	2,500	2,517	2,509	2,519	2,505	2,495	2,490	22	764
2018			2,045	2,232	2,168	2,160	2,168	2,158	2,147	2,143	(7)	904
2019				2,044	2,029	1,952	1,942	1,919	1,923	1,927	4	1,045
2020					3,137	2,940	2,724	2,683	2,661	2,677	42	1,128
2021						2,939	2,823	2,627	2,546	2,533	10	867
2022							3,046	2,944	2,809	2,777	98	907
2023								3,069	2,880	2,666	134	974
2024									3,587	3,453	576	1,016
2025										3,040	1,290	910
Total										$25,517

Net Cumulative Paid Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31
(in millions of U.S. dollars)			Unaudited
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$843	$1,498	$1,648	$1,723	$1,751	$1,775	$1,786	$1,787	$1,794	$1,800
2017		976	2,082	2,298	2,389	2,403	2,427	2,446	2,450	2,472
2018			1,024	1,819	2,011	2,067	2,111	2,135	2,138	2,144
2019				1,027	1,671	1,798	1,855	1,881	1,896	1,922
2020					1,388	2,258	2,464	2,543	2,578	2,617
2021						1,085	2,099	2,321	2,440	2,478
2022							1,049	2,188	2,493	2,620
2023								1,218	2,134	2,386
2024									1,368	2,460
2025										1,285
Total										$22,184

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

North America Commercial P&C Insurance — Non-Casualty — Short-tail (continued)
Net Liabilities for Loss and Allocated Loss Adjustment Expenses
(in millions of U.S. dollars)	December 31, 2025
Accident years prior to 2016	$10
Accident years 2016 - 2025 from tables above	3,333
All Accident years	$3,343

Supplementary Information: (Favorable)/ Adverse Prior Period Development
(in millions of U.S. dollars)	December 31, 2025
Accident years prior to 2016	$11
Accident years 2016 - 2025 from tables above	(382)
All Accident years	$(371)

Supplementary Information: Average Annual Percentage Payout of Net Incurred Claims by Age, as of December 31, 2025 (Unaudited)
Age in Years	1	2	3	4	5	6	7	8	9	10
Percentage	44%	37%	9%	4%	1%	1%	1%	—%	1%	—%

North America Personal P&C Insurance — Short-tail
Chubb provides personal lines coverages for high-net-worth individuals and families in North America including homeowners, automobile, valuable articles (including fine art), umbrella liability, and recreational marine insurance offered through independent regional agents and brokers. During this ten-year period, this segment was also impacted by natural catastrophes, mainly in the 2017, 2018, and 2025 accident years.

Net Incurred Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31			As of December 31 2025
(in millions of U.S. dollars)			Unaudited								Net IBNR Reserves	Reported Claims (in thousands)
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$2,431	$2,526	$2,536	$2,474	$2,462	$2,455	$2,463	$2,465	$2,471	$2,471	$16	154
2017		3,025	3,060	2,993	2,989	2,989	2,998	3,008	3,009	3,011	18	163
2018			2,999	3,027	3,092	3,107	3,128	3,118	3,119	3,140	17	170
2019				2,945	2,983	2,983	2,975	2,955	2,974	2,969	26	157
2020					2,919	2,625	2,623	2,580	2,580	2,575	24	123
2021						3,024	2,875	2,961	2,975	2,967	95	131
2022							3,098	2,952	2,942	2,919	176	120
2023								3,402	3,071	3,027	316	115
2024									3,664	3,325	787	104
2025										4,653	2,106	82
Total										$31,057

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

North America Personal P&C Insurance — Short-tail (continued)
Net Cumulative Paid Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31
(in millions of U.S. dollars)			Unaudited
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$1,448	$2,045	$2,203	$2,306	$2,362	$2,389	$2,420	$2,438	$2,441	$2,445
2017		1,692	2,512	2,659	2,791	2,861	2,928	2,969	2,981	2,980
2018			1,920	2,540	2,697	2,855	2,969	3,035	3,069	3,099
2019				1,662	2,429	2,608	2,715	2,821	2,883	2,911
2020					1,329	1,988	2,221	2,361	2,436	2,483
2021						1,582	2,366	2,580	2,698	2,791
2022							1,409	2,275	2,474	2,625
2023								1,487	2,246	2,527
2024									1,452	2,243
2025										2,119
Total										$26,223

Net Liabilities for Loss and Allocated Loss Adjustment Expenses
(in millions of U.S. dollars)	December 31, 2025
Accident years prior to 2016	$51
Accident years 2016 - 2025 from tables above	4,834
All Accident years	$4,885

Supplementary Information: (Favorable)/ Adverse Prior Period Development
(in millions of U.S. dollars)	December 31, 2025
Accident years prior to 2016	$4
Accident years 2016 - 2025 from tables above	(401)
All Accident years	$(397)

Supplementary Information: Average Annual Percentage Payout of Net Incurred Claims by Age, as of December 31, 2025 (Unaudited)
Age in Years	1	2	3	4	5	6	7	8	9	10
Percentage	52%	25%	7%	5%	3%	2%	1%	1%	—%	—%

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

Net Incurred Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31			As of December 31 2025
(in millions of U.S. dollars)			Unaudited								Net IBNR Reserves	Reported Claims (in thousands)
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$1,184	$1,287	$1,354	$1,380	$1,367	$1,377	$1,307	$1,320	$1,330	$1,274	$80	42
2017		1,176	1,277	1,325	1,375	1,335	1,368	1,333	1,334	1,301	54	43
2018			1,274	1,325	1,388	1,432	1,387	1,364	1,362	1,339	94	44
2019				1,346	1,415	1,437	1,425	1,383	1,299	1,270	124	43
2020					1,730	1,652	1,560	1,572	1,344	1,254	303	36
2021						1,663	1,718	1,742	1,749	1,676	595	37
2022							1,812	1,861	2,036	2,124	932	38
2023								1,965	1,998	2,032	1,160	39
2024									2,116	2,233	1,384	38
2025										2,115	1,703	33
Total										$16,618

Net Cumulative Paid Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31
(in millions of U.S. dollars)			Unaudited
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$122	$312	$515	$661	$783	$876	$1,002	$1,027	$1,056	$1,093
2017		92	306	511	669	833	965	1,019	1,084	1,133
2018			107	318	481	622	746	905	1,018	1,047
2019				120	323	455	666	748	863	955
2020					103	277	436	541	667	764
2021						114	279	447	621	817
2022							84	290	533	898
2023								80	288	483
2024									137	412
2025										136
Total										$7,738

Net Liabilities for Loss and Allocated Loss Adjustment Expenses
(in millions of U.S. dollars)	December 31, 2025
Accident years prior to 2016	$734
Accident years 2016 - 2025 from tables above	8,880
All Accident years	$9,614

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Overseas General Insurance — Casualty — Long-tail (continued)
Supplementary Information: (Favorable)/ Adverse Prior Period Development
(in millions of U.S. dollars)	December 31, 2025
Accident years prior to 2016	$45
Accident years 2016 - 2025 from tables above	(65)
All Accident years	$(20)

Supplementary Information: Average Annual Percentage Payout of Net Incurred Claims by Age, as of December 31, 2025 (Unaudited)
Age in Years	1	2	3	4	5	6	7	8	9	10
Percentage	7%	13%	12%	13%	10%	9%	7%	3%	3%	3%
Overseas General Insurance — Non-Casualty — Short-tail
This product line comprises commercial fire, marine (predominantly cargo), surety, personal automobile (in Latin America, and Asia), personal cell phones, personal residential (including high net worth), energy, and construction. In general, these lines have relatively stable payment and reporting patterns although they are impacted by natural catastrophes. For the Chubb Overseas General non-casualty book, Europe, exclusive of Lloyd's market, makes up about one third, Latin America makes up about one quarter, and Asia makes up about one fifth. Reported claims include those from LMG Insurance in Thailand, acquired in 2025, which consists primarily of high-frequency, low-severity automobile lines business.

Net Incurred Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31			As of December 31 2025
(in millions of U.S. dollars)			Unaudited								Net IBNR Reserves	Reported Claims (in thousands)
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$2,082	$2,082	$2,069	$2,046	$2,050	$2,081	$2,080	$2,066	$2,046	$2,046	$3	701
2017		2,249	2,295	2,279	2,260	2,284	2,281	2,248	2,285	2,279	29	714
2018			2,200	2,289	2,250	2,225	2,197	2,186	2,165	2,146	15	742
2019				2,231	2,252	2,191	2,179	2,175	2,155	2,148	3	768
2020					2,598	2,454	2,325	2,272	2,246	2,205	51	695
2021						2,687	2,604	2,485	2,464	2,444	(5)	692
2022							2,965	2,940	2,847	2,793	(28)	769
2023								3,162	3,084	2,890	159	759
2024									3,483	3,512	550	763
2025										3,728	954	804
Total										$26,191

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Overseas General Insurance — Non-Casualty — Short-tail (continued)
Net Cumulative Paid Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31
(in millions of U.S. dollars)			Unaudited
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$1,039	$1,704	$1,899	$1,969	$1,994	$2,003	$2,009	$2,013	$2,018	$2,027
2017		1,088	1,894	2,069	2,144	2,186	2,246	2,224	2,224	2,230
2018			1,039	1,781	1,983	2,051	2,071	2,082	2,090	2,108
2019				1,101	1,793	1,989	2,056	2,090	2,112	2,117
2020					1,138	1,791	1,935	2,053	2,053	2,095
2021						1,083	1,899	2,187	2,275	2,331
2022							1,270	2,239	2,533	2,665
2023								1,217	2,130	2,457
2024									1,314	2,356
2025										1,477
Total										$21,863

Net Liabilities for Loss and Allocated Loss Adjustment Expenses
(in millions of U.S. dollars)	December 31, 2025
Accident years prior to 2016	$126
Accident years 2016 - 2025 from tables above	4,328
All Accident years	$4,454

Supplementary Information: (Favorable)/ Adverse Prior Period Development
(in millions of U.S. dollars)	December 31, 2025
Accident years prior to 2016	$(17)
Accident years 2016 - 2025 from tables above	(312)
All Accident years	$(329)

Supplementary Information: Average Annual Percentage Payout of Net Incurred Claims by Age, as of December 31, 2025 (Unaudited)
Age in Years	1	2	3	4	5	6	7	8	9	10
Percentage	45%	32%	10%	4%	1%	1%	—%	—%	—%	—%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Global Reinsurance — Casualty — Long-tail (continued)
Net Incurred Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31			As of December 31 2025
(in millions of U.S. dollars)			Unaudited								Net IBNR Reserves
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$223	$226	$235	$234	$243	$243	$248	$255	$256	$255	$6
2017		214	215	220	217	218	218	225	228	230	6
2018			245	248	255	251	255	262	267	270	13
2019				238	247	242	241	238	245	243	21
2020					246	250	241	241	236	238	24
2021						281	285	289	277	271	55
2022							296	298	295	295	88
2023								276	287	288	125
2024									339	346	193
2025										345	269
Total										$2,781

Net Cumulative Paid Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31
(in millions of U.S. dollars)			Unaudited
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$57	$113	$142	$159	$175	$192	$209	$220	$231	$237
2017		47	100	122	140	156	176	189	200	208
2018			42	96	126	150	172	199	222	232
2019				40	90	117	140	164	185	197
2020					41	99	125	150	170	188
2021						35	87	120	148	175
2022							39	87	122	157
2023								30	69	111
2024									30	88
2025										32
Total										$1,625

Net Liabilities for Loss and Allocated Loss Adjustment Expenses
(in millions of U.S. dollars)	December 31, 2025
Accident years prior to 2016	$255
Accident years 2016 - 2025 from tables above	1,156
All Accident years	$1,411

Supplementary Information: (Favorable)/ Adverse Prior Period Development
(in millions of U.S. dollars)	December 31, 2025
Accident years prior to 2016	$(9)
Accident years 2016 - 2025 from tables above	6
All Accident years	$(3)

Supplementary Information: Average Annual Percentage Payout of Net Incurred Claims by Age, as of December 31, 2025 (Unaudited)
Age in Years	1	2	3	4	5	6	7	8	9	10
Percentage	14%	19%	12%	9%	8%	8%	6%	4%	4%	2%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Global Reinsurance — Non-Casualty — Short-tail
This product line includes property, property catastrophe, marine, credit/surety, mortgage, A&H and energy. This product line is impacted by natural catastrophes in most years. Of the non-catastrophe book, the mixture of business varies by year with approximately 91 percent of loss on proportional treaties in treaty year 2016 and after. This percentage has increased over time with the proportion being approximately 78 percent for treaty years 2016-2017 growing to an average of 94 percent for treaty years 2018 to 2025, with the remainder being written on an excess of loss basis.

Net Incurred Loss and Allocated Loss Adjustment Expenses											As of December 31 2025
								Years Ended December 31
(in millions of U.S. dollars)			Unaudited								Net IBNR Reserves
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$178	$183	$185	$187	$184	$182	$182	$182	$181	$181	$1
2017		395	421	451	449	453	456	454	454	453	7
2018			276	283	285	281	286	280	277	276	—
2019				128	126	124	118	115	115	116	3
2020					210	253	278	280	279	278	13
2021						341	351	354	357	355	15
2022							346	312	291	291	14
2023								181	176	159	20
2024									393	393	103
2025										312	121
Total										$2,814

Net Cumulative Paid Loss and Allocated Loss Adjustment Expenses
								Years Ended December 31
(in millions of U.S. dollars)			Unaudited
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$56	$129	$156	$167	$173	$176	$176	$178	$178	$179
2017		191	322	400	414	427	433	439	441	442
2018			94	246	262	265	269	272	272	273
2019				35	79	93	101	103	108	109
2020					62	177	215	232	243	252
2021						158	277	307	321	329
2022							74	195	234	258
2023								36	92	118
2024									107	236
2025										132
Total										$2,328

Net Liabilities for Loss and Allocated Loss Adjustment Expenses
(in millions of U.S. dollars)	December 31, 2025
Accident years prior to 2016	$12
Accident years 2016 - 2025 from tables above	486
All Accident years	$498

Supplementary Information: (Favorable)/ Adverse Prior Period Development
(in millions of U.S. dollars)	December 31, 2025
Accident years prior to 2016	$—
Accident years 2016 - 2025 from tables above	(21)
All Accident years	$(21)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Global Reinsurance — Non-Casualty — Short-tail (continued)
Supplementary Information: Average Annual Percentage Payout of Net Incurred Claims by Age, as of December 31, 2025 (Unaudited)
Age in Years	1	2	3	4	5	6	7	8	9	10
Percentage	34%	38%	13%	5%	3%	2%	1%	—%	—%	—%

Prior Period Development

The following table presents a reconciliation of the loss development triangles above to prior period development (PPD):

	Components of PPD
Year Ended December 31, 2025 (in millions of U.S. dollars) (favorable)/unfavorable	2016 - 2024 accident years (implied PPD per loss triangles)	Accident years prior to 2016	Other (1)		PPD on loss reserves	RIPs, Expense adjustments, and earned premiums		Total
North America Commercial P&C Insurance
Long-tail	$70	$(108)	$(127)		$(165)	$90		$(75)
Short-tail	(382)	11	(11)		(382)	36		(346)
	(312)	(97)	(138)	(2)	(547)	126	(3)	(421)
North America Personal P&C Insurance (Short-tail)	(401)	4	(6)		(403)	—		(403)
Overseas General Insurance
Long-tail	(65)	45	(10)		(30)	—		(30)
Short-tail	(312)	(17)	(118)		(447)	6		(441)
	(377)	28	(128)	(4)	(477)	6		(471)
Global Reinsurance
Long-tail	6	(9)	—		(3)	(2)		(5)
Short-tail	(21)	—	—		(21)	3		(18)
	(15)	(9)	—		(24)	1		(23)
Subtotal	$(1,105)	$(74)	$(272)		$(1,451)	$133		$(1,318)
North America Agricultural Insurance (Short-tail)					$13	$(134)		$(121)
Corporate (Long-tail)					306	—		306
Consolidated PPD					$(1,132)	$(1)		$(1,133)
(1)        Other includes the impact of foreign exchange.
(2)     Includes favorable development of $61 million related to our Alternative Risk Solutions business (U.S. and Bermuda) and an adjustment to exclude $25 million in unfavorable development in the workers' compensation line, associated with an increase in exposure for which additional premiums were collected; the remaining difference relates to a number of other items, none of which are individually material.
(3)     Includes premium returns associated with our Alternative Risk Solutions business, which is excluded from the triangles.
(4)     Includes favorable development related to Huatai P&C and International A&H business.

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

Years Ended December 31 (in millions of U.S. dollars, except for percentages)	Long-tail	Short-tail	Total	% of beginning net unpaid reserves (1)
2025
North America Commercial P&C Insurance	$(75)	$(346)	$(421)	0.6%
North America Personal P&C Insurance	—	(403)	(403)	0.6%
North America Agricultural Insurance	—	(121)	(121)	0.2%
Overseas General Insurance	(30)	(441)	(471)	0.7%
Global Reinsurance	(5)	(18)	(23)	—%
Corporate	306	—	306	0.5%
Total	$196	$(1,329)	$(1,133)	1.7%
2024
North America Commercial P&C Insurance	$18	$(446)	$(428)	0.7%
North America Personal P&C Insurance	—	(305)	(305)	0.5%
North America Agricultural Insurance	—	(104)	(104)	0.2%
Overseas General Insurance	(26)	(264)	(290)	0.5%
Global Reinsurance	—	(25)	(25)	—%
Corporate	296	—	296	0.5%
Total	$288	$(1,144)	$(856)	1.4%
2023
North America Commercial P&C Insurance	$(86)	$(408)	$(494)	0.8%
North America Personal P&C Insurance	—	(134)	(134)	0.2%
North America Agricultural Insurance	—	(18)	(18)	—%
Overseas General Insurance	(50)	(326)	(376)	0.6%
Global Reinsurance	7	(35)	(28)	—%
Corporate	277	—	277	0.5%
Total	$148	$(921)	$(773)	1.3%
(1)     Calculated based on the beginning of period consolidated net unpaid losses and loss expenses.

North America Commercial P&C Insurance.
Net favorable development in 2025 included $346 million from short-tail lines, primarily property, marine and surety, driven by lower-than-expected loss development in the most recent accident years. Long-tail lines experienced net favorable development of $75 million, which was the net of favorable development in workers' compensation, due to lower-than-expected loss development and our annual assessment of multi-claimant events, largely offset by adverse development in liability and other casualty lines, primarily commercial excess/umbrella and commercial auto liability, respectively, due to higher-than-expected loss development.

Net favorable development in 2024 included $446 million from short-tail lines, primarily property, marine and surety, driven by lower-than-expected loss development in the most recent accident years. Long-tail lines experienced adverse development, which was the net of adverse development in liability and other casualty lines, predominantly commercial excess/umbrella and commercial auto liability respectively, due to higher-than-expected loss development, mainly offset by favorable development in workers’ compensation due to lower-than-expected loss development and our annual assessment of multi-claimant events.

North America Personal P&C Insurance.
Net favorable development in 2025 and 2024 was predominantly in homeowners lines, mainly due to lower-than-expected loss development in the most recent accident years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

North America Agricultural Insurance.
Net favorable development in 2025 and 2024 was driven by multi-peril crop insurance results.

Overseas General Insurance.
Net favorable development in 2025 included $441 million in short-tail lines, primarily in property and marine lines, mainly in accident years 2020 through 2023, driven by favorable loss development across all regions and specific case reductions. Net favorable development in 2025 also included $30 million in long-tail lines, primarily driven by favorable loss development in financial lines accident years 2021 and prior.

Net favorable development in 2024 included $264 million in short-tail lines, primarily in property and marine lines, mainly in accident years 2019 through 2023, driven by favorable loss development across all regions and specific case reductions. Net favorable development in 2024 also included $26 million in long-tail lines, primarily in financial lines due to favorable loss development in accident years 2019 and 2020.

Corporate.
Net adverse development in 2025, 2024, and 2023 was principally related to asbestos, environmental, and molestation exposures.

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

In December 2021, Chubb reached an agreement-in-principle regarding the bankruptcy of the Boy Scouts of America (BSA). Under this agreement, our inactive run-off company, Century Indemnity Company, and certain active Chubb companies obtained a broad release for all Chubb companies from BSA-related abuse claims for $800 million. This agreement was approved by the bankruptcy court in the third quarter of 2022. In the first quarter of 2023, the District Court issued an order approving the BSA bankruptcy plan in full; all appeals were denied and the order became final on February 6, 2026. We paid $800 million per the agreement, with $300 million paid in 2022, and the remaining $500 million paid in 2023.

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

	Asbestos		Environmental		Total
(in millions of U.S. dollars)	Gross	Net	Gross	Net	Gross	Net
Balance at December 31, 2022	$1,098	$703	$412	$310	$1,510	$1,013
Incurred activity	180	120	88	63	268	183	(1)
Paid activity	(258)	(169)	(105)	(82)	(363)	(251)
Balance at December 31, 2023	1,020	654	395	291	1,415	945
Incurred activity	176	126	74	47	250	173	(1)
Paid activity	(232)	(172)	(90)	(61)	(322)	(233)
Balance at December 31, 2024	964	608	379	277	1,343	885
Incurred activity	202	134	77	63	279	197	(1)
Paid activity	(318)	(216)	(74)	(42)	(392)	(258)
Balance at December 31, 2025	$848	$526	$382	$298	$1,230	$824
(1)    Excludes unallocated loss expenses and the net activity reflects third-party reinsurance other than the aggregate excess of loss reinsurance provided by National Indemnity Company (NICO) to Westchester Specialty (see Westchester Specialty section below).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The A&E net loss reserves including allocated loss expense reserves and valuation allowance for uncollectible reinsurance at December 31, 2025 and 2024, shown in the table above comprises:

	December 31
(in millions of U.S. dollars)	2025	2024
Brandywine operations	$483	$502
Westchester Specialty	72	86
Chubb Corp	235	258
Other, mainly Overseas General Insurance	34	39
Total	$824	$885

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

Dividend Retention Fund
INA Financial Corporation established and funded a dividend retention fund (the Dividend Retention Fund) consisting of $50 million plus investment earnings. The full balance of the Dividend Retention Fund was contributed to Century as of December 31, 2002. Under the Restructuring Order, while any obligation to maintain the Dividend Retention Fund is in effect, to the extent dividends are paid by INA Holdings Corporation to its parent, INA Financial Corporation, and to the extent INA Financial Corporation then pays such dividends to INA Corporation, a portion of those dividends must be withheld to replenish the principal of the Dividend Retention Fund to $50 million. In 2025 and 2024, $50 million and $93 million, respectively, was withheld from such dividends and deposited into the Dividend Retention Fund as a result of dividends paid up to the INA Corporation. Pursuant to a 2011 amendment to the Restructuring Order, capital contributions from the Dividend Retention Fund to Century are not required until the XOL Agreement has less than $200 million of capacity remaining on an incurred basis for statutory reporting purposes. The amount of the required capital contribution shall be the lesser of the amount necessary to restore the XOL Agreement remaining capacity to $200 million or the Dividend Retention Fund balance. In 2025 and 2024, capital contributions of $50 million and $93 million were made, respectively, from the Dividend Retention Fund to Century. The Dividend Retention Fund may not be terminated without prior written approval from the Pennsylvania Insurance Commissioner.

In 2004, Chubb INA contributed $100 million to Century in exchange for a surplus note. After giving effect to the surplus note, contributions from the Dividend Retention Fund, results from operations and other items impacting statutory surplus, the statutory surplus of Century at December 31, 2025, was $25 million and $776 million in statutory-basis losses have been ceded to the XOL Agreement on an inception-to-date basis. The XOL Agreement statutory-basis remaining limit at December 31,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

2025, is $24 million. Century reports the amount ceded under the XOL Agreement in accordance with statutory accounting principles, which differ from U.S. GAAP by, among other things, allowing Century to discount its liabilities, including certain asbestos related and environmental pollution liabilities and Century's reinsurance payable to active companies. For U.S. GAAP reporting purposes, intercompany reinsurance recoverables related to the XOL are eliminated upon consolidation.

While Chubb believes it has no legal obligation to fund Century losses above the XOL limit of coverage, Chubb's consolidated results would nevertheless continue to include any losses above the limit of coverage for so long as the Brandywine companies remain consolidated subsidiaries of Chubb.

Certain active Chubb companies are primarily liable for asbestos, environmental, and other exposures that they have reinsured to Century. Accordingly, if Century were to become insolvent and placed into rehabilitation or liquidation, some or all of the recoverables due to these active Chubb companies from Century could become uncollectible. At December 31, 2025 and 2024, the aggregate reinsurance recoverables owed by Century to certain active Chubb companies were approximately $1.9 billion, on an undiscounted basis. Chubb believes the active company intercompany reinsurance recoverables, which relate to direct liabilities payable over many years, are not impaired. At December 31, 2025 and 2024, Century's carried gross reserves (including reserves assumed from the active Chubb companies) were $1.5 billion and $1.6 billion, respectively. Changes in laws and regulations may have an adverse effect on Century's reserves; for example, the enactment of "reviver" statutes relating to claims of sexual molestation may give rise to additional claims that would have been barred by the statutes of limitations in effect at the time of the alleged molestation. Should Century's loss reserves experience adverse development, as a result of such changes or otherwise, in the future and should Century be placed into rehabilitation or liquidation, the reinsurance recoverables due from Century to certain active Chubb companies would be payable only after the payment in full of certain expenses and liabilities, including administrative expenses and direct policy liabilities. Thus, the intercompany reinsurance recoverables would be at risk to the extent of the shortage of assets remaining to pay these recoverables.

Westchester Specialty – impact of NICO contracts on Chubb’s run-off entities

As part of the Westchester Specialty acquisition in 1998, NICO provided a 75 percent pro-rata share of $1.0 billion of reinsurance protection on losses and loss adjustment expenses incurred on or before December 31, 1996, in excess of a retention of $721 million. At December 31, 2025, the remaining unused incurred limit under the Westchester NICO agreement was $330 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

9. Future policy benefits

The following tables present a roll-forward of the liability for future policy benefits included in the Life Insurance segment:

Present Value of Expected Net Premiums	For the Year Ended December 31, 2025
(in millions of U.S. dollars)	Term Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$1,523	$4,405	$11,626	$125	$17,679
Beginning balance at original discount rate	1,819	4,303	11,499	124	17,745
Effect of changes in cash flow assumptions	(59)	(65)	(389)	7	(506)
Effect of actual variances from expected experience	11	(20)	(293)	1	(301)
Adjusted beginning of period balance	1,771	4,218	10,817	132	16,938
Issuances	221	1,656	1,876	409	4,162
Interest accrual	61	154	568	11	794
Net premiums collected (1)	(253)	(1,526)	(1,526)	(138)	(3,443)
Other (including foreign exchange)	14	114	(70)	9	67
Ending balance at original discount rate	1,814	4,616	11,665	423	18,518
Effect of changes in discount rate assumptions	(270)	133	23	3	(111)
Balance – end of period	$1,544	$4,749	$11,688	$426	$18,407
(1)Net premiums collected represent the portion of gross premiums collected from policyholders that is used to fund expected benefits.

Present Value of Expected Future Policy Benefits	For the Year Ended December 31, 2025
(in millions of U.S. dollars)	Term Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$2,238	$12,057	$15,693	$647	$30,635
Beginning balance at original discount rate	2,647	11,242	15,652	601	30,142
Effect of changes in cash flow assumptions	(60)	(93)	(434)	13	(574)
Effect of actual variances from expected experience	19	(21)	(291)	1	(292)
Adjusted beginning of period balance	2,606	11,128	14,927	615	29,276
Issuances	221	1,656	1,876	409	4,162
Interest accrual	82	407	699	28	1,216
Benefits payments	(231)	(333)	(1,770)	(17)	(2,351)
Other (including foreign exchange)	37	275	(87)	23	248
Ending balance at original discount rate	2,715	13,133	15,645	1,058	32,551
Effect of changes in discount rate assumptions	(402)	658	(58)	26	224
Balance – end of period	$2,313	$13,791	$15,587	$1,084	$32,775

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Liability for Future Policy Benefits, Life Insurance Segment	December 31, 2025
(in millions of U.S. dollars)	Term Life	Whole Life	A&H	Other	Total
Net liability for future policy benefits	$769	$9,042	$3,899	$658	$14,368
Deferred profit liability	319	1,922	234	77	2,552
Net liability for future policy benefits, before reinsurance recoverable	1,088	10,964	4,133	735	16,920
Less: Reinsurance recoverable on future policy benefits	106	48	121	1	276
Net liability for future policy benefits, after reinsurance recoverable	$982	$10,916	$4,012	$734	$16,644
Weighted average duration (years)	11.0	26.5	10.0	26.0	21.6

Present Value of Expected Net Premiums	For the Year Ended December 31, 2024
(in millions of U.S. dollars)	Term Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$1,590	$3,950	$10,432	$64	$16,036
Beginning balance at original discount rate	1,992	3,945	10,692	64	16,693
Effect of changes in cash flow assumptions	(141)	178	417	(4)	450
Effect of actual variances from expected experience	11	(2)	(139)	—	(130)
Adjusted beginning of period balance	1,862	4,121	10,970	60	17,013
Issuances	221	1,211	2,162	86	3,680
Interest accrual	58	128	540	5	731
Net premiums collected (1)	(242)	(1,086)	(1,483)	(40)	(2,851)
Other (including foreign exchange)	(80)	(71)	(690)	13	(828)
Ending balance at original discount rate	1,819	4,303	11,499	124	17,745
Effect of changes in discount rate assumptions	(296)	102	127	1	(66)
Balance – end of period	$1,523	$4,405	$11,626	$125	$17,679
(1)Net premiums collected represent the portion of gross premiums collected from policyholders that is used to fund expected benefits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Present Value of Expected Future Policy Benefits	For the Year Ended December 31, 2024
(in millions of U.S. dollars)	Term Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$2,254	$10,063	$14,650	$495	$27,462
Beginning balance at original discount rate	2,749	9,991	15,071	492	28,303
Effect of changes in cash flow assumptions	(141)	205	373	(5)	432
Effect of actual variances from expected experience	20	11	(141)	—	(110)
Adjusted beginning of period balance	2,628	10,207	15,303	487	28,625
Issuances	221	1,211	2,162	86	3,680
Interest accrual	76	331	668	17	1,092
Benefits payments	(224)	(340)	(1,594)	(18)	(2,176)
Other (including foreign exchange)	(54)	(167)	(887)	29	(1,079)
Ending balance at original discount rate	2,647	11,242	15,652	601	30,142
Effect of changes in discount rate assumptions	(409)	815	41	46	493
Balance – end of period	$2,238	$12,057	$15,693	$647	$30,635

Liability for Future Policy Benefits, Life Insurance Segment	December 31, 2024
(in millions of U.S. dollars, except for years)	Term Life	Whole Life	A&H	Other	Total
Net liability for future policy benefits	$715	$7,652	$4,067	$522	$12,956
Deferred profit liability	279	1,210	196	39	1,724
Net liability for future policy benefits, before reinsurance recoverable	994	8,862	4,263	561	14,680
Less: Reinsurance recoverable on future policy benefits	108	47	113	1	269
Net liability for future policy benefits, after reinsurance recoverable	$886	$8,815	$4,150	$560	$14,411
Weighted average duration (years)	10.4	27.8	9.8	18.6	21.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following table presents a reconciliation of the roll-forwards above to the Future policy benefits liability presented in the Consolidated balance sheets.

	December 31
(in millions of U.S. dollars)	2025	2024
Net liability for future policy benefits, Life Insurance segment	$14,368	$12,956
Other (1)	1,500	1,441
Deferred profit liability	2,552	1,724
Liability for future policy benefits, per consolidated balance sheet	$18,420	$16,121
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

The following table presents the amount of undiscounted and discounted expected gross premiums and expected future policy benefit payments included in the Life Insurance segment:

	December 31	December 31
(in millions of U.S. dollars)	2025	2024
Term Life
Undiscounted expected future benefit payments	$4,486	$4,141
Undiscounted expected future gross premiums	6,789	6,508
Discounted expected future benefit payments	2,313	2,238
Discounted expected future gross premiums	4,556	4,400
Whole Life
Undiscounted expected future benefit payments	32,438	28,263
Undiscounted expected future gross premiums	11,033	10,346
Discounted expected future benefit payments	13,791	12,057
Discounted expected future gross premiums	9,152	8,452
A&H
Undiscounted expected future benefit payments	26,331	26,584
Undiscounted expected future gross premiums	38,881	38,826
Discounted expected future benefit payments	15,587	15,693
Discounted expected future gross premiums	23,445	23,133
Other
Undiscounted expected future benefit payments	1,989	1,126
Undiscounted expected future gross premiums	639	242
Discounted expected future benefit payments	1,084	647
Discounted expected future gross premiums	$600	$216

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following table presents the amount of revenue and interest recognized in the Consolidated statements of operations for the Life Insurance segment:

	Gross Premiums or Assessments			Interest Accretion
	For the Years Ended			For the Years Ended
	December 31			December 31
(in millions of U.S. dollars)	2025	2024	2023	2025	2024	2023
Life Insurance
Term Life	$734	$684	$641	$21	$18	$19
Whole Life	2,674	1,962	1,259	253	203	165
A&H	3,109	3,016	2,918	131	128	141
Other	193	67	28	17	12	7
Total	$6,710	$5,729	$4,846	$422	$361	$332

The following table presents the weighted-average interest rates for the Life Insurance segment:

	Interest Accretion Rate			Current Discount Rate
	December 31			December 31
	2025	2024	2023	2025	2024	2023
Life Insurance
Term Life	3.1%	3.0%	2.8%	5.4%	5.4%	5.2%
Whole Life	3.4%	3.3%	3.2%	4.2%	4.1%	4.6%
A&H	4.3%	3.9%	3.7%	5.9%	5.8%	6.2%
Other	3.3%	2.8%	2.6%	3.5%	3.8%	4.1%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

10. Policyholders' account balances, Separate accounts, and Unearned revenue liabilities

Policyholders' account balances
The following tables present a roll-forward of policyholders' account balances:

	For the Year Ended December 31, 2025
(in millions of U.S. dollars)	Universal Life	Annuities (4)	Other (5)	Total
Balance – beginning of period	$1,809	$2,585	$2,354	$6,748
Premiums received	215	268	364	847
Policy charges (1)	(105)	—	(9)	(114)
Surrenders and withdrawals	(124)	(34)	(188)	(346)
Benefit payments (2)	(26)	(136)	(86)	(248)
Interest credited	47	48	68	163
Other (including foreign exchange)	83	70	28	181
Balance – end of period	$1,899	$2,801	$2,531	$7,231
Unearned revenue liability				758
Other (3)				587
Policyholders' account liability, per consolidated balance sheet				$8,576
(1)Contracts included in the policyholder account balances are generally charged a premium and/or monthly assessments on the basis of the account balance.
(2)Includes benefit payments upon maturity as well as death benefits.
(3)Primarily comprises unpaid dividends on certain participating policies.
(4)Relates to Huatai Life.
(5)Primarily comprises policyholder account balances related to investment linked products including endowment and investment contracts, none of which bear significant insurance risk.

	For the Year Ended December 31, 2024
(in millions of U.S. dollars)	Universal Life	Annuities (4)	Other (5)	Total
Balance – beginning of period	$1,876	$2,411	$2,502	$6,789
Premiums received	276	339	413	1,028
Policy charges (1)	(136)	—	(11)	(147)
Surrenders and withdrawals	(122)	(39)	(278)	(439)
Benefit payments (2)	(60)	(139)	(78)	(277)
Interest credited	50	41	68	159
Other (including foreign exchange)	(75)	(28)	(262)	(365)
Balance – end of period	$1,809	$2,585	$2,354	$6,748
Unearned revenue liability				711
Other (3)				557
Policyholders' account liability, per consolidated balance sheet				$8,016
(1)Contracts included in the policyholder account balances are generally charged a premium and/or monthly assessments on the basis of the account balance.
(2)Includes benefit payments upon maturity as well as death benefits.
(3)Primarily comprises unpaid dividends on certain participating policies.
(4)Relates to Huatai Life.
(5)Primarily comprises policyholder account balances related to investment linked products including endowment and investment contracts, none of which bear significant insurance risk.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

	December 31
	2025			2024
(in millions of U.S. dollars, except for percentages)	Universal Life	Annuities (1)	Other	Universal Life	Annuities (1)	Other
Weighted-average crediting rate (2)	3.4%	N/A	3.3%	3.7%	N/A	3.1%
Net amount at risk (3)	$11,115	$31	$342	$12,369	$—	$425
Cash Surrender Value	$1,771	$1,864	$2,241	$1,649	$1,678	$2,060
(1)Annuities do not have an explicit account balance, therefore a crediting rate is not applicable.
(2)Calculated using actual interest credited for the twelve months ended December 31, 2025 and 2024, respectively.
(3)For those guarantees of benefits that are payable in the event of death, the net amount at risk is defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date

The following tables present the balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimum.

Universal Life

	December 31, 2025
(in millions of U.S. dollars)	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Guaranteed minimum crediting rates
Up to 2.00%	$—	$—	$51	$198	$249
2.01% – 4.00%	491	311	346	—	1,148
Greater than 4.00%	18	—	—	—	18
Fixed rate or no guarantee					484
Total	$509	$311	$397	$198	$1,899

	December 31, 2024
(in millions of U.S. dollars)	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Guaranteed minimum crediting rates
Up to 2.00%	$4	$—	$46	$106	$156
2.01% – 4.00%	245	615	349	—	1,209
Greater than 4.00%	13	—	—	—	13
Fixed rate or no guarantee					431
Total	$262	$615	$395	$106	$1,809

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Other policyholders' account balances

	December 31, 2025
(in millions of U.S. dollars)	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Guaranteed minimum crediting rates
Up to 2.00%	$3	$6	$90	$65	$164
2.01% – 4.00%	1,095	53	—	—	1,148
Greater than 4.00%	—	—	—	—	—
Fixed rate or no guarantee					1,219
Total	$1,098	$59	$90	$65	$2,531

	December 31, 2024
(in millions of U.S. dollars)	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Guaranteed minimum crediting rates
Up to 2.00%	$8	$6	$158	$2	$174
2.01% – 4.00%	987	50	—	—	1,037
Greater than 4.00%	—	—	—	—	—
Fixed rate or no guarantee					1,143
Total	$995	$56	$158	$2	$2,354

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

The following table presents the aggregate fair value of Separate account assets, by major security type:

	December 31
(in millions of U.S. dollars)	2025	2024
Cash and cash equivalents	$73	$234
Mutual funds	6,785	5,931
Fixed maturities	67	66
Total	$6,925	$6,231

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following table presents a roll-forward of separate account liabilities:

	For the Years Ended
	December 31
(in millions of U.S. dollars)	2025	2024
Balance – beginning of period	$6,231	$5,573
Premiums and deposits	1,394	1,629
Policy charges	(164)	(158)
Surrenders and withdrawals	(997)	(910)
Benefit payments	(466)	(430)
Investment performance	739	630
Other (including foreign exchange)	188	(103)
Balance – end of period	$6,925	$6,231
Cash surrender value (1)	$6,371	$5,853
(1) Cash surrender value represents the amount of the policyholder's account balances distributable at the balance sheet date less certain surrender charges.

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

The following table presents a roll-forward of unearned revenue liabilities:

	For the Years Ended December 31
(in millions of U.S. dollars)	2025	2024
Balance – beginning of period	$711	$673
Deferred revenue	130	144
Amortization	(77)	(73)
Other (including foreign exchange)	(6)	(33)
Balance – end of period	$758	$711

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

11. Market risk benefits

Our reinsurance programs covering variable annuity guarantees, comprising guaranteed living benefits (GLB) and guaranteed minimum death benefits (GMDB), meet the definition of Market risk benefits (MRB). The following table presents a roll-forward of MRB:

	For the Years Ended December 31
(in millions of U.S. dollars)	2025	2024
Balance – beginning of period	$607	$771
Balance, beginning of period, before effect of changes in the instrument-specific credit risk	592	749
Interest rate changes	25	(130)
Effect of market movements (1)	(131)	(125)
Effect of changes in volatilities	30	1
Actual policyholder behavior different from expected behavior	46	55
Effect of changes in future expected policyholder behavior	101	87
Effect of timing and all other	(27)	(45)
Balance, end of period, before effect of changes in the instrument-specific credit risk	$636	$592
Effect of changes in the instrument-specific credit risk	23	15
Balance – end of period	$659	$607
Weighted-average age of policyholders (years)	74	74
Net amount at risk (2)	$1,369	$1,520
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

Excluded from the table above are MRB gains (losses) of $(244) million and $(297) million for the years ended December 31, 2025 and 2024, respectively, reported in the Consolidated statements of operations, relating to the market risk benefits' economic hedge and other net cash flows. There is no reinsurance recoverable associated with our liability for MRB.

In the third quarter of 2025, we completed a review of policyholder behavior related to annuitizations, partial withdrawals, lapses, and mortality for our variable annuity reinsurance business. These refinements resulted in a net increase of approximately $101 million to the MRB fair value, recognized as a Market risk benefits loss.

•We refreshed our partial withdrawal assumptions to include an additional year of experience and refined the withdrawal rates for policies with guaranteed values far in excess of their account values.
•We updated annuitization assumptions to include an additional year of experience, refreshing treaty-based and age-based behavior assumptions.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

	Valuation Technique	Significant Unobservable Inputs	December 31, 2025		December 31, 2024
			Ranges	Weighted Average(1)	Ranges	Weighted Average(1)
MRB (1)	Actuarial model	Lapse rate	0.5% – 27.3%	3.2%	0.5% – 27.3%	3.4%
		Annuitization rate	0% – 100%	5.0%	0% – 100%	4.5%
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

The GLB annuitization rate is the percentage of policies for which the policyholder will elect to annuitize using the guaranteed benefit provided under the GLB. All else equal, as GLB annuitization rates increase, ultimate claim payments will increase, subject to treaty claim limits. All GLB reinsurance treaties include claim limits to protect Chubb in the event that actual annuitization behavior is significantly higher than expected. In general, Chubb assumes that GLB annuitization rates will be higher for policies with more valuable guarantees (policies with guaranteed values far in excess of their account values). Chubb also assumes that GLB annuitization rates increase as policyholders get older. In addition, it is also assumed that GLB annuitization rates are higher in the first year immediately following the waiting period (the first year the policies are eligible to annuitize using the GLB) in comparison to all subsequent years. At this stage, Chubb has fully credible annuitization experience for all cedants.

The effect of changes in key market factors on assumed lapse and annuitization rates reflect emerging trends using data available from cedants. For treaty-specific data subsets of interest that have limited experience on their own, lapse rates are established by blending the experience with comparable data received from other ceding companies. The model and related assumptions are regularly re-evaluated by management and enhanced, as appropriate, based upon additional experience obtained related to policyholder behavior and availability of updated information such as market conditions, market participant assumptions, and demographics of in-force annuities.

12. Taxation

Under Swiss law a resident company is subject to income tax at the federal, cantonal, and communal levels that is levied on net worldwide income. Income attributable to permanent establishments or real estate located abroad is excluded from the Swiss tax base. Furthermore, participation relief (i.e., tax relief) is granted to Chubb Limited at the federal, cantonal, and communal level for qualifying dividend income. Chubb Limited is subject to an annual cantonal and communal capital tax on the taxable equity of Chubb Limited in Switzerland.

Chubb has two Swiss operating subsidiaries, an insurance company, Chubb Insurance (Switzerland) Limited and a reinsurance company, Chubb Reinsurance (Switzerland) Limited. Both are subject to federal, cantonal, and communal income tax and to annual cantonal and communal capital tax.

Under Bermuda law prior to 2025, Chubb Limited and its Bermuda subsidiaries were not required to pay any taxes on income or capital gains. However, on December 27, 2023, the Government of Bermuda enacted the Corporate Income Tax Act of 2023 which established a 15 percent income tax on net taxable income of Bermuda entities effective January 1, 2025.

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

The following table presents pre-tax income and the related provision for income taxes:

	Year Ended December 31
(in millions of U.S. dollars)	2025	2024	2023
Pre-tax income:
Domestic	$185	$121	$44
Foreign	12,859	11,334	9,482
Total pre-tax income	$13,044	$11,455	$9,526
Provision for income taxes
Current tax expense:
Federal, cantonal and communal	$85	$29	$25
Foreign	2,000	1,700	1,570
Total current tax expense	2,085	1,729	1,595
Deferred tax expense (benefit):
Federal, cantonal and communal	(14)	14	(63)
Foreign	351	72	(1,021)
Total deferred tax expense (benefit)	337	86	(1,084)
Provision for income taxes	$2,422	$1,815	$511

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following tables present a reconciliation of the difference between the provision for income taxes and the expected tax provision at the Swiss statutory income tax rate:

	Year Ended December 31, 2025
(in millions of U.S. dollars)	Amount	Percent
Expected tax provision at Swiss statutory tax rate (1)	$1,021	7.8%
Foreign tax effects
Bermuda:
Statutory tax rate difference between Bermuda and Switzerland	327	2.5%
Tax credits:
Credits for taxes paid to foreign jurisdictions	(157)	(1.2)%
Nontaxable or nondeductible items:
Excluded dividends, gains and losses	(196)	(1.5)%
Other nontaxable or nondeductible items	5	—
Other	9	0.1%
United States:
Statutory tax rate difference between United States and Switzerland	553	4.2%
Other	5	0.1%
Other foreign jurisdictions	796	6.1%
Other adjustments	59	0.5%
Provision for income taxes	$2,422	18.6%

	Year Ended December 31
(in millions of U.S. dollars)	2024	2023
Expected tax provision at Swiss statutory tax rate (1)	$2,251	$1,872
Permanent differences:
Taxes on earnings subject to rate other than Swiss statutory rate	(510)	(389)
Bermuda tax law enactment	(55)	(1,135)
Net withholding taxes	145	15
Other	(16)	148
Provision for income taxes	$1,815	$511
(1)2025 reflects the Swiss federal corporate income tax at a flat rate of 8.5 percent on profit after tax, resulting in an effective rate of approximately 7.8 percent on profit before tax, with no federal corporate capital tax. 2024 and 2023 reflect the combined Swiss federal and cantonal rate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following table presents supplemental cash flow information on Swiss federal, cantonal and communal, and foreign income taxes paid, including jurisdictions where income taxes paid exceeded five percent of total income taxes paid (net of refunds):

	Year Ended December 31
(in millions of U.S. dollars)	2025	2024	2023
Income taxes paid:
Federal, cantonal and communal	$34
Foreign	2,177
Total income taxes paid (net of refunds)	$2,211	$1,662	$1,465
Income taxes paid (net of refunds) in jurisdictions exceeding five percent of total:
Foreign
Bermuda	$250
Korea	257
United Kingdom	289
United States	614

Current income tax receivable of $419 million and $246 million at December 31, 2025 and 2024, respectively, was recorded in Other assets on the Consolidated balance sheets. Current income tax payable of $377 million and $376 million at December 31, 2025 and 2024, respectively, was recorded in Accounts payable, accrued expenses, and other liabilities on the Consolidated balance sheets.

The following table presents the components of net deferred tax assets and liabilities:

	December 31
(in millions of U.S. dollars)	2025	2024
Deferred tax assets:
Loss reserve discount	$2,073	$1,746
Unearned premiums reserve	713	753
Foreign tax credits	5	18
Loss carry-forwards	162	146
Investments (1)	—	512
Depreciation	—	26
Future policy benefits	103	176
Other	498	268
Total deferred tax assets	3,554	3,645
Valuation allowance	637	1,081
Deferred tax assets, net of valuation allowance	2,917	2,564
Deferred tax liabilities:
Deferred policy acquisition costs	1,650	1,005
Other intangible assets, including VOBA	1,154	1,289
Investments (1)	127	—
Depreciation	112	—
Un-remitted foreign earnings	303	251
Total deferred tax liabilities	3,346	2,545
Net deferred tax assets (liabilities)	$(429)	$19
(1)Included in Investments are deferred tax assets on unrealized depreciation of $234 million and $787 million at December 31, 2025 and 2024, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The valuation allowance of $637 million and $1,081 million at December 31, 2025 and 2024, respectively, reflects management's assessment, based on available information, that it is more likely than not that a portion of the deferred tax assets will not be realized due to the inability of certain subsidiaries to generate sufficient taxable income. Adjustments to the valuation allowance are made when there is a change in management's assessment of the amount of deferred tax assets that are realizable.

For the year ended December 31, 2025, the tax benefit on certain unrealized capital losses in our investment portfolio was reduced by a valuation allowance of $179 million necessary due to limitations on the utilization of these losses for tax purposes. As part of evaluating whether it was more likely than not that we could record a tax benefit on these losses, we considered realized gains, carryback capacity and available tax planning strategies.

At December 31, 2025, Chubb has net operating loss carry-forwards of $579 million which, if unused, will expire starting in 2026, and a U.S. capital loss carry-forward of $52 million which, if unused, will expire starting in 2028.

The following table presents a reconciliation of the beginning and ending amount of gross unrecognized tax benefits:

	Year Ended December 31
(in millions of U.S. dollars)	2025	2024
Balance, beginning of year	$130	$73
Additions based on tax positions related to the current year	5	1
Additions based on tax positions related to prior years	20	58
Reductions based on tax positions related to prior years	(26)	(1)
Reductions for the lapse of the applicable statutes of limitations	—	(1)
Reductions for settlements with taxing authorities	(50)	—
Balance, end of year	$79	$130

At December 31, 2025 and 2024, the gross unrecognized tax benefits of $79 million and $130 million, respectively, can be reduced by $5 million and $18 million, respectively, associated with foreign tax credits. The net amounts of $74 million and $112 million at December 31, 2025 and 2024, respectively, if recognized, would favorably affect the effective tax rate.

Chubb recognizes accruals for interest income, expense and penalties, if any, related to tax refunds and unrecognized tax benefits, respectively, in Income tax expense in the Consolidated statements of operations. Tax-related net interest (income) expense and penalties reported in the Consolidated statements of operations were $(23) million, $6 million, and $7 million at December 31, 2025, 2024, and 2023, respectively. Liabilities for tax-related interest and penalties in our Consolidated balance sheets were $24 million and $30 million at December 31, 2025 and 2024, respectively.

The IRS is in the process of finalizing its examination of Chubb Group Holdings' tax returns for years 2014 through 2017. No material adjustments have been proposed related to these years. The tax return for 2018 remains under examination by the IRS.

In January 2026, the IRS commenced its examination of Chubb Group Holdings’ tax returns for years 2019 through 2023. As a multinational company, we also have examinations under way in various US states and non-US jurisdictions. With few exceptions, Chubb is no longer subject to income tax examinations for years prior to 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following table summarizes tax years open for examination by major income tax jurisdiction:

At December 31, 2025
Australia	2019	-	2025
Brazil	2019	-	2025
Canada	2018	-	2025
China	2022	-	2025
France	2023	-	2025
Germany	2016	-	2025
Italy	2020	-	2025
Korea	2020	-	2025
Mexico	2016	-	2025
Spain	2012	-	2025
Switzerland	2022	-	2025
United Kingdom	2015	-	2025
United States	2014	-	2025

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

13. Debt

	December 31	December 31
(in millions of U.S. dollars)	2025	2024	Early Redemption Option
Short-term debt
Chubb INA:
$800 million 3.15% senior notes due March 2025	$—	$800	Make-whole premium plus 15 bps
$1,500 million 3.35% senior notes due May 2026	1,499	—	Make-whole premium plus 20 bps
Total short-term debt	$1,499	$800
Long-term debt
Chubb INA:
$1,500 million 3.35% senior notes due May 2026	$—	$1,498	Make-whole premium plus 20 bps
€575 million 0.875% senior notes due June 2027	671	604	Make-whole premium plus 20 bps
€900 million 1.55% senior notes due March 2028	1,050	944	Make-whole premium plus 15 bps
CNH1,830 million 2.85% term loan due April 2028	259	—	Make-whole premium, no add'l bps
CNH2,145 million 2.75% term loan due July 2028	304	—	Make-whole premium, no add'l bps
$100 million 8.875% debentures due August 2029	100	100	None
$700 million 4.65% senior notes due August 2029	696	695	Make-whole premium plus 15 bps
€700 million 0.875% senior notes due December 2029	816	734	Make-whole premium plus 20 bps
CNH1,000 million 2.5% bonds due August 2030	140	—	Make-whole premium plus 15 bps
$1,000 million 1.375% senior notes due September 2030	996	995	Make-whole premium plus 15 bps
€575 million 1.4% senior notes due June 2031	669	601	Make-whole premium plus 25 bps
$200 million 6.8% debentures due November 2031	223	227	Make-whole premium plus 25 bps
$1,600 million 5.0% senior notes due March 2034	1,589	1,588	Make-whole premium plus 15 bps
CNH1,500 million 2.75% bonds due August 2035	211	—	Make-whole premium plus 15 bps
$1,250 million 4.9% senior notes due August 2035	1,241	—	Make-whole premium plus 15 bps
$300 million 6.7% senior notes due May 2036	298	298	Make-whole premium plus 20 bps
$800 million 6.0% senior notes due May 2037	900	909	Make-whole premium plus 20 bps
€900 million 2.5% senior notes due March 2038	1,045	940	Make-whole premium plus 25 bps
$600 million 6.5% senior notes due May 2038	702	710	Make-whole premium plus 30 bps
$475 million 4.15% senior notes due March 2043	471	471	Make-whole premium plus 15 bps
$1,500 million 4.35% senior notes due November 2045	1,487	1,487	Make-whole premium plus 25 bps
$600 million 2.85% senior notes due December 2051	594	594	Make-whole premium plus 15 bps
CNH2,000 million 3.05% bonds due August 2055	281	—	Make-whole premium plus 15 bps
$1,000 million 3.05% senior notes due December 2061	985	984	Make-whole premium plus 20 bps
Total long-term debt	$15,728	$14,379
Hybrid debt
Chubb INA capital securities due April 2030	$309	$309	Redemption prices (1)
Huatai Life CNY800 million 2.9% capital supplementary bonds due November 2034	113	110	Redeemable at par in 2029
Total hybrid debt	$422	$419
(1)Redemption prices are equal to accrued and unpaid interest to the redemption date plus the greater of (i) 100 percent of the principal amount thereof, or (ii) sum of present value of scheduled payments of principal and interest on the capital securities from the redemption date to April 1, 2030.

a) Short-term debt
Short-term debt comprises the current maturities of our long-term debt instruments described below. These short-term debt instruments were reclassified from long-term debt and are reflected in the table above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

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

We have the ability to borrow a total of $2.0 billion, supported by our $3.0 billion group syndicated credit facility which expires in December 2030. Commercial paper is recorded in Short-term debt in the Consolidated balance sheets. As of December 31, 2025, there was no commercial paper outstanding.

b) Long-term debt
(i) Chubb INA senior notes and debentures
With the exception of the $100 million of 8.875 percent debentures due August 2029, which do not have an early redemption option, the senior notes and debentures in the table above are redeemable at any time at Chubb INA's option subject to a “make-whole” premium plus additional basis points as defined in the table above. A "make-whole" premium is the present value of the remaining principal and interest discounted at the applicable U.S. Treasury rate. These debt securities are also redeemable at par plus accrued and unpaid interest in the event of certain changes in tax law.

The senior notes and debentures do not have the benefit of any sinking fund, are guaranteed on a senior basis by Chubb Limited, and rank equally with all of Chubb's other senior obligations. They also contain customary limitations on lien provisions as well as customary events of default provisions which, if breached, could result in the accelerated maturity of such senior debt.

(ii) Chubb INA Chinese yuan renminbi bonds and term loans
The CNH bonds are redeemable at any time prior to the par call date at Chubb INA's option subject to a "make-whole" premium. The "make-whole" premium for the bonds is the present value of the remaining principal and interest discounted at the applicable offshore China Government Bond yield plus additional basis points as defined in the table above. The CNH term loans are subject to a "make-whole" premium up to one year prior to maturity. The "make-whole" premium for the term loans is the present value of the remaining principal and interest discounted at the applicable U.S. Treasury rate. The bonds and term loans are guaranteed on a senior basis by Chubb Limited.

c) Hybrid debt
(i) Trust preferred securities
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

(ii) Huatai Life capital supplementary bonds
In November 2024, Huatai Life issued 800 million Chinese yuan renminbi ($111 million based on the foreign exchange rate at the date of issuance) of 2.90 percent capital supplementary bonds (Bonds), due November 2034. The Bonds are subordinated to Huatai Life’s policy and general liabilities, are redeemable in November 2029, if certain conditions are met, and are guaranteed by Huatai Group. Principal or interest payments on the Bonds may be deferred if such payments would reduce Huatai Life's solvency adequacy ratio below a required minimum.

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

The following table presents the balance sheet location, fair value in an asset or (liability) position, and notional value/payment provision of our derivative instruments:

		December 31, 2025			December 31, 2024
	Consolidated Balance Sheet Location	Fair Value		Notional Amount/ Payment Provision	Fair Value		Notional Amount/ Payment Provision
		Derivative Asset	Derivative (Liability)		Derivative Asset	Derivative (Liability)
(in millions of U.S. dollars)
Investment and embedded derivatives not designated as hedging instruments:
Foreign currency forward contracts	OA / (AP)	$18	$(230)	$4,912	$41	$(295)	$3,959
Options/Futures/Forward contracts on notes and bonds	OA / (AP)	4	(12)	1,216	—	(8)	449
Convertible securities (1)	FM AFS / ES	6	—	5	12	—	12
Total		$28	$(242)	$6,133	$53	$(303)	$4,420
Other derivative instruments:
Futures contracts on equities (2)	OA / (AP)	$3	$—	$943	$35	$—	$1,047
Other	OA / (AP)	8	(4)	334	—	(2)	211
Total		$11	$(4)	$1,277	$35	$(2)	$1,258
Derivatives designated as hedging instruments:
Cross-currency swaps - fair value hedges	OA / (AP)	$198	$—	$2,046	$103	$—	$1,579
Cross-currency swaps - net investment hedges	OA / (AP)	68	(232)	2,995	43	(116)	2,896
Total		$266	$(232)	$5,041	$146	$(116)	$4,475
(1)Includes fair value of embedded derivatives.
(2)Related to MRB book of business.

At December 31, 2025 and 2024, net derivative liabilities of $179 million and $199 million, respectively, included in the table above were subject to a master netting agreement. The remaining derivatives included in the table above were not subject to a master netting agreement.

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

(i) Fair value hedges

Cross-currency swaps
Chubb holds certain cross-currency swaps designated as fair value hedges. The objective of these cross-currency swaps is to hedge the foreign currency risk on €1.8 billion, or approximately $2.0 billion at December 31, 2025, of euro denominated debt by converting cash flows back into the U.S. dollar.

These hedges are carried at fair value, with changes in fair value recorded in Other comprehensive income (OCI). The gains or losses on the fair value hedges offsetting the foreign currency remeasurement on the hedged euro denominated senior notes are reclassified from OCI into Net realized gains (losses), and an additional portion is reclassified into Interest expense as follows:

	Year Ended December 31
(pre-tax, in millions of U.S. dollars)	2025	2024
Gain (loss) recognized in OCI	$76	$(38)
Net realized gain (loss) reclassified from OCI	231	(103)
Interest expense reclassified from OCI	(19)	(15)
OCI gain (loss) after reclassifications	$(136)	$80

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

Foreign denominated debt
Chubb designated its foreign denominated Chinese yuan renminbi bonds and term loans issued in 2025 as non-derivative net investment hedges to mitigate the foreign currency exposure in the net investments of certain foreign subsidiaries. Changes in the carrying value of the debt attributable to foreign currency revaluation are recorded in CTA within OCI. These adjustments will remain in CTA until the underlying hedge subsidiary is deconsolidated or hedge accounting is discontinued. The carrying amount of non-derivative debt instruments designated as net investment hedges was $1.2 billion at December 31, 2025. Refer to Note 13 to the Consolidated Financial Statements for more information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following table presents the OCI impact of derivative and non-derivative net investment hedges:

	Year Ended December 31
(pre-tax, in millions of U.S. dollars)	2025	2024
Cross-currency swaps:
Gain (loss) recognized in OCI	$(63)	$58
Interest income reclassified from OCI	29	19
Total cross currency swaps	$(92)	$39
Foreign denominated debt:
Gain (loss) recognized in OCI	(26)	—
Total OCI gain (loss) after reclassifications	$(118)	$39

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

	Year Ended December 31
(in millions of U.S. dollars)	2025	2024	2023
Investment and embedded derivative instruments:
Foreign currency forward contracts	$(16)	$(213)	$(50)
Options/Futures/Forward contracts on notes and bonds	(21)	22	(2)
Convertible securities (1)	—	2	(1)
Total investment and embedded derivative instruments	$(37)	$(189)	$(53)
Other derivative instruments:
Futures contracts on equities (2)	(107)	(165)	(189)
Other	(21)	(4)	(10)
Total other derivative instruments	$(128)	$(169)	$(199)
Total	$(165)	$(358)	$(252)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following table presents the carrying value of collateral held under securities lending agreements by investment category and remaining contractual maturity of the underlying agreements:

	Remaining contractual maturity
	December 31, 2025	December 31, 2024
(in millions of U.S. dollars)	Overnight and Continuous
Collateral held under securities lending agreements:
Cash	$1,332	$557
U.S. and local government securities	234	148
Non-U.S.	768	663
Corporate and asset-backed securities	62	49
Equity securities	104	28
Total	$2,500	$1,445
Gross amount of recognized liability for securities lending payable	$2,500	$1,445

e) Repurchase agreements
Chubb has executed repurchase agreements with certain counterparties under which Chubb agreed to sell securities and repurchase them at a future date for a predetermined price. Our repurchase agreement obligations are fully collateralized. In contrast to securities lending programs, the use of cash received is not restricted for the repurchase obligations. The fair value of the underlying securities sold remains in Fixed maturities available-for-sale or Other investments, and the repurchase agreement obligation is recorded in Repurchase agreements in the Consolidated balance sheets.
The following table presents the carrying value of collateral pledged under repurchase agreements by investment category and remaining contractual maturity of the underlying agreements:

	Remaining contractual maturity
	December 31, 2025				December 31, 2024
	Up to 30 Days	30-90 Days	Greater than 90 Days		Up to 30 Days	30-90 Days	Greater than 90 Days	Total
(in millions of U.S. dollars)				Total
Collateral pledged under repurchase agreements:
Cash	$—	$—	$—	$—	$—	$19	$2	$21
U.S. and local government securities	—	129	—	129	—	—	104	104
Non-U.S.	1,496	—	—	1,496	1,387	—	—	1,387
Mortgage-backed securities	980	904	9	1,893	—	454	924	1,378
Total	$2,476	$1,033	$9	$3,518	$1,387	$473	$1,030	$2,890
Repurchase agreements (weighted average interest rate of 3.8% in 2025 and 4.1% in 2024)				$2,368				$1,916
Repurchase agreements – VIEs (1) (weighted average interest rate of 2.1% in 2025 and 2.2% in 2024)				956				815
Gross amount of recognized liabilities for repurchase agreements				$3,324				$2,731
Difference (2)				$194				$159
(1)Refer to Note 1 g) to the Consolidated Financial Statements for additional information on the consolidation of VIEs
(2)Per the repurchase agreements, the amount of collateral posted is required to exceed the amount of gross liability.

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

f) Concentrations of credit risk
Our investment portfolio is managed following prudent standards of diversification. Specific provisions limit the allowable holdings of a single issue and issuer. We believe that there are no significant concentrations of credit risk associated with our investments. Our three largest corporate exposures by issuer at December 31, 2025, were Bank of America Corp, Morgan Stanley, and JPMorgan Chase & Co. Our largest exposure by industry at December 31, 2025, was financial services.

We market our insurance and reinsurance worldwide primarily through insurance and reinsurance brokers. We assume a degree of credit risk associated with brokers with whom we transact business. Marsh & McLennan Companies, Inc. generated or placed approximately 11 percent of our gross premiums written for each of the years ended December 31, 2025, 2024, and 2023. This entity is a large, well-established company, and there are no indications that it is financially troubled at December 31, 2025. No other broker or one insured accounted for more than 10 percent of our gross premiums written for these years.

g) Fixed maturities
At December 31, 2025 and 2024, commitments to purchase fixed income securities over the next several years were approximately $1.8 billion and $1.3 billion, respectively.

h) Private equities
Private equities in the Consolidated balance sheets are investments in limited partnerships and partially-owned investment companies. At December 31, 2025, private equities with a carrying value of $16.9 billion had commitments that could require funding of up to $7.2 billion over the next several years. At December 31, 2024, these investments had a carrying value of $14.5 billion with commitments of up to $6.4 billion. The remaining private equities had no funding commitments.

i) Letters of credit
We have access to capital markets and to credit facilities with letter of credit (LOC) capacity of $3.8 billion, $3.0 billion of which can be used for revolving credit. Our existing credit facilities have remaining terms expiring through December 2030, including our $3.0 billion group syndicated credit facility. Our LOC borrowings outstanding was $935 million and $978 million at December 31, 2025 and 2024, respectively.

j) Legal proceedings
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

k) Lease commitments
At December 31, 2025 and 2024, the right-of-use asset was $1,025 million and $824 million, respectively, recorded within Other assets, and the lease liability was $1,214 million and $942 million, respectively, recorded within Accounts payable, accrued expenses, and other liabilities on the Consolidated balance sheets. These leases consist principally of real estate operating leases that are amortized on a straight-line basis over the term of the lease, which expire at various dates. As of December 31, 2025, the weighted average remaining lease term and weighted average discount rate for the operating leases was 14.5 years and 5.0 percent, respectively. Rent expense was $239 million, $214 million, and $181 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Future minimum lease payments under the operating leases are expected to be as follows:

For the years ending December 31
(in millions of U.S. dollars)
Undiscounted cash flows:
2026	$210
2027	175
2028	142
2029	120
2030	103
Thereafter	1,142
Total undiscounted lease payments	$1,892
Less: Present value adjustment	678
Net lease liabilities reported as of December 31, 2025	$1,214

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

Dividend approval
At our May 2025 annual general meeting, our shareholders approved an annual dividend for the following year of up to $3.88 per share, expected to be paid in four quarterly installments of $0.97 per share after the annual general meeting by way of distribution from capital contribution reserves, transferred to free reserves for payment. The Board of Directors (Board) will determine the record and payment dates at which the annual dividend may be paid until the date of the 2026 annual general meeting, and is authorized to abstain from distributing a dividend at its discretion. The first three quarterly installments each of $0.97 per share, have been declared by the Board and distributed as expected.

At our May 2024 and 2023 annual general meetings, our shareholders approved annual dividends for the following year of up to $3.64 per share and $3.44 per share, respectively, which were paid in four quarterly installments of $0.91 per share and $0.86 per share, respectively, at dates determined by the Board after the annual general meeting by way of a distribution from capital contribution reserves, transferred to free reserves for payment.

Dividend distributions
Under Swiss corporate law, dividends must be stated in Swiss francs though dividend payments are made by Chubb in U.S. dollars. We issue dividends without subjecting them to withholding tax by way of distributions from capital contribution reserves and payment out of free reserves.

The following table presents dividend distributions per Common Share in Swiss francs (CHF) and U.S. dollars (USD):

	Year Ended December 31
		2025		2024		2023
	CHF	USD	CHF	USD	CHF	USD
Total dividend distributions per common share	3.18	$3.82	3.15	$3.59	3.05	$3.41

b) Shares issued, outstanding, authorized, and conditional

	Year Ended December 31
	2025	2024	2023
Common Shares authorized and issued, beginning of year	419,625,986	431,451,586	446,376,614
Cancellation of treasury shares	(7,518,565)	(11,825,600)	(14,925,028)
Common Shares authorized and issued, end of year	412,107,421	419,625,986	431,451,586
Common Shares in treasury, beginning of year	(18,922,323)	(26,181,949)	(31,781,758)
Net shares issued under employee share-based compensation plans	2,384,138	2,952,591	2,500,381
Shares repurchased	(11,986,574)	(7,518,565)	(11,825,600)
Cancellation of treasury shares	7,518,565	11,825,600	14,925,028
Common Shares in treasury, end of year	(21,006,194)	(18,922,323)	(26,181,949)
Common Shares outstanding, end of year	391,101,227	400,703,663	405,269,637

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

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

Capital band for share capital increases and reductions
In accordance with Swiss law, the Board has shareholder-approved authority as set forth in the Articles of Association to increase or decrease the share capital by up to 20 percent from time to time until May 15, 2026, within the upper limit of CHF 247,264,452.50, corresponding to 494,528,905 registered shares, each to be fully paid up, with a par value of CHF 0.50 each, and the lower limit of CHF 164,842,968.50, corresponding to 329,685,937 registered shares, each to be fully paid up, with a par value of CHF 0.50 each. Any such increases or decreases would be subject to Swiss law and procedures and the Articles of Association.

Conditional share capital for bonds and similar debt instruments
Chubb's share capital may be increased through the issuance of a maximum of 33,000,000 fully paid up Common Shares (with a par value of CHF 0.50 as of December 31, 2025) through the exercise of conversion and/or option or warrant rights granted in connection with bonds, notes, or similar instruments, issued or to be issued by Chubb, including convertible debt instruments.

Conditional share capital for employee benefit plans
Chubb's share capital may be increased through the issuance of a maximum of 25,410,929 fully paid up Common Shares (with a par value of CHF 0.50 as of December 31, 2025) in connection with the exercise of option rights granted to any employee of Chubb, director or other person providing services to Chubb.

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

•$2.5 billion of Chubb Common Shares from May 19, 2022 through June 30, 2023;
•$5.0 billion of Chubb Common Shares effective July 1, 2023 with no expiration date (revoked June 30, 2025 in connection with new authorization); and
•$5.0 billion of Chubb Common Shares effective July 1, 2025 with no expiration date.

Share repurchases may be in the open market, in privately negotiated transactions, block trades, accelerated repurchases and through option or other forward transactions. The following table presents repurchases of Chubb's Common Shares conducted in a series of open market transactions under the Board authorizations:

	Year Ended December 31			January 1, 2026 through
(in millions of U.S. dollars, except share data)	2025	2024	2023	February 26, 2026
Number of shares repurchased	11,986,574	7,518,565	11,825,600	1,716,988
Cost of shares repurchased	$3,387	$2,024	$2,478	$551

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

e) Accumulated other comprehensive income (loss)
The following table presents changes in accumulated other comprehensive income (loss):

	Year Ended December 31
(in millions of U.S. dollars)	2025	2024	2023
Accumulated other comprehensive income (loss) (AOCI)
Net unrealized appreciation (depreciation) on investments
Balance – beginning of year, net of tax	$(4,552)	$(4,177)	$(7,279)
Change in year, before reclassification from AOCI (before tax)	2,452	(553)	2,948
Amounts reclassified from AOCI (before tax)	203	302	500
Change in year, before tax	2,655	(251)	3,448
Income tax expense	(133)	(110)	(328)
Total other comprehensive income (loss)	2,522	(361)	3,120
Noncontrolling interests, net of tax	(33)	14	18
Balance – end of year, net of tax	(1,997)	(4,552)	(4,177)
Current discount rate on liability for future policy benefits
Balance – beginning of year, net of tax	(539)	51	(75)
Change in year, before tax	235	(701)	84
Income tax benefit	16	8	16
Total other comprehensive income (loss)	251	(693)	100
Noncontrolling interests, net of tax	56	(103)	(26)
Balance – end of year, net of tax	(344)	(539)	51
Instrument-specific credit risk on market risk benefits
Balance – beginning of year, net of tax	(16)	(22)	(24)
Change in year, before tax	(8)	7	2
Income tax (expense) benefit	1	(1)	—
Total other comprehensive income (loss)	(7)	6	2
Noncontrolling interests, net of tax	—	—	—
Balance – end of year, net of tax	(23)	(16)	(22)
Cumulative foreign currency translation adjustment
Balance – beginning of year, net of tax	(4,025)	(2,945)	(2,966)
Change in year, before reclassification from AOCI (before tax)	1,076	(1,158)	—
Amounts reclassified from AOCI (before tax)	(29)	(19)	(13)
Change in year, before tax	1,047	(1,177)	(13)
Income tax (expense) benefit	(20)	39	27
Total other comprehensive income (loss)	1,027	(1,138)	14
Noncontrolling interests, net of tax	137	(58)	(7)
Balance – end of year, net of tax	(3,135)	(4,025)	(2,945)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

	Year Ended December 31
(in millions of U.S. dollars)	2025	2024	2023
Accumulated other comprehensive income (loss) (AOCI) - continued
Fair value hedging instruments
Balance – beginning of year, net of tax	50	(13)	(66)
Change in year, before reclassification from AOCI (before tax)	76	(38)	101
Amounts reclassified from AOCI (before tax)	(212)	118	(34)
Change in year, before tax	(136)	80	67
Income tax (expense) benefit	28	(17)	(14)
Total other comprehensive income (loss)	(108)	63	53
Noncontrolling interests, net of tax	—	—	—
Balance – end of year, net of tax	(58)	50	(13)
Postretirement benefit liability adjustment
Balance – beginning of year, net of tax	438	297	225
Change in year, before tax	185	177	90
Income tax expense	(41)	(36)	(18)
Total other comprehensive income	144	141	72
Noncontrolling interests, net of tax	—	—	—
Balance – end of year, net of tax	582	438	297
Accumulated other comprehensive loss	$(4,975)	$(8,644)	$(6,809)

The following table presents reclassifications from accumulated other comprehensive income (loss) to the consolidated statements of operations:

				Consolidated Statement of Operations Location
	Year Ended December 31
(in millions of U.S. dollars)	2025	2024	2023
Fixed maturities available-for-sale	$(203)	$(302)	$(500)	Net realized gains (losses)
Income tax benefit	33	92	62	Income tax expense
	$(170)	$(210)	$(438)	Net income
Cumulative foreign currency translation adjustment
Cross-currency swaps	$29	$19	$13	Interest expense
Income tax expense	(6)	(4)	(3)	Income tax expense
	$23	$15	$10	Net income
Net gains (losses) of fair value hedging instruments
Cross-currency swaps	$231	$(103)	$50	Net realized gains (losses)
Cross-currency swaps	(19)	(15)	(16)	Interest expense
Income tax (expense) benefit	(45)	25	(7)	Income tax expense
	$167	$(93)	$27	Net income
Total amounts reclassified from AOCI	$20	$(288)	$(401)

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

Under the Amended 2016 LTIP, 32,900,000 Common Shares are authorized to be issued (which includes all shares available for delivery since the establishment of the Chubb Limited 2016 Long-Term Incentive Plan in 2016). This is in addition to any shares subject to awards outstanding under the ACE Limited 2004 Long-Term Incentive Plan (2004 LTIP) immediately prior to the effective date of the Amended 2016 LTIP that are forfeited, expired or canceled after such effective date without delivery of shares (or which result in forfeiture of shares back to Chubb). At December 31, 2025, a total of 7,879,066 shares remain available for future issuance under the Amended 2016 LTIP, which includes shares forfeited, expired or canceled relating to grants under the 2004 LTIP.

Under the Employee Stock Purchase Plan (ESPP), 9,000,000 shares are authorized to be issued. At December 31, 2025, a total of 2,462,061 shares remain available for issuance under the ESPP.

Chubb generally issues Common Shares for the exercise of stock options, restricted stock, and purchases under the ESPP from Common Shares in treasury.

The following table presents pre-tax and after-tax share-based compensation expense:

	Year Ended December 31
(in millions of U.S. dollars)	2025	2024	2023
Stock options and shares issued under ESPP:
Pre-tax	$91	$83	$71
After-tax (1)	$58	$49	$56
Restricted stock:
Pre-tax	$308	$274	$253
After-tax (1)	$234	$210	$202
(1)The windfall tax benefit recorded to Income tax expense in the Consolidated statement of operations was $36 million, $42 million, and $19 million for the years ended December 31, 2025, 2024, and 2023, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Unrecognized compensation expense related to the unvested portion of Chubb's employee share-based awards of restricted stock, restricted stock units, and stock options was $436 million at December 31, 2025, and is expected to be recognized over a weighted-average period of approximately 1.4 years.
Stock options
Both incentive and non-qualified stock options are principally granted at an option price per share equal to the grant date fair value of Chubb's Common Shares. Stock options are generally granted with a 3-year vesting period and a 10-year term. Stock options vest in equal annual installments over the respective vesting period, which is also the requisite service period.

Chubb's 2025 share-based compensation expense includes a portion of the cost related to the 2022 through 2025 stock option grants. Stock option fair value was estimated on the grant date using the Black-Scholes option-pricing model that uses the weighted-average assumptions noted below:

	Year Ended December 31
	2025	2024	2023
Dividend yield	1.3%	1.4%	1.7%
Expected volatility	23.0%	22.0%	23.0%
Risk-free interest rate	4.0%	4.3%	4.1%
Expected life	5.6 years	5.7 years	5.7 years

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

The following table presents a roll-forward of Chubb's stock options:

(Intrinsic Value in millions of U.S. dollars)	Number of Options	Weighted-Average Exercise Price	Weighted-Average Fair Value	Total Intrinsic Value
Options outstanding, December 31, 2022	10,410,278	$146.81
Granted	1,540,002	$208.60	$51.32
Exercised	(1,249,350)	$127.45		$107
Forfeited and expired	(220,046)	$191.57
Options outstanding, December 31, 2023	10,480,884	$157.24
Granted	1,360,644	$254.84	$64.15
Exercised	(2,173,668)	$136.82		$265
Forfeited and expired	(156,141)	$218.64
Options outstanding, December 31, 2024	9,511,719	$174.86
Granted	1,253,605	$289.69	$74.75
Exercised	(1,700,878)	$151.76		$232
Forfeited and expired	(185,639)	$253.07
Options outstanding, December 31, 2025	8,878,807	$193.86		$1,050
Options exercisable, December 31, 2025	6,469,130	$167.80		$934

The weighted-average remaining contractual term was 5.5 years for stock options outstanding and 4.4 years for stock options exercisable at December 31, 2025. Cash received from the exercise of stock options totaled $257 million, $295 million, and $158 million for the years ended December 31, 2025, 2024, and 2023, respectively.

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

Chubb's 2025 share-based compensation expense includes a portion of the cost related to the restricted stock granted in the years 2021 through 2025.

The following table presents a roll-forward of our restricted stock awards and restricted stock units. Included in the roll-forward below are 11,699 restricted stock awards, 10,388 restricted stock awards, and 12,994 restricted stock awards that were granted to non-management directors during the years ended December 31, 2025, 2024, and 2023, respectively:

	Service-based Restricted Stock Awards and Restricted Stock Units		Performance-based Restricted Stock Awards and Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested restricted stock, December 31, 2022	2,853,870	$172.39	794,792	$173.83
Granted	1,166,706	$208.07	407,825	$208.60
Vested	(1,142,911)	$161.88	(203,533)	$150.11
Forfeited	(203,850)	$186.58	—	$—
Unvested restricted stock, December 31, 2023	2,673,815	$191.35	999,084	$192.85
Granted	1,009,991	$255.16	392,775	$254.34
Vested	(1,077,560)	$181.12	(294,315)	$164.75
Forfeited	(146,931)	$213.90	—	$—
Unvested restricted stock, December 31, 2024	2,459,315	$220.78	1,097,544	$222.39
Granted	931,696	$289.69	392,905	$289.69
Vested	(979,920)	$207.81	(269,950)	$199.09
Forfeited	(172,049)	$249.10	(26,994)	$199.09
Unvested restricted stock, December 31, 2025	2,239,042	$252.96	1,193,505	$250.35

Cash used to settle taxes on vested shares totaled $128 million, $128 million, and $101 million for the years ended December 31, 2025, 2024, and 2023, respectively and is included in Other in cash flows from financing activities in the Consolidated statements of cash flows.

Prior to 2009, legacy ACE granted restricted stock units with a 1-year vesting period to non-management directors. Delivery of Common Shares on account of these restricted stock units to non-management directors is deferred until after the date of the non-management directors' termination from the Board. Legacy Chubb Corp historically allowed directors and certain key employees of Chubb Corp and its subsidiaries to defer a portion of their compensation earned with respect to services performed in the form of deferred stock units. In addition, legacy Chubb Corp provided supplemental retirement benefits for certain employees through its Defined Contribution Excess Benefit Plan in the form of deferred shares of stock. The minimum vesting period under these legacy Chubb Corp deferred plans was 1-year and the maximum was 3-years. Employees and directors had the option to elect to receive their awards at a future specified date or upon their termination of service with Chubb. At December 31, 2025, there were 92,964 deferred restricted stock units.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

ESPP
The ESPP gives participating employees the right to purchase Common Shares through payroll deductions during consecutive subscription periods at a purchase price of 85 percent of the fair value of a Common Share on the exercise date (Purchase Price). Annual purchases by participants are limited to the number of whole shares that can be purchased by an amount equal to ten percent of the participant's compensation or $25,000, whichever is less. The ESPP has two six-month subscription periods each year, the first of which runs between January 1 and June 30 and the second of which runs between July 1 and December 31. The amounts collected from participants during a subscription period are used on the exercise date to purchase full shares of Common Shares. An exercise date is generally the last trading day of a subscription period. The number of shares purchased is equal to the total amount, at the exercise date, collected from the participants through payroll deductions for that subscription period, divided by the Purchase Price, rounded down to the next full share. Participants may withdraw from an offering before the exercise date and obtain a refund of amounts withheld through payroll deductions. Pursuant to the provisions of the ESPP, during the years ended December 31, 2025, 2024, and 2023, employees paid $70 million, $61 million, and $54 million to purchase 275,157 shares, 272,350 shares, and 305,604 shares, respectively.

17. Postretirement benefits

Chubb provides postretirement benefits to eligible employees and their dependents through various defined contribution plans sponsored by Chubb. In addition, for certain employees, Chubb sponsors other postretirement benefit plans and defined benefit pension plans.
Defined contribution plans (including 401(k))
Under these plans, employees' contributions may be supplemented by Chubb matching contributions based on the level of employee contribution. These contributions are invested at the election of each employee in one or more of several investment portfolios offered by a third-party investment advisor. Expenses for these plans totaled $317 million, $298 million, and $283 million for the years ended December 31, 2025, 2024, and 2023, respectively.

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

Additionally, as of December 31, 2025, the employer subsidy for the U.S. retiree healthcare and life insurance plan that was in place for certain employees was eliminated. In the fourth quarter of 2025, Chubb applied final settlement accounting to the U.S. retiree healthcare and life insurance plan. A pre-tax settlement gain of $8 million was recognized in the Consolidated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

statements of operations during the period. Chubb plans to withdraw excess plan assets from the U.S. retiree healthcare and life insurance plan in 2026, consistent with applicable law. The reversion of these assets is expected to be subject to an excise tax. Excess plan assets are shown as a negative outflow in foreign currency revaluation and other in the funded status table below. Excess plan assets are reported in Short-term investments and Fixed maturities available for sale in the Consolidated balance sheets as of December 31, 2025.

Obligations and funded status
The funded status of the pension and other postretirement benefit plans as well as the amounts recognized in the Consolidated balance sheets and Accumulated other comprehensive income (loss) at December 31, 2025 and 2024, was as follows:

	Pension Benefit Plans				Other Postretirement Benefit Plans
	2025		2024		2025	2024
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
(in millions of U.S. dollars)
Benefit obligation, beginning of year	$2,654	$684	$2,833	$743	$25	$36
Service cost	—	9	—	9	1	1
Interest cost	135	37	134	36	1	2
Actuarial loss (gain)	34	(22)	(162)	(54)	(1)	(2)
Benefits paid	(158)	(39)	(151)	(37)	(4)	(10)
Amendments	—	—	—	1	—	—
Foreign currency revaluation and other	—	41	—	(14)	6	(2)
Benefit obligation, end of year	$2,665	$710	$2,654	$684	$28	$25
Plan assets at fair value, beginning of year	$3,687	$965	$3,589	$986	$62	$69
Actual return on plan assets	446	76	243	12	3	3
Employer contributions	6	12	6	13	—	—
Benefits paid	(158)	(39)	(151)	(37)	(10)	(10)
Foreign currency revaluation and other	—	51	—	(9)	(55)	—
Plan assets at fair value, end of year	$3,981	$1,065	$3,687	$965	$—	$62
Funded status at end of year	$1,316	$355	$1,033	$281	$(28)	$37
Amounts recognized in the Consolidated balance sheets:
Assets	$1,350	$414	$1,074	$335	$—	$57
Liabilities	(34)	(59)	(41)	(54)	(28)	(20)
Total	$1,316	$355	$1,033	$281	$(28)	$37
Amounts recognized in Accumulated other comprehensive income (loss), pre-tax, not yet recognized in net periodic cost (benefit):
Net actuarial loss (gain)	$(717)	$(30)	$(563)	$11	$(1)	$(11)
Prior service cost (benefit)	—	8	—	8	(3)	(3)
Total	$(717)	$(22)	$(563)	$19	$(4)	$(14)

For the U.S. pension plans, the $34 million actuarial loss and $162 million actuarial gain experienced in 2025 and 2024, respectively, were principally driven by the change in discount rates. In addition, for the non-U.S. pension plans, the $22 million and $54 million actuarial gain experienced in 2025 and 2024, respectively, were principally driven by the change in discount rates.
The accumulated benefit obligation for the pension benefit plans was $3.3 billion at December 31, 2025 and 2024. The accumulated benefit obligation is the present value of pension benefits earned as of the measurement date based on employee service and compensation prior to that date. For the non-U.S. pension plans, this differs from the pension (projected) benefit obligation in the table above in that the accumulated benefit obligation includes no assumptions regarding future compensation levels.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Chubb’s funding policy is to contribute amounts that meet regulatory requirements plus additional amounts determined based on actuarial valuations, market conditions and other factors. All benefit plans satisfy minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA).

The following table provides information on pension plans where the benefit obligation is in excess of plan assets at December 31, 2025 and 2024:

	2025		2024
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
(in millions of U.S. dollars)
Plans with projected benefit obligation in excess of plan assets:
Projected benefit obligation	$34	$110	$41	$95
Fair value of plan assets	—	51	—	41
Net funded status	$(34)	$(59)	$(41)	$(54)
Plans with accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	$34	$89	$41	$70
Fair value of plan assets	$—	$51	$—	$38

For other postretirement benefit plans with an accumulated benefit obligation in excess of plan assets, the accumulated benefit obligation was $28 million and $20 million at December 31, 2025 and 2024, respectively. These plans have no plan assets.

At December 31, 2025, we estimate that we will contribute $17 million to the pension plans and $1 million to the other postretirement benefits plan in 2026. The estimate is subject to change due to contribution decisions that are affected by various factors including our liquidity, market performance, and management discretion.
At December 31, 2025, our estimated expected future benefit payments are as follows:

	Pension Benefit Plans		Other Postretirement Benefit Plans
For the years ending December 31	U.S. Plans	Non-U.S. Plans
(in millions of U.S. dollars)
2026	$184	$48	$1
2027	187	42	1
2028	190	41	2
2029	194	43	2
2030	195	47	2
2031-2035	972	251	10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The weighted-average assumptions used to determine the projected benefit obligation were as follows:

	Pension Benefit Plans
	U.S. Plans	Non-U.S. Plans	Other Postretirement Benefit Plans

December 31, 2025
Discount rate	5.39%	5.66%	6.91%
Rate of compensation increase (1)	N/A	3.47%	N/A
Interest crediting rate	4.75%
December 31, 2024
Discount rate	5.56%	5.62%	6.46%
Rate of compensation increase (1)	N/A	3.61%	N/A
Interest crediting rate	4.43%
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

The components of net pension and other postretirement benefit costs (benefits) reflected in Net income and other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) were as follows:

	Pension Benefit Plans						Other Postretirement Benefit Plans
	U.S. Plans			Non-U.S. Plans
Year Ended December 31	2025	2024	2023	2025	2024	2023	2025	2024	2023
(in millions of U.S. dollars)
Costs reflected in Net income, pre-tax:
Service cost	$—	$—	$—	$9	$9	$7	$1	$1	$—
Non-service cost (benefit):
Interest cost	135	134	138	37	36	36	1	2	2
Expected return on plan assets	(250)	(244)	(225)	(57)	(50)	(51)	(3)	(3)	(3)
Amortization of net actuarial (gain) loss	(8)	(2)	—	1	1	—	(3)	(2)	(1)
Amortization of prior service cost (benefit)	—	—	—	—	—	1	—	(1)	—
Settlements	1	1	3	1	1	4	(8)	—	—
Total non-service cost (benefit)	(122)	(111)	(84)	(18)	(12)	(10)	(13)	(4)	(2)
Net periodic benefit cost (benefit)	$(122)	$(111)	$(84)	$(9)	$(3)	$(3)	$(12)	$(3)	$(2)
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss)
Net actuarial loss (gain)	$(161)	$(161)	$(111)	$(40)	$(15)	$22	$(1)	$(3)	$2
Amortization of net actuarial gain (loss)	8	2	—	—	(1)	—	3	2	1
Amortization of prior service benefit	—	—	—	—	—	—	—	1	—
Settlements	(1)	(1)	(3)	(1)	(1)	(1)	8	—	—
Total decrease (increase) in other comprehensive income (loss), pre-tax	$(154)	$(160)	$(114)	$(41)	$(17)	$21	$10	$—	$3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The line items in which the service cost and non-service cost (benefit) components of net periodic benefit cost (benefit) are included in the Consolidated statements of operations were as follows:

	Pension Benefit Plans			Other Postretirement Benefit Plans
Year Ended December 31	2025	2024	2023	2025	2024	2023
(in millions of U.S. dollars)
Service cost:
Administrative expenses	$9	$9	$7	$1	$1	$—
Total service cost	9	9	7	1	1	—
Non-service cost (benefit):
Losses and loss expenses	(13)	(12)	(9)	(2)	(1)	—
Administrative expenses	(127)	(111)	(85)	(11)	(3)	(2)
Total non-service cost (benefit)	(140)	(123)	(94)	(13)	(4)	(2)
Net periodic benefit cost (benefit)	$(131)	$(114)	$(87)	$(12)	$(3)	$(2)

The weighted-average assumptions used to determine the net periodic pension and other postretirement benefit costs were as follows:

	Pension Benefit Plans
	U.S. Plans	Non-U.S. Plans	Other Postretirement Benefit Plans
Year Ended December 31
2025
Discount rate in effect for determining service cost	N/A	6.93%	5.37%
Discount rate in effect for determining interest cost	5.26%	5.43%	6.32%
Rate of compensation increase	N/A	3.61%	N/A
Expected long-term rate of return on plan assets	7.00%	5.88%	4.00%
Interest crediting rate	4.43%	N/A	N/A
2024
Discount rate in effect for determining service cost	N/A	6.67%	5.23%
Discount rate in effect for determining interest cost	4.88%	5.12%	6.01%
Rate of compensation increase	N/A	3.73%	N/A
Expected long-term rate of return on plan assets	7.00%	5.24%	4.00%
Interest crediting rate	4.55%	N/A	N/A
2023
Discount rate in effect for determining service cost	N/A	6.57%	5.67%
Discount rate in effect for determining interest cost	5.13%	5.28%	5.84%
Rate of compensation increase	N/A	3.98%	N/A
Expected long-term rate of return on plan assets	7.00%	5.42%	4.00%
Interest crediting rate	4.32%	N/A	N/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The weighted-average healthcare cost trend rate assumptions used to measure the expected cost of healthcare benefits were as follows:

	U.S. Plans			Non-U.S. Plans
	2025	2024	2023	2025	2024	2023
Healthcare cost trend rate	5.98%	6.52%	5.57%	4.98%	4.94%	5.08%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.00%	4.00%	4.00%	4.08%	4.10%	4.08%
Year that the rate reaches the ultimate trend rate	2048	2048	2046	2040	2040	2040

Plan Assets
The long-term objective of the pension plan is to provide sufficient funding to cover expected benefit obligations, while assuming a prudent level of portfolio risk. The assets of the pension plan are invested, either directly or through pooled funds, in a diversified portfolio of predominately equity securities and fixed maturities. We seek to obtain a rate of return that over time equals or exceeds the returns of the broad markets in which the plan assets are invested. The target allocation of U.S. plan assets is 50 percent to 60 percent invested in equity securities (including certain other investments measured using NAV), with the remainder primarily invested in fixed maturities and private equity investments. The target allocation of non-U.S. plans varies by country, but the plan assets are principally invested in fixed maturities. We rebalance our pension assets to the target allocation as market conditions permit. We determined the expected long-term rate of return assumption for each asset class based on an analysis of the historical returns and the expectations for future returns. The expected long-term rate of return for the portfolio is a weighted aggregation of the expected returns for each asset class.

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

December 31, 2025	Pension Benefit Plans
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
U.S. Plans:
Short-term investments	$43	$—	$—	$43
U.S. Treasury / Agency	462	174	—	636
Non-U.S. and corporate bonds	—	595	—	595
U.S. and local government securities	—	6	—	6
Equity securities	1,692	—	—	1,692
Investment derivative instruments	1	—	—	1
Total U.S. Plan assets (1)	$2,198	$775	$—	$2,973
Non-U.S. Plans:
Short-term investments	$33	$—	$—	$33
Non-U.S. and corporate bonds	—	470	—	470
Equity securities	43	241	5	289
Total Non-U.S. Plan assets (1)	$76	$711	$5	$792
(1)Excluded from the table above are $780 million and $253 million of other investments related to the U.S. Plans and Non-U.S. Plans, respectively, private equities of $223 million and $20 million in U.S. Plans and Non-U.S. Plans, respectively, measured using NAV as a practical expedient, and $5 million in cash and accrued income related to the U.S. Plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

December 31, 2024	Pension Benefit Plans
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
U.S. Plans:
Short-term investments	$59	$—	$—	$59
U.S. Treasury / Agency	453	88	—	541
Non-U.S. and corporate bonds	—	593	—	593
U.S. and local government securities	—	6	—	6
Equity securities	1,547	—	—	1,547
Investment derivative instruments	1	—	—	1
Total U.S. Plan assets (1)	$2,060	$687	$—	$2,747
Non-U.S. Plans:
Short-term investments	$22	$—	$—	$22
Non-U.S. and corporate bonds	—	435	—	435
Equity securities	38	225	5	268
Total Non-U.S. Plan assets (1)	$60	$660	$5	$725
(1)Excluded from the table above are $714 million and $222 million of other investments related to the U.S. Plans and Non-U.S. Plans, respectively, private equities of $223 million and $18 million in U.S. Plans and Non-U.S. Plans, respectively, measured using NAV as a practical expedient, and $3 million in cash and accrued income related to the U.S. Plans.

Following the elimination of the U.S. retiree healthcare and life insurance plan at December 31, 2025, the other postretirement benefit plan had no plan assets. At December 31, 2024, the other postretirement benefit plan had $62 million of plan assets, of which $23 million of fixed maturities were categorized as Level 2, and $39 million of other investments were measured using NAV as a practical expedient.

18. Other income and expense

	Year Ended December 31
(in millions of U.S. dollars)	2025	2024	2023
Equity in net income (loss) of partially-owned entities	$1,143	$967	$867
Gains (losses) from fair value changes in separate account assets	96	(8)	(45)
Asset management and performance fee revenue	285	265	136
Asset management and performance fee expense	(171)	(146)	(75)
Federal excise and capital taxes	(24)	(21)	(24)
Other	(32)	(34)	(23)
Total	$1,297	$1,023	$836

Equity in net income of partially-owned entities includes our share of net income or loss, both underlying operating income and mark-to-market movement, related to partially-owned investment companies (private equity) where we own more than three percent, and partially-owned insurance companies. This line item includes mark-to-market gains (losses) on private equities of $711 million, $537 million, and $434 million for the years ended December 31, 2025, 2024, and 2023, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

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

•The North America Commercial P&C Insurance segment comprises operations that provide P&C and A&H insurance and services to large, middle market, and small commercial businesses in the U.S., Canada, and Bermuda. This segment includes our retail divisions: Major Accounts; Commercial Insurance, including Small & Lower Midmarket; Chubb Bermuda, our high excess business; and Westchester, our wholesale and specialty division. These divisions write a variety of coverages, including property, casualty, workers’ compensation, package policies, risk management, financial lines, marine, construction, environmental, medical risk, cyber risk, surety, excess casualty, and A&H insurance.

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

•The Overseas General Insurance segment includes the business written by two Chubb divisions that provides both commercial and consumer P&C insurance and services in the countries and territories outside of North America where the company operates. Chubb International, our retail division, provides commercial P&C, A&H and traditional and specialty personal lines for large corporations, middle markets and small customers through retail brokers, agents and other channels locally around the world. CGM provides commercial P&C excess and surplus lines wholesale business primarily through wholesale brokers in the London market and through Lloyd’s. These divisions write a variety of coverages, including traditional commercial P&C, specialty categories such as financial lines, marine, energy, aviation, political risk and construction, as well as group A&H and traditional and specialty personal lines.

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

•The Life Insurance segment includes our international life operations (Chubb Life), which includes individual life and group benefit insurance primarily in Asia and Latin America. The Life Insurance segment also includes Chubb Tempest Life Re (Chubb Life Re), and Chubb Benefits.

Corporate primarily includes the results of all run-off A&E exposures, run-off Brandywine business, Westchester specialty operations for 1996 and prior years, and certain other run-off exposures, including molestation claims and is shown in the tables below as reconciling items. In addition, Corporate includes the results of our non-insurance companies including Chubb

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

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

Revenue and expenses managed at the corporate level, including Net realized gains (losses), Market risk benefits gains (losses), Interest expense, Integration expenses and severance, Income tax expense, and Net income (loss) attributable to noncontrolling interests are reported within Corporate. Integration expenses and severance are one-time costs that are directly attributable to third-party consulting fees, employee-related retention costs, and other professional and legal fees, as well as severance expenses incurred as part of transformation initiatives to enhance operational efficiency. These items are not allocated to the segment level as they are one-time in nature and are not related to the ongoing business activities of the segment. The CODM does not manage segment results or allocate resources to segments when considering these costs, and therefore integration expenses and severance are excluded from our definition of Segment income (loss).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following tables present the Statement of Operations by segment:

For the Year Ended December 31, 2025 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Total
Net premiums written	$21,280	$7,024	$2,926	$15,024	$1,309	$7,279	$54,842
Net premiums earned	20,381	6,763	2,919	14,374	1,353	7,224	53,014
Losses and loss expenses	12,313	4,517	2,239	6,589	640	109
Policy benefits	—	—	—	470	—	4,961
Policy acquisition costs	2,891	1,337	169	3,724	396	1,330
Administrative expenses	1,394	336	(6)	1,435	37	836
Underwriting income	3,783	573	517	2,156	280	NM
Net investment income	3,840	486	86	1,139	354	1,127
Other (income) expense	59	3	2	50	—	(165)
Amortization of purchased intangibles	5	8	24	78	—	38
Segment income	$7,559	$1,048	$577	$3,167	$634	$1,242	$14,227
Net realized gains (losses)							211
Market risk benefits gains (losses)							(288)
Interest expense							764
Integration expenses and severance							79
Corporate underwriting loss							(781)
Corporate net investment loss							(93)
Corporate other (income) expense							(676)
Corporate amortization of purchased intangibles							148
Other reclassification							83
Income before income tax							$13,044
NM – not meaningful. Underwriting income is not used as a basis for segment performance for the Life Insurance segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

For the Year Ended December 31, 2024 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Total
Net premiums written	$20,589	$6,532	$2,703	$13,972	$1,346	$6,326	$51,468
Net premiums earned	20,008	6,188	2,705	13,400	1,272	6,273	49,846
Losses and loss expenses	12,737	3,584	2,170	6,414	711	112
Policy benefits	—	—	—	408	—	4,101
Policy acquisition costs	2,718	1,239	191	3,410	342	1,202
Administrative expenses	1,337	351	(10)	1,351	39	880
Underwriting income	3,216	1,014	354	1,817	180	NM
Net investment income	3,556	433	84	1,136	253	1,003
Other (income) expense	32	1	1	14	—	(159)
Amortization of purchased intangibles	3	9	25	81	—	42
Segment income	$6,737	$1,437	$412	$2,858	$433	$1,098	$12,975
Net realized gains (losses)							117
Market risk benefits gains (losses)							(140)
Interest expense							741
Integration expenses and severance							39
Corporate underwriting loss							(731)
Corporate net investment loss							(105)
Corporate other (income) expense							(490)
Corporate amortization of purchased intangibles							163
Other reclassification							(208)
Income before income tax							$11,455
NM – not meaningful. Underwriting income is not used as a basis for segment performance for the Life Insurance segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

For the Year Ended December 31, 2023 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Total
Net premiums written	$19,237	$5,878	$3,188	$12,575	$1,018	$5,465	$47,361
Net premiums earned	18,416	5,536	3,169	12,231	962	5,398	45,712
Losses and loss expenses	11,256	3,511	2,874	5,643	426	114
Policy benefits	—	—	—	457	—	3,216
Policy acquisition costs	2,515	1,128	150	3,113	264	1,089
Administrative expenses	1,250	329	(1)	1,219	37	771
Underwriting income	3,395	568	146	1,799	235	NM
Net investment income	3,017	358	63	895	208	756
Other (income) expense	22	3	1	(25)	(2)	(115)
Amortization of purchased intangibles	—	9	25	70	—	30
Segment income	$6,390	$914	$183	$2,649	$445	$1,049	$11,630
Net realized gains (losses)							(607)
Market risk benefits gains (losses)							(307)
Interest expense							672
Integration expenses and severance							69
Corporate underwriting loss							(683)
Corporate net investment income							25
Corporate other (income) expense							(380)
Corporate amortization of purchased intangibles							176
Other reclassification							5
Income before income tax							$9,526
NM – not meaningful. Underwriting income is not used as a basis for segment performance for the Life Insurance segment.

Underwriting assets are reviewed in total by management for purposes of decision-making. Other than certain insurance related balances, Goodwill and Other intangible assets, Chubb does not allocate assets to its segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following table presents net premiums earned for each segment by line of business:

	For the Year Ended December 31
(in millions of U.S. dollars)	2025	2024	2023
North America Commercial P&C Insurance
Property & other short-tail lines	$4,917	$4,756	$3,985
Casualty & all other	14,919	14,560	13,764
A&H	545	692	667
Total North America Commercial P&C Insurance	20,381	20,008	18,416
North America Personal P&C Insurance
Personal automobile	1,089	968	859
Personal homeowners	4,648	4,293	3,833
Personal other	1,026	927	844
Total North America Personal P&C Insurance	6,763	6,188	5,536
North America Agricultural Insurance	2,919	2,705	3,169
Overseas General Insurance
Property & other short-tail lines	4,689	4,338	3,831
Casualty & all other	3,809	3,705	3,526
Personal lines	3,198	2,785	2,405
A&H	2,678	2,572	2,469
Total Overseas General Insurance	14,374	13,400	12,231
Global Reinsurance
Property	525	490	331
Property catastrophe	258	232	159
Casualty & all other	570	550	472
Total Global Reinsurance	1,353	1,272	962
Life Insurance
Life	3,845	3,049	2,301
A&H	3,379	3,224	3,097
Total Life Insurance	7,224	6,273	5,398
Total net premiums earned	$53,014	$49,846	$45,712

The following table presents net premiums earned by geographic region. Allocations have been made on the basis of location of risk:

	North America	Europe (1)	Asia (2)	Latin America
2025	63%	11%	20%	6%
2024	64%	11%	19%	6%
2023	65%	11%	18%	6%
(1)     Europe includes Middle East and Africa regions.
(2)     Includes the consolidated results of Huatai Group effective July 1, 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

20. Earnings per share

	Year Ended December 31
(in millions of U.S. dollars, except share and per share data)	2025	2024	2023
Numerator:
Net income	$10,622	$9,640	$9,015
Net income (loss) attributable to noncontrolling interests	312	368	(13)
Net income attributable to Chubb	$10,310	$9,272	$9,028
Denominator:
Denominator for basic earnings per share attributable to Chubb:
Weighted-average shares outstanding	397,611,884	404,189,749	410,845,263
Denominator for diluted earnings per share attributable to Chubb:
Share-based compensation plans	3,901,454	4,296,686	3,357,305
Weighted-average shares outstanding and assumed conversions	401,513,338	408,486,435	414,202,568
Basic earnings per share attributable to Chubb	$25.93	$22.94	$21.97
Diluted earnings per share attributable to Chubb	$25.68	$22.70	$21.80
Potential anti-dilutive share conversions	1,463,017	1,150,169	2,385,099

Excluded from weighted-average shares outstanding and assumed conversions is the impact of securities that would have been anti-dilutive during the respective years. These securities consisted of stock options in which the underlying exercise prices were greater than the average market prices of our Common Shares. Refer to Note 16 for additional information on stock options.

21. Related party transactions

ABR Re
At December 31, 2025, we owned 19.1 percent of the common equity of ABR Reinsurance Capital Holdings Ltd. ABR Reinsurance Capital Holdings Ltd., is the parent company of ABR Reinsurance Ltd. (ABR Re), an independent reinsurance company. Through long-term arrangements, Chubb is the sole source of reinsurance risks ceded to ABR Re, and BlackRock, Inc. serves as an investment management service provider. As an investor, Chubb is expected to benefit from underwriting profit generated by ABR Re’s reinsuring a wide range of Chubb’s primary insurance business and the income and capital appreciation BlackRock, Inc. seeks to deliver through its investment management services. In addition, Chubb has an arrangement with BlackRock, Inc. under which both Chubb and BlackRock, Inc. will be entitled to an equal share of the aggregate amount of certain fees, including underwriting and investment management performance related fees, in connection with their respective reinsurance and investment management arrangements with ABR Re. In connection with this arrangement with BlackRock, Inc., we recorded income of $3 million, $12 million, and $8 million in 2025, 2024, and 2023, respectively, which is recorded in Other (income) expense on the Consolidated statements of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Transactions generated under ABR Re agreements were as follows:

	Year Ended December 31
(in millions of U.S. dollars)	2025	2024	2023
Consolidated statements of operations
Ceded premiums written	$520	$476	$441
Commissions received	$151	$117	$119
Consolidated balance sheets
Reinsurance recoverable on losses and loss expenses	$1,393	$1,372
Ceded reinsurance premium payable	$110	$112
Aquiline Capital Partners LLC
Chubb invests in private investment funds managed by Aquiline Capital Partners LLC (collectively, Aquiline Funds), of which its chairman is related to a member of our senior management team. We have more than a three percent ownership interest in these funds and therefore account for them under the equity method of accounting. At December 31, 2025, Chubb has approximately $121 million of future contribution commitments to Aquiline Funds. Transactions generated from investments in Aquiline Funds were as follows:

	Year Ended December 31
(in millions of U.S. dollars)	2025	2024	2023
Consolidated statements of operations
Other income (expense)	$90	$60	$36
Consolidated balance sheets
Private equities	$489	$400
Starr Indemnity & Liability Company and its affiliates (collectively, Starr)
We had previously entered into agency, claims services, and underwriting services with Starr, of which its chairman is related to a member of our senior management team. A number of our agreements with Starr were terminated effective as of April 2023. However, Starr continues to provide certain services to Chubb, including claims administration, in respect of insurance policies placed prior to the termination, pursuant to the terms of the applicable agreements. Under the agency agreement, we secured the ability to sell our insurance policies through Starr as one of our non-exclusive agents for writing policies, contracts, binders, or agreements of insurance or reinsurance. Under the claims services agreements, Starr adjusts the claims under policies and arranged for third party treaty and facultative agreements covering such policies. Under the underwriting services agreements, Starr was the underwriter of insurance policies on our behalf and we agreed to reinsure such policies to Starr under quota share reinsurance agreements. Transactions generated under Starr agreements were immaterial in 2025; however, reinsurance recoverable on losses and loss expenses was $235 million at December 31, 2025. Transactions generated in 2024 and 2023 were as follows:

	Year Ended December 31
(in millions of U.S. dollars)	2024	2023
Consolidated statement of operations
Gross premiums written	$10	$216
Ceded premiums written	$24	$115
Commissions paid	$3	$38
Commissions received	$3	$26
Losses and loss expenses	$24	$180
Consolidated balance sheets
Reinsurance recoverable on losses and loss expenses	$328
Ceded reinsurance premium payable	$19

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

22. Statutory financial information

Our subsidiaries file financial statements prepared in accordance with statutory accounting practices prescribed or permitted by insurance regulators. Statutory accounting differs from U.S. GAAP in the reporting of certain reinsurance contracts, investments, subsidiaries, acquisition expenses, fixed assets, deferred income taxes, and certain other items. Some jurisdictions impose complex regulatory requirements on insurance companies while other jurisdictions impose fewer requirements. In some jurisdictions, we must obtain licenses issued by governmental authorities to conduct local insurance business. These licenses may be subject to reserves and minimum capital and solvency tests. Jurisdictions may impose fines, censure, and/or criminal sanctions for violation of regulatory requirements. The 2025 amounts below are based on estimates.

Chubb's insurance and reinsurance subsidiaries are subject to insurance laws and regulations in the jurisdictions in which they operate. These regulations include restrictions that limit the amount of dividends or other distributions, such as loans or cash advances, available to shareholders without prior approval of the local insurance regulatory authorities. The amount of dividends available to be paid in 2026 without prior approval totals $9.6 billion.

The statutory capital and surplus of our insurance subsidiaries met regulatory requirements for 2025, 2024, and 2023. The minimum amounts of statutory capital and surplus required to satisfy these regulatory requirements are not significant in relation to our total statutory capital and surplus. These minimum regulatory capital requirements were significantly lower than the corresponding amounts required by the rating agencies which review Chubb’s insurance and reinsurance subsidiaries.

The following tables present the combined statutory capital and surplus and statutory net income of our Property and casualty and Life subsidiaries:

	December 31
(in millions of U.S. dollars)	2025	2024
Statutory capital and surplus
Property and casualty	$55,554	$48,253
Life	$9,160	$8,970

	Year Ended December 31
(in millions of U.S. dollars)	2025	2024	2023
Statutory net income
Property and casualty	$10,790	$11,118	$8,699
Life	$740	$548	$459

Several insurance subsidiaries follow accounting practices prescribed or permitted by the jurisdiction of domicile that differ from the applicable local statutory practice. The application of prescribed or permitted accounting practices does not have a material impact on Chubb's statutory surplus and income. As prescribed by the Restructuring discussed previously in Note 8, certain of our U.S. subsidiaries discount certain A&E liabilities, which increased statutory capital and surplus by approximately $106 million and $108 million at December 31, 2025 and 2024, respectively.

Federal Insurance Company (Federal), a direct subsidiary of Chubb INA Holdings LLC, has a permitted practice granted by the Indiana Department of Insurance that relates to its investment in a foreign affiliate. Under Statement of Statutory Accounting Principles No. 97, Investments in Subsidiary, Controlled and Affiliated Entities, in order for a reporting entity to admit its investments in foreign subsidiaries and affiliates, audited financial statements of the subsidiary or affiliate must be obtained to support the carrying value. Such financial statements must be prepared in accordance with U.S. GAAP, or alternatively, in accordance with the local statutory requirements in the subsidiary’s or affiliate’s country of domicile, with an audited footnote reconciliation of net income and shareholder’s equity as reported to a U.S. GAAP basis. With the explicit permission of the Indiana Department of Insurance, Federal obtains audited financial statements for its admitted foreign affiliate, which had an aggregate carrying value of approximately $73 million and $72 million at December 31, 2025 and 2024, respectively, prepared in accordance with their respective local statutory requirements and supplemented with a separate unaudited reconciliation of shareholder’s equity as reported to a U.S. GAAP basis.

SCHEDULE I
Chubb Limited and Subsidiaries

SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2025 (in millions of U.S. dollars)	Cost or Amortized Cost, Net (1)	Fair Value	Amount at Which Shown in the Balance Sheet
Short-term investments	$4,840	$4,840	$4,840
Fixed maturities available-for-sale
U.S. and local government securities	3,908	3,714	3,714
Non-U.S.	40,469	40,356	40,356
Corporate and asset-backed securities	48,764	47,886	47,886
Mortgage-backed securities	31,533	30,724	30,724
Total fixed maturities available-for-sale	124,674	122,680	122,680
Private debt held-for-investment	2,411	2,445	2,411
Equity securities
Industrial, miscellaneous, and all other	10,801	10,801	10,801
Private equities (2)	16,750	16,750	16,750
Other investments	10,749	10,749	10,749
Total investments - other than investments in related parties	$170,225	$168,265	$168,231
(1)     Net of valuation allowance for expected credit losses.
(2)     Excludes $489 million of related party investments.

SCHEDULE II
Chubb Limited and Subsidiaries

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS (Parent Company Only)

	December 31	December 31
(in millions of U.S. dollars)	2025	2024
Assets
Investments in subsidiaries and affiliates on equity basis	$72,848	$64,141
Total investments	72,848	64,141
Cash	313	383
Due from subsidiaries and affiliates, net	864	629
Other assets	379	13
Total assets	$74,404	$65,166
Liabilities
Affiliated notional cash pooling programs	$—	$277
Accounts payable, accrued expenses, and other liabilities	647	868
Total liabilities	647	1,145
Shareholders' equity
Common Shares	231	235
Common Shares in treasury	(4,699)	(3,524)
Additional paid-in capital	13,250	14,393
Retained earnings	69,950	61,561
Accumulated other comprehensive income (loss)	(4,975)	(8,644)
Total Chubb shareholders' equity	73,757	64,021
Total liabilities and shareholders' equity	$74,404	$65,166
The condensed financial information should be read in conjunction with the Consolidated Financial Statements and notes thereto.

SCHEDULE II (continued)
Chubb Limited and Subsidiaries

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF OPERATIONS (Parent Company Only)

For the years ended December 31, 2025, 2024, and 2023
(in millions of U.S. dollars)	2025	2024	2023
Revenues
Net investment income (loss) (1)	$21	$(24)	$(21)
Equity in net income of subsidiaries and affiliates	10,431	9,385	9,065
Total revenues	10,452	9,361	9,044
Expenses
Administrative and other (income) expense	82	74	72
Income tax (benefit) expense	60	15	(56)
Total expenses	142	89	16
Net income attributable to Chubb	$10,310	$9,272	$9,028
Comprehensive income attributable to Chubb	$13,979	$7,437	$12,404
(1) Includes net investment income, interest income, and net realized gains (losses).
The condensed financial information should be read in conjunction with the Consolidated Financial Statements and notes thereto.

STATEMENTS OF CASH FLOWS (Parent Company Only)

For the years ended December 31, 2025, 2024, and 2023
(in millions of U.S. dollars)	2025	2024	2023
Net cash flows from operating activities (1)	$1,210	$1,755	$3,273
Cash flows from investing activities
Capital redemption	4,500	2,000	—
Net cash flows from investing activities	4,500	2,000	—
Cash flows from financing activities
Dividends paid on Common Shares	(1,505)	(1,436)	(1,394)
Common Shares repurchased	(3,694)	(1,801)	(2,411)
Repayment (issuance) of intercompany loans	(299)	99	231
Net proceeds from (contributions to) affiliated notional cash pooling programs (2)	(277)	(317)	342
Net cash flows used for financing activities	(5,775)	(3,455)	(3,232)
Effect of foreign currency rate changes on cash	(5)	6	(4)
Net increase (decrease) in cash	(70)	306	37
Cash – beginning of year	383	77	40
Cash – end of year	$313	$383	$77
(1) Includes cash dividends received from subsidiaries of $1.5 billion, $1.8 billion, and $3.3 billion in 2025, 2024, and 2023, respectively.
(2) Chubb maintains two notional multicurrency cash pools (Pools) with a third-party bank. Refer to Note 1 i) for additional information.
The condensed financial information should be read in conjunction with the Consolidated Financial Statements and notes thereto.

SCHEDULE IV
Chubb Limited and Subsidiaries
SUPPLEMENTAL INFORMATION CONCERNING REINSURANCE

Premiums Earned
For the years ended December 31, 2025, 2024, and 2023 (in millions of U.S. dollars, except for percentages)	Direct Amount	Ceded To Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
2025
Life insurance face amount in force	$245,318	$40,067	$3,604	$208,855	2%
Premiums:
Property and casualty	$47,998	$10,263	$4,832	$42,567	11%
Accident and health	6,990	474	86	6,602	1%
Life	3,917	90	18	3,845	—
Total	$58,905	$10,827	$4,936	$53,014	9%
2024
Life insurance face amount in force(1)	$240,794	$43,626	$4,109	$201,277	2%
Premiums:
Property and casualty	$45,179	$9,702	$4,832	$40,309	12%
Accident and health	6,874	473	87	6,488	1%
Life	3,095	97	51	3,049	2%
Total	$55,148	$10,272	$4,970	$49,846	10%
2023
Life insurance face amount in force	$248,973	$55,665	$5,408	$198,716	3%
Premiums:
Property and casualty	$42,598	$9,549	$4,129	$37,178	11%
Accident and health	6,580	446	99	6,233	2%
Life	2,404	164	61	2,301	3%
Total	$51,582	$10,159	$4,289	$45,712	9%
(1) The reduction in direct amount of life insurance face amount in force in 2024 versus 2023 reflects the non-renewal of certain credit-life business.

SCHEDULE VI
Chubb Limited and Subsidiaries
SUPPLEMENTARY INFORMATION CONCERNING PROPERTY AND CASUALTY OPERATIONS

As of and for the years ended December 31, 2025, 2024, and 2023 (in millions of U.S. dollars)
	Deferred Policy Acquisition Costs	Net Reserves for Unpaid Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Net Losses and Loss Expenses Incurred Related to		Amortization of Deferred Policy Acquisition Costs	Net Paid Losses and Loss Expenses	Net Premiums Written
						Current Year	Prior Year
2025	$4,208	$69,672	$26,279	$45,790	$5,338	$27,808	$(1,108)	$8,649	$24,293	$47,563
2024	$3,687	$66,270	$23,504	$43,573	$4,927	$26,997	$(975)	$8,053	$21,503	$45,142
2023	$3,346	$62,238	$22,051	$40,314	$4,181	$24,956	$(856)	$7,391	$21,011	$41,896