Form 10-Q
period 2026-03-31
Chubb Ltd
filed 2026-04-28
CIK 896159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2026
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
Yes  ☐                                               No  ☑
The number of registrant’s Common Shares (CHF 0.50 par value) outstanding as of April 21, 2026, was 387,860,106.

CHUBB LIMITED
INDEX TO FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements
CONSOLIDATED BALANCE SHEETS (Unaudited)
Chubb Limited and Subsidiaries

	March 31	December 31
(in millions of U.S. dollars, except share and per share data)	2026	2025
Assets
Investments
Short-term investments, at fair value (amortized cost – $5,067 and $4,840) (includes variable interest entities (VIE) balances of $109 and $105)	$5,067	$4,840
Fixed maturities available-for-sale, at fair value, net of valuation allowance – $50 and $52 (amortized cost – $127,301 and $124,726)	123,433	122,680
Private debt held-for-investment, at amortized cost, net of valuation allowance – $2 and $3	2,477	2,411
Equity securities, at fair value (includes VIE balances of $2,379 and $2,275)	10,916	10,801
Private equities (includes VIE balances of $23 and $22)	17,132	17,239
Other investments (includes VIE balances of $5,828 and $5,818)	11,170	10,749
Total investments	170,195	168,720
Cash, including restricted cash $203 and $198 (includes VIE balances of $258 and $168)	2,634	2,470
Securities lending collateral	2,277	2,500
Accrued investment income	1,351	1,305
Insurance and reinsurance balances receivable, net of valuation allowance – $63 and $62	17,101	15,944
Reinsurance recoverable on losses and loss expenses, net of valuation allowance – $320 and $320	20,159	20,338
Reinsurance recoverable on policy benefits	295	286
Deferred policy acquisition costs	10,452	10,008
Value of business acquired	2,926	2,975
Goodwill	20,370	20,207
Other intangible assets	6,217	6,241
Deferred tax assets	1,315	1,312
Prepaid reinsurance premiums	4,105	3,874
Separate account assets	6,718	6,925
Other assets (includes VIE balances of $82 and $58)	9,341	9,222
Total assets	$275,456	$272,327
Liabilities
Unpaid losses and loss expenses	$88,915	$88,018
Unearned premiums	27,180	26,279
Future policy benefits	19,273	18,420
Market risk benefits	642	659
Policyholders' account balances	8,782	8,576
Separate account liabilities	6,718	6,925
Insurance and reinsurance balances payable	8,486	8,349
Repurchase agreements (includes VIE balances of $983 and $956)	3,736	3,324
Securities lending payable	2,277	2,500
Accounts payable, accrued expenses, and other liabilities (includes VIE balances of $64 and $159)	9,881	10,108
Deferred tax liabilities	1,759	1,741
Short-term debt	1,500	1,499
Long-term debt	15,970	15,728
Hybrid debt	425	422
Total liabilities	195,544	192,548
Commitments and contingencies (refer to Note 13)
Shareholders’ equity
Common Shares (CHF 0.50 par value; 400,120,847 and 412,107,421 shares issued; 388,495,580 and 391,101,227 shares outstanding)	224	231
Common Shares in treasury (11,625,267 and 21,006,194 shares)	(2,302)	(4,699)
Additional paid-in capital	12,956	13,250
Retained earnings	68,821	69,950
Accumulated other comprehensive income (loss) (AOCI)	(5,911)	(4,975)
Total Chubb shareholders’ equity	73,788	73,757
Noncontrolling interests (includes VIE balances of $5,316 and $5,133)	6,124	6,022
Total shareholders' equity	79,912	79,779
Total liabilities and shareholders’ equity	$275,456	$272,327
See accompanying notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended
	March 31
(in millions of U.S. dollars, except per share data)	2026	2025
Revenues
Net premiums written	$14,005	$12,646
Increase in unearned premiums	(548)	(646)
Net premiums earned	13,457	12,000
Net investment income	1,709	1,561
Net realized gains (losses)	(407)	(116)
Market risk benefits gains (losses)	14	(92)
Total revenues	14,773	13,353
Expenses
Losses and loss expenses	6,131	6,896
Policy benefits (includes remeasurement losses of $2 and $3)	1,785	1,227
Policy acquisition costs	2,596	2,313
Administrative expenses	1,149	1,080
Interest expense	198	181
Other (income) expense	(161)	(83)
Amortization of purchased intangibles	73	75
Integration expenses and severance	9	—
Total expenses	11,780	11,689
Income before income tax	2,993	1,664
Income tax expense	646	321
Net income	$2,347	$1,343
Net income attributable to noncontrolling interests	27	12
Net income attributable to Chubb	$2,320	$1,331
Other comprehensive income (loss)
Change in:
Unrealized appreciation (depreciation)	$(1,826)	$901
Current discount rate on future policy benefits	386	(122)
Instrument-specific credit risk on market risk benefits	12	4
Cumulative foreign currency translation adjustment	528	359
Other, including postretirement benefit liability adjustment	(6)	(95)
Other comprehensive income (loss), before income tax	(906)	1,047
Income tax (expense) benefit related to OCI items	141	(43)
Other comprehensive income (loss)	(765)	1,004
Comprehensive income	1,582	2,347
Comprehensive income attributable to noncontrolling interests	198	7
Comprehensive income attributable to Chubb	$1,384	$2,340
Earnings per share
Basic earnings per share attributable to Chubb	$5.94	$3.32
Diluted earnings per share attributable to Chubb	$5.88	$3.29
See accompanying notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2026	2025
Common Shares
Balance – beginning of period	$231	$235
Cancellation of treasury shares	(7)	(4)
Balance – end of period	224	231
Common Shares in treasury
Balance – beginning of period	(4,699)	(3,524)
Common Shares repurchased	(1,143)	(385)
Cancellation of treasury shares	3,455	1,942
Net shares issued under employee share-based compensation plans	85	168
Balance – end of period	(2,302)	(1,799)
Additional paid-in capital
Balance – beginning of period	13,250	14,393
Net shares issued under employee share-based compensation plans	(66)	(146)
Exercise of stock options	5	1
Share-based compensation expense	100	94
Net increase due to acquisitions	47	—
Funding of dividends declared to Retained earnings	(380)	(366)
Balance – end of period	12,956	13,976
Retained earnings
Balance – beginning of period	69,950	61,561
Net income attributable to Chubb	2,320	1,331
Cancellation of treasury shares and other	(3,449)	(1,939)
Funding of dividends declared from Additional paid-in capital	380	366
Dividends declared on Common Shares	(380)	(366)
Balance – end of period	68,821	60,953
Accumulated other comprehensive income (loss) (AOCI)
Balance – beginning of period	(4,975)	(8,644)
Other comprehensive income (loss)	(936)	1,009
Balance – end of period	(5,911)	(7,635)
Total Chubb shareholders’ equity	$73,788	$65,726
Noncontrolling interests
Balance – beginning of period	$6,022	$4,373
Net increase (decrease) due to consolidation, deconsolidation, and other transactions	(96)	649
Net income attributable to noncontrolling interests	27	12
Other comprehensive income (loss) attributable to noncontrolling interests	171	(5)
Balance – end of period	$6,124	$5,029
Total shareholders' equity	$79,912	$70,755
See accompanying notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2026	2025
Cash flows from operating activities
Net income	$2,347	$1,343
Adjustments to reconcile net income to net cash flows from operating activities
Net realized (gains) losses	407	116
Market risk benefits (gains) losses	(14)	92
Amortization of premiums (discounts) on fixed maturities	(102)	(100)
Amortization of purchased intangibles	73	75
Equity in net income of partially-owned entities	(157)	(82)
Deferred income taxes	156	(198)
Unpaid losses and loss expenses	646	1,182
Unearned premiums	747	868
Future policy benefits	1,023	440
Insurance and reinsurance balances payable	77	305
Accounts payable, accrued expenses, and other liabilities	(592)	(567)
Income taxes	217	203
Insurance and reinsurance balances receivable	(1,076)	(874)
Reinsurance recoverable	244	(127)
Deferred policy acquisition costs	(419)	(428)
Net sales (purchases) of investments by consolidated investment products	144	(435)
Other	226	(247)
Net cash flows from operating activities	3,947	1,566
Cash flows from investing activities
Purchases of fixed maturities available-for-sale	(9,119)	(5,894)
Purchases of equity securities	(993)	(783)
Sales of fixed maturities available-for-sale	3,069	2,660
Sales of equity securities	878	637
Maturities and redemptions of fixed maturities available-for-sale	3,750	2,902
Net change in short-term investments	(133)	773
Net derivative instruments settlements	19	(21)
Private equity contributions	(161)	(879)
Private equity distributions	241	222
Other	(386)	(415)
Net cash flows used for investing activities	(2,835)	(798)
Cash flows from financing activities
Dividends paid on Common Shares	(380)	(366)
Common Shares repurchased	(1,174)	(691)
Proceeds from issuance of long-term debt	254	—
Repayment of long-term debt	—	(800)
Proceeds from share-based compensation plans	118	98
Policyholder contract deposits	382	242
Policyholder contract withdrawals	(271)	(176)
Third-party capital invested into consolidated investment products	494	559
Third-party capital distributed by consolidated investment products	(499)	(242)
Proceeds from issuance of repurchase agreements	2,164	810
Repayment of repurchase agreements	(1,917)	(447)
Other	(121)	(112)
Net cash flows used for financing activities	(950)	(1,125)
Effect of foreign currency rate changes on cash and restricted cash	2	58
Net increase (decrease) in cash and restricted cash	164	(299)
Cash and restricted cash – beginning of period	2,470	2,549
Cash and restricted cash – end of period	$2,634	$2,250
Supplemental cash flow information
Interest paid	$189	$146

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

The results of operations and cash flows for any interim period are not necessarily indicative of the results for the full year. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in our 2025 Form 10-K.

b) New Accounting Pronouncements

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

2. Acquisitions

Liberty Mutual's P&C Insurance Business in Vietnam
We completed the acquisition of Liberty Insurance in Vietnam on February 2, 2026. The results of operations for Liberty Insurance in Vietnam are reported in our Overseas General Insurance segment and are not material to Chubb's financial results.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

3. Investments

a) Fixed maturities

March 31, 2026	Amortized Cost	Valuation Allowance	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
(in millions of U.S. dollars)
Available-for-sale
U.S. and local government securities	$3,915	$—	$17	$(235)	$3,697
Non-U.S.	41,543	(12)	396	(1,345)	40,582
Corporate and asset-backed securities	49,466	(38)	367	(1,963)	47,832
Mortgage-backed securities	32,377	—	240	(1,295)	31,322
	$127,301	$(50)	$1,020	$(4,838)	$123,433

December 31, 2025	Amortized Cost	Valuation Allowance	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
(in millions of U.S. dollars)
Available-for-sale
U.S. and local government securities	$3,908	$—	$27	$(221)	$3,714
Non-U.S.	40,479	(10)	795	(908)	40,356
Corporate and asset-backed securities	48,806	(42)	734	(1,612)	47,886
Mortgage-backed securities	31,533	—	398	(1,207)	30,724
	$124,726	$(52)	$1,954	$(3,948)	$122,680

The following table presents fixed maturities by contractual maturity:

	March 31, 2026		December 31, 2025
(in millions of U.S. dollars)	Net Carrying Value	Fair Value	Net Carrying Value	Fair Value
Available-for-sale
Due in 1 year or less	$4,553	$4,553	$4,749	$4,749
Due after 1 year through 5 years	36,333	36,333	35,611	35,611
Due after 5 years through 10 years	31,062	31,062	31,514	31,514
Due after 10 years	20,163	20,163	20,082	20,082
	92,111	92,111	91,956	91,956
Mortgage-backed securities	31,322	31,322	30,724	30,724
	$123,433	$123,433	$122,680	$122,680

Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

b) Gross unrealized loss
Fixed maturities in an unrealized loss position comprised both investment grade and below investment grade securities for which fair value declined, principally due to rising interest rates since the date of purchase. Refer to Note 1 f) in the 2025 Form 10-K for further information on factors considered in the evaluation of expected credit losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following tables present, for available-for-sale (AFS) fixed maturities in an unrealized loss position (including securities on loan) that are not deemed to have expected credit losses, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	0 – 12 Months		Over 12 Months		Total
March 31, 2026	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. and local government securities	$743	$(9)	$1,983	$(226)	$2,726	$(235)
Non-U.S.	14,685	(468)	8,352	(750)	23,037	(1,218)
Corporate and asset-backed securities	14,841	(237)	9,626	(1,088)	24,467	(1,325)
Mortgage-backed securities	6,046	(62)	10,007	(1,233)	16,053	(1,295)
Total AFS fixed maturities	$36,315	$(776)	$29,968	$(3,297)	$66,283	$(4,073)

	0 – 12 Months		Over 12 Months		Total
December 31, 2025	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. and local government securities	$307	$(3)	$2,139	$(216)	$2,446	$(219)
Non-U.S.	6,664	(163)	8,995	(622)	15,659	(785)
Corporate and asset-backed securities	4,136	(59)	10,225	(867)	14,361	(926)
Mortgage-backed securities	1,467	(12)	11,016	(1,194)	12,483	(1,206)
Total AFS fixed maturities	$12,574	$(237)	$32,375	$(2,899)	$44,949	$(3,136)

At March 31, 2026, the tax benefit on certain unrealized losses in our investment portfolio was reduced by a valuation allowance of $336 million necessary due to limitations on the utilization of these losses for tax purposes. As part of evaluating whether it was more likely than not that we could record a tax benefit on these losses, we considered realized gains, carryback capacity and available tax planning strategies.

The following table presents a roll-forward of valuation allowance for expected credit losses on fixed maturities:

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2026	2025
Available-for-sale
Valuation allowance for expected credit losses - beginning of period	$52	$70
Provision for expected credit loss	19	21
Recovery of expected credit loss	(21)	(28)
Valuation allowance for expected credit losses - end of period	$50	$63
Private debt held-for-investment
Valuation allowance for expected credit losses - beginning of period	$3	$4
Recovery of expected credit loss	(1)	(1)
Valuation allowance for expected credit losses - end of period	$2	$3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

c) Net realized gains (losses)

The following table presents the components of net realized gains (losses):

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2026	2025
Fixed maturities:
Gross realized gains	$40	$38
Gross realized losses	(124)	(96)
Other investments - Fixed maturities (includes $(20) million and $(53) million related to investments measured under the fair value option)	(8)	(40)
Net recovery of expected credit losses	3	8
Impairment (1)	(32)	(7)
Total fixed maturities	(121)	(97)
Equity securities (includes $(67) million and $53 million related to investments measured under the fair value option)	(149)	63
Private equities (less than 3 percent ownership)	16	11
Foreign exchange	(8)	(65)
Investment and embedded derivative instruments	(115)	(23)
Other derivative instruments	(9)	(3)
Other	(21)	(2)
Net realized gains (losses) (pre-tax)	$(407)	$(116)
(1)Relates to certain securities we intend to sell and securities written to market entering default.

Realized gains and losses from Equity securities, Other investments and Private equities from the table above include sales of securities and unrealized gains and losses from fair value changes as follows:

						Three Months Ended
							March 31
				2026				2025
(in millions of U.S. dollars)	Equity Securities	Other Investments	Private Equities	Total	Equity Securities	Other Investments	Private Equities	Total
Net gains (losses) recognized during the period	$(149)	$(8)	$16	$(141)	$63	$(40)	$11	$34
Less: Net gains (losses) recognized from sales of securities	94	—	—	94	(12)	1	—	(11)
Unrealized gains (losses) recognized for securities still held at reporting date	$(243)	$(8)	$16	$(235)	$75	$(41)	$11	$45

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

d) Private equities
Private equities include investment funds, limited partnerships, and partially-owned investment companies measured at fair value using net asset value (NAV) as a practical expedient. The following table presents, by investment category, the expected liquidation period, fair value, and maximum future funding commitments for private equities:

	Expected Liquidation Period of Underlying Assets	March 31, 2026		December 31, 2025
(in millions of U.S. dollars)		Fair Value	Maximum Future Funding Commitments	Fair Value	Maximum Future Funding Commitments
Financial	2 to 10 Years	$1,270	$443	$1,420	$483
Real assets	2 to 13 Years	1,901	1,104	1,924	1,111
Distressed	2 to 8 Years	1,198	1,231	1,226	977
Private credit	3 to 8 Years	301	292	299	302
Traditional	2 to 14 Years	12,081	4,209	11,990	4,345
Vintage	1 to 3 Years	33	—	43	—
Investment funds	Not Applicable	348	—	337	—
		$17,132	$7,279	$17,239	$7,218

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

e) Restricted assets
Chubb is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutory regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. Chubb is also required to restrict assets pledged under repurchase agreements, which represent Chubb's agreement to sell securities and repurchase them at a future date for a predetermined price. We use trust funds in certain large reinsurance transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit (LOC) requirements. We have investments in segregated portfolios primarily to provide collateral or guarantees for LOC and derivative transactions. Included in restricted assets at March

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

31, 2026, and December 31, 2025, are investments, primarily fixed maturities, totaling $19,373 million and $19,048 million, respectively, and cash of $203 million and $198 million, respectively.
The following table presents the components of restricted assets:

	March 31	December 31
(in millions of U.S. dollars)	2026	2025
Trust funds	$8,519	$8,461
Assets pledged under repurchase agreements	3,925	3,518
Deposits with U.S. regulatory authorities	2,566	2,598
Deposits with non-U.S. regulatory authorities and other	4,566	4,669
Total	$19,576	$19,246
f) Variable interest entities (VIEs)
Consolidated VIEs
Certain subsidiaries of Huatai Group are the investment manager of, and maintain investments in, sponsored investment products that are considered VIEs. We have determined that we are the primary beneficiary and consolidate these investment products if we hold at least 10 percent ownership. Refer to Note 1 g) of our 2025 Form 10-K for further information on our consolidation criteria. The assets of these VIEs are not available to our creditors, and the investors in these VIEs have no recourse to Chubb in excess of the assets contained within the VIEs. Our economic exposures are limited to our investments based on our ownership interest in these VIEs. Our total exposure to these consolidated investment products represents the value of our economic ownership interest.
Unconsolidated VIEs
We recorded an investment in a reserved alternative investment fund (Fund) sponsored and managed by a third-party investment fund manager. The Fund is a variable interest entity; however, Chubb is not the primary beneficiary and does not consolidate the Fund because Chubb does not receive substantially all the risks and returns of the Fund. The carrying value of this investment at March 31, 2026, and December 31, 2025, was $5.3 billion and $5.4 billion, respectively, which approximates our maximum risk of loss. We have elected to account for this investment using the fair value option, classified as Equity securities on the Consolidated balance sheets. We elected the fair value option so that changes in fair value of the Fund are recorded in Net realized gains (losses) and dividends from the Fund are recorded as Net investment income when declared on the Consolidated statements of operations.
We also do not consolidate sponsored investment products where we have determined that we are not the primary beneficiary. The carrying value of these investments at March 31, 2026, and December 31, 2025, was $89 million and $70 million, respectively, and our maximum risk of loss approximates the carrying amount. These investments are classified primarily within Equity securities on the Consolidated balance sheets.

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

We use pricing services to obtain fair value measurements for the majority of our investment securities. Based on management’s understanding of the methodologies used, these pricing services only produce an estimate of fair value if there is observable market information that would allow them to make a fair value estimate. Based on our understanding of the market inputs used by the pricing services, all applicable investments have been valued in accordance with U.S. GAAP. We do not adjust prices obtained from pricing services. Refer to Note 4 a) of our 2025 Form 10-K for further information on the valuation and leveling of assets and liabilities measured at fair value.

Financial instruments measured at fair value on a recurring basis, by valuation hierarchy

March 31, 2026	Level 1	Level 2	Level 3	Total
(in millions of U.S. dollars)
Assets:
Fixed maturities available-for-sale
U.S. and local government securities	$1,487	$2,210	$—	$3,697
Non-U.S.	—	39,893	689	40,582
Corporate and asset-backed securities	—	44,296	3,536	47,832
Mortgage-backed securities	—	31,322	—	31,322
	1,487	117,721	4,225	123,433
Equity securities (1)	5,343	—	121	5,464
Short-term investments	2,591	2,465	11	5,067
Other investments (2)	664	9,073	—	9,737
Securities lending collateral	—	2,277	—	2,277
Investment derivatives	33	—	—	33
Derivatives designated as hedging instruments	—	265	—	265
Other derivative instruments	28	—	—	28
Separate account assets	6,649	69	—	6,718
Total assets measured at fair value (1)(2)(3)	$16,795	$131,870	$4,357	$153,022
Liabilities:
Investment derivatives	$358	$—	$—	$358
Derivatives designated as hedging instruments	—	80	—	80
Market risk benefits (4)	—	—	642	642
Total liabilities measured at fair value	$358	$80	$642	$1,080
(1)Excluded from the table above are funds of $5,452 million, measured using NAV as a practical expedient.
(2)Excluded from the table above are other investments of $1,433 million, principally policy loans, measured using NAV as a practical expedient.
(3)Excluded from the table above are private equities of $17,132 million, measured using NAV as a practical expedient.
(4)Refer to Note 11 for additional information on Market risk benefits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

December 31, 2025	Level 1	Level 2	Level 3	Total
(in millions of U.S. dollars)
Assets:
Fixed maturities available-for-sale
U.S. and local government securities	$1,481	$2,233	$—	$3,714
Non-U.S.	—	39,685	671	40,356
Corporate and asset-backed securities	—	44,340	3,546	47,886
Mortgage-backed securities	—	30,724	—	30,724
	1,481	116,982	4,217	122,680
Equity securities (1)	5,163	—	119	5,282
Short-term investments	2,657	2,138	45	4,840
Other investments (2)	630	8,684	—	9,314
Securities lending collateral	—	2,500	—	2,500
Investment derivatives	22	—	—	22
Derivatives designated as hedging instruments	—	266	—	266
Other derivative instruments	11	—	—	11
Separate account assets	6,858	67	—	6,925
Total assets measured at fair value (1)(2)(3)	$16,822	$130,637	$4,381	$151,840
Liabilities:
Investment derivatives	$242	$—	$—	$242
Derivatives designated as hedging instruments	—	232	—	232
Other derivative instruments	—	4	—	4
Market risk benefits (4)	—	—	659	659
Total liabilities measured at fair value	$242	$236	$659	$1,137
(1)Excluded from the table above are funds of $5,519 million, measured using NAV as a practical expedient.
(2)Excluded from the table above are other investments of $1,435 million, principally policy loans, measured using NAV as a practical expedient.
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

Three Months Ended March 31, 2026 (in millions of U.S. dollars)	Available-for-Sale Debt Securities		Equity securities	Short-term investments
	Non-U.S.	Corporate and asset- backed securities

Balance, beginning of period	$671	$3,546	$119	$45
Transfers into Level 3	2	1	—	—
Transfers out of Level 3	—	(17)	—	—
Change in Net Unrealized Gains (Losses) in OCI	(10)	(14)	—	(2)
Net Realized Gains (Losses)	—	(7)	—	—
Purchases	76	111	6	8
Sales	(30)	(1)	(4)	—
Settlements	(20)	(83)	—	(40)
Balance, end of period	$689	$3,536	$121	$11
Net Realized Gains (Losses) Attributable to Changes in Fair Value at the Balance Sheet date	$—	$(3)	$—	$—
Change in Net Unrealized Gains (Losses) included in OCI at the Balance Sheet date	$(10)	$(18)	$—	$(1)

Three Months Ended March 31, 2025 (in millions of U.S. dollars)	Available-for-Sale Debt Securities			Equity securities	Short-term investments
	Non-U.S.	Corporate and asset- backed securities	Mortgage-backed securities

Balance, beginning of period	$604	$2,891	$3	$120	$14
Transfers into Level 3	1	24	—	—	—
Transfers out of Level 3	—	(1)	—	—	—
Change in Net Unrealized Gains (Losses) in OCI	20	(4)	—	—	—
Net Realized Gains (Losses)	(6)	(2)	(2)	(5)	—
Purchases	60	219	1	7	5
Sales	(53)	(47)	(2)	(9)	—
Settlements	(39)	(63)	—	—	(1)
Balance, end of period	$587	$3,017	$—	$113	$18
Net Realized Gains (Losses) Attributable to Changes in Fair Value at the Balance Sheet date	$(1)	$(3)	$—	$5	$—
Change in Net Unrealized Gains (Losses) included in OCI at the Balance Sheet date	$14	$(10)	$—	$—	$—

b) Financial instruments disclosed, but not measured, at fair value
Chubb uses various financial instruments in the normal course of its business. Our insurance contracts are excluded from fair value of financial instruments accounting guidance, and therefore, are not included in the amounts discussed below.

The carrying values of cash, other assets, other liabilities, and other financial instruments not included below approximated their fair values. Refer to Note 4 b) of our 2025 Form 10-K for information on the fair value methods and assumptions for private debt held-for-investment, repurchase agreements, short-term and long-term debt, and hybrid debt.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following tables present fair value, by valuation hierarchy, and carrying value of the financial instruments not measured at fair value:

March 31, 2026	Fair Value				Net Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Private debt held-for-investment	$—	$—	$2,515	$2,515	$2,477
Total assets	$—	$—	$2,515	$2,515	$2,477
Liabilities:
Repurchase agreements	$—	$3,736	$—	$3,736	$3,736
Short-term debt	—	1,499	—	1,499	1,500
Long-term debt	—	14,038	590	14,628	15,970
Hybrid debt	—	480	—	480	425
Total liabilities	$—	$19,753	$590	$20,343	$21,631

December 31, 2025	Fair Value				Net Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Private debt held-for-investment	$—	$—	$2,445	$2,445	$2,411
Total assets	$—	$—	$2,445	$2,445	$2,411
Liabilities:
Repurchase agreements	$—	$3,324	$—	$3,324	$3,324
Short-term debt	—	1,498	—	1,498	1,499
Long-term debt	—	14,045	576	14,621	15,728
Hybrid debt	—	484	—	484	422
Total liabilities	$—	$19,351	$576	$19,927	$20,973

5. Reinsurance

Reinsurance recoverable on ceded reinsurance

	March 31, 2026		December 31, 2025
(in millions of U.S. dollars)	Net Reinsurance Recoverable (1)	Valuation allowance	Net Reinsurance Recoverable (1)	Valuation allowance
Reinsurance recoverable on unpaid losses and loss expenses	$18,253	$256	$18,346	$248
Reinsurance recoverable on paid losses and loss expenses	1,906	64	1,992	72
Reinsurance recoverable on losses and loss expenses	$20,159	$320	$20,338	$320
Reinsurance recoverable on policy benefits	$295	$—	$286	$—
(1)Net of valuation allowance for uncollectible reinsurance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents a roll-forward of valuation allowance for uncollectible reinsurance related to Reinsurance recoverable on losses and loss expenses:

	Three Months Ended
		March 31
(in millions of U.S. dollars)	2026	2025
Valuation allowance for uncollectible reinsurance - beginning of period	$320	$310
Provision for uncollectible reinsurance	8	11
Write-offs charged against the valuation allowance	(9)	(2)
Foreign exchange revaluation	1	1
Valuation allowance for uncollectible reinsurance - end of period	$320	$320
For additional information, refer to Note 1 e) to the Consolidated Financial Statements of our 2025 Form 10-K.

6. Deferred policy acquisition costs

The following tables present a roll-forward of deferred policy acquisition costs on long-duration contracts included in the Life Insurance segment:

	Three Months Ended March 31, 2026
(in millions of U.S. dollars)	Term Life	Universal Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$567	$746	$1,296	$2,136	$392	$5,137
Capitalizations	64	26	139	197	52	478
Amortization expense	(41)	(21)	(18)	(71)	(9)	(160)
Other (including foreign exchange)	5	(7)	(1)	(2)	1	(4)
Balance – end of Period	$595	$744	$1,416	$2,260	$436	$5,451
Overseas General Insurance segment excluded from table						713
Total deferred policy acquisition costs on long-duration contracts						$6,164
Deferred policy acquisition costs on short-duration contracts						4,288
Total deferred policy acquisition costs						$10,452

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended March 31, 2025
(in millions of U.S. dollars)	Term Life	Universal Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$469	$722	$870	$1,681	$324	$4,066
Capitalizations	58	38	109	170	40	415
Amortization expense	(36)	(20)	(12)	(54)	(7)	(129)
Other (including foreign exchange)	4	(8)	(4)	(16)	(2)	(26)
Balance – end of period	$495	$732	$963	$1,781	$355	$4,326
Overseas General Insurance segment excluded from table						608
Total deferred policy acquisition costs on long-duration contracts						$4,934
Deferred policy acquisition costs on short-duration contracts						3,841
Total deferred policy acquisition costs						$8,775

7. Goodwill

Goodwill
The following table presents a roll-forward of Goodwill by segment:

(in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Chubb Consolidated
Balance at December 31, 2025	$7,191	$2,226	$134	$5,530	$371	$4,755	$20,207
Measurement-period adjustments	—	—	—	(7)	—	—	(7)
Foreign exchange revaluation	9	3	—	77	—	81	170
Balance at March 31, 2026 (1)	$7,200	$2,229	$134	$5,600	$371	$4,836	$20,370
(1)Includes $420 million attributable to noncontrolling interests.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

8. Unpaid losses and loss expenses

The following table presents a reconciliation of beginning and ending Unpaid losses and loss expenses:

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2026	2025
Gross unpaid losses and loss expenses – beginning of period	$88,018	$84,004
Reinsurance recoverable on unpaid losses and loss expenses – beginning of period (1)	(18,346)	(17,734)
Net unpaid losses and loss expenses – beginning of period	69,672	66,270
Net losses and loss expenses incurred in respect of losses occurring in:
Current year	6,419	7,133
Prior years (2)	(288)	(237)
Total	6,131	6,896
Net losses and loss expenses paid in respect of losses occurring in:
Current year	1,191	1,305
Prior years	4,140	4,699
Total	5,331	6,004
Foreign currency revaluation and other	190	228
Net unpaid losses and loss expenses – end of period	70,662	67,390
Reinsurance recoverable on unpaid losses and loss expenses (1)	18,253	18,081
Gross unpaid losses and loss expenses – end of period	$88,915	$85,471
(1)    Net of valuation allowance for uncollectible reinsurance.
(2)    Relates to prior period loss reserve development only and excludes prior period development related to reinstatement premiums, expense adjustments, earned premiums, and A&H long-duration lines totaling $2 million and $(18) million for the three months ended March 31, 2026 and 2025, respectively.

Net unpaid losses and loss expenses increased $990 million for the three months ended March 31, 2026, principally reflecting underlying exposure growth and the unfavorable impact of foreign currency movement, partially offset by the impact of favorable prior period development and crop activity.

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

	Three Months Ended March 31
(in millions of U.S. dollars)	Long-tail	Short-tail	Total
2026
North America Commercial P&C Insurance	$21	$(110)	$(89)
North America Personal P&C Insurance	—	(1)	(1)
North America Agricultural Insurance	—	(80)	(80)
Overseas General Insurance	—	(131)	(131)
Global Reinsurance	—	—	—
Corporate	15	—	15
Total	$36	$(322)	$(286)
2025
North America Commercial P&C Insurance	$49	$(163)	$(114)
North America Personal P&C Insurance	—	—	—
North America Agricultural Insurance	—	(33)	(33)
Overseas General Insurance	1	(122)	(121)
Global Reinsurance	(5)	5	—
Corporate	13	—	13
Total	$58	$(313)	$(255)
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

North America Commercial P&C Insurance. Net favorable development for the three months ended March 31, 2026, included $110 million from short-tail lines, primarily from surety, due to lower-than-expected loss development. This favorable development was partially offset by net adverse development of $21 million from long-tail lines, primarily from general casualty partially offset by favorable development in workers' compensation and financial lines.

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

North America Agricultural Insurance. Net favorable development for the three months ended March 31, 2026, was driven by multi-peril crop insurance results for the 2025 crop year.

Overseas General Insurance. Net favorable development for the three months ended March 31, 2026, includes a $131 million release from short-tail lines, primarily property.

Net favorable development for the three months ended March 31, 2025, included a $122 million release from short-tail lines.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

9. Future policy benefits

The following tables present a roll-forward of the liability for future policy benefits included in the Life Insurance segment:

Present Value of Expected Net Premiums	Three Months Ended March 31, 2026
(in millions of U.S. dollars)	Term Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$1,544	$4,749	$11,688	$426	$18,407
Beginning balance at original discount rate	1,814	4,616	11,665	423	18,518
Effect of changes in cash flow assumptions	—	—	—	—	—
Effect of actual variances from expected experience	2	53	(187)	4	(128)
Adjusted beginning of period balance	1,816	4,669	11,478	427	18,390
Issuances	70	495	609	234	1,408
Interest accrual	15	36	138	3	192
Net premiums collected (1)	(62)	(565)	(390)	(122)	(1,139)
Other (including foreign exchange)	10	27	87	8	132
Ending balance at original discount rate	1,849	4,662	11,922	550	18,983
Effect of changes in discount rate assumptions	(282)	81	(250)	2	(449)
Balance – end of period	$1,567	$4,743	$11,672	$552	$18,534
(1)Net premiums collected represent the portion of gross premiums collected from policyholders that is used to fund expected benefit.

Present Value of Expected Future Policy Benefits	Three Months Ended March 31, 2026
(in millions of U.S. dollars)	Term Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$2,313	$13,791	$15,587	$1,084	$32,775
Beginning balance at original discount rate	2,715	13,133	15,645	1,058	32,551
Effect of changes in cash flow assumptions	—	—	—	—	—
Effect of actual variances from expected experience	9	55	(194)	4	(126)
Adjusted beginning of period balance	2,724	13,188	15,451	1,062	32,425
Issuances	70	495	609	234	1,408
Interest accrual	21	112	170	8	311
Benefit payments	(56)	(87)	(422)	(7)	(572)
Other (including foreign exchange)	8	123	63	21	215
Ending balance at original discount rate	2,767	13,831	15,871	1,318	33,787
Effect of changes in discount rate assumptions	(436)	336	(400)	2	(498)
Balance – end of period	$2,331	$14,167	$15,471	$1,320	$33,289

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Liability for Future Policy Benefits	March 31, 2026
(in millions of U.S. dollars)	Term Life	Whole Life	A&H	Other	Total
Net liability for future policy benefits	$764	$9,424	$3,799	$768	$14,755
Deferred profit liability	323	2,210	243	128	2,904
Net liability for future policy benefits, before reinsurance recoverable	1,087	11,634	4,042	896	17,659
Less: Reinsurance recoverable on future policy benefits	110	48	125	1	284
Net liability for future policy benefits, after reinsurance recoverable	$977	$11,586	$3,917	$895	$17,375
Weighted average duration (years)	11.1	25.8	10.0	27.2	21.4

Present Value of Expected Net Premiums	Three Months Ended March 31, 2025
(in millions of U.S. dollars)	Term Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$1,523	$4,405	$11,626	$125	$17,679
Beginning balance at original discount rate	1,819	4,303	11,499	124	17,745
Effect of changes in cash flow assumptions	—	(4)	(5)	—	(9)
Effect of actual variances from expected experience	7	23	(93)	—	(63)
Adjusted beginning of period balance	1,826	4,322	11,401	124	17,673
Issuances	65	288	599	208	1,160
Interest accrual	14	32	133	2	181
Net premiums collected (1)	(59)	(311)	(370)	(61)	(801)
Other (including foreign exchange)	(6)	(19)	(86)	2	(109)
Ending balance at original discount rate	1,840	4,312	11,677	275	18,104
Effect of changes in discount rate assumptions	(295)	111	212	1	29
Balance – end of period	$1,545	$4,423	$11,889	$276	$18,133
(1)Net premiums collected represent the portion of gross premiums collected from policyholders that is used to fund expected benefit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Present Value of Expected Future Policy Benefits	Three Months Ended March 31, 2025
(in millions of U.S. dollars)	Term Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$2,238	$12,057	$15,693	$647	$30,635
Beginning balance at original discount rate	2,647	11,242	15,652	601	30,142
Effect of changes in cash flow assumptions	—	(10)	2	—	(8)
Effect of actual variances from expected experience	10	24	(95)	—	(61)
Adjusted beginning of period balance	2,657	11,256	15,559	601	30,073
Issuances	65	288	599	208	1,160
Interest accrual	19	90	165	6	280
Benefit payments	(51)	(78)	(421)	(6)	(556)
Other (including foreign exchange)	(6)	(32)	(127)	3	(162)
Ending balance at original discount rate	2,684	11,524	15,775	812	30,795
Effect of changes in discount rate assumptions	(416)	905	155	45	689
Balance – end of period	$2,268	$12,429	$15,930	$857	$31,484

Liability for Future Policy Benefits	March 31, 2025
(in millions of U.S. dollars, except for years)	Term Life	Whole Life	A&H	Other	Total
Net liability for future policy benefits	$723	$8,006	$4,041	$581	$13,351
Deferred profit liability	291	1,351	202	64	1,908
Net liability for future policy benefits, before reinsurance recoverable	1,014	9,357	4,243	645	15,259
Less: Reinsurance recoverable on future policy benefits	108	45	114	—	267
Net liability for future policy benefits, after reinsurance recoverable	$906	$9,312	$4,129	$645	$14,992
Weighted average duration (years)	10.5	27.9	9.9	23.5	21.8

The following table presents a reconciliation of the roll-forwards above to the Future policy benefits liability presented in the Consolidated balance sheets.

	March 31
(in millions of U.S. dollars)	2026	2025
Net liability for future policy benefits	$14,755	$13,351
Other (1)	1,614	1,431
Deferred profit liability	2,904	1,908
Liability for future policy benefits, per consolidated balance sheet	$19,273	$16,690
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents the amount of undiscounted and discounted expected gross premiums and expected future policy benefit payments included in the Life Insurance segment:

	March 31	March 31
(in millions of U.S. dollars)	2026	2025
Term Life
Undiscounted expected future benefit payments	$4,636	$4,266
Undiscounted expected future gross premiums	6,838	6,595
Discounted expected future benefit payments	2,331	2,268
Discounted expected future gross premiums	4,609	4,460
Whole Life
Undiscounted expected future benefit payments	33,780	29,099
Undiscounted expected future gross premiums	11,052	10,390
Discounted expected future benefit payments	14,167	12,429
Discounted expected future gross premiums	9,213	8,518
A&H
Undiscounted expected future benefit payments	26,758	26,695
Undiscounted expected future gross premiums	39,618	39,108
Discounted expected future benefit payments	15,471	15,930
Discounted expected future gross premiums	23,867	23,346
Other
Undiscounted expected future benefit payments	2,530	1,556
Undiscounted expected future gross premiums	851	478
Discounted expected future benefit payments	1,320	857
Discounted expected future gross premiums	798	437

The following table presents the amount of revenue and interest recognized in the Consolidated statements of operations for the Life insurance segment:

	Gross Premiums or Assessments		Interest Accretion
	Three Months Ended		Three Months Ended
	March 31		March 31
(in millions of U.S. dollars)	2026	2025	2026	2025
Term Life	$186	$170	$6	$5
Whole Life	954	563	76	58
A&H	802	752	32	32
Other	176	89	5	4
Total	$2,118	$1,574	$119	$99

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents the weighted-average interest rates for the Life Insurance segment:

	Interest Accretion Rate		Current Discount Rate
	March 31		March 31
	2026	2025	2026	2025
Term Life	3.2%	3.0%	6.1%	5.6%
Whole Life	3.6%	3.5%	4.4%	4.0%
A&H	4.3%	4.1%	6.1%	5.7%
Other	3.3%	3.2%	3.7%	3.6%

10. Policyholders' account balances, Separate accounts, and Unearned revenue liabilities

Policyholders' account balances
The following tables present a roll-forward of policyholders' account balances:

	Three Months Ended March 31, 2026
(in millions of U.S. dollars)	Universal Life	Annuities (4)	Other investment contracts (5)	Total
Balance – beginning of period	$1,899	$2,801	$2,531	$7,231
Premiums received	61	80	246	387
Policy charges (1)	(23)	—	(2)	(25)
Surrenders and withdrawals	(33)	(8)	(50)	(91)
Benefit payments (2)	(95)	(69)	(16)	(180)
Interest credited	12	13	18	43
Other (including foreign exchange)	10	79	(37)	52
Balance – end of period	$1,831	$2,896	$2,690	$7,417
Unearned revenue liability				762
Other (3)				603
Policyholders' account liability, per consolidated balance sheet				$8,782
(1)Contracts included in the policyholder account balances are generally charged a premium and/or monthly assessments on the basis of the account balance.
(2)Includes payments for survival and death benefits.
(3)Primarily comprises unpaid dividends on certain participating policies.
(4)Relates to Huatai Life.
(5)Primarily comprises policyholder account balances related to investment linked products including endowment and investment contracts, none of which bear significant insurance risk.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended March 31, 2025
(in millions of U.S. dollars)	Universal Life	Annuities (4)	Other investment contracts (5)	Total
Balance – beginning of period	$1,809	$2,585	$2,354	$6,748
Premiums received	53	101	94	248
Policy charges (1)	(29)	—	(2)	(31)
Surrenders and withdrawals	(29)	(9)	(51)	(89)
Benefit payments (2)	(17)	(48)	(22)	(87)
Interest credited	12	10	16	38
Other (including foreign exchange)	13	5	(1)	17
Balance – end of period	$1,812	$2,644	$2,388	$6,844
Unearned revenue liability				719
Other (3)				566
Policyholders' account liability, per consolidated balance sheet				$8,129
(1)Contracts included in the policyholder account balances are generally charged a premium and/or monthly assessments on the basis of the account balance.
(2)Includes payments for survival and death benefits.
(3)Primarily comprises unpaid dividends on certain participating policies.
(4)Relates to Huatai Life.
(5)Primarily comprises policyholder account balances related to investment linked products including endowment and investment contracts, none of which bear significant insurance risk.

	March 31
	2026			2025
(in millions of U.S. dollars, except for percentages)	Universal Life	Annuities (3)	Other	Universal Life	Annuities (3)	Other
Weighted-average crediting rate (1)	3.4%	N/A	3.1%	3.5%	N/A	3.4%
Net amount at risk (2)	$10,753	$64	$336	$12,079	$—	$407
Cash Surrender Value	$1,705	$1,928	$2,381	$1,659	$1,728	$2,095
(1)Calculated using actual interest credited for the three months ended March 31, 2026 and 2025, respectively.
(2)For those guarantees of benefits that are payable in the event of death, the net amount at risk is defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date.
(3)Annuities do not have an explicit account balance, therefore a crediting rate is not applicable.

The following tables present the balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimum:

Universal Life

	March 31, 2026
(in millions of U.S. dollars)	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Guaranteed minimum crediting rates
Up to 2.00%	$—	$35	$16	$217	$268
2.01% – 4.00%	444	289	340	—	1,073
Greater than 4.00%	18	—	—	—	18
Fixed rate or no guarantee					472
Total	$462	$324	$356	$217	$1,831

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	March 31, 2025
(in millions of U.S. dollars)	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Guaranteed minimum crediting rates
Up to 2.00%	$3	$—	$47	$123	$173
2.01% – 4.00%	245	589	355	—	1,189
Greater than 4.00%	12	—	—	—	12
Fixed rate or no guarantee					438
Total	$260	$589	$402	$123	$1,812

Other policyholders' account balances

	March 31, 2026
(in millions of U.S. dollars)	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Guaranteed minimum crediting rates
Up to 2.00%	$2	$66	$38	$59	$165
2.01% – 4.00%	1,148	53	—	—	1,201
Greater than 4.00%	—	—	—	—	—
Fixed rate or no guarantee					1,324
Total	$1,150	$119	$38	$59	$2,690

	March 31, 2025
(in millions of U.S. dollars)	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Guaranteed minimum crediting rates
Up to 2.00%	$6	$5	$130	$25	$166
2.01% – 4.00%	1,017	51	—	—	1,068
Greater than 4.00%	—	—	—	—	—
Fixed rate or no guarantee					1,154
Total	$1,023	$56	$130	$25	$2,388

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents the aggregate fair value of Separate account assets, by major security type:

	March 31	March 31
(in millions of U.S. dollars)	2026	2025
Cash and cash equivalents	$156	$131
Mutual funds	6,493	6,081
Fixed maturities	69	73
Total	$6,718	$6,285

The following table presents a roll-forward of separate account liabilities:

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2026	2025
Balance – beginning of period	$6,925	$6,231
Premiums and deposits	367	490
Policy charges	(44)	(33)
Surrenders and withdrawals	(337)	(243)
Benefit payments	(125)	(113)
Investment performance	23	5
Other (including foreign exchange)	(91)	(52)
Balance – end of period	$6,718	$6,285
Cash surrender value (1)	$6,239	$5,898
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

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2026	2025
Balance – beginning of period	$758	$711
Deferred revenue	30	34
Amortization	(20)	(18)
Other (including foreign exchange)	(6)	(8)
Balance – end of period	$762	$719

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

11. Market risk benefits

Our reinsurance programs covering variable annuity guarantees, comprising guaranteed living benefits (GLB) and guaranteed minimum death benefits (GMDB), meet the definition of Market risk benefits (MRB). The following table presents a roll-forward of MRB:

	Three Months Ended March 31
(in millions of U.S. dollars)	2026	2025
Balance – beginning of period	$659	$607
Balance, beginning of period, before effect of changes in the instrument-specific credit risk	636	592
Interest rate changes	(11)	46
Effect of market movements (1)	42	52
Effect of changes in volatilities	2	16
Actual policyholder behavior different from expected behavior	(4)	16
Effect of timing and all other	(34)	(25)
Balance, end of period, before effect of changes in the instrument-specific credit risk	$631	$697
Effect of changes in the instrument-specific credit risk	11	11
Balance – end of period	$642	$708
Weighted-average age of policyholders (years)	74	74
Net amount at risk (2)	$1,403	$1,654
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

Excluded from the table above are MRB gains of $10 million and $14 million for the three months ended March 31, 2026 and 2025, respectively, reported in the Consolidated statements of operations, relating to the market risk benefits' economic hedge and other net cash flows. There is no reinsurance recoverable associated with our liability for MRB.

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

	Valuation Technique	Significant Unobservable Inputs	March 31, 2026		March 31, 2025
			Ranges	Weighted Average(1)	Ranges	Weighted Average(1)
MRB (1)	Actuarial model	Lapse rate	0.5% – 27.3%	3.1%	0.5% – 27.3%	3.2%
		Annuitization rate	0% – 100%	5.1%	0% – 100%	4.8%
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The effect of changes in key market factors on assumed lapse and annuitization rates reflect emerging trends using data available from cedants. The model and related assumptions are regularly re-evaluated by management and enhanced, as appropriate, based upon additional experience obtained related to policyholder behavior and availability of updated information such as market conditions, market participant assumptions, and demographics of in-force annuities. For detailed information on our lapse and annuitization rate assumptions, refer to Note 11 to the Consolidated Financial Statements of our 2025 Form 10-K.

12. Debt

On March 17, 2026, Chubb INA Holdings LLC (Chubb INA) issued CHF 200 million (approximately $254 million based on the foreign exchange rate at the date of issuance) aggregate principal amount of 1.02 percent senior unsecured notes due March 2032. These notes are guaranteed by Chubb Limited.

13. Commitments, contingencies, and guarantees

a) Derivative instruments
Chubb maintains positions in derivative instruments such as futures, options, swaps, and foreign currency forward contracts for which the primary purposes are to manage duration and foreign currency exposure, yield enhancement, or to obtain an exposure to a particular financial market. Chubb also maintains positions in convertible securities that contain embedded derivatives, and exchange-traded equity futures contracts on equity market indices to limit equity exposure in the market risk benefit (MRB) book of business. Derivative instruments are principally recorded in either Other assets (OA) or Accounts payable, accrued expenses, and other liabilities (AP) in the Consolidated balance sheets. Convertible securities are recorded in Fixed maturities available-for-sale (FM AFS). In addition, Chubb, from time to time, purchases to be announced mortgage-backed securities (TBAs) as part of its investing activities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents the balance sheet location, fair value in an asset or (liability) position, and notional value/payment provision of our derivative instruments:

			March 31, 2026			December 31, 2025
	Consolidated Balance Sheet Location	Fair Value		Notional Amount/ Payment Provision	Fair Value		Notional Amount/ Payment Provision
(in millions of U.S. dollars)		Derivative Asset	Derivative (Liability)		Derivative Asset	Derivative (Liability)
Investment and embedded derivatives not designated as hedging instruments:
Foreign currency forward contracts	OA / (AP)	$20	$(337)	$4,519	$18	$(230)	$4,912
Options/Futures/Forward contracts on notes and bonds	OA / (AP)	13	(21)	1,508	4	(12)	1,216
Convertible securities (1)	FM AFS	4	—	3	6	—	5
Total		$37	$(358)	$6,030	$28	$(242)	$6,133
Other derivative instruments:
Futures contracts on equities (2)	OA / (AP)	$18	$—	$807	$3	$—	$943
Other	OA / (AP)	10	—	242	8	(4)	334
Total		$28	$—	$1,049	$11	$(4)	$1,277
Derivatives designated as hedging instruments:
Cross-currency swaps - fair value hedges	OA / (AP)	$155	$(2)	$2,090	$198	$—	$2,046
Cross-currency swaps - net investment hedges	OA / (AP)	110	(78)	3,891	68	(232)	2,995
Total		$265	$(80)	$5,981	$266	$(232)	$5,041
(1)Includes fair value of embedded derivatives.
(2)Related to MRB book of business.

At March 31, 2026, and December 31, 2025, net derivative liabilities of $112 million and $179 million, respectively, included in the table above were subject to a master netting agreement. The remaining derivatives included in the table above were not subject to a master netting agreement.

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

(i) Fair value hedges

Cross-currency swaps
Chubb holds certain cross-currency swaps designated as fair value hedges. The objective of these cross-currency swaps is to hedge the foreign currency risk on €1.7 billion, or approximately $2.0 billion at March 31, 2026, of euro denominated debt by converting cash flows back into the U.S. dollar.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended
	March 31
(pre-tax, in millions of U.S. dollars)	2026	2025
Gain (loss) recognized in OCI	$(43)	$(26)
Net realized gain (loss) reclassified from OCI	(34)	69
Interest expense reclassified from OCI	(5)	(4)
OCI gain (loss) after reclassifications	$(4)	$(91)

(ii) Net investment hedges

Cross-currency swaps
Chubb holds certain cross-currency swaps designated as net investment hedges. The objective of these cross-currency swaps is to hedge the foreign currency exposure in the net investments of certain foreign subsidiaries by converting cash flows from U.S. dollar to the British pound sterling, Japanese yen, Swiss franc, Chinese yuan renminbi, and Korean won. The hedged risk is designated as the foreign currency exposure arising between the functional currency of the foreign subsidiary and the functional currency of its parent entity.

These net investment hedges are carried at fair value, with changes in fair value recorded in Cumulative translation adjustments (CTA) within OCI, and a portion reclassified to Interest expense. The mark-to-market adjustments for foreign currency changes will remain in CTA until the underlying hedge subsidiary is deconsolidated or hedge accounting is discontinued.

In March 2026, in connection with the issuance of Swiss franc (CHF) 200 million senior unsecured notes and related designation as a net investment hedge, Chubb terminated its Swiss franc cross-currency swap with a notional amount of CHF95.8 million, originally maturing in March 2038. This termination resulted in a $42 million loss, which will remain in CTA until the underlying hedged subsidiary is deconsolidated.

Foreign denominated debt
Chubb designated the following foreign denominated debt as non-derivative net investment hedges:
•Chinese yuan renminbi term loans, $578 million at March 31, 2026
•Chinese yuan renminbi bonds, $652 million at March 31, 2026
•Swiss franc senior unsecured notes, issued in Q1 2026, $256 million at March 31, 2026

These non-derivative net investment hedges mitigate the foreign currency exposure in the net investments of certain foreign subsidiaries. Changes in the carrying value of the debt attributable to foreign currency revaluation are recorded in CTA within OCI. These adjustments will remain in CTA until the underlying hedged subsidiary is deconsolidated or hedge accounting is discontinued.

The following table presents the OCI impact of derivative and non-derivative net investment hedges:

	Three Months Ended
	March 31
(pre-tax, in millions of U.S. dollars)	2026	2025
Cross-currency swaps:
Gain (loss) recognized in OCI	$58	$24
Interest income reclassified from OCI	9	8
Total cross currency swaps	49	16
Foreign denominated debt:
Gain (loss) recognized in OCI	(33)	—
Total OCI gain (loss) after reclassifications	$16	$16

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

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2026	2025
Investment and embedded derivative instruments:
Foreign currency forward contracts	$(108)	$(14)
Options/Futures/Forward contracts on notes and bonds	(7)	(9)
Total investment and embedded derivative instruments	$(115)	$(23)
Other derivative instruments:
Futures contracts on equities (1)	$45	$54
Other	(9)	(3)
Total other derivative instruments	$36	$51
Total	$(79)	$28
(1)Related to MRB book of business.

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

(iii) Convertible security investments
A convertible security is a debt instrument that can be converted into a predetermined amount of the issuer’s equity. The convertible option is an embedded derivative within the host instruments which are classified in the investment portfolio as a fixed maturity security. Chubb purchases convertible securities for their total return and not specifically for the conversion feature.

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

The following table presents the carrying value of collateral held under securities lending agreements by investment category and remaining contractual maturity of the underlying agreements:

	Remaining contractual maturity
	March 31, 2026	December 31, 2025
(in millions of U.S. dollars)	Overnight and Continuous
Collateral held under securities lending agreements:
Cash	$896	$1,332
U.S. and local government securities	419	234
Non-U.S.	752	768
Corporate and asset-backed securities	66	62
Equity securities	144	104
Total	$2,277	$2,500
Gross amount of recognized liability for securities lending payable	$2,277	$2,500

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

At March 31, 2026, and December 31, 2025, our repurchase agreement obligations of $3,736 million and $3,324 million, respectively, were fully collateralized. In contrast to securities lending programs, the use of cash received is not restricted for the repurchase obligations. The fair value of the underlying securities sold remains in Fixed maturities available-for-sale or Other investments, and the repurchase agreement obligation is recorded in Repurchase agreements in the Consolidated balance sheets.

The following table presents the carrying value of collateral pledged under repurchase agreements by investment category and remaining contractual maturity of the underlying agreements:

	Remaining contractual maturity
	March 31, 2026			December 31, 2025
	Up to 30 Days	30-90 Days	Total	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
(in millions of U.S. dollars)
Collateral pledged under repurchase agreements:
Non-U.S.	$1,920	$—	$1,920	$—	$129	$—	$129
U.S. and local government securities	22	117	139	1,496	—	—	1,496
Mortgage-backed securities	1,007	859	1,866	980	904	9	1,893
Total	$2,949	$976	$3,925	$2,476	$1,033	$9	$3,518
Repurchase agreements			$2,753				$2,368
Repurchase agreements - VIEs			983				956
Gross amount of recognized liabilities for repurchase agreements			$3,736				$3,324
Difference (1)			$189				$194
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

e) Private equities
Private equities in the Consolidated balance sheets are investments in limited partnerships and partially-owned investment companies. At March 31, 2026, private equities with a carrying value of $16.8 billion had commitments that could require funding of up to $7.3 billion over the next several years. At December 31, 2025, these investments had a carrying value of $16.9 billion with commitments of up to $7.2 billion. The remaining private equities had no funding commitments.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

g) Lease commitments
At March 31, 2026, and December 31, 2025, the right-of-use asset was $1,001 million and $1,025 million, respectively, recorded within Other assets, and the lease liability was $1,231 million and $1,214 million, respectively, recorded within Accounts payable, accrued expenses, and other liabilities on the Consolidated balance sheets. These leases consist principally of real estate operating leases that are amortized on a straight-line basis over the term of the lease, which expire at various dates.

14. Shareholders’ equity

All of Chubb’s Common Shares are authorized under Swiss corporate law. Though the par value of Common Shares is stated in Swiss francs, Chubb continues to use U.S. dollars as its reporting currency for preparing the Consolidated Financial Statements. Under Swiss corporate law, dividends, including distributions from legal reserves or through a reduction in par value (par value reduction), must be stated in Swiss francs though dividend payments are made by Chubb in U.S. dollars. At March 31, 2026, our Common Shares had a par value of CHF 0.50 per share.
At our May 2025 and 2024 annual general meetings, our shareholders approved annual dividends for the following year of up to $3.88 per share and $3.64 per share, respectively, which were paid in four quarterly installments of $0.97 and $0.91 per share, respectively, at dates determined by the Board of Directors (Board) after the annual general meetings by way of a distribution from capital contribution reserves, transferred to free reserves for payment.

The following table presents dividend distributions per Common Share in Swiss francs (CHF) and U.S. dollars (USD):

	Three Months Ended
	March 31
	2026		2025
	CHF	USD	CHF	USD
Total dividend distributions per common share	0.75	$0.97	0.81	$0.91

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
On March 10, 2026, Chubb completed a share capital reduction by means of cancellation of 11,986,574 Common Shares purchased under our share repurchase program during 2025. The capital reduction was completed in accordance with the capital band provision for authorized share capital increases and reductions by the Board set forth in the Articles of Association. On March 7, 2025, Chubb completed a share capital reduction by means of cancellation of 7,518,565 Common Shares purchased under our share repurchase program during 2024. The capital reduction was completed in accordance with the capital band provision for authorized share capital increases and reductions by the Board set forth in the Articles of Association. During the three months ended March 31, 2026, 3,517,810 shares were repurchased, 11,986,574 shares were canceled, and 912,163 net shares were issued under employee share-based compensation plans. At March 31, 2026, 11,625,267 Common Shares remain in treasury.

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

	Three Months Ended		April 1, 2026 through April 27, 2026
	March 31
(in millions of U.S. dollars, except share data)	2026	2025
Number of shares repurchased	3,517,810	1,345,782	1,029,374
Cost of shares repurchased	$1,143	$385	$340
Repurchase authorization remaining at end of period	$1,520	$1,300	$1,182

The following table presents changes in accumulated other comprehensive income (loss):

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2026	2025
Accumulated other comprehensive income (loss) (AOCI)
Net unrealized appreciation (depreciation) on investments
Balance – beginning of period, net of tax	$(1,997)	$(4,552)
Change in period, before reclassification from AOCI (before tax)	(1,939)	843
Amounts reclassified from AOCI (before tax)	113	58
Change in period, before tax	(1,826)	901
Income tax (expense) benefit	210	(61)
Total other comprehensive income (loss)	(1,616)	840
Noncontrolling interests, net of tax	(2)	(8)
Balance – end of period, net of tax	(3,611)	(3,704)
Current discount rate on liability for future policy benefits
Balance – beginning of period, net of tax	(344)	(539)
Change in period, before tax	386	(122)
Income tax (expense) benefit	(61)	12
Total other comprehensive income (loss)	325	(110)
Noncontrolling interests, net of tax	8	(4)
Balance – end of period, net of tax	(27)	(645)
Instrument-specific credit risk on market risk benefits
Balance – beginning of period, net of tax	(23)	(16)
Change in period, before tax	12	4
Income tax expense	(2)	(1)
Total other comprehensive income	10	3
Noncontrolling interests, net of tax	—	—
Balance – end of period, net of tax	(13)	(13)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2026	2025
Accumulated other comprehensive income (loss) (AOCI) - continued
Cumulative foreign currency translation adjustment
Balance – beginning of period, net of tax	(3,135)	(4,025)
Change in period, before reclassification from AOCI (before tax)	537	367
Amounts reclassified from AOCI (before tax)	(9)	(8)
Change in period, before tax	528	359
Income tax expense	(6)	(12)
Total other comprehensive income	522	347
Noncontrolling interests, net of tax	165	7
Balance – end of period, net of tax	(2,778)	(3,685)
Fair value hedging instruments
Balance – beginning of period, net of tax	(58)	50
Change in period, before reclassification from AOCI (before tax)	(43)	(26)
Amounts reclassified from AOCI (before tax)	39	(65)
Change in period, before tax	(4)	(91)
Income tax benefit	1	19
Total other comprehensive loss	(3)	(72)
Noncontrolling interests, net of tax	—	—
Balance – end of period, net of tax	(61)	(22)
Postretirement benefit liability adjustment
Balance – beginning of period, net of tax	582	438
Change in period, before tax	(2)	(4)
Income tax expense	(1)	—
Total other comprehensive loss	(3)	(4)
Noncontrolling interests, net of tax	—	—
Balance – end of period, net of tax	579	434
Accumulated other comprehensive loss	$(5,911)	$(7,635)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents reclassifications from accumulated other comprehensive income (loss) to the Consolidated statements of operations:

	Three Months Ended		Consolidated Statement of Operations Location
	March 31
(in millions of U.S. dollars)	2026	2025
Fixed maturities available-for-sale	$(113)	$(58)	Net realized gains (losses)
Income tax benefit	18	25	Income tax expense
	$(95)	$(33)	Net income
Cumulative foreign currency translation adjustment
Cross-currency swaps	$9	$8	Interest expense
Income tax expense	(2)	(2)	Income tax expense
	$7	$6	Net income
Net gains (losses) of fair value hedging instruments
Cross-currency swaps	$(34)	$69	Net realized gains (losses)
Cross-currency swaps	(5)	(4)	Interest expense
Income tax (expense) benefit	8	(14)	Income tax expense
	$(31)	$51	Net income
Total amounts reclassified from AOCI	$(119)	$24

15. Share-based compensation

The Chubb Limited 2016 Long-Term Incentive Plan, as amended and restated (the Amended 2016 LTIP), permits grants of both incentive and non-qualified stock options principally at an option price per share equal to the grant date fair value of Chubb's Common Shares. Stock options are generally granted with a 3-year vesting period and a 10-year term. Stock options typically vest in equal annual installments over the respective vesting period, which is also the requisite service period. On March 2, 2026, Chubb granted 1,070,510 stock options with a weighted-average grant date fair value of $87.84 each. The fair value of the options issued is estimated on the grant date using the Black-Scholes option pricing model.

The Amended 2016 LTIP also permits grants of service-based restricted stock and restricted stock units as well as performance shares and performance stock units. Under the Chubb Deferred Stock Unit Plan, a sub-plan of the Amended 2016 LTIP, eligible participants may defer vested performance stock units and restricted stock units to the extent such awards are U.S.-allocated compensation.

Chubb generally grants service-based restricted stock and restricted stock units with a 4-year vesting period, based on a graded vesting schedule. Performance shares and performance stock units granted comprise both target and premium awards that cliff vest at the end of a 3-year performance period based on tangible book value (Chubb shareholders' equity less goodwill and intangible assets attributable to Chubb, net of tax) per share growth and P&C combined ratio compared to a defined group of peer companies. Premium awards are subject to an additional vesting provision based on total shareholder return compared to the peer group. Stock and unit awards are principally granted at market close price on the grant date. On March 2, 2026, Chubb granted 102,036 service-based restricted stock, 670,919 service-based restricted stock units, 90,078 performance shares, and 251,832 performance stock units to employees and officers with a grant date fair value of $342.76 each. Each service-based restricted stock unit and performance stock unit represents our obligation to deliver to the holder one Common Share upon vesting (or the end of the deferral period, if the unit is under the Chubb Deferred Stock Unit Plan).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

16. Postretirement benefits

The components of net pension and other postretirement benefit costs (benefits) reflected in Net income in the Consolidated statements of operations were as follows:

	Pension Benefit Plans				Other Postretirement Benefit Plans
	2026		2025		2026	2025
Three Months Ended March 31	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
(in millions of U.S. dollars)
Service cost	$—	$2	$—	$2	$—	$—
Non-service cost (benefit):
Interest cost	31	9	34	9	—	—
Expected return on plan assets	(68)	(16)	(63)	(13)	—	—
Amortization of net actuarial (gain) loss	(3)	—	(2)	—	—	(1)
Amortization of prior service cost	—	—	—	—	—	—
Settlements	—	—	—	—	—	—
Total non-service cost (benefit)	(40)	(7)	(31)	(4)	—	(1)
Net periodic benefit cost (benefit)	$(40)	$(5)	$(31)	$(2)	$—	$(1)

The line items in which the service cost and non-service cost (benefit) components of net periodic cost (benefit) are included in the Consolidated statements of operations were as follows:

	Pension Benefit Plans		Other Postretirement Benefit Plans
Three Months Ended March 31	2026	2025	2026	2025
(in millions of U.S. dollars)
Service cost:
Losses and loss expenses	$—	$—	$—	$—
Administrative expenses	2	2	—	—
Total service cost	2	2	—	—
Non-service cost (benefit):
Losses and loss expenses	(4)	(3)	—	—
Administrative expenses	(43)	(32)	—	(1)
Total non-service cost (benefit)	(47)	(35)	—	(1)
Net periodic benefit cost (benefit)	$(45)	$(33)	$—	$(1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

17. Other income and expense

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2026	2025
Equity in net income (loss) of partially-owned entities	$157	$82
Gains (losses) from fair value changes in separate account assets	(12)	(10)
Asset management and performance fee revenue	70	56
Asset management and performance fee expense	(40)	(33)
Federal excise and capital taxes	(13)	(5)
Other	(1)	(7)
Total	$161	$83

Equity in net income of partially-owned entities includes our share of net income or loss, both underlying operating income and mark-to-market movement, related to partially-owned investment companies (private equity) where we own more than three percent, and partially-owned insurance companies. This line item includes mark-to-market gains (losses) on private equities of $27 million and $(27) million for the three months ended March 31, 2026 and 2025, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following tables present the Statement of Operations by segment:

For the Three Months Ended March 31, 2026 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Total
Net premiums written	$4,895	$1,681	$311	$4,466	$363	$2,289	$14,005
Net premiums earned	5,148	1,746	189	3,780	326	2,268	13,457
Losses and loss expenses	3,220	1,034	53	1,652	137	28
Policy benefits	—	—	—	113	—	1,700
Policy acquisition costs	752	347	24	1,009	102	362
Administrative expenses	354	85	(6)	387	9	210
Underwriting income	822	280	118	619	78	NM
Net investment income	971	137	26	300	108	305
Other (income) expense	14	3	—	6	—	(51)
Amortization of purchased intangibles	1	2	6	22	—	8
Segment income	$1,778	$412	$138	$891	$186	$316	$3,721
Net realized gains (losses)							(407)
Market risk benefits gains (losses)							14
Interest expense							198
Integration expenses and severance							9
Corporate underwriting loss							(125)
Corporate net investment loss							(11)
Corporate other (income) expense							(18)
Corporate amortization of purchased intangibles							34
Other reclassification							24
Income before income tax							$2,993
NM – not meaningful. Underwriting income is not used as a basis for segment performance for the Life Insurance segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

For the Three Months Ended March 31, 2025 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Total
Net premiums written	$4,787	$1,552	$276	$3,903	$408	$1,720	$12,646
Net premiums earned	4,988	1,574	165	3,209	368	1,696	12,000
Losses and loss expenses	3,031	2,093	92	1,397	242	26
Policy benefits	—	—	—	113	—	1,163
Policy acquisition costs	719	330	17	837	100	310
Administrative expenses	344	87	2	330	10	202
Underwriting income (loss)	894	(936)	54	532	16	NM
Net investment income	929	120	24	281	70	271
Other (income) expense	8	1	1	6	—	(35)
Amortization of purchased intangibles	1	2	6	19	—	10
Segment income (loss)	$1,814	$(819)	$71	$788	$86	$291	$2,231
Net realized gains (losses)							(116)
Market risk benefits gains (losses)							(92)
Interest expense							181
Corporate underwriting loss							(119)
Corporate net investment loss							(27)
Corporate other (income) expense							33
Corporate amortization of purchased intangibles							37
Other reclassification							38
Income before income tax							$1,664
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

19. Earnings per share

	Three Months Ended
	March 31
(in millions of U.S. dollars, except share and per share data)	2026	2025
Numerator:
Net income	$2,347	$1,343
Net income (loss) attributable to noncontrolling interests	27	12
Net income attributable to Chubb	$2,320	$1,331
Denominator:
Denominator for basic earnings per share attributable to Chubb:
Weighted-average shares outstanding	390,485,934	400,681,956
Denominator for diluted earnings per share attributable to Chubb:
Share-based compensation plans	4,113,570	3,992,395
Weighted-average shares outstanding and assumed conversions	394,599,504	404,674,351
Basic earnings per share attributable to Chubb	$5.94	$3.32
Diluted earnings per share attributable to Chubb	$5.88	$3.29
Potential anti-dilutive share conversions	1,142,124	1,268,531

Excluded from weighted-average shares outstanding and assumed conversions is the impact of securities that would have been anti-dilutive during the respective periods. These securities consisted of stock options in which the underlying exercise prices were greater than the average market prices of our Common Shares. Refer to Note 16 to the Consolidated Financial Statements of our 2025 Form 10-K for additional information on stock options.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of our results of operations, financial condition, and liquidity and capital resources as of and for the three months ended March 31, 2026.

All comparisons in this discussion are to the corresponding prior year period unless otherwise indicated. All dollar amounts are rounded. However, percent changes and ratios are calculated using whole dollars. Accordingly, calculations using rounded dollars may differ.

Our results of operations and cash flows for any interim period are not necessarily indicative of our results for the full year. This discussion should be read in conjunction with our Consolidated Financial Statements and related notes and our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025 (2025 Form 10-K).

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
•uncertainties relating to governmental, legislative and regulatory policies, developments, actions, investigations, and treaties; judicial decisions and rulings, new theories of liability, legal tactics, and settlement terms; the effects of data privacy or cyber laws or regulation; global political conditions, the outbreak and effects of war, the occurrence of any terrorist attacks, and possible business disruption or economic contraction that may result from such events;
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

Overview
Chubb Limited is the Swiss-incorporated holding company of the Chubb Group of Companies. Chubb Limited, which is headquartered in Zurich, Switzerland, and its direct and indirect subsidiaries (collectively, the Chubb Group of Companies, Chubb, we, us, or our) are a global insurance and reinsurance organization, serving the needs of a diverse group of clients worldwide. At March 31, 2026, we had total assets of $275 billion and total Chubb shareholders’ equity, which excludes noncontrolling interests, of $74 billion. Chubb was incorporated in 1985 at which time it opened its first business office in Bermuda and continues to maintain operations in Bermuda. We operate through six business segments: North America Commercial P&C Insurance, North America Personal P&C Insurance, North America Agricultural Insurance, Overseas General Insurance, Global Reinsurance, and Life Insurance. For more information on our segments refer to “Segment Information” under Item 1 in our 2025 Form 10-K.

Consolidated Operating Results – Three Months Ended March 31, 2026 and 2025

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2026	2025	Q-26 vs. Q-25
Net premiums written	$14,005	$12,646	10.7%
Net premiums written - constant dollars (1)			7.7%
Net premiums earned	13,457	12,000	12.1%
Net investment income	1,709	1,561	9.5%
Net realized gains (losses)	(407)	(116)	NM
Market risk benefits gains (losses)	14	(92)	NM
Total revenues	14,773	13,353	10.6%
Losses and loss expenses	6,131	6,896	(11.1)%
Policy benefits	1,785	1,227	45.5%
Policy acquisition costs	2,596	2,313	12.2%
Administrative expenses	1,149	1,080	6.4%
Interest expense	198	181	9.1%
Other (income) expense	(161)	(83)	94.5%
Amortization of purchased intangibles	73	75	(2.1)%
Integration expenses and severance	9	—	NM
Total expenses	11,780	11,689	0.8%
Income before income tax	2,993	1,664	79.9%
Income tax expense	646	321	101.2%
Net income	$2,347	$1,343	74.8%
Net income attributable to noncontrolling interests	27	12	131.3%
Net income attributable to Chubb	$2,320	$1,331	74.3%
(1)     On a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency exchange rates as the comparable current period.
NM - Not meaningful

Financial Highlights for the Three Months Ended March 31, 2026

•Net income attributable to Chubb was $2.3 billion compared with $1.3 billion in the prior year period, primarily due to lower catastrophe losses.

•Total pre-tax catastrophe losses were $500 million, compared with $1.64 billion in the prior year, which included $1.47 billion from the California wildfires.

•Consolidated net premiums written were $14.01 billion, up 10.7 percent.

•P&C net premiums written increased 7.2 percent, with consumer insurance up 14.2 percent and commercial insurance up 4.6 percent. Consumer insurance growth reflects strong new business and retention, including positive rate and exposure increases. Commercial lines reflects continued growth primarily in casualty lines, middle market, and small commercial accounts. Growth was unfavorably impacted by reduced exposure and lower rates, in large account property lines, both admitted and E&S.

•Life Insurance segment net premiums written increased 33.1 percent, or 30.8 percent in constant dollars, due to growth in international life of 34.1 percent in constant dollars reflecting 15.7 percentage points of growth from traditional regular premium products, with the remaining growth from savings-oriented single premium business.

Additionally, our Chubb Benefits business grew 15.8 percent, primarily driven by worksite business.

•Pre-tax net investment income was $1.71 billion, compared with $1.6 billion in the prior year period, primarily due to higher average invested assets from strong operating cash flow.

•Operating cash flow was $3.95 billion.

Net Premiums Written	Three Months Ended March 31			% Change
(in millions of U.S. dollars, except for percentages)	2026	2025	Q-26 vs. Q-25	C$ Q-26 vs. Q-25
Property and other short-tail lines	$2,467	$2,489	(0.9)%	(4.6)%
Commercial casualty	2,571	2,252	14.2%	11.4%
Financial lines	1,093	1,079	1.3%	(1.7)%
Workers' compensation	626	638	(1.9)%	(1.9)%
Commercial multiple peril (1)	454	416	9.2%	9.0%
Surety	220	200	9.8%	5.9%
Total Commercial P&C lines	7,431	7,074	5.0%	2.3%

Agriculture	311	276	12.7%	12.7%

Personal homeowners	1,273	1,143	11.4%	10.1%
Personal automobile	855	691	23.8%	15.6%
Personal other	560	511	9.6%	5.6%
Total Personal lines (2)	2,688	2,345	14.7%	10.8%

Global A&H - P&C	923	823	12.2%	6.2%

Reinsurance lines	363	408	(11.2)%	(11.7)%
Total Property and Casualty lines	11,716	10,926	7.2%	4.1%

Life Insurance	2,289	1,720	33.1%	30.8%
Total consolidated	$14,005	$12,646	10.7%	7.7%
(1)Commercial multiple peril represents retail package business (property and general liability).
(2)For purposes of this schedule only, certain Q1 2025 Personal lines results have been reclassified among Personal lines categories to align with current-year reporting. This reclassification did not impact total Personal lines results.

For additional information on net premiums written, refer to the segment operating results discussions.

Catastrophe Losses and Prior Period Development

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2026	2025
Net catastrophe losses	$500	$1,641
Favorable prior period development	$286	$255

Catastrophe losses through March 31, 2026 and 2025, were primarily from the following events:
•2026: Winter-related storms in the U.S., and other international weather-related events.
◦Total North America P&C Insurance catastrophe losses were $428 million.
◦Total Overseas General catastrophe losses were $64 million.
•2025: California wildfire losses of $1.47 billion; flooding in the U.S., hail, tornadoes, wind events, and winter-related storms.
◦Total North America P&C Insurance catastrophe losses were $1.51 billion.
◦Total Overseas General catastrophe losses were $55 million.

Pre-tax net favorable PPD for the three months ended March 31, 2026, was $301 million in our active companies, including net favorable development of $322 million in short-tail lines and net unfavorable development of $21 million in long-tail lines. Net favorable development for short-tail lines is driven by surety and property lines. Net unfavorable development for long-tail lines primarily relates to casualty lines, partially offset by favorable development in workers' compensation and financial lines. Our corporate run-off portfolio had adverse development of $15 million.

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

Refer to the catastrophe losses and prior period development discussion in Item 7 in our 2025 Form 10-K and the prior period development discussion in Note 8 to the Consolidated Financial Statements for additional information.

P&C Combined Ratio

	Three Months Ended
	March 31
	2026	2025
Combined ratio:
Loss and loss expense ratio	55.6%	67.8%
Policy acquisition cost ratio	20.0%	19.4%
Administrative expense ratio	8.4%	8.5%
P&C Combined ratio	84.0%	95.7%
Catastrophe losses	(4.5)%	(15.9)%
Prior period development	2.6%	2.5%
P&C CAY combined ratio excluding catastrophe losses	82.1%	82.3%

The P&C combined ratio decreased for the three months ended March 31, 2026, reflecting lower catastrophe losses. The P&C CAY combined ratio excluding catastrophe losses was relatively flat for the three months ended March 31, 2026.

Segment Operating Results – Three Months Ended March 31, 2026 and 2025

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

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2026	2025	Q-26 vs. Q-25
Net premiums written	$4,895	$4,787	2.3%
Net premiums earned	5,148	4,988	3.2%
Losses and loss expenses	3,220	3,031	6.2%
Policy acquisition costs	752	719	4.6%
Administrative expenses	354	344	3.1%
Underwriting income	822	894	(8.0)%
Net investment income	971	929	4.5%
Other (income) expense	14	8	(76.0)%
Amortization of purchased intangibles	1	1	—
Segment income	$1,778	$1,814	(2.0)%
Combined ratio:
Loss and loss expense ratio	62.5%	60.8%	1.7	pts
Policy acquisition cost ratio	14.6%	14.4%	0.2	pts
Administrative expense ratio	6.9%	6.9%	—	pts
Combined ratio	84.0%	82.1%	1.9	pts
Catastrophe losses	(3.9)%	(3.1)%	(0.8)	pts
Prior period development	1.7%	2.3%	(0.6)	pts
CAY combined ratio excluding catastrophe losses	81.8%	81.3%	0.5	pts

Production by Size - Net premiums written	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2026	2025	Q-26 vs. Q-25
Major Accounts & Specialty (large corporate accounts and wholesale business)	$2,772	$2,731	1.5%
Commercial (middle market and small commercial accounts)	2,123	2,056	3.3%
Total	$4,895	$4,787	2.3%

Net Catastrophe Losses and Prior Period Development	Three Months Ended
	March 31
(in millions of U.S. dollars)	2026	2025
Net catastrophe losses	$202	$154
Favorable prior period development	$89	$114
Refer to Note 8 to the Consolidated Financial Statements for detail on prior period development.

Premiums
Net premiums written increased $108 million, or 2.3 percent, for the three months ended March 31, 2026, which includes P&C lines growth of 3.2 percent and a decline in financial lines of 3.5 percent. Middle market and small commercial grew 3.3 percent, with P&C lines up 5.4 percent and financial lines down 5.7 percent. Major accounts retail and specialty grew 1.5 percent, with property and other short-tail lines down 21.9 percent, casualty up 20.3 percent, and financial lines down 0.4 percent.

Premium growth was broad-based, reflecting continued growth in large account primary and excess casualty, and in our small and mid-market commercial P&C lines, supported by new business and positive rate in most lines. This growth was partially offset by a decline in our large account property lines, both admitted and E&S, which reduced overall growth by approximately 5.0 percentage points, primarily due to reduced exposure and lower rates.

Net premiums earned increased $160 million, or 3.2 percent, for the three months ended March 31, 2026, reflecting the growth in net premiums written described above.

Combined Ratio
The combined ratio increased for the three months ended March 31, 2026, reflecting higher catastrophe losses and lower favorable prior period development.

The CAY combined ratio excluding catastrophe losses increased for the three months ended March 31, 2026, primarily reflecting a change in the mix of business given the reduced property exposure.

North America Personal P&C Insurance

The North America Personal P&C Insurance segment comprises operations that provide high net worth personal lines products, including homeowners and complementary products such as valuable articles, excess liability, automobile, and recreational marine insurance and services in the U.S. and Canada.

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2026	2025	Q-26 vs. Q-25
Net premiums written	$1,681	$1,552	8.3%
Net premiums earned	1,746	1,574	10.9%
Losses and loss expenses	1,034	2,093	(50.5)%
Policy acquisition costs	347	330	5.1%
Administrative expenses	85	87	(2.7)%
Underwriting income (loss)	280	(936)	129.9%
Net investment income	137	120	14.2%
Other (income) expense	3	1	(198.5)%
Amortization of purchased intangibles	2	2	—
Segment income	$412	$(819)	150.3%
Combined ratio:
Loss and loss expense ratio	59.3%	133.0%	(73.7)	pts
Policy acquisition cost ratio	19.9%	21.0%	(1.1)	pts
Administrative expense ratio	4.8%	5.5%	(0.7)	pts
Combined ratio	84.0%	159.5%	(75.5)	pts
Catastrophe losses	(12.7)%	(84.5)%	71.8	pts
Prior period development	—	—	—	pts
CAY combined ratio excluding catastrophe losses	71.3%	75.0%	(3.7)	pts

Net Catastrophe Losses and Prior Period Development	Three Months Ended
	March 31
(in millions of U.S. dollars)	2026	2025
Net catastrophe losses	$222	$1,342
Favorable prior period development	$1	$—

Refer to Note 8 to the Consolidated Financial Statements for detail on prior period development.

Premiums
Net premiums written increased $129 million, or 8.3 percent, for the three months ended March 31, 2026, driven by strong new business and retention, including positive rate and broad exposure in most lines, primarily homeowners. Growth includes the favorable impact of $50 million of ceded reinstatement premiums related to the California wildfires in the prior year.

Net premiums earned increased $172 million, or 10.9 percent, for the three months ended March 31, 2026, reflecting the growth in net premiums written described above.

Combined Ratio
The combined ratio decreased for the three months ended March 31, 2026, reflecting the California wildfire catastrophe losses in the prior year, including the unfavorable impact of the ceded reinstatement premiums on the expense ratio, which are fully earned and carry no expenses.

The CAY combined ratio excluding catastrophe losses decreased for the three months ended March 31, 2026, primarily due to an improvement in homeowners and personal excess from lower underlying losses, and a lower administrative expense ratio resulting from the impact of higher net premiums earned and expense management.

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

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2026	2025	Q-26 vs. Q-25
Net premiums written	$311	$276	12.7%
Net premiums earned	189	165	14.6%
Losses and loss expenses	53	92	(42.9)%
Policy acquisition costs	24	17	39.1%
Administrative expenses	(6)	2	NM
Underwriting income	118	54	120.0%
Net investment income	26	24	7.8%
Other (income) expense	—	1	NM
Amortization of purchased intangibles	6	6	—
Segment income	$138	$71	92.9%
Combined ratio:
Loss and loss expense ratio	27.9%	55.9%	(28.0)	pts
Policy acquisition cost ratio	12.6%	10.4%	2.2	pts
Administrative expense ratio	(3.0)%	1.2%	(4.2)	pts
Combined ratio	37.5%	67.5%	(30.0)	pts
Catastrophe losses	(2.4)%	(8.9)%	6.5	pts
Prior period development	42.5%	20.3%	22.2	pts
CAY combined ratio excluding catastrophe losses	77.6%	78.9%	(1.3)	pts
NM - Not meaningful

Net Catastrophe Losses and Prior Period Development	Three Months Ended
	March 31
(in millions of U.S. dollars)	2026	2025
Net catastrophe losses	$4	$15
Favorable prior period development	$80	$33

Refer to Note 8 to the Consolidated Financial Statements for detail on prior period development.

Premiums
Net premiums written increased $35 million, or 12.7 percent, for the three months ended March 31, 2026, primarily due to growth in Livestock driven by lower reinsurance cessions, and growth in MPCI.

Net premiums earned increased $24 million, or 14.6 percent, for the three months ended March 31, 2026, reflecting the growth in net premiums written described above.

Combined Ratio
The combined ratio decreased for the three months ended March 31, 2026, reflecting higher favorable prior period development and lower catastrophe losses.

The CAY combined ratio excluding catastrophe losses decreased for the three months ended March 31, 2026, reflecting a lower administrative expense ratio resulting from higher Administrative and Operating (A&O) reimbursements on the MPCI business, partially offset by a higher loss ratio reflecting a change in the mix of business.

Overseas General Insurance

Overseas General Insurance segment comprises Chubb International and Chubb Global Markets (CGM). Chubb International comprises our international commercial P&C traditional and specialty lines serving large corporations, middle market and small customers; A&H and traditional and specialty personal lines business serving local territories outside the U.S., Bermuda, and Canada. CGM, our London-based international commercial P&C excess and surplus lines business, includes Lloyd's of London (Lloyd's) Syndicate 2488. Chubb provides funds at Lloyd's to support underwriting by Syndicate 2488 which is managed by Chubb Underwriting Agencies Limited. The Overseas General Insurance segment includes the results of Liberty Mutual's P&C insurance business in Thailand and Liberty Insurance in Vietnam, effective April 1, 2025, and February 2, 2026, respectively.

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2026	2025	Q-26 vs. Q-25
Net premiums written	$4,466	$3,903	14.4%
Net premiums written - constant dollars			6.1%
Net premiums earned	3,780	3,209	17.8%
Losses and loss expenses	1,652	1,397	18.3%
Policy benefits	113	113	—
Policy acquisition costs	1,009	837	20.5%
Administrative expenses	387	330	17.3%
Underwriting income	619	532	16.3%
Net investment income	300	281	6.9%
Other (income) expense	6	6	—
Amortization of purchased intangibles	22	19	(14.2)%
Segment income	$891	$788	13.0%
Segment income - constant dollars			6.5%
Combined ratio:
Loss and loss expense ratio	46.7%	47.0%	(0.3)	pts
Policy acquisition cost ratio	26.7%	26.1%	0.6	pts
Administrative expense ratio	10.2%	10.3%	(0.1)	pts
Combined ratio	83.6%	83.4%	0.2	pts
Catastrophe losses	(1.7)%	(1.7)%	—	pts
Prior period development	3.5%	3.8%	(0.3)	pts
CAY combined ratio excluding catastrophe losses	85.4%	85.5%	(0.1)	pts

Net Catastrophe Losses and Prior Period Development	Three Months Ended
	March 31
(in millions of U.S. dollars)	2026	2025
Net catastrophe losses	$64	$55
Favorable prior period development	$131	$121

Refer to Note 8 to the Consolidated Financial Statements for detail on prior period development.

Net Premiums Written by Region	Three Months Ended March 31
(in millions of U.S. dollars, except for percentages)	2026	2026 % of Total	2025	2025 % of Total	C$ 2025	Q-26 vs. Q-25	C$ Q-26 vs. Q-25
Region
Europe, Middle East, and Africa	$2,217	50%	$1,915	49%	$2,095	15.8%	5.8%
Asia	1,344	30%	1,198	31%	1,251	12.1%	7.4%
Latin America	867	19%	736	19%	808	17.8%	7.2%
Other (1)	38	1%	54	1%	55	(28.9)%	(30.6)%
Net premiums written	$4,466	100%	$3,903	100%	$4,209	14.4%	6.1%
(1)    Includes the international supplemental A&H business of Combined Insurance and other international operations.

Premiums
Overall, net premiums written increased $563 million, or $257 million on a constant-dollar basis, for the three months ended March 31, 2026, reflecting growth in commercial lines of 10.8 percent, or 3.1 percent on a constant-dollar basis, and growth in consumer lines of 20.5 percent, or 11.1 percent on a constant-dollar basis.

Our European division increased for the three months ended March 31, 2026, supported primarily from growth in our retail business in commercial property, casualty, and cyber lines due to higher new business.

Asia increased for the three months ended March 31, 2026, reflecting growth primarily in consumer lines, including personal lines and A&H. Growth in Asia is also attributable to the acquisition of Liberty Mutual's P&C insurance business in Thailand and Vietnam.

Latin America increased for the three months ended March 31, 2026, primarily reflecting growth in personal lines business, including automobile in Mexico.

Net premiums earned increased $571 million, or $331 million on a constant-dollar basis, for the three months ended March 31, 2026, reflecting the increase in net premiums written described above.

Combined Ratio
The combined ratio and CAY combined ratio excluding catastrophe losses were relatively flat for the three months ended March 31, 2026, reflecting an increase in acquisition expense ratio, offset by underlying loss ratio improvement driven by mix shift.

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

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2026	2025	Q-26 vs. Q-25
Net premiums written	$363	$408	(11.2)%
Net premiums written - constant dollars			(11.7)%
Net premiums earned	326	368	(11.4)%
Losses and loss expenses	137	242	(43.6)%
Policy acquisition costs	102	100	2.3%
Administrative expenses	9	10	(8.2)%
Underwriting income	78	16	NM
Net investment income	108	70	54.4%
Segment income	$186	$86	116.4%
Combined ratio:
Loss and loss expense ratio	41.9%	65.8%	(23.9)	pts
Policy acquisition cost ratio	31.3%	27.1%	4.2	pts
Administrative expense ratio	2.8%	2.7%	0.1	pts
Combined ratio	76.0%	95.6%	(19.6)	pts
Catastrophe losses	(2.3)%	(21.3)%	19.0	pts
Prior period development	—	—	—	pts
CAY combined ratio excluding catastrophe losses	73.7%	74.3%	(0.6)	pts
NM - Not meaningful

Net Catastrophe Losses and Prior Period Development	Three Months Ended
	March 31
(in millions of U.S. dollars)	2026	2025
Net catastrophe losses	$8	$75
Favorable prior period development	$—	$—
Refer to Note 8 to the Consolidated Financial Statements for detail on prior period development.

Premiums
Net premiums written decreased $45 million for the three months ended March 31, 2026, primarily reflecting a decrease in property lines due to increased risk retention by clients, lower underlying rates, and less favorable reinsurance terms, as well as the favorable impact of higher catastrophe reinstatement premiums in the prior year. This decrease was partially offset by growth in casualty business due to higher underlying rates favorably impacting the renewal portfolio.

Net premiums earned decreased $42 million for the three months ended March 31, 2026, reflecting the changes in net premiums written described above, including catastrophe reinstatement premiums in the prior year which were fully earned when written.

Combined Ratio
The combined ratio decreased for the three months ended March 31, 2026, primarily due to lower catastrophe losses. The CAY combined ratio excluding catastrophe losses decreased for the three months ended March 31, 2026, primarily due to lower loss expectations in property lines, offset by a shift in mix of business from property to casualty lines.
Life Insurance

The Life Insurance segment comprises our international life operations including the life and asset management business of Huatai Group, Chubb Tempest Life Re (Chubb Life Re), and the supplemental accident, health, disability, and life business of Chubb Benefits.

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2026	2025	Q-26 vs. Q-25
Net premiums written	$2,289	$1,720	33.1%
Net premiums written - constant dollars			30.8%
Net premiums earned	2,268	1,696	33.7%
Losses and loss expenses	28	26	6.5%
Policy benefits	1,700	1,163	46.2%
Policy acquisition costs	362	310	16.8%
Administrative expenses	210	202	3.7%
Net investment income	305	271	12.6%
Other (income) expense	(51)	(35)	48.0%
Amortization of purchased intangibles	8	10	9.0%
Segment income	$316	$291	8.5%
Segment income - constant dollars			7.1%

Premiums
Net premiums written increased $569 million, or $539 million on a constant-dollar basis, for the three months ended March 31, 2026.

For our international life operations, net premiums written increased 36.8 percent, or 34.1 percent on a constant-dollar basis, for the three months ended March 31, 2026. This increase included 15.7 percentage points of growth primarily driven by our traditional regular premium products in North Asia and agency production in Huatai Life, with the remaining growth from savings-oriented single premium business with premium financing in Hong Kong and Taiwan.

Net premiums written in our Chubb Benefits business increased 15.8 percent for the three months ended March 31, 2026, due to 34.6 percent growth in worksite business.

Deposits
The following table presents deposits collected on universal life and investment contracts:

	Three Months Ended
	March 31			% Change
(in millions of U.S. dollars, except for percentages)	2026	2025	C$ 2025	Q-26 vs. Q-25	C$ Q-26 vs. Q-25
Deposits collected on universal life and investment contracts	$749	$755	$781	(0.8)%	(4.1)%

Deposits collected on universal life and investment contracts (life deposits) are not reflected as revenues in our Consolidated statements of operations in accordance with U.S. GAAP. However, new life deposits are an important component of production, as we earn income from both net investment spreads on account balances and fees for management and administrative services. Life deposits collected decreased $6 million for the three months ended March 31, 2026, due to lower investment linked products in Taiwan, offset by higher savings-oriented single premium sales in Huatai Life and Hong Kong.

Life Insurance segment income
Life Insurance segment income increased $25 million, or 8.5 percent for the three months ended March 31, 2026, reflecting the growth in our international life operations, higher net investment income from asset growth, and higher other income from Huatai. This growth was partially offset by non-recurring items that were favorable to the prior year within the North America Chubb Benefits and Life reinsurance businesses.

Corporate

Corporate results primarily include the results of our non-insurance companies, income and expenses not attributable to reportable segments, loss and loss expenses of asbestos and environmental (A&E) liabilities, certain other non-A&E run-off exposures including molestation, and Huatai Group's non-insurance operations results, comprising real estate and holding company activity.

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2026	2025	Q-26 vs. Q-25
Losses and loss expenses	$15	$14	10.3%
Administrative expenses	110	105	4.3%
Underwriting loss	(125)	(119)	5.0%
Net investment income (loss)	(11)	(27)	(58.9)%
Other income (expense)	18	(33)	NM
Amortization of purchased intangibles	34	37	(8.5)%
Net realized gains (losses)	(383)	(78)	NM
Market risk benefits gains (losses)	14	(92)	NM
Interest expense	198	181	9.1%
Integration expenses and severance	9	—	NM
Income tax expense	646	321	101.2%
Net loss	$(1,374)	$(888)	54.4%
Net income attributable to noncontrolling interests	27	12	131.3%
Net loss attributable to Chubb	$(1,401)	$(900)	55.4%
NM - Not meaningful

Integration expenses and severance principally comprised legal and professional fees and all other costs primarily related to acquisitions, as well as severance expenses incurred as part of transformation initiatives to enhance operational efficiency. These expenses are one-time in nature and are not related to the on-going business activities of the segments. The Chief Executive Officer does not manage segment results or allocate resources to segments when considering these costs and they are therefore excluded from our definition of segment income.

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

The effect of market movements on our fixed maturities available-for-sale portfolio impacts Net income (through Net realized gains (losses)) when securities are sold, when we write down an asset, or when we record a change to the valuation allowance for expected credit losses. For a further discussion related to how we assess the valuation allowance for expected credit losses and the related impact on Net income, refer to Note 1 f) to the Consolidated Financial Statements in our 2025 Form 10-K. The effect of market movements on fixed maturities related to consolidated investment products and investments supporting certain participating products in the Huatai portfolio impact Net realized gains (losses). Additionally, Net income is impacted through the reporting of changes in the fair value of public and private equity securities and derivatives, including financial futures, options, and swaps. Changes in unrealized appreciation and depreciation on available-for-sale securities, resulting from the revaluation of securities held, changes in cumulative foreign currency translation adjustment, changes in current discount rate on future policy benefits, changes in instrument-specific credit risk on market risk benefits, unrealized postretirement benefit obligations liability adjustment, and cross-currency swaps designated as hedges for accounting purposes are reported as separate components of Accumulated other comprehensive income (loss) in Shareholders’ equity in the Consolidated balance sheets.

The following table presents our net realized and unrealized gains (losses):

	Three Months Ended March 31
			2026			2025
(in millions of U.S. dollars)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact
Fixed maturities	$(121)	$(1,826)	$(1,947)	$(97)	$901	$804
Investment and embedded derivative instruments	(115)	—	(115)	(23)	—	(23)
Public equity
Sales	94	—	94	(12)	—	(12)
Mark-to-market	(243)	—	(243)	75	—	75
Private equity (less than 3 percent ownership)
Mark-to-market	16	—	16	11	—	11
Total investment portfolio	(369)	(1,826)	(2,195)	(46)	901	855
Other derivative instruments	(9)	—	(9)	(3)	—	(3)
Foreign exchange	(8)	528	520	(65)	359	294
Current discount rate on future policy benefits	—	386	386	—	(122)	(122)
Instrument-specific credit risk on market risk benefits	—	12	12	—	4	4
Other	(21)	(6)	(27)	(2)	(95)	(97)
Net gains (losses), pre-tax	$(407)	$(906)	$(1,313)	$(116)	$1,047	$931
Pre-tax net unrealized losses of $1,826 million in our investment portfolio for the three months ended March 31, 2026, were primarily driven by higher interest rates.

Pre-tax net realized losses of $407 million for the three months ended March 31, 2026, were primarily driven by mark-to-market losses on equity securities, net realized losses on fixed maturities, and losses on investment derivatives.

Effective Income Tax Rate
Our effective tax rate (ETR) reflects a mix of income or losses in jurisdictions with a wide range of tax rates, permanent differences between U.S. GAAP and local tax laws, and the impact of discrete items. A change in the geographic mix of earnings could impact our ETR.

For the three months ended March 31, 2026, our ETR was 21.6 percent compared to an ETR of 19.3 percent in the prior year. The ETR for each period was impacted by our mix of earnings among various jurisdictions and by discrete tax items.

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
Three Months Ended
March 31, 2026
(in millions of U.S. dollars except for ratios)
Numerator
Losses and loss expenses/policy benefits	A	$3,220	$1,034	$53	$1,765	$137	$15	$6,224
Catastrophe losses and related adjustments
Catastrophe losses, net of related adjustments		(202)	(222)	(4)	(64)	(8)	—	(500)
Reinstatement premiums collected (expensed) on catastrophe losses		—	—	—	—	—	—	—
Catastrophe losses, gross of related adjustments		(202)	(222)	(4)	(64)	(8)	—	(500)
PPD and related adjustments
PPD, net of related adjustments - favorable (unfavorable)		89	1	80	131	—	(15)	286
Expense adjustments - unfavorable (favorable)		2	—	—	—	2	—	4
PPD reinstatement premiums - unfavorable (favorable)		—	—	—	7	—	—	7
PPD, gross of related adjustments - favorable (unfavorable)		91	1	80	138	2	(15)	297
CAY loss and loss expense ex CATs	B	$3,109	$813	$129	$1,839	$131	$—	$6,021
Policy acquisition costs and administrative expenses
Policy acquisition costs and administrative expenses	C	$1,106	$432	$18	$1,396	$111	$110	$3,173
Expense adjustments - favorable (unfavorable)		(2)	—	—	—	(2)	—	(4)
Policy acquisition costs and administrative expenses, adjusted	D	$1,104	$432	$18	$1,396	$109	$110	$3,169
Denominator
Net premiums earned	E	$5,148	$1,746	$189	$3,780	$326		$11,189
PPD reinstatement premiums - unfavorable (favorable)		—	—	—	7	—		7
Net premiums earned excluding adjustments	F	$5,148	$1,746	$189	$3,787	$326		$11,196
P&C Combined ratio
Loss and loss expense ratio	A/E	62.5%	59.3%	27.9%	46.7%	41.9%		55.6%
Policy acquisition cost and administrative expense ratio	C/E	21.5%	24.7%	9.6%	36.9%	34.1%		28.4%
P&C Combined ratio		84.0%	84.0%	37.5%	83.6%	76.0%		84.0%
CAY P&C Combined ratio ex CATs
Loss and loss expense ratio, adjusted	B/F	60.4%	46.6%	68.0%	48.6%	40.1%		53.8%
Policy acquisition cost and administrative expense ratio, adjusted	D/F	21.4%	24.7%	9.6%	36.8%	33.6%		28.3%
CAY P&C Combined ratio ex CATs		81.8%	71.3%	77.6%	85.4%	73.7%		82.1%
Combined ratio
Combined ratio								83.9%
Add: impact of gains and losses on crop derivatives								0.1%
P&C Combined ratio								84.0%
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

Net Investment Income

	Three Months Ended March 31
(in millions of U.S. dollars)	2026	2025
Fixed maturities (1)	$1,557	$1,401
Short-term investments	40	38
Other interest income	8	17
Equity securities	92	93
Private equities	39	35
Other investments	30	27
Gross investment income (1)	1,766	1,611
Investment expenses	(57)	(50)
Net investment income (1)	$1,709	$1,561
(1) Includes amortization expense related to fair value adjustment of acquired invested assets	$(2)	$(2)

Net investment income is influenced by a number of factors including the amounts and timing of inward and outward cash flows, the level of interest rates, and changes in overall asset allocation. Net investment income increased 9.5 percent for the three months ended March 31, 2026, primarily due to higher average invested assets.

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

	Three Months Ended March 31
(in millions of U.S. dollars)	2026	2025
Total mark-to-market gain (loss) on private equity, pre-tax	$43	$(16)

Investments
Our investment portfolio is invested primarily in publicly traded, investment grade, fixed income securities with an average credit quality of A/A as rated by the independent investment rating services Standard and Poor’s (S&P)/Moody’s Investors Service (Moody’s) at March 31, 2026. The portfolio is primarily managed externally by independent, professional investment managers and is broadly diversified across geographies, sectors, and issuers. We hold no collateralized debt obligations in our investment portfolio, and we provide no credit default protection. We have long-standing global credit limits for our entire portfolio across the organization. Exposures are aggregated, monitored, and actively managed by our Global Credit Committee, comprising senior executives, including our Chief Financial Officer, our Chief Risk Officer, our Chief Investment Officer, and our Treasurer. We also have well-established, strict contractual investment rules requiring managers to maintain highly diversified exposures to individual issuers and closely monitor investment manager compliance with portfolio guidelines.

The following table shows the fair value and cost/amortized cost, net of valuation allowance, of our invested assets:

	March 31, 2026		December 31, 2025
(in millions of U.S. dollars)	Fair Value	Cost/ Amortized Cost, Net	Fair Value	Cost/ Amortized Cost, Net
Short-term investments	$5,067	$5,067	$4,840	$4,840
Other investments - Fixed maturities	8,433	8,433	8,091	8,091
Fixed maturities available-for-sale	123,433	127,251	122,680	124,674
Fixed income securities	136,933	140,751	135,611	137,605
Equity securities	10,916	10,916	10,801	10,801
Private debt held-for-investment	2,515	2,477	2,445	2,411
Private equities and other	19,869	19,869	19,897	19,897
Total investments	$170,233	$174,013	$168,754	$170,714

The fair value of our total investments increased $1.5 billion during the three months ended March 31, 2026, mainly due to the investing of operating cash flow, partially offset by unrealized losses on fixed maturities mainly due to interest rate increases. The valuation of our fixed income portfolio is impacted by changes in interest rates.

The following tables present the fair value of our fixed income securities at March 31, 2026, and December 31, 2025. The first table lists investments according to type and second according to S&P credit rating:

	March 31, 2026		December 31, 2025
(in millions of U.S. dollars, except for percentages)	Fair Value	% of Total	Fair Value	% of Total
U.S. and local government securities	$3,697	3%	$3,714	3%
Corporate and asset-backed securities	47,832	35%	47,886	35%
Mortgage-backed securities	31,322	23%	30,724	23%
Non-U.S.	49,015	35%	48,447	35%
Short-term investments	5,067	4%	4,840	4%
Total (1)	$136,933	100%	$135,611	100%
AAA	$13,258	10%	$13,313	10%
AA	41,208	30%	40,720	30%
A	36,350	27%	35,184	26%
BBB	24,376	18%	23,584	17%
BB	12,576	9%	12,948	10%
B	8,766	6%	9,469	7%
Other	399	—%	393	—%
Total (1)	$136,933	100%	$135,611	100%
(1) Includes fixed maturities recorded in Other investments in the Consolidated balance sheets of $8.4 billion and $8.1 billion at March 31, 2026, and December 31, 2025, respectively.

Corporate and asset-backed securities
The following table presents our 10 largest global exposures to corporate bonds by fair value at March 31, 2026:

(in millions of U.S. dollars)	Fair Value
Bank of America Corp	$811
Morgan Stanley	769
JPMorgan Chase & Co	694
Goldman Sachs Group Inc	577
Wells Fargo & Co	562
Citigroup Inc	509
Verizon Communications Inc	438
AT&T Inc	368
UBS Group AG	366
Comcast Corp	365

Mortgage-backed securities
The following table shows the fair value and amortized cost, net of valuation allowance, of our mortgage-backed securities:

	S&P Credit Rating					Fair Value	Amortized Cost, Net
March 31, 2026 (in millions of U.S. dollars)	AAA	AA	A	BBB	BB and below	Total	Total
Agency residential mortgage-backed securities (RMBS)	$55	$27,818	$—	$—	$—	$27,873	$28,865
Non-agency RMBS	2,111	208	183	46	2	2,550	2,583
Commercial mortgage-backed securities	727	108	57	5	2	899	929
Total mortgage-backed securities	$2,893	$28,134	$240	$51	$4	$31,322	$32,377

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

The following table summarizes the fair value and amortized cost, net of valuation allowance, of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. government securities at March 31, 2026:

(in millions of U.S. dollars)	Fair Value	Amortized Cost, Net
People's Republic of China	$2,257	$2,305
Republic of Korea	1,626	1,764
Kingdom of Thailand	1,076	1,058
Canada	849	872
United Mexican States	750	758
Taiwan	730	724
Federative Republic of Brazil	629	639
Commonwealth of Australia	614	716
Province of Ontario	555	562
Province of Hunan China	551	547
Other Non-U.S. Government Securities	8,355	8,581
Total	$17,992	$18,526
The following table summarizes the fair value and amortized cost, net of valuation allowance, of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. corporate securities at March 31, 2026:

(in millions of U.S. dollars)	Fair Value	Amortized Cost, Net
China	$8,988	$8,975
United Kingdom	2,776	2,867
Canada	2,764	2,785
France	1,853	1,870
United States (1)	1,595	1,630
Australia	1,361	1,401
South Korea	1,319	1,330
Japan	1,165	1,185
Chile	681	698
Germany	660	684
Other Non-U.S. Corporate Securities	7,861	8,013
Total	$31,023	$31,438
(1)     The countries that are listed in the non-U.S. corporate fixed income portfolio above represent the ultimate parent company's country of risk. Non-U.S. corporate securities could be issued by foreign subsidiaries of U.S. corporations.

Below-investment grade corporate fixed income portfolio
Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss from default by the borrower is greater with below-investment grade securities. Below-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than investment grade issuers. At March 31, 2026, our corporate fixed income investment portfolio included below-investment grade and non-rated securities which, in total, comprised approximately 14 percent of our fixed income portfolio. Our below-investment grade and non-rated portfolio includes over 1,600 issuers, with the greatest single exposure being $198 million.

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

Critical Accounting Estimates
Refer to Item 7 in our 2025 Form 10-K for a description of our critical accounting estimates. Except as shown in the table below, there have been no material changes to our critical accounting estimates since December 31, 2025.

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

The following table presents a roll-forward of our unpaid losses and loss expenses:

(in millions of U.S. dollars)	Gross Losses	Reinsurance Recoverable (1)	Net Losses
Balance at December 31, 2025	$88,018	$18,346	$69,672
Losses and loss expenses incurred	7,481	1,350	6,131
Losses and loss expenses paid	(6,822)	(1,491)	(5,331)
Other (including foreign exchange translation)	238	48	190
Balance at March 31, 2026	$88,915	$18,253	$70,662
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

Catastrophe Management
We actively monitor and manage our catastrophe risk accumulation around the world from natural perils, which includes setting risk limits based on probable maximum loss (PML) and purchasing catastrophe reinsurance to ensure sufficient liquidity and capital to meet the expectations of regulators, rating agencies, and policyholders, and to provide shareholders with an appropriate risk-adjusted return. Chubb uses internal and external data together with sophisticated, analytical catastrophe loss and risk modeling techniques to ensure an appropriate understanding of risk, including diversification and correlation effects, across different product lines and territories. The table below presents our modeled pre-tax estimates of natural catastrophe PML, net of reinsurance, at March 31, 2026, and does not represent our expected catastrophe losses for any one year.

	Modeled Net Probable Maximum Loss (PML) Pre-tax
	Worldwide (1)		U.S. Hurricane (2)		California Earthquake (3)
	Annual Aggregate		Annual Aggregate		Single Occurrence
(in millions of U.S. dollars, except for percentages)	Chubb	% of Total Chubb Shareholders’ Equity	Chubb	% of Total Chubb Shareholders’ Equity	Chubb	% of Total Chubb Shareholders’ Equity
1-in-10	$2,972	4.0%	$1,644	2.2%	$168	0.2%
1-in-100	$5,766	7.8%	$3,823	5.2%	$1,866	2.5%
1-in-250	$9,166	12.4%	$6,392	8.7%	$2,119	2.9%
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

The PML for worldwide and key U.S. peril regions are based on our in-force portfolio at January 1, 2026, and reflect the April 1, 2026, reinsurance program, as well as inuring reinsurance protection coverage. Refer to the Global Property Catastrophe Reinsurance section for more information. These estimates assume that reinsurance recoverable is fully collectible.

According to the model, for the 1-in-100 return period scenario, there is a one percent chance that our pre-tax annual aggregate losses incurred in any year from U.S. hurricane events could be in excess of $3,823 million (or 5.2 percent of total Chubb shareholders’ equity at March 31, 2026).

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

Refer to Item 7 in our 2025 Form 10-K for more information on man-made and other catastrophes.

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

Chubb renewed its Global Property Catastrophe Reinsurance Program for our North American and International operations effective April 1, 2026, through March 31, 2027. The program consists of three layers in excess of losses retained by Chubb on a per occurrence basis. Terrorism is covered in all three layers (excluding nuclear, biological, chemical and radiation coverage, with an inclusion of coverage for biological and chemical coverage for personal lines) in the United States on an aggregate basis above our retentions without a reinstatement.

Loss Location	Layer of Loss	Comments	Notes
United States (excluding Alaska and Hawaii)	$0 million – $1.75 billion	Losses retained by Chubb	(a)
United States (excluding Alaska and Hawaii)	$1.75 billion – $2.85 billion	All natural perils and terrorism	(b)
United States (excluding Alaska and Hawaii)	$2.85 billion – $4.0 billion	All natural perils and terrorism	(c)
United States (excluding Alaska and Hawaii)	$4.0 billion – $5.7 billion	All natural perils and terrorism
International (including Alaska and Hawaii)	$0 million – $225 million	Losses retained by Chubb	(a)
International (including Alaska and Hawaii)	$225 million – $1.325 billion	All natural perils and terrorism	(b)
Alaska, Hawaii, and Canada	$1.325 billion – $2.475 billion	All natural perils and terrorism	(c)
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

Capital Resources
Capital resources consist of funds deployed or available to be deployed to support our business operations.

	March 31	December 31
(in millions of U.S. dollars, except for ratios)	2026	2025
Short-term debt	$1,500	$1,499
Long-term debt	15,970	15,728
Total financial debt	17,470	17,227
Trust preferred securities	309	309
Subordinated debt (1)	116	113
Total hybrid debt	425	422
Total Chubb shareholders' equity	73,788	73,757
Total capitalization	91,683	91,406
Less: Chubb unrealized gains (losses) on investments, net of deferred tax	(3,611)	(1,997)
Total adjusted capitalization	$95,294	$93,403
Ratio of financial debt to total adjusted capitalization (2)	18.3%	18.4%
Ratio of financial debt and hybrid debt to total adjusted capitalization (2)	18.8%	18.8%
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

On March 17, 2026, Chubb INA issued CHF 200 million (approximately $254 million based on the foreign exchange rate at the date of issuance) aggregate principal amount of 1.02 percent senior unsecured notes due March 2032. Refer to Note 12 to the Consolidated Financial Statements for additional details.

For the three months ended March 31, 2026, we repurchased $1.1 billion of Common Shares in a series of open market transactions under the Board of Directors (Board) share repurchase authorization. At March 31, 2026, there were 11,625,267 Common Shares in treasury with a weighted-average cost of $198.05 per share. For the period April 1, 2026, through April 27, 2026, we repurchased 1,029,374 Common Shares for a total of $340 million in a series of open market transactions under the share repurchase authorization. At April 27, 2026, $1.2 billion in share repurchase authorization remained.

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

The following table represents dividends paid per Common Share to shareholders of record on each of the following dates:

Shareholders of record as of:	Dividends paid as of:
December 12, 2025	January 2, 2026	$0.97 (CHF 0.78)
March 13, 2026	April 6, 2026	$0.97 (CHF 0.75)

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

Our group syndicated credit facility has capacity of $3.0 billion and expires in December 2030. Our total credit facility capacity is $4.1 billion, $3.0 billion of which can be used for revolving credit. At March 31, 2026, our letter of credit borrowings outstanding under these facilities was $980 million. Our access to credit under these facilities is dependent on the ability of the bank counterparties to meet their funding commitments. The facilities require that we maintain certain financial covenants, all of which we met at March 31, 2026. Should the existing credit providers on these facilities experience financial difficulty, we may be required to replace credit sources, possibly in a difficult market. If we cannot obtain adequate capital or sources of credit on favorable terms, on a timely basis, or at all, our business, operating results, and financial condition could be adversely affected. To date, we have not experienced difficulty accessing our credit facility or establishing additional facilities when needed.

We have the ability to borrow a total of $2.0 billion in commercial paper, supported by the $3.0 billion group syndicated credit facility. At March 31, 2026, there were no commercial paper borrowings outstanding.

The payment of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction, as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies. During the three months ended March 31, 2026, we were able to meet all our obligations, including the payments of dividends on our Common Shares, with our net cash flows.

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions as well as the subsidiary’s financial condition are paramount to the dividend decision. Chubb Limited received dividends of nil and $310 million from its Bermuda subsidiaries during the three months ended March 31, 2026 and 2025, respectively. Chubb Limited received dividends of $149 million and $207 million from its other international subsidiaries during the three months ended March 31, 2026, and 2025, respectively. During the three months ended March 31, 2026, and 2025, Chubb Limited received no redemptions from Chubb INA for the portion of its ownership interest in Chubb INA, in accordance with the plan of liquidation and conversion of Chubb INA to a limited liability company. Chubb INA is expected to fully redeem, by the end of 2027, Chubb Limited's ownership interest in Chubb INA.

The U.S. insurance subsidiaries of Chubb INA may pay dividends, without prior regulatory approval, subject to restrictions set out in state law of the subsidiary’s domicile (or, if applicable, commercial domicile). Chubb INA’s international subsidiaries are also subject to insurance laws and regulations particular to the countries in which the subsidiaries operate. These laws and regulations sometimes include restrictions that limit the amount of dividends payable without prior approval of regulatory insurance authorities. Chubb Limited received no dividends from Chubb INA during the three months ended March 31, 2026, and 2025. Debt issued by Chubb INA is serviced by statutorily permissible distributions by Chubb INA’s insurance subsidiaries to Chubb INA as well as other group resources. Chubb INA received dividends of nil and $366 million from its subsidiaries during the three months ended March 31, 2026, and 2025, respectively.

Cash Flows
Our sources of liquidity include cash from operations, routine sales of investments, and financing arrangements. The following is a discussion of our cash flows for the three months ended March 31, 2026 and 2025.

Operating cash flows were $3.9 billion for the three months ended March 31, 2026, compared to $1.6 billion in the prior year period, primarily due to higher net premiums collected and lower net losses paid, partially offset by higher expenses paid.

Cash used for investing was $2.8 billion for the three months ended March 31, 2026, compared to $798 million in the prior year period, an increase of $2.0 billion, primarily due to higher net purchases of fixed maturities and short-term securities of $2.9 billion. This activity was partially offset by the impact of net private equity distributions of $80 million in the current year compared to net private equity contributions of $657 million in the prior year period.

Cash used for financing was $950 million for the three months ended March 31, 2026, compared to $1.1 billion in the prior year period, a decrease of $175 million. This decrease reflects a repayment of long term debt of $800 million in the prior year compared to an issuance of $254 million in the current year. This activity was partially offset by higher common shares repurchased of $483 million, higher net distributions from consolidated investment products of $322 million, and lower net repurchase agreement borrowings of $116 million.

We use repurchase agreements as a low-cost alternative source of liquidity within our operating subsidiaries. At March 31, 2026, there were $3.7 billion in repurchase agreements outstanding with various maturities over the next two months.

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

The following table presents the condensed balance sheets of Chubb Limited and Chubb INA Holdings LLC, after elimination of investment in any non-guarantor subsidiary:

	Chubb Limited (Parent Guarantor)		Chubb INA Holdings LLC (Subsidiary Issuer)
	March 31	December 31	March 31	December 31
(in millions of U.S. dollars)	2026	2025	2026	2025
Assets
Investments	$—	$—	$455	$535
Cash	91	313	173	584
Due from parent guarantor/subsidiary issuer	5	733	25	—
Due from subsidiaries that are not issuers or guarantors	465	470	499	662
Other assets	18	379	3,737	3,575
Total assets	$579	$1,895	$4,889	$5,356
Liabilities
Due to parent guarantor/subsidiary issuer	$25	$—	$5	$733
Due to subsidiaries that are not issuers or guarantors	324	339	131	120
Affiliated notional cash pooling programs	72	—	—	—
Short-term debt	—	—	1,500	1,499
Long-term debt	—	—	15,970	15,728
Hybrid debt	—	—	309	309
Other liabilities	611	647	1,782	1,809
Total liabilities	1,032	986	19,697	20,198
Total equity	(453)	909	(14,808)	(14,842)
Total liabilities and equity	$579	$1,895	$4,889	$5,356

The following table presents the condensed statements of operations and comprehensive loss of Chubb Limited and Chubb INA Holdings LLC, excluding equity in earnings from non-guarantor subsidiaries:

Three Months Ended March 31, 2026	Chubb Limited (Parent Guarantor)	Chubb INA Holdings LLC (Subsidiary Issuer)
(in millions of U.S. dollars)
Net investment income (expense)	$7	$8
Net realized gains (losses)	—	46
Administrative expenses	25	(16)
Interest (income) expense	(7)	154
Other (income) expense	(8)	13
Income tax expense (benefit)	12	(55)
Net loss	$(15)	$(42)
Comprehensive loss	$(15)	$(30)

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
For disclosures regarding Market Risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our 2025 Form 10-K. There have been no material changes to Chubb's market risk exposures from those previously disclosed.

ITEM 4. Controls and Procedures
Chubb’s management, with the participation of Chubb’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Chubb’s disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as of March 31, 2026. Based upon that evaluation, Chubb’s Chief Executive Officer and Chief Financial Officer concluded that Chubb’s disclosure controls and procedures are effective in allowing information required to be disclosed in reports filed under the Securities Exchange Act of 1934 to be recorded, processed, summarized, and reported within time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to Chubb’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in Chubb's internal controls over financial reporting during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, Chubb's internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings
The information required with respect to this item is included in Note 13 f) to the Consolidated Financial Statements, which is hereby incorporated herein by reference.

ITEM 1A. Risk Factors
There have been no material changes to the risk factors described under "Risk Factors" under Item 1A of Part I of our 2025 Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer’s Repurchases of Equity Securities
The following table provides information with respect to purchases by Chubb of its Common Shares during the three months ended March 31, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan (3)
January 1 through January 31	792,101	$308.08	790,962	$2.42	billion
February 1 through February 28	1,144,652	$332.55	926,026	$2.11	billion
March 1 through March 31	1,875,207	$329.44	1,800,822	$1.52	billion
Total	3,811,960	$325.93	3,517,810
(1)This column represents open market share repurchases and the surrender to Chubb of Common Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and to cover the cost of the exercise of options by employees through stock swaps.
(2)The aggregate value of shares purchased in the three months ended March 31, 2026, as part of the publicly announced plan was $1.1 billion. Refer to Note 14 to the Consolidated Financial Statements for more information on the Chubb Limited securities repurchase authorizations.
(3)For the period April 1, 2026, through April 27, 2026, we repurchased 1,029,374 Common Shares for a total of $340 million in a series of open market transactions under the share repurchase authorization. As of April 27, 2026, $1.18 billion in share repurchase authorization remained.

ITEM 5. Other Information
Insider Trading Arrangements
During the three months ended March 31, 2026, no director or officer of Chubb (as defined in Rule 16a-1(f) under the Exchange Act) informed us of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408 of SEC Regulation S-K.
Disclosure of Certain Activities Under Section 13(r) of the Securities Exchange Act of 1934
Section 13(r) of the Securities Exchange Act of 1934, as amended, requires an issuer to disclose whether it or an affiliate engaged, inter alia, with individuals or entities sanctioned pursuant to certain Executive Orders during the period covered by the report.
Chubb, through certain of its non-U.S. subsidiaries, provides a broad range of insurance and reinsurance products worldwide. In the quarter ended March 31, 2026, we determined that one of our non-U.S. subsidiaries renewed an auto insurance policy at the end of 2025 with a person who had recently been placed on the Specially Designated Nationals and Blocked Persons List maintained by the U.S. Treasury Department’s Office of Foreign Assets Control (OFAC) pursuant to Executive Order No. 13224. At the time the initial policy was bound, the person had not yet been so designated. During the first quarter of 2026, the subsidiary engaged in transactions servicing such policy, as well as a prior auto insurance policy previously issued to the same policyholder.
The policies have been frozen with no withdrawal, claims, or premium payments permitted. In the quarter ended March 31, 2026, gross revenues from such policies were approximately £1.1 thousand (equivalent to $1.4 thousand). Net profits attributable to these policies are not precisely determinable but are less than the associated revenues. The non-U.S. subsidiary does not intend to provide any services to this person in the future.

ITEM 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
3.1	Articles of Association of the Company, as amended and restated	8-K	3.1	March 11, 2026

3.2	Organizational Regulations of the Company, as amended	10-K	3.2	February 27, 2025

4.1	Articles of Association of the Company, as amended and restated	8-K	4.1	March 11, 2026

4.2	Organizational Regulations of the Company, as amended	10-K	4.2	February 27, 2025

10.1*	Form of Indemnification Agreement between the Company and the directors and executive officers of the Company	10-K	10.1	February 27, 2026

10.2*	Form of Performance Based Restricted Stock Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Executive Officers	10-K	10.60	February 27, 2026

10.3*	Form of Performance Based Restricted Stock Unit Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Executive Officers	10-K	10.61	February 27, 2026

22.1	Guaranteed Securities	10-Q	22.1	October 27, 2025

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

101.1
The following financial information from Chubb Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL:
(i) Consolidated Balance Sheets at March 31, 2026, and December 31, 2025; (ii) Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2026 and 2025; (iii) Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2026 and 2025; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025; and (v) Notes to Consolidated Financial Statements
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

CHUBB LIMITED
(Registrant)

April 28, 2026	/s/ Evan G. Greenberg
Evan G. Greenberg
Chairman and Chief Executive Officer

April 28, 2026	/s/ Peter C. Enns
Peter C. Enns
Executive Vice President and Chief Financial Officer