Form 10-Q
period 2026-06-30
Chubb Ltd
filed 2026-07-28
CIK 896159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2026
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
Yes  ☐                                               No  ☑
The number of registrant’s Common Shares (CHF 0.50 par value) outstanding as of July 20, 2026, was 385,799,859.

CHUBB LIMITED
INDEX TO FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements
CONSOLIDATED BALANCE SHEETS (Unaudited)
Chubb Limited and Subsidiaries

	June 30	December 31
(in millions of U.S. dollars, except share and per share data)	2026	2025
Assets
Investments
Short-term investments, at fair value (amortized cost – $5,459 and $4,840) (includes variable interest entities (VIE) balances of $108 and $105)	$5,458	$4,840
Fixed maturities available-for-sale, at fair value, net of valuation allowance – $48 and $52 (amortized cost – $129,028 and $124,726)	125,518	122,680
Private debt held-for-investment, at amortized cost, net of valuation allowance – $2 and $3	2,252	2,411
Equity securities, at fair value (includes VIE balances of $2,472 and $2,275)	11,014	10,801
Private equities (includes VIE balances of $25 and $22)	17,385	17,239
Other investments (includes VIE balances of $5,050 and $5,818)	11,022	10,749
Total investments	172,649	168,720
Cash, including restricted cash $243 and $198 (includes VIE balances of $243 and $168)	2,753	2,470
Securities lending collateral	1,870	2,500
Accrued investment income	1,491	1,305
Insurance and reinsurance balances receivable, net of valuation allowance – $66 and $62	19,068	15,944
Reinsurance recoverable on losses and loss expenses, net of valuation allowance – $324 and $320	20,284	20,338
Reinsurance recoverable on policy benefits	333	286
Deferred policy acquisition costs	10,744	10,008
Value of business acquired	2,828	2,975
Goodwill	20,343	20,207
Other intangible assets	6,145	6,241
Deferred tax assets	1,237	1,312
Prepaid reinsurance premiums	4,683	3,874
Separate account assets	7,471	6,925
Other assets (includes VIE balances of $110 and $58)	9,423	9,222
Total assets	$281,322	$272,327
Liabilities
Unpaid losses and loss expenses	$89,669	$88,018
Unearned premiums	28,511	26,279
Future policy benefits	20,159	18,420
Market risk benefits	505	659
Policyholders' account balances	9,102	8,576
Separate account liabilities	7,471	6,925
Insurance and reinsurance balances payable	9,345	8,349
Repurchase agreements (includes VIE balances of $930 and $956)	3,368	3,324
Securities lending payable	1,870	2,500
Accounts payable, accrued expenses, and other liabilities (includes VIE balances of $95 and $159)	10,065	10,108
Deferred tax liabilities	1,870	1,741
Short-term debt	663	1,499
Long-term debt	17,452	15,728
Hybrid debt	427	422
Total liabilities	200,477	192,548
Commitments and contingencies (refer to Note 12)
Shareholders’ equity
Common Shares (CHF 0.50 par value; 400,120,847 and 412,107,421 shares issued; 385,634,049 and 391,101,227 shares outstanding)	224	231
Common Shares in treasury (14,486,798 and 21,006,194 shares)	(3,293)	(4,699)
Additional paid-in capital	12,689	13,250
Retained earnings	71,675	69,950
Accumulated other comprehensive income (loss) (AOCI)	(5,923)	(4,975)
Total Chubb shareholders’ equity	75,372	73,757
Noncontrolling interests (includes VIE balances of $4,655 and $5,133)	5,473	6,022
Total shareholders' equity	80,845	79,779
Total liabilities and shareholders’ equity	$281,322	$272,327
See accompanying notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars, except per share data)	2026	2025	2026	2025
Revenues
Net premiums written	$14,705	$14,196	$28,710	$26,842
Increase in unearned premiums	(816)	(1,071)	(1,364)	(1,717)
Net premiums earned	13,889	13,125	27,346	25,125
Net investment income	1,760	1,568	3,469	3,129
Net realized gains (losses)	162	160	(245)	44
Market risk benefits gains (losses)	5	(17)	19	(109)
Total revenues	15,816	14,836	30,589	28,189
Expenses
Losses and loss expenses	6,691	6,572	12,822	13,468
Policy benefits (includes remeasurement losses of nil, $2, $2, and $5)	1,615	1,406	3,400	2,633
Policy acquisition costs	2,632	2,415	5,228	4,728
Administrative expenses	1,168	1,125	2,317	2,205
Interest expense	200	181	398	362
Other (income) expense	(196)	(655)	(357)	(738)
Amortization of purchased intangibles	74	74	147	149
Integration expenses and severance	8	2	17	2
Total expenses	12,192	11,120	23,972	22,809
Income before income tax	3,624	3,716	6,617	5,380
Income tax expense	742	717	1,388	1,038
Net income	$2,882	$2,999	$5,229	$4,342
Net income attributable to noncontrolling interests	28	31	55	43
Net income attributable to Chubb	$2,854	$2,968	$5,174	$4,299
Other comprehensive income (loss)
Change in:
Unrealized appreciation (depreciation)	$357	$986	$(1,469)	$1,887
Current discount rate on future policy benefits	(145)	(130)	241	(252)
Instrument-specific credit risk on market risk benefits	1	1	13	5
Cumulative foreign currency translation adjustment	(158)	796	370	1,155
Other, including postretirement benefit liability adjustment	39	(26)	33	(121)
Other comprehensive income (loss), before income tax	94	1,627	(812)	2,674
Income tax (expense) benefit related to OCI items	(26)	(33)	115	(76)
Other comprehensive income (loss)	68	1,594	(697)	2,598
Comprehensive income	2,950	4,593	4,532	6,940
Comprehensive income attributable to noncontrolling interests	108	48	306	55
Comprehensive income attributable to Chubb	$2,842	$4,545	$4,226	$6,885
Earnings per share
Basic earnings per share attributable to Chubb	$7.37	$7.42	$13.30	$10.74
Diluted earnings per share attributable to Chubb	$7.30	$7.35	$13.17	$10.63
See accompanying notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2026	2025	2026	2025
Common Shares
Balance – beginning of period	$224	$231	$231	$235
Cancellation of treasury shares	—	—	(7)	(4)
Balance – end of period	224	231	224	231
Common Shares in treasury
Balance – beginning of period	(2,302)	(1,799)	(4,699)	(3,524)
Common Shares repurchased	(979)	(676)	(2,122)	(1,061)
Cancellation of treasury shares	—	—	3,455	1,942
Net shares issued (redeemed) under employee share-based compensation plans	(12)	13	73	181
Balance – end of period	(3,293)	(2,462)	(3,293)	(2,462)
Additional paid-in capital
Balance – beginning of period	12,956	13,976	13,250	14,393
Net shares redeemed (issued) under employee share-based compensation plans	26	26	(40)	(120)
Exercise of stock options	5	1	10	2
Share-based compensation expense	97	95	197	189
Net increase due to acquisitions	—	53	47	53
Funding of dividends declared to Retained earnings	(395)	(388)	(775)	(754)
Balance – end of period	12,689	13,763	12,689	13,763
Retained earnings
Balance – beginning of period	68,821	60,953	69,950	61,561
Net income attributable to Chubb	2,854	2,968	5,174	4,299
Cancellation of treasury shares and other	—	—	(3,449)	(1,939)
Funding of dividends declared from Additional paid-in capital	395	388	775	754
Dividends declared on Common Shares	(395)	(388)	(775)	(754)
Balance – end of period	71,675	63,921	71,675	63,921
Accumulated other comprehensive income (loss) (AOCI)
Balance – beginning of period	(5,911)	(7,635)	(4,975)	(8,644)
Other comprehensive income (loss)	(12)	1,577	(948)	2,586
Balance – end of period	(5,923)	(6,058)	(5,923)	(6,058)
Total Chubb shareholders’ equity	$75,372	$69,395	$75,372	$69,395
Noncontrolling interests
Balance – beginning of period	$6,124	$5,029	$6,022	$4,373
Net increase (decrease) due to consolidation, deconsolidation, and other transactions	(759)	(25)	(855)	624
Net income attributable to noncontrolling interests	28	31	55	43
Other comprehensive income attributable to noncontrolling interests	80	17	251	12
Balance – end of period	$5,473	$5,052	$5,473	$5,052
Total shareholders' equity	$80,845	$74,447	$80,845	$74,447
See accompanying notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Chubb Limited and Subsidiaries

	Six Months Ended
	June 30
(in millions of U.S. dollars)	2026	2025
Cash flows from operating activities
Net income	$5,229	$4,342
Adjustments to reconcile net income to net cash flows from operating activities
Net realized (gains) losses	245	(44)
Market risk benefits (gains) losses	(19)	109
Amortization of premiums (discounts) on fixed maturities	(215)	(196)
Amortization of purchased intangibles	147	149
Equity in net income of partially-owned entities	(281)	(739)
Deferred income taxes	330	(16)
Unpaid losses and loss expenses	1,539	1,224
Unearned premiums	2,122	2,446
Future policy benefits	1,832	1,178
Insurance and reinsurance balances payable	936	1,018
Accounts payable, accrued expenses, and other liabilities	(484)	10
Income taxes	85	(74)
Insurance and reinsurance balances receivable	(3,055)	(2,088)
Reinsurance recoverable	58	494
Deferred policy acquisition costs	(793)	(870)
Net sales (purchases) of investments by consolidated investment products	398	(115)
Other	(397)	(1,711)
Net cash flows from operating activities	7,677	5,117
Cash flows from investing activities
Purchases of fixed maturities available-for-sale	(18,620)	(13,805)
Purchases of equity securities	(1,613)	(1,413)
Sales of fixed maturities available-for-sale	6,837	5,292
Sales of equity securities	1,722	1,410
Maturities and redemptions of fixed maturities available-for-sale	7,601	5,542
Net change in short-term investments	(480)	764
Net derivative instruments settlements	(77)	(66)
Private equity contributions	(588)	(1,522)
Private equity distributions	726	744
Acquisition of subsidiaries (net of cash acquired of nil and $32)	(25)	(289)
Other	(660)	(282)
Net cash flows used for investing activities	(5,177)	(3,625)
Cash flows from financing activities
Dividends paid on Common Shares	(759)	(731)
Common Shares repurchased	(2,236)	(1,437)
Proceeds from issuance of long-term debt	2,416	249
Repayment of long-term debt	(1,500)	(800)
Proceeds from share-based compensation plans	195	189
Policyholder contract deposits	666	452
Policyholder contract withdrawals	(417)	(311)
Third-party capital invested into consolidated investment products	772	1,076
Third-party capital distributed by consolidated investment products	(1,070)	(677)
Proceeds from issuance of repurchase agreements	3,769	2,368
Repayment of repurchase agreements	(3,836)	(2,072)
Other	(219)	(193)
Net cash flows used for financing activities	(2,219)	(1,887)
Effect of foreign currency rate changes on cash and restricted cash	2	217
Net increase (decrease) in cash and restricted cash	283	(178)
Cash and restricted cash – beginning of period	2,470	2,549
Cash and restricted cash – end of period	$2,753	$2,371
Supplemental cash flow information
Interest paid	$393	$350

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

2. Investments

a) Fixed maturities

June 30, 2026	Amortized Cost	Valuation Allowance	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
(in millions of U.S. dollars)
Available-for-sale
U.S. and local government securities	$3,823	$—	$12	$(241)	$3,594
Non-U.S.	42,094	(14)	477	(1,185)	41,372
Corporate and asset-backed securities	49,363	(34)	375	(1,777)	47,927
Mortgage-backed securities	33,748	—	217	(1,340)	32,625
	$129,028	$(48)	$1,081	$(4,543)	$125,518

December 31, 2025	Amortized Cost	Valuation Allowance	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
(in millions of U.S. dollars)
Available-for-sale
U.S. and local government securities	$3,908	$—	$27	$(221)	$3,714
Non-U.S.	40,479	(10)	795	(908)	40,356
Corporate and asset-backed securities	48,806	(42)	734	(1,612)	47,886
Mortgage-backed securities	31,533	—	398	(1,207)	30,724
	$124,726	$(52)	$1,954	$(3,948)	$122,680

The following table presents fixed maturities by contractual maturity:

	June 30, 2026		December 31, 2025
(in millions of U.S. dollars)	Net Carrying Value	Fair Value	Net Carrying Value	Fair Value
Available-for-sale
Due in 1 year or less	$4,240	$4,240	$4,749	$4,749
Due after 1 year through 5 years	35,517	35,517	35,611	35,611
Due after 5 years through 10 years	32,012	32,012	31,514	31,514
Due after 10 years	21,124	21,124	20,082	20,082
	92,893	92,893	91,956	91,956
Mortgage-backed securities	32,625	32,625	30,724	30,724
	$125,518	$125,518	$122,680	$122,680

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following tables present, for available-for-sale (AFS) fixed maturities in an unrealized loss position (including securities on loan) that are not deemed to have expected credit losses, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	0 – 12 Months		Over 12 Months		Total
June 30, 2026	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. and local government securities	$928	$(14)	$1,891	$(227)	$2,819	$(241)
Non-U.S.	12,200	(344)	8,121	(693)	20,321	(1,037)
Corporate and asset-backed securities	13,317	(182)	8,502	(875)	21,819	(1,057)
Mortgage-backed securities	7,991	(89)	9,638	(1,251)	17,629	(1,340)
Total AFS fixed maturities	$34,436	$(629)	$28,152	$(3,046)	$62,588	$(3,675)

	0 – 12 Months		Over 12 Months		Total
December 31, 2025	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. and local government securities	$307	$(3)	$2,139	$(216)	$2,446	$(219)
Non-U.S.	6,664	(163)	8,995	(622)	15,659	(785)
Corporate and asset-backed securities	4,136	(59)	10,225	(867)	14,361	(926)
Mortgage-backed securities	1,467	(12)	11,016	(1,194)	12,483	(1,206)
Total AFS fixed maturities	$12,574	$(237)	$32,375	$(2,899)	$44,949	$(3,136)

At June 30, 2026, the tax benefit on certain unrealized losses in our investment portfolio was reduced by a valuation allowance of $285 million necessary due to limitations on the utilization of these losses for tax purposes. As part of evaluating whether it was more likely than not that we could record a tax benefit on these losses, we considered realized gains, carryback capacity and available tax planning strategies.

The following table presents a roll-forward of valuation allowance for expected credit losses on fixed maturities:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2026	2025	2026	2025
Available-for-sale
Valuation allowance for expected credit losses - beginning of period	$50	$63	$52	$70
Provision for expected credit loss	18	30	37	51
Write-offs charged against the expected credit loss	—	(1)	—	(1)
Recovery of expected credit loss	(20)	(21)	(41)	(49)
Valuation allowance for expected credit losses - end of period	$48	$71	$48	$71
Private debt held-for-investment
Valuation allowance for expected credit losses - beginning of period	$2	$3	$3	$4
Recovery of expected credit loss	—	—	(1)	(1)
Valuation allowance for expected credit losses - end of period	$2	$3	$2	$3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

c) Net realized gains (losses)

The following table presents the components of net realized gains (losses):

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2026	2025	2026	2025
Fixed maturities:
Gross realized gains	$68	$69	$108	$107
Gross realized losses	(125)	(123)	(249)	(219)
Other investments - Fixed maturities (includes $63, $53, $43, and nil related to investments measured under the fair value option)	98	61	90	21
Net recovery of expected credit losses	2	(9)	5	(1)
Impairment (1)	(25)	(5)	(57)	(12)
Total fixed maturities	18	(7)	(103)	(104)
Equity securities (includes $(2), $12, $(69), and $65 related to investments measured under the fair value option)	126	137	(23)	200
Private equities (less than 3 percent ownership)	93	(28)	109	(17)
Foreign exchange	(17)	(89)	(25)	(154)
Investment and embedded derivative instruments	(55)	154	(170)	131
Other derivative instruments	(8)	(2)	(17)	(5)
Other	5	(5)	(16)	(7)
Net realized gains (losses) (pre-tax)	$162	$160	$(245)	$44
(1)Relates to certain securities we intend to sell and securities written to market entering default.

Realized gains and losses from Equity securities, Other investments and Private equities from the table above include sales of securities and unrealized gains and losses from fair value changes as follows:

						Three Months Ended
							June 30
				2026				2025
(in millions of U.S. dollars)	Equity Securities	Other Investments	Private Equities	Total	Equity Securities	Other Investments	Private Equities	Total
Net gains (losses) recognized during the period	$126	$98	$93	$317	$137	$61	$(28)	$170
Less: Net gains recognized from sales of securities	46	1	—	47	32	3	—	35
Unrealized gains (losses) recognized for securities still held at reporting date	$80	$97	$93	$270	$105	$58	$(28)	$135

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

						Six Months Ended
							June 30
				2026				2025
(in millions of U.S. dollars)	Equity Securities	Other Investments	Private Equities	Total	Equity Securities	Other Investments	Private Equities	Total
Net gains (losses) recognized during the period	$(23)	$90	$109	$176	$200	$21	$(17)	$204
Less: Net gains recognized from sales of securities	140	1	—	141	20	4	—	24
Unrealized gains (losses) recognized for securities still held at reporting date	$(163)	$89	$109	$35	$180	$17	$(17)	$180

d) Private equities
Private equities include investment funds, limited partnerships, and partially-owned investment companies measured at fair value using net asset value (NAV) as a practical expedient. The following table presents, by investment category, the expected liquidation period, fair value, and maximum future funding commitments for private equities:

	Expected Liquidation Period of Underlying Assets	June 30, 2026		December 31, 2025
(in millions of U.S. dollars)		Fair Value	Maximum Future Funding Commitments	Fair Value	Maximum Future Funding Commitments
Financial	2 to 10 Years	$1,293	$402	$1,420	$483
Real assets	2 to 13 Years	1,909	1,043	1,924	1,111
Distressed	2 to 8 Years	1,185	1,208	1,226	977
Private credit	3 to 8 Years	303	360	299	302
Traditional	2 to 14 Years	12,199	4,112	11,990	4,345
Vintage	1 to 3 Years	29	—	43	—
Investment funds	Not Applicable	467	—	337	—
		$17,385	$7,125	$17,239	$7,218

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

Refer to Note 3 e) in our 2025 Form 10-K for further information on our private equity investments.

e) Restricted assets
Chubb is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutory regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. Chubb is also required to restrict assets pledged under

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

repurchase agreements, which represent Chubb's agreement to sell securities and repurchase them at a future date for a predetermined price. We use trust funds in certain large reinsurance transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit (LOC) requirements. We have investments in segregated portfolios primarily to provide collateral or guarantees for LOC and derivative transactions. Included in restricted assets at June 30, 2026, and December 31, 2025, are investments, primarily fixed maturities, totaling $18,955 million and $19,048 million, respectively, and cash of $243 million and $198 million, respectively.
The following table presents the components of restricted assets:

	June 30	December 31
(in millions of U.S. dollars)	2026	2025
Trust funds	$8,529	$8,461
Assets pledged under repurchase agreements	3,546	3,518
Deposits with U.S. regulatory authorities	2,575	2,598
Deposits with non-U.S. regulatory authorities and other	4,548	4,669
Total	$19,198	$19,246
f) Variable interest entities (VIEs)
Consolidated VIEs
We maintain investments in sponsored investment products that are considered VIEs. We have determined that we are the primary beneficiary and consolidate these investment products if we hold at least 10 percent ownership. Refer to Note 1 g) of our 2025 Form 10-K for further information on our consolidation criteria. The assets of these VIEs are not available to our creditors, and the investors in these VIEs have no recourse to Chubb in excess of the assets contained within the VIEs. Our economic exposures are limited to our investments based on our ownership interest in these VIEs. Our total exposure to these consolidated investment products represents the value of our economic ownership interest.
Unconsolidated VIEs
We recorded an investment in a reserved alternative investment fund (Fund) sponsored and managed by a third-party investment fund manager. The Fund is a variable interest entity; however, Chubb is not the primary beneficiary and does not consolidate the Fund because Chubb does not receive substantially all the risks and returns of the Fund. The carrying value of this investment at June 30, 2026, and December 31, 2025, was $5.3 billion and $5.4 billion, respectively, which approximates our maximum risk of loss. We have elected to account for this investment using the fair value option, classified as Equity securities on the Consolidated balance sheets. We elected the fair value option so that changes in fair value of the Fund are recorded in Net realized gains (losses) and dividends from the Fund are recorded as Net investment income when declared on the Consolidated statements of operations.
We also do not consolidate sponsored investment products where we have determined that we are not the primary beneficiary. The carrying value of these investments at June 30, 2026, and December 31, 2025, was $198 million and $70 million, respectively, and our maximum risk of loss approximates the carrying amount. These investments are classified primarily within Equity securities on the Consolidated balance sheets.

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

We use pricing services to obtain fair value measurements for the majority of our investment securities. Based on management’s understanding of the methodologies used, these pricing services only produce an estimate of fair value if there is observable market information that would allow them to make a fair value estimate. Based on our understanding of the market inputs used by the pricing services, all applicable investments have been valued in accordance with U.S. GAAP. We do not adjust prices obtained from pricing services. Refer to Note 4 a) in our 2025 Form 10-K for further information on the valuation and leveling of assets and liabilities measured at fair value.

Financial instruments measured at fair value on a recurring basis, by valuation hierarchy

June 30, 2026	Level 1	Level 2	Level 3	Total
(in millions of U.S. dollars)
Assets:
Fixed maturities available-for-sale
U.S. and local government securities	$1,442	$2,152	$—	$3,594
Non-U.S.	—	40,678	694	41,372
Corporate and asset-backed securities	—	44,385	3,542	47,927
Mortgage-backed securities	—	32,625	—	32,625
	1,442	119,840	4,236	125,518
Equity securities (1)	5,394	—	110	5,504
Short-term investments	3,074	2,374	10	5,458
Other investments (2)	716	8,455	—	9,171
Securities lending collateral	—	1,870	—	1,870
Investment derivatives	34	—	—	34
Derivatives designated as hedging instruments	—	346	—	346
Other derivative instruments	15	—	—	15
Separate account assets	7,405	66	—	7,471
Total assets measured at fair value (1)(2)(3)	$18,080	$132,951	$4,356	$155,387
Liabilities:
Investment derivatives	$371	$—	$—	$371
Derivatives designated as hedging instruments	—	127	—	127
Other derivative instruments	2	—	—	2
Market risk benefits (4)	—	—	505	505
Total liabilities measured at fair value	$373	$127	$505	$1,005
(1)Excluded from the table above are funds of $5,510 million, measured using NAV as a practical expedient.
(2)Excluded from the table above are other investments of $1,851 million, principally investments measured using NAV as a practical expedient and policy loans.
(3)Excluded from the table above are private equities of $17,385 million, measured using NAV as a practical expedient.
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
(2)Excluded from the table above are other investments of $1,435 million, principally investments measured using NAV as a practical expedient and policy loans.
(3)Excluded from the table above are private equities of $17,239 million, measured using NAV as a practical expedient.
(4)Refer to Note 10 for additional information on Market risk benefits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Level 3 financial instruments

The following tables present a reconciliation of the beginning and ending balances of financial instruments measured at fair value using significant unobservable inputs (Level 3). Excluded from the tables below is the reconciliation of Market risk benefits, refer to Note 10 for additional information.

Three Months Ended June 30, 2026 (in millions of U.S. dollars)	Available-for-Sale Debt Securities		Equity securities	Short-term investments
	Non-U.S.	Corporate and asset- backed securities

Balance, beginning of period	$689	$3,536	$121	$11
Transfers into Level 3	—	15	—	—
Transfers out of Level 3	(2)	(4)	(13)	—
Change in Net Unrealized Gains (Losses) in OCI	(2)	(11)	—	—
Net Realized Gains (Losses)	—	(11)	(1)	—
Purchases	34	299	6	3
Sales	(9)	(53)	(3)	—
Settlements	(16)	(229)	—	(4)
Balance, end of period	$694	$3,542	$110	$10
Net Realized Gains (Losses) Attributable to Changes in Fair Value at the Balance Sheet date	$(1)	$(15)	$(2)	$(6)
Change in Net Unrealized Gains (Losses) included in OCI at the Balance Sheet date	$(2)	$(14)	$—	$—

Three Months Ended June 30, 2025 (in millions of U.S. dollars)	Available-for-Sale Debt Securities		Equity securities	Short-term investments
	Non-U.S.	Corporate and asset- backed securities

Balance, beginning of period	$587	$3,017	$113	$18
Transfers into Level 3	10	60	—	—
Transfers out of Level 3	—	(12)	(1)	—
Change in Net Unrealized Gains (Losses) in OCI	18	(3)	—	—
Net Realized Gains (Losses)	3	(4)	2	—
Purchases	84	295	19	25
Sales	(34)	(53)	(8)	—
Settlements	(70)	(114)	—	(1)
Balance, end of period	$598	$3,186	$125	$42
Net Realized Gains (Losses) Attributable to Changes in Fair Value at the Balance Sheet date	$—	$(1)	$4	$—
Change in Net Unrealized Gains (Losses) included in OCI at the Balance Sheet date	$16	$(7)	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Six Months Ended June 30, 2026 (in millions of U.S. dollars)	Available-for-Sale Debt Securities		Equity securities	Short-term investments
	Non-U.S.	Corporate and asset- backed securities

Balance, beginning of period	$671	$3,546	$119	$45
Transfers into Level 3	2	16	—	—
Transfers out of Level 3	(2)	(21)	(13)	—
Change in Net Unrealized Gains (Losses) in OCI	(12)	(25)	—	(2)
Net Realized Gains (Losses)	—	(18)	(1)	—
Purchases	110	410	12	11
Sales	(39)	(54)	(7)	—
Settlements	(36)	(312)	—	(44)
Balance, end of period	$694	$3,542	$110	$10
Net Realized Gains (Losses) Attributable to Changes in Fair Value at the Balance Sheet date	$(1)	$(18)	$(2)	$(6)
Change in Net Unrealized Gains (Losses) included in OCI at the Balance Sheet date	$(12)	$(32)	$—	$(1)

Six Months Ended June 30, 2025 (in millions of U.S. dollars)	Available-for-Sale Debt Securities			Equity securities	Short-term investments
	Non-U.S.	Corporate and asset- backed securities	Mortgage-backed securities

Balance, beginning of period	$604	$2,891	$3	$120	$14
Transfers into Level 3	11	84	—	—	—
Transfers out of Level 3	—	(13)	—	(1)	—
Change in Net Unrealized Gains (Losses) in OCI	38	(7)	—	—	—
Net Realized Gains (Losses)	(3)	(6)	$(2)	(3)	—
Purchases	144	514	1	26	30
Sales	(87)	(100)	(2)	(17)	—
Settlements	(109)	(177)	—	—	(2)
Balance, end of period	$598	$3,186	$—	$125	$42
Net Realized Gains (Losses) Attributable to Changes in Fair Value at the Balance Sheet date	$(1)	$(4)	$—	$9	$—
Change in Net Unrealized Gains (Losses) included in OCI at the Balance Sheet date	$30	$(17)	$—	$—	$—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following tables present fair value, by valuation hierarchy, and carrying value of the financial instruments not measured at fair value:

June 30, 2026	Fair Value				Net Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Private debt held-for-investment	$—	$—	$2,289	$2,289	$2,252
Total assets	$—	$—	$2,289	$2,289	$2,252
Liabilities:
Repurchase agreements	$—	$3,368	$—	$3,368	$3,368
Short-term debt	—	652	—	652	663
Long-term debt	—	15,694	590	16,284	17,452
Hybrid debt	—	482	—	482	427
Total liabilities	$—	$20,196	$590	$20,786	$21,910

December 31, 2025	Fair Value				Net Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Private debt held-for-investment	$—	$—	$2,445	$2,445	$2,411
Total assets	$—	$—	$2,445	$2,445	$2,411
Liabilities:
Repurchase agreements	$—	$3,324	$—	$3,324	$3,324
Short-term debt	—	1,498	—	1,498	1,499
Long-term debt	—	14,045	576	14,621	15,728
Hybrid debt	—	484	—	484	422
Total liabilities	$—	$19,351	$576	$19,927	$20,973

4. Reinsurance

Reinsurance recoverable on ceded reinsurance

	June 30, 2026		December 31, 2025
(in millions of U.S. dollars)	Net Reinsurance Recoverable (1)	Valuation allowance	Net Reinsurance Recoverable (1)	Valuation allowance
Reinsurance recoverable on unpaid losses and loss expenses	$18,453	$273	$18,346	$248
Reinsurance recoverable on paid losses and loss expenses	1,831	51	1,992	72
Reinsurance recoverable on losses and loss expenses	$20,284	$324	$20,338	$320
Reinsurance recoverable on policy benefits	$333	$—	$286	$—
(1)Net of valuation allowance for uncollectible reinsurance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents a roll-forward of valuation allowance for uncollectible reinsurance related to Reinsurance recoverable on losses and loss expenses:

	Six Months Ended
		June 30
(in millions of U.S. dollars)	2026	2025
Valuation allowance for uncollectible reinsurance - beginning of period	$320	$310
Provision for uncollectible reinsurance	17	17
Write-offs charged against the valuation allowance	(14)	(6)
Foreign exchange revaluation	1	2
Valuation allowance for uncollectible reinsurance - end of period	$324	$323
For additional information, refer to Note 1 e) to the Consolidated Financial Statements of our 2025 Form 10-K.

5. Deferred policy acquisition costs

The following tables present a roll-forward of deferred policy acquisition costs on long-duration contracts included in the Life Insurance segment:

	Six Months Ended June 30, 2026
(in millions of U.S. dollars)	Term Life	Universal Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$567	$746	$1,296	$2,136	$392	$5,137
Capitalizations	124	52	243	383	90	892
Amortization expense	(81)	(43)	(37)	(141)	(17)	(319)
Other (including foreign exchange)	—	(8)	(15)	(44)	1	(66)
Balance – end of Period	$610	$747	$1,487	$2,334	$466	$5,644
Overseas General Insurance segment excluded from table						725
Total deferred policy acquisition costs on long-duration contracts						$6,369
Deferred policy acquisition costs on short-duration contracts						4,375
Total deferred policy acquisition costs						$10,744

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	Six Months Ended June 30, 2025
(in millions of U.S. dollars)	Term Life	Universal Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$469	$722	$870	$1,681	$324	$4,066
Capitalizations	115	69	224	327	61	796
Amortization expense	(73)	(41)	(25)	(111)	(15)	(265)
Other (including foreign exchange)	13	10	23	51	12	109
Balance – end of period	$524	$760	$1,092	$1,948	$382	$4,706
Overseas General Insurance segment excluded from table						646
Total deferred policy acquisition costs on long-duration contracts						$5,352
Deferred policy acquisition costs on short-duration contracts						4,085
Total deferred policy acquisition costs						$9,437

6. Goodwill

Goodwill
The following table presents a roll-forward of Goodwill by segment:

(in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Chubb Consolidated
Balance at December 31, 2025	$7,191	$2,226	$134	$5,530	$371	$4,755	$20,207
Measurement-period adjustments	—	—	—	(7)	—	—	(7)
Foreign exchange revaluation	(6)	(2)	—	53	—	98	143
Balance at June 30, 2026 (1)	$7,185	$2,224	$134	$5,576	$371	$4,853	$20,343
(1)Includes $426 million attributable to noncontrolling interests.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

7. Unpaid losses and loss expenses

The following table presents a reconciliation of beginning and ending Unpaid losses and loss expenses:

	Six Months Ended
	June 30
(in millions of U.S. dollars)	2026	2025
Gross unpaid losses and loss expenses – beginning of period	$88,018	$84,004
Reinsurance recoverable on unpaid losses and loss expenses – beginning of period (1)	(18,346)	(17,734)
Net unpaid losses and loss expenses – beginning of period	69,672	66,270
Net losses and loss expenses incurred in respect of losses occurring in:
Current year	13,406	13,959
Prior years (2)	(584)	(491)
Total	12,822	13,468
Net losses and loss expenses paid in respect of losses occurring in:
Current year	3,169	2,960
Prior years	8,184	8,982
Total	11,353	11,942
Foreign currency revaluation and other	75	889
Net unpaid losses and loss expenses – end of period	71,216	68,685
Reinsurance recoverable on unpaid losses and loss expenses (1)	18,453	17,691
Gross unpaid losses and loss expenses – end of period	$89,669	$86,376
(1)    Net of valuation allowance for uncollectible reinsurance.
(2)    Relates to prior period loss reserve development only and excludes prior period development related to reinstatement premiums, expense adjustments, earned premiums, and A&H long-duration lines totaling $15 million and $(13) million for the six months ended June 30, 2026 and 2025, respectively.

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

	Three Months Ended June 30			Six Months Ended June 30
(in millions of U.S. dollars)	Long-tail	Short-tail	Total	Long-tail	Short-tail	Total
2026
North America Commercial P&C Insurance	$(69)	$(42)	$(111)	$(48)	$(152)	$(200)
North America Personal P&C Insurance	—	(173)	(173)	—	(174)	(174)
North America Agricultural Insurance	—	—	—	—	(80)	(80)
Overseas General Insurance	11	(157)	(146)	11	(288)	(277)
Global Reinsurance	10	(21)	(11)	10	(21)	(11)
Corporate	158	—	158	173	—	173
Total	$110	$(393)	$(283)	$146	$(715)	$(569)
2025
North America Commercial P&C Insurance	$(75)	$(31)	$(106)	$(27)	$(193)	$(220)
North America Personal P&C Insurance	—	(121)	(121)	—	(121)	(121)
North America Agricultural Insurance	—	—	—	—	(33)	(33)
Overseas General Insurance	35	(112)	(77)	36	(234)	(198)
Global Reinsurance	—	(15)	(15)	(5)	(10)	(15)
Corporate	70	—	70	83	—	83
Total	$30	$(279)	$(249)	$87	$(591)	$(504)
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

North America Commercial P&C Insurance. Net favorable development for the three months ended June 30, 2026, included $69 million from long-tail lines, primarily from workers' compensation, due to lower-than-expected reported loss activity and our annual assessment of multi-claimant events, including industrial accidents, partially offset by net adverse development in commercial general liability, mainly due to higher-than-expected loss development. Net favorable development for the six months ended June 30, 2026, included $152 million from short-tail lines, primarily from surety, due to lower-than-expected loss development.

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

North America Personal P&C Insurance. Net favorable development for the three and six months ended June 30, 2026, included favorable development primarily in the auto physical damage line, due to lower-than-expected loss development.

Net favorable development for the three and six months ended June 30, 2025, included favorable development in the auto physical damage and recreational marine lines due to favorable loss emergence.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Overseas General Insurance. Net favorable development for the three and six months ended June 30, 2026, included $157 million and $288 million, respectively, from short-tail lines, primarily from favorable claim development in property.

Net favorable development for the three and six months ended June 30, 2025, included $112 million and $234 million, respectively, from short-tail lines, primarily from favorable claim development in property and marine lines.

Corporate. Net adverse development for the three and six months ended June 30, 2026 and 2025, was driven primarily by adverse development for molestation-related claims.

8. Future policy benefits

The following tables present a roll-forward of the liability for future policy benefits included in the Life Insurance segment:

Present Value of Expected Net Premiums	Six Months Ended June 30, 2026
(in millions of U.S. dollars)	Term Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$1,544	$4,749	$11,688	$426	$18,407
Beginning balance at original discount rate	1,814	4,616	11,665	423	18,518
Effect of changes in cash flow assumptions	—	—	—	—	—
Effect of actual variances from expected experience	(9)	50	(288)	7	(240)
Adjusted beginning of period balance	1,805	4,666	11,377	430	18,278
Issuances	127	904	1,180	356	2,567
Interest accrual	31	73	282	7	393
Net premiums collected (1)	(126)	(949)	(776)	(185)	(2,036)
Other (including foreign exchange)	(14)	11	(114)	12	(105)
Ending balance at original discount rate	1,823	4,705	11,949	620	19,097
Effect of changes in discount rate assumptions	(258)	74	(377)	2	(559)
Balance – end of period	$1,565	$4,779	$11,572	$622	$18,538
(1)Net premiums collected represent the portion of gross premiums collected from policyholders that is used to fund expected benefit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Present Value of Expected Future Policy Benefits	Six Months Ended June 30, 2026
(in millions of U.S. dollars)	Term Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$2,313	$13,791	$15,587	$1,084	$32,775
Beginning balance at original discount rate	2,715	13,133	15,645	1,058	32,551
Effect of changes in cash flow assumptions	—	—	—	—	—
Effect of actual variances from expected experience	(3)	55	(298)	8	(238)
Adjusted beginning of period balance	2,712	13,188	15,347	1,066	32,313
Issuances	127	904	1,180	356	2,567
Interest accrual	42	229	345	18	634
Benefit payments	(115)	(188)	(847)	(13)	(1,163)
Other (including foreign exchange)	(21)	129	(202)	27	(67)
Ending balance at original discount rate	2,745	14,262	15,823	1,454	34,284
Effect of changes in discount rate assumptions	(403)	477	(564)	27	(463)
Balance – end of period	$2,342	$14,739	$15,259	$1,481	$33,821

Liability for Future Policy Benefits	June 30, 2026
(in millions of U.S. dollars)	Term Life	Whole Life	A&H	Other	Total
Net liability for future policy benefits	$777	$9,960	$3,687	$859	$15,283
Deferred profit liability	320	2,402	248	141	3,111
Net liability for future policy benefits, before reinsurance recoverable	1,097	12,362	3,935	1,000	18,394
Less: Reinsurance recoverable on future policy benefits	110	49	128	1	288
Net liability for future policy benefits, after reinsurance recoverable	$987	$12,313	$3,807	$999	$18,106
Weighted average duration (years)	11.3	25.7	10.1	28.2	21.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Present Value of Expected Net Premiums	Six Months Ended June 30, 2025
(in millions of U.S. dollars)	Term Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$1,523	$4,405	$11,626	$125	$17,679
Beginning balance at original discount rate	1,819	4,303	11,499	124	17,745
Effect of changes in cash flow assumptions	—	(4)	13	—	9
Effect of actual variances from expected experience	(4)	18	(168)	2	(152)
Adjusted beginning of period balance	1,815	4,317	11,344	126	17,602
Issuances	116	719	1,107	311	2,253
Interest accrual	26	65	260	5	356
Net premiums collected (1)	(122)	(743)	(755)	(93)	(1,713)
Other (including foreign exchange)	59	134	459	4	656
Ending balance at original discount rate	1,894	4,492	12,415	353	19,154
Effect of changes in discount rate assumptions	(296)	142	184	3	33
Balance – end of period	$1,598	$4,634	$12,599	$356	$19,187
(1)Net premiums collected represent the portion of gross premiums collected from policyholders that is used to fund expected benefit.

Present Value of Expected Future Policy Benefits	Six Months Ended June 30, 2025
(in millions of U.S. dollars)	Term Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$2,238	$12,057	$15,693	$647	$30,635
Beginning balance at original discount rate	2,647	11,242	15,652	601	30,142
Effect of changes in cash flow assumptions	—	(9)	21	—	12
Effect of actual variances from expected experience	(1)	18	(170)	3	(150)
Adjusted beginning of period balance	2,646	11,251	15,503	604	30,004
Issuances	116	719	1,107	311	2,253
Interest accrual	36	185	325	12	558
Benefit payments	(110)	(154)	(864)	(10)	(1,138)
Other (including foreign exchange)	88	300	601	16	1,005
Ending balance at original discount rate	2,776	12,301	16,672	933	32,682
Effect of changes in discount rate assumptions	(432)	1,106	109	59	842
Balance – end of period	$2,344	$13,407	$16,781	$992	$33,524

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Liability for Future Policy Benefits	June 30, 2025
(in millions of U.S. dollars, except for years)	Term Life	Whole Life	A&H	Other	Total
Net liability for future policy benefits	$746	$8,773	$4,182	$636	$14,337
Deferred profit liability	306	1,539	219	68	2,132
Net liability for future policy benefits, before reinsurance recoverable	1,052	10,312	4,401	704	16,469
Less: Reinsurance recoverable on future policy benefits	107	46	121	1	275
Net liability for future policy benefits, after reinsurance recoverable	$945	$10,266	$4,280	$703	$16,194
Weighted average duration (years)	10.4	27.6	10.0	25.3	22.0

The following table presents a reconciliation of the roll-forwards above to the Future policy benefits liability presented in the Consolidated balance sheets.

	June 30
(in millions of U.S. dollars)	2026	2025
Net liability for future policy benefits	$15,283	$14,337
Other (1)	1,765	1,549
Deferred profit liability	3,111	2,132
Liability for future policy benefits, per consolidated balance sheet	$20,159	$18,018
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents the amount of undiscounted and discounted expected gross premiums and expected future policy benefit payments included in the Life Insurance segment:

	June 30	June 30
(in millions of U.S. dollars)	2026	2025
Term Life
Undiscounted expected future benefit payments	$4,607	$4,563
Undiscounted expected future gross premiums	6,802	7,094
Discounted expected future benefit payments	2,342	2,344
Discounted expected future gross premiums	4,545	4,775
Whole Life
Undiscounted expected future benefit payments	34,510	30,751
Undiscounted expected future gross premiums	11,062	10,841
Discounted expected future benefit payments	14,739	13,407
Discounted expected future gross premiums	9,262	8,929
A&H
Undiscounted expected future benefit payments	26,692	28,274
Undiscounted expected future gross premiums	39,629	41,427
Discounted expected future benefit payments	15,259	16,781
Discounted expected future gross premiums	23,846	24,697
Other
Undiscounted expected future benefit payments	2,759	1,754
Undiscounted expected future gross premiums	945	570
Discounted expected future benefit payments	1,481	992
Discounted expected future gross premiums	$892	$527

The following table presents the amount of revenue and interest recognized in the Consolidated statements of operations for the Life insurance segment:

	Gross Premiums or Assessments		Interest Accretion
	Six Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2026	2025	2026	2025
Term Life	$374	$353	$11	$10
Whole Life	1,657	1,250	156	120
A&H	1,608	1,509	63	65
Other	260	129	11	7
Total	$3,899	$3,241	$241	$202

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents the weighted-average interest rates for the Life Insurance segment:

	Interest Accretion Rate		Current Discount Rate
	Six Months Ended		Six Months Ended
	June 30		June 30
	2026	2025	2026	2025
Life Insurance
Term Life	3.2%	3.0%	6.0%	5.9%
Whole Life	3.6%	3.4%	4.3%	3.9%
A&H	4.3%	4.0%	6.3%	5.8%
Other	3.2%	3.2%	3.4%	3.3%

9. Policyholders' account balances, Separate accounts, and Unearned revenue liabilities

Policyholders' account balances
The following tables present a roll-forward of policyholders' account balances:

	Six Months Ended June 30, 2026
(in millions of U.S. dollars)	Universal Life	Annuities (3)	Other investment contracts (4)	Total
Balance – beginning of period	$1,899	$2,801	$2,531	$7,231
Premiums received	109	130	449	688
Policy charges	(44)	—	(5)	(49)
Surrenders and withdrawals	(68)	(15)	(100)	(183)
Benefit payments (1)	(97)	(107)	(30)	(234)
Interest credited	24	24	41	89
Other (including foreign exchange)	76	113	(15)	174
Balance – end of period	$1,899	$2,946	$2,871	$7,716
Unearned revenue liability				772
Other (2)				614
Policyholders' account liability, per consolidated balance sheet				$9,102
(1)Includes payments for survival and death benefits.
(2)Primarily comprises unpaid dividends on certain participating policies.
(3)Relates to Huatai Life.
(4)Primarily comprises policyholder account balances related to investment linked products including endowment and investment contracts, none of which bear significant insurance risk.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	Six Months Ended June 30, 2025
(in millions of U.S. dollars)	Universal Life	Annuities (3)	Other investment contracts (4)	Total
Balance – beginning of period	$1,809	$2,585	$2,354	$6,748
Premiums received	105	159	211	475
Policy charges	(56)	—	(5)	(61)
Surrenders and withdrawals	(57)	(17)	(94)	(168)
Benefit payments (1)	(19)	(77)	(46)	(142)
Interest credited	24	24	33	81
Other (including foreign exchange)	34	22	25	81
Balance – end of period	$1,840	$2,696	$2,478	$7,014
Unearned revenue liability				753
Other (2)				577
Policyholders' account liability, per consolidated balance sheet				$8,344
(1)Includes payments for survival and death benefits.
(2)Primarily comprises unpaid dividends on certain participating policies.
(3)Relates to Huatai Life.
(4)Primarily comprises policyholder account balances related to investment linked products including endowment and investment contracts, none of which bear significant insurance risk.

	June 30
	2026			2025
(in millions of U.S. dollars, except for percentages)	Universal Life	Annuities (3)	Other	Universal Life	Annuities (3)	Other
Weighted-average crediting rate (1)	3.4%	N/A	3.4%	3.5%	N/A	3.3%
Net amount at risk (2)	$10,539	$86	$340	$11,571	$10	$378
Cash Surrender Value	$1,779	$1,974	$2,549	$1,695	$1,774	$2,175
(1)Calculated using actual interest credited for the six months ended June 30, 2026 and 2025, respectively.
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

The following tables present the balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimum:

Universal Life

	June 30, 2026
(in millions of U.S. dollars)	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Guaranteed minimum crediting rates
Up to 2.00%	$—	$34	$17	$239	$290
2.01% – 4.00%	449	291	329	—	1,069
Greater than 4.00%	19	—	—	—	19
Fixed rate or no guarantee					521
Total	$468	$325	$346	$239	$1,899

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	June 30, 2025
(in millions of U.S. dollars)	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Guaranteed minimum crediting rates
Up to 2.00%	$—	$—	$49	$145	$194
2.01% – 4.00%	247	573	352	—	1,172
Greater than 4.00%	12	—	—	—	12
Fixed rate or no guarantee					462
Total	$259	$573	$401	$145	$1,840

Other policyholders' account balances

	June 30, 2026
(in millions of U.S. dollars)	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Guaranteed minimum crediting rates
Up to 2.00%	$2	$52	$28	$76	$158
2.01% – 4.00%	955	—	271	—	1,226
Greater than 4.00%	—	—	—	—	—
Fixed rate or no guarantee					1,487
Total	$957	$52	$299	$76	$2,871

	June 30, 2025
(in millions of U.S. dollars)	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Guaranteed minimum crediting rates
Up to 2.00%	$5	$5	$133	$27	$170
2.01% – 4.00%	1,035	52	—	—	1,087
Greater than 4.00%	—	—	—	—	—
Fixed rate or no guarantee					1,221
Total	$1,040	$57	$133	$27	$2,478

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents the aggregate fair value of Separate account assets, by major security type:

	June 30	June 30
(in millions of U.S. dollars)	2026	2025
Cash and cash equivalents	$121	$131
Mutual funds	7,284	6,268
Fixed maturities	66	82
Total	$7,471	$6,481

The following table presents a roll-forward of separate account liabilities:

	Six Months Ended
	June 30
(in millions of U.S. dollars)	2026	2025
Balance – beginning of period	$6,925	$6,231
Premiums and deposits	787	802
Policy charges	(92)	(79)
Surrenders and withdrawals	(698)	(494)
Benefit payments	(252)	(225)
Investment performance	859	(265)
Other (including foreign exchange)	(58)	511
Balance – end of period	$7,471	$6,481
Cash surrender value (1)	$6,960	$6,101
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

	Six Months Ended
	June 30
(in millions of U.S. dollars)	2026	2025
Balance – beginning of period	$758	$711
Deferred revenue	61	69
Amortization	(40)	(38)
Other (including foreign exchange)	(7)	11
Balance – end of period	$772	$753

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

10. Market risk benefits

Our reinsurance programs covering variable annuity guarantees, comprising guaranteed living benefits (GLB) and guaranteed minimum death benefits (GMDB), meet the definition of Market risk benefits (MRB). The following table presents a roll-forward of MRB:

	Six Months Ended June 30
(in millions of U.S. dollars)	2026	2025
Balance – beginning of period	$659	$607
Balance, beginning of period, before effect of changes in the instrument-specific credit risk	636	592
Interest rate changes	(22)	41
Effect of market movements (1)	(78)	(50)
Effect of changes in volatilities	(2)	19
Actual policyholder behavior different from expected behavior	9	28
Effect of timing and all other	(48)	(31)
Balance, end of period, before effect of changes in the instrument-specific credit risk	$495	$599
Effect of changes in the instrument-specific credit risk	10	10
Balance – end of period	$505	$609
Weighted-average age of policyholders (years)	75	74
Net amount at risk (2)	$1,189	$1,479
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

Excluded from the table above are MRB losses of $121 million and $103 million for the six months ended June 30, 2026 and 2025, respectively, reported in the Consolidated statements of operations, relating to the market risk benefits' economic hedge and other net cash flows. There is no reinsurance recoverable associated with our liability for MRB.

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

	Valuation Technique	Significant Unobservable Inputs	June 30, 2026		June 30, 2025
			Ranges	Weighted Average(1)	Ranges	Weighted Average(1)
MRB (1)	Actuarial model	Lapse rate	0.5% – 27.3%	3.5%	0.5% – 27.3%	3.4%
		Annuitization rate	0% – 100%	4.7%	0% – 100%	4.6%
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

11. Debt

a) Chubb INA senior unsecured notes

In March 2026, Chubb INA issued CHF200 million (approximately $254 million based on the foreign exchange rate at the date of issuance) aggregate principal amount of 1.02 percent senior unsecured notes due March 2032.

Chubb INA's $1.5 billion of 3.35 percent senior unsecured notes due May 2026 were paid upon maturity.

In May 2026, Chubb INA issued a series of senior unsecured notes denominated in Chinese yuan renminbi (CNH) comprising:
•CNH2.5 billion (approximately $367 million based on the foreign exchange rate at the date of issuance) of 2.40 percent senior unsecured notes due 2031; and
•CNH1.5 billion (approximately $220 million based on the foreign exchange rate at the date of issuance) of 2.85 percent senior unsecured notes due 2036.

In May 2026, Chubb INA issued $1.0 billion of 5.30 percent senior unsecured notes due May 2036.

In June 2026, Chubb INA issued a series of senior unsecured notes denominated in Canadian dollar (CAD) comprising:
•CAD400 million (approximately $286 million based on the foreign exchange rate at the date of issuance) of 3.780 percent senior unsecured notes due 2031; and
•CAD400 million (approximately $286 million based on the foreign exchange rate at the date of issuance) of 4.034 percent senior unsecured notes due 2033.

In June 2026, the €575 million 0.875 percent senior unsecured notes due to mature in June 2027 were reclassified to short-term debt.

Chubb INA's senior unsecured notes are guaranteed on a senior basis by Chubb Limited and rank equally with all of Chubb INA's other senior obligations. They also contain customary limitations on lien provisions as well as customary events of default provisions which, if breached, could result in the accelerated maturity of such senior debt. These notes are redeemable at any time at Chubb INA's option subject to a “make-whole” premium, as defined in the offering documentation. The notes are also redeemable at par plus accrued and unpaid interest in the event of certain changes in tax law. These notes do not have the benefit of any sinking fund.

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

The following table presents the balance sheet location, fair value in an asset or (liability) position, and notional value/payment provision of our derivative instruments:

			June 30, 2026			December 31, 2025
	Consolidated Balance Sheet Location	Fair Value		Notional Amount/ Payment Provision	Fair Value		Notional Amount/ Payment Provision
(in millions of U.S. dollars)		Derivative Asset	Derivative (Liability)		Derivative Asset	Derivative (Liability)
Investment and embedded derivatives not designated as hedging instruments:
Foreign currency forward contracts	OA / (AP)	$17	$(353)	$3,960	$18	$(230)	$4,912
Options/Futures/Forward contracts on notes and bonds	OA / (AP)	17	(18)	1,860	4	(12)	1,216
Convertible securities (1)	FM AFS	6	—	5	6	—	5
Total		$40	$(371)	$5,825	$28	$(242)	$6,133
Other derivative instruments:
Futures contracts on equities (2)	OA / (AP)	$—	$(2)	$904	$3	$—	$943
Other	OA / (AP)	15	—	538	8	(4)	334
Total		$15	$(2)	$1,442	$11	$(4)	$1,277
Derivatives designated as hedging instruments:
Cross-currency swaps - fair value hedges	OA / (AP)	$173	$(3)	$2,081	$198	$—	$2,046
Cross-currency swaps - net investment hedges	OA / (AP)	173	(124)	3,874	68	(232)	2,995
Total		$346	$(127)	$5,955	$266	$(232)	$5,041
(1)Includes fair value of embedded derivatives.
(2)Related to MRB book of business.

At June 30, 2026, and December 31, 2025, net derivative liabilities of $105 million and $179 million, respectively, included in the table above were subject to a master netting agreement. The remaining derivatives included in the table above were not subject to a master netting agreement.

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

(i) Fair value hedges

Cross-currency swaps
Chubb holds certain cross-currency swaps designated as fair value hedges. The objective of these cross-currency swaps is to hedge the foreign currency risk on €1.7 billion, or approximately $2.0 billion at June 30, 2026, of euro denominated debt by converting cash flows back into the U.S. dollar.

These hedges are carried at fair value, with changes in fair value recorded in Other comprehensive income (OCI). The gains or losses on the fair value hedges offsetting the foreign currency remeasurement on the hedged euro denominated senior notes are reclassified from OCI into Net realized gains (losses), and an additional portion is reclassified into Interest expense as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(pre-tax, in millions of U.S. dollars)	2026	2025	2026	2025
Gain (loss) recognized in OCI	$16	$141	$(27)	$115
Net realized gain (loss) reclassified from OCI	(23)	169	(57)	238
Interest expense reclassified from OCI	(4)	(5)	(9)	(9)
OCI gain (loss) after reclassifications	$43	$(23)	$39	$(114)

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

Foreign denominated debt
Chubb designated the following foreign denominated debt as non-derivative net investment hedges:
•Chinese yuan renminbi term loans, $586 million at June 30, 2026
•Chinese yuan renminbi bonds, $1.3 billion at June 30, 2026
•Swiss franc senior unsecured notes, issued in Q1 2026, $250 million at June 30, 2026
•Canadian dollar bonds, issued in Q2 2026, $574 million at June 30, 2026

These non-derivative net investment hedges mitigate the foreign currency exposure in the net investments of certain foreign subsidiaries. Changes in the carrying value of the debt attributable to foreign currency revaluation are recorded in CTA within

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

OCI. These adjustments will remain in CTA until the underlying hedged subsidiary is deconsolidated or hedge accounting is discontinued.

The following table presents the OCI impact of derivative and non-derivative net investment hedges:

	Three Months Ended		Six Months Ended
	June 30		June 30
(pre-tax, in millions of U.S. dollars)	2026	2025	2026	2025
Cross-currency swaps:
Gain (loss) recognized in OCI	$17	$(138)	$75	$(114)
Interest income reclassified from OCI	11	7	20	15
Total cross currency swaps	6	(145)	55	(129)
Foreign denominated debt:
Gain (loss) recognized in OCI	(14)	(6)	(47)	(6)
Total OCI gain (loss) after reclassifications	$(8)	$(151)	$8	$(135)

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

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2026	2025	2026	2025
Investment and embedded derivative instruments:
Foreign currency forward contracts	$(60)	$147	$(168)	$133
Options/Futures/Forward contracts on notes and bonds	5	7	(2)	(2)
Total investment and embedded derivative instruments	$(55)	$154	$(170)	$131
Other derivative instruments:
Futures contracts on equities (1)	$(110)	$(89)	$(65)	$(35)
Other	(8)	(2)	(17)	(5)
Total other derivative instruments	$(118)	$(91)	$(82)	$(40)
Total	$(173)	$63	$(252)	$91
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

The following table presents the carrying value of collateral held under securities lending agreements by investment category and remaining contractual maturity of the underlying agreements:

	Remaining contractual maturity
	June 30, 2026	December 31, 2025
(in millions of U.S. dollars)	Overnight and Continuous
Collateral held under securities lending agreements:
Cash	$533	$1,332
U.S. and local government securities	315	234
Non-U.S.	544	768
Corporate and asset-backed securities	96	62
Equity securities	382	104
Total	$1,870	$2,500
Gross amount of recognized liability for securities lending payable	$1,870	$2,500

At June 30, 2026, and December 31, 2025, our repurchase agreement obligations of $3,368 million and $3,324 million, respectively, were fully collateralized. In contrast to securities lending programs, the use of cash received is not restricted for the repurchase obligations. The fair value of the underlying securities sold remains in Fixed maturities available-for-sale or Other investments, and the repurchase agreement obligation is recorded in Repurchase agreements in the Consolidated balance sheets.

The following table presents the carrying value of collateral pledged under repurchase agreements by investment category and remaining contractual maturity of the underlying agreements:

	Remaining contractual maturity
	June 30, 2026			December 31, 2025
	Up to 30 Days	30-90 Days	Total	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
(in millions of U.S. dollars)
Collateral pledged under repurchase agreements:
Cash	$—	$4	$4	$—	$—	$—	$—
Non-U.S.	1,535	—	1,535	—	129	—	129
U.S. and local government securities	6	104	110	1,496	—	—	1,496
Mortgage-backed securities	990	907	1,897	980	904	9	1,893
Total	$2,531	$1,015	$3,546	$2,476	$1,033	$9	$3,518
Gross amount of recognized liabilities for repurchase agreements			3,368				3,324
Difference (1)			$178				$194
(1)Per the repurchase agreements, the amount of collateral posted is required to exceed the amount of gross liability.

Refer to Note 14 e) in our 2025 Form 10-K for further information on our secured borrowing transactions.

e) Private equities
Private equities in the Consolidated balance sheets are investments in limited partnerships and partially-owned investment companies. Refer to Note 2 d) for information on our future private equity funding commitments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

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

g) Lease commitments
At June 30, 2026, and December 31, 2025, the right-of-use asset was $1,002 million and $1,025 million, respectively, recorded within Other assets, and the lease liability was $1,234 million and $1,214 million, respectively, recorded within Accounts payable, accrued expenses, and other liabilities on the Consolidated balance sheets. These leases consist principally of real estate operating leases that are amortized on a straight-line basis over the term of the lease, which expire at various dates.

13. Shareholders’ equity

All of Chubb’s Common Shares are authorized under Swiss corporate law. Though the par value of Common Shares is stated in Swiss francs, Chubb continues to use U.S. dollars as its reporting currency for preparing the Consolidated Financial Statements. Under Swiss corporate law, dividends, including distributions from legal reserves or through a reduction in par value (par value reduction), must be stated in Swiss francs though dividend payments are made by Chubb in U.S. dollars. At June 30, 2026, our Common Shares had a par value of CHF 0.50 per share.

At our May 2026 annual general meeting, our shareholders approved an annual dividend for the following year of up to $4.08 per share, expected to be paid in four quarterly installments of $1.02 per share after the general meeting by way of distribution from capital contribution reserves, transferred to free reserves for payment. The Board of Directors (Board) will determine the record and payment dates at which the annual dividend may be paid until the date of 2027 annual general meeting, and is authorized to abstain from distributing a dividend at its discretion.
At our May 2025 and 2024 annual general meetings, our shareholders approved annual dividends for the following year of up to $3.88 per share and $3.64 per share, respectively, which were paid in four quarterly installments of $0.97 and $0.91 per share, respectively, at dates determined by the Board after the annual general meetings by way of a distribution from capital contribution reserves, transferred to free reserves for payment.

The following table presents dividend distributions per Common Share in Swiss francs (CHF) and U.S. dollars (USD):

	Three Months Ended				Six Months Ended
	June 30				June 30
	2026		2025		2026		2025
	CHF	USD	CHF	USD	CHF	USD	CHF	USD
Total dividend distributions per common share	0.80	$1.02	0.81	$0.97	1.55	$1.99	1.62	$1.88

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
During March 2026 and 2025, Chubb completed share capital reductions by means of cancellation of 11,986,574 and 7,518,565 Common Shares purchased under our share repurchase program during 2025 and 2024, respectively. The capital reductions were completed in accordance with the capital band provision for authorized share capital increases and reductions by the Board set forth in the Articles of Association. During the six months ended June 30, 2026, 6,507,381 shares were repurchased, 11,986,574 shares were canceled, and 1,040,203 net shares were issued under employee share-based compensation plans. At June 30, 2026, 14,486,798 Common Shares remain in treasury.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Chubb Limited securities repurchase authorizations
In June 2023, the Board authorized the repurchase of up to $5.0 billion of Chubb Common Shares, effective July 1, 2023, with no expiration date. In May 2025, the Board determined to terminate the June 2023 authorization as of June 30, 2025 and concurrently authorized a new repurchase amount of up to $5.0 billion of Chubb Common Shares, effective July 1, 2025, with no expiration date. In May 2026, the Board determined to terminate the June 2025 authorization as of June 30, 2026 and concurrently authorized a new repurchase amount of up to $7.5 billion of Chubb Common Shares, effective July 1, 2026, with no expiration date. The following table presents repurchases of Chubb's Common Shares conducted in a series of open market transactions under the Board authorizations:

	Three Months Ended		Six Months Ended		July 1, 2026 through July 27, 2026
	June 30		June 30
(in millions of U.S. dollars, except share data)	2026	2025	2026	2025
Number of shares repurchased	2,989,571	2,339,727	6,507,381	3,685,509	40,000
Cost of shares repurchased	$979	$676	$2,122	$1,061	$14
Repurchase authorization remaining at end of period (1)	$—	$—	$—	$—	$7,486
(1) As of June 30, 2026 and 2025, $547 million and $628 million expired under the share repurchase authorizations, respectively.

The following table presents changes in accumulated other comprehensive income (loss):

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2026	2025	2026	2025
Accumulated other comprehensive income (loss) (AOCI)
Net unrealized appreciation (depreciation) on investments
Balance – beginning of period, net of tax	$(3,611)	$(3,704)	$(1,997)	$(4,552)
Change in period, before reclassification from AOCI (before tax)	276	918	(1,663)	1,761
Amounts reclassified from AOCI (before tax)	81	68	194	126
Change in period, before tax	357	986	(1,469)	1,887
Income tax (expense) benefit	(21)	(50)	189	(111)
Total other comprehensive income (loss)	336	936	(1,280)	1,776
Noncontrolling interests, net of tax	7	4	5	(4)
Balance – end of period, net of tax	(3,282)	(2,772)	(3,282)	(2,772)
Current discount rate on liability for future policy benefits
Balance – beginning of period, net of tax	(27)	(645)	(344)	(539)
Change in period, before tax	(145)	(130)	241	(252)
Income tax (expense) benefit	(8)	9	(69)	21
Total other comprehensive income (loss)	(153)	(121)	172	(231)
Noncontrolling interests, net of tax	(16)	(20)	(8)	(24)
Balance – end of period, net of tax	(164)	(746)	(164)	(746)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2026	2025	2026	2025
Accumulated other comprehensive income (loss) (AOCI) - continued
Instrument-specific credit risk on market risk benefits
Balance – beginning of period, net of tax	(13)	(13)	(23)	(16)
Change in period, before tax	1	1	13	5
Income tax expense	—	—	(2)	(1)
Total other comprehensive income	1	1	11	4
Noncontrolling interests, net of tax	—	—	—	—
Balance – end of period, net of tax	(12)	(12)	(12)	(12)
Cumulative foreign currency translation adjustment
Balance – beginning of period, net of tax	(2,778)	(3,685)	(3,135)	(4,025)
Change in period, before reclassification from AOCI (before tax)	(147)	803	390	1,170
Amounts reclassified from AOCI (before tax)	(11)	(7)	(20)	(15)
Change in period, before tax	(158)	796	370	1,155
Income tax (expense) benefit	10	3	4	(9)
Total other comprehensive income (expense)	(148)	799	374	1,146
Noncontrolling interests, net of tax	89	33	254	40
Balance – end of period, net of tax	(3,015)	(2,919)	(3,015)	(2,919)
Fair value hedging instruments
Balance – beginning of period, net of tax	(61)	(22)	(58)	50
Change in period, before reclassification from AOCI (before tax)	16	141	(27)	115
Amounts reclassified from AOCI (before tax)	27	(164)	66	(229)
Change in period, before tax	43	(23)	39	(114)
Income tax (expense) benefit	(9)	5	(8)	24
Total other comprehensive income (loss)	34	(18)	31	(90)
Noncontrolling interests, net of tax	—	—	—	—
Balance – end of period, net of tax	(27)	(40)	(27)	(40)
Postretirement benefit liability adjustment
Balance – beginning of period, net of tax	579	434	582	438
Change in period, before tax	(4)	(3)	(6)	(7)
Income tax benefit	2	—	1	—
Total other comprehensive loss	(2)	(3)	(5)	(7)
Noncontrolling interests, net of tax	—	—	—	—
Balance – end of period, net of tax	577	431	577	431
Accumulated other comprehensive loss	$(5,923)	$(6,058)	$(5,923)	$(6,058)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents reclassifications from accumulated other comprehensive income (loss) to the Consolidated statements of operations:

	Three Months Ended		Six Months Ended		Consolidated Statement of Operations Location
	June 30		June 30
(in millions of U.S. dollars)	2026	2025	2026	2025
Fixed maturities available-for-sale	$(81)	$(68)	$(194)	$(126)	Net realized gains (losses)
Income tax benefit	5	3	23	28	Income tax expense
	$(76)	$(65)	$(171)	$(98)	Net income
Cumulative foreign currency translation adjustment
Cross-currency swaps	$11	$7	$20	$15	Interest expense
Income tax expense	(2)	(1)	(4)	(3)	Income tax expense
	$9	$6	$16	$12	Net income
Net gains (losses) of fair value hedging instruments
Cross-currency swaps	$(23)	$169	$(57)	$238	Net realized gains (losses)
Cross-currency swaps	(4)	(5)	(9)	(9)	Interest expense
Income tax (expense) benefit	6	(34)	14	(48)	Income tax expense
	$(21)	$130	$(52)	$181	Net income
Total amounts reclassified from AOCI	$(88)	$71	$(207)	$95

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

15. Postretirement benefits

The components of net pension and other postretirement benefit costs (benefits) reflected in Net income in the Consolidated statements of operations were as follows:

	Pension Benefit Plans				Other Postretirement Benefit Plans
	2026		2025		2026	2025
Three Months Ended June 30	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
(in millions of U.S. dollars)
Service cost	$—	$3	$—	$2	$—	$—
Non-service cost (benefit):
Interest cost	31	9	33	9	1	1
Expected return on plan assets	(67)	(16)	(62)	(14)	—	(1)
Amortization of net actuarial (gain) loss	(3)	(1)	(2)	—	—	(1)
Amortization of prior service cost	—	—	—	—	—	—
Settlements	—	—	—	—	—	—
Total non-service cost (benefit)	(39)	(8)	(31)	(5)	1	(1)
Net periodic benefit cost (benefit)	$(39)	$(5)	$(31)	$(3)	$1	$(1)

	Pension Benefit Plans				Other Postretirement Benefit Plans
	2026		2025		2026	2025
Six Months Ended June 30	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
(in millions of U.S. dollars)
Service cost	$—	$5	$—	$4	$—	$—
Non-service cost (benefit):
Interest cost	62	18	67	18	1	1
Expected return on plan assets	(135)	(32)	(125)	(27)	—	(1)
Amortization of net actuarial (gain) loss	(6)	(1)	(4)	—	—	(2)
Amortization of prior service cost	—	—	—	—	—	—
Settlements	—	—	—	—	—	—
Total non-service cost (benefit)	(79)	(15)	(62)	(9)	1	(2)
Net periodic benefit cost (benefit)	$(79)	$(10)	$(62)	$(5)	$1	$(2)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The line items in which the service cost and non-service cost (benefit) components of net periodic cost (benefit) are included in the Consolidated statements of operations were as follows:

	Pension Benefit Plans		Other Postretirement Benefit Plans
Three Months Ended June 30	2026	2025	2026	2025
(in millions of U.S. dollars)
Service cost:
Losses and loss expenses	$—	$—	$—	$—
Administrative expenses	3	2	—	—
Total service cost	3	2	—	—
Non-service cost (benefit):
Losses and loss expenses	(5)	(4)	—	—
Administrative expenses	(42)	(32)	1	(1)
Total non-service cost (benefit)	(47)	(36)	1	(1)
Net periodic benefit cost (benefit)	$(44)	$(34)	$1	$(1)

	Pension Benefit Plans		Other Postretirement Benefit Plans
Six Months Ended June 30	2026	2025	2026	2025
(in millions of U.S. dollars)
Service cost:
Losses and loss expenses	$—	$—	$—	$—
Administrative expenses	5	4	—	—
Total service cost	5	4	—	—
Non-service cost (benefit):
Losses and loss expenses	(9)	(7)	—	—
Administrative expenses	(85)	(64)	1	(2)
Total non-service cost (benefit)	(94)	(71)	1	(2)
Net periodic benefit cost (benefit)	$(89)	$(67)	$1	$(2)

16. Other income and expense

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2026	2025	2026	2025
Equity in net income (loss) of partially-owned entities	$124	$657	$281	$739
Gains (losses) from fair value changes in separate account assets	63	(12)	51	(22)
Asset management and performance fee revenue	80	57	150	113
Asset management and performance fee expense	(47)	(39)	(87)	(72)
Other, including federal excise and capital taxes	(24)	(8)	(38)	(20)
Total	$196	$655	$357	$738

Equity in net income of partially-owned entities includes our share of net income or loss, both underlying operating income and mark-to-market movement, related to partially-owned investment companies (private equity) where we own more than three

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

percent, and partially-owned insurance companies. This line item includes mark-to-market gains (losses) on private equities of $6 million and $33 million for the three and six months ended June 30, 2026 respectively, and $540 million and $513 million, respectively, for the prior year periods.
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

The following tables present the Statement of Operations by segment:

For the Three Months Ended June 30, 2026 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Total
Net premiums written	$5,594	$2,054	$776	$3,990	$354	$1,937	$14,705
Net premiums earned	5,214	1,817	641	3,984	299	1,934	13,889
Losses and loss expenses	3,372	791	526	1,709	121	22
Policy benefits	—	—	—	106	—	1,374
Policy acquisition costs	730	347	45	1,060	98	352
Administrative expenses	351	86	4	399	8	213
Underwriting income	761	593	66	710	72	NM
Net investment income	982	140	21	313	110	323
Other (income) expense	15	3	2	6	—	(45)
Amortization of purchased intangibles	1	2	6	22	—	9
Segment income	$1,727	$728	$79	$995	$182	$332	$4,043
Net realized gains (losses)							162
Market risk benefits gains (losses)							5
Interest expense							200
Integration expenses and severance							8
Corporate underwriting loss							(265)
Corporate net investment loss							(10)
Corporate other (income) expense							5
Corporate amortization of purchased intangibles							34
Other reclassification							(64)
Income before income tax							$3,624
NM – not meaningful. Underwriting income is not used as a basis for segment performance for the Life Insurance segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

For the Three Months Ended June 30, 2025 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Total
Net premiums written	$5,723	$1,938	$733	$3,620	$380	$1,802	$14,196
Net premiums earned	5,177	1,681	598	3,542	338	1,789	13,125
Losses and loss expenses	3,258	822	483	1,789	132	20
Policy benefits	—	—	—	129	—	1,249
Policy acquisition costs	705	332	48	913	98	319
Administrative expenses	357	82	2	369	10	199
Underwriting income	857	445	65	342	98	NM
Net investment income	938	118	19	278	85	274
Other (income) expense	8	—	—	5	—	(37)
Amortization of purchased intangibles	2	2	6	19	—	8
Segment income	$1,785	$561	$78	$596	$183	$305	$3,508
Net realized gains (losses)							160
Market risk benefits gains (losses)							(17)
Interest expense							181
Integration expenses and severance							2
Corporate underwriting loss							(176)
Corporate net investment loss							(29)
Corporate other (income) expense							(528)
Corporate amortization of purchased intangibles							37
Other reclassification							(38)
Income before income tax							$3,716
NM – not meaningful. Underwriting income is not used as a basis for segment performance for the Life Insurance segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

For the Six Months Ended June 30, 2026 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Total
Net premiums written	$10,489	$3,735	$1,087	$8,456	$717	$4,226	$28,710
Net premiums earned	10,362	3,563	830	7,764	625	4,202	27,346
Losses and loss expenses	6,592	1,825	579	3,361	258	50
Policy benefits	—	—	—	219	—	3,074
Policy acquisition costs	1,482	694	69	2,069	200	714
Administrative expenses	705	171	(2)	786	17	423
Underwriting income	1,583	873	184	1,329	150	NM
Net investment income	1,953	277	47	613	218	628
Other (income) expense	29	6	2	12	—	(96)
Amortization of purchased intangibles	2	4	12	44	—	17
Segment income	$3,505	$1,140	$217	$1,886	$368	$648	$7,764
Net realized gains (losses)							(245)
Market risk benefits gains (losses)							19
Interest expense							398
Integration expenses and severance							17
Corporate underwriting loss							(390)
Corporate net investment loss							(21)
Corporate other (income) expense							(13)
Corporate amortization of purchased intangibles							68
Other reclassification							(40)
Income before income tax							$6,617
NM – not meaningful. Underwriting income is not used as a basis for segment performance for the Life Insurance segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

For the Six Months Ended June 30, 2025 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Total
Net premiums written	$10,510	$3,490	$1,009	$7,523	$788	$3,522	$26,842
Net premiums earned	10,165	3,255	763	6,751	706	3,485	25,125
Losses and loss expenses	6,289	2,915	575	3,186	374	46
Policy benefits	—	—	—	242	—	2,412
Policy acquisition costs	1,424	662	65	1,750	198	629
Administrative expenses	701	169	4	699	20	401
Underwriting income (loss)	1,751	(491)	119	874	114	NM
Net investment income	1,867	238	43	559	155	545
Other (income) expense	16	1	1	11	—	(72)
Amortization of purchased intangibles	3	4	12	38	—	18
Segment income (loss)	$3,599	$(258)	$149	$1,384	$269	$596	$5,739
Net realized gains (losses)							44
Market risk benefits gains (losses)							(109)
Interest expense							362
Integration expenses and severance							2
Corporate underwriting loss							(295)
Corporate net investment loss							(56)
Corporate other (income) expense							(495)
Corporate amortization of purchased intangibles							74
Income before income tax							$5,380
NM – not meaningful. Underwriting income is not used as a basis for segment performance for the Life Insurance segment.

Underwriting assets are reviewed in total by management for purposes of decision-making. Other than certain insurance related balances, Goodwill and Other intangible assets, Chubb does not allocate assets to its segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

18. Earnings per share

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars, except share and per share data)	2026	2025	2026	2025
Numerator:
Net income	$2,882	$2,999	$5,229	$4,342
Net income (loss) attributable to noncontrolling interests	28	31	55	43
Net income attributable to Chubb	$2,854	$2,968	$5,174	$4,299
Denominator:
Denominator for basic earnings per share attributable to Chubb:
Weighted-average shares outstanding	387,413,573	399,886,323	388,941,257	400,281,946
Denominator for diluted earnings per share attributable to Chubb:
Share-based compensation plans	3,837,043	3,960,707	4,069,038	4,012,933
Weighted-average shares outstanding and assumed conversions	391,250,616	403,847,030	393,010,295	404,294,879
Basic earnings per share attributable to Chubb	$7.37	$7.42	$13.30	$10.74
Diluted earnings per share attributable to Chubb	$7.30	$7.35	$13.17	$10.63
Potential anti-dilutive share conversions	1,451,931	1,663,091	1,492,821	1,684,365

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of our results of operations, financial condition, and liquidity and capital resources as of and for the three and six months ended June 30, 2026.

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

Overview
Chubb Limited is the Swiss-incorporated holding company of the Chubb Group of Companies. Chubb Limited, which is headquartered in Zurich, Switzerland, and its direct and indirect subsidiaries (collectively, the Chubb Group of Companies, Chubb, we, us, or our) are a global insurance and reinsurance organization, serving the needs of a diverse group of clients worldwide. At June 30, 2026, we had total assets of $281 billion and total Chubb shareholders’ equity, which excludes noncontrolling interests, of $75 billion. Chubb was incorporated in 1985 at which time it opened its first business office in Bermuda and continues to maintain operations in Bermuda. We operate through six business segments: North America Commercial P&C Insurance, North America Personal P&C Insurance, North America Agricultural Insurance, Overseas General Insurance, Global Reinsurance, and Life Insurance. For more information on our segments refer to “Segment Information” under Item 1 in our 2025 Form 10-K.

Consolidated Operating Results – Three and Six Months Ended June 30, 2026 and 2025

	Three Months Ended			Six Months Ended
	June 30		% Change	June 30		% Change
(in millions of U.S. dollars, except for percentages)	2026	2025	Q-26 vs. Q-25	2026	2025	YTD-26 vs. YTD-25
Net premiums written	$14,705	$14,196	3.6%	$28,710	$26,842	7.0%
Net premiums written - constant dollars (1)			2.0%			4.7%
Net premiums earned	13,889	13,125	5.8%	27,346	25,125	8.8%
Net investment income	1,760	1,568	12.3%	3,469	3,129	10.9%
Net realized gains (losses)	162	160	1.5%	(245)	44	NM
Market risk benefits gains (losses)	5	(17)	NM	19	(109)	NM
Total revenues	15,816	14,836	6.6%	30,589	28,189	8.5%
Losses and loss expenses	6,691	6,572	1.8%	12,822	13,468	(4.8)%
Policy benefits	1,615	1,406	14.8%	3,400	2,633	29.1%
Policy acquisition costs	2,632	2,415	9.0%	5,228	4,728	10.6%
Administrative expenses	1,168	1,125	3.9%	2,317	2,205	5.1%
Interest expense	200	181	11.0%	398	362	10.0%
Other (income) expense	(196)	(655)	(70.1)%	(357)	(738)	(51.7)%
Amortization of purchased intangibles	74	74	—	147	149	(1.7)%
Integration expenses and severance	8	2	NM	17	2	NM
Total expenses	12,192	11,120	9.7%	23,972	22,809	5.1%
Income before income tax	3,624	3,716	(2.5)%	6,617	5,380	23.0%
Income tax expense	742	717	3.5%	1,388	1,038	33.7%
Net income	$2,882	$2,999	(3.9)%	$5,229	$4,342	20.4%
Net income attributable to noncontrolling interests	28	31	(12.3)%	55	43	26.8%
Net income attributable to Chubb	$2,854	$2,968	(3.8)%	$5,174	$4,299	20.4%
(1)     On a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency exchange rates as the comparable current period.
NM - Not meaningful

Financial Highlights for the Three Months Ended June 30, 2026

•Net income attributable to Chubb was $2.9 billion compared with $3.0 billion in the prior year period, reflecting growth in both P&C underwriting income and Life segment income, and higher net investment income, offset by lower mark-to-market gains on private equity investments.

•Total pre-tax catastrophe losses were $475 million, compared with $630 million in the prior year.

•Consolidated net premiums written were $14.71 billion, up 3.6 percent.

•P&C net premiums written increased 3.0 percent, with consumer insurance up 8.7 percent and commercial insurance up 0.8 percent. Consumer insurance growth reflects strong new business and retention, including positive rate and exposure increases. Commercial lines growth was unfavorably impacted by underwriting actions in large account and E&S property, which reduced growth by 4.5 percentage points.

•Life Insurance segment net premiums written increased 7.5 percent, due to growth in international life of 6.2 percent reflecting growth in traditional regular premium products of 12.4 percent, offset by lower savings-oriented single premium business. International life insurance deposits collected increased $197 million, up 38.3 percent.

Additionally, our Chubb Benefits business grew 14.0 percent, primarily driven by worksite business.

•Pre-tax net investment income was $1.76 billion, compared with $1.6 billion in the prior year period, primarily due to higher average invested assets.

•Operating cash flow was $3.7 billion.

Net Premiums Written	Three Months Ended June 30			% Change	Six Months Ended June 30			% Change
(in millions of U.S. dollars, except for percentages)	2026	2025	Q-26 vs. Q-25	C$ Q-26 vs. Q-25	2026	2025	YTD-26 vs. YTD-25	C$ YTD-26 vs. YTD-25
Property and other short-tail lines	$2,486	$2,766	(10.1)%	(11.7)%	$4,953	$5,255	(5.8)%	(8.3)%
Commercial casualty	2,543	2,389	6.4%	5.2%	5,114	4,641	10.2%	8.3%
Financial lines	1,331	1,278	4.2%	2.6%	2,424	2,357	2.9%	0.6%
Workers' compensation	581	547	6.2%	6.2%	1,207	1,185	1.9%	1.9%
Commercial multiple peril (1)	537	481	11.6%	11.4%	991	897	10.5%	10.3%
Surety	247	225	10.0%	6.9%	467	425	9.9%	6.4%
Total Commercial P&C lines	7,725	7,686	0.5%	(0.9)%	15,156	14,760	2.7%	0.6%
Agriculture	776	733	6.0%	6.0%	1,087	1,009	7.8%	7.8%
Personal homeowners	1,640	1,535	6.8%	6.0%	2,913	2,678	8.8%	7.7%
Personal automobile	861	779	10.5%	4.3%	1,716	1,470	16.8%	9.7%
Personal other	530	475	11.4%	9.0%	1,090	986	10.5%	7.2%
Total Personal lines (2)	3,031	2,789	8.6%	6.0%	5,719	5,134	11.4%	8.2%
Global A&H - P&C	882	806	9.3%	6.0%	1,805	1,629	10.8%	6.1%
Reinsurance lines	354	380	(6.7)%	(6.7)%	717	788	(9.0)%	(9.3)%
Total Property and Casualty lines	12,768	12,394	3.0%	1.4%	24,484	23,320	5.0%	2.7%
Life Insurance	1,937	1,802	7.5%	6.3%	4,226	3,522	20.0%	18.3%
Total consolidated	$14,705	$14,196	3.6%	2.0%	$28,710	$26,842	7.0%	4.7%
(1)Commercial multiple peril represents retail package business (property and general liability).
(2)For purposes of this schedule only, certain 2025 Personal lines results have been reclassified among Personal lines categories to align with current-year reporting. This reclassification did not impact total Personal lines results.

For additional information on net premiums written, refer to the segment operating results discussions.

Catastrophe Losses and Prior Period Development

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2026	2025	2026	2025
Net catastrophe losses	$475	$630	$975	$2,271
Favorable prior period development	$283	$249	$569	$504

Catastrophe losses through June 30, 2026 and 2025, were primarily from the following events:
•2026: Flooding, hail, tornadoes, wind events, and winter-related storms in the U.S., and other international weather-related events.
◦Total North America P&C Insurance catastrophe losses were $442 million and $870 million for the three and six months ended June 30, 2026, respectively.
◦Total Overseas General catastrophe losses were $25 million and $89 million for the three and six months ended June 30, 2026, respectively.
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

Pre-tax net favorable PPD for the three months ended June 30, 2026, was $441 million in our active companies, including net favorable development of $393 million in short-tail lines and net favorable development of $48 million in long-tail lines. Net favorable development for short-tail lines is driven by auto physical damage and property lines. Net favorable development for long-tail lines primarily relates to workers' compensation, partially offset by adverse development in commercial general liability. Our corporate run-off portfolio had adverse development of $158 million, primarily driven by adverse development for molestation-related claims.

Pre-tax net favorable PPD for the six months ended June 30, 2026 was $742 million in our active companies, including net favorable development of $715 million in short-tail lines and net favorable development of $27 million in long-tail lines. Net favorable development for short-tail lines primarily includes property, auto physical damage and surety lines. Net favorable development for long-tail lines is driven by workers' compensation, partially offset by adverse development in general casualty lines. Our corporate run-off portfolio had adverse development of $173 million, primarily driven by adverse development for molestation-related claims.

Pre-tax net favorable PPD for the three months ended June 30, 2025 was $319 million in our active companies, including net favorable development of $279 million and $40 million in short-tail lines and long-tail lines, respectively. Net favorable development for short-tail lines primarily includes property, auto physical damage, and marine lines. Net favorable development for long-tail lines primarily relates to the Risk Management business with favorable development primarily in workers' compensation, partially offset by adverse development in general liability in the Risk Management business and adverse development from other commercial auto liability portfolios. Our corporate run-off portfolio had adverse development of $70 million, primarily driven by adverse development for molestation-related claims.

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

Refer to the catastrophe losses and prior period development discussion in Item 7 in our 2025 Form 10-K and the prior period development discussion in Note 7 to the Consolidated Financial Statements for additional information.

P&C Combined Ratio

	Three Months Ended		Six Months Ended
	June 30		June 30
	2026	2025	2026	2025
Combined ratio:
Loss and loss expense ratio	56.7%	59.0%	56.2%	63.1%
Policy acquisition cost ratio	19.1%	18.5%	19.5%	18.9%
Administrative expense ratio	8.0%	8.1%	8.2%	8.4%
P&C Combined ratio	83.8%	85.6%	83.9%	90.4%
Catastrophe losses	(4.0)%	(5.5)%	(4.2)%	(10.5)%
Prior period development	2.4%	2.2%	2.5%	2.4%
P&C CAY combined ratio excluding catastrophe losses	82.2%	82.3%	82.2%	82.3%

The P&C combined ratio decreased for the three and six months ended June 30, 2026, reflecting lower catastrophe losses. The P&C CAY combined ratio excluding catastrophe losses was relatively flat for the three and six months ended June 30, 2026.

Segment Operating Results – Three and Six Months Ended June 30, 2026 and 2025

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

	Three Months Ended				Six Months Ended
	June 30		% Change		June 30		% Change
(in millions of U.S. dollars, except for percentages)	2026	2025	Q-26 vs. Q-25		2026	2025	YTD-26 vs. YTD-25
Net premiums written	$5,594	$5,723	(2.3)%		$10,489	$10,510	(0.2)%
Net premiums earned	5,214	5,177	0.7%		10,362	10,165	1.9%
Losses and loss expenses	3,372	3,258	3.5%		6,592	6,289	4.8%
Policy acquisition costs	730	705	3.5%		1,482	1,424	4.0%
Administrative expenses	351	357	(1.7)%		705	701	0.7%
Underwriting income	761	857	(11.2)%		1,583	1,751	(9.6)%
Net investment income	982	938	4.8%		1,953	1,867	4.6%
Other (income) expense	15	8	87.6%		29	16	81.7%
Amortization of purchased intangibles	1	2	NM		2	3	NM
Segment income	$1,727	$1,785	(3.2)%		$3,505	$3,599	(2.6)%
Combined ratio:
Loss and loss expense ratio	64.7%	62.9%	1.8	pts	63.6%	61.9%	1.7	pts
Policy acquisition cost ratio	14.0%	13.7%	0.3	pts	14.3%	14.0%	0.3	pts
Administrative expense ratio	6.7%	6.9%	(0.2)	pts	6.8%	6.9%	(0.1)	pts
Combined ratio	85.4%	83.5%	1.9	pts	84.7%	82.8%	1.9	pts
Catastrophe losses	(5.8)%	(4.5)%	(1.3)	pts	(4.9)%	(3.8)%	(1.1)	pts
Prior period development	2.2%	2.1%	0.1	pts	2.0%	2.2%	(0.2)	pts
CAY combined ratio excluding catastrophe losses	81.8%	81.1%	0.7	pts	81.8%	81.2%	0.6	pts
NM - Not meaningful

Production by Size - Net premiums written	Three Months Ended			Six Months Ended
	June 30		% Change	June 30		% Change
(in millions of U.S. dollars, except for percentages)	2026	2025	Q-26 vs. Q-25	2026	2025	YTD-26 vs. YTD-25
Major Accounts & Specialty (large corporate accounts and wholesale business)	$3,257	$3,578	(9.0)%	$6,029	$6,309	(4.4)%
Commercial (middle market and small commercial accounts)	2,337	2,145	8.9%	4,460	4,201	6.2%
Total	$5,594	$5,723	(2.3)%	$10,489	$10,510	(0.2)%

Net Catastrophe Losses and Prior Period Development	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2026	2025	2026	2025
Net catastrophe losses	$302	$229	$504	$383
Favorable prior period development	$111	$106	$200	$220
Refer to Note 7 to the Consolidated Financial Statements for detail on prior period development.

Premiums
Net premiums written decreased $129 million, or 2.3 percent, for the three months ended June 30, 2026, which includes a decline in P&C lines of 3.1 percent, and growth in financial lines of 2.1 percent. Middle market and small commercial grew 8.9 percent, with P&C lines up 12.0 percent and financial lines down 2.8 percent. Major accounts retail and specialty declined 9.0 percent, with property and other short-tail lines down 30.1 percent, casualty up 1.1 percent, and financial lines up 6.8 percent.

Net premiums written decreased $21 million, or 0.2 percent, for the six months ended June 30, 2026, which includes declines in P&C lines of 0.2 percent and in financial lines of 0.3 percent. Middle market and small commercial grew 6.2 percent, with P&C lines up 8.7 percent and financial lines down 4.2 percent. Major accounts retail and specialty declined 4.4 percent, with property and other short-tail lines down 26.9 percent, casualty up 9.7 percent, and financial lines up 4.0 percent.

The decrease in premiums is primarily due to a decline in our large account and E&S property, which reduced overall growth by approximately 6.4 and 5.8 percentage points, for the three and six months ended June 30, 2026, respectively, primarily due to underwriting actions.

Net premiums earned increased $37 million, or 0.7 percent, and $197 million, or 1.9 percent, for the three and six months ended June 30, 2026, respectively, reflecting the earning of premiums written in prior periods, which partially offset the decline in current quarter premiums written as described above.

Combined Ratio
The combined ratio increased for the three and six months ended June 30, 2026, reflecting higher catastrophe losses.

The CAY combined ratio excluding catastrophe losses increased for the three and six months ended June 30, 2026, primarily reflecting a change in the mix of business given the reduced property exposure.

North America Personal P&C Insurance

The North America Personal P&C Insurance segment comprises operations that provide high net worth personal lines products, including homeowners and complementary products such as valuable articles, excess liability, automobile, and recreational marine insurance and services in the U.S. and Canada.

	Three Months Ended				Six Months Ended
	June 30		% Change		June 30		% Change
(in millions of U.S. dollars, except for percentages)	2026	2025	Q-26 vs. Q-25		2026	2025	YTD-26 vs. YTD-25
Net premiums written	$2,054	$1,938	6.0%		$3,735	$3,490	7.0%
Net premiums earned	1,817	1,681	8.1%		3,563	3,255	9.5%
Losses and loss expenses	791	822	(3.8)%		1,825	2,915	(37.4)%
Policy acquisition costs	347	332	4.7%		694	662	4.9%
Administrative expenses	86	82	4.6%		171	169	0.9%
Underwriting income (loss)	593	445	33.4%		873	(491)	NM
Net investment income	140	118	19.1%		277	238	16.6%
Other (income) expense	3	—	NM		6	1	NM
Amortization of purchased intangibles	2	2	—		4	4	—
Segment income (loss)	$728	$561	29.9%		$1,140	$(258)	NM
Combined ratio:
Loss and loss expense ratio	43.5%	48.9%	(5.4)	pts	51.2%	89.5%	(38.3)	pts
Policy acquisition cost ratio	19.1%	19.7%	(0.6)	pts	19.5%	20.4%	(0.9)	pts
Administrative expense ratio	4.7%	4.9%	(0.2)	pts	4.8%	5.2%	(0.4)	pts
Combined ratio	67.3%	73.5%	(6.2)	pts	75.5%	115.1%	(39.6)	pts
Catastrophe losses	(7.0)%	(8.5)%	1.5	pts	(9.8)%	(45.2)%	35.4	pts
Prior period development	9.6%	7.2%	2.4	pts	4.9%	3.7%	1.2	pts
CAY combined ratio excluding catastrophe losses	69.9%	72.2%	(2.3)	pts	70.6%	73.6%	(3.0)	pts
NM - Not meaningful

Net Catastrophe Losses and Prior Period Development	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2026	2025	2026	2025
Net catastrophe losses	$126	$142	$348	$1,484
Favorable prior period development	$173	$121	$174	$121

Refer to Note 7 to the Consolidated Financial Statements for detail on prior period development.

Premiums
Net premiums written increased $116 million, or 6.0 percent, and $245 million, or 7.0 percent, for the three and six months ended June 30, 2026, driven by strong new business and retention, including positive rate and broad exposure in most lines, primarily homeowners.

Net premiums earned increased $136 million, or 8.1 percent, and $308 million, or 9.5 percent, for the three and six months ended June 30, 2026, reflecting the growth in net premiums written described above.

Combined Ratio
The combined ratio decreased for the three and six months ended June 30, 2026, reflecting lower catastrophe losses and higher favorable prior period development. The decrease in the combined ratio for the six months ended June 30, 2026, reflects the impact of the California wildfire catastrophe losses in the prior year, including the unfavorable impact of the ceded reinstatement premiums on the expense ratio, which are fully earned and carry no expenses.

The CAY combined ratio excluding catastrophe losses decreased for the three and six months ended June 30, 2026, due to improvement in homeowners and personal excess from lower underlying losses, a lower acquisition ratio resulting from a change in business mix, and a lower administrative ratio due to the impact of higher net premiums earned and expense management.

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

	Three Months Ended				Six Months Ended
	June 30		% Change		June 30		% Change
(in millions of U.S. dollars, except for percentages)	2026	2025	Q-26 vs. Q-25		2026	2025	YTD-26 vs. YTD-25
Net premiums written	$776	$733	6.0%		$1,087	$1,009	7.8%
Net premiums earned	641	598	7.2%		830	763	8.8%
Losses and loss expenses	526	483	8.9%		579	575	0.7%
Policy acquisition costs	45	48	(3.6)%		69	65	7.7%
Administrative expenses	4	2	39.8%		(2)	4	NM
Underwriting income	66	65	1.2%		184	119	54.7%
Net investment income	21	19	10.7%		47	43	9.1%
Other (income) expense	2	—	NM		2	1	155.1%
Amortization of purchased intangibles	6	6	—		12	12	—
Segment income	$79	$78	1.9%		$217	$149	45.4%
Combined ratio:
Loss and loss expense ratio	82.0%	80.8%	1.2	pts	69.7%	75.4%	(5.7)	pts
Policy acquisition cost ratio	7.2%	7.9%	(0.7)	pts	8.4%	8.5%	(0.1)	pts
Administrative expense ratio	0.5%	0.4%	0.1	pts	(0.3)%	0.5%	(0.8)	pts
Combined ratio	89.7%	89.1%	0.6	pts	77.8%	84.4%	(6.6)	pts
Catastrophe losses	(2.1)%	(0.3)%	(1.8)	pts	(2.1)%	(2.1)%	—	pts
Prior period development	—	—	—	pts	9.7%	4.4%	5.3	pts
CAY combined ratio excluding catastrophe losses	87.6%	88.8%	(1.2)	pts	85.4%	86.7%	(1.3)	pts
NM - Not meaningful

Net Catastrophe Losses and Prior Period Development	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2026	2025	2026	2025
Net catastrophe losses	$14	$1	$18	$16
Favorable prior period development	$—	$—	$80	$33

Refer to Note 7 to the Consolidated Financial Statements for detail on prior period development.

Premiums
Net premiums written increased $43 million, or 6.0 percent, and $78 million, or 7.8 percent, for the three and six months ended June 30, 2026, primarily driven by growth in MPCI and crop-hail. The six months ended June 30, 2026, also includes growth in Livestock driven by lower reinsurance cessions.

Net premiums earned increased $43 million, or 7.2 percent, and $67 million, or 8.8 percent, for the three and six months ended June 30, 2026, reflecting the growth in net premiums written described above.

Combined Ratio
The combined ratio increased for the three months ended June 30, 2026, reflecting higher catastrophe losses. The combined ratio decreased for the six months ended June 30, 2026, reflecting higher favorable prior period development.

The CAY combined ratio excluding catastrophe losses decreased for the three and six months ended June 30, 2026, reflecting lower underlying losses in the agriculture P&C business and a lower acquisition cost ratio. The CAY combined ratio excluding catastrophe losses for the six months ended June 30, 2026, also benefited from a lower administrative expense ratio resulting from higher Administrative and Operating (A&O) reimbursements on the MPCI business.

Overseas General Insurance

Overseas General Insurance segment comprises Chubb International and Chubb Global Markets (CGM). Chubb International comprises our international commercial P&C traditional and specialty lines serving large corporations, middle market and small customers; A&H and traditional and specialty personal lines business serving local territories outside the U.S., Bermuda, and Canada. CGM, our London-based international commercial P&C excess and surplus lines business, includes Lloyd's of London (Lloyd's) Syndicate 2488. Chubb provides funds at Lloyd's to support underwriting by Syndicate 2488, which is managed by Chubb Underwriting Agencies Limited. Effective April 1, 2025, the Overseas General Insurance segment includes the results of Liberty Mutual's P&C insurance business in Thailand.

	Three Months Ended				Six Months Ended
	June 30		% Change		June 30		% Change
(in millions of U.S. dollars, except for percentages)	2026	2025	Q-26 vs. Q-25		2026	2025	YTD-26 vs. YTD-25
Net premiums written	$3,990	$3,620	10.2%		$8,456	$7,523	12.4%
Net premiums written - constant dollars			4.8%				5.5%
Net premiums earned	3,984	3,542	12.5%		7,764	6,751	15.0%
Losses and loss expenses	1,709	1,789	(4.4)%		3,361	3,186	5.5%
Policy benefits	106	129	(18.7)%		219	242	(9.8)%
Policy acquisition costs	1,060	913	16.1%		2,069	1,750	18.2%
Administrative expenses	399	369	8.3%		786	699	12.5%
Underwriting income	710	342	107.6%		1,329	874	52.1%
Net investment income	313	278	12.6%		613	559	9.7%
Other (income) expense	6	5	0.8%		12	11	5.8%
Amortization of purchased intangibles	22	19	17.5%		44	38	15.8%
Segment income	$995	$596	67.2%		$1,886	$1,384	36.3%
Segment income - constant dollars			55.9%				27.9%
Combined ratio:
Loss and loss expense ratio	45.6%	54.2%	(8.6)	pts	46.1%	50.8%	(4.7)	pts
Policy acquisition cost ratio	26.6%	25.7%	0.9	pts	26.7%	25.9%	0.8	pts
Administrative expense ratio	10.0%	10.4%	(0.4)	pts	10.1%	10.3%	(0.2)	pts
Combined ratio	82.2%	90.3%	(8.1)	pts	82.9%	87.0%	(4.1)	pts
Catastrophe losses	(0.6)%	(7.1)%	6.5	pts	(1.1)%	(4.5)%	3.4	pts
Prior period development	3.6%	2.2%	1.4	pts	3.5%	3.0%	0.5	pts
CAY combined ratio excluding catastrophe losses	85.2%	85.4%	(0.2)	pts	85.3%	85.5%	(0.2)	pts

Net Catastrophe Losses and Prior Period Development	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2026	2025	2026	2025
Net catastrophe losses	$25	$252	$89	$307
Favorable prior period development	$146	$77	$277	$198

Refer to Note 7 to the Consolidated Financial Statements for detail on prior period development.

Net Premiums Written by Region	Three Months Ended June 30
(in millions of U.S. dollars, except for percentages)	2026	2026 % of Total	2025	2025 % of Total	C$ 2025	Q-26 vs. Q-25	C$ Q-26 vs. Q-25
Region
Europe, Middle East, and Africa	$1,628	41%	$1,548	43%	$1,610	5.1%	1.1%
Asia	1,473	37%	1,316	36%	1,373	12.0%	7.2%
Latin America	859	21%	743	21%	812	15.6%	5.7%
Other (1)	30	1%	13	—%	14	142.4%	125.0%
Net premiums written	$3,990	100%	$3,620	100%	$3,809	10.2%	4.8%

	Six Months Ended June 30
(in millions of U.S. dollars, except for percentages)	2026	2026 % of Total	2025	2025 % of Total	C$ 2025	YTD-26 vs. YTD-25	C$ YTD-26 vs. YTD-25
Region
Europe, Middle East, and Africa	$3,845	45%	$3,463	46%	$3,705	11.0%	3.8%
Asia	2,817	33%	2,514	33%	2,624	12.0%	7.3%
Latin America	1,726	21%	1,479	20%	1,620	16.7%	6.5%
Other (1)	68	1%	67	1%	69	2.8%	(0.6)%
Net premiums written	$8,456	100%	$7,523	100%	$8,018	12.4%	5.5%
(1)    Includes the international supplemental A&H business of Combined Insurance and other international operations.

Premiums
Overall, net premiums written increased $370 million and $933 million, or $181 million and $438 million on a constant-dollar basis, for the three and six months ended June 30, 2026, respectively, reflecting growth in commercial lines of 8.8 percent and 9.9 percent, or 3.9 percent and 3.5 percent on a constant-dollar basis, respectively, and growth in consumer lines of 12.1 percent and 16.2 percent, or 5.8 percent and 8.4 percent on a constant-dollar basis, respectively.

Our European division increased for the three and six months ended June 30, 2026, supported primarily from growth in our retail business in commercial property, casualty, and cyber lines due to higher new business.

Asia increased for the three and six months ended June 30, 2026, reflecting growth in commercial lines, including property and casualty lines, and in consumer lines, including personal lines and A&H. Growth in Asia is also attributable to the acquisition of Liberty Mutual's P&C insurance business in Thailand.

Latin America increased for the three and six months ended June 30, 2026, primarily reflecting growth in personal lines business, including automobile in Mexico.

Net premiums earned increased $442 million and $1,013 million, or $250 million and $581 million on a constant-dollar basis, for the three and six months ended June 30, 2026, respectively, reflecting the increase in net premiums written described above.

Combined Ratio
The combined ratio decreased for the three and six months ended June 30, 2026, primarily due to lower catastrophe losses and higher favorable prior period development. The CAY combined ratio excluding catastrophe losses decreased for the three and six months ended June 30, 2026, reflecting mix shift and continued expense management.

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

	Three Months Ended				Six Months Ended
	June 30		% Change		June 30		% Change
(in millions of U.S. dollars, except for percentages)	2026	2025	Q-26 vs. Q-25		2026	2025	YTD-26 vs. YTD-25
Net premiums written	$354	$380	(6.7)%		$717	$788	(9.0)%
Net premiums written - constant dollars			(6.7)%				(9.3)%
Net premiums earned	299	338	(11.5)%		625	706	(11.5)%
Losses and loss expenses	121	132	(7.8)%		258	374	(31.0)%
Policy acquisition costs	98	98	—		200	198	1.0%
Administrative expenses	8	10	(15.1)%		17	20	(11.6)%
Underwriting income	72	98	(27.2)%		150	114	31.0%
Net investment income	110	85	29.4%		218	155	40.7%
Segment income	$182	$183	(0.9)%		$368	$269	36.6%
Combined ratio:
Loss and loss expense ratio	40.6%	39.0%	1.6	pts	41.3%	53.0%	(11.7)	pts
Policy acquisition cost ratio	32.7%	29.1%	3.6	pts	32.0%	28.0%	4.0	pts
Administrative expense ratio	2.8%	2.9%	(0.1)	pts	2.8%	2.8%	—	pts
Combined ratio	76.1%	71.0%	5.1	pts	76.1%	83.8%	(7.7)	pts
Catastrophe losses	(2.8)%	(1.8)%	(1.0)	pts	(2.6)%	(12.0)%	9.4	pts
Prior period development	3.6%	4.3%	(0.7)	pts	1.7%	2.1%	(0.4)	pts
CAY combined ratio excluding catastrophe losses	76.9%	73.5%	3.4	pts	75.2%	73.9%	1.3	pts

Net Catastrophe Losses and Prior Period Development	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2026	2025	2026	2025
Net catastrophe losses	$8	$6	$16	$81
Favorable prior period development	$11	$15	$11	$15
Refer to Note 7 to the Consolidated Financial Statements for detail on prior period development.

Premiums
Net premiums written decreased $26 million and $71 million for the three and six months ended June 30, 2026, most notably in catastrophe exposed property and casualty lines from increased risk retention by clients, lower underlying rates, and less favorable reinsurance terms. The six months ended June 30, 2026, also included the impact of higher catastrophe reinstatement premiums in the prior year.

Net premiums earned decreased $39 million and $81 million for the three and six months ended June 30, 2026, reflecting the changes in net premiums written described above. The six months ended June 30, 2026, also included catastrophe reinstatement premiums in the prior year which were fully earned when written.

Combined Ratio
The combined ratio increased for the three months ended June 30, 2026, primarily due to higher catastrophe losses and lower favorable prior period development. The combined ratio decreased for the six months ended June 30, 2026, primarily due to lower catastrophe losses, partially offset by lower favorable prior period development.

The CAY combined ratio excluding catastrophe losses increased for the three and six months ended June 30, 2026, primarily due to less premium from catastrophe exposed property lines. Additionally, the three months ended June 30, 2026, was negatively impacted by higher underlying loss expectations on property lines than in the prior year.
Life Insurance

The Life Insurance segment comprises our international life operations including the life and asset management business of Huatai Group, Chubb Tempest Life Re (Chubb Life Re), and the supplemental accident, health, disability, and life business of Chubb Benefits.

	Three Months Ended			Six Months Ended
	June 30		% Change	June 30		% Change
(in millions of U.S. dollars, except for percentages)	2026	2025	Q-26 vs. Q-25	2026	2025	YTD-26 vs. YTD-25
Net premiums written	$1,937	$1,802	7.5%	$4,226	$3,522	20.0%
Net premiums written - constant dollars			6.3%			18.3%
Net premiums earned	1,934	1,789	8.1%	4,202	3,485	20.6%
Losses and loss expenses	22	20	7.1%	50	46	6.8%
Policy benefits	1,374	1,249	10.0%	3,074	2,412	27.5%
Policy acquisition costs	352	319	10.3%	714	629	13.5%
Administrative expenses	213	199	7.8%	423	401	5.7%
Net investment income	323	274	17.9%	628	545	15.3%
Other (income) expense	(45)	(37)	20.4%	(96)	(72)	33.6%
Amortization of purchased intangibles	9	8	NM	17	18	(8.6)%
Segment income	$332	$305	9.0%	$648	$596	8.8%
Segment income - constant dollars			9.1%			8.1%
NM - Not meaningful
Premiums
Net premiums written increased $135 million and $704 million, or $114 million and $653 million on a constant-dollar basis, for the three and six months ended June 30, 2026, respectively.

For our international life operations, net premiums written increased 6.2 percent and 21.1 percent, or 4.9 percent and 19.2 percent on a constant-dollar basis, for the three and six months ended June 30, 2026, respectively. The increase for the three months ended June 30, 2026, reflected growth in traditional regular premium products of 12.4 percent, primarily in Taiwan and Hong Kong, partially offset by lower savings-oriented single premium business, primarily from Huatai Life bancassurance channels. The increase for the six months ended June 30, 2026, reflected growth in traditional regular premium products of 14.1 percent, primarily in North Asia and agency production in Huatai Life, with the remaining growth from savings-oriented single premium business with premium financing in Hong Kong and Taiwan.

Net premiums written in our Chubb Benefits business increased 14.0 percent and 14.9 percent for the three and six months ended June 30, 2026, respectively, due to 23.4 percent and 28.8 percent growth in worksite business.

Deposits
The following table presents deposits collected on universal life and investment contracts:

	Three Months Ended					Six Months Ended
	June 30			% Change		June 30			% Change
(in millions of U.S. dollars, except for percentages)	2026	2025	C$ 2025	Q-26 vs. Q-25	C$ Q-26 vs. Q-25	2026	2025	C$ 2025	Y-26 vs. Y-25	C$ Y-26 vs. Y-25
Deposits collected on universal life and investment contracts	$715	$518	$527	38.3%	35.9%	$1,464	$1,273	$1,308	15.1%	12.0%

Deposits collected on universal life and investment contracts (life deposits) are not reflected as revenues in our Consolidated statements of operations in accordance with U.S. GAAP. However, new life deposits are an important component of production, as we earn income from both net investment spreads on account balances and fees for management and administrative services. Life deposits collected increased $197 million for the three months ended June 30, 2026, due to new higher single premium investment linked products in Taiwan and new participating product offerings in Hong Kong broker channels. Life deposits increased $191 million for the six months ended June 30, 2026, due to higher savings-oriented single premium sales in Hong Kong and Huatai Life, partially offset by lower single premium investment linked products in Taiwan.

Life Insurance segment income
Life Insurance segment income increased $27 million and $52 million, or 9.0 percent and 8.8 percent, for the three and six months ended June 30, 2026, respectively, reflecting underwriting profitability in our international life operations, which includes net investment income, and other income from asset management fees. The growth for the six months was driven by international life business growth mainly from Greater China, partially offset by non-recurring items that were favorable to the prior year within the North America Chubb Benefits and Life reinsurance businesses.

Corporate

Corporate results primarily include the results of our non-insurance companies, income and expenses not attributable to reportable segments, loss and loss expenses of asbestos and environmental (A&E) liabilities, certain other non-A&E run-off exposures including molestation, and Huatai Group's non-insurance operations results, comprising real estate and holding company activity.

	Three Months Ended			Six Months Ended
	June 30		% Change	June 30		% Change
(in millions of U.S. dollars, except for percentages)	2026	2025	Q-26 vs. Q-25	2026	2025	YTD-26 vs. YTD-25
Losses and loss expenses	$158	$70	125.5%	$173	$84	106.4%
Administrative expenses	107	106	0.8%	217	211	2.5%
Underwriting loss	(265)	(176)	50.1%	(390)	(295)	31.9%
Net investment income (loss)	(10)	(29)	(62.7)%	(21)	(56)	(60.8)%
Other income (expense)	(5)	528	NM	13	495	(97.5)%
Amortization of purchased intangibles	34	37	(8.8)%	68	74	(8.6)%
Net realized gains (losses)	98	122	(19.2)%	(285)	44	NM
Market risk benefits gains (losses)	5	(17)	NM	19	(109)	NM
Interest expense	200	181	11.0%	398	362	10.0%
Integration expenses and severance	8	2	NM	17	2	NM
Income tax expense	742	717	3.5%	1,388	1,038	33.7%
Net loss	$(1,161)	$(509)	128.8%	$(2,535)	$(1,397)	81.4%
Net income attributable to noncontrolling interests	28	31	(12.3)%	55	43	26.8%
Net loss attributable to Chubb	$(1,189)	$(540)	120.5%	$(2,590)	$(1,440)	79.8%
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

The effect of market movements on our fixed maturities available-for-sale portfolio impacts Net income (through Net realized gains (losses)) when securities are sold, when we write down an asset, or when we record a change to the valuation allowance for expected credit losses. For a further discussion related to how we assess the valuation allowance for expected credit losses and the related impact on Net income, refer to Note 1 f) to the Consolidated Financial Statements in our 2025 Form 10-K. For more information on the effect of market movements and their impact on Net income and Accumulated other comprehensive income, refer to Net Realized and Unrealized Gains (Losses) in Item 7 in our 2025 Form 10-K.

The following table presents our net realized and unrealized gains (losses):

	Three Months Ended June 30
			2026			2025
(in millions of U.S. dollars)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact
Fixed maturities	$18	$357	$375	$(7)	$986	$979
Investment and embedded derivative instruments	(55)	—	(55)	154	—	154
Public equity
Sales	46	—	46	32	—	32
Mark-to-market	80	—	80	105	—	105
Private equity (less than 3 percent ownership)
Mark-to-market	93	—	93	(28)	—	(28)
Total investment portfolio	182	357	539	256	986	1,242
Other derivative instruments	(8)	—	(8)	(2)	—	(2)
Foreign exchange	(17)	(158)	(175)	(89)	796	707
Current discount rate on future policy benefits	—	(145)	(145)	—	(130)	(130)
Instrument-specific credit risk on market risk benefits	—	1	1	—	1	1
Other	5	39	44	(5)	(26)	(31)
Net gains (losses), pre-tax	$162	$94	$256	$160	$1,627	$1,787

	Six Months Ended June 30
			2026			2025
(in millions of U.S. dollars)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact
Fixed maturities	$(103)	$(1,469)	$(1,572)	$(104)	$1,887	$1,783
Investment and embedded derivative instruments	(170)	—	(170)	131	—	131
Public equity
Sales	140	—	140	20	—	20
Mark-to-market	(163)	—	(163)	180	—	180
Private equity (less than 3 percent ownership)
Mark-to-market	109	—	109	(17)	—	(17)
Total investment portfolio	(187)	(1,469)	(1,656)	210	1,887	2,097
Other derivative instruments	(17)	—	(17)	(5)	—	(5)
Foreign exchange	(25)	370	345	(154)	1,155	1,001
Current discount rate on future policy benefits	—	241	241	—	(252)	(252)
Instrument-specific credit risk on market risk benefits	—	13	13	—	5	5
Other	(16)	33	17	(7)	(121)	(128)
Net gains (losses), pre-tax	$(245)	$(812)	$(1,057)	$44	$2,674	$2,718

Pre-tax net unrealized gains of $357 million and losses of $1,469 million in our investment portfolio for the three and six months ended June 30, 2026, respectively, were primarily driven by changes in interest rates.

Pre-tax net realized gains of $162 million for the three months ended June 30, 2026, were primarily driven by mark-to-market gains on equities and sales of equities, partially offset by losses on derivatives. Pre-tax net realized losses of $245 million for the six months ended June 30, 2026, were primarily driven by losses on derivatives, net realized losses on fixed maturities, and net mark-to-market losses on equities, partially offset by gains on sales of equity securities.

Effective Income Tax Rate
Our effective tax rate (ETR) reflects a mix of income or losses in jurisdictions with a wide range of tax rates, permanent differences between U.S. GAAP and local tax laws, and the impact of discrete items. A change in the geographic mix of earnings could impact our ETR.

For the three and six months ended June 30, 2026, our ETR was 20.5 percent and 21.0 percent, respectively, compared to an ETR of 19.3 percent in the prior year. The ETR for each period was impacted by our mix of earnings among various jurisdictions and by discrete tax items.

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
Three Months Ended
June 30, 2026
(in millions of U.S. dollars except for ratios)
Numerator
Losses and loss expenses/policy benefits	A	$3,372	$791	$526	$1,815	$121	$158	$6,783
Catastrophe losses and related adjustments
Catastrophe losses, net of related adjustments		(302)	(126)	(14)	(25)	(8)	—	(475)
Reinstatement premiums collected (expensed) on catastrophe losses		—	—	—	—	—	—	—
Catastrophe losses, gross of related adjustments		(302)	(126)	(14)	(25)	(8)	—	(475)
PPD and related adjustments
PPD, net of related adjustments - favorable (unfavorable)		111	173	—	146	11	(158)	283
Net premiums earned adjustments on PPD - unfavorable (favorable)		5	—	—	—	—	—	5
Expense adjustments - unfavorable (favorable)		2	—	—	—	2	—	4
PPD reinstatement premiums - unfavorable (favorable)		—	—	—	10	—	—	10
PPD, gross of related adjustments - favorable (unfavorable)		118	173	—	156	13	(158)	302
CAY loss and loss expense ex CATs	B	$3,188	$838	$512	$1,946	$126	$—	$6,610
Policy acquisition costs and administrative expenses
Policy acquisition costs and administrative expenses	C	$1,081	$433	$49	$1,459	$106	$107	$3,235
Expense adjustments - favorable (unfavorable)		(2)	—	—	—	(2)	—	(4)
Policy acquisition costs and administrative expenses, adjusted	D	$1,079	$433	$49	$1,459	$104	$107	$3,231
Denominator
Net premiums earned	E	$5,214	$1,817	$641	$3,984	$299		$11,955
Net premiums earned adjustments on PPD - unfavorable (favorable)		5	—	—	—	—		5
PPD reinstatement premiums - unfavorable (favorable)		—	—	—	10	—		10
Net premiums earned excluding adjustments	F	$5,219	$1,817	$641	$3,994	$299		$11,970
P&C Combined ratio
Loss and loss expense ratio	A/E	64.7%	43.5%	82.0%	45.6%	40.6%		56.7%
Policy acquisition cost and administrative expense ratio	C/E	20.7%	23.8%	7.7%	36.6%	35.5%		27.1%
P&C Combined ratio		85.4%	67.3%	89.7%	82.2%	76.1%		83.8%
CAY P&C Combined ratio ex CATs
Loss and loss expense ratio, adjusted	B/F	61.1%	46.1%	80.0%	48.7%	42.1%		55.2%
Policy acquisition cost and administrative expense ratio, adjusted	D/F	20.7%	23.8%	7.6%	36.5%	34.8%		27.0%
CAY P&C Combined ratio ex CATs		81.8%	69.9%	87.6%	85.2%	76.9%		82.2%
Combined ratio
Combined ratio								83.7%
Add: impact of gains and losses on crop derivatives								0.1%
P&C Combined ratio								83.8%
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
Six Months Ended
June 30, 2026
(in millions of U.S. dollars except for ratios)
Numerator
Losses and loss expenses/policy benefits	A	$6,592	$1,825	$579	$3,580	$258	$173	$13,007
Catastrophe losses and related adjustments
Catastrophe losses, net of related adjustments		(504)	(348)	(18)	(89)	(16)	—	(975)
Reinstatement premiums collected (expensed) on catastrophe losses		—	—	—	—	—	—	—
Catastrophe losses, gross of related adjustments		(504)	(348)	(18)	(89)	(16)	—	(975)
PPD and related adjustments
PPD, net of related adjustments - favorable (unfavorable)		200	174	80	277	11	(173)	569
Net premiums earned adjustments on PPD - unfavorable (favorable)		5	—	—	—	—	—	5
Expense adjustments - unfavorable (favorable)		4	—	—	—	4	—	8
PPD reinstatement premiums - unfavorable (favorable)		—	—	—	17	—	—	17
PPD, gross of related adjustments - favorable (unfavorable)		209	174	80	294	15	(173)	599
CAY loss and loss expense ex CATs	B	$6,297	$1,651	$641	$3,785	$257	$—	$12,631
Policy acquisition costs and administrative expenses
Policy acquisition costs and administrative expenses	C	$2,187	$865	$67	$2,855	$217	$217	$6,408
Expense adjustments - favorable (unfavorable)		(4)	—	—	—	(4)	—	(8)
Policy acquisition costs and administrative expenses, adjusted	D	$2,183	$865	$67	$2,855	$213	$217	$6,400
Denominator
Net premiums earned	E	$10,362	$3,563	$830	$7,764	$625		$23,144
Net premiums earned adjustments on PPD - unfavorable (favorable)		5	—	—	—	—		5
PPD reinstatement premiums - unfavorable (favorable)		—	—	—	17	—		17
Net premiums earned excluding adjustments	F	$10,367	$3,563	$830	$7,781	$625		$23,166
P&C Combined ratio
Loss and loss expense ratio	A/E	63.6%	51.2%	69.7%	46.1%	41.3%		56.2%
Policy acquisition cost and administrative expense ratio	C/E	21.1%	24.3%	8.1%	36.8%	34.8%		27.7%
P&C Combined ratio		84.7%	75.5%	77.8%	82.9%	76.1%		83.9%
CAY P&C Combined ratio ex CATs
Loss and loss expense ratio, adjusted	B/F	60.7%	46.3%	77.3%	48.6%	41.1%		54.5%
Policy acquisition cost and administrative expense ratio, adjusted	D/F	21.1%	24.3%	8.1%	36.7%	34.1%		27.7%
CAY P&C Combined ratio ex CATs		81.8%	70.6%	85.4%	85.3%	75.2%		82.2%
Combined ratio
Combined ratio								83.8%
Add: impact of gains and losses on crop derivatives								0.1%
P&C Combined ratio								83.9%
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
Six Months Ended
June 30, 2025
(in millions of U.S. dollars except for ratios)
Numerator
Losses and loss expenses/policy benefits	A	$6,289	$2,915	$575	$3,428	$374	$84	$13,665
Catastrophe losses and related adjustments
Catastrophe losses, net of related adjustments		(383)	(1,484)	(16)	(307)	(81)	—	(2,271)
Reinstatement premiums collected (expensed) on catastrophe losses		—	(50)	—	(5)	13	—	(42)
Catastrophe losses, gross of related adjustments		(383)	(1,434)	(16)	(302)	(94)	—	(2,229)
PPD and related adjustments
PPD, net of related adjustments - favorable (unfavorable)		220	121	33	198	15	(83)	504
Net premiums earned adjustments on PPD - unfavorable (favorable)		5	—	—	—	—	—	5
Expense adjustments - unfavorable (favorable)		—	—	(3)	—	—	—	(3)
PPD reinstatement premiums - unfavorable (favorable)		—	—	—	—	(2)	—	(2)
PPD, gross of related adjustments - favorable (unfavorable)		225	121	30	198	13	(83)	504
CAY loss and loss expense ex CATs	B	$6,131	$1,602	$589	$3,324	$293	$1	$11,940
Policy acquisition costs and administrative expenses
Policy acquisition costs and administrative expenses	C	$2,125	$831	$69	$2,449	$218	$211	$5,903
Expense adjustments - favorable (unfavorable)		—	—	3	—	—	—	3
Policy acquisition costs and administrative expenses, adjusted	D	$2,125	$831	$72	$2,449	$218	$211	$5,906
Denominator
Net premiums earned	E	$10,165	$3,255	$763	$6,751	$706		$21,640
Reinstatement premiums (collected) expensed on catastrophe losses		—	50	—	5	(13)		42
Net premiums earned adjustments on PPD - unfavorable (favorable)		5	—	—	—	—		5
PPD reinstatement premiums - unfavorable (favorable)		—	—	—	—	(2)		(2)
Net premiums earned excluding adjustments	F	$10,170	$3,305	$763	$6,756	$691		$21,685
P&C Combined ratio
Loss and loss expense ratio	A/E	61.9%	89.5%	75.4%	50.8%	53.0%		63.1%
Policy acquisition cost and administrative expense ratio	C/E	20.9%	25.6%	9.0%	36.2%	30.8%		27.3%
P&C Combined ratio		82.8%	115.1%	84.4%	87.0%	83.8%		90.4%
CAY P&C Combined ratio ex CATs
Loss and loss expense ratio, adjusted	B/F	60.3%	48.4%	77.3%	49.2%	42.4%		55.1%
Policy acquisition cost and administrative expense ratio, adjusted	D/F	20.9%	25.2%	9.4%	36.3%	31.5%		27.2%
CAY P&C Combined ratio ex CATs		81.2%	73.6%	86.7%	85.5%	73.9%		82.3%
Combined ratio
Combined ratio								90.4%
Add: impact of gains and losses on crop derivatives								—
P&C Combined ratio								90.4%
Note: The ratios above are calculated using whole U.S. dollars. Accordingly, calculations using rounded amounts may differ. Letters A, B, C, D, E, and F included in the table are references for calculating the ratios above.

Net Investment Income

	Three Months Ended June 30		Six Months Ended June 30
(in millions of U.S. dollars)	2026	2025	2026	2025
Fixed maturities (1)	$1,586	$1,424	$3,143	$2,825
Short-term investments	43	36	83	74
Other interest income	4	8	12	25
Equity securities	94	93	186	186
Private equities	52	35	91	70
Other investments	34	25	64	52
Gross investment income (1)	1,813	1,621	3,579	3,232
Investment expenses	(53)	(53)	(110)	(103)
Net investment income (1)	$1,760	$1,568	$3,469	$3,129
(1) Includes amortization expense related to fair value adjustment of acquired invested assets	$(1)	$(4)	$(3)	$(6)

Net investment income is influenced by a number of factors including the amounts and timing of inward and outward cash flows, the level of interest rates, and changes in overall asset allocation. Net investment income increased 12.3 percent and 10.9 percent for the three and six months ended June 30, 2026, respectively, primarily due to higher average invested assets.

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

	Three Months Ended June 30		Six Months Ended June 30
(in millions of U.S. dollars)	2026	2025	2026	2025
Total mark-to-market gain on private equity, pre-tax	$99	$512	$142	$496

Interest Expense
Interest expense for the six months ended June 30, 2026 was $398 million. Based on projected variable expenses and our existing debt obligations, including recent issuances, we expect pre-tax interest expense to be approximately $410 million for the remainder of 2026, or $808 million for the full year. For more information on our debt obligations, refer to Note 11 to the Consolidated Financial Statements herein, and Note 13 to the Consolidated Financial Statements, under Item 8 in our 2025 Form 10-K.

Investments
Our investment portfolio is invested primarily in publicly traded, investment grade, fixed income securities with an average credit quality of A/A as rated by the independent investment rating services Standard and Poor’s (S&P)/Moody’s Investors Service (Moody’s) at June 30, 2026. For further information on the management of our investment portfolio, please refer to Investments within Item 7 in our 2025 Form 10-K.

The following table shows the fair value and cost/amortized cost, net of valuation allowance, of our invested assets:

	June 30, 2026		December 31, 2025
(in millions of U.S. dollars)	Fair Value	Cost/ Amortized Cost, Net	Fair Value	Cost/ Amortized Cost, Net
Short-term investments	$5,458	$5,459	$4,840	$4,840
Other investments - Fixed maturities	7,763	7,763	8,091	8,091
Fixed maturities available-for-sale	125,518	128,980	122,680	124,674
Fixed income securities	138,739	142,202	135,611	137,605
Equity securities	11,014	11,014	10,801	10,801
Private debt held-for-investment	2,289	2,252	2,445	2,411
Private equities and other	20,644	20,644	19,897	19,897
Total investments	$172,686	$176,112	$168,754	$170,714

The fair value of our total investments increased $3.9 billion during the six months ended June 30, 2026, mainly due to the investing of operating cash flow, partially offset by unrealized losses on fixed maturities mainly due to interest rate increases. The valuation of our fixed income portfolio is impacted by changes in interest rates.

The following tables present the fair value of our fixed income securities at June 30, 2026, and December 31, 2025. The first table lists investments according to type and second according to S&P credit rating:

	June 30, 2026		December 31, 2025
(in millions of U.S. dollars, except for percentages)	Fair Value	% of Total	Fair Value	% of Total
U.S. and local government securities	$3,594	3%	$3,714	3%
Corporate and asset-backed securities	47,927	35%	47,886	35%
Mortgage-backed securities	32,625	23%	30,724	23%
Non-U.S.	49,135	35%	48,447	35%
Short-term investments	5,458	4%	4,840	4%
Total (1)	$138,739	100%	$135,611	100%
AAA	$13,542	10%	$13,313	10%
AA	42,512	31%	40,720	30%
A	36,488	26%	35,184	26%
BBB	25,882	19%	23,584	17%
BB	11,782	8%	12,948	10%
B	8,258	6%	9,469	7%
Other	275	—%	393	—%
Total (1)	$138,739	100%	$135,611	100%
(1) Includes fixed maturities recorded in Other investments in the Consolidated balance sheets of $7.8 billion and $8.1 billion at June 30, 2026, and December 31, 2025, respectively.

Corporate and asset-backed securities
The following table presents our 10 largest global exposures to corporate bonds by fair value at June 30, 2026:

(in millions of U.S. dollars)	Fair Value
Bank of America Corp	$829
Morgan Stanley	752
JPMorgan Chase & Co	689
Goldman Sachs Group Inc	571
Citigroup Inc	556
Wells Fargo & Co	541
Verizon Communications Inc	422
AT&T Inc	397
T-Moblie USA Inc	389
Comcast Corp	359

Mortgage-backed securities
The following table shows the fair value and amortized cost, net of valuation allowance, of our mortgage-backed securities:

	S&P Credit Rating					Fair Value	Amortized Cost, Net
June 30, 2026 (in millions of U.S. dollars)	AAA	AA	A	BBB	BB and below	Total	Total
Agency residential mortgage-backed securities (RMBS)	$55	$29,179	$—	$—	$—	$29,234	$30,288
Non-agency RMBS	2,092	211	192	45	2	2,542	2,581
Commercial mortgage-backed securities	673	109	60	5	2	849	879
Total mortgage-backed securities	$2,820	$29,499	$252	$50	$4	$32,625	$33,748

Non-U.S.
Chubb’s local currency investment portfolios have strict contractual investment guidelines requiring managers to maintain a high quality and diversified portfolio to both sector and individual issuers. Investment portfolios are monitored daily to ensure investment manager compliance with portfolio guidelines.

Our non-U.S. investment grade fixed income portfolios are currency-matched with the insurance liabilities of our non-U.S. operations. The average credit quality of our non-U.S. fixed income securities is A/A and 39 percent of our holdings are rated AAA or guaranteed by governments or quasi-government agencies. Within the context of these investment portfolios, our government and corporate bond holdings are highly diversified across industries and geographies. Issuer limits are based on credit rating (AA— two percent, A—one percent, BBB—0.5 percent of the total portfolio) and are monitored daily via an internal compliance system. We manage our indirect exposure using the same credit rating-based investment approach. Accordingly, we do not believe our indirect exposure is material.

The following table summarizes the fair value and amortized cost, net of valuation allowance, of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. government securities at June 30, 2026:

(in millions of U.S. dollars)	Fair Value	Amortized Cost, Net
People's Republic of China	$2,570	$2,591
Republic of Korea	1,515	1,741
Kingdom of Thailand	1,022	996
Canada	860	877
United Mexican States	803	808
Taiwan	737	745
Federative Republic of Brazil	643	655
Commonwealth of Australia	618	706
Province of Hunan China	569	557
Province of Ontario	529	531
Other Non-U.S. Government Securities	8,530	8,625
Total	$18,396	$18,832
The following table summarizes the fair value and amortized cost, net of valuation allowance, of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. corporate securities at June 30, 2026:

(in millions of U.S. dollars)	Fair Value	Amortized Cost, Net
China	$8,192	$8,167
United Kingdom	2,776	2,849
Canada	2,752	2,759
France	2,016	2,022
United States (1)	1,631	1,648
South Korea	1,318	1,350
Australia	1,307	1,334
Japan	1,278	1,293
Chile	722	740
Germany	692	708
Other Non-U.S. Corporate Securities	8,055	8,141
Total	$30,739	$31,011
(1)     The countries that are listed in the non-U.S. corporate fixed income portfolio above represent the ultimate parent company's country of risk. Non-U.S. corporate securities could be issued by foreign subsidiaries of U.S. corporations.

Below-investment grade corporate fixed income portfolio
Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss from default by the borrower is greater with below-investment grade securities. Below-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than investment grade issuers. At June 30, 2026, our corporate fixed income investment portfolio included below-investment grade and non-rated securities which, in total, comprised approximately 13 percent of our fixed income portfolio. Our below-investment grade and non-rated portfolio includes over 1,600 issuers, with the greatest single exposure being $194 million.

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

The following table presents a roll-forward of our unpaid losses and loss expenses:

(in millions of U.S. dollars)	Gross Losses	Reinsurance Recoverable (1)	Net Losses
Balance at December 31, 2025	$88,018	$18,346	$69,672
Losses and loss expenses incurred	15,595	2,773	12,822
Losses and loss expenses paid	(14,043)	(2,690)	(11,353)
Other (including foreign exchange translation)	99	24	75
Balance at June 30, 2026	$89,669	$18,453	$71,216
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

Catastrophe Management
We actively monitor and manage our catastrophe risk accumulation around the world from natural perils, which includes setting risk limits based on probable maximum loss (PML) and purchasing catastrophe reinsurance to ensure sufficient liquidity and capital to meet the expectations of regulators, rating agencies, and policyholders, and to provide shareholders with an appropriate risk-adjusted return. Chubb uses internal and external data together with sophisticated, analytical catastrophe loss and risk modeling techniques to ensure an appropriate understanding of risk, including diversification and correlation effects, across different product lines and territories. The table below presents our modeled pre-tax estimates of natural catastrophe PML, net of reinsurance, at June 30, 2026, and does not represent our expected catastrophe losses for any one year.

	Modeled Net Probable Maximum Loss (PML) Pre-tax
	Worldwide (1)		U.S. Hurricane (2)		California Earthquake (3)
	Annual Aggregate		Annual Aggregate		Single Occurrence
(in millions of U.S. dollars, except for percentages)	Chubb	% of Total Chubb Shareholders’ Equity	Chubb	% of Total Chubb Shareholders’ Equity	Chubb	% of Total Chubb Shareholders’ Equity
1-in-10	$2,922	3.9%	$1,599	2.1%	$156	0.2%
1-in-100	$5,650	7.5%	$3,766	5.0%	$1,835	2.4%
1-in-250	$9,052	12.0%	$6,375	8.5%	$2,082	2.8%
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

The PML for worldwide and key U.S. peril regions are based on our in-force portfolio at April 1, 2026, and reflect the April 1, 2026, reinsurance program, as well as inuring reinsurance protection coverage. Refer to the Global Property Catastrophe Reinsurance section for more information. These estimates assume that reinsurance recoverable is fully collectible.

According to the model, for the 1-in-100 return period scenario, there is a one percent chance that our pre-tax annual aggregate losses incurred in any year from U.S. hurricane events could be in excess of $3,766 million (or 5.0 percent of total Chubb shareholders’ equity at June 30, 2026).

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

Capital Resources
Capital resources consist of funds deployed or available to be deployed to support our business operations.

	June 30	December 31
(in millions of U.S. dollars, except for ratios)	2026	2025
Short-term debt	$663	$1,499
Long-term debt	17,452	15,728
Total financial debt	18,115	17,227
Trust preferred securities	309	309
Subordinated debt (1)	118	113
Total hybrid debt	427	422
Total Chubb shareholders' equity	75,372	73,757
Total capitalization	93,914	91,406
Less: Chubb unrealized gains (losses) on investments, net of deferred tax	(3,282)	(1,997)
Total adjusted capitalization	$97,196	$93,403
Ratio of financial debt to total adjusted capitalization (2)	18.6%	18.4%
Ratio of financial debt and hybrid debt to total adjusted capitalization (2)	19.1%	18.8%
(1) Capital Supplementary Bonds issued by Huatai Life.
(2) For purposes of calculating leverage ratios, Huatai debt is based on Chubb's share (excluding noncontrolling interest).

Repurchase agreements are excluded from the table above and are disclosed separately from short-term debt in the Consolidated balance sheets. The repurchase agreements are collateralized borrowings where we maintain the right and ability to redeem the collateral on short notice, unlike short-term debt which comprises the current maturities of our long-term debt instruments. In June 2026, the €575 million 0.875 percent senior unsecured notes due to mature in June 2027 were reclassified to short-term debt.

Chubb INA Holdings LLC (Chubb INA) completed the following debt transactions in 2026:

•March 2026: Issued CHF200 million (approximately $254 million at the time of issuance) aggregate principal amount of 1.02 percent senior unsecured notes due March 2032.
•May 2026: Repaid $1.5 billion of 3.35 percent senior unsecured notes upon maturity.
•May 2026: Issued $1.0 billion of 5.30 percent senior unsecured notes due May 2036.
•May 2026: Issued CNH4.0 billion senior unsecured notes (approximately $587 million at the time of issuance) in 5-year and 10-year tranches, at 2.40 percent and 2.85 percent, respectively.
•June 2026: Issued CAD800 million senior unsecured notes (approximately $572 million at the time of issuance) in 5-year and 7-year tranches, at 3.780 percent and 4.034 percent, respectively.

Refer to Note 11 to the Consolidated Financial Statements for additional details.

For the six months ended June 30, 2026, we repurchased $2.1 billion of Common Shares in a series of open market transactions under the Board of Directors (Board) share repurchase authorization. At June 30, 2026, there were 14,486,798 Common Shares in treasury with a weighted-average cost of $227.29 per share. In May 2026, the Board authorized the repurchase of up to $7.5 billion of Chubb's Common Shares, effective July 1, 2026 with no expiration date. Chubb's existing share repurchase program remained effective through June 30, 2026. For the period July 1, 2026, through July 27, 2026, we repurchased 40,000 Common Shares for a total of $14 million in a series of open market transactions under the share repurchase authorization. At July 27, 2026, $7.5 billion in share repurchase authorization remained.

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

At our May 2026 annual general meeting, our shareholders approved an annual dividend for the following year of up to $4.08 per share, or CHF 3.20 per share, calculated using the USD/CHF exchange rate as published in the Wall Street Journal on May 21, 2026, expected to be paid in four quarterly installments of $1.02 per share after the general meeting by way of a distribution from capital contribution reserves, transferred to free reserves for payment. The Board determines the record and payment dates at which the annual dividend may be paid until the date of the 2027 annual general meeting and is authorized to abstain from distributing a dividend at its discretion. The annual dividend approved in May 2026 represented a $0.20 per share increase ($0.05 per quarter) over the prior year dividend.

The following table represents dividends paid per Common Share to shareholders of record on each of the following dates:

Shareholders of record as of:	Dividends paid as of:
December 12, 2025	January 2, 2026	$0.97 (CHF 0.78)
March 13, 2026	April 6, 2026	$0.97 (CHF 0.75)
June 12, 2026	July 2, 2026	$1.02 (CHF 0.80)

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

Our group syndicated credit facility has capacity of $3.0 billion and expires in December 2030. Our total credit facility capacity is $4.3 billion, $3.0 billion of which can be used for revolving credit. At June 30, 2026, our letter of credit borrowings outstanding under these facilities were $991 million. Our access to credit under these facilities is dependent on the ability of the bank counterparties to meet their funding commitments. The facilities require that we maintain certain financial covenants, all of which we met at June 30, 2026. Should the existing credit providers on these facilities experience financial difficulty, we may be required to replace credit sources, possibly in a difficult market. If we cannot obtain adequate capital or sources of credit on favorable terms, on a timely basis, or at all, our business, operating results, and financial condition could be adversely affected. To date, we have not experienced difficulty accessing our credit facility or establishing additional facilities when needed.

We have the ability to borrow a total of $2.0 billion in commercial paper, supported by the availability under our $3.0 billion group syndicated credit facility. At June 30, 2026, there were no commercial paper borrowings outstanding.

We use repurchase agreements as a low-cost alternative source of liquidity within our operating subsidiaries. At June 30, 2026, there were $3.4 billion in repurchase agreements outstanding with various maturities over the next two months.

The payment of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction, as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies. During the six months ended June 30, 2026, we were able to meet all our obligations, including the payments of dividends on our Common Shares, with our net cash flows.

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions as well as the subsidiary’s financial condition are paramount to the dividend decision. The U.S. insurance subsidiaries of Chubb INA may pay dividends, without prior regulatory approval, subject to restrictions set out in state law of the subsidiary’s domicile (or, if applicable, commercial domicile). Chubb INA’s international subsidiaries are also subject to insurance laws and regulations particular to the countries in which the subsidiaries operate. These laws and regulations sometimes include restrictions that limit the amount of dividends payable without prior approval of regulatory insurance authorities. The following table summarizes dividends paid to Chubb Limited and Chubb INA and redemptions of Chubb Limited's ownership interest in Chubb INA.

	From Bermuda Subsidiaries		From Chubb INA and Subsidiaries		From Other International Subsidiaries		From Swiss Subsidiaries
	Six months ended June 30		Six months ended June 30		Six months ended June 30		Six months ended June 30
(in millions of U.S. dollars)	2026	2025	2026	2025	2026	2025	2026	2025
Dividends received by Chubb Limited	$—	$510	$—	$—	$149	$207	$112	$—
Dividends received by Chubb INA	N/A	N/A	1,043	1,340	N/A	N/A	N/A	N/A
Chubb Ltd redemptions from Chubb INA (1)	N/A	N/A	1,250	625	N/A	N/A	N/A	N/A
(1) In accordance with the plan of liquidation and conversion of Chubb INA to a limited liability company. Chubb INA is expected to fully redeem, by the end of 2027, Chubb
Limited's ownership interest in Chubb INA.

Cash Flows	Six Months Ended
	June 30
(in millions of U.S. dollars)	2026	2025
Net cash provided by operating activities	$7,677	$5,117
Net cash used for investing activities	(5,177)	(3,625)
Net cash used for financing activities	(2,219)	(1,887)

Our sources of liquidity include cash from operations, routine sales of investments, and financing arrangements.
Net cash provided by operating activities increased $2.6 billion primarily due to higher net premiums collected, lower net losses paid, and higher net investment income collected.

Cash used in investing increased $1.6 billion primarily due to higher net purchases of fixed maturities and short-term investments of $2.5 billion, partially offset by lower net private equity contributions of $1.0 billion.

Cash used in financing increased $332 million. This increase reflects higher common shares repurchased of $799 million and $363 million higher net repayment of repurchase agreements. Additionally, the current year net capital distributed by consolidated investment products were $298 million compared to a prior year net third party capital invested into consolidated investment products of $399 million. This activity was partially offset by higher net proceeds of long-term debt of $916 million in the current year, compared to net repayment of $551 million in the prior year.

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

Information provided in connection with outstanding debt of subsidiaries
Chubb INA Holdings LLC (Chubb INA or Subsidiary Issuer) is an indirect 100 percent-owned and consolidated subsidiary of Chubb Limited (Parent Guarantor). The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer. Chubb Limited and Chubb INA act as holding companies within the Chubb Group and primarily hold investments in operating insurance subsidiaries. On a standalone basis, excluding investments in subsidiaries that are not issuers or guarantors, the combined assets, liabilities, and results of operations of Chubb Limited and Chubb INA are not material to investors’ assessment of the guaranteed notes. The creditworthiness of the guaranteed securities depends on the underlying operating insurance subsidiaries.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
For disclosures regarding Market Risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our 2025 Form 10-K. There have been no material changes to Chubb's market risk exposures from those previously disclosed.

ITEM 4. Controls and Procedures
Chubb’s management, with the participation of Chubb’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Chubb’s disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as of June 30, 2026. Based upon that evaluation, Chubb’s Chief Executive Officer and Chief Financial Officer concluded that Chubb’s disclosure controls and procedures are effective in allowing information required to be disclosed in reports filed under the Securities Exchange Act of 1934 to be recorded, processed, summarized, and reported within time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to Chubb’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in Chubb's internal controls over financial reporting during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, Chubb's internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings
The information required with respect to this item is included in Note 12 f) to the Consolidated Financial Statements, which is hereby incorporated herein by reference.

ITEM 1A. Risk Factors
There have been no material changes to the risk factors described under "Risk Factors" under Item 1A of Part I of our 2025 Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer’s Repurchases of Equity Securities
The following table provides information with respect to purchases by Chubb of its Common Shares during the three months ended June 30, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan (3)
April 1 through April 30	1,313,887	$329.73	1,311,374	$1.90	billion
May 1 through May 31	1,242,702	$326.31	1,056,000	$747	million
June 1 through June 30	626,668	$324.42	622,197	—
Total	3,183,257	$327.35	2,989,571
(1)This column represents open market share repurchases and the surrender to Chubb of Common Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and to cover the cost of the exercise of options by employees through stock swaps.
(2)The aggregate value of shares purchased in the three months ended June 30, 2026, as part of the publicly announced plan was $979 million. Refer to Note 13 to the Consolidated Financial Statements for more information on the Chubb Limited securities repurchase authorizations.
(3)In May 2026, the Board of Directors authorized the repurchase of up to $7.5 billion of Chubb Common Shares effective July 1, 2026, with no expiration date. As of June 30, 2026, $547 million expired under the July 2025 $5.0 billion share repurchase authorization. For the period July 1, 2026, through July 27, 2026, we repurchased 40,000 Common Shares for a total of $14 million in a series of open market transactions under the 2026 $7.5 billion share repurchase authorization.

ITEM 5. Other Information
Insider Trading Arrangements
During the three months ended June 30, 2026, no director or officer of Chubb (as defined in Rule 16a-1(f) under the Exchange Act) informed us of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408 of SEC Regulation S-K.
Disclosure of Certain Activities Under Section 13(r) of the Securities Exchange Act of 1934
Section 13(r) of the Securities Exchange Act of 1934, as amended, requires an issuer to disclose whether it or an affiliate engaged, inter alia, with individuals or entities sanctioned pursuant to certain Executive Orders during the period covered by the report. Certain activities must be reported even if they are not prohibited by U.S. law and were done outside the U.S. in full compliance with local laws.

Chubb, through certain of its non-U.S. subsidiaries, provides a broad range of insurance and reinsurance products worldwide. During the second quarter of 2026, Chubb identified that one of its non-U.S. subsidiaries issued automobile insurance policies to two persons designated pursuant to Executive Order 13224. One policy was issued in the fourth quarter of 2025, and the other in the second quarter of 2026.

Chubb also identified that, during the third and fourth quarter of 2025, a different non-U.S. subsidiary issued or renewed automobile insurance policies for two entities and travel insurance and accident and health insurance policies for one individual. Each of the insured parties was designated pursuant to Executive Order 13224.

In each case, the non-U.S. subsidiary froze the applicable policies and any related unearned premiums. Following designation, no claims were paid, and in the case of two automobile policies where premiums were received, the premiums were frozen. Gross revenues attributable to these policies were approximately USD equivalent $3,834.82, based on the applicable exchange rates. Net profits attributable to these policies are not precisely determinable but are less than the associated revenues. Chubb and its non-U.S. subsidiaries do not intend to provide any services to these persons in the future.

ITEM 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
3.1	Articles of Association of the Company, as amended and restated	8-K	3.1	May 22, 2026

3.2	Organizational Regulations of the Company, as amended	10-K	3.2	February 27, 2025

4.1	Articles of Association of the Company, as amended and restated	8-K	4.1	May 22, 2026

4.2	Organizational Regulations of the Company, as amended	10-K	4.2	February 27, 2025

4.3	Form of Officer's Certificate related to the 5.300% Senior Notes due 2036	8-K	4.1	May 20, 2026

4.4	Form of Global Note for the 5.300% Senior Notes due 2036	8-K	4.2	May 20, 2026

4.5	Form of Officer's Certificate related to the 3.780% Senior Notes due 2031 and the 4.034% Senior Notes due 2033	8-K	4.1	June 10, 2026

4.6	Form of Global Note for the 3.780% Senior Notes due 2031	8-K	4.2	June 10, 2026

4.7	Form of Global Note for the 4.034% Senior Notes due 2033	8-K	4.3	June 10, 2026

10.1*	Chubb Limited 2016 Long-Term Incentive Plan, as amended and restated	8-K	10.1	May 22, 2026

22.1	Guaranteed Securities				X

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

101.1
The following financial information from Chubb Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL:
(i) Consolidated Balance Sheets at June 30, 2026, and December 31, 2025; (ii) Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2026 and 2025; (iii) Consolidated Statements of Shareholders’ Equity for the three and six months ended June 30, 2026 and 2025; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025; and (v) Notes to Consolidated Financial Statements
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

CHUBB LIMITED
(Registrant)

July 28, 2026	/s/ Evan G. Greenberg
Evan G. Greenberg
Chairman and Chief Executive Officer

July 28, 2026	/s/ Peter C. Enns
Peter C. Enns
Executive Vice President and Chief Financial Officer