Form 10-Q
period 2026-09-30
Chubb Ltd
filed 2026-10-28
CIK 896159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2026
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
Yes  ☐                                               No  ☑
The number of registrant’s Common Shares (CHF 0.50 par value) outstanding as of October 20, 2026, was 382,079,222.

CHUBB LIMITED
INDEX TO FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements
CONSOLIDATED BALANCE SHEETS (Unaudited)
Chubb Limited and Subsidiaries

	September 30	December 31
(in millions of U.S. dollars, except share and per share data)	2026	2025
Assets
Investments
Short-term investments, at fair value (amortized cost – $5,295 and $4,840) (includes variable interest entities (VIE) balances of $255 and $105)	$5,293	$4,840
Fixed maturities available-for-sale, at fair value, net of valuation allowance – $53 and $52 (amortized cost – $134,146 and $124,726)	125,804	122,680
Private debt held-for-investment, at amortized cost, net of valuation allowance – $2 and $3	2,261	2,411
Equity securities, at fair value (includes VIE balances of $2,349 and $2,275)	10,760	10,801
Private equities (includes VIE balances of $48 and $22)	17,528	17,239
Other investments (includes VIE balances of $4,609 and $5,818)	10,861	10,749
Total investments	172,507	168,720
Cash, including restricted cash $250 and $198 (includes VIE balances of $313 and $168)	3,010	2,470
Securities lending collateral	2,295	2,500
Accrued investment income	1,559	1,305
Insurance and reinsurance balances receivable, net of valuation allowance – $75 and $62	18,188	15,944
Reinsurance recoverable on losses and loss expenses, net of valuation allowance – $332 and $320	20,611	20,338
Reinsurance recoverable on policy benefits	306	286
Deferred policy acquisition costs	11,422	10,008
Value of business acquired	3,011	2,975
Goodwill	20,546	20,207
Other intangible assets	6,119	6,241
Deferred tax assets	1,455	1,312
Prepaid reinsurance premiums	4,484	3,874
Separate account assets	7,340	6,925
Other assets (includes VIE balances of $59 and $58)	10,656	9,222
Total assets	$283,509	$272,327
Liabilities
Unpaid losses and loss expenses	$91,829	$88,018
Unearned premiums	28,608	26,279
Future policy benefits	21,133	18,420
Market risk benefits	530	659
Policyholders' account balances	9,445	8,576
Separate account liabilities	7,340	6,925
Insurance and reinsurance balances payable	8,837	8,349
Repurchase agreements (includes VIE balances of $782 and $956)	3,225	3,324
Securities lending payable	2,295	2,500
Accounts payable, accrued expenses, and other liabilities (includes VIE balances of $103 and $159)	10,817	10,108
Deferred tax liabilities	1,852	1,741
Short-term debt	668	1,499
Long-term debt	17,990	15,728
Hybrid debt	428	422
Total liabilities	204,997	192,548
Commitments and contingencies (refer to Note 12)
Shareholders’ equity
Common Shares (CHF 0.50 par value; 400,120,847 and 412,107,421 shares issued; 382,530,069 and 391,101,227 shares outstanding)	224	231
Common Shares in treasury (17,590,778 and 21,006,194 shares)	(4,419)	(4,699)
Additional paid-in capital	12,386	13,250
Retained earnings	74,519	69,950
Accumulated other comprehensive income (loss) (AOCI)	(9,483)	(4,975)
Total Chubb shareholders’ equity	73,227	73,757
Noncontrolling interests (includes VIE balances of $4,468 and $5,133)	5,285	6,022
Total shareholders' equity	78,512	79,779
Total liabilities and shareholders’ equity	$283,509	$272,327
See accompanying notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars, except per share data)	2026	2025	2026	2025
Revenues
Net premiums written	$15,143	$14,866	$43,853	$41,708
Increase in unearned premiums	(219)	(507)	(1,583)	(2,224)
Net premiums earned	14,924	14,359	42,270	39,484
Net investment income	1,791	1,648	5,260	4,777
Net realized gains (losses)	(455)	283	(700)	327
Market risk benefits gains (losses)	(65)	(142)	(46)	(251)
Total revenues	16,195	16,148	46,784	44,337
Expenses
Losses and loss expenses	7,526	6,951	20,348	20,419
Policy benefits (includes remeasurement gains (losses) of $(9), $66, $(11), and $61)	1,477	1,372	4,877	4,005
Policy acquisition costs	2,739	2,563	7,967	7,291
Administrative expenses	1,126	1,138	3,443	3,343
Interest expense	204	197	602	559
Other (income) expense	(364)	(43)	(721)	(781)
Amortization of purchased intangibles	74	75	221	224
Integration expenses and severance	11	1	28	3
Total expenses	12,793	12,254	36,765	35,063
Income before income tax	3,402	3,894	10,019	9,274
Income tax expense	666	787	2,054	1,825
Net income	$2,736	$3,107	$7,965	$7,449
Net income (loss) attributable to noncontrolling interests	(108)	306	(53)	349
Net income attributable to Chubb	$2,844	$2,801	$8,018	$7,100
Other comprehensive income (loss)
Change in:
Unrealized appreciation (depreciation)	$(4,836)	$868	$(6,305)	$2,755
Current discount rate on future policy benefits	300	305	541	53
Instrument-specific credit risk on market risk benefits	—	(9)	13	(4)
Cumulative foreign currency translation adjustment	655	128	1,025	1,283
Other, including postretirement benefit liability adjustment	7	(6)	40	(127)
Other comprehensive income (loss), before income tax	(3,874)	1,286	(4,686)	3,960
Income tax (expense) benefit related to OCI items	357	(40)	472	(116)
Other comprehensive income (loss)	(3,517)	1,246	(4,214)	3,844
Comprehensive income (loss)	(781)	4,353	3,751	11,293
Comprehensive income (loss) attributable to noncontrolling interests	(65)	386	241	441
Comprehensive income (loss) attributable to Chubb	$(716)	$3,967	$3,510	$10,852
Earnings per share
Basic earnings per share attributable to Chubb	$7.38	$7.05	$20.68	$17.78
Diluted earnings per share attributable to Chubb	$7.30	$6.99	$20.46	$17.61
See accompanying notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2026	2025	2026	2025
Common Shares
Balance – beginning of period	$224	$231	$231	$235
Cancellation of treasury shares	—	—	(7)	(4)
Balance – end of period	224	231	224	231
Common Shares in treasury
Balance – beginning of period	(3,293)	(2,462)	(4,699)	(3,524)
Common Shares repurchased	(1,177)	(1,232)	(3,299)	(2,293)
Cancellation of treasury shares	—	—	3,455	1,942
Net shares issued under employee share-based compensation plans	51	12	124	193
Balance – end of period	(4,419)	(3,682)	(4,419)	(3,682)
Additional paid-in capital
Balance – beginning of period	12,689	13,763	13,250	14,393
Net shares redeemed (issued) under employee share-based compensation plans	—	8	(40)	(112)
Exercise of stock options	—	1	10	3
Share-based compensation expense	90	89	287	278
Net increase due to acquisitions	—	—	47	53
Funding of dividends declared to Retained earnings	(393)	(385)	(1,168)	(1,139)
Balance – end of period	12,386	13,476	12,386	13,476
Retained earnings
Balance – beginning of period	71,675	63,921	69,950	61,561
Net income attributable to Chubb	2,844	2,801	8,018	7,100
Cancellation of treasury shares and other	—	—	(3,449)	(1,939)
Funding of dividends declared from Additional paid-in capital	393	385	1,168	1,139
Dividends declared on Common Shares	(393)	(385)	(1,168)	(1,139)
Balance – end of period	74,519	66,722	74,519	66,722
Accumulated other comprehensive income (loss) (AOCI)
Balance – beginning of period	(5,923)	(6,058)	(4,975)	(8,644)
Other comprehensive income (loss)	(3,560)	1,166	(4,508)	3,752
Balance – end of period	(9,483)	(4,892)	(9,483)	(4,892)
Total Chubb shareholders’ equity	$73,227	$71,855	$73,227	$71,855
Noncontrolling interests
Balance – beginning of period	$5,473	$5,052	$6,022	$4,373
Net increase (decrease) due to consolidation, deconsolidation, and other transactions	(123)	518	(978)	1,142
Net income (loss) attributable to noncontrolling interests	(108)	306	(53)	349
Other comprehensive income attributable to noncontrolling interests	43	80	294	92
Balance – end of period	$5,285	$5,956	$5,285	$5,956
Total shareholders' equity	$78,512	$77,811	$78,512	$77,811
See accompanying notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Chubb Limited and Subsidiaries

	Nine Months Ended
	September 30
(in millions of U.S. dollars)	2026	2025
Cash flows from operating activities
Net income	$7,965	$7,449
Adjustments to reconcile net income to net cash flows from operating activities
Net realized (gains) losses	700	(327)
Market risk benefits (gains) losses	46	251
Amortization of premiums (discounts) on fixed maturities	(322)	(303)
Amortization of purchased intangibles	221	224
Equity in net income of partially-owned entities	(662)	(779)
Deferred income taxes	350	208
Unpaid losses and loss expenses	3,409	3,098
Unearned premiums	2,059	2,803
Future policy benefits	2,505	1,646
Insurance and reinsurance balances payable	393	251
Accounts payable, accrued expenses, and other liabilities	(374)	(599)
Income taxes	130	(112)
Insurance and reinsurance balances receivable	(2,088)	(1,553)
Reinsurance recoverable	(162)	(72)
Deferred policy acquisition costs	(1,182)	(1,260)
Net sales (purchases) of investments by consolidated investment products	919	(985)
Other	(159)	(1,184)
Net cash flows from operating activities	13,748	8,756
Cash flows from investing activities
Purchases of fixed maturities available-for-sale	(30,234)	(24,708)
Purchases of equity securities	(2,454)	(2,164)
Sales of fixed maturities available-for-sale	10,838	8,187
Sales of equity securities	2,400	2,211
Maturities and redemptions of fixed maturities available-for-sale	10,859	8,775
Net change in short-term investments	(128)	939
Net derivative instruments settlements	(420)	(113)
Private equity contributions	(900)	(2,163)
Private equity distributions	1,081	1,020
Acquisition of subsidiaries (net of cash acquired of nil and $32)	(25)	(289)
Other	(912)	(623)
Net cash flows used for investing activities	(9,895)	(8,928)
Cash flows from financing activities
Dividends paid on Common Shares	(1,157)	(1,121)
Common Shares repurchased	(3,276)	(2,523)
Proceeds from issuance of long-term debt	2,909	2,424
Repayment of long-term debt	(1,500)	(800)
Proceeds from share-based compensation plans	252	210
Policyholder contract deposits	1,094	684
Policyholder contract withdrawals	(611)	(465)
Third-party capital invested into consolidated investment products	1,017	2,148
Third-party capital distributed by consolidated investment products	(1,606)	(1,100)
Proceeds from issuance of repurchase agreements	5,493	4,359
Repayment of repurchase agreements	(5,747)	(3,778)
Other	(258)	(227)
Net cash flows used for financing activities	(3,390)	(189)
Effect of foreign currency rate changes on cash and restricted cash	77	266
Net increase (decrease) in cash and restricted cash	540	(95)
Cash and restricted cash – beginning of period	2,470	2,549
Cash and restricted cash – end of period	$3,010	$2,454
Supplemental cash flow information
Interest paid	$539	$454

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

2. Investments

a) Fixed maturities

September 30, 2026	Amortized Cost	Valuation Allowance	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
(in millions of U.S. dollars)
Available-for-sale
U.S. and local government securities	$3,777	$—	$3	$(393)	$3,387
Non-U.S.	44,320	(17)	304	(2,141)	42,466
Corporate and asset-backed securities	50,414	(36)	83	(3,319)	47,142
Mortgage-backed securities	35,635	—	11	(2,837)	32,809
	$134,146	$(53)	$401	$(8,690)	$125,804

December 31, 2025	Amortized Cost	Valuation Allowance	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
(in millions of U.S. dollars)
Available-for-sale
U.S. and local government securities	$3,908	$—	$27	$(221)	$3,714
Non-U.S.	40,479	(10)	795	(908)	40,356
Corporate and asset-backed securities	48,806	(42)	734	(1,612)	47,886
Mortgage-backed securities	31,533	—	398	(1,207)	30,724
	$124,726	$(52)	$1,954	$(3,948)	$122,680

The following table presents fixed maturities by contractual maturity:

	September 30, 2026		December 31, 2025
(in millions of U.S. dollars)	Net Carrying Value	Fair Value	Net Carrying Value	Fair Value
Available-for-sale
Due in 1 year or less	$3,991	$3,991	$4,749	$4,749
Due after 1 year through 5 years	35,226	35,226	35,611	35,611
Due after 5 years through 10 years	32,802	32,802	31,514	31,514
Due after 10 years	20,976	20,976	20,082	20,082
	92,995	92,995	91,956	91,956
Mortgage-backed securities	32,809	32,809	30,724	30,724
	$125,804	$125,804	$122,680	$122,680

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following tables present, for available-for-sale (AFS) fixed maturities in an unrealized loss position (including securities on loan) that are not deemed to have expected credit losses, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	0 – 12 Months		Over 12 Months		Total
September 30, 2026	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. and local government securities	$1,404	$(73)	$1,764	$(320)	$3,168	$(393)
Non-U.S.	22,099	(944)	8,207	(968)	30,306	(1,912)
Corporate and asset-backed securities	28,769	(1,130)	7,905	(1,354)	36,674	(2,484)
Mortgage-backed securities	23,293	(1,104)	8,604	(1,733)	31,897	(2,837)
Total AFS fixed maturities	$75,565	$(3,251)	$26,480	$(4,375)	$102,045	$(7,626)

	0 – 12 Months		Over 12 Months		Total
December 31, 2025	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. and local government securities	$307	$(3)	$2,139	$(216)	$2,446	$(219)
Non-U.S.	6,664	(163)	8,995	(622)	15,659	(785)
Corporate and asset-backed securities	4,136	(59)	10,225	(867)	14,361	(926)
Mortgage-backed securities	1,467	(12)	11,016	(1,194)	12,483	(1,206)
Total AFS fixed maturities	$12,574	$(237)	$32,375	$(2,899)	$44,949	$(3,136)

At September 30, 2026, the tax benefit on certain unrealized losses in our investment portfolio was reduced by a valuation allowance of $884 million necessary due to limitations on the utilization of these losses for tax purposes. As part of evaluating whether it was more likely than not that we could record a tax benefit on these losses, we considered realized gains, carryback capacity and available tax planning strategies.

The following table presents a roll-forward of valuation allowance for expected credit losses on fixed maturities:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2026	2025	2026	2025
Available-for-sale
Valuation allowance for expected credit losses - beginning of period	$48	$71	$52	$70
Provision for expected credit loss	21	25	58	76
Write-offs charged against the expected credit loss	—	(1)	—	(2)
Recovery of expected credit loss	(16)	(45)	(57)	(94)
Valuation allowance for expected credit losses - end of period	$53	$50	$53	$50
Private debt held-for-investment
Valuation allowance for expected credit losses - beginning of period	$2	$3	$3	$4
Provision for expected credit loss	1	1	1	1
Recovery of expected credit loss	(1)	(1)	(2)	(2)
Valuation allowance for expected credit losses - end of period	$2	$3	$2	$3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

c) Net realized gains (losses)

The following table presents the components of net realized gains (losses):

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2026	2025	2026	2025
Fixed maturities:
Gross realized gains	$12	$121	$120	$228
Gross realized losses	(98)	(157)	(347)	(376)
Other investments - Fixed maturities (includes $84, $(116), $127, and $(116) related to investments measured under the fair value option)	(39)	82	51	103
Net (provision for) recovery of expected credit losses	(5)	22	—	21
Impairment (1)	(15)	(22)	(72)	(34)
Total fixed maturities	(145)	46	(248)	(58)
Equity securities (includes $(250), $66, $(319), and $131 related to investments measured under the fair value option)	(329)	396	(352)	596
Private equities (less than 3 percent ownership)	(105)	48	4	31
Foreign exchange	(112)	(115)	(137)	(269)
Investment and embedded derivative instruments	233	(85)	63	46
Other derivative instruments	5	(9)	(12)	(14)
Other	(2)	2	(18)	(5)
Net realized gains (losses) (pre-tax)	$(455)	$283	$(700)	$327
(1)Relates to certain securities we intend to sell and securities written to market entering default.

Realized gains and losses from Equity securities, Other investments and Private equities from the table above include sales of securities and unrealized gains and losses from fair value changes as follows:

						Three Months Ended
							September 30
				2026				2025
(in millions of U.S. dollars)	Equity Securities	Other Investments	Private Equities	Total	Equity Securities	Other Investments	Private Equities	Total
Net gains (losses) recognized during the period	$(329)	$(39)	$(105)	$(473)	$396	$82	$48	$526
Less: Net gains recognized from sales of securities	29	1	—	30	59	—	—	59
Unrealized gains (losses) recognized for securities still held at reporting date	$(358)	$(40)	$(105)	$(503)	$337	$82	$48	$467

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

						Nine Months Ended
							September 30
				2026				2025
(in millions of U.S. dollars)	Equity Securities	Other Investments	Private Equities	Total	Equity Securities	Other Investments	Private Equities	Total
Net gains (losses) recognized during the period	$(352)	$51	$4	$(297)	$596	$103	$31	$730
Less: Net gains recognized from sales of securities	169	2	—	171	79	4	—	83
Unrealized gains (losses) recognized for securities still held at reporting date	$(521)	$49	$4	$(468)	$517	$99	$31	$647

d) Private equities
Private equities include investment funds, limited partnerships, and partially-owned investment companies measured at fair value using net asset value (NAV) as a practical expedient. The following table presents, by investment category, the expected liquidation period, fair value, and maximum future funding commitments for private equities:

	Expected Liquidation Period of Underlying Assets	September 30, 2026		December 31, 2025
(in millions of U.S. dollars)		Fair Value	Maximum Future Funding Commitments	Fair Value	Maximum Future Funding Commitments
Financial	2 to 10 Years	$1,321	$393	$1,420	$483
Real assets	2 to 13 Years	1,803	1,104	1,924	1,111
Distressed	2 to 8 Years	1,178	878	1,226	977
Private credit	3 to 8 Years	311	352	299	302
Traditional	2 to 14 Years	12,415	4,355	11,990	4,345
Vintage	1 to 3 Years	28	—	43	—
Investment funds	Not Applicable	472	—	337	—
		$17,528	$7,082	$17,239	$7,218

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

e) Restricted assets
Chubb is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutory regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. Chubb is also required to restrict assets pledged under

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

repurchase agreements, which represent Chubb's agreement to sell securities and repurchase them at a future date for a predetermined price. We use trust funds in certain large reinsurance transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit (LOC) requirements. We have investments in segregated portfolios primarily to provide collateral or guarantees for LOC and derivative transactions. Included in restricted assets at September 30, 2026, and December 31, 2025, are investments, primarily fixed maturities, totaling $18,734 million and $19,048 million, respectively, and cash of $250 million and $198 million, respectively.
The following table presents the components of restricted assets:

	September 30	December 31
(in millions of U.S. dollars)	2026	2025
Trust funds	$8,391	$8,461
Assets pledged under repurchase agreements	3,434	3,518
Deposits with U.S. regulatory authorities	2,498	2,598
Deposits with non-U.S. regulatory authorities and other	4,661	4,669
Total	$18,984	$19,246
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
Unconsolidated VIEs
We recorded an investment in a reserved alternative investment fund (Fund) sponsored and managed by a third-party investment fund manager. The Fund is a variable interest entity; however, Chubb is not the primary beneficiary and does not consolidate the Fund because Chubb does not receive substantially all the risks and returns of the Fund. The carrying value of this investment at September 30, 2026, and December 31, 2025, was $5.0 billion and $5.4 billion, respectively, which approximates our maximum risk of loss. We have elected to account for this investment using the fair value option, classified as Equity securities on the Consolidated balance sheets. We elected the fair value option so that changes in fair value of the Fund are recorded in Net realized gains (losses) and dividends from the Fund are recorded as Net investment income when declared on the Consolidated statements of operations.
We also do not consolidate sponsored investment products where we have determined that we are not the primary beneficiary. The carrying value of these investments at September 30, 2026, and December 31, 2025, was $292 million and $70 million, respectively, and our maximum risk of loss approximates the carrying amount. These investments are classified primarily within Equity securities on the Consolidated balance sheets.

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

Financial instruments measured at fair value on a recurring basis, by valuation hierarchy

September 30, 2026	Level 1	Level 2	Level 3	Total
(in millions of U.S. dollars)
Assets:
Fixed maturities available-for-sale
U.S. and local government securities	$1,359	$2,028	$—	$3,387
Non-U.S.	—	41,753	713	42,466
Corporate and asset-backed securities	—	43,502	3,640	47,142
Mortgage-backed securities	—	32,697	112	32,809
	1,359	119,980	4,465	125,804
Equity securities (1)	5,385	—	115	5,500
Short-term investments	2,634	2,644	15	5,293
Other investments (2)	687	8,184	—	8,871
Securities lending collateral	—	2,295	—	2,295
Investment derivatives	138	—	—	138
Derivatives designated as hedging instruments	—	233	—	233
Other derivative instruments	10	—	—	10
Separate account assets	7,267	73	—	7,340
Total assets measured at fair value (1)(2)(3)	$17,480	$133,409	$4,595	$155,484
Liabilities:
Investment derivatives	$166	$—	$—	$166
Derivatives designated as hedging instruments	—	243	—	243
Other derivative instruments	3	—	—	3
Market risk benefits (4)	—	—	530	530
Total liabilities measured at fair value	$169	$243	$530	$942
(1)Excluded from the table above are funds of $5,260 million, measured using NAV as a practical expedient.
(2)Excluded from the table above are other investments of $1,990 million, principally investments measured using NAV as a practical expedient and policy loans.
(3)Excluded from the table above are private equities of $17,528 million, measured using NAV as a practical expedient.
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

Three Months Ended September 30, 2026 (in millions of U.S. dollars)	Available-for-Sale Debt Securities			Equity securities	Short-term investments
	Non-U.S.	Corporate and asset- backed securities	Mortgage-backed securities

Balance, beginning of period	$694	$3,542	$—	$110	$10
Transfers into Level 3	—	1	18	—	—
Transfers out of Level 3	—	(1)	—	—	—
Change in Net Unrealized Gains (Losses) in OCI	6	(19)	(2)	—	(1)
Net Realized Gains (Losses)	(4)	(9)	—	1	(1)
Purchases	83	321	96	6	9
Sales	(33)	(71)	—	(2)	—
Settlements	(33)	(124)	—	—	(2)
Balance, end of period	$713	$3,640	$112	$115	$15
Net Realized Gains (Losses) Attributable to Changes in Fair Value at the Balance Sheet date	$(2)	$4	$—	$2	$5
Change in Net Unrealized Gains (Losses) included in OCI at the Balance Sheet date	$7	$(23)	$(2)	$—	$(1)

Three Months Ended September 30, 2025 (in millions of U.S. dollars)	Available-for-Sale Debt Securities		Equity securities	Short-term investments
	Non-U.S.	Corporate and asset- backed securities

Balance, beginning of period	$598	$3,186	$125	$42
Transfers into Level 3	—	90	—	—
Transfers out of Level 3	(1)	(3)	—	—
Change in Net Unrealized Gains (Losses) in OCI	3	5	—	—
Net Realized Gains (Losses)	1	(8)	(2)	—
Purchases	66	212	6	2
Sales	(22)	(124)	(15)	(1)
Settlements	(43)	(119)	—	(1)
Balance, end of period	$602	$3,239	$114	$42
Net Realized Gains (Losses) Attributable to Changes in Fair Value at the Balance Sheet date	$—	$1	$4	$—
Change in Net Unrealized Gains (Losses) included in OCI at the Balance Sheet date	$1	$(1)	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Nine Months Ended September 30, 2026 (in millions of U.S. dollars)	Available-for-Sale Debt Securities			Equity securities	Short-term investments
	Non-U.S.	Corporate and asset- backed securities	Mortgage-backed securities

Balance, beginning of period	$671	$3,546	$—	$119	$45
Transfers into Level 3	2	17	18	—	—
Transfers out of Level 3	(2)	(22)	—	(13)	—
Change in Net Unrealized Gains (Losses) in OCI	(6)	(44)	(2)	—	(3)
Net Realized Gains (Losses)	(4)	(27)	—	—	(1)
Purchases	193	731	96	18	20
Sales	(72)	(125)	—	(9)	—
Settlements	(69)	(436)	—	—	(46)
Balance, end of period	$713	$3,640	$112	$115	$15
Net Realized Gains (Losses) Attributable to Changes in Fair Value at the Balance Sheet date	$(3)	$(14)	$—	$—	$(1)
Change in Net Unrealized Gains (Losses) included in OCI at the Balance Sheet date	$(5)	$(55)	$(2)	$—	$(2)

Nine Months Ended September 30, 2025 (in millions of U.S. dollars)	Available-for-Sale Debt Securities			Equity securities	Short-term investments
	Non-U.S.	Corporate and asset- backed securities	Mortgage-backed securities

Balance, beginning of period	$604	$2,891	$3	$120	$14
Transfers into Level 3	11	174	—	—	—
Transfers out of Level 3	(1)	(16)	—	(1)	—
Change in Net Unrealized Gains (Losses) in OCI	41	(2)	—	—	—
Net Realized Gains (Losses)	(2)	(14)	(2)	(5)	—
Purchases	210	726	1	32	32
Sales	(109)	(224)	(2)	(32)	(1)
Settlements	(152)	(296)	—	—	(3)
Balance, end of period	$602	$3,239	$—	$114	$42
Net Realized Gains (Losses) Attributable to Changes in Fair Value at the Balance Sheet date	$(1)	$(3)	$—	$13	$—
Change in Net Unrealized Gains (Losses) included in OCI at the Balance Sheet date	$31	$(18)	$—	$—	$—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following tables present fair value, by valuation hierarchy, and carrying value of the financial instruments not measured at fair value:

September 30, 2026	Fair Value				Net Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Private debt held-for-investment	$—	$—	$2,292	$2,292	$2,261
Total assets	$—	$—	$2,292	$2,292	$2,261
Liabilities:
Repurchase agreements	$—	$3,225	$—	$3,225	$3,225
Short-term debt	—	657	—	657	668
Long-term debt	—	15,412	601	16,013	17,990
Hybrid debt	—	467	—	467	428
Total liabilities	$—	$19,761	$601	$20,362	$22,311

December 31, 2025	Fair Value				Net Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Private debt held-for-investment	$—	$—	$2,445	$2,445	$2,411
Total assets	$—	$—	$2,445	$2,445	$2,411
Liabilities:
Repurchase agreements	$—	$3,324	$—	$3,324	$3,324
Short-term debt	—	1,498	—	1,498	1,499
Long-term debt	—	14,045	576	14,621	15,728
Hybrid debt	—	484	—	484	422
Total liabilities	$—	$19,351	$576	$19,927	$20,973

4. Reinsurance

Reinsurance recoverable on ceded reinsurance

	September 30, 2026		December 31, 2025
(in millions of U.S. dollars)	Net Reinsurance Recoverable (1)	Valuation allowance	Net Reinsurance Recoverable (1)	Valuation allowance
Reinsurance recoverable on unpaid losses and loss expenses	$18,919	$283	$18,346	$248
Reinsurance recoverable on paid losses and loss expenses	1,692	49	1,992	72
Reinsurance recoverable on losses and loss expenses	$20,611	$332	$20,338	$320
Reinsurance recoverable on policy benefits	$306	$—	$286	$—
(1)Net of valuation allowance for uncollectible reinsurance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents a roll-forward of valuation allowance for uncollectible reinsurance related to Reinsurance recoverable on losses and loss expenses:

	Nine Months Ended
		September 30
(in millions of U.S. dollars)	2026	2025
Valuation allowance for uncollectible reinsurance - beginning of period	$320	$310
Provision for uncollectible reinsurance	26	20
Write-offs charged against the valuation allowance	(15)	(7)
Foreign exchange revaluation	1	3
Valuation allowance for uncollectible reinsurance - end of period	$332	$326
For additional information, refer to Note 1 e) to the Consolidated Financial Statements of our 2025 Form 10-K.

5. Deferred policy acquisition costs

The following tables present a roll-forward of deferred policy acquisition costs on long-duration contracts included in the Life Insurance segment:

	Nine Months Ended September 30, 2026
(in millions of U.S. dollars)	Term Life	Universal Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$567	$746	$1,296	$2,136	$392	$5,137
Capitalizations	187	80	364	589	138	1,358
Amortization expense	(123)	(64)	(56)	(217)	(27)	(487)
Other (including foreign exchange)	3	7	28	118	7	163
Balance – end of Period	$634	$769	$1,632	$2,626	$510	$6,171
Overseas General Insurance segment excluded from table						787
Total deferred policy acquisition costs on long-duration contracts						$6,958
Deferred policy acquisition costs on short-duration contracts						4,464
Total deferred policy acquisition costs						$11,422

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	Nine Months Ended September 30, 2025
(in millions of U.S. dollars)	Term Life	Universal Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$469	$722	$870	$1,681	$324	$4,066
Capitalizations	175	90	347	521	78	1,211
Amortization expense	(111)	(62)	(39)	(172)	(23)	(407)
Other (including foreign exchange)	8	5	21	33	12	79
Balance – end of period	$541	$755	$1,199	$2,063	$391	$4,949
Overseas General Insurance segment excluded from table						663
Total deferred policy acquisition costs on long-duration contracts						$5,612
Deferred policy acquisition costs on short-duration contracts						4,197
Total deferred policy acquisition costs						$9,809

6. Goodwill

Goodwill
The following table presents a roll-forward of Goodwill by segment:

(in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Chubb Consolidated
Balance at December 31, 2025	$7,191	$2,226	$134	$5,530	$371	$4,755	$20,207
Measurement-period adjustments	—	—	—	(7)	—	—	(7)
Foreign exchange revaluation	—	—	—	117	—	229	346
Balance at September 30, 2026 (1)	$7,191	$2,226	$134	$5,640	$371	$4,984	$20,546
(1)Includes $440 million attributable to noncontrolling interests.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

7. Unpaid losses and loss expenses

The following table presents a reconciliation of beginning and ending Unpaid losses and loss expenses:

	Nine Months Ended
	September 30
(in millions of U.S. dollars)	2026	2025
Gross unpaid losses and loss expenses – beginning of period	$88,018	$84,004
Reinsurance recoverable on unpaid losses and loss expenses – beginning of period (1)	(18,346)	(17,734)
Net unpaid losses and loss expenses – beginning of period	69,672	66,270
Net losses and loss expenses incurred in respect of losses occurring in:
Current year	21,470	21,342
Prior years (2)	(1,122)	(923)
Total	20,348	20,419
Net losses and loss expenses paid in respect of losses occurring in:
Current year	6,172	5,551
Prior years	11,233	12,135
Total	17,405	17,686
Foreign currency revaluation and other	295	1,015
Net unpaid losses and loss expenses – end of period	72,910	70,018
Reinsurance recoverable on unpaid losses and loss expenses (1)	18,919	18,421
Gross unpaid losses and loss expenses – end of period	$91,829	$88,439
(1)    Net of valuation allowance for uncollectible reinsurance.
(2)    Relates to prior period loss reserve development only and excludes prior period development related to reinstatement premiums, expense adjustments, earned premiums, and A&H long-duration lines totaling $42 million and $58 million for the nine months ended September 30, 2026 and 2025, respectively.

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

	Three Months Ended September 30			Nine Months Ended September 30
(in millions of U.S. dollars)	Long-tail	Short-tail	Total	Long-tail	Short-tail	Total
2026
North America Commercial P&C Insurance	$192	$(206)	$(14)	$144	$(358)	$(214)
North America Personal P&C Insurance	—	(379)	(379)	—	(553)	(553)
North America Agricultural Insurance	—	(2)	(2)	—	(82)	(82)
Overseas General Insurance	(174)	12	(162)	(163)	(276)	(439)
Global Reinsurance	(5)	—	(5)	5	(21)	(16)
Corporate	51	—	51	224	—	224
Total	$64	$(575)	$(511)	$210	$(1,290)	$(1,080)
2025
North America Commercial P&C Insurance	$104	$(130)	$(26)	$77	$(323)	$(246)
North America Personal P&C Insurance	—	(282)	(282)	—	(403)	(403)
North America Agricultural Insurance	—	(30)	(30)	—	(63)	(63)
Overseas General Insurance	(66)	(18)	(84)	(30)	(252)	(282)
Global Reinsurance	—	—	—	(5)	(10)	(15)
Corporate	61	—	61	144	—	144
Total	$99	$(460)	$(361)	$186	$(1,051)	$(865)
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

North America Commercial P&C Insurance. Net favorable development for the three months ended September 30, 2026, included $206 million from short-tail lines, primarily from property and marine lines, due to lower-than-expected loss development on catastrophe and non-catastrophe losses. This favorable development was partially offset by net adverse development of $192 million from long-tail lines, primarily from commercial excess and umbrella lines and large multi-line prospective deals, mainly due to higher-than-expected loss development. Net favorable development for the nine months ended September 30, 2026, included $358 million of favorable development from short-tail lines, primarily from property, marine and surety lines, due to lower-than-expected loss development. Net adverse development for long-tail lines of $144 million was the result of adverse development in commercial excess and umbrella and commercial general liability lines, partially offset by favorable development in workers' compensation.

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

North America Personal P&C Insurance. Net favorable development for the three months ended September 30, 2026, was predominately in homeowners, due to lower-than-expected loss development. Net favorable development for the nine months ended September 30, 2026, included favorable development in the homeowners and auto physical damage lines, due to lower-than-expected loss development.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Net favorable development for the three and nine months ended September 30, 2025, was predominantly in homeowners, mainly due to lower-than-expected loss experience in the most recent accident years.

Overseas General Insurance. Net favorable development for the three months ended September 30, 2026, included $174 million from long-tail lines primarily from favorable development in financial lines. Net favorable development for the nine months ended September 30, 2026, also included $276 million from short-tail lines primarily from favorable claim development in property.

Net favorable development for the three months ended September 30, 2025, included $66 million from long-tail lines. Net favorable development for the nine months ended September 30, 2025, included $252 million from short-tail lines primarily due to favorable loss emergence across multiple accident years.

Corporate. Net adverse development for the three months ended September 30, 2026 and 2025, included adverse development resulting from our annual review of environmental liabilities. Net adverse development for the nine months ended September 30, 2026 and 2025, also included adverse development for molestation-related claims.

8. Future policy benefits

The following tables present a roll-forward of the liability for future policy benefits included in the Life Insurance segment:

Present Value of Expected Net Premiums	Nine Months Ended September 30, 2026
(in millions of U.S. dollars)	Term Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$1,544	$4,749	$11,688	$426	$18,407
Beginning balance at original discount rate	1,814	4,616	11,665	423	18,518
Effect of changes in cash flow assumptions	(93)	(9)	78	5	(19)
Effect of actual variances from expected experience	(17)	39	(326)	5	(299)
Adjusted beginning of period balance	1,704	4,646	11,417	433	18,200
Issuances	186	1,235	1,717	480	3,618
Interest accrual	40	110	387	11	548
Net premiums collected (1)	(194)	(1,331)	(1,186)	(260)	(2,971)
Other (including foreign exchange)	87	132	740	16	975
Ending balance at original discount rate	1,823	4,792	13,075	680	20,370
Effect of changes in discount rate assumptions	(294)	19	(708)	(1)	(984)
Balance – end of period	$1,529	$4,811	$12,367	$679	$19,386
(1)Net premiums collected represent the portion of gross premiums collected from policyholders that is used to fund expected benefits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Present Value of Expected Future Policy Benefits	Nine Months Ended September 30, 2026
(in millions of U.S. dollars)	Term Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$2,313	$13,791	$15,587	$1,084	$32,775
Beginning balance at original discount rate	2,715	13,133	15,645	1,058	32,551
Effect of changes in cash flow assumptions	(90)	(1)	109	6	24
Effect of actual variances from expected experience	(11)	45	(370)	5	(331)
Adjusted beginning of period balance	2,614	13,177	15,384	1,069	32,244
Issuances	186	1,235	1,717	480	3,618
Interest accrual	58	350	483	28	919
Benefit payments	(172)	(276)	(1,300)	(17)	(1,765)
Other (including foreign exchange)	80	458	824	49	1,411
Ending balance at original discount rate	2,766	14,944	17,108	1,609	36,427
Effect of changes in discount rate assumptions	(481)	263	(973)	11	(1,180)
Balance – end of period	$2,285	$15,207	$16,135	$1,620	$35,247

Liability for Future Policy Benefits	September 30, 2026
(in millions of U.S. dollars)	Term Life	Whole Life	A&H	Other	Total
Net liability for future policy benefits	$756	$10,396	$3,768	$941	$15,861
Deferred profit liability	323	2,665	277	156	3,421
Net liability for future policy benefits, before reinsurance recoverable	1,079	13,061	4,045	1,097	19,282
Less: Reinsurance recoverable on future policy benefits	107	47	130	—	284
Net liability for future policy benefits, after reinsurance recoverable	$972	$13,014	$3,915	$1,097	$18,998
Weighted average duration (years)	11.1	25.6	10.0	28.5	21.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Present Value of Expected Net Premiums	Nine Months Ended September 30, 2025
(in millions of U.S. dollars)	Term Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$1,523	$4,405	$11,626	$125	$17,679
Beginning balance at original discount rate	1,819	4,303	11,499	124	17,745
Effect of changes in cash flow assumptions	(56)	(65)	(389)	7	(503)
Effect of actual variances from expected experience	5	13	(213)	(1)	(196)
Adjusted beginning of period balance	1,768	4,251	10,897	130	17,046
Issuances	166	1,280	1,542	368	3,356
Interest accrual	43	107	413	8	571
Net premiums collected (1)	(188)	(1,192)	(1,145)	(115)	(2,640)
Other (including foreign exchange)	47	170	330	7	554
Ending balance at original discount rate	1,836	4,616	12,037	398	18,887
Effect of changes in discount rate assumptions	(253)	154	164	4	69
Balance – end of period	$1,583	$4,770	$12,201	$402	$18,956
(1)Net premiums collected represent the portion of gross premiums collected from policyholders that is used to fund expected benefits.

Present Value of Expected Future Policy Benefits	Nine Months Ended September 30, 2025
(in millions of U.S. dollars)	Term Life	Whole Life	A&H	Other	Total
Balance – beginning of period	$2,238	$12,057	$15,693	$647	$30,635
Beginning balance at original discount rate	2,647	11,242	15,652	601	30,142
Effect of changes in cash flow assumptions	(54)	(93)	(434)	13	(568)
Effect of actual variances from expected experience	9	11	(212)	—	(192)
Adjusted beginning of period balance	2,602	11,160	15,006	614	29,382
Issuances	166	1,280	1,542	368	3,356
Interest accrual	58	291	511	20	880
Benefit payments	(170)	(243)	(1,331)	(14)	(1,758)
Other (including foreign exchange)	74	394	430	25	923
Ending balance at original discount rate	2,730	12,882	16,158	1,013	32,783
Effect of changes in discount rate assumptions	(385)	820	101	36	572
Balance – end of period	$2,345	$13,702	$16,259	$1,049	$33,355

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Liability for Future Policy Benefits	September 30, 2025
(in millions of U.S. dollars, except for years)	Term Life	Whole Life	A&H	Other	Total
Net liability for future policy benefits	$762	$8,932	$4,058	$647	$14,399
Deferred profit liability	309	1,744	231	69	2,353
Net liability for future policy benefits, before reinsurance recoverable	1,071	10,676	4,289	716	16,752
Less: Reinsurance recoverable on future policy benefits	101	48	123	1	273
Net liability for future policy benefits, after reinsurance recoverable	$970	$10,628	$4,166	$715	$16,479
Weighted average duration (years)	10.7	27.0	10.0	25.7	21.7

The following table presents a reconciliation of the roll-forwards above to the Future policy benefits liability presented in the Consolidated balance sheets.

	September 30
(in millions of U.S. dollars)	2026	2025
Net liability for future policy benefits	$15,861	$14,399
Other (1)	1,851	1,536
Deferred profit liability	3,421	2,353
Liability for future policy benefits, per consolidated balance sheet	$21,133	$18,288
(1)Other business principally comprises certain Overseas General Insurance accident and health (A&H) policies and certain Chubb Life Re business.

In the third quarter of 2026 and 2025, we completed our annual actuarial assumptions review, resulting in immaterial changes to the liability for future policy benefits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents the amount of undiscounted and discounted expected gross premiums and expected future policy benefit payments included in the Life Insurance segment:

	September 30	September 30
(in millions of U.S. dollars)	2026	2025
Term Life
Undiscounted expected future benefit payments	$4,798	$4,498
Undiscounted expected future gross premiums	6,776	6,844
Discounted expected future benefit payments	2,285	2,345
Discounted expected future gross premiums	4,604	4,609
Whole Life
Undiscounted expected future benefit payments	36,353	32,059
Undiscounted expected future gross premiums	11,320	11,115
Discounted expected future benefit payments	15,207	13,702
Discounted expected future gross premiums	9,493	9,180
A&H
Undiscounted expected future benefit payments	29,650	27,189
Undiscounted expected future gross premiums	43,668	40,031
Discounted expected future benefit payments	16,135	16,259
Discounted expected future gross premiums	25,699	24,049
Other
Undiscounted expected future benefit payments	3,026	1,900
Undiscounted expected future gross premiums	1,026	606
Discounted expected future benefit payments	1,620	1,049
Discounted expected future gross premiums	$971	$567

The following table presents the amount of revenue and interest recognized in the Consolidated statements of operations for the Life insurance segment:

	Gross Premiums or Assessments		Interest Accretion
	Nine Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2026	2025	2026	2025
Term Life	$563	$542	$18	$15
Whole Life	2,351	2,024	240	184
A&H	2,433	2,314	96	98
Other	355	157	17	12
Total	$5,702	$5,037	$371	$309

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents the weighted-average interest rates for the Life Insurance segment:

	Interest Accretion Rate		Current Discount Rate
	Nine Months Ended		Nine Months Ended
	September 30		September 30
	2026	2025	2026	2025
Life Insurance
Term Life	3.2%	3.0%	6.4%	5.7%
Whole Life	3.6%	3.4%	4.4%	4.1%
A&H	4.2%	4.2%	6.7%	5.8%
Other	3.1%	3.3%	3.4%	3.5%

9. Policyholders' account balances, Separate accounts, and Unearned revenue liabilities

Policyholders' account balances
The following tables present a roll-forward of policyholders' account balances:

	Nine Months Ended September 30, 2026
(in millions of U.S. dollars)	Universal Life	Annuities (3)	Other investment contracts (4)	Total
Balance – beginning of period	$1,899	$2,801	$2,531	$7,231
Premiums received	157	200	751	1,108
Policy charges	(66)	—	(7)	(73)
Surrenders and withdrawals	(104)	(23)	(142)	(269)
Benefit payments (1)	(156)	(146)	(41)	(343)
Interest credited	37	45	61	143
Other (including foreign exchange)	90	144	10	244
Balance – end of period	$1,857	$3,021	$3,163	$8,041
Unearned revenue liability				794
Other (2)				610
Policyholders' account liability, per consolidated balance sheet				$9,445
(1)Includes payments for survival and death benefits.
(2)Primarily comprises unpaid dividends on certain participating policies.
(3)Relates to Huatai Life.
(4)Primarily comprises policyholder account balances related to investment linked products including endowment and investment contracts, none of which bear significant insurance risk.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	Nine Months Ended September 30, 2025
(in millions of U.S. dollars)	Universal Life	Annuities (3)	Other investment contracts (4)	Total
Balance – beginning of period	$1,809	$2,585	$2,354	$6,748
Premiums received	158	232	316	706
Policy charges	(81)	—	(7)	(88)
Surrenders and withdrawals	(91)	(24)	(143)	(258)
Benefit payments (1)	(24)	(116)	(66)	(206)
Interest credited	35	36	59	130
Other (including foreign exchange)	77	49	43	169
Balance – end of period	$1,883	$2,762	$2,556	$7,201
Unearned revenue liability				760
Other (2)				578
Policyholders' account liability, per consolidated balance sheet				$8,539
(1)Includes payments for survival and death benefits.
(2)Primarily comprises unpaid dividends on certain participating policies.
(3)Relates to Huatai Life.
(4)Primarily comprises policyholder account balances related to investment linked products including endowment and investment contracts, none of which bear significant insurance risk.

	September 30
	2026			2025
(in millions of U.S. dollars, except for percentages)	Universal Life	Annuities (3)	Other	Universal Life	Annuities (3)	Other
Weighted-average crediting rate (1)	3.6%	N/A	3.4%	3.5%	N/A	3.2%
Net amount at risk (2)	$10,568	$93	$385	$11,474	$30	$366
Cash Surrender Value	$1,740	$2,036	$2,820	$1,747	$1,827	$2,264
(1)Calculated using actual interest credited for the nine months ended September 30, 2026 and 2025, respectively.
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

The following tables present the balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimum:

Universal Life

	September 30, 2026
(in millions of U.S. dollars)	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Guaranteed minimum crediting rates
Up to 2.00%	$—	$13	$43	$267	$323
2.01% – 4.00%	391	161	151	316	1,019
Greater than 4.00%	20	—	—	—	20
Fixed rate or no guarantee					495
Total	$411	$174	$194	$583	$1,857

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	September 30, 2025
(in millions of U.S. dollars)	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Guaranteed minimum crediting rates
Up to 2.00%	$—	$—	$51	$168	$219
2.01% – 4.00%	489	317	354	—	1,160
Greater than 4.00%	15	—	—	—	15
Fixed rate or no guarantee					489
Total	$504	$317	$405	$168	$1,883

Other policyholders' account balances

	September 30, 2026
(in millions of U.S. dollars)	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Guaranteed minimum crediting rates
Up to 2.00%	$2	$2	$84	$94	$182
2.01% – 4.00%	987	—	271	—	1,258
Greater than 4.00%	—	—	—	—	—
Fixed rate or no guarantee					1,723
Total	$989	$2	$355	$94	$3,163

	September 30, 2025
(in millions of U.S. dollars)	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Guaranteed minimum crediting rates
Up to 2.00%	$3	$6	$129	$34	$172
2.01% – 4.00%	1,079	52	—	—	1,131
Greater than 4.00%	—	—	—	—	—
Fixed rate or no guarantee					1,253
Total	$1,082	$58	$129	$34	$2,556

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents the aggregate fair value of Separate account assets, by major security type:

	September 30	September 30
(in millions of U.S. dollars)	2026	2025
Cash and cash equivalents	$133	$103
Mutual funds	7,134	6,631
Fixed maturities	73	76
Total	$7,340	$6,810

The following table presents a roll-forward of separate account liabilities:

	Nine Months Ended
	September 30
(in millions of U.S. dollars)	2026	2025
Balance – beginning of period	$6,925	$6,231
Premiums and deposits	1,214	1,081
Policy charges	(136)	(122)
Surrenders and withdrawals	(988)	(745)
Benefit payments	(384)	(345)
Investment performance	635	320
Other (including foreign exchange)	74	390
Balance – end of period	$7,340	$6,810
Cash surrender value (1)	$6,840	$6,327
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

	Nine Months Ended
	September 30
(in millions of U.S. dollars)	2026	2025
Balance – beginning of period	$758	$711
Deferred revenue	91	101
Amortization	(61)	(58)
Other (including foreign exchange)	6	6
Balance – end of period	$794	$760

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

10. Market risk benefits

Our reinsurance programs covering variable annuity guarantees, comprising guaranteed living benefits (GLB) and guaranteed minimum death benefits (GMDB), meet the definition of Market risk benefits (MRB). The following table presents a roll-forward of MRB:

	Nine Months Ended September 30
(in millions of U.S. dollars)	2026	2025
Balance – beginning of period	$659	$607
Balance, beginning of period, before effect of changes in the instrument-specific credit risk	636	592
Interest rate changes	(128)	45
Effect of market movements (1)	(56)	(115)
Effect of changes in volatilities	3	19
Actual policyholder behavior different from expected behavior	7	34
Effect of changes in future expected policyholder behavior	114	101
Effect of timing and all other	(56)	(29)
Balance, end of period, before effect of changes in the instrument-specific credit risk	$520	$647
Effect of changes in the instrument-specific credit risk	10	19
Balance – end of period	$530	$666
Weighted-average age of policyholders (years)	75	74
Net amount at risk (2)	$1,138	$1,385
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

Excluded from the table above are MRB losses of $162 million and $197 million for the nine months ended September 30, 2026 and 2025, respectively, reported in the Consolidated statements of operations, relating to the market risk benefits' economic hedge and other net cash flows. There is no reinsurance recoverable associated with our liability for MRB.

In the third quarter, we completed a review of policyholder behavior related to annuitizations, partial withdrawals, lapses, and mortality for our variable annuity reinsurance business. These refinements resulted in a net increase of approximately $114 million in 2026 to the MRB fair value, recognized as a Market risk benefits loss.

•We refreshed our partial withdrawal assumptions to include an additional year of experience and refined the withdrawal rates for policies with guaranteed values far in excess of their account values.
•We updated the annuitization assumptions to include an additional year of experience, refreshing guarantee-based, treaty-based, and age-based behavior assumptions.
•We updated mortality and lapse assumptions to include an additional year of experience.

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

	Valuation Technique	Significant Unobservable Inputs	September 30, 2026		September 30, 2025
			Ranges	Weighted Average(1)	Ranges	Weighted Average(1)
MRB	Actuarial model	Lapse rate	0.5% – 27.3%	3.7%	0.5% – 27.3%	3.2%
		Annuitization rate	0% – 100%	5.0%	0% – 100%	4.9%
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

11. Debt

a) Chubb INA senior unsecured notes

In March 2026, Chubb INA issued Swiss franc CHF200 million (approximately $254 million based on the foreign exchange rate at the date of issuance) aggregate principal amount of 1.02 percent senior unsecured notes due March 2032.

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

In August 2026, Chubb INA issued a series of senior unsecured notes denominated in CHF comprising:
•CHF175 million (approximately $216 million based on the foreign exchange rate at the date of issuance) of 0.86 percent senior unsecured notes due 2029; and
•CHF225 million (approximately $278 million based on the foreign exchange rate at the date of issuance) of 1.22 percent senior unsecured notes due 2033.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents the balance sheet location, fair value in an asset or (liability) position, and notional value/payment provision of our derivative instruments:

			September 30, 2026			December 31, 2025
	Consolidated Balance Sheet Location	Fair Value		Notional Amount/ Payment Provision	Fair Value		Notional Amount/ Payment Provision
(in millions of U.S. dollars)		Derivative Asset	Derivative (Liability)		Derivative Asset	Derivative (Liability)
Investment and embedded derivatives not designated as hedging instruments:
Foreign currency forward contracts	OA / (AP)	$123	$(116)	$3,989	$18	$(230)	$4,912
Options/Futures/Forward contracts on notes and bonds	OA / (AP)	15	(50)	1,626	4	(12)	1,216
Convertible securities (1)	FM AFS	—	—	—	6	—	5
Total		$138	$(166)	$5,615	$28	$(242)	$6,133
Other derivative instruments:
Futures contracts on equities (2)	OA / (AP)	$—	$(3)	$665	$3	$—	$943
Other	OA / (AP)	10	—	592	8	(4)	334
Total		$10	$(3)	$1,257	$11	$(4)	$1,277
Derivatives designated as hedging instruments:
Cross-currency swaps - fair value hedges	OA / (AP)	$167	$(6)	$2,084	$198	$—	$2,046
Cross-currency swaps - net investment hedges	OA / (AP)	66	(237)	3,702	68	(232)	2,995
Total		$233	$(243)	$5,786	$266	$(232)	$5,041
(1)Includes fair value of embedded derivatives.
(2)Related to MRB book of business.

At September 30, 2026, and December 31, 2025, net derivative liabilities of $31 million and $179 million, respectively, included in the table above were subject to a master netting agreement. The remaining derivatives included in the table above were not subject to a master netting agreement.

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

(i) Fair value hedges

Cross-currency swaps
Chubb holds certain cross-currency swaps designated as fair value hedges. The objective of these cross-currency swaps is to hedge the foreign currency risk on €1.7 billion, or approximately $2.0 billion at September 30, 2026, of euro denominated debt by converting cash flows back into the U.S. dollar.

These hedges are carried at fair value, with changes in fair value recorded in Other comprehensive income (OCI). The gains or losses on the fair value hedges offsetting the foreign currency remeasurement on the hedged euro denominated senior notes are reclassified from OCI into Net realized gains (losses), and an additional portion is reclassified into Interest expense as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended		Nine Months Ended
	September 30		September 30
(pre-tax, in millions of U.S. dollars)	2026	2025	2026	2025
Gain (loss) recognized in OCI	$(9)	$(17)	$(36)	$98
Net realized gain (loss) reclassified from OCI	(16)	(9)	(73)	229
Interest expense reclassified from OCI	(5)	(5)	(14)	(14)
OCI gain (loss) after reclassifications	$12	$(3)	$51	$(117)

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

Foreign denominated debt
Chubb designated the following foreign denominated debt as non-derivative net investment hedges:
•Chinese yuan renminbi term loans, $593 million at September 30, 2026
•Chinese yuan renminbi bonds, $1.3 billion at September 30, 2026
•Swiss franc senior unsecured notes, issued in Q1 and Q3 2026, $432 million at September 30, 2026
•Canadian dollar bonds, issued in Q2 2026, $579 million at September 30, 2026

These non-derivative net investment hedges mitigate the foreign currency exposure in the net investments of certain foreign subsidiaries. Changes in the carrying value of the debt attributable to foreign currency revaluation are recorded in CTA within OCI. These adjustments will remain in CTA until the underlying hedged subsidiary is deconsolidated or hedge accounting is discontinued.

The following table presents the OCI impact of derivative and non-derivative net investment hedges:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(pre-tax, in millions of U.S. dollars)	2026	2025	2026	2025
Cross-currency swaps:
Gain (loss) recognized in OCI	$(287)	$61	$(212)	$(53)
Interest income reclassified from OCI	11	8	31	23
Total cross currency swaps	(298)	53	(243)	(76)
Foreign denominated debt:
Gain (loss) recognized in OCI	(22)	(11)	(69)	(17)
Total OCI gain (loss) after reclassifications	$(320)	$42	$(312)	$(93)

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2026	2025	2026	2025
Investment and embedded derivative instruments:
Foreign currency forward contracts	$276	$(82)	$108	$51
Options/Futures/Forward contracts on notes and bonds	(43)	(3)	(45)	(5)
Total investment and embedded derivative instruments	$233	$(85)	$63	$46
Other derivative instruments:
Futures contracts on equities (1)	$(11)	$(59)	$(76)	$(94)
Other	5	(9)	(12)	(14)
Total other derivative instruments	$(6)	$(68)	$(88)	$(108)
Total	$227	$(153)	$(25)	$(62)
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

The following table presents the carrying value of collateral held under securities lending agreements by investment category and remaining contractual maturity of the underlying agreements:

	Remaining contractual maturity
	September 30, 2026	December 31, 2025
(in millions of U.S. dollars)	Overnight and Continuous
Collateral held under securities lending agreements:
Cash	$753	$1,332
U.S. and local government securities	378	234
Non-U.S.	652	768
Corporate and asset-backed securities	70	62
Equity securities	442	104
Total	$2,295	$2,500
Gross amount of recognized liability for securities lending payable	$2,295	$2,500

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

At September 30, 2026, and December 31, 2025, our repurchase agreement obligations of $3,225 million and $3,324 million, respectively, were fully collateralized. In contrast to securities lending programs, the use of cash received is not restricted for the repurchase obligations. The fair value of the underlying securities sold remains in Fixed maturities available-for-sale or Other investments, and the repurchase agreement obligation is recorded in Repurchase agreements in the Consolidated balance sheets.

The following table presents the carrying value of collateral pledged under repurchase agreements by investment category and remaining contractual maturity of the underlying agreements:

	Remaining contractual maturity
	September 30, 2026			December 31, 2025
	Up to 30 Days	30-90 Days	Total	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
(in millions of U.S. dollars)
Collateral pledged under repurchase agreements:
Cash	$—	$3	$3	$—	$—	$—	$—
Non-U.S.	1,429	—	1,429	1,496	—	—	1,496
U.S. and local government securities	41	—	41	—	129	—	129
Corporate securities	22	—	22	—	—	—	—
Mortgage-backed securities	967	972	1,939	980	904	9	1,893
Total	$2,459	$975	$3,434	$2,476	$1,033	$9	$3,518
Gross amount of recognized liabilities for repurchase agreements			3,225				3,324
Difference (1)			$209				$194
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

f) Legal proceedings
Our insurance subsidiaries are subject to claims litigation involving disputed interpretations of policy coverages and, in some jurisdictions, direct actions by allegedly injured persons seeking damages from policyholders. These lawsuits, involving claims on policies issued by our subsidiaries which are typical to the insurance industry in general and in the normal course of business, are considered in our loss and loss expense reserves. In addition to claims litigation, we are subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on insurance policies. This category of business litigation typically involves, among other things, allegations of underwriting errors or misconduct, employment claims, regulatory activity, or disputes arising from our business ventures. In the opinion of management, our ultimate liability for these matters could be, but we believe is not likely to be, material to our consolidated financial condition and results of operations.

g) Lease commitments
At September 30, 2026, and December 31, 2025, the right-of-use asset was $1,027 million and $1,025 million, respectively, recorded within Other assets, and the lease liability was $1,260 million and $1,214 million, respectively, recorded within Accounts payable, accrued expenses, and other liabilities on the Consolidated balance sheets. These leases consist principally of real estate operating leases that are amortized on a straight-line basis over the term of the lease, which expire at various dates.

13. Shareholders’ equity

All of Chubb’s Common Shares are authorized under Swiss corporate law. Though the par value of Common Shares is stated in Swiss francs, Chubb continues to use U.S. dollars as its reporting currency for preparing the Consolidated Financial Statements. Under Swiss corporate law, dividends, including distributions from legal reserves or through a reduction in par value (par value

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

reduction), must be stated in Swiss francs though dividend payments are made by Chubb in U.S. dollars. At September 30, 2026, our Common Shares had a par value of CHF 0.50 per share.

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

The following table presents dividend distributions per Common Share in Swiss francs (CHF) and U.S. dollars (USD):

	Three Months Ended				Nine Months Ended
	September 30				September 30
	2026		2025		2026		2025
	CHF	USD	CHF	USD	CHF	USD	CHF	USD
Total dividend distributions per common share	0.83	$1.02	0.78	$0.97	2.38	$3.01	2.40	$2.85

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
During March 2026 and 2025, Chubb completed share capital reductions by means of cancellation of 11,986,574 and 7,518,565 Common Shares purchased under our share repurchase program during 2025 and 2024, respectively. The capital reductions were completed in accordance with the capital band provision for authorized share capital increases and reductions by the Board set forth in the Articles of Association. During the nine months ended September 30, 2026, 9,927,161 shares were repurchased, 11,986,574 shares were canceled, and 1,356,003 net shares were issued under employee share-based compensation plans. At September 30, 2026, 17,590,778 Common Shares remain in treasury.

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

	Three Months Ended		Nine Months Ended		October 1, 2026 through October 27, 2026
	September 30		September 30
(in millions of U.S. dollars, except share data)	2026	2025	2026	2025
Number of shares repurchased	3,419,780	4,436,315	9,927,161	8,121,824	876,400
Cost of shares repurchased	$1,177	$1,232	$3,299	$2,293	$305
Repurchase authorization remaining at end of period	$6,327	$3,783	$6,327	$3,783	$6,024

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents changes in accumulated other comprehensive income (loss):

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2026	2025	2026	2025
Accumulated other comprehensive income (loss) (AOCI)
Net unrealized appreciation (depreciation) on investments
Balance – beginning of period, net of tax	$(3,282)	$(2,772)	$(1,997)	$(4,552)
Change in period, before reclassification from AOCI (before tax)	(4,941)	837	(6,604)	2,598
Amounts reclassified from AOCI (before tax)	105	31	299	157
Change in period, before tax	(4,836)	868	(6,305)	2,755
Income tax (expense) benefit	370	(52)	559	(163)
Total other comprehensive income (loss)	(4,466)	816	(5,746)	2,592
Noncontrolling interests, net of tax	9	(16)	14	(20)
Balance – end of period, net of tax	(7,757)	(1,940)	(7,757)	(1,940)
Current discount rate on liability for future policy benefits
Balance – beginning of period, net of tax	(164)	(746)	(344)	(539)
Change in period, before tax	300	305	541	53
Income tax (expense) benefit	(51)	26	(120)	47
Total other comprehensive income	249	331	421	100
Noncontrolling interests, net of tax	(22)	47	(30)	23
Balance – end of period, net of tax	107	(462)	107	(462)
Instrument-specific credit risk on market risk benefits
Balance – beginning of period, net of tax	(12)	(12)	(23)	(16)
Change in period, before tax	—	(9)	13	(4)
Income tax (expense) benefit	—	2	(2)	1
Total other comprehensive income (loss)	—	(7)	11	(3)
Noncontrolling interests, net of tax	—	—	—	—
Balance – end of period, net of tax	(12)	(19)	(12)	(19)
Cumulative foreign currency translation adjustment
Balance – beginning of period, net of tax	(3,015)	(2,919)	(3,135)	(4,025)
Change in period, before reclassification from AOCI (before tax)	666	136	1,056	1,306
Amounts reclassified from AOCI (before tax)	(11)	(8)	(31)	(23)
Change in period, before tax	655	128	1,025	1,283
Income tax (expense) benefit	40	(17)	44	(26)
Total other comprehensive income	695	111	1,069	1,257
Noncontrolling interests, net of tax	56	49	310	89
Balance – end of period, net of tax	(2,376)	(2,857)	(2,376)	(2,857)
Fair value hedging instruments
Balance – beginning of period, net of tax	(27)	(40)	(58)	50
Change in period, before reclassification from AOCI (before tax)	(9)	(17)	(36)	98
Amounts reclassified from AOCI (before tax)	21	14	87	(215)
Change in period, before tax	12	(3)	51	(117)
Income tax (expense) benefit	(3)	—	(11)	24
Total other comprehensive income (loss)	9	(3)	40	(93)
Noncontrolling interests, net of tax	—	—	—	—
Balance – end of period, net of tax	(18)	(43)	(18)	(43)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2026	2025	2026	2025
Postretirement benefit liability adjustment
Balance – beginning of period, net of tax	577	431	582	438
Change in period, before tax	(5)	(3)	(11)	(10)
Income tax benefit	1	1	2	1
Total other comprehensive loss	(4)	(2)	(9)	(9)
Noncontrolling interests, net of tax	—	—	—	—
Balance – end of period, net of tax	573	429	573	429
Accumulated other comprehensive loss	$(9,483)	$(4,892)	$(9,483)	$(4,892)

The following table presents reclassifications from accumulated other comprehensive income (loss) to the Consolidated statements of operations:

	Three Months Ended		Nine Months Ended		Consolidated Statement of Operations Location
	September 30		September 30
(in millions of U.S. dollars)	2026	2025	2026	2025
Fixed maturities available-for-sale	$(105)	$(31)	$(299)	$(157)	Net realized gains (losses)
Income tax (expense) benefit	20	(11)	43	17	Income tax expense
	$(85)	$(42)	$(256)	$(140)	Net income
Cumulative foreign currency translation adjustment
Cross-currency swaps	$11	$8	$31	$23	Interest expense
Income tax expense	(2)	(2)	(6)	(5)	Income tax expense
	$9	$6	$25	$18	Net income
Net gains (losses) of fair value hedging instruments
Cross-currency swaps	$(16)	$(9)	$(73)	$229	Net realized gains (losses)
Cross-currency swaps	(5)	(5)	(14)	(14)	Interest expense
Income tax (expense) benefit	4	3	18	(45)	Income tax expense
	$(17)	$(11)	$(69)	$170	Net income
Total amounts reclassified from AOCI	$(93)	$(47)	$(300)	$48

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

15. Postretirement benefits

The components of net pension and other postretirement benefit costs (benefits) reflected in Net income in the Consolidated statements of operations were as follows:

	Pension Benefit Plans				Other Postretirement Benefit Plans
	2026		2025		2026	2025
Three Months Ended September 30	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
(in millions of U.S. dollars)
Service cost	$—	$2	$—	$2	$1	$—
Non-service cost (benefit):
Interest cost	31	9	34	9	—	—
Expected return on plan assets	(68)	(15)	(62)	(15)	—	(1)
Amortization of net actuarial (gain) loss	(3)	—	(2)	1	—	—
Amortization of prior service cost	—	—	—	—	—	—
Settlements	—	—	—	—	—	—
Total non-service cost (benefit)	(40)	(6)	(30)	(5)	—	(1)
Net periodic benefit cost (benefit)	$(40)	$(4)	$(30)	$(3)	$1	$(1)

	Pension Benefit Plans				Other Postretirement Benefit Plans
	2026		2025		2026	2025
Nine Months Ended September 30	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
(in millions of U.S. dollars)
Service cost	$—	$7	$—	$6	$1	$—
Non-service cost (benefit):
Interest cost	93	27	101	27	1	1
Expected return on plan assets	(203)	(47)	(187)	(42)	—	(2)
Amortization of net actuarial (gain) loss	(9)	(1)	(6)	1	—	(2)
Amortization of prior service cost	—	—	—	—	—	—
Settlements	—	—	—	—	—	—
Total non-service cost (benefit)	(119)	(21)	(92)	(14)	1	(3)
Net periodic benefit cost (benefit)	$(119)	$(14)	$(92)	$(8)	$2	$(3)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The line items in which the service cost and non-service cost (benefit) components of net periodic cost (benefit) are included in the Consolidated statements of operations were as follows:

	Pension Benefit Plans		Other Postretirement Benefit Plans
Three Months Ended September 30	2026	2025	2026	2025
(in millions of U.S. dollars)
Service cost:
Losses and loss expenses	$—	$—	$—	$—
Administrative expenses	2	2	1	—
Total service cost	2	2	1	—
Non-service cost (benefit):
Losses and loss expenses	(4)	(3)	—	—
Administrative expenses	(42)	(32)	—	(1)
Total non-service cost (benefit)	(46)	(35)	—	(1)
Net periodic benefit cost (benefit)	$(44)	$(33)	$1	$(1)

	Pension Benefit Plans		Other Postretirement Benefit Plans
Nine Months Ended September 30	2026	2025	2026	2025
(in millions of U.S. dollars)
Service cost:
Losses and loss expenses	$—	$—	$—	$—
Administrative expenses	7	6	1	—
Total service cost	7	6	1	—
Non-service cost (benefit):
Losses and loss expenses	(13)	(10)	—	—
Administrative expenses	(127)	(96)	1	(3)
Total non-service cost (benefit)	(140)	(106)	1	(3)
Net periodic benefit cost (benefit)	$(133)	$(100)	$2	$(3)

16. Other income and expense

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2026	2025	2026	2025
Equity in net income (loss) of partially-owned entities	$381	$40	$662	$779
Gains (losses) from fair value changes in separate account assets	(24)	(9)	27	(31)
Asset management and performance fee revenue	95	61	245	174
Asset management and performance fee expense	(54)	(41)	(141)	(113)
Other, including federal excise and capital taxes	(34)	(8)	(72)	(28)
Total	$364	$43	$721	$781

Equity in net income of partially-owned entities includes our share of net income or loss, both underlying operating income and mark-to-market movement, related to partially-owned investment companies (private equity) where we own more than three

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

percent, and partially-owned insurance companies. This line item includes mark-to-market gains (losses) on private equities of $281 million and $314 million for the three and nine months ended September 30, 2026 respectively, and $(84) million and $429 million, respectively, for the prior year periods.
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

Effective for the quarter ending September 30, 2026, amortization expenses related to certain intangible assets acquired through business combinations (primarily agency distribution relationships and renewal rights) are excluded from reportable segment results and included in Corporate amortization of purchased intangibles. We believe that this presentation better reflects the operating results of the segments as such expenses are a result of our corporate mergers and acquisitions strategy and not indicative of segment operating performance. Prior-period segment results have been recast to conform to the current presentation.

The following tables present the Statement of Operations by segment:

For the Three Months Ended September 30, 2026 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Total
Net premiums written	$5,512	$1,909	$1,532	$3,943	$287	$1,960	$15,143
Net premiums earned	5,222	1,846	1,559	4,053	287	1,957	14,924
Losses and loss expenses	3,422	668	1,306	1,910	130	34
Policy benefits	—	—	—	124	—	1,355
Policy acquisition costs	750	359	84	1,085	93	368
Administrative expenses	333	87	2	383	9	202
Underwriting income	717	732	167	551	55	NM
Net investment income	985	143	21	318	114	321
Other (income) expense	17	3	1	14	—	(52)
Amortization of purchased intangibles	—	—	—	15	—	2
Segment income	$1,685	$872	$187	$840	$169	$369	$4,122
Net realized gains (losses)							(455)
Market risk benefits gains (losses)							(65)
Interest expense							204
Integration expenses and severance							11
Corporate underwriting loss							(161)
Corporate net investment loss							(14)
Corporate other (income) expense							(274)
Corporate amortization of purchased intangibles							57
Other reclassification							(27)
Income before income tax							$3,402
NM – not meaningful. Underwriting income is not used as a basis for segment performance for the Life Insurance segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

For the Three Months Ended September 30, 2025 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Total
Net premiums written	$5,663	$1,814	$1,458	$3,695	$304	$1,932	$14,866
Net premiums earned	5,080	1,741	1,495	3,803	315	1,925	14,359
Losses and loss expenses	3,083	713	1,224	1,707	139	31
Policy benefits	—	—	—	119	—	1,303
Policy acquisition costs	708	339	86	975	96	359
Administrative expenses	348	82	5	368	9	213
Underwriting income	941	607	180	634	71	NM
Net investment income	978	123	20	288	100	284
Other (income) expense	10	1	—	8	—	(31)
Amortization of purchased intangibles (1)	—	—	—	13	—	2
Segment income	$1,909	$729	$200	$901	$171	$332	$4,242
Net realized gains (losses)							283
Market risk benefits gains (losses)							(142)
Interest expense							197
Integration expenses and severance							1
Corporate underwriting loss							(174)
Corporate net investment loss							(18)
Corporate other (income) expense							87
Corporate amortization of purchased intangibles (1)							60
Other reclassification							48
Income before income tax							$3,894
NM – not meaningful. Underwriting income is not used as a basis for segment performance for the Life Insurance segment.
(1)     Recast to exclude amortization expense related to certain intangible assets acquired through business combinations from reportable segment results.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

For the Nine Months Ended September 30, 2026 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Total
Net premiums written	$16,001	$5,644	$2,619	$12,399	$1,004	$6,186	$43,853
Net premiums earned	15,584	5,409	2,389	11,817	912	6,159	42,270
Losses and loss expenses	10,014	2,493	1,885	5,271	388	84
Policy benefits	—	—	—	343	—	4,429
Policy acquisition costs	2,232	1,053	153	3,154	293	1,082
Administrative expenses	1,038	258	—	1,169	26	625
Underwriting income	2,300	1,605	351	1,880	205	NM
Net investment income	2,938	420	68	931	332	949
Other (income) expense	46	9	3	26	—	(148)
Amortization of purchased intangibles	—	—	—	43	—	8
Segment income	$5,192	$2,016	$416	$2,742	$537	$1,028	$11,931
Net realized gains (losses)							(700)
Market risk benefits gains (losses)							(46)
Interest expense							602
Integration expenses and severance							28
Corporate underwriting loss							(551)
Corporate net investment loss							(35)
Corporate other (income) expense							(287)
Corporate amortization of purchased intangibles							170
Other reclassification							(67)
Income before income tax							$10,019
NM – not meaningful. Underwriting income is not used as a basis for segment performance for the Life Insurance segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

For the Nine Months Ended September 30, 2025 (in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Total
Net premiums written	$16,173	$5,304	$2,467	$11,218	$1,092	$5,454	$41,708
Net premiums earned	15,245	4,996	2,258	10,554	1,021	5,410	39,484
Losses and loss expenses	9,372	3,628	1,799	4,893	513	77
Policy benefits	—	—	—	361	—	3,715
Policy acquisition costs	2,132	1,001	151	2,725	294	988
Administrative expenses	1,049	251	9	1,067	29	614
Underwriting income	2,692	116	299	1,508	185	NM
Net investment income	2,845	361	63	847	255	829
Other (income) expense	26	2	1	19	—	(103)
Amortization of purchased intangibles (1)	—	—	—	39	—	7
Segment income	$5,511	$475	$361	$2,297	$440	$941	$10,025
Net realized gains (losses)							327
Market risk benefits gains (losses)							(251)
Interest expense							559
Integration expenses and severance							3
Corporate underwriting loss							(469)
Corporate net investment loss							(74)
Corporate other (income) expense							(408)
Corporate amortization of purchased intangibles (1)							178
Other reclassification							48
Income before income tax							$9,274
NM – not meaningful. Underwriting income is not used as a basis for segment performance for the Life Insurance segment.
(1)     Recast to exclude amortization expense related to certain intangible assets acquired through business combinations from reportable segment results.

Underwriting assets are reviewed in total by management for purposes of decision-making. Other than certain insurance related balances, Goodwill and Other intangible assets, Chubb does not allocate assets to its segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

18. Earnings per share

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars, except share and per share data)	2026	2025	2026	2025
Numerator:
Net income	$2,736	$3,107	$7,965	$7,449
Net income (loss) attributable to noncontrolling interests	(108)	306	(53)	349
Net income attributable to Chubb	$2,844	$2,801	$8,018	$7,100
Denominator:
Denominator for basic earnings per share attributable to Chubb:
Weighted-average shares outstanding	385,554,748	397,336,568	387,800,016	399,289,363
Denominator for diluted earnings per share attributable to Chubb:
Share-based compensation plans	3,816,275	3,532,323	4,034,183	3,902,807
Weighted-average shares outstanding and assumed conversions	389,371,023	400,868,891	391,834,199	403,192,170
Basic earnings per share attributable to Chubb	$7.38	$7.05	$20.68	$17.78
Diluted earnings per share attributable to Chubb	$7.30	$6.99	$20.46	$17.61
Potential anti-dilutive share conversions	1,047,366	1,631,069	1,223,436	1,819,681

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of our results of operations, financial condition, and liquidity and capital resources as of and for the three and nine months ended September 30, 2026.

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

Effective for the quarter ending September 30, 2026, amortization expenses related to certain intangible assets acquired through business combinations (primarily agency distribution relationships and renewal rights) are excluded from reportable segment results and included in Corporate amortization of purchased intangibles. We believe that this presentation better reflects the operating results of the segments as such expenses are a result of our corporate mergers and acquisitions strategy and not indicative of segment operating performance. Prior-period segment results have been recast to conform to the current presentation.

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

Overview
Chubb Limited is the Swiss-incorporated holding company of the Chubb Group of Companies. Chubb Limited, which is headquartered in Zurich, Switzerland, and its direct and indirect subsidiaries (collectively, the Chubb Group of Companies, Chubb, we, us, or our) are a global insurance and reinsurance organization, serving the needs of a diverse group of clients worldwide. At September 30, 2026, we had total assets of $284 billion and total Chubb shareholders’ equity, which excludes noncontrolling interests, of $73 billion. Chubb was incorporated in 1985 at which time it opened its first business office in Bermuda and continues to maintain operations in Bermuda. We operate through six business segments: North America Commercial P&C Insurance, North America Personal P&C Insurance, North America Agricultural Insurance, Overseas General Insurance, Global Reinsurance, and Life Insurance. For more information on our segments refer to “Segment Information” under Item 1 in our 2025 Form 10-K.

Consolidated Operating Results – Three and Nine Months Ended September 30, 2026 and 2025

	Three Months Ended			Nine Months Ended
	September 30		% Change	September 30		% Change
(in millions of U.S. dollars, except for percentages)	2026	2025	Q-26 vs. Q-25	2026	2025	YTD-26 vs. YTD-25
Net premiums written	$15,143	$14,866	1.9%	$43,853	$41,708	5.1%
Net premiums written - constant dollars (1)			1.8%			3.7%
Net premiums earned	14,924	14,359	3.9%	42,270	39,484	7.1%
Net investment income	1,791	1,648	8.6%	5,260	4,777	10.1%
Net realized gains (losses)	(455)	283	NM	(700)	327	NM
Market risk benefits gains (losses)	(65)	(142)	(54.4)%	(46)	(251)	(81.7)%
Total revenues	16,195	16,148	0.3%	46,784	44,337	5.5%
Losses and loss expenses	7,526	6,951	8.3%	20,348	20,419	(0.3)%
Policy benefits	1,477	1,372	7.8%	4,877	4,005	21.8%
Policy acquisition costs	2,739	2,563	6.9%	7,967	7,291	9.3%
Administrative expenses	1,126	1,138	(1.2)%	3,443	3,343	3.0%
Interest expense	204	197	3.7%	602	559	7.8%
Other (income) expense	(364)	(43)	NM	(721)	(781)	(7.6)%
Amortization of purchased intangibles	74	75	(0.8)%	221	224	(1.4)%
Integration expenses and severance	11	1	NM	28	3	NM
Total expenses	12,793	12,254	4.4%	36,765	35,063	4.9%
Income before income tax	3,402	3,894	(12.7)%	10,019	9,274	8.0%
Income tax expense	666	787	(15.4)%	2,054	1,825	12.5%
Net income	$2,736	$3,107	(12.0)%	$7,965	$7,449	6.9%
Net income (loss) attributable to noncontrolling interests	(108)	306	NM	(53)	349	NM
Net income attributable to Chubb	$2,844	$2,801	1.5%	$8,018	$7,100	12.9%
(1)     On a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency exchange rates as the comparable current period.
NM - Not meaningful

Financial Highlights for the Three Months Ended September 30, 2026

•Net income attributable to Chubb was $2.84 billion compared with $2.80 billion in the prior year period, reflecting higher net investment income and higher mark-to-market gains on private equity investments included in other income, partially offset by a decline in P&C underwriting income driven by higher catastrophe losses.

•Total pre-tax catastrophe losses were $705 million, compared with $285 million in the prior year.

•Consolidated net premiums written were $15.1 billion, up 1.9 percent.

•P&C net premiums written increased 1.9 percent, with consumer insurance up 6.2 percent and commercial insurance up 0.4 percent. Consumer insurance growth reflects strong new business and retention, including positive rate and exposure increases. Commercial lines net growth was unfavorably impacted from North America large account property including E&S and financial lines underwriting related exposure changes including additional reinsurance.

•Life Insurance segment net premiums written increased 1.4 percent, as growth in international life from both traditional regular premium products and savings-oriented single premium business was offset by the impact of a one-time large transaction in New Zealand for $126 million in the third quarter of 2025. International life insurance deposits collected increased $341 million, up 68.7 percent. Additionally, net premiums written in our Chubb Benefits business increased $37 million, up 11.7 percent, primarily driven by worksite business.

•Pre-tax net investment income was $1.8 billion, compared with $1.6 billion in the prior year period, primarily due to higher average invested assets and higher interest rates.

•Operating cash flow was $6.1 billion.

Net Premiums Written	Three Months Ended September 30			% Change	Nine Months Ended September 30			% Change
(in millions of U.S. dollars, except for percentages)	2026	2025	Q-26 vs. Q-25	C$ Q-26 vs. Q-25	2026	2025	YTD-26 vs. YTD-25	C$ YTD-26 vs. YTD-25
Property and other short-tail lines	$2,335	$2,428	(3.8)%	(4.3)%	$7,288	$7,683	(5.1)%	(7.1)%
Commercial casualty	2,684	2,627	2.2%	2.1%	7,798	7,268	7.3%	6.1%
Financial lines	1,307	1,349	(3.2)%	(3.5)%	3,731	3,706	0.7%	(0.9)%
Workers' compensation	504	537	(6.2)%	(6.2)%	1,711	1,722	(0.6)%	(0.6)%
Commercial multiple peril (1)	489	462	5.9%	6.0%	1,480	1,359	8.9%	8.8%
Surety	249	203	22.3%	20.0%	716	628	13.9%	10.8%
Total Commercial P&C lines	7,568	7,606	(0.5)%	(0.8)%	22,724	22,366	1.6%	0.2%
Agriculture	1,532	1,458	5.1%	5.1%	2,619	2,467	6.2%	6.2%
Personal homeowners	1,568	1,473	6.4%	6.2%	4,481	4,151	8.0%	7.2%
Personal automobile	834	801	4.1%	1.0%	2,550	2,271	12.3%	6.7%
Personal other	506	447	13.2%	13.2%	1,596	1,433	11.3%	9.0%
Total Personal lines (2)	2,908	2,721	6.9%	5.8%	8,627	7,855	9.8%	7.4%
Global A&H - P&C	888	845	5.2%	5.9%	2,693	2,474	8.9%	6.0%
Reinsurance lines	287	304	(5.6)%	(5.6)%	1,004	1,092	(8.1)%	(8.2)%
Total Property and Casualty lines	13,183	12,934	1.9%	1.6%	37,667	36,254	3.9%	2.3%
Life Insurance	1,960	1,932	1.4%	3.7%	6,186	5,454	13.4%	13.2%
Total consolidated	$15,143	$14,866	1.9%	1.8%	$43,853	$41,708	5.1%	3.7%
(1)Commercial multiple peril represents retail package business (property and general liability).
(2)For purposes of this schedule only, certain 2025 Personal lines results have been reclassified among Personal lines categories to align with current-year reporting. This reclassification did not impact total Personal lines results.

For additional information on net premiums written, refer to the segment operating results discussions.

Catastrophe Losses and Prior Period Development

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2026	2025	2026	2025
Net catastrophe losses	$705	$285	$1,680	$2,556
Favorable prior period development	$511	$361	$1,080	$865

Catastrophe losses through September 30, 2026 and 2025, were primarily from the following events:
•2026: Flooding, hail, tornadoes, wind events, and winter-related storms in the U.S., and international weather-related events and earthquakes.
◦Total North America P&C Insurance catastrophe losses were $445 million and $1.3 billion for the three and nine months ended September 30, 2026, respectively.
◦Total Overseas General catastrophe losses were $249 million and $338 million for the three and nine months ended September 30, 2026, respectively.
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

Pre-tax net favorable PPD for the three months ended September 30, 2026, was $562 million in our active companies, including net favorable development of $575 million in short-tail lines and net unfavorable development of $13 million in long-tail lines. Net favorable development for short-tail lines is primarily property related lines. Net unfavorable development for long-tail lines primarily relates to general casualty, partially offset by favorable development in financial lines. Our corporate run-off portfolio had adverse development of $51 million, primarily driven by adverse development for environmental-related claims.

Pre-tax net favorable PPD for the nine months ended September 30, 2026 was $1.3 billion in our active companies, including net favorable development of $1.29 billion in short-tail lines and net favorable development of $14 million in long-tail lines. Net favorable development for short-tail lines primarily includes property, auto physical damage and surety lines. Net favorable development for long-tail lines is driven by workers' compensation, partially offset by adverse development in general casualty lines. Our corporate run-off portfolio had adverse development of $224 million, primarily driven by adverse development for environmental and molestation-related claims.

Pre-tax net favorable PPD for the three months ended September 30, 2025 was $422 million in our active companies, including net favorable development of $460 million in short-tail lines and net unfavorable development of $38 million in long-tail lines. Net favorable development for short-tail lines is driven by property lines. Net unfavorable development for long-tail lines primarily relates to casualty lines, partially offset by favorable development in workers' compensation. Our corporate run-off portfolio had adverse development of $61 million, primarily driven by adverse development for environmental-related claims.

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

P&C Combined Ratio

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2026	2025	2026	2025
Combined ratio:
Loss and loss expense ratio	58.7%	56.7%	57.1%	60.8%
Policy acquisition cost ratio	18.3%	17.7%	19.1%	18.5%
Administrative expense ratio	7.1%	7.4%	7.8%	8.0%
P&C Combined ratio	84.1%	81.8%	84.0%	87.3%
Catastrophe losses	(5.4)%	(2.3)%	(4.7)%	(7.4)%
Prior period development	3.9%	3.0%	3.0%	2.5%
P&C CAY combined ratio excluding catastrophe losses	82.6%	82.5%	82.3%	82.4%

The P&C combined ratio increased for the three months ended September 30, 2026, reflecting higher catastrophe losses. The P&C combined ratio decreased for the nine months ended September 30, 2026, reflecting lower catastrophe losses. The P&C CAY combined ratio excluding catastrophe losses was relatively flat for the three and nine months ended September 30, 2026.

Segment Operating Results – Three and Nine Months Ended September 30, 2026 and 2025

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

	Three Months Ended				Nine Months Ended
	September 30		% Change		September 30		% Change
(in millions of U.S. dollars, except for percentages)	2026	2025	Q-26 vs. Q-25		2026	2025	YTD-26 vs. YTD-25
Net premiums written	$5,512	$5,663	(2.7)%		$16,001	$16,173	(1.1)%
Net premiums earned	5,222	5,080	2.8%		15,584	15,245	2.2%
Losses and loss expenses	3,422	3,083	11.0%		10,014	9,372	6.8%
Policy acquisition costs	750	708	5.9%		2,232	2,132	4.7%
Administrative expenses	333	348	(4.5)%		1,038	1,049	(1.1)%
Underwriting income	717	941	(23.9)%		2,300	2,692	(14.6)%
Net investment income	985	978	0.7%		2,938	2,845	3.3%
Other (income) expense	17	10	59.1%		46	26	72.6%
Segment income	$1,685	$1,909	(11.7)%		$5,192	$5,511	(5.8)%
Combined ratio:
Loss and loss expense ratio	65.5%	60.7%	4.8	pts	64.3%	61.5%	2.8	pts
Policy acquisition cost ratio	14.4%	13.9%	0.5	pts	14.2%	14.0%	0.2	pts
Administrative expense ratio	6.4%	6.9%	(0.5)	pts	6.7%	6.8%	(0.1)	pts
Combined ratio	86.3%	81.5%	4.8	pts	85.2%	82.3%	2.9	pts
Catastrophe losses	(4.5)%	(1.4)%	(3.1)	pts	(4.8)%	(2.9)%	(1.9)	pts
Prior period development	0.3%	0.7%	(0.4)	pts	1.5%	1.7%	(0.2)	pts
CAY combined ratio excluding catastrophe losses	82.1%	80.8%	1.3	pts	81.9%	81.1%	0.8	pts

Production by Size - Net premiums written	Three Months Ended			Nine Months Ended
	September 30		% Change	September 30		% Change
(in millions of U.S. dollars, except for percentages)	2026	2025	Q-26 vs. Q-25	2026	2025	YTD-26 vs. YTD-25
Major Accounts & Specialty (large corporate accounts and wholesale business)	$3,210	$3,379	(5.0)%	$9,239	$9,688	(4.6)%
Commercial (middle market and small commercial accounts)	2,302	2,284	0.8%	6,762	6,485	4.3%
Total	$5,512	$5,663	(2.7)%	$16,001	$16,173	(1.1)%

Net Catastrophe Losses and Prior Period Development	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2026	2025	2026	2025
Net catastrophe losses	$237	$72	$741	$455
Favorable prior period development	$14	$26	$214	$246

Refer to Note 7 to the Consolidated Financial Statements for detail on prior period development.

Premiums
Net premiums written decreased $151 million, or 2.7 percent, for the three months ended September 30, 2026, which includes declines in P&C lines of 1.5 percent and in financial lines of 8.4 percent. Middle market and small commercial grew 0.8 percent, with P&C lines up 2.6 percent and financial lines down 5.9 percent. Major accounts retail and specialty declined 5.0 percent, with property and other short-tail lines down 23.8 percent, financial lines down 11.0 percent, and casualty up 3.0 percent.

Net premiums written decreased $172 million, or 1.1 percent, for the nine months ended September 30, 2026, which includes declines in P&C lines of 0.6 percent and in financial lines of 3.4 percent. Middle market and small commercial grew 4.3 percent, with P&C lines up 6.6 percent and financial lines down 4.8 percent. Major accounts retail and specialty declined 4.6 percent, with property and other short-tail lines down 26.0 percent, casualty up 7.0 percent, and financial lines down 1.8 percent.

The decrease in premiums is primarily due to the impact from large account property including E&S and financial lines underwriting related exposure changes including additional reinsurance, which reduced overall growth by 4.4 and 5.7 percentage points for the three and nine months ended September 30, 2026, respectively. Within middle market and small commercial, P&C lines growth was impacted by workers' compensation payroll-related premium adjustments which reduced growth by 1.4 and 0.5 percentage points, and financial lines was impacted by underwriting related exposure changes including additional reinsurance, which reduced growth by 7.7 and 5.4 percentage points for the three and nine months ended September 30, 2026, respectively. Within major accounts retail and specialty, growth was impacted by large account property including E&S and financial lines underwriting related exposure changes including additional reinsurance, which reduced growth by 6.2 and 8.6 percentage points for the three and nine months ended September 30, 2026, respectively.

Net premiums earned increased $142 million, or 2.8 percent, and $339 million, or 2.2 percent, for the three and nine months ended September 30, 2026, respectively, reflecting the earning of premiums written in prior periods, which partially offset the decline in current quarter premiums written as described above.

Combined Ratio
The combined ratio increased for the three and nine months ended September 30, 2026, reflecting higher catastrophe losses and lower favorable prior period development.

The CAY combined ratio excluding catastrophe losses increased for the three and nine months ended September 30, 2026, primarily reflecting a change in the mix of business given the reduced property exposure.

North America Personal P&C Insurance

The North America Personal P&C Insurance segment comprises operations that provide high net worth personal lines products, including homeowners and complementary products such as valuable articles, excess liability, automobile, and recreational marine insurance and services in the U.S. and Canada.

	Three Months Ended				Nine Months Ended
	September 30		% Change		September 30		% Change
(in millions of U.S. dollars, except for percentages)	2026	2025	Q-26 vs. Q-25		2026	2025	YTD-26 vs. YTD-25
Net premiums written	$1,909	$1,814	5.3%		$5,644	$5,304	6.4%
Net premiums earned	1,846	1,741	6.0%		5,409	4,996	8.3%
Losses and loss expenses	668	713	(6.4)%		2,493	3,628	(31.3)%
Policy acquisition costs	359	339	5.8%		1,053	1,001	5.2%
Administrative expenses	87	82	5.9%		258	251	2.5%
Underwriting income	732	607	20.7%		1,605	116	NM
Net investment income	143	123	16.1%		420	361	16.4%
Other (income) expense	3	1	198.8%		9	2	NM
Segment income	$872	$729	19.7%		$2,016	$475	NM
Combined ratio:
Loss and loss expense ratio	36.2%	41.0%	(4.8)	pts	46.1%	72.6%	(26.5)	pts
Policy acquisition cost ratio	19.4%	19.4%	—	pts	19.4%	20.1%	(0.7)	pts
Administrative expense ratio	4.7%	4.7%	—	pts	4.8%	5.0%	(0.2)	pts
Combined ratio	60.3%	65.1%	(4.8)	pts	70.3%	97.7%	(27.4)	pts
Catastrophe losses	(10.9)%	(9.2)%	(1.7)	pts	(10.2)%	(32.6)%	22.4	pts
Prior period development	20.5%	16.2%	4.3	pts	10.3%	8.0%	2.3	pts
CAY combined ratio excluding catastrophe losses	69.9%	72.1%	(2.2)	pts	70.4%	73.1%	(2.7)	pts
NM - Not meaningful

Net Catastrophe Losses and Prior Period Development	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2026	2025	2026	2025
Net catastrophe losses	$203	$161	$551	$1,645
Favorable prior period development	$379	$282	$553	$403

Refer to Note 7 to the Consolidated Financial Statements for detail on prior period development.

Premiums
Net premiums written increased $95 million, or 5.3 percent, and $340 million, or 6.4 percent, for the three and nine months ended September 30, 2026, respectively, driven by strong new business and retention, including positive rate and broad exposure in most lines, including homeowners.

Net premiums earned increased $105 million, or 6.0 percent, and $413 million, or 8.3 percent, for the three and nine months ended September 30, 2026, respectively, reflecting the growth in net premiums written described above.

Combined Ratio
The combined ratio decreased for the three and nine months ended September 30, 2026, reflecting higher favorable prior period development. For the three months ended September 30, 2026, the decrease was partially offset by higher catastrophe losses. For the nine months ended September 30, 2026, the decrease also reflected lower catastrophe losses, including the unfavorable impact of the ceded reinstatement premiums on the expense ratio relating to prior year California wildfire losses, which are fully earned and carry no expenses.

The CAY combined ratio excluding catastrophe losses decreased for the three and nine months ended September 30, 2026, due to improvement in homeowners and personal excess from lower underlying losses. For the nine months ended September 30, 2026, the ratio also benefitted from a lower acquisition ratio resulting from a change in business mix, and a lower administrative ratio due to the impact of higher net premiums earned and expense management.

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

	Three Months Ended				Nine Months Ended
	September 30		% Change		September 30		% Change
(in millions of U.S. dollars, except for percentages)	2026	2025	Q-26 vs. Q-25		2026	2025	YTD-26 vs. YTD-25
Net premiums written	$1,532	$1,458	5.1%		$2,619	$2,467	6.2%
Net premiums earned	1,559	1,495	4.3%		2,389	2,258	5.8%
Losses and loss expenses	1,306	1,224	6.7%		1,885	1,799	4.8%
Policy acquisition costs	84	86	(2.9)%		153	151	1.7%
Administrative expenses	2	5	(42.6)%		—	9	(97.9)%
Underwriting income	167	180	(7.4)%		351	299	17.3%
Net investment income	21	20	4.3%		68	63	7.6%
Other (income) expense	1	—	NM		3	1	132.3%
Segment income	$187	$200	(6.3)%		$416	$361	15.2%
Combined ratio:
Loss and loss expense ratio	83.8%	81.9%	1.9	pts	78.9%	79.7%	(0.8)	pts
Policy acquisition cost ratio	5.3%	5.8%	(0.5)	pts	6.4%	6.7%	(0.3)	pts
Administrative expense ratio	0.2%	0.3%	(0.1)	pts	—	0.4%	(0.4)	pts
Combined ratio	89.3%	88.0%	1.3	pts	85.3%	86.8%	(1.5)	pts
Catastrophe losses	(0.4)%	(0.3)%	(0.1)	pts	(1.0)%	(0.9)%	(0.1)	pts
Prior period development	0.1%	2.0%	(1.9)	pts	3.4%	2.8%	0.6	pts
CAY combined ratio excluding catastrophe losses	89.0%	89.7%	(0.7)	pts	87.7%	88.7%	(1.0)	pts
NM - Not meaningful

Net Catastrophe Losses and Prior Period Development	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2026	2025	2026	2025
Net catastrophe losses	$5	$4	$23	$20
Favorable prior period development	$2	$30	$82	$63

Refer to Note 7 to the Consolidated Financial Statements for detail on prior period development.

Premiums
Net premiums written increased $74 million, or 5.1 percent, and $152 million, or 6.2 percent, for the three and nine months ended September 30, 2026, respectively, primarily driven by growth in MPCI. The nine months ended September 30, 2026, also includes growth in Livestock driven by lower reinsurance cessions.

Net premiums earned increased $64 million, or 4.3 percent, and $131 million, or 5.8 percent, for the three and nine months ended September 30, 2026, respectively, reflecting the growth in net premiums written described above.

Combined Ratio
The combined ratio increased for the three months ended September 30, 2026, reflecting lower favorable prior period development. The combined ratio decreased for the nine months ended September 30, 2026, reflecting higher favorable prior period development.

The CAY combined ratio excluding catastrophe losses decreased for the three and nine months ended September 30, 2026, reflecting favorable year-over-year crop hedge activity and lower acquisition cost ratio resulting from a change in business mix. The CAY combined ratio excluding catastrophe losses for the nine months ended September 30, 2026, also benefited from a lower administrative expense ratio resulting from higher Administrative and Operating (A&O) reimbursements on the MPCI business.

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

	Three Months Ended				Nine Months Ended
	September 30		% Change		September 30		% Change
(in millions of U.S. dollars, except for percentages)	2026	2025	Q-26 vs. Q-25		2026	2025	YTD-26 vs. YTD-25
Net premiums written	$3,943	$3,695	6.7%		$12,399	$11,218	10.5%
Net premiums written - constant dollars			5.2%				5.4%
Net premiums earned	4,053	3,803	6.6%		11,817	10,554	12.0%
Losses and loss expenses	1,910	1,707	11.9%		5,271	4,893	7.7%
Policy benefits	124	119	4.4%		343	361	(5.1)%
Policy acquisition costs	1,085	975	11.3%		3,154	2,725	15.7%
Administrative expenses	383	368	3.9%		1,169	1,067	9.6%
Underwriting income	551	634	(13.0)%		1,880	1,508	24.7%
Net investment income	318	288	9.9%		931	847	9.8%
Other (income) expense	14	8	78.9%		26	19	36.2%
Amortization of purchased intangibles	15	13	9.8%		43	39	10.6%
Segment income	$840	$901	(6.8)%		$2,742	$2,297	19.4%
Segment income - constant dollars			(6.8)%				14.8%
Combined ratio:
Loss and loss expense ratio	50.2%	48.0%	2.2	pts	47.5%	49.8%	(2.3)	pts
Policy acquisition cost ratio	26.8%	25.6%	1.2	pts	26.7%	25.8%	0.9	pts
Administrative expense ratio	9.4%	9.7%	(0.3)	pts	9.9%	10.1%	(0.2)	pts
Combined ratio	86.4%	83.3%	3.1	pts	84.1%	85.7%	(1.6)	pts
Catastrophe losses	(6.1)%	(1.1)%	(5.0)	pts	(2.9)%	(3.3)%	0.4	pts
Prior period development	4.0%	2.2%	1.8	pts	3.8%	2.7%	1.1	pts
CAY combined ratio excluding catastrophe losses	84.3%	84.4%	(0.1)	pts	85.0%	85.1%	(0.1)	pts

Net Catastrophe Losses and Prior Period Development	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2026	2025	2026	2025
Net catastrophe losses	$249	$42	$338	$349
Favorable prior period development	$162	$84	$439	$282

Refer to Note 7 to the Consolidated Financial Statements for detail on prior period development.

Net Premiums Written by Region	Three Months Ended September 30
(in millions of U.S. dollars, except for percentages)	2026	2026 % of Total	2025	2025 % of Total	C$ 2025	Q-26 vs. Q-25	C$ Q-26 vs. Q-25
Region
Europe, Middle East, and Africa	$1,508	38%	$1,412	38%	$1,402	6.8%	7.5%
Asia	1,569	40%	1,462	40%	1,478	7.5%	6.3%
Latin America	866	22%	775	21%	822	11.7%	5.5%
Other (1)	—	—	46	1%	46	NM	NM
Net premiums written	$3,943	100%	$3,695	100%	$3,748	6.7%	5.2%

	Nine Months Ended September 30
(in millions of U.S. dollars, except for percentages)	2026	2026 % of Total	2025	2025 % of Total	C$ 2025	YTD-26 vs. YTD-25	C$ YTD-26 vs. YTD-25
Region
Europe, Middle East, and Africa	$5,353	43%	$4,875	44%	$5,107	9.8%	4.8%
Asia	4,386	35%	3,976	35%	4,102	10.4%	7.0%
Latin America	2,592	21%	2,254	20%	2,442	15.0%	6.2%
Other (1)	68	1%	113	1%	115	(41.0)%	(42.3)%
Net premiums written	$12,399	100%	$11,218	100%	$11,766	10.5%	5.4%
(1)    Includes the international supplemental A&H business of Combined Insurance and other international operations.
NM – not meaningful

Premiums
Overall, net premiums written increased $248 million and $1,181 million, or $195 million and $633 million on a constant-dollar basis, for the three and nine months ended September 30, 2026, respectively, reflecting growth in commercial lines of 6.3 percent and 8.7 percent, or 4.9 percent and 3.9 percent on a constant-dollar basis, respectively, and growth in consumer lines of 7.2 percent and 13.1 percent, or 5.5 percent and 7.5 percent on a constant-dollar basis, respectively.

Our European division increased for the three and nine months ended September 30, 2026, supported primarily from growth in our retail business in commercial property, marine, and cyber driven by new business.

Asia increased for the three and nine months ended September 30, 2026, reflecting growth in commercial lines, including property and casualty lines, and in consumer lines, including personal lines and A&H.

Latin America increased for the three and nine months ended September 30, 2026, reflecting growth in commercial lines, particularly property and marine, and in consumer lines.

Net premiums earned increased $250 million and $1,263 million, or $213 million and $794 million on a constant-dollar basis, for the three and nine months ended September 30, 2026, respectively, reflecting the increase in net premiums written described above.

Combined Ratio
The combined ratio increased for the three months ended September 30, 2026, primarily due to higher catastrophe losses, partially offset by higher favorable prior period development. The combined ratio decreased for the nine months ended September 30, 2026, primarily due to higher favorable prior period development and lower catastrophe losses. The CAY combined ratio excluding catastrophe losses improved slightly for the three and nine months ended September 30, 2026, reflecting continued administrative expense management.

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

	Three Months Ended				Nine Months Ended
	September 30		% Change		September 30		% Change
(in millions of U.S. dollars, except for percentages)	2026	2025	Q-26 vs. Q-25		2026	2025	YTD-26 vs. YTD-25
Net premiums written	$287	$304	(5.6)%		$1,004	$1,092	(8.1)%
Net premiums written - constant dollars			(5.6)%				(8.2)%
Net premiums earned	287	315	(8.9)%		912	1,021	(10.7)%
Losses and loss expenses	130	139	(6.1)%		388	513	(24.3)%
Policy acquisition costs	93	96	(3.0)%		293	294	(0.3)%
Administrative expenses	9	9	—		26	29	(11.0)%
Underwriting income	55	71	(22.1)%		205	185	10.6%
Net investment income	114	100	13.7%		332	255	30.1%
Segment income	$169	$171	(1.2)%		$537	$440	21.9%
Combined ratio:
Loss and loss expense ratio	45.2%	43.8%	1.4	pts	42.5%	50.1%	(7.6)	pts
Policy acquisition cost ratio	32.4%	30.5%	1.9	pts	32.1%	28.8%	3.3	pts
Administrative expense ratio	3.1%	3.1%	—	pts	2.9%	3.0%	(0.1)	pts
Combined ratio	80.7%	77.4%	3.3	pts	77.5%	81.9%	(4.4)	pts
Catastrophe losses	(3.8)%	(1.8)%	(2.0)	pts	(3.0)%	(8.9)%	5.9	pts
Prior period development	1.8%	—	1.8	pts	1.8%	1.5%	0.3	pts
CAY combined ratio excluding catastrophe losses	78.7%	75.6%	3.1	pts	76.3%	74.5%	1.8	pts

Net Catastrophe Losses and Prior Period Development	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2026	2025	2026	2025
Net catastrophe losses	$11	$6	$27	$87
Favorable prior period development	$5	$—	$16	$15
Refer to Note 7 to the Consolidated Financial Statements for detail on prior period development.

Premiums
Net premiums written decreased $17 million and $88 million for the three and nine months ended September 30, 2026, most notably in property lines from increased risk retention by clients, lower underlying rates, and less favorable reinsurance terms. The nine months ended September 30, 2026, also included the year-over-year unfavorable impact of higher catastrophe reinstatement premiums received in the prior year.

Net premiums earned decreased $28 million and $109 million for the three and nine months ended September 30, 2026, reflecting the changes in net premiums written described above. The nine months ended September 30, 2026, also included catastrophe reinstatement premiums in the prior year which were fully earned when written.

Combined Ratio
The combined ratio increased for the three months ended September 30, 2026, primarily due to softer property reinsurance market conditions compared to the prior year. The combined ratio decreased for the nine months ended September 30, 2026, primarily due to lower catastrophe losses. The CAY combined ratio excluding catastrophe losses increased for the three and nine months ended September 30, 2026, primarily due to softer property reinsurance market conditions compared to the prior year.
Life Insurance

The Life Insurance segment comprises our international life operations including the life and asset management business of Huatai Group, Chubb Tempest Life Re (Chubb Life Re), and the supplemental accident, health, disability, and life business of Chubb Benefits.

	Three Months Ended			Nine Months Ended
	September 30		% Change	September 30		% Change
(in millions of U.S. dollars, except for percentages)	2026	2025	Q-26 vs. Q-25	2026	2025	YTD-26 vs. YTD-25
Net premiums written	$1,960	$1,932	1.4%	$6,186	$5,454	13.4%
Net premiums written - constant dollars			3.7%			13.2%
Net premiums earned	1,957	1,925	1.7%	6,159	5,410	13.9%
Losses and loss expenses	34	31	10.4%	84	77	8.2%
Policy benefits	1,355	1,303	4.0%	4,429	3,715	19.2%
Policy acquisition costs	368	359	2.8%	1,082	988	9.6%
Administrative expenses	202	213	(5.8)%	625	614	1.7%
Net investment income	321	284	13.0%	949	829	14.5%
Other (income) expense	(52)	(31)	69.4%	(148)	(103)	44.3%
Amortization of purchased intangibles	2	2	—	8	7	12.8%
Segment income	$369	$332	11.4%	$1,028	$941	9.3%
Segment income - constant dollars			14.7%			10.0%

Premiums
Net premiums written increased $28 million and $732 million, or $70 million and $723 million on a constant-dollar basis, for the three and nine months ended September 30, 2026, respectively.

For our international life operations, net premiums written were relatively flat and increased 13.4 percent, or 2.0 percent and 13.2 percent on a constant dollar basis for the three and nine months ended September 30, 2026, respectively. The increase for the three and nine months ended September 30, 2026, reflected growth in traditional regular premium products of 7.9 percent and 12.0 percent, respectively, primarily in North Asia, partially offset by the impact of a one-time large transaction in New Zealand in the prior year third quarter for $126 million, which reduced growth by 8.5 percentage points and 3.2 percentage points, respectively. Single premium business increased by 20.9 percent for the nine months ended September 30, 2026, primarily in Hong Kong and Taiwan.

Net premiums written in our Chubb Benefits business increased 11.7 percent and 13.8 percent for the three and nine months ended September 30, 2026, respectively, due to 19.3 percent and 25.5 percent growth in worksite business.

Deposits
The following table presents deposits collected on universal life and investment contracts:

	Three Months Ended					Nine Months Ended
	September 30			% Change		September 30			% Change
(in millions of U.S. dollars, except for percentages)	2026	2025	C$ 2025	Q-26 vs. Q-25	C$ Q-26 vs. Q-25	2026	2025	C$ 2025	Y-26 vs. Y-25	C$ Y-26 vs. Y-25
Deposits collected on universal life and investment contracts	$837	$496	$486	68.7%	72.2%	$2,301	$1,769	$1,794	30.1%	28.3%

Deposits collected on universal life and investment contracts (life deposits) are not reflected as revenues in our Consolidated statements of operations in accordance with U.S. GAAP. However, new life deposits are an important component of production, as we earn income from both net investment spreads on account balances and fees for management and administrative services. Life deposits collected increased $341 million and $532 million for the three and nine months ended September 30, 2026, respectively, due to higher savings-oriented single premium sales in Hong Kong and investment linked products in Taiwan. Life deposits for the nine months ended September 30, 2026 also increased due to higher savings-oriented single premium sales in Huatai Life.

Life Insurance segment income
Life Insurance segment income increased $37 million and $87 million, or 11.4 percent and 9.3 percent, for the three and nine months ended September 30, 2026, respectively, reflecting growth in net investment income, higher fee and other income from growth in assets under management, and higher favorable loss reserve development related to our Chubb Benefits supplemental A&H business, partially offset by an unfavorable foreign exchange impact.

Corporate

Corporate results primarily include the results of our non-insurance companies, income and expenses not attributable to reportable segments, loss and loss expenses of asbestos and environmental (A&E) liabilities, certain other non-A&E run-off exposures including molestation, and Huatai Group's non-insurance operations results, comprising real estate and holding company activity.

	Three Months Ended			Nine Months Ended
	September 30		% Change	September 30		% Change
(in millions of U.S. dollars, except for percentages)	2026	2025	Q-26 vs. Q-25	2026	2025	YTD-26 vs. YTD-25
Losses and loss expenses	$51	$61	(16.5)%	$224	$145	53.9%
Administrative expenses	110	113	(2.0)%	327	324	1.1%
Underwriting loss	(161)	(174)	(7.1)%	(551)	(469)	17.5%
Net investment income (loss)	(14)	(18)	(33.4)%	(35)	(74)	(53.5)%
Other income (expense)	274	(87)	NM	287	408	(29.8)%
Amortization of purchased intangibles	57	60	(3.4)%	170	178	(4.6)%
Net realized gains (losses)	(482)	331	NM	(767)	375	NM
Market risk benefits gains (losses)	(65)	(142)	(54.4)%	(46)	(251)	(81.7)%
Interest expense	204	197	3.7%	602	559	7.8%
Integration expenses and severance	11	1	NM	28	3	NM
Income tax expense	666	787	(15.4)%	2,054	1,825	12.5%
Net loss	$(1,386)	$(1,135)	22.3%	$(3,966)	$(2,576)	54.0%
Net income (loss) attributable to noncontrolling interests	(108)	306	NM	(53)	349	NM
Net loss attributable to Chubb	$(1,278)	$(1,441)	(11.2)%	$(3,913)	$(2,925)	33.8%
NM - Not meaningful

Losses and loss expenses primarily includes unfavorable prior period development for legacy environmental claims for the three months ended September 30, 2026 and molestation claims for the nine months ended September 30, 2026.

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

The following table presents our net realized and unrealized gains (losses):

	Three Months Ended September 30
			2026			2025
(in millions of U.S. dollars)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact
Fixed maturities	$(145)	$(4,836)	$(4,981)	$46	$868	$914
Investment and embedded derivative instruments	233	—	233	(85)	—	(85)
Public equity
Sales	29	—	29	59	—	59
Mark-to-market	(358)	—	(358)	337	—	337
Private equity (less than 3 percent ownership)
Mark-to-market	(105)	—	(105)	48	—	48
Total investment portfolio	(346)	(4,836)	(5,182)	405	868	1,273
Other derivative instruments	5	—	5	(9)	—	(9)
Foreign exchange	(112)	655	543	(115)	128	13
Current discount rate on future policy benefits	—	300	300	—	305	305
Instrument-specific credit risk on market risk benefits	—	—	—	—	(9)	(9)
Other	(2)	7	5	2	(6)	(4)
Net gains (losses), pre-tax	$(455)	$(3,874)	$(4,329)	$283	$1,286	$1,569

	Nine Months Ended September 30
			2026			2025
(in millions of U.S. dollars)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact
Fixed maturities	$(248)	$(6,305)	$(6,553)	$(58)	$2,755	$2,697
Investment and embedded derivative instruments	63	—	63	46	—	46
Public equity
Sales	169	—	169	79	—	79
Mark-to-market	(521)	—	(521)	517	—	517
Private equity (less than 3 percent ownership)
Mark-to-market	4	—	4	31	—	31
Total investment portfolio	(533)	(6,305)	(6,838)	615	2,755	3,370
Other derivative instruments	(12)	—	(12)	(14)	—	(14)
Foreign exchange	(137)	1,025	888	(269)	1,283	1,014
Current discount rate on future policy benefits	—	541	541	—	53	53
Instrument-specific credit risk on market risk benefits	—	13	13	—	(4)	(4)
Other	(18)	40	22	(5)	(127)	(132)
Net gains (losses), pre-tax	$(700)	$(4,686)	$(5,386)	$327	$3,960	$4,287

Pre-tax net unrealized losses of $4,836 million and losses of $6,305 million in our investment portfolio for the three and nine months ended September 30, 2026, respectively, were primarily driven by changes in interest rates.

Pre-tax net realized losses of $455 million for the three months ended September 30, 2026, were primarily driven by mark-to-market losses on equities, net realized losses on fixed maturities, and foreign exchange losses, partially offset by gains on derivatives. Pre-tax net realized losses of $700 million for the nine months ended September 30, 2026, were primarily driven by mark-to-market losses on public equities, net realized losses on fixed maturities, and foreign exchange losses, partially offset by gains on sales of equities.

Effective Income Tax Rate
Our effective tax rate (ETR) reflects a mix of income or losses in jurisdictions with a wide range of tax rates, permanent differences between U.S. GAAP and local tax laws, and the impact of discrete items. A change in the geographic mix of earnings could impact our ETR.

For the three and nine months ended September 30, 2026, our ETR was 19.6 percent and 20.5 percent, respectively, compared to an ETR of 20.2 percent and 19.7 percent, respectively, in the prior year. The ETR for each period was impacted by our mix of earnings among various jurisdictions and by discrete tax items.

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
Three Months Ended
September 30, 2026
(in millions of U.S. dollars except for ratios)
Numerator
Losses and loss expenses/policy benefits	A	$3,422	$668	$1,306	$2,034	$130	$51	$7,611
Catastrophe losses and related adjustments
Catastrophe losses, net of related adjustments		(237)	(203)	(5)	(249)	(11)	—	(705)
Reinstatement premiums collected (expensed) on catastrophe losses		—	—	—	—	1	—	1
Catastrophe losses, gross of related adjustments		(237)	(203)	(5)	(249)	(12)	—	(706)
PPD and related adjustments
PPD, net of related adjustments - favorable (unfavorable)		14	379	2	162	5	(51)	511
Net premiums earned adjustments on PPD - unfavorable (favorable)		14	2	—	—	(1)	—	15
Expense adjustments - unfavorable (favorable)		(2)	—	—	—	(2)	—	(4)
PPD reinstatement premiums - unfavorable (favorable)		—	—	—	16	—	—	16
PPD, gross of related adjustments - favorable (unfavorable)		26	381	2	178	2	(51)	538
CAY loss and loss expense ex CATs	B	$3,211	$846	$1,303	$1,963	$120	$—	$7,443
Policy acquisition costs and administrative expenses
Policy acquisition costs and administrative expenses	C	$1,083	$446	$86	$1,468	$102	$110	$3,295
Expense adjustments - favorable (unfavorable)		2	—	—	—	2	—	4
Policy acquisition costs and administrative expenses, adjusted	D	$1,085	$446	$86	$1,468	$104	$110	$3,299
Denominator
Net premiums earned	E	$5,222	$1,846	$1,559	$4,053	$287		$12,967
Reinstatement premiums (collected) expensed on catastrophe losses		—	—	—	—	(1)		(1)
Net premiums earned adjustments on PPD - unfavorable (favorable)		14	2	—	—	(1)		15
PPD reinstatement premiums - unfavorable (favorable)		—	—	—	16	—		16
Net premiums earned excluding adjustments	F	$5,236	$1,848	$1,559	$4,069	$285		$12,997
P&C Combined ratio
Loss and loss expense ratio	A/E	65.5%	36.2%	83.8%	50.2%	45.2%		58.7%
Policy acquisition cost and administrative expense ratio	C/E	20.8%	24.1%	5.5%	36.2%	35.5%		25.4%
P&C Combined ratio		86.3%	60.3%	89.3%	86.4%	80.7%		84.1%
CAY P&C Combined ratio ex CATs
Loss and loss expense ratio, adjusted	B/F	61.4%	45.8%	83.5%	48.2%	42.1%		57.3%
Policy acquisition cost and administrative expense ratio, adjusted	D/F	20.7%	24.1%	5.5%	36.1%	36.6%		25.3%
CAY P&C Combined ratio ex CATs		82.1%	69.9%	89.0%	84.3%	78.7%		82.6%
Combined ratio
Combined ratio								84.1%
Add: impact of gains and losses on crop derivatives								—
P&C Combined ratio								84.1%
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
Nine Months Ended
September 30, 2026
(in millions of U.S. dollars except for ratios)
Numerator
Losses and loss expenses/policy benefits	A	$10,014	$2,493	$1,885	$5,614	$388	$224	$20,618
Catastrophe losses and related adjustments
Catastrophe losses, net of related adjustments		(741)	(551)	(23)	(338)	(27)	—	(1,680)
Reinstatement premiums collected (expensed) on catastrophe losses		—	—	—	—	1	—	1
Catastrophe losses, gross of related adjustments		(741)	(551)	(23)	(338)	(28)	—	(1,681)
PPD and related adjustments
PPD, net of related adjustments - favorable (unfavorable)		214	553	82	439	16	(224)	1,080
Net premiums earned adjustments on PPD - unfavorable (favorable)		19	2	—	—	(1)	—	20
Expense adjustments - unfavorable (favorable)		2	—	—	—	2	—	4
PPD reinstatement premiums - unfavorable (favorable)		—	—	—	33	—	—	33
PPD, gross of related adjustments - favorable (unfavorable)		235	555	82	472	17	(224)	1,137
CAY loss and loss expense ex CATs	B	$9,508	$2,497	$1,944	$5,748	$377	$—	$20,074
Policy acquisition costs and administrative expenses
Policy acquisition costs and administrative expenses	C	$3,270	$1,311	$153	$4,323	$319	$327	$9,703
Expense adjustments - favorable (unfavorable)		(2)	—	—	—	(2)	—	(4)
Policy acquisition costs and administrative expenses, adjusted	D	$3,268	$1,311	$153	$4,323	$317	$327	$9,699
Denominator
Net premiums earned	E	$15,584	$5,409	$2,389	$11,817	$912		$36,111
Reinstatement premiums (collected) expensed on catastrophe losses		—	—	—	—	(1)		(1)
Net premiums earned adjustments on PPD - unfavorable (favorable)		19	2	—	—	(1)		20
PPD reinstatement premiums - unfavorable (favorable)		—	—	—	33	—		33
Net premiums earned excluding adjustments	F	$15,603	$5,411	$2,389	$11,850	$910		$36,163
P&C Combined ratio
Loss and loss expense ratio	A/E	64.3%	46.1%	78.9%	47.5%	42.5%		57.1%
Policy acquisition cost and administrative expense ratio	C/E	20.9%	24.2%	6.4%	36.6%	35.0%		26.9%
P&C Combined ratio		85.2%	70.3%	85.3%	84.1%	77.5%		84.0%
CAY P&C Combined ratio ex CATs
Loss and loss expense ratio, adjusted	B/F	60.9%	46.2%	81.3%	48.5%	41.4%		55.5%
Policy acquisition cost and administrative expense ratio, adjusted	D/F	21.0%	24.2%	6.4%	36.5%	34.9%		26.8%
CAY P&C Combined ratio ex CATs		81.9%	70.4%	87.7%	85.0%	76.3%		82.3%
Combined ratio
Combined ratio								83.9%
Add: impact of gains and losses on crop derivatives								0.1%
P&C Combined ratio								84.0%
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
Nine Months Ended
September 30, 2025
(in millions of U.S. dollars except for ratios)
Numerator
Losses and loss expenses/policy benefits	A	$9,372	$3,628	$1,799	$5,254	$513	$145	$20,711
Catastrophe losses and related adjustments
Catastrophe losses, net of related adjustments		(455)	(1,645)	(20)	(349)	(87)	—	(2,556)
Reinstatement premiums collected (expensed) on catastrophe losses		—	(50)	—	(5)	13	—	(42)
Catastrophe losses, gross of related adjustments		(455)	(1,595)	(20)	(344)	(100)	—	(2,514)
PPD and related adjustments
PPD, net of related adjustments - favorable (unfavorable)		246	403	63	282	15	(144)	865
Net premiums earned adjustments on PPD - unfavorable (favorable)		73	—	—	—	—	—	73
Expense adjustments - unfavorable (favorable)		3	—	(3)	—	—	—	—
PPD reinstatement premiums - unfavorable (favorable)		—	—	—	—	(2)	—	(2)
PPD, gross of related adjustments - favorable (unfavorable)		322	403	60	282	13	(144)	936
CAY loss and loss expense ex CATs	B	$9,239	$2,436	$1,839	$5,192	$426	$1	$19,133
Policy acquisition costs and administrative expenses
Policy acquisition costs and administrative expenses	C	$3,181	$1,252	$160	$3,792	$323	$324	$9,032
Expense adjustments - favorable (unfavorable)		(3)	—	3	—	—	—	—
Policy acquisition costs and administrative expenses, adjusted	D	$3,178	$1,252	$163	$3,792	$323	$324	$9,032
Denominator
Net premiums earned	E	$15,245	$4,996	$2,258	$10,554	$1,021		$34,074
Reinstatement premiums (collected) expensed on catastrophe losses		—	50	—	5	(13)		42
Net premiums earned adjustments on PPD - unfavorable (favorable)		73	—	—	—	—		73
PPD reinstatement premiums - unfavorable (favorable)		—	—	—	—	(2)		(2)
Net premiums earned excluding adjustments	F	$15,318	$5,046	$2,258	$10,559	$1,006		$34,187
P&C Combined ratio
Loss and loss expense ratio	A/E	61.5%	72.6%	79.7%	49.8%	50.1%		60.8%
Policy acquisition cost and administrative expense ratio	C/E	20.8%	25.1%	7.1%	35.9%	31.8%		26.5%
P&C Combined ratio		82.3%	97.7%	86.8%	85.7%	81.9%		87.3%
CAY P&C Combined ratio ex CATs
Loss and loss expense ratio, adjusted	B/F	60.3%	48.3%	81.5%	49.2%	42.3%		56.0%
Policy acquisition cost and administrative expense ratio, adjusted	D/F	20.8%	24.8%	7.2%	35.9%	32.2%		26.4%
CAY P&C Combined ratio ex CATs		81.1%	73.1%	88.7%	85.1%	74.5%		82.4%
Combined ratio
Combined ratio								87.3%
Add: impact of gains and losses on crop derivatives								—
P&C Combined ratio								87.3%
Note: The ratios above are calculated using whole U.S. dollars. Accordingly, calculations using rounded amounts may differ. Letters A, B, C, D, E, and F included in the table are references for calculating the ratios above.

Net Investment Income

	Three Months Ended September 30		Nine Months Ended September 30
(in millions of U.S. dollars)	2026	2025	2026	2025
Fixed maturities (1)	$1,632	$1,508	$4,775	$4,333
Short-term investments	44	40	127	114
Other interest income	11	5	23	30
Equity securities	90	83	276	269
Private equities	38	39	129	109
Other investments	31	28	95	80
Gross investment income (1)	1,846	1,703	5,425	4,935
Investment expenses	(55)	(55)	(165)	(158)
Net investment income (1)	$1,791	$1,648	$5,260	$4,777
(1) Includes amortization expense related to fair value adjustment of acquired invested assets	$—	$(1)	$(3)	$(7)

Net investment income is influenced by a number of factors including the amounts and timing of inward and outward cash flows, the level of interest rates, and changes in overall asset allocation. Net investment income increased 8.6 percent and 10.1 percent for the three and nine months ended September 30, 2026, respectively, primarily due to higher average invested assets and higher interest rates.

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

	Three Months Ended September 30		Nine Months Ended September 30
(in millions of U.S. dollars)	2026	2025	2026	2025
Total mark-to-market gain (loss) on private equity, pre-tax	$177	$(35)	$319	$461

Interest Expense
Interest expense for the nine months ended September 30, 2026 was $602 million. Based on projected variable expenses and our existing debt obligations, including recent issuances, we expect pre-tax interest expense to be approximately $206 million for the remainder of 2026, or $808 million for the full year. For more information on our debt obligations, refer to Note 11 to the Consolidated Financial Statements herein, and Note 13 to the Consolidated Financial Statements, under Item 8 in our 2025 Form 10-K.

Investments
Our investment portfolio is invested primarily in publicly traded, investment grade, fixed income securities with an average credit quality of A/A as rated by the independent investment rating services Standard and Poor’s (S&P)/Moody’s Investors Service (Moody’s) at September 30, 2026. For further information on the management of our investment portfolio, please refer to Investments within Item 7 in our 2025 Form 10-K.

The following table shows the fair value and cost/amortized cost, net of valuation allowance, of our invested assets:

	September 30, 2026		December 31, 2025
(in millions of U.S. dollars)	Fair Value	Cost/ Amortized Cost, Net	Fair Value	Cost/ Amortized Cost, Net
Short-term investments	$5,293	$5,295	$4,840	$4,840
Other investments - Fixed maturities	7,495	7,495	8,091	8,091
Fixed maturities available-for-sale	125,804	134,093	122,680	124,674
Fixed income securities	138,592	146,883	135,611	137,605
Equity securities	10,760	10,760	10,801	10,801
Private debt held-for-investment	2,292	2,261	2,445	2,411
Private equities and other	20,894	20,894	19,897	19,897
Total investments	$172,538	$180,798	$168,754	$170,714

The fair value of our total investments increased $3.8 billion during the nine months ended September 30, 2026, mainly due to the investing of operating cash flow, partially offset by unrealized losses on fixed maturities mainly due to interest rate increases. The valuation of our fixed income portfolio is impacted by changes in interest rates.

The following tables present the fair value of our fixed income securities at September 30, 2026, and December 31, 2025. The first table lists investments according to type and second according to S&P credit rating:

	September 30, 2026		December 31, 2025
(in millions of U.S. dollars, except for percentages)	Fair Value	% of Total	Fair Value	% of Total
U.S. and local government securities	$3,387	2%	$3,714	3%
Corporate and asset-backed securities	47,142	34%	47,886	35%
Mortgage-backed securities	32,809	24%	30,724	23%
Non-U.S.	49,961	36%	48,447	35%
Short-term investments	5,293	4%	4,840	4%
Total (1)	$138,592	100%	$135,611	100%
AAA	$13,218	10%	$13,313	10%
AA	42,527	31%	40,720	30%
A	37,099	26%	35,184	26%
BBB	25,712	19%	23,584	17%
BB	11,553	8%	12,948	10%
B	8,115	6%	9,469	7%
Other	368	—	393	—
Total (1)	$138,592	100%	$135,611	100%
(1) Includes fixed maturities recorded in Other investments in the Consolidated balance sheets of $7.5 billion and $8.1 billion at September 30, 2026, and December 31, 2025, respectively.

Corporate and asset-backed securities
The following table presents our 10 largest global exposures to corporate bonds by fair value at September 30, 2026:

(in millions of U.S. dollars)	Fair Value
Bank of America Corp	$824
Morgan Stanley	711
JPMorgan Chase & Co	684
Goldman Sachs Group Inc	548
Wells Fargo & Co	530
Citigroup Inc	496
AT&T Inc	394
Verizon Communications Inc	388
T-Mobile USA Inc	387
Sempra	379

Mortgage-backed securities
The following table shows the fair value and amortized cost, net of valuation allowance, of our mortgage-backed securities:

	S&P Credit Rating					Fair Value	Amortized Cost, Net
September 30, 2026 (in millions of U.S. dollars)	AAA	AA	A	BBB	BB and below	Total	Total
Agency residential mortgage-backed securities (RMBS)	$52	$29,111	$—	$—	$—	$29,163	$31,846
Non-agency RMBS	2,294	204	175	36	7	2,716	2,810
Commercial mortgage-backed securities	782	102	41	3	2	930	979
Total mortgage-backed securities	$3,128	$29,417	$216	$39	$9	$32,809	$35,635

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

The following table summarizes the fair value and amortized cost, net of valuation allowance, of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. government securities at September 30, 2026:

(in millions of U.S. dollars)	Fair Value	Amortized Cost, Net
People's Republic of China	$3,000	$2,974
Republic of Korea	1,684	1,988
Kingdom of Thailand	1,005	1,002
Canada	861	905
United Mexican States	809	831
Taiwan	683	717
Commonwealth of Australia	674	789
Federative Republic of Brazil	664	674
Province of Hunan China	589	566
United Kingdom	581	621
Other Non-U.S. Government Securities	8,723	9,053
Total	$19,273	$20,120
The following table summarizes the fair value and amortized cost, net of valuation allowance, of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. corporate securities at September 30, 2026:

(in millions of U.S. dollars)	Fair Value	Amortized Cost, Net
China	$7,869	$7,851
United Kingdom	2,858	3,014
Canada	2,755	2,841
France	2,061	2,137
United States (1)	1,628	1,716
South Korea	1,480	1,540
Australia	1,372	1,437
Japan	1,273	1,335
Chile	702	742
Germany	695	734
Other Non-U.S. Corporate Securities	7,995	8,331
Total	$30,688	$31,678
(1)     The countries that are listed in the non-U.S. corporate fixed income portfolio above represent the ultimate parent company's country of risk. Non-U.S. corporate securities could be issued by foreign subsidiaries of U.S. corporations.

Below-investment grade corporate fixed income portfolio
Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss from default by the borrower is greater with below-investment grade securities. Below-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than investment grade issuers. At September 30, 2026, our corporate fixed income investment portfolio included below-investment grade and non-rated securities which, in total, comprised approximately 12 percent of our fixed income portfolio. Our below-investment grade and non-rated portfolio includes over 1,700 issuers, with the greatest single exposure being $186 million.

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

The following table presents a roll-forward of our unpaid losses and loss expenses:

(in millions of U.S. dollars)	Gross Losses	Reinsurance Recoverable (1)	Net Losses
Balance at December 31, 2025	$88,018	$18,346	$69,672
Losses and loss expenses incurred	25,094	4,746	20,348
Losses and loss expenses paid	(21,683)	(4,278)	(17,405)
Other (including foreign exchange translation)	400	105	295
Balance at September 30, 2026	$91,829	$18,919	$72,910
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

Catastrophe Management
We actively monitor and manage our catastrophe risk accumulation around the world from natural perils, which includes setting risk limits based on probable maximum loss (PML) and purchasing catastrophe reinsurance to ensure sufficient liquidity and capital to meet the expectations of regulators, rating agencies, and policyholders, and to provide shareholders with an appropriate risk-adjusted return. Chubb uses internal and external data together with sophisticated, analytical catastrophe loss and risk modeling techniques to ensure an appropriate understanding of risk, including diversification and correlation effects, across different product lines and territories. The table below presents our modeled pre-tax estimates of natural catastrophe PML, net of reinsurance, at September 30, 2026, and does not represent our expected catastrophe losses for any one year.

	Modeled Net Probable Maximum Loss (PML) Pre-tax
	Worldwide (1)		U.S. Hurricane (2)		California Earthquake (3)
	Annual Aggregate		Annual Aggregate		Single Occurrence
(in millions of U.S. dollars, except for percentages)	Chubb	% of Total Chubb Shareholders’ Equity	Chubb	% of Total Chubb Shareholders’ Equity	Chubb	% of Total Chubb Shareholders’ Equity
1-in-10	$2,826	3.9%	$1,501	2.0%	$147	0.2%
1-in-100	$5,458	7.5%	$3,601	4.9%	$1,758	2.4%
1-in-250	$8,795	12.0%	$6,120	8.4%	$2,094	2.9%
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

The PML for worldwide and key U.S. peril regions are based on our in-force portfolio at July 1, 2026, and reflect the April 1, 2026, reinsurance program, as well as inuring reinsurance protection coverage. Refer to the Global Property Catastrophe Reinsurance section for more information. These estimates assume that reinsurance recoverable is fully collectible.

According to the model, for the 1-in-100 return period scenario, there is a one percent chance that our pre-tax annual aggregate losses incurred in any year from U.S. hurricane events could be in excess of $3,601 million (or 4.9 percent of total Chubb shareholders’ equity at September 30, 2026).

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

Capital Resources
Capital resources consist of funds deployed or available to be deployed to support our business operations.

	September 30	December 31
(in millions of U.S. dollars, except for ratios)	2026	2025
Short-term debt	$668	$1,499
Long-term debt	17,990	15,728
Total financial debt	18,658	17,227
Trust preferred securities	309	309
Subordinated debt (1)	119	113
Total hybrid debt	428	422
Total Chubb shareholders' equity	73,227	73,757
Total capitalization	92,313	91,406
Less: Chubb unrealized gains (losses) on investments, net of deferred tax	(7,757)	(1,997)
Total adjusted capitalization	$100,070	$93,403
Ratio of financial debt to total adjusted capitalization (2)	18.6%	18.4%
Ratio of financial debt and hybrid debt to total adjusted capitalization (2)	19.1%	18.8%
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
•August 2026: Issued CHF400 million senior unsecured notes (approximately $494 million at the time of issuance) in 3-year and 7-year tranches, at 0.86 percent and 1.22 percent, respectively.

Refer to Note 11 to the Consolidated Financial Statements for additional details.

For the nine months ended September 30, 2026, we repurchased $3.3 billion of Common Shares in a series of open market transactions under the Board of Directors (Board) share repurchase authorization. At September 30, 2026, there were 17,590,778 Common Shares in treasury with a weighted-average cost of $251.22 per share. In May 2026, the Board authorized the repurchase of up to $7.5 billion of Chubb's Common Shares, effective July 1, 2026 with no expiration date. For the period October 1, 2026, through October 27, 2026, we repurchased 876,400 Common Shares for a total of $305 million in a series of open market transactions under the share repurchase authorization. At October 27, 2026, $6.0 billion in share repurchase authorization remained.

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

The following table represents dividends paid per Common Share to shareholders of record on each of the following dates:

Shareholders of record as of:	Dividends paid as of:
December 12, 2025	January 2, 2026	$0.97 (CHF 0.78)
March 13, 2026	April 6, 2026	$0.97 (CHF 0.75)
June 12, 2026	July 2, 2026	$1.02 (CHF 0.80)
September 11, 2026	October 2, 2026	$1.02 (CHF 0.83)

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

Our group syndicated credit facility has capacity of $3.0 billion and expires in December 2030. Our total credit facility capacity is $4.3 billion, $3.0 billion of which can be used for revolving credit. At September 30, 2026, our letter of credit borrowings outstanding under these facilities were $980 million. Our access to credit under these facilities is dependent on the ability of the bank counterparties to meet their funding commitments. The facilities require that we maintain certain financial covenants, all of which we met at September 30, 2026. Should the existing credit providers on these facilities experience financial difficulty, we may be required to replace credit sources, possibly in a difficult market. If we cannot obtain adequate capital or sources of credit on favorable terms, on a timely basis, or at all, our business, operating results, and financial condition could be adversely affected. To date, we have not experienced difficulty accessing our credit facility or establishing additional facilities when needed.

We have the ability to borrow a total of $2.0 billion in commercial paper, supported by the availability under our $3.0 billion group syndicated credit facility. At September 30, 2026, there were no commercial paper borrowings outstanding.

We use repurchase agreements as a low-cost alternative source of liquidity within our operating subsidiaries. At September 30, 2026, there were $3.2 billion in repurchase agreements outstanding with various maturities over the next two months.

The payment of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction, as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies. During the nine months ended September 30, 2026, we were able to meet all our obligations, including the payments of dividends on our Common Shares, with our net cash flows.

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

	From Bermuda Subsidiaries		From Chubb INA and Subsidiaries		From Other International Subsidiaries		From Swiss Subsidiaries
	Nine Months Ended September 30		Nine Months Ended September 30		Nine Months Ended September 30		Nine Months Ended September 30
(in millions of U.S. dollars)	2026	2025	2026	2025	2026	2025	2026	2025
Dividends received by Chubb Limited	$—	$1,260	$—	$—	$149	$207	$174	$—
Dividends received by Chubb INA	N/A	N/A	1,605	1,850	N/A	N/A	N/A	N/A
Chubb Ltd redemptions from Chubb INA (1)	N/A	N/A	2,875	2,250	N/A	N/A	N/A	N/A
(1) In accordance with the plan of liquidation and conversion of Chubb INA to a limited liability company. Chubb INA is expected to fully redeem, by the end of 2027, Chubb
Limited's ownership interest in Chubb INA.

Cash Flows	Nine Months Ended
	September 30
(in millions of U.S. dollars)	2026	2025
Net cash provided by operating activities	$13,748	$8,756
Net cash used for investing activities	(9,895)	(8,928)
Net cash used for financing activities	(3,390)	(189)

Our sources of liquidity include cash from operations, routine sales of investments, and financing arrangements.
Net cash provided by operating activities increased $5.0 billion primarily due to higher net premiums collected, lower net losses paid, and higher net investment income collected. The increase also reflects $919 million net proceeds from sales of consolidated investment products (CIP) in the current year, compared to $985 million in net purchases of CIP in the prior year.

Cash used in investing increased $1.0 billion, primarily due to higher net purchases of fixed maturities and short-term investments of $1.9 billion and higher net use of cash for derivative settlements of $307 million. This activity was partially offset by lower net private equity contributions of $1.3 billion.

Cash used in financing increased $3.2 billion. This increase reflects higher common shares repurchases of $753 million, higher net repayment of repurchase agreements of $835 million, and higher net repayment of debt of $215 million. Additionally, the current year net capital distributed by consolidated investment products was $589 million compared to a prior year net third party capital invested in consolidated investment products of $1.0 billion. This activity was partially offset by higher net policyholder deposits of $264 million.

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

ITEM 4. Controls and Procedures
Chubb’s management, with the participation of Chubb’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Chubb’s disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as of September 30, 2026. Based upon that evaluation, Chubb’s Chief Executive Officer and Chief Financial Officer concluded that Chubb’s disclosure controls and procedures are effective in allowing information required to be disclosed in reports filed under the Securities Exchange Act of 1934 to be recorded, processed, summarized, and reported within time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to Chubb’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in Chubb's internal controls over financial reporting during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, Chubb's internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings
The information required with respect to this item is included in Note 12 f) to the Consolidated Financial Statements, which is hereby incorporated herein by reference.

ITEM 1A. Risk Factors
There have been no material changes to the risk factors described under "Risk Factors" under Item 1A of Part I of our 2025 Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer’s Repurchases of Equity Securities
The following table provides information with respect to purchases by Chubb of its Common Shares during the three months ended September 30, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan (3)
July 1 through July 31	317,233	$354.64	316,000	$7.39	billion
August 1 through August 31	1,218,390	$347.21	1,217,780	$6.97	billion
September 1 through September 30	1,887,406	$340.73	1,886,000	$6.33	billion
Total	3,423,029	$344.33	3,419,780
(1)This column represents open market share repurchases and the surrender to Chubb of Common Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and to cover the cost of the exercise of options by employees through stock swaps.
(2)The aggregate value of shares purchased in the three months ended September 30, 2026, as part of the publicly announced plan was $1.2 billion. Refer to Note 13 to the Consolidated Financial Statements for more information on the Chubb Limited securities repurchase authorizations.
(3)In May 2026, the Board of Directors authorized the repurchase of up to $7.5 billion of Chubb Common Shares effective July 1, 2026, with no expiration date. For the period October 1, 2026, through October 27, 2026, we repurchased 876,400 Common Shares for a total of $305 million in a series of open market transactions under the share repurchase authorization. At October 27, 2026, $6.02 billion in share repurchase authorization remained.

ITEM 5. Other Information
Insider Trading Arrangements
During the three months ended September 30, 2026, no director or officer of Chubb (as defined in Rule 16a-1(f) under the Exchange Act) informed us of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408 of SEC Regulation S-K.

ITEM 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
3.1	Articles of Association of the Company, as amended and restated	8-K	3.1	May 22, 2026

3.2	Organizational Regulations of the Company, as amended	10-K	3.2	February 27, 2025

4.1	Articles of Association of the Company, as amended and restated	8-K	4.1	May 22, 2026

4.2	Organizational Regulations of the Company, as amended	10-K	4.2	February 27, 2025

22.1	Guaranteed Securities	10-Q	22.1	July 28, 2026

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

101.1
The following financial information from Chubb Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL:
(i) Consolidated Balance Sheets at September 30, 2026, and December 31, 2025; (ii) Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2026 and 2025; (iii) Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2026 and 2025; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025; and (v) Notes to Consolidated Financial Statements
					X

104.1	The Cover Page Interactive Data File formatted in Inline XBRL (The cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101.1)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHUBB LIMITED
(Registrant)

October 28, 2026	/s/ Evan G. Greenberg
Evan G. Greenberg
Chairman and Chief Executive Officer

October 28, 2026	/s/ Peter C. Enns
Peter C. Enns
Executive Vice President and Chief Financial Officer